Form 10-Q
period 2007-04-01
CARROLS RESTAURANT GROUP, INC.; CARROLS CORP
filed 2007-05-14
CIK 809248, 17927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-33174

CARROLS RESTAURANT GROUP, INC.

(Exact name of Registrant as specified in its charter)

Delaware	16-1287774
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

968 James Street Syracuse, New York	13203
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code: (315) 424-0513

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name on each exchange on which registered:
Common Stock, Carrols Restaurant Group, Inc., par value $.01 per share	The NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Commission File Number: 001-06553

CARROLS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	16-0958146
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

968 James Street Syracuse, New York	13203
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number including area code: (315) 424-0513

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Carrols Corporation meets the conditions set forth in General Instruction H(1)(A) and (B) of Form 10-Q and is therefore filing this form with reduced disclosure format pursuant to General Instruction H(2) of Form 10-Q.

Indicate by check mark whether either of the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrants are large accelerated filers, accelerated filers, or non-accelerated filers. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act, (Check one):

Large accelerated filers  ☐    Accelerated filers  ☐    Non-accelerated filers  ☒

Indicate by check mark whether either of the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

As of May 3, 2007, Carrols Restaurant Group, Inc. had 21,550,827 shares of its common stock, $.01 par value outstanding. As of May 3, 2007, all outstanding equity securities of Carrols Corporation, which consisted of 10 shares of its common stock, were owned by Carrols Restaurant Group, Inc.

CARROLS RESTAURANT GROUP, INC.

FORM 10-Q

QUARTER ENDED MARCH 31, 2007

PART I—FINANCIAL INFORMATION

ITEM 1—INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars, except share and per share amounts)

(Unaudited)

	March 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$2,283	$3,939
Trade and other receivables	4,174	5,364
Inventories	4,523	4,677
Prepaid rent	3,711	4,130
Prepaid expenses and other current assets	7,504	5,367
Refundable income taxes	—	2,806
Deferred income taxes	4,539	4,539

Total current assets	26,734	30,822
Property and equipment, net	188,545	182,742
Franchise rights, net (Note 4)	82,464	83,268
Goodwill (Note 4)	124,934	124,934
Intangible assets, net (Note 4)	1,102	1,175
Franchise agreements, at cost less accumulated amortization of $5,571 and $5,431, respectively	5,714	5,793
Deferred income taxes	11,136	11,136
Other assets	12,370	12,989

Total assets	$452,999	$452,859

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt (Note 5)	$218	$2,477
Accounts payable	20,372	17,860
Accrued interest	3,835	7,861
Accrued payroll, related taxes and benefits	14,950	18,445
Accrued income taxes payable	211	—
Accrued real estate taxes	2,982	4,102
Other liabilities	12,299	10,623

Total current liabilities	54,867	61,368
Long-term debt, net of current portion (Note 5)	301,941	297,432
Lease financing obligations (Note 9)	58,701	58,571
Deferred income—sale-leaseback of real estate	31,083	31,391
Accrued postretirement benefits (Note 8)	6,519	6,370
Other liabilities (Note 7)	23,739	23,494

Total liabilities	476,850	478,626
Commitments and contingencies (Note 12)

Stockholders’ deficit:
Preferred stock, par value $.01; authorized 20,000,000 shares, issued and outstanding—none	—	—
Voting common stock, par value $.01; authorized 100,000,000 shares, issued and outstanding—21,550,827 shares at both dates	216	216
Additional paid-in capital	(2,769)	(3,108)
Accumulated deficit	(20,156)	(21,733)
Accumulated other comprehensive loss	(1,001)	(1,001)
Treasury stock, at cost	(141)	(141)

Total stockholders’ deficit	(23,851)	(25,767)

Total liabilities and stockholders’ deficit	$452,999	$452,859

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(In thousands of dollars, except shares and per share amounts)

(Unaudited)

	2007	2006
Revenues:
Restaurant sales	$187,866	$182,213
Franchise royalty revenues and fees	337	330

Total revenues	188,203	182,543

Costs and expenses:
Cost of sales	52,557	51,913
Restaurant wages and related expenses	55,948	53,662
Restaurant rent expense	10,679	9,020
Other restaurant operating expenses	27,684	26,448
Advertising expense	8,535	6,912
General and administrative (including stock-based compensation expense of $318 and $0 respectively)	13,146	12,374
Depreciation and amortization	7,691	8,317
Impairment losses (Note 3)	—	224
Other income (Note 10)	(347)	—

Total operating expenses	175,893	168,870

Income from operations	12,310	13,673
Interest expense	8,356	11,389
Loss on extinguishment of debt	1,485	—

Income before income taxes	2,469	2,284
Provision for income taxes (Note 6)	892	759

Net income	$1,577	$1,525

Basic and diluted net income per share (Note 13)	$0.07	$0.10

Basic weighted average common shares outstanding (Note 13)	21,550,827	15,897,783
Diluted weighted average common shares outstanding (Note 13)	21,558,382	15,897,783

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(In thousands of dollars)

(Unaudited)

	2007	2006
Cash flows provided from operating activities:
Net income	$1,577	$1,525
Adjustments to reconcile net income to net cash provided from operating activities:
Gain on disposals of property and equipment	(121)	(35)
Stock-based compensation expense	355	—
Depreciation and amortization	7,691	8,317
Amortization of deferred financing costs	335	385
Amortization of unearned purchase discounts	(539)	(540)
Amortization of deferred gains from sale-leaseback transactions	(488)	(147)
Impairment losses	—	224
Accretion of interest on lease financing obligations	130	78
Deferred income taxes	3,016	(336)
Loss on extinguishment of debt	1,485	—
Changes in other operating assets and liabilities	(6,954)	(2,204)

Net cash provided from operating activities	6,487	7,267

Cash flows used for investing activities:
Capital expenditures:
New restaurant development	(8,361)	(6,518)
Restaurant remodeling	(1,218)	(1,678)
Other restaurant capital expenditures	(1,111)	(1,445)
Corporate and restaurant information systems	(191)	(477)

Total capital expenditures	(10,881)	(10,118)
Properties purchased for sale-leaseback	(1,633)	(1,655)
Proceeds from sale-leaseback transactions	2,473	9,413
Proceeds from sales of other properties	979	—

Net cash used for investing activities	(9,062)	(2,360)

Cash flows provided from (used for) financing activities:
Repayment of term loans under prior credit facility	(118,400)	—
Borrowings on revolving credit facility	11,200	—
Repayments on revolving credit facility	(10,500)	—
Proceeds from new senior credit facility	120,000	—
Scheduled principal payments on term loans	—	(550)
Principal pre-payments on term loans	—	(8,500)
Principal payments on capital leases	(137)	(103)
Expenses from initial public offering	(16)	—
Financing costs associated with issuance of debt	(1,228)	—

Net cash provided from (used for) financing activities	919	(9,153)

Net decrease in cash and cash equivalents	(1,656)	(4,246)
Cash and cash equivalents, beginning of period	3,939	9,331

Cash and cash equivalents, end of period	$2,283	$5,085

Supplemental disclosures:
Interest paid on long-term debt	$10,582	$11,062
Interest paid on lease financing obligations	$1,335	$2,667
Increase (decrease) in accruals for capital expenditures	$3,065	$(151)
Income taxes refunded	$(2,122)	$(810)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands of dollars except share and per share amounts)

1. Basis of Presentation

Basis of Consolidation. The unaudited consolidated financial statements presented herein include the accounts of Carrols Restaurant Group, Inc. (“Carrols Restaurant Group” or the “Company”) and its wholly-owned subsidiary Carrols Corporation (“Carrols”). Carrols Restaurant Group is a holding company and conducts all of its operations through Carrols and its wholly-owned subsidiaries. Unless the context otherwise requires, Carrols Restaurant Group, Carrols and the direct and indirect subsidiaries of Carrols are collectively referred to as the “Company.” All intercompany transactions have been eliminated in consolidation.

The difference between the consolidated financial statements of Carrols Restaurant Group and Carrols is primarily due to additional rent expense of approximately $6 per year for Carrols Restaurant Group and the composition of stockholders’ deficit.

Business Description. At March 31, 2007 the Company operated, as franchisee, 327 quick-service restaurants under the trade name “Burger King” in 12 Northeastern, Midwestern and Southeastern states. At March 31, 2007, the Company also owned and operated 77 Pollo Tropical restaurants of which 74 were located in Florida and three were located in the New York City metropolitan area, two of which were located in northern New Jersey and one of which was located in Brooklyn, New York and franchised a total of 27 Pollo Tropical restaurants; consisting of 23 in Puerto Rico, two in Ecuador and two on college campuses in Florida. At March 31, 2007, the Company owned and operated 141 Taco Cabana restaurants located primarily in Texas and franchised two Taco Cabana restaurants in New Mexico and one in Georgia.

Fiscal Year. The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. All references herein to the fiscal years ended December 31, 2006 and January 1, 2006 will be referred to as the fiscal years ended December 31, 2006 and 2005, respectively. Similarly, all references herein to the three months ended April 1, 2007 and April 2, 2006 will be referred to as the three months ended March 31, 2007 and March 31, 2006, respectively. The years ended December 31, 2006 and 2005 each contained 52 weeks and the three months ended March 31, 2007 and 2006 each contained thirteen weeks.

Basis of Presentation. The accompanying unaudited consolidated financial statements for the three months ended March 31, 2007 and 2006 have been prepared without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission and do not include certain of the information and the footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of such financial statements have been included. The results of operations for the three months ended March 31, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year.

These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2006 contained in the Company’s 2006 Annual Report on Form 10-K. The December 31, 2006 balance sheet data is derived from those audited financial statements.

Use of Estimates. The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates include: accrued occupancy costs, insurance liabilities, legal obligations, income taxes, evaluation for impairment of goodwill, long-lived assets and Burger King franchise rights, lease accounting matters and stock-based compensation. Actual results could differ from those estimates.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(in thousands of dollars except share and per share amounts)

2. Stock-Based Compensation

The Company adopted an incentive stock plan in 2006 (the “2006 Plan”) under which incentive stock options, non-qualified stock options and restricted shares may be granted to employees and non-employee directors. There were no restricted shares issued or stock options granted during the three months ended March 31, 2007. In December of 2006, the Company granted incentive stock options, non-qualified stock options and restricted shares under the 2006 Plan. The stock options granted generally vest at 20% per year and expire seven years from the date of grant. The fair value of option grants was established at the date of grant using the Black-Scholes option pricing model. Restricted shares granted to employees generally vest 33% per year for three years and restricted shares granted to non-employee directors generally vest at 20% per year. The fair value of restricted shares granted is determined based on the Company’s closing stock price on the date of grant. Stock-based compensation related to the December 2006 grants was $0.4 million and the income tax benefit recognized in the consolidated income statement for stock-based compensation was $0.1 million for the three months ended March 31, 2007. There was no stock-based compensation expense recorded in the three months ended March 31, 2006.

As of March 31, 2007, the total non-vested stock-based compensation expense relating to the options and restricted shares is approximately $5.0 million and the Company expects to record an additional $1.1 million as compensation expense in 2007. The remaining weighted average vesting period for such options and restricted shares is 4.09 years at March 31, 2007.

A summary of all option activity for the three months ended March 31, 2007 is as follows:

	2006 Plan
	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands) (1)
Options outstanding at January 1, 2007	1,241,750	$14.30
Options granted	—	—
Options exercised	—	—
Options forfeited	(3,100)	14.30
Options outstanding at March 31, 2007	1,238,650	$14.30	6.75	$935

Expected to vest at March 31, 2007	1,221,879	$14.30	6.75	$923

Options exercisable at March 31, 2007	—	$—	—	$—

(1)	The aggregate intrinsic value was calculated using the difference between the market price of the Company’s common stock at March 31 and the grant price for only those awards that have a grant price that is less than the market price of the Company’s common stock at March 31.

The restricted stock activity for the three months ended March 31, 2007 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2007	75,800	$13.00
Shares forfeited	(1,500)	$13.00

Nonvested at March 31, 2007	74,300	$13.00

3. Impairment of Long-Lived Assets

The Company reviews its long-lived assets, principally property and equipment, for impairment at the restaurant level. If an indicator of impairment exists for any of its assets, an estimate of undiscounted future cash flows from the related long-lived assets is compared to that long-lived asset’s carrying value. If the carrying value is greater than the undiscounted cash flow, the Company then determines the fair value of the asset. If an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(in thousands of dollars except share and per share amounts)

For the three months ended March 31, 2007, the Company recorded no impairment losses for its segments. For the three months ended March 31, 2006, the Company recorded impairment losses of $224 on long-lived assets for its Burger King segment.

4. Goodwill, Franchise Rights and Intangible Assets

Goodwill. Goodwill is reviewed for impairment annually, or more frequently when events and circumstances indicate that the carrying amounts may be impaired. The Company performs its annual impairment assessment as of December 31 and does not believe circumstances have changed since the last assessment date which would make it necessary to reassess their values. Goodwill balances are summarized below:

	Pollo Tropical	Taco Cabana	Burger King	Total
Goodwill at March 31, 2007 and December 31, 2006	$56,307	$67,177	$1,450	$124,934

Burger King Franchise Rights. Amounts allocated to franchise rights for each Burger King acquisition are amortized using the straight-line method over the average remaining term of the acquired franchise agreements at January 1, 2002 plus one twenty-year renewal period. The Company assesses the potential impairment of franchise rights whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If an indicator of impairment exists, an estimate of the aggregate undiscounted future cash flows from the acquired restaurants is compared to the respective carrying value of franchise rights for each Burger King acquisition. If an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value. The Company recorded no impairment charges against franchise rights for the three months ended March 31, 2007 and 2006.

Amortization expense related to Burger King franchise rights was $804 and $735 for the three months ended March 31, 2007 and 2006, respectively. The estimated amortization expense for the year ending December 31, 2007 and for each of the five succeeding years is $3,216.

Intangible Assets. The Company acquired four Taco Cabana restaurants from a franchisee in 2005. Under Emerging Issues Task Force Issue No. 04-1, “Accounting for Preexisting Relationships between the Parties to a Business Combination (“EITF 04-1”), certain reacquired rights, including the right to the acquirer’s trade name, are required to be recognized as intangible assets apart from goodwill. The Company allocated $1.6 million of the purchase price to this intangible asset. The Company recorded amortization expense relating to the intangible asset of approximately $73 for each of the three months ended March 31, 2007 and 2006. The Company expects the annual amortization expense for the year ending December 31, 2007 and for each of five years ending 2008 through 2012 to be $289, $211, $133, $125, $117 and $99, respectively.

	March 31, 2007		December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets	$1,610	$508	$1,610	$435

5. Long-term Debt

On March 9, 2007, Carrols terminated its senior credit facility and entered into a new senior credit facility with a syndicate of lenders. Carrols’ new credit facility totals approximately $185 million, consisting of $120 million principal amount of term loan A borrowings maturing on March 8, 2013 (or earlier on September 30, 2012 if Carrols’ 9% Senior Subordinated Notes due 2013 are not refinanced by June 30, 2012) and a $65.0 million revolving facility (including a sub limit of up to $25.0 million for letters of credit and up to $5.0 million for swingline loans), maturing on March 8, 2012. The term loan A borrowings and an additional $4.3 million of revolver borrowings from this facility were used to repay all outstanding borrowings and other obligations under the Carrols’ prior senior credit facility and to pay certain fees and expenses incurred in connection with the new senior credit facility. The Company also recorded a $1.5 million loss on extinguishment of debt in the three months ended March 31, 2007 for the write-off of deferred financing costs related to the prior senior credit facility.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(in thousands of dollars except share and per share amounts)

Both term loan and revolving credit borrowings under the new senior credit facility bear interest at a per annum rate, at the Carrols’ option, of either:

1) the applicable margin ranging from 0% to 0.25% based on Carrols’ senior leverage ratio (as defined in the new senior credit facility) plus the greater of (i) the prime rate or (ii) the federal funds rate for that day plus 0.5%; or

2) Adjusted LIBOR plus the applicable margin percentage in effect ranging from 1.0% to 1.5% based on Carrols’ senior leverage ratio.

Term loan A borrowings shall be due and payable in quarterly installments, beginning on June 30, 2008 as follows:

1) four quarterly installments of $1.5 million beginning on June 30, 2008;

2) eight quarterly installments of $3.0 million beginning on June 30, 2009;

3) four quarterly installments of $4.5 million beginning on June 30, 2011; and

4) four quarterly installments of $18.0 million beginning on June 30, 2012.

Under the new senior credit facility, Carrols is also required to make mandatory prepayments of principal on term loan A facility borrowings (a) annually in an initial amount equal to 50% of Excess Cash Flow (as defined in the new senior credit facility), (b) in the event of certain dispositions of assets (all subject to certain exceptions) and insurance proceeds, in an amount equal to 100% of the net proceeds received by Carrols therefrom, and (c) in an amount equal to 100% of the net proceeds from any subsequent issuance of debt.

In general, Carrols’ obligations under the new senior credit facility are guaranteed by the Company and all of Carrols’ material subsidiaries and are collateralized by a pledge of Carrols’ common stock and the stock of each of Carrols’ material subsidiaries. The new senior credit facility contains certain covenants, including, without limitation, those limiting the Carrols’ ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of its business, engage in transactions with related parties, make certain investments or pay dividends. In addition, Carrols is required to meet certain financial ratios, including fixed charge coverage, senior leverage, and total leverage ratios (all as defined under the new senior credit facility).

At March 31, 2007, $120.0 million principal amount of term loan borrowings were outstanding under the term loan A facility and $0.7 million principal amount of borrowings were outstanding under the revolving credit facility. After reserving $15.0 million for letters of credit guaranteed by the facility, $49.3 million was available for borrowings under the revolving credit facility at March 31, 2007. The Company was in compliance with the covenants under its senior credit facility as of March 31, 2007.

On December 15, 2004, Carrols issued $180 million of 9% Senior Subordinated Notes due 2013, which are referred to herein as the “senior subordinated notes”. Restrictive covenants under the senior subordinated notes include limitations with respect to the Carrols’ ability to issue additional debt, incur liens, sell or acquire assets or businesses, pay dividends and make certain investments. At both March 31, 2007 and December 31, 2006, $180.0 million principal amount of the senior subordinated notes was outstanding.

6. Income Taxes

The income tax provision for the three months ended March 31, 2007 and 2006 was comprised of the following:

	Three Months Ended March 31,
	2007	2006
Current	$892	$1,095
Deferred	—	(336)

	$892	$759

The provision for income taxes for the three months ended March 31, 2007 was derived using an estimated effective annual income tax rate for 2007 of 36.2%. There were no discrete tax items affecting the provision for income taxes in the three months ended March 31, 2007 and March 31, 2006. The provision for income taxes for the three months ended March 31, 2006 was derived using an estimated effective annual income tax rate for 2006 of 33.2%.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(in thousands of dollars except share and per share amounts)

The Company adopted the provisions of Financial Standards Accounting Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”) and interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no material adjustment in its consolidated financial statements. As the adoption date of January 1, 2007, the Company has $0.6 million of unrecognized tax benefits. At March 31, 2007, the Company had $0.5 million of unrecognized tax benefits, all of which would reduce our effective tax rate if recognized.

The Company recognized interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2007, the Company has approximately $0.1 million of accrued interest related to uncertain tax positions.

The tax years 2003-2006 remain open to examination by the major taxing jurisdictions to which the Company is subject. It is not possible to reasonably estimate any possible change in the unrecognized tax benefits within the next twelve months.

7. Other Liabilities, Long-Term

Other liabilities, long-term, at March 31, 2007 and December 31, 2006 consisted of the following:

	March 31, 2007	December 31, 2006
Unearned purchase discounts	$3,970	$4,526
Accrued occupancy costs	8,935	8,683
Accrued workers’ compensation costs	4,738	4,595
Other	6,096	5,690

	$23,739	$23,494

In 2001, management decided to close seven Taco Cabana restaurants in the Phoenix, Arizona market and discontinue restaurant development underway in that market. At March 31, 2007 and December 31, 2006, the Company had $0.6 million and $0.7 million in lease liability reserves, respectively, for remaining locations that are included in accrued occupancy costs.

The following table presents the activity in the exit cost reserve for the three months ended March 31, 2007:

Balance, beginning of period	$656
Payments	(33)

Balance, end of period	$623

8. Postretirement Benefits

The Company provides postretirement medical and life insurance benefits covering substantially all Burger King administrative and restaurant management salaried employees. A December 31 measurement date is used for postretirement benefits.

The following summarizes the components of net periodic benefit cost:

	Three Months Ended March 31,
	2007	2006
Components of net periodic benefit cost:
Service cost	$119	$118
Interest cost	93	83
Amortization of gains and losses	17	21
Amortization of unrecognized prior service cost	(7)	(7)

Net periodic postretirement benefit cost	$222	$215

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(in thousands of dollars except share and per share amounts)

As disclosed in the Company’s 2006 Annual Report on Form 10-K, the Company expected to contribute approximately $132 to its postretirement benefit plan. During the three months ended March 31, 2007, the Company made contributions of $64 to its postretirement plan. The Company expects to make additional contributions during 2007.

9. Lease Financing Obligations

The Company entered into sale-leaseback transactions in various years involving certain restaurant properties that did not qualify for sale-leaseback accounting and as a result, have been classified as financing transactions under Statement of Financial Accounting Standards (“SFAS”) No. 98, “Accounting for Leases” (“SFAS 98”). Under the financing method, the assets remain on the consolidated balance sheet and proceeds received by the Company from these transactions are recorded as a financing liability. Payments under these leases are applied as payments of imputed interest and deemed principal on the underlying financing obligations.

During the second and third quarters of 2006, the Company refinanced 14 restaurant properties previously accounted for as lease financing obligations and amended lease agreements for 34 restaurant properties to eliminate or otherwise cure the provisions that precluded the original sale-leaseback accounting. As a result of these transactions in 2006, the Company reduced its lease financing obligations by $52.8 million, reduced its assets under lease financing obligations by $36.2 million and recorded deferred gains of $18.3 million which are being amortized as a reduction to rent expense over the remaining term of the underlying leases.

As a result of these transactions, rent expense in the three months ended March 31, 2007 includes an additional $1.0 million of expense compared to the three months ended March 31, 2006. Also as a result of these transactions, the three months ended March 31, 2006 includes additional depreciation expense of $0.3 million and additional interest expense of $1.3 million as compared to the three months ended March 31, 2007.

10. Other Income

In the first quarter of 2007, the Company recorded a gain of $0.3 million related to sale of one of its Taco Cabana properties.

11. Business Segment Information

The Company is engaged in the quick-service and quick-casual restaurant industry, with three restaurant concepts: Burger King operating as a franchisee and Pollo Tropical and Taco Cabana, both Company-owned concepts. The Company’s Burger King restaurants are all located in the United States, primarily in the Northeast, Southeast and Midwest. Pollo Tropical is a quick-casual restaurant chain featuring grilled marinated chicken and Caribbean style “made from scratch” side dishes. Pollo Tropical’s core markets are located in South and Central Florida. Taco Cabana is a quick-casual restaurant chain featuring fresh Mexican style food, including flame-grilled beef and chicken fajitas, quesadillas and other Tex-Mex dishes. Taco Cabana’s core markets are primarily located in Texas.

The accounting policies of each segment are the same as those described in the summary of significant accounting policies. The following table includes Segment EBITDA which is the measure of segment profit or loss reported to the chief operating decision maker for purposes of allocating resources to the segments and assessing their performance. Segment EBITDA is defined as earnings attributable to the applicable segment before interest, income taxes, depreciation and amortization, impairment losses, stock-based compensation expense and other income and expense.

The “Other” column includes corporate related items not allocated to reportable segments, including stock-based compensation expense. Other identifiable assets consist primarily of cash, certain other assets, corporate property and equipment, goodwill and deferred income taxes.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(in thousands of dollars except share and per share amounts)

Three Months Ended	Pollo Tropical	Taco Cabana	Burger King	Other	Consolidated
March 31, 2007:
Total revenues	$41,539	$58,194	$88,470	$—	$188,203
Cost of sales	13,392	16,978	22,187	—	52,557
Restaurant wages and related expenses	10,331	16,480	29,100	37	55,948
General and administrative expenses (1)	2,487	2,873	7,468	318	13,146
Depreciation and amortization	1,495	2,053	3,843	300	7,691
Segment EBITDA	6,832	7,351	5,826
Capital expenditures, including acquisitions	6,430	2,656	1,604	191	10,881

March 31, 2006:
Total revenues	$38,586	$55,240	$88,717	$—	$182,543
Cost of sales	12,606	16,010	23,297	—	51,913
Restaurant wages and related expenses	9,443	15,729	28,490	—	53,662
General and administrative expenses (1)	2,185	2,956	7,233	—	12,374
Depreciation and amortization	1,364	2,030	4,600	323	8,317
Segment EBITDA	7,634	7,694	6,886
Capital expenditures, including acquisitions	4,283	3,244	2,114	477	10,118

Identifiable Assets:
At March 31, 2007	$52,805	$72,152	$153,353	$174,689	$452,999
At December 31, 2006	46,617	71,601	155,272	179,369	452,859

(1)	For the Pollo Tropical and Taco Cabana segments, such amounts include general and administrative expenses related directly to each segment. For the Burger King segment such amounts include general and administrative expenses related directly to the Burger King segment as well as expenses associated with administrative support to all of the Company’s segments including executive management, information systems and certain accounting, legal and other administrative functions.

A reconciliation of segment EBITDA to consolidated net income is as follows:

	Three Months Ended March 30,
	2007	2006
Segment EBITDA:
Pollo Tropical	$6,832	$7,634
Taco Cabana	7,351	7,694
Burger King	5,826	6,886

Subtotal	20,009	22,214

Less:
Depreciation and amortization	7,691	8,317
Impairment losses	—	224
Interest expense	8,356	11,389
Loss on extinguishment of debt	1,485	—
Provision for income taxes	892	759
Stock-based compensation expense	355	—
Other income	(347)	—

Net income	$1,577	$1,525

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(in thousands of dollars except share and per share amounts)

12. Commitments and Contingencies

On November 16, 1998, the Equal Employment Opportunity Commission (“EEOC”) filed suit in the United States District Court for the Northern District of New York (the “Court”), under Title VII of the Civil Rights Act of 1964, as amended, against Carrols. The complaint alleged that Carrols engaged in a pattern and practice of unlawful discrimination, harassment and retaliation against former and current female employees. The EEOC identified approximately 450 individuals (which was subsequently increased to 511 individuals) that it believed represented the class of claimants and was seeking monetary and injunctive relief from Carrols.

On April 20, 2005, the Court issued a decision and order granting Carrols’ Motion for Summary Judgment that Carrols filed in January 2004. Subject to possible appeal by the EEOC, the case is dismissed, however the Court noted that it was not ruling on the claims, if any, that individual employees might have against Carrols. The Company does not believe that any individual claim, if any, would have a material adverse impact on its consolidated financial statements.

On February 27, 2006, Carrols filed a motion for summary judgment to dismiss all but between four and 17 of the individual claims. On July 10, 2006, in its response to that motion, the EEOC has asserted that, notwithstanding the Court’s dismissal of the case as a class action, the EEOC may still maintain some kind of collective action on behalf of these claimants. Oral argument before the Court was held on October 4, 2006 and the Company is awaiting the Court’s decision on Carrols’ summary judgment motion. Although the Company believes that the EEOC’s continued class litigation argument is without merit, it is not possible to predict the outcome of the pending motion.

On November 30, 2002, four former hourly employees commenced a lawsuit against Carrols in the United States District Court for the Western District of New York entitled Dawn Seever, et al. v. Carrols Corporation. The lawsuit alleges, in substance, that Carrols violated certain minimum wage laws under the Federal Fair Labor Standards Act and related state laws by requiring employees to work without recording their time and by retaliating against those who complained. The plaintiffs seek damages, costs and injunctive relief. They also seek to notify, and eventually certify, a class consisting of current and former employees who, since 1998, have worked, or are working, for Carrols. As a result of the July 21, 2005 Status Conference, the parties agreed to withdraw Plaintiff’s Motions to Certify and for National Discovery, and Defendant’s Motion to Disqualify Counsel and related motions, to allow both sides limited additional discovery. Carrols has since filed a Motion for Summary Judgment as to the existing plaintiffs that the Court has under consideration. On January 19, 2007, plaintiffs re-filed the Motion to certify and for National Discovery. Carrols has opposed such Motions. Carrols has also moved to disqualify the Plaintiffs from representing the class and to strike the purported evidence presented in support of the motion to certify. The various motions are not yet set for hearing. It is too early to evaluate the likelihood of an unfavorable outcome or estimate the amount or range of potential loss, if any. Consequently, it is not possible to predict what adverse impact, if any, this case could have on the Company’s consolidated financial statements. Carrols intends to continue to contest this case vigorously.

The Company is a party to various other litigation matters incidental to the conduct of business. The Company does not believe that the outcome of any of these other matters will have a material adverse effect on its consolidated financial statements.

13. Net Income Per Share

Basic net income per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income for the period by the weighted average number of common shares outstanding plus the dilutive effect of outstanding stock options using the treasury stock method.

The computation of diluted net income per share excludes options to purchase 620,875 shares of common stock for the three months ended March 31, 2007 because the exercise price of these options was greater than the average market price of the common shares in the periods and therefore, they were antidilutive. In addition, options to purchase 620,875 shares of common stock are excluded from the computation of diluted net income per share for the three months ended March 31, 2007 as they were antidilutive under the treasury stock method.

In connection with the Company’s initial public offering in 2006, the Company authorized an 11.288 for-one stock split on November 21, 2006 which became effective on December 8, 2006. Accordingly, basic and diluted shares for all periods presented have been calculated based on the average shares outstanding, as adjusted for the stock split.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(in thousands of dollars except share and per share amounts)

The following table is a reconciliation of the income and share amounts used in the calculation of basic net income per share and diluted net income per share:

	Three months ended March 31,
	2007	2006
Basic net income per share:
Net income	$1,577	$1,525
Weighted average common shares outstanding	21,550,827	15,897,783
Basic net income per share	$0.07	$0.10

Diluted net income per share:
Net income for diluted income per share	$1,577	$1,525
Shares used in computed basic income per share	21,550,827	15,897,783
Dilutive effect of stock options—treasury stock method	7,555	—

Shares used in computed diluted income per share	21,558,382	15,897,783

Diluted net income per share	$0.07	$0.10

14. Recent Accounting Developments

In March 2006, the Emerging Issues Task Force (“EITF”) issued EITF Issue 06-3, “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement.” This Issue discussed how entities are to adopt a policy of presenting sales taxes in the income statement on either a gross or net basis. If taxes are significant, an entity should disclose its policy of presenting taxes and the amounts of taxes. The guidance is effective for periods beginning after December 15, 2006. The Company presents restaurant sales net of sales taxes and therefore Issue 06-3 did not impact the method for recording these sales taxes in the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This statement defines fair value, establishes a framework for using fair value to measure assets and liabilities and expands disclosures about fair value measurements. The statement applies whenever other pronouncements require or permit assets or liabilities to be measured at fair value. SFAS 157 is effective for the Company’s fiscal year beginning January 1, 2008. The Company is evaluating the impact the adoption of SFAS 157 will have on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for the Company’s fiscal year beginning January 1, 2008. The Company is currently evaluating the impact of adopting SFAS No. 159.

ITEM 1—INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CARROLS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars except share and per share amounts)

(Unaudited)

	March 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$2,283	$3,939
Trade and other receivables	4,174	5,364
Inventories	4,523	4,677
Prepaid rent	3,711	4,130
Prepaid expenses and other current assets	7,504	5,367
Refundable income taxes	—	2,806
Deferred income taxes	4,539	4,539

Total current assets	26,734	30,822
Property and equipment, net	188,545	182,742
Franchise rights, net (Note 4)	82,464	83,268
Goodwill (Note 4)	124,934	124,934
Intangible assets, net (Note 4)	1,102	1,175
Franchise agreements, at cost less accumulated amortization of $5,571 and $5,431, respectively	5,714	5,793
Deferred income taxes	11,136	11,136
Other assets	12,370	12,989

Total assets	$452,999	$452,859

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current liabilities:
Current portion of long-term debt (Note 5)	$218	$2,477
Accounts payable	20,372	17,860
Accrued interest	3,835	7,861
Accrued payroll, related taxes and benefits	14,950	18,445
Accrued income taxes payable	211	—
Accrued real estate taxes	2,982	4,102
Other liabilities	12,299	10,623

Total current liabilities	54,867	61,368
Long-term debt, net of current portion (Note 5)	301,941	297,432
Lease financing obligations (Note 9)	58,701	58,571
Deferred income—sale-leaseback of real estate	31,083	31,391
Accrued postretirement benefits (Note 8)	6,519	6,370
Other liabilities (Note 7)	23,705	23,462

Total liabilities	476,816	478,594
Commitments and contingencies (Note 12)

Stockholder’s deficit:
Common stock, par value $1; authorized 1,000 shares, issued and outstanding—10 shares at both dates	—	—
Additional paid-in capital	(10,262)	(10,601)
Accumulated deficit	(12,554)	(14,133)
Accumulated other comprehensive loss	(1,001)	(1,001)

Total stockholder’s deficit	(23,817)	(25,735)

Total liabilities and stockholder’s deficit	$452,999	$452,859

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARROLS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(In thousands of dollars)

(Unaudited)

	2007	2006
Revenues:
Restaurant sales	$187,866	$182,213
Franchise royalty revenues and fees	337	330

Total revenues	188,203	182,543

Costs and expenses:
Cost of sales	52,557	51,913
Restaurant wages and related expenses	55,948	53,662
Restaurant rent expense	10,679	9,020
Other restaurant operating expenses	27,684	26,448
Advertising expense	8,535	6,912
General and administrative (including stock-based compensation expense of $318 and $0 respectively.)	13,144	12,372
Depreciation and amortization	7,691	8,317
Impairment losses (Note 3)	—	224
Other income (Note 10)	(347)	—

Total operating expenses	175,891	168,868

Income from operations	12,312	13,675
Interest expense	8,356	11,389
Loss on extinguishment of debt (Note 5)	1,485	—

Income before income taxes	2,471	2,286
Provision for income taxes (Note 6)	892	759

Net income	$1,579	$1,527

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARROLS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(In thousands of dollars)

(Unaudited)

	2007	2006
Cash flows provided from operating activities:
Net income	$1,579	$1,527
Adjustments to reconcile net income to net cash provided from operating activities:
Gain on disposals of property and equipment	(121)	(35)
Stock-based compensation expense	355	—
Depreciation and amortization	7,691	8,317
Amortization of deferred financing costs	335	385
Amortization of unearned purchase discounts	(539)	(540)
Amortization of deferred gains from sale-leaseback transactions	(488)	(147)
Impairment losses	—	224
Accretion of interest on lease financing obligations	130	78
Deferred income taxes	3,016	(336)
Loss on extinguishment of debt	1,485	—
Changes in other operating assets and liabilities	(6,956)	(2,206)

Net cash provided from operating activities	6,487	7,267

Cash flows used for investing activities:
Capital expenditures:
New restaurant development	(8,361)	(6,518)
Restaurant remodeling	(1,218)	(1,678)
Other restaurant capital expenditures	(1,111)	(1,445)
Corporate and restaurant information systems	(191)	(477)

Total capital expenditures	(10,881)	(10,118)
Properties purchased for sale-leaseback	(1,633)	(1,655)
Proceeds from sale-leaseback transactions	2,473	9,413
Proceeds from sales of other properties	979	—

Net cash used for investing activities	(9,062)	(2,360)

Cash flows provided from (used for) financing activities:
Repayment of term loans under prior credit facility	(118,400)	—
Borrowings on revolving credit facility	11,200	—
Repayments on revolving credit facility	(10,500)
Proceeds from new senior credit facility	120,000	—
Scheduled principal payments on term loans	—	(550)
Principal pre-payments on term loans	—	(8,500)
Principal payments on capital leases	(137)	(103)
Expenses from initial public offering	(16)	—
Payment of deferred financing costs	(1,228)	—

Net cash provided from (used for) financing activities	919	(9,153)

Net decrease in cash and cash equivalents	(1,656)	(4,246)
Cash and cash equivalents, beginning of period	3,939	9,331

Cash and cash equivalents, end of period	$2,283	$5,085

Supplemental disclosures:
Interest paid on long-term debt	$10,582	$11,062
Interest paid on lease financing obligations	$1,335	$2,667
Increase (decrease) in accruals for capital expenditures	$3,065	$(151)
Income taxes refunded	$(2,122)	$(810)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands of dollars, except share amounts)

1. Basis of Presentation

Basis of Consolidation. The unaudited consolidated financial statements presented herein include the accounts of Carrols Corporation and its subsidiaries (“the Company”). The Company is a wholly-owned subsidiary of Carrols Restaurant Group, Inc. (“Carrols Restaurant Group”). All intercompany transactions have been eliminated in consolidation.

The difference between the consolidated financial statements of Carrols Corporation and Carrols Restaurant Group is primarily due to additional rent expense of approximately $6 per year for Carrols Restaurant Group and the composition of stockholder’s deficit.

Business Description. At March 31, 2007 the Company operated, as franchisee, 327 quick-service restaurants under the trade name “Burger King” in 12 Northeastern, Midwestern and Southeastern states. At March 31, 2007, the Company also owned and operated 77 Pollo Tropical restaurants of which 74 were located in Florida and three were located in the New York City metropolitan area, two of which were located in northern New Jersey, and one of which was located in Brooklyn, New York and franchised a total of 27 Pollo Tropical restaurants; consisting of 23 in Puerto Rico, two in Ecuador and two on college campuses in Florida. At March 31, 2007, the Company owned and operated 141 Taco Cabana restaurants located primarily in Texas and franchised two Taco Cabana restaurants in New Mexico and one in Georgia.

Fiscal Year. The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. All references herein to the fiscal years ended December 31, 2006 and January 1, 2006 will be referred to as the fiscal years ended December 31, 2006 and 2005, respectively. Similarly, all references herein to the three months ended April 1, 2007 and April 2, 2006 will be referred to as the three months ended March 31, 2007 and March 31, 2006, respectively. The years ended December 31, 2006 and 2005 each contained 52 weeks and the three months ended March 31, 2007 and 2006 each contained thirteen weeks.

Basis of Presentation. The accompanying unaudited consolidated financial statements for the three months ended March 31, 2007 and 2006 have been prepared without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission and do not include certain of the information and the footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of such financial statements have been included. The results of operations for the three months ended March 31, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year.

These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2006 contained in the Company’s 2006 Annual Report on Form 10-K. The December 31, 2006 balance sheet data is derived from those audited financial statements.

Use of Estimates. The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates include: accrued occupancy costs, insurance liabilities, legal obligations, income taxes, evaluation for impairment of goodwill, long-lived assets and Burger King franchise rights, lease accounting matters and stock-based compensation. Actual results could differ from those estimates.

Earnings Per Share Presentation. The guidance of SFAS No. 128, “Earnings Per Share,” requires presentation of earnings per share by all entities that have issued common stock or potential common stock if those securities trade in a public market either on a stock exchange (domestic or foreign) or in the over-the-counter market. The Company’s common stock is not publicly traded and therefore, earnings per share amounts are not presented.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(in thousands of dollars, except share amounts)

2. Stock-Based Compensation

Carrols Restaurant Group adopted an incentive stock plan in 2006 (the “2006 Plan”) under which incentive stock options, non-qualified stock options and restricted shares may be granted to employees and non-employee directors. There were no restricted shares issued or stock options granted during the three months ended March 31, 2007. In December of 2006, Carrols Restaurant Group granted incentive stock options, non-qualified stock options and restricted shares under the 2006 Plan. The stock options granted generally vest at 20% per year and expire seven years from the date of grant. The fair value of stock option grants was established at the date of grant using Black-Scholes option pricing model. Restricted shares granted to employees generally vest 33% per year for three years and restricted shares granted to non-employee directors generally vest at 20% per year. The fair value of restricted shares granted is determined based on Carrols Restaurant Group’s closing stock price on the date of grant. Stock-based compensation related to the December 2006 grants was $0.4 million and the income tax benefit recognized in the consolidated income statement for stock-based compensation was $0.1 million for the three months ended March 31, 2007. There was no stock-based compensation expense recorded in the three months ended March 31, 2006.

As of March 31, 2007, the total non-vested stock-based compensation expense relating to the options and restricted shares is approximately $5.0 million and the Company expects to record an additional $1.1 million as compensation expense in 2007. The remaining weighted average vesting period for such options and restricted shares is 4.09 years at March 31, 2007.

A summary of all option activity for the three months ended March 31, 2007 is as follows:

	2006 Plan
	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands) (1)
Options outstanding at January 1, 2007	1,241,750	$14.30
Options granted	—	—
Options exercised	—	—
Options forfeited	(3,100)	14.30
Options outstanding at March 31, 2007	1,238,650	$14.30	6.75	$935

Expected to vest at March 31, 2007	1,221,879	$14.30	6.75	$923

Options exercisable at March 31, 2007	—	$—	—	$—

(1)	The aggregate intrinsic value was calculated using the difference between the market price of Carrols Restaurant Group’s common stock at March 31 and the grant price for only those awards that have a grant price that is less than the market price of the Company’s common stock at March 31.

The restricted stock activity for the three months ended March 31, 2007 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2007	75,800	$13.00
Shares forfeited	(1,500)	$13.00

Nonvested at March 31, 2007	74,300	$13.00

3. Impairment of Long-Lived Assets

The Company reviews its long-lived assets, principally property and equipment, for impairment at the restaurant level. If an indicator of impairment exists for any of its assets, an estimate of undiscounted future cash flows from the related long-

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(in thousands of dollars, except share amounts)

lived assets is compared to that long-lived asset’s carrying value. If the carrying value is greater than the undiscounted cash flow, the Company then determines the fair value of the asset. If an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value.

For the three months ended March 31, 2007, the Company recorded no impairment losses for its segments. For the three months ended March 31, 2006, the Company recorded impairment losses of $224 on long-lived assets for its Burger King segment.

4. Goodwill, Franchise Rights and Intangible Assets

Goodwill. Goodwill is reviewed for impairment annually, or more frequently when events and circumstances indicate that the carrying amounts may be impaired. The Company performs its annual impairment assessment as of December 31 and does not believe circumstances have changed since the last assessment date which would make it necessary to reassess their values. Goodwill balances are summarized below:

	Pollo Tropical	Taco Cabana	Burger King	Total
Goodwill at March 31, 2007 and December 31, 2006	$56,307	$67,177	$1,450	$124,934

Burger King Franchise Rights. Amounts allocated to franchise rights for each Burger King acquisition are amortized using the straight-line method over the average remaining term of the acquired franchise agreements at January 1, 2002 plus one twenty-year renewal period. The Company assesses the potential impairment of franchise rights whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If an indicator of impairment exists, an estimate of the aggregate undiscounted future cash flows from the acquired restaurants is compared to the respective carrying value of franchise rights for each Burger King acquisition. If an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value. The Company recorded no impairment charges against franchise rights for the three months ended March 31, 2007 and 2006.

Amortization expense related to Burger King franchise rights was $804 and $735 for the three months ended March 31, 2007 and 2006, respectively. The estimated amortization expense for the year ending December 31, 2007 and for each of the five succeeding years is $3,216.

Intangible Assets. The Company acquired four Taco Cabana restaurants from a franchisee in 2005. Under Emerging Issues Task Force Issue No. 04-1, “Accounting for Preexisting Relationships between the Parties to a Business Combination (“EITF 04-1”), certain reacquired rights, including the right to the acquirer’s trade name, are required to be recognized as intangible assets apart from goodwill. The Company allocated $1.6 million of the purchase price to this intangible asset. The Company recorded amortization expense relating to the intangible asset of approximately $73 for each of the three months ended March 31, 2007 and 2006. The Company expects the annual amortization expense for the year ending December 31, 2007 and for each of five years ending 2008 through 2012 to be $289, $211, $133, $125, $117 and $99, respectively.

	March 31, 2007		December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets	$1,610	$508	$1,610	$435

5. Long-term Debt

On March 9, 2007, the Company terminated its senior credit facility and entered into a new senior credit facility with a syndicate of lenders. The Company’s new credit facility totals approximately $185 million, consisting of $120 million principal amount of term loan A borrowings maturing on March 8, 2013 (or earlier on September 30, 2012 if the Company’s 9% Senior Subordinated Notes due 2013 are not refinanced by June 30, 2012) and a $65.0 million revolving facility (including a sub limit of up to $25.0 million for letters of credit and up to $5.0 million for swingline loans), maturing on March 8, 2012. The term loan A borrowings and an additional $4.3 million of revolver borrowings from this facility were used to repay all outstanding borrowings and other obligations under the Company’s prior senior credit facility and to pay certain fees and expenses incurred in connection with the new senior credit facility. The Company also recorded a $1.5 million loss on extinguishment of debt in the three months ended March 31, 2007 for the write-off of deferred financing costs related to the prior senior credit facility.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(in thousands of dollars, except share amounts)

Both term loan and revolving credit borrowings under the new senior credit facility bear interest at a per annum rate, at the Company’s option, of either:

1) the applicable margin ranging from 0% to 0.25% based on the Company’s senior leverage ratio (as defined in the new senior credit facility) plus the greater of (i) the prime rate or (ii) the federal funds rate for that day plus 0.5%; or

2) Adjusted LIBOR plus the applicable margin percentage in effect ranging from 1.0% to 1.5% based on the Company’s senior leverage ratio.

Term loan A borrowings shall be due and payable in quarterly installments, beginning on June 30, 2008 as follows:

1) four quarterly installments of $1.5 million beginning on June 30, 2008;

2) eight quarterly installments of $3.0 million beginning on June 30, 2009;

3) four quarterly installments of $4.5 million beginning on June 30, 2011; and

4) four quarterly installments of $18.0 million beginning on June 30, 2012.

Under the new senior credit facility, the Company is also required to make mandatory prepayments of principal on term loan A facility borrowings (a) annually in an initial amount equal to 50% of Excess Cash Flow (as defined in the new senior credit facility), (b) in the event of certain dispositions of assets (all subject to certain exceptions) and insurance proceeds, in an amount equal to 100% of the net proceeds received by the Company therefrom, and (c) in an amount equal to 100% of the net proceeds from any subsequent issuance of debt.

In general, the Company’s obligations under the new senior credit facility are guaranteed by the Company and all of the Company’s material subsidiaries and are collateralized by a pledge of the Company’s common stock and the stock of each of the Company’s material subsidiaries. The new senior credit facility contains certain covenants, including, without limitation, those limiting the Company’s ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of its business, engage in transactions with related parties, make certain investments or pay dividends. In addition, the Company is required to meet certain financial ratios, including fixed charge coverage, senior leverage, and total leverage ratios (all as defined under the new senior credit facility).

At March 31, 2007, $120.0 million principal amount of term loan borrowings were outstanding under the term loan A facility and $0.7 million principal amount of borrowings were outstanding under the revolving credit facility. After reserving $15.0 million for letters of credit guaranteed by the facility, $49.3 million was available for borrowings under the revolving credit facility at March 31, 2007. The Company was in compliance with the covenants under its new senior credit facility as of March 31, 2007.

On December 15, 2004, the Company issued $180 million of 9% Senior Subordinated Notes due 2013, which are referred to herein as the “senior subordinated notes.” Restrictive covenants under the senior subordinated notes include limitations with respect to the Carrols’ ability to issue additional debt, incur liens, sell or acquire assets or businesses, pay dividends and make certain investments. At both March 31, 2007 and December 31, 2006, $180.0 million principal amount of the senior subordinated notes was outstanding.

6. Income Taxes

The income tax provision for the three months ended March 31, 2007 and 2006 was comprised of the following:

	Three Months Ended March 31,
	2007	2006
Current	$892	$1,095
Deferred	—	(336)

	$892	$759

The provision for income taxes for the three months ended March 31, 2007 was derived using an estimated effective annual income tax rate for 2007 of 36.2%. There were no discrete tax items affecting the provision for income taxes in the three months ended March 31, 2007 and March 31, 2006. The provision for income taxes for the three months ended March 31, 2006 was derived using an estimated effective annual income tax rate for 2006 of 33.2%.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(in thousands of dollars, except share amounts)

The Company adopted the provisions of Financial Standards Accounting Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”) and interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no material adjustment in its consolidated financial statements. As the adoption date of January 1, 2007, the Company had $0.6 million of unrecognized tax benefits. At March 31, 2007, the Company had $0.5 million of unrecognized tax benefits, all of which would reduce our effective tax rate if recognized.

The Company recognized interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2007, the Company has approximately $0.1 million of accrued interest related to uncertain tax positions.

The tax years 2003-2006 remain open to examination by the major taxing jurisdictions to which the Company is subject. It is not possible to reasonably estimate any possible change in the unrecognized tax benefits within the next twelve months.

7. Other Liabilities, Long-Term

Other liabilities, long-term, at March 31, 2007 and December 31, 2006 consisted of the following:

	March 31, 2007	December 31, 2006
Unearned purchase discounts	$3,970	$4,526
Accrued occupancy costs	8,935	8,683
Accrued workers’ compensation costs	4,738	4,595
Other	6,062	5,658

	$23,705	$23,462

In 2001, management decided to close seven Taco Cabana restaurants in the Phoenix, Arizona market and discontinue restaurant development underway in that market. At March 31, 2007 and December 31, 2006, the Company had $0.6 million and $0.7 million in lease liability reserves, respectively, for the remaining locations that are included in accrued occupancy costs.

The following table presents the activity in the exit cost reserve for the three months ended March 31, 2007:

Balance, beginning of period	$656
Payments	(33)

Balance, end of period	$623

8. Postretirement Benefits

The Company provides postretirement medical and life insurance benefits covering substantially all Burger King administrative and restaurant management salaried employees. A December 31 measurement date is used for postretirement benefits.

The following summarizes the components of net periodic benefit cost:

	Three Months Ended March 31,
	2007	2006
Components of net periodic benefit cost:
Service cost	$119	$118
Interest cost	93	83
Amortization of gains and losses	17	21
Amortization of unrecognized prior service cost	(7)	(7)

Net periodic postretirement benefit cost	$222	$215

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(in thousands of dollars, except share amounts)

As disclosed in the Company’s 2006 Annual Report on Form 10-K, the Company expected to contribute approximately $132 to its postretirement benefit plan. During the three months ended March 31, 2007, the Company made contributions of $64 to its postretirement plan. The Company expects to make additional contributions during 2007.

9. Lease Financing Obligations

The Company entered into sale-leaseback transactions in various years involving certain restaurant properties that did not qualify for sale-leaseback accounting and as a result, have been classified as financing transactions under SFAS No. 98, “Accounting for Leases” (“SFAS 98”). Under the financing method, the assets remain on the consolidated balance sheet and proceeds received by the Company from these transactions are recorded as a financing liability. Payments under these leases are applied as payments of imputed interest and deemed principal on the underlying financing obligations.

During the second and third quarters of 2006, the Company refinanced 14 restaurant properties previously accounted for as lease financing obligations and amended lease agreements for 34 restaurant properties to eliminate or otherwise cure the provisions that precluded the original sale-leaseback accounting. As a result of these transactions in 2006, the Company reduced its lease financing obligations by $52.8 million, reduced its assets under lease financing obligations by $36.2 million and recorded deferred gains of $18.3 million which are being amortized as a reduction to rent expense over the remaining term of the underlying leases.

As a result of these transactions, rent expense in the three months ended March 31, 2007 includes an additional $1.0 million of expense compared to the three months ended March 31, 2006. Also as a result of these transactions, the three months ended March 31, 2006 includes additional depreciation expense of $0.3 million and additional interest expense of $1.3 million as compared to the three months ended March 31, 2007.

10. Other Income

In the first quarter of 2007, the Company recorded a gain of $0.3 million related to sale of one of its Taco Cabana properties.

11. Business Segment Information

The Company is engaged in the quick-service and quick-casual restaurant industry, with three restaurant concepts: Burger King operating as a franchisee and Pollo Tropical and Taco Cabana, both Company-owned concepts. The Company’s Burger King restaurants are all located in the United States, primarily in the Northeast, Southeast and Midwest. Pollo Tropical is a quick-casual restaurant chain featuring grilled marinated chicken and Caribbean style “made from scratch” side dishes. Pollo Tropical’s core markets are located in South and Central Florida. Taco Cabana is a quick-casual restaurant chain featuring fresh Mexican style food, including flame-grilled beef and chicken fajitas, quesadillas and other Tex-Mex dishes. Taco Cabana’s core markets are primarily located in Texas.

The accounting policies of each segment are the same as those described in the summary of significant accounting policies. The following table includes Segment EBITDA which is the measure of segment profit or loss reported to the chief operating decision maker for purposes of allocating resources to the segments and assessing their performance. Segment EBITDA is defined as earnings attributable to the applicable segment before interest, income taxes, depreciation and amortization, impairment losses, stock-based compensation expense and other income and expense.

The “Other” column includes corporate related items not allocated to reportable segments, including stock-based compensation expense. Other identifiable assets consist primarily of cash, certain other assets, corporate property and equipment, goodwill and deferred income taxes.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(in thousands of dollars, except share amounts)

Three Months Ended	Pollo Tropical	Taco Cabana	Burger King	Other	Consolidated
March 31, 2007:
Total revenues	$41,539	$58,194	$88,470	$—	$188,203
Cost of sales	13,392	16,978	22,187	—	52,557
Restaurant wages and related expenses	10,331	16,480	29,100	37	55,948
General and administrative expenses (1)	2,485	2,873	7,468	318	13,144
Depreciation and amortization	1,495	2,053	3,843	300	7,691
Segment EBITDA	6,834	7,351	5,826
Capital expenditures, including acquisitions	6,430	2,656	1,604	191	10,881

March 31, 2006:
Total revenues	$38,586	$55,240	$88,717	$—	$182,543
Cost of sales	12,606	16,010	23,297	—	51,913
Restaurant wages and related expenses	9,443	15,729	28,490	—	53,662
General and administrative expenses (1)	2,183	2,956	7,233	—	12,372
Depreciation and amortization	1,364	2,030	4,600	323	8,317
Segment EBITDA	7,636	7,694	6,886
Capital expenditures, including acquisitions	4,283	3,244	2,114	477	10,118

Identifiable Assets:
At March 31, 2007	$52,805	$72,152	$153,353	$174,689	$452,999
At December 31, 2006	46,617	71,601	155,272	179,369	452,859

(1)	For the Pollo Tropical and Taco Cabana segments, such amounts include general and administrative expenses related directly to each segment. For the Burger King segment such amounts include general and administrative expenses related directly to the Burger King segment as well as expenses associated with administrative support to all of the Company’s segments including executive management, information systems and certain accounting, legal and other administrative functions.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(in thousands of dollars, except share amounts)

A reconciliation of segment EBITDA to consolidated net income is as follows:

	Three Months Ended March 30,
	2007	2006
Segment EBITDA:
Pollo Tropical	$6,834	$7,636
Taco Cabana	7,351	7,694
Burger King	5,826	6,886

Subtotal	20,011	22,216

Less:
Depreciation and amortization	7,691	8,317
Impairment losses	—	224
Interest expense	8,356	11,389
Loss on extinguishment of debt	1,485	—
Provision for income taxes	892	759
Stock-based compensation expense	355	—
Other income	(347)	—

Net income	$1,579	$1,527

12. Commitments and Contingencies

On November 16, 1998, the Equal Employment Opportunity Commission (“EEOC”) filed suit in the United States District Court for the Northern District of New York (the “Court”), under Title VII of the Civil Rights Act of 1964, as amended, against the Company. The complaint alleged that the Company engaged in a pattern and practice of unlawful discrimination, harassment and retaliation against former and current female employees. The EEOC identified approximately 450 individuals (which were subsequently increased to 511 individuals) that it believed represented the class of claimants and was seeking monetary and injunctive relief from the Company.

On April 20, 2005, the Court issued a decision and order granting the Company’s Motion for Summary Judgment that the Company filed in January 2004. Subject to possible appeal by the EEOC, the case is dismissed, however the Court noted that it was not ruling on the claims, if any, that individual employees might have against the Company. The Company does not believe that any individual claim, if any, would have a material adverse impact on its consolidated financial statements.

On February 27, 2006, the Company filed a motion for summary judgment to dismiss all but between four and 17 of the individual claims. On July 10, 2006, in its response to that motion, the EEOC has asserted that, notwithstanding the Court’s dismissal of the case as a class action, the EEOC may still maintain some kind of collective action on behalf of these claimants. Oral argument before the Court was held on October 4, 2006 and the Company is awaiting the Court’s decision on the Company’s summary judgment motion. Although the Company believes that the EEOC’s continued class litigation argument is without merit, it is not possible to predict the outcome of the pending motion.

On November 30, 2002, four former hourly employees commenced a lawsuit against the Company in the United States District Court for the Western District of New York entitled Dawn Seever, et al. v. Carrols Corporation. The lawsuit alleges, in substance, that the Company violated certain minimum wage laws under the Federal Fair Labor Standards Act and related state laws by requiring employees to work without recording their time and by retaliating against those who complained. The plaintiffs seek damages, costs and injunctive relief. They also seek to notify, and eventually certify, a class consisting of current and former employees who, since 1998, have worked, or are working, for the Company. As a result of the July 21, 2005 Status Conference, the parties agreed to withdraw Plaintiff’s Motions to Certify and for National Discovery, and Defendant’s Motion to Disqualify Counsel and related motions, to allow both sides limited additional discovery. The Company has since filed a Motion for Summary Judgment as to the existing plaintiffs that the Court has under consideration. On January 19, 2007, plaintiffs re-filed the Motion to certify and for National Discovery. The Company has opposed such Motions. The Company has also moved to disqualify the Plaintiffs from representing the class and to strike the purported evidence presented in support of the motion to certify. The various motions are not yet set for hearing. It is too early to evaluate the likelihood of an unfavorable outcome or estimate the amount or range of potential loss, if any. Consequently, it is not possible to predict what adverse impact, if any, this case could have on the Company’s consolidated financial statements. The Company intends to continue to contest this case vigorously.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(in thousands of dollars, except share amounts)

The Company is a party to various other litigation matters incidental to the conduct of business. The Company does not believe that the outcome of any of these other matters will have a material adverse effect on its consolidated financial statements.

13. Recent Accounting Developments

In March 2006, the Emerging Issues Task Force (“EITF”) issued EITF Issue 06-3, “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement.” This Issue discussed how entities are to adopt a policy of presenting sales taxes in the income statement on either a gross or net basis. If taxes are significant, an entity should disclose its policy of presenting taxes and the amounts of taxes. The guidance is effective for periods beginning after December 15, 2006. The Company presents restaurant sales net of sales taxes and therefore Issue 06-3 did not impact the method for recording these sales taxes in the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This statement defines fair value, establishes a framework for using fair value to measure assets and liabilities and expands disclosures about fair value measurements. The statement applies whenever other pronouncements require or permit assets or liabilities to be measured at fair value. SFAS 157 is effective for the Company’s fiscal year beginning January 1, 2008. The Company is evaluating the impact the adoption of SFAS 157 will have on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for the Company’s fiscal year beginning January 1, 2008. The Company is currently evaluating the impact of adopting SFAS No. 159.

14. Guarantor Financial Statements

The Company’s obligations under the senior subordinated notes are jointly and severally guaranteed in full on an unsecured senior subordinated basis by certain of the Company’s subsidiaries (“Guarantor Subsidiaries”), all of which are directly or indirectly wholly-owned by the Company. These subsidiaries are:

Cabana Beverages, Inc.

Cabana Bevco LLC

Carrols Realty Holdings

Carrols Realty I Corp.

Carrols Realty II Corp.

Carrols J.G. Corp.

Quanta Advertising Corp.

Pollo Franchise, Inc.

Pollo Operations, Inc.

Taco Cabana, Inc.

TP Acquisition Corp.

TC Bevco LLC

T.C. Management, Inc.

TC Lease Holdings III, V and VI, Inc.

Get Real, Inc.

Texas Taco Cabana, L.P.

TPAQ Holding Corporation

The following supplemental financial information sets forth on a consolidating basis, balance sheets as of March 31, 2007 and December 31, 2006 for the Parent Company Only, Guarantor Subsidiaries and for the Company and the related statements of operations and cash flows for the three months ended March 31, 2007 and 2006.

For certain of the Company’s sale-leaseback transactions, the Parent Company has guaranteed on an unsecured basis the rental payments of its subsidiaries. In accordance with Emerging Issues Task Force Issue No. 90-14, “Unsecured

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(in thousands of dollars, except share amounts)

Guarantee by Parent of Subsidiary’s Lease Payments in a Sale-Leaseback Transaction,” the Company has included in the following guarantor financial statements amounts pertaining to these leases as if they were accounted for as financing transactions of the Guarantor Subsidiaries. These adjustments are eliminated in consolidation.

For purposes of the guarantor financial statements, the Company and its subsidiaries determine the applicable tax provision for each entity generally using the separate return method. Under this method, current and deferred taxes are allocated to each reporting entity as if it were to file a separate tax return. The rules followed by the reporting entity in computing its tax obligation or refund, including the effects of the alternative minimum tax, would be the same as those followed in filing a separate return with the Internal Revenue Service. However, for purposes of evaluating an entity’s ability to realize its tax attributes, the Company assesses whether it is more likely than not that those assets will be realized at the consolidated level. Any differences in the total of the income tax provision (benefit) for the Parent Company only and the Guarantor Subsidiaries, as calculated on the separate return method and the consolidated income tax provision (benefit) are eliminated in consolidation.

The Company provides some administrative support to its subsidiaries related to executive management, information systems and certain accounting, legal and other administrative functions. For purposes of the guarantor financial statements, the Company allocates such corporate costs on a specific identification basis, where applicable, or based on revenues or the number of restaurants for each subsidiary. Management believes that these allocations are reasonable based on the nature of costs incurred.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-Continued

CONSOLIDATING BALANCE SHEET

March 31, 2007

(In thousands of dollars)

(Unaudited)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS

Current assets:
Cash and cash equivalents	$528	$1,755		$2,283
Trade and other receivables	1,064	3,110		4,174
Inventories	2,680	1,843		4,523
Prepaid rent	1,683	2,028		3,711
Prepaid expenses and other current assets	3,325	4,179		7,504
Deferred income taxes	2,653	1,886		4,539

Total current assets	11,933	14,801	—	26,734

Property and equipment, net	62,275	179,099	(52,829)	188,545
Franchise rights, net	82,464	—	—	82,464
Goodwill	1,450	123,484	—	124,934
Intangible assets, net	—	1,102	—	1,102
Franchise fees, net	5,714	—	—	5,714
Intercompany receivable (payable)	154,394	(155,296)	902	—
Investment in subsidiaries	35,396		(35,396)	—
Deferred income taxes	5,215	6,955	(1,034)	11,136
Other assets	8,150	5,918	(1,698)	12,370

Total assets	$366,991	$176,063	$(90,055)	$452,999

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)

Current liabilities:
Current portion of long-term debt	$95	$123	$—	$218
Accounts payable	9,415	10,957	—	20,372
Accrued interest	3,835	—	—	3,835
Accrued payroll, related taxes and benefits	8,046	6,904	—	14,950
Accrued income taxes payable	211	—		211
Accrued real estate taxes	1,188	1,794	—	2,982
Other liabilities	7,812	4,487		12,299

Total current liabilities	30,602	24,265	—	54,867

Long-term debt, net of current portion	300,875	1,066	—	301,941
Lease financing obligations	19,437	105,031	(65,767)	58,701
Deferred income—sale-leaseback of real estate	17,167	5,726	8,190	31,083
Accrued postretirement benefits	6,519	—	—	6,519
Other liabilities	16,208	7,188	309	23,705

Total liabilities	390,808	143,276	(57,268)	476,816

Commitments and contingencies	—	—	—	—

Stockholder’s equity (deficit)	(23,817)	32,787	(32,787)	(23,817)

Total liabilities and stockholder’s equity (deficit)	$366,991	$176,063	$(90,055)	$452,999

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-Continued

CONSOLIDATING BALANCE SHEET

December 31, 2006

(In thousands of dollars)

(Unaudited)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS

Current assets:
Cash and cash equivalents	$1,182	$2,757	$—	$3,939
Trade and other receivables	783	4,581	—	5,364
Inventories	2,997	1,680	—	4,677
Prepaid rent	2,203	1,927	—	4,130
Prepaid expenses and other current assets	1,920	3,447	—	5,367
Refundable income taxes	2,806	—	—	2,806
Deferred income taxes	2,653	1,886	—	4,539

Total current assets	14,544	16,278	—	30,822

Property and equipment, net	62,978	171,369	(51,605)	182,742
Franchise rights, net	83,268	—	—	83,268
Goodwill	1,450	123,484	—	124,934
Intangible assets, net	—	1,175	—	1,175
Franchise agreements, net	5,793	—	—	5,793
Intercompany receivable (payable)	151,907	(152,204)	297	—
Investment in subsidiaries	35,396	—	(35,396)	—
Deferred income taxes	5,215	6,619	(698)	11,136
Other assets	8,703	6,008	(1,722)	12,989

Total assets	$369,254	$172,729	$(89,124)	$452,859

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)

Current liabilities:
Current portion of long-term debt	$2,295	$182	$—	$2,477
Accounts payable	7,783	10,077	—	17,860
Accrued interest	7,861	—	—	7,861
Accrued payroll, related taxes and benefits	11,034	7,411	—	18,445
Accrued real estate taxes	1,754	2,348	—	4,102
Other liabilities	7,123	3,500	—	10,623

Total current liabilities	37,850	23,518	—	61,368

Long-term debt, net of current portion	296,397	1,035		297,432
Lease financing obligations	19,419	103,060	(63,908)	58,571
Deferred income—sale-leaseback of real estate	18,548	4,812	8,031	31,391
Accrued postretirement benefits	6,370	—	—	6,370
Other liabilities	16,405	6,799	258	23,462

Total liabilities	394,989	139,224	(55,619)	478,594

Commitments and contingencies	—	—	—	—

Stockholder’s equity (deficit)	(25,735)	33,505	(33,505)	(25,735)

Total liabilities and stockholder’s equity (deficit)	$369,254	$172,729	$(89,124)	$452,859

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-Continued

CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended March 31, 2007

(In thousands of dollars)

(Unaudited)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
Revenues:
Restaurant sales	$88,470	$99,396	$—	$187,866
Franchise royalty revenues and fees	—	337	—	337

Total revenues	88,470	99,733	—	188,203

Costs and expenses:
Cost of sales	22,187	30,370	—	52,557
Restaurant wages and related expenses	29,137	26,811	—	55,948
Restaurant rent expense	5,867	3,524	1,288	10,679
Other restaurant operating expenses	13,973	13,711	—	27,684
Advertising expense	4,051	4,484	—	8,535
General and administrative (including stock based compensation expense of $ 318)	6,717	6,427	—	13,144
Depreciation and amortization	4,000	3,996	(305)	7,691
Other income	—	(347)	—	(347)

Total operating expenses	85,932	88,976	983	175,891

Income from operations	2,538	10,757	(983)	12,312
Interest expense	7,277	2,512	(1,433)	8,356
Loss on extinguishment of debt	1,485	—	—	1,485
Intercompany interest allocations	(4,556)	4,556	—	—

Income (loss) before income taxes	(1,668)	3,689	450	2,471
Provision (benefit) for income taxes	(588)	1,370	110	892
Equity income from subsidiaries	2,659	—	(2,659)	—

Net income	$1,579	$2,319	$(2,319)	$1,579

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-Continued

CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended March 31, 2006

(In thousands of dollars)

(Unaudited)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
Revenues:
Restaurant sales	$88,717	$93,496	$—	$182,213
Franchise royalty revenues and fees	—	330	—	330

Total revenues	88,717	93,826	—	182,543

Costs and expenses:
Cost of sales	23,297	28,616	—	51,913
Restaurant wages and related expenses	28,490	25,172	—	53,662
Restaurant rent expense	5,385	3,029	606	9,020
Other restaurant operating expenses	13,747	12,701	—	26,448
Advertising expense	3,679	3,233	—	6,912
General and administrative	6,491	5,881	—	12,372
Depreciation and amortization	4,761	3,685	(129)	8,317
Impairment losses	224	—	—	224

Total operating expenses	86,074	82,317	477	168,868

Income from operations	2,643	11,509	(477)	13,675
Interest expense	9,704	2,365	(680)	11,389
Intercompany interest allocations	(4,556)	4,556	—	—

Income (loss) before income taxes	(2,505)	4,588	203	2,286
Provision (benefit) for income taxes	(987)	1,639	107	759
Equity income from subsidiaries	3,045	—	(3,045)	—

Net income	$1,527	$2,949	$(2,949)	$1,527

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-Continued

CONSOLIDATING STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2007

(In thousands of dollars)

(Unaudited)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
Cash flows provided from operating activities:
Net income	$1,579	$2,319	$(2,319)	$1,579
Adjustments to reconcile net income to net cash provided from operating activities:
Gain on disposals of property and equipment	30	(151)	—	(121)
Stock-based compensation expense	261	94	—	355
Depreciation and amortization	4,000	3,994	(303)	7,691
Amortization of deferred financing costs	319	54	(38)	335
Amortization of unearned purchase discounts	(539)	—	—	(539)
Amortization of deferred gains from sale-leaseback transactions	(297)	(66)	(125)	(488)
Accretion of interest on lease financing obligations	18	112	—	130
Deferred income taxes	3,016	(168)	168	3,016
Loss on extinguishment of debt	1,485	—	—	1,485
Changes in other operating assets and liabilities	(9,808)	235	2,617	(6,956)

Net cash provided from operating activities	64	6,423	—	6,487

Cash flows used for investing activities:
Capital expenditures:
New restaurant development	(787)	(7,574)	—	(8,361)
Restaurant remodeling	(604)	(614)	—	(1,218)
Other restaurant capital expenditures	(213)	(898)	—	(1,111)
Corporate and restaurant information systems	(147)	(44)	—	(191)

Total capital expenditures	(1,751)	(9,130)	—	(10,881)
Properties purchased for sale-leaseback	—	(1,633)	—	(1,633)
Proceeds from sale-leaseback transactions	—	661	1,812	2,473
Proceeds from sales of other properties	—	979	—	979

Net cash used for investing activities	(1,751)	(9,123)	1,812	(9,062)

Cash flows provided from financing activities:
Repayment of term loans under prior credit facility	(118,400)	—	—	(118,400)
Borrowings on revolving credit facility	11,200	—	—	11,200
Repayments on revolving credit facility	(10,500)	—	—	(10,500)
Proceeds from new senior credit facility	120,000	—	—	120,000
Principal payments on capital leases	(23)	(114)	—	(137)
Expenses from initial public offering	(16)	—	—	(16)
Proceeds from lease financing obligations	—	1,825	(1,825)	—
Payment of deferred financing costs	(1,228)	(13)	13	(1,228)

Net cash provided from financing activities	1,033	1,698	(1,812)	919

Net decrease in cash and cash equivalents	(654)	(1,002)	—	(1,656)
Cash and cash equivalents, beginning of period	1,182	2,757	—	3,939

Cash and cash equivalents, end of period	$528	$1,755	$—	$2,283

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-Continued

CONSOLIDATING STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2006

(In thousands of dollars)

(Unaudited)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
Cash flows provided from (used for) operating activities:
Net income	$1,527	$2,949	$(2,949)	$1,527
Adjustments to reconcile net income to net cash provided from (used for) operating activities:
Gain on disposals of property and equipment	(35)	—	—	(35)
Depreciation and amortization	4,761	3,685	(129)	8,317
Amortization of deferred financing costs	360	59	(34)	385
Amortization of unearned purchase discounts	(540)	—	—	(540)
Amortization of deferred gains from sale-leaseback transactions	(70)	(31)	(46)	(147)
Impairment losses	224	—	—	224
Accretion of interest on lease financing obligations	(32)	122	(12)	78
Deferred income taxes	(179)	(229)	72	(336)
Changes in other operating assets and liabilities	1,446	(6,750)	3,098	(2,206)

Net cash provided from (used for) operating activities	7,462	(195)	—	7,267

Cash flows used for investing activities:
Capital expenditures:
New restaurant development	(66)	(6,452)	—	(6,518)
Restaurant remodeling	(1,580)	(98)	—	(1,678)
Other restaurant capital expenditures	(468)	(977)	—	(1,445)
Corporate and restaurant information systems	(356)	(121)	—	(477)

Total capital expenditures	(2,470)	(7,648)	—	(10,118)
Properties purchased for sale-leaseback	—	(1,655)	—	(1,655)
Proceeds from sales of other properties	—	3,443	5,970	9,413

Net cash used for investing activities	(2,470)	(5,860)	5,970	(2,360)

Cash flows provided from (used for) financing activities:
Scheduled principal payments on term loans	(550)	—	—	(550)
Principal payments on capital leases	(38)	(65)	—	(103)
Principal pre-payments on term loans	(8,500)	—	—	(8,500)
Proceeds from lease financing obligations	—	6,330	(6,330)	—
Financing costs associated with issuance of debt and lease financing obligations	—	(360)	360	—

Net cash provided from (used for) financing activities	(9,088)	5,905	(5,970)	(9,153)

Net decrease in cash and cash equivalents	(4,096)	(150)	—	(4,246)
Cash and cash equivalents, beginning of period	7,493	1,838	—	9,331

Cash and cash equivalents, end of period	$3,397	$1,688	$—	$5,085

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Throughout this Quarterly Report on Form 10-Q, we refer to Carrols Restaurant Group, Inc. as “Carrols Restaurant Group” and, together with its consolidated subsidiaries, as “we”, “our” and “us” unless otherwise indicated or the context otherwise requires. Any reference to “Carrols” refers to our wholly-owned subsidiary, Carrols Corporation, a Delaware corporation, and its consolidated subsidiaries, unless otherwise indicated or the context otherwise requires. This combined Quarterly Report on Form 10-Q is filed by both Carrols Restaurant Group and its wholly owned subsidiary, Carrols.

We use a 52-53 week fiscal year ending on the Sunday closest to December 31. All references herein to the fiscal years ended December 31, 2006 and January 1, 2006 will be referred to as the fiscal years ended December 31, 2006 and 2005, respectively. Similarly, all references herein to the three months ended April 1, 2007 and April 2, 2006 will be referred to as the three months ended March 31, 2007 and March 31, 2006, respectively. The years ended December 31, 2006 and 2005 each contained 52 weeks and the three months ended March 31, 2007 and 2006 each contained thirteen weeks.

Introduction

Carrols Restaurant Group is a holding company and conducts all of its operations through its direct and indirect subsidiaries and has no assets other than the shares of capital stock of Carrols, its direct wholly-owned subsidiary. The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) relates to the consolidated financial statements of Carrols Restaurant Group and the consolidated financial statements for Carrols presented in Item 1.

The difference between the consolidated financial statements of Carrols Restaurant Group and Carrols is primarily due to additional rent expense of approximately $6,000 per year for Carrols Restaurant Group and the composition of stockholders’ deficit.

The following MD&A is written to help the reader understand our company. The MD&A is provided as a supplement to, and should be read in conjunction with, the Consolidated Financial Statements and the accompanying financial statement notes of each of Carrols Restaurant Group and Carrols appearing elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2006. The overview provides our perspective on the individual sections of MD&A, which include the following:

Company Overview—a general description of our business and our key financial measures.

Recent and Future Events Affecting Our Results of Operations—a description of recent events that affect, and future events that may affect, our results of operations.

Executive Summary—an executive review of our performance for the three months ended March 31, 2007.

Liquidity and Capital Resources—an analysis of historical information regarding our sources of cash and capital expenditures, the existence and timing of commitments and contingencies, changes in capital resources and a discussion of cash flow items affecting liquidity.

Results of Operations—an analysis of our results of operations for the three months ended March 31, 2007 compared to the three months ended March 31, 2006.

Application of Critical Accounting Policies—an overview of accounting policies requiring critical judgments and estimates.

Effects of New Accounting Standards—a discussion of new accounting standards and any implications related to our financial statements.

Forward Looking Statements—cautionary information about forward-looking statements and a description of certain risks and uncertainties that could cause our actual results to differ materially from our historical results or our current expectations or projections.

Company Overview

We are one of the largest restaurant companies in the United States operating three restaurant brands in the quick-casual and quick-service restaurant segments with 545 restaurants located in 16 states as of March 31, 2007. We have been operating restaurants for more than 45 years. We own and operate two Hispanic restaurant brands, Pollo Tropical and Taco Cabana (together referred to by us as our Hispanic Brands), which we acquired in 1998 and 2000, respectively. We are also the largest Burger King franchisee, based on the number of restaurants, and have operated Burger King restaurants since 1976. As of March 31, 2007, our company-owned restaurants included 77 Pollo Tropical restaurants and 141 Taco Cabana restaurants, and we operated 327 Burger King restaurants under franchise agreements. We also franchise our Hispanic Brand restaurants with 30 franchised restaurants located in Puerto Rico, Ecuador and the United States as of March 31, 2007. We believe that the diversification and strength of our restaurant brands as well as the geographic dispersion of our restaurants provide us with stability and enhanced growth opportunities. Our primary growth strategy is to develop new company-owned Hispanic Brand restaurants. For the three months ended March 31, 2006 and March 31, 2007, we had total revenues of $182.5 million and $188.2 million, respectively, and net income of $1.5 million and $1.6 million, respectively.

The following is an overview of the key financial measures discussed in our results of operations:

•

Restaurant sales consist of food and beverage sales, net of discounts, at our company-owned Hispanic Brand restaurants and the Burger King restaurants we operate under franchise agreements. Restaurant sales are influenced by menu price increases, new restaurant openings, closures of underperforming restaurants, and changes in comparable restaurant sales. The changes in comparable restaurant sales noted below are calculated using only those restaurants open since the beginning of the earliest period being compared and for the entirety of both periods being compared. Restaurants are included in comparable restaurant sales after they have been open for 12 months for our Burger King restaurants and 18 months for our Pollo Tropical and Taco Cabana restaurants.

•

Cost of sales consists of food, paper and beverage costs including packaging costs, less purchase discounts. Cost of sales is generally influenced by changes in commodity costs and the effectiveness of our restaurant-level controls to manage food and paper costs. For our Pollo Tropical and Taco Cabana restaurants, we have negotiated directly with local and national suppliers for the purchase of food and beverage products and supplies. Pollo Tropical and Taco Cabana restaurants’ food and supplies are ordered from approved suppliers and are shipped via distributors to our restaurants. Key commodities for Pollo Tropical and Taco Cabana restaurants are generally purchased under annual contracts. We are a member of a national purchasing cooperative, Restaurant Services, Inc., a non-profit independent cooperative that serves as the purchasing agent for most of the commodities for the Burger King franchise system and which also contracts with various distributors to receive and ship orders for our Burger King restaurants.

•

Restaurant wages and related expenses include all restaurant management and hourly productive labor costs, employer payroll taxes, restaurant-level bonuses and related benefits. Payroll and related benefits are subject to inflation, including minimum wage increases and increased costs for health insurance and workers’ compensation insurance. A significant number of our hourly staff is paid at rates consistent with the applicable state minimum wage and, accordingly, increases in minimum wage rates will increase our labor costs. We are insured for workers’ compensation, general liability and medical insurance claims under policies where we pay all claims, subject to annual stop-loss limitations both for individual claims and claims in the aggregate.

•

Restaurant rent expense includes base rent, contingent rent and common area maintenance on our leases characterized as operating leases, reduced by the amortization of gains on sale-leaseback transactions.

•

Other restaurant operating expenses include all other restaurant-level operating costs, the major components of which are royalty expenses for our Burger King restaurants, utilities, repairs and maintenance, real estate taxes and credit card fees.

•

Advertising expense includes all promotional expenses including television, radio, billboards and other media. Pollo Tropical and Taco Cabana utilize an integrated, multi-level marketing approach that includes periodic chain-wide promotions, direct mail, in-store promotions, local store marketing and other strategies, including the use of radio and television advertising in their major markets. We are generally required to contribute 4% of restaurant sales from our Burger King restaurants to an advertising fund utilized by the Burger King franchise system for its advertising, promotional programs and public relations activities. We also supplement from time to time, on a discretionary basis, BKC’s advertising and promotional activities with our own local advertising and promotions which may include the purchase of additional media or other forms of advertising.

•

General and administrative expenses are comprised primarily of (1) salaries and expenses associated with corporate and administrative functions that support the development and operations of our restaurants, (2) legal and professional fees, including external auditing costs, and (3) stock-based compensation expense.

•

Segment EBITDA, which is the measure of segment profit or loss used by our chief operating decision maker for purposes of allocating resources to our segments and assessing their performance, is defined as earnings attributable to the applicable segment before interest, income taxes, depreciation and amortization, impairment losses, stock-based compensation expense, other income and expense and loss on extinguishment of debt. Segment EBITDA may not be necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculation. Segment EBITDA for our Burger King restaurants includes general and administrative expenses related directly to the Burger King segment as well as the expenses associated with administrative support to all three of our segments including executive management, information systems and certain accounting, legal and other administrative functions.

•

Depreciation and amortization primarily includes the depreciation of fixed assets, including equipment and leasehold improvements, depreciation of assets under lease financing obligations and the amortization of Burger King franchise rights and franchise fees.

•

Interest expense consists primarily of interest expense associated with the our 9% Senior Subordinated Notes due 2013 (“the Notes”) and on borrowings under our prior senior credit facility, amortization of deferred financing costs and imputed interest expense on certain leases entered into in connection with sale-leaseback transactions which are accounted for as lease financing obligations. Interest expense may also include gains and losses from the settlement of lease financing obligations.

Recent and Future Events Affecting our Results of Operations

Initial Public Offering

In December 2006, we and certain selling stockholders completed an initial public offering (the “IPO”) of 5,666,666 and 5,333,334 shares of our common stock, respectively, (including 1,000,000 shares sold by the selling stockholders upon the underwriters’ exercise of its over-allotment option) at an initial public offering price of $13.00 per share. We received net proceeds of approximately $65.4 million from the sale by us of shares of our common stock in the offering after deducting estimated underwriting discounts and commissions and estimated offering expenses payable by us. We contributed the net proceeds from the IPO to Carrols, which used such funds to repay approximately $68.0 million principal amount of term loan borrowings under our prior senior credit facility.

New Senior Credit Facility

On March 9, 2007, Carrols terminated the prior senior credit facility and entered into a loan agreement governing our new senior credit facility with a syndicate of lenders. Carrols’ new senior credit facility totals approximately $185 million, consisting of $120 million principal amount of term loan A borrowings maturing on March 8, 2013 (or earlier on September 30, 2012 if the Notes are not refinanced by June 30, 2012) and a $65.0 million revolving credit facility maturing on March 8, 2012. The term loan A borrowings and an additional $4.3 million of revolver borrowings from this facility were used to repay all outstanding borrowings and other obligations under the Carrols’ prior senior credit facility and to pay certain fees and expenses incurred in connection with the new senior credit facility. For a more detailed discussion of the new senior credit facility, see “Liquidity and Capital Resources.”

Due to the reduction of outstanding debt as a result of our IPO and also to lower LIBOR margin percentages under the new senior credit facility of approximately 1%, we anticipate that interest expense in 2007 will be lower than in 2006. In addition, we recorded a pretax charge of $1.5 million in the first quarter of 2007 related to the write off of unamortized deferred financing costs associated with the prior senior credit facility.

Issuance of Stock Options and Restricted Shares

In connection with the IPO, we granted options to purchase 1,241,750 shares of our common stock and issued 75,800 shares of restricted stock under our 2006 Stock Incentive Plan to certain of our employees and directors in December 2006. In the three months ended March 31, 2007, stock-based compensation expense was $0.4 million. The total stock-based compensation expense relating to the above options and restricted shares is approximately $5.4 million and we will record total compensation expense of approximately $1.5 million in 2007 and additional compensation expense over the next four fiscal years. In addition, we will likely incur additional stock-based compensation expense in future periods for any additional stock option and restricted share grants we make.

Public Company Costs

As a public company, we will incur significant legal, accounting and other costs that we have not previously incurred as a private company. The Sarbanes-Oxley Act of 2002 and related rules of the Securities and Exchange Commission and The NASDAQ Stock Market regulate corporate governance practices of public companies. We expect that compliance with these public company requirements, including ongoing costs to comply with Section 404 of the Sarbanes-Oxley Act, which includes documenting, reviewing and testing our internal controls, will increase our general and administrative costs. These costs will also include the costs of our independent registered public accounting firm to issue an opinion on our assessment and the effectiveness of our internal controls on an annual basis. We will also incur higher costs for director and officer liability insurance. We anticipate additional expenses in 2007 as a consequence of becoming a public company of approximately $2.0 million to $2.5 million.

Future Burger King Restaurant Closures

We evaluate the performance of our Burger King restaurants on an ongoing basis. Such evaluation depends on many factors, including our assessment of the anticipated future operating results of the subject restaurants and the cost of required capital improvements that we would need to commit for such restaurants. If we determine that a Burger King restaurant is underperforming, we may elect to close such restaurant. We closed eight Burger King restaurants in 2006 and one Burger King restaurant in the first quarter of 2007. We currently anticipate that we will likely elect to close two to three additional Burger King restaurants in 2007, based on the current operating results of such restaurants. Based on the current operating results of such restaurants, we believe that the impact on our consolidated results of operations as a result of such restaurant closures will not be material, although there can be no assurance in this regard. Our determination of whether to close such restaurants is not final and is subject to further evaluation and may change. We may also elect to close additional Burger King restaurants in the future.

Lease Financing Obligations

We have, in the past, entered into sale-leaseback transactions involving certain restaurant properties that have been classified as financing transactions under Statement of Financial Accounting Standards No. 98, “Accounting for Leases” (“SFAS 98”). Under the financing method, the assets remain on our consolidated balance sheet and continue to be depreciated and proceeds received by us from these transactions are recorded as a financing liability. Payments under these leases are applied as payments of imputed interest and deemed principal on the underlying financing obligations.

During the second and third quarter of 2006, we exercised our right of first refusal under the leases for 14 restaurant properties and purchased these 14 restaurant properties from the respective lessors. Concurrently with these purchases, the properties were sold in qualified sale-leaseback transactions. We recorded deferred gains representing the amounts by which the sales prices exceeded the net book value of the underlying assets. Deferred gains are being amortized as an adjustment to rent expense over the term of the leases, which is generally 20 years.

In the second and third quarter of 2006 we also amended lease agreements for 34 restaurant properties, all of which were previously accounted for as lease financing obligations, to eliminate or otherwise cure the provisions that precluded the original sale-leaseback accounting under SFAS 98. As a result of such amendments, we recorded these sale-leaseback transactions as sales, removed all of the respective assets under lease financing obligations and related liabilities from our consolidated balance sheet and recognized gains from the sales, which were generally deferred and are being amortized as an adjustment to rent expense over the remaining term of the underlying leases.

As a result of the above transactions that occurred during the second and third quarter of 2006, we reduced our lease financing obligations by $52.8 million, reduced our assets under lease financing obligations by $36.2 million and recorded deferred gains of $18.3 million.

Beginning in the third quarter of 2006 the effect of the recharacterization of all of the transactions described above as qualified sales under SFAS 98 and the payments associated with the related operating leases as restaurant rent expense, rather than as payments of interest and principal associated with lease financing obligations, has been to reduce interest expense, reduce depreciation expense and increase restaurant rent expense.

Executive Summary—Operating Performance for the Three Months Ended March 31, 2007

In the first quarter of 2007, we opened one Pollo Tropical restaurant and one Taco Cabana restaurant and closed one Burger King restaurant and three Taco Cabana restaurants. Since January 1, 2006, we have opened nine new Pollo Tropical restaurants, including three new Pollo Tropical restaurants in the New York City metropolitan area, two of which are located in northern New Jersey and one of which is located in Brooklyn, New York, and ten new Taco Cabana restaurants. As of March 31, 2007, we operated a total of 545 restaurants, including 327 Burger King, 77 Pollo Tropical and 141 Taco Cabana restaurants.

Total revenues in the first quarter of 2007 increased 3.1% to $188.2 million from $182.5 million in the first quarter of 2006. Revenues from our Hispanic Brand restaurants increased 6.3% to $99.7 million in the first quarter of 2007 from $93.8 million in the first quarter of 2006 and revenues from our Burger King brand decreased slightly to $88.5 million in the first quarter of 2007 from $88.7 million in the first quarter of 2006.

Pollo Tropical revenues increased 7.7% to $41.5 million during the first quarter of 2007 compared to $38.6 million in the first quarter of 2006 due to the opening of nine new Pollo Tropical restaurants since the beginning of the same period in 2006. Comparable restaurant sales at Pollo Tropical decreased slightly, by 0.1% in the first quarter of 2007.

Taco Cabana revenues increased 5.3% to $58.2 million during the first quarter of 2007 compared to $55.2 million in the first quarter of 2006 due primarily to the opening of ten new Taco Cabana restaurants since the beginning of the same period in 2006. Comparable restaurant sales at Taco Cabana decreased 0.9% mostly due to unfavorable weather conditions early in the first quarter of 2007.

Total restaurant sales at our Burger King restaurants decreased slightly in the first quarter of 2007 to $88.5 million from $88.7 million in the first quarter of 2006, as a consequence of nine Burger King restaurant closings since the beginning of the same period in 2006. Despite unfavorable weather in several markets, comparable Burger King restaurant sales increased 1.1% during the period, reflecting continued favorable trends in our Burger King operations.

General and administrative expenses were $13.1 million in the first quarter of 2007, or 7.0% of restaurant sales, compared to $12.4 million, or 6.8% of restaurant sales, in the first quarter of 2006. General and administrative expenses increased as a percentage of restaurant sales mostly due to higher costs associated with being a public entity and stock compensation expense of $0.3 million.

Income from operations was $12.3 million, or 6.5% of total revenues, in the first quarter of 2007 (including a non-recurring gain of $0.3 million related to the sale of a closed restaurant location) compared to $13.7 million, or 7.5% of total revenues, in 2006.

During the second and third quarters of 2006, the Company refinanced 14 leases and amended 34 other leases previously accounted for as lease financing obligations on its balance sheet, and recorded the underlying sale-leaseback transactions as sales. As a result, the Company reduced its lease financing obligations by $52.8 million in 2006 and accounted for the leases as operating leases. In the first quarter of 2007 as compared to the first quarter of 2006, these transactions resulted in an increase in rent expense of $1.0 million, and corresponding reductions in depreciation and interest expense of $0.3 million and $1.3 million in the first quarter of 2007 compared to the first quarter of 2006.

Interest expense decreased $3.0 million to $8.4 million in the first quarter of 2007 from $11.4 million in the first quarter of 2006 due to the reductions in lease financing obligations described above and lower average outstanding debt balances from the prepayments of borrowings under our prior senior credit facility throughout 2006, including the repayment of $68.0 million in term loan borrowings from the proceeds of our IPO in December 2006.

Our operating subsidiary, Carrols, completed the refinancing of its senior credit facility on March 9, 2007. As a result of the refinancing the interest rate on our senior secured borrowings was lowered by approximately 1%. In connection with the refinancing we recorded an expense in the first quarter of 2007 of $1.5 million, or $0.9 million after-tax, to write-off the balance of deferred financing costs related to our prior senior credit facility.

Liquidity and Capital Resources

We do not have significant receivables or inventory and receive trade credit based upon negotiated terms in purchasing food products and other supplies. We are able to operate with a substantial working capital deficit because:

•	restaurant operations are primarily conducted on a cash basis;

•	rapid turnover results in a limited investment in inventories; and

•	cash from sales is usually received before related liabilities for food, supplies and payroll become due.

Interest payments under our debt obligations, capital expenditures and payments related to our lease obligations represent significant liquidity requirements for us. We believe cash generated from our operations, availability of borrowing under our revolving credit facility and proceeds from anticipated sale-leaseback transactions will provide sufficient cash availability to cover our anticipated working capital needs, capital expenditures (which include new restaurant development and represent a major investment of cash for us), and debt service requirements for the next twelve months.

Operating activities. Net cash provided from operating activities for the three months ended March 31, 2007 was $6.5 million due primarily to net income of $1.6 million and depreciation and amortization expense of $7.7 million. We also recorded a $1.5 million pretax loss on early extinguishment of debt from the write-off of previously deferred financing costs related to our prior senior credit facility. Net cash provided from operating activities for the three months ended March 31, 2006 was $7.3 million due primarily to net income of $1.5 million and depreciation and amortization expense of $8.3 million.

Our income tax payments included in operating activities in 2006 were reduced due to the utilization of tax credit carryforwards. For tax years beginning in 2007, we have available Federal alternative minimum tax credit carryforwards of $0.5 million.

Investing activities including capital expenditures and qualified sale-leaseback transactions. Net cash used for investing activities for the three months ended March 31, 2007 and 2006 was $9.1 million and $2.4 million, respectively. Capital expenditures represent a major investment of cash for us and for the three months ended March 31, 2007 and 2006 were $10.9 million and $10.1 million, respectively. Our capital expenditures included expenditures for development of new Pollo Tropical and Taco Cabana restaurants for the three months ended March 31, 2007 and 2006 of $7.6 million and $6.5 million, respectively.

In the first quarter of 2007, we sold two restaurant properties in sale-leaseback transactions for net proceeds of $2.5 million. In the first quarter of 2006, we sold five restaurant properties in sale-leaseback transactions for net proceeds of $9.4 million. We also sold one Taco Cabana property in the first quarter of 2007 for net proceeds of $1.0 million. The net proceeds from these sales were used to reduce outstanding borrowings under our senior credit facility. We also had expenditures related to the purchase of restaurant properties to be sold in sale-leaseback transactions of $1.6 million and $1.7 million in the three months ended March 31, 2007 and 2006, respectively.

Our capital expenditures are primarily for (1) new restaurant development, which includes the purchase of related real estate; (2) restaurant remodeling, which includes the renovation or rebuilding of the interior and exterior of our existing restaurants, including expenditures associated with Burger King franchise renewals; (3) other restaurant capital expenditures, which include capital restaurant maintenance expenditures for the ongoing reinvestment and enhancement of our restaurants; and (4) corporate and restaurant information systems.

The following table sets forth our capital expenditures for the periods presented (in thousands):

	Pollo Tropical	Taco Cabana	Burger King	Other	Consolidated
Three months ended March 31, 2007:
New restaurant development	$5,349	$2,225	$787	$—	$8,361
Restaurant remodeling	614	—	604	—	1,218
Other restaurant capital expenditures (1)	467	431	213	—	1,111
Corporate and restaurant information systems	—	—	—	191	191

Total capital expenditures	$6,430	$2,656	$1,604	$191	$10,881

Number of new restaurant openings	1	1	—		2

Three months ended March 31, 2006:
New restaurant development	$3,873	$2,579	$66	$—	$6,518
Restaurant remodeling	56	42	1,580	—	1,678
Other restaurant capital expenditures (1)	354	623	468	—	1,445
Corporate and restaurant information systems	—	—	—	477	477

Total capital expenditures	$4,283	$3,244	$2,114	$477	$10,118

Number of new restaurant openings	1	1	—		2

1)	Excludes restaurant repair and maintenance expenses included in other restaurant operating expenses in our consolidated financial statements. For the three months ended March 31, 2007 and 2006, total restaurant repair and maintenance expenses were approximately $4.6 million and $4.1 million, respectively.

In 2007, we anticipate that total capital expenditures will range from $60 million to $65 million, although the actual amount of capital expenditures may differ from these estimates. These capital expenditures are expected to include approximately $35 million to $40 million for the development of new restaurants and purchase of related real estate. In 2007, we currently anticipate that we will open a total of seven to ten new Pollo Tropical restaurants, ten to twelve new Taco Cabana restaurants and one new Burger King restaurant. Capital expenditures in 2007 also are expected to include expenditures of approximately $17 million for the ongoing reinvestment in our three restaurant concepts for remodeling costs and capital maintenance expenditures, and approximately $8 million in other capital expenditures, including capital expenditures of approximately $4 million related to the replacement and upgrade of our point-of-sale restaurant systems.

Financing activities. Net cash provided from financing activities for the first quarter of 2007 was $0.9 million and net cash used for financing activities for the first quarter of 2006 was $9.2 million. On March 9, 2007, Carrols entered into a new senior credit facility and terminated its prior senior credit facility. Term loan A borrowings of $120.0 million and an additional $4.3 million of revolver borrowings were used to repay all outstanding borrowings under the prior senior credit facility and to also pay certain fees and expenses incurred in connection with the new senior credit facility. We incurred $1.2 million of deferred financing costs related to the new senior credit facility in the first quarter of 2007. In the first quarter of 2006 we made total principal payments on borrowings under our prior senior credit facility of $9.1 million which included voluntary principal prepayments of $8.5 million.

New Senior Credit Facility. Our new senior credit facility totals approximately $185 million, consisting of $120 million principal amount of term loan A borrowings maturing on March 8, 2013 (or earlier on September 30, 2012 if the Notes are not refinanced by June 30, 2012) and a $65.0 million revolving facility (including a sub limit of up to $25.0 million for letters of credit and up to $5.0 million for swingline loans), maturing on March 8, 2012.

Both term loan and revolving credit borrowings under the new senior credit facility bear interest at a per annum rate, at our option, of either:

1) the applicable margin ranging from 0% to 0.25% based on our senior leverage ratio (as defined in the new senior credit facility) plus the greater of (i) the prime rate or (ii) the federal funds rate for that day plus 0.5%; or

2) Adjusted LIBOR plus the applicable margin percentage in effect ranging from 1.0% to 1.5% based on our senior leverage ratio.

Term loan A borrowings shall be due and payable in quarterly installments, beginning on June 30, 2008 as follows:

1) four quarterly installments of $1.5 million beginning on June 30, 2008;

2) eight quarterly installments of $3.0 million beginning on June 30, 2009;

3) four quarterly installments of $4.5 million beginning on June 30, 2011; and

4) four quarterly installments of $18.0 million beginning on June 30, 2012.

In general, obligations under the new senior credit facility are guaranteed by us and all of Carrols’ material subsidiaries and are collateralized by a pledge of Carrols’ common stock and the stock of each of Carrols’ material subsidiaries. The new senior credit facility contains certain covenants, including, without limitation, those limiting our ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of our business, engage in transactions with related parties, make certain investments or pay dividends. In addition, we are required to meet certain financial ratios, including fixed charge coverage, senior leverage, and total leverage ratios (all as defined under the new senior credit facility).

Notes. On December 15, 2004 Carrols issued $180.0 million of 9% Senior Subordinated Notes due 2013. The Notes bear interest at a rate of 9% payable semi-annually on January 15 and July 15 and mature on January 15, 2013. The Notes are redeemable at the option of Carrols’ in whole or in part on or after January 15, 2009 at a price of 104.5% of the principal amount if redeemed before January 15, 2010, 102.25% of the principal amount if redeemed after January 15, 2010 but before January 15, 2011 and at 100% of the principal amount after January 15, 2011.

The Notes are unsecured and guaranteed by Carrols’ material subsidiaries. Restrictive covenants under the Notes include limitations with respect to, among other things, Carrols and its material subsidiaries’ ability to incur additional debt, incur liens, sell or acquire assets or businesses, pay dividends and make certain investments. Carrols was in compliance as of and for the three months ended March 31, 2007 with the restrictive covenants in the indenture governing the Notes.

Indebtedness. At March 31, 2007, we had total debt outstanding of $360.9 million, comprised of $180.0 million of Notes, term loan borrowings of $120.0 million under the new senior credit facility, borrowings of $0.7 million under the revolving credit facility, lease financing obligations of $58.7 million and capital lease obligations of $1.5 million. After reserving $15.0 million for letters of credit guaranteed by our senior credit facility, $49.3 million was available for borrowings under the revolving credit facility at March 31, 2007. We were in compliance with the covenants under our new senior credit facility as of March 31, 2007.

Contractual Obligations.

A table of our contractual obligations as of December 31, 2006 was included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. Other than the change in timing of principal payments under our new senior credit facility discussed above, which does not have a principal payment due until 2008 under the Term loan A facility, there have been no significant changes to our contractual obligations during the three months ended March 31, 2007.

Results of Operations

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

The following table sets forth, for the three months ended March 31, 2007 and 2006, selected operating results as a percentage of consolidated restaurant sales:

	2007	2006
Restaurant sales:
Pollo Tropical	22.0%	21.0%
Taco Cabana	30.9%	30.3%
Burger King	47.1%	48.7%

Total restaurant sales	100.0%	100.0%

Costs and expenses:
Cost of sales	28.0%	28.5%
Restaurant wages and related expenses	29.8%	29.5%
Restaurant rent expense	5.7%	5.0%
Other restaurant operating expenses	14.7%	14.5%
Advertising expense	4.5%	3.8%
General and administrative (including stock-based compensation expense)	7.0%	6.8%

Since March 31, 2006 through March 31, 2007 we have opened eight new Pollo Tropical restaurants and nine new Taco Cabana restaurants. During the same period we closed seven Burger King restaurants, four Taco Cabana restaurants and one Pollo Tropical restaurant.

Restaurant Sales. Total restaurant sales for the first quarter of 2007 increased $5.7 million, or 3.1%, to $187.9 million from $182.2 million in the first quarter of 2006 due to sales increases at our Hispanic Brand restaurants of $5.9 million, or 6.3%. Restaurant sales at our Hispanic Brand restaurants were $99.4 million in the first quarter of 2007.

Pollo Tropical restaurant sales increased $3.0 million, or 7.7%, to $41.3 million in the first quarter of 2007 due primarily to the opening of nine new Pollo Tropical restaurants since the beginning of the first quarter of 2006, which contributed $3.3 million in additional sales in the first quarter of 2007 compared to the first quarter of 2006. Comparable restaurant sales at our Pollo Tropical restaurants decreased 0.1% in the first quarter of 2007.

Taco Cabana restaurant sales increased $2.9 million, or 5.3%, to $58.1 million in the first quarter of 2007 due primarily to the opening of ten new Taco Cabana restaurants since the beginning of the first quarter of 2006 which contributed $3.9 million of additional sales in the first quarter of 2007 compared to the first quarter of 2006. This increase partially offset by a decrease in comparable restaurant sales at our existing Taco Cabana restaurants of 0.9% in the first quarter of 2007 due to unfavorable weather conditions and the closure of four Taco Cabana restaurants since the beginning of the first quarter of 2006.

Burger King restaurant sales decreased slightly by $0.2 million to $88.5 million in the first quarter of 2007 due to the closure of nine Burger King restaurants since the beginning of the first quarter of 2006 substantially offset by a comparable restaurant sales increase of 1.1% at our Burger King restaurants in the first quarter of 2007.

Operating Costs and Expenses. Cost of sales (food and paper costs), as a percentage of total restaurant sales, decreased to 28.0% in the first quarter of 2007 from 28.5% in the first quarter of 2006. Pollo Tropical cost of sales, as a percentage of Pollo Tropical restaurant sales, decreased to 32.5% in the first quarter of 2007 from 32.9% in the first quarter of 2006 due primarily to lower chicken commodity prices (0.3% of Pollo Tropical sales in the first quarter of 2007). Taco Cabana cost of sales, as a percentage of Taco Cabana restaurant sales, increased to 29.2% in the first quarter of 2007 from 29.0% in the first quarter of 2006 due to higher commodity costs including higher beef costs (0.4% of Taco Cabana sales in the first quarter of 2007) partially offset by higher vendor rebates. Burger King cost of sales, as a percentage of Burger King restaurant sales, decreased to 25.1% in the first quarter of 2007 from 26.3% in the first quarter of 2006 due to the effect of menu price increases since the end of the first quarter of 2006 (0.5% of Burger King sales in the first quarter of 2007), lower beef and tomato commodity prices (0.5% of Burger King sales) and lower promotional discounting in 2007 (0.2% of Burger King sales).

Restaurant wages and related expenses, as a percentage of total restaurant sales, increased to 29.8% in the first quarter of 2007 from 29.5% in the first quarter of 2006. Pollo Tropical restaurant wages and related expenses, as a percentage of Pollo Tropical restaurant sales, increased to 25.0% in the first quarter of 2007 from 24.7% in the first quarter of 2006 due primarily to higher medical insurance claim costs. The effect of increases in restaurant hourly labor rates in response to labor market conditions in Florida including an increase in the Florida minimum wage rate (0.6% of Pollo Tropical sales) were substantially offset by the effect of menu price increases. Taco Cabana restaurant wages and related expenses, as a percentage of Taco Cabana restaurant sales, decreased to 28.3% in the first quarter of 2007 from 28.5% in the first quarter of 2006 due primarily to lower restaurant level bonus accruals (0.5% of Taco Cabana sales) offset in part by the effect of lower sales volumes on fixed labor costs. Burger King restaurant wages and related expenses, as a percentage of Burger King restaurant sales, increased to 32.9% in the first quarter of 2007 from 32.1% in the first quarter of 2006 due primarily to the effect of various state minimum wage increases in late 2006 and 2007 and higher medical insurance claim costs.

Restaurant rent expense, as a percentage of total restaurant sales, increased to 5.7% in the first quarter of 2007 from 5.0% in the first quarter of 2006 due primarily to the recharacterization of leases in the second and third quarters of 2006 as qualified sale-leaseback transactions rather than as lease financing obligations which increased rent expense by $1.0 million in the first quarter of 2007 compared to the first quarter of 2006 (0.5% of total restaurant sales). Rent expense also increased as a percentage of total restaurant sales due to the effect of sale-leaseback transactions entered into since the beginning of the first quarter of 2006.

Other restaurant operating expenses, as a percentage of total restaurant sales, increased to 14.7% in the first quarter of 2007 from 14.5% in the first quarter of 2006. Pollo Tropical other restaurant operating expenses, as a percentage of Pollo Tropical restaurant sales, decreased to 12.4% in the first quarter of 2007 from 12.6% in the first quarter of 2006 due primarily to higher repair and maintenance expenses in the first quarter 2006 from non-structural hurricane damage from the 2005 hurricane season. Taco Cabana other restaurant operating expenses, as a percentage of Taco Cabana restaurant sales, increased to 14.8% in the first quarter of 2007 from 14.3% in the first quarter of 2006 due primarily to higher repair and maintenance expense (0.5% of Taco Cabana sales). Lower utility costs at our Taco Cabana restaurants (0.6% of Taco Cabana sales) were offset by increases in various other restaurant level expenses. Burger King other restaurant operating expenses, as a percentage of Burger King restaurant sales increased to 15.8% in the first quarter of 2007 from 15.5% in the first quarter of 2006 due primarily to higher repair and maintenance expenses (0.1% of Burger King sales) and higher fees associated with the acceptance of credit cards (0.1% of Burger King sales).

Advertising expense, as a percentage of total restaurant sales, increased to 4.5% in the first quarter of 2007 from 3.8% in the first quarter of 2006. Pollo Tropical advertising expense, as a percentage of Pollo Tropical restaurant sales, increased to 3.4% in the first quarter of 2007 from 1.8% in the first quarter of 2006 due to the timing of radio expenditures in the first quarter of 2007 and promotional costs associated with the introduction of new menu items. Pollo Tropical advertising costs are currently expected to be approximately 2.0% for all of 2007, but there can be no assurance in this regard. Taco Cabana advertising expense, as a percentage of Taco Cabana restaurant sales, increased to 5.3% in the first quarter of 2007 from 4.6% in the first quarter of 2006 due primarily to the timing of promotions. Taco Cabana advertising costs are currently expected to be approximately 4.0% for all of 2007, but there can be no assurance in this regard. Burger King advertising expense, as a percentage of Burger King restaurant sales, increased to 4.6% in the first quarter of 2007 from 4.1% in the first quarter of 2006 due to increased promotional activities in the first quarter of 2007 in certain of our Burger King markets.

General and administrative expenses increased $0.8 million in the first quarter of 2007 or, as a percentage of total restaurant sales, 7.0% in the first quarter of 2007 from 6.8% in the first quarter of 2006 due primarily to stock-based compensation expense of $0.3 million in the first quarter of 2007 and additional costs associated with being a public entity.

Segment EBITDA. As a result of the factors above, Segment EBITDA for our Pollo Tropical restaurants decreased 10.5% to $6.8 million in the first quarter of 2007 from $7.6 million in the first quarter of 2006. Segment EBITDA for our Taco Cabana restaurants decreased 4.5% to $7.4 million in the first quarter of 2007 from $7.7 million in the first quarter of 2006. Segment EBITDA for our Burger King restaurants decreased 15.4% to $5.8 million in the first quarter of 2007 from $6.9 million in the first quarter of 2006.

Depreciation and Amortization and Impairment Losses. Depreciation and amortization expense decreased to $7.7 million in the first quarter of 2007 from $8.3 million in the first quarter of 2006 due to the recharacterization of leases as qualified sale-leasebacks rather than lease financing obligations in the second and third quarters of 2006 which lowered depreciation $0.3 million in the first quarter of 2007 and also due to lower depreciation for our Burger King restaurants. There were no impairment losses in the first quarter of 2007. Impairment losses were $0.2 million in the first quarter of 2006 and were related to property and equipment of certain underperforming Burger King restaurants and planned future closings of Burger King restaurants.

Interest Expense. Interest expense decreased $3.0 million to $8.4 million in the first quarter of 2007 from $11.4 million in the first quarter of 2006. The reduction in interest expense in the first quarter of 2007 compared to the first quarter of 2006 was due primarily to recharacterization of leases as qualified sale-leasebacks rather than lease financing obligations in the second and third quarters of 2006, which decreased interest expense by $1.3 million compared to the first quarter of 2006. We also had lower average debt balances in the first quarter of 2007 from the prepayments of borrowings under our prior senior credit facility throughout 2006, including the repayment of $68.0 million principal amount of term loan borrowings from the IPO proceeds received by us in December 2006. In addition, we had lower effective interest rates of approximately 1% on our floating rate borrowings under our new senior credit facility. The weighted average interest rate on our long-term debt, excluding lease financing obligations, for the first quarter of 2007 increased to 8.4% from 8.1% in the first quarter of 2006. Interest expense on lease financing obligations was $1.5 million in the first quarter of 2007 and $2.8 million in the first quarter of 2006.

Provision for Income Taxes. The provision for income taxes in the first quarter of 2007 was derived using an estimated effective annual income tax rate for 2007 of 36.2%. The provision for income taxes in the first quarter of 2006 was derived using an estimated effective annual income tax rate for 2006 of 33.2%.

Net Income. As a result of the foregoing, net income was $1.6 million in the first quarter of 2007 and $1.5 million in the first quarter of 2006.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements other than our operating leases, which are primarily for our restaurant properties and not recorded on our consolidated balance sheet.

Application of Critical Accounting Policies

Our unaudited interim consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in the “Significant Accounting Policies” footnote in the notes to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2006. Critical accounting estimates are those that require application of management’s most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods.

Sales recognition at our company-owned and operated restaurants is straightforward as customers pay for products at the time of sale and inventory turns over very quickly. Payments to vendors for products sold in the restaurants are generally settled within 30 days. The earnings reporting process is covered by our system of internal controls and generally does not require significant management estimates and judgments. However, critical accounting estimates and judgments, as noted below, are inherent in the assessment and recording of accrued occupancy costs, insurance liabilities, legal obligations, income taxes, the valuation of goodwill and intangible assets for impairment, assessing impairment of long-lived assets and lease accounting matters. While we apply our judgment based on assumptions believed to be reasonable under the circumstances, actual results could vary from these assumptions. It is possible that materially different amounts would be reported using different assumptions.

Accrued occupancy costs. We make estimates of accrued occupancy costs pertaining to closed restaurant locations on an ongoing basis. These estimates require assessment and continuous evaluation of a number of factors such as the remaining contractual period under our lease obligations, the amount of sublease income we are able to realize on a particular property and estimates of other costs such as property taxes. Differences between actual future events and prior estimates could result in adjustments to these accrued costs. At March 31, 2007 we had three non-operating restaurant properties.

Insurance liabilities. We are insured for workers’ compensation, general liability and medical insurance claims under policies where we pay all claims, subject to annual stop-loss limitations both for individual claims and claims in the aggregate. At March 31, 2007, we had $8.2 million accrued for these insurance claims. We record insurance liabilities based on historical and industry trends, which are continually monitored, and adjust accruals as warranted by changing circumstances. Since there are many estimates and assumptions involved in recording these insurance liabilities, including the ability to estimate the future development of incurred claims based on historical trends, differences between actual future events and prior estimates and assumptions could result in adjustments to these liabilities.

Legal obligations. In the normal course of business, we must make estimates of potential future legal obligations and liabilities which require the use of management’s judgment. Management may also use outside legal advice to assist in the estimating process. However, the ultimate outcome of various legal issues could be different than management estimates and adjustments to income could be required.

Income taxes. We record income tax liabilities utilizing known obligations and estimates of potential obligations. We are required to record a valuation allowance if it is more likely than not that the value of estimated deferred tax assets are different from those recorded. This would include making estimates and judgments on future taxable income, the consideration of feasible tax planning strategies and existing facts and circumstances. When the amount of deferred tax assets to be realized is expected to be different from that recorded, the asset balance and income statement would reflect any change in valuation in the period such determination is made.

Evaluation of Goodwill. We must evaluate our recorded goodwill under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) on an ongoing basis. We have elected to conduct our annual impairment review of goodwill assets at December 31. Our review at December 31, 2006 indicated there has been no impairment as of that date. This annual evaluation of goodwill requires us to make estimates and assumptions to determine the fair value of our reporting units including projections regarding future operating results of each restaurant over its remaining lease term and market values. These estimates may differ from actual future events and if these estimates or related projections change in the future, we may be required to record impairment charges for these assets.

Impairment of Long-lived Assets. We assess the potential impairment of long-lived assets, principally property and equipment, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We determine if there is impairment at the restaurant level by comparing undiscounted future cash flows from the related long-lived assets with their respective carrying values. In determining future cash flows, significant estimates are made by us with respect to future operating results of each restaurant over its remaining lease term. If assets are determined to be impaired, the impairment charge is measured by calculating the amount by which the asset carrying amount exceeds its fair value. This process of assessing fair values requires the use of estimates and assumptions, which are subject to a high degree of judgment. If these assumptions change in the future, we may be required to record impairment charges for these assets.

Impairment of Burger King Franchise Rights. We assess the potential impairment of Burger King franchise rights whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We determine if there is impairment by comparing the aggregate undiscounted future cash flows from those acquired restaurants with the respective carrying value of franchise rights for each Burger King acquisition. In determining future cash flows, significant estimates are made by us with respect to future operating results of each group of acquired restaurants over their remaining franchise life. If acquired franchise rights are determined to be impaired, the impairment charge is measured by calculating the amount by which the franchise rights carrying amount exceeds its fair value. This process requires the use of estimates and assumptions, which are subject to a high degree of judgment. If these assumptions change in the future, we may be required to record impairment charges for these assets.

Lease Accounting. Judgments made by management for our lease obligations include the lease term including the determination of renewal options that are reasonably assured which can affect the classification of a lease as capital or operating for accounting purposes, the term over which related leasehold improvements for each restaurant are amortized, and any rent holidays and/or changes in rental amounts for recognizing rent expense over the term of the lease. These judgments may produce materially different amounts of depreciation, amortization and rent expense than would be reported if different assumed lease terms were used.

We also must evaluate under SFAS 98 sales of our restaurants which occur in sale-leaseback transactions to determine the proper accounting for the proceeds of such sales either as a sale or a financing. This evaluation requires certain judgments in determining whether or not clauses in the lease or any related agreements constitute continuing involvement under SFAS 98. These judgments must also consider the various interpretations of SFAS 98 since its issuance in 1989. For those sale-leasebacks that are accounted for as financing transactions, we must estimate our incremental borrowing rate, or another rate in cases where the incremental borrowing rate is not appropriate to utilize, for purposes of determining interest expense and the resulting amortization of the lease financing obligation. Changes in the determination of the incremental borrowing rates or other rates utilized in connection with the accounting for lease financing transactions could have a significant effect on the interest expense and underlying balance of the lease financing obligations.

In addition, if a purchase option exists for any properties subject to a lease financing obligation, the purchase option is evaluated for its probability of exercise on an ongoing basis. This evaluation considers many factors including, without limitation, our intentions, the fair value of the underlying properties, our ability to acquire the property, economic circumstances and other available alternatives to us for the continued use of the property. These factors may change and be considered differently in future assessments of probability.

Stock-based Compensation. Beginning in 2006, we account for stock-based compensation in accordance with SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”). As required by SFAS No. 123(R), stock-based compensation is estimated for equity awards at fair value at the grant date. We determine the fair value of equity awards using the Black-Scholes model which requires the use of certain assumptions. The assumptions include the risk-free rate of interest, expected dividend yield, expected volatility, and the expected life of the award. The risk-free rate of interest is based on the zero coupon U.S. Treasury rates appropriate for the expected term of the award. There are no expected dividends as we do not currently plan to pay dividends on our common stock. Expected stock price volatility is based on the implied volatility of a peer group that had actively traded stock during the period immediately preceding the share-based award grant. This period is equal in length to the award’s expected term as we currently do not have our own historical stock price data. Compensation expense is recognized only for those options expected to vest, with forfeitures estimated based on our historical experience and future expectations.

Effects of New Accounting Standards

In March 2006, the Emerging Issues Task Force (“EITF”) issued EITF Issue 06-3, “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement.” This Issue discussed how entities are to adopt a policy of presenting sales taxes in the income statement on either a gross or net basis. If taxes are significant, an entity should disclose its policy of presenting taxes and the amounts of taxes. The guidance is effective for periods beginning after December 15, 2006. We present restaurant sales net of sales taxes and therefore Issue 06-3 did not impact the method for recording these sales taxes in our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This statement defines fair value, establishes a framework for using fair value to measure assets and liabilities and expands disclosures about fair value measurements. The statement applies whenever other pronouncements require or permit assets or liabilities to be measured at fair value. SFAS 157 is effective for our fiscal year beginning January 1, 2008. We are evaluating the impact the adoption of SFAS 157 will have on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for our fiscal year beginning January 1, 2008. We are currently evaluating the impact of adopting SFAS No. 159.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements that are predictive in nature or that depend upon or refer to future events or conditions are forward-looking statements. These statements are often identified by the words “may,” “might,” “will,” “should,” “anticipate,” “believe,” “expect,” “intend,” “estimate,” “hope” or similar expressions. In addition, expressions of our strategies, intentions or plans are also forward looking statements. These statements reflect management’s current views with respect to future events and are subject to risks and uncertainties, both known and unknown. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their date. There are important factors that could cause actual results to differ materially from those in forward-looking statements, many of which are beyond our control. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected or implied in the forward-looking statements. We believe important factors that could cause actual results to differ materially from our expectations include the following, in addition to other risks and uncertainties discussed herein and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and uncertainties discussed in Part I —Item1A “Risk Factors” :

•	Competitive conditions;

•	Regulatory factors;

•	Environmental conditions and regulations;

•	General economic conditions, particularly at the retail level;

•	Weather conditions;

•	Fuel prices;

•	Significant disruptions in service or supply by any of our suppliers or distributors;

•	Changes in consumer perception of dietary health and food safety;

•	Labor and employment benefit costs;

•	The outcome of pending or future legal proceedings;

•	Our ability to manage our growth and successfully implement our business strategy;

•	The risks associated with the expansion of our business;

•	General risks associated with the restaurant industry;

•	Our inability to integrate any businesses we acquire;

•	Our borrowing costs and credit ratings, which may be influenced by the credit ratings of our competitors;

•	The availability and terms of necessary or desirable financing or refinancing and other related risks and uncertainties;

•

The risk of events similar to those of September 11, 2001 or an outbreak or escalation of any insurrection or armed conflict involving the United States or any other national or international calamity; and

•

Factors that affect the restaurant industry generally, including recalls if products become adulterated or misbranded, liability if product consumption causes injury, ingredient disclosure and labeling laws and regulations, reports of cases of “mad cow” disease and avian flu, and the possibility that consumers could lose confidence in the safety and quality of certain food products, as well as recent publicity concerning the health implications of obesity and transfatty acids.

Inflation

The inflationary factors that have historically affected our results of operations include increases in food and paper costs, labor and other operating expenses, and most recently, energy costs. Wages paid in our restaurants are impacted by changes in the Federal and state hourly minimum wage rates. Accordingly, changes in the Federal and state hourly minimum wage rates directly affect our labor costs. We typically attempt to offset the effect of inflation, at least in part, through periodic menu price increases and various cost reduction programs. However, no assurance can be given that we will be able to offset such inflationary cost increases in the future.

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

There were no material changes from the information presented in Item 7A included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 with respect to the Company’s market risk sensitive instruments.

ITEM 4—CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. Our senior management is responsible for establishing and maintaining disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 1, 2007.

No change occurred in our internal control over financial reporting during the first quarter of 2007 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

There were no material changes to the disclosure made in our Annual Report on Form 10-K for the year ended December 31, 2006 regarding these matters.

Item 1A.	RISK FACTORS

Part I — Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 describes important factors that could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-Q or presented elsewhere by management from time-to-time. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Default Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

(a) The following exhibits are filed as part of this report.

Exhibit No.
31.1	Chief Executive Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Carrols Restaurant Group, Inc.

31.2	Chief Financial Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Carrols Restaurant Group, Inc.

31.3	Chief Executive Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Carrols Corporation.

31.4	Chief Financial Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Carrols Corporation.

32.1	Chief Executive Officer’s Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Carrols Restaurant Group, Inc.

32.2	Chief Financial Officer’s Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Carrols Restaurant Group, Inc.

32.3	Chief Executive Officer’s Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Carrols Corporation.

32.4	Chief Financial Officer’s Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Carrols Corporation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARROLS RESTAURANT GROUP, INC.

Date: May 14, 2007	/s/ ALAN VITULI
(Signature)
Alan Vituli
Chairman of the Board and Chief Executive Officer

Date: May 14, 2007	/s/ PAUL R. FLANDERS
(Signature)
Paul R. Flanders
Vice President – Chief Financial Officer and Treasurer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARROLS CORPORATION

Date: May 14, 2007	/s/ ALAN VITULI
(Signature)
Alan Vituli
Chairman of the Board and Chief Executive Officer

Date: May 14, 2007	/s/ PAUL R. FLANDERS
(Signature)
Paul R. Flanders
Vice President – Chief Financial Officer and Treasurer