Form 10-Q
period 2007-07-01
CARROLS RESTAURANT GROUP, INC.; CARROLS CORP
filed 2007-08-10
CIK 809248, 17927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2007

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

Commission File Number: 0-25629

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

Indicate by check mark whether either of the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrants are large accelerated filers, accelerated filers, or non-accelerated filers. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act, (Check one):

Large accelerated filers  ☐    Accelerated filers  ☐    Non-accelerated filers  ☒

Indicate by check mark whether either of the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act)     Yes  ☐    No  ☒

As of August 3, 2007, Carrols Restaurant Group, Inc. had 21,550,827 shares of its common stock, $.01 par value outstanding. As of August 3, 2007, all outstanding equity securities of Carrols Corporation, which consisted of 10 shares of its common stock, were owned by Carrols Restaurant Group, Inc.

CARROLS RESTAURANT GROUP, INC.

FORM 10-Q

QUARTER ENDED JUNE 30, 2007

PART I—FINANCIAL INFORMATION

ITEM 1—INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars, except share and per share amounts)

(Unaudited)

	June 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$2,524	$3,939
Trade and other receivables	4,373	5,364
Inventories	4,596	4,677
Prepaid rent	3,650	4,130
Prepaid expenses and other current assets	6,413	5,367
Refundable income taxes	—	2,806
Deferred income taxes	4,539	4,539

Total current assets	26,095	30,822

Property and equipment, net	196,302	182,742
Franchise rights, net (Note 4)	81,660	83,268
Goodwill (Note 4)	124,934	124,934
Intangible assets, net (Note 4)	1,031	1,175
Franchise agreements, at cost less accumulated amortization of $5,524 and $5,431, respectively	5,733	5,793
Deferred income taxes	11,345	11,136
Other assets	11,852	12,989

Total assets	$458,952	$452,859

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt (Note 5)	$1,681	$2,477
Accounts payable	20,956	17,860
Accrued interest	7,528	7,861
Accrued payroll, related taxes and benefits	16,414	18,445
Accrued income taxes payable	1,152	—
Accrued real estate taxes	3,352	4,102
Other liabilities	10,806	10,623

Total current liabilities	61,889	61,368

Long-term debt, net of current portion (Note 5)	299,711	297,432
Lease financing obligations (Note 9)	54,258	58,571
Deferred income—sale-leaseback of real estate	30,595	31,391
Accrued postretirement benefits (Note 8)	6,754	6,370
Other liabilities (Note 7)	24,149	23,494

Total liabilities	477,356	478,626

Commitments and contingencies (Note 12)

Stockholders’ deficit:
Preferred stock, par value $.01; authorized 20,000,000 shares, issued and outstanding—none	—	—
Voting common stock, par value $.01; authorized 100,000,000 shares, issued and outstanding—21,550,827 shares at both dates	216	216
Additional paid-in capital	(2,420)	(3,108)
Accumulated deficit	(15,058)	(21,733)
Accumulated other comprehensive loss	(1,001)	(1,001)
Treasury stock, at cost	(141)	(141)

Total stockholders’ deficit	(18,404)	(25,767)

Total liabilities and stockholders’ deficit	$458,952	$452,859

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(In thousands of dollars, except share and per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Revenues:
Restaurant sales	$200,117	$190,252	$387,983	$372,465
Franchise royalty revenues and fees	332	329	669	659

Total revenues	200,449	190,581	388,652	373,124

Costs and expenses:
Cost of sales	57,639	53,386	110,196	105,299
Restaurant wages and related expenses (including stock-based compensation expense of $39, $0, $76 and $0, respectively)	58,562	55,298	114,510	108,960
Restaurant rent expense	10,907	9,159	21,586	18,179
Other restaurant operating expenses	28,270	27,441	55,954	53,889
Advertising expense	8,449	7,248	16,984	14,160
General and administrative (including stock-based compensation expense of $315, $0, $633 and $0, respectively)	13,305	11,977	26,451	24,351
Depreciation and amortization	7,887	8,463	15,578	16,780
Impairment losses (Note 3)	69	20	69	244
Other income (Note 10)	—	—	(347)	—

Total operating expenses	185,088	172,992	360,981	341,862

Income from operations	15,361	17,589	27,671	31,262
Interest expense	7,601	13,011	15,957	24,400
Loss on extinguishment of debt (Note 5)	—	—	1,485	—

Income before income taxes	7,760	4,578	10,229	6,862
Provision for income taxes (Note 6)	2,662	1,489	3,554	2,248

Net income	$5,098	$3,089	$6,675	$4,614

Basic and diluted net income per share (Note 13)	$0.24	$0.19	$0.31	$0.29

Basic weighted average common shares outstanding (Note 13)	21,550,827	15,892,018	21,550,827	15,894,900
Diluted weighted average common shares outstanding (Note 13)	21,565,208	15,892,018	21,561,795	15,894,900

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(In thousands of dollars)

(Unaudited)

	2007	2006
Cash flows provided from operating activities:
Net income	$6,675	$4,614
Adjustments to reconcile net income to net cash provided from operating activities:
Loss on disposals of property and equipment	109	—
Stock-based compensation expense	709	—
Depreciation and amortization	15,578	16,780
Amortization of deferred financing costs	638	742
Amortization of unearned purchase discounts	(1,078)	(1,077)
Amortization of deferred gains from sale-leaseback transactions	(969)	(338)
Impairment losses	69	244
Gain on settlements of lease financing obligations	(163)	(308)
Accretion of interest on lease financing obligations	262	153
Deferred income taxes	(210)	(1,349)
Loss on extinguishment of debt	1,485	—
Changes in other operating assets and liabilities	6,482	3,073

Net cash provided from operating activities	29,587	22,534

Cash flows provided from (used for) investing activities:
Capital expenditures:
New restaurant development	(18,720)	(12,066)
Restaurant remodeling	(3,244)	(3,345)
Other restaurant capital expenditures	(4,270)	(3,709)
Corporate and restaurant information systems	(1,493)	(1,002)

Total capital expenditures	(27,727)	(20,122)
Properties purchased for sale-leaseback	(2,461)	(1,655)
Deposit on properties purchased for sale-leaseback	—	(1,616)
Proceeds from sale-leaseback transactions	2,473	26,118
Proceeds from sales of other properties	979	—

Net cash provided from (used for) investing activities	(26,736)	2,725

Cash flows used for financing activities:
Repayment of term loans under prior credit facility	(118,400)	—
Borrowings on revolving credit facility	11,600	—
Repayments on revolving credit facility	(11,600)	—
Proceeds from new senior credit facility	120,000	—
Scheduled principal payments on term loans	—	(1,100)
Principal pre-payments on term loans	—	(17,000)
Principal payments on capital leases	(205)	(208)
Expenses from initial public offering	(21)	—
Financing costs associated with issuance of debt	(1,228)	(4)
Settlement of lease financing obligations	(4,412)	(14,225)

Net cash used for financing activities	(4,266)	(32,537)

Net decrease in cash and cash equivalents	(1,415)	(7,278)
Cash and cash equivalents, beginning of period	3,939	9,331

Cash and cash equivalents, end of period	$2,524	$2,053

Supplemental disclosures:
Interest paid on long-term debt	$12,912	$15,051
Interest paid on lease financing obligations	$2,476	$7,353
Increase in accruals for capital expenditures	$196	$205
Income taxes paid (refunded), net	$(195)	$1,049
Non-cash reduction of assets under lease financing obligations due to lease amendments	$—	$13,582
Non-cash reduction of lease financing obligations due to lease amendments	$—	$22,744

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

Business Description. At June 30, 2007 the Company operated, as franchisee, 326 quick-service restaurants under the trade name “Burger King” in 12 Northeastern, Midwestern and Southeastern states. At June 30, 2007, the Company also owned and operated 80 Pollo Tropical restaurants of which 77 were located in Florida and three were located in the New York City metropolitan area, two of which were located in northern New Jersey and one of which was located in Brooklyn, New York and franchised a total of 27 Pollo Tropical restaurants, consisting of 23 in Puerto Rico, two in Ecuador and two on college campuses in Florida. At June 30, 2007, the Company owned and operated 142 Taco Cabana restaurants located primarily in Texas and franchised two Taco Cabana restaurants in New Mexico and one in Georgia.

Fiscal Year. The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. All references herein to the fiscal years ended December 31, 2006 and January 1, 2006 will be referred to as the fiscal years ended December 31, 2006 and 2005, respectively. Similarly, all references herein to the three and six months ended July 1, 2007 and July 2, 2006 will be referred to as the three and six months ended June 30, 2007 and June 30, 2006, respectively. The years ended December 31, 2006 and 2005 each contained 52 weeks and the three and six months ended June 30, 2007 and 2006 contained 13 and 26 weeks, respectively.

Basis of Presentation. The accompanying unaudited consolidated financial statements for the three and six months ended June 30, 2007 and 2006 have been prepared without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission and do not include certain of the information and the footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of such financial statements have been included. The results of operations for the three and six months ended June 30, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year.

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

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(in thousands of dollars except share and per share amounts)

2. Stock-Based Compensation

The Company adopted an incentive stock plan in 2006 (the “2006 Plan”) under which incentive stock options, non-qualified stock options and restricted shares may be granted to employees and non-employee directors. During the three months ended June 30, 2007, there were an aggregate of 1,000 restricted shares granted to certain employees and an aggregate of 10,500 incentive stock options granted to three non-employee directors under the 2006 Plan. In December 2006, the Company granted incentive stock options, non-qualified stock options and restricted shares under the 2006 Plan. The stock options granted to employees generally vest 20% per year and expire seven years from the date of grant. Restricted shares granted to employees generally vest 33% per year for three years and restricted shares granted to non-employee directors generally vest at 20% per year.

Stock-based compensation related to these grants was $0.4 million and $0.7 million in the three and six months ended June 30, 2007, respectively and the income tax benefit recognized in the consolidated statement of operations for stock-based compensation was $0.1 million and $0.2 million for the three and six months ended June 30, 2007, respectively. There were no stock options issued or stock-based compensation expense recorded in the three or six months ended June 30, 2006.

As of June 30, 2007, the total non-vested stock-based compensation expense relating to the stock options and restricted stock was approximately $4.7 million and the Company expects to record an additional $0.8 million as compensation expense for the remainder of 2007. The remaining weighted average vesting period for the stock options is 3.89 years and for the restricted shares is approximately 3.09 years at June 30, 2007.

Stock Options

A summary of all option activity for the six months ended June 30, 2007 was as follows:

	2006 Plan
	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands) (1)
Options outstanding at January 1, 2007	1,241,750	$14.30
Options granted	10,500	15.81
Options exercised	—	—
Options forfeited	(18,500)	14.30

Options outstanding at June 30, 2007	1,233,750	$14.31	6.51	$1,377

Expected to vest at June 30, 2007	1,217,441	$14.31	6.51	$1,357

Options exercisable at June 30, 2007	—	$—	—	$—

(1)	The aggregate intrinsic value was calculated using the difference between the market price of the Company’s common stock at June 30 and the grant price for only those awards that have a grant price that is less than the market price of the Company’s common stock at June 30.

Restricted Shares

The restricted stock activity for the six months ended June 30, 2007 was as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2007	75,800	$13.00
Shares granted	1,000	$16.00
Shares vested	(200)	$13.00
Shares forfeited	(3,500)	$13.00

Nonvested at June 30, 2007	73,100	$13.04

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

For the three and six months ended June 30, 2007 and 2006, the Company recorded impairment losses on long-lived assets for its segments as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Burger King	$14	$—	$14	$224
Taco Cabana	55	20	55	20

	$69	$20	$69	$244

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

	Pollo Tropical	Taco Cabana	Burger King	Total
Goodwill at June 30, 2007 and December 31, 2006	$56,307	$67,177	$1,450	$124,934

Burger King Franchise Rights. Amounts allocated to franchise rights for each Burger King acquisition are amortized using the straight-line method over the average remaining term of the acquired franchise agreements at January 1, 2002 plus one twenty-year renewal period. The Company assesses the potential impairment of franchise rights whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If an indicator of impairment exists, an estimate of the aggregate undiscounted future cash flows from the acquired restaurants is compared to the respective carrying value of franchise rights for each Burger King acquisition. If an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value. There were no impairment charges against franchise rights for the three and six months ended June 30, 2007 and 2006.

Amortization expense related to Burger King franchise rights was $804 and $873 for the three months ended June 30, 2007 and 2006, respectively. Amortization expense related to Burger King franchise rights was $1,608 for in each of the six months ended June 30, 2007 and 2006. The estimated amortization expense for the year ending December 31, 2007 and for each of the five succeeding years is $3,216.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(in thousands of dollars except share and per share amounts)

Intangible Assets. The Company acquired four Taco Cabana restaurants from a franchisee in 2005. Under Emerging Issues Task Force Issue No. 04-1, “Accounting for Preexisting Relationships between the Parties to a Business Combination” (“EITF 04-1”), certain reacquired rights, including the right to the acquirer’s trade name, are required to be recognized as intangible assets apart from goodwill. The Company allocated $1.6 million of the purchase price to this intangible asset. The Company recorded amortization expense relating to the intangible asset of approximately $71 and $72 for the three months ended June 30, 2007 and 2006, respectively. Amortization for each of the six months ended June 30, 2007 and 2006 was $144. The Company expects the annual amortization expense for the year ending December 31, 2007 and for each of five years ending 2008 through 2012 to be $289, $211, $133, $125, $117 and $99, respectively.

	June 30, 2007		December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets	$1,610	$579	$1,610	$435

5. Long-term Debt

Long-term debt at June 30, 2007 and December 31, 2006 consisted of the following:

	June 30, 2007	December 31, 2006
Collateralized:
Senior Credit Facility-Term loan B facility	$—	$118,400
Senior Credit Facility-Term loan A facility	120,000
Unsecured:
9% Senior Subordinated Notes	180,000	180,000
Capital leases	1,392	1,509

	301,392	299,909
Less: current portion	(1,681)	(2,477)

	$299,711	$297,432

On March 9, 2007, Carrols terminated its senior credit facility and entered into a new senior credit facility with a syndicate of lenders. Carrols’ new senior credit facility totals approximately $185 million, consisting of $120 million principal amount of term loan A borrowings maturing on March 8, 2013 (or earlier on September 30, 2012 if Carrols’ 9% Senior Subordinated Notes due 2013 are not refinanced by June 30, 2012) and a $65.0 million revolving facility (including a sub limit of up to $25.0 million for letters of credit and up to $5.0 million for swingline loans), maturing on March 8, 2012. The term loan A borrowings and an additional $4.3 million of revolver borrowings from this facility were used to repay all outstanding borrowings and other obligations under Carrols’ prior senior credit facility and to pay certain fees and expenses incurred in connection with the new senior credit facility. The Company also recorded a $1.5 million loss on extinguishment of debt in the six months ended June 30, 2007 for the write-off of deferred financing costs related to the prior senior credit facility.

Both term loan and revolving credit borrowings under the new senior credit facility bear interest at a per annum rate, at Carrols’ option, of either:

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

At June 30, 2007, $120.0 million principal amount of term loan borrowings were outstanding under the term loan A facility and no borrowings were outstanding under the revolving credit facility. After reserving $16.0 million for letters of credit guaranteed by the facility, $49.0 million was available for borrowings under the revolving credit facility at June 30, 2007. The Company was in compliance with the covenants under its senior credit facility as of June 30, 2007.

On December 15, 2004, Carrols issued $180 million of 9% Senior Subordinated Notes due 2013, which are referred to herein as the “senior subordinated notes”. Restrictive covenants under the senior subordinated notes include limitations with respect to the Carrols’ ability to issue additional debt, incur liens, sell or acquire assets or businesses, pay dividends and make certain investments. At both June 30, 2007 and December 31, 2006, $180.0 million principal amount of the senior subordinated notes was outstanding.

6. Income Taxes

The income tax provision for the three and six months ended June 30, 2007 and 2006 was comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Current	$2,872	$2,502	$3,764	$3,597
Deferred	(210)	(1,013)	(210)	(1,349)

	$2,662	$1,489	$3,554	$2,248

The provision for income taxes for the three and six months ended June 30, 2007 was derived using an estimated effective annual income tax rate for 2007 of 36.0% as well as the effect of any discrete tax items occurring in those periods. The tax provision for the three and six months ended June 30, 2007 includes a reduction of expense of $0.4 million related to the recognition of additional employment tax credits. $0.2 million of expense related to a New York state income tax audit assessment and $0.1 million of expense associated with changes in New York state tax legislation enacted in the second quarter of 2007. The net reduction of income tax expense of $0.1 million for these items was recorded in the second quarter.

The provision for income taxes for the three and six months ended June 30, 2006 was derived using an estimated effective annual income tax rate for 2006 of 33.5% as well as the effect of any discrete tax items occurring in those periods. There were no discrete tax items affecting the provision for income taxes in the three and six months ended June 30, 2006.

The Company adopted the provisions of Financial Standards Accounting Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”) and interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no material adjustment in its consolidated financial statements. As of the adoption date of January 1, 2007, the Company had $0.6 million of unrecognized tax benefits. At June 30, 2007, the Company had $0.5 million of unrecognized tax benefits, all of which would reduce the Company’s effective tax rate if recognized.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(in thousands of dollars except share and per share amounts)

The Company recognized interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2007, the Company had approximately $0.1 million of accrued interest related to uncertain tax positions.

The tax years 2003-2006 remain open to examination by the major taxing jurisdictions to which the Company is subject. It is not possible to reasonably estimate any possible change in the unrecognized tax benefits within the next twelve months.

On July 12, 2007, the Michigan Business Tax (the “MBT Act”) was signed into law, which provides a comprehensive restructuring of Michigan’s principal business taxes effective January 1, 2008. The MBT Act replaces the Michigan Single Business Tax that is scheduled to expire at the end of 2007. The Company is currently evaluating the impact of this law on its consolidated financial statements.

7. Other Liabilities, Long-Term

Other liabilities, long-term, at June 30, 2007 and December 31, 2006 consisted of the following:

	June 30, 2007	December 31, 2006
Unearned purchase discounts	$3,412	$4,526
Accrued occupancy costs	9,203	8,683
Accrued workers’ compensation costs	4,923	4,595
Other	6,611	5,690

	$24,149	$23,494

In 2001, management decided to close seven Taco Cabana restaurants in the Phoenix, Arizona market and discontinue restaurant development underway in that market. At June 30, 2007 and December 31, 2006, the Company had $0.6 million and $0.7 million in lease liability reserves, respectively, for remaining locations that are included in accrued occupancy costs.

The following table presents the activity in the exit cost reserve for the six months ended June 30, 2007:

Six Months Ended June 30, 2007
Balance, beginning of period	$656
Payments	(63)

Balance, end of period	$593

8. Postretirement Benefits

The Company provides postretirement medical and life insurance benefits covering substantially all Burger King administrative and restaurant management salaried employees. A December 31 measurement date is used for postretirement benefits.

The following summarizes the components of net periodic benefit cost:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Components of net periodic benefit cost:
Service cost	$128	$118	$246	$236
Interest cost	110	83	203	166
Amortization of gains and losses	31	21	48	42
Amortization of unrecognized prior service cost	10	(7)	3	(14)

Net periodic postretirement benefit cost	$279	$215	$500	$430

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(in thousands of dollars except share and per share amounts)

During the three and six months ended June 30, 2007, the Company made contributions of $36 and $100 to its postretirement plan. The Company expects to make additional contributions during 2007.

9. Lease Financing Obligations

The Company entered into sale-leaseback transactions in various years involving certain restaurant properties that did not qualify for sale-leaseback accounting and as a result, have been classified as financing transactions under Statement of Financial Accounting Standards (“SFAS”) No. 98, “Accounting for Leases” (“SFAS 98”). Under the financing method, the assets remain on the Company’s consolidated balance sheet and proceeds received by the Company from these transactions are recorded as a financing liability. Payments under these leases are applied as payments of imputed interest and deemed principal on the underlying financing obligations.

During the second quarter of 2007, the Company exercised its right of first refusal under the leases for five restaurant properties previously accounted for as lease financing obligations and purchased these properties from the lessor. As a result, the Company reduced its lease financing obligations by $4.4 million. The Company also recorded a gain of $0.2 million as a reduction of interest expense which represented the net amount by which the lease financing obligations exceeded the purchase price of the restaurant properties acquired.

During the second and third quarters of 2006, the Company refinanced 14 restaurant properties previously accounted for as lease financing obligations and amended lease agreements for 34 restaurant properties to eliminate or otherwise cure the provisions that precluded the original sale-leaseback accounting. As a result of these transactions in 2006, the Company reduced its lease financing obligations by $52.8 million, reduced its assets under lease financing obligations by $36.2 million and recorded deferred gains of $18.3 million which are being amortized as a reduction to rent expense over the remaining term of the underlying leases, which is generally 20 years.

As a result of these transactions, rent expense in the three and six months ended June 30, 2007 includes an additional $1.0 million and $2.0 million of expense, respectively, compared to the three and six months ended June 30, 2006. Also as a result of these transactions, the three and six months ended June 30, 2006 includes additional depreciation expense of $0.3 million and $0.6 million and additional interest expense of $1.3 million and $2.6 million as compared to the three and six months ended June 30, 2007. Interest expense associated with lease financing obligations, including settlement gains and losses, for the three months ended June 30, 2007 and 2006 was $1.3 million and $4.5 million, respectively and for the six months ended June 30, 2007 and 2006 was $2.8 million and $7.3 million, respectively.

10. Other Income

In the first quarter of 2007, the Company recorded a gain of $0.3 million related to sale of one of its Taco Cabana restaurant properties.

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

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(in thousands of dollars except share and per share amounts)

Three Months Ended	Pollo Tropical	Taco Cabana	Burger King	Other	Consolidated
June 30, 2007:
Total revenues	$42,747	$60,774	$96,928	$—	$200,449
Cost of sales	14,149	17,975	25,515	—	57,639
Restaurant wages and related expenses	10,634	17,394	30,495	39	58,562
General and administrative expenses (1)	2,547	2,728	7,715	315	13,305
Depreciation and amortization	1,669	2,121	3,758	339	7,887
Segment EBITDA	7,254	8,024	8,393
Capital expenditures, including acquisitions	6,810	5,387	3,347	1,302	16,846

June 30, 2006:
Total revenues	$38,478	$58,681	$93,422	$—	$190,581
Cost of sales	12,367	17,015	24,004	—	53,386
Restaurant wages and related expenses	9,530	16,506	29,262	—	55,298
General and administrative expenses (1)	2,081	2,901	6,995	—	11,977
Depreciation and amortization	1,418	2,033	4,676	336	8,463
Segment EBITDA	7,669	8,121	10,282
Capital expenditures, including acquisitions	3,720	3,594	2,165	525	10,004

Six Months Ended
June 30, 2007:
Total revenues	$84,286	$118,968	$185,398	$—	$388,652
Cost of sales	27,541	34,953	47,702	—	110,196
Restaurant wages and related expenses	20,965	33,874	59,595	76	114,510
General and administrative expenses (1)	5,036	5,601	15,181	633	26,451
Depreciation and amortization	3,164	4,174	7,601	639	15,578
Segment EBITDA	14,086	15,375	14,219
Capital expenditures, including acquisitions	13,240	8,043	4,951	1,493	27,727

June 30, 2006:
Total revenues	$77,064	$113,921	$182,139	$—	$373,124
Cost of sales	24,973	33,025	47,301	—	105,299
Restaurant wages and related expenses	18,973	32,235	57,752	—	108,960
General and administrative expenses (1)	4,266	5,857	14,228	—	24,351
Depreciation and amortization	2,782	4,063	9,276	659	16,780
Segment EBITDA	15,303	15,815	17,168
Capital expenditures, including acquisitions	8,003	6,838	4,279	1,002	20,122

Identifiable Assets:
At June 30, 2007	$57,470	$74,579	$152,398	$174,505	$458,952
At December 31, 2006	46,617	71,601	155,272	179,369	452,859

(1)	For the Pollo Tropical and Taco Cabana segments, such amounts include general and administrative expenses related directly to each segment. For the Burger King segment such amounts include general and administrative expenses related directly to the Burger King segment as well as expenses associated with administrative support to all of the Company’s segments including executive management, information systems and certain accounting, legal and other administrative functions.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(in thousands of dollars except share and per share amounts)

A reconciliation of segment EBITDA to consolidated net income is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Segment EBITDA:
Pollo Tropical	$7,254	$7,669	$14,086	$15,303
Taco Cabana	8,024	8,121	15,375	15,815
Burger King	8,393	10,282	14,219	17,168

Subtotal	23,671	26,072	43,680	48,286

Less:
Depreciation and amortization	7,887	8,463	15,578	16,780
Impairment losses	69	20	69	244
Interest expense	7,601	13,011	15,957	24,400
Loss on extinguishment of debt	—	—	1,485	—
Provision for income taxes	2,662	1,489	3,554	2,248
Stock-based compensation expense	354	—	709	—
Other income	—	—	(347)	—

Net income	$5,098	$3,089	$6,675	$4,614

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

The computation of diluted net income per share excludes options to purchase 631,375 shares of common stock in each of the three and six months ended June 30, 2007 because the exercise price of these options was greater than the average market price of the common shares in the periods and therefore, they were antidilutive. In addition, options to purchase 620,875 shares of common stock are excluded from the computation of diluted net income per share in each of the three and six months ended June 30, 2007 as they were antidilutive under the treasury stock method.

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

The following table is a reconciliation of the income and share amounts used in the calculation of basic net income per share and diluted net income per share:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Basic net income per share:
Net income	$5,098	$3,089	$6,675	$4,614
Weighted average common shares outstanding	21,550,827	15,892,018	21,550,827	15,894,900
Basic net income per share	$0.24	$0.19	$0.31	$0.29

Diluted net income per share:
Net income for diluted net income per share	$5,098	$3,089	$6,675	$4,614
Shares used in computed basic net income per share	21,550,827	15,892,018	21,550,827	15,894,900
Dilutive effect of stock options - treasury stock method	14,381	—	10,968	—

Shares used in computed diluted net income per share	21,565,208	15,892,018	21,561,795	15,894,900

Diluted net income per share	$0.24	$0.19	$0.31	$0.29

14. Recent Accounting Developments

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for the Company’s fiscal year beginning January 1, 2008. The Company is currently evaluating the impact the adoption of SFAS 159 will have on its financial statements.

In May 2007, the FASB issued FASB Staff Position No. FIN 48-1, Definition of Settlement in FASB Interpretation No. 48 (“the FSP”). The FSP provides guidance about how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. Under the FSP, a tax position could be effectively

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(in thousands of dollars except share and per share amounts)

settled if a taxing authority has completed all of its required or expected examination procedures, if the entity does not intend to appeal or litigate the result and it is remote that the taxing authority would examine or re-examine the tax position. Application of the FSP shall be upon the initial adoption date of FIN 48. The FSP did not have a material impact on the Company’s consolidated financial statements.

ITEM 1—INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CARROLS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars except share and per share amounts)

(Unaudited)

	June 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$2,524	$3,939
Trade and other receivables	4,373	5,364
Inventories	4,596	4,677
Prepaid rent	3,650	4,130
Prepaid expenses and other current assets	6,413	5,367
Refundable income taxes	—	2,806
Deferred income taxes	4,539	4,539

Total current assets	26,095	30,822

Property and equipment, net	196,302	182,742
Franchise rights, net (Note 4)	81,660	83,268
Goodwill (Note 4)	124,934	124,934
Intangible assets, net (Note 4)	1,031	1,175
Franchise agreements, at cost less accumulated amortization of $5,524 and $5,431, respectively	5,733	5,793
Deferred income taxes	11,345	11,136
Other assets	11,852	12,989

Total assets	$458,952	$452,859

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current liabilities:
Current portion of long-term debt (Note 5)	$1,681	$2,477
Accounts payable	20,956	17,860
Accrued interest	7,528	7,861
Accrued payroll, related taxes and benefits	16,414	18,445
Accrued income taxes payable	1,152	—
Accrued real estate taxes	3,352	4,102
Other liabilities	10,806	10,623

Total current liabilities	61,889	61,368

Long-term debt, net of current portion (Note 5)	299,711	297,432
Lease financing obligations (Note 9)	54,258	58,571
Deferred income—sale-leaseback of real estate	30,595	31,391
Accrued postretirement benefits (Note 8)	6,754	6,370
Other liabilities (Note 7)	24,114	23,462

Total liabilities	477,321	478,594

Commitments and contingencies (Note 12)

Stockholder’s deficit:
Common stock, par value $1; authorized 1,000 shares, issued and outstanding— 10 shares at both dates	—	—
Additional paid-in capital	(9,913)	(10,601)
Accumulated deficit	(7,455)	(14,133)
Accumulated other comprehensive loss	(1,001)	(1,001)

Total stockholder’s deficit	(18,369)	(25,735)

Total liabilities and stockholder’s deficit	$458,952	$452,859

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARROLS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(In thousands of dollars)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Revenues:
Restaurant sales	$200,117	$190,252	$387,983	$372,465
Franchise royalty revenues and fees	332	329	669	659

Total revenues	200,449	190,581	388,652	373,124

Costs and expenses:
Cost of sales	57,639	53,386	110,196	105,299
Restaurant wages and related expenses (including stock-based compensation expense of $39, $0, $76 and $0, respectively)	58,562	55,298	114,510	108,960
Restaurant rent expense	10,907	9,159	21,586	18,179
Other restaurant operating expenses	28,270	27,441	55,954	53,889
Advertising expense	8,449	7,248	16,984	14,160
General and administrative (including stock-based compensation expense of $315, $0, $633 and $0, respectively)	13,304	11,976	26,448	24,348
Depreciation and amortization	7,887	8,463	15,578	16,780
Impairment losses (Note 3)	69	20	69	244
Other income (Note 10)	—	—	(347)	—

Total operating expenses	185,087	172,991	360,978	341,859

Income from operations	15,362	17,590	27,674	31,265
Interest expense	7,601	13,011	15,957	24,400
Loss on extinguishment of debt (Note 5)	—	—	1,485	—

Income before income taxes	7,761	4,579	10,232	6,865
Provision for income taxes (Note 6)	2,662	1,489	3,554	2,248

Net income	$5,099	$3,090	$6,678	$4,617

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARROLS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(In thousands of dollars)

(Unaudited)

	2007	2006
Cash flows provided from operating activities:
Net income	$6,678	$4,617
Adjustments to reconcile net income to net cash provided from operating activities:
Loss on disposals of property and equipment	109	—
Stock-based compensation expense	709	—
Depreciation and amortization	15,578	16,780
Amortization of deferred financing costs	638	742
Amortization of unearned purchase discounts	(1,078)	(1,077)
Amortization of deferred gains from sale-leaseback transactions	(969)	(338)
Impairment losses	69	244
Gain on settlement of lease financing obligations	(163)	(308)
Accretion of interest on lease financing obligations	262	153
Deferred income taxes	(210)	(1,349)
Loss on extinguishment of debt	1,485	—
Changes in other operating assets and liabilities	6,479	3,070

Net cash provided from operating activities	29,587	22,534

Cash flows provided from (used for) investing activities:
Capital expenditures:
New restaurant development	(18,720)	(12,066)
Restaurant remodeling	(3,244)	(3,345)
Other restaurant capital expenditures	(4,270)	(3,709)
Corporate and restaurant information systems	(1,493)	(1,002)

Total capital expenditures	(27,727)	(20,122)
Properties purchased for sale-leaseback	(2,461)	(1,655)
Deposit on properties purchased for sale-leaseback	—	(1,616)
Proceeds from sale-leaseback transactions	2,473	26,118
Proceeds from sales of other properties	979	—

Net cash provided from (used for) investing activities	(26,736)	2,725

Cash flows used for financing activities:
Repayment of term loans under prior credit facility	(118,400)	—
Borrowings on revolving credit facility	11,600	—
Repayments on revolving credit facility	(11,600)	—
Proceeds from new senior credit facility	120,000	—
Scheduled principal payments on term loans	—	(1,100)
Principal pre-payments on term loans	—	(17,000)
Principal payments on capital leases	(205)	(208)
Expenses from initial public offering	(21)	—
Financing costs associated with issuance of debt	(1,228)	(4)
Settlement of lease financing obligations	(4,412)	(14,225)

Net cash used for financing activities	(4,266)	(32,537)

Net decrease in cash and cash equivalents	(1,415)	(7,278)
Cash and cash equivalents, beginning of period	3,939	9,331

Cash and cash equivalents, end of period	$2,524	$2,053

Supplemental disclosures:
Interest paid on long-term debt	$12,912	$15,051
Interest paid on lease financing obligations	$2,476	$7,353
Increase in accruals for capital expenditures	$196	$205
Income taxes paid (refunded), net	$(195)	$1,049
Non-cash reduction of assets under lease financing obligation due to lease amendments	$—	$13,582
Non-cash reduction of lease financing obligations due to lease amendments	$—	$22,744

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

Business Description. At June 30, 2007 the Company operated, as franchisee, 326 quick-service restaurants under the trade name “Burger King” in 12 Northeastern, Midwestern and Southeastern states. At June 30, 2007, the Company also owned and operated 80 Pollo Tropical restaurants of which 77 were located in Florida and three were located in the New York City metropolitan area, two of which were located in northern New Jersey, and one of which was located in Brooklyn, New York and franchised a total of 27 Pollo Tropical restaurants, consisting of 23 in Puerto Rico, two in Ecuador and two on college campuses in Florida. At June 30, 2007, the Company owned and operated 142 Taco Cabana restaurants located primarily in Texas and franchised two Taco Cabana restaurants in New Mexico and one in Georgia.

Fiscal Year. The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. All references herein to the fiscal years ended December 31, 2006 and January 1, 2006 will be referred to as the fiscal years ended December 31, 2006 and 2005, respectively. Similarly, all references herein to the three and six months ended July 1, 2007 and July 2, 2006 will be referred to as the three and six months ended June 30, 2007 and June 30, 2006, respectively. The years ended December 31, 2006 and 2005 each contained 52 weeks and the three and six months ended June 30, 2007 and 2006 contained 13 and 26 weeks, respectively.

Basis of Presentation. The accompanying unaudited consolidated financial statements for the three and six months ended June 30, 2007 and 2006 have been prepared without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission and do not include certain of the information and the footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of such financial statements have been included. The results of operations for the three and six months ended June 30, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year.

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

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(in thousands of dollars, except share amounts)

2. Stock-Based Compensation

Carrols Restaurant Group adopted an incentive stock plan in 2006 (the “2006 Plan”) under which incentive stock options, non-qualified stock options and restricted shares may be granted to employees and non-employee directors. During the three months ended June 30, 2007, there were an aggregate of 1,000 restricted shares granted to certain employees and an aggregate of 10,500 incentive stock options granted to three non-employee directors under the 2006 Plan. In December 2006, Carrols Restaurant Group granted incentive stock options, non-qualified stock options and restricted shares under the 2006 Plan. The stock options granted generally vest at 20% per year and expire seven years from the date of grant. Restricted shares granted to employees generally vest 33% per year for three years and restricted shares granted to non-employee directors generally vest at 20% per year.

Stock-based compensation related to these grants was $0.4 million and $0.7 million in the three and six months ended June 30, 2007, respectively and the income tax benefit recognized in the consolidated statement of operations for stock-based compensation was $0.1 million and $0.2 million for the three and six months ended June 30, 2007, respectively. There were no stock options issued or stock-based compensation expense recorded in the three or six months ended June 30, 2006.

As of June 30, 2007, the total non-vested stock-based compensation expense relating to the stock options and restricted stock was approximately $4.7 million and the Company expects to record an additional $0.8 million as compensation expense for the remainder of 2007. The remaining weighted average vesting period for the stock options is 3.89 years and for the restricted shares is approximately 3.09 years at June 30, 2007.

Stock Options

A summary of all option activity for the six months ended June 30, 2007 was as follows:

	2006 Plan
	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands) (1)
Options outstanding at January 1, 2007	1,241,750	$14.30
Options granted	10,500	15.81
Options exercised	—	—
Options forfeited	(18,500)	14.30

Options outstanding at June 30, 2007	1,233,750	$14.31	6.51	$1,377

Expected to vest at June 30, 2007	1,217,441	$14.31	6.51	$1,357

Options exercisable at June 30, 2007	—	$—	—	$—

(1)	The aggregate intrinsic value was calculated using the difference between the market price of Carrols Restaurant Group’s common stock at June 30 and the grant price for only those awards that have a grant price that is less than the market price of the Carrols Restaurant Group’s common stock at June 30.

Restricted Shares

The restricted stock activity for the six months ended June 30, 2007 was as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2007	75,800	$13.00
Shares granted	1,000	$16.00
Shares vested	(200)	$13.00
Shares forfeited	(3,500)	$13.00

Nonvested at June 30, 2007	73,100	$13.04

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

For the three and six months ended June 30, 2007 and 2006, the Company recorded impairment losses on long-lived assets for its segments as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Burger King	$14	$—	$14	$224
Taco Cabana	55	20	55	20

	$69	$20	$69	$244

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

	Pollo Tropical	Taco Cabana	Burger King	Total
Goodwill at June 30, 2007 and December 31, 2006	$56,307	$67,177	$1,450	$124,934

Burger King Franchise Rights. Amounts allocated to franchise rights for each Burger King acquisition are amortized using the straight-line method over the average remaining term of the acquired franchise agreements at January 1, 2002 plus one twenty-year renewal period. The Company assesses the potential impairment of franchise rights whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If an indicator of impairment exists, an estimate of the aggregate undiscounted future cash flows from the acquired restaurants is compared to the respective carrying value of franchise rights for each Burger King acquisition. If an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value. There were no impairment charges against franchise rights for the three and six months ended June 30, 2007 and 2006.

Amortization expense related to Burger King franchise rights was $804 and $873 for the three months ended June 30, 2007 and 2006, respectively. Amortization expense related to Burger King franchise rights was $1,608 for in each of the six months ended June 30, 2007 and 2006. The estimated amortization expense for the year ending December 31, 2007 and for each of the five succeeding years is $3,216.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(in thousands of dollars, except share amounts)

Intangible Assets. The Company acquired four Taco Cabana restaurants from a franchisee in 2005. Under Emerging Issues Task Force Issue No. 04-1, “Accounting for Preexisting Relationships between the Parties to a Business Combination” (“EITF 04-1”), certain reacquired rights, including the right to the acquirer’s trade name, are required to be recognized as intangible assets apart from goodwill. The Company allocated $1.6 million of the purchase price to this intangible asset. The Company recorded amortization expense relating to the intangible asset of approximately $71 and $72 for the three months ended June 30, 2007 and 2006, respectively. Amortization for each of the six months ended June 30, 2007 and 2006 was $144. The Company expects the annual amortization expense for the year ending December 31, 2007 and for each of five years ending 2008 through 2012 to be $289, $211, $133, $125, $117 and $99, respectively.

	June 30, 2007		December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets	$1,610	$579	$1,610	$435

5. Long-term Debt

Long-term debt at June 30, 2007 and December 31, 2006 consisted of the following:

	June 30, 2007	December 31, 2006
Collateralized:
Senior Credit Facility-Term loan B facility	$—	$118,400
Senior Credit Facility-Term loan A facility	120,000
Unsecured:
9% Senior Subordinated Notes	180,000	180,000
Capital leases	1,392	1,509

	301,392	299,909
Less: current portion	(1,681)	(2,477)

	$299,711	$297,432

On March 9, 2007, the Company terminated its senior credit facility and entered into a new senior credit facility with a syndicate of lenders. The Company’s new senior credit facility totals approximately $185 million, consisting of $120 million principal amount of term loan A borrowings maturing on March 8, 2013 (or earlier on September 30, 2012 if the Company’s 9% Senior Subordinated Notes due 2013 are not refinanced by June 30, 2012) and a $65.0 million revolving facility (including a sub limit of up to $25.0 million for letters of credit and up to $5.0 million for swingline loans), maturing on March 8, 2012. The term loan A borrowings and an additional $4.3 million of revolver borrowings from this facility were used to repay all outstanding borrowings and other obligations under the Company’s prior senior credit facility and to pay certain fees and expenses incurred in connection with the new senior credit facility. The Company also recorded a $1.5 million loss on extinguishment of debt in the six months ended June 30, 2007 for the write-off of deferred financing costs related to the prior senior credit facility.

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

At June 30, 2007, $120.0 million principal amount of term loan borrowings were outstanding under the term loan A facility and no borrowings were outstanding under the revolving credit facility. After reserving $16.0 million for letters of credit guaranteed by the facility, $49.0 million was available for borrowings under the revolving credit facility at June 30, 2007. The Company was in compliance with the covenants under its new senior credit facility as of June 30, 2007.

On December 15, 2004, the Company issued $180 million of 9% Senior Subordinated Notes due 2013, which are referred to herein as the “senior subordinated notes.” Restrictive covenants under the senior subordinated notes include limitations with respect to the Carrols’ ability to issue additional debt, incur liens, sell or acquire assets or businesses, pay dividends and make certain investments. At both June 30, 2007 and December 31, 2006, $180.0 million principal amount of the senior subordinated notes was outstanding.

6. Income Taxes

The income tax provision for the three and six months ended June 30, 2007 and 2006 was comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Current	$2,872	$2,502	$3,764	$3,597
Deferred	(210)	(1,013)	(210)	(1,349)

	$2,662	$1,489	$3,554	$2,248

The provision for income taxes for the three and six months ended June 30, 2007 was derived using an estimated effective annual income tax rate for 2007 of 36.0% as well as the effect of any discrete tax items occurring in those periods. The tax provision for the three and six months ended June 30, 2007 includes a reduction of expense of $0.4 million related to the recognition of additional employment tax credits, $0.2 million of expense related to a New York state income tax audit assessment and $0.1 million of expense associated with changes in New York state tax legislation enacted in the second quarter of 2007. The net reduction of income tax expense of $0.1 million for these items was recorded in the second quarter.

The provision for income taxes for the three and six months ended June 30, 2006 was derived using an estimated effective annual income tax rate for 2006 of 33.5% as well as the effect of any discrete tax items occurring in those periods. There were no discrete tax items affecting the provision for income taxes in the three and six months ended June 30, 2006.

The Company adopted the provisions of Financial Standards Accounting Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”) and interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no material adjustment in its consolidated financial statements. As of the adoption date of January 1, 2007, the Company had $0.6 million of unrecognized tax benefits. At June 30, 2007, the Company had $0.5 million of unrecognized tax benefits, all of which would reduce the Company’s effective tax rate if recognized.

The Company recognized interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2007, the Company had approximately $0.1 million of accrued interest related to uncertain tax positions.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(in thousands of dollars, except share amounts)

The tax years 2003-2006 remain open to examination by the major taxing jurisdictions to which the Company is subject. It is not possible to reasonably estimate any possible change in the unrecognized tax benefits within the next twelve months.

On July 12, 2007, the Michigan Business Tax (the “MBT Act”) was signed into law, which provides a comprehensive restructuring of Michigan’s principal business taxes effective January 1, 2008. The MBT Act replaces the Michigan Single Business Tax that is scheduled to expire at the end of 2007. The Company is currently evaluating the impact of this law on our consolidated financial statements.

7. Other Liabilities, Long-Term

Other liabilities, long-term, at June 30, 2007 and December 31, 2006 consisted of the following:

	June 30, 2007	December 31, 2006
Unearned purchase discounts	$3,412	$4,526
Accrued occupancy costs	9,203	8,683
Accrued workers’ compensation costs	4,923	4,595
Other	6,576	5,658

	$24,114	$23,462

In 2001, management decided to close seven Taco Cabana restaurants in the Phoenix, Arizona market and discontinue restaurant development underway in that market. At June 30, 2007 and December 31, 2006, the Company had $0.6 million and $0.7 million in lease liability reserves, respectively, for the remaining locations that are included in accrued occupancy costs.

The following table presents the activity in the exit cost reserve for the six months ended June 30, 2007:

Six Months Ended June 30, 2007
Balance, beginning of period	$656
Payments	(63)

Balance, end of period	$593

8. Postretirement Benefits

The Company provides postretirement medical and life insurance benefits covering substantially all Burger King administrative and restaurant management salaried employees. A December 31 measurement date is used for postretirement benefits.

The following summarizes the components of net periodic benefit cost:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Components of net periodic benefit cost:
Service cost	$128	$118	$246	$236
Interest cost	110	83	203	166
Amortization of gains and losses	31	21	48	42
Amortization of unrecognized prior service cost	10	(7)	3	(14)

Net periodic postretirement benefit cost	$279	$215	$500	$430

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(in thousands of dollars, except share amounts)

During the three and six months ended June 30, 2007, the Company made contributions of $36 and $100 to its postretirement plan. The Company expects to make additional contributions during 2007. The Company expects to make additional contributions during 2007.

9. Lease Financing Obligations

The Company entered into sale-leaseback transactions in various years involving certain restaurant properties that did not qualify for sale-leaseback accounting and as a result, have been classified as financing transactions under SFAS No. 98, “Accounting for Leases” (“SFAS 98”). Under the financing method, the assets remain on the Company’s consolidated balance sheet and proceeds received by the Company from these transactions are recorded as a financing liability. Payments under these leases are applied as payments of imputed interest and deemed principal on the underlying financing obligations.

During the second quarter of 2007, the Company exercised its right of first refusal under the leases for five restaurant properties previously accounted for as lease financing obligations and purchased these properties from the lessor. As a result, the Company reduced its lease financing obligations by $4.4 million. The Company also recorded a gain of $0.2 million as a reduction of interest expense which represented the net amount by which the lease financing obligations exceeded the purchase price of the restaurant properties acquired.

During the second and third quarters of 2006, the Company refinanced 14 restaurant properties previously accounted for as lease financing obligations and amended lease agreements for 34 restaurant properties to eliminate or otherwise cure the provisions that precluded the original sale-leaseback accounting. As a result of these transactions in 2006, the Company reduced its lease financing obligations by $52.8 million, reduced its assets under lease financing obligations by $36.2 million and recorded deferred gains of $18.3 million which are being amortized as a reduction to rent expense over the remaining term of the underlying leases, which is generally 20 years .

As a result of these transactions, rent expense in the three and six months ended June 30, 2007 includes an additional $1.0 million and $2.0 million of expense, respectively, compared to the three and six months ended June 30, 2006. Also as a result of these transactions, the three and six months ended June 30, 2006 includes additional depreciation expense of $0.3 million and $0.6 million and additional interest expense of $1.3 million and $2.6 million as compared to the three and six months ended June 30, 2007. Interest expense associated with lease financing obligations, including settlement gains and losses, for the three months ended June 30, 2007 and 2006 was $1.3 million and $4.5 million, respectively and for the six months ended June 30, 2007 and 2006 was $2.8 million and $7.3 million, respectively.

10. Other Income

In the first quarter of 2007, the Company recorded a gain of $0.3 million related to sale of one of its Taco Cabana restaurant properties.

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

Three Months Ended	Pollo Tropical	Taco Cabana	Burger King	Other	Consolidated
June 30, 2007:
Total revenues	$42,747	$60,774	$96,928	$—	$200,449
Cost of sales	14,149	17,975	25,515	—	57,639
Restaurant wages and related expenses	10,634	17,394	30,495	39	58,562
General and administrative expenses (1)	2,546	2,728	7,715	315	13,304
Depreciation and amortization	1,669	2,121	3,758	339	7,887
Segment EBITDA	7,255	8,024	8,393
Capital expenditures, including acquisitions	6,810	5,387	3,347	1,302	16,846

June 30, 2006:
Total revenues	$38,478	$58,681	$93,422	$—	$190,581
Cost of sales	12,367	17,015	24,004	—	53,386
Restaurant wages and related expenses	9,530	16,506	29,262	—	55,298
General and administrative expenses (1)	2,080	2,901	6,995	—	11,976
Depreciation and amortization	1,418	2,033	4,676	336	8,463
Segment EBITDA	7,670	8,121	10,282
Capital expenditures, including acquisitions	3,720	3,594	2,165	525	10,004

Six Months Ended
June 30, 2007:
Total revenues	$84,286	$118,968	$185,398	$—	$388,652
Cost of sales	27,541	34,953	47,702	—	110,196
Restaurant wages and related expenses	20,965	33,874	59,595	76	114,510
General and administrative expenses (1)	5,033	5,601	15,181	633	26,448
Depreciation and amortization	3,164	4,174	7,601	639	15,578
Segment EBITDA	14,089	15,375	14,219
Capital expenditures, including acquisitions	13,240	8,043	4,951	1,493	27,727

June 30, 2006:
Total revenues	$77,064	$113,921	$182,139	$—	$373,124
Cost of sales	24,973	33,025	47,301	—	105,299
Restaurant wages and related expenses	18,973	32,235	57,752	—	108,960
General and administrative expenses (1)	4,263	5,857	14,228	—	24,348
Depreciation and amortization	2,782	4,063	9,276	659	16,780
Segment EBITDA	15,306	15,815	17,168
Capital expenditures, including acquisitions	8,003	6,838	4,279	1,002	20,122

Identifiable Assets:
At June 30, 2007	$57,470	$74,579	$152,398	$174,505	$458,952
At December 31, 2006	46,617	71,601	155,272	179,369	452,859

(1)	For the Pollo Tropical and Taco Cabana segments, such amounts include general and administrative expenses related directly to each segment. For the Burger King segment such amounts include general and administrative expenses related directly to the Burger King segment as well as expenses associated with administrative support to all of the Company’s segments including executive management, information systems and certain accounting, legal and other administrative functions.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(in thousands of dollars, except share amounts)

A reconciliation of segment EBITDA to consolidated net income is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Segment EBITDA:
Pollo Tropical	$7,255	$7,670	$14,089	$15,306
Taco Cabana	8,024	8,121	15,375	15,815
Burger King	8,393	10,282	14,219	17,168

Subtotal	23,672	26,073	43,683	48,289

Less:
Depreciation and amortization	7,887	8,463	15,578	16,780
Impairment losses	69	20	69	244
Interest expense	7,601	13,011	15,957	24,400
Loss on extinguishment of debt	—	—	1,485	—
Provision for income taxes	2,662	1,489	3,554	2,248
Stock-based compensation expense	354	—	709	—
Other income	—	—	(347)	—

Net income	$5,099	$3,090	$6,678	$4,617

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for the Company’s fiscal year beginning January 1, 2008. The Company is currently evaluating the impact the adoption of SFAS 159 will have on its consolidated financial statements.

In May 2007, the FASB issued FASB Staff Position No. FIN 48-1, Definition of Settlement in FASB Interpretation No. 48 (“the FSP”). The FSP provides guidance about how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. Under the FSP, a tax position could be effectively settled if a taxing authority has completed all of its required or expected examination procedures, if the entity does not intend to appeal or litigate the result and it is remote that the taxing authority would examine or re-examine the tax position. Application of the FSP shall be upon the initial adoption date of FIN 48. The FSP did not have a material impact on the Company’s consolidated financial statements.

14. Guarantor Financial Statements

The Company’s obligations under the senior subordinated notes are jointly and severally guaranteed in full on an unsecured senior subordinated basis by certain of the Company’s subsidiaries (“Guarantor Subsidiaries”), all of which are directly or indirectly wholly-owned by the Company. These subsidiaries are:

Cabana Beverages, Inc.

Cabana Bevco LLC

Carrols Realty Holdings

Carrols Realty I Corp.

Carrols Realty II Corp.

Carrols J.G. Corp.

Quanta Advertising Corp.

Pollo Franchise, Inc.

Pollo Operations, Inc.

Taco Cabana, Inc.

TP Acquisition Corp.

TC Bevco LLC

T.C. Management, Inc.

TC Lease Holdings III, V and VI, Inc.

Get Real, Inc.

Texas Taco Cabana, L.P.

TPAQ Holding Corporation

The following supplemental financial information sets forth on a consolidating basis, balance sheets as of June 30, 2007 and December 31, 2006 for the Parent Company Only, Guarantor Subsidiaries and for the Company and the related statements of operations and cash flows for the three and six months ended June 30, 2007 and 2006.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(in thousands of dollars, except share amounts)

For certain of the Company’s sale-leaseback transactions, the Parent Company has guaranteed on an unsecured basis the rental payments of its subsidiaries. In accordance with Emerging Issues Task Force Issue No. 90-14, “Unsecured Guarantee by Parent of Subsidiary’s Lease Payments in a Sale-Leaseback Transaction,” the Company has included in the following guarantor financial statements amounts pertaining to these leases as if they were accounted for as financing transactions of the Guarantor Subsidiaries. These adjustments are eliminated in consolidation.

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

CONSOLIDATING BALANCE SHEET

June 30, 2007

(In thousands of dollars)

(Unaudited)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$558	$1,966	$—	$2,524
Trade and other receivables	1,187	3,186	—	4,373
Inventories	2,847	1,749	—	4,596
Prepaid rent	1,654	1,996	—	3,650
Prepaid expenses and other current assets	2,414	3,999	—	6,413
Deferred income taxes	2,653	1,886	—	4,539

Total current assets	11,313	14,782	—	26,095

Property and equipment, net	62,911	185,910	(52,519)	196,302
Franchise rights, net	81,660	—	—	81,660
Goodwill	1,450	123,484	—	124,934
Intangible assets, net	—	1,031	—	1,031
Franchise fees, net	5,733	—	—	5,733
Intercompany receivable (payable)	157,837	(158,727)	890	—
Investment in subsidiaries	38,279		(38,279)	—
Deferred income taxes	5,423	7,183	(1,261)	11,345
Other assets	7,876	5,637	(1,661)	11,852

Total assets	$372,482	$179,300	$(92,830)	$458,952

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$1,592	$89	$—	$1,681
Accounts payable	9,869	11,087	—	20,956
Accrued interest	7,528	—	—	7,528
Accrued payroll, related taxes and benefits	9,372	7,042	—	16,414
Accrued income taxes payable	1,152	—		1,152
Accrued real estate taxes	720	2,632	—	3,352
Other liabilities	7,270	3,536	—	10,806

Total current liabilities	37,503	24,386	—	61,889

Long-term debt, net of current portion	298,654	1,057	—	299,711
Lease financing obligations	14,878	105,181	(65,801)	54,258
Deferred income—sale-leaseback of real estate	16,878	5,466	8,251	30,595
Accrued postretirement benefits	6,754	—	—	6,754
Other liabilities	16,184	7,563	367	24,114

Total liabilities	390,851	143,653	(57,183)	477,321

Commitments and contingencies	—	—	—	—

Stockholder’s equity (deficit)	(18,369)	35,647	(35,647)	(18,369)

Total liabilities and stockholder’s equity (deficit)	$372,482	$179,300	$(92,830)	$458,952

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

CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended June 30, 2007

(In thousands of dollars)

(Unaudited)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
Revenues:
Restaurant sales	$96,928	$103,189	$—	$200,117
Franchise royalty revenues and fees	—	332	—	332

Total revenues	96,928	103,521	—	200,449

Costs and expenses:
Cost of sales	25,515	32,124	—	57,639
Restaurant wages and related expenses (including stock-based compensation expense of $39)	30,483	28,079	—	58,562
Restaurant rent expense	5,914	3,685	1,308	10,907
Other restaurant operating expenses	14,337	13,933	—	28,270
Advertising expense	4,559	3,890	—	8,449
General and administrative (including stock based compensation expense of $315)	6,867	6,437	—	13,304
Depreciation and amortization	3,944	4,251	(308)	7,887
Impairment losses	14	55	—	69
Other income	—	—	—	—

Total operating expenses	91,633	92,454	1,000	185,087

Income from operations	5,295	11,067	(1,000)	15,362
Interest expense	6,540	2,515	(1,454)	7,601
Intercompany interest allocations	(4,556)	4,556	—	—

Income before income taxes	3,311	3,996	454	7,761
Provision for income taxes	1,095	1,389	178	2,662
Equity income from subsidiaries	2,883	—	(2,883)	—

Net income	$5,099	$2,607	$(2,607)	$5,099

CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended June 30, 2006

(In thousands of dollars)

(Unaudited)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
Revenues:
Restaurant sales	$93,422	$96,830	$—	$190,252
Franchise royalty revenues and fees	—	329	—	329

Total revenues	93,422	97,159	—	190,581

Costs and expenses:
Cost of sales	24,004	29,382	—	53,386
Restaurant wages and related expenses	29,262	26,036	—	55,298
Restaurant rent expense	5,163	3,270	726	9,159
Other restaurant operating expenses	13,736	13,705	—	27,441
Advertising expense	3,980	3,268	—	7,248
General and administrative	6,268	5,708	—	11,976
Depreciation and amortization	4,844	3,774	(155)	8,463
Impairment losses	—	20	—	20

Total operating expenses	87,257	85,163	571	172,991

Income from operations	6,165	11,996	(571)	17,590
Interest expense	10,693	3,123	(805)	13,011
Intercompany interest allocations	(4,556)	4,556	—	—

Income before income taxes	28	4,317	234	4,579
Provision for income taxes	11	1,490	(12)	1,489
Equity income from subsidiaries	3,073	—	(3,073)	—

Net income	$3,090	$2,827	$(2,827)	$3,090

CONSOLIDATING STATEMENT OF OPERATIONS

Six Months Ended June 30, 2007

(In thousands of dollars)

(Unaudited)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
Revenues:
Restaurant sales	$185,398	$202,585	$—	$387,983
Franchise royalty revenues and fees	—	669	—	669

Total revenues	185,398	203,254	—	388,652

Costs and expenses:
Cost of sales	47,702	62,494	—	110,196
Restaurant wages and related expenses (including stock-based compensation expense of $76)	59,620	54,890	—	114,510
Restaurant rent expense	11,781	7,209	2,596	21,586
Other restaurant operating expenses	28,310	27,644	—	55,954
Advertising expense	8,610	8,374	—	16,984
General and administrative (including stock based compensation expense of $633)	13,584	12,864	—	26,448
Depreciation and amortization	7,944	8,247	(613)	15,578
Impairment loss	14	55	—	69
Other income	—	(347)	—	(347)

Total operating expenses	177,565	181,430	1,983	360,978

Income from operations	7,833	21,824	(1,983)	27,674
Interest expense	13,817	5,027	(2,887)	15,957
Loss on extinguishment of debt	1,485	—	—	1,485
Intercompany interest allocations	(9,112)	9,112	—	—

Income before income taxes	1,643	7,685	904	10,232
Provision for income taxes	507	2,760	287	3,554
Equity income from subsidiaries	5,542	—	(5,542)	—

Net income	$6,678	$4,925	$(4,925)	$6,678

CONSOLIDATING STATEMENT OF OPERATIONS

Six Months Ended June 30, 2006

(In thousands of dollars)

(Unaudited)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
Revenues:
Restaurant sales	$182,139	$190,326	$—	$372,465
Franchise royalty revenues and fees	—	659	—	659

Total revenues	182,139	190,985	—	373,124

Costs and expenses:
Cost of sales	47,301	57,998	—	105,299
Restaurant wages and related expenses	57,752	51,208	—	108,960
Restaurant rent expense	10,548	6,299	1,332	18,179
Other restaurant operating expenses	27,483	26,406	—	53,889
Advertising expense	7,659	6,501	—	14,160
General and administrative	12,759	11,589	—	24,348
Depreciation and amortization	9,605	7,459	(284)	16,780
Impairment losses	224	20	—	244

Total operating expenses	173,331	167,480	1,048	341,859

Income from operations	8,808	23,505	(1,048)	31,265
Interest expense	20,397	5,488	(1,485)	24,400
Intercompany interest allocations	(9,112)	9,112	—	—

Income before income taxes	(2,477)	8,905	437	6,865
Provision for income taxes	(976)	3,129	95	2,248
Equity income from subsidiaries	6,118	—	(6,118)	—

Net income	$4,617	$5,776	$(5,776)	$4,617

CONSOLIDATING STATEMENT OF CASH FLOWS

Six Months Ended June 30, 2007

(In thousands of dollars)

(Unaudited)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
Cash flows provided from operating activities:
Net income	$6,678	$4,925	$(4,925)	$6,678
Adjustments to reconcile net income to net cash provided from operating activities:
Gain on disposals of property and equipment	133	(24)	—	109
Stock-based compensation expense	530	179	—	709
Depreciation and amortization	7,944	8,247	(613)	15,578
Amortization of deferred financing costs	608	104	(74)	638
Amortization of unearned purchase discounts	(1,078)	—	—	(1,078)
Amortization of deferred gains from sale-leaseback transactions	(593)	(127)	(249)	(969)
Impairment losses	14	55	—	69
Gain on settlements of lease financing obligations	(163)	—	—	(163)
Accretion of interest on lease financing obligations	33	229	—	262
Deferred income taxes	(210)	(323)	323	(210)
Loss on extinguishment of debt	1,485	—	—	1,485
Changes in other operating assets and liabilities	(5,561)	6,502	5,538	6,479

Net cash provided from operating activities	9,820	19,767	—	29,587

Cash flows used for investing activities:
Capital expenditures:
New restaurant development	(911)	(17,809)	—	(18,720)
Restaurant remodeling	(2,160)	(1,084)	—	(3,244)
Other restaurant capital expenditures	(1,880)	(2,390)	—	(4,270)
Corporate and restaurant information systems	(1,386)	(107)	—	(1,493)

Total capital expenditures	(6,337)	(21,390)	—	(27,727)
Properties purchased for sale-leaseback	—	(2,461)	—	(2,461)
Proceeds from sale-leaseback transactions	—	661	1,812	2,473
Proceeds from sales of other properties	—	979	—	979

Net cash used for investing activities	(6,337)	(22,211)	1,812	(26,736)

Cash flows provided from (used for) financing activities:
Repayment of term loans under prior credit facility	(118,400)	—	—	(118,400)
Borrowings on revolving credit facility	11,600	—	—	11,600
Repayments on revolving credit facility	(11,600)	—	—	(11,600)
Proceeds from new senior credit facility	120,000	—	—	120,000
Principal payments on capital leases	(46)	(159)	—	(205)
Expenses from initial public offering	(21)	—	—	(21)
Financing costs associated with issuance of debt	(1,228)	(13)	13	(1,228)
Proceeds from lease financing obligations	—	1,825	(1,825)	—
Settlement of lease financing obligations	(4,412)	—	—	(4,412)

Net cash provided from (used for) financing activities	(4,107)	1,653	(1,812)	(4,266)

Net decrease in cash and cash equivalents	(624)	(791)	—	(1,415)
Cash and cash equivalents, beginning of period	1,182	2,757	—	3,939

Cash and cash equivalents, end of period	$558	$1,966	$—	$2,524

CONSOLIDATING STATEMENT OF CASH FLOWS

Six Months Ended June 30, 2006

(In thousands of dollars)

(Unaudited)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
Cash flows provided from operating activities:
Net income	$4,617	$5,776	$(5,776)	$4,617
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	9,605	7,459	(284)	16,780
Amortization of deferred financing costs	690	122	(70)	742
Amortization of unearned purchase discounts	(1,077)	—	—	(1,077)
Amortization of deferred gains from sale-leaseback transactions	(156)	(86)	(96)	(338)
Impairment losses	224	20	—	244
Accretion of interest on lease financing obligations	(69)	247	(25)	153
Deferred income taxes	(791)	(713)	155	(1,349)
Gain on settlements of lease financing obligations, net	(308)	—	—	(308)
Changes in other operating assets and liabilities	3,649	(6,675)	6,096	3,070

Net cash provided from operating activities	16,384	6,150	—	22,534

Cash flows provided from (used for) investing activities:
Capital expenditures:
New restaurant development	(78)	(11,988)	—	(12,066)
Restaurant remodeling	(2,818)	(527)	—	(3,345)
Other restaurant capital expenditures	(1,383)	(2,326)	—	(3,709)
Corporate and restaurant information systems	(760)	(242)	—	(1,002)

Total capital expenditures	(5,039)	(15,083)	—	(20,122)
Properties purchased for sale-leaseback	—	(1,655)	—	(1,655)
Deposit on properties purchased for sale-leaseback	(1,616)	—	—	(1,616)
Proceeds from sales of other properties	9,347	10,801	5,970	26,118

Net cash provided from (used for) investing activities	2,692	(5,937)	5,970	2,725

Cash flows used for financing activities:
Scheduled principal payments on term loans	(1,100)	—	—	(1,100)
Principal payments on capital leases	(79)	(129)	—	(208)
Principal pre-payments on term loans	(17,000)	—	—	(17,000)
Settlement of lease financing obligations	(7,670)	(6,555)	—	(14,225)
Proceeds from lease financing obligations	—	6,330	(6,330)	—
Financing costs associated with issuance of debt and lease financing obligations	(4)	(360)	360	(4)

Net cash used for financing activities	(25,853)	(714)	(5,970)	(32,537)

Net decrease in cash and cash equivalents	(6,777)	(501)	—	(7,278)
Cash and cash equivalents, beginning of period	7,493	1,838	—	9,331

Cash and cash equivalents, end of period	$716	$1,337	$—	$2,053

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

We use a 52-53 week fiscal year ending on the Sunday closest to December 31. All references herein to the fiscal years ended December 31, 2006 and January 1, 2006 will be referred to as the fiscal years ended December 31, 2006 and 2005, respectively. Similarly, all references herein to the three and six months ended July 1, 2007 and July 2, 2006 will be referred to as the three and six months ended June 30, 2007 and June 30, 2006, respectively. The years ended December 31, 2006 and 2005 each contained 52 weeks and the three and six months ended June 30, 2007 and 2006 each contained thirteen and 26 weeks, respectively.

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

Executive Summary—an executive review of our performance for the three months ended June 30, 2007.

Liquidity and Capital Resources—an analysis of historical information regarding our sources of cash and capital expenditures, the existence and timing of commitments and contingencies, changes in capital resources and a discussion of cash flow items affecting liquidity.

Results of Operations—an analysis of our results of operations for the three and six months ended June 30, 2007 compared to the three and six months ended June 30, 2006.

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

Company Overview

We are one of the largest restaurant companies in the United States operating three restaurant brands in the quick-casual and quick-service restaurant segments with 548 restaurants located in 16 states as of June 30, 2007. We have been operating restaurants for more than 45 years. We own and operate two Hispanic restaurant brands, Pollo Tropical and Taco Cabana (together referred to by us as our Hispanic Brands), which we acquired in 1998 and 2000, respectively. We are also the largest Burger King franchisee, based on the number of restaurants, and have operated Burger King restaurants since 1976. As of June 30, 2007, our company-owned restaurants included 80 Pollo Tropical restaurants and 142 Taco Cabana restaurants, and we operated 326 Burger King restaurants under franchise agreements. We also franchise our Hispanic Brand restaurants with 30 franchised restaurants located in Puerto Rico, Ecuador and the United States as of June 30, 2007. We believe that the diversification and strength of our restaurant brands as well as the geographic dispersion of our restaurants provide us with stability and enhanced growth opportunities. Our primary growth strategy is to develop new company-owned Hispanic Brand restaurants. For the six months ended June 30, 2007 and 2006, we had total revenues of $388.7 million and $373.1 million, respectively, and net income of $6.7 million and $4.6 million, respectively.

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

•

Cost of sales consists of food, paper and beverage costs including packaging costs, less purchase discounts. Cost of sales is generally influenced by changes in commodity costs, the sales mix of items sold and the effectiveness of our restaurant-level controls to manage food and paper costs. For our Pollo Tropical and Taco Cabana restaurants, we have negotiated directly with local and national suppliers for the purchase of food, paper and beverage products and related supplies. Pollo Tropical and Taco Cabana restaurants’ commodities are ordered from approved suppliers and are shipped via distributors directly to our restaurants. Key commodities, including chicken and beef, for our Pollo Tropical and Taco Cabana restaurants are generally purchased under annual contracts. For our Burger King restaurants we are a member of a national purchasing cooperative, Restaurant Services, Inc., a non-profit independent cooperative that serves as the purchasing agent for the commodities for the Burger King franchise system and contracts with various distributors to receive and ship orders directly to our restaurants.

•

Restaurant wages and related expenses include all restaurant management and hourly productive labor costs, employer payroll taxes, restaurant-level bonuses and related benefits. Payroll and related benefits are subject to inflation, including minimum wage increases and increased costs for health insurance and workers’ compensation insurance. A significant number of our hourly staff is paid at rates consistent with the applicable Federal or state minimum wage and, accordingly, increases in minimum wage rates will increase our labor costs. We are insured for workers’ compensation, general liability and medical insurance claims under policies where we pay all claims, subject to annual stop-loss limitations both for individual claims and claims in the aggregate.

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

•

Advertising expense includes all promotional expenses including television, radio, billboards and other media. Pollo Tropical and Taco Cabana utilize an integrated, multi-level marketing approach that includes periodic chain-wide promotions, direct mail, in-store promotions, local store marketing and other strategies, including the use of radio and television advertising in their major markets. For our Burger King restaurants we are generally required to contribute 4% of restaurant sales to an advertising fund utilized by the Burger King franchise system for its advertising, promotional programs and public relations activities. We also supplement from time to time, on a discretionary basis, BKC’s advertising and promotional activities with our own local advertising and promotions which may include the purchase of additional media or other forms of advertising.

•

General and administrative expenses are comprised primarily of (1) salaries and expenses associated with corporate and administrative functions that support the development and operations of our restaurants, (2) legal and professional fees, including external auditing and related costs, and (3) stock-based compensation expense.

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

•

Depreciation and amortization primarily includes the depreciation of fixed assets, including equipment and leasehold improvements utilized in our restaurants, depreciation of assets under lease financing obligations and the amortization of Burger King franchise rights and franchise fees.

•

Interest expense consists primarily of interest expense associated with the our 9% Senior Subordinated Notes due 2013 (“the Notes”), borrowings under our senior credit facility, amortization of deferred financing costs and imputed interest expense on certain leases entered into in connection with sale-leaseback transactions which are accounted for as lease financing obligations. Interest expense also includes any gains and losses from the settlement of lease financing obligations.

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

Issuance of Stock Options and Restricted Shares

In connection with the IPO, we granted options to purchase 1,241,750 shares of our common stock and issued 75,800 shares of restricted stock under our 2006 Stock Incentive Plan to certain of our employees and directors in December 2006. In the three and six months ended June 30, 2007, stock-based compensation expense was $0.4 million and $0.7 million, respectively. During the second quarter of 2007 we granted options to purchase 10,500 shares of our common stock to certain of our directors. The total stock-based compensation expense relating to the above options and restricted shares is approximately $5.4 million and we will record total compensation expense of approximately $1.5 million in 2007 and additional compensation expense over the next four fiscal years. In addition, we will likely incur additional stock-based compensation expense in future periods for any additional stock option and restricted share grants we make.

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

Future Burger King Restaurant Closures

We evaluate the performance of our Burger King restaurants on an ongoing basis. Such evaluation depends on many factors, including our assessment of the anticipated future operating results of the restaurant, the cost of required capital improvements that we would need to commit for such restaurants and the location of the restaurant in its current market. If we determine that a Burger King restaurant is underperforming, we may elect to close such restaurant. We closed eight Burger King restaurants in 2006 and two Burger King restaurant in the first six months of 2007. Excluding any Burger King restaurants which we may relocate under a new franchise agreement in the same market area, we currently anticipate that we will likely elect to close one additional Burger King restaurant in 2007. Based on the operating results of such closed restaurants, we believe that the future impact on our consolidated results of operations as a result of such restaurant closures will not be material, although there can be no assurance in this regard. Our determination of whether to close such restaurants is subject to further evaluation and may change. We may also elect to close additional Burger King restaurants in the future.

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

Beginning in the third quarter of 2006 and for the six months ended June 30, 2007, the effect of the recharacterization of all of the transactions described above as qualified sales under SFAS 98 and the payments associated with the related operating leases as restaurant rent expense, rather than as payments of interest and principal associated with lease financing obligations, has been to reduce interest expense, reduce depreciation expense and increase restaurant rent expense.

Executive Summary – Operating Performance for the Three Months Ended June 30, 2007

In the first six months of 2007, we have opened four new Pollo Tropical restaurants and two new Taco Cabana restaurants and closed two Burger King restaurants and three Taco Cabana restaurants.

Total revenues in the second quarter of 2007 increased 5.2% to $200.4 million from $190.6 million in the second quarter of 2006. Revenues from our Hispanic Brand restaurants increased 6.5% to $103.5 million in the second quarter of 2007 from $97.2 million in the first quarter of 2006 and revenues from our Burger King restaurants increased 3.8% to $96.9 million in the second quarter of 2007 from $93.4 million in the second quarter of 2006.

Pollo Tropical revenues increased 11.1% to $42.7 million during the second quarter of 2007 from $38.5 million in the second quarter of 2006 due primarily to the opening of eleven new Pollo Tropical restaurants since the beginning of the second quarter of 2006 and a comparable restaurant sales increase at our Pollo Tropical restaurants of 1.2% in the second quarter of 2007.

Taco Cabana revenues increased 3.6% to $60.8 million during the second quarter of 2007 from $58.7 million in the second quarter of 2006 due to the opening of ten new Taco Cabana restaurants since the beginning of the second quarter of 2006. Comparable restaurant sales at Taco Cabana decreased 0.5% in the second quarter of 2007 due primarily to unfavorable weather conditions in April and pressures on consumer spending in Texas.

Total restaurant sales at our Burger King restaurants increased $3.5 million in the second quarter of 2007 due to a comparable restaurant sales increase of 5.3% driven primarily from a 3.6% increase in customer traffic, offset in part from the closure of eight Burger King restaurants since the beginning of the second quarter of 2006.

Restaurant operating margins were negatively impacted in the second quarter of 2007 by higher food costs which increased .7%, as a percentage of total restaurant sales, when compared to the second quarter of 2006. This was primarily a result of higher beef costs at our Burger King and Taco Cabana restaurants and lower margins on new menu items introduced in 2007 at our Pollo Tropical restaurants.

Advertising expenditures increased .4%, as a percentage of total restaurant sales, in the second quarter of 2007 due to the timing of expenditures at our Pollo Tropical restaurants and due to increased promotional activities in certain of our Burger King markets.

General and administrative expenses were $13.3 million in the second quarter of 2007, or 6.6% of restaurant sales, compared to $12.0 million, or 6.3% of total restaurant sales, in the second quarter of 2006 mostly due to higher costs associated with being a public entity and stock compensation expense of $0.3 million.

During the second and third quarters of 2006, we refinanced 14 leases and amended 34 other leases previously accounted for as lease financing obligations on our balance sheet, and recorded the underlying sale-leaseback transactions as sales. As a result, we reduced our lease financing obligations by $52.8 million in 2006 and accounted for the leases as operating leases. In the second quarter of 2007 as compared to the second quarter of 2006, these transactions resulted in an increase in rent expense of $1.0 million, and corresponding reductions in depreciation and interest expense of $0.3 million and $1.3 million, respectively, in the second quarter of 2007 compared to the second quarter of 2006. We also recorded a loss of $2.0 million, included in interest expense in the second quarter of 2006, representing the amount by which the purchase price for the restaurant properties exceeded the lease financing obligations recorded for those leases at the time of the purchase.

Interest expense decreased $5.4 million to $7.6 million in the second quarter of 2007 from $13.0 million in the second quarter of 2006 primarily due to the reductions in lease financing obligations and the loss of $2.0 million recorded in interest in the second quarter of 2006 described above. Interest in the second quarter of 2007 was also lower due to lower average outstanding debt balances from the prepayments of borrowings under our prior senior credit facility throughout 2006, including the repayment of $68.0 million in term loan borrowings from the proceeds of our IPO in December 2006. In addition, our operating subsidiary, Carrols, completed the refinancing of its senior credit facility the first quarter of 2007. As a result of the refinancing LIBOR margins on our senior secured borrowings were lowered by approximately 1%.

Net income was $5.1 million in the second quarter of 2007 compared to $3.1 million in the second quarter of 2006.

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

Operating activities. Net cash provided from operating activities for the six months ended June 30, 2007 was $29.6 million due primarily to net income of $6.7 million and depreciation and amortization expense of $15.6 million. In the first quarter of 2007 we also recorded a non-cash pretax loss of $1.5 million on early extinguishment of debt from the write-off of previously deferred financing costs related to our prior senior credit facility. Net cash provided from operating activities for the six months ended June 30, 2006 was $22.5 million due primarily to net income of $4.6 million and depreciation and amortization expense of $16.8 million.

Our income tax payments included in operating activities in 2006 were reduced due to the utilization of tax credit carryforwards. For tax years beginning in 2007, we have available Federal alternative minimum tax credit carryforwards of $1.0 million.

Investing activities including capital expenditures and qualified sale-leaseback transactions. Net cash used for investing activities was $26.7 million for the six months ended June 30, 2007. Net cash provided from investing activities was $2.7 million for the six months ended June 30, 2006. Capital expenditures represent a major investment of cash for us and for the six months ended June 30, 2007 and 2006 were $27.7 million and $20.1 million, respectively. Our capital expenditures for the six months ended June 30, 2007 and 2006 included expenditures for the development of new Pollo Tropical and Taco Cabana restaurants of $17.8 million and $12.0 million, respectively.

In the first six months of 2007, we sold two restaurant properties in sale-leaseback transactions for net proceeds of $2.5 million. In the first six months of 2006, we sold 18 restaurant properties in sale-leaseback transactions for net proceeds of $26.1 million. In the first six months of 2007 we also sold one Taco Cabana property for net proceeds of $1.0 million. The net proceeds from these sales were used to reduce outstanding borrowings under our senior credit facility. We also had expenditures related to the purchase of restaurant properties to be sold in sale-leaseback transactions of $2.5 million and $1.7 million in the six months ended June 30, 2007 and 2006, respectively.

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

The following table sets forth our capital expenditures for the periods presented (in thousands):

	Pollo Tropical	Taco Cabana	Burger King	Other	Consolidated
Six months ended June, 2007:
New restaurant development	$11,335	$6,474	$911	$—	$18,720
Restaurant remodeling	1,084	—	2,160	—	3,244
Other restaurant capital expenditures (1)	821	1,569	1,880	—	4,270
Corporate and restaurant information systems	—	—	—	1,493	1,493

Total capital expenditures	$13,240	$8,043	$4,951	$1,493	$27,727

Number of new restaurant openings	4	2	—		6

Six months ended June 30, 2006:
New restaurant development	$6,464	$5,524	$78	$—	$12,066
Restaurant remodeling	457	70	2,818	—	3,345
Other restaurant capital expenditures (1)	1,082	1,244	1,383	—	3,709
Corporate and restaurant information systems	—	—	—	1,002	1,002

Total capital expenditures	$8,003	$6,838	$4,279	$1,002	$20,122

Number of new restaurant openings	2	4	—		6

1)	Excludes restaurant repair and maintenance expenses included in other restaurant operating expenses in our consolidated financial statements. For the six months ended June 30, 2007 and 2006, total restaurant repair and maintenance expenses were approximately $9.1 million and $8.7 million, respectively.

In 2007, we anticipate that total capital expenditures will range from $64 million to $68 million, although the actual amount of capital expenditures may differ from these estimates. These capital expenditures are expected to include approximately $41 million to $45 million for the development of new restaurants and purchase of related real estate. In 2007, we currently anticipate that we will open a total of seven to nine new Pollo Tropical restaurants, of which four were opened as of June 30, 2007, nine to eleven new Taco Cabana restaurants, of which two were opened as of June 30, 2007, and two to four new Burger King restaurants representing existing units to be relocated of which none have been opened as of June 30, 2007. Capital expenditures in 2007 also are expected to include expenditures of approximately $19 million for the ongoing reinvestment in our three restaurant concepts for remodeling costs and capital maintenance expenditures, and approximately $4 million in other capital expenditures, including capital expenditures related to the replacement and upgrade of our point-of-sale restaurant systems.

Financing activities. Net cash used for financing activities for the first six months of 2007 and 2006 was $4.3 million and $32.5 million, respectively. During the six months ended June 30, 2007 we acquired five properties whose leases were previously accounted for as lease financing obligations and settled lease financing obligations of $4.4 million. On March 9, 2007, Carrols entered into a new senior credit facility and terminated its prior senior credit facility. Term loan A borrowings of $120.0 million and an additional $4.3 million of revolver borrowings under the new senior credit facility were used to repay all outstanding borrowings under the prior senior credit facility and to also pay certain fees and expenses incurred in connection with the new senior credit facility. We incurred $1.2 million of financing costs related to the new senior credit facility that were deferred.

In the first six months of 2006, we made total principal payments on borrowings under our prior senior credit facility of $18.1 million which included voluntary principal repayments of $17.0 million. We also made payments of $16.2 million, which were comprised of $14.2 million to settle lease financing obligations and $2.0 million of interest, in connection with acquiring thirteen leased properties previously accounted for as lease financing obligations.

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

In general, obligations under the new senior credit facility are guaranteed by us and all of Carrols’ material subsidiaries and are collateralized by a pledge of Carrols’ common stock and the stock of each of Carrols’ material subsidiaries. The new senior credit facility contains certain covenants, including, without limitation, those limiting our ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of our business, engage in transactions with related parties, make certain investments or pay dividends. In addition, we are required to meet certain financial ratios, including fixed charge coverage, senior leverage, and total leverage ratios (all as defined under the new senior credit facility). Carrols was in compliance as of June 30, 2007 and for the period from March 9, 2007 to June 30, 2007 with the covenants in the new senior credit facility.

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

The Notes are unsecured and guaranteed by Carrols’ material subsidiaries. Restrictive covenants under the Notes include limitations with respect to, among other things, Carrols and its material subsidiaries’ ability to incur additional debt, incur liens, sell or acquire assets or businesses, pay dividends and make certain investments. Carrols was in compliance as of and for the six months ended June 30, 2007 with the restrictive covenants in the indenture governing the Notes.

Indebtedness. At June 30, 2007, we had total debt outstanding of $355.7 million, comprised of $180.0 million of Notes, term loan borrowings of $120.0 million under the new senior credit facility, lease financing obligations of $54.3 million and capital lease obligations of $1.4 million. After reserving $16.0 million for letters of credit guaranteed by our senior credit facility, $49.0 million was available for borrowings under the revolving credit facility at June 30, 2007.

Contractual Obligations.

A table of our contractual obligations as of December 31, 2006 was included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. Other than the change in timing of principal payments under our new senior credit facility discussed above, which does not have a principal payment due until 2008 under the Term loan A facility, there have been no significant changes to our contractual obligations during the six months ended June 30, 2007.

Results of Operations

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

The following table sets forth, for the three months ended June 30, 2007 and 2006, selected operating results as a percentage of consolidated restaurant sales:

	2007	2006
Restaurant sales:
Pollo Tropical	21.2%	20.1%
Taco Cabana	30.3%	30.8%
Burger King	48.5%	49.1%

Total restaurant sales	100.0%	100.0%

Costs and expenses:
Cost of sales	28.8%	28.1%
Restaurant wages and related expenses	29.3%	29.1%
Restaurant rent expense	5.5%	4.8%
Other restaurant operating expenses	14.1%	14.4%
Advertising expense	4.2%	3.8%
General and administrative (including stock-based compensation expense)	6.6%	6.3%

Since April 1, 2006 through June 30, 2007 we have opened eleven new Pollo Tropical restaurants and ten new Taco Cabana restaurants. During the same period we closed eight Burger King restaurants, four Taco Cabana restaurants and one Pollo Tropical restaurant.

Restaurant Sales. Total restaurant sales for the second quarter of 2007 increased $9.9 million, or 5.2%, to $200.1 million from $190.3 million in the second quarter of 2006 due to sales increases at our Hispanic Brand restaurants of $6.4 million, or 6.6% and a sales increase of 5.3% at our comparable Burger King restaurants. Restaurant sales at our Hispanic Brand restaurants were $103.2 million in the second quarter of 2007.

Pollo Tropical restaurant sales increased $4.3 million, or 11.2%, to $42.5 million in the second quarter of 2007 due primarily to the opening of eleven new Pollo Tropical restaurants since the beginning of the second quarter of 2006, which contributed $4.3 million in additional sales in the second quarter of 2007 compared to the second quarter of 2006. Sales increased 1.2% at our comparable Pollo Tropical restaurants in the second quarter of 2007.

Taco Cabana restaurant sales increased $2.1 million, or 3.6%, to $60.7 million in the second quarter of 2007 due primarily to the opening of ten new Taco Cabana restaurants since the beginning of the second quarter of 2006 which contributed $3.4 million of additional sales in the second quarter of 2007 compared to the second quarter of 2006. This increase was partially offset by a decrease in comparable restaurant sales at our existing Taco Cabana restaurants of 0.5% in the second quarter of 2007, due primarily to unfavorable weather conditions, and the closure of four Taco Cabana restaurants since the beginning of the second quarter of 2006.

Burger King restaurant sales increased $3.5 million to $96.9 million in the second quarter of 2007 due to a comparable restaurant sales increase of 5.3% at our Burger King restaurants in the second quarter of 2007 driven in part by a 3.6% increase in customer traffic. This increase was offset in part from the closure of eight Burger King restaurants since the beginning of the second quarter of 2006.

Operating Costs and Expenses. Cost of sales (food and paper costs), as a percentage of total restaurant sales, increased to 28.8% in the second quarter of 2007 from 28.1% in the second quarter of 2006. Pollo Tropical cost of sales, as a percentage of Pollo Tropical restaurant sales, increased to 33.3% in the second quarter of 2007 from 32.4% in the second quarter of 2006 due primarily to lower margins on new menu items introduced in the second quarter of 2007 (0.9% of Pollo Tropical sales in the second quarter of 2007). Higher commodity prices pertaining to our Pollo Tropical restaurants in the second quarter of 2007 were offset by the effect of menu price increases made in the last twelve months. Taco Cabana cost of sales, as a percentage of Taco Cabana restaurant sales, increased to 29.6% in the second quarter of 2007 from 29.0% in the second quarter of 2006 due to higher commodity prices including higher beef and cheese prices (1.2% of Taco Cabana sales in the second quarter of 2007) partially offset by higher margins on menu item promotions in the second quarter of 2007 (0.5 % of Taco Cabana sales). Burger King cost of sales, as a percentage of Burger King restaurant sales, increased to 26.3% in the second quarter of 2007 from 25.7% in the second quarter of 2006 due to higher beef commodity prices (0.4% of Burger King sales in the second quarter of 2007) and higher paper costs (0.2% of Burger King sales). Other commodity price increases pertaining to our Burger Pollo Tropical restaurants in the second quarter of 2007 were offset by the effect of menu price increases made during the last twelve months (1.0% of Burger King sales).

Restaurant wages and related expenses, as a percentage of total restaurant sales, increased to 29.3% in the second quarter of 2007 from 29.1% in the second quarter of 2006. Pollo Tropical restaurant wages and related expenses, as a percentage of Pollo Tropical restaurant sales, increased slightly to 25.0% in the second quarter of 2007 from 24.9% in the second quarter of 2006. The effect of increases in restaurant hourly labor rates in response to labor market conditions in Florida including an increase in the Florida minimum wage rate were substantially offset by the effect of menu price increases. Taco Cabana restaurant wages and related expenses, as a percentage of Taco Cabana restaurant sales, increased to 28.7% in the second quarter of 2007 from 28.2% in the second quarter of 2006 due primarily to the effect of lower sales volumes on fixed labor costs. Burger King restaurant wages and related expenses, as a percentage of Burger King restaurant sales, increased to 31.5% in the second quarter of 2007 from 31.3% in the second quarter of 2006 due primarily to higher medical insurance claim costs.

Restaurant rent expense, as a percentage of total restaurant sales, increased to 5.5% in the second quarter of 2007 from 4.8% in the second quarter of 2006 due primarily to the recharacterization of leases late in the second quarter of 2006 and third quarter of 2006 as qualified sale-leaseback transactions rather than as lease financing obligations which increased rent expense by $1.0 million in the second quarter of 2007 compared to the second quarter of 2006 (0.5% of total restaurant sales). Rent expense also increased as a percentage of total restaurant sales due to the effect of sale-leaseback transactions entered into since the beginning of the second quarter of 2006.

Other restaurant operating expenses, as a percentage of total restaurant sales, decreased to 14.1% in the second quarter of 2007 from 14.4% in the second quarter of 2006. Pollo Tropical other restaurant operating expenses, as a percentage of Pollo Tropical restaurant sales, decreased to 12.1% in the second quarter of 2007 from 12.8% in the second quarter of 2006 due primarily to lower utility costs (0.3% of Pollo Tropical sales) and lower general liability claim costs (0.3% of Pollo Tropical sales). Taco Cabana other restaurant operating expenses, as a percentage of Taco Cabana restaurant sales, decreased to 14.5% in the second quarter of 2007 from 15.0% in the second quarter of 2006 due primarily to lower utility costs from decreased electricity usage and lower electricity prices (0.4% of Taco Cabana sales). Burger King other restaurant operating expenses, as a percentage of Burger King restaurant sales increased slightly to 14.8% from 14.7% in the second quarter of 2006.

Advertising expense, as a percentage of total restaurant sales, increased to 4.2% in the second quarter of 2007 from 3.8% in the second quarter of 2006. Pollo Tropical advertising expense, as a percentage of Pollo Tropical restaurant sales, increased to 2.4% in the second quarter of 2007 from 1.5% in the second quarter of 2006 due to the timing of radio expenditures in the second quarter of 2007 and promotional costs associated with the introduction of new menu items. Pollo Tropical advertising costs are currently expected to be approximately 2.2% for all of 2007, but there can be no assurance in this regard. Taco Cabana advertising expense, as a percentage of Taco Cabana restaurant sales, increased slightly to 4.7% in the second quarter of 2007 from 4.6% in the second quarter of 2006 due primarily to the timing of promotions. Taco Cabana advertising costs are currently expected to be approximately 4.0% for all of 2007, but there can be no assurance in this regard. Burger King advertising expense, as a percentage of Burger King restaurant sales, increased to 4.7% in the second quarter of 2007 from 4.3% in the second quarter of 2006 due to increased promotional activities in certain of our Burger King markets.

General and administrative expenses increased $1.3 million in the second quarter of 2007 or, as a percentage of total restaurant sales, to 6.6% in the second quarter of 2007 from 6.3% in the second quarter of 2006 due primarily to higher administrative bonus accruals of $0.9 million, stock-based compensation expense of $0.3 million in the second quarter of 2007 and additional costs associated with being a public entity. There was no stock-based compensation expense in the second quarter of 2006.

Segment EBITDA. As a result of the factors above, Segment EBITDA for our Pollo Tropical restaurants decreased to $7.3 million in the second quarter of 2007 from $7.7 million in the second quarter of 2006. Segment EBITDA for our Taco Cabana restaurants decreased to $8.0 million in the second quarter of 2007 from $8.1 million in the second quarter of 2006. Segment EBITDA for our Burger King restaurants decreased to $8.4 million in the second quarter of 2007 from $10.3 million in the second quarter of 2006.

Depreciation and Amortization and Impairment Losses. Depreciation and amortization expense decreased to $7.9 million in the second quarter of 2007 from $8.5 million in the second quarter of 2006 due to the recharacterization of leases as qualified sale-leasebacks rather than lease financing obligations late in the second quarter of 2006 and third quarter of 2006 which lowered depreciation $0.3 million in the second quarter of 2007 and also due to lower depreciation for our Burger King restaurants. Impairment losses were $0.1 million in the second quarter of 2007. There were no significant impairment losses in the second quarter of 2006.

Interest Expense. Interest expense decreased $5.4 million to $7.6 million in the second quarter of 2007 from $13.0 million in the second quarter of 2006. The reduction in interest expense in the second quarter of 2007 was due primarily to recharacterization of leases as qualified sale-leasebacks rather than lease financing obligations late in the second quarter of 2006 and third quarter of 2006, which decreased interest expense by $1.3 million compared to the second quarter of 2006. In addition, interest expense in the second quarter of 2006 also includes $1.7 million of settlement losses on lease financing obligations as compared to $0.2 million in settlement gains on lease financing obligations in the second quarter of 2007. Interest expense on lease financing obligations, including settlement gains and losses, was $1.3 million in the second quarter of 2007 and $4.5 million in the second quarter of 2006.

We also had lower average debt balances in the second quarter of 2007 from the prepayments of borrowings under our prior senior credit facility throughout 2006, including the repayment of $68.0 million principal amount of term loan borrowings from the IPO proceeds received by us in December 2006. In addition, we had lower LIBOR borrowing margins of approximately 1% on our floating rate borrowings under our new senior credit facility. The weighted average interest rate on our long-term debt, excluding lease financing obligations, decreased to 8.05% in the second quarter of 2007 from 8.19% in the second quarter of 2006.

Provision for Income Taxes. The provision for income taxes in the second quarter of 2007 was derived using an estimated effective annual income tax rate for 2007 of 36.0% and discrete tax items recorded in the second quarter of 2007 which reduced income tax expense by $0.1 million. The provision for income taxes in the second quarter of 2006 was derived using an estimated effective annual income tax rate for 2006 of 33.5%.

Net Income. As a result of the foregoing, net income was $5.1 million in the second quarter of 2007 as compared to $3.1 million in the second quarter of 2006.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

The following table sets forth, for the six months ended June 30, 2007 and 2006, selected operating results as a percentage of consolidated restaurant sales:

	2007	2006
Restaurant sales:
Pollo Tropical	21.6%	20.5%
Taco Cabana	30.6%	30.6%
Burger King	47.8%	48.9%

Total restaurant sales	100.0%	100.0%

Costs and expenses:
Cost of sales	28.4%	28.3%
Restaurant wages and related expenses	29.5%	29.3%
Restaurant rent expense	5.6%	4.9%
Other restaurant operating expenses	14.4%	14.5%
Advertising expense	4.4%	3.8%
General and administrative (including stock-based compensation expense)	6.8%	6.5%

Since January 1, 2006 through June 30, 2007 we have opened twelve new Pollo Tropical restaurants and eleven new Taco Cabana restaurants. During the same period we closed ten Burger King restaurants, four Taco Cabana restaurants and one Pollo Tropical restaurant.

Restaurant Sales. Total restaurant sales for the first six months of 2007 increased $15.5 million, or 4.2%, to $388.0 million from $372.5 million in the first six months of 2006 due to sales increases at our Hispanic Brand restaurants of $12.3 million, or 6.4%, and a 3.1% sales increase at our comparable Burger King restaurants. Restaurant sales at our Hispanic Brand restaurants were $202.6 million in the first six months of 2007.

Pollo Tropical restaurant sales increased $7.2 million, or 9.4%, to $83.7 million in the first six months of 2007 due primarily to the opening of twelve new Pollo Tropical restaurants since the beginning of 2006, which contributed $7.3 million in additional sales in the first six months of 2007 compared to the first six months of 2006. Comparable restaurant sales at our Pollo Tropical restaurants increased 0.5% in the first six months of 2007.

Taco Cabana restaurant sales increased $5.0 million, or 4.4%, to $118.8 million in the first six months of 2007 due primarily to the opening of eleven new Taco Cabana restaurants since the beginning of 2006 which contributed $7.2 million of additional sales in the first six months of 2007 compared to the first six months of 2006. This increase partially offset by a decrease in comparable restaurant sales at our existing Taco Cabana restaurants of 0.7% in the first six months of 2007 due primarily to unfavorable weather conditions and the closure of four Taco Cabana restaurants since the beginning of 2006.

Burger King restaurant sales increased by $3.3 million to $185.4 million in the first six months of 2007 due to a comparable restaurant sales increase of 3.1% at our Burger King restaurants in the first six months of 2007, offset in part from the closure of ten Burger King restaurants since the beginning of 2006.

Operating Costs and Expenses. Cost of sales (food and paper costs), as a percentage of total restaurant sales, increased to 28.4% in the first six months of 2007 from 28.3% in the first six months of 2006. Pollo Tropical cost of sales, as a percentage of Pollo Tropical restaurant sales, increased to 32.9% in the first six months of 2007 from 32.6% in the first six months of 2006 due primarily to lower margins on new menu items introduced in the first six months of 2007. Taco Cabana cost of sales, as a percentage of Taco Cabana restaurant sales, increased to 29.4% in the first six months of 2007 from 29.0% in the first six months of 2006 due to higher commodity prices including higher beef and cheese prices (1.0% of Taco Cabana sales) partially offset by higher margins on menu item promotions in the first six months of 2007 (0.4 % of Taco Cabana sales) and higher vendor rebates (0.2% of Taco Cabana sales). Burger King cost of sales, as a percentage of Burger King restaurant sales, decreased to 25.7% in the first six months of 2007 from 26.0% in the first six months of 2006 due to the effect of menu price increases since the beginning of 2006 (0.9% of Burger King sales in the first six months of 2007) offset by higher commodity prices (0.7% of Burger King sales).

Restaurant wages and related expenses, as a percentage of total restaurant sales, increased to 29.5% in the first six months of 2007 from 29.3% in the first six months of 2006. Pollo Tropical restaurant wages and related expenses, as a percentage of Pollo Tropical restaurant sales, increased to 25.0% in the first six months of 2007 from 24.8% in the first six months of 2006 due primarily to higher medical insurance claim costs. The effect of increases in restaurant hourly labor rates in response to labor market conditions in Florida including an increase in the Florida minimum wage rate were substantially offset by the effect of menu price increases. Taco Cabana restaurant wages and related expenses, as a percentage of Taco Cabana restaurant sales, increased to 28.5% in the first six months of 2007 from 28.3% in the first six months of 2006 due to the effect of lower sales volumes on fixed labor costs offset in part by lower restaurant level bonus accruals (0.3% of Taco Cabana sales). Burger King restaurant wages and related expenses, as a percentage of Burger King restaurant sales, increased to 32.2% in the first six months of 2007 from 31.7% in the first six months of 2006 due primarily to higher medical insurance claim costs (0.4% of Burger King sales).

Restaurant rent expense, as a percentage of total restaurant sales, increased to 5.6% in the first six months of 2007 from 4.9% in the first six months of 2006 due primarily to the recharacterization of leases late in the second quarter of 2006 and third quarter of 2006 as qualified sale-leaseback transactions rather than as lease financing obligations which increased rent expense by $2.0 million in the first six months of 2007 compared to the first six months of 2006 (0.5% of total restaurant sales). Rent expense also increased as a percentage of total restaurant sales due to the effect of sale-leaseback transactions entered into since the beginning of 2006.

Other restaurant operating expenses, as a percentage of total restaurant sales, decreased to 14.4% in the first six months of 2007 from 14.5% in the first six months of 2006. Pollo Tropical other restaurant operating expenses, as a percentage of Pollo Tropical restaurant sales, decreased to 12.3% in the first six months of 2007 from 12.7% in the first six months of 2006 due primarily to higher repair and maintenance expenses in the first six months of 2006 from non-structural hurricane damage from the 2005 hurricane season (0.2% of Pollo Tropical sales) and lower general liability claim costs (0.3% of Pollo Tropical sales). Taco Cabana other restaurant operating expenses, as a percentage of Taco Cabana restaurant sales, were 14.6% in each of the first six months of 2007 and 2006 as lower utility costs from lower electricity and natural gas prices (0.5% of Taco Cabana sales) were offset by higher repair and maintenance expenses (0.3% of Taco Cabana sales) and other restaurant level expenses. Burger King other restaurant operating expenses, as a percentage of Burger King restaurant sales increased to 15.3% in the first six months of 2007 from 15.1% in the first six months of 2006 due primarily to higher general liability claim costs (0.2% of Burger King sales).

Advertising expense, as a percentage of total restaurant sales, increased to 4.4% in the first six months of 2007 from 3.8% in the first six months of 2006. Pollo Tropical advertising expense, as a percentage of Pollo Tropical restaurant sales, increased to 2.9% in the first six months of 2007 from 1.6% in the first six months of 2006 due to the timing of radio expenditures in 2007 and promotional costs associated with the introduction of new menu items. Pollo Tropical advertising costs are currently expected to be approximately 2.2% for all of 2007, but there can be no assurance in this regard. Taco Cabana advertising expense, as a percentage of Taco Cabana restaurant sales, increased to 5.0% in the first six months of 2007 from 4.6% in the first six months of 2006 due primarily to the timing of promotions. Taco Cabana advertising costs are currently expected to be approximately 4.0% for all of 2007, but there can be no assurance in this regard. Burger King advertising expense, as a percentage of Burger King restaurant sales, increased to 4.6% in the first six months of 2007 from 4.2% in the first six months of 2006 due to increased promotional activities in certain of our Burger King markets.

General and administrative expenses increased $2.1 million in the first six months of 2007 or, as a percentage of total restaurant sales, to 6.8% in the first six months of 2007 from 6.5% in the first six months of 2006 due primarily to higher salaries of $1.2 million, stock-based compensation expense of $0.6 million in the first six months of 2007 and additional costs associated with being a public entity. There was no stock-based compensation expense in the first six months of 2006.

Segment EBITDA. As a result of the factors above, Segment EBITDA for our Pollo Tropical restaurants decreased to $14.1 million in the first six months of 2007 from $15.3 million in the first six months of 2006. Segment EBITDA for our Taco Cabana restaurants decreased to $15.4 million in the first six months of 2007 from $15.8 million in the first six months of 2006. Segment EBITDA for our Burger King restaurants decreased to $14.2 million in the first six months of 2007 from $17.2 million in the first six months of 2006.

Depreciation and Amortization and Impairment Losses. Depreciation and amortization expense decreased to $15.6 million in the first six months of 2007 from $16.8 million in the first six months of 2006 due in part to the recharacterization of leases as qualified sale-leasebacks rather than lease financing obligations late in the second quarter of 2006 and third quarter of 2006 which lowered depreciation $0.6 million in the first six months of 2007 compared to the first six months of 2006 and also due to lower depreciation for our Burger King restaurants. Impairment losses were $0.1 million in the first six months of 2007. Impairment losses were $0.2 million in the first six months of 2006 and were primarily related to property and equipment of certain underperforming Burger King restaurants and planned future closings of Burger King restaurants.

Interest Expense. Interest expense decreased $8.4 million to $16.0 million in the first six months of 2007 from $24.4 million in the first six months of 2006. The reduction in interest expense in the first six months of 2007 was due primarily to recharacterization of leases as qualified sale-leasebacks rather than lease financing obligations late in the second quarter of 2006 and third quarter of 2006, which decreased interest expense by $2.6 million compared to the first six months of 2006. In addition, interest expense in the first six months of 2006 also includes $1.7 million of settlement losses on lease financing obligations as compared to $0.2 million in settlement gains on lease financing obligations in the first six months of 2007. Interest expense on lease financing obligations, including settlement gains and losses, was $2.8 million in the first six months of 2007 and $7.3 million in the first six months of 2006.

We also had lower average debt balances in the first six months of 2007 from the prepayments of borrowings under our prior senior credit facility throughout 2006, including the repayment of $68.0 million principal amount of term loan borrowings from the IPO proceeds received by us in December 2006. In addition, we had lower LIBOR borrowing margins of approximately 1% on our floating rate borrowings under our new senior credit facility. The weighted average interest rate on our long-term debt, excluding lease financing obligations, for both the first six months of 2007 and 2006 was 8.2%.

Provision for Income Taxes. The provision for income taxes in the first six months of 2007 was derived using an estimated effective annual income tax rate for 2007 of 36.0% and discrete tax items recorded in the first six months of 2007 which reduced income tax expense by $0.1 million. The provision for income taxes in the first six months of 2006 was derived using an estimated effective annual income tax rate for 2006 of 33.5%.

Net Income. As a result of the foregoing, net income was $6.7 million in the first six months of 2007 compared to $4.6 million in the first six months of 2006.

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

Accrued occupancy costs. We make estimates of accrued occupancy costs pertaining to closed restaurant locations on an ongoing basis. These estimates require assessment and continuous evaluation of a number of factors such as the remaining contractual period under our lease obligations, the amount of sublease income we are able to realize on a particular property and estimates of other costs such as property taxes. Differences between actual future events and prior estimates could result in adjustments to these accrued costs. At June 30, 2007 we had three non-operating restaurant properties.

Insurance liabilities. We are insured for workers’ compensation, general liability and medical insurance claims under policies where we pay all claims, subject to annual stop-loss limitations both for individual claims and claims in the aggregate. At June 30, 2007, we had $8.2 million accrued for these insurance claims. We record insurance liabilities based on historical and industry trends, which are continually monitored, and adjust accruals as warranted by changing circumstances.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for our fiscal year beginning January 1, 2008. We are currently evaluating the impact the adoption of adopting SFAS 159 will have on our consolidation financial statements .

In May 2007, the FASB issued FASB Staff Position No. FIN 48-1, Definition of Settlement in FASB Interpretation No. 48 (“the FSP”). The FSP provides guidance about how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. Under the FSP, a tax position could be effectively settled if a taxing authority has completed all of its required or expected examination procedures, if the entity does not intend to appeal or litigate the result and it is remote that the taxing authority would examine or re-examine the tax position. Application of the FSP shall be upon the initial adoption date of FIN 48. Our adoption of the FSP did not have any impact on our consolidated financial statements.

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

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

There were no material changes from the information presented in Item 7A included in our Annual Report on Form 10-K for the year ended December 31, 2006 with respect to our market risk sensitive instruments.

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

We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 1, 2007.

No change occurred in our internal control over financial reporting during the second quarter of 2007 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None

Item 3. Default Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

On May 31, 2007, Carrols Restaurant Group, Inc. held its 2007 Annual Meeting of Stockholders (the “Meeting”). In connection with the Meeting, Carrols Restaurant Group, Inc. solicited proxies from its stockholders pursuant to Regulation 14 of the Exchange Act.

The matters voted upon by the stockholders and the votes cast with respect to such matters are as follows:

1.	To elect the following nominees as Class I Directors.

Nominee	For	Withheld
Alan Vituli	20,557,680	94,496
Daniel T. Accordino	20,635,656	16,520

2.	To ratify the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the 2007 fiscal year.

For	Against	Abstain
20,645,169	3,300	3,707

Item 5. Other Information

None

Item 6. Exhibits

(a) The following exhibits are filed as part of this report.

Exhibit No.
10.1	First Amendment to Loan Agreement dated as of July 2, 2007.

31.1	Chief Executive Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Carrols Restaurant Group, Inc.

31.2	Chief Financial Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Carrols Restaurant Group, Inc.

31.3	Chief Executive Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Carrols Corporation.

31.4	Chief Financial Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Carrols Corporation.

32.1	Chief Executive Officer’s Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Carrols Restaurant Group, Inc.

32.2	Chief Financial Officer’s Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Carrols Restaurant Group, Inc.

32.3	Chief Executive Officer’s Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Carrols Corporation.

32.4	Chief Financial Officer’s Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Carrols Corporation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARROLS RESTAURANT GROUP, INC.

Date: August 10, 2007	/s/ ALAN VITULI
(Signature)
Alan Vituli Chairman of the Board and Chief Executive Officer

Date: August 10, 2007	/s/ PAUL R. FLANDERS
(Signature)
Paul R. Flanders Vice President – Chief Financial Officer and Treasurer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARROLS CORPORATION

Date: August 10, 2007	/s/ ALAN VITULI
(Signature)
Alan Vituli Chairman of the Board and Chief Executive Officer

Date: August 10, 2007	/s/ PAUL R. FLANDERS
(Signature)
Paul R. Flanders Vice President – Chief Financial Officer and Treasurer