Form 10-Q
period 2007-09-30
CARROLS RESTAURANT GROUP, INC.; CARROLS CORP
filed 2007-11-09
CIK 809248, 17927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Large accelerated filers  ☐            Accelerated filers  ☐            Non-accelerated filers  ☒

Indicate by check mark whether either of the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐    No  ☒

As of November 2, 2007, Carrols Restaurant Group, Inc. had 21,550,827 shares of its common stock, $.01 par value outstanding. As of November 2, 2007, all outstanding equity securities of Carrols Corporation, which consisted of 10 shares of its common stock, were owned by Carrols Restaurant Group, Inc.

CARROLS RESTAURANT GROUP, INC.

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2007

PART I—FINANCIAL INFORMATION

ITEM 1—INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars, except share and per share amounts)

(Unaudited)

	September 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$7,622	$3,939
Trade and other receivables	4,720	5,364
Inventories	4,939	4,677
Prepaid rent	2,755	4,130
Prepaid expenses and other current assets	6,990	5,367
Refundable income taxes	—	2,806
Deferred income taxes	4,549	4,539

Total current assets	31,575	30,822
Property and equipment, net	195,121	182,742
Franchise rights, net (Note 4)	80,856	83,268
Goodwill (Note 4)	124,934	124,934
Intangible assets, net (Note 4)	959	1,175
Franchise agreements, at cost less accumulated amortization of $5,562 and $5,431, respectively	5,683	5,793
Deferred income taxes	11,445	11,136
Other assets	12,181	12,989

Total assets	$462,754	$452,859

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt (Note 5)	$1,654	$2,477
Accounts payable	21,068	17,860
Accrued interest	3,539	7,861
Accrued payroll, related taxes and benefits	17,670	18,445
Accrued income taxes payable	331	—
Accrued real estate taxes	4,037	4,102
Other liabilities	11,791	10,623

Total current liabilities	60,090	61,368
Long-term debt, net of current portion (Note 5)	300,881	297,432
Lease financing obligations (Note 9)	54,393	58,571
Deferred income—sale-leaseback of real estate	30,428	31,391
Accrued postretirement benefits (Note 8)	6,948	6,370
Other liabilities (Note 7)	23,196	23,494

Total liabilities	475,936	478,626
Commitments and contingencies (Note 12)
Stockholders’ deficit:
Preferred stock, par value $.01; authorized 20,000,000 shares, issued and outstanding--none	—	—
Voting common stock, par value $.01; authorized 100,000,000 shares, issued and outstanding—21,550,827 shares at both dates	216	216
Additional paid-in capital	(2,061)	(3,108)
Accumulated deficit	(10,195)	(21,733)
Accumulated other comprehensive loss	(1,001)	(1,001)
Treasury stock, at cost	(141)	(141)

Total stockholders’ deficit	(13,182)	(25,767)

Total liabilities and stockholders’ deficit	$462,754	$452,859

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(In thousands of dollars, except share and per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Revenues:
Restaurant sales	$203,181	$189,254	$591,164	$561,719
Franchise royalty revenues and fees	328	343	997	1,002

Total revenues	203,509	189,597	592,161	562,721

Costs and expenses:
Cost of sales	58,866	53,000	169,062	158,299
Restaurant wages and related expenses (including stock- based compensation expense of $45, $0, $121 and $0, respectively)	59,519	55,047	174,029	164,007
Restaurant rent expense	11,101	9,004	32,687	27,183
Other restaurant operating expenses	30,276	28,577	86,230	82,466
Advertising expense	7,458	6,608	24,442	20,768
General and administrative (including stock-based compensation expense of $314, $0, $ 947 and $0, respectively)	12,327	11,841	38,778	36,192
Depreciation and amortization	8,107	8,397	23,685	25,177
Impairment losses (Note 3)	1,810	588	1,879	832
Other income (Note 10)	(303)	(1,389)	(650)	(1,389)

Total operating expenses	189,161	171,673	550,142	513,535

Income from operations	14,348	17,924	42,019	49,186
Interest expense	7,690	10,216	23,647	34,616
Loss on extinguishment of debt (Note 5)	—	—	1,485	—

Income before income taxes	6,658	7,708	16,887	14,570
Provision for income taxes (Note 6)	1,795	2,580	5,349	4,828

Net income	$4,863	$5,128	$11,538	$9,742

Basic and diluted net income per share (Note 13)	$0.23	$0.32	$0.54	$0.61

Basic weighted average common shares outstanding (Note 13)	21,550,827	15,887,186	21,550,827	15,892,329
Diluted weighted average common shares outstanding (Note 13)	21,555,020	15,887,186	21,559,524	15,892,329

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(In thousands of dollars)

(Unaudited)

	2007	2006
Cash flows provided from operating activities:
Net income	$11,538	$9,742
Adjustments to reconcile net income to net cash provided from operating activities:
Gain on disposals of property and equipment	(57)	—
Stock-based compensation expense	1,068	—
Depreciation and amortization	23,685	25,177
Amortization of deferred financing costs	940	1,098
Amortization of unearned purchase discounts	(1,616)	(1,616)
Amortization of deferred gains from sale-leaseback transactions	(1,460)	(897)
Impairment losses	1,879	832
Gain on settlements of lease financing obligations	(163)	(120)
Accretion of interest on lease financing obligations	397	281
Deferred income taxes	(319)	159
Loss on extinguishment of debt	1,485	—
Changes in other operating assets and liabilities	3,987	2,196

Net cash provided from operating activities	41,364	36,852

Cash flows used for investing activities:
Capital expenditures:
New restaurant development	(26,241)	(20,370)
Restaurant remodeling	(5,850)	(4,885)
Other restaurant capital expenditures	(6,825)	(5,478)
Corporate and restaurant information systems	(1,840)	(1,324)

Total capital expenditures	(40,756)	(32,057)
Properties purchased for sale-leaseback	(2,461)	(2,663)
Proceeds from sale-leaseback transactions	7,036	31,693
Proceeds from sales of other properties	1,623	—

Net cash used for investing activities	(34,558)	(3,027)

Cash flows used for financing activities:
Repayment of term loans under prior credit facility	(118,400)	—
Borrowings on revolving credit facility	45,500	—
Repayments on revolving credit facility	(44,300)	—
Proceeds from new senior credit facility	120,000	—
Scheduled principal payments on term loans	—	(1,650)
Principal pre-payments on term loans	—	(23,200)
Principal payments on capital leases	(262)	(305)
Expenses from initial public offering	(21)	—
Financing costs associated with issuance of debt	(1,228)	—
Settlement of lease financing obligations	(4,412)	(15,215)

Net cash used for financing activities	(3,123)	(40,370)

Net increase (decrease) in cash and cash equivalents	3,683	(6,545)
Cash and cash equivalents, beginning of period	3,939	9,331

Cash and cash equivalents, end of period	$7,622	$2,786

Supplemental disclosures:
Interest paid on long-term debt	$22,932	$24,752
Interest paid on lease financing obligations	$3,700	$8,665
Increase (decrease) in accruals for capital expenditures	$(348)	$601
Income taxes paid, net	$3,064	$2,753
Non-cash reduction of assets under lease financing obligations due to lease amendments	$—	$24,707
Non-cash reduction of lease financing obligations due to lease amendments	$—	$37,544
Capital lease obligations incurred	$88	$—

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

Business Description. At September 30, 2007 the Company operated, as franchisee, 325 quick-service restaurants under the trade name “Burger King” in 12 Northeastern, Midwestern and Southeastern states. At September 30, 2007, the Company also owned and operated 83 Pollo Tropical restaurants of which 80 were located in Florida and three were located in the New York City metropolitan area and franchised a total of 27 Pollo Tropical restaurants, consisting of 23 in Puerto Rico, two in Ecuador and two on college campuses in Florida. At September 30, 2007, the Company owned and operated 147 Taco Cabana restaurants located primarily in Texas and franchised two Taco Cabana restaurants in New Mexico and one in Georgia.

Fiscal Year. The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. All references herein to the fiscal years ended December 31, 2006 and January 1, 2006 will be referred to as the fiscal years ended December 31, 2006 and 2005, respectively. Similarly, all references herein to the three and nine months ended September 30, 2007 and October 1, 2006 will be referred to as the three and nine months ended September 30, 2007 and September 30, 2006, respectively. The years ended December 31, 2006 and 2005 each contained 52 weeks and the three and nine months ended September 30, 2007 and 2006 contained 13 and 39 weeks, respectively.

Basis of Presentation. The accompanying unaudited consolidated financial statements for the three and nine months ended September 30, 2007 and 2006 have been prepared without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission and do not include certain of the information and the footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of such financial statements have been included. The results of operations for the three and nine months ended September 30, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year.

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

Stock-based compensation related to these grants was $0.4 million and $1.1 million in the three and nine months ended September 30, 2007, respectively and the income tax benefit recognized in the consolidated statement of operations for stock-based compensation was $0.1 million and $0.3 million for the three and nine months ended September 30, 2007, respectively. There were no stock options issued or stock-based compensation expense recorded in the three or nine months ended September 30, 2006.

As of September 30, 2007, the total non-vested stock-based compensation expense relating to the stock options and restricted stock was approximately $4.5 million and the Company expects to record an additional $0.4 million as compensation expense for the remainder of 2007. The remaining weighted average vesting period for the stock options is 3.64 years and for the restricted shares is approximately 2.77 years at September 30, 2007.

Stock Options

A summary of all option activity for the nine months ended September 30, 2007 was as follows:

	2006 Plan
	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands) (1)

Options outstanding at January 1, 2007	1,241,750	$14.30
Options granted	10,500	15.81
Options forfeited	(25,800)	14.30

Options outstanding at September 30, 2007	1,226,450	$14.31	6.26	$—

Expected to vest at September 30, 2007	1,210,360	$14.31	6.26	$—

Options exercisable at September 30, 2007	—	$—	—	$—

(1)	The aggregate intrinsic value was calculated using the difference between the market price of the Company’s common stock at September 30, 2007 and the exercise price for only those awards that have an exercise price that is less than the market price of the Company’s common stock at September 30.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(in thousands of dollars except share and per share amounts)

Restricted Shares

The restricted stock activity for the nine months ended September 30, 2007 was as follows:

	Shares	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2007	75,800	$13.00
Shares granted	8,200	$14.58
Shares forfeited	(5,700)	$13.05

Nonvested at September 30, 2007	78,300	$13.16

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

During the third quarter of 2007 the Company impaired an underperforming Pollo Tropical restaurant located in Brooklyn, New York for $1.7 million. This restaurant was subsequently closed in the fourth quarter of 2007.

For the three and nine months ended September 30, 2007 and 2006, the Company recorded impairment losses on long-lived assets for its segments as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2007	2006	2007	2006
Burger King	$54	$—	$68	$224
Pollo Tropical	1,657	—	1,657	—
Taco Cabana	99	588	154	608

	$1,810	$588	$1,879	$832

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

	Pollo Tropical	Taco Cabana	Burger King	Total

Goodwill at September 30, 2007 and December 31, 2006	$56,307	$67,177	$1,450	$124,934

Burger King Franchise Rights. Amounts allocated to franchise rights for each Burger King acquisition are amortized using the straight-line method over the average remaining term of the acquired franchise agreements at January 1, 2002 plus one twenty-year renewal period. The Company assesses the potential impairment of franchise rights whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If an indicator of impairment exists, an estimate of the aggregate undiscounted future cash flows from the acquired restaurants is compared to the respective carrying value of franchise rights for each Burger King acquisition. If an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value. There were no impairment charges related to franchise rights for the three and nine months ended September 30, 2007 and 2006.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(in thousands of dollars except share and per share amounts)

Amortization expense related to Burger King franchise rights was $805 and $804 for the three months ended September 30, 2007 and 2006, respectively. Amortization expense related to Burger King franchise rights was $2,412 for both of the nine months ended September 30, 2007 and 2006, respectively. The estimated amortization expense for the year ending December 31, 2007 and for each of the five succeeding years is $3,216.

Intangible Assets. The Company acquired four Taco Cabana restaurants from a franchisee in 2005. Under Emerging Issues Task Force Issue No. 04-1, “Accounting for Preexisting Relationships between the Parties to a Business Combination” (“EITF 04-1”), certain reacquired rights, including the right to the acquirer’s trade name, are required to be recognized as intangible assets apart from goodwill. The Company allocated $1.6 million of the purchase price to this intangible asset. The Company recorded amortization expense relating to the intangible asset of approximately $72 for each of the three months ended September 30, 2007 and 2006, respectively. Amortization for each of the nine months ended September 30, 2007 and 2006 was $216. The Company expects the annual amortization expense for the year ending December 31, 2007 and for each of the five years ending 2008 through 2012 to be $289, $211, $133, $125, $117 and $99, respectively.

	September 30, 2007		December 31, 2006
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible assets	$1,610	$651	$1,610	$435

5. Long-Term Debt

Long-term debt at September 30, 2007 and December 31, 2006 consisted of the following:

	September 30,	December 31,
	2007	2006
Collateralized:
Revolving Credit facility	$1,200	$—
Senior Credit Facility-Term loan B facility	—	118,400
Senior Credit Facility-Term loan A facility	120,000
Unsecured:
9% Senior Subordinated Notes	180,000	180,000
Capital leases	1,335	1,509

	302,535	299,909
Less: current portion	(1,654)	(2,477)

	$300,881	$297,432

On March 9, 2007, Carrols terminated its senior credit facility and entered into a new senior credit facility with a syndicate of lenders. Carrols’ new senior credit facility totals approximately $185 million, consisting of $120 million principal amount of term loan A borrowings maturing on March 8, 2013 (or earlier on September 30, 2012 if Carrols’ 9% Senior Subordinated Notes due 2013 are not refinanced by June 30, 2012) and a $65.0 million revolving facility (including a sub limit of up to $25.0 million for letters of credit and up to $5.0 million for swingline loans), maturing on March 8, 2012. The term loan A borrowings and an additional $4.3 million of revolver borrowings from this facility were used to repay all outstanding borrowings and other obligations under Carrols’ prior senior credit facility and to pay certain fees and expenses incurred in connection with the new senior credit facility. The Company also recorded a $1.5 million loss on extinguishment of debt in the nine months ended September 30, 2007 for the write-off of deferred financing costs related to the prior senior credit facility.

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

Under the new senior credit facility, Carrols is also required to make mandatory prepayments of principal on term loan A facility borrowings (a) annually in an amount up to 50% of Excess Cash Flow depending upon Carrols’ Total Leverage Ratio (as such terms are defined in the new senior credit facility), (b) in the event of certain dispositions of assets (all subject to certain exceptions) and insurance proceeds, in an amount equal to 100% of the net proceeds received by Carrols therefrom, and (c) in an amount equal to 100% of the net proceeds from any subsequent issuance of debt.

In general, Carrols’ obligations under the new senior credit facility are guaranteed by the Company and all of Carrols’ material subsidiaries and are collateralized by a pledge of Carrols’ common stock and the stock of each of Carrols’ material subsidiaries. The new senior credit facility contains certain covenants, including, without limitation, those limiting the Carrols’ ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of its business, engage in transactions with related parties, make certain investments or pay dividends. In addition, Carrols is required to meet certain financial ratios, including fixed charge coverage, senior leverage, and total leverage ratios (all as defined under the new senior credit facility). The Company was in compliance with the covenants under its senior credit facility as of September 30, 2007.

At September 30, 2007, $120.0 million principal amount of term loan borrowings were outstanding under the term loan A facility and $1.2 million of borrowings were outstanding under the revolving credit facility. After reserving $16.0 million for letters of credit guaranteed by the facility, $47.8 million was available for borrowings under the revolving credit facility at September 30, 2007.

On December 15, 2004, Carrols issued $180 million of 9% Senior Subordinated Notes due 2013, which are referred to herein as the “senior subordinated notes”. Restrictive covenants under the senior subordinated notes include limitations with respect to the Carrols’ ability to issue additional debt, incur liens, sell or acquire assets or businesses, pay dividends and make certain investments. At both September 30, 2007 and December 31, 2006, $180.0 million principal amount of the senior subordinated notes was outstanding.

6. Income Taxes

The income tax provision for the three and nine months ended September 30, 2007 and 2006 was comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Current	$1,904	$1,072	$5,668	$4,669
Deferred	(109)	1,508	(319)	159

	$1,795	$2,580	$5,349	$4,828

The provision for income taxes for the three and nine months ended September 30, 2007 was derived using an estimated effective annual income tax rate for 2007 of 36.5% as well as the effect of any discrete tax items occurring in those periods. In addition to the discrete tax adjustment discussed in the following paragraph, the Company also recorded in the three months ended September 30, 2007 a reduction of tax expense of $0.2 million related to a reduction of valuation allowances for deferred taxes pertaining to state net operating loss carry forwards.

The Company adopted the provisions of Financial Standards Accounting Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, (“FIN 48”), an interpretation of FASB Statement No. 109 (“SFAS 109”), on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no material adjustment in its consolidated financial statements. As of the adoption date of January 1, 2007, the Company had $0.6 million of unrecognized

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(in thousands of dollars except share and per share amounts)

tax benefits. During the three months ended September 30, 2007 the statute of limitations affecting the taxing jurisdictions pertaining to $0.5 million of unrecognized tax benefits and $0.1 million of accrued interest expired. The Company recorded this tax benefit as a discrete tax item in the third quarter of 2007. At September 30, 2007 the Company has no remaining unrecognized tax benefits. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2007, the Company had no accrued interest related to uncertain tax positions.

For the nine months ended September 30, 2007 the Company has recorded total discrete tax adjustments reducing income tax expense of $0.8 million.

The provision for income taxes for the three and nine months ended September 30, 2006 was derived using an estimated effective annual income tax rate for 2006 of 33.5%. There were no discrete tax items affecting the provision for income taxes in the three and nine months ended September 30, 2006.

The tax years 2004-2006 remain open to examination by the major taxing jurisdictions to which the Company is subject.

On July 12, 2007, the Michigan Business Tax (the “MBT Act”) was signed into law, which provides a comprehensive restructuring of Michigan’s principal business taxes effective January 1, 2008. The MBT Act replaces the Michigan Single Business Tax that is scheduled to expire at the end of 2007. The effect of the MBT Act did not materially impact the Company’s consolidated financial statements.

7. Other Liabilities, Long-Term

Other liabilities, long-term, at September 30, 2007 and December 31, 2006 consisted of the following:

	September 30,	December 31,
	2007	2006
Unearned purchase discounts	$2,854	$4,526
Accrued occupancy costs	9,476	8,683
Accrued workers’ compensation costs	4,650	4,595
Other	6,216	5,690

	$23,196	$23,494

In 2001, management decided to close seven Taco Cabana restaurants in the Phoenix, Arizona market and discontinue restaurant development underway in that market. At September 30, 2007 and December 31, 2006, the Company had $0.6 million and $0.7 million in lease liability reserves, respectively, for remaining locations that are included in accrued occupancy costs.

8. Postretirement Benefits

The Company provides postretirement medical and life insurance benefits covering substantially all Burger King administrative and restaurant management salaried employees. A December 31 measurement date is used for postretirement benefits.

The following summarizes the components of net periodic benefit cost:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Components of net periodic benefit cost:
Service cost	$124	$118	$370	$354
Interest cost	101	85	304	251
Amortization of gains and losses	24	21	72	63
Amortization of unrecognized prior service cost	1	(8)	4	(22)

Net periodic postretirement benefit cost	$250	$216	$750	$646

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(in thousands of dollars except share and per share amounts)

During the three and nine months ended September 30, 2007, the Company made contributions of $56 and $172 to its postretirement plan to pay current benefits. The Company expects to make additional contributions during 2007.

On November 1, 2007 the Company amended its postretirement medical and life insurance benefits covering substantially all Burger King administrative and restaurant management personnel. The amendment included an elimination of life insurance benefits for active employees who retire after December 31, 2007 and increases in retiree contributions for both current and future retirees effective January 1, 2008. These amendments will reduce postretirement benefit obligations and costs beginning in the fourth quarter of 2007.

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

As a result of these transactions, rent expense in the nine months ended September 30, 2007 includes an additional $2.0 million of expense compared to the nine months ended September 30, 2006. Also as a result of these transactions, the nine months ended September 30, 2006 includes additional depreciation expense of $0.6 million and additional interest expense of $1.3 million and $2.6 million as compared to the nine months ended September 30, 2007. Interest expense associated with lease financing obligations, including settlement gains and losses, for the three months ended September 30, 2007 and 2006 was $1.4 million and $1.7 million, respectively and for the nine months ended September 30, 2007 and 2006 was $4.2 million and $8.9 million, respectively.

10. Other Income

In the first quarter of 2007, the Company recorded a gain of $0.3 million related to sale of one of its Taco Cabana restaurant properties. In the third quarter of 2007, the Company recorded a gain of $0.3 million related to the sale of one of its non-operating Burger King restaurant properties.

During the third quarter of 2006, the Company reduced its lease liability reserves by $0.3 million due to an increase in the Company’s estimates for future sublease income at such locations and also reduced collection reserves previously established for a $1.1 million note receivable related to the sale of leasehold improvements at two of the closed locations that were written off as part of the restructuring charge in 2001. This note was paid in full in the fourth quarter of 2006. The effect of these transactions is presented in other income in the Consolidated Statements of Operations.

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

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(in thousands of dollars except share and per share amounts)

	Pollo	Taco	Burger
Three Months Ended	Tropical	Cabana	King	Other	Consolidated
September 30, 2007:
Total revenues	$42,560	$61,254	$99,695	$—	$203,509
Cost of sales	13,697	18,532	26,637	—	58,866
Restaurant wages and related expenses	10,495	17,652	31,327	45	59,519
General and administrative expenses (1)	2,190	2,655	7,168	314	12,327
Depreciation and amortization	1,763	2,163	3,827	354	8,107
Segment EBITDA	7,776	7,348	9,197
Capital expenditures, including acquisitions	5,202	5,043	2,437	347	13,029

September 30, 2006:
Total revenues	$38,239	$58,062	$93,296	$—	$189,597
Cost of sales	12,178	16,835	23,987	—	53,000
Restaurant wages and related expenses	9,869	16,493	28,685	—	55,047
General and administrative expenses (1)	2,049	2,749	7,043	—	11,841
Depreciation and amortization	1,256	2,517	4,297	327	8,397
Segment EBITDA	6,489	9,854	9,177
Capital expenditures, including acquisitions	5,047	4,795	1,771	322	11,935

Nine Months Ended
September 30, 2007:
Total revenues	$126,846	$180,222	$285,093	$—	$592,161
Cost of sales	41,238	53,485	74,339	—	169,062
Restaurant wages and related expenses	31,460	51,526	90,922	121	174,029
General and administrative expenses (1)	7,226	8,256	22,349	947	38,778
Depreciation and amortization	4,927	6,337	11,428	993	23,685
Segment EBITDA	21,862	22,723	23,416
Capital expenditures, including acquisitions	18,442	13,086	7,388	1,840	40,756

September 30, 2006:
Total revenues	$115,303	$171,983	$275,435	$—	$562,721
Cost of sales	37,151	49,860	71,288	—	158,299
Restaurant wages and related expenses	28,842	48,728	86,437	—	164,007
General and administrative expenses (1)	6,315	8,606	21,271	—	36,192
Depreciation and amortization	4,038	6,580	13,573	986	25,177
Segment EBITDA	21,792	25,669	26,345
Capital expenditures, including acquisitions	13,050	11,633	6,050	1,324	32,057

Identifiable Assets:
At September 30, 2007	$54,897	$77,383	$149,628	$180,846	$462,754
At December 31, 2006	46,617	71,601	155,272	179,369	452,859

(1)	For the Pollo Tropical and Taco Cabana segments, such amounts include general and administrative expenses related directly to each segment. For the Burger King segment such amounts include general and administrative expenses related directly to the Burger King segment as well as expenses associated with administrative support to all of the Company’s segments including executive management, information systems and certain accounting, legal and other administrative functions.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(in thousands of dollars except share and per share amounts)

A reconciliation of segment EBITDA to consolidated net income is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Segment EBITDA:
Pollo Tropical	$7,776	$6,489	$21,862	$21,792
Taco Cabana	7,348	9,854	22,723	25,669
Burger King	9,197	9,177	23,416	26,345

Subtotal	24,321	25,520	68,001	73,806
Less:
Depreciation and amortization	8,107	8,397	23,685	25,177
Impairment losses	1,810	588	1,879	832
Interest expense	7,690	10,216	23,647	34,616
Loss on extinguishment of debt	-	-	1,485	-
Provision for income taxes	1,795	2,580	5,349	4,828
Stock-based compensation expense	359	-	1,068	-
Other income	(303)	(1,389)	(650)	(1,389)

Net income	$4,863	$5,128	$11,538	$9,742

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

On November 30, 2002, four former hourly employees commenced a lawsuit against Carrols in the United States District Court for the Western District of New York entitled Dawn Seever, et al. v. Carrols Corporation. The lawsuit alleges, in substance, that Carrols violated certain minimum wage laws under the Federal Fair Labor Standards Act and related state laws by requiring employees to work without recording their time and by retaliating against those who complained. The plaintiffs seek damages, costs and injunctive relief. They also seek to notify, and eventually certify, a class consisting of current and former employees who, since 1998, have worked, or are working, for Carrols. As a result of the July 21, 2005 Status Conference, the parties agreed to withdraw Plaintiff’s Motions to Certify and for National Discovery, and Defendant’s Motion to Disqualify Counsel and related motions, to allow both sides limited additional discovery. Carrols has since filed a Motion for Summary Judgment as to the existing plaintiffs that the Court has under consideration. On January 19, 2007, plaintiffs re-filed the Motion to certify and for National Discovery. Carrols has opposed such Motions. Carrols has also moved to disqualify the Plaintiffs from representing the class and to strike the purported evidence presented in support of the motion to certify. The various motions are scheduled for hearing on November 19, 2007. It is too early to evaluate the likelihood of an unfavorable outcome or estimate the amount or range of potential loss, if any. Consequently, it is not possible to predict what adverse

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(in thousands of dollars except share and per share amounts)

impact, if any, this case could have on the Company’s consolidated financial statements. Carrols intends to continue to contest this case vigorously.

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

The computation of diluted net income per share excludes options to purchase 1,226,450 shares of common stock in the three months ended September 30, 2007 because the exercise price of these options was greater than the average market price of the common shares in the period and therefore, are antidilutive. In addition, options to purchase 1,232,950 shares of common stock are excluded from the computation of diluted net income per share in the nine months ended September 30, 2007 as they were antidilutive under the treasury stock method.

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

The following table is a reconciliation of the income and share amounts used in the calculation of basic net income per share and diluted net income per share:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Basic net income per share:
Net income	$4,863	$5,128	$11,538	$9,742
Weighted average common shares outstanding	21,550,827	15,887,186	21,550,827	15,892,329
Basic net income per share	$0.23	$0.32	$0.54	$0.61
Diluted net income per share:
Net income for diluted net income per share	$4,863	$5,128	$11,538	$9,742
Shares used in computing basic net income per share	21,550,827	15,887,186	21,550,827	15,892,329
Dilutive effect of restricted shares	4,193	—	8,697	—

Shares used in computing diluted net income per share	21,555,020	15,887,186	21,559,524	15,892,329

Diluted net income per share	$0.23	$0.32	$0.54	$0.61

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

In May 2007, the FASB issued FASB Staff Position No. FIN 48-1, Definition of Settlement in FASB Interpretation No. 48 (the “FSP”). The FSP provides guidance about how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. Under the FSP, a tax position could be effectively settled if a taxing authority has completed all of its required or expected examination procedures, if the entity does not intend to appeal or litigate the result and it is remote that the taxing authority would examine or re-examine the tax position. Application of the FSP shall be upon the initial adoption date of FIN 48. The FSP did not have a material impact on the Company’s consolidated financial statements.

ITEM 1—INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CARROLS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars except share and per share amounts)

(Unaudited)

	September 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$7,622	$3,939
Trade and other receivables	4,720	5,364
Inventories	4,939	4,677
Prepaid rent	2,755	4,130
Prepaid expenses and other current assets	6,990	5,367
Refundable income taxes	—	2,806
Deferred income taxes	4,549	4,539

Total current assets	31,575	30,822
Property and equipment, net	195,121	182,742
Franchise rights, net (Note 4)	80,856	83,268
Goodwill (Note 4)	124,934	124,934
Intangible assets, net (Note 4)	959	1,175
Franchise agreements, at cost less accumulated amortization of $5,562 and $5,431, respectively	5,683	5,793
Deferred income taxes	11,445	11,136
Other assets	12,181	12,989

Total assets	$462,754	$452,859

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current liabilities:
Current portion of long-term debt (Note 5)	$1,654	$2,477
Accounts payable	21,068	17,860
Accrued interest	3,539	7,861
Accrued payroll, related taxes and benefits	17,670	18,445
Accrued income taxes payable	331	—
Accrued real estate taxes	4,037	4,102
Other liabilities	11,791	10,623

Total current liabilities	60,090	61,368
Long-term debt, net of current portion (Note 5)	300,881	297,432
Lease financing obligations (Note 9)	54,393	58,571
Deferred income—sale-leaseback of real estate	30,428	31,391
Accrued postretirement benefits (Note 8)	6,948	6,370
Other liabilities (Note 7)	23,159	23,462

Total liabilities	475,899	478,594
Commitments and contingencies (Note 12)
Stockholder’s deficit:
Common stock, par value $1; authorized 1,000 shares, issued and outstanding— 10 shares at both dates	—	—
Additional paid-in capital	(9,554)	(10,601)
Accumulated deficit	(2,590)	(14,133)
Accumulated other comprehensive loss	(1,001)	(1,001)

Total stockholder’s deficit	(13,145)	(25,735)

Total liabilities and stockholder’s deficit	$462,754	$452,859

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARROLS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(In thousands of dollars)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Revenues:
Restaurant sales	$203,181	$189,254	$591,164	$561,719
Franchise royalty revenues and fees	328	343	997	1,002

Total revenues	203,509	189,597	592,161	562,721

Costs and expenses:
Cost of sales	58,866	53,000	169,062	158,299
Restaurant wages and related expenses (including stock- based compensation expense of $45, $0, $121 and $0, respectively)	59,519	55,047	174,029	164,007
Restaurant rent expense	11,101	9,004	32,687	27,183
Other restaurant operating expenses	30,276	28,577	86,230	82,466
Advertising expense	7,458	6,608	24,442	20,768
General and administrative (including stock-based compensation expense of $314, $0, $947 and $0, respectively)	12,325	11,839	38,773	36,187
Depreciation and amortization	8,107	8,397	23,685	25,177
Impairment losses (Note 3)	1,810	588	1,879	832
Other income (Note 10)	(303)	(1,389)	(650)	(1,389)

Total operating expenses	189,159	171,671	550,137	513,530

Income from operations	14,350	17,926	42,024	49,191
Interest expense	7,690	10,216	23,647	34,616
Loss on extinguishment of debt (Note 5)	—	—	1,485	—

Income before income taxes	6,660	7,710	16,892	14,575
Provision for income taxes (Note 6)	1,795	2,580	5,349	4,828

Net income	$4,865	$5,130	$11,543	$9,747

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARROLS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(In thousands of dollars)

(Unaudited)

	2007	2006
Cash flows provided from operating activities:
Net income	$11,543	$9,747
Adjustments to reconcile net income to net cash provided from operating activities:
Gain on disposals of property and equipment	(57)	—
Stock-based compensation expense	1,068	—
Depreciation and amortization	23,685	25,177
Amortization of deferred financing costs	940	1,098
Amortization of unearned purchase discounts	(1,616)	(1,616)
Amortization of deferred gains from sale-leaseback transactions	(1,460)	(897)
Impairment losses	1,879	832
Gain on settlements of lease financing obligations	(163)	(120)
Accretion of interest on lease financing obligations	397	281
Deferred income taxes	(319)	159
Loss on extinguishment of debt	1,485	—
Changes in other operating assets and liabilities	3,982	2,191

Net cash provided from operating activities	41,364	36,852

Cash flows used for investing activities:
Capital expenditures:
New restaurant development	(26,241)	(20,370)
Restaurant remodeling	(5,850)	(4,885)
Other restaurant capital expenditures	(6,825)	(5,478)
Corporate and restaurant information systems	(1,840)	(1,324)

Total capital expenditures	(40,756)	(32,057)
Properties purchased for sale-leaseback	(2,461)	(2,663)
Proceeds from sale-leaseback transactions	7,036	31,693
Proceeds from sales of other properties	1,623	—

Net cash used for investing activities	(34,558)	(3,027)

Cash flows used for financing activities:
Repayment of term loans under prior credit facility	(118,400)	—
Borrowings on revolving credit facility	45,500	—
Repayments on revolving credit facility	(44,300)	—
Proceeds from new senior credit facility	120,000	—
Scheduled principal payments on term loans	—	(1,650)
Principal pre-payments on term loans	—	(23,200)
Principal payments on capital leases	(262)	(305)
Expenses from initial public offering	(21)	—
Financing costs associated with issuance of debt	(1,228)	—
Settlement of lease financing obligations	(4,412)	(15,215)

Net cash used for financing activities	(3,123)	(40,370)

Net increase (decrease) in cash and cash equivalents	3,683	(6,545)
Cash and cash equivalents, beginning of period	3,939	9,331

Cash and cash equivalents, end of period	$7,622	$2,786

Supplemental disclosures:
Interest paid on long-term debt	$22,932	$24,752
Interest paid on lease financing obligations	$3,700	$8,665
Increase (decrease) in accruals for capital expenditures	$(348)	$601
Income taxes paid, net	$3,064	$2,753
Non-cash reduction of assets under lease financing obligation due to lease amendments	$—	$24,707
Non-cash reduction of lease financing obligations due to lease amendments	$—	$37,544
Capital lease obligations incurred	$88	$—

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

Business Description. At September 30, 2007 the Company operated, as franchisee, 325 quick-service restaurants under the trade name “Burger King” in 12 Northeastern, Midwestern and Southeastern states. At September 30, 2007, the Company also owned and operated 83 Pollo Tropical restaurants of which 80 were located in Florida and three were located in the New York City metropolitan area and franchised a total of 27 Pollo Tropical restaurants, consisting of 23 in Puerto Rico, two in Ecuador and two on college campuses in Florida. At September 30, 2007, the Company owned and operated 147 Taco Cabana restaurants located primarily in Texas and franchised two Taco Cabana restaurants in New Mexico and one in Georgia.

Fiscal Year. The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. All references herein to the fiscal years ended December 31, 2006 and January 1, 2006 will be referred to as the fiscal years ended December 31, 2006 and 2005, respectively. Similarly, all references herein to the three and nine months ended September 30, 2007 and October 1, 2006 will be referred to as the three and nine months ended September 30, 2007 and September 30, 2006, respectively. The years ended December 31, 2006 and 2005 each contained 52 weeks and the three and nine months ended September 30, 2007 and 2006 contained 13 and 39 weeks, respectively.

Basis of Presentation. The accompanying unaudited consolidated financial statements for the three and nine months ended September 30, 2007 and 2006 have been prepared without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission and do not include certain of the information and the footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of such financial statements have been included. The results of operations for the three and nine months ended September 30, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year.

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

Stock-based compensation related to these grants was $0.4 million and $1.1 million in the three and nine months ended September 30, 2007, respectively and the income tax benefit recognized in the consolidated statement of operations for stock-based compensation was $0.1 million and $0.3 million for the three and nine months ended September 30, 2007, respectively. There were no stock options issued or stock-based compensation expense recorded in the three or nine months ended September 30, 2006.

As of September 30, 2007, the total non-vested stock-based compensation expense relating to the stock options and restricted stock was approximately $4.5 million and the Company expects to record an additional $0.4 million as compensation expense for the remainder of 2007. The remaining weighted average vesting period for the stock options is 3.64 years and for the restricted shares is approximately 2.77 years at September 30, 2007.

Stock Options

A summary of all option activity for the nine months ended September 30, 2007 was as follows:

	2006 Plan
	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands) (1)
Options outstanding at January 1, 2007	1,241,750	$14.30
Options granted	10,500	15.81
Options forfeited	(25,800)	14.30

Options outstanding at September 30, 2007	1,226,450	$14.31	6.26	$—

Expected to vest at September 30, 2007	1,210,360	$14.31	6.26	$—

Options exercisable at September 30, 2007	—	$—	—	$—

(1)	The aggregate intrinsic value was calculated using the difference between the market price of Carrols Restaurant Group’s common stock at September 30, 2007 and the exercise price for only those awards that have an exercise price that is less than the market price of the Carrols Restaurant Group’s common stock at September 30.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(in thousands of dollars, except share amounts)

Restricted Shares

The restricted stock activity for the nine months ended September 30, 2007 was as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2007	75,800	$13.00
Shares granted	8,200	$14.58
Shares forfeited	(5,700)	$13.05

Nonvested at September 30, 2007	78,300	$13.16

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

During the third quarter of 2007 the Company impaired an underperforming Pollo Tropical restaurant located in Brooklyn, New York for $1.7 million. This restaurant was subsequently closed in the fourth quarter of 2007.

For the three and nine months ended September 30, 2007 and 2006, the Company recorded impairment losses on long-lived assets for its segments as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Burger King	$54	$—	$68	$224
Pollo Tropical	1,657	—	1,657	—
Taco Cabana	99	588	154	608

	$1,810	$588	$1,879	$832

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

	Pollo Tropical	Taco Cabana	Burger King	Total
Goodwill at September 30, 2007 and December 31, 2006	$56,307	$67,177	$1,450	$124,934

Burger King Franchise Rights. Amounts allocated to franchise rights for each Burger King acquisition are amortized using the straight-line method over the average remaining term of the acquired franchise agreements at January 1, 2002 plus one twenty-year renewal period. The Company assesses the potential impairment of franchise rights whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If an indicator of impairment exists, an estimate of the aggregate undiscounted future cash flows from the acquired restaurants is compared to the respective carrying value of franchise rights for each Burger King acquisition. If an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value. There were no impairment charges related to franchise rights for the three and nine months ended September 30, 2007 and 2006.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(in thousands of dollars, except share amounts)

Amortization expense related to Burger King franchise rights was $805 and $804 for the three months ended September 30, 2007 and 2006, respectively. Amortization expense related to Burger King franchise rights was $2,412 for both of the nine months ended September 30, 2007 and 2006, respectively. The estimated amortization expense for the year ending December 31, 2007 and for each of the five succeeding years is $3,216.

Intangible Assets. The Company acquired four Taco Cabana restaurants from a franchisee in 2005. Under Emerging Issues Task Force Issue No. 04-1, “Accounting for Preexisting Relationships between the Parties to a Business Combination” (“EITF 04-1”), certain reacquired rights, including the right to the acquirer’s trade name, are required to be recognized as intangible assets apart from goodwill. The Company allocated $1.6 million of the purchase price to this intangible asset. The Company recorded amortization expense relating to the intangible asset of approximately $72 for each of the three months ended September 30, 2007 and 2006, respectively. Amortization for each of the nine months ended September 30, 2007 and 2006 was $216. The Company expects the annual amortization expense for the year ending December 31, 2007 and for each of the five years ending 2008 through 2012 to be $289, $211, $133, $125, $117 and $99, respectively

	September 30, 2007		December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets	$1,610	$651	$1,610	$435

5. Long-term Debt

Long-term debt at September 30, 2007 and December 31, 2006 consisted of the following:

	September 30, 2007	December 31, 2006
Collateralized:
Revolving Credit facility	$1,200	$—
Senior Credit Facility-Term loan B facility	—	118,400
Senior Credit Facility-Term loan A facility	120,000
Unsecured:
9% Senior Subordinated Notes	180,000	180,000
Capital leases	1,335	1,509

	302,535	299,909
Less: current portion	(1,654)	(2,477)

	$300,881	$297,432

On March 9, 2007, the Company terminated its senior credit facility and entered into a new senior credit facility with a syndicate of lenders. The Company’s new senior credit facility totals approximately $185 million, consisting of $120 million principal amount of term loan A borrowings maturing on March 8, 2013 (or earlier on September 30, 2012 if the Company’s 9% Senior Subordinated Notes due 2013 are not refinanced by June 30, 2012) and a $65.0 million revolving facility (including a sub limit of up to $25.0 million for letters of credit and up to $5.0 million for swingline loans), maturing on March 8, 2012. The term loan A borrowings and an additional $4.3 million of revolver borrowings from this facility were used to repay all outstanding borrowings and other obligations under the Company’s prior senior credit facility and to pay certain fees and expenses incurred in connection with the new senior credit facility. The Company also recorded a $1.5 million loss on extinguishment of debt in the nine months ended September 30, 2007 for the write-off of deferred financing costs related to the prior senior credit facility.

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

Under the new senior credit facility, the Company is also required to make mandatory prepayments of principal on term loan A facility borrowings (a) annually in an amount up to 50% of Excess Cash Flow depending upon the Company’s Total Leverage Ratio (as such terms are defined in the new senior credit facility), (b) in the event of certain dispositions of assets (all subject to certain exceptions) and insurance proceeds, in an amount equal to 100% of the net proceeds received by the Company there from, and (c) in an amount equal to 100% of the net proceeds from any subsequent issuance of debt.

In general, the Company’s obligations under the new senior credit facility are guaranteed by the Company and all of the Company’s material subsidiaries and are collateralized by a pledge of the Company’s common stock and the stock of each of the Company’s material subsidiaries. The new senior credit facility contains certain covenants, including, without limitation, those limiting the Company’s ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of its business, engage in transactions with related parties, make certain investments or pay dividends. In addition, the Company is required to meet certain financial ratios, including fixed charge coverage, senior leverage, and total leverage ratios (all as defined under the new senior credit facility). The Company was in compliance with the covenants under its new senior credit facility as of September 30, 2007.

At September 30, 2007, $120.0 million principal amount of term loan borrowings were outstanding under the term loan A facility and $1.2 million of borrowings were outstanding under the revolving credit facility. After reserving $16.0 million for letters of credit guaranteed by the facility, $47.8 million was available for borrowings under the revolving credit facility at September 30, 2007.

On December 15, 2004, the Company issued $180 million of 9% Senior Subordinated Notes due 2013, which are referred to herein as the “senior subordinated notes.” Restrictive covenants under the senior subordinated notes include limitations with respect to the Carrols’ ability to issue additional debt, incur liens, sell or acquire assets or businesses, pay dividends and make certain investments. At both September 30, 2007 and December 31, 2006, $180.0 million principal amount of the senior subordinated notes was outstanding.

6. Income Taxes

The income tax provision for the three and nine months ended September 30, 2007 and 2006 was comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Current	$1,904	$1,072	$5,668	$4,669
Deferred	(109)	1,508	(319)	159

	$1,795	$2,580	$5,349	$4,828

The provision for income taxes for the three and nine months ended September 30, 2007 was derived using an estimated effective annual income tax rate for 2007 of 36.5% as well as the effect of any discrete tax items occurring in those periods. In addition to the discrete tax adjustment discussed in the following paragraph, the Company also recorded in the three months ended September 30, 2007 a reduction of tax expense of $0.2 million related to a reduction of valuation allowances for deferred taxes pertaining to state net operating loss carry forwards.

The Company adopted the provisions of Financial Standards Accounting Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, (“FIN 48”), an interpretation of FASB Statement No. 109 (“SFAS 109”), on

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(in thousands of dollars, except share amounts)

January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no material adjustment in its consolidated financial statements. As of the adoption date of January 1, 2007, the Company had $0.6 million of unrecognized tax benefits. During the three months ended September 30, 2007 the statute of limitations affecting the taxing jurisdictions pertaining to $0.5 million of unrecognized tax benefits and $0.1 million of accrued interest expired. The Company recorded this tax benefit as a discrete tax item in the third quarter of 2007. At September 30, 2007 the Company has no remaining unrecognized tax benefits. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2007, the Company had no accrued interest related to uncertain tax positions.

For the nine months ended September 30, 2007 the Company has recorded total discrete tax adjustments reducing income tax expense of $0.8 million.

The provision for income taxes for the three and nine months ended September 30, 2006 was derived using an estimated effective annual income tax rate for 2006 of 33.5%. There were no discrete tax items affecting the provision for income taxes in the three and nine months ended September 30, 2006.

The tax years 2004-2006 remain open to examination by the major taxing jurisdictions to which the Company is subject.

On July 12, 2007, the Michigan Business Tax (the “MBT Act”) was signed into law, which provides a comprehensive restructuring of Michigan’s principal business taxes effective January 1, 2008. The MBT Act replaces the Michigan Single Business Tax that is scheduled to expire at the end of 2007. The effect of the MBT Act did not materially impact the Company’s consolidated financial statements.

7. Other Liabilities, Long-Term

Other liabilities, long-term, at September 30, 2007 and December 31, 2006 consisted of the following:

	September 30, 2007	December 31, 2006
Unearned purchase discounts	$2,854	$4,526
Accrued occupancy costs	9,476	8,683
Accrued workers’ compensation costs	4,650	4,595
Other	6,179	5,658

	$23,159	$23,462

In 2001, management decided to close seven Taco Cabana restaurants in the Phoenix, Arizona market and discontinue restaurant development underway in that market. At September 30, 2007 and December 31, 2006, the Company had $0.6 million and $0.7 million in lease liability reserves, respectively, for the remaining locations that are included in accrued occupancy costs.

8. Postretirement Benefits

The Company provides postretirement medical and life insurance benefits covering substantially all Burger King administrative and restaurant management salaried employees. A December 31 measurement date is used for postretirement benefits.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(in thousands of dollars, except share amounts)

The following summarizes the components of net periodic benefit cost:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Components of net periodic benefit cost:
Service cost	$124	$118	$370	$354
Interest cost	101	85	304	251
Amortization of gains and losses	24	21	72	63
Amortization of unrecognized prior service cost	1	(8)	4	(22)

Net periodic postretirement benefit cost	$250	$216	$750	$646

During the three and nine months ended September 30, 2007, the Company made contributions of $56 and $172 to its postretirement plan to pay current benefits. The Company expects to make additional contributions during 2007.

On November 1, 2007 the Company amended its postretirement medical and life insurance benefits covering substantially all Burger King administrative and restaurant management personnel. The amendment included an elimination of life insurance benefits for active employees who retire after December 31, 2007 and increases in retiree contributions for both current and future retirees effective January 1, 2008. These amendments will reduce postretirement benefit obligations and costs beginning in the fourth quarter of 2007.

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

As a result of these transactions, rent expense in the nine months ended September 30, 2007 includes an additional $2.0 million of expense compared to nine months ended September 30, 2006. Also as a result of these transactions, the nine months ended September 30, 2006 includes additional depreciation expense of $0.6 million and additional interest expense of $1.3 million and $2.6 million as compared to the nine months ended September 30, 2007. Interest expense associated with lease financing obligations, including settlement gains and losses, for the three months ended September 30, 2007 and 2006 was $1.4 million and $1.7 million, respectively and for the nine months ended September 30, 2007 and 2006 was $4.2 million and $8.9 million, respectively.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(in thousands of dollars, except share amounts)

10. Other Income

In the first quarter of 2007, the Company recorded a gain of $0.3 million related to sale of one of its Taco Cabana restaurant properties. In the third quarter of 2007, the Company recorded a gain of $0.3 million related to the sale of one of its non-operating Burger King restaurant properties.

During the third quarter of 2006, the Company reduced its lease liability reserves by $0.3 million due to an increase in the Company’s estimates for future sublease income at such locations and also reduced collection reserves previously established for a $1.1 million note receivable related to the sale of leasehold improvements at two of the closed locations that were written off as part of the restructuring charge in 2001. This note was paid in full in the fourth quarter of 2006. The effect of these transactions is presented in other income in the Consolidated Statements of Operations.

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

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(in thousands of dollars, except share amounts)

Three Months Ended	Pollo Tropical	Taco Cabana	Burger King	Other	Consolidated
September 30, 2007:
Total revenues	$42,560	$61,254	$99,695	$—	$203,509
Cost of sales	13,697	18,532	26,637	—	58,866
Restaurant wages and related expenses	10,495	17,652	31,327	45	59,519
General and administrative expenses (1)	2,188	2,655	7,168	314	12,325
Depreciation and amortization	1,763	2,163	3,827	354	8,107
Segment EBITDA	7,778	7,348	9,197
Capital expenditures, including acquisitions	5,202	5,043	2,437	347	13,029
September 30, 2006:
Total revenues	$38,239	$58,062	$93,296	$—	$189,597
Cost of sales	12,178	16,835	23,987	—	53,000
Restaurant wages and related expenses	9,869	16,493	28,685	—	55,047
General and administrative expenses (1)	2,047	2,749	7,043	—	11,839
Depreciation and amortization	1,256	2,517	4,297	327	8,397
Segment EBITDA	6,491	9,854	9,177
Capital expenditures, including acquisitions	5,047	4,795	1,771	322	11,935

Nine Months Ended
September 30, 2007:
Total revenues	$126,846	$180,222	$285,093	$—	$592,161
Cost of sales	41,238	53,485	74,339	—	169,062
Restaurant wages and related expenses	31,460	51,526	90,922	121	174,029
General and administrative expenses (1)	7,221	8,256	22,349	947	38,773
Depreciation and amortization	4,927	6,337	11,428	993	23,685
Segment EBITDA	21,867	22,723	23,416
Capital expenditures, including acquisitions	18,442	13,086	7,388	1,840	40,756
September 30, 2006:
Total revenues	$115,303	$171,983	$275,435	$—	$562,721
Cost of sales	37,151	49,860	71,288	—	158,299
Restaurant wages and related expenses	28,842	48,728	86,437	—	164,007
General and administrative expenses (1)	6,310	8,606	21,271	—	36,187
Depreciation and amortization	4,038	6,580	13,573	986	25,177
Segment EBITDA	21,797	25,669	26,345
Capital expenditures, including acquisitions	13,050	11,633	6,050	1,324	32,057
Identifiable Assets:
At September 30, 2007	$54,897	$77,383	$149,628	$180,846	$462,754
At December 31, 2006	46,617	71,601	155,272	179,369	452,859

(1)	For the Pollo Tropical and Taco Cabana segments, such amounts include general and administrative expenses related directly to each segment. For the Burger King segment such amounts include general and administrative expenses related directly to the Burger King segment as well as expenses associated with administrative support to all of the Company’s segments including executive management, information systems and certain accounting, legal and other administrative functions.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(in thousands of dollars, except share amounts)

A reconciliation of segment EBITDA to consolidated net income is as follows:

	Six Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Segment EBITDA:
Pollo Tropical	$7,778	$6,491	$21,867	$21,797
Taco Cabana	7,348	9,854	22,723	25,669
Burger King	9,197	9,177	23,416	26,345

Subtotal	24,323	25,522	68,006	73,811
Less:
Depreciation and amortization	8,107	8,397	23,685	25,177
Impairment losses	1,810	588	1,879	832
Interest expense	7,690	10,216	23,647	34,616
Loss on extinguishment of debt	—	—	1,485	—
Provision for income taxes	1,795	2,580	5,349	4,828
Stock-based compensation expense	359	—	1,068	—
Other income	(303)	(1,389)	(650)	(1,389)

Net income	$4,865	$5,130	$11,543	$9,747

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

On November 30, 2002, four former hourly employees commenced a lawsuit against the Company in the United States District Court for the Western District of New York entitled Dawn Seever, et al. v. Carrols Corporation. The lawsuit alleges, in substance, that the Company violated certain minimum wage laws under the Federal Fair Labor Standards Act and related state laws by requiring employees to work without recording their time and by retaliating against those who complained. The plaintiffs seek damages, costs and injunctive relief. They also seek to notify, and eventually certify, a class consisting of current and former employees who, since 1998, have worked, or are working, for the Company. As a result of the July 21, 2005 Status Conference, the parties agreed to withdraw Plaintiff’s Motions to Certify and for National Discovery, and Defendant’s Motion to Disqualify Counsel and related motions, to allow both sides limited additional discovery. The Company has since filed a Motion for Summary Judgment as to the existing plaintiffs that the Court has under consideration. On January 19, 2007, plaintiffs re-filed the Motion to certify and for National Discovery. The Company has opposed such Motions. The Company has also moved to disqualify the Plaintiffs from representing the class and to strike the purported evidence presented in support of the motion to certify. The various motions are scheduled for hearing on November 19, 2007. It is too early to evaluate the likelihood of an unfavorable outcome or estimate the amount or

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(in thousands of dollars, except share amounts)

range of potential loss, if any. Consequently, it is not possible to predict what adverse impact, if any, this case could have on the Company’s consolidated financial statements. The Company intends to continue to contest this case vigorously.

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

In May 2007, the FASB issued FASB Staff Position No. FIN 48-1, Definition of Settlement in FASB Interpretation No. 48 (the “FSP”). The FSP provides guidance about how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. Under the FSP, a tax position could be effectively settled if a taxing authority has completed all of its required or expected examination procedures, if the entity does not intend to appeal or litigate the result and it is remote that the taxing authority would examine or re-examine the tax position. Application of the FSP shall be upon the initial adoption date of FIN 48. The FSP did not have a material impact on the Company’s consolidated financial statements.

14. Guarantor Financial Statements

The Company’s obligations under the senior subordinated notes are jointly and severally guaranteed in full on an unsecured senior subordinated basis by certain of the Company’s subsidiaries (“Guarantor Subsidiaries”), all of which are directly or indirectly wholly-owned by the Company. These subsidiaries are:

Cabana Beverages, Inc.

Cabana Bevco LLC

Carrols Realty Holdings Corp.

Carrols Realty I Corp.

Carrols Realty II Corp.

Carrols J.G. Corp.

Quanta Advertising Corp.

Pollo Franchise, Inc.

Pollo Operations, Inc.

Taco Cabana, Inc.

TP Acquisition Corp.

TC Bevco LLC

T.C. Management, Inc.

TC Lease Holdings III, V and VI, Inc.

Get Real, Inc.

Texas Taco Cabana, L.P.

TPAQ Holding Corporation

The following supplemental financial information sets forth on a consolidating basis, balance sheets as of September 30, 2007 and December 31, 2006 for the Parent Company Only, Guarantor Subsidiaries and for the Company and the related statements of operations and cash flows for the three and nine months ended September 30, 2007 and 2006.

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

CONSOLIDATING BALANCE SHEET

September 30, 2007

(In thousands of dollars)

(Unaudited)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$5,176	$2,446	$—	$7,622
Trade and other receivables	1,217	3,503	—	4,720
Inventories	2,993	1,946	—	4,939
Prepaid rent	1,028	1,727	—	2,755
Prepaid expenses and other current assets	2,939	4,051	—	6,990
Deferred income taxes	2,655	1,894	—	4,549

Total current assets	16,008	15,567	—	31,575
Property and equipment, net	61,933	187,690	(54,502)	195,121
Franchise rights, net	80,856	—	—	80,856
Goodwill	1,450	123,484	—	124,934
Intangible assets, net	—	959	—	959
Franchise agreements, net	5,683	—	—	5,683
Intercompany receivable (payable)	159,093	(159,650)	557	—
Investment in subsidiaries	37,204		(37,204)	—
Deferred income taxes	5,420	6,995	(970)	11,445
Other assets	7,573	6,357	(1,749)	12,181

Total assets	$375,220	$181,402	$(93,868)	$462,754

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$1,589	$65	$—	$1,654
Accounts payable	10,410	10,658	—	21,068
Accrued interest	3,539	—	—	3,539
Accrued payroll, related taxes and benefits	10,235	7,435	—	17,670
Accrued income taxes payable	331	—		331
Accrued real estate taxes	245	3,792	—	4,037
Other liabilities	8,524	3,267	—	11,791

Total current liabilities	34,873	25,217	—	60,090
Long-term debt, net of current portion	299,833	1,048	—	300,881
Lease financing obligations	14,892	107,929	(68,428)	54,393
Deferred income—sale-leaseback of real estate	16,590	5,725	8,113	30,428
Accrued postretirement benefits	6,948	—	—	6,948
Other liabilities	15,229	7,519	411	23,159

Total liabilities	388,365	147,438	(59,904)	475,899
Commitments and contingencies
Stockholder’s equity (deficit)	(13,145)	33,964	(33,964)	(13,145)

Total liabilities and stockholder’s equity (deficit)	$375,220	$181,402	$(93,868)	$462,754

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

CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended September 30, 2007

(In thousands of dollars)

(Unaudited)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
Revenues:
Restaurant sales	$99,695	$103,486	$—	$203,181
Franchise royalty revenues and fees	—	328	—	328

Total revenues	99,695	103,814	—	203,509

Costs and expenses:
Cost of sales	26,637	32,229	—	58,866
Restaurant wages and related expenses (including stock-based compensation expense of $45)	31,374	28,145	—	59,519
Restaurant rent expense	5,951	3,841	1,309	11,101
Other restaurant operating expenses	15,105	15,171	—	30,276
Advertising expense	4,310	3,148	—	7,458
General and administrative (including stock based compensation expense of $314)	6,890	5,435	—	12,325
Depreciation and amortization	4,037	4,379	(309)	8,107
Impairment losses	54	1,756	—	1,810
Other income	(303)	—	—	(303)

Total operating expenses	94,055	94,104	1,000	189,159

Income from operations	5,640	9,710	(1,000)	14,350
Interest expense	6,632	2,515	(1,457)	7,690
Intercompany interest allocations	(4,557)	4,557	—	—

Income before income taxes	3,565	2,638	457	6,660
Provision for income taxes	502	1,067	226	1,795
Equity income from subsidiaries	1,802	—	(1,802)	—

Net income	$4,865	$1,571	$(1,571)	$4,865

CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended September 30, 2006

(In thousands of dollars)

(Unaudited)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
Revenues:
Restaurant sales	$93,296	$95,958	$—	$189,254
Franchise royalty revenues and fees	—	343	—	343

Total revenues	93,296	96,301	—	189,597

Costs and expenses:
Cost of sales	23,987	29,013	—	53,000
Restaurant wages and related expenses	28,521	26,526	—	55,047
Restaurant rent expense	5,781	3,223	—	9,004
Other restaurant operating expenses	14,606	12,735	1,236	28,577
Advertising expense	4,017	2,591	—	6,608
General and administrative	6,463	5,376	—	11,839
Depreciation and amortization	4,452	4,247	(302)	8,397
Impairment losses	—	588	—	588
Other income	—	(1,389)		(1,389)

Total operating expenses	87,827	82,910	934	171,671

Income from operations	5,469	13,391	(934)	17,926
Interest expense	8,936	2,505	(1,225)	10,216
Intercompany interest allocations	(4,557)	4,557	—	—

Income before income taxes	1,090	6,329	291	7,710
Provision for income taxes	480	2,207	(107)	2,580
Equity income from subsidiaries	4,520	—	(4,520)	—

Net income	$5,130	$4,122	$(4,122)	$5,130

CONSOLIDATING STATEMENT OF OPERATIONS

Nine months Ended September 30, 2007

(In thousands of dollars)

(Unaudited)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
Revenues:
Restaurant sales	$285,093	$306,071	$—	$591,164
Franchise royalty revenues and fees	—	997	—	997

Total revenues	285,093	307,068	—	592,161

Costs and expenses:
Cost of sales	74,339	94,723	—	169,062
Restaurant wages and related expenses (including stock-based compensation expense of $121)	90,994	83,035	—	174,029
Restaurant rent expense	17,732	11,050	3,905	32,687
Other restaurant operating expenses	43,415	42,815	—	86,230
Advertising expense	12,920	11,522	—	24,442
General and administrative (including stock based compensation expense of $947)	20,474	18,299	—	38,773
Depreciation and amortization	11,981	12,626	(922)	23,685
Impairment loss	68	1,811	—	1,879
Other income	(303)	(347)	—	(650)

Total operating expenses	271,620	275,534	2,983	550,137

Income from operations	13,473	31,534	(2,983)	42,024
Interest expense	20,449	7,542	(4,344)	23,647
Loss on extinguishment of debt	1,485	—	—	1,485
Intercompany interest allocations	(13,669)	13,669	—	—

Income before income taxes	5,208	10,323	1,361	16,892
Provision for income taxes	1,010	3,826	513	5,349
Equity income from subsidiaries	7,345	—	(7,345)	—

Net income	$11,543	$6,497	$(6,497)	$11,543

CONSOLIDATING STATEMENT OF OPERATIONS

Nine months Ended September 30, 2006

(In thousands of dollars)

(Unaudited)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
Revenues:
Restaurant sales	$275,435	$286,284	$—	$561,719
Franchise royalty revenues and fees	—	1,002	—	1,002

Total revenues	275,435	287,286	—	562,721

Costs and expenses:
Cost of sales	71,288	87,011	—	158,299
Restaurant wages and related expenses	86,044	77,963	—	164,007
Restaurant rent expense	16,329	9,522	1,332	27,183
Other restaurant operating expenses	42,089	39,141	1,236	82,466
Advertising expense	11,676	9,092	—	20,768
General and administrative	19,451	16,736	—	36,187
Depreciation and amortization	14,057	11,706	(586)	25,177
Impairment losses	224	608	—	832
Other income	—	(1,389)		(1,389)

Total operating expenses	261,158	250,390	1,982	513,530

Income from operations	14,277	36,896	(1,982)	49,191
Interest expense	29,333	7,993	(2,710)	34,616
Intercompany interest allocations	(13,669)	13,669	—	—

Income (loss) before income taxes	(1,387)	15,234	728	14,575
Provision (benefit) for income taxes	(496)	5,336	(12)	4,828
Equity income from subsidiaries	10,638	—	(10,638)	—

Net income	$9,747	$9,898	$(9,898)	$9,747

CONSOLIDATING STATEMENT OF CASH FLOWS

Nine months Ended September 30, 2007

(In thousands of dollars)

(Unaudited)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
Cash flows provided from operating activities:
Net income	$11,543	$6,497	$(6,497)	$11,543
Adjustments to reconcile net income to net cash provided from operating activities:
Gain on disposals of property and equipment	(122)	65	—	(57)
Stock-based compensation expense	794	274	—	1,068
Depreciation and amortization	11,981	12,626	(922)	23,685
Amortization of deferred financing costs	898	108	(66)	940
Amortization of unearned purchase discounts	(1,616)	—	—	(1,616)
Amortization of deferred gains from sale-leaseback transactions	(889)	(267)	(304)	(1,460)
Impairment losses	68	1,811	—	1,879
Gain on settlements of lease finanacing obligations	(163)	—	—	(163)
Accretion of interest on lease financing obligations	46	351	—	397
Deferred income taxes	(208)	(234)	123	(319)
Loss on extinguishment of debt	1,485	—	—	1,485
Changes in other operating assets and liabilities	(8,441)	4,757	7,666	3,982

Net cash provided from operating activities	15,376	25,988	—	41,364

Cash flows used for investing activities:
Capital expenditures:
New restaurant development	(878)	(25,363)	—	(26,241)
Restaurant remodeling	(3,615)	(2,235)	—	(5,850)
Other restaurant capital expenditures	(2,895)	(3,930)	—	(6,825)
Corporate and restaurant information systems	(1,707)	(133)	—	(1,840)

Total capital expenditures	(9,095)	(31,661)	—	(40,756)
Properties purchased for sale-leaseback	—	(2,461)	—	(2,461)
Proceeds from sale-leaseback transactions	—	2,755	4,281	7,036
Proceeds from sales of other properties	644	979	—	1,623

Net cash used for investing activities	(8,451)	(30,388)	4,281	(34,558)

Cash flows provided from (used for) financing activities:
Repayment of term loans under prior credit facility	(118,400)	—	—	(118,400)
Borrowings on revolving credit facility	45,500	—	—	45,500
Repayments on revolving credit facility	(44,300)	—	—	(44,300)
Proceeds from new senior credit facility	120,000	—	—	120,000
Principal payments on capital leases	(70)	(192)	—	(262)
Expenses from initial public offering	(21)	—	—	(21)
Financing costs associated with issuance of debt	(1,228)	(137)	137	(1,228)
Proceeds from lease financing obligations	—	4,418	(4,418)	—
Settlement of lease financing obligations	(4,412)	—	—	(4,412)

Net cash provided from (used for) financing activities	(2,931)	4,089	(4,281)	(3,123)

Net increase (decrease) in cash and cash equivalents	3,994	(311)	—	3,683
Cash and cash equivalents, beginning of period	1,182	2,757	—	3,939

Cash and cash equivalents, end of period	$5,176	$2,446	$—	$7,622

CONSOLIDATING STATEMENT OF CASH FLOWS

Nine months Ended September 30, 2006

(In thousands of dollars)

(Unaudited)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
Cash flows provided from operating activities:
Net income	$9,747	$9,898	$(9,898)	$9,747
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	14,057	11,706	(586)	25,177
Amortization of deferred financing costs	1,027	198	(127)	1,098
Amortization of unearned purchase discounts	(1,616)	—	—	(1,616)
Amortization of deferred gains from sale-leaseback transactions	(505)	(160)	(232)	(897)
Impairment losses	224	608	—	832
Accretion of interest on lease financing obligations	(53)	343	(9)	281
Deferred income taxes	123	(222)	258	159
Gain on settlements of lease financing obligations, net	(309)	—	189	(120)
Changes in other operating assets and liabilities	2,815	(11,029)	10,405	2,191

Net cash provided from operating activities	25,510	11,342	—	36,852

Cash flows provided from (used for) investing activities:
Capital expenditures:
New restaurant development	(87)	(20,283)	—	(20,370)
Restaurant remodeling	(3,474)	(1,411)	—	(4,885)
Other restaurant capital expenditures	(2,489)	(2,989)	—	(5,478)
Corporate and restaurant information systems	(982)	(342)	—	(1,324)

Total capital expenditures	(7,032)	(25,025)	—	(32,057)
Properties purchased for sale-leaseback	(1,008)	(1,655)	—	(2,663)
Deposit on properties purchased for sale-leaseback	—	—	—	—
Proceeds from sales of other properties	10,348	10,801	10,544	31,693

Net cash provided from (used for) investing activities	2,308	(15,879)	10,544	(3,027)

Cash flows provided from (used for) financing activities:
Scheduled principal payments on term loans	(1,650)	—	—	(1,650)
Principal payments on capital leases	(118)	(187)	—	(305)
Principal pre-payments on term loans	(23,200)	—	—	(23,200)
Settlement of lease financing obligations	(8,660)	(6,555)	—	(15,215)
Proceeds from lease financing obligations	—	11,130	(11,130)	—
Financing costs associated with issuance of debt and lease financing obligations	—	(586)	586	—

Net cash provided from (used for) financing activities	(33,628)	3,802	(10,544)	(40,370)

Net decrease in cash and cash equivalents	(5,810)	(735)	—	(6,545)
Cash and cash equivalents, beginning of period	7,493	1,838	—	9,331

Cash and cash equivalents, end of period	$1,683	$1,103	$—	$2,786

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

We use a 52-53 week fiscal year ending on the Sunday closest to December 31. All references herein to the fiscal years ended December 31, 2006 and January 1, 2006 will be referred to as the fiscal years ended December 31, 2006 and 2005, respectively. Similarly, all references herein to the three and nine months ended September 30, 2007 and October 1, 2006 will be referred to as the three and nine months ended September 30, 2007 and September 30, 2006, respectively. The years ended December 31, 2006 and 2005 each contained 52 weeks and the three and nine months ended September 30, 2007 and 2006 each contained 13 and 39 weeks, respectively.

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

The following MD&A is written to help the reader understand our company. The MD&A is provided as a supplement to, and should be read in conjunction with, the Consolidated Financial Statements and the accompanying financial statement notes of each of Carrols Restaurant Group and Carrols appearing elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2006 as well as our previous quarterly reports on Form 10-Q for 2007. The overview provides our perspective on the individual sections of MD&A, which include the following:

Company Overview—a general description of our business and our key financial measures.

Recent and Future Events Affecting Our Results of Operations—a description of recent events that affect, and future events that may affect, our results of operations.

Executive Summary—an executive review of our performance for the three months ended September 30, 2007.

Liquidity and Capital Resources—an analysis of historical information regarding our sources of cash and capital expenditures, the existence and timing of commitments and contingencies, changes in capital resources and a discussion of cash flow items affecting liquidity.

Results of Operations—an analysis of our results of operations for the three and nine months ended September 30, 2007 compared to the three and nine months ended September 30, 2006.

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

Company Overview

We are one of the largest restaurant companies in the United States operating three restaurant brands in the quick-casual and quick-service restaurant segments with 555 restaurants located in 16 states as of September 30, 2007. We have been operating restaurants for more than 45 years. We own and operate two Hispanic restaurant brands, Pollo Tropical and Taco Cabana (together referred to by us as our Hispanic Brands), which we acquired in 1998 and 2000, respectively. We are also the largest Burger King franchisee, based on the number of restaurants, and have operated Burger King restaurants since 1976. As of September 30, 2007, our company-owned restaurants included 83 Pollo Tropical restaurants and 147 Taco Cabana restaurants, and we operated 325 Burger King restaurants under franchise agreements. We also franchise our Hispanic Brand restaurants with 30 franchised restaurants located in Puerto Rico, Ecuador and the United States as of September 30, 2007. We believe that the diversification and strength of our restaurant brands as well as the geographic dispersion of our restaurants provide us with stability and enhanced growth opportunities. Our primary growth strategy is to develop new company-owned Hispanic Brand restaurants. For the nine months ended September 30, 2007 and 2006, we had total revenues of $592.2 million and $562.7 million, respectively, and net income of $11.5 million and $9.7 million, respectively.

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

•

General and administrative expenses are comprised primarily of (1) salaries and expenses associated with corporate and administrative functions that support the development and operations of our restaurants, (2) legal and professional fees, including external auditing and related costs, (3) stock-based compensation expense and (4) costs associated with being a publicly-held company.

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

Due to the reduction of outstanding debt as a result of our IPO and also to lower LIBOR margin percentages under the new senior credit facility of approximately 1%, we anticipate that interest expense in the fourth quarter of 2007 will be lower than in the fourth quarter of 2006. In addition, we recorded a pretax charge of $1.5 million in the first quarter of 2007 related to the write off of unamortized deferred financing costs associated with the prior senior credit facility.

Issuance of Stock Options and Restricted Shares

In connection with the IPO, we granted options to purchase 1,241,750 shares of our common stock and issued 75,800 shares of restricted stock under our 2006 Stock Incentive Plan to certain of our employees and directors in December 2006. In the three and nine months ended September 30, 2007, stock-based compensation expense was $0.4 million and $1.1 million, respectively. We will record total compensation expense of approximately $1.5 million in 2007 and additional compensation expense over the next four fiscal years. In addition, we will likely incur additional stock-based compensation expense in future periods for any additional stock option and restricted share grants we make.

Public Company Costs

As a public company, we will incur significant legal, accounting and other costs that we have not previously incurred as a private company. The Sarbanes-Oxley Act of 2002 and related rules of the Securities and Exchange Commission and The NASDAQ Stock Market regulate corporate governance practices of public companies. We expect that compliance with these public company requirements, including ongoing costs to comply with Section 404 of the Sarbanes-Oxley Act, which includes documenting, reviewing and testing our internal controls, will increase our general and administrative costs. These costs will also include the costs of our independent registered public accounting firm to issue an opinion on the effectiveness of our internal controls on an annual basis. We will also incur higher costs for director and officer liability insurance. We anticipate additional expenses in 2007 as a consequence of becoming a public company of approximately $2.0 million to $2.1 million.

Future Burger King Restaurant Closures

We evaluate the performance of our Burger King restaurants on an ongoing basis. Such evaluation includes many factors, including our assessment of the anticipated future operating results of the restaurant, the cost of required capital improvements that we would need to commit for such restaurants and the location of the restaurant in its current market. If we determine that a Burger King restaurant is underperforming, we may elect to close such restaurant. We closed eight Burger King restaurants in 2006 and three Burger King restaurants in the first nine months of 2007. Excluding any Burger King restaurants which we may relocate under a new franchise agreement in the same market area, we currently anticipate that we will likely elect to close two Burger King restaurants in the fourth quarter of 2007 and seven Burger King restaurants in 2008. Based on the operating results of such closed restaurants, we believe that the future impact on our consolidated results of operations as a result of such restaurant closures will not be material, although there can be no assurance in this regard. Our determination of whether to close such restaurants is subject to further evaluation and may change. We may also elect to close additional Burger King restaurants in the future.

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

During the second quarter of 2007, we exercised our right of first refusal under the leases for five restaurant properties previously accounted for as lease financing obligations and purchased these properties from the lessor. As a result, we reduced our lease financing obligations by $4.4 million.

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

Postretirement Benefits

On November 1, 2007 the Company amended its postretirement medical and life insurance benefits covering substantially all Burger King administrative and restaurant management personnel. The amendment included an elimination of life insurance benefits for active employees who retire after December 31, 2007 and increases in retiree contributions for both current and future retirees effective January 1, 2008. These amendments will reduce future postretirement benefit obligations and costs beginning in the fourth quarter of 2007.

Executive Summary - Operating Performance for the Three Months Ended September 30, 2007

In the first nine months of 2007, we have opened seven new Pollo Tropical restaurants and seven new Taco Cabana restaurants and closed three Burger King restaurants and three Taco Cabana restaurants.

Total revenues in the third quarter of 2007 increased 7.3% to $203.5 million from $189.6 million in the third quarter of 2006. Revenues from our Hispanic Brand restaurants increased 7.8% to $103.8 million in the third quarter of 2007 from $96.3 million in the third quarter of 2006 and revenues from our Burger King restaurants increased 6.9% to $99.7 million in the third quarter of 2007 from $93.3 million in the third quarter of 2006.

Pollo Tropical revenues increased 11.3% to $42.6 million during the third quarter of 2007 from $38.2 million in the third quarter of 2006 due primarily to the opening of 13 new Pollo Tropical restaurants since the beginning of the third quarter of 2006 and a comparable restaurant sales increase at our Pollo Tropical restaurants of 2.3% in the third quarter of 2007.

Taco Cabana revenues increased 5.5% to $61.3 million during the third quarter of 2007 from $58.1 million in the third quarter of 2006 due to the opening of twelve new Taco Cabana restaurants since the beginning of the third quarter of 2006. Comparable restaurant sales at Taco Cabana increased 1.2% in the third quarter of 2007.

Total restaurant sales at our Burger King restaurants increased $6.4 million in the third quarter of 2007 due to a comparable restaurant sales increase of 7.8% driven primarily from a 6.0% increase in customer traffic, offset in part from the closure of five Burger King restaurants since the beginning of the third quarter of 2006.

Restaurant operating margins were negatively impacted in the third quarter of 2007 by higher food costs which increased 1.0%, as a percentage of total restaurant sales, when compared to the third quarter of 2006. This was primarily a result of higher beef and cheese costs at our Burger King and Taco Cabana restaurants, as well as less significant increases in nearly all of other key commodities as well as lower margins on new menu items introduced in 2007 at our Pollo Tropical restaurants.

Advertising expenditures increased 0.4%, as a percentage of total restaurant sales, in the third quarter of 2007 due to the timing of expenditures at our Pollo Tropical and Taco Cabana restaurants.

General and administrative expenses were $12.3 million in the third quarter of 2007, or 6.1% of restaurant sales, compared to $11.8 million, or 6.3% of total restaurant sales, in the third quarter of 2006 mostly due to higher costs associated with being a public entity and stock compensation expense of $0.3 million in the third quarter of 2007.

Interest expense decreased $2.5 million to $7.7 million in the third quarter of 2007 from $10.2 million in the third quarter of 2006 primarily due to lower average outstanding debt balances from the prepayments of borrowings under our prior senior credit facility since the beginning of the third quarter of 2006, including the repayment of $68.0 million in term loan borrowings from the proceeds of our IPO in December 2006. In addition, our operating subsidiary, Carrols, completed the refinancing of its senior credit facility the first quarter of 2007. As a result of the refinancing, LIBOR margins on our senior secured borrowings were lowered by approximately 1%.

During the third quarter of 2007 we incurred an impairment charge of $1.7 million associated with an underperforming Pollo Tropical restaurant located in Brooklyn, New York. This restaurant was subsequently closed in the fourth quarter of 2007.

Net income was $4.9 million in the third quarter of 2007 compared to $5.1 million in the third quarter of 2006.

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

Operating activities. Net cash provided from operating activities for the nine months ended September 30, 2007 was $41.4 million due primarily to net income of $11.5 million, depreciation and amortization expense of $23.7 million and non-cash impairment losses of $1.9 million. In the first quarter of 2007 we also recorded a non-cash pretax loss of $1.5 million on early extinguishment of debt from the write-off of previously deferred financing costs related to our prior senior credit facility. Net cash provided from operating activities for the nine months ended September 30, 2006 was $36.9 million due primarily to net income of $9.7 million, depreciation and amortization expense of $25.2 million and non-cash impairment losses of $0.8 million.

Our income tax payments included in operating activities in 2006 were reduced due to the utilization of tax credit carryforwards. For tax years beginning in 2007, we have available Federal alternative minimum tax credit carryforwards of $1.0 million.

Investing activities including capital expenditures and qualified sale-leaseback transactions. Net cash used for investing activities was $34.6 million and $3.0 million for the nine months ended September 30, 2007 and 2006, respectively. Capital expenditures represent a major investment of cash for us and for the nine months ended September 30, 2007 and 2006 were $40.8 million and $32.1 million, respectively. Our capital expenditures for the nine months ended September 30, 2007 and 2006 included expenditures for the development of new Pollo Tropical and Taco Cabana restaurants of $25.4 million and $20.3 million, respectively.

In the first nine months of 2007, we sold four restaurant properties in sale-leaseback transactions for net proceeds of $7.0 million. In the first nine months of 2006, we sold 21 restaurant properties in sale-leaseback transactions for net proceeds of $31.7 million. In the first nine months of 2007 we also sold one Taco Cabana property for net proceeds of $1.0 million and one non-operating Burger King property for net proceeds of $0.6 million. The net proceeds from these sales were used to reduce outstanding borrowings under our senior credit facility. We also had expenditures related to the purchase of restaurant properties to be sold in sale-leaseback transactions of $2.5 million and $2.7 million in the nine months ended September 30, 2007 and 2006, respectively.

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

The following table sets forth our capital expenditures for the periods presented (in thousands):

	Pollo Tropical	Taco Cabana	Burger King	Other	Consolidated
Nine months ended September 30, 2007:
New restaurant development	$14,908	$10,455	$878	$—	$26,241
Restaurant remodeling	2,235	—	3,615	—	5,850
Other restaurant capital expenditures (1)	1,299	2,631	2,895	—	6,825
Corporate and restaurant information systems	—	—	—	1,840	1,840

Total capital expenditures	$18,442	$13,086	$7,388	$1,840	$40,756

Number of new restaurant openings	7	7	—		14
Nine months ended September 30, 2006:
New restaurant development	$10,826	$9,457	$87	$—	$20,370
Restaurant remodeling	1,150	261	3,474	—	4,885
Other restaurant capital expenditures (1)	1,074	1,915	2,489	—	5,478
Corporate and restaurant information systems	—	—	—	1,324	1,324

Total capital expenditures	$13,050	$11,633	$6,050	$1,324	$32,057

Number of new restaurant openings	4	7	—		11

1)	Excludes restaurant repair and maintenance expenses included in other restaurant operating expenses in our consolidated financial statements. For the nine months ended September 30, 2007 and 2006, total restaurant repair and maintenance expenses were approximately $14.0 million and $13.3 million, respectively.

In 2007, we anticipate that total capital expenditures will range from $61 million to $63 million, although the actual amount of capital expenditures may differ from these estimates. These capital expenditures are expected to include approximately $39 million to $40 million for the development of new restaurants and purchase of related real estate. In 2007, we currently anticipate that we will open a total of eight to nine new Pollo Tropical restaurants, of which seven were opened as of September 30, 2007, eight new Taco Cabana restaurants, of which seven were opened as of September 30, 2007, and also incur expenditures for three new Burger King restaurants that will open in first quarter of 2008, resulting from the relocation of existing units within their current market areas. Capital expenditures in 2007 also are expected to include expenditures of approximately $19 million to $20 million for the ongoing reinvestment in our three restaurant concepts for remodeling costs and capital maintenance expenditures, and approximately $3 million in other capital expenditures, including capital expenditures related to the replacement and upgrade of our point-of-sale systems.

In 2008 we currently anticipate to open ten to thirteen new Pollo Tropical restaurants and twelve to fourteen new Taco Cabana restaurants. We also currently anticipate closing one Taco Cabana restaurant and having a net reduction of four to five Burger King restaurants in 2008, which contemplates the opening of five to seven new Burger King restaurants, three or four of which will be relocations of existing restaurants within their current market areas.

Financing activities. Net cash used for financing activities for the first nine months of 2007 and 2006 was $3.1 million and $40.4 million, respectively. During the nine months ended September 30, 2007 we acquired five properties whose leases were previously accounted for as lease financing obligations and settled lease financing obligations of $4.4 million. On March 9, 2007, Carrols entered into a new senior credit facility and terminated its prior senior credit facility. Term loan A borrowings of $120.0 million and an additional $4.3 million of revolver borrowings under the new senior credit facility were used to repay all outstanding borrowings under the prior senior credit facility and to also pay certain fees and expenses incurred in connection with the new senior credit facility. We incurred $1.2 million of financing costs related to the new senior credit facility that were deferred.

In the first nine months of 2006, we made total principal payments on borrowings under our prior senior credit facility of $24.9 million which included voluntary principal repayments of $23.2 million. We also made payments of $17.2 million, which were comprised of $15.2 million to settle lease financing obligations and $2.0 million of interest, in connection with acquiring 14 leased properties previously accounted for as lease financing obligations.

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

Both term loan and revolving credit borrowings under the new senior credit facility bear interest at a per annum rate, at our option, of either:

1) the applicable margin ranging from 0% to 0.25% based on our senior leverage ratio (as defined in the new senior credit facility), plus the greater of (i) the prime rate or (ii) the federal funds rate for that day plus 0.5%; or

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

Under the new senior credit facility, Carrols is also required to make mandatory prepayments of principal on term loan A facility borrowings (a) annually in an amount up to 50% of Excess Cash Flow depending upon Carrols’ Total Leverage Ratio (as such terms are defined in the new senior credit facility), (b) in the event of certain dispositions of assets (all subject to certain exceptions) and insurance proceeds, in an amount equal to 100% of the net proceeds received by Carrols therefrom, and (c) in an amount equal to 100% of the net proceeds from any subsequent issuance of debt.

In general, obligations under the new senior credit facility are guaranteed by us and all of Carrols’ material subsidiaries and are collateralized by a pledge of Carrols’ common stock and the stock of each of Carrols’ material subsidiaries. The new senior credit facility contains certain covenants, including, without limitation, those limiting our ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of our business, engage in transactions with related parties, make certain investments or pay dividends. In addition, we are required to meet certain financial ratios, including fixed charge coverage, senior leverage, and total leverage ratios (all as defined under the new senior credit facility). Carrols was in compliance as of September 30, 2007 with the covenants in the new senior credit facility.

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

The Notes are unsecured and guaranteed by Carrols’ material subsidiaries. Restrictive covenants under the Notes include limitations with respect to, among other things, Carrols and its material subsidiaries’ ability to incur additional debt, incur liens, sell or acquire assets or businesses, pay dividends and make certain investments. Carrols was in compliance as of and for the nine months ended September 30, 2007 with the restrictive covenants in the indenture governing the Notes.

Indebtedness. At September 30, 2007, we had total debt outstanding of $356.9 million, comprised of $180.0 million of Notes, term loan borrowings of $120.0 million under the new senior credit facility, $1.2 million of borrowings under the revolving credit facility, lease financing obligations of $54.4 million and capital lease obligations of $1.3 million. After reserving $16.0 million for letters of credit guaranteed by our senior credit facility, $47.8 million was available for borrowings under the revolving credit facility at September 30, 2007.

Contractual Obligations

A table of our contractual obligations as of December 31, 2006 was included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. Other than the change in timing of principal payments under our new senior credit facility discussed above, which does not have a principal payment due until 2008 under the Term loan A facility, there have been no significant changes to our contractual obligations during the nine months ended September 30, 2007.

Results of Operations

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

The following table sets forth, for the three months ended September 30, 2007 and 2006, selected operating results as a percentage of consolidated restaurant sales:

	2007	2006
Restaurant sales:
Pollo Tropical	20.8%	20.1%
Taco Cabana	30.1%	30.6%
Burger King	49.1%	49.3%

Total restaurant sales	100.0%	100.0%
Costs and expenses:
Cost of sales	29.0%	28.0%
Restaurant wages and related expenses	29.3%	29.1%
Restaurant rent expense	5.5%	4.8%
Other restaurant operating expenses	14.9%	15.1%
Advertising expense	3.7%	3.5%
General and administrative (including stock-based compensation expense)	6.1%	6.3%

Since July 1, 2006 through September 30, 2007 we have opened 13 new Pollo Tropical restaurants and twelve new Taco Cabana restaurants. During the same period we closed five Burger King restaurants, four Taco Cabana restaurants and one Pollo Tropical restaurant.

Restaurant Sales. Total restaurant sales for the third quarter of 2007 increased $13.9 million, or 7.4%, to $203.2 million from $189.3 million in the third quarter of 2006 due to sales increases at our Hispanic Brand restaurants of $7.5 million, or 7.8% and a sales increase of 7.8% at our comparable Burger King restaurants. Restaurant sales at our Hispanic Brand restaurants were $103.5 million in the third quarter of 2007.

Pollo Tropical restaurant sales increased $4.3 million, or 11.4%, to $42.3 million in the third quarter of 2007 due primarily to the opening of 13 new Pollo Tropical restaurants since the beginning of the third quarter of 2006, which contributed $3.9 million in additional sales in the third quarter of 2007 compared to the third quarter of 2006. Sales also increased 2.3% at our comparable Pollo Tropical restaurants in the third quarter of 2007.

Taco Cabana restaurant sales increased $3.2 million, or 5.5%, to $61.2 million in the third quarter of 2007 due primarily to the opening of twelve new Taco Cabana restaurants since the beginning of the third quarter of 2006 which contributed $3.4 million of additional sales in the third quarter of 2007 compared to the third quarter of 2006. Sales also increased 1.2% at our comparable Taco Cabana restaurants in the third quarter of 2007.

Burger King restaurant sales increased $6.4 million to $99.7 million in the third quarter of 2007 due to a comparable restaurant sales increase of 7.8% at our Burger King restaurants in the third quarter of 2007 driven in part by a 6.0% increase in customer traffic. This increase was offset in part from the closure of five Burger King restaurants since the beginning of the third quarter of 2006.

Operating Costs and Expenses. Cost of sales (food and paper costs), as a percentage of total restaurant sales, increased to 29.0% in the third quarter of 2007 from 28.0% in the third quarter of 2006. Pollo Tropical cost of sales, as a percentage of Pollo Tropical restaurant sales, increased to 32.4% in the third quarter of 2007 from 32.1% in the third quarter of 2006 due primarily to lower margins on new menu items introduced in the second quarter of 2007 (0.5% of Pollo Tropical sales in the second quarter of 2007). Higher commodity prices pertaining to our Pollo Tropical restaurants in the third quarter of 2007 (0.7% of Pollo Tropical sales) and higher costs related to restaurants in new markets were offset by the effect of menu price increases made in the last twelve months (1.4% of Pollo Tropical sales). Taco Cabana cost of sales, as a percentage of Taco Cabana restaurant sales, increased to 30.3% in the third quarter of 2007 from 29.0% in the third quarter of 2006 due to higher commodity prices (2.4% of Taco Cabana sales) including higher beef and cheese prices (1.7% of Taco Cabana sales in the third quarter of 2007) partially offset by higher margins on menu item promotions in the third quarter of 2007 (0.5 % of Taco Cabana sales) and menu price increases (0.7% of Taco Cabana sales). Burger King cost of sales, as a percentage of Burger King restaurant sales, increased to 26.7% in the third quarter of 2007 from 25.7% in the third quarter of 2006 due primarily to higher commodity prices (1.9% of Burger King sales in the third quarter of 2007), including higher beef, chicken and cheese prices, partially offset by the effect of menu price increases made during the last twelve months (1.1% of Burger King sales).

Restaurant wages and related expenses, as a percentage of total restaurant sales, increased to 29.3% in the third quarter of 2007 from 29.1% in the third quarter of 2006. Pollo Tropical restaurant wages and related expenses, as a percentage of Pollo Tropical restaurant sales, decreased to 24.8% in the third quarter of 2007 from 26.0% in the third quarter of 2006 due to lower medical insurance claim costs (0.6% of Pollo Tropical sales) and lower workers’ compensation claim costs (0.5% of Pollo Tropical sales). Taco Cabana restaurant wages and related expenses, as a percentage of Taco Cabana restaurant sales, increased to 28.8% in the third quarter of 2007 from 28.4% in the third quarter of 2006 due primarily to the effect of increases in fixed labor costs on relatively flat sales volumes. Burger King restaurant wages and related expenses, as a percentage of Burger King restaurant sales, increased to 31.5% in the third quarter of 2007 from 30.7% in the second quarter of 2006 due primarily to higher medical insurance claim costs (0.6% of Burger King sales).

Restaurant rent expense, as a percentage of total restaurant sales, increased to 5.5% in the third quarter of 2007 from 4.8% in the third quarter of 2006 due primarily to the reduction in restaurant rent accruals in the third quarter of 2006 related to the termination of a Taco Cabana restaurant lease (0.4% of total restaurant sales) and due to the effect of sale-leaseback transactions entered into since the beginning of the third quarter of 2006.

Other restaurant operating expenses, as a percentage of total restaurant sales, decreased to 14.9% in the third quarter of 2007 from 15.1% in the third quarter of 2006. Pollo Tropical other restaurant operating expenses, as a percentage of Pollo Tropical restaurant sales, was 13.3% in both the third quarter of 2007 and 2006. Taco Cabana other restaurant operating expenses, as a percentage of Taco Cabana restaurant sales, increased to 15.6% in the third quarter of 2007 from 15.4% in the third quarter of 2006 due primarily to higher repair and maintenance expenses to enhance the appearance of our Taco Cabana restaurants (0.4% of Taco Cabana sales) and the timing of new restaurant opening costs (0.2% of Taco Cabana sales) substantially offset by lower electricity utility costs (0.5% of Taco Cabana sales). Burger King other restaurant operating expenses, as a percentage of Burger King restaurant sales, decreased to 15.2% in the third quarter of 2007 from 15.7% in the third quarter of 2006 due to the effect of a 7.8% comparable restaurant sales increase in the third quarter of 2007 on relatively fixed operating costs.

Advertising expense, as a percentage of total restaurant sales, increased to 3.7% in the third quarter of 2007 from 3.5% in the third quarter of 2006. Pollo Tropical advertising expense, as a percentage of Pollo Tropical restaurant sales, decreased to 1.5% in the third quarter of 2007 from 1.8% in the third quarter of 2006 due primarily to the timing of promotions. Pollo Tropical advertising costs are currently expected to be approximately 2.4% for all of 2007, but there can be no assurance in this regard. Taco Cabana advertising expense, as a percentage of Taco Cabana restaurant sales, increased to 4.1% in the third quarter of 2007 from 3.3% in the third quarter of 2006 due primarily to the timing of promotions. Taco Cabana advertising costs are currently expected to be approximately 4.1% for all of 2007, but there can be no assurance in this regard. Burger King advertising expense, as a percentage of Burger King restaurant sales was 4.3% in both the third quarter of 2007 and the third quarter of 2006.

General and administrative expenses increased $0.5 million in the third quarter of 2007 due to stock-based compensation expense of $0.3 million in the third quarter of 2007 and additional costs associated with being a public entity. There was no stock-based compensation expense in the third quarter of 2006. As a percentage of total restaurant sales, general and administrative expenses decreased to 6.1% in the third quarter of 2007 from 6.3% in the third quarter of 2006.

Segment EBITDA. As a result of the factors above, Segment EBITDA for our Pollo Tropical restaurants increased to $7.8 million in the third quarter of 2007 from $6.5 million in the third quarter of 2006. Segment EBITDA for our Taco Cabana restaurants decreased to $7.3 million in the third quarter of 2007 from $9.9 million in the third quarter of 2006. Segment EBITDA for our Burger King restaurants was $9.2 million in both the third quarter of 2007 and the third quarter of 2006.

Depreciation and Amortization and Impairment Losses. Depreciation and amortization expense decreased to $8.1 million in the third quarter of 2007 from $8.4 million in the third quarter of 2006 due primarily to lower depreciation associated with our Burger King restaurants. Impairment losses were $1.8 million in the third quarter of 2007 of which $1.7 million related to property and equipment for an underperforming Pollo Tropical restaurant located in Brooklyn, New York and $0.1 million related to property and equipment of certain underperforming Taco Cabana and Burger King restaurants. Impairment losses were $0.6 million in the third quarter of 2006 and were related to property and equipment of certain underperforming Taco Cabana restaurants.

Interest Expense. Interest expense decreased $2.5 million to $7.7 million in the third quarter of 2007 from $10.2 million in the third quarter of 2006 due to lower average debt balances in the third quarter of 2007 from the prepayments of borrowings since the beginning of the third quarter of 2006 under our prior senior credit facility, including the repayment of $68.0 million principal amount of term loan borrowings from the IPO proceeds received by us in December 2006. In addition, we had lower LIBOR borrowing margins in the third quarter of 2007 of approximately 1% on our floating rate borrowings under our new senior credit facility. The weighted average interest rate on our long-term debt, excluding lease financing obligations, decreased to 8.1% in the third quarter of 2007 from 8.3% in the third quarter of 2006.

Provision for Income Taxes. The provision for income taxes for third quarter of 2007 was derived using an estimated effective annual income tax rate for all of 2007 of 36.5% as well as the effect of any discrete tax items occurring in the period. We adopted the provisions of Financial Standards Accounting Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”) and interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007. As of the adoption date of January 1, 2007, we had $0.6 million of unrecognized tax benefits. During the three months ended September 30, 2007 the statute of limitations affecting the taxing jurisdictions pertaining to $0.5 million of unrecognized tax benefits expired. We recorded this tax benefit as a discrete tax item in the third quarter of 2007. We also recorded as a discrete tax item in the third quarter of 2007 a reduction of tax expense of $0.2 million related to a reduction of valuation allowances for deferred taxes pertaining to state net operating loss carry forwards. The provision for income taxes in the third quarter of 2006 was derived using an estimated effective annual income tax rate for 2006 of 33.5%. There were no discrete tax items occurring in the third quarter of 2006.

Net Income. As a result of the foregoing, net income was $4.9 million in the third quarter of 2007 as compared to $5.1 million in the third quarter of 2006.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

The following table sets forth, for the nine months ended September 30, 2007 and 2006, selected operating results as a percentage of consolidated restaurant sales:

	2007	2006
Restaurant sales:
Pollo Tropical	21.3%	20.4%
Taco Cabana	30.5%	30.6%
Burger King	48.2%	49.0%

Total restaurant sales	100.0%	100.0%
Costs and expenses:
Cost of sales	28.6%	28.2%
Restaurant wages and related expenses	29.4%	29.2%
Restaurant rent expense	5.5%	4.8%
Other restaurant operating expenses	14.6%	14.7%
Advertising expense	4.1%	3.7%
General and administrative (including stock-based compensation expense)	6.6%	6.4%

Since January 1, 2006 through September 30, 2007 we have opened 15 new Pollo Tropical restaurants and 16 new Taco Cabana restaurants. During the same period we closed eleven Burger King restaurants, four Taco Cabana restaurants and one Pollo Tropical restaurant.

Restaurant Sales. Total restaurant sales for the first nine months of 2007 increased $29.4 million, or 5.2%, to $591.2 million from $561.7 million in the first nine months of 2006 due to sales increases at our Hispanic Brand restaurants of $19.8 million, or 6.9%, and a 4.6% sales increase at our comparable Burger King restaurants. Restaurant sales at our Hispanic Brand restaurants were $306.1 million in the first nine months of 2007.

Pollo Tropical restaurant sales increased $11.6 million, or 10.1%, to $126.0 million in the first nine months of 2007 due primarily to the opening of 15 new Pollo Tropical restaurants since the beginning of 2006, which contributed $11.1 million in additional sales in the first nine months of 2007 compared to the first nine months of 2006. Comparable restaurant sales at our Pollo Tropical restaurants also increased 1.1% in the first nine months of 2007.

Taco Cabana restaurant sales increased $8.2 million, or 4.8%, to $180.0 million in the first nine months of 2007 due primarily to the opening of 16 new Taco Cabana restaurants since the beginning of 2006 which contributed $10.4 million of additional sales in the first nine months of 2007 compared to the first nine months of 2006. This increase was partially offset by a decrease in comparable restaurant sales at our existing Taco Cabana restaurants of 0.1% in the first nine months of 2007 and the closure of four Taco Cabana restaurants since the beginning of 2006.

Burger King restaurant sales increased by $9.7 million to $285.1 million in the first nine months of 2007 due to a comparable restaurant sales increase of 4.6% at our Burger King restaurants in the first nine months of 2007 from primarily increases in customer traffic. This increase was offset in part from the closure of eleven Burger King restaurants since the beginning of 2006.

Operating Costs and Expenses. Cost of sales (food and paper costs), as a percentage of total restaurant sales, increased to 28.6% in the first nine months of 2007 from 28.2% in the first nine months of 2006. Pollo Tropical cost of sales, as a percentage of Pollo Tropical restaurant sales, increased to 32.7% in the first nine months of 2007 from 32.5% in the first nine months of 2006 due primarily to lower margins on new menu items introduced in the first nine months of 2007 (0.5% of Pollo Tropical sales) and higher commodity costs, substantially offset by the effect of menu price increases since the beginning of 2006 (1.1% of Pollo Tropical sales). Taco Cabana cost of sales, as a percentage of Taco Cabana restaurant sales, increased to 29.7% in the first nine months of 2007 from 29.0% in the first nine months of 2006 due to higher commodity prices (1.5% of Taco Cabana sales) including higher beef and cheese prices (0.9% of Taco Cabana sales) partially offset by higher margins on menu item promotions in the first nine months of 2007 (0.4% of Taco Cabana sales) and the effect of menu price increases since the beginning of 2006 (0.5% of Taco Cabana sales). Burger King cost of sales, as a percentage of Burger King restaurant sales, increased to 26.1% in the first nine months of 2007 from 25.9% in the first nine months of 2006 due to higher commodity prices (1.1% of Burger King sales) substantially offset by the effect of menu price increases since the beginning of 2006 (1.0% of Burger King sales).

Restaurant wages and related expenses, as a percentage of total restaurant sales, increased to 29.4% in the first nine months of 2007 from 29.2% in the first nine months of 2006. Pollo Tropical restaurant wages and related expenses, as a percentage of Pollo Tropical restaurant sales, decreased to 25.0% in the first nine months of 2007 from 25.2% in the first nine months of 2006 due primarily to lower workers compensation claim costs (0.2% of Pollo Tropical sales). The effect of increases in restaurant hourly labor rates in response to labor market conditions in Florida including an increase in the Florida minimum wage rate were substantially offset by the effect of menu price increases. Taco Cabana restaurant wages and related expenses, as a percentage of Taco Cabana restaurant sales, increased to 28.6% in the first nine months of 2007 from 28.4% in the first nine months of 2006 due to the effect of increases in fixed labor costs on flat sales volumes, offset in part by lower restaurant level bonus accruals (0.2% of Taco Cabana sales). Burger King restaurant wages and related expenses, as a percentage of Burger King restaurant sales, increased to 31.9% in the first nine months of 2007 from 31.4% in the first nine months of 2006 due primarily to higher medical insurance claim costs (0.5% of Burger King sales).

Restaurant rent expense, as a percentage of total restaurant sales, increased to 5.5% in the first nine months of 2007 from 4.8% in the first nine months of 2006 due primarily to the recharacterization of leases late in the second quarter of 2006 and third quarter of 2006 as qualified sale-leaseback transactions rather than as lease financing obligations which increased rent expense by $2.0 million in the first nine months of 2007 compared to the first nine months of 2006 (0.3% of total restaurant sales). Rent expense also increased as a percentage of total restaurant sales due to the reduction in restaurant rent accruals in the third quarter of 2006 related to the termination of a Taco Cabana restaurant lease (0.2% of total restaurant sales) and the effect of sale-leaseback transactions entered into since the beginning of 2006.

Other restaurant operating expenses, as a percentage of total restaurant sales, decreased slightly to 14.6% in the first nine months of 2007 from 14.7% in the first nine months of 2006. Pollo Tropical other restaurant operating expenses, as a percentage of Pollo Tropical restaurant sales, decreased to 12.6% in the first nine months of 2007 from 12.9% in the first nine months of 2006 due primarily to lower utility costs (0.2% of Pollo Tropical sales) and lower general liability claim costs (0.2% of Pollo Tropical sales). Taco Cabana other restaurant operating expenses, as a percentage of Taco Cabana restaurant sales, were 14.9% in each of the first nine months of 2007 and 2006 as lower utility costs (0.5% of Taco Cabana sales) were offset by higher repair and maintenance expenses (0.3% of Taco Cabana sales) and other restaurant level expenses. Burger King other restaurant operating expenses, as a percentage of Burger King restaurant sales decreased to 15.2% in the first nine months of 2007 from 15.3% in the first nine months of 2006 due primarily to lower utility costs (0.2% of Burger King sales).

Advertising expense, as a percentage of total restaurant sales, increased to 4.1% in the first nine months of 2007 from 3.7% in the first nine months of 2006. Pollo Tropical advertising expense, as a percentage of Pollo Tropical restaurant sales, increased to 2.4% in the first nine months of 2007 from 1.7% in the first nine months of 2006 due to the timing of radio expenditures in 2007 and promotional costs associated with the introduction of new menu items. Pollo Tropical advertising costs are currently expected to be approximately 2.4% for all of 2007, but there can be no assurance in this regard. Taco Cabana advertising expense, as a percentage of Taco Cabana restaurant sales, increased to 4.7% in the first nine months of 2007 from 4.2% in the first nine months of 2006 due primarily to the timing of promotions. Taco Cabana advertising costs are currently expected to be approximately 4.1% for all of 2007, but there can be no assurance in this regard. Burger King advertising expense, as a percentage of Burger King restaurant sales, increased to 4.5% in the first nine months of 2007 from 4.2% in the first nine months of 2006 due to increased promotional activities in certain of our Burger King markets in the first half of 2007.

General and administrative expenses increased $2.6 million in the first nine months of 2007 or, as a percentage of total restaurant sales, to 6.6% in the first nine months of 2007 from 6.4% in the first nine months of 2006 due primarily to stock-based compensation expense of $0.9 million in the first nine months of 2007 and additional costs associated with being a public entity. There was no stock-based compensation expense in the first nine months of 2006.

Segment EBITDA. As a result of the factors above, Segment EBITDA for our Pollo Tropical restaurants increased to $21.9 million in the first nine months of 2007 from $21.8 million in the first nine months of 2006. Segment EBITDA for our Taco Cabana restaurants decreased to $22.7 million in the first nine months of 2007 from $25.7 million in the first nine months of 2006. Segment EBITDA for our Burger King restaurants decreased to $23.4 million in the first nine months of 2007 from $26.3 million in the first nine months of 2006.

Depreciation and Amortization and Impairment Losses. Depreciation and amortization expense decreased $1.5 million to $23.7 million in the first nine months of 2007 from $25.2 million in the first nine months of 2006 due in part to the recharacterization of leases as qualified sale-leasebacks rather than lease financing obligations late in the second quarter of 2006 and third quarter of 2006, which lowered depreciation $0.6 million in the first nine months of 2007 compared to the first nine months of 2006, and also due to lower depreciation associated with our Burger King restaurants. Impairment losses were $1.9 million in the first nine months of 2007, of which $1.7 million pertained to property and equipment at an underperforming Pollo Tropical restaurant in Brooklyn, New York. Impairment losses were $0.8 million in the first nine months of 2006 and were related to property and equipment of certain underperforming Taco Cabana restaurants of $0.6 million and property and equipment for planned closings of Burger King restaurants of $0.2 million.

Interest Expense. Interest expense decreased $11.0 million to $23.6 million in the first nine months of 2007 from $34.6 million in the first nine months of 2006. The reduction in interest expense in the first nine months of 2007 was due in part to the recharacterization of leases as qualified sale-leasebacks rather than lease financing obligations late in the second quarter of 2006 and third quarter of 2006, which decreased interest expense by $2.6 million compared to the first nine months of 2006. In addition, interest expense in the first nine months of 2006 also includes $1.7 million of settlement losses on lease financing obligations as compared to $0.2 million in settlement gains on lease financing obligations in the first nine months of 2007. Interest expense on lease financing obligations, including settlement gains and losses, was $4.2 million in the first nine months of 2007 compared to $8.9 million in the first nine months of 2006.

We also had lower average debt balances in the first nine months of 2007 from the prepayments of borrowings under our prior senior credit facility throughout 2006, including the repayment of $68.0 million principal amount of term loan borrowings from the IPO proceeds received by us in December 2006. In addition, we had lower LIBOR borrowing margins of approximately 1% on our floating rate borrowings under our new senior credit facility. The weighted average interest rate on our long-term debt, excluding lease financing obligations, for the first nine months of 2007 and 2006 was 8.2% and 8.3%, respectively.

Provision for Income Taxes. The provision for income taxes in the first nine months of 2007 was derived using an estimated effective annual income tax rate for 2007 of 36.5% plus discrete tax items recorded in the first nine months of 2007, the effect of which reduced income tax expense by $0.8 million. The provision for income taxes in the first nine months of 2006 was derived using an estimated effective annual income tax rate for 2006 of 33.5%. There were no discrete tax items recorded in the first nine months of 2006.

Net Income. As a result of the foregoing, net income was $11.5 million in the first nine months of 2007 compared to $9.7 million in the first nine months of 2006.

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

Accrued occupancy costs. We make estimates of accrued occupancy costs pertaining to closed restaurant locations on an ongoing basis. These estimates require assessment and continuous evaluation of a number of factors such as the remaining contractual period under our lease obligations, the amount of sublease income we are able to realize on a particular property and estimates of other costs such as property taxes. Differences between actual future events and prior estimates could result in adjustments to these accrued costs. At September 30, 2007 we had three non-operating restaurant properties.

Insurance liabilities. We are insured for workers’ compensation, general liability and medical insurance claims under policies where we pay all claims, subject to annual stop-loss limitations both for individual claims and claims in the aggregate. At September 30, 2007, we had $8.7 million accrued for these insurance claims. We record insurance liabilities based on historical and industry trends, which are continually monitored, and adjust accruals as warranted by changing circumstances. Since there are many estimates and assumptions involved in recording these insurance liabilities, including the ability to estimate the future development of incurred claims based on historical trends, differences between actual future events and prior estimates and assumptions could result in adjustments to these liabilities.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for our fiscal year beginning January 1, 2008. We are currently evaluating the impact the adoption of adopting SFAS 159 will have on our consolidation financial statements.

In May 2007, the FASB issued FASB Staff Position No. FIN 48-1, Definition of Settlement in FASB Interpretation No. 48 (the “FSP”). The FSP provides guidance about how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. Under the FSP, a tax position could be effectively settled if a taxing authority has completed all of its required or expected examination procedures, if the entity does not intend to appeal or litigate the result and it is remote that the taxing authority would examine or re-examine the tax position. Application of the FSP shall be upon the initial adoption date of FIN 48. Our adoption of the FSP did not have any impact on our consolidated financial statements.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements that are predictive in nature or that depend upon or refer to future events or conditions are forward-looking statements. These statements are often identified by the words “may,” “might,” “will,” “should,” “anticipate,” “believe,” “expect,” “intend,” “estimate,” “hope” or similar expressions. In addition, expressions of our strategies, intentions or plans are also forward looking statements. These statements reflect management’s current views with respect to future events and are subject to risks and uncertainties, both known and unknown. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their date. There are important factors that could cause actual results to differ materially from those in forward-looking statements, many of which are beyond our control. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected or implied in the forward-looking statements. We believe important factors that could cause actual results to differ materially from our expectations include the following, in addition to other risks and uncertainties discussed herein and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and uncertainties discussed in Part I - Item1A “Risk Factors” :

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

•

The risk of events similar to those of September 11, 2001 or an outbreak or escalation of any insurrection or armed conflict involving the United States or any other national or international calamity; and

•

Factors that affect the restaurant industry generally, including recalls if products become adulterated or misbranded, liability if product consumption causes injury, ingredient disclosure and labeling laws and regulations, reports of cases of “mad cow” disease, avian flu, e coli and other food borne illenesses, and the possibility that consumers could lose confidence in the safety and quality of certain food products, as well as recent publicity concerning the health implications of obesity and transfatty acids.

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

We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2007.

No change occurred in our internal control over financial reporting during the third quarter of 2007 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CARROLS RESTAURANT GROUP, INC.

Date: November 9, 2007	/s/ ALAN VITULI
(Signature)
Alan Vituli
Chairman of the Board and
Chief Executive Officer

Date: November 9, 2007	/S/ PAUL R. FLANDERS
(Signature)
Paul R. Flanders
Vice President – Chief Financial Officer and Treasurer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARROLS CORPORATION

Date: November 9, 2007	/S/ ALAN VITULI
(Signature)
Alan Vituli
Chairman of the Board and
Chief Executive Officer

Date: November 9, 2007	/S/ PAUL R. FLANDERS
(Signature)
Paul R. Flanders
Vice President – Chief Financial Officer and Treasurer