Form 10-K
period 2007-12-30
CARROLS RESTAURANT GROUP, INC.; CARROLS CORP
filed 2008-03-11
CIK 809248, 17927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

CARROLS RESTAURANT GROUP, INC.

(Exact name of Registrant as specified in its charter)

Commission File Number: 001-33174

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

CARROLS CORPORATION

(Exact name of Registrant as specified in its charter)

Commission File Number: 0-25629

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

Carrols Corporation meets the conditions set forth in General Instruction I(1)(A) and (B) and is therefore filing this form with reduced disclosure format pursuant to General Instruction I(2).

Indicate by check mark if each registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes    ☐  No    ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Carrols Restaurant Group, Inc.	Yes ☐ No ☒
Carrols Corporation	Yes ☒ No ☐

Indicate by check mark whether either of the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.    Yes    ☒  No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrants are large accelerated filers, accelerated filers, non-accelerated filers or smaller reporting companies. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company”in Rule 12b-2 of the Exchange Act, (Check one):

Carrols Restaurant Group, Inc.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☐
Carrols Corporation
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☒	Smaller reporting company ☐

Indicate by check mark whether either of the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act)     Yes    ☐  No    ☒

As of March 3, 2008, Carrols Restaurant Group, Inc. had 21,571,565 shares of its common stock, $.01 par value, outstanding and the aggregate market value of the common stock held by non-affiliates of Carrols Restaurant Group, Inc. was $92,844,842. As of March 3, 2008, all outstanding equity securities of Carrols Corporation, which consisted of 10 shares of its common stock, were owned by Carrols Restaurant Group, Inc.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for Carrols Restaurant Group, Inc.’s 2008 Annual Meeting of Stockholders, which is expected to be filed pursuant to Regulation 14A no later than 120 days after conclusion of Carrols Restaurant Group, Inc.’s fiscal year ended December 30, 2007, are incorporated by reference into Part III of this report.

CARROLS RESTAURANT GROUP, INC.

FORM 10-K

YEAR ENDED DECEMBER 30, 2007

PART I

Throughout this Annual Report on Form 10-K, we refer to Carrols Restaurant Group, Inc. as “Carrols Restaurant Group” and, together with its consolidated subsidiaries, as “we”, “our” and “us” unless otherwise indicated or the context otherwise requires. Any reference to “Carrols” refers to our wholly-owned subsidiary, Carrols Corporation, a Delaware corporation, and its consolidated subsidiaries, unless otherwise indicated or the context otherwise requires. This combined Annual Report on Form 10-K is filed by both Carrols Restaurant Group, Inc. and its wholly owned subsidiary, Carrols Corporation.

We use a 52 or 53 week fiscal year ending on the Sunday closest to December 31. For convenience, all references herein to the fiscal years ended December 28, 2003, January 2, 2005, January 1, 2006, December 31, 2006 and December 30, 2007 will hereinafter be referred to as the fiscal years ended December 31, 2003, 2004, 2005, 2006 and 2007 respectively. Our fiscal years ended December 31, 2003, 2005, 2006 and 2007 each contained 52 weeks. Our fiscal year ended December 31, 2004 contained 53 weeks.

We use the terms “Segment EBITDA” and “Segment EBITDA margin” in our 2007 Annual Report on Form 10-K because they are financial indicators that are reported to the chief operating decision maker for purposes of allocating resources to our segments and assessing their performance. Segment EBITDA (earnings attributable to the applicable segment before interest, income taxes, depreciation and amortization, impairment losses, stock-based compensation expense, bonus to employees and a director in connection with the December 2004 Transactions (as defined in “Item 6. Selected Financial Data”), other income and expense and loss on extinguishment of debt) may not be necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculation. The calculation of Segment EBITDA for our Burger King restaurants includes general and administrative expenses related directly to our Burger King segment, as well as the expenses associated with administrative support for all three of our segments including executive management, information systems and certain accounting, legal and other administrative functions. Segment EBITDA margin means Segment EBITDA as a percentage of the total revenues of the applicable segment. We consider our Pollo Tropical restaurants, Taco Cabana restaurants and Burger King restaurants to each constitute a separate segment. See Note 12 to the accompanying consolidated financial statements.

In this Annual Report on Form 10-K, we refer to information, forecasts and statistics regarding the restaurant industry. Unless otherwise indicated, all restaurant industry data in this Annual Report on Form 10-K refers to the U.S. restaurant industry and is taken from or based upon the Technomic Information Services (Technomic) report entitled “2007 Technomic Top 500 Chain Restaurant Report.” In addition, statements in this Annual Report on Form 10-K concerning the “increasing disposable income” of the Hispanic consumer base are based on an article appearing in the third quarter 2004 edition of “Georgia Business and Economic Conditions”, a publication of the Terry College of Business, The University of Georgia. In this Annual Report on Form 10-K we also refer to information, forecasts and statistics from the U.S. Census Bureau and the U.S. Bureau of Labor Statistics and regarding BKC, as defined below. Unless otherwise indicated, information regarding BKC in this Annual Report on Form 10-K has been made publicly available by BKC. Any reference to BKC in this Annual Report on Form 10-K refers to Burger King Holdings, Inc. (NYSE: BKC) and its wholly-owned subsidiaries, including Burger King Corporation. We believe that all of these sources are reliable, but we have not independently verified any of this information and cannot guarantee its accuracy or completeness. The information, forecasts and statistics we have used from Technomic may reflect rounding adjustments.

Forward-Looking Statements

This 2007 Annual Report on Form 10-K contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements that are predictive in nature or that depend upon or refer to future events or conditions are forward-looking statements. These statements are often identified by the words “may,” “might,” “will,” “should,” “anticipate,” “believe,” “expect,” “intend,” “estimate,” “hope” or similar expressions.

In addition, expressions of our strategies, intentions or plans are also forward looking statements. These statements reflect management’s current views with respect to future events and are subject to risks and uncertainties, both known and unknown. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their date. There are important factors that could cause actual results to differ materially from those in forward-looking statements, many of which are beyond our control. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. We have identified significant factors that could cause actual results to differ materially from those stated or implied in the forward-looking statements. For more information, please see Item 1A—Risk Factors. We believe important factors that could cause actual results to differ materially from our expectations include the following, in addition to other risks and uncertainties discussed herein:

•	Competitive conditions;

•	Regulatory factors;

•	Environmental conditions and regulations;

•	General economic conditions, particularly at the retail level;

•	Weather conditions;

•	Fuel prices;

•	Significant disruptions in service or supply by any of our suppliers or distributors;

•	Changes in consumer perception of dietary health and food safety;

•	Labor and employment benefit costs;

•	The outcome of pending or future legal claims or proceedings;

•	Our ability to manage our growth and successfully implement our business strategy;

•	The risks associated with the expansion of our business;

•	General risks associated with the restaurant industry;

•	Our ability to integrate any businesses we acquire;

•	Our borrowing costs and credit ratings, which may be influenced by the credit ratings of our competitors;

•	The availability and terms of necessary or desirable financing or refinancing and other related risks and uncertainties;

•

The risk of events similar to those of September 11, 2001 or an outbreak or escalation of any insurrection or armed conflict involving the United States or any other national or international calamity;

•

Factors that affect the restaurant industry generally, including recalls if products become adulterated or misbranded, liability if product consumption causes injury, ingredient disclosure and labeling laws and regulations, reports of cases of “mad cow” disease and avian flu, and the possibility that consumers could lose confidence in the safety and quality of certain food products, as well as recent publicity concerning the health implications of obesity and transfatty acids; and

•	Other factors discussed under Item IA—“Risk Factors” and elsewhere herein.

ITEM 1.	BUSINESS

Overview

Our Company

We are one of the largest restaurant companies in the United States operating three restaurant brands in the quick-casual and quick-service restaurant segments with 553 restaurants located in 16 states as of December 31, 2007. We own and operate two Hispanic restaurant brands, Pollo Tropical® and Taco Cabana® (together referred to by us as our Hispanic Brands), which we acquired in 1998 and 2000, respectively. We are also the largest Burger King® franchisee, based on the number of restaurants, and have operated Burger King restaurants since 1976. As of December 31, 2007, our company-owned restaurants included 84 Pollo Tropical restaurants and 147 Taco Cabana restaurants, and we operated 322 Burger King restaurants under franchise agreements. We also franchise our Hispanic Brand restaurants with 30 franchised restaurants located in Puerto Rico, Ecuador and the United States as of December 31, 2007. We believe that the diversification and strength of our restaurant brands as well as the geographic dispersion of our restaurants provide us with stability and enhanced growth opportunities. Our primary growth strategy is to develop new company-owned Hispanic Brand restaurants. For the year ended December 31, 2007, we had total revenues of $789.4 million and net income of $15.1 million.

On December 20, 2006, we and certain selling stockholders, respectively, completed an initial public offering (the “IPO”) of 5,666,666 and 5,333,334 shares of our common stock, respectively (the latter of which included 1,000,000 shares sold upon the underwriters’ exercise of its over-allotment option). In connection with the IPO, our common stock was approved for listing on The NASDAQ Global Market and began trading on December 15, 2006 under the symbol “TAST”.

Hispanic Brands. Our Hispanic Brands operate in the quick-casual restaurant segment, combining the convenience and value of quick-service restaurants with the menu variety, use of fresh ingredients and food quality more typical of casual dining restaurants. For the year ended December 31, 2007, our company-owned Pollo Tropical and Taco Cabana restaurants generated average annual sales per restaurant of $2,104,000 and $1,656,000, respectively, which we believe are among the highest in the quick-casual and quick-service segments. For the year ended December 31, 2007, aggregate revenues for our Hispanic Brands were $407.7 million, which represented 51.6% of our total consolidated revenues.

Pollo Tropical: Our Pollo Tropical restaurants are known for their fresh grilled chicken marinated in our own blend of tropical fruit juices and spices. Our menu also features other items including roast pork, sandwiches, grilled ribs offered with a selection of sauces, Caribbean style “made from scratch” side dishes and salads. Most menu items are made fresh daily in each of our Pollo Tropical restaurants, which feature open display cooking that enables customers to observe the preparation of menu items, including chicken grilled on large, open-flame grills. Pollo Tropical opened its first restaurant in 1988 in Miami. As of December 31, 2007, we owned and operated a total of 84 Pollo Tropical restaurants, of which 81 were located in Florida, and three were located in New Jersey. For the year ended December 31, 2007, the average sales transaction at our company-owned Pollo Tropical restaurants was $9.47 reflecting, in part, strong dinner traffic, with dinner sales representing the largest sales day-part of Pollo Tropical restaurant sales. For the year ended December 31, 2007, our Pollo Tropical brand generated total revenues of $168.6 million.

Taco Cabana: Our Taco Cabana restaurants serve fresh Tex-Mex and traditional Mexican style food, including sizzling fajitas, quesadillas, enchiladas, burritos, tacos, other Tex-Mex dishes, fresh-made flour tortillas, frozen margaritas and beer. Most menu items are made fresh daily in each of our Taco Cabana restaurants, which feature open display cooking that enables customers to observe the preparation of menu items, including fajitas cooking on a grill and a machine making fresh tortillas. A majority of our Taco Cabana restaurants are open 24 hours a day, generating customer traffic and restaurant sales across multiple day-parts by offering a convenient and quality experience to our customers. Taco Cabana pioneered the Mexican patio café concept with its first restaurant in San Antonio, Texas in 1978. As of December 31, 2007, we owned and operated 147 Taco Cabana restaurants located in Texas, Oklahoma and New Mexico, of which 142 were located in Texas. For the year ended December 31, 2007, the average sales transaction at our company-owned Taco Cabana restaurants was $7.36 with dinner sales representing the largest sales day-part of Taco Cabana restaurant sales. For the year ended December 31, 2007, our Taco Cabana brand generated total revenues of $239.1 million.

Burger King. Burger King is the second largest hamburger restaurant chain in the world (as measured by the number of restaurants and system-wide sales) and we are the largest franchisee in the Burger King system, based on number of restaurants. Burger King restaurants are part of the quick-service restaurant segment which is the largest of the five major segments of the U.S. restaurant industry based on 2007 sales. Burger King restaurants feature the popular flame-broiled Whopper® sandwich, as well as a variety of hamburgers and other sandwiches, fries, salads, breakfast items and other offerings. According to BKC, historically it has spent between 4% and 5% of its annual system sales on marketing, advertising and promotion to sustain and increase its high brand awareness. We benefit from BKC’s marketing initiatives as well as its development and introduction of new menu items. As of December 31, 2007, we operated 322 Burger King restaurants located in 12 Northeastern, Midwestern and Southeastern states. For the year ended December 31, 2007, the average sales transaction at our Burger King restaurants was $5.31. For the year ended December 31, 2007, our Burger King restaurants generated total revenues of $381.7 million.

Corporate Information. Carrols Restaurant Group is a Delaware Corporation, incorporated in 1986. Carrols Restaurant Group conducts all of its operations through its direct and indirect subsidiaries and has no assets other than the shares of Carrols, its direct wholly-owned subsidiary. Prior to November 21, 2006 we were known as Carrols Holdings Corporation. On November 21, 2006, we amended our certificate of incorporation to change our name to Carrols Restaurant Group, Inc.

Industry

The Restaurant Market

According to Technomic, in 2006 total restaurant industry revenues in the United States were approximately $344 billion, an increase of 4.0% over 2005. Sales in the overall U.S. restaurant industry are projected by Technomic to increase at a compound annual growth rate of 5.3% from 2006 through 2011.

Quick-Casual Restaurants

Our Hispanic Brands operate in the quick-casual restaurant segment, combining the convenience of quick-service restaurants with the menu variety, use of fresh ingredients and food quality more typical of casual dining. We believe that the quick-casual restaurant segment is one of the fastest growing segments of the restaurant industry. According to Technomic, sales growth in 2006 of quick-casual chains in the Technomic Top 500 restaurant chains was 13.1% as compared to 6.1% for the overall Top 500 restaurant chains, which includes all five major segments.

Quick-casual restaurants are primarily distinguished by the following characteristics:

•

Quick-service or self-service format. Meals are purchased prior to receiving food. In some cases, payment may be made at a separate station from where the order was placed. Also, servers may bring orders to the customer’s table.

•

Check averages between $7 and $10. Technomic reports that the average check at quick-casual restaurants in 2006 ranged between $7 and $10, which was higher than the average check at traditional quick-service restaurants.

•	Food prepared to order. We believe that in quick-casual concepts, customization of orders and open display cooking are common.

•	Fresh ingredients. Many concepts use the word “fresh” in their concept positioning and feature descriptive menus highlighting these fresh ingredients.

•	Broader range of menu offerings. Typically quick-casual concepts provide greater variety and diversity in their menu offerings relative to traditional quick-service restaurants.

•	Enhanced decor. Wooden tables, upholstered seating and track lighting are some of the design features commonly found in quick-casual establishments.

We believe that our Hispanic Brands are positioned to benefit from growing consumer demand for quick-casual restaurants because of food quality, value and differentiation of flavors, as well as the increasing acceptance of ethnic foods. We also believe that our Hispanic Brands will benefit from two significant demographic factors: the expected population growth rates in regions in which our restaurants are currently located and the expected rate of growth of the Hispanic population in the United States, both as projected by the U.S. Census Bureau in its 2001 Statistical Abstract of the United States.

Our Burger King restaurants are part of the quick-service restaurant segment that Technomic indicates is the largest of the five major segments of the U.S. restaurant chain industry. Technomic identifies eleven major types of restaurants comprising the quick-service segment: Hamburger; Pizza; Chicken; Other Sandwich; Mexican; Frozen Desserts; Donut; Beverage; Cafeteria/Buffet; Family Steak; and Bakery Cafe. According to Technomic, the quick-service restaurants included in the Top 500 quick-service restaurant companies in 2006 were divided by menu category as follows (percentages are based on total sales for the quick-service segment):

According to Technomic, sales at all quick-service restaurants in the United States increased 5.7% in 2006 and were $178.5 billion, representing 52% of total U.S. restaurant industry sales. Sales in this segment are projected by Technomic to increase at a compound annual growth rate of 5.2% from 2006 through 2011.

Quick-service restaurants are distinguished by the following characteristics:

•

High speed of service and efficiency. Quick-service restaurants typically have order taking and cooking platforms designed specifically to order, prepare and serve menu items with speed and efficiency. Fast and consistent food service is a characteristic of quick-service restaurants.

•	Convenience. Quick-service restaurants are typically located in places that are easily accessed and convenient to customers’ homes, places of work and commuter routes.

•

Limited menu choice and service. The menus at most quick-service restaurants have a limited number of standardized items. Typically, customers order at a counter or drive thru and pick up food that then is taken to a seating area or consumed off the restaurant premises.

•	Value prices. At quick-service restaurants, average check amounts are generally lower than other major segments of the restaurant industry.

Our Burger King restaurants operate in the hamburger segment of the quick-service restaurant segment. The hamburger segment of the quick-service restaurant segment in the United States, which increased 4.4% in 2006 and generated $58.9 billion in sales, is the largest segment of the quick-service restaurant segment in the United States, according to Technomic.

We believe that the quick-service and quick-casual restaurant segments meet consumers’ desire for a convenient, reasonably priced restaurant experience. In addition, we believe that the consumers’ need for meals prepared outside of the home, including takeout, has increased significantly over historical levels as a result of the number of working women and single parent families.

Our Competitive Strengths

We believe we have the following strengths:

Strong Hispanic Brands. We believe that the following factors have contributed, and will continue to contribute, to the success of our Hispanic Brands:

•	freshly-prepared food at competitive prices with convenience and value;

•	a variety of menu items including signature dishes with Hispanic flavor profiles designed to appeal to consumers’ desire for freshly-prepared food and menu variety;

•	successful dinner day-part representing the largest sales day-part at both of our Hispanic Brands, providing a higher average check size than other day-parts;

•

broad consumer appeal that attracts both the growing Hispanic consumer base, with increasing disposable income to spend on items such as traditional foods prepared at restaurants rather than at home, and non-Hispanic consumers in search of new and ethnic flavor profiles, grilled rather than fried entree choices and varied product offerings at competitive prices in an appealing atmosphere;

•

ability to control the consistency and quality of the customer experience and the strategic growth of our restaurant operations through our system consisting of primarily company-owned restaurants compared to competing brands that focus on franchising;

•

high market penetration of company-owned restaurants in our core markets that provides operating and marketing efficiencies, convenience for our customers and the ability to effectively manage and enhance brand awareness;

•	well positioned to continue to benefit from the projected population growth in Florida and Texas;

•	established infrastructure at our Hispanic Brands to manage operations and develop and introduce new menu offerings, positioning us to build customer frequency and broaden our customer base; and

•	well positioned to continue to capitalize on the home meal replacement trend.

Our Large Number of Company-Owned Restaurants Enable us to Control our Hispanic Brands. As of December 31, 2007, our Hispanic Brands were comprised of 231 company-owned and 30 franchised restaurants, of which only five of these franchised restaurants were located in the United States. Our Hispanic Brand restaurants in the United States are primarily company-owned and we therefore exercise control over the day-to-day operations of our company-owned restaurants unlike many of our competitors that have multiple franchisees operating as a single brand. Consequently, our success does not depend on our control of our franchisees, or support by them of our marketing programs, new product offerings, strategic initiatives or new restaurant development strategies. In addition, because our Hispanic Brand restaurants are primarily company-owned, we believe we are better able to provide customers a more consistent experience relative to competing brands that utilize franchisee-operated restaurants.

Strong Restaurant Level Economics and Operating Metrics for our Hispanic Brands. We believe that we benefit from attractive restaurant level economics and operating profitability for our Hispanic Brands. We believe that the average annual sales at our company-owned Hispanic Brand restaurants of $2,104,000 for our Pollo Tropical restaurants and $1,656,000 for our Taco Cabana restaurants, respectively, are among the highest in the quick-casual and quick-service segments. As a percentage of total Pollo Tropical revenues, for the year ended December 31, 2007 our Pollo Tropical restaurants generated a Segment EBITDA margin of 16.9%, which included general and administrative expenses of 5.9%. As a percentage of total Taco Cabana revenues, for the year ended December 31, 2007 our Taco Cabana restaurants generated a Segment EBITDA margin of 12.7%, which included general and administrative expenses of 4.6%. We believe that the average annual sales at our company-owned Hispanic Brand restaurants and the operating margins of our Hispanic Brands generate unit economics and returns on invested capital which will enable us to accelerate and sustain new unit growth.

Well Positioned to Continue to Capitalize on Growing Population in Core Markets Served by Our Hispanic Brands. We expect sales from our Hispanic Brand restaurants in Florida and Texas to benefit from the projected continued overall population growth in these markets, which is projected by the U.S. Census Bureau to grow at a faster rate than the national average. According to the U.S. Census Bureau, the U.S. population is forecast to grow by 4.4% from 2005 to 2010 and the population in Florida and Texas is forecast to grow by 8.5% and 7.9%, respectively, during that same period.

Well Positioned to Continue to Capitalize on the Growth of the Hispanic Population in the United States. We expect sales from our Hispanic Brand restaurants to benefit from the population growth of the U.S. Hispanic population which is projected by the U.S. Census Bureau to grow at a faster rate than the national average. The U.S. Census Bureau forecasts that the growth of the Hispanic population is expected to outpace overall population growth and increase from 14.1% of the total U.S. population in 2005 to 20.1% by 2030.

Largest Burger King Franchisee. We are Burger King’s largest franchisee and are well positioned to leverage the scale and marketing of one of the most recognized brands in the restaurant industry. The size of our Burger King business has contributed significantly to our large aggregate restaurant base, enabling us to enhance operating efficiencies and realize benefits across all three of our brands from economies of scale with respect to our management team and management information and operating systems. In addition, our Burger King business has significantly contributed, and is expected to continue to significantly contribute, to our consolidated operating cash flows. For the year ended December 31, 2007, revenues for our Burger King restaurants were $381.7 million, which represented 48.4% of our total consolidated revenues.

Infrastructure in Place for Growth. We believe that our operating disciplines, seasoned management, operational infrastructure and marketing and product development capabilities, supported by our corporate and restaurant management information systems and comprehensive training and development programs, will support significant expansion. We expect to leverage our significant investment in corporate infrastructure as we grow our business.

Experienced Management Team. We believe that our senior management team’s extensive experience in the restaurant industry, knowledge of the demographic and other characteristics of our core markets and its long and successful history of developing, acquiring, integrating and operating quick-service and quick-casual restaurants, provide us with a competitive advantage.

Business Strategy

Our primary business strategy is as follows:

•

Develop New Hispanic Brand Restaurants in Core and Other Markets. We believe that we have significant opportunities to develop new Pollo Tropical and Taco Cabana restaurants in their respective core markets within Florida and Texas and expand into new markets both within Florida and Texas as well as other regions of the United States. Our Pollo Tropical restaurants are primarily concentrated in

South and Central Florida and our Taco Cabana restaurants are primarily concentrated in larger cities in Texas. By increasing the number of restaurants we operate in a particular market, we believe that we can continue to increase brand awareness and effectively leverage our field supervision, corporate infrastructure and marketing expenditures. We also believe that the appeal of our Hispanic Brands and our high brand recognition in our core markets provide us with opportunities to expand into other markets in Florida and Texas. In addition, we believe that there are a number of geographic regions in the United States outside of Florida and Texas where the size of the Hispanic population and its influence on the non-Hispanic population provide significant opportunities for development of additional Hispanic Brand restaurants. Since March 2006 we have opened three Pollo Tropical restaurants in New Jersey. In addition, we currently are targeting additional locations for the Pollo Tropical brand in the Northeast, including the New York City metropolitan area, as well as exploring the expansion of the Taco Cabana concept into new markets. During the year ended December 31, 2007, we opened nine Pollo Tropical restaurants (including two restaurants in New Jersey) and eight Taco Cabana restaurants in Texas. For 2008, we currently plan to open between six to ten new Pollo Tropical restaurants and between eleven to thirteen new Taco Cabana restaurants.

Our staff of real estate and development professionals is responsible for new restaurant development. Before developing a new restaurant, we conduct an extensive site selection and evaluation process that includes in depth demographic, market and financial analyses. By selectively increasing the number of restaurants we operate in a particular market, we believe that we can continue to increase brand awareness and effectively leverage our field supervision, corporate infrastructure and marketing expenditures. Where possible, we intend to continue to utilize real estate leasing as a means of reducing the amount of cash invested in new restaurants. We believe that cash generated from operations, borrowings under our senior credit facility and leasing will enable us to continue to pursue our strategy of new restaurant development.

In addition to opportunities for expansion of our Hispanic Brands within our core markets, we believe there are significant growth opportunities in areas contiguous to our core markets and beyond such markets. We plan to open new restaurants in existing and new markets that may be either freestanding buildings or restaurants contained within strip shopping centers, which we sometimes refer to as in-line restaurants, to further leverage our existing brand awareness. Developing in-line restaurants allows us to selectively expand our brand penetration and visibility in certain of our existing markets, while doing so at a lower cost than developing a restaurant as a freestanding building. In addition, development of in-line restaurants permits us to further penetrate markets where freestanding opportunities may be more limited.

•

Increase Comparable Restaurant Sales. Our strategy is to grow sales in our existing restaurants by continuing to develop new menu offerings and enhance the effectiveness of our proprietary advertising and promotional programs for our Hispanic Brands, further capitalize on attractive industry and demographic trends and enhance the quality of the customer experience at our restaurants. We also believe that our Burger King restaurants are well positioned to benefit from BKC’s continued initiatives with respect to the Burger King brand.

•

Improve Income from Operations and Leverage Existing Infrastructure. We believe that our continuing development of new company-owned Hispanic Brand restaurants, combined with our strategy to increase sales at our existing Hispanic Brand restaurants, will increase revenues generated by our Hispanic Brands as a percentage of our consolidated revenues and position us to improve our overall income from operations. We also believe that our large restaurant base, skilled management team, sophisticated management information and operating systems, and training and development programs support our strategy of enhancing operating efficiencies for our existing restaurants and profitably growing our restaurant base. Our operating systems allow us to effectively manage restaurant labor and food costs, effectively manage our restaurant operations and ensure consistent application of operating controls at each of our restaurants. In addition, our size and, in the case of Burger King, the size of the

Burger King system, enable us to realize certain benefits from economies of scale, including leveraging our existing infrastructure as we grow.

•

Utilize Financial Leverage to Maintain an Efficient Capital Structure to Support Growth. We intend to continue utilizing financial leverage in an effort to enhance returns to our stockholders. We believe our operating cash flows will allow us to allocate sufficient capital towards new store development and repayment of our outstanding indebtedness as part of our strategy to support earnings growth, while providing the flexibility to alter our capital allocation depending on changes in market conditions and available expansion opportunities.

Overview of Restaurant Concepts

Pollo Tropical Restaurants

Our Pollo Tropical quick-casual restaurants combine freshly-prepared, distinctive menu items and an inviting tropical setting with the convenience and value of quick-service restaurants. Pollo Tropical restaurants offer a unique selection of food items reflecting tropical and Caribbean influences and feature fresh grilled chicken marinated in our own blend of tropical fruit juices and spices. Chicken is grilled in view of customers on large, open-flame grills. Pollo Tropical also features additional menu items such as roast pork, a line of “TropiChops®” (a bowl containing rice, black beans and chicken or pork), sandwiches and grilled ribs that feature a selection of sauces. We also offer Caribbean style fajitas and feature an array of “made from scratch” side dishes, including black beans and rice, yucatan fries and sweet plantains, as well as more traditional menu items such as french fries, corn and tossed and caesar salads. We also offer uniquely Hispanic desserts, such as flan and tres leches.

Our Pollo Tropical restaurants typically incorporate high ceilings, large windows, tropical plants, light colored woods, decorative tiles, a visually distinctive exterior entrance tower, lush landscaping and other signature architectural features, all designed to create an airy, inviting and tropical atmosphere. We design our restaurants to conveniently serve a high volume of customer traffic while retaining an inviting, casual atmosphere.

Our Pollo Tropical restaurants are generally open for lunch, dinner and late night orders seven days per week from 11:00 am to midnight and offer sit-down dining, counter take-out and drive-thru service to accommodate the varied schedules of families, business people and students. Our menu offers a variety of portion sizes to accommodate a single customer, family or large group. Pollo Tropical restaurants also offer an economical catering menu, with special prices and portions to serve parties in excess of 25 people.

Our Pollo Tropical restaurants typically provide seating for 80 to 100 customers and provide drive-thru service. As of December 31, 2007, all of our company-owned Pollo Tropical restaurants were freestanding buildings except for nine locations contained within strip shopping centers and one street-level storefront locations. Our typical freestanding Pollo Tropical restaurant ranges between 2,800 and 3,200 square feet. We anticipate that some of our new Pollo Tropical restaurants located in markets outside of Florida (including in the New York City metropolitan area) will be “in-line” restaurants located within strip-retail shopping centers.

Taco Cabana Restaurants

Our Taco Cabana quick-casual restaurants combine generous portions of freshly-prepared Tex-Mex and traditional Mexican style food with the convenience and value of quick-service restaurants. The restaurants typically provide interior, semi-enclosed and patio dining areas with a festive Mexican theme. Menu items include flame-grilled beef and chicken fajitas served on sizzling iron skillets, quesadillas, enchiladas, burritos, tacos, fresh flour tortillas, traditional Mexican and American breakfasts, and other Tex-Mex dishes. Our Taco Cabana restaurants also offer a variety of beverage choices, including frozen margaritas and beer. Most of the menu items offered at Taco Cabana are prepared at each restaurant from fresh meat, chicken and produce delivered by suppliers to the restaurant, usually three times each week. Taco Cabana utilizes fresh ingredients and prepares many items “from scratch.” In order to simplify operations and provide a more consistent product, Taco Cabana also uses a number of pre-prepared items.

Our typical Taco Cabana restaurants average approximately 3,200 square feet (exclusive of the exterior dining area) and provide seating for approximately 80 customers, with additional outside patio seating for approximately 50 customers. As of December 31, 2007, all of our company-owned Taco Cabana restaurants were freestanding buildings except for three locations contained within retail malls and two locations contained within strip shopping centers. Taco Cabana restaurants are typically distinctive in appearance, conveying a Mexican theme and permitting easy identification by passing motorists. Our Taco Cabana restaurants feature rounded fronts, as well as Southwest accents such as a clay tile roof, heavy wood beams and a trellis that shades the patio area, and the use of bright colors outside and inside. Corrugated metal wall panels, aged wood finishes and distressed stainless steel counter tops are featured inside.

Taco Cabana’s interior restaurant design features open display cooking that enables customers to observe fajitas cooking on a grill, a machine making fresh flour tortillas and the preparation of other food items. Upon entry, the customer places an order selected from an overhead menu board, proceeds down a service line to where the order is picked up, and then passes a salsa bar en route to the dining area. The distinctive salsa bar offers Taco Cabana customers our own freshly-prepared Tex-Mex ingredients such as salsa de fuego (made with charred peppers and tomatoes), pico de gallo and salsa (all “made from scratch” throughout the day at each restaurant), as well as cilantro, pickled jalapeno slices, crisp chopped onions and fresh sliced limes. Depending on the season, time of day and personal preference, our customers can choose to dine in the restaurant’s brightly colored and festive interior dining area or in either the semi-enclosed or outdoor patio areas.

Our Taco Cabana restaurants provide the convenience of drive-thru windows as well as the ability for customers to dine-in or take-out. A majority of our Taco Cabana restaurants are open 24 hours a day, although, hours of operation are continually evaluated for economic viability on a market and individual restaurant basis.

Burger King Restaurants

Burger King is the second largest hamburger restaurant chain in the world (as measured by the number of restaurants and system-wide sales). According to BKC, as of December 31, 2007, there were a total of 11,395 Burger King restaurants in 69 countries and U.S. territories, including 7,482 or 66% located in the United States and Canada. According to BKC, its total worldwide restaurant sales as of June 30, 2007 were approximately $13.2 billion, of which approximately $8.8 billion were in the United States and Canada.

“Have It Your Way”® service, flame broiling, generous portions and competitive prices characterize the Burger King system marketing strategy. Our Burger King restaurants feature flame-broiled hamburgers and other sandwiches, the most popular of which is the WHOPPER® sandwich. The WHOPPER is a large, flame-broiled hamburger on a toasted bun garnished with mayonnaise, lettuce, onions, pickles and tomatoes. The basic menu of all Burger King restaurants consists of hamburgers, cheeseburgers, chicken and fish sandwiches, breakfast items, french fries, onion rings, salads, chili, shakes, desserts, soft drinks and other beverages. In addition, promotional menu items are introduced periodically for limited periods. We believe that BKC continually seeks to develop new products as it endeavors to enhance the menu and service of Burger King restaurants.

Our Burger King restaurants are typically open seven days per week and have minimum operating hours from 6:00 am to midnight. Minimum operating hours were extended in 2007 from 11:00 pm to midnight. Burger King restaurants are quick-service restaurants of distinctive design and are generally located in high-traffic areas throughout the United States. We believe that the primary competitive advantages of Burger King restaurants are:

•	brand recognition;

•	convenience of location;

•	speed of service;

•	quality; and

•	price.

Burger King restaurants are designed to appeal to a broad spectrum of consumers, with multiple day-part meal segments targeted to different groups of consumers.

Our Burger King restaurants consist of one of several building types with various seating capacities. BKC’s traditional freestanding restaurant contains approximately 2,800 to 3,200 square feet with seating capacity for 90 to 100 customers, has drive-thru service windows, and has adjacent parking areas. As of December 31, 2007, 310 of our 322 Burger King restaurants were freestanding. We operate all of our Burger King restaurants under franchise agreements with BKC. See “—Operations—Burger King Franchise Agreements” and “—Franchise Fees, Royalties and Early Successor Program” below.

Restaurant Economics

Selected restaurant operating data for our three restaurant concepts is as follows:

	Year Ended December 31,
	2005(1)	2006(1)	2007(1)
Pollo Tropical:
Average annual sales per company-owned restaurant (in thousands)	$2,092	$2,135	$2,104
Average sales transaction	$8.72	$9.05	$9.47
Drive-through sales as a percentage of total sales	41.7%	41.7%	41.2%
Day-part sales percentages:
Lunch	45.8%	46.7%	46.3%
Dinner and late night (2)	54.2%	53.3%	53.7%
Taco Cabana:
Average annual sales per company-owned restaurant (in thousands)	$1,614	$1,643	$1,656
Average sales transaction	$7.08	$7.31	$7.36
Drive-through sales as a percentage of total sales	47.6%	47.6%	48.7%
Day-part sales percentages:
Breakfast	16.5%	16.8%	16.8%
Lunch	23.2%	23.4%	23.3%
Dinner	25.6%	25.1%	25.9%
Late night (9 pm to midnight)	13.7%	13.9%	13.4%
Other (2 pm to 5 pm and midnight to 6 am)	21.0%	20.8%	20.6%
Burger King:
Average annual sales per restaurant (in thousands)	$1,048	$1,114	$1,176
Average sales transaction	$5.03	$5.23	$5.31
Drive-through sales as a percentage of total sales	62.3%	62.8%	64.5%
Day-part sales percentages:
Breakfast	14.6%	14.2%	14.4%
Lunch	33.2%	33.0%	32.4%
Dinner	26.9%	27.1%	26.8%
Afternoon and late night.	25.3%	25.7%	26.4%

(1)	2005, 2006 and 2007 were each a 52-week fiscal year. Average annual sales for company owned or operated restaurants are derived by dividing restaurant sales for such year for the applicable segment by the average number of restaurants for the applicable segment for such year.
(2)	Day part sales percentages for 2005, 2006 and 2007 include 2.9%, 2.8% and 2.9%, respectively, for late night.

Restaurant Capital Costs

The initial cost of equipment, seating, signage and other interior costs of a typical new free-standing Pollo Tropical restaurant currently is approximately $500,000 (excluding the cost of the land, building and site improvements). Generally, in our core Florida market, the cost of land currently ranges from $1,000,000 to $1,250,000 and the cost of building and site improvements currently ranges from $1,000,000 to $1,300,000.

Costs in new markets may differ from and may be higher than these ranges. We believe that in the Northeast, including New Jersey and the New York City metropolitan area, our new Pollo Tropical restaurants may not typically be free-standing and may be located as “in-line” units within strip retail shopping centers. We believe that these locations will typically be leased, that the cost to build-out the retail location to our specifications could range from $750,000 to $1,000,000 and that the initial cost of equipment will be approximately $500,000.

The initial cost of equipment, seating, signage and other interior costs of a typical new Taco Cabana restaurant currently is approximately $450,000 (excluding the cost of the land, building and site improvements). Generally, in our core Texas market, the cost of land currently ranges from $900,000 to $1,100,000 and the cost of building and site improvements currently ranges from $900,000 to $1,000,000. Costs in new markets may differ from these ranges.

The initial cost of the franchise fee, equipment, seating, signage and other interior costs of a standard new Burger King restaurant currently is approximately $385,000 (excluding the cost of the land, building and site improvements). In the markets in which we primarily operate, the cost of land generally ranges from $450,000 to $600,000 and the cost of building and site improvements generally ranges from $600,000 to $650,000.

We generally seek to acquire the land on which a new free-standing restaurant is to be situated, to fund construction of the restaurant building, and then at a later date enter into an arrangement to sell and leaseback the land and building under a long-term lease. Historically, we have been able to acquire and finance a majority of our locations under such leasing arrangements. Where we are unable to purchase the underlying land, we enter into a long-term lease for the land and fund the construction of the building from cash generated from our operations or with borrowings under our senior credit facility rather than through long-term leasing arrangements. We believe that in certain real estate markets, particularly Florida, an increasing number of our new restaurants likely may be situated on leased land.

The cost of developing and equipping new restaurants can vary significantly and depends on a number of factors, including the geographic location and site of those restaurants and national and local economic conditions. Accordingly, the cost of opening new restaurants in the future, including Pollo Tropical restaurants in the New York City metropolitan area, may differ substantially from, and may be significantly higher than, both the historical cost of restaurants previously opened and the estimated costs appearing above.

Seasonality

Our business is moderately seasonal due to regional weather conditions. Sales from our Pollo Tropical restaurants (primarily located in south and central Florida) are generally higher during the winter months than during the summer months. Sales from our Taco Cabana restaurants (located in Texas, Oklahoma and New Mexico) and our Burger King restaurants (primarily located in the northern United States) are generally higher during the summer months than during the winter months. We believe this seasonal impact is not material to our business as a whole because our multiple concepts operating in diverse geographic areas enable us to reduce our dependence on the economic performance of any one particular region.

Restaurant Locations

As of December 31, 2007, we owned and operated 84 Pollo Tropical restaurants, 81 of which were located in Florida and three of which were located in New Jersey. In addition, of 27 franchised Pollo Tropical restaurants as of December 31, 2007, 23 were in Puerto Rico; two were in Ecuador and two were on college campuses in Florida.

As of December 31, 2007, we owned and operated 147 Taco Cabana restaurants and franchised three Taco Cabana restaurants located in the following states:

	Owned	Franchised	Total
Texas	142	—	142
Oklahoma	4	—	4
New Mexico	1	2	3
Georgia	—	1	1

Total	147	3	150

The following table details the locations of our 322 Burger King restaurants as of December 31, 2007:

State	Total Restaurants
Indiana	5
Kentucky	9
Maine	4
Massachusetts	1
Michigan	24
New Jersey	2
New York	127
North Carolina	35
Ohio	82
Pennsylvania	12
South Carolina	20
Vermont	1

Total	322

Operations

Management Structure

We conduct substantially all of our executive management, finance, marketing and operations support functions from our corporate headquarters in Syracuse, New York, our Pollo Tropical division headquarters in Miami, Florida and our Taco Cabana division headquarters in San Antonio, Texas. The management structure for Pollo Tropical consists of an Executive Vice President, who has over 30 years of experience in the restaurant industry, and a Vice President of Operations and two Regional Directors supported by twelve district supervisors. The management structure of Taco Cabana consists of an Executive Vice President of Operations, who has over 30 years of restaurant experience, and two Regional Vice Presidents supported by 21 district supervisors. Our Burger King operations are overseen by five Regional Directors, three of whom are Vice Presidents, that have an average of over 25 years of Burger King restaurant experience. Forty-four district supervisors that have an average of over 20 years of restaurant management experience in the Burger King system support the Regional Directors.

For each of our concepts, a district supervisor is responsible for the direct oversight of the day-to-day operations of an average of approximately seven restaurants. Typically, district supervisors have previously served as restaurant managers at one of our restaurants. Regional directors, district supervisors and restaurant managers are compensated with a fixed salary plus an incentive bonus based upon the performance of the restaurants under their supervision. Typically, our restaurants are staffed with hourly employees who are typically supervised by a salaried manager and two or three salaried assistant managers.

Training

We maintain a comprehensive training and development program for all of our personnel and provide both classroom and in-restaurant training for our salaried and hourly personnel. The program emphasizes system-wide operating procedures, food preparation methods and customer service standards for each of the concepts. In addition, BKC’s training and development programs are also available to us as a franchisee.

Management Information Systems

Our management information systems, which we believe are more sophisticated than systems typically utilized by many small quick-casual/quick-service restaurant operators and many other Burger King franchisees, provide us with the ability to efficiently and effectively manage our restaurants and to ensure consistent application of operating controls at our restaurants. Our size also affords us the ability to maintain an in-house staff of information technology and restaurant systems professionals dedicated to continuously enhancing our systems. In addition, these capabilities allow us to integrate newly developed or acquired restaurants and to further leverage our investments in information technology over a larger base of restaurants.

Our restaurants generally employ touch-screen point-of-sale (POS) systems that are designed to facilitate accuracy and speed of order taking. These systems are user-friendly, require limited cashier training and improve speed-of-service through the use of conversational order-taking techniques. The POS systems are integrated with PC-based applications at the restaurant that are designed to facilitate financial and management control of our restaurant operations. In 2008, we plan to further enhance and upgrade our restaurant technology with the installation of new POS systems at both our Taco Cabana and Pollo Tropical restaurants.

Our restaurant systems provide daily tracking and reporting of traffic counts, menu item sales, labor and food data, and other key operating information for each restaurant. We electronically communicate with our restaurants on a daily basis, which enables us to collect this information for use in our corporate management systems. Our corporate and divisional administrative headquarters house client/server-based systems that support all of our accounting, operating and reporting systems. We also operate a 24-hour, seven-day help desk at our corporate headquarters that enables us to provide systems and operational support to our restaurant operations as required. Among other things, our restaurant information systems provide us with the ability to:

•	monitor labor utilization and sales trends on a real-time basis at each restaurant, enabling the restaurant manager to effectively manage to our established labor standards on a timely basis;

•	reduce shrinkage using restaurant-level inventory management and centralized standard costing systems;

•	analyze sales and product mix data to help restaurant management personnel forecast production levels;

•	monitor day-part drive-thru speed of service at each of our restaurants;

•	systematically communicate human resource and payroll data to our administrative offices for efficient centralized management of labor costing and payroll processing;

•	employ centralized control over price, menu and inventory management activities at the restaurant utilizing the remote access capabilities of our systems;

•	take advantage of electronic commerce including our ability to place orders with suppliers and to integrate detailed invoice, receiving and product data with our inventory and accounting systems; and

•	provide analyses, reporting and tools to enable all levels of management to review a wide-range of financial and operational data.

Information from our systems is available daily to the restaurant manager, who is expected to react quickly to trends or situations in their restaurant. Our district supervisors also receive daily information for all restaurants under their control and have computer access to key operating data on a remote basis using our corporate intranet. Management personnel at all levels, from the restaurant manager through senior management, utilize key restaurant performance indicators.

Site Selection

We believe that the location of our restaurants is a critical component of each restaurant’s success. We evaluate potential new sites on many critical criteria including accessibility, visibility, costs, surrounding traffic patterns, competition and demographic characteristics. Our senior management determines the acceptability of all acquisition prospects and new sites, based upon analyses prepared by our real estate and financial professionals and operations personnel.

Burger King Franchise Agreements

Each of our Burger King restaurants operates under a separate franchise agreement with BKC. Our franchise agreements with BKC generally require, among other things, that all restaurants comply with specified design criteria and be operated in a prescribed manner, including utilization of the standard Burger King menu. In addition, our Burger King franchise agreements generally require that our restaurants conform to BKC’s current image and provide for remodeling of our restaurants at the request of BKC during the tenth year of the agreements to conform to such current image, which may require the expenditure of considerable funds. These franchise agreements with BKC generally provide for an initial term of 20 years and currently have an initial franchise fee of $50,000. In the event that we terminate any franchise agreement and close the related BKC restaurant prior to the expiration of its term, we may be required to pay BKC an amount based on the net present value of the royalty stream that would have been realized by BKC had such franchise agreement not been terminated. Any franchise agreement, including renewals, can be extended at our discretion for an additional 20-year term, with BKC’s approval, provided that, among other things, the restaurant meets the current Burger King operating and image standards and the franchisee is not in default under the terms of the franchise agreement. The franchise agreement fee for subsequent renewals is currently $50,000. BKC may terminate any of the franchise agreements if an act of default is committed by us under these agreements. Defaults under the franchise agreements include, among other things, our failure to operate such Burger King restaurant in accordance with the operating standards and specifications established by BKC (including failure to use equipment, uniforms or decor approved by BKC), our failure to sell products approved or designated by BKC, our failure to pay royalties or advertising and sales promotion contributions as required, our unauthorized sale, transfer or assignment of such franchise agreement or the related restaurant, certain events of bankruptcy or insolvency with respect to us, conduct by us or our employees that has a harmful effect on the Burger King restaurant system, conviction of us or our executive officers for certain indictable offenses, our failure to maintain a responsible credit rating or the acquisition by us of an interest in any other hamburger restaurant business. We are not in default under any of the franchise agreements with BKC.

In order to obtain a successor franchise agreement with BKC, a franchisee is typically required to make capital improvements to the restaurant to bring it up to Burger King’s current image standards. The required capital improvements will vary widely depending upon the magnitude of the required changes and the degree to which we have made interim improvements to the restaurant. We have 32 franchise agreements due to expire in 2008, 18 franchise agreements due to expire in 2009 and 16 franchise agreements due to expire in 2010. In recent years, the historical costs of improving our Burger King restaurants in connection with franchise renewals generally have ranged from $200,000 to $500,000 per restaurant. However, any future costs for improving Burger King restaurants in connection with franchise renewals may vary significantly and will depend on a number of factors, including the geographic location and the size of those restaurants. In addition, the cost of capital improvements made in connection with future franchise agreement renewals may differ substantially from past franchise renewals.

We believe that we will be able to satisfy BKC’s normal franchise agreement renewal policies. Accordingly, we believe that renewal franchise agreements will be granted on a timely basis by BKC at the expiration of our existing franchise agreements. Historically, BKC has granted all of our requests for successor franchise agreements. However, there can be no assurances that BKC will grant these requests in the future.

We evaluate the performance of our Burger King restaurants on an ongoing basis. Such evaluation depends on many factors, including our assessment of the anticipated future operating results of the subject restaurants and the cost of required capital improvements that we would need to commit for such restaurants. If we determine that a Burger King restaurant is under-performing, we may elect to close such restaurant. We may also relocate (offset) a restaurant within its trade area and build a new Burger King restaurant as part of the franchise renewal process. In 2007 we closed a total of six Burger King restaurants, which included one location that will be offset in 2008. In 2008, we currently anticipate that we will likely elect to close eleven to thirteen Burger King restaurants, which includes five locations that will be offset with new Burger King restaurants. However, based on the current operating results of such restaurants, we believe that the impact on our results of operations as a result of such restaurant closures will not be material, although there can be no assurance in this regard. Our determination of whether to close eleven to thirteen restaurants in 2008 is subject to further evaluation and may change. We may also elect to close additional Burger King restaurants in the future.

In addition to the initial franchise fee, we generally pay to BKC a monthly royalty. For an explanation of the franchise fees and royalties see “—Franchise Fees, Royalties and Early Successor Program” below. We also contribute 4% of restaurant sales from our Burger King restaurants to fund BKC’s national and regional advertising. BKC engages in substantial national and regional advertising and promotional activities and other efforts to maintain and enhance the Burger King brand. We supplement from time to time BKC’s marketing with our own local advertising and promotional campaigns. See “—Advertising and Promotion” below.

Our franchise agreements with BKC do not give us exclusive rights to operate Burger King restaurants in any defined territory. Although we believe that BKC generally seeks to ensure that newly granted franchises do not materially adversely affect the operations of existing Burger King restaurants, we cannot assure you that franchises granted by BKC to third parties will not adversely affect any Burger King restaurants that we operate.

We are required to obtain BKC’s consent before we acquire existing Burger King restaurants from other franchisees or develop new Burger King restaurants. BKC also has the right of first refusal to purchase any Burger King restaurant that is being offered for sale by a franchisee. To date, BKC has approved almost all of our acquisitions of Burger King restaurants from other franchisees.

Franchise Fees, Royalties and Early Successor Program

On July 1, 2000, BKC increased its royalty and franchise fees for most new restaurants. The franchise fee for new restaurants increased to $50,000 for a 20-year agreement and the royalty rate generally increased from 3 1/2% of sales to 4 1/2% of sales. The royalty rates for existing franchise agreements are not affected by these changes until the time of renewal.

BKC offered a voluntary program to encourage franchisees to accelerate the renewal of their franchise agreements. Franchisees that elected to participate in the Early Successor Incentive Program were required to make capital improvements in their restaurants to bring them up to Burger King’s then current design image. Franchise agreements entered into under this program contain special provisions regarding the royalty rates including a reduction in the royalty for a period of time.

For commitments made prior to July 1, 2000 to renew franchise agreements under BKC’s Fiscal 2000 Early Successor Incentive Program, the renewal franchise fee remained at $40,000. The royalty rate under this program remained at 3 1/2% of sales through March 31, 2002, at which time it was reduced to 2 3/ 4% of sales for the following five-year period. The royalty rate reverted back to 3 1/2% of sales effective April 1, 2007 for the remainder of any of the initial franchise term, and will increase to 4 1/2% of sales for the balance of the new agreement.

For commitments made between July 1, 2000 and June 30, 2001 to renew franchise agreements under BKC’s Fiscal 2001 Early Successor Incentive Program, the renewal franchise fee increased to $50,000. The royalty rate remained at 3 1/ 2 % of sales through September 30, 2002, at which time it was reduced to 3% of sales for a three-year period. The royalty rate reverted back to 3 1/2% of sales effective October 1, 2005 for the remainder of any of the initial franchise term, and will increase to 4 1/2% of sales for the balance of the new franchise agreement.

After evaluating the applicable royalty reductions and the acceleration of the required capital improvements, in 2000 we elected to renew 48 franchise agreements under BKC’s Early Successor Incentive Program. Burger King royalties, as a percentage of our Burger King restaurant sales, were 3.7% in 2007, 3.5% in 2006 and 3.5% in 2005. We anticipate our Burger King royalties, as a percentage of our Burger King restaurant sales, to increase to 3.9% in 2008 as a result of the terms outlined above.

Hispanic Brands Franchise Operations

As of December 31, 2007, Pollo Tropical had three franchisees operating a total of 27 Pollo Tropical restaurants, 23 of which were located in Puerto Rico, two in Ecuador and two located on college campuses in Florida. As of December 31, 2007, Taco Cabana had two franchisees operating a total of three Taco Cabana restaurants. In addition, on December 31, 2007, Pollo Tropical entered into development agreements for the development of up to five franchised Pollo Tropical restaurants in the Bahamas. We believe that there are significant opportunities to expand our Hispanic Brands outside of the United States and we may seek to franchise or license our Hispanic Brands in additional markets outside of the United States. Any such expansion into additional foreign markets ideally would take the form of a franchising or licensing arrangement with one or more experienced restaurant companies with operations in the target area. We believe that there are a number of geographic areas outside of the United States which have a significant component of the population with both adequate disposable income and a strong proclivity for foods similar to those offered by our Hispanic Brands. We currently have no understandings, commitments or agreements with respect to any such franchising or licensing arrangements of our Hispanic Brands outside of the United States other than for our franchised Pollo Tropical restaurants located in Puerto Rico and Ecuador and the development agreements for the Bahamas.

All of our current franchisees are required to operate their restaurants in compliance with certain methods, standards and specifications developed by us regarding such matters as menu items, recipes, food preparation, materials, supplies, services, fixtures, furnishings, decor and signs. The franchisees have discretion to determine the prices to be charged to customers. In addition, all franchisees are required to purchase substantially all food, ingredients, supplies and materials from suppliers approved by us.

Advertising and Promotion

We believe our Hispanic Brands are among the most highly recognized quick-casual restaurant brands in their core markets of south and central Florida and Texas. Pollo Tropical and Taco Cabana utilize an integrated, multi-level marketing approach that includes periodic chain-wide promotions, direct mail, in-store promotions, local store marketing and other strategies, including the use of radio and television advertising in their major markets. Combination value meals are also utilized as well as limited time offer menu item promotions. Pollo Tropical and Taco Cabana advertise in both English and Spanish language media throughout the year. As a percentage of Pollo Tropical restaurant sales, Pollo Tropical’s advertising expenditures were 2.4% in 2007, 1.6% in 2006 and 1.9% in 2005. As a percentage of Taco Cabana restaurant sales, Taco Cabana’s advertising expenditures were 4.1% in 2007 and 2006 and 4.2% in 2005.

The efficiency and quality of advertising and promotional programs can significantly affect quick-casual/quick-service restaurant businesses. We believe that one of the major advantages of being a Burger King franchisee is the value of the extensive regional and national advertising and promotional programs conducted by BKC. In addition to the benefits derived from BKC’s advertising spending, we supplement from time to time

BKC’s advertising and promotional activities with our own local advertising and promotions, including the purchase of additional television, radio and print advertising. The concentration of our Burger King restaurants in many of our markets permits us to leverage advertising in those markets. We also utilize promotional programs, such as combination value meals and discounted prices, targeted to our customers, in order to create a flexible and directed marketing program.

We are generally required to contribute 4% of restaurant sales from our Burger King restaurants to an advertising fund utilized by BKC for its advertising, promotional programs and public relations activities. BKC’s advertising programs consist of national campaigns supplemented by local advertising. BKC’s advertising campaigns are generally carried on television, radio and in circulated print media (national and regional newspapers and magazines).

Product Development

Each of Pollo Tropical and Taco Cabana has separate and complete product research and development functions, which we believe are comparable to other large multi-unit restaurant companies. These capabilities enable us to continually refine our menu offerings and develop new products for introduction in our Hispanic Brand restaurants. These functions include:

•	fully equipped test kitchens;

•	professional culinary and quality assurance team members;

•	consumer research protocol;

•	uniform and detailed product specification formats; and

•	product development committees that integrate marketing, operations, financial analysis and procurement.

Pollo Tropical’s test kitchen is located in our Miami division headquarters. The facility includes cooking equipment that mirrors the capability of a Pollo Tropical restaurant and a tasting area. Permanent staff positions include a Senior Director of R&D, a Manager of R&D and a Corporate Chef.

Taco Cabana’s test kitchen is located near our San Antonio division headquarters in leased commercial space. The facility includes a large test kitchen, with equipment that mirrors the capability of a Taco Cabana restaurant, office space for all R&D staff, and a large tasting and meeting room. Permanent staff positions include a Director of R&D, a Corporate Chef and a staff assistant.

Suppliers and Distributors

For our Pollo Tropical and Taco Cabana restaurants, we have negotiated directly with local and national suppliers for the purchase of food and beverage products and supplies to ensure consistent quality and freshness and to obtain competitive prices. Pollo Tropical and Taco Cabana restaurants’ food and supplies are ordered from approved suppliers and are shipped via distributors to the restaurants. Both brands are responsible for monitoring quality control and supervision of these suppliers and conduct inspections to observe the preparation and quality of products purchased.

For our Pollo Tropical restaurants, Performance Food Group, Inc serves as our primary distributor of food and paper products under an agreement that expires on May 15, 2012. Also for our Pollo Tropical restaurants Kelly Food Service serves as our primary distributor for chicken and various other protein products under an agreement that expires on December 31, 2009. We also currently rely on two suppliers under agreements that expire on December 31, 2009 as our suppliers of chicken and other protein products for our Pollo Tropical restaurants and, although we believe that alternative sources of chicken are available to us, if both suppliers were unable to service us, this could lead to a material disruption of service or supply until a new supplier is engaged, which could have a material adverse effect on our business.

For our Taco Cabana restaurants, SYGMA Network, Inc. (SYGMA) serves as our primary distributor of food and beverage products and supplies. SYGMA purchases, warehouses and distributes products for these restaurants under a distribution service agreement that expires on June 1, 2009. We rely significantly on these suppliers but, in general, if any such suppliers are unable to service us, we believe that we have significant alternative sources available to us to avoid any material disruption in service. With respect to our distributors for our Pollo Tropical and Taco Cabana restaurants, although we believe that alternative distributors are available to us, if any of our distributors are unable to service us, this could lead to a material disruption of service or supply until a new distributor is engaged, which could have a material adverse effect on our business.

We are a member of a national purchasing cooperative, Restaurant Services, Inc., created for the Burger King system. Restaurant Services is a non-profit independent cooperative that acts as the purchasing agent for approved distributors to the Burger King system and serves to negotiate the lowest cost for the system. We use our purchasing power to negotiate directly with certain other vendors, to obtain favorable pricing and terms for supplying our Burger King restaurants. For our Burger King restaurants, we are required to purchase all of our foodstuffs, paper goods and packaging materials from BKC-approved suppliers. We currently utilize three distributors, Maines Paper & Food Service, Inc., Reinhart Food Service L.L.C. and MBM Food Service Inc., to supply our Burger King restaurants with the majority of their foodstuffs in various geographical areas and, as of December 31, 2007, such distributors supplied 64%, 31% and 5%, respectively, of our Burger King restaurants. We may purchase non-food items such as kitchen utensils, equipment maintenance tools and other supplies from any suitable source so long as such items meet BKC product uniformity standards. All BKC-approved distributors are required to purchase foodstuffs and supplies from BKC-approved manufacturers and purveyors. BKC is responsible for monitoring quality control and supervision of these manufacturers and conducts regular visits to observe the preparation of foodstuffs, and to run various tests to ensure that only quality foodstuffs are sold to BKC-approved suppliers. In addition, BKC coordinates and supervises audits of approved suppliers and distributors to determine continuing product specification compliance and to ensure that manufacturing plant and distribution center standards are met. Although we believe that we have alternative sources of supply available to our Burger King restaurants, in the event any distributors or suppliers for our Burger King restaurants are unable to service us, this could lead to a disruption of service or supply at our Burger King restaurants until a new distributor or supplier is engaged, which could have an adverse effect on our business.

Quality Assurance

At each of our three concepts, our operational focus is closely monitored to achieve a high level of customer satisfaction via speed, order accuracy and quality of service. Our senior management and restaurant management staffs are principally responsible for ensuring compliance with our operating policies, and with respect to our Burger King restaurants, BKC’s required operating procedures as well. We have uniform operating standards and specifications relating to the quality, preparation and selection of menu items, maintenance and cleanliness of the premises and employee conduct. In order to maintain compliance with these operating standards and specifications, we distribute to our restaurant operations management team detailed reports measuring compliance with various customer service standards and objectives, including the results of our “mystery shopper” program. These “mystery shopper” programs are conducted by an independent agency and consist of evaluations of speed, quality of service and other operational objectives including the cleanliness of our restaurants.

We also operate in accordance with quality assurance and health standards mandated by federal, state and local governmental laws and regulations. These standards include food preparation rules regarding, among other things, minimum cooking times and temperatures, maximum time standards for holding prepared food, food handling guidelines and cleanliness. To maintain these standards, we conduct unscheduled inspections of our restaurants. In addition, restaurant managers conduct internal inspections for taste, quality, cleanliness and food safety on a regular basis.

Trademarks

We believe that our names and logos for our Hispanic Brands are important to our operations. We have registered our principal Pollo Tropical and Taco Cabana logos and designs with the U.S. Patent and Trademark Office on the Principal Register as a service mark for our restaurant services. We also have secured or have applied for state and federal registrations of several other advertising or promotional marks, including variations of our principal marks, and have applied for or been granted registrations in foreign countries of our principal marks and several other marks. We intend to protect both Pollo Tropical and Taco Cabana trademarks by appropriate legal action whenever necessary. In certain foreign countries, we have been involved in trademark opposition proceedings to defend our rights to register certain trademarks. In that regard, we have discovered that an individual unaffiliated with us has registered, without our knowledge, authorization or consent, a trademark in Spain and the European Community for a name and logo virtually identical to our Pollo Tropical name and logo. We have initiated a cancellation action to declare such unauthorized trademark registration null and void. Although we believe we will be successful in the action, there can be no assurance in this regard.

Other than the Pollo Tropical and Taco Cabana trademarks, we have no proprietary intellectual property other than the logo and trademark of Carrols. As a franchisee of Burger King, we also have contractual rights to use certain BKC-owned trademarks, service marks and other intellectual property relating to the Burger King concept.

Government Regulation

Various federal, state and local laws affect our business, including various health, sanitation, fire and safety standards. Restaurants to be constructed or remodeled are subject to state and local building code and zoning requirements. In connection with the development and remodeling of our restaurants, we may incur costs to meet certain federal, state and local regulations, including regulations promulgated under the Americans with Disabilities Act.

We are subject to the federal Fair Labor Standards Act and various state laws governing such matters as:

•	minimum wage requirements;

•	overtime; and

•	other working conditions and citizenship requirements.

A significant number of our food service personnel are paid at rates related to the federal, and where applicable, state minimum wage and, accordingly, increases in the minimum wage have increased and in the future will increase wage rates at our restaurants.

We are also subject to various federal, state and local environmental laws, rules and regulations. We believe that we conduct our operations in substantial compliance with applicable environmental laws and regulations. None of the applicable environmental laws or regulations has had a material adverse effect on our results of operations, cash flows or financial condition.

Taco Cabana and Pollo Tropical are subject to alcoholic beverage control regulations that require state, county or municipal licenses or permits to sell alcoholic beverages at each location where they respectively sell alcoholic beverages. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. Licensing entities, authorized with law enforcement authority, may issue violations and conduct audits and investigations of the restaurant’s records and procedures. Alcoholic beverage control regulations relate to numerous aspects of daily operations of Taco Cabana and Pollo Tropical restaurants, including minimum age for consumption, certification requirements for employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages. These regulations also prescribe certain required banking and accounting practices related to alcohol sales and purchasing.

Our Taco Cabana restaurants and some of our Pollo Tropical restaurants are subject to state “dram-shop” laws in the states in which they operate. Dram-shop laws provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated or minor patron. We have specific insurance that covers claims arising under dram-shop laws. However, we cannot assure you that this insurance will be adequate to cover any claims that may be instituted against us.

With respect to the franchising of Pollo Tropical and Taco Cabana restaurants, we are subject to franchise and related regulations in the U.S. and certain foreign jurisdictions where we offer and sell franchises. These regulations include obligations to provide disclosure about our two concepts, the franchise agreements and the franchise system. The regulations also include obligations to register certain franchise documents in the U.S. and foreign jurisdictions, and obligations to disclose the substantive relationship between the parties to the agreements.

Competition

The restaurant industry is highly competitive with respect to price, service, location and food quality. In each of our markets, our restaurants compete with a large number of national and regional restaurant chains, as well as locally owned restaurants, offering low and medium-priced fare. We also compete with convenience stores, delicatessens and prepared food counters in supermarkets, grocery stores, cafeterias and other purveyors of moderately priced and quickly prepared foods.

We believe that:

•	product quality and taste;

•	brand recognition;

•	convenience of location;

•	speed of service;

•	menu variety;

•	price; and

•	ambiance

are the most important competitive factors in the quick-casual and quick-service restaurant segments and that our three concepts effectively compete in each category.

Pollo Tropical’s competitors include national chicken-based concepts, such as Boston Market and KFC, and regional chicken-based concepts, as well as quick-service hamburger restaurant chains and other types of quick-casual restaurants.

Taco Cabana’s restaurants, although part of the quick-casual segment of the restaurant industry, compete in Texas, Oklahoma and New Mexico with quick-service restaurants, including those in the quick-service Mexican segment such as Taco Bell, other quick-casual restaurants and traditional casual dining Mexican restaurants. We believe that Taco Cabana’s combination of freshly prepared food, distinctive ambiance and superior service help to distinguish Taco Cabana restaurants from quick-service operators, while Taco Cabana’s price-value relationship enables it to compete favorably with more expensive casual dining Mexican restaurants.

With respect to our Burger King restaurants, our largest competitors are McDonald’s and Wendy’s restaurants. According to Technomic, McDonald’s restaurants had aggregate U.S. system-wide sales of $27.1 billion for the year ended December 31, 2006 and operated 13,774 restaurants in the United States at that date, and Wendy’s restaurants had aggregate system-wide sales of $7.8 billion for the year ended December 31, 2006 and operated 5,995 restaurants in the United States at that date.

Employees

As of December 31, 2007, we employed approximately 17,300 persons, of which approximately 300 were administrative personnel and approximately 17,000 were restaurant operations personnel. None of our employees is covered by collective bargaining agreements. We believe that our relations with our employees are good.

Availability of Information

We file annual, quarterly and current reports and other information with the Securities and Exchange Commission (the “SEC”). The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

We make available through our internet website (www.carrols.com) our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (“the Exchange Act”), as soon as reasonably practicable after electronically filing such material with the SEC. The reference to our website address is a textual reference only, meaning that it does not constitute incorporation by reference of the information contained on the website and should not be considered part of this document.

ITEM 1A.	RISK FACTORS

You should carefully consider the risks described below, as well as other information and data included in this Annual Report on Form 10-K. Any of the following risks could materially adversely affect our business, consolidated financial condition or results of operations.

Intense competition in the restaurant industry could make it more difficult to expand our business and could also have a negative impact on our operating results if customers favor our competitors or we are forced to change our pricing and other marketing strategies.

The restaurant industry is highly competitive. In each of our markets, our restaurants compete with a large number of national and regional restaurant chains, as well as locally owned restaurants, offering low and medium-priced fare. We also compete with convenience stores, delicatessens and prepared food counters in grocery stores, supermarkets, cafeterias and other purveyors of moderately priced and quickly prepared food.

Pollo Tropical’s competitors include national chicken-based concepts, such as Boston Market and Kentucky Fried Chicken (KFC), and regional chicken-based concepts as well as quick-service hamburger restaurant chains and other types of quick-casual restaurants. Our Taco Cabana restaurants, although part of the quick-casual segment of the restaurant industry, compete with quick-service restaurants, including those in the quick-service Mexican segment such as Taco Bell, other quick-casual restaurants and traditional casual dining Mexican restaurants. With respect to our Burger King restaurants, our largest competitors are McDonald’s and Wendy’s restaurants.

To remain competitive, we, as well as certain of the other major quick-casual and quick-service restaurant chains, have increasingly offered selected food items and combination meals at discounted prices. These changes in pricing and other marketing strategies have had, and in the future may continue to have, a negative impact on our sales and earnings.

Factors specific to the quick-casual and quick-service restaurant segments may adversely affect our results of operations, which may cause a decrease in earnings and revenues.

The quick-casual and quick-service restaurant segments are highly competitive and can be materially adversely affected by many factors, including:

•	changes in local, regional or national economic conditions;

•	changes in demographic trends;

•	changes in consumer tastes;

•	changes in traffic patterns;

•	increases in fuel prices, including a continuation of the current relatively higher levels of gasoline prices;

•	consumer concerns about health and nutrition;

•	increases in the number of, and particular locations of, competing restaurants;

•	inflation;

•	increases in utility costs;

•	increases in the cost of food, such as beef and chicken, and packaging;

•	consumer dietary considerations;

•	increased labor costs, including healthcare and minimum wage requirements;

•	regional weather conditions; and

•	the availability of experienced management and hourly-paid employees.

Our continued growth depends on our ability to open and operate new restaurants profitably, which in turn depends on our continued access to capital, and newly acquired or developed restaurants may not perform as we expect and we cannot assure you that our growth and development plans will be achieved.

Our continued growth depends on our ability to develop additional Pollo Tropical and Taco Cabana restaurants and to selectively acquire and develop additional Burger King restaurants. Development involves substantial risks, including the following:

•	the inability to fund development;

•	development costs that exceed budgeted amounts;

•	delays in completion of construction;

•	the inability to obtain all necessary zoning and construction permits;

•	the inability to identify, or the unavailability of, suitable sites on acceptable leasing or purchase terms;

•	developed restaurants that do not achieve desired revenue or cash flow levels once opened;

•	incurring substantial unrecoverable costs in the event a development project is abandoned prior to completion;

•	the inability to recruit, train and retain managers and other employees necessary to staff each new restaurant;

•	changes in governmental rules, regulations and interpretations; and

•	changes in general economic and business conditions.

We cannot assure you that our growth and development plans can be achieved. Our development plans will require additional management, operational and financial resources. For example, we will be required to recruit and train managers and other personnel for each new restaurant. We cannot assure you that we will be able to manage our expanding operations effectively and our failure to do so could adversely affect our results of operations. In addition, our ability to open new restaurants and to grow, as well as our ability to meet other anticipated capital needs, will depend on our continued access to external financing, including borrowings under our senior credit facility. We cannot assure you that we will have access to the capital we need on acceptable terms or at all, which could materially adversely affect our business.

Additionally, we may encounter difficulties growing beyond our presence in our existing core markets. We cannot assure you that we will be able to successfully grow our market presence beyond the current key regions within our existing markets, as we may encounter well-established competitors in new areas. In addition, we may be unable to find attractive locations or successfully market our products as we attempt to expand beyond our existing core markets, as the competitive circumstances and consumer characteristics in these new areas may differ substantially from those in areas in which we currently operate. As a result of the foregoing, we cannot assure you that we will be able to successfully integrate or profitably operate our new restaurants outside our core markets.

Our expansion into new markets may present increased risks due to our unfamiliarity with the area.

Some of our new restaurants are and will be located in areas where we have little or no meaningful experience. Those markets may have different competitive conditions, consumer tastes and discretionary spending patterns than our existing markets, which may cause our new restaurants to be less successful than restaurants in our existing markets or to incur losses. An additional risk of expanding into new markets is the lack of market awareness of the Pollo Tropical or Taco Cabana brand. Restaurants opened in new markets may open at lower average weekly sales volumes than restaurants opened in existing markets, and may have higher restaurant-level operating expense ratios than in existing markets. Sales at restaurants opened in new markets may take longer to reach average unit volumes, if at all, thereby adversely affecting our operating results. Opening new restaurants in areas in which we have little or no operating experience and in which potential customers may not be familiar with our restaurants may include costs related to the opening, operation and promotion of those restaurants that are substantially greater than those incurred by our restaurants in other areas. Even though we may incur substantial additional costs with respect to these new restaurants, they may attract fewer customers than our more established restaurants in existing markets.

We could be adversely affected by additional instances of “mad cow” disease, “avian” flu or other food-borne illness, as well as widespread negative publicity regarding food quality, illness, injury or other health concerns.

Negative publicity about food quality, illness, injury or other health concerns (including health implications of obesity and transfatty acids) or similar issues stemming from one restaurant or a number of restaurants could materially adversely affect us, regardless of whether they pertain to our own restaurants or to restaurants owned or operated by other companies. For example, health concerns about the consumption of beef or chicken or by specific events such as the outbreak of “mad cow” disease or “avian” flu could lead to changes in consumer preferences, reduce consumption of our products and adversely affect our financial performance. These events could reduce the available supply of beef or chicken or significantly raise the price of beef or chicken.

In addition, we cannot guarantee that our operational controls and employee training will be effective in preventing food-borne illnesses, food tampering and other food safety issues that may affect our restaurants. Food-borne illness or food tampering incidents could be caused by customers, employees or food suppliers and transporters and, therefore, could be outside of our control. Any publicity relating to health concerns or the perceived or specific outbreaks of food-borne illnesses, food tampering or other food safety issues attributed to one or more of our restaurants, could result in a significant decrease in guest traffic in all of our restaurants and could have a material adverse effect on our results of operations. In addition, similar publicity or occurrences with respect to other restaurants or restaurant chains could also decrease our guest traffic and have a similar material adverse effect on us.

Our substantial indebtedness could adversely affect our financial condition and our ability to operate our business.

We have a substantial amount of indebtedness. As of December 31, 2007, we had $354.0 million of outstanding indebtedness, including $120.0 million of indebtedness under the new senior credit facility, $180 million of 9% Senior Subordinated Notes due 2013 (the “Notes”), $52.7 million of lease financing obligations and $1.3 million of capital leases. On March 9, 2007, we terminated our prior senior credit facility and entered into a loan agreement providing for a new senior credit facility with a syndicate of lenders. Our new senior credit facility totals approximately $185.0 million, consisting of $120.0 million principal amount of term loan A borrowings maturing on March 8, 2013 (or earlier on September 30, 2012 if the Notes are not refinanced by June 30, 2012) and a $65.0 million revolving facility (including a sub limit of up to $25.0 million for letters of credit and up to $5.0 million for swingline loans), maturing on March 8, 2012. As a result, we are a highly leveraged company. This level of indebtedness could have important consequences, including the following:

•	it will limit our ability to borrow money to fund our working capital, capital expenditures, acquisitions and debt service requirements and other financing needs;

•	a substantial portion of our operating cash flow will be dedicated to the repayment of our indebtedness and related interest, including indebtedness we may incur in the future;

•

our interest expense would increase if interest rates in general increase because a substantial portion of our indebtedness, including all of our indebtedness under our senior credit facility, bears interest at floating rates;

•	it may limit our flexibility in planning for, or reacting to, changes in our business and future business opportunities;

•	we are more highly leveraged than some of our competitors, which may place us at a competitive disadvantage;

•	it may make us more vulnerable to a downturn in our business, industry or the economy in general; and

•	there would be a material adverse effect on our business and financial condition if we were unable to service our indebtedness or obtain additional financing as needed.

Despite our substantial indebtedness, we may still incur significantly more debt, which could further exacerbate the risks described above.

Although covenants under our new senior credit facility and the Indenture governing the Notes limit our ability and the ability of our present and future restricted subsidiaries to incur additional indebtedness, the terms of our new senior credit facility and the Indenture governing the Notes permit us to incur significant additional indebtedness, including unused availability under our new revolving credit facility. As of December 31, 2007, we had $50.8 million available for additional revolving credit borrowings under our senior credit facility (after reserving for $14.2 million of letters of credit outstanding), subject to compliance with customary borrowing conditions. In addition, neither the new senior credit facility nor the Indenture governing the Notes prevent us from incurring obligations that do not constitute indebtedness as defined in those documents. To the extent that we incur additional indebtedness or other obligations, the risks associated with our substantial leverage described above, including our possible inability to service our debt, would increase.

We may not be able to generate sufficient cash flows to meet our debt service obligations.

Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash from our future operations and on our continued access to external sources of financing. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

Our business may not generate sufficient cash flow from operations and future borrowings under the new senior credit facility or from other sources may not be available to us in an amount sufficient to enable us to repay our indebtedness or to fund our other liquidity needs, including capital expenditure requirements. If we complete an acquisition, our debt service requirements could increase. A substantial portion of our indebtedness, including all of our indebtedness under the new senior credit facility, bears interest at floating rates, and therefore if interest rates increase, our debt service requirements will increase. We may need to refinance or restructure all or a portion of our indebtedness on or before maturity. We may not be able to refinance or restructure any of our indebtedness, including the new senior credit facility and the Notes, on commercially reasonable terms, or at all. If we cannot service or refinance or restructure our indebtedness, we may have to take actions such as selling assets, seeking additional equity or reducing or delaying capital expenditures, strategic acquisitions, investments and alliances, any of which could have a material adverse effect on our operations. Additionally, we may not be able to effect such actions, if necessary, on commercially reasonable terms, or at all.

In addition, upon the incurrence of specific kinds of change of control events, we must offer to purchase the Notes at 101% of the principal amount thereof plus accrued and unpaid interest to the purchase date. We may not have sufficient funds available to make any required repurchases of the Notes, and restrictions under our new senior credit facility may not allow that repurchase. If we fail to repurchase the Notes in that circumstance, we will be in default under the Indenture governing the Notes and, under cross-default clauses; we will also be in default under the new senior credit facility. In addition, certain change of control events will constitute an event of default under the new senior credit facility. A default under the new senior credit facility could result in an event of default under the Indenture if the administrative agent or the lenders accelerate the debt under the new senior credit facility. In the event of a default under our new senior credit facility or the Indenture, the holders of the applicable indebtedness generally would be able to declare all of that indebtedness to be due and payable as described in the following risk factor. Upon the occurrence of a change of control we could seek to refinance the indebtedness under the new senior credit facility and the Notes or obtain a waiver from the lenders or the noteholders. We cannot assure you, however, that we would be able to obtain a waiver or refinance our indebtedness on commercially reasonable terms, if at all, in which case we might be required to sell assets to satisfy our repayment obligations. Any future debt that we incur may also contain provisions requiring the repayments of that debt upon the occurrence of similar change of control events or restrictions on repayment of the Notes or borrowings under our new senior credit facility upon a change of control.

Restrictive covenants in the new senior credit facility and the Indenture governing the Notes may restrict our ability to operate our business and to pursue our business strategies; and defaults under our debt instruments may allow the lenders to declare borrowings due and payable.

Our senior credit facility and the Indenture governing the Notes limit our ability, among other things, to:

•	incur additional indebtedness or issue preferred stock;

•	pay dividends or make distributions in respect of our capital stock or make certain other restricted payments or investments;

•	sell assets, including capital stock of restricted subsidiaries;

•	agree to limitations on our ability and the ability of our restricted subsidiaries to make distributions;

•	enter into transactions with our subsidiaries and affiliates;

•	incur liens;

•	enter into new lines of business; and

•	engage in consolidations, mergers or sales of substantially all of our assets.

In addition, our senior credit facility requires us to comply with various operational and other covenants and restricts our ability to prepay our subordinated indebtedness. Also, our senior credit facility requires us to maintain compliance with specified financial ratios, including fixed charge coverage, senior leverage and total leverage ratios (as such terms are defined in the our senior credit facility). At December 31, 2007, we were in compliance with such covenants under our senior credit facility. At December 31, 2007, our fixed charge coverage ratio was 1.52 to 1.00 which was in excess of the required minimum fixed charge coverage ratio under our senior credit facility at December 31, 2007 of 1.20 to 1.00, our senior leverage ratio was 1.90 to 1.00 which was lower than the maximum allowable senior leverage ratio under our senior credit facility at December 31, 2007 of 2.50 to 1.00 and our total leverage ratio was 3.87 to 1.00 which was lower than the maximum allowable total leverage ratio under our senior credit facility at December 31, 2007 of 4.75 to 1.00. However, our ability to comply with these ratios may be affected by events beyond our control. Any other debt instruments we enter into in the future may also have provisions similar to those described above.

The restrictions contained in the Indenture governing the Notes and our senior credit facility and in any other debt instruments we may enter into in the future could:

•	limit our ability to plan for or react to market conditions or meet capital needs or otherwise restrict our activities or business plans; and

•	adversely affect our ability to finance our operations, strategic acquisitions, investments or alliances or other capital needs or to engage in other business activities that would be in our interest.

As noted above, our ability to remain in compliance with agreements and covenants in our debt instruments depends upon our results of operations and may be affected by events beyond our control, including economic, financial and industry conditions. Accordingly, there can be no assurance that we will remain in compliance with those agreements and covenants.

In the event of a default under our senior credit facility or the Indenture and in any other debt instruments we may enter into in the future, the holders of the applicable indebtedness generally would be able to declare all of that indebtedness, together with accrued interest, to be due and payable. In addition, borrowings under our senior credit facility are secured by a pledge of all of the outstanding capital stock of Carrols and its material subsidiaries and, in the event of a default under that facility, the lenders generally would be entitled to seize the collateral. In addition, default under one debt instrument could in turn permit lenders under other debt instruments to declare borrowings outstanding under those other instruments to be due and payable pursuant to cross default clauses. Moreover, upon the occurrence of an event of default under our senior credit facility, the commitment of the lenders to make any further loans to us would be terminated. Any such actions or events could force us into bankruptcy and liquidation and we cannot provide any assurance that we could repay our obligations under our senior credit facility or the Notes or any other indebtedness we may incur in the future. Moreover, our assets and cash flow may not be sufficient to fully repay borrowings under our debt instruments, either upon maturity or if accelerated following a default. Accordingly, the occurrence of a default under any debt instrument, unless cured or waived, would likely have a material adverse effect on our business.

We are highly dependent on the Burger King system and our ability to renew our franchise agreements with Burger King Corporation. The failure to renew our franchise agreements or Burger King’s failure to compete effectively could materially adversely affect our results of operations.

Due to the nature of franchising and our agreements with BKC, our success is, to a large extent, directly related to the success of the nationwide Burger King system. In turn, the ability of the nationwide Burger King system to compete effectively depends upon the success of the management of the Burger King system and the success of its advertising programs and new products. We cannot assure you that Burger King will be able to compete effectively with other quick-service restaurants. As a result, any failure of Burger King to compete effectively would likely have a material adverse effect on our operating results.

Under each of our franchise agreements with BKC, we are required to comply with operational programs established by BKC. For example, our franchise agreements with BKC require that our restaurants comply with specified design criteria. In addition, BKC generally has the right to require us during the tenth year of a franchise agreement to remodel our restaurants to conform to the then-current image of Burger King, which may require the expenditure of considerable funds. In addition, although not required by the franchise agreements, we may not be able to avoid adopting menu price discount promotions instituted by BKC that may be unprofitable.

Our franchise agreements typically have a 20-year term after which BKC’s consent is required to receive a successor franchise agreement. Our franchise agreements with BKC that are set to expire over the next three years are as follows:

•	32 of our franchise agreements with BKC are due to expire in 2008;

•	18 of our franchise agreements with BKC are due to expire in 2009; and

•	16 of our franchise agreements with BKC are due to expire in 2010.

We cannot assure you that BKC will grant each of our future requests for successor franchise agreements, and any failure of BKC to renew our franchise agreements could adversely affect our operating results. In addition, as a condition of approval of a successor franchise agreement, BKC may require us to make capital improvements to particular restaurants to bring them up to Burger King current image standards, which may require us to incur substantial costs.

In addition, our franchise agreements with BKC do not give us exclusive rights to operate Burger King restaurants in any defined territory. Although we believe that BKC generally seeks to ensure that newly granted franchises do not materially adversely affect the operations of existing Burger King restaurants, we cannot assure you that franchises granted by BKC to third parties will not adversely affect any Burger King restaurants that we operate.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We may in the future discover areas of our internal controls that need improvement or that constitute material weaknesses. A material weakness is a control deficiency (within the meaning of Public Company Accounting Oversight Board Auditing Standard No. 5), or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. Any failure to remediate material weaknesses in our internal control over financial reporting or to implement and maintain effective internal controls, or difficulties encountered in their implementation, could cause us to fail to timely meet our reporting obligations, result in material misstatements in our financial statements or could result in defaults under our new senior credit facility, the Indenture governing the Notes or under any other debt instruments we may enter into in the future. Deficiencies in our internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

We may incur significant liability or reputational harm if claims are brought against us or against our franchisees.

We or our franchisees may be subject to complaints, regulatory proceedings or litigation from guests or other persons alleging food-related illness, injuries suffered in our premises or other food quality, health or operational concerns, including environmental claims. In addition, in recent years a number of restaurant companies have been subject to lawsuits, including class action lawsuits, alleging, among other things, violations of federal and state law regarding workplace and employment matters, discrimination, harassment, wrongful termination and wage, rest break, meal break and overtime compensation issues and, in the case of quick service restaurants, alleging that they have failed to disclose the health risks associated with high-fat foods and that their marketing practices have encouraged obesity. We may also be subject to litigation or other actions initiated by governmental authorities, our employees and our franchisees, among others, based upon these and other matters. For example, in November 1998, the Equal Employment Opportunity Commission (the “EEOC”) filed suit in the United States District Court for the Northern District of New York against Carrols, alleging that Carrols engaged in a pattern and practice of unlawful discrimination, harassment and retaliation against former and current female employees. On April 20, 2005, the Court issued a decision and order granting Carrols’ Motion for Summary Judgment that Carrols filed in January 2004. Subject to possible appeal by the EEOC, the case is dismissed; however the Court noted that it was not ruling on the claims, if any, that individual employees might have against Carrols. Although we do not believe that an individual claim, if any, would have a material adverse impact on its consolidated financial statements, a significant judgment against us could have a material adverse effect on our financial performance or liquidity. Adverse publicity resulting from such allegations or occurrences or alleged discrimination or other operating issues stemming from one of our locations, a number of our locations or our franchisees could adversely affect our business, regardless of whether the allegations are true, or whether we are ultimately held liable. Any cases filed against us could materially adversely affect us if we lose such cases and have to pay substantial damages or if we settle such cases. In addition, any such cases may materially and adversely affect our operations by increasing our litigation costs and diverting our attention and resources to address such actions. In addition, if a claim is successful, our insurance coverage may not cover or be adequate to cover all liabilities or losses and we may not be able to continue to maintain such insurance, or to obtain comparable insurance at a reasonable cost, if at all. If we suffer losses, liabilities or loss of income in excess of our insurance coverage or if our insurance does not cover such loss, liability or loss of income, there could be a material adverse effect on our results of operations. See Item 3. “Legal Proceedings.”

Our franchisees could take actions that harm our reputation and reduce our franchise revenues.

As of December 31, 2007, a total of 30 Pollo Tropical and Taco Cabana restaurants were owned and operated by our franchisees. We do not exercise control of the day-to-day operations of our franchisees. While we attempt to ensure that franchisee-owned restaurants maintain the same high operating standards as our company-owned restaurants, one or more of these franchisees may fail to meet these standards. Any shortcomings at our franchisee-owned restaurants are likely to be attributed to our company as a whole and could adversely affect our reputation and damage our brands, as well as have a direct negative impact on franchise revenues we receive from these franchisees.

If the sale-leaseback market requires significantly higher yields, we may not enter into sale-leaseback transactions and as a result would not receive the related net proceeds.

From time to time, we sell our restaurant properties in sale-leaseback transactions. We historically have used, and intend to use, the net proceeds from such transactions to reduce outstanding debt and fund future capital expenditures for new restaurant development. However, the sale-leaseback market may cease to be a reliable source of additional cash flows for us in the future if capitalization rates become less attractive or other unfavorable market conditions develop. For example, should the sale-leaseback market require significantly higher yields (which may occur as interest rates rise), we may not enter into sale-leaseback transactions, which could adversely affect our ability to reduce outstanding debt and fund new capital expenditures for future restaurant development.

Changes in consumer taste could negatively impact our business.

We obtain a significant portion of our revenues from the sale of hamburgers, chicken, various types of sandwiches, and Mexican and other ethnic foods. The quick-casual and quick-service restaurant segments are characterized by the frequent introduction of new products, often accompanied by substantial promotional campaigns and are subject to changing consumer preferences, tastes, and eating and purchasing habits. Our success depends on our ability to anticipate and respond to changing consumer preferences, tastes and eating and purchasing habits, as well other factors affecting the restaurant industry, including new market entrants and demographic changes. We may be forced to make changes in our menu items in order to respond to changes in consumer tastes or dining patterns, and we may lose customers who do not prefer the new menu items. In recent years, numerous companies in the quick-casual and quick-service restaurant segments have introduced products positioned to capitalize on the growing consumer preference for food products that are, or are perceived to be, healthy, nutritious, low in calories and low in fat content. If we do not or, in the case of our Burger King restaurants, if BKC does not, continually develop and successfully introduce new menu offerings that appeal to changing consumer preferences or if we do not timely capitalize on new products, our operating results will suffer. In addition, any significant event that adversely affects consumption of our products, such as cost, changing tastes or health concerns, could adversely affect our financial performance.

If a significant disruption in service or supply by any of our suppliers or distributors were to occur, it could create disruptions in the operations of our restaurants, which could have a material adverse effect on our business.

Our financial performance is dependent on our continuing ability to offer fresh, quality food at competitive prices. If a significant disruption in service or supply by certain of our suppliers or distributors were to occur, it could create disruptions in the operations of our restaurants, which could have a material adverse effect on us.

For our Pollo Tropical and Taco Cabana restaurants, we have negotiated directly with local and national suppliers for the purchase of food and beverage products and supplies. Pollo Tropical and Taco Cabana restaurants’ food and supplies are ordered from approved suppliers and are shipped via distributors to the restaurants. For our Pollo Tropical restaurants, Performance Food Group, Inc serves as our primary distributor of food and paper products under an agreement that expires on May 15, 2012. Also for our Pollo Tropical restaurants Kelly Food Service serves as our primary distributor for chicken and various other protein products under an agreement that expires on December 31, 2009. We also currently rely on two suppliers under agreements that expire on December 31, 2009 as our suppliers of chicken and other protein products for our Pollo Tropical restaurants and, although we believe that alternative sources of chicken are available to us, if both suppliers were unable to service us, this could lead to a material disruption of service or supply until a new supplier is engaged, which could have a material adverse effect on our business.

For our Taco Cabana restaurants, SYGMA Network, Inc. serves as our primary distributor of food and beverage products and supplies under a distribution services agreement that expires on June 1, 2009. With respect to our distributors for our Pollo Tropical and Taco Cabana restaurants, if any of our distributors is unable to service us, this could lead to a material disruption of service or supply until a new distributor is engaged, which could have a material adverse effect on our business.

For our Burger King restaurants, we are a member of a national purchasing cooperative, Restaurant Services, Inc., which serves as the purchasing agent for approved distributors to the Burger King system. We are required to purchase all of our foodstuffs, paper goods and packaging materials from BKC-approved suppliers for our Burger King restaurants. We currently utilize three distributors, Maines Paper & Food Service, Inc., Reinhart Food Service L.L.C. and MBM Food Service Inc., to supply our Burger King restaurants with the majority of their foodstuffs in various geographical areas and, as of December 31, 2007, such distributors supplied 64%, 31% and 5%, respectively of our Burger King restaurants. Although we believe that we have alternative sources of supply available to our Burger King restaurants, in the event any distributors or suppliers for our Burger King restaurants are unable to service us, this could lead to a disruption of service or supply at our Burger King restaurants until a new distributor or supplier is engaged, which could have an adverse effect on our business.

If labor costs increase, we may not be able to make a corresponding increase in our prices and our operating results may be adversely affected.

Wage rates for a substantial number of our employees are at or slightly above the minimum wage. As federal and/or state minimum wage rates increase, we may need to increase not only the wage rates of our minimum wage employees but also the wages paid to the employees at wage rates which are above the minimum wage, which will increase our costs. To the extent that we are not able to raise our prices to compensate for increases in wage rates, this could have a material adverse effect on our operating results.

The efficiency and quality of our competitors’ advertising and promotional programs and the extent and cost of our advertising could have a material adverse effect on our results of operations and financial condition.

Should our competitors increase spending on advertising and promotion, should the cost of television or radio advertising increase, should our advertising funds materially decrease for any reason, or should our advertising and promotion be less effective than our competitors’, there could be a material adverse effect on our results of operations and financial condition. In that regard, the success of our Burger King restaurants also depends in part upon advertising campaigns and promotions by BKC.

Newly acquired or developed restaurants may reduce sales at our neighboring restaurants.

We intend to continue to open restaurants in our existing core markets, particularly the core markets served by our Pollo Tropical and Taco Cabana restaurants. To the extent that we open a new restaurant in the vicinity of one or more of our existing restaurants within the same chain, it is possible that some of the customers who previously patronized those existing restaurants may choose to patronize the new restaurant instead, reducing sales at those existing restaurants. Accordingly, to the extent we open new restaurants in our existing markets; sales at some of our existing restaurants in those markets may decline.

Our business is regional and we therefore face risks related to reliance on certain markets.

As of December 31, 2007, excluding our franchised locations, all but three of our Pollo Tropical restaurants were located in Florida and approximately 97% of our Taco Cabana restaurants were located in Texas. Also, as of December 31, 2007, 65% of our Burger King restaurants were located in New York and Ohio. Therefore, the economic conditions, state and local government regulations, weather conditions or other conditions affecting Florida, Texas, New York and Ohio and the tourism industry affecting Florida may have a material impact on the success of our restaurants in those locations. For example, the events of September 11, 2001 had a significant negative impact on tourism in Florida, which adversely impacted the revenues and operating results at our Pollo Tropical restaurants.

Many of our restaurants are located in regions that may be susceptible to severe weather conditions. As a result, adverse weather conditions in any of these areas could damage these restaurants, result in fewer guest visits to these restaurants and otherwise have a material adverse impact on our business. For example, our business was adversely impacted in the fourth quarter of 2005 and in the future may be adversely affected by hurricanes and severe weather in Florida and Texas.

We cannot assure you that the current locations of our existing restaurants will continue to be economically viable or that additional locations will be acquired at reasonable costs.

The location of our restaurants has significant influence on their success. We cannot assure you that current locations will continue to be economically viable or that additional locations can be acquired at reasonable costs. In addition, the economic environment where restaurants are located could decline in the future, which could result in reduced sales in those locations. We cannot assure you that new sites will be profitable or as profitable as existing sites.

The loss of the services of our senior executives could have a material adverse effect on our business, financial condition or results of operations.

Our success depends to a large extent upon the continued services of our senior management, including Alan Vituli, Chairman of the Board and Chief Executive Officer, and Daniel T. Accordino, President and Chief Operating Officer, who have substantial experience in the restaurant industry. Mr. Vituli’s and Mr. Accordino’s employment contracts will expire on December 31, 2008. We believe that it could be difficult to replace Messrs. Vituli and Accordino with individuals having comparable experience. Consequently, the loss of the services of Mr. Vituli or Mr. Accordino could have a material adverse effect on our business, financial condition or results of operations.

Government regulation could adversely affect our financial condition and results of operations.

We are subject to extensive laws and regulations relating to the development and operation of restaurants, including regulations relating to the following:

•	zoning;

•	the preparation and sale of food;

•	liquor licenses which allow us to serve alcoholic beverages at our Taco Cabana restaurants;

•	employer/employee relationships, including minimum wage requirements, overtime, working and safety conditions, and citizenship requirements;

•	federal and state laws that prohibit discrimination and laws regulating design and operation of facilities, such as the Americans With Disabilities Act of 1990; and

•	federal and state regulations governing the operations of franchises, including rules promulgated by the Federal Trade Commission.

In the event that legislation having a negative impact on our business is adopted, you should be aware that it could have a material adverse impact on us. For example, substantial increases in the minimum wage could adversely affect our financial condition and results of operations. Local zoning or building codes or regulations and liquor license approvals can cause substantial delays in our ability to build and open new restaurants. Local authorities may revoke, suspend or deny renewal of our liquor licenses if they determine that our conduct violates applicable regulations. Any failure to obtain and maintain required licenses, permits and approvals could adversely affect our operating results.

If one of our employees sells alcoholic beverages to an intoxicated or minor patron, we may be liable to third parties for the acts of the patron.

We serve alcoholic beverages at our Taco Cabana restaurants and some of our Pollo Tropical restaurants and are subject to the “dram-shop” statutes of the jurisdictions in which we serve alcoholic beverages. “Dram-shop” statutes generally provide that serving alcohol to an intoxicated or minor patron is a violation of the law.

In most jurisdictions, if one of our employees sells alcoholic beverages to an intoxicated or minor patron we may be liable to third parties for the acts of the patron. We cannot guarantee that those patrons will not be served or that we will not be subject to liability for their acts. Our liquor liability insurance coverage may not be adequate to cover any potential liability and insurance may not continue to be available on commercially acceptable terms or at all, or we may face increased deductibles on such insurance. Any increase in the number or size of “dram-shop” claims could have a material adverse effect on us as a result of the costs of defending against such claims; paying deductibles and increased insurance premium amounts; implementing improved training and heightened control procedures for our employees; and paying any damages or settlements on such claims.

Federal, state and local environmental regulations relating to the use, storage, discharge, emission and disposal of hazardous materials could expose us to liabilities, which could adversely affect our results of operations.

We are subject to a variety of federal, state and local environmental regulations relating to the use, storage, discharge, emission and disposal of hazardous materials. We own and lease numerous parcels of real estate on which our restaurants are located.

Failure to comply with environmental laws could result in the imposition of severe penalties or restrictions on operations by governmental agencies or courts of law that could adversely affect our operations. Also, if contamination is discovered on properties owned or operated by us, including properties we owned or operated in the past, we can be held liable for severe penalties and costs of remediation. These penalties could adversely affect our results of operations.

We are subject to all of the risks associated with leasing space subject to long-term non-cancelable leases.

Our leases generally have initial terms of 20 years, and typically provide for renewal options in five year increments as well as for rent escalations. Generally, our leases are “net” leases, which require us to pay all of the costs of insurance, taxes, maintenance and utilities. We generally cannot cancel these leases. Additional sites that we lease are likely to be subject to similar long-term non-cancelable leases. If an existing or future restaurant is not profitable, and we decide to close it, we may nonetheless be committed to perform our monetary obligations under the applicable lease including, among other things, paying all amounts due for the balance of the lease term. In addition, as each of our leases expire, we may fail to negotiate renewals, either on commercially acceptable terms or at all, which could cause us to close restaurants in desirable locations.

We may, in the future, seek to pursue acquisitions and we may not find restaurant companies that are suitable acquisition candidates or successfully operate or integrate any restaurant companies we may acquire.

We may in the future seek to acquire other restaurant chains. Although we believe that opportunities for future acquisitions may be available from time to time, increased competition for acquisition candidates exists and may continue in the future. Consequently, there may be fewer acquisition opportunities available to us as well as higher acquisition prices. There can be no assurance that we will be able to identify, acquire, manage or successfully integrate acquired restaurant companies without substantial costs, delays or operational or financial problems. In the event we are able to acquire other restaurant companies, the integration and operation of the acquired restaurants may place significant demands on our management, which could adversely affect our ability to manage our existing restaurants. We also face the risk that our existing systems, procedures and financial controls will be inadequate to support any restaurant chains we may acquire and that we may be unable to successfully integrate the operations and financial systems of any chains we may acquire with our own systems. While we may evaluate and discuss potential acquisitions from time to time, we currently have no understandings, commitments or agreements with respect to any acquisitions. We may be required to obtain additional financing to fund future acquisitions. There can be no assurance that we will be able to obtain additional financing on acceptable terms or at all. Both the new senior credit facility and the Indenture governing the Notes contain restrictive covenants that may prevent us from incurring additional debt or acquiring additional restaurant chains.

Our failure or inability to enforce our trademarks or other proprietary rights could adversely affect our competitive position or the value of our brand.

We own certain common law trademark rights and a number of federal and international trademark and service mark registrations, including the Pollo Tropical name and logo and Taco Cabana name and logo, and proprietary rights relating to certain of our core menu offerings. We believe that our trademarks and other proprietary rights are important to our success and our competitive position. We, therefore, devote appropriate resources to the protection of our trademarks and proprietary rights. The protective actions that we take, however, may not be enough to prevent unauthorized usage or imitation by others, which could harm our image, brand or competitive position and, if we commence litigation to enforce our rights, cause us to incur significant legal fees.

We are not aware of any assertions that our trademarks or menu offerings infringe upon the proprietary rights of third parties, but we cannot assure you that third parties will not claim infringement by us in the future. Any such claim, whether or not it has merit, could be time-consuming, result in costly litigation, cause delays in introducing new menu items in the future or require us to enter into royalty or licensing agreements. As a result, any such claim could have a material adverse effect on our business, results of operations and financial condition.

The market price of our common stock may be highly volatile or may decline regardless of our operating performance.

The trading price of our common stock may fluctuate substantially. The price of our common stock that will prevail in the market may be higher or lower than the price you pay, depending on many factors, some of which are beyond our control. Broad market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance. The fluctuations could cause a loss of all or part of an investment in our common stock. Factors that could cause fluctuation in the trading price of our common stock may include, but are not limited to the following:

•	price and volume fluctuations in the overall stock market from time to time;

•	significant volatility in the market price and trading volume of companies generally or restaurant companies (including BKC) in particular;

•	actual or anticipated variations in the earnings or operating results of our company or our competitors;

•	actual or anticipated changes in financial estimates by us or by any securities analysts who might cover our stock or the stock of other companies in our industry;

•	market conditions or trends in our industry and the economy as a whole;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships or divestitures;

•	announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;

•	capital commitments;

•	changes in accounting principles;

•	additions or departures of key personnel; and

•	sales of our common stock, including sales of large blocks of our common stock or sales by our directors and officers.

In addition, if the market for restaurant company stocks or the stock market in general experiences loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, results of operations or financial condition. The trading price of our common stock might also decline in reaction to events that affect other companies in our industry (including BKC) or related industries even if these events do not directly affect us.

In the past, following periods of volatility in the market price of a company’s securities, class action securities litigation has often been brought against that company. Due to the potential volatility of our stock price, we may therefore be the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from our business, and could also require us to make substantial payments to satisfy judgments or to settle litigation.

The concentrated ownership of our capital stock by insiders will likely limit your ability to influence corporate matters.

Our executive officers, directors and investments by Madison Dearborn Capital Partners, LP and Madison Dearborn Capital Partners II, LP (collectively referred to as “Madison Dearborn”) and BIB Holdings (Bermuda) Ltd. (“BIB”) together own approximately 45.5% of our common stock outstanding. In particular, BIB and funds managed by affiliates of Madison Dearborn, who are our largest stockholders, will in the aggregate each own approximately 17.3% of our outstanding common stock outstanding, based on shares outstanding as of March 3, 2008. In addition, our executive officers and directors (excluding directors designated by Madison Dearborn and BIB) together own approximately 11.0% of our common stock outstanding, based on shares outstanding as of March 3, 2008. As a result, our executive officers and these directors, if they act as a group, and BIB and the funds managed by affiliates of Madison Dearborn will be able to significantly influence matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions such as mergers and acquisitions. The directors will have the authority to make decisions affecting our capital structure, including the issuance of additional debt and the declaration of dividends. BIB and the funds managed by Madison Dearborn may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. Corporate action might be taken even if other stockholders, including those who purchase shares in this offering, oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately depress the market price of our common stock.

We do not expect to pay any cash dividends for the foreseeable future, and the Indenture governing the Notes and the new senior credit facility limit Carrols’ ability to pay dividends to us and consequently our ability to pay dividends to our stockholders.

We do not anticipate that we will pay any cash dividends to holders of our common stock in the foreseeable future. The absence of a dividend on our common stock may increase the volatility of the market price of our common stock or make it more likely that the market price of our common stock will decrease in the event of adverse economic conditions or adverse developments affecting our company. We are a holding company and conduct all of our operations through our direct and indirect subsidiaries. As a result, for us to pay dividends, we would need to rely on dividends or distributions to us from Carrols and indirectly from subsidiaries of Carrols. The Indenture governing the Notes and the new senior credit facility limit, and the debt instruments that we and our subsidiaries may enter into in the future may limit the ability of Carrols and its subsidiaries to pay dividends to us and our ability to pay dividends to our stockholders.

If securities analysts do not publish research or reports about our business or if they downgrade our stock, the price of our stock could decline.

The trading market for our common stock will rely in part on the research and reports that industry or financial analysts publish about us or our business. We cannot assure you that these analysts will publish research or reports about us or that any analysts that do so will not discontinue publishing research or reports about us in the future. If one or more analysts who cover us downgrade our stock, our stock price could decline rapidly. If analysts do not publish reports about us or if one or more analysts cease coverage of our stock, we could lose visibility in the market, which in turn could cause our stock price to decline.

Provisions in our restated certificate of incorporation and amended and restated bylaws or Delaware law might discourage, delay or prevent a change of control of our company or changes in our management and, therefore, depress the trading price of our common stock.

Delaware corporate law and our restated certificate of incorporation and amended and restated bylaws contain provisions that could discourage, delay or prevent a change in control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions:

•	require that special meetings of our stockholders be called only by our board of directors or certain of our officers, thus prohibiting our stockholders from calling special meetings;

•

deny holders of our common stock cumulative voting rights in the election of directors, meaning that stockholders owning a majority of our outstanding shares of common stock will be able to elect all of our directors;

•	authorize the issuance of “blank check” preferred stock that our board could issue to dilute the voting and economic rights of our common stock and to discourage a takeover attempt;

•

provide that approval of our board of directors or a supermajority of stockholders is necessary to make, alter or repeal our amended and restated bylaws and that approval of a supermajority of stockholders is necessary to amend, alter or change certain provisions of our restated certificate of incorporation;

•	establish advance notice requirements for stockholder nominations for election to our board or for proposing matters that can be acted upon by stockholders at stockholder meetings;

•	divide our board into three classes of directors, with each class serving a staggered 3-year term, which generally increases the difficulty of replacing a majority of the directors;

•	provide that directors only may be removed for cause by a majority of the board or by a supermajority of our stockholders; and

•

require that any action required or permitted to be taken by our stockholders must be effected at a duly called annual or special meeting of stockholders and may not be effected by any consent in writing.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

As of December 31, 2007, we owned or leased the following restaurant properties:

	Owned Land; Owned Building	Leased Land; Owned Building	Leased Land; Leased Building(1)	Total(2)
Restaurants:
Pollo Tropical	3	27	54	84
Taco Cabana	9	29	109	147
Burger King	14	26	282	322

Total operating restaurants (1)(2)	26	82	445	553

(1)	Includes 17 restaurants located in mall shopping centers, four in-line or storefront locations and six co-branded locations.
(2)	Excludes restaurants operated by our franchisees. In addition, as of December 31, 2007, we had six restaurants under construction, thirteen properties leased to third parties and five properties available for sale or lease.

As of December 31, 2007, we leased 96% of our Pollo Tropical restaurants, 94% of our Taco Cabana restaurants and 96% of our Burger King restaurants. We typically enter into leases (including options to renew) ranging from 20 to 40 years. The average remaining term for all leases, including options, was approximately 25 years at December 31, 2007. Generally, we have been able to renew leases, upon or prior to their expiration, at the prevailing market rates, although there can be no assurance that this will continue to occur.

Most of our Burger King restaurant leases are coterminous with the related franchise agreements. We believe that we generally will be able to renew, at commercially reasonable rates, the leases whose terms expire prior to the expiration of that location’s Burger King franchise agreement, although there can be no assurance that this will occur.

Most leases require us, as lessee, to pay utility and water charges and real estate taxes. Certain leases also require contingent rentals based upon a percentage of gross sales of the particular restaurant that exceed specified minimums. In some of our mall locations, we are also required to pay certain other charges such as a pro rata share of the mall’s common area maintenance costs, insurance and security costs.

In addition to the restaurant locations set forth under “Restaurant Locations,” we own a building with approximately 25,300 square feet at 968 James Street, Syracuse, New York, which houses our executive offices and most of our administrative operations for our Burger King restaurants. We lease five small regional offices that support the management of our Burger King restaurants. We also lease approximately 13,500 square feet at 7300 North Kendall Drive, 8th Floor, Miami, Florida, which houses most of our administrative operations for our Pollo Tropical restaurants. In addition, we lease approximately 17,700 square feet of office space at 8918 Tesoro Drive, Suite 200, San Antonio, Texas, which houses most of our administrative operations for our Taco Cabana restaurants.

ITEM 3.	LEGAL PROCEEDINGS

On November 16, 1998, the EEOC filed suit in the United States District Court for the Northern District of New York (the “Court”), under Title VII of the Civil Rights Act of 1964, as amended, against Carrols. The complaint alleged that Carrols engaged in a pattern and practice of unlawful discrimination, harassment and retaliation against former and current female employees. The EEOC identified approximately 450 individuals (which was subsequently increased to 511 individuals) that it believed represented the class of claimants and was seeking monetary and injunctive relief from Carrols.

On April 20, 2005, the Court issued a decision and order granting Carrols’ Motion for Summary Judgment that Carrols filed in January 2004. Subject to possible appeal by the EEOC, the case is dismissed, however the Court noted that it was not ruling on the claims, if any, that individual employees might have against Carrols. We do not believe that individual claims, if any, would have a material adverse impact on our consolidated financial statements.

On February 27, 2006, Carrols filed a motion for summary judgment to dismiss all but between four and 17 of the individual claims. On July 10, 2006, in its response to that motion, the EEOC has asserted that, notwithstanding the Court’s dismissal of the case as a class action, the EEOC may still maintain some kind of collective action on behalf of these claimants. Oral argument before the Court was held on October 4, 2006 and we are awaiting the Court’s decision on Carrols’ summary judgment motion. Although we believe that the EEOC’s continued class litigation argument is without merit, it is not possible to predict the outcome of the pending motion.

On November 30, 2002, four former hourly employees commenced a lawsuit against Carrols in the United States District Court for the Western District of New York (the “Court”) entitled Dawn Seever, et al. v. Carrols Corporation. The lawsuit alleges, in substance, that Carrols violated certain minimum wage laws under the federal Fair Labor Standards Act and related state laws by requiring employees to work without recording their time and by retaliating against those who complained. The plaintiffs seek damages, costs and injunctive relief. They also sought to notify and certify, a class consisting of current and former employees who, since 1998, have worked, or are working, for Carrols.

On December 17, 2007, the Court issued a decision and order denying Plaintiffs’ motion for notice and class certification and granting our motion to dismiss all of the claims of the plaintiffs, other than certain nominal claims relating to orientation and managers’ meetings. The Court instructed the parties to confer, in good faith, and settle those nominal claims. Subject to settlement of the amounts for orientation and managers’ meetings and possible appeal by the Plaintiffs, the case is concluded. We do not believe that these settlement amounts will be material to our consolidated financial statements.

We are a party to various other litigation matters incidental to the conduct of our business. We do not believe that the outcome of any of these other matters will have a material adverse effect on our consolidated financial statements.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the NASDAQ Global Market under the symbol “TAST”. The common stock has been quoted on the NASDAQ Global Market since December 15, 2006. On March 3, 2008, there were 21,571,565 shares of our common stock outstanding held by 554 holders of record. This excludes persons whose shares are held by a brokerage house or clearing agency. The closing price of our common stock on March 3, 2008 was $7.94.

The following table sets for the range of high and low closing prices of our common stock for the periods indicated, as reported by the NASDAQ Global Market:

	Common Stock Price
	High	Low
Year Ended December 30, 2007
First Quarter	$14.97	$13.17
Second Quarter	16.14	14.96
Third Quarter	15.05	9.95
Fourth Quarter	12.39	9.59

The high and low prices of our common stock from December 15, 2006 (the date on which our common stock began trading on the NASDAQ Global Market) through December 31, 2006 were $15.20 and $14.15, respectively.

Dividends

We did not pay any cash dividends during the fiscal years 2007 or 2006. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain all available funds to fund the development and growth of our business. In addition, we are a holding company and conduct all of our operations through our direct and indirect subsidiaries. As a result, for us to pay dividends, we need to rely on dividends or distributions to us from Carrols and indirectly from subsidiaries of Carrols. The Indenture governing the Notes and our senior credit facility limit, and debt instruments that we and our subsidiaries may enter into in the future may limit the ability of Carrols and its subsidiaries to pay dividends to us and our ability to pay dividends to our stockholders.

Stock Performance Graph

The following graph compares, from December 15, 2006 (the date on which our common stock began trading on The NASDAQ Global Market), the cumulative total stockholder return on our common stock with the cumulative total returns of The NASDAQ Composite Index and a peer group, The S&P Small Cap Restaurant Index. We have elected to use the S&P Small Cap Restaurant Index in compiling our stock performance graph because we believes the S&P Small Cap Restaurant Index represents a comparison to competitors with similar market capitalization as us.

The initial public offering price of our common stock in the IPO was $13.00 and the closing price of our common stock on December 15, 2006 was $15.20. The following graph is based upon the closing price of our common stock from December 15, 2006 through December 31, 2007.

	12/15/06	12/31/06	12/31/07
Carrols Restaurant Group, Inc.	$100.00	$93.29	$63.03
NASDAQ Composite	$100.00	$99.79	$109.94
S & P SmallCap Restaurant Index	$100.00	$101.18	$74.35

ITEM 6.	SELECTED FINANCIAL DATA

December 2004 Transactions

On December 15, 2004, Carrols completed the private placement of $180.0 million of its 9% Senior Subordinated Notes due 2013, which we refer to as the “Notes.” Concurrently, Carrols repaid all outstanding borrowings under our then existing senior secured credit facility and amended and restated such senior credit facility with a new syndicate of lenders, which we refer to as the “prior senior credit facility.” Carrols received $400.0 million in total proceeds that included the issuance of the Notes and term loan B borrowings of $220.0 million under the prior senior credit facility. The proceeds were primarily utilized to repay borrowings outstanding under the then existing senior credit facility of $74.4 million, to retire all of Carrols’ 9 1 /2% senior subordinated notes due 2008 (including redemption premiums) in the amount of $175.9 million, to pay a dividend to Carrols Restaurant Group, the sole stockholder of Carrols, in the amount of $116.8 million (and concurrently paid a dividend to its stockholders in the aggregate amount of $116.8 million), to pay fees and expenses related to the refinancing of $8.8 million, and to pay a bonus to employees (including management) and an outside director, who owned options to purchase common stock of Carrols Restaurant Group, totaling $20.9 million, which includes $0.6 million of payroll taxes. We also recorded an $8.9 million loss on early extinguishment of debt primarily from the write-off of previously deferred financing costs and premiums in conjunction with the retirement of the 9 1/2% senior subordinated notes. In this Annual Report on Form 10-K we refer to the Notes offering, Carrols entering into the prior senior credit facility and the term loan borrowings thereunder, the repayment of all outstanding borrowings under the then existing senior credit facility, retirement of all of the outstanding 9 1/2% Senior Subordinated Notes, the payment of a dividend to our stockholders and the distribution to our employees (including management) and a director as the “December 2004 Transactions.”

December 2006 IPO

In December 2006, we and certain selling stockholders, respectively, completed an IPO of 5,666,666 and 5,333,334 shares of our common stock (the latter of which included 1,000,000 shares sold upon the underwriters’ exercise of its over-allotment option) shares of common stock, respectively, at an initial public offering price of $13.00 per share. We received net proceeds of approximately $65.4 million from the sale of shares of our common stock in the offering after deducting estimated underwriting discounts and commissions and estimated offering expenses payable by us. We contributed the net proceeds from the IPO to Carrols, which used such funds to repay approximately $68.0 million principal amount of term loan borrowings under our prior senior credit facility.

The following table sets forth our selected consolidated financial data derived from our audited consolidated financial statements for each of the fiscal years ended December 31, 2003, 2004, 2005, 2006 and 2007. The information in the following table should be read together with our consolidated financial statements and accompanying notes as of December 31, 2006 and 2007 and for the years ended December 31, 2005, 2006 and 2007, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included under Item 7 of this report. These historical results are not necessarily indicative of the results to be expected in the future. Our fiscal years ended December 31, 2003, 2005, 2006 and 2007 each contained 52 weeks. Our fiscal year ended December 31, 2004 contained 53 weeks. The amounts in the table below reflect rounding adjustments.

The difference between the consolidated financial statements of Carrols Restaurant Group and Carrols is primarily due to additional rent expense of approximately $6,000 per year for Carrols Restaurant Group and the composition of stockholders’ deficit.

	Year Ended December 31,
	2003	2004	2005	2006	2007
	(Dollar amounts in thousands, except share and per share data)
Statements of operations data:
Revenues:
Restaurant sales	$643,579	$696,343	$705,422	$750,069	$788,065
Franchise royalty revenues and fees	1,406	1,536	1,488	1,357	1,344

Total revenues	644,985	697,879	706,910	751,426	789,409

Costs and expenses:
Cost of sales (1)	181,182	202,624	203,827	210,299	225,945
Restaurant wages and related expenses (2)	194,315	206,732	204,292	218,797	231,735
Restaurant rent expense	31,089	34,606	34,668	37,768	44,122
Other restaurant operating expenses (1)	89,880	92,891	103,714	111,101	115,792
Advertising expense	27,351	24,711	25,523	27,692	30,941
General and administrative (2)	37,388	43,585	58,940	49,756	52,633
Depreciation and amortization	40,228	38,521	33,096	33,534	31,777
Impairment losses	4,151	1,544	1,468	1,019	2,169
Bonus to employees and director (3)	—	20,860	—	—	—
Other expense (income) (4)	—	2,320	—	(2,787)	(1,150)

Total operating expenses	605,584	668,394	665,528	687,179	733,964

Income from operations	39,401	29,485	41,382	64,247	55,445
Interest expense	37,334	35,383	42,972	44,262	31,439
Loss on extinguishment of debt	—	8,913	—	—	1,485

Income (loss) before income taxes	2,067	(14,811)	(1,590)	19,985	22,521
Provision (benefit) for income taxes	741	(6,720)	2,760	6,561	7,468

Net income (loss)	$1,326	$(8,091)	$(4,350)	$13,424	$15,053

Per share data (5):
Basic and diluted net income (loss) per share	$0.10	$(0.63)	$(0.29)	$0.83	$0.70
Weighted average shares outstanding (5):
Basic	12,915,095	12,915,095	14,905,750	16,152,060	21,551,850
Diluted	12,915,095	12,915,095	14,905,750	16,152,330	21,559,239
Other financial data:
Net cash provided from operating activities	$46,349	$59,211	$22,008	$48,755	$54,955
Total capital expenditures	30,371	19,073	38,849	45,139	55,818

	Year Ended December 31,
	2003	2004	2005	2006	2007
	(Dollar amounts in thousands, except share and per share data)
Operating Data:
Total company-owned restaurants (at end of period)	532	537	540	547	553
Pollo Tropical:
Company-owned restaurants (at end of period)	60	63	69	76	84
Average number of company-owned restaurants	59.4	60.3	64.9	71.7	79.6
Revenues:
Restaurant sales	$109,201	$124,000	$135,787	$153,062	$167,458
Franchise royalty revenues and fees	993	1,101	1,196	1,145	1,097

Total revenues	110,194	125,101	136,983	154,207	168,555
Average annual sales per company-owned restaurant (6)	1,838	2,018	2,092	2,135	2,104
Segment EBITDA (7)(10)	22,477	27,884	28,684	28,422	28,524
Segment EBITDA margin (8)	20.4%	22.3%	20.9%	18.4%	16.9%
Change in comparable company-owned restaurant sales (9)	2.3%	10.6%	4.7%	3.2%	1.4%
Taco Cabana:
Company-owned restaurants (at end of period)	121	126	135	143	147
Average number of company-owned restaurants	118.9	123.9	129.8	138.8	144.2
Revenues:
Restaurant sales	$181,068	$202,506	$209,539	$228,092	$238,860
Franchise royalty revenues and fees	413	435	292	212	247

Total revenues	181,481	202,941	209,831	228,304	239,107
Average annual sales per company-owned restaurant (6)	1,523	1,604	1,614	1,643	1,656
Segment EBITDA (7)(11)	24,206	30,082	31,927	33,494	30,407
Segment EBITDA margin (8)	13.3%	14.8%	15.2%	14.7%	12.7%
Change in comparable company-owned restaurant sales (9)	(3.0)%	4.8%	1.2%	1.7%	0.2%

Burger King:
Restaurants (at end of period)	351	348	336	328	322
Average number of restaurants	352.2	350.9	343.5	331.2	325.0
Restaurant sales	$353,310	$369,837	$360,096	$368,915	$381,747
Average annual sales per restaurant (6)	1,003	1,034	1,048	1,114	1,175
Segment EBITDA (7)(12)	37,350	36,582	31,767	34,177	30,848
Segment EBITDA margin (8)	10.6%	9.9%	8.8%	9.3%	8.1%
Change in comparable restaurant sales (9)	(7.2)%	2.9%	1.0%	4.2%	4.6%

Balance sheet data (at end of period):
Total assets	$499,054	$516,246	$496,945	$452,859	$465,558
Working capital	(39,835)	(24,515)	(25,441)	(30,546)	(33,112)
Debt:
Senior and senior subordinated debt	$294,100	$400,000	$391,800	$298,400	$300,000
Capital leases and other debt	1,732	1,225	1,896	1,509	1,283
Lease financing obligations	106,808	111,715	110,898	58,571	52,689

Total debt	$402,640	$512,940	$504,594	$358,480	$353,972

Stockholders’ equity (deficit)	$9,337	$(115,548)	$(103,537)	$(25,767)	$(6,835)

(1)	We have reclassified $937 and $793 in 2006 and 2005, respectively, related to our Pollo Tropical restaurants from cost of sales to other restaurant operating expenses in order to conform to the 2007 presentation and consistently present such expenses for all of our restaurant concepts.
(2)	Restaurant wages and related expenses include stock-based compensation expense of $6 for 2006 and $228 for 2007. General and administrative expenses include stock-based compensation expense (income) for the year ended December 31, 2003, 2004, 2005, 2006 and 2007 of $253, $1,818, $16,432, $74 and $1,310, respectively.
(3)	In conjunction with the December 2004 Transactions we approved a compensatory bonus payment to certain employees (including management) and a director.
(4)	Other income in 2007 in includes gains of $1.2 million related to the sale of one Taco Cabana property and two non-operaing Burger King properties. Other income in 2006 includes a gain of $1.4 million related to the sale of a Pollo Tropical leasehold in the fourth quarter of 2006 and a gain of $1.4 million from a reduction in certain reserves of $1.1 million related to a restructuring charge in 2001 and a reduction in lease liability reserves of $0.3 million for such locations due to an increase in estimates for future sublease income. Other expense in 2004 resulted from the write off of costs incurred in connection with a registration statement on Form S-1 for a proposed offering by us of Enhanced Yield Securities that was withdrawn by us in 2004. See Notes 5 and 9 to the consolidated financial statements.

(5)	In December 2006, the Company and certain selling stockholders, respectively, completed the IPO of 5,666,666 and 5,333,334 shares of our common stock (the latter of which included 1,000,000 shares sold upon the underwriters’ exercise of its over-allotment option) of common stock, respectively, at an initial public offering price of $13.00 per share. In connection with and prior to the IPO, we effected an 11.288 for one stock split on December 8, 2006. Net income (loss) per share is based on shares of our common stock and dilutive options and also gives effect to the stock split on a retroactive basis. Basic and diluted net income (loss) per share amounts for periods prior to 2006 do not reflect the additional shares issued in our IPO.
(6)	Average annual sales per restaurant are derived by dividing restaurant sales for such year for the applicable segment by the average number of company owned and operated restaurants for the applicable segment for such year. For comparative purposes, the calculation of average annual sales per restaurant is based on a 52-week year. 2004 was a 53-week fiscal year. For purposes of calculating average annual sales per restaurant for 2004, we have excluded restaurant sales data for the extra week of 2004.
(7)	Segment EBITDA is defined as earnings attributable to the applicable segment before interest, income taxes, depreciation and amortization, impairment losses, stock based compensation expense, bonus to employees and a director in connection with the December 2004 Transactions, other income and expense and loss on extinguishment of debt. The calculation of Segment EBITDA for our Burger King restaurants includes general and administrative expenses related directly to our Burger King segment, as well as the expenses associated with administrative support for all three of our segments including executive management, information systems and certain accounting, legal and other administrative functions. See Note 12 to our Consolidated Financial Statements.
(8)	Segment EBITDA margin means Segment EBITDA as a percentage of the total revenues of the applicable segment.
(9)	The changes in comparable restaurant sales are calculated using only those company-owned and operated restaurants open since the beginning of the earliest period being compared and for the entirety of both periods being compared. Restaurants are included in comparable restaurant sales after they have been open for 12 months for our Burger King restaurants and 18 months for our Pollo Tropical and Taco Cabana restaurants. For comparative purposes, the calculation of the changes in comparable restaurant sales is based on a 52-week year. 2004 was a 53-week fiscal year. For purposes of calculating the changes in comparable restaurant sales, we have excluded restaurant sales data for the extra week of 2004.
(10)	Includes general and administrative expenses related directly to our Pollo Tropical segment of approximately $6.0 million, $7.3 million, $7.5 million, $9.0 million and $9.9 million for the years ended December 31, 2003, 2004, 2005, 2006 and 2007, respectively.
(11)	Includes general and administrative expenses related directly to our Taco Cabana segment of approximately $11.1 million, $11.1 million, $10.2 million, $11.6 million and $11.1 million for the years ended December 31, 2003, 2004, 2005, 2006 and 2007, respectively.
(12)	Includes general and administrative expenses related directly to our Burger King segment as well as expenses associated with administrative support to all three of our segments including executive management, information systems and certain accounting, legal and other administrative functions. All of such expenses totaled approximately $20.0 million, $23.4 million, $24.9 million, $29.1 million and $30.3 million for the years ended December 31, 2003, 2004, 2005, 2006 and 2007, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Throughout this Annual Report on Form 10-K, we refer to Carrols Restaurant Group, Inc. as “Carrols Restaurant Group” and, together with its consolidated subsidiaries, as “we”, “our” and “us” unless otherwise indicated or the context otherwise requires. Any reference to “Carrols” refers to our wholly-owned subsidiary, Carrols Corporation, a Delaware corporation, and its consolidated subsidiaries, unless otherwise indicated or the context otherwise requires. This combined Annual Report on Form 10-K is filed by both Carrols Restaurant Group and its wholly owned subsidiary, Carrols.

We use a 52 or 53 week fiscal year ending on the Sunday closest to December 31. All references herein to the fiscal years ended December 30, 2007, December 31, 2006 and January 1, 2006 will be referred to as the fiscal years ended December 31, 2007, 2006 and 2005, respectively. The years ended December 31, 2007, 2006 and 2005 each consisted of 52 weeks.

Introduction

Carrols Restaurant Group is a holding company and conducts all of its operations through its direct and indirect subsidiaries and has no assets other than the shares of capital stock of Carrols, its direct wholly-owned subsidiary. The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) relates to the consolidated financial statements of Carrols Restaurant Group and the consolidated financial statements for Carrols presented in Item 8.

The difference between the consolidated financial statements of Carrols Restaurant Group and Carrols is primarily due to additional rent expense of approximately $6,000 per year for Carrols Restaurant Group and the composition of stockholders’ deficit.

The following MD&A is written to help the reader understand our company. The MD&A is provided as a supplement to, and should be read in conjunction with, the Consolidated Financial Statements and the accompanying financial statement notes of each of Carrols Restaurant Group and Carrols appearing elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2007. The overview provides our perspective on the individual sections of MD&A, which include the following:

Company Overview—a general description of our business and our key financial measures.

Recent and Future Events Affecting Our Results of Operations—a description of recent events that affect, and future events that may affect, our results of operations.

Executive Summary—an executive review of our performance for the year ended December 31, 2007.

Liquidity and Capital Resources—an analysis of historical information regarding our sources of cash and capital expenditures, the existence and timing of commitments and contingencies, changes in capital resources and a discussion of cash flow items affecting liquidity.

Results of Operations—an analysis of our results of operations for the years ended December 31, 2007, 2006 and 2005, including a review of the material items and known trends and uncertainties.

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

Company Overview

We are one of the largest restaurant companies in the United States operating three restaurant brands in the quick-casual and quick-service restaurant segments with 553 restaurants located in 16 states as of December 31, 2007. We have been operating restaurants for more than 45 years. We own and operate two Hispanic restaurant brands, Pollo Tropical and Taco Cabana (together referred to by us as our Hispanic Brands), which we acquired in 1998 and 2000, respectively. We are also the largest Burger King franchisee, based on the number of restaurants, and have operated Burger King restaurants since 1976. As of December 31, 2007, our company-owned restaurants included 84 Pollo Tropical restaurants and 147 Taco Cabana restaurants, and we operated 322 Burger King restaurants under franchise agreements. We also franchise our Hispanic Brand restaurants with 30 franchised restaurants located in Puerto Rico, Ecuador and the United States as of December 31, 2007.

We believe that the diversification and strength of our restaurant brands as well as the geographic dispersion of our restaurants provide us with stability and enhanced growth opportunities. Our primary growth strategy is to develop new company-owned Hispanic Brand restaurants. For the years ended December 31, 2007 and 2006, we had total revenues of $789.4 million and $751.4 million, respectively, and net income of $15.1 million and $13.4 million, respectively.

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

•

Interest expense consists primarily of interest expense associated with the Notes, borrowings under our senior credit facility, amortization of deferred financing costs and imputed interest expense on certain leases entered into in connection with sale-leaseback transactions which are accounted for as lease financing obligations. Interest expense also includes any gains and losses from the settlement of lease financing obligations. Interest on borrowings under our senior credit facility is based on LIBOR with a current margin of approximately 1.25%. Consequently changes in LIBOR rates will impact our interest expense.

Recent and Future Events Affecting our Results of Operations

Initial Public Offering

In December 2006, we and certain selling stockholders, respectively, completed an initial public offering (the “IPO”) of 5,666,666 and 5,333,334 shares of our common stock (the latter of which included 1,000,000 shares sold upon the underwriters’ exercise of its over-allotment option) at an initial public offering price of $13.00 per share. We received net proceeds of approximately $65.4 million from the sale by us of shares of our common stock in the offering after deducting estimated underwriting discounts and commissions and estimated offering expenses payable by us. We contributed the net proceeds from the IPO to Carrols, which used such funds to repay approximately $68.0 million principal amount of term loan borrowings under our prior senior credit facility.

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

Issuance of Stock Options and Restricted Shares

In connection with the IPO, we granted options to purchase 1,241,750 shares of our common stock and issued 75,800 shares of restricted stock under our 2006 Stock Incentive Plan to certain of our employees and directors in December 2006. In the years ended December 31, 2007 and 2006, stock-based compensation expense was $1.5 million and $0.1 million, respectively. Additional stock-based compensation expense will be recorded over the vesting period for all option grants. In addition, we will likely incur additional stock-based compensation expense in future periods for any additional stock option and restricted share grants we make.

Future Burger King Restaurant Closures

We evaluate the performance of our Burger King restaurants on an ongoing basis. Such evaluation includes many factors, including our assessment of the anticipated future operating results of the restaurant, the cost of required capital improvements that we would need to commit for such restaurants and the location of the restaurant in its current market. If we determine that a Burger King restaurant is underperforming, we may elect to close such restaurant. In 2007, excluding one Burger King restaurant which we will relocate in 2008 under a new franchise agreement in the same market area, we closed five Burger King restaurants in 2007. Excluding five Burger King restaurants which we may relocate under a new franchise agreement in the same market area, we currently anticipate that we will likely elect to close an additional seven to eight Burger King restaurants in 2008. Based on the operating results of such closed restaurants, we believe that the future impact on our consolidated results of operations as a result of such restaurant closures will not be material, although there can be no assurance in this regard. Our determination of whether to close such restaurants is subject to further evaluation and may change. We may also elect to close additional Burger King restaurants in the future.

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

During 2007, we exercised our right of first refusal under the leases for seven restaurant properties previously accounted for as lease financing obligations and purchased these properties from the lessor. As a result, in 2007 we reduced our lease financing obligations by $6.2 million.

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

Postretirement Benefits

On November 1, 2007, we amended our postretirement medical and life insurance benefits covering substantially all Burger King administrative and restaurant management personnel. The amendment included an elimination of life insurance benefits for active employees who retire after December 31, 2007 and increases in retiree contributions for both current and future retirees effective January 1, 2008. These amendments reduced our postretirement benefit obligations and will reduce expense in 2008 and subsequent years.

Executive Summary—Operating Performance for the Year Ended December 31, 2007

During 2007, we opened nine new Pollo Tropical restaurants and eight new Taco Cabana restaurants. We also closed six Burger King restaurants, including one Burger King restaurant to be relocated within its market area in 2008, one Pollo Tropical restaurant and four Taco Cabana restaurants.

Total revenues for the year ended December 31, 2007 increased 5.1% to $789.4 million from $751.4 million in the prior year. Revenues from our Hispanic Brand restaurants increased 6.6% to $407.7 million from $382.5 million in the prior year and revenues from our Burger King restaurants increased 3.5% to $381.7 million in 2007 from $368.9 million in 2006.

Pollo Tropical revenues increased 9.3% to $168.6 million during 2007 from $154.2 million in 2006 due primarily to the opening of 17 new Pollo Tropical restaurants since the beginning of 2006 which contributed $13.3 million of incremental revenues in 2007 and a comparable restaurant sales increase at our Pollo Tropical restaurants of 1.4% in 2007.

Taco Cabana revenues increased 4.7% to $239.1 million during 2007 from $228.3 million in 2006 due to the opening of 17 new Taco Cabana restaurants since the beginning of 2006 which contributed $12.6 million of incremental revenues in 2007. Comparable restaurant sales at Taco Cabana increased 0.2% in 2007. These increases were partially offset by the closure of four Taco Cabana restaurants in 2007.

Total restaurant sales at our Burger King restaurants increased $12.8 million in 2007 due to a comparable restaurant sales increase of 4.6% driven primarily from a 3.3% increase in customer traffic, offset in part from the closure of six Burger King restaurants in 2007.

Restaurant operating margins were negatively impacted in 2007 by higher food costs which increased 0.7%, as a percentage of total restaurant sales, when compared to 2006. This was primarily a result of higher beef and cheese costs at our Burger King and Taco Cabana restaurants, as well as less significant increases in nearly all of our other key commodities.

Advertising expenditures were $30.9 million in 2007, or 3.9% of restaurant sales, compared to $27.7 million, or 3.7% of restaurant sales in 2006 due primarily to increased radio advertising for our Pollo Tropical restaurants.

General and administrative expenses were $52.6 million in 2007, or 6.7% of restaurant sales, compared to $49.8 million, or 6.6% of total restaurant sales, in 2006 mostly due to higher costs associated with being a public entity and stock-based compensation expense of $1.3 million in 2007 as compared to $0.1 million in 2006.

Interest expense decreased $12.8 million to $31.4 million in 2007 from $44.3 million in 2006 primarily due to lower average outstanding debt balances from the repayment of $68.0 million in term loan borrowings from the proceeds of our IPO in December 2006. In addition, our operating subsidiary, Carrols, completed the refinancing of its senior credit facility the first quarter of 2007 which resulted in our LIBOR margins on our senior secured borrowings being reduced by approximately 1%.

Depreciation and amortization expense decreased $1.7 million in 2007 to $31.8 million due to lower depreciation and amortization pertaining to our Burger King restaurants.

During the third quarter of 2007 we incurred an impairment charge of $1.7 million associated with an underperforming Pollo Tropical restaurant located in Brooklyn, New York. This restaurant was subsequently closed in the fourth quarter of 2007. Total impairment losses were $2.2 million in 2007 compared to $1.0 million in 2006.

Net income was $15.1 million in 2007 compared to $13.4 million in 2006.

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

Operating activities. Net cash provided from operating activities for the years ended December 31, 2007, 2006 and 2005 was $55.0 million, $48.8 million and $22.0 million, respectively. Net cash provided by operating activities in 2007 was due primarily to net income of $15.1 million, depreciation and amortization expense of $31.8 million and non-cash impairment losses of $2.2 million. In addition, in the first quarter of 2007, we also recorded a non-cash pretax loss of $1.5 million on early extinguishment of debt from the write-off of previously deferred financing costs related to our prior senior credit facility. The increase in 2006 over 2005 resulted primarily from a reduction in net cash provided from operating activities of $26.4 million in 2005 due to payments in the first quarter of 2005 associated with the December 2004 Transactions, which included a $20.3 million bonus to employees (including management) and a director and the applicable taxes of $0.6 million, as well as $5.5 million of tax withholdings related to the dividend payment in late December of 2004.

Investing activities including capital expenditures and qualified sale-leaseback transactions. Net cash used for investing activities for the years ended December 31, 2007, 2006 and 2005 was $45.3 million, $10.4 million and $33.9 million, respectively. Capital expenditures represent a major investment of cash for us and for the years ended December 31, 2007, 2006 and 2005 were $55.8 million, $45.1 million and $38.8 million, respectively. Our capital expenditures for the years ended December 31, 2007, 2006 and 2005 included expenditures for the development of new Pollo Tropical and Taco Cabana restaurants of $33.8 million, $27.8 million and $19.4 million respectively. Restaurant remodeling for all of our concepts for the years ended December 31, 2007, 2006 and 2005 was $10.1 million, $6.4 million and $4.0 million, respectively. We also had expenditures related to the purchase of restaurant properties to be sold in sale-leaseback transactions of $2.5 million, $3.4 million and $1.1 million in the years ended December 31, 2007, 2006 and 2005, respectively. In addition, we acquired four Taco Cabana restaurants from a franchisee for a cash purchase price of $4.2 million in 2005.

In 2007, we sold six restaurant properties in sale-leaseback transactions for net proceeds of $10.6 million. We also sold one Taco Cabana property for net proceeds of $1.0 million and two non-operating Burger King properties in 2007 for net proceeds of $1.4 million. In 2006, we sold 24 restaurant properties in sale-leaseback transactions for net proceeds of $36.3 million. Thirteen of these properties were acquired on June 30, 2006 from the lessor for $16.2 million when we exercised our right of first refusal under the subject leases. The underlying leases for these 13 properties were previously treated as lease financing obligations and the purchases of these properties are shown in our consolidated statements of cash flows under financing activities as settlements of lease financing obligations. The proceeds from these sales, net of costs of the properties acquired and other transaction costs, were used to reduce outstanding borrowings under our prior senior credit facility. In 2005, we sold four restaurant properties in sale-leaseback transactions for net proceeds of $5.2 million. We also sold other properties, primarily non-operating restaurant properties, in 2006 and 2005 for proceeds of $1.8 million and $0.8 million, respectively. The net proceeds from all of these sales were used to reduce outstanding borrowings under our senior credit facility at that time.

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

The following table sets forth our capital expenditures for the periods presented (in thousands):

	Pollo Tropical	Taco Cabana	Burger King	Other	Consolidated
	(Dollars in thousands)
Year Ended December 31, 2007:
New restaurant development	$19,641	$14,134	$1,122	$—	$34,897
Restaurant remodeling	3,480	—	6,594	—	10,074
Other restaurant capital expenditures (1)	1,848	3,209	3,549	—	8,606
Corporate and restaurant information systems	—	—	—	2,241	2,241

Total capital expenditures	$24,969	$17,343	$11,265	$2,241	$55,818

Number of new restaurant openings	9	8	—		17
Year Ended December 31, 2006:
New restaurant development	$14,336	$13,472	$324	$—	$28,132
Restaurant remodeling	1,562	253	4,557	—	6,372
Other restaurant capital expenditures (1)	2,277	3,326	3,446	—	9,049
Corporate and restaurant information systems	—	—	—	1,586	1,586

Total capital expenditures	$18,175	$17,051	$8,327	$1,586	$45,139

Number of new restaurant openings	8	9	—		17
Year Ended December 31, 2005:
New restaurant development	$10,235	$9,143	$1,235	$—	$20,613
Restaurant remodeling	1,384	—	2,634	—	4,018
Other restaurant capital expenditures (1)	2,505	3,434	2,745	—	8,684
Acquisition of Taco Cabana restaurants	—	4,215	—	—	4,215
Corporate and restaurant information systems	—	—	—	1,319	1,319

Total capital expenditures	$14,124	$16,792	$6,614	$1,319	$38,849

Number of new restaurant openings	6	6	1		13

(1)	Excludes restaurant repair and maintenance expenses included in other restaurant operating expenses in our Consolidated Financial Statements. For the years ended December 31, 2007, 2006 and 2005, these restaurant repair and maintenance expenses were approximately $18.7 million, $17.4 million and $18.1 million, respectively.

In 2008, we anticipate that total capital expenditures will range from $70 million to $80 million, although the actual amount of capital expenditures may differ from these estimates. These capital expenditures are expected to include approximately $35 million to $45 million for the development of new restaurants and purchase of related real estate. In 2008 we currently anticipate to open six to ten new Pollo Tropical restaurants, eleven to thirteen new Taco Cabana restaurants and seven to eight new Burger King restaurants, five to six of which will be the relocation of existing restaurants within their current market area. We also currently anticipate closing one Taco Cabana restaurant and seven to eight additional Burger King restaurants in 2008 in addition to those being relocated. Capital expenditures in 2008 also are expected to include expenditures of approximately $24 million to $27 million for the ongoing reinvestment in our three restaurant concepts for remodeling costs and capital maintenance expenditures and capital expenditures of approximately $6 million to $8 million related to the replacement and upgrade of our point-of-sale systems.

Financing activities. Net cash used for financing activities for the years ended December 31, 2007, 2006 and 2005 were $6.2 million, $43.7 million and $10.2 million, respectively. During 2007 we acquired seven properties whose leases were previously accounted for as lease financing obligations and settled lease financing obligations of $6.2 million. In 2006, we received net proceeds of $68.0 million from our IPO which was used to repay term loan borrowings under our prior senior credit facility at that time. We also made additional voluntary principal prepayments on outstanding borrowings under the prior senior credit facility of $23.2 million and $6.0 million in 2006 and 2005, respectively. In 2006, we also made payments of $17.2 million, which were comprised of $15.2 million to settle lease financing obligations and $2.0 million of interest, in connection with acquiring 14 leased properties previously accounted for as lease financing obligations. In 2005 we purchased one restaurant property subject to a lease financing obligation for $1.1 million under our right of first refusal included in the subject lease.

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

2)	Adjusted LIBOR plus the applicable margin percentage in effect ranging from 1.0% to 1.5% based on our senior leverage ratio.

Term loan A borrowings shall be due and payable in quarterly installments, beginning on June 30, 2008 as follows:

1)	four calendar quarterly installments of $1.5 million beginning on June 30, 2008;

2)	eight calendar quarterly installments of $3.0 million beginning on June 30, 2009;

3)	four calendar quarterly installments of $4.5 million beginning on June 30, 2011; and

4)	four calendar quarterly installments of $18.0 million beginning on June 30, 2012.

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

In general, obligations under the new senior credit facility are guaranteed by us and all of Carrols’ material subsidiaries and are collateralized by a pledge of Carrols’ common stock and the stock of each of Carrols’ material subsidiaries. The new senior credit facility contains certain covenants, including, without limitation, those limiting our ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of our business, engage in transactions with related parties, make certain investments or pay dividends. In addition, we are required to meet certain financial ratios, including fixed charge coverage, senior leverage, and total leverage ratios (all as defined under the new senior credit facility). Carrols was in compliance as of December 31, 2007 with the covenants in the new senior credit facility.

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

The Notes are unsecured and guaranteed by Carrols’ material subsidiaries. Restrictive covenants under the Notes include limitations with respect to, among other things, Carrols and its material subsidiaries’ ability to incur additional debt, incur liens, sell or acquire assets or businesses, pay dividends and make certain investments. Carrols was in compliance as of and for the year ended September 30, 2007 with the restrictive covenants in the indenture governing the Notes.

Indebtedness. At December 31, 2007, we had total debt outstanding of $354.0 million, comprised of $180.0 million of Notes, term loan borrowings of $120.0 million under the new senior credit facility, lease financing obligations of $52.7 million and capital lease obligations of $1.3 million. After reserving $14.2 million for letters of credit guaranteed by our senior credit facility, $50.8 million was available for borrowings under the revolving credit facility at December 31, 2007.

Contractual Obligations

The following table summarizes our contractual obligations and commitments as of December 31, 2007 (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Long-term debt obligations, including interest (1)	$427,740	$28,710	$73,410	$101,160	$224,460
Capital lease obligations, including interest (2)	2,374	247	385	242	1,500
Operating lease obligations (3)	480,041	41,948	78,858	72,909	286,326
Lease financing obligations, including interest (4)	118,493	5,041	10,143	10,975	92,334

Total contractual obligations	$1,028,648	$75,946	$162,796	$185,286	$604,620

(1)	Our long-term debt obligations included $180.0 million principal amount of Notes and $120.0 million principal amount of term loan borrowings outstanding under the senior credit facility. Interest payments on our Notes of $89.1 million for all years presented are included at the coupon rate of 9%. Interest payments included above totaling $38.6 million for all years presented on our term loan borrowings under the senior credit facility are variable in nature and have been calculated using an assumed interest rate of 8.0% for each year (See Item 7A. Quantitative and Qualitative Disclosures about Market Risks—Interest Rate Risk).
(2)	Includes interest of $1.1 million in total for all years presented.
(3)	Represents aggregate minimum lease payments. Many of our leases also require contingent rent in addition to the minimum base rent based on a percentage of sales and require expenses incidental to the use of the property all of which have been excluded from this table.
(4)	Includes interest of $114.1 million in total for all years presented. We reduced our lease financing obligations by $6.2 million during 2007 by exercising our right of first refusal and purchasing seven restaurant properties. These leases are reflected as operating lease obligations in the above table.

We have not included obligations under our postretirement medical benefit plans in the contractual obligations table as our postretirement plan is not required to be funded in advance, but is funded as retiree medical claims are paid. Also excluded from the contractual obligations table are payments we may make for workers’ compensation, general liability and employee healthcare claims for which we pay all claims, subject to annual stop-loss limitations both for individual claims and claims in the aggregate. The majority of our recorded liabilities related to self-insured employee health and insurance plans represent estimated reserves for incurred claims that have yet to be filed or settled.

Long-Term Debt Obligations. Refer to Note 7 of the Consolidated Financial Statements for details of our long-term debt.

Capital Lease and Operating Lease Obligations. Refer to Note 6 of the Consolidated Financial Statements for details of our capital lease and operating lease obligations.

Lease Financing Obligations. Refer to Note 8 of the Consolidated Financial Statements for details of our lease financing obligations.

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

Results of Operations

The following table sets forth, for the years ended December 31, 2007, 2006 and 2005, selected operating results as a percentage of consolidated total restaurant sales:

	Year Ended December 31,
	2007	2006	2005
Restaurant sales:
Pollo Tropical	21.3%	20.4%	19.3%
Taco Cabana	30.3%	30.4%	29.7%
Burger King	48.4%	49.2%	51.0%

Total restaurant sales	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	28.7%	28.0%	28.9%
Restaurant wages and related expenses	29.4%	29.2%	29.0%
Restaurant rent expense	5.6%	5.0%	4.9%
Other restaurant operating expenses	14.7%	14.8%	14.7%
Advertising expense	3.9%	3.7%	3.6%
General and administrative (including stock-based compensation expense)	6.7%	6.6%	8.4%

Fiscal 2007 Compared to Fiscal 2006

In 2007, we opened nine new Pollo Tropical restaurants and eight new Taco Cabana restaurants. During the same period we closed six Burger King restaurants, including one Burger King restaurant to be relocated within its market area in 2008, one Pollo Tropical restaurant and four Taco Cabana restaurants.

Restaurant Sales. Total restaurant sales in 2007 increased $38.0 million, or 5.1%, to $788.1 million from $750.1 million in 2006 due to sales increases at our Hispanic Brand restaurants of $25.2 million, or 6.6%, and a $12.8 million increase at our Burger King restaurants, or 3.5%. Restaurant sales at our Hispanic Brand restaurants were $406.3 million in 2007.

Pollo Tropical restaurant sales increased $14.4 million, or 9.4%, to $167.5 million in 2007 due primarily to the opening of 17 new Pollo Tropical restaurants since the beginning of 2006, which contributed $13.3 million of incremental sales in 2007 compared to 2006. Comparable restaurant sales at our Pollo Tropical restaurants also increased 1.4% in 2007. Effective menu price increases in 2007 at our Pollo Tropical restaurants were approximately 3%.

Taco Cabana restaurant sales increased $10.8 million, or 4.7%, to $238.9 million in 2007 due primarily to the opening of 17 new Taco Cabana restaurants since the beginning of 2006 which contributed $12.6 million of incremental sales in 2007 compared to 2006. This increase was partially offset by the closure of five Taco Cabana restaurants since the beginning of 2006. Comparable restaurant sales at our Taco Cabana restaurants increased 0.2% in 2007. Effective menu price increases in 2007 at our Taco Cabana restaurants were approximately 2%.

Burger King restaurant sales in 2007 increased by $12.8 million to $381.7 million due to a comparable restaurant sales increase of 4.6% at our Burger King restaurants in 2007 primarily from increases in customer traffic. This increase was offset in part from the closure of fourteen Burger King restaurants since the beginning of 2006. Effective menu price increases in 2007 at our Burger King restaurants were approximately 3%.

Operating Costs and Expenses. Cost of sales (food and paper costs), as a percentage of total restaurant sales, increased to 28.7% in 2007 from 28.0% in 2006. Pollo Tropical cost of sales, as a percentage of Pollo Tropical restaurant sales, increased to 32.0% in 2007 from 31.7% in 2006 due primarily to lower margins on new menu items introduced in 2007 (0.7% of Pollo Tropical sales) and higher commodity prices (0.8% of Pollo Tropical sales), substantially offset by the effect of menu price increases since the beginning of 2006 (1.1% of Pollo Tropical sales). Taco Cabana cost of sales, as a percentage of Taco Cabana restaurant sales, increased to 29.9% in 2007 from 29.0% in 2006 due to higher commodity prices (1.7% of Taco Cabana sales), primarily from higher beef and cheese prices, partially offset by higher margins on menu item promotions in 2007 (0.2% of Taco Cabana sales) and the effect of menu price increases since the beginning of 2006 (0.6% of Taco Cabana sales). Burger King cost of sales, as a percentage of Burger King restaurant sales, increased to 26.4% in 2007 from 26.0% in 2006 due to higher commodity prices (1.3% of Burger King sales) substantially offset by the effect of menu price increases since the beginning of 2006 (0.9% of Burger King sales).

Restaurant wages and related expenses, as a percentage of total restaurant sales, increased to 29.4% in 2007 from 29.2% in 2006. Pollo Tropical restaurant wages and related expenses, as a percentage of Pollo Tropical restaurant sales, decreased to 24.9% in 2007 from 25.2% in 2006 due primarily to lower workers compensation claim costs (0.4% of Pollo Tropical sales). The effect of increases in restaurant hourly labor rates in response to labor market conditions in Florida including an increase in the Florida minimum wage rate were substantially offset by the effect of menu price increases. Taco Cabana restaurant wages and related expenses, as a percentage of Taco Cabana restaurant sales, increased to 28.9% in 2007 from 28.5% in 2006 due to the effect of increases in fixed labor costs on flat sales volumes, partially offset by lower restaurant level bonus accruals (0.2% of Taco Cabana sales). Burger King restaurant wages and related expenses, as a percentage of Burger King restaurant sales, increased to 31.6% in 2007 from 31.2% in 2006 due primarily to higher medical insurance claim costs (0.4% of Burger King sales).

Restaurant rent expense, as a percentage of total restaurant sales, increased to 5.6% in 2007 from 5.0% in 2006 due primarily to the recharacterization of leases late in the second quarter of 2006 and third quarter of 2006 as operating leases entered into in connection with qualified sale-leaseback transactions, rather than as lease financing obligations, which increased rent expense by $2.0 million in 2007 compared to 2006 (0.3% of total restaurant sales). Rent expense also increased as a percentage of total restaurant sales due to the reduction in restaurant rent accruals in the third quarter of 2006 related to the termination of a Taco Cabana restaurant lease (0.2% of total restaurant sales) and the effect of sale-leaseback transactions entered into since the beginning of 2006.

Other restaurant operating expenses, as a percentage of total restaurant sales, decreased slightly to 14.7% in 2007 from 14.8% in 2006. Pollo Tropical other restaurant operating expenses, as a percentage of Pollo Tropical restaurant sales, decreased to 13.4% in 2007 from 13.7% in 2006 due primarily to lower general liability claim costs (0.2% of Pollo Tropical sales). Taco Cabana other restaurant operating expenses, as a percentage of Taco Cabana restaurant sales, increased to 14.9% in 2007 from 14.7% in 2006 due to higher repair and maintenance and other restaurant level expenses (0.5% of Taco Cabana sales) which were partially offset by lower utility costs (0.4% of Taco Cabana sales). Burger King other restaurant operating expenses, as a percentage of Burger King restaurant sales, decreased to 15.2% in 2007 from 15.4% in 2006 due primarily to the effect of higher sales volumes on fixed operating costs.

Advertising expense, as a percentage of total restaurant sales, increased to 3.9% in 2007 from 3.7% in 2006. Pollo Tropical advertising expense, as a percentage of Pollo Tropical restaurant sales, increased to 2.4% in 2007 from 1.6% in 2006 due to additional radio expenditures in 2007 and promotional costs associated with the introduction of new menu items. Taco Cabana advertising expense, as a percentage of Taco Cabana restaurant sales, was 4.1% in 2007 and 2006. Burger King advertising expense, as a percentage of Burger King restaurant sales, increased to 4.5% in 2007 from 4.3% in 2006 due to increased promotional activities in certain of our Burger King markets in the first half of 2007.

General and administrative expenses increased $2.8 million in 2007 and as a percentage of total restaurant sales were 6.7% in 2007 and 6.6% in 2006 due primarily to additional stock-based compensation expense of $1.2 million in 2007 and additional costs in 2007 associated with being a public entity.

Segment EBITDA. As a result of the factors above, Segment EBITDA for our Pollo Tropical restaurants increased slightly to $28.5 million in 2007 from $28.4 million in 2006. Segment EBITDA for our Taco Cabana restaurants decreased to $30.4 million in 2007 from $33.5 million in 2006. Segment EBITDA for our Burger King restaurants decreased to $30.8 million in 2007 from $34.2 million in 2006.

Depreciation and Amortization and Impairment Losses. Depreciation and amortization expense decreased $1.8 million to $31.8 million in 2007 from $33.5 million in 2006 due in part to the recharacterization of leases as operating leases entered into in connection with qualified sale-leaseback transactions, rather than lease financing obligations late in the second quarter of 2006 and third quarter of 2006, which reduced depreciation $0.6 million in 2007 compared to 2006, and also due to lower depreciation expense associated with our Burger King restaurants of $2.8 million. Impairment losses were $2.2 million in 2007, of which $1.7 million pertained to property and equipment at an underperforming Pollo Tropical restaurant in Brooklyn, New York which was closed in the fourth quarter of 2007. Impairment losses were $1.0 million in 2006 and were related to property and equipment of certain underperforming Taco Cabana restaurants of $0.7 million and property and equipment for planned closings of Burger King restaurants of $0.3 million.

Interest Expense. Interest expense decreased $12.8 million to $31.4 million in 2007 from $44.3 million in 2006. The reduction in interest expense in 2007 was due in part to the recharacterization of leases as operating leases entered into in connection with qualified sale-leaseback transactions, rather than lease financing obligations late in the second quarter of 2006 and third quarter of 2006, which decreased interest expense by $2.6 million compared to 2006. In addition, interest expense in 2006 also includes $1.7 million of settlement losses on lease financing obligations as compared to $0.2 million in settlement gains on lease financing obligations in 2007. Interest expense on lease financing obligations, including settlement gains and losses, was $5.4 million in 2007 compared to $10.4 million in 2006.

We also had lower average debt balances in 2007 from the prepayments of borrowings under our prior senior credit facility throughout 2006, including the repayment of $68.0 million principal amount of term loan borrowings with the IPO proceeds received by us in December 2006. In addition, we had lower LIBOR borrowing margins of approximately 1% on our floating rate borrowings under our new senior credit facility. The weighted average interest rate on our long-term debt, excluding lease financing obligations, for 2007 and 2006 was 8.1% and 8.3%, respectively.

Provision for Income Taxes. The provision for income taxes in 2007 was derived using an estimated effective annual income tax rate for 2007 of 37.1% excluding discrete tax items recorded in 2007, the effect of which reduced income tax expense by $0.9 million. The provision for income taxes in 2006 was derived using an estimated effective annual income tax rate for 2006 of 32.9% excluding the effect of any discrete tax items occurring in 2006.

Net Income. As a result of the foregoing, net income was $15.1million in 2007 compared to $13.4 million in 2006.

Fiscal 2006 Compared to Fiscal 2005

In 2006, we opened eight new Pollo Tropical restaurants and nine new Taco Cabana restaurants. During the same period, we closed eight Burger King restaurants, one Pollo Tropical restaurant (in connection with the sale of our leasehold interest in such restaurant) and one Taco Cabana restaurant.

Restaurant Sales. Total restaurant sales in 2006 increased by $44.7 million, or 6.3%, to $750.1 million due primarily to sales increases at our Hispanic Brand restaurants of $35.8 million, or 10.4%, to $381.2 million in 2006.

Pollo Tropical restaurant sales increased $17.3 million, or 12.7%, to $153.1 million in 2006 due primarily to the opening of fourteen new Pollo Tropical restaurants since the beginning of 2005, which contributed $13.1 million in sales in 2006, and a 3.2% increase in comparable restaurant sales at our Pollo Tropical restaurants in 2006 which included the effect of menu price increases of 2.4% for 2006 compared to 2005.

Taco Cabana restaurant sales increased $18.6 million, or 8.9% to $228.1 million in 2006 due primarily to the addition of fifteen new Taco Cabana restaurants since the beginning of 2005 and the acquisition of four Taco Cabana restaurants from a franchisee in July 2005. These 19 additional restaurants contributed $15.6 million of additional sales in 2006. In addition, comparable restaurant sales at our Taco Cabana restaurants increased 1.7% in 2006 which included the effect of menu price increases of 1.2% for 2006 compared to 2005.

Burger King restaurant sales increased $8.8 million, or 2.4%, to $368.9 million, in 2006 due to a 4.2% increase in comparable restaurant sales at our Burger King restaurants in 2006 which included the effect of menu price increases of approximately 4% at the beginning of 2006. These factors were offset in part by the closure of 21 Burger King restaurants since the beginning of 2005.

Operating Costs and Expenses. Cost of sales (food and paper costs), as a percentage of total restaurant sales, decreased to 28.0% in 2006 from 28.9% in 2005. Pollo Tropical cost of sales, as a percentage of Pollo Tropical restaurant sales, decreased 1.0% to 31.7% in 2006 from 32.7% in 2005 due primarily to lower whole chicken commodity costs (1.2% of Pollo Tropical sales) offset by price increases in other commodities including produce (0.2% of Pollo Tropical sales). Taco Cabana cost of sales, as a percentage of Taco Cabana restaurant sales, increased to 29.0% in 2006 from 28.8% in 2005 due primarily to higher commodity costs including paper costs. Burger King cost of sales, as a percentage of Burger King restaurant sales, decreased to 26.0% in 2006 from 27.5% in 2005 due primarily to the effect of menu price increases since the beginning of 2005 (0.9% of Burger King sales), lower beef commodity prices (0.4% of Burger King sales) and lower promotional discounting in 2006 (0.3% of Burger King sales).

Restaurant wages and related expenses, as a percentage of total restaurant sales, increased to 29.2% in 2006 from 29.0% in 2005. Pollo Tropical restaurant wages and related expenses, as a percentage of Pollo Tropical restaurant sales, increased 1.7% to 25.2% in 2006 from 23.5% in 2005 due primarily to increases in restaurant hourly labor rates in response to labor market conditions in Florida (1.1% of Pollo Tropical sales) and higher medical insurance costs (0.6% of Pollo Tropical sales). Taco Cabana restaurant wages and related expenses, as a percentage of Taco Cabana restaurant sales, increased to 28.5% in 2006 from 28.1% in 2005 due primarily to higher medical insurance costs (0.2% of Taco Cabana sales). Burger King restaurant wages and related expenses, as a percentage of Burger King restaurant sales, decreased to 31.2% in 2006 from 31.5% in 2005 due to the effect of higher sales volumes, including menu price increases, on fixed labor costs (0.5% of Burger King sales) offset in part by higher restaurant level bonuses (0.3% of Burger King sales).

Restaurant rent expense, as a percentage of total restaurant sales, increased to 5.0% in 2006 from 4.9% in 2005 due primarily to the effect of sale-leaseback transactions entered into since the beginning of the fourth quarter of 2005 (0.1% of total restaurant sales).

Other restaurant operating expenses, as a percentage of total restaurant sales, increased to 14.8% in 2006 from 14.7% in 2005. Pollo Tropical other restaurant operating expenses, as a percentage of Pollo Tropical restaurant sales, increased to 13.7% in 2006 from 12.9% in 2005 due primarily to increased utility costs resulting from higher natural gas and electricity prices (0.4% of Pollo Tropical sales) and higher credit card fees. Taco Cabana other restaurant operating expenses, as a percentage of Taco Cabana restaurant sales, increased slightly to 14.7% in 2006 from 14.6% in 2005 due primarily to increased utility costs from higher natural gas and electricity prices. Burger King other restaurant operating expenses, as a percentage of Burger King restaurant sales, were 15.4% in both 2006 and 2005.

Advertising expense, as a percentage of total restaurant sales, increased to 3.7% in 2006 from 3.6% in 2005. Pollo Tropical advertising expense, as a percentage of Pollo Tropical restaurant sales, decreased to 1.6% in 2006 from 1.9% in 2005 due to higher television and radio advertising expenditures in 2005. Taco Cabana advertising expense, as a percentage of Taco Cabana restaurant sales, decreased slightly to 4.1% in 2006 from 4.2% in 2005 due primarily to the timing of promotions. Burger King advertising expense, as a percentage of Burger King restaurant sales, increased to 4.3% in 2006 from 3.9% in 2005 due to increased promotional activities in certain of our Burger King markets.

General and administrative expenses, including stock-based compensation expense, as a percentage of total restaurant sales, decreased to 6.6% in 2006 from 8.4% in 2005. Stock-based compensation expense was $0.1 million and $16.4 million in 2006 and 2005, respectively, or as a percentage of total restaurant sales, 2.3% in 2005. Stock-based compensation expense in 2005 was primarily attributable to the issuance by us of our common stock in exchange for all outstanding stock options in the second quarter of 2005. In addition to the decrease in stock-based compensation expense, general and administrative expenses increased 0.5% as a percentage of total restaurant sales, in 2006 compared to 2005 due primarily to higher administrative payroll costs, including related payroll taxes and benefits, (0.2% of total restaurant sales) and higher bonus accruals (0.2% of total restaurant sales).

Segment EBITDA. Segment EBITDA is a measure of segment profit or loss reported to the chief operating decision maker for purposes of allocating resources to our segments and assessing their performance. Segment EBITDA for our Pollo Tropical restaurants decreased 1.0% to $28.4 million in 2006 from $28.7 million in 2005. Segment EBITDA for our Taco Cabana restaurants increased 4.9% to $33.5 million in 2006 from $31.9 million in 2005. Segment EBITDA for our Burger King restaurants increased 7.6% to $34.2 million in 2006 from $31.8 million in 2005.

Depreciation and Amortization and Impairment Losses. Depreciation and amortization expense increased to $33.5 million in 2006 from $33.1 million in 2005. In 2006 depreciation and amortization increased $1.4 million in total for our Pollo Tropical and Taco Cabana restaurants due primarily to the opening of new restaurants. This increase was partially offset by a decrease in depreciation and amortization for our Burger King restaurants in 2006 of $1.0 million due primarily to Burger King restaurant closures over the past two years. Impairment losses were $1.0 million in 2006 and were related to property and equipment of certain underperforming Taco Cabana restaurants of $0.7 million and property and equipment for planned future closures of Burger King restaurants of $0.3 million. Impairment losses were $1.5 million in 2005 and were comprised of $0.3 million related to Burger King franchise rights and $1.1 million related to property and equipment of certain underperforming Burger King restaurants and planned future closures of Burger King restaurants and $0.1 million for our Taco Cabana restaurants.

Interest Expense. Interest expense increased $1.3 million to $44.3 million in 2006 from $43.0 million in 2005 due primarily to the inclusion in interest expense of $1.7 million of settlement losses on lease financing obligations and higher effective interest rates on our floating rate borrowings under our prior senior credit facility. This increase was partially offset by the recharacterization of leases as operating leases entered into in connection with qualified sale-leaseback transactions, rather than lease financing obligations in the second and third quarters of 2006 which decreased interest expense by $2.6 million in 2006. The weighted average interest rate on our long-term debt, excluding lease financing obligations, for the year ended December 31, 2006 increased to 8.3% from 7.3% in 2005. Interest expense on lease financing obligations, including settlement losses of $1.7 million in 2006, was $10.4 million in 2006 and $11.2 million in 2005.

Provision for Income Taxes. The provision for income taxes for the year ended December 31, 2006 was derived using an estimated effective annual income tax rate for 2006 of 32.9% as well as the effect of any discrete tax items occurring in 2006. Although we had a pretax loss of $1.6 million in 2005 we had a tax provision of $2.8 million for the year ended December 31, 2005 due to the non-deductible portion of stock-based compensation expense related to stock awards in the second quarter of 2005. The Federal tax provision for 2005 included $3.3 million for the non-deductible portion of stock-based compensation expense and $0.5 million of income tax expense associated with Ohio state tax legislation enacted in the second quarter of 2005.

Net Income (Loss). As a result of the foregoing, net income was $13.4 million in 2006 compared to a net loss of $4.4 million in 2005.

Application of Critical Accounting Policies

Our Consolidated Financial Statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in the “Significant Accounting Policies” footnote in the notes to our Consolidated Financial Statements. Critical accounting estimates are those that require application of management’s most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods.

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

Accrued occupancy costs. We make estimates of accrued occupancy costs pertaining to closed restaurant locations on an ongoing basis. These estimates require assessment and continuous evaluation of a number of factors such as the remaining contractual period under our lease obligations, the amount of sublease income we are able to realize on a particular property and estimates of other costs such as property taxes. Differences between actual future events and prior estimates could result in adjustments to these accrued costs. At December 31, 2007 we had five non-operating restaurant properties.

Insurance liabilities. We are insured for workers’ compensation, general liability and medical insurance claims under policies where we pay all claims, subject to annual stop-loss limitations both for individual claims and claims in the aggregate. At December 31, 2007, we had $7.6 million accrued for these insurance claims. We record insurance liabilities based on historical and industry trends, which are continually monitored, and adjust accruals as warranted by changing circumstances. Since there are many estimates and assumptions involved in recording these insurance liabilities, including the ability to estimate the future development of incurred claims based on historical trends, differences between actual future events and prior estimates and assumptions could result in adjustments to these liabilities.

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

Evaluation of Goodwill. We must evaluate our recorded goodwill under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) on an ongoing basis. We have elected to conduct our annual impairment review of goodwill assets at December 31. Our review at December 31, 2007 indicated there has been no impairment as of that date. This annual evaluation of goodwill requires us to make estimates and assumptions to determine the fair value of our reporting units including projections regarding future operating results of each restaurant over its remaining lease term and market values. These estimates may differ from actual future events and if these estimates or related projections change in the future, we may be required to record impairment charges for these assets.

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

Effects of New Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This statement defines fair value, establishes a framework for using fair value to measure assets and liabilities and expands disclosures about fair value measurements. The statement applies whenever other pronouncements require or permit assets or liabilities to be measured at fair value. In February 2007, the FASB issued FAS 157-2, delaying the effective date of SFAS 157 for non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008. We are evaluating the impact that the adoption of SFAS 157 will have on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for our fiscal year beginning January 1, 2008. We have decided not to adopt this optional standard for our current financial assets and liabilities.

In May 2007, the FASB issued FASB Staff Position No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48” (the “FSP”). The FSP provides guidance about how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. Under the FSP, a tax position could be effectively settled if a taxing authority has completed all of its required or expected examination procedures, if the entity does not intend to appeal or litigate the result and it is remote that the taxing authority would examine or re-examine the tax position. Application of the FSP shall be upon the initial adoption date of FIN 48. The FSP did not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations” (“SFAS 141 (R)”), which replaces SFAS 141. SFAS 141 (R) requires assets and liabilities acquired in a business combination, contingent consideration and certain acquired contingencies to be measured at their fair values as of the date of acquisition. SFAS 141 (R) also requires that acquisition-related costs and restructuring costs be recognized separately from the business combinations. SFAS 141 (R) is effective for fiscal years beginning after December 15, 2008 and will be effective for business combinations entered into after January 1, 2009. We are currently evaluating the impact that adopting SFAS 141 (R) will have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financials Statements, an Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 clarifies the accounting for non controlling interests and establishes accounting and reporting standards for the noncontrolling interest in a subsidiary, including classification as a component of equity. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact that adopting SFAS 160 will have on our consolidated financial statements.

In December 2007, the SEC issued Staff Accounting Bulletin (“SAB”) No. 110 (“SAB 110”). SAB 110 expresses the views of the SEC regarding the use of a “simplified” method, as discussed in SAB 107, “Share-Based Payment”, in developing an estimate of the expected term of “plain vanilla” share options in accordance with SFAS No. 123(R). SAB 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate to continue use of the simplified method to estimate expected term of “plain vanilla” share option grants after December 31, 2007. We currently use the simplified method to estimate the expected term for share option grants as we do not have enough historical experience to provide a reasonable estimate. We will continue to use the simplified method until we have enough historical experience to provide a reasonable estimate of expected term in accordance with SAB 110. We do not expect SAB 110 will have a material impact on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Interest Rate Risk

We are exposed to market risk associated with fluctuations in interest rates, primarily limited to our new senior credit facility. There were no borrowings outstanding under the revolving credit facility at December 31, 2007 and $120.0 million of term loan A borrowings outstanding under the new senior credit facility. Borrowings under the new senior credit facility bear interest at a per annum rate, at our option, of either:

1)	the applicable margin ranging from 0% to 0.25% based on our senior leverage ratio (as defined in the new credit facility) plus the greater of (i) the prime rate or (ii) the federal funds rate for that day plus 0.5%; or

2)	Adjusted LIBOR plus the applicable margin percentage in effect ranging from 1.0% to 1.5% based on our senior leverage ratio

A 1% change in interest rates would have resulted in an increase or decrease in interest expense of approximately $2.0 million for the year ended December 31, 2007.

Commodity Price Risk

We purchase certain products which are affected by commodity prices and are, therefore, subject to price volatility caused by weather, market conditions and other factors which are not considered predictable or within our control. Although many of the products purchased are subject to changes in commodity prices, certain purchasing contracts or pricing arrangements have been negotiated in advance to minimize price volatility. Where possible, we use these types of purchasing techniques to control costs as an alternative to directly managing financial instruments to hedge commodity prices. In many cases, we believe we will be able to address commodity cost increases that are significant and appear to be long-term in nature by adjusting our menu pricing. However, long-term increases in commodity prices may result in lower restaurant-level operating margins.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data of Carrols Restaurant Group, Inc. and Carrols Corporation required by this Item are described in Item 15 of this Annual Report on Form 10-K and are presented beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. Our senior management is responsible for establishing and maintaining disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act), designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures. We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 30, 2007.

Management’s Report on Internal Control Over Financial Reporting

Our senior management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act), designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has evaluated the effectiveness of its internal control over financial reporting as of December 30, 2007 based on the criteria set forth in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, we have concluded that, as of December 30, 2007, our internal control over financial reporting is effective based on those criteria.

Changes in Internal Control over Financial Reporting. No changes occurred in our internal control over financial reporting during the fourth quarter of 2007 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on the effectiveness of our internal control over financial reporting and their report is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Carrols Restaurant Group, Inc.

Syracuse, NY

We have audited the internal control over financial reporting of Carrols Restaurant Group, Inc and subsidiary (the “Company”) as of December 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 30, 2007 of the Company and our report dated March 11, 2008 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ Deloitte and Touche LLP

Rochester, NY

March 11, 2008

This annual report does not include an attestation report of Carrols’ registered public accounting firm regarding internal control over financial reporting of Carrols. Carrols’ management report was not subject to attestation by Carrols’ registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit Carrols to provide only management’s report in this annual report.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference from our Definitive Proxy Statement to be filed in connection with the 2008 Annual Meeting of Stockholders.

We have adopted a written code of ethics applicable to our directors, officers and employees in accordance with the rules of The NASDAQ Stock Market and the SEC. We make our code of ethics available free of charge through our internet website, www.carrols.com. We will disclose on our website amendments to or waivers from our code of ethics in accordance with all applicable laws and regulations.

ITEM 11.	EXECUTIVE COMPENSATION

Incorporated by reference from our Definitive Proxy Statement to be filed in connection with the 2008 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plans

The following table summarizes the equity compensation plans under which our common stock may be issued as of December 31, 2007. Our stockholders approved all plans.

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	1,270,088	$14.27	2,009,174
Equity compensation plans not approved by security holders	—	—	—

Total	1,270,088	$14.27	2,009,174

Incorporated by reference from our Definitive Proxy Statement to be filed in connection with the 2008 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Incorporated by reference from our Definitive Proxy Statement to be filed in connection with the 2008 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference from our Definitive Proxy Statement to be filed in connection with the 2008 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements—Carrols Restaurant Group, Inc. and Subsidiary

(a) (2) Financial Statement Schedules

Schedule	Description	Page
I	Condensed Financial Information of Carrols Restaurant Group, Inc.	F-33 to F-36
II	Valuation and Qualifying Accounts	F-37

(b (1) Financial Statements—Carrols Corporation and Subsidiaries

(b (2) Financial Statement Schedule

Schedule	Description	Page
II	Valuation and Qualifying Accounts	F-79

Schedules other than those listed are omitted for the reason that they are not required, not applicable, or the required information is shown in the financial statements or notes thereto.

(a) (3) Exhibits

EXHIBIT INDEX

Exhibit Number	Description
3.1	Form of Restated Certificate of Incorporation of Carrols Restaurant Group, Inc. (incorporated by reference to Exhibit 3.1 to Carrols Restaurant Group Inc.’s Registration Statement on Form S-1, as amended (Registration No. 333-137524))

3.2	Form of Amended and Restated By-laws of Carrols Restaurant Group, Inc. (incorporated by reference to Exhibit 3.2 to Carrols Restaurant Group Inc.’s Registration Statement on Form S-1, as amended (Registration No. 333-137524)

3.3	Restated Certificate of Incorporation of Carrols Corporation (incorporated by reference to Exhibit 3.(3)(a) to Carrols Corporation’s 1987 Annual Report on Form 10-K)

3.4	Restated By-laws of Carrols Corporation (incorporated by reference to Exhibit 3.(3)(b) to Carrols Corporation’s 1986 Annual Report on Form 10-K)

4.1	Form of Registration Agreement by and among Carrols Restaurant Group, Inc., Atlantic Restaurants, Inc., Madison Dearborn Capital Partners, L.P., Madison Dearborn Capital Partners II, L.P., Alan Vituli, Daniel T. Accordino and Joseph A. Zirkman (incorporated by reference to Exhibit 10.24 to Carrols Corporation’s 1996 Annual Report on Form 10-K)

4.2	Registration Rights Agreement, relating to the 9% Senior Subordinated Notes, dated as of December 15, 2004 by and among Carrols Corporation, the Guarantors named therein, J.P. Morgan Securities Inc., Banc of America Securities LLC, Lehman Brothers Inc., Wachovia Capital Markets, LLC and SunTrust Capital Markets, Inc. (incorporated by reference to Exhibit 10.1 to Carrols Corporation’s Form 8-K filed on December 21, 2004)

4.3	Indenture governing the 9% Senior Subordinated Notes due 2013, dated as of December 15, 2004, between Carrols Corporation, the Guarantors named therein and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10.2 to Carrols Corporation’s Form 8-K filed on December 21, 2004)

4.4	Form of 9% Senior Subordinated Note due 2013 (incorporated by reference to Exhibit 4.5)

4.5	Form of Stock Certificate for Common Stock (incorporated by reference to Exhibit 4.7 to Carrols Restaurant Group Inc.’s Registration Statement on Form S-1, as amended (Registration No. 333-137524))

4.6	Form of First Supplement to Indenture by and between Carrols Corporation and The Bank of New York (incorporated by reference to Exhibit 4.8 to Carrols Restaurant Group Inc.’s Registration Statement on Form S-1, as amended (Registration No. 333-137524))

10.1	Form of Second Amended and Restated Employment Agreement dated March 27, 1997 by and between Carrols Corporation and Alan Vituli (incorporated by reference to Exhibit 10.25 to Carrols Corporation’s 1996 Annual Report on Form 10-K) (1)

10.2	Form of Second Amended and Restated Employment Agreement dated March 27, 1997 by and between Carrols Corporation and Daniel T. Accordino (incorporated by reference to Exhibit 10.26 to Carrols Corporation’s 1996 Annual Report on Form 10-K) (1)

10.3	Extension of Employment Agreement dated March 27, 2002 by and between Carrols Corporation and Alan Vituli (incorporated by reference to Exhibit 10.27 to Carrols Corporation’s June 30, 2002 Quarterly Report on Form 10-Q) (1)

Exhibit Number	Description
10.4	Extension of Employment Agreement dated March 27, 2002 by and between Carrols Corporation and Daniel T. Accordino (incorporated by reference to Exhibit 10.28 to Carrols Corporation’s June 30, 2002 Quarterly Report on Form 10-Q) (1)

10.5	Carrols Corporation Retirement Savings Plan dated April 1, 1999 (incorporated by reference to Exhibit 10.29 to Carrols Corporation’s 1999 Annual Report on Form 10-K) (1)

10.6	Carrols Restaurant Group, Inc. 2001 Taco Cabana Long-Term Incentive Plan (incorporated by reference to Exhibit 10.21 to Carrols Corporation’s December 31, 2003 Annual Report or 10-K) (1)

10.7	Carrols Corporation and Subsidiaries Deferred Compensation Plan dated January 1, 2002 (incorporated by reference to Exhibit 10.26 to Carrols Corporation’s March 31, 2002 Quarterly Report on Form 10-Q) (1)

10.8	Carrols Corporation Retirement Savings plan July 1, 2002 Restatement (incorporated by reference to Exhibit 10.29 to Carrols Corporation’s September 29, 2002 Quarterly Report on Form 10-Q) (1)

10.9	Addendum incorporating EGTRRA Compliance Amendment to Carrols Corporation Retirement Savings Plan dated September 12, 2002 (incorporated by reference to Exhibit 10.30 to Carrols Corporation’s September 29, 2002 Quarterly Report on Form 10-Q) (1)

10.10	First Amendment, dated as of January 1, 2004, to Carrols Corporation Retirement Savings Plan (incorporated by reference to Exhibit 10.35 to Carrols Corporation’s December 31, 2003 Annual Report on Form 10-K) (1)

10.11	Carrols Restaurant Group, Inc. First Amended and Restated 1998 Pollo Tropical Long-Term Incentive Plan (incorporated by reference to Exhibit 10.37 to Carrols Corporation’s December 31, 2003 Annual Report on Form 10-K) (1)

10.12	Amended and Restated Loan Agreement dated as of December 15, 2004 among Carrols Corporation, JPMorgan Chase Bank, Bank of America, N.A., Sun Trust Bank, Wachovia Bank, National Association, Manufacturers and Traders Trust Company, and other lenders now or hereafter parties hereto (incorporated by reference to Exhibit 10.3 to Carrols Corporation’s Form 8-K filed on December 21, 2004)

10.13	Extension of Employment Agreement dated November 11, 2004 by and between Carrols Corporation and Alan Vituli (incorporated by reference to exhibit 10.30 to Carrols Corporation’s 2004 Annual Report on Form 10-K) (1)

10.14	Extension of Employment Agreement dated as of May 3, 2005 by and between Carrols Corporation and Alan Vituli (incorporated by reference to exhibit 10.31 to Carrols Corporation’s 2004 Annual Report on Form 10-K) (1)

10.15	Extension of Employment Agreement dated November 11, 2004 by and between Carrols Corporation and Daniel T. Accordino (incorporated by reference to exhibit 10.32 to Carrols Corporation’s 2004 Annual Report on Form 10-K) (1)

10.16	Extension of Employment Agreement dated as of May 3, 2005 by and between Carrols Corporation and Daniel T. Accordino (incorporated by reference to exhibit 10.33 to Carrols Corporation’s 2004 Annual Report on Form 10-K) (1)

10.17	Amendment to Carrols Restaurant Group, Inc. 1998 Pollo Tropical Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Carrols Corporation’s Form 8-K filed on November 1, 2004) (1)

10.18	Amendment to Carrols Restaurant Group, Inc. 2001 Taco Cabana Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to Carrols Corporation’s Form 8-K filed on November 1, 2004) (1)

Exhibit Number	Description
10.19	Form of Stock Award Agreement of Carrols Restaurant Group, Inc. dated as of May 3, 2005 (incorporated by reference to exhibit 10.38 to Carrols Corporation’s 2004 Annual Report on Form 10-K) (1)

10.20	Form of Exchange Agreement dated as of May 3, 2005 by and between Carrols Restaurant Group, Inc. and Vituli Family Trust (incorporated by reference to exhibit 10.39 to Carrols Corporation’s 2004 Annual Report on Form 10-K) (1)

10.21	Form of Stock Award Agreement dated as of May 3, 2005 by and between Carrols Restaurant Group, Inc. and Daniel T. Accordino (incorporated by reference to exhibit 10.40 to Carrols Corporation’s 2004 Annual Report on Form 10-K) (1)

10.22	2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.27 to Carrols Restaurant Group Inc.’s Registration Statement on Form S-1, as amended (Registration No. 333-137524)) (1)

10.23	Form of Employment Agreement by and among Carrols Restaurant Group, Inc., Carrols Corporation and Alan Vituli(incorporated by reference to Exhibit 10.28 to Carrols Restaurant Group Inc.’s Registration Statement on Form S-1, as amended (Registration No. 333-137524)) (1)

10.24	Form of Employment Agreement by and among Carrols Restaurant Group, Inc., Carrols Corporation and Daniel T. Accordino (incorporated by reference to Exhibit 10.29 to Carrols Restaurant Group Inc.’s Registration Statement on Form S-1, as amended (Registration No. 333-137524)) (1)

10.25	Form of Change of Control/Severance Agreement (incorporated by reference to Exhibit 10.3 to Carrols Restaurant Group Inc.’s Registration Statement on Form S-1, as amended (Registration No. 333-137524)) (1)

10.26	Form of Agreement, by and among Carrols Restaurant Group, Inc., Madison Dearborn Capital Partners, L.P., Madison Dearborn Capital Partners, II, L.P., BIB Holdings (Bermuda) Ltd., Alan Vituli, Daniel T. Accordino and Joseph A. Zirkman (incorporated by reference to Exhibit 10.31 to Carrols Restaurant Group Inc.’s Registration Statement on Form S-1, as amended (Registration No. 333-137524))

10.27	Form of Amendment No. 1 to Registration Agreement, by and among Carrols Restaurant Group, Inc., Madison Dearborn Capital Partners, L.P., Madison Dearborn Capital Partners, II, L.P., BIB Holdings (Bermuda) Ltd., Alan Vituli, Daniel T. Accordino and Joseph A. Zirkman (incorporated by reference to Exhibit 10.32 to Carrols Restaurant Group Inc.’s Registration Statement on Form S-1, as amended (Registration No. 333-137524))

10.28	Form of Consent and Waiver among Carrols Corporation, JPMorgan Chase Bank, N.A. and other lenders now or hereafter parties to the Amended and Restated Loan Agreement, dated December 15, 2004 (incorporated by reference to Exhibit 10.33 to Carrols Restaurant Group Inc.’s Registration Statement on Form S-1, as amended (Registration No. 333-137524))

10.29	Loan Agreement dated as of March 9, 2007 among Carrols Corporation, Wachovia Bank, National Association, Bank of America, N.A., Raymond James Bank, FSB, Wells Fargo Bank National Association, Manufacturers, Traders Trust Company and each of the lenders who are or may from time to time become a party thereto (incorporated by reference to Exhibit 10.1 to Carrols Restaurant Group, Inc.’s Form 8-K filed on March 13, 2007)

10.30	Pledge Agreement dated as of March 9, 2007 among Carrols Restaurant Group, Inc., Carrols Corporation and the Subsidiary Pledgors (as defined therein) in favor of the Agent (incorporated by reference to Exhibit 10.2 to Carrols Restaurant Group, Inc.’s Form 8-K filed on March 13, 2007)

10.31	Parent Guaranty Agreement dated as of March 9, 2007 among Carrols Restaurant Group, Inc., in favor of the Agent (incorporated by reference to Exhibit 10.3 to Carrols Restaurant Group, Inc.’s Form 8-K filed on March 13, 2007)

Exhibit Number	Description
10.32	Subsidiary Guaranty Agreement dated as of March 9, 2007 among each of the Subsidiary Guarantors (as defined in the Subsidiary Guaranty Agreement) in favor of the Agent (incorporated by reference to Exhibit 10.4 to Carrols Restaurant Group, Inc.’s Form 8-K filed on March 13, 2007)

10.33	First Amendment to Loan Agreement dated as of July 2, 2007 (incorporated by reference to Exhibit 10.1 to Carrols Restaurant Group, Inc.’s and Carrols Corporation’s Form 10-Q filed on August 10, 2007.)

14.1	Carrols Restaurant Group, Inc. and Carrols Corporation Code of Ethics (incorporated by reference to Exhibit 14.1 to Carrols Restaurant Group’s and Carrols Corporation’s 2006 Annual Report on Form 10-K)

21.1	List of Subsidiaries*

23.1	Consent of Deloitte & Touche LLP*

31.1	Chief Executive Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Carrols Restaurant Group, Inc.*

31.2	Chief Financial Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Carrols Restaurant Group, Inc.*

31.3	Chief Executive Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Carrols Corporation*

31.4	Chief Financial Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Carrols Corporation*

32.1	Chief Executive Officer’s Certificate Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Carrols Restaurant Group, Inc.*

32.2	Chief Financial Officer’s Certificate Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Carrols Restaurant Group, Inc.*

32.3	Chief Executive Officer’s Certificate Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Carrols Corporation*

32.4	Chief Financial Officer’s Certificate Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Carrols Corporation*

(1)	Management contract or compensatory plan or arrangement identified pursuant to this report.
*	Filed herewith.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Carrols Restaurant Group, Inc.

Syracuse, NY

We have audited the accompanying consolidated balance sheets of Carrols Restaurant Group, Inc. and subsidiary (the “Company”) as of December 30, 2007 and December 31, 2006, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 30, 2007. Our audits also included the financial statement schedules listed in the index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 30, 2007 and December 31, 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 30, 2007 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 30, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2008 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte and Touche LLP

Rochester, NY

March 11, 2008

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

December 31, 2007 and 2006

(in thousands of dollars except share and per share amounts)

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$7,396	$3,939
Trade and other receivables (Note 9)	4,734	5,364
Inventories	5,339	4,677
Prepaid rent	2,803	4,130
Prepaid expenses and other current assets	6,172	5,367
Refundable income taxes	—	2,806
Deferred income taxes (Note 10)	4,802	4,539

Total current assets	31,246	30,822
Property and equipment, net (Note 2)	200,325	182,742
Franchise rights, net (Note 3)	80,052	83,268
Goodwill (Note 3)	124,934	124,934
Intangible assets, net (Note 3)	887	1,175
Franchise agreements, at cost less accumulated amortization of $5,646 and $5,431, respectively	5,548	5,793
Deferred income taxes (Note 10)	10,559	11,136
Other assets	12,007	12,989

Total assets	$465,558	$452,859

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt (Note 7)	$3,129	$2,477
Accounts payable	20,054	17,860
Accrued interest	8,148	7,861
Accrued payroll, related taxes and benefits	18,669	18,445
Accrued income taxes	933	—
Accrued real estate taxes	3,312	4,102
Other liabilities	10,113	10,623

Total current liabilities	64,358	61,368
Long-term debt, net of current portion (Note 7)	298,154	297,432
Lease financing obligations (Note 8)	52,689	58,571
Deferred income—sale-leaseback of real estate	31,348	31,391
Accrued postretirement benefits (Note 15)	3,022	6,370
Other liabilities (Note 5)	22,822	23,494

Total liabilities	472,393	478,626
Commitments and contingencies (Note 13)
Stockholders’ deficit (Note 11):
Preferred stock, par value $.01; authorized 20,000,000 shares, issued and outstanding—none	—	—
Voting common stock, par value $.01; authorized 100,000,000 shares, issued and outstanding— 21,571,565 and 21,550,827 shares, respectively	216	216
Additional paid-in capital	(1,591)	(3,108)
Accumulated deficit	(6,680)	(21,733)
Accumulated other comprehensive income (loss) (Note 15)	1,361	(1,001)
Treasury stock, at cost	(141)	(141)

Total stockholders’ deficit	(6,835)	(25,767)

Total liabilities and stockholders’ deficit	$465,558	$452,859

The accompanying notes are an integral part of these consolidated financial statements.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2007, 2006 and 2005

(in thousands of dollars except share and per share amounts)

	2007	2006	2005
Revenues:
Restaurant sales	$788,065	$750,069	$705,422
Franchise royalty revenues and fees	1,344	1,357	1,488

Total revenues	789,409	751,426	706,910

Costs and expenses:
Cost of sales	225,945	210,299	203,827
Restaurant wages and related expenses (including stock-based compensation expense of $228, $6 and $0, respectivley)	231,735	218,797	204,292
Restaurant rent expense	44,122	37,768	34,668
Other restaurant operating expenses	115,792	111,101	103,714
Advertising expense	30,941	27,692	25,523
General and administrative (including stock-based compensation expense of $1,310, $74 and $16,432, respectively)	52,633	49,756	58,940
Depreciation and amortization	31,777	33,534	33,096
Impairment losses (Note 4)	2,169	1,019	1,468
Other income (Notes 5 and 9)	(1,150)	(2,787)	—

Total operating expenses	733,964	687,179	665,528

Income from operations	55,445	64,247	41,382
Interest expense	31,439	44,262	42,972
Loss on extinguishment of debt (Note 7)	1,485	—	—

Income (loss) before income taxes	22,521	19,985	(1,590)
Provision for income taxes (Note 10)	7,468	6,561	2,760

Net income (loss)	$15,053	$13,424	$(4,350)

Basic and diluted net income (loss) per share (Note 16)	$0.70	$0.83	$(0.29)
Basic weighted average common shares outstanding (Note 16)	21,551,850	16,152,060	14,905,750
Diluted weighted average common shares outstanding (Note 16)	21,559,239	16,152,330	14,905,750

The accompanying notes are an integral part of these consolidated financial statements.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

Years Ended December 31, 2007, 2006 and 2005

(in thousands of dollars except share amounts)

	Voting Common Stock Shares	Voting Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Deficit
Balance at January 1, 2005	12,915,095	$129	$(84,870)	$(30,807)	$—	$—	$(115,548)
Net loss	—	—	—	(4,350)	—	—	(4,350)
Issuance of stock (Note 11)	3,002,927	30	16,331	—	—	—	16,361
Purchase of treasury shares	(846)	—	—	—	—	—	—

Balance at December 31, 2005	15,917,176	159	(68,539)	(35,157)	—	—	(103,537)
Purchase of treasury shares	(34,135)	—	—	—	—	(141)	(141)
Issuance of stock in connection with initial public offering, net of expenses (Note 11)	5,666,666	57	65,362	—	—	—	65,419
Issuance of stock (Note 11)	1,120		16				16
Stock-based compensation	—	—	53	—	—	—	53
Net income	—	—	—	13,424	—	—	13,424
Adjustment to adopt SFAS No. 158, net of tax of $654 (Note 15)	—	—	—	—	(1,001)	—	(1,001)

Balance at December 31, 2006	21,550,827	216	(3,108)	(21,733)	(1,001)	(141)	(25,767)
Adjustment to initial public offering expenses (Note 11)	—	—	(21)	—	—	—	(21)
Stock-based compensation	—	—	1,538				1,538
Vesting of restricted shares	20,738	—	—	—	—	—	—
Comprehensive income:
Net income	—	—	—	15,053	—	—	15,053
Change in postretirement benefit obligations, net of tax of $1,546 (Note 15)	—	—	—	—	2,362	—	2,362

Total comprehensive income							17,415

Balance at December 31, 2007	21,571,565	$216	$(1,591)	$(6,680)	$1,361	$(141)	$(6,835)

The accompanying notes are an integral part of these consolidated financial statements.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2007, 2006 and 2005

(in thousands of dollars)

	2007	2006	2005
Cash flows provided from operating activities:
Net income (loss)	$15,053	$13,424	$(4,350)
Adjustments to reconcile net income (loss) to net cash provided from operating activities:
Gain on disposal of property and equipment	(398)	(1,398)	(620)
Stock-based compensation	1,538	69	16,310
Depreciation and amortization	31,777	33,534	33,096
Amortization of deferred financing costs	1,239	1,449	1,529
Amortization of unearned purchase discounts	(2,155)	(2,155)	(2,156)
Amortization of deferred gains from sale-leaseback transactions	(1,954)	(1,303)	(481)
Impairment losses	2,169	1,019	1,468
Gain on settlements of lease financing obligations	(174)	(120)	—
Accretion of interest on lease financing obligations	532	412	344
Deferred income taxes	(1,232)	3,123	1,036
Loss on extinguishment of debt	1,485	—	—
Changes in other operating assets and liabilities:
Refundable income taxes	2,806	(2,213)	2,435
Accounts payable	2,447	(670)	1,140
Accrued payroll, related taxes and benefits	224	2,742	(9,186)
Accrued bonus to employees and director	—	—	(20,860)
Other liabilities—current	(1,300)	1,960	(931)
Accrued interest	287	246	6,659
Other liabilities—long-term	1,841	(574)	(603)
Other	770	(790)	(2,822)

Net cash provided from operating activities	54,955	48,755	22,008

Cash flows used for investing activities:
Capital expenditures:
New restaurant development	(34,897)	(28,132)	(20,613)
Restaurant remodeling	(10,074)	(6,372)	(4,018)
Other restaurant capital expenditures	(8,606)	(9,049)	(8,684)
Corporate and restaurant information systems	(2,241)	(1,586)	(1,319)
Acquisition of Taco Cabana restaurants	—	—	(4,215)

Total capital expenditures	(55,818)	(45,139)	(38,849)
Properties purchased for sale-leaseback	(2,461)	(3,413)	(1,091)
Proceeds from sale-leaseback transactions	10,599	36,313	5,237
Proceeds from sales of other properties	2,385	1,800	795

Net cash used for investing activities	(45,295)	(10,439)	(33,908)

Cash flows used for financing activities:
Repayment of term loans under prior credit facility	(118,400)	—	—
Borrowings on revolving credit facility	(49,600)	—	—
Repayments on revolving credit facility	49,600	—	—
Proceeds from new senior credit facility	120,000	—	—
Scheduled principal payments on term loans	—	(2,200)	(2,200)
Principal pre-payments on term loans	—	(91,200)	(6,000)
Principal payments on capital leases	(314)	(387)	(419)
Expenses from initial public offering	(21)	65,419	—
Financing costs associated with issuance of debt	(1,228)	—	(542)
Purchase of treasury shares	—	(141)	—
Settlement of lease financing obligations	(6,240)	(15,199)	(1,074)

Net cash used for financing activities	(6,203)	(43,708)	(10,235)

Net increase (decrease) in cash and cash equivalents	3,457	(5,392)	(22,135)
Cash and cash equivalents, beginning of year	3,939	9,331	31,466

Cash and cash equivalents, end of year	$7,396	$3,939	$9,331

Supplemental disclosures:
Interest paid on long-term debt	$24,467	$32,302	$23,763
Interest paid on lease financing obligations	$4,913	$9,974	$10,677
Increase (decrease) in accruals for capital expenditures	$(253)	$(870)	$301
Income taxes paid (refunded), net	$5,494	$5,630	$(824)
Capital lease obligations incurred	$88	$—	$1,090
Non-cash reduction of assets under lease financing obligations due to lease amendments	$—	$24,707	$—
Non-cash reduction of lease financing obligations due to lease amendments	$—	$37,544	$—

The accompanying notes are an integral part of these consolidated financial statements.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2007, 2006 and 2005

(in thousands of dollars, except share and per share amounts)

1. Description of Business and Summary of Significant Accounting Policies

Basis of Consolidation. The consolidated financial statements presented herein include the accounts of Carrols Restaurant Group, Inc. (“Carrols Restaurant Group” or the “Company”) and its wholly-owned subsidiary Carrols Corporation (“Carrols”). Carrols Restaurant Group is a holding company and conducts all of its operations through Carrols and its wholly-owned subsidiaries. Unless the context otherwise requires, Carrols Restaurant Group, Carrols and the direct and indirect subsidiaries of Carrols are collectively referred to as the “Company.” All intercompany transactions have been eliminated in consolidation.

The difference between the consolidated financial statements of Carrols Restaurant Group and Carrols is primarily due to additional rent expense of approximately $6 per year for Carrols Restaurant Group and the composition of stockholders’ deficit.

Business Description. At December 31, 2007, the Company operated, as franchisee, 322 quick-service restaurants under the trade name “Burger King” in 12 Northeastern, Midwestern and Southeastern states. At December 31, 2007, the Company also owned and operated 84 Pollo Tropical restaurants, of which 81 were located in Florida and 3 were located in New Jersey, and franchised a total of 27 Pollo Tropical restaurants, 23 in Puerto Rico, two in Ecuador and two on college campuses in Florida. At December 31, 2007, the Company owned and operated 147 Taco Cabana restaurants located primarily in Texas and franchised two Taco Cabana restaurants in New Mexico and one in Georgia.

Reclassification of previously issued financial statements. The Company has reclassified certain prior year amounts related to its Pollo Tropical restaurant expenses from cost of sales to other restaurant operating expenses in order to conform to the 2007 presentation and to present such expenses consistently for all of its restaurants. The amount of increase (decrease) in previously reported amounts was as follows:

	Year Ended December 31, 2006	Year Ended December 31, 2005
Cost of sales	$(937)	$(793)
Other restaurant operating expenses	937	793

Total	$—	$—

Use of Estimates. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates and assumptions include: accrued occupancy costs, insurance liabilities, legal obligations, income taxes, evaluation for impairment of goodwill, impairment of long-lived assets and impairment of Burger King franchise rights, lease accounting and stock-based compensation. Actual results could differ from those estimates.

Fiscal Year. The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. All references herein to fiscal years ended January 1, 2006, December 31, 2006 and December 30, 2007 will be referred to as fiscal years ended December 31, 2005, 2006 and 2007, respectively. The fiscal years ended December 31, 2007, 2006 and 2005 each contained 52 weeks.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007, 2006 and 2005

(in thousands of dollars, except share and per share amounts)

Cash and Cash Equivalents. The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. At December 31, 2007, the Company had $1.8 million invested in money market funds.

Inventories. Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories are primarily comprised of food and paper.

Property and Equipment. The Company capitalizes all direct costs incurred to construct and substantially improve its restaurants. These costs are depreciated and charged to expense based upon their property classification when placed in service. Property and equipment is recorded at cost. Repair and maintenance activities are expensed as incurred. Depreciation and amortization is provided using the straight-line method over the following estimated useful lives:

Owned buildings	5 to 30 years
Equipment	3 to 15 years
Computer hardware and software	3 to 7 years
Assets subject to capital leases	Shorter of useful life or lease term

Leasehold improvements are depreciated over the shorter of their estimated useful lives or the underlying lease term. In circumstances where an economic penalty, as defined under Statement of Financial Accounting Standards (“SFAS”) No. 13, “Accounting for Leases”, would be presumed by the non-exercise of one or more renewal options under the lease, the Company includes those renewal option periods when determining the lease term. For significant leasehold improvements made during the latter part of the lease term, the Company amortizes those improvements over the shorter of their useful life or an extended lease term. The extended lease term would consider the exercise of renewal options if the value of the improvements would imply that an economic penalty would be incurred without the renewal of the option. Building costs incurred for new restaurants on leased land are depreciated over the lease term, which is generally a 20-year period.

Burger King Franchise Rights. For its Burger King restaurant acquisitions, the Company has generally allocated to franchise rights, an intangible asset, the excess of purchase price and related costs over the value assigned to the net tangible and intangible assets acquired. Amounts allocated to franchise rights for each acquisition are amortized using the straight-line method over the average remaining term of the acquired franchise agreements plus one twenty year renewal period.

Burger King Franchise Agreements. Fees for initial franchises and renewals are amortized using the straight-line method over the term of the agreement, which is generally twenty years.

Goodwill. Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. Goodwill is not amortized but is tested at least annually for impairment. The Company performs its impairment evaluation annually as of December 31.

Long-Lived Assets. The Company assesses the recoverability of property and equipment, franchise rights and intangible assets by determining whether the carrying value of these assets, over their respective remaining lives, can be recovered through undiscounted future operating cash flows. Impairment is reviewed whenever events or changes in circumstances indicate the carrying amounts of these assets may not be fully recoverable.

Deferred Financing Costs. Financing costs, that are included in other assets and were incurred in obtaining long-term debt and lease financing obligations, are capitalized and amortized over the life of the related obligation as interest expense using the effective interest method.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007, 2006 and 2005

(in thousands of dollars, except share and per share amounts)

Leases. Leases are accounted for in accordance with SFAS 13 and other related authoritative guidance. Rent expense for leases that contain scheduled rent increases is recognized on a straight-line basis over the lease term, including any option period included in the determination of the lease term. Contingent rentals are generally based upon a percentage of sales or a percentage of sales in excess of stipulated amounts and are generally not considered minimum rent payments but are recognized as rent expense when incurred.

Lease Financing Obligations. Lease financing obligations pertain to real estate transactions accounted for under the financing method as required by SFAS No. 98, “Accounting for Leases” (“SFAS 98”). The assets (land and building) subject to these obligations remain on the Company’s consolidated balance sheet at their historical costs and such assets (excluding land) continue to be depreciated over their remaining useful lives. The proceeds received by the Company from these transactions are recorded as lease financing obligations and the lease payments are applied as payments of principal and interest. The selection of the interest rate on lease financing obligations is evaluated at inception of the lease based on the Company’s incremental borrowing rate adjusted to the rate required to prevent recognition of a non-cash loss or negative amortization of the obligation through the end of the primary lease term. In addition, if a purchase option exists for any properties subject to a lease financing obligation, the purchase option is evaluated for its probability of exercise on an ongoing basis. This evaluation considers many factors including, without limitation, the Company’s intentions, the fair value of the underlying properties, the Company’s ability to acquire the property, economic circumstances and other available alternatives to the Company for the continued use of the property. At December 31, 2007 and 2006, no purchase options were considered probable of exercise by the Company.

Revenue Recognition. Revenues from Company owned and operated restaurants are recognized when payment is tendered at the time of sale. Franchise royalty revenues associated with Pollo Tropical and Taco Cabana restaurants are based on a percent of gross sales and are recorded as income when earned.

Income Taxes. The Company provides for income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under the liability method specified by SFAS 109, deferred tax assets and liabilities are based on the difference between the financial statement and tax bases of assets and liabilities as measured by the tax rates that are anticipated to be in effect when those differences reverse. The deferred tax provision generally represents the net change in deferred tax assets and liabilities during the period. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is established when it is necessary to reduce deferred tax assets to amounts for which realization is more likely than not. The Company and its subsidiary file a consolidated federal income tax return.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which became effective during the year ended December 31, 2007. FIN 48 addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, a company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.

Advertising Costs. All advertising costs are expensed as incurred.

Cost of Sales. The Company includes the cost of food, beverage and paper, net of any discounts, in cost of sales.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007, 2006 and 2005

(in thousands of dollars, except share and per share amounts)

Insurance. The Company is insured for workers’ compensation, general liability and medical insurance claims under policies where it pays all claims, subject to annual stop-loss limitations both for individual claims and claims in the aggregate. Losses are accrued based upon the Company’s estimates of the aggregate liability for claims based on Company experience and certain actuarial methods used to measure such estimates. The Company does not discount any of its self-insurance obligations.

Fair Value of Financial Instruments. The following methods were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate the fair value:

•	Current Assets and Liabilities. The carrying value of cash and cash equivalents and accrued liabilities approximates fair value because of the short maturity of those instruments.

•

Senior Subordinated Notes. The fair values of outstanding senior subordinated notes are based on quoted market prices. The fair values at December 31, 2007 and 2006 were approximately $163.8 million and $184.1 million, respectively.

•

Revolving and Term Loan Facilities. Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate fair value. The recorded amounts, as of December 31, 2007 and 2006, approximated fair value.

Income (Loss) per Share. Basic income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted income (loss) is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding plus the dilutive effect of outstanding stock options using the treasury stock method.

Stock-Based Compensation. Effective January 2, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS 123R”) using the modified prospective transition method and, as a result, did not retroactively adjust results from prior periods. The Company applies the Black-Scholes valuation model in determining the fair value of stock options granted to employees, which is then amortized on a straight-line basis to compensation expense over the requisite service period. For restricted stock awards, the fair market value of the award, determined based upon the closing value of the Company’s stock price on the grant date, is recorded to compensation expense on a straight-line basis over the vesting period.

The Company adopted an incentive stock plan in 2006 under which incentive stock options, non-qualified stock options and restricted shares may be granted to employees and non-employee directors. In 2006 and 2007, the Company granted incentive stock options, non-qualified stock options and restricted shares under these plans. The stock options granted generally vest at 20% per year and expire seven years from the date of grant. Restricted shares granted to employees generally vest 33% per year for three years and restricted shares granted to non-employee directors generally vest at 20% per year. The fair value of shares granted is determined based on the Company’s closing stock price on the date of grant. Stock-based compensation related to these grants totaled $1.5 million and $0.1 million in 2007 and 2006, respectively.

Prior to the adoption of SFAS 123R in 2006, the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, (“APB 25”) and, as permitted by SFAS 123, “Accounting for Stock-Based Compensation (“SFAS 123”), the Company provided pro forma net income disclosures for employee stock option grants as if the fair-value-based method defined in SFAS 123 had been applied. Certain provisions of the Company’s option plans then in effect caused the Company to account for stock options using a variable accounting treatment, which resulted in stock-based compensation of $0.1 million in 2005.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007, 2006 and 2005

(in thousands of dollars, except share and per share amounts)

Effective May 3, 2005, the Company issued an aggregate of 2,941,521 shares of common stock in exchange for the cancellation and termination of an identical number of outstanding options to purchase shares of the Company’s common stock. During the second quarter of 2005 the Company issued an additional 61,406 shares of common stock in separate awards. As a consequence of the exchange, all outstanding stock options were cancelled and terminated. The Company recorded a pre-tax compensation charge, including applicable payroll taxes, of $16.4 million in the second quarter of 2005 due to these stock awards. See Note 11 for a complete discussion of the stock awards.

Pro forma disclosures for 2007 and 2006 are not presented because the amounts are recognized in the consolidated financial statements. The following table presents the Company’s pro forma net loss and basic and diluted loss per share for 2005, had compensation cost been determined based upon the fair value of the stock options at the grant date consistent with the fair-value based method of SFAS No. 123:

Year Ended December 31, 2005
Net loss, as reported	$(4,350)
Add: Stock-based compensation expense included in reported netloss, net of related tax effects (1)	13,188
Deduct: Stock-based compensation expense determined under the fair-value based method for all awards, net of related tax effects	(12,011)

Pro forma net loss	$(3,173)

Basic and diluted loss per share:
As reported (Note 16)	$(0.29)
Pro forma	$(0.21)

(1)	The amount of stock-based compensation expense included in reported net loss included certain stock options requiring variable accounting and for the year ended December 31, 2005, included $13.1 million of expense related to stock awards granted in the second quarter of 2005, net of tax (see Note 11). This expense, net of tax, has also been included in the determination of compensation expense determined under the fair-value based method for the year ended December 31, 2005.

The Company did not grant any options in 2005. The weighted average fair-value of options granted in 2007 and 2006 was $6.78 and $4.02, respectively, which was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2007	2006
Risk-free interest rate	4.83%	4.58%
Annual dividend yield	0%	0%
Expected term	5 years	5 years
Expected volatility	30%	30%

The assumptions include the risk-free rate of interest, expected dividend yield, expected volatility, and the expected term of the award. The risk-free rate of interest was based on the zero coupon U.S. Treasury rates appropriate for the expected term of the award. There are no expected dividends as the Company does not currently plan to pay dividends on its common stock. Expected stock price volatility was based on the expected volatility of a peer group that had actively traded stock during the period immediately preceding the share-based award grant. This period was equal in length to the award’s expected term which was estimated using the simplified method, as prescribed by SAB No. 110, for options granted in both 2007 and 2006. Compensation expense is recognized only for those options expected to vest, with forfeitures estimated based on the Company’s

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007, 2006 and 2005

(in thousands of dollars, except share and per share amounts)

historical experience and future expectations. Prior to the adoption of SFAS 123R, the effect of forfeitures on the pro forma expense amounts was recognized as the forfeitures occurred. Also see Note 11 to the consolidated financial statements.

Gift cards. The Company sells gift cards to its customers in its restaurants and through selected third parties. The gift cards sold to its Pollo Tropical and Taco Cabana customers have no stated expiration dates and are subject in certain states to actual and/or potential escheatment rights. Proceeds from the sale of gift cards at the Company’s Burger King restaurants are remitted to Burger King Corporation. The Company recognizes revenue from gift cards upon redemption by the customer. Revenues from gift card breakage or from inactive gift cards are not material to the Company’s consolidated financial statements.

Recent Accounting Pronouncements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This statement defines fair value, establishes a framework for using fair value to measure assets and liabilities and expands disclosures about fair value measurements. The statement applies whenever other pronouncements require or permit assets or liabilities to be measured at fair value. In February 2007, the FASB issued FSP FAS 157-2, delaying the effective date of SFAS 157 for certain non-financial assets and certain non-financial liabilities to fiscal years beginning after November 15, 2008. The Company is evaluating the impact that the adoption of SFAS 157 will have on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for the Company’s fiscal year beginning January 1, 2008. The Company has decided not to adopt this optional standard for its current financial assets and liabilities.

In May 2007, the FASB issued FASB Staff Position No. FIN 48-1,”Definition of Settlement in FASB Interpretation No. 48” (the “FSP”). The FSP provides guidance about how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. Under the FSP, a tax position could be effectively settled if a taxing authority has completed all of its required or expected examination procedures, if the entity does not intend to appeal or litigate the result and it is remote that the taxing authority would examine or re-examine the tax position. Application of the FSP shall be upon the initial adoption date of FIN 48. The FSP did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations” (“SFAS 141 (R)”), which replaces SFAS 141. SFAS 141 (R) requires assets and liabilities acquired in a business combination, contingent consideration and certain acquired contingencies to be measured at their fair values as of the date of acquisition. SFAS 141 (R) also requires that acquisition-related costs and restructuring costs be recognized separately from the business combinations. SFAS 141 (R) is effective for fiscal years beginning after December 15, 2008 and will be effective for business combinations entered into after January 1, 2009. The Company is currently evaluating the impact that adopting SFAS 141 (R) will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financials Statements, an Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 clarifies the accounting for non controlling interests and establishes accounting and reporting standards for the noncontrolling interest in a

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007, 2006 and 2005

(in thousands of dollars, except share and per share amounts)

subsidiary, including classification as a component of equity. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact that adopting SFAS 160 will have on its consolidated financial statements.

In December 2007, the SEC issued Staff Accounting Bulletin (“SAB”) No. 110 (“SAB 110”). SAB 110 expresses the views of the SEC regarding the use of a “simplified” method, as discussed in SAB 107, “Share-Based Payment”, in developing an estimate of the expected term of “plain vanilla” share options in accordance with SFAS No. 123(R). SAB 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate to continue use of the simplified method to estimate expected term of “plain vanilla” share option grants after December 31, 2007. The Company currently uses and will continue to use the simplified method to estimate the expected term for share option grants until it has enough historical experience to provide a reasonable estimate of expected term in accordance with SAB 110. The Company does not expect SAB 110 will have a material impact on its consolidated financial statements.

2. Property and Equipment

Property and equipment at December 31 consisted of the following:

	December 31,
	2007	2006
Land	$40,926	$37,971
Owned buildings	45,694	43,855
Leasehold improvements	161,327	143,969
Equipment	198,953	186,143
Assets subject to capital leases	7,559	7,716

	454,459	419,654
Less accumulated depreciation and amortization	(254,134)	(236,912)

	$200,325	$182,742

Assets subject to capital leases pertain to buildings leased for certain restaurant locations and had accumulated amortization at December 31, 2007 and 2006 of $6,518 and $6,613, respectively. At December 31, 2007 and 2006, land of $22,259 and $23,972, respectively, and owned buildings of $24,198 and $28,547, respectively, were subject to lease financing obligations accounted for under the lease financing method (See Note 8). Accumulated depreciation pertaining to owned buildings subject to lease financing obligations at December 31, 2007 and 2006 was $9,497 and $11,420, respectively.

Depreciation expense for all property and equipment for the years ended December 31, 2007, 2006 and 2005 was $27,672, $29,234 and $29,110, respectively.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007, 2006 and 2005

(in thousands of dollars, except share and per share amounts)

3. Goodwill, Franchise Rights and Intangible Assets

Goodwill. In accordance with SFAS No. 142, the Company reviews goodwill for impairment annually, or more frequently, when events and circumstances indicate that the carrying amounts may be impaired. The Company performs its annual impairment assessment as of December 31 and has determined its reporting units to be at the operating segment level: its Burger King restaurants, operating as a franchisee; Pollo Tropical and Taco Cabana at the brand level. No impairment losses have been recognized as a result of these tests since January 1, 2002. There have been no changes in goodwill for the years ended December 31, 2007 and 2006. Goodwill is summarized below:

	Pollo Tropical	Taco Cabana	Burger King	Total
Balance, December 31, 2007	$56,307	$67,177	$1,450	$124,934

Burger King Franchise Rights. Amounts allocated to franchise rights for each Burger King acquisition are amortized using the straight-line method over the average remaining term of the acquired franchise agreements plus one twenty year renewal period. Following is a summary of the Company’s Burger King franchise rights as of the respective balance sheet dates:

	December 31, 2007		December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Franchise rights	$139,131	$59,079	$139,131	$55,863

Amortization expense related to Burger King franchise rights for the years ended December 31, 2007, 2006 and 2005 was $3,216, $3,214 and $3,215, respectively. Estimated annual amortization is $3,216 for each of the years ending 2008 through 2012.

Intangible Assets. In July 2005, the Company acquired four Taco Cabana restaurants from a franchisee for a cash purchase price of approximately $4.2 million. Under EITF Issue No. 04 -1 “Accounting for Preexisting Relationships between the Parties to a Business Combination”, certain reacquired rights, including the right to the acquirer’s trade name, are required to be recognized as intangible assets apart from goodwill. The Company has allocated $1.6 million of the purchase price to this intangible asset and determined its weighted average life to be approximately seven years, based on the remaining terms of the acquired franchise agreements. The Company recorded amortization expense relating to the intangible asset of approximately $288, $290 and $145 for the years ended December 31, 2007, 2006 and 2005 and expects the annual expense for each of the next five years ending 2008 through 2012 to be $211, $133, $125, $117 and $99, respectively.

	December 31, 2007		December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets	$1,610	$723	$1,610	$435

4. Impairment of Long-Lived Assets

The Company reviews its long-lived assets, principally property and equipment, for impairment at the restaurant level. If an indicator of impairment exists for any of the assets, an estimate of undiscounted future cash flows for each restaurant is compared to that long-lived asset’s carrying value. If the carrying value is greater

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007, 2006 and 2005

(in thousands of dollars, except share and per share amounts)

than the undiscounted cash flow, the Company then determines the fair value of the asset. If an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value.

The Company assesses the potential impairment of Burger King franchise rights whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If an indicator of impairment exists, an estimate of the aggregate undiscounted cash flows from the acquired restaurants is compared to the respective carrying value of franchise rights for each Burger King acquisition. If an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value. No impairment charges were recorded related to the Company’s Burger King franchise rights for the years ended December 31, 2007 and 2006. The Company recorded impairment charges related to its Burger King franchise rights of $316 for the year ended December 31, 2005.

Impairment losses recorded on long-lived assets, including Burger King franchise rights, were as follows:

	Year Ended December 31,
	2007	2006	2005
Burger King	$345	$276	$1,373
Pollo Tropical	1,657	—	—
Taco Cabana	167	743	95

	$2,169	$1,019	$1,468

5. Other Liabilities, Long-Term

Other liabilities, long-term, at December 31, consisted of the following:

	December 31,
	2007	2006
Unearned purchase discounts	$2,231	$4,526
Accrued occupancy costs	9,667	8,683
Accrued workers’ compensation costs	4,418	4,595
Other	6,506	5,690

	$22,822	$23,494

Unearned purchase discounts are amortized as a reduction of cost of sales either over the life of the supplier contract or the estimated purchase commitment period. In 2000, Burger King Corporation arranged for the Coca-Cola Company and Dr. Pepper/Seven-Up, Inc. to provide funding to franchisees in connection with certain initiatives to upgrade restaurants. The Company received approximately $19.8 million in 2000 and $1.6 million in 2001 under this arrangement with these suppliers. The total amount of these purchase discounts amortized for each of the years ended December 31, 2007, 2006 and 2005 was $2.2 million.

Accrued occupancy costs include obligations pertaining to closed restaurant locations, contingent rent, accruals to expense operating lease rental payments on a straight-line basis over the lease term, and acquired leases with above market rentals.

In 2001, management made the decision to close seven Taco Cabana restaurants in the Phoenix, Arizona market and discontinue restaurant development underway in that market. At December 31, 2007 and 2006, the

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007, 2006 and 2005

(in thousands of dollars, except share and per share amounts)

Company had $0.5 million and $0.7 million in lease liability reserves, respectively, included in accrued occupancy costs. The following table presents the activity in the exit cost reserve which is included in accrued occupancy costs:

	Year ended December 31,
	2007	2006	2005
Balance, beginning of period	$656	$1,083	$756
Changes in estimates of accrued costs, net	8	(295)	467
Payments	(146)	(132)	(140)

Balance, end of period	$518	$656	$1,083

In 2005, the exit cost reserve was increased by $0.5 million due to a change in circumstances affecting the Company’s estimates of future sub-lease revenue for one restaurant property. In 2006, the Company reduced its exit cost reserve by $0.3 million due to an increase in the Company’s estimates for future sub-lease income at certain locations. In addition, the Company reduced collection reserves previously established for a $1.1 million note receivable that was paid in full in the fourth quarter of 2006 related to the sale of leasehold improvements at two of the closed locations that were written off as part of the exit charge in 2001. Other income in 2006 includes $1.4 million as a result of these transactions.

6. Leases

The Company utilizes land and buildings in operation under various lease agreements. The Company does not consider any one of these individual leases material to the Company’s operations. Initial lease terms are generally for twenty years and, in many cases, provide for renewal options and in some cases rent escalations. Certain leases require contingent rent, determined as a percentage of sales as defined by the terms of the applicable lease agreement. For most locations, the Company is obligated for occupancy costs including payment of property taxes, insurance and utilities.

In the years ended December 31, 2007, 2006 and 2005, the Company sold six, twenty-four and four restaurant properties in sale-leaseback transactions for net proceeds of $10,599, $36,313 and $5,237, respectively. Deferred gains of $1,935, $22,034 and $2,556 for the years ended December 31, 2007, 2006 and 2005, respectively, have been recorded as a result of these sale-leaseback transactions and are being amortized over the term of the related leases. These leases have been classified as operating leases and generally contain a twenty-year initial term plus renewal options. The amortization of deferred gains related to these sale-leaseback transactions was $1,954, $1,303 and $481 for the years ended December 31, 2007, 2006 and 2005, respectively.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007, 2006 and 2005

(in thousands of dollars, except share and per share amounts)

Minimum rent commitments under capital and non-cancelable operating leases at December 31, 2007 were as follows:

Years Ending December 31,	Capital	Operating
2008	$247	$41,948
2009	212	40,307
2010	173	38,551
2011	136	36,536
2012	106	36,373
Thereafter	1,500	286,326

Total minimum lease payments	2,374	$480,041

Less amount representing interest	(1,091)

Total obligations under capital leases	1,283
Less current portion	(129)

Long-term obligations under capital leases	$1,154

Total rent expense on operating leases, including percentage rent on both operating and capital leases, was as follows:

	Year ended December 31,
	2007	2006	2005
Minimum rent on real property	$41,036	$34,978	$32,416
Additional rent based on percentage of sales	3,086	2,790	2,252

Restaurant rent expense	44,122	37,768	34,668
Administrative rent	909	875	822
Equipment rent	729	731	739

	$45,760	$39,374	$36,229

7. Long-Term Debt

Long-term debt at December 31 consisted of the following:

	December 31,
	2007	2006
Collateralized:
Senior Credit Facility-Term loan A facility	$120,000	$—
Senior Credit Facility-Term loan B facility	—	118,400
Unsecured:
9% Senior Subordinated Notes	180,000	180,000
Capital leases (Note 6)	1,283	1,509

	301,283	299,909
Less: current portion	(3,129)	(2,477)

	$298,154	$297,432

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007, 2006 and 2005

(in thousands of dollars, except share and per share amounts)

Senior Credit Facility. On March 9, 2007, Carrols terminated and replaced its prior senior credit facility with a new senior credit facility with a syndicate of lenders. Carrols’ senior credit facility totals $185 million, consisting of $120 million principal amount of term loan A borrowings maturing on March 8, 2013 (or earlier on September 30, 2012 if Carrols’ 9% Senior Subordinated Notes due 2013 are not refinanced by June 30, 2012) and a $65.0 million revolving credit facility (including a sub-limit of up to $25.0 million for letters of credit and up to $5.0 million for swingline loans) maturing on March 8, 2012. The term loan A borrowings and an additional $4.3 million of revolver borrowings from this facility were used to repay all outstanding borrowings and other obligations under Carrols’ prior senior credit facility and to pay certain fees and expenses incurred in connection with the new senior credit facility. The Company also recorded a $1.5 million loss on extinguishment of debt in the year ended December 31, 2007 for the write-off of deferred financing costs related to the prior senior credit facility.

The term loan and revolving credit borrowings under the senior credit facility bear interest at a per annum rate, at Carrols’ option, of either:

1)	the applicable margin ranging from 0% to 0.25% based on Carrols’ senior leverage ratio (as defined in the senior credit facility) plus the greater of (i) the prime rate or (ii) the federal funds rate for that day plus 0.5%; or

2)	Adjusted LIBOR plus the applicable margin percentage in effect ranging from 1.0% to 1.5% based on Carrols’ senior leverage ratio. At December 31, 2007, the LIBOR margin was 1.25%.

Term loan A borrowings shall be due and payable in quarterly installments, beginning on June 30, 2008 as follows:

1)	four calendar quarterly installments of $1.5 million beginning on June 30, 2008;

2)	eight calendar quarterly installments of $3.0 million beginning on June 30, 2009;

3)	four calendar quarterly installments of $4.5 million beginning on June 30, 2011; and

4)	four calendar quarterly installments of $18.0 million beginning on June 30, 2012.

Under the senior credit facility, Carrols is also required to make mandatory prepayments of principal on term loan A facility borrowings (a) annually in an amount up to 50% of Excess Cash Flow depending upon Carrols’ Total Leverage Ratio (as such terms are defined in the senior credit facility), (b) in the event of certain dispositions of assets (all subject to certain exceptions) and insurance proceeds, in an amount equal to 100% of the net proceeds received by Carrols therefrom, and (c) in an amount equal to 100% of the net proceeds from any subsequent issuance of debt.

In general, Carrols’ obligations under the senior credit facility are guaranteed by the Company and all of Carrols’ material subsidiaries and are collateralized by a pledge of Carrols’ common stock and the stock of each of Carrols’ material subsidiaries. The new senior credit facility contains certain covenants, including, without limitation, those limiting the Carrols’ ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of its business, engage in transactions with related parties, make certain investments or pay dividends. In addition, Carrols is required to meet certain financial ratios, including fixed charge coverage, senior leverage, and total leverage ratios (all as defined under the senior credit facility). The Company was in compliance with the covenants under its senior credit facility as of December 31, 2007.

After reserving $14.2 million for letters of credit guaranteed by the facility, $50.8 million was available for borrowings under the revolving credit facility at December 31, 2007.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007, 2006 and 2005

(in thousands of dollars, except share and per share amounts)

Senior Subordinated Notes. On December 15, 2004, Carrols issued $180.0 million of 9% Senior Subordinated Notes due 2013 that bear interest at a rate of 9% payable semi-annually on January 15 and July 15 and mature on January 15, 2013. The notes are redeemable at the option of Carrols in whole or in part on or after January 15, 2009 at a price of 104.5% of the principal amount if redeemed before January 15, 2010, 102.25% of the principal amount if redeemed after January 15, 2010 but before January 15, 2011 and at 100% of the principal amount after January 15, 2011.

Restrictive covenants under the 9% senior subordinated notes include limitations with respect to Carrols’ ability to incur additional debt, incur liens, sell or acquire assets or businesses, pay dividends and make certain investments. Carrols was in compliance as of and for the year ended December 31, 2007 with the restrictive covenants in the indenture governing the senior subordinated notes.

At December 31, 2007, principal payments required on all long-term debt are as follows:

2008	$3,129
2009	12,110
2010	12,083
2011	16,553
2012	40,526
Thereafter	216,882

$301,283

The weighted average interest rate on all debt, excluding lease financing obligations, for the years ended December 31, 2007, 2006 and 2005 was 8.1%, 8.3% and 7.3%, respectively. Interest expense on the Company’s long-term debt was $25,905, $33,852 and $31,728 for the years ended December 31, 2007, 2006 and 2005, respectively.

8. Lease Financing Obligations

The Company entered into sale-leaseback transactions in various years involving certain restaurant properties that did not qualify for sale-leaseback accounting and as a result have been classified as financing transactions under SFAS No. 98, “Accounting For Leases”. Under the financing method, the assets remain on the consolidated balance sheet and proceeds received by the Company from these transactions are recorded as a financing liability. Payments under these leases are applied as payments of imputed interest and deemed principal on the underlying financing obligations.

These leases generally provide for an initial term of 20 years plus renewal options. The rent payable under such leases includes a minimum rent provision and in some cases, includes rent based on a percentage of sales. These leases also require payment of property taxes, insurance and utilities.

Purchase options related to certain properties sold in real estate transactions accounted for under the financing method were held by an entity wholly-owned by the nephew of the Chairman and Chief Executive Officer of the Company and such entity was deemed a related party for accounting purposes. In the fourth quarter of 2006, these purchase options were assigned to the Company for nominal consideration.

During 2007, the Company exercised its right of first refusal under the leases for seven restaurant properties previously accounted for as lease financing obligations and purchased these properties from the lessor. As a

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007, 2006 and 2005

(in thousands of dollars, except share and per share amounts)

result, in 2007 the Company reduced its lease financing obligations by $6.2 million. The Company also recorded a gain of $0.2 million as a reduction of interest expense representing the net amount by which the lease financing obligations exceeded the purchase price of the restaurant properties acquired.

During 2006, the Company exercised its right of first refusal under the leases for 14 restaurant properties following the exercise of purchase options previously held by the related party and the Company purchased these 14 restaurant properties from the respective lessors. Concurrently with these purchases, the properties were sold in qualified sale-leaseback transactions. The Company recorded deferred gains representing the amounts by which the sales prices exceeded the net book value of the underlying assets. Deferred gains are being amortized as an adjustment to rent expense over the term of the leases, which are generally 20 years.

The Company also amended lease agreements for 21 restaurant properties and amended a master lease agreement covering 13 restaurant properties in 2006, all of which were previously accounted for as lease financing obligations, to eliminate or otherwise cure the provisions that precluded the original sale-leaseback accounting under SFAS No. 98. As a result of such amendments, the Company recorded these sale-leaseback transactions as sales, removed all of the respective assets under lease financing obligations and related liabilities from its consolidated balance sheet and recognized gains from the sales, which were generally deferred and are being amortized as an adjustment to rent expense over the remaining term of the underlying leases.

As a result of the above transactions, in 2006 the Company reduced its lease financing obligations by $52.8 million, reduced its assets under lease financing obligations by $36.2 million and recorded deferred gains of $18.3 million. The Company also recorded interest expense of $2.0 million which represents the net amount by which the purchase price for the restaurant properties exceeded the lease financing obligations. Of these amounts, $37.5 million of lease financing obligations and $24.7 million of assets under lease financing obligations have been reflected as non-cash transactions in the 2006 consolidated statement of cash flows.

At December 31, 2007, payments required on lease financing obligations were as follows:

2008	$5,041
2009	5,058
2010	5,085
2011	5,472
2012	5,503
Thereafter, through 2023	92,334

Total minimum lease payments	118,493
Less: Interest implicit in obligations	(65,804)

Total lease financing obligations	$52,689

The interest rates on lease financing obligations ranged from 8.5% to 11.0% at December 31, 2007. Interest expense on lease financing obligations totaled $5,533, $10,411 and $11,244 for the years ended December 31, 2007, 2006 and 2005, respectively.

9. Other Income

During 2007, the Company recorded gains of $1.2 million related to the sale of one of its Taco Cabana restaurant properties and two of its non-operating Burger King restaurant properties.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007, 2006 and 2005

(in thousands of dollars, except share and per share amounts)

In the fourth quarter of 2006, the Company entered into a lease termination agreement for one of its Pollo Tropical restaurants resulting in a gain of $1.4 million. The lease termination amount payable to the Company of $1.8 million was included in trade and other receivables on the consolidated balance sheet at December 31, 2006 and was subsequently received in January 2007.

10. Income Taxes

The income tax provision was comprised of the following for the years ended December 31:

	Year ended December 31,
	2007	2006	2005
Current:
Federal	$7,436	$2,952	$1,426
Foreign	295	305	295
State	969	181	3

	8,700	3,438	1,724

Deferred (prepaid):
Federal	(1,779)	3,136	661
State	804	84	(744)

	(975)	3,220	(83)

Valuation allowance	(257)	(97)	1,119

	$7,468	$6,561	$2,760

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007, 2006 and 2005

(in thousands of dollars, except share and per share amounts)

The components of deferred income tax assets and liabilities at December 31, 2007 and 2006 were as follows:

	December 31,
	2007	2006
Current deferred tax assets:
Inventory and other reserves	$22	$117
Accrued vacation benefits	2,368	2,193
Other accruals	2,412	2,229

Current deferred tax assets	4,802	4,539

Long term deferred tax assets (liabilities):
Deferred income on sale-leaseback of certain real estate	11,489	11,657
Lease financing obligations	5,696	6,387
Postretirement benefit expenses	2,086	1,864
Accumulated other comprehensive income—postretirement benefits	(891)	654
Property and equipment depreciation	6,299	3,357
State net operating loss carryforwards	1,579	2,189
Amortization of other intangibles, net	1,191	1,625
Amortization of franchise rights	(23,691)	(23,232)
Occupancy costs	3,781	3,443
Tax credit carryforwards	431	896
Unearned purchase discounts	1,742	2,617
Other	1,612	701

Long-term net deferred tax assets	11,324	12,158
Less: Valuation allowance	(765)	(1,022)

Total long-term deferred tax assets	10,559	11,136

Carrying value of net deferred tax assets	$15,361	$15,675

The Company’s state net operating loss carryforwards expire in varying amounts beginning in 2008 through 2026.

The Company establishes a valuation allowance to reduce the carrying amount of deferred tax assets when it is more likely than not that it will not realize some portion or all of the tax benefit of its deferred tax assets. The Company evaluates whether its deferred tax assets are probable of realization on a quarterly basis. In performing this analysis, the Company considers all available evidence including historical operating results, the estimated timing of future reversals of existing taxable temporary differences and estimated future taxable income exclusive of reversing temporary differences and carryforwards. At December 31, 2007, the Company had a valuation allowance of $765 against net deferred tax assets due primarily to state net operating loss carryforwards where realization of the related deferred tax asset amounts was not likely. The estimation of future taxable income for federal and state purposes and the Company’s resulting ability to realize deferred tax assets pertaining to state net operating loss carryforwards and tax credit carryforwards can significantly change based on future events and operating results. Thus, recorded valuation allowances may be subject to future changes that could be material.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007, 2006 and 2005

(in thousands of dollars, except share and per share amounts)

A reconciliation of the statutory federal income tax provision (benefit) to the effective tax provision for the years ended December 31, 2007, 2006 and 2005 was as follows:

	2007	2006	2005
Statutory federal income tax provision (benefit)	$7,885	$6,994	$(538)
State income taxes, net of federal benefit	1,152	172	(500)
Stock-based compensation expense	236	9	3,302
Change in valuation allowance	(257)	(97)	1,119
Non-deductible expenses	69	56	56
Foreign taxes	295	305	295
Employment tax credits	(722)	(423)	(552)
Foreign tax credits	(295)	(305)	(295)
Reversal of income tax reserve	(527)	—	—
Miscellaneous	(368)	(150)	(127)

	$7,468	$6,561	$2,760

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no material adjustment in its consolidated financial statements. As of the adoption date of January 1, 2007, the Company had $0.6 million of unrecognized tax benefits, including $0.1 million of accrued interest. A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows:

Balance at January 1, 2007	$527
Tax positions related to prior years	—
Tax positions related to current year	—
Lapse of applicable statute of limitations	(527)

Balance at December 31, 2007	$—

The Company’s policy is to recognize interest and/or penalties related to uncertain tax positions in income tax expense. During the third quarter of 2007 the statute of limitations affecting the taxing jurisdictions pertaining to $0.5 million of unrecognized tax benefits and $0.1 million of accrued interest expired. The Company recorded this tax benefit as a discrete tax item in the third quarter of 2007. At December 31, 2007 the Company had no remaining unrecognized tax benefits. The tax years 2004 -2006 remain open to examination by the major taxing jurisdictions to which the Company is subject. Although it is not reasonably possible to estimate the amount by which these unrecognized tax benefits may increase within the next twelve months due to uncertainties regarding the timing of examinations, the Company does not expect unrecognized tax benefits to significantly change in the next twelve months.

On July 12, 2007, the Michigan Business Tax (the “MBT Act”) was signed into law, which provides a comprehensive restructuring of Michigan’s principal business taxes effective January 1, 2008. The MBT Act replaced the Michigan Single Business Tax that was scheduled to expire at the end of 2007. The effect of the MBT Act did not materially impact the Company’s consolidated financial statements.

On May 18, 2006, the state of Texas enacted House Bill 3, which replaced the state’s franchise tax with a “margin tax.” The margin tax, which is based on revenues less certain allowed deductions, had been accounted

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007, 2006 and 2005

(in thousands of dollars, except share and per share amounts)

for as an income tax, following the provisions of SFAS No. 109, “Accounting for Income Taxes”. The Company has reviewed the provisions of this legislation and has concluded that the impact on its deferred taxes was immaterial.

On June 30, 2005, tax legislation in the state of Ohio was enacted that significantly restructured the state’s tax system for most corporate taxpayers. Included in the legislation was a multi-year phase-out of the state franchise tax and tangible personal property tax. These taxes were replaced with a Commercial Activity Tax that is being phased-in over a five-year period. In 2005, the Company recorded a tax expense of $0.5 million related to the impact of this legislation due to the reduction of deferred tax assets associated with the future utilization of Ohio net operating loss carryforwards.

11. Stockholders’ Deficit

Stock Split. On November 21, 2006, the Company authorized an 11.288-for-one stock split of the Company’s common stock effective on December 8, 2006. All 2005 share and per share information included in the accompanying consolidated financial statements have been adjusted to retroactively reflect the stock split.

Initial Public Offering (“IPO”). In December 2006, the Company and certain selling stockholders, respectively, completed an IPO of 5,666,666 and 5,333,334 shares of common stock (the latter of which included 1,000,000 shares sold upon the underwriters’ exercise of its over-allotment option) at $13.00 per share. The Company received net proceeds of approximately $65.4 million from the sale of shares of its common stock in the offering after deducting underwriting discounts and commissions and offering expenses. The Company contributed the net proceeds from the IPO to Carrols, which used all of such funds to repay principal amounts of term loan borrowings under Carrols prior senior credit facility.

Stock Awards. Effective May 3, 2005, the Company issued an aggregate of 2,941,521 shares of common stock in exchange for the cancellation and termination of an identical number of outstanding options to purchase shares of common stock. As a consequence of the exchange, all outstanding stock options were cancelled and terminated, and the option plans (described below) were subsequently terminated. In 2005, the Company issued an additional 61,406 shares of common stock in separate awards.

All shares were issued pursuant to stock award agreements, which provided that such shares were fully vested and non-forfeitable upon issuance, but could not be sold or otherwise disposed of for a period of two years from the date of issuance. The fair market value of a share of the Company’s common stock on the date of those awards was estimated to be $5.45. The Company recorded a pre-tax compensation charge of $16.4 million in 2005 relative to the stock awards.

2006 Stock Incentive Plan. In 2006, the Company adopted a stock plan entitled the 2006 Stock Incentive Plan (the “2006 Plan”) and reserved and authorized a total of 3,300,000 shares of common stock for grant thereunder. Prior to and in connection with the IPO, the Company granted options to purchase 1,241,750 shares of its common stock, consisting of 395,000 shares of non-qualified stock options and 846,750 shares of incentive stock options (“ISO”), and issued 75,800 shares of restricted stock, 55,700 to certain of its employees and 20,100 to outside directors. In 2007, there were an aggregate of 8,200 restricted shares granted to certain employees and an aggregate of 10,500 incentive stock options granted to three non-employee directors under the 2006 Plan. As of December 31, 2007, 2,009,174 shares were available for future issuance.

The non-qualified stock options and ISO’s granted under the 2006 Plan are exercisable for up to one-fifth of the total number of option shares on or after the first anniversary of the grant date, and as of the first day of each

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007, 2006 and 2005

(in thousands of dollars, except share and per share amounts)

month thereafter are exercisable for an additional one-sixtieth of the total number of option shares until fully exercisable. The options expire seven years from the date of the grant. The restricted stock awards issued to certain employees vest one-third on each anniversary of the award. The restricted stock awards issued to outside directors vest over five years at the rate of one-fifth on each anniversary of the award, provided that, the participant has continuously remained a director of the Company. Forfeiture rates are based on a stratification of employees by expected exercise behavior and range from 0 to 15%.

Stock-based compensation expense for the years ended December 31, 2007 and 2006 totaled $1.5 million and $0.1 million, respectively. A portion of the Company’s granted options qualify as ISO’s for income tax purposes, and as such, a tax benefit is not recorded at the time the compensation cost related to the options is recorded for financial reporting purposes because an ISO does not ordinarily result in a tax benefit unless there is a disqualifying disposition. Stock option grants of non-qualified options result in the creation of a deferred tax asset until the time that the option is exercised.

The total non-vested stock-based compensation expense relating to the options and restricted shares is approximately $4.0 million and approximately $1.5 million will be recorded as compensation expense in 2008 related to these grants. The remaining weighted average vesting period for the stock options is 3.38 years and for the restricted shares was approximately 2.62 years at December 31, 2007. Shares issued upon exercise of options have been registered with the SEC.

A summary of all option activity under the Company’s 2006 Plan was as follows:

	2006 Plan
	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)(1)
Options outstanding at January 1, 2006	—	$—	—	$—
Granted	1,241,750	14.30

Options outstanding at December 31, 2006	1,241,750	14.30	7.0	733
Granted	10,500	15.81
Forfeited	(37,560)	14.30

Options outstanding at December 31, 2007	1,214,690	$14.31	6.0	$—

Expected to vest at December 31, 2007	948,672	$14.32	6.0	$—

Options exercisable at December 31, 2007	240,838	$14.30	6.0	$—

(1)	The aggregate intrinsic value was calculated using the difference between the market price of the Company’s common stock at December 31 and the grant price for only those awards that have a grant price less than the market price of the Company’s common stock at December 31.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007, 2006 and 2005

(in thousands of dollars, except share and per share amounts)

The restricted stock activity related to the Company’s 2006 plan was as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2006	—	$—
Granted	75,800	13.00

Nonvested at December 31, 2006	75,800	13.00
Granted	8,200	14.58
Vested	(20,738)	13.00
Forfeited	(7,864)	13.12

Nonvested at December 31, 2007	55,398	13.22

12. Business Segment Information

The Company is engaged in the quick-service and quick-casual restaurant industry, with three restaurant concepts: Burger King operating as a franchisee, Pollo Tropical and Taco Cabana, both Company owned concepts. The Company’s Burger King restaurants are all located in the United States, primarily in the Northeast, Southeast and Midwest. Pollo Tropical is a quick-casual restaurant chain featuring grilled marinated chicken and authentic “made from scratch” side dishes and its core markets are primarily located in south and central Florida. Taco Cabana is a quick-casual restaurant chain featuring Mexican style food, including flame-grilled beef and chicken fajitas, quesadillas and other Tex-Mex dishes, and its core markets are primarily located in Texas.

The accounting policies of each segment are the same as those described in the summary of significant accounting policies. The following table includes Segment EBITDA which is the measure of segment profit or loss as reported to the chief operating decision maker for purposes of allocating resources to the segments and assessing their performance. Segment EBITDA is defined as earnings before interest, income taxes, depreciation and amortization, impairment losses, stock-based compensation expense, other income and loss on extinguishment of debt.

The “Other” column includes corporate related items not allocated to reportable segments, including stock-based compensation expense. Other identifiable assets consist primarily of cash, certain other assets, corporate property and equipment, goodwill and deferred income taxes.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007, 2006 and 2005

(in thousands of dollars, except share and per share amounts)

	Pollo Tropical	Taco Cabana	Burger King	Other	Consolidated
Year ended December 31, 2007
Revenues	$168,555	$239,107	$381,747	$—	$789,409
Cost of sales	53,640	71,378	100,927	—	225,945
Restaurant wages and related expenses	41,734	68,974	120,799	228	231,735
General and administrative expense (1)	9,914	11,082	30,327	1,310	52,633
Depreciation and amortization	6,794	8,514	15,056	1,413	31,777
Segment EBITDA	28,524	30,407	30,848	—
Identifiable assets	59,609	79,370	148,467	178,112	465,558
Capital expenditures, including acquisitions	24,969	17,343	11,265	2,241	55,818

Year ended December 31, 2006
Revenues	$154,207	$228,304	$368,915	$—	$751,426
Cost of sales	48,493	66,061	95,745	—	210,299
Restaurant wages and related expenses	38,625	64,976	115,190	6	218,797
General and administrative expense (1)	8,951	11,649	29,082	74	49,756
Depreciation and amortization	5,050	8,742	18,028	1,714	33,534
Segment EBITDA	28,422	33,494	34,177
Identifiable assets	46,617	71,601	155,272	179,369	452,859
Capital expenditures, including acquisitions	18,175	17,051	8,327	1,586	45,139

Year ended December 31, 2005
Revenues	$136,983	$209,831	$360,096	$—	$706,910
Cost of sales	44,392	60,368	99,067	—	203,827
Restaurant wages and related expenses	31,956	58,932	113,404	—	204,292
General and administrative expense (1)	7,502	10,154	24,852	16,432	58,940
Depreciation and amortization	4,881	7,951	18,988	1,276	33,096
Segment EBITDA	28,684	31,927	31,767
Identifiable assets	59,761	70,883	182,902	183,399	496,945
Capital expenditures, including acquisitions	14,124	16,792	6,614	1,319	38,849

(1)	For the Pollo Tropical and Taco Cabana segments, such amounts include general and administrative expenses related directly to each segment. For the Burger King segment such amounts include general and administrative expenses related directly to the Burger King segment as well as expenses associated with administrative support to all three of the Company’s segments including executive management, information systems and certain accounting, legal and other administrative functions.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007, 2006 and 2005

(in thousands of dollars, except share and per share amounts)

A reconciliation of segment EBITDA to consolidated net income (loss) follows:

	Year ended December 31,
	2007	2006	2005
Segment EBITDA:
Pollo Tropical	$28,524	$28,422	$28,684
Taco Cabana	30,407	33,494	31,927
Burger King	30,848	34,177	31,767

Subtotal	89,779	96,093	92,378
Less:
Depreciation and amortization	31,777	33,534	33,096
Impairment losses	2,169	1,019	1,468
Interest expense	31,439	44,262	42,972
Provision for income taxes	7,468	6,561	2,760
Stock-based compensation expense	1,538	80	16,432
Loss on extinguishment of debt	1,485	—	—
Other income	(1,150)	(2,787)	—

Net income (loss)	$15,053	$13,424	$(4,350)

13. Commitments and Contingencies

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

On April 20, 2005, the Court issued a decision and order granting Carrols’ Motion for Summary Judgment that Carrols filed in January 2004. Subject to possible appeal by the EEOC, the case is dismissed; however the Court noted that it was not ruling on the claims, if any, that individual employees might have against Carrols. The Company does not believe that any individual claim, if any, would have a material adverse impact on its consolidated financial statements.

On February 27, 2006, Carrols filed a motion for summary judgment to dismiss all but between four and 17 of the individual claims. On July 10, 2006, in its response to that motion, the EEOC asserted that, notwithstanding the Court’s dismissal of the case as a class action, the EEOC may still maintain some kind of collective action on behalf of these claimants. Oral argument before the Court was held on October 4, 2006 and the Company is awaiting the Court’s decision on Carrols’ summary judgment motion. Although the Company believes that the EEOC’s continued class litigation argument is without merit, it is not possible to predict the outcome of the pending motion.

On November 30, 2002, four former hourly employees commenced a lawsuit against Carrols in the United States District Court for the Western District of New York (the “Court”) entitled Dawn Seever, et al. v. Carrols Corporation. The lawsuit alleged, in substance, that Carrols violated certain minimum wage laws under the Federal Fair Labor Standards Act and related state laws by requiring employees to work without recording their

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007, 2006 and 2005

(in thousands of dollars, except share and per share amounts)

time and by retaliating against those who complained. The plaintiffs sought damages, costs and injunctive relief. They also sought to notify and certify, a class consisting of current and former employees who, since 1998, have worked, or are working, for Carrols.

On December 17, 2007, the Court issued a decision and order denying Plaintiffs’ motion for notice and class certification and granting the Company’s motion to dismiss all of the claims of the plaintiffs, other than certain nominal claims relating to orientation and managers’ meetings. The Court instructed the parties to confer, in good faith, and settle those nominal claims. Subject to settlement of the amounts for orientation and managers’ meetings and possible appeal by the Plaintiffs, the case is concluded. The Company does not believe that these settlement amounts will be material to its consolidated financial statements.

The Company is a party to various other litigation matters incidental to the conduct of business. The Company does not believe that the outcome of any of these other matters will have a material adverse effect on its consolidated financial statements.

14. Retirement Plans

Carrols offers its salaried employees the option to participate in the Carrols Corporation Retirement Savings Plan (the “Retirement Plan”). The Retirement Plan includes a savings option pursuant to section 401(k) of the Internal Revenue Code in addition to a post-tax savings option. The Company may elect to contribute to the Retirement Plan on an annual basis. The Company’s contributions are equal to 50% of the employee’s contribution to a maximum Company contribution of $520 annually for any plan year that the Company participates in an employee match. Under the Retirement Plan, the Company’s contributions begin to vest after one year and fully vest after five years of service. A year of service is defined as a plan year during which an employee completes at least 1,000 hours of service. Participating employees may contribute up to 50% of their salary annually to either of the savings options, subject to other limitations. The employees have various investment options available under a trust established by the Retirement Plan. Contributions to the Retirement Plan were $403, $404 and $403 for the years ended December 31, 2007, 2006 and 2005, respectively.

The Company also has a Deferred Compensation Plan which permits employees not eligible to participate in the Retirement Plan because they have been excluded as “highly compensated” employees (as so defined in the Retirement Plan) to voluntarily defer portions of their base salary and annual bonus. All amounts deferred by the participants earn interest at 8% per annum. There is no Company matching on any portion of the funds. At December 31, 2007 and 2006, a total of $3,231 and $2,034, respectively, was deferred under this plan, including accrued interest. Liabilities related to the Deferred Compensation Plan are included in other long-term liabilities in the consolidated balance sheet.

15. Postretirement Benefits

The Company sponsors a postretirement medical and life insurance plan covering substantially all Burger King administrative and restaurant management personnel who retire or terminate after qualifying for such benefits. On November 1, 2007 the Company amended its postretirement medical and life insurance benefits to eliminate life insurance benefits for active employees who retire after December 31, 2007 and to increase retiree contributions for both current and future retirees effective January 1, 2008. As a result of this amendment, a curtailment gain of $105 was recorded in the fourth quarter of 2007 as a reduction to general and administrative expenses and $3.9 million was recorded as a reduction to the liability as a component of accumulated other comprehensive income.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007, 2006 and 2005

(in thousands of dollars, except share and per share amounts)

On December 31, 2006, the Company adopted SFAS 158, which requires recognition of the funded status of the postretirement plan in its consolidated balance sheets with a corresponding adjustment to accumulated other comprehensive income, net of tax. The following table summarizes the incremental effect that the adoption of SFAS 158 had on the Company’s 2006 consolidated balance sheet:

	Before SFAS No. 158	Adjustments	After SFAS No. 158
Postretirement benefit obligation	$4,715	$1,655	$6,370
Deferred income taxes	16,329	(654)	15,675
Total liabilities	477,625	1,001	478,626
Accumulated other comprehensive loss	—	(1,001)	(1,001)
Total stockholders’ deficit	(24,766)	(1,001)	(25,767)

The following was the plan status and accumulated postretirement benefit obligation (APBO) at December 31, 2007 and 2006:

	2007	2006
Change in benefit obligation:
Benefit obligation at beginning of year	$6,370	$6,075
Service cost	429	485
Interest cost	369	335
Plan participants’ contributions	5	9
Amendments/curtailments	(4,447)	—
Actuarial loss (gain)	488	(288)
Benefits paid	(208)	(246)
Medicare part D prescription drug subsidy	16	—

Benefit obligation at end of year	$3,022	$6,370

Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Employer contributions	187	237
Plan participants’ contributions	5	9
Benefits paid	(208)	(246)
Medicare part D prescription drug subsidy	16	—

Fair value of plan assets at end of year	—	—

Funded status	$3,022	$6,370

Weighted average assumptions:
Discount rate used to determine benefit obligations	6.48%	5.90%

Discount rate used to determine net periodic benefit cost	5.90%	5.55%

The discount rate is determined based on high-quality fixed income investments that match the duration of expected retiree medical and life insurance benefits. The Company has typically used the corporate AA/Aa bond rate for this assumption.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007, 2006 and 2005

(in thousands of dollars, except share and per share amounts)

Components of net periodic postretirement benefit cost recognized in the consolidated income statement were:

	Year ended December 31,
	2007	2006	2005
Net periodic postretirement benefit cost
Service cost	$429	$485	$395
Interest cost	369	335	280
Amortization of net gains and losses	99	92	61
Amortization of prior service credit	(46)	(29)	(30)
Curtailment income	(105)	—	—

Net periodic postretirement benefit cost	$746	$883	$706

The amounts recognized on the consolidated balance sheets of $3,022 and $6,370 at December 31, 2007 and 2006, respectively, were included as a non-current liability. Amounts recognized in accumulated other comprehensive income (loss) that have not yet been recognized as components of net periodic benefit cost, consisted of:

	2007	2006
Prior service cost	$(4,309)	$(44)
Net gain	2,057	1,699
Income tax provision (benefit)	891	(654)

Accumulated other comprehensive (income) loss	$(1,361)	$1,001

The estimated net gain and prior service credit for the postretirement benefit plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $110 and ($303), respectively.

The following table reflects the changes in accumulated other comprehensive income for the year ended December 31, 2007:

2007
Net loss	$488
Prior service credit	(4,448)
Amortization of net loss	(99)
Amortization of transition assets	—
Amortization of prior service credit	46
Curtailment income	105
Deferred income taxes	1,546

Total recognized in accumulated other comprehensive income	$(2,362)

Assumed health care cost trend rates at December 31 were as follows:

	2007	2006	2005
Medical benefits cost trend rate assumed for the following year	9.00%	8.00%	8.00%
Prescription drug benefit cost trend rate assumed for the following year	11.00%	10.00%	11.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2016	2012	2012

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007, 2006 and 2005

(in thousands of dollars, except share and per share amounts)

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in the health care cost trend rates would have the following effects:

	1% Increase	1% Decrease
Effect on total of service and interest cost components	$148	$(125)
Effect on postretirement benefit obligation	440	(378)

During 2008, the Company expects to contribute approximately $118 to its postretirement benefit plan. The benefits, net of Medicare Part D subsidy receipts, expected to be paid in each year from 2008 through 2012 are $118, $132, $132, $139 and $145 respectively, and for the years 2013-2017 the aggregate amount is $1,058.

16. Income (loss) per share

Basic income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding plus the dilutive effect of outstanding stock options using the treasury stock method. The computation of diluted income (loss) per share excludes options to purchase 612,222, 620,875 and 388 shares of common stock in 2007, 2006 and 2005 because the exercise price of these options was greater than the average market price of the common shares in the periods and therefore, they were antidilutive. In addition, options to purchase 612,222 and 620,875 shares of common stock are excluded from the computation of diluted income (loss) per share in 2007 and 2006 as they were antidilutive under the treasury stock method.

In connection with the IPO, the Company authorized an 11.288-for-one stock split (see Note 11). Accordingly, basic and diluted shares for all periods presented have been calculated based on the average shares outstanding, as adjusted for the stock split.

The following table is a reconciliation of the income (loss) and share amounts used in the calculation of basic income (loss) per share and diluted income (loss) per share:

	Year ended December 31,
	2007	2006	2005
Basic income (loss) per share:
Net income (loss)	$15,053	$13,424	$(4,350)
Weighted average common shares outstanding	21,551,850	16,152,060	14,905,750
Basic net income (loss) per share	$0.70	$0.83	$(0.29)
Diluted income (loss) per share:
Net income (loss) for diluted income (loss) per share	$15,053	$13,424	$(4,350)
Shares used in computing basic income (loss) per share	21,551,850	16,152,060	14,905,750
Dilutive effect of stock options—treasury stock method	7,389	270	—

Shares used in computing diluted income (loss) per share	21,559,239	16,152,330	14,905,750

Diluted income (loss) per share	$0.70	$0.83	$(0.29)

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007, 2006 and 2005

(in thousands of dollars, except share and per share amounts)

17. Subsequent Events

On January 15, 2008, the Company granted options to purchase 517,820 shares of its common stock, consisting of 160,000 shares of non-qualified stock options and 357,820 shares of incentive stock options, and issued 7,100 shares of restricted stock. The non-qualified stock options and ISO’s granted are exercisable for up to one-fifth of the total number of option shares on or after the first anniversary of the grant date and as of the first day of each month thereafter are exercisable for an additional one-sixtieth of the total number of option shares until fully exercisable. The options expire seven years from the date of the grant and were issued with an exercise price equal to the fair market value of the stock price, or $8.08 per share of common stock, on the date of grant. The restricted stock awards vest 100% on the third anniversary of the award date.

18. Selected Quarterly Financial and Earnings Data (Unaudited)

	2007
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
Revenue	$188,203		$200,449		$203,509		$197,248
Gross profit (1)	25,409		29,074		28,536		27,546
Income from operations	12,310	(2)	15,361		14,348	(2)	13,426	(2)
Net income	1,577		5,098		4,863		3,515
Basic and diluted net income per common share	0.07		0.24		0.23		0.16

	2006
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
Revenue	$182,543		$190,581		$189,597		$188,705
Gross profit (1)	26,514		29,773		29,127		28,535
Income from operations	13,673		17,589		17,924	(4)	15,061	(5)
Net income	1,525		3,089		5,128		3,682
Basic and diluted net income per common share	0.10	(3)	0.19	(3)	0.32	(3)	0.22

(1)	Gross profit is defined as total revenues less cost of sales, restaurant wages and related expenses, restaurant rent expense, other restaurant operating expenses and advertising expenses.
(2)	The Company recorded $0.3 million of other income related to the sale of one of its Taco Cabana restaurant properties in the first quarter of 2007, $0.3 million of other income related to the sale of one of its non-operating Burger King restaurant properties in the third quarter of 2007 and $0.5 million of other income related to the sale of one of its non-operating Burger King restaurant properties in the fourth quarter of 2007 (See Note 9).
(3)	Earnings (loss) per share calculations by quarter do not reflect the additional shares issued in the Company’s initial public offering.
(4)	In the third quarter of 2006, the Company recorded $1.4 million of other income related to a reduction of exit cost reserves (See Note 5).
(5)	In the fourth quarter of 2006, the Company recorded $1.4 million of other income related to a lease termination gain (See Note 9)

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF

CARROLS RESTAURANT GROUP, INC.

(PARENT COMPANY ONLY)

CONDENSED BALANCE SHEETS

(in thousands of dollars except share and per share amounts)

	December 31,
	2007	2006
ASSETS
Investment in and advances from unconsolidated subsidiary	$(6,797)	$(25,735)

Total assets	$(6,797)	$(25,735)

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Due to unconsolidated subsidiary	$38	$32

Total current liabilities	38	32

Total liabilities	38	32

Stockholders’ deficit:
Preferred stock, par value $.01; authorized 20,000,000 shares, issued and outstanding—none	—	—
Voting common stock, par value $.01; authorized 100,000,000 shares, issued and outstanding— 21,571,565 and 21,550,827 shares, respectively	216	216
Additional paid-in capital	(1,591)	(3,108)
Accumulated deficit	(6,680)	(21,733)
Accumulated other comprehensive income (loss)	1,361	(1,001)
Treasury stock, at cost	(141)	(141)

Total stockholders’ deficit	(6,835)	(25,767)

Total liabilities and stockholders’ deficit	$(6,797)	$(25,735)

The accompanying notes are an integral part of these condensed financial statements.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF

CARROLS RESTAURANT GROUP, INC.

(PARENT COMPANY ONLY)

CONDENSED STATEMENTS OF OPERATIONS

(in thousands of dollars)

	Year Ended December 31,
	2007	2006	2005
Income (loss):
Investment income (loss) from unconsolidated subsidiary	$15,059	$13,430	$(4,343)
Expenses:
General and administrative	6	6	7

Net income (loss)	$15,053	$13,424	$(4,350)

The accompanying notes are an integral part of these condensed financial statements.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF

CARROLS RESTAURANT GROUP, INC.

(PARENT COMPANY ONLY)

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands of dollars)

	Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income (loss)	$15,053	$13,424	$(4,350)
Adjustments to reconcile net income (loss) to net cash provided from operating activities:
Decrease (increase) in investment in unconsolidated subsidiary	(15,059)	(13,430)	4,343
Increase in due to unconsolidated subsidiary	6	6	7

Net cash provided from operating activities	—	—	—

Net increase (decrease) in cash and cash equivalents	—	—	—
Cash and cash equivalents, beginning of year	—	—	—

Cash and cash equivalents, end of year	$—	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF

CARROLS RESTAURANT GROUP, INC.

(PARENT COMPANY ONLY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

Carrols Restaurant Group, Inc’s (the “Company”) investment in subsidiary is stated at cost plus equity in the undistributed earnings of its subsidiary. The Company’s share of net income (loss) of its unconsolidated subsidiary is included in consolidated income using the equity method. This condensed financial information of the parent company only should be read in conjunction with the Consolidated Financial Statements of the Company included elsewhere in this annual report.

Note 2 – Stock Awards

On May 3, 2005, the Company issued an aggregate of 2,941,521 shares of common stock in exchange for the cancellation and termination of an identical number of outstanding options to purchase shares of common stock. See Note 11 to the Company’s Consolidated Financial Statements included elsewhere in this annual report.

Note 3 – Initial Public Offering and Stock Split

Initial Public Offering. In December 2006, the Company and certain selling stockholders, respectively, completed an IPO of 5,666,666 and 5,333,334 shares of common stock (the latter of which included 1,000,000 shares sold upon the underwriters’ exercise of its over-allotment option) at $13.00 per share. The Company received net proceeds of approximately $65.4 million from the sale of shares of its common stock in the offering after deducting underwriting discounts and commissions and offering expenses. The Company contributed the net proceeds from the IPO to Carrols, which used all of such funds to repay principal amounts of term loan borrowings under Carrols’ prior senior credit facility.

Stock Split. On November 21, 2006, the Company authorized an 11.288-for-one stock split of the Company’s common stock effective on December 8, 2006.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2007, 2006 and 2005

(in thousands of dollars)

	Column B	Column C		Column D		Col. E
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to other accounts	Deductions		Balance at End of Period
Year ended December 31, 2007:
Deferred income tax valuation allowance	$1,022	$(257)	$—	$—		$765
Year ended December 31, 2006:
Reserve for note receivable	$1,094	$—	$—	$(1,094	)(a)	$—
Deferred income tax valuation allowance	1,119	(97)	—	—		1,022
Year ended December 31, 2005:
Reserve for doubtful trade accounts receivable	$81	$—	$—	$(81	)(b)	$—
Reserve for note receivable	1,159	—	—	(65	)(a)	1,094
Deferred income tax valuation allowance	—	1,119 (c)	—	—		1,119

(a)	Represents payments received on this fully reserved note (See Note 5 to the consolidated financial statements).
(b)	Represents write-offs of accounts.
(c)	Represents the establishment of a valuation allowance on certain deferred tax assets.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of

Carrols Corporation and subsidiaries

Syracuse, NY

We have audited the accompanying consolidated balance sheets of Carrols Corporation and subsidiaries (the “Company”) (a wholly owned subsidiary of Carrols Restaurant Group, Inc.) as of December 30, 2007 and December 31, 2006, and the related consolidated statements of operations, changes in stockholder’s equity (deficit), and cash flows for each of the three years in the period ended December 30, 2007. Our audits also included the financial statement schedule listed in the index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 30, 2007 and December 31, 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 30, 2007 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Rochester, NY

March 11, 2008

CARROLS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2007 and 2006

(in thousands of dollars except share and per share amounts)

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$7,396	$3,939
Trade and other receivables (Note 9)	4,734	5,364
Inventories	5,339	4,677
Prepaid rent	2,803	4,130
Prepaid expenses and other current assets	6,172	5,367
Refundable income taxes	—	2,806
Deferred income taxes (Note 10)	4,802	4,539

Total current assets	31,246	30,822
Property and equipment, net (Note 2)	200,325	182,742
Franchise rights, net (Note 3)	80,052	83,268
Goodwill (Note 3)	124,934	124,934
Intangible assets, net (Note 3)	887	1,175
Franchise agreements, at cost less accumulated amortization of $5,646 and $5,431, respectively	5,548	5,793
Deferred income taxes (Note 10)	10,559	11,136
Other assets	12,007	12,989

Total assets	$465,558	$452,859

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current liabilities:
Current portion of long-term debt (Note 7)	$3,129	$2,477
Accounts payable	20,054	17,860
Accrued interest	8,148	7,861
Accrued payroll, related taxes and benefits	18,669	18,445
Accrued income taxes	933	—
Accrued real estate taxes	3,312	4,102
Other liabilities	10,113	10,623

Total current liabilities	64,358	61,368
Long-term debt, net of current portion (Note 7)	298,154	297,432
Lease financing obligations (Note 8)	52,689	58,571
Deferred income—sale-leaseback of real estate	31,348	31,391
Accrued postretirement benefits (Note 15)	3,022	6,370
Other liabilities (Note 5)	22,784	23,462

Total liabilities	472,355	478,594
Commitments and contingencies (Notes 6 and 14)
Stockholder’s deficit (Note 11):
Common stock, par value $1; authorized 1,000 shares, issued and outstanding—10 shares	—	—
Additional paid-in capital	(9,084)	(10,601)
Accumulated deficit	926	(14,133)
Accumulated other comprehensive income (loss) (Note 15)	1,361	(1,001)

Total stockholder’s deficit	(6,797)	(25,735)

Total liabilities and stockholder’s deficit	$465,558	$452,859

The accompanying notes are an integral part of these consolidated financial statements.

CARROLS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2007, 2006 and 2005

(in thousands of dollars)

	2007	2006	2005
Revenues:
Restaurant sales	$788,065	$750,069	$705,422
Franchise royalty revenues and fees	1,344	1,357	1,488

Total revenues	789,409	751,426	706,910

Costs and expenses:
Cost of sales	225,945	210,299	203,827
Restaurant wages and related expenses (including stock-based compensation expense of $228, $6 and $0, respectively	231,735	218,797	204,292
Restaurant rent expense	44,122	37,768	34,668
Other restaurant operating expenses	115,792	111,101	103,714
Advertising expense	30,941	27,692	25,523
General and administrative (including stock-based compensation expense of $1,310, $74 and $16,432, respectively)	52,627	49,750	58,933
Depreciation and amortization	31,777	33,534	33,096
Impairment losses (Note 4)	2,169	1,019	1,468
Other income (Notes 5 and 9)	(1,150)	(2,787)	—

Total operating expenses	733,958	687,173	665,521

Income from operations	55,451	64,253	41,389
Interest expense	31,439	44,262	42,972
Loss on extinguishment of debt (Note 7)	1,485	—	—

Income (loss) before income taxes	22,527	19,991	(1,583)
Provision for income taxes (Note 10)	7,468	6,561	2,760

Net income (loss)	$15,059	$13,430	$(4,343)

The accompanying notes are an integral part of these consolidated financial statements.

CARROLS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY (DEFICIT)

Years Ended December 31, 2007, 2006 and 2005

(in thousands of dollars)

	Common Stock	Additional Paid-In Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholder’s Deficit
Balance at January 1, 2005	$—	$(92,309)	$(23,220)	$—	$(115,529)
Net loss	—	—	(4,343)	—	(4,343)
Equity contributions from parent (Note 11)	—	16,361	—	—	16,361

Balance at December 31, 2005	—	(75,948)	(27,563)	—	(103,511)
Equity contribution from parent	—	65,347	—	—	65,347
Net income	—	—	13,430	—	13,430
Adjustment to adopt SFAS No. 158, net of tax of $654 (Note 15)	—	—	—	(1,001)	(1,001)

Balance at December 31, 2006	—	(10,601)	(14,133)	(1,001)	(25,735)
Adjustment to initial public offering expenses (Note 11)	—	(21)	—	—	(21)
Stock-based compensation	—	1,538	—	—	1,538
Comprehensive income:
Net income			15,059		15,059
Change in postretirement benefit obligations, net of tax of $1,546 (Note 15)	—	—	—	2,362	2,362

Total comprehensive income					17,421

Balance at December 31, 2007	$—	$(9,084)	$926	$1,361	$(6,797)

The accompanying notes are an integral part of these consolidated financial statements.

CARROLS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2007, 2006 and 2005

(in thousands of dollars)

	2007	2006	2005
Cash flows provided from operating activities:
Net income (loss)	$15,059	$13,430	$(4,343)
Adjustments to reconcile net income (loss) to net cash provided from operating activities:
Gain on disposal of property and equipment	(398)	(1,398)	(620)
Stock-based compensation	1,538	69	16,310
Depreciation and amortization	31,777	33,534	33,096
Amortization of deferred financing costs	1,239	1,449	1,529
Amortization of unearned purchase discounts	(2,155)	(2,155)	(2,156)
Amortization of deferred gains from sale-leaseback transactions	(1,954)	(1,303)	(481)
Impairment losses	2,169	1,019	1,468
Gain on settlements of lease financing obligations	(174)	(120)	—
Accretion of interest on lease financing obligations	532	412	344
Deferred income taxes	(1,232)	3,123	1,036
Loss on extinguishment of debt	1,485	—	—
Changes in other operating assets and liabilities:
Refundable income taxes	2,806	(2,213)	2,435
Accounts payable	2,447	(670)	1,140
Accrued payroll, related taxes and benefits	224	2,742	(9,186)
Accrued bonus to employees and director	—	—	(20,860)
Other liabilities—current	(1,300)	1,960	(931)
Accrued interest	287	246	6,659
Other liabilities—long-term	1,835	(580)	(603)
Other	770	(790)	(2,829)

Net cash provided from operating activities	54,955	48,755	22,008

Cash flows used for investing activities:
Capital expenditures:
New restaurant development	(34,897)	(28,132)	(20,613)
Restaurant remodeling	(10,074)	(6,372)	(4,018)
Other restaurant capital expenditures	(8,606)	(9,049)	(8,684)
Corporate and restaurant information systems	(2,241)	(1,586)	(1,319)
Acquisition of Taco Cabana restaurants	—	—	(4,215)

Total capital expenditures	(55,818)	(45,139)	(38,849)
Properties purchased for sale-leaseback	(2,461)	(3,413)	(1,091)
Proceeds from sale-leaseback transactions	10,599	36,313	5,237
Proceeds from sales of other properties	2,385	1,800	795

Net cash used for investing activities	(45,295)	(10,439)	(33,908)

Cash flows used for financing activities:
Repayment of term loans under prior credit facility	(118,400)	—	—
Borrowings on revolving credit facility	(49,600)	—
Repayments on revolving credit facility	49,600	—	—
Proceeds from new senior credit facility	120,000	—
Scheduled principal payments on term loans	—	(2,200)	(2,200)
Principal pre-payments on term loans	—	(91,200)	(6,000)
Principal payments on capital leases	(314)	(387)	(419)
Expenses from initial public offering	(21)	65,419	—
Proceeds from issuance of debt	—	—	—
Financing costs associated with issuance of debt	(1,228)	—	(542)
Dividends paid to parent	—	(141)	—
Settlement of lease financing obligations	(6,240)	(15,199)	(1,074)

Net cash used for financing activities	(6,203)	(43,708)	(10,235)

Net increase (decrease) in cash and cash equivalents	3,457	(5,392)	(22,135)
Cash and cash equivalents, beginning of year	3,939	9,331	31,466

Cash and cash equivalents, end of year	$7,396	$3,939	$9,331

Supplemental disclosures:
Interest paid on long-term debt	$24,467	$32,302	$23,763
Interest paid on lease financing obligations	$4,913	$9,974	$10,677
Increase (decrease) in accruals for capital expenditures	$(253)	$5,630	$(824)
Income taxes paid (refunded), net	$5,494	$(870)	$301
Capital lease obligations incurred	$88	$—	$1,090
Non-cash reduction of assets under lease financing obligations due to lease amendments	$—	$24,707	$—
Non-cash reduction of lease financing obligations due to lease amendments	$—	$37,544	$—

The accompanying notes are an integral part of these consolidated financial statements.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2007, 2006 and 2005

(in thousands of dollars, except share and per share amounts)

1. Description of Business and Summary of Significant Accounting Policies

Basis of Consolidation. The consolidated financial statements presented herein include the accounts of Carrols Corporation and its subsidiaries (“the Company”). All intercompany transactions have been eliminated in consolidation. The Company is a wholly-owned subsidiary of Carrols Restaurant Group, Inc. (“Carrols Restaurant Group”).

The difference between the consolidated financial statements of Carrols Corporation and Carrols Restaurant Group is primarily due to additional rent expense of approximately $6 per year for Carrols Restaurant Group and the composition of stockholder’s deficit.

Business Description. At December 31, 2007, the Company operated, as franchisee, 322 quick-service restaurants under the trade name “Burger King” in 12 Northeastern, Midwestern and Southeastern states. At December 31, 2007, the Company also owned and operated 84 Pollo Tropical restaurants, of which 81 were located in Florida and 3 were located in New Jersey, and franchised a total of 27 Pollo Tropical restaurants, 23 in Puerto Rico, two in Ecuador and two on college campuses in Florida. At December 31, 2007, the Company owned and operated 147 Taco Cabana restaurants located primarily in Texas and franchised two Taco Cabana restaurants in New Mexico and one in Georgia.

Reclassification of previously issued financial statements. The Company has reclassified certain prior year amounts related to its Pollo Tropical restaurant expenses from cost of sales to other restaurant operating expenses in order to conform to the 2007 presentation and to present such expenses consistently for all of its restaurants. The amount of increase (decrease) in previously reported amounts are was follows:

	Year Ended December 31, 2006	Year Ended December 31, 2005
Cost of sales	$(937)	$(793)
Other restaurant operating expenses	937	793

Total	$—	$—

Use of Estimates. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates and assumptions include: accrued occupancy costs, insurance liabilities, legal obligations, income taxes, evaluation for impairment of goodwill, impairment of long-lived assets and impairment of Burger King franchise rights, lease accounting and stock-based compensation. Actual results could differ from those estimates.

Fiscal Year. The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. All references herein to fiscal years ended January 1, 2006, December 31, 2006 and December 30, 2007 will be referred to as fiscal years ended December 31, 2005, 2006 and 2007, respectively. The fiscal years ended December 31, 2007, 2006 and 2005 each contained 52 weeks.

Cash and Cash Equivalents. The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. At December 31, 2007, the Company had $1.8 million invested in money market funds.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007, 2006 and 2005

(in thousands of dollars, except share and per share amounts)

Inventories. Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories are primarily comprised of food and paper.

Property and Equipment. The Company capitalizes all direct costs incurred to construct and substantially improve its restaurants. These costs are depreciated and charged to expense based upon their property classification when placed in service. Property and equipment is recorded at cost. Repair and maintenance activities are expensed as incurred. Depreciation and amortization is provided using the straight-line method over the following estimated useful lives:

Owned buildings	5 to 30 years
Equipment	3 to 15 years
Computer hardware and software	3 to 7 years
Assets subject to capital leases	Shorter of useful life or lease term

Leasehold improvements are depreciated over the shorter of their estimated useful lives or the underlying lease term. In circumstances where an economic penalty, as defined under Statement of Financial Accounting Standards (“SFAS”) No. 13, “Accounting for Leases”, would be presumed by the non exercise of one or more renewal options under the lease, the Company includes those renewal option periods when determining the lease term. For significant leasehold improvements made during the latter part of the lease term, the Company amortizes those improvements over the shorter of their useful life or an extended lease term. The extended lease term would consider the exercise of renewal options if the value of the improvements would imply that an economic penalty would be presumed incurred without the renewal of the option. Building costs incurred for new restaurants on leased land are depreciated over the lease term, which is generally a 20-year period.

Burger King Franchise Rights. For its Burger King restaurant acquisitions, the Company has generally allocated to franchise rights, an intangible asset, the excess of purchase price and related costs over the value assigned to the net tangible and intangible assets acquired. Amounts allocated to franchise rights for each acquisition are amortized using the straight-line method over the average remaining term of the acquired franchise agreements plus one twenty year renewal period.

Burger King Franchise Agreements. Fees for initial franchises and renewals are amortized using the straight-line method over the term of the agreement, which is generally twenty years.

Goodwill. Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. Goodwill is not amortized but is tested at least annually for impairment. The Company performs its impairment evaluation annually as of December 31.

Long-Lived Assets. The Company assesses the recoverability of property and equipment, franchise rights and intangible assets by determining whether the carrying value of these assets, over their respective remaining lives, can be recovered through undiscounted future operating cash flows. Impairment is reviewed whenever events or changes in circumstances indicate the carrying amounts of these assets may not be fully recoverable.

Deferred Financing Costs. Financing costs, that are included in other assets and were incurred in obtaining long-term debt and lease financing obligations, are capitalized and amortized over the life of the related obligation as interest expense using the effective interest method.

Leases. Leases are accounted for in accordance with SFAS 13 and other related authoritative guidance. Rent expense for leases that contain scheduled rent increases is recognized on a straight-line basis over the lease term,

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007, 2006 and 2005

(in thousands of dollars, except share and per share amounts)

including any option period included in the determination of the lease term. Contingent rentals are generally based upon a percentage of sales or a percentage of sales in excess of stipulated amounts and are generally not considered minimum rent payments but are recognized as rent expense when incurred.

Lease Financing Obligations. Lease financing obligations pertain to real estate transactions accounted for under the financing method as required by SFAS No. 98, “Accounting for Leases” (“SFAS 98”). The assets (land and building) subject to these obligations remain on the Company’s consolidated balance sheet at their historical costs and such assets (excluding land) continue to be depreciated over their remaining useful lives. The proceeds received by the Company from these transactions are recorded as lease financing obligations and the lease payments are applied as payments of principal and interest. The selection of the interest rate on lease financing obligations is evaluated at inception of the lease based on the Company’s incremental borrowing rate adjusted to the rate required to prevent recognition of a non-cash loss or negative amortization of the obligation through the end of the primary lease term. In addition, if a purchase option exists for any properties subject to a lease financing obligation, the purchase option is evaluated for its probability of exercise on an ongoing basis. This evaluation considers many factors including, without limitation, the Company’s intentions, the fair value of the underlying properties, the Company’s ability to acquire the property, economic circumstances and other available alternatives to the Company for the continued use of the property. At December 31, 2007 and 2006, no purchase options were considered probable of exercise by the Company.

Revenue Recognition. Revenues from Company owned and operated restaurants are recognized when payment is tendered at the time of sale. Franchise royalty revenues associated with Pollo Tropical and Taco Cabana restaurants are based on a percent of gross sales and are recorded as income when earned.

Income Taxes. The Company provides for income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under the liability method specified by SFAS 109, deferred tax assets and liabilities are based on the difference between the financial statement and tax bases of assets and liabilities as measured by the tax rates that are anticipated to be in effect when those differences reverse. The deferred tax provision generally represents the net change in deferred tax assets and liabilities during the period. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is established when it is necessary to reduce deferred tax assets to amounts for which realization is more likely than not. The Company and its subsidiaries file a consolidated federal income tax return.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which became effective during the year ended December 31, 2007. FIN 48 addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, a company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.

Advertising Costs. All advertising costs are expensed as incurred.

Cost of Sales. The Company includes the cost of food, beverage and paper, net of any purchase discounts, in cost of sales.

Insurance. The Company is insured for workers’ compensation, general liability and medical insurance claims under policies where it pays all claims, subject to annual stop-loss limitations both for individual claims

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007, 2006 and 2005

(in thousands of dollars, except share and per share amounts)

and claims in the aggregate. Losses are accrued based upon the Company’s estimates of the aggregate liability for claims based on Company experience and certain actuarial methods used to measure such estimates. The Company does not discount any of its self-insurance obligations.

Fair Value of Financial Instruments. The following methods were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate the fair value:

•	Current Assets and Liabilities. The carrying value cash and cash equivalents and accrued liabilities approximates fair value because of the short maturity of those instruments.

•

Senior Subordinated Notes. The fair values of outstanding senior subordinated notes are based on quoted market prices. The fair values at December 31, 2007 and 2006 were approximately $163.8 million and $184.1 million, respectively.

•

Revolving and Term Loan Facilities. Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate fair value. The recorded amounts, as of December 31, 2007 and 2006, approximated fair value.

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

Stock-Based Compensation. Effective January 2, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS 123R”) using the modified prospective transition method and, as a result, did not retroactively adjust results from prior periods. The Company applies the Black-Scholes valuation model in determining the fair value of stock options granted to employees, which is then amortized on a straight-line basis to compensation expense over the requisite service period. For restricted stock awards, the fair market value of the award, determined based upon the closing value of the Carrols Restaurant Group’s stock price on the grant date, is recorded to compensation expense on a straight-line basis over the vesting period.

Carrols Restaurant Group adopted an incentive stock plan in 2006 under which incentive stock options, non-qualified stock options and restricted shares may be granted to employees and non-employee directors. In 2006, Carrols Restaurant Group granted incentive stock options, non-qualified stock options and restricted shares under this plans. The stock options granted generally vest at 20% per year and expire seven years from the date of grant. Restricted shares granted to employees generally vest 33% per year for three years and restricted shares granted to non-employee directors vest generally vest at 20% per year and the fair value of shares granted is determined based on Carrols Restaurant Group’s closing stock price on the date of grant. Stock-based compensation related to these grants totaled $1.5 million and $0.1 million in 2007 and 2006, respectively.

Prior adoption of SFAS No. 123R in 2006, “Share-Based Payment” (“SFAS 123R”), the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, (“APB 25”) and, as permitted by SFAS 123, “Accounting for Stock-Based Compensation (“SFAS 123”), the Company provided pro forma net income disclosures for employee stock option grants as if the fair-value-based method defined in SFAS 123 has been applied. Certain provisions of the Carrols Restaurant Group’s option plans then in effect caused the Company to account for stock options using a variable accounting treatment which resulted in stock-based compensation expense of $0.1 million in 2005.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007, 2006 and 2005

(in thousands of dollars, except share and per share amounts)

Effective May 3, 2005, Carrols Restaurant Group issued an aggregate of 2,941,521 shares of common stock in exchange for the cancellation and termination of an identical number of outstanding options to purchase shares of Carrols Restaurant Group common stock. During the second quarter of 2005 Carrols Restaurant Group issued an additional 61,406 shares of its common stock in separate awards. As a consequence of the exchange, all outstanding stock options were cancelled and terminated. The Company recorded a pre-tax compensation charge, including applicable payroll taxes, of $16.4 million in the second quarter of 2005 due to these stock awards. See Note 11 for a complete discussion of the stock awards.

Pro forma disclosures for 2007 and 2006 are not presented because the amounts are recognized in the consolidated financial statements. The following table presents the Company’s pro forma net loss for 2005 had compensation cost been determined based upon the fair value of the stock options at the grant date consistent with the fair-value based method of SFAS No. 123:

Year Ended December 31, 2005
Net loss, as reported	$(4,350)
Add: Stock-based compensation expense included in reported netloss, net of related tax effects (1)	13,188
Deduct: Stock-based compensation expense determined under thefair-value based method for all awards, net of related tax effects	(12,011)

Pro forma net loss	$(3,173)

(1)	The amount of stock-based compensation expense included in reported net loss included certain stock options requiring variable accounting and for the year ended December 31, 2005, included $13.1 million of expense related to stock awards granted in the second quarter of 2005, net of tax (see Note 11). This expense, net of tax, has also been included in the determination of compensation expense determined under the fair-value based method for the year ended December 31, 2005.

Carrols Restaurant Group did not grant any options in 2005. The weighted average fair-value of options granted in 2007 and 2006 was $6.78 and $4.02, respectively, which was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2007	2006
Risk-free interest rate	4.83%	4.58%
Annual dividend yield	0%	0%
Expected life	5 years	5 years
Expected volatility	30%	30%

The assumptions include the risk-free rate of interest, expected dividend yield, expected volatility, and the expected term of the award. The risk-free rate of interest was based on the zero coupon U.S. Treasury rates appropriate for the expected term of the award. There are no expected dividends as Carrols Restaurant Group does not currently plan to pay dividends on its common stock. Expected stock price volatility was based on the implied volatility of a peer group that had actively traded stock during the period immediately preceding the share-based award grant. This period was equal in length to the award’s expected term which was estimated using the simplified method, as prescribed by SAB No. 110, for options granted in both 2007 and 2006. Compensation expense is recognized only for those options expected to vest, with forfeitures estimated based on

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007, 2006 and 2005

(in thousands of dollars, except share and per share amounts)

the Company’s historical experience and future expectations. Prior to the adoption of SFAS 123R, the effect of forfeitures on the pro forma expense amounts was recognized as the forfeitures occurred. Also see Note 11 to the consolidated financial statements.

Gift cards. The Company sells gift cards to its customers in its restaurants and through selected third parties. The gift cards sold to its Pollo Tropical and Taco Cabana customers have no stated expiration dates and are subject in certain states to actual and/or potential escheatment rights. Proceeds from the sale of gift cards at the Company’s Burger King restaurants are remitted to Burger King Corporation. The Company recognizes revenue from gift cards upon redemption by the customer. Revenues from gift card breakage or from inactive gift cards are not material to the Company’s consolidated financial statements.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This statement defines fair value, establishes a framework for using fair value to measure assets and liabilities and expands disclosures about fair value measurements. The statement applies whenever other pronouncements require or permit assets or liabilities to be measured at fair value. In February 2007, the FASB issued FSP FAS 157-2, delaying the effective date of SFAS 157 for certain nonfinancial assets and certain nonfinancial liabilities to fiscal years beginning after November 15, 2008. The Company is evaluating the impact that the adoption of SFAS 157 will have on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for the Company’s fiscal year beginning January 1, 2008. The Company has decided not to adopt this optional standard for its current financial assets and liabilities.

In May 2007, the FASB issued FASB Staff Position No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48” (the “FSP”). The FSP provides guidance about how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. Under the FSP, a tax position could be effectively settled if a taxing authority has completed all of its required or expected examination procedures, if the entity does not intend to appeal or litigate the result and it is remote that the taxing authority would examine or re-examine the tax position. Application of the FSP shall be upon the initial adoption date of FIN 48. The FSP did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations” (“SFAS 141 (R)”), which replaces SFAS 141. SFAS 141 (R) requires assets and liabilities acquired in a business combination, contingent consideration and certain acquired contingencies to be measured at their fair values as of the date of acquisition. SFAS 141 (R) also requires that acquisition-related costs and restructuring costs be recognized separately from the business combinations. SFAS 141 (R) is effective for fiscal years beginning after December 15, 2008 and will be effective for business combinations entered into after January 1, 2009. The Company is currently evaluating the impact that adopting SFAS 141 (R) will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financials Statements, an Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 clarifies the accounting for non controlling interests and establishes accounting and reporting standards for the noncontrolling interest in a

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007, 2006 and 2005

(in thousands of dollars, except share and per share amounts)

subsidiary, including classification as a component of equity. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact that adopting SFAS 160 will have on its consolidated financial statements.

In December 2007, the SEC issued Staff Accounting Bulletin (“SAB”) No. 110 (“SAB 110”). SAB 110 expresses the views of the SEC regarding the use of a “simplified” method, as discussed in SAB 107, “Share-Based Payment”, in developing an estimate of the expected term of “plain vanilla” share options in accordance with SFAS No. 123(R). SAB 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate to continue use of the simplified method to estimate expected term of “plain vanilla” share option grants after December 31, 2007. The Company currently uses and will continue to use the “simplified” method to estimate the expected term for share option grants until it has enough historical experience to provide a reasonable estimate of expected term in accordance with SAB 110. The Company does not expect SAB 110 will have a material impact on its consolidated financial statements.

2. Property and Equipment

Property and equipment at December 31 consisted of the following:

	December 31,
	2007	2006
Land	$40,926	$37,971
Owned buildings	45,694	43,855
Leasehold improvements	161,327	143,969
Equipment	198,953	186,143
Assets subject to capital leases	7,559	7,716

	454,459	419,654
Less accumulated depreciation and amortization	(254,134)	(236,912)

	$200,325	$182,742

Assets subject to capital leases pertain to buildings leased for certain restaurant locations and had accumulated amortization at December 31, 2007 and 2006 of $6,518 and $6,613, respectively. At December 31, 2007 and 2006, land of $22,259 and $23,972, respectively, and owned buildings of $24,198 and $28,547, respectively, were subject to lease financing obligations accounted for under the lease financing method (See Note 8). Accumulated depreciation pertaining to owned buildings subject to lease financing obligations at December 31, 2007 and 2006 was $9,497 and $11,420, respectively.

Depreciation expense for all property and equipment for the years ended December 31, 2007, 2006 and 2005 was $27,672, $29,234 and $29,110, respectively.

3. Goodwill, Franchise Rights and Intangible Assets

Goodwill. In accordance with SFAS No. 142, the Company reviews goodwill for impairment annually, or more frequently when events and circumstances indicate that the carrying amounts may be impaired. The Company performs its annual impairment assessment as of December 31 and has determined its reporting units to be at the operating segment level: its Burger King restaurants, operating as a franchisee; Pollo Tropical and Taco Cabana at the brand level. No impairment losses have been recognized as a result of these tests since

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007, 2006 and 2005

(in thousands of dollars, except share and per share amounts)

January 1, 2002. There have been no changes in goodwill for the years ended December 31, 2007 and 2006. Goodwill is summarized below:

	Pollo Tropical	Taco Cabana	Burger King	Total
Balance, December 31, 2007	$56,307	$67,177	$1,450	$124,934

Burger King Franchise Rights. Amounts allocated to franchise rights for each Burger King acquisition are amortized using the straight-line method over the average remaining term of the acquired franchise agreements plus one twenty year renewal period. Following is a summary of the Company’s Burger King franchise rights as of the respective balance sheet dates:

	December 31, 2007		December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Franchise rights	$139,131	$59,079	$139,131	$55,863

Amortization expense related to Burger King franchise rights for the years ended December 31, 2007, 2006 and 2005 was $3,216, $3,214 and $3,215, respectively. Estimated annual amortization is $3,216 for each of the years ending 2008 through 2012.

Intangible Assets. In July 2005, the Company acquired four Taco Cabana restaurants from a franchisee for a cash purchase price of approximately $4.2 million. Under EITF Issue No. 04 -1 “Accounting for Preexisting Relationships between the Parties to a Business Combination”, certain reacquired rights, including the right to the acquirer’s trade name, are required to be recognized as intangible assets apart from goodwill. The Company has allocated $1.6 million of the purchase price to this intangible asset and determined its weighted average life to be approximately seven years, based on the remaining terms of the acquired franchise agreements. The Company recorded amortization expense relating to the intangible asset of approximately $288, $290 and $145 for the years ended December 31, 2007, 2006 and 2005 and expects the annual expense for each of the next five years ending 2008 through 2012 to be $211, $133, $125, $117 and $99, respectively.

	December 31, 2007		December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets	$1,610	$723	$1,610	$435

4. Impairment of Long-Lived Assets

The Company reviews its long-lived assets, principally property and equipment, for impairment at the restaurant level. If an indicator of impairment exists for any of the assets, an estimate of undiscounted future cash flows for each restaurant is compared to that long-lived asset’s carrying value. If the carrying value is greater than the undiscounted cash flow, the Company then determines the fair value of the asset. If an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value.

The Company assesses the potential impairment of Burger King franchise rights whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If an indicator of impairment exists, an estimate of the aggregate undiscounted cash flows from the acquired restaurants is compared to the

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007, 2006 and 2005

(in thousands of dollars, except share and per share amounts)

respective carrying value of franchise rights for each Burger King acquisition. If an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value. No impairment charges were recorded related to the Company’s Burger King franchise rights for the year ended December 31, 2007 and 2006. The Company recorded impairment charges related to its Burger King franchise rights of $316 for the years ended December 31, 2005.

Impairment losses recorded on long-lived assets, including Burger King franchise rights, were as follows:

	Year Ended December 31,
	2007	2006	2005
Burger King	$345	$276	$1,373
Pollo Tropical	1,657	—	—
Taco Cabana	167	743	95

	$2,169	$1,019	$1,468

5. Other Liabilities, Long-Term

Other liabilities, long-term, at December 31, consisted of the following:

	At December 31,
	2007	2006
Unearned purchase discounts	$2,231	$4,526
Accrued occupancy costs	9,667	8,683
Accrued workers’ compensation costs	4,418	4,595
Other	6,468	5,658

	$22,784	$23,462

Unearned purchase discounts are amortized as a reduction of cost of sales either over the life of the supplier contract or the estimated purchase commitment period. In 2000, Burger King Corporation arranged for the Coca-Cola Company and Dr. Pepper/Seven-Up, Inc. to provide funding to franchisees in connection with certain initiatives to upgrade restaurants. The Company received approximately $19.8 million in 2000 and $1.6 million in 2001 under this arrangement with these suppliers. The total amount of these purchase discounts amortized for each of the years ended December 31, 2007, 2006 and 2005 was $2.2 million.

Accrued occupancy costs include obligations pertaining to closed restaurant locations, contingent rent, accruals to expense operating lease rental payments on a straight-line basis over the lease term, and acquired leases with above market rentals.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007, 2006 and 2005

(in thousands of dollars, except share and per share amounts)

In 2001, management made the decision to close seven Taco Cabana restaurants in the Phoenix, Arizona market and discontinue restaurant development underway in that market. At December 31, 2007 and 2006, the Company had $0.5 million and $0.7 million in lease liability reserves, respectively, included in accrued occupancy costs. The following table presents the activity in the exit cost reserve, which is included in accrued occupancy costs:

	Year ended December 31,
	2007	2006	2005
Balance, beginning of period	$656	$1,083	$756
Changes in estimates of accrued costs, net	8	(295)	467
Payments	(146)	(132)	(140)

Balance, end of period	$518	$656	$1,083

In 2005, the exit cost reserve was increased by $0.5 million due to a change in circumstances affecting the Company’s estimates of future sub-lease revenue for one restaurant property. In 2006, the Company reduced its exit cost reserve by $0.3 million due to an increase in the Company’s estimates for future sub-lease income at certain locations. In addition, the Company reduced collection reserves previously established for a $1.1 million note receivable that was paid in full in the fourth quarter of 2006 related to the sale of leasehold improvements at two of the closed locations that were written off as part of the exit charge in 2001. Other income in 2006 includes $1.4 million as a result of these transactions.

6. Leases

The Company utilizes land and buildings in operation under various lease agreements. The Company does not consider any one of these individual leases material to the Company’s operations. Initial lease terms are generally for twenty years and, in many cases, provide for renewal options and in some cases rent escalations. Certain leases require contingent rent, determined as a percentage of sales as defined by the terms of the applicable lease agreement. For most locations, the Company is obligated for occupancy costs including payment of property taxes, insurance and utilities.

In the years ended December 31, 2007, 2006 and 2005, the Company sold six, twenty-four and four restaurant properties in sale-leaseback transactions for net proceeds of $10,599, $36,313 and $5,237, respectively. Deferred gains of $1,935, $22,034 and $2,556 for the years ended December 31, 2007, 2006 and 2005, respectively, have been recorded as a result of these sale-leaseback transactions and are being amortized over the term of the related leases. These leases have been classified as operating leases and generally contain a twenty-year initial term plus renewal options. The amortization of deferred gains related to these sale-leaseback transactions was $1,954, $1,303 and $481 for the years ended December 31, 2007, 2006 and 2005, respectively.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007, 2006 and 2005

(in thousands of dollars, except share and per share amounts)

Minimum rent commitments under capital and non-cancelable operating leases at December 31, 2007 were as follows:

Years Ending December 31,	Capital	Operating
2008	$247	$41,948
2009	212	40,307
2010	173	38,551
2011	136	36,536
2012	106	36,373
Thereafter	1,500	286,326

Total minimum lease payments	2,374	$480,041

Less amount representing interest	(1,091)

Total obligations under capital leases	1,283
Less current portion	(129)

Long-term obligations under capital leases	$1,154

Total rent expense on operating leases, including percentage rent on both operating and capital leases, was as follows:

	Year ended December 31,
	2007	2006	2005
Minimum rent on real property	$41,036	$34,978	$32,416
Additional rent based on percentage of sales	3,086	2,790	2,252

Restaurant rent expense	44,122	37,768	34,668
Administrative rent	909	875	822
Equipment rent	729	731	739

	$45,760	$39,374	$36,229

7. Long-Term Debt

Long-term debt at December 31 consisted of the following:

	December 31,
	2007	2006
Collateralized:
Senior Credit Facility-Term loan A facility	$120,000	$—
Senior Credit Facility-Term loan B facility	—	118,400
Unsecured:
9% Senior Subordinated Notes	180,000	180,000
Capital leases (Note 6)	1,283	1,509

	301,283	299,909
Less: current portion	(3,129)	(2,477)

	$298,154	$297,432

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007, 2006 and 2005

(in thousands of dollars, except share and per share amounts)

Senior Credit Facility. On March 9, 2007, the Company terminated and replaced its prior senior credit facility with a new senior credit facility with a syndicate of lenders. The Company’s senior credit facility totals $185 million, consisting of $120 million principal amount of term loan A borrowings maturing on March 8, 2013 (or earlier on September 30, 2012 if the Senior Subordinated Notes due 2013 are not refinanced by June 30, 2012) and a $65.0 million revolving credit facility (including a sub-limit of up to $25.0 million for letters of credit and up to $5.0 million for swingline loans) maturing on March 8, 2012. The term loan A borrowings and an additional $4.3 million of revolver borrowings from this facility were used to repay all outstanding borrowings and other obligations under the Company’s prior senior credit facility and to pay certain fees and expenses incurred in connection with the new senior credit facility. The Company also recorded a $1.5 million loss on extinguishment of debt in the year ended December 31, 2007 for the write-off of deferred financing costs related to the prior senior credit facility.

The term loan and revolving credit borrowings under the senior credit facility bear interest at a per annum rate, at the Company’s option, of either:

1)	the applicable margin ranging from 0% to 0.25% based on the Company’s senior leverage ratio (as defined in the new senior credit facility) plus the greater of (i) the prime rate or (ii) the federal funds rate for that day plus 0.5%; or

2)	Adjusted LIBOR plus the applicable margin percentage in effect ranging from 1.0% to 1.5% based on the Company’s senior leverage ratio. At December 31, 2007, the LIBOR margin was 1.25%.

Term loan A borrowings shall be due and payable in quarterly installments, beginning on June 30, 2008 as follows:

1)	four calendar quarterly installments of $1.5 million beginning on June 30, 2008;

2)	eight calendar quarterly installments of $3.0 million beginning on June 30, 2009;

3)	four calendar quarterly installments of $4.5 million beginning on June 30, 2011; and

4)	four calendar quarterly installments of $18.0 million beginning on June 30, 2012.

Under the senior credit facility, the Company is also required to make mandatory prepayments of principal on term loan A facility borrowings (a) annually in an amount up to 50% of Excess Cash Flow depending upon Carrols’ Total Leverage Ratio (as such terms are defined in the senior credit facility), (b) in the event of certain dispositions of assets (all subject to certain exceptions) and insurance proceeds, in an amount equal to 100% of the net proceeds received by the Company therefrom, and (c) in an amount equal to 100% of the net proceeds from any subsequent issuance of debt.

In general, the Company’s obligations under the senior credit facility are guaranteed by Carrols Restaurant Group and all of the Company’s material subsidiaries and are collateralized by a pledge of the Company’s common stock and the stock of each of its material subsidiaries. The senior credit facility contains certain covenants, including, without limitation, those limiting the Company’s ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of its business, engage in transactions with related parties, make certain investments or pay dividends. In addition, the Company is required to meet certain financial ratios, including fixed charge coverage, senior leverage, and total leverage ratios (all as defined under the senior credit facility). The Company was in compliance with the covenants under its senior credit facility as of December 31, 2007.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007, 2006 and 2005

(in thousands of dollars, except share and per share amounts)

After reserving $14.2 million for letters of credit guaranteed by the facility, $50.8 million was available for borrowings under the revolving credit facility at December 31, 2007.

Senior Subordinated Notes. On December 15, 2004, the Company issued $180.0 million of 9% Senior Subordinated Notes due 2013 that bear interest at a rate of 9% payable semi-annually on January 15 and July 15 and mature on January 15, 2013. The notes are redeemable at the option of the Company in whole or in part on or after January 15, 2009 at a price of 104.5% of the principal amount if redeemed before January 15, 2010, 102.25% of the principal amount if redeemed after January 15, 2010 but before January 15, 2011 and at 100% of the principal amount after January 15, 2011.

Restrictive covenants under the 9% senior subordinated notes include limitations with respect to the Company’s ability to incur additional debt, incur liens, sell or acquire assets or businesses, pay dividends and make certain investments. The Company was in compliance as of December 31, 2007 with the restrictive covenants in the indenture governing the senior subordinated notes.

At December 31, 2007, principal payments required on all long-term debt are as follows:

2008	$3,129
2009	12,110
2010	12,083
2011	16,553
2012	40,526
Thereafter	216,882

$301,283

The weighted average interest rate on all debt, excluding lease financing obligations, for the years ended December 31, 2007, 2006 and 2005 was 8.1%, 8.3% and 7.3%, respectively. Interest expense on the Company’s long-term debt was $25,905, $33,852 and $31,728 for the years ended December 31, 2007, 2006 and 2005, respectively.

8. Lease Financing Obligations

The Company entered into sale-leaseback transactions in various years involving certain restaurant properties that did not qualify for sale-leaseback accounting and as a result have been classified as financing transactions under SFAS No. 98, “Accounting For Leases”. Under the financing method, the assets remain on the consolidated balance sheet and proceeds received by the Company from these transactions are recorded as a financing liability. Payments under these leases are applied as payments of imputed interest and deemed principal on the underlying financing obligations.

These leases generally provide for an initial term of 20 years plus renewal options. The rent payable under such leases includes a minimum rent provision and in some cases, includes rent based on a percentage of sales. These leases also require payment of property taxes, insurance and utilities.

Purchase options related to certain properties sold in real estate transactions accounted for under the financing method were held by an entity wholly-owned by the nephew of the Chairman and Chief Executive Officer of the Company and such entity was deemed a related party for accounting purposes. In the fourth quarter of 2006, these purchase options were assigned to the Company for nominal consideration.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007, 2006 and 2005

(in thousands of dollars, except share and per share amounts)

During 2007, the Company exercised its right of first refusal under the leases for seven restaurant properties previously accounted for as lease financing obligations and purchased these properties from the lessor. As a result, in 2007 the Company reduced its lease financing obligations by $6.2 million. The Company also recorded a gain of $0.2 million as a reduction of interest expense representing the net amount by which the lease financing obligations exceeded the purchase price of the restaurant properties acquired.

During 2006, the Company exercised its right of first refusal under the leases for 14 restaurant properties following the exercise of purchase options previously held by the related party and the Company purchased these 14 restaurant properties from the respective lessors. Concurrently with these purchases, the properties were sold in qualified sale-leaseback transactions. The Company recorded deferred gains representing the amounts by which the sales prices exceeded the net book value of the underlying assets. Deferred gains are being amortized as an adjustment to rent expense over the term of the leases, which are generally 20 years.

The Company also amended lease agreements for 21 restaurant properties and amended a master lease agreement covering 13 restaurant properties in 2006, all of which were previously accounted for as lease financing obligations, to eliminate or otherwise cure the provisions that precluded the original sale-leaseback accounting under SFAS No. 98. As a result of such amendments, the Company recorded these sale-leaseback transactions as sales, removed all of the respective assets under lease financing obligations and related liabilities from its consolidated balance sheet and recognized gains from the sales, which were generally deferred and are being amortized as an adjustment to rent expense over the remaining term of the underlying leases.

As a result of the above transactions, in 2006 the Company reduced its lease financing obligations by $52.8 million, reduced its assets under lease financing obligations by $36.2 million and recorded deferred gains of $18.3 million. The Company also recorded interest expense of $2.0 million which represents the net amount by which the purchase price for the restaurant properties exceeded the lease financing obligations. Of these amounts, $37.5 million of lease financing obligations and $24.7 million of assets under lease financing obligations have been reflected as non-cash transactions in the 2006 consolidated statement of cash flows.

At December 31, 2007, payments required on lease financing obligations were as follows:

2008	$5,041
2009	5,058
2010	5,085
2011	5,472
2012	5,503
Thereafter, through 2023	92,334

Total minimum lease payments	118,493
Less: Interest implicit in obligations	(65,804)

Total lease financing obligations	$52,689

The interest rates on lease financing obligations ranged from 8.5% to 11.0% at December 31, 2007. Interest expense on lease financing obligations totaled $5,533, $10,411 and $11,244 for the years ended December 31, 2007, 2006 and 2005, respectively.

9. Other Income

During 2007, the Company recorded gains of $1.2 million related to the sale of one of its Taco Cabana restaurant properties and two of its non-operating Burger King restaurant properties.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007, 2006 and 2005

(in thousands of dollars, except share and per share amounts)

In the fourth quarter of 2006, the Company entered into a lease termination agreement for one of its Pollo Tropical restaurants resulting in a gain of $1.4 million. The lease termination amount payable to the Company of $1.8 million was included in trade and other receivables on the consolidated balance sheet at December 31, 2006 and was subsequently received in January 2007.

10. Income Taxes

The income tax provision (benefit) was comprised of the following for the years ended December 31:

	Year ended December 31,
	2007	2006	2005
Current:
Federal	$7,436	$2,952	$1,426
Foreign	295	305	295
State	969	181	3

	8,700	3,438	1,724

Deferred (prepaid):
Federal	(1,779)	3,136	661
State	804	84	(744)

	(975)	3,220	(83)

Valuation allowance	(257)	(97)	1,119

	$7,468	$6,561	$2,760

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007, 2006 and 2005

(in thousands of dollars, except share and per share amounts)

The components of deferred income tax assets and liabilities at December 31, 2007 and 2006 were as follows:

	December 31,
	2007	2006
Current deferred tax assets:
Inventory and other reserves	$22	$117
Accrued vacation benefits	2,368	2,193
Other accruals	2,412	2,229

Current deferred tax assets	4,802	4,539

Long term deferred tax assets (liabilities):
Deferred income on sale-leaseback of certain real estate	11,489	11,657
Lease financing obligations	5,696	6,387
Postretirement benefit expenses	2,086	1,864
Accumulated other comprehensive income—postretirement benefits	(891)	654
Property and equipment depreciation	6,299	3,357
State net operating loss carryforwards	1,579	2,189
Amortization of other intangibles, net	1,191	1,625
Amortization of franchise rights	(23,691)	(23,232)
Occupancy costs	3,781	3,443
Tax credit carryforwards	431	896
Unearned purchase discounts	1,742	2,617
Other	1,612	701

Long-term net deferred tax assets	11,324	12,158
Less: Valuation allowance	(765)	(1,022)

Total long-term deferred tax assets	10,559	11,136

Carrying value of net deferred tax assets	$15,361	$15,675

The Company’s state net operating loss carryforwards expire in varying amounts beginning in 2008 through 2026.

The Company establishes a valuation allowance to reduce the carrying amount of deferred tax assets when it is more likely than not that it will not realize some portion or all of the tax benefit of its deferred tax assets. The Company evaluates whether its deferred tax assets are probable of realization on a quarterly basis. In performing this analysis, the Company considers all available evidence including historical operating results, the estimated timing of future reversals of existing taxable temporary differences and estimated future taxable income exclusive of reversing temporary differences and carryforwards. At December 31, 2007, the Company had a valuation allowance of $765 against net deferred tax assets due primarily to state net operating loss carryforwards where realization of the related deferred tax asset amounts was not likely. The estimation of future taxable income for federal and state purposes and the Company’s resulting ability to realize deferred tax assets pertaining to state net operating loss carryforwards and tax credit carryforwards can significantly change based on future events and operating results. Thus, recorded valuation allowances may be subject to future changes that could be material.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007, 2006 and 2005

(in thousands of dollars, except share and per share amounts)

A reconciliation of the statutory federal income tax provision (benefit) to the effective tax provision for the years ended December 31, 2007, 2006 and 2005 was as follows:

	2007	2006	2005
Statutory federal income tax provision (benefit)	$7,885	$6,994	$(538)
State income taxes, net of federal benefit	1,152	172	(500)
Stock-based compensation expense	236	9	3,302
Change in valuation allowance	(257)	(97)	1,119
Non-deductible expenses	69	56	56
Foreign taxes	295	305	295
Employment tax credits	(722)	(423)	(552)
Foreign tax credits	(295)	(305)	(295)
Reversal of income tax reserve	(527)	—	—
Miscellaneous	(368)	(150)	(127)

	$7,468	$6,561	$2,760

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no material adjustment in its consolidated financial statements. As of the adoption date of January 1, 2007, the Company had $0.6 million of unrecognized tax benefits, including $0.1 million of accrued interest. A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows:

Balance at January 1, 2007	$527
Tax positions related to prior years	—
Tax positions related to current year	—
Lapse of applicable statute of limitations	(527)

Balance at December 31, 2007	$—

The Company’s policy is to recognize interest and/or penalties related to uncertain tax positions in income tax expense. During the third quarter of 2007 the statute of limitations affecting the taxing jurisdictions pertaining to $0.5 million of unrecognized tax benefits and $0.1 million of accrued interest expired. The Company recorded this tax benefit as a discrete tax item in the third quarter of 2007. At December 31, 2007 the Company had no remaining unrecognized tax benefits. The tax years 2004 -2006 remain open to examination by the major taxing jurisdictions to which the Company is subject. Although it is not reasonably possible to estimate the amount by which these unrecognized tax benefits may increase within the next twelve months due to uncertainties regarding the timing of examinations, the Company does not expect unrecognized tax benefits to significantly change in the next twelve months.

On July 12, 2007, the Michigan Business Tax (the “MBT Act”) was signed into law, which provides a comprehensive restructuring of Michigan’s principal business taxes effective January 1, 2008. The MBT Act replaced the Michigan Single Business Tax that was scheduled to expire at the end of 2007. The effect of the MBT Act did not materially impact the Company’s consolidated financial statements.

On May 18, 2006, the state of Texas enacted House Bill 3, which replaced the state’s current franchise tax with a “margin tax.” The margin tax, which is based on revenues less certain allowed deductions, has been accounted for as an income tax, following the provisions of SFAS No. 109, “Accounting for Income Taxes”. The Company reviewed the provisions of this legislation and has concluded that the impact on its deferred taxes was immaterial.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007, 2006 and 2005

(in thousands of dollars, except share and per share amounts)

On June 30, 2005, tax legislation in the state of Ohio was enacted that significantly restructured the state’s tax system for most corporate taxpayers. Included in the legislation was a multi-year phase-out of the state franchise tax and tangible personal property tax. These taxes were replaced with a Commercial Activity Tax that is being phased-in over a five-year period. In 2005, the Company recorded a tax expense of $0.5 million related to the impact of this legislation due to the reduction of deferred tax assets associated with the future utilization of Ohio net operating loss carryforwards.

11. Stockholder’s Deficit

The Company. The Company which is 100% owned by Carrols Restaurant Group, has 1,000 shares of common stock authorized of which 10 shares are issued and outstanding. Dividends on the Company’s common stock are restricted to amounts permitted by the senior secured credit facility and indenture governing the 9% senior subordinated notes.

Stock Split. On November 21, 2006, Carrols Restaurant Group authorized an 11.288-for-one stock split of its common stock effective on December 8, 2006. All 2005 share information related to the stock awards discussed below was adjusted to retroactively reflect the stock split.

Initial Public Offering. (“IPO”) In December 2006, the Company’s parent company, Carrols Restaurant Group and certain selling stockholders, respectively, completed an IPO of 5,666,666 and 5,333,334 shares of Carrols Restaurant Group common stock (the latter of which included 1,000,000 shares sold upon the underwriters’ exercise of its over-allotment option) at $13.00 per share. Carrols Restaurant Group received net proceeds of approximately $65.4 million from the sale of shares of its common stock in the offering after deducting underwriting discounts and commissions and offering expenses. Carrols Restaurant Group contributed the net proceeds from the IPO to the Company, which used all of such funds to repay principal amounts of term loan borrowings under the Company’s prior senior credit facility.

Stock Awards. Effective May 3, 2005, Carrols Restaurant Group issued an aggregate of 2,941,521 shares of its common stock in exchange for the cancellation and termination of an identical number of outstanding options to purchase shares of its common stock. As a consequence of the exchange, all outstanding stock options were cancelled and terminated, and the option plans (described below) were subsequently terminated. In 2005, Carrols Restaurant Group issued an additional 61,406 shares of its common stock in separate awards.

All shares were issued pursuant to stock award agreements, which provided that such shares were fully vested and non-forfeitable upon issuance, but could not be sold or otherwise disposed of for a period of two years from the date of issuance. The fair market value of a share of the Carrols Restaurant Group’s common stock on the date of those awards was estimated to be $5.45. The Company recorded a pre-tax compensation charge of $16.4 million in 2005 relative to the stock awards.

2006 Stock Incentive Plan. In 2006, Carrols Restaurant Group adopted a stock plan entitled the 2006 Stock Incentive Plan (the “2006 Plan”) and reserved and authorized a total of 3,300,000 shares of common stock for grant thereunder. Prior to and in connection with its IPO, Carrols Restaurant Group granted options to purchase 1,241,750 shares of its common stock, consisting of 395,000 shares of non-qualified stock options and 846,750 shares of incentive stock options (“ISO”), and issued 75,800 shares of restricted stock, 55,700 to certain of its employees and 20,100 to outside directors. In 2007, there were an aggregate of 8,200 restricted shares granted to certain employees and an aggregate of 10,500 incentive stock options granted to three non-employee directors under the 2006 Plan. As of December 31, 2007, 2,009,174 shares are available for future issuance.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007, 2006 and 2005

(in thousands of dollars, except share and per share amounts)

The non-qualified stock options and ISO’s granted under the 2006 Plan are exercisable for up to one-fifth of the total number of option shares on or after the first anniversary of the grant date, and as of the first day of each month thereafter are exercisable for an additional one-sixtieth of the total number of option shares until fully exercisable. The restricted stock awards issued to certain employees vest one-third on each anniversary of the award. The restricted stock awards issued to outside directors vest over five years at the rate of one-fifth on each anniversary of the award, provided that the participant has continuously remained a director of Carrols Restaurant Group. Forfeiture rates are based on a stratification of employees by expected exercise behavior and range from 0 to 15%.

Stock-based compensation expense for the years ended December 31, 2007 and 2006 totaled $1.5 million and $0.1 million, respectively. A portion of Carrols Restaurant Group’s granted options qualify as ISO’s for income tax purposes and as such, a tax benefit is not recorded at the time the compensation cost related to the options is recorded for financial reporting purposes because an ISO does not ordinarily result in a tax benefit unless there is a disqualifying disposition. Stock option grants of non-qualified options result in the creation of a deferred tax asset, until the time that the option is exercised.

The total non-vested stock-based compensation expense relating to the options and restricted shares is approximately $4.0 million and approximately $1.5 million will be recorded as compensation expense in 2008 related to these grants. The remaining weighted average vesting period for the stock options was 3.38 years and for the restricted shares was approximately 2.62 years at December 31, 2007. Shares issued upon exercise of options have been registered with the SEC.

A summary of all option activity under Carrols Restaurant Group’s 2006 Plan was as follows:

	2006 Plan
	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)(1)
Options outstanding at January 1, 2006	—	$—	—	$—
Granted	1,241,750	14.30

Options outstanding at December 31, 2006	1,241,750	14.30	7.0	733
Granted	10,500	15.81
Forfeited	(37,560)	14.30

Options outstanding at December 31, 2007	1,214,690	$14.31	6.0	$—

Expected to vest at December 31, 2007	948,672	$14.32	6.0	$—

Options exercisable at December 31, 2007	240,838	$14.30	6.0	$—

(1)	The aggregate intrinsic value was calculated using the difference between the market price of Carrols Restaurant Group’s stock at December 31 and the grant price for only those awards that have a grant price less than the market price of Carrols Restaurant Group’s stock at December 31.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007, 2006 and 2005

(in thousands of dollars, except share and per share amounts)

The restricted stock activity related to Carrols Restaurant Group’s 2006 plan was as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2006	—	$—
Granted	75,800	13.00

Nonvested at December 31, 2006	75,800	13.00
Granted	8,200	14.58
Vested	(20,738)	13.00
Forfeited	(7,864)	13.12

Nonvested at December 31, 2007	55,398	13.22

12. Business Segment Information

The Company is engaged in the quick-service and quick-casual restaurant industry, with three restaurant concepts: Burger King operating as a franchisee, Pollo Tropical and Taco Cabana, both Company owned concepts. The Company’s Burger King restaurants are all located in the United States, primarily in the Northeast, Southeast and Midwest. Pollo Tropical is a quick-casual restaurant chain featuring grilled marinated chicken and authentic “made from scratch” side dishes, and its core markets are primarily located in south and central Florida. Taco Cabana is a quick-casual restaurant chain featuring Mexican style food, including, flame-grilled beef and chicken fajitas, quesadillas and other Tex-Mex dishes and its core markets are primarily located in Texas.

The accounting policies of each segment are the same as those described in the summary of significant accounting policies. The following table includes Segment EBITDA which is the measure of segment profit or loss as reported to the chief operating decision maker for purposes of allocating resources to the segments and assessing their performance. Segment EBITDA is defined as earnings before interest, income taxes, depreciation and amortization, impairment losses, stock-based compensation expense, other income and loss on extinguishment of debt.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007, 2006 and 2005

(in thousands of dollars, except share and per share amounts)

The “Other” column includes corporate related items not allocated to reportable segments, including stock-based compensation expense. Other identifiable assets consist primarily of cash, certain other assets, corporate property and equipment, goodwill and deferred income taxes.

	Pollo Tropical	Taco Cabana	Burger King	Other	Consolidated
Year ended December 31, 2007
Revenues	$168,555	$239,107	$381,747	$—	$789,409
Cost of sales	53,640	71,378	100,927	—	225,945
Restaurant wages and related expenses	41,734	68,974	120,799	228	231,735
General and administrative expense (1)	9,908	11,082	30,327	1,310	52,627
Depreciation and amortization	6,794	8,514	15,056	1,413	31,777
Segment EBITDA	28,530	30,407	30,848	—
Identifiable assets	59,609	79,370	148,467	178,112	465,558
Capital expenditures, including acquisitions	24,969	17,343	11,265	2,241	55,818

Year ended December 31, 2006
Revenues	$154,207	$228,304	$368,915	$—	$751,426
Cost of sales	48,493	66,061	95,745	—	210,299
Restaurant wages and related expenses	38,625	64,976	115,190	6	218,797
General and administrative expense (1)	8,945	11,649	29,082	74	49,750
Depreciation and amortization	5,050	8,742	18,028	1,714	33,534
Segment EBITDA	28,428	33,494	34,177
Identifiable assets	46,617	71,601	155,272	179,369	452,859
Capital expenditures, including acquisitions	18,175	17,051	8,327	1,586	45,139

Year ended December 31, 2005
Revenues	$136,983	$209,831	$360,096	$—	$706,910
Cost of sales	44,392	60,368	99,067	—	203,827
Restaurant wages and related expenses	31,956	58,932	113,404	—	204,292
General and administrative expense (1)	7,495	10,154	24,852	16,432	58,933
Depreciation and amortization	4,881	7,951	18,988	1,276	33,096
Segment EBITDA	28,691	31,927	31,767
Identifiable assets	59,761	70,883	182,902	183,399	496,945
Capital expenditures, including acquisitions	14,124	16,792	6,614	1,319	38,849

(1)	For the Pollo Tropical and Taco Cabana segments, such amounts include general and administrative expenses related directly to each segment. For the Burger King segment such amounts include general and administrative expenses related directly to the Burger King segment as well as expenses associated with administrative support to all three of the Company’s segments including executive management, information systems and certain accounting, legal and other administrative functions.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007, 2006 and 2005

(in thousands of dollars, except share and per share amounts)

A reconciliation of segment EBITDA to consolidated net income (loss) follows:

	Year ended December 31,
	2007	2006	2005
Segment EBITDA:
Pollo Tropical	$28,530	$28,428	$28,691
Taco Cabana	30,407	33,494	31,927
Burger King	30,848	34,177	31,767

Subtotal	89,785	96,099	92,385
Less:
Depreciation and amortization	31,777	33,534	33,096
Impairment losses	2,169	1,019	1,468
Interest expense	31,439	44,262	42,972
Provision for income taxes	7,468	6,561	2,760
Stock-based compensation expense	1,538	80	16,432
Loss on extinguishment of debt	1,485	—	—
Other income	(1,150)	(2,787)	—

Net income (loss)	$15,059	$13,430	$(4,343)

13. Commitments and Contingencies

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

On April 20, 2005, the Court issued a decision and order granting the Company’s Motion for Summary Judgment that The Company filed in January 2004. Subject to possible appeal by the EEOC, the case is dismissed; however the Court noted that it was not ruling on the claims, if any, that individual employees might have against the Company. The Company does not believe that any individual claim, if any, would have a material adverse impact on its consolidated financial statements.

On February 27, 2006, the Company filed a motion for summary judgment to dismiss all but between four and 17 of the individual claims. On July 10, 2006, in its response to that motion, the EEOC asserted that, notwithstanding the Court’s dismissal of the case as a class action, the EEOC may still maintain some kind of collective action on behalf of these claimants. Oral argument before the Court was held on October 4, 2006 and the Company is awaiting the Court’s decision on the Company’ summary judgment motion. Although the Company believes that the EEOC’s continued class litigation argument is without merit, it is not possible to predict the outcome of the pending motion.

On November 30, 2002, four former hourly employees commenced a lawsuit against the Company in the United States District Court for the Western District of New York (the “Court”) entitled Dawn Seever, et al. v. the Company. The lawsuit alleged, in substance, that The Company violated certain minimum wage laws under the Federal Fair Labor Standards Act and related state laws by requiring employees to work without recording

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007, 2006 and 2005

(in thousands of dollars, except share and per share amounts)

their time and by retaliating against those who complained. The plaintiffs sought damages, costs and injunctive relief. They also sought to notify and certify, a class consisting of current and former employees who, since 1998, have worked, or are working, for The Company.

On December 17, 2007, the Court issued a decision and order denying Plaintiffs’ motion for notice and class certification and granting the Company’s motion to dismiss all of the claims of the plaintiffs, other than certain nominal claims relating to orientation and managers’ meetings. The Court instructed the parties to confer, in good faith, and settle those nominal claims. Subject to settlement of the amounts for orientation and managers’ meetings and possible appeal by the Plaintiffs, the case is concluded. The Company does not believe that these settlement amounts will be material to its consolidated financial statements.

The Company is a party to various other litigation matters incidental to the conduct of business. The Company does not believe that the outcome of any of these other matters will have a material adverse effect on its consolidated financial statements.

14. Retirement Plans

The Company offers its salaried employees the option to participate in the Carrols Corporation Retirement Savings Plan (the “Retirement Plan”). The Retirement Plan includes a savings option pursuant to section 401(k) of the Internal Revenue Code in addition to a post-tax savings option. The Company may elect to contribute to the Retirement Plan on an annual basis. The Company’s contributions are equal to 50% of the employee’s contribution to a maximum Company contribution of $520 annually for any plan year that the Company participates in an employee match. Under the Retirement Plan, the Company’s contributions begin to vest after one year and fully vest after five years of service. A year of service is defined as a plan year during which an employee completes at least 1,000 hours of service. Participating employees may contribute up to 50% of their salary annually to either of the savings options, subject to other limitations. The employees have various investment options available under a trust established by the Retirement Plan. Contributions to the Retirement Plan were $403, $404 and $403 for the years ended December 31, 2007, 2006 and 2005 respectively.

The Company also has a Deferred Compensation Plan which permits employees not eligible to participate in the Retirement Plan because they have been excluded as “highly compensated” employees (as so defined in the Retirement Plan) to voluntarily defer portions of their base salary and annual bonus. All amounts deferred by the participants earn interest at 8% per annum. There is no Company matching on any portion of the funds. At December 31, 2006 and 2005, a total of $3,231 and $2,034, respectively, was deferred under this plan, including accrued interest. Liabilities related to the Deferred Compensation Plan are included in other long-term liabilities in the consolidated balance sheet.

15. Postretirement Benefits

The Company sponsors a postretirement medical and life insurance plan covering substantially all Burger King administrative and restaurant management personnel who retire or terminate after qualifying for such benefits. On November 1, 2007 the Company amended its postretirement medical and life insurance benefits to eliminate life insurance benefits for active employees who retire after December 31, 2007 and to increase retiree contributions for both current and future retirees effective January 1, 2008. As a result of this amendment, a curtailment gain of $105 was recorded in the fourth quarter of 2007 as a reduction to general and administrative expenses and $3.9 million was recorded as a reduction to the liability as a component of accumulated other comprehensive income.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007, 2006 and 2005

(in thousands of dollars, except share and per share amounts)

On December 31, 2006, the Company adopted SFAS 158, which requires recognition of the funded status of the postretirement plan in its consolidated balance sheets with a corresponding adjustment to accumulated other comprehensive income, net of tax. The following table summarizes the incremental effect that the adoption of SFAS 158 had on the Company’s 2006 consolidated balance sheet:

	Before SFAS No. 158	Adjustments	After SFAS No. 158
Postretirement benefit obligation	$4,715	$1,655	$6,370
Deferred income taxes	16,329	(654)	15,675
Total liabilities	477,625	1,001	478,626
Accumulated other comprehensive loss	—	(1,001)	(1,001)
Total stockholders’ deficit	(24,734)	(1,001)	(25,735)

The following was the plan status and accumulated postretirement benefit obligation (APBO) at December 31, 2007 and 2006:

	2007	2006
Change in benefit obligation:
Benefit obligation at beginning of year	$6,370	$6,075
Service cost	429	485
Interest cost	369	335
Plan participants’ contributions	5	9
Amendments/curtailments	(4,447)	—
Actuarial loss (gain)	488	(288)
Benefits paid	(208)	(246)
Medicare part D prescription drug subsidy	16	—

Benefit obligation at end of year	$3,022	$6,370

Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Employer contributions	187	237
Plan participants’ contributions	5	9
Benefits paid	(208)	(246)
Medicare part D prescription drug subsidy	16	—

Fair value of plan assets at end of year	—	—

Funded status	$3,022	$6,370

Weighted average assumptions:
Discount rate used to determine benefit obligations	6.48%	5.90%

Discount rate used to determine net periodic benefit cost	5.90%	5.55%

The discount rate is determined based on high-quality fixed income investments that match the duration of expected retiree medical and life insurance benefits. The Company has typically used the corporate AA/Aa bond rate for this assumption.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007, 2006 and 2005

(in thousands of dollars, except share and per share amounts)

Components of net period postretirement benefit cost recognized in the consolidated income statement were:

	Year ended December 31,
	2007	2006	2005
Net periodic postretirement benefit cost
Service cost	$429	$485	$395
Interest cost	369	335	280
Amortization of net gains and losses	99	92	61
Amortization of prior service credit	(46)	(29)	(30)
Curtailment income	(105)	—	—

Net periodic postretirement benefit cost	$746	$883	$706

The amounts recognized on the consolidated balance sheets of $3,022 and $6,370 at December 31, 2007 and 2006, respectively, were included as a non-current liability. Amounts recognized in accumulated other comprehensive (income) loss, that have not yet been recognized as components of net periodic benefit cost, consisted of:

	2007	2006
Prior service cost	$(4,309)	$(44)
Net gain	2,057	1,699
Income tax provision (benefit)	891	(654)

Accumulated other comprehensive (income) loss	$(1,361)	$1,001

The estimated net gain and prior service credit for the postretirement benefit plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $110 and ($303), respectively.

The following table reflects the changes in accumulated other comprehensive income for the year ended December 31, 2007:

2007
Net loss	$488
Prior service credit	(4,448)
Amortization of net loss	(99)
Amortization of transition assets	—
Amortization of prior service credit	46
Curtailment income	105
Deferred income taxes	1,546

Total recognized in accumulated other comprehensive income	$(2,362)

Assumed health care cost trend rates at December 31 were as follows:

	2007	2006	2005
Medical benefits cost trend rate assumed for the following year	9.00%	8.00%	8.00%
Prescription drug benefit cost trend rate assumed for the following year	11.00%	10.00%	11.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2016	2012	2012

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007, 2006 and 2005

(in thousands of dollars, except share and per share amounts)

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in the health care cost trend rates would have the following effects:

	1% Increase	1% Decrease
Effect on total of service and interest cost components	$148	$(125)
Effect on postretirement benefit obligation	$440	$(378)

During 2008, the Company expects to contribute approximately $118 to its postretirement benefit plan. The benefits, net of Medicare Part D subsidy receipts, expected to be paid in each year from 2008 through 2012 are $118, $132, $132, $139 and $145 respectively, and for the years 2013-2017 the aggregate amount is $1,058.

16. Guarantor Financial Statements

The Company’s obligation under the $180.0 million 9% senior subordinated notes are jointly and severally guaranteed in full on an unsecured senior subordinated basis by certain of the Company’s subsidiaries (“Guarantor Subsidiaries”), all of which are directly of indirectly wholly-owned by the Company. These subsidiaries are:

Cabana Beverages, Inc.

Cabana Bevco LLC

Carrols Realty Holdings

Carrols Realty I Corp.

Carrols Realty II Corp.

Carrols J.G. Corp.

Quanta Advertising Corp.

Pollo Franchise, Inc.

Pollo Operations, Inc.

Taco Cabana, Inc.

TP Acquisition Corp.

TC Bevco LLC

T.C. Management, Inc.

TC Lease Holdings III, V and VI, Inc.

Get Real, Inc.

Texas Taco Cabana, L.P.

TPAQ Holding Corporation

The following supplemental financial information sets forth on a condensed consolidating basis, consolidating balance sheets, statements of operations and statements of cash flows for the Parent Company only, Guarantor Subsidiaries and for the Company as of December 31, 2007 and 2006 and for the years ended December 31, 2007, 2006 and 2005.

For certain of the Company’s sale-leaseback transactions, the Parent Company has guaranteed on an unsecured basis the rental payments of its subsidiaries. In accordance with Emerging Issues Task Force Issue No. 90-14, “Unsecured Guarantee by Parent of Subsidiary’s Lease Payments in a Sale-Leaseback Transaction”, the Company has included in the following Guarantor Financial Statements amounts pertaining to these leases as if they were accounted for as financing transactions of the Guarantor subsidiaries. These adjustments are eliminated in consolidation.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007, 2006 and 2005

(in thousands of dollars, except share and per share amounts)

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

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2007

(in thousands of dollars)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$4,912	$2,484	$—	$7,396
Trade and other receivables, net	1,239	3,495	—	4,734
Inventories	3,243	2,096	—	5,339
Prepaid rent	1,036	1,767	—	2,803
Prepaid expenses and other current assets	2,458	3,714	—	6,172
Refundable income taxes	—	—	—	—
Deferred income taxes	2,789	2,013	—	4,802

Total current assets	15,677	15,569	—	31,246
Property and equipment, net	60,874	193,636	(54,185)	200,325
Franchise rights, net	80,052	—	—	80,052
Goodwill	1,450	123,484	—	124,934
Intangible assets, net	—	887	—	887
Franchise agreements, net	5,548	—	—	5,548
Intercompany receivable (payable)	166,701	(167,258)	557	—
Investment in subsidiaries	39,080	—	(39,080)	—
Deferred income taxes	3,845	7,961	(1,247)	10,559
Other assets	7,345	6,373	(1,711)	12,007

Total assets	$380,572	$180,652	$(95,666)	$465,558

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$3,080	$49	$—	$3,129
Accounts payable	10,436	9,618	—	20,054
Accrued interest	8,148	—	—	8,148
Accrued payroll, related taxes and benefits	10,966	7,703	—	18,669
Accrued income taxes payable	933	—	—	933
Accrued real estate taxes	744	2,568	—	3,312
Other liabilities	7,138	2,975	—	10,113

Total current liabilities	41,445	22,913	—	64,358
Long-term debt, net of current portion	297,117	1,037		298,154
Lease financing obligations	13,065	108,089	(68,465)	52,689
Deferred income—sale-leaseback of real estate	17,713	5,650	7,985	31,348
Accrued postretirement benefits	3,022	—	—	3,022
Other liabilities	15,007	7,313	464	22,784

Total liabilities	387,369	145,002	(60,016)	472,355
Commitments and contingencies
Stockholder’s equity (deficit)	(6,797)	35,650	(35,650)	(6,797)

Total liabilities and stockholder’s equity (deficit)	$380,572	$180,652	$(95,666)	$465,558

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2006

(in thousands of dollars)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$1,182	$2,757	$—	$3,939
Trade and other receivables, net	783	4,581	—	5,364
Inventories	2,997	1,680	—	4,677
Prepaid rent	2,203	1,927	—	4,130
Prepaid expenses and other current assets	1,920	3,447	—	5,367
Refundable income taxes	2,806	—	—	2,806
Deferred income taxes	2,653	1,886	—	4,539

Total current assets	14,544	16,278	—	30,822
Property and equipment, net	62,978	171,369	(51,605)	182,742
Franchise rights, net	83,268	—	—	83,268
Goodwill	1,450	123,484	—	124,934
Intangible assets, net	—	1,175	—	1,175
Franchise agreements, net	5,793	—	—	5,793
Intercompany receivable (payable)	151,907	(152,204)	297	—
Investment in subsidiaries	35,396	—	(35,396)	—
Deferred income taxes	5,215	6,619	(698)	11,136
Other assets	8,703	6,008	(1,722)	12,989

Total assets	$369,254	$172,729	$(89,124)	$452,859

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$2,295	$182	$—	$2,477
Accounts payable	7,783	10,077	—	17,860
Accrued interest	7,861	—	—	7,861
Accrued payroll, related taxes and benefits	11,034	7,411	—	18,445
Accrued real estate taxes	1,754	2,348	—	4,102
Other liabilities	7,123	3,500	—	10,623

Total current liabilities	37,850	23,518	—	61,368
Long-term debt, net of current portion	296,397	1,035		297,432
Lease financing obligations	19,419	103,060	(63,908)	58,571
Deferred income—sale-leaseback of real estate	18,548	4,812	8,031	31,391
Accrued postretirement benefits	6,370	—	—	6,370
Other liabilities	16,405	6,799	258	23,462

Total liabilities	394,989	139,224	(55,619)	478,594
Commitments and contingencies
Stockholder’s equity (deficit)	(25,735)	33,505	(33,505)	(25,735)

Total liabilities and stockholder’s equity (deficit)	$369,254	$172,729	$(89,124)	$452,859

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2007

(in thousands of dollars)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
Revenues:
Restaurant sales	$381,747	$406,318	$—	$788,065
Franchise royalty revenues and fees	—	1,344	—	1,344

Total revenues	381,747	407,662	—	789,409

Costs and expenses:
Cost of sales	100,927	125,018	—	225,945
Restaurant wages and related expenses (including stock based compensation of $228)	120,938	110,797	—	231,735
Restaurant rent expense	23,784	15,078	5,260	44,122
Other restaurant operating expenses	57,881	57,911	—	115,792
Advertising expense	17,181	13,760	—	30,941
General and administrative (including stock-based compensation expense of $1,310)	27,556	25,071	—	52,627
Depreciation and amortization	15,860	17,157	(1,240)	31,777
Impairment losses	346	1,823	—	2,169
Other income	(803)	(347)	—	(1,150)

Total operating expenses	363,670	366,268	4,020	733,958

Income from operations	18,077	41,394	(4,020)	55,451
Interest expense	27,178	10,109	(5,848)	31,439
Loss on extinguishment of debt	1,485			1,485
Intercompany interest allocations	(18,225)	18,225	—	—

Income before income taxes	7,639	13,060	1,828	22,527
Provision for income taxes	1,800	5,059	609	7,468
Equity income from subsidiaries	9,220	—	(9,220)	—

Net income	$15,059	$8,001	$(8,001)	$15,059

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2006

(in thousands of dollars)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
Revenues:
Restaurant sales	$368,915	$381,154	$—	$750,069
Franchise royalty revenues and fees	—	1,357	—	1,357

Total revenues	368,915	382,511	—	751,426

Costs and expenses:
Cost of sales	95,745	114,554	—	210,299
Restaurant wages and related expenses	115,196	103,601	—	218,797
Restaurant rent expense	22,150	11,791	3,827	37,768
Other restaurant operating expenses	56,732	54,369	—	111,101
Advertising expense	15,839	11,853	—	27,692
General and administrative (including stock-based compensation expense of $74)	25,835	23,915	—	49,750
Depreciation and amortization	18,677	15,746	(889)	33,534
Impairment losses	276	743	—	1,019
Other income	—	(2,787)	—	(2,787)

Total operating expenses	350,450	333,785	2,938	687,173

Income from operations	18,465	48,726	(2,938)	64,253
Interest expense	37,909	10,509	(4,156)	44,262
Intercompany interest allocations	(18,226)	18,226	—	—

Income (loss) before income taxes	(1,218)	19,991	1,218	19,991
Provision (benefit) for income taxes	(730)	6,584	707	6,561
Equity income from subsidiaries	13,918	—	(13,918)	—

Net income	$13,430	$13,407	$(13,407)	$13,430

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2005

(in thousands of dollars)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
Revenues:
Restaurant sales	$360,096	$345,326	$—	$705,422
Franchise royalty revenues and fees	—	1,488	—	1,488

Total revenues	360,096	346,814	—	706,910

Costs and expenses:
Cost of sales	99,067	104,760	—	203,827
Restaurant wages and related expenses	113,404	90,888	—	204,292
Restaurant rent expense	21,200	11,126	2,342	34,668
Other restaurant operating expenses	55,599	48,115	—	103,714
Advertising expense	14,206	11,317	—	25,523
General and administrative (including stock-based compensation expense of $16,432)	33,184	25,749	—	58,933
Depreciation and amortization	19,649	13,926	(479)	33,096
Impairment losses	1,373	95	—	1,468

Total operating expenses	357,682	305,976	1,863	665,521

Income from operations	2,414	40,838	(1,863)	41,389
Interest expense	36,220	9,346	(2,594)	42,972
Intercompany interest allocations	(18,225)	18,225	—	—

Income (loss) before income taxes	(15,581)	13,267	731	(1,583)
Provision (benefit) for income taxes	(3,860)	6,361	259	2,760
Equity income from subsidiaries	7,378	—	(7,378)	—

Net income (loss)	$(4,343)	$6,906	$(6,906)	$(4,343)

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2007

(in thousands of dollars)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
Net income	$15,059	$8,001	$(8,001)	$15,059
Adjustments to reconcile net income to net cash provided from operating activities:
(Gain) loss on disposal of property and equipment	(469)	71	—	(398)
Stock-based compensation	1,141	397	—	1,538
Depreciation and amortization	15,860	17,157	(1,240)	31,777
Amortization of deferred financing costs	1,182	118	(61)	1,239
Amortization of unearned purchase discounts	(2,155)	—	—	(2,155)
Amortization of deferred gains from sale-leaseback transactions	(1,188)	(409)	(357)	(1,954)
Accretion of interest on lease financing obligations	60	472	—	532
Impairment losses	346	1,823	—	2,169
Loss on extinguishment of debt	1,485	—	—	1,485
Gain on settlement of lease financing obligations, net	(174)	—	—	(174)
Deferred income taxes	(313)	(1,042)	123	(1,232)
Changes in other operating assets and liabilities	(12,791)	10,324	9,536	7,069

Net cash provided from operating activities	18,043	36,912	—	54,955

Cash flows used for investing activities:
Capital expenditures:
New restaurant development	(1,122)	(33,775)	—	(34,897)
Restaurant remodeling	(6,594)	(3,480)	—	(10,074)
Other restaurant capital expenditures	(3,549)	(5,057)	—	(8,606)
Corporate and restaurant information systems	(2,033)	(208)	—	(2,241)

Total capital expenditures	(13,298)	(42,520)	—	(55,818)
Properties purchased for sale-leaseback	—	(2,461)	—	(2,461)
Proceeds from sale-leaseback transactions	3,563	2,755	4,281	10,599
Proceeds from sales of other properties	1,406	979	—	2,385

Net cash used for investing activities	(8,329)	(41,247)	4,281	(45,295)

Cash flows provided from (used for) financing activities:
Repayment of term loans under prior credit facility	(118,400)	—	—	(118,400)
Borrowings on revolving credit facility	(49,600)	—	—	(49,600)
Repayments on revolving credit facility	49,600	—	—	49,600
Proceeds from new senior credit facility	120,000	—	—	120,000
Principal payments on capital leases	(95)	(219)	—	(314)
Expenses from initial public offering	(21)	—	—	(21)
Financing costs associated with issuance of debt and lease financing obligations	(1,228)	(137)	137	(1,228)
Settlement of lease financing obligations	(6,240)	—	—	(6,240)
Proceeds from lease financing obligations	—	4,418	(4,418)	—

Net cash provided from (used for) financing activities	(5,984)	4,062	(4,281)	(6,203)

Net increase (decrease) in cash and cash equivalents	3,730	(273)	—	3,457
Cash and cash equivalents, beginning of period	1,182	2,757	—	3,939

Cash and cash equivalents, end of period	$4,912	$2,484	$—	$7,396

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2006

(in thousands of dollars)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
Net income	$13,430	$13,407	$(13,407)	$13,430
Adjustments to reconcile net income to net cash provided from operating activities:
Gain on disposal of property and equipment	—	(1,398)	—	(1,398)
Stock-based compensation	69	—	—	69
Depreciation and amortization	18,677	15,746	(889)	33,534
Amortization of deferred financing costs	1,362	276	(189)	1,449
Amortization of unearned purchase discounts	(2,155)	—	—	(2,155)
Amortization of deferred gains from sale-leaseback transactions	(746)	(183)	(374)	(1,303)
Accretion of interest on lease financing obligations	(35)	477	(30)	412
Impairment losses	276	743	—	1,019
Gain on settlement of lease financing obligations, net	(309)	—	189	(120)
Deferred income taxes	1,476	1,217	430	3,123
Changes in other operating assets and liabilities	(580)	(12,995)	14,270	695

Net cash provided from operating activities	31,465	17,290	—	48,755

Cash flows used for investing activities:
Capital expenditures:
New restaurant development	(324)	(27,808)	—	(28,132)
Restaurant remodeling	(4,557)	(1,815)	—	(6,372)
Other restaurant capital expenditures	(3,446)	(5,603)	—	(9,049)
Corporate and restaurant information systems	(1,149)	(437)	—	(1,586)

Total capital expenditures	(9,476)	(35,663)	—	(45,139)
Properties purchased for sale-leaseback	(1,008)	(2,405)	—	(3,413)
Proceeds from sale-leaseback transactions	9,614	16,155	10,544	36,313
Proceeds from sales of other properties	—	1,800	—	1,800

Net cash used for investing activities	(870)	(20,113)	10,544	(10,439)

Cash flows provided from (used for) financing activities:
Scheduled principal payments on term loans	(2,200)	—	—	(2,200)
Principal pre-payments on term loans	(91,200)	—	—	(91,200)
Principal payments on capital leases	(140)	(247)	—	(387)
Expenses from initial public offering	65,419	—	—	65,419
Financing costs associated with issuance of debt and lease financing obligations	—	(586)	586	—
Dividend paid to parent	(141)	—	—	(141)
Settlement of lease financing obligations	(8,644)	(6,555)	—	(15,199)
Proceeds from lease financing obligations	—	11,130	(11,130)	—

Net cash provided from (used for) financing activities	(36,906)	3,742	(10,544)	(43,708)

Net increase (decrease) in cash and cash equivalents	(6,311)	919	—	(5,392)
Cash and cash equivalents, beginning of period	7,493	1,838	—	9,331

Cash and cash equivalents, end of period	$1,182	$2,757	$—	$3,939

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2005

(in thousands of dollars)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
Cash flows provided from (used for) operating activities:
Net income (loss)	$(4,343)	$6,906	$(6,906)	$(4,343)
Adjustments to reconcile net income (loss) to net cash provided from (used for) operating activities:
Gain on sales of properties	(35)	(585)	—	(620)
Stock-based compensation	10,883	5,427	—	16,310
Depreciation and amortization	19,649	13,926	(479)	33,096
Amortization of deferred financing costs	1,395	257	(123)	1,529
Amortization of unearned purchase discounts	(2,156)	—	—	(2,156)
Amortization of deferred gains from sale-leaseback transactions	(213)	(115)	(153)	(481)
Accretion of interest on lease financing obligations	(75)	461	(42)	344
Impairment losses	1,373	95	—	1,468
Deferred income taxes	(1,876)	2,660	252	1,036
Changes in payroll and related accounts	(27,996)	(2,050)	—	(30,046)
Changes in other operating assets and liabilities	(5,388)	3,808	7,451	5,871

Net cash provided from (used for) operating activities	(8,782)	30,790	—	22,008

Cash flows used for investing activities:
Capital expenditures:
New restaurant development	(1,234)	(19,379)	—	(20,613)
Restaurant remodeling	(2,634)	(1,384)	—	(4,018)
Other restaurant capital expenditures	(2,745)	(5,939)	—	(8,684)
Corporate and restaurant information systems	(791)	(528)	—	(1,319)
Acquisition of Taco Cabana restaurants	—	(4,215)	—	(4,215)

Total capital expenditures	(7,404)	(31,445)	—	(38,849)
Properties purchased for sale-leaseback	(275)	(816)	—	(1,091)
Proceed from sale-leaseback transactions	3,519	1,718	—	5,237
Proceeds from sales of other properties	126	669	—	795

Net cash used for investing activities	(4,034)	(29,874)	—	(33,908)

Cash flows used for financing activities:
Scheduled principal payments on term loans	(2,200)	—	—	(2,200)
Purchase of properties under lease financing obligations	—	(1,074)	—	(1,074)
Principal payments on capital leases	(144)	(275)	—	(419)
Principal pre-payments on term loans	(6,000)	—	—	(6,000)
Financing costs associated with issuance of debt	(542)	—	—	(542)

Net cash used for financing activities	(8,886)	(1,349)	—	(10,235)

Net decrease in cash and cash equivalents	(21,702)	(433)	—	(22,135)
Cash and cash equivalents, beginning of year	29,195	2,271	—	31,466

Cash and cash equivalents, end of year	$7,493	$1,838	$—	$9,331

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007, 2006 and 2005

(in thousands of dollars, except share and per share amounts)

17. Subsequent Events

On January 15, 2008, Carrols Restaurant Group granted options to purchase 517,820 shares of its common stock, consisting of 160,000 shares of non-qualified stock options and 357,820 shares of ISO’s, and issued 7,100 shares of restricted stock. The non-qualified stock options and ISO’s granted are exercisable for up to one-fifth of the total number of option shares on or after the first anniversary of the grant date and as of the first day of each month thereafter are exercisable for an additional one-sixtieth of the total number of option shares until fully exercisable. The options expire seven years from the date of the grant and were issued with an exercise price equal to the fair market value of Carrols Restaurant Group’s stock price, or $8.08 per share of common stock, on the date of grant. The restricted stock awards vest 100% on the third anniversary of the award date.

18. Selected Quarterly Financial Data (Unaudited)

	2007
	First Quarter		Second Quarter	Third Quarter		Fourth Quarter
Revenue	$188,203		$200,449	$203,509		$197,248
Gross profit (1)	25,409		29,074	28,536		27,546
Income from operations	12,312	(2)	15,362	14,350	(2)	13,427	(2)
Net income	1,579		5,099	4,865		3,516

	2006
	First Quarter		Second Quarter	Third Quarter		Fourth Quarter
Revenue	$182,543		$190,581	$189,597		$188,705
Gross profit (1)	26,514		29,773	29,127		28,535
Income from operations	13,675		17,590	17,926	(3)	15,062	(4)
Net income	1,527		3,090	5,130		3,683

(1)	Gross profit is defined as total revenues less cost of sales, restaurant wages and related expenses, restaurant rent expense, other restaurant operating expenses and advertising expenses.
(2)	The Company recorded $0.3 million of other income related to the sale of one of its Taco Cabana restaurant properties in the first quarter of 2007, $0.3 million of other income related to the sale of one of its non-operating Burger King restaurant properties in the third quarter of 2007 and $0.5 million of other income related to the sale of one of its non-operating Burger King restaurant properties in the fourth quarter of 2007 (See Note 9).
(3)	In the third quarter of 2006, the Company recorded $1.4 million of other income related to a reduction of exit cost reserves (See Note 5).
(4)	In the fourth quarter of 2006, the Company recorded $1.4 million of other income related to a lease termination gain (See Note 9).

CARROLS CORPORATION AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2007, 2006 and 2005

(in thousands of dollars)

Column A	Column B	Col. C		Col. D		Col. E
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to other accounts	Deductions		Balance at End of Period
Year ended December 31, 2007:
Deferred income tax valuation allowance	$1,022	$(257)	$—	$—		$765
Year ended December 31, 2006:
Reserve for note receivable	$1,094	$—	$—	$(1,094	)(a)	$—
Deferred income tax valuation allowance	1,119	(97)	—	—		1,022
Year ended December 31, 2005:
Reserve for doubtful trade accounts receivable	$81	$—	$—	$(81	)(b)	$—
Reserve for note receivable	1,159	—	—	(65	)(a)	1,094
Deferred income tax valuation allowance	—	1,119 (c)	—	—		1,119

(a)	Represents payments received on this fully reserved note. (See Note 5 to the consolidated financial statements)
(b)	Represents write-offs of accounts.
(c)	Represents the establishment of a valuation allowance on certain deferred tax assets.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 11th day of March 2008.

CARROLS RESTAURANT GROUP, INC.

By:	/S/ ALAN VITULI
Alan Vituli, Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ALAN VITULI Alan Vituli	Director, Chairman of the Board and Chief Executive Officer	March 11, 2008

/S/ DANIEL T. ACCORDINO Daniel T. Accordino	President, Chief Operating Officer and Director	March 11, 2008

/S/ PAUL R. FLANDERS Paul R. Flanders	Vice President—Chief Financial Officer and Treasurer	March 11, 2008

/S/ TIMOTHY J. LALONDE Timothy J. LaLonde	Vice President—Controller	March 11, 2008

/S/ JACK A. SMITH Jack A. Smith	Director	March 11, 2008

/S/ ROBIN P. SELATI Robin P. Selati	Director	March 11, 2008

/S/ CLAYTON E. WILHITE Clayton E. Wilhite	Director	March 11, 2008

/S/ JOEL M. HANDEL Joel M. Handel	Director	March 11, 2008

/S/ OLASENI ADEYEMI SONUGA Olaseni Adeyemi Sonuga	Director	March 11, 2008

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 11th day of March 2008.

CARROLS CORPORATION

By:	/s/ ALAN VITULI
Alan Vituli, Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ALAN VITULI Alan Vituli	Director, Chairman of the Board and Chief Executive Officer	March 11, 2008

/S/ DANIEL T. ACCORDINO Daniel T. Accordino	President, Chief Operating Officer and Director	March 11, 2008

/S/ PAUL R. FLANDERS Paul R. Flanders	Vice President—Chief Financial Officer and Treasurer	March 11, 2008

/S/ TIMOTHY J. LALONDE Timothy J. LaLonde	Vice President—Controller	March 11, 2008

/S/ JACK A. SMITH Jack A. Smith	Director	March 11, 2008

/S/ ROBIN P. SELATI Robin P. Selati	Director	March 11, 2008

/S/ CLAYTON E. WILHITE Clayton E. Wilhite	Director	March 11, 2008

/S/ JOEL M. HANDEL Joel M. Handel	Director	March 11, 2008

/S/ OLASENI ADEYEMI SONUGA Olaseni Adeyemi Sonuga	Director	March 11, 2008