Form 10-Q
period 2008-06-29
CARROLS RESTAURANT GROUP, INC.; CARROLS CORP
filed 2008-08-06
CIK 809248, 17927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2008

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

Carrols Corporation meets the conditions set forth in General Instruction H(1) and is therefore filing this form with reduced disclosure format pursuant to General Instruction H(2).

Indicate by check mark whether either of the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ☐

Indicate by check mark whether the registrants are large accelerated filers, accelerated filers, non-accelerated filers or smaller reporting companies. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act, (Check one):

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

As of August 1, 2008, Carrols Restaurant Group, Inc. had 21,573,809 shares of its common stock, $.01 par value, outstanding. As of August 1, 2008, all outstanding equity securities of Carrols Corporation, which consisted of 10 shares of its common stock, were owned by Carrols Restaurant Group, Inc.

CARROLS RESTAURANT GROUP, INC.

FORM 10-Q

QUARTER ENDED JUNE 30, 2008

PART I—FINANCIAL INFORMATION

ITEM 1—INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars, except share and per share amounts)

(Unaudited)

	June 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$4,432	$7,396
Trade and other receivables	5,885	4,734
Inventories	5,145	5,339
Prepaid rent	2,878	2,803
Prepaid expenses and other current assets	6,961	6,172
Deferred income taxes	4,784	4,802

Total current assets	30,085	31,246
Property and equipment, net	211,953	200,325
Franchise rights, net (Note 4)	78,469	80,052
Goodwill (Note 4)	124,934	124,934
Intangible assets, net	742	887
Franchise agreements, at cost less accumulated amortization of $5,681 and $5,646, respectively	5,657	5,548
Deferred income taxes	10,336	10,559
Other assets	11,405	12,007

Total assets	$473,581	$465,558

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt (Note 5)	$6,117	$3,129
Accounts payable	21,208	20,054
Accrued interest	7,844	8,148
Accrued payroll, related taxes and benefits	16,295	18,669
Accrued income taxes payable	1,964	933
Accrued real estate taxes	3,607	3,312
Other liabilities	11,610	10,113

Total current liabilities	68,645	64,358
Long-term debt, net of current portion (Note 5)	302,712	298,154
Lease financing obligations (Note 9)	47,315	52,689
Deferred income—sale-leaseback of real estate	31,731	31,348
Accrued postretirement benefits (Note 8)	2,886	3,022
Other liabilities (Note 7)	21,450	22,822

Total liabilities	474,739	472,393
Commitments and contingencies (Note 12)
Stockholders’ deficit:
Preferred stock, par value $.01; authorized 20,000,000 shares, issued and outstanding—none	—	—
Voting common stock, par value $.01; authorized 100,000,000 shares, issued and outstanding—21,571,871 and 21,571,565 shares, respectively	216	216
Additional paid-in capital	(625)	(1,591)
Accumulated deficit	(1,977)	(6,680)
Accumulated other comprehensive income	1,369	1,361
Treasury stock, at cost	(141)	(141)

Total stockholders’ deficit	(1,158)	(6,835)

Total liabilities and stockholders’ deficit	$473,581	$465,558

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007

(In thousands of dollars, except share and per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Revenues:
Restaurant sales	$210,331	$200,117	$405,724	$387,983
Franchise royalty revenues and fees	351	332	711	669

Total revenues	210,682	200,449	406,435	388,652

Costs and expenses:
Cost of sales	63,943	57,375	121,572	109,669
Restaurant wages and related expenses (including stock-based compensation expense of $57, $39, $114 and $76, respectively)	60,763	58,562	119,304	114,510
Restaurant rent expense	11,568	10,907	23,051	21,586
Other restaurant operating expenses	31,348	28,534	60,893	56,481
Advertising expense	9,224	8,449	17,048	16,984
General and administrative (including stock-based compensation expense of $435, $315, $852 and $633, respectively)	13,717	13,305	26,712	26,451
Depreciation and amortization	8,077	7,887	16,099	15,578
Impairment losses (Note 3)	81	69	102	69
Other income (Note 10)	(119)	—	(119)	(347)

Total operating expenses	198,602	185,088	384,662	360,981

Income from operations	12,080	15,361	21,773	27,671
Interest expense	7,123	7,601	14,557	15,957
Loss (gain) on extinguishment of debt (Note 5)	(180)	—	(180)	1,485

Income before income taxes	5,137	7,760	7,396	10,229
Provision for income taxes (Note 6)	1,880	2,662	2,693	3,554

Net income	$3,257	$5,098	$4,703	$6,675

Basic and diluted net income per share (Note 13)	$0.15	$0.24	$0.22	$0.31

Basic weighted average common shares outstanding (Note 13)	21,571,652	21,550,827	21,571,609	21,550,827
Diluted weighted average common shares outstanding (Note 13)	21,575,405	21,565,208	21,574,825	21,561,795

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2008 AND 2007

(In thousands of dollars)

(Unaudited)

	2008	2007
Cash flows provided from operating activities:
Net income	$4,703	$6,675
Adjustments to reconcile net income to net cash provided from operating activities:
Loss (gain) on disposals of property and equipment	(12)	109
Stock-based compensation expense	966	709
Depreciation and amortization	16,099	15,578
Amortization of deferred financing costs	595	638
Amortization of unearned purchase discounts	(1,077)	(1,078)
Amortization of deferred gains from sale-leaseback transactions	(1,044)	(969)
Impairment losses	102	69
Loss (gain) on settlements of lease financing obligations	31	(163)
Accretion of interest on lease financing obligations	120	262
Deferred income taxes	249	(210)
Accrued income taxes	1,031	3,958
Loss (gain) on extinguishment of debt	(180)	1,485
Changes in other operating assets and liabilities	(2,203)	2,524

Net cash provided from operating activities	19,380	29,587

Cash flows used for investing activities:
Capital expenditures:
New restaurant development	(16,385)	(18,720)
Restaurant remodeling	(6,168)	(3,244)
Other restaurant capital expenditures	(4,091)	(4,270)
Corporate and restaurant information systems	(2,585)	(1,493)

Total capital expenditures	(29,229)	(27,727)
Properties purchased for sale-leaseback	—	(2,461)
Proceeds from sale-leaseback transactions	4,657	2,473
Proceeds from sales of other properties	119	979

Net cash used for investing activities	(24,453)	(26,736)

Cash flows provided from (used for) financing activities:
Repayment of term loans under prior credit facility	—	(118,400)
Borrowings on revolving credit facility	62,400	11,600
Repayments on revolving credit facility	(52,900)	(11,600)
Proceeds from new senior credit facility	—	120,000
Principal payments on capital leases	(71)	(205)
Expenses from initial public offering	—	(21)
Financing costs associated with issuance of debt	—	(1,228)
Repurchase of senior subordinated notes	(1,820)	—
Settlement of lease financing obligations	(5,500)	(4,412)

Net cash provided from (used for) financing activities	2,109	(4,266)

Net decrease in cash and cash equivalents	(2,964)	(1,415)
Cash and cash equivalents, beginning of period	7,396	3,939

Cash and cash equivalents, end of period	$4,432	$2,524

Supplemental disclosures:
Interest paid on long-term debt	$11,596	$12,912
Interest paid on lease financing obligations	$2,520	$2,476
Increase in accruals for capital expenditures	$220	$196
Income taxes paid (refunded), net	$1,414	$(195)
Capital lease obligations incurred	$117	$—

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

Business Description. At June 30, 2008 the Company operated, as franchisee, 319 quick-service restaurants under the trade name “Burger King” in 12 Northeastern, Midwestern and Southeastern states. At June 30, 2008, the Company also owned and operated 88 Pollo Tropical restaurants, of which 85 were located in Florida and three were located in New Jersey, and franchised a total of 27 Pollo Tropical restaurants, 23 in Puerto Rico, two in Ecuador and two on college campuses in Florida. At June 30, 2008, the Company owned and operated 150 Taco Cabana restaurants located primarily in Texas and franchised two Taco Cabana restaurants in New Mexico and one in Georgia.

Fiscal Year. The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. All references herein to the fiscal years ended December 30, 2007 and December 31, 2006 will be referred to as the fiscal years ended December 31, 2007 and 2006, respectively. Similarly, all references herein to the three and six months ended June 29, 2008 and July 1, 2007 will be referred to as the three and six months ended June 30, 2008 and June 30, 2007, respectively. The years ended December 31, 2007 and 2006 each contained 52 weeks and the three and six months ended June 30, 2008 and 2007 contained thirteen and twenty-six weeks, respectively.

Basis of Presentation. The accompanying unaudited consolidated financial statements for the three and six months ended June 30, 2008 and 2007 have been prepared without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission and do not include certain of the information and the footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of such financial statements have been included. The results of operations for the three and six months ended June 30, 2008 and 2007 are not necessarily indicative of the results to be expected for the full year.

These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2007 contained in the Company’s 2007 Annual Report on Form 10-K. The December 31, 2007 balance sheet data is derived from those audited financial statements.

Reclassification of previously issued interim financial statements. The Company has reclassified certain prior year amounts related to its Pollo Tropical restaurant expenses from cost of sales to other restaurant operating expenses in order to conform to the 2008 presentation in the Company’s interim results of operations and the presentation in the Company’s 2007 Annual Report on Form 10-K. The amount of increase (decrease) in previously reported interim amounts was as follows:

	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007
Cost of sales	$(264)	$(527)
Other restaurant operating expenses	264	527

Total	$—	$—

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

On January 15, 2008, the Company granted options to purchase 517,820 shares of its common stock, consisting of 160,000 shares of non-qualified stock options and 357,820 shares of incentive stock options (“ISOs”), and issued 7,100 shares of restricted stock. The non-qualified stock options and ISOs granted are exercisable for up to one-fifth of the total number of option shares on or after the first anniversary of the grant date and as of the first day of each month thereafter are exercisable for an additional one-sixtieth of the total number of option shares until fully exercisable. The options expire seven years from the date of the grant and were issued with an exercise price equal to the fair market value of the stock price, or $8.08 per share of common stock, on the date of grant. The restricted stock awards vest 100% on the third anniversary of the award date.

During the three months ended June 30, 2008 an aggregate of 10,500 non-qualified stock options were granted to three non-employee directors under the 2006 Plan. The options were issued with an exercise price equal to the fair market value of the stock price, or $6.43 per share of common stock, on the date of grant and generally vest 20% per year. During the three months ended June 30, 2007, there were an aggregate of 1,000 restricted shares granted to certain employees and an aggregate of 10,500 non-qualified options granted to three non-employee directors under the 2006 Plan. The stock options granted to the non-employee directors vest 20% per year and the restricted shares granted to employees vest 33% per year.

The Company currently uses and will continue to use the simplified method to estimate the expected term for share option grants until it has enough historical experience to provide a reasonable estimate of expected term in accordance with Staff Accounting Bulletin No. 110 (“SAB 110”). The weighted average fair-value of options granted during the three months ended June 30, 2008 was $1.96 which was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

2008
Risk-free interest rate	3.22%
Annual dividend yield	0%
Expected term	4 years
Expected volatility	33%

Stock-based compensation expense for the three and six months ended June 30, 2008 was $0.5 million and $1.0 million, respectively and for the three and six months ended June 30, 2007 was $0.4 million and $0.7 million, respectively.

As of June 30, 2008, the total non-vested stock-based compensation expense relating to the options and restricted shares is approximately $4.7 million and the Company expects to record an additional $1.0 million as compensation expense in 2008. The remaining weighted average vesting period for the stock options is 3.89 years and restricted shares is approximately 2.18 years at June 30, 2008.

Stock Options

A summary of all option activity for the six months ended June 30, 2008 was as follows:

	2006 Plan
	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands) (1)
Options outstanding at January 1, 2008	1,214,690	$14.31	6.0	$—
Granted	528,320	8.05
Forfeited	(42,712)	11.95

Options outstanding at June 30, 2008	1,700,298	$12.41	5.8	$—

Expected to vest at June 30, 2008	1,306,931	$11.90	5.9	$—

Options exercisable at June 30, 2008	358,059	$14.31	5.5	$—

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(in thousands of dollars except share and per share amounts)

(1)	The aggregate intrinsic value was calculated using the difference between the market price of the Company’s common stock at June 30, 2008 and the grant price for only those awards that have a grant price that is less than the market price of the Company’s common stock at June 30, 2008.

Restricted Shares

The restricted stock activity for the six months ended June 30, 2008 was as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2008	55,398	$13.22
Shares granted	7,100	8.08
Shares vested	(306)	16.00
Shares forfeited	(2,664)	12.86

Nonvested at June 30, 2008	59,528	12.60

The value of restricted shares is determined based on the Company’s closing price on the date of grant.

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

For the three and six months ended June 30, 2008 and 2007, the Company recorded impairment losses on long-lived assets for its segments as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2008	2007	2008	2007
Burger King	$71	$14	$92	$14
Taco Cabana	10	55	10	55

	$81	$69	$102	$69

4. Goodwill and Franchise Rights

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

	Pollo Tropical	Taco Cabana	Burger King	Total
Balance, June 30, 2008	$56,307	$67,177	$1,450	$124,934

Burger King Franchise Rights. Amounts allocated to franchise rights for each Burger King acquisition are amortized using the straight-line method over the average remaining term of the acquired franchise agreements at January 1, 2002 plus one twenty-year renewal period. The Company assesses the potential impairment of franchise rights whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If an indicator of impairment exists, an estimate of the aggregate undiscounted future cash flows from the acquired restaurants is compared to the respective carrying value of franchise

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(in thousands of dollars except share and per share amounts)

rights for each Burger King acquisition. If an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value. There were no impairment charges recorded against franchise rights for the three and six months ended June 30, 2008 and 2007.

Amortization expense related to Burger King franchise rights was $799 and $804 for the three months ended June 30, 2008 and 2007, respectively. Amortization expense related to Burger King franchise rights was $1,600 and $1,608 for the six months ended June 30, 2008 and 2007. The estimated amortization expense for the year ending December 31, 2008 is $3,197 and for each of the five succeeding years is $3,196.

5. Long-term Debt

Long-term debt at June 30, 2008 and December 31, 2007 consisted of the following:

	June 30, 2008	December 31, 2007
Collateralized:
Revolving Credit facility	$9,500	$—
Senior Credit Facility-Term loan A facility	120,000	120,000
Unsecured:
9% Senior Subordinated Notes	178,000	180,000
Capital leases	1,329	1,283

	308,829	301,283
Less: current portion	(6,117)	(3,129)

	$302,712	$298,154

On March 9, 2007, Carrols terminated and replaced its prior senior credit facility with a new senior credit facility with a syndicate of lenders. Carrols’ credit facility totals approximately $185 million, consisting of $120 million principal amount of term loan A borrowings maturing on March 8, 2013 (or earlier on September 30, 2012 if the 9% Senior Subordinated Notes due 2013 are not refinanced by June 30, 2012) and a $65.0 million revolving facility (including a sub limit of up to $25.0 million for letters of credit and up to $5.0 million for swingline loans), maturing on March 8, 2012. The term loan A borrowings and an additional $4.3 million of revolver borrowings from this facility were used to repay all outstanding borrowings and other obligations under the Carrols’ prior senior credit facility and to pay certain fees and expenses incurred in connection with the new senior credit facility. The Company also recorded a $1.5 million loss on extinguishment of debt in the six months ended June 30, 2007 for the write-off of deferred financing costs related to the prior senior credit facility.

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

Under the senior credit facility, Carrols is also required to make mandatory prepayments of principal on term loan A facility borrowings (a) annually in an initial amount equal to 50% of Excess Cash Flow depending upon Carrols’ Total Leverage Ratio (as such terms are defined in the senior credit facility), (b) in the event of certain dispositions of assets (all subject to certain exceptions) and insurance proceeds, in an amount equal to 100% of the net proceeds received by Carrols therefrom, and (c) in an amount equal to 100% of the net proceeds from any subsequent issuance of debt.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(in thousands of dollars except share and per share amounts)

In general, Carrols’ obligations under the senior credit facility are guaranteed by the Company and all of Carrols’ material subsidiaries and are collateralized by a pledge of Carrols’ common stock and the stock of each of Carrols’ material subsidiaries. The senior credit facility contains certain covenants, including, without limitation, those limiting the Carrols’ ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of its business, engage in transactions with related parties, make certain investments or pay dividends. In addition, Carrols is required to meet certain financial ratios, including fixed charge coverage, senior leverage, and total leverage ratios (all as defined under the senior credit facility). Carrols was in compliance with the covenants under its senior credit facility as of June 30, 2008.

At June 30, 2008, $120.0 million principal amount of term loan borrowings were outstanding under the term loan A facility and $9.5 million principal amount of borrowings were outstanding under the revolving credit facility. After reserving $14.2 million for letters of credit guaranteed by the facility, $41.3 million was available for borrowings under the revolving credit facility at June 30, 2008.

On December 15, 2004, Carrols issued $180 million of 9% Senior Subordinated Notes due 2013, which are referred to herein as the “senior subordinated notes”. Restrictive covenants under the senior subordinated notes include limitations with respect to the Carrols’ ability to issue additional debt, incur liens, sell or acquire assets or businesses, pay dividends and make certain investments. On April 7, 2008, Carrols purchased and retired $2.0 million of its senior subordinated notes in an open market transaction. This resulted in a gain on extinguishment of debt of $0.2 million in the three months ended June 30, 2008. At June 30, 2008 and December 31, 2007, $178.0 million and $180.0 million principal amount of the senior subordinated notes were outstanding, respectively.

6. Income Taxes

The provision for income taxes for the three and six months ended June 30, 2008 and 2007 was comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Current	$1,945	$2,872	$2,444	$3,764
Deferred	(65)	(210)	249	(210)

	$1,880	$2,662	$2,693	$3,554

The provision for income taxes for the three and six months ended June 30, 2008 was derived using an estimated effective annual income tax rate for 2008 of 37.9%, which excludes any discrete tax adjustments. Discrete tax adjustments reduced the provision for income taxes by $66 and $112 for the three and six months ended June 30, 2008.

The provision for income taxes for the three and six months ended June 30, 2007 was derived using an estimated effective annual income tax rate for 2007 of 36.0%. The tax provision for the three and six months ended June 30, 2007 includes a reduction of tax expense of $0.4 million related to the recognition of additional employment tax credits, $0.2 million of additional tax expense related to a New York state income tax audit assessment and $0.1 million of additional tax expense associated with changes in New York state tax legislation enacted in the second quarter of 2007. The net reduction of income tax expense of $0.1 million for these items was recorded in the second quarter.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2008, the Company had no unrecognized tax benefits and no accrued interest related to uncertain tax positions.

The tax years 2004-2007 remain open to examination by the major taxing jurisdictions to which the Company is subject. It is not possible to reasonably estimate any possible change in the unrecognized tax benefits within the next twelve months.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(in thousands of dollars except share and per share amounts)

7. Other Liabilities, Long-Term

Other liabilities, long-term, at June 30, 2008 and December 31, 2007 consisted of the following:

	June 30, 2008	December 31, 2007
Unearned purchase discounts	$1,115	$2,231
Accrued occupancy costs	10,229	9,667
Accrued workers’ compensation costs	4,156	4,418
Other	5,950	6,506

	$21,450	$22,822

In 2001, management decided to close seven Taco Cabana restaurants in the Phoenix, Arizona market and discontinue restaurant development underway in that market. At both June 30, 2008 and December 31, 2007, the Company had $0.5 million in lease liability reserves for remaining locations that are included in accrued occupancy costs.

8. Postretirement Benefits

The Company provides postretirement medical and life insurance benefits covering substantially all Burger King administrative and restaurant management salaried employees. A December 31 measurement date is used for postretirement benefits. On November 1, 2007 the Company amended its postretirement medical and life insurance benefits to eliminate life insurance benefits for active employees who retire after December 31, 2007 and to increase retiree contributions for both current and future retirees effective January 1, 2008. These amendments reduced the Company’s postretirement benefit obligations and reduced expense in the three and six months ended June 30, 2008.

The following summarizes the components of net periodic benefit cost:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Service cost	$(24)	$128	$14	$246
Interest cost	(18)	110	53	203
Amortization of gains and losses	3	31	44	48
Amortization of unrecognized prior service cost	(67)	10	(180)	3

Net periodic postretirement benefit cost (benefit)	$(106)	$279	$(69)	$500

During the three and six months ended June 30, 2008, the Company made contributions of $31 and $80 to its postretirement plan.

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

In the second quarter of 2008, the Company purchased from the lessor six restaurant properties for $5.5 million that were previously accounted for as lease financing obligations. As a result, the Company reduced its lease financing obligations by $5.5 million and recorded a loss of $31 as an increase to interest expense which represented the amount by which the purchase price exceeded the lease financing obligations.

In the second quarter of 2007, the Company exercised its right of first refusal under the leases for five restaurant properties previously accounted for as lease financing obligations and purchased these properties from the lessor. As a result, the Company reduced its lease financing obligations by $4.4 million. The Company also recorded a gain of $0.2 million as a reduction of interest expense which represented the net amount by which the lease financing obligations exceeded the purchase price of the acquired restaurant properties.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(in thousands of dollars except share and per share amounts)

Interest expense associated with lease financing obligations, including settlement gains and losses, for the three months ended June 30, 2008 and 2007 was $1.4 million and $1.3 million, respectively, and for the six months ended June 30, 2008 and 2007 was $2.7 million and $2.8 million, respectively.

10. Other Income

The Company recorded a gain of $0.1 million in the three and six months ended June 30, 2008 and a gain of $0.3 million in the six months ended June 30, 2007 each related to the sale of a Taco Cabana property.

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

The accounting policies of each segment are the same as those described in the summary of significant accounting policies. The following table includes Segment EBITDA which is the measure of segment profit or loss reported to the chief operating decision maker for purposes of allocating resources to the segments and assessing their performance. Segment EBITDA is defined as earnings attributable to the applicable segment before interest, income taxes, depreciation and amortization, impairment losses, stock-based compensation expense, other income and expense and loss (gain) on extinguishment of debt.

The “Other” column includes corporate related items not allocated to reportable segments, including stock-based compensation expense. Other identifiable assets consist primarily of cash, certain other assets, corporate property and equipment including restaurant information systems expenditures, goodwill and deferred income taxes.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(in thousands of dollars except share and per share amounts)

Three Months Ended	Pollo Tropical	Taco Cabana	Burger King	Other	Consolidated
June 30, 2008:
Total revenues	$45,404	$63,436	$101,842	$—	$210,682
Cost of sales	15,312	19,540	29,091	—	63,943
Restaurant wages and related expenses	10,899	18,594	31,213	57	60,763
General and administrative expenses (1)	2,762	3,006	7,514	435	13,717
Depreciation and amortization	2,000	2,091	3,611	375	8,077
Segment EBITDA	6,733	5,789	8,089
Capital expenditures, including acquisitions	4,862	6,158	3,479	1,881	16,380

June 30, 2007:
Total revenues	$42,747	$60,774	$96,928	$—	$200,449
Cost of sales	13,885	17,975	25,515	—	57,375
Restaurant wages and related expenses	10,634	17,394	30,495	39	58,562
General and administrative expenses (1)	2,547	2,728	7,715	315	13,305
Depreciation and amortization	1,669	2,121	3,758	339	7,887
Segment EBITDA	7,254	8,024	8,393
Capital expenditures, including acquisitions	6,810	5,387	3,347	1,302	16,846

Six Months Ended
June 30, 2008:
Total revenues	$89,736	$123,693	$193,006	$—	$406,435
Cost of sales	29,653	38,376	53,543	—	121,572
Restaurant wages and related expenses	22,199	36,244	60,747	114	119,304
General and administrative expenses (1)	5,328	6,012	14,520	852	26,712
Depreciation and amortization	3,916	4,162	7,249	772	16,099
Segment EBITDA	12,737	12,371	13,713
Capital expenditures, including acquisitions	11,408	9,040	6,196	2,585	29,229

June 30, 2007:
Total revenues	$84,286	$118,968	$185,398	$—	$388,652
Cost of sales	27,014	34,953	47,702	—	109,669
Restaurant wages and related expenses	20,965	33,874	59,595	76	114,510
General and administrative expenses (1)	5,036	5,601	15,181	633	26,451
Depreciation and amortization	3,164	4,174	7,601	639	15,578
Segment EBITDA	14,086	15,375	14,219
Capital expenditures, including acquisitions	13,240	8,043	4,951	1,493	27,727

Identifiable Assets:
At June 30, 2008	$66,924	$81,209	$147,460	$177,988	$473,581
At December 31, 2007	59,609	79,370	148,467	178,112	465,558

(1)	For the Pollo Tropical and Taco Cabana segments, such amounts include general and administrative expenses related directly to each segment. For the Burger King segment such amounts include general and administrative expenses related directly to the Burger King segment as well as expenses associated with administrative support to all three of the Company’s segments including executive management, information systems and certain accounting, legal and other administrative functions.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(in thousands of dollars except share and per share amounts)

A reconciliation of segment EBITDA to consolidated net income is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Segment EBITDA:
Pollo Tropical	$6,733	$7,254	$12,737	$14,086
Taco Cabana	5,789	8,024	12,371	15,375
Burger King	8,089	8,393	13,713	14,219

Subtotal	20,611	23,671	38,821	43,680
Less:
Depreciation and amortization	8,077	7,887	16,099	15,578
Impairment losses	81	69	102	69
Interest expense	7,123	7,601	14,557	15,957
Provision for income taxes	1,880	2,662	2,693	3,554
Stock-based compensation expense	492	354	966	709
Loss (gain) on extinguishment of debt	(180)	—	(180)	1,485
Other income	(119)	—	(119)	(347)

Net income	$3,257	$5,098	$4,703	$6,675

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

The computation of diluted net income per share excludes options to purchase 1,099,544 and 631,375 shares of common stock for each of the three and six months ended June 30, 2008 and 2007, respectively, because the exercise price of these options was greater than the average market price of the common shares in the periods and therefore, they were antidilutive. In addition, options to purchase 2,538 and 620,875 shares of common stock are excluded from the computation of diluted net income per share in each of the three and six months ended June 30, 2008 and 2007, respectively, as they were antidilutive under the treasury stock method.

The following table is a reconciliation of the income and share amounts used in the calculation of basic net income per share and diluted net income per share:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Basic net income per share:
Net income	$3,257	$5,098	$4,703	$6,675
Weighted average common shares outstanding	21,571,652	21,550,827	21,571,609	21,550,827
Basic net income per share	$0.15	$0.24	$0.22	$0.31
Diluted net income per share:
Net income for diluted net income per share	$3,257	$5,098	$4,703	$6,675
Shares used in computed basic net income per share	21,571,652	21,550,827	21,571,609	21,550,827
Dilutive effect of restricted shares and stock options	3,753	14,381	3,216	10,968

Shares used in computed diluted net income per share	21,575,405	21,565,208	21,574,825	21,561,795

Diluted net income per share	$0.15	$0.24	$0.22	$0.31

14. Comprehensive income

SFAS No. 130, “Reporting Comprehensive Income” (“SFAS 130”), requires the disclosure of certain revenue, expenses, gains and losses that are excluded from net income in accordance with U.S. generally accepted accounting principles. The items that currently impact the Company’s other comprehensive income are changes in postretirement benefit obligations, net of tax.

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Net income	$3,257	$5,098	$4,703	$6,675
Change in postretirement benefit obligation, net of tax	—	—	8	—

Comprehensive income	$3,257	$5,098	$4,711	$6,675

15. Recent Accounting Developments

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This statement defines fair value, establishes a framework for using fair value to measure assets and liabilities and expands disclosures about fair value measurements. The statement applies whenever other pronouncements require or permit assets or liabilities to be measured at fair value. In February 2007, the FASB issued FSP FAS 157-2, delaying the effective date of SFAS 157 for certain nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008. The implementation of SFAS 157 for financial assets and financial liabilities, effective for fiscal 2008, did not have a material impact on the Company’s consolidated financial statements. The Company is currently evaluating the impact SFAS 157 may have for nonfinancial assets and liabilities in its consolidated financial statements.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(in thousands of dollars except share and per share amounts)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities – Including an Amendment of FASB Statement No. 115” (“SFAS 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for the Company’s fiscal year beginning January 1, 2008. The Company did not elect to begin reporting any financial assets or liabilities at fair value upon adoption of this standard.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financials Statements, an Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 clarifies the accounting for non controlling interests and establishes accounting and reporting standards for the noncontrolling interest in a subsidiary, including classification as a component of equity. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact SFAS 160 will have on its consolidated financial statements.

In April 2008, the FASB issued FSP SFAS No. 142-3 “Determination of the Useful Life of Intangible Assets” (“SFAS 142-3”). SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumption used to determine the useful life of a recognized intangible asset under SFAS No. 142. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. SFAS No. 142-3 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, which will require the Company to adopt these provisions in the first quarter of 2009. The Company has reviewed this pronouncement and does not anticipate the adoption of SFAS No. 142-3 will materially impact its financial statements.

ITEM 1—INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CARROLS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars except share and per share amounts)

(Unaudited)

	June 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$4,432	$7,396
Trade and other receivables	5,885	4,734
Inventories	5,145	5,339
Prepaid rent	2,878	2,803
Prepaid expenses and other current assets	6,961	6,172
Deferred income taxes	4,784	4,802

Total current assets	30,085	31,246

Property and equipment, net	211,953	200,325
Franchise rights, net (Note 4)	78,469	80,052
Goodwill (Note 4)	124,934	124,934
Intangible assets, net	742	887
Franchise agreements, at cost less accumulated amortization of $5,681 and $5,646, respectively	5,657	5,548
Deferred income taxes	10,336	10,559
Other assets	11,405	12,007

Total assets	$473,581	$465,558

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current liabilities:
Current portion of long-term debt (Note 5)	$6,117	$3,129
Accounts payable	21,208	20,054
Accrued interest	7,844	8,148
Accrued payroll, related taxes and benefits	16,295	18,669
Accrued income taxes payable	1,964	933
Accrued real estate taxes	3,607	3,312
Other liabilities	11,610	10,113

Total current liabilities	68,645	64,358

Long-term debt, net of current portion (Note 5)	302,712	298,154
Lease financing obligations (Note 9)	47,315	52,689
Deferred income—sale-leaseback of real estate	31,731	31,348
Accrued postretirement benefits (Note 8)	2,886	3,022
Other liabilities (Note 7)	21,409	22,784

Total liabilities	474,698	472,355

Commitments and contingencies (Note 12)

Stockholder’s deficit:
Common stock, par value $1; authorized 1,000 shares, issued and outstanding—10 shares at both dates	—	—
Additional paid-in capital	(8,118)	(9,084)
Accumulated earnings	5,632	926
Accumulated other comprehensive income	1,369	1,361

Total stockholder’s deficit	(1,117)	(6,797)

Total liabilities and stockholder’s deficit	$473,581	$465,558

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARROLS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007

(In thousands of dollars)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Revenues:
Restaurant sales	$210,331	$200,117	$405,724	$387,983
Franchise royalty revenues and fees	351	332	711	669

Total revenues	210,682	200,449	406,435	388,652

Costs and expenses:
Cost of sales	63,943	57,375	121,572	109,669
Restaurant wages and related expenses (including stock-based compensation expense of $57, $39, $114 and $76, respectively)	60,763	58,562	119,304	114,510
Restaurant rent expense	11,568	10,907	23,051	21,586
Other restaurant operating expenses	31,348	28,534	60,893	56,481
Advertising expense	9,224	8,449	17,048	16,984
General and administrative (including stock-based compensation expense of $435, $315, $852 and $633, respectively)	13,716	13,304	26,709	26,448
Depreciation and amortization	8,077	7,887	16,099	15,578
Impairment losses (Note 3)	81	69	102	69
Other income (Note 10)	(119)	—	(119)	(347)

Total operating expenses	198,601	185,087	384,659	360,978

Income from operations	12,081	15,362	21,776	27,674
Interest expense	7,123	7,601	14,557	15,957
Loss (gain) on extinguishment of debt (Note 5)	(180)	—	(180)	1,485

Income before income taxes	5,138	7,761	7,399	10,232
Provision for income taxes (Note 6)	1,880	2,662	2,693	3,554

Net income	$3,258	$5,099	$4,706	$6,678

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARROLS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2008 AND 2007

(In thousands of dollars)

(Unaudited)

	2008	2007
Cash flows provided from operating activities:
Net income	$4,706	$6,678
Adjustments to reconcile net income to net cash provided from operating activities:
Loss (gain) on disposals of property and equipment	(12)	109
Stock-based compensation expense	966	709
Depreciation and amortization	16,099	15,578
Amortization of deferred financing costs	595	638
Amortization of unearned purchase discounts	(1,077)	(1,078)
Amortization of deferred gains from sale-leaseback transactions	(1,044)	(969)
Impairment losses	102	69
Accretion of interest on lease financing obligations	120	262
Deferred income taxes	249	(210)
Accrued income taxes	1,031	3,958
Loss (gain) on extinguishment of debt	(180)	1,485
Loss (gain) on settlements of lease financing obligations	31	(163)
Changes in other operating assets and liabilities	(2,206)	2,521

Net cash provided from operating activities	19,380	29,587

Cash flows used for investing activities:
Capital expenditures:
New restaurant development	(16,385)	(18,720)
Restaurant remodeling	(6,168)	(3,244)
Other restaurant capital expenditures	(4,091)	(4,270)
Corporate and restaurant information systems	(2,585)	(1,493)

Total capital expenditures	(29,229)	(27,727)
Properties purchased for sale-leaseback	—	(2,461)
Proceeds from sale-leaseback transactions	4,657	2,473
Proceeds from sales of other properties	119	979

Net cash used for investing activities	(24,453)	(26,736)

Cash flows provided from (used for) financing activities:
Repayment of term loans under prior credit facility	—	(118,400)
Borrowings on revolving credit facility	62,400	11,600
Repayments on revolving credit facility	(52,900)	(11,600)
Proceeds from new senior credit facility	—	120,000
Settlement of lease financing obligations	(5,500)	(4,412)
Repurchase of senior subordinated notes	(1,820)	—
Principal payments on capital leases	(71)	(205)
Expenses from initial public offering	—	(21)
Financing costs associated with issuance of debt	—	(1,228)

Net cash provided from (used for) financing activities	2,109	(4,266)

Net decrease in cash and cash equivalents	(2,964)	(1,415)
Cash and cash equivalents, beginning of period	7,396	3,939

Cash and cash equivalents, end of period	$4,432	$2,524

Supplemental disclosures:
Interest paid on long-term debt	$11,596	$12,912
Interest paid on lease financing obligations	$2,520	$2,476
Increase in accruals for capital expenditures	$220	$196
Income taxes paid (refunded), net	$1,414	$(195)
Capital lease obligations incurred	$117	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(in thousands of dollars, except share and per share amounts)

1. Basis of Presentation

Basis of Consolidation. The unaudited consolidated financial statements presented herein include the accounts of Carrols Corporation and its subsidiaries (“the Company”). The Company is a wholly-owned subsidiary of Carrols Restaurant Group, Inc. (“Carrols Restaurant Group” or the “Parent Company”). All intercompany transactions have been eliminated in consolidation.

The difference between the consolidated financial statements of Carrols Corporation and Carrols Restaurant Group is primarily due to additional rent expense of approximately $6 per year for Carrols Restaurant Group and the composition of stockholder’s deficit.

Business Description. At June 30, 2008 the Company operated, as franchisee, 319 quick-service restaurants under the trade name “Burger King” in 12 Northeastern, Midwestern and Southeastern states. At June 30, 2008, the Company also owned and operated 88 Pollo Tropical restaurants of which 85 were located in Florida and three were located in New Jersey, and franchised a total of 27 Pollo Tropical restaurants, 23 in Puerto Rico, two in Ecuador and two on college campuses in Florida. At June 30, 2008, the Company owned and operated 150 Taco Cabana restaurants located primarily in Texas and franchised two Taco Cabana restaurants in New Mexico and one in Georgia.

Fiscal Year. The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. All references herein to the fiscal years ended December 30, 2007 and December 31, 2006 will be referred to as the fiscal years ended December 31, 2007 and 2006, respectively. Similarly, all references herein to the three and six months ended June 29, 2008 and July 1, 2007 will be referred to as the three and six months ended June 30, 2008 and June 30, 2007, respectively. The years ended December 31, 2007 and 2006 each contained 52 weeks and the three and six months ended June 30, 2008 and 2007 contained thirteen and twenty-six weeks, respectively.

Basis of Presentation. The accompanying unaudited consolidated financial statements for the three and six months ended June 30, 2008 and 2007 have been prepared without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission and do not include certain of the information and the footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of such financial statements have been included. The results of operations for the three and six months ended June 30, 2008 and 2007 are not necessarily indicative of the results to be expected for the full year.

These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2007 contained in the Company’s 2007 Annual Report on Form 10-K. The December 31, 2007 balance sheet data is derived from those audited financial statements.

Reclassification of previously issued interim financial statements. The Company has reclassified certain prior year amounts related to its Pollo Tropical restaurant expenses from cost of sales to other restaurant operating expenses in order to conform to the 2008 presentation in the Company’s interim results of operations and the presentation in the Company’s 2007 Annual Report on Form 10-K. The amount of increase (decrease) in previously reported interim amounts was as follows:

	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007
Cost of sales	$(264)	$(527)
Other restaurant operating expenses	264	527

Total	$—	$—

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

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(in thousands of dollars, except share and per share amounts)

Earnings Per Share Presentation. The guidance of Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share,” requires presentation of earnings per share by all entities that have issued common stock or potential common stock if those securities trade in a public market either on a stock exchange (domestic or foreign) or in the over-the-counter market. The Company’s common stock is not publicly traded and therefore, earnings per share amounts are not presented.

2. Stock-Based Compensation

Carrols Restaurant Group adopted an incentive stock plan in 2006 (the “2006 Plan”) under which incentive stock options, non-qualified stock options and restricted shares may be granted to employees and non-employee directors.

On January 15, 2008, Carrols Restaurant Group granted options to purchase 517,820 shares of its common stock, consisting of 160,000 shares of non-qualified stock options and 357,820 shares of incentive stock options (“ISOs”), and issued 7,100 shares of restricted stock. The non-qualified stock options and ISOs granted are exercisable for up to one-fifth of the total number of option shares on or after the first anniversary of the grant date and as of the first day of each month thereafter are exercisable for an additional one-sixtieth of the total number of option shares until fully exercisable. The options expire seven years from the date of the grant and were issued with an exercise price equal to the fair market value of the stock price, or $8.08 per share of common stock, on the date of grant. The restricted stock awards vest 100% on the third anniversary of the award date.

During the three months ended June 30, 2008 an aggregate of 10,500 non-qualified stock options were granted to three non-employee directors under the 2006 Plan. The options were issued with an exercise price equal to the fair market value of the stock price, or $6.43 per share of common stock, on the date of grant and generally vest 20% per year. During the three months ended June 30, 2007, there were an aggregate of 1,000 restricted shares granted to certain employees and an aggregate of 10,500 non-qualified stock options granted to three non-employee directors under the 2006 Plan. The stock options granted to the non-employee directors vest 20% per year and the restricted shares granted to employees vest 33% per year.

The Company currently uses and will continue to use the simplified method to estimate the expected term for share option grants until it has enough historical experience to provide a reasonable estimate of expected term in accordance with Staff Accounting Bulletin No. 110 (“SAB 110”). The weighted average fair-value of options granted during the three months ended June 30, 2008 was $1.96 which was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

2008
Risk-free interest rate	3.22%
Annual dividend yield	0%
Expected term	4 years
Expected volatility	33%

Stock-based compensation expense for the three and six months ended June 30, 2008 was $0.5 million and $1.0 million, respectively and for the three and six months ended June 30, 2007 was $0.4 million and $0.7 million, respectively.

As of June 30, 2008, the total non-vested stock-based compensation expense relating to the options and restricted shares is approximately $4.7 million and the Company expects to record an additional $1.0 million as compensation expense in 2008. The remaining weighted average vesting period for the stock options is 3.89 years and restricted shares is approximately 2.18 years at June 30, 2008.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(in thousands of dollars, except share and per share amounts)

Stock Options

A summary of all option activity for the six months ended June 30, 2008 was as follows:

	2006 Plan
	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands) (1)
Options outstanding at January 1, 2008	1,214,690	$14.31	6.0	$—
Granted	528,320	8.05
Forfeited	(42,712)	11.95

Options outstanding at June 30, 2008	1,700,298	$12.41	5.8	$—

Expected to vest at June 30, 2008	1,306,931	$11.90	5.9	$—

Options exercisable at June 30, 2008	358,059	$14.31	5.5	$—

(1)	The aggregate intrinsic value was calculated using the difference between the market price of Carrols Restaurant Group’s common stock at June 30, 2008 and the grant price for only those awards that have a grant price that is less than the market price of Carrols Restaurant Group’s common stock at June 30, 2008.

Restricted Shares

The restricted stock activity for the six months ended June 30, 2008 was as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2008	55,398	$13.22
Shares granted	7,100	8.08
Shares vested	(306)	16.00
Shares forfeited	(2,664)	12.86

Nonvested at June 30, 2008	59,528	12.60

The value of restricted shares is determined based on Carrols Restaurant Group’s closing price on the date of grant.

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

For the three and six months ended June 30, 2008, the Company recorded impairment losses on long-lived assets for its segments as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Burger King	$71	$14	$92	$14
Taco Cabana	10	55	10	55

	$81	$69	$102	$69

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(in thousands of dollars, except share and per share amounts)

4. Goodwill and Franchise Rights

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

	Pollo Tropical	Taco Cabana	Burger King	Total
Balance, June 30, 2008	$56,307	$67,177	$1,450	$124,934

Burger King Franchise Rights. Amounts allocated to franchise rights for each Burger King acquisition are amortized using the straight-line method over the average remaining term of the acquired franchise agreements at January 1, 2002 plus one twenty-year renewal period. The Company assesses the potential impairment of franchise rights whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If an indicator of impairment exists, an estimate of the aggregate undiscounted future cash flows from the acquired restaurants is compared to the respective carrying value of franchise rights for each Burger King acquisition. If an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value. There were no impairment charges recorded against franchise rights for the three and six months ended June 30, 2008 and 2007.

Amortization expense related to Burger King franchise rights was $799 and $804 for the three months ended June 30, 2008 and 2007, respectively. Amortization expense related to Burger King franchise rights was $1,600 and $1,608 for the six months ended June 30, 2008 and 2007. The estimated amortization expense for the year ending December 31, 2008 is $3,197 and for each of the five succeeding years is $3,196.

5. Long-term Debt

Long-term debt at June 30, 2008 and December 31, 2007 consisted of the following:

	June 30, 2008	December 31, 2007
Collateralized:
Revolving Credit facility	$9,500	$—
Senior Credit Facility-Term loan A facility	120,000	120,000
Unsecured:
9% Senior Subordinated Notes	178,000	180,000
Capital leases	1,329	1,283

	308,829	301,283
Less: current portion	(6,117)	(3,129)

	$302,712	$298,154

On March 9, 2007, the Company terminated and replaced its prior senior credit facility with a new senior credit facility with a syndicate of lenders. The Company’s credit facility totals approximately $185 million, consisting of $120 million principal amount of term loan A borrowings maturing on March 8, 2013 (or earlier on September 30, 2012 if the 9% Senior Subordinated Notes due 2013 are not refinanced by June 30, 2012) and a $65.0 million revolving facility (including a sub limit of up to $25.0 million for letters of credit and up to $5.0 million for swingline loans), maturing on March 8, 2012. The term loan A borrowings and an additional $4.3 million of revolver borrowings from this facility were used to repay all outstanding borrowings and other obligations under the Company’s prior senior credit facility and to pay certain fees and expenses incurred in connection with the new senior credit facility. The Company also recorded a $1.5 million loss on extinguishment of debt in the six months ended June 30, 2007 for the write-off of deferred financing costs related to the prior senior credit facility.

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

(in thousands of dollars, except share and per share amounts)

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

Under the senior credit facility, the Company is also required to make mandatory prepayments of principal on term loan A facility borrowings (a) annually in an initial amount equal to 50% of Excess Cash Flow depending upon the Company’s Total Leverage Ratio (as such terms are defined in the senior credit facility), (b) in the event of certain dispositions of assets (all subject to certain exceptions) and insurance proceeds, in an amount equal to 100% of the net proceeds received by the Company therefrom, and (c) in an amount equal to 100% of the net proceeds from any subsequent issuance of debt.

In general, the Company’s obligations under the senior credit facility are guaranteed by Carrols Restaurant Group and all of the Company’s material subsidiaries and are collateralized by a pledge of the Company’s common stock and the stock of each of the Company’s material subsidiaries. The senior credit facility contains certain covenants, including, without limitation, those limiting the Company’s ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of its business, engage in transactions with related parties, make certain investments or pay dividends. In addition, the Company is required to meet certain financial ratios, including fixed charge coverage, senior leverage, and total leverage ratios (all as defined under the senior credit facility). The Company was in compliance with the covenants under its new senior credit facility as of June 30, 2008.

At June 30, 2008, $120.0 million principal amount of term loan borrowings were outstanding under the term loan A facility and $9.5 million principal amount of borrowings were outstanding under the revolving credit facility. After reserving $14.2 million for letters of credit guaranteed by the facility, $41.3 million was available for borrowings under the revolving credit facility at June 30, 2008.

On December 15, 2004, the Company issued $180 million of 9% Senior Subordinated Notes due 2013, which are referred to herein as the “senior subordinated notes.” Restrictive covenants under the senior subordinated notes include limitations with respect to the Company’s ability to issue additional debt, incur liens, sell or acquire assets or businesses, pay dividends and make certain investments. On April 7, 2008, the Company purchased and retired $2.0 million of the senior subordinated notes in an open market transaction. This resulted in a gain on extinguishment of debt of $0.2 million in the three months ended June 30, 2008. At June 30, 2008 and December 31, 2007, $178.0 million and $180.0 million principal amount of the senior subordinated notes were outstanding, respectively.

6. Income Taxes

The provision for income taxes for the three and six months ended June 30, 2008 and 2007 was comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Current	$1,945	$2,872	$2,444	$3,764
Deferred	(65)	(210)	249	(210)

	$1,880	$2,662	$2,693	$3,554

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(in thousands of dollars, except share and per share amounts)

The provision for income taxes for the three and six months ended June 30, 2008 was derived using an estimated effective annual income tax rate for 2008 of 37.9%, which excludes any discrete tax adjustments. Discrete tax adjustments reduced the provision for income taxes by $66 and $112 for the three and six months ended June 30, 2008.

The provision for income taxes for the three and six months ended June 30, 2007 was derived using an estimated effective annual income tax rate for 2007 of 36.0%. The tax provision for the three and six months ended June 30, 2007 includes a reduction of tax expense of $0.4 million related to the recognition of additional employment tax credits, $0.2 million of additional tax expense related to a New York state income tax audit assessment and $0.1 million of additional tax expense associated with changes in New York state tax legislation enacted in the second quarter of 2007. The net reduction of income tax expense of $0.1 million for these items was recorded in the second quarter.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2008, the Company had no unrecognized tax benefits and no accrued interest related to uncertain tax positions.

The tax years 2004-2007 remain open to examination by the major taxing jurisdictions to which the Company is subject. It is not possible to reasonably estimate any possible change in the unrecognized tax benefits within the next twelve months.

7. Other Liabilities, Long-Term

Other liabilities, long-term, at June 30, 2008 and December 31, 2006 consisted of the following:

	June 30,	December 31,
	2008	2007
Unearned purchase discounts	$1,115	$2,231
Accrued occupancy costs	10,229	9,667
Accrued workers’ compensation costs	4,156	4,418
Other	5,909	6,468

	$21,409	$22,784

In 2001, management decided to close seven Taco Cabana restaurants in the Phoenix, Arizona market and discontinue restaurant development underway in that market. At both June 30, 2008 and December 31, 2007, the Company had $0.5 million in lease liability reserves for the remaining locations that are included in accrued occupancy costs.

8. Postretirement Benefits

The Company provides postretirement medical and life insurance benefits covering substantially all Burger King administrative and restaurant management salaried employees. A December 31 measurement date is used for postretirement benefits. On November 1, 2007 the Company amended its postretirement medical and life insurance benefits to eliminate life insurance benefits for active employees who retire after December 31, 2007 and to increase retiree contributions for both current and future retirees effective January 1, 2008. These amendments reduced the Company’s postretirement benefit obligations and reduced expense in the three and six months ended June 30, 2008.

The following summarizes the components of net periodic benefit cost:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Service cost	$(24)	$128	$14	$246
Interest cost	(18)	110	53	203
Amortization of gains and losses	3	31	44	48
Amortization of unrecognized prior service cost	(67)	10	(180)	3

Net periodic postretirement benefit cost (benefit)	$(106)	$279	$(69)	$500

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(in thousands of dollars, except share and per share amounts)

During the three and six months ended June 30, 2008, the Company made contributions of $31 and $80 to its postretirement plan.

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

In the second quarter of 2008, the Company purchased from the lessor six restaurant properties for $5.5 million that were previously accounted for as lease financing obligations. As a result, the Company reduced its lease financing obligations by $5.5 million and recorded a loss of $31 as an increase to interest expense which represented the amount by which the purchase price exceeded the lease financing obligations.

In the second quarter of 2007, the Company exercised its right of first refusal under the leases for five restaurant properties previously accounted for as lease financing obligations and purchased these properties from the lessor. As a result, the Company reduced its lease financing obligations by $4.4 million. The Company also recorded a gain of $0.2 million as a reduction of interest expense which represented the net amount by which the lease financing obligations exceeded the purchase price of the acquired restaurant properties.

Interest expense associated with lease financing obligations, including settlement gains and losses, for the three months ended June 30, 2008 and 2007 was $1.4 million and $1.3 million, respectively and for the six months ended June 30, 2008 and 2007 was $2.7 million and $2.8 million, respectively.

10. Other Income

The Company recorded a gain of $0.1 million in the three and six months ended June 30, 2008 and a gain of $0.3 million in the six months ended June 30, 2007 each related to the sale of a Taco Cabana property.

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

The accounting policies of each segment are the same as those described in the summary of significant accounting policies. The following table includes Segment EBITDA which is the measure of segment profit or loss reported to the chief operating decision maker for purposes of allocating resources to the segments and assessing their performance. Segment EBITDA is defined as earnings attributable to the applicable segment before interest, income taxes, depreciation and amortization, impairment losses, stock-based compensation expense, other income and expense and loss (gain) on extinguishment of debt.

The “Other” column includes corporate related items not allocated to reportable segments, including stock-based compensation expense. Other identifiable assets consist primarily of cash, certain other assets, corporate property and equipment including restaurant information systems expenditures, goodwill and deferred income taxes.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(in thousands of dollars, except share and per share amounts)

Three Months Ended	Pollo Tropical	Taco Cabana	Burger King	Other	Consolidated
June 30, 2008:
Total revenues	$45,404	$63,436	$101,842	$—	$210,682
Cost of sales	15,312	19,540	29,091	—	63,943
Restaurant wages and related expenses	10,899	18,594	31,213	57	60,763
General and administrative expenses (1)	2,761	3,006	7,514	435	13,716
Depreciation and amortization	2,000	2,091	3,611	375	8,077
Segment EBITDA	6,734	5,789	8,089
Capital expenditures, including acquisitions	4,862	6,158	3,479	1,881	16,380
June 30, 2007:
Total revenues	$42,747	$60,774	$96,928	$—	$200,449
Cost of sales	13,885	17,975	25,515	—	57,375
Restaurant wages and related expenses	10,634	17,394	30,495	39	58,562
General and administrative expenses (1)	2,546	2,728	7,715	315	13,304
Depreciation and amortization	1,669	2,121	3,758	339	7,887
Segment EBITDA	7,255	8,024	8,393
Capital expenditures, including acquisitions	6,810	5,387	3,347	1,302	16,846

Six Months Ended
June 30, 2008:
Total revenues	$89,736	$123,693	$193,006	$—	$406,435
Cost of sales	29,653	38,376	53,543	—	121,572
Restaurant wages and related expenses	22,199	36,244	60,747	114	119,304
General and administrative expenses (1)	5,325	6,012	14,520	852	26,709
Depreciation and amortization	3,916	4,162	7,249	772	16,099
Segment EBITDA	12,740	12,371	13,713
Capital expenditures, including acquisitions	11,408	9,040	6,196	2,585	29,229
June 30, 2007:
Total revenues	$84,286	$118,968	$185,398	$—	$388,652
Cost of sales	27,014	34,953	47,702	—	109,669
Restaurant wages and related expenses	20,965	33,874	59,595	76	114,510
General and administrative expenses (1)	5,033	5,601	15,181	633	26,448
Depreciation and amortization	3,164	4,174	7,601	639	15,578
Segment EBITDA	14,089	15,375	14,219
Capital expenditures, including acquisitions	13,240	8,043	4,951	1,493	27,727
Identifiable Assets:
At June 30, 2008	$66,924	$81,209	$147,460	$177,988	$473,581
At December 31, 2007	59,609	79,370	148,467	178,112	465,558

(1)	For the Pollo Tropical and Taco Cabana segments, such amounts include general and administrative expenses related directly to each segment. For the Burger King segment such amounts include general and administrative expenses related directly to the Burger King segment as well as expenses associated with administrative support to all of the Company’s segments including executive management, information systems and certain accounting, legal and other administrative functions.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(in thousands of dollars, except share and per share amounts)

A reconciliation of segment EBITDA to consolidated net income is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Segment EBITDA:
Pollo Tropical	$6,734	$7,255	$12,740	$14,089
Taco Cabana	5,789	8,024	12,371	15,375
Burger King	8,089	8,393	13,713	14,219

Subtotal	20,612	23,672	38,824	43,683
Less:
Depreciation and amortization	8,077	7,887	16,099	15,578
Impairment losses	81	69	102	69
Interest expense	7,123	7,601	14,557	15,957
Provision for income taxes	1,880	2,662	2,693	3,554
Stock-based compensation expense	492	354	966	709
Loss (gain) on extinguishment of debt	(180)	—	(180)	1,485
Other income	(119)	—	(119)	(347)

Net income	$3,258	$5,099	$4,706	$6,678

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

(in thousands of dollars, except share and per share amounts)

The Company is a party to various other litigation matters incidental to the conduct of business. The Company does not believe that the outcome of any of these other matters will have a material adverse effect on its consolidated financial statements.

13. Comprehensive income

SFAS No. 130, “Reporting Comprehensive Income” (“SFAS 130”), requires the disclosure of certain revenue, expenses, gains and losses that are excluded from net income in accordance with U.S. generally accepted accounting principles. The items that currently impact the Company’s other comprehensive income are changes in the postretirement benefit obligations, net of tax.

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Net income	$3,258	$5,099	$4,706	$6,678
Change in postretirement benefit obligation, net of tax	—	—	8	—

Comprehensive income	$3,258	$5,099	$4,714	$6,678

14. Recent Accounting Developments

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This statement defines fair value, establishes a framework for using fair value to measure assets and liabilities and expands disclosures about fair value measurements. The statement applies whenever other pronouncements require or permit assets or liabilities to be measured at fair value. In February 2007, the FASB issued FSP FAS 157-2, delaying the effective date of SFAS 157 for certain nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008. The implementation of SFAS 157 for financial assets and financial liabilities, effective for fiscal 2008, did not have a material impact on the Company’s consolidated financial statements. The Company is currently evaluating the impact SFAS 157 may have for nonfinancial assets and liabilities in its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities – Including an Amendment of FASB Statement No. 115” (“SFAS 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for the Company’s fiscal year beginning January 1, 2008. The Company did not elect to begin reporting any financial assets or liabilities at fair value upon adoption of this standard.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financials Statements, an Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 clarifies the accounting for non controlling interests and establishes accounting and reporting standards for the noncontrolling interest in a subsidiary, including classification as a component of equity. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact SFAS 160 will have on its consolidated financial statements.

In April 2008, the FASB issued FSP SFAS No. 142-3 “Determination of the Useful Life of Intangible Assets” (“SFAS 142-3”). SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumption used to determine the useful life of a recognized intangible asset under SFAS No. 142. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. SFAS No. 142-3 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, which will require the Company to adopt these provisions in the first quarter of 2009. The Company has reviewed this pronouncement and does not anticipate the adoption of SFAS No. 142-3 will materially impact its financial statements.

15. Guarantor Financial Statements

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

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(in thousands of dollars, except share and per share amounts)

Cabana Beverages, Inc.

Cabana Bevco LLC

Carrols LLC

Carrols Realty Holdings Corp.

Carrols Realty I Corp.

Carrols Realty II Corp.

Carrols J.G. Corp.

Quanta Advertising Corp.

Pollo Franchise, Inc.

Pollo Operations, Inc.

Taco Cabana, Inc.

TP Acquisition Corp.

TC Bevco LLC

T.C. Management, Inc.

TC Lease Holdings III, V and VI, Inc.

Get Real, Inc.

Texas Taco Cabana, L.P.

TPAQ Holding Corporation

The following supplemental financial information sets forth on a consolidating basis, balance sheets as of June 30, 2008 and December 31, 2007 for the Parent Company only, Guarantor Subsidiaries and for the Company and the related statements of operations and cash flows for the three and six months ended June 30, 2008 and 2007.

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

For purposes of the guarantor financial statements, the Company and its subsidiaries determine the applicable tax provision for each entity generally using the separate return method. Under this method, current and deferred taxes are allocated to each reporting entity as if it were to file a separate tax return. The rules followed by the reporting entity in computing its tax obligation or refund, including the effects of the alternative minimum tax, would be the same as those followed in filing a separate return with the Internal Revenue Service. However, for purposes of evaluating an entity’s ability to realize its tax attributes, the Company assesses whether it is more likely than not that those assets will be realized at the consolidated level. Any differences in the total of the income tax provision for the Parent Company only and the Guarantor Subsidiaries, as calculated on the separate return method and the consolidated income tax provision are eliminated in consolidation.

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

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

CONSOLIDATING BALANCE SHEET

June 30, 2008

(In thousands of dollars)

(Unaudited)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$2,028	$2,404	$—	$4,432
Trade and other receivables	1,225	4,660	—	5,885
Inventories	3,058	2,087	—	5,145
Prepaid rent	1,047	1,831	—	2,878
Prepaid expenses and other current assets	2,421	4,540	—	6,961
Deferred income taxes	2,766	2,018	—	4,784

Total current assets	12,545	17,540	—	30,085
Property and equipment, net	61,838	205,634	(55,519)	211,953
Franchise rights, net	78,469	—	—	78,469
Goodwill	1,450	123,484	—	124,934
Intangible assets, net	—	742	—	742
Franchise agreements, net	5,657	—	—	5,657
Intercompany receivable (payable)	171,485	(171,972)	487	—
Investment in subsidiaries	43,786	—	(43,786)	—
Deferred income taxes	3,617	8,358	(1,639)	10,336
Other assets	7,015	6,113	(1,723)	11,405

Total assets	$385,862	$189,899	$(102,180)	$473,581

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$6,075	$42	$—	$6,117
Accounts payable	10,441	10,767	—	21,208
Accrued interest	7,844	—	—	7,844
Accrued payroll, related taxes and benefits	8,708	7,587	—	16,295
Accrued income taxes payable	1,964	—		1,964
Accrued real estate taxes	892	2,715	—	3,607
Other liabilities	7,081	4,529	—	11,610

Total current liabilities	43,005	25,640	—	68,645
Long-term debt, net of current portion	301,694	1,018	—	302,712
Lease financing obligations	7,581	110,462	(70,728)	47,315
Deferred income—sale-leaseback of real estate	18,380	5,500	7,851	31,731
Accrued postretirement benefits	2,886	—	—	2,886
Other liabilities	13,433	7,406	570	21,409

Total liabilities	386,979	150,026	(62,307)	474,698
Commitments and contingencies
Stockholder’s equity (deficit)	(1,117)	39,873	(39,873)	(1,117)

Total liabilities and stockholder’s equity (deficit)	$385,862	$189,899	$(102,180)	$473,581

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

CONSOLIDATING BALANCE SHEET

December 31, 2007

(In thousands of dollars)

(Unaudited)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$4,912	$2,484	$—	$7,396
Trade and other receivables	1,239	3,495	—	4,734
Inventories	3,243	2,096	—	5,339
Prepaid rent	1,036	1,767	—	2,803
Prepaid expenses and other current assets	2,458	3,714	—	6,172
Deferred income taxes	2,789	2,013	—	4,802

Total current assets	15,677	15,569	—	31,246
Property and equipment, net	60,874	193,636	(54,185)	200,325
Franchise rights, net	80,052	—	—	80,052
Goodwill	1,450	123,484	—	124,934
Intangible assets, net	—	887	—	887
Franchise agreements, net	5,548	—	—	5,548
Intercompany receivable (payable)	166,701	(167,258)	557	—
Investment in subsidiaries	39,080	—	(39,080)	—
Deferred income taxes	3,845	7,961	(1,247)	10,559
Other assets	7,345	6,373	(1,711)	12,007

Total assets	$380,572	$180,652	$(95,666)	$465,558

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$3,080	$49	$—	$3,129
Accounts payable	10,436	9,618	—	20,054
Accrued interest	8,148	—	—	8,148
Accrued payroll, related taxes and benefits	10,966	7,703	—	18,669
Accrued income taxes payable	933	—	—	933
Accrued real estate taxes	744	2,568	—	3,312
Other liabilities	7,138	2,975	—	10,113

Total current liabilities	41,445	22,913	—	64,358
Long-term debt, net of current portion	297,117	1,037		298,154
Lease financing obligations	13,065	108,089	(68,465)	52,689
Deferred income—sale-leaseback of real estate	17,713	5,650	7,985	31,348
Accrued postretirement benefits	3,022	—	—	3,022
Other liabilities	15,007	7,313	464	22,784

Total liabilities	387,369	145,002	(60,016)	472,355
Commitments and contingencies
Stockholder’s equity (deficit)	(6,797)	35,650	(35,650)	(6,797)

Total liabilities and stockholder’s equity (deficit)	$380,572	$180,652	$(95,666)	$465,558

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended June 30, 2008

(In thousands of dollars)

(Unaudited)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
Revenues:
Restaurant sales	$101,842	$108,489	$—	$210,331
Franchise royalty revenues and fees	—	351	—	351

Total revenues	101,842	108,840	—	210,682

Costs and expenses:
Cost of sales	29,091	34,852	—	63,943
Restaurant wages and related expenses (including stock-based compensation expense of $57)	31,247	29,516	—	60,763
Restaurant rent expense	6,074	4,113	1,381	11,568
Other restaurant operating expenses	15,027	16,321	—	31,348
Advertising expense	4,834	4,390	—	9,224
General and administrative (including stock based compensation expense of $435)	6,996	6,720	—	13,716
Depreciation and amortization	3,843	4,559	(325)	8,077
Impairment losses	71	10	—	81
Other income	—	(119)	—	(119)

Total operating expenses	97,183	100,362	1,056	198,601

Income from operations	4,659	8,478	(1,056)	12,081
Interest expense	6,061	2,596	(1,534)	7,123
Gain on extinguishment of debt	(180)	—	—	(180)
Intercompany interest allocations	(4,557)	4,557	—	—

Income before income taxes	3,335	1,325	478	5,138
Provision for income taxes	1,165	436	279	1,880
Equity income from subsidiaries	1,088	—	(1,088)	—

Net income	$3,258	$889	$(889)	$3,258

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended June 30, 2007

(In thousands of dollars)

(Unaudited)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
Revenues:
Restaurant sales	$96,928	$103,189	$—	$200,117
Franchise royalty revenues and fees	—	332	—	332

Total revenues	96,928	103,521	—	200,449

Costs and expenses:
Cost of sales	25,515	31,860	—	57,375
Restaurant wages and related expenses (including stock-based compensation expense of $39)	30,483	28,079	—	58,562
Restaurant rent expense	5,914	3,685	1,308	10,907
Other restaurant operating expenses	14,337	14,197	—	28,534
Advertising expense	4,559	3,890	—	8,449
General and administrative (including stock based compensation expense of $315)	6,867	6,437	—	13,304
Depreciation and amortization	3,944	4,251	(308)	7,887
Impairment losses	14	55	—	69
Other income	—	—	—	—

Total operating expenses	91,633	92,454	1,000	185,087

Income from operations	5,295	11,067	(1,000)	15,362
Interest expense	6,540	2,515	(1,454)	7,601
Intercompany interest allocations	(4,556)	4,556	—	—

Income before income taxes	3,311	3,996	454	7,761
Provision for income taxes	1,095	1,389	178	2,662
Equity income from subsidiaries	2,883	—	(2,883)	—

Net income	$5,099	$2,607	$(2,607)	$5,099

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

CONSOLIDATING STATEMENT OF OPERATIONS

Six Months Ended June 30, 2008

(In thousands of dollars)

(Unaudited)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
Revenues:
Restaurant sales	$193,006	$212,718	$—	$405,724
Franchise royalty revenues and fees	—	711	—	711

Total revenues	193,006	213,429	—	406,435

Costs and expenses:
Cost of sales	53,543	68,029	—	121,572
Restaurant wages and related expenses (including stock-based compensation expense of $114)	60,815	58,489	—	119,304
Restaurant rent expense	12,100	8,215	2,736	23,051
Other restaurant operating expenses	29,576	31,317	—	60,893
Advertising expense	8,807	8,241	—	17,048
General and administrative (including stock based compensation expense of $852)	13,469	13,240	—	26,709
Depreciation and amortization	7,727	9,014	(642)	16,099
Impairment loss	92	10	—	102
Other income	—	(119)	—	(119)

Total operating expenses	186,129	196,436	2,094	384,659

Income from operations	6,877	16,993	(2,094)	21,776
Interest expense	12,434	5,163	(3,040)	14,557
Gain on extinguishment of debt	(180)	—	—	(180)
Intercompany interest allocations	(9,113)	9,113	—	—

Income before income taxes	3,736	2,717	946	7,399
Provision for income taxes	1,277	954	462	2,693
Equity income from subsidiaries	2,247	—	(2,247)	—

Net income	$4,706	$1,763	$(1,763)	$4,706

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

CONSOLIDATING STATEMENT OF OPERATIONS

Six Months Ended June 30, 2007

(In thousands of dollars)

(Unaudited)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
Revenues:
Restaurant sales	$185,398	$202,585	$—	$387,983
Franchise royalty revenues and fees	—	669	—	669

Total revenues	185,398	203,254	—	388,652

Costs and expenses:
Cost of sales	47,702	61,967	—	109,669
Restaurant wages and related expenses (including stock-based compensation expense of $76)	59,620	54,890	—	114,510
Restaurant rent expense	11,781	7,209	2,596	21,586
Other restaurant operating expenses	28,310	28,171	—	56,481
Advertising expense	8,610	8,374	—	16,984
General and administrative (including stock-based compensation expense of $633)	13,584	12,864	—	26,448
Depreciation and amortization	7,944	8,247	(613)	15,578
Impairment losses	14	55	—	69
Other income	—	(347)	—	(347)

Total operating expenses	177,565	181,430	1,983	360,978

Income from operations	7,833	21,824	(1,983)	27,674
Interest expense	13,817	5,027	(2,887)	15,957
Loss on extinguishment of debt	1,485	—	—	1,485
Intercompany interest allocations	(9,112)	9,112	—	—

Income before income taxes	1,643	7,685	904	10,232
Provision for income taxes	507	2,760	287	3,554
Equity income from subsidiaries	5,542	—	(5,542)	—

Net income	$6,678	$4,925	$(4,925)	$6,678

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

Six Months Ended June 30, 2008

(In thousands of dollars)

(Unaudited)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
Cash flows provided from (used for) operating activities:
Net income	$4,706	$1,763	$(1,763)	$4,706
Adjustments to reconcile net income to net cash provided from (used for) operating activities:
Loss (gain) on disposals of property and equipment	51	(63)	—	(12)
Stock-based compensation expense	779	187	—	966
Depreciation and amortization	7,727	9,014	(642)	16,099
Amortization of deferred financing costs	567	105	(77)	595
Amortization of unearned purchase discounts	(1,077)	—	—	(1,077)
Amortization of deferred gains from sale-leaseback transactions	(653)	(133)	(258)	(1,044)
Impairment losses	92	10	—	102
Loss on settlements of lease financing obligations	31	—	—	31
Accretion of interest on lease financing obligations	10	110	—	120
Accrued income taxes	1,031	—	—	1,031
Deferred income taxes	259	(402)	392	249
Gain on extinguishment of debt	(180)	—		(180)
Changes in other operating assets and liabilities	(13,828)	9,274	2,348	(2,206)

Net cash provided from (used for) operating activities	(485)	19,865	—	19,380

Cash flows used for investing activities:
Capital expenditures:
New restaurant development	(1,067)	(15,318)	—	(16,385)
Restaurant remodeling	(3,532)	(2,636)	—	(6,168)
Other restaurant capital expenditures	(1,597)	(2,494)	—	(4,091)
Corporate and restaurant information systems	(895)	(1,690)	—	(2,585)

Total capital expenditures	(7,091)	(22,138)	—	(29,229)
Proceeds from sale-leaseback transactions	2,557	—	2,100	4,657
Proceeds from sales of other properties	—	119	—	119

Net cash used for investing activities	(4,534)	(22,019)	2,100	(24,453)

Cash flows provided from financing activities:
Borrowings on revolving credit facility	62,400	—	—	62,400
Repayments on revolving credit facility	(52,900)	—	—	(52,900)
Principal payments on capital leases	(45)	(26)	—	(71)
Repurchase of senior subordinated notes	(1,820)	—	—	(1,820)
Financing costs associated with issuance of debt	—	(88)	88	—
Proceeds from lease financing obligations	—	2,188	(2,188)	—
Settlement of lease financing obligations	(5,500)	—	—	(5,500)

Net cash provided from financing activities	2,135	2,074	(2,100)	2,109

Net decrease in cash and cash equivalents	(2,884)	(80)	—	(2,964)
Cash and cash equivalents, beginning of period	4,912	2,484	—	7,396

Cash and cash equivalents, end of period	$2,028	$2,404	$—	$4,432

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

Six Months Ended June 30, 2007

(In thousands of dollars)

(Unaudited)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
Cash flows provided from operating activities:
Net income	$6,678	$4,925	$(4,925)	$6,678
Adjustments to reconcile net income to net cash provided from operating activities:
Loss (gain) on disposals of property and equipment	133	(24)	—	109
Stock-based compensation expense	530	179	—	709
Depreciation and amortization	7,944	8,247	(613)	15,578
Amortization of deferred financing costs	608	104	(74)	638
Amortization of unearned purchase discounts	(1,078)	—	—	(1,078)
Amortization of deferred gains from sale-leaseback transactions	(593)	(127)	(249)	(969)
Impairment losses	14	55	—	69
Gain on settlements of lease financing obligations	(163)	—	—	(163)
Accretion of interest on lease financing obligations	33	229	—	262
Deferred income taxes	(210)	(323)	323	(210)
Loss on extinguishment of debt	1,485	—	—	1,485
Changes in other operating assets and liabilities	(5,561)	6,502	5,538	6,479

Net cash provided from operating activities	9,820	19,767	—	29,587

Cash flows used for investing activities:
Capital expenditures:
New restaurant development	(911)	(17,809)	—	(18,720)
Restaurant remodeling	(2,160)	(1,084)	—	(3,244)
Other restaurant capital expenditures	(1,880)	(2,390)	—	(4,270)
Corporate and restaurant information systems	(1,386)	(107)	—	(1,493)

Total capital expenditures	(6,337)	(21,390)	—	(27,727)
Properties purchased for sale-leaseback	—	(2,461)	—	(2,461)
Proceeds from sale-leaseback transactions	—	661	1,812	2,473
Proceeds from sales of other properties	—	979	—	979

Net cash used for investing activities	(6,337)	(22,211)	1,812	(26,736)

Cash flows provided from (used for) financing activities:
Repayment of term loans under prior credit facility	(118,400)	—	—	(118,400)
Borrowings on revolving credit facility	11,600	—	—	11,600
Repayments on revolving credit facility	(11,600)	—	—	(11,600)
Proceeds from new senior credit facility	120,000	—	—	120,000
Principal payments on capital leases	(46)	(159)	—	(205)
Expenses from initial public offering	(21)	—	—	(21)
Financing costs associated with issuance of debt	(1,228)	(13)	13	(1,228)
Proceeds from lease financing obligations	—	1,825	(1,825)	—
Settlement of lease financing obligations	(4,412)	—	—	(4,412)

Net cash provided from (used for) financing activities	(4,107)	1,653	(1,812)	(4,266)

Net decrease in cash and cash equivalents	(624)	(791)	—	(1,415)
Cash and cash equivalents, beginning of period	1,182	2,757	—	3,939

Cash and cash equivalents, end of period	$558	$1,966	$—	$2,524

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

We use a 52-53 week fiscal year ending on the Sunday closest to December 31. All references herein to the fiscal years ended December 30, 2007 and December 31, 2006 will be referred to as the fiscal years ended December 31, 2007 and 2006, respectively. Similarly, all references herein to the three and six months ended June 29, 2008 and July 1, 2007 will be referred to as the three and six months ended June 30, 2008 and June 30, 2007, respectively. The years ended December 31, 2007 and 2006 each contained 52 weeks and the three and six months ended June 30, 2008 and 2007 each contained thirteen and twenty-six weeks, respectively.

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

The following MD&A is written to help the reader understand our company. The MD&A is provided as a supplement to, and should be read in conjunction with, the Consolidated Financial Statements and the accompanying financial statement notes of each of Carrols Restaurant Group and Carrols appearing elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2007. The overview provides our perspective on the individual sections of MD&A, which include the following:

Company Overview—a general description of our business and our key financial measures.

Recent and Future Events Affecting Our Results of Operations—a description of recent events that affect, and future events that may affect, our results of operations.

Executive Summary—an executive review of our performance for the three months ended June 30, 2008.

Liquidity and Capital Resources—an analysis of historical information regarding our sources of cash and capital expenditures, the existence and timing of commitments and contingencies, changes in capital resources and a discussion of cash flow items affecting liquidity.

Results of Operations—an analysis of our results of operations for the three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007.

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

Company Overview

We are one of the largest restaurant companies in the United States operating three restaurant brands in the quick-casual and quick-service restaurant segments with 557 restaurants located in 16 states as of June 30, 2008. We have been operating restaurants for more than 45 years. We own and operate two Hispanic restaurant brands, Pollo Tropical and Taco Cabana (together referred to by us as our Hispanic Brands), which we acquired in 1998 and 2000, respectively. We are also the largest Burger King franchisee, based on the number of restaurants, and have operated Burger King restaurants since 1976. As of June 30, 2008, our company-owned restaurants included 88 Pollo Tropical restaurants and 150 Taco Cabana restaurants, and we operated 319 Burger King restaurants under franchise agreements. We also franchise our Hispanic Brand restaurants with 30 franchised restaurants located in Puerto Rico, Ecuador and the United States as of June 30, 2008. We believe that the diversification and strength of our restaurant brands as well as the geographic dispersion of our restaurants provide us with stability and enhanced growth opportunities. Our primary growth strategy is to develop new company-owned Hispanic Brand restaurants. For the six months ended June 30, 2008 and June 30, 2007, we had total revenues of $406.4 million and $388.7 million, respectively, and net income of $4.7 million and $6.7 million, respectively.

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

•

Cost of sales consists of food, paper and beverage costs, including packaging costs, less purchase discounts. Cost of sales is generally influenced by changes in commodity costs, the sales mix of items sold and the effectiveness of our restaurant-level controls to manage food and paper costs. For our Pollo Tropical and Taco Cabana restaurants, we have negotiated directly with local and national suppliers for the purchase of food, paper and beverage products and related supplies. Our Pollo Tropical and Taco Cabana restaurants’ commodities are ordered from approved suppliers and are shipped via distributors directly to our restaurants. Key commodities, including chicken and beef, for our Pollo Tropical and Taco Cabana restaurants are generally purchased under annual contracts. For our Burger King restaurants we are a member of a national purchasing cooperative, Restaurant Services, Inc., a non-profit independent cooperative that serves as the purchasing agent for most of the commodities for the Burger King franchise system and also contracts with various distributors to fulfill orders to our restaurants.

•

Restaurant wages and related expenses include all restaurant management and hourly productive labor costs, employer payroll taxes, restaurant-level bonuses and related benefits. Payroll and related benefits are subject to inflation, including minimum wage rate increases and any increases in costs for health insurance and workers’ compensation insurance. A significant number of our hourly staff is paid at rates consistent with the applicable Federal or state minimum wage and, accordingly, increases in minimum wage rates will increase our labor costs. We are insured for workers’ compensation, general liability and medical insurance claims under policies where we pay all claims, subject to annual stop-loss limitations both for individual claims and claims in the aggregate.

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

•

General and administrative expenses are comprised primarily of (1) salaries and expenses associated with corporate and administrative functions that support the development and operations of our restaurants, (2) legal and professional fees, including external auditing and related costs, (3) costs associated with being a publicly-held company and (4) stock-based compensation expense.

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

•

Depreciation and amortization primarily includes the depreciation of fixed assets, including equipment, owned buildings and leasehold improvements, depreciation of assets under lease financing obligations and the amortization of Burger King franchise rights and franchise fees.

•

Interest expense consists primarily of interest expense associated with our 9% Senior Subordinated Notes due 2013 (“the Notes”), borrowings under our senior credit facility, amortization of deferred financing costs and imputed interest expense on certain leases entered into in connection with sale-leaseback transactions which are accounted for as lease financing obligations. Interest expense also includes any gains and losses from the settlement of lease financing obligations. Interest on borrowings under our senior credit facility is substantially based on LIBOR with a current margin of 1.25%. Consequently, changes in LIBOR rates will impact our interest expense.

Recent and Future Events Affecting our Results of Operations

Initial Public Offering

In December 2006, we and certain selling stockholders, respectively, completed an initial public offering (the “IPO”) of 5,666,666 and 5,333,334 shares of our common stock (the latter of which included 1,000,000 shares sold upon the underwriters’ exercise of its over-allotment option) at an initial public offering price of $13.00 per share. We received net proceeds of approximately $65.4 million from the sale by us of shares of our common stock in the offering after deducting underwriting discounts and commissions and offering expenses paid by us. We contributed the net proceeds from the IPO to Carrols, which used such funds to repay approximately $68.0 million principal amount of term loan borrowings under our senior credit facility.

New Senior Credit Facility

On March 9, 2007, Carrols terminated its prior senior credit facility and entered into a loan agreement governing our new senior credit facility with a syndicate of lenders. Carrols’ new senior credit facility totals approximately $185 million, consisting of $120 million principal amount of term loan A borrowings maturing on March 8, 2013 (or earlier on September 30, 2012 if the Notes are not refinanced by June 30, 2012) and a $65.0 million revolving credit facility maturing on March 8, 2012. The term loan A borrowings and an additional $4.3 million of revolver borrowings from this facility were used to repay all outstanding borrowings and other obligations under the Carrols’ prior senior credit facility and to pay certain fees and expenses incurred in connection with the new senior credit facility. In addition, we recorded a pretax charge of $1.5 million in the first quarter of 2007 related to the write off of unamortized deferred financing costs associated with the prior senior credit facility. For a more detailed discussion of the new senior credit facility, see “Liquidity and Capital Resources.”

Issuance of Stock Options and Restricted Shares

In connection with the IPO, we granted options to purchase 1,241,750 shares of our common stock and issued 75,800 shares of restricted stock under our 2006 Stock Incentive Plan to certain of our employees and directors in December 2006. Total stock-based compensation expense of approximately $5.4 million will be recognized over the vesting period of these grants. In January 2008 we also granted options to purchase 517,820 shares of our common stock and issued 7,100 shares of restricted stock under our 2006 Stock Incentive Plan to certain of our employees. Total stock-based compensation expense of $1.3 million will be recognized over the vesting period of these grants. For the six months ended June 30, 2008 and 2007, stock-based compensation expense was $1.0 million and $0.7 million, respectively. We currently anticipate we will record total stock-based compensation expense of approximately $2.0 million in 2008. In addition, we will incur additional stock-based compensation expense in future periods for any additional stock option and restricted share grants we make.

Burger King Restaurants

We evaluate the performance of our Burger King restaurants on an ongoing basis. Such evaluation depends on many factors, including our assessment of the anticipated future operating results of the restaurant, the cost of required capital improvements that we would need to commit for such restaurants and the location of the restaurant in its current market. If we determine that a Burger King restaurant is underperforming, we may elect to close such restaurant. Excluding one Burger King Restaurant which was relocated and opened in the same market area in the first quarter of 2008 under a new franchise agreement, we closed five Burger King restaurants in 2007 and four Burger King restaurants in the first six months of 2008. Excluding three Burger King restaurants which we may relocate in the same market area under a new franchise agreement, we currently anticipate that we will likely elect to close an additional five Burger King restaurants in 2008. Based on the current operating results of such closed restaurants, we believe that the future impact on our consolidated results of operations as a result of such restaurant closures will not be material, although there can be no assurance in this regard. Our determination of whether to close such restaurants is subject to further evaluation and may change. We may also elect to close additional Burger King restaurants in the future.

We are also considering other strategic alternatives with respect to our Burger King restaurants, including the possible future sale of some or all of such restaurants. Such determination is subject to ongoing evaluation. To date, we have no current understandings, commitments or agreements with respect to the foregoing and there can be no assurance that we will enter into any such arrangements in the future.

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

Executive Summary - Operating Performance for the Three Months Ended June 30, 2008

In the first six months of 2008, we have opened four new Pollo Tropical restaurants, four new Taco Cabana restaurants, and one new Burger King restaurant, which was relocated within its market area, and closed four Burger King restaurants and one Taco Cabana restaurant.

Total revenues in the second quarter of 2008 increased 5.1% to $210.7 million from $200.4 million in the second quarter of 2007. Revenues from our Hispanic Brand restaurants increased 5.1% to $108.8 million in the second quarter of 2008 from $103.5 million in the second quarter of 2007 and revenues from our Burger King restaurants also increased 5.1% to $101.8 million in the second quarter of 2008 from $96.9 million in the second quarter of 2007.

Pollo Tropical revenues increased 6.2% to $45.4 million during the second quarter of 2008 compared to $42.7 million in the second quarter of 2007 due primarily to the opening of twelve new Pollo Tropical restaurants since the beginning of the second quarter of 2007, including one new Pollo Tropical restaurants in New Jersey. We also closed one Pollo Tropical restaurant during the same time period. Comparable restaurant sales at Pollo Tropical were essentially flat with an increase of 0.1% in the second quarter of 2008 as effective menu price increases in the second quarter of 5.2% were offset by lower customer traffic.

Taco Cabana revenues increased 4.4% to $63.4 million during the second quarter of 2008 compared to $60.8 million in the second quarter of 2007 due primarily to the opening of eleven new Taco Cabana restaurants since the beginning of the second quarter of 2007. We also closed two Taco Cabana restaurants during the same time period. Comparable restaurant sales at Taco Cabana decreased 0.6% in the second quarter of 2008 as a result of lower customer traffic. Effective menu price increases were 3.0% in the second quarter of 2008.

Comparable restaurant sales at our Burger King restaurants increased 5.9% in the second quarter of 2008 as a result of a 3.4% increase in customer traffic and an average check increase of 2.4%. Effective menu price increases were 3.3% in the second quarter of 2008. These sales increases were partially offset by the closure, excluding relocated restaurants, of eight Burger King restaurants since the beginning of the second quarter of 2007.

Restaurant operating margins in 2008 continue to be negatively impacted from higher commodity costs at all three of our restaurant concepts. As a percentage of total restaurant sales, food and paper costs increased 1.7% to 30.4% in the second quarter of 2008 compared to 28.7% in the second quarter of 2007 as a result of higher prices for chicken, cheese, beef, wheat -based products and fuel surcharges from our distributors.

Advertising expenditures increased to $9.2 million in the second quarter of 2008 from $8.4 million in the second quarter of 2007 and, as a percentage of total restaurant sales, increased to 4.4% in the second quarter of 2008 from 4.2% in the second quarter of 2007 primarily from the timing of expenditures for our Taco Cabana restaurants and higher Burger King restaurant sales.

Higher energy costs continue to adversely impact operating margins as utility costs, as a percentage of total restaurant sales, increased to 4.4% in the second quarter of 2008 from 4.2% in the second quarter of 2007.

General and administrative expenses were $13.7 million in the second quarter of 2008 compared to $13.3 million in the second quarter of 2007. As a percentage of total restaurant sales, general and administrative expenses decreased to 6.5% in the second quarter of 2008 from 6.6% in the second quarter of 2007 due primarily to lower administrative bonus accruals.

Interest expense decreased to $7.1 million in the second quarter of 2008 from $7.6 million in the second quarter of 2007 due to lower effective interest rates on our LIBOR based borrowings under our senior credit facility.

In addition, we recognized a non-recurring pretax gain of $0.1 million in the second quarter of 2008 related to the sale of a Taco Cabana property and a $0.2 million gain on the purchase and retirement in an open market transaction of $2.0 million principal amount of our Notes.

Net income was $3.3 million in the second quarter of 2008 compared to $5.1 million in the second quarter of 2007 as a result of the above.

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

Interest payments under our debt obligations, capital expenditures and payments related to our lease obligations represent significant liquidity requirements for us. We believe cash generated from our operations, availability of borrowing under our revolving credit facility and proceeds from anticipated sale-leaseback transactions will provide sufficient cash availability to cover our anticipated working capital needs, capital expenditures (which include new restaurant development and represent a major investment of cash for us) and debt service requirements for the next twelve months.

Operating activities. Net cash provide by operating activities for the six months ended June 30, 2008 was $19.4 million due primarily to net income of $4.7 million and depreciation and amortization expense of $16.1 million. Net cash provided from operating activities for the six months ended June 30, 2007 was $29.6 million due primarily to net income of $6.7 million and depreciation and amortization expense of $15.6 million. We also recorded in the first six months of 2007 a $1.5 million non-cash pretax loss on early extinguishment of debt from the write-off of previously deferred financing costs related to our prior senior credit facility.

Investing activities including capital expenditures and qualified sale-leaseback transactions. Net cash used for investing activities in the six months ended June 30, 2008 and 2007 was $24.5 million and $26.7 million, respectively. Capital expenditures for the six months ended June 30, 2008 and 2007 were $29.2 million and $27.7 million, respectively. Our capital expenditures included expenditures for development of new Pollo Tropical and Taco Cabana restaurants for the six months ended June 30, 2008 and 2007 of $15.3 million and $17.8 million, respectively. Expenditures to remodel our existing Pollo Tropical and Burger King restaurants for the six months ended June 30, 2008 and 2007 totaled $5.8 million and $3.2 million, respectively.

In the first six months of 2008 and 2007, we sold four and two restaurant properties, respectively, in sale-leaseback transactions for net proceeds of $4.7 million and $2.5 million, respectively. We also sold one Taco Cabana property in each of the first six months of 2008 and 2007 for net proceeds of $0.1 million and $1.0 million, respectively. The net proceeds from these sales were used to reduce outstanding borrowings under our senior credit facility. We also had expenditures related to the purchase of restaurant properties to be sold in sale-leaseback transactions of $2.5 million in the six months ended June 30, 2007.

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

The following table sets forth our capital expenditures for the periods presented (in thousands):

	Pollo Tropical	Taco Cabana	Burger King	Other	Consolidated
Six months ended June 30, 2008:
New restaurant development	$7,838	$7,480	$1,067	$—	$16,385
Restaurant remodeling	2,296	340	3,532	—	6,168
Other restaurant capital expenditures (1)	1,274	1,220	1,597	—	4,091
Corporate and restaurant information systems	—	—	—	2,585	2,585

Total capital expenditures	$11,408	$9,040	$6,196	$2,585	$29,229

Number of new restaurant openings	4	4	1		9
Six months ended June 30, 2007:
New restaurant development	$11,335	$6,474	$911	$—	$18,720
Restaurant remodeling	1,084	—	2,160	—	3,244
Other restaurant capital expenditures (1)	821	1,569	1,880	—	4,270
Corporate and restaurant information systems	—	—	—	1,493	1,493

Total capital expenditures	$13,240	$8,043	$4,951	$1,493	$27,727

Number of new restaurant openings	4	2	—		6

1)	Excludes restaurant repair and maintenance expenses included in other restaurant operating expenses in our consolidated financial statements. For the six months ended June 30, 2008 and 2007, total restaurant repair and maintenance expenses were approximately $9.8 million and $8.7 million, respectively.

In 2008, we anticipate that total capital expenditures will range from $73 million to $80 million, although the actual amount of capital expenditures may differ from these estimates. These capital expenditures are expected to include approximately $39 million to $43 million for the development of new restaurants and purchase of related real estate. In 2008, we currently anticipate that we will open a total of eight new Pollo Tropical restaurants, ten to twelve new Taco Cabana restaurants and five new Burger King restaurants, four of which will be relocations of existing restaurants within their current market areas. We also currently anticipate closing one Taco Cabana restaurant and six Burger King restaurants in 2008 in addition to those Burger King restaurants being relocated. Capital expenditures in 2008 also are expected to include expenditures of approximately $17 million to $20 million for the ongoing reinvestment in our three restaurant concepts for remodeling costs, capital maintenance expenditures of approximately $9 million and approximately $6 million to $7 million related to the replacement and upgrade of our point-of-sale systems.

Financing activities. Net cash provided from financing activities for the first six months of 2008 was $2.1 million. During the six months ended June 30, 2008 and 2007, we acquired six and five properties, respectively, that were previously accounted for as lease financing obligations and settled lease financing obligations of $5.5 million and $4.4 million, respectively. We also purchased and retired $2.0 million of our outstanding Notes for $1.8 million during the first six months of 2008 in an open market transaction. On March 9, 2007, Carrols entered into a new senior credit facility and terminated its prior senior credit facility. Term loan A borrowings of $120.0 million and an additional $4.3 million of revolver borrowings were used to repay all outstanding borrowings under the prior senior credit facility and to also pay certain fees and expenses incurred in connection with the new senior credit facility. We incurred $1.2 million of deferred financing costs related to the new senior credit facility in the first six months of 2007. As a result, net cash used for financing activities was $4.3 million in the first six months of 2007.

Senior Credit Facility. Carrols’ senior credit facility totals approximately $185 million, consisting of $120 million principal amount of term loan A borrowings maturing on March 8, 2013 (or earlier on September 30, 2012 if the Notes are not refinanced by June 30, 2012) and a $65.0 million revolving facility (including a sub limit of up to $25.0 million for letters of credit and up to $5.0 million for swingline loans), maturing on March 8, 2012.

Both term loan and revolving credit borrowings under the new senior credit facility bear interest at a per annum rate, at our option, of either:

1) the applicable margin ranging from 0% to 0.25% based on our senior leverage ratio (as defined in the senior credit facility) plus the greater of (i) the prime rate or (ii) the federal funds rate for that day plus 0.5%; or

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

In general, obligations under the senior credit facility are guaranteed by us and all of Carrols’ material subsidiaries and are collateralized by a pledge of Carrols’ common stock and the stock of each of Carrols’ material subsidiaries. The senior credit facility contains certain covenants, including, without limitation, those limiting our ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of our business, engage in transactions with related parties, make certain investments or pay dividends. In addition, we are required to meet certain financial ratios, including fixed charge coverage, senior leverage, and total leverage ratios (all as defined under the senior credit facility). Carrols was in compliance as of June 30, 2008 with the covenants in the senior credit facility.

Notes. On December 15, 2004 Carrols issued $180.0 million of Notes. The Notes bear interest at a rate of 9% payable semi-annually on January 15 and July 15 and mature on January 15, 2013. The Notes are redeemable at the option of Carrols in whole or in part on or after January 15, 2009 at a price of 104.5% of the principal amount if redeemed before January 15, 2010, 102.25% of the principal amount if redeemed after January 15, 2010 but before January 15, 2011 and at 100% of the principal amount after January 15, 2011. On April 7, 2008, Carrols purchased and retired $2.0 million of the Notes in an open market transaction. This resulted in a gain on extinguishment of debt of $0.2 million in the three months ended June 30, 2008.

The Notes are unsecured and guaranteed by Carrols’ material subsidiaries. Restrictive covenants under the Notes include limitations with respect to, among other things, Carrols’ and its material subsidiaries’ ability to incur additional debt, incur liens, sell or acquire assets or businesses, pay dividends and make certain investments. Carrols was in compliance as of June 30, 2008 with the restrictive covenants in the indenture governing the Notes.

Indebtedness. At June 30, 2008, we had total debt outstanding of $356.1 million comprised of $178.0 million of Notes, term loan borrowings of $120.0 million under the senior credit facility, borrowings of $9.5 million under the revolving credit facility, lease financing obligations of $47.3 million and capital lease obligations of $1.3 million. After reserving $14.2 million for letters of credit guaranteed by our senior credit facility, $41.3 million was available for borrowings under the revolving credit facility at June 30, 2008.

Contractual Obligations

A table of our contractual obligations as of December 31, 2007 was included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. There have been no significant changes to our contractual obligations during the six months ended June 30, 2008.

Results of Operations

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

The following table sets forth, for the three months ended June 30, 2008 and 2007, selected operating results as a percentage of consolidated restaurant sales:

	2008	2007
Restaurant sales:
Pollo Tropical	21.5%	21.2%
Taco Cabana	30.1%	30.3%
Burger King	48.4%	48.5%

Total restaurant sales	100.0%	100.0%
Costs and expenses:
Cost of sales	30.4%	28.7%
Restaurant wages and related expenses	28.9%	29.3%
Restaurant rent expense	5.5%	5.5%
Other restaurant operating expenses	14.9%	14.3%
Advertising expense	4.4%	4.2%
General and administrative (including stock-based compensation expense)	6.5%	6.6%

Since April 1, 2007 through June 30, 2008 we have opened twelve new Pollo Tropical restaurants, eleven new Taco Cabana restaurants and one new Burger King restaurant, which was a relocation within its market area. During the same period we closed an additional eight Burger King restaurants, one Pollo Tropical restaurant and two Taco Cabana restaurants.

Restaurant Sales. Total restaurant sales for the second quarter of 2008 increased $10.2 million, or 5.1%, to $210.3 million from $200.1 million in the second quarter of 2007 due to sales increases at our Hispanic Brand restaurants of $5.3 million, or 5.1%, and sales increases at our Burger King restaurants of $4.9 million. Restaurant sales at our Hispanic Brand restaurants were $108.5 million in the second quarter of 2008.

Pollo Tropical restaurant sales increased $2.6 million, or 6.2%, to $45.1 million in the second quarter of 2008 due primarily to the opening of twelve new Pollo Tropical restaurants since the beginning of the second quarter of 2007, which contributed $3.4 million in additional sales in the second quarter of 2008 compared to the second quarter of 2007. This increase was partially offset the closure of one Pollo Tropical restaurant since the beginning of the second quarter of 2007. Comparable restaurant sales at Pollo Tropical were essentially flat with an increase of 0.1% in the second quarter of 2008 as effective menu price increases in the second quarter of 5.2% were offset by lower customer traffic.

Taco Cabana restaurant sales increased $2.7 million, or 4.4%, to $63.4 million in the second quarter of 2008 due primarily to the opening of eleven new Taco Cabana restaurants since the beginning of the second quarter of 2007 which contributed $3.5 million of additional sales in the second quarter of 2008 compared to the second quarter of 2007. This increase was partially offset by the closure of two Taco Cabana restaurants since the beginning of the second quarter of 2007. Comparable restaurant sales at Taco Cabana decreased 0.6% in the second quarter of 2008 as a result of lower customer traffic. Effective menu price increases were 3.0% in the second quarter of 2008.

Comparable restaurant sales at our Burger King restaurants increased 5.9% in the second quarter of 2008 as a result of a 3.4% increase in customer traffic and an average check increase of 2.4%. Effective menu price increases were 3.3% in the second quarter of 2008. These sales increases were partially offset by the closure, excluding relocated restaurants, of eight Burger King restaurants since the beginning of the second quarter of 2007.

Operating Costs and Expenses. Cost of sales (food and paper costs), as a percentage of total restaurant sales, increased to 30.4% in the second quarter of 2008 from 28.7% in the second quarter of 2007. Pollo Tropical cost of sales, as a percentage of Pollo Tropical restaurant sales, increased to 33.9% in the second quarter of 2008 from 32.7% in the second quarter of 2007 due primarily to higher chicken commodity prices (1.3% of Pollo Tropical sales in the first quarter of 2008) and higher prices of other commodities including wheat-based products and yucca (1.3% of Pollo Tropical sales) partially offset by the effect of menu price increases. Taco Cabana cost of sales, as a percentage of Taco Cabana restaurant sales, increased to 30.8% in the second quarter of 2008 from 29.6% in the second quarter of 2007 due to higher commodity prices including higher cheese costs (1.0% of Taco Cabana sales in the second quarter of 2008) and higher wheat-based product prices (0.5% of Taco Cabana sales) partially offset by the effect of menu price increases and higher vendor rebates (0.2% of Taco Cabana sales). Burger King cost of sales, as a percentage of Burger King restaurant sales, increased to 28.6% in the second quarter of 2008 from 26.3% in the second quarter of 2007 due to higher commodity prices including beef, cheese, shortening and wheat-based products (2.6% of Burger King sales in the second quarter of 2008) offset in part by the effect of menu price increases.

Restaurant wages and related expenses, as a percentage of total restaurant sales, decreased to 28.9% in the second quarter of 2008 from 29.3% in the second quarter of 2007. Pollo Tropical restaurant wages and related expenses, as a percentage of Pollo Tropical restaurant sales, decreased to 24.2% in the second quarter of 2008 from 25.0% in the second quarter of 2007 due primarily to lower workers compensation claim costs (0.8% of Pollo Tropical sales). Taco Cabana restaurant wages and related expenses, as a percentage of Taco Cabana restaurant sales, increased to 29.3% in the second quarter of 2008 from 28.7% in the second quarter of 2007 due primarily to higher medical claim costs (0.5% of Taco Cabana sales) and increases in labor rates on relatively flat sales. Burger King restaurant wages and related expenses, as a percentage of Burger King restaurant sales, decreased to 30.7% in the second quarter of 2008 from 31.5% in the second quarter of 2007 due primarily to the effect of higher sales volumes on fixed labor costs and lower medical insurance claim costs (0.1% of Burger King sales).

Restaurant rent expense, as a percentage of total restaurant sales, was 5.5% in the second quarter of 2008 and the second quarter of 2007.

Other restaurant operating expenses, as a percentage of total restaurant sales, increased to 14.9% in the second quarter of 2008 from 14.3% in the second quarter of 2007. Pollo Tropical other restaurant operating expenses, as a percentage of Pollo Tropical restaurant sales, increased to 14.4% in the second quarter of 2008 from 12.7% in the second quarter of 2007 due primarily to higher utility costs (0.5% of Pollo tropical sales), higher repair and maintenance expenses (0.4% of Pollo Tropical sales) and higher general liability claim costs (0.2% of Pollo Tropical sales). Taco Cabana other restaurant operating expenses, as a percentage of Taco Cabana restaurant sales, increased to 15.5% in the second quarter of 2008 from 14.5% in the second quarter of 2007 due primarily to higher utility costs (0.6% of Taco Cabana sales), higher repair and maintenance expenses associated with reimaging our restaurants (0.4% of Taco Cabana sales). Burger King other restaurant operating expenses, as a percentage of Burger King restaurant sales, was 14.8% in both the second quarter of 2008 and 2007.

Advertising expense, as a percentage of total restaurant sales, increased to 4.4% in the second quarter of 2008 from 4.2% in the second quarter of 2007. Pollo Tropical advertising expense, as a percentage of Pollo Tropical restaurant sales, decreased to 2.2% in the second quarter of 2008 from 2.4% in the second quarter of 2007 due to the timing of radio expenditures in 2007. Taco Cabana advertising expense, as a percentage of Taco Cabana restaurant sales, increased to 5.4% in the second quarter of 2008 from 4.7% in the second quarter of 2007 due primarily to the timing of promotions in 2008. Burger King advertising expense, as a percentage of Burger King restaurant sales, was 4.7% in both the second quarter of 2008 and 2007.

General and administrative expenses increased $0.4 million in the second quarter of 2008 due primarily to higher salary costs or, as a percentage of total restaurant sales, decreased to 6.5% in the second quarter of 2008 from 6.6% in the second quarter of 2007 due primarily to lower administrative bonus accruals of $0.8 million.

Segment EBITDA. As a result of the factors above, Segment EBITDA for our Pollo Tropical restaurants decreased to $6.7 million in the second quarter of 2008 from $7.3 million in the second quarter of 2007. Segment EBITDA for our Taco Cabana restaurants decreased to $5.8 million in the second quarter of 2008 from $8.0 million in the second quarter of 2007. Segment EBITDA for our Burger King restaurants decreased to $8.1 million in the second quarter of 2008 from $8.4 million in the second quarter of 2007.

Depreciation and Amortization and Impairment Losses. Depreciation and amortization expense increased to $8.1 million in the second quarter of 2008 from $7.9 million in the second quarter of 2007 due primarily to our capital expenditures of $57.3 million since the end of the second quarter of 2007. There were no significant impairment losses in the second quarter of 2008 or 2007.

Interest Expense. Interest expense decreased $0.5 million to $7.1 million in the second quarter of 2008 from $7.6 million in the second quarter of 2007 due to lower effective interest rates on our LIBOR based borrowings under our senior credit facility. The weighted average interest rate on our long-term debt, excluding lease financing obligations, for the second quarter of 2008 decreased to 6.9% from 8.1% in the second quarter of 2007. Interest expense on lease financing obligations was $1.4 million in the second quarter of 2008 compared to $1.3 million in the second quarter of 2007.

Provision for Income Taxes. The provision for income taxes for the three months ended June 30, 2008 was derived using an estimated effective annual income tax rate for 2008 of 37.9%, which excludes any discrete tax adjustments.

Discrete tax adjustments reduced the provision for income taxes by $0.1 million in both the second quarter of 2008 and 2007. The provision for income taxes for the second quarter of 2007 was derived using an estimated effective annual income tax rate for 2007, excluding discrete tax adjustments, of 36.0%.

Net Income. As a result of the foregoing, net income was $3.3 million in the second quarter of 2008 compared to $5.1 million in the second quarter of 2007.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

The following table sets forth, for the six months ended June 30, 2008 and 2007, selected operating results as a percentage of consolidated restaurant sales:

	2008	2007
Restaurant sales:
Pollo Tropical	22.0%	21.6%
Taco Cabana	30.4%	30.6%
Burger King	47.6%	47.8%

Total restaurant sales	100.0%	100.0%
Costs and expenses:
Cost of sales	30.0%	28.3%
Restaurant wages and related expenses	29.4%	29.5%
Restaurant rent expense	5.7%	5.6%
Other restaurant operating expenses	15.0%	14.6%
Advertising expense	4.2%	4.4%
General and administrative (including stock-based compensation expense)	6.6%	6.8%

Since January 1, 2007 through June 30, 2008 we have opened thirteen new Pollo Tropical restaurants, twelve new Taco Cabana restaurants and one new Burger King restaurant, which was relocated within its market area. During the same period we closed an additional nine Burger King restaurants, one Pollo Tropical restaurant and five Taco Cabana restaurants.

Restaurant Sales. Total restaurant sales for the first six months of 2008 increased $17.7 million, or 4.6%, to $405.7 million from $388.0 million in the first six months of 2007 due to sales increases at our Hispanic Brand restaurants of $10.1 million, or 5.0%, and sales increases at our Burger King restaurants of $7.6 million. Restaurant sales at our Hispanic Brand restaurants were $212.7 million in the first six months of 2008.

Pollo Tropical restaurant sales increased $5.4 million, or 6.5%, to $89.2 million in the first six months of 2008 due primarily to the opening of thirteen new Pollo Tropical restaurants since the beginning of 2007, which contributed $7.1 million in additional sales in the first six months of 2008 compared to the first six months of 2007. This increase was partially offset by the closure of one Pollo Tropical restaurant since the beginning of 2007. Comparable restaurant sales at our Pollo Tropical restaurants decreased 0.2% in the first six months of 2008 due to lower customer traffic. Effective menu price increases were 5.2% in the first six months of 2008.

Taco Cabana restaurant sales increased $4.7 million, or 4.0%, to $123.6 million in the first six months of 2008 due primarily to the opening of twelve new Taco Cabana restaurants since the beginning of 2007 which contributed $5.8 million of additional sales in the first six months of 2008 compared to the first six months of 2007. This increase was partially offset by the closure of five Taco Cabana restaurants since the beginning of 2007. Comparable restaurant sales at our Taco Cabana restaurants increased 0.2% in the first six months of 2008 due primarily to effective menu price increases of 2.6%.

Burger King restaurant sales increased by $7.6 million to $193.0 million in the first six months of 2008 due to a comparable restaurant sales increase of 4.9% at our Burger King restaurants primarily due to increases in customer traffic. This increase was partially offset by the closure of ten Burger King restaurants since the beginning of 2007. Effective menu price increases were 3.1% in the first six months of 2008.

Operating Costs and Expenses. Cost of sales (food and paper costs), as a percentage of total restaurant sales, increased to 30.0% in the first six months of 2008 from 28.3% in the first six months of 2007. Pollo Tropical cost of sales, as a percentage of Pollo Tropical restaurant sales, increased to 33.3% in the first six months of 2008 from 32.3% in the first six months of 2007 due primarily to higher chicken commodity prices (1.3% of Pollo Tropical sales in the first six months of

2008) and higher prices of other commodities (1.1% of Pollo Tropical sales) partially offset by the effect of menu price increases. Taco Cabana cost of sales, as a percentage of Taco Cabana restaurant sales, increased to 31.1% in the first six months of 2008 from 29.4% in the first six months of 2007 due to higher commodity prices including higher cheese prices (1.1% of Taco Cabana sales in the first six months of 2008) and higher wheat-based product prices (0.4% of Taco Cabana sales) partially offset by the effect of menu price increases. Burger King cost of sales, as a percentage of Burger King restaurant sales, increased to 27.7% in the first six months of 2008 from 25.7% in the first six months of 2007 due to higher commodity prices including beef, cheese, shortening and wheat-based products (2.4% of Burger King sales in the first six months of 2008) offset in part by the effect of menu price increases.

Restaurant wages and related expenses, as a percentage of total restaurant sales, decreased slightly to 29.4% in the first six months of 2008 from 29.5% in the first six months of 2007. Pollo Tropical restaurant wages and related expenses, as a percentage of Pollo Tropical restaurant sales, decreased to 24.9% in the first six months of 2008 from 25.0% in the first six months of 2007 due primarily to lower workers compensation and medical claim costs (0.4% of Pollo Tropical sales) substantially offset by the effect labor rate increases on relatively flat sales. Taco Cabana restaurant wages and related expenses, as a percentage of Taco Cabana restaurant sales, increased to 29.3% in the first six months of 2008 from 28.5% in the first six months of 2007 due primarily to the effect of labor cost increases on relatively flat sales and higher restaurant level bonus accruals (0.3% of Taco Cabana sales). Burger King restaurant wages and related expenses, as a percentage of Burger King restaurant sales, decreased to 31.5% in the first six months of 2008 from 32.2% in the first six months of 2007 due primarily to the effect of higher sales volumes on fixed labor costs and lower medical insurance claim costs (0.2% of Burger King sales).

Restaurant rent expense, as a percentage of total restaurant sales, increased slightly to 5.7% in the first six months of 2008 from 5.6% in the first six months of 2007 due primarily to the effect of sale-leaseback transactions entered into since the beginning of 2007.

Other restaurant operating expenses, as a percentage of total restaurant sales, increased to 15.0% in the first six months of 2008 from 14.6% in the first six months of 2007. Pollo Tropical other restaurant operating expenses, as a percentage of Pollo Tropical restaurant sales, increased to 14.3% in the first six months of 2008 from 12.9% in the first six months of 2007 due primarily to higher repair and maintenance expenses (0.6% of Pollo Tropical sales), higher utility costs (0.3% of Pollo Tropical sales) and higher credit card fees (0.1% of Pollo Tropical sales). Taco Cabana other restaurant operating expenses, as a percentage of Taco Cabana restaurant sales, increased to 15.0% in the first six months of 2008 from 14.6% in the first six months of 2007 due primarily to higher utility costs (0.4% of Taco Cabana sales) and higher and maintenance expenses associated with reimaging our restaurants (0.2% of Taco Cabana sales) partially offset by lower real estate tax expense resulting from lower tax assessments in the state of Texas (0.2% of Taco Cabana sales). Burger King other restaurant operating expenses, as a percentage of Burger King restaurant sales were 15.3% in both the first six months of 2008 and 2007.

Advertising expense, as a percentage of total restaurant sales, decreased to 4.2% in the first six months of 2008 from 4.4% in the first six months of 2007. Pollo Tropical advertising expense, as a percentage of Pollo Tropical restaurant sales, was 2.9% in both the first six months of 2008 and 2007. Pollo Tropical advertising costs are currently expected to be approximately 2.4% to 2.6% of Pollo Tropical restaurant sales for all of 2008, but there can be no assurance in this regard. Taco Cabana advertising expense, as a percentage of Taco Cabana restaurant sales, decreased to 4.6% in the first six months of 2008 from 5.0% in the first six months of 2007 due primarily to the timing of promotions in 2007. Taco Cabana advertising costs are currently expected to be approximately 4.0% to 4.2% of Taco Cabana restaurant sales for all of 2008, but there can be no assurance in this regard. Burger King advertising expense, as a percentage of Burger King restaurant sales, was 4.6% in both the first six months of 2008 and 2007. Our Burger King advertising costs are currently expected to be approximately 4.4% of Burger King restaurant sales for all of 2008, but there can be no assurance in this regard.

General and administrative expenses increased $0.3 million in the first six months of 2008 due primarily to higher salary costs or, as a percentage of total restaurant sales, decreased to 6.6% in the first six months of 2008 from 6.8% in the first six months of 2007 due primarily to lower administrative bonus accruals of $1.2 million.

Segment EBITDA. As a result of the factors above, Segment EBITDA for our Pollo Tropical restaurants decreased to $12.7 million in the six months ended June 30, 2008 from $14.1 million in the first six months of 2007. Segment EBITDA for our Taco Cabana restaurants decreased to $12.4 million in the first six months of 2008 from $15.4 million in the first six months of 2007. Segment EBITDA for our Burger King restaurants decreased to $13.7 million in the first six months of 2008 from $14.2 million in the first six months of 2007.

Depreciation and Amortization and Impairment Losses. Depreciation and amortization expense increased to $16.1 million in the first six months of 2008 from $15.6 million in the first six months of 2007 due primarily to our capital expenditures of $57.3 million since the end of the second quarter of 2007. Impairment losses were $0.1 million in both in the first six months of 2008 and 2007.

Interest Expense. Interest expense decreased $1.4 million to $14.6 million in the first six months of 2008 from $16.0 million in the first six months of 2007. This reduction is primarily due to lower effective interest rates on our LIBOR based borrowings under our senior credit facility. The weighted average interest rate on our long-term debt, excluding lease financing obligations, for the first six months of 2008 decreased to 7.1% from 8.2% in the first six months of 2007. Interest expense on lease financing obligations was $2.7 million in the first six months of 2008 compared to $2.8 million in the first six months of 2007.

Provision for Income Taxes. The provision for income taxes for the first six months of 2008 was derived using an estimated effective annual income tax rate for 2008 of 37.9%, which excludes any discrete tax adjustments. Discrete tax adjustments reduced the provision for income taxes by $0.1 million in both the first six months of 2008 and 2007. The provision for income taxes for the first six months of 2007 was derived using an estimated effective annual income tax rate for 2007, excluding discrete tax adjustments, of 36.0%.

Net Income. As a result of the foregoing, net income was $4.7 million in the first six months of 2008 compared to $6.7 million in the first six months of 2007.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements other than our operating leases, which are primarily for our restaurant properties and not recorded on our consolidated balance sheet.

Application of Critical Accounting Policies

Our unaudited interim consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in the “Significant Accounting Policies” footnote in the notes to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2007. Critical accounting estimates are those that require application of management’s most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods.

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

Accrued occupancy costs. We make estimates of accrued occupancy costs pertaining to closed restaurant locations on an ongoing basis. These estimates require assessment and continuous evaluation of a number of factors such as the remaining contractual period under our lease obligations, the amount of sublease income we are able to realize on a particular property and estimates of other costs such as property taxes. Differences between actual future events and prior estimates could result in adjustments to these accrued costs. At June 30, 2008 we had five non-operating restaurant properties.

Insurance liabilities. We are insured for workers’ compensation, general liability and medical insurance claims under policies where we pay all claims, subject to annual stop-loss limitations both for individual claims and claims in the aggregate. At June 30, 2008, we had $8.7 million accrued for these insurance claims. We record insurance liabilities based on historical and industry trends, which are continually monitored, and adjust accruals as warranted by changing circumstances.

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

Evaluation of Goodwill. We must evaluate our recorded goodwill under Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) on an ongoing basis. We have elected to conduct our annual impairment review of goodwill assets at December 31. Our review at December 31, 2007 indicated there has been no impairment as of that date. This annual evaluation of goodwill requires us to make estimates and assumptions to determine the fair value of our reporting units including projections regarding future operating results of each restaurant over its remaining lease term and market values. These estimates may differ from actual future events and if these estimates or related projections change in the future, we may be required to record impairment charges for these assets.

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

We also must evaluate under SFAS 98 sales of our restaurants which occur in sale-leaseback transactions to determine the proper accounting for the proceeds of such sales either as a sale or a financing. This evaluation requires certain judgments in determining whether or not clauses in the lease or any related agreements constitute continuing involvement under SFAS 98. These judgments must also consider the various interpretations of SFAS 98 since its issuance. For those sale-leasebacks that are accounted for as financing transactions, we must estimate our incremental borrowing rate, or another rate in cases where the incremental borrowing rate is not appropriate to utilize, for purposes of determining interest expense and the resulting amortization of the lease financing obligation. Changes in the determination of the incremental borrowing rates or other rates utilized in connection with the accounting for lease financing transactions could have a significant effect on the interest expense and underlying balance of the lease financing obligations.

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

Effects of New Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This statement defines fair value, establishes a framework for using fair value to measure assets and liabilities and expands disclosures about fair value measurements. The statement applies whenever other pronouncements require or permit assets or liabilities to be measured at fair value. In February 2007, the FASB issued FSP FAS 157-2, delaying the effective date of SFAS 157 for certain nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008. The implementation of SFAS 157 for financial assets and financial liabilities, effective for fiscal 2008, did not have a material impact on our consolidated financial statements. We are currently evaluating the impact SFAS 157 may have for nonfinancial assets and liabilities in our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities – Including an Amendment of FASB Statement No. 115” (“SFAS 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for our fiscal year beginning January 1, 2008. We did not elect to begin reporting any financial assets or liabilities at fair value upon adoption of this standard.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financials Statements, an Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 clarifies the accounting for non controlling interests and establishes accounting and reporting standards for the noncontrolling interest in a subsidiary, including classification as a component of equity. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact SFAS 160 will have on our consolidated financial statements.

In April 2008, the FASB issued FSP SFAS No. 142-3 “Determination of the Useful Life of Intangible Assets” (“SFAS 142-3”). SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumption used to determine the useful life of a recognized intangible asset under SFAS No. 142. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. SFAS No. 142-3 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, which will require us to adopt these provisions in the first quarter of 2009. We have reviewed this pronouncement and do not anticipate the adoption of SFAS No. 142-3 will materially impact our financial statements.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements that are predictive in nature or that depend upon or refer to future events or conditions are forward-

looking statements. These statements are often identified by the words “may,” “might,” “will,” “should,” “anticipate,” “believe,” “expect,” “intend,” “estimate,” “hope” or similar expressions. In addition, expressions of our strategies, intentions or plans are also forward looking statements. These statements reflect management’s current views with respect to future events and are subject to risks and uncertainties, both known and unknown. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their date. There are important factors that could cause actual results to differ materially from those in forward-looking statements, many of which are beyond our control. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected or implied in the forward-looking statements. We believe important factors that could cause actual results to differ materially from our expectations include the following, in addition to other risks and uncertainties discussed herein and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

•	Competitive conditions;

•	Regulatory factors;

•	Environmental conditions and regulations;

•	General economic conditions, particularly at the retail level;

•	Weather conditions;

•	Increases in commodity costs;

•	Fuel prices;

•	Significant disruptions in service or supply by any of our suppliers or distributors;

•	Changes in consumer perception of dietary health and food safety;

•	Labor and employment benefit costs;

•	The outcome of pending or future legal proceedings;

•	Our ability to manage our growth and successfully implement our business strategy;

•	The risks associated with the expansion of our business;

•	General risks associated with the restaurant industry;

•	Our inability to integrate any businesses we acquire;

•	Our borrowing costs and credit ratings, which may be influenced by the credit ratings of our competitors;

•	The availability and terms of necessary or desirable financing or refinancing and other related risks and uncertainties;

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

Inflation

The inflationary factors that have historically affected our results of operations include increases in food and paper costs, labor and other operating expenses and energy costs. Wages paid in our restaurants are impacted by changes in the Federal and state hourly minimum wage rates. Accordingly, changes in the Federal and state hourly minimum wage rates directly affect our labor costs. We typically attempt to offset the effect of inflation, at least in part, through periodic menu price increases and various cost reduction programs. However, no assurance can be given that we will be able to offset such inflationary cost increases in the future.

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

There were no material changes from the information presented in Item 7A included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 with respect to the Company’s market risk sensitive instruments.

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

We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 29, 2008.

No change occurred in our internal control over financial reporting during the second quarter of 2008 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

There were no material changes to the disclosure made in our Annual Report on Form 10-K for the year ended December 31, 2007 regarding these matters.

Item 1A.	RISK FACTORS

Part I — Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 describes important factors that could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-Q or presented elsewhere by management from time-to-time. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Default Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

On June 9, 2008, Carrols Restaurant Group, Inc. held its 2008 Annual Meeting of Stockholders (the “Meeting”). In connection with the Meeting, Carrols Restaurant Group, Inc. solicited proxies from its stockholders pursuant to Regulation 14 of the Exchange Act.

The matters voted upon by the stockholders and the votes cast with respect to such matters are as follows:

1.	To elect the following nominees as Class II directors to serve for a term of three years and until their successors have been duly elected and qualified.

Nominee	For	Withheld
Joel M. Handel	18,146,729	659,359
Clayton E. Wilhite	18,286,698	519,390

2.	To ratify the appointment of Deloitte & Touche LLP as the independent registered public accounting firm of the Company for the 2008 fiscal year.

For	Against	Abstain
18,800,479	2,140	3,468

Item 5.	Other Information

None

Item 6.	Exhibits

(a) The following exhibits are filed as part of this report.

Exhibit No.

10.1	Second Supplement to Indenture dated as of May 29, 2008 by and among Carrols Corporation, Carrols LLC and The Bank of New York.

10.2	Joinder Agreement dated as of May 28, 2008 by and among Carrols Corporation, certain subsidiaries of Carrols Corporation, Carrols Restaurant Group, Inc., Carrols LLC and Wachovia Bank, National Association.

31.1	Chief Executive Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Carrols Restaurant Group, Inc.

31.2	Chief Financial Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Carrols Restaurant Group, Inc.

31.3	Chief Executive Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Carrols Corporation.

31.4	Chief Financial Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Carrols Corporation.

32.1	Chief Executive Officer’s Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Carrols Restaurant Group, Inc.

32.2	Chief Financial Officer’s Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Carrols Restaurant Group, Inc.

32.3	Chief Executive Officer’s Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Carrols Corporation.

32.4	Chief Financial Officer’s Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Carrols Corporation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARROLS RESTAURANT GROUP, INC.

Date: August 6, 2008	/S/ ALAN VITULI
(Signature)
Alan Vituli
Chairman of the Board and
Chief Executive Officer

Date: August 6, 2008	/S/ PAUL R. FLANDERS
(Signature)
Paul R. Flanders
Vice President – Chief Financial Officer and Treasurer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARROLS CORPORATION

Date: August 6, 2008	/S/ ALAN VITULI
(Signature)
Alan Vituli
Chairman of the Board and
Chief Executive Officer

Date: August 6, 2008	/S/ PAUL R. FLANDERS
(Signature)
Paul R. Flanders
Vice President – Chief Financial Officer and Treasurer