Form 10-Q
period 2008-09-28
CARROLS RESTAURANT GROUP, INC.; CARROLS CORP
filed 2008-11-05
CIK 809248, 17927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2008

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

Carrols Restaurant Group, Inc.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Carrols Corporation

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether either of the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act)   Yes  ☐    No  ☒

As of November 1, 2008, Carrols Restaurant Group, Inc. had 21,573,775 shares of its common stock, $.01 par value, outstanding. As of November 1, 2008, all outstanding equity securities of Carrols Corporation, which consisted of 10 shares of its common stock, were owned by Carrols Restaurant Group, Inc.

CARROLS RESTAURANT GROUP, INC. AND CARROLS CORPORATION

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2008

PART I—FINANCIAL INFORMATION

ITEM  1—INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars, except share and per share amounts)

(Unaudited)

	September 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$2,897	$7,396
Trade and other receivables	5,811	4,734
Inventories	5,225	5,339
Prepaid rent	2,936	2,803
Prepaid expenses and other current assets	6,928	6,172
Deferred income taxes	4,922	4,802

Total current assets	28,719	31,246
Property and equipment, net	222,211	200,325
Franchise rights, net (Note 4)	77,670	80,052
Goodwill (Note 4)	124,934	124,934
Intangible assets, net	709	887
Franchise agreements, at cost less accumulated amortization of $5,757 and $5,646, respectively	5,824	5,548
Deferred income taxes	10,505	10,559
Other assets	11,533	12,007

Total assets	$482,105	$465,558

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt (Note 5)	$7,614	$3,129
Accounts payable	20,371	20,054
Accrued interest	3,902	8,148
Accrued payroll, related taxes and benefits	15,416	18,669
Accrued income taxes payable	3,681	933
Accrued real estate taxes	4,418	3,312
Other liabilities	12,808	10,113

Total current liabilities	68,210	64,358
Long-term debt, net of current portion (Note 5)	307,408	298,154
Lease financing obligations (Note 9)	46,495	52,689
Deferred income—sale-leaseback of real estate	32,551	31,348
Accrued postretirement benefits (Note 8)	2,804	3,022
Other liabilities (Note 7)	21,620	22,822

Total liabilities	479,088	472,393
Commitments and contingencies (Note 12)
Stockholders’ equity (deficit):
Preferred stock, par value $.01; authorized 20,000,000 shares, issued and outstanding—none	—	—
Voting common stock, par value $.01; authorized 100,000,000 shares, issued and outstanding - 21,573,775 and 21,571,565 shares, respectively	216	216
Additional paid-in capital	(130)	(1,591)
Retained earnings (accumulated deficit)	1,703	(6,680)
Accumulated other comprehensive income	1,369	1,361
Treasury stock, at cost	(141)	(141)

Total stockholders’ equity (deficit)	3,017	(6,835)

Total liabilities and stockholders’ equity (deficit)	$482,105	$465,558

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

(In thousands of dollars, except share and per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Revenues:
Restaurant sales	$208,698	$203,181	$614,422	$591,164
Franchise royalty revenues and fees	366	328	1,077	997

Total revenues	209,064	203,509	615,499	592,161

Costs and expenses:
Cost of sales	63,558	58,595	185,130	168,264
Restaurant wages and related expenses (including stock-based compensation expense of $57, $45, $171 and $121, respectively)	59,786	59,519	179,090	174,029
Restaurant rent expense	11,714	11,101	34,765	32,687
Other restaurant operating expenses	32,433	30,547	93,326	87,028
Advertising expense	7,826	7,458	24,874	24,442
General and administrative (including stock-based compensation expense of $438, $314, $1,290 and $947, respectively)	12,893	12,327	39,605	38,778
Depreciation and amortization	8,124	8,107	24,223	23,685
Impairment losses (Note 3)	53	1,810	155	1,879
Other income (Note 10)	—	(303)	(119)	(650)

Total operating expenses	196,387	189,161	581,049	550,142

Income from operations	12,677	14,348	34,450	42,019
Interest expense	6,861	7,690	21,418	23,647
Loss (gain) on extinguishment of debt (Note 5)	—	—	(180)	1,485

Income before income taxes	5,816	6,658	13,212	16,887
Provision for income taxes (Note 6)	2,136	1,795	4,829	5,349

Net income	$3,680	$4,863	$8,383	$11,538

Basic and diluted net income per share (Note 13)	$0.17	$0.23	$0.39	$0.54

Basic weighted average common shares outstanding (Note 13)	21,573,485	21,550,827	21,572,241	21,550,827
Diluted weighted average common shares outstanding (Note 13)	21,576,176	21,555,020	21,575,280	21,559,524

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

(In thousands of dollars)

(Unaudited)

	2008	2007
Cash flows provided from operating activities:
Net income	$8,383	$11,538
Adjustments to reconcile net income to net cash provided from operating activities:
Loss (gain) on disposals of property and equipment	102	(57)
Stock-based compensation expense	1,461	1,068
Depreciation and amortization	24,223	23,685
Amortization of deferred financing costs	890	940
Amortization of unearned purchase discounts	(1,616)	(1,616)
Amortization of deferred gains from sale-leaseback transactions	(1,582)	(1,460)
Impairment losses	155	1,879
Gain on settlements of lease financing obligations	(48)	(163)
Accretion of interest on lease financing obligations	180	397
Deferred income taxes	(58)	(319)
Accrued income taxes	2,748	331
Loss (gain) on extinguishment of debt	(180)	1,485
Changes in other operating assets and liabilities	(5,501)	3,656

Net cash provided from operating activities	29,157	41,364

Cash flows used for investing activities:
Capital expenditures:
New restaurant development	(26,464)	(26,241)
Restaurant remodeling	(9,622)	(5,850)
Other restaurant capital expenditures	(6,903)	(6,825)
Corporate and restaurant information systems	(5,835)	(1,840)

Total capital expenditures	(48,824)	(40,756)
Properties purchased for sale-leaseback	—	(2,461)
Proceeds from sale-leaseback transactions	6,788	7,036
Proceeds from sales of other properties	119	1,623

Net cash used for investing activities	(41,917)	(34,558)

Cash flows provided from (used for) financing activities:
Repayment of term loans under prior credit facility	—	(118,400)
Borrowings on revolving credit facility	109,600	45,500
Repayments on revolving credit facility	(92,400)	(44,300)
Proceeds from new senior credit facility	—	120,000
Principal payments on term loans	(1,500)	—
Principal payments on capital leases	(119)	(262)
Expenses from initial public offering	—	(21)
Financing costs associated with issuance of debt	—	(1,228)
Repurchase of senior subordinated notes	(1,820)	—
Settlement of lease financing obligations	(5,500)	(4,412)

Net cash provided from (used for) financing activities	8,261	(3,123)

Net increase (decrease) in cash and cash equivalents	(4,499)	3,683
Cash and cash equivalents, beginning of period	7,396	3,939

Cash and cash equivalents, end of period	$2,897	$7,622

Supplemental disclosures:
Interest paid on long-term debt	$20,984	$22,932
Interest paid on lease financing obligations	$3,578	$3,700
Increase (decrease) in accruals for capital expenditures	$68	$(348)
Income taxes paid	$2,141	$3,064
Non-cash reduction of assets under lease financing obligations due to lease amendments	$298	$—
Non-cash reduction of lease financing obligations due to lease amendments	$880	$—
Capital lease obligations incurred	$158	$88

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

The difference between the consolidated financial statements of Carrols Restaurant Group and Carrols is primarily due to additional rent expense of approximately $6 per year for Carrols Restaurant Group and the composition of stockholders’ equity (deficit).

Business Description. At September 30, 2008 the Company operated, as franchisee, 317 quick-service restaurants under the trade name “Burger King” in 12 Northeastern, Midwestern and Southeastern states. At September 30, 2008, the Company also owned and operated 89 Pollo Tropical restaurants, of which 86 were located in Florida and three were located in New Jersey, and franchised a total of 27 Pollo Tropical restaurants, 23 in Puerto Rico, two in Ecuador and two on college campuses in Florida. At September 30, 2008, the Company owned and operated 153 Taco Cabana restaurants located primarily in Texas and franchised two Taco Cabana restaurants in New Mexico, one in Texas and one in Georgia.

Fiscal Year. The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. All references herein to the fiscal years ended December 30, 2007 and December 31, 2006 will be referred to as the fiscal years ended December 31, 2007 and 2006, respectively. Similarly, all references herein to the three and nine months ended September 28, 2008 and September 30, 2007 will be referred to as the three and nine months ended September 30, 2008 and September 30, 2007, respectively. The years ended December 31, 2007 and 2006 each contained 52 weeks and the three and nine months ended September 30, 2008 and 2007 contained thirteen and thirty-nine weeks, respectively.

Basis of Presentation. The accompanying unaudited consolidated financial statements for the three and nine months ended September 30, 2008 and 2007 have been prepared without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission and do not include certain of the information and the footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of such financial statements have been included. The results of operations for the three and nine months ended September 30, 2008 and 2007 are not necessarily indicative of the results to be expected for the full year.

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

	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007
Cost of sales	$(271)	$(798)
Other restaurant operating expenses	271	798

Total	$—	$—

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

During the three months ended September 30, 2008 an aggregate of 60,500 ISO’s were granted under the 2006 Plan. The options were issued with an exercise price equal to the fair market value of the stock price, or $5.17 per share, on the date of grant and generally vest 20% per year. During the three months ended September 30, 2008 and 2007, there were an aggregate of 7,000 and 7,200 restricted shares granted to certain employees, respectively. The restricted shares granted to employees in 2008 vest 100% three years from the date of grant. The restricted shares granted in 2007 vest 33% per year.

The Company currently uses and will continue to use the simplified method to estimate the expected term for share option grants until it has enough historical experience to provide a reasonable estimate of expected term in accordance with Staff Accounting Bulletin No. 110 (“SAB 110”). The weighted average fair-value of options granted during the three months ended September 30, 2008 was $2.02 which was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

2008
Risk-free interest rate	3.20%
Annual dividend yield	0%
Expected term	5 years
Expected volatility	39%

Stock-based compensation expense for the three and nine months ended September 30, 2008 was $0.5 million and $1.5 million, respectively and for the three and nine months ended September 30, 2007 was $0.4 million and $1.1 million, respectively.

As of September 30, 2008, the total non-vested stock-based compensation expense relating to the options and restricted shares is approximately $4.0 million and the Company expects to record an additional $0.5 million as compensation expense in 2008. The remaining weighted average vesting period for the stock options is 3.7 years and restricted shares is approximately 2.03 years at September 30, 2008.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(in thousands of dollars except share and per share amounts)

Stock Options

A summary of all option activity for the nine months ended September 30, 2008 was as follows:

	2006 Plan
	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands) (1)
Options outstanding at January 1, 2008	1,214,690	$14.31	6.0	$—
Granted	588,820	7.75
Forfeited	(60,890)	12.51

Options outstanding at September 30, 2008	1,742,620	$12.16	5.6	$—

Expected to vest at September 30, 2008	1,298,798	$11.51	5.7	$—

Options exercisable at September 30, 2008	408,135	$14.31	5.2	$—

(1)	The aggregate intrinsic value was calculated using the difference between the market price of the Company’s common stock at September 30, 2008 and the grant price for only those awards that have a grant price that is less than the market price of the Company’s common stock at September 30, 2008.

Restricted Shares

The restricted stock activity for the nine months ended September 30, 2008 was as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2008	55,398	$13.22
Shares granted	14,100	6.64
Shares vested	(2,210)	6.67
Shares forfeited	(4,124)	12.03

Nonvested at September 30, 2008	63,164	$11.78

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

During the third quarter of 2007, the Company impaired an underperforming Pollo Tropical restaurant located in Brooklyn, NY for $1.7 million. The restaurant was subsequently closed in the fourth quarter of 2007.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(in thousands of dollars except share and per share amounts)

For the three and nine months ended September 30, 2008 and 2007, the Company recorded impairment losses on long-lived assets for its segments as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Burger King	$43	$54	$135	$68
Pollo Tropical	5	1,657	5	1,657
Taco Cabana	5	99	15	154

	$53	$1,810	$155	$1,879

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

	Pollo Tropical	Taco Cabana	Burger King	Total
Balance, September 30, 2008	$56,307	$67,177	$1,450	$124,934

Burger King Franchise Rights. Amounts allocated to franchise rights for each Burger King acquisition are amortized using the straight-line method over the average remaining term of the acquired franchise agreements at January 1, 2002 plus one twenty-year renewal period. The Company assesses the potential impairment of franchise rights whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If an indicator of impairment exists, an estimate of the aggregate undiscounted future cash flows from the acquired restaurants is compared to the respective carrying value of franchise rights for each Burger King acquisition. If an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value. There were no impairment charges recorded against franchise rights for the three and nine months ended September 30, 2008 and 2007.

Amortization expense related to Burger King franchise rights was $799 and $805 for the three months ended September 30, 2008 and 2007, respectively. Amortization expense related to Burger King franchise rights was $2,399 and $2,412 for the nine months ended September 30, 2008 and 2007. The Company estimates the amortization expense for the year ending December 31, 2008 to be $3,197 and for each of the five succeeding years to be $3,196.

5. Long-term Debt

Long-term debt at September 30, 2008 and December 31, 2007 consisted of the following:

	September 30, 2008	December 31, 2007
Collateralized:
Senior Credit Facility - Revolving credit facility	$17,200	$—
Senior Credit Facility-Term loan A facility	118,500	120,000
Unsecured:
9% Senior Subordinated Notes	178,000	180,000
Capital leases	1,322	1,283

	315,022	301,283
Less: current portion	(7,614)	(3,129)

	$307,408	$298,154

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

The term loan and revolving credit borrowings under the senior credit facility bear interest at a per annum rate, at Carrols’ option, of either:

1) the applicable margin ranging from 0% to 0.25% based on Carrols’ senior leverage ratio (as defined in the new senior credit facility) plus the greater of (i) the prime rate or (ii) the federal funds rate for that day plus 0.5%; or

2) Adjusted LIBOR plus the applicable margin percentage in effect ranging from 1.0% to 1.5% based on Carrols’ senior leverage ratio. At September 30, 2008 the LIBOR margin percentage was 1.25%.

Term loan A borrowings are due and payable in quarterly installments. Remaining principal payments are as follows:

1) three quarterly installments of $1.5 million beginning on September 30, 2008;

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

In general, Carrols’ obligations under the senior credit facility are guaranteed by the Company and all of Carrols’ material subsidiaries and are collateralized by a pledge of Carrols’ common stock and the stock of each of Carrols’ material subsidiaries. The senior credit facility contains certain covenants, including, without limitation, those limiting Carrols’ ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of its business, engage in transactions with related parties, make certain investments or pay dividends. In addition, Carrols is required to meet certain financial ratios, including fixed charge coverage, senior leverage, and total leverage ratios (all as defined under the senior credit facility). Carrols was in compliance with the covenants under its senior credit facility as of September 30, 2008.

At September 30, 2008, $118.5 million principal amount of term loan borrowings were outstanding under the term loan A facility and $17.2 million principal amount of borrowings were outstanding under the revolving credit facility. After reserving $14.2 million for letters of credit guaranteed by the facility, $33.6 million was available for borrowings under the revolving credit facility at September 30, 2008.

On December 15, 2004, Carrols issued $180 million of 9% Senior Subordinated Notes due 2013, which are referred to herein as the “senior subordinated notes”. Restrictive covenants under the senior subordinated notes include limitations with respect to the Carrols’ ability to issue additional debt, incur liens, sell or acquire assets or businesses, pay dividends and make certain investments. On April 7, 2008, Carrols purchased and retired $2.0 million of its senior subordinated notes in an open market transaction. This resulted in a gain on extinguishment of debt of $0.2 million. At September 30, 2008 and December 31, 2007, $178.0 million and $180.0 million principal amount of the senior subordinated notes were outstanding, respectively.

6. Income Taxes

The provision for income taxes for the three and nine months ended September 30, 2008 and 2007 was comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Current	$2,443	$1,904	$4,887	$5,668
Deferred	(307)	(109)	(58)	(319)

	$2,136	$1,795	$4,829	$5,349

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(in thousands of dollars except share and per share amounts)

The provision for income taxes for the three and nine months ended September 30, 2008 was derived using an estimated effective annual income tax rate for 2008 of 37.2%, which excludes any discrete tax adjustments. Discrete tax adjustments increased the provision for income taxes by $15 for the three months ended September 30, 2008 and decreased the provision for income taxes by $97 for the nine months ended September 30, 2008.

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

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2008, the Company had no unrecognized tax benefits and no accrued interest related to uncertain tax positions.

The tax years 2004-2007 remain open to examination by the major taxing jurisdictions to which the Company is subject. It is not possible to reasonably estimate any possible change in the unrecognized tax benefits within the next twelve months.

7. Other Liabilities, Long-Term

Other liabilities, long-term, at September 30, 2008 and December 31, 2007 consisted of the following:

	September 30, 2008	December 31, 2007
Unearned purchase discounts	$559	$2,231
Accrued occupancy costs	10,439	9,667
Accrued workers’ compensation costs	4,466	4,418
Other	6,156	6,506

	$21,620	$22,822

In 2001, management decided to close seven Taco Cabana restaurants in the Phoenix, Arizona market and discontinue restaurant development underway in that market. At both September 30, 2008 and December 31, 2007, the Company had $0.5 million in lease liability reserves for remaining locations that are included in accrued occupancy costs.

8. Postretirement Benefits

The Company provides postretirement medical and life insurance benefits covering substantially all Burger King administrative and restaurant management salaried employees. A December 31 measurement date is used for postretirement benefits. On November 1, 2007 the Company amended its postretirement medical and life insurance benefits to eliminate life insurance benefits for active employees who retire after December 31, 2007 and to increase retiree contributions for both current and future retirees effective January 1, 2008. These amendments reduced the Company’s postretirement benefit obligations and reduced expense in the three and nine months ended September 30, 2008.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(in thousands of dollars except share and per share amounts)

The following summarizes the components of net periodic benefit cost:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Service cost	$7	$124	$21	$370
Interest cost	27	101	80	304
Amortization of gains and losses	22	24	65	72
Amortization of unrecognized prior service cost	(90)	1	(269)	4

Net periodic postretirement benefit cost (benefit)	$(34)	$250	$(103)	$750

During the three and nine months ended September 30, 2008, the Company made contributions of $56 and $136 to its postretirement plan.

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

Interest expense associated with lease financing obligations, including settlement gains and losses, for the three months ended September 30, 2008 and 2007 was $1.1 million and $1.4 million, respectively, and for the nine months ended September 30, 2008 and 2007 was $3.8 million and $4.2 million, respectively.

10. Other Income

The Company recorded a gain of $0.1 million in the nine months ended September 30, 2008 and a gain of $0.3 million in the nine months ended September 30, 2007 each related to the sale of a Taco Cabana property. In the third quarter of 2007, the Company also recorded a gain of $0.3 million related to the sale of one of its non-operating Burger King restaurant properties.

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

The accounting policies of each segment are the same as those described in the summary of significant accounting policies. The following table includes Segment EBITDA which is the measure of segment profit or loss reported to the chief operating decision maker for purposes of allocating resources to the segments and assessing their performance. Segment EBITDA is defined as earnings attributable to the applicable segment before interest, income taxes, depreciation and amortization, impairment losses, stock-based compensation expense, other income and expense and gains and losses on extinguishment of debt.

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

Three Months Ended	Pollo Tropical	Taco Cabana	Burger King	Other	Consolidated
September 30, 2008:
Total revenues	$43,389	$64,132	$101,543	$—	$209,064
Cost of sales	14,312	19,646	29,600	—	63,558
Restaurant wages and related expenses	10,662	18,357	30,710	57	59,786
General and administrative expenses (1)	2,996	3,036	6,423	438	12,893
Depreciation and amortization	2,032	2,261	3,492	339	8,124
Segment EBITDA	5,222	7,308	8,819
Capital expenditures, including acquisitions	3,656	7,320	5,369	3,250	19,595
September 30, 2007:
Total revenues	$42,560	$61,254	$99,695	$—	$203,509
Cost of sales	13,426	18,532	26,637	—	58,595
Restaurant wages and related expenses	10,495	17,652	31,327	45	59,519
General and administrative expenses (1)	2,190	2,655	7,168	314	12,327
Depreciation and amortization	1,763	2,163	3,827	354	8,107
Segment EBITDA	7,776	7,348	9,197
Capital expenditures, including acquisitions	5,202	5,043	2,437	347	13,029

Nine Months Ended
September 30, 2008:
Total revenues	$133,125	$187,825	$294,549	$—	$615,499
Cost of sales	43,965	58,022	83,143	—	185,130
Restaurant wages and related expenses	32,861	54,601	91,457	171	179,090
General and administrative expenses (1)	8,324	9,048	20,943	1,290	39,605
Depreciation and amortization	5,948	6,423	10,741	1,111	24,223
Segment EBITDA	17,959	19,679	22,532
Capital expenditures, including acquisitions	15,064	16,360	11,565	5,835	48,824
September 30, 2007:
Total revenues	$126,846	$180,222	$285,093	$—	$592,161
Cost of sales	40,440	53,485	74,339	—	168,264
Restaurant wages and related expenses	31,460	51,526	90,922	121	174,029
General and administrative expenses (1)	7,226	8,256	22,349	947	38,778
Depreciation and amortization	4,927	6,337	11,428	993	23,685
Segment EBITDA	21,862	22,723	23,416
Capital expenditures, including acquisitions	18,442	13,086	7,388	1,840	40,756
Identifiable Assets:
At September 30, 2008	$68,718	$83,998	$149,672	$179,717	$482,105
At December 31, 2007	59,609	79,370	148,467	178,112	465,558

(1)	For the Pollo Tropical and Taco Cabana segments, such amounts include general and administrative expenses related directly to each segment. For the Burger King segment such amounts include general and administrative expenses related directly to the Burger King segment as well as expenses associated with administrative support to all three of the Company’s segments including executive management, information systems and certain accounting, legal and other administrative functions.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(in thousands of dollars except share and per share amounts)

A reconciliation of segment EBITDA to consolidated net income is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Segment EBITDA:
Pollo Tropical	$5,222	$7,776	$17,959	$21,862
Taco Cabana	7,308	7,348	19,679	22,723
Burger King	8,819	9,197	22,532	23,416

Subtotal	21,349	24,321	60,170	68,001
Less:
Depreciation and amortization	8,124	8,107	24,223	23,685
Impairment losses	53	1,810	155	1,879
Interest expense	6,861	7,690	21,418	23,647
Provision for income taxes	2,136	1,795	4,829	5,349
Stock-based compensation expense	495	359	1,461	1,068
Loss (gain) on extinguishment of debt	—	—	(180)	1,485
Other income	—	(303)	(119)	(650)

Net income	$3,680	$4,863	$8,383	$11,538

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

The computation of diluted net income per share excludes options to purchase 1,104,505 and 1,226,450 shares of common stock in each of the three months ended September 30, 2008 and 2007, respectively, because the exercise price of these options was greater than the average market price of the common shares in the periods and therefore, they were antidilutive. In addition, options to purchase 1,155,603 and 1,232,950 shares of common stock are excluded from the computation of diluted net income per share in each of the three and nine months ended September 30, 2008 and 2007, respectively, as they were antidilutive under the treasury stock method.

The following table is a reconciliation of the income and share amounts used in the calculation of basic net income per share and diluted net income per share:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Basic net income per share:
Net income	$3,680	$4,863	$8,383	$11,538
Weighted average common shares outstanding	21,573,485	21,550,827	21,572,241	21,550,827
Basic net income per share	$0.17	$0.23	$0.39	$0.54
Diluted net income per share:
Net income for diluted net income per share	$3,680	$4,863	$8,383	$11,538
Shares used in computed basic net income per share	21,573,485	21,550,827	21,572,241	21,550,827
Dilutive effect of restricted shares and stock options	2,691	4,193	3,039	8,697

Shares used in computed diluted net income per share	21,576,176	21,555,020	21,575,280	21,559,524

Diluted net income per share	$0.17	$0.23	$0.39	$0.54

14. Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income” (“SFAS 130”), requires the disclosure of certain revenue, expenses, gains and losses that are excluded from net income in accordance with U.S. generally accepted accounting principles. The items that currently impact the Company’s other comprehensive income are changes in postretirement benefit obligations, net of tax.

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Net income	$3,680	$4,863	$8,383	$11,538
Change in postretirement benefit obligation, net of tax	—	—	8	—

Comprehensive income	$3,680	$4,863	$8,391	$11,538

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

ITEM 1—INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CARROLS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars except share and per share amounts)

(Unaudited)

	September 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$2,897	$7,396
Trade and other receivables	5,811	4,734
Inventories	5,225	5,339
Prepaid rent	2,936	2,803
Prepaid expenses and other current assets	6,928	6,172
Deferred income taxes	4,922	4,802

Total current assets	28,719	31,246
Property and equipment, net	222,211	200,325
Franchise rights, net (Note 4)	77,670	80,052
Goodwill (Note 4)	124,934	124,934
Intangible assets, net	709	887
Franchise agreements, at cost less accumulated amortization of $5,757 and $5,646, respectively	5,824	5,548
Deferred income taxes	10,505	10,559
Other assets	11,533	12,007

Total assets	$482,105	$465,558

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt (Note 5)	$7,614	$3,129
Accounts payable	20,371	20,054
Accrued interest	3,902	8,148
Accrued payroll, related taxes and benefits	15,416	18,669
Accrued income taxes payable	3,681	933
Accrued real estate taxes	4,418	3,312
Other liabilities	12,808	10,113

Total current liabilities	68,210	64,358
Long-term debt, net of current portion (Note 5)	307,408	298,154
Lease financing obligations (Note 9)	46,495	52,689
Deferred income—sale-leaseback of real estate	32,551	31,348
Accrued postretirement benefits (Note 8)	2,804	3,022
Other liabilities (Note 7)	21,577	22,784

Total liabilities	479,045	472,355
Commitments and contingencies (Note 12)
Stockholder’s equity (deficit):
Common stock, par value $1; authorized 1,000 shares, issued and outstanding— 10 shares at both dates	—	—
Additional paid-in capital	(7,623)	(9,084)
Retained earnings	9,314	926
Accumulated other comprehensive income	1,369	1,361

Total stockholder’s equity (deficit)	3,060	(6,797)

Total liabilities and stockholder’s equity (deficit)	$482,105	$465,558

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARROLS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

(In thousands of dollars)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Revenues:
Restaurant sales	$208,698	$203,181	$614,422	$591,164
Franchise royalty revenues and fees	366	328	1,077	997

Total revenues	209,064	203,509	615,499	592,161

Costs and expenses:
Cost of sales	63,558	58,595	185,130	168,264
Restaurant wages and related expenses (including stock-based compensation expense of $57, $45, $171 and $121, respectively)	59,786	59,519	179,090	174,029
Restaurant rent expense	11,714	11,101	34,765	32,687
Other restaurant operating expenses	32,433	30,547	93,326	87,028
Advertising expense	7,826	7,458	24,874	24,442
General and administrative (including stock-based compensation expense of $438, $314, $1,290 and $947, respectively)	12,891	12,325	39,600	38,773
Depreciation and amortization	8,124	8,107	24,223	23,685
Impairment losses (Note 3)	53	1,810	155	1,879
Other income (Note 10)	—	(303)	(119)	(650)

Total operating expenses	196,385	189,159	581,044	550,137

Income from operations	12,679	14,350	34,455	42,024
Interest expense	6,861	7,690	21,418	23,647
Loss (gain) on extinguishment of debt (Note 5)	—	—	(180)	1,485

Income before income taxes	5,818	6,660	13,217	16,892
Provision for income taxes (Note 6)	2,136	1,795	4,829	5,349

Net income	$3,682	$4,865	$8,388	$11,543

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARROLS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

(In thousands of dollars)

(Unaudited)

	2008	2007
Cash flows provided from operating activities:
Net income	$8,388	$11,543
Adjustments to reconcile net income to net cash provided from operating activities:
Loss (gain) on disposals of property and equipment	102	(57)
Stock-based compensation expense	1,461	1,068
Depreciation and amortization	24,223	23,685
Amortization of deferred financing costs	890	940
Amortization of unearned purchase discounts	(1,616)	(1,616)
Amortization of deferred gains from sale-leaseback transactions	(1,582)	(1,460)
Impairment losses	155	1,879
Accretion of interest on lease financing obligations	180	397
Deferred income taxes	(58)	(319)
Accrued income taxes	2,748	331
Loss (gain) on extinguishment of debt	(180)	1,485
Gain on settlements of lease financing obligations	(48)	(163)
Changes in other operating assets and liabilities	(5,506)	3,651

Net cash provided from operating activities	29,157	41,364

Cash flows used for investing activities:
Capital expenditures:
New restaurant development	(26,464)	(26,241)
Restaurant remodeling	(9,622)	(5,850)
Other restaurant capital expenditures	(6,903)	(6,825)
Corporate and restaurant information systems	(5,835)	(1,840)

Total capital expenditures	(48,824)	(40,756)
Properties purchased for sale-leaseback	—	(2,461)
Proceeds from sale-leaseback transactions	6,788	7,036
Proceeds from sales of other properties	119	1,623

Net cash used for investing activities	(41,917)	(34,558)

Cash flows provided from (used for) financing activities:
Repayment of term loans under prior credit facility	—	(118,400)
Borrowings on revolving credit facility	109,600	45,500
Repayments on revolving credit facility	(92,400)	(44,300)
Proceeds from new senior credit facility	—	120,000
Settlement of lease financing obligations	(5,500)	(4,412)
Repurchase of senior subordinated notes	(1,820)	—
Principal payments on term loans	(1,500)	—
Principal payments on capital leases	(119)	(262)
Expenses from initial public offering	—	(21)
Financing costs associated with issuance of debt	—	(1,228)

Net cash provided from (used for) financing activities	8,261	(3,123)

Net increase (decrease) in cash and cash equivalents	(4,499)	3,683
Cash and cash equivalents, beginning of period	7,396	3,939

Cash and cash equivalents, end of period	$2,897	$7,622

Supplemental disclosures:
Interest paid on long-term debt	$20,984	$22,932
Interest paid on lease financing obligations	$3,578	$3,700
Increase (decrease) in accruals for capital expenditures	$68	$(348)
Income taxes paid	$2,141	$3,064
Non-cash reduction of assets under lease financing obligations due to lease amendments	$298	$—
Non-cash reduction of lease financing obligations due to lease amendments	$880	$—
Capital lease obligations incurred	$158	$88

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(in thousands of dollars, except share and per share amounts)

1. Basis of Presentation

Basis of Consolidation. The unaudited consolidated financial statements presented herein include the accounts of Carrols Corporation and its subsidiaries (the “Company”). The Company is a wholly-owned subsidiary of Carrols Restaurant Group, Inc. (“Carrols Restaurant Group” or the “Parent Company”). All intercompany transactions have been eliminated in consolidation.

The difference between the consolidated financial statements of Carrols Corporation and Carrols Restaurant Group is primarily due to additional rent expense of approximately $6 per year for Carrols Restaurant Group and the composition of stockholder’s equity (deficit).

Business Description. At September 30, 2008 the Company operated, as franchisee, 317 quick-service restaurants under the trade name “Burger King” in 12 Northeastern, Midwestern and Southeastern states. At September 30, 2008, the Company also owned and operated 89 Pollo Tropical restaurants of which 86 were located in Florida and three were located in New Jersey, and franchised a total of 27 Pollo Tropical restaurants, 23 in Puerto Rico, two in Ecuador and two on college campuses in Florida. At September 30, 2008, the Company owned and operated 153 Taco Cabana restaurants located primarily in Texas and franchised two Taco Cabana restaurants in New Mexico, one in Texas and one in Georgia.

Fiscal Year. The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. All references herein to the fiscal years ended December 30, 2007 and December 31, 2006 will be referred to as the fiscal years ended December 31, 2007 and 2006, respectively. Similarly, all references herein to the three and nine months ended September 28, 2008 and September 30, 2007 will be referred to as the three and nine months ended September 30, 2008 and September 30, 2007, respectively. The years ended December 31, 2007 and 2006 each contained 52 weeks and the three and nine months ended September 30, 2008 and 2007 contained thirteen and thirty-nine weeks, respectively.

Basis of Presentation. The accompanying unaudited consolidated financial statements for the three and nine months ended September 30, 2008 and 2007 have been prepared without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission and do not include certain of the information and the footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of such financial statements have been included. The results of operations for the three and nine months ended September 30, 2008 and 2007 are not necessarily indicative of the results to be expected for the full year.

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

	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007
Cost of sales	(271)	(798)
Other restaurant operating expenses	271	798

Total	$—	$—

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

During the three months ended September 30, 2008 an aggregate of 60,500 ISO’s were granted under the 2006 Plan. The options were issued with an exercise price equal to the fair market value of the stock price, or $5.17 per share, on the date of grant and generally vest 20% per year. During the three months ended September 30, 2008 and 2007, there were an aggregate of 7,000 and 7,200 restricted shares granted to certain employees, respectively. The restricted shares granted to employees in 2008 vest 100% three years from the date of grant. The restricted shares granted in 2007 vest 33% per year.

The Company currently uses and will continue to use the simplified method to estimate the expected term for share option grants until it has enough historical experience to provide a reasonable estimate of expected term in accordance with Staff Accounting Bulletin No. 110 (“SAB 110”). The weighted average fair-value of options granted during the three months ended September 30, 2008 was $2.02 which was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

2008
Risk-free interest rate	3.20%
Annual dividend yield	0%
Expected term	5 years
Expected volatility	39%

Stock-based compensation expense for the three and nine months ended September 30, 2008 was $0.5 million and $1.5 million, respectively and for the three and nine months ended September 30, 2007 was $0.4 million and $1.1 million, respectively.

As of September 30, 2008, the total non-vested stock-based compensation expense relating to the options and restricted shares is approximately $4.0 million and the Company expects to record an additional $0.5 million as compensation expense in 2008. The remaining weighted average vesting period for the stock options is 3.7 years and restricted shares is approximately 2.03 years at September 30, 2008.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(in thousands of dollars, except share and per share amounts)

Stock Options

A summary of all option activity for the nine months ended September 30, 2008 was as follows:

	2006 Plan
	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands) (1)
Options outstanding at January 1, 2008	1,214,690	$14.31	6.0	$—
Granted	588,820	7.75
Forfeited	(60,890)	12.51

Options outstanding at September 30, 2008	1,742,620	$12.16	5.6	$—

Expected to vest at September 30, 2008	1,298,798	$11.51	5.7	$—

Options exercisable at September 30, 2008	408,135	$14.31	5.2	$—

(1)	The aggregate intrinsic value was calculated using the difference between the market price of Carrols Restaurant Group’s common stock at September 30, 2008 and the grant price for only those awards that have a grant price that is less than the market price of Carrols Restaurant Group’s common stock at September 30, 2008.

Restricted Shares

The restricted stock activity for the nine months ended September 30, 2008 was as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2008	55,398	$13.22
Shares granted	14,100	6.64
Shares vested	(2,210)	6.67
Shares forfeited	(4,124)	12.03

Nonvested at September 30, 2008	63,164	$11.78

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

During the third quarter of 2007, the Company impaired an underperforming Pollo Tropical restaurant located in Brooklyn, NY for $1.7 million. The restaurant was subsequently closed in the fourth quarter of 2007.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(in thousands of dollars, except share and per share amounts)

For the three and nine months ended September 30, 2008, the Company recorded impairment losses on long-lived assets for its segments as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Burger King	$43	$54	$135	$68
Pollo Tropical	5	1,657	5	1,657
Taco Cabana	5	99	15	154

	$53	$1,810	$155	$1,879

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

	Pollo Tropical	Taco Cabana	Burger King	Total
Balance, September 30, 2008	$56,307	$67,177	$1,450	$124,934

Burger King Franchise Rights. Amounts allocated to franchise rights for each Burger King acquisition are amortized using the straight-line method over the average remaining term of the acquired franchise agreements at January 1, 2002 plus one twenty-year renewal period. The Company assesses the potential impairment of franchise rights whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If an indicator of impairment exists, an estimate of the aggregate undiscounted future cash flows from the acquired restaurants is compared to the respective carrying value of franchise rights for each Burger King acquisition. If an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value. There were no impairment charges recorded against franchise rights for the three and nine months ended September 30, 2008 and 2007.

Amortization expense related to Burger King franchise rights was $799 and $805 for the three months ended September 30, 2008 and 2007, respectively. Amortization expense related to Burger King franchise rights was $2,399 and $2,412 for the nine months ended September 30, 2008 and 2007. The estimated amortization expense for the year ending December 31, 2008 is $3,197 and for each of the five succeeding years is $3,196.

5. Long-term Debt

Long-term debt at September 30, 2008 and December 31, 2007 consisted of the following:

	September 30, 2008	December 31, 2007
Collateralized:
Senior Credit Facility - Revolving credit facility	$17,200	$—
Senior Credit Facility-Term loan A facility	118,500	120,000
Unsecured:
9% Senior Subordinated Notes	178,000	180,000
Capital leases	1,322	1,283

	315,022	301,283
Less: current portion	(7,614)	(3,129)

	$307,408	$298,154

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

The term loan and revolving credit borrowings under the senior credit facility bear interest at a per annum rate, at the Company’s option, of either:

1) the applicable margin ranging from 0% to 0.25% based on the Company’s senior leverage ratio (as defined in the new senior credit facility) plus the greater of (i) the prime rate or (ii) the federal funds rate for that day plus 0.5%; or

2) Adjusted LIBOR plus the applicable margin percentage in effect ranging from 1.0% to 1.5% based on the Company’s senior leverage ratio. At September 30, 2008 the LIBOR margin percentage was 1.25%.

Term loan A borrowings are due and payable in quarterly installments. Remaining principal payments are as follows:

1) three quarterly installments of $1.5 million beginning on September 30, 2008;

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

In general, the Company’s obligations under the senior credit facility are guaranteed by Carrols Restaurant Group and all of the Company’s material subsidiaries and are collateralized by a pledge of the Company’s common stock and the stock of each of the Company’s material subsidiaries. The senior credit facility contains certain covenants, including, without limitation, those limiting the Company’s ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of its business, engage in transactions with related parties, make certain investments or pay dividends. In addition, the Company is required to meet certain financial ratios, including fixed charge coverage, senior leverage, and total leverage ratios (all as defined under the senior credit facility). The Company was in compliance with the covenants under its new senior credit facility as of September 30, 2008.

At September 30, 2008, $118.5 million principal amount of term loan borrowings were outstanding under the term loan A facility and $17.2 million principal amount of borrowings were outstanding under the revolving credit facility. After reserving $14.2 million for letters of credit guaranteed by the facility, $33.6 million was available for borrowings under the revolving credit facility at September 30, 2008.

On December 15, 2004, the Company issued $180 million of 9% Senior Subordinated Notes due 2013, which are referred to herein as the “senior subordinated notes.” Restrictive covenants under the senior subordinated notes include limitations with respect to the Company’s ability to issue additional debt, incur liens, sell or acquire assets or businesses, pay dividends and make certain investments. On April 7, 2008, the Company purchased and retired $2.0 million of the senior subordinated notes in an open market transaction. This resulted in a gain on extinguishment of debt of $0.2 million. At September 30, 2008 and December 31, 2007, $178.0 million and $180.0 million principal amount of the senior subordinated notes were outstanding, respectively.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(in thousands of dollars, except share and per share amounts)

6. Income Taxes

The provision for income taxes for the three and nine months ended September 30, 2008 and 2007 was comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Current	$2,443	$1,904	$4,887	$5,668
Deferred	(307)	(109)	(58)	(319)

	$2,136	$1,795	$4,829	$5,349

The provision for income taxes for the three and nine months ended September 30, 2008 was derived using an estimated effective annual income tax rate for 2008 of 37.2%, which excludes any discrete tax adjustments. Discrete tax adjustments increased the provision for income taxes by $15 for the three months ended September 30, 2008 and decreased the provision for income taxes by $97 for the nine months ended September 30, 2008.

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

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2008, the Company had no unrecognized tax benefits and no accrued interest related to uncertain tax positions.

The tax years 2004-2007 remain open to examination by the major taxing jurisdictions to which the Company is subject. It is not possible to reasonably estimate any possible change in the unrecognized tax benefits within the next twelve months.

7. Other Liabilities, Long-Term

Other liabilities, long-term, at September 30, 2008 and December 31, 2007 consisted of the following:

	September 30, 2008	December 31, 2007
Unearned purchase discounts	$559	$2,231
Accrued occupancy costs	10,439	9,667
Accrued workers’ compensation costs	4,466	4,418
Other	6,113	6,468

	$21,577	$22,784

In 2001, management decided to close seven Taco Cabana restaurants in the Phoenix, Arizona market and discontinue restaurant development underway in that market. At both September 30, 2008 and December 31, 2007, the Company had $0.5 million in lease liability reserves for the remaining locations that are included in accrued occupancy costs.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(in thousands of dollars, except share and per share amounts)

8. Postretirement Benefits

The Company provides postretirement medical and life insurance benefits covering substantially all Burger King administrative and restaurant management salaried employees. A December 31 measurement date is used for postretirement benefits. On November 1, 2007 the Company amended its postretirement medical and life insurance benefits to eliminate life insurance benefits for active employees who retire after December 31, 2007 and to increase retiree contributions for both current and future retirees effective January 1, 2008. These amendments reduced the Company’s postretirement benefit obligations and reduced expense in the three and nine months ended September 30, 2008.

The following summarizes the components of net periodic benefit cost:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Service cost	$7	$124	$21	$370
Interest cost	27	101	80	304
Amortization of gains and losses	22	24	65	72
Amortization of unrecognized prior service cost	(90)	1	(269)	4

Net periodic postretirement benefit cost (benefit)	$(34)	$250	$(103)	$750

During the three and nine months ended September 30, 2008, the Company made contributions of $56 and $136 to its postretirement plan.

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

Interest expense associated with lease financing obligations, including settlement gains and losses, for the three months ended September 30, 2008 and 2007 was $1.1 million and $1.4 million, respectively and for the nine months ended September 30, 2008 and 2007 was $3.8 million and $4.2 million, respectively.

10. Other Income

The Company recorded a gain of $0.1 million in the nine months ended September 30, 2008 and a gain of $0.3 million in the nine months ended September 30, 2007 each related to the sale of a Taco Cabana property. In the third quarter of 2007, the Company also recorded a gain of $0.3 million related to the sale of one of its non-operating Burger King restaurant properties.

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

The accounting policies of each segment are the same as those described in the summary of significant accounting policies. The following table includes Segment EBITDA which is the measure of segment profit or loss reported to the chief operating decision maker for purposes of allocating resources to the segments and assessing their performance. Segment EBITDA is defined as earnings attributable to the applicable segment before interest, income taxes, depreciation and amortization, impairment losses, stock-based compensation expense, other income and expense and gains and losses on extinguishment of debt.

The “Other” column includes corporate related items not allocated to reportable segments, including stock-based compensation expense. Other identifiable assets consist primarily of cash, certain other assets, corporate property and equipment including restaurant information systems expenditures, goodwill and deferred income taxes.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(in thousands of dollars, except share and per share amounts)

Three Months Ended	Pollo Tropical	Taco Cabana	Burger King	Other	Consolidated
September 30, 2008:
Total revenues	$43,389	$64,132	$101,543	$—	$209,064
Cost of sales	14,312	19,646	29,600	—	63,558
Restaurant wages and related expenses	10,662	18,357	30,710	57	59,786
General and administrative expenses (1)	2,994	3,036	6,423	438	12,891
Depreciation and amortization	2,032	2,261	3,492	339	8,124
Segment EBITDA	5,224	7,308	8,819
Capital expenditures, including acquisitions	3,656	7,320	5,369	3,250	19,595
September 30, 2007:
Total revenues	$42,560	$61,254	$99,695	$—	$203,509
Cost of sales	13,426	18,532	26,637	—	58,595
Restaurant wages and related expenses	10,495	17,652	31,327	45	59,519
General and administrative expenses (1)	2,188	2,655	7,168	314	12,325
Depreciation and amortization	1,763	2,163	3,827	354	8,107
Segment EBITDA	7,778	7,348	9,197
Capital expenditures, including acquisitions	5,202	5,043	2,437	347	13,029

Nine Months Ended
September 30, 2008:
Total revenues	$133,125	$187,825	$294,549	$—	$615,499
Cost of sales	43,965	58,022	83,143	—	185,130
Restaurant wages and related expenses	32,861	54,601	91,457	171	179,090
General and administrative expenses (1)	8,319	9,048	20,943	1,290	39,600
Depreciation and amortization	5,948	6,423	10,741	1,111	24,223
Segment EBITDA	17,964	19,679	22,532
Capital expenditures, including acquisitions	15,064	16,360	11,565	5,835	48,824
September 30, 2007:
Total revenues	$126,846	$180,222	$285,093	$—	$592,161
Cost of sales	40,440	53,485	74,339	—	168,264
Restaurant wages and related expenses	31,460	51,526	90,922	121	174,029
General and administrative expenses (1)	7,221	8,256	22,349	947	38,773
Depreciation and amortization	4,927	6,337	11,428	993	23,685
Segment EBITDA	21,867	22,723	23,416
Capital expenditures, including acquisitions	18,442	13,086	7,388	1,840	40,756
Identifiable Assets:
At September 30, 2008	$68,718	$83,998	$149,672	$179,717	$482,105
At December 31, 2007	59,609	79,370	148,467	178,112	465,558

(1)	For the Pollo Tropical and Taco Cabana segments, such amounts include general and administrative expenses related directly to each segment. For the Burger King segment such amounts include general and administrative expenses related directly to the Burger King segment as well as expenses associated with administrative support to all of the Company’s segments including executive management, information systems and certain accounting, legal and other administrative functions.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(in thousands of dollars, except share and per share amounts)

A reconciliation of segment EBITDA to consolidated net income is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Segment EBITDA:
Pollo Tropical	$5,224	$7,778	$17,964	$21,867
Taco Cabana	7,308	7,348	19,679	22,723
Burger King	8,819	9,197	22,532	23,416

Subtotal	21,351	24,323	60,175	68,006
Less:
Depreciation and amortization	8,124	8,107	24,223	23,685
Impairment losses	53	1,810	155	1,879
Interest expense	6,861	7,690	21,418	23,647
Provision for income taxes	2,136	1,795	4,829	5,349
Stock-based compensation expense	495	359	1,461	1,068
Loss (gain) on extinguishment of debt	—	—	(180)	1,485
Other income	—	(303)	(119)	(650)

Net income	$3,682	$4,865	$8,388	$11,543

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

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Net income	$3,682	$4,865	$8,388	$11,543
Change in postretirement benefit obligation, net of tax	—	—	8	—

Comprehensive income	$3,682	$4,865	$8,396	$11,543

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

Cabana Beverages, Inc.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(in thousands of dollars, except share and per share amounts)

Cabana Bevco LLC

Carrols LLC

Carrols Realty Holdings Corp.

Carrols Realty I Corp.

Carrols Realty II Corp.

Carrols J.G. Corp.

Quanta Advertising Corp.

Pollo Franchise, Inc.

Pollo Operations, Inc.

Taco Cabana, Inc.

TP Acquisition Corp.

TC Bevco LLC

T.C. Management, Inc.

TC Lease Holdings III, V and VI, Inc.

Get Real, Inc.

Texas Taco Cabana, L.P.

TPAQ Holding Corporation

The following supplemental financial information sets forth on a consolidating basis, balance sheets as of September 30, 2008 and December 31, 2007 for the Parent Company only, Guarantor Subsidiaries and for the Company and the related statements of operations for the three and nine months ended September 30, 2008 and 2007, and statements of cash flows for the nine months ended September 30, 2008 and 2007.

At the beginning of the third quarter in 2008 assets and liabilities related to the Company’s Burger King restaurant operations were transferred to Carrols LLC, a 100% owned subsidiary of the Company. Carrols LLC became a Guarantor Subsidiary at that time and its results of operations and cash flows are included with the Company’s other Guarantor Subsidiaries for all periods presented.

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

CONSOLIDATING BALANCE SHEET

September 30, 2008

(In thousands of dollars)

(Unaudited)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$4	$2,893	$—	$2,897
Trade and other receivables	53	5,758	—	5,811
Inventories	—	5,225	—	5,225
Prepaid rent	—	2,936	—	2,936
Prepaid expenses and other current assets	962	5,966	—	6,928
Deferred income taxes	93	4,829	—	4,922

Total current assets	1,112	27,607	—	28,719
Property and equipment, net	10,675	267,997	(56,461)	222,211
Franchise rights, net	—	77,670	—	77,670
Goodwill	—	124,934	—	124,934
Intangible assets, net	—	709	—	709
Franchise agreements, net	—	5,824	—	5,824
Intercompany receivable (payable)	176,801	(177,288)	487	—
Investment in subsidiaries	131,701	—	(131,701)	—
Deferred income taxes	6,142	6,267	(1,904)	10,505
Other assets	6,015	7,330	(1,812)	11,533

Total assets	$332,446	$341,050	$(191,391)	$482,105

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current portion of long-term debt	$7,500	$114	$—	$7,614
Accounts payable	3,680	16,691	—	20,371
Accrued interest	3,902	—	—	3,902
Accrued payroll, related taxes and benefits	(439)	15,855	—	15,416
Accrued income taxes payable	3,681	—	—	3,681
Accrued real estate taxes	392	4,026	—	4,418
Other liabilities	(71)	12,879	—	12,808

Total current liabilities	18,645	49,565	—	68,210
Long-term debt, net of current portion	306,200	1,208	—	307,408
Lease financing obligations	—	119,525	(73,030)	46,495
Deferred income—sale-leaseback of real estate	—	23,983	8,568	32,551
Accrued postretirement benefits	2,804	—	—	2,804
Other liabilities	1,737	19,217	623	21,577

Total liabilities	329,386	213,498	(63,839)	479,045
Commitments and contingencies
Stockholder’s equity	3,060	127,552	(127,552)	3,060

Total liabilities and stockholder’s equity	$332,446	$341,050	$(191,391)	$482,105

CONSOLIDATING BALANCE SHEET

December 31, 2007

(In thousands of dollars)

(Unaudited)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$3,243	$4,153	$—	$7,396
Trade and other receivables	219	4,515	—	4,734
Inventories	—	5,339	—	5,339
Prepaid rent	—	2,803	—	2,803
Prepaid expenses and other current assets	943	5,229	—	6,172
Deferred income taxes	(144)	4,946	—	4,802

Total current assets	4,261	26,985	—	31,246
Property and equipment, net	8,320	246,190	(54,185)	200,325
Franchise rights, net	—	80,052	—	80,052
Goodwill	—	124,934	—	124,934
Intangible assets, net	—	887	—	887
Franchise agreements, net	—	5,548	—	5,548
Intercompany receivable (payable)	169,636	(170,193)	557	—
Investment in subsidiaries	117,681	—	(117,681)	—
Deferred income taxes	3,458	8,348	(1,247)	10,559
Other assets	6,609	7,109	(1,711)	12,007

Total assets	$309,965	$329,860	$(174,267)	$465,558

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$3,000	$129	$—	$3,129
Accounts payable	110	19,944	—	20,054
Accrued interest	8,148	—	—	8,148
Accrued payroll, related taxes and benefits	2,257	16,412	—	18,669
Accrued income taxes payable	933	—	—	933
Accrued real estate taxes	—	3,312	—	3,312
Other liabilities	269	9,844	—	10,113

Total current liabilities	14,717	49,641	—	64,358
Long-term debt, net of current portion	297,000	1,154	—	298,154
Lease financing obligations	—	121,154	(68,465)	52,689
Deferred income—sale-leaseback of real estate	—	23,363	7,985	31,348
Accrued postretirement benefits	3,022	—	—	3,022
Other liabilities	2,023	20,297	464	22,784

Total liabilities	316,762	215,609	(60,016)	472,355
Commitments and contingencies
Stockholder’s equity (deficit)	(6,797)	114,251	(114,251)	(6,797)

Total liabilities and stockholder’s equity (deficit)	$309,965	$329,860	$(174,267)	$465,558

CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended September 30, 2008

(In thousands of dollars)

(Unaudited)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
Revenues:
Restaurant sales	$—	$208,698	$—	$208,698
Franchise royalty revenues and fees	—	366	—	366

Total revenues	—	209,064	—	209,064

Costs and expenses:
Cost of sales	—	63,558	—	63,558
Restaurant wages and related expenses (including stock-based compensation expense of $57)	—	59,786	—	59,786
Restaurant rent expense	—	10,300	1,414	11,714
Other restaurant operating expenses	—	32,433	—	32,433
Advertising expense	—	7,826	—	7,826
General and administrative (including stock-based compensation expense of $438)	1,367	11,524	—	12,891
Depreciation and amortization	—	8,457	(333)	8,124
Impairment losses	—	53	—	53
Other income	—	—	—	—

Total operating expenses	1,367	193,937	1,081	196,385

Income (loss) from operations	(1,367)	15,127	(1,081)	12,679
Interest expense	5,681	2,758	(1,578)	6,861
Gain on extinguishment of debt	—	—	—	—
Intercompany interest allocations	(4,556)	4,556	—	—

Income (loss) before income taxes	(2,492)	7,813	497	5,818
Provision (benefit) for income taxes	(796)	2,672	260	2,136
Equity income from subsidiaries	5,378	—	(5,378)	—

Net income	$3,682	$5,141	$(5,141)	$3,682

CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended September 30, 2007

(In thousands of dollars)

(Unaudited)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
Revenues:
Restaurant sales	$—	$203,181	$—	$203,181
Franchise royalty revenues and fees	—	328	—	328

Total revenues	—	203,509	—	203,509

Costs and expenses:
Cost of sales	—	58,595	—	58,595
Restaurant wages and related expenses (including stock-based compensation expense of $45)	—	59,519	—	59,519
Restaurant rent expense	—	9,792	1,309	11,101
Other restaurant operating expenses	—	30,547	—	30,547
Advertising expense	—	7,458	—	7,458
General and administrative (including stock-based compensation expense of $314)	1,203	11,122	—	12,325
Depreciation and amortization	—	8,416	(309)	8,107
Impairment losses	—	1,810	—	1,810
Other income	—	(303)	—	(303)

Total operating expenses	1,203	186,956	1,000	189,159

Income (loss) from operations	(1,203)	16,553	(1,000)	14,350
Interest expense	6,267	2,880	(1,457)	7,690
Intercompany interest allocations	(4,557)	4,557	—	—

Income (loss) before income taxes	(2,913)	9,116	457	6,660
Provision (benefit) for income taxes	(1,568)	3,137	226	1,795
Equity income from subsidiaries	6,210	—	(6,210)	—

Net income	$4,865	$5,979	$(5,979)	$4,865

CONSOLIDATING STATEMENT OF OPERATIONS

Nine Months Ended September 30, 2008

(In thousands of dollars)

(Unaudited)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
Revenues:
Restaurant sales	$—	$614,422	$—	$614,422
Franchise royalty revenues and fees	—	1,077	—	1,077

Total revenues	—	615,499	—	615,499

Costs and expenses:
Cost of sales	—	185,130	—	185,130
Restaurant wages and related expenses (including stock-based compensation expense of $171)	—	179,090	—	179,090
Restaurant rent expense	—	30,615	4,150	34,765
Other restaurant operating expenses	—	93,326	—	93,326
Advertising expense	—	24,874	—	24,874
General and administrative (including stock-based compensation expense of $1,290)	4,328	35,272	—	39,600
Depreciation and amortization	—	25,198	(975)	24,223
Impairment loss	—	155	—	155
Other income	—	(119)	—	(119)

Total operating expenses	4,328	573,541	3,175	581,044

Income (loss) from operations	(4,328)	41,958	(3,175)	34,455
Interest expense	17,447	8,589	(4,618)	21,418
Gain on extinguishment of debt	(180)	—	—	(180)
Intercompany interest allocations	(13,669)	13,669	—	—

Income (loss) before income taxes	(7,926)	19,700	1,443	13,217
Provision (benefit) for income taxes	(2,895)	7,002	722	4,829
Equity income from subsidiaries	13,419	—	(13,419)	—

Net income	$8,388	$12,698	$(12,698)	$8,388

CONSOLIDATING STATEMENT OF OPERATIONS

Nine Months Ended September 30, 2007

(In thousands of dollars)

(Unaudited)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
Revenues:
Restaurant sales	$—	$591,164	$—	$591,164
Franchise royalty revenues and fees	—	997	—	997

Total revenues	—	592,161	—	592,161

Costs and expenses:
Cost of sales	—	168,264	—	168,264
Restaurant wages and related expenses (including stock-based compensation expense of $121)	—	174,029	—	174,029
Restaurant rent expense	—	28,782	3,905	32,687
Other restaurant operating expenses	—	87,028	—	87,028
Advertising expense	—	24,442	—	24,442
General and administrative (including stock-based compensation expense of $947)	4,158	34,615	—	38,773
Depreciation and amortization	—	24,607	(922)	23,685
Impairment losses	—	1,879	—	1,879
Other income	—	(650)	—	(650)

Total operating expenses	4,158	542,996	2,983	550,137

Income (loss) from operations	(4,158)	49,165	(2,983)	42,024
Interest expense	19,329	8,662	(4,344)	23,647
Loss on extinguishment of debt	1,485	—	—	1,485
Intercompany interest allocations	(13,669)	13,669	—	—

Income (loss) before income taxes	(11,303)	26,834	1,361	16,892
Provision (benefit) for income taxes	(4,600)	9,436	513	5,349
Equity income from subsidiaries	18,246	—	(18,246)	—

Net income	$11,543	$17,398	$(17,398)	$11,543

CONSOLIDATING STATEMENT OF CASH FLOWS

Nine Months Ended September 30, 2008

(In thousands of dollars)

(Unaudited)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
Cash flows provided from (used for) operating activities:
Net income	$8,388	$12,698	$(12,698)	$8,388
Adjustments to reconcile net income to net cash provided from (used for) operating activities:
Loss on disposals of property and equipment	—	102	—	102
Stock-based compensation expense	1,007	454	—	1,461
Depreciation and amortization	—	25,198	(975)	24,223
Amortization of deferred financing costs	832	178	(120)	890
Amortization of unearned purchase discounts	—	(1,616)	—	(1,616)
Amortization of deferred gains from sale-leaseback transactions	—	(1,186)	(396)	(1,582)
Impairment losses	—	155	—	155
Gain on settlements of lease financing obligations	—	(48)	—	(48)
Accretion of interest on lease financing obligations	—	180	—	180
Accrued income taxes	2,748	—	—	2,748
Deferred income taxes	407	(1,123)	658	(58)
Gain on extinguishment of debt	(180)	—		(180)
Changes in other operating assets and liabilities	(29,928)	10,891	13,531	(5,506)

Net cash provided from (used for) operating activities	(16,726)	45,883	—	29,157

Cash flows used for investing activities:
Capital expenditures:
New restaurant development	—	(26,464)	—	(26,464)
Restaurant remodeling	—	(9,622)	—	(9,622)
Other restaurant capital expenditures	—	(6,903)	—	(6,903)
Corporate and restaurant information systems	(2,062)	(3,773)	—	(5,835)

Total capital expenditures	(2,062)	(46,762)	—	(48,824)
Proceeds from sale-leaseback transactions	—	2,557	4,231	6,788
Proceeds from sales of other properties	—	119	—	119

Net cash used for investing activities	(2,062)	(44,086)	4,231	(41,917)

Cash flows provided from (used for) financing activities:
Borrowings on revolving credit facility	109,600	—	—	109,600
Repayments on revolving credit facility	(92,400)	—	—	(92,400)
Principal payments on capital leases	—	(119)	—	(119)
Repurchase of senior subordinated notes	(1,820)	—	—	(1,820)
Principal payments on term loans	(1,500)	—	—	(1,500)
Financing costs associated with issuance of debt	—	(219)	219	—
Proceeds from lease financing obligations	—	4,450	(4,450)	—
Settlement of lease financing obligations	—	(5,500)	—	(5,500)

Net cash provided from (used for) financing activities	13,880	(1,388)	(4,231)	8,261

Net increase (decrease) in cash and cash equivalents	(4,908)	409	—	(4,499)
Cash and cash equivalents, beginning of period	4,912	2,484	—	7,396

Cash and cash equivalents, end of period	$4	$2,893	$—	$2,897

CONSOLIDATING STATEMENT OF CASH FLOWS

Nine Months Ended September 30, 2007

(In thousands of dollars)

(Unaudited)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
Cash flows provided from operating activities:
Net income	$11,543	$17,398	$(17,398)	$11,543
Adjustments to reconcile net income to net cash provided from operating activities:
Gain on disposals of property and equipment	—	(57)	—	(57)
Stock-based compensation expense	721	347	—	1,068
Depreciation and amortization	—	24,607	(922)	23,685
Amortization of deferred financing costs	873	133	(66)	940
Amortization of unearned purchase discounts	—	(1,616)	—	(1,616)
Amortization of deferred gains from sale-leaseback transactions	—	(1,156)	(304)	(1,460)
Impairment losses	—	1,879	—	1,879
Gain on settlements of lease finanacing obligations	—	(163)	—	(163)
Accretion of interest on lease financing obligations	—	397	—	397
Deferred income taxes	(208)	(234)	123	(319)
Accrued income taxes	331			331
Loss on extinguishment of debt	1,485	—	—	1,485
Changes in other operating assets and liabilities	(12,390)	(2,526)	18,567	3,651

Net cash provided from operating activities	2,355	39,009	—	41,364

Cash flows used for investing activities:
Capital expenditures:
New restaurant development	—	(26,241)	—	(26,241)
Restaurant remodeling	—	(5,850)	—	(5,850)
Other restaurant capital expenditures	—	(6,825)	—	(6,825)
Corporate and restaurant information systems	(1,707)	(133)	—	(1,840)

Total capital expenditures	(1,707)	(39,049)	—	(40,756)
Properties purchased for sale-leaseback	—	(2,461)	—	(2,461)
Proceeds from sale-leaseback transactions	—	2,755	4,281	7,036
Proceeds from sales of other properties	—	1,623	—	1,623

Net cash used for investing activities	(1,707)	(37,132)	4,281	(34,558)

Cash flows provided from (used for) financing activities:
Repayment of term loans under prior credit facility	(118,400)	—	—	(118,400)
Borrowings on revolving credit facility	45,500	—	—	45,500
Repayments on revolving credit facility	(44,300)	—	—	(44,300)
Proceeds from new senior credit facility	120,000	—	—	120,000
Principal payments on capital leases	—	(262)	—	(262)
Expenses from initial public offering	(21)	—	—	(21)
Financing costs associated with issuance of debt	(1,228)	(137)	137	(1,228)
Proceeds from lease financing obligations	—	4,418	(4,418)	—
Settlement of lease financing obligations	—	(4,412)	—	(4,412)

Net cash provided from (used for) financing activities	1,551	(393)	(4,281)	(3,123)

Net increase in cash and cash equivalents	2,199	1,484	—	3,683
Cash and cash equivalents, beginning of period	1,182	2,757	—	3,939

Cash and cash equivalents, end of period	$3,381	$4,241	$—	$7,622

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

We use a 52-53 week fiscal year ending on the Sunday closest to December 31. All references herein to the fiscal years ended December 30, 2007 and December 31, 2006 will be referred to as the fiscal years ended December 31, 2007 and 2006, respectively. Similarly, all references herein to the three and nine months ended September 28, 2008 and September 30, 2007 will be referred to as the three and nine months ended September 30, 2008 and September 30, 2007, respectively. The years ended December 31, 2007 and 2006 each contained 52 weeks and the three and nine months ended September 30, 2008 and 2007 each contained thirteen and thirty-nine weeks, respectively.

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

The difference between the consolidated financial statements of Carrols Restaurant Group and Carrols is primarily due to additional rent expense of approximately $6,000 per year for Carrols Restaurant Group and the composition of stockholders’ equity (deficit).

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

Executive Summary—an executive review of our performance for the three months ended September 30, 2008.

Liquidity and Capital Resources—an analysis of historical information regarding our sources of cash and capital expenditures, the existence and timing of commitments and contingencies, changes in capital resources and a discussion of cash flow items affecting liquidity.

Results of Operations—an analysis of our results of operations for the three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007.

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

Company Overview

We are one of the largest restaurant companies in the United States operating three restaurant brands in the quick-casual and quick-service restaurant segments with 559 restaurants located in 16 states as of September 30, 2008. We have been operating restaurants for more than 45 years. We own and operate two Hispanic restaurant brands, Pollo Tropical and Taco Cabana (together referred to by us as our Hispanic Brands), which we acquired in 1998 and 2000, respectively. We are also the largest Burger King franchisee, based on the number of restaurants, and have operated Burger King restaurants since 1976. As of September 30, 2008, our company-owned restaurants included 89 Pollo Tropical restaurants and 153 Taco Cabana restaurants and 317 Burger King restaurants operated under franchise agreements. We also franchise our Hispanic Brand restaurants with 31 franchised restaurants located in Puerto Rico, Ecuador and the United States as of September 30, 2008. We believe that the diversification and strength of our restaurant brands as well as the geographic dispersion of our restaurants provide us with stability and enhanced growth opportunities. Our primary growth strategy is to develop new company-owned Hispanic Brand restaurants. For the nine months ended September 30, 2008 and September 30, 2007, we had total revenues of $615.5 million and $592.2 million, respectively, and net income of $8.4 million and $11.5 million, respectively.

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

•

Segment EBITDA, which is the measure of segment profit or loss used by our chief operating decision maker for purposes of allocating resources to our segments and assessing their performance, is defined as earnings attributable to the applicable segment before interest, income taxes, depreciation and amortization, impairment losses, stock-based compensation expense, other income and expense and any gains or losses on extinguishment of debt. Segment EBITDA may not be necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculation. Segment EBITDA for our Burger King restaurants includes general and administrative expenses related directly to the Burger King segment as well as the expenses associated with administrative support to all three of our segments including executive management, information systems and certain accounting, legal and other administrative functions.

•

Depreciation and amortization primarily includes the depreciation of fixed assets, including equipment, owned buildings and leasehold improvements, depreciation of assets under lease financing obligations and the amortization of Burger King franchise rights and franchise fees.

•

Interest expense consists primarily of interest expense associated with our 9% Senior Subordinated Notes due 2013 (“the Notes”), borrowings under our senior credit facility, amortization of deferred financing costs and imputed interest expense on certain leases entered into in connection with sale-leaseback transactions which are accounted for as lease financing obligations. Interest expense also includes any gains and losses from the settlement of lease financing obligations. Interest on borrowings under our senior credit facility is generally based on LIBOR with a current margin of 1.25% or prime as we designate. Consequently, changes in LIBOR rates or prime will impact our interest expense.

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

Issuance of Stock Options and Restricted Shares

In connection with the IPO, we granted options to purchase 1,241,750 shares of our common stock and issued 75,800 shares of restricted stock under our 2006 Stock Incentive Plan to certain of our employees and directors in December 2006. Total stock-based compensation expense of approximately $5.4 million will be recognized over the vesting period of these grants. In January 2008 we also granted options to purchase 517,820 shares of our common stock and issued 7,100 shares of restricted stock under our 2006 Stock Incentive Plan to certain of our employees. In the third quarter of 2008 we also granted options to purchase 60,500 shares of our common stock and issued 7,000 shares of restricted stock under our 2006 Stock Incentive Plan to certain of our employees. Stock-based compensation expense will be recognized over the vesting period of these grants. For the nine months ended September 30, 2008 and 2007, stock-based compensation expense was $1.5 million and $1.1 million, respectively. We currently anticipate we will record total stock-based compensation expense of approximately $2.0 million in 2008. In addition, we will incur additional stock-based compensation expense in future periods for any additional stock option and restricted share grants we make.

Burger King Restaurants

We evaluate the performance of our Burger King restaurants on an ongoing basis. Such evaluation depends on many factors, including our assessment of the anticipated future operating results of the restaurant, the cost of required capital improvements that we would need to commit for such restaurants and the location of the restaurant in its current market. If we determine that a Burger King restaurant is underperforming, we may elect to close such restaurant. Excluding Burger King restaurants which were relocated and opened in the same market area under a new franchise agreement, we closed five Burger King restaurants in 2007 and six Burger King restaurants in the first nine months of 2008. Excluding one Burger King restaurant which we may relocate in the same market area under a new franchise agreement, we currently anticipate that we will likely elect to close two additional Burger King restaurants in 2008. Based on the current operating results of such closed restaurants, we believe that the future impact on our consolidated results of operations as a result of such restaurant closures will not be material, although there can be no assurance in this regard. Our determination of whether to close such restaurants is subject to further evaluation and may change. We may also elect to close additional Burger King restaurants in the future.

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

Executive Summary - Operating Performance for the Three Months Ended September 30, 2008

In the first nine months of 2008, we have opened five new Pollo Tropical restaurants, seven new Taco Cabana restaurants, and two new Burger King restaurants, which were relocated within their market areas, and closed six Burger King restaurants and one Taco Cabana restaurant.

Total revenues in the third quarter of 2008 increased 2.7% to $209.1 million from $203.5 million in the third quarter of 2007. Revenues from our Hispanic Brand restaurants increased 3.6% to $107.5 million in the third quarter of 2008 from $103.8 million in the third quarter of 2007 and revenues from our Burger King restaurants increased 1.9% to $101.5 million in the third quarter of 2008 from $99.7 million in the third quarter of 2007.

Pollo Tropical revenues increased 1.9% to $43.4 million during the third quarter of 2008 compared to $42.6 million in the third quarter of 2007 due primarily to the opening of ten new Pollo Tropical restaurants since the beginning of the third quarter of 2007, including one new Pollo Tropical restaurant in New Jersey. We also closed one Pollo Tropical restaurant during the same time period. Comparable restaurant sales at Pollo Tropical decreased 1.9% in the third quarter of 2008 due to lower customer traffic resulting from deteriorating economic conditions in Florida. The average check increase resulting primarily from menu price increases was 4.2% in the third quarter of 2008.

Taco Cabana revenues increased 4.7% to $64.1 million during the third quarter of 2008 compared to $61.3 million in the third quarter of 2007 due primarily to the opening of thirteen new Taco Cabana restaurants since the beginning of the third quarter of 2007. We also closed two Taco Cabana restaurants during the same time period. Comparable restaurant sales at Taco Cabana decreased 0.9% in the third quarter of 2008 as a result of lower customer traffic and the impact of losing approximately 150 total restaurant operating days due to Hurricane Ike. The average check increase resulting primarily from menu price increases was 4.0% in the third quarter of 2008.

Comparable restaurant sales at our Burger King restaurants increased 3.5% in the third quarter of 2008 as a result of an average check increase, primarily from menu price increases, of 4.7% offset partially from a slight decline in customer traffic. These sales increases were also partially offset by the closure, excluding relocated restaurants, of eleven Burger King restaurants since the beginning of the third quarter of 2007.

Restaurant operating margins in 2008 continue to be negatively impacted from higher commodity costs at all three of our restaurant concepts. As a percentage of total restaurant sales, food and paper costs increased 1.7% to 30.5% in the third quarter of 2008 compared to 28.8% in the third quarter of 2007 as a result of higher prices for beef, chicken, cheese, shortening, wheat-based products and fuel surcharges from our distributors.

Higher energy costs also continue to adversely impact operating margins as utility costs, as a percentage of total restaurant sales, increased to 4.9% in the third quarter of 2008 from 4.4% in the third quarter of 2007.

General and administrative expenses were $12.9 million in the third quarter of 2008 compared to $12.3 million in the third quarter of 2007. As a percentage of total restaurant sales, general and administrative expenses decreased to 6.2% in the third quarter of 2008 from 6.5% in the second quarter of 2008 due primarily to lower administrative bonus accruals.

Interest expense decreased to $6.9 million in the third quarter of 2008 from $7.7 million in the third quarter of 2007 due to lower effective interest rates on our LIBOR based borrowings under our senior credit facility.

Impairment losses were $0.1 million in the third quarter of 2008 compared to $1.8 million in the third quarter of 2007. During the third quarter of 2007 we incurred an impairment charge of $1.7 million associated with an underperforming Pollo Tropical restaurant located in Brooklyn, New York which was subsequently closed in the fourth quarter of 2007.

Our effective income tax rate, including discrete tax items, was 36.7% in the third quarter of 2008 compared to 27.0% in the third quarter of 2007. We recorded discrete tax items in the third quarter of 2007 which reduced income tax expense by $0.8 million.

Net income was $3.7 million in the third quarter of 2008 compared to $4.9 million in the third quarter of 2007 as a result of the above.

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

Operating activities. Net cash provided from operating activities for the nine months ended September 30, 2008 was $29.2 million due primarily to net income of $8.4 million and depreciation and amortization expense of $24.2 million. Net cash provided from operating activities for the nine months ended September 30, 2007 was $41.4 million due primarily to net income of $11.5 million, depreciation and amortization expense of $23.7 million, non-cash impairment losses of $1.9 million and a non-cash write off of previously deferred financing costs related to our prior senior credit facility of $1.5 million.

Investing activities including capital expenditures and qualified sale-leaseback transactions. Net cash used for investing activities in the nine months ended September 30, 2008 and 2007 was $41.9 million and $34.6 million, respectively. Capital expenditures for the nine months ended September 30, 2008 and 2007 were $48.8 million and $40.8 million, respectively. Our capital expenditures included expenditures for development of new Pollo Tropical and Taco Cabana restaurants in the first nine months of 2008 and 2007 of $23.9 million and $25.4 million, respectively. Expenditures to relocate existing Burger King restaurants within their market areas under a new franchise agreement were $2.6 million and $0.9 million in the first nine months of 2008 and 2007, respectively. Expenditures to remodel our existing Pollo Tropical and Burger King restaurants in the first nine months of 2008 and 2007 were $9.3 million and $5.9 million, respectively.

In the first nine months of 2008 and 2007, we sold six and four restaurant properties, respectively, in sale-leaseback transactions for net proceeds of $6.8 million and $7.0 million, respectively. We also sold one Taco Cabana property during the first nine months of 2008 for net proceeds of $0.1 million. In the first nine months of 2007 we also sold one Taco Cabana property and one non-operating Burger King property for net proceeds totaling $1.6 million. The net proceeds from these sales were used to reduce outstanding borrowings under our senior credit facility. We also had expenditures related to the purchase of restaurant properties to be sold in sale-leaseback transactions of $2.5 million during the nine months ended September 30, 2007.

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

The following table sets forth our capital expenditures for the periods presented (in thousands):

	Pollo Tropical	Taco Cabana	Burger King	Other	Consolidated
Nine months ended September 30, 2008:
New restaurant development	$9,908	$13,946	$2,610	$—	$26,464
Restaurant remodeling	3,275	340	6,007	—	9,622
Other restaurant capital expenditures (1)	1,881	2,074	2,948	—	6,903
Corporate and restaurant information systems	—	—	—	5,835	5,835

Total capital expenditures	$15,064	$16,360	$11,565	$5,835	$48,824

Number of new restaurant openings	5	7	2		14
Nine months ended September 30, 2007:
New restaurant development	$14,908	$10,455	$878	$—	$26,241
Restaurant remodeling	2,235	—	3,615	—	5,850
Other restaurant capital expenditures (1)	1,299	2,631	2,895	—	6,825
Corporate and restaurant information systems	—	—	—	1,840	1,840

Total capital expenditures	$18,442	$13,086	$7,388	$1,840	$40,756

Number of new restaurant openings	7	7	—		14

(1)	Excludes restaurant repair and maintenance expenses included in other restaurant operating expenses in our consolidated financial statements. For the nine months ended September 30, 2008 and 2007, total restaurant repair and maintenance expenses were approximately $14.6 million and $13.5 million, respectively.

For all of 2008, we currently anticipate that total capital expenditures will range from $65 million to $70 million, although the actual amount of capital expenditures may differ from these estimates. These capital expenditures are expected to include approximately $37 million to $40 million for the development of new restaurants and purchase of related real estate. In 2008, we currently anticipate that we will open a total of eight new Pollo Tropical restaurants, ten or eleven new Taco Cabana restaurants and four new Burger King restaurants, three of which will be relocations of existing restaurants within their current market areas. We also currently anticipate closing one Taco Cabana restaurant and a total of eight Burger King restaurants in 2008 in addition to those Burger King restaurants being relocated. Capital expenditures in 2008 also are expected to include expenditures of approximately $13 million to $14 million for the ongoing reinvestment in our three restaurant concepts for remodeling costs, capital maintenance expenditures of approximately $9 million and approximately $6 million to $7 million related to the replacement and upgrade of our point-of-sale systems and other corporate and information systems expenditures. In 2009 we currently anticipate total capital expenditures of $20 million to $30 million with new unit growth significantly reduced from 2008.

Financing activities. Net cash provided from financing activities for the first nine months of 2008 was $8.3 million. Net revolver borrowings during the first nine months of 2008 and 2007 were $17.2 million and $1.2 million, respectively. During the nine months ended September 30, 2008 and 2007, we acquired six and five properties, respectively, that were previously accounted for as lease financing obligations and settled lease financing obligations of $5.5 million and $4.4 million, respectively. We also purchased $2.0 million principal amount of our outstanding Notes for $1.8 million during the first nine months of 2008 in an open market transaction. On March 9, 2007, Carrols entered into a new senior credit facility and terminated its prior senior credit facility. Term loan A borrowings of $120.0 million and an additional $4.3 million of revolver borrowings were used to repay all outstanding borrowings under the prior senior credit facility and to also pay certain fees and expenses incurred in connection with the new senior credit facility. We incurred $1.2 million of deferred financing costs related to the new senior credit facility in the first nine months of 2007. As a result, net cash used for financing activities was $3.1 million in the first nine months of 2007.

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

Both term loan and revolving credit borrowings under the new senior credit facility bear interest at a per annum rate, at our option, of either:

1) the applicable margin ranging from 0% to 0.25% based on our senior leverage ratio (as defined in the senior credit facility) plus the greater of (i) the prime rate or (ii) the federal funds rate for that day plus 0.5%; or

2) Adjusted LIBOR plus the applicable margin percentage in effect ranging from 1.0% to 1.5% based on our senior leverage ratio. At September 30, 2008 the LIBOR margin percentage was 1.25%.

Term loan A borrowings are due and payable in quarterly installments. Remaining principal payments are as follows:

1) three quarterly installments of $1.5 million beginning on September 30, 2008;

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

In general, obligations under the senior credit facility are guaranteed by us and all of Carrols’ material subsidiaries and are collateralized by a pledge of Carrols’ common stock and the stock of each of Carrols’ material subsidiaries. The senior credit facility contains certain covenants, including, without limitation, those limiting our ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of our business, engage in transactions with related parties, make certain investments or pay dividends. In addition, we are required to meet certain financial ratios, including fixed charge coverage, senior leverage, and total leverage ratios (all as defined under the senior credit facility). Carrols was in compliance as of September 30, 2008 with the covenants in the senior credit facility.

Notes. On December 15, 2004 Carrols issued $180.0 million of Notes. The Notes bear interest at a rate of 9% payable semi-annually on January 15 and July 15 and mature on January 15, 2013. The Notes are redeemable at the option of Carrols in whole or in part on or after January 15, 2009 at a price of 104.5% of the principal amount if redeemed before January 15, 2010, 102.25% of the principal amount if redeemed after January 15, 2010 but before January 15, 2011 and at 100% of the principal amount after January 15, 2011. On April 7, 2008, Carrols purchased and retired $2.0 million of the Notes in an open market transaction. This resulted in a gain on extinguishment of debt of $0.2 million.

The Notes are unsecured and guaranteed by Carrols’ material subsidiaries. Restrictive covenants under the Notes include limitations with respect to, among other things, Carrols’ and its material subsidiaries’ ability to incur additional debt, incur liens, sell or acquire assets or businesses, pay dividends and make certain investments. Carrols was in compliance as of September 30, 2008 with the restrictive covenants in the indenture governing the Notes.

Indebtedness. At September 30, 2008, we had total debt outstanding of $361.5 million comprised of $178.0 million of Notes, term loan borrowings of $118.5 million under the senior credit facility, borrowings of $17.2 million under the revolving credit facility, lease financing obligations of $46.5 million and capital lease obligations of $1.3 million. After reserving $14.2 million for letters of credit guaranteed by our senior credit facility, $33.6 million was available for borrowings under the revolving credit facility at September 30, 2008.

Contractual Obligations

A table of our contractual obligations as of December 31, 2007 was included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. There have been no significant changes to our contractual obligations during the nine months ended September 30, 2008.

Results of Operations

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

The following table sets forth, for the three months ended September 30, 2008 and 2007, selected operating results as a percentage of consolidated restaurant sales:

	2008	2007
Restaurant sales:
Pollo Tropical	20.7%	20.8%
Taco Cabana	30.7%	30.1%
Burger King	48.6%	49.1%

Total restaurant sales	100.0%	100.0%
Costs and expenses:
Cost of sales	30.5%	28.8%
Restaurant wages and related expenses	28.6%	29.3%
Restaurant rent expense	5.6%	5.5%
Other restaurant operating expenses	15.5%	15.0%
Advertising expense	3.7%	3.7%
General and administrative (including stock-based compensation expense)	6.2%	6.1%

Since October 1, 2007 through September 28, 2008 we have opened seven new Pollo Tropical restaurants, eight new Taco Cabana restaurants and two new Burger King restaurants which were relocations within their market areas. During the same period we closed an additional ten Burger King restaurants, one Pollo Tropical restaurant and two Taco Cabana restaurants.

Restaurant Sales. Total restaurant sales for the third quarter of 2008 increased $5.5 million, or 2.7%, to $208.7 million from $203.2 million in the third quarter of 2007 due to sales increases at our Hispanic Brand restaurants of $3.7 million, or 3.5%, and sales increases at our Burger King restaurants of $1.8 million. Restaurant sales at our Hispanic Brand restaurants were $107.2 million in the third quarter of 2008.

Pollo Tropical restaurant sales increased $0.8 million, or 1.9%, to $43.1 million in the third quarter of 2008 due primarily to the opening of ten new Pollo Tropical restaurants since the beginning of the third quarter of 2007, which contributed $2.2 million in additional sales in the third quarter of 2008 compared to the third quarter of 2007. This increase was partially offset by a decrease in comparable restaurant sales at our Pollo Tropical restaurants of 1.9% in the third quarter of 2008 due to lower customer traffic resulting from deteriorating economic conditions in Florida, and to a lesser extent, the closure of one Pollo Tropical restaurant since the beginning of the third quarter of 2007. The average check at our Pollo Tropical restaurants increased 4.2% in the third quarter of 2008 primarily from menu price increases.

Taco Cabana restaurant sales increased $2.9 million, or 4.7%, to $64.0 million in the third quarter of 2008 due primarily to the opening of thirteen new Taco Cabana restaurants since the beginning of the third quarter of 2007 which contributed $4.0 million of additional sales in the third quarter of 2008 compared to the third quarter of 2007. This increase was partially offset by a 0.9% decrease in comparable restaurant sales in the third quarter of 2008 as a result of lower customer traffic, the impact of losing approximately 150 total restaurant operating days due to Hurricane Ike and the closure of two Taco Cabana restaurants since the beginning of the third quarter of 2007. The average check at our Taco Cabana restaurants increased 4.0% in the third quarter of 2008 primarily from menu price increases.

Comparable restaurant sales at our Burger King restaurants increased 3.5% in the third quarter of 2008 as a result of an average check increase, primarily from menu price increases, of 4.7% offset partially from a slight decline in customer traffic. These sales increases were also partially offset by the closure, excluding relocated restaurants, of eleven Burger King restaurants since the beginning of the third quarter of 2007.

Operating Costs and Expenses. Cost of sales (food and paper costs), as a percentage of total restaurant sales, increased to 30.5% in the third quarter of 2008 from 28.8% in the third quarter of 2007. Pollo Tropical cost of sales, as a percentage of Pollo Tropical restaurant sales, increased to 33.2% in the third quarter of 2008 from 31.7% in the third quarter of 2007 due primarily to higher chicken commodity prices (1.3% of Pollo Tropical sales in the third quarter of 2008) and higher prices of other commodities including wheat-based products, yucca and shortening (2.1% of Pollo Tropical sales) and fuel surcharges (0.3% of Pollo Tropical sales), all partially offset by the effect of menu price increases. Taco Cabana cost of sales, as a percentage of Taco Cabana restaurant sales, increased to 30.7% in the third quarter of 2008 from 30.3% in the third quarter of 2007 due to higher commodity prices for cheese, wheat-based products, produce and eggs (2.1% of Taco Cabana sales in the third quarter of 2008) partially offset by the effect of menu price increases and higher vendor rebates (0.2% of Taco Cabana sales). Burger King cost of sales, as a percentage of Burger King restaurant sales, increased to 29.2% in the third quarter of 2008 from 26.7% in the third quarter of 2007 due to higher commodity prices including beef, cheese, shortening and wheat-based products (2.8% of Burger King sales in the third quarter of 2008) offset in part by the effect of menu price increases. In the third quarter of 2008 ground beef prices increased 24.7% compared to the third quarter of 2007 (1.2% of Burger King sales).

Restaurant wages and related expenses, as a percentage of total restaurant sales, decreased to 28.6% in the third quarter of 2008 from 29.3% in the third quarter of 2007. Pollo Tropical restaurant wages and related expenses, as a percentage of Pollo Tropical restaurant sales, decreased slightly to 24.7% in the third quarter of 2008 from 24.8% in the third quarter of 2007 as reductions in productive labor hours and the effect of menu price increases were substantially offset by higher workers compensation claim costs (0.7% of Pollo Tropical sales). Taco Cabana restaurant wages and related expenses, as a percentage of Taco Cabana restaurant sales, also decreased slightly to 28.7% in the third quarter of 2008 from 28.8% in the third quarter of 2007 due primarily to lower medical insurance claim costs (0.3% of Taco Cabana sales) partially offset by increases in labor rates on relatively flat sales. Burger King restaurant wages and related expenses, as a percentage of Burger King restaurant sales, decreased to 30.3% in the third quarter of 2008 from 31.5% in the third quarter of 2007 due primarily to reductions in productive labor hours and the effect of menu price increases and lower medical insurance claim costs (0.3% of Burger King sales).

Restaurant rent expense, as a percentage of total restaurant sales, increased to 5.6% in the third quarter of 2008 from 5.5% in the third quarter of 2007 due primarily to sale-leaseback transactions entered into since the beginning of the third quarter of 2007.

Other restaurant operating expenses, as a percentage of total restaurant sales, increased to 15.5% in the third quarter of 2008 from 15.0% in the third quarter of 2007. Pollo Tropical other restaurant operating expenses, as a percentage of Pollo Tropical restaurant sales, increased to 15.8% in the third quarter of 2008 from 14.0% in the third quarter of 2007 due primarily to higher utility costs (0.8% of Pollo Tropical sales), higher repair and maintenance expenses (0.2% of Pollo Tropical sales), higher general liability claim costs (0.2% of Pollo Tropical sales) and the effect of lower sales volumes on fixed costs. Taco Cabana other restaurant operating expenses, as a percentage of Taco Cabana restaurant sales, increased to 15.8% in the third quarter of 2008 from 15.6% in the third quarter of 2007 due primarily to higher utility costs (0.7% of Taco Cabana sales) partially offset by lower general liability claim costs (0.3% of Taco Cabana sales) and lower costs associated with opening new restaurants (0.2% of Taco Cabana sales). Burger King other restaurant operating expenses, as a percentage of Burger King restaurant sales, increased slightly to 15.3% in the third quarter of 2008 from 15.2% in the third quarter of 2007 due primarily to higher utility costs (0.4% of Burger King sales) offset in part by lower repairs and maintenance expenses (0.2% of Burger King sales).

Advertising expense, as a percentage of total restaurant sales, was 3.7% in the both the third quarter of 2008 and the third quarter of 2007. Pollo Tropical advertising expense, as a percentage of Pollo Tropical restaurant sales, increased to 2.5% in the third quarter of 2008 from 1.5% in the third quarter of 2007 due to the timing of promotions in 2007. Taco Cabana advertising expense, as a percentage of Taco Cabana restaurant sales, decreased to 3.7% in the third quarter of 2008 from 4.1% in the third quarter of 2007 due primarily to the timing of promotions in 2008. Burger King advertising expense, as a percentage of Burger King restaurant sales, was 4.3% in both the third quarter of 2008 and the third quarter of 2007.

General and administrative expenses increased $0.6 million in the third quarter of 2008 or, as a percentage of total restaurant sales, increased to 6.2% in the third quarter of 2008 from 6.1% in the third quarter of 2007.

Segment EBITDA. As a result of the factors above, Segment EBITDA for our Pollo Tropical restaurants decreased to $5.2 million in the third quarter of 2008 from $7.8 million in the third quarter of 2007. Segment EBITDA for our Taco Cabana restaurants was $7.3 million in both the third quarter of 2008 and the third quarter of 2007. Segment EBITDA for our Burger King restaurants decreased to $8.8 million in the third quarter of 2008 from $9.2 million in the third quarter of 2007.

Depreciation and Amortization and Impairment Losses. Depreciation and amortization expense was $8.1 million in both the third quarter of 2008 and the third quarter of 2007. Impairment losses were $0.1 million in the third quarter of 2008. Impairment losses were $1.8 million in the third quarter of 2007 and included a $1.7 million charge related to an underperforming Pollo Tropical restaurant in Brooklyn, New York which was subsequently closed in the fourth quarter of 2007.

Interest Expense. Interest expense decreased $0.8 million to $6.9 million in the third quarter of 2008 from $7.7 million in the third quarter of 2007 due to lower effective interest rates on our LIBOR based borrowings under our senior credit facility. The weighted average interest rate on our long-term debt, excluding lease financing obligations, for the third quarter of 2008 decreased to 6.8% from 8.1% in the third quarter of 2007. Interest expense on lease financing obligations was $1.1 million in the third quarter of 2008 compared to $1.4 million in the third quarter of 2007.

Provision for Income Taxes. The provision for income taxes for the third quarter of 2008 was derived using an estimated effective annual income tax rate for all of 2008 of 37.2%, which excludes any discrete tax adjustments. The provision for income taxes for the third quarter of 2007 was derived using an estimated effective annual income tax rate for 2007 of 36.5%, excluding discrete tax adjustments. Discrete tax adjustments were minimal in the third quarter of 2008. Discrete tax adjustment reduced the provision for income taxes by $0.8 million in the third quarter of 2007. We adopted the provisions of Financial Standards Accounting Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”) and interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007. As of the adoption date of January 1, 2007, we had $0.6 million of unrecognized tax benefits. During the three months ended September 30, 2007 the statute of limitations affecting the taxing jurisdictions pertaining to $0.6 million of unrecognized tax benefits expired, including interest. We also recorded as a discrete tax item in the third quarter of 2007 a reduction of tax expense of $0.2 million related to a reduction of valuation allowances for deferred taxes pertaining to state net operating loss carry forwards.

Net Income. As a result of the foregoing, net income was $3.7 million in the third quarter of 2008 compared to $4.9 million in the third quarter of 2007.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

The following table sets forth, for the nine months ended September 30, 2008 and 2007, selected operating results as a percentage of consolidated restaurant sales:

	2008	2007
Restaurant sales:
Pollo Tropical	21.5%	21.3%
Taco Cabana	30.5%	30.5%
Burger King	48.0%	48.2%

Total restaurant sales	100.0%	100.0%
Costs and expenses:
Cost of sales	30.1%	28.5%
Restaurant wages and related expenses	29.1%	29.4%
Restaurant rent expense	5.7%	5.5%
Other restaurant operating expenses	15.2%	14.7%
Advertising expense	4.0%	4.1%
General and administrative (including stock-based compensation expense)	6.4%	6.6%

Since January 1, 2007 through September 30, 2008 we have opened fourteen new Pollo Tropical restaurants, fifteen new Taco Cabana restaurants and two new Burger King restaurants, which were relocated within their market areas under a new franchise agreement. During the same time period we closed an additional eleven Burger King restaurants, one Pollo Tropical restaurant and five Taco Cabana restaurants.

Restaurant Sales. Total restaurant sales for the first nine months of 2008 increased $23.3 million, or 3.9%, to $614.4 million from $591.2 million in the first nine months of 2007. Restaurant sales at our Hispanic Brand restaurants increased $13.8 million, or 4.5%, to $319.9 million in the first nine months of 2008 from $306.1 million in the first nine months of 2007.

Pollo Tropical restaurant sales increased $6.2 million, or 4.9%, to $132.3 million in the first nine months of 2008 due primarily to the opening of fourteen new Pollo Tropical restaurants since the beginning of 2007, which contributed $8.8 million in additional sales in the first nine months of 2008 compared to the first nine months of 2007. This increase was partially offset by a decrease in comparable restaurant sales at our Pollo Tropical restaurants of 0.5% in the first nine months of 2008 due to lower customer traffic, and to a lesser extent, the closure of one Pollo Tropical restaurant since the beginning of 2007.

Taco Cabana restaurant sales increased $7.6 million, or 4.2%, to $187.6 million in the first nine months of 2008 due primarily to the opening of fifteen new Taco Cabana restaurants since the beginning of 2007 which contributed $9.5 million of additional sales in the first nine months of 2008 compared to the first nine months of 2007. This increase was partially offset by the closure of five Taco Cabana restaurants since the beginning of 2007 and, to a lesser extent, a decrease in comparable restaurant sales at our Taco Cabana restaurants of 0.2% in the first nine months of 2008 due to lower customer traffic.

Burger King restaurant sales increased by $9.5 million, or 3.3%, to $294.5 million in the first nine months of 2008 due to a comparable restaurant sales increase of 4.3% at our Burger King restaurants primarily due to increases in customer traffic. This increase was partially offset by the closure of eleven Burger King restaurants since the beginning of 2007.

Operating Costs and Expenses. Cost of sales (food and paper costs), as a percentage of total restaurant sales, increased to 30.1% in the first nine months of 2008 from 28.5% in the first nine months of 2007. Pollo Tropical cost of sales, as a percentage of Pollo Tropical restaurant sales, increased to 33.2% in the first nine months of 2008 from 32.1% in the first nine months of 2007 due primarily to higher chicken commodity prices (1.3% of Pollo Tropical sales in the first nine months of 2008) and higher prices of other commodities (1.5% of Pollo Tropical sales) partially offset by the effect of menu price increases. Taco Cabana cost of sales, as a percentage of Taco Cabana restaurant sales, increased to 30.9% in the first nine months of 2008 from 29.7% in the first nine months of 2007 due to higher commodity prices (2.2% of Taco Cabana sales in the first nine months of 2008) including higher cheese prices (0.9% of Taco Cabana sales) and higher wheat-based product prices (0.3% of Taco Cabana sales) partially offset by the effect of menu price increases. Burger King cost of sales, as a percentage of Burger King restaurant sales, increased to 28.2% in the first nine months of 2008 from 26.1% in the first nine months of 2007 due primarily to higher commodity prices including beef, cheese, shortening and wheat-based products (2.5% of Burger King sales in the first nine months of 2008) and increased promotional discounting in 2008 (0.3% of Burger King sales), offset in part by the effect of menu price increases.

Restaurant wages and related expenses, as a percentage of total restaurant sales, decreased to 29.1% in the first nine months of 2008 from 29.4% in the first nine months of 2007. Pollo Tropical restaurant wages and related expenses, as a percentage of Pollo Tropical restaurant sales, decreased to 24.8% in the first nine months of 2008 from 25.0% in the first nine months of 2007 due primarily to lower medical claim costs (0.2% of Pollo Tropical sales). Taco Cabana restaurant wages and related expenses, as a percentage of Taco Cabana restaurant sales, increased to 29.1% in the first nine months of 2008 from 28.6% in the first nine months of 2007 due primarily to the effect of labor rate increases on slightly negative comparable store sales and higher restaurant level bonus accruals (0.1% of Taco Cabana sales). Burger King restaurant wages and related expenses, as a percentage of Burger King restaurant sales, decreased to 31.1% in the first nine months of 2008 from 31.9% in the first nine months of 2007 due primarily to the effect of higher sales volumes on fixed labor costs and lower medical insurance claim costs (0.2% of Burger King sales).

Restaurant rent expense, as a percentage of total restaurant sales, increased to 5.7% in the first nine months of 2008 from 5.5% in the first nine months of 2007 due primarily to the effect of sale-leaseback transactions entered into since the beginning of 2007.

Other restaurant operating expenses, as a percentage of total restaurant sales, increased to 15.2% in the first nine months of 2008 from 14.7% in the first nine months of 2007. Pollo Tropical other restaurant operating expenses, as a percentage of Pollo Tropical restaurant sales, increased to 14.8% in the first nine months of 2008 from 13.3% in the first nine months of 2007 due primarily to higher repair and maintenance expenses (0.4% of Pollo Tropical sales), higher utility costs (0.4% of Pollo Tropical sales) and higher general liability claim costs (0.2% of Pollo Tropical sales). Taco Cabana other restaurant operating expenses, as a percentage of Taco Cabana restaurant sales, increased to 15.3% in the first nine months of 2008 from 14.9% in the first nine months of 2007 due primarily to higher utility costs (0.4% of Taco Cabana sales). Burger King other restaurant operating expenses, as a percentage of Burger King restaurant sales, increased to 15.3% in the first nine months of 2008 from 15.2% in the first nine months of 2007 due primarily to higher utility costs.

Advertising expense, as a percentage of total restaurant sales, decreased to 4.0% in the first nine months of 2008 from 4.1% in the first nine months of 2007. Pollo Tropical advertising expense, as a percentage of Pollo Tropical restaurant sales, increased to 2.8% in the first nine months of 2008 from 2.4% in the first nine months of 2007 due to the timing of promotions in 2007. Pollo Tropical advertising costs are currently expected to be approximately 2.5% to 2.7% of Pollo Tropical restaurant sales for all of 2008, but there can be no assurance in this regard. Taco Cabana advertising expense, as a percentage of Taco Cabana restaurant sales, decreased to 4.3% in the first nine months of 2008 from 4.7% in the first nine months of 2007 due primarily to the timing of promotions in 2007. Taco Cabana advertising costs are currently expected to be approximately 3.8% to 4.0% of Taco Cabana restaurant sales for all of 2008, but there can be no assurance in this regard. Burger King advertising expense, as a percentage of Burger King restaurant sales, was 4.5% in both the first nine months of 2008 and 2007. Our Burger King advertising costs are currently expected to be approximately 4.5% of Burger King restaurant sales for all of 2008, but there can be no assurance in this regard.

General and administrative expenses in the first nine months of 2008 increased $0.8 million to $39.6 million. As a percentage of total restaurant sales, general and administrative expenses decreased to 6.4% in the first nine months of 2008 from 6.6% in the first nine months of 2007 due primarily to lower administrative bonus accruals of $1.8 million.

Segment EBITDA. As a result of the factors above, Segment EBITDA for our Pollo Tropical restaurants decreased to $18.0 million in the first nine months of 2008 from $21.9 million in the first nine months of 2007. Segment EBITDA for our Taco Cabana restaurants decreased to $19.7 million in the first nine months of 2008 from $22.7 million in the first nine months of 2007. Segment EBITDA for our Burger King restaurants decreased to $22.5 million in the first nine months of 2008 from $23.4 million in the first nine months of 2007.

Depreciation and Amortization and Impairment Losses. Depreciation and amortization expense increased $0.5 million to $24.2 million in the first nine months of 2008 from $23.7 million in the first nine months of 2007 due primarily to additional depreciation expense related to our capital expenditures since the beginning of 2007. Impairment losses were $0.2 million in the first nine months of 2008 and $1.9 million in the first nine months of 2007. Impairment losses in the third quarter of 2007 included a $1.7 million charge related to an underperforming Pollo Tropical restaurant in Brooklyn, New York which was subsequently closed in the fourth quarter of 2007.

Interest Expense. Interest expense decreased $2.2 million to $21.4 million in the first nine months of 2008 from $23.6 million in the first nine months of 2007. This reduction is primarily due to lower effective interest rates on our LIBOR based borrowings under our senior credit facility. The weighted average interest rate on our long-term debt, excluding lease financing obligations, for the first nine months of 2008 decreased to 7.0% from 8.2% in the first nine months of 2007. Interest expense on lease financing obligations was $3.8 million in the first nine months of 2008 compared to $4.2 million in the first nine months of 2007.

Provision for Income Taxes. The provision for income taxes for the first nine months of 2008 was derived using an estimated effective annual income tax rate for 2008 of 37.2%, which excludes any discrete tax adjustments. Discrete tax adjustments reduced the provision for income taxes by $0.1 million in the first nine months of 2008 and $0.8 million in the first nine months of 2007. The provision for income taxes for the first nine months of 2007 was derived using an estimated effective annual income tax rate for 2007, excluding discrete tax adjustments, of 36.5%.

Net Income. As a result of the foregoing, net income was $8.4 million in the first nine months of 2008 compared to $11.5 million in the first nine months of 2007.

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

Accrued occupancy costs. We make estimates of accrued occupancy costs pertaining to closed restaurant locations on an ongoing basis. These estimates require assessment and continuous evaluation of a number of factors such as the remaining contractual period under our lease obligations, the amount of sublease income we are able to realize on a particular property and estimates of other costs such as property taxes. Differences between actual future events and prior estimates could result in adjustments to these accrued costs. At September 30, 2008 we had six non-operating restaurant properties.

Insurance liabilities. We are insured for workers’ compensation, general liability and medical insurance claims under policies where we pay all claims, subject to annual stop-loss limitations both for individual claims and claims in the aggregate. At September 30, 2008, we had $8.8 million accrued for these insurance claims. We record insurance liabilities based on historical and industry trends, which are continually monitored, and adjust accruals as warranted by changing circumstances. Since there are many estimates and assumptions involved in recording these insurance liabilities, including the ability to estimate the future development of incurred claims based on historical trends, differences between actual future events and prior estimates and assumptions could result in adjustments to these liabilities.

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

Stock-based Compensation. We account for stock-based compensation in accordance with SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”). As required by SFAS No. 123(R), stock-based compensation is estimated for equity awards at fair value at the grant date. We determine the fair value of equity awards using the Black-Scholes model which requires the use of certain assumptions. The assumptions include the risk-free rate of interest, expected dividend yield, expected volatility and the expected life of the award. The risk-free rate of interest is based on the zero coupon U.S. Treasury rate appropriate for the expected term of the award. There are no dividend assumptions as we do not currently plan to pay dividends on our common stock. Expected stock price volatility is based on the implied volatility of a peer group that had actively traded stock during the period immediately preceding the share-based award grant as we currently do not have sufficient historical stock price data for our stock. This period is equal in length to the award’s expected term. Compensation expense is recognized only for those options expected to vest, with forfeitures estimated based on our historical experience and future expectations.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financials Statements, an Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 clarifies the accounting for noncontrolling interests and establishes accounting and reporting standards for the noncontrolling interest in a subsidiary, including classification as a component of equity. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact SFAS 160 will have on our consolidated financial statements.

In April 2008, the FASB issued FSP SFAS No. 142-3 “Determination of the Useful Life of Intangible Assets” (“SFAS 142-3”). SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. SFAS No. 142-3 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, which will require us to adopt these provisions in the first quarter of 2009. We have reviewed this pronouncement and do not anticipate the adoption of SFAS No. 142-3 will materially impact our financial statements.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements that are predictive in nature or that depend upon or refer to future events or conditions are forward-looking statements. These statements are often identified by the words “may,” “might,” “will,” “should,” “anticipate,” “believe,” “expect,” “intend,” “estimate,” “hope” or similar expressions. In addition, expressions of our strategies, intentions or plans are also forward looking statements. These statements reflect management’s current views with respect to future events and are subject to risks and uncertainties, both known and unknown. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their date. There are important factors that could cause actual results to differ materially from those in forward-looking statements, many of which are beyond our control. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected or implied in the forward-looking statements. We believe important factors that could cause actual results to differ materially from our expectations include the following, in addition to other risks and uncertainties discussed herein and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007:

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

•

The risk of events similar to those of September 11, 2001 or an outbreak or escalation of any insurrection or armed conflict involving the United States or any other national or international calamity; and

•

Factors that affect the restaurant industry generally, including recalls if products become adulterated or misbranded, liability if product consumption causes injury, ingredient disclosure and labeling laws and regulations, reports of cases of “mad cow” disease and avian flu or other food-borne illnesses, and the possibility that consumers could lose confidence in the safety and quality of certain food products, as well as negative publicity regarding food quality, illness, injury or other health concerns.

Inflation

The inflationary factors that have historically affected our results of operations include increases in food and paper costs, labor and other operating expenses and energy costs. Wages paid in our restaurants are impacted by changes in the Federal and state hourly minimum wage rates. Accordingly, changes in the Federal and state hourly minimum wage rates directly affect our labor costs. We typically attempt to offset the effect of inflation, at least in part, through periodic menu price increases and various cost reduction programs. However, no assurance can be given that we will be able to fully offset such inflationary cost increases in the future.

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

We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 28, 2008.

No change occurred in our internal control over financial reporting during the third quarter of 2008 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CARROLS RESTAURANT GROUP, INC.

Date: November 5, 2008	/s/ ALAN VITULI
(Signature)
Alan Vituli
Chairman of the Board and
Chief Executive Officer

Date: November 5, 2008	/s/ PAUL R. FLANDERS
(Signature)
Paul R. Flanders
Vice President – Chief Financial Officer and Treasurer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARROLS CORPORATION

Date: November 5, 2008	/s/ ALAN VITULI
(Signature)
Alan Vituli
Chairman of the Board and
Chief Executive Officer

Date: November 5, 2008	/s/ PAUL R. FLANDERS
(Signature)
Paul R. Flanders
Vice President – Chief Financial Officer and Treasurer