Form 10-K
period 2008-12-28
CARROLS RESTAURANT GROUP, INC.; CARROLS CORP
filed 2009-03-09
CIK 809248, 17927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2008

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

Commission File Number: 001-06553

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

Indicate by check mark whether either of the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act)    Yes    ☐  No    ☒

As of March 2, 2009, Carrols Restaurant Group, Inc. had 21,592,462 shares of its common stock, $.01 par value, outstanding. The aggregate market value of the common stock held by non-affiliates as of June 29, 2008 of Carrols Restaurant Group, Inc. was $60,913,878. As of March 2, 2009, all outstanding equity securities of Carrols Corporation, which consisted of 10 shares of its common stock, were owned by Carrols Restaurant Group, Inc.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for Carrols Restaurant Group, Inc.’s 2009 Annual Meeting of Stockholders, which is expected to be filed pursuant to Regulation 14A no later than 120 days after conclusion of Carrols Restaurant Group, Inc.’s fiscal year ended December 28, 2008, are incorporated by reference into Part III of this report.

CARROLS RESTAURANT GROUP, INC.

FORM 10-K

YEAR ENDED DECEMBER 28, 2008

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

We use a 52 or 53 week fiscal year ending on the Sunday closest to December 31. For convenience, all references herein to the fiscal years ended January 2, 2005, January 1, 2006, December 31, 2006, December 30, 2007 and December 28, 2008 will hereinafter be referred to as the fiscal years ended December 31, 2004, 2005, 2006, 2007 and 2008 respectively. Our fiscal years ended December 31, 2005, 2006, 2007 and 2008 each contained 52 weeks. Our fiscal year ended December 31, 2004 contained 53 weeks.

We use the terms “Segment EBITDA” and “Segment EBITDA margin” in our 2008 Annual Report on Form 10-K because they are financial indicators that are reported to the chief operating decision maker for purposes of allocating resources to our segments and assessing their performance. Segment EBITDA (earnings attributable to the applicable segment before interest, income taxes, depreciation and amortization, impairment and other lease charges, stock-based compensation expense, bonus to employees and a director in connection with the December 2004 Transactions (as defined in “Item 6. Selected Financial Data”), other income and expense and gains and losses on extinguishment of debt) may not be necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculation. The calculation of Segment EBITDA for our Burger King restaurants includes general and administrative expenses related directly to our Burger King segment, as well as the expenses associated with administrative support for all three of our segments including executive management, information systems and certain accounting, legal and other administrative functions. Segment EBITDA margin means Segment EBITDA as a percentage of the total revenues of the applicable segment. We consider our Pollo Tropical restaurants, Taco Cabana restaurants and Burger King restaurants to each constitute a separate segment. See Note 12 to the accompanying consolidated financial statements.

In this Annual Report on Form 10-K, we refer to information, forecasts and statistics regarding the restaurant industry. Unless otherwise indicated, all restaurant industry data in this Annual Report on Form 10-K refers to the U.S. restaurant industry and is taken from or based upon the Technomic Information Services (Technomic) report entitled “2008 Technomic Top 500 Chain Restaurant Report.” In addition, statements in this Annual Report on Form 10-K concerning the “increasing disposable income” of the Hispanic consumer base are based on an article appearing in the third quarter 2007 edition of “Georgia Business and Economic Conditions”, a publication of the Terry College of Business, The University of Georgia. In this Annual Report on Form 10-K we also refer to information, forecasts and statistics from the U.S. Census Bureau and the U.S. Bureau of Labor Statistics and regarding BKC, as defined below. Unless otherwise indicated, information regarding BKC in this Annual Report on Form 10-K has been made publicly available by BKC. Any reference to BKC in this Annual Report on Form 10-K refers to Burger King Holdings, Inc. (NYSE: BKC) and its wholly-owned subsidiaries, including Burger King Corporation. We believe that all of these sources are reliable, but we have not independently verified any of this information and cannot guarantee its accuracy or completeness. The information, forecasts and statistics we have used from Technomic may reflect rounding adjustments.

Forward-Looking Statements

This 2008 Annual Report on Form 10-K contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements that are predictive in nature or that depend upon or refer to future events or conditions are forward-looking statements. These statements are often identified by the words “may,” “might,” “will,” “should,” “anticipate,” “believe,” “expect,” “intend,” “estimate,” “hope” or similar expressions.

In addition, expressions of our strategies, intentions or plans are also forward looking statements. These statements reflect management’s current views with respect to future events and are subject to risks and uncertainties, both known and unknown. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their date. There are important factors that could cause actual results to differ materially from those in forward-looking statements, many of which are beyond our control. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. We have identified significant factors that could cause actual results to differ materially from those stated or implied in the forward-looking statements. For more information, please see Item 1A – Risk Factors. We believe important factors that could cause actual results to differ materially from our expectations include the following, in addition to other risks and uncertainties discussed herein:

•	Competitive conditions;

•	Regulatory factors;

•	Environmental conditions and regulations;

•	General economic conditions, particularly in the retail sector;

•	Weather conditions;

•	Fuel prices;

•	Significant disruptions in service or supply by any of our suppliers or distributors;

•	Changes in consumer perception of dietary health and food safety;

•	Labor and employment benefit costs;

•	The outcome of pending or future legal claims or proceedings;

•	Our ability to manage our growth and successfully implement our business strategy;

•	The risks associated with the expansion of our business;

•	Our ability to integrate any businesses we acquire;

•	Our borrowing costs and credit ratings, which may be influenced by the credit ratings of our competitors;

•	The availability and terms of necessary or desirable financing or refinancing and other related risks and uncertainties;

•

The risk of events similar to those of September 11, 2001 or an outbreak or escalation of any insurrection or armed conflict involving the United States or any other national or international calamity;

•

Factors that affect the restaurant industry generally, including recalls if products become adulterated or misbranded, liability if product consumption causes injury, ingredient disclosure and labeling laws and regulations, reports of cases of “mad cow” disease and avian flu, and the possibility that consumers could lose confidence in the safety and quality of certain food products, as well as negative publicity regarding food quality, illness, injury or other health concerns; and

•	Other factors discussed under Item IA – “Risk Factors” and elsewhere herein.

ITEM 1.	BUSINESS

Overview

Our Company

We are one of the largest restaurant companies in the United States operating three restaurant brands in the quick-casual and quick-service restaurant segments with 560 restaurants located in 17 states as of December 31, 2008. We own and operate two Hispanic restaurant brands, Pollo Tropical® and Taco Cabana® (together referred to by us as our Hispanic Brands), which we acquired in 1998 and 2000, respectively. We are also the largest Burger King® franchisee, based on the number of restaurants, and have operated Burger King restaurants since 1976. As of December 31, 2008, our company-owned restaurants included 91 Pollo Tropical restaurants and 154 Taco Cabana restaurants, and we operated 315 Burger King restaurants under franchise agreements. We also franchise our Hispanic Brand restaurants with 29 franchised restaurants located in Puerto Rico, Ecuador and the United States as of December 31, 2008. We believe that the diversification and strength of our restaurant brands as well as the geographic dispersion of our restaurants provide us with stability and enhanced growth opportunities. For the year ended December 31, 2008, we had total revenues of $816.3 million and net income of $12.8 million.

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

Hispanic Brands. Our Hispanic Brands operate in the quick-casual restaurant segment, combining the convenience and value of quick-service restaurants with the menu variety, use of fresh ingredients and food quality more typical of casual dining restaurants. For the year ended December 31, 2008, our company-owned Pollo Tropical and Taco Cabana restaurants generated average annual sales per restaurant of $1,988,000 and $1,664,000, respectively, which we believe are among the highest in the quick-casual and quick-service segments. For the year ended December 31, 2008, aggregate revenues for our Hispanic Brands were $424.8 million, which represented 52.0% of our total consolidated revenues.

Pollo Tropical: Our Pollo Tropical restaurants are known for their fresh grilled chicken marinated in our own blend of tropical fruit juices and spices. Our menu also features other items including roast pork, Caribbean fajitas, wraps, grilled ribs offered with a selection of sauces, Caribbean style “made from scratch” side dishes and salads. Most menu items are made fresh daily in each of our Pollo Tropical restaurants, which feature open display cooking that enables customers to observe the preparation of menu items, including chicken grilled on large, open-flame grills. Pollo Tropical opened its first restaurant in 1988 in Miami. As of December 31, 2008, we owned and operated a total of 91 Pollo Tropical restaurants, of which 86 were located in Florida, four were located in New Jersey and one was located in Connecticut. For the year ended December 31, 2008, the average sales transaction at our company-owned Pollo Tropical restaurants was $9.81 reflecting, in part, strong dinner traffic, with dinner sales representing the largest sales day-part. For the year ended December 31, 2008, our Pollo Tropical brand generated total revenues of $175.1 million.

Taco Cabana: Our Taco Cabana restaurants serve fresh Tex-Mex and traditional Mexican style food, including sizzling fajitas, quesadillas, enchiladas, burritos, tacos, other Tex-Mex dishes, fresh-made flour tortillas, frozen margaritas and beer. Most menu items are made fresh daily in each of our Taco Cabana restaurants, which feature open display cooking that enables customers to observe the preparation of menu items, including fajitas cooking on a grill and a machine making fresh tortillas. A majority of our Taco Cabana restaurants are open 24 hours a day, generating customer traffic and restaurant sales across multiple day-parts by offering a convenient and quality experience to our customers. Taco Cabana pioneered the Mexican patio café concept with its first restaurant in San Antonio, Texas in 1978. As of December 31, 2008, we owned and operated 154 Taco Cabana restaurants located in Texas, Oklahoma and New Mexico, of which 149 were located in Texas. For the year ended December 31, 2008, the average sales transaction at our company-owned Taco Cabana restaurants was $7.89 with dinner sales representing the largest sales day-part. For the year ended December 31, 2008, our Taco Cabana brand generated total revenues of $249.7 million.

Burger King. Burger King is the second largest hamburger restaurant chain in the world (as measured by the number of restaurants and system-wide sales) and we are the largest franchisee in the Burger King system, based on number of restaurants. Burger King restaurants are part of the quick-service restaurant segment which is the largest of the five major segments of the U.S. restaurant industry based on 2007 sales. Burger King restaurants feature the popular flame-broiled Whopper® sandwich, as well as a variety of hamburgers and other sandwiches, fries, salads, breakfast items and other offerings. According to BKC, historically it has spent between 4% and 5% of its annual system sales on marketing, advertising and promotion to sustain and increase its high brand awareness. We benefit from BKC’s marketing initiatives as well as its development and introduction of new menu items. As of December 31, 2008, we operated 315 Burger King restaurants located in 12 Northeastern, Midwestern and Southeastern states. For the year ended December 31, 2008, the average sales transaction at our Burger King restaurants was $5.51. For the year ended December 31, 2008, our Burger King restaurants generated total revenues of $391.5 million.

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

Industry

The Restaurant Market

According to Technomic, in 2007 total restaurant industry revenues in the United States were approximately $364 billion, an increase of 3.9% over 2006. Sales in the overall U.S. restaurant industry are projected by Technomic to increase at a compound annual growth rate of 4.9% from 2008 through 2012.

Quick-Casual Restaurants

Our Hispanic Brands operate in the quick-casual restaurant segment, combining the convenience of quick-service restaurants with the menu variety, use of fresh ingredients and food quality more typical of casual dining. We believe that the quick-casual restaurant segment is one of the fastest growing segments of the restaurant industry. According to Technomic, 2007 sales growth for quick-casual chains in the Technomic Top 500 restaurant chains was 13.3% as compared to 5.0% for the overall Top 500 restaurant chains collectively.

Quick-casual restaurants are primarily distinguished by the following characteristics:

•

Quick-service or self-service format. Meals are purchased prior to receiving food. In some cases, payment may be made at a separate station from where the order was placed. Also, servers may bring orders to the customer’s table.

•

Check averages between $7 and $10. Technomic reports that the average check at quick-casual restaurants in 2007 ranged between $7 and $10, which was higher than the average check at traditional quick-service restaurants.

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

We believe that our Hispanic Brands are positioned to benefit from growing consumer demand for quick-casual restaurants because of food quality, value and differentiation of flavors, as well as the increasing acceptance of ethnic foods. We also believe that our Hispanic Brands will benefit from two significant demographic factors: the expected long-term population growth rates in regions in which our restaurants are currently located and the expected rate of growth of the Hispanic population in the United States, both as projected by the U.S. Census Bureau in its 2001 Statistical Abstract of the United States.

Our Burger King restaurants are part of the quick-service restaurant segment that Technomic indicates is the largest of the five major segments of the U.S. restaurant chain industry. Technomic identifies eleven major types of restaurants comprising the quick-service segment: Hamburger; Pizza; Chicken; Other Sandwich; Mexican; Frozen Desserts; Donut; Beverage; Cafeteria/Buffet; Family Steak; and Bakery Cafe. According to Technomic, the quick-service restaurants included in the Top 500 quick-service restaurant companies in 2007 were divided by menu category as follows (percentages are based on total sales for the quick-service segment):

According to Technomic, sales at all quick-service restaurants in the United States increased 5.3% in 2007 and were $187.3 billion, representing 69.5% of total U.S. restaurant industry sales. Sales in this segment are projected by Technomic to increase at a compound annual growth rate of 4.9% from 2007 through 2012.

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

Our Burger King restaurants operate in the hamburger segment of the quick-service restaurant segment. The hamburger segment of the quick-service restaurant segment in the United States, which increased 4.6% in 2007 and generated $61.6 billion in sales, is the largest segment of the quick-service restaurant segment in the United States, according to Technomic.

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

•	well positioned to continue to benefit from the projected long-term population growth in Florida and Texas;

•	established infrastructure at our Hispanic Brands to manage operations and develop and introduce new menu offerings, positioning us to build customer frequency and broaden our customer base; and

•	well positioned to continue to capitalize on the home meal replacement trend.

Our Large Number of Company-Owned Restaurants Enable us to Control our Hispanic Brands. As of December 31, 2008, our Hispanic Brands were comprised of 245 company-owned and 29 franchised restaurants, of which only six of these franchised restaurants were located in the United States. Our Hispanic Brand restaurants in the United States are primarily company-owned and we therefore exercise control over the day-to-day operations of our company-owned restaurants unlike many of our competitors that have multiple franchisees operating as a single brand. Consequently, our success does not depend on our control of our franchisees, or support by them of our marketing programs, new product offerings, strategic initiatives or new restaurant development strategies. In addition, because our Hispanic Brand restaurants are primarily company-owned, we believe we are better able to provide customers a more consistent experience relative to competing brands that utilize franchisee-operated restaurants.

Strong Restaurant Level Economics and Operating Metrics for our Hispanic Brands. We believe that we benefit from attractive restaurant level economics and operating profitability for our Hispanic Brands. We believe that the average annual sales at our company-owned Hispanic Brand restaurants of $1,988,000 for our Pollo Tropical restaurants and $1,664,000 for our Taco Cabana restaurants, respectively, are among the highest in the quick-casual and quick-service segments. As a percentage of total Pollo Tropical revenues, for the year ended December 31, 2008 our Pollo Tropical restaurants generated a Segment EBITDA margin of 13.3%, which included general and administrative expenses of 6.4%. As a percentage of total Taco Cabana revenues, for the year ended December 31, 2008 our Taco Cabana restaurants generated a Segment EBITDA margin of 11.6%, which included general and administrative expenses of 4.6%. We believe that the average annual sales at our company-owned Hispanic Brand restaurants and the operating margins of our Hispanic Brands generate unit economics and returns on invested capital which will enable us to sustain new unit growth.

Well Positioned to Capitalize on Long-Term Population Growth in Markets Served by Our Hispanic Brands. We expect sales from our Hispanic Brand restaurants in Florida and Texas to benefit from the projected long-term overall population growth in these markets, which is projected by the U.S. Census Bureau to grow at a faster rate than the national average. According to the U.S. Census Bureau, the U.S. population is forecasted to grow by 9.0% from 2005 to 2015 and the population in Florida and Texas is forecasted to grow by 19.8% and 16.5%, respectively, during that same period.

Well Positioned to Continue to Capitalize on the Growth of the Hispanic Population in the United States. We expect sales from our Hispanic Brand restaurants to benefit from the population growth of the U.S. Hispanic population which is projected by the U.S. Census Bureau to grow at a faster rate than the national average. The U.S. Census Bureau forecasts that the growth of the Hispanic population is expected to outpace overall population growth and increase from 14.0% of the total U.S. population in 2005 to 23.0% by 2030.

Largest Burger King Franchisee. We are Burger King’s largest franchisee and are well positioned to leverage the scale and marketing of one of the most recognized brands in the restaurant industry. The size of our Burger King business has contributed significantly to our large aggregate restaurant base, enabling us to enhance operating efficiencies and realize benefits across all three of our brands from economies of scale with respect to our management team and management information and operating systems. In addition, our Burger King business has and is expected to continue to significantly contribute to our consolidated operating cash flows. For the year ended December 31, 2008, revenues from our Burger King restaurants were $391.5 million, which represented 48.0% of our total consolidated revenues.

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

Business Strategy

Our primary business strategy is as follows:

•

Develop New Hispanic Brand Restaurants. We believe that we have significant opportunities to develop new Pollo Tropical and Taco Cabana restaurants within Florida and Texas and expand into other regions of the United States where the size of the Hispanic population and its influence on the non-Hispanic population provide significant opportunities for development of additional Hispanic Brand restaurants. By increasing the number of restaurants we operate in a particular market, we believe that we can continue to increase brand awareness and effectively leverage our field supervision, corporate infrastructure and marketing activities. Since March 2006 we have opened four Pollo Tropical restaurants in New Jersey and one Pollo Tropical restaurant in Connecticut. In addition, we currently are targeting additional locations for the Pollo Tropical brand in other areas of the Northeast. During the year ended December 31, 2008, we opened seven Pollo Tropical restaurants and ten Taco Cabana restaurants. As a result of the continuing economic downturn, we have significantly reduced the number of Hispanic Brand restaurants we will develop in the near term. Consequently during 2009, we currently plan to open between two to three new Pollo Tropical restaurants and between three to four new Taco Cabana restaurants.

Our staff of real estate and development professionals is responsible for new restaurant development. Prior to developing a new restaurant, we conduct an extensive site selection and evaluation process that includes in depth demographic, market and financial analyses. By selectively increasing the number of restaurants we operate in a particular market, we believe that we can continue to increase brand awareness and effectively leverage our field supervision, corporate infrastructure and marketing expenditures. Where possible, we intend to continue to utilize real estate leasing as a means of reducing the amount of cash invested in new restaurants. We believe that cash generated from operations, borrowings under our senior credit facility and leasing will enable us to continue to pursue our strategy of new restaurant development.

•

Increase Comparable Restaurant Sales. Our strategy is to grow sales in our existing restaurants by continuing to develop new menu offerings and enhance the effectiveness of our advertising and promotional programs for our Hispanic Brands, further capitalize on attractive industry and demographic trends and enhance the quality of the customer experience at our restaurants. We also believe that our Burger King restaurants are well positioned to benefit from BKC’s continued initiatives with respect to the Burger King brand.

•

Improve Income from Operations and Leverage Existing Infrastructure. We believe that our long-term development of new company-owned Hispanic Brand restaurants, combined with our strategy to increase sales at our existing Hispanic Brand restaurants, will increase revenues generated by our Hispanic Brands as a percentage of our consolidated revenues and position us to improve our overall income from operations. We also believe that our large restaurant base, skilled management team, sophisticated management information and operating systems, and training and development programs support our strategy of enhancing operating efficiencies for our existing restaurants and profitably growing our restaurant base. Our operating systems allow us to effectively manage restaurant labor and food costs, effectively manage our restaurant operations and promote consistent application of operating controls at each of our restaurants. In addition, our size and, in the case of Burger King, the size of the Burger King system, enable us to realize certain benefits from economies of scale, including leveraging our existing infrastructure as we grow.

•

Manage and Utilize Financial Leverage to Maintain an Efficient Capital Structure to Support Future Growth. We intend to continue utilizing financial leverage in an effort to enhance returns to our stockholders. However, in response to the continuing economic downturn we are also balancing our use of leverage by significantly reducing our spending on new restaurant development in the near term to allow us to utilize a portion of our free cash flow to reduce our outstanding indebtedness. We believe our operating cash flows will allow us to allocate sufficient capital towards new store development and repayment of our outstanding indebtedness as part of our strategy to support earnings growth, while providing the flexibility to alter our capital allocation depending on changes in market conditions and available expansion opportunities.

Overview of Restaurant Concepts

Pollo Tropical Restaurants

Our Pollo Tropical quick-casual restaurants combine freshly-prepared, distinctive menu items and an inviting tropical setting with the convenience and value of quick-service restaurants. Pollo Tropical restaurants offer a unique selection of food items reflecting tropical and Caribbean influences and feature fresh grilled chicken marinated in our own blend of tropical fruit juices and spices. Chicken is grilled in view of customers on large, open-flame grills. Pollo Tropical also features additional menu items such as roast pork, a line of “TropiChops®” (a bowl containing rice, black beans and chicken or pork), wraps and grilled ribs that feature a selection of sauces. We also offer Caribbean style fajitas and feature an array of “made from scratch” side dishes, including black beans and rice, yucatan fries and sweet plantains, as well as more traditional menu items such as french fries, corn and tossed and caesar salads. We also offer uniquely Hispanic desserts, such as flan and tres leches.

Our Pollo Tropical restaurants typically feature high ceilings, large windows, tropical plants, light colored woods, decorative tiles, a visually distinctive exterior entrance tower, lush landscaping and other signature architectural features, all designed to create an airy, inviting and tropical atmosphere. We design our restaurants to conveniently serve a high volume of customer traffic while retaining an inviting, casual atmosphere.

Our Pollo Tropical restaurants are generally open for lunch, dinner and late night orders seven days per week from 11:00 am to midnight and offer sit-down dining, counter take-out and drive-thru service. Our menu offers a variety of portion sizes to accommodate a single customer, family or large group. Pollo Tropical restaurants also offer catering, with special prices and portions to serve parties in excess of 25 people.

Our Pollo Tropical restaurants typically provide seating for 80 to 100 customers and provide drive-thru service. As of December 31, 2008, all of our company-owned Pollo Tropical restaurants were freestanding buildings except for ten locations contained within strip shopping centers and one street-level storefront location. Our typical freestanding Pollo Tropical restaurant ranges between 2,800 and 3,200 square feet.

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

Our typical freestanding Taco Cabana restaurants average approximately 3,200 square feet (exclusive of the exterior dining area) and provide seating for approximately 80 customers, with additional outside patio seating for approximately 50 customers. As of December 31, 2008, all of our company-owned Taco Cabana restaurants were freestanding buildings except for three locations contained within retail malls and two locations contained within strip shopping centers. Taco Cabana restaurants are distinctive in appearance, conveying a Mexican theme and permitting easy identification by passing motorists. Our Taco Cabana restaurants feature rounded fronts, as well as Southwest accents such as a clay tile roof, heavy wood beams and a trellis that shades the patio area, and the use of bright colors.

Taco Cabana’s interior restaurant design features open display cooking that enables customers to observe fajitas cooking on a grill, a machine making fresh flour tortillas and the preparation of other food items. Corrugated metal wall panels, aged wood finishes and distressed stainless steel counter tops are utilized in the customer areas of the restaurant. Upon entry, the customer places an order selected from an overhead menu board, proceeds down a service line to where the order is picked up, and then passes a salsa bar en route to the dining area. The distinctive salsa bar offers Taco Cabana customers our own freshly-prepared Tex-Mex ingredients such as salsa de fuego (made with charred peppers and tomatoes), pico de gallo and salsa (all “made from scratch” throughout the day at each restaurant), as well as cilantro, pickled jalapeno slices, crisp chopped onions and fresh sliced limes. Depending on the season, time of day and personal preference, our customers can choose to dine in the restaurant’s brightly colored and festive interior dining area or in either the semi-enclosed or outdoor patio areas.

Our Taco Cabana restaurants provide the convenience of drive-thru windows as well as the ability for customers to dine-in or take-out. A majority of our Taco Cabana restaurants are open 24 hours a day, although, hours of operation are continually evaluated on a market and individual restaurant basis.

Burger King Restaurants

Burger King is the second largest hamburger restaurant chain in the world (as measured by the number of restaurants and system-wide sales). According to BKC, as of December 31, 2008, there were a total of 11,757 Burger King restaurants in 74 countries and U.S. territories, including 7,516 or 64% located in the United States and Canada.

“Have It Your Way”® service, flame broiling, generous portions and competitive prices characterize the Burger King system marketing strategy. Our Burger King restaurants feature flame-broiled hamburgers and other sandwiches, the most popular of which is the WHOPPER® sandwich. The WHOPPER is a large, flame-broiled hamburger on a toasted bun garnished with mayonnaise, lettuce, onions, pickles and tomatoes. The basic menu of all Burger King restaurants consists of hamburgers, cheeseburgers, chicken and fish sandwiches, breakfast items, french fries, onion rings, salads, shakes, desserts, soft drinks and other beverages. In addition, promotional menu items are introduced periodically for limited periods. BKC continually seeks to develop new products as it endeavors to enhance the menu and service of Burger King restaurants.

Our Burger King restaurants are typically open seven days per week and, as extended in 2008, have minimum operating hours from 6:00 am to 2:00 am for most restaurants. Burger King restaurants are quick-service restaurants of distinctive design and are generally located in high-traffic areas throughout the United States. We believe that the primary competitive advantages of Burger King restaurants are:

•	significant brand recognition;

•	convenience of location;

•	speed of service;

•	quality; and

•	price.

Burger King restaurants are designed to appeal to a broad spectrum of consumers, with multiple day-part meal segments targeted to different groups of consumers.

Our Burger King restaurants consist of one of several building types with various seating capacities. BKC’s typical freestanding restaurant contains approximately 2,800 to 3,200 square feet with seating capacity for 90 to 100 customers, has drive-thru service windows, and has adjacent parking areas. As of December 31, 2008, 304 of our 315 Burger King restaurants were freestanding. We operate our Burger King restaurants under franchise agreements with BKC. See “—Operations—Burger King Franchise Agreements” and “—Franchise Fees, Royalties and Early Successor Program” below.

Restaurant Economics

Selected restaurant operating data for our three restaurant concepts is as follows:

	Year Ended December 31,
	2006(1)	2007(1)	2008(1)
Pollo Tropical:
Average annual sales per company-owned restaurant (in thousands)	$2,135	$2,104	$1,988
Average sales transaction	$9.05	$9.47	$9.81
Drive-through sales as a percentage of total sales	41.7%	41.2%	42.4%
Day-part sales percentages:
Lunch	46.7%	46.3%	46.6%
Dinner and late night	53.3%	53.7%	53.4%
Taco Cabana:
Average annual sales per company-owned restaurant (in thousands)	$1,643	$1,656	$1,664
Average sales transaction	$7.31	$7.36	$7.89
Drive-through sales as a percentage of total sales	47.6%	48.7%	49.9%
Day-part sales percentages:
Breakfast	16.8%	16.8%	17.1%
Lunch	23.4%	23.3%	23.3%
Dinner	25.1%	25.9%	25.8%
Late night (9 pm to midnight)	13.9%	13.4%	13.3%
Other (2 pm to 5 pm and midnight to 6 am)	20.8%	20.6%	20.5%
Burger King:
Average annual sales per restaurant (in thousands)	$1,114	$1,176	$1,226
Average sales transaction	$5.23	$5.31	$5.51
Drive-through sales as a percentage of total sales	62.8%	64.5%	64.0%
Day-part sales percentages:
Breakfast	14.2%	14.4%	13.9%
Lunch	33.0%	32.4%	32.1%
Dinner	27.1%	26.8%	27.0%
Afternoon and late night	25.7%	26.4%	27.0%

(1)	2006, 2007 and 2008 were each a 52-week fiscal year. Average annual sales for company owned or operated restaurants are derived by dividing restaurant sales for such year for the applicable segment by the average number of restaurants for the applicable segment for such year.

Restaurant Capital Costs

The initial cost of equipment, seating, signage and other interior costs of a typical new free-standing Pollo Tropical restaurant currently is approximately $600,000 (excluding the cost of the land, building and site improvements). Generally, in our core Florida market, the cost of land currently ranges from $900,000 to $1,100,000 and the cost of building and site improvements currently range from $900,000 to $1,200,000. In the Northeast, we believe our new Pollo Tropical restaurants will typically be leased and the cost of building and site improvements currently range from $1,000,000 to $1,200,000.

The initial cost of equipment, seating, signage and other interior costs of a typical new Taco Cabana restaurant currently is approximately $465,000 (excluding the cost of the land, building and site improvements). Generally, in our Texas markets, the cost of land currently ranges from $900,000 to $1,100,000 and the cost of building and site improvements currently ranges from $900,000 to $1,000,000.

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

With respect to development of freestanding restaurants, we generally seek to acquire the land to construct the building, and thereafter enter into an arrangement to sell and leaseback the land and building under a long-term lease. Historically, we have been able to acquire and finance a majority of our locations under such leasing arrangements. Where we are unable to purchase the underlying land, we enter into a long-term lease for the land and fund the construction of the building from cash generated from our operations or with borrowings under our senior credit facility rather than through long-term leasing arrangements. We believe that in certain real estate markets, particularly Florida and the Northeast, an increasing number of our new restaurants likely may be situated on leased land.

The cost of developing and equipping new restaurants can vary significantly and depends on a number of factors, including the local economic conditions and the characteristics of a particular site. Accordingly, the cost of opening new restaurants in the future, including Pollo Tropical restaurants in Northeast markets, may differ substantially from, and may be significantly higher than, both the historical cost of restaurants previously opened and the estimated costs above.

Seasonality

Our business is moderately seasonal due to regional weather conditions. Sales from our Pollo Tropical restaurants (primarily located in south and central Florida) are generally higher during the winter months than during the summer months. Sales from our Taco Cabana restaurants (located in Texas, Oklahoma and New Mexico) and our Burger King restaurants (primarily located in the northern United States) are generally higher during the summer months than during the winter months. Accordingly, we believe this seasonal impact is not material to our business as a whole because of the offsetting seasonality of our multiple concepts.

Restaurant Locations

As of December 31, 2008, we owned and operated 91 Pollo Tropical restaurants, 86 of which were located in Florida and five of which were located in the Northeast. In addition, of 25 franchised Pollo Tropical restaurants as of December 31, 2008, 21 were in Puerto Rico, two were in Ecuador and two were on college campuses in Florida.

As of December 31, 2008, we owned and operated 154 Taco Cabana restaurants and franchised four Taco Cabana restaurants located in the following states:

	Owned	Franchised	Total
Texas	149	1	150
Oklahoma	4	—	4
New Mexico	1	2	3
Georgia	—	1	1

Total	154	4	158

The following table details the locations of our 315 Burger King restaurants as of December 31, 2008:

State	Total Restaurants
Indiana	5
Kentucky	9
Maine	4
Massachusetts	1
Michigan	24
New Jersey	2
New York	124
North Carolina	35
Ohio	79
Pennsylvania	12
South Carolina	19
Vermont	1

Total	315

Operations

Management Structure

We conduct substantially all of our executive management, finance, marketing and operations support functions from our corporate headquarters in Syracuse, New York, our Pollo Tropical division headquarters in Miami, Florida or our Taco Cabana division headquarters in San Antonio, Texas. The management structure for Pollo Tropical consists of an Executive Vice President, who has over 30 years of experience in the restaurant industry, and two Regional Directors supported by twelve district supervisors. The management structure of Taco Cabana consists of an Executive Vice President of Operations, who has over 30 years of restaurant experience, and two Regional Vice Presidents, a Regional Director and 21 district supervisors. Our Burger King operations are overseen by five Regional Directors, four of whom are Vice Presidents, that have an average of over 25 years of Burger King restaurant experience. Forty-four district supervisors that have an average of over 20 years of restaurant management experience in the Burger King system support the Regional Directors.

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

Our restaurants generally employ touch-screen point-of-sale (POS) systems that are designed to facilitate accuracy and speed of order taking. These systems are user-friendly, require limited cashier training and improve speed-of-service through the use of conversational order-taking techniques. The POS systems are integrated with PC-based applications at the restaurant that are designed to facilitate financial and management control of our restaurant operations. In 2008, we enhanced and upgraded our restaurant technology with the installation of new POS systems at our Taco Cabana restaurants and we are installing similar systems in our Pollo Tropical restaurants in 2009.

Our restaurant systems provide daily tracking and reporting of traffic counts, menu item sales, labor and food data, and other key operating information for each restaurant. We communicate electronically with our restaurants on a daily basis, which enables us to collect this information for use in our corporate management systems. Our corporate and divisional administrative headquarters house client/server-based systems that support all of our accounting, operating and reporting systems. We also operate a 24-hour, seven-day help desk at our corporate headquarters that enables us to provide systems and operational support to our restaurant operations as required. Among other things, our restaurant information systems provide us with the ability to:

•	monitor labor utilization and sales trends on a real-time basis at each restaurant, enabling the restaurant manager to effectively manage to our established labor standards on a timely basis;

•	reduce inventory shrinkage using restaurant-level inventory management and centralized standard costing systems;

•	analyze sales and product mix data to help restaurant managers forecast production levels;

•	monitor day-part drive-thru speed of service at each of our restaurants;

•	systematically communicate human resource and payroll data to our administrative offices for efficient centralized management of labor costing and payroll processing;

•	employ centralized control over price, menu and inventory management activities at the restaurant utilizing the remote access capabilities of our systems;

•	take advantage of electronic commerce including our ability to place orders with suppliers and to integrate detailed invoice, receiving and product data with our inventory and accounting systems; and

•	provide analyses, reporting and tools to enable all levels of management to review a wide-range of financial and operational data.

Information from our systems is available daily to the restaurant manager, who is expected to react quickly to trends or situations in their restaurant. Our district supervisors also receive daily information from all restaurants under their control and have computer access to key operating data on a remote basis using our corporate intranet. Management personnel at all levels, from the restaurant manager through senior management, utilize key restaurant performance indicators.

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

Burger King Franchise Agreements

Each of our Burger King restaurants operates under a separate franchise agreement with BKC. Our franchise agreements with BKC generally require, among other things, that all restaurants comply with specified design criteria and operate in a prescribed manner, including utilization of the standard Burger King menu. In addition, our Burger King franchise agreements generally require that our restaurants conform to BKC’s current image and provide for remodeling of our restaurants at the request of BKC during the tenth year of the agreements to conform to such current image, which may require the expenditure of considerable funds. These franchise agreements with BKC generally provide for an initial term of 20 years and currently have an initial franchise fee of $50,000. In the event that we terminate any franchise agreement and close the related BKC restaurant prior to the expiration of its term, we may be required to pay BKC an amount based on the net present value of the royalty stream that would have been realized by BKC had such franchise agreement not been terminated. Any franchise agreement, including renewals, can be extended at our discretion for an additional 20-year term, with BKC’s approval, provided that, among other things, the restaurant meets the current Burger King operating and image standards and the franchisee is not in default under the terms of the franchise agreement. The franchise agreement fee for subsequent renewals is currently $50,000. BKC may terminate any of the franchise agreements if an act of default is committed by us under these agreements and such default is not cured. Defaults under the franchise agreements include, among other things, our failure to operate such Burger King restaurant in accordance with the operating standards and specifications established by BKC (including failure to use equipment, uniforms or decor approved by BKC), our failure to sell products approved or designated by BKC, our failure to pay royalties or advertising and sales promotion contributions as required, our unauthorized sale, transfer or assignment of such franchise agreement or the related restaurant, certain events of bankruptcy or insolvency with respect to us, conduct by us or our employees that has a harmful effect on the Burger King restaurant system, conviction of us or our executive officers for certain indictable offenses, our failure to maintain a responsible credit rating or the acquisition by us of an interest in any other hamburger restaurant business. We are not in default under any of the franchise agreements with BKC.

In order to obtain a successor franchise agreement with BKC, a franchisee is typically required to make capital improvements to the restaurant to bring it up to Burger King’s current image standards. The cost of these improvements may vary widely depending upon the magnitude of the required changes and the degree to which we have made interim improvements to the restaurant. We have 22 franchise agreements due to expire in 2009, 15 franchise agreements due to expire in 2010 and 21 franchise agreements due to expire in 2011. In recent years, the historical costs of improving our Burger King restaurants in connection with franchise renewals generally have ranged from $200,000 to $500,000 per restaurant. The cost of capital improvements made in connection with future franchise agreement renewals may differ substantially from past franchise renewals depending on the current image requirements established from time to time by Burger King.

We believe that we will be able to satisfy BKC’s normal franchise agreement renewal criteria. Accordingly, we believe that renewal franchise agreements will be granted on a timely basis by BKC at the expiration of our existing franchise agreements. Historically, BKC has granted all of our requests for successor franchise agreements. However, there can be no assurances that BKC will grant these requests in the future.

We evaluate the performance of our Burger King restaurants on an ongoing basis. Such evaluation depends on many factors, including our assessment of the anticipated future operating results of the subject restaurants and the cost of required capital improvements that we would need to commit for such restaurants. If we determine that a Burger King restaurant is under-performing, we may elect to close such restaurant. We may also relocate (offset) a restaurant within its trade area and build a new Burger King restaurant as part of the franchise renewal process. In 2008 we closed a total of eleven Burger King restaurants, which included two locations that were offset in 2008 and one location that will be offset in 2009. In 2009, we currently anticipate that we will likely elect to close four Burger King restaurants, in addition to the two locations that will be offset. However, based on the current operating results of such restaurants, we believe that the impact on our results of operations as a result of such restaurant closures will not be material, although there can be no assurance in this regard. Our determination of whether to close five to six restaurants in 2009 is subject to further evaluation and may change. We may also elect to close additional Burger King restaurants in the future.

In addition to the initial franchise fee, we generally pay BKC a monthly royalty. For an explanation of the franchise fees and royalties see “—Franchise Fees, Royalties and Early Successor Program” below. We also contribute 4% of restaurant sales from our Burger King restaurants to fund BKC’s national and regional advertising. BKC engages in substantial national and regional advertising and promotional activities and other efforts to maintain and enhance the Burger King brand. From time to time we supplement BKC’s marketing with our own local advertising and promotional campaigns. See “—Advertising and Promotion” below.

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

For commitments made prior to July 1, 2000 to renew franchise agreements under BKC’s Fiscal 2000 Early Successor Incentive Program, the renewal franchise fee remained at $40,000. The royalty rate under this program remained at 3 1/2% of sales through March 31, 2002, at which time it was reduced to 2  3/4% of sales for the following five-year period. The royalty rate reverted back to 3 1/2% of sales effective April 1, 2007 for the remainder of any of the initial franchise term, and will increase to 4 1/2% of sales for the balance of the new agreement.

For commitments made between July 1, 2000 and June 30, 2001 to renew franchise agreements under BKC’s Fiscal 2001 Early Successor Incentive Program, the renewal franchise fee increased to $50,000. The royalty rate remained at 3 1/2% of sales through September 30, 2002, at which time it was reduced to 3% of sales for a three-year period. The royalty rate reverted back to 3 1/2% of sales effective October 1, 2005 for the remainder of any of the initial franchise term, and will increase to 4 1/2% of sales for the balance of the new franchise agreement.

After evaluating the applicable royalty reductions and the acceleration of the required capital improvements, in 2000 we elected to renew 48 franchise agreements under BKC’s Early Successor Incentive Program. Burger King royalties, as a percentage of our Burger King restaurant sales, were 3.8% in 2008, 3.7% in 2007 and 3.5% in 2006. We anticipate our Burger King royalties, as a percentage of our Burger King restaurant sales, to increase to 3.9% in 2009 as a result of the terms outlined above.

Hispanic Brands Franchise Operations

As of December 31, 2008, we had three franchisees operating a total of 25 Pollo Tropical restaurants, 21 of which were located in Puerto Rico, two in Ecuador and two located on college campuses in Florida. As of December 31, 2008, we had three franchisees operating a total of four Taco Cabana restaurants. In addition, in 2008 and 2009 we have entered into development agreements for the development of up to five franchised Pollo Tropical restaurants in each of the Bahamas, and Honduras and up to four franchised Pollo Tropical restaurants in Trinidad and Tobago. As of December 31, 2008 no franchised restaurants were as yet open under these agreements. We believe that there are further opportunities to expand Pollo Tropical restaurants outside of the United States and we may seek to franchise or license the brand in additional foreign markets. Any such expansion would ideally take the form of a franchising or licensing arrangement with one or more experienced restaurant companies. We believe that there are a number of foreign markets with the appropriate population, demographic and income characteristics to support this expansion, as well as consumers with a strong proclivity to eat foods similar to those offered by Pollo Tropical.

All of our current franchisees are required to operate their restaurants in compliance with certain methods, standards and specifications developed by us, including those related to menu items, recipes, food preparation, materials, supplies, services, fixtures, furnishings, decor and signs. The franchisees have discretion to determine the prices to be charged to customers. In addition, all franchisees are required to purchase substantially all food, ingredients, supplies and materials from suppliers approved by us.

Advertising and Promotion

We believe Pollo Tropical and Taco Cabana are among the most highly recognized quick-casual restaurant brands in their respective markets of Florida and Texas. Pollo Tropical and Taco Cabana utilize an integrated, multi-level marketing approach that includes periodic chain-wide promotions, direct mail, in-store promotions, local store marketing and other strategies, including the use of radio and television advertising in their major markets. Combination value meals are also utilized as well as limited time offer menu item promotions. Pollo Tropical and Taco Cabana advertise in both English and Spanish language media. As a percentage of Pollo Tropical restaurant sales, Pollo Tropical’s advertising expenditures were 2.6% in 2008, 2.4% in 2007 and 1.6% in 2006. As a percentage of Taco Cabana restaurant sales, Taco Cabana’s advertising expenditures were 3.7% in 2008, and 4.1% in 2007 and 2006.

The efficiency and quality of advertising and promotional programs can significantly affect quick-casual/quick-service restaurant businesses. We believe that one of the major advantages of being a Burger King franchisee is the value of the extensive national and regional advertising and promotional programs conducted by BKC. In addition to the benefits derived from BKC’s advertising spending, we sometimes supplement BKC’s advertising and promotional activities with our own local advertising and promotions, including the purchase of additional television, radio and print advertising. The concentration of our Burger King restaurants in many of our markets permits us to leverage advertising in those markets. We also utilize promotional programs, such as combination value meals and discounted prices, targeted to our customers, in order to create a flexible and directed marketing program.

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

Product Development

Pollo Tropical and Taco Cabana each have separate and complete product research and development functions, which we believe are comparable to other large multi-unit restaurant companies. These capabilities enable us to continually refine our menu offerings and develop new products for introduction in our Hispanic Brand restaurants. These functions include:

•	fully equipped test kitchens;

•	professional culinary and quality assurance team members;

•	consumer research and product testing protocols;

•	uniform and detailed product specification formats; and

•	product development committees that integrate marketing, operations, financial analysis and procurement.

Pollo Tropical’s test kitchen is located in our Miami division headquarters. The facility includes cooking equipment that mirrors the capability of a Pollo Tropical restaurant and a tasting area. Permanent staff positions include a Vice President of R&D, a Manager of R&D and a Corporate Chef.

Taco Cabana’s test kitchen is located near our San Antonio division headquarters in leased commercial space. The facility includes a large test kitchen, with equipment that mirrors the capability of a Taco Cabana restaurant, office space for all R&D staff, and a large tasting and meeting room. Permanent staff positions include a Director of R&D, a Corporate Chef and two staff assistants.

Suppliers and Distributors

For our Pollo Tropical and Taco Cabana restaurants, we have negotiated directly with local and national suppliers for the purchase of food and beverage products and supplies to ensure consistent quality and freshness and to obtain competitive prices. Food and supplies for both brands are ordered from approved suppliers and are shipped via distributors to the restaurants. Both brands are responsible for monitoring quality control and supervision of these suppliers and conduct inspections to observe the preparation and quality of products purchased.

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

We are a member of a national purchasing cooperative, Restaurant Services, Inc., created for the Burger King system. Restaurant Services is a non-profit independent cooperative that acts as the purchasing agent for approved distributors to the Burger King system and serves to negotiate the lowest cost for the system. We use our purchasing power to negotiate directly with certain other vendors, to obtain favorable pricing and terms for supplying our Burger King restaurants. For our Burger King restaurants, we are required to purchase all of our foodstuffs, paper goods and packaging materials from BKC-approved suppliers. We currently utilize three distributors, Maines Paper & Food Service, Inc., Reinhart Food Service L.L.C. and MBM Food Service Inc., to supply our Burger King restaurants with the majority of their foodstuffs in various geographical areas and, as of December 31, 2008, such distributors supplied 64%, 31% and 5%, respectively, of our Burger King restaurants. We may purchase non-food items such as kitchen utensils, equipment maintenance tools and other supplies from any suitable source so long as such items meet BKC product uniformity standards. All BKC-approved distributors are required to purchase foodstuffs and supplies from BKC-approved manufacturers and purveyors. BKC is responsible for monitoring quality control and supervision of these manufacturers and conducts regular visits to observe the preparation of foodstuffs, and to run various tests to ensure that only quality foodstuffs are sold to BKC-approved suppliers. In addition, BKC coordinates and supervises audits of approved suppliers and distributors to determine continuing product specification compliance and to ensure that manufacturing plant and distribution center standards are met. Although we believe that we have alternative sources of supply available to our Burger King restaurants, in the event any distributors or suppliers for our Burger King restaurants are unable to service us, this could lead to a disruption of service or supply at our Burger King restaurants until a new distributor or supplier is engaged, which could have an adverse effect on our business.

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

Taco Cabana is subject to alcoholic beverage control regulations that require state, county or municipal licenses or permits to sell alcoholic beverages at each location where they respectively sell alcoholic beverages. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. Licensing entities, authorized with law enforcement authority, may issue violations and conduct audits and investigations of the restaurant’s records and procedures. Alcoholic beverage control regulations relate to numerous aspects of daily operations of our Taco Cabana restaurants, including minimum age for consumption, certification requirements for employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages. These regulations also prescribe certain required banking and accounting practices related to alcohol sales and purchasing.

Our Taco Cabana restaurants are subject to state “dram-shop” laws in the states in which they operate. Dram-shop laws provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated or minor patron. We have specific insurance that covers claims arising under dram-shop laws. However, we cannot assure you that this insurance will be adequate to cover any claims that may be instituted against us.

With respect to the franchising of Pollo Tropical and Taco Cabana restaurants, we are subject to franchise and related regulations in the U.S. and certain foreign jurisdictions where we offer and sell franchises. These regulations include obligations to provide disclosure about our two concepts, the franchise agreements and the franchise system as well as other organizational and financial information relating to our two concepts. The regulations also include obligations to register certain franchise documents in the U.S. and foreign jurisdictions, and obligations to disclose the substantive relationship between the parties to the agreements.

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

With respect to our Burger King restaurants, our largest competitors are McDonald’s and Wendy’s restaurants. According to Technomic, McDonald’s restaurants had aggregate U.S. system-wide sales of $28.8 billion for the year ended December 31, 2007 and operated 13,943 restaurants in the United States at that date, and Wendy’s restaurants had aggregate system-wide sales of $7.8 billion for the year ended December 31, 2007 and operated 5,936 restaurants in the United States at that date.

Employees

As of December 31, 2008, we employed approximately 16,800 persons, of which approximately 400 were administrative personnel and approximately 16,400 were restaurant operations personnel. None of our employees is covered by collective bargaining agreements. We believe that our relations with our employees are good.

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

The quick-casual and quick-service restaurant segments are highly competitive and can be materially adversely affected by many factors, including:

•	changes in local, regional or national economic conditions;

•	changes in demographic trends;

•	changes in consumer tastes;

•	changes in traffic patterns;

•	increases in fuel prices;

•	consumer concerns about health and nutrition;

•	increases in the number of, and particular locations of, competing restaurants;

•	inflation;

•	increases in utility costs;

•	increases in the cost of food, such as beef and chicken, and packaging;

•	consumer dietary considerations;

•	increased labor costs, including healthcare and minimum wage requirements;

•	regional weather conditions; and

•	the availability of experienced management and hourly-paid employees.

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

We cannot assure you that our growth and development plans can be achieved. As a result of the continuing economic downturn, we are significantly reducing our development of new restaurants in the near term. Our long-term development plans will require additional management, operational and financial resources. For example, we will be required to recruit and train managers and other personnel for each new restaurant. We cannot assure you that we will be able to manage our expanding operations effectively and our failure to do so could adversely affect our results of operations. In addition, our ability to open new restaurants and to grow, as well as our ability to meet other anticipated capital needs, will depend on our continued access to external financing, including borrowings under our senior credit facility. We cannot assure you that we will have access to the capital we need on acceptable terms or at all, which could materially adversely affect our business. In addition, our need to manage our financial leverage ratios in connection with the senior credit facility may cause us to reduce our ability to develop new restaurants.

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

We have a substantial amount of indebtedness. As of December 31, 2008, we had $316.2 million of outstanding indebtedness, including $117.0 million of term loan indebtedness under the senior credit facility, $18.0 million under the revolving credit facility, $165.0 million of 9% Senior Subordinated Notes due 2013 (the “Notes”), $14.9 million of lease financing obligations and $1.3 million of capital leases. On March 9, 2007, we terminated our prior senior credit facility and entered into a loan agreement providing for a new senior credit facility with a syndicate of lenders. Our senior credit facility initially totaled approximately $185.0 million, consisting of $120.0 million principal amount of term loan A borrowings maturing on March 8, 2013 (or earlier on September 30, 2012 if the Notes are not refinanced by June 30, 2012) and a $65.0 million revolving facility (including a sub limit of up to $25.0 million for letters of credit and up to $5.0 million for swingline loans), maturing on March 8, 2012. As a result, we are a highly leveraged company. This level of indebtedness could have important consequences, including the following:

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

•	it may limit our flexibility in planning for, or reacting to, changes in our business and future business opportunities including the development of new restaurants;

•	we are more highly leveraged than some of our competitors, which may place us at a competitive disadvantage;

•	it may make us more vulnerable to a downturn in our business, industry or the economy in general; and

•	there would be a material adverse effect on our business and financial condition if we were unable to service our indebtedness or obtain additional financing as needed.

Despite our substantial indebtedness, we may still incur significantly more debt, which could further exacerbate the risks described above.

Although covenants under our new senior credit facility and the Indenture governing the Notes limit our ability and the ability of our present and future restricted subsidiaries to incur additional indebtedness, the terms of our new senior credit facility and the Indenture governing the Notes permit us to incur significant additional indebtedness, including unused availability under our new revolving credit facility. As of December 31, 2008, we had $32.7 million available for additional revolving credit borrowings under our senior credit facility (after reserving for $14.3 million of letters of credit outstanding), subject to compliance with customary borrowing conditions. In addition, neither the senior credit facility nor the Indenture governing the Notes prevent us from incurring obligations that do not constitute indebtedness as defined in those documents. To the extent that we incur additional indebtedness or other obligations, the risks associated with our substantial leverage described above, including our possible inability to service our debt, would increase.

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

Our business may not generate sufficient cash flow from operations and future borrowings under the senior credit facility or from other sources may not be available to us in an amount sufficient to enable us to repay our indebtedness or to fund our other liquidity needs, including capital expenditure requirements. If we complete an acquisition, our debt service requirements could increase. A substantial portion of our indebtedness, including all of our indebtedness under the senior credit facility, bears interest at floating rates, and therefore if interest rates increase, our debt service requirements will increase. We may need to refinance or restructure all or a portion of our indebtedness on or before maturity. We may not be able to refinance or restructure any of our indebtedness, including the senior credit facility and the Notes, on commercially reasonable terms, or at all. If we cannot service or refinance or restructure our indebtedness, we may have to take actions such as selling assets, seeking additional equity or reducing or delaying capital expenditures, strategic acquisitions, investments and alliances, any of which could have a material adverse effect on our operations. Additionally, we may not be able to effect such actions, if necessary, on commercially reasonable terms, or at all.

In addition, upon the incurrence of specific kinds of change of control events, we must offer to purchase the Notes at 101% of the principal amount thereof plus accrued and unpaid interest to the purchase date. We may not have sufficient funds available to make any required repurchases of the Notes, and restrictions under our new senior credit facility may not allow that repurchase. If we fail to repurchase the Notes in that circumstance, we will be in default under the Indenture governing the Notes and, under cross-default clauses; we will also be in default under the senior credit facility. In addition, certain change of control events will constitute an event of default under the senior credit facility. A default under the senior credit facility could result in an event of default under the Indenture if the administrative agent or the lenders accelerate the debt under the senior credit facility. In the event of a default under our new senior credit facility or the Indenture, the holders of the applicable indebtedness generally would be able to declare all of that indebtedness to be due and payable as described in the following risk factor. Upon the occurrence of a change of control we could seek to refinance the indebtedness under the senior credit facility and the Notes or obtain a waiver from the lenders or the noteholders. We cannot assure you, however, that we would be able to obtain a waiver or refinance our indebtedness on commercially reasonable terms, if at all, in which case we might be required to sell assets to satisfy our repayment obligations. Any future debt that we incur may also contain provisions requiring the repayments of that debt upon the occurrence of similar change of control events or restrictions on repayment of the Notes or borrowings under our new senior credit facility upon a change of control.

Restrictive covenants in our senior credit facility and the Indenture governing the Notes may restrict our ability to operate our business and to pursue our business strategies; and defaults under our debt instruments may allow the lenders to declare borrowings due and payable.

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

In addition, our senior credit facility requires us to comply with various operational and other covenants and restricts our ability to prepay our subordinated indebtedness. Also, our senior credit facility requires us to maintain compliance with specified financial ratios, including fixed charge coverage, senior leverage and total leverage ratios (as such terms are defined in the our senior credit facility). At December 31, 2008, we were in compliance with such covenants under our senior credit facility. However, our ability to comply with these ratios may be affected by events beyond our control. Any other debt instruments we enter into in the future may also have provisions similar to those described above.

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

Our franchise agreements typically have a 20-year term after which BKC’s consent is required to receive a successor franchise agreement. Our franchise agreements with BKC that are set to expire over the next three years are as follows:

•	22 of our franchise agreements with BKC are due to expire in 2009;

•	15 of our franchise agreements with BKC are due to expire in 2010; and

•	21 of our franchise agreements with BKC are due to expire in 2011.

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

As of December 31, 2008, a total of 29 Pollo Tropical and Taco Cabana restaurants were owned and operated by our franchisees. We do not exercise control of the day-to-day operations of our franchisees. While we attempt to ensure that franchisee-owned restaurants maintain the same high operating standards as our company-owned restaurants, one or more of these franchisees may fail to meet these standards. Any shortcomings at our franchisee-owned restaurants are likely to be attributed to our company as a whole and could adversely affect our reputation and damage our brands, as well as have a direct negative impact on franchise revenues we receive from these franchisees.

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

For our Pollo Tropical and Taco Cabana restaurants, we have negotiated directly with local and national suppliers for the purchase of food and beverage products and supplies. Pollo Tropical and Taco Cabana restaurants’ food and supplies are ordered from approved suppliers and are shipped via distributors to the restaurants. For our Pollo Tropical restaurants, Performance Food Group, Inc serves as our primary distributor of food and paper products under an agreement that expires on May 15, 2012. Also for our Pollo Tropical restaurants Kelly Food Service serves as our primary distributor for chicken and various other protein products under an agreement that expires on December 31, 2009. We also currently rely on two suppliers under agreements that expire on December 31, 2009 as our suppliers of chicken and other protein products for our Pollo Tropical restaurants. If both suppliers were unable to service us, this could lead to a material disruption of service or supply until a new supplier is engaged, which could have a material adverse effect on our business.

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

For our Burger King restaurants, we are a member of a national purchasing cooperative, Restaurant Services, Inc., which serves as the purchasing agent for approved distributors to the Burger King system. We are required to purchase all of our foodstuffs, paper goods and packaging materials from BKC-approved suppliers for our Burger King restaurants. We currently utilize three distributors, Maines Paper & Food Service, Inc., Reinhart Food Service L.L.C. and MBM Food Service Inc., to supply our Burger King restaurants with the majority of their foodstuffs in various geographical areas and, as of December 31, 2008, such distributors supplied 64%, 31% and 5%, respectively of our Burger King restaurants. Although we believe that we have alternative sources of supply available to our Burger King restaurants, in the event any distributors or suppliers for our Burger King restaurants are unable to service us, this could lead to a disruption of service or supply at our Burger King restaurants until a new distributor or supplier is engaged, which could have an adverse effect on our business.

If labor costs increase, we may not be able to make a corresponding increase in our prices and our operating results may be adversely affected.

Wage rates for a substantial number of our employees are above the federal and or state minimum wage rates. As federal and/or state minimum wage rates increase, we may need to increase not only the wage rates of our minimum wage employees but also the wages paid to the employees at wage rates which are above the minimum wage, which will increase our costs. To the extent that we are not able to raise our prices to compensate for increases in wage rates, this could have a material adverse effect on our operating results.

The efficiency and quality of our competitors’ advertising and promotional programs and the extent and cost of our advertising could have a material adverse effect on our results of operations and financial condition.

If our competitors increase spending on advertising and promotion, or the cost of television or radio advertising increases, or our advertising and promotions are less effective than our competitors’, there could be a material adverse effect on our results of operations and financial condition. The success of our Burger King restaurants also depends in part upon the effectiveness of the advertising campaigns and promotions by BKC.

Newly acquired or developed restaurants may reduce sales at our neighboring restaurants.

We intend to continue to open restaurants in our existing markets, served by our Pollo Tropical and Taco Cabana restaurants. To the extent that we open a new restaurant in the vicinity of one or more of our existing restaurants, it is possible that some of the customers who previously patronized those existing restaurants may choose to patronize the new restaurant instead, reducing sales at those existing restaurants. Accordingly, to the extent we open new restaurants in our existing markets, sales at some of our existing restaurants in those markets may decline.

Our business is regional and we therefore face risks related to reliance on certain markets.

As of December 31, 2008, excluding our franchised locations, all but five of our Pollo Tropical restaurants were located in Florida and approximately 97% of our Taco Cabana restaurants were located in Texas. Also, as of December 31, 2008, 64% of our Burger King restaurants were located in New York and Ohio. Therefore, the economic conditions, state and local government regulations, weather conditions or other conditions affecting Florida, Texas, New York and Ohio and the tourism industry affecting Florida may have a material impact on the success of our restaurants in those locations. For example, the current economic downturn has particularly affected certain parts of Florida where we have many of our Pollo Tropical restaurants which has and may continue to negatively affect the revenues and operating results at our Pollo Tropical restaurants.

Many of our restaurants are located in regions that may be susceptible to severe weather conditions. As a result, adverse weather conditions in any of these areas could damage these restaurants, result in fewer guest visits to these restaurants and otherwise have a material adverse impact on our business. For example, our Florida and Texas restaurants are susceptible to hurricanes and other severe tropical weather events and many of our Burger King restaurants are located in areas that can experience severe winter weather.

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

Our success depends to a large extent upon the continued services of our senior management, including Alan Vituli, Chairman of the Board and Chief Executive Officer, and Daniel T. Accordino, President and Chief Operating Officer, who have substantial experience in the restaurant industry. Mr. Vituli’s and Mr. Accordino’s employment contracts will expire on December 31, 2009. We believe that it could be difficult to replace Messrs. Vituli and Accordino with individuals having comparable experience. Consequently, the loss of the services of Mr. Vituli or Mr. Accordino could have a material adverse effect on our business, financial condition or results of operations.

Government regulation could adversely affect our financial condition and results of operations.

We are subject to extensive laws and regulations relating to the development and operation of restaurants, including regulations relating to the following:

•	zoning;

•	requirements relating to labeling of caloric and other nutritional information on menu boards, advertising and food packaging;

•	the preparation and sale of food;

•	liquor licenses which allow us to serve alcoholic beverages at our Taco Cabana restaurants;

•	employer/employee relationships, including minimum wage requirements, overtime, working and safety conditions, and citizenship requirements;

•	federal and state laws that prohibit discrimination and laws regulating design and operation of facilities, such as the Americans With Disabilities Act of 1990; and

•	federal and state regulations governing the operations of franchises, including rules promulgated by the Federal Trade Commission.

In the event that legislation having a negative impact on our business is adopted, it could have a material adverse impact on us. For example, substantial increases in the minimum wage could adversely affect our financial condition and results of operations. Local zoning or building codes or regulations and liquor license approvals can cause substantial delays in our ability to build and open new restaurants. Local authorities may revoke, suspend or deny renewal of our liquor licenses if they determine that our conduct violates applicable regulations. Any failure to obtain and maintain required licenses, permits and approvals could adversely affect our operating results.

If one of our employees sells alcoholic beverages to an intoxicated or minor patron, we may be liable to third parties for the acts of the patron.

We serve alcoholic beverages at our Taco Cabana restaurants are subject to the “dram-shop” statutes of the jurisdictions in which we serve alcoholic beverages. “Dram-shop” statutes generally provide that serving alcohol to an intoxicated or minor patron is a violation of the law.

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

We may in the future seek to acquire other restaurant chains. Although we believe that opportunities for future acquisitions may be available from time to time, increased competition for acquisition candidates exists and may continue in the future. Consequently, there may be fewer acquisition opportunities available to us as well as higher acquisition prices. There can be no assurance that we will be able to identify, acquire, manage or successfully integrate acquired restaurant companies without substantial costs, delays or operational or financial problems. In the event we are able to acquire other restaurant companies, the integration and operation of the acquired restaurants may place significant demands on our management, which could adversely affect our ability to manage our existing restaurants. We also face the risk that our existing systems, procedures and financial controls will be inadequate to support any restaurant chains we may acquire and that we may be unable to successfully integrate the operations and financial systems of any chains we may acquire with our own systems. While we may evaluate and discuss potential acquisitions from time to time, we currently have no understandings, commitments or agreements with respect to any acquisitions. We may be required to obtain additional financing to fund future acquisitions. There can be no assurance that we will be able to obtain additional financing on acceptable terms or at all. Both the senior credit facility and the Indenture governing the Notes contain restrictive covenants that may prevent us from incurring additional debt or acquiring additional restaurant chains.

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

Our executive officers, directors and investments by Madison Dearborn Capital Partners, LP and Madison Dearborn Capital Partners II, LP (collectively referred to as “Madison Dearborn”) and BIB Holdings (Bermuda) Ltd. (“BIB”) together own approximately 46.8% of our common stock outstanding. In particular, BIB and funds managed by affiliates of Madison Dearborn, who are our largest stockholders, will in the aggregate each own approximately 17.3% of our outstanding common stock outstanding, based on shares outstanding as of March 2, 2009. In addition, our executive officers and directors (excluding directors designated by Madison Dearborn and BIB) together own approximately 12.2% of our common stock outstanding, based on shares outstanding as of March 2, 2009. As a result, our executive officers and these directors, if they act as a group, and BIB and the funds managed by affiliates of Madison Dearborn will be able to significantly influence matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions such as mergers and acquisitions. The directors will have the authority to make decisions affecting our capital structure, including the issuance of additional debt and the declaration of dividends. BIB and the funds managed by Madison Dearborn may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. Corporate action might be taken even if other stockholders, including those who purchase shares in this offering, oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately depress the market price of our common stock.

We do not expect to pay any cash dividends for the foreseeable future, and the Indenture governing the Notes and the senior credit facility limit Carrols’ ability to pay dividends to us and consequently our ability to pay dividends to our stockholders.

We do not anticipate that we will pay any cash dividends to holders of our common stock in the foreseeable future. The absence of a dividend on our common stock may increase the volatility of the market price of our common stock or make it more likely that the market price of our common stock will decrease in the event of adverse economic conditions or adverse developments affecting our company. We are a holding company and conduct all of our operations through our direct and indirect subsidiaries. As a result, for us to pay dividends, we would need to rely on dividends or distributions to us from Carrols and indirectly from subsidiaries of Carrols. The Indenture governing the Notes and the senior credit facility limit, and the debt instruments that we and our subsidiaries may enter into in the future may limit the ability of Carrols and its subsidiaries to pay dividends to us and our ability to pay dividends to our stockholders.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

As of December 31, 2008, we owned or leased the following restaurant properties:

	Owned Land; Owned Building	Leased Land; Owned Building	Leased Land; Leased Building(1)	Total(2)
Restaurants:
Pollo Tropical	4	29	58	91
Taco Cabana	9	34	111	154
Burger King	11	28	276	315

Total operating restaurants (1)(2)	24	91	445	560

(1)	Includes 17 restaurants located in mall shopping centers, four in-line or storefront locations and six co-branded locations.
(2)	Excludes restaurants operated by our franchisees. In addition, as of December 31, 2008, we had four restaurants under construction, fourteen properties leased to third parties and six properties available for sale or lease.

As of December 31, 2008, we leased 96% of our Pollo Tropical restaurants, 94% of our Taco Cabana restaurants and 97% of our Burger King restaurants. We typically enter into leases (including options to renew) ranging from 20 to 40 years. The average remaining term for all leases, including options, was approximately 25 years at December 31, 2008. Generally, we have been able to renew leases, upon or prior to their expiration, at the prevailing market rates, although there can be no assurance that this will continue to occur.

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

On November 16, 1998, the Equal Employment Opportunity Commission (“EEOC”) filed suit in the United States District Court for the Northern District of New York (the “Court”), under Title VII of the Civil Rights Act of 1964, as amended, against the Company. The complaint alleged that we engaged in a pattern and practice of unlawful discrimination, harassment and retaliation against former and current female employees. The EEOC identified approximately 450 individuals (which were subsequently increased to 511 individuals) that it believed represented the class of claimants and was seeking monetary and injunctive relief from us. On April 20, 2005, the Court issued a decision and order granting our Motion for Summary Judgment that we filed in January

2004. Subject to possible appeal by the EEOC, the case is dismissed; however the Court noted that it was not ruling on the claims, if any, that individual employees might have against us. On February 27, 2006, we filed a motion for summary judgment to dismiss all but between four and 17 of the individual claims. On July 10, 2006, in its response to that motion, the EEOC asserted that, notwithstanding the Court’s dismissal of the case as a class action, the EEOC may still maintain some kind of collective action on behalf of these claimants. Oral argument before the Court was held on October 4, 2006 and we are awaiting the Court’s decision on our summary judgment motion. We do not believe that any individual claim, if any, would have a material adverse impact on our consolidated financial statements. Although we believe that the EEOC’s continued class litigation argument is without merit, it is not possible to predict the outcome of the pending motion.

On November 30, 2002, four former hourly employees commenced a lawsuit against Carrols in the United States District Court for the Western District of New York (the “Court”) entitled Dawn Seever, et al. v. Carrols Corporation. The lawsuit alleged, in substance, that we violated certain minimum wage laws under the Federal Fair Labor Standards Act and related state laws by requiring employees to work without recording their time and by retaliating against those who complained. The plaintiffs sought damages, costs and injunctive relief. They also sought to notify and certify, a class consisting of current and former employees who, since 1998, have worked, or are working, for us. On December 17, 2007, the Court issued a decision and order denying Plaintiffs’ motion for notice and class certification and granting our motion to dismiss all of the claims of the plaintiffs, other than certain nominal claims relating to orientation and managers’ meetings. The Court instructed the parties to confer, in good faith, and settle those nominal claims. Subject to settlement of the amounts for orientation and managers’ meetings and possible appeal by the Plaintiffs, the case is concluded. We do not believe that these settlement amounts will be material to our consolidated financial statements.

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

Our common stock trades on the NASDAQ Global Market under the symbol “TAST”. The common stock has been quoted on the NASDAQ Global Market since December 15, 2006. On March 2, 2009, there were 21,592,462 shares of our common stock outstanding held by 644 holders of record. This excludes persons whose shares are held by a brokerage house or clearing agency. The closing price of our common stock on March 2, 2009 was $2.58.

The following table sets for the range of high and low closing prices of our common stock for the periods indicated, as reported by the NASDAQ Global Market:

	Common Stock Price
	High	Low
Year Ended December 28, 2008
First Quarter	$9.15	$6.96
Second Quarter	8.62	5.16
Third Quarter	6.60	2.77
Fourth Quarter	2.98	1.49

Year Ended December 30, 2007
First Quarter	$14.97	$13.17
Second Quarter	16.14	14.96
Third Quarter	15.05	9.95
Fourth Quarter	12.39	9.59

Dividends

We did not pay any cash dividends during the fiscal years 2008 or 2007. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain all available funds to fund the development and growth of our business. In addition, we are a holding company and conduct all of our operations through our direct and indirect subsidiaries. As a result, for us to pay dividends, we need to rely on dividends or distributions to us from Carrols and indirectly from subsidiaries of Carrols. The Indenture governing the Notes and our senior credit facility limit, and debt instruments that we and our subsidiaries may enter into in the future may limit the ability of Carrols and its subsidiaries to pay dividends to us and our ability to pay dividends to our stockholders.

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

The initial public offering price of our common stock in the IPO was $13.00 and the closing price of our common stock on December 15, 2006 was $15.20. The following graph is based upon the closing price of our common stock from December 15, 2006 through December 31, 2008.

	12/15/06	12/31/06	12/31/07	12/31/08
Carrols Restaurant Group, Inc.	$100.00	$93.29	$63.03	$17.76
NASDAQ Composite	$100.00	$99.79	$109.94	$63.53
S & P SmallCap Restaurant Index	$100.00	$101.18	$74.35	$52.96

ITEM 6.	SELECTED FINANCIAL DATA

December 2004 Transactions

On December 15, 2004, Carrols completed the private placement of $180.0 million of its 9% Senior Subordinated Notes due 2013, which we refer to as the “Notes.” Concurrently, Carrols repaid all outstanding borrowings under our then existing senior secured credit facility and amended and restated such senior credit facility with a new syndicate of lenders, which we refer to as the “prior senior credit facility.” Carrols received $400.0 million in total proceeds that included the issuance of the Notes and term loan B borrowings of $220.0 million under the prior senior credit facility. The proceeds were primarily utilized to repay borrowings outstanding under the then existing senior credit facility of $74.4 million, to retire all of Carrols’ 9 1 /2% senior subordinated notes due 2008 (including redemption premiums) in the amount of $175.9 million, to pay a dividend to Carrols Restaurant Group, the sole stockholder of Carrols, in the amount of $116.8 million (and concurrently paid a dividend to its stockholders in the aggregate amount of $116.8 million), to pay fees and expenses related to the refinancing of $8.8 million, and to pay a bonus to employees (including management) and an outside director, who owned options to purchase common stock of Carrols Restaurant Group, totaling $20.9 million, which includes $0.6 million of payroll taxes. We also recorded an $8.9 million loss on early extinguishment of debt primarily from the write-off of previously deferred financing costs and premiums in conjunction with the retirement of the 9 1/2% senior subordinated notes due 2008. In this Annual Report on Form 10-K we refer to the Notes offering, Carrols entering into the prior senior credit facility and the term loan borrowings thereunder, the repayment of all outstanding borrowings under the then existing senior credit facility, retirement of all of the outstanding 9  1/2% senior subordinated notes due 2008, the payment of a dividend to our stockholders and the distribution to our employees (including management) and a director as the “December 2004 Transactions.”

December 2006 IPO

In December 2006, we and certain selling stockholders, respectively, completed an IPO of 5,666,666 and 5,333,334 shares of our common stock, respectively, (the latter of which included 1,000,000 shares sold upon the underwriters’ exercise of its over-allotment option) shares of common stock, respectively, at an initial public offering price of $13.00 per share. We received net proceeds of approximately $65.4 million from the sale of shares of our common stock in the offering after deducting estimated underwriting discounts and commissions and estimated offering expenses payable by us. We contributed the net proceeds from the IPO to Carrols, which used such funds to repay approximately $68.0 million principal amount of term loan borrowings under our prior senior credit facility.

The following table sets forth our selected consolidated financial data derived from our audited consolidated financial statements for each of the fiscal years ended December 31, 2004, 2005, 2006, 2007 and 2008. The information in the following table should be read together with our consolidated financial statements and accompanying notes as of December 31, 2007 and 2008 and for the years ended December 31, 2006, 2007 and 2008, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included under Item 7 of this report. These historical results are not necessarily indicative of the results to be expected in the future. Our fiscal years ended December 31, 2005, 2006, 2007 and 2008 each contained 52 weeks. Our fiscal year ended December 31, 2004 contained 53 weeks. The amounts in the table below reflect rounding adjustments.

The difference between the consolidated financial statements of Carrols Restaurant Group and Carrols is primarily due to additional rent expense of approximately $6,000 per year for Carrols Restaurant Group and the composition of stockholders’ equity (deficit).

	Year Ended December 31,
	2004	2005	2006	2007	2008
	(Dollar amounts in thousands, except share and per share data)
Statements of operations data:
Revenues:
Restaurant sales	$696,343	$705,422	$750,069	$788,065	$814,893
Franchise royalty revenues and fees	1,536	1,488	1,357	1,344	1,434

Total revenues	697,879	706,910	751,426	789,409	816,327

Costs and expenses:
Cost of sales	202,624	203,827	210,299	225,945	244,816
Restaurant wages and related expenses (1)	206,732	204,292	218,797	231,735	236,215
Restaurant rent expense	34,606	34,668	37,768	44,122	46,686
Other restaurant operating expenses	92,891	103,714	111,101	115,792	123,278
Advertising expense	24,711	25,523	27,692	30,941	31,329
General and administrative (1)	43,585	58,940	49,756	52,633	52,663
Depreciation and amortization	38,521	33,096	33,534	31,777	32,436
Impairment and other lease charges	1,544	1,468	1,019	2,169	5,521
Bonus to employees and director (2)	20,860	—	—	—	—
Other expense (income) (3)	2,320	—	(2,787)	(1,150)	(580)

Total operating expenses	668,394	665,528	687,179	733,964	772,364

Income from operations	29,485	41,382	64,247	55,445	43,963
Interest expense	35,383	42,972	44,262	31,439	28,033
Loss (gain) on extinguishment of debt	8,913	—	—	1,485	(4,368)

Income (loss) before income taxes	(14,811)	(1,590)	19,985	22,521	20,298
Provision (benefit) for income taxes	(6,720)	2,760	6,561	7,468	7,546

Net income (loss)	$(8,091)	$(4,350)	$13,424	$15,053	$12,752

Per share data (4):
Basic and diluted net income (loss) per share	$(0.63)	$(0.29)	$0.83	$0.70	$0.59

Weighted average shares outstanding (4):
Basic	12,915,095	14,905,750	16,152,060	21,551,850	21,573,500
Diluted	12,915,095	14,905,750	16,152,330	21,559,239	21,575,773

Other financial data:
Net cash provided from operating activities	$59,211	$22,008	$48,755	$54,955	$44,646
Total capital expenditures	19,073	38,849	45,139	55,818	62,408
Operating Data:
Total company-owned restaurants (at end of period)	537	540	547	553	560
Pollo Tropical:
Company-owned restaurants (at end of period)	63	69	76	84	91
Average number of company-owned restaurants	60.3	64.9	71.7	79.6	87.5
Revenues:
Restaurant sales	$124,000	$135,787	$153,062	$167,458	$173,979
Franchise royalty revenues and fees	1,101	1,196	1,145	1,097	1,145

Total revenues	125,101	136,983	154,207	168,555	175,124
Average annual sales per company-owned restaurant (5)	2,018	2,092	2,135	2,104	1,988
Segment EBITDA (6)(9)	27,884	28,684	28,422	28,524	23,222
Segment EBITDA margin (7)	22.3%	20.9%	18.4%	16.9%	13.3%
Change in comparable company-owned restaurant sales (8)	10.6%	4.7%	3.2%	1.4%	(1.0)%

	Year Ended December 31,
	2004	2005	2006	2007	2008
	(amounts in thousands)
Taco Cabana:
Company-owned restaurants (at end of period)	126	135	143	147	154
Average number of company-owned restaurants	123.9	129.8	138.8	144.2	149.9
Revenues:
Restaurant sales	$202,506	$209,539	$228,092	$238,860	$249,365
Franchise royalty revenues and fees	435	292	212	247	289

Total revenues	202,941	209,831	228,304	239,107	249,654
Average annual sales per company-owned restaurant (5)	1,604	1,614	1,643	1,656	1,664
Segment EBITDA (6) (10)	30,082	31,927	33,494	30,407	28,934
Segment EBITDA margin (7)	14.8%	15.2%	14.7%	12.7%	11.6%
Change in comparable company-owned restaurant sales (8)	4.8%	1.2%	1.7%	0.2%	0.0%

Burger King:
Restaurants (at end of period)	348	336	328	322	315
Average number of restaurants	350.9	343.5	331.2	325.0	319.3
Restaurant sales	$369,837	$360,096	$368,915	$381,747	$391,549
Average annual sales per restaurant (5)	1,034	1,048	1,114	1,175	1,226
Segment EBITDA (6)(11)	36,582	31,767	34,177	30,848	31,123
Segment EBITDA margin (7)	9.9%	8.8%	9.3%	8.1%	7.9%
Change in comparable restaurant sales (8)	2.9%	1.0%	4.2%	4.6%	3.5%

Balance sheet data (at end of period):
Total assets	$516,246	$496,945	$452,859	$465,558	$450,198
Working capital	(24,515)	(25,441)	(30,546)	(33,112)	(41,570)
Debt:
Senior and senior subordinated debt	$400,000	$391,800	$298,400	$300,000	$300,000
Capital leases	1,225	1,896	1,509	1,283	1,295
Lease financing obligations	111,715	110,898	58,571	52,689	14,859

Total debt	$512,940	$504,594	$358,480	$353,972	$316,154

Stockholders’ equity (deficit)	$(115,548)	$(103,537)	$(25,767)	$(6,835)	$8,459

(1)	Restaurant wages and related expenses include stock-based compensation expense of $6 for 2006, $228 for 2007 and $233 for 2008. General and administrative expenses include stock-based compensation expense for the year ended December 31, 2004, 2005, 2006, 2007 and 2008 of $1,818, $16,432, $74, $1,310 and $1,706, respectively.
(2)	In conjunction with the December 2004 Transactions we approved a compensatory bonus payment to certain employees (including management) and a director.
(3)	Other income in 2008 includes a gain of $0.1 million related to the sale of a Taco Cabana restaurant property and $0.5 million related to insurance recovery for damages to a Taco Cabana restaurant property in Galveston, Texas during Hurricane Ike. Other income in 2007 in includes gains of $1.2 million related to the sale of one Taco Cabana property and two non-operating Burger King properties. Other income in 2006 includes a gain of $1.4 million related to the sale of a Pollo Tropical leasehold in the fourth quarter of 2006 and a gain of $1.4 million from a reduction in certain reserves of $1.1 million related to a restructuring charge in 2001 and a reduction in lease liability reserves of $0.3 million for such locations due to an increase in estimates for future sublease income. Other expense in 2004 resulted from the write off of costs incurred in connection with a registration statement on Form S-1 for a proposed offering by us of Enhanced Yield Securities that was withdrawn by us in 2004. See Notes 5 and 9 to the consolidated financial statements.
(4)	In December 2006, the Company and certain selling stockholders, respectively, completed the IPO of 5,666,666 and 5,333,334 shares of our common stock, respectively, (the latter of which included 1,000,000 shares sold upon the underwriters’ exercise of its over-allotment option) of common stock, respectively, at an initial public offering price of $13.00 per share. In connection with and prior to the IPO, we effected an 11.288 for one stock split on December 8, 2006. Net income (loss) per share is based on shares of our common stock and dilutive options and also gives effect to the stock split on a retroactive basis. Basic and diluted net income (loss) per share amounts for periods prior to 2006 do not reflect the additional shares issued in our IPO.
(5)	Average annual sales per restaurant are derived by dividing restaurant sales for such year for the applicable segment by the average number of company-owned and operated restaurants for the applicable segment for such year. For comparative purposes, the calculation of average annual sales per restaurant is based on a 52-week year. 2004 was a 53-week fiscal year. For purposes of calculating average annual sales per restaurant for 2004, we have excluded restaurant sales data for the extra week of 2004.

(6)	Segment EBITDA is defined as earnings attributable to the applicable segment before interest, income taxes, depreciation and amortization, impairment and other lease charges, stock based compensation expense, bonus to employees and a director in connection with the December 2004 Transactions, other income and expense and gains and losses on extinguishment of debt. The calculation of Segment EBITDA for our Burger King restaurants includes general and administrative expenses related directly to our Burger King segment, as well as the expenses associated with administrative support for all three of our segments including executive management, information systems and certain accounting, legal and other administrative functions. See Note 12 to our Consolidated Financial Statements.
(7)	Segment EBITDA margin means Segment EBITDA as a percentage of the total revenues of the applicable segment.
(8)	The changes in comparable restaurant sales are calculated using only those company-owned and operated restaurants open since the beginning of the earliest period being compared and for the entirety of both periods being compared. Restaurants are included in comparable restaurant sales after they have been open for 12 months for our Burger King restaurants and 18 months for our Pollo Tropical and Taco Cabana restaurants. For comparative purposes, the calculation of the changes in comparable restaurant sales is based on a 52-week year. 2004 was a 53-week fiscal year. For purposes of calculating the changes in comparable restaurant sales, we have excluded restaurant sales data for the extra week of 2004.
(9)	Includes general and administrative expenses related directly to our Pollo Tropical segment of approximately $7.3 million, $7.5 million, $9.0 million, $9.9 million and $11.3 million for the years ended December 31, 2004, 2005, 2006, 2007 and 2008, respectively.
(10)	Includes general and administrative expenses related directly to our Taco Cabana segment of approximately $11.1 million, $10.2 million, $11.6 million, $11.1 million and $11.6 million for the years ended December 31, 2004, 2005, 2006, 2007 and 2008, respectively.
(11)	Includes general and administrative expenses related directly to our Burger King segment as well as expenses associated with administrative support to all three of our segments including executive management, information systems and certain accounting, legal and other administrative functions. All of such expenses totaled approximately $23.4 million, $24.9 million, $29.1 million, $30.3 million and $29.8 million for the years ended December 31, 2004, 2005, 2006, 2007 and 2008, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We use a 52 or 53 week fiscal year ending on the Sunday closest to December 31. All references herein to the fiscal years ended December 28, 2008, December 30, 2007 and December 31, 2006 will be referred to as the fiscal years ended December 31, 2008, 2007 and 2006, respectively. The years ended December 31, 2008, 2007 and 2006 each consisted of 52 weeks.

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

The following MD&A is written to help the reader understand our company. The MD&A is provided as a supplement to, and should be read in conjunction with, the Consolidated Financial Statements and the accompanying financial statement notes of each of Carrols Restaurant Group and Carrols appearing elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2008. The overview provides our perspective on the individual sections of MD&A, which include the following:

Company Overview—a general description of our business and our key financial measures.

Recent and Future Events Affecting Our Results of Operations—a description of recent events that affect and future events that may affect, our results of operations.

Executive Summary—an executive review of our performance for the year ended December 31, 2008.

Liquidity and Capital Resources—an analysis of historical information regarding our sources of cash and capital expenditures, the existence and timing of commitments and contingencies, changes in capital resources and a discussion of cash flow items affecting liquidity.

Results of Operations—an analysis of our results of operations for the years ended December 31, 2008, 2007 and 2006, including a review of the material items and known trends and uncertainties.

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

Company Overview

We are one of the largest restaurant companies in the United States operating three restaurant brands in the quick-casual and quick-service restaurant segments with 560 restaurants located in 17 states as of December 31, 2008. We have been operating restaurants for more than 45 years. We own and operate two Hispanic restaurant brands, Pollo Tropical and Taco Cabana (together referred to by us as our Hispanic Brands), which we acquired in 1998 and 2000, respectively. We are also the largest Burger King franchisee, based on the number of restaurants, and have operated Burger King restaurants since 1976. As of December 31, 2008, our company-owned restaurants included 91 Pollo Tropical restaurants and 154 Taco Cabana restaurants, and we operated 315 Burger King restaurants under franchise agreements. We also franchise our Hispanic Brand restaurants with 29 franchised restaurants located in Puerto Rico, Ecuador and the United States as of December 31, 2008. We believe that the diversification and strength of our restaurant brands as well as the geographic dispersion of our restaurants provide us with stability and enhanced growth opportunities. For the years ended December 31, 2008 and 2007, we had total revenues of $816.3 million and $789.4 million, respectively, and net income of $12.8 million and $15.1 million, respectively.

The following is an overview of the key financial measures discussed in our results of operations:

•

Restaurant sales consist of food and beverage sales, net of discounts, at our company-owned Hispanic Brand restaurants and the Burger King restaurants we operate under franchise agreements. Restaurant sales are influenced by menu price increases, new restaurant openings, closures of underperforming restaurants and changes in comparable restaurant sales. The changes in comparable restaurant sales noted below are calculated using only those restaurants open since the beginning of the earliest period being compared and for the entirety of both periods being compared. Restaurants are included in comparable restaurant sales after they have been open for 12 months for our Burger King restaurants and 18 months for our Pollo Tropical and Taco Cabana restaurants.

•

Cost of sales consists of food, paper and beverage costs including packaging costs, less purchase discounts. Cost of sales is generally influenced by changes in commodity costs, the sales mix of items sold and the effectiveness of our restaurant-level controls to manage food and paper costs. For our Pollo Tropical and Taco Cabana restaurants, we have negotiated directly with local and national suppliers for the purchase of food, paper and beverage products and related supplies. Pollo Tropical and Taco Cabana restaurants’ commodities are ordered from approved suppliers and are shipped via distributors directly to our restaurants. Key commodities, including chicken and beef, for our Pollo Tropical and Taco Cabana restaurants are generally purchased under contracts covering a period up to twelve months. For our Burger King restaurants we are a member of a national purchasing cooperative, Restaurant Services, Inc., a non-profit independent cooperative that serves as the purchasing agent for the Burger King franchise system and contracts with various distributors to receive and ship orders directly to our restaurants.

•

Restaurant wages and related expenses include all restaurant management and hourly productive labor costs, employer payroll taxes, restaurant-level bonuses and related benefits. Payroll and related benefits are subject to inflation, including minimum wage increases and increased costs for health insurance, workers’ compensation insurance and state unemployment insurance. A significant number of our hourly staff is paid at rates consistent with the applicable Federal or state minimum wage and, accordingly, increases in minimum wage rates will increase our labor costs. We are insured for workers’ compensation, general liability and medical insurance claims under policies where we pay all claims, subject to annual stop-loss limitations both for individual claims and claims in the aggregate.

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

•

Segment EBITDA, which is the measure of segment profit or loss used by our chief operating decision maker for purposes of allocating resources to our segments and assessing their performance, is defined as earnings attributable to the applicable segment before interest, income taxes, depreciation and amortization, impairment and other lease charges, stock-based compensation expense, other income and expense and gains and losses on the extinguishment of debt. Segment EBITDA may not be necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculation. Segment EBITDA for our Burger King restaurants includes general and administrative expenses related directly to the Burger King segment as well as the expenses associated with administrative support to all three of our segments including executive management, information systems and certain accounting, legal and other administrative functions.

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

Recent and Future Events Affecting our Results of Operations

Senior Credit Facility

On March 9, 2007, Carrols terminated the prior senior credit facility and entered into a loan agreement governing our new senior credit facility with a syndicate of lenders. Carrols’ senior credit facility initially totaled approximately $185 million, consisting of $120 million principal amount of term loan A borrowings maturing on March 8, 2013 (or earlier on September 30, 2012 if the Notes are not refinanced by June 30, 2012) and a $65.0 million revolving credit facility maturing on March 8, 2012. The term loan A borrowings and an additional $4.3 million of revolver borrowings from this facility were used to repay all outstanding borrowings and other obligations under the Carrols’ prior senior credit facility and to pay certain fees and expenses incurred in connection with the senior credit facility. In addition, we recorded a pretax charge of $1.5 million in the first quarter of 2007 related to the write off of unamortized deferred financing costs associated with the prior senior credit facility upon termination of that facility. For a more detailed discussion of our senior credit facility, see “Liquidity and Capital Resources.”

Repurchase of Senior Subordinated Notes

In 2008, Carrols repurchased and retired $15.0 million principal amount of its 9% senior subordinated notes due 2013 (the “Notes”) in open market transactions for $10.4 million which resulted in a gain on extinguishment of debt of $4.4 million, net of a $0.3 million write-off of deferred financing costs. Based on our borrowing rates under our senior credit facility and due to the amount paid relative to the principal amount, we anticipate these repurchases will reduce our interest expense in 2009 compared to 2008.

Future Restaurant Closures

We evaluate the performance of our restaurants on an ongoing basis including assessments of current and future operating results, location of the restaurant, and in relation to Burger King franchise agreement renewals, the cost of required capital improvements. We may elect to close restaurants based on such evaluation.

In 2008 we closed eight Burger King restaurants, not including three restaurants that were or will be relocated within the same market area. We currently anticipate that we will close an additional four Burger King restaurants in 2009, excluding two Burger King restaurants which we may close and relocate.

We closed three underperforming Taco Cabana restaurants in 2008, closed one underperforming Taco Cabana restaurant in the first quarter of 2009 and currently anticipate the closing of one additional Taco Cabana restaurant in 2009. In the first quarter of 2009 we also closed an underperforming Pollo Tropical restaurant in Florida. We currently do not anticipate any additional Pollo Tropical restaurant closures in 2009.

We do not believe that the future impact on our consolidated results of operations from such restaurant closures will be material, although there can be no assurance in this regard. Our determination of whether to close restaurants in the future is subject to further evaluation and may change.

We are also considering strategic alternatives with respect to our Burger King restaurants, including the possible future sale of some or all of such restaurants. Such determination is subject to ongoing evaluation. To date, we have no current understandings, commitments or agreements with respect to the foregoing and there can be no assurance that we will enter into any such arrangements in the future.

Lease Financing Obligations

In the past we have, entered into sale-leaseback transactions that have been classified as financing transactions under Statement of Financial Accounting Standards (“SFAS”) No. 98, “Accounting for Leases” (“SFAS 98”). Under the financing method, the assets remain on our consolidated balance sheet and continue to be depreciated and proceeds from these transactions are recorded as a financing liability. Payments under these leases are applied as payments of imputed interest and deemed principal on the underlying financing obligations.

During 2007 and 2008, we exercised our right of first refusal under the leases for certain restaurant properties previously accounted for as lease financing obligations and purchased these properties from the lessor. As a result, we reduced our lease financing obligations by $6.2 million and $5.5 million, in 2007 and 2008, respectively.

In late 2008, we also amended or modified certain lease provisions and terminated certain purchase options for certain restaurant leases previously accounted for as lease financing obligations. The changes permitted 24 leases to qualify as operating leases and the related sale-leaseback transactions to be recorded as sales, which removed all of the respective assets under lease financing obligations and related liabilities from our consolidated balance sheet. The gains recognized from these sales were generally deferred.

As a result of the above transactions, in 2008, we reduced our lease financing obligations by $38.1 million, reduced our assets under lease financing obligations by $23.3 million and recorded deferred gains of $8.8 million. The effect of the recharacterization of the transactions described above as qualified sales under SFAS 98 and the payments associated with the related operating leases as restaurant rent expense, rather than as payments of interest and principal associated with lease financing obligations, has been to increase rent expense, reduce depreciation expense and reduce interest expense. In 2009, these transactions will increase rent expense by $3.3 million, decrease depreciation expense by $0.5 million and decrease interest expense by $3.4 million.

Executive Summary—Operating Performance for the Year Ended December 31, 2008

During 2008, we opened seven new Pollo Tropical restaurants, ten new Taco Cabana restaurants and four new Burger King restaurants, three of which were relocations under a new franchise agreement in the same market area. Excluding Burger King restaurant relocations, we closed an additional eight Burger King restaurants in 2008 and three Taco Cabana restaurants.

Total revenues for the year ended December 31, 2008 increased 3.4% to $816.3 million from $789.4 million in the prior year. Revenues from our Hispanic Brand restaurants increased 4.2% to $424.8 million in 2008 from $407.7 million in the prior year and revenues from our Burger King restaurants increased 2.6% to $391.5 million in 2008 from $381.7 million in 2007.

Pollo Tropical revenues increased 3.9% to $175.1 million in 2008 from $168.6 million in 2007 due to the opening of 16 new Pollo Tropical restaurants since the beginning of 2007 offset in part by a comparable restaurant sales decrease for the year ended December 31, 2008 of 1.0%.

Taco Cabana revenues increased 4.4% to $249.7 million in 2008 from $239.1 million in 2007 due to the opening of 18 new Taco Cabana restaurants since the beginning of 2007. These increases were partially offset by the closure of three Taco Cabana restaurants in 2008. Comparable restaurant sales at Taco Cabana were flat in 2008.

Total restaurant sales at our Burger King restaurants increased $9.8 million in 2008 due to a comparable restaurant sales increase of 3.5% in 2008, offset in part from the closure, excluding relocations of existing restaurants, of eight Burger King restaurants in 2008.

Restaurant operating margins were negatively impacted in 2008 by higher food costs which increased 1.3%, as a percentage of total restaurant sales, when compared to 2007. This was primarily a result of higher prices for beef, chicken, cheese, shortening, wheat-based products and fuel surcharges from our distributors that were not entirely offset by menu price increases during 2008.

Higher energy costs, particularly in the first half of 2008, also impacted operating margins as utility costs, as a percentage of total restaurant sales, increased to 4.5% in 2008 from 4.3% in 2007.

Partially offsetting these increases was a reduction in restaurant wages and related expenses, as a percentage of total restaurant sales, to 29.0% in 2008 from 29.4% in 2007 as a result of productive labor hour management and the effect of menu price increases at all three brands.

General and administrative expenses were $52.7 million in 2008, or 6.5% of restaurant sales, compared to $52.6 million, or 6.7% of total restaurant sales, in 2007. The decrease in 2008 as a percentage of restaurant sales was due primarily to lower administrative bonus accruals.

Impairment and other lease charges were $5.5 million in 2008 compared to $2.2 million in 2007. Impairment and other lease charges in 2008 included $2.2 million related to two Taco Cabana restaurants closed in the fourth quarter of 2008 and $3.2 million associated with three underperforming Pollo Tropical restaurants, one of which was closed in the first quarter of 2009. Impairment and other lease charges in 2007 included $1.7 million associated with a Pollo Tropical restaurant closed in the fourth quarter of 2007.

Interest expense decreased $3.4 million to $28.0 million in 2008 from $31.4 million in 2007 primarily due to lower effective interest rates on our LIBOR based borrowings under our senior credit facility and, to a lesser extent, reductions in our outstanding debt levels in the fourth quarter of 2008.

Our effective income tax rate increased to 37.2% in 2008 from 33.2% in 2007 due to discrete tax items in 2007 which reduced income tax expense by $0.9 million in 2007.

Net income was $12.8 million in 2008 compared to $15.1 million in 2007.

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

We intend to continue utilizing financial leverage in an effort to enhance returns to our stockholders. However, in response to the continuing economic downturn we are also balancing our use of leverage by significantly reducing our spending on new restaurant development in the near term which will allow us to utilize a portion of our free cash flow to reduce our outstanding indebtedness.

Operating activities. Net cash provided from operating activities for the years ended December 31, 2008, 2007 and 2006 was $44.6 million, $55.0 million and $48.8 million, respectively. Net cash provided by operating activities in 2008 was due primarily to net income of $12.8 million, depreciation and amortization expense of $32.4 million and non-cash impairment losses of $5.5 million. In addition, in the fourth quarter of 2008, we also recorded a non-cash pretax gain of $4.4 million on extinguishment of debt from the repurchase and retirement of $15.0 million principal amount of the Notes in open market transactions. Net cash provided from operating activities for the year ended December 31, 2008, as compared to the year ended December 31, 2007, was lower by $7.3 million due lower accounts payable and accrued payroll balances at December 31, 2008 primarily from lower administrative bonus accruals and the timing of vendor payments.

Investing activities including capital expenditures and qualified sale-leaseback transactions. Net cash used for investing activities for the years ended December 31, 2008, 2007 and 2006 was $47.6 million, $45.3 million and $10.4 million, respectively. Capital expenditures for the years ended December 31, 2008, 2007 and 2006 were $62.4 million, $55.8 million and $45.1 million, respectively and included expenditures for the development of new Pollo Tropical and Taco Cabana restaurants of $31.2 million, $33.8 million and $27.8 million, respectively. Restaurant remodeling for all of our concepts for the years ended December 31, 2008, 2007 and 2006 was $11.6 million, $10.1 million and $6.4 million, respectively. We also had expenditures related to the purchase of restaurant properties to be sold in sale-leaseback transactions of $2.5 million and $3.4 million in the years ended December 31, 2007 and 2006, respectively.

In 2008, we sold twelve restaurant properties in sale-leaseback transactions for net proceeds of $14.6 million and sold one Taco Cabana property for net proceeds of $0.1 million. In 2007, we sold six restaurant properties in sale-leaseback transactions for net proceeds of $10.6 million, one Taco Cabana property for net proceeds of $1.0 million and two non-operating Burger King properties for net proceeds of $1.4 million. In 2006, we sold 24 restaurant properties in sale-leaseback transactions for net proceeds of $36.3 million, thirteen of which were acquired from the lessor for $16.2 million when we exercised our right of first refusal under the subject leases. The underlying leases for these 13 properties were previously treated as lease financing obligations and the purchases of these properties are shown in our consolidated statements of cash flows under financing activities as settlements of lease financing obligations. The proceeds from these sales, net of costs of the properties acquired and other transaction costs, were used to reduce outstanding borrowings under our senior credit facility.

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

The following table sets forth our capital expenditures for the periods presented (in thousands):

	Pollo Tropical	Taco Cabana	Burger King	Other	Consolidated
	(Dollars in thousands)
Year Ended December 31, 2008:
New restaurant development	$13,316	$17,928	$4,612	$—	$35,856
Restaurant remodeling	3,415	506	7,689	—	11,610
Other restaurant capital expenditures (1)	2,339	2,442	3,639	—	8,420
Corporate and restaurant information systems	—	—	—	6,522	6,522

Total capital expenditures	$19,070	$20,876	$15,940	$6,522	$62,408

Number of new restaurant openings (2)	7	10	4		21
Year Ended December 31, 2007:
New restaurant development	$19,641	$14,134	$1,122	$—	$34,897
Restaurant remodeling	3,480	—	6,594	—	10,074
Other restaurant capital expenditures (1)	1,848	3,209	3,549	—	8,606
Corporate and restaurant information systems	—	—	—	2,241	2,241

Total capital expenditures	$24,969	$17,343	$11,265	$2,241	$55,818

Number of new restaurant openings	9	8	—		17
Year Ended December 31, 2006:
New restaurant development	$14,336	$13,472	$324	$—	$28,132
Restaurant remodeling	1,562	253	4,557	—	6,372
Other restaurant capital expenditures (1)	2,277	3,326	3,446	—	9,049
Corporate and restaurant information systems	—	—	—	1,586	1,586

Total capital expenditures	$18,175	$17,051	$8,327	$1,586	$45,139

Number of new restaurant openings	8	9	—		17

(1)	Excludes restaurant repair and maintenance expenses included in other restaurant operating expenses in our Consolidated Financial Statements. For the years ended December 31, 2008, 2007 and 2006, these restaurant repair and maintenance expenses were approximately $19.1 million, $18.7 million and $17.4 million, respectively.
(2)	Includes three Burger King restaurants which were relocations under a new franchise agreement in the same market area.

In 2009, we anticipate that total capital expenditures will range from $30 million to $35 million, although the actual amount of capital expenditures may differ from these estimates. These capital expenditures are expected to include approximately $8 million to $10 million for the development of new restaurants and purchase of related real estate. In 2009 we anticipate opening two to three new Pollo Tropical restaurants, three to four new Taco Cabana restaurants and two to three new Burger King restaurants which will be relocations of existing restaurants within their current market area. Capital expenditures in 2009 also are expected to include expenditures of approximately $14 million to $17 million for the ongoing reinvestment in our three restaurant concepts for remodeling costs and capital maintenance expenditures and capital expenditures of approximately $2 million related to the replacement and upgrade of our point-of-sale systems at our Pollo Tropical restaurants and approximately $4 million for the installation of new broilers for our Burger King restaurants.

Financing activities. Net cash used for financing activities for the years ended December 31, 2008, 2007 and 2006 were $1.0 million, $6.2 million and $43.7 million, respectively. During 2008 and 2007, we acquired properties whose leases were previously accounted for as lease financing obligations and settled lease financing obligations for $5.5 million and $6.2 million, respectively. In 2008, Carrols also repurchased and retired $15.0 million principal amount of our Notes in open market transactions for $10.4 million. In 2006, we received net proceeds of $68.0 million from our IPO which was used to repay term loan borrowings under our prior senior credit facility. We also made additional voluntary principal prepayments on outstanding borrowings under the prior senior credit facility of $23.2 million in 2006. In 2006, we also made payments of $17.2 million, which were comprised of $15.2 million to settle lease financing obligations and $2.0 million of interest, in connection with acquiring 14 leased properties previously accounted for as lease financing obligations.

On March 9, 2007, Carrols entered into a new senior credit facility and terminated its prior senior credit facility. Term loan A borrowings of $120.0 million and an additional $4.3 million of revolver borrowings under the senior credit facility were used to repay all outstanding borrowings under the prior senior credit facility and to also pay certain fees and expenses incurred in connection with the senior credit facility. We incurred $1.2 million of financing costs related to the senior credit facility that were deferred.

Senior Credit Facility. Our senior credit facility initially totaled approximately $185 million, consisting of $120 million original principal amount of term loan A borrowings maturing on March 8, 2013 (or earlier on September 30, 2012 if the Notes are not refinanced by June 30, 2012) and a $65.0 million revolving facility (including a sub limit of up to $25.0 million for letters of credit and up to $5.0 million for swingline loans), maturing on March 8, 2012.

Both term loan and revolving credit borrowings under the senior credit facility bear interest at a per annum rate, at our option, of either:

1)	the applicable margin ranging from 0% to 0.25% based on our senior leverage ratio (as defined in the senior credit facility), plus the greater of (i) the prime rate or (ii) the federal funds rate for that day plus 0.5%; or

2)	Adjusted LIBOR plus the applicable margin percentage in effect ranging from 1.0% to 1.5% based on our senior leverage ratio.

At December 28, 2008, outstanding borrowings under Term loan A were $117.0 million with the remaining balance are due and payable as follows:

1)	two quarterly installments of $1.5 million on December 31, 2008 and March 31, 2009;

2)	eight quarterly installments of $3.0 million beginning on June 30, 2009;

3)	four quarterly installments of $4.5 million beginning on June 30, 2011; and

4)	four quarterly installments of $18.0 million beginning on June 30, 2012.

Under our senior credit facility, Carrols is also required to make mandatory prepayments of principal on term loan A facility borrowings (a) annually in an amount up to 50% of Excess Cash Flow depending upon Carrols’ Total Leverage Ratio (as such terms are defined in the senior credit facility), (b) in the event of certain dispositions of assets (all subject to certain exceptions) and insurance proceeds, in an amount equal to 100% of the net proceeds received by Carrols therefrom, and (c) in an amount equal to 100% of the net proceeds from any subsequent issuance of debt.

In general, obligations under the senior credit facility are guaranteed by us and all of Carrols’ material subsidiaries and are collateralized by a pledge of Carrols’ common stock and the stock of each of Carrols’ material subsidiaries. The senior credit facility contains certain covenants, including, without limitation, those limiting our ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of our business, engage in transactions with related parties, make certain investments or pay dividends. In addition, we are required to meet certain financial ratios, including fixed charge coverage, senior leverage, and total leverage ratios (all as defined under the senior credit facility). Carrols was in compliance as of December 31, 2008 with the covenants in the senior credit facility. At December 31, 2008, Carrols fixed charge coverage ratio was 1.47 to 1.00 compared to the minimum required fixed charge ratio of 1.20 to 1.00, Carrols senior leverage ratio was 1.80 to 1.00 compared to the allowed senior leverage ratio of 2.25 to 1.00, and Carrols total leverage ratio was 3.77 to 1.00 compared to the allowed total leverage ratio of 4.50 to 1.00.

Notes. On December 15, 2004 Carrols issued $180.0 million of 9% Senior Subordinated Notes due 2013. The Notes bear interest at a rate of 9% payable semi-annually on January 15 and July 15 and mature on January 15, 2013. During 2008, Carrols repurchased and retired $15.0 million principal amount of the Notes in open market transactions for $10.4 million resulting in a gain on extinguishment of debt of $4.4 million, net of a $0.3 million write-off of deferred financing costs. The Notes are redeemable at the option of Carrols’ in whole or in part on or after January 15, 2009 at a price of 104.5% of the principal amount if redeemed before January 15, 2010, 102.25% of the principal amount if redeemed after January 15, 2010 but before January 15, 2011 and at 100% of the principal amount after January 15, 2011.

The Notes are unsecured and guaranteed by Carrols’ material subsidiaries. Restrictive covenants under the Notes include limitations with respect to, among other things, Carrols and its material subsidiaries’ ability to incur additional debt, incur liens, sell or acquire assets or businesses, pay dividends and make certain investments. Carrols was in compliance as of December 31, 2008 with the restrictive covenants in the indenture governing the Notes.

Indebtedness. At December 31, 2008, we had total outstanding debt of $316.2 million, comprised of $165.0 million of Notes, revolver borrowing of $18.0 million and term loan borrowings of $117.0 million under the senior credit facility, lease financing obligations of $14.9 million and capital lease obligations of $1.3 million. After reserving $14.3 million for letters of credit guaranteed by our senior credit facility, $32.7 million was available for borrowings under the revolving credit facility at December 31, 2008.

Contractual Obligations

The following table summarizes our contractual obligations and commitments as of December 31, 2008 (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Long-term debt obligations, including interest (1)	$392,184	$34,658	$71,633	$285,893	$—
Capital lease obligations, including interest (2)	2,482	218	336	246	1,681
Operating lease obligations (3)	556,550	47,349	90,017	81,997	337,188
Lease financing obligations, including interest (4)	48,009	1,411	2,917	3,027	40,653

Total contractual obligations	$999,225	$83,636	$164,904	$371,163	$379,523

(1)	Our long-term debt obligations included $165.0 million principal amount of Notes, $117.0 million principal amount of term loan borrowings and $18.0 million of revolving credit facility borrowings outstanding under the senior credit facility. Interest payments on our Notes of $66.8 million for all years presented are included at the coupon rate of 9%. Interest payments included above totaling $21.8 million for all years presented on our term loan and revolving credit facility borrowings under the senior credit facility are variable in nature and have been calculated using an assumed interest rate of 6.0% for each year (See Item 7A. Quantitative and Qualitative Disclosures about Market Risk—Interest Rate Risk).
(2)	Includes interest of $1.2 million in total for all years presented.
(3)	Represents aggregate minimum lease payments. Many of our leases also require contingent rent in addition to the minimum base rent based on a percentage of sales and require expenses incidental to the use of the property all of which have been excluded from this table.

(4)	Includes interest of $16.6 million in total for all years presented. We reduced our lease financing obligations by $32.6 million during 2008 by amending the leases to remove the continuing involvement provisions for 24 leases. These leases are reflected as operating lease obligations in the above table.

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

Results of Operations

The following table sets forth, for the years ended December 31, 2008, 2007 and 2006, selected operating results as a percentage of consolidated total restaurant sales:

	Year Ended December 31,
	2008	2007	2006
Restaurant sales:
Pollo Tropical	21.4%	21.3%	20.4%
Taco Cabana	30.6%	30.3%	30.4%
Burger King	48.0%	48.4%	49.2%

Total restaurant sales	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	30.0%	28.7%	28.0%
Restaurant wages and related expenses	29.0%	29.4%	29.2%
Restaurant rent expense	5.7%	5.6%	5.0%
Other restaurant operating expenses	15.1%	14.7%	14.8%
Advertising expense	3.8%	3.9%	3.7%
General and administrative (including stock-based compensation expense)	6.5%	6.7%	6.6%

Fiscal 2008 Compared to Fiscal 2007

In 2008, we opened seven new Pollo Tropical restaurants, ten new Taco Cabana restaurants and four new Burger King restaurants, three of which were relocated within their market areas under a new franchise agreement. We also closed an additional eight Burger King restaurants and three Taco Cabana restaurants.

Restaurant Sales. Total restaurant sales in 2008 increased $26.8 million, or 3.4%, to $814.9 million from $788.1 million due to increased restaurant sales at our Hispanic Brand restaurants of $17.0 million, or 4.2%, to $423.3 million in 2008 and a $9.8 million increase in sales at our Burger King restaurants.

Pollo Tropical restaurant sales increased $6.5 million, or 3.9%, to $174.0 million in 2008 due primarily to the opening of sixteen new Pollo Tropical restaurants since the beginning of 2007, which contributed $10.5 million in additional sales in 2008 compared to 2007. This increase was offset in part by a decrease in comparable restaurant sales at our Pollo Tropical restaurants of 1.0% in 2008 due to lower customer traffic and the closure of one Pollo Tropical restaurant in 2007.

Taco Cabana restaurant sales increased $10.5 million, or 4.4%, to $249.4 million in 2008 due primarily to the opening of eighteen new Taco Cabana restaurants since the beginning of 2007 which contributed $11.7 million of additional sales in 2008 compared to 2007. This increase was partially offset by the closure of seven Taco Cabana restaurants since the beginning of 2007. Comparable restaurant sales in 2008 at our Taco Cabana restaurants were flat.

Burger King restaurant sales increased by $9.8 million, or 2.6%, to $391.5 million in 2008 due to a comparable restaurant sales increase of 3.5% at our Burger King restaurants primarily due to menu price increases. This increase was offset in part by the closure of fourteen Burger King restaurants since the beginning of 2007.

Operating Costs and Expenses. Cost of sales (food and paper costs), as a percentage of total restaurant sales, increased to 30.0% in 2008 from 28.7% in 2007. Pollo Tropical cost of sales, as a percentage of Pollo Tropical restaurant sales, increased to 33.3% in 2008 from 32.0% in 2007 due primarily to higher chicken commodity prices (1.3% of Pollo Tropical sales) and higher prices of other commodities (1.6% of Pollo Tropical sales) partially offset by the effect of menu price increases. Taco Cabana cost of sales, as a percentage of Taco Cabana restaurant sales, increased to 30.6% in 2008 from 29.9% in 2007 due to higher commodity prices (2.1% of Taco Cabana sales) which included higher cheese prices (0.7% of Taco Cabana sales) and higher wheat-based product prices (0.3% of Taco Cabana sales) partially offset by the effect of menu price increases. Burger King cost of sales, as a percentage of Burger King restaurant sales, increased to 28.2% in 2008 from 26.4% in 2007 due primarily to higher commodity prices (2.4% of Burger King sales) including higher prices for beef, cheese, potatoes, shortening and wheat-based products, offset in part by the effect of menu price increases.

Restaurant wages and related expenses, as a percentage of total restaurant sales, decreased to 29.0% in 2008 from 29.4% in 2007. Pollo Tropical restaurant wages and related expenses, as a percentage of Pollo Tropical restaurant sales, increased slightly to 25.0% in 2008 from 24.9% in 2007 due primarily to higher workers compensation claim costs (0.3% of Pollo Tropical sales). Taco Cabana restaurant wages and related expenses, as a percentage of Taco Cabana restaurant sales, increased to 29.1% in 2008 from 28.9% in 2007 due primarily to higher restaurant level bonus accruals. Burger King restaurant wages and related expenses, as a percentage of Burger King restaurant sales, decreased to 30.7% in 2008 from 31.7% in 2007 due primarily to effective management of productive labor hours, the effect of higher sales volumes on fixed labor costs, and lower medical insurance claim costs (0.2% of Burger King sales).

Restaurant rent expense, as a percentage of total restaurant sales, increased to 5.7% in 2008 from 5.6% in 2007 due primarily to the effect of sale-leaseback transactions entered into since the beginning of 2007.

Other restaurant operating expenses, as a percentage of total restaurant sales, increased to 15.1% in 2008 from 14.7% in 2007. Pollo Tropical other restaurant operating expenses, as a percentage of Pollo Tropical restaurant sales, increased to 14.7% in 2008 from 13.4% in 2007 due primarily to higher repair and maintenance expenses (0.4% of Pollo Tropical sales), higher utility costs (0.5% of Pollo Tropical sales) and higher general liability claim costs (0.3% of Pollo Tropical sales). Taco Cabana other restaurant operating expenses, as a percentage of Taco Cabana restaurant sales, increased to 15.1% in 2008 from 14.9% in 2007 due primarily to higher utility costs (0.4% of Taco Cabana sales) offset in part by lower general liability claim costs (0.2% of Taco Cabana sales). Burger King other restaurant operating expenses, as a percentage of Burger King restaurant sales, increased to 15.3% in 2008 from 15.2% in 2007 due primarily to higher utility costs.

Advertising expense, as a percentage of total restaurant sales, decreased to 3.8% in 2008 from 3.9% in 2007. Pollo Tropical advertising expense, as a percentage of Pollo Tropical restaurant sales, increased to 2.6% in 2008 from 2.4% in 2007 due to the timing of promotions. Taco Cabana advertising expense, as a percentage of Taco Cabana restaurant sales, decreased to 3.7% in 2008 from 4.1% in 2007 due primarily to reductions in media spending in 2008. Burger King advertising expense, as a percentage of Burger King restaurant sales, was 4.5% in both 2008 and 2007.

General and administrative expenses, as a percentage of total restaurant sales, decreased to 6.5% in 2008 from 6.7% in 2007 due primarily to lower administrative bonus accruals of $3.2 million.

Segment EBITDA. As a result of the factors above, Segment EBITDA for our Pollo Tropical restaurants decreased to $23.2 million in 2008 from $28.5 million in 2007. Segment EBITDA for our Taco Cabana restaurants decreased to $28.9 million in 2008 from $30.4 million in 2007. Segment EBITDA for our Burger King restaurants increased to $31.1 million in 2008 from $30.8 million in 2007.

Depreciation and Amortization. Depreciation and amortization expense increased $0.7 million to $32.4 million in 2008 from $31.8 million in 2007 due primarily to additional depreciation expense related to our capital expenditures since the beginning of 2007.

Impairment and Other Lease Charges. Impairment and other lease charges were $5.5 million in 2008 of which $3.1 million was for three underperforming operating Pollo Tropical restaurants and $2.2 million was for two underperforming Taco Cabana restaurants which were closed in late December. Impairment losses in 2007 were $2.2 million which included a $1.7 million charge related to an underperforming Pollo Tropical restaurant which was closed in the fourth quarter of 2007.

Interest Expense. Interest expense decreased $3.4 million to $28.0 million in 2008 from $31.4 million in 2007. This reduction is primarily due to lower effective interest rates on our LIBOR based borrowings under our senior credit facility and, to a lessor extent, a reduction of interest expense on lease financing obligations. The weighted average interest rate on our long-term debt, excluding lease financing obligations, for 2008 decreased to 6.9% from 8.1% in 2007. Interest expense on lease financing obligations decreased to $4.6 million in 2008 from $5.4 million in 2007 due to amendments of leases previously accounted for as lease financing obligations and settlements of lease financing obligations in 2007 and 2008.

Provision for Income Taxes. The provision for income taxes for 2008 was derived using an estimated effective annual income tax rate for 2008 of 37.7%, which excludes any discrete tax adjustments. Discrete tax adjustments reduced the provision for income taxes by $0.1 million in 2008 and $0.9 million in 2007. The provision for income taxes for 2007 was derived using an estimated effective annual income tax rate for 2007, excluding discrete tax adjustments, of 37.1%.

Net Income. As a result of the foregoing, net income was $12.8 million in 2008 compared to $15.1 million in 2007.

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

Restaurant wages and related expenses, as a percentage of total restaurant sales, increased to 29.4% in 2007 from 29.2% in 2006. Pollo Tropical restaurant wages and related expenses, as a percentage of Pollo Tropical restaurant sales, decreased to 24.9% in 2007 from 25.2% in 2006 due primarily to lower workers compensation claim costs (0.4% of Pollo Tropical sales). The effect of increases in restaurant hourly labor rates in response to labor market conditions in Florida including an increase in the Florida minimum wage rate were substantially offset by the effect of menu price increases. Taco Cabana restaurant wages and related expenses, as a percentage of Taco Cabana restaurant sales, increased to 28.9% in 2007 from 28.5% in 2006 due to the effect of increases in fixed labor costs on flat sales volumes, partially offset by lower restaurant level bonus accruals (0.2% of Taco Cabana sales). Burger King restaurant wages and related expenses, as a percentage of Burger King restaurant sales, increased to 31.7% in 2007 from 31.2% in 2006 due primarily to higher medical insurance claim costs (0.4% of Burger King sales).

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

Depreciation and Amortization and Impairment. Depreciation and amortization expense decreased $1.8 million to $31.8 million in 2007 from $33.5 million in 2006 due in part to the recharacterization of leases as operating leases entered into in connection with qualified sale-leaseback transactions, rather than lease financing obligations late in the second quarter of 2006 and third quarter of 2006, which reduced depreciation $0.6 million in 2007 compared to 2006, and also due to lower depreciation expense associated with our Burger King restaurants of $2.8 million. Impairment losses were $2.2 million in 2007, of which $1.7 million pertained to property and equipment at an underperforming Pollo Tropical restaurant in Brooklyn, New York which was closed in the fourth quarter of 2007. Impairment losses were $1.0 million in 2006 and were related to property and equipment of certain underperforming Taco Cabana restaurants of $0.7 million and property and equipment for planned closings of Burger King restaurants of $0.3 million.

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

Net Income. As a result of the foregoing, net income was $15.1 million in 2007 compared to $13.4 million in 2006.

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

Accrued occupancy costs. We make estimates of accrued occupancy costs pertaining to closed restaurant locations on an ongoing basis. These estimates require assessment and continuous evaluation of a number of factors such as the remaining contractual period under our lease obligations, the amount of sublease income we are able to realize on a particular property and estimates of other costs such as property taxes. Differences between actual future events and prior estimates could result in adjustments to these accrued costs. At December 31, 2008 we had six non-operating restaurant properties.

Insurance liabilities. We are insured for workers’ compensation, general liability and medical insurance claims under policies where we pay all claims, subject to annual stop-loss limitations both for individual claims and claims in the aggregate. At December 31, 2008, we had $7.9 million accrued for these insurance claims. We record insurance liabilities based on historical and industry trends, which are continually monitored, and adjust accruals as warranted by changing circumstances. Since there are many estimates and assumptions involved in recording these insurance liabilities, including the ability to estimate the future development of incurred claims based on historical trends, differences between actual future events and prior estimates and assumptions could result in adjustments to these liabilities.

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

Evaluation of Goodwill. We must evaluate our recorded goodwill under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) on an ongoing basis. We have elected to conduct our annual impairment review of goodwill assets at December 31. Our review at December 31, 2008 indicated there has been no impairment as of that date. In performing the goodwill impairment test, we compare the net book values of our reporting units to their estimated fair values. In determining the estimated fair values of the reporting units, we employ a combination of a discounted cash flow analysis and a market-based approach. The results of these analyses are corroborated with other value indicators where available, such as comparable company earnings multiples and research analyst estimates. This annual evaluation of goodwill requires us to make estimates and assumptions to determine the fair value of our reporting units including projections regarding future operating results of each restaurant over its remaining lease term and market values. These estimates may differ from actual future events and if these estimates or related projections change in the future, we may be required to record impairment charges for these assets.

Impairment of Long-lived Assets. We assess the potential impairment of long-lived assets, principally property and equipment, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We determine if there is impairment at the restaurant level by comparing undiscounted future cash flows from the related long-lived assets with their respective carrying values. In determining future cash flows, significant estimates are made by us with respect to future operating results of each restaurant over its remaining lease term, including sales trends, labor rates, commodity costs and other operating cost assumptions. If assets are determined to be impaired, the impairment charge is measured by calculating the amount by which the asset carrying amount exceeds its fair value. This process of assessing fair values requires the use of estimates and assumptions, which are subject to a high degree of judgment. If these assumptions change in the future, we may be required to record impairment charges for these assets.

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

We also must evaluate our sale-leaseback transactions under SFAS 98 to determine the proper accounting for the proceeds of such sales either as a sale or a financing. This evaluation requires certain judgments in determining whether or not clauses in the lease or any related agreements constitute continuing involvement under SFAS 98. These judgments must also consider the various interpretations of SFAS 98 since its issuance in 1989. For those sale-leasebacks that are accounted for as financing transactions, we must estimate our incremental borrowing rate, or another rate in cases where the incremental borrowing rate is not appropriate to utilize, for purposes of determining interest expense and the resulting amortization of the lease financing obligation. Changes in the determination of the incremental borrowing rates or other rates utilized in connection with the accounting for lease financing transactions could have a significant effect on the interest expense and underlying balance of the lease financing obligations.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS 159”). This statement permitted entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 was effective for the Company’s fiscal year beginning January 1, 2008. The Company did not elect to begin reporting any financial assets or liabilities at fair value upon adoption of this standard.

In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations” (“SFAS 141 (R)”), which replaces SFAS 141. SFAS 141 (R) requires assets and liabilities acquired in a business combination, contingent consideration and certain acquired contingencies to be measured at their fair values as of the date of acquisition. SFAS 141 (R) also requires that acquisition-related costs and restructuring costs be recognized separately from the business combinations. SFAS 141 (R) is effective for fiscal years beginning after December 15, 2008 and will be effective for business combinations entered into after January 1, 2009. The effect on future periods will depend on the nature and significance of any acquisitions we may subsequently make that are subject to this statement.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financials Statements, an Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 clarifies the accounting for noncontrolling interests and establishes accounting and reporting standards for the noncontrolling interest in a subsidiary, including classification as a component of equity. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We have determined that adopting SFAS 160 will have no impact on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS 162 became effective on November 15, 2008. Adoption of SFAS 162 in the fourth quarter of 2008 had no impact on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risk associated with fluctuations in interest rates, primarily limited to our senior credit facility. There were $18.0 million of borrowings outstanding under the revolving credit facility at December 31, 2008 and $117.0 million of term loan A borrowings outstanding under the senior credit facility. Borrowings under the senior credit facility bear interest at a per annum rate, at our option, of either:

1)	the applicable margin ranging from 0% to 0.25% based on our senior leverage ratio (as defined in the credit facility) plus the greater of (i) the prime rate or (ii) the federal funds rate for that day plus 0.5%; or

2)	Adjusted LIBOR plus the applicable margin percentage in effect ranging from 1.0% to 1.5% based on our senior leverage ratio

A 1% change in interest rates would have resulted in an increase or decrease in interest expense of approximately $1.4 million for the year ended December 31, 2008.

Commodity Price Risk

We purchase certain products which are affected by commodity prices and are, therefore, subject to price volatility caused by weather, market conditions and other factors which are not considered predictable or within our control. Although many of the products purchased are subject to changes in commodity prices, certain purchasing contracts or pricing arrangements have been negotiated in advance to minimize price volatility. Where possible, we use these types of purchasing techniques to control costs as an alternative to using financial instruments to hedge commodity prices. In many cases, we believe we will be able to address commodity cost increases that are significant and appear to be long-term in nature by adjusting our menu pricing. However, long-term increases in commodity prices may result in lower restaurant-level operating margins.

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

Disclosure Controls and Procedures. Our senior management is responsible for establishing and maintaining disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d—15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures. We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 28, 2008.

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

Management has evaluated the effectiveness of its internal control over financial reporting as of December 28, 2008 based on the criteria set forth in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, we have concluded that, as of December 28, 2008, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control over Financial Reporting. No changes occurred in our internal control over financial reporting during the fourth quarter of 2008 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on the effectiveness of our internal control over financial reporting and their report is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Carrols Restaurant Group, Inc.

Syracuse, NY

We have audited the internal control over financial reporting of Carrols Restaurant Group, Inc and subsidiary (the “Company”) as of December 28, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 28, 2008 of the Company and our report dated March 9, 2009 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ Deloitte and Touche LLP

Rochester, NY

March 9, 2009

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

Incorporated by reference from our Definitive Proxy Statement to be filed in connection with the 2009 Annual Meeting of Stockholders.

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

Incorporated by reference from our Definitive Proxy Statement to be filed in connection with the 2009 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plans

The following table summarizes the equity compensation plans under which our common stock may be issued as of December 31, 2008. Our stockholders approved all plans.

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	1,753,355	$12.15	1,525,782
Equity compensation plans not approved by security holders	—	—	—

Total	1,753,355	$12.15	1,525,782

Incorporated by reference from our Definitive Proxy Statement to be filed in connection with the 2009 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from our Definitive Proxy Statement to be filed in connection with the 2009 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference from our Definitive Proxy Statement to be filed in connection with the 2009 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements—Carrols Restaurant Group, Inc. and Subsidiary

(a) (2) Financial Statement Schedules

Schedule	Description	Page
I	Condensed Financial Information of Carrols Restaurant Group, Inc.	F-31 to F-34
II	Valuation and Qualifying Accounts	F-35

(b (1) Financial Statements—Carrols Corporation and Subsidiaries

(b (2) Financial Statement Schedule

Schedule	Description	Page
II	Valuation and Qualifying Accounts	F-76

Schedules other than those listed are omitted for the reason that they are not required, not applicable, or the required information is shown in the financial statements or notes thereto.

(a) (3) Exhibits

EXHIBIT INDEX

Exhibit Number	Description
3.1	Form of Restated Certificate of Incorporation of Carrols Restaurant Group, Inc. (incorporated by reference to Exhibit 3.1 to Carrols Restaurant Group Inc.’s Registration Statement on Form S-1, as amended (Registration No. 333-137524))

3.2	Form of Amended and Restated By-laws of Carrols Restaurant Group, Inc. (incorporated by reference to Exhibit 3.2 to Carrols Restaurant Group Inc.’s Registration Statement on Form S-1, as amended (Registration No. 333-137524)

3.3	Restated Certificate of Incorporation of Carrols Corporation (incorporated by reference to Exhibit 3.(3)(a) to Carrols Corporation’s 1987 Annual Report on Form 10-K)

3.4	Restated By-laws of Carrols Corporation (incorporated by reference to Exhibit 3.(3)(b) to Carrols Corporation’s 1986 Annual Report on Form 10-K)

4.1	Form of Registration Agreement by and among Carrols Restaurant Group, Inc., Atlantic Restaurants, Inc., Madison Dearborn Capital Partners, L.P., Madison Dearborn Capital Partners II, L.P., Alan Vituli, Daniel T. Accordino and Joseph A. Zirkman (incorporated by reference to Exhibit 10.24 to Carrols Corporation’s 1996 Annual Report on Form 10-K)

4.2	Registration Rights Agreement, relating to the 9% Senior Subordinated Notes, dated as of December 15, 2004 by and among Carrols Corporation, the Guarantors named therein, J.P. Morgan Securities Inc., Banc of America Securities LLC, Lehman Brothers Inc., Wachovia Capital Markets, LLC and SunTrust Capital Markets, Inc. (incorporated by reference to Exhibit 10.1 to Carrols Corporation’s Form 8-K filed on December 21, 2004)

4.3	Indenture governing the 9% Senior Subordinated Notes due 2013, dated as of December 15, 2004, between Carrols Corporation, the Guarantors named therein and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10.2 to Carrols Corporation’s Form 8-K filed on December 21, 2004)

4.4	Form of 9% Senior Subordinated Note due 2013 (incorporated by reference to Exhibit 4.5)

4.5	Form of Stock Certificate for Common Stock (incorporated by reference to Exhibit 4.7 to Carrols Restaurant Group Inc.’s Registration Statement on Form S-1, as amended (Registration No. 333-137524))

4.6	Form of First Supplement to Indenture by and between Carrols Corporation and The Bank of New York (incorporated by reference to Exhibit 4.8 to Carrols Restaurant Group Inc.’s Registration Statement on Form S-1, as amended (Registration No. 333-137524))

4.7	Second Supplement to Indenture dated as of May 29, 2008 by and among Carrols Corporation, Carrols LLC and The Bank of New York (incorporated by reference to Exhibit 10.1 of Carrols Restaurant Group, Inc.’s and Carrols Corporation’s Form 10-Q filed on August 6, 2008)

10.1	Carrols Corporation Retirement Savings Plan dated April 1, 1999 (incorporated by reference to Exhibit 10.29 to Carrols Corporation’s 1999 Annual Report on Form 10-K) (1)

10.2	Carrols Restaurant Group, Inc. 2001 Taco Cabana Long-Term Incentive Plan (incorporated by reference to Exhibit 10.21 to Carrols Corporation’s December 31, 2003 Annual Report or 10-K) (1)

10.3	Carrols Corporation Retirement Savings plan July 1, 2002 Restatement (incorporated by reference to Exhibit 10.29 to Carrols Corporation’s September 29, 2002 Quarterly Report on Form 10-Q) (1)

10.4	Addendum incorporating EGTRRA Compliance Amendment to Carrols Corporation Retirement Savings Plan dated September 12, 2002 (incorporated by reference to Exhibit 10.30 to Carrols Corporation’s September 29, 2002 Quarterly Report on Form 10-Q) (1)

Exhibit Number	Description
10.5	First Amendment, dated as of January 1, 2004, to Carrols Corporation Retirement Savings Plan (incorporated by reference to Exhibit 10.35 to Carrols Corporation’s December 31, 2003 Annual Report on Form 10-K) (1)

10.6	Carrols Restaurant Group, Inc. First Amended and Restated 1998 Pollo Tropical Long-Term Incentive Plan (incorporated by reference to Exhibit 10.37 to Carrols Corporation’s December 31, 2003 Annual Report on Form 10-K) (1)

10.7	Amendment to Carrols Restaurant Group, Inc. 1998 Pollo Tropical Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Carrols Corporation’s Form 8-K filed on November 1, 2004) (1)

10.8	Amendment to Carrols Restaurant Group, Inc. 2001 Taco Cabana Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to Carrols Corporation’s Form 8-K filed on November 1, 2004) (1)

10.9	Form of Stock Award Agreement of Carrols Restaurant Group, Inc. dated as of May 3, 2005 (incorporated by reference to exhibit 10.38 to Carrols Corporation’s 2004 Annual Report on Form 10-K) (1)

10.10	Form of Exchange Agreement dated as of May 3, 2005 by and between Carrols Restaurant Group, Inc. and Vituli Family Trust (incorporated by reference to exhibit 10.39 to Carrols Corporation’s 2004 Annual Report on Form 10-K) (1)

10.11	Form of Stock Award Agreement dated as of May 3, 2005 by and between Carrols Restaurant Group, Inc. and Daniel T. Accordino (incorporated by reference to exhibit 10.40 to Carrols Corporation’s 2004 Annual Report on Form 10-K) (1)

10.12	2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.27 to Carrols Restaurant Group Inc.’s Registration Statement on Form S-1, as amended (Registration No. 333-137524)) (1)

10.13	Form of Change of Control/Severance Agreement (incorporated by reference to Exhibit 10.3 to Carrols Restaurant Group Inc.’s Registration Statement on Form S-1, as amended (Registration No. 333-137524)) (1)

10.14	Form of Agreement, by and among Carrols Restaurant Group, Inc., Madison Dearborn Capital Partners, L.P., Madison Dearborn Capital Partners, II, L.P., BIB Holdings (Bermuda) Ltd., Alan Vituli, Daniel T. Accordino and Joseph A. Zirkman (incorporated by reference to Exhibit 10.31 to Carrols Restaurant Group Inc.’s Registration Statement on Form S-1, as amended (Registration No. 333-137524))

10.15	Form of Amendment No. 1 to Registration Agreement, by and among Carrols Restaurant Group, Inc., Madison Dearborn Capital Partners, L.P., Madison Dearborn Capital Partners, II, L.P., BIB Holdings (Bermuda) Ltd., Alan Vituli, Daniel T. Accordino and Joseph A. Zirkman (incorporated by reference to Exhibit 10.32 to Carrols Restaurant Group Inc.’s Registration Statement on Form S-1, as amended (Registration No. 333-137524))

10.16	Loan Agreement dated as of March 9, 2007 among Carrols Corporation, Wachovia Bank, National Association, Bank of America, N.A., Raymond James Bank, FSB, Wells Fargo Bank National Association, Manufacturers, Traders Trust Company and each of the lenders who are or may from time to time become a party thereto (incorporated by reference to Exhibit 10.1 to Carrols Restaurant Group, Inc.’s Form 8-K filed on March 13, 2007)

10.17	Pledge Agreement dated as of March 9, 2007 among Carrols Restaurant Group, Inc., Carrols Corporation and the Subsidiary Pledgors (as defined therein) in favor of the Agent (incorporated by reference to Exhibit 10.2 to Carrols Restaurant Group, Inc.’s Form 8-K filed on March 13, 2007)

Exhibit Number	Description
10.18	Parent Guaranty Agreement dated as of March 9, 2007 among Carrols Restaurant Group, Inc., in favor of the Agent (incorporated by reference to Exhibit 10.3 to Carrols Restaurant Group, Inc.’s Form 8-K filed on March 13, 2007)

10.19	Subsidiary Guaranty Agreement dated as of March 9, 2007 among each of the Subsidiary Guarantors (as defined in the Subsidiary Guaranty Agreement) in favor of the Agent (incorporated by reference to Exhibit 10.4 to Carrols Restaurant Group, Inc.’s Form 8-K filed on March 13, 2007)

10.20	First Amendment to Loan Agreement dated as of July 2, 2007 (incorporated by reference to Exhibit 10.1 to Carrols Restaurant Group, Inc.’s and Carrols Corporation’s Form 10-Q filed on August 10, 2007.)

10.21	Amended and Restated Employment Agreement dated as of December 13, 2008 by and among Carrols Restaurant Group, Inc., Carrols Corporation and Alan Vituli (1)*

10.22	Amended and Restated Employment Agreement dated as of December 13, 2008 by and among Carrols Restaurant Group, Inc., Carrols Corporation and Daniel T. Accordino (1)*

10.23	Amended and Restated Carrols Corporation and Subsidiaries Deferred Compensation Plan dated December 1, 2008 (1)*

10.24	Joinder Agreement dated as of May 28, 2008 by and among Carrols Corporation, certain subsidiaries of Carrols Corporation, Carrols Restaurant Group, Inc., Carrols LLC and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.2 of Carrols Restaurant Group, Inc.’s and Carrols Corporation’s Form 10-Q filed on August 6, 2008.)

14.1	Carrols Restaurant Group, Inc. and Carrols Corporation Code of Ethics (incorporated by reference to Exhibit 14.1 to Carrols Restaurant Group’s and Carrols Corporation’s 2006 Annual Report on Form 10-K)

21.1	List of Subsidiaries*

23.1	Consent of Deloitte & Touche LLP*

31.1	Chief Executive Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Carrols Restaurant Group, Inc. *

31.2	Chief Financial Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Carrols Restaurant Group, Inc.*

31.3	Chief Executive Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Carrols Corporation*

31.4	Chief Financial Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Carrols Corporation*

32.1	Chief Executive Officer’s Certificate Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Carrols Restaurant Group, Inc.*

32.2	Chief Financial Officer’s Certificate Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Carrols Restaurant Group, Inc. *

32.3	Chief Executive Officer’s Certificate Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Carrols Corporation*

32.4	Chief Financial Officer’s Certificate Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Carrols Corporation*

(1)	Management contract or compensatory plan or arrangement identified pursuant to this report.
*	Filed herewith.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Carrols Restaurant Group, Inc.

Syracuse, NY

We have audited the accompanying consolidated balance sheets of Carrols Restaurant Group, Inc. and subsidiary (the “Company”) as of December 28, 2008 and December 30, 2007, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 28, 2008. Our audits also included the financial statement schedules listed in the index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 28, 2008 and December 30, 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 28, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 28, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte and Touche LLP

Rochester, NY

March 9, 2009

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

December 31, 2008 and 2007

(in thousands of dollars except share and per share amounts)

	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$3,399	$7,396
Trade and other receivables	5,622	4,734
Inventories	5,588	5,339
Prepaid rent	2,998	2,803
Prepaid expenses and other current assets	6,738	6,172
Deferred income taxes (Note 10)	4,890	4,802

Total current assets	29,235	31,246
Property and equipment, net (Note 2)	195,376	200,325
Franchise rights, net (Note 3)	76,870	80,052
Goodwill (Note 3)	124,934	124,934
Intangible assets, net (Note 3)	675	887
Franchise agreements, at cost less accumulated amortization of $5,729 and $5,646, respectively	5,826	5,548
Deferred income taxes (Note 10)	6,697	10,559
Other assets	10,585	12,007

Total assets	$450,198	$465,558

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt (Note 7)	$12,093	$3,129
Accounts payable	18,789	20,054
Accrued interest	7,742	8,148
Accrued payroll, related taxes and benefits	15,431	18,669
Accrued income taxes	2,099	933
Accrued real estate taxes	3,803	3,312
Other liabilities	10,848	10,113

Total current liabilities	70,805	64,358
Long-term debt, net of current portion (Note 7)	289,202	298,154
Lease financing obligations (Note 8)	14,859	52,689
Deferred income—sale-leaseback of real estate	43,447	31,348
Accrued postretirement benefits (Note 15)	1,697	3,022
Other liabilities (Note 5)	21,729	22,822

Total liabilities	441,739	472,393
Commitments and contingencies (Note 13)
Stockholders’ equity (deficit) (Note 11):
Preferred stock, par value $.01; authorized 20,000,000 shares, issued and outstanding—none	—	—
Voting common stock, par value $.01; authorized 100,000,000 shares, issued and outstanding—21,592,462 and 21,571,565 shares, respectively	216	216
Additional paid-in capital	348	(1,591)
Retained earnings (accumulated deficit)	6,072	(6,680)
Accumulated other comprehensive income (Note 15)	1,964	1,361
Treasury stock, at cost	(141)	(141)

Total stockholders’ equity (deficit)	8,459	(6,835)

Total liabilities and stockholders’ equity (deficit)	$450,198	$465,558

The accompanying notes are an integral part of these consolidated financial statements.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2008, 2007 and 2006

(in thousands of dollars except share and per share amounts)

	2008	2007	2006
Revenues:
Restaurant sales	$814,893	$788,065	$750,069
Franchise royalty revenues and fees	1,434	1,344	1,357

Total revenues	816,327	789,409	751,426

Costs and expenses:
Cost of sales	244,816	225,945	210,299
Restaurant wages and related expenses (including stock-based compensation expense of $233, $228 and $6, respectively)	236,215	231,735	218,797
Restaurant rent expense	46,686	44,122	37,768
Other restaurant operating expenses	123,278	115,792	111,101
Advertising expense	31,329	30,941	27,692
General and administrative (including stock-based compensation expense of $1,706, $1,310 and $74, respectively)	52,663	52,633	49,756
Depreciation and amortization	32,436	31,777	33,534
Impairment and other lease charges (Note 4)	5,521	2,169	1,019
Other income (Notes 5 and 9)	(580)	(1,150)	(2,787)

Total operating expenses	772,364	733,964	687,179

Income from operations	43,963	55,445	64,247
Interest expense	28,033	31,439	44,262
Loss (gain) on extinguishment of debt (Note 7)	(4,368)	1,485	—

Income before income taxes	20,298	22,521	19,985
Provision for income taxes (Note 10)	7,546	7,468	6,561

Net income	$12,752	$15,053	$13,424

Basic and diluted net income per share (Note 16)	$0.59	$0.70	$0.83

Basic weighted average common shares outstanding (Note 16)	21,573,500	21,551,850	16,152,060
Diluted weighted average common shares outstanding (Note 16)	21,575,773	21,559,239	16,152,330

The accompanying notes are an integral part of these consolidated financial statements.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

Years Ended December 31, 2008, 2007 and 2006

(in thousands of dollars except share amounts)

	Voting Common Stock Shares	Voting Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity (Deficit)
Balance at January 1, 2006	15,917,176	$159	$(68,539)	$(35,157)	$—	$—	$(103,537)
Purchase of treasury shares	(34,135)	—	—	—	—	(141)	(141)
Issuance of stock in connection with initial public offering, net of expenses (Note 11)	5,666,666	57	65,362	—	—	—	65,419
Issuance of stock (Note 11)	1,120	—	16	—	—	—	16
Stock-based compensation	—	—	53	—	—	—	53
Net income	—	—	—	13,424	—	—	13,424
Adjustment to adopt SFAS No. 158, net of tax of $654 (Note 15)	—	—	—	—	(1,001)	—	(1,001)

Balance at December 31, 2006	21,550,827	216	(3,108)	(21,733)	(1,001)	(141)	(25,767)
Adjustment to initial public offering expenses (Note 11)	—	—	(21)	—	—	—	(21)
Stock-based compensation	—	—	1,538	—	—	—	1,538
Vesting of restricted shares	20,738	—	—	—	—	—
Comprehensive income:
Net income	—	—	—	15,053	—	—	15,053
Change in postretirement benefit obligations, net of tax of $1,546 (Note 15)	—	—	—	—	2,362	—	2,362

Total comprehensive income							17,415

Balance at December 31, 2007	21,571,565	216	(1,591)	(6,680)	1,361	(141)	(6,835)
Stock-based compensation	—	—	1,939	—	—	—	1,939
Vesting of restricted shares	20,897	—	—	—	—	—
Comprehensive income:
Net income	—	—	—	12,752	—	—	12,752
Change in postretirement benefit obligations, net of tax of $378 (Note 15)	—	—	—	—	603	—	603

Total comprehensive income							13,355

Balance at December 31, 2008	21,592,462	$216	$348	$6,072	$1,964	$(141)	$8,459

The accompanying notes are an integral part of these consolidated financial statements.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2008, 2007 and 2006

(in thousands of dollars)

	2008	2007	2006
Cash flows provided from operating activities:
Net income	$12,752	$15,053	$13,424
Adjustments to reconcile net income to net cash provided from operating activities:
Loss (gain) on disposals of property and equipment	542	(398)	(1,398)
Stock-based compensation	1,939	1,538	69
Depreciation and amortization	32,436	31,777	33,534
Impairment and other lease charges	5,521	2,169	1,019
Amortization of deferred financing costs	1,180	1,239	1,449
Amortization of unearned purchase discounts	(2,148)	(2,155)	(2,155)
Amortization of deferred gains from sale-leaseback transactions	(2,212)	(1,954)	(1,303)
Gain on settlements of lease financing obligations	(48)	(174)	(120)
Accretion of interest on lease financing obligations	229	532	412
Deferred income taxes	3,396	(1,232)	3,123
Loss (gain) on extinguishment of debt	(4,368)	1,485	—
Changes in other operating assets and liabilities:
Refundable income taxes	—	2,806	(2,213)
Accounts payable	(1,383)	2,447	(670)
Accrued interest	(406)	287	246
Accrued payroll, related taxes and benefits	(3,238)	224	2,742
Accrued income taxes	1,166	933	—
Other liabilities-current	778	(1,300)	1,960
Other liabilities-long-term	1,055	1,841	(574)
Other	(2,545)	(163)	(790)

Net cash provided from operating activities	44,646	54,955	48,755

Cash flows used for investing activities:
Capital expenditures:
New restaurant development	(35,856)	(34,897)	(28,132)
Restaurant remodeling	(11,610)	(10,074)	(6,372)
Other restaurant capital expenditures	(8,420)	(8,606)	(9,049)
Corporate and restaurant information systems	(6,522)	(2,241)	(1,586)

Total capital expenditures	(62,408)	(55,818)	(45,139)
Properties purchased for sale-leaseback	—	(2,461)	(3,413)
Proceeds from sale-leaseback transactions	14,642	10,599	36,313
Proceeds from sales of other properties	119	2,385	1,800

Net cash used for investing activities	(47,647)	(45,295)	(10,439)

Cash flows used for financing activities:
Repayment of term loans under prior credit facility	—	(118,400)	—
Borrowings on revolving credit facility	142,100	49,600	—
Repayments on revolving credit facility	(124,100)	(49,600)	—
Proceeds from new senior credit facility	—	120,000	—
Scheduled principal payments on term loans	(3,000)	—	(2,200)
Principal pre-payments on term loans	—	—	(91,200)
Principal payments on capital leases	(146)	(314)	(387)
Expenses from initial public offering	—	(21)	65,419
Financing costs associated with issuance of debt	—	(1,228)	—
Purchase of treasury shares	—	—	(141)
Repurchase of senior subordinated notes	(10,350)	—	—
Settlement of lease financing obligations	(5,500)	(6,240)	(15,199)

Net cash used for financing activities	(996)	(6,203)	(43,708)

Net increase (decrease) in cash and cash equivalents	(3,997)	3,457	(5,392)
Cash and cash equivalents, beginning of year	7,396	3,939	9,331

Cash and cash equivalents, end of year	$3,399	$7,396	$3,939

Supplemental disclosures:
Interest paid on long-term debt	$22,475	$24,467	$32,302
Interest paid on lease financing obligations	$4,603	$4,913	$9,974
Accrual for capital expenditures	$860	$742	$995
Income taxes paid	$2,985	$5,494	$5,630
Capital lease obligations incurred	$158	$88	$—
Non-cash reduction of assets under lease financing obligations due to lease amendments	$23,339	$—	$24,707
Non-cash reduction of lease financing obligations due to lease amendments	$32,565	$—	$37,544

The accompanying notes are an integral part of these consolidated financial statements.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2008, 2007 and 2006

(in thousands of dollars, except share and per share amounts)

1. Description of Business and Summary of Significant Accounting Policies

Basis of Consolidation. The consolidated financial statements presented herein include the accounts of Carrols Restaurant Group, Inc. (“Carrols Restaurant Group” or the “Company”) and its wholly-owned subsidiary Carrols Corporation (“Carrols”). Carrols Restaurant Group is a holding company and conducts all of its operations through Carrols and its wholly-owned subsidiaries. Unless the context otherwise requires, Carrols Restaurant Group, Carrols and the direct and indirect subsidiaries of Carrols are collectively referred to as the “Company.” Intercompany transactions have been eliminated in consolidation.

The difference between the consolidated financial statements of Carrols Restaurant Group and Carrols is due to additional rent expense of approximately $6 per year for Carrols Restaurant Group and the composition of stockholders’ equity (deficit).

Business Description. At December 31, 2008, the Company operated, as franchisee, 315 quick-service restaurants under the trade name “Burger King” in 12 Northeastern, Midwestern and Southeastern states. At December 31, 2008, the Company also owned and operated 91 Pollo Tropical restaurants, of which 86 were in Florida, 4 were in New Jersey and one was in Connecticut, and franchised a total of 25 Pollo Tropical restaurants, 21 in Puerto Rico, two in Ecuador and two on college campuses in Florida. At December 31, 2008, the Company owned and operated 154 Taco Cabana restaurants located primarily in Texas and franchised two Taco Cabana restaurants in New Mexico, one in Georgia and one in Texas.

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

Fiscal Year. The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. All references herein to fiscal years ended December 31, 2006, December 30, 2007 and December 28, 2008 will be referred to as fiscal years ended December 31, 2006, 2007 and 2008, respectively. The fiscal years ended December 31, 2008, 2007 and 2006 each contained 52 weeks.

Cash and Cash Equivalents. The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. At December 31, 2008, the Company had $1.2 million invested in money market funds.

Inventories. Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories are primarily comprised of food and paper.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

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

Burger King Franchise Rights. For its Burger King restaurant acquisitions prior to 2002, the Company generally allocated to franchise rights, an intangible asset, the excess of purchase price and related costs over the value assigned to the net tangible and intangible assets acquired. Amounts allocated to franchise rights for each acquisition are amortized using the straight-line method over the average remaining term of the acquired franchise agreements plus one twenty year renewal period.

Burger King Franchise Agreements. Fees for initial franchises and renewals are amortized using the straight-line method over the term of the agreement, which is generally twenty years.

Goodwill. Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. Goodwill is not amortized but is tested at least annually as of December 31st for impairment.

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

Years Ended December 31, 2008, 2007 and 2006

(in thousands of dollars, except share and per share amounts)

Lease Financing Obligations. Lease financing obligations pertain to real estate sale-leaseback transactions accounted for under the financing method as required by SFAS No. 98, “Accounting for Leases” (“SFAS 98”). The assets (land and building) subject to these obligations remain on the Company’s consolidated balance sheet at their historical costs and such assets (excluding land) continue to be depreciated over their remaining useful lives. The proceeds received by the Company from these transactions are recorded as lease financing obligations and the lease payments are applied as payments of principal and interest. The selection of the interest rate on lease financing obligations is evaluated at inception of the lease based on the Company’s incremental borrowing rate adjusted to the rate required to prevent recognition of a non-cash loss or negative amortization of the obligation through the end of the primary lease term. In addition, if a purchase option exists for any properties subject to a lease financing obligation, the purchase option is evaluated for its probability of exercise on an ongoing basis. This evaluation considers many factors including, without limitation, the Company’s intentions, the fair value of the underlying properties, the Company’s ability to acquire the property, economic circumstances and other available alternatives to the Company for the continued use of the property. At December 31, 2008, one purchase option was considered probable of exercise by the Company. At December 31, 2007, no purchase options were considered probable of exercise by the Company.

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

Pre-opening Costs. The Company’s pre-opening costs are expensed as incurred and generally include payroll costs associated with opening the new restaurant, rent and promotional costs.

Insurance. The Company is insured for workers’ compensation, general liability and medical insurance claims under policies where it pays all claims, subject to annual stop-loss limitations both for individual claims

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

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

•

Senior Subordinated Notes. The fair values of outstanding senior subordinated notes are based on quoted market prices. The fair values at December 31, 2008 and 2007 were approximately $111.4 million and $163.8 million, respectively.

•

Revolving and Term Loan Facilities. Rates and terms under Carrols’ senior credit facility are significantly favorable to debt with similar terms and maturities that could be potentially obtainable, if at all, at December 31, 2008. Given the lack of comparative information regarding such debt it is not practicable to estimate the fair value of our existing borrowings at December 31, 2008.

Net Income per Share. Basic net income per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income for the period by the weighted average number of common shares outstanding plus the dilutive effect of outstanding stock options using the treasury stock method.

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

The Company adopted an incentive stock plan in 2006 under which incentive stock options, non-qualified stock options and restricted shares may be granted to employees and non-employee directors. On an annual basis, the Company has granted incentive stock options, non-qualified stock options and restricted shares under these plans. The stock options granted generally vest at 20% per year and expire seven years from the date of grant. Restricted shares granted to employees generally vest 100% after three years and restricted shares granted to non-employee directors generally vest at 20% per year. The fair value of shares granted is determined based on the Company’s closing stock price on the date of grant. Stock-based compensation related to these grants totaled $1.9 million, $1.5 million and $0.1 million in 2008, 2007 and 2006, respectively.

The weighted average fair-value of options granted in 2008, 2007 and 2006 was $2.64, $6.78 and $4.02, respectively, which was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2008	2007	2006
Risk-free interest rate	3.06%	4.83%	4.58%
Annual dividend yield	0%	0%	0%
Expected term	4.8 years	5 years	5 years
Expected volatility	33%	30%	30%

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

(in thousands of dollars, except share and per share amounts)

The assumptions include the risk-free rate of interest, expected dividend yield, expected volatility, and the expected term of the award. The risk-free rate of interest was based on the zero coupon U.S. Treasury rates appropriate for the expected term of the award. There are no expected dividends as the Company does not currently plan to pay dividends on its common stock. Expected stock price volatility was based on the expected volatility of a peer group that had actively traded stock during the period immediately preceding the share-based award grant. This period was equal to the award’s expected term which was estimated using the simplified method, as prescribed by SAB No. 110, for options granted in 2008, 2007 and 2006. Compensation expense is recognized only for those options expected to vest, with forfeitures estimated based on the Company’s historical experience and future expectations. Also see Note 11 to the consolidated financial statements.

Gift cards. The Company sells gift cards to its customers in its restaurants and through selected third parties. The gift cards sold to its Pollo Tropical and Taco Cabana customers have no stated expiration dates and are subject in certain states to actual and/or potential escheatment rights. Proceeds from the sale of gift cards at the Company’s Burger King restaurants are remitted to Burger King Corporation. The Company recognizes revenue from gift cards upon redemption by the customer. Revenues from gift card breakage or from inactive gift cards related to Pollo Tropical and Taco Cabana are not material to the Company’s consolidated financial statements.

Recent Accounting Pronouncements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) which defines fair value, establishes a framework for using fair value to measure assets and liabilities and expands disclosures about fair value measurements. The statement applies whenever other pronouncements require or permit assets or liabilities to be measured at fair value. In February 2007, the FASB issued FSP FAS 157-2, delaying the effective date of SFAS 157 for certain non-financial assets and certain non-financial liabilities to fiscal years beginning after November 15, 2008. The implementation of SFAS 157 for financial assets and financial liabilities, effective for fiscal 2008, did not have a material impact on the Company’s consolidated financial statements. The Company is currently evaluating the impact SFAS 157 may have for nonfinancial assets and liabilities in its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS 159”). This statement permitted entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 was effective for the Company’s fiscal year beginning January 1, 2008. The Company did not elect to begin reporting any financial assets or liabilities at fair value upon adoption of this standard.

In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations” (“SFAS 141 (R)”), which replaces SFAS 141. SFAS 141 (R) requires assets and liabilities acquired in a business combination, contingent consideration and certain acquired contingencies to be measured at their fair values as of the date of acquisition. SFAS 141 (R) also requires that acquisition-related costs and restructuring costs be recognized separately from the business combinations. SFAS 141 (R) is effective for fiscal years beginning after December 15, 2008 and will be effective for business combinations entered into after January 1, 2009. The effect on future periods will depend on the nature and significance of any acquisitions the Company may subsequently make.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 clarifies the accounting for noncontrolling

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

(in thousands of dollars, except share and per share amounts)

interests and establishes accounting and reporting standards for the noncontrolling interest in a subsidiary, including classification as a component of equity. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company has determined that adopting SFAS 160 will have no impact on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS 162 became effective on November 15, 2008 and its adoption of SFAS 162 in the fourth quarter of 2008 had no impact on the Company’s consolidated financial statements.

2. Property and Equipment

Property and equipment at December 31 consisted of the following:

	December 31,
	2008	2007
Land	$24,760	$40,926
Owned buildings	28,757	45,694
Leasehold improvements	181,025	161,327
Equipment	213,419	198,953
Assets subject to capital leases	6,848	7,559

	454,809	454,459
Less accumulated depreciation and amortization	(259,433)	(254,134)

	$195,376	$200,325

Assets subject to capital leases pertain to buildings leased for certain restaurant locations and had accumulated amortization at December 31, 2008 and 2007 of $5,781 and $6,518, respectively. At December 31, 2008 and 2007, land of $5,939 and $22,259, respectively, and owned buildings of $7,315 and $24,198, respectively, were subject to lease financing obligations accounted for under the lease financing method (See Note 8). Accumulated depreciation pertaining to owned buildings subject to lease financing obligations at December 31, 2008 and 2007 was $3,079 and $9,497, respectively.

Depreciation expense for all property and equipment for the years ended December 31, 2008, 2007 and 2006 was $28,427, $27,672 and $29,234, respectively.

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

In performing its goodwill impairment test in accordance with SFAS No. 142, the Company compared the net book values of its reporting units to their estimated fair values. In determining the estimated fair values of the

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

(in thousands of dollars, except share and per share amounts)

reporting units, the Company employed a combination of a discounted cash flow analysis and a market-based approach. The results of the discounted cash flow analyses were corroborated with other value indicators where available, such as comparable company earnings multiples and research analyst estimates.

No impairment losses have been recognized as a result of these tests since January 1, 2002. There have been no changes in goodwill for the years ended December 31, 2008 and 2007. Goodwill is summarized below:

	Pollo Tropical	Taco Cabana	Burger King	Total
Balance, December 31, 2008 and 2007	$56,307	$67,177	$1,450	$124,934

Burger King Franchise Rights. Amounts allocated to franchise rights for each Burger King acquisition are amortized using the straight-line method over the average remaining term of the acquired franchise agreements plus one twenty year renewal period. Following is a summary of the Company’s Burger King franchise rights as of the respective balance sheet dates:

	December 31, 2008		December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Franchise rights	$138,308	$61,438	$139,131	$59,079

Amortization expense related to Burger King franchise rights for the years ended December 31, 2008, 2007 and 2006 was $3,197, $3,216 and $3,214, respectively and expects annual amortization to be $3,195 for each of the years ending 2009 through 2013.

Intangible Assets. In July 2005, the Company acquired four Taco Cabana restaurants from a franchisee for a cash purchase price of approximately $4.2 million. Under EITF Issue No. 04 -1 “Accounting for Preexisting Relationships between the Parties to a Business Combination”, certain reacquired rights, including the right to the acquirer’s trade name, are required to be recognized as intangible assets apart from goodwill. The Company has allocated $1.6 million of the purchase price to this intangible asset and determined its weighted average life to be approximately seven years, based on the remaining terms of the acquired franchise agreements. The Company recorded amortization expense relating to the intangible asset of approximately $212, $288 and $290 for the years ended December 31, 2008, 2007 and 2006 and expects the annual expense for each of the next five years ending 2009 through 2013 to be $133, $125, $117, $99 and $81, respectively.

	December 31, 2008		December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets	$1,610	$935	$1,610	$723

4. Impairment of Long-Lived Assets and Other Lease Charges

The Company reviews its long-lived assets, principally property and equipment, for impairment at the restaurant level. If an indicator of impairment exists for any of the assets, an estimate of undiscounted future cash flows for each restaurant is compared to that long-lived asset’s carrying value. If the carrying value is greater than the undiscounted cash flow, the Company then determines the fair value of the asset and if an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

(in thousands of dollars, except share and per share amounts)

Impairment and other lease charges recorded on long-lived assets were as follows:

	Year Ended December 31,
	2008	2007	2006
Burger King	$150	$345	$276
Pollo Tropical	3,181	1,657	—
Taco Cabana	2,190	167	743

	$5,521	$2,169	$1,019

During the fourth quarter of 2008, the Company closed two Taco Cabana restaurants and recorded a charge of $2.2 million, including a fixed asset impairment charge of $1.7 million and other charges of $0.5 million which principally consisted of future minimum lease payments and related ancillary costs from the date of the closure to the end of the remaining lease term, net of any estimated cost recoveries that from subletting the properties. These charges were recorded at the time the store are closed pursuant to the guidance set forth in SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The Company will evaluate these assumptions quarterly and adjust its related liability accordingly. The Company also recorded a fixed asset impairment charge of $3.1 million associated with three underperforming Pollo Tropical restaurant properties in Florida, one of which was subsequently closed in the first quarter of 2009.

During 2007, the Company recorded an impairment charge of $1.7 million for an underperforming Pollo Tropical restaurant that was subsequently closed in 2007.

The Company assesses the potential impairment of Burger King franchise rights whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If an indicator of impairment exists, an estimate of the aggregate undiscounted cash flows from the acquired restaurants is compared to the respective carrying value of franchise rights for each Burger King acquisition. If an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value. No impairment charges were recorded related to the Company’s Burger King franchise rights for the years ended December 31, 2008, 2007 and 2006.

5. Other Liabilities, Long-Term

Other liabilities, long-term, at December 31, consisted of the following:

	December 31,
	2008	2007
Unearned purchase discounts	$24	$2,231
Accrued occupancy costs	10,949	9,667
Accrued workers’ compensation costs	4,312	4,418
Deferred compensation	3,244	3,231
Other	3,200	3,275

	$21,729	$22,822

Unearned purchase discounts are amortized as a reduction of cost of sales either over the life of the supplier contract or the estimated purchase commitment period. In 2000, Burger King Corporation arranged for the Coca-

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

(in thousands of dollars, except share and per share amounts)

Cola Company and Dr. Pepper/Seven-Up, Inc. to provide funding to franchisees in connection with certain initiatives to upgrade restaurants. The Company received approximately $19.8 million in 2000 and $1.6 million in 2001 under this arrangement with these suppliers. The total amount of these purchase discounts amortized for each of the years ended December 31, 2008, 2007 and 2006 was $2.2 million. The Company expects to record amortization of approximately $2.2 million, substantially the remaining unamortized balance, during the year ended December 31, 2009.

Accrued occupancy costs include obligations pertaining to closed restaurant locations, contingent rent, accruals to expense operating lease rental payments on a straight-line basis over the lease term, and acquired leases with above market rentals.

In 2001, management made the decision to close seven Taco Cabana restaurants in the Phoenix, Arizona market and discontinue restaurant development underway in that market. At both December 31, 2008 and 2007, the Company had $0.5 million of lease liability reserves included in accrued occupancy costs. In 2006, the Company reduced its exit cost reserve by $0.3 million due to an increase in the Company’s estimates for future sub-lease income at certain locations. In addition, the Company reduced collection reserves previously established for a $1.1 million note receivable that was paid in full in the fourth quarter of 2006 related to the sale of leasehold improvements at two of the closed locations that were written off as part of the exit charge in 2001. Other income in 2006 in the consolidated statements of operations included $1.4 million as a result of these transactions.

6. Leases

The Company utilizes land and buildings in operation under various lease agreements. The Company does not consider any one of these individual leases material to the Company’s operations. Initial lease terms are generally for twenty years and, in many cases, provide for renewal options and in some cases rent escalations. Certain leases require contingent rent, determined as a percentage of sales as defined by the terms of the applicable lease agreement. For most locations, the Company is obligated for occupancy related costs including payment of property taxes, insurance and utilities.

In the years ended December 31, 2008, 2007 and 2006, the Company sold twelve, six, and twenty-four restaurant properties in sale-leaseback transactions for net proceeds of $14,642, $10,599 and $36,313, respectively. These leases have been classified as operating leases and generally contain a twenty-year initial term plus renewal options.

Deferred gains on sale-leaseback transactions, including sales of properties initially accounted for as lease financing obligations and whose leases were subsequently qualified as operating leases as discussed in Note 8, of $14,311, $1,935 and $22,034 for the years ended December 31, 2008, 2007 and 2006, respectively, have been recorded and are being amortized over the term of the related leases. The amortization of deferred gains related to these transactions was $2,212, $1,954 and $1,303 for the years ended December 31, 2008, 2007 and 2006, respectively.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

(in thousands of dollars, except share and per share amounts)

Minimum rent commitments under capital and non-cancelable operating leases at December 31, 2008 were as follows:

Years Ending December 31,	Capital	Operating
2009	$218	$47,349
2010	184	45,866
2011	153	44,151
2012	122	41,925
2013	124	40,071
Thereafter	1,681	337,188

Total minimum lease payments	2,482	$556,550

Less amount representing interest	(1,187)

Total obligations under capital leases	1,295
Less current portion	(93)

Long-term obligations under capital leases	$1,202

Total rent expense on operating leases, including percentage rent on both operating and capital leases, was as follows:

	Year ended December 31,
	2008	2007	2006
Minimum rent on real property	$43,191	$41,036	$34,978
Additional rent based on percentage of sales	3,495	3,086	2,790

Restaurant rent expense	46,686	44,122	37,768
Administrative rent	907	909	875
Equipment rent	730	729	731

	$48,323	$45,760	$39,374

7. Long-Term Debt

Long-term debt at December 31 consisted of the following:

	December 31,
	2008	2007
Collateralized:
Senior Credit Facility-Revolving credit facility	$18,000	$—
Senior Credit Facility-Term loan A facility	117,000	120,000
Unsecured:
9% Senior Subordinated Notes	165,000	180,000
Capital leases (Note 6)	1,295	1,283

	301,295	301,283
Less: current portion	(12,093)	(3,129)

	$289,202	$298,154

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

(in thousands of dollars, except share and per share amounts)

Senior Credit Facility. On March 9, 2007, Carrols terminated and replaced its prior senior credit facility with a new senior credit facility with a syndicate of lenders. Carrols’ senior credit facility initially totaled $185 million, consisting of $120 million principal amount of term loan A borrowings maturing on March 8, 2013 (or earlier on September 30, 2012 if Carrols’ 9% Senior Subordinated Notes due 2013 are not refinanced by June 30, 2012) and a $65.0 million revolving credit facility (including a sub-limit of up to $25.0 million for letters of credit and up to $5.0 million for swingline loans) maturing on March 8, 2012. The term loan A borrowings and an additional $4.3 million of revolver borrowings from this facility were used to repay all outstanding borrowings and other obligations under Carrols’ prior senior credit facility and to pay certain fees and expenses incurred in connection with the senior credit facility. The Company also recorded a $1.5 million loss on extinguishment of debt in the year ended December 31, 2007 for the write-off of deferred financing costs related to the prior senior credit facility upon termination of that facility.

The term loan and revolving credit borrowings under the senior credit facility bear interest at a per annum rate, at Carrols’ option, of either:

1)	the applicable margin ranging from 0% to 0.25% based on Carrols’ senior leverage ratio (as defined in the senior credit facility) plus the greater of (i) the prime rate or (ii) the federal funds rate for that day plus 0.5%; or

2)	Adjusted LIBOR plus the applicable margin percentage in effect ranging from 1.0% to 1.5% based on Carrols’ senior leverage ratio. At December 31, 2008, the LIBOR margin was 1.25%.

At December 28, 2008, outstanding borrowings under Term loan A were $117.0 million with the remaining balance due and payable as follows:

1)	two quarterly installments of $1.5 million on December 31, 2008 and March 31, 2009;

2)	eight quarterly installments of $3.0 million beginning on June 30, 2009;

3)	four quarterly installments of $4.5 million beginning on June 30, 2011; and

4)	four quarterly installments of $18.0 million beginning on June 30, 2012.

Under the senior credit facility, Carrols is required to make mandatory prepayments of principal on term loan A facility borrowings (a) annually in an amount up to 50% of Excess Cash Flow depending upon Carrols’ Total Leverage Ratio (as such terms are defined in the senior credit facility), (b) in the event of certain dispositions of assets (all subject to certain exceptions) and insurance proceeds, in an amount equal to 100% of the net proceeds received by Carrols therefrom, and (c) in an amount equal to 100% of the net proceeds from any subsequent issuance of debt. The senior credit facility contains customary default provisions as provided therein, including without limitation, a cross default provision pursuant to which it is an event of default under the senior credit facility if there is a default in the payment of any principal of or interest on any indebtedness of Carrols having an outstanding principal amount of at least $2.5 million (excluding lease financing obligations but which would include the Indenture governing the Notes) or any event or condition which results in the acceleration of such indebtedness prior to its stated maturity.

In general, Carrols’ obligations under the senior credit facility are guaranteed by the Company and all of Carrols’ material subsidiaries and are collateralized by a pledge of Carrols’ common stock and the stock of each of Carrols’ material subsidiaries. The senior credit facility contains certain covenants, including, without limitation, those limiting the Carrols’ ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of its business, engage in transactions with related parties, make certain

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

(in thousands of dollars, except share and per share amounts)

investments or pay dividends. In addition, Carrols is required to meet certain financial ratios, including fixed charge coverage, senior leverage, and total leverage ratios (all as defined under the senior credit facility). The Company was in compliance with the covenants under its senior credit facility as of December 31, 2008.

After reserving $14.3 million for letters of credit guaranteed by the facility, $32.7 million was available for borrowings under the revolving credit facility at December 31, 2008.

Senior Subordinated Notes. On December 15, 2004, Carrols issued $180.0 million of 9% Senior Subordinated Notes due 2013 (the “Notes”) that bear interest at a rate of 9% payable semi-annually on January 15 and July 15 and mature on January 15, 2013. The notes are redeemable at the option of Carrols in whole or in part on or after January 15, 2009 at a price of 104.5% of the principal amount if redeemed before January 15, 2010, 102.25% of the principal amount if redeemed after January 15, 2010 but before January 15, 2011 and at 100% of the principal amount after January 15, 2011.

During 2008, Carrols repurchased and retired $15.0 million principal amount of the Notes in open market transactions for $10.4 million resulting in a gain on extinguishment of debt of $4.4 million, net of a $0.3 million write-off of deferred financing costs. At December 31, 2008 and 2007, $165.0 million and $180.0 million principal amount of the Notes were outstanding, respectively.

Restrictive covenants under the Notes include limitations with respect to Carrols’ ability to incur additional debt, incur liens, sell or acquire assets or businesses, pay dividends and make certain investments. Carrols was in compliance as of and for the year ended December 31, 2008 with the restrictive covenants in the Indenture governing the Notes.

The Indenture governing the Notes contains customary default provisions as provided therein, including without limitation, a cross default provision pursuant to which it is an event of default under the Notes and the Indenture if there is a default under any indebtedness of Carrols having an outstanding principal amount of $20 million or more (which would include the senior credit facility) if such default results in the acceleration of such indebtedness prior to its stated maturity or is caused by a failure to pay principal when due.

At December 31, 2008, principal payments required on all long-term debt are as follows:

2009	$12,093
2010	12,079
2011	16,555
2012	58,529
2013	201,033
Thereafter	1,006

$301,295

The weighted average interest rate on all debt, excluding lease financing obligations, for the years ended December 31, 2008, 2007 and 2006 was 6.9%, 8.1% and 8.3%, respectively. Interest expense on the Company’s long-term debt, excluding lease financing obligations, was $23,177, $25,905 and $33,852 for the years ended December 31, 2008, 2007 and 2006, respectively.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

(in thousands of dollars, except share and per share amounts)

8. Lease Financing Obligations

The Company entered into sale-leaseback transactions in various years that did not qualify for sale-leaseback accounting and as a result were classified as financing transactions under SFAS 98, “Accounting For Leases”. Under the financing method, the assets remain on the consolidated balance sheet and proceeds received by the Company from these transactions are recorded as a financing liability. Payments under these leases are applied as payments of imputed interest and deemed principal on the underlying financing obligations.

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

During 2008 and 2007, the Company exercised its right of first refusal under the leases for certain restaurant properties previously accounted for as lease financing obligations and purchased these properties from the lessor. As a result, the Company reduced its lease financing obligations by $5.5 million and $6.2 million, in 2008 and 2007, respectively. The Company also recorded a gain of $0.2 million in 2007 as a reduction of interest expense representing the net amount by which the lease financing obligations exceeded the purchase price of the restaurant properties acquired.

In late 2008, the Company also amended or modified certain lease provisions and terminated certain purchase options, for certain restaurant leases previously accounted for as lease financing obligations. The changes permitted 24 leases to qualify as operating leases and the related sale-leaseback transactions to be recorded as sales, which removed all of the respective assets under lease financing obligations and related liabilities from its consolidated balance sheet. The gains from these sales were generally deferred and are being amortized as an adjustment to rent expense over the remaining term of the underlying leases.

As a result of these transactions in 2008, the Company reduced its lease financing obligations by $38.1 million, reduced its assets under lease financing obligations by $23.3 million and recorded deferred gains of $8.8 million. Of these amounts, $32.6 million of lease financing obligations and $23.3 million of assets under lease financing obligations were reflected as non-cash transactions in the 2008 consolidated statement of cash flows.

During 2006, the Company exercised its right of first refusal under the leases for 14 restaurant properties following the exercise of purchase options and the Company purchased these 14 restaurant properties from the respective lessors. Concurrently with these purchases, the properties were sold in qualified sale-leaseback transactions. The Company recorded deferred gains representing the amounts by which the sales prices exceeded the net book value of the underlying assets. Deferred gains are being amortized as an adjustment to rent expense over the term of the leases, which are generally 20 years.

The Company also amended lease agreements for 21 restaurant properties and amended a master lease agreement covering 13 restaurant properties in 2006, all of which were previously accounted for as lease financing obligations, to eliminate or otherwise cure the provisions that precluded the original sale-leaseback

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

(in thousands of dollars, except share and per share amounts)

accounting under SFAS 98. As a result of such amendments, the Company recorded these sale-leaseback transactions as sales, removed all of the respective assets under lease financing obligations and related liabilities from its consolidated balance sheet and recognized gains from the sales, which were generally deferred and are being amortized as an adjustment to rent expense over the remaining term of the underlying leases.

As a result of the above transactions, in 2006 the Company reduced its lease financing obligations by $52.8 million, reduced its assets under lease financing obligations by $36.2 million and recorded deferred gains of $18.3 million. The Company also recorded interest expense of $2.0 million which represents the net amount by which the purchase price for the restaurant properties exceeded the lease financing obligations. Of these amounts, $37.5 million of lease financing obligations and $24.7 million of assets under lease financing obligations were reflected as non-cash transactions in the 2006 consolidated statement of cash flows.

At December 31, 2008, payments required on lease financing obligations were as follows:

2009	$1,411
2010	1,418
2011	1,499
2012	1,508
2013	1,519
Thereafter, through 2023	24,079

Total minimum lease payments	31,434
Less: Interest implicit in obligations	(16,575)

Total lease financing obligations	$14,859

The interest rates on lease financing obligations ranged from 8.5% to 11.0% at December 31, 2008. Interest expense on lease financing obligations totaled $4,856, $5,533 and $10,411 for the years ended December 31, 2008, 2007 and 2006, respectively.

9. Other Income

In 2008, the Company recorded gains of $0.6 million, which included $0.1 million related to the sale of a Taco Cabana property and $0.5 million related to an insurance recovery for damages to a Taco Cabana restaurant property in Galveston, Texas during Hurricane Ike.

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

Years Ended December 31, 2008, 2007 and 2006

(in thousands of dollars, except share and per share amounts)

10. Income Taxes

The income tax provision was comprised of the following for the years ended December 31:

	Year ended December 31,
	2008	2007	2006
Current:
Federal	$2,845	$7,436	$2,952
Foreign	294	295	305
State	1,011	969	181

	4,150	8,700	3,438

Deferred (prepaid):
Federal	2,368	(1,779)	3,136
State	1,218	804	84

	3,586	(975)	3,220

Valuation allowance	(190)	(257)	(97)

	$7,546	$7,468	$6,561

The components of deferred income tax assets and liabilities at December 31, 2008 and 2007 were as follows:

	December 31,
	2008	2007
Current deferred tax assets:
Inventory and other reserves	$17	$22
Accrued vacation benefits	2,436	2,368
Other accruals	2,437	2,412

Current deferred tax assets	4,890	4,802

Long term deferred tax assets (liabilities):
Deferred income on sale-leaseback of certain real estate	16,283	11,489
Lease financing obligations	1,685	5,696
Postretirement benefit expenses	1,934	2,086
Accumulated other comprehensive income-postretirement benefits	(1,269)	(891)
Property and equipment depreciation	3,556	6,299
State net operating loss carryforwards	918	1,579
Amortization of other intangibles, net	721	1,191
Amortization of franchise rights	(24,053)	(23,691)
Occupancy costs	4,223	3,781
Tax credit carryforwards	481	431
Unearned purchase discounts	860	1,742
Other	1,933	1,612

Long-term net deferred tax assets	7,272	11,324
Less: Valuation allowance	(575)	(765)

Total long-term deferred tax assets	6,697	10,559

Carrying value of net deferred tax assets	$11,587	$15,361

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

(in thousands of dollars, except share and per share amounts)

The Company’s state net operating loss carryforwards expire in varying amounts through 2026.

The Company establishes a valuation allowance to reduce the carrying amount of deferred tax assets when it is more likely than not that it will not realize some portion or all of the tax benefit of its deferred tax assets. The Company evaluates whether its deferred tax assets are probable of realization on a quarterly basis. In performing this analysis, the Company considers all available evidence including historical operating results, the estimated timing of future reversals of existing taxable temporary differences and estimated future taxable income exclusive of reversing temporary differences and carryforwards. At December 31, 2008 and 2007, the Company had a valuation allowance of $575 and $765, respectively, against net deferred tax assets due primarily to state net operating loss carryforwards where realization of the related deferred tax asset amounts was not likely. The estimation of future taxable income for federal and state purposes and the Company’s resulting ability to realize deferred tax assets pertaining to state net operating loss carryforwards and tax credit carryforwards can significantly change based on future events and operating results. Thus, recorded valuation allowances may be subject to future changes that could be material.

A reconciliation of the statutory federal income tax provision to the effective tax provision for the years ended December 31, 2008, 2007 and 2006 was as follows:

	2008	2007	2006
Statutory federal income tax provision	$7,108	$7,885	$6,994
State income taxes, net of federal benefit	1,449	1,152	172
Stock-based compensation expense	290	236	9
Change in valuation allowance	(190)	(257)	(97)
Non-deductible expenses	66	69	56
Foreign taxes	294	295	305
Employment tax credits	(1,063)	(722)	(423)
Foreign tax credits	(294)	(295)	(305)
Reversal of income tax reserve	—	(527)	—
Miscellaneous	(114)	(368)	(150)

	$7,546	$7,468	$6,561

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

Balance at January 1, 2007	$527
Tax positions related to prior years	—
Tax positions related to current year	—
Lapse of applicable statute of limitations	(527)

Balance at December 31, 2007	$—

Balance at December 31, 2008	$—

The Company’s policy is to recognize interest and/or penalties related to uncertain tax positions in income tax expense. During the third quarter of 2007 the statute of limitations affecting the taxing jurisdictions

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

(in thousands of dollars, except share and per share amounts)

pertaining to $0.5 million of unrecognized tax benefits and $0.1 million of accrued interest expired at which time the Company recorded this tax benefit as a discrete tax item. At December 31, 2008 and 2007 and during the year ended December 31, 2008, the Company had no unrecognized tax benefits and no accrued interest related to uncertain tax positions. The tax years 2005 -2007 remain open to examination by the major taxing jurisdictions to which the Company is subject. Although it is not reasonably possible to estimate the amount by which unrecognized tax benefits may increase within the next twelve months due to uncertainties regarding the timing of examinations, the Company does not expect unrecognized tax benefits to significantly change in the next twelve months.

11. Stockholders’ Equity (Deficit)

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

2006 Stock Incentive Plan. In 2006, the Company adopted a stock plan entitled the 2006 Stock Incentive Plan (the “2006 Plan”) and reserved and authorized a total of 3,300,000 shares of common stock for grant thereunder. Prior to and in connection with the IPO, the Company granted options to purchase 1,241,750 shares of its common stock, consisting of 395,000 shares of non-qualified stock options and 846,750 shares of incentive stock options (“ISO”), and issued 75,800 shares of restricted stock, 55,700 to certain of its employees and 20,100 to non-employee directors. In 2007, the Company issued an aggregate of 8,200 restricted shares to certain employees and granted an aggregate of 10,500 non-qualified stock options to three non-employee directors under the 2006 Plan. In 2008, the Company granted an aggregate of 588,820 stock options and issued an aggregate of 14,100 restricted shares to certain employees and 10,500 non-qualified stock options to non-employee directors under the 2006 Plan. As of December 31, 2008, 1,525,748 shares were available for future grant or issuance.

The non-qualified stock options and ISO’s granted under the 2006 Plan are exercisable for up to one-fifth of the total number of options granted on or after the first anniversary of the grant date, and as of the first day of each month thereafter are exercisable for an additional one-sixtieth of the total number of options granted until fully exercisable. The options expire seven years from the date of the grant. The restricted stock awards issued to certain employees prior to 2008 vest one-third on each anniversary of the award. The restricted stock awards issued to certain employees during 2008 vest 100% on the third anniversary date of the award. The restricted stock awards issued to outside directors vest over five years at the rate of one-fifth on each anniversary of the award, provided that, the participant has continuously remained a director of the Company. Forfeiture rates are based on a stratification of employees by expected exercise behavior and range from 0% to 15%.

Stock-based compensation expense for the years ended December 31, 2008, 2007 and 2006 totaled $1.9 million, $1.5 million and $0.1 million, respectively. A portion of the Company’s granted options qualify as ISO’s for income tax purposes, and as such, a tax benefit is not recorded at the time the compensation cost related to the options is recorded for financial reporting purposes because an ISO does not ordinarily result in a tax benefit unless there is a disqualifying disposition. Stock option grants of non-qualified options result in the creation of a deferred tax asset until the time that the option is exercised.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

(in thousands of dollars, except share and per share amounts)

The total non-vested stock-based compensation expense relating to the options and restricted shares is approximately $2.2 million at December 31, 2008 and approximately $1.3 million will be recorded as compensation expense in 2009 related to these grants. The remaining weighted average vesting period for the stock options is 3.47 years and for the restricted shares was approximately 1.83 years at December 31, 2008. Shares issued upon exercise of options have been registered with the SEC.

A summary of all option activity in 2008 under the Company’s 2006 Plan was as follows:

	2006 Plan
	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)(1)
Options outstanding at January 1, 2008	1,214,690	$14.31	6.0	$—
Granted	588,820	7.75
Forfeited	(92,746)	12.26

Options outstanding at December 31, 2008	1,710,764	$12.17	5.3	$—

Expected to vest at December 31, 2008	1,211,630	$11.37	5.5	$—

Options exercisable at December 31, 2008	465,504	$14.31	5.2	$—

(1)	The aggregate intrinsic value was calculated using the difference between the market price of the Company’s common stock at December 31 and the grant price for only those awards that have a grant price less than the market price of the Company’s common stock at December 31.

The restricted stock activity in 2008 related to the Company’s 2006 plan was as follows:

	Shares	Weighted Average Grant Date Price
Nonvested at January 1, 2008	55,398	$13.22
Granted	14,100	6.64
Vested	(20,897)	13.17
Forfeited	(6,010)	11.83

Nonvested at December 31, 2008	42,591	$11.25

12. Business Segment Information

The Company is engaged in the quick-service and quick-casual restaurant industry, with three restaurant concepts: Burger King operating as a franchisee, Pollo Tropical and Taco Cabana, both Company-owned concepts. The Company’s Burger King restaurants are all located in the United States, primarily in the Northeast, Southeast and Midwest. Pollo Tropical is a quick-casual restaurant chain featuring grilled marinated chicken and authentic “made from scratch” side dishes. Pollo Tropical’s core markets are primarily located in south and central Florida. Taco Cabana is a quick-casual restaurant chain featuring fresh Mexican style food, including flame-grilled beef and chicken fajitas, quesadillas and other Tex-Mex dishes. Taco Cabana’s core markets are primarily located in Texas.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

(in thousands of dollars, except share and per share amounts)

The accounting policies of each segment are the same as those described in the summary of significant accounting policies. The following table includes Segment EBITDA which is the measure of segment profit or loss reported to the chief operating decision maker for purposes of allocating resources to the segments and assessing their performance. Segment EBITDA is defined as earnings attributable to the applicable segment before interest, income taxes, depreciation and amortization, impairment losses and other lease charges, stock-based compensation expense, other income and gains and losses on extinguishment of debt.

The “Other” column includes corporate related items not allocated to reportable segments, including stock-based compensation expense. Other identifiable assets consist primarily of cash, certain other assets, corporate property and equipment including restaurant information systems expenditures, goodwill and deferred income taxes.

	Pollo Tropical	Taco Cabana	Burger King	Other	Consolidated
Year ended December 31, 2008
Revenues	$175,124	$249,654	$391,549	$—	$816,327
Cost of sales	57,852	76,389	110,575	—	244,816
Restaurant wages and related expenses	43,523	72,454	120,005	233	236,215
General and administrative expense (1)	11,294	11,602	28,061	1,706	52,663
Depreciation and amortization	8,005	8,600	14,356	1,475	32,436
Segment EBITDA	23,222	28,934	31,123
Identifiable assets	64,550	67,093	143,152	175,403	450,198
Capital expenditures, including acquisitions	19,070	20,876	15,940	6,522	62,408

Year ended December 31, 2007
Revenues	$168,555	$239,107	$381,747	$—	$789,409
Cost of sales	53,640	71,378	100,927	—	225,945
Restaurant wages and related expenses	41,734	68,974	120,799	228	231,735
General and administrative expense (1)	9,914	11,082	30,327	1,310	52,633
Depreciation and amortization	6,794	8,514	15,056	1,413	31,777
Segment EBITDA	28,524	30,407	30,848
Identifiable assets	59,609	79,370	148,467	178,112	465,558
Capital expenditures, including acquisitions	24,969	17,343	11,265	2,241	55,818

Year ended December 31, 2006
Revenues	$154,207	$228,304	$368,915	$—	$751,426
Cost of sales	48,493	66,061	95,745	—	210,299
Restaurant wages and related expenses	38,625	64,976	115,190	6	218,797
General and administrative expense (1)	8,951	11,649	29,082	74	49,756
Depreciation and amortization	5,050	8,742	18,028	1,714	33,534
Segment EBITDA	28,422	33,494	34,177
Identifiable assets	46,617	71,601	155,272	179,369	452,859
Capital expenditures, including acquisitions	18,175	17,051	8,327	1,586	45,139

(1)	For the Pollo Tropical and Taco Cabana segments, such amounts include general and administrative expenses related directly to each segment. For the Burger King segment such amounts include general and administrative expenses related directly to the Burger King segment as well as expenses associated with administrative support to all three of the Company’s segments including executive management, information systems and certain accounting, legal and other administrative functions.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

(in thousands of dollars, except share and per share amounts)

A reconciliation of segment EBITDA to consolidated net income follows:

	Year ended December 31,
	2008	2007	2006
Segment EBITDA:
Pollo Tropical	$23,222	$28,524	$28,422
Taco Cabana	28,934	30,407	33,494
Burger King	31,123	30,848	34,177

Subtotal	83,279	89,779	96,093
Less:
Depreciation and amortization	32,436	31,777	33,534
Impairment and other lease charges	5,521	2,169	1,019
Interest expense	28,033	31,439	44,262
Provision for income taxes	7,546	7,468	6,561
Stock-based compensation expense	1,939	1,538	80
Loss (gain) on extinguishment of debt	(4,368)	1,485	—
Other income	(580)	(1,150)	(2,787)

Net income	$12,752	$15,053	$13,424

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

Years Ended December 31, 2008, 2007 and 2006

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

14. Retirement Plans

The Company offers its salaried employees the option to participate in the Carrols Corporation Retirement Savings Plan (the “Retirement Plan”). The Retirement Plan includes a savings option pursuant to section 401(k) of the Internal Revenue Code in addition to a post-tax savings option. The Company may elect to contribute to the Retirement Plan on an annual basis. The Company’s contributions are equal to 50% of the employee’s contribution to a maximum Company contribution of $520 annually for any plan year that the Company participates in an employee match. Under the Retirement Plan, the Company’s contributions begin to vest after one year and fully vest after five years of service. A year of service is defined as a plan year during which an employee completes at least 1,000 hours of service. Participating employees may contribute up to 50% of their salary annually to either of the savings options, subject to other limitations. The employees have various investment options available under a trust established by the Retirement Plan. Contributions to the Retirement Plan were $417, $403 and $404 for the years ended December 31, 2008, 2007 and 2006, respectively.

The Company also has an Amended and Restated Deferred Compensation Plan which permits employees not eligible to participate in the Retirement Plan because they have been excluded as “highly compensated” employees (as so defined in the Retirement Plan) to voluntarily defer portions of their base salary and annual bonus. All amounts deferred by the participants earn interest at 8% per annum. There is no Company matching on any portion of the funds. At December 31, 2008 and 2007, a total of $3,244 and $3,231, respectively, was deferred under this plan, including accrued interest. Liabilities related to the Deferred Compensation Plan are included in other long-term liabilities in the consolidated balance sheet.

15. Postretirement Benefits

The Company sponsors a postretirement medical and life insurance plan covering substantially all Burger King administrative and restaurant management personnel who retire or terminate after qualifying for such benefits. On November 1, 2007 the Company amended its postretirement medical and life insurance benefits to eliminate life insurance benefits for active employees who retire after December 31, 2007 and to increase retiree contributions for both current and future retirees effective January 1, 2008. As a result of this amendment, a curtailment gain of $105 was recorded in the fourth quarter of 2007 as a reduction to general and administrative expenses and $3.9 million was recorded as a reduction to the liability as a component of accumulated other comprehensive income. These amendments reduced the Company’s postretirement benefit obligations and reduced expense in 2008.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

(in thousands of dollars, except share and per share amounts)

The following was the plan status and accumulated postretirement benefit obligation (APBO) at December 31, 2008 and 2007:

	2008	2007
Change in benefit obligation:
Benefit obligation at beginning of year	$3,022	$6,370
Service cost	28	429
Interest cost	107	369
Plan participants’ contributions	36	5
Amendments/curtailments	(877)	(4,447)
Actuarial loss (gain)	(376)	488
Benefits paid	(265)	(208)
Medicare part D prescription drug subsidy	22	16

Benefit obligation at end of year	$1,697	$3,022

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	207	187
Plan participants’ contributions	36	5
Benefits paid	(265)	(208)
Medicare part D prescription drug subsidy	22	16

Fair value of plan assets at end of year	—	—

Funded status	$(1,697)	$(3,022)

Weighted average assumptions:
Discount rate used to determine benefit obligations	6.70%	6.48%

Discount rate used to determine net periodic benefit cost	6.48%	5.90%

The discount rate is determined based on high-quality fixed income investments that match the duration of expected retiree medical and life insurance benefits. The Company has typically used the corporate AA/Aa bond rate for this assumption.

Components of net periodic postretirement benefit cost (income) recognized in the consolidated statements of operations were:

	Year ended December 31,
	2008	2007	2006
Service cost	$28	$429	$485
Interest cost	107	369	335
Amortization of net gains and losses	87	99	92
Amortization of prior service credit	(359)	(46)	(29)
Curtailment income	—	(105)	—

Net periodic postretirement benefit cost (income)	$(137)	$746	$883

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

(in thousands of dollars, except share and per share amounts)

The amounts recognized on the consolidated balance sheets were $1,697 and $3,022 at December 31, 2008 and 2007, respectively. Amounts recognized in accumulated other comprehensive income that have not yet been recognized as components of net periodic benefit cost (income), consisted of:

	2008	2007
Prior service cost	$4,827	$4,309
Net gain	(1,594)	(2,057)
Income tax provision	(1,269)	(891)

Accumulated other comprehensive income	$1,964	$1,361

The estimated net gain and prior service credit for the postretirement benefit plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $86 and ($359), respectively.

The following table reflects the changes in accumulated other comprehensive income for the years ended December 31, 2008 and 2007:

	2008	2007
Net loss (gain)	$(376)	$488
Prior service credit	(877)	(4,448)
Amortization of net loss	(87)	(99)
Amortization of prior service credit	359	46
Curtailment income	—	105
Deferred income taxes	378	1,546

Total recognized in accumulated other comprehensive income	$(603)	$(2,362)

Assumed health care cost trend rates at December 31 were as follows:

	2008	2007	2006
Medical benefits cost trend rate assumed for the following year	8.50%	9.00%	8.00%
Prescription drug benefit cost trend rate assumed for the following year	10.00%	11.00%	10.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2016	2016	2012

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in the health care cost trend rates would have the following effects:

	1% Increase	1% Decrease
Effect on total of service and interest cost components	$9	$(8)
Effect on postretirement benefit obligation	132	(122)

During 2009, the Company expects to contribute approximately $ 131 to its postretirement benefit plan. The benefits, net of Medicare Part D subsidy receipts, expected to be paid in each year from 2009 through 2013 are $115, $114, $110, $110 and $136 respectively, and for the years 2014-2018 the aggregate amount is $891.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

(in thousands of dollars, except share and per share amounts)

16. Net Income per Share

Basic net income per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income for the period by the weighted average number of common shares outstanding plus the dilutive effect of outstanding stock options using the treasury stock method. The computation of diluted net income per share excludes options to purchase 1,151,637, 612,222 and 620,875 shares of common stock in 2008, 2007 and 2006 because the exercise price of these options was greater than the average market price of the common shares in the periods and therefore, they were antidilutive. In addition, options to purchase 612,222 and 620,875 shares of common stock are excluded from the computation of diluted income per share in 2007 and 2006 as they were antidilutive under the treasury stock method.

The following table is a reconciliation of the net income and share amounts used in the calculation of basic net income per share and diluted net income per share:

	Year ended December 31,
	2008	2007	2006
Basic net income per share:
Net income	$12,752	$15,053	$13,424
Weighted average common shares outstanding	21,573,500	21,551,850	16,152,060
Basic net income per share	$0.59	$0.70	$0.83
Diluted net income per share:
Net income for diluted income per share	$12,752	$15,053	$13,424
Shares used in computing basic income per share	21,573,500	21,551,850	16,152,060
Dilutive effect of stock options—treasury stock method	2,273	7,389	270

Shares used in computing diluted net income per share	21,575,773	21,559,239	16,152,330

Diluted net income per share	$0.59	$0.70	$0.83

17. Subsequent Events

On January 15, 2009, the Company granted in the aggregate options to purchase 521,900 shares of its common stock, consisting of 160,000 shares of non-qualified stock options and 361,900 shares of incentive stock options, and issued 6,300 shares of restricted stock. The non-qualified stock options and ISO’s granted are exercisable for up to one-fifth of the total number of options granted on or after the first anniversary of the grant date and as of the first day of each month thereafter are exercisable for an additional one-sixtieth of the total number of options granted until fully exercisable. The options expire seven years from the date of the grant and were issued with an exercise price equal to the fair market value of the stock price, or $2.60 per share of common stock, on the date of grant. The restricted stock awards vest 100% on the third anniversary of the award date.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

(in thousands of dollars, except share and per share amounts)

18. Selected Quarterly Financial and Earnings Data (Unaudited)

	2008
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
Revenue	$195,753		$210,682		$209,064		$200,828
Gross profit (1)	23,106		26,288		25,962		27,840
Income from operations	9,693		12,080	(2)	12,677		9,513	(2)
Net income	1,446		3,257	(3)	3,680		4,369	(3)
Basic and diluted net income per common share	0.07		0.15		0.17		0.20

	2007
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
Revenue	$188,203		$200,449		$203,509		$197,248
Gross profit (1)	25,409		29,074		28,536		27,546
Income from operations	12,310	(4)	15,361		14,348	(4)	13,426	(4)
Net income	1,577	(5)	5,098		4,863		3,515
Basic and diluted net income per common share	0.07		0.24		0.23		0.16

(1)	Gross profit is defined as total revenues less cost of sales, restaurant wages and related expenses, restaurant rent expense, other restaurant operating expenses and advertising expenses.
(2)	The Company recorded $0.1 million related to the sale of a Taco Cabana restaurant property in the second quarter of 2008 and $0.5 million related to an insurance recovery for damages to a Taco Cabana restaurant property in Galveston, Texas from Hurricane Ike in the fourth quarter of 2008. (See Note 9)
(3)	The Company repurchased and retired $2.0 million and $13.0 million principal amount of the Notes in open market transactions in the second and fourth quarter of 2008, respectively resulting in a gain on extinguishment debt of $0.2 million and $4.2 million in the second and fourth quarter of 2008, respectively.
(4)	The Company recorded $0.3 million of other income related to the sale of one of its Taco Cabana restaurant properties in the first quarter of 2007, $0.3 million of other income related to the sale of one of its non-operating Burger King restaurant properties in the third quarter of 2007 and $0.5 million of other income related to the sale of one of its non-operating Burger King restaurant properties in the fourth quarter of 2007 (See Note 9).
(5)	The Company recorded a $1.5 million loss on extinguishment of debt for the write off of deferred financing costs associated with its prior senior credit facility.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF

CARROLS RESTAURANT GROUP, INC.

(PARENT COMPANY ONLY)

CONDENSED BALANCE SHEETS

(in thousands of dollars except share and per share amounts)

	December 31,
	2008	2007
ASSETS
Investment in and advances from unconsolidated subsidiary	$8,503	$(6,797)

Total assets	$8,503	$(6,797)

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Due to unconsolidated subsidiary	$44	$38

Total current liabilities	44	38

Total liabilities	44	38

Stockholders’ equity (deficit):
Preferred stock, par value $.01; authorized 20,000,000 shares, issued and outstanding—none	—	—
Voting common stock, par value $.01; authorized 100,000,000 shares, issued and outstanding— 21,592,462 and 21,571,565 shares, respectively	216	216
Additional paid-in capital	348	(1,591)
Retained earnings (accumulated deficit)	6,072	(6,680)
Accumulated other comprehensive income	1,964	1,361
Treasury stock, at cost	(141)	(141)

Total stockholders’ equity (deficit)	8,459	(6,835)

Total liabilities and stockholders’ equity (deficit)	$8,503	$(6,797)

The accompanying notes are an integral part of these condensed financial statements.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF

CARROLS RESTAURANT GROUP, INC.

(PARENT COMPANY ONLY)

CONDENSED STATEMENTS OF OPERATIONS

(in thousands of dollars)

	Year Ended December 31,
	2008	2007	2006
Income:
Investment income from unconsolidated subsidiary	$12,758	$15,059	$13,430
Expenses:
General and administrative	6	6	6

Net income	$12,752	$15,053	$13,424

The accompanying notes are an integral part of these condensed financial statements.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF

CARROLS RESTAURANT GROUP, INC.

(PARENT COMPANY ONLY)

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands of dollars)

	Year Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income	$12,752	$15,053	$13,424
Adjustments to reconcile net income to net cash provided from operating activities:
Increase in investment in unconsolidated subsidiary	(12,758)	(15,059)	(13,430)
Increase in due to unconsolidated subsidiary	6	6	6

Net cash provided from operating activities	—	—	—

Net increase (decrease) in cash and cash equivalents	—	—	—
Cash and cash equivalents, beginning of year	—	—	—

Cash and cash equivalents, end of year	$—	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF

CARROLS RESTAURANT GROUP, INC.

(PARENT COMPANY ONLY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

Carrols Restaurant Group, Inc’s (the “Company”) investment in subsidiary is stated at cost plus equity in the undistributed earnings of its subsidiary. The Company’s share of net income of its unconsolidated subsidiary is included in consolidated income using the equity method. This condensed financial information of the parent company only should be read in conjunction with the Consolidated Financial Statements of the Company included elsewhere in this annual report.

Note 2 – Initial Public Offering

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

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2008, 2007 and 2006

(in thousands of dollars)

	Column B	Column C		Column D		Col. E
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to other accounts	Deductions		Balance at End of Period
Year ended December 31, 2008:
Deferred income tax valuation allowance.	$765	$(190)	$—	$—		$575
Year ended December 31, 2007:
Deferred income tax valuation allowance.	$1,022	$(257)	$—	$—		$765
Year ended December 31, 2006:
Reserve for note receivable	$1,094	$—	$—	$(1,094	)(a)	$—
Deferred income tax valuation allowance	1,119	(97)	—	—		1,022

(a)	Represents payments received on this fully reserved note (See Note 5 to the consolidated financial statements).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of

Carrols Corporation and subsidiaries

Syracuse, NY

We have audited the accompanying consolidated balance sheets of Carrols Corporation and subsidiaries (the “Company”) (a wholly owned subsidiary of Carrols Restaurant Group, Inc.) as of December 28, 2008 and December 30, 2007, and the related consolidated statements of operations, changes in stockholder’s equity (deficit), and cash flows for each of the three years in the period ended December 28, 2008. Our audits also included the financial statement schedule listed in the index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 28, 2008 and December 30, 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 28, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Rochester, NY

March 9, 2009

CARROLS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2008 and 2007

(in thousands of dollars except share and per share amounts)

	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$3,399	$7,396
Trade and other receivables	5,622	4,734
Inventories	5,588	5,339
Prepaid rent	2,998	2,803
Prepaid expenses and other current assets	6,738	6,172
Deferred income taxes (Note 10)	4,890	4,802

Total current assets	29,235	31,246
Property and equipment, net (Note 2)	195,376	200,325
Franchise rights, net (Note 3)	76,870	80,052
Goodwill (Note 3)	124,934	124,934
Intangible assets, net (Note 3)	675	887
Franchise agreements, at cost less accumulated amortization of $5,729 and $5,646, respectively	5,826	5,548
Deferred income taxes (Note 10)	6,697	10,559
Other assets	10,585	12,007

Total assets	$450,198	$465,558

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt (Note 7)	$12,093	$3,129
Accounts payable	18,789	20,054
Accrued interest	7,742	8,148
Accrued payroll, related taxes and benefits	15,431	18,669
Accrued income taxes	2,099	933
Accrued real estate taxes	3,803	3,312
Other liabilities	10,848	10,113

Total current liabilities	70,805	64,358
Long-term debt, net of current portion (Note 7)	289,202	298,154
Lease financing obligations (Note 8)	14,859	52,689
Deferred income—sale-leaseback of real estate	43,447	31,348
Accrued postretirement benefits (Note 15)	1,697	3,022
Other liabilities (Note 5)	21,685	22,784

Total liabilities	441,695	472,355
Commitments and contingencies (Note 13)
Stockholder’s equity (deficit) (Note 11):
Common stock, par value $1; authorized 1,000 shares, issued and outstanding— 10 shares	—	—
Additional paid-in capital	(7,145)	(9,084)
Retained earnings	13,684	926
Accumulated other comprehensive income (Note 15)	1,964	1,361

Total stockholder’s equity (deficit)	8,503	(6,797)

Total liabilities and stockholder’s equity (deficit)	$450,198	$465,558

The accompanying notes are an integral part of these consolidated financial statements.

CARROLS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2008, 2007 and 2006

(in thousands of dollars)

	2008	2007	2006
Revenues:
Restaurant sales	$814,893	$788,065	$750,069
Franchise royalty revenues and fees	1,434	1,344	1,357

Total revenues	816,327	789,409	751,426

Costs and expenses:
Cost of sales	244,816	225,945	210,299
Restaurant wages and related expenses (including stock-based compensation expense of $233, $228 and $6, respectively)	236,215	231,735	218,797
Restaurant rent expense	46,686	44,122	37,768
Other restaurant operating expenses	123,278	115,792	111,101
Advertising expense	31,329	30,941	27,692
General and administrative (including stock-based compensation expense of $1,706, $1,310 and $74, respectively)	52,657	52,627	49,750
Depreciation and amortization	32,436	31,777	33,534
Impairment and other lease charges (Note 4)	5,521	2,169	1,019
Other income (Notes 5 and 9)	(580)	(1,150)	(2,787)

Total operating expenses	772,358	733,958	687,173

Income from operations	43,969	55,451	64,253
Interest expense	28,033	31,439	44,262
Loss (gain) on extinguishment of debt (Note 7)	(4,368)	1,485	—

Income before income taxes	20,304	22,527	19,991
Provision for income taxes (Note 10)	7,546	7,468	6,561

Net income	$12,758	$15,059	$13,430

The accompanying notes are an integral part of these consolidated financial statements.

CARROLS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY (DEFICIT)

Years Ended December 31, 2008, 2007 and 2006

(in thousands of dollars)

	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholder’s Equity (Deficit)
Balance at January 1, 2006	$—	$(75,948)	$(27,563)	$—	$(103,511)
Equity contribution from parent	—	65,347	—	—	65,347
Net income	—	—	13,430	—	13,430
Adjustment to adopt SFAS No. 158, net of tax of $654 (Note 15)	—	—	—	(1,001)	(1,001)

Balance at December 31, 2006	—	(10,601)	(14,133)	(1,001)	(25,735)
Adjustment to initial public offering expenses (Note 11)	—	(21)	—	—	(21)
Stock-based compensation	—	1,538	—	—	1,538
Comprehensive income:
Net income	—	—	15,059	—	15,059
Change in postretirement benefit obligations, net of tax of $1,546 (Note 15)	—	—	—	2,362	2,362

Total comprehensive income					17,421

Balance at December 31, 2007	—	(9,084)	926	1,361	(6,797)
Stock-based compensation	—	1,939	—	—	1,939
Comprehensive income:
Net income			12,758		12,758
Change in postretirement benefit obligations, net of tax of $378 (Note 15)	—	—	—	603	603

Total comprehensive income					13,361

Balance at December 31, 2008	$—	$(7,145)	$13,684	$1,964	$8,503

The accompanying notes are an integral part of these consolidated financial statements.

CARROLS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2008, 2007 and 2006

(in thousands of dollars)

	2008	2007	2006
Cash flows provided from operating activities:
Net income	$12,758	$15,059	$13,430
Adjustments to reconcile net income to net cash provided from operating activities:
Loss (gain) on disposals of property and equipment	542	(398)	(1,398)
Stock-based compensation	1,939	1,538	69
Depreciation and amortization	32,436	31,777	33,534
Impairment and other lease charges	5,521	2,169	1,019
Amortization of deferred financing costs	1,180	1,239	1,449
Amortization of unearned purchase discounts	(2,148)	(2,155)	(2,155)
Amortization of deferred gains from sale-leaseback transactions	(2,212)	(1,954)	(1,303)
Gain on settlements of lease financing obligations	(48)	(174)	(120)
Accretion of interest on lease financing obligations	229	532	412
Deferred income taxes	3,396	(1,232)	3,123
Loss (gain) on extinguishment of debt	(4,368)	1,485	—
Changes in other operating assets and liabilities:
Refundable income taxes	—	2,806	(2,213)
Accounts payable	(1,383)	2,447	(670)
Accrued interest	(406)	287	246
Accrued payroll, related taxes and benefits	(3,238)	224	2,742
Accrued income taxes	1,166	933	—
Other liabilities—current	778	(1,300)	1,960
Other liabilities—long-term	1,055	1,835	(580)
Other	(2,551)	(163)	(790)

Net cash provided from operating activities	44,646	54,955	48,755

Cash flows used for investing activities:
Capital expenditures:
New restaurant development	(35,856)	(34,897)	(28,132)
Restaurant remodeling	(11,610)	(10,074)	(6,372)
Other restaurant capital expenditures	(8,420)	(8,606)	(9,049)
Corporate and restaurant information systems	(6,522)	(2,241)	(1,586)

Total capital expenditures	(62,408)	(55,818)	(45,139)
Properties purchased for sale-leaseback	—	(2,461)	(3,413)
Proceeds from sale-leaseback transactions	14,642	10,599	36,313
Proceeds from sales of other properties	119	2,385	1,800

Net cash used for investing activities	(47,647)	(45,295)	(10,439)

Cash flows used for financing activities:
Repayment of term loans under prior credit facility	—	(118,400)	—
Borrowings on revolving credit facility	142,100	49,600	—
Repayments on revolving credit facility	(124,100)	(49,600)	—
Proceeds from new senior credit facility	—	120,000	—
Scheduled principal payments on term loans	(3,000)	—	(2,200)
Principal pre-payments on term loans	—	—	(91,200)
Principal payments on capital leases	(146)	(314)	(387)
Expenses from initial public offering	—	(21)	65,419
Proceeds from issuance of debt	—	—	—
Financing costs associated with issuance of debt	—	(1,228)	—
Dividends paid to parent	—	—	(141)
Repurchase of senior subordinated notes	(10,350)	—	—
Settlement of lease financing obligations	(5,500)	(6,240)	(15,199)

Net cash used for financing activities	(996)	(6,203)	(43,708)

Net increase (decrease) in cash and cash equivalents	(3,997)	3,457	(5,392)
Cash and cash equivalents, beginning of year	7,396	3,939	9,331

Cash and cash equivalents, end of year	$3,399	$7,396	$3,939

Supplemental disclosures:
Interest paid on long-term debt	$22,475	$24,467	$32,302
Interest paid on lease financing obligations	$4,603	$4,913	$9,974
Accruals for capital expenditures	$860	$742	$995
Income taxes paid	$2,985	$5,494	$(870)
Capital lease obligations incurred	$158	$88	$—
Non-cash reduction of assets under lease financing obligations due to lease amendments	$23,339	$—	$24,707
Non-cash reduction of lease financing obligations due to lease amendments	$32,565	$—	$37,544

The accompanying notes are an integral part of these consolidated financial statements.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2008, 2007 and 2006

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

The difference between the consolidated financial statements of Carrols Corporation and Carrols Restaurant Group is due to additional rent expense of approximately $6 per year for Carrols Restaurant Group and the composition of stockholder’s deficit.

Business Description. At December 31, 2008, the Company operated, as franchisee, 315 quick-service restaurants under the trade name “Burger King” in 12 Northeastern, Midwestern and Southeastern states. At December 31, 2008, the Company also owned and operated 91 Pollo Tropical restaurants, of which 86 were in Florida, 4 were in New Jersey and one was in Connecticut, and franchised a total of 25 Pollo Tropical restaurants, 21 in Puerto Rico, two in Ecuador and two on college campuses in Florida. At December 31, 2008, the Company owned and operated 154 Taco Cabana restaurants located primarily in Texas and franchised two Taco Cabana restaurants in New Mexico, one in Georgia and one in Texas.

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

Fiscal Year. The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. All references herein to fiscal years ended December 31, 2006, December 30, 2007 and December 28, 2008 will be referred to as fiscal years ended December 31, 2006, 2007 and 2008, respectively. The fiscal years ended December 31, 2008, 2007 and 2006 each contained 52 weeks.

Cash and Cash Equivalents. The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. At December 31, 2008, the Company had $1.2 million invested in money market funds.

Inventories. Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories are primarily comprised of food and paper.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

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

Burger King Franchise Rights. For its Burger King restaurant acquisitions prior to 2002, the Company has generally allocated to franchise rights, an intangible asset, the excess of purchase price and related costs over the value assigned to the net tangible and intangible assets acquired. Amounts allocated to franchise rights for each acquisition are amortized using the straight-line method over the average remaining term of the acquired franchise agreements plus one twenty year renewal period.

Burger King Franchise Agreements. Fees for initial franchises and renewals are amortized using the straight-line method over the term of the agreement, which is generally twenty years.

Goodwill. Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. Goodwill is not amortized but is tested at least annually as of December 31st for impairment.

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

Years Ended December 31, 2008, 2007 and 2006

(in thousands of dollars, except share and per share amounts)

Lease Financing Obligations. Lease financing obligations pertain to real estate sale-leaseback transactions accounted for under the financing method as required by SFAS No. 98, “Accounting for Leases” (“SFAS 98”). The assets (land and building) subject to these obligations remain on the Company’s consolidated balance sheet at their historical costs and such assets (excluding land) continue to be depreciated over their remaining useful lives. The proceeds received by the Company from these transactions are recorded as lease financing obligations and the lease payments are applied as payments of principal and interest. The selection of the interest rate on lease financing obligations is evaluated at inception of the lease based on the Company’s incremental borrowing rate adjusted to the rate required to prevent recognition of a non-cash loss or negative amortization of the obligation through the end of the primary lease term. In addition, if a purchase option exists for any properties subject to a lease financing obligation, the purchase option is evaluated for its probability of exercise on an ongoing basis. This evaluation considers many factors including, without limitation, the Company’s intentions, the fair value of the underlying properties, the Company’s ability to acquire the property, economic circumstances and other available alternatives to the Company for the continued use of the property. At December 31, 2008, one purchase option was considered probable of exercise by the Company. At December 31, 2007, no purchase options were considered probable of exercise by the Company.

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

Pre-opening Costs. The Company’s pre-opening costs are expensed as incurred and generally include payroll costs associated with opening the new restaurant, rent and promotional costs.

Insurance. The Company is insured for workers’ compensation, general liability and medical insurance claims under policies where it pays all claims, subject to annual stop-loss limitations both for individual claims

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

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

•

Senior Subordinated Notes. The fair values of outstanding senior subordinated notes are based on quoted market prices. The fair values at December 31, 2008 and 2007 were approximately $111.4 million and $163.8 million, respectively.

•

Revolving and Term Loan Facilities. Rates and terms under the Company’s senior credit facility are significantly favorable to debt with similar terms and maturities that could be potentially obtainable, if at all, at December 31, 2008. Given the lack of comparative information regarding such debt it is not practicable to estimate the fair value of our existing borrowings at December 31, 2008.

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

Carrols Restaurant Group adopted an incentive stock plan in 2006 under which incentive stock options, non-qualified stock options and restricted shares may be granted to employees and non-employee directors. On an annual basis, Carrols Restaurant Group has granted incentive stock options, non-qualified stock options and restricted shares under this plan. The stock options granted generally vest at 20% per year and expire seven years from the date of grant. Restricted shares granted to employees generally vest 100% after three years and restricted shares granted to non-employee directors vest generally vest at 20% per year and the fair value of shares granted is determined based on Carrols Restaurant Group’s closing stock price on the date of grant. Stock-based compensation related to these grants totaled $1.9 million, $1.5 million and $0.1 million in 2008, 2007 and 2006, respectively.

The weighted average fair-value of options granted by Carrols Restaurant Group in 2008, 2007 and 2006 was $2.64, $6.78 and $4.02, respectively, which was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2008	2007	2006
Risk-free interest rate	3.06%	4.83%	4.58%
Annual dividend yield	0%	0%	0%
Expected life	4.8 years	5 years	5 years
Expected volatility	33%	30%	30%

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

(in thousands of dollars, except share and per share amounts)

The assumptions include the risk-free rate of interest, expected dividend yield, expected volatility, and the expected term of the award. The risk-free rate of interest was based on the zero coupon U.S. Treasury rates appropriate for the expected term of the award. There are no expected dividends as Carrols Restaurant Group does not currently plan to pay dividends on its common stock. Expected stock price volatility was based on the implied volatility of a peer group that had actively traded stock during the period immediately preceding the share-based award grant. This period was equal to the award’s expected term which was estimated using the simplified method, as prescribed by SAB No. 110, for options granted in 2008, 2007 and 2006. Compensation expense is recognized only for those options expected to vest, with forfeitures estimated based on the Company’s historical experience and future expectations. Also see Note 11 to the consolidated financial statements.

Gift cards. The Company sells gift cards to its customers in its restaurants and through selected third parties. The gift cards sold to its Pollo Tropical and Taco Cabana customers have no stated expiration dates and are subject in certain states to actual and/or potential escheatment rights. Proceeds from the sale of gift cards at the Company’s Burger King restaurants are remitted to Burger King Corporation. The Company recognizes revenue from gift cards upon redemption by the customer. Revenues from gift card breakage or from inactive gift cards related to Pollo Tropical and Taco Cabana are not material to the Company’s consolidated financial statements.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) which defines fair value, establishes a framework for using fair value to measure assets and liabilities and expands disclosures about fair value measurements. The statement applies whenever other pronouncements require or permit assets or liabilities to be measured at fair value. In February 2007, the FASB issued FSP FAS 157-2, delaying the effective date of SFAS 157 for certain nonfinancial assets and certain nonfinancial liabilities to fiscal years beginning after November 15, 2008. The implementation of SFAS 157 for financial assets and financial liabilities, effective for fiscal 2008, did not have a material impact on the Company’s consolidated financial statements. The Company is currently evaluating the impact SFAS 157 may have for nonfinancial assets and liabilities in its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities – Including an Amendment of FASB Statement No. 115” (“SFAS 159”). This statement permitted entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 was effective for the Company’s fiscal year beginning January 1, 2008. The Company did not elect to begin reporting any financial assets or liabilities at fair value upon adoption of this standard.

In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations” (“SFAS 141 (R)”), which replaces SFAS 141. SFAS 141 (R) requires assets and liabilities acquired in a business combination, contingent consideration and certain acquired contingencies to be measured at their fair values as of the date of acquisition. SFAS 141 (R) also requires that acquisition-related costs and restructuring costs be recognized separately from the business combinations. SFAS 141 (R) is effective for fiscal years beginning after December 15, 2008 and will be effective for business combinations entered into after January 1, 2009. The effect on future periods will depend on the nature and significance of any acquisitions the Company may subsequently make that are subject to this statement.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 clarifies the accounting for noncontrolling

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

(in thousands of dollars, except share and per share amounts)

interests and establishes accounting and reporting standards for the noncontrolling interest in a subsidiary, including classification as a component of equity. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company has determined that adopting SFAS 160 will have no impact on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS 162 became effective on November 15, 2008 and its adoption of SFAS 162 in the fourth quarter of 2008 had no impact on the Company’s consolidated financial statements.

2. Property and Equipment

Property and equipment at December 31 consisted of the following:

	December 31,
	2008	2007
Land	$24,760	$40,926
Owned buildings	28,757	45,694
Leasehold improvements	181,025	161,327
Equipment	213,419	198,953
Assets subject to capital leases	6,848	7,559

	454,809	454,459
Less accumulated depreciation and amortization	(259,433)	(254,134)

	$195,376	$200,325

Assets subject to capital leases pertain to buildings leased for certain restaurant locations and had accumulated amortization at December 31, 2008 and 2007 of $5,781 and $6,518, respectively. At December 31, 2008 and 2007, land of $5,939 and $22,259, respectively, and owned buildings of $7,315 and $24,198, respectively, were subject to lease financing obligations accounted for under the lease financing method (See Note 8). Accumulated depreciation pertaining to owned buildings subject to lease financing obligations at December 31, 2008 and 2007 was $3,079 and $9,497, respectively.

Depreciation expense for all property and equipment for the years ended December 31, 2008, 2007 and 2006 was $28,427, $27,672 and $29,234, respectively.

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

In performing its goodwill impairment test in accordance with SFAS No. 142, the Company compared the net book values of its reporting units to their estimated fair values. In determining the estimated fair values of the

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

(in thousands of dollars, except share and per share amounts)

reporting units, the Company employed a combination of a discounted cash flow analysis and a market-based approach. The results of the discounted cash flow analyses were corroborated with other value indicators where available, such as comparable company earnings multiples and research analyst estimates.

No impairment losses have been recognized as a result of these tests since January 1, 2002. There have been no changes in goodwill for the years ended December 31, 2007 and 2006. Goodwill is summarized below:

	Pollo Tropical	Taco Cabana	Burger King	Total
Balance, December 31, 2008 and 2007	$56,307	$67,177	$1,450	$124,934

Burger King Franchise Rights. Amounts allocated to franchise rights for each Burger King acquisition are amortized using the straight-line method over the average remaining term of the acquired franchise agreements plus one twenty year renewal period. Following is a summary of the Company’s Burger King franchise rights as of the respective balance sheet dates:

	December 31, 2008		December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Franchise rights	$138,308	$61,438	$139,131	$59,079

Amortization expense related to Burger King franchise rights for the years ended December 31, 2008, 2007 and 2006 was $3,197, $3,216 and $3,214, respectively and expects annual amortization to be $3,195 for each of the years ending 2009 through 2013.

Intangible Assets. In July 2005, the Company acquired four Taco Cabana restaurants from a franchisee for a cash purchase price of approximately $4.2 million. Under EITF Issue No. 04 -1 “Accounting for Preexisting Relationships between the Parties to a Business Combination”, certain reacquired rights, including the right to the acquirer’s trade name, are required to be recognized as intangible assets apart from goodwill. The Company has allocated $1.6 million of the purchase price to this intangible asset and determined its weighted average life to be approximately seven years, based on the remaining terms of the acquired franchise agreements. The Company recorded amortization expense relating to the intangible asset of approximately $212, $288 and $290 for the years ended December 31, 2008, 2007 and 2006 and expects the annual expense for each of the next five years ending 2009 through 2013 to be $133, $125, $117, $99 and $81, respectively.

	December 31, 2008		December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets	$1,610	$935	$1,610	$723

4. Impairment of Long-Lived Assets

The Company reviews its long-lived assets, principally property and equipment, for impairment at the restaurant level. If an indicator of impairment exists for any of the assets, an estimate of undiscounted future cash flows for each restaurant is compared to that long-lived asset’s carrying value. If the carrying value is greater than the undiscounted cash flow, the Company then determines the fair value of the asset and if an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

(in thousands of dollars, except share and per share amounts)

Impairment and other lease charges recorded on long-lived assets were as follows:

	Year Ended December 31,
	2008	2007	2006
Burger King	$150	$345	$276
Pollo Tropical	3,181	1,657	—
Taco Cabana	2,190	167	743

	$5,521	$2,169	$1,019

During the fourth quarter of 2008, the Company closed two Taco Cabana restaurants and recorded a charge of $2.2 million, including a fixed asset impairment charge of $1.7 million and other charges of $0.5 million which principally consist of future minimum lease payments and related ancillary costs from the date of the closure to the end of the remaining lease term, net of any estimated cost recoveries from subletting the properties. These charges were recorded at the time the store was closed pursuant to the guidance set forth in SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The Company will evaluate these assumptions quarterly and adjust its related liability accordingly. The Company also recorded a fixed asset impairment charge of $3.1 million associated with three underperforming Pollo Tropical restaurant properties in Florida, one of which was subsequently closed in the first quarter of 2009.

During 2007, the Company impaired recorded an impairment charge of $1.7 million for an underperforming Pollo Tropical restaurant that was closed in 2007.

The Company assesses the potential impairment of Burger King franchise rights whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If an indicator of impairment exists, an estimate of the aggregate undiscounted cash flows from the acquired restaurants is compared to the respective carrying value of franchise rights for each Burger King acquisition. If an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value. No impairment charges were recorded related to the Company’s Burger King franchise rights for the year ended December 31, 2008, 2007 and 2006.

5. Other Liabilities, Long-Term

Other liabilities, long-term, at December 31, consisted of the following:

	At December 31,
	2008	2007
Unearned purchase discounts	$24	$2,231
Accrued occupancy costs	10,949	9,667
Accrued workers’ compensation costs	4,312	4,418
Deferred compensation	3,244	3,231
Other	3,156	3,237

	$21,685	$22,784

Unearned purchase discounts are amortized as a reduction of cost of sales either over the life of the supplier contract or the estimated purchase commitment period. In 2000, Burger King Corporation arranged for the Coca-

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

(in thousands of dollars, except share and per share amounts)

Cola Company and Dr. Pepper/Seven-Up, Inc. to provide funding to franchisees in connection with certain initiatives to upgrade restaurants. The Company received approximately $19.8 million in 2000 and $1.6 million in 2001 under this arrangement with these suppliers. The total amount of these purchase discounts amortized for each of the years ended December 31, 2008, 2007 and 2006 was $2.2 million. The Company expects to record amortization of approximately $2.2 million, substantially the remaining unamortized balance, during the year ended December 31, 2009.

Accrued occupancy costs include obligations pertaining to closed restaurant locations, contingent rent, accruals to expense operating lease rental payments on a straight-line basis over the lease term, and acquired leases with above market rentals.

In 2001, management made the decision to close seven Taco Cabana restaurants in the Phoenix, Arizona market and discontinue restaurant development underway in that market. At both December 31, 2008 and 2007, the Company had $0.5 million of lease liability reserves included in accrued occupancy costs. In 2006, the Company reduced its exit cost reserve by $0.3 million due to an increase in the Company’s estimates for future sub-lease income at certain locations. In addition, the Company reduced collection reserves previously established for a $1.1 million note receivable that was paid in full in the fourth quarter of 2006 related to the sale of leasehold improvements at two of the closed locations that were written off as part of the exit charge in 2001. Other income in 2006 in the consolidated statements of operations included $1.4 million as a result of these transactions.

6. Leases

The Company utilizes land and buildings in operation under various lease agreements. The Company does not consider any one of these individual leases material to the Company’s operations. Initial lease terms are generally for twenty years and, in many cases, provide for renewal options and in some cases rent escalations. Certain leases require contingent rent, determined as a percentage of sales as defined by the terms of the applicable lease agreement. For most locations, the Company is obligated for occupancy related costs including payment of property taxes, insurance and utilities.

In the years ended December 31, 2008, 2007 and 2006, the Company sold twelve, six, and twenty-four restaurant properties in sale-leaseback transactions for net proceeds of $14,642, $10,599 and $36,313, respectively. These leases have been classified as operating leases and generally contain a twenty-year initial term plus renewal options.

Deferred gains on sale-leaseback transactions, including sales of properties initially accounted for as lease financing obligations and whose leases were subsequently qualified as operating leases as discussed in Note 8, of $14,311, $1,935 and $22,034 for the years ended December 31, 2008, 2007 and 2006, respectively, have been recorded and are being amortized over the term of the related leases. The amortization of deferred gains related to these transactions was $2,212, $1,954 and $1,303 for the years ended December 31, 2008, 2007 and 2006, respectively.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

(in thousands of dollars, except share and per share amounts)

Minimum rent commitments under capital and non-cancelable operating leases at December 31, 2008 were as follows:

Years Ending December 31,	Capital	Operating
2009	$218	$47,349
2010	184	45,866
2011	153	44,151
2012	122	41,925
2013	124	40,071
Thereafter	1,681	337,188

Total minimum lease payments	2,482	$556,550

Less amount representing interest	(1,187)

Total obligations under capital leases	1,295
Less current portion	(93)

Long-term obligations under capital leases	$1,202

Total rent expense on operating leases, including percentage rent on both operating and capital leases, was as follows:

	Year ended December 31,
	2008	2007	2006
Minimum rent on real property	$43,191	$41,036	$34,978
Additional rent based on percentage of sales	3,495	3,086	2,790

Restaurant rent expense	46,686	44,122	37,768
Administrative rent	907	909	875
Equipment rent	730	729	731

	$48,323	$45,760	$39,374

7. Long-Term Debt

Long-term debt at December 31 consisted of the following:

	December 31,
	2008	2007
Collateralized:
Senior Credit Facility-Revolving credit facility	$18,000	$—
Senior Credit Facility-Term loan A facility	117,000	120,000
Unsecured:
9% Senior Subordinated Notes	165,000	180,000
Capital leases (Note 6)	1,295	1,283

	301,295	301,283
Less: current portion	(12,093)	(3,129)

	$289,202	$298,154

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

(in thousands of dollars, except share and per share amounts)

Senior Credit Facility. On March 9, 2007, the Company terminated and replaced its prior senior credit facility with a new senior credit facility with a syndicate of lenders. The Company’s senior credit facility initially totaled $185 million, consisting of $120 million principal amount of term loan A borrowings maturing on March 8, 2013 (or earlier on September 30, 2012 if the Senior Subordinated Notes due 2013 are not refinanced by June 30, 2012) and a $65.0 million revolving credit facility (including a sub-limit of up to $25.0 million for letters of credit and up to $5.0 million for swingline loans) maturing on March 8, 2012. The term loan A borrowings and an additional $4.3 million of revolver borrowings from this facility were used to repay all outstanding borrowings and other obligations under the Company’s prior senior credit facility and to pay certain fees and expenses incurred in connection with the senior credit facility. The Company also recorded a $1.5 million loss on extinguishment of debt in the year ended December 31, 2007 for the write-off of deferred financing costs related to the prior senior credit facility upon termination of that facility.

The term loan and revolving credit borrowings under the senior credit facility bear interest at a per annum rate, at the Company’s option, of either:

1)	the applicable margin ranging from 0% to 0.25% based on the Company’s senior leverage ratio (as defined in the senior credit facility) plus the greater of (i) the prime rate or (ii) the federal funds rate for that day plus 0.5%; or

2)	Adjusted LIBOR plus the applicable margin percentage in effect ranging from 1.0% to 1.5% based on the Company’s senior leverage ratio. At December 31, 2008, the LIBOR margin was 1.25%.

At December 28, 2008, outstanding borrowings under Term loan A were $117.0 million with the remaining balance due and payable as follows:

1)	two quarterly installments of $1.5 million on December 31, 2008 and March 31, 2009;

2)	eight quarterly installments of $3.0 million beginning on June 30, 2009;

3)	four quarterly installments of $4.5 million beginning on June 30, 2011; and

4)	four quarterly installments of $18.0 million beginning on June 30, 2012.

Under the senior credit facility, the Company is required to make mandatory prepayments of principal on term loan A facility borrowings (a) annually in an amount up to 50% of Excess Cash Flow depending upon Carrols’ Total Leverage Ratio (as such terms are defined in the senior credit facility), (b) in the event of certain dispositions of assets (all subject to certain exceptions) and insurance proceeds, in an amount equal to 100% of the net proceeds received by the Company therefrom, and (c) in an amount equal to 100% of the net proceeds from any subsequent issuance of debt. The senior credit facility contains customary default provisions as provided therein, including without limitation, a cross default provision pursuant to which it is an event of default under the senior credit facility if there is a default in the payment of any principal of or interest on any indebtedness of the Company having an outstanding principal amount of at least $2.5 million (excluding lease financing obligations but which would include the Indenture governing the Notes) or any event or condition which results in the acceleration of such indebtedness prior to its stated maturity.

In general, the Company’s obligations under the senior credit facility are guaranteed by Carrols Restaurant Group and all of the Company’s material subsidiaries and are collateralized by a pledge of the Company’s common stock and the stock of each of its material subsidiaries. The senior credit facility contains certain covenants, including, without limitation, those limiting the Company’s ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of its business, engage in transactions with related parties,

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

(in thousands of dollars, except share and per share amounts)

make certain investments or pay dividends. In addition, the Company is required to meet certain financial ratios, including fixed charge coverage, senior leverage, and total leverage ratios (all as defined under the senior credit facility). The Company was in compliance with the covenants under its senior credit facility as of December 31, 2008.

After reserving $14.3 million for letters of credit guaranteed by the facility, $32.7 million was available for borrowings under the revolving credit facility at December 31, 2008.

Senior Subordinated Notes. On December 15, 2004, the Company issued $180.0 million of 9% Senior Subordinated Notes due 2013 (the “Notes”) that bear interest at a rate of 9% payable semi-annually on January 15 and July 15 and mature on January 15, 2013. The notes are redeemable at the option of the Company in whole or in part on or after January 15, 2009 at a price of 104.5% of the principal amount if redeemed before January 15, 2010, 102.25% of the principal amount if redeemed after January 15, 2010 but before January 15, 2011 and at 100% of the principal amount after January 15, 2011.

During 2008, the Company repurchased and retired $15.0 million principal amount of the Notes in open market transactions for $10.4 million resulting in a gain on extinguishment of debt of $4.4 million, net of a $0.3 million write-off of deferred financing costs. At December 31, 2008 and 2007, $165.0 million and $180.0 million principal amount of the Notes were outstanding, respectively.

Restrictive covenants under the Notes include limitations with respect to the Company’s ability to incur additional debt, incur liens, sell or acquire assets or businesses, pay dividends and make certain investments. The Company was in compliance as of December 31, 2008 with the restrictive covenants in the Indenture governing the Notes.

The Indenture governing the Notes contains customary default provisions as provided therein, including without limitation, a cross default provision pursuant to which it is an event of default under the Notes and the Indenture if there is a default under any indebtedness of the Company having an outstanding principal amount of $20 million or more (which would include the senior credit facility) if such default results in the acceleration of such indebtedness prior to its stated maturity or is caused by a failure to pay principal when due.

At December 31, 2008, principal payments required on all long-term debt are as follows:

2009	$12,093
2010	12,079
2011	16,555
2012	58,529
2013	201,033
Thereafter	1,006

$301,295

The weighted average interest rate on all debt, excluding lease financing obligations, for the years ended December 31, 2008, 2007 and 2006 was 6.9%, 8.1% and 8.3%, respectively. Interest expense on the Company’s long-term debt, excluding lease financing obligations, was $23,177, $25,905 and $33,852 for the years ended December 31, 2008, 2007 and 2006, respectively.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

(in thousands of dollars, except share and per share amounts)

8. Lease Financing Obligations

The Company entered into sale-leaseback transactions in various years that did not qualify for sale-leaseback accounting and as a result were classified as financing transactions under SFAS 98, “Accounting For Leases”. Under the financing method, the assets remain on the consolidated balance sheet and proceeds received by the Company from these transactions are recorded as a financing liability. Payments under these leases are applied as payments of imputed interest and deemed principal on the underlying financing obligations.

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

During 2008 and 2007, the Company exercised its right of first refusal under the leases for certain restaurant properties previously accounted for as lease financing obligations and purchased these properties from the lessor. As a result, the Company reduced its lease financing obligations by $5.5 million and $6.2 million, in 2008 and 2007, respectively. The Company also recorded a gain of $0.2 million in 2007 as a reduction of interest expense representing the net amount by which the lease financing obligations exceeded the purchase price of the restaurant properties acquired.

In late 2008, the Company also amended or modified certain lease provisions and terminated certain purchase options, for certain restaurant leases previously accounted for as lease financing obligations. The changes permitted 24 leases to qualify as operating leases and the related sale-leaseback transactions to be recorded as sales, which removed all of the respective assets under lease financing obligations and related liabilities from its consolidated balance sheet. The gains from these sales were generally deferred and are being amortized as an adjustment to rent expense over the remaining term of the underlying leases.

As a result of these transactions in 2008, the Company reduced its lease financing obligations by $38.1 million, reduced its assets under lease financing obligations by $23.3 million and recorded deferred gains of $8.8 million. Of these amounts, $32.6 million of lease financing obligations and $23.3 million of assets under lease financing obligations were reflected as non-cash transactions in the 2008 consolidated statement of cash flows.

During 2006, the Company exercised its right of first refusal under the leases for 14 restaurant properties following the exercise of purchase options and purchased these 14 restaurant properties from the respective lessors. Concurrently with these purchases, the properties were sold in qualified sale-leaseback transactions. The Company recorded deferred gains representing the amounts by which the sales prices exceeded the net book value of the underlying assets. Deferred gains are being amortized as an adjustment to rent expense over the term of the leases, which are generally 20 years.

The Company also amended lease agreements for 21 restaurant properties and amended a master lease agreement covering 13 restaurant properties in 2006, all of which were previously accounted for as lease financing obligations, to eliminate or otherwise cure the provisions that precluded the original sale-leaseback

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

(in thousands of dollars, except share and per share amounts)

accounting under SFAS 98. As a result of such amendments, the Company recorded these sale-leaseback transactions as sales, removed all of the respective assets under lease financing obligations and related liabilities from its consolidated balance sheet and recognized gains from the sales, which were generally deferred and are being amortized as an adjustment to rent expense over the remaining term of the underlying leases.

As a result of the above transactions, in 2006 the Company reduced its lease financing obligations by $52.8 million, reduced its assets under lease financing obligations by $36.2 million and recorded deferred gains of $18.3 million. The Company also recorded interest expense of $2.0 million which represents the net amount by which the purchase price for the restaurant properties exceeded the lease financing obligations. Of these amounts, $37.5 million of lease financing obligations and $24.7 million of assets under lease financing obligations were reflected as non-cash transactions in the 2006 consolidated statement of cash flows.

At December 31, 2008, payments required on lease financing obligations were as follows:

2009	$1,411
2010	1,418
2011	1,499
2012	1,508
2013	1,519
Thereafter, through 2023	24,079

Total minimum lease payments	31,434
Less: Interest implicit in obligations	(16,575)

Total lease financing obligations	$14,859

The interest rates on lease financing obligations ranged from 8.5% to 11.0% at December 31, 2008. Interest expense on lease financing obligations totaled $4,856, $5,533 and $10,411 for the years ended December 31, 2008, 2007 and 2006, respectively.

9. Other Income

In 2008, the Company recorded gains of $0.6 million, which included $0.1 million related to the sale of a Taco Cabana property and $0.5 million related an insurance recovery for damages to a Taco Cabana restaurant property in Galveston, Texas during Hurricane Ike.

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

Years Ended December 31, 2008, 2007 and 2006

(in thousands of dollars, except share and per share amounts)

10. Income Taxes

The income tax provision was comprised of the following for the years ended December 31:

	Year ended December 31,
	2008	2007	2006
Current:
Federal	$2,845	$7,436	$2,952
Foreign	294	295	305
State	1,011	969	181

	4,150	8,700	3,438

Deferred (prepaid):
Federal	2,368	(1,779)	3,136
State	1,218	804	84

	3,586	(975)	3,220

Valuation allowance	(190)	(257)	(97)

	$7,546	$7,468	$6,561

The components of deferred income tax assets and liabilities at December 31, 2008 and 2007 were as follows:

	December 31,
	2008	2007
Current deferred tax assets:
Inventory and other reserves	$17	$22
Accrued vacation benefits	2,436	2,368
Other accruals	2,437	2,412

Current deferred tax assets	4,890	4,802

Long term deferred tax assets (liabilities):
Deferred income on sale-leaseback of certain real estate	16,283	11,489
Lease financing obligations	1,685	5,696
Postretirement benefit expenses	1,934	2,086
Accumulated other comprehensive income - postretirement benefits	(1,269)	(891)
Property and equipment depreciation	3,556	6,299
State net operating loss carryforwards	918	1,579
Amortization of other intangibles, net	721	1,191
Amortization of franchise rights	(24,053)	(23,691)
Occupancy costs	4,223	3,781
Tax credit carryforwards	481	431
Unearned purchase discounts	860	1,742
Other	1,933	1,612

Long-term net deferred tax assets	7,272	11,324
Less: Valuation allowance	(575)	(765)

Total long-term deferred tax assets	6,697	10,559

Carrying value of net deferred tax assets	$11,587	$15,361

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

(in thousands of dollars, except share and per share amounts)

The Company’s state net operating loss carryforwards expire in varying amounts through 2026.

The Company establishes a valuation allowance to reduce the carrying amount of deferred tax assets when it is more likely than not that it will not realize some portion or all of the tax benefit of its deferred tax assets. The Company evaluates whether its deferred tax assets are probable of realization on a quarterly basis. In performing this analysis, the Company considers all available evidence including historical operating results, the estimated timing of future reversals of existing taxable temporary differences and estimated future taxable income exclusive of reversing temporary differences and carryforwards. At December 31, 2008 and 2007, the Company had a valuation allowance of $575 and $765, respectively, against net deferred tax assets due primarily to state net operating loss carryforwards where realization of the related deferred tax asset amounts was not likely. The estimation of future taxable income for federal and state purposes and the Company’s resulting ability to realize deferred tax assets pertaining to state net operating loss carryforwards and tax credit carryforwards can significantly change based on future events and operating results. Thus, recorded valuation allowances may be subject to future changes that could be material.

A reconciliation of the statutory federal income tax provision to the effective tax provision for the years ended December 31, 2008, 2007 and 2006 was as follows:

	2008	2007	2006
Statutory federal income tax provision	$7,108	$7,885	$6,994
State income taxes, net of federal benefit	1,449	1,152	172
Stock-based compensation expense	290	236	9
Change in valuation allowance	(190)	(257)	(97)
Non-deductible expenses	66	69	56
Foreign taxes	294	295	305
Employment tax credits	(1,063)	(722)	(423)
Foreign tax credits	(294)	(295)	(305)
Reversal of income tax reserve	—	(527)	—
Miscellaneous	(114)	(368)	(150)

	$7,546	$7,468	$6,561

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

Balance at January 1, 2007	$527
Tax positions related to prior years	—
Tax positions related to current year	—
Lapse of applicable statute of limitations	(527)

Balance at December 31, 2007	$—

Balance at December 31, 2008	$—

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

(in thousands of dollars, except share and per share amounts)

The Company’s policy is to recognize interest and/or penalties related to uncertain tax positions in income tax expense. During the third quarter of 2007 the statute of limitations affecting the taxing jurisdictions pertaining to $0.5 million of unrecognized tax benefits and $0.1 million of accrued interest expired at which time the Company recorded this tax benefit as a discrete tax item. At December 31, 2008 and 2007 and during the year ended December 31, 2008, the Company had no unrecognized tax benefits and no accrued interest related to uncertain tax positions. The tax years 2005 -2007 remain open to examination by the major taxing jurisdictions to which the Company is subject. Although it is not reasonably possible to estimate the amount by which unrecognized tax benefits may increase within the next twelve months due to uncertainties regarding the timing of examinations, the Company does not expect unrecognized tax benefits to significantly change in the next twelve months

11. Stockholder’s Equity (Deficit)

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

2006 Stock Incentive Plan. In 2006, Carrols Restaurant Group adopted a stock plan entitled the 2006 Stock Incentive Plan (the “2006 Plan”) and reserved and authorized a total of 3,300,000 shares of common stock for grant thereunder. Prior to and in connection with its IPO, Carrols Restaurant Group granted options to purchase 1,241,750 shares of its common stock, consisting of 395,000 shares of non-qualified stock options and 846,750 shares of incentive stock options (“ISO”), and issued 75,800 shares of restricted stock, 55,700 to certain of its employees and 20,100 to non-employee directors. In 2007, Carrols Restaurant Group issued an aggregate of 8,200 restricted shares to certain employees and granted an aggregate of 10,500 non-qualified stock options to three non-employee directors under the 2006 Plan. In 2008, Carols Restaurant Group granted an aggregate of 588,820 stock options and issued an aggregate of 14,100 restricted shares to certain employees and 10,500 non-qualified stock options to non-employee directors under the 2006 Plan. As of December 31, 2008, 1,525,748 shares are available for future grant or issuance.

The non-qualified stock options and ISO’s granted under the 2006 Plan are exercisable for up to one-fifth of the total number of options granted on or after the first anniversary of the grant date, and as of the first day of each month thereafter are exercisable for an additional one-sixtieth of the total number of options granted until fully exercisable. The restricted stock awards issued to certain employees prior to 2008 vest one-third on each anniversary of the award. The restricted stock awards issued to certain employees in 2008 vest 100% on the third anniversary date of the award. The restricted stock awards issued to outside directors vest over five years at the rate of one-fifth on each anniversary of the award, provided that the participant has continuously remained a director of Carrols Restaurant Group. Forfeiture rates are based on a stratification of employees by expected exercise behavior and range from 0 to 15%.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

(in thousands of dollars, except share and per share amounts)

Stock-based compensation expense for the years ended December 31, 2008, 2007 and 2006 totaled $1.9 million, $1.5 million and $0.1 million, respectively. A portion of Carrols Restaurant Group’s granted options qualify as ISO’s for income tax purposes and as such, a tax benefit is not recorded at the time the compensation cost related to the options is recorded for financial reporting purposes because an ISO does not ordinarily result in a tax benefit unless there is a disqualifying disposition. Stock option grants of non-qualified options result in the creation of a deferred tax asset, until the time that the option is exercised.

The total non-vested stock-based compensation expense relating to the options and restricted shares is approximately $2.2 million at December 31, 2008 and approximately $1.3 million will be recorded as compensation expense in 2009 related to these grants. The remaining weighted average vesting period for the stock options was 3.47 years and for the restricted shares was approximately 1.83 years at December 31, 2008. Shares issued upon exercise of options have been registered with the SEC.

A summary of all option activity in 2008 under Carrols Restaurant Group’s 2006 Plan was as follows:

	2006 Plan
	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)(1)
Options outstanding at January 1, 2008	1,214,690	$14.31	6.0	$—
Granted	588,820	7.75
Forfeited	(92,746)	12.26

Options outstanding at December 31, 2008	1,710,764	$12.17	5.3	$—

Expected to vest at December 31, 2008	1,211,630	$11.37	5.5	$—

Options exercisable at December 31, 2008	465,504	$14.31	5.2	$—

(1)	The aggregate intrinsic value was calculated using the difference between the market price of Carrols Restaurant Group’s stock at December 31 and the grant price for only those awards that have a grant price less than the market price of Carrols Restaurant Group’s stock at December 31.

The restricted stock activity in 2008 related to Carrols Restaurant Group’s 2006 plan was as follows:

	Shares	Weighted Average Grant Date Price
Nonvested at January 1, 2008	55,398	$13.22
Granted	14,100	6.64
Vested	(20,897)	13.17
Forfeited	(6,010)	11.83

Nonvested at December 31, 2008	42,591	$11.25

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

(in thousands of dollars, except share and per share amounts)

12. Business Segment Information

The Company is engaged in the quick-service and quick-casual restaurant industry, with three restaurant concepts: Burger King operating as a franchisee, Pollo Tropical and Taco Cabana, both Company-owned concepts. The Company’s Burger King restaurants are all located in the United States, primarily in the Northeast, Southeast and Midwest. Pollo Tropical is a quick-casual restaurant chain featuring grilled marinated chicken and authentic “made from scratch” side dishes. Pollo Tropical’s core markets are primarily located in south and central Florida. Taco Cabana is a quick-casual restaurant chain featuring fresh Mexican style food, including, flame-grilled beef and chicken fajitas, quesadillas and other Tex-Mex dishes. Taco Cabans’s core markets are primarily located in Texas.

The accounting policies of each segment are the same as those described in the summary of significant accounting policies. The following table includes Segment EBITDA which is the measure of segment profit or loss as reported to the chief operating decision maker for purposes of allocating resources to the segments and assessing their performance. Segment EBITDA is defined as earnings attributable to the applicable segment before interest, income taxes, depreciation and amortization, impairment and other lease charges, stock-based compensation expense, other income and gains and losses on extinguishment of debt.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

(in thousands of dollars, except share and per share amounts)

The “Other” column includes corporate related items not allocated to reportable segments, including stock-based compensation expense. Other identifiable assets consist primarily of cash, certain other assets, corporate property and equipment, including restaurant information systems expenditures, goodwill and deferred income taxes.

	Pollo Tropical	Taco Cabana	Burger King	Other	Consolidated
Year ended December 31, 2008
Revenues	$175,124	$249,654	$391,549	$—	$816,327
Cost of sales	57,852	76,389	110,575	—	244,816
Restaurant wages and related expenses	43,523	72,454	120,005	233	236,215
General and administrative expense (1)	11,288	11,602	28,061	1,706	52,657
Depreciation and amortization	8,005	8,600	14,356	1,475	32,436
Segment EBITDA	23,228	28,934	31,123
Identifiable assets	64,550	67,093	143,152	175,403	450,198
Capital expenditures, including acquisitions	19,070	20,876	15,940	6,522	62,408

Year ended December 31, 2007
Revenues	$168,555	$239,107	$381,747	$—	$789,409
Cost of sales	53,640	71,378	100,927	—	225,945
Restaurant wages and related expenses	41,734	68,974	120,799	228	231,735
General and administrative expense (1)	9,908	11,082	30,327	1,310	52,627
Depreciation and amortization	6,794	8,514	15,056	1,413	31,777
Segment EBITDA	28,530	30,407	30,848
Identifiable assets	59,609	79,370	148,467	178,112	465,558
Capital expenditures, including acquisitions	24,969	17,343	11,265	2,241	55,818

Year ended December 31, 2006
Revenues	$154,207	$228,304	$368,915	$—	$751,426
Cost of sales	48,493	66,061	95,745	—	210,299
Restaurant wages and related expenses	38,625	64,976	115,190	6	218,797
General and administrative expense (1)	8,945	11,649	29,082	74	49,750
Depreciation and amortization	5,050	8,742	18,028	1,714	33,534
Segment EBITDA	28,428	33,494	34,177
Identifiable assets	46,617	71,601	155,272	179,369	452,859
Capital expenditures, including acquisitions	18,175	17,051	8,327	1,586	45,139

(1)	For the Pollo Tropical and Taco Cabana segments, such amounts include general and administrative expenses related directly to each segment. For the Burger King segment such amounts include general and administrative expenses related directly to the Burger King segment as well as expenses associated with administrative support to all three of the Company’s segments including executive management, information systems and certain accounting, legal and other administrative functions.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

(in thousands of dollars, except share and per share amounts)

A reconciliation of segment EBITDA to consolidated net income follows:

	Year ended December 31,
	2008	2007	2006
Segment EBITDA:
Pollo Tropical	$23,228	$28,530	$28,428
Taco Cabana	28,934	30,407	33,494
Burger King	31,123	30,848	34,177

Subtotal	83,285	89,785	96,099
Less:
Depreciation and amortization	32,436	31,777	33,534
Impairment and other lease charges	5,521	2,169	1,019
Interest expense	28,033	31,439	44,262
Provision for income taxes	7,546	7,468	6,561
Stock-based compensation expense	1,939	1,538	80
Loss (gain) on extinguishment of debt	(4,368)	1,485	—
Other income	(580)	(1,150)	(2,787)

Net income	$12,758	$15,059	$13,430

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

Years Ended December 31, 2008, 2007 and 2006

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

14. Retirement Plans

The Company offers its salaried employees the option to participate in the Carrols Corporation Retirement Savings Plan (the “Retirement Plan”). The Retirement Plan includes a savings option pursuant to section 401(k) of the Internal Revenue Code in addition to a post-tax savings option. The Company may elect to contribute to the Retirement Plan on an annual basis. The Company’s contributions are equal to 50% of the employee’s contribution to a maximum Company contribution of $520 annually for any plan year that the Company participates in an employee match. Under the Retirement Plan, the Company’s contributions begin to vest after one year and fully vest after five years of service. A year of service is defined as a plan year during which an employee completes at least 1,000 hours of service. Participating employees may contribute up to 50% of their salary annually to either of the savings options, subject to other limitations. The employees have various investment options available under a trust established by the Retirement Plan. Contributions to the Retirement Plan were $417, $403 and $404 for the years ended December 31, 2008, 2007 and 2006 respectively.

The Company also has an Amended and Restated Deferred Compensation Plan which permits employees not eligible to participate in the Retirement Plan because they have been excluded as “highly compensated” employees (as so defined in the Retirement Plan) to voluntarily defer portions of their base salary and annual bonus. All amounts deferred by the participants earn interest at 8% per annum. There is no Company matching on any portion of the funds. At December 31, 2008 and 2007, a total of $3,244 and $3,231, respectively, was deferred under this plan, including accrued interest. Liabilities related to the Deferred Compensation Plan are included in other long-term liabilities in the consolidated balance sheet.

15. Postretirement Benefits

The Company sponsors a postretirement medical and life insurance plan covering substantially all Burger King administrative and restaurant management personnel who retire or terminate after qualifying for such benefits. On November 1, 2007 the Company amended its postretirement medical and life insurance benefits to eliminate life insurance benefits for active employees who retire after December 31, 2007 and to increase retiree contributions for both current and future retirees effective January 1, 2008. As a result of this amendment, a curtailment gain of $105 was recorded in the fourth quarter of 2007 as a reduction to general and administrative expenses and $3.9 million was recorded as a reduction to the liability as a component of accumulated other comprehensive income. These amendments reduced the Company’s postretirement benefit obligations and reduced expense in 2008.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

(in thousands of dollars, except share and per share amounts)

The following was the plan status and accumulated postretirement benefit obligation (APBO) at December 31, 2008 and 2007:

	2008	2007
Change in benefit obligation:
Benefit obligation at beginning of year	$3,022	$6,370
Service cost	28	429
Interest cost	107	369
Plan participants’ contributions	36	5
Amendments/curtailments	(877)	(4,447)
Actuarial loss (gain)	(376)	488
Benefits paid	(265)	(208)
Medicare part D prescription drug subsidy	22	16

Benefit obligation at end of year	$1,697	$3,022

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	207	187
Plan participants’ contributions	36	5
Benefits paid	(265)	(208)
Medicare part D prescription drug subsidy	22	16

Fair value of plan assets at end of year	—	—

Funded status	$(1,697)	$(3,022)

Weighted average assumptions:
Discount rate used to determine benefit obligations	6.70%	6.48%

Discount rate used to determine net periodic benefit cost	6.48%	5.90%

The discount rate is determined based on high-quality fixed income investments that match the duration of expected retiree medical and life insurance benefits. The Company has typically used the corporate AA/Aa bond rate for this assumption.

Components of net period postretirement benefit cost (income) recognized in the consolidated statements of operations were:

	Year ended December 31,
	2008	2007	2006
Service cost	$28	$429	$485
Interest cost	107	369	335
Amortization of net gains and losses	87	99	92
Amortization of prior service credit	(359)	(46)	(29)
Curtailment income	—	(105)	—

Net periodic postretirement benefit cost (income)	$(137)	$746	$883

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

(in thousands of dollars, except share and per share amounts)

The amounts recognized on the consolidated balance sheets were $1,697 and $3,022 at December 31, 2008 and 2007, respectively. Amounts recognized in accumulated other comprehensive income that have not yet been recognized as components of net periodic benefit cost (income), consisted of:

	2008	2007
Prior service cost	$4,827	$4,309
Net gain	(1,594)	(2,057)
Income tax provision	(1,269)	(891)

Accumulated other comprehensive income	$1,964	$1,361

The estimated net gain and prior service credit for the postretirement benefit plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $86 and ($359), respectively.

The following table reflects the changes in accumulated other comprehensive income for the years ended December 31, 2008 and 2007:

	2008	2007
Net loss (gain)	$(376)	$488
Prior service credit	(877)	(4,448)
Amortization of net loss	(87)	(99)
Amortization of prior service credit	359	46
Curtailment income	—	105
Deferred income taxes	378	1,546

Total recognized in accumulated other comprehensive income	$(603)	$(2,362)

Assumed health care cost trend rates at December 31 were as follows:

	2008	2007	2006
Medical benefits cost trend rate assumed for the following year	8.50%	9.00%	8.00%
Prescription drug benefit cost trend rate assumed for the following year	10.00%	11.00%	10.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2016	2016	2012

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in the health care cost trend rates would have the following effects:

	1% Increase	1% Decrease
Effect on total of service and interest cost components	$9	$(8)
Effect on postretirement benefit obligation	$132	$(122)

During 2009, the Company expects to contribute approximately $131 to its postretirement benefit plan. The benefits, net of Medicare Part D subsidy receipts, expected to be paid in each year from 2009 through 2013 are $115, $114, $110, $110 and $136 respectively, and for the years 2014-2018 the aggregate amount is $891.

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

(in thousands of dollars, except share and per share amounts)

16. Guarantor Financial Statements

The Company’s obligations under the senior subordinated notes are jointly and severally guaranteed in full on an unsecured senior subordinated basis by certain of the Company’s subsidiaries (“Guarantor Subsidiaries”), all of which are directly or indirectly wholly-owned by the Company. These subsidiaries are:

Cabana Beverages, Inc.

Cabana Bevco LLC

Carrols LLC

Carrols Realty Holdings Corp.

Carrols Realty I Corp.

Carrols Realty II Corp.

Carrols J.G. Corp.

Quanta Advertising Corp.

Pollo Franchise, Inc.

Pollo Operations, Inc.

Taco Cabana, Inc.

TP Acquisition Corp.

TC Bevco LLC

T.C. Management, Inc.

TC Lease Holdings III, V and VI, Inc.

Get Real, Inc.

Texas Taco Cabana, L.P.

TPAQ Holding Corporation

The following supplemental financial information sets forth on a condensed consolidating basis, consolidating balance sheets, statements of operations and statements of cash flows for the Parent Company only, Guarantor Subsidiaries and for the Company as of December 31, 2008 and 2007 and for the years ended December 31, 2008, 2007 and 2006.

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

Years Ended December 31, 2008, 2007 and 2006

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

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2008

(in thousands of dollars)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$361	$3,038	$—	$3,399
Trade and other receivables	(113)	5,735	—	5,622
Inventories	—	5,588	—	5,588
Prepaid rent	—	2,998	—	2,998
Prepaid expenses and other current assets	1,033	5,705	—	6,738
Deferred income taxes	58	4,832	—	4,890

Total current assets	1,339	27,896	—	29,235
Property and equipment, net	9,168	267,060	(80,852)	195,376
Franchise rights, net	—	76,870	—	76,870
Goodwill	—	124,934	—	124,934
Intangible assets, net	—	675	—	675
Franchise agreements, net	—	5,826	—	5,826
Intercompany receivable (payable)	169,553	(173,825)	4,272	—
Investment in subsidiaries	136,071	—	(136,071)	—
Deferred income taxes	2,794	5,788	(1,885)	6,697
Other assets	5,449	7,366	(2,230)	10,585

Total assets	$324,374	$342,590	$(216,766)	$450,198

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current portion of long-term debt	$12,000	$93	$—	$12,093
Accounts payable	1,800	16,989	—	18,789
Accrued interest	7,742	—	—	7,742
Accrued payroll, related taxes and benefits	(453)	15,884	—	15,431
Accrued income taxes payable	2,099	—	—	2,099
Accrued real estate taxes	—	3,803	—	3,803
Other liabilities	193	10,655	—	10,848

Total current liabilities	23,381	47,424	—	70,805
Long-term debt, net of current portion	288,000	1,202	—	289,202
Lease financing obligations	—	121,341	(106,482)	14,859
Deferred income—sale-leaseback of real estate	—	26,868	16,579	43,447
Accrued postretirement benefits	1,697	—	—	1,697
Other liabilities	2,793	18,203	689	21,685

Total liabilities	315,871	215,038	(89,214)	441,695
Commitments and contingencies
Stockholder’s equity	8,503	127,552	(127,552)	8,503

Total liabilities and stockholder’s equity	$324,374	$342,590	$(216,766)	$450,198

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

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2008

(in thousands of dollars)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
Revenues:
Restaurant sales	$—	$814,893	$—	$814,893
Franchise royalty revenues and fees	—	1,434	—	1,434

Total revenues	—	816,327	—	816,327

Costs and expenses:
Cost of sales	—	244,816	—	244,816
Restaurant wages and related expenses (including stock based compensation of $233)	—	236,215	—	236,215
Restaurant rent expense	—	40,947	5,739	46,686
Other restaurant operating expenses	—	123,278	—	123,278
Advertising expense	—	31,329	—	31,329
General and administrative (including stock-based compensation expense of $1,706)	9,140	43,517	—	52,657
Depreciation and amortization	—	33,772	(1,336)	32,436
Impairment and other lease charges	—	5,521	—	5,521
Other income	—	(580)	—	(580)

Total operating expenses	9,140	758,815	4,403	772,358

Income (loss) from operations	(9,140)	57,512	(4,403)	43,969
Interest expense	22,972	11,474	(6,413)	28,033
Gain on extinguishment of debt	(4,368)	—	—	(4,368)
Intercompany interest allocations	(18,226)	18,226	—	—

Income (loss) before income taxes	(9,518)	27,812	2,010	20,304
Provision for income taxes	724	6,101	721	7,546
Equity income from subsidiaries	23,000	—	(23,000)	—

Net income	$12,758	$21,711	$(21,711)	$12,758

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2007

(in thousands of dollars)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
Revenues:
Restaurant sales	$—	$788,065	$—	$788,065
Franchise royalty revenues and fees	—	1,344	—	1,344

Total revenues	—	789,409	—	789,409

Costs and expenses:
Cost of sales	—	225,945	—	225,945
Restaurant wages and related expenses (including stock based compensation of $228)	—	231,735	—	231,735
Restaurant rent expense	—	40,217	3,905	44,122
Other restaurant operating expenses	—	115,792	—	115,792
Advertising expense	—	30,941	—	30,941
General and administrative (including stock-based compensation expense of $1,310)	8,956	43,671	—	52,627
Depreciation and amortization	—	32,699	(922)	31,777
Impairment and other lease charges	—	2,169	—	2,169
Other income	—	(1,150)	—	(1,150)

Total operating expenses	8,956	722,019	2,983	733,958

Income (loss) from operations	(8,956)	67,390	(2,983)	55,451
Interest expense	25,707	10,076	(4,344)	31,439
Loss on extinguishment of debt	1,485	—	—	1,485
Intercompany interest allocations	(18,225)	18,225	—	—

Income (loss) before income taxes	(17,923)	39,089	1,361	22,527
Provision (benefit) for income taxes	(7,017)	13,881	604	7,468
Equity income from subsidiaries	25,965	—	(25,965)	—

Net income	$15,059	$25,208	$(25,208)	$15,059

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2006

(in thousands of dollars)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
Revenues:
Restaurant sales	$—	$750,069	$—	$750,069
Franchise royalty revenues and fees	—	1,357	—	1,357

Total revenues	—	751,426	—	751,426

Costs and expenses:
Cost of sales	—	210,299	—	210,299
Restaurant wages and related expenses	—	218,797	—	218,797
Restaurant rent expense	—	33,941	3,827	37,768
Other restaurant operating expenses	—	111,101	—	111,101
Advertising expense	—	27,692	—	27,692
General and administrative (including stock-based compensation expense of $74)	8,451	41,299	—	49,750
Depreciation and amortization	—	34,423	(889)	33,534
Impairment and other lease charges	—	1,019	—	1,019
Other income	—	(2,787)	—	(2,787)

Total operating expenses	8,451	675,784	2,938	687,173

Income (loss) from operations	(8,451)	75,642	(2,938)	64,253
Interest expense	33,483	14,935	(4,156)	44,262
Intercompany interest allocations	(18,226)	18,226	—	—

Income (loss) before income taxes	(23,708)	42,481	1,218	19,991
Provision (benefit) for income taxes	(14,359)	20,571	349	6,561
Equity income from subsidiaries	22,779	—	(22,779)	—

Net income	$13,430	$21,910	$(21,910)	$13,430

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2008

(in thousands of dollars)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
Net income	$12,758	$21,711	$(21,711)	$12,758
Adjustments to reconcile net income to net cash provided from (used for) operating activities:
Loss on disposals of property and equipment	—	542	—	542
Stock-based compensation	1,328	611	—	1,939
Depreciation and amortization	—	33,772	(1,336)	32,436
Amortization of deferred financing costs	1,108	237	(165)	1,180
Amortization of unearned purchase discounts	—	(2,148)	—	(2,148)
Amortization of deferred gains from sale-leaseback transactions	—	(1,634)	(578)	(2,212)
Accretion of interest on lease financing obligations	—	229	—	229
Impairment and other lease charges	—	5,521	—	5,521
Gain on extinguishment of debt	(4,368)	—	—	(4,368)
Gain on settlement of lease financing obligations, net	—	(48)	—	(48)
Deferred income taxes	2,313	448	635	3,396
Accrued income taxes	1,166	—	—	1,166
Changes in other operating assets and liabilities	(19,541)	(9,359)	23,155	(5,745)

Net cash provided from (used for) operating activities	(5,236)	49,882	—	44,646

Cash flows used for investing activities:
Capital expenditures:
New restaurant development	—	(35,856)	—	(35,856)
Restaurant remodeling	—	(11,610)	—	(11,610)
Other restaurant capital expenditures	—	(8,420)	—	(8,420)
Corporate and restaurant information systems	(2,296)	(4,226)	—	(6,522)

Total capital expenditures	(2,296)	(60,112)	—	(62,408)
Proceeds from sale-leaseback transactions	—	10,411	4,231	14,642
Proceeds from sales of other properties	—	119	—	119

Net cash used for investing activities	(2,296)	(49,582)	4,231	(47,647)

Cash flows provided from (used for) financing activities:
Borrowings on revolving credit facility	142,100	—	—	142,100
Repayments on revolving credit facility	(124,100)	—	—	(124,100)
Principal payments on term loans	(3,000)	—	—	(3,000)
Principal payments on capital leases	—	(146)	—	(146)
Financing costs associated with lease financing obligations	—	(219)	219	—
Repurchase of senior subordinated notes	(10,350)	—	—	(10,350)
Settlement of lease financing obligations	—	(5,500)	—	(5,500)
Proceeds from lease financing obligations	—	4,450	(4,450)	—

Net cash provided from (used for) financing activities	4,650	(1,415)	(4,231)	(996)

Net decrease in cash and cash equivalents	(2,882)	(1,115)	—	(3,997)
Cash and cash equivalents, beginning of period	3,243	4,153	—	7,396

Cash and cash equivalents, end of period	$361	$3,038	$—	$3,399

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2007

(in thousands of dollars)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
Net income	$15,059	$25,208	$(25,208)	$15,059
Adjustments to reconcile net income to net cash provided from operating activities:
Gain on disposals of property and equipment	—	(398)	—	(398)
Stock-based compensation	997	541	—	1,538
Depreciation and amortization	—	32,699	(922)	31,777
Amortization of deferred financing costs	1,151	154	(66)	1,239
Amortization of unearned purchase discounts	—	(2,155)	—	(2,155)
Amortization of deferred gains from sale-leaseback transactions	—	(1,650)	(304)	(1,954)
Accretion of interest on lease financing obligations	—	532	—	532
Impairment losses	—	2,169	—	2,169
Loss on extinguishment of debt	1,485	—	—	1,485
Gain on settlement of lease financing obligations, net	—	(174)	—	(174)
Deferred income taxes	(313)	(1,042)	123	(1,232)
Changes in other operating assets and liabilities	(14,645)	(4,663)	26,377	7,069

Net cash provided from operating activities	3,734	51,221	—	54,955

Cash flows used for investing activities:
Capital expenditures:
New restaurant development	—	(34,897)	—	(34,897)
Restaurant remodeling	—	(10,074)	—	(10,074)
Other restaurant capital expenditures	—	(8,606)	—	(8,606)
Corporate and restaurant information systems	(2,033)	(208)	—	(2,241)

Total capital expenditures	(2,033)	(53,785)	—	(55,818)
Properties purchased for sale-leaseback	—	(2,461)	—	(2,461)
Proceeds from sale-leaseback transactions	—	6,318	4,281	10,599
Proceeds from sales of other properties	—	2,385	—	2,385

Net cash used for investing activities	(2,033)	(47,543)	4,281	(45,295)

Cash flows provided from (used for) financing activities:
Repayment of term loans under prior credit facility	(118,400)	—	—	(118,400)
Borrowings on revolving credit facility	49,600	—	—	49,600
Repayments on revolving credit facility	(49,600)	—	—	(49,600)
Proceeds from new senior credit facility	120,000	—	—	120,000
Principal payments on capital leases	—	(314)	—	(314)
Expenses from initial public offering	(21)	—	—	(21)
Financing costs associated with issuance of debt and lease financing obligations	(1,228)	(137)	137	(1,228)
Settlement of lease financing obligations	—	(6,240)	—	(6,240)
Proceeds from lease financing obligations	—	4,418	(4,418)	—

Net cash provided from (used for) financing activities	351	(2,273)	(4,281)	(6,203)

Net increase in cash and cash equivalents	2,052	1,405	—	3,457
Cash and cash equivalents, beginning of period	1,191	2,748	—	3,939

Cash and cash equivalents, end of period	$3,243	$4,153	$—	$7,396

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2006

(in thousands of dollars)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated Total
Net income	$13,430	$21,910	$(21,910)	$13,430
Adjustments to reconcile net income to net cash provided from operating activities:
Gain on disposals of property and equipment	—	(1,398)	—	(1,398)
Stock-based compensation	65	4	—	69
Depreciation and amortization	—	34,423	(889)	33,534
Amortization of deferred financing costs	1,304	334	(189)	1,449
Amortization of unearned purchase discounts	—	(2,155)	—	(2,155)
Amortization of deferred gains from sale-leaseback transactions	—	(929)	(374)	(1,303)
Accretion of interest on lease financing obligations	—	442	(30)	412
Impairment losses	—	1,019	—	1,019
Gain on settlement of lease financing obligations, net	—	(309)	189	(120)
Deferred income taxes	1,476	1,217	430	3,123
Changes in other operating assets and liabilities	6,694	(28,772)	22,773	695

Net cash provided from operating activities	22,969	25,786	—	48,755

Cash flows used for investing activities:
Capital expenditures:
New restaurant development	—	(28,132)	—	(28,132)
Restaurant remodeling	—	(6,372)	—	(6,372)
Other restaurant capital expenditures	—	(9,049)	—	(9,049)
Corporate and restaurant information systems	(1,149)	(437)	—	(1,586)

Total capital expenditures	(1,149)	(43,990)	—	(45,139)
Properties purchased for sale-leaseback	—	(3,413)	—	(3,413)
Proceeds from sale-leaseback transactions	—	25,769	10,544	36,313
Proceeds from sales of other properties	—	1,800	—	1,800

Net cash used for investing activities	(1,149)	(19,834)	10,544	(10,439)

Cash flows used for financing activities:
Scheduled principal payments on term loans	(2,200)	—	—	(2,200)
Principal pre-payments on term loans	(91,200)	—	—	(91,200)
Principal payments on capital leases	—	(387)	—	(387)
Expenses from initial public offering	65,419	—	—	65,419
Financing costs associated with lease financing obligations	—	(586)	586	—
Dividend paid to parent	(141)	—	—	(141)
Settlement of lease financing obligations	—	(15,199)	—	(15,199)
Proceeds from lease financing obligations	—	11,130	(11,130)	—

Net cash used for financing activities	(28,122)	(5,042)	(10,544)	(43,708)

Net increase (decrease) in cash and cash equivalents	(6,302)	910	—	(5,392)
Cash and cash equivalents, beginning of period	7,493	1,838	—	9,331

Cash and cash equivalents, end of period	$1,191	$2,748	$—	$3,939

CARROLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

(in thousands of dollars, except share and per share amounts)

17. Subsequent Events

On January 15, 2009, Carrols Restaurant Group granted in the aggregate options to purchase 521,900 shares of its common stock, consisting of 160,000 shares of non-qualified stock options and 361,900 shares of ISO’s, and issued 6,300 shares of restricted stock. The non-qualified stock options and ISO’s granted are exercisable for up to one-fifth of the total number of options granted on or after the first anniversary of the grant date and as of the first day of each month thereafter are exercisable for an additional one-sixtieth of the total number of options granted until fully exercisable. The options expire seven years from the date of the grant and were issued with an exercise price equal to the fair market value of Carrols Restaurant Group’s stock price, or $2.60 per share of common stock, on the date of grant. The restricted stock awards vest 100% on the third anniversary of the award date.

18. Selected Quarterly Financial Data (Unaudited)

	2008
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
Revenue	$195,753		$210,682		$209,064		$200,828
Gross profit (1)	23,406		26,134		25,962		27,840
Income from operations	9,695		12,081	(2)	12,679		9,514	(2)
Net income	1,448		3,258	(3)	3,682		4,370	(3)

	2007
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
Revenue	$188,203		$200,449		$203,509		$197,248
Gross profit (1)	25,409		29,074		28,536		27,546
Income from operations	12,312	(4)	15,362		14,350	(4)	13,427	(4)
Net income	1,579	(5)	5,099		4,865		3,516

(1)	Gross profit is defined as total revenues less cost of sales, restaurant wages and related expenses, restaurant rent expense, other restaurant operating expenses and advertising expenses.
(2)	The Company recorded $0.1 million related to the sale of a Taco Cabana restaurant property in the second quarter of 2008 and $0.5 million related to an insurance recovery for damages to a Taco Cabana restaurant property in Galveston, Texas from Hurricane Ike in the fourth quarter of 2008 (See Note 9).
(3)	The Company repurchased and retired $2.0 million and $13.0 million principal amount of the Notes in open market transactions in the second and fourth quarter of 2008, respectively resulting in a gain on extinguishment debt of $0.2 million and $4.2 million in the second and fourth quarter of 2008, respectively.
(4)	The Company recorded $0.3 million of other income related to the sale of one of its Taco Cabana restaurant properties in the first quarter of 2007, $0.3 million of other income related to the sale of one of its non-operating Burger King restaurant properties in the third quarter of 2007 and $0.5 million of other income related to the sale of one of its non-operating Burger King restaurant properties in the fourth quarter of 2007 (See Note 9).
(5)	The Company recorded a $1.5 million loss on extinguishment of debt for the write off of deferred financing costs associated with its prior senior credit facility.

CARROLS CORPORATION AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2008, 2007 and 2006

(in thousands of dollars)

Column A	Column B	Col. C		Col. D		Col. E
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to other accounts	Deductions		Balance at End of Period
Year ended December 31, 2008:
Deferred income tax valuation allowance	$765	$(190)	$—	$—		$575
Year ended December 31, 2007:
Deferred income tax valuation allowance	$1,022	$(257)	$—	$—		$765
Year ended December 31, 2006:
Reserve for note receivable	$1,094	$—	$—	$(1,094	)(a)	$—
Deferred income tax valuation allowance	1,119	(97)	—	—		1,022

(a)	Represents payments received on this fully reserved note. (See Note 5 to the consolidated financial statements)

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 9th day of March 2009.

CARROLS RESTAURANT GROUP, INC.

By:	/S/ ALAN VITULI
Alan Vituli, Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ALAN VITULI Alan Vituli	Director, Chairman of the Board and Chief Executive Officer	March 9, 2009

/S/ DANIEL T. ACCORDINO Daniel T. Accordino	President, Chief Operating Officer and Director	March 9, 2009

/S/ PAUL R. FLANDERS Paul R. Flanders	Vice President—Chief Financial Officer and Treasurer	March 9, 2009

/S/ TIMOTHY J. LALONDE Timothy J. LaLonde	Vice President—Controller	March 9, 2009

/S/ JACK A. SMITH Jack A. Smith	Director	March 9, 2009

/S/ ROBIN P. SELATI Robin P. Selati	Director	March 9, 2009

/S/ CLAYTON E. WILHITE Clayton E. Wilhite	Director	March 9, 2009

/S/ JOEL M. HANDEL Joel M. Handel	Director	March 9, 2009

/S/ OLASENI ADEYEMI SONUGA Olaseni Adeyemi Sonuga	Director	March 9, 2009

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 9th day of March 2009.

CARROLS CORPORATION

By:	/S/ ALAN VITULI
Alan Vituli, Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ALAN VITULI Alan Vituli	Director, Chairman of the Board and Chief Executive Officer	March 9, 2009

/S/ DANIEL T. ACCORDINO Daniel T. Accordino	President, Chief Operating Officer and Director	March 9, 2009

/S/ PAUL R. FLANDERS Paul R. Flanders	Vice President—Chief Financial Officer and Treasurer	March 9, 2009

/S/ TIMOTHY J. LALONDE Timothy J. LaLonde	Vice President—Controller	March 9, 2009

/S/ JACK A. SMITH Jack A. Smith	Director	March 9, 2009

/S/ ROBIN P. SELATI Robin P. Selati	Director	March 9, 2009

/S/ CLAYTON E. WILHITE Clayton E. Wilhite	Director	March 9, 2009

/S/ JOEL M. HANDEL Joel M. Handel	Director	March 9, 2009

/S/ OLASENI ADEYEMI SONUGA Olaseni Adeyemi Sonuga	Director	March 9, 2009