Form 10-Q
period 2011-10-02
CARROLS RESTAURANT GROUP, INC.
filed 2011-11-14
CIK 809248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on their Corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 7, 2011, Carrols Restaurant Group, Inc. had 22,102,201 shares of its common stock, $.01 par value, outstanding.

CARROLS RESTAURANT GROUP, INC.

FORM 10-Q

QUARTER ENDED OCTOBER 2, 2011

PART I—FINANCIAL INFORMATION

ITEM 1—INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CARROLS RESTAURANT GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars, except share and per share amounts)

(Unaudited)

	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$22,232	$3,144
Trade and other receivables	6,990	5,213
Inventories	5,081	5,203
Prepaid rent	4,081	4,018
Prepaid expenses and other current assets	6,375	5,349
Refundable income taxes	—	869
Deferred income taxes	4,441	4,609

Total current assets	49,200	28,405
Property and equipment, net	189,117	186,850
Franchise rights, net (Note 4)	68,366	70,432
Goodwill (Note 4)	124,934	124,934
Intangible assets, net	—	419
Franchise agreements, at cost less accumulated amortization of $6,447 and $6,102 respectively	5,297	5,629
Deferred income taxes	—	1,949
Other assets	15,142	7,684

Total assets	$452,056	$426,302

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt (Note 5)	$6,552	$15,538
Accounts payable	15,496	13,944
Accrued interest	2,940	6,853
Accrued payroll, related taxes and benefits	20,228	19,504
Accrued income taxes payable	265	—
Accrued real estate taxes	5,837	4,778
Other liabilities	9,855	7,434

Total current liabilities	61,173	68,051
Long-term debt, net of current portion (Note 5)	259,605	237,914
Lease financing obligations (Note 9)	10,063	10,061
Deferred income—sale-leaseback of real estate	38,290	40,472
Accrued postretirement benefits (Note 8)	1,611	1,845
Deferred income taxes	1,347	—
Other liabilities (Note 7)	21,509	23,052

Total liabilities	393,598	381,395
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, par value $.01; authorized 20,000,000 shares, issued and outstanding—none	—	—
Voting common stock, par value $.01; authorized 100,000,000 shares, issued and outstanding—22,088,900 and 21,678,203 shares, respectively	216	216
Additional paid-in capital	5,866	3,474
Retained earnings	50,982	39,823
Accumulated other comprehensive income (Note 13)	1,535	1,535
Treasury stock, at cost	(141)	(141)

Total stockholders’ equity	58,458	44,907

Total liabilities and stockholders’ equity	$452,056	$426,302

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(In thousands of dollars, except share and per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Revenues:
Restaurant sales	$211,380	$201,272	$617,596	$600,080
Franchise royalty revenues and fees	376	353	1,242	1,165

Total revenues	211,756	201,625	618,838	601,245

Costs and expenses:
Cost of sales	65,701	60,093	192,188	182,260
Restaurant wages and related expenses (including stock-based compensation expense of $6, $21, $27 and $49, respectively)	60,163	59,027	178,963	177,772
Restaurant rent expense	12,265	12,035	36,527	36,623
Other restaurant operating expenses	30,290	29,649	87,253	86,986
Advertising expense	8,270	8,856	23,245	23,460
General and administrative (including stock-based compensation expense of $714, $402, $2,091 and $1,183, respectively)	13,702	12,022	41,307	37,196
Depreciation and amortization	8,246	8,080	24,743	24,315
Impairment and other lease charges (Note 3)	(11)	191	2,044	4,092
Other expense (income) (Note 14)	105	(400)	(343)	(400)

Total operating expenses	198,731	189,553	585,927	572,304

Income from operations	13,025	12,072	32,911	28,941
Interest expense	5,757	4,693	14,949	14,144
Loss on extinguishment of debt (Note 5)	2,449	—	2,449	—

Income before income taxes	4,819	7,379	15,513	14,797
Provision for income taxes (Note 6)	1,414	2,786	4,354	5,455

Net income	$3,405	$4,593	$11,159	$9,342

Basic net income per share (Note 12)	$0.16	$0.21	$0.52	$0.43

Diluted net income per share (Note 12)	$0.15	$0.21	$0.50	$0.43

Basic weighted average common shares outstanding (Note 12)	21,690,753	21,623,221	21,665,551	21,618,624
Diluted weighted average common shares outstanding (Note 12)	22,232,539	21,777,325	22,153,603	21,819,696

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(In thousands of dollars)

(Unaudited)

	2011	2010
Cash flows provided from operating activities:
Net income	$11,159	$9,342
Adjustments to reconcile net income to net cash provided from operating activities:
Loss on disposals of property and equipment	197	525
Stock-based compensation expense	2,118	1,232
Impairment and other lease charges	2,044	4,092
Depreciation and amortization	24,743	24,315
Amortization of deferred financing costs	860	713
Amortization of deferred gains from sale-leaseback transactions	(2,482)	(2,510)
Accretion of interest on lease financing obligations	6	47
Deferred income taxes	3,464	248
Accrued income taxes	1,134	1,615
Loss on extinguishment of debt	1,455	—
Changes in other operating assets and liabilities	(4,386)	(8,985)

Net cash provided from operating activities	40,312	30,634

Cash flows used for investing activities:
Capital expenditures:
New restaurant development	(11,626)	(9,783)
Restaurant remodeling	(9,685)	(8,572)
Other restaurant capital expenditures	(8,342)	(6,995)
Corporate and restaurant information systems	(3,214)	(962)

Total capital expenditures	(32,867)	(26,312)
Properties purchased for sale-leaseback	(2,058)	(3,695)
Proceeds from sale-leaseback transactions	7,783	5,891
Proceeds from sales of properties	572	—

Net cash used for investing activities	(26,570)	(24,116)

Cash flows provided from (used for) financing activities:
Borrowings on prior revolving credit facility	32,700	96,300
Repayments on prior revolving credit facility	(32,700)	(94,000)
Term loan borrowings from new Carrols LLC credit facility	65,000	—
Proceeds from issuance of Fiesta Restaurant Group senior secured second lien notes	200,000	—
Repayments of term loans under prior credit facility	(80,214)	—
Repayments of prior Carrols senior subordinated notes	(165,000)	—
Principal pre-payments on term loans	—	(1,023)
Scheduled principal payments on term loans under prior credit facility	(7,036)	(8,912)
Principal payments on capital leases	(44)	(61)
Proceeds from lease financing obligations	1,736	—
Financing costs associated with issuance of lease financing obligations	(89)	—
Financing costs associated with issuance of debt	(9,278)	—
Proceeds from stock option exercises	271	33

Net cash provided from (used for) financing activities	5,346	(7,663)

Net increase (decrease) in cash and cash equivalents	19,088	(1,145)
Cash and cash equivalents, beginning of period	3,144	4,402

Cash and cash equivalents, end of period	$22,232	$3,257

Supplemental disclosures:
Interest paid on long-term debt	$17,232	$16,419
Interest paid on lease financing obligations	$763	$685
Accruals for capital expenditures	$1,569	$530
Income tax (refunds) payments, net	$(242)	$3,564
Capital lease obligations incurred	$—	$123
Non-cash reduction of lease financing obligations	$1,740	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands of dollars except share and per share amounts)

1. Basis of Presentation

Business Description. At October 2, 2011 the Company operated, as franchisee, 302 restaurants under the trade name “Burger King” in 12 Northeastern, Midwestern and Southeastern states. At October 2, 2011, the Company also owned and operated 91 Pollo Tropical restaurants, of which 85 were located in Florida, one was located in Georgia and five were located in New Jersey, and franchised a total of 30 Pollo Tropical restaurants, 21 in Puerto Rico, two in Ecuador, one in Honduras, one in the Bahamas, one in Trinidad, one in Venezuela and three on college campuses in Florida, and 158 Taco Cabana restaurants located primarily in Texas and franchised two Taco Cabana restaurants in New Mexico, two in Texas and one in Georgia.

Basis of Consolidation. Carrols Restaurant Group, Inc. (“Carrols Restaurant Group” or the “Company”) is a holding company and conducts all of its operations through Carrols Corporation (“Carrols”) and its wholly-owned subsidiaries. The unaudited consolidated financial statements presented herein include the accounts of Carrols Restaurant Group and its wholly-owned subsidiary Carrols. In April 2011, Fiesta Restaurant Group, Inc. (“Fiesta Restaurant Group”), a wholly owned subsidiary of Carrols Corporation, was incorporated. In May 2011, Carrols contributed all of the outstanding capital stock of Pollo Operations, Inc. and Pollo Franchise Inc. (collectively “Pollo Tropical”) and Taco Cabana Inc. and subsidiaries (collectively (“Taco Cabana”) to Fiesta Restaurant Group, Inc. in exchange for all of the outstanding capital stock of Fiesta Restaurant Group. Any reference to “Carrols LLC” refers to Carrols’ wholly-owned subsidiary, Carrols LLC, a Delaware limited liability company. Unless the context otherwise requires, Carrols Restaurant Group, Carrols and the direct and indirect subsidiaries of Carrols are collectively referred to as the “Company.” All intercompany transactions have been eliminated in consolidation.

On February 24, 2011, the Company announced its intention to split its business into two separate, publicly-traded companies through the tax-free spin-off of Fiesta Restaurant Group to its stockholders. If the spin-off is consummated, Fiesta Restaurant Group will own and operate the Pollo Tropical and Taco Cabana businesses and the Company, Carrols and Carrols LLC will continue to own and operate its franchised Burger King restaurants. In the spin-off, it is anticipated that all shares of Fiesta Restaurant Group common stock, which are currently held by Carrols, will be distributed in the form of a pro rata dividend to the stockholders of Carrols Restaurant Group.

Fiscal Year. The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. All references herein to the fiscal years ended January 2, 2011 and January 3, 2010 will be referred to as the fiscal years ended December 31, 2010 and 2009, respectively. Similarly, all references herein to the three and nine months ended October 2, 2011 and October 3, 2010 will be referred to as the three and nine months ended September 30, 2011 and September 30, 2010, respectively. The fiscal year ended December 31, 2010 contained 52 weeks. The three and nine months ended September 30, 2011 and 2010 each contained thirteen and thirty-nine weeks, respectively.

Basis of Presentation. The accompanying unaudited consolidated financial statements for the three and nine months ended September 30, 2011 and 2010 have been prepared without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission and do not include certain of the information and the footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of such financial statements have been included. The results of operations for the three and nine months ended September 30, 2011 and 2010 are not necessarily indicative of the results to be expected for the full year.

These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2010 contained in the Company’s 2010 Annual Report on Form 10-K. The December 31, 2010 balance sheet data is derived from those audited financial statements.

CARROLS RESTAURANT GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(in thousands of dollars except share and per share amounts)

Fair Value of Financial Instruments. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. In determining fair value, the accounting standards establish a three level hierarchy for inputs used in measuring fair value as follows: Level 1 inputs are quoted prices in active markets for identical assets or liabilities; Level 2 inputs are observable for the asset or liability, either directly or indirectly, including quoted prices in active markets for similar assets or liabilities; and Level 3 inputs are unobservable and reflect our own assumptions. The following methods were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate the fair value:

•

Current Assets and Liabilities. The carrying value of cash and cash equivalents, trade and other receivables, accounts payable and accrued liabilities approximates fair value because of the short maturity of those instruments.

•

Carrols Senior Subordinated Notes. The fair values of Carrols outstanding senior subordinated notes were based on quoted market prices. The fair value at December 31, 2010 was approximately $165.4 million.

•

Fiesta Restaurant Group Senior Secured Second Lien Notes due 2016. The fair value of outstanding senior secured second lien notes is based on recent trading values, and at September 30, 2011 was approximately $199.0 million.

•

Revolving and Term Loan Credit Facilities. Based upon the rates and other terms of the credit facilities entered into in the third quarter of 2011, the fair value of the outstanding borrowings under the Carrols LLC and Fiesta Restaurant Group credit facilities approximates market value at September 30, 2011.

Use of Estimates. The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates include: accrued occupancy costs, insurance liabilities, income taxes, evaluation for impairment of goodwill, long-lived assets and Burger King franchise rights and lease accounting matters. Actual results could differ from those estimates.

Subsequent Events. The Company evaluated for subsequent events through the issuance date of the Company’s financial statements.

2. Stock-Based Compensation

On January 15, 2011, the Company granted in the aggregate 360,200 non-vested shares of its common stock to certain employees. In general, these shares vest 25% per year and will be expensed over their 4 year vesting period. Included in the non-vested restricted share grant were 200,000 shares granted to our Chief Executive Officer, of which 100,000 shares will be expensed over a one year period ending January 15, 2012 and 100,000 shares will be expensed through December of 2013.

Stock-based compensation expense for the three and nine months ended September 30, 2011 was $0.7 million and $2.2 million, respectively. As of September 30, 2011, the total non-vested stock-based compensation expense relating to the options and non-vested shares was approximately $3.3 million and the Company expects to record an additional $0.7 million as compensation expense in the fourth quarter of 2011. At September 30, 2011, the remaining weighted average vesting period for stock options and non-vested shares was 2.5 years and 3.0 years, respectively.

CARROLS RESTAURANT GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(in thousands of dollars except share and per share amounts)

Stock Options

A summary of all option activity for the nine months ended September 30, 2011 was as follows:

	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Life	Aggregate Intrinsic Value (1)
Options outstanding at January 1, 2011	2,588,017	$9.17	4.2	$2,948
Granted	—
Exercised	(46,213)	5.86
Forfeited	(34,134)	9.27

Options outstanding at September 30, 2011	2,507,670	$9.23	3.5	$4,734

Vested or expected to vest at September 30, 2011	2,490,776	$9.25	3.5	$4,680

Options exercisable at September 30, 2011	1,724,062	$10.66	3.0	$2,246

(1)	The aggregate intrinsic value was calculated using the difference between the market price of the Company’s common stock at October 2, 2011 of $8.90 and the grant price for only those awards that had a grant price that was less than the market price of the Company’s common stock at October 2, 2011.

A summary of all non-vested shares activity for the nine months ended September 30, 2011 was as follows:

	Shares	Weighted Average Grant Date Price
Nonvested at January 1, 2011	45,701	$6.16
Granted	368,534	7.68
Vested	(16,439)	6.01
Forfeited	(3,950)	6.67

Nonvested at September 30, 2011	393,846	$7.59

3. Impairment of Long-Lived Assets and Other Lease Charges

The Company reviews its long-lived assets, principally property and equipment, for impairment at the restaurant level. If an indicator of impairment exists for any of its assets, an estimate of the undiscounted future cash flows over the life of the primary asset for each restaurant is compared to that long-lived asset’s carrying value. If the carrying value is greater than the undiscounted cash flow, the Company then determines the fair value of the asset and if an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value. For closed restaurant locations, the Company reviews the future minimum lease payments and related ancillary costs from the date of the restaurant closure to the end of the remaining lease term and records a lease charge for the lease liabilities to be incurred, net of any estimated sublease recoveries.

The Company determined the fair value of restaurant equipment, for those restaurants reviewed for impairment, based on current economic conditions and the Company’s history of using these assets in the operation of its business. These fair value asset measurements rely on significant unobservable inputs and are considered Level 3 in the fair value hierarchy. The Level 3 assets measured at fair value associated with impairment charges recorded during the nine months ended September 30, 2011 totaled $0.1 million.

CARROLS RESTAURANT GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(in thousands of dollars except share and per share amounts)

Impairment of long-lived assets and other lease charges (recoveries) for the Company’s segments were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Burger King	$57	$98	$1,028	$379
Pollo Tropical	70	86	706	2,069
Taco Cabana	(138)	7	310	1,644

	$(11)	$191	$2,044	$4,092

During the three months ended September 30, 2011, the Company recorded other lease charges of $0.1 million associated with the closure of a Pollo Tropical restaurant in the third quarter and $0.1 million of income to reduce the Company’s future minimum lease payments and ancillary costs related to a non-operating Taco Cabana restaurant property. During the nine months ended September 30, 2011, the Company also recorded impairment and other lease charges of $1.0 million for underperforming Burger King restaurants, $0.6 million in other lease charges for two previously closed Pollo Tropical restaurants, $0.3 million of lease charges for a Taco Cabana restaurant that was closed in the second quarter of 2011, and $0.2 million in lease charges for two previously closed Taco Cabana restaurants.

During the nine months ended September 30, 2010, the Company recorded impairment and other lease charges of $4.1 million which included $1.4 million for an underperforming Pollo Tropical restaurant and $0.3 million to reduce the fair market value of a previously impaired Pollo Tropical restaurant. In addition, the Company recorded charges of $1.1 million for an underperforming Taco Cabana restaurant, $0.3 million to reduce the fair market value of a previously impaired Taco Cabana restaurant and $0.4 million associated with three underperforming Burger King restaurants.

4. Goodwill and Franchise Rights

Goodwill. The Company is required to review goodwill for impairment annually, or more frequently, when events and circumstances indicate that the carrying amount may be impaired. If the determined fair value of goodwill is less than the related carrying amount, an impairment loss is recognized. The Company performs its annual impairment assessment as of December 31 and does not believe circumstances have changed since the last assessment date which would make it necessary to reassess their values.

There have been no changes in goodwill or goodwill impairment losses during the nine months ended September 30, 2011 or the year ended December 31, 2010. Goodwill balances are summarized below:

	Pollo Tropical	Taco Cabana	Burger King	Total
Balance, September 30, 2011	$56,307	$67,177	$1,450	$124,934

Burger King Franchise Rights. Amounts allocated to franchise rights for each Burger King acquisition are amortized using the straight-line method over the average remaining term of the acquired franchise agreements plus one twenty-year renewal period.

The Company assesses the potential impairment of Burger King franchise rights whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If an indicator of impairment exists, an estimate of the aggregate undiscounted cash flows from the acquired restaurants is compared to the respective carrying value of franchise rights for each Burger King acquisition. If an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value. No impairment charges were recorded related to the Company’s Burger King franchise rights for the three and nine months ended September 30, 2011 and 2010.

Amortization expense related to Burger King franchise rights was $799 for both the three months ended September 30, 2011 and 2010, respectively, and $2,398 for both the nine months ended September 30, 2011 and 2010, respectively. The Company estimates the amortization expense for the year ending December 31, 2011 and for each of the five succeeding years to be $3,194.

CARROLS RESTAURANT GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(in thousands of dollars except share and per share amounts)

5. Long-term Debt

Long-term debt at September 30, 2011 and December 31, 2010 consisted of the following:

	September 30, 2011	December 31, 2010
Collateralized:
Carrols LLC Credit Facility-Term loan	$65,000	$—
Prior Carrols Senior Credit Facility-Term loan	—	87,250
Fiesta Restaurant Group 8.875% Senior Secured Second Lien Notes	200,000	—

Unsecured:
Carrols 9% Senior Subordinated Notes	—	165,000
Capital leases	1,157	1,202

	266,157	253,452
Less: current portion	(6,552)	(15,538)

	$259,605	$237,914

On August 5, 2011 Carrols LLC and Fiesta Restaurant Group each entered into a new and independent senior secured credit facility. The new Carrols LLC senior secured credit facility provides for aggregate term loan borrowings of $65.0 million and a revolving credit facility that provides for aggregate borrowings of up to $20.0 million. The new Fiesta Restaurant Group senior secured credit facility consists of a revolving credit facility that provides for aggregate borrowings of up to $25.0 million. Also on August 5, 2011, Fiesta Restaurant Group issued $200.0 million of 8.875% Senior Secured Second Lien Notes due 2016 (the “Fiesta Notes”). Carrols LLC used net proceeds from the term loan borrowings of $65.0 million under the Carrols LLC secured credit facility and Fiesta Restaurant Group used net proceeds from the sale of the Fiesta Notes to distribute funds to Carrols to enable Carrols to (i) repay all outstanding indebtedness under Carrols prior senior credit facility, (ii) repurchase its outstanding 9% Senior Subordinated Notes due 2013 (the “Carrols Notes”) pursuant to a cash tender offer and related consent solicitation and to pay the related tender premium and (iii) pay related fees and expenses. On October 2, 2011, there were no outstanding revolving credit borrowings under the new Carrols LLC senior secured credit facility or the new Fiesta Restaurant Group senior secured credit facility.

In connection with these transactions, on July 22, 2011 Carrols commenced a tender offer and consent solicitation for all of its outstanding Carrols Notes. On August 5, 2011, $118.4 million were accepted for payment and paid by Carrols. Carrols LLC distributed to Carrols net proceeds from the term loan borrowings of $65.0 million under the Carrols LLC senior secured credit facility and Fiesta Restaurant Group distributed to Carrols net proceeds from the sale of $200.0 million of Fiesta Notes to enable Carrols to redeem the balance of its outstanding Carrols Notes not tendered in the tender offer, which expired on August 18, 2011. On August 22, 2011, Carrols completed the cash tender offer and consent solicitation for all of its outstanding notes and called for the redemption of the $46.2 million of the Carrols Notes that were not tendered in the tender offer and irrevocably deposited with the trustee for the Carrols Notes an amount of funds sufficient to redeem the Carrols Notes. Consequently, on August 22, 2011, each of Carrols and the subsidiary guarantors terminated its obligations under the Carrols Notes and under the indenture governing the Carrols Notes.

As a result of these refinancing transactions, Carrols recorded a loss on extinguishment of debt in the third quarter of 2011 of $2.4 million consisting of the write-off of previously deferred financing fees of $1.5 million, the tender premium paid for redemption of the Carrols Notes and other professional fees associated with the tender offer.

New Senior Secured Credit Facilities. On August 5, 2011 Fiesta Restaurant Group entered into a first lien revolving credit facility providing for aggregate borrowings of up to $25.0 million (including $10.0 million available for letters of credit). The revolving credit facility also provides for incremental increases of up to $5.0 million, in the aggregate, to the revolving credit borrowings available under the facility, and matures on February 5, 2016. Borrowings under the revolving credit facility bear interest at a per annum rate, at Fiesta Restaurant Group’s option, of either (all terms as defined in the Fiesta Restaurant senior secured credit facility):

1) the Alternate Base Rate plus the applicable margin of 2.0% to 2.75% based on Fiesta Restaurant Group’s Adjusted Leverage Ratio (with an initial applicable margin set at 2.5% until the delivery of financial statements for the fourth fiscal quarter of 2011 to the agent and lenders under the Fiesta Restaurant Group senior secured credit facility), or

CARROLS RESTAURANT GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(in thousands of dollars except share and per share amounts)

2) the LIBOR Rate plus the applicable margin of 3.0% to 3.75% based on Fiesta Restaurant Group’s Adjusted Leverage Ratio (with an initial applicable margin set at 3.5% until the delivery of financial statements for the fourth fiscal quarter of 2011 to the agent and lenders under the Fiesta Restaurant Group senior secured credit facility).

Fiesta Restaurant Group’s obligations under the Fiesta Restaurant Group senior secured credit facility are secured by a first priority lien on substantially all of the assets of Fiesta Restaurant Group and its material subsidiaries, as guarantors, (including a pledge of all of the capital stock and equity interests of its material subsidiaries).

The Fiesta Restaurant Group senior secured senior credit facility contains customary default provisions, including without limitation, a cross default provision pursuant to which it is an event of default under this facility if there is a default under any indebtedness of Fiesta Restaurant Group having an outstanding principal amount of $2.5 million or more which results in the acceleration of such indebtedness prior to its stated maturity or is caused by a failure to pay principal when due. As of October 2, 2011, Fiesta Restaurant Group was in compliance with the covenants under its senior secured credit facility. After reserving $7.6 million for letters of credit guaranteed by the facility, $17.4 million was available for borrowing at October 2, 2011.

On August 5, 2011 Carrols LLC entered into a new senior secured credit facility, which provides for $65.0 million aggregate term loan borrowings and a revolving credit facility which provides for aggregate borrowings of up to $20.0 million (including $10.0 million available for letters of credit) both maturing on August 5, 2016. The Carrols LLC senior secured credit facility also provides for incremental borrowing increases of up to $25 million, in the aggregate, to the revolving credit facility and term loan borrowings available under the facility. Borrowings under the term loan and revolving credit borrowings under the facility bear interest at a per annum rate, at Carrols LLC’s option, of either (all terms as defined in the Carrols LLC senior secured credit facility):

1) the Alternate Base Rate plus the applicable margin of 2.25% to 4.0% based on Carrols LLC’s Adjusted Leverage Ratio (with an initial applicable margin set at 2.75% until the delivery of financial statements for the fourth fiscal quarter of 2011 to the agent and lenders under the Carrols LLC senior secured credit facility), or

2) the LIBOR Rate plus the applicable margin of 3.25% to 4.0% based on Carrols LLC’s Adjusted Leverage Ratio (with an initial applicable margin set at 3.75% until the delivery of financial statements for the fourth fiscal quarter of 2011 to the agent and lenders under the Carrols LLC senior secured credit facility).

Under the Carrols LLC senior secured credit facility, Carrols LLC will be required to make mandatory prepayments of principal on term loan borrowings (i) annually in an amount equal to 50% to 100% of Excess Cash Flow (as defined in the Carrols LLC senior secured credit facility) based on Carrols LLC’s Adjusted Leverage Ratio and (ii) in the event of dispositions of assets, debt issuances and insurance and condemnation proceeds (all subject to certain exceptions).

The term loan borrowings under the Carrols LLC senior secured credit facility are payable in consecutive quarterly principal payments of $1.625 million beginning on the last day of the fourth quarter of 2011 through the first quarter of 2016 with the remaining outstanding principal amount of $30.75 million due on the maturity date of August 5, 2016.

Carrols LLC’s obligations under the Carrols LLC senior secured credit facility are secured by a first priority lien on substantially all of the assets of Carrols LLC and by a pledge by Carrols of all of the outstanding equity interests of Carrols LLC.

The Carrols LLC senior secured credit facility contains customary default provisions, including without limitation, a cross default provision pursuant to which it is an event of default under this facility if there is a default under any indebtedness of Carrols LLC having an outstanding principal amount of $2.5 million or more which results in the acceleration of such indebtedness prior to its stated maturity or is caused by a failure to pay principal when due. As of October 2, 2011, Carrols LLC was in compliance with the covenants under its senior secured credit facility. After reserving $5.9 million for letters of credit guaranteed by the facility, $19.1 million was available for borrowing at October 2, 2011.

CARROLS RESTAURANT GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(in thousands of dollars except share and per share amounts)

Fiesta Restaurant Group Senior Secured Second Lien Notes. On August 5, 2011, Fiesta Restaurant Group issued $200.0 million of 8.875% Senior Secured Second Lien Notes due 2016 pursuant to an indenture dated as of August 5, 2011 governing such notes. The Fiesta Notes mature and are payable on August 15, 2016. Interest is payable semi-annually on February 15 and August 15 with the first interest payment due on February 15, 2012. The Fiesta Notes are secured by second-priority liens on substantially all of Fiesta Restaurant Group’s and its material subsidiaries’ assets.

The Fiesta Notes are redeemable at the option of Fiesta Restaurant Group in whole or in part at any time after February 15, 2014 at a price of 104.438% of the principal amount plus accrued and unpaid interest, if any, if redeemed before February 15, 2015, 102.219% of the principal amount plus accrued and unpaid interest, if any, if redeemed after February 15, 2015 but before February 15, 2016 and 100% of the principal amount plus accrued and unpaid interest, if any, if redeemed after February 15, 2016. Prior to February 14, 2014, Fiesta Restaurant Group may redeem some or all of the Fiesta Notes at a redemption price of 100% of the principal amount of each note plus accrued and unpaid interest, if any, and a make-whole premium. In addition, at any time prior to February 15, 2014, Fiesta Restaurant Group may redeem up to 35% of the Fiesta Notes with the net cash proceeds from specified equity offerings at a redemption price equal to 108.875% of the principal amount of each note to be redeemed, plus accrued and unpaid interest, if any, to the date of redemption.

The indenture governing the Fiesta Notes includes certain covenants, including limitations and restrictions on Fiesta Restaurant Group and its material subsidiaries who are guarantors under such indenture to incur additional debt, issue preferred stock, pay dividends or make distributions in respect of capital stock or make certain other restricted payments or investments, incur liens, sell assets, enter into transactions with affiliates, agree to payment restrictions affecting certain of its material subsidiaries and enter into mergers, consolidations or sales of all or substantially all of Fiesta Restaurant Group’s or its material subsidiaries’ assets. These covenants are subject to certain exceptions and qualifications including, without limitation, permitting the spin-off transaction discussed in Note 1.

The indenture governing the Fiesta Notes contains customary default provisions, including without limitation, a cross default provision pursuant to which it is an event of default under these notes and the indenture if there is a default under any indebtedness of Fiesta Restaurant Group having an outstanding principal amount of $15.0 million or more which results in the acceleration of such indebtedness prior to its stated maturity or is caused by a failure to pay principal when due. Fiesta Restaurant group was in compliance as of October 2, 2011 with the restrictive covenants of the indenture governing the Fiesta Notes.

Carrols Prior Senior Credit Facility. Carrols’ prior senior credit facility totaled $185 million, originally consisting of $120 million principal amount of term loan A borrowings and a $65.0 million revolving credit facility (including a sub limit of up to $25.0 million for letters of credit and up to $5.0 million for swingline loans), maturing on March 8, 2012.

Carrols Prior Senior Subordinated Notes. Carrols’ prior senior subordinated notes consisted of issued $180 million of 9% Senior Subordinated Notes due 2013 that bore interest at a rate of 9% payable semi-annually on January 15 and July 15 and matured on January 15, 2013.

6. Income Taxes

The provision for income taxes for the three and nine months ended September 30, 2011 and 2010 was comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Current	$956	$2,620	$890	$5,207
Deferred	458	166	3,464	248

	$1,414	$2,786	$4,354	$5,455

The provision for income taxes for the three and nine months ended September 30, 2011 was derived using an estimated effective annual income tax rate for 2011 of 30.1%, which excludes any discrete tax adjustments. Discrete tax adjustments decreased the provision for income taxes by $95 and $336 in the three and nine months ended September 30, 2011, respectively.

CARROLS RESTAURANT GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(in thousands of dollars except share and per share amounts)

The provision for income taxes for the three and nine months ended September 30, 2010 was derived using an estimated effective annual income tax rate for 2010 of 36.6%, which excludes any discrete tax adjustments. Discrete tax adjustments increased the provision for income taxes by $108 and $38 in the three and nine months ended September 30, 2010, respectively.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2011 and December 31, 2010, the Company had no unrecognized tax benefits and no accrued interest related to uncertain tax positions.

The tax years 2008-2010 remain open to examination by the major taxing jurisdictions to which the Company is subject. Although it is not reasonably possible to estimate the amount by which unrecognized tax benefits may increase within the next twelve months due to the uncertainties regarding the timing of any examinations, the Company does not expect unrecognized tax benefits to significantly change in the next twelve months.

7. Other Liabilities, Long-Term

Other liabilities, long-term, at September 30, 2011 and December 31, 2010 consisted of the following:

	September 30, 2011	December 31, 2010
Accrued occupancy costs	$13,861	$13,250
Accrued workers’ compensation costs	3,583	3,423
Deferred compensation	901	2,937
Other	3,164	3,442

	$21,509	$23,052

Accrued occupancy costs include obligations pertaining to closed restaurant locations, contingent rent and accruals to expense operating lease rental payments on a straight-line basis over the lease term.

The following table presents the activity in the closed-store reserve included in accrued occupancy costs at September 30, 2011 and December 31, 2010:

	Nine months ended September 30, 2011	Year ended December 31, 2010
Balance, beginning of period	$1,665	$862
Accruals for additional lease charges	987	1,279
Payments, net	(753)	(632)
Other adjustments	117	156

Balance, end of period	$2,016	$1,665

8. Postretirement Benefits

The Company provides postretirement medical benefits covering substantially all Burger King administrative and restaurant management salaried employees who retire or terminate after qualifying for such benefits. A December 31 measurement date is used for postretirement benefits.

CARROLS RESTAURANT GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(in thousands of dollars except share and per share amounts)

The following summarizes the components of net periodic postretirement benefit income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Service cost	$7	$8	$21	$23
Interest cost	24	27	73	81
Amortization of net gains and losses	25	24	74	73
Amortization of prior service credit	(90)	(90)	(269)	(270)

Net periodic postretirement benefit income	$(34)	$(31)	$(101)	$(93)

During the nine months ended September 30, 2011, the Company made contributions of $130 to its postretirement plan and expects to make additional contributions during 2011. Contributions made by the Company to its postretirement plan for the year ended December 31, 2010 were $156.

9. Lease Financing Obligations

The Company has previously entered into sale-leaseback transactions involving certain restaurant properties that did not qualify for sale-leaseback accounting and as a result were classified as financing transactions. Under the financing method, the assets remain on the consolidated balance sheet and proceeds received by the Company from these transactions are recorded as a financing liability. Payments under these leases are applied as payments of imputed interest and deemed principal on the underlying financing obligations.

During the second quarter of 2011, the Company entered into a sale-leaseback transaction for a restaurant property that did not qualify for sale-leaseback accounting and the net proceeds of $1.7 million were recorded as a lease financing obligation. In the third quarter of 2011, the condition that precluded sale-leaseback accounting was cured. As a result, the Company reduced its lease financing obligations by $1.7 million and recorded a loss of $0.1 million which is included in other income (expense) on the consolidated statement of operations.

Interest expense associated with lease financing obligations for the three months ended September 30, 2011 and 2010 was $0.3 million and $0.2 million, respectively, and was $0.8 million and $0.7 million for the nine months ended September 30, 2011 and 2010, respectively.

10. Business Segment Information

The Company is engaged in the quick-service and quick-casual restaurant industry, with three restaurant concepts: Burger King, operating as a franchisee, and Pollo Tropical and Taco Cabana, both Company-owned concepts. Pollo Tropical is a quick-casual restaurant brand offering a wide selection of tropical and Caribbean-inspired food, featuring grilled chicken marinated in a proprietary blend of tropical fruit juices and spices. Taco Cabana is a quick-casual restaurant brand offering a wide selection of fresh Tex-Mex and traditional Mexican style food, including sizzling fajitas, quesadillas, enchiladas, burritos and other Tex-Mex dishes.

The accounting policies of each segment are the same as those described in the summary of significant accounting policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The following table includes Adjusted Segment EBITDA, which is the measure of segment profit or loss reported to the chief operating decision maker for purposes of allocating resources to the segments and assessing their performance. Adjusted Segment EBITDA is defined as earnings attributable to the applicable segment before interest, income taxes, depreciation and amortization, impairment losses and other lease charges, stock-based compensation expense, other income and expense and gains and losses on extinguishment of debt.

The “Other” column includes corporate related items not allocated to reportable segments and consists primarily of cash, certain other assets, corporate property and equipment, goodwill and deferred income taxes.

CARROLS RESTAURANT GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(in thousands of dollars except share and per share amounts)

Three Months Ended	Pollo Tropical	Taco Cabana	Burger King	Other	Consolidated
September 30, 2011:
Total revenues	$52,675	$68,482	$90,599	$—	$211,756
Cost of sales	17,499	21,334	26,868	—	65,701
Restaurant wages and related expenses	12,114	20,430	27,619	—	60,163
Restaurant rent expenses	2,505	4,011	5,749	—	12,265
General and administrative expenses (1)	3,271	3,429	7,002	—	13,702
Depreciation and amortization	2,034	2,288	3,506	418	8,246
Adjusted Segment EBITDA	8,582	7,353	6,150
Capital expenditures, including acquisitions	3,187	2,508	6,120	381	12,196

September 30, 2010:
Total revenues	$47,567	$63,702	$90,356	$—	$201,625
Cost of sales	15,020	18,939	26,134	—	60,093
Restaurant wages and related expenses	11,419	19,394	28,214	—	59,027
Restaurant rent expenses	2,428	3,908	5,699	—	12,035
General and administrative expenses (1)	3,306	2,424	6,292	—	12,022
Depreciation and amortization	2,004	2,226	3,394	456	8,080
Adjusted Segment EBITDA	7,489	6,483	6,394
Capital expenditures, including acquisitions	3,842	3,395	2,658	252	10,147

Nine Months Ended
September 30, 2011:
Total revenues	$157,553	$200,469	$260,816	$—	$618,838
Cost of sales	52,062	62,790	77,336	—	192,188
Restaurant wages and related expenses	36,721	60,228	82,014	—	178,963
Restaurant rent expenses	7,255	12,121	17,151	—	36,527
General and administrative expenses (1)	9,735	9,885	21,687	—	41,307
Depreciation and amortization	6,117	6,912	10,503	1,211	24,743
Adjusted Segment EBITDA	28,222	20,849	12,402
Capital expenditures, including acquisitions	7,344	10,353	13,942	1,228	32,867

September 30, 2010:
Total revenues	$139,873	$189,941	$271,431	$—	$601,245
Cost of sales	44,880	56,644	80,736	—	182,260
Restaurant wages and related expenses	34,249	58,055	85,468	—	177,772
Restaurant rent expenses	7,314	11,743	17,566	—	36,623
General and administrative expenses (1)	9,184	8,277	19,735	—	37,196
Depreciation and amortization	5,876	6,744	10,344	1,351	24,315
Adjusted Segment EBITDA	22,361	20,117	15,702
Capital expenditures, including acquisitions	7,719	8,314	9,422	857	26,312

Identifiable Assets:
At September 30, 2011	$50,173	$59,893	$146,779	$195,211	$452,056

At December 31, 2010	51,125	63,061	142,922	169,194	426,302

(1)

For the Pollo Tropical and Taco Cabana segments, such amounts include general and administrative expense related directly to each segment. For the Burger King segment, such amounts include general and administrative expenses related directly to the Burger King segment as well as expenses associated with administrative support to the Company’s Pollo Tropical and Taco Cabana segments for executive management, information systems and certain accounting, legal and other administrative functions. For the three and

CARROLS RESTAURANT GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(in thousands of dollars except share and per share amounts)

nine months ended September 30, 2011, the administrative support expenses included in the Burger King segment provided to Pollo Tropical were $1.1 million and $3.3 million, respectively, and the administrative support expenses provided to Taco Cabana were $1.4 and $4.2 million, respectively. For the three and nine months ended September 30, 2010, these administrative support expenses were $0.8 million and $2.8 million, respectively, for Pollo Tropical and $1.1 million and $3.6 million, respectively, for Taco Cabana.

A reconciliation of Adjusted Segment EBITDA to consolidated net income is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Adjusted Segment EBITDA:
Pollo Tropical	$8,582	$7,489	$28,222	$22,361
Taco Cabana	7,353	6,483	20,849	20,117
Burger King	6,150	6,394	12,402	15,702
Less:
Depreciation and amortization	8,246	8,080	24,743	24,315
Impairment and other lease charges	(11)	191	2,044	4,092
Interest expense	5,757	4,693	14,949	14,144
Provision for income taxes	1,414	2,786	4,354	5,455
Stock-based compensation expense	720	423	2,118	1,232
Loss on extinguishment of debt	2,449	—	2,449	—
Other expense (income)	105	(400)	(343)	(400)

Net income	$3,405	$4,593	$11,159	$9,342

11. Commitments and Contingencies

On November 16, 1998, the Equal Employment Opportunity Commission (“EEOC”) filed suit in the United States District Court for the Northern District of New York (the “Court”), under Title VII of the Civil Rights Act of 1964, as amended, against Carrols. The complaint alleged that Carrols engaged in a pattern or practice of unlawful discrimination, harassment and retaliation against former and current female employees. The EEOC ultimately attempted to present evidence of 511 individuals that it believed constituted the “class” of claimants for which it was seeking monetary and injunctive relief from Carrols. On April 20, 2005, the Court issued a decision and order granting Carrols’ Motion for Summary Judgment that Carrols filed in January 2004, dismissing the EEOC’s pattern or practice claim. Carrols then moved for summary judgment against the claims of the 511 individual claimants. On March 2, 2011, the Court issued a decision and order granting summary judgment against the claims of all but 131 of the 511 individual claimants and dismissed 380 of the individual claimants from the case. Both the EEOC and Carrols have since filed motions for reconsideration in part of the Court’s March 2, 2011 decision and order, as a result of which the number of surviving claimants may increase to as many as 184 or decrease to as few as four. It is not possible to predict the outcome of these motions at this time.

Subject to possible appeal by the EEOC, the EEOC’s pattern or practice claim is dismissed; however, the Court has yet to determine how the claims of the individual claimants ultimately determined to survive will proceed. Although the Company believes that the EEOC’s continued class litigation argument is without merit, it is not possible to predict the outcome of that matter on an appeal, if one is taken. The Company does not believe that any of the remaining individual claims would have a material impact on its consolidated financial statements.

The Company is a party to various other litigation matters incidental to the conduct of the Company’s business. The Company does not believe that the outcome of any of these other matters will have a material effect on its consolidated financial statements.

12. Net Income per Share

Basic net income per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income for the period by the weighted average number of common shares outstanding plus the dilutive effect of outstanding stock options using the treasury stock method. To the extent such outstanding stock options are antidilutive they are excluded from the calculation of diluted net income per share.

CARROLS RESTAURANT GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(in thousands of dollars except share and per share amounts)

The following table is a reconciliation of the net income and share amounts used in the calculation of basic net income per share and diluted net income per share:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Basic net income per share:
Net income	$3,405	$4,593	$11,159	$9,342
Weighted average common shares outstanding	21,690,753	21,623,221	21,665,551	21,618,624

Basic net income per share	$0.16	$0.21	$0.52	$0.43

Diluted net income per share:
Net income for diluted net income per share	$3,405	$4,593	$11,159	$9,342
Shares used in computed basic net income per share	21,690,753	21,623,221	21,665,551	21,618,624
Dilutive effect of non-vested shares and stock options	541,786	154,104	488,052	201,072

Shares used in computed diluted net income per share	22,232,539	21,777,325	22,153,603	21,819,696

Diluted net income per share	$0.15	$0.21	$0.50	$0.43

Shares excluded from diluted net income per share computation (1)	1,027,616	2,137,039	1,328,002	2,109,818

(1)	These shares subject to stock options were not included in the computation of diluted net income per share because they would have been antidilutive for the periods presented.

13. Other Comprehensive Income

The items that currently impact the Company’s other comprehensive income are changes in postretirement benefit obligations, net of tax.

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net income	$3,405	$4,593	$11,159	$9,342
Change in postretirement benefit obligation, net of tax	—	—	—	10

Comprehensive income	$3,405	$4,593	$11,159	$9,352

14. Other Expense(Income)

In the nine months ended September 30, 2011, the Company recorded a gain of $0.3 million related to the sale of a non-operating Burger King property and a gain of $0.1 million related to a property insurance recovery from a fire at a Burger King restaurant and a loss of $0.1 million from the sale of a Taco Cabana property in a sale-leaseback transaction. During the three months ended September 30, 2010, the Company recorded a gain of $0.4 million related to a property insurance recovery from a fire at a Burger King restaurant.

15. Recent Accounting Developments

In September 2011, the Financial Accounting Standards Board (“FASB”) issued guidance on testing goodwill for impairment. The guidance provides entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, provided that the entity has not yet performed its 2011 annual impairment test or issued its financial statements. The Company is evaluating the impact of this guidance on its annual testing for goodwill impairment.

In September 2011, the FASB issued guidance on the presentation of comprehensive income. This guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. The guidance allows two presentation alternatives: (1) to present items of net income and other comprehensive income in one continuous statement; or

CARROLS RESTAURANT GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(in thousands of dollars except share and per share amounts)

(2) in two separate, but consecutive, statements of net income and other comprehensive income. This guidance is effective as of the beginning of a fiscal year that begins after December 15, 2011. Early adoption is permitted, but full retrospective application is required. The Company is in the process of deciding which alternative it will choose upon adoption.

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

We use a 52-53 week fiscal year ending on the Sunday closest to December 31. All references herein to the fiscal years ended January 2, 2011 and January 3, 2010 will be referred to as the fiscal years ended December 31, 2010 and 2009, respectively. Similarly, all references herein to the three and nine months ended October 2, 2011 and October 3, 2010 will be referred to as the three and nine months ended September 30, 2011 and 2010, respectively. The fiscal years ended December 31, 2010 and 2009 contained 52 weeks and 53 weeks, respectively, and the three and nine months ended September 30, 2011 and 2010 each contained thirteen and thirty nine weeks, respectively.

Introduction

We are a holding company and conduct all of our operations through our direct and indirect subsidiaries and have no assets other than the shares of capital stock of Carrols, our direct wholly-owned subsidiary. The following MD&A is written to help the reader understand our company. The MD&A is provided as a supplement to, and should be read in conjunction with our Consolidated Financial Statements and the accompanying financial statement notes appearing elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2010. The overview provides our perspective on the individual sections of MD&A, which include the following:

Company Overview—a general description of our business and our key financial measures.

Recent and Future Events Affecting Our Results of Operations—a description of recent events that affect, and future events that may affect, our results of operations.

Executive Summary—an executive review of our performance for the three months ended September 30, 2011.

Results of Operations—an analysis of our results of operations for the three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010, including a review of material items and known trends and uncertainties.

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

Forward Looking Statements—cautionary information about forward-looking statements and a description of certain risks and projections.

Company Overview

We are one of the largest restaurant companies in the United States operating three restaurant brands in the quick-casual and quick-service restaurant segments with 551 restaurants located in 17 states as of October 2, 2011. We have been operating restaurants for more than 50 years. Through our indirect wholly-owned subsidiary, Fiesta Restaurant Group, Inc., we own and operate two restaurant brands, Pollo Tropical and Taco Cabana, which we acquired in 1998 and 2000, respectively (collectively “Fiesta Restaurant Group”). We are also the largest Burger King franchisee, based on the number of restaurants, and have operated Burger King restaurants since 1976. As of October 2, 2011, our company-owned restaurants included 91 Pollo Tropical restaurants and 158 Taco Cabana restaurants, and we operated 302 Burger King restaurants under franchise agreements.

We are franchising our Pollo Tropical restaurants primarily internationally and, as of October 2, 2011, we had 30 franchised restaurants located in Puerto Rico, Ecuador, Honduras, the Bahamas, Trinidad, Venezuela and on college campuses in Florida. We also have agreements for the future development of franchised Pollo Tropical restaurants in Panama, Tobago, Aruba, Curacao, Bonaire and Costa Rica. Although we are not actively franchising our Taco Cabana restaurants, we had five Taco Cabana franchised restaurants at October 2, 2011 located in the United States.

The following is an overview of the key financial measures discussed in our results of operations:

•

Restaurant sales consist of food and beverage sales, net of discounts, at our company-owned and operated restaurants. Restaurant sales are influenced by menu price increases, new restaurant openings, closures of restaurants and changes in comparable restaurant sales. Restaurants are included in comparable restaurant sales after they have been open for 12 months for our Burger King restaurants and 18 months for our Pollo Tropical and Taco Cabana restaurants. For comparative purposes, the calculation of the changes in comparable restaurant sales is based on a 52-week year.

•

Cost of sales consists of food, paper and beverage costs including packaging costs, less purchase discounts. Cost of sales is generally influenced by changes in commodity costs, the sales mix of items sold and the effectiveness of our restaurant-level controls to manage food and paper costs. Key commodities for our Pollo Tropical and Taco Cabana restaurants, including chicken and beef, are generally purchased under contracts for future periods up to one year.

•

Restaurant wages and related expenses include all restaurant management and hourly productive labor costs, employer payroll taxes, restaurant-level bonuses and related benefits. Payroll and related taxes and benefits are subject to inflation, including minimum wage increases and increased costs for health insurance, workers’ compensation insurance and state unemployment insurance.

•	Restaurant rent expense includes base rent and contingent rent on our leases characterized as operating leases, reduced by the amortization of gains on sale-leaseback transactions.

•

Other restaurant operating expenses include all other restaurant-level operating costs, the major components of which are royalty expenses for our Burger King restaurants, utilities, repairs and maintenance, real estate taxes and credit card fees.

•

Advertising expense includes all promotional expenses including television, radio, billboards and other media for our Pollo Tropical and Taco Cabana restaurants and advertising payments based on a percentage of sales as required under our franchise agreements for our Burger King restaurants.

•

General and administrative expenses are comprised primarily of (1) salaries and expenses associated with corporate and administrative functions that support the development and operations of all of our restaurants, (2) legal, auditing and other professional fees and (3) stock-based compensation expense.

•

Adjusted Segment EBITDA, which is the measure of segment profit or loss used by our chief operating decision maker for purposes of allocating resources to our segments and assessing their performance, is defined as earnings attributable to the applicable segment before interest, income taxes, depreciation and amortization, impairment and other lease charges, stock-based compensation expense, other income and expense and gains and losses on the extinguishment of debt. Adjusted Segment EBITDA may not be necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculation.

•

Depreciation and amortization expense primarily includes the depreciation of fixed assets, including equipment, owned buildings and leasehold improvements utilized in our restaurants, depreciation of assets under lease financing obligations and the amortization of Burger King franchise rights and franchise fees.

•

Interest expense consists primarily of borrowings under our bank credit facilities, interest expense associated with Carrols’ 9% Senior Subordinated Notes due 2013 (the “Carrols Notes”)which were repurchased in a tender offer or redeemed in the third quarter of 2011, the amortization of deferred financing costs, imputed interest expense on leases entered into in connection with sale-leaseback transactions which are accounted for as lease financing obligations and any gains and losses from the settlement of lease financing obligations. Subsequent to August 5, 2011, interest expense also includes interest associated with the issuance of $200 million of Fiesta Restaurant Group 8.875% Senior Secured Second Lien Notes due 2016.

Recent and Future Events Affecting our Results of Operations

Spin-off of Fiesta Restaurant Group, Inc.

On February 24, 2011 we announced our intention to split our business into two separate, publicly-traded companies through the tax-free spin-off of Fiesta Restaurant Group, Inc. to our stockholders. If the spin-off is consummated, the common stock of Fiesta Restaurant Group will be distributed in the form of a pro rata dividend to our stockholders. Fiesta Restaurant Group would continue to operate our Pollo Tropical and Taco Cabana businesses and we would continue to own and operate our franchised Burger King restaurants through our subsidiaries Carrols and Carrols LLC.

We are implementing detailed plans for the proposed spin-off, including the separation plan, transaction structure and timing, composition of senior management and the boards of directors, capital structure and other matters. The spin-off will be subject to approval by our Board of Directors, customary regulatory and other approvals and the receipt of a favorable IRS tax ruling, among other things.

We believe that the proposed spin-off will enable each company to better focus on its respective opportunities as well as to pursue its own distinct operating plan and growth strategy including acquisition opportunities in the Burger King system. We expect to complete the spin-off in the first quarter of 2012; however there can be no assurance that we will complete the spin-off by then or at all.

Refinancing of Outstanding Indebtedness

On August 5, 2011, we completed a refinancing of our existing indebtedness. Carrols LLC and Fiesta Restaurant Group each entered into new and independent financing arrangements. The proceeds from these financings were used to repay all indebtedness outstanding under Carrols senior credit facility and the Carrols Notes, as well as to pay all related fees and expenses. Excess cash from the financings was approximately $9.5 million and is available to us for general corporate purposes.

Fiesta Restaurant Group sold $200 million of 8.875% Senior Secured Second Lien Notes due 2016 (the “Fiesta Notes”)and entered into a $25 million senior secured revolving credit facility which was undrawn at closing. Carrols LLC entered into an $85 million senior secured credit facility including term loan borrowings of $65 million and an undrawn $20 million revolving credit facility. Proceeds from these borrowings were used to repay approximately $80.2 million outstanding under Carrols’ senior credit facility, to repurchase or redeem $165.0 million of the Carrols Notes, to pay accrued interest and related fees and expenses. Total interest expense is anticipated to increase approximately $2.0 million to $2.5 million in the second half of 2011 as a result of these transactions.

Future Restaurant Closures

We evaluate the performance of our Burger King restaurants on an ongoing basis including an assessment of the current and future operating results of the restaurant, and in relation to Burger King franchise agreement renewals, the cost of required capital improvements. We may elect to close restaurants based on such evaluation. In 2010, we closed seven Burger King restaurants, not including restaurants relocated within the same market area. In the first nine months of 2011 we have closed four Burger King restaurants, not including one restaurant relocated within the same market area. We currently anticipate that we will close one or two additional Burger King restaurants in 2011, excluding any relocations.

We also closed two underperforming Taco Cabana restaurants and two underperforming Pollo Tropical restaurants in 2010 and two underperforming Pollo Tropical restaurants and one underperforming Taco Cabana restaurant in the first nine months of 2011. We currently do not anticipate closing any additional Pollo Tropical or Taco Cabana restaurants in 2011.

We do not believe that the future impact on our consolidated results of operations from such restaurant closures will be material, although there can be no assurance in this regard. Our determination of whether to close restaurants in the future is subject to further evaluation and may change.

Executive Summary—Operating Performance for the Three Months Ended September 30, 2011

Total revenues for the third quarter of 2011 increased 5.0% to $211.8 million from $201.6 million in the third quarter of 2010. Revenues from Fiesta Restaurant Group increased 8.9% in the third quarter of 2011 to $121.2 million and revenues from our Burger King restaurants increased 0.3% to $90.6 million from $90.4 million in the third quarter of 2010. Comparable restaurant sales in the third quarter of 2011 increased 7.9% at our Pollo Tropical restaurants, increased 5.3% at our Taco Cabana restaurants and increased 1.6% at our Burger King restaurants. The comparable restaurant sales increase at our Pollo Tropical restaurants was primarily a result of higher customer traffic while the comparable sales increases at our Taco Cabana and Burger King restaurants was due primarily to an increase in average check.

Restaurant operating margins in the third quarter of 2011 were negatively impacted by higher food costs at each of our three restaurant brands as cost of sales, as a percentage of total restaurant sales, increased to 31.1% from 29.9%. These increases were partially offset by favorable sales mix changes at our Burger King restaurants, and, to a lesser extent, at Pollo Tropical as well as menu price increases taken in the last twelve months. As a percentage of total restaurant sales, restaurant wages and related expenses decreased to 28.5% in the third quarter of 2011 from 29.3% in the third quarter of 2010 due to the effect of higher sales volumes at our Pollo Tropical and Taco Cabana restaurants on fixed labor costs and productive labor efficiencies at our Burger King restaurants. Advertising expense, as a percentage of total restaurant sales, decreased to 3.9% in the third quarter of 2011 from 4.4% in the third quarter of 2010 as a result of lower advertising spending for our Taco Cabana restaurants due to timing. Operating results were favorably impacted by lower utility costs which, as a percentage of total restaurant sales, decreased to 3.7% in the third quarter of 2011 from 3.9% in the third quarter of 2010.

General and administrative expenses increased to $13.7 million in the third quarter of 2011 from $12.0 million in the third quarter of 2010 due to higher administrative bonus accruals of $1.1 million and higher stock-based compensation expense of $0.3 million. General and administrative expenses in the third quarter of 2011 also included $0.2 million of costs incurred in connection with the planned spin-off of Fiesta Restaurant Group.

Total interest expense increased $1.1 million to $5.8 million in the third quarter of 2011 due to our refinancing activities in the third quarter, which increased our effective interest rates due to both the change in the composition of our total indebtedness and an increase in our LIBOR based borrowing margins in our new credit facilities.

Our effective income tax rate in the third quarter of 2011, including discrete tax items which reduced income tax expense $0.1 million, decreased to 29.3% compared to 37.8% in the third quarter of 2010 due primarily to higher employment related tax credits.

As a result of the above, our net income decreased to $3.4 million in the third quarter of 2011 from $4.6 million in the third quarter of 2010.

Results of Operations

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

The following table sets forth, for the three months ended September 30, 2011 and 2010, selected operating results as a percentage of consolidated restaurant sales:

	2011	2010
Restaurant sales:
Pollo Tropical	24.8%	23.5%
Taco Cabana	32.3%	31.6%
Burger King	42.9%	44.9%

Total restaurant sales	100.0%	100.0%

Costs and expenses:
Cost of sales	31.1%	29.9%
Restaurant wages and related expenses	28.5%	29.3%
Restaurant rent expense	5.8%	6.0%
Other restaurant operating expenses	14.3%	14.7%
Advertising expense	3.9%	4.4%
General and administrative	6.5%	6.0%

Since the beginning of the third quarter of 2010 through the end of the third quarter of 2011, we have opened four new Pollo Tropical restaurants, five new Taco Cabana restaurants and two new Burger King restaurants. One of the new Burger King restaurants was relocated within its market area. During the same period we closed eight Burger King restaurants, excluding relocations, three Pollo Tropical restaurants and two Taco Cabana restaurants.

Restaurant Sales. Total restaurant sales in the third quarter of 2011 increased 5.0%, to $211.4 million from $201.3 million in the third quarter of 2010. Total restaurant sales for Fiesta Restaurant Group increased 8.9% to $120.8 million in the third quarter of 2011 compared to $110.9 million in the third quarter of 2010.

Pollo Tropical restaurant sales in the third quarter of 2011 increased 10.8% to $52.4 million due primarily to an increase in comparable restaurant sales of 7.9% resulting from a 5.8% increase in customer traffic and a 2.1% increase in average check, compared to the third quarter of 2010. In addition, four restaurants opened since the beginning of the third quarter of 2010 contributed $1.9 million in additional sales in the third quarter. The effect of menu price increases taken in the last twelve months was approximately 2.0% due to price increases taken primarily in the second quarter of 2011. There were no menu price increases at our Pollo Tropical restaurants in 2010.

Taco Cabana restaurant sales in the third quarter of 2011 increased 7.5% to $68.4 million due primarily to an increase in comparable restaurant sales of 5.3% in the third quarter of 2011 resulting from a 6.4% increase in average check from menu prices increases and a shift in sales mix partially offset by a 1.1% decrease in customer traffic. The effect of menu price increases taken in the last twelve months was approximately 3.7%, including price increases taken in the second quarter of 2011 to partially offset recent increases in commodity costs. In addition, five restaurants opened since the beginning of the third quarter of 2010 contributed $1.9 million in additional sales in the third quarter.

Burger King restaurant sales in the third quarter increased 0.3% to $90.6 million due to a 1.6% increase in comparable restaurant sales resulting from an increase in average check of 7.8% from a shift in sales mix and the effect of menu price increases taken in the last twelve months of 4.8%. This was offset by lower customer traffic of 5.8% and the closure, excluding relocations, of eight Burger King restaurants since the beginning of the third quarter of 2010.

Pollo Tropical Operating Costs and Expenses (percentages stated as a percentage of Pollo Tropical restaurant sales). Pollo Tropical cost of sales increased to 33.4% in the third quarter of 2011 from 31.8% in the third quarter of 2010 due primarily to higher commodity prices (1.9%), including chicken (0.8%) and fuel surcharges, partially offset by the effect of menu price increases. Pollo Tropical restaurant wages and related expenses decreased to 23.1% in the third quarter of 2011 from 24.1% in the third quarter of 2010 due primarily to the effect of higher sales volumes on fixed labor costs and lower restaurant-level bonus accruals (0.4%). Pollo Tropical other restaurant operating expenses were 13.3% in both the third quarter of 2011 and 2010 as the effect of higher sales volumes on fixed operating costs was offset by higher repairs and maintenance expense and higher store opening costs. Pollo Tropical advertising expense increased slightly to 3.7% in the third quarter of 2011 from 3.6% in the third quarter of 2010.

Taco Cabana Operating Costs and Expenses (percentages stated as a percentage of Taco Cabana restaurant sales). Taco Cabana cost of sales increased to 31.2% in the third quarter of 2011 from 29.8% in the third quarter of 2010 due primarily to higher commodity prices including beef fajita meat (2.4%) partially offset by the effect of menu price increases taken in the last twelve months and favorable sales mix changes. Taco Cabana restaurant wages and related expenses decreased to 29.9% in the third quarter of 2011 from 30.5% in the third quarter of 2010 due primarily to the effect of higher sales volumes on fixed labor costs. Taco Cabana other restaurant operating expenses decreased to 14.1% in the third quarter of 2011 from 14.7% in the third quarter of 2010 due primarily to lower utility costs (0.2%), lower operating supply costs and the effect of higher sales volumes on other fixed operating costs. Taco Cabana advertising expense decreased to 3.7% in the third quarter of 2011 from 5.2% in the third quarter of 2010 due to the timing of promotions in the prior year.

Burger King Operating Costs and Expenses (percentages stated as a percentage of Burger King restaurant sales). Burger King cost of sales increased to 29.7% in the third quarter of 2011 from 28.9% in the third quarter of 2010 due to higher commodity prices (2.7%), including beef, and higher sales discounts (0.7%). These factors were partially offset by a favorable sales mix compared to the third quarter of 2010 (1.1%), primarily from the discontinuation of the Buck Double, and the effect of menu price increases taken in the last twelve months. Burger King restaurant wages and related expenses decreased to 30.5% in the third quarter of 2011 from 31.2% in the third quarter of 2010 due to leveraging management and productive labor efficiencies (0.9%) and lower restaurant level bonus accruals, partially offset by higher workers compensation claim costs (0.4%). Burger King other restaurant operating expenses decreased to 15.1% in the third quarter of 2011 from 15.5% in the third quarter of 2010 due primarily to lower utility costs (0.3%). Burger King advertising expense was 4.2% in the both the third quarter of 2011 and of 2010.

Consolidated Restaurant Rent Expense. Restaurant rent expense, as a percentage of total restaurant sales, decreased to 5.8% in the third quarter of 2011 from 6.0% in the third quarter of 2010 due primarily to the effect of sales increases in the third quarter of 2011 at our Pollo Tropical and Taco Cabana restaurants on fixed rental costs.

Consolidated General and Administrative Expenses. General and administrative expenses increased $1.7 million in the third quarter of 2011 to $13.7 million and, as a percentage of total restaurant sales, increased to 6.5% compared to 6.0% in the third quarter of 2010 due primarily to an increase of $1.1 million in performance-based administrative bonus accruals, higher stock-based compensation expense of $0.3 million and $0.2 million of legal and professional fees incurred in connection with the planned spin-off of Fiesta Restaurant Group.

Adjusted Segment EBITDA. As a result of the factors set forth above, Adjusted Segment EBITDA for our Pollo Tropical restaurants increased to $8.6 million in the third quarter of 2011 from $7.5 million in the third quarter of 2010. Adjusted Segment EBITDA for our Taco Cabana restaurants increased to $7.4 million in the third quarter of 2011 from $6.5 million in the third quarter of 2010. Adjusted Segment EBITDA for our Burger King restaurants decreased to $6.2 million in the third quarter of 2011 from $6.4 million in the third quarter of 2010.

Adjusted Segment EBITDA for our Burger King segment includes general and administrative expenses related directly to the Burger King segment as well as expenses associated with administrative support to our Pollo Tropical and Taco Cabana segments for executive management, information systems and certain accounting, legal and other administrative functions. For the third quarter of 2011, the administrative support expenses included in the Burger King segment provided to Pollo Tropical were $1.1 million and the administrative support expenses provided to Taco Cabana were $1.4 million. For the third quarter of 2010, these administrative support expenses included in the Burger King segment were $0.8 million for Pollo Tropical and $1.1 million for Taco Cabana.

Depreciation and Amortization Expense. Depreciation and amortization expense increased to $8.2 million in the third quarter of 2011 from $8.1 million in the third quarter of 2010.

Impairment and Other Lease Charges. Impairment and other lease charges in the third quarter consisted of lease charges of $0.1 million associated with the closure of a Pollo Tropical restaurant in the third quarter of 2011 and $0.1 million of sublease income to reduce our future minimum lease payments and ancillary costs related to a non-operating Taco Cabana restaurant property.

Interest Expense. Total interest expense increased $1.1 million to $5.8 million in the third quarter of 2011 due to rate increases on our senior secured credit facilities and a $35 million shift from senior term loan financing, which had a lower interest rate, to Fiesta Restaurant Group’s high-yield debt financing, all as a result of our refinancing activities in the third quarter of 2011. The weighted average interest rate on our long-term debt, excluding lease financing obligations, increased to 7.4% in the third quarter of 2011 from 6.1% in the third quarter of 2010. Interest expense on lease financing obligations was $0.3 million in the third quarter of 2011 and $0.2 million in the third quarter of 2010.

Provision for Income Taxes. The provision for income taxes for the third quarter of 2011 was derived using an estimated effective annual income tax rate for 2011 of 30.1%, which excludes any discrete tax adjustments. Discrete tax adjustments in the third quarter of 2011 decreased the provision for income taxes by $0.1 million and resulted in an overall tax rate of 29.3%. The provision for income taxes for the third quarter of 2010 was derived using an estimated effective annual income tax rate for 2010 of 36.6%, which excluded any discrete tax adjustments. Discrete tax adjustments increased the provision for income taxes by $0.1 million in the third quarter of 2010 and resulted in an overall tax rate of 37.8%.

Net Income. As a result of the foregoing, net income was $3.4 million in the third quarter of 2011 compared to $4.6 million in the third quarter of 2010.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

The following table sets forth, for the nine months ended September 30, 2011 and 2010, selected operating results as a percentage of consolidated restaurant sales:

	2011	2010
Restaurant sales:
Pollo Tropical	25.4%	23.2%
Taco Cabana	32.4%	31.6%
Burger King	42.2%	45.2%

Total restaurant sales	100.0%	100.0%

Costs and expenses:
Cost of sales	31.1%	30.4%
Restaurant wages and related expenses	29.0%	29.6%
Restaurant rent expense	5.9%	6.1%
Other restaurant operating expenses	14.1%	14.5%
Advertising expense	3.8%	3.9%
General and administrative	6.7%	6.2%

Since the beginning of 2010 through the third quarter of 2011, we have opened four new Pollo Tropical restaurants, five new Taco Cabana restaurants and three new Burger King restaurants. Two of the new Burger King restaurants were relocations within their market areas. During the same period we closed four Pollo Tropical restaurants, three Taco Cabana restaurants and eleven Burger King restaurants, excluding relocations,

Restaurant Sales. Total restaurant sales in the first nine months of 2011 increased 2.9% to $617.6 million from $600.1 million in the first nine months of 2010. Restaurant sales for Fiesta Restaurant Group increased 8.6% to $356.8 million from $328.7 million in the first nine months of 2010.

Pollo Tropical restaurant sales in the first nine months of 2011 increased 12.7% to $156.5 million due primarily to an increase in comparable restaurant sales of 10.6% resulting from a 9.3% increase in customer traffic and a 1.3% increase in average check, compared to the first nine months of 2010. The effect of menu price increases in 2011 was 1.1%. In addition, four restaurants opened since the beginning of 2010 contributed $4.5 million in additional sales in the first nine months of 2011.

Taco Cabana restaurant sales in the first nine months of 2011 increased 5.5% to $200.2 million due primarily to a 4.0% increase in comparable restaurant sales resulting from an increase in average check of 3.8% and an increase in customer traffic of 0.2%, compared to the first nine months of 2010. The effect of menu price increases in 2011 was 2.8%. In addition, five restaurants opened since the beginning of 2010 contributed $3.9 million in additional sales in the first nine months of 2011.

Burger King restaurant sales in the first nine months of 2011 decreased 3.9% to $260.8 million due to a decrease in comparable restaurant sales of 2.3% from lower customer traffic and the closure, excluding relocations, of eleven Burger King restaurants since the beginning of 2010. In the first nine months of 2011, customer traffic decreased 9.1% and was partially offset by an increase in average check from sales mix changes and the effect of menu price increases in 2011 of 4.8%.

Pollo Tropical Operating Costs and Expenses (percentages stated as a percentage of Pollo Tropical restaurant sales). Pollo Tropical cost of sales increased to 33.3% in the first nine months of 2011 from 32.3% in the first nine months of 2010 due primarily to higher commodity prices (1.4%), including chicken (0.8%) and fuel surcharges, partially offset by favorable menu item sales mix shifts and the effect of menu price increases. Pollo Tropical restaurant wages and related expenses decreased to 23.5% in the first nine months of 2011 from 24.6% in the first nine months of 2010 due primarily to the effect of higher sales volumes on fixed labor costs and lower workers compensation claim costs (0.3%). Pollo Tropical other restaurant operating expenses decreased to 12.7% in the first nine months of 2011 from 13.2% in the first nine months of 2010 due primarily to lower real estate taxes (0.4%) and the effect of higher sales volumes on other fixed operating costs. Pollo Tropical advertising expense decreased slightly to 2.7% in the first nine months of 2011 from 2.8% in the first nine months of 2010. For all of 2011 our Pollo Tropical advertising expenses are expected to be approximately 2.6% to 2.8% of Pollo Tropical restaurant sales.

Taco Cabana Operating Costs and Expenses (percentages stated as a percentage of Taco Cabana restaurant sales). Taco Cabana cost of sales increased to 31.4% in the first nine months of 2011 from 29.9% in the first nine months of 2010 due primarily to higher commodity prices including beef fajita cost increases (2.0%) partially offset by the effect of menu price increases taken since the beginning of 2010. Taco Cabana restaurant wages and related expenses decreased to 30.1% in the first nine months of 2011 from 30.6% in the first nine months of 2010 due primarily to the effect of higher sales volumes on fixed labor costs and lower medical claim costs (0.2%). Taco Cabana other restaurant operating expenses decreased to 13.6% in the first nine months of 2011 from 14.4% in the first nine months of 2010 due primarily to lower utility costs (0.4%), the reduction of operating supply costs and the effect of higher sales volumes on other fixed operating costs. Taco Cabana advertising expense decreased to 4.1% in the first nine months of 2011 from 4.3% in the first nine months of 2010 due to the timing of promotions. For all of 2011 our Taco Cabana advertising expenses are expected to be approximately 3.9% to 4.1% of Taco Cabana restaurant sales.

Burger King Operating Costs and Expenses (percentages stated as a percentage of Burger King restaurant sales). Burger King cost of sales was 29.7% in the both the first nine months of 2011 and 2010 as increases in commodity costs and higher promotional discounting were offset by the effect of menu price increases and a favorable sales mix as discussed above. Burger King restaurant wages and related expenses decreased to 31.4% in the first nine months of 2011 from 31.5% in the first nine months of 2010 due to the leveraging of productive labor efficiencies being substantially offset by the effect of lower sales volumes on fixed labor costs and higher workers compensation and medical claim costs (0.4%). Burger King other restaurant operating expenses increased to 15.4% in the first nine months of 2011 from 15.2% in the first nine months of 2010 due primarily to the effect of lower sales volumes on fixed operating costs. Burger King advertising expense was 4.2% in both the first nine months of 2011 and 2010. For all of 2011 our Burger King advertising expenses are expected to be approximately 4.1% to 4.3% of Burger King restaurant sales.

Consolidated Restaurant Rent Expense. Restaurant rent expense, as a percentage of total restaurant sales, decreased to 5.9% in the first nine months of 2011 from 6.1% in the first nine months of 2010 due primarily to the effect of sales increases at our Pollo Tropical and Taco Cabana restaurants on fixed rental costs.

Consolidated General and Administrative Expenses. General and administrative expenses increased $4.1 million in the first nine months of 2011 to $41.3 million and, as a percentage of total restaurant sales, increased to 6.7% from 6.2% in the first nine months of 2010 due primarily to an increase of $2.1 million in performance-based administrative bonus accruals, higher stock-based compensation expense of $0.9 million, higher legal and professional fees of $0.9 million including $0.7 million incurred in connection with the planned spin-off of Fiesta Restaurant Group.

Adjusted Segment EBITDA. As a result of the factors above, Adjusted Segment EBITDA for our Pollo Tropical restaurants increased to $28.2 million in the first nine months of 2011 from $22.4 million in the first nine months of 2010. Adjusted Segment EBITDA for our Taco Cabana restaurants increased to $20.8 million in the first nine months of 2011 from $20.1 million in the first nine months of 2010. Adjusted Segment EBITDA for our Burger King restaurants decreased to $12.4 million in the first nine months of 2011 from $15.7 million in the first nine months of 2010.

Adjusted Segment EBITDA for our Burger King segment includes general and administrative expenses related directly to the Burger King segment as well as expenses associated with administrative support to our Pollo Tropical and Taco Cabana segments for executive management, information systems and certain accounting, legal and other administrative functions. For the first nine months of 2011, the administrative support expenses included in the Burger King segment provided to Pollo Tropical were $3.3 million and the administrative support expenses provided to Taco Cabana were $4.2 million. For the first nine months of 2010, these administrative support expenses included in the Burger King segment were $2.8 million for Pollo Tropical and $3.6 million for Taco Cabana.

Depreciation and Amortization. Depreciation and amortization expense increased to $24.7 million in the first nine months of 2011 from $24.3 million in the first nine months of 2010.

Impairment and Other Lease Charges. Impairment and other lease charges in the first nine months of 2011, in addition to the third quarter items discussed above, consisted of $1.0 million of impairment charges for underperforming Burger King restaurants, $0.6 million in other lease charges for two previously closed Pollo Tropical restaurants, $0.3 million of lease charges for a Taco Cabana restaurant that was closed in the second quarter of 2011, and $0.2 million in lease charges for two previously closed Taco Cabana restaurants.

Impairment and other lease charges in the first nine months of 2010 consisted of $1.4 million for an underperforming Pollo Tropical restaurant, $0.3 million to reduce the fair market value of a previously impaired Pollo Tropical restaurant, impairment charges of $1.1 million for an underperforming Taco Cabana restaurant, $0.3 million to reduce the fair market value of a previously impaired Taco Cabana restaurant and $0.4 million of impairment charges associated with three underperforming Burger King restaurants.

Interest Expense. Total interest expense increased $0.8 million to $14.9 million in the first nine months of 2011 due to refinancing our indebtedness in the third quarter of 2011. The weighted average interest rate on our long-term debt, excluding lease financing obligations, for the first nine months of 2011 was 6.7% compared to 6.0% in the first nine months of 2010. Interest expense on lease financing obligations was $0.8 million in the first nine months of 2011 and $0.7 in the first nine months of 2010.

Provision for Income Taxes. The provision for income taxes for the first nine months of 2011 was derived using an estimated effective annual income tax rate of for the year ending December 31, 2011 of 30.1%. Discrete tax adjustments reduced the provision for income taxes by $0.3 million in the first nine months of 2011 and resulted in an overall tax rate of 28.1%. The provision for income taxes for the first nine months of 2010 was derived using an estimated effective annual income tax rate for the year ending December 31, 2010 of 36.6%. Including discrete tax adjustments in the first nine months of 2010, the overall tax rate was 36.9%.

Net Income. As a result of the foregoing, net income was $11.2 million in the first nine months of 2011 compared to $9.3 million in the first nine months of 2010.

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

Since 2009, we have limited our spending on new restaurant development in order to utilize our free cash flow to reduce our outstanding indebtedness and our financial leverage. We have continued to moderate new restaurant growth in 2011.

On August 5, 2011, we completed a refinancing of our existing indebtedness. Carrols LLC and Fiesta Restaurant Group each entered into new and independent financing arrangements. The proceeds from these financings were used to repay amounts outstanding under Carrols’ senior credit facility and the Carrols Notes, as well as to pay accrued interest and all related fees and expenses. Excess cash generated from the financings was approximately $9.5 million.

Fiesta Restaurant Group sold $200 million of 8.875% Senior Secured Second Lien Notes due 2016 and entered into a $25 million senior secured revolving credit facility which was undrawn at closing. Carrols LLC entered into an $85 million secured credit facility including term loan borrowings of $65 million and an undrawn $20 million revolving credit facility. Proceeds from these borrowings were used to repay approximately $80.2 million outstanding under Carrols’ senior credit facility, to repurchase $118.4 million of the Carrols Notes tendered pursuant to a cash tender offer (which ended August 18, 2011), and to pay accrued interest and related fees and expenses. In addition, the $46.6 million of Carrols Notes not tendered were repurchased upon completion of the cash tender offer or redeemed subsequent to its expiration along with payment for accrued interest and fees related to the tender offer.

Interest payments under our debt obligations, capital expenditures and payments related to our lease obligations represent significant liquidity requirements for us. We believe cash generated from our operations, availability of borrowing under our revolving credit facilities and proceeds from anticipated sale-leaseback transactions will provide sufficient cash availability to cover our anticipated working capital needs, capital expenditures and debt service requirements for the next twelve months.

Operating Activities. Net cash provided from operating activities for the first nine months of 2011 increased $9.7 million to $40.3 million from $30.6 million in the first nine months of 2010, due primarily to a reduction in the changes in the components of net working capital, including deferred income taxes, of $7.3 million, and an increase in net income, adjusted for non-cash items including depreciation and amortization, impairment and other lease charges, loss on extinguishment of debt and stock-based compensation expense.

Investing Activities. Net cash used for investing activities in the first nine months of 2011 and 2010 was $26.6 million and $24.1 million, respectively. Capital expenditures are the largest component of our investing activities and include: (1) new restaurant development, which may include the purchase of real estate; (2) restaurant remodeling, which includes the renovation or rebuilding of the interior and exterior of our existing restaurants, including expenditures associated with Burger King franchise renewals; (3) other restaurant capital expenditures, which include capital maintenance expenditures for the ongoing reinvestment and enhancement of our restaurants; and (4) corporate and restaurant information systems, including expenditures in 2011 for new point-of-sale systems for our Burger King restaurants.

The following table sets forth our capital expenditures for the periods presented (in thousands):

	Pollo Tropical	Taco Cabana	Burger King	Other	Consolidated
Nine Months Ended September 30, 2011
New restaurant development	$3,075	$6,932	$1,619	$—	$11,626
Restaurant remodeling	2,281	1,211	6,193	—	9,685
Other restaurant capital expenditures (1)	1,567	2,117	4,658	—	8,342
Corporate and restaurant information systems	421	93	1,472	1,228	3,214

Total capital expenditures	$7,344	$10,353	$13,942	$1,228	$32,867

Number of new restaurant openings (2)	2	4	2		8

Nine Months Ended September 30, 2010
New restaurant development	$4,331	$3,183	$2,269	$—	$9,783
Restaurant remodeling	1,573	2,819	4,180	—	8,572
Other restaurant capital expenditures (1)	1,763	2,259	2,973	—	6,995
Corporate and restaurant information systems	52	53	—	857	962

Total capital expenditures	$7,719	$8,314	$9,422	$857	$26,312

Number of new restaurant openings (2)	—	1	1		2

1)	Excludes restaurant repair and maintenance expenses included in other restaurant operating expenses in our consolidated financial statements. For the first nine months of 2011 and 2010, total restaurant repair and maintenance expenses were approximately $14.1 million and $13.5 million, respectively.
2)	Includes a Burger King restaurant which was relocated within the same market area under a new franchise agreement.

For 2011 we anticipate that total capital expenditures will range from $49 million to $51 million, although the actual amount of capital expenditures may differ from these estimates. In 2011 we plan to have opened a total of six new Pollo Tropical and Taco Cabana restaurants, one new Burger King restaurant and a relocation of one Burger King restaurant, all of which were open at the end of the third quarter. Capital expenditures for all of 2011 are expected to include approximately $12 million to $13 million for the development of new restaurants and purchase of related real estate. Capital expenditures in 2011 also are expected to include expenditures of approximately $32 million to $33 million for the ongoing reinvestment in our three restaurant concepts for remodeling costs and capital maintenance expenditures and approximately $5 million of other expenditures, including expenditures for new point-of-sale systems at our Burger King restaurants.

Investing activities also include sale-leaseback transactions related to our restaurant properties, the net proceeds from which were $7.8 million and $5.9 million in the first nine months of 2011 and 2010, respectively. The net proceeds from these sales in the first and second quarter of 2011 were used to reduce outstanding borrowings under Carrols’ prior senior credit facility. In the first nine months of 2011 we purchased one restaurant property for $2.1 million for future sale in a sale-leaseback transaction. In the first nine months of 2010 we also purchased three of our restaurant properties for $3.7 million for future sales in sale-leaseback transactions.

Financing Activities. Net cash provided by financing activities in the third quarter of 2011, including our refinancing activities previously discussed above, was $5.3 million. Prior to the refinancing, in the first nine months of 2011 we made scheduled principal payments under Carrols’ prior senior credit facility of $7.0 million. During the second quarter of 2011, we entered into a sale-leaseback transaction for a restaurant property that did not qualify for sale-leaseback accounting and the net proceeds of $1.7 million were recorded as a lease financing obligation. During the third quarter of 2011 the condition that precluded sale-leaseback accounting was cured. In 2011 we also deferred $9.3 million of financing costs pertaining to our refinancing discussed above.

Net cash used for financing activities in the first nine months of 2010 was $7.7 million, including total principal payments on our term loan under Carrols’ prior senior credit facility of $9.9 million. We also had net revolver borrowings of $2.3 million in the first nine months of 2010.

New Senior Secured Credit Facilities. On August 5, 2011 Fiesta Restaurant Group entered into a new first lien revolving credit facility providing for aggregate borrowings of up to $25.0 million (including $10.0 million available for letters of credit). The senior secured credit facility also provides for incremental increases of up to $5.0 million, in the aggregate, to the revolving credit borrowings available under the facility, and matures on February 5, 2016. Borrowings under the revolving credit facility bear interest at a per annum rate, at Fiesta Restaurant Group’s option, of either (all terms as defined in the Fiesta Restaurant senior secured credit facility):

1) the Alternate Base Rate plus the applicable margin of 2.0% to 2.75% based on Fiesta Restaurant Group’s Adjusted Leverage Ratio (with an initial applicable margin set at 2.5% until the delivery of financial statements for the fourth fiscal quarter of 2011 to the agent and lenders under the Fiesta Restaurant Group senior secured credit facility), or

2) the LIBOR Rate plus the applicable margin of 3.0% to 3.75% based on Fiesta Restaurant Group’s Adjusted Leverage Ratio (with an initial applicable margin set at 3.5% until the delivery of financial statements for the fourth fiscal quarter of 2011 to the agent and lenders under the Fiesta Restaurant Group senior secured credit facility).

Fiesta Restaurant Group’s obligations under the Fiesta Restaurant Group secured credit facility are secured by a first priority lien on substantially all of the assets of Fiesta Restaurant Group and its material subsidiaries, as guarantors, (including a pledge of all of the capital stock and equity interests of its material subsidiaries).

The Fiesta Restaurant Group senior secured senior credit facility contains customary default provisions, including without limitation, a cross default provision pursuant to which it is an event of default under this facility if there is a default under any indebtedness of Fiesta Restaurant Group having an outstanding principal amount of $2.5 million or more which results in the acceleration of such indebtedness prior to its stated maturity or is caused by a failure to pay principal when due. As of October 2, 2011, Fiesta Restaurant Group was in compliance with the covenants under its senior secured credit facility. After reserving $7.6 million for letters of credit guaranteed by the facility, $17.4 million was available for borrowing at October 2, 2011.

On August 5, 2011 Carrols LLC entered into a new senior secured credit facility, which provides for $65.0 million aggregate principal amount of term loan borrowings and a revolving credit facility which provides for aggregate borrowings of up to $20.0 million (including $10.0 million available for letters of credit) both maturing on August 5, 2016. The Carrols LLC secured credit facility also provides for incremental borrowing increases of up to $25 million, in the aggregate, to the revolving credit facility and term loan borrowings available under facility. Borrowings under the term loan and revolving credit borrowings under the facility bear interest at a per annum rate, at Carrols LLC’s option, of either (all terms as defined in the Carrols LLC senior secured credit facility):

1) the Alternate Base Rate plus the applicable margin of 2.25% to 4.0% based on Carrols LLC’s Adjusted Leverage Ratio (with an initial applicable margin set at 2.75% until the delivery of financial statements for the fourth fiscal quarter of 2011 to the agent and lenders under the Carrols LLC senior secured credit facility), or

2) the LIBOR Rate plus the applicable margin of 3.25% to 4.0% based on Carrols LLC’s Adjusted Leverage Ratio (with an initial applicable margin set at 3.75% until the delivery of financial statements for the fourth fiscal quarter of 2011 to the agent and lenders under the Carrols LLC senior secured credit facility).

Under the Carrols LLC senior secured credit facility, Carrols LLC will be required to make mandatory prepayments of revolving credit facility borrowings and principal on term loan borrowings (i) annually in an amount equal to 50% to 100% of Excess Cash Flow (as defined in the Carrols LLC senior secured credit facility) based on Carrols LLC’s Adjusted Leverage Ratio and (ii) in the event of dispositions of assets, debt issuances and insurance and condemnation proceeds (all subject to certain exceptions). The term loan borrowings under the Carrols LLC senior secured credit facility are payable in consecutive quarterly principal payments of $1.625 million beginning on the last day of the fourth quarter of 2011 through the first quarter of 2016 with the remaining outstanding principal amount of $35.75 million due on the maturity date of August 5, 2016.

Carrols LLC’s obligations under the Carrols LLC senior secured credit facility are secured by a first priority lien on substantially all of the assets of Carrols LLC and by a pledge by Carrols of all of the outstanding equity interests of Carrols LLC.

The Carrols LLC secured senior credit facility contains customary default provisions, including without limitation, a cross default provision pursuant to which it is an event of default under this facility if there is a default under any indebtedness of Carrols LLC having an outstanding principal amount of $2.5 million or more which results in the acceleration of such indebtedness prior to its stated maturity or is caused by a failure to pay principal when due. As of October 2, 2011, Carrols LLC was in compliance with the covenants under its senior secured credit facility. After reserving $5.9 million for letters of credit guaranteed by the facility, $19.1 million was available for borrowing at October 2, 2011.

Fiesta Restaurant Group Senior Secured Second Lien Notes. On August 5, 2011, Fiesta Restaurant Group issued $200.0 million of 8.875% Senior Secured Second Lien Notes due 2016 pursuant to an indenture dated as of August 5, 2011 governing such notes. The Fiesta Notes mature and are payable on August 15, 2016. Interest is payable semi-annually on February 15 and August 15 with the first interest payment due on February 15, 2012. The Fiesta Notes are secured by second-priority liens on substantially all of Fiesta Restaurant Group’s and its material subsidiaries’ assets.

The Fiesta Notes are redeemable at the option of Fiesta Restaurant Group in whole or in part at any time after February 15, 2014 at a price of 104.438% of the principal amount plus accrued and unpaid interest, if any, if redeemed before February 15, 2015, 102.219% of the principal amount plus accrued and unpaid interest, if any, if redeemed after February 15, 2015 but before February 15,

2016 and 100% of the principal amount plus accrued and unpaid interest, if any, if redeemed after February 15, 2016. Prior to February 14, 2014, Fiesta Restaurant Group may redeem some or all of the Fiesta Notes at a redemption price of 100% of the principal amount of each note plus accrued and unpaid interest, if any, and a make-whole premium. In addition, at any time prior to February 15, 2014, Fiesta Restaurant Group may redeem up to 35% of the Fiesta Notes with the net cash proceeds from specified equity offerings at a redemption price equal to 108.875% of the principal amount of each note to be redeemed, plus accrued and unpaid interest, if any, to the date of redemption.

The indenture governing the Fiesta Notes includes certain covenants, including limitations and restrictions on Fiesta Restaurant Group and its material subsidiaries who are guarantors under such indenture to incur additional debt, issue preferred stock, pay dividends or make distributions in respect of capital stock or make certain other restricted payments or investments, incur liens, sell assets, enter into transactions with affiliates, agree to payment restrictions affecting certain of its material subsidiaries and enter into mergers, consolidations or sales of all or substantially all of Fiesta Restaurant Group’s or its material subsidiaries’ assets. These covenants are subject to certain exceptions and qualifications including, without limitation, permitting the spin-off transaction discussed in Note 1.

The indenture governing the Fiesta Notes contains customary default provisions, including without limitation, a cross default provision pursuant to which it is an event of default under these notes and the indenture if there is a default under any indebtedness of Fiesta Restaurant Group having an outstanding principal amount of $15.0 million or more which results in the acceleration of such indebtedness prior to its stated maturity or is caused by a failure to pay principal when due. At October 2, 2011 Fiesta Restaurant Group was in compliance with the covenants contained in the indenture governing the Fiesta Notes.

Carrols Prior Senior Credit Facility. Carrols’ prior senior credit facility totaled $185 million, originally consisting of $120 million principal amount of term loan A borrowings and a $65.0 million revolving credit facility (including a sub limit of up to $25.0 million for letters of credit and up to $5.0 million for swingline loans), maturing on March 8, 2012.

Carrols Prior Senior Subordinated Notes. Carrols’ prior senior subordinated notes consisted of issued $180 million of 9% Senior Subordinated Notes due 2013 that bore interest at a rate of 9% payable semi-annually on January 15 and July 15 and matured on January 15, 2013.

Indebtedness. At October 2, 2011, we had total debt outstanding (including current portion) of 200.0 million of the Fiesta Notes, $65.0 million of outstanding term loan borrowings under Carrols LLC senior secured credit facility, $10.1 million of lease financing obligations and $1.2 million of capital lease obligations.

Contractual Obligations

The following table summarizes our contractual obligations and commitments as of September 30, 2011 (in thousands):

	Payments due by period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Contractual Obligations
Long-term debt obligations, including interest (1)	$362,072	$26,503	$52,225	$283,344	$—
Capital lease obligations, including interest (2)	2,044	131	297	271	1,345
Operating lease obligations (3)	537,601	50,110	94,982	86,962	305,547
Lease financing obligations, including interest (4)	19,906	966	1,961	2,027	14,952

Total contractual obligations	$921,623	$77,710	$149,465	$372,604	$321,844

(1)	Our long term debt included $200.0 million of Fiesta Notes and $65.0 million of Carrols LLC term loan borrowings. Total interest payments on our Fiesta Notes of $87.5 million for all year presented are included at the coupon rate of 8.875%. Total interest payments included above of $9.6 million for all years presented on our Carrols LLC term loan under its senior secured credit facility are variable in nature and have been calculated using an assumed effective interest rate of 4.0% for each year. (See Item 3 -Quantitative and Qualitative Disclosures about Market Risk – Interest Rate Risk).
(2)	Includes total interest of $0.9 million in total for all years presented.
(3)	Represents the aggregate minimum lease payments under operating leases. Many of our leases also require contingent rent in addition to the minimum base rent on a percentage of sales and require expenses incidental to the use of the property all of which are excluded from this table.

(4)	Includes total interest of $9.8 million for all years presented.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements other than our operating leases, which are primarily for our restaurant properties and not recorded on our consolidated balance sheet.

Application of Critical Accounting Policies

Our unaudited interim consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in the “Significant Accounting Policies” footnote in the notes to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2010. Critical accounting estimates are those that require application of management’s most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. There have been no material changes affecting our critical accounting policies previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 during the nine months ended September 30, 2011.

Effects of New Accounting Standards

In September 2011, the Financial Accounting Standards Board (“FASB”) issued guidance on testing goodwill for impairment. The guidance provides entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, provided that the entity has not yet performed its 2011 annual impairment test or issued its financial statements. We are evaluating the impact of this guidance on its annual testing for goodwill impairment.

In September 2011, the FASB issued guidance on the presentation of comprehensive income. This guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. The guidance allows two presentation alternatives: (1) to present items of net income and other comprehensive income in one continuous statement; or (2) in two separate, but consecutive, statements of net income and other comprehensive income. This guidance is effective as of the beginning of a fiscal year that begins after December 15, 2011. Early adoption is permitted, but full retrospective application is required. We are in the process of deciding which alternative we will choose upon adoption.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements that are predictive in nature or that depend upon or refer to future events or conditions are forward-looking statements. These statements are often identified by the words “may,” “might,” “will,” “should,” “anticipate,” “believe,” “expect,” “intend,” “estimate,” “hope”, “plan” or similar expressions. In addition, expressions of our strategies, intentions or plans are also forward looking statements. These statements reflect management’s current views with respect to future events and are subject to risks and uncertainties, both known and unknown. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their date. There are important factors that could cause actual results to differ materially from those in forward-looking statements, many of which are beyond our control. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected or implied in the forward-looking statements. We believe important factors that could cause actual results to differ materially from our expectations include the following, in addition to other risks and uncertainties discussed herein and in our Quarterly Report on Form 10-Q for the quarter ended July 3, 2011:

•	The effect of the proposed tax-free spin-off by Carrols Restaurant Group of Fiesta Restaurant Group, Inc. ;

•	The potential tax liability associated with the proposed tax-free spin-off of Fiesta Restaurant Group;

•	Increases in food costs;

•	Competitive conditions;

•	Regulatory factors;

•	Environmental conditions and regulations;

•	General economic conditions, particularly in the retail sector;

•	Weather conditions;

•	Increases in commodity costs;

•	Fuel prices;

•	Significant disruptions in service or supply by any of our suppliers or distributors;

•	Changes in consumer perception of dietary health and food safety;

•	Labor and employment benefit costs;

•	The outcome of pending or future legal claims and proceedings;

•	Our ability to manage our growth and successfully implement our business strategy ;

•	The risks associated with the expansion of our business;

•	Our ability to integrate any businesses we acquire;

•	Our borrowing costs and credit ratings, which may be influenced by the credit ratings of our competitors;

•	The availability and terms of necessary or desirable financing or refinancing and other related risks and uncertainties;

•	The risk of an act of terrorism or escalation of any insurrection or armed conflict involving the United States or any other national or international calamity; and

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

Inflation

The inflationary factors that have historically affected our results of operations include increases in food and paper costs, labor and other operating expenses and energy costs. Labor costs in our restaurants are impacted by changes in the Federal and state hourly minimum wage rates as well as changes in payroll related taxes, including Federal and state unemployment taxes. We typically attempt to offset the effect of inflation, at least in part, through periodic menu price increases and various cost reduction programs. However, no assurance can be given that we will be able to fully offset such inflationary cost increases in the future.

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk associated with fluctuations in interest rates, primarily limited to our senior secured credit facilities. At September 30, 2011, there were $65.0 million of Carrols LLC term loan borrowings outstanding under its senior secured credit facility. Borrowings under the term loan and revolving credit borrowings under the Carrols LLC senior secured credit facility bear interest at a per annum rate, at Carrols LLC’s option, of either (all terms as defined in the Carrols LLC senior secured credit facility):

1) the Alternate Base Rate plus the applicable margin of 2.25% to 4.0% based on Carrols LLC’s Adjusted Leverage Ratio (with an initial applicable margin set at 2.75% until the delivery of financial statements for the fourth fiscal quarter of 2011 to the agent and lenders under the Carrols LLC senior secured credit facility), or

2) the LIBOR Rate plus the applicable margin of 3.25% to 4.0% based on Carrols LLC’s Adjusted Leverage Ratio (with an initial applicable margin set at 3.75% until the delivery of financial statements for the fourth fiscal quarter of 2011 to the agent and lenders under the Carrols LLC senior secured credit facility).

Borrowings under the Fiesta Restaurant Group senior secured credit facility bear interest at a per annum rate, at our option, of either (all terms as defined in the Fiesta Restaurant senior secured credit facility):

1) the Alternate Base Rate plus the applicable margin of 2.0% to 2.75% based on Fiesta Restaurant Group’s Adjusted Leverage Ratio (with an initial applicable margin set at 2.5% until the delivery of financial statements for the fourth fiscal quarter of 2011 to the agent and lenders under the Fiesta Restaurant Group senior secured credit facility), or

2) the LIBOR Rate plus the applicable margin of 3.0% to 3.75% based on Fiesta Restaurant Group’s Adjusted Leverage Ratio (with an initial applicable margin set at 3.5% until the delivery of financial statements for the fourth fiscal quarter of 2011 to the agent and lenders under the Fiesta Restaurant Group senior secured credit facility).

A 1% change in interest rates would have resulted in an increase or decrease in interest expense of approximately $0.6 million for the nine months ended September 30, 2011.

ITEM 4—CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. Our senior management is responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures. We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 2, 2011.

No change occurred in our internal control over financial reporting during the third quarter of 2011 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A. Risk Factors

Part II-Item 1A of our Quarterly Report on Form 10-Q for the quarter ended July 3, 2011 describes important factors that could materially adversely affect our business, consolidated financial condition or results of operations or cause our operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-Q or presented elsewhere by management from time-to-time. There have been no material changes from the risk factors previously disclosed in our Quarterly Report on Form 10-Q for the quarter ended July 3, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Default Upon Senior Securities

None

Item 4.	Reserved

Item 5.	Other Information

None

Item 6.	Exhibits

(a) The following exhibits are filed as part of this report.

Exhibit No.

10.1	Form of Employment Agreement among Carrols Restaurant Group, Inc., Carrols LLC and Daniel T. Accordino.+

10.2	Letter dated as of November 1, 2011 between Carrols Restaurant Group, Inc. and Alan Vituli.+

31.1	Chief Executive Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Carrols Restaurant Group, Inc.

31.2	Chief Financial Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Carrols Restaurant Group, Inc.

32.1	Chief Executive Officer’s Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Carrols Restaurant Group, Inc.

32.2	Chief Financial Officer’s Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Carrols Restaurant Group, Inc.

99.1	The unaudited consolidated balance sheets as of October 2, 2011 and January 2, 2011 and the unaudited consolidated statements of operations for the three and nine months ended October 2, 2011 and cash flows for the nine months ended October 2, 2011 and accompanying financial statement footnotes of Fiesta Restaurant Group, Inc.

99.2	Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three and nine months ended October 2, 2011 of Fiesta Restaurant Group, Inc.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit No.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Management contract or compensatory plan or arrangement identified pursuant to this report.
*	As provided in Rule 406T of Regulation S-T, this information is deemed furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARROLS RESTAURANT GROUP, INC.

Date: November 14, 2011	/S/ ALAN VITULI
(Signature)
Alan Vituli Chairman of the Board and Chief Executive Officer

Date: November 14, 2011	/S/ PAUL R. FLANDERS
(Signature)
Paul R. Flanders Vice President – Chief Financial Officer and Treasurer