Form 10-K
period 2012-01-01
CARROLS RESTAURANT GROUP, INC.
filed 2012-03-08
CIK 809248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2012

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-33174

CARROLS RESTAURANT GROUP, INC.

(Exact name of Registrant as specified in its charter)

Delaware	16-1287774
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

968 James Street Syracuse, New York	13203
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (315) 424-0513

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name on each exchange on which registered:
Common Stock, par value $.01 per share	The NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act, (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

As of March 5, 2012, Carrols Restaurant Group, Inc. had 23,159,538 shares of its common stock, $.01 par value, outstanding. The aggregate market value of the common stock held by non-affiliates as of July 3, 2011 of Carrols Restaurant Group, Inc. was $54,386,676.

DOCUMENTS INCORPORATED BY REFERENCE

None

CARROLS RESTAURANT GROUP, INC.

FORM 10-K

YEAR ENDED JANUARY 1, 2012

PART I

Throughout this Annual Report on Form 10-K, we refer to Carrols Restaurant Group, Inc. as “Carrols Restaurant Group” and, together with its consolidated subsidiaries, as “we”, “our” and “us” unless otherwise indicated or the context otherwise requires. Any reference to “Carrols” refers to our wholly-owned subsidiary, Carrols Corporation, a Delaware corporation, and its consolidated subsidiaries, unless otherwise indicated or the context otherwise requires. Any reference to “Carrols LLC” refers to Carrols’ direct subsidiary, Carrols LLC, a Delaware limited liability company, unless otherwise indicated or the context otherwise requires. Any reference to “Fiesta Restaurant Group” or “Fiesta” refers to Fiesta Restaurant Group, Inc., a Delaware corporation, and its consolidated subsidiaries unless otherwise indicated or the context otherwise requires.

We use a 52 or 53 week fiscal year ending on the Sunday closest to December 31. For convenience, all references herein to the fiscal years ended December 30, 2007, December 28, 2008, January 3, 2010, January 2, 2011 and January 1, 2012 will hereinafter be referred to as the fiscal years ended December 31, 2007, 2008, 2009, 2010 and 2011, respectively. Our fiscal year ended December 31, 2009 contained 53 weeks. Our fiscal years ended December 31, 2007, 2008, 2010 and 2011 each contained 52 weeks.

We use the terms “Adjusted Segment EBITDA” and “Adjusted Segment EBITDA margin” in our 2011 Annual Report on Form 10-K because they are financial indicators that are reported to the chief operating decision maker for purposes of allocating resources to our segments and assessing their performance. Adjusted Segment EBITDA (earnings attributable to the applicable segment before interest, income taxes, depreciation and amortization, impairment and other lease charges, stock-based compensation expense, other income and expense and gains and losses on extinguishment of debt) may not be necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculation. The calculation of Adjusted Segment EBITDA for our Burger King restaurants includes general and administrative expenses related directly to our Burger King segment, as well as the expenses associated with administrative support for all three of our segments including executive management, information systems and certain accounting, legal and other administrative functions. Adjusted Segment EBITDA margin means Adjusted Segment EBITDA as a percentage of the total revenues of the applicable segment. We consider our Pollo Tropical restaurant business, Taco Cabana restaurant business and Burger King restaurant business to each constitute a separate segment at the brand level. See Note 12 to the accompanying consolidated financial statements.

In this Annual Report on Form 10-K, we refer to information, forecasts and statistics regarding the restaurant industry. Unless otherwise indicated, all restaurant industry data in this Annual Report on Form 10-K refers to the U.S. restaurant industry and is taken from or based upon the Technomic Inc. (“Technomic”) report entitled “2011 Technomic Top 500 Chain Restaurant Report.” In this Annual Report on Form 10-K we also refer to information, forecasts and statistics from the U.S. Census Bureau and the U.S. Department of Agriculture. Any reference to BKC in this Annual Report on Form 10-K refers to Burger King Holdings, Inc. and its wholly-owned subsidiaries, including Burger King Corporation. Unless otherwise indicated, information regarding BKC in this Annual Report on Form 10-K has been made publicly available by BKC. The information, forecasts and statistics we have used from Technomic may reflect rounding adjustments.

Forward-Looking Statements

This 2011 Annual Report on Form 10-K contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements that are predictive in nature or that depend upon or refer to future events or conditions are forward-looking statements. These statements are often identified by the words “may,” “might,” “will,” “should,” “anticipate,” “believe,” “expect,” “intend,” “estimate,” “hope”, “plan” or similar expressions. In addition, expressions of our strategies, intentions or plans are also forward looking statements. These statements reflect management’s current views with respect to future events and are subject to risks and uncertainties, both known and unknown. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their date. There are important factors that could cause actual results to differ materially from those in forward-looking statements, many of which are beyond our control. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected or implied in the forward-looking statements. We have identified significant factors that could cause actual results to differ materially from those stated or implied in the forward-looking statements. For more information, please see Item 1A—Risk Factors. We believe important factors that could cause actual results to differ materially from our expectations include the following, in addition to other risks and uncertainties discussed herein:

•	The effect of the spin-off of Fiesta Restaurant Group;

•	The potential tax liability associated with the proposed spin-off of Fiesta Restaurant Group;

•	Increases in food costs;

•	Competitive conditions;

•	Regulatory factors;

•	Environmental conditions and regulations;

•	General economic conditions, particularly in the retail sector;

•	Weather conditions;

•	Increases in commodity costs;

•	Fuel prices;

•	Significant disruptions in service or supply by any of our suppliers or distributors;

•	Changes in consumer perception of dietary health and food safety;

•	Labor and employment benefit costs;

•	The outcome of pending or future legal claims or proceedings;

•	Our ability to manage our growth and successfully implement our business strategy;

•	Risks associated with the expansion of our business;

•	Our ability to integrate any businesses we acquire;

•	Our borrowing costs and credit ratings, which may be influenced by the credit ratings of our competitors;

•	The availability and terms of necessary or desirable financing or refinancing and other related risks and uncertainties;

•	The risk of an act of terrorism or escalation of any insurrection or armed conflict involving the United States or any other national or international calamity;

•

Factors that affect the restaurant industry generally, including recalls if products become adulterated or misbranded, liability if our products cause injury, ingredient disclosure and labeling laws and regulations, reports of cases of food borne illnesses such as “mad cow” disease and avian flu, and the possibility that consumers could lose confidence in the safety and quality of certain food products, as well as negative publicity regarding food quality, illness, injury or other health concerns; and

•	Other factors discussed under Item 1A—”Risk Factors” and elsewhere herein.

ITEM 1.	BUSINESS

Overview

Our Company

We are one of the largest restaurant companies in the United States based on revenues, operating three restaurant brands in the quick-casual and quick-service restaurant segments with 547 restaurants operating in 17 states as of January 1, 2012. Through our indirect wholly-owned subsidiary, Fiesta Restaurant Group., we own and operate two restaurant brands, Pollo Tropical and Taco Cabana, which we acquired in 1998 and 2000, respectively. We are also the largest Burger King franchisee as of January 1, 2012, based on the number of restaurants, and have operated Burger King restaurants since 1976. As of January 1, 2012, our company-owned restaurants included 91 Pollo Tropical restaurants and 158 Taco Cabana restaurants, and we owned and operated 298 Burger King restaurants under franchise agreements.

We are franchising our Pollo Tropical restaurants primarily internationally and, as of January 1, 2012 we had 31 franchised restaurants located in Puerto Rico, Ecuador, Honduras, Trinidad, Venezuela, the Bahamas and on college campuses in Florida. We also have agreements for the future development of franchised Pollo Tropical restaurants in Panama, Tobago, Aruba, Curacao, Bonaire and Costa Rica. Although we are not actively franchising our Taco Cabana restaurants, we had five Taco Cabana franchised restaurants located in the United States as of January 1, 2012. For the year ended December 31, 2011, we had total revenues of $822.5 million.

On December 20, 2006, we and certain selling stockholders completed an initial public offering (the “IPO”) of our common stock. In connection with the IPO, our common stock was approved for listing on The NASDAQ Global Market and began trading on December 15, 2006 under the symbol “TAST”.

Spin Off of Fiesta Restaurant Group

In 2011, we announced our intention to split our business into two separate, publicly-traded companies through the tax-free spin-off of the common stock of Fiesta Restaurant Group to our stockholders in the form of a pro rata dividend, which we refer to as the “spin-off”. Upon the consummation of the spin-off, Fiesta Restaurant Group would continue to own and operate our Pollo Tropical and Taco Cabana businesses and we would continue to own and operate our franchised Burger King restaurants through our subsidiaries Carrols and Carrols LLC.

The completion of the spin-off remains conditioned on, among other things, final approval of our Board of Directors, receipt of a favorable private letter tax ruling from the Internal Revenue Service (the “IRS”), which has been received, the effectiveness of Fiesta Restaurant Group’s Registration Statement on Form 10 filed with the SEC with respect to the registration of its common stock under the Exchange Act and final listing approval of the Fiesta Restaurant Group common stock on the NASDAQ Global Market. Although we expect to complete the spin-off in April 2012, there can be no assurance that we will complete the spin-off by then or at all.

Burger King. Burger King is one of the largest hamburger restaurant chains in the world (as measured by the number of restaurants and system-wide sales) and we are the largest franchisee in the Burger King system, based on number of restaurants. Burger King restaurants are part of the quick-service restaurant segment which is the largest of the five major segments of the U.S. restaurant industry based on 2010 sales. Burger King restaurants feature the popular flame-broiled Whopper® sandwich, as well as a variety of hamburgers and other sandwiches, fries, salads, breakfast items and other offerings. According to BKC, historically it has spent between 4% and 5% of its annual system sales on marketing, advertising and promotion to sustain and increase its high brand awareness. We benefit from BKC’s marketing and operating initiatives as well as its development and recent introduction of new menu items and enhancements to food preparation processes. As of January 1, 2012, we operated 298 Burger King restaurants located in 12 Northeastern, Midwestern and Southeastern states. For the year ended December 31, 2011, the average sales transaction at our Burger King restaurants was $5.80. For the year ended December 31, 2011, our Burger King restaurants generated total revenues of $347.5 million and average annual sales per restaurant of $1,154,000.

Fiesta Restaurant Group. We own and operate two quick-casual restaurant brands, Pollo Tropical® and Taco Cabana®, combining the convenience and value of quick-service restaurants with the menu variety, use of fresh ingredients and food quality more typical of casual dining restaurants. For the year ended December 31, 2011, our company-owned Pollo Tropical and Taco Cabana restaurants generated average annual sales per restaurant of $2,287,000 and $1,690,000, respectively, which we believe are among the highest in the quick-casual and quick-service segments, based on industry data from Technomic. For the year ended December 31, 2011, total revenues for our Fiesta Restaurant Group restaurants were $475.0 million, which represented 57.7% of our total consolidated revenues.

Pollo Tropical: Our Pollo Tropical restaurants offer tropical and Caribbean inspired menu items, featuring grilled chicken marinated in our proprietary blend of tropical fruit juices and spices. Our diverse menu also includes a line of “TropiChops®” (a casserole bowl of grilled chicken, pork or vegetables served on top of white rice and beans topped with freshly made salsa), a variety of chicken sandwiches, wraps, salads, roast pork, grilled ribs and wings, offered with an array of freshly made salsas, sauces and Caribbean style “made from scratch” side dishes, including black beans and rice, Yucatan fries and sweet plantains, as well as more traditional menu items such as french fries, corn and tossed and Caesar salads. We also offer uniquely Hispanic desserts, such as flan and tres leches. Most menu items are made fresh daily in each of our Pollo Tropical restaurants, which feature open display cooking on large, open flame grills that enable our customers to observe the fresh preparation of our food. Our Pollo Tropical restaurants feature our signature dining areas, designated to create an airy, inviting and tropical atmosphere. Additionally our Pollo Tropical restaurants provide our guests the option of take-out, as well as the convenience of drive-thru windows.

Pollo Tropical opened its first restaurant in 1988 in Miami, Florida. As of January 1, 2012, we owned and operated a total of 91 Pollo Tropical restaurants, of which 85 were located in Florida, one was located in Georgia and five were located in New Jersey. For the year ended December 31, 2011, the average sales transaction at our company-owned Pollo Tropical restaurants was $9.56 reflecting, in part, strong dinner and late night traffic, with dinner and late night sales representing the largest sales day-part at 53.3% for the year ended December 31, 2011. For the year ended December 31, 2011, our Pollo Tropical brand generated total revenues of $209.5 million.

Taco Cabana: Our Taco Cabana restaurants serve fresh Tex-Mex and traditional Mexican food, including flame grilled beef and chicken fajitas served on sizzling iron skillets, quesadillas, hand rolled flautas, enchiladas, burritos, tacos, fresh-made flour tortillas, a selection of “made from scratch” salsas and sauces, customizable salads served in a Cabana bowl, traditional Mexican and American breakfasts and other Tex-Mex dishes. Our Taco Cabana restaurants also offer a variety of beverage choices, including frozen margaritas and beer. Most of the menu items offered at Taco Cabana are prepared at each restaurant from fresh beef, chicken and produce delivered by suppliers. Our Taco Cabana restaurants feature interior, semi-enclosed and patio dining areas, which provide a vibrant decor and relaxing atmosphere. Additionally, our Taco Cabana restaurants provide our guests the option of take-out, as well as the convenience of drive-thru windows.

Taco Cabana opened its first restaurant in San Antonio, Texas in 1978. As of January 1, 2012, we owned and operated 158 Taco Cabana restaurants located in Texas, Oklahoma and New Mexico, of which 152 were located in Texas. A majority of our Taco Cabana restaurants are open 24 hours a day, generating balanced customer traffic and restaurant sales across multiple day-parts, with dinner sales representing the largest day-part at 26.0% for the year ended December 31, 2011. For the year ended December 31, 2011, the average sales transaction at our company-owned Taco Cabana restaurants was $8.14. For the year ended December 31, 2011, our Taco Cabana brand generated total revenues of $265.4 million.

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

Industry

The Restaurant Market

According to Technomic, in 2010 total restaurant industry revenues in the United States were approximately $361.1 billion. Sales in the overall U.S. restaurant industry as reported by Technomic have increased from $257.8 billion in 2000 to $361.1 billion in 2010, which reflects a compound annual growth rate of 3.4% from 2000 through 2010. The rate of growth of sales in the overall U.S. restaurant industry from 2000 through 2010 may not be indicative of future growth and there can be no assurance that sales in the overall U.S. restaurant industry will grow at a similar rate in the future or at all. In 2010, 48% of food dollars were spent on food away from home and demand continues to outpace at-home dining, with food away from home projected to surpass at-home dining in 2015 according to the U.S. Department of Agriculture.

Quick-Service Restaurants

Our Burger King restaurants are part of the quick-service restaurant segment that Technomic indicates is the largest of the five major segments of the U.S. restaurant chain industry. Technomic identifies eleven major types of restaurants comprising the quick-service segment: Hamburger, Pizza, Other Sandwich, Chicken, Beverage, Mexican, Donut, Frozen Desserts, Bakery Café, Family Steak, Asian, and Cafeteria/Buffet. According to Technomic, the quick-service restaurant industry in 2010 was divided by menu category as follows (percentages are based on total industry sales for the quick-service segment):

According to Technomic, sales at all quick-service restaurants in the United States in 2010 were $194.8 billion, and were 53.9% of total U.S. restaurant industry sales, an increase from 53.1% in 2009. Sales for this segment in 2011 were projected by Technomic to increase 4% over 2010 as compared to a projected 3.5% increase for total U. S. restaurant industry sales. The rate of growth of sales in the quick-service restaurant segment from 2009 to 2010 may not be indicative of future growth and there can be no assurance that sales in the quick-service restaurant segment will grow at a similar rate in the future or at all.

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

Our Burger King restaurants operate in the hamburger segment of the quick-service restaurant segment. Sales in the hamburger segment of the quick-service restaurant segment in the United States increased 1.6% in 2010 and were $65.4 billion. The hamburger segment is the largest segment of the quick-service restaurant segment in the United States, according to Technomic.

Quick-Casual Restaurants

Fiesta Restaurant Group operates in the quick-casual restaurant segment in which the convenience of quick-service restaurants is combined with the menu variety, use of fresh ingredients and food quality more typical of casual dining. We believe that the quick-casual restaurant segment is one of the fastest growing segments of the restaurant industry. According to Technomic, 2010 sales growth compared to 2009 for quick-casual chains in the Technomic Top 500 restaurant chains was 5.7% as compared to 1.8% for the overall Top 500 restaurant chains.

Quick-casual restaurants are primarily distinguished by the following characteristics:

•

Quick-service or self-service format. Meals are purchased prior to receiving food. In some cases, payment may be made at a separate station from where the order was placed and servers may bring orders to the customer’s table.

•

Higher check averages than quick-service restaurants. Technomic reports that the average check at quick-casual restaurants in 2010 was generally higher than the average check at quick-service restaurants.

•	Food prepared to order. Customization of orders and open display cooking is common.

•	Fresh ingredients. Many concepts use the word “fresh” in their positioning and feature descriptive menus highlighting the use of fresh ingredients.

•	Broader range of menu offerings. Typically greater variety and diversity of menu offerings relative to quick-service restaurants.

•	Enhanced décor and services. Generally offer a more upscale dining atmosphere than quick-service restaurants and enhanced features such as silverware and plates.

We believe that our Pollo Tropical and Taco Cabana brands are positioned to benefit from growing consumer demand for quick-casual restaurants because of food quality, value, differentiation of flavors and the increasing acceptance of ethnic foods. In addition, we believe our recent initiatives to enhance our Pollo Tropical and Taco Cabana restaurants in certain existing markets to provide customers an elevated quick-casual experience will better position our brands for successful and sustainable growth in new markets. We also believe that our Pollo Tropical and Taco Cabana brands will benefit from two significant demographic factors: the expected long-term population growth rates in regions in which our restaurants are currently located and the expected rate of growth of the Hispanic population in the United States, both as projected by the U.S. Census Bureau in 2010.

We believe that the quick-service and quick-casual restaurant segments meet consumers’ desire for a convenient, reasonably priced restaurant experience. In addition, we believe that the consumers’ need for meals prepared outside of the home, including takeout, has increased significantly over historical levels as a result of the number of dual income households and single parent families.

Our Competitive Strengths

We believe we have the following competitive strengths pertaining to our Burger King restaurants:

Largest Burger King Franchisee. We are Burger King’s largest franchisee, based on number of restaurants, and are well positioned to leverage the scale and marketing of one of the most recognized brands in the restaurant industry. The size of our Burger King business and our ability to leverage our management team and management information and operating systems has contributed significantly to the performance of our restaurants. We believe our Burger King restaurants have the potential for higher sales and improved profitability as a result of BKC’s new marketing initiatives and introduction of new and enhanced menu items in its efforts to reach out to a broader consumer base. Due to the number of restaurants and franchisees comprising the Burger King franchise system and our historical success in acquiring and integrating franchised Burger King restaurants, we also believe that there is opportunity for future growth through acquisitions.

We believe that the primary competitive advantages of our Burger King restaurants are:

•	significant brand recognition;

•	convenience of location;

•	quality;

•	speed of service; and

•	price.

Infrastructure in Place for Growth. We believe that our operating disciplines, seasoned management team, including real estate professionals responsible for site selection, and marketing and product development capabilities, supported by our corporate and restaurant management information systems and comprehensive training and development programs, will support significant expansion. We expect to leverage our significant investment in corporate infrastructure as we grow our business.

Experienced Management Team. We believe that our senior management team’s extensive experience in the restaurant industry and its long and successful history of developing, acquiring, integrating and operating quick-service and quick-casual restaurants provides us with a competitive advantage. Our Burger King operations are overseen by our Chief Executive Officer who has nearly 40 years of Burger King and quick-service restaurant experience and five Regional Directors that have an average of 28 years of Burger King restaurant experience. Forty district managers that support the Regional Directors have an average of over 22 years of restaurant management experience in the Burger King system.

We believe we have the following additional competitive strengths specific to Fiesta Restaurant Group’s Pollo Tropical and Taco Cabana restaurants:

Differentiated Menu Offerings with Broad Appeal. Both of our company owned brands offer differentiated menu items that we believe have broad consumer appeal, attract a more diverse customer base and increase customer frequency. Pollo Tropical’s menu offers dishes inspired from multiple regions throughout the Caribbean, including our featured grilled chicken marinated in our proprietary blend of tropical fruit juices and spices. Taco Cabana’s menu offers favorites such as sizzling fajitas served hot on the skillet and other authentic Mexican dishes. We frequently enhance our menu with seasonal offerings and new menu items to provide variety to our guests and to address changes in consumer preferences such as sandwiches at our Pollo Tropical restaurants and brisket tacos and shrimp tampico at our Taco Cabana restaurants. Additionally, our menu includes a number of options to address consumers’ increasing focus on healthy eating.

Leading Quick-Casual Brands with Attractive Value Proposition. We believe that our brands are positioned to benefit from growing consumer demand for quick-casual restaurants because of food quality, value, differentiation of flavors and the increasing acceptance of ethnic foods. In addition, we believe our recent initiatives to enhance our Pollo Tropical and Taco Cabana restaurants in certain existing and new markets provide our customers an elevated quick-casual experience while better positioning our brands for successful and sustainable future growth. We believe our fresh, quality food at affordable price points provides customers a compelling value proposition, enabling us to benefit from consumers’ desire for a more value oriented quick-casual alternative. We believe that the inviting atmosphere, “made from scratch” menu items and open display cooking format of our restaurants offer customers a quality food and dining experience comparable to casual dining, but with the convenience and affordability similar to that of quick-service restaurants.

Strong Restaurant Level Economics and Operating Metrics. Our comparable restaurant sales increased 9.9% and 3.7% at our Pollo Tropical and Taco Cabana restaurants, respectively, for the year ended December 31, 2011. Based on industry data from Technomic, we believe that the average annual sales at our company-owned restaurants for the year ended December 31, 2011 of approximately $2,287,000 and $1,690,000 for Pollo Tropical and Taco Cabana, respectively, are among the highest in the quick-casual segment. We believe that the average annual sales at our company-owned restaurants and our strong operating margins generate unit economics and returns on invested capital which will enable us to support new unit growth.

Well Positioned to Capitalize on Long-Term Population Growth in Markets Served by Our Fiesta Restaurant Brands. We expect sales from our restaurants in Florida and Texas to benefit from the projected long-term overall population growth in these markets. The U.S. Census Bureau forecasts these markets to grow at a faster rate than the national average. According to the U.S. Census Bureau, the U.S. population is forecasted to grow by 8.7% from 2010 to 2020 and the population in Florida and Texas is forecasted to grow by 21.6% and 16.2%, respectively, during that same time period. However, there can be no assurance that we will be able to benefit from any long-term population growth in Florida and Texas.

Well Positioned to Continue to Benefit From the Growth of the Hispanic Population in the United States. We expect sales from our Pollo Tropical and Taco Cabana restaurants to benefit from the growth of the U.S. Hispanic population, which is projected by the U.S. Census Bureau to grow at a faster rate than the national average. The U.S. Census Bureau forecasts that the growth of the Hispanic population is expected to outpace overall population growth and the Hispanic population, as a percentage of the total U.S. population, is expected to increase from 16.3% of the total U.S. population in 2010 to 23.7% by 2030. We believe that the continued growth of the Hispanic population has contributed to the increased popularity and acceptance of Hispanic food in the United States by non-Hispanic consumers. However, there can be no assurance that we will be able to benefit from any growth of the Hispanic population in the United States.

Our Large Number of Company-Owned Restaurants Enable us to Effectively Manage Our Brands. Our restaurants in the United States are substantially company-owned and we therefore exercise control over the day-to-day operations of our restaurants unlike many of our competitors that are largely comprised of independent franchisees. Consequently, our success does not depend on our control of our franchisees, or their support of our marketing programs, new product offerings, strategic initiatives or new restaurant development strategies. In addition, because our Pollo Tropical and Taco Cabana restaurants are primarily company-owned, we believe we are better able to provide customers with a more consistent experience relative to competing brands that utilize franchisee-operated restaurants.

Experienced Management Team. We believe that our senior management team’s extensive experience in the restaurant industry and its history of developing and operating quick-service and quick-casual restaurants provides us with a competitive advantage. Furthermore, our executive management team is supported by deep brand-level operating teams with extensive experience. Fiesta Restaurant Group’s Chief Executive Officer, Tim Taft, has been with us since August 2011 and has over 30 years of experience in the restaurant and hospitality industry. Our Executive Vice Presidents of Pollo Tropical and Taco Cabana have been with us for over 30 years and in their current positions since 2003 and 2002, respectively. We believe that the breadth of industry experience of our management team and their longstanding experience with our restaurant brands provide us with a competitive advantage. We believe that our operating disciplines, seasoned management team, including real estate professionals responsible for site selection, and marketing and product development capabilities, supported by our management information systems and comprehensive training and development programs, will support our expansion.

Business Strategy

Our primary business strategies are as follows:

•

Separation of Business into Two Public Companies. We are in the process of splitting our business into two separate, publicly traded companies through the tax-free spin-off of the common stock of Fiesta Restaurant Group to our stockholders in the form of a dividend. Fiesta Restaurant Group will own and operate the Pollo Tropical and Taco Cabana businesses. We will continue to own and operate our franchised Burger King restaurants. We believe that the separation will enable each company to better focus on its respective opportunities as well as to pursue its own distinct plan and growth strategy. We also believe that a separation will better position each company to align its business with its respective shareholders’ objectives. Although we expect to complete the spin-off in April 2012, there can be no assurance that the spin-off will be completed within such time period or at all.

•

Increase Comparable Restaurant Sales. We believe that our Burger King restaurants have the potential to benefit from BKC’s new marketing initiatives approach and introduction of new and enhanced menu items in its efforts to reach out to a broader consumer base. We intend to grow sales at our Pollo Tropical and Taco Cabana restaurants by attracting new customers and increasing customer frequency by continuing to develop new menu offerings and enhance the effectiveness of our advertising and promotional programs, further capitalizing on attractive industry and demographic trends and enhancing the quality of the customer experience at our restaurants.

•

Improve Income from Operations and Leverage Existing Infrastructure. We believe we have opportunities to increase the number of our Burger King restaurant that we operate through acquisitions which will enable us to realize certain benefits from economies of scale, including leveraging our existing infrastructure as we grow. We also believe that our large restaurant base, skilled management team, sophisticated management information and operating systems and training and development programs support our strategy of enhancing operating efficiencies at restaurants which we may acquire. Our operating systems allow us to effectively manage restaurant labor and food costs, leverage supervision of our restaurant operations and promote consistent application of operating controls at each of our restaurants.

•

Enhance Our Brand Positioning. We have implemented restaurant enhancement initiatives to elevate the dining experience at our Pollo Tropical and Taco Cabana restaurants in select markets. We believe these enhancements improve our brands’ positioning in the quick-casual segment while appealing to a broader demographic. Our restaurant enhancements include changes to both the interior and exterior of our restaurants with the addition of new tables and chairs, upgraded salsa bars and the addition of photos and murals to create a more inviting feel and highlight our fresh ingredients. Our new Pollo Tropical and Taco Cabana enhanced store models also feature free table service, hand held menus, Wi-Fi, new menu items as well as real plates and silverware. We believe our elevated Pollo Tropical and Taco Cabana restaurants further differentiate us from price-driven, quick-service restaurants. As of Janaury 1, 2012, we had upgraded a total of 45 Taco Cabana restaurants in Texas which included 34 locations in the Dallas market, eight in the Austin market, and one location each in College Station, Corpus Christi and Temple. During 2012, as a continuation of our brand positioning efforts, we plan to upgrade a total of 37 restaurants including the remaining restaurants in our Austin market, twelve restaurants in our San Antonio market and eight restaurants in our Houston market. The cost of the restaurant enhancements for our Taco Cabana restaurants has been and are expected to be approximately $200,000 to $300,000 per restaurant, respectively. As of January 2, 2011, we had upgraded a total of twelve Pollo Tropical restaurants. Although we continue to reinvest in our core markets through remodeling certain locations to maintain a competitive image, we do not anticipate any upgrades to our existing Pollo Tropical restaurants in 2012. The cost of the restaurant enhancements for our Pollo Tropical restaurants has generally ranged between $150,000 to $200,000.

•

Develop New Pollo Tropical and Taco Cabana Restaurants Within and Outside or Our Existing Markets. We believe that we have opportunities to develop additional Pollo Tropical and Taco Cabana restaurants within our existing markets in Florida and Texas, as well as expansion opportunities into other regions of the United States that match our targeted demographic and site selection criteria. By increasing the number of restaurants we operate in a particular market, we believe that we can increase brand awareness and effectively leverage our field supervision, corporate infrastructure and marketing initiatives. We currently anticipate opening a total of ten to twelve new restaurants in 2012.

Pollo Tropical has developed an elevated format which we believe will permit it to be accepted as a general market concept and broaden its target audience. This format includes a more upscale décor, an elevated service platform where food is ordered and then brought to the guest at the table, new menu offerings including sangria and wine, and numerous other enhancements. Pollo Tropical has recently opened two restaurants in Jacksonville, Florida, and one restaurant in Atlanta, Georgia utilizing this format and we believe it will serve as the model for Pollo Tropical’s expansion outside its core Florida markets. Similarly, we believe we have an opportunity to develop an elevated format for our Taco Cabana restaurants that will enable us to expand the concept outside our core Texas markets within the next two years.

•

Franchise Our Pollo Tropical Restaurants Internationally and Expand Domestic Non-Traditional Licensing. We believe that there are a number of markets outside the United States with the appropriate demographics and consumer preference to support additional franchising of the Pollo Tropical brand. We also believe that there are opportunities in the United States for licensing both the Pollo Tropical and Taco Cabana brands to concessionaires operating in non-traditional venues such as college campuses, airports and sports arenas. Internationally, our franchisees are currently operating or have development rights to open Pollo Tropical restaurants under multi-unit development agreements in The Bahamas, Ecuador, Puerto Rico, Trinidad & Tobago, Panama, Aruba, Bonaire, Curacao, Venezuela, Honduras and Costa Rica. Since restaurant development in foreign jurisdictions requires certain local knowledge and expertise that we do not necessarily possess, we utilize franchising to expand in international markets. This permits us to leverage the local knowledge and expertise of our franchisees and also provides a lower cost method of penetrating foreign markets. In addition to certain minimum financial requirements, the criteria for our franchisees includes individuals or entities that have multi unit hospitality industry experience and have demonstrated local commercial real estate development experience. We believe that there are significant opportunities to develop Pollo Tropical restaurants in additional international markets and are seeking new multi-unit franchisees and licensees who meet our qualification criteria in strategically targeted markets.

Overview of Restaurant Concepts

Burger King Restaurants

As of September 30, 2011 Burger King was the second largest hamburger restaurant chain in the world (as measured by the number of restaurants and system-wide sales). According to BKC, as of September 30, 2011, there were a total of 12,395 Burger King restaurants operating worldwide, of which 11,100 were franchised restaurants and 7,523 were located in the United States and Canada.

“Have It Your Way”® service, flame broiling, generous portions and competitive prices characterize the Burger King system marketing strategy. Our Burger King restaurants feature flame-broiled hamburgers, the most popular of which is the WHOPPER® sandwich which is a large, flame-broiled hamburger garnished with mayonnaise, lettuce, onions, pickles and tomatoes. The basic menu of all Burger King restaurants also includes specialty sandwiches including chicken and fish sandwiches, breakfast items, french fries, onion rings, salads, shakes, desserts, soft drinks and other beverages. In addition, promotional menu items are featured periodically for limited periods. BKC has recently modified its marketing initiatives to reach out to a broader consumer base. In addition, BKC is introducing many new and enhanced menu items to compliment its new marketing strategy as well as to broaden the menu in all day parts.

Our Burger King restaurants are typically open seven days per week and generally have operating hours ranging from 6:00 am to midnight on Sunday to Wednesday and 2:00 am on Thursday to Saturday. Burger King restaurants are quick-service restaurants of distinctive design and are generally located in high-traffic areas throughout the United States. Burger King restaurants are designed to appeal to a broad spectrum of consumers, with multiple day-part meal segments targeted to different groups of consumers.

We believe that the competitive attributes of Burger King restaurants are:

•	significant brand recognition;

•	convenience of location;

•	quality;

•	speed of service; and

•	price.

Our Burger King restaurants consist of one of several building types with various seating capacities. Our typical freestanding restaurant contains approximately 2,800 to 3,200 square feet with seating capacity for 90 to 100 customers, has drive-thru service windows and has adjacent parking areas. The building types for recently constructed or remodeled Burger King restaurants utilize 2,600 square feet and typically have seating capacity for 60 to 70 customers. As of January 1, 2012, almost all of our Burger King restaurants were freestanding. We operate our Burger King restaurants under franchise agreements with BKC. See “—Operations—Burger King Franchise Agreements” and “—Franchise Fees, Royalties and Early Successor Program”.

Pollo Tropical Restaurants

Our Pollo Tropical restaurants offers tropical and Caribbean inspired menu items, featuring grilled chicken marinated in our proprietary blend of tropical fruit juices and spices. Our diverse menu also includes a line of “TropiChops®” (a casserole bowl of grilled chicken, pork or vegetables served on top of white rice and beans topped with freshly made salsa), a variety of chicken sandwiches, wraps, salads, roast pork, grilled ribs and wings, offered with an array of freshly made salsas, sauces and Caribbean style “made from scratch” side dishes, including black beans and rice, Yucatan fries and sweet plantains, as well as more traditional menu items such as french fries, corn and tossed and Caesar salads. We also offer uniquely Hispanic desserts, such as flan and tres leches. Most menu items are made fresh daily in each of our Pollo Tropical restaurants, which feature open display cooking on large, open flame grills that enable our customers to observe the fresh preparation of our food. Our Pollo Tropical restaurants feature our signature dining areas, designated to create an airy, inviting and tropical atmosphere. Additionally our Pollo Tropical restaurants provide our guests the option of take-out, as well as the convenience of drive-thru windows.

Pollo Tropical opened its first restaurant in 1988 in Miami, Florida. Carrols acquired the Pollo Tropical brand in 1998. As of January 1, 2012 we owned and operated a total of 91 Pollo Tropical restaurants, of which 85 were located in Florida, five were located in New Jersey and one was located in Georgia. For the year ended December 31, 2011, the average sales transaction at our company-owned Pollo Tropical restaurants was $9.56 reflecting, in part, strong dinner and late night traffic, with dinner and late night sales representing the largest day-part at 53.3%. We are franchising our Pollo Tropical restaurants primarily internationally, and as of January 1, 2012, we had 31 franchised Pollo Tropical restaurants located in Puerto Rico, Ecuador, Honduras, Trinidad, Venezuela, the Bahamas and on three college campuses in Florida. We also have agreements for the future development of franchised Pollo Tropical restaurants in Panama, Tobago, Aruba, Curacao, Bonaire and Costa Rica. For the year ended December 31, 2011, our Pollo Tropical brand generated total revenues of $209.5 million.

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

In 2010, Pollo Tropical completed the enhancement of 12 locations in the Florida west coast, Orlando and Northeast markets. The enhanced positioning provides customers an elevated quick-casual experience in order to better position the brand for successful and sustainable growth in the future. In addition to restaurant remodeling, enhancements included free table service, hand held menus, Wi-Fi, new menu items, serving wine and beer at certain locations and the addition of real plates and silverware. During the fourth quarter of 2010 and 2011, four locations opened with the elevated service model bringing the total enhanced locations to sixteen. We expect future openings outside of Southeast Florida to have these enhancements.

Our Pollo Tropical restaurants typically provide seating for 80 to 100 customers and have drive-thru windows. As of January 1, 2012, substantially all of our company-owned Pollo Tropical restaurants were freestanding buildings. Our typical freestanding Pollo Tropical restaurant ranges from 2,800 to 3,200 square feet.

Taco Cabana Restaurants

Our Taco Cabana restaurants serve fresh Tex-Mex and traditional Mexican food, including flame grilled beef and chicken fajitas served on sizzling iron skillets, quesadillas, hand rolled flautas, enchiladas, burritos, tacos, fresh-made flour tortillas, a selection of “made from scratch” salsas and sauces, customizable salads served in a Cabana bowl, traditional Mexican and American breakfasts and other Tex-Mex dishes. Our Taco Cabana restaurants also offer a variety of beverage choices, including frozen margaritas and beer. Most of the menu items offered at Taco Cabana are prepared at each restaurant from fresh beef, chicken and produce delivered by suppliers. Our Taco Cabana restaurants feature interior, semi-enclosed and patio dining areas, which provide a vibrant decor and relaxing atmosphere. Additionally, our Taco Cabana restaurants provide our guests the option of take-out, as well as the convenience of drive-thru windows.

Taco Cabana pioneered the Mexican patio café concept with its first restaurant in San Antonio, Texas in 1978. Carrols acquired the Taco Cabana brand in 2000. As of January 1, 2012, we owned and operated 158 Taco Cabana restaurants located in Texas, Oklahoma and New Mexico, of which 152 were located in Texas. A majority of our Taco Cabana restaurants are open 24 hours a day, generating balanced customer traffic and restaurant sales across multiple day-parts with dinner sales representing the largest day-part at 26.0% for the year ended December 31, 2011. For the year ended December 31, 2011, the average sales transaction at our company-owned Taco Cabana restaurants was $8.14. Although we are not actively franchising our Taco Cabana restaurants, we had five franchised Taco Cabana restaurants as of January 1, 2012. For the year ended December 31, 2011 our Taco Cabana brand generated total revenues of $265.4 million.

Our typical freestanding Taco Cabana restaurants average approximately 3,200 square feet (exclusive of the exterior dining area) and provide seating for approximately 80 customers, with additional outside patio seating for approximately 50 customers. As of January 1, 2012, substantially all of our company-owned Taco Cabana restaurants were freestanding buildings. Taco Cabana restaurants are distinctive in appearance, conveying a Mexican theme and permitting easy identification by passing motorists. Our Taco Cabana restaurants feature rounded fronts, as well as Southwest accents such as a clay tile roof, heavy wood beams and a trellis that shades the patio area, and the use of bright colors. In 2010 we began initiatives to enhance the Taco Cabana concept in certain existing markets to provide customers an elevated quick-casual experience and better position the brand for successful and sustainable growth. In addition to restaurant remodeling, enhancements included free table service, hand held menus, Wi-Fi and new menu items. As of Janaury 1, 2012, we had upgraded a total of 45 Taco Cabana restaurants in Texas which included 34 locations in the Dallas market, eight in the Austin market, and one location each in College Station, Corpus Christi and Temple. During 2012, we plan to upgrade a total of 37 restaurants including the remaining restaurants in our Austin market, twelve restaurants in our San Antonio market and eight restaurants in our Houston market.

Taco Cabana’s interior restaurant design features open display cooking that enables customers to observe fajitas cooking on a grill, a machine making fresh flour tortillas and the preparation of other food items. Upon entry, the customer places an order selected from an overhead menu board, proceeds down a service line to where the order is picked up, and then passes a salsa bar en route to the dining area. The distinctive salsa bar offers Taco Cabana customers freshly-prepared Tex-Mex ingredients such as salsa de fuego (made with charred peppers and tomatoes), pico de gallo and salsa (all “made from scratch” throughout the day at each restaurant), as well as cilantro, pickled jalapeno slices, crisp chopped onions and fresh sliced limes. Depending on the season, time of day and personal preference, our customers can choose to dine in the restaurant’s brightly colored and festive interior dining area or in either the semi-enclosed or outdoor patio areas.

A majority of our Taco Cabana restaurants are open 24 hours a day, although hours of operation are continually evaluated on a market and individual restaurant basis.

Restaurant Economics

Selected restaurant operating data for our three restaurant concepts is as follows:

	Year Ended December 31,
	2009(1)	2010(1)	2011(1)
Pollo Tropical:
Average annual sales per company-owned restaurant (in thousands)	$1,911	$2,056	$2,287
Average sales transaction	$9.67	$9.38	$9.56
Drive-through sales as a percentage of total sales	43.2%	44.4%	44.8%
Day-part sales percentages:
Lunch	46.6%	46.5%	46.7%
Dinner and late night	53.4%	53.5%	53.3%
Taco Cabana:
Average annual sales per company-owned restaurant (in thousands)	$1,607	$1,616	$1,690
Average sales transaction	$7.87	$7.80	$8.14
Drive-through sales as a percentage of total sales	51.5%	51.9%	52.0%
Day-part sales percentages:
Breakfast	17.2%	17.4%	17.5%
Lunch	23.2%	23.1%	22.9%
Dinner	25.7%	25.8%	26.0%
Late night (9 pm to midnight)	13.1%	13.0%	13.1%
Afternoon (2 pm to 5 pm )	12.0%	12.0%	12.1%
Overnight (midnight to 6 am)	8.8%	8.7%	8.4%
Burger King:
Average annual sales per restaurant (in thousands)	$1,206	$1,162	$1,154
Average sales transaction	$5.56	$5.44	$5.80
Drive-through sales as a percentage of total sales	64.5%	65.0%	64.9%
Day-part sales percentages:
Breakfast	13.1%	13.8%	13.1%
Lunch	32.3%	31.9%	32.1%
Dinner	27.2%	26.8%	27.1%
Afternoon and late night	27.4%	27.5%	27.7%

(1)	2010 and 2011 were each a 52-week fiscal year and 2009 was a 53-week fiscal year. Average annual sales for company owned or operated restaurants are derived by dividing restaurant sales for such year for the applicable segment by the average number of restaurants for the applicable segment for such year. For comparative purposes, the calculation of average annual sales per company-owned restaurant is based on a 52-week year. For purposes of calculating average annual sales per company-owned restaurant for 2009, we have excluded restaurant sales for the extra week in 2009.

Restaurant Capital Costs

The initial cost of equipment, seating, signage and other interior costs of a typical new free-standing Pollo Tropical restaurant currently is approximately $600,000 (excluding the cost of the land, building and site improvements). Generally, in our core Florida markets, the cost of land currently ranges from $900,000 to $1,100,000 and the cost of building and site improvements currently range from $950,000 to $1,250,000. In the Northeast or any other potential markets, we believe our new Pollo Tropical restaurants will have a cost for building and site improvements ranging from $1,050,000 to $1,350,000 (excluding the cost of land for those locations that we do not lease).

The initial cost of equipment, seating, signage and other interior costs of a typical new Taco Cabana restaurant currently is approximately $525,000 (excluding the cost of the land, building and site improvements). Generally, in our Texas markets, the cost of land currently ranges from $800,000 to $1,100,000 and the cost of building and site improvements currently ranges from $900,000 to $1,000,000.

The initial cost of the franchise fee, equipment, seating, signage and other interior costs of a standard new Burger King restaurant currently is approximately $350,000 (excluding the cost of the land, building and site improvements). In the markets in which we primarily operate, the cost of land generally ranges from $600,000 to $800,000 and the cost of building and site improvements generally ranges from $650,000 to $700,000.

With respect to development of freestanding restaurants, we generally seek to acquire the land to construct the building, and thereafter enter into an arrangement to sell and leaseback the land and building under a long-term lease. Historically, we have been able to acquire and finance many of our locations under such leasing arrangements. Where we are unable to purchase the underlying land, we enter into a long-term lease for the land and fund the construction of the building from cash generated from our operations or with borrowings under our senior credit facility rather than through long-term leasing arrangements.

The cost of developing and equipping new restaurants can vary significantly and depends on a number of factors, including the local economic conditions and the characteristics of a particular site. Accordingly, the cost of opening new restaurants in the future, including Pollo Tropical restaurants in new markets, may differ substantially from, and may be significantly higher than, both the historical cost of restaurants previously opened and the estimated costs above.

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

Restaurant Locations

As of January 1, 2012, we owned and operated 91 Pollo Tropical restaurants, of which 85 were located in Florida, five were located in New Jersey and one was located in Georgia. In addition we franchised 31 Pollo

Tropical restaurants as of January 1, 2012, comprised of 21 in Puerto Rico, two in Ecuador, two in Venezuela, one in Honduras, one in the Bahamas, one in Trinidad and three on college campuses in Florida.

As of January 1, 2012, we owned and operated 158 Taco Cabana restaurants and franchised five Taco Cabana restaurants located in the following states:

	Owned	Franchised	Total
Texas	152	2	154
Oklahoma	4	—	4
New Mexico	2	2	4
Georgia	—	1	1

Total	158	5	163

The following table details the locations of our 298 Burger King restaurants as of January 1, 2012:

State	Total Restaurants
Indiana	5
Kentucky	9
Maine	4
Massachusetts	1
Michigan	24
New Jersey	2
New York	117
North Carolina	30
Ohio	76
Pennsylvania	12
South Carolina	17
Vermont	1

Total	298

Operations

Management Structure

We conduct substantially all of our executive management, finance, marketing and operations support functions from our corporate headquarters in Syracuse, New York, our Pollo Tropical division headquarters in Miami, Florida or our Taco Cabana division headquarters in San Antonio, Texas. Carrols Restaurant Group is led by our Chief Executive Officer and President, Daniel T. Accordino who succeeded Alan Vituli upon Mr. Vituli’s retirement as our Chief Executive Officer on December 31, 2011. Mr. Accordino has nearly 40 years of Burger King and quick-service restaurant experience at our company. Fiesta Restaurant Group is led by Tim Taft, its Chief Executive Officer and President, who was hired in August 2011. Mr. Taft has over 30 years of restaurant and hospitality industry experience.

Our Burger King operations are overseen by five Regional Directors, three of whom are Vice Presidents, that have an average of over 28 years of Burger King restaurant experience. Forty district managers that have an average of over 22 years of restaurant management experience in the Burger King system support the Regional Directors.

The management structure for Pollo Tropical consists of an Executive Vice President, who has over 40 years of experience in the restaurant industry, and two Regional Directors supported by eleven district managers. The management structure of Taco Cabana consists of an Executive Vice President, who has over 38 years of restaurant industry experience, and two Regional Vice Presidents, a Regional Director and 23 district managers.

For each of our concepts, a district manager is responsible for the direct oversight of the day-to-day operations of an average of approximately seven restaurants. Typically, district managers have previously served as restaurant managers at one of our restaurants. Regional directors, district managers and restaurant managers are compensated with a fixed salary plus an incentive bonus based upon the performance of the restaurants under their supervision. Typically, our restaurants are staffed with hourly employees who are typically supervised by a salaried manager and two or three salaried assistant managers.

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

Management Information Systems

Our sophisticated management information systems provide us with the ability to efficiently and effectively manage our restaurants and to ensure consistent application of operating controls at our restaurants. Our size also affords us the ability to maintain an in-house staff of information technology and restaurant systems professionals dedicated to continuously enhancing our systems. In addition, these capabilities allow us to integrate newly developed or acquired restaurants and achieve greater economies of scale and operating effieciencies.

Our restaurants employ touch-screen point-of-sale (POS) systems that are designed to facilitate accuracy and speed of order taking. These systems are user-friendly, require limited cashier training and improve speed-of-service through the use of conversational order-taking techniques. The POS systems are integrated with PC-based applications at the restaurant that are designed to facilitate financial and management control of our restaurant operations. In 2008, we enhanced and upgraded our restaurant technology with the installation of new POS systems at our Taco Cabana restaurants and in 2009 we installed similar systems in our Pollo Tropical restaurants. We began installing new POS systems at our Burger King restaurants in 2011 and expect to have all restaurants installed with the new POS system in May of 2012.

Our restaurant systems provide daily tracking and reporting of traffic counts, menu item sales, labor and food data including costs, and other key operating information for each restaurant. We communicate electronically with our restaurants on a continuous basis, which enables us to collect this information for use in our corporate management systems in near real-time. Our corporate and divisional administrative headquarters house web-based systems that support all of our accounting, operating and reporting systems. We also operate a 24-hour, seven-day help desk at our corporate headquarters that enables us to provide systems and operational support to our restaurant operations as required. Among other things, our restaurant information systems provide us with the ability to:

•	monitor labor utilization and sales trends on a real-time basis at each restaurant, enabling the restaurant manager to effectively manage to our established labor standards on a timely basis;

•	reduce inventory shrinkage using restaurant-level inventory management and centralized standard costing systems;

•	analyze sales and product mix data to help restaurant managers forecast production levels;

•	monitor day-part drive-thru speed of service at each of our restaurants;

•	systematically communicate human resource and payroll data to our administrative offices for efficient centralized management of labor costs and payroll processing;

•	employ centralized control over price, menu and inventory management activities at the restaurant utilizing the remote management capabilities of our systems;

•	take advantage of electronic commerce including our ability to place orders with suppliers and to integrate detailed invoice, receiving and product data with our inventory and accounting systems; and

•	provide analyses, reporting and tools to enable all levels of management to review a wide-range of financial, product mix and operational data.

Critical information from our systems is available in near real-time to our restaurant managers, who are expected to react quickly to trends or situations in their restaurant. Our district managers also receive near real-time information from all restaurants under their control and have computer access to key operating data on a remote basis using our corporate intranet. Management personnel at all levels, from the restaurant manager through senior management, utilize key restaurant performance indicators to manage our business.

Site Selection

We believe that the location of our restaurants is a critical component of each restaurant’s success. We evaluate potential new sites on many critical criteria including accessibility, visibility, costs, surrounding traffic patterns, competition and demographic characteristics. Our senior management determines the acceptability of all acquisition prospects and new sites, based upon analyses prepared by our real estate, financial and operations professionals.

Burger King Franchise Agreements

Each of our Burger King restaurants operates under a separate franchise agreement with BKC. Our franchise agreements with BKC generally require, among other things, that all restaurants comply with specified design criteria and operate in a prescribed manner, including utilization of the standard Burger King menu. In addition, our Burger King franchise agreements generally require that our restaurants conform to BKC’s current image and provide for remodeling of our restaurants during the tenth year of the agreements to conform to such current image, which may require the expenditure of considerable funds. These franchise agreements with BKC generally provide for an initial term of 20 years and currently have an initial franchise fee of $50,000. In the event that we terminate any franchise agreement and close the related BKC restaurant prior to the expiration of its term, we may be required to pay BKC an amount based on the net present value of the royalty stream that would have been realized by BKC had such franchise agreement not been terminated. Any franchise agreement, including renewals, can be extended at our discretion for an additional 20-year term, with BKC’s approval, provided that, among other things, the restaurant meets the current Burger King operating and image standards and that we are not in default under the terms of the franchise agreement. The franchise agreement fee for subsequent renewals is currently $50,000. BKC may terminate any of the franchise agreements if an act of default is committed by us under these agreements and such default is not cured. Defaults under the franchise agreements include, among other things, our failure to operate such Burger King restaurant in accordance with the operating standards and specifications established by BKC (including failure to use equipment, uniforms or decor approved by BKC), our failure to sell products approved or designated by BKC, our failure to pay royalties or advertising and sales promotion contributions as required, our unauthorized sale, transfer or assignment of such franchise agreement or the related restaurant, certain events of bankruptcy or insolvency with respect to us, conduct by us or our employees that has a harmful effect on the Burger King restaurant system, conviction of us or our executive officers for certain indictable offenses, our failure to maintain a responsible credit rating or the acquisition by us of an interest in any other hamburger restaurant business. We are not in default under any of the franchise agreements with BKC.

In order to obtain a successor franchise agreement with BKC, a franchisee is typically required to make capital improvements to the restaurant to bring it up to Burger King’s current image standards. The cost of these improvements may vary widely depending upon the magnitude of the required changes and the degree to which we have made interim improvements to the restaurant. We have 19 franchise agreements due to expire in 2012, 12 franchise agreements due to expire in 2013 and 13 franchise agreements due to expire in 2014. In recent years, the historical costs of improving our Burger King restaurants in connection with franchise renewals generally have ranged from $200,000 to $550,000 per restaurant. The cost of capital improvements made in connection with future franchise agreement renewals may differ substantially from past franchise renewals depending on the current image requirements established from time to time by Burger King.

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

We evaluate the performance of our Burger King restaurants on an ongoing basis. Such evaluation depends on many factors, including our assessment of the anticipated future operating results of the subject restaurants and the cost of required capital improvements that we would need to commit for such restaurants. If we determine that a Burger King restaurant is under-performing, or that we do not anticipate an adequate return on the capital required to renew the franchise agreement, we may elect to close such restaurant. We may also relocate (offset) a restaurant within its trade area and build a new Burger King restaurant as part of the franchise renewal process. In 2011 we closed a total of nine Burger King restaurants, which included one location that was offset. In 2012, we currently anticipate that we will likely elect to close three Burger King restaurants. However, based on the current operating results of these restaurants, we believe that the impact on our results of operations as a result of such restaurant closures will not be material, although there can be no assurance in this regard. Our determination to close these restaurants in 2012 is subject to further evaluation and may change. We may also elect to close additional Burger King restaurants in the future.

In addition to the initial franchise fee, we generally pay BKC a monthly royalty. The royalty rate for both new restaurants and for successor franchise agreements is 4 1/2% of sales. The royalty rate was increased from 3 1/2% of sales in 2000, and generally for restaurants in existence in 2000, becomes effective upon the renewal of the franchise agreement. Burger King royalties, as a percentage of our Burger King restaurant sales, were 4.0% in both 2011 and 2010 and 3.9% in 2009. We anticipate our Burger King royalties, as a percentage of our Burger King restaurant sales, will increase to 4.1% in 2012 as a result of the terms outlined above.

We also generally contribute 4% of restaurant sales from our Burger King restaurants to fund BKC’s national and regional advertising. BKC engages in substantial national and regional advertising and promotional activities and other efforts to maintain and enhance the Burger King brand. From time to time we supplement BKC’s marketing with our own local advertising and promotional campaigns. See “—Advertising and Promotion” below.

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

Fiesta Restaurant Group Franchise Operations

As of January 1, 2012, we had seven franchisees operating a total of 31 Pollo Tropical restaurants, 21 of which were located in Puerto Rico, two in Ecuador, one in Honduras, one in Trinidad, two in Venezuela, one in the Bahamas and three located on college campuses in Florida. As of January 1, 2012, we had three franchisees operating a total of five Taco Cabana restaurants.

We have also entered into development agreements for the development of up to five franchised restaurants in Panama, the development of up to four restaurants in Aruba, Curacao and Bonaire and the development of a minimum of five restaurants in Costs Rica. Each of these agreements provide for the development of additional restaurants in these markets, provided such franchisees maintain compliance under their respective development agreements. We believe that there are significant opportunities to expand Pollo Tropical restaurants outside of the

United States and we are seeking to franchise or license the brand in additional foreign markets. Any such expansion would ideally take the form of a franchising or licensing arrangement with one or more experienced restaurant companies. Since restaurant development in foreign jurisdictions requires certain local knowledge and expertise that we do not necessarily possess, we utilize franchising to expand in international markets. This permits us to leverage the local knowledge and expertise of our franchisees and also provides a lower cost method of penetrating foreign markets. In addition to certain minimum financial requirements, the criterion for our franchisees includes individuals or entities that have multi unit hospitality industry experience and have demonstrated local commercial real estate development experience. We believe that there are a number of foreign markets with the requisite population, demographic and income characteristics to support this expansion, as well as consumers with a proclivity to eat foods similar to those offered by Pollo Tropical. We also believe that there are opportunities in the United States for licensing both the Pollo Tropical and Taco Cabana brands to concessionaires operating in non-traditional venues such as college campuses, airports and sports arenas.

Our development agreements generally provide for franchisees to commit to developing a specified number of restaurants within a certain geographic area within a specified time frame. The development agreements generally require franchisees to pay upon signing a portion of the franchise fees for each restaurant to be developed, with the balance of the fees due upon opening of each restaurant. All of our current franchisees pay a royalty based on restaurant sales and are required to operate their restaurants under the terms of our franchise agreement which dictate compliance with certain methods, standards and specifications developed by us, including those related to menu items, recipes, food preparation, materials, supplies, services, fixtures, furnishings, decor and signs. The franchisees have discretion to determine the prices to be charged to customers. In addition, all franchisees are required to purchase substantially all food, ingredients, supplies and materials from suppliers approved by us.

Advertising and Promotion

We are generally required to contribute 4% of restaurant sales from our Burger King restaurants to an advertising fund utilized by BKC for its advertising, promotional programs and public relations activities. BKC’s advertising programs consist of national campaigns supplemented by local advertising. BKC’s advertising campaigns are generally carried on television, radio and in circulated print media (national and regional newspapers and magazines). As a percentage of our Burger King restaurant sales advertising expense was 4.2% in each of 2011, 2010 and 2009.

The efficiency and quality of advertising and promotional programs can significantly affect the quick-casual and quick-service restaurant businesses. We believe that one of the major advantages of being a Burger King franchisee is the value of the extensive national and regional advertising and promotional programs conducted by BKC. In addition to the benefits derived from BKC’s advertising spending, we sometimes supplement BKC’s advertising and promotional activities with our own local advertising and promotions, including the purchase of additional television, radio and print advertising. The concentration of our Burger King restaurants in many of our markets permits us to leverage advertising in those markets. We also utilize promotional programs, such as combination value meals and discounted prices, targeted to our customers, in order to create a flexible and directed marketing program.

In connection with BKC’s 2011 initiatives to support the installation of digital menu boards, the introduction of new menu items and enhancements to the quality of our food preparation, we have made expenditures of approximately $9.0 million in 2011 and expect to make an additional $0.5 million in related expenditures in 2012. For those franchisees who made or have committed to make these expenditures including those for digital menu boards, BKC, beginning in 2012, will reduce the required advertising contribution by $5,400 per restaurant per year through 2015, for those restaurants whose expenditures included a digital menu board, and $3,000 per restaurant per year through 2015, for those restaurants whose expenditures excluded a digital menu board. At December 31, 2011 we had 280 restaurants qualifying for the $5,400 per year advertising reduction and 13 restaurants qualifying for the $3,000 per year advertising reduction. In addition, to receive the advertising reductions prospectively the franchisee must be in full compliance with its franchise agreements including being current all on payments to BKC for royalties, advertising and occupancy related charges.

We believe Pollo Tropical and Taco Cabana are among the most highly recognized quick-casual restaurant brands in their respective markets of Florida and Texas. Pollo Tropical and Taco Cabana utilize an integrated, multi-level marketing approach that includes periodic chain-wide promotions, direct mail, in-store promotions, local store marketing and other strategies, including the use of radio and television advertising in their markets. Combination value meals are also utilized as well as limited time offer menu item promotions. Pollo Tropical and Taco Cabana advertise in both English and Spanish language media. As a percentage of Pollo Tropical restaurant sales, Pollo Tropical’s advertising expenditures were 2.8% in both 2011 and 2010 and 2.7% in 2009. As a percentage of Taco Cabana restaurant sales, Taco Cabana’s advertising expenditures were 4.0% in 2011, 4.1% in 2010 and 4.0%% in 2009.

Product Development

Pollo Tropical and Taco Cabana each have separate product research and development functions, which we believe are comparable to other large multi-unit restaurant companies. These capabilities enable us to continually refine our menu offerings and develop new products for introduction in our Pollo Tropical and Taco Cabana restaurants. These functions include:

•	fully equipped test kitchens;

•	professional culinary and quality assurance team members;

•	consumer research and product testing protocols;

•	uniform and detailed product specification formats; and

•	product development committees that integrate marketing, operations, financial analysis and procurement.

Pollo Tropical’s test kitchen is located in a separate leased facility near the brand headquarters in Miami. The facility includes cooking equipment that mirrors the capability of a Pollo Tropical restaurant and a tasting area. Permanent staff positions include a Vice President of R&D, a Senior Manager of R&D and two R&D managers.

Taco Cabana’s test kitchen is located near our San Antonio division headquarters in leased commercial space. The facility includes cooking equipment that mirrors the capability of a Taco Cabana restaurant and a tasting area. Permanent staff positions include a Corporate Chef and two staff assistants.

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

For our Pollo Tropical restaurants, Performance Food Group, Inc. is our primary distributor of food and paper products under an agreement that expires on May 15, 2012. Also for our Pollo Tropical restaurants, Kelly Food Service is our primary distributor for chicken under an agreement that expires on December 31, 2012. We also currently rely on two suppliers under agreements that expire on December 31, 2012 as our suppliers of chicken for our Pollo Tropical restaurants. Although we believe that alternative sources of chicken are available to us, if both suppliers were unable to service us, this could lead to a material disruption of service or supply until a new supplier is engaged, which could have a material adverse effect on our business.

For our Taco Cabana restaurants, SYGMA Network, Inc. (SYGMA) is our primary distributor of food and beverage products and supplies. SYGMA purchases, warehouses and distributes products for these restaurants under a distribution service agreement that expires June 30, 2014.

We rely heavily on these suppliers but, in general, if any supplier was unable to service us, we believe that we have alternative sources available to us to avoid any material disruption in service. With respect to our distributors for our Pollo Tropical and Taco Cabana restaurants, although we believe that alternative distributors are available to us, if any distributor was unable to service us, this could lead to a material disruption of service or supply until a new distributor is engaged, which could have a material adverse effect on our business.

We are a member of a national purchasing cooperative, Restaurant Services, Inc., created for the Burger King system. Restaurant Services, Inc. is a non-profit independent cooperative that acts as the purchasing agent for approved distributors to the Burger King system and serves to negotiate the lowest cost for the system. We use our purchasing power to negotiate directly with certain other vendors, to obtain favorable pricing and terms for supplying our Burger King restaurants. For our Burger King restaurants, we are required to purchase all of our foodstuffs, paper goods and packaging materials from BKC-approved suppliers. We currently utilize three distributors, Maines Paper & Food Service, Inc., Reinhart Food Service L.L.C. and MBM Food Service Inc., to supply our Burger King restaurants with the majority of their foodstuffs and, as of January 1, 2012, such distributors supplied 64%, 32% and 4%, respectively, of our Burger King restaurants. We may purchase non-food items such as kitchen utensils, equipment maintenance tools and other supplies from any suitable source so long as such items meet BKC product uniformity standards. All BKC-approved distributors are required to purchase foodstuffs and supplies from BKC-approved manufacturers and purveyors. BKC is responsible for monitoring quality control and supervision of these manufacturers and conducts regular visits to observe the preparation of foodstuffs, and to run various tests to ensure that only quality foodstuffs are sold to its approved suppliers. In addition, BKC coordinates and supervises audits of approved suppliers and distributors to determine continuing product specification compliance and to ensure that manufacturing plant and distribution center standards are met. Although we believe that we have alternative sources of supply available to our Burger King restaurants, in the event any distributor or supplier for our Burger King restaurants was unable to service us, this could lead to a disruption of service or supply at our Burger King restaurants until a new distributor or supplier is engaged, which could have an adverse effect on our business.

Quality Assurance

At each of our three concepts, our operational focus is closely monitored to achieve a high level of customer satisfaction via speed of service, order accuracy and quality of service. Our senior management and restaurant management staffs are principally responsible for ensuring compliance with our operating policies, and with respect to our Burger King restaurants, BKC’s required operating procedures. We have uniform operating standards and specifications relating to the quality, preparation and selection of menu items, maintenance and cleanliness of the premises and employee conduct. In order to maintain compliance with these operating standards and specifications, we distribute to our restaurant operations management team detailed reports measuring compliance with various customer service standards and objectives, including feedback obtained directly from our customers through instructions given to them at the point of sale. The customer feedback is monitored by an independent agency and us and consists of evaluations of speed of service, quality of service, quality of our menu items and other operational objectives including the cleanliness of our restaurants. We also have our own customer service representatives that handle customer inquiries and complaints.

We operate in accordance with quality assurance and health standards mandated by federal, state and local governmental laws and regulations. These standards include food preparation rules regarding, among other things, minimum cooking times and temperatures, maximum time standards for holding prepared food, food handling guidelines and cleanliness. To maintain these standards, we conduct unscheduled inspections of our restaurants. In addition, restaurant managers conduct internal inspections for taste, quality, cleanliness and food safety on a regular basis.

Trademarks

We believe that our names and logos for our brands are important to our operations. We have registered the principal Pollo Tropical and Taco Cabana logos and designs with the U.S. Patent and Trademark Office on the

Principal Register as a service mark for our restaurant services. We also have secured or have applied for state and federal registrations of several other advertising or promotional marks, including variations of the Pollo Tropical and Taco Cabana principal marks, and have applied for or been granted registrations in foreign countries of the Pollo Tropical and Taco Cabana principal marks and several other marks. We intend to aggressively protect both Pollo Tropical and Taco Cabana trademarks by appropriate legal action whenever necessary. We also have secured or applied for registrations of the Pollo Tropical and Taco Cabana marks in numerous areas outside the U.S. where we are or intend to engage in franchising our brands. In certain foreign countries, we have been involved in trademark opposition proceedings to defend our rights to register certain trademarks. In that regard, we have discovered that an individual unaffiliated with us has registered, without our knowledge, authorization or consent, a trademark in Spain and the European Community for a name and logo virtually identical to our Pollo Tropical name and logo. We have initiated a cancellation action to declare such unauthorized trademark registration null and void. Although we believe we will be successful in the action, there can be no assurance in this regard.

Other than the Pollo Tropical and Taco Cabana trademarks, we have no proprietary intellectual property other than the logo and trademark of Carrols and Fiesta Restaurant Group. As a franchisee of Burger King, we also have contractual rights to use certain BKC-owned trademarks, service marks and other intellectual property relating to the Burger King concept.

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

We are subject to the federal Fair Labor Standards Act and various other federal and state laws governing such matters as:

•	minimum wage requirements;

•	health care;

•	unemployment compensation;

•	overtime; and

•	other working conditions and citizenship requirements.

A significant number of our food service personnel are paid at rates related to the federal, and where applicable, state minimum wage and, accordingly, increases in the minimum wage have increased and in the future will increase wage rates at our restaurants.

We are assessing the various provisions of the comprehensive federal health care reform law enacted in 2010, including the impact on our business of this new law as it becomes effective. There are no assurances that a combination of cost management and menu price increases can accommodate all of the potential increased costs associated with these regulations.

We are also subject to various federal, state and local environmental laws, rules and regulations. We believe that we conduct our operations in substantial compliance with applicable environmental laws and regulations. Our costs for compliance with environmental laws or regulations have not had a material adverse effect on our results of operations, cash flows or financial condition in the past.

Taco Cabana and Pollo Tropical are subject to alcoholic beverage control regulations that require state, county or municipal licenses or permits to sell alcoholic beverages at each location where they respectively sell alcoholic beverages. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time.

Licensing entities, authorized with law enforcement authority, may issue violations and conduct audits and investigations of the restaurant’s records and procedures. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of our Taco Cabana restaurants and certain of our Pollo Tropical restaurants, including minimum age for consumption, certification requirements for employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages. These regulations also prescribe certain required banking and accounting practices related to alcohol sales and purchasing.

Our Taco Cabana restaurants and certain of our Pollo Tropical restaurants are subject to state “dram-shop” laws in the states in which they operate. Dram-shop laws provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated or minor patron. We have specific insurance that covers claims arising under dram-shop laws. However, we cannot assure you that this insurance will be adequate to cover any claims that may be instituted against us.

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

Pollo Tropical’s competitors include national and regional chicken-based concepts, as well as quick-service hamburger restaurant chains and other types of quick service and quick-casual restaurants.

Taco Cabana’s restaurants, although part of the quick-casual segment of the restaurant industry, compete in Texas, Oklahoma and New Mexico with quick-service restaurants, including those in the quick-service Mexican segment, other quick-casual restaurants and traditional casual dining Mexican restaurants. We believe that Taco Cabana’s combination of freshly prepared food, distinctive ambiance and superior service help to distinguish Taco Cabana restaurants from quick-service operators, while its price-value relationship enables it to compete favorably with more expensive casual dining Mexican restaurants.

With respect to our Burger King restaurants, our largest competitors are McDonald’s and Wendy’s restaurants. According to Technomic, McDonald’s restaurants had aggregate U.S. system-wide sales of $32.4 billion for the year ended December 31, 2010 and operated 14,027 restaurants in the United States at that date, and Wendy’s restaurants had aggregate system-wide sales of $8.3 billion for the year ended December 31, 2010 and operated 5,883 restaurants in the United States at that date.

Employees

As of January 1, 2012, we employed approximately 15,500 persons, of which approximately 400 were administrative personnel and approximately 15,100 were restaurant operations personnel. None of our employees is covered by collective bargaining agreements. We believe that our overall relations with our employees are good.

Availability of Information

We file annual, quarterly and current reports and other information with the Securities and Exchange Commission (the “SEC”). The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1 800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

We make available through our internet website (www.carrols.com) our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after electronically filing such material with the SEC. The reference to our website address is a textual reference only, meaning that it does not constitute incorporation by reference of the information contained on the website and should not be considered part of this document.

ITEM 1A.	RISK FACTORS

You should carefully consider the risks described below, as well as other information and data included in this Annual Report on Form 10-K. Any of the following risks could materially adversely affect our business, consolidated financial condition or results of operations.

Risks Related to Our Business

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

Pollo Tropical’s competitors include national and regional chicken-based concepts as well as quick-service hamburger restaurant chains and other types of quick-service and quick-casual restaurants. Our Taco Cabana restaurants compete with quick-service restaurants, including those in the quick-service Mexican segment, other quick-casual restaurants and traditional casual dining Mexican restaurants. With respect to our Burger King restaurants, our largest competitors are McDonald’s and Wendy’s restaurants.

To remain competitive, we, as well as certain of the other major quick-casual and quick-service restaurant chains, have increasingly offered selected food items and combination meals at discounted prices. These pricing and other marketing strategies have had, and in the future may have, a negative impact on our sales and earnings.

Factors applicable to the quick-casual and quick-service restaurant segments may adversely affect our results of operations, which may cause a decrease in earnings and revenues.

The quick-casual and quick-service restaurant segments are highly competitive and can be materially adversely affected by many factors, including:

•	changes in local, regional or national economic conditions;

•	changes in demographic trends;

•	changes in consumer tastes;

•	changes in traffic patterns;

•	increases in fuel prices and utility costs;

•	consumer concerns about health, diet and nutrition;

•	increases in the number of, and particular locations of, competing restaurants;

•	changes in discretionary consumer spending;

•	inflation;

•	increases in the cost of food, such as beef, chicken, produce and packaging;

•	increased labor costs, including healthcare, unemployment insurance and minimum wage requirements;

•	the availability of experienced management and hourly-paid employees; and

•	regional weather conditions.

Our continued growth depends on our ability to open and operate new restaurants profitably, which in turn depends on our continued access to capital, and newly acquired or developed restaurants may not perform as we expect and we cannot assure you that our growth and development plans will be achieved.

Our continued growth depends on our ability to develop additional Pollo Tropical and Taco Cabana restaurants. Development involves substantial risks, including the following:

•	the inability to fund development;

•	development costs that exceed budgeted amounts;

•	delays in completion of construction;

•	the inability to obtain all necessary zoning and construction permits;

•	the inability to identify, or the unavailability of, suitable sites on acceptable leasing or purchase terms;

•	developed restaurants that do not achieve desired revenue or cash flow levels once opened;

•	incurring substantial unrecoverable costs in the event a development project is abandoned prior to completion or a new restaurant is closed due to poor financial performance;

•	the inability to recruit, train and retain managers and other employees necessary to staff each new restaurant;

•	changes in or interpretations of governmental rules and regulations; and

•	changes in general economic and business conditions.

We cannot assure you that our growth and development plans can be achieved. Our long-term development plans will require additional management, operational and financial resources. For example, we will be required to recruit and train managers and other personnel for each new restaurant. We cannot assure you that we will be able to manage our expanding operations effectively and our failure to do so could adversely affect our results of operations. In addition, our ability to open new restaurants and to grow, as well as our ability to meet other anticipated capital needs, will depend on our continued access to external financing, including borrowing under our new secured credit facilities. We cannot assure you that we will have access to the capital we need at acceptable terms or at all, which could materially adversely affect our business. In addition, our need to manage our financial leverage ratios in connection with the Carrols LLC and Fiesta Restaurant Group secured credit facilities may reduce our ability to develop new restaurants.

Additionally, we may encounter difficulties growing beyond our presence in our existing markets. We cannot assure you that we will be able to successfully grow our market presence beyond our existing markets, as we may encounter well-established competitors in new areas. In addition, we may be unable to find attractive locations or successfully market our products as we attempt to expand beyond our existing markets, as the competitive circumstances and consumer characteristics in these new areas may differ substantially from those in areas in which we currently operate. We may also not open a sufficient number of restaurants in new markets to adequately leverage distribution, supervision and marketing costs. As a result of the foregoing, we cannot assure you that we will be able to successfully or profitably operate our new restaurants outside our existing markets.

Our expansion into new markets may present increased risks due to a lack of market awareness of our brands.

Some of our new restaurants are and will be located in areas where there is a limited or a lack of market awareness of the Pollo Tropical or Taco Cabana brand and therefore it may be more challenging for us to attract customers to our restaurants. Restaurants opened in new markets may open at lower average weekly sales volumes than restaurants opened in existing markets, and may have lower restaurant-level operating margins than in existing markets. Sales at restaurants opened in new markets may take longer to reach average unit volumes, if at all, thereby adversely affecting our operating results, including the recognition of future impairment and other lease charges. Opening new restaurants in areas in which potential customers may not be familiar with our restaurants may include costs related to the opening and marketing of those restaurants that are substantially greater than those incurred by our restaurants in other areas. Even though we may incur substantial additional costs with respect to these new restaurants, they may attract fewer customers than our more established restaurants in existing markets.

We may, in the future, seek to pursue acquisitions and we may not find restaurant companies that are suitable acquisition candidates or successfully operate or integrate any restaurant companies we may acquire.

We may in the future seek to acquire other restaurant chains or additional Burger King restaurants. Although we believe that opportunities for future acquisitions may be available from time to time, increased competition for acquisition candidates exists and may continue in the future. Consequently, there may be fewer acquisition opportunities available to us as well as higher acquisition prices. There can be no assurance that we will be able to identify, acquire, manage or successfully integrate acquired restaurant companies without substantial costs, delays or operational or financial problems. In the event we are able to acquire other restaurant companies, the integration and operation of the acquired restaurants may place significant demands on our management, which could adversely affect our ability to manage our existing restaurants. We also face the risk that our existing systems, procedures and financial controls will be inadequate to support any restaurant chains we may acquire and that we may be unable to successfully integrate the operations and financial systems of any chains we may acquire with our own systems. While we may evaluate and discuss potential acquisitions from time to time, we currently have no understandings, commitments or agreements with respect to any acquisitions. We may be required to obtain additional financing to fund future acquisitions. There can be no assurance that we will be able to obtain additional financing on acceptable terms or at all. Both the new Carrols LLC and Fiesta Restaurant Group senior secured credit facilities and the indenture governing the Fiesta Restaurant Group Senior Secured Second Lien Notes due 2016 (the “Fiesta Notes”) contain restrictive covenants that may prevent us from incurring additional debt or acquiring additional restaurant chains.

We could be adversely affected by food-borne illnesses, as well as widespread negative publicity regarding food quality, illness, injury or other health concerns.

Negative publicity about food quality, illness, injury or other health concerns (including health implications of obesity) or similar issues stemming from one restaurant or a number of restaurants could materially adversely affect us, regardless of whether they pertain to our own restaurants or to restaurants owned or operated by other companies. For example, health concerns about the consumption of beef or chicken or by specific events such as the outbreak of “mad cow” disease or “avian” flu could lead to changes in consumer preferences, reduce consumption of our products and adversely affect our financial performance. These events could also reduce the available supply of beef or chicken or significantly raise the price of beef or chicken.

In addition, we cannot guarantee that our operational controls and employee training will be effective in preventing food-borne illnesses, food tampering and other food safety issues that may affect our restaurants. Food-borne illness or food tampering incidents could be caused by customers, employees or food suppliers and transporters and, therefore, could be outside of our control. Any publicity relating to health concerns or the perceived or specific outbreaks of food-borne illnesses, food tampering or other food safety issues attributed to one or more of our restaurants, could result in a significant decrease in guest traffic in all of our restaurants and could have a material adverse effect on our results of operations. In addition, similar publicity or occurrences with respect to other restaurants or restaurant chains could also decrease our guest traffic and have a similar material adverse effect on our business.

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

Under each of our franchise agreements with BKC, we are required to comply with operational programs established by BKC. For example, our franchise agreements with BKC require that our restaurants comply with specified design criteria. In addition, BKC generally has the right to require us during the tenth year of a franchise agreement to remodel our restaurants to conform to the then-current image of Burger King, which may require the expenditure of considerable funds. In addition we may not be able to avoid adopting menu price discount promotions or permanent menu price decreases instituted by BKC that may be unprofitable.

Our franchise agreements typically have a 20-year term after which BKC’s consent is required to receive a successor franchise agreement. Our franchise agreements with BKC that are set to expire over the next three years are as follows:

•	19 of our franchise agreements with BKC are due to expire in 2012;

•	12 of our franchise agreements with BKC are due to expire in 2013; and

•	13 of our franchise agreements with BKC are due to expire in 2014.

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

We or our franchisees may be subject to complaints, regulatory proceedings or litigation from guests or other persons alleging food-related illness, injuries suffered in our premises or other food quality, health or operational concerns, including environmental claims. In addition, in recent years a number of restaurant companies have been subject to lawsuits, including class action lawsuits, alleging, among other things, violations of federal and state law regarding workplace and employment matters, discrimination, harassment, wrongful termination and wage, rest break, meal break and overtime compensation issues and, in the case of quick service restaurants, alleging that they have failed to disclose the health risks associated with high fat or high sodium foods and that their marketing practices have encouraged obesity. We may also be subject to litigation or other actions initiated by governmental authorities, our employees and our franchisees, among others, based upon these and other matters. Adverse publicity resulting from such allegations or occurrences or alleged discrimination or other operating issues stemming from one of our locations, a number of our locations or our franchisees could adversely affect our business, regardless of whether the allegations are true, or whether we are ultimately held liable. Any cases filed against us could materially adversely affect us if we lose such cases and have to pay substantial damages or if we settle such cases. In addition, any such cases may materially and adversely affect our operations by increasing our litigation costs and diverting our attention and resources to address such actions. In addition, if a claim is successful, our insurance coverage may not cover or be adequate to cover all liabilities or losses and we may not be able to continue to maintain such insurance, or to obtain comparable insurance at a reasonable cost, if at all. If we suffer losses, liabilities or loss of income in excess of our insurance coverage or if our insurance does not cover such loss, liability or loss of income, there could be a material adverse effect on our results of operations. See Item 3 “Legal Proceedings”.

Our franchisees could take actions that harm our reputation.

As of January 1, 2012, a total of 36 Pollo Tropical and Taco Cabana restaurants were owned and operated by our franchisees. We do not exercise control of the day-to-day operations of our franchisees. We expect our number of franchised restaurants to increase in the future as a result of our international franchising strategy for Pollo Tropical. While we attempt to ensure that franchisee-owned restaurants maintain the same high operating standards as our company-owned restaurants, one or more of these franchisees may fail to meet these standards. Any shortcomings at our franchisee-owned restaurants could be attributed to our company as a whole and could adversely affect our reputation and damage our brands.

If the sale-leaseback market requires significantly higher yields, we may not enter into sale-leaseback transactions and as a result would not receive the related net proceeds.

From time to time, we sell our restaurant properties in sale-leaseback transactions. We historically have used, and intend to use, the net proceeds from such transactions to reduce outstanding debt and fund future capital expenditures for new restaurant development. However, the sale-leaseback market may cease to be a reliable source of additional cash flows for us in the future if capitalization rates become less attractive or other unfavorable market conditions develop. For example, should the sale-leaseback market require significantly higher yields (which may occur as interest rates rise), we may not enter into sale-leaseback transactions, which could adversely affect our ability to reduce outstanding debt and fund capital expenditures for future restaurant development.

Changes in consumer taste could negatively impact our business.

We obtain a significant portion of our revenues from the sale of hamburgers, chicken, various types of sandwiches, and Caribbean, Mexican and other ethnic foods. If consumer preferences for these types of foods change, it could have a material adverse effect on our operating results. The quick-casual and quick-service restaurant segments are characterized by the frequent introduction of new products, often accompanied by substantial promotional campaigns and are subject to changing consumer preferences, tastes, and eating and purchasing habits. Our success depends on our ability to anticipate and respond to changing consumer preferences, tastes and dining and purchasing habits, as well as other factors affecting the restaurant industry, including new market entrants and demographic changes. We may be forced to make changes to our menu items in order to respond to changes in consumer tastes or dining patterns, and we may lose customers who do not prefer the new menu items. In recent years, numerous companies in the quick-casual and quick-service restaurant segments have introduced products positioned to capitalize on the growing consumer preference for food products that are, or are perceived to be, promoting good health, nutritious, low in calories and low in fat content. If we do not or, in the case of our Burger King restaurants, if Burger King Corporation does not, continually develop and successfully introduce new menu offerings that appeal to changing consumer preferences or if we do not timely capitalize on new products, our operating results could suffer. In addition, any significant event that adversely affects consumption of our products, such as cost, changing tastes or health concerns, could adversely affect our financial performance.

If a significant disruption in service or supply by any of our suppliers or distributors were to occur, it could create disruptions in the operations of our restaurants, which could have a material adverse effect on our business.

Our financial performance is dependent on our continuing ability to offer fresh, quality food at competitive prices. If a significant disruption in service or supply by our suppliers or distributors were to occur, it could create disruptions in the operations of our restaurants, which could have a material adverse effect on us.

For our Pollo Tropical and Taco Cabana restaurants, we have negotiated directly with local and national suppliers for the purchase of food and beverage products and supplies. Pollo Tropical and Taco Cabana restaurants’ food and supplies are ordered from approved suppliers and are shipped via distributors to the restaurants. For our Pollo Tropical restaurants, Performance Food Group, Inc. is our primary distributor of food and paper products under an agreement that expires on May 15, 2012. Also for our Pollo Tropical restaurants Kelly Food Service is our primary distributor for chicken under an agreement that expires on December 31, 2012. We currently rely on two suppliers under agreements that expire on December 31, 2012 as our suppliers of chicken for our Pollo Tropical restaurants. For our Taco Cabana restaurants, SYGMA Network, Inc. is our primary distributor of food and beverage products and supplies under a distribution services agreement that expires on June 30, 2014. With respect to our distributors for our Pollo Tropical and Taco Cabana restaurants, if our suppliers or distributors were unable to service us, this could lead to a material disruption of service or supply until a new supplier or distributor is engaged, which could have a material adverse effect on our business.

For our Burger King restaurants, we are a member of a national purchasing cooperative, Restaurant Services, Inc., which serves as the purchasing agent for approved distributors to the Burger King system. We are required to purchase all of our foodstuffs, paper goods and packaging materials from BKC-approved suppliers for our Burger King restaurants. We currently utilize three distributors, Maines Paper & Food Service, Inc., Reinhart Food Service L.L.C. and MBM Food Service Inc., to supply our Burger King restaurants with the majority of their foodstuffs in various geographical areas and, as of January 1, 2012, such distributors supplied 64%, 32% and 4%, respectively of our Burger King restaurants. Although we believe that we have alternative sources of supply available to our Burger King restaurants, in the event any distributors or suppliers for our Burger King restaurants are unable to service us, this could lead to a disruption of service or supply at our Burger King restaurants until a new distributor or supplier is engaged, which could have an adverse effect on our business.

If labor costs increase, we may not be able to make a corresponding increase in our prices and our operating results may be adversely affected.

Wage rates for a substantial number of our employees are above the federal and or state minimum wage rates. As federal and/or state minimum wage rates increase, we may need to increase not only the wage rates of our minimum wage employees but also the wages paid to the employees at wage rates which are above the minimum wage, which will increase our costs. To the extent that we are not able to raise our prices to compensate for increases in wage rates, including increases in state unemployment insurance costs or other costs including mandated health insurance, this could have a material adverse effect on our operating results. In addition, even if minimum wage rates do not increase, we may still be required to raise wage rates in order to compete for an adequate supply of labor for our restaurants.

The efficiency and quality of our competitors’ advertising and promotional programs and the extent and cost of our advertising could have a material adverse effect on our results of operations and financial condition.

If our competitors increase spending on advertising and promotion, or the cost of television or radio advertising increases, or our advertising and promotions are less effective than our competitors’, there could be a material adverse effect on our results of operations and financial condition. The success of our Burger King restaurants also depends upon the effectiveness of the advertising campaigns and promotions by BKC.

Newly developed restaurants may reduce sales at our neighboring restaurants.

We intend to continue to open restaurants in our existing markets served by our Pollo Tropical and Taco Cabana restaurants. To the extent that we open a new restaurant in the vicinity of one or more of our existing restaurants, it is possible that some of the customers who previously patronized those existing restaurants may choose instead to patronize the new restaurant, which may result in decreased sales at our existing restaurants. Accordingly, to the extent we open new restaurants in our existing markets, sales at some of our existing restaurants in those markets may decline.

Our business is regional and we therefore face risks related to reliance on certain markets as well as risks for other unforeseen events.

As of January 1, 2012, excluding our franchised locations, all but six of our Pollo Tropical restaurants were located in Florida and all but six of our Taco Cabana restaurants were located in Texas. Also, as of January 1, 2012, approximately 65% of our Burger King restaurants were located in New York and Ohio. Therefore, the economic conditions, state and local government regulations, weather conditions or other conditions affecting Florida, Texas, New York and Ohio and the tourism industry affecting Florida and other unforeseen events, including war, terrorism and other international conflicts may have a material impact on the success of our restaurants in those locations.

Many of our restaurants are located in regions that may be susceptible to severe weather conditions. As a result, adverse weather conditions in any of these areas could damage these restaurants, result in fewer guest visits to these restaurants and otherwise have a material adverse impact on our business. For example, our Florida and Texas restaurants are susceptible to hurricanes and other severe tropical weather events and many of our Burger King restaurants, and in the past, our Taco Cabana restaurants, have been affected by severe winter weather.

Economic downturns may adversely impact consumer spending patterns.

The U.S. economy has undergone, and is currently continuing to undergo, a significant slowdown and volatility due to uncertainties related to availability of credit, difficulties in the banking and financial services sectors, softness in the housing market, diminished market liquidity, falling consumer confidence and high unemployment rates. Our business is dependent to a significant extent on national, regional and local economic conditions, particularly those that affect our guests that frequently patronize our restaurants. In particular, where our customers’ disposable income is reduced (such as by job losses, credit constraints and higher housing, tax, energy, interest or other costs) or where the perceived wealth of customers has decreased (because of circumstances such as lower residential real estate values, increased foreclosure rates, increased tax rates or other economic disruptions), our restaurants have in the past experienced, and may in the future experience, lower sales and customer traffic as customers choose lower-cost alternatives or choose alternatives to dining out. The resulting decrease in our customer traffic or average sales per transaction has had an adverse effect in the past, and could in the future have a material adverse effect, on our business.

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

Changes in our management could negatively impact our business and financial and operating results.

On July 21, 2011 we announced the hiring of Tim Taft as the new Chief Executive Officer and President of Fiesta Restaurant Group, effective August 15, 2011. Mr. Taft succeeded Alan Vituli as Chief Executive Officer of Fiesta Restaurant Group. Changes in our management, including but not limited to changes in connection with the spin-off, and including the recent hiring of Mr. Taft as Fiesta Restaurant Group’s new CEO and President, could increase uncertainty in our business, result in changes in our business, result in disruptions to our business or in other changes in management, which could have a material adverse effect on our business, results of operations and financial condition.

The loss of the services of our senior management could have a material adverse effect on our business, financial condition or results of operations.

Our success depends to a large extent upon the continued services of our senior management who have substantial experience in the restaurant industry. We believe that it could be difficult to replace our senior management with individuals having comparable experience. Consequently, the loss of the services of members of our senior management could have a material adverse effect on our business, financial condition or results of operations.

Government regulation could adversely affect our financial condition and results of operations.

We are subject to extensive laws and regulations relating to the development and operation of restaurants, including regulations relating to the following:

•	zoning;

•	requirements relating to labeling of caloric and other nutritional information on menu boards, advertising and food packaging;

•	the preparation and sale of food;

•	liquor licenses which allow us to serve alcoholic beverages at our Taco Cabana restaurants and at certain Pollo Tropical restaurants;

•	employer/employee relationships, including minimum wage requirements, overtime, working and safety conditions, and citizenship requirements;

•	health care;

•	federal and state laws that prohibit discrimination and laws regulating design and operation of, and access to, facilities, such as the Americans With Disabilities Act of 1990; and

•	federal and state regulations governing the operations of franchises, including rules promulgated by the Federal Trade Commission.

In the event that legislation having a negative impact on our business is adopted, it could have a material adverse impact on us. For example, substantial increases in the minimum wage or state or Federal unemployment taxes could adversely affect our financial condition and results of operations. Local zoning or building codes or regulations and liquor license approvals can cause substantial delays in our ability to build and open new restaurants. Local authorities may revoke, suspend or deny renewal of our liquor licenses if they determine that our conduct violates applicable regulations. Any failure to obtain and maintain required licenses, permits and approvals could adversely affect our operating results.

We are assessing the various provisions of the comprehensive federal health care reform law enacted in 2010, including its impact on our business as it becomes effective. There are no assurances that a combination of cost management and menu price increases can offset all of the potential increased costs associated with these regulations.

If one of our employees sells alcoholic beverages to an intoxicated or minor patron, we may be liable to third parties for the acts of the patron.

We serve alcoholic beverages at our Taco Cabana restaurants and at select Pollo Tropical restaurant locations and are subject to the “dram-shop” statutes of the jurisdictions in which we serve alcoholic beverages. “Dram-shop” statutes generally provide that serving alcohol to an intoxicated or minor patron is a violation of the law.

In most jurisdictions, if one of our employees sells alcoholic beverages to an intoxicated or minor patron we may be liable to third parties for the acts of the patron. We cannot guarantee that those patrons will not be served or that we will not be subject to liability for their acts. Our liquor liability insurance coverage may not be adequate to cover any potential liability and insurance may not continue to be available on commercially acceptable terms or at all, or we may face increased deductibles on such insurance. A significant “dram-shop” claim or claims could have a material adverse effect on us as a result of the costs of defending against such claims; paying deductibles and increased insurance premium amounts; implementing improved training and heightened control procedures for our employees; and paying any damages or settlements on such claims.

Federal, state and local environmental regulations relating to the use, storage, discharge, emission and disposal of hazardous materials could expose us to liabilities, which could adversely affect our results of operations.

We are subject to a variety of federal, state and local environmental regulations relating to the use, storage, discharge, emission and disposal of hazardous substances or other regulated materials, release of pollutants into the air, soil and water, and the remediation of contaminated sites.

Failure to comply with environmental laws could result in the imposition of fines or penalties, restrictions on operations by governmental agencies or courts of law, as well as investigatory or remedial liabilities and claims for alleged personal injury or damages to property or natural resources. Some environmental laws impose strict, and under some circumstances joint and several, liability for costs of investigation and remediation of contaminated sites on current and prior owners or operators of the sites, as well as those entities that send regulated materials to the sites. We cannot assure you that we have been or will be at all times in complete compliance with such laws, regulations and permits. Therefore, our costs of complying with current and future environmental, health and safety laws could adversely affect our results of operations.

We are subject to all of the risks associated with leasing property subject to long-term non-cancelable leases.

The leases for our restaurant locations generally have initial terms of 20 years, and typically provide for renewal options in five year increments as well as for rent escalations. Generally, our leases are “net” leases, which require us to pay all of the costs of insurance, taxes, maintenance and utilities. We generally cannot cancel these leases. Additional sites that we lease are likely to be subject to similar long-term non-cancelable leases. If an existing or future restaurant is not profitable, and we decide to close it, we may nonetheless be obligated to perform our monetary obligations under the applicable lease including, among other things, paying all amounts due for the balance of the lease term. In addition, as each of our leases expire, we may fail to negotiate renewals, either on commercially acceptable terms or at all, which could cause us to close restaurants in desirable locations.

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

An increase in food costs could adversely affect our operating results.

Our profitability and operating margins are dependent in part on our ability to anticipate and react to changes in food costs. Changes in the price or availability of certain food products could affect our ability to offer a broad menu and price offering to guests and could materially adversely affect our profitability and reputation. The type, variety, quality and price of produce, beef and poultry and cheese can be subject to change and to factors beyond our control, including weather, governmental regulation, availability and seasonality, each of which may affect our food costs or cause a disruption in our supply. For example, weather patterns in recent years have resulted in lower than normal levels of rainfall in key agricultural states such as California, impacting the price of water and the corresponding prices of food commodities grown in states facing drought conditions. Our food distributors or suppliers also may be affected by higher costs to produce and transport commodities used in our restaurants, higher minimum wage and benefit costs and other expenses that they pass through to their customers, which could result in higher costs for goods and services supplied to us. Although we are able to contract for certain of the food commodities used in our restaurants for periods of up to one year, the pricing and availability of some of the commodities used in our operations cannot be locked in for periods of longer than one week or at all. Currently, we have contracts of varying lengths with several of our distributors and suppliers, including our distributors and suppliers of poultry. We do not use financial instruments to hedge our risk to market fluctuations in the price of beef, seafood, produce and other food products at this time. We may not be able to anticipate and react to changing food costs (including anticipated increases in food costs in 2012) through our purchasing practices and menu price adjustments in the future, and failure to do so could negatively impact our revenues and results of operations.

Security breaches of confidential guest information in connection with our electronic processing of credit and debit card transactions may adversely affect our business.

A significant amount of our restaurant sales are by credit or debit cards. Other restaurants and retailers have experienced security breaches in which credit and debit card information of their customers has been stolen. We may in the future become subject to lawsuits or other proceedings for purportedly fraudulent transactions arising out of the actual or alleged theft of our guests’ credit or debit card information. Any such claim or proceeding, or any adverse publicity resulting from these allegations, may have a material adverse effect on us and our restaurants.

We are dependent on information technology and any material failure of that technology could impair our ability to efficiently operate our business.

We rely on information systems across our operations, including, for example, point-of-sale processing in our restaurants, management of our supply chain, collection of cash, and payment of obligations and various other processes and procedures. Our ability to efficiently manage our business depends significantly on the reliability and capacity of these systems. The failure of these systems to operate effectively, problems with maintenance, upgrading or transitioning to replacement systems or a breach in security of these systems could cause delays in customer service and reduce efficiency in our operations. These risks may be increased as a result of integration challenges following the financing transactions. Significant capital investments might be required to remediate any problems.

Risks Related to Our Common Stock

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

The trading price of our common stock may fluctuate substantially. The price of our common stock that will prevail in the market may be higher or lower than the price you pay, depending on many factors, some of which are beyond our control. Broad market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance. The fluctuations could cause a loss of all or part of an investment in our common stock. Factors that could cause fluctuation in the trading price of our common stock may include, but are not limited to the following:

•	price and volume fluctuations in the overall stock market from time to time;

•	significant volatility in the market price and trading volume of companies generally or restaurant companies;

•	actual or anticipated variations in the earnings or operating results of our company or our competitors;

•	actual or anticipated changes in financial estimates by us or by any securities analysts who might cover our stock or the stock of other companies in our industry;

•	market conditions or trends in our industry and the economy as a whole;

•

announcements by us or our competitors of significant acquisitions, strategic partnerships or divestitures and our ability to complete any such transaction, including without limitation, our intention to spin-off Fiesta Restaurant Group to our stockholders;

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

Our executive officers, directors and Jefferies Capital Partners IV LP, Jefferies Employee Partners IV LLC and JCP Partners IV LLC (collectively referred to as the “JCP Group”) together beneficially own at March 5, 2012 approximately 34.2% of our common stock outstanding. In particular, the JCP Group, our largest stockholder, collectively beneficially own approximately 28.3% of our outstanding common stock, based on shares outstanding as of March 5, 2012. In addition, our executive officers and directors (excluding directors affiliated with the JCP Group) together beneficially own approximately 5.9%% of our common stock outstanding, based on shares outstanding as of March 5, 2012. As a result, our executive officers, directors and the JCP Group, if they act as a group, will be able to significantly influence matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions such as mergers and acquisitions. The directors will have the authority to make decisions affecting our capital structure, including the issuance of additional debt and the declaration of dividends. The JCP Group may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately depress the market price of our common stock.

We do not expect to pay any cash dividends for the foreseeable future, and the Indenture governing the Fiesta Notes and the senior credit facility limit Carrols and its subsidiaries’ ability to pay dividends to us and consequently our ability to pay dividends to our stockholders.

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

The indenture governing the Fiesta Notes and the Carrols LLC and Fiesta Restaurant Group secured credit facilities limit, and the debt instruments that we and our subsidiaries may enter into in the future may limit the ability of the subsidiaries of Carrols to pay dividends to Carrols and, in turn, Carrols’ ability to pay dividends to us and our ability to pay dividends to our stockholders.

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

Provisions in our restated certificate of incorporation and amended and restated bylaws, as amended, or Delaware law might discourage, delay or prevent a change of control of our company or changes in our management and, therefore, depress the trading price of our common stock.

Delaware corporate law and our restated certificate of incorporation and amended and restated bylaws, as amended, contain provisions that could discourage, delay or prevent a change in control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions:

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

Risks Related to Our Indebtedness

Our indebtedness could adversely affect our financial condition.

We have a substantial amount of indebtedness. As of January 1, 2012, we had $278.6 million of outstanding indebtedness, including outstanding borrowings of $67.4 million under the Carrols LLC senior credit facility, $200.0 million of Fiesta Notes, $10.1 million of lease financing obligations and $1.1 million of capital leases. As a result, we are a highly leveraged company.

As a result of our indebtedness, a significant portion of our cash flow will be required to pay interest and principal on our outstanding indebtedness, and we may not generate sufficient cash flow from operations, or have future borrowings available under our new Carrols LLC and Fiesta Restaurant Group secured credit facilities, to enable us to repay our indebtedness, including the Fiesta Notes, or to fund other liquidity needs.

Our indebtedness could have important consequences to you. For example, it could:

•	make it more difficult for us to satisfy our obligations with respect to the Fiesta Notes and our other debt;

•	increase our vulnerability to general adverse economic and industry conditions;

•

require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness and related interest, including indebtedness we may incur in the future, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	increase our cost of borrowing;

•	place us at a competitive disadvantage compared to our competitors that may have less debt; and

•	limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions, debt service requirements or general corporate purposes.

We expect to use cash flow from operations to meet our current and future financial obligations, including funding our operations, debt service and capital expenditures. Our ability to make these payments depends on our future performance, which will be affected by financial, business, economic and other factors, many of which we cannot control. Our business may not generate sufficient cash flow from operations in the future, which could result in our being unable to repay indebtedness, or to fund other liquidity needs. If we do not have enough cash flow, we may be forced to reduce or delay our business activities and capital expenditures, sell assets, obtain additional debt or equity capital or restructure or refinance all or a portion of our debt, including our new Carrols LLC and Fiesta Restaurant Group secured senior credit facilities and the Fiesta Notes, on or before maturity. We cannot make any assurances that we will be able to accomplish any of these alternatives on terms acceptable to us, or at all. In addition, the terms of existing or future indebtedness, including the agreements for our new revolving credit facility, may limit our ability to pursue any of these alternatives.

Despite current indebtedness levels and restrictive covenants, we may still be able to incur more debt or make certain restricted payments, which could further exacerbate the risks described above.

We and our subsidiaries may be able to incur additional debt in the future, including debt that may be secured on a first lien basis or pari passu with the Fiesta Notes. Although the new Carrols LLC and Fiesta Restaurant Group secured credit facilities and the indenture governing the Fiesta Notes contain restrictions on our ability to incur indebtedness, those restrictions are subject to a number of exceptions. In addition, if we are able to designate some of our restricted subsidiaries under the indenture governing the Fiesta Notes as unrestricted subsidiaries, those unrestricted subsidiaries would be permitted to borrow beyond the limitations specified in the indenture and engage in other activities in which restricted subsidiaries may not engage. We may also consider investments in joint ventures or acquisitions, which may increase our indebtedness. Moreover, although our new Carrols LLC and Fiesta Restaurant Group secured credit facilities and the indenture governing the Fiesta Notes contain restrictions on our ability to make restricted payments, including the declaration and payment of dividends, we are able to make such restricted payments under certain circumstances. Adding new debt to current debt levels or making restricted payments could intensify the related risks that we and our subsidiaries now face.

We may not have the funds necessary to satisfy all of our obligations under the Carrols LLC and Fiesta Restaurant Group secured credit facilities, the Fiesta Notes or other indebtedness in connection with certain change of control events.

Upon the occurrence of specific kinds of change of control events, the indenture governing the Fiesta Notes requires us to make an offer to repurchase all outstanding notes at 101% of the principal amount thereof, plus accrued and unpaid interest (and additional interest, if any) to the date of repurchase. However, it is possible that we will not have sufficient funds, or the ability to raise sufficient funds, at the time of the change of control to make the required repurchase of the Fiesta Notes. In addition, restrictions under Carrols LLC and Fiesta Restaurant Group secured credit facilities may not allow us to repurchase the Fiesta Notes upon a change of control. If we could not refinance such debt or otherwise obtain a waiver from the holders of such debt, we would be prohibited from repurchasing the Fiesta Notes, which would constitute an event of default under the indenture. Certain important corporate events, such as leveraged recapitalizations that would increase the level of our indebtedness, would not constitute a “Change of Control” under the indenture.

In addition, the Carrols LLC and Fiesta Restaurant Group new secured credit facilities provide that certain change of control events constitute an event of default under the new secured credit facilities. Such an event of default entitles the lenders thereunder to, among other things, cause all outstanding debt obligations under the Carrols LLC and Fiesta Restaurant Group secured credit facilities to become due and payable and to proceed against the collateral securing such new secured credit facility. Any event of default or acceleration of the Carrols LLC and Fiesta Restaurant Group secured credit facilities will likely also cause a default under the terms of our other indebtedness.

The agreements governing our debt agreements restrict our ability to engage in some business and financial transactions.

Our debt agreements, including the indenture governing the Fiesta Notes and the agreements governing the Carrols LLC and Fiesta Restaurant Group new secured credit facilities, restrict our ability in certain circumstances to, among other things:

•	incur additional debt;

•	pay dividends and make other distributions on, redeem or repurchase, capital stock;

•	make investments or other restricted payments;

•	enter into transactions with affiliates;

•	engage in sale-leaseback transactions;

•	sell all, or substantially all, of our assets;

•	create liens on assets to secure debt; or

•	effect a consolidation or merger.

These covenants limit our operational flexibility and could prevent us from taking advantage of business opportunities as they arise, growing our business or competing effectively. In addition, our new revolving credit facility requires us to maintain specified financial ratios and satisfy other financial condition tests. At January 1, 2012 we were in compliance with covenants our secured credit facilities, however our ability to meet these financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet these tests.

A breach of any of these covenants or other provisions in our debt agreements could result in an event of default, which if not cured or waived, could result in such debt becoming immediately due and payable. This, in turn, could cause our other debt to become due and payable as a result of cross-acceleration provisions contained in the agreements governing such other debt. In the event that some or all of our debt is accelerated and becomes immediately due and payable, we may not have the funds to repay, or the ability to refinance, such debt. In addition, in the event that the notes become immediately due and payable, the holders of the notes would not be entitled to receive any payment in respect of the notes until all of our senior debt has been paid in full.

Risks Related to the Proposed Spin-off

There can be no assurance that the spin-off will be completed in April 2012 or at all and the spin-off could result in issues we do not yet anticipate.

We anticipate that the spin-off will be completed in April 2012, although there can be no assurance that the spin-off will be completed within such time period or at all. Our ability to complete the proposed spin-off is conditioned on, among other things, final approval of our Board of Directors, receipt of a favorable private letter tax ruling from the IRS, which has been received, the effectiveness of Fiesta Restaurant Group’s Registration Statement on Form 10 filed with the SEC with respect to the registration of its common stock under the Exchange Act and final listing approval of the Fiesta Restaurant Group common stock on the NASDAQ Global Market, and may be affected by unanticipated developments or changes in market conditions. Further, if we complete the proposed spin-off, we may not achieve the intended results and may result in additional operating expenses for both companies in the aggregate.

We currently share members of senior management and directors with Fiesta Restaurant Group which means those members of senior management have not devoted their full time and attention to our affairs and the overlap may give rise to conflicts.

Until the completion of the spin-off, certain of our executive officers and certain other members of our senior management will continue to serve as executive officers and members of senior management of Fiesta Restaurant Group. As a result, prior to the completion of the spin-off, certain of our executive officers and certain other members of our senior management have not devoted and will not devote their full time and attention to our affairs, which could have a material adverse effect on our business. In addition, until the completion of the spin-off, all of the members of our Board of Directors will also continue to serve as directors of Fiesta Restaurant Group. Additionally, Nicolas Daraviras, currently a member of the board of directors of Fiesta Restaurant Group, Carrols Restaurant Group and Carrols, will remain as a director of Fiesta Restaurant Group, Carrols Restaurant Group and Carrols following the spin-off. Also, Paul R. Flanders, the Chief Financial Officer of Carrols Restaurant Group, will serve as interim Chief Financial Officer of Fiesta Restaurant Group effective as of the completion of the spin-off until such time as Fiesta Restaurant Group hires a permanent Chief Financial Officer. These directors and certain members of management may have actual or apparent conflicts of interest with respect to matters involving or affecting us or Fiesta Restaurant Group. For example, there could be the potential for a conflict of interest when we or Fiesta Restaurant Group look at acquisitions and other corporate opportunities that may be suitable for both companies. Also, conflicts may arise if there are issues or disputes under the commercial arrangements that will exist between Fiesta Restaurant Group and us. Our Board of Directors and the Board of Directors of Fiesta Restaurant Group will review and address any potential conflict of interests that may arise between Fiesta Restaurant Group and us. Although no specific measures to resolve such conflicts of interest have been formulated, our Board of Directors and the Board of Directors of Fiesta Restaurant Group have a fiduciary obligation to deal fairly and in good faith. Our Board of Directors intends to exercise reasonable judgment and take such steps as they deem necessary under all of the circumstances in resolving any specific conflict of interest which may occur and will determine what, if any, specific measures, such as retention of an independent advisor, independent counsel or special committee, may be necessary or appropriate. Any such conflict could have a material adverse effect on our business.

We, Fiesta Restaurant Group and our stockholders may be subject to substantial liabilities if the spin-off is treated as a taxable transaction.

We have received, and the completion of the spin-off is subject to and conditioned upon our receipt of, a private letter ruling from the IRS to the effect that, among other things, the spin-off will qualify as a tax-free distribution for U.S. federal income tax purposes under Section 355 of the Code and as part of a tax-free reorganization under Section 368(a)(1)(D) of the Code, and the transfer to Fiesta Restaurant Group of assets and the assumption by Fiesta Restaurant Group of liabilities in connection with the spin-off will not result in the recognition of any gain or loss for U.S. federal income tax purposes to us or Carrols, except to the extent the amount of financing proceeds distributed from Fiesta Restaurant Group to Carrols exceeds the adjusted tax basis of the assets contributed by Carrols to Fiesta Restaurant Group. It is also expected that our tax advisor will provide us with a tax opinion covering certain matters not covered in the private letter ruling. Said tax opinion is not binding on the IRS or the courts.

Although a private letter ruling is generally binding on the IRS, the continuing validity of the ruling will be subject to the accuracy of factual representations and assumptions made in connection with obtaining such private letter ruling, including with respect to post-spin-off operations and conduct of the parties. Also, as part of the IRS’s general policy with respect to rulings on spin-off transactions under Section 355 of the Code, the private letter ruling obtained by us is based upon representations by us that certain conditions which are necessary to obtain tax-free treatment under the Code have been satisfied, rather than a determination by the IRS that these conditions have been satisfied. Failure to satisfy such necessary conditions, or any inaccuracy in any representations made by us in connection with the ruling, could invalidate the ruling.

If the spin-off does not qualify for tax-free treatment for U.S. federal income tax purposes, then, in general, Carrols would be subject to tax as if it has sold the common stock of Fiesta Restaurant Group in a taxable sale for its fair market value, and our stockholders would be subject to tax as if they had received a taxable distribution in an amount equal to the fair market value of Fiesta Restaurant Group common stock distributed to them. It is expected that the amount of any such taxes to our stockholders and to Carrols would be substantial. Under applicable law and regulations, we and Fiesta Restaurant Group would be jointly and severally liable for taxes incurred by them in connection with the distribution.

It is anticipated that a tax matters agreement to be entered into by Fiesta Restaurant Group with us and Carrols in connection with the spin-off will (1) govern the allocation of the tax assets and liabilities between Fiesta Restaurant Group, us and Carrols, (2) provide for certain restrictions and indemnities in connection with the tax treatment of the spin-off and (3) address certain other tax related matters including, without limitation, those relating to (a) the obligations of us and Carrols and Fiesta Restaurant Group with respect to the preparation of filing of tax returns for all periods, and (b) the control of any income tax audits and any indemnities with respect thereto. It is further anticipated that in the tax matters agreement, we will agree to indemnify Fiesta Restaurant Group for losses and taxes imposed on Fiesta Restaurant Group and its affiliates resulting from our breach of our representations or covenants or our undertaking not to take certain post-spin-off actions, including with respect to our stock or assets, that would be inconsistent with or cause to be untrue any material information, covenant, or representation made in connection with the private letter ruling obtained by us from the IRS.

We will agree to certain restrictions in order to comply with U.S. federal income tax requirements for a tax-free spin-off and may not be able to engage in acquisitions with related parties and other strategic transactions that may otherwise be in our best interests.

Current U.S. federal tax law that applies to spin-offs generally creates a presumption that the spin-off would be taxable to us but not to our stockholders if we engage in, or enter into an agreement to engage in, a plan or series of related transactions that would result in the acquisition of a 50% or greater interest (by vote or by value) in our stock ownership during the four-year period beginning on the date that begins two years before the spin-off, unless it is established that the transaction is not pursuant to a plan related to the spin-off. United States

Treasury Regulations generally provide that whether an acquisition of our stock and a spin-off are part of a plan is determined based on all of the facts and circumstances, including specific factors listed in the regulations. In addition, the regulations provide certain “safe harbors” for acquisitions of our stock that are not considered to be part of a plan related to the spin-off.

There are other restrictions imposed on us under current U.S. federal tax law for spin-offs and with which we will need to comply in order to preserve the favorable tax treatment of the distribution, such as limitations on sales or redemptions of our common stock for cash or other property following the distribution.

In the tax matters agreement with Fiesta Restaurant Group which we will enter into in connection with the spin-off, we will agree that, among other things, we will not take any actions that would result in any tax being imposed on us as a result of the spin-off. Further, for the two-year period following the spin-off, we will agree not to: (1) enter into, approve, agree to enter into, or substantially negotiate any transaction or series of transactions (in whatever form) resulting in a greater than 45% change in ownership of the vote or value of our equity or the equity of the surviving or successor entity, (2) merge, consolidate, liquidate, or partially liquidate ourselves or any of the entities conducting the business relied upon in the IRS ruling as the “active business” of Carrols Restaurant Group, (3) permit the termination, sale, or transfer of, or a material change in, the business relied upon in the IRS ruling as the “active business” of Carrols Restaurant Group or the sale, issuance, or other disposition of the equity of the entities conducting such business, (4) sell or otherwise dispose of assets in a way that would adversely affect tax-free status, (5) repurchase any of our stock except in circumstances permitted by IRS guidelines, or (6) take any actions inconsistent with the representations or covenants in the IRS ruling request, inconsistent with the ruling or tax opinion, or that would be reasonably likely to otherwise jeopardize tax-free status.

We will, however, be permitted to take certain actions otherwise prohibited by the tax matters agreement if we provide Fiesta Restaurant Group with an opinion of tax counsel or private letter ruling from the IRS, reasonably acceptable to Fiesta Restaurant Group, to the effect that these actions will not affect the tax-free nature of the spin-off. These restrictions could substantially limit our strategic and operational flexibility, including our ability to finance our operations by issuing equity securities, make acquisitions using equity securities, repurchase our equity securities, raise money by selling assets, or enter into business combination transactions.

Completing the spin-off might present significant challenges.

There is a significant degree of difficulty and management distraction inherent in the process of completing the spin-off of Fiesta Restaurant Group. These difficulties include:

•	the challenge of effecting the separation while carrying on the ongoing operations of each business;

•	the potential difficulty in retaining key officers and personnel of each company; and

•	separating corporate infrastructure, including but not limited to systems, insurance, accounting, legal, finance, tax and human resources, for each of the two companies.

The spin-off might not be completed as successfully and cost-effectively as we anticipate. This could have an adverse effect on our business, financial condition and results of operations.

As noted above, our ability to remain in compliance with agreements and covenants in our debt instruments depends upon our results of operations and may be affected by events beyond our control, including economic, financial and industry conditions. Accordingly, there can be no assurance that we will remain in compliance with those agreements and covenants.

The terms of the spin-off of Fiesta Restaurant Group may reduce the likelihood of any potential change of control or unsolicited acquisition proposal that you might consider favorable.

The terms of the spin-off of Fiesta Restaurant Group could delay or prevent a change of control that you may favor. An acquisition or issuance of our common stock could trigger the application of Section 355(e) of the Code. Under the tax matters agreement that we will enter into with Fiesta Restaurant Group in connection with the spin-off, we would be required to indemnify Fiesta Restaurant Group for the resulting tax in connection with such an acquisition or issuance and this indemnity obligation might discourage, delay or prevent a change of control that you may consider favorable.

Our smaller size may affect the trading market for our shares and we cannot predict the prices at which our common stock may trade.

We will be a substantially smaller company than we were prior to the spin-off and we cannot predict the prices at which our common stock may trade after the spin-off. Our trading volume, once it has stabilized following the spin-off, may be lower than our historical trading volume. Also, it is possible that there will be less market and institutional interest in our shares, and that we will not attract substantial coverage in the analyst community. As a result, the trading market for our shares may be less liquid, making it more difficult for investors to dispose of their shares at favorable prices. Additionally, there can be no assurance that the combined trading prices of our common stock and Fiesta Restaurant Group common stock after the spin-off will be greater than the trading price for our common stock prior to the spin-off, and the combined trading prices may be lower.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

As of January 1, 2012, we owned or leased the following restaurant properties:

	Owned	Leased(1)	Total(2)
Restaurants:
Pollo Tropical	3	88	91
Taco Cabana	7	151	158
Burger King	8	290	298

Total operating restaurants	18	529	547

(1)	Includes 14 restaurants located in mall shopping centers, four in-line or storefront locations and six co-branded locations.
(2)	Excludes restaurants operated by our Pollo Tropical and Taco Cabana franchisees. In addition, as of January 1, 2012, we had two restaurants under development, ten properties leased to third parties and eleven properties available for sale or lease.

As of January 1, 2012, we leased 97% of our Pollo Tropical restaurants, 96% of our Taco Cabana restaurants and 97% of our Burger King restaurants. We typically enter into leases (including renewal options) ranging from 20 to 40 years. The average remaining term for all leases, including options, was approximately 24 years at January 1, 2012. Generally, we have been able to renew leases, upon or prior to their expiration, at the prevailing market rates, although there can be no assurance that this will continue to occur.

Most of our Burger King restaurant leases are coterminous with the related franchise agreements. We believe that we generally will be able to renew, at commercially reasonable rates, the leases whose terms expire prior to the expiration of that location’s Burger King franchise agreement, although there can be no assurance that this will occur.

Most leases require us to pay utility and water charges and real estate taxes. Certain leases also require contingent rentals based upon a percentage of gross sales of the particular restaurant that exceed specified minimums. In some of our mall locations, we are also required to pay certain other charges such as a pro rata share of the mall’s common area maintenance costs, insurance and security costs.

In addition to the restaurant locations set forth under Item 1. “Business—Restaurant Locations”, we own a building with approximately 25,300 square feet at 968 James Street, Syracuse, New York, which houses our executive offices and most of our administrative operations for our Burger King restaurants. We lease five small regional offices that support the management of our Burger King restaurants. We also lease approximately 13,500 square feet at 7300 North Kendall Drive, 8th Floor, Miami, Florida, which houses most of our administrative operations for our Pollo Tropical restaurants. In addition, we lease approximately 17,700 square feet of office space at 8918 Tesoro Drive, Suite 200, San Antonio, Texas, which houses most of our administrative operations for our Taco Cabana restaurants.

ITEM 3.	LEGAL PROCEEDINGS

On November 16, 1998, the Equal Employment Opportunity Commission (“EEOC”) filed suit in the United States District Court for the Northern District of New York (the “Court”), under Title VII of the Civil Rights Act of 1964, as amended, against Carrols. The complaint alleged that Carrols engaged in a pattern or practice of unlawful discrimination, harassment and retaliation against former and current female employees. The EEOC ultimately attempted to present evidence of 511 individuals that it believed constituted the “class” of claimants for which it was seeking monetary and injunctive relief from Carrols. On April 20, 2005, the Court issued a decision and order granting Carrols’ Motion for Summary Judgment that Carrols filed in January 2004, dismissing the EEOC’s pattern or practice claim. Carrols then moved for summary judgment against the claims of the 511 individual claimants. On March 2, 2011, the Court issued a decision and order granting summary judgment against the claims of all but 131 of the 511 individual claimants and dismissed 380 of the individual claimants from the case. Both the EEOC and Carrols subsequently filed motions for reconsideration in part of the Court’s March 2, 2011 decision and order, which motions were denied by the Court in a decision and order issued February 10, 2012. Pursuant to the Court’s order the parties submitted on March 1, 2012 letter briefs outlining their respective proposals on how the Court should proceed with the trials of the remaining claimants.

Subject to possible appeal by the EEOC, the EEOC’s pattern or practice claim is dismissed however; the Court has yet to determine how the claims of the individual claimants will proceed. Although we believe that the EEOC’s continued class litigation argument is without merit, it is not possible to predict the outcome of that matter on an appeal, if one is taken. We do not believe that any of the remaining claims, individually or in the aggregate, would have a material adverse impact on our business, results of operations or financial condition.

We are a party to various other litigation matters incidental to the conduct of our business. We do not believe that the outcome of any of these other matters will have a material adverse effect on our business, results of operations or financial condition.

ITEM 4.	MINING SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the NASDAQ Global Market under the symbol “TAST”. The common stock has been quoted on the NASDAQ Global Market since December 15, 2006. On March 5, 2012, there were 23,159,538 shares of our common stock outstanding held by 821 holders of record. This excludes persons whose shares are held by a brokerage house or clearing agency. The closing price of our common stock on March 5, 2012 was $12.04.

The following table sets for the range of high and low closing prices of our common stock for the periods indicated, as reported by the NASDAQ Global Market:

	Common Stock Price
	High	Low
Year Ended January 1, 2012
First Quarter	$9.54	$6.95
Second Quarter	10.64	8.81
Third Quarter	10.89	7.97
Fourth Quarter	11.79	8.47

Year Ended January 2, 2011
First Quarter	$7.32	$6.10
Second Quarter	7.99	4.46
Third Quarter	5.42	4.00
Fourth Quarter	7.83	5.23

Dividends

We did not pay any cash dividends during the fiscal years 2011 or 2010. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain all available funds to fund the development and growth of our business. In addition, we are a holding company and conduct all of our operations through our direct and indirect subsidiaries. As a result, for us to pay dividends, we need to rely on dividends or distributions to us from Carrols and indirectly from subsidiaries of Carrols. The Indenture governing the Fiesta Notes and the new Carrols LLC and Fiesta Restaurant Groupsenior credit facilities each limit, and debt instruments that we and our subsidiaries may enter into in the future may limit the ability of the subsidiaries of Carrols to pay dividends to Carrols and, in turn, of Carrols’ ability to pay dividends to us and our ability to pay dividends to our stockholders.

Stock Performance Graph

The following graph compares, from December 31, 2006, the cumulative total stockholder return on our common stock with the cumulative total returns of The NASDAQ Composite Index and a peer group, The S&P Small Cap 600 Restaurants Index. We have elected to use the S&P Small Cap 600 Restaurants Index in compiling our stock performance graph because we believes the S&P Small Cap 600 Restaurants Index represents a comparison to competitors with similar market capitalization as us.

The following graph is based upon the closing price of our common stock from December 31, 2006 through December 31, 2011.

	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
Carrols Restaurant Group, Inc .	$100.00	$67.56	$19.04	$49.86	$52.33	$81.59
NASDAQ Composite	$100.00	$110.38	$65.58	$95.27	$112.22	$110.58
S&P SmallCap 600 Restaurants	$100.00	$73.01	$48.55	$68.69	$92.23	$90.88

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth our selected consolidated financial data derived from our audited consolidated financial statements for each of the years ended December 31, 2007, 2008, 2009, 2010 and 2011. The information in the following table should be read together with our consolidated financial statements and accompanying notes as of December 31, 2010 and 2011 and for the years ended December 31, 2009, 2010 and 2011, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included under Item 7 of this Annual Report. These historical results are not necessarily indicative of the results to be expected in the future. Our fiscal years ended December 31, 2007, 2008, 2010 and 2011 each contained 52 weeks. Our fiscal year ended December 31, 2009 contained 53 weeks.

	Year Ended December 31,
	2007	2008	2009	2010	2011
	(Dollar amounts in thousands, except share and per share data)
Statements of operations data:
Revenues:
Restaurant sales	$788,065	$814,893	$814,534	$794,611	$820,767
Franchise royalty revenues and fees	1,344	1,434	1,606	1,533	1,719

Total revenues	789,409	816,327	816,140	796,144	822,486

Costs and expenses:
Cost of sales	225,945	244,816	237,446	240,635	256,571
Restaurant wages and related expenses (1)	231,735	236,215	239,553	235,075	238,254
Restaurant rent expense	44,122	46,686	49,709	48,578	48,727
Other restaurant operating expenses	115,792	123,278	117,761	114,643	115,266
Advertising expense	30,941	31,329	31,172	30,362	30,688
General and administrative (1)	52,633	52,663	51,851	51,021	57,088
Depreciation and amortization	31,777	32,436	32,520	32,459	33,522
Impairment and other lease charges	2,169	5,521	2,771	7,323	4,037
Other income (2)	(1,150)	(580)	(720)	(444)	(574)

Total operating expenses	733,964	772,364	762,063	759,652	783,579

Income from operations	55,445	43,963	54,077	36,492	38,907
Interest expense	31,439	28,033	19,638	18,805	21,031
Loss (gain) on extinguishment of debt	1,485	(4,368)	—	—	2,470

Income before income taxes	22,521	20,298	34,439	17,687	15,406
Provision for income taxes	7,468	7,546	12,604	5,771	4,188

Net income	$15,053	$12,752	$21,835	$11,916	$11,218

Per share data:
Basic net income per share	$0.70	$0.59	$1.01	$0.55	$0.52
Diluted net income per share	$0.70	$0.59	$1.00	$0.55	$0.51

Weighted average shares outstanding:
Basic net income per share	21,551,850	21,573,500	21,594,366	21,620,550	21,677,837
Diluted net income per share	21,559,239	21,575,773	21,768,683	21,835,417	22,207,181

	Year Ended December 31,
	2007	2008	2009	2010	2011
	(Dollar amounts in thousands)
Other financial data:
Net cash provided from operating activities	$54,955	$44,646	$60,688	$46,748	$54,500
Total capital expenditures	55,818	62,408	36,944	37,047	50,636
Net cash used for investing activities	45,295	47,647	30,369	28,340	41,043
Net cash provided from (used for) financing activities	(6,203)	(996)	(29,316)	(19,666)	8,060

Operating Data:
Total company-owned restaurants (at end of period)	553	560	559	551	547

Pollo Tropical:
Company-owned restaurants (at end of period)	84.0	91.0	91.0	91.0	91.0
Average number of company-owned restaurants	79.6	87.5	90.8	90.5	91.0
Revenues:
Restaurant sales	$167,458	$173,979	$176,525	$186,045	$208,115
Franchise royalty revenues and fees	1,097	1,145	1,315	1,248	1,410

Total revenues	168,555	175,124	177,840	187,293	209,525
Average annual sales per company-owned restaurant (3)	2,104	1,988	1,911	2,056	2,287
Adjusted Segment EBITDA (4)(7)	28,524	23,222	26,228	30,300	36,783
Adjusted Segment EBITDA margin (5)	16.9%	13.3%	14.7%	16.2%	17.6%
Change in comparable company-owned restaurant sales (6)	1.4%	(1.0%)	(1.3%)	7.4%	9.9%

Taco Cabana:
Company-owned restaurants (at end of period)	147	154	156	155	158
Average number of company-owned restaurants	144.2	149.9	154.6	155.6	156.9
Revenues:
Restaurant sales	$238,860	$249,365	$253,989	$251,493	$265,134
Franchise royalty revenues and fees	247	289	291	285	309

Total revenues	239,107	249,654	254,280	251,778	265,443
Average annual sales per company-owned restaurant (3)	1,656	1,664	1,607	1,616	1,690
Adjusted Segment EBITDA (4)(8)	30,407	28,934	31,006	27,425	27,484
Adjusted Segment EBITDA margin (5)	12.7%	11.6%	12.2%	10.9%	10.4%
Change in comparable company-owned restaurant sales (6)	0.2%	0.0%	(3.7%)	0.3%	3.7%

Burger King:
Restaurants (at end of period)	322	315	312	305	298
Average number of restaurants	325.0	319.3	313.2	307.3	301.2
Restaurant sales	$381,747	$391,549	$384,020	$357,073	$347,518
Average annual sales per restaurant (3)	1,175	1,226	1,206	1,162	1,154
Adjusted Segment EBITDA (4)(9)	30,848	31,123	32,825	19,756	14,404
Adjusted Segment EBITDA margin (5)	8.1%	7.9%	8.5%	5.5%	4.1%
Change in comparable restaurant sales (6)	4.6%	3.5%	(2.6%)	(4.3%)	(1.4%)

Balance sheet data (at end of period):
Total assets	$465,558	$450,198	$439,977	$426,302	$458,392
Working capital	(33,112)	(41,570)	(40,170)	(39,646)	(11,620)
Debt:
Senior and senior subordinated debt	$300,000	$300,000	$271,900	$252,250	$267,375
Capital leases	1,283	1,295	1,193	1,202	1,144
Lease financing obligations	52,689	14,859	9,999	10,061	10,064

Total debt	$353,972	$316,154	$283,092	$263,513	$278,583

Stockholders’ equity (deficit)	$(6,835)	$8,459	$31,404	$44,907	$59,157

(1)	Restaurant wages and related expenses include stock-based compensation expense of $228 for 2007, $233 for 2008, $215 for 2009, $50 for 2010 and $34 for 2011. General and administrative expenses include stock-based compensation expense for the year ended December 31, 2007, 2008, 2009, 2010 and 2011 of $1,310, $1,706, $1,196, $1,601 and $2,745, respectively.
(2)

In 2011, we recorded net other income of $0.6 million which included a gain of $0.3 million related to the sale of a non-operating Burger King property, a gain of $0.3 million related to property insurance recoveries from fires at two Burger King restaurants, a gain of $0.1 million related to a business interruption insurance recovery from storm damage at a Burger King restaurant, and a loss of $0.1 million from the sale of a Taco Cabana restaurant property in a sale-leaseback transaction. Other income in 2010 was related to a property insurance recovery from a fire at a Burger King restaurant. Other income in 2009 included a gain of $0.6 million related to an insurance recovery for damages to Taco Cabana restaurants damaged during

Hurricane Ike, a gain of $0.2 million related to the sale of a non-operating property and a loss of $0.1 million associated with a sale-leaseback of a restaurant property. Other income in 2008 includes gains of $0.1 million related to the sale of a Taco Cabana restaurant property and $0.5 million related to insurance recovery for damages to a Taco Cabana restaurant property in Galveston, Texas during Hurricane Ike. Other income in 2007 in includes gains of $1.2 million related to the sale of one Taco Cabana property and two non-operating Burger King properties. See Note 9 to the consolidated financial statements.

(3)	Average annual sales per restaurant are derived by dividing restaurant sales for such year for the applicable segment by the average number of company-owned and operated restaurants for the applicable segment for such year. For comparative purposes, the calculation of average annual sales per restaurant is based on a 52-week year. For purposes of calculating average annual sales per restaurant for 2009, a 53-week fiscal year, we have excluded restaurant sales for the extra week of 2009.
(4)	Adjusted Segment EBITDA is defined as earnings attributable to the applicable segment before interest, income taxes, depreciation and amortization, impairment and other lease charges, stock based compensation expense, other income and expense and gains and losses on extinguishment of debt. The calculation of Adjusted Segment EBITDA for our Burger King restaurants includes general and administrative expenses related directly to our Burger King segment, as well as the expenses associated with administrative support for all three of our segments including executive management, information systems and certain accounting, legal and other administrative functions. See Note 12 to our Consolidated Financial Statements.
(5)	Adjusted Segment EBITDA margin is defined as Adjusted Segment EBITDA as a percentage of the total revenues of the applicable segment.
(6)	Restaurants are included in comparable restaurant sales after they have been open for 12 months for our Burger King restaurants and 18 months for our Pollo Tropical and Taco Cabana restaurants. For comparative purposes, the calculation of the changes in comparable restaurant sales is based on a 52-week year. For purposes of calculating the changes in comparable restaurant sales for 2009, a 53-week fiscal year, we have excluded restaurant sales for the extra week of 2009.
(7)	Includes general and administrative expenses related directly to our Pollo Tropical segment of approximately $9.9 million, $11.3 million, $10.3 million, $12.0 million and $12.4 million for the years ended December 31, 2007, 2008, 2009, 2010 and 2011, respectively.
(8)	Includes general and administrative expenses related directly to our Taco Cabana segment of approximately $11.1 million, $11.6 million, $11.4 million, $10.7 million and $11.9 for the years ended December 31, 2007, 2008, 2009, 2010 and 2011, respectively.
(9)	Includes general and administrative expenses related directly to our Burger King segment as well as expenses associated with administrative support to all three of our segments including executive management, information systems and certain accounting, legal and other administrative functions. See Note 12 of the consolidated financial statements. All of such expenses totaled approximately $30.3 million, $28.1 million, $28.9 million, $26.6 million, and $29.6 million for the years ended December 31, 2007, 2008, 2009, 2010 and 2011, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We use a 52-53 week fiscal year ending on the Sunday closest to December 31. All references herein to the fiscal years ended January 1, 2012, January 2, 2011 and January 3, 2010 will be referred to as the years ended December 31, 2011, 2010 and 2009, respectively. The years ended December 31, 2011 and 2010 each consisted of 52 weeks. The year ended December 31, 2009 consisted of 53 weeks.

Introduction

We are a holding company and conduct all of our operations through our direct and indirect subsidiaries and have no assets other than the shares of capital stock of Carrols, our direct wholly-owned subsidiary. The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) is written to help the reader understand our company. The MD&A is provided as a supplement to, and should be read in conjunction with our Consolidated Financial Statements and the accompanying financial statement footnotes appearing elsewhere in this Annual Report. The overview provides our perspective on the individual sections of MD&A, which include the following:

Company Overview—a general description of our business and our key financial measures.

Recent and Future Events Affecting Our Results of Operations—a description of recent events that affect, and future events that may affect, our results of operations.

Executive Summary—an executive review of our financial results for the year ended December 31, 2011.

Results of Operations—an analysis of our results of operations for the years ended December 31, 2011, 2010 and 2009 including a review of the material items and known trends and uncertainties.

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

Company Overview

We are one of the largest restaurant companies in the United States based on revenues, operating three restaurant brands in the quick-casual and quick-service restaurant segments with 547 restaurants located in 17 states as of January 1, 2012. We have been operating restaurants for more than 50 years. Through our indirect wholly-owned subsidiary, Fiesta Restaurant Group, we own and operate two restaurant brands, Pollo Tropical and Taco Cabana, which we acquired in 1998 and 2000, respectively. We are also the largest Burger King franchisee, based on the number of restaurants, and have operated Burger King restaurants since 1976. As of January 1, 2012, our company-owned restaurants included 91 Pollo Tropical restaurants and 158 Taco Cabana restaurants, and we owned and operated 298 Burger King restaurants under franchise agreements.

We are franchising our Pollo Tropical restaurants and as of January 1, 2012 we had 31 franchised restaurants located in Puerto Rico, Ecuador, Honduras, Trinidad, the Bahamas, Venezuela and on college campuses in Florida. We also have agreements for the future development of franchised Pollo Tropical restaurants in Panama, Tobago, Aruba, Curacao, Bonaire and Costa Rica. Although we are not actively franchising our Taco Cabana restaurants, we had five Taco Cabana franchised restaurants at January 1, 2012 located in the United States.

The following is an overview of the key financial measures discussed in our results of operations:

•

Restaurant sales consist of food and beverage sales, net of discounts, at our company-owned and operated restaurants. Restaurant sales are influenced by changes in comparable restaurant sales, menu price increases, new restaurant openings and closures of restaurants. Restaurants are included in comparable restaurant sales after they have been open for 12 months for our Burger King restaurants and 18 months for our Pollo Tropical and Taco Cabana restaurants. For comparative purposes, the calculation of the changes in comparable restaurant sales is based on a 52-week year. For purposes of calculating the changes in comparable restaurant sales for 2009, a 53-week year, we have excluded restaurant sales for the extra week of 2009.

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

•

General and administrative expenses are comprised primarily of (1) salaries and expenses associated with corporate and administrative functions that support the development and operations of our restaurants, (2) legal, auditing and other professional fees, including costs in connection with the spin-off of Fiesta Restaurant Group, and (3) stock-based compensation expense.

•

Adjusted Segment EBITDA, which is the measure of segment profit or loss used by our chief operating decision maker for purposes of allocating resources to our segments and assessing their performance, is defined as earnings attributable to the applicable segment before interest, income taxes, depreciation and amortization, impairment and other lease charges, stock-based compensation expense, other income and expense and gains and losses on the extinguishment of debt. Adjusted Segment EBITDA may not be necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculation. Adjusted Segment EBITDA for our Burger King restaurants includes general and administrative expenses related directly to the Burger King segment as well as the expenses associated with administrative support to all three of our segments for executive management, information systems and certain accounting, legal and other administrative functions.

•

Depreciation and amortization primarily includes the depreciation of fixed assets, including equipment, owned buildings and leasehold improvements utilized in our restaurants, depreciation of assets under lease financing obligations and the amortization of Burger King franchise rights and franchise fees.

•

Impairment and other lease charges are determined through our assessment of the recoverability of property and equipment and intangible assets by determining whether the carrying value of these assets can be recovered over their respective remaining lives through undiscounted future operating cash flows. A potential impairment charge is evaluated whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable. Lease charges are recorded for our obligations under the related leases for closed locations net of estimated sublease recoveries.

•

Interest expense consists primarily of borrowings under our senior secured credit facilities, interest expense associated with Carrols’ 9% Senior Subordinated Notes due 2013 (the “Carrols Notes”) which were repurchased in a tender offer or redeemed in the third quarter of 2011, the amortization of deferred financing costs, imputed interest expense on leases entered into in connection with sale-leaseback transactions which are accounted for as lease financing obligations and any gains and losses from the settlement of lease financing obligations. Subsequent to August 5, 2011, interest expense also includes interest associated with the issuance of $200 million of Fiesta Restaurant Group’s 8.875% Senior Secured Second Lien Notes due 2016 (the “Fiesta Notes”).

Recent and Future Events Affecting our Results of Operations

Spin-off of Fiesta Restaurant Group, Inc.

On February 24, 2011 we announced our intention to split our business into two separate, publicly-traded companies through the tax-free spin-off of the common stock of Fiesta Restaurant Group to our stockholders in the form of a pro rata dividend. Upon the consummation of the spin-off, Fiesta Restaurant Group would continue to own and operate our Pollo Tropical and Taco Cabana businesses and we would continue to own and operate our franchised Burger King restaurants through our subsidiaries Carrols and Carrols LLC.

We believe that the proposed spin-off will enable each company to better focus on its respective opportunities as well as to pursue its own distinct operating plan and growth strategy including potential acquisition opportunities in the Burger King system. The completion of the spin-off remains conditioned on, among other things, final approval of our Board of Directors, receipt of a favorable private letter tax ruling from the IRS, which has been received, the effectiveness of Fiesta Restaurant Group’s Registration Statement on Form 10 filed with the SEC with respect to the registration of its common stock under the Exchange Act and final listing approval of the Fiesta Restaurant Group common stock on the NASDAQ Global Market. Although we expect to complete the spin-off in April 2012, there can be no assurance that we will complete the spin-off by then or at all.

Refinancing of Outstanding Indebtedness

On August 5, 2011, we completed a refinancing of our existing indebtedness. Carrols LLC and Fiesta Restaurant Group each entered into new and independent financing arrangements. The proceeds from these financings were used to repay all indebtedness outstanding under Carrols senior credit facility and the Carrols Notes, as well as to pay all related fees and expenses. Excess cash from the financings was approximately $9.5 million and was available to us for general corporate purposes, including the disbursement of funds prior to the spin-off to Fiesta Restaurant Group and Carrols LLC.

Fiesta Restaurant Group sold $200 million of Fiesta Notes and entered into a $25 million senior secured revolving credit facility which was undrawn at closing. Carrols LLC entered into an $85 million senior secured credit facility including term loan borrowings of $65 million and a $20 million revolving credit facility which was undrawn at closing. Proceeds from these borrowings were used to repay approximately $80.2 million outstanding under Carrols’ senior credit facility, to repurchase or redeem $165.0 million of the Carrols Notes, and to pay accrued interest and related fees and expenses. Total interest expense in 2011 increased by $2.3 million as a result of these transactions.

Future Restaurant Closures

We evaluate the performance of our Burger King restaurants on an ongoing basis including an assessment of the current and future operating results of the restaurant, and in relation to Burger King franchise agreement renewals, the cost of required capital improvements. We may elect to close restaurants based on such evaluation. In 2011, we closed eight Burger King restaurants, not including restaurants relocated within the same market area. We currently anticipate that we will close an additional three Burger King restaurants in 2012, excluding any Burger King restaurants which we may close and relocate.

We also closed two underperforming Pollo Tropical restaurants and one underperforming Taco Cabana restaurant in 2011. We currently anticipate the closing of two to four Pollo Tropical and Taco Cabana restaurants in 2012.

We do not believe that the future impact on our consolidated results of operations from such restaurant closures will be material, although there can be no assurance in this regard. Our determination of whether to close restaurants in the future is subject to further evaluation and may change.

Executive Summary—Operating Performance for the Year Ended December 31, 2011

Total revenues for the year ended December 31, 2011 were $822.5 million as compared to $796.1 million in the prior year. Revenues from Fiesta Restaurant Group increased 8.2% to $475.0 million from $439.1 million in 2010 while revenues from our Burger King restaurants decreased 2.7% to $347.5 million from $357.1 million in 2010. Comparable restaurant sales increased 9.9% at our Pollo Tropical restaurants, increased 3.7% at our Taco Cabana restaurants and decreased 1.4% at our Burger King restaurants. The comparable restaurant sales increase at our Pollo Tropical restaurants was due to higher customer traffic and, to a lesser extent, an increase in average check. The comparable restaurant sales increase at our Taco Cabana restaurants was driven by an increase in average check while the decrease at our Burger King restaurants was due to lower customer traffic, partially offset by an increase in average check.

Restaurant operating margins were negatively impacted in 2011 by higher food costs at each of our three restaurant brands as cost of sales, as a percentage of total restaurant sales, increased 1.0% to 31.3% compared to

2010. Commodity cost increases were patially offset by favorable sales mix changes at our Burger King restaurants as well as menu price increases taken later in 2010 and in 2011. As a percentage of total restaurant sales, restaurant wages and related expenses decreased to 29.0% in 2011 from 29.6% in 2010 due to the effect of higher sales volumes on fixed labor costs at our Pollo Tropical and Taco Cabana restaurants and from productive labor efficiencies at our Burger King restaurants. Operating margins were favorably impacted by lower utility costs which, as a percentage of total restaurant sales, decreased to 3.5% in 2011 from 3.7% in 2010.

General and administrative expenses increased to $57.1 million from $51.0 million in 2010 due primarily to higher administrative bonus accruals, higher stock-based compensation expense and higher legal and professional fees including costs and related expenses incurred in connection with the planned spin-off of Fiesta Restaurant Group.

Interest expense increased $2.2 million in 2011 to $21.0 million due primarily to higher debt levels from our refinancing our indebtedness in the third quarter of 2011. We also recorded a loss of $2.5 million on extinguishment of debt in connection with the refinancing.

Our effective income tax rate decreased to 27.2% in 2011 from 32.6% in 2010 due primarily to an increase in employment related tax credits in 2011.

As a result of the above, net income in 2011 decreased to $11.2 million, or $0.51 per diluted share, compared to $11.9 million, or $0.55 per diluted share in 2010. Both years included certain charges which in the aggregate reduced earnings by $0.25 per diluted share in 2011 and $0.21 per diluted share in 2010. In 2011, such charges included a $2.5 million charge related to the early extinguishment of debt, $4.0 million in impairment and other lease charges, $1.7 million in spin-off costs and related expenses, offset by $0.6 million in insurance gains and net gains from sales of restaurant properties. In 2010, there were impairment and other lease charges of $7.3 million and an insurance gain of $0.4 million.

Results of Operations

The following table sets forth, for the years ended December 31, 2011, 2010 and 2009, selected operating results as a percentage of consolidated restaurant sales:

	Year Ended December 31,
	2011	2010	2009
Restaurant sales:
Pollo Tropical	25.4%	23.4%	21.7%
Taco Cabana	32.3%	31.7%	31.2%
Burger King	42.3%	44.9%	47.1%

Total restaurant sales	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	31.3%	30.3%	29.2%
Restaurant wages and related expenses	29.0%	29.6%	29.4%
Restaurant rent expense	5.9%	6.1%	6.1%
Other restaurant operating expenses	14.0%	14.4%	14.5%
Advertising expense	3.7%	3.8%	3.8%
General and administrative expenses	7.0%	6.4%	6.4%

Fiscal 2011 Compared to Fiscal 2010

In 2011, we opened two new Pollo Tropical restaurants, four new Taco Cabana restaurants and two new Burger King restaurants. One of the new Burger King restaurants was a relocation of an existing restaurant within its market area. During the same period we closed eight Burger King restaurants, excluding the restaurant relocated, two Pollo Tropical restaurants and one Taco Cabana restaurant.

Restaurant Sales. Total restaurant sales in 2011 increased 3.3% to $820.8 million from $794.6 million. Restaurant sales for Fiesta Restaurant Group were $473.2 million and increased 8.2% from 2010.

Pollo Tropical restaurant sales increased 11.9% to $208.1 million due primarily to an increase in comparable restaurant sales of 9.9% resulting from an increase in customer traffic of approximately 8.0% and a 1.9% increase in average check. The effect of menu price increases in 2011 was 1.5%. In addition, four restaurants opened since the beginning of 2010 contributed $5.9 million in additional sales in 2011.

Taco Cabana restaurant sales increased 5.4% to $265.1 million due primarily to a 3.7% increase in comparable restaurant sales resulting from an increase in average check of 4.4% compared to 2010. The effect of menu price increases in 2011 was 2.9%. In addition, five restaurants opened since the beginning of 2010 contributed $5.6 million in additional sales in 2011.

Burger King restaurant sales decreased 2.7% in 2011 to $347.5 million due to a decrease in comparable restaurant sales of 1.4% from lower customer traffic and the closure, excluding relocations, of fifteen Burger King restaurants since the beginning of 2010. The decrease in customer traffic was partially offset by an increase in average check of 6.6% from sales mix changes and the effect of menu price increases in 2011 of 4.3%.

Pollo Tropical Operating Costs and Expenses (percentages stated as a percentage of Pollo Tropical restaurant sales). Pollo Tropical cost of sales increased to 33.4% in 2011 from 32.3% in 2010 due primarily to higher commodity prices (1.4%) including chicken (0.8%), and fuel surcharges, partially offset by favorable menu item sales mix shifts and the effect of menu price increases. Pollo Tropical restaurant wages and related expenses decreased to 23.6% in 2011 from 24.7% in 2010 due primarily to the effect of higher sales volumes on fixed labor costs and by lower workers compensation claim costs (0.5%). Pollo Tropical other restaurant operating expenses decreased to 12.5% in 2011 from 13.0% in 2010 due primarily to lower real estate taxes (0.3%), lower utility costs and the effect of higher sales volumes on other fixed operating costs. Pollo Tropical advertising expense was 2.8% in both 2011 and 2010.

Taco Cabana Operating Costs and Expenses (percentages stated as a percentage of Taco Cabana restaurant sales). Taco Cabana cost of sales increased to 31.4% in 2011 from 29.9% in 2010 due primarily to higher commodity prices (2.1%) including beef fajita price increases (0.9%) partially offset by the effect of menu price increases taken since the beginning of 2010. Taco Cabana restaurant wages and related expenses decreased to 30.2% in 2011 from 30.5% in 2010 due primarily to the effect of higher sales volumes on fixed labor costs and lower medical claim costs (0.3%). Taco Cabana other restaurant operating expenses decreased to 13.5% in 2011 from 14.3% in 2010 due primarily to lower utility costs (0.4%), the reduction of operating supply costs and the effect of higher sales volumes on other fixed operating costs. Taco Cabana advertising expense decreased slightly to 4.0% in 2011 from 4.1% in 2010.

Burger King Operating Costs and Expenses (percentages stated as a percentage of Burger King restaurant sales). Burger King cost of sales increased to 29.9% in 2011 from 29.5% in 2010 due primarily to increases in commodity costs (2.4%) including beef costs (1.2%) and higher promotional discounting (0.3%) which were partially offset by the effect of menu price increases and a favorable sales mix primarily from the discontinuation of the Buck Double in 2011. Burger King restaurant wages and related expenses decreased to 31.4% in 2011 from 31.5% in 2010 due to leveraging management and productive labor efficiencies and lower restaurant level bonus accruals. These factors were substantially offset by the effect of lower sales volumes on fixed labor costs and higher workers compensation and medical claim costs (0.3%). Burger King other restaurant operating expenses increased to 15.4% in 2011 from 15.3% in 2010 due primarily to the effect of lower sales volumes on fixed operating costs. Burger King advertising expense was 4.2% in both 2011 and 2010.

Consolidated Restaurant Rent Expense. Restaurant rent expense, as a percentage of total restaurant sales, decreased to 5.9% in 2011 from 6.1% in 2010 due primarily to the effect of sales increases at our Pollo Tropical and Taco Cabana restaurants on fixed rental costs.

Consolidated General and Administrative Expenses. General and administrative expenses increased $6.1 million in 2011 to $57.1 million and, as a percentage of total restaurant sales, increased to 7.0% from 6.4% in 2010 due primarily to an increase of $2.4 million in performance-based administrative bonus accruals, higher stock-based compensation expense of $1.1 million and higher legal and professional fees including $1.7 million of costs and related expenses incurred in connection with the planned spin-off of Fiesta Restaurant Group.

Adjusted Segment EBITDA. As a result of the factors above, Adjusted Segment EBITDA for our Pollo Tropical restaurants increased to $36.8 million in 2011 from $30.3 million in 2010. Adjusted Segment EBITDA for our Taco Cabana restaurants increased to $27.5 million in 2011 from $27.4 million in 2010. Adjusted Segment EBITDA for our Burger King restaurants decreased to $14.4 million in 2011 from $19.8 million in 2010.

Adjusted Segment EBITDA for our Burger King segment includes general and administrative expenses related directly to the Burger King segment as well as expenses associated with administrative support to our Pollo Tropical and Taco Cabana segments for executive management, information systems and certain accounting, legal and other administrative functions. For the years ended December 31, 2011 and 2010, the administrative support expenses included in the Burger King segment provided to Pollo Tropical were $5.0 million and $4.0 million, respectively, and the administrative support expenses provided to Taco Cabana were $6.1 million and $5.1 million, respectively.

Depreciation and Amortization. Depreciation and amortization expense increased to $33.5 million in 2011 from $32.5 million in 2010 due primarily from our capital expenditures in 2011 of $50.6 million.

Impairment and Other Lease Charges. In 2011 we recorded total impairment and other lease charges of $4.0 million which included other lease charges of $1.2 million associated with five closed Pollo Tropical restaurants, $0.2 million of lease charges for two closed Taco Cabana restaurants, $1.3 million of impairment charges for certain underperforming Burger King restaurants and a $1.3 million impairment charge for an underperforming Pollo Tropical restaurant.

In 2010 we recorded total impairment and other lease charges of $7.3 million which included impairment charges of $3.9 million for four underperforming Pollo Tropical restaurants, $1.4 million for two underperforming Taco Cabana restaurants and $0.7 million for certain Burger King restaurants. We also recorded other lease charges of $0.7 million for non-operating Pollo Tropical restaurant properties and $0.5 million for non-operating Taco Cabana restaurant properties.

Interest Expense. Total interest expense increased $2.2 million to $21.0 million in 2011 due primarily to higher debt balances resulting from our refinancing in the third quarter of 2011. The weighted average interest rate on our long-term debt, excluding lease financing obligations, for 2011 increased to 6.9% from to 6.1% in 2010 due primarily to the composition of our consolidated indebtedness after our 2011 refinancing. Interest expense on lease financing obligations was $1.0 million in both 2011 and 2010.

Provision for Income Taxes. The effective tax rate for 2011 decreased to 27.2% from 32.6% in 2010 due primarily from higher Work Opportunity Tax Credits and the HIRE act retention tax credit in 2011. In addition, The Federal income tax rate in 2011, based on our consolidated taxable income level, was 34% compared to 35% in 2010.

Net Income. As a result of the foregoing, net income was $11.2 million in 2011 compared to $11.9 million in 2010.

Fiscal 2010 (52 Weeks) Compared to Fiscal 2009 (53 weeks)

In 2010 we opened two new Pollo Tropical restaurants, one new Taco Cabana restaurant and one new Burger King restaurant, which was a relocation within its market area. In 2010 we also closed two Pollo Tropical restaurants, two Taco Cabana restaurants and seven Burger King restaurants, excluding the relocated restaurant. The 2010 fiscal year contained 52 weeks compared to 53 weeks in 2009. The effect of the additional week in 2009 resulted in additional restaurant sales of approximately $13.6 million, operating income of approximately $2.9 million and net income of approximately $1.6 million, or $.07 per diluted share.

Restaurant Sales. Total restaurant sales decreased $19.9 million in 2010 to $794.6 million which included a $13.6 million decrease from one less week than in 2009. On a comparable 52 week basis, total restaurant sales decreased 0.8%. Restaurant sales for Fiesta Restaurant Group were $437.5 million and increased 7.0% net of a $7.2 million decrease from one less week than in 2009. On a comparable 52 week basis, restaurant sales for Fiesta Restaurant Group increased 3.4%.

Pollo Tropical restaurant sales were $186.0 million and increased $9.5 million in 2010, net of a $2.9 million decrease from one less week than in 2009. On a comparable 52 week basis, Pollo Tropical restaurant sales increased 7.2% due to an increase in comparable restaurant sales of 7.4% attributable to higher customer traffic. There were no menu price increases in 2010. The average check in 2010 at our Pollo Tropical restaurants decreased 3.0% which reflected the effect of menu mix changes and product promotions.

Taco Cabana restaurant sales were $251.5 million and decreased $2.5 million in 2010, including a $4.3 million decrease from one less week in 2009. On a comparable 52 week basis, Taco Cabana restaurant sales increased 0.7% due primarily to an increase in comparable restaurant sales in 2010 of 0.3% attributable to higher customer traffic. The effect of menu price increases taken in 2010 was approximately 1.2% in 2010 although our average check at our Taco Cabana restaurants decreased 0.9% in 2010 compared to 2009 reflecting the effect of menu mix changes and product promotions.

Burger King restaurant sales were $357.1 million and decreased $26.9 million in 2010, including a $6.4 million decrease from one less week in 2009. On a comparable 52 week basis, Burger King restaurant sales decreased 5.4% due primarily to a decrease in comparable restaurant sales in 2010 of 4.3% attributable to lower customer traffic and from the closure, excluding relocated restaurants, of eleven Burger King restaurants since the beginning of 2009. The effect of menu price increases primarily taken in 2010 was approximately 2.4% in 2010 although our average check decreased 2.2% in 2010 compared to 2009 reflecting the effect of menu mix changes and product promotions, particularly in the first half of 2010.

Pollo Tropical Operating Costs and Expenses (percentages stated as a percentage of Pollo Tropical restaurant sales). Pollo Tropical cost of sales decreased to 32.3% in 2010 from 33.0% in 2009 due primarily to lower commodity prices (0.3%), including lower rice and chicken prices, and higher margins on new menu items compared to the prior year, partially offset by higher promotional discounting. Pollo Tropical restaurant wages and related expenses decreased to 24.7% in 2010 from 24.9% in 2009 due primarily to the effect of higher sales volumes on fixed labor costs partially offset by higher workers compensation claim costs (0.2%). Pollo Tropical other restaurant operating expenses decreased to 13.0% in 2010 from 13.8% in 2009 due primarily to lower utility costs (0.8%) and the effect of higher sales volumes on fixed operating costs, partially offset by higher repair and maintenance expenses associated with upgrading our restaurants (0.2%). Pollo Tropical advertising expense increased to 2.8% in 2010 from 2.7% in 2009 due to higher media spending in 2010.

Taco Cabana Operating Costs and Expenses (percentages stated as a percentage of Taco Cabana restaurant sales). Taco Cabana cost of sales increased to 29.9% in 2010 from 29.0% in 2009 due primarily to lower margins on menu item promotions in 2010 (0.5%) and higher commodity prices, including cheese and produce, (0.5%), partially offset by the effect of menu price increases in 2010. Taco Cabana restaurant wages and related expenses increased to 30.5% in 2010 from 29.9% in 2009 due primarily to the effect of wage rate increases on relatively flat sales volumes and higher workers compensation and medical claim costs (0.3%). Taco Cabana other restaurant operating expenses increased to 14.3% in 2010 from 14.2% in 2009 as higher repair and maintenance and other related costs to upgrade our restaurants were partially offset by lower utility costs (0.2%). Taco Cabana advertising expense increased slightly to 4.1% in 2010 from 4.0% in 2009.

Burger King Operating Costs and Expenses (percentages stated as a percentage of Burger King restaurant shares). Burger King cost of sales increased to 29.5% in 2010 from 27.4% in 2009 due primarily to higher commodity prices including beef (1.3%), an increase in sales from lower margin menu items, including the $1 Buck Double and double cheeseburger (0.6%), and from the lower amortization of deferred purchase discounts on Coke products (0.6%), partially offset by the effect of menu price increases taken in late 2009 and 2010. Burger King restaurant wages and related expenses increased to 31.5% in 2010 from 31.1% in 2009 due primarily to the effect of lower sales volumes on fixed labor costs. Burger King other restaurant operating expenses increased to 15.3% in 2010 from 14.9% in 2009 due primarily to the effect of lower sales volumes on fixed operating costs. Burger King advertising expense was 4.2% in both 2010 and 2009.

Consolidated Restaurant Rent Expense. Restaurant rent expense, as a percentage of total restaurant sales, was 6.1% in both 2010 and 2009.

Consolidated General and Administrative Expenses. General and administrative expenses decreased $0.8 million in 2010 to $51.0 million and, as a percentage of total restaurant sales, were 6.4% in both 2010 and 2009. The decrease in 2010 was due to a decrease of $2.8 million in performance-based administrative bonuses compared to 2009 partially offset by higher salary costs, legal and professional fees and stock-based compensation expense.

Adjusted Segment EBITDA. As a result of the factors set forth above, Adjusted Segment EBITDA for our Pollo Tropical restaurants increased to $30.3 million in 2010 from $26.2 million in 2009. Adjusted Segment EBITDA for our Taco Cabana restaurants decreased to $27.4 million from $31.0 million in 2009. Adjusted Segment EBITDA for our Burger King restaurants decreased to $19.8 million from $32.8 million in 2009.

Adjusted Segment EBITDA for our Burger King segment includes general and administrative expenses related directly to the Burger King segment as well as expenses associated with administrative support to our Pollo Tropical and Taco Cabana segments for executive management, information systems and certain accounting, legal and other administrative functions. For 2010, the administrative support expenses included in the Burger King segment provided to Pollo Tropical were $4.0 million and the administrative support expenses provided to Taco Cabana were $5.1 million. For 2009, these administrative support expenses included in the Burger King segment were $4.4 million for Pollo Tropical and $5.3 million for Taco Cabana.

Depreciation and Amortization. Depreciation and amortization expense was $32.5 million in both 2010 and 2009.

Impairment and Other Lease Charges. Impairment and other lease charges were $7.3 million in 2010 compared to $2.8 million in 2009. Impairment and other lease charges in 2010 related to our Pollo Tropical restaurants were $4.7 million in 2010 and included $3.2 million for three underperforming Pollo Tropical restaurants, $0.7 million to reduce the fair market value of a previously impaired Pollo Tropical restaurant and $0.7 million in additional lease charges for non-operating Pollo Tropical properties. Impairment and other lease charges in 2010 related to our Taco Cabana restaurants were $1.9 million in 2010 and included $1.1 million for an underperforming Taco Cabana restaurant, $0.3 million to reduce the fair market value of a previously impaired Taco Cabana restaurant and $0.5 million in additional lease charges for non-operating Taco Cabana restaurant properties. Impairment charges associated with certain underperforming Burger King restaurants were $0.7 million in 2010.

Interest Expense. Total interest expense decreased $0.8 million to $18.8 million in 2010 from $19.6 million in 2009 due to a reduction in our total outstanding indebtedness of $52.6 million since the beginning of 2009 and, to a much lesser extent; lower effective interest rates on our LIBOR based borrowings under our senior credit facility. The weighted average interest rate on our long-term debt, excluding lease financing obligations, increased to 6.1% in 2010 from 5.9% in 2009 due to reductions in our LIBOR based borrowings. Interest expense on lease financing obligations decreased to $1.0 million in 2010 compared to $1.1 million in 2009.

Provision for Income Taxes. The effective tax rate for 2010 decreased to 32.6% from 36.6% in 2009 due in part to higher Work Opportunity Tax Credits in 2010 and the effect of this increase on lower consolidated pretax income in 2010 compared to 2009.

Net Income. As a result of the foregoing, net income was $11.9 million in 2010 compared to $21.8 million in 2009.

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

Since 2009, we have limited our spending on new restaurant development in order to utilize our free cash flow to reduce our outstanding indebtedness and our financial leverage. We continued to moderate new restaurant growth in 2011.

On August 5, 2011, we completed a refinancing of our existing indebtedness. Carrols LLC and Fiesta Restaurant Group each entered into new and independent financing arrangements. The proceeds from these financings were used to repay amounts outstanding under Carrols’ senior credit facility and the Carrols Notes, as well as to pay accrued interest and all related fees and expenses. Excess cash generated from the financings was approximately $9.5 million, including the disbursement of funds prior to the spin-off to Fiesta Restaurant Group and Carrols LLC. In January 2012, Carrols disbursed $2.5 million of the excess cash from the financings to Fiesta Restaurant Group and the balance to Carrols LLC.

Fiesta Restaurant Group sold $200 million of Fiesta Notes and entered into a $25 million senior secured revolving credit facility which was undrawn at closing. Carrols LLC entered into an $85 million secured credit facility including term loan borrowings of $65 million and an undrawn $20 million revolving credit facility. Proceeds from these borrowings were used to repay approximately $80.2 million outstanding under Carrols’ senior credit facility, to repurchase $118.4 million of the Carrols Notes tendered pursuant to a cash tender offer (which ended August 18, 2011), and to pay accrued interest and related fees and expenses. In addition, the $46.6 million of Carrols Notes not tendered were repurchased upon completion of the cash tender offer or redeemed subsequent to its expiration along with payment for accrued interest and fees related to the tender offer.

Interest payments under our debt obligations, capital expenditures and payments related to our lease obligations represent significant liquidity requirements for us. We believe cash generated from our operations, availability of borrowing under our revolving credit facilities and proceeds from any sale-leaseback transactions that we may choose to do will provide sufficient cash availability to cover our anticipated working capital needs, capital expenditures and debt service requirements for the next twelve months.

Operating activities. Net cash provided from operating activities for the years ended December 31, 2011, 2010 and 2009 was $ 54. 5 million, $46.7 million and $60.7 million, respectively. Net cash provided by operating activities in 2011 increased $7.8 million compared to 2010 due primarily to a reduction in the changes in the components of net working capital of $8.1 million, including deferred income taxes. Net cash provided by operating activities in 2010 decreased $13.9 million compared to 2009 due primarily to a reduction of net income, adjusted for depreciation and amortization and impairment and other lease charges, of $5.4 million and an increase in the components of net working capital of $6.6 million, attributable to the timing of income tax payments and lower bonus accruals.

Investing activities. Net cash used for investing activities for the years ended December 31, 2011, 2010 and 2009 was $41.0 million, $28.3 million and $30.4 million, respectively. Capital expenditures are the largest component of our investing activities and include: (1) new restaurant development, which may include the purchase of real estate; (2) restaurant remodeling, which includes the renovation or rebuilding of the interior and exterior of our existing restaurants, including expenditures associated with Burger King franchise renewals; (3) other restaurant capital expenditures, which include capital maintenance expenditures for the ongoing reinvestment and enhancement of our restaurants including, in 2011, $9.0 million for new cooking systems and equipment for our Burger King restaurants; and (4) corporate and restaurant information systems, including expenditures in 2011 for new point-of-sale systems for our Burger King restaurants and 2009 for new point-of-sale systems for all of our Pollo Tropical restaurants.

The following table sets forth our capital expenditures for the periods presented (in thousands):

	Pollo Tropical	Taco Cabana	Burger King	Other	Consolidated
		(Dollars in thousands)
Year Ended December 31, 2011:
New restaurant development	$4,956	$7,620	$1,757	$—	$14,333
Restaurant remodeling	2,547	1,888	8,533	—	12,968
Other restaurant capital expenditures (1)	2,210	2,830	12,632	—	17,672
Corporate and restaurant information systems	528	185	4,060	890	5,663

Total capital expenditures	$10,241	$12,523	$26,982	$890	$50,636

Number of new restaurant openings (2)	2	4	2		8
Year Ended December 31, 2010:
New restaurant development	$5,832	$5,550	$2,697	$—	$14,079
Restaurant remodeling	1,733	4,952	5,541	—	12,226
Other restaurant capital expenditures (1)	2,326	2,852	4,177	—	9,355
Corporate and restaurant information systems	90	63	—	1,234	1,387

Total capital expenditures	$9,981	$13,417	$12,415	$1,234	$37,047

Number of new restaurant openings (2)	2	1	1		4
Year Ended December 31, 2009:
New restaurant development	$660	$7,129	$1,907	$—	$9,696
Restaurant remodeling	510	1,534	10,360	—	12,404
Other restaurant capital expenditures (1)	1,117	2,453	7,094	—	10,664
Corporate and restaurant information systems	2,663	61	—	1,456	4,180

Total capital expenditures	$4,950	$11,177	$19,361	$1,456	$36,944

Number of new restaurant openings (3)	1	4	2		7

(1)	Excludes restaurant repair and maintenance expenses included in other restaurant operating expenses in our Consolidated Financial Statements. For the years ended December 31, 2011, 2010 and 2009, these restaurant repair and maintenance expenses were approximately $18.8 million, $18.0 million and $17.5 million, respectively.
(2)	Includes one Burger King restaurant which was relocated under a new franchise agreement in the same market area.
(3)	Includes two Burger King restaurants which were relocated under a new franchise agreement in the same market area.

In 2012, we anticipate that total capital expenditures for Fiesta Restaurant Group will range from $40 million to $45 million, although the actual amount of capital expenditures may differ from these estimates. Capital expenditures in 2012 are expected to include $22 million to $25 million for Fiesta Restaurant Group’s development of new restaurants and purchase of related real estate for the opening of ten to twelve new Pollo Tropical or Taco Cabana restaurants. Capital expenditures in 2012 for Fiesta Restaurant Group also are expected to include expenditures of $16 million to $18 million for the ongoing reinvestment in our Pollo Tropical and Taco Cabana restaurants for remodeling costs and capital maintenance expenditures and $2 million of other expenditures.

In 2012, we anticipate that total capital expenditures for our Burger King restaurants will range from $20 million to $25 million, although the actual amount of capital expenditures may differ from these estimates. Capital expenditures in 2012 for our Burger King restaurants also are expected to include expenditures of approximately $11 million to $16 million for the ongoing reinvestment in our Burger King restaurants for remodeling costs and capital maintenance expenditures and $9 million of other expenditures, including $7.0 million for new point-of-sale systems.

Investing activities also included sale-leaseback transactions related to our restaurant properties, the net proceeds from which were $10.6 million in 2011, $12.4 million in 2010 and $8.7 million in 2009. In 2011we sold one non-operating Burger King restaurant property for net proceeds of $0.6 million and in 2009 we also sold two non-operating properties for net proceeds of $0.8 million. The net proceeds from these sales were used to reduce our outstanding borrowings under the Carrols prior senior credit facility at that time. We also had expenditures related to the purchase of restaurant properties to be sold in future sale-leaseback transactions of $2.1 million in 2011, $3.7 million in 2010 and $2.9 million in 2009.

Financing activities. Net cash provided by financing activities in 2011, including our refinancing activities, previously discussed above, was $8.1 million. Net cash used for financing activities for the years ended December 31, 2010 and 2009 was $19.7 million and $29.3 million , respectively. Prior to the refinancing, in August 2011 we made scheduled principal payments under Carrols’ prior senior credit facility of $7.0 million. Susequent to the refinancing in 2011 we have made principal payments of $1.6 million on term loan borrowings under the Carrols LLC senior secured credit facility and had net revolving credit borrowings under the Carrols LLC senior credit facility of $4.0 million.

During the second quarter of 2011, we entered into a sale-leaseback transaction for a restaurant property that did not qualify for sale-leaseback accounting and the net proceeds of $1.7 million were recorded as a lease financing obligation. During the third quarter of 2011 the condition that precluded sale-leaseback accounting was cured. In 2011 we also deferred $9.4 million of financing costs pertaining to our refinancing discussed above.

In 2010 and 2009 we made net repayments of revolving credit borrowings under Carrols’ prior senior credit facility of $1.9 million and $16.1 million, respectively. Scheduled term loan principal payments under Carrols’ prior senior credit facility in 2010 and 2009 were $11.7 million and $12.0 million, respectively. In 2010 with regard to our term loan borrowings we also made a voluntary principal payment of $5.0 million and a principal payment based on excess cash flow for 2009 of $1.0 million. In 2009 we also settled $1.9 million of lease financing obligations which included a lease financing obligation recorded earlier in 2009 for $0.8 million.

New Fiesta Restaurant Group Senior Secured Credit Facility. On August 5, 2011 Fiesta Restaurant Group entered into a first lien revolving credit facility providing for aggregate borrowings of up to $25.0 million (including $10.0 million available for letters of credit). The senior secured credit facility also provides for incremental increases of up to $5.0 million, in the aggregate, to the revolving credit borrowings available under the facility, and matures on February 5, 2016. Borrowings under the revolving credit facility bear interest at a per annum rate, at Fiesta Restaurant Group’s option, of either (all terms as defined in the Fiesta Restaurant senior secured credit facility):

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

Fiesta Restaurant Group’s obligations under its senior secured credit facility are secured by a first priority lien on substantially all of the assets of Fiesta Restaurant Group and its material subsidiaries, as guarantors, (including a pledge of all of the capital stock and equity interests of its material subsidiaries). The Fiesta Restaurant Group senior secured credit facility contains customary default provisions, including without limitation, a cross default provision pursuant to which it is an event of default under this facility if there is a default under any indebtedness of Fiesta Restaurant Group having an outstanding principal amount of $2.5 million or more which results in the acceleration of such indebtedness prior to its stated maturity or is caused by a failure to pay principal when due. As of January 1, 2012, Fiesta Restaurant Group was in compliance with the covenants under its senior secured credit facility. After reserving $9.4 million for letters of credit guaranteed by the facility, $15.6 million was available for borrowing at January 1, 2012.

New Carrols LLC Senior Credit Facility. On August 5, 2011 Carrols LLC entered into a new senior secured credit facility, which provides for $65.0 million aggregate principal amount of term loan borrowings and a revolving credit facility which provides for aggregate borrowings of up to $20.0 million (including $10.0 million available for letters of credit) both maturing on August 5, 2016. The Carrols LLC senior secured credit facility also provides for incremental term loan and revolving credit borrowing increases of up to $25 million, in the aggregate. Term loan and revolving credit borrowings under the facility bear interest at a per annum rate, at Carrols LLC’s option, of either (all terms as defined in the Carrols LLC senior secured credit facility):

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

The term loan borrowings under the Carrols LLC senior secured credit facility are payable in consecutive quarterly principal payments of $1.625 million which began on the last day of the fourth quarter of 2011 through the first quarter of 2016 with the remaining outstanding principal amount of $35.75 million due on the maturity date of August 5, 2016.

Carrols LLC Interest Rate Swap Agreement. As required by the Carrols LLC senior secured credit facility, in November of 2011, Carrols LLC entered into an interest rate swap agreement with its lenders to mitigate the risk of increases in the variable interest rate related to term loan borrowings under the Carrols LLC senior secured credit facility. The interest rate swap has been designated as a cash flow hedge.

The interest rate swap fixes the interest rate on 50% of the outstanding term loan borrowings under the Carrols LLC senior secured credit facility at 0.77% plus the credit margin on the debt. The agreement matures on November 28, 2014 and has a notional amount of $31,688,000 at December 31, 2011. The differences between the variable LIBOR rate and the interest rate swap rate of 0.77% are settled monthly. This derivative instrument changed our effective interest rate on its term loan borrowings under the Carrols LLC senior secured credit facility from 3.99% to 4.14% in 2011. Carrols LLC made payments to settle the interest rate swap of $25,000 during 2011, which were recorded as a component of interest expense.

Carrols LLC’s obligations under the Carrols LLC senior secured credit facility are secured by a first priority lien on substantially all of the assets of Carrols LLC and by a pledge by Carrols of all of the outstanding equity interests of Carrols LLC. The Carrols LLC senior secured credit facility contains customary default provisions, including without limitation, a cross default provision pursuant to which it is an event of default under this facility if there is a default under any indebtedness of Carrols LLC having an outstanding principal amount of $2.5 million or more which results in the acceleration of such indebtedness prior to its stated maturity or is caused by a failure to pay principal when due. As of January 1, 2012, Carrols LLC was in compliance with the covenants under its senior secured credit facility. After reserving $4.8 million for letters of credit guaranteed by the facility, $11.2 million was available for borrowing at January 1, 2012.

Fiesta Restaurant Group Senior Secured Second Lien Notes. On August 5, 2011, Fiesta Restaurant Group issued $200.0 million of 8.875% Senior Secured Second Lien Notes due 2016 pursuant to an indenture dated as of August 5, 2011 governing such notes. The Fiesta Notes mature and are payable on August 15, 2016. Interest is payable semi-annually on February 15 and August 15 with the first interest payment due on February 15, 2012. The Fiesta Notes guaranteed by Fiesta Restaurant Group’s material subsidiaries and are secured by second-priority liens on substantially all of Fiesta Restaurant Group’s and its material subsidiaries’ assets (including a pledge of all of the capital stock and equity interests of its material subsidiaries).

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

The indenture governing the Fiesta Notes includes certain covenants, including limitations and restrictions on Fiesta Restaurant Group and its material subsidiaries who are guarantors under such indenture to incur additional debt, issue preferred stock, pay dividends or make distributions in respect of capital stock or make certain other restricted payments or investments, incur liens, sell assets, enter into transactions with affiliates, agree to payment restrictions affecting certain of its material subsidiaries and enter into mergers, consolidations or sales of all or substantially all of Fiesta Restaurant Group’s or its material subsidiaries’ assets. These covenants are subject to certain exceptions and qualifications including, without limitation, permitting the proposed spin-off transaction.

The indenture governing the Fiesta Notes contains customary default provisions, including without limitation, a cross default provision pursuant to which it is an event of default under these notes and the indenture if there is a default under any indebtedness of Fiesta Restaurant Group having an outstanding principal amount of $15.0 million or more which results in the acceleration of such indebtedness prior to its stated maturity or is caused by a failure to pay principal when due. At January 1, 2012 Fiesta Restaurant Group was in compliance with the covenants contained in the indenture governing the Fiesta Notes.

Carrols Prior Senior Credit Facility. Carrols’ prior senior credit facility totaled $185 million, originally consisting of $120 million principal amount of term loan A borrowings maturing on March 9, 2013 and a $65.0 million revolving credit facility (including a sub-limit of up to $25.0 million for letters of credit and up to $5.0 million for swingline loans) maturing on March 8, 2012.

During the year ended December 31, 2010, Carrols made a required principal prepayment of approximately $1.0 million based on 25% of Carrols’ Excess Cash Flow for the year ended December 31, 2009, as defined. Carrols also made a principal prepayment of $5.0 million on outstanding term loan A borrowings in the fourth quarter of 2010.

Carrols Prior Senior Subordinated Notes. On December 15, 2004, Carrols issued $180.0 million of Carrols Notes that bore interest at a rate of 9% payable semi-annually on January 15 and July 15 and were scheduled to mature on January 15, 2013.

Contractual Obligations

The following table summarizes our contractual obligations and commitments as of December 31, 2011 (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Long-term debt obligations, including interest (1)	$366,818	$27,499	$53,161	$286,158	$—
Capital lease obligations, including interest (2)	2,019	149	296	263	1,311
Operating lease obligations (3)	543,114	50,412	96,516	88,840	307,346
Lease financing obligations, including interest (4)	19,650	978	1,962	2,047	14,663

Total contractual obligations	$931,601	$79,038	$151,935	$377,308	$323,320

(1)	Our long term debt at January 1, 2012 included $200.0 million of Fiesta Notes and $63.4 million of outstanding Carrols LLC term loan borrowings and $4.0 million of outstanding borrowings under the Carrols LLC revolving credit facility. Total interest payments on our Fiesta Notes of $89.2 million for all years presented are included at the coupon rate of 8.875%. Total interest payments included above of $10.2 million for all years presented on our outstanding borrowings under Carrols LLC’s senior secured credit facility are variable in nature and have been calculated using an assumed effective interest rate of 4.0% for each year. Total interest payments also include interest payments necessary due to our interest rate swap agreement related to Carrols LLC term loan borrowings. (See Item 7A. Quantitative and Qualitative Disclosures about Market Risk—Interest Rate Risk).
(2)	Includes total interest of $0.9 million for all years presented.
(3)	Represents the aggregate minimum lease payments under operating leases. Many of our leases also require contingent rent based on a percentage of sales in addition to the minimum base rent and require expenses incidental to the use of the property all of which have been excluded from this table.
(4)	Includes total interest of $9.6 million for all years presented.

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

Sales recognition at our company-owned and operated restaurants is straightforward as customers pay for products at the time of sale and inventory turns over very quickly. Payments to vendors for products sold in the restaurants are generally settled within 30 days. The earnings reporting process is covered by our system of internal controls and generally does not require significant management estimates and judgments. However, critical accounting estimates and judgments, as noted below, are inherent in the assessment and recording of accrued occupancy costs, insurance liabilities, income taxes, the valuation of goodwill and intangible assets for impairment, assessing impairment of long-lived assets and lease accounting matters. While we apply our judgment based on assumptions believed to be reasonable under the circumstances, actual results could vary from these assumptions. It is possible that materially different amounts would be reported using different assumptions.

Accrued occupancy costs. We make estimates of accrued occupancy costs pertaining to closed restaurant locations on an ongoing basis. These estimates require assessment and continuous evaluation of a number of factors such as the remaining contractual period under our lease obligations, the amount of sublease income we are able to realize on a particular property and estimates of other costs such as property taxes. Differences between actual future events and prior estimates could result in adjustments to these accrued costs. Total accrued occupancy costs pertaining to closed restaurant locations was $2.2 million at December 31, 2011.

Insurance liabilities. We are insured for workers’ compensation, general liability and medical insurance claims under policies where we pay all claims, subject to annual stop-loss limitations both for individual claims and claims in the aggregate. At December 31, 2011, we had $7.5 million accrued for these insurance claims. We record insurance liabilities based on historical and industry trends, which are continually monitored, and adjust accruals as warranted by changing circumstances. Since there are estimates and assumptions inherent in recording these insurance liabilities, including the ability to estimate the future development of incurred claims based on historical trends or the severity of the claims, differences between actual future events and prior estimates and assumptions could result in adjustments to these liabilities.

Evaluation of Goodwill. We must evaluate our recorded goodwill for impairment on an ongoing basis. We have elected to conduct our annual impairment review of goodwill assets at December 31. Our review at December 31, 2011 indicated there was no impairment as of that date. In reviewing goodwill for impairment, we compare the net book values of our reporting units to their estimated fair values. In determining the estimated fair values of the reporting units, we employ a combination of a discounted cash flow analysis and a market-based approach. Assumptions include our anticipated growth rates and the weighted average cost of capital. The results of these analyses are corroborated with other value indicators where available, such as comparable company earnings multiples. This annual evaluation of goodwill requires us to make estimates and assumptions to determine the fair value of our reporting units including projections regarding future operating results and market values. We had three reporting units with goodwill balances as of our most recent measurement date. The fair value exceeded the carrying value of our respective reporting units by almost 70% for our Pollo Tropical restaurants, more than 50% for our Taco Cabana restaurants and more than 130% for our Burger King restaurants. These estimates may differ from actual future events and if these estimates or related projections change in the future, we may be required to record impairment charges for these assets.

Impairment of Long-lived Assets. We assess the potential impairment of long-lived assets, principally property and equipment, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We determine if there is impairment at the restaurant level by comparing undiscounted future cash flows from the related long-lived assets to their respective carrying values. In determining future cash flows, significant estimates are made by us with respect to future operating results of each restaurant over its remaining lease term, including sales trends, labor rates, commodity costs and other operating cost assumptions. If assets are determined to be impaired, the impairment charge is measured by calculating the amount by which the asset carrying amount exceeds its fair value. This process of assessing fair values requires the use of estimates and assumptions, including our ability to sell the related assets and market conditions, which are subject to a high degree of judgment. If these assumptions change in the future, we may be required to record impairment charges for these assets.

Impairment of Burger King Franchise Rights. We assess the potential impairment of Burger King franchise rights whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We determine if there is impairment by comparing the aggregate undiscounted future cash flows from those acquired restaurants with the respective carrying value of franchise rights for each Burger King acquisition. In determining future cash flows, significant estimates are made by us with respect to future operating results of the acquired restaurants including sales trends, labor rates, commodity costs and other operating cost assumptions over their remaining franchise life. If acquired franchise rights are determined to be impaired, the impairment charge is measured by calculating the amount by which the franchise rights carrying amount exceeds its fair value. This process requires the use of estimates and assumptions, which are subject to a high degree of judgment. If these assumptions change in the future, we may be required to record impairment charges for these assets.

Lease Accounting. Judgments made by management for our lease obligations include the length of the lease term, which includes the determination of renewal options that are reasonably assured. The lease term can affect the classification of a lease as capital or operating for accounting purposes, the term over which related leasehold improvements for each restaurant are amortized, and any rent holidays and/or changes in rental amounts for recognizing rent expense over the term of the lease. These judgments may produce materially different amounts of depreciation, amortization and rent expense than would be reported if different assumed lease terms were used.

We also must evaluate sales of our restaurants which occur in sale-leaseback transactions to determine the proper accounting for the proceeds of such sales either as a sale or a financing. This evaluation requires certain judgments in determining whether or not clauses in the lease or any related agreements constitute continuing involvement. For those sale-leasebacks that are accounted for as financing transactions, we must estimate our incremental borrowing rate, or another rate in cases where the incremental borrowing rate is not appropriate to utilize, for purposes of determining interest expense and the resulting amortization of the lease financing obligation. Changes in the determination of the incremental borrowing rates or other rates utilized in connection with the accounting for lease financing transactions could have a significant effect on the interest expense and underlying balance of the lease financing obligations.

Effects of New Accounting Standards

In September 2011, the Financial Accounting Standards Board (“FASB”) issued guidance on testing goodwill for impairment. The guidance provides entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, provided that the entity has not yet performed its 2011 annual impairment test or issued its financial statements. We are evaluating the impact of this guidance on our annual testing for goodwill impairment in 2012.

In September 2011, the FASB issued guidance on the presentation of comprehensive income. This guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. The guidance allows two presentation alternatives: (1) to present items of net income and other comprehensive income in one continuous statement; or (2) in two separate, but consecutive, statements of net income and other comprehensive income. This guidance is effective as of the beginning of a fiscal year that begins after December 15, 2011. Early adoption is permitted, but full retrospective application is required. We are evaluating which alternative we will choose upon adoption.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risk associated with fluctuations in interest rates, primarily limited to the Carrols LLC and Fiesta Restaurant Group senior secured credit facilities. At January 1, 2012, there were $63.4 million of outstanding term loan borrowings and $4.0 million of outstanding revolving credit borrowings under the Carrols LLC senior secured credit facility. Borrowings under the Carrols LLC senior secured credit facility bear interest at a per annum rate, at our option, of

1)	the Alternate Base Rate plus the applicable margin of 2.25% to 4.0% based on Carrols LLC’s Adjusted Leverage Ratio (with an initial applicable margin set at 2.75% until the delivery of financial statements for the fourth fiscal quarter of 2011 to the agent and lenders under the Carrols LLC senior secured credit facility), or

2)	the LIBOR Rate plus the applicable margin of 3.25% to 4.0% based on Carrols LLC’s Adjusted Leverage Ratio (with an initial applicable margin set at 3.75% until the delivery of financial statements for the fourth fiscal quarter of 2011 to the agent and lenders under the Carrols LLC senior secured credit facility).

Carrols LLC Interest Rate Swap Agreement. As required by the Carrols LLC senior secured credit facility, in November of 2011 Carrols LLC entered into an interest rate swap agreement with its lenders to mitigate the risk of increases in the variable interest rate related to term loan borrowings under the Carrols LLC senior secured credit facility. The interest rate swap has been designated as a cash flow hedge. The interest rate swap fixes the interest rate on 50% of the outstanding term loan borrowings under the Carrols LLC senior secured credit facility at 0.77% plus the credit margin on the debt. The agreement matures on November 28, 2014 and has a notional amount of $31,688,000 at December 31, 2011. The differences between the variable LIBOR rate and the interest rate swap rate of 0.77% are settled monthly. A 1% change in interest rates would have resulted in an increase or decrease in interest expense of approximately $0.8 million for the year ended December 31, 2011.

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

Disclosure Controls and Procedures. Our senior management is responsible for establishing and maintaining disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures. We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 1, 2012.

Changes in Internal Control over Financial Reporting. No changes occurred in our internal control over financial reporting during the fourth quarter of 2011 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management has evaluated the effectiveness of its internal control over financial reporting as of January 1, 2012 based on the criteria set forth in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, we have concluded that, as of January 1, 2012, our internal control over financial reporting was effective based on those criteria.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on the effectiveness of our internal control over financial reporting and their report is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Carrols Restaurant Group, Inc.

Syracuse, NY

We have audited the internal control over financial reporting of Carrols Restaurant Group, Inc. and subsidiary (the “Company”) as of January 1, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended January 1, 2012 of the Company and our report dated March 7, 2012 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ Deloitte & Touche LLP

Rochester, NY
March 7, 2012

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

Effective on the completion of the spin-off of Fiesta Restaurant Group, Brian P. Friedman and Jack A. Smith will resign from our Board of Directors. David S. Harris, currently the President of Grant Capital, Inc., a private investment company, has been elected to our Board of Directors subject to and effective upon the completion of the spin-off.

Name	Age	Position
Clayton E. Wilhite	66	Chairman of the Board of Directors
Daniel T. Accordino	60	Chief Executive Officer and President and former Chief Operating Officer
Jack A. Smith	76	Director
Brian P. Friedman	56	Director
Nicholas Daraviras	38	Director
Joel M. Handel	75	Director
Alan Vituli	70	Former Chief Executive Officer, Former Chairman of the Board of Directors and former Director

Clayton E. Wilhite has served as our non-executive Chairman of the Board of Directors since January 2012 and as a Director since July 1997. Since January 1998, Mr. Wilhite has been with CFI Group Worldwide LLC, and was Managing Partner of its North American Group from May 1998 to December 2004 and Managing Partner of CFI Worldwide LLC from January 2005, until his retirement on December 31, 2007. Mr. Wilhite continues to be a Senior Partner and shareholder of CFI Group Worldwide LLC. From September 1998 through December 2008, Mr. Wilhite served on the board of directors of CFI Group Worldwide LLC, an international management consulting firm specializing in measuring customer satisfaction. Between 1996 and 1998, he was the Chairman of Thurloe Holdings, L.L.C. From August 1996 through our acquisition of Pollo Tropical, Inc., Mr. Wilhite served on the board of directors of Pollo Tropical, Inc. Before 1996, Mr. Wilhite was with the advertising firm of D’Arcy Masius Benton & Bowles, Inc. having served as its Vice Chairman from 1995 to 1996, as President of DMB&B/North America from 1988 to 1995, and as Chairman and Managing Director of DMB&B/St. Louis from 1985 to 1988.

Mr. Wilhite brings valuable leadership, and strategic skills from 20 years as a CEO or COO in the management consulting, consumer marketing and advertising agency businesses. In addition, having served as our non-executive Chairman of our Board of Directors since January 2012, on our Board of Directors since 1997 and on the Pollo Tropical board prior to its acquisition by us, he brings consumer based insights to our strategic planning process.

Daniel T. Accordino has been the Chief Executive Officer of Carrols Restaurant Group since January 1, 2012. Mr. Accordino has been President and a Director of Carrols Restaurant Group since February 1993 and was Chief Operating Officer of Carrols Restaurant Group from February 1993 to December 2011. Before that, Mr. Accordino served as Executive Vice President—Operations from December 1986 and as Senior Vice President of Carrols, from April 1984. From 1979 to April 1984, he was Vice President of Carrols responsible for restaurant operations, having previously served as Assistant Director of Restaurant Operations. Mr. Accordino has been an employee of ours since 1972.

Mr. Accordino’s experience as our Chief Executive Officer since January 1, 2012, as a Director of Carrols Restaurant Group and our President since 1993, past experience as our Chief Operating Officer from 1993 to 2011 and as an employee of Carrols in various capacities since 1972 gives him outstanding skills and insight into our challenges as well as extensive knowledge of the restaurant industry. Mr. Accordino brings to the Board significant leadership, management, operational, financial and brand management experience.

Jack A. Smith has served as a Director since 2006. Mr. Smith is President of SMAT, Incorporated, a consulting company specializing in consumer services. Mr. Smith founded The Sports Authority, Inc., a national sporting goods chain, in 1987 where he served as Chief Executive Officer until September 1998 and as Chairman until April 1999. From 1982 until 1987, Mr. Smith served as Chief Operating Officer of Herman’s Sporting Goods. Prior to Herman’s, Mr. Smith served in executive management positions with other major retailers including Sears & Roebuck, Montgomery Ward, Jefferson Stores and Diana Shops. Mr. Smith also served on the board of directors of Darden Restaurants, Inc. and as the Chairman of the Darden Audit Committee from May 1995 through September 2009. Mr. Smith was appointed the non-executive Chairman of the Board of Directors of Fiesta Restaurant Group on February 27, 2012.

Mr. Smith, as a former senior executive of several major retail organizations, together with service on the boards of directors of several public companies, including Darden Restaurants, Inc., brings significant leadership, management, operational, financial and brand management experience to our Board of Directors.

Brian P. Friedman has served as a Director since July 2, 2009. Mr. Friedman has been President of Jefferies Capital Partners and its predecessors since 1997. Mr. Friedman has also been a director and executive officer of Jefferies Group, Inc. since July 2005 and Chairman of the Executive Committee of Jefferies & Company, Inc. since 2002. Mr. Friedman was previously employed by Furman Selz LLC and its successors, including serving as Head of Investment Banking and a member of its Management and Operating Committees. Prior to his 17 years with Furman Selz and its successors, Mr. Friedman was an attorney with the law firm of Wachtell Lipton Rosen & Katz. Mr. Friedman serves on several boards of directors of private portfolio companies. Aside from the board of directors of Jefferies Group, Inc., Mr. Friedman also serves on the board of the general partner on one public portfolio company, K-Sea Transportation. Pursuant to a letter dated as of July 21, 2011, Mr. Friedman will resign as a member of the Board of Directors of Carrols Restaurant Group effective on the completion of the spin-off of Fiesta Restaurant Group. See “Certain Relationships and Related Party Transactions.”

Having an extensive career in both the legal and investment banking fields, Mr. Friedman brings to our Board of Directors significant experience related to the business and financial issues facing public corporations. In addition, through Mr. Friedman’s service on the boards of a number of his firm’s past and current portfolio companies, he combines significant executive experience with his knowledge of the strategic, financial and operational issues of retail companies.

Nicholas Daraviras has served as a Director since July 2, 2009. Mr. Daraviras is a Managing Director of Jefferies Capital Partners. Mr. Daraviras has been employed with Jefferies Capital Partners or its predecessors since 1996. Mr. Daraviras has served on the board of The Sheridan Group, Inc. since 2003 and on the board of Edgen Murray II, L.P. or its predecessors since February 2005. He also serves on several boards of directors of private portfolio companies of Jefferies Capital Partners.

Mr. Daraviras brings significant experience with the strategic, financial and operational issues of retail companies in connection with his service on the boards of a number of his firm’s past and current portfolio companies.

Joel M. Handel has served as a Director since 2006. Since November 2008, Mr. Handel has been a partner in the law firm Seyfarth Shaw LLP. From 2001 until joining Seyfarth Shaw, Mr. Handel was a partner in the law firm of Brown Raysman Millstein Felder & Steiner LLP which merged with and became a part of Thelen Reid Brown Raysman & Steiner on December 1, 2006. From 1976 to 2001 he was managing partner of the law firm of Baer Marks & Upham LLP.

Mr. Handel has over 30 years experience as a partner in several major law firms and has a formal background and training in accounting and tax law. He has represented numerous public corporations and has been involved with numerous mergers and acquisitions and other corporate transactions and has significant expertise related to the business, financial, and legal issues facing public companies.

Alan Vituli was the Chairman of the Board of Directors of Carrols Restaurant Group and a Director of Carrols Restaurant Group from 1986 to January 2012 and was also the Chief Executive Officer of Carrols Restaurant Group from March 1992 to December 2011. Mr. Vituli currently serves on the board of directors of Ruth’s Hospitality Group, Inc. Pursuant to a letter agreement dated as of November 1, 2011, on December 31, 2011, Mr. Vituli retired as Chief Executive Officer of Carrols Restaurant Group on December 31, 2011. Mr. Vituli also retired as Chairman of the Board of Directors of Carrols Restaurant Group and resigned as a Director of Carrols Restaurant Group on January 16, 2012. Additionally, Mr. Vituli ceased to be a Director and the non-executive Chairman of the Board of Directors of Fiesta Restaurant Group on February 27, 2012.

Executive Officers

Effective on the completion of the spin-off of Fiesta Restaurant Group, Joseph A. Zirkman, James E. Tunnessen and Michael A. Biviano will resign as executive officers of Carrols Restaurant Group. Following the completion of the spin-off of Fiesta Restaurant Group, Paul R. Flanders will serve as the interim Chief Financial Officer of Fiesta Restaurant Group until such time as it hires a permanent Chief Financial Officer.

Name	Age	Position
Daniel T. Accordino	60	Chief Executive Officer and President and Former Chief Operating Officer
Tim Taft	53	Chief Executive Officer and President, Fiesta Restaurant Group, Inc.
Paul R. Flanders	55	Vice President, Chief Financial Officer and Treasurer
Joseph A. Zirkman	51	Vice President, General Counsel and Secretary
Timothy J. LaLonde	55	Vice President, Controller
Michael A. Biviano	54	Executive Vice President, Taco Cabana
James E. Tunnessen	56	Executive Vice President, Pollo Tropical
Alan Vituli	70	Former Chief Executive Officer and Former Chairman of the Board of Directors

Tim Taft has been the Chief Executive Officer and President of Fiesta Restaurant Group, Inc, since August 2011. Mr. Taft was the Chief Executive Officer of Souper Salad, Inc., a Texas based soup and salad bar restaurant chain between 2008 and 2010. From 2005 to 2007, Mr. Taft was the Chief Executive Officer and President of Pizza Inn, Inc., a Texas based pizza restaurant chain. From 1994 to 2005, Mr. Taft held various officer and executive officer positions, including from 2001 to 2005 as President and Chief Operating Officer, of Whataburger, Inc., a Texas based hamburger restaurant chain with more than 700 locations in ten states.

Paul R. Flanders has been Vice President, Chief Financial Officer and Treasurer since April 1997. Before joining us, he was Vice President-Corporate Controller of Fay’s Incorporated, a retail chain, from 1989 to 1997, and Vice President-Corporate Controller for Computer Consoles, Inc., a computer systems manufacturer, to 1989. Mr. Flanders was also associated with the accounting firm of Touche Ross & Co. from 1977 to 1982.

Joseph A. Zirkman has been Vice President and General Counsel since January 1993. He was appointed Secretary in February 1993. Before joining us, Mr. Zirkman was an associate with the New York City law firm of Baer Marks & Upham beginning in 1986.

Timothy J. LaLonde has been Vice President, Controller since July 1997. Before joining us, he was a controller at Fay’s Incorporated, a retailing chain, from 1992 to 1997. Prior to that, he was a Senior Audit Manager with the accounting firm of Deloitte & Touche LLP, where he was employed since 1978.

Michael A. Biviano has been Executive Vice President of Taco Cabana since January 2002. Prior to that, he was Vice President—Regional Director of Operations for our Burger King restaurants since 1989, having served as a district supervisor since 1983. Mr. Biviano has been an employee of ours since 1973.

James E. Tunnessen has been Executive Vice President of Pollo Tropical since August 2003. Prior to that he was Vice President—Regional Director of Operations for our Burger King restaurants since 1989, having served as a district supervisor from 1979. Mr. Tunnessen has been an employee of ours since 1971.

For biographical information of Alan Vituil and Daniel T. Accordino, please see “—,“Board of Directors”.

Family Relationships

There are no family relationships between any of our executive officers or directors.

Committees of the Board

The standing committees of our Board of Directors consist of an Audit Committee, a Compensation Committee, a Corporate Governance and Nominating Committee, and a Finance Committee. Our Board of Directors may also establish from time to time any other committees that it deems necessary or advisable.

Audit Committee

Our Audit Committee consists of Messrs. Wilhite, Smith and Handel, with Mr. Smith serving as the Chairman of the Audit Committee. All three current members of the Audit Committee satisfy the independence requirements of Rule 10A-3 of the Exchange Act and Rule 5605 of the NASDAQ listing standards. Each member of our Audit Committee is financially literate. In addition, Mr. Smith serves as our Audit Committee “financial expert” within the meaning of Item 407 of Regulation S-K of the Securities Act and has the financial sophistication required under the NASDAQ listing standards. Our Audit Committee, among other things:

•	reviews our annual and interim financial statements and reports to be filed with the SEC;

•	monitors our financial reporting process and internal control system;

•	appoints and replaces our independent outside auditors from time to time, determines their compensation and other terms of engagement and oversees their work;

•	oversees the performance of our internal audit function;

•	conducts a review of all related party transactions for potential conflicts of interest and approves all such related party transactions;

•

establishes procedures for the receipt, retention and treatment of complaints regarding accounting, internal accounting controls or auditing matters and the confidential anonymous submission by employees of concerns regarding questionable accounting or auditing matters; and

•	oversees our compliance with legal, ethical and regulatory matters.

The Audit Committee has the sole and direct responsibility for appointing, evaluating and retaining our independent registered public accounting firm and for overseeing their work. All audit services to be provided to us and all permissible non-audit services, other than de minimis non-audit services, to be provided to us by our independent registered public accounting firm are approved in advance by our Audit Committee. The Audit Committee has adopted a formal written Audit Committee charter that complies with the requirements of the Exchange Act and the NASDAQ listing standards. A copy of the Audit Committee charter is available on the investor relations section of our website at www.carrols.com.

Audit Committee Report

Carrols Restaurant Group’s management has the primary responsibility for the financial statements and the reporting process, including Carrols Restaurant Group’s system of internal controls and disclosure controls and procedures. The independent registered public accounting firm audits Carrols Restaurant Group’s financial statements and expresses an opinion on the financial statements based on their audit. The independent registered public accounting firm also performs an annual audit of Carrols Restaurant Group’s system of internal control over financial reporting and expresses an opinion on these internal controls based on their audit. The Audit Committee oversees on behalf of the Board of Directors (i) the accounting, financial reporting and internal control processes of Carrols Restaurant Group and (ii) the audits of the financial statements and internal controls of Carrols Restaurant Group. The Audit Committee operates under a written charter adopted by the Board of Directors.

Carrols Restaurant Group has an Internal Audit Department that reports to the Audit Committee. The Audit Committee reviews and approves the internal audit plan once a year and receives periodic updates of internal audit activity in meetings held at least quarterly throughout the year. Updates include discussions of audit project results, as well as quarterly assessments of internal controls.

The Audit Committee has met and held discussions with management and Deloitte & Touche LLP (“Deloitte”), Carrols Restaurant Group’s independent registered public accounting firm. Management represented to the Audit Committee that Carrols Restaurant Group’s financial statements for the year ended December 31, 2011 were prepared in accordance with generally accepted accounting principles. The Audit Committee discussed the financial statements with both management and Deloitte. The Audit Committee also discussed with Deloitte the matters required to be discussed by Statement on Auditing Standards No. 114, as amended “Communication with Audit Committees” and Public Company Accounting Oversight Board’s (PCAOB) Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting That is Integrated with an Audit of Financial Statements.” The Audit Committee also discussed with Deloitte the firm’s independence from Carrols Restaurant Group and management, including the independent auditors’ written disclosures required by Independent Standards Board Standard No. 1 (Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees) as adopted by the PCAOB.

The Audit Committee also discussed with Deloitte the overall scope and plans for the audit. The Audit Committee met with Deloitte both with and without management, to discuss the results of their examination, the evaluation of Carrols Restaurant Group’s internal controls and the overall quality of the Carrols Restaurant Group’s financial reporting.

Management has completed its annual documentation, testing, and evaluation of Carrols Restaurant Group’s system of internal control over financial reporting in response to the requirements set forth in Section 404 of the Sarbanes-Oxley Act of 2002 and related regulations. The Audit Committee met periodically, both independently and with management, to review and discuss Carrols Restaurant Group’s compliance with Section 404, including PCAOB Auditing Standard No. 5 regarding the audit of the system of internal control over financial reporting. The Audit Committee also met periodically with Deloitte to discuss our internal controls and the status of Carrols Restaurant Group’s annual Section 404 compliance efforts. At the conclusion of the process, management provided the Audit Committee with a report on the effectiveness of Carrols Restaurant Group’s internal control over financial reporting. The Audit Committee continues to oversee Carrols Restaurant Group’s efforts related to its internal controls.

Based on the foregoing, we have recommended to the Board of Directors that Carrols Restaurant Group’s audited financial statements be included in its Annual Report on Form 10-K for the year ended December 31, 2011, for filing with the Securities and Exchange Commission.

Audit Committee
Jack A. Smith, Chairman
Clayton E. Wilhite
Joel M. Handel

Compensation Committee

Our Compensation Committee consists of Messrs. Smith, Friedman and Wilhite, with Mr. Wilhite serving as the Chairman of the Compensation Committee. All of these members of our Compensation Committee are “independent” as defined under Rule 5605 of the NASDAQ listing standards. The purpose of our Compensation Committee is to discharge the responsibilities of our Board of Directors relating to compensation of our executive officers. Our Compensation Committee, among other things:

•	provides oversight on the development and implementation of the compensation policies, strategies, plans and programs for our outside directors and disclosure relating to these matters; and

•	reviews and approves the compensation of our Chief Executive Officer and the other executive officers of us and our subsidiaries.

The processes and procedures by which the Compensation Committee considers and determines executive officer compensation and outside directors’ compensation are described in the Compensation Discussion and Analysis included in this Annual Report During the 2010 fiscal year, the Compensation Committee retained Mercer (US) Inc. (“Mercer”) to review our compensation policies, plans and amounts for the CEO and other executive officers, including the Named Executive Officers. The role of Mercer in determining or recommending the amount or form of executive and director compensation, the nature and scope of Mercer’s assignment and the material elements of the instructions or directions given to Mercer with respect to the performance of their duties under the engagement are described in the Compensation Discussion and Analysis included in this Annual Report on Form 10-K. The Compensation Committee may form one or more subcommittees, each of which shall take such actions as shall be delegated by the Compensation Committee. The Compensation Committee has adopted a formal, written Compensation Committee charter that complies with SEC rules and regulations and the NASDAQ listing standards. A copy of the Compensation Committee charter is available on the investor relations section of our website at www.carrols.com.

Corporate Governance and Nominating Committee

Our Corporate Governance and Nominating Committee consists of Messrs. Handel and Wilhite, with Mr. Handel serving as the Chairman of the Corporate Governance and Nominating Committee. All of these members are “independent” as defined under Rule 5605 of the NASDAQ listing standards. Our Corporate Governance and Nominating Committee, among other things:

•

establishes criteria for Board of Directors and committee membership and recommends to our Board of Directors proposed nominees for election to the Board of Directors and for membership on committees of the Board of Directors;

•	makes recommendations regarding proposals submitted by our stockholders; and

•	makes recommendations to our Board of Directors regarding corporate governance matters and practices.

The Corporate Governance and Nominating Committee has adopted a formal written Corporate Governance and Nominating Committee charter that complies with SEC rules and regulations and the NASDAQ listing standards. A copy of the Corporate Governance and Nominating Committee charter is available on the investor relations section of our website at www.carrols.com.

Nominations For The Board Of Directors

The Corporate Governance and Nominating Committee of the Board of Directors considers director candidates based upon a number of qualifications. The qualifications for consideration as a director nominee vary according to the particular area of expertise being sought as a complement to the existing composition of the Board of Directors. At a minimum, however, the Corporate Governance and Nominating Committee seeks candidates for director who possess:

•	the highest personal and professional ethics, integrity and values;

•	the ability to exercise sound judgment;

•	the ability to make independent analytical inquiries;

•	willingness and ability to devote adequate time, energy and resources to diligently perform Board and Board committee duties and responsibilities; and

•	a commitment to representing the long-term interests of the stockholders.

In addition to such minimum qualifications, the Corporate Governance and Nominating Committee takes into account the following factors when considering a potential director candidate:

•	whether the individual possesses specific industry expertise and familiarity with general issues affecting our business; and

•	whether the person would qualify as an “independent” director under SEC and NASDAQ rules.

The Corporate Governance and Nominating Committee has not adopted a specific diversity policy with respect to identifying nominees for director. However, the Corporate Governance and Nominating Committee takes into account the importance of diversified Board of Directors membership in terms of the individuals involved and their various experiences and areas of expertise.

The Corporate Governance and Nominating Committee shall make every effort to ensure that the Board of Directors and its committees include at least the required number of independent directors, as that term is defined by applicable standards promulgated by NASDAQ and/or the SEC. Backgrounds giving rise to actual or perceived conflicts of interest are undesirable. In addition, prior to nominating an existing director for re-election to the Board of Directors, the Corporate Governance and Nominating Committee will consider and review such existing director’s Board and Committee attendance and performance, independence, experience, skills and the contributions that the existing director brings to the Board of Directors.

The Corporate Governance and Nominating Committee has not in the past relied upon third-party search firms to identify director candidates, but may employ such firms if so desired. The Corporate Governance and Nominating Committee generally relies upon, receives and reviews recommendations from a wide variety of contacts, including current executive officers, directors, community leaders, and stockholders as a source for potential director candidates. The Board of Directors retains complete independence in making nominations for election to the Board of Directors.

The Corporate Governance and Nominating Committee will consider qualified director candidates recommended by stockholders in compliance with our procedures and subject to applicable inquiries. The Corporate Governance and Nominating Committee’s evaluation of candidates recommended by stockholders does not differ materially from its evaluation of candidates recommended from other sources. Pursuant to our amended and restated bylaws, any stockholder may recommend nominees for director not less than 90 days nor more than 120 days in advance of the anniversary date of the immediately preceding annual meeting of stockholders, by writing to Joseph A. Zirkman, Vice President, General Counsel and Secretary, Carrols Restaurant Group, Inc., 968 James Street, Syracuse, NY 13203, giving the name, company stockholdings and contact information of the person making the nomination, the candidate’s name, address and other contact information, any direct or indirect holdings of our securities by the nominee, any information required to be disclosed about directors under applicable securities laws and/or stock exchange requirements, information regarding related party transactions with us, the nominee and/or the stockholder submitting the nomination, and any actual or potential conflicts of interest, the nominee’s biographical data, current public and private company affiliations, employment history and qualifications and status as “independent” under applicable securities laws and/or stock exchange requirements. All of these communications will be reviewed by our Secretary and forwarded to Joel M. Handel, the Chairman of the Corporate Governance and Nominating Committee, for further review and consideration in accordance with this policy. Any such stockholder recommendation should be accompanied by a written statement from the candidate of his or her consent to be named as a candidate and, if nominated and elected, to serve as a director.

Finance Committee

Our Finance Committee consists of Messrs. Handel and Daraviras, with Mr. Daraviras serving as the Chairman of the Finance Committee. Paul Flanders, our Vice President, Chief Financial Officer and Treasurer, serves as a non-Board advisor of the Finance Committee. Our Finance Committee, among other things:

•

Reviews and provides guidance to our Board of Directors and management about policies relating to our working capital; stockholder dividends and distributions; share repurchases; significant investments; capital and debt issuances; material financial strategies and strategic investments; and other transactions or financial issues that management desires to have reviewed by the Finance Committee; and

•	Obtains or performs an annual evaluation of the Committee’s performance and makes applicable recommendations.

Board Leadership Structure and Role in Risk Oversight

Board Leadership

Our Board of Directors does not currently have a lead independent director. Our Board of Directors believes that our current model of a separate individual serving as the Chairman of the Board of Directors and as the Chief Executive Officer is the appropriate leadership structure for us at this time given the recent retirement of Mr. Vituli. The Board of Directors believes that each of the possible leadership structures for a board has its particular pros and cons, which must be considered in the context of the specific circumstances, culture and challenges facing a company, and that such consideration falls squarely on the shoulders of a company’s board and necessitates a diversity of views and experiences. The Board of Directors has determined that having an independent director serve as Chairman of the Board of Directors is in the best interest of our stockholders at this time given the recent retirement of Mr. Vituli. This structure ensures a greater role for the independent directors in the oversight of Carrols Restaurant Group, active participation of the independent directors in setting agendas and establishing the Board of Directors’ priorities and procedures, including with respect to our corporate governance. Further, this structure permits the Chief Executive Officer to focus on the management of our day-to-day operations and the execution of our strategy, while at the same time participating in the establishment of such strategy in his capacity as an employee director.

Risk Oversight

Our Board of Directors believes that oversight of risk management is the responsibility of the full Board of Directors, with support from its committees and senior management. The Board of Directors’ principal responsibility in this area is to ensure that sufficient resources, with appropriate technical and managerial skills, are provided throughout Carrols Restaurant Group to identify, assess and facilitate processes and practices to address serious risks. We believe that the current leadership structure enhances the Board of Directors’ ability to fulfill this oversight responsibility, as each of the Chairman and the Chief Executive Officer is able to focus the Board of Directors’ attention on the key risks facing us.

Some risks, particularly those relating to normal operating liabilities, the protection against physical loss or damage to our facilities, and the possibility of business interruption resulting from a large loss event, are contained and managed by legal contracts of insurance. Our insurance contracts are reviewed, managed and procured by our Risk Management and Legal departments to optimize their completeness and efficacy, and our Vice President of Human Resources advises the Board of Directors on matters relating to insurance as appropriate. Periodic presentations are made to the Board of Directors to identify and discuss risks and risk control and the Board of Directors members, and particularly the Audit Committee assesses and oversees risk as a component of their review of the business and financial activity of Carrols Restaurant Group.

Code of Ethics

We have adopted written codes of ethics applicable to our directors, officers and employees in accordance with the rules of the SEC and the NASDAQ listing standards. We make our codes of ethics available free of charge on the investor relations section of our website at www.carrols.com. We will disclose on our website amendments to or waivers from our codes of ethics in accordance with all applicable laws and regulations.

Section 16(A) Beneficial Ownership Reporting Compliance

Based upon a review of the filings furnished to us pursuant to Rule 16a-3(e) promulgated under the Exchange Act, and on representations from our executive officers and directors and persons who beneficially own more than 10% of our common stock, all filing requirements of Section 16(a) of the Exchange Act were complied with in a timely manner during the year ended December 31, 2011.

Stockholder Communications With The Board Of Directors

Any stockholder or other interested party who desires to communicate with our Chairman of the Board of Directors or any of the other members of the Board of Directors may do so by writing to: Board of Directors, c/o Clayton E. Wilhite, Chairman of the Board of Directors, Carrols Restaurant Group, Inc., 968 James Street, Syracuse, NY 13203. Communications may be addressed to the Chairman of the Board, an individual director, a Board of Directors committee, the non-management directors or the full Board of Directors. Communications will then be distributed to the appropriate directors unless the Chairman determines that the information submitted constitutes “spam,” pornographic material and/or communications offering to buy or sell products or services.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview

Our Compensation Committee has responsibility for determining and approving the compensation programs for our Chief Executive Officer (the “CEO”) and our other executive officers named in the Summary Compensation Table (the “Named Executive Officers”). As described below, the principal elements of our compensation programs include base salary, annual bonus, long-term incentives including restricted stock and the ability to defer the receipt of current compensation. Our CEO recommends to the Compensation Committee the base salary, annual bonus and long term compensation levels for the other Named Executive Officers.

Other than cash bonuses under our Executive Bonus Plan, the compensation paid to or earned by the Named Executive Officers in the 2010 fiscal year was, for the most part, approved by the Compensation Committee as part of a comprehensive compensation plan put in place in connection with our December 2006 IPO. Towers Perrin, a nationally recognized, independent consulting firm, was retained prior to the IPO to conduct an analysis of major elements of our executive compensation program, including an analysis of base compensation for our CEO and other executive officers, including the Named Executive Officers, compared to relevant peer companies based on data available at that time. At the time of the IPO and during the immediately succeeding fiscal years, we believed that our executive compensation plans and amounts were comparable to those offered by other restaurant companies with which we compete for executive talent.

During the 2010 fiscal year, our Compensation Committee retained Mercer to review our compensation policies, plans and amounts for the CEO and other executive officers, including the Named Executive Officers and make recommendations relating to the executive compensation program for 2011. Mercer worked exclusively for the Compensation Committee and did not and does not perform any other work on behalf of management or us. Mercer’s role with the Compensation Committee was to provide independent advice. The Compensation Committee did not delegate authority to Mercer or to other parties and does not delegate authority to other parties. The Compensation Committee engaged Mercer to review current issues in executive compensation, review our current executive compensation strategy, review our current executive compensation program against the market and review stockholder value drivers and our incentive plan structure against the market and our current strategy. The scope of Mercer’s engagement was to provide a market check and broad based third party survey to help the Compensation Committee better understand the then current executive compensation practices. During the 2010 fiscal year, Mercer presented findings of an Executive Compensation Review (including our top 10 salaried executives) and Contract Assessment (including the employment agreements of Messrs. Vituli and Accordino) and prepared and presented a summary of the key findings of the Executive Compensation Review and Contract Assessment and the implications for our executive compensation strategy and programmatic outcomes. Mercer also identified potential items to refine in our executive compensation program that the Compensation Committee may want to consider. The Compensation Committee reviewed and considered Mercer’s report and recommendations and determined that such recommendations were not material as a whole in nature and in scope to warrant changes to our executive compensation program for 2011. However, one of Mercer’s recommendations was that we use a mix of stock options, restricted stock and/or performance shares for long term incentive executive compensation. The Compensation Committee, based on its own review of our long term incentive executive compensation and, to a lesser extent, on Mercer’s recommendations, recommended to us and our Board of Directors that we replace the use of stock option grants with restricted stock grants in connection with the long-term incentive component of our overall compensation plan beginning in 2011 as further described herein.

Objectives of Compensation Program

The primary objectives of our executive compensation programs are to enable us to attract and retain executives with the requisite qualifications and experience to achieve our business objectives. We accomplish this by utilizing compensation programs that encourage, recognize and reward individual performance and tie a portion of compensation to long-term company performance. Our programs were designed to permit flexibility in establishing compensation for each individual based upon job responsibilities, individual performance and our results. Our programs were also designed to provide incentives to improve short term performance, achieve long-term sustainable growth in earnings and align the interests of our executive team with our stockholders.

While the Compensation Committee is primarily responsible for the overall oversight of our executive compensation, the CEO, with the assistance of other members of management, provides recommendations with respect to compensation for the other executive officers.

The Compensation Committee believes that the CEO’s input is valuable in determining the compensation of other executive officers given his day to day role in Carrols Restaurant Group and his responsibility in establishing and implementing our strategic plans. Therefore, while the Compensation Committee has been and will be primarily responsible for determining executive compensation, the CEO will continue to provide his input and recommendations to the Compensation Committee with respect to compensation for the other executive officers.

Elements of Our Compensation Programs

Our executive compensation program has consisted of short-term compensation (salary and annual incentive bonus) and long-term compensation (stock options or, beginning in the 2011 fiscal year, restricted stock) to achieve our goal of improving earnings and achieving long term sustainable growth in revenues and earnings which we believe constitutes alignment with stockholders’ interests.

The Role of Stockholder Say-on-Pay Votes

Our Board of Directors, Compensation Committee, and management value the opinions of our stockholders. We provide our stockholders with the opportunity to cast an advisory vote to approve named executive officer compensation every three years, or Say-on-Pay. Although the advisory Say-On-Pay vote is non-binding, our

Compensation Committee has considered the outcome of the vote when making compensation decisions for Named Executive Officers. At our annual meeting of stockholders held in June 2011, approximately 90.55% of the stockholders who voted on the Say-on-Pay proposal voted in favor of the proposal. Our Compensation Committee believes that this evidences our stockholders’ support for our approach to executive compensation, which did not change during 2011 as a result of the stockholder vote. Our Compensation Committee will continue to consider the outcome of our Say-on-Pay votes when making future compensation decisions for our Named Executive Officers.

Short-Term Compensation

Base Salary. The Compensation Committee annually reviews and approves the base salaries of our executive officers based upon recommendations from our CEO. Increases are not preset and typically take into account the individual’s performance, responsibilities of the position, potential to contribute to our long term objectives, management skills, future potential and periodically from competitive data. Our executive compensation plan in place since the IPO was designed to compensate our CEO and executive officers, including the Named Executive Officers, with modest annual increases in base salaries combined with the opportunity to earn up to approximately double the amount of base salary in annual cash incentive bonuses based on Carrols Restaurant Group and individual performance, in order to align the interests of our CEO and Named Executive Officers with those of our stockholders.

Factors considered in base salary planning included our performance, budgetary and cost containment issues, competitive market data (from time to time) and current salary levels, as appropriate. At the end of the year, the CEO evaluates each Named Executive Officer’s performance and expected future contributions.

For the 2011 fiscal year, the base salaries of our CEO until December 31, 2011, Alan Vituli, and our current President and our former Chief Operating Officer until December 31, 2011 (and our current Chief Executive Officer since January 1, 2012), Daniel T. Accordino (“President”), were determined pursuant to employment agreements with each of Mr. Vituli and Mr. Accordino, which became effective in December 2006, which were amended and restated as of December 13, 2008 and which expired on December 31, 2011 as further described below. Under such employment agreements, the base salaries for Mr. Vituli and Mr. Accordino in the 2011 fiscal year were fixed at $692,896 and $543,697 per year, respectively, representing a 0% increase over the prior year for Mr. Vituli and a 2% increase over the prior year for Mr. Accordino. The employment agreements provided that the base salaries of Messrs. Vituli and Accordino may be increased annually at the sole discretion of the Compensation Committee.

On November 1, 2011, upon approval by the Compensation Committee, we and Mr. Vituli mutually agreed to not renew Mr. Vituli’s employment agreement with us and Carrols. Mr. Vituli’s employment agreement expired on December 31, 2011 according to its terms. Mr. Vituli and we agreed that Mr. Vituli would remain as our Chief Executive Officer through and including December 31, 2011, and on such date, Mr. Vituli retired as Chief Executive Officer of Carrols Restaurant Group. Mr. Accordino was appointed Chief Executive Officer of Carrols Restaurant Group effective January 1, 2012. In addition, we and Mr. Vituli agreed that Mr. Vituli would resign and retire as the Chairman of our Board of Directors, and would resign as a Director of Carrols Restaurant Group upon Carrols Restaurant Group naming a successor to Mr. Vituli as the Chairman of our Board of Directors. Mr. Vituli retired as the Chairman of our Board of Directors and resigned as a Director of Carrols Restaurant Group on January 16, 2012. Clayton E. Wilhite was appointed the non-executive Chairman of our Board of Directors on January 16, 2012. We and Mr. Vituli also agreed that, for a period commencing on January 16, 2012, the date that Mr. Vituli ceased to be a member of our Board of Directors, and ending on November 1, 2013, Mr. Vituli will have the right to attend and observe any meeting of our Board of Directors and Mr. Vituli will be reimbursed for his out-of-pocket expenses incurred in connection with attending such meetings in accordance with our expense reimbursement policy for our directors then in effect.

On November 1, 2011, we and Mr. Accordino mutually agreed that Mr. Accordino would become Carrols Restaurant Group’s President and Chief Executive Officer effective on January 1, 2012 (the “Effective Date”).

We and Mr. Accordino also mutually agreed to not renew Mr. Accordino’s employment agreement with us and Carrols. In addition, Mr. Accordino entered into a new employment agreement with us and Carrols LLC, which became effective on the Effective Date, on terms substantially similar to the prior employment agreement between Mr. Accordino and us and Carrols, and as described below. The terms of Mr. Accordino’s new employment agreement were approved by our Compensation Committee.

In the 2011 fiscal year, most of our executive officers, including the other Named Executive Officers, received a 2% increase in their respective base salaries over the levels established for the 2010 fiscal year.

Annual Incentive Bonus Payments. Annual cash bonuses have been an important component of our compensation program for our executive officers and the Executive Bonus Plan has been approved by the Compensation Committee. Our Executive Bonus Plan has been established annually by the Compensation Committee and measures performance throughout our fiscal year. Under our Executive Bonus Plan, annual incentive bonus payments are typically paid in March based on performance for the prior fiscal year.

Each of the Named Executive Officers has been eligible to receive a maximum annual incentive bonus ranging from 90% to 105% of base salary, depending on position. With respect to each of the Named Executive Officers other than James E. Tunnessen and Michael A. Biviano, the majority of the potential bonus payments have been tied to the level of increase in earnings per share (“EPS”) (as defined and measured under the Executive Bonus Plan) and provided for larger payments to the extent that those thresholds are exceeded. Half of the potential bonus payment for Mr. Tunnessen has been tied to the level of increase in segment value of Pollo Tropical (as defined and measured under the Pollo Tropical Executive Bonus Plan). Half of the potential bonus payment for Mr. Biviano has been tied to the level of increase in segment value of Taco Cabana (as defined and measured under the Taco Cabana Executive Bonus Plan).

The maximum bonus of Mr. Accordino, our current CEO and former Chief Operating Officer during the 2011 fiscal year, was established at 100% of his base salary and was based solely on our financial performance and the increase in EPS in the 2011 fiscal year as compared to the greater of EPS for the 2010 fiscal year or the average EPS for the fiscal years 2010, 2009, and 2008. Under the Executive Bonus Plan, EPS was defined as the earnings per share of Carrols Restaurant Group (based on fully diluted shares outstanding) in accordance with GAAP, excluding, at the Compensation Committee’s reasonable discretion, gains or losses that are extraordinary, unusual or non-recurring and may also be based on pro forma calculations. Specifically excluded under the plan in 2011 and 2010 were gains and losses on the sales of real estate, the effect of the 53rd week in 2009, gains from insurance settlements and gains or losses on the extinguishment of debt. Under the plan, no adjustments were made for unusual events in the ordinary course including, among other things, reserves for or impairment of assets, hurricanes and changes in commodity costs. Pro forma adjustments to interest expense were made at the discretion of the Compensation Committee for our refinancing, to exclude expenses related to the spin-off of Fiesta Restaurant Group and to exclude certain non-recurring stock compensation expense for the former CEO’s 2010 restricted stock award. Under the Executive Bonus Plan, if we achieved at least a 7% increase in EPS in the 2011 fiscal year as compared to the greater of the EPS for the 2010 fiscal year or the average of the EPS for the fiscal years 2010, 2009, and 2008 (as determined by the Compensation Committee in accordance with the plan), Mr. Accordino was entitled to receive a bonus at the rate of 2.5% of his respective base compensation for each 1% increase in excess of the minimum of 7%, up to the maximum percentage of base salary set forth above. EPS, as calculated in accordance with the terms of the Executive Bonus Plan, was $0.596 per share in the 2011 fiscal year, an increase compared to $0.506 for the average of the prior three years (which was greater than EPS in the 2010 fiscal year), which resulted in our current CEO earning an incentive bonus of $146,526 for the 2011 fiscal year or 27% of his base salary.

Our former CEO’s maximum bonus was established at 105% of his base salary. Fifty (50%) percent of the bonus was based on our financial performance and the increase in EPS using similar calculations as were used in calculating the increase in EPS portion of our current CEO’s bonus described above, with the exception of the pro forma stock compensation expense adjustment related to the former CEO’s restricted stock award in 2011. As a result of the increase in EPS, as calculated, Mr. Vituli earned an incentive bonus of $58,723 for the 2011 fiscal year under this portion of the Executive Bonus Plan. The remaining 50% of our former CEO’s bonus was based on his individual attainment of certain specified objectives established by the Compensation Committee related to our refinancing, completing the spin-off of Fiesta Restaurant Group and certain objectives related to the expansion of Fiesta Restaurant Group. The determination of whether the objectives were met by our former CEO was made by the Compensation Committee. The payment of this portion of the bonus is also conditioned, in its entirety, on our achievement of a pre-determined minimum level of total EBITDA, which as defined in the Executive Bonus Plan, was 90% of our budgeted total EBITDA. For the 2011 fiscal year we generated total EBITDA that surpassed the minimum level of total budgeted EBITDA required. Based on Mr. Vituli’s attainment of his respective individual specified objectives, Mr. Vituli earned $121,256, or 17.5% of his base salary. As a result of the foregoing, Mr. Vituli earned a total annual incentive bonus for the 2011 fiscal year of $179,979, or 26% of his base salary.

The following is a reconciliation of EPS for those periods utilized in the calculation of the 2011 bonus, under the Executive Bonus Plan to our diluted net income per share (as set forth in our audited consolidated financial statements or selected financial data contained in this Annual Report on Form 10-K:

	2008	2009	2010	2011
	(amounts per share)
Diluted net income per share	$.591	$1.003	$.545	$.505
Adjustments:
Losses (gains) on extinguishment of debt	(.126)	—	—	.081
Pro forma interest expense adjustment for 2011 refinancing	(.105)	(.132)	(.133)	(.064)
Insurance gains	(.013)	(.017)	(.014)	(.013)
Effect of 53rd week in 2009	—	(.075)	—	—
Expenses related to the spinoff	—	—	—	.056
Stock compensation expense related to our former CEO’s 2011 restricted stock award	—	—	—	.037
Net gains or losses on sales of real estate	—	(.006)	—	(.006)

EPS for Executive Bonus Plan	$.347	$.773	$.398	$.596

Under the Executive Bonus Plan, if we achieved at least a 7% increase in EPS in the 2011 fiscal year as compared to the greater of the EPS for 2010 fiscal year or the average of the EPS for the fiscal years 2010, 2009, and 2008, Paul R. Flanders, our Vice President and Chief Financial Officer would be entitled to receive a bonus at the rate of 1.5% of his base salary for each 1% increase in EPS in excess of the minimum of 7%, up to a maximum of 60% of his base salary. As a result of the increase in EPS, as calculated in accordance with the terms of the Executive Bonus Plan, Mr. Flanders earned an incentive bonus of $44,468 for the 2011 fiscal year under this portion of the Executive Bonus Plan. Mr. Flanders was also eligible to receive a bonus of up to 30% of his base salary, based on his individual attainment of specified goals and objectives established for the year. Payments of that portion of Mr. Flanders’ bonus tied to individual goals are determined based on the discretion of the CEO and the President based on evaluating achievement of Mr. Flanders’ goals and objectives. The determination of whether goals and objectives were met by each Named Executive Officer is not a formulaic, objective or quantifiable standard; rather, the individual performance considerations were just factors (among others) that were generally taken into account in the course of making subjective judgments in connection with the compensation decision. The payment of this portion of the bonus is also conditioned, in its entirety, on the achievement of a pre-determined minimum level of total EBITDA for Carrols Restaurant Group, which as defined in the Executive Bonus Plan, was 90% of our budgeted total EBITDA. For the 2011 fiscal year Carrols Restaurant Group generated total EBITDA that surpassed the minimum level of total budgeted EBITDA required. Based on Mr. Flanders’ attainment of his individual specified goals and objectives, Mr. Flanders earned

$82,501, or 30% of his base salary in incentive bonus compensation for the 2011 fiscal year. In addition, the Compensation Committee determined that based upon Mr. Flanders’ efforts in consummating the refinancing during 2011, and his contributions with respect to the spin-off transaction, he was entitled to a special one-time bonus payment of $150,000. As a result of the foregoing, Mr. Flanders earned a total annual incentive bonus for the 2011 fiscal year of $276,969 , or approximately 101% of his base salary.

Under the Pollo Tropical Executive Bonus Plan, James E. Tunnessen, the Executive Vice President, Pollo Tropical, would receive a bonus if the Pollo Tropical segment value increased more than 7% in the 2011 fiscal year as compared to the 2010 fiscal year and such bonus would be earned at the rate of 1.5% of Mr. Tunnessen’s base salary for each 1% increase in Pollo Tropical segment value in excess of the minimum of 7% up to a maximum bonus of 50% of Mr. Tunnessen’s base salary. Under the plan, Pollo Tropical segment value was based upon a formula starting with Adjusted Segment EBITDA of Pollo Tropical, as adjusted for certain allocated costs, rent payments on lease financing obligations and certain non-recurring items. This calculation was then further reduced for certain capital expenditures, multiplied by a fixed multiple, and then reduced by any Pollo Tropical non-trade indebtedness (as defined in the Pollo Tropical Executive Bonus Plan, but which does not include our senior or subordinated debt). In calculating the change in Pollo Tropical segment value compared to the prior year, further consideration was given to include the effect of the net change in intercompany amounts with Carrols, capital advances, contributions and redemptions. Pollo Tropical segment value for the 2011 fiscal year increased 37.4% over the 2010 fiscal year. Such increase resulted in Mr. Tunnessen earning $140,484, or 45.6% of his salary, in incentive bonus compensation for the 2011 fiscal year. Also, if we achieved at least a 7% increase in EPS (as determined above) in the 2011 fiscal year as compared to the 2010 fiscal year, Mr. Tunnessen would also earn a bonus at the rate of 1.5 of his base salary for each 1% increase in EPS in excess of the minimum of 7% up to a maximum of 17% of his base salary. As a result of the increase in EPS as calculated in accordance with the Pollo Tropical Executive Bonus Plan, Mr. Tunnessen earned an incentive bonus of $49,777 for the 2011 fiscal year under this portion of the Executive Bonus Plan. In addition, Mr. Tunnessen was also eligible to receive a bonus of up to 33% of his base salary, which is based on his attainment of specified goals and objectives established for the year for Mr. Tunnessen and determined and paid in the same manner as provided above for Mr. Flanders. The payment of this portion of the bonus is also conditioned, in its entirety, on the achievement of a predetermined minimum level of EBITDA of Pollo Tropical which, as defined in the Pollo Tropical Executive Bonus Plan, was 90% of budgeted EBITDA for Pollo Tropical. For the 2011 fiscal year Pollo Tropical surpassed the minimum level of budgeted EBITDA required. Consequently, based on Mr. Tunnessen’s attainment of his individual specified goals and objectives, Mr. Tunnessen earned an additional $101,586, or 33% of his base salary, in incentive bonus compensation for the 2011 fiscal year. As a result of the foregoing, Mr. Tunnessen’s earned a total annual incentive bonus for the 2011 fiscal year of $291,847, or 94.8% of his base salary.

Under the Taco Cabana Executive Bonus Plan, Michael Biviano, the Executive Vice President, Taco Cabana, would receive a bonus if the Taco Cabana segment value increased more than 7% in the 2011 fiscal year as compared to the 2010 fiscal year and such bonus would be earned at the rate of 1.5% of Mr. Biviano’s base salary for each 1% increase in Taco Cabana segment value in excess of the minimum of 7% up to a maximum bonus of 50% of Mr. Biviano’s base salary. Under the plan, Taco Cabana segment value was based upon a formula starting with Adjusted Segment EBITDA of Taco Cabana, as adjusted for certain allocated costs, rent payments on lease financing obligations and certain non-recurring items. This calculation was then further reduced for certain capital expenditures, multiplied by a fixed multiple, and then reduced by any Taco Cabana non-trade indebtedness (as defined in the Taco Cabana Executive Bonus Plan, but which does not include our senior or subordinated debt). In calculating the change in Taco Cabana segment value compared to the average of the prior three years (which was greater than segment value in the 2010 fiscal year), further consideration was given to include the effect of the net change in intercompany amounts with Carrols, capital advances, contributions and redemptions. Taco Cabana segment value for the 2011 fiscal year increased 16.2%. Such increase resulted in Mr. Biviano earning an additional $42,266, or 13.7% of his salary, in incentive bonus compensation for the 2011 fiscal year. Also, if we achieved at least a 10% increase in EPS (as determined above)

in the 2011 fiscal year as compared to the 2010 fiscal year, Mr. Biviano would also earn a bonus at the rate of 1.5% of his base salary for each 1% increase in EPS in excess of the minimum of 7% up to a maximum of 17% of his base salary. As a result of the increase in EPS as calculated in accordance with the Taco Cabana Executive Bonus Plan, Mr. Biviano earned an incentive bonus of $49,777 for the 2011 fiscal year under this portion of the Executive Bonus Plan. In addition, Mr. Biviano was also eligible to receive a bonus of up to 33% of his base salary, which is based on his attainment of specified goals and objectives established for the year for Mr. Biviano and determined and paid in the same manner as provided above for Mr. Flanders. The payment of this portion of the bonus is also conditioned, in its entirety, on the achievement of a predetermined minimum level of EBITDA of Taco Cabana which, as defined in the Taco Cabana Executive Bonus Plan, was 90% of budgeted EBITDA for Taco Cabana. For the 2011 fiscal year Taco Cabana surpassed the minimum level of budgeted EBITDA required. Consequently, based on Mr. Biviano’s attainment of his individual specified goals and objectives, Mr. Biviano earned an additional $101,586, or 33% of his base salary, in incentive bonus compensation for the 2011 fiscal year. As a result of the foregoing, Mr. Biviano’s earned a total annual incentive bonus for the 2011 fiscal year of $193,629, or 62.9% of his base salary.

Long-Term Compensation

The long-term incentive compensation utilized by us for our senior management has been an equity based compensation plan designed to create alignment of senior management’s interests with those of our long term stockholders. Based upon the recommendation of our Compensation Committee and the approval of our Board of Directors, beginning in fiscal year 2011 we replaced the use of stock option grants which we previously granted to our CEO and executive officers, including the Named Executive Officers, with restricted stock grants in connection with the long-term incentive component of our overall compensation plan. Our Compensation Committee and our Board of Directors agreed that the use of restricted stock grants would be a more efficient and effective mechanism to create alignment of senior management’s interests with those of our long term stockholders. As a result, in January 2011 we awarded restricted stock grants to our former CEO and our executive officers, including the Named Executive Officers, based on job responsibilities and rewarding individual performance and also taking into account the number of shares of our common stock available for grant and issuance under our 2006 Stock Incentive Plan, as amended (the “Plan”). Restricted stock grants utilized in the Plan have a time-based vesting schedule (other than the grant of restricted stock to our former CEO which vests based on certain performance and other criteria, including his death, disability or retirement from Carrols Restaurant Group) with a certain percentage of options vesting over a period of time established by the Compensation Committee under our Plan. During the 2011 fiscal year, our Compensation Committee established a policy with respect to granting restricted stock under our Plan similar to the policy previously established for the granting of stock options. The Compensation Committee established a policy to annually grant restricted stock to employees, including the Named Executive Officers, on each January 15 (with an alternative date of July 15 for new employees or employees promoted after January 15). Accordingly, the measurement of the value of any restricted stock grant would be based upon the price of our common stock at the close of business on those respective grant dates. The Compensation Committee would annually grant such restricted stock grants on January 15 based upon recommendations from our CEO, who would provide such recommendations after evaluating the individual performance of our employees (including the Named Executive Officers, other than the CEO). Such performance evaluations coincide with our normal end of year annual review process for employees and senior management. The granting of stock options and restricted stock have been and are an important component of the total compensation package for the Named Executive Officers and is an important retention tool. Because the Compensation Committee’s policy has been to grant stock options or restricted stock annually on a fixed date, the Compensation Committee may have previously, or may in the future grant stock options or restricted stock at a time when it, as well as the CEO and senior management, may be aware of material non-public information that, once made public, could either have a positive or negative effective on the price of our common stock.

2006 Stock Incentive Plan. In connection with our IPO, we adopted our Plan, which provides for the grant of stock options and stock appreciation rights, stock awards, performance awards, outside director stock options and outside director stock awards. Any officer, employee, associate, director and any consultant or advisor providing services to us are eligible to participate in the Plan.

The Plan is administered by the Compensation Committee which approves awards and may base its considerations on recommendations by our CEO. The Compensation Committee has the authority to (1) approve plan participants, (2) approve whether and to what extent stock options, stock appreciation rights and stock awards are to be granted and the number of shares of stock to be covered by each award (other than an outside director award), (3) approve forms of agreement for use under the Plan, (4) determine terms and conditions of awards (including, but not limited to, the option price, any vesting restriction or limitation, any vesting acceleration or waiver or forfeiture, and any right of repurchase, right of first refusal or other transfer restriction regarding any award), (5) modify, amend or adjust the terms and conditions of any award, (6) determine the fair market value, and (7) determine the type and amount of consideration to be received by us for any stock award issued.

In furtherance of our shift to the use of restricted stock grants under our long-term compensation plan, on January 15, 2011 restricted stock grants were made to the made to our former CEO, the Named Executive Officers, and certain other of our employees , including an award of 200,000 shares of restricted stock to our former CEO. The number of shares of restricted stock granted to Mr. Vituli was made in connection with the renewal of Mr. Vituli’s employment agreement which expired on December 31, 2011. Messrs. Accordino, Flanders, Tunnessen and Biviano were granted 15,000 shares, 4,000 shares, 5,000 shares and 5,000 shares, respectively, of restricted stock on January 15, 2011.

Other Benefits

We offer certain other benefits to the CEO and Named Executive Officers as described below. Such benefits are not taken into account in determining such individuals’ base salary, annual incentive bonus or equity based compensation.

Deferred Compensation Plan. We provide certain benefits under The Carrols Corporation and Subsidiaries Deferred Compensation Plan (the “Deferred Compensation Plan”) which is discussed on page 92 of this Annual Report on Form 10-K.

Change of Control and Severance Benefits. For a discussion of change of control arrangements or severance arrangements and the triggers for payments under such arrangements, please see pages 93 through 96 of this Annual Report on Form 10-K under the heading “Potential Payments Upon Termination or Change of Control”.

Other Post-Employment Benefits. The prior employment agreement for Messrs. Vituli and Accordino, respectively, each provided, and the new employment agreement for Mr. Accordino provides, for continued coverage under our welfare and benefits plans for such executive officer and his eligible dependents after cessation of employment with us for the remainder of their respective lives.

Compensation for the Named Executive Officers

As mentioned above, in December 2006, we entered into an employment agreement with our former CEO, Alan Vituli, which became effective as of the Effective Time of our IPO, which employment agreement was amended and restated as of December 13, 2008 and which expired on December 31, 2011. Such amended and restated employment agreement governed the terms of Mr. Vituli’s compensation, including initially establishing his base salary. Mr. Vituli’s former employment agreement is further described on page 88 of this Annual Report on Form 10-K.

Also, as mentioned above, in December 2006, we entered into an employment agreement with our President and, since January 1, 2012, our Chief Executive Officer, Daniel T. Accordino, which became effective in December 2006. This employment agreement was amended and restated as of December 13, 2008 and expired on December 31, 2011. Such amended and restated employment agreement governed the terms of Mr. Accordino’s compensation, including initially establishing his base salary. We entered into a new employment agreement with Mr. Accordino on December 22, 2011 pursuant to a letter agreement dated as of November 1, 2011. Mr. Accordino’s prior and new employment agreements are further described on page 89 of this Annual Report on Form 10-K.

None of the other Named Executive Officers have an employment agreement with us.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based on such review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Compensation Committee

Clayton E. Wilhite, Chairman
Jack A. Smith
Brian P. Friedman

Compensation Committee Interlocks and Insider Participation

The members of the our Compensation Committee for the fiscal year ended December 31, 2011 were Brian P. Friedman, Jack A. Smith and Clayton E. Wilhite. None of the members of the our Compensation Committee were, during such year, an officer of us or any of our subsidiaries or had any relationship with us other than serving as a director. In addition, no executive officer served as a director or a member of the compensation committee of any other entity, other than any subsidiary of ours, one of whose executive officers served as a director or on our Compensation Committee. None of the members of our Compensation Committee had any relationship required to be disclosed under this caption under the rules of the SEC.

SUMMARY COMPENSATION TABLE

The following table summarizes compensation awarded or paid to, or earned by, each of the Named Executive Officers for the fiscal years ended December 31, 2011, 2010 and 2009.

Name and Principal Position	Year	Salary ($)		Bonus (1)($)		Stock Awards (2)($)	Option Awards (2)($)		Non- Equity Incentive Plan Compensation ($)	Change in Nonqualified Deferred Compensation Earnings (3)($)		All Other Compensation ($)	Total ($)
Alan Vituli (4)	2011		$692,896		$179,976	$1,530,000		—	—		—	—		$2,402,872
Former Chairman of the Board and Former Chief Executive Officer	2010 2009	$ $	692,896 672,700	$ $	— 706,343	— —	$ $	276,750 97,565	— —	$ $	52,456 40,800	— —	$ $	1,022,102 1,517,408

Daniel T. Accordino (5)	2011		$543,697		$146,526	$114,750		—	—		—	—		$804,973
President, Chief Executive Officer and Director	2010 2009	$ $	533,032 517,500	$ $	— 517,500	— —	$ $	187,326 72,800	— —	$ $	22,706 39,391	— —	$ $	743,064 1,147,191

Paul R. Flanders	2011		$275,004		$276,969	$30,600		—	—		—	—		$582,573
Vice President, Chief Financial Officer and Treasurer	2010 2009	$ $	263,268 255,600	$ $	78,980 218,538	— —	$ $	31,221 11,375	— —		— —	— —	$ $	373,469 485,513

James E. Tunnessen Executive Vice President, Pollo Tropical	2011 2010 2009	$ $ $	307,836 301,800 293,004	$ $ $	291,847 238,944 238,428	$38,250 — —	$ $	— 31,221 11,375	— — —		— — —	— —	$ $ $	637,933 571,965 542,807

Michael A. Biviano	2011		$307,836		$193,629	$38,250		—	—		$15,710	—		$555,425
Executive Vice President,	2009		$297,157		$—	—		$31,221	—		$11,639	—		$340,017
Taco Cabana	2008		$293,004		$235,018	—		$11,375	—		$4,389	—		$543,786

(1)	We provide bonus compensation to our executive officers based on an individual’s achievement of certain specified objectives and our achievement of specified increases in stockholder value. See “Compensation Discussion and Analysis” above for a discussion of our Executive Bonus Plan. Amounts include cash bonuses paid in fiscal year 2012, 2011 and 2010 with respect to services rendered in fiscal year 2011, 2010 and 2009, respectively.
(2)	The amounts shown represents the aggregate grant date fair value of restricted stock and stock options granted and approved by the Compensation Committee in each of the fiscal years presented and is consistent with the grant date fair value of the award computed in accordance with FASB ASC Topic 718. See Notes 1 and 11 to our consolidated financial statements for the year ended December 31, 2011. There were no forfeitures in 2011, 2010 or 2009 by the Named Executive Officers. These amounts reflect the grant date fair value for these awards and do not correspond to the actual value that will be recognized by the executives. The actual value, if any, that an executive may realize upon exercise of the options will depend on the excess of the stock price over the base value on the date of exercise or for restricted shares, the stock price at the date of vesting, so there is no assurance that the value realized by an executive will be at or near the value estimated by the Black-Scholes model. These grants are included and discussed further in the tables included below under “Outstanding Equity Awards at Fiscal Year-End”.
(3)	These amounts represent the above-market portion of earnings on compensation deferred by the Named Executive Officers under our nonqualified Deferred Compensation Plan. Earnings on deferred compensation are considered to be above-market to the extent that the rate of interest exceeds 120% of the applicable federal long-term rate. At December 31, 2011, 2010 and 2009, 120% of the federal long-term rate was 3.37%, 4.24% and 5.02% per annum, respectively, and the interest rate paid to participants in each year was 8.0% per annum.
(4)	Mr. Vituli retired as Chief Executive Officer of Carrols Restaurant Group on December 31, 2011 and resigned as Chairman of the Board of Directors and as a Director of Carrols Restaurant Group on January 16, 2012.
(5)	Mr. Accordino was appointed Chief Executive Officer of Carrols Restaurant Group effective January 1, 2012.

Vituli Employment Agreement

In December 2006, we and Carrols entered into an employment agreement with Alan Vituli and in December of 2008 we and Carrols entered into an amendment and restatement of such December 2006 employment agreement with Mr. Vituli which expired on December 31, 2011. Pursuant to such employment agreement, Mr. Vituli served as Carrols’ and our Chairman of the Board of Directors and Chief Executive Officer. The employment agreement was subject to automatic renewals for successive one-year terms unless either Mr. Vituli, we or Carrols elected not to renew the employment agreement by giving written notice to the others at least 90 days before a scheduled expiration date. The employment agreement provided for Mr. Vituli to initially receive an annual base salary of $650,000 and provided that such amount may be increased annually at the sole discretion of our Compensation Committee. Pursuant to the employment agreement, Mr. Vituli participated in Carrols’ Executive Bonus Plan, and any stock option or other equity incentive plans applicable to executive employees as determined by our Compensation Committee.

On November 1, 2011, we, Carrols and Mr. Vituli mutually agreed to not renew Mr. Vituli’s employment agreement with us and Carrols. Mr. Vituli’s employment agreement expired on December 31, 2011 according to its terms. We and Mr. Vituli agreed that Mr. Vituli would remain as our Chief Executive Officer through and including December 31, 2011, and on such date, Mr. Vituli retired as our Chief Executive Officer. In addition, we and Mr. Vituli agreed that Mr. Vituli would resign and retire as Chairman of its Board of Directors, and will resign as a director upon our naming a successor to Mr. Vituli as Chairman of the Board of Directors of Carrols Restaurant Group. Mr. Vituli retired as Chairman of the Board of Directors and resigned as a Director of Carrols Restaurant Group on January 16, 2012. We and Mr. Vituli also agreed that, for a period commencing on January 16, 2012, the date that Mr. Vituli ceased to be a member of the Board of Directors, and ending on November 1, 2013, Mr. Vituli will have the right to attend and observe any meeting of the Board of Directors of Carrols Restaurant Group and Mr. Vituli will be reimbursed for his out-of-pocket expenses incurred in connection with attending such meetings in accordance with our expense reimbursement policy for our directors then in effect.

Accordino Employment Agreement

In December 2006, we and Carrols entered into an employment agreement with Daniel T. Accordino and in December of 2008 we and Carrols entered into an amendment and restatement of such December 2006 employment agreement with Mr. Accordino Pursuant to such employment agreement which expired on December 31, 2011, Mr. Accordino was Carrols’ and our President and Chief Operating Officer. The employment agreement was subject to automatic renewals for successive one-year terms unless either Mr. Accordino, we or Carrols elected not to renew the employment agreement by giving written notice to the others at least 60 days before a scheduled expiration date. The employment agreement provided for Mr. Accordino to initially receive an annual base salary of $500,000 and provides that such amount may be increased annually at the sole discretion of our Compensation Committee. Pursuant to the employment agreement, Mr. Accordino participated in Carrols’ Executive Bonus Plan, and any stock option or other equity incentive plans applicable to executive employees, as determined by our Compensation Committee. On November 1, 2011, we and Mr. Accordino mutually agreed that Mr. Accordino would become our President and Chief Executive Officer effective on January 1, 2012 (the “Effective Date”). We and Mr. Accordino also mutually agreed to not renew Mr. Accordino’s employment agreement with us and Carrols. In addition, Mr. Accordino entered into a new employment agreement with us and Carrols LLC, which became effective on the Effective Date, on terms substantially similar to the prior employment agreement between Mr. Accordino, us and Carrols, and as described below.

Under the terms of Mr. Accordino’s new employment agreement, Mr. Accordino serves as our and Carrols LLC’s President and Chief Executive Officer. Mr. Accordino’s new employment agreement will be for a term commencing on the Effective Date and ending on February 28, 2013 and will be subject to automatic renewals for successive one-year terms unless either Mr. Accordino, we or Carrols LLC elects not to renew Mr. Accordino’s new employment agreement by giving written notice to the others at least 30 days before a scheduled expiration date. Mr. Accordino’s new employment agreement provides that Mr. Accordino will receive an annual base salary of $544,000 and provides that such amount may be increased annually at the sole discretion of our Compensation Committee. Mr. Accordino’s current base salary is $543,697. Pursuant to Mr. Accordino’s new employment agreement, Mr. Accordino will participate in our Executive Bonus Plan, and any stock option or other equity incentive plans applicable to executive employees, as determined by our Compensation Committee. Mr. Accordino’s new employment agreement also provides that if Mr. Accordino’s employment is terminated without cause (as defined in Mr. Accordino’s new employment agreement) or Mr. Accordino terminates his employment for good reason (as defined in Mr. Accordino’s new employment agreement), in each case within twelve months following a change of control (as defined in Mr. Accordino’s new employment agreement), Mr. Accordino will receive a cash lump sum payment equal to 2.99 times his average salary plus his average annual bonus (paid under our Executive Bonus Plan or deferred under the Carrols Corporation & Subsidiaries Deferred Compensation Plan) for the prior five years. Mr. Accordino’s new employment agreement also provides that if Mr. Accordino’s employment is terminated by us or Carrols LLC without “cause”, as defined in Mr. Accordino’s new employment agreement (other than following a change of control as described above), or Mr. Accordino terminates his employment for “good reason”, as defined in Mr. Accordino’s new employment agreement (other than following a change of control as described above), Mr. Accordino will receive a lump sum cash payment in an amount equal to 2.00 times his average salary plus average annual bonus (paid under our Executive Bonus Plan or deferred under the Carrols Corporation & Subsidiaries Deferred Compensation Plan) for the prior five years. Mr. Accordino’s new employment agreement includes non-competition and non-solicitation provisions effective during the term of Mr. Accordino’s new employment agreement and for two years following its termination.

GRANTS OF PLAN-BASED AWARDS

The following table provides certain information regarding grants of plan-based awards made to the Named Executive Officers during the fiscal year ended December 31, 2011:

Name	Grant Date	Approval Date (1)	All Other Stock Awards: Number of Shares of Stock or Units (#)(2)	Exercise Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock Awards ($)(3)
Alan Vituli (4)	01/15/11	01/05/11	200,000	—	$1,530,000
Daniel T. Accordino (5)	01/15/11	01/05/11	15,000	—	$187,326
Paul R. Flanders	01/15/11	01/05/11	4,000	—	$30,600
James E. Tunnessen	01/15/11	01/05/11	5,000	—	$38,250
Michael A. Biviano	01/15/11	01/05/11	5,000	—	$38,250

(1)	The grants of plan-based awards in this table above were approved by our Compensation Committee on January 5, 2011.
(2)	Amounts shown in this column reflect the number of restricted stock awards granted to each Named Executive Officer pursuant to our Plan during 2011. All of such restricted stock vests over a period of four years, with one-fourth of such restricted stock vesting on the first anniversary of the grant date and one-fourth of such restricted stock vesting on each subsequent anniversary of the grant date.
(3)	The value of restricted stock awards granted in 2011 is based on the grant date fair value of $7.65.
(4)	Mr. Vituli retired as Chief Executive Officer of Carrols Restaurant Group on December 31, 2011 and resigned as Chairman of the Board of Directors and as a Director of Carrols Restaurant Group on January 16, 2012.
(5)	Mr. Accordino was appointed Chief Executive Officer of Carrols Restaurant Group effective January 1, 2012.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth certain information with respect to the value of all equity awards that were outstanding at the December 31, 2011 fiscal year end for each of the Named Executive Officers.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($) (4)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested (5)($)	Equity Incentive Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Alan Vituli (1) (2)(6)	118,500	—	—	$13.00	12/14/2013	—	—	—	—
	118,500	—	—	$15.60	12/14/2013	—	—	—	—
	75,200	20,800	—	$8.08	01/15/2015	—	—	—	—
	56,000	40,000	—	$2.60	01/15/2016	—	—	—	—
	38,333	61,667	—	$6.48	01/15/2017	—	—	—	—
	—	—	—	—	—	200,000	$2,314,000	—	—
Daniel T. Accordino (1) (3) (7)	79,000	—	—	$13.00	12/14/2013	—	—	—	—
	79,000	—	—	$15.60	12/14/2013	—	—	—	—
	50,133	13,867	—	$8.08	01/15/2015	—	—	—	—
	37,333	26,667	—	$2.60	01/15/2016	—	—	—	—
	23,000	37,000	—	$6.48	01/15/2017	—	—	—	—
	—	—	—	—	—	15,000	$173,550	—	—
Paul R. Flanders (1)	7,350	—	—	$13.00	12/14/2013	—	—	—	—
	7,350	—	—	$15.60	12/14/2013	—	—	—	—
	8,617	2,383	—	$8.08	01/15/2015	—	—	—	—
	5,833	4,167	—	$2.60	01/15/2016	—	—	—	—
	3,833	6,167	—	$6.48	01/15/2017	—	—	—	—
	—	—	—	—	—	4,000	$46,280	—	—
James E. Tunnessen (1)	9,600	—	—	$13.00	12/14/2013	—	—	—	—
	9,600	—	—	$15.60	12/14/2013	—	—	—	—
	5,875	1,625	—	$8.08	01/15/2015	—	—	—	—
	5,833	4,167	—	$2.60	01/15/2016	—	—	—	—
	3,833	6,167	—	$6.48	01/15/2017	—	—	—	—
	—	—	—	—	—	5,000	$57,850	—	—
Michael A. Biviano(1)	9,600	—	—	$13.00	12/14/2013	—	—	—	—
	9,600	—	—	$15.60	12/14/2013	—	—	—	—
	5,875	1,625	—	$8.08	01/15/2015	—	—	—	—
	5,833	4,167	—	$2.60	01/15/2016	—	—	—	—
	3,833	6,167	—	$6.48	01/15/2017	—	—	—	—
	—	—	—	—	—	5,000	$57,850	—	—

(1)	In December 2006, January 2008, January 2009 and January 2010, we granted option awards to each Named Executive officer pursuant to our Plan. Messrs. Vituli and Accordino were each granted non-qualified stock options. Messrs. Flanders, Tunnessen and Zirkman were each granted incentive stock options within the meaning of Section 422 of the Code. All such options vest over a period of five years, with one-fifth of such options vesting and becoming exercisable on the first anniversary of the grant date and one-sixtieth of such options vesting and becoming exercisable monthly on the first day of each month subsequent to the first anniversary of the grant date.

In January 2011, we granted restricted stock awards to each Named Executive officer pursuant to our Plan. All such restricted stock award vest over of period of four years with one-fourth of such restricted shares vesting on the first anniversary of the grant date and annually on the anniversary of the grant date thereafter.

(2)	Pursuant to Mr. Vituli’s prior employment agreement, all of Mr. Vituli’s unvested stock options will immediately vest and become exercisable in the event that we or Carrols elect not to renew Mr. Vituli’s employment agreement after the extended term, which expired on December 31, 2011, and Mr. Vituli ceases to be employed after the end of such extended term, or if Mr. Vituli’s employment is terminated by us or Carrols without cause (as defined in Mr. Vituli’s employment agreement) or upon Mr. Vituli’s retirement.

(3)	Pursuant to Mr. Accordino’s employment agreement, all of Mr. Accordino’s unvested stock options will immediately vest and become exercisable in the event that Mr. Accordino’s employment is terminated by Mr. Accordino for the reason that Mr. Vituli has ceased to be Chief Executive Officer of us or Carrols and a person other than Mr. Accordino has succeeded Mr. Vituli as Chief Executive Officer.
(4)	Stock options are granted with an exercise price per share equal to the closing price of our common stock on the grant date.
(5)	The value of the restricted stock awards was determined based on the fair market value of the shares at December 31, 2011 of$11.57.
(6)	Mr. Vituli retired as Chief Executive Officer of Carrols Restaurant Group on December 31, 2011 and resigned as Chairman of the Board of Directors and as a Director of Carrols Restaurant Group on January 16, 2012.
(7)	Mr. Accordino was appointed Chief Executive Officer of Carrols Restaurant Group effective January 1, 2012.

OPTIONS EXERCISED AND STOCK VESTED

The Named Executive Officers did not exercise any stock options during the fiscal year ended December 31, 2011. In addition, as of the fiscal year ended December 31, 2011, the Named Executive Officers did not have any vested shares of restricted stock.

NONQUALIFIED DEFERRED COMPENSATION

We have a Deferred Compensation Plan for employees not eligible to participate in the Carrols Corporation Retirement Savings Plan (the “Retirement Plan”) because they have been excluded as “highly compensated” employees (as so defined in the Retirement Plan), to voluntarily defer portions of their base salary and annual bonus. An eligible employee may elect, on a deferral agreement, to defer all or a specified percentage of base salary and, if applicable, all or a specified percentage of cash bonuses. All amounts deferred by the participants earn interest at 8% per annum. We do not match any portion of the funds. All of the Named Executive Officers are eligible to participate in our Deferred Compensation Plan.

The following table describes contributions, earnings and balances at December 31, 2011 under our Deferred Compensation Plan.

Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($) (1)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($) (2)
Alan Vituli (3)	—	—	—	$(1,428,620)	—
Daniel T. Accordino(4)	—	—	—	$(618,380)	—
Paul R. Flanders	—	—	—	—	—
James E. Tunnessen	—	—	—	—	—
Michael A. Biviano	$30,784	—	$26,107	$(75,727)	$354,973

(1)	Earnings represent the interest earned on amounts deferred at 8.0% per annum.
(2)	Amounts reported in this column include contributions that the Named Executive Officer made in 2011, 2010, 2009 and 2008 as well as aggregate earnings on the account balances as of December 31, 2011.
(3)	Mr. Vituli retired as Chief Executive Officer of Carrols Restaurant Group on December 31, 2011 and resigned as Chairman of the Board of Directors and as a Director of Carrols Restaurant Group on January 16, 2012.
(4)	Mr. Accordino was appointed Chief Executive Officer of Carrols Restaurant Group effective January 1, 2012.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE-OF-CONTROL

Vituli and Accordino Employment Agreements

Mr. Vituli’s and Mr. Accordino’s respective prior employment agreements provided and Mr. Accordino’s new employment agreement provides that if Mr. Vituli’s or Mr. Accordino’s employment is terminated without cause (as defined in their respective employment agreements) or Mr. Vituli or Mr. Accordino terminate their respective employment for good reason (as defined in their respective employment agreements), (a) in each case within twelve months following a change of control (as defined in their respective employment agreements), or (b) and a binding agreement with respect to a change of control transaction was entered into during the term of his employment and such change of control transaction occurs within 12 months after the date of his termination of employment, then in either case, Mr. Vituli and Mr. Accordino will each receive a cash lump sum payment equal to 2.99 multiplied by the average of the sum of the their respective base salary and the annual bonus paid under the Executive Bonus Plan or deferred in accordance with the Deferred Compensation Plan in the five calendar years prior to the date of termination. Their respective employment agreements also provide that if Mr. Vituli’s or Mr. Accordino’s employment is terminated by us or Carrols without cause (other than following a change of control as described above) or Mr. Vituli or Mr. Accordino terminate their respective employment for good reason (other than following a change of control as described above), Mr. Vituli and Mr. Accordino will each receive a cash lump sum payment in an amount equal to two multiplied by the average of the sum of their respective base salary and the annual bonus paid under the Executive Bonus Plan or deferred in accordance with the Deferred Compensation Plan in the five calendar years prior to the date of termination. Their respective employment agreements include non-competition and non-solicitation provisions effective during the term of their respective employment agreements and for two years following the termination of their respective employment agreements.

Change of Control/Severance Agreement

In December 2006, we and Carrols entered into a change of control/severance agreement with each of Messrs. Flanders, Tunnessen and Biviano and four of our other officers. Each change of control/severance agreement provides that if within one year following a “change of control” (as defined in the change of control/severance agreement), such employee’s employment is terminated by us or Carrols without cause (as defined in the change of control/severance agreement) or by such employee for good reason (as defined in the change of control/severance agreement), then such employee will be entitled to receive (a) a cash lump sum payment in the amount equal to the product of 18 and the employee’s monthly base salary at the then current rate, (b) an amount equal to the aggregate bonus payment for the year in which the employee incurs a termination of employment to which the employee would otherwise have been entitled had his employment not terminated under the Executive Bonus Plan then in effect, and (c) continued coverage under our welfare and benefits plans for such employee and his dependents for a period of up to 18 months. Each change of control/severance agreement also provides that if prior to a change of control or more than one year after a change of control, such employee’s employment is terminated by us or Carrols without cause or by such employee for good reason, then such employee will be entitled to receive (a) a cash lump sum payment in the amount equal to one year’s salary at the then current rate, (b) an amount equal to the pro rata portion of the aggregate bonus payment for the year in which the employee incurs a termination of employment to which the employee would otherwise have been entitled had his employment not terminated under the Executive Bonus Plan then in effect, and (c) continued coverage under our welfare and benefits plans for such employee and his dependents for a period of up to 18 months. The payments and benefits due under each change of control/severance agreement cannot be reduced by any compensation earned by the employee as a result of employment by another employer or otherwise. The payments are also not subject to any set-off, counterclaim, recoupment, defense or other right that we may have against the employee.

The following table summarizes estimated benefits that would have been payable to Messrs. Vituli and Accordino if the employment of such executive officer had been (1) terminated on December 31, 2011 by us without “cause” or by the executive officer for “good reason” within 12 months of a change of control of us;

(2) terminated on December 31, 2011 by us without “cause” or by the executive officer for “good reason” and (a) a binding agreement with respect to a change of control transaction was entered into during the term of employment of such executive officer and (b) such change of control transaction occurs within 12 months after the date of termination of employment of such executive officer; (3) terminated by us for “cause” or by the executive without “good reason” on December 31, 2011; (4) terminated by us without “cause” or by the executive for “good reason”; (5) terminated by us due to disability; and (6) terminated due to death. The closing price of our common stock on December 31, 2011 (the last trading day in our 2011 fiscal year) was $11.57.

The following table summarizes estimated benefits that would have been payable to each Named Executive Officer identified in the table if the employment of such executive officer had been terminated on December 31, 2011 by us without “cause” or by the executive officer for “good reason” within one year after a change of control; or if the employment of such executive officer had been terminated on December 31, 2011 by us without “cause” or by the executive officer for “good reason” prior to a change of control or more than one year after a change of control:

Name	Terminated Without Cause or by Employee For Good Reason Within 12 Months of a Change in Control ($)		Terminated Without Cause or by Employee For Good Reason Within 12 Months of a Change in Control Pursuant to a Binding Agreement Entered Into Prior to Termination ($)		Terminated For Cause or by Employee Without Good Reason ($)	Terminated Without Cause or by Employee For Good Reason ($)		Disability ($)		Death ($)
Alan Vituli (8)
Severance	$2,837,796	(1)	$2,837,796	(1)	$—	$1,826,200	(2)	$2,088,864	(3)	$—
Bonus (4)	179,979		179,979		—	—		—		—
Accrued Vacation (5)	53,561		53,561		53,561	53,561		—		—
Welfare Benefits (6)	199,711		199,711		—	199,711		199,711		199,711
Deferred Compensation Plan	—		—		—	—		—		—
Equity (7)	4,019,160		4,019,160		—	—		—		—

Total	$7,290,207		$7,290,207		$53,561	$2,079,472		$2,288,575		$199,711

Daniel T. Accordino (9)
Severance	$2,179,236	(1)	$2,179,236	(1)	$—	$1,457,683	(2)	$1,641,276	(3)	$—
Bonus (4)	146,526		146,526		—	—		—		—
Accrued Vacation (5)	42,084		42,084		42,084	42,084		—		—
Welfare Benefits (6)	309,399		309,399		—	309,399		309,399		309,399
Deferred Compensation Plan	—		—		—	—		—		—
Equity (7)	1,276,390		1,276,390		—	—		—		—

Total	$3,953,635		$3,953,635		$42,084	$1,809,166		$1,950,675		$309,399

(1)	Reflects a lump sum cash payment in an amount equal to 2.99 multiplied by the average of the sum of the base salary and the annual bonus paid under the Executive Bonus Plan or deferred in accordance with the Deferred Compensation Plan in the five calendar years prior to the date of termination (the “Five-Year Compensation Average”).
(2)	Reflects a lump sum cash payment in an amount equal to 2.00 multiplied by such executive officer’s Five Year Compensation Average.

(3)	Such amounts based on the base salary in effect at December 31, 2011 of $696,288 and $547,092 for Messrs. Vituli and Accordino, respectively, for a period of three years.
(4)	Reflects a lump sum cash payment in an amount equal to the pro rata portion of Messrs. Vituli’s and Accordino’s annual bonus under our Executive Bonus Plan for the year in which such executive officer’s employment is terminated. Amount represents the bonus earned by the executive for the year ended December 31, 2011.
(5)	Amount represents four weeks of accrued but unpaid vacation as of December 31, 2011 based on the annual salary of $696,288 and $547,092 in effect at December 31, 2011 for Messrs. Vituli and Accordino, respectively.
(6)	The employment agreements for Messrs. Vituli and Accordino each require continued coverage under our welfare and benefits plans for such executive officer and his eligible dependents for the remainder of their respective lives. The amount included in this table was actuarially determined based on the present value of future health care premiums paid for by us discounted at a rate of 4.40%.
(7)	All outstanding stock options held by the executive officer will automatically vest and become exercisable. Unlike other payments in this table, the options vest and become immediately exercisable in accordance with our Plan even if the executive officer’s employment is not terminated following a change of control (i.e. it is a “single trigger”). The amount is based on the stock options held by each executive officer at December 31, 2011 and the closing price of our common stock on December 31, 2011 of $11.57. At December 31, 2011, stock options granted in January 2009, January 2010 and January 2011 were considered in-the-money as the closing price exceeded the exercise price of the common stock. The amount also includes the vesting of the outstanding shares of restricted stock held by each officer at December 31, 2011 based upon the closing price of our common stock on December 31, 2011 of $11.57.
(8)	Mr. Vituli retired as Chief Executive Officer of Carrols Restaurant Group on December 31, 2011 and resigned as Chairman of the Board of Directors and as a Director of Carrols Restaurant Group on January 16, 2012.
(9)	Mr. Accordino was appointed Chief Executive Officer of Carrols Restaurant Group effective January 1, 2012.

The following table summarized estimated benefits that would have been payable to each Named Executive officer identified in the table if the employment of such executive officer had been terminated on December 31, 2011 by us without “cause” or by the executive office for “good reason” within one year after a change of control; or if the employment of such executive officer had been terminated on December 31, 2011 by us without “cause” or for “good reason” prior to a change of control or more than one year after a change of control:

	Paul R. Flanders				James E. Tunnessen				Michael A. Biviano
	Terminated Without Cause or by Employee for Good Reason Within 12 Months of a Change in Control (1)($)		Terminated Without Cause or by Employee for Good Reason Prior to a Change in Control or More Than One Year After a Change in Control (2)($)		Terminated Without Cause or by Employee for Good Reason Within 12 Months of a Change in Control (1)($)		Terminated Without Cause or by Employee for Good Reason Prior to a Change in Control or More Than One Year After a Change in Control (2)($)		Terminated Without Cause or by Employee for Good Reason Within 12 Months of a Change in Control (1)($)		Terminated Without Cause or by Employee for Good Reason Prior to a Change in Control or More Than One Year After a Change in Control (2)($)
Severance	$420,756	(1)	$280,504	(3)	$470,989	(1)	$313,993	(3)	$470,989	(1)	$313,993	(3)
Bonus	126,969	(2)	126,969	(4)	291,847	(2)	291,847	(4)	193,629	(2)	193,629	(4)
Welfare Benefits (5)	22,564		22,564		24,063		24,063		24,386		24,386
Equity (6)	225,270		225,270		224,625		224,625		224,625		224,625

Total	$795,559		$655,307		$1,011,524		$854,528		$913,629		$756,633

(1)

Reflects a cash lump sum payment in an amount equal to 18 multiplied by the amount of the Named Executive Officer’s monthly base salary in effect at December 31, 2011 plus interest of 6.25% per annum (determined as the prime commercial rate established by the principal lending bank at December 31, 2009 of 3.25% plus 3%) until the time of payment which would be the 5th business day following the six month anniversary of termination.

(2)

Reflects an amount equal to the aggregate bonus payment for the year in which the Named Executive Officer incurs a termination of employment to which he would otherwise have been entitled had his employment not terminated under the Executive Bonus Plan in effect at December 31, 2011. Such payment would be made no later than March 15th of the calendar year following the calendar year the Named Executive Officer’s employment is terminated.

(3)

Reflects a cash lump sum payment in the amount equal to one year of base salary in effect at December 31, 2011 plus interest of 4.0% per annum (determined as the prime commercial rate established by the principal lending bank at December 31, 2011) until the time of payment which would be the 5th business day following the six month anniversary of termination.

(4)	Reflects an amount equal to the pro rata portion of the aggregate bonus payment for the year in which the Named Executive Officer incurs a termination of employment to which the Named Executive Officer would otherwise have been entitled had his employment not terminated under the Executive Bonus Plan in effect at December 31, 2011.
(5)	Reflects continued coverage of group term life and disability insurance and group health and dental plan coverage for such Named Executive Officer and his dependents for a period of 18 months based on rates in effect at December 31, 2011 without discounting.
(6)	All outstanding stock options held by the executive officer will automatically vest and become exercisable. Unlike other payments in this table, the options vest and become immediately exercisable in accordance with our Plan even if the Named Executive Officer’s employment is not terminated following a change of control (i.e. it is a “single trigger”). The amount is based on the stock options held by each Named Executive Officer at December 31, 2011 and the closing price of our common stock on December 31, 2011 of $11.57. At December 31, 2011, stock options granted in January 2008, January 2009 and January 2010 were considered in-the-money as the closing price exceeded the exercise price of the common stock.

DIRECTOR COMPENSATION

The following table summarizes the compensation we paid to our non-employee directors during the fiscal year ended December 31, 2011. Compensation information for Alan Vituli, our former Chief Executive Officer, and Daniel T. Accordino, our Chief Executive Officer and President and former Chief Operating Officer, is set forth in the Summary Compensation Table above.

Name	Fees Earned or Paid in Cash (1) ($)	Stock Award (2) ($)	Option Award ($)	Non-Equity Incentive Plan Compensation	Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)(3)	Total ($)
Brian P. Friedman	$42,500	—	—	—	—	—	$42,500
Nicholas Daraviras	$42,500	—	—	—	—	—	$42,500
Clayton E. Wilhite	$48,000	$25,000	—	—	—	—	$73,000
Jack A. Smith	$53,000	$25,000	—	—	—	—	$78,000
Joel M. Handel	$45,000	$25,000	—	—	—	$25,000	$95,000

(1)	The amounts listed in this column include the payment of director fees.
(2)

On June 9, 2011, Messrs. Wilhite, Smith and Handel were each granted 2,278 restricted shares of common stock valued at $9.00 per share under our Plan. The restricted common stock vests and becomes non-forfeitable one-half on the first anniversary of the award date and an additional one-half on the second anniversary of the award date, provided that, the participant has continuously remained a director of Carrols

Restaurant Group. The amounts shown in this column represent the fair value of restricted common stock granted and approved by the Compensation Committee in is consistent with the grant date fair value of the award computed in accordance with FASB ASC Topic 718. See Notes 1 and 11 of the consolidated financial statements for the year ended December 31, 2011. There were no forfeitures in 2011 by these persons.

(3)	The amount represents a placement fee for the recruitment of a Chief Executive Officer for Fiesta Restaurant Group, Inc.

We use a combination of cash and stock-based compensation to attract and retain qualified non-employee directors to serve on our Board of Directors. The members of the Board of Directors, except for any member who is an executive officer or employee, each receives a fee for serving on our Board of Directors or Board committees. Non-employee directors receive compensation for board service as follows:

•	Annual retainer of $30,000 per year for serving as a director.

•

Attendance fees of an additional $2,000 for each Board of Directors meeting attended in person and $500 for each Board of Directors meeting attended telephonically or by videoconference. The chairman of the Audit Committee receives an additional fee of $10,000 per year and each other member of the Audit Committee receives an additional fee of $2,500 per year. The chairman of the Compensation Committee receives an additional fee of $5,000 per year and each other member of the Compensation Committee receives an additional fee of $2,500 per year. The chairman of the Corporate Governance and Nominating Committee receives an additional fee of $2,500 per year. All directors will be reimbursed for all reasonable expenses they incur while acting as directors, including as members of any committee of the Board of Directors.

•

Our Board of Directors approved an amendment to our Plan pursuant to which beginning on the date of our annual meeting of stockholders in 2010 and on the date of each annual meeting thereafter, members of our Board of Directors, except for any member who is an executive officer or employee (and Brian P. Friedman, Nicholas Daraviras or any other individuals designated by or affiliated with the JCP Group or any of their respective affiliates) will receive a number of shares of restricted common stock having an aggregate fair market value (as such term is defined in our Plan) of $25,000 on the date of grant. In accordance with the terms of our Plan as so amended, in fiscal 2011 members of our Board of Directors except for any member who is an executive officer or employee (and Brian P. Friedman, Nicholas Daraviras) received an annual grant of 2,278 shares each of restricted common stock on June 9, 2011 (the date of our 2011 annual meeting of our stockholders). Pursuant to our Plan, upon becoming a director, any future director will receive a number of shares of restricted common stock having an aggregate fair market value (as defined in our Plan) of $100,000.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plans

The following table summarizes the equity compensation plans under which our common stock may be issued as of December 31, 2011. Our stockholders approved all plans.

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options	Number of securities remaining available for furture issuance under equity compensation plans
Equity compensation plans approved by security holders	2,823,753	$9.33	1,276,837
Equity compensation plans not approved by security holders	—	—	—

Total	2,823,753	$9.33	1,276,837

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

General

The following table provides information regarding beneficial ownership of our common stock as of March 5, 2012, by:

•	each person known by us to beneficially own more than 5% of all outstanding shares of our common stock;

•	each of our directors and Named Executive Officers (as defined in “Executive Compensation – Compensation Discussion and Analysis” herein) individually; and

•	all of our directors and executive officers as a group.

Except as otherwise indicated, to our knowledge, all persons listed below have sole voting power and investment power and record and beneficial ownership of their shares, except to the extent that authority is shared by spouses under applicable law.

The information contained in this table reflects “beneficial ownership” as defined in Rule 13d-3 of the Exchange Act. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person (and/or pursuant to proxies held by that person) that were exercisable on March 5, 2012 or became exercisable within 60 days following that date are considered outstanding, including those options to officers and directors authorized by board resolution, but not yet issued. However, such shares are not considered outstanding for the purpose of computing the percentage ownership of any other person, nor is there any obligation to exercise any of the options. Except as otherwise indicated, the address for each beneficial owner is c/o Carrols Restaurant Group, Inc., 968 James Street, Syracuse, NY 13203.

Conversion of Stock Options in Connection with the Spin-off

In connection with the spin-off and in accordance with the Plan, on March 5, 2012, all outstanding vested stock options under the Plan were converted into unrestricted shares of our common stock using a conversion formula to preserve the intrinsic value of each option to the holder. As part of the spin-off, holders who receive unrestricted shares of our common stock upon the conversion of vested stock options under the Plan will receive a distribution of one unrestricted share of common stock of Fiesta Restaurant Group for one unrestricted share of our common stock on the date of the completion of the spin-off. On March 5, 2012, we issued 666,090 shares of our common stock upon the conversion of outstanding vested stock options under the Plan

In connection with the spin-off and in accordance with the Plan, on March 5, 2012, outstanding unvested stock options under the Plan were converted into restricted shares of our common stock using a conversion formula to preserve the intrinsic value of each option to the holder. The time period of the restrictions on transferability of the restricted shares of our common stock issued upon the conversion of unvested stock options under the Plan equal the remaining vesting period of such unvested stock options, and such restricted shares continue to be governed by the terms of the Plan. As part of the spin-off, holders who receive restricted shares of our common stock upon the conversion of unvested stock options under the Plan will receive a distribution of one restricted share of common stock of Fiesta Restaurant Group for one restricted share of our common stock on the date of the completion of the spin-off subject to the same terms and conditions applicable to the restricted shares of our common stock, including, but not limited to, the time period remaining on the restrictions on transfer and forfeiture provisions. Following the completion of the spin-off, (a) employees of Fiesta Restaurant Group and other eligible participants under the Plan will continue to hold restricted shares of our common stock subject to the terms of the Plan and (b) our employees and other eligible participants under the Plan will continue to hold the restricted shares of Fiesta Restaurant Group common stock received on the distribution date subject to the terms of the Plan. On March 5, 2012, we issued 288,435 restricted shares of our common stock upon the conversion of unvested stock options under the Plan.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Jefferies Capital Partners IV L.P.	6,559,739	28.3%
Jefferies Employee Partners IV LLC
JCP Partners IV LLC (1)
First Manhattan Co.(2)	2,098,280	9.1%
FMR LLC (3)	1,173,792	5.1%
Alan Vituli (4)	1,786,335	7.7%
Daniel T. Accordino	811,490	3.5%
Paul R. Flanders	116,010	*
James E. Tunnessen	77,572	*
Michael A. Biviano	100,257	*
Joel M. Handel	19,613	*
Clayton E. Wilhite	64,765	*
Brian P. Friedman (5)	6,559,739	28.3%
Nicholas Daraviras (6)	—	—
Jack A. Smith	29,613	*
Tim Taft	—	—
All directors and executive officers as a group (7) (12 persons)	7,930,456	34.2%

*	Less than one percent
(1)	Information was obtained from a Schedule 13D filed on June 26, 2009 with the SEC. Jefferies Capital Partners IV LP (“JCP IV”) is the record owner of 5,695,472 shares, Jefferies Employee Partners IV LLC (“JEP”) is the record owner of 655,985 shares and JCP Partners IV LLC (“JCP” and, collectively with JCP IV and JEP, the “JCP Group”) is the record owner of 208,282 shares. The shares held by the JCP Group may be deemed to be beneficially owned by JCP IV LLC (“General Partner”), the general partner of JCP IV and the managing member of each of JEP and JCP. The shares held by the General Partner may be deemed to be beneficially owned by Jefferies Capital Partners IV LLC (the “Manager”), the managing member of the General Partner. Brian P. Friedman and James L. Luikart, are each managing members of the Manager and in such capacity may each be deemed to be beneficial owner of the shares. The address for each of JCP IV, JEP, JCP, General Partner, the Manager, Mr. Friedman and Mr. Luikart is 520 Madison Avenue, 10th Floor, New York, New York 10022. The shares beneficially owned are subject to a voting agreement. See “Item 13 Certain Relationships and Related Transactions and Director Independence—Other Agreements”.
(2)	Information was obtained from a Schedule 13G/A filed on February 14, 2012 with the SEC. The address for First Manhattan Co. is 437 Madison Avenue, New York, New York 10022.
(3)	Information was obtained from a Schedule 13G filed on February 14, 2012 with the SEC. The address for FMR LLC is 82 Devonshire Street, Boston, MA 02109.

(4)	Includes 1,586,335 shares held by the Vituli Family Trust. The shares held by the Vituli Family Trust are deemed to be beneficially owned by Mr. Vituli.
(5)

Includes 6,559,739 shares held by affiliates of the JCP Group as reported in footnote (1) above. Mr. Friedman is a managing member of the Manager and therefore he may be deemed to share voting and investment power over the shares owned by these entities, and therefore to beneficially own such shares. The address of Mr. Friedman is 520 Madison Avenue, 10th Floor, New York, New York 10022.

(6)	The address of Mr. Daraviras is 520 Madison Avenue, 10th Floor, New York, New York 10022.
(7)	Includes 6,559,739 shares held by affiliates of JCP Group as reported in footnote (1) above. Mr. Friedman is a managing member of the Manager and therefore he may be deemed to share voting and investment power over the shares owned by these entities, and therefore to beneficially own such shares.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Registration Agreement

On June 16, 2009, we entered into a Registration Rights Agreement dated as of June 16, 2009 (the “Registration Rights Agreement”), by and among us and the JCP Group. The Registration Rights Agreement provides that the JCP Group and their affiliates may make up to five (5) demands to register our common stock held by them under the Securities Act. The Registration Rights Agreement also provides that whenever we register shares of our common stock under the Securities Act (other than on a Form S-4 or Form S-8), then the JCP Group and its affiliates will have the right to register their shares of our common stock as part of that registration. The registration rights under the Registration Rights Agreement are subject to the rights of the managing underwriters, if any, to reduce or exclude certain shares owned by the JCP Group and their affiliates from an underwritten registration. Except as otherwise provided in the Registration Rights Agreement, the Registration Rights Agreement requires us to pay for all costs and expenses, other than underwriting discounts, commissions and underwriters’ counsel fees, incurred in connection with the registration of the common stock and to indemnify the JCP Group against certain liabilities, including liabilities under the Securities Act.

Pursuant to a registration agreement dated March 27, 1997 and amended December 14, 2006, Messrs. Vituli, Accordino and Zirkman have the right, whenever we register shares of our common stock under the Securities Act (other than on a Form S-4 or Form S-8), including pursuant to a demand by the JCP Group and its affiliates, to register their shares of our common stock as a part of that registration, which rights are pari passu with similar “piggyback” rights held by the JCP Group. Such registration rights are subject to the rights of the managing underwriters, if any, to reduce or exclude certain shares owned by such stockholders from the registration. The registration agreement requires us to pay for all costs and expenses, other than underwriting discounts and commissions for these stockholders, incurred in connection with the registration of their shares under the registration agreement. Under the registration agreement, we have agreed to indemnify these stockholders against certain liabilities, including liabilities under the Securities Act.

Other Agreements

On July 27, 2011, we entered into a voting agreement (the “Voting Agreement”) with the JCP Group. Pursuant to the Voting Agreement, the JCP Group (and its affiliates) agreed, commencing upon the consummation of the spin-off, with respect to an aggregate of 50% of the shares of our common stock currently held by the JCP Group (the “Subject Shares”), to vote the Subject Shares in the same proportion and in the same manner as all of the other outstanding shares of our common stock are voted with respect to all matters voted upon by our stockholders, except for any proposed merger, consolidation, reorganization, dissolution or similar transaction, or a proposed sale or disposition of all or substantially all of the assets or business of Carrols Restaurant Group (in which cases the Subject Shares will be voted by the JCP Group and its affiliates in their sole and absolute discretion). The Voting Agreement provides that the Subject Shares will also include (i) any additional shares of our common stock issuable in the future as a dividend or distribution on the shares subject to the Voting Agreement, and (ii) any additional shares of our common stock purchased or otherwise acquired by the JCP Group (and its affiliates). Under the Voting Agreement, the JCP Group granted an irrevocable proxy to the our president to vote the Subject Shares in a manner consistent with the Voting Agreement. The Voting Agreement will automatically terminate upon the earlier to occur of (a) a sale, transfer or other disposition by the JCP Group (or its affiliates) of all of the Subject Shares, (b) if the percentage ownership of our common stock by the JCP Group (and its affiliates) falls below 15% of the outstanding our common stock, or (c) the percentage ownership of Fiesta Restaurant Group common stock (after the spin-off) by the JCP Group (and its affiliates) falls below 15% of the outstanding Fiesta Restaurant Group common stock.

Pursuant to a letter dated as of July 21, 2011, Brian P. Friedman will resign as a member of our Board of Directors effective on the date of the consummation of the spin-off, provided that the Voting Agreement dated as of July 27, 2011 between us and Jefferies Capital Partners IV L.P., Jefferies Employee Partners IV LLC and JCP Partners IV LLC is not terminated pursuant to the first sentence of Article V thereof or Mr. Friedman and another designee of Jefferies Capital Partners are not elected to the board of directors of Fiesta Restaurant Group on or prior to the consummation of the spin-off.

Related Party Transaction Procedures

The Board of Directors has assigned responsibility for reviewing related party transactions to our Audit Committee. The Board of Directors and the Audit Committee have adopted a written policy pursuant to which certain transactions between us or our subsidiaries and any of our directors or executive officers must be submitted to the Audit Committee for consideration prior to the consummation of the transaction as required by the rules of the SEC. The Audit Committee reports to the Board of Directors on all related party transactions considered.

Independence of Directors

As required by the listing standards of The NASDAQ Stock Market LLC (“NASDAQ”), a majority of the members of our Board of Directors must qualify as “independent,” as affirmatively determined by our Board of Directors. Our Board of Directors determines director independence based on an analysis of such listing standards and all relevant securities and other laws and regulations regarding the definition of “independent”.

Consistent with these considerations, after review of all relevant transactions and relationships between each director, any of his or her family members, and us, our executive officers and our independent registered public accounting firm, the Board of Directors has affirmatively determined that a majority of our Board is comprised of independent directors. Our independent directors pursuant to NASDAQ are Messrs. Handel, Wilhite, Smith, Friedman and Daraviras.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees for Professional Services

The following table sets forth the aggregate fees billed to us for the fiscal years ended December 31, 2011 and 2010 by our independent registered public accounting firm, Deloitte & Touche LLP:

	Fiscal Year Ended December 31,
	2011	2010
	(Amounts in thousands)
Audit Fees (1)	$1,110,000	$1,100,000
Audit Related Fees (2)	326,000	—

Total Audit and Audit Related Fees	1,426,000	1,100,000
Tax Fees (3)	313,000	97,000

Total	$1,739,000	$1,197,000

(1)	Audit fees represents the aggregate fees billed or to be billed for professional services rendered for the audit of our annual consolidated financial statements, review of interim quarterly financial statements included in our quarterly reports on Form 10-Q, and for the effectiveness of our internal controls over financial reporting.
(2)	Audit related fees shown include fees for assurance and related services that are traditionally performed by independent auditors.
(3)	The aggregate tax fees billed for professional services rendered for tax consulting and compliance.

Policy on Audit Committee Pre-Approval of Services Provided by Deloitte & Touche LLP.

The Audit Committee has established policies and procedures regarding pre-approval of all services provided by the independent registered public accounting firm. The Audit Committee pre-approves all audit and non-audit services provided by the independent registered public accounting firm, other than de minimis non-audit services, and shall not engage the independent registered public accounting firm to perform the specific non-audit services proscribed by law or regulation. The Audit Committee may form one or more subcommittees, each of which shall take such actions as shall be delegated by the Audit Committee; provided, however, the decisions of any Audit Committee member to whom pre-approval authority is delegated must be presented to the full Audit Committee at its next scheduled meeting.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements—Carrols Restaurant Group, Inc. and Subsidiary

(a) (2) Financial Statement Schedules

Schedule	Description	Page
I	Condensed Financial Information of Carrols Restaurant Group, Inc.	F-31 to F-34
II	Valuation and Qualifying Accounts	F-35

Schedules other than those listed are omitted for the reason that they are not required, not applicable, or the required information is shown in the financial statements or notes thereto.

(a) (3) Exhibits

EXHIBIT INDEX

Exhibit Number	Description

3.1	Form of Restated Certificate of Incorporation of Carrols Restaurant Group, Inc. (incorporated by reference to Exhibit 3.1 to Carrols Restaurant Group Inc.’s Registration Statement on Form S-1, as amended (Registration No. 333-137524))

3.2	Form of Amended and Restated Bylaws of Carrols Restaurant Group, Inc. (incorporated by reference to Exhibit 3.2 to Carrols Restaurant Group Inc.’s Registration Statement on Form S-1, as amended (Registration No. 333-137524)

3.3	Amendment to Carrols Restaurant Group, Inc. Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to Carrols Restaurant Group, Inc.’s Current Report on Form 8-K filed on January 6, 2012)

4.1	Form of Registration Agreement by and among Carrols Restaurant Group, Inc., Atlantic Restaurants, Inc., Madison Dearborn Capital Partners, L.P., Madison Dearborn Capital Partners II, L.P., Alan Vituli, Daniel T. Accordino and Joseph A. Zirkman (incorporated by reference to Exhibit 10.24 to Carrols Corporation’s 1996 Annual Report on Form 10-K)

4.2	Registration Rights Agreement, relating to the 9% Senior Subordinated Notes, dated as of December 15, 2004 by and among Carrols Corporation, the Guarantors named therein, J.P. Morgan Securities Inc., Banc of America Securities LLC, Lehman Brothers Inc., Wachovia Capital Markets, LLC and SunTrust Capital Markets, Inc. (incorporated by reference to Exhibit 10.1 to Carrols Corporation’s Form 8-K filed on December 21, 2004)

4.3	Form of Stock Certificate for Common Stock (incorporated by reference to Exhibit 4.7 to Carrols Restaurant Group, Inc.’s Registration Statement on Form S-1, as amended (Registration No. 333-137524))

4.4	Indenture governing the 9% Senior Subordinated Notes due 2013, dated as of December 15, 2004, between Carrols Corporation, the Guarantors named therein and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10.2 to Carrols Corporation’s Form 8-K filed on December 21, 2004)

4.5	Form of First Supplement to Indenture by and between Carrols Corporation and The Bank of New York (incorporated by reference to Exhibit 4.8 to Carrols Restaurant Group Inc.’s Registration Statement on Form S-1, as amended (Registration No. 333-137524))

4.6	Second Supplement to Indenture dated as of May 29, 2008 by and among Carrols Corporation, Carrols LLC and The Bank of New York (incorporated by reference to Exhibit 10.1 of Carrols Restaurant Group, Inc.’s and Carrols Corporation’s Form 10-Q filed on August 6, 2008)

4.7	Third Supplement to Indenture dated as of May 4, 2011 by and among Carrols Corporation, Fiesta Restaurant Group, Inc. and The Bank of New York Mellon (formerly known as The Bank of New York) (incorporated by reference to Exhibit 10.1 of Carrols Restaurant Group, Inc.’s and Carrols Corporation’s Form 10-Q filed on May 12, 2011)

4.8	Fourth Supplement to Indenture, dated as of August 5, 2011 by and among Carrols Corporation and The Bank of New York Mellon (incorporated by reference to Exhibit 4.4 of Carrols Restaurant Group, Inc.’s and Carrols Corporation’s Form 10-Q filed on August 12, 2011)

Exhibit Number	Description

4.9	Indenture governing the 8.875% Senior Secured Second Lien Notes due 2016, dated as of August 5, 2011, between Fiesta Restaurant Group, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Carrols Restaurant Group, Inc.’s and Carrols Corporation’s Quarterly Report on Form 10-Q filed on August 12, 2011)

4.10	Form of 8.875% Senior Secured Second Lien Note due 2016 (incorporated by reference to Exhibit 4.9)

4.11	Registration Rights Agreement, dated as of August 5, 2011, between Fiesta Restaurant Group, Inc., the guarantors named therein and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 4.3 to Carrols Restaurant Group, Inc.’s and Carrols Corporation’s Quarterly Report on Form 10-Q filed on August 12, 2011)

10.1	Carrols Corporation Retirement Savings Plan dated April 1, 1999 (incorporated by reference to Exhibit 10.29 to Carrols Corporation’s 1999 Annual Report on Form 10-K) (1)

10.2	Carrols Restaurant Group, Inc. 2001 Taco Cabana Long-Term Incentive Plan (incorporated by reference to Exhibit 10.21 to Carrols Corporation’s December 31, 2003 Annual Report or 10-K) (1)

10.3	Carrols Corporation Retirement Savings plan July 1, 2002 Restatement (incorporated by reference to Exhibit 10.29 to Carrols Corporation’s September 29, 2002 Quarterly Report on Form 10-Q) (1)

10.4	Addendum incorporating EGTRRA Compliance Amendment to Carrols Corporation Retirement Savings Plan dated September 12, 2002 (incorporated by reference to Exhibit 10.30 to Carrols Corporation’s September 29, 2002 Quarterly Report on Form 10-Q) (1)

10.5	First Amendment, dated as of January 1, 2004, to Carrols Corporation Retirement Savings Plan (incorporated by reference to Exhibit 10.35 to Carrols Corporation’s December 31, 2003 Annual Report on Form 10-K) (1)

10.6	Carrols Restaurant Group, Inc. First Amended and Restated 1998 Pollo Tropical Long-Term Incentive Plan (incorporated by reference to Exhibit 10.37 to Carrols Corporation’s December 31, 2003 Annual Report on Form 10-K) (1)

10.7	Amendment to Carrols Restaurant Group, Inc. 1998 Pollo Tropical Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Carrols Corporation’s Form 8-K filed on November 1, 2004) (1)

10.8	Amendment to Carrols Restaurant Group, Inc. 2001 Taco Cabana Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to Carrols Corporation’s Form 8-K filed on November 1, 2004) (1)

10.9	Form of Stock Award Agreement of Carrols Restaurant Group, Inc. dated as of May 3, 2005 (incorporated by reference to exhibit 10.38 to Carrols Corporation’s 2004 Annual Report on Form 10-K) (1)

10.10	Form of Exchange Agreement dated as of May 3, 2005 by and between Carrols Restaurant Group, Inc. and Vituli Family Trust (incorporated by reference to exhibit 10.39 to Carrols Corporation’s 2004 Annual Report on Form 10-K) (1)

10.11	Form of Stock Award Agreement dated as of May 3, 2005 by and between Carrols Restaurant Group, Inc. and Daniel T. Accordino (incorporated by reference to exhibit 10.40 to Carrols Corporation’s 2004 Annual Report on Form 10-K) (1)

10.12	2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.27 to Carrols Restaurant Group Inc.’s Registration Statement on Form S-1, as amended (Registration No. 333-137524)) (1)

Exhibit Number	Description

10.13	Amendment to Carrols Restaurant Group, Inc. 2006 Stock Incentive Plan, dated as of March 24, 2010 (incorporated by reference to Appendix A of Carrols Restaurant Group, Inc.’s Definitive Proxy Statement filed on April 28, 2011) (1)

10.14	Amendment to Carrols Restaurant Group, Inc. 2006 Stock Incentive Plan, dated as of April 11, 2011 (incorporated by reference to Appendix A of Carrols Restaurant Group, Inc.’s Definitive Proxy Statement filed on April 28, 2011) (1)

10.15	Form of Change of Control/Severance Agreement (incorporated by reference to Exhibit 10.3 to Carrols Restaurant Group Inc.’s Registration Statement on Form S-1, as amended (Registration No. 333-137524)) (1)

10.16	Form of Agreement, by and among Carrols Restaurant Group, Inc., Madison Dearborn Capital Partners, L.P., Madison Dearborn Capital Partners, II, L.P., BIB Holdings (Bermuda) Ltd., Alan Vituli, Daniel T. Accordino and Joseph A. Zirkman (incorporated by reference to Exhibit 10.31 to Carrols Restaurant Group Inc.’s Registration Statement on Form S-1, as amended (Registration No. 333-137524))

10.17	Form of Amendment No. 1 to Registration Agreement, by and among Carrols Restaurant Group, Inc., Madison Dearborn Capital Partners, L.P., Madison Dearborn Capital Partners, II, L.P., BIB Holdings (Bermuda) Ltd., Alan Vituli, Daniel T. Accordino and Joseph A. Zirkman (incorporated by reference to Exhibit 10.32 to Carrols Restaurant Group Inc.’s Registration Statement on Form S-1, as amended (Registration No. 333-137524))

10.18	Loan Agreement dated as of March 9, 2007 among Carrols Corporation, Wachovia Bank, National Association, Bank of America, N.A., Raymond James Bank, FSB, Wells Fargo Bank National Association, Manufacturers, Traders Trust Company and each of the lenders who are or may from time to time become a party thereto (incorporated by reference to Exhibit 10.1 to Carrols Restaurant Group, Inc.’s Form 8-K filed on March 13, 2007)

10.19	Pledge Agreement dated as of March 9, 2007 among Carrols Restaurant Group, Inc., Carrols Corporation and the Subsidiary Pledgors (as defined therein) in favor of Wachovia Bank, N.A. (incorporated by reference to Exhibit 10.2 to Carrols Restaurant Group, Inc.’s Form 8-K filed on March 13, 2007)

10.20	Parent Guaranty Agreement dated as of March 9, 2007 by Carrols Restaurant Group, Inc., in favor of Wachovia Bank, N.A. (incorporated by reference to Exhibit 10.3 to Carrols Restaurant Group, Inc.’s Form 8-K filed on March 13, 2007)

10.21	Subsidiary Guaranty Agreement dated as of March 9, 2007 among each of the Subsidiary Guarantors (as defined in the Subsidiary Guaranty Agreement) in favor of the Agent (incorporated by reference to Exhibit 10.4 to Carrols Restaurant Group, Inc.’s Form 8-K filed on March 13, 2007)

10.22	First Amendment to Loan Agreement dated as of July 2, 2007 (incorporated by reference to Exhibit 10.1 to Carrols Restaurant Group, Inc.’s and Carrols Corporation’s Form 10-Q filed on August 10, 2007.)

10.23	Credit Agreement, dated as of August 5, 2011, between Carrols LLC, the lenders named therein, Wells Fargo Bank, National Association, as administrative agent, M&T Bank, as syndication agent and Regions Bank, as documentation agent (incorporated by reference to Exhibit 10.4 to Carrols Restaurant Group, Inc.’s and Carrols Corporation’s Quarterly Report on Form 10-Q filed on August 12, 2011)

Exhibit Number	Description

10.24	First Amendment to Credit Agreement dated as of December 14, 2011 among Carrols LLC, the lenders named therein and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.2 to Carrols Restaurant Group, Inc.’s Current Report on Form 8-K filed on December 16, 2011)

10.25	Security Agreement, dated as of August 5, 2011, between Carrols LLC, the lenders named therein and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.5 to Carrols Restaurant Group, Inc.’s and Carrols Corporation’s Quarterly Report on Form 10-Q filed on August 12, 2011)

10.26	Pledge Agreement, dated as of August 5, 2011, between Carrols LLC, the lenders named therein and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.6 to Carrols Restaurant Group, Inc.’s and Carrols Corporation’s Quarterly Report on Form 10-Q filed on August 12, 2011)

10.27	Holdings Pledge Agreement, dated as of August 5, 2011, between Carrols Corporation, the lenders named therein and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.7 to Carrols Restaurant Group, Inc.’s and Carrols Corporation’s Quarterly Report on Form 10-Q filed on August 12, 2011)

10.28	Credit Agreement, dated as of August 5, 2011, between Fiesta Restaurant Group, Inc., the guarantors named therein, the lenders named therein and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.2 to Carrols Restaurant Group, Inc.’s and Carrols Corporation’s Quarterly Report on Form 10-Q filed on August 12, 2011)

10.29	First Amendment to Credit Agreement dated as of December 14, 2011 among Fiesta Restaurant Group, Inc., the guarantors named therein, the lenders named therein and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to Carrols Restaurant Group, Inc.’s Current Report on Form 8-K filed on December 16, 2011)

10.30	First Lien Security Agreement, dated as of August 5, 2011, between Fiesta Restaurant Group, Inc., the guarantors named therein, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.3 to Carrols Restaurant Group, Inc.’s and Carrols Corporation’s Quarterly Report on Form 10-Q filed on August 12, 2011)

10.31	Second Lien Security Agreement, dated as of August 5, 2011, between Fiesta Restaurant Group, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as collateral agent (incorporated by reference to Exhibit 10.1 to Carrols Restaurant Group, Inc.’s and Carrols Corporation’s Quarterly Report on Form 10-Q filed on August 12, 2011)

10.32	Amended and Restated Employment Agreement dated as of December 13, 2008 by and among Carrols Restaurant Group, Inc., Carrols Corporation and Alan Vituli (incorporated by reference to Exhibit 10.21 to Carrols Restaurant Group’s and Carrols Corporation’s 2008 Annual Report on Form 10-K) (1)

10.33	Letter dated as of November 1, 2011 between Carrols Restaurant Group, Inc. and Alan Vituli (incorporated by reference to Exhibit 10.2 to Carrols Restaurant Group, Inc.’s Quarterly Report on Form 10-Q filed on November 14, 2011) (1)

10.34	Amended and Restated Employment Agreement dated as of December 13, 2008 by and among Carrols Restaurant Group, Inc., Carrols Corporation and Daniel T. Accordino (incorporated by reference to Exhibit 10.22 to Carrols Restaurant Group’s and Carrols Corporation’s 2008 Annual Report on Form 10-K) (1)

Exhibit Number	Description

10.35	Employment Agreement dated as of December 22, 2011 among Carrols Restaurant Group, Inc., Carrols LLC and Daniel T. Accordino (incorporated by reference to Exhibit 10.1 to Carrols Restaurant Group, Inc.’s Current Report on Form 8-K filed on December 27, 2011) (1)

10.36	Amended and Restated Carrols Corporation and Subsidiaries Deferred Compensation Plan dated December 1, 2008 (incorporated by reference to Exhibit 10.23 to Carrols Restaurant Group’s and Carrols Corporation’s 2008 Annual Report on Form 10-K) (1)

10.37	Joinder Agreement dated as of May 28, 2008 by and among Carrols Corporation, certain subsidiaries of Carrols Corporation, Carrols Restaurant Group, Inc., Carrols LLC and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.2 of Carrols Restaurant Group, Inc.’s and Carrols Corporation’s Form 10-Q filed on August 6, 2008.)

10.38	Joinder Agreement dated as of May 4, 2011 by and among Carrols Corporation, certain subsidiaries of Carrols Corporation, Carrols Restaurant Group, Inc., Fiesta Restaurant Group, Inc. and Well Fargo Bank, National Association (successor by merger to Wachovia Bank, National Association) (incorporated by reference to Exhibit 10.2 of Carrols Restaurant Group, Inc.’s and Carrols Corporation’s Form 10-Q filed on May 12, 2011)

10.39	Registration Rights Agreement, dated as of June 16, 2009, by and among Carrols Restaurant Group, Inc., Jefferies Capital Partners IV LP, Jefferies Employee Partners IV LLC and JCP Partners IV LLC (incorporated by reference to Exhibit 4.1 of Carrols Restaurant Group, Inc.’s and Carrols Corporation’s Form 10-Q filed on August 5, 2009)

10.40	Voting Agreement, dated as of July 27, 2011, between Carrols Restaurant Group, Inc. and Jefferies Capital Partners IV L.P., Jefferies Employee Partners IV LLC and JCP Partners IV LLC (incorporated by reference to Exhibit 10.8 to Carrols Restaurant Group, Inc.’s and Carrols Corporation’s Quarterly Report on Form 10-Q filed on August 12, 2011)

10.41	Offer Letter, dated as of July 18, 2011, between Carrols Restaurant Group, Inc. and Tim Taft (incorporated by reference to Exhibit 10.9 to Carrols Restaurant Group, Inc.’s and Carrols Corporation’s Quarterly Report on Form 10-Q filed on August 12, 2011) (1)

10.42	Management Services Agreement, dated as of August 5, 2011, between Carrols Corporation and Fiesta Restaurant Group, Inc. (incorporated by reference to Exhibit 10.10 to Carrols Restaurant Group, Inc.’s and Carrols Corporation’s Quarterly Report on Form 10-Q filed on August 12, 2011)

10.43	Management Services Agreement, dated as of August 5, 2011, between Carrols Corporation and Carrols LLC (incorporated by reference to Exhibit 10.11 to Carrols Restaurant Group, Inc.’s and Carrols Corporation’s Quarterly Report on Form 10-Q filed on August 12, 2011)

14.1	Carrols Restaurant Group, Inc. and Carrols Corporation Code of Ethics (incorporated by reference to Exhibit 14.1 to Carrols Restaurant Group Inc.’s and Carrols Corporation’s 2006 Annual Report on Form 10-K)

21.1	List of Subsidiaries#

23.1	Consent of Deloitte & Touche LLP#

31.1	Chief Executive Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Carrols Restaurant Group, Inc.#

31.2	Chief Financial Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Carrols Restaurant Group, Inc.#

32.1	Chief Executive Officer’s Certificate Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Carrols Restaurant Group, Inc.#

32.2	Chief Financial Officer’s Certificate Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Carrols Restaurant Group, Inc.#

Exhibit Number	Description

99.1	Audited consolidated financial statements for each of the fiscal years ended January 1, 2012, January 2, 2011 and January 3, 2010 of Fiesta Restaurant Group, Inc.#

99.2	Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended January 1, 2012 of Fiesta Restaurant Group, Inc.#

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Management contract or compensatory plan or arrangement identified pursuant to this report.
*	As provided in Rule 406T of Regulation S-T, this information is deemed furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.
#	Filed herewith

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Carrols Restaurant Group, Inc.

Syracuse, NY

We have audited the accompanying consolidated balance sheets of Carrols Restaurant Group, Inc. and subsidiary (the “Company”) as of January 1, 2012 and January 2, 2011, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended January 1, 2012. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 1, 2012 and January 2, 2011, and the results of its operations and its cash flows for each of the three years in the period ended January 1, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 1, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Rochester, NY

March 7, 2012

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

December 31, 2011 and 2010

(in thousands of dollars, except share and per share amounts)

	December 31,
	2011	2010
ASSETS
Current assets:
Cash	$24,661	$3,144
Trade and other receivables	6,673	5,213
Inventories	5,601	5,203
Prepaid rent	4,077	4,018
Prepaid expenses and other current assets	5,522	5,349
Refundable income taxes	2,239	869
Deferred income taxes (Note 10)	3,484	4,609

Total current assets	52,257	28,405
Property and equipment, net (Note 2)	190,310	186,850
Franchise rights, net (Note 3)	67,238	70,432
Goodwill (Note 3)	124,934	124,934
Intangible assets, net	301	419
Franchise agreements, at cost less accumulated amortization of $6,504 and $6,102, respectively	5,225	5,629
Deferred income taxes (Note 10)	—	1,949
Deferred financing fees	8,670	2,097
Other assets	9,457	5,587

Total assets	$458,392	$426,302

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt (Note 7)	$6,553	$15,538
Accounts payable	14,759	13,944
Accrued interest	7,178	6,853
Accrued payroll, related taxes and benefits	21,796	19,504
Accrued real estate taxes	4,812	4,778
Other liabilities	8,779	7,434

Total current liabilities	63,877	68,051
Long-term debt, net of current portion (Note 7)	261,966	237,914
Lease financing obligations (Note 8)	10,064	10,061
Deferred income—sale-leaseback of real estate (Note 6)	37,372	40,472
Deferred income taxes (Note 10)	2,234	—
Accrued postretirement benefits (Note 15)	2,055	1,845
Other liabilities (Note 5)	21,667	23,052

Total liabilities	399,235	381,395
Commitments and contingencies (Note 13)
Stockholders’ equity (Note 11):
Preferred stock, par value $.01; authorized 20,000,000 shares, issued and outstanding—none	—	—
Voting common stock, par value $.01; authorized 100,000,000 shares, issued—22,135,663 and 21,678,103, respectively, and outstanding—21,750,237 and 21,632,402 shares, respectively	218	216
Additional paid-in capital	6,954	3,474
Retained earnings	51,041	39,823
Accumulated other comprehensive income (Notes 7 and 15)	1,085	1,535
Treasury stock, at cost	(141)	(141)

Total stockholders’ equity	59,157	44,907

Total liabilities and stockholders’ equity	$458,392	$426,302

The accompanying notes are an integral part of these consolidated financial statements.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2011, 2010 and 2009

(in thousands of dollars, except share and per share amounts)

	2011	2010	2009
Revenues:
Restaurant sales	$820,767	$794,611	$814,534
Franchise royalty revenues and fees	1,719	1,533	1,606

Total revenues	822,486	796,144	816,140

Costs and expenses:
Cost of sales	256,571	240,635	237,446
Restaurant wages and related expenses (including stock-based compensation expense of $34, $50 and $215, respectively)	238,254	235,075	239,553
Restaurant rent expense (Note 6)	48,727	48,578	49,709
Other restaurant operating expenses	115,266	114,643	117,761
Advertising expense	30,688	30,362	31,172
General and administrative (including stock-based compensation expense of $2,745, $1,601 and $1,196, respectively)	57,088	51,021	51,851
Depreciation and amortization	33,522	32,459	32,520
Impairment and other lease charges (Note 4)	4,037	7,323	2,771
Other income (Note 9)	(574)	(444)	(720)

Total operating expenses	783,579	759,652	762,063

Income from operations	38,907	36,492	54,077
Interest expense	21,031	18,805	19,638
Loss on extinguishment of debt (Note 7)	2,470	—	—

Income before income taxes	15,406	17,687	34,439
Provision for income taxes (Note 10)	4,188	5,771	12,604

Net income	$11,218	$11,916	$21,835

Basic net income per share (Note 16)	$0.52	$0.55	$1.01

Diluted net income per share (Note 16)	$0.51	$0.55	$1.00

Basic weighted average common shares outstanding (Note 16)	21,677,837	21,620,550	21,594,366
Diluted weighted average common shares outstanding (Note 16)	22,207,181	21,835,417	21,768,683

The accompanying notes are an integral part of these consolidated financial statements.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2011, 2010 and 2009

(in thousands of dollars, except share and per share amounts)

	Voting Common Stock Shares	Voting Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders’ Equity
Balance at January 1, 2009	21,592,462	$216	$348	$6,072	$1,964	$(141)	$8,459
Stock-based compensation	—	—	1,411	—	—	—	1,411
Vesting of non-vested shares	19,245	—	—	—	—	—
Comprehensive income:
Net income	—	—	—	21,835	—	—	21,835
Change in postretirement benefit obligations, net of tax of $192 (Note 15)	—	—	—	—	(301)	—	(301)

Total comprehensive income							21,534

Balance at December 31, 2009	21,611,707	216	1,759	27,907	1,663	(141)	31,404
Stock-based compensation	—	—	1,651	—	—	—	1,651
Exercise of stock options	15,422	—	64	—	—	—	64
Vesting of non-vested shares	5,273	—	—	—	—	—	—
Comprehensive income:
Net income	—	—	—	11,916	—	—	11,916
Change in postretirement benefit obligations, net of tax of $98 (Note 15)	—	—	—	—	(128)	—	(128)

Total comprehensive income							11,788

Balance at December 31, 2010	21,632,402	216	3,474	39,823	1,535	(141)	44,907
Stock-based compensation	—	—	2,779	—	—	—	2,779
Exercise of stock options	97,376	1	550	—			551
Vesting of non-vested shares	20,459	1	151	—	—	—	152
Comprehensive income:
Net income	—	—	—	11,218	—	—	11,218
Change in valuation of interest rate swap, net of tax of $43 (Note 7)	—	—	—	—	(68)	—	(68)
Change in postretirement benefit obligations, net of tax of $243 (Note 15)	—	—	—	—	(382)	—	(382)

Total comprehensive income							10,768

Balance at December 31, 2011	21,750,237	$218	$6,954	$51,041	$1,085	$(141)	$59,157

The accompanying notes are an integral part of these consolidated financial statements.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2011, 2010 and 2009

(in thousands of dollars, except share and per share amounts)

	2011	2010	2009
Cash flows provided from operating activities:
Net income	$11,218	$11,916	$21,835
Adjustments to reconcile net income to net cash provided from operating activities:
Loss on disposals of property and equipment	388	612	121
Stock-based compensation	2,779	1,651	1,411
Impairment and other lease charges	4,037	7,323	2,771
Depreciation and amortization	33,522	32,459	32,520
Amortization of deferred financing costs	1,358	948	991
Amortization of unearned purchase discounts	—	—	(2,149)
Amortization of deferred gains from sale-leaseback transactions	(3,521)	(3,347)	(3,178)
Gain on settlements of lease financing obligations	—	—	(133)
Accretion of interest on lease financing obligations	7	62	47
Deferred income taxes	5,594	299	5,010
Loss on extinguishment of debt	1,455	—	—
Changes in other operating assets and liabilities:
Refundable income taxes	(1,370)	316	(1,185)
Accounts payable	960	(2,199)	(2,399)
Accrued interest	325	(27)	(862)
Accrued payroll, related taxes and benefits	2,292	(1,950)	6,023
Accrued income taxes	—	—	(2,099)
Other	(4,544)	(1,315)	1,964

Net cash provided from operating activities	54,500	46,748	60,688

Cash flows used for investing activities:
Capital expenditures:
New restaurant development	(14,333)	(14,079)	(9,696)
Restaurant remodeling	(12,968)	(12,226)	(12,404)
Other restaurant capital expenditures	(17,672)	(9,355)	(10,664)
Corporate and restaurant information systems	(5,663)	(1,387)	(4,180)

Total capital expenditures	(50,636)	(37,047)	(36,944)
Properties purchased for sale-leaseback	(2,058)	(3,735)	(2,906)
Proceeds from sale-leaseback transactions	10,601	12,442	8,662
Proceeds from insurance recovery	477	—	—
Proceeds from sales of other properties	573	—	819

Net cash used for investing activities	(41,043)	(28,340)	(30,369)

Cash flows provided from (used for) financing activities:
Proceeds from issuance of Fiesta Restaurant Group senior secured second lien notes	200,000	—	—
Term loan borrowings from new Carrols LLC credit facility	65,000	—	—
Borrowings on Carrols LLC revolving credit facility	27,100	—	—
Repayments on Carrols LLC revolving credit facility	(23,100)	—	—
Borrowings on prior revolving credit facility	32,700	97,100	102,300
Repayments on prior revolving credit facility	(32,700)	(99,000)	(118,400)
Repayments of term loans under prior credit facility	(80,214)	—	—
Repayments of prior Carrols senior subordinated notes	(165,000)	—	—
Scheduled principal payments on term loans under prior credit facility	(7,036)	(11,727)	(12,000)
Scheduled principal payments on Carrols LLC term loans	(1,625)	—	—
Principal pre-payments on term loans	—	(6,023)	—
Principal payments on capital leases	(58)	(80)	(102)
Proceeds from lease financing obligations	1,736	—	835
Settlement of lease financing obligations	—	—	(1,945)
Financing costs associated with issuance of lease financing obligations	(89)	—	(4)
Financing costs associated with issuance of debt	(9,357)	—	—
Excess tax benefits from stock-based compensation	152
Proceeds from stock option exercises	551	64	—

Net cash provided from (used for) financing activities	8,060	(19,666)	(29,316)

Net increase (decrease) in cash and cash equivalents	21,517	(1,258)	1,003
Cash and cash equivalents, beginning of year	3,144	4,402	3,399

Cash and cash equivalents, end of year	$24,661	$3,144	$4,402

Supplemental disclosures:
Interest paid on long-term debt	$18,335	$16,908	$18,433
Interest paid on lease financing obligations	$1,006	$914	$1,163
Accruals for capital expenditures	$468	$613	$453
Income taxes paid (refunded), net	$(147)	$5,124	$10,877
Capital lease obligations incurred	$—	$123	$—
Non-cash reduction of assets under lease financing obligations	$—	$—	$2,362
Non-cash reduction of lease financing obligations	$1,740	$—	$3,713

The accompanying notes are an integral part of these consolidated financial statements.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

(in thousands of dollars, except share and per share amounts)

1. Description of Business and Summary of Significant Accounting Policies

Business Description. At January 1, 2012 the Company operated, as franchisee, 298 restaurants under the trade name “Burger King” in 12 Northeastern, Midwestern and Southeastern states. At January 1, 2012, the Company also owned and operated 91 Pollo Tropical restaurants, of which 85 were located in Florida, one was located in Georgia and five were located in New Jersey, and franchised a total of 31 Pollo Tropical restaurants, 21 in Puerto Rico, two in Ecuador, one in Honduras, one in the Bahamas, one in Trinidad, two in Venezuela and three on college campuses in Florida, and 158 Taco Cabana restaurants located primarily in Texas and franchised two Taco Cabana restaurants in New Mexico, two in Texas and one in Georgia.

Basis of Consolidation. Carrols Restaurant Group, Inc. (“Carrols Restaurant Group”) is a holding company and conducts all of its operations through Carrols Corporation (“Carrols”) and its wholly-owned subsidiaries. The consolidated financial statements presented herein include the accounts of Carrols Restaurant Group and its wholly-owned subsidiary Carrols. In April 2011, Fiesta Restaurant Group, Inc. (“Fiesta Restaurant Group”), a wholly owned subsidiary of Carrols, was incorporated. In May 2011, Carrols contributed all of the outstanding capital stock of Pollo Operations, Inc. and Pollo Franchise Inc. (collectively “Pollo Tropical”) and Taco Cabana Inc. and subsidiaries (collectively “Taco Cabana”) to Fiesta Restaurant Group in exchange for all of the outstanding capital stock of Fiesta Restaurant Group. Any reference to “Carrols LLC” refers to Carrols’ wholly-owned subsidiary, Carrols LLC, a Delaware limited liability company. Unless the context otherwise requires, Carrols Restaurant Group, Carrols and the direct and indirect subsidiaries of Carrols are collectively referred to as the “Company.” All intercompany transactions have been eliminated in consolidation.

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

Fiscal Year. The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. All references herein to fiscal years ended January 3, 2010, January 2, 2011 and January 1, 2012 will be referred to as fiscal years ended December 31, 2009, 2010 and 2011, respectively. The fiscal years ended December 31, 2011 and 2010 each contained 52 weeks and the fiscal year ended December 31, 2009 contained 53 weeks.

Use of Estimates. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates and assumptions include: accrued occupancy costs, insurance liabilities, evaluation for impairment of goodwill, long-lived assets and Burger King franchise rights and lease accounting matters. Actual results could differ from those estimates.

Cash and Cash Equivalents. The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Inventories. Inventories, primarily consisting of food and paper, are stated at the lower of cost (first-in, first-out) or market.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2011, 2010 and 2009

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

Owned buildings	5 to 30 years
Equipment	3 to 7 years
Computer hardware and software	3 to 7 years
Assets subject to capital leases	Shorter of useful life or lease term

Leasehold improvements are depreciated over the shorter of their estimated useful lives or the underlying lease term. In circumstances where an economic penalty would be presumed by the non-exercise of one or more renewal options under the lease, the Company includes those renewal option periods when determining the lease term. For significant leasehold improvements made during the latter part of the lease term, the Company amortizes those improvements over the shorter of their useful life or an extended lease term. The extended lease term would consider the exercise of renewal options if the value of the improvements would imply that an economic penalty would be incurred without the renewal of the option. Building costs incurred for new restaurants on leased land are depreciated over the lease term, which is generally a 20-year period.

Burger King Franchise Rights. For its previous Burger King restaurant acquisitions, the Company generally allocated to franchise rights, an intangible asset, the excess of purchase price and related costs over the value assigned to the net tangible and intangible assets acquired. Amounts allocated to franchise rights for each acquisition are amortized using the straight-line method over the average remaining term of the acquired franchise agreements plus one twenty year renewal period.

Burger King Franchise Agreements. Fees for initial franchises and renewals are amortized using the straight-line method over the term of the agreement, which is generally twenty years.

Goodwill. Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. Goodwill is not amortized but is tested for impairment at least annually as of December 31.

Long-Lived Assets. The Company assesses the recoverability of property and equipment, franchise rights and intangible assets by determining whether the carrying value of these assets can be recovered over their respective remaining lives through undiscounted future operating cash flows. Impairment is reviewed whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable.

Deferred Financing Costs. Financing costs (included in other assets) incurred in obtaining long-term debt and lease financing obligations are capitalized and amortized over the life of the related obligation as interest expense using the effective interest method.

Leases. All leases are reviewed for capital or operating classification at their inception. The majority of the Company’s leases are operating leases. Many of the lease agreements contain rent holidays, rent escalation clauses and/or contingent rent provisions. Rent expense for leases that contain scheduled rent increases is recognized on a straight-line basis over the lease term, including any option periods included in the determination

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2011, 2010 and 2009

(in thousands of dollars, except share and per share amounts)

of the lease term. Contingent rentals are generally based upon a percentage of sales or a percentage of sales in excess of stipulated amounts and are generally not considered minimum rent payments but are recognized as rent expense when incurred.

Lease Financing Obligations. Lease financing obligations pertain to real estate sale-leaseback transactions accounted for under the financing method. The assets (land and building) subject to these obligations remain on the Company’s consolidated balance sheet at their historical costs and such assets (excluding land) continue to be depreciated over their remaining useful lives. The proceeds received by the Company from these transactions are recorded as lease financing obligations and the lease payments are applied as payments of principal and interest. The selection of the interest rate on lease financing obligations is evaluated at inception of the lease based on the Company’s incremental borrowing rate adjusted to the rate required to prevent recognition of a non-cash loss or negative amortization of the obligation through the end of the primary lease term.

Revenue Recognition. Revenues from Company owned and operated restaurants are recognized when payment is tendered at the time of sale. Franchise royalty revenues associated with Pollo Tropical and Taco Cabana restaurants are based on a percent of gross sales and are recorded as income when earned.

Unearned Purchase Discounts. Unearned purchase discounts are amortized as a reduction of cost of sales either over the life of the supplier contract or the estimated purchase commitment period. In 2000, Burger King Corporation arranged for the Coca-Cola Company and Dr. Pepper/Seven-Up, Inc. to provide funding to franchisees in connection with certain initiatives to upgrade restaurants. The Company received approximately $19.8 million in 2000 and $1.6 million in 2001 under this arrangement with these suppliers. The total amount of these purchase discounts amortized for the year ended December 31, 2009 was $2.2 million. As of December 31, 2009 these purchase discounts were fully amortized.

Income Taxes. Deferred tax assets and liabilities are based on the difference between the financial statement and tax bases of assets and liabilities as measured by the tax rates that are anticipated to be in effect when those differences reverse. The deferred tax provision generally represents the net change in deferred tax assets and liabilities during the period. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is established when it is necessary to reduce deferred tax assets to amounts for which realization is more likely than not. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company and its subsidiary file a consolidated federal income tax return.

Advertising Costs. All advertising costs are expensed as incurred.

Cost of Sales. The Company includes the cost of food, beverage and paper, net of any discounts, in cost of sales.

Pre-opening Costs. The Company’s pre-opening costs are expensed as incurred and generally include payroll costs associated with opening the new restaurant, rent and promotional costs.

Insurance. The Company is insured for workers’ compensation, general liability and medical insurance claims under policies where it pays all claims, subject to stop-loss limitations both for individual claims and claims in the aggregate. Losses are accrued based upon the Company’s estimates of the aggregate liability for claims based on Company experience and certain actuarial methods used to measure such estimates. The Company does not discount any of its self-insurance obligations.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2011, 2010 and 2009

(in thousands of dollars, except share and per share amounts)

Fair Value of Financial Instruments. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. In determining fair value, the accounting standards establish a three level hierarchy for inputs used in measuring fair value as follows: Level 1 inputs are quoted prices in active markets for identical assets or liabilities; Level 2 inputs are observable for the asset or liability, either directly or indirectly, including quoted prices in active markets for similar assets or liabilities; and Level 3 inputs are unobservable and reflect our own assumptions. The following methods were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate the fair value:

•

Current Assets and Liabilities. The carrying value of cash, trade and other receivables, accounts payable and accrued liabilities approximates fair value because of the short maturity of those instruments.

•

Carrols Senior Subordinated Notes. The fair values of Carrols outstanding senior subordinated notes were based on quoted market prices. The fair value at December 31, 2010 was approximately $165.4 million.

•

Fiesta Restaurant Group 8.875% Senior Secured Second Lien Notes due 2016. The fair value of outstanding Fiesta Restaurant Group senior secured second lien notes is based on recent trading values, and at December 31, 2011 was approximately $199.5 million.

•

Revolving and Term Loan Credit Facilities. Based upon the rates and other terms of the credit facilities entered into in the last six months of 2011, the amount of the outstanding borrowings under the Carrols LLC senior secured credit facility approximates fair value at December 31, 2011.

See Note 4 for discussion of the fair value measurement of non-financial assets.

Derivative Financial Instruments. The Company recognizes derivatives on the balance sheet at fair value. The Company’s only derivative is an interest rate swap and it has been designated as a cash flow hedge; therefore, the effective portion of the changes in the fair value of this arrangement will be recognized in accumulated other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of the changes in the fair value of this arrangement will be immediately recognized in earnings. The Company classifies cash inflows and outflows from derivatives within operating activities on the statement of cash flows.

One of the Company’s objectives for utilizing derivative instruments is to reduce its exposure to fluctuations in cash flows due to changes in the variable interest rates of certain borrowings issued under the Carrols LLC senior secured credit facility, as also required by the Carrols LLC senior secured credit facility. The Company’s strategy to achieve that objective involves entering into interest rate swaps that are specifically designated to the Carrols LLC senior secured credit facility and accounted for as cash flow hedges.

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

Stock-Based Compensation. The Company applies the Black-Scholes valuation model in determining the fair value of stock options granted to employees, which is then amortized on a straight-line basis to compensation expense over the requisite service period. For restricted stock awards, the fair market value of the award, determined based upon the closing value of the Company’s stock price on the grant date, is recorded to compensation expense on a straight-line basis over the requisite service period.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2011, 2010 and 2009

(in thousands of dollars, except share and per share amounts)

The Company has adopted an incentive stock plan under which incentive stock options, non-qualified stock options and non-vested shares may be granted to employees and non-employee directors. On an annual basis, the Company has granted incentive stock options, non-qualified stock options and non-vested shares under these plans. The stock options granted generally vest at 20% per year and expire seven years from the date of grant. Non-vested shares granted to certain restaurant employees generally vest 100% after three years, non-vested shares granted to corporate employees generally vest 25% per year over four years and non-vested shares granted to non-employee directors generally vest at varying rates over two to five years. Stock-based compensation related to these grants totaled $2.8 million, $1.7 million and $1.4 million in 2011, 2010 and 2009, respectively.

There were no stock options granted in 2011. The weighted average fair-value of the options granted in 2010 and 2009 was $3.03 and $1.19, respectively, which was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2010	2009
Risk-free interest rate	2.32%	1.36%
Annual dividend yield	0%	0%
Expected term	4.8 years	4.8 years
Expected volatility	53%	49%

The assumptions include the risk-free rate of interest, expected dividend yield, expected volatility, and the expected term of the award. The risk-free rate of interest was based on the zero coupon U.S. Treasury bond rates appropriate for the expected term of the award. There are no expected dividends as the Company does not currently plan to pay dividends on its common stock. Expected stock price volatility was based on the expected volatility of a peer group that had actively traded stock during the period immediately preceding the share-based award grant. The expected term is estimated by using the actual contractual term of the awards and the expected length of time for the employees to exercise the awards. Compensation expense is recognized only for those options expected to vest, with forfeitures estimated based on the Company’s historical experience and future expectations. Also see Note 11 to the consolidated financial statements.

Gift cards. The Company sells gift cards to its customers in its restaurants and through selected third parties. The Company recognizes revenue from gift cards upon redemption by the customer. The gift cards sold to its Pollo Tropical and Taco Cabana customers have no stated expiration dates and are subject to escheatment rights in certain states. Proceeds from the sale of gift cards at the Company’s Burger King restaurants are remitted to Burger King Corporation. Revenues from gift card breakage or from unredeemed gift cards related to Pollo Tropical and Taco Cabana are not material to the Company’s consolidated financial statements.

Subsequent Events. The Company reviewed and evaluated for subsequent events through the issuance date of the Company’s financial statements.

Recent Accounting Pronouncements.

In September 2011, the Financial Accounting Standards Board (“FASB”) issued guidance on testing goodwill for impairment. The guidance provides entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2011, 2010 and 2009

(in thousands of dollars, except share and per share amounts)

permitted, provided that the entity has not yet performed its 2011 annual impairment test or issued its financial statements. The Company is evaluating the impact of this guidance on its annual testing for goodwill impairment in 2012.

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

2. Property and Equipment

Property and equipment at December 31 consisted of the following:

	December 31,
	2011	2010
Land	$23,772	$24,054
Owned buildings	24,340	25,971
Leasehold improvements	203,720	196,606
Equipment	238,840	226,956
Assets subject to capital leases	6,522	6,865

	497,194	480,452
Less accumulated depreciation and amortization	(306,884)	(293,602)

	$190,310	$186,850

Assets subject to capital leases primarily pertain to buildings leased for certain restaurant locations and certain corporate equipment and had accumulated amortization at December 31, 2011 and 2010 of $5,651 and $5,906, respectively. At December 31, 2011 and 2010, land of $4,175 and owned buildings of $4,867 were subject to lease financing obligations accounted for under the lease financing method (See Note 8) at both periods. Accumulated depreciation pertaining to owned buildings subject to lease financing obligations at December 31, 2011 and 2010 was $2,083 and $1,883, respectively.

Depreciation expense for all property and equipment for the years ended December 31, 2011, 2010 and 2009 was $29,603, $28,518 and $28,563, respectively.

3. Goodwill and Franchise Rights

Goodwill. The Company is required to review goodwill for impairment annually or more frequently when events and circumstances indicate that the carrying amount may be impaired. If the determined fair value of goodwill is less than the related carrying amount, an impairment loss is recognized. The Company performs its annual impairment assessment as of December 31 and has determined its reporting units to be at the operating segment level: its Burger King restaurants, operating as a franchisee; Pollo Tropical and Taco Cabana each at the brand level.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2011, 2010 and 2009

(in thousands of dollars, except share and per share amounts)

In performing its goodwill impairment test, the Company compared the net book values of its reporting units to their estimated fair values, the latter determined by employing a combination of a discounted cash flow analysis and a market-based approach. The results of the discounted cash flow analyses were corroborated with other value indicators where available, such as comparable company earnings multiples.

There have been no changes in goodwill or goodwill impairment losses recorded for the years ended December 31, 2011, 2010 and 2009. Goodwill is summarized below:

	Pollo Tropical	Taco Cabana	Burger King	Total
Balance, December 31, 2011 and 2010	$56,307	$67,177	$1,450	$124,934

Burger King Franchise Rights. Amounts allocated to franchise rights for each Burger King acquisition are amortized using the straight-line method over the average remaining term of the acquired franchise agreements plus one twenty year renewal period. Following is a summary of the Company’s Burger King franchise rights as of the respective balance sheet dates:

	December 31, 2011		December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Franchise rights	$138,169	$70,931	$138,169	$67,737

Amortization expense related to Burger King franchise rights for the years ended December 31, 2011, 2010 and 2009 was $3,194, $3,197 and $3,196, respectively and the Company expects annual amortization to be $3,194 for each of the years ending 2012 through 2016.

The Company assesses the potential impairment of Burger King franchise rights whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If an indicator of impairment exists, an estimate of the aggregate undiscounted cash flows from the acquired restaurants is compared to the respective carrying value of franchise rights for each Burger King acquisition. If an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value. An impairment charge of $45 was recorded for franchise rights related to a closed restaurant location for the year ended December 31, 2010. No impairment charges were recorded related to the Company’s Burger King franchise rights for the years ended December 31, 2011 and 2009.

4. Impairment of Long-Lived Assets and Other Lease Charges

The Company reviews its long-lived assets, principally property and equipment, for impairment at the restaurant level. If an indicator of impairment exists for any of its assets, an estimate of undiscounted future cash flows over the life of the primary asset for each restaurant is compared to that long-lived asset’s carrying value. If the carrying value is greater than the undiscounted cash flow, the Company then determines the fair value of the asset and if an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value plus any lease liabilities to be incurred for non-operating restaurants, net of any estimated sublease recoveries.

The Company determined the fair value of restaurant equipment, for those restaurants reviewed for impairment, based on current economic conditions and the Company’s history of using these assets in the

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2011, 2010 and 2009

(in thousands of dollars, except share and per share amounts)

operation of its business. These fair value asset measurements rely on significant unobservable inputs and are considered Level 3 in the fair value hierarchy. The Level 3 assets measured at fair value associated with impairment charges recorded in 2011 totaled $0.2 million at December 31, 2011.

Impairment and other lease charges recorded on long-lived assets for the Company’s segments were as follows:

	Year Ended December 31,
	2011	2010	2009
Burger King	$1,293	$709	$487
Pollo Tropical	2,457	4,671	2,152
Taco Cabana	287	1,943	132

	$4,037	$7,323	$2,771

During the year ended December 31, 2011, the Company recorded other lease charges of $1.2 million associated with five closed Pollo Tropical restaurants and $0.2 million of lease charges for two closed Taco Cabana restaurants. The Company also recorded impairment charges of $1.3 million for certain underperforming Burger King restaurants and $1.3 million for an underperforming Pollo Tropical restaurant.

During the year ended December 31, 2010, the Company recorded impairment and other lease charges of $7.3 million which included impairment charges of $3.9 million for four underperforming Pollo Tropical restaurants, $1.4 million for two underperforming Taco Cabana restaurants and $0.7 million for certain Burger King restaurants. The Company also recorded other lease charges of $0.7 million for non-operating Pollo Tropical properties and $0.5 million in charges for non-operating Taco Cabana restaurant properties.

The Company closed one Pollo Tropical restaurant in 2009 whose fixed assets were impaired in 2008, and recorded a lease charge of $0.3 million in 2009. During 2009, the Company also recorded impairment charges of $1.9 million associated with an underperforming Pollo Tropical restaurant and $0.4 million associated with two underperforming Burger King restaurants.

5. Other Liabilities, Long-Term

Other liabilities, long-term, at December 31, consisted of the following:

	December 31,
	2011	2010
Accrued occupancy costs	$14,296	$13,250
Accrued workers’ compensation and general liability claims	3,208	3,423
Deferred compensation	965	2,937
Other	3,198	3,442

	$21,667	$23,052

Accrued occupancy costs include obligations pertaining to closed restaurant locations, contingent rent and accruals to expense operating lease rental payments on a straight-line basis over the lease term.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2011, 2010 and 2009

(in thousands of dollars, except share and per share amounts)

The following table presents the activity in the exit cost reserve, of which $1.1 million and $0.9 million at December 31, 2011 and 2010, respectively, are included in long-term accrued occupancy costs above, with the remainder in other current liabilities:

	Year ended December 31,
	2011	2010
Balance, beginning of year	$1,665	$862
Provisions for restaurant closures	800	563
Changes in estimates of accrued costs	649	716
Payments, net	(1,021)	(632)
Other adjustments	153	156

Balance, end of year	$2,246	$1,665

6. Leases

The Company utilizes land and buildings in its operations under various lease agreements. The Company does not consider any one of these individual leases material to the Company’s operations. Initial lease terms are generally for twenty years and, in many cases, provide for renewal options and in most cases rent escalations. Certain leases require contingent rent, determined as a percentage of sales as defined by the terms of the applicable lease agreement. For most locations, the Company is obligated for occupancy related costs including payment of property taxes, insurance and utilities.

In the years ended December 31, 2011, 2010 and 2009, the Company sold seven, eight and six restaurant properties, respectively, in sale-leaseback transactions for net proceeds of $10,601, $12,442 and $8,662, respectively. These leases have been classified as operating leases and generally contain a twenty-year initial term plus renewal options.

Deferred gains on sale-leaseback transactions of $421, $729 and $2,819 were recognized during the years ended December 31, 2011, 2010 and 2009, respectively, and are being amortized over the term of the related leases. The amortization of deferred gains on sale-leaseback transactions was $3,521, $3,347 and $3,178 for the years ended December 31, 2011, 2010 and 2009, respectively.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2011, 2010 and 2009

(in thousands of dollars, except share and per share amounts)

Minimum rent commitments under capital and non-cancelable operating leases at December 31, 2011 were as follows:

Years Ending December 31,	Capital	Operating
2012	$149	$50,412
2013	151	49,399
2014	145	47,117
2015	134	45,063
2016	129	43,777
Thereafter	1,311	307,345

Total minimum lease payments	2,019	$543,113

Less amount representing interest	(875)

Total obligations under capital leases	1,144
Less current portion	(53)

Long-term obligations under capital leases	$1,091

Total rent expense on operating leases, including percentage rent on both operating and capital leases, was as follows:

	Year ended December 31,
	2011	2010	2009
Minimum rent on real property	$46,618	$46,586	$46,727
Additional rent based on percentage of sales	2,109	1,992	2,982

Restaurant rent expense	48,727	48,578	49,709
Administrative and equipment rent	937	929	1,295

	$49,664	$49,507	$51,004

7. Long-Term Debt

Long-term debt at December 31 consisted of the following:

	December 31,
	2011	2010
Collateralized:
Carrols LLC Revolving Credit Facility	$4,000	$—
Carrols LLC Credit Facility-Term loan	63,375	—
Prior Carrols Senior Credit Facility-Term Loan	—	87,250
Fiesta Restaurant Group 8.875% Senior Secured Second Lien Notes	200,000	—
Unsecured:
Carrols 9% Senior Subordinated Notes	—	165,000
Capital leases (Note 6)	1,144	1,202

	268,519	253,452
Less: current portion	(6,553)	(15,538)

	$261,966	$237,914

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2011, 2010 and 2009

(in thousands of dollars, except share and per share amounts)

On August 5, 2011 Carrols LLC and Fiesta Restaurant Group each entered into a new and independent senior secured credit facility. The new Carrols LLC senior secured credit facility provides for aggregate term loan borrowings of $65.0 million and a revolving credit facility that provides for aggregate borrowings of up to $20.0 million. The new Fiesta Restaurant Group senior secured credit facility consists of a revolving credit facility that provides for aggregate borrowings of up to $25.0 million. Also on August 5, 2011, Fiesta Restaurant Group issued $200.0 million of 8.875% Senior Secured Second Lien Notes due 2016 (the “Fiesta Notes”). Carrols LLC used net proceeds from the term loan borrowings of $65.0 million under the Carrols LLC senior secured credit facility and Fiesta Restaurant Group used net proceeds from the sale of the Fiesta Notes to distribute funds to Carrols to enable Carrols to (i) repay all outstanding indebtedness under Carrols prior senior credit facility, (ii) repurchase its outstanding 9% Senior Subordinated Notes due 2013 (the “Carrols Notes”) pursuant to a cash tender offer and related consent solicitation and to pay the related tender premium and redeem any Carrols Notes not repurchased under the tender offer and (iii) pay related fees and expenses. On January 1, 2012, there were $4.0 million of outstanding revolving credit borrowings under the new Carrols LLC senior secured credit facility and no outstanding revolving credit borrowings under the new Fiesta Restaurant Group senior secured credit facility.

In connection with these transactions, on July 22, 2011 Carrols commenced a tender offer and consent solicitation for all of its outstanding Carrols Notes. On August 5, 2011, $118.4 million were accepted for payment and paid by Carrols. Carrols LLC distributed to Carrols net proceeds from the term loan borrowings of $65.0 million under the Carrols LLC senior secured credit facility and Fiesta Restaurant Group distributed to Carrols net proceeds from the sale of $200.0 million of Fiesta Notes to enable Carrols to redeem the balance of its outstanding Carrols Notes not tendered in the tender offer, which expired on August 18, 2011. On August 22, 2011, Carrols completed the cash tender offer and consent solicitation for all of the outstanding Carrols Notes and called for the redemption of the $46.2 million of the Carrols Notes that were not tendered in the tender offer and irrevocably deposited with the trustee for the Carrols Notes an amount of funds sufficient to redeem the Carrols Notes. Consequently, on August 22, 2011, each of Carrols and the subsidiary guarantors terminated its obligations under the Carrols Notes and under the indenture governing the Carrols Notes.

As a result of these refinancing transactions, Carrols recorded a loss on extinguishment of debt in 2011 of $2.5 million consisting of the write-off of previously deferred financing fees of $1.5 million, the tender premium paid for redemption of the Carrols Notes and other professional fees associated with the tender offer.

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

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2011, 2010 and 2009

(in thousands of dollars, except share and per share amounts)

Fiesta Restaurant Group’s obligations under its senior secured credit facility are secured by a first priority lien on substantially all of the assets of Fiesta Restaurant Group and its material subsidiaries, as guarantors, (including a pledge of all of the capital stock and equity interests of its material subsidiaries).

The Fiesta Restaurant Group senior secured senior credit facility contains customary default provisions, including without limitation, a cross default provision pursuant to which it is an event of default under this facility if there is a default under any indebtedness of Fiesta Restaurant Group having an outstanding principal amount of $2.5 million or more which results in the acceleration of such indebtedness prior to its stated maturity or is caused by a failure to pay principal when due. As of January 1, 2012, Fiesta Restaurant Group was in compliance with the covenants under its senior secured credit facility. After reserving $9.4 million for letters of credit guaranteed by the facility for workers’ compensation and other insurance policies, $15.6 million was available for borrowing at January 1, 2012.

On August 5, 2011 Carrols LLC entered into a new senior secured credit facility, which provides for $65.0 million aggregate term loan borrowings and a revolving credit facility which provides for aggregate borrowings of up to $20.0 million (including $10.0 million available for letters of credit) both maturing on August 5, 2016. The Carrols LLC senior secured credit facility also provides for incremental term loan and revolving credit borrowing increases of up to $25 million, in the aggregate. Term loan and revolving credit borrowings under the facility bear interest at a per annum rate, at Carrols LLC’s option, of either (all terms as defined in the Carrols LLC senior secured credit facility):

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

During 2011, Carrols LLC utilized the LIBOR rate option.

Under the Carrols LLC senior secured credit facility, Carrols LLC is required to make mandatory prepayments of principal on term loan borrowings (i) annually in an amount equal to 50% to 100% of Excess Cash Flow (as defined in the Carrols LLC senior secured credit facility) based on Carrols LLC’s Adjusted Leverage Ratio and (ii) in the event of dispositions of assets, debt issuances and insurance and condemnation proceeds (all subject to certain exceptions).

The term loan borrowings under the Carrols LLC senior secured credit facility are payable in consecutive quarterly principal payments of $1.625 million which began on the last day of the fourth quarter of 2011 through the first quarter of 2016 with the remaining outstanding principal amount of $35.75 million due on the maturity date of August 5, 2016.

Carrols LLC’s obligations under the Carrols LLC senior secured credit facility are secured by a first priority lien on substantially all of the assets of Carrols LLC and by a pledge by Carrols of all of the outstanding equity interests of Carrols LLC.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2011, 2010 and 2009

(in thousands of dollars, except share and per share amounts)

The Carrols LLC senior secured credit facility contains customary default provisions, including without limitation, a cross default provision pursuant to which it is an event of default under this facility if there is a default under any indebtedness of Carrols LLC having an outstanding principal amount of $2.5 million or more which results in the acceleration of such indebtedness prior to its stated maturity or is caused by a failure to pay principal when due. As of January 1, 2012, Carrols LLC was in compliance with the covenants under its senior secured credit facility. After reserving $4.8 million for letters of credit guaranteed by the facility for workers’ compensation and other insurance policies, $11.2 million was available for borrowing at January 1, 2012.

Carrols LLC Interest Rate Swap Agreement. As required by the Carrols LLC senior secured credit facility, in November of 2011, Carrols LLC entered into an interest rate swap agreement with its lenders to mitigate the risk of increases in the variable interest rate related to term loan borrowings under the Carrols LLC senior secured credit facility. The interest rate swap has been designated as a cash flow hedge.

The interest rate swap fixes the interest rate on 50% of the outstanding term loan borrowings under the Carrols LLC senior secured credit facility at 0.77% plus the credit margin on the debt. The agreement matures on November 28, 2014 and has a notional amount of $31,688 at December 31, 2011. The differences between the variable LIBOR rate and the interest rate swap rate of 0.77% are settled monthly. This derivative instrument changed the Company’s effective interest rate on its term loan borrowings under the Carrols LLC senior secured credit facility from 3.99% to 4.14% in 2011. The Company made payments to settle the interest rate swap of $25 during 2011, which were recorded as a component of interest expense.

The Company’s interest rate swap agreement is recorded at fair value and a liability of $110 as of December 31, 2011 is included in long-term other liabilities in the accompanying consolidated balance sheets. Changes in the valuation of the Company’s interest rate swap will be included as a component of other comprehensive income. The Company’s counterparties under this arrangement provide the Company with quarterly statements of the market values of these instruments based on significant inputs that are observable or can be derived principally from, or corroborated by, observable market data for substantially the full term of the asset or liability. The Company classifies this within Level 2 of the valuation hierarchy described in Note 1. The impact on the derivative liabilities for the Company and the counterparties’ non-performance risk to the derivative trades is considered when measuring the fair value of derivative liabilities.

Fiesta Restaurant Group Senior Secured Second Lien Notes. On August 5, 2011, Fiesta Restaurant Group issued $200.0 million of 8.875% Senior Secured Second Lien Notes due 2016 pursuant to an indenture dated as of August 5, 2011 governing such notes. The Fiesta Notes mature and are payable on August 15, 2016. Interest is payable semi-annually on February 15 and August 15 with the first interest payment due on February 15, 2012. The Fiesta Notes are guaranteed by Fiesta Restaurant Group’s material subsidiaries and are secured by second-priority liens on substantially all of Fiesta Restaurant Group’s and its material subsidiaries’ assets (including a pledge of all of the capital stock and equity interests of its material subsidiaries).

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

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2011, 2010 and 2009

(in thousands of dollars, except share and per share amounts)

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

The indenture governing the Fiesta Notes contains customary default provisions, including without limitation, a cross default provision pursuant to which it is an event of default under these notes and the indenture if there is a default under any indebtedness of Fiesta Restaurant Group having an outstanding principal amount of $15.0 million or more which results in the acceleration of such indebtedness prior to its stated maturity or is caused by a failure to pay principal when due. Fiesta Restaurant Group was in compliance as of January 1, 2012 with the restrictive covenants of the indenture governing the Fiesta Notes.

Carrols Prior Senior Credit Facility. Carrols’ prior senior credit facility totaled $185 million, originally consisting of $120 million principal amount of term loan A borrowings maturing on March 9, 2013 and a $65.0 million revolving credit facility (including a sub-limit of up to $25.0 million for letters of credit and up to $5.0 million for swingline loans) maturing on March 8, 2012.

During the year ended December 31, 2010, Carrols made a required principal prepayment of approximately $1.0 million based on 25% of Carrols’ Excess Cash Flow (as defined in Carrols’ prior senior credit facility) for the year ended December 31, 2009. The Company also made a principal prepayment of $5.0 million on outstanding term loan A borrowings in the fourth quarter of 2010.

Carrols Prior Senior Subordinated Notes. On December 15, 2004, Carrols issued $180.0 million of the Carrols Notes that bore interest at a rate of 9% payable semi-annually on January 15 and July 15 and were scheduled to mature on January 15, 2013.

At January 1, 2012, principal payments required on long-term debt are as follows:

2012	$6,553
2013	6,558
2014	6,556
2015	6,548
2016	241,423
Thereafter	881

$268,519

The weighted average interest rate on all debt, excluding lease financing obligations, for the years ended December 31, 2011, 2010 and 2009 was 6.9%, 6.1% and 5.9%, respectively. Interest expense on the Company’s long-term debt, excluding lease financing obligations, was $18,661, $17,811 and $18,540 for the years ended December 31, 2011, 2010 and 2009, respectively.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2011, 2010 and 2009

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

During the second quarter of 2011, the Company entered into a sale-leaseback transaction for a restaurant property that did not qualify for sale-leaseback accounting and the net proceeds of $1.7 million were recorded as a lease financing obligation. In the third quarter of 2011, the condition that precluded sale-leaseback accounting was cured. As a result, the Company reduced its lease financing obligations by $1.7 million and recorded a loss of $0.1 million which is included in other income on the consolidated statement of operations.

During 2009, the Company settled $1.9 million of lease financing obligations which included a purchase of one restaurant property previously subject to a lease financing obligation for $1.1 million and the settlement of the lease financing obligation incurred previously in 2009 for $0.8 million. The Company also modified provisions of three of its restaurant leases previously accounted for as lease financing obligations which allowed the respective sale transactions to qualify for sale-leaseback accounting. As a result of these transactions in 2009, lease financing obligations were reduced by $4.9 million, assets under lease financing obligations were reduced by $2.7 million and deferred gains on qualified sale-leaseback transactions of $1.2 million were recorded.

At December 31, 2011, payments required on lease financing obligations were as follows:

2012	$978
2013	979
2014	983
2015	986
2016	1,061
Thereafter, through 2023	14,664

Total minimum lease payments	19,651
Less: Interest implicit in obligations	(9,587)

Total lease financing obligations	$10,064

The interest rates on lease financing obligations ranged from 8.5% to 10.5% at December 31, 2011. Interest expense on lease financing obligations totaled $1,031, $994 and $1,098 for the years ended December 31, 2011, 2010 and 2009, respectively.

9. Other Income

In 2011, the Company recorded net gains of $0.6 million which included a gain of $0.3 million related to the sale of a non-operating Burger King property, a gain of $0.3 million related to property insurance recoveries from fires at two Burger King restaurants, a gain of $0.1 million related to a business interruption insurance recovery from storm damage at a Burger King restaurant, and a loss of $0.1 million from the sale of a Taco Cabana property in a sale-leaseback transaction.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2011, 2010 and 2009

(in thousands of dollars, except share and per share amounts)

In 2010, the Company recorded a gain of $0.4 million related to a property insurance recovery from a fire at a Burger King restaurant.

During 2009, the Company recorded net gains of $0.7 million which included a gain of $0.6 million related to an insurance recovery for damages to Taco Cabana restaurants associated with Hurricane Ike, $0.2 million related to the sale of a non-operating property and a loss of $0.1 million associated with a sale-leaseback of a restaurant property.

10. Income Taxes

The provision for income taxes was comprised of the following for the years ended December 31:

	Year ended December 31,
	2011	2010	2009
Current:
Federal	$(2,711)	$4,076	$5,861
Foreign	286	256	310
State	1,019	1,140	1,423

	(1,406)	5,472	7,594

Deferred (prepaid):
Federal	5,379	399	4,205
State	(139)	(86)	817

	5,240	313	5,022

Valuation allowance	354	(14)	(12)

	$4,188	$5,771	$12,604

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2011, 2010 and 2009

(in thousands of dollars, except share and per share amounts)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The components of deferred income tax assets and liabilities at December 31, 2011 and 2010 were as follows:

	December 31,
	2011	2010
Current deferred income tax assets (liabilities):
Inventory and other reserves	$(44)	$29
Accrued vacation benefits	2,788	2,587
Other accruals	740	1,993

Current deferred income tax assets	3,484	4,609

Long term deferred income tax assets (liabilities):
Deferred income on sale-leaseback of certain real estate	13,977	15,153
Lease financing obligations	1,095	1,016
Postretirement benefit expenses	1,533	1,695
Accumulated other comprehensive income—postretirement benefits	(736)	(979)
Stock-based compensation expense	1,566	917
Property and equipment depreciation	(4,562)	1,205
State net operating loss carryforwards	921	728
Amortization of other intangibles, net	(87)	(30)
Amortization of franchise rights	(24,630)	(24,421)
Occupancy costs	5,705	5,200
Tax credit carryforwards	1,693	549
Other	2,194	1,465

Long-term net deferred income tax assets (liabilities)	(1,331)	2,498
Less: Valuation allowance	(903)	(549)

Total long-term deferred income tax assets (liabilities)	(2,234)	1,949

Carrying value of net deferred income tax assets	$1,250	$6,558

The Company’s state net operating loss carryforwards expire in varying amounts through 2031.

The Company establishes a valuation allowance to reduce the carrying amount of deferred tax assets when it is more likely than not that it will not realize some portion or all of the tax benefit of its deferred tax assets. The Company evaluates whether its deferred tax assets are probable of realization on a quarterly basis. In performing this analysis, the Company considers all available evidence including historical operating results, the estimated timing of future reversals of existing taxable temporary differences and estimated future taxable income exclusive of reversing temporary differences and carryforwards. At December 31, 2011 and 2010, the Company had a valuation allowance of $903 and $549, respectively, against net deferred tax assets due primarily to foreign income tax credit carryforwards where realization of the related deferred tax asset amounts was not likely. The estimation of future taxable income for federal and state purposes and the Company’s ability to realize deferred tax assets pertaining to state net operating loss carryforwards and foreign tax credit carryforwards can significantly change based on future events and operating results. Thus, recorded valuation allowances may be subject to future changes that could be material.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2011, 2010 and 2009

(in thousands of dollars, except share and per share amounts)

The Company’s effective tax rate was 27.2%, 32.6% and 36.6% for the years ended December 31, 2011, 2010, and 2009, respectively. A reconciliation of the statutory federal income tax provision to the effective tax provision for the years ended December 31, 2011, 2010 and 2009 was as follows:

	2011	2010	2009
Statutory federal income tax provision	$5,393	$6,193	$12,056
State income taxes, net of federal benefit	572	685	1,456
Stock-based compensation expense	336	356	294
Change in valuation allowance	354	(14)	(12)
Non-deductible expenses	309	82	60
Foreign taxes	286	256	310
Employment tax credits	(2,470)	(1,570)	(1,024)
Foreign tax credits	(286)	(256)	(310)
Miscellaneous	(306)	39	(226)

	$4,188	$5,771	$12,604

The Company’s policy is to recognize interest and/or penalties related to uncertain tax positions in income tax expense. At December 31, 2011 and 2010, the Company had no unrecognized tax benefits and no accrued interest related to uncertain tax positions. The tax years 2008 – 2011 remain open to examination by the major taxing jurisdictions to which the Company is subject. Although it is not reasonably possible to estimate the amount by which unrecognized tax benefits may increase within the next twelve months due to uncertainties regarding the timing of examinations, the Company does not expect unrecognized tax benefits to significantly change in the next twelve months.

11. Stockholders’ Equity

2006 Stock Incentive Plan. In 2006, the Company adopted a stock plan entitled the 2006 Stock Incentive Plan, as amended, (the “2006 Plan”) and reserved and authorized a total of 3,300,000 shares of common stock for grant thereunder. On June 9, 2011, the stockholders approved an amendment to the 2006 Plan increasing the number of shares of common stock available for issuance by an additional 1,000,000 shares. In 2011, the Company issued an aggregate of 8,334 non-vested shares to non-employee directors and 360,200 non-vested shares to certain employees. In 2010, the Company granted an aggregate of 552,000 stock options and issued an aggregate of 14,478 non-vested shares to non-employee directors and 11,000 non-vested shares to certain employees. In 2009, the Company granted an aggregate of 529,000 stock option shares, issued an aggregate of 12,100 non-vested shares to certain employees and granted 15,000 non-qualified stock options to non-employee directors under the 2006 Plan. As of December 31, 2011, 1,276,837 shares were available for future grant or issuance.

The non-qualified stock options and incentive stock options (“ISO’s”) granted under the 2006 Plan are exercisable for up to one-fifth of the total number of options granted on or after the first anniversary of the grant date, and as of the first day of each month thereafter are exercisable for an additional one-sixtieth of the total number of options granted until fully exercisable. The options expire seven years from the date of the grant. The non-qualified stock options issued to outside directors vest over five years at the rate of one-fifth on each anniversary of the award, provided that the participant has continuously remained a director of the Company. The non-vested stock awards issued to certain restaurant employees in 2010 and 2009 vest 100% on the third anniversary date of the award. The non-vested stock awards issued to outside directors in 2010 and 2011vest over two years at the rate of one-half on each anniversary of the award, provided that the participant has continuously

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2011, 2010 and 2009

(in thousands of dollars, except share and per share amounts)

remained a director of the Company. The non-vested shares granted to certain corporate employees in 2011 vest over four years at the rate of one-fourth on each anniversary date of the award. Forfeiture rates are based on a stratification of employees by expected exercise behavior and range from 0% to 15%.

Stock-based compensation expense for the years ended December 31, 2011, 2010 and 2009 totaled $2.8 million, $1.7 million and $1.4 million, respectively. A portion of the Company’s granted options qualify as ISO’s for income tax purposes, and as such, a tax benefit is not recorded at the time the compensation cost related to the options is recorded for financial reporting purposes because an ISO does not ordinarily result in a tax benefit unless there is a disqualifying disposition. Stock option grants of non-qualified options result in the creation of a deferred tax asset until the time that the option is exercised.

The total non-vested stock-based compensation expense relating to the options and restricted shares is approximately $2.6 million at December 31, 2011. In connection with the planned spin-off of Fiesta Restaurant Group, the Company converted on March 5, 2012 all of its outstanding vested stock options to common stock and all of its outstanding unvested stock options to unvested shares. The unvested shares will generally vest over the same period as the unvested stock options that were converted. The Company expects to record additional stock compensation expense in the first quarter of 2012 in connection with this conversion.

At December 31, 2011, the remaining weighted average vesting period for stock options was 2.4 years and for non-vested shares was 1.97 years. Shares issued upon exercise of options have been previously registered with the SEC. A summary of all option activity in 2011 under the Company’s 2006 Plan was as follows:

	2006 Plan
	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)(1)
Options outstanding at January 1, 2011	2,588,017	$9.17	4.2	$2,948
Granted	—	—
Exercised	(97,376)	5.61
Forfeited	(52,314)	8.37

Options outstanding at December 31, 2011	2,438,327	$9.33	3.2	$8,275

Vested or expected to vest at December 31, 2011	2,424,645	$9.35	3.2	$8,191

Options exercisable at December 31, 2011	1,791,840	$10.71	2.8	$4,348

(1)	The aggregate intrinsic value was calculated using the difference between the market price of the Company’s common stock at January 1, 2012 of $11.57 and the grant price for only those awards that had a grant price that was less than the market price of the Company’s common stock at January 1, 2012.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2011, 2010 and 2009

(in thousands of dollars, except share and per share amounts)

The non-vested stock activity in 2011 related to the Company’s 2006 Plan was as follows:

	Shares	Weighted Average Grant Date Price
Nonvested at January 1, 2011	45,701	$6.16
Granted	368,534	7.68
Vested	(20,459)	7.38
Forfeited	(8,350)	7.13

Nonvested at December 31, 2011	385,426	$7.54

12. Business Segment Information

The Company is engaged in the quick-service and quick-casual restaurant industry, with three restaurant concepts: Burger King operating as a franchisee, and Pollo Tropical and Taco Cabana, both Company-owned concepts. Pollo Tropical is a quick-casual restaurant brand offering a wide selection of tropical and Caribbean inspired food featuring grilled chicken marinated in a proprietary blend of tropical fruit juices and spices. Taco Cabana is a quick-casual restaurant brand offering a wide selection of fresh Tex-Mex and traditional Mexican style food, including sizzling fajitas, quesadillas, enchiladas, burritos and other Tex-Mex dishes.

The accounting policies of each segment are the same as those described in the summary of significant accounting policies. The following table includes Adjusted Segment EBITDA which is the measure of segment profit or loss reported to the chief operating decision maker for purposes of allocating resources to the segments and assessing their performance. Adjusted Segment EBITDA is defined as earnings attributable to the applicable segment before interest, income taxes, depreciation and amortization, impairment and other lease charges, stock-based compensation expense, other income and expense and gains and losses on extinguishment of debt.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2011, 2010 and 2009

(in thousands of dollars, except share and per share amounts)

The “Other” column includes corporate related items not allocated to reportable segments and consists primarily of cash, certain other assets, corporate property and equipment, goodwill and deferred income taxes.

	Pollo Tropical	Taco Cabana	Burger King	Other	Consolidated
Year ended December 31, 2011
Revenues	$209,525	$265,443	$347,518	$—	$822,486
Cost of sales	69,466	83,245	103,860	—	256,571
Restaurant wages and related expenses	49,025	80,058	109,171	—	238,254
Restaurant rent expense	9,815	16,247	22,665	—	48,727
General and administrative expense (1)	13,358	13,054	30,676	—	57,088
Depreciation and amortization	8,194	9,270	14,305	1,753	33,522
Adjusted Segment EBITDA	36,783	27,484	14,404
Identifiable assets	49,875	59,764	149,167	199,586	458,392
Capital expenditures	10,241	12,523	26,982	890	50,636

Year ended December 31, 2010
Revenues	$187,293	$251,778	$357,073	$—	$796,144
Cost of sales	60,045	75,191	105,399	—	240,635
Restaurant wages and related expenses	45,890	76,629	112,556	—	235,075
Restaurant rent expense	9,719	15,690	23,169	—	48,578
General and administrative expense (1)	12,461	11,286	27,274	—	51,021
Depreciation and amortization	8,123	8,981	13,876	1,479	32,459
Adjusted Segment EBITDA	30,300	27,425	19,756
Identifiable assets	51,125	63,061	142,922	169,194	426,302
Capital expenditures	9,981	13,417	12,415	1,234	37,047

Year ended December 31, 2009
Revenues	$177,840	$254,280	$384,020	$—	$816,140
Cost of sales	58,287	73,783	105,376	—	237,446
Restaurant wages and related expenses	43,999	76,106	119,448	—	239,553
Restaurant rent expense	10,012	15,716	23,981	—	49,709
General and administrative expense (1)	10,585	11,812	29,454	—	51,851
Depreciation and amortization	8,274	9,531	13,486	1,229	32,520
Adjusted Segment EBITDA	26,228	31,006	32,825
Identifiable assets	52,802	67,342	146,679	173,154	439,977
Capital expenditures	4,950	11,177	19,361	1,456	36,944

(1)	For the Pollo Tropical and Taco Cabana segments, such amounts include general and administrative expense related directly to each segment. For the Burger King segment, such amounts include general and administrative expenses related directly to the Burger King segment as well as expenses associated with administrative support to the Company’s Pollo Tropical and Taco Cabana segments for executive management, information systems and certain accounting, legal and other administrative functions. For the year ended December 31, 2011, 2010 and 2009, the administrative support expenses included in the Burger King segment provided to Pollo Tropical were $5.0 million, $4.0 million and $4.4 million, respectively, and the administrative support expenses provided to Taco Cabana were $6.1 million, $5.1 million and $5.3 million, respectively.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2011, 2010 and 2009

(in thousands of dollars, except share and per share amounts)

A reconciliation of Adjusted Segment EBITDA to consolidated net income follows:

	Year ended December 31,
	2011	2010	2009
Adjusted Segment EBITDA:
Pollo Tropical	$36,783	$30,300	$26,228
Taco Cabana	27,484	27,425	31,006
Burger King	14,404	19,756	32,825
Less:
Depreciation and amortization	33,522	32,459	32,520
Impairment and other lease charges	4,037	7,323	2,771
Interest expense	21,031	18,805	19,638
Provision for income taxes	4,188	5,771	12,604
Stock-based compensation expense	2,779	1,651	1,411
Loss on extinguishment of debt	2,470	—	—
Other income	(574)	(444)	(720)

Net income	$11,218	$11,916	$21,835

13. Commitments and Contingencies

On November 16, 1998, the Equal Employment Opportunity Commission (“EEOC”) filed suit in the United States District Court for the Northern District of New York (the “Court”), under Title VII of the Civil Rights Act of 1964, as amended, against Carrols. The complaint alleged that Carrols engaged in a pattern or practice of unlawful discrimination, harassment and retaliation against former and current female employees. The EEOC ultimately attempted to present evidence of 511 individuals that it believed constituted the “class” of claimants for which it was seeking monetary and injunctive relief from Carrols. On April 20, 2005, the Court issued a decision and order granting Carrols’ Motion for Summary Judgment that Carrols filed in January 2004, dismissing the EEOC’s pattern or practice claim. Carrols then moved for summary judgment against the claims of the 511 individual claimants. On March 2, 2011, the Court issued a decision and order granting summary judgment against the claims of all but 131 of the 511 individual claimants and dismissed 380 of the individual claimants from the case. Both the EEOC and Carrols subsequently filed motions for reconsideration in part of the Court’s March 2, 2011, decision and order, which motions were denied by the Court in a decision and order issued February 10, 2012. Pursuant to the Court’s order the parties submitted on March 1, 2012 letter briefs outlining their respective proposals on how the Court should proceed with the trials of the remaining claimants.

Subject to possible appeal by the EEOC, the EEOC’s pattern or practice claim is dismissed however; the Court has yet to determine how the claims of the individual claimants will proceed. Although the Company believes that the EEOC’s continued class litigation argument is without merit, it is not possible to predict the outcome of that matter on an appeal, if one is taken. The Company does not believe that any of the remaining claims, individually or in the aggregate, would have a material adverse impact on its consolidated financial statements.

The Company is a party to various other litigation matters incidental to the conduct of the Company’s business. The Company does not believe that the outcome of any of these other matters will have a material adverse effect on its consolidated financial statements.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2011, 2010 and 2009

(in thousands of dollars, except share and per share amounts)

14. Retirement Plans

The Company offers its salaried employees the option to participate in the Carrols Corporation Retirement Savings Plan (the “Retirement Plan”). The Retirement Plan includes a savings option pursuant to section 401(k) of the Internal Revenue Code in addition to a post-tax savings option. The Company may elect to contribute to the Retirement Plan on an annual basis. The Company contribution is equal to 50% of the employee’s contribution to a maximum Company contribution of $520 annually for any plan year that the Company participates in an employee match. Under the Retirement Plan, the Company’s contributions begin to vest after one year and fully vest after five years of service. A year of service is defined as a plan year during which an employee completes at least 1,000 hours of service. Participating employees may contribute up to 50% of their salary annually to either of the savings options, subject to other limitations. The employees have various investment options available under a trust established by the Retirement Plan. Contributions to the Retirement Plan were $439, $421 and $419 for the years ended December 31, 2011, 2010 and 2009, respectively.

The Company also has an Amended and Restated Deferred Compensation Plan which permits employees not eligible to participate in the Retirement Plan because they have been excluded as “highly compensated” employees (as so defined in the Retirement Plan) to voluntarily defer portions of their base salary and annual bonus. All amounts deferred by the participants earn interest at 8% per annum. There is no Company matching on any portion of the funds. At December 31, 2011 and 2010, a total of $965 and $2,937, respectively, was deferred under this plan, including accrued interest.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2011, 2010 and 2009

(in thousands of dollars, except share and per share amounts)

15. Postretirement Benefits

The Company sponsors a postretirement medical and life insurance plan covering substantially all Burger King administrative and restaurant management personnel who retire or terminate after qualifying for such benefits.

The following was the plan status and accumulated postretirement benefit obligation (APBO) at December 31, 2011 and 2010:

	2011	2010
Change in benefit obligation:
Benefit obligation at beginning of year	$1,845	$1,914
Service cost	7	23
Interest cost	87	103
Plan participants’ contributions	67	49
Actuarial loss (gain)	350	(39)
Benefits paid	(318)	(219)
Medicare part D prescription drug subsidy	17	14

Benefit obligation at end of year	$2,055	$1,845

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	234	156
Plan participants’ contributions	67	49
Benefits paid	(318)	(219)
Medicare part D prescription drug subsidy	17	14

Fair value of plan assets at end of year	—	—

Funded status	$(2,055)	$(1,845)

Weighted average assumptions:
Discount rate used to determine benefit obligations	4.40%	5.54%

Discount rate used to determine net periodic benefit cost	5.54%	6.00%

The discount rate is determined based on high-quality fixed income investments that match the duration of expected retiree medical and life insurance benefits. The Company has typically used the corporate AA/Aa bond rate for this assumption.

Components of net periodic postretirement benefit income recognized in the consolidated statements of operations were:

	Year ended December 31,
	2011	2010	2009
Service cost	$7	$23	$28
Interest cost	87	103	114
Amortization of net gains and losses	84	95	94
Amortization of prior service credit	(359)	(360)	(359)

Net periodic postretirement benefit income	$(181)	$(139)	$(123)

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2011, 2010 and 2009

(in thousands of dollars, except share and per share amounts)

Amounts recognized in accumulated other comprehensive income that have not yet been recognized as components of net periodic benefit income, consisted of:

	2011	2010
Prior service cost	$3,753	$4,112
Net gain	(1,864)	(1,598)
Deferred income taxes	(736)	(979)

Accumulated other comprehensive income	$1,153	$1,535

The estimated net gain and prior service credit for the postretirement benefit plan that will be amortized from accumulated other comprehensive income into net periodic benefit income over the next fiscal year are $114 and $360, respectively.

The following table reflects the changes in accumulated other comprehensive income for the years ended December 31, 2011 and 2010:

	2011	2010
Net loss (gain)	$350	$(39)
Amortization of net loss	(84)	(95)
Amortization of prior service credit	359	360
Deferred income taxes	(243)	(98)

Total recognized in accumulated other comprehensive income	$382	$128

Assumed health care cost trend rates at December 31 were as follows:

	2011	2010	2009
Medical benefits cost trend rate assumed for the following year	8.00%	9.00%	9.00%
Prescription drug benefit cost trend rate assumed for the following year	7.50%	8.00%	9.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2017	2017	2016

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in the health care cost trend rates would have the following effects:

	1% Increase	1% Decrease
Effect on total of service and interest cost components	$8	$(7)
Effect on postretirement benefit obligation	168	(146)

During 2012, the Company expects to contribute approximately $127 to its postretirement benefit plan. The benefits, net of Medicare Part D subsidy receipts, expected to be paid in each year from 2012 through 2016 are $127, $139, $138, $139 and $131 respectively, and for the years 2017-2021 the aggregate amount is $915.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2011, 2010 and 2009

(in thousands of dollars, except share and per share amounts)

16. Net Income per Share

Basic net income per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income for the period by the weighted average number of common shares outstanding plus the dilutive effect of outstanding stock options using the treasury stock method. To the extent such outstanding stock options are antidilutive, they are excluded from the calculation of diluted net income per share. The following table is a reconciliation of the net income and share amounts used in the calculation of basic net income per share and diluted net income per share:

	Year ended December 31,
	2011	2010	2009
Basic net income per share:
Net income	$11,218	$11,916	$21,835
Weighted average common shares outstanding	21,677,837	21,620,550	21,594,366
Basic net income per share	$0.52	$0.55	$1.01

Diluted net income per share:
Net income for diluted net income per share	$11,218	$11,916	$21,835
Shares used in computed basic net income per share	21,677,837	21,620,550	21,594,366
Dilutive effect of non-vested shares and stock options	529,344	214,867	174,317

Shares used in computed diluted net income per share	22,207,181	21,835,417	21,768,683

Diluted net income per share	$0.51	$0.55	$1.00

Shares excluded from diluted net income per share computation (1)	1,022,028	2,076,725	1,600,772

(1)	These shares subject to stock options were not included in the computation of diluted net income per share because they would have been antidilutive for the years presented.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2011, 2010 and 2009

(in thousands of dollars, except share and per share amounts)

17. Selected Quarterly Financial and Earnings Data (Unaudited)

	2011
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
Revenue	$197,238		$209,844		$211,756		$203,648
Income from operations	7,936	(1)	11,950	(1)	13,025		5,996	(1)(2)
Net income	2,246		5,508		3,405		59
Basic net income per common share	0.10		0.25		0.16		0.00
Diluted net income per common share	0.10		0.25		0.15		0.00

	2010
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
Revenue	$195,144		$204,476		$201,625		$194,899
Income from operations	8,489		8,380	(3)	12,072	(4)	7,551	(3)
Net income	2,314		2,435		4,593		2,574
Basic and diluted net income per common share	0.11		0.11		0.21		0.12

(1)	The Company recorded impairment and other lease charges of $1.1 million in the first quarter of 2011, $1.0 million in the second quarter of 2011 and $2.0 million in the fourth quarter of 2011 (See Note 4).
(2)	The fourth quarter of 2011 includes expenses of $1.0 million for the spin-off and related costs and a $0.3 million gain related to a property insurance recovery from a fire at a Burger King restaurant.
(3)	The Company recorded impairment and other lease charges of $3.6 million in the second quarter of 2010 and $3.2 million in the fourth quarter of 2010 (See Note 4).
(4)	The Company recorded a gain of $0.4 million in the third quarter of 2010 related to an insurance recovery for damages from a fire at a Burger King restaurant.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF

CARROLS RESTAURANT GROUP, INC.

(PARENT COMPANY ONLY)

CONDENSED BALANCE SHEETS

(in thousands of dollars except share and per share amounts)

	December 31,
	2011	2010
ASSETS
Investment in and advances from unconsolidated subsidiary	$58,603	$44,899
Due from unconsolidated subsidiaries	554	8

Total assets	59,157	44,907

LIABILITIES AND STOCKHOLDERS’ EQUITY
Due to unconsolidated subsidiaries	—	—

Total liabilities	—	—

Stockholders’ equity:
Preferred stock, par value $.01; authorized 20,000,000 shares, issued and outstanding—none	—	—
Voting common stock, par value $.01; authorized 100,000,000 shares, issued— 22,135,663 and 21,678,103, respectively, and outstanding—21,750,237 and 21,632,402 shares, respectively	218	216
Additional paid-in capital	6,954	3,474
Retained earnings	51,041	39,823
Accumulated other comprehensive income	1,085	1,535
Treasury stock, at cost	(141)	(141)

Total stockholders’ equity	59,157	44,907

Total liabilities and stockholders’ equity	$59,157	$44,907

The accompanying notes are an integral part of these condensed financial statements.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF

CARROLS RESTAURANT GROUP, INC.

(PARENT COMPANY ONLY)

CONDENSED STATEMENTS OF OPERATIONS

(in thousands of dollars)

	Year Ended December 31,
	2011	2010	2009
Income:
Investment income from unconsolidated subsidiary	$11,222	$11,922	$21,841
Expenses:
General and administrative	4	6	6

Net income	$11,218	$11,916	$21,835

The accompanying notes are an integral part of these condensed financial statements.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF

CARROLS RESTAURANT GROUP, INC.

(PARENT COMPANY ONLY)

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands of dollars)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income	$11,218	$11,916	$21,835
Adjustments to reconcile net income to net cash used for operating activities:
Increase in investment in unconsolidated subsidiary	(11,222)	(11,922)	(21,841)
(Increase) decrease in due from unconsolidated subsidiary	(546)	(58)	6

Net cash used for operating activities	(550)	(64)	—

Cash flows from financing activities:
Proceeds from stock option exercises	550	64	—

Net cash provided from financing activities	550	64	—

Net increase (decrease) in cash and cash equivalents	—	—	—
Cash and cash equivalents, beginning of year	—	—	—

Cash and cash equivalents, end of year	$—	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF

CARROLS RESTAURANT GROUP, INC.

(PARENT COMPANY ONLY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1—Basis of Presentation

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

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2011, 2010 and 2009

(in thousands of dollars)

	Column B	Column C		Column D	Column E
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to other accounts	Deductions	Balance at End of Period
Year ended December 31, 2011:
Deferred income tax valuation allowance	$549	$354	$—	$—	$903
Year ended December 31, 2010:
Deferred income tax valuation allowance	$563	$(14)	$—	$—	$549
Year ended December 31, 2009:
Deferred income tax valuation allowance	$575	$(12)	$—	$—	$563

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 7th day of March 2012.

CARROLS RESTAURANT GROUP, INC.

By:	/S/ DANIEL T. ACCORDINO
Daniel T. Accordino Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ DANIEL T. ACCORDINO Daniel T. Accordino	Chief Executive Officer, President and Director	March 7, 2012

/S/ PAUL R. FLANDERS Paul R. Flanders	Vice President—Chief Financial Officer and Treasurer	March 7, 2012

/S/ TIMOTHY J. LALONDE Timothy J. LaLonde	Vice President—Controller	March 7, 2012

/S/ CLAYTON E. WILHITE Clayton E. Wilhite	Director and Chairman of the Board of Directors	March 7, 2012

/S/ JACK A. SMITH Jack A. Smith	Director	March 7, 2012

/S/ BRIAN P. FRIEDMAN Brian P. Friedman	Director	March 7, 2012

/S/ JOEL M. HANDEL Joel M. Handel	Director	March 7, 2012

/S/ NICHOLAS DARAVIRAS Nicholas Daraviras	Director	March 7, 2012