Form 10-K/A
period 2012-01-01
CARROLS RESTAURANT GROUP, INC.
filed 2012-03-13
CIK 809248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No.1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

We are filing this Amendment No. 1 (the “Amended Report”) to our Annual Report on Form 10-K for the fiscal year ended January 1, 2012, filed with the Securities and Exchange Commission on March 8, 2012 (the “Original Report”), for the sole purpose of correcting an error in Exhibit 99.1, the Consolidated Financial Statements of Fiesta Restaurant Group, Inc. for each of the fiscal years ended January 1, 2012, January 2, 2011 and January 3, 2010.

A corrected Exhibit 99.1 is being filed with this Amended Report. The correction pertains to an administrative error in the finalization of the print version of Note 12 to the consolidated financial statements “Business Segment Information” included in the Exhibit which mislabeled segment general and administrative expense as segment restaurant rent expense and excluded segment restaurant rent expense for both the years ended December 31, 2010 and 2009.

Except as set forth above, we have not changed or updated other information included in the Original Report. Accordingly, the information contained in the Original Report and included in this Amended Report describes conditions as they existed and were presented in the Original Report at the time we filed that report with the Securities and Exchange Commission on March 8, 2012. We have not taken into account any other events occurring after the filing of the Original Report that might have affected those disclosures, nor have we modified or updated those disclosures to reflect any subsequent events.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (3) Exhibits

EXHIBIT INDEX

Exhibit Number	Description
3.1	Form of Restated Certificate of Incorporation of Carrols Restaurant Group, Inc. (incorporated by reference to Exhibit 3.1 to Carrols Restaurant Group Inc.’s Registration Statement on Form S-1, as amended (Registration No. 333-137524))

3.2	Form of Amended and Restated Bylaws of Carrols Restaurant Group, Inc. (incorporated by reference to Exhibit 3.2 to Carrols Restaurant Group Inc.’s Registration Statement on Form S-1, as amended (Registration No. 333-137524)

3.3	Amendment to Carrols Restaurant Group, Inc. Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to Carrols Restaurant Group, Inc.’s Current Report on Form 8-K filed on January 6, 2012)

4.1	Form of Registration Agreement by and among Carrols Restaurant Group, Inc., Atlantic Restaurants, Inc., Madison Dearborn Capital Partners, L.P., Madison Dearborn Capital Partners II, L.P., Alan Vituli, Daniel T. Accordino and Joseph A. Zirkman (incorporated by reference to Exhibit 10.24 to Carrols Corporation’s 1996 Annual Report on Form 10-K)

4.2	Registration Rights Agreement, relating to the 9% Senior Subordinated Notes, dated as of December 15, 2004 by and among Carrols Corporation, the Guarantors named therein, J.P. Morgan Securities Inc., Banc of America Securities LLC, Lehman Brothers Inc., Wachovia Capital Markets, LLC and SunTrust Capital Markets, Inc. (incorporated by reference to Exhibit 10.1 to Carrols Corporation’s Form 8-K filed on December 21, 2004)

4.3	Form of Stock Certificate for Common Stock (incorporated by reference to Exhibit 4.7 to Carrols Restaurant Group, Inc.’s Registration Statement on Form S-1, as amended (Registration No. 333-137524))

4.4	Indenture governing the 9% Senior Subordinated Notes due 2013, dated as of December 15, 2004, between Carrols Corporation, the Guarantors named therein and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10.2 to Carrols Corporation’s Form 8-K filed on December 21, 2004)

4.5	Form of First Supplement to Indenture by and between Carrols Corporation and The Bank of New York (incorporated by reference to Exhibit 4.8 to Carrols Restaurant Group Inc.’s Registration Statement on Form S-1, as amended (Registration No. 333-137524))

4.6	Second Supplement to Indenture dated as of May 29, 2008 by and among Carrols Corporation, Carrols LLC and The Bank of New York (incorporated by reference to Exhibit 10.1 of Carrols Restaurant Group, Inc.’s and Carrols Corporation’s Form 10-Q filed on August 6, 2008)

4.7	Third Supplement to Indenture dated as of May 4, 2011 by and among Carrols Corporation, Fiesta Restaurant Group, Inc. and The Bank of New York Mellon (formerly known as The Bank of New York) (incorporated by reference to Exhibit 10.1 of Carrols Restaurant Group, Inc.’s and Carrols Corporation’s Form 10-Q filed on May 12, 2011)

4.8	Fourth Supplement to Indenture, dated as of August 5, 2011 by and among Carrols Corporation and The Bank of New York Mellon (incorporated by reference to Exhibit 4.4 of Carrols Restaurant Group, Inc.’s and Carrols Corporation’s Form 10-Q filed on August 12, 2011)

Exhibit Number	Description
4.9	Indenture governing the 8.875% Senior Secured Second Lien Notes due 2016, dated as of August 5, 2011, between Fiesta Restaurant Group, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Carrols Restaurant Group, Inc.’s and Carrols Corporation’s Quarterly Report on Form 10-Q filed on August 12, 2011)

4.10	Form of 8.875% Senior Secured Second Lien Note due 2016 (incorporated by reference to Exhibit 4.9)

4.11	Registration Rights Agreement, dated as of August 5, 2011, between Fiesta Restaurant Group, Inc., the guarantors named therein and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 4.3 to Carrols Restaurant Group, Inc.’s and Carrols Corporation’s Quarterly Report on Form 10-Q filed on August 12, 2011)

10.1	Carrols Corporation Retirement Savings Plan dated April 1, 1999 (incorporated by reference to Exhibit 10.29 to Carrols Corporation’s 1999 Annual Report on Form 10-K) (1)

10.2	Carrols Restaurant Group, Inc. 2001 Taco Cabana Long-Term Incentive Plan (incorporated by reference to Exhibit 10.21 to Carrols Corporation’s December 31, 2003 Annual Report or 10-K) (1)

10.3	Carrols Corporation Retirement Savings plan July 1, 2002 Restatement (incorporated by reference to Exhibit 10.29 to Carrols Corporation’s September 29, 2002 Quarterly Report on Form 10-Q) (1)

10.4	Addendum incorporating EGTRRA Compliance Amendment to Carrols Corporation Retirement Savings Plan dated September 12, 2002 (incorporated by reference to Exhibit 10.30 to Carrols Corporation’s September 29, 2002 Quarterly Report on Form 10-Q) (1)

10.5	First Amendment, dated as of January 1, 2004, to Carrols Corporation Retirement Savings Plan (incorporated by reference to Exhibit 10.35 to Carrols Corporation’s December 31, 2003 Annual Report on Form 10-K) (1)

10.6	Carrols Restaurant Group, Inc. First Amended and Restated 1998 Pollo Tropical Long-Term Incentive Plan (incorporated by reference to Exhibit 10.37 to Carrols Corporation’s December 31, 2003 Annual Report on Form 10-K) (1)

10.7	Amendment to Carrols Restaurant Group, Inc. 1998 Pollo Tropical Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Carrols Corporation’s Form 8-K filed on November 1, 2004) (1)

10.8	Amendment to Carrols Restaurant Group, Inc. 2001 Taco Cabana Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to Carrols Corporation’s Form 8-K filed on November 1, 2004) (1)

10.9	Form of Stock Award Agreement of Carrols Restaurant Group, Inc. dated as of May 3, 2005 (incorporated by reference to exhibit 10.38 to Carrols Corporation’s 2004 Annual Report on Form 10-K) (1)

10.10	Form of Exchange Agreement dated as of May 3, 2005 by and between Carrols Restaurant Group, Inc. and Vituli Family Trust (incorporated by reference to exhibit 10.39 to Carrols Corporation’s 2004 Annual Report on Form 10-K) (1)

10.11	Form of Stock Award Agreement dated as of May 3, 2005 by and between Carrols Restaurant Group, Inc. and Daniel T. Accordino (incorporated by reference to exhibit 10.40 to Carrols Corporation’s 2004 Annual Report on Form 10-K) (1)

10.12	2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.27 to Carrols Restaurant Group Inc.’s Registration Statement on Form S-1, as amended (Registration No. 333-137524)) (1)

Exhibit Number	Description
10.13	Amendment to Carrols Restaurant Group, Inc. 2006 Stock Incentive Plan, dated as of March 24, 2010 (incorporated by reference to Appendix A of Carrols Restaurant Group, Inc.’s Definitive Proxy Statement filed on April 28, 2011) (1)

10.14	Amendment to Carrols Restaurant Group, Inc. 2006 Stock Incentive Plan, dated as of April 11, 2011 (incorporated by reference to Appendix A of Carrols Restaurant Group, Inc.’s Definitive Proxy Statement filed on April 28, 2011) (1)

10.15	Form of Change of Control/Severance Agreement (incorporated by reference to Exhibit 10.3 to Carrols Restaurant Group Inc.’s Registration Statement on Form S-1, as amended (Registration No. 333-137524)) (1)

10.16	Form of Agreement, by and among Carrols Restaurant Group, Inc., Madison Dearborn Capital Partners, L.P., Madison Dearborn Capital Partners, II, L.P., BIB Holdings (Bermuda) Ltd., Alan Vituli, Daniel T. Accordino and Joseph A. Zirkman (incorporated by reference to Exhibit 10.31 to Carrols Restaurant Group Inc.’s Registration Statement on Form S-1, as amended (Registration No. 333-137524))

10.17	Form of Amendment No. 1 to Registration Agreement, by and among Carrols Restaurant Group, Inc., Madison Dearborn Capital Partners, L.P., Madison Dearborn Capital Partners, II, L.P., BIB Holdings (Bermuda) Ltd., Alan Vituli, Daniel T. Accordino and Joseph A. Zirkman (incorporated by reference to Exhibit 10.32 to Carrols Restaurant Group Inc.’s Registration Statement on Form S-1, as amended (Registration No. 333-137524))

10.18	Loan Agreement dated as of March 9, 2007 among Carrols Corporation, Wachovia Bank, National Association, Bank of America, N.A., Raymond James Bank, FSB, Wells Fargo Bank National Association, Manufacturers, Traders Trust Company and each of the lenders who are or may from time to time become a party thereto (incorporated by reference to Exhibit 10.1 to Carrols Restaurant Group, Inc.’s Form 8-K filed on March 13, 2007)

10.19	Pledge Agreement dated as of March 9, 2007 among Carrols Restaurant Group, Inc., Carrols Corporation and the Subsidiary Pledgors (as defined therein) in favor of Wachovia Bank, N.A. (incorporated by reference to Exhibit 10.2 to Carrols Restaurant Group, Inc.’s Form 8-K filed on March 13, 2007)

10.20	Parent Guaranty Agreement dated as of March 9, 2007 by Carrols Restaurant Group, Inc., in favor of Wachovia Bank, N.A. (incorporated by reference to Exhibit 10.3 to Carrols Restaurant Group, Inc.’s Form 8-K filed on March 13, 2007)

10.21	Subsidiary Guaranty Agreement dated as of March 9, 2007 among each of the Subsidiary Guarantors (as defined in the Subsidiary Guaranty Agreement) in favor of the Agent (incorporated by reference to Exhibit 10.4 to Carrols Restaurant Group, Inc.’s Form 8-K filed on March 13, 2007)

10.22	First Amendment to Loan Agreement dated as of July 2, 2007 (incorporated by reference to Exhibit 10.1 to Carrols Restaurant Group, Inc.’s and Carrols Corporation’s Form 10-Q filed on August 10, 2007.)

10.23	Credit Agreement, dated as of August 5, 2011, between Carrols LLC, the lenders named therein, Wells Fargo Bank, National Association, as administrative agent, M&T Bank, as syndication agent and Regions Bank, as documentation agent (incorporated by reference to Exhibit 10.4 to Carrols Restaurant Group, Inc.’s and Carrols Corporation’s Quarterly Report on Form 10-Q filed on August 12, 2011)

Exhibit Number	Description
10.24	First Amendment to Credit Agreement dated as of December 14, 2011 among Carrols LLC, the lenders named therein and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.2 to Carrols Restaurant Group, Inc.’s Current Report on Form 8-K filed on December 16, 2011)

10.25	Security Agreement, dated as of August 5, 2011, between Carrols LLC, the lenders named therein and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.5 to Carrols Restaurant Group, Inc.’s and Carrols Corporation’s Quarterly Report on Form 10-Q filed on August 12, 2011)

10.26	Pledge Agreement, dated as of August 5, 2011, between Carrols LLC, the lenders named therein and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.6 to Carrols Restaurant Group, Inc.’s and Carrols Corporation’s Quarterly Report on Form 10-Q filed on August 12, 2011)

10.27	Holdings Pledge Agreement, dated as of August 5, 2011, between Carrols Corporation, the lenders named therein and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.7 to Carrols Restaurant Group, Inc.’s and Carrols Corporation’s Quarterly Report on Form 10-Q filed on August 12, 2011)

10.28	Credit Agreement, dated as of August 5, 2011, between Fiesta Restaurant Group, Inc., the guarantors named therein, the lenders named therein and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.2 to Carrols Restaurant Group, Inc.’s and Carrols Corporation’s Quarterly Report on Form 10-Q filed on August 12, 2011)

10.29	First Amendment to Credit Agreement dated as of December 14, 2011 among Fiesta Restaurant Group, Inc., the guarantors named therein, the lenders named therein and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to Carrols Restaurant Group, Inc.’s Current Report on Form 8-K filed on December 16, 2011)

10.30	First Lien Security Agreement, dated as of August 5, 2011, between Fiesta Restaurant Group, Inc., the guarantors named therein, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.3 to Carrols Restaurant Group, Inc.’s and Carrols Corporation’s Quarterly Report on Form 10-Q filed on August 12, 2011)

10.31	Second Lien Security Agreement, dated as of August 5, 2011, between Fiesta Restaurant Group, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as collateral agent (incorporated by reference to Exhibit 10.1 to Carrols Restaurant Group, Inc.’s and Carrols Corporation’s Quarterly Report on Form 10-Q filed on August 12, 2011)

10.32	Amended and Restated Employment Agreement dated as of December 13, 2008 by and among Carrols Restaurant Group, Inc., Carrols Corporation and Alan Vituli (incorporated by reference to Exhibit 10.21 to Carrols Restaurant Group’s and Carrols Corporation’s 2008 Annual Report on Form 10-K) (1)

10.33	Letter dated as of November 1, 2011 between Carrols Restaurant Group, Inc. and Alan Vituli (incorporated by reference to Exhibit 10.2 to Carrols Restaurant Group, Inc.’s Quarterly Report on Form 10-Q filed on November 14, 2011) (1)

10.34	Amended and Restated Employment Agreement dated as of December 13, 2008 by and among Carrols Restaurant Group, Inc., Carrols Corporation and Daniel T. Accordino (incorporated by reference to Exhibit 10.22 to Carrols Restaurant Group’s and Carrols Corporation’s 2008 Annual Report on Form 10-K) (1)

Exhibit Number	Description
10.35	Employment Agreement dated as of December 22, 2011 among Carrols Restaurant Group, Inc., Carrols LLC and Daniel T. Accordino (incorporated by reference to Exhibit 10.1 to Carrols Restaurant Group, Inc.’s Current Report on Form 8-K filed on December 27, 2011) (1)

10.36	Amended and Restated Carrols Corporation and Subsidiaries Deferred Compensation Plan dated December 1, 2008 (incorporated by reference to Exhibit 10.23 to Carrols Restaurant Group’s and Carrols Corporation’s 2008 Annual Report on Form 10-K) (1)

10.37	Joinder Agreement dated as of May 28, 2008 by and among Carrols Corporation, certain subsidiaries of Carrols Corporation, Carrols Restaurant Group, Inc., Carrols LLC and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.2 of Carrols Restaurant Group, Inc.’s and Carrols Corporation’s Form 10-Q filed on August 6, 2008.)

10.38	Joinder Agreement dated as of May 4, 2011 by and among Carrols Corporation, certain subsidiaries of Carrols Corporation, Carrols Restaurant Group, Inc., Fiesta Restaurant Group, Inc. and Well Fargo Bank, National Association (successor by merger to Wachovia Bank, National Association) (incorporated by reference to Exhibit 10.2 of Carrols Restaurant Group, Inc.’s and Carrols Corporation’s Form 10-Q filed on May 12, 2011)

10.39	Registration Rights Agreement, dated as of June 16, 2009, by and among Carrols Restaurant Group, Inc., Jefferies Capital Partners IV LP, Jefferies Employee Partners IV LLC and JCP Partners IV LLC (incorporated by reference to Exhibit 4.1 of Carrols Restaurant Group, Inc.’s and Carrols Corporation’s Form 10-Q filed on August 5, 2009)

10.40	Voting Agreement, dated as of July 27, 2011, between Carrols Restaurant Group, Inc. and Jefferies Capital Partners IV L.P., Jefferies Employee Partners IV LLC and JCP Partners IV LLC (incorporated by reference to Exhibit 10.8 to Carrols Restaurant Group, Inc.’s and Carrols Corporation’s Quarterly Report on Form 10-Q filed on August 12, 2011)

10.41	Offer Letter, dated as of July 18, 2011, between Carrols Restaurant Group, Inc. and Tim Taft (incorporated by reference to Exhibit 10.9 to Carrols Restaurant Group, Inc.’s and Carrols Corporation’s Quarterly Report on Form 10-Q filed on August 12, 2011) (1)

10.42	Management Services Agreement, dated as of August 5, 2011, between Carrols Corporation and Fiesta Restaurant Group, Inc. (incorporated by reference to Exhibit 10.10 to Carrols Restaurant Group, Inc.’s and Carrols Corporation’s Quarterly Report on Form 10-Q filed on August 12, 2011)

10.43	Management Services Agreement, dated as of August 5, 2011, between Carrols Corporation and Carrols LLC (incorporated by reference to Exhibit 10.11 to Carrols Restaurant Group, Inc.’s and Carrols Corporation’s Quarterly Report on Form 10-Q filed on August 12, 2011)

14.1	Carrols Restaurant Group, Inc. and Carrols Corporation Code of Ethics (incorporated by reference to Exhibit 14.1 to Carrols Restaurant Group Inc.’s and Carrols Corporation’s 2006 Annual Report on Form 10-K)

21.1	List of Subsidiaries (2)

23.1	Consent of Deloitte & Touche LLP (2)

31.1	Chief Executive Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Carrols Restaurant Group, Inc.#

31.2	Chief Financial Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Carrols Restaurant Group, Inc.#

Exhibit Number	Description
32.1	Chief Executive Officer’s Certificate Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Carrols Restaurant Group, Inc.#

32.2	Chief Financial Officer’s Certificate Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Carrols Restaurant Group, Inc.#

99.1	Audited consolidated financial statements for each of the fiscal years ended January 1, 2012, January 2, 2011 and January 3, 2010 of Fiesta Restaurant Group, Inc.#

99.2	Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended January 1, 2012 of Fiesta Restaurant Group, Inc. (2)

*101.INS	XBRL Instance Document (2)

*101.SCH	XBRL Taxonomy Extension Schema Document (2)

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (2)

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (2)

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document (2)

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (2)

(1)	Management contract or compensatory plan or arrangement identified pursuant to this report.
(2)	Filed or furnished previously with Carrols Restaurant Group, Inc.’s Form 10-K for the fiscal year ended January 1, 2012 filed with the Securities and Exchange Commission on March 8, 2012.
*	As provided in Rule 406T of Regulation S-T, this information is deemed furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.
#	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 13th day of March 2012.

CARROLS RESTAURANT GROUP, INC.

By:	/S/ DANIEL T. ACCORDINO
Daniel T. Accordino Chief Executive Officer