Form 10-Q
period 2012-04-01
CARROLS RESTAURANT GROUP, INC.
filed 2012-05-10
CIK 809248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2012

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

As of May 8, 2012, Carrols Restaurant Group, Inc. had 23,161,822 shares of its common stock, $.01 par value, outstanding.

CARROLS RESTAURANT GROUP, INC.

FORM 10-Q

QUARTER ENDED APRIL 1, 2012

PART I—FINANCIAL INFORMATION

ITEM 1—INTERIM CONSOLIDATED FINANCIAL STATEMENTS

CARROLS RESTAURANT GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars, except per share amounts)

(Unaudited)

	March 31,	December 31,
	2012	2011
ASSETS
Current assets:
Cash	$5,271	$24,661
Trade and other receivables	8,186	6,673
Inventories	5,784	5,601
Prepaid rent	4,027	4,077
Prepaid expenses and other current assets	6,143	5,522
Refundable income taxes	4,759	2,239
Deferred income taxes	4,542	3,484

Total current assets	38,712	52,257
Property and equipment, net	196,894	190,310
Franchise rights, net (Note 4)	66,440	67,238
Goodwill (Note 4)	124,934	124,934
Intangible assets, net	272	301
Franchise agreements, at cost less accumulated amortization of $6,584 and $6,504, respectively	5,080	5,225
Deferred financing fees	8,257	8,670
Other assets	5,670	9,457

Total assets	$446,259	$458,392

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt (Note 5)	$6,554	$6,553
Accounts payable	13,988	14,759
Accrued interest	2,348	7,178
Accrued payroll, related taxes and benefits	18,566	21,796
Accrued real estate taxes	3,244	4,812
Other liabilities	11,698	8,779

Total current liabilities	56,398	63,877
Long-term debt, net of current portion (Note 5)	257,227	261,966
Lease financing obligations (Note 8)	10,266	10,064
Deferred income—sale-leaseback of real estate	36,556	37,372
Deferred income taxes	3,391	2,234
Accrued postretirement benefits	1,943	2,055
Other liabilities (Note 7)	22,458	21,667

Total liabilities	388,239	399,235
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, par value $.01; authorized 20,000,000 shares, issued and outstanding—none	—	—
Voting common stock, par value $.01; authorized—100,000,000 shares, issued—23,161,822 and 22,135,663 shares, respectively, and outstanding—22,727,419 and 21,750,237 shares, respectively	227	218
Additional paid-in capital	9,373	6,954
Retained earnings	47,514	51,041
Accumulated other comprehensive income	1,047	1,085
Treasury stock, at cost	(141)	(141)

Total stockholders’ equity	58,020	59,157

Total liabilities and stockholders’ equity	$446,259	$458,392

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(In thousands of dollars, except per share amounts)

(Unaudited)

	2012	2011
Revenues:
Restaurant sales	$211,016	$196,873
Franchise royalty revenues and fees	576	365

Total revenues	211,592	197,238

Costs and expenses:
Cost of sales	66,906	60,315
Restaurant wages and related expenses (including stock-based compensation expense of $7 and $10, respectively)	61,696	58,568
Restaurant rent expense	11,933	12,054
Other restaurant operating expenses	29,472	27,924
Advertising expense	6,991	7,503
General and administrative (including stock-based compensation expense of $1,301 and $665, respectively)	17,370	13,856
Depreciation and amortization	9,014	8,108
Impairment and other lease charges (Note 3)	6,926	1,080
Other income (Note 12)	—	(106)

Total operating expenses	210,308	189,302

Income from operations	1,284	7,936
Interest expense	6,297	4,613

Income (loss) before income taxes	(5,013)	3,323
Provision (benefit) for income taxes (Note 6)	(1,486)	1,077

Net income (loss)	$(3,527)	$2,246

Basic and diluted net income (loss) per share (Note 11)	$(0.16)	$0.10

Basic weighted average common shares outstanding (Note 11)	21,856,466	21,642,718
Diluted weighted average common shares outstanding (Note 11)	21,856,466	22,067,753
Other comprehensive income (loss), net of tax:
Net income (loss)	$(3,527)	$2,246
Change in valuation of interest rate swap, net of tax of $25	(38)	—

Total other comprehensive loss	$(38)	$—

Comprehensive income (loss)	$(3,565)	$2,246

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(In thousands of dollars)

(Unaudited)

	2012	2011
Cash flows provided from (used for) operating activities:
Net income (loss)	$(3,527)	$2,246
Adjustments to reconcile net income to net cash provided from operating activities:
Loss on disposals of property and equipment	60	114
Stock-based compensation	1,308	675
Impairment and other lease charges	6,926	1,080
Depreciation and amortization	9,014	8,108
Amortization of deferred financing costs	499	233
Amortization of deferred gains from sale-leaseback transactions	(826)	(839)
Accretion of interest on lease financing obligations	202	—
Deferred income taxes	99	—
Change in refundable income taxes	(2,520)	2,396
Changes in other operating assets and liabilities	(11,027)	(9,413)

Net cash provided from operating activities	208	4,600

Cash flows used for investing activities:
Capital expenditures:
New restaurant development	(5,365)	(3,407)
Restaurant remodeling	(3,285)	(2,999)
Other restaurant capital expenditures	(2,870)	(1,485)
Corporate and restaurant information systems	(4,460)	(545)

Total capital expenditures	(15,980)	(8,436)
Proceeds from sale-leaseback transactions	—	1,861

Net cash used for investing activities	(15,980)	(6,575)

Cash flows provided from (used for) financing activities:
Borrowings on prior revolving credit facility	—	25,800
Repayments on prior revolving credit facility	—	(19,500)
Borrowings on Carrols LLC revolving credit facility	5,500	—
Repayments on Carrols LLC revolving credit facility	(8,600)	—
Scheduled principal payments on term loans under prior credit facility	—	(2,814)
Scheduled principal payments on Carrols LLC term loans	(1,625)	—
Principal payments on capital leases	(13)	(20)
Financing costs associated with issuance of debt	—	(330)
Excess tax benefits from stock-based compensation	825	—
Proceeds from stock option exercises	295	87

Net cash provided from (used for) financing activities	(3,618)	3,223

Net increase (decrease) in cash	(19,390)	1,248
Cash, beginning of period	24,661	3,144

Cash, end of period	$5,271	$4,392

Supplemental disclosures:
Interest paid on long-term debt	$10,564	$7,848
Interest paid on lease financing obligations	$244	$245
Accruals for capital expenditures	$838	$980
Income taxes refunded, net	$(85)	$(1,319)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands of dollars except share and per share amounts)

1. Basis of Presentation

Business Description. At April 1, 2012 the Company operated, as franchisee, 297 restaurants under the trade name “Burger King” in 12 Northeastern, Midwestern and Southeastern states. At April 1, 2012, the Company also owned and operated 86 Pollo Tropical restaurants, of which 85 were located in Florida and one was located in Georgia, and franchised a total of 33 Pollo Tropical restaurants, 21 in Puerto Rico, two in Ecuador, one in Honduras, one in the Bahamas, one in Trinidad, two in Venezuela, two in Costa Rica and three on college campuses in Florida, and owned and operated 157 Taco Cabana restaurants located primarily in Texas and franchised two Taco Cabana restaurants in New Mexico, two in Texas and one in Georgia.

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

In April 2011, Fiesta Restaurant Group, Inc. (“Fiesta Restaurant Group”), a wholly owned subsidiary of Carrols Corporation, was incorporated. In May 2011, Carrols contributed all of the outstanding capital stock of Pollo Operations, Inc. and Pollo Franchise Inc. (collectively “Pollo Tropical”) and Taco Cabana Inc. and subsidiaries (collectively “Taco Cabana”) to Fiesta Restaurant Group in exchange for all of the outstanding capital stock of Fiesta Restaurant Group. On May 7, 2012 all of the outstanding shares of Fiesta Restaurant Group common stock which were held by Carrols were distributed in the form of a pro rata dividend to the stockholders of record on April 26, 2012 of Carrols Restaurant Group. See Note 14 for additional information.

Unless the context otherwise requires, Carrols Restaurant Group, Carrols and the direct and indirect subsidiaries of Carrols are collectively referred to as the “Company.” All intercompany transactions have been eliminated in consolidation.

Burger King Acquisition. On March 26, 2012, the Company and Carrols LLC entered into an agreement with Burger King Corporation (“BKC”) to purchase 278 of BKC’s company-owned Burger King restaurants located in Ohio, Indiana, Kentucky, Pennsylvania, North Carolina, South Carolina and Virginia for a 28.9% equity ownership interest in the Company (subject to certain limitations), certain cash payments payable at the closing of the transaction of approximately $2.8 million (subject to adjustment) for cash on hand and inventory at restaurants to be acquired and other cash payments of approximately $13.3 million with approximately $9.6 million to be paid at closing of the transaction with the balance to be paid over five years by Carrols LLC to BKC. The cash payment of approximately $13.3 million is for refranchising fees and for BKC’s assignment of its right of first refusal on franchisee restaurant transfers in 20 states pursuant to an operating agreement to be entered into at the closing of the acquisition. Carrols LLC will also enter into new franchise agreements pursuant to the purchase and operating agreements and enter into leases with BKC for all of the acquired restaurants, including leases for 81 restaurants owned in fee by BKC and subleases for 197 restaurants under terms substantially the same as BKC’s underlying leases for those properties. Pursuant to the operating agreement, Carrols LLC will also agree to remodel 455 Burger King restaurants to BKC’s 20/20 restaurant image, including 57 restaurants in 2012, 154 restaurants in 2013, 154 restaurants in 2014 and 90 restaurants in 2015. The acquisition is expected to be completed in the second quarter of 2012.

The consummation of the acquisition is subject to certain conditions, including, among other things (a) the completion of a refinancing sufficient for Carrols LLC to repay its outstanding indebtedness under its senior secured credit facility, to pay amounts due to BKC pursuant to the purchase and operating agreements, and with cash generated from operations, to pay for the Company’s obligations in connection with the remodeling plan, (b) the receipt of third party consents and (c) other customary closing conditions.

Fiscal Year. The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. All references herein to the fiscal year ended January 1, 2012 will be referred to as the fiscal year ended December 31, 2011. Similarly, all references herein to the three months ended April 1, 2012 and April 3, 2011 will be referred to as the three months ended March 31, 2012 and March 31, 2011, respectively. The three months ended March 31, 2012 and 2011 each contained thirteen weeks.

Basis of Presentation. The accompanying unaudited consolidated financial statements for the three months ended March 31, 2012 and 2011 have been prepared without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission and do not include certain of the information and the footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of such financial statements have been included. The results of operations for the three months ended March 31, 2012 and 2011 are not necessarily indicative of the results to be expected for the full year.

CARROLS RESTAURANT GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars except share and per share amounts)

These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2011 contained in the Company’s 2011 Annual Report on Form 10-K, as amended. The December 31, 2011 balance sheet data is derived from those audited financial statements.

Fair Value of Financial Instruments. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. In determining fair value, the accounting standards establish a three level hierarchy for inputs used in measuring fair value as follows: Level 1 inputs are quoted prices in active markets for identical assets or liabilities; Level 2 inputs are observable for the asset or liability, either directly or indirectly, including quoted prices in active markets for similar assets or liabilities; and Level 3 inputs are unobservable and reflect our own assumptions. The following methods were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate the fair value:

•

Current Assets and Liabilities. The carrying value of cash, trade receivables, accounts payable and accrued liabilities approximate fair value because of the short maturity of those instruments, which are considered Level 3.

•

Fiesta Restaurant Group 8.875% Senior Secured Second Lien Notes due 2016. The fair value of outstanding Fiesta senior secured second lien notes is based on recent trading values, which are considered Level 2 and at March 31, 2012 was approximately $211.0 million.

•

Revolving and Term Loan Senior Credit Facilities. The fair value of the outstanding borrowings under the Carrols LLC senior secured credit facility approximates market value, which is considered Level 3, at March 31, 2012. There were no outstanding borrowings under the Fiesta Restaurant Group revolving credit facility at March 31, 2012.

See Note 3 for a discussion of the fair value measurement of non-financial assets.

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

2. Stock-Based Compensation

In connection with the planned spin-off of Fiesta Restaurant Group, on March 5, 2012 the Company converted all of its outstanding vested stock options to shares of common stock and all of its outstanding non-vested stock options to non-vested shares of common stock. The non-vested shares will generally vest over the same period as the non-vested stock options. In connection with this conversion, the Company will record $1.0 million in incremental compensation cost, of which $0.7 million was recognized in the first quarter of 2012 and $0.3 million will be recognized over the remaining vesting periods of the converted non-vested stock options.

Stock-based compensation expense for the three months ended March 31, 2012 was $1.3 million and also included $0.4 million of expense related to the accelerated vesting of the former Chairman of the Board of Directors of Fiesta Restaurant Group’s unvested shares upon his leaving the board of directors of Fiesta Restaurant Group in the first quarter of 2012. As of March 31, 2012, the total non-vested stock-based compensation expense relating to non-vested shares was approximately $2.2 million and the Company expects to record an additional $0.8 million as compensation expense in the remainder of 2012. At March 31, 2012, the remaining weighted average vesting period for non-vested shares was 2.1 years.

CARROLS RESTAURANT GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars except share and per share amounts)

Stock Options/Non-vested Shares

A summary of all option activity for the three months ended March 31, 2012 was as follows:

	2006 Plan
	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding at January 1, 2012	2,438,327	$9.33	3.2	$8,275
Granted	—	—
Exercised	(69,824)	4.20
Cancelled (1)	(2,348,950)	9.51
Forfeited	(19,553)	6.58

Options outstanding at March 31, 2012	—	$—	—	$—

Vested or expected to vest at March 31, 2012	—	$—	—	$—

Options exercisable at March 31, 2012	—	$—	—	$—

A summary of all non-vested shares activity for the three months ended March 31, 2012 was as follows:

		Weighted
		Average
		Grant Date
	Shares	Price
Nonvested at January 1, 2012	385,426	$7.54
Granted (1)	298,435	11.88
Vested (2)	(241,268)	7.57
Forfeited	(8,190)	8.70

Nonvested at March 31, 2012	434,403	$10.47

(1)	Includes the conversion of all of outstanding vested stock options to shares of common stock and all of its outstanding non-vested stock options to non-vested shares as discussed above.
(2)	Includes accelerated vesting of 200,000 of the former Chairman of the Board of Directors of Fiesta Restaurant Group’s non-vested shares.

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

The Company determined the fair value of restaurant equipment, for those restaurants reviewed for impairment, based on current economic conditions and the Company’s history of using these assets in the operation of its business. These fair value asset measurements rely on significant unobservable inputs and are considered Level 3 in the fair value hierarchy. The Level 3 assets measured at fair value associated with impairment charges recorded during the three months ended March 31, 2012 totaled $0.3 million.

CARROLS RESTAURANT GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars except share and per share amounts)

Impairment of long-lived assets and other lease charges (recoveries) for the Company’s segments were as follows:

	Three Months Ended
	March 31,
	2012	2011
Burger King	$26	$816
Pollo Tropical	5,879	272
Taco Cabana	1,021	(8)

	$6,926	$1,080

During the three months ended March 31, 2012, the Company recorded other lease charges of $1.8 million and impairment charges of $4.1 million associated with the closure of the Company’s five Pollo Tropical restaurants in New Jersey in the first quarter of 2012. The Company also recorded an impairment charge of $1.0 million related to two Taco Cabana restaurants.

During the three months ended March 31, 2011, the Company recorded impairment and other lease charges of $1.1 million which included $0.8 million for five underperforming Burger King restaurants and $0.2 million in other lease charges for a Pollo Tropical restaurant that was closed in the first quarter of 2011 and whose assets were previously impaired in 2010.

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

There have been no changes in goodwill or goodwill impairment losses during the three months ended March 31, 2012 or the year ended December 31, 2011. Goodwill balances are summarized below:

	Pollo Tropical	Taco Cabana	Burger King	Total
Balance, March 31, 2012	$56,307	$67,177	$1,450	$124,934

Burger King Franchise Rights. Amounts allocated to franchise rights for each Burger King acquisition are amortized using the straight-line method over the average remaining term of the acquired franchise agreements plus one twenty-year renewal period.

The Company assesses the potential impairment of Burger King franchise rights whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If an indicator of impairment exists, an estimate of the aggregate undiscounted cash flows from the acquired restaurants is compared to the respective carrying value of franchise rights for each Burger King acquisition. If an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value. No impairment charges were recorded related to the Company’s Burger King franchise rights for the three months ended March 31, 2012 and 2011.

Amortization expense related to Burger King franchise rights was $798 for both the three months ended March 31, 2012 and 2011, respectively. The Company estimates the amortization expense for the year ending December 31, 2012 and for each of the five succeeding years to be $3,194.

CARROLS RESTAURANT GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars except share and per share amounts)

5. Long-term Debt

Long-term debt at March 31, 2012 and December 31, 2011 consisted of the following:

	March 31,	December 31,
	2012	2011
Collateralized:
Carrols LLC Revolving Credit Facility	$900	$4,000
Carrols LLC Credit Facility-Term loan	61,750	63,375
Fiesta Restaurant Group 8.875% Senior Secured Second Lien Notes	200,000	200,000
Capital leases	1,131	1,144

	263,781	268,519
Less: current portion	(6,554)	(6,553)

	$257,227	$261,966

Senior Secured Credit Facilities. On August 5, 2011 Carrols LLC entered into a senior secured credit facility, which provides for $65.0 million aggregate term loan borrowings and a revolving credit facility which provides for aggregate borrowings of up to $20.0 million (including $10.0 million available for letters of credit) both maturing on August 5, 2016.

The Carrols LLC senior secured credit facility contains customary default provisions, including without limitation, a cross default provision pursuant to which it is an event of default under this facility if there is a default under any indebtedness of Carrols LLC having an outstanding principal amount of $2.5 million or more which results in the acceleration of such indebtedness prior to its stated maturity or is caused by a failure to pay principal when due. As of April 1, 2012, Carrols LLC was in compliance with the covenants under its senior secured credit facility. After reserving $4.8 million for letters of credit for workers’ compensation and other insurance policies guaranteed by the facility, $14.3 million was available for borrowing at April 1, 2012.

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

The interest rate swap fixes the interest rate on 50% of the outstanding term loan borrowings under the Carrols LLC senior secured credit facility at 0.77% plus the credit margin on the debt. The agreement matures on November 28, 2014 and has a notional amount of $30.9 million at April 1, 2012. The differences between the variable LIBOR rate and the interest rate swap rate of 0.77% are settled monthly. The Company made payments to settle the interest rate swap of $40 during the first quarter of 2012 which were recorded as a component of interest expense. The Company’s interest rate swap agreement is recorded at fair value and a liability of $174 as of March 31, 2012 is included in long-term other liabilities in the accompanying consolidated balance sheets.

CARROLS RESTAURANT GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars except share and per share amounts)

On August 5, 2011 Fiesta Restaurant Group entered into a first lien revolving credit facility providing for aggregate borrowings of up to $25.0 million (including $10.0 million available for letters of credit). The Fiesta Restaurant Group senior secured credit facility contains customary default provisions, including without limitation, a cross default provision pursuant to which it is an event of default under this facility if there is a default under any indebtedness of Fiesta Restaurant Group having an outstanding principal amount of $2.5 million or more which results in the acceleration of such indebtedness prior to its stated maturity or is caused by a failure to pay principal when due. As of April 1, 2012, Fiesta Restaurant Group was in compliance with the covenants under its senior secured credit facility. After reserving $9.4 million for letters of credit for workers’ compensation and other insurance policies guaranteed by the facility, $15.6 million was available for borrowing at April 1, 2012.

Fiesta Restaurant Group Senior Secured Second Lien Notes. On August 5, 2011, Fiesta Restaurant Group issued $200.0 million of 8.875% Senior Secured Second Lien Notes due 2016 (the “Fiesta Notes”) pursuant to an indenture dated as of August 5, 2011 governing such notes. The Fiesta Notes mature and are payable on August 15, 2016. Interest is payable semi-annually on February 15 and August 15. The Fiesta Notes are guaranteed by Fiesta Restaurant Group’s material subsidiaries and are secured by second-priority liens on substantially all of Fiesta Restaurant Group’s and its material subsidiaries’ assets (including a pledge of all of the capital stock and equity interests of its material subsidiaries).

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

The indenture governing the Fiesta Notes contains customary default provisions, including without limitation, a cross default provision pursuant to which it is an event of default under these notes and the indenture if there is a default under any indebtedness of Fiesta Restaurant Group having an outstanding principal amount of $15.0 million or more which results in the acceleration of such indebtedness prior to its stated maturity or is caused by a failure to pay principal when due. Fiesta Restaurant group was in compliance as of April 1, 2012 with the restrictive covenants of the indenture governing the Fiesta Notes.

6. Income Taxes

The provision (benefit) for income taxes for the three months ended March 31, 2012 and 2011 was comprised of the following:

	Three Months Ended
	March 31,
	2012	2011
Current	$(1,585)	$1,077
Deferred	99	—

	$(1,486)	$1,077

The provision for income taxes for the three months ended March 31, 2012 was derived using an estimated effective annual income tax rate for 2012 of 30.0%, which excludes any discrete tax adjustments. Discrete tax adjustments decreased the provision for income taxes by $9 in the three months ended March 31, 2012.

The provision for income taxes for the three months ended March 31, 2011 was derived using an estimated effective annual income tax rate for 2011 of 32.4%, which excludes any discrete tax adjustments. There were no discrete tax adjustments in the three months ended March 31, 2011.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2012 and December 31, 2011, the Company had no unrecognized tax benefits and no accrued interest related to uncertain tax positions.

The tax years 2008-2011 remain open to examination by the major taxing jurisdictions to which the Company is subject. Although it is not reasonably possible to estimate the amount by which unrecognized tax benefits may increase within the next twelve months due to the uncertainties regarding the timing of any examinations, the Company does not expect unrecognized tax benefits to significantly change in the next twelve months.

CARROLS RESTAURANT GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars except share and per share amounts)

7. Other Liabilities, Long-Term

Other liabilities, long-term, at March 31, 2012 and December 31, 2011 consisted of the following:

	March 31,	December 31,
	2012	2011
Accrued occupancy costs	$15,114	$14,296
Accrued workers’ compensation and general liability claims	3,058	3,208
Deferred compensation	990	965
Other	3,296	3,198

	$22,458	$21,667

Accrued occupancy costs include obligations pertaining to closed restaurant locations, contingent rent and accruals to expense operating lease rental payments on a straight-line basis over the lease term.

The following table presents the activity in the exit cost reserve, of which $2.1 million and $1.1 million are included in long-term accrued occupancy costs above at March 31, 2012 and December 31, 2011, with the remainder in other current liabilities:

	Three months ended	Year Ended
	March 31, 2012	December 31, 2011
Balance, beginning of period	$2,246	$1,665
Provisions for restaurant closures	1,796	800
Accruals (recoveries) of additional lease charges	(67)	649
Payments, net	(241)	(1,021)
Other adjustments	46	153

Balance, end of period	$3,780	$2,246

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

Interest expense associated with lease financing obligations for the three months ended March 31, 2012 and 2011 was $0.5 million and $0.2 million, respectively.

9. Business Segment Information

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

The accounting policies of each segment are the same as those described in the summary of significant accounting policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as amended. The following table includes Adjusted Segment EBITDA, which is the measure of segment profit or loss reported to the chief operating decision maker for purposes of allocating resources to the segments and assessing their performance. Adjusted Segment EBITDA is defined as earnings attributable to the applicable segment before interest, income taxes, depreciation and amortization, impairment and other lease charges, stock-based compensation expense, other income and expense and gains and losses on extinguishment of debt.

The “Other” column includes corporate related items not allocated to reportable segments and consists primarily of cash, certain other assets, corporate property and equipment, goodwill and deferred income taxes. At the beginning of the first quarter of 2012, management reporting was modified to reflect the allocation of expenses associated with administrative support provided to the

CARROLS RESTAURANT GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars except share and per share amounts)

Company’s Pollo Tropical and Taco Cabana segments previously included in the Company’s Burger King segment. For comparability, we have recast prior year segment general and administrative expenses and Adjusted Segment EBITDA to reflect these changes. These recasts only affect the Company’s segment reporting, and do not change total consolidated general and administrative expenses, income from operations or net income (loss).

General and administrative expenses for each segment includes general and administrative expenses related directly to the segment as well as allocated expenses associated with administrative support for executive management, information systems and certain accounting, legal and other administrative functions.

	Pollo	Taco	Burger
Three Months Ended	Tropical	Cabana	King	Other	Consolidated
March 31, 2012:
Total revenues	$57,834	$68,308	$85,450	$—	$211,592
Cost of sales	19,168	21,616	26,122	—	66,906
Restaurant wages and related expenses	13,292	20,533	27,871	—	61,696
Restaurant rent expense	2,147	4,104	5,682	—	11,933
General and administrative expenses	5,210	5,870	6,290	—	17,370
Depreciation and amortization	1,914	2,254	4,262	584	9,014
Adjusted Segment EBITDA	10,269	4,860	3,403
Capital expenditures	4,550	3,900	7,041	489	15,980

March 31, 2011:
Total revenues	$52,235	$63,381	$81,622	$—	$197,238
Cost of sales	17,149	19,195	23,971	—	60,315
Restaurant wages and related expenses	12,294	19,339	26,935	—	58,568
Restaurant rent expense	2,313	4,031	5,710	—	12,054
General and administrative expenses	4,106	4,815	4,935		13,856
Depreciation and amortization	1,915	2,266	3,446	481	8,108
Adjusted Segment EBITDA	8,924	5,004	3,765
Capital expenditures	1,192	3,841	2,858	545	8,436

Identifiable Assets:
At March 31, 2012	$48,849	$60,387	$153,408	$183,615	$446,259
At December 31, 2011	49,875	59,764	149,167	199,586	458,392

CARROLS RESTAURANT GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars except share and per share amounts)

A reconciliation of Adjusted Segment EBITDA to consolidated net income (loss) is as follows:

	Three Months Ended
	March 31,
	2012	2011
Adjusted Segment EBITDA:
Pollo Tropical	$10,269	$8,924
Taco Cabana	4,860	5,004
Burger King	3,403	3,765
Less:
Depreciation and amortization	9,014	8,108
Impairment and other lease charges	6,926	1,080
Interest expense	6,297	4,613
Provision (benefit) for income taxes	(1,486)	1,077
Stock-based compensation expense	1,308	675
Other income	—	(106)

Net income (loss)	$(3,527)	$2,246

10. Commitments and Contingencies

The Company is a party to various other litigation matters incidental to the conduct of the Company’s business. The Company does not believe that the outcome of any of these other matters will have a material adverse effect on its consolidated financial statements.

11. Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding plus the dilutive effect of outstanding stock options using the treasury stock method. To the extent such outstanding stock options are antidilutive they are excluded from the calculation of diluted net income (loss) per share.

The following table is a reconciliation of the net income (loss) and share amounts used in the calculation of basic net income (loss) per share and diluted net income (loss) per share:

	Three months ended March 31,
	2012	2011
Basic net income (loss) per share:
Net income (loss)	$(3,527)	$2,246
Weighted average common shares outstanding	21,856,466	21,642,718

Basic net income (loss) per share	$(0.16)	$0.10

Diluted net income (loss) per share:
Net income (loss) for diluted net income per share	$(3,527)	$2,246
Shares used in computed basic net income (loss) per share	21,856,466	21,642,718
Dilutive effect of non-vested shares and stock options	—	425,035

Shares used in computed diluted net income (loss) per share	21,856,466	22,067,753

Diluted net income (loss) per share	$(0.16)	$0.10

Shares excluded from diluted net income (loss) per share computation (1)	434,403	1,925,047

(1)	These shares subject to stock options and non-vested shares were not included in the computation of diluted net income (loss) per share because they would have been antidilutive for the periods presented.

CARROLS RESTAURANT GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars except share and per share amounts)

12. Other Income

In the three months ended March 31, 2011, the Company recorded a gain of $0.1 million related to a property insurance recovery from a fire at a Burger King restaurant.

13. Recent Accounting Developments

In September 2011, the Financial Accounting Standards Board (“FASB”) issued guidance on testing goodwill for impairment. The guidance provides entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, provided that the entity has not yet performed its 2011 annual impairment test or issued its financial statements. The Company is evaluating the impact of this guidance on its annual testing for goodwill impairment at December 31, 2012.

14. Subsequent Events

On April 16, 2012, the board of directors of the Company approved the spin-off of Fiesta Restaurant Group, which through its subsidiaries, owns and operates the Pollo Tropical and Taco Cabana restaurant brands. The Company will continue to own and operate its franchised Burger King restaurants through its subsidiaries Carrols and Carrols LLC. In connection with the spin-off, on April 24, 2012, the Company and Carrols entered into several agreements with Fiesta Restaurant Group that govern the Company’s post spin-off relationship with Fiesta Restaurant Group, including a Separation and Distribution Agreement, Tax Matters Agreement, Employee Matters Agreement and Transition Services Agreement.

Fiesta Restaurant Group has filed with the Securities and Exchange Commission (the “SEC”) a Form 10 registration statement, File No. 001-35373, as amended (the “Registration Statement”), which includes as an exhibit an information statement which describes the spin-off. This Registration Statement, which registered the common stock of Fiesta Restaurant Group under the Securities Exchange Act of 1934, as amended, was declared effective by the SEC on April 25, 2012.

On May 7, 2012, the Company completed the spin-off of Fiesta Restaurant Group in the form of a pro rata dividend of all of the issued and outstanding common stock of Fiesta Restaurant Group to Carrols Restaurant Group’s stockholders whereby each stockholder of Carrols Restaurant Group’s common stock of record on April 26, 2012 received one share of Fiesta Restaurant Group common stock for every one share of Carrols Restaurant Group common stock held. As a result of the spin-off, Fiesta Restaurant Group is now an independent company whose common stock is traded on The NASDAQ Global Select Market under the symbol “FRGI.” Carrols Restaurant Group’s common stock will continue to trade on The NASDAQ Global Market under the symbol “TAST.”

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

We use a 52-53 week fiscal year ending on the Sunday closest to December 31. All references herein to the fiscal years ended January 1, 2012 and January 2, 2011 will be referred to as the fiscal years ended December 31, 2011 and 2010, respectively. Similarly, all references herein to the three months ended April 1, 2012 and April 3, 2011 will be referred to as the three months ended March 31, 2012 and 2011, respectively. The fiscal years ended December 31, 2011 and 2010 each contained 52 weeks and the three months ended March 31, 2012 and 2011 each contained thirteen weeks.

Introduction

We are a holding company and conduct all of our operations through our direct and indirect subsidiaries and have no assets other than the shares of capital stock of Carrols, our direct wholly-owned subsidiary. The following MD&A is written to help the reader understand our company. The MD&A is provided as a supplement to, and should be read in conjunction with our Consolidated Financial Statements and the accompanying financial statement notes appearing elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2011, as amended. The overview provides our perspective on the individual sections of MD&A, which include the following:

Company Overview—a general description of our business and our key financial measures.

Recent and Future Events Affecting Our Results of Operations—a description of recent events that affect, and future events that may affect, our results of operations.

Executive Summary—an executive review of our performance for the three months ended March 31, 2012.

Results of Operations—an analysis of our results of operations for the three months ended March 31, 2012 compared to the three months ended March 31, 2011, including a review of material items and known trends and uncertainties.

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

Company Overview

We are one of the largest restaurant companies in the United States and have been operating restaurants for more than 50 years. With 297 Burger King restaurants as of April 1, 2012, we are the largest Burger King franchisee, based on number of restaurants, and have operated Burger King restaurants since 1976. Our former indirect wholly-owned subsidiary, Fiesta Restaurant Group, Inc. (“Fiesta”), which was spun off by us to our stockholders on May 7, 2012, owns and operates the Pollo Tropical and Taco Cabana restaurant brands. As of April 1, 2012, Fiesta owned and operated restaurants included 86 Pollo Tropical restaurants and 157 Taco Cabana restaurants, and with our 297 Burger King restaurants we owned an operated a total of 540 restaurants in 17 states.

Fiesta is franchising Pollo Tropical restaurants primarily internationally and, as of April 1, 2012, had 33 franchised restaurants located in Puerto Rico, Ecuador, Honduras, the Bahamas, Trinidad, Venezuela, Costa Rica and on college campuses in Florida. Fiesta also has agreements for the future development of franchised Pollo Tropical restaurants in Panama, Tobago, Aruba, Curacao and Bonaire. Although Fiesta is not actively franchising Taco Cabana restaurants, it had five Taco Cabana franchised restaurants as of April 1, 2012 located in the United States.

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

•

Restaurant wages and related expenses include all restaurant management and hourly productive labor costs and related benefits, employer payroll taxes and restaurant-level bonuses. Payroll and related benefits are subject to inflation, including minimum wage increases and increased costs for health insurance, workers’ compensation insurance and state unemployment insurance.

•	Restaurant rent expense includes base rent and contingent rent on our leases characterized as operating leases, reduced by the amortization of deferred gains on sale-leaseback transactions.

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

•

General and administrative expenses are comprised primarily of (1) salaries and expenses associated with corporate and administrative functions that support the development and operations of our restaurants, (2) legal, auditing and other professional fees, including expenses in connection with the spin-off of Fiesta Restaurant Group and our pending acquisition of Burger King restaurants from Burger King Corporation (“BKC”) and (3) stock-based compensation expense. At the beginning of the first quarter of 2012, management reporting was modified to reflect the allocation of expenses associated with administrative support provided to the Company’s Pollo Tropical and Taco Cabana segments previously included in the Company’s Burger King segment. For comparability, we have reclassified prior year segment general and administrative expenses and Adjusted Segment EBITDA to reflect these changes. These reclassifications only affect the Company’s segment reporting, and do not change total consolidated general and administrative expenses, income from operations or net income (loss).

•

Adjusted Segment EBITDA, which is the measure of segment profit or loss used by our chief operating decision maker for purposes of allocating resources to our segments and assessing their performance, is defined as earnings attributable to the applicable segment before interest, income taxes, depreciation and amortization, impairment and other lease charges, stock-based compensation expense, other income and expense and gains and losses on the extinguishment of debt. Adjusted Segment EBITDA may not be necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculation. Adjusted Segment EBITDA for each of our segments includes an allocation of general and administrative expenses associated with administrative support for executive management, information systems and certain accounting, legal and other administrative functions.

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

•

Interest expense consists primarily of borrowings under our senior secured credit facilities, interest associated with the issuance on August 5, 2011 of $200 million of Fiesta Restaurant Group’s 8.875% Senior Secured Second Lien Notes due 2016 (the “Fiesta Notes”), interest expense associated with Carrols’ 9% Senior Subordinated Notes due 2013 (the “Carrols Notes”) which were repurchased in a tender offer or redeemed in the third quarter of 2011, the amortization of deferred financing costs, imputed interest expense on leases entered into in connection with sale-leaseback transactions which are accounted for as lease financing obligations and any gains and losses from the settlement of lease financing obligations.

Recent and Future Events Affecting our Results of Operations

Acquisition of Burger King Restaurants

On March 26, 2012, we and Carrols LLC, entered into a purchase agreement with BKC to purchase 278 of BKC’s company-owned restaurants located in Ohio, Indiana, Kentucky, Pennsylvania, North Carolina, South Carolina and Virginia. As consideration for this acquisition, we will (i) issue to BKC shares of our Series A Convertible Preferred Stock (ii) pay cash payments to BKC at the closing of the transaction of approximately $2.8 million (subject to adjustment) for cash on hand and inventory at restaurants to be acquired and (iii) pay other cash payments of approximately $13.3 million with approximately $9.6 million to be paid at closing of the transaction with the balance to be paid over five years by Carrols LLC to BKC. The cash payment of approximately $13.3 million is for refranchising fees and for BKC’s assignment of its right of first refusal on franchisee restaurant transfers in 20 states pursuant to an operating agreement to be entered into at the closing of the transaction. The Series A Convertible Preferred Stock issued to BKC will equal a 28.9% equity ownership interest in Carrols Restaurant Group, subject to restrictions limiting the conversion of the Series A Convertible Preferred Stock to an amount of shares not to exceed 19.9% of the outstanding shares of our common stock as of the date of issuance (the “Issuance Limitation”). Pursuant to the purchase agreement, the removal of the Issuance Limitation will be subject to obtaining the approval of our stockholders at our next annual meeting after the closing of the acquisition or at subsequent meetings, if necessary, until stockholder approval is obtained.

Carrols LLC will also enter into new franchise agreements pursuant to the purchase and operating agreements and enter into leases with BKC for all of the acquired restaurants, including leases for 81 restaurants owned in fee by BKC and subleases for 197 restaurants under terms substantially the same as BKC’s underlying leases for those properties. Pursuant to the operating agreement, Carrols LLC will also agree to remodel 455 Burger King restaurants to BKC’s 20/20 restaurant image, including 57 restaurants in 2012, 154 restaurants in 2013, 154 restaurants in 2014 and 90 restaurants in 2015.

The consummation of the acquisition is subject to certain conditions, including, among other things, (a) the completion of a refinancing sufficient for Carrols LLC to repay its outstanding indebtedness under its senior secured credit facility, to pay amounts due to BKC pursuant to the purchase and operating agreements, and with cash generated from operations, to pay for our obligations in connection with an agreed upon remodeling plan, (b) the receipt of third party consents and (c) other customary closing conditions. We anticipate that the acquisition will be completed in the second quarter of 2012, although there can be no assurance that the acquisition will be completed within such period or at all.

Spin-off of Fiesta Restaurant Group, Inc.

On April 16, 2012, our board of directors approved the spin-off of Fiesta Restaurant Group, which through its subsidiaries, owns and operates the Pollo Tropical and Taco Cabana restaurant brands. We will continue to own and operate our franchised Burger King restaurants through our subsidiaries Carrols and Carrols LLC. In connection with the spin-off, on April 24, 2012, we and Carrols entered into several agreements with Fiesta Restaurant Group that govern our post spin-off relationship with Fiesta Restaurant Group, including a Separation and Distribution Agreement, Tax Matters Agreement, Employee Matters Agreement and Transition Services Agreement.

Fiesta Restaurant Group has filed with the Securities and Exchange Commission (the “SEC”) a Form 10 registration statement, File No. 001-35373, as amended (the “Registration Statement”), which includes as an exhibit an information statement which describes the spin-off. This Registration Statement, which registered the common stock of Fiesta Restaurant Group under the Securities Exchange Act of 1934, as amended, was declared effective by the SEC on April 25, 2012.

On May 7, 2012, we completed the spin-off of Fiesta Restaurant Group in the form of a pro rata dividend of all of the issued and outstanding common stock of Fiesta Restaurant Group to Carrols Restaurant Group’s stockholders whereby each stockholder of Carrols Restaurant Group’s common stock of record on April 26, 2012 received one share of Fiesta Restaurant Group common stock for every one share of Carrols Restaurant Group common stock held. As a result of the spin-off, Fiesta Restaurant Group is now an independent company whose common stock is traded on The NASDAQ Global Select Market under the symbol “FRGI.” Carrols Restaurant Group’s common stock will continue to trade on The NASDAQ Global Market under the symbol “TAST.”

We believe that the spin-off will enable each company to better focus on its respective opportunities and to pursue its own distinct operating plan and growth strategy. Beginning in the second quarter of 2012 the historical operating results of Fiesta Restaurant Group prior to the spin-off will be included in our operating results as earnings from discontinued operations.

Refinancing of Outstanding Indebtedness

On August 5, 2011, we completed a refinancing of our existing indebtedness. Carrols LLC and Fiesta Restaurant Group each entered into new and independent financing arrangements. The proceeds from these financings were used to repay all indebtedness outstanding under Carrols senior credit facility and the Carrols Notes, as well as to pay all related fees and expenses. Excess cash proceeds from the financings were approximately $9.5 million, and in the first quarter of 2012 we transferred $2.5 million of these proceeds to Fiesta Restaurant Group.

Fiesta Restaurant Group sold $200 million of Fiesta Notes and entered into a $25 million senior secured revolving credit facility which was undrawn at closing. Carrols LLC entered into an $85 million senior secured credit facility including term loan borrowings of $65 million and an undrawn $20 million revolving credit facility. Proceeds from these borrowings were used to repay approximately $80.2 million outstanding under Carrols’ senior credit facility, to repurchase or redeem $165.0 million of the Carrols Notes and to pay accrued interest and related fees and expenses.

Future Restaurant Closures

We evaluate the performance of our restaurants on an ongoing basis including an assessment of the current and future operating results of the restaurant, and in relation to Burger King franchise agreement renewals, the cost of required capital improvements. We may elect to close restaurants based on such evaluation. In the first quarter of 2012 we closed one Burger King restaurant and in 2011 we closed eight Burger King restaurants, not including one restaurant relocated within the same market area. We currently anticipate that we will close one additional Burger King restaurant in 2012.

In the first quarter of 2012, we closed our five Pollo Tropical restaurants in New Jersey and one underperforming Taco Cabana restaurant. Two of the five Pollo Tropical restaurant location’s assets were previously impaired as of January 1, 2012 and have a base lease term ending in 2012. We also closed two underperforming Pollo Tropical restaurants and one underperforming Taco Cabana restaurant in 2011. We currently do not anticipate closing any additional Pollo Tropical and Taco Cabana restaurants in 2012.

We do not believe that the future impact on our consolidated results of operations from such restaurant closures will be material, although there can be no assurance in this regard. Our determination of whether to close restaurants in the future is subject to further evaluation and may change.

Executive Summary—Operating Performance for the Three Months Ended March 31, 2012

Total revenues for the first quarter of 2012 increased 7.3% to $211.6 million from $197.2 million in the first quarter of 2011. Revenues from Fiesta Restaurant Group increased 9.1% in the first quarter of 2012 to $126.1 million and revenues from our Burger King restaurants increased 4.7% to $85.5 million from $81.6 million in the first quarter of 2011. Comparable restaurant sales in the first quarter of 2012 increased 9.4% at our Pollo Tropical restaurants, increased 6.1% at our Taco Cabana restaurants and increased 5.9% at our Burger King restaurants. The comparable restaurant sales increases at Pollo Tropical and Burger King were primarily a result of higher customer traffic although each brand’s average check also increased in the first quarter of 2012. The comparable sales increase at our Taco Cabana restaurants was due both to an increase in average check and higher customer traffic.

Restaurant operating margins in the first quarter of 2012 were negatively impacted by higher food commodity costs at each of our three restaurant brands as cost of sales, as a percentage of total restaurant sales, increased to 31.7% from 30.6%. These increases were partially offset by favorable sales mix changes at our Burger King restaurants, as well as menu price increases taken in the last twelve months at all three of our brands. As a percentage of total restaurant sales, restaurant wages and related expenses decreased to 29.2% in the first quarter of 2012 from 29.7% in the first quarter of 2011 due to the effect of higher sales volumes at all three of our restaurant brands on fixed labor costs. Advertising expense, as a percentage of total restaurant sales, decreased to 3.3% in the first quarter of 2012 from 3.8% in the first quarter of 2011 primarily from advertising credits received by our Burger King restaurants associated with BKC’s 2012 menu enhancement initiatives and higher sales from promotional activities at Pollo Tropical. Operating results were also favorably impacted by lower utility costs which, as a percentage of total restaurant sales, decreased to 3.1% in the first quarter of 2012 from 3.4% in the first quarter of 2011.

General and administrative expenses increased to $17.4 million in the first quarter of 2012 from $13.9 million in the first quarter of 2011 due primarily to expenses of $1.4 million related to the conversion on March 5, 2012 of our outstanding stock options into either shares of our unrestricted common stock or restricted common stock in connection with the spin-off of Fiesta Restaurant Group, and the acceleration of vesting of restricted stock awards upon the departure of the former Chairman of Fiesta Restaurant Group’s board of directors and higher administrative bonus accruals of $0.6 million. General and administrative expenses in the first quarter of 2012 also included $1.5 million of legal and other costs incurred in connection with the spin-off of Fiesta Restaurant Group and the pending acquisition of Burger King restaurants from BKC.

Impairment and other lease charges in the first quarter of 2012 were $6.9 million compared to $1.1 million in the first quarter of 2011 and were due to the closure of our five Pollo Tropical restaurants in New Jersey and impairment charges for two Taco Cabana restaurants.

Total interest expense increased $1.7 million to $6.3 million in the first quarter of 2012 due to our refinancing activities in the third quarter of 2011, which increased our effective interest rates due to both the change in the composition of our total indebtedness and an increase in our LIBOR based borrowing margins in our senior credit facilities.

Our effective income tax rate in the first quarter of 2012, including discrete tax items, decreased to 30.0% from 32.4% in the first quarter of 2011 due primarily to deductions related to the conversion of outstanding vested stock options to shares of our common stock in connection with the spin-off of Fiesta Restaurant Group.

As a result of the above, our net loss was $3.5 million in the first quarter of 2012 compared to net income of $2.2 million in the first quarter of 2011.

Results of Operations

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Consolidated Operating Results

The following table sets forth, for the three months ended March 31, 2012 and 2011, selected consolidated operating results as a percentage of consolidated restaurant sales:

	2012	2011
Restaurant sales:
Pollo Tropical	27.2%	26.4%
Taco Cabana	32.3%	32.1%
Burger King	40.5%	41.5%

Consolidated restaurant sales	100.0%	100.0%

Costs and expenses:
Cost of sales	31.7%	30.6%
Restaurant wages and related expenses	29.2%	29.7%
Restaurant rent expense	5.7%	6.1%
Other restaurant operating expenses	14.0%	14.2%
Advertising expense	3.3%	3.8%
General and administrative	8.2%	7.0%

Consolidated Restaurant Sales. Total restaurant sales in the first quarter of 2012 increased 7.2%, to $211.0 million from $196.9 million in the first quarter of 2011.

Consolidated General and Administrative Expenses. General and administrative expenses increased $3.5 million in the first quarter of 2012 to $17.4 million and, as a percentage of total restaurant sales, increased to 8.2% compared to 7.0% in the first quarter of 2011. This increase was due primarily to expenses of $1.4 million related to the conversion in the first quarter of 2012 of all our outstanding stock options into either shares of unrestricted common stock or restricted common stock in connection with the spin-off of Fiesta Restaurant Group and the acceleration of vesting of equity awards upon the departure of the former Chairman of Fiesta Restaurant Group’s board of directors and higher administrative bonus accruals of $0.6 million. General and administrative expenses in the first quarter of 2012 also included $1.1 million of legal and other costs incurred in connection with the spin-off of Fiesta Restaurant Group and $0.4 million of legal and other costs related to the acquisition of Burger King restaurants from BKC.

Consolidated Interest Expense. Consolidated interest expense increased $1.7 million to $6.3 million in the first quarter of 2012 due to rate increases on our senior secured credit facilities and a $35 million shift from senior term loan financing, which had a lower interest rate, to Fiesta Restaurant Group’s high-yield debt financing, all as a result of our refinancing activities in the third quarter of 2011. The weighted average interest rate on our long-term debt, excluding lease financing obligations, increased to 7.7% in the first quarter of 2012 from 6.2% in the first quarter of 2011. Interest expense on lease financing obligations increased to $0.5 million in the first quarter of 2012 from $0.2 million in the first quarter of 2011.

Consolidated Provision (Benefit) for Income Taxes. The benefit for income taxes for the first quarter of 2012 was derived using an estimated effective annual income tax rate for 2011 of 30.0%, which excluded discrete tax adjustments which were insignificant in the first quarter of 2012. The provision for income taxes for the first quarter of 2011 was derived using an estimated effective annual income tax rate for 2011 of 32.4%. There were no discrete tax adjustments in the first quarter of 2011.

Consolidated Net Income (Loss). The consolidated net loss was $3.5 million in the first quarter of 2012 compared to consolidated net income of $2.2 million in the first quarter of 2011.

Burger King Operating Results

The following table sets forth, for the three months ended March 31, 2012 and 2011, selected Burger King operating results as a percentage of Burger King restaurant sales:

	2012	2011
Costs and expenses:
Cost of sales	30.6%	29.4%
Restaurant wages and related expenses	32.6%	33.0%
Restaurant rent expense	6.7%	7.0%
Other restaurant operating expenses	16.0%	16.1%
Advertising expense	3.2%	4.1%
Royalty expense	4.0%	4.0%
General and administrative	7.4%	6.1%

Since the beginning of the first quarter of 2011 through the end of the first quarter of 2012, we have opened two Burger King restaurants, one of which was a relocation of an existing restaurant within its market area. During the same period we closed nine Burger King restaurants, excluding relocations.

Burger King restaurant sales in the first quarter of 2012 increased 4.7% to $85.5 million due to a 5.9% increase in comparable restaurant sales resulting from an increase in customer traffic of 4.3% and a 1.7% increase in average check resulting from a shift in sales mix and the effect of menu price increases taken in the last twelve months of 3.0%. This was offset by the closure, excluding relocations, of nine Burger King restaurants since the beginning of the first quarter of 2011.

Burger King Operating Costs and Expenses (percentages stated as a percentage of Burger King restaurant sales):

Burger King cost of sales increased to 30.6% in the first quarter of 2012 from 29.4% in the first quarter of 2011 due primarily to higher commodity prices (1.5%), including beef (0.7%), and higher promotional sales discounts (0.9%) offset in part by a favorable sales mix (0.8%) due to the discontinuation of the Buck Double in the first quarter of 2011 and the effect of menu price increases taken in the last twelve months of approximately 3.0%.

Burger King restaurant wages and related expenses decreased to 32.6% in the first quarter of 2012 from 33.0% in the first quarter of 2011 due to leveraging management costs from higher sales volumes and lower restaurant level bonus accruals.

Burger King other restaurant operating expenses decreased to 16.0% in the first quarter of 2012 from 16.1% in the first quarter of 2011 due primarily to lower utility costs (0.3%) and lower repairs and maintenance expense (0.3%) partially offset by higher credit card fees (0.2%) and higher general liability expenses (0.3%).

Burger King advertising expense decreased to 3.2% in the first quarter of 2012 from 4.1% in the first quarter of 2011 due primarily to advertising credits received from BKC that were associated with BKC’s 2012 menu enhancement initiatives. For all of 2012 we anticipate advertising expense to increase to 3.7% of Burger King restaurant sales due to a higher level of these credits being received in the first quarter than what will be received for the remainder of 2012.

Burger King restaurant rent expense decreased to 6.7% in the first quarter of 2012 from 7.0% in the first quarter of 2011 due primarily to the effect of higher sales volumes on fixed rental costs.

Adjusted Segment EBITDA. Due to the factors above Adjusted Segment EBITDA for our Burger King restaurants, which in the first quarter of 2012 included $0.9 million for legal and other costs incurred in connection with the spin-off of Fiesta Restaurant Group and the pending acquisition of Burger King restaurants from BKC, decreased to $3.4 million in the first quarter of 2012 from $3.8 million in the first quarter of 2011. General and administrative expenses for each segment includes general and administrative expenses related directly to the segment as well as allocated expenses associated with administrative support for executive management, information systems and certain accounting, legal and other administrative functions.

Depreciation and Amortization Expense. Burger King depreciation and amortization expense increased to $4.7 million in the first quarter of 2012 from $3.8 million in the first quarter of 2011 due primarily to expenditures for new point-of-sale systems installed in 2011 and the first quarter of 2012 and equipment to support BKC’s new menu enhancement initiatives.

Impairment and Other Lease Charges. Burger King impairment and other lease charges were negligible in the first quarter of 2012. Impairment and other lease charges were $0.8 million in the first quarter of 2011 which included the asset impairment of five underperforming Burger King restaurants.

Fiesta Restaurant Group Operating Results

Since the beginning of the first quarter of 2011 through the end of the first quarter of 2012, we have opened four new Pollo Tropical restaurants and four new Taco Cabana restaurants. During the same period we closed seven Pollo Tropical restaurants and two Taco Cabana restaurants.

Total restaurant sales for Fiesta Restaurant Group increased 9.0% to $125.6 million in the first quarter of 2012 from $115.3 million in the first quarter of 2011. Pollo Tropical restaurant sales in the first quarter of 2012 increased 10.4% to $57.3 million due primarily to an increase in comparable restaurant sales of 9.4% due primarily to a 6.7% increase in customer traffic and a 2.4% increase in average check, compared to the first quarter of 2011. In addition, two restaurants opened since the beginning of the first quarter of 2011 contributed $1.3 million in additional sales in the first quarter. The effect of menu price increases taken at our Pollo Tropical restaurants in the last twelve months was approximately 3.8%.

Taco Cabana restaurant sales in the first quarter of 2012 increased 7.8% to $68.2 million due primarily to an increase in comparable restaurant sales of 6.1% in the first quarter of 2012 resulting from a 3.9% increase in average check from primarily menu price increases and a 2.3% increase in customer traffic. The effect of menu price increases taken in the last twelve months was approximately 3.6%. In addition, four restaurants opened since the beginning of the first quarter of 2011 and contributed $1.7 million in additional sales in the first quarter of 2012.

Pollo Tropical Operating Costs and Expenses (percentages stated as a percentage of Pollo Tropical restaurant sales). Pollo Tropical cost of sales increased to 33.4% in the first quarter of 2012 from 33.0% in the first quarter of 2011 due primarily to higher commodity prices (1.0%), including chicken (0.4%) and increased costs related to new menu offerings, partially offset by the effect of menu price increases. Pollo Tropical restaurant wages and related expenses decreased to 23.2% in the first quarter of 2012 from 23.7% in the first quarter of 2011 due primarily to the effect of higher sales volumes on fixed labor costs (0.7%) partially offset by higher medical insurance claims. Pollo Tropical other restaurant operating expenses were 12.2% in both the first quarter of 2012 and 2011 as the effect of lower utility costs (0.3%) was offset by higher repairs and maintenance expense. Pollo Tropical advertising expense decreased to 2.2% in the first quarter of 2012 from 2.5% in the first quarter of 2011 due to higher sales volumes from promotional activities. For all of 2012 we anticipate advertising expense to be range between 2.8% to 3.0% of Pollo Tropical restaurant sales. Pollo Tropical restaurant rent expense decreased to 3.7% in the first quarter of 2012 from 4.5% in the first quarter of 2011 due primarily to the effect of higher sales volumes on fixed rental costs.

Taco Cabana Operating Costs and Expenses (percentages stated as a percentage of Taco Cabana restaurant sales). Taco Cabana cost of sales increased to 31.7% in the first quarter of 2012 from 30.3% in the first quarter of 2011 due primarily to higher commodity prices (2.4%) including beef fajita meat (1.2%) partially offset by the effect of menu price increases taken in the last twelve months. Taco Cabana restaurant wages and related expenses decreased to 30.1% in the first quarter of 2012 from 30.5%% in the first quarter of 2011 due primarily to the effect of higher sales volumes on fixed labor costs. Taco Cabana other restaurant operating expenses decreased to 13.0% in the first quarter of 2012 from 13.3% in the first quarter of 2011 due primarily to lower utility costs (0.4%) partially offset by higher repair and maintenance expenses (0.2%). Taco Cabana advertising expense was 4.4% in both the first quarter of 2012 and the first quarter of 2011. For all of 2012 we anticipate advertising expense to range between 4.0% to 4.2% of Taco Cabana restaurant sales. Taco Cabana restaurant rent expense decreased to 6.0% in the first quarter of 2012 from 6.4% in the first quarter of 2011 due primarily to the effect of higher sales volumes on fixed rental costs.

Adjusted Segment EBITDA. Due to the factors above, Adjusted Segment EBITDA for our Pollo Tropical restaurants increased to $10.3 million in the first quarter of 2012 from $8.9 million in the first quarter of 2011. Adjusted Segment EBITDA for our Taco Cabana restaurants decreased to $4.9 million in the first quarter of 2012 from $5.0 million in the first quarter of 2011. General and administrative expenses for each segment includes general and administrative expenses related directly to the segment as well as allocated expenses associated with administrative support for executive management, information systems and certain accounting, legal and other administrative functions.

Impairment and Other Lease Charges. Impairment and other lease charges of $6.9 million in the first quarter of 2012 consisted of asset impairment charges of $4.1 million and lease charges of $1.8 million associated with the closure of our five Pollo Tropical restaurants in New Jersey in the first quarter of 2012 and $1.0 million of asset impairment charges for two Taco Cabana restaurants. Two of the five closed Pollo Tropical restaurants’ assets were previously impaired in 2011. Impairment and other lease charges were $0.3 million in the first quarter of 2011 which included $0.2 million in lease charges for a Pollo Tropical restaurant that was closed in the first quarter of 2011 and whose assets were previously impaired in 2010.

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

On August 5, 2011, we completed a refinancing of our existing indebtedness. Carrols LLC and Fiesta Restaurant Group each entered into new and independent financing arrangements. The proceeds from these financings were used to repay amounts outstanding under Carrols’ senior credit facility and the Carrols Notes, as well as to pay accrued interest and all related fees and expenses. Excess cash generated from the financings was approximately $9.5 million, including the disbursement of funds prior to the spin-off to Fiesta Restaurant Group and Carrols LLC. In the first quarter of 2012, Carrols transferred $2.5 million of the excess cash from the financings to Fiesta Restaurant Group and the balance to Carrols LLC.

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

Operating Activities. Net cash provided from operating activities for the three months ended March 31, 2012 decreased $4.4 million to $0.2 million, compared to the first quarter of 2011, due to a increase in the components of net working capital of $6.5 million partially offset by an increase in net income, adjusted for non-cash items including depreciation and amortization, impairment and other lease charges and stock-based compensation expense of $1.6 million.

Investing Activities. Net cash used for investing activities in the first quarter of 2012 and 2011 was $16.0 million and $6.6 million, respectively. Capital expenditures are the largest component of our investing activities and include: (1) new restaurant development, which may include the purchase of real estate; (2) restaurant remodeling, which includes the renovation or rebuilding of the interior and exterior of our existing restaurants, including expenditures associated with Burger King franchise renewals; (3) other restaurant capital expenditures, which include capital maintenance expenditures for the ongoing reinvestment and enhancement of our restaurants including expenditures in 2011 and 2012 to support BKC’s new menu enhancement initiatives; and (4) corporate and restaurant information systems, including expenditures of $9.0 million in latter part of 2011 and $3.8 million in the first quarter of 2012 for new point-of-sale systems for our Burger King restaurants.

The following table sets forth our capital expenditures for the periods presented (in thousands):

	Pollo Tropical	Taco Cabana	Burger King	Other	Consolidated
Three Months Ended March 31, 2012
New restaurant development	$3,701	$1,664	$—	$—	$5,365
Restaurant remodeling	—	1,273	2,012	—	3,285
Other restaurant capital expenditures (1)	824	868	1,178	—	2,870
Corporate and restaurant information systems	25	95	3,851	489	4,460

Total capital expenditures	$4,550	$3,900	$7,041	$489	$15,980

Number of new restaurant openings	—	—	—		—

Three months ended March 31, 2011:
New restaurant development	$98	$2,445	$864	$—	$3,407
Restaurant remodeling	748	769	1,482	—	2,999
Other restaurant capital expenditures (1)	346	627	512	—	1,485
Corporate and restaurant information systems	—	—	—	545	545

Total capital expenditures	$1,192	$3,841	$2,858	$545	$8,436

Number of new restaurant openings (2)	—	1	1		2

1)	Excludes restaurant repair and maintenance expenses included in other restaurant operating expenses in our consolidated financial statements. For the three months end March 31, 2012 and 2011, total restaurant repair and maintenance expenses were approximately $5.2 million and $4.8 million, respectively.
2)	Includes a Burger King restaurant which was relocated within the same market area under a new franchise agreement.

In 2012, we anticipate that total capital expenditures for our Burger King restaurants will range from $30 million to $35 million, although the actual amount of capital expenditures may differ from these estimates. Capital expenditures in 2012 for our Burger King restaurants are expected to include approximately $19 million to $24 million for remodeling our Burger King restaurants to the BKC 20/20 image standard, capital maintenance expenditures of approximately $3 million and approximately $8 million of other expenditures, including $7.0 million for new point-of-sale systems. These estimates reflect our plans to accelerate our 2012 remodeling initiatives following the expected closing of the pending BKC acquisition and related financing, and could differ based on the outcome of those transactions.

In 2012, we anticipate that total capital expenditures for Fiesta Restaurant Group will range from $42 million to $46 million, although the actual amount of capital expenditures may differ from these estimates. Capital expenditures in 2012 are expected to include $25 million to $28 million for Fiesta Restaurant Group’s development of new restaurants and purchase of related real estate for the opening of ten to twelve new Pollo Tropical or Taco Cabana restaurants. Capital expenditures in 2012 for Fiesta Restaurant Group also are expected to include expenditures of approximately $16 million to $17 million for the ongoing reinvestment in our Pollo Tropical and Taco Cabana restaurants for remodeling costs and capital maintenance expenditures and approximately $1 million of other expenditures.

Investing activities also include sale-leaseback transactions related to our restaurant properties, the net proceeds from which were $1.9 million in the first quarter of 2011. There were no sale-leaseback transactions in the first quarter of 2012. The net proceeds from these sales were used to reduce outstanding borrowings under Carrols’ prior senior credit facility.

Financing Activities. Net cash used for financing activities in the first quarter of 2012, was $3.6 million and included Carrols LLC net revolver repayments of $3.1 million and Carrols LLC scheduled term loan principal payments of $1.6 million. Proceeds from stock option exercises and related income tax benefits, including tax benefits from the conversion of vested stock options to shares of our common stock in the first quarter of 2012, were $1.1 million.

Net cash provided from financing activities in the three months ended March 31, 2011 was $3.2 million, due to net revolver borrowings under Carrols’ prior senior credit facility of $6.3 million and principal payments on our term loan under Carrols’ prior senior credit facility of $2.8 million in the first quarter of 2011. We also deferred $0.3 million of financing costs in the first quarter of 2011 pertaining to our refinancing that occurred in August 2011.

Carrols LLC Senior Credit Facility. On August 5, 2011 Carrols LLC entered into a senior secured credit facility, which provides for $65.0 million aggregate term loan borrowings and a revolving credit facility which provides for aggregate borrowings of up to $20.0 million (including $10.0 million available for letters of credit) both maturing on August 5, 2016. The Carrols LLC senior secured credit facility also provides for incremental borrowing increases of up to $25 million, in the aggregate. Term loan and revolving credit borrowings under the facility bear interest at a per annum rate, at Carrols LLC’s option, of either (all terms as defined in the Carrols LLC senior secured credit facility):

1) the Alternate Base Rate plus the applicable margin of 2.25% to 4.0% based on Carrols LLC’s Adjusted Leverage Ratio (with a margin of 2.75% at April 1, 2012 ), or

2) the LIBOR Rate plus the applicable margin of 3.25% to 4.0% based on Carrols LLC’s Adjusted Leverage Ratio (with a margin of 3.75% at April 1, 2012).

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

The term loan borrowings under its senior secured credit facility are payable in consecutive quarterly principal payments of $1.625 million through the first quarter of 2016 with the remaining outstanding principal amount of $35.75 million due on the maturity date of August 5, 2016.

Carrols LLC’s obligations under the Carrols LLC senior secured credit facility are secured by a first priority lien on substantially all of its assets and by a pledge by Carrols of all of the outstanding equity interests of Carrols LLC. The Carrols LLC senior secured credit facility contains customary default provisions, including without limitation, a cross default provision pursuant to which it is an event of default under this facility if there is a default under any indebtedness of Carrols LLC having an outstanding principal amount of $2.5 million or more which results in the acceleration of such indebtedness prior to its stated maturity or is caused by a failure to pay principal when due. As of April 1, 2012, Carrols LLC was in compliance with the covenants under its senior secured credit facility. After reserving $4.8 million for letters of credit for workers’ compensation and other insurance policies guaranteed by the facility, $14.3 million was available for borrowing at April 1, 2012.

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

The interest rate swap fixes the interest rate on 50% of the outstanding term loan borrowings under the Carrols LLC senior secured credit facility at 0.77% plus the credit margin on the debt. The agreement matures on November 28, 2014 and has a notional amount of $30.9 million at April 1, 2012. The differences between the variable LIBOR rate and the interest rate swap rate of 0.77% are settled monthly. The interest rate swap agreement is recorded at fair value and a liability of $0.2 million as of March 31, 2012 is included in long-term other liabilities in our consolidated balance sheets. Changes in the valuation of the interest rate swap are included as a component of other comprehensive income.

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

Fiesta Restaurant Group Senior Secured Credit Facility. On August 5, 2011, Fiesta Restaurant Group entered into a senior secured credit facility providing for aggregate revolving credit borrowings of up to $25.0 million (including $10.0 million available for letters of credit). The senior secured credit facility also provides for incremental increases of up to $5.0 million, in the aggregate, to the revolving credit borrowings available under the facility, and matures on February 5, 2016. Borrowings under the senior secured credit facility bear interest at a per annum rate, at Fiesta Restaurant Group’s option, of either (all terms as defined in the Fiesta Restaurant Group senior secured credit facility):

1) the Alternate Base Rate plus the applicable margin of 2.0% to 2.75% based on Fiesta Restaurant Group’s Adjusted Leverage Ratio (with a margin of 2.50% at April 1, 2012 ), or

2) the LIBOR Rate plus the applicable margin of 3.0% to 3.75% based on Fiesta Restaurant Group’s Adjusted Leverage Ratio (with a margin of 3.50% at April 1, 2012).

Fiesta Restaurant Group’s obligations under its senior secured credit facility are secured by a first priority lien on substantially all of its assets and its material subsidiaries, as guarantors, (including a pledge of all of the capital stock and equity interests of its material subsidiaries).

The Fiesta Restaurant Group senior secured credit facility contains customary default provisions, including without limitation, a cross default provision pursuant to which it is an event of default under this facility if there is a default under any indebtedness of Fiesta Restaurant Group having an outstanding principal amount of $2.5 million or more which results in the acceleration of such indebtedness prior to its stated maturity or is caused by a failure to pay principal when due. As of April 1, 2012, Fiesta Restaurant Group was in compliance with the covenants under its senior secured credit facility. After reserving $9.4 million for letters of credit for workers’ compensation and other insurance policies guaranteed by the facility, $15.6 million was available for borrowing at April 1, 2012.

Fiesta Restaurant Group Senior Secured Second Lien Notes. On August 5, 2011, Fiesta Restaurant Group issued $200.0 million of Fiesta Notes pursuant to an indenture dated as of August 5, 2011 governing such notes. The Fiesta Notes mature and are payable on August 15, 2016. Interest is payable semi-annually on February 15 and August 15. The Fiesta Notes are guaranteed by Fiesta Restaurant Group’s material subsidiaries and are secured by second-priority liens on substantially all of Fiesta Restaurant Group’s and its material subsidiaries’ assets (including a pledge of all of the capital stock and equity interests of its material subsidiaries).

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

The indenture governing the Fiesta Notes includes certain covenants, including limitations and restrictions on Fiesta Restaurant Group and its material subsidiaries who are guarantors under such indenture to incur additional debt, issue preferred stock, pay dividends or make distributions in respect of capital stock or make certain other restricted payments or investments, incur liens, sell assets, enter into transactions with affiliates, agree to payment restrictions affecting certain of its material subsidiaries and enter into mergers, consolidations or sales of all or substantially all of Fiesta Restaurant Group’s or its material subsidiaries’ assets. These covenants are subject to certain exceptions and qualifications including, without limitation, permitting the spin-off transaction discussed in Notes 1 and 15.

The indenture governing the Fiesta Notes contains customary default provisions, including without limitation, a cross default provision pursuant to which it is an event of default under these notes and the indenture if there is a default under any indebtedness of Fiesta Restaurant Group having an outstanding principal amount of $15.0 million or more which results in the acceleration of such indebtedness prior to its stated maturity or is caused by a failure to pay principal when due. Fiesta Restaurant Group was in compliance as of April 1, 2012 with the restrictive covenants of the indenture governing the Fiesta Notes.

Contractual Obligations

A table of our contractual obligations as of December 31, 2011 was included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as amended. There have been no significant changes to our contractual obligations during the three months ended March 31, 2012.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements other than our operating leases, which are primarily for our restaurant properties and not recorded on our consolidated balance sheet.

Application of Critical Accounting Policies

Our unaudited interim consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in the “Significant Accounting Policies” footnote in the notes to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2011, as amended. Critical accounting estimates are those that require application of management’s most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. There have been no material changes affecting our critical accounting policies previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as amended, during the three months ended March 31, 2012.

Effects of New Accounting Standards

In September 2011, the Financial Accounting Standards Board (“FASB”) issued guidance on testing goodwill for impairment. The guidance provides entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We are evaluating the impact of this guidance on our annual testing for goodwill impairment at December 31, 2012.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements that are predictive in nature or that depend upon or refer to future events or conditions are forward-looking statements. These statements are often identified by the words “may,” “might,” “will,” “should,” “anticipate,” “believe,” “expect,” “intend,” “estimate,” “hope”, “plan” or similar expressions. In addition, expressions of our strategies, intentions or plans are also forward looking statements. These statements reflect management’s current views with respect to future events and are subject to risks and uncertainties, both known and unknown. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their date. There are important factors that could cause actual results to differ materially from those in forward-looking statements, many of which are beyond our control. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected or implied in the forward-looking statements. We believe important factors that could cause actual results to differ materially from our expectations include the following, in addition to other risks and uncertainties discussed herein and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as amended:

•	The effect of the spin-off of Fiesta Restaurant Group;

•	The potential tax liability associated with the spin-off of Fiesta Restaurant Group;

•	Increases in food costs and other commodity costs;

•	Competitive conditions;

•	Regulatory factors;

•	Environmental conditions and regulations;

•	General economic conditions, particularly in the retail sector;

•	Weather conditions;

•	Fuel prices;

•	Significant disruptions in service or supply by any of our suppliers or distributors;

•	Changes in consumer perception of dietary health and food safety;

•	Labor and employment benefit costs;

•	The outcome of pending or future legal claims or proceedings;

•	Our ability to manage our growth and successfully implement our business strategy;

•	Risks associated with the expansion of our business;

•	Our ability to integrate any businesses we acquire;

•	Our borrowing costs and credit ratings, which may be influenced by the credit ratings of our competitors;

•	The availability and terms of necessary or desirable financing or refinancing and other related risks and uncertainties;

•	The risk of an act of terrorism or escalation of any insurrection or armed conflict involving the United States or any other national or international calamity; and

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

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes from the information presented in Item 7A included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as amended, with respect to the Company’s market risk sensitive instruments.

A 1% change in interest rates would have resulted in an increase or decrease in interest expense of approximately $0.7 million for the three months ended March 31, 2012.

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

Evaluation of Disclosure Controls and Procedures. We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 1, 2012.

No change occurred in our internal control over financial reporting during the first quarter of 2012 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A. Risk Factors

Part I-Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as amended, describes important factors that could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-Q or presented elsewhere by management from time-to-time. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as amended, other than the following risks associated with our pending acquisition of Burger King restaurants from BKC (the “Acquired Restaurants”):

Any failure to complete the pending acquisition could materially adversely impact the market price of our common stock as well as our business, financial condition and results of operations.

Consummation of the acquisition is subject to our and BKC’s performance under the purchase agreement and a number of closing conditions. If the acquisition is not completed for any reason, the price of our common stock will likely decline to the extent that the market price of our common stock reflects market assumptions that the acquisition will be completed. We may also be subject to additional risks, including:

•	the occurrence of any event, change or other circumstances that could give rise to the termination of the purchase agreement, or the failure of the acquisition to close for any other reason;

•

our management having spent a significant amount of their time and efforts directed toward the acquisition and the related transactions which time and efforts otherwise would have been spent on our business and other opportunities that could have been beneficial to us;

•	costs relating to the acquisition and related transactions, such as legal, accounting and filing fees, much of which must be paid regardless of whether the acquisition is completed; and

•	uncertainties relating to the acquisition and related transactions may adversely affect our relationships with our employees, vendors and customers.

Accordingly, investors should not place undue reliance on the occurrence of the acquisition. In addition, if the acquisition does not occur, there can be no assurance that a comparable transaction will be consummated. The realization of any of these risks may materially adversely affect our business, financial condition, results of operations or the market price of our common stock.

We will incur substantial acquisition related costs in connection with the acquisition.

We expect to incur a number of non-recurring costs associated with completing the acquisition. These costs will be substantial and could have an adverse effect on our reported results.

We will be required to make substantial capital expenditures in connection with the acquisition of the Acquired Restaurants.

The remodeling of our existing Burger King restaurants and the Acquired Restaurants pursuant to the agreed upon remodel plan set forth in the operating agreement to be entered into by us in connection with the acquisition may be substantially costlier than we currently anticipate. In addition, we may incur substantial capital expenditures as a result of exercising our right of first refusal obtained in the acquisition. If we are required to make greater than anticipated capital expenditures in connection with either or both of these activities, our business, financial condition and cash flows could be adversely effected.

We may experience difficulties in integrating the Acquired Restaurants with our existing business.

The acquisition involves the integration of the Acquired Restaurants with our existing business. The difficulties of integration include:

•	coordinating and consolidating geographically separated systems and facilities;

•	integrating the management and personnel of the acquired restaurants, maintaining employee morale and retaining key employees;

•	implementing our management information systems; and

•	implementing operational procedures and disciplines to control costs and increase profitability.

The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of our business and the loss of key personnel. The diversion of management’s attention and any delays or difficulties encountered in connection with the acquisition and the integration of the Acquired Restaurants’ operations could have an adverse effect on our business, results of operations and financial condition after the acquisition.

Achieving the anticipated benefits of the acquisition will depend in part upon whether we can integrate the Acquired Restaurants in an efficient and effective manner. We may not accomplish this integration process smoothly or successfully. If management is unable to successfully integrate the acquired restaurants, the anticipated benefits of the acquisition may not be realized.

We will be subject to business uncertainties while the acquisition is pending.

The preparation required to complete the acquisition may place a significant burden on management and internal resources. The additional demands on management and any difficulties encountered in completing the acquisition and with the transition and integration process could adversely affect our financial results.

Our strategy includes pursuing acquisitions of additional Burger King restaurants and we may not find Burger King restaurants that are suitable acquisition candidates or successfully operate or integrate any Burger King restaurants we may acquire.

As part of our strategy, we intend to seek to acquire additional Burger King restaurants. Pursuant to the operating agreement to be entered into by us in connection with the acquisition, BKC will assign to us its right of first refusal under its franchise agreements with its franchisees to purchase all of the assets of a restaurant or all or substantially all of the voting stock of the franchisee, whether direct or indirect, on the same terms proposed between such franchisee and a third party purchaser in 20 states. In addition, pursuant to the operating agreement, BKC will grant us, on a non-exclusive basis, franchise pre-approval to, among other things, acquire restaurants from Burger King franchisees in 20 states until the date that we operate 1,000 Burger King restaurants. As part of the franchise pre-approval, BKC will grant us pre-approval for acquisitions of restaurants from franchisees in the 20 states where we then have an existing Burger King restaurant, subject to and in accordance with the terms of the operating agreement. Although we believe that opportunities for future acquisitions may be available from time to time, competition for acquisition candidates may exist or increase in the future. Consequently, there may be fewer acquisition opportunities available to us as well as higher acquisition prices. There can be no assurance that we will be able to identify, acquire, manage or successfully integrate additional restaurants without substantial costs, delays or operational or financial problems. In the event we are able to acquire additional restaurants, the integration and operation of the Acquired Restaurants may place significant demands on our management, which could adversely affect our ability to manage our existing restaurants. We may be required to obtain additional financing to fund future acquisitions. There can be no assurance that we will be able to obtain additional financing on acceptable terms or at all.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Default Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

(a) The following exhibits are filed as part of this report.

Exhibit No.

4.1	Form of Stock Certificate for Common Stock

31.1	Chief Executive Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Carrols Restaurant Group, Inc.

31.2	Chief Financial Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Carrols Restaurant Group, Inc.

32.1	Chief Executive Officer’s Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Carrols Restaurant Group, Inc.

32.2	Chief Financial Officer’s Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Carrols Restaurant Group, Inc.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	As provided in Rule 406T of Regulation S-T, this information is deemed furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARROLS RESTAURANT GROUP, INC.

Date: May 10, 2012	/s/ DANIEL T. ACCORDINO
(Signature)
Daniel T. Accordino Chief Executive Officer

Date: May 10, 2012	/s/ PAUL R. FLANDERS
(Signature)
Paul R. Flanders Vice President – Chief Financial Officer and Treasurer