Form 10-Q
period 2012-07-01
CARROLS RESTAURANT GROUP, INC.
filed 2012-08-10
CIK 809248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 3, 2012, Carrols Restaurant Group, Inc. had 23,677,820 shares of its common stock, $.01 par value, outstanding.

CARROLS RESTAURANT GROUP, INC.
FORM 10-Q
QUARTER ENDED JULY 1, 2012

PART I—FINANCIAL INFORMATION

ITEM 1—INTERIM CONSOLIDATED FINANCIAL STATEMENTS

CARROLS RESTAURANT GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands of dollars, except per share amounts)
(Unaudited)

	July 1, 2012	January 1, 2012
ASSETS
Current assets:
Cash	$58,048	$24,661
Trade and other receivables	4,121	6,673
Inventories	6,941	5,601
Prepaid rent	3,007	4,077
Prepaid expenses and other current assets	3,328	5,522
Refundable income taxes	2,554	2,239
Deferred income taxes	3,106	3,484
Total current assets	81,105	52,257
Restricted cash (Note 7)	20,000	—
Property and equipment, net	123,981	190,310
Franchise rights, net (Note 6)	100,110	67,238
Goodwill (Note 6)	1,450	124,934
Franchise agreements, at cost less accumulated amortization of $6,703 and $6,504, respectively	14,348	5,225
Deferred financing fees	5,404	8,670
Other assets	3,103	9,758
Total assets	$349,501	$458,392
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt (Note 7)	$1,028	$6,553
Accounts payable	15,069	14,759
Accrued interest	1,641	7,178
Accrued payroll, related taxes and benefits	12,538	21,796
Accrued real estate taxes	3,513	4,812
Other liabilities	8,646	8,779
Total current liabilities	42,435	63,877
Long-term debt, net of current portion (Note 7)	159,899	261,966
Lease financing obligations	1,195	10,064
Deferred income—sale-leaseback of real estate	18,810	37,372
Deferred income taxes	7,609	2,234
Accrued postretirement benefits	1,862	2,055
Other liabilities (Note 9)	11,760	21,667
Total liabilities	243,570	399,235
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, par value $.01; authorized 20,000,000 shares, issued and outstanding—100 shares and zero, respectively (Note 12)	—	—
Voting common stock, par value $.01; authorized—100,000,000 shares, issued—23,176,920 and 22,135,663 shares, respectively, and outstanding—22,742,011 and 21,750,237 shares, respectively	227	218
Additional paid-in capital	67,298	6,954
Retained earnings	37,394	51,041
Accumulated other comprehensive income	1,153	1,085
Treasury stock, at cost	(141)	(141)
Total stockholders’ equity	105,931	59,157
Total liabilities and stockholders’ equity	$349,501	$458,392

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
THREE AND SIX MONTHS ENDED JULY 1, 2012 AND JULY 3, 2011
(In thousands of dollars, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Revenues:			—
Restaurant sales	$122,104	$88,595	$207,554	$170,217
Costs and expenses:
Cost of sales	38,877	26,497	64,999	50,468
Restaurant wages and related expenses	37,446	27,457	65,314	54,387
Restaurant rent expense	7,979	5,692	13,662	11,402
Other restaurant operating expenses	18,221	13,295	31,864	26,476
Advertising expense	4,604	3,698	7,300	7,082
General and administrative (including stock-based compensation expense of $177, $266, $279 and $522, respectively)	8,081	4,880	14,279	9,975
Depreciation and amortization	6,346	3,959	11,039	7,788
Impairment and other lease charges (Note 5)	101	155	127	971
Other income	—	(342)	—	(448)
Total operating expenses	121,655	85,291	208,584	168,101
Income (loss) from operations	449	3,304	(1,030)	2,116
Interest expense	2,640	2,328	3,555	4,689
Loss on extinguishment of debt	1,509	—	1,509	—
Income (loss) from continuing operations before income taxes	(3,700)	976	(6,094)	(2,573)
Provision (benefit) for income taxes (Note 8)	(2,782)	676	(2,273)	(2,041)
Net income (loss) from continuing operations	(918)	300	(3,821)	(532)
Income from discontinued operations, net of income taxes	668	5,208	44	8,286
Net income (loss)	$(250)	$5,508	$(3,777)	$7,754
Basic net income (loss) per share (Note 13):
Continuing operations	$(0.04)	$0.01	$(0.17)	$(0.02)
Discontinued operations	$0.03	$0.24	$0.00	$0.38
Diluted net income (loss) per share (Note 13):
Continuing operations	$(0.04)	$0.01	$(0.17)	$(0.02)
Discontinued operations	$0.03	$0.24	$0.00	$0.38
Shares used in computing net income (loss) per share:
Basic weighted average common shares outstanding	22,742,257	21,663,181	22,413,285	21,652,950
Diluted weighted average common shares outstanding	22,742,257	22,160,514	22,413,285	21,652,950
Other comprehensive income (loss), net of tax:
Net income (loss)	$(250)	$5,508	$(3,777)	$7,754
Change in valuation of interest rate swap, net of tax expense of $68 and $42, respectively	106	—	68	—
Comprehensive income (loss)	$(144)	$5,508	$(3,709)	$7,754

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands of dollars)
(Unaudited)

	Common		Voting	Additional		Other		Total
	Stock	Preferred	Common	Paid-In	Retained	Comprehensive	Treasury	Stockholders'
	Shares	Stock	Stock	Capital	Earnings	Income	Stock	Equity

Balance at January 2, 2011	21,632,402	$—	$216	$3,474	$39,823	$1,535	$(141)	$44,907
Stock-based compensation	—	—	—	2,779	—	—	—	2,779
Exercise of stock options	97,376	—	1	550	—	—	—	551
Vesting of non-vested shares and excess tax benefits	20,459	—	1	151	—	—	—	152
Net income	—	—	—	—	11,218	—	—	11,218
Change in valuation of interest rate swap	—	—	—	—	—	(68)	—	(68)
Change in postretirement benefit obligations	—	—	—	—	—	(382)	—	(382)
Balance at January 1, 2012	21,750,237	$—	218	6,954	51,041	1,085	(141)	59,157

Stock-based compensation	—	$—	—	1,522	—	—	—	1,522
Exercise of stock options	69,824	—	—	295	—	—	—	295
Conversion of stock options	666,090	—	7	(7)	—	—	—	—
Vesting of non-vested shares and excess tax benefits	255,860	—	2	823	—	—	—	825
Issuance of preferred stock (Note 12)	—	—	—	57,711	—	—	—	57,711
Distribution of Fiesta Restaurant Group (Note 3)	—	—	—	—	(9,870)	—	—	(9,870)
Net loss for the six months ended July 1, 2012	—	—	—	—	(3,777)	—	—	(3,777)
Change in valuation of interest rate swap	—	—	—	—	—	68	—	68

Balance at July 1, 2012	22,742,011	$—	$227	$67,298	$37,394	$1,153	$(141)	$105,931

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JULY 1, 2012 AND JULY 3, 2011
(In thousands of dollars)
(Unaudited)

	2012	2011
Cash flows provided from (used for) operating activities from continuing operations:
Net income (loss)	$(3,777)	$7,754
Income from discontinued operations	(44)	(8,286)
Adjustments to reconcile net income (loss) to net cash provided from operating activities of continuing operations:
Loss (gain) on disposals of property and equipment	9	(250)
Stock-based compensation	279	522
Impairment and other lease charges	127	971
Depreciation and amortization	11,039	7,788
Amortization of deferred financing costs	278	459
Amortization of deferred gains from sale-leaseback transactions	(882)	(918)
Accretion of interest on lease financing obligations	2	2
Deferred income taxes	(2,099)	2,182
Loss on extinguishment of debt	1,509	—
Changes in other operating assets and liabilities	11,846	5,901
Net cash provided from operating activities of continuing operations	18,287	16,125
Cash flows used for investing activities of continuing operations:
Capital expenditures:
New restaurant development	—	(1,572)
Restaurant remodeling	(6,556)	(3,497)
Other restaurant capital expenditures	(2,015)	(2,169)
Corporate and restaurant information systems	(8,717)	(1,431)
Total capital expenditures	(17,288)	(8,669)
Acquisition of restaurants from BKC, net of cash acquired	(12,135)	—
Increase in restricted cash balance	(20,000)	—
Proceeds from sales of other restaurant properties	2,082	572
Net cash used for investing activities of continuing operations	(47,341)	(8,097)
Cash flows provided from (used for) financing activities of continuing operations:
Proceeds from issuance of senior secured second lien notes	150,000	—
Cash of Fiesta Restaurant Group deconsolidated as a result of spin-off	(5,490)	(5,704)
Borrowings on previous revolving credit facilities	19,200	32,700
Repayments on previous revolving credit facilities	(23,200)	(32,700)
Repayments of term loans under prior credit facility	(61,750)	—
Principal payments on term loans under prior credit facilities	(1,625)	(7,036)
Capital contribution to Fiesta Restaurant Group	(2,500)	—
Principal payments on capital leases	(81)	(5)
Excess tax benefits from stock-based compensation	825	—
Financing costs associated with issuance of debt	(5,378)	—
Proceeds from stock option exercises	295	185
Net cash provided from (used for) financing activities of continuing operations	70,296	(12,560)
Net increase in cash from continuing operations	41,242	(4,532)
Net cash provided from operating activities of discontinued operations	3,834	9,188
Net cash used for investing activities of discontinued operations	(15,007)	(6,990)
Net cash provided from financing activities of discontinued operations	3,318	923
Net increase (decrease) in cash from discontinued operations	(7,855)	3,121
Net increase in cash	33,387	(1,411)
Cash, beginning of period	24,661	3,144
Cash, end of period	$58,048	$1,733
Supplemental disclosures:
Interest paid on long-term debt	$8,508	$8,184
Interest paid on lease financing obligations	$52	$51
Accruals for capital expenditures	$839	$242
Income taxes paid (refunded ), net	$4	$(515)
Capital lease obligations incurred	$10,870	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars except share and per share amounts)

1. Basis of Presentation
Business Description. At July 1, 2012 Carrols Restaurant Group, Inc. ("Carrols Restaurant Group" or the "Company") operated, as franchisee, 574 restaurants under the trade name “Burger King” in 13 Northeastern, Midwestern and Southeastern states.
Basis of Consolidation. Carrols Restaurant Group is a holding company and conducts all of its operations through Carrols Corporation (“Carrols”) and its wholly-owned subsidiaries. The unaudited consolidated financial statements presented herein include the accounts of Carrols Restaurant Group and its wholly-owned subsidiary Carrols. Any reference to “Carrols LLC” refers to Carrols’ wholly-owned subsidiary, Carrols LLC, a Delaware limited liability company.
Unless the context otherwise requires, Carrols Restaurant Group, Carrols and the direct and indirect subsidiaries of Carrols are collectively referred to as the “Company.” All intercompany transactions have been eliminated in consolidation.
Burger King Acquisition. On May 30, 2012, the Company completed the acquisition of 278 of Burger King Corporation's ("BKC") company-owned Burger King® restaurants located in Ohio, Indiana, Kentucky, Pennsylvania, North Carolina, South Carolina and Virginia (the "acquired restaurants"). See Note 2—Acquisition for further information.
Spin-Off. On May 7, 2012, the Company completed the spin-off of Fiesta Restaurant Group, Inc. ("Fiesta"), a wholly owned subsidiary of Carrols, through a pro-rata dividend to the shareholders of Carrols Restaurant Group of all of the outstanding shares of Fiesta's common stock (the "Spin-off"). As a result of the Spin-off, the results of operation and cash flows of Fiesta (including the Pollo Tropical and Taco Cabana segments) have been presented as discontinued operations for all periods presented. See Note 3—Discontinued Operations for further information.
Fiscal Year. The Company uses a 52-53 week fiscal year ending on the Sunday closest to January 1. The fiscal year ended January 1, 2012 contained 52 weeks. The three and six months ended July 1, 2012 and July 3, 2011 each contained thirteen and twenty-six weeks, respectively.
Basis of Presentation. The accompanying unaudited consolidated financial statements for the three and six months ended July 1, 2012 and July 3, 2011 have been prepared without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission and do not include certain of the information and the footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of such financial statements have been included. The results of operations for three and six months ended July 1, 2012 and July 3, 2011 are not necessarily indicative of the results to be expected for the full year.

These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended January 1, 2012 contained in the Company’s 2011 Annual Report on Form 10-K, as amended. The January 1, 2012 balance sheet data is derived from those audited financial statements.
Fair Value of Financial Instruments. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. In determining fair value, the accounting standards establish a three level hierarchy for inputs used in measuring fair value as follows: Level 1 inputs are quoted prices in active markets for identical assets or liabilities; Level 2 inputs are observable for the asset or liability, either directly or indirectly, including quoted prices in active markets for similar assets or liabilities; and Level 3 inputs are unobservable and reflect our own assumptions. The following methods were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate the fair value:

•
Current Assets and Liabilities. The carrying value of cash, restricted cash, and accrued liabilities approximate fair value because of the short maturity of those instruments, which are considered Level 1.

•
Carrols Restaurant Group 11.25% Senior Secured Second Lien Notes due 2018. The fair value of outstanding senior secured second lien notes is based on recent trading values, which are considered Level 2, and at July 1, 2012 was approximately $158.3 million.

•
Carrols Restaurant Group Senior Secured Credit Facility. There were no outstanding borrowings under the senior secured credit facility at July 1, 2012. Market values for any borrowings would be considered Level 3.

See Note 5 for a discussion of the fair value measurement of non-financial assets.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars except share and per share amounts)

Use of Estimates. The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates include: accrued occupancy costs, insurance liabilities, evaluation for impairment of goodwill, long-lived assets and franchise rights and lease accounting matters. Actual results could differ from those estimates.
Subsequent Events. The Company conducted an evaluation of subsequent events through the issuance date of the Company’s financial statements.

2. Acquisition

On May 30, 2012, the Company completed the acquisition of 278 of Burger King Corporation ("BKC") company-owned Burger King® restaurants for a purchase price consisting of (i) a 28.9% equity ownership interest in the Company (subject to certain limitations), (ii) $3.8 million for cash on hand and inventory at the acquired restaurants and (iii) $9.4 million of franchise fees and $3.8 million for BKC’s assignment of its right of first refusal on franchisee restaurant transfers in 20 states ("ROFR") pursuant to an operating agreement with BKC entered into at closing. The ROFR is payable in quarterly payments over five years and the first quarterly payment of $0.2 million was made at closing. The Company also entered into new franchise agreements pursuant to the purchase and operating agreements and entered into leases with BKC for all of the acquired restaurants, including leases for 81 restaurants owned in fee by BKC and subleases for 197 restaurants under terms substantially the same as BKC’s underlying leases for those properties. Pursuant to the operating agreement, the Company also agreed to remodel 455 Burger King restaurants to BKC’s 20/20 restaurant image, including 57 restaurants in 2012, 154 restaurants in 2013, 154 restaurants in 2014 and 90 restaurants in 2015.

The acquisition is accounted for under the purchase method of accounting in accordance with ASC 805, “Business Combinations.” The aggregate transaction value, net of cash acquired, was $74.7 million as follows:

Equity consideration - Issuance of 100 shares of Series A Convertible Preferred Stock	$57,711
Cash purchase price:
Cash	417
Inventory	3,336
Franchise fees	9,443
Right of first refusal	3,805
Total estimated consideration	$74,712

The total cash consideration paid at closing is reconciled as follows:

Fair value of assets acquired, including cash acquired	$74,712
Less: Cash acquired	417
Less: equity consideration - issuance of 100 shares of Series A Convertible Preferred Stock	57,711
Less: additional consideration accrued but not paid	4,449
Net cash paid for the acquisition	$12,135

The value for the Series A Convertible Preferred Stock ("Preferred Stock") was based on 9.4 million shares of common stock, the number of common shares the preferred stock would be convertible into (without giving effect to the issuance limitation), at the stock price of $6.13 per share on the closing date of the acquisition. See Note 12—Preferred Stock for further information.

Under the purchase method of accounting, the aggregate purchase price is allocated to the net tangible and intangible assets based upon their estimated fair values on the acquisition date. The Company has engaged a third party valuation specialist to assist with the valuation of assets acquired. As the values of certain assets and liabilities are preliminary in nature, the fair values for the equity consideration, favorable/unfavorable leases, restaurant equipment, franchise rights and goodwill are subject to adjustment as additional information is obtained. For purposes of a preliminary allocation of the assets acquired and liabilities assumed, the excess of the purchase price over the estimated fair value of net tangible and intangible assets has been assigned to franchise rights. The preliminary fair value determination for restaurant equipment was based on the carrying value of equipment of BKC at the date of the acquisition and for restaurant equipment subject to capital lease the market value of such equipment. The amount paid for franchising fees was used for the preliminary fair value determination of such fees as the terms were at market rates. The purchase price allocations will be finalized within twelve months of the closing of the acquisition. When the valuations are finalized, changes to the preliminary valuation of assets acquired or liabilities assumed may result in material adjustments to the fair value of property and equipment, identifiable intangible assets acquired, including franchise rights, and any related goodwill or bargain purchase gain initially recorded.

The preliminary allocation of the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed in the acquisition based on their estimated fair values was as follows (in thousands):

Cash	$417
Inventory	3,336
Restaurant equipment	26,857
Restaurant equipment - subject to capital lease	10,870
Favorable/unfavorable leases	113
Capital lease obligation for equipment	(10,870)
Franchise fees	9,443
Franchise rights	34,546

Net assets acquired	$74,712

The results of operations of the acquired restaurants have been included in our consolidated statements of operations from May 31, 2012, the day following the closing of the acquisition. The acquired restaurants contributed revenues of $27.5 million in the second quarter. It is impracticable to disclose net earnings for the post-acquisition period for these acquired restaurants as net earnings of these restaurants were not tracked on a collective basis due to the integration of administrative functions, including field supervision. During the three and six months ended July 1, 2012, approximately $0.8 million and $1.2 million, respectively, of pretax transaction-related costs related to the acquisition were recorded in general and administrative expense.

The pro forma impact on the results of operations is included in the below table for periods prior to the date of the closing of the acquisition on May 30, 2012 in which the acquisition was not previously consolidated. The pro forma results of operations are not necessarily indicative of the results that would have occurred had the acquisition been consummated at the beginning of the periods presented, nor are they necessarily indicative of any future consolidated operating results. The following table summarizes the Company's unaudited proforma operating results (in thousands):

	Three Months Ended			Six Months Ended
	July 1, 2012	July 3, 2011		July 1, 2012	July 3, 2011
Restaurant sales	$174,090	$164,068		$332,978	$315,496
Net loss from continuing operations	$(2,664)	$(967)	`	$(8,937)	$(3,762)
Net loss per share from continuing operations, basic and diluted	$(0.12)	$(0.04)		$(0.40)	$(0.17)

This pro forma financial information does not give effect to any anticipated synergies, operating efficiencies or cost savings that may be associated with the acquisition or any integration costs we may incur related to the acquisition.

3. Discontinued Operations
On May 7, 2012, the Company completed the Spin-off of Fiesta, a wholly owned subsidiary of Carrols which included the Pollo Tropical and Taco Cabana restaurant brands, through the distribution in the form of a pro rata dividend of all of Fiesta's issued and outstanding common stock to Carrols Restaurant Group’s stockholders whereby each stockholder of Carrols Restaurant Group on April 26, 2012 received one share of Fiesta’s common stock for every one share of the Company's common stock held. As a result of the Spin-off, Fiesta is now an independent company whose common stock is traded on the NASDAQ Global Select Market under the symbol “FRGI.” At the date of the Spin-off, the dividend of Fiesta common stock to our stockholders resulted in a distribution of net assets of $9.9 million to Fiesta.
In connection with the Spin-off, on April 24, 2012, Carrols Restaurant Group and Carrols entered into several agreements with Fiesta that govern the Company’s post Spin-off relationship with Fiesta, including a Separation and Distribution Agreement,

Tax Matters Agreement, Employee Matters Agreement and Transition Services Agreement. Amounts earned by Carrols under the Transition Services Agreement were $1.0 million in the second quarter of 2012 and are expected to be approximately $4.4 million for all of 2012.
As a result of the Spin-off, the consolidated statements of operations and statements of cash flows related to Fiesta's businesses have been presented as discontinued operations for all periods presented. There are no remaining Fiesta assets and liabilities as of July 1, 2012 included in the consolidated balance sheet, however, Fiesta's assets and liabilities are included in the consolidated balance sheet at January 1, 2012.
The consolidated statements of operations for periods through the completion of the Spin-off included certain general and administrative expenses associated with administrative support to Fiesta for executive management, information systems and certain accounting, legal and other administrative functions, which had previously been allocated to Fiesta. The allocation of certain of these expenses do not qualify for classification within discontinued operations, and therefore are included as general and administrative expenses within continuing operations. In addition, certain expenses directly related to the Spin-off which had previously been allocated to both the Company and Fiesta have been included in discontinued operations.

The following table details Fiesta's revenues and income (loss) from operations which have been reported in discontinued operations:

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Revenues	$49,222	$121,249	$175,364	$236,865
Income (loss) from discontinued operations before income taxes	1,875	6,395	(744)	13,267
Provision for (benefit from) income taxes	1,207	1,187	(788)	4,981
Net income from discontinued operations	$668	$5,208	$44	$8,286

4. Stock-Based Compensation
In connection with the Spin-off of Fiesta, on March 5, 2012 Carrols Restaurant Group converted all of its outstanding vested stock options to shares of the Company's common stock and all of its outstanding non-vested stock options to non-vested shares of the Company's common stock. The non-vested shares will generally vest over the same period as the non-vested stock options.
Stock-based compensation expense for the three and six months ended July 1, 2012 was $0.2 million and $0.3 million, respectively. As of July 1, 2012, the total non-vested stock-based compensation expense relating to non-vested shares was approximately $1.2 million. The Company expects to record an additional $0.6 million as compensation expense for the remainder of 2012. At July 1, 2012, the remaining weighted average vesting period for non-vested shares was 2.0 years.

Stock Options/Non-vested Shares
A summary of all option activity for the six months ended July 1, 2012 was as follows:

	2006 Plan
	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding at January 1, 2012	2,438,327	$9.33	3.2	$8,275
Granted	—	—
Exercised	(69,824)	4.20
Cancelled (1)	(2,348,950)	9.51
Forfeited	(19,553)	6.58
Options outstanding at July 1, 2012	—	$—	—	$—
Vested or expected to vest at July 1, 2012	—	$—	—	$—
Options exercisable at July 1, 2012	—	$—	—	$—
A summary of all non-vested shares activity for the six months ended July 1, 2012 was as follows:

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars except share and per share amounts)

	Shares	Weighted Average Grant Date Price
Nonvested at January 1, 2012	385,426	$7.54
Granted (1)	320,958	11.36
Vested (2)	(255,860)	7.58
Forfeited	(15,614)	9.33
Nonvested at July 1, 2012	434,910	$10.24
_____________________

(1)
Includes the conversion of all of outstanding vested stock options to shares of the Company's common stock and all of its outstanding non-vested stock options to non-vested shares of the Company's common stock as discussed above.

(2)	Includes accelerated vesting of 200,000 non-vested shares of the Company's common stock of the former Chairman of the board of directors of Fiesta.

5. Impairment of Long-Lived Assets and Other Lease Charges
The Company reviews its long-lived assets, principally property and equipment, for impairment at the restaurant level. If an indicator of impairment exists for any of its assets, an estimate of the undiscounted future cash flows over the life of the primary asset for each restaurant is compared to that long-lived asset’s carrying value. If the carrying value is greater than the undiscounted cash flow, the Company then determines the fair value of the asset and if an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value. For closed restaurant locations, the Company reviews the future minimum lease payments and related ancillary costs from the date of the restaurant closure to the end of the remaining lease term and records a lease charge for the lease liabilities to be incurred, net of any estimated sublease recoveries.
The Company determined the fair value of restaurant equipment, for those restaurants reviewed for impairment, based on current economic conditions and the Company’s history of using these assets in the operation of its business. These fair value asset measurements rely on significant unobservable inputs and are considered Level 3 in the fair value hierarchy.

During the three and six months ended July 1, 2012 and July 3, 2011, the Company recorded impairment charges of $$0.1 million, $0.1 million, $0.2 million and $1.0 million, respectively, related to certain underperforming restaurants.

6. Goodwill and Franchise Rights
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
There have been no goodwill impairment losses during the six months ended July 1, 2012 or the year ended January 1, 2012. The change in goodwill balances is summarized below:

	Balance,	Discontinued	Balance,
	January 1, 2012	operations	July 1, 2012
Goodwill	$124,934	(123,484)	$1,450
Franchise Rights. Amounts allocated to franchise rights for each acquisition of Burger King restaurants are amortized using the straight-line method over the average remaining term of the acquired franchise agreements plus one twenty-year renewal period.
The Company assesses the potential impairment of franchise rights whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If an indicator of impairment exists, an estimate of the aggregate undiscounted cash flows from the acquired restaurants is compared to the respective carrying value of franchise rights for each acquisition. If an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value. No impairment charges were recorded related to the Company’s franchise rights for the three and six months ended July 1, 2012 and July 3, 2011.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars except share and per share amounts)

Amortization expense related to franchise rights was $875 and $799 for the three months ended July 1, 2012 and July 3, 2011, respectively, and $1,673 and $1,598 for the six months ended July 1, 2012 and July 3, 2011, respectively. The Company estimates the amortization expense for the year ending December 30, 2012 to be $3,764 and for each of the five succeeding years to be $4,181. These estimates are based on a preliminary purchase price allocation of the acquisition discussed in Note 2.

7. Long-term Debt
Long-term debt at July 1, 2012 and January 1, 2012 consisted of the following:

	July 1, 2012	January 1, 2012
Collateralized:
Carrols Restaurant Group 11.25% Senior Secured Second Lien Notes	$150,000	$—
Prior Carrols LLC Revolving Credit borrowings	—	4,000
Prior Carrols LLC Credit Facility-Term loan borrowings	—	63,375
Fiesta Restaurant Group 8.875% Senior Secured Second Lien Notes	—	200,000
Capital leases	10,927	1,144
	160,927	268,519
Less: current portion	(1,028)	(6,553)
	$159,899	$261,966
Carrols Restaurant Group Senior Secured Second Lien Notes. On May 30, 2012, Carrols Restaurant Group issued $150.0 million of 11.25% Senior Secured Second Lien Notes due 2018 (the "Notes") pursuant to an indenture dated as of May 30, 2012 governing such notes. Proceeds from the issuance of the Notes were used to repay $64.8 million of borrowings under the Carrols LLC senior credit facility, to pay $12.0 million related to the acquisition of Burger King restaurants from BKC, to pay $4.5 million for fees and expenses related to the offering of the Notes paid at closing and to fund a $20.0 million cash collateral account required under the Company's new senior credit facility discussed below. The remainder of the proceeds of $48.7 million will be used together with anticipated operating cash flow and the cash collateral account, as it becomes unrestricted, to fund the restaurant remodeling obligations committed to in connection with the acquisition, and to fund future payments to BKC for the ROFR acquired in the acquisition.
The Notes mature and are payable on May 15, 2018. Interest is payable semi-annually on May 15 and November 15, beginning November 15, 2012. The Notes are guaranteed by Carrols Restaurant Group’s material subsidiaries and are secured by second-priority liens on substantially all of Carrols Restaurant Group’s and its material subsidiaries’ assets (including a pledge of all of the capital stock and equity interests of its material subsidiaries).
The Notes are redeemable at the option of Carrols Restaurant Group in whole or in part at any time after May 15, 2015 at a price of 105.625% of the principal amount plus accrued and unpaid interest, if any, if redeemed before May 15, 2016, 102.813% of the principal amount plus accrued and unpaid interest, if any, if redeemed after May 15, 2016 but before May 15, 2017 and 100% of the principal amount plus accrued and unpaid interest, if any, if redeemed after May 15, 2017. Prior to May 15, 2015, Carrols Restaurant Group may redeem some or all of the Notes at a redemption price of 100% of the principal amount of each note plus accrued and unpaid interest, if any, and a make-whole premium. In addition, the indenture governing the Notes also provides that the Company may redeem up to 35% of the Notes using the proceeds of certain equity offerings completed before May 15, 2015.
The Notes are jointly and severally guaranteed, unconditionally and in full by the Company's material subsidiaries which are directly or indirectly 100% owned by the Company. Separate condensed consolidating information is not included because the Company is a holding company that has no independent assets or operations. There are no significant restrictions on the ability of the Company or any of the guarantor subsidiaries to obtain funds from its respective subsidiaries. All consolidated amounts in the Company's financial statements are representative of the combined guarantors.
The indenture governing the Notes includes certain covenants, including limitations and restrictions on Carrols Restaurant Group and its material subsidiaries who are guarantors under such indenture to, among other things: incur indebtedness or issue preferred stock; incur liens; pay dividends or make distributions in respect of capital stock or make certain other restricted payments or investments; sell assets; agree to payment restrictions affecting certain subsidiaries; enter into transaction with affiliates; or merge, consolidate or sell substantially all of the Company's assets.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars except share and per share amounts)

The indenture covering the Notes and the security agreement provide that any capital stock and equity interests of any of the Company's material subsidiaries will be excluded from the collateral to the extent that the par value, book value or market value of such capital stock or equity interests exceeds 20% of the aggregate principal amount of the Notes then outstanding.
The indenture governing the Notes contains customary default provisions, including without limitation, a cross default provision pursuant to which it is an event of default under these notes and the indenture if there is a default under any indebtedness of Carrols Restaurant Group having an outstanding principal amount of $15.0 million or more which results in the acceleration of such indebtedness prior to its stated maturity or is caused by a failure to pay principal when due. Carrols Restaurant Group was in compliance as of July 1, 2012 with the restrictive covenants of the indenture governing the Notes.
Carrols Restaurant Group Senior Credit Facility. On May 30, 2012, Carrols Restaurant Group entered into a senior credit facility, which provides for aggregate revolving credit borrowings of up to $20.0 million (including $15.0 million available for letters of credit) maturing on May 30, 2017. The senior credit facility also provides for incremental borrowing increases of up to $25.0 million, in the aggregate.
Under the senior credit facility (all terms not otherwise defined herein are defined in Carrols Restaurant Group's senior credit facility), Carrols Restaurant Group has deposited $20.0 million in an account with the Administrative Agent as collateral for the senior credit facility until the date on which its Adjusted Leverage Ratio is less than 6.00x for two consecutive fiscal quarters (the “Cash Collateral Release Date"). This amount is classified as restricted cash on the consolidated balance sheet as of July 1, 2012.
Prior to the Cash Collateral Release Date, revolving credit borrowings under the facility bear interest at a rate per annum, at Carrols Restaurant Group’s option, of:
(i) the Alternate Base Rate plus the applicable margin of 0.75% or
(ii) the LIBOR Rate plus the applicable margin of 1.75%
Following the Cash Collateral Release Date, borrowings under the senior credit facility will bear interest at a rate per annum, at Carrols Restaurant Group’s option, of
(i) the Alternate Base Rate plus the applicable margin of 2.50% to 3.25% based on Carrols Restaurant Group’s Adjusted Leverage Ratio, or
(ii) the LIBOR Rate plus the applicable margin of 3.50% to 4.25% based on Carrols Restaurant Group’s Adjusted Leverage Ratio.
Carrols Restaurant Group’s obligations under the senior credit facility are guaranteed by its material subsidiaries and are secured by first priority liens on substantially all of the assets of Carrols Restaurant Group and its material subsidiaries, including a pledge of all of the capital stock and equity interests of the material subsidiaries.
Under the senior credit facility, Carrols Restaurant Group will be required to make mandatory prepayments of borrowings in the event of dispositions of assets, debt issuances and insurance and condemnation proceeds (all subject to certain exceptions).
The senior credit facility contains certain covenants, including, without limitation, those limiting Carrols Restaurant Group’s and its material subsidiaries' ability to, among other things, incur indebtedness, incur liens, sell or acquire assets or businesses, change the character of its business in all material respects, engage in transactions with related parties, make certain investments, make certain restricted payments or pay dividends. In addition, the senior credit facility requires Carrols Restaurant Group to meet certain financial ratios, including Fixed Charge Coverage Ratio and Adjusted Leverage Ratio (all as defined under the senior credit facility), however the Company is not required to be in compliance with such ratios so long as the senior credit facility is cash collateralized.
The senior credit facility contains customary default provisions, including that the lenders may terminate their obligation to advance and may declare the unpaid balance of borrowings, or any part thereof, immediately due and payable upon the occurrence and during the continuance of customary defaults which include, without limitation, payment default, covenant defaults, bankruptcy type defaults, cross-defaults on other indebtedness, judgments or upon the occurrence of a change of control.
After reserving $4.8 million for letters of credit issued under the facility for workers’ compensation and other insurance policies, $15.2 million was available for borrowing under the revolving credit facility at July 1, 2012.
Prior Carrols LLC Senior Credit Facility. On August 5, 2011 Carrols LLC entered into a senior secured credit facility, which

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars except share and per share amounts)

provided for $65.0 million aggregate term loan borrowings and a revolving credit facility which provided for aggregate borrowings of up to $20.0 million (including $10.0 million available for letters of credit) both maturing on August 5, 2016.
The term loan borrowings under the prior Carrols LLC senior secured credit facility were payable in consecutive quarterly principal payments of $1.625 million. This credit facility was paid off in connection with the issuance of the Notes in 2012.

8. Income Taxes
The provision (benefit) for income taxes for the three and six months ended July 1, 2012 and July 3, 2011 was comprised of the following:

	Three Months Ended July 1, 2012		Six Months Ended July 1, 2012
	2012	2011	2012	2011
Current	$1,115	$(1,506)	$(174)	$(4,223)
Deferred	(3,897)	2,182	(2,099)	2,182
	$(2,782)	$676	$(2,273)	$(2,041)
The benefit for income taxes for the three and six months ended July 1, 2012 was derived using an estimated effective annual income tax rate for all of 2012 of 42.9%, which excludes any discrete tax adjustments. Discrete tax adjustments decreased the benefit for income taxes by $0.3 million in both the three and six months ended July 1, 2012.
The provision (benefit) for income taxes for the three and six months ended July 3, 2011 was derived using an effective annual income tax rate for 2011 of 76.7%, which excludes any discrete tax adjustments. The 2011 effective tax rate is higher than 2012 due to a disproportional level of employment related tax credits in 2011. Discrete tax adjustments decreased the provision for income taxes by $0.1 million in both the three and six months ended July 3, 2011.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of July 1, 2012 and January 1, 2012, the Company had no unrecognized tax benefits and no accrued interest related to uncertain tax positions.
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

9. Other Liabilities, Long-Term
Other liabilities, long-term, at July 1, 2012 and January 1, 2012 consisted of the following:

	July 1, 2012	January 1, 2012
Accrued occupancy costs	$4,829	$14,296
Accrued workers’ compensation and general liability claims	1,411	3,208
Deferred compensation	258	965
Obligation to BKC for right of first refusal	2,853	—
Other	2,409	3,198
	$11,760	$21,667
Accrued occupancy costs include obligations pertaining to closed restaurant locations, contingent rent and accruals to expense operating lease rental payments on a straight-line basis over the lease term.

10. Commitments and Contingencies
Lease Guarantees. As of July 1, 2012, the Company is a guarantor under 38 Fiesta restaurant property leases, with lease terms expiring on various dates through 2030, and is the primary lessee on five Pollo Tropical restaurant property leases, which it subleases to Fiesta. The Company is fully liable for all obligations under the terms of the leases in the event that Fiesta fails to pay any sums due under the lease, subject to indemnification provisions of the Separation and Distribution Agreement.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars except share and per share amounts)

The maximum potential liability for future rental payments the Company could be required to make under these leases at July 1, 2012 was $62.1 million. The obligations under these leases will generally continue to decrease over time as these operating leases expire. No payments have been made to date and none are expected to be required to be made in the future. The Company has not recorded a liability for those guarantees in accordance with ASC 460 - Guarantees as Fiesta has indemnified the Company for all such obligations and the Company did not believe it was probable it would be required to perform under any of the guarantees or direct obligations.
Litigation. The Company is a party to various litigation matters incidental to the conduct of the Company’s business. The Company does not believe that the outcome of any of these other matters will have a material adverse effect on its consolidated financial statements.

11. Transactions with Related Parties
As part of the acquisition, the Company issued to BKC 100 shares of Series A Convertible Preferred Stock which is convertible into 28.9% of the outstanding shares of common stock calculated on the date of the closing of the acquisition on a fully diluted basis, subject to issuance limitations. See Note 12—Preferred Stock for further information. BKC also, as a result of the acquisition, has two representatives on the Company's board of directors.
Each of our Burger King restaurants operates under a separate franchise agreement with BKC. These franchise agreements generally provide for an initial term of twenty years and currently have an initial franchise fee of $50. Any franchise agreement, including renewals, can be extended at our discretion for an additional 20 year term, with BKC's approval, provided that, among other things, the restaurant meets the current Burger King image standard and the Company is not in default under terms of the franchise agreement.
In addition to the initial franchise fee, the Company generally pays BKC a monthly royalty for both new restaurants and for successor franchise agreements at a rate of 4.5% of sales. Royalty expense was $5.1 million and $3.5 million in the three months ended July 1, 2012 and July 3, 2011, respectively, and $8.5 million and $6.8 million in the six months ended July 1, 2012 and July 3, 2011, respectively.
The Company is also generally required to contribute 4% of restaurant sales from our Burger King restaurants to an advertising fund utilized by BKC for its advertising, promotional programs and public relations activities. Advertising expense was $4.6 million and $3.5 million in the three months ended July 1, 2012 and July 3, 2011 and $7.3 million and $6.8 million in the six months ended July 1, 2012 and July 3, 2011, respectively.
As of July 1, 2012, the Company leased 298 of its restaurant locations from BKC, representing 51.8% of the total number of restaurants in operation. For 197 of the acquired restaurants, the terms and conditions of the lease with BKC are identical to those between BKC and the third-party lessor. Aggregate rent under these BKC leases for the three months ended July 1, 2012 and July 3, 2011 was $2.6 million and $0.4 million, respectively, and for the six months ended July 1, 2012 and July 3, 2011 was $3.1 million and $0.9 million, respectively. The Company believes the related party lease terms have not been significantly affected by the fact that the Company and BKC are deemed to be related parties.
As of July 1, 2012, the Company owed BKC $3.6 million associated with its purchase of the right of first refusal related to the acquisition of BKC restaurants and $4.9 million related to the payment of advertising and royalties, which is remitted on a monthly basis.

12. Preferred Stock
In connection with the acquisition of restaurants from BKC discussed in Note 2, the Company issued to BKC 100 shares of Series A Convertible Preferred Stock pursuant to a certificate of designation which is convertible into 28.9% of the outstanding shares of Carrols Restaurant Group Common Stock ("Carrols Common Stock") calculated on the date of the closing of the acquisition on a fully diluted basis after giving effect to its issuance, or an aggregate of 9,414,580 shares of Carrols' Common Stock. The Preferred Stock is subject to certain restrictions limiting its conversion and limiting the issuance of the shares of Carrols Common Stock upon the conversion to not exceed 19.9% of the outstanding shares of Carrols Common Stock as of the date of issuance (the "issuance limitation"). Pursuant to the purchase agreement, the removal of the issuance limitation will be subject to obtaining the approval of Carrols Restaurant Group stockholders.
The Preferred Stock and the shares of Carrols Common Stock to be issued upon conversion are subject to a three-year restriction on transfer or sale by BKC from the date of the issuance and rank senior to Carrols Common Stock with respect to rights on liquidation, winding-up and dissolution of Carrols Restaurant Group. The Preferred Stock is perpetual and will receive any dividends and amounts upon a liquidation event on an as converted basis, without regard to the issuance limitation, does not

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars except share and per share amounts)

pay interest and has no mandatory prepayment features.
BKC also has certain approval rights as set forth in the certificate of designation for the Preferred Stock so long as it owns greater than 10.0% of the outstanding shares of Carrols Common Stock (on an as-converted basis). The Preferred Stock will vote with the Company's common stock on an as converted basis (subject to the issuance limitation) and provides for the right of BKC to elect (a) two members to the Company's board of directors until the date on which the number of shares of common stock into which the outstanding shares of the Preferred Stock held by BKC are then convertible constitutes less than 14.5% of the total number of outstanding shares of common stock and (b) one member to the Company's board of directors until BKC owns Preferred Stock (on an as converted basis to common stock) which equals less than 10.0% of the total number of outstanding shares of common stock.

13. Net Income (Loss) per Share
Basic net income per share is computed on the basis of weighted average outstanding common shares.  Diluted net income per share is computed on the basis of basic weighted average outstanding common shares adjusted for the dilutive effect of stock options, if dilutive. The numerator of the diluted net income per share calculation is increased by the allocation of net income and dividends declared to nonvested shares, if the net impact is dilutive.
 The Company has determined that certain nonvested share awards (also referred to as restricted stock awards) and the Preferred Stock issued by the Company are participating securities because they have non-forfeitable rights to dividends. Accordingly, basic net income per share is calculated under the two-class method calculation. In determining the number of diluted shares outstanding, the Company is required to disclose the more dilutive earnings per share result between the treasury stock method calculation and the two-class method calculation.
The computation of basic and diluted net income per share for the three and six months ended July 1, 2012 and July 3, 2011 were as follows:

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Basic net income (loss) per share:
Net income (loss) from continuing operations	$(918)	$300	$(3,821)	$(532)
Net income from discontinued operations	$668	$5,208	$44	$8,286
Weighted average common shares outstanding	22,742,257	21,663,181	22,413,285	21,652,950
Basic net income (loss) per share from continuing operations	$(0.04)	$0.01	$(0.17)	$(0.02)
Basic net income per share from discontinued operations	$0.03	$0.24	$0.00	$0.38

Diluted net income (loss) per share:
Net income (loss) from continuing operations	$(918)	$300	$(3,821)	$(532)
Net income from discontinued operations	$668	$5,208	$44	$8,286
Shares used in computing basic net income (loss) per share	22,742,257	21,663,181	22,413,285	21,652,950
Dilutive effect of preferred stock, non-vested shares and stock options	—	497,333	—	—
Shares used in computing diluted net income (loss) per share	22,742,257	22,160,514	22,413,285	21,652,950
Diluted net income (loss) per share from continuing operations	$(0.04)	$0.01	$(0.17)	$(0.02)
Diluted net income per share from discontinued operations	$0.03	$0.24	$0.00	$0.38
Shares excluded from diluted net income (loss) per share computation (1)	9,849,490	1,031,344	9,849,490	1,478,196

(1)
These shares subject to preferred stock, stock options and non-vested shares were not included in the computation of diluted net income (loss) per share because they would have been antidilutive for the periods presented.

14. Recent Accounting Developments
In September 2011, the Financial Accounting Standards Board (“FASB”) issued guidance on testing goodwill for impairment. The guidance provides entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, provided that the entity has not yet performed its 2011 annual impairment

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars except share and per share amounts)

test or issued its financial statements. The Company is evaluating the impact of this guidance on its annual testing for goodwill impairment at December 30, 2012.

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
We use a 52-53 week fiscal year ending on the Sunday closest to December 31. The fiscal years ended January 1, 2012 and January 2, 2011 each contained 52 weeks and the three and six months ended July 1, 2012 and July 3, 2011 each contained thirteen and twenty-six weeks, respectively.
Introduction
We are a holding company and conduct all of our operations through our direct and indirect subsidiaries and have no assets other than the shares of capital stock of Carrols, our direct wholly-owned subsidiary. The following MD&A is written to help the reader understand our company. The MD&A is provided as a supplement to, and should be read in conjunction with our Consolidated Financial Statements and the accompanying financial statement notes appearing elsewhere in this report and our Annual Report on Form 10-K for the year ended January 1, 2012, as amended. The overview provides our perspective on the individual sections of MD&A, which include the following:
Company Overview—a general description of our business and our key financial measures.
Recent and Future Events Affecting Our Results of Operations—a description of recent events that affect, and future events that may affect, our results of operations.
Operating Results from Continuing Operations—an analysis of our results of continuing operations for the three and six months ended July 1, 2012 compared to the three and six months ended July 3, 2011, respectively, including a review of material items and known trends and uncertainties.
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
Company Overview
We are one of the largest restaurant companies in the United States and have been operating restaurants for more than 50 years. We are the largest Burger King franchisee in the world and have operated Burger King restaurants since 1976. As of July 1, 2012, we operated 574 Burger King restaurants in 13 states. On May 30, 2012, we acquired 278 of Burger King Corporation, which we refer to as "BKC", company-owned Burger King® restaurants which we refer to as the "acquired restaurants". Our restaurants operated prior to the acquisition are referred to as our "legacy restaurants". Our former indirect wholly-owned subsidiary, Fiesta Restaurant Group, Inc., which we refer to as "Fiesta”, was spun off by us to our stockholders on May 7, 2012, which we refer to as the "spin-off". The discussion in our MD & A is focused on our continuing Burger King restaurant operations.
The following is an overview of the key financial measures discussed in our results of operations:

•
Restaurant sales consist of food and beverage sales, net of discounts, at our restaurants. Restaurant sales are influenced by changes in comparable restaurant sales, menu price increases, new restaurant openings and closures of restaurants. Restaurants are included in comparable restaurant sales after they have been open for 12 months. For comparative purposes, the calculation of the changes in comparable restaurant sales is based on a 52-week year.

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

•
Other restaurant operating expenses include all other restaurant-level operating costs, the major components of which are royalty expenses paid to BKC, utilities, repairs and maintenance, real estate taxes and credit card fees.

•	Advertising expense includes all promotional expenses including advertising payments based on a percentage of sales as required under our franchise agreements.

•
General and administrative expenses are comprised primarily of (1) salaries and expenses associated with corporate and administrative functions that support the development and operations of our restaurants, (2) legal, auditing and other professional fees and (3) stock-based compensation expense. Historical general and administrative expenses are shown net of allocations to Fiesta for periods prior to the spin-off. Amounts charged under a transition services agreement with Fiesta subsequent to the spin-off are recorded as an offset to general and administrative expenses and were $1.0 million in the second quarter of 2012.

•
EBITDA and Adjusted EBITDA. EBITDA and Adjusted EBITDA are non-GAAP financial measures. EBITDA represents net income (loss) from continuing operations, before provision (benefit) for income taxes, interest expense and depreciation and amortization. Adjusted EBITDA represents EBITDA as adjusted to exclude impairment and other lease charges, acquisition related expenses, stock compensation expense and loss on extinguishment of debt. We exclude these items from EBITDA when evaluating our operating performance and believe that Adjusted EBITDA provides a more meaningful comparison than EBITDA of our core business operating results, as well as with those of other similar companies that may have different capital structures. Management believes that EBITDA and Adjusted EBITDA, when viewed with our results of operations calculated in accordance with GAAP and our reconciliation of Adjusted EBITDA to net income (loss) from continuing operations, provide useful information about our operating performance and period-over-period growth, and provide additional information that is useful for evaluating the operating performance of our core business without regard to potential distortions. Additionally, management believes that EBITDA and Adjusted EBITDA permit investors to gain an understanding of the factors and trends affecting our ongoing cash earnings, from which capital investments are made and debt is serviced. However, EBITDA and Adjusted EBITDA are not measures of financial performance or liquidity under GAAP and, accordingly, should not be considered as alternatives to net income (loss) from continuing operations or cash flow from operating activities as indicators of operating performance or liquidity. Also, these measures may not be comparable to similarly titled captions of other companies. For a reconciliation between net income (loss) from continuing operations and EBITDA and Adjusted EBITDA see page 24.

EBITDA and Adjusted EBITDA, have important limitations as analytical tools.  These limitations include the following:

•	EBITDA and Adjusted EBITDA do not reflect our capital expenditures, future requirements for capital expenditures or contractual commitments to purchase capital equipment;

•	EBITDA and Adjusted EBITDA do not reflect the interest expense or the cash requirements necessary to service principal or interest payments on our debt;

•
Although depreciation and amortization are non-cash charges, the assets that we currently depreciate and amortize will likely have to be replaced in the future, and EBITDA and Adjusted EBITDA do not reflect the cash required to fund such replacements; and

•
EBITDA and Adjusted EBITDA do not reflect the effect of earnings or charges resulting from matters that our management does not consider to be indicative of our ongoing operations.  However, some of these charges (such as impairment expense) have recurred and may reoccur.

•
Depreciation and amortization primarily includes the depreciation of fixed assets, including equipment, owned buildings and leasehold improvements utilized in our restaurants and the amortization of franchise rights and franchise fees.

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

•
Interest expense consists primarily of interest expense associated with our 11.25% Senior Secured Second Lien Notes due 2018 (the "Notes"), borrowings under our prior Carrols LLC senior secured credit facility and the amortization of deferred financing costs.

Recent and Future Events Affecting our Results of Operations
Acquisition of Burger King Restaurants

On May 30, 2012, we completed the acquisition of 278 of BKC company-owned Burger King restaurants, which we refer to as the "acquisition", for a purchase price consisting of (i) a 28.9% equity ownership interest (subject to the issuance limitation described below), (ii) $3.8 million for cash on hand and inventory at the acquired restaurants and (iii) $9.4 million of franchise fees and $3.8 million for BKC’s assignment of its right of first refusal on franchisee restaurant transfers in 20 states ("ROFR") pursuant to an Operating Agreement, which we refer to as the "operating agreement", dated as of May 30, 2012 with BKC. The amount for the ROFR is payable in quarterly payments over five years and the first quarterly payment of $0.2 million was made at closing. We also entered into new franchise agreements pursuant to the purchase and operating agreements and entered into leases with BKC for all of the acquired restaurants, including leases for 81 restaurants owned in fee by BKC and subleases for 197 restaurants under terms substantially the same as BKC’s underlying leases for those properties. Pursuant to the operating agreement, we also agreed to remodel 455 Burger King restaurants to BKC’s 20/20 restaurant image, including 57 restaurants in 2012, 154 restaurants in 2013, 154 restaurants in 2014 and 90 restaurants in 2015. The Series A Convertible Preferred Stock, which we refer to as the "Series A Preferred Stock", issued to BKC is subject to restrictions limiting the conversion of the Series A Preferred Stock to an amount of shares not to exceed 19.9% of the outstanding shares of our common stock as of the date of issuance (the “issuance limitation”). Pursuant to the purchase agreement, the removal of the issuance limitation is subject to obtaining the approval of our stockholders at our 2012 annual meeting or at subsequent meetings, if necessary, until stockholder approval is obtained.

The results of operations of the acquired restaurants have been included in our operating results from May 31, 2012, the day following the closing of the acquisition.
Refinancing of Outstanding Indebtedness
On May 30, 2012, we issued $150.0 million of 11.25% Senior Secured Second Lien Notes due 2018 and entered into a new senior credit facility that provides for up to $20.0 million of revolving credit borrowings (which was undrawn at closing). The net proceeds from the issuance of the Notes were used to (i) repay all outstanding borrowings under the Carrols LLC senior credit facility of $64.8 million (ii) pay $12.0 million related to the acquisition of the acquired restaurants from BKC and (iii) fees and expenses related to the offering of the Notes. The remainder of the net proceeds will be used together with anticipated operating cash flow to fund the restaurant remodeling obligations committed to in connection with the acquisition, and to fund future payments to BKC for the ROFR. Interest expense associated with this indebtedness, including the amortization of deferred financing costs, will be approximately $8.9 million in the second half of 2012.
Spin-off of Fiesta Restaurant Group, Inc.
On April 16, 2012, our board of directors approved the spin-off of Fiesta, which through its subsidiaries, owns and operates the Pollo Tropical and Taco Cabana restaurant brands. In connection with the spin-off, on April 24, 2012, we and Carrols entered into several agreements that govern our post spin-off relationship with Fiesta, including a Separation and Distribution Agreement, Tax Matters Agreement, Employee Matters Agreement and Transition Services Agreement. Amounts earned by us under the Transition Services Agreement were $1.0 million in the second quarter of 2012 and are expected to be approximately $4.4 million for all of 2012.

Fiesta filed with the Securities and Exchange Commission (the “SEC”) a Form 10 registration statement, File No. 001-35373, as amended, which included as an exhibit an information statement which describes the spin-off. The Form 10 registration statement, which registered the common stock of Fiesta under the Securities Exchange Act of 1934, as amended, was declared effective by the SEC on April 25, 2012.
On May 7, 2012, we completed the spin-off of Fiesta in the form of a pro rata dividend of all of the issued and outstanding common stock of Fiesta to Carrols Restaurant Group’s stockholders whereby each stockholder of Carrols Restaurant Group’s common stock of record on April 26, 2012 received one share of Fiesta common stock for every one share of Carrols Restaurant Group common stock held. As a result of the spin-off, Fiesta is now an independent company whose common stock is traded on

The NASDAQ Global Select Market under the symbol “FRGI.” Carrols Restaurant Group’s common stock continues to trade on The NASDAQ Global Market under the symbol “TAST.”
The historical operating results of Fiesta prior to the spin-off are included in our operating results as income or loss from discontinued operations for all periods presented.

Operating Results from Continuing Operations
Three Months Ended July 1, 2012 Compared to Three Months Ended July 3, 2011
The following table sets forth, for the three months ended July 1, 2012 and July 3, 2011, selected operating results from continuing operations as a percentage of restaurant sales for all of our restaurants, our legacy restaurants and the acquired restaurants:

	2012	2011
Costs and expenses (all restaurants):
Cost of sales	31.8%	29.9%
Restaurant wages and related expenses	30.7%	31.0%
Restaurant rent expense	6.5%	6.4%
Other restaurant operating expenses	14.9%	15.0%
Advertising expense	3.8%	4.2%
General and administrative	6.6%	5.5%

	2012	2011
Costs and expenses (legacy restaurants):
Cost of sales	31.1%	29.9%
Restaurant wages and related expenses	30.2%	31.0%
Restaurant rent expense	6.1%	6.4%
Other restaurant operating expenses	14.5%	15.0%
Advertising expense	3.7%	4.2%

	2012
Costs and expenses (acquired restaurants):
Cost of sales	34.4%
Restaurant wages and related expenses	32.4%
Restaurant rent expense	8.0%
Other restaurant operating expenses	16.5%
Advertising expense	3.9%
Since the beginning of the second quarter of 2011 through the end of the second quarter of 2012, we have opened one restaurant and closed nine restaurants. On May 30, 2012 we acquired 278 restaurants from BKC.
Restaurant Sales. Total restaurant sales in the second quarter of 2012 increased 37.8%, to $122.1 million from $88.6 million in the second quarter of 2011. Restaurant sales in the second quarter of 2012 for the acquired restaurants were $27.5 million. Comparable restaurant sales for our legacy restaurants increased 8.8% resulting from an increase in customer traffic of 4.9% and a 3.9% increase in average check, which resulted from a shift in sales mix and the effect of menu price increases of 2.3% compared to the prior year. This was partially offset by the closure of nine restaurants since the beginning of the second quarter of 2011.
Operating Costs and Expenses (percentages stated as a percentage of total restaurant sales): Cost of sales increased to 31.8% in the second quarter of 2012 from 29.9% in the second quarter of 2011 due primarily to higher commodity prices (1.3%), including higher beef and pork prices (0.8%), and higher promotional sales discounts (0.5%) offset in part by a favorable sales mix and the effect of menu price increases taken in the last twelve months of approximately 2.3%.
Restaurant wages and related expenses decreased to 30.7% in the second quarter of 2012 from 31.0% in the second quarter of 2011 due to lower medical claim costs and lower restaurant level bonus accruals.

Other restaurant operating expenses decreased to 14.9% in the second quarter of 2012 from 15.0% in the second quarter of 2011 due primarily to lower utility costs (0.2%) and the effect of higher sales volumes for our legacy restaurants on fixed operating costs, partially offset by higher credit card fees (0.2%).
Advertising expense decreased to 3.8% in the second quarter of 2012 from 4.2% in the second quarter of 2011 due primarily to advertising credits received from BKC that were associated with 2012 menu enhancement initiatives. These advertising credits total $5,400 annually per restaurant for 2012 through 2015. In 2012, $2,700 per restaurant was received in the first quarter with $900 per quarter to be received in each of the remaining quarters. For 2013 through 2015 these credits will be received ratably over each year.
Restaurant rent expense increased to 6.5% in the second quarter of 2012 from 6.4% in the second quarter of 2011 due primarily to higher rent, as a percentage of restaurant sales, associated with the acquired restaurants which was 8.0% from May 31, 2012 to the end of second quarter. Rent expense, as a percentage of restaurant sales, for our legacy restaurants decreased to 6.1% from 6.4% due to the effect of higher sales volumes on fixed rental costs.
General and Administrative Expenses. General and administrative expenses increased $3.2 million in the second quarter of 2012 to $8.1 million and, as a percentage of total restaurant sales, increased to 6.6% compared to 5.5% in the second quarter of 2011. This increase was due primarily to higher administrative bonus accruals of $0.7 million, $0.8 million of legal and other costs related to the acquisition of the acquired restaurants, $0.5 million of incremental field and corporate overhead costs associated with the ongoing management and support of the acquired restaurants and $0.6 million of legal fees related to our outstanding litigation with the EEOC.
Adjusted EBITDA. As a result of the factors above Adjusted EBITDA increased 2.9% to $7.9 million in the second quarter of 2012 from $7.7 million in the second quarter of 2011.
Depreciation and Amortization Expense. Depreciation and amortization expense increased to $6.3 million in the second quarter of 2012 from $4.0 million in the second quarter of 2011 due primarily to the addition of the acquired restaurants and from point-of-sale systems installed at our legacy restaurants in 2012 and the second half of 2011.
Impairment and Other Lease Charges. Impairment and other lease charges were $0.1 million in both the second quarter of 2012 and 2011.
Interest Expense. Interest expense increased to $2.6 million in the second quarter of 2012 from $2.3 million in the second quarter of 2011 and included $0.3 million related to the settlement of an interest rate swap agreement in conjunction with the our refinancing discussed above. The weighted average interest rate on our long-term debt, excluding lease financing obligations, increased to 8.2% in the second quarter of 2012 due to the issuance of the Notes.
Provision (Benefit) for Income Taxes. The benefit for income taxes for the second quarter of 2012 was derived using an estimated effective annual income tax rate for 2012 of 42.9%, which excluded discrete tax adjustments which reduced the benefit for income taxes $0.3 million in the second quarter of 2012. The provision for income taxes for the second quarter of 2011 was derived using an estimated effective annual income tax rate for 2011 of 76.6%, which excluded discrete tax adjustments which reduced the provision for income taxes $0.1 million in the second quarter of 2011.
Net Income (Loss) from Continuing Operations. As a result of the above, net loss from continuing operations for the second quarter of 2012 was $0.9 million, or $0.04 per diluted share, compared to net income from continuing operations in the second quarter of 2011 of $0.3 million, or $0.01 per diluted share. The second quarter of 2012 included a charge of $1.5 million related to the early extinguishment of debt and $0.8 million in costs and related expenses pertaining to our acquisition of the acquired restaurants from BKC which, in the aggregate, reduced net earnings from continuing operations by $0.06 per diluted share. The second quarter of 2011 included insurance gains of $0.3 million which increased net earnings from continuing operations by $0.01 per diluted share.
Six Months Ended July 1, 2012 Compared to Six Months Ended July 3, 2011
The following table sets forth, for the six months ended July 1, 2012 and July 3, 2011, selected operating results as a percentage of total restaurant sales:

	2012	2011
Costs and expenses:
Cost of sales	31.3%	29.6%
Restaurant wages and related expenses	31.5%	32.0%
Restaurant rent expense	6.6%	6.7%
Other restaurant operating expenses	15.4%	15.6%
Advertising expense	3.5%	4.2%
General and administrative	6.9%	5.9%
In addition to the 278 acquired restaurants, since the beginning of 2011 through the second quarter of 2012 we opened two restaurants, one of which was relocated within its market area, and closed, excluding the relocated restaurant, ten restaurants.
Restaurant Sales. Restaurant sales in the first six months of 2012 increased 21.9% to $207.6 million from $170.2 million in the first six months of 2011 due to the addition of the acquired restaurants and an increase in comparable restaurant sales for our legacy restaurants of 7.4%, from both increases in customer traffic and average check in each quarter, partially offset by net closures of nine restaurants since the beginning of 2011. In the first six months of 2012 the effect of menu price increases compared to the prior year was 2.7%.
Operating Costs and Expenses (percentages stated as a percentage of total restaurant sales). Cost of sales increased to 31.3% in the first six months of 2012 from 29.6% in the first six months of 2011 due to higher commodity prices (1.4%), including higher beef and pork prices (1.0%), higher sales discounts (0.7%) and lower vendor rebates (0.2%) partially offset by a favorable sales mix compared to the first six months of 2011 from the discontinuation of the Buck Double and the effect of menu price increases taken in the last twelve months.
Restaurant wages and related expenses decreased to 31.5% in the first six months of 2012 from 32.0% in the first six months of 2011 due to the effect of higher sales volumes on fixed labor costs and lower restaurant level bonus accruals.
Other restaurant operating expenses decreased to 15.4% in the first six months of 2012 from 15.6% in the first six months of 2011 due primarily to lower utility costs (0.3%) and the effect of higher sales volumes on fixed operating costs partially offset by higher credit card fees (0.2%).
Advertising expense decreased to 3.5% in the first six months of 2012 from 4.2% in the first six months of 2011 due to the advertising credits received from BKC that were associated with 2012 menu enhancement initiatives. These credits were higher in the first quarter of 2012 than the remaining three quarters in the year. For all of 2012 we anticipate advertising expense to range between 4.1% and 4.3% of restaurant sales due to our commitment to BKC, as part of the purchase agreement, to begin spending 0.75% of restaurant sales for additional local advertising in markets that approve such additional spending in the second half of 2012.
Restaurant rent expense, as a percentage of total restaurant sales, decreased to 6.6% in the first six months of 2012 from 6.7% in the first six months of 2011 due primarily to the effect of higher sales volumes on fixed rental costs.
General and Administrative Expenses. General and administrative expenses increased $4.3 million in the first six months of 2012 to $14.3 million and, as a percentage of total restaurant sales, increased to 6.9% from 5.9%, due primarily to higher administrative bonus accruals of $1.0 million, $1.2 million of legal and other costs related to the acquisition of the acquired restaurants, $0.5 million of incremental field and corporate overhead costs associated with the acquired restaurants and $0.6 million of legal fees related to our outstanding litigation with the EEOC.
Adjusted EBITDA. As a result of the factors above Adjusted EBITDA increased 2.3% to $11.7 million in the first six months of 2012 from $11.4 million in the first six months of 2011.
Depreciation and Amortization. Depreciation and amortization expense increased to $11.0 million in the first six months of 2012 from $7.8 million in the first six months of 2011 due primarily to the addition of the acquired restaurants and from point-of-sale systems installed at our legacy restaurants in 2012 and the second half of 2011.
Impairment and Other Lease Charges. Impairment and other lease charges were $0.1 million in the first six months of 2012 compared to $1.0 million in the first six months of 2011.
Interest Expense. Total interest expense decreased $1.1 million to $3.6 million in the first six months of 2012 due to a reduction in our total outstanding indebtedness compared to 2011. The weighted average interest rate on our long-term debt, excluding lease financing obligations, for the first six months of 2012 was 6.5% compared to 6.3% in the first six months of 2011.
Benefit for Income Taxes. The benefit for income taxes for the first six months of 2012 was derived using an estimated effective annual income tax rate for 2012 of 42.9%, which excluded discrete tax adjustments which reduced the benefit for income taxes $0.3 million in the first six months of 2012. The benefit for income taxes for the second quarter of 2011 was derived using an estimated effective annual income tax rate for 2011 of 76.6%, which excluded discrete tax adjustments which reduced the provision for income taxes $0.1 million in the first six months of 2011.
Net Income (loss) from Continuing Operations. As a result of the foregoing, net loss from continuing operations was $3.8 million in the first six months of 2012 compared to a net loss from continuing operations of $0.5 million in the first six months of 2011.
A reconciliation of EBITDA and Adjusted EBITDA to net income (loss) from continuing operations is as follows:

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Net income (loss) from continuing operations	$(918)	$300	$(3,821)	$(532)
Provision (benefit) for income taxes	(2,782)	676	(2,273)	(2,041)
Interest expense	2,640	2,328	3,555	4,689
Depreciation and amortization	6,346	3,959	11,039	7,788
EBITDA	5,286	7,263	8,500	9,904
Impairment and other lease charges	101	155	127	971
Acquisition expenses	836	—	1,247	—
Stock-based compensation expense	177	266	279	522
Loss on extinguishment of debt	1,509	—	1,509	—
Adjusted EBITDA	$7,909	$7,684	$11,662	$11,397

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
On May 30, 2012, Carrols Restaurant Group issued $150.0 million of Notes pursuant to an indenture dated as of May 30, 2012 governing such Notes. Proceeds from the issuance of the Notes were used to repay $64.8 million of borrowings under the prior Carrols LLC senior credit facility, to pay $12.0 million related to the acquisition of the acquired restaurants, to pay $4.5 million for fees and expenses related to the offering of the Notes paid at closing and to fund a $20.0 million cash collateral account required under our new senior credit facility discussed below. The remainder of the proceeds of $48.7 million will be used together with anticipated operating cash flow and the cash collateral account, when it becomes unrestricted, to fund the restaurant remodeling obligations committed to in connection with the acquisition and to fund future payments to BKC for the ROFR acquired in the acquisition.
On May 30, 2012, we also entered into a new senior credit facility, which provides for aggregate revolving credit borrowings of up to $20.0 million (including $15.0 million available for letters of credit) maturing on May 30, 2017. The senior credit facility also provides for incremental borrowing increases of up to $25.0 million, in the aggregate.
Interest payments under our debt obligations, capital expenditures, including our commitment to BKC to remodel 455 of our restaurants over the next three years, and payments related to our lease obligations represent significant liquidity requirements for us. We believe net proceeds from the issuance of the Notes, cash generated from our operations, availability of revolving credit borrowings under our senior credit facility and proceeds from any sale-leaseback transactions that we may choose to do will provide sufficient cash availability to cover our anticipated working capital needs, capital expenditures and debt service requirements for the next twelve months.

Operating Activities. Net cash provided from operating activities for the first six months of 2012 increased $2.2 million to $18.3 million, compared to the first six months of 2011, due primarily to a decrease in the components of net working capital of $5.9 million partially offset by a reduction of income from continuing operations of $3.3 million.
Investing Activities. Net cash used for investing activities in the first six months of 2012 and 2011 were $47.3 million and $8.1 million, respectively. Capital expenditures are a large component of our investing activities and include: (1) new restaurant development, which may include the purchase of real estate; (2) restaurant remodeling, which includes the renovation or rebuilding of the interior and exterior of our existing restaurants, including expenditures associated with Burger King franchise renewals; (3) other restaurant capital expenditures, which include capital maintenance expenditures for the ongoing reinvestment and enhancement of our restaurants including expenditures in 2011 and 2012 to support BKC’s new menu enhancement initiatives; and (4) corporate and restaurant information systems, including expenditures of $8.2 million in the first six months of 2012 for new point-of-sale systems for our legacy restaurants.
The following table sets forth our capital expenditures for the periods presented (in thousands):

Six Months Ended July 1, 2012
New restaurant development	$—
Restaurant remodeling	6,556
Other restaurant capital expenditures (1)	2,015
Corporate and restaurant information systems	8,717
Total capital expenditures	$17,288
Number of new restaurant openings	—
Six Months Ended July 3, 2011
New restaurant development	$1,572
Restaurant remodeling	3,497
Other restaurant capital expenditures (1)	2,169
Corporate and restaurant information systems	1,431
Total capital expenditures	$8,669
Number of new restaurant openings (2)	2
 _____________

1)
Excludes restaurant repair and maintenance expenses included in other restaurant operating expenses in our consolidated financial statements. For the six months ended July 1, 2012 and July 3, 2011, total restaurant repair and maintenance expenses were approximately $4.6 million and $4.2 million, respectively.

2)	Includes a Burger King restaurant which was relocated within the same market area under a new franchise agreement.

In 2012, we anticipate that total capital expenditures will range from $40 million to $45 million, although the actual amount of capital expenditures may differ from these estimates. Capital expenditures in 2012 are expected to include approximately $28 million to $33 million for remodeling more than 80 of our restaurants to the BKC 20/20 image standard, capital maintenance expenditures of approximately $3 million and approximately $9 million of other expenditures, including our expenditures for new point-of-sale systems at our legacy restaurants in the first six months of 2012 .
Investing activities also include $12.1 million of payments related to the cash purchase price of the acquired restaurants and $20.0 million for the cash collateral deposit related to our new senior credit facility. Proceeds from sales of properties were $2.1 million in the first six months of 2012 and $0.6 million in the first six months of 2011. The net proceeds from these sales were used to reduce outstanding borrowings under our prior Carrols LLC senior credit facility.
Financing Activities. Net cash provided by financing activities in the first six months of 2012 was $70.3 million and included proceeds from the sale of the Notes discussed above, net of related fees and expenses, of $144.6 million. Total payments on the prior Carrols LLC senior credit facility, including amounts paid in connection with the issuance of the Notes, totaled $67.4 million in the first six months of 2012. Proceeds from stock option exercises and related income tax benefits, including tax benefits from the conversion of vested stock options to shares of our common stock, in connection with the spin-off, in the first six months of 2012, were $1.1 million. Cash of Fiesta that was deconsolidated as a result of the spin-off included in our 2012 financing activities was $5.5 million.
Net cash used for financing activities in the six months ended July 1, 2011 was $12.6 million, due to principal payments on our term loan under Carrols' prior senior credit facility of $7.0 million and from cash of Fiesta that was deconsolidated as a result of the spin-off of $5.7 million.
Carrols Restaurant Group Senior Secured Second Lien Notes. On May 30, 2012, we issued $150.0 million of the Notes pursuant to an indenture dated as of May 30, 2012 governing such Notes. The Notes mature and are payable on May 15, 2018. Interest is payable semi-annually on May 15 and November 15, beginning November 15, 2012. The Notes are guaranteed by our material subsidiaries and are secured by second-priority liens on substantially all of ours and our material subsidiaries' assets (including a pledge of all of the capital stock and equity interests of its material subsidiaries).
The Notes are redeemable at our option in whole or in part at any time after May 15, 2015 at a price of 105.625% of the principal amount plus accrued and unpaid interest, if any, if redeemed before May 15, 2016, 102.813% of the principal amount plus accrued and unpaid interest, if any, if redeemed after May 15, 2016 but before May 15, 2017 and 100% of the principal amount plus accrued and unpaid interest, if any, if redeemed after May 15, 2017. Prior to May 15, 2015, we may redeem some or all of the Notes at a redemption price of 100% of the principal amount of each note plus accrued and unpaid interest, if any, and a make-whole premium. In addition, the indenture governing the Notes also provides that we may redeem up to 35% of the Notes using the proceeds of certain equity offerings completed before May 15, 2015.

The Notes are jointly and severally guaranteed, unconditionally and in full by our material subsidiaries which are directly or indirectly 100% owned by us. There are no significant restrictions on our ability or any of the guarantor subsidiaries to obtain funds from its respective subsidiaries.

The indenture governing the Notes includes certain covenants, including limitations and restrictions on our and our material subsidiaries who are guarantors under such indenture to, among other things: incur indebtedness or issue preferred stock; incur liens; pay dividends or make distributions in respect of capital stock or make certain other restricted payments or investments; sell assets; agree to payment restrictions affecting certain subsidiaries; enter into transaction with affiliates; or merge, consolidate or sell substantially all of our assets.

The indenture governing the Notes and the security agreement provide that any capital stock and equity interests of any of the Company's material subsidiaries will be excluded from the collateral to the extent that the par value, book value or market value of such capital stock or equity interests exceeds 20% of the aggregate principal amount of the Notes then outstanding.

The indenture governing the Notes contains customary default provisions, including without limitation, a cross default provision pursuant to which it is an event of default under these Notes and the indenture governing the Notes if there is a default under any indebtedness of ours having an outstanding principal amount of $15.0 million or more which results in the acceleration of such indebtedness prior to its stated maturity or is caused by a failure to pay principal when due. We were in compliance as of July 1, 2012 with the restrictive covenants of the indenture governing the Notes.
Carrols Restaurant Group Senior Credit Facility. On May 30, 2012, we entered into a new senior credit facility, which provides for aggregate revolving credit borrowings of up to $20.0 million (including $15.0 million available for letters of credit) maturing on May 30, 2017. The senior credit facility also provides for incremental borrowing increases of up to $25.0 million, in the aggregate.

Under the senior credit facility (all terms not otherwise defined herein are defined in our senior credit facility), we have deposited $20.0 million in an account with the Administrative Agent as collateral for the senior credit facility until the date on which its Adjusted Leverage Ratio is less than 6.00x for two consecutive fiscal quarters (the “Cash Collateral Release Date"). This amount is classified as restricted cash on our consolidated balance sheet as of July 1, 2012.
Prior to the Cash Collateral Release Date, revolving credit borrowings under the facility bear interest at a rate per annum, at our option, of:
(i) the Alternate Base Rate plus the applicable margin of 0.75% or
(ii) the LIBOR Rate plus the applicable margin of 1.75%.
Following the Cash Collateral Release Date, borrowings under the senior credit facility will bear interest at a rate per annum, at our option, of
(i) the Alternate Base Rate plus the applicable margin of 2.50% to 3.25% based on our Adjusted Leverage Ratio, or
(ii) the LIBOR Rate plus the applicable margin of 3.50% to 4.25% based on our Adjusted Leverage Ratio.

Our obligations under the senior credit facility are guaranteed by our material subsidiaries and are secured by first priority liens on substantially all of our assets and our material subsidiaries, including a pledge of all of the capital stock and equity interests of the material subsidiaries.

Under the senior credit facility, we will be required to make mandatory prepayments of borrowings in the event of dispositions of assets, debt issuances and insurance and condemnation proceeds (all subject to certain exceptions). The senior credit facility contains certain covenants, including, without limitation, those limiting our and our material subsidiaries' ability to, among other things, incur indebtedness, incur liens, sell or acquire assets or businesses, change the character of its business in all material respects, engage in transactions with related parties, make certain investments, make certain restricted payments or pay dividends. In addition, the senior credit facility requires us to meet certain financial ratios, including Fixed Charge Coverage Ratio and Adjusted Leverage Ratio, however, we are not required to be in compliance with such ratios so long as the senior credit facility is cash collateralized.

The senior credit facility contains customary default provisions, including that the lenders may terminate their obligation to advance and may declare the unpaid balance of borrowings, or any part thereof, immediately due and payable upon the occurrence and during the continuance of customary defaults which include, without limitation, payment default, covenant defaults, bankruptcy type defaults, cross-defaults on other indebtedness, judgments or upon the occurrence of a change of control.

After reserving $4.8 million for letters of credit issued under the senior credit facility for workers' compensation and other insurance policies, $15.2 million was available for borrowing under the senior credit facility at July 1, 2012.
Prior Carrols LLC Senior Credit Facility. On August 5, 2011 Carrols LLC entered into a senior credit facility, which provided for $65.0 million aggregate term loan borrowings and a revolving credit facility which provided for aggregate borrowings of up to $20.0 million (including $10.0 million available for letters of credit) both maturing on August 5, 2016.
The term loan borrowings under the prior Carrols LLC senior credit facility were payable in consecutive quarterly principal payments of $1.625 million. All outstanding borrowings and accrued interest under the prior Carrols LLC senior credit facility were paid off in connection with the issuance of the Notes in 2012.
Contractual Obligations
The following table summarizes our contractual obligations and commitments as of July 1, 2012 (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Long-term debt obligations, including interest(1)	$242,110	$16,172	$33,750	$33,750	$158,438
Capital lease obligations, including interest(2)	14,290	1,734	3,476	3,476	5,604
Operating lease obligations(3)	459,979	44,472	81,795	71,518	262,194
Lease financing obligations, including interest(4)	2,342	101	205	209	1,827
Total contractual obligations	$718,721	$62,479	$119,226	$108,953	$428,063

(1)	Our long term debt at July 1, 2012 included $150.0 million of Notes. Total interest payments on our Notes of $92.1 million for all years presented are included at the coupon rate of 11.25%.

(2)	Includes total interest of $3.4 million for all years presented.

(3)
Represents the aggregate minimum lease payments under operating leases. Many of our leases also require contingent rent based on a percentage of sales in addition to the minimum base rent and require expenses incidental to the use of the property all of which have been excluded from this table.

(4)	Includes total interest of $1.1 million for all years presented.
We have not included obligations under our postretirement medical benefit plans in the contractual obligations table as our postretirement plan is not required to be funded in advance, but is funded as retiree medical claims are paid. Also excluded from the contractual obligations table are payments we may make for workers' compensation, general liability and employee healthcare claims for which we pay all claims, subject to annual stop-loss limitations both for individual claims and claims in the aggregate. The majority of our recorded liabilities related to self-insured employee health and insurance plans represent estimated reserves for incurred claims that have yet to be filed or settled.
Future restaurant remodeling obligations committed to in connection with the acquisition have also been excluded from the table above.
Long-Term Debt Obligations. Refer to Note 7 of our consolidated financial statements for details of our long-term debt.

Lease Guarantees. As of July 1, 2012, we are a guarantor under 38 Fiesta restaurant property leases, with lease terms expiring on various dates through 2030, and we are the primary lessee on five Pollo Tropical restaurant property leases, which we sublease to Fiesta. We are fully liable for all obligations under the terms of the leases in the event that Fiesta fails to pay any sums due under the lease, subject to indemnification provisions of the Separation and Distribution Agreement.
The maximum potential liability for future rental payments we could be required to make under these leases at July 1, 2012 was $62.1 million. The obligations under these leases will generally continue to decrease over time as these operating leases expire. No payments have been made to date and none are expected to be required to be made in the future. We have not recorded a liability for those guarantees in accordance with ASC 460 - Guarantees as Fiesta has indemnified us for all such obligations and we did not believe it was probable we would be required to perform under any of the guarantees or direct obligations.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements other than our operating leases, which are primarily for our restaurant properties and not recorded on our consolidated balance sheet.
Application of Critical Accounting Policies
Our unaudited interim consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in the “Significant Accounting Policies” footnote in the notes to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended January 1, 2012, as amended. Critical accounting estimates are those that require application of management’s most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. There have been no material changes affecting our critical accounting policies previously disclosed in our Annual Report on Form 10-K for the fiscal year ended January 1, 2012, as amended.
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

Forward Looking Statements
This Quarterly Report on Form 10-Q contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements that are predictive in nature or that depend upon or refer to future events or conditions are forward-looking statements. These statements are often identified by the words “may,” “might,” “will,” “should,” “anticipate,” “believe,” “expect,” “intend,” “estimate,” “hope”, “plan” or similar expressions. In addition, expressions of our strategies, intentions or plans are also forward looking statements. These statements reflect management’s current views with respect to future events and are subject to risks and uncertainties, both known and unknown. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their date. There are important factors that could cause actual results to differ materially from those in forward-looking statements, many of which are beyond our control. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected or implied in the forward-looking statements. We believe important factors that could cause actual results to differ materially from our expectations include the following, in addition to other risks and uncertainties discussed herein and in our Annual Report on Form 10-K for the fiscal year ended January 1, 2012, as amended:

•	The effect of the tax-free spin-off of Fiesta by us;

•	The potential tax liability associated with the spin-off of Fiesta by us;

•	Effectiveness of the Burger King advertising programs and the overall success of the Burger King brand;

•	Increases in food costs and other commodity costs;

•	Competitive conditions;

•	Our ability to integrate any businesses we acquire, including the acquired restaurants;

•	Regulatory factors;

•	Environmental conditions and regulations;

•	General economic conditions, particularly in the retail sector;

•	Weather conditions;

•	Fuel prices;

•	Significant disruptions in service or supply by any of our suppliers or distributors;

•	Changes in consumer perception of dietary health and food safety;

•	Labor and employment benefit costs;

•	The outcome of pending or future legal claims or proceedings;

•	Our ability to manage our growth and successfully implement our business strategy;

•	Risks associated with the expansion of our business;

•	Our borrowing costs and credit ratings, which may be influenced by the credit ratings of our competitors;

•	The availability and terms of necessary or desirable financing or refinancing and other related risks and uncertainties;

•	The risk of an act of terrorism or escalation of any insurrection or armed conflict involving the United States or any other national or international calamity; and

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

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes from the information presented in Item 7A included in the Company’s Annual Report on Form 10-K for the year ended January 1, 2012, as amended, with respect to the Company’s market risk sensitive instruments.
A 1% change in interest rates would have resulted in an increase or decrease in interest expense of approximately $0.1 million and $0.1 million for the three and six months ended July 1, 2012.

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
Evaluation of Disclosure Controls and Procedures. We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 1, 2012.
No change occurred in our internal control over financial reporting during the second quarter of 2012 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1.    Legal Proceedings
None

Item 1A. Risk Factors

You should carefully consider the risks described below, as well as other information and data included in this Quarterly Report on Form 10-Q. Any of the following risks could materially adversely affect our business, consolidated financial condition or results of operations.
Risks Related to Our Business
Intense competition in the restaurant industry could make it more difficult to expand our business and could also have a negative impact on our operating results if customers favor our competitors or we are forced to change our pricing and other marketing strategies.
The restaurant industry is highly competitive. In each of our markets, our restaurants compete with a large number of national and regional restaurant chains, as well as locally owned restaurants, offering low and medium-priced fare. We also compete with convenience stores, delicatessens and prepared food counters in grocery stores, supermarkets, cafeterias and other purveyors of moderately priced and quickly prepared food. Our largest competitors are McDonald's and Wendy's restaurants.
Due to competitive conditions, we, as well as certain of the other major quick-service restaurant chains, have periodically offered select food items and combination meals at discounted prices. These pricing and marketing strategies have had, and in the future may have, a negative impact on our sales and earnings.
Factors applicable to the quick-service restaurant segment may adversely affect our results of operations, which may cause a decrease in earnings and revenues.
The quick-service restaurant segment is highly competitive and can be materially adversely affected by many factors, including:

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

We are highly dependent on the Burger King system and our ability to renew our franchise agreements with BKC. The failure to renew our franchise agreements or Burger King's failure to compete effectively could materially adversely affect our results of operations.
Due to the nature of franchising and our agreements with BKC, our success is, to a large extent, directly related to the success of the Burger King system including its financial condition, advertising programs, new products, overall quality of operations and the successful operation of Burger King restaurants owned by other franchisees. We cannot assure you that Burger King will be able to compete effectively with other quick-service restaurants. As a result, any failure of Burger King to compete effectively would likely have a material adverse effect on our operating results.
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
Our franchise agreements typically have a 20-year term after which BKC's consent is required to receive a successor franchise agreement. Our franchise agreements with BKC that are set to expire over the next three years are as follows: 25 in 2012, 12 in 2013, and 13 in 2014.
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
In addition, our franchise agreements with BKC do not give us exclusive rights to operate Burger King restaurants in any defined territory. Although we believe that BKC generally seeks to ensure that newly granted franchises do not materially adversely affect the operations of existing restaurants, we cannot assure you that franchises granted by BKC to third parties will not adversely affect any restaurants that we operate.
Additionally, as a franchisee, we have no control over the Burger King brand. If BKC does not adequately protect the Burger King brand and other intellectual property, our competitive position and operating results could be harmed.
Our strategy includes pursuing acquisitions of additional Burger King restaurants and we may not find Burger King restaurants that are suitable acquisition candidates or successfully operate or integrate any Burger King restaurants we may acquire.
As part of our strategy, we intend to seek to acquire additional Burger King restaurants. Pursuant to the operating agreement, dated as of May 30, 2012, between BKC and Carrols LLC, our indirect wholly-owned subsidiary, BKC assigned to us its right of first refusal under its franchise agreements with its franchisees to purchase all of the assets of a restaurant or all or substantially all of the voting stock of the franchisee, whether direct or indirect, on the same terms proposed between such franchisee and a third party purchaser in in 20 states as follows: Connecticut (except Hartford county), Delaware, Indiana, Kentucky, Maine, Maryland, Massachusetts (except for Middlesex, Norfolk and Suffolk counties), Michigan, New Hampshire, New Jersey, New York (except for Bronx, Kings, Nassau, New York, Queens, Richmond, Suffolk and Westchester counties), North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina, Vermont, Virginia, Washington DC, and West Virginia, which we refer to as the "DMAs". In addition, pursuant to the operating agreement, BKC will grant us, on a non-exclusive basis, franchise pre-approval to, among other things, acquire restaurants from Burger King franchisees in the DMAs until the date that we operate 1,000 Burger King restaurants. As part of the franchise pre-approval, BKC will grant us pre-approval for acquisitions of restaurants from franchisees in the DMAs where we then have an existing Burger King restaurant, subject to and in accordance with the terms of the operating agreement. Although we believe that opportunities for future acquisitions may be available from time to time, competition for acquisition candidates may exist or increase in the future. Consequently, there may be fewer acquisition opportunities available to us as well as higher acquisition prices. There can be no assurance that we will be able to identify, acquire, manage or successfully integrate additional restaurants without substantial costs, delays or operational or financial problems. In the event we are able to acquire additional restaurants, the integration and operation of any acquired restaurants, including the acquired restaurants may place significant demands on our management, which could adversely affect our ability to manage our existing restaurants. We may be required to obtain additional financing to fund future acquisitions. There can be no assurance that we will be able to obtain additional financing on acceptable terms or at all. Both the new senior credit facility and the indenture governing the Notes contain restrictive covenants that may prevent us from incurring additional debt or acquiring additional Burger King restaurants.
We could be adversely affected by food-borne illnesses, as well as widespread negative publicity regarding food quality, illness, injury or other health concerns.
Negative publicity about food quality, illness, injury or other health concerns (including health implications of obesity) or similar issues stemming from one restaurant or a number of restaurants could materially adversely affect us, regardless of whether they pertain to our own restaurants, other Burger King restaurants, or to restaurants owned or operated by other companies. For example, health concerns about the consumption of beef or chicken or by specific events such as the outbreak of “mad cow” disease, “avian” flu or the recent publicity relating to lean finely textured beef or “pink slime” could lead to changes in consumer preferences, reduce consumption of our products and adversely affect our financial performance. These events could also reduce the available supply of beef or chicken or significantly raise the price of beef or chicken.
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
We may incur significant liability or reputational harm if claims are brought against us or the Burger King brand.
We may be subject to complaints, regulatory proceedings or litigation from guests or other persons alleging food-related illness, injuries suffered in our premises or other food quality, health or operational concerns, including environmental claims. In addition, in recent years a number of restaurant companies have been subject to lawsuits, including class action lawsuits, alleging, among other things, violations of federal and state law regarding workplace and employment matters, discrimination, harassment, wrongful termination and wage, rest break, meal break and overtime compensation issues and, in the case of quick service restaurants, alleging that they have failed to disclose the health risks associated with high fat or high sodium foods and that their marketing practices have encouraged obesity. We may also be subject to litigation or other actions initiated by governmental authorities, our employees, among others, based upon these and other matters. Adverse publicity resulting from such allegations or occurrences or alleged discrimination or other operating issues stemming from one or a number of our locations could adversely affect our business, regardless of whether the allegations are true, or whether we are ultimately held liable. Any cases filed against us could materially adversely affect us if we lose such cases and have to pay substantial damages or if we settle such cases. In addition, any such cases may materially and adversely affect our operations by increasing our litigation costs and diverting our attention and resources to address such actions. In addition, if a claim is successful, our insurance coverage may not cover or be adequate to cover all liabilities or losses and we may not be able to continue to maintain such insurance, or to obtain comparable insurance at a reasonable cost, if at all. If we suffer losses, liabilities or loss of income in excess of our insurance coverage or if our insurance does not cover such loss, liability or loss of income, there could be a material adverse effect on our results of operations.

Changes in consumer taste could negatively impact our business.
We obtain a significant portion of our revenues from the sale of hamburgers and various types of sandwiches. If consumer preferences for these types of foods change, it could have a material adverse effect on our operating results. The quick-service restaurant segment is characterized by the frequent introduction of new products, often supported by substantial promotional campaigns, and are subject to changing consumer preferences, tastes, and eating and purchasing habits. Our success depends on our ability to anticipate and respond to changing consumer preferences, tastes and dining and purchasing habits, as well as other factors affecting the restaurant industry, including new market entrants and demographic changes. We may be forced to make changes to our menu items in order to respond to changes in consumer tastes or dining patterns, and we may lose customers who do not prefer the new menu items. In recent years, numerous companies in the quick-service restaurant segments have introduced products positioned to capitalize on the growing consumer preference for food products that are, or are perceived to be, promoting good health, nutritious, low in calories and low in fat content. If BKC does not continually develop and successfully introduce new menu offerings that appeal to changing consumer preferences or if we do not timely capitalize on new products, our operating results could suffer. In addition, any significant event that adversely affects consumption of our products, such as cost, changing tastes or health concerns, could adversely affect our financial performance.
We will be required to make substantial capital expenditures in connection with the acquisition of the acquired restaurants.
The remodeling of our Burger King restaurants (including the acquired restaurants) pursuant to the agreed upon remodel plan set forth in the operating agreement may be substantially costlier than we currently anticipate. In addition, we may incur substantial capital expenditures as a result of exercising the ROFR. If we are required to make greater than anticipated capital expenditures in connection with either or both of these activities, our business, financial condition and cash flows could be adversely affected.
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
The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of our business and the loss of key personnel. The diversion of management's attention and any delays or difficulties encountered in connection with the acquisition and the integration of the acquired restaurants' operations could have an adverse effect on our business, results of operations and financial condition.
Achieving the anticipated benefits of the acquisition of the acquired restaurants will depend in part upon whether we can integrate the acquired restaurants in an efficient and effective manner. We may not accomplish this integration process smoothly or successfully. If management is unable to successfully integrate the acquired restaurants, the anticipated benefits of the acquisition of the acquired restaurants may not be realized.
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
We are a member of a national purchasing cooperative, Restaurant Services, Inc., or “RSI,” which serves as the purchasing agent for approved distributors to the Burger King system. We are required to purchase all of our foodstuffs, paper goods and packaging materials from BKC-approved suppliers. We currently utilize three distributors for our restaurants, Maines Paper & Food Service, Inc., Reinhart Food Service L.L.C. and MBM Food Service Inc., to supply our restaurants in various geographical areas. As of July 1, 2012, such distributors supplied 64%, 32% and 4%, respectively of our restaurants. Although we believe that we have alternative sources of supply, in the event any distributors or suppliers are unable to service us, this could lead to a disruption of service or supply until a new distributor or supplier is engaged, which could have an adverse effect on our business.
If labor costs increase, we may not be able to make a corresponding increase in our prices and our operating results may be adversely affected.
Wage rates for a substantial number of our employees are at or above the federal and or state minimum wage rates. As federal and/or state minimum wage rates increase, we may need to increase not only the wage rates of our minimum wage employees but also the wages paid to the employees at wage rates which are above the minimum wage, which will increase our costs. To the extent that we are not able to raise our prices to compensate for increases in wage rates, including increases in state unemployment insurance costs or other costs including mandated health insurance, this could have a material adverse effect on our operating results. In addition, even if minimum wage rates do not increase, we may still be required to raise wage rates in order to compete for an adequate supply of labor for our restaurants.

The efficiency and quality of our competitors' advertising and promotional programs and the extent and cost of our advertising could have a material adverse effect on our results of operations and financial condition.
The success of our restaurants depends in part upon the effectiveness of the advertising campaigns and promotions by BKC. If our competitors increase spending on advertising and promotion, or the cost of television or radio advertising increases, or BKC's or our advertising and promotions are less effective than our competitors', there could be a material adverse effect on our results of operations and financial condition.
Our business is regional and we therefore face risks related to reliance on certain markets as well as risks for other unforeseen events.
After giving effect to the acquisition of the acquired restaurants in the second quarter of 2012, at July 1, 2012 35% of our restaurants are located in New York and Ohio and 30% of our restaurants are located in North Carolina and South Carolina. Therefore, the economic conditions, state and local government regulations, weather conditions or other conditions affecting New York, Ohio, North Carolina and South Carolina and other unforeseen events, including war, terrorism and other international conflicts may have a material impact on the success of our restaurants in those locations.
Many of our restaurants are located in regions that may be susceptible to severe weather conditions such as harsh winter weather. As a result, adverse weather conditions in any of these areas could damage these restaurants, result in fewer guest visits to these restaurants and otherwise have a material adverse impact on our business.

Economic downturns may adversely impact consumer spending patterns.
The U.S. economy has recently undergone a significant slowdown and volatility due to uncertainties related to availability of credit, difficulties in the banking and financial services sectors, softness in the housing market, diminished market liquidity, falling consumer confidence and high unemployment rates. Our business is dependent to a significant extent on national, regional and local economic conditions, particularly those that affect our guests that frequently patronize our restaurants. In particular, where our customers' disposable income is reduced (such as by job losses, credit constraints and higher housing, tax, energy, interest or other costs) or where the perceived wealth of customers has decreased (because of circumstances such as lower residential real estate values, increased foreclosure rates, increased tax rates or other economic disruptions), our restaurants have in the past experienced, and may in the future experience, lower sales and customer traffic as customers choose lower-cost alternatives or choose alternatives to dining out. The resulting decrease in our customer traffic or average sales per transaction has had an adverse effect in the past, and could in the future have a material adverse effect, on our business.
We cannot assure you that the current locations of our restaurants will continue to be economically viable or that additional locations will be acquired at reasonable costs.
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
We are subject to extensive laws and regulations relating to the development and operation of restaurants, including regulations relating to the following:

•	zoning;

•	requirements relating to labeling of caloric and other nutritional information on menu boards, advertising and food packaging;

•	the preparation and sale of food;

•	employer/employee relationships, including minimum wage requirements, overtime, working and safety conditions, and citizenship requirements;

•	health care; and

•	federal and state laws that prohibit discrimination and laws regulating design and operation of, and access to, facilities, such as the Americans With Disabilities Act of 1990.
In the event that legislation having a negative impact on our business is adopted, it could have a material adverse impact on us. For example, substantial increases in the minimum wage or state or Federal unemployment taxes could adversely affect our financial condition and results of operations. Local zoning or building codes or regulations can cause substantial delays in our ability to build and open new restaurants. Any failure to obtain and maintain required licenses, permits and approvals could adversely affect our operating results.
We are assessing the various provisions of the comprehensive federal health care reform law enacted in 2010, including its impact on our business as provisions becomes effective. There are no assurances that a combination of cost management and menu price increases can offset all of the potential increased costs associated with these regulations.
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
The leases for our restaurant locations, including those of the acquired restaurants (except for acquired restaurants sub-leased by BKC to us which have an underlying lease term of less than 20 years) generally have initial terms of 20 years, and typically provide for renewal options in five year increments as well as for rent escalations. Generally, our leases are “net” leases, which require us to pay all of the costs of insurance, taxes, maintenance and utilities. We generally cannot cancel these leases. Additional sites that we lease are likely to be subject to similar long-term non-cancelable leases. If an existing or future restaurant is not profitable, and we decide to close it, we may nonetheless be obligated to perform our monetary obligations under the applicable lease including, among other things, paying all amounts due for the balance of the lease term. In addition, as each of our leases expire, we may fail to negotiate renewals, either on commercially acceptable terms or at all, which could cause us to close restaurants in desirable locations.
An increase in food costs could adversely affect our operating results.
Our profitability and operating margins are dependent in part on our ability to anticipate and react to changes in food costs. Changes in the price or availability of certain food products could affect our ability to offer a broad menu and price offering to guests and could materially adversely affect our profitability and reputation. The type, variety, quality and price of produce, beef and poultry and cheese can be subject to change and to factors beyond our control, including weather, governmental regulation, availability and seasonality, each of which may affect our food costs or cause a disruption in our supply. For example, weather patterns in recent years have resulted in lower than normal levels of rainfall in key agricultural states such as California, impacting the price of water and the corresponding prices of food commodities grown in states facing drought conditions. Our food distributors or suppliers also may be affected by higher costs to produce and transport commodities used in our restaurants, higher minimum wage and benefit costs and other expenses that they pass through to their customers, which could result in higher costs for goods and services supplied to us. Although RSI is able to contract for certain food commodities for periods up to one year, the pricing and availability of some commodities used in our operations are not locked in for periods of longer than one week or at all. We do not use financial instruments to hedge our risk to market fluctuations in the price of beef, produce and other food products at this time. We may not be able to anticipate and react to changing food costs (including anticipated increases in food costs in 2012) through menu price adjustments in the future, which could negatively impact our results of operations.
Security breaches of confidential guest information in connection with our electronic processing of credit and debit card transactions may adversely affect our business.
A significant amount of our restaurant sales are by credit or debit cards. Other restaurants and retailers have experienced security breaches in which credit and debit card information of their customers has been stolen. We may in the future become subject to lawsuits or other proceedings for purportedly fraudulent transactions arising out of the actual or alleged theft of our guests' credit or debit card information. Any such claim or proceeding, or any adverse publicity resulting from these allegations, may have a material adverse effect on us and our restaurants.
We are dependent on information technology and any material failure of that technology could impair our ability to efficiently operate our business.
We rely on information systems across our operations, including, for example, point-of-sale processing in our restaurants, management of our supply chain, collection of cash, and payment of obligations and various other processes and procedures. Our ability to efficiently manage our business depends significantly on the reliability and capacity of these systems. The failure of these systems to operate effectively, problems with maintenance, upgrading or transitioning to replacement systems or a breach in security of these systems could cause delays in customer service and reduce efficiency in our operations. These risks may be increased as a result of integration challenges following the acquisition. Significant capital investments might be required to remediate any problems.

Carrols Corporation is currently a guarantor under 37 Pollo Tropical and Taco Cabana restaurant property leases and the primary lessee on five Pollo Tropical restaurant property leases, and any default under such property leases by Fiesta may result in substantial liabilities to us.
Carrols Corporation, which we refer to as "Carrols", our wholly-owned subsidiary, currently is a guarantor under 37 Pollo Tropical and Taco Cabana restaurant property leases. The Separation and Distribution Agreement, which we refer to as the "separation agreement", dated as of April 24, 2012 and entered into in connection with the spin-off among Carrols, Fiesta and us provides that the parties will cooperate and use their commercially reasonable efforts to obtain the release of such guarantees. Unless and until any such guarantees are released, Fiesta agrees to indemnify Carrols for any losses or liabilities or expenses that it may incur arising from or in connection with any such lease guarantees.
Carrols is currently a primary lessee of five Pollo Tropical restaurants which it subleases to a subsidiary of Fiesta. The Separation Agreement provides that the parties will cooperate and use their commercially reasonable efforts to cause Fiesta or a subsidiary of Fiesta to enter into a new master lease or individual leases with the lessor with respect to the Pollo Tropical restaurants where Carrols is currently a lessee. The separation agreement provides that until such new master lease or such individual leases are entered into, (i) Carrols will perform its obligations under the master lease for the five Pollo Tropical restaurants where it is a lessee and (ii) the parties will cooperate and use their commercially reasonable efforts to enter into with the lessor a non-disturbance agreement or similar agreement which shall provide that Fiesta or one of its subsidiaries shall become the lessee under such master lease with respect to such Pollo Tropical restaurants and perform Carrols' obligations under such master lease in the event of a breach or default by Carrols.
Such guarantees may never be released and a new master lease with respect to the five Pollo Tropical properties where Carrols is the primary lessee may never be entered into by Fiesta. Any losses or liabilities that may arise in connection such guarantees or the master lease where Carrols is not able to receive indemnification from Fiesta may result in substantial liabilities to us and could have a material adverse effect on our business.
We, Fiesta and our stockholders may be subject to substantial liabilities if the spin-off is treated as a taxable transaction.
We have received a private letter ruling from the Internal Revenue Service, which we refer to as the "IRS" to the effect that, among other things, the spin-off will qualify as a tax-free distribution for U.S. federal income tax purposes under Section 355 of the Internal Revenue Code of 1986, as amended, which we refer to as the "Code", and as part of a tax-free reorganization under Section 368(a)(1)(D) of the Code, and the transfer to Fiesta of assets and the assumption by Fiesta of liabilities in connection with the spin-off will not result in the recognition of any gain or loss for U.S. federal income tax purposes to us. Our tax advisor provided a tax opinion covering certain matters not covered in the private letter ruling. The tax opinion is not binding on the IRS or the courts.
Although a private letter ruling is generally binding on the IRS, the continuing validity of the ruling will be subject to the accuracy of factual representations and assumptions made in connection with obtaining such private letter ruling, including with respect to post-spin-off operations and conduct of the parties. Also, as part of the IRS's general policy with respect to rulings on spin-off transactions under Section 355 of the Code, the private letter ruling we obtained is based upon representations by us that certain conditions which are necessary to obtain tax-free treatment under the Code have been satisfied, rather than a determination by the IRS that these conditions have been satisfied. Failure to satisfy such necessary conditions, or any inaccuracy in any representations made by us in connection with the ruling, could invalidate the ruling.
If the spin-off does not qualify for tax-free treatment for U.S. federal income tax purposes, then, in general, we would be subject to tax as if we had sold the common stock of Fiesta in a taxable sale for its fair market value, and our stockholders would be subject to tax as if they had received a taxable distribution in an amount equal to the fair market value of Fiesta common stock distributed to them. If the transfer to Fiesta of assets and the assumption by Fiesta of liabilities in connection with the spin-off do not qualify for tax-free treatment, then, in general, we would be subject to tax as if we had sold assets to Fiesta in exchange for the financing proceeds distributed from Fiesta to us and the assumption of liabilities by Fiesta. It is expected that the amount of any such taxes to our stockholders and to us would be substantial.
The Tax Matters Agreement, which we refer to as the "tax matters agreement", dated as of April 24, 2012 and entered into by Fiesta with us in connection with the spin-off (1) governs the allocation of the tax assets and liabilities between Fiesta, and us, (2) provides for certain restrictions and indemnities in connection with the tax treatment of the spin-off and (3) addresses certain other tax related matters including, without limitation, those relating to (a) the obligations of Fiesta and us with respect to the preparation of filing of tax returns for all periods, and (b) the control of any income tax audits and any indemnities with respect thereto. In the tax matters agreement, we agree to indemnify Fiesta for losses and taxes imposed on Fiesta and its affiliates resulting from our breach of our representations or covenants or our undertaking not to take certain post-spin-off actions, including with respect to our stock or assets, that would be inconsistent with or cause to be untrue any material information, covenant, or representation made in connection with the private letter ruling obtained by us from the IRS or otherwise cause the spin-off or the transfer to Fiesta of assets and the assumption by Fiesta of liabilities in connection with the spin-off to be subject to tax. Further, the tax matters agreement provides that we will be responsible for 50% of the losses and taxes of Carrols Restaurant Group and our affiliates and Fiesta and its affiliates resulting from the spin-off or the related transfer of assets and assumption of liabilities that are not attributable to any such action of ours or an equivalent action by Fiesta and its affiliates.
The tax matters agreement also provides that Fiesta will indemnify us for losses and taxes imposed on Carrols Restaurant Group and our affiliates resulting from the spin-off or the related transfer of assets and assumption of liabilities that are attributable to any such action by Fiesta and its affiliates. However, in such a case, we would be directly liable to the IRS for any such resulting taxes and would need to seek indemnification from Fiesta.

We have agreed to certain restrictions in order to comply with U.S. federal income tax requirements for a tax-free spin-off and may not be able to engage in acquisitions with related parties and other strategic transactions that may otherwise be in its best interests.
Current U.S. federal tax law that applies to spin-offs generally creates a presumption that the spin-off would be taxable to us (but not to our stockholders) if we engage in, or enter into an agreement to engage in, a plan or series of related transactions that would result in the acquisition of a 50% or greater interest (by vote or by value) in our stock ownership during the four-year period beginning on the date that begins two years before the spin-off, unless it is established that the transaction is not pursuant to a plan related to the spin-off. United States Treasury Regulations generally provide that whether an acquisition of our stock and a spin-off are part of a plan is determined based on all of the facts and circumstances, including specific factors listed in the regulations. In addition, the regulations provide certain “safe harbors” for acquisitions of our stock that are not considered to be part of a plan related to the spin-off.
There are other restrictions imposed on us under current U.S. federal tax law for spin-offs and with which we will need to comply in order to preserve the favorable tax treatment of the distribution, such as limitations on sales or redemptions of its common stock for cash or other property following the spin-off.
In the tax matters agreement with Fiesta, we accepted that, among other things, we will not take any actions that would result in any tax being imposed on us as a result of the spin-off. Further, for the two-year period following the spin-off, we agreed not to: (1) enter into, approve, agree to enter into, or substantially negotiate any transaction or series of transactions (in whatever form) resulting in a greater than 45% change in ownership of the vote or value of our equity or the equity of the surviving or successor entity, (2) merge, consolidate, liquidate, or partially liquidate Carrols Restaurant Group or any of the entities conducting the business relied upon in the IRS ruling as the “active business” of Carrols Restaurant Group, (3) permit the termination, sale, or transfer of, or a material change in, the business relied upon in the IRS ruling as the “active business” of Carrols Restaurant Group or the sale, issuance, or other disposition of the equity of the entities conducting such business, (4) sell or otherwise dispose of assets in a way that would adversely affect tax-free status, (5) repurchase any of our stock except in circumstances permitted by IRS guidelines, or (6) take any actions inconsistent with the representations or covenants in the IRS ruling request, inconsistent with the ruling or tax opinion, or that would be reasonably likely to otherwise jeopardize tax-free status.
We will, however, be permitted to take certain actions otherwise prohibited by the tax matters agreement if we provide Fiesta with an opinion of tax counsel or private letter ruling from the IRS, reasonably acceptable to Fiesta, to the effect that these actions will not affect the tax-free nature of the spin-off. These restrictions could substantially limit our strategic and operational flexibility, including our ability to finance our operations by issuing equity securities, make acquisitions using equity securities, repurchase our equity securities, raise money by selling assets, or enter into business combination transactions.
The terms of the spin-off of Fiesta may reduce the likelihood of any potential change of control or unsolicited acquisition proposal that you might consider favorable.
The terms of the spin-off of Fiesta could delay or prevent a change of control that you may favor. An acquisition or issuance of our common stock could trigger the application of Section 355(e) of the Code, which would result in the imposition of a substantial federal income tax liability on us. Further, under the tax matters agreement that we and Carrols entered into with Fiesta in connection with the spin-off, we are required to indemnify Fiesta for any resulting tax imposed on it or its affiliates in connection with such an acquisition or issuance. This tax liability and indemnity obligation might discourage, delay or prevent a change of control that you may consider favorable.
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
The trading price of our common stock may fluctuate substantially. The price of our common stock that will prevail in the market may be higher or lower than the price you pay, depending on many factors, some of which are beyond our control. Broad market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance. The fluctuations could cause a loss of all or part of an investment in our common stock. Factors that could cause fluctuation in the trading price of our common stock may include, but are not limited to the following:

•	price and volume fluctuations in the overall stock market from time to time;

•	significant volatility in the market price and trading volume of companies generally or restaurant companies;

•	actual or anticipated variations in the earnings or operating results of our company or our competitors;

•	actual or anticipated changes in financial estimates by us or by any securities analysts who might cover our stock or the stock of other companies in our industry;

•	market conditions or trends in our industry and the economy as a whole;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships or divestitures and our ability to complete any such transaction;

•	announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;

•	capital commitments;

•	changes in accounting principles;

•	additions or departures of key personnel; and

•	sales of our common stock, including sales of large blocks of our common stock or sales by our directors and officers.
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
In the past, following periods of volatility in the market price of a company's securities, class action securities litigation has often been brought against that company. Due to the potential volatility of our stock price, we may therefore be the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management's attention and resources from our business, and could also require us to make substantial payments to satisfy judgments or to settle litigation.
The concentrated ownership of our capital stock by insiders will likely limit your ability to influence corporate matters.
Our executive officers, directors, BKC and Jefferies Capital Partners IV LP, Jefferies Employee Partners IV LLC and JCP Partners IV LLC, which we refer to collectively as the "JCP Group" together beneficially own (without giving effect to the issuance limitation), approximately 32.7% of our outstanding common stock as of August 3, 2012. In addition, due to the issuance of Series A Preferred Stock to BKC in connection with our acquisition of the acquired restaurants, BKC beneficially owns approximately 16.3% of our common stock, subject to the issuance limitation as of August 3, 2012. Also, the JCP Group collectively beneficially owns approximately 17.3% of our outstanding common stock as of August 3, 2012. In addition, our executive officers and directors (excluding directors affiliated with the JCP Group and BKC) together beneficially own approximately 5.9% of our common stock outstanding as of August 3, 2012. As a result, our executive officers, directors, BKC and the JCP Group, if they act as a group, will be able to significantly influence matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions such as mergers and acquisitions. The directors will have the authority to make decisions affecting our capital structure, including the issuance of additional debt and the declaration of dividends. BKC and the JCP Group may also have interests that differ from yours and each may vote in a way with which you disagree and which may be adverse to your interests. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of us that other stockholders may view as beneficial, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately depress the market price of our common stock.
We do not expect to pay any cash dividends for the foreseeable future, and the indenture governing the Notes and the senior credit facility limit Carrols and its subsidiaries' ability to pay dividends to us and consequently our ability to pay dividends to our stockholders.
We do not anticipate that we will pay any cash dividends to holders of our common stock in the foreseeable future. The absence of a dividend on our common stock may increase the volatility of the market price of our common stock or make it more likely that the market price of our common stock will decrease in the event of adverse economic conditions or adverse developments affecting our company. We are a holding company and conduct all of our operations through our direct and indirect subsidiaries. As a result, for us to pay dividends, we would need to rely on dividends or distributions to us from Carrols and indirectly from subsidiaries of Carrols. The indenture governing the Notes and our new senior credit facility limit, and the debt instruments that we and our subsidiaries may enter into in the future may limit the ability of the subsidiaries of Carrols to pay dividends to Carrols and, in turn, Carrols' ability to pay dividends to us and our ability to pay dividends to our stockholders.
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

Risks Related to Our Indebtedness
Our substantial indebtedness could adversely affect our financial condition.
As a result of our substantial indebtedness, a significant portion of our cash flow will be required to pay interest and principal on our outstanding indebtedness, and we may not generate sufficient cash flow from operations, or have future borrowings available under our new senior credit facility, to enable us to repay our indebtedness, including the Notes, or to fund other liquidity needs. As of July 1, 2012, we had approximately $162.1 million of total indebtedness outstanding (consisting of $150.0 million of Notes, $1.2 million of lease financing obligations and $10.9 million of capital leases and other debt) and $15.2 million of availability under our new senior credit facility (after reserving $4.8 million for letters of credit under our new senior credit facility), which would effectively rank senior to the Notes.
Our substantial indebtedness could have important consequences to you. For example, it could:

•	make it more difficult for us to satisfy our obligations with respect to the Notes and our other debt;

•	increase our vulnerability to general adverse economic and industry conditions;

•
require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness and related interest, including indebtedness we may incur in the future, thereby reducing the availability of our cash flow to fund working capital, capital expenditures (including restaurant remodeling obligations under the operating agreement) and other general corporate purposes;

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
We expect to use cash flow from operations to meet our current and future financial obligations, including funding our operations, debt service and capital expenditures. Our ability to make these payments depends on our future performance, which will be affected by financial, business, economic and other factors, many of which we cannot control. Our business may not generate sufficient cash flow from operations in the future, which could result in our being unable to repay indebtedness, or to fund other liquidity needs. If we do not have enough money, we may be forced to reduce or delay our business activities and capital expenditures (including our restaurant remodeling obligations under the operating agreement), sell assets, obtain additional debt or equity capital or restructure or refinance all or a portion of our debt, including our new senior credit facility and the Notes, on or before maturity. We cannot make any assurances that we will be able to accomplish any of these alternatives on terms acceptable to us, or at all. In addition, the terms of existing or future indebtedness, including the agreements for our new senior credit facility, may limit our ability to pursue any of these alternatives.
Despite current indebtedness levels and restrictive covenants, we may still be able to incur more debt or make certain restricted payments, which could further exacerbate the risks described above.
We and our subsidiaries may be able to incur additional debt in the future, including debt that may be secured on a first lien basis or pari passu with the Notes. Although the new senior credit facility and the indenture governing the Notes will contain restrictions on our ability to incur indebtedness, those restrictions are subject to a number of exceptions. In addition, if we are able to designate some of our restricted subsidiaries under the indenture governing the Notes as unrestricted subsidiaries, those unrestricted subsidiaries would be permitted to borrow beyond the limitations specified in the indenture governing the Notes and engage in other activities in which restricted subsidiaries may not engage. We may also consider investments in joint ventures or acquisitions, which may increase our indebtedness. Moreover, although our new senior credit facility and the indenture governing the Notes contains restrictions on our ability to make restricted payments, including the declaration and payment of dividends, we are able to make such restricted payments under certain circumstances. Adding new debt to current debt levels or making restricted payments could intensify the related risks that we and our subsidiaries now face.
We may not have the funds necessary to satisfy all of our obligations under the new senior credit facility, the Notes or other indebtedness in connection with certain change of control events.
Upon the occurrence of specific kinds of change of control events, the indenture governing the Notes requires us to make an offer to repurchase all outstanding Notes at 101% of the principal amount thereof, plus accrued and unpaid interest (and additional interest, if any) to the date of repurchase. However, it is possible that we will not have sufficient funds, or the ability to raise sufficient funds, at the time of the change of control to make the required repurchase of the Notes. In addition, restrictions under our new senior credit facility may not allow us to repurchase the Notes upon a change of control. If we could not refinance such debt or otherwise obtain a waiver from the holders of such debt, we would be prohibited from repurchasing the Notes, which would constitute an event of default under the indenture. Certain important corporate events, such as leveraged recapitalizations that would increase the level of our indebtedness, would not constitute a “Change of Control” under the indenture.
In addition, our new senior credit facility provides that certain change of control events constitute an event of default under such new senior credit facility. Such an event of default entitles the lenders thereunder to, among other things, cause all outstanding debt obligations under the new senior credit facility to become due and payable and to proceed against the collateral securing such new senior credit facility. Any event of default or acceleration of the new senior credit facility will likely also cause a default under the terms of our other indebtedness.
The agreements governing our debt agreements restrict our ability to engage in some business and financial transactions and certain other restrictive terms.
Our debt agreements, such as the indenture governing the Notes and the agreement governing our new senior credit facility, restrict our ability in certain circumstances to, among other things:

•	incur additional debt;

•	pay dividends and make other distributions on, redeem or repurchase, capital stock;

•	make investments or other restricted payments;

•	enter into transactions with affiliates;

•	engage in sale and leaseback transactions;

•	sell all, or substantially all, of our assets;

•	create liens on assets to secure debt; or

•	effect a consolidation or merger.
Additionally, as required under the new senior credit facility, we have cash collateralized the entire $20 million amount committed under the facility and such cash collateralization is required until such time as our lease adjusted leverage ratio (as defined in the new senior credit facility) is less than 6.00x for two consecutive fiscal quarters.
These covenants limit our operational flexibility and could prevent us from taking advantage of business opportunities as they arise, growing our business or competing effectively. In addition, our new senior credit facility requires us to maintain specified financial ratios and satisfy other financial condition tests. Our ability to meet these financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet these tests.

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
Our ability to make payments on the Notes depends on our ability to receive dividends and other distributions from our subsidiaries.
We are a holding company and have no direct operations and depend on dividends and other payments from our subsidiaries to generate the funds necessary to meet our financial obligations, including the payment of principal of and interest on their outstanding debt. Our subsidiaries are legally distinct from us. Payment to us by our subsidiaries will be contingent upon our subsidiaries' earnings and other business considerations. The ability of our subsidiaries to pay dividends, make distributions, provide loans or make other payments to us may be restricted by applicable state and foreign laws, potentially adverse tax consequences and their agreements, including agreements governing their debt. As a result, we may not be able to access their cash flow to service our debt, including the Notes, and we cannot assure you that the amount of cash and cash flow reflected on our financial statements will be fully available to us.

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
_______________
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

CARROLS RESTAURANT GROUP, INC.

Date: August 10, 2012	/s/ DANIEL T. ACCORDINO
(Signature)
Daniel T. Accordino Chief Executive Officer

Date: August 10, 2012	/s/ PAUL R. FLANDERS
(Signature)
Paul R. Flanders Vice President – Chief Financial Officer and Treasurer