Form 10-Q
period 2012-09-30
CARROLS RESTAURANT GROUP, INC.
filed 2012-11-09
CIK 809248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 2, 2012, Carrols Restaurant Group, Inc. had 23,685,080 shares of its common stock, $.01 par value, outstanding.

CARROLS RESTAURANT GROUP, INC.
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2012

PART I—FINANCIAL INFORMATION

ITEM 1—INTERIM CONSOLIDATED FINANCIAL STATEMENTS
CARROLS RESTAURANT GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands of dollars, except share and per share amounts)
(Unaudited)

	September 30, 2012	January 1, 2012
ASSETS
Current assets:
Cash	$57,403	$24,661
Trade and other receivables	5,013	6,673
Inventories	6,765	5,601
Prepaid rent	2,431	4,077
Prepaid expenses and other current assets	4,069	5,522
Refundable income taxes	3,207	2,239
Deferred income taxes	3,080	3,484
Total current assets	81,968	52,257
Restricted cash (Note 7)	20,000	—
Property and equipment, net	122,766	190,310
Franchise rights, net (Note 6)	99,027	67,238
Goodwill (Note 6)	1,450	124,934
Franchise agreements, at cost less accumulated amortization of $7,104 and $6,504, respectively	13,961	5,225
Deferred financing fees	5,576	8,670
Other assets	3,969	9,758
Total assets	$348,717	$458,392
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt (Note 7)	$1,047	$6,553
Accounts payable	14,161	14,759
Accrued interest	5,626	7,178
Accrued payroll, related taxes and benefits	13,105	21,796
Accrued real estate taxes	3,737	4,812
Other liabilities	11,360	8,779
Total current liabilities	49,036	63,877
Long-term debt, net of current portion (Note 7)	159,630	261,966
Lease financing obligations	1,196	10,064
Deferred income—sale-leaseback of real estate	19,073	37,372
Deferred income taxes	5,482	2,234
Accrued postretirement benefits	1,824	2,055
Other liabilities (Note 9)	12,930	21,667
Total liabilities	249,171	399,235
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, par value $.01; authorized 20,000,000 shares, issued and outstanding—100 shares and zero, respectively (Note 12)	—	—
Voting common stock, par value $.01; authorized—100,000,000 shares, issued—23,685,437 and 22,135,663 shares, respectively, and outstanding—22,748,218 and 21,750,237 shares, respectively	227	218
Additional paid-in capital	67,607	6,954
Retained earnings	30,700	51,041
Accumulated other comprehensive income	1,153	1,085
Treasury stock, at cost	(141)	(141)
Total stockholders’ equity	99,546	59,157
Total liabilities and stockholders’ equity	$348,717	$458,392

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND OCTOBER 2, 2011
(In thousands of dollars, except share and per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Revenues:			—
Restaurant sales	$169,471	$90,599	$377,025	$260,816
Costs and expenses:
Cost of sales	54,456	26,868	119,455	77,336
Restaurant wages and related expenses	53,494	27,616	118,808	82,003
Restaurant rent expense	12,348	5,749	26,010	17,151
Other restaurant operating expenses	28,820	13,686	60,684	40,162
Advertising expense	7,837	3,802	15,137	10,884
General and administrative (including stock-based compensation expense of $309, $273, $588, and $795, respectively)	9,331	4,778	23,610	14,753
Depreciation and amortization	8,176	3,924	19,215	11,712
Impairment and other lease charges (Note 5)	125	57	252	1,028
Other income	(236)	(2)	(236)	(450)
Total operating expenses	174,351	86,478	382,935	254,579
Income (loss) from operations	(4,880)	4,121	(5,910)	6,237
Interest expense	4,475	1,696	8,030	6,385
Loss on extinguishment of debt	—	1,233	1,509	1,233
Income (loss) from continuing operations before income taxes	(9,355)	1,192	(15,449)	(1,381)
Provision (benefit) for income taxes (Note 8)	(2,663)	835	(4,936)	(1,206)
Net income (loss) from continuing operations	(6,692)	357	(10,513)	(175)
Income (loss) from discontinued operations, net of income taxes (Note 3)	(2)	3,048	42	11,334
Net income (loss)	$(6,694)	$3,405	$(10,471)	$11,159
Basic net income (loss) per share (Note 13):
Continuing operations	$(0.29)	$0.02	$(0.47)	$(0.01)
Discontinued operations	$0.00	$0.14	$0.00	$0.52
Diluted net income (loss) per share (Note 13):
Continuing operations	$(0.29)	$0.02	$(0.47)	$(0.01)
Discontinued operations	$0.00	$0.14	$0.00	$0.52
Shares used in computing net income (loss) per share:
Basic weighted average common shares outstanding	22,747,041	21,690,753	22,524,537	21,665,551
Diluted weighted average common shares outstanding	22,747,041	22,232,539	22,524,537	21,665,551
Other comprehensive income (loss), net of tax:
Net income (loss)	$(6,694)	$3,405	$(10,471)	$11,159
Change in valuation of interest rate swap, net of tax expense of $42	—	—	68	—
Comprehensive income (loss)	$(6,694)	$3,405	$(10,403)	$11,159

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands of dollars)
(Unaudited)

	Common		Voting	Additional		Other		Total
	Stock	Preferred	Common	Paid-In	Retained	Comprehensive	Treasury	Stockholders'
	Shares	Stock	Stock	Capital	Earnings	Income	Stock	Equity

Balance at January 2, 2011	21,632,402	$—	$216	$3,474	$39,823	$1,535	$(141)	$44,907
Stock-based compensation	—	—	—	2,779	—	—	—	2,779
Exercise of stock options	97,376	—	1	550	—	—	—	551
Vesting of non-vested shares and excess tax benefits	20,459	—	1	151	—	—	—	152
Net income	—	—	—	—	11,218	—	—	11,218
Change in valuation of interest rate swap	—	—	—	—	—	(68)	—	(68)
Change in postretirement benefit obligations	—	—	—	—	—	(382)	—	(382)
Balance at January 1, 2012	21,750,237	$—	218	6,954	51,041	1,085	(141)	59,157

Stock-based compensation	—	$—	—	1,831	—	—	—	1,831
Exercise of stock options	69,824	—	—	295	—	—	—	295
Conversion of stock options	666,090	—	7	(7)	—	—	—	—
Vesting of non-vested shares and excess tax benefits	262,067	—	2	823	—	—	—	825
Issuance of preferred stock (Note 12)	—	—	—	57,711	—	—	—	57,711
Distribution of Fiesta Restaurant Group (Note 3)	—	—	—	—	(9,870)	—	—	(9,870)
Net loss for the nine months ended September 30, 2012	—	—	—	—	(10,471)	—	—	(10,471)
Change in valuation of interest rate swap	—	—	—	—	—	68	—	68

Balance at September 30, 2012	22,748,218	$—	$227	$67,607	$30,700	$1,153	$(141)	$99,546

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2012 AND OCTOBER 2, 2011
(In thousands of dollars)
(Unaudited)

	2012	2011
Cash flows provided from (used for) operating activities from continuing operations:
Net income (loss)	$(10,471)	$11,159
Income from discontinued operations	(42)	(11,334)
Adjustments to reconcile net income (loss) to net cash provided from operating activities of continuing operations:
Loss (gain) on disposals of property and equipment	97	(40)
Stock-based compensation	588	795
Impairment and other lease charges	252	1,028
Depreciation and amortization	19,215	11,712
Amortization of deferred financing costs	526	453
Amortization of deferred gains from sale-leaseback transactions	(1,326)	(1,333)
Accretion of interest on lease financing obligations	3	2
Deferred income taxes	(4,201)	2,297
Loss on extinguishment of debt	1,509	733
Changes in other operating assets and liabilities	17,539	10,242
Net cash provided from operating activities of continuing operations	23,689	25,714
Cash flows used for investing activities of continuing operations:
Capital expenditures:
New restaurant development	—	(1,619)
Restaurant remodeling	(10,618)	(6,193)
Other restaurant capital expenditures	(3,861)	(4,658)
Corporate and restaurant information systems	(9,232)	(2,700)
Total capital expenditures	(23,711)	(15,170)
Properties purchased for sale-leaseback	—	(2,058)
Proceeds from sale-leaseback transactions	1,177	—
Proceeds from sales of other restaurant properties	2,082	572
Acquisition of restaurants from BKC, net of cash acquired	(12,135)	—
Increase in restricted cash balance	(20,000)	—
Net cash used for investing activities of continuing operations	(52,587)	(16,656)
Cash flows provided from financing activities of continuing operations:
Proceeds from issuance of senior secured second lien notes	150,000	—
Proceeds from Fiesta Restaurant Group financing	—	192,307
Cash of Fiesta Restaurant Group deconsolidated as a result of spin-off	(5,490)	—
Term loan borrowings from Carrols LLC credit facility	—	65,000
Borrowings on previous revolving credit facilities	19,200	32,700
Repayments on previous revolving credit facilities	(23,200)	(32,700)
Repayments of term loans under prior credit facilities	(61,750)	(80,214)
Repayments of prior Carrols senior subordinated notes	—	(165,000)
Principal payments on term loans under prior credit facilities	(1,625)	(7,036)
Capital contribution to Fiesta Restaurant Group	(2,500)	—
Principal payments on capital leases	(330)	(2)
Excess tax benefits from stock-based compensation	825	—
Financing costs associated with issuance of debt	(5,931)	(1,821)
Proceeds from stock option exercises	295	271
Net cash provided from financing activities of continuing operations	69,494	3,505
Net increase in cash from continuing operations	40,596	12,563
Net cash provided from operating activities of discontinued operations	3,835	14,598
Net cash used for investing activities of discontinued operations	(15,007)	(9,914)
Net cash provided from financing activities of discontinued operations	3,318	1,841
Net increase (decrease) in cash from discontinued operations	(7,854)	6,525
Net increase in cash	32,742	19,088
Cash, beginning of period	24,661	3,144
Cash, end of period	$57,403	$22,232
Supplemental disclosures:
Interest paid on long-term debt	$1,571	$17,078
Interest paid on lease financing obligations	$75	$76
Accruals for capital expenditures	$571	$1,054
Income taxes paid (refunded ), net	$4	$(440)
Capital lease obligations assumed in acquisition	$10,870	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars except share and per share amounts)

1. Basis of Presentation
Business Description. At September 30, 2012 Carrols Restaurant Group, Inc. ("Carrols Restaurant Group" or the "Company") operated, as franchisee, 572 restaurants under the trade name “Burger King®” in 13 Northeastern, Midwestern and Southeastern states.
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
Spin-Off. On May 7, 2012, the Company completed the spin-off of Fiesta Restaurant Group, Inc. ("Fiesta"), a wholly owned subsidiary of Carrols, through a pro-rata dividend to the stockholders of Carrols Restaurant Group of all of the outstanding shares of Fiesta's common stock (the "Spin-off"). As a result of the Spin-off, the results of operations and cash flows of Fiesta (including the Pollo Tropical and Taco Cabana segments) have been presented as discontinued operations for all periods presented. See Note 3—Discontinued Operations for further information.
Fiscal Year. The Company uses a 52-53 week fiscal year ending on the Sunday closest to January 1. The fiscal year ended January 1, 2012 contained 52 weeks. The three and nine months ended September 30, 2012 and October 2, 2011 each contained thirteen and thirty-nine weeks, respectively.
Basis of Presentation. The accompanying unaudited consolidated financial statements for the three and nine months ended September 30, 2012 and October 2, 2011 have been prepared without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission and do not include certain of the information and the footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of such financial statements have been included. The results of operations for three and nine months ended September 30, 2012 and October 2, 2011 are not necessarily indicative of the results to be expected for the full year.

These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended January 1, 2012 contained in the Company’s Current Report on Form 8-K filed on November 8, 2012 and the Company's 2011 Annual Report on Form 10-K, as amended. The January 1, 2012 balance sheet data is derived from those audited financial statements.
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

•
Carrols Restaurant Group 11.25% Senior Secured Second Lien Notes due 2018. The fair value of outstanding senior secured second lien notes is based on recent trading values, which are considered Level 2, and at September 30, 2012 was approximately $163.1 million.

See Note 5 for a discussion of the fair value measurement of non-financial assets.
Use of Estimates. The preparation of the financial statements in conformity with accounting principles generally accepted

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars except share and per share amounts)

in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates include: accrued occupancy costs, insurance liabilities, evaluation for impairment of goodwill, long-lived assets and franchise rights, lease accounting matters and valuation of deferred income tax assets. Actual results could differ from those estimates.
Segment Information. Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company's chief operating decision maker currently evaluates the Company's operations from a number of different operational perspectives including but not limited to a restaurant-by-restaurant basis. The Company derives all significant revenues from a single reportable operating segment of business. Accordingly, the Company views the operating results of its Burger King restaurants as one segment.
Recent Accounting Developments. In September 2011, the Financial Accounting Standards Board (“FASB”) issued guidance on testing goodwill for impairment. The guidance provides entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, provided that the entity has not yet performed its 2011 annual impairment test or issued its financial statements. The Company is evaluating the impact of this guidance on its annual testing for goodwill impairment at December 30, 2012.
Subsequent Events. The Company conducted an evaluation of subsequent events through the issuance date of the Company’s financial statements.
2. Acquisition
    On May 30, 2012, the Company completed the acquisition of 278 of Burger King Corporation's company-owned restaurants for a purchase price consisting of (i) a 28.9% equity ownership interest in the Company, (ii) $3.8 million for cash on hand and inventory at the acquired restaurants and (iii) $9.4 million of franchise fees and $3.8 million for BKC’s assignment of its right of first refusal on franchisee restaurant transfers in 20 states ("ROFR") pursuant to an operating agreement with BKC entered into at closing. The ROFR is payable in quarterly payments over five years and the first quarterly payment of $0.2 million was made at closing. The Company also entered into new franchise agreements pursuant to the purchase and operating agreements and entered into leases with BKC for all of the acquired restaurants, including leases for 81 restaurants owned in fee by BKC and subleases for 197 restaurants under terms substantially the same as BKC’s underlying leases for those properties. Pursuant to the operating agreement, the Company also agreed to remodel 455 Burger King restaurants to BKC’s 20/20 restaurant image, including 57 restaurants in 2012, 154 restaurants in 2013, 154 restaurants in 2014 and 90 restaurants in 2015.
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
The value for the 100 shares of Series A Convertible Preferred Stock ("Preferred Stock") was based on 9.4 million shares of common stock, the number of common shares the Preferred Stock would be convertible into, at the stock price of $6.13 per share on May 30, 2012, the closing date of the acquisition. See Note 12—Preferred Stock for further information.
Under the purchase method of accounting, the aggregate purchase price is allocated to the net tangible and intangible assets based upon their estimated fair values on the acquisition date. The Company has engaged a third party valuation specialist to assist with the valuation of assets acquired. As the values of certain assets and liabilities are preliminary in nature, the fair values for favorable/unfavorable leases, restaurant equipment, franchise rights and goodwill are subject to adjustment as additional information is obtained. For purposes of a preliminary allocation of the assets acquired and liabilities assumed, the excess of the purchase price over the estimated fair value of net tangible and intangible assets has been assigned to franchise rights. The preliminary fair value determination for restaurant equipment was based on the carrying value of equipment of BKC at the date of the acquisition and for restaurant equipment subject to capital lease the market value of such equipment. The amount paid for franchising fees was used as the fair value determination of such fees as the terms were at market rates. The purchase price allocations will be finalized within twelve months of the closing of the acquisition. When the valuations are finalized, changes to the preliminary valuation of assets acquired or liabilities assumed may result in material adjustments to the fair value of property and equipment, identifiable intangible assets acquired, including franchise rights, and any related goodwill or bargain purchase gain initially recorded.
The preliminary allocation of the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed in the acquisition was as follows (in thousands):

Cash	$417
Inventory	3,336
Restaurant equipment	26,857
Restaurant equipment - subject to capital lease	10,870
Favorable/unfavorable leases	113
Capital lease obligation for equipment	(10,870)
Franchise fees	9,443
Franchise rights	34,546
Net assets acquired	$74,712

The results of operations of the acquired restaurants have been included in our consolidated statements of operations from May 31, 2012, the day following the closing of the acquisition. The acquired restaurants contributed revenues of $75.1 million in the third quarter of 2012 and $102.5 million since the acquisition. It is impracticable to disclose net earnings for the post-acquisition period for these acquired restaurants as net earnings of these restaurants were not tracked on a collective basis due to the integration of administrative functions, including field supervision. During the three and nine months ended September 30, 2012, approximately $0.1 million and $1.3 million, respectively, of pretax transaction-related costs related to the acquisition were recorded in general and administrative expense.

The pro forma impact on the results of operations is included in the below table for periods prior to the date of the closing of the acquisition on May 30, 2012 in which the acquisition was not previously consolidated. The pro forma results of operations are not necessarily indicative of the results that would have occurred had the acquisition been consummated at the beginning of the earliest period presented, nor are they necessarily indicative of any future consolidated operating results. The following table summarizes the Company's unaudited proforma operating results (in thousands):

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars except share and per share amounts)

	Three Months Ended	Nine Months Ended
	October 2, 2011	September 30, 2012	October 2, 2011
Restaurant sales	$167,204	$502,449	$482,700
Net loss from continuing operations	$(2,312)	$(15,629)	$(6,074)
Net loss per share from continuing operations, basic and diluted	$(0.11)	$(0.69)	$(0.28)

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
In connection with the Spin-off, on April 24, 2012, Carrols Restaurant Group and Carrols entered into several agreements with Fiesta that govern the Company’s post Spin-off relationship with Fiesta, including a Separation and Distribution Agreement, Tax Matters Agreement, Employee Matters Agreement and Transition Services Agreement. Amounts earned by Carrols under the Transition Services Agreement were $1.5 million and $2.6 million in the three and nine months ended September 30, 2012, respectively, and are expected to be approximately $4.0 million for all of 2012.
As a result of the Spin-off, the consolidated statements of operations and statements of cash flows related to Fiesta's businesses have been presented as discontinued operations for all periods presented. There are no remaining Fiesta assets and liabilities as of September 30, 2012 included in the consolidated balance sheet, however, Fiesta's assets and liabilities are included in the consolidated balance sheet at January 1, 2012.
The consolidated statements of operations for periods through the completion of the Spin-off included certain general and administrative expenses associated with administrative support to Fiesta for executive management, information systems and certain accounting, legal and other administrative functions, which had previously been allocated to Fiesta. The allocation of certain of these expenses do not qualify for classification within discontinued operations, and therefore are included as general and administrative expenses within continuing operations. In addition, certain expenses directly related to the Spin-off which had previously been allocated to both the Company and Fiesta have been included in discontinued operations in their entirety.

The following table details Fiesta's revenues and income (loss) from operations and expenses associated with the Spin-off which have been reported in discontinued operations:

	Three Months Ended		Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Revenues	$—	$121,157	$175,364	$358,022
Income (loss) from discontinued operations before income taxes	(107)	3,627	(851)	16,894
Net income (loss) from discontinued operations	$(2)	$3,048	$42	$11,334

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
On July 15, 2012, the Company granted in the aggregate 500,900 non-vested shares to certain officers of the Company. In general, these shares vest and become non-forfeitable 25% per year and are being expensed over their four-year vesting period.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars except share and per share amounts)

Stock-based compensation expense for the three and nine months ended September 30, 2012 was $0.3 million and $0.6 million, respectively. As of September 30, 2012, the total unrecognized stock-based compensation expense relating to non-vested shares was approximately $3.9 million, which the Company expects to recognize over a remaining weighted average vesting period for non-vested shares was 2.9 years. The Company expects to record an additional $0.3 million as compensation expense for the remainder of 2012.

Stock Options/Non-vested Shares
A summary of all option activity for the nine months ended September 30, 2012 was as follows:

	2006 Stock Incentive Plan
	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding at January 1, 2012	2,438,327	$9.33	3.2	$8,275
Granted	—	—
Exercised	(69,824)	4.20
Cancelled (1)	(2,348,950)	9.51
Forfeited	(19,553)	6.58
Options outstanding at September 30, 2012	—	$—	—	$—
Vested or expected to vest at September 30, 2012	—	$—	—	$—
Options exercisable at September 30, 2012	—	$—	—	$—
A summary of all non-vested shares activity for the nine months ended September 30, 2012 was as follows:

	Shares	Weighted Average Grant Date Price
Nonvested at January 1, 2012	385,426	$7.54
Granted (1)	835,673	7.98
Vested (2)	(262,067)	7.62
Forfeited	(21,812)	9.32
Nonvested at September 30, 2012	937,220	$7.85

The fair value of the non-vested shares is based on the closing price on the date of grant. The weighted average fair value at the grant date for non-vested shares issued during the three months ended September 30, 2012 was $5.87.
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

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars except share and per share amounts)

The Company recorded impairment charges related to certain underperforming restaurants of $0.1 million during both the three months ended September 30, 2012 and October 2, 2011, and $0.3 million and $1.0 million during the nine months ended September 30, 2012, and October 2, 2011, respectively.

6. Goodwill and Franchise Rights
Goodwill. The Company is required to review goodwill for impairment annually, or more frequently, when events and circumstances indicate that the carrying amount may be impaired. If the determined fair value of goodwill is less than the related carrying amount, an impairment loss is recognized. The Company performs its annual impairment assessment as of the end of its fiscal year and does not believe circumstances have changed since the last assessment date which would make it necessary to reassess their values.
There have been no goodwill impairment losses during the nine months ended September 30, 2012 or the year ended January 1, 2012. The change in goodwill balances is summarized below:

	Balance,	Discontinued	Balance,
	January 1, 2012	Operations	September 30, 2012
Goodwill	$124,934	(123,484)	$1,450
Franchise Rights. Amounts allocated to franchise rights for each acquisition of Burger King restaurants are amortized using the straight-line method over the average remaining term of the acquired franchise agreements plus one twenty-year renewal period.
The Company assesses the potential impairment of franchise rights whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If an indicator of impairment exists, an estimate of the aggregate undiscounted cash flows from the acquired restaurants is compared to the respective carrying value of franchise rights for each acquisition. If an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value. No impairment charges were recorded related to the Company’s franchise rights for the three and nine months ended September 30, 2012 and October 2, 2011.
Amortization expense related to franchise rights was $1,083 and $799 for the three months ended September 30, 2012 and October 2, 2011, respectively, and $2,757 and $2,398 for the nine months ended September 30, 2012 and October 2, 2011, respectively. The Company estimates the amortization expense for the year ending December 30, 2012 to be $3,802 and for each of the five succeeding years to be $4,181. These estimates include amounts based on a preliminary purchase price allocation of the acquisition discussed in Note 2.

7. Long-term Debt
Long-term debt at September 30, 2012 and January 1, 2012 consisted of the following:

	September 30, 2012	January 1, 2012
Collateralized:
Carrols Restaurant Group 11.25% Senior Secured Second Lien Notes	$150,000	$—
Prior Carrols LLC Credit Facility - Revolving credit borrowings	—	4,000
Prior Carrols LLC Credit Facility- Term loan borrowings	—	63,375
Fiesta Restaurant Group 8.875% Senior Secured Second Lien Notes	—	200,000
Capital leases	10,677	1,144
	160,677	268,519
Less: current portion	(1,047)	(6,553)
	$159,630	$261,966
Carrols Restaurant Group Senior Secured Second Lien Notes. On May 30, 2012, Carrols Restaurant Group issued $150.0 million of 11.25% Senior Secured Second Lien Notes due 2018 (the "Notes") pursuant to an indenture dated as of May 30, 2012 governing such notes. Proceeds from the issuance of the Notes were used to repay $64.8 million of borrowings under the Carrols LLC senior credit facility, to pay $12.1 million related to the acquisition of Burger King restaurants from BKC, to pay $4.5 million

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars except share and per share amounts)

for fees and expenses related to the offering of the Notes paid at closing and to fund a $20.0 million cash collateral account required under the Company's new senior credit facility discussed below. The remainder of the proceeds of $48.6 million will be used together with anticipated operating cash flow and the cash collateral account, as it becomes unrestricted, to fund the restaurant remodeling obligations committed to in connection with the acquisition, and to fund future payments to BKC for the ROFR acquired in the acquisition.
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
The indenture governing the Notes contains customary default provisions, including without limitation, a cross default provision pursuant to which it is an event of default under these notes and the indenture if there is a default under any indebtedness of Carrols Restaurant Group having an outstanding principal amount of $15.0 million or more which results in the acceleration of such indebtedness prior to its stated maturity or is caused by a failure to pay principal when due. Carrols Restaurant Group was in compliance as of September 30, 2012 with the restrictive covenants of the indenture governing the Notes.
Carrols Restaurant Group Senior Credit Facility. On May 30, 2012, Carrols Restaurant Group entered into a senior credit facility, which provides for aggregate revolving credit borrowings of up to $20.0 million (including $15.0 million available for letters of credit) maturing on May 30, 2017. The senior credit facility also provides for incremental borrowing increases of up to $25.0 million, in the aggregate. At September 30, 2012, there were no outstanding borrowings under the senior credit facility.
Under the senior credit facility (all terms not otherwise defined herein are defined in Carrols Restaurant Group's senior credit facility), Carrols Restaurant Group has deposited $20.0 million in an account with the Administrative Agent as collateral for the senior credit facility until the date on which its Adjusted Leverage Ratio is less than 6.00x for two consecutive fiscal quarters (the “Cash Collateral Release Date"). This amount is classified as restricted cash on the consolidated balance sheet as of September 30, 2012.
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
The senior credit facility contains certain covenants, including, without limitation, those limiting Carrols Restaurant Group’s and its material subsidiaries' ability to, among other things, incur indebtedness, incur liens, sell or acquire assets or businesses, change the character of its business in all material respects, engage in transactions with related parties, make certain investments, make certain restricted payments or pay dividends. In addition, the senior credit facility requires Carrols Restaurant Group to meet certain financial ratios, including Fixed Charge Coverage Ratio and Adjusted Leverage Ratio (all as defined under the senior credit facility); provided, however that the Company is not required to be in compliance with such ratios so long as the senior credit facility is cash collateralized.
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
After reserving $4.8 million for letters of credit issued under the facility for workers’ compensation and other insurance policies, $15.2 million was available for borrowing under the revolving credit facility at September 30, 2012.
Prior Carrols LLC Senior Credit Facility. On August 5, 2011 Carrols LLC entered into a senior secured credit facility, which provided for $65.0 million aggregate term loan borrowings and aggregate revolving credit borrowings of up to $20.0 million (including $10.0 million available for letters of credit) both maturing on August 5, 2016.
The term loan borrowings under the prior Carrols LLC senior secured credit facility were payable in consecutive quarterly principal payments of $1.625 million. All obligations under this credit facility were paid off in connection with the issuance of the Notes in 2012.
8. Income Taxes
The provision (benefit) for income taxes for the three and nine months ended September 30, 2012 and October 2, 2011 was comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Current	$(561)	$720	$(735)	$(3,503)
Deferred	(3,537)	115	(5,636)	2,297
Valuation allowance	1,435	—	1,435	—
	$(2,663)	$835	$(4,936)	$(1,206)
The benefit for income taxes for the three and nine months ended September 30, 2012 was derived using an estimated effective annual income tax rate for all of 2012 of 41.9%, which excludes any discrete tax adjustments.
The Company has performed the required assessment of positive and negative evidence regarding the realization of deferred income tax assets associated with certain state net operating loss carryforwards in accordance with ASC 740. The Company considered all available positive and negative evidence, including future reversals of existing temporary differences, projected

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars except share and per share amounts)

future taxable income and recent financial operations, to determine whether, based on the weight of that evidence, a valuation allowance is needed for some portion or all of these deferred income tax assets. Judgment is used in considering the relative impact of negative and positive evidence. In arriving at these judgments, the weight given to the potential effect of negative and positive evidence is commensurate with the extent to which such evidence can be objectively verified. In evaluating the objective evidence provided by historical results, the Company considered the past three years.
Based on an assessment of the available positive and negative evidence, including the Company's historical results, the Company determined that there are uncertainties relative to its ability to utilize the deferred income tax assets associated with certain state net operating loss carryforwards. In recognition of these uncertainties, the Company provided a valuation allowance of $1.4 million on all of the deferred income tax assets as of September 30, 2012 for certain state net operating loss carryforwards, representing a charge to income tax expense during the third quarter of 2012. If the Company determines that it can realize these deferred tax assets in the future, the Company will make an adjustment to the valuation allowance at that time.
Other discrete tax adjustments increased the benefit for income taxes by $0.2 million in the three months ended September 30, 2012 and decreased the benefit for income taxes by $0.1 million in the nine months ended September 30, 2012.
The provision (benefit) for income taxes for the three and nine months ended October 2, 2011 was derived using an effective annual income tax rate for 2011 of 76.6%, which excludes any discrete tax adjustments. The 2011 effective tax rate is higher than 2012 due to a disproportional level of employment related tax credits in 2011. Discrete tax adjustments decreased the provision for income taxes by $0.1 million in the three months ended October 2, 2011 and increased the benefit for income taxes by $0.1 million in the nine months ended October 2, 2011.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2012 and January 1, 2012, the Company had no unrecognized tax benefits and no accrued interest related to uncertain tax positions.
The tax years 2009-2011 remain open to examination by the major taxing jurisdictions to which the Company is subject. Although it is not reasonably possible to estimate the amount by which unrecognized tax benefits may increase within the next twelve months due to the uncertainties regarding the timing of any examinations, the Company does not expect unrecognized tax benefits to significantly change in the next twelve months.

9. Other Liabilities, Long-Term
Other liabilities, long-term, at September 30, 2012 and January 1, 2012 consisted of the following:

	September 30, 2012	January 1, 2012
Accrued occupancy costs	$5,256	$14,296
Accrued workers’ compensation and general liability claims	2,396	3,208
Deferred compensation	270	965
Obligation to BKC for right of first refusal	2,663	—
Other	2,345	3,198
	$12,930	$21,667
Accrued occupancy costs include contingent rent and accruals to expense operating lease rental payments on a straight-line basis over the lease term.
10. Commitments and Contingencies
Lease Guarantees. As of September 30, 2012, the Company is a guarantor under 38 Fiesta restaurant property leases, with lease terms expiring on various dates through 2030, and is the primary lessee on five Pollo Tropical restaurant property leases, which it subleases to Fiesta. The Company is fully liable for all obligations under the terms of the leases in the event that Fiesta fails to pay any sums due under the lease, subject to indemnification provisions of the Separation and Distribution Agreement.
The maximum potential liability for future rental payments the Company could be required to make under these leases at September 30, 2012 was $60.6 million. The obligations under these leases will generally continue to decrease over time as these operating leases expire. No payments have been made to date and none are expected to be required to be made in the future. The Company has not recorded a liability for those guarantees in accordance with ASC 460 - Guarantees as Fiesta has indemnified the Company for all such obligations and the Company did not believe it was probable it would be required to perform under any of the guarantees or direct obligations.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars except share and per share amounts)

Litigation. On November 16, 1998, the Equal Employment Opportunity Commission (“EEOC”) filed suit in the United States District Court for the Northern District of New York (the “Court”), under Title VII of the Civil Rights Act of 1964, as amended, against Carrols. The complaint alleged that Carrols engaged in a pattern or practice of unlawful discrimination, harassment and retaliation against former and current female employees. The EEOC ultimately attempted to present evidence of 511 individuals that it believed constituted the “class” of claimants for which it was seeking monetary and injunctive relief from Carrols. On April 20, 2005, the Court issued a decision and order granting Carrols’ Motion for Summary Judgment that it filed in January 2004, dismissing the EEOC’s pattern or practice claim. Carrols then moved for summary judgment against the claims of the 511 individual claimants. On March 2, 2011, the Court issued a decision and order granting summary judgment against the claims of all but 131 of the 511 individual claimants and dismissed 380 of the individual claimants from the case. Both the EEOC and Carrols subsequently filed motions for reconsideration in part of the Court’s March 2, 2011 decision and order, which motions were denied by the Court in a decision and order issued February 10, 2012. Pursuant to the Court’s order the parties submitted on March 1, 2012 letter briefs outlining their respective proposals on how the Court should proceed with the trials of the remaining claimants. The Court has ruled in part on the March 1, 2012 letter briefs requiring that depositions of the remaining claimants and other identified witnesses should move forward to be completed in 2012.
Subject to possible appeal by the EEOC, the EEOC’s pattern or practice claim is dismissed however; the Court has yet to determine how the claims of the individual claimants will proceed. Although Carrols believes that the EEOC’s continued class litigation argument is without merit, it is not possible to predict the outcome of that matter on an appeal, if one is taken. The Company does not believe that any of the remaining claims,individually or in the aggregate, would have a material adverse impact on its business, results of operations or financial condition.
The Company is a party to various litigation matters incidental to the conduct of the Company’s business. The Company does not believe that the outcome of any of these other matters will have a material adverse effect on its consolidated financial statements.

11. Transactions with Related Parties
As part of the acquisition, the Company issued to BKC 100 shares of Series A Convertible Preferred Stock which is convertible into 28.9% of the outstanding shares of common stock calculated on the date of the closing of the acquisition on a fully diluted basis. See Note 12—Preferred Stock for further information. BKC also, as a result of the acquisition, has two representatives on the Company's board of directors.
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
In addition to the initial franchise fee, the Company generally pays BKC a monthly royalty for both new restaurants and for successor franchise agreements at a rate of 4.5% of sales. Royalty expense was $7.2 million and $3.6 million in the three months ended September 30, 2012 and October 2, 2011, respectively, and $15.8 million and $10.4 million in the nine months ended September 30, 2012 and October 2, 2011, respectively.
The Company is also generally required to contribute 4% of restaurant sales from our Burger King restaurants to an advertising fund utilized by BKC for its advertising, promotional programs and public relations activities, and amounts for additional local advertising in markets that approve such additional spending. Advertising expense associated with these expenditures was $7.2 million and $3.6 million in the three months ended September 30, 2012 and October 2, 2011, respectively, and $14.4 million and $10.5 million in the nine months ended September 30, 2012 and October 2, 2011, respectively.
As of September 30, 2012, the Company leased 297 of its restaurant locations from BKC, representing 51.9% of the total number of restaurants in operation. For 196 of the acquired restaurants, the terms and conditions of the lease with BKC are identical to those between BKC and the third-party lessor. Aggregate rent under these BKC leases for the three months ended October 2, 2011 and October 2, 2011 was $6.7 million and $0.5 million, respectively, and for the nine months ended September 30, 2012 and October 2, 2011 was $9.7 million and $1.4 million, respectively. The Company believes the related party lease terms have not been significantly affected by the fact that the Company and BKC are deemed to be related parties.
As of September 30, 2012, the Company owed BKC $3.6 million associated with its purchase of the right of first refusal related to the acquisition of BKC restaurants and $4.1 million related to the payment of advertising, royalties and rent, which are remitted on a monthly basis.

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
The Preferred Stock and the shares of Carrols Common Stock to be issued upon conversion are subject to a three-year restriction on transfer or sale by BKC from the date of the issuance and rank senior to Carrols Common Stock with respect to rights on liquidation, winding-up and dissolution of Carrols Restaurant Group. The Preferred Stock is perpetual and will receive any dividends and amounts upon a liquidation event on an as converted basis, does not pay interest and has no mandatory prepayment features.
BKC also has certain approval rights as set forth in the certificate of designation for the Preferred Stock so long as it owns greater than 10.0% of the outstanding shares of Carrols Common Stock (on an as-converted basis). The Preferred Stock will vote with the Company's common stock on an as converted basis and provides for the right of BKC to elect (a) two members to the Company's board of directors until the date on which the number of shares of common stock into which the outstanding shares of the Preferred Stock held by BKC are then convertible constitutes less than 14.5% of the total number of outstanding shares of common stock and (b) one member to the Company's board of directors until BKC owns Preferred Stock (on an as converted basis to common stock) which equals less than 10.0% of the total number of outstanding shares of common stock.
13. Net Income (Loss) per Share
Basic net income (loss) per share is computed on the basis of weighted average outstanding common shares.  Diluted net income (loss) per share is computed on the basis of basic weighted average outstanding common shares adjusted for the dilutive effect of stock options, if dilutive. The numerator of the diluted net income per share calculation is increased by the allocation of net income and dividends declared to nonvested shares, if the net impact is dilutive.
 The Company has determined that certain nonvested share awards (also referred to as restricted stock awards) and the Preferred Stock issued by the Company are participating securities because they have non-forfeitable rights to dividends. Accordingly, basic net income per share is calculated under the two-class method. In determining the number of diluted shares outstanding, the Company is required to disclose the more dilutive earnings per share result between the treasury stock method and the two-class method.
The computation of basic and diluted net income (loss) per share for the three and nine months ended September 30, 2012 and October 2, 2011 were as follows:

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Basic net income (loss) per share:
Net income (loss) from continuing operations	$(6,692)	$357	$(10,513)	$(175)
Net income from discontinued operations	$(2)	$3,048	$42	$11,334
Weighted average common shares outstanding	22,747,041	21,690,753	22,524,537	21,665,551
Basic net income (loss) per share from continuing operations	$(0.29)	$0.02	$(0.47)	$(0.01)
Basic net income per share from discontinued operations	$0.00	$0.14	$0.00	$0.52

Diluted net income (loss) per share:
Net income (loss) from continuing operations	$(6,692)	$357	$(10,513)	$(175)
Net income from discontinued operations	$(2)	$3,048	$42	$11,334
Shares used in computing basic net income (loss) per share	22,747,041	21,690,753	22,524,537	21,665,551
Dilutive effect of preferred stock, non-vested shares and stock options	—	541,786	—	—
Shares used in computing diluted net income (loss) per share	22,747,041	22,232,539	22,524,537	21,665,551
Diluted net income (loss) per share from continuing operations	$(0.29)	$0.02	$(0.47)	$(0.01)
Diluted net income per share from discontinued operations	$0.00	$0.14	$0.00	$0.52
Shares excluded from diluted net income (loss) per share computation (1)	10,351,797	1,027,616	10,351,797	1,816,054

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
We use a 52-53 week fiscal year ending on the Sunday closest to December 31. The fiscal years ended January 1, 2012 and January 2, 2011 each contained 52 weeks and the three and nine months ended September 30, 2012 and October 2, 2011 each contained thirteen and twenty-six weeks, respectively.
Introduction
We are a holding company and conduct all of our operations through our direct and indirect subsidiaries and have no assets other than the shares of capital stock of Carrols, our direct wholly-owned subsidiary. The following MD&A is written to help the reader understand our company. The MD&A is provided as a supplement to, and should be read in conjunction with our Consolidated Financial Statements and the accompanying financial statement notes appearing elsewhere in this report, our Current Report on Form 8-K filed on November 8, 2012 and our Annual Report on Form 10-K for the year ended January 1, 2012, as amended. The overview provides our perspective on the individual sections of MD&A, which include the following:
Company Overview—a general description of our business and our key financial measures.
Recent and Future Events Affecting Our Results of Operations—a description of recent events that affect, and future events that may affect, our results of operations.
Operating Results from Continuing Operations—an analysis of our results of continuing operations for the three and nine months ended September 30, 2012 compared to the three and nine months ended October 2, 2011, respectively, including a review of material items and known trends and uncertainties.
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
Company Overview
We are one of the largest restaurant companies in the United States and have been operating restaurants for more than 50 years. We are the largest Burger King franchisee in the world and have operated Burger King restaurants since 1976. As of September 30, 2012, we operated 572 Burger King restaurants in 13 states. On May 30, 2012, we acquired 278 company-owned restaurants from Burger King Corporation ("BKC"), which we refer to as the "acquired restaurants". Our restaurants operated prior to the acquisition are referred to as our "legacy restaurants". Our former indirect wholly-owned subsidiary, Fiesta Restaurant Group, Inc., which we refer to as "Fiesta”, was spun off by us to our stockholders on May 7, 2012, which we refer to as the "spin-off". The results of operations and cash flows of Fiesta are presented as discontinued operations in our consolidated financial statements for all periods presented. The discussion in our MD & A is focused on our continuing Burger King restaurant operations.
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

•	Advertising expense includes all promotional expenses including advertising payments paid to BKC based on a percentage of sales as required under our franchise agreements.

•
General and administrative expenses are comprised primarily of (1) salaries and expenses associated with corporate and administrative functions that support the development and operations of our restaurants, (2) legal, auditing and other professional fees and (3) stock-based compensation expense. Historical general and administrative expenses are shown net of allocations to Fiesta for periods prior to the spin-off. Amounts charged under a transition services agreement with Fiesta subsequent to the spin-off are recorded as an offset to general and administrative expenses and were $1.5 million and $2.6 million in the three and nine months ended September 30, 2012, respectively.

•
EBITDA and Adjusted EBITDA. EBITDA and Adjusted EBITDA are non-GAAP financial measures. EBITDA represents net income (loss) from continuing operations, before provision (benefit) for income taxes, interest expense and depreciation and amortization. Adjusted EBITDA represents EBITDA as adjusted to exclude impairment and other lease charges, acquisition and integration costs, stock compensation expense and loss on extinguishment of debt. We exclude these items from EBITDA when evaluating our operating performance and believe that Adjusted EBITDA provides a more meaningful comparison than EBITDA of our core business operating results, as well as with those of other similar companies that may have different capital structures. Management believes that EBITDA and Adjusted EBITDA, when viewed with our results of operations calculated in accordance with GAAP and our reconciliation of Adjusted EBITDA to net income (loss) from continuing operations, provide useful information about our operating performance and period-over-period growth, and provide additional information that is useful for evaluating the operating performance of our core business without regard to potential distortions. Additionally, management believes that EBITDA and Adjusted EBITDA permit investors to gain an understanding of the factors and trends affecting our ongoing cash earnings, from which capital investments are made and debt is serviced. However, EBITDA and Adjusted EBITDA are not measures of financial performance or liquidity under GAAP and, accordingly, should not be considered as alternatives to net income (loss) from continuing operations or cash flow from operating activities as indicators of operating performance or liquidity. Also, these measures may not be comparable to similarly titled captions of other companies. For a reconciliation between net income (loss) from continuing operations and EBITDA and Adjusted EBITDA see page 27.

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

•
Impairment and other lease charges are determined through our assessment of the recoverability of property and equipment and intangible assets by determining whether the carrying value of these assets can be recovered over their respective remaining lives through undiscounted future operating cash flows. A potential impairment charge is evaluated whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable. Lease charges are recorded for our obligations under the related leases for closed locations net of estimated sublease recoveries. We currently do not have any lease charges accrued for closed locations at September 30, 2012.

•
Interest expense consists primarily of interest expense associated with our 11.25% Senior Secured Second Lien Notes due 2018 (the "Notes"), borrowings under our prior Carrols LLC senior secured credit facility and the amortization of deferred financing costs. There have been no borrowings under our new senior credit facility in 2012.

Recent and Future Events Affecting our Results of Operations
Acquisition of Burger King Restaurants

On May 30, 2012, we completed the acquisition of 278 of BKC company-owned Burger King restaurants, which we refer to as the "acquisition", for a purchase price consisting of (i) a 28.9% equity ownership interest, (ii) $3.8 million for cash on hand and inventory at the acquired restaurants and (iii) $9.4 million of franchise fees and $3.8 million for BKC’s assignment of its right of first refusal on franchisee restaurant transfers in 20 states ("ROFR") pursuant to an Operating Agreement, which we refer to as the "operating agreement", dated as of May 30, 2012 with BKC. The amount for the ROFR is payable in quarterly payments over five years and the first quarterly payment of $0.2 million was made at closing on May 30, 2012. We also entered into new franchise agreements pursuant to the purchase and operating agreements and entered into leases with BKC for all of the acquired restaurants, including leases for 81 restaurants owned in fee by BKC and subleases for 197 restaurants under terms substantially the same as BKC’s underlying leases for those properties. Pursuant to the operating agreement, we also agreed to remodel 455 Burger King restaurants to BKC’s 20/20 restaurant image, including 57 restaurants in 2012, 154 restaurants in 2013, 154 restaurants in 2014 and 90 restaurants in 2015. The Series A Convertible Preferred Stock, which we refer to as the "Series A Preferred Stock", issued to BKC was subject to restrictions limiting the conversion of the Series A Preferred Stock to an amount of shares not to exceed 19.9% of the outstanding shares of our common stock as of the date of issuance (the “issuance limitation”). The removal of the issuance limitation was approved by our stockholders at our 2012 annual meeting.

The results of operations of the acquired restaurants have been included in our operating results from May 31, 2012, the day following the closing of the acquisition.
Refinancing of Outstanding Indebtedness
On May 30, 2012, we issued $150.0 million of 11.25% Senior Secured Second Lien Notes due 2018 and entered into a new senior credit facility that provides for up to $20.0 million of revolving credit borrowings (which was undrawn at closing). The net proceeds from the issuance of the Notes were used to (i) repay all outstanding borrowings under the prior Carrols LLC senior credit facility of $64.8 million (ii) pay $12.1 million related to the acquisition of the acquired restaurants from BKC and (iii) fees and expenses related to the offering of the Notes. The remainder of the net proceeds will be used together with anticipated operating cash flow to fund the restaurant remodeling obligations committed to in connection with the acquisition, and to fund future payments to BKC for the ROFR. Interest expense associated with this indebtedness, including the amortization of deferred financing costs, will be approximately $4.5 million in the remainder of 2012.
Spin-off of Fiesta Restaurant Group, Inc.
On April 16, 2012, our board of directors approved the spin-off of Fiesta, which through its subsidiaries, owns and operates the Pollo Tropical and Taco Cabana restaurant brands. In connection with the spin-off, on April 24, 2012, we and Carrols entered into several agreements that govern our post spin-off relationship with Fiesta, including a Separation and Distribution Agreement, Tax Matters Agreement, Employee Matters Agreement and Transition Services Agreement. Amounts earned by us under the Transition Services Agreement were $1.5 million and $2.6 million in the three and nine months ended September 30, 2012, respectively and are expected to be approximately $4.0 million for all of 2012.

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

Operating Results from Continuing Operations
Three Months Ended September 30, 2012 Compared to Three Months Ended October 2, 2011
The following table sets forth, for the three months ended September 30, 2012 and October 2, 2011, selected operating results from continuing operations as a percentage of restaurant sales for all of our restaurants, our legacy restaurants and the acquired restaurants:

	2012	2011
Costs and expenses (all restaurants):
Cost of sales	32.1%	29.7%
Restaurant wages and related expenses	31.6%	30.5%
Restaurant rent expense	7.3%	6.3%
Other restaurant operating expenses	17.0%	15.1%
Advertising expense	4.6%	4.2%
General and administrative	5.5%	5.3%

	2012	2011
Costs and expenses (legacy restaurants):
Cost of sales	30.0%	29.7%
Restaurant wages and related expenses	29.5%	30.5%
Restaurant rent expense	6.2%	6.3%
Other restaurant operating expenses	14.7%	15.1%
Advertising expense	4.4%	4.2%

2012
Costs and expenses (acquired restaurants):
Cost of sales	34.8%
Restaurant wages and related expenses	34.2%
Restaurant rent expense	8.7%
Other restaurant operating expenses	19.9%
Advertising expense	5.0%
Since the beginning of the third quarter of 2011 through the end of the third quarter of 2012, we have closed nine restaurants. On May 30, 2012 we acquired 278 restaurants from BKC.
Restaurant Sales. Total restaurant sales in the third quarter of 2012 increased 87.1%, to $169.5 million from $90.6 million in the third quarter of 2011. Restaurant sales in the third quarter of 2012 for the acquired restaurants were $75.1 million. Comparable restaurant sales for our legacy restaurants increased 6.2% resulting from an increase in customer traffic of 3.6% and a 2.6% increase in average check, which resulted from a shift in sales mix and the effect of menu price increases of 1.9% compared to the prior year. This was partially offset by the closure of nine restaurants since the beginning of the third quarter of 2011.
Operating Costs and Expenses (percentages stated as a percentage of restaurant sales for the restaurants being discussed): Cost of sales for all restaurants increased to 32.1% in the third quarter of 2012 from 29.7% in the third quarter of 2011. Cost of sales at our legacy restaurants increased to 30.0% in the third quarter of 2012 from 29.7% in the third quarter of 2011 due primarily to higher commodity prices (1.0%), including higher beef and pork prices, and higher promotional sales discounts, offset in part by a favorable sales mix and the effect of menu price increases taken in the last twelve months of 1.9%. Cost of sales of 34.8% in the third quarter of 2012 for our acquired restaurants was higher than our legacy restaurants due primarily to inefficiencies, shrinkage and higher waste and, to a lesser extend, lower margins on soft drink sales.

Restaurant wages and related expenses for all restaurants increased to 31.6% in the third quarter of 2012 from 30.5% in the third quarter of 2011. Restaurant wages and related expenses for our legacy restaurants decreased to 29.5% in the third quarter of 2012 from 30.5% in the third quarter of 2011 due to the effect of higher sales volumes on fixed labor costs and lower medical claim costs (0.3%). Restaurant wages and related expenses for our acquired restaurants was 34.2% in the third quarter of 2012 and higher than our legacy restaurants due primarily to our integration efforts including an over-investment in productive labor of $1.8 million prior to implementing our labor scheduling processes at the acquired restaurants late in the third quarter and, to a lesser extent, the effect of fixed labor costs on lower sales volumes relative to our legacy restaurants.
Other restaurant operating expenses for all restaurants increased to 17.0% in the third quarter of 2012 from 15.1% in the third quarter of 2011 due primarily to higher repairs and maintenance expenses associated with the acquired restaurants including $1.1 million of excess repairs as part of our integration efforts to address deferred maintenance at these locations, higher BKC royalty expense at the acquired restaurants, as a percentage of restaurant sales, and the effect of higher fixed operating cost percentages at the acquired restaurants due to lower sales volumes at the acquired restaurants compared to our legacy restaurants.
Advertising expense for all our restaurants increased to 4.6% in the third quarter of 2012 from 4.2% in the third quarter of 2011 due primarily to our commitment to BKC, as part of the acquisition, to spend 0.75% of restaurant sales for additional local advertising in markets that have approved such additional spending in the second half of 2012. This increase was offset by advertising credits received from BKC that were associated with 2012 menu enhancement initiatives. These advertising credits total $5,400 annually per restaurant for 2012 through 2015. In 2012, $2,700 per restaurant was received in the first quarter with $900 per quarter to be received in each of the remaining quarters. For 2013 through 2015 these credits will be received ratably over each year.
Restaurant rent expense for all restaurants increased to 7.3% in the third quarter of 2012 from 6.3% in the third quarter of 2011 due primarily to rent associated with the acquired restaurants which, as a percentage of restaurant sales, was 8.7% during the third quarter of 2012 reflecting the lower sales volumes at the acquired restaurants. Rent expense for our legacy restaurants decreased to 6.2% from 6.3% due to the effect of higher sales volumes on fixed rental costs.
General and Administrative Expenses. General and administrative expenses increased $4.6 million in the third quarter of 2012 to $9.3 million and, as a percentage of total restaurant sales, increased to 5.5% compared to 5.3% in the third quarter of 2011. This increase was due primarily to $1.9 million of legal costs related to recent activity pertaining to our outstanding litigation with the EEOC, additional salaries and other costs for the ongoing operational oversight associated with the acquired restaurants, and $0.5 million of incremental integration costs for recruitment, training, travel, meetings and employee relocation expenses related to the integration of the acquired restaurants.
Adjusted EBITDA. As a result of the factors above, Adjusted EBITDA decreased 14.9% to $7.1 million in the third quarter of 2012 from $8.4 million in the third quarter of 2011. Adjusted EBITDA excludes an aggregate of $3.4 million of integration costs related to the acquired restaurants mentioned above. For a reconciliation between net income (loss) from continuing operations and EBITDA and Adjusted EBITDA see page 27.
Depreciation and Amortization Expense. Depreciation and amortization expense increased to $8.2 million in the third quarter of 2012 from $3.9 million in the third quarter of 2011 due primarily to the addition of the acquired restaurants and from point-of-sale systems installed at our legacy restaurants in 2012 and the second half of 2011.
Impairment and Other Lease Charges. Impairment and other lease charges were $0.1 million in both the third quarter of 2012 and 2011.
Interest Expense. Interest expense increased to $4.5 million in the third quarter of 2012 from $1.7 million in the third quarter of 2011 due to our refinancing in the second quarter of 2012. The weighted average interest rate on our long-term debt, excluding lease financing obligations, increased to 11.25% in the third quarter of 2012 from 6.7% in the third quarter of 2011 due to the issuance of the Notes in the second quarter of 2012.
Provision (Benefit) for Income Taxes. The benefit for income taxes for the third quarter of 2012 was derived using an estimated effective annual income tax rate for 2012 of 41.9%, which excluded discrete tax adjustments. In the third quarter of 2012 we recorded a valuation allowance of $1.4 million against deferred tax assets associated with certain state net operating loss carryforwards which reduced the benefit for income taxes in the third quarter. We also had other discrete tax adjustments which increased the benefit for income taxes by $0.2 million in the third quarter of 2012. The provision for income taxes for the third quarter of 2011 was derived using an estimated effective annual income tax rate for 2011 of 76.6%, which excluded discrete tax adjustments which reduced the provision for income taxes by $0.1 million in the third quarter of 2011. The 2011 effective tax rate is higher than 2012 due to a disproportionate level of employment related tax credits in 2011 relative to the pretax loss for the period.

Net Income (Loss) from Continuing Operations. As a result of the above, net loss from continuing operations for the third quarter of 2012 was $6.7 million, or $0.29 per diluted share, compared to net income from continuing operations in the third quarter of 2011 of $0.4 million, or $0.02 per diluted share. The net loss from continuing operations in the third quarter of 2012 included charges as discussed above, which reduced earnings by $0.20 per diluted share. These included the acquisition integration costs of $3.4 million ($0.09 per diluted share) and the EEOC litigation related costs of $1.9 million (or $0.05 per diluted share). In addition, tax expense included a charge for a valuation allowance against deferred tax assets of $1.4 million (or $0.06 per diluted share).
Nine Months Ended September 30, 2012 Compared to Nine Months Ended October 2, 2011
The following table sets forth, for the nine months ended September 30, 2012 and October 2, 2011, selected operating results from continuing operations as a percentage of restaurant sales for all of our restaurants, our legacy restaurants and the acquired restaurants::

	2012	2011
Costs and expenses:
Cost of sales	31.7%	29.7%
Restaurant wages and related expenses	31.5%	31.4%
Restaurant rent expense	6.9%	6.6%
Other restaurant operating expenses	16.1%	15.4%
Advertising expense	4.0%	4.2%
General and administrative	6.3%	5.7%

	2012	2011
Costs and expenses (legacy restaurants):
Cost of sales	30.6%	29.7%
Restaurant wages and related expenses	30.7%	31.4%
Restaurant rent expense	6.3%	6.6%
Other restaurant operating expenses	15.0%	15.4%
Advertising expense	3.8%	4.2%

2012
Costs and expenses (acquired restaurants):
Cost of sales	34.7%
Restaurant wages and related expenses	33.7%
Restaurant rent expense	8.5%
Other restaurant operating expenses	19.0%
Advertising expense	4.7%
In addition to the 278 acquired restaurants, since the beginning of 2011 through the third quarter of 2012 we opened two restaurants, one of which was relocated within its market area, and closed, excluding the relocated restaurant, twelve restaurants.
Restaurant Sales. Restaurant sales in the first nine months of 2012 increased 44.6% to $377.0 million from $260.8 million in the first nine months of 2011 due to sales at the acquired restaurants of $102.5 million and an increase in comparable restaurant sales for our legacy restaurants of 7.0%, from both increases in customer traffic of approximately 4.2% and average check of approximately 2.8%, partially offset by net closures of twelve restaurants since the beginning of 2011. In the first nine months of 2012 the effect of menu price increases compared to the prior year was 2.4%.
Operating Costs and Expenses (percentages stated as a percentage of restaurant sales for the restaurants being discussed). Cost of sales for all restaurants increased to 31.7% in the first nine months of 2012 from 29.7% in the first nine months of 2011. Cost of sales at our legacy restaurants increased to 30.6% in the first nine months of 2012 from 29.7% in the first nine months of 2011 due primarily to higher commodity prices (1.3%), including higher beef and pork prices (1.0%) and higher sales discounts (0.4%) partially offset by a favorable sales mix compared to the first nine months of 2011 including the discontinuation of the Buck Double and the effect of menu price increases taken in the last twelve months. Cost of sales for our acquired restaurants of

34.7% since the acquisition was higher than our legacy restaurants due primarily to higher waste and, to a lesser extent, lower margins on soft drink sales.
Restaurant wages and related expenses for all restaurants increased to 31.5% in the first nine months of 2012 from 31.4% in the first nine months of 2011. Restaurant wages and related expenses for our legacy restaurants decreased to 30.7% in first nine months of 2012 from 31.4% in the first nine months of 2011 due to the effects higher sales volumes on fixed labor costs and lower medical claims costs (0.3%), partially offset by higher productive labor levels earlier in the year required for new menu initiatives. Restaurant wages and related expenses for our acquired restaurants was 33.7% since the acquisition and higher than our legacy restaurants due to the factors discussed in the third quarter comparison above.
Other restaurant operating expenses for all restaurants increased to 16.1% in the first nine months of 2012 from 15.4% in the first nine months of 2011. Other restaurant operating expenses for our legacy restaurants decreased to 15.0% in the first nine months of 2012 from 15.4% in the first nine months of 2011 due primarily to lower utility costs (0.3%) and the effect of sales increases on fixed operating costs. Other restaurant operating expense at the acquired restaurants were 19.0% since the acquisition and were higher than our legacy restaurants due to the factors discussed in the third quarter comparison above.
Advertising expense for all restaurants decreased to 4.0% in the first nine months of 2012 from 4.2% in the first nine months of 2011 due to the advertising credits received from BKC that were associated with 2012 menu enhancement initiatives. These credits were higher in the first quarter of 2012 than the remaining three quarters in the year. For all of 2012 we anticipate advertising expense to range between 4.0% and 4.2% of restaurant sales including our commitment to BKC, as part of the purchase agreement, to begin spending 0.75% of restaurant sales for additional local advertising in markets that approve such additional spending in the second half of 2012.
Restaurant rent expense for all restaurants increased to 6.9% in the first nine months of 2012 from 6.6% in the first nine months of 2011 due primarily to higher rent, as a percentage of restaurant sales, associated with the acquired restaurants which was 8.5% since the acquisition. Rent expense for our legacy restaurants decreased to 6.3% from 6.6% in the first nine months of 2012 due to the effect of higher sales volumes on fixed rental costs.
General and Administrative Expenses. General and administrative expenses increased $8.9 million in the first nine months of 2012 to $23.6 million and, as a percentage of total restaurant sales, increased to 6.3% from 5.7%, due primarily to an additional $2.7 million of legal costs in 2012 related to our outstanding litigation with the EEOC, $1.2 million of legal and other costs related to the acquisition of the acquired restaurants, additional salaries and other costs for the ongoing operational oversight associated with the acquired restaurants, $0.5 million of incremental costs related to recruitment, training, travel, meetings and moving expenses related to the integration of the acquired restaurants and higher performance-based administrative bonus accruals of $0.3 million.
Adjusted EBITDA. As a result of the factors above Adjusted EBITDA decreased 5.0% to $18.8 million in the first nine months of 2012 from $19.8 million in the first nine months of 2011. Adjusted EBITDA excludes an aggregate of $4.6 million of integration costs and legal and other transaction costs related to the acquisition of the acquired restaurants mentioned in the discussion of the nine month results of operations above. For a reconciliation between net income (loss) from continuing operations and EBITDA and Adjusted EBITDA see page 27.
Depreciation and Amortization. Depreciation and amortization expense increased to $19.2 million in the first nine months of 2012 from $11.7 million in the first nine months of 2011 due primarily to the addition of the acquired restaurants and from point-of-sale systems installed at our legacy restaurants in 2012 and the second half of 2011.
Impairment and Other Lease Charges. Impairment and other lease charges were $0.3 million in the first nine months of 2012 compared to $1.0 million in the first nine months of 2011 and were associated with underperforming restaurants.
Interest Expense. Total interest expense increased $1.6 million to $8.0 million in the first nine months of 2012 due to the impact of our refinancing and issuance of the Notes in May of 2012 related to the acquisition. The weighted average interest rate on our long-term debt, excluding lease financing obligations, for the first nine months of 2012 was 8.8% compared to 6.3% in the first nine months of 2011.
Provision (Benefit) for Income Taxes. The benefit for income taxes for the first nine months of 2012 was derived using an estimated effective annual income tax rate for 2012 of 41.9%, which excluded discrete tax adjustments. In the third quarter of 2012 we recorded a valuation allowance of $1.4 million against deferred tax assets associated with certain state net operating loss carryforwards which reduced the benefit for income taxes in the first nine months of 2012. We also had other discrete tax adjustments which reduced the benefit for income taxes by $0.1 million in the first nine months of 2012. The benefit for income taxes for first nine months of 2011 was derived using an estimated effective annual income tax rate for 2011 of 76.6%, which excluded discrete tax adjustments which increased the benefit for income taxes $0.1 million in the first nine months of 2011.

Net Income (loss) from Continuing Operations. As a result of the foregoing, net loss from continuing operations was $10.5 million in the first nine months of 2012 compared to a net loss from continuing operations of $0.2 million in the first nine months of 2011. The net loss from continuing operations in the third quarter of 2012 included charges as discussed above, which reduced earnings by $0.25 per diluted share. These included the acquisition integration costs of $4.6 million ($0.12 per diluted share) and the EEOC litigation related costs of $2.7 million (or $0.07 per diluted share). In addition, tax expense included a charge for a valuation allowance against deferred tax assets of $1.4 million (or $0.06 per diluted share).
A reconciliation of EBITDA and Adjusted EBITDA to net income (loss) from continuing operations is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Net income (loss) from continuing operations	$(6,692)	$357	$(10,513)	$(175)
Provision (benefit) for income taxes	(2,663)	835	(4,936)	(1,206)
Interest expense	4,475	1,696	8,030	6,385
Depreciation and amortization	8,176	3,924	19,215	11,712
EBITDA	3,296	6,812	11,796	16,716
Impairment and other lease charges	125	57	252	1,028
Acquisition and integration costs (1)	3,400	—	4,647	—
Stock-based compensation expense	309	273	588	795
Loss on extinguishment of debt	—	1,233	1,509	1,233
Adjusted EBITDA	$7,130	$8,375	$18,792	$19,772

(1)
Acquisition and integration costs include $3.4 million of integration costs as noted above in the three and nine months ended September 30, 2012 and $1.2 million in legal fees and other transaction costs related to the acquisition in the nine months ended September 30, 2012.

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
On May 30, 2012, Carrols Restaurant Group issued $150.0 million of Notes pursuant to an indenture dated as of May 30, 2012 governing such Notes. Proceeds from the issuance of the Notes were used to repay $64.8 million of borrowings under the prior Carrols LLC senior credit facility, to pay $12.1 million related to the acquisition of the acquired restaurants, to pay $4.5 million for fees and expenses related to the offering of the Notes paid at closing and to fund a $20.0 million cash collateral account required under our new senior credit facility discussed below. The remainder of the proceeds of $48.6 million will be used together with anticipated operating cash flow and the cash collateral account, when it becomes unrestricted, to fund the restaurant remodeling obligations committed to in connection with the acquisition and to fund future payments to BKC for the ROFR acquired in the acquisition.
On May 30, 2012, we also entered into a new senior credit facility, which provides for aggregate revolving credit borrowings of up to $20.0 million (including $15.0 million available for letters of credit) maturing on May 30, 2017. The senior credit facility also provides for incremental borrowing increases of up to $25.0 million, in the aggregate.
Interest payments under our debt obligations, capital expenditures, including our commitment to BKC to remodel 455 of our restaurants over the next three years, and payments related to our lease obligations represent significant liquidity requirements for us. We believe net proceeds from the issuance of the Notes, cash generated from our operations, availability of revolving credit borrowings under our senior credit facility and proceeds from any sale-leaseback transactions that we may choose to complete will provide sufficient cash availability to cover our anticipated working capital needs, capital expenditures and debt service requirements for the next twelve months.
Operating Activities. Net cash provided from operating activities for the first nine months of 2012 decreased $2.0 million to $23.7 million, compared to the first nine months of 2011, due primarily to a reduction of income from continuing operations of $10.3 million partially offset by an increase in cash from changes in the components of net working capital of $7.3 million.
Investing Activities. Net cash used for investing activities in the first nine months of 2012 and 2011 were $52.6 million and $16.7 million, respectively. Capital expenditures are a large component of our investing activities and include: (1) new restaurant development, which may include the purchase of real estate; (2) restaurant remodeling, which includes the renovation or rebuilding of the interior and exterior of our existing restaurants, including expenditures associated with Burger King franchise renewals; (3) other restaurant capital expenditures, which include capital maintenance expenditures for the ongoing reinvestment and enhancement of our restaurants including expenditures in 2011 and 2012 to support BKC’s new menu enhancement initiatives; and (4) corporate and restaurant information systems.
The following table sets forth our capital expenditures for the periods presented (in thousands):

Nine Months Ended September 30, 2012
New restaurant development	$—
Restaurant remodeling	10,618
Other restaurant capital expenditures (1)	3,861
Corporate and restaurant information systems	9,232
Total capital expenditures	$23,711
Number of new restaurant openings	—
Nine Months Ended October 2, 2011
New restaurant development	$1,619
Restaurant remodeling	6,193
Other restaurant capital expenditures (1)	4,658
Corporate and restaurant information systems	2,700
Total capital expenditures	$15,170
Number of new restaurant openings (2)	2
 _____________

1)
Excludes restaurant repair and maintenance expenses included in other restaurant operating expenses in our consolidated financial statements. For the nine months ended September 30, 2012 and October 2, 2011, total restaurant repair and maintenance expenses were approximately $9.4 million and $6.2 million, respectively.

2)	Includes a Burger King restaurant which was relocated within the same market area under a new franchise agreement.

In 2012, we anticipate that total capital expenditures will range from $38 million to $42 million, although the actual amount of capital expenditures may differ from these estimates. Capital expenditures in 2012 are expected to include approximately $24 million to $26 million for remodeling more than 80 of our restaurants to the BKC 20/20 image standard, capital restaurant maintenance expenditures of approximately $5 million and approximately $9 million to $10 million of other expenditures, including expenditures of $8.2 million in the first half of 2012 for new point-of-sale systems for our legacy restaurants.
Investing activities also include $12.1 million of payments related to the cash purchase price of the acquired restaurants and $20.0 million for the cash collateral deposit related to our new senior credit facility. Proceeds from sales of properties were $3.3 million in the first nine months of 2012 and $0.6 million in the first nine months of 2011. The net proceeds from these sales were used to reduce outstanding borrowings under our prior Carrols LLC senior credit facility.
Financing Activities. Net cash provided by financing activities in the first nine months of 2012 was $69.5 million and included proceeds from the sale of the Notes discussed above, net of related fees and expenses, of $144.1 million. Total payments on the prior Carrols LLC senior credit facility, including amounts paid in connection with the issuance of the Notes, totaled $67.4 million in the first nine months of 2012. Proceeds from stock option exercises and related income tax benefits, including tax benefits from the conversion of vested stock options to shares of our common stock, in connection with the spin-off, were $1.1 million in the first nine months of 2012. Cash of Fiesta that was deconsolidated as a result of the spin-off included in our 2012 financing activities was $5.5 million.
Net cash used for financing activities in the nine months ended October 2, 2011 was $3.5 million, which included refinancing for both Carrols LLC and Fiesta in the third quarter of 2011. These financings generated net proceeds to us of $12.1 million after repayment of prior indebtedness. Prior to the refinancing, in the first nine months of fiscal 2011 we made scheduled principal payments of term loan borrowings under Carrols' prior senior credit facility of $7.0 million and also deferred $1.8 million of financing costs pertaining to the Carrols LLC refinancing in the third quarter of 2011.
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

The indenture governing the Notes contains customary default provisions, including without limitation, a cross default provision pursuant to which it is an event of default under these Notes and the indenture governing the Notes if there is a default under any of our indebtedness having an outstanding principal amount of $15.0 million or more which results in the acceleration of such indebtedness prior to its stated maturity or is caused by a failure to pay principal when due. We were in compliance as of September 30, 2012 with the restrictive covenants of the indenture governing the Notes.
Carrols Restaurant Group Senior Credit Facility. On May 30, 2012, we entered into a new senior credit facility, which provides for aggregate revolving credit borrowings of up to $20.0 million (including $15.0 million available for letters of credit) maturing on May 30, 2017. The senior credit facility also provides for incremental borrowing increases of up to $25.0 million, in the aggregate.

Under the senior credit facility (all terms not otherwise defined herein are defined in our senior credit facility), we have deposited $20.0 million in an account with the Administrative Agent as collateral for the senior credit facility until the date on which its Adjusted Leverage Ratio is less than 6.00x for two consecutive fiscal quarters (the “Cash Collateral Release Date"). This amount is classified as restricted cash on our consolidated balance sheet as of September 30, 2012.
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
Under the senior credit facility, we will be required to make mandatory prepayments of borrowings in the event of dispositions of assets, debt issuances and insurance and condemnation proceeds (all subject to certain exceptions). The senior credit facility contains certain covenants, including, without limitation, those limiting our and our material subsidiaries' ability to, among other things, incur indebtedness, incur liens, sell or acquire assets or businesses, change the character of its business in all material respects, engage in transactions with related parties, make certain investments, make certain restricted payments or pay dividends. In addition, the senior credit facility requires us to meet certain financial ratios, including the Fixed Charge Coverage Ratio and the Adjusted Leverage Ratio; however, we are not required to be in compliance with such ratios so long as the senior credit facility is cash collateralized.
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
After reserving $4.8 million for letters of credit issued under the facility for workers’ compensation and other insurance policies, $15.2 million was available for borrowing under the revolving credit facility at September 30, 2012.
Prior Carrols LLC Senior Credit Facility. On August 5, 2011 Carrols LLC entered into a senior credit facility, which provided for $65.0 million aggregate term loan borrowings and aggregate revolving credit borrowings of up to $20.0 million (including $10.0 million available for letters of credit) both maturing on August 5, 2016.
The term loan borrowings under the prior Carrols LLC senior credit facility were payable in consecutive quarterly principal payments of $1.625 million. All obligations under this credit facility were paid off in connection with the issuance of the Notes in 2012.
Contractual Obligations
A table of our contractual obligations as of July 1, 2012 was included in Item 2, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Quarterly Report on Form 10-Q for the quarterly period ending July 1, 2012. There have been no significant changes to our contractual obligations during the three months ended September 30, 2012.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements other than our operating leases, which are primarily for our restaurant properties and not recorded on our consolidated balance sheet.
Application of Critical Accounting Policies
Acquisition Accounting. We account for business combinations under the acquisition method of accounting in accordance with ASC 805, "Business Combinations" ('ASC 805"). As required by ASC 805, assets acquired and liabilities assumed in a business combination are recorded at their respective fair values as of the business combination date. The most difficult estimations of individual fair values are those involving long-lived assets, such as property, equipment and intangible assets. We use available information to make these fair value determinations and, when necessary, engage an independent valuation specialist to assist in the fair value determination of the acquired long-lived assets and intangible assets.
Our unaudited interim consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in the “Significant Accounting Policies” footnote in the notes to our Consolidated Financial Statements included in our Current Report on Form 8-K filed on November 8, 2012 and our Annual Report on Form 10-K for the year ended January 1, 2012, as amended. Critical accounting estimates are those that require application of management’s most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. There have been no material changes affecting our critical accounting policies previously disclosed in our Current Report on Form 8-K filed on November 8, 2012 and our Annual Report on Form 10-K for the fiscal year ended January 1, 2012, as amended.
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

Forward Looking Statements
This Quarterly Report on Form 10-Q contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements that are predictive in nature or that depend upon or refer to future events or conditions are forward-looking statements. These statements are often identified by the words “may,” “might,” “will,” “should,” “anticipate,” “believe,” “expect,” “intend,” “estimate,” “hope”, “plan” or similar expressions. In addition, expressions of our strategies, intentions or plans are also forward looking statements. These statements reflect management’s current views with respect to future events and are subject to risks and uncertainties, both known and unknown. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their date. There are important factors that could cause actual results to differ materially from those in forward-looking statements, many of which are beyond our control. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected or implied in the forward-looking statements. We believe important factors that could cause actual results to differ materially from our expectations include the following, in addition to other risks and uncertainties discussed herein and in our Quarterly Report on Form 10-Q for the period ended July 1, 2012:

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

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes from the information presented in Item 7A included in our Annual Report on Form 10-K for the year ended January 1, 2012, as amended, with respect to our market risk sensitive instruments.
A 1% change in interest rates would have resulted in no change to interest expense for the three months ended September 30, 2012 an increase or decrease in interest expense of approximately $0.1 million for the nine months ended September 30, 2012.

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
Evaluation of Disclosure Controls and Procedures. We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2012.
No change occurred in our internal control over financial reporting during the third quarter of 2012 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings
On November 16, 1998, the Equal Employment Opportunity Commission (“EEOC”) filed suit in the United States District Court for the Northern District of New York (the “Court”), under Title VII of the Civil Rights Act of 1964, as amended, against Carrols. The complaint alleged that Carrols engaged in a pattern or practice of unlawful discrimination, harassment and retaliation against former and current female employees. The EEOC ultimately attempted to present evidence of 511 individuals that it believed constituted the “class” of claimants for which it was seeking monetary and injunctive relief from Carrols. On April 20, 2005, the Court issued a decision and order granting Carrols’ Motion for Summary Judgment that it filed in January 2004, dismissing the EEOC’s pattern or practice claim. Carrols then moved for summary judgment against the claims of the 511 individual claimants. On March 2, 2011, the Court issued a decision and order granting summary judgment against the claims of all but 131 of the 511 individual claimants and dismissed 380 of the individual claimants from the case. Both the EEOC and Carrols subsequently filed motions for reconsideration in part of the Court’s March 2, 2011 decision and order, which motions were denied by the Court in a decision and order issued February 10, 2012. Pursuant to the Court’s order the parties submitted on March 1, 2012 letter briefs outlining their respective proposals on how the Court should proceed with the trials of the remaining claimants. The Court has ruled in part on the March 1, 2012 letter briefs requiring that depositions of the remaining claimants and other identified witnesses should move forward to be completed in 2012.

Subject to possible appeal by the EEOC, the EEOC’s pattern or practice claim is dismissed however; the Court has yet to determine how the claims of the individual claimants will proceed. Although Carrols believes that the EEOC’s continued class litigation argument is without merit, it is not possible to predict the outcome of that matter on an appeal, if one is taken. We do not believe that any of the remaining claims,individually or in the aggregate, would have a material adverse impact on our business, results of operations or financial condition.
Item 1A. Risk Factors

Part II-Item 1A of our Quarterly Report on Form 10-Q for the quarter ended July 1, 2012 describes important factors that could materially adversely affect our business, consolidated financial condition or results of operations or cause our operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-Q or presented elsewhere by management from time-to-time. There have been no material changes from the risk factors previously disclosed in our Quarterly Report on Form 10-Q for the quarter ended July 1, 2012.

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

CARROLS RESTAURANT GROUP, INC.

Date: November 9, 2012	/s/ Daniel T. Accordino
(Signature)
Daniel T. Accordino Chief Executive Officer

Date: November 9, 2012	/s/ Paul R. Flanders
(Signature)
Paul R. Flanders Vice President – Chief Financial Officer and Treasurer