Form 10-K
period 2012-12-30
CARROLS RESTAURANT GROUP, INC.
filed 2013-03-12
CIK 809248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-33174
CARROLS RESTAURANT GROUP, INC.
(Exact name of Registrant as specified in its charter)

Delaware	16-1287774
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

968 James Street, Syracuse, New York	13203
(Address of principal executive office)	(Zip Code)
Registrant’s telephone number, including area code: (315) 424-0513
Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name on each exchange on which registered:
Common Stock, par value $.01 per share	The NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes     ☐   No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    Yes    ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of March 5, 2013 Carrols Restaurant Group, Inc. had 23,669,558 shares of its common stock, $.01 par value, outstanding. The aggregate market value of the common stock held by non-affiliates as of July 1, 2012 of Carrols Restaurant Group, Inc. was $106,967,930.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for Carrols Restaurant Group, Inc's 2013 Annual Meeting of Stockholders, which is expected to be filed pursuant to Regulation 14A no later than 120 days after the conclusion of Carrols Restaurant Group, Inc.'s fiscal year ended December 30, 2012 are incorporated by reference into Part III of this annual report.

CARROLS RESTAURANT GROUP, INC.
FORM 10-K
YEAR ENDED DECEMBER 30, 2012

PART I—FINANCIAL INFORMATION
PART I
Throughout this Annual Report on Form 10-K, we refer to Carrols Restaurant Group, Inc. as “Carrols Restaurant Group” and, together with its consolidated subsidiaries, as “we”, “our” and “us” unless otherwise indicated or the context otherwise requires. Any reference to “Carrols” refers to our wholly-owned subsidiary, Carrols Corporation, a Delaware corporation, and its consolidated subsidiaries, unless otherwise indicated or the context otherwise requires. Any reference to “Carrols LLC” refers to Carrols' direct subsidiary, Carrols LLC, a Delaware limited liability company, unless otherwise indicated or the context otherwise requires. Any reference to “Fiesta Restaurant Group” or “Fiesta” refers to our former indirect wholly-owned subsidiary, Fiesta Restaurant Group, Inc., a Delaware corporation, and its consolidated subsidiaries unless otherwise indicated or the context otherwise requires.
We use a 52 or 53 week fiscal year ending on the Sunday closest to December 31. Our fiscal years ended December 28, 2008, January 2, 2011, January 1, 2012 and December 30, 2012 each contained 52 weeks. Our fiscal year ended January 3, 2010 contained 53 weeks.
In this Annual Report on Form 10-K, we refer to information, forecasts and statistics regarding the restaurant industry. Unless otherwise indicated, all restaurant industry data in this Annual Report on Form 10-K refers to the U.S. restaurant industry and is taken from or based upon the Technomic Inc. (“Technomic”) report entitled “2012 Technomic Top 500 Chain Restaurant Report.” In this Annual Report on Form 10-K we also refer to information, forecasts and statistics from the U.S. Census Bureau and the U.S. Department of Agriculture. Any reference to BKC in this Annual Report on Form 10-K refers to Burger King Worldwide, Inc. and its wholly-owned subsidiaries, including Burger King Corporation. Unless otherwise indicated, information regarding BKC in this Annual Report on Form 10-K has been made publicly available by BKC. The information, forecasts and statistics we have used from Technomic may reflect rounding adjustments.
Forward-Looking Statements
This 2012 Annual Report on Form 10-K contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements that are predictive in nature or that depend upon or refer to future events or conditions are forward-looking statements. These statements are often identified by the words “may,” “might,” “will,” “should,” “anticipate,” “believe,” “expect,” “intend,” “estimate,” “hope”, “plan” or similar expressions. In addition, expressions of our strategies, intentions or plans are also forward looking statements. These statements reflect management's current views with respect to future events and are subject to risks and uncertainties, both known and unknown. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their date. There are important factors that could cause actual results to differ materially from those in forward-looking statements, many of which are beyond our control. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected or implied in the forward-looking statements. We have identified significant factors that could cause actual results to differ materially from those stated or implied in the forward-looking statements. For more information, please see Item 1A-Risk Factors. We believe important factors that could cause actual results to differ materially from our expectations include the following, in addition to other risks and uncertainties discussed herein:

•	The effect of the tax-free spin-off of Fiesta by us;

•	The potential tax liability associated with the spin-off of Fiesta by us;

•	Effectiveness of the Burger King advertising programs and the overall success of the Burger King brand;

•	Increases in food costs and other commodity costs;

•	Competitive conditions;

•	Our ability to integrate any businesses we acquire, including the 278 restaurants we acquired from BKC in 2012;

•	Regulatory factors;

•	Environmental conditions and regulations;

•	General economic conditions, particularly in the retail sector;

•	Weather conditions;

•	Fuel prices;

•	Significant disruptions in service or supply by any of our suppliers or distributors;

•	Changes in consumer perception of dietary health and food safety;

•	Labor and employment benefit costs, including the effects of healthcare reform;

•	The outcome of pending or future legal claims or proceedings;

•	Our ability to manage our growth and successfully implement our business strategy;

•	Our borrowing costs and credit ratings, which may be influenced by the credit ratings of our competitors;

•	The availability and terms of necessary or desirable financing or refinancing and other related risks and uncertainties;

•	The risk of an act of terrorism or escalation of any insurrection or armed conflict involving the United States or any other national or international calamity;

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

•	Other factors discussed under Item 1A - "Risk Factors" and elsewhere herein.

ITEM 1. BUSINESS

Overview
Our Company
We are the largest Burger King® franchisee in the world, based on number of restaurants, and have operated Burger King restaurants since 1976. As of December 30, 2012, we owned and operated 572 Burger King restaurants located in 13 Northeastern, Midwestern and Southeastern states. Burger King restaurants feature the popular flame-broiled Whopper® sandwich, as well as a variety of hamburgers, chicken and other specialty sandwiches, french fries, salads, breakfast items, snacks, smoothies, frappes and other offerings. We believe that our size, seasoned management team, extensive operating infrastructure, experience and proven operating disciplines differentiate us from many of our competitors as well as many other Burger King operators.
On May 7, 2012, we completed the spin-off of Fiesta Restaurant Group, which included the Pollo Tropical and Taco Cabana restaurant businesses, through the distribution in the form of a pro rata dividend of all of Fiesta Restaurant Group's issued and outstanding common stock to our stockholders whereby each stockholder of record of Carrols Restaurant Group on April 26, 2012 received one share of Fiesta Restaurant Group's common stock for every one share of our common stock held, which we refer to as the "spin-off". As a result of the spin-off, Fiesta Restaurant Group is now an independent public company whose common stock is traded on The NASDAQ Global Select Market under the symbol “FRGI.” We continue to own and operate Burger King® restaurants as a franchisee.
On May 30, 2012, we completed the acquisition of 278 Burger King restaurants from BKC, which we refer to as the "acquisition", for a purchase price consisting of (i) a 28.9% equity ownership interest in Carrols Restaurant Group, (ii) $3.8 million for cash on hand and inventory at the acquired restaurants and (iii) $9.4 million of franchise fees and $3.8 million for BKC’s assignment of its right of first refusal on franchisee restaurant transfers in 20 states ("ROFR") pursuant to an Operating Agreement, which we refer to as the "operating agreement", dated as of May 30, 2012 with BKC. The amount for the ROFR is payable in quarterly payments over five years and the first quarterly payment of $0.2 million was made at closing on May 30, 2012. We also entered into new franchise agreements pursuant to the acquisition purchase agreement and operating agreement and entered into leases with BKC for all of the acquired restaurants, including leases for 81 restaurants owned in fee by BKC and subleases for 197 restaurants under terms substantially the same as BKC’s underlying leases for those properties. Pursuant to the operating agreement, we also agreed to remodel 455 Burger King restaurants to BKC’s 20/20 restaurant image, including 57 restaurants in 2012, 154 restaurants in 2013, 154 restaurants in 2014 and 90 restaurants in 2015.
We refer to the 278 restaurants acquired from BKC as our "acquired restaurants" and our restaurants operated prior to the acquisition are referred to as our "legacy restaurants". For the fiscal year ended December 30, 2012, our legacy restaurants generated revenues of $365.3 million, our legacy comparable Burger King restaurant sales increased 7.1%, and generated average annual sales per restaurant of $1,244,000. For the fiscal year ended December 30, 2012, the acquired restaurants had total revenues of $174.3 million.
Industry
The Restaurant Market
According to Technomic, in 2011, total restaurant industry revenues in the United States were approximately $370.2 billion, representing an increase of 2.5% from 2010. Technomic projects total restaurant industry revenue to grow by 2.9% in 2012. Restaurant sales historically have closely tracked several macroeconomic indicators and we believe that “away-from-home” food consumption will continue to rebound as the economy recovers. Historically, unemployment has been inversely related to restaurant sales and, as the unemployment rate decreases, and disposable income increases restaurant sales have increased. In 2011, 47.5% of food dollars were spent on food away from home and demand continues to outpace at-home dining, with food away from home projected to surpass at-home dining in 2021 according to the U.S. Department of Agriculture.
Limited-service Restaurants.    Limited-service restaurants are distinguished by high speed of service and efficiency, convenience, limited menu and service and value pricing. According to Technomic in 2011, sales at all limited-service restaurants in the United States were $200.9 billion, an increase of 3.1% from 2010 and representing 54.3% of total U.S. restaurant industry sales. This constitutes an increase in overall market share when compared to the 53.9% of total U.S. restaurant industry sales attributed to limited-service restaurants in 2010. According to Technomic, in 2012, sales for limited-service restaurants are projected to increase 3.5%.
Technomic reports that sales in the limited-service industry in 2011 were divided by menu category as follows:

At $68.9 billion in sales in 2011, the Burger menu category is the largest within the limited-service segment, representing 34% of limited-service restaurant 2011 sales. According to Technomic, sales in the Burger menu category grew by 3.7% in 2011 and are forecasted to grow by 4.1% in 2012, outpacing the overall limited-service segment. The Burger menu category is the fifth fastest-growing menu category in the limited-service restaurant segment by sales.
According to Technomic, in 2011, franchises contributed 72% of sales to the limited-service restaurant segment and accounted for eight out of ten stores.
According to BKC, as of December 31, 2012, there were a total of 12,997 Burger King restaurants, of which 12,579 were franchised restaurants and 7,476 were located in the United States and Canada. Burger King is the second largest hamburger restaurant chain in the world (as measured by number of restaurants) and we believe that the Burger King brand is one of the world's most recognized consumer brands. Burger King restaurants are part of the Burger menu category within the limited service segment. Burger King restaurants have a distinctive image and are generally located in high-traffic areas throughout the United States. Burger King restaurants are designed to appeal to a broad spectrum of consumers, with multiple day-part meal segments targeted to different groups of consumers.
BKC's marketing strategy is characterized by its HAVE IT YOUR WAY® service, flame grilling, generous portions and competitive prices. Burger King restaurants feature flame-grilled hamburgers, the most popular of which is the Whopper sandwich, a large, flame-grilled hamburger garnished with mayonnaise, lettuce, onions, pickles and tomatoes. The basic menu of all Burger King restaurants also includes a variety of hamburgers, chicken and other specialty sandwiches, french fries, salads, breakfast items, snacks, and other offerings. BKC and its franchisees have historically spent between 4% and 5% of their respective sales on marketing, advertising and promotion to sustain high brand awareness. In 2012, BKC launched marketing initiatives to reach a more diverse consumer base and has introduced a number of new and enhanced menu items to broaden offerings and drive customer traffic in all day parts.

Our Burger King restaurants are typically open seven days per week and generally have operating hours ranging from 6:00 am to midnight on Sunday to Wednesday and 2:00 am on Thursday to Saturday.
We believe that the competitive attributes of Burger King restaurants include significant brand recognition, convenience of location, quality, speed of service and price.
Our existing restaurants consist of one of several building types with various seating capacities. Our typical freestanding restaurant contains approximately 2,800 to 3,200 square feet with seating capacity for 90 to 100 customers, has drive-thru service windows and has adjacent parking areas. The building types for recently constructed or remodeled Burger King restaurants utilize 2,600 square feet and typically have seating capacity for 60 to 70 customers. As of December 30, 2012, almost all of our restaurants were freestanding. We operate our restaurants under franchise agreements with BKC.
Our Competitive Strengths
We believe we have the following competitive strengths pertaining to our restaurants:
Largest Burger King Franchisee.    We are BKC's largest franchisee in the world, based on number of restaurants, and are well positioned to leverage the scale and marketing of one of the most recognized brands in the restaurant industry. We believe the geographic dispersion of our restaurants will provide us with stability and enhanced growth opportunities in many of the markets in which we operate. We also believe that our large number of restaurants increases our ability to effectively manage the brand awareness of the Burger King brand in certain markets.
Operational Expertise.     Our focus is on leveraging our operational expertise in order to optimize the performance of our restaurants. We have developed sophisticated information and operating systems that enable us to measure and monitor key metrics in order to optimize operational performance, sales and profitability. We believe that our experienced management team, operating culture, effective operating systems and infrastructure enable us to operate more efficiently than many other Burger King operators, resulting in better restaurant margins and overall performance.
Distinct Brand with Global Recognition, Innovative Marketing and New Product Development.     As Burger King's largest franchisee, we benefit from, and rely on, BKC's extensive marketing, advertising and product development capabilities to drive sales and generate restaurant traffic. Over the years, BKC has launched innovative and creative multimedia advertising campaigns that highlight the popular relevance of the Burger King brand. Ad Week has named Burger King one of the top three industry-changing advertisers within the last three decades.

Consistent Operating History.    We believe our long-term track record of operating and financial management capabilities has resulted in consistent and stable cash flows and has demonstrated our ability to prudently manage financial leverage through a variety of economic cycles. We believe our cash flow will continue to allow us to fund our ongoing operations and capital expenditure needs while also providing the capital necessary to service our debt.

Strategic Relationship with Burger King Corporation.    We believe that the structure of the acquisition of the acquired restaurants strengthens our well-established relationship with BKC and further aligns our common interests to grow our business and the Burger King business as a whole. The consideration to BKC included a 28.9% equity interest in Carrols Restaurant Group. BKC's President, North America, Steven M. Wiborg, and Chief Financial Officer, Daniel Schwartz, joined our board of directors upon the closing of the acquisition of the acquired restaurants on May 30, 2012.
Experienced Management Team with a Proven Track Record.    We believe that our senior management team's extensive experience in the restaurant industry and its long and successful history of developing, acquiring, integrating and operating quick-service restaurants provides us with a competitive advantage. Our operations are overseen by our Chief Executive Officer, Dan Accordino, who has over 40 years of Burger King and quick-service restaurant experience and eight Regional Directors that have an average of 26 years of Burger King restaurant experience. Seventy-three district managers support the Regional Directors, many of which have over 15 years of restaurant management experience in the Burger King system. Our operations management is further supported by our infrastructure of financial, information systems, real estate and human resources professionals. Our management team has a successful history of managing strategic transformations, and over the past 20 years, we have (prior to giving effect to the acquisition of the acquired restaurants) doubled the number of Burger King restaurants we own and operate, largely through acquisitions. In addition, we successfully acquired, integrated and expanded the Pollo Tropical and Taco Cabana brands, which we acquired in 1998 and in 2000, respectively. The Pollo Tropical and Taco Cabana brands are now owned and operated by Fiesta Restaurant Group which was spun-off by us on May 7, 2012.

Our Business Strategies
Our primary business strategies are as follows:
Increase Restaurant Sales and Customer Traffic.    BKC has identified and implemented a number of strategies to reinvigorate the brand, increase market share, improve overall operations and drive future growth. These strategies are central to our strategic objectives to deliver profitable growth.

•
Product. On April 2, 2012, BKC launched one of the broadest expansions of food offerings in its 58-year history, including the introduction of Thick Cut Fries, Garden Fresh Salads, Wraps, Real Fruit Smoothies and Frappes. There have also been a number of enhancements to food preparation procedures to improve the quality of BKC's existing products. These new menu platforms and quality improvements form the backbone of BKC's strategy to appeal to a broader consumer base and to increase restaurant sales.

•
Image. We have agreed to remodel 455 restaurants over the next three and a half years beginning in 2012 to BKC's “20/20” restaurant image which features a fresh, sleek, eye-catching design. The restaurant redesign incorporates easy-to-navigate digital menu boards in the dining room, streamlined merchandising at the drive-thru, flat screen televisions in the dining area and new employee uniforms. We believe the restaurant remodeling plan will improve our guests' dining experience, increase dining frequency and help drive increases in average check size from more dine-in visits.

•
Advertising. We believe that we will continue to benefit from BKC's advertising support of its new menu, product enhancement and reimaging initiatives. In late 2011, BKC launched a revamped national, multi-platform marketing campaign centered on the quality of its food, featuring both new and core offerings. The campaign, which featured celebrities, highlighted the new menu platforms and returned the brand to its roots with a refreshed focus on the flagship Whopper sandwich. This campaign has, and we believe will continue to, broaden the appeal of the brand while increasing customer frequency and brand loyalty.

Improve Profitability of Acquired Restaurants by Leveraging Our Existing Infrastructure and Best-Practices.    With the acquisition of 278 restaurants from BKC, we believe we can realize benefits from economies of scale, including leveraging our existing infrastructure across a larger number of restaurants. Additionally, we believe that our skilled management team, sophisticated information technology, operating systems and training and development programs support our ability to enhance operating efficiencies at the acquired restaurants. We have identified a number of opportunities to enhance the profitability of the newly acquired restaurants and we believe, over time, these new restaurants can achieve comparable levels of profitability and operational efficiency as our current store base.
Selectively Acquire and Develop Additional Burger King Restaurants.    As of December 30, 2012 we operated 572 Burger King restaurants, making us the largest Burger King franchisee in the world. In addition, as a part of the acquisition, BKC assigned to us its ROFR and granted us certain pre-approval rights to acquire additional franchised restaurants and to develop new restaurants in certain markets. Due to the number of restaurants and franchisees in the Burger King franchise system and our historical success in acquiring and integrating restaurants, we believe that there is considerable opportunity for future growth. While our primary focus in the near-term is to successfully integrate, remodel and improve the profitability of the acquired restaurants, we believe that the assignment of the ROFR and the pre-approval to acquire and develop additional restaurants provide us with the opportunity to expand our ownership of Burger King restaurants in the future through selective acquisitions and new restaurant openings.

Restaurant Economics
Selected restaurant operating data for our restaurants is as follows:

	Year Ended
	January 2, 2011 (1)	January 1, 2012 (1)	December 30, 2012 (1)
Average weekly sales per restaurant:
Legacy	$22,346	$22,187	$23,931
Acquired	$—	$—	$20,681
Average sales transaction	$5.44	$5.80	$6.00
Drive-through sales as a percentage of total sales	65.0%	64.9%	64.9%
Day-part sales percentages:
Breakfast	13.8%	13.1%	14.3%
Lunch	31.9%	32.1%	31.5%
Dinner	26.8%	27.1%	26.6%
Afternoon and late night	27.5%	27.7%	27.6%

(1)	Average weekly sales per restaurant are derived by dividing restaurant sales by the average number of restaurants operating during the period.
Restaurant Capital Costs
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
The cost of developing and equipping new restaurants can vary significantly and depends on a number of factors, including the local economic conditions and the characteristics of a particular site. Accordingly, the cost of opening new restaurants in the future may differ substantially from, and may be significantly higher than, both the historical cost of restaurants previously opened and the estimated costs above.
We anticipate that the cost of remodeling certain of our restaurants and certain of the acquired restaurants to BKC's 20/20 restaurant image pursuant to the operating agreement will generally range from $200,000 to $500,000 per restaurant with an average cost of approximately $300,000 per restaurant.
Seasonality
Our business is moderately seasonal due to regional weather conditions. Due to the location of our restaurants, sales are generally higher during the summer months than during the winter months. The acquired restaurants have somewhat moderated the seasonal impact on our business.

Restaurant Locations
The following table details the locations of our 572 Burger King restaurants as of December 30, 2012:

State	Total Restaurants
Indiana	73
Kentucky	17
Maine	4
Massachusetts	1
Michigan	23
New Jersey	2
New York	116
North Carolina	140
Ohio	85
Pennsylvania	34
South Carolina	32
Vermont	1
Virginia	44
Total	572

Operations
Management Structure
We conduct substantially all of our executive management, finance, marketing and operations support functions from our corporate headquarters in Syracuse, New York. Carrols Restaurant Group is led by our Chief Executive Officer and President, Daniel T. Accordino. Mr. Accordino has over 40 years of Burger King and quick-service restaurant experience at our company.
Our Burger King operations for our restaurants are overseen by eight Regional Directors, three of whom are Vice Presidents, that have an average of over 26 years of Burger King restaurant experience. Seventy three district managers support the Regional Directors for our restaurants.
For our restaurants, a district manager is responsible for the direct oversight of the day-to-day operations of an average of approximately seven restaurants. Typically, district managers have previously served as restaurant managers at one of our restaurants. Regional directors, district managers and restaurant managers are compensated with a fixed salary plus an incentive bonus based upon the performance of the restaurants under their supervision. Typically, our restaurants are staffed with hourly employees who are typically supervised by a salaried manager and two or three salaried assistant managers.
Training
We maintain a comprehensive training and development program for all of our personnel and provide both classroom and in-restaurant training for our salaried and hourly personnel. The program emphasizes system-wide operating procedures, food preparation methods and customer service standards. BKC's training and development programs are also available to us as a franchisee.
Management Information Systems
Our sophisticated management information systems provide us with the ability to efficiently and effectively manage our restaurants and to ensure consistent application of operating controls at our restaurants. Our size also affords us the ability to maintain an in-house staff of information technology and restaurant systems professionals dedicated to continuously enhancing our systems. In addition, these capabilities allow us to integrate newly developed restaurants or restaurants that we acquire and achieve greater economies of scale and operating efficiencies. We retained the existing point-of-sale (POS) systems used at the acquired restaurants following the acquisition while implementing our critical labor and inventory management systems. We plan to implement our POS system software at the acquired restaurants beginning in 2013.
We installed new POS systems at all of our legacy restaurants in 2011 and in the first half of 2012. Our restaurants employ touch-screen POS systems that are designed to facilitate accuracy and speed of order taking. These systems are user-friendly, require limited cashier training and improve speed-of-service through the use of conversational order-taking techniques. The POS systems are integrated with PC-based applications at the restaurant that are designed to facilitate financial and management control of our restaurant operations.

Our restaurant systems provide daily tracking and reporting of traffic counts, menu item sales, labor and food data including costs, and other key operating information for each restaurant. We communicate electronically with our restaurants on a continuous basis, which enables us to collect this information for use in our corporate management systems in near real-time. Our corporate headquarters manages web-based systems that support all of our accounting, operating and reporting systems. We also operate a 24-hour, seven-day help desk at our corporate headquarters that enables us to provide systems and operational support to our restaurant operations as required. Among other things, our restaurant information systems provide us with the ability to:

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
Site Selection
We believe that the location of our restaurants is a critical component of each restaurant's success. We evaluate potential new sites on many critical criteria including accessibility, visibility, costs, surrounding traffic patterns, competition and demographic characteristics. Our senior management determines the acceptability of all acquisition prospects and new sites, based upon analyses prepared by our real estate, financial and operations professionals.
Pursuant to the operating agreement, we agreed to remodel 455 Burger King restaurants to BKC's 20/20 restaurant image, including a minimum of 57 restaurants in 2012, 154 restaurants in 2013, 154 restaurants in 2014 and 90 restaurants in 2015, subject to and in accordance with the terms of the operating agreement. We completed 80 restaurant remodels to the 20/20 image in 2012. BKC's 20/20 restaurant design draws inspiration from its signature flame-grilled cooking process and incorporates a variety of innovative elements to a backdrop that evokes the industrial look of corrugated metal, brick, wood and concrete.
Burger King Franchise Agreements
Each of our Burger King restaurants operates under a separate franchise agreement with BKC. Our franchise agreements with BKC generally require, among other things, that all restaurants comply with specified design criteria and operate in a prescribed manner, including utilization of the standard Burger King menu. In addition, our Burger King franchise agreements generally require that our restaurants conform to BKC's current image and provide for remodeling of our restaurants during the tenth year of the agreements to conform to such current image, which may require the expenditure of considerable funds. These franchise agreements with BKC generally provide for an initial term of 20 years and currently have an initial franchise fee of $50,000. In the event that we terminate any franchise agreement and close the related BKC restaurant prior to the expiration of its term, we may be required to pay BKC an amount based on the net present value of the royalty stream that would have been realized by BKC had such franchise agreement not been terminated. Any franchise agreement, including renewals, can be extended at our discretion for an additional 20-year term, with BKC's approval, provided that, among other things, the restaurant meets the current Burger King operating and image standards and that we are not in default under the terms of the franchise agreement. The franchise agreement fee for subsequent renewals is currently $50,000. BKC may terminate any of the franchise agreements if an act of default is committed by us under these agreements and such default is not cured. Defaults under the franchise agreements include, among other things, our failure to operate such Burger King restaurant in accordance with the operating standards and specifications established by BKC (including failure to use equipment, uniforms or decor approved by BKC), our failure to sell products approved or designated by BKC, our failure to pay royalties or advertising and sales promotion contributions as required, our unauthorized sale, transfer or assignment of such franchise agreement or the related restaurant, certain events of bankruptcy or insolvency with respect to us, conduct by us or our employees that has a harmful effect on the Burger King restaurant system, conviction of us or our executive officers for certain indictable offenses, our failure to maintain a responsible credit rating or the acquisition by us of an interest in any other hamburger restaurant business. We are not in default under any of the franchise agreements with BKC.
Pursuant to the operating agreement, we entered into franchise agreements with BKC for the acquired restaurants with terms of varying durations up to 20 years, depending upon the term of the underlying leases or subleases. Each franchise agreement provides for a royalty rate of 4.5% of sales, an advertising contribution payment of 4% of sales and investment spending on advertising of no less than 0.75% of restaurant sales in the designated market areas where the franchised restaurants are located (unless a lessor amount is approved by 66.7% of the franchisees in the respective DMA). Pursuant to the new franchise agreements for the acquired restaurants, we paid BKC a franchise fee of $50,000 for each franchise agreement with a term of 20 years with a pro rata reduction in the amount of the franchise fee for franchise agreements with terms of less than 20 years. We paid BKC approximately $13.3 million in the aggregate for franchise fees with respect to the acquired restaurants.
In order to obtain a successor franchise agreement with BKC, a franchisee is typically required to make capital improvements to the restaurant to bring it up to BKC's current image standards. The cost of these improvements may vary widely depending upon the magnitude of the required changes and the degree to which we have made interim improvements to the restaurant. At December 30, 2012, including the franchise agreements we entered into with BKC for the acquired restaurants, we have 9 franchise agreements due to expire in 2013, 34 franchise agreements due to expire in 2014 and 28 franchise agreements due to expire in 2015. In recent years, the historical costs of improving our Burger King restaurants in connection with franchise renewals generally have ranged from $200,000 to $500,000 per restaurant. The cost of capital improvements made in connection with future franchise agreement renewals may differ substantially from past franchise renewals depending on the current image requirements established from time to time by BKC. Certain of our restaurants with franchise agreements due to expire in 2013, 2014 and 2015, if the franchise agreements for such restaurants are renewed, are included in the remodel plan set forth in the operating agreement.
We believe that we will be able to satisfy BKC's normal franchise agreement renewal criteria. Accordingly, we believe that renewal franchise agreements will be granted on a timely basis by BKC at the expiration of our existing franchise agreements. Historically, BKC has granted all of our requests for successor franchise agreements. However, there can be no assurances that BKC will grant these requests in the future.
We evaluate the performance of our Burger King restaurants on an ongoing basis. Such evaluation depends on many factors, among other things, including our assessment of the anticipated future operating results of the subject restaurants and the cost of required capital improvements that we would need to commit for such restaurants. If we determine that a Burger King restaurant is under-performing, or that we do not anticipate an adequate return on the capital required to renew the franchise agreement, we may elect to close such restaurant. We may also relocate (offset) a restaurant within its trade area and build a new Burger King restaurant as part of the franchise renewal process. In 2012, we closed four Burger King restaurants, which included one acquired restaurant. In 2011, we closed a total of nine Burger King restaurants, which included one location that was offset. However, based on the current operating results of these restaurants, we believe that the impact on our results of operations as a result of such restaurant closures will not be material, although there can be no assurance in this regard. Our determination to close these restaurants is subject to further evaluation and may change. Additionally, we will have the right, at our election, to close a very small number of acquired restaurants predetermined under the terms of the operating agreement. We may also elect to close additional Burger King restaurants in the future.
In addition to the initial franchise fee, we generally pay BKC a monthly royalty. The royalty rate for both new restaurants and for successor franchise agreements is 4.5% of sales. The royalty rate was increased from 3.5% to 4.5% of sales in 2000, and generally for restaurants in existence in 2000, becomes effective upon the renewal of the franchise agreement. Burger King royalties, as a percentage of our Burger King restaurant sales, were 4.2% in 2012 and 4.0% in both 2011 and 2010. Royalty payments to BKC under new franchise agreements for the acquired restaurants are at a contractual rate of 4.5%. We anticipate our Burger King royalties, as a percentage of our Burger King restaurant sales, including the acquired restaurants, will increase to 4.3% in 2013 as a result of the terms outlined above.
We also generally contribute 4% of restaurant sales from our Burger King restaurants to fund BKC's national and regional advertising. BKC engages in substantial national and regional advertising and promotional activities and other efforts to maintain and enhance the Burger King brand. From time to time we supplement BKC's marketing with our own local advertising and promotional campaigns. See “- Advertising and Promotion” below.
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
Except as set forth in the operating agreement, we are required to obtain BKC's consent before we acquire existing Burger King restaurants from other franchisees or develop new Burger King restaurants. BKC also has the right of first refusal to purchase any Burger King restaurant that is being offered for sale by a franchisee. To date, BKC has approved almost all of our acquisitions of Burger King restaurants from other franchisees. Pursuant to the operating agreement, BKC assigned its ROFR to us in 20 states as follows: Connecticut (except Hartford county), Delaware, Indiana, Kentucky, Maine, Maryland, Massachusetts (except for

Middlesex, Norfolk and Suffolk counties), Michigan, New Hampshire, New Jersey, New York (except for Bronx, Kings, Nassau, New York, Queens, Richmond, Suffolk and Westchester counties), North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina, Vermont, Virginia, Washington DC, and West Virginia and granted us franchise pre-approval to build new Burger King restaurants or acquire Burger King restaurants from Burger King franchisees until the date that we operate 1,000 Burger King restaurants.
Advertising and Promotion
We are generally required to contribute 4% of restaurant sales from our restaurants to an advertising fund utilized by BKC for its advertising, promotional programs and public relations activities. Pursuant to the operating agreement, the franchise agreements for the acquired restaurants provide for an advertising contribution of 4% of restaurant sales and investment spending of no less than 0.75% of restaurant sales in the designated market areas where the franchised restaurants are located, subject to certain other conditions and limitations. BKC's advertising programs consist of national campaigns supplemented by local advertising. BKC's advertising campaigns are generally carried on television, radio and in circulated print media (national and regional newspapers and magazines). As a percentage of our restaurant sales advertising expense was 4.1% in 2012 and 4.2% in each of 2011 and 2010. For 2013 we anticipate advertising expense to be approximately 4.8% of restaurant sales.
The efficiency and quality of advertising and promotional programs can significantly affect the quick-service restaurant businesses. We believe that one of the major advantages of being a Burger King franchisee is the value of the extensive national and regional advertising and promotional programs conducted by BKC. In addition to the benefits derived from BKC's advertising spending, we sometimes supplement BKC's advertising and promotional activities with our own local advertising and promotions, including the purchase of additional television, radio and print advertising. The concentration of our Burger King restaurants in many of our markets permits us to leverage advertising in those markets. We also utilize promotional programs, such as combination value meals and discounted prices, targeted to our customers, in order to create a flexible and directed marketing program.
In connection with BKC's 2011 initiatives to support the installation of digital menu boards, the introduction of new menu items and enhancements to the quality of our food preparation, we made expenditures in our restaurants of approximately $9.0 million in 2011 and $0.5 million in 2012. Beginning in 2012, BKC reduced the required advertising contribution by $5,400 per restaurant per year through 2015, for those restaurants whose expenditures included a digital menu board, and $3,000 per restaurant per year through 2015, for those restaurants whose expenditures excluded a digital menu board. At December 30, 2012 we had 284 Burger King restaurants qualifying for the $5,400 per year advertising reduction and 11 Burger King restaurants qualifying for the $3,000 per year advertising reduction. In addition, to receive the advertising reductions prospectively we must be in full compliance with our franchise agreements including being current on all payments to BKC for royalties, advertising and occupancy related charges.
Suppliers
We are a member of a national purchasing cooperative, Restaurant Services, Inc., which we refer to as "RSI", created for the Burger King system. RSI is a non-profit independent cooperative that acts as the purchasing agent for approved distributors to the Burger King system and serves to negotiate the lowest cost for the system. We use our purchasing power to negotiate directly with certain other vendors, to obtain favorable pricing and terms for supplying our restaurants. For our restaurants, we are required to purchase all of our foodstuffs, paper goods and packaging materials from BKC-approved suppliers. We currently utilize three distributors, Maines Paper & Food Service, Inc., Reinhart Food Service L.L.C. and MBM Food Service Inc., to supply our restaurants with the majority of their foodstuffs and, as of December 30, 2012, such distributors supplied 37%, 33% and 30%, respectively, of our restaurants. We may purchase non-food items such as kitchen utensils, equipment maintenance tools and other supplies from any suitable source so long as such items meet BKC product uniformity standards. All BKC-approved distributors are required to purchase foodstuffs and supplies from BKC-approved manufacturers and purveyors. BKC is responsible for monitoring quality control and supervision of these manufacturers and conducts regular visits to observe the preparation of foodstuffs, and to run various tests to ensure that only quality foodstuffs are sold to its approved suppliers. In addition, BKC coordinates and supervises audits of approved suppliers and distributors to determine continuing product specification compliance and to ensure that manufacturing plant and distribution center standards are met. Although we believe that we have alternative sources of supply available to our restaurants, in the event any distributor or supplier for our restaurants was unable to service us, this could lead to a disruption of service or supply at our restaurants until a new distributor or supplier is engaged, which could have an adverse effect on our business.
Quality Assurance
Our operational focus is closely monitored to achieve a high level of customer satisfaction via speed of service, order accuracy and quality of service. Our senior management and restaurant management staffs are principally responsible for ensuring compliance with BKC's required operating procedures. We have uniform operating standards and specifications relating to the quality, preparation and selection of menu items, maintenance and cleanliness of the premises and employee conduct. In order to maintain compliance with these operating standards and specifications, we distribute to our restaurant operations management team detailed reports measuring compliance with various customer service standards and objectives, including feedback obtained directly from our customers through instructions given to them at the point of sale. The customer feedback is monitored by an independent agency and us and consists of evaluations of speed of service, quality of service, quality of our menu items and other operational objectives including the cleanliness of our restaurants. We also have our own staff that handle customer inquiries and complaints.
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
Trademarks
As a franchisee of Burger King, we also have contractual rights to use certain BKC-owned trademarks, service marks and other intellectual property relating to the Burger King concept. We have no proprietary intellectual property other than the Carrols logo and trademark.
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

are the most important competitive factors in the quick-service restaurant segment and that our restaurants effectively compete in each category.
Our largest competitors are McDonald's and Wendy's restaurants. According to Technomic, McDonald's restaurants had aggregate U.S. system-wide sales of $34.2 billion for the year ended December 31, 2011 and operated 14,098 restaurants in the United States at that date, and Wendy's restaurants had aggregate system-wide sales of $8.5 billion for the year ended December 31, 2011 and operated 5,876 restaurants in the United States at that date.
Employees
As of December 30, 2012, we employed approximately 17,050 persons of which approximately 170 were administrative personnel and approximately 16,880 were restaurant operations personnel. None of our employees are covered by collective bargaining agreements. We believe that our overall relations with our employees are good.
Availability of Information
We file annual, quarterly and current reports and other information with the Securities and Exchange Commission (the “SEC”). The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1 800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.
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
Our franchise agreements typically have a 20-year term after which BKC's consent is required to receive a successor franchise agreement. Our franchise agreements with BKC that are set to expire over the next three years are as follows: 9 in 2013, 34 in 2014 and 28 in 2015.
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
As part of our strategy, we intend to pursue the acquisition of additional Burger King restaurants. Pursuant to the operating agreement, dated as of May 30, 2012, between BKC and Carrols LLC, BKC assigned to us its right of first refusal under its franchise agreements with its franchisees to purchase all of the assets of a restaurant or all or substantially all of the voting stock of the franchisee, whether direct or indirect, on the same terms proposed between such franchisee and a third party purchaser in 20 states as follows: Connecticut (except Hartford county), Delaware, Indiana, Kentucky, Maine, Maryland, Massachusetts (except for Middlesex, Norfolk and Suffolk counties), Michigan, New Hampshire, New Jersey, New York (except for Bronx, Kings, Nassau, New York, Queens, Richmond, Suffolk and Westchester counties), North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina, Vermont, Virginia, Washington DC, and West Virginia, which we refer to as the "DMAs". In addition, pursuant to the operating agreement, BKC will grant us, on a non-exclusive basis, franchise pre-approval to, among other things, acquire restaurants from Burger King franchisees in the DMAs until the date that we operate 1,000 Burger King restaurants. As part of the franchise pre-approval, BKC will grant us pre-approval for acquisitions of restaurants from franchisees in the DMAs where we then have an existing Burger King restaurant, subject to and in accordance with the terms of the operating agreement. Although we believe that opportunities for future acquisitions may be available from time to time, competition for acquisition candidates may exist or increase in the future. Consequently, there may be fewer acquisition opportunities available to us as well as higher acquisition prices. There can be no assurance that we will be able to identify, acquire, manage or successfully integrate additional restaurants without substantial costs, delays or operational or financial problems. In the event we are able to acquire additional restaurants, the integration and operation of any acquired restaurants, including the acquired restaurants may place significant demands on our management, which could adversely affect our ability to manage our existing restaurants. We may be required to obtain additional financing to fund future acquisitions. There can be no assurance that we will be able to obtain additional financing on acceptable terms or at all. Both the new senior credit facility and the indenture governing the $150 million of 11.25% Senior Secured Second Lien Notes due 2018 (the "Notes") contain restrictive covenants that may prevent us from incurring additional debt or acquiring additional Burger King restaurants.
We could be adversely affected by food-borne illnesses, as well as widespread negative publicity regarding food quality, illness, injury or other health concerns.
Negative publicity about food quality, illness, injury or other health concerns (including health implications of obesity) or similar issues stemming from one restaurant or a number of restaurants could materially adversely affect us, regardless of whether they pertain to our own restaurants, other Burger King restaurants, or to restaurants owned or operated by other companies. For example, health concerns about the consumption of beef or chicken or by specific events such as the outbreak of “mad cow” disease and “avian” flu could lead to changes in consumer preferences, reduce consumption of our products and adversely affect our financial performance. These events could also reduce the available supply of beef or chicken or significantly raise the price of beef or chicken.
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
We obtain a significant portion of our revenues from the sale of hamburgers and various types of sandwiches. If consumer preferences for these types of foods change, it could have a material adverse effect on our operating results. The quick-service restaurant segment is characterized by the frequent introduction of new products, often supported by substantial promotional campaigns, and is subject to changing consumer preferences, tastes, and eating and purchasing habits. Our success depends on our ability to anticipate and respond to changing consumer preferences, tastes and dining and purchasing habits, as well as other factors affecting the restaurant industry, including new market entrants and demographic changes. We may be forced to make changes to our menu items in order to respond to changes in consumer tastes or dining patterns, and we may lose customers who do not prefer the new menu items. In recent years, numerous companies in the quick-service restaurant segments have introduced products positioned to capitalize on the growing consumer preference for food products that are, or are perceived to be, promoting good health, nutritious, low in calories and low in fat content. If BKC does not continually develop and successfully introduce new menu offerings that appeal to changing consumer preferences or if we do not timely capitalize on new products, our operating results could suffer. In addition, any significant event that adversely affects consumption of our products, such as cost, changing tastes or health concerns, could adversely affect our financial performance.
We are required to make substantial capital expenditures in connection with the acquisition of the acquired restaurants.
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
We are a member of a national purchasing cooperative, Restaurant Services, Inc., or “RSI,” which serves as the purchasing agent for approved distributors to the Burger King system. We are required to purchase all of our foodstuffs, paper goods and packaging materials from BKC-approved suppliers. We currently utilize three distributors for our restaurants, Maines Paper & Food Service, Inc., Reinhart Food Service L.L.C. and MBM Food Service Inc., to supply our restaurants in various geographical areas. As of December 30, 2012, such distributors supplied 37%, 33% and 30%, respectively of our restaurants. Although we believe that we have alternative sources of supply, in the event any distributors or suppliers are unable to service us, this could lead to a disruption of service or supply until a new distributor or supplier is engaged, which could have an adverse effect on our business.
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
After giving effect to the acquisition of the acquired restaurants in the second quarter of 2012, at December 30, 2012 35% of our restaurants are located in New York and Ohio and 30% of our restaurants are located in North Carolina and South Carolina. Therefore, the economic conditions, state and local government regulations, weather conditions or other conditions affecting New York, Ohio, North Carolina and South Carolina and other unforeseen events, including war, terrorism and other international conflicts may have a material impact on the success of our restaurants in those locations.
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
Our profitability and operating margins are dependent in part on our ability to anticipate and react to changes in food costs. Changes in the price or availability of certain food products could affect our ability to offer a broad menu and price offering to guests and could materially adversely affect our profitability and reputation. The type, variety, quality and price of produce, beef and poultry and cheese can be subject to change and to factors beyond our control, including weather, governmental regulation, availability and seasonality, each of which may affect our food costs or cause a disruption in our supply. For example, weather patterns in recent years have resulted in lower than normal levels of rainfall in key agricultural states such as California, impacting the price of water and the corresponding prices of food commodities grown in states facing drought conditions. Our food distributors or suppliers also may be affected by higher costs to produce and transport commodities used in our restaurants, higher minimum wage and benefit costs and other expenses that they pass through to their customers, which could result in higher costs for goods and services supplied to us. Although RSI is able to contract for certain food commodities for periods up to one year, the pricing and availability of some commodities used in our operations are not locked in for periods of longer than one week or at all. We do not use financial instruments to hedge our risk to market fluctuations in the price of beef, produce and other food products at this time. We may not be able to anticipate and react to changing food costs (including anticipated increases in food costs in 2013) through menu price adjustments in the future, which could negatively impact our results of operations.
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
We rely on information systems across our operations, including, for example, point-of-sale processing in our restaurants, management of our supply chain, collection of cash, and payment of obligations and various other processes and procedures. Our ability to efficiently manage our business depends significantly on the reliability and capacity of these systems. The failure of these systems to operate effectively, problems with maintenance, upgrading or transitioning to replacement systems or a breach in security of these systems could cause delays in customer service and reduce efficiency in our operations. Significant capital investments might be required to remediate any problems.

Carrols is currently a guarantor under 38 Pollo Tropical and Taco Cabana restaurant property leases and the primary lessee on five Pollo Tropical restaurant property leases, and any default under such property leases by Fiesta may result in substantial liabilities to us.
Carrols currently is a guarantor under 38 Pollo Tropical and Taco Cabana restaurant property leases. The Separation and Distribution Agreement, which we refer to as the "separation agreement", dated as of April 24, 2012 and entered into in connection with the spin-off among Carrols, Fiesta and us provides that the parties will cooperate and use their commercially reasonable efforts to obtain the release of such guarantees. Unless and until any such guarantees are released, Fiesta agrees to indemnify Carrols for any losses or liabilities or expenses that it may incur arising from or in connection with any such lease guarantees.
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

There are other restrictions imposed on us under current U.S. federal tax law for spin-offs and with which we will need to comply in order to preserve the favorable tax treatment of the distribution, such as limitations on sales or redemptions of our common stock for cash or other property following the spin-off.
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
Our executive officers, directors and BKC together beneficially own approximately 32.8% of our outstanding common stock as of March 5, 2013. In addition, due to the issuance of Series A Preferred Stock to BKC in connection with our acquisition of the acquired restaurants, BKC beneficially owns approximately 28.5% of our common stock as of March 5, 2013. In addition, our executive officers and directors (excluding directors affiliated with BKC) together beneficially own approximately 6.0% of our common stock outstanding as of March 5, 2013. As a result, our executive officers, directors and BKC, if they act as a group, will be able to significantly influence matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions such as mergers and acquisitions. The directors will have the authority to make decisions affecting our capital structure, including the issuance of additional debt and the declaration of dividends. BKC may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of us that other stockholders may view as beneficial, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately depress the market price of our common stock.
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
As a result of our substantial indebtedness, a significant portion of our cash flow will be required to pay interest and principal on our outstanding indebtedness, and we may not generate sufficient cash flow from operations, or have future borrowings available under our new senior credit facility, to enable us to repay our indebtedness, including the Notes, or to fund other liquidity needs. As of December 30, 2012, we had approximately $161.5 million of total indebtedness outstanding (consisting of $150.0 million of Notes, $1.2 million of lease financing obligations and $10.3 million of capital leases and other debt) and $14.6 million of availability under our senior credit facility (after reserving $5.4 million for letters of credit under our senior credit facility), which would effectively rank senior to the Notes.
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
We and our subsidiaries may be able to incur additional debt in the future, including debt that may be secured on a first lien basis or pari passu with the Notes. Although the new senior credit facility and the indenture governing the Notes contains restrictions on our ability to incur indebtedness, those restrictions are subject to a number of exceptions. In addition, if we are able to designate some of our restricted subsidiaries under the indenture governing the Notes as unrestricted subsidiaries, those unrestricted subsidiaries would be permitted to borrow beyond the limitations specified in the indenture governing the Notes and engage in other activities in which restricted subsidiaries may not engage. We may also consider investments in joint ventures or acquisitions, which may increase our indebtedness. Moreover, although our new senior credit facility and the indenture governing the Notes contains restrictions on our ability to make restricted payments, including the declaration and payment of dividends, we are able to make such restricted payments under certain circumstances. Adding new debt to current debt levels or making restricted payments could intensify the related risks that we and our subsidiaries now face.
The agreements governing our debt agreements restrict our ability to engage in some business and financial transactions and contain certain other restrictive terms.
Our debt agreements, such as the indenture governing the notes and the agreement governing our senior credit facility, restrict our ability in certain circumstances to, among other things:

•	incur additional debt;

•	pay dividends and make other distributions on, redeem or repurchase, capital stock;

•	make investments or other restricted payments;

•	enter into transactions with affiliates;

•	engage in sale and leaseback transactions;

•	sell all, or substantially all, of our assets;

•	create liens on assets to secure debt; or

•	effect a consolidation or merger.
Additionally, our senior credit facility requires cash collateralization of $20.0 million, the entire amount committed under the facility, whether drawn or undrawn, until such time as our lease adjusted leverage ratio (as defined in the senior credit facility) is less than 6.00x for two consecutive fiscal quarters.
These covenants limit our operational flexibility and could prevent us from taking advantage of business opportunities as they arise, growing our business or competing effectively. In addition, our senior credit facility requires us to maintain specified financial ratios and satisfy other financial condition tests. Our ability to meet these financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet these tests.

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
We are a holding company and have no direct operations and depend on dividends and other payments from our subsidiaries to generate the funds necessary to meet our financial obligations, including the payment of principal and interest on their outstanding debt. Our subsidiaries are legally distinct from us. Payment to us by our subsidiaries will be contingent upon our subsidiaries' earnings and other business considerations. The ability of our subsidiaries to pay dividends, make distributions, provide loans or make other payments to us may be restricted by applicable state and foreign laws, potentially adverse tax consequences and their agreements, including agreements governing their debt. As a result, we may not be able to access their cash flow to service our debt, including the notes, and we cannot assure you that the amount of cash and cash flow reflected on our financial statements will be fully available to us.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
As of December 30, 2012, we owned seven and leased 565 Burger King restaurant properties including six restaurants located in mall shopping centers, two restaurants located on military bases and twenty-two co-branded locations.
We typically enter into leases (including renewal options) ranging from 20 to 40 years. The average remaining term for all leases, including options, was approximately 20.9 years at December 30, 2012. Generally, we have been able to renew leases, upon or prior to their expiration, at the prevailing market rates, although there can be no assurance that this will continue to occur.
Most of our Burger King restaurant leases are coterminous with the related franchise agreements. We believe that we generally will be able to renew, at commercially reasonable rates, the leases whose terms expire prior to the expiration of that location's Burger King franchise agreement, although there can be no assurance that this will occur.
Most leases require us to pay utility and water charges and real estate taxes. Certain leases also require contingent rentals based upon a percentage of gross sales of the particular restaurant that exceed specified minimums. In some of our mall locations, we are also required to pay certain other charges such as a pro rata share of the mall's common area maintenance costs, insurance and security costs.
In addition to the restaurant locations set forth under Item 1. “Business-Restaurant Locations”, we own a building with approximately 25,300 square feet at 968 James Street, Syracuse, New York, which houses our executive offices and most of our administrative operations for our Burger King restaurants. We also lease six small regional offices that support the management of our Burger King restaurants.
ITEM 3. LEGAL PROCEEDINGS
On November 16, 1998, the Equal Employment Opportunity Commission (“EEOC”) filed suit in the United States District Court for the Northern District of New York (the “Court”), under Title VII of the Civil Rights Act of 1964, as amended, against Carrols. The complaint alleged that Carrols engaged in a pattern or practice of unlawful discrimination, harassment and retaliation against former and current female employees. The EEOC ultimately attempted to present evidence of 511 individuals that it believed constituted the “class” of claimants for which it was seeking monetary and injunctive relief from Carrols. On April 20, 2005, the Court issued a decision and order granting Carrols' Motion for Summary Judgment that it filed in January 2004, dismissing the EEOC's pattern or practice claim. Carrols then moved for summary judgment against the claims of the 511 individual claimants. On March 2, 2011, the Court issued a decision and order granting summary judgment against the claims of all but 131 of the 511 individual claimants and dismissed 380 of the individual claimants from the case. Both the EEOC and Carrols subsequently filed motions for reconsideration in part of the Court's March 2, 2011 decision and order, which motions were denied by the Court in a decision and order issued February 10, 2012. Pursuant to the Court's order the parties submitted on March 1, 2012 letter briefs outlining their respective proposals on how the Court should proceed with the trials of the remaining claimants. The Court had ruled in part on the March 1, 2012 letter briefs requiring that depositions of the remaining claimants and other identified witnesses was to be completed in 2012.
On January 8, 2013, Carrols and the EEOC agreed to settle the above described claims and entered into a Consent Decree (the "Consent Decree") which fully resolved and settled all remaining claims without any admission of wrongdoing by Carrols. Under the Consent Decree, (1) Carrols agreed to make cash payments to the 89 remaining claimants in the lawsuit totaling $2.5 million, with allocations among the claimants being determined by the EEOC; (2) Carrols agreed to continue to uphold its obligations under Title VII and to continue to maintain its existing and comprehensive anti-harassment policies and procedures and training programs; and (3) Carrols agreed to make certain enhancements to such existing policies and procedures and training programs and to report on the results of its efforts to the EEOC over a two year period. On January 10, 2013, the Court approved the Consent Decree.  Pursuant to the Consent Decree, we established a reserve for $2.5 million as of December 30, 2012. We paid the amounts due under the Consent Decree in the first quarter of 2013.
The Company is a party to various litigation matters incidental to the conduct of the Company's business. The Company does not believe that the outcome of any of these other matters will have a material adverse effect on its consolidated financial statements.

ITEM 4. MINE SAFETY DISCLOSURES
None.
PART II

ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock trades on The NASDAQ Global Market under the symbol “TAST”. The common stock has been quoted on The NASDAQ Global Market since December 15, 2006. On March 5, 2013, there were 23,669,558 shares of our common stock outstanding held by 813 holders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our common stock whose shares are held in the names of various securities brokers, dealers, and registered clearing agencies. The closing price of our common stock on March 5, 2013 was $5.24. The closing price of our common stock on May 7, 2012, the date of the spin-off, was $15.08. The closing price of our common stock on May 8, 2012, the date following the spin-off, was $4.44.
The following table sets for the range of high and low closing prices of our common stock for the periods indicated, as reported by The NASDAQ Global Market and after May 7, 2012, reflects the spin-off of Fiesta Restaurant Group:

	Common Stock Price (1)
	High	Low
Year Ended December 30, 2012
First Quarter	$15.42	$11.02
Second Quarter	15.51	4.44
Third Quarter	6.17	5.18
Fourth Quarter	6.65	5.92

Year Ended January 1, 2012
First Quarter	$9.54	$6.95
Second Quarter	10.64	8.81
Third Quarter	10.89	7.97
Fourth Quarter	11.79	8.47

(1) Stock prices prior to the second quarter of 2012 were before the spin-off of Fiesta Restaurant Group, Inc.
Dividends
We did not pay any cash dividends during the fiscal years 2012 or 2011. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain all available funds to fund the development and growth of our business. In addition, we are a holding company and conduct all of our operations through our direct and indirect subsidiaries. As a result, for us to pay dividends, we need to rely on dividends or distributions to us from Carrols and indirectly from subsidiaries of Carrols. The indenture governing the Notes and our new senior credit facility limits, and debt instruments that we and our subsidiaries may enter into in the future may limit, our ability to pay dividends to our stockholders.
Stock Performance Graph
The following graph compares from December 31, 2007 the cumulative total stockholder return on our common stock over the cumulative total returns of The NASDAQ Composite Index and a peer group, The S&P SmallCap 600 Restaurants Index. We have elected to use the S&P SmallCap 600 Restaurant Index in compiling our stock performance graph because we believe the S&P SmallCap 600 Restaurant Index represents a comparison to competitors with similar market capitalization as us. The following graph is based on the closing price of our common stock from December 31, 2007 through December 31, 2012.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Carrols Restaurant Group, Inc., the NASDAQ Composite Index,
and S&P SmallCap 600 Restaurants

$250
$200
$150
$100
$50
$0
12/07
12/08
12/09
12/10
12/11
12/12
Carrols Restaurant Group, Inc.
NASDAQ Composite
S&P SmallCap 600 Restaurants

*$100 invested on 12/31/07 in stock or index, including reinvestment of dividends.

Copyright© 2013 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
Carrols Restaurant Group, Inc.	$100.00	$28.18	$73.80	$77.45	$120.77	$224.10
NASDAQ Composite	$100.00	$59.03	$82.25	$97.32	$98.63	$110.78
S&P SmallCap 600 Restaurants	$100.00	$66.19	$90.28	$122.57	$122.25	$146.60

ITEM 6.	SELECTED FINANCIAL DATA
The information in the following table should be read together with "Financial Statements and Supplementary Data," and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K. Reported amounts below present the historical operating results and cash flows of Fiesta Restaurant Group as discontinued operations. The results of operations of the acquired restaurants are included in our consolidated operating results from May 30, 2012, the day following the closing of the acquisition. These historical results are not necessarily indicative of the results to be expected in the future. Our fiscal years ended December 28, 2008, January 2, 2011, January 1, 2012 and December 30, 2012 each contained 52 weeks. Our fiscal year ended January 3, 2010 contained 53 weeks.

	Year Ended
	December 28, 2008	January 3, 2010	January 2, 2011	January 1, 2012	December 30, 2012
	(In thousands of dollars, except share and per share data)
Statements of operations data:
Restaurant sales	$391,549	$384,020	$357,073	$347,518	$539,608
Costs and expenses:
Cost of sales	110,575	105,376	105,399	103,860	172,698
Restaurant wages and related expenses	120,005	119,321	112,534	109,155	169,857
Restaurant rent expense	24,306	23,981	23,169	22,665	37,883
Other restaurant operating expenses	60,010	57,377	54,602	53,389	88,883
Advertising expense	17,469	16,213	14,966	14,424	22,257
General and administrative (1)	19,970	20,561	19,210	20,982	36,085
Depreciation and amortization	15,454	14,714	15,354	16,058	26,321
Impairment and other lease charges	150	487	709	1,293	977
Other (income) expense (2)	—	79	(444)	(720)	(717)
Total operating expenses	367,939	358,109	345,499	341,106	554,244
Income (loss) from operations	23,610	25,911	11,574	6,412	(14,636)
Interest expense	12,125	8,907	8,957	7,353	12,764
Loss (gain) on extinguishment of debt	(4,368)	—	—	1,244	1,509
Income (loss) from continuing operations before income taxes	15,853	17,004	2,617	(2,185)	(28,909)
Provision (benefit) for income taxes	5,633	5,930	807	(1,661)	(10,093)
Net income (loss) from continuing operations	10,220	11,074	1,810	(524)	(18,816)
Income (loss) from discontinued operations, net of income taxes	2,532	10,761	10,106	11,742	(72)
Net income (loss)	$12,752	$21,835	$11,916	$11,218	$(18,888)
Per share data:
Basic net income (loss) per share:
Continuing operations	$0.47	$0.51	$0.08	$(0.02)	$(0.83)
Discontinued operations	$0.12	$0.50	$0.47	$0.54	$—
Diluted net income (loss) per share:
Continuing operations	$0.47	$0.51	$0.08	$(0.02)	$(0.83)
Discontinued operations	$0.12	$0.49	$0.46	$0.54	$—
Weighted average shares used in computing net income (loss) per share:
Basic net income (loss) per share	21,573,500	21,594,366	21,620,550	21,677,837	22,580,468
Diluted net income (loss) per share	21,575,773	21,768,683	21,835,417	21,677,837	22,580,468

	Year Ended
	December 28, 2008	January 3, 2010	January 2, 2011	January 1, 2012	December 30, 2012
	(In thousands of dollars, except restaurant weekly sales data)
Other financial data:
Net cash provided from operating activities	$6,483	$46,409	$32,260	$33,448	$18,207
Total capital expenditures	18,236	20,817	13,649	27,771	37,642
Net cash used for investing activities	9,592	17,459	12,626	25,961	65,908
Net cash provided from (used for) financing activities	(929)	(29,276)	(19,621)	2,943	69,301
Operating Data:
Restaurants (at end of period)	315	312	305	298	572
Average number of restaurants	319.3	313.2	307.3	301.2	457.0
Restaurant sales	$391,549	$384,020	$357,073	$347,518	$539,608
Average weekly sales per restaurant - legacy (3)	23,582	23,134	22,346	22,187	23,931
Average weekly sales per restaurant - acquired (3)	—	—	—	—	20,681
Adjusted EBITDA (4)	40,037	41,980	28,521	25,258	24,972
Change in comparable restaurant sales (5)	3.5%	(2.6)%	(4.3)%	(1.4)%	7.1%
Balance sheet data (at end of period):
Total assets	$450,198	$439,977	$426,302	$458,392	$346,256
Working capital	(41,570)	(40,170)	(39,646)	(11,620)	7,478
Debt:
Senior and senior subordinated debt	300,000	271,900	252,250	267,375	150,000
Capital leases	1,295	1,193	1,202	1,144	10,295
Lease financing obligations	14,859	9,999	10,061	10,064	1,197
Total debt	$316,154	$283,092	$263,513	$278,583	$161,492
Stockholders’ equity	$8,459	$31,404	$44,907	$59,157	$90,173

(1)
General and administrative expenses include stock-based compensation expense for the year ended December 28, 2008, January 3, 2010, January 2, 2011, January 1, 2012 and December 30, 2012 of $823, $868, $884, $1,037 and $925, respectively.

(2)
In 2012, we recorded net gains of $0.7 million related to property insurance recoveries from fires at two restaurants. In fiscal 2011, we recorded other income of $0.7 million which included a gain of $0.3 million related to the sale of a non-operating Burger King property, gains of $0.3 million related to property insurance recoveries from fires at two Burger King restaurants and a gain of $0.1 million related to a business interruption insurance recovery from storm damage at a Burger King restaurant. Other income in fiscal 2010 was related to a property insurance recovery from a fire at a Burger King restaurant. Other expense in fiscal 2009 included a loss of $0.1 million associated with a sale-leaseback of a restaurant property. See Note 11 to the consolidated financial statements.

(3)	Average weekly sales per restaurant are derived by dividing restaurant sales by the average number of restaurants operating during the period.

(4)
EBITDA and Adjusted EBITDA are non-GAAP financial measures. EBITDA represents net income (loss) from continuing operations, before provision (benefit) for income taxes, interest expense and depreciation and amortization. Adjusted EBITDA represents EBITDA as adjusted to exclude impairment and other lease charges, acquisition and integration costs, EEOC litigation and settlement costs, stock compensation expense and gains and losses on extinguishment of debt. We exclude these items from EBITDA when evaluating our operating performance and believe that Adjusted EBITDA provides a more meaningful comparison than EBITDA of our core business operating results, as well as with those of other similar companies. Management believes that EBITDA and Adjusted EBITDA, when viewed with our results of operations calculated in accordance with GAAP and our reconciliation of Adjusted EBITDA to net income (loss) from continuing operations, provide useful information about our operating performance and period-over-period growth, and provide additional information that is useful for evaluating the operating performance of our core business without regard to potential distortions. Additionally, management believes that EBITDA and Adjusted EBITDA permit investors to gain an understanding of the factors and trends affecting our ongoing cash earnings, from which capital investments are made and debt is serviced. However, EBITDA and Adjusted EBITDA are not measures of financial performance or liquidity under GAAP and, accordingly, should not be considered as alternatives to net income (loss) from continuing operations or cash flow from operating activities as indicators of operating performance or liquidity. Also, these measures may not be comparable to similarly titled captions of other companies.

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

A reconciliation of EBITDA and Adjusted EBITDA to net income (loss) from continuing operations is as follows:

	Year Ended
	December 28, 2008	January 3, 2010	January 2, 2011	January 1, 2012	December 30, 2012
Net income (loss) from continuing operations	$10,220	$11,074	$1,810	$(524)	$(18,816)
Provision (benefit) for income taxes	5,633	5,930	807	(1,661)	(10,093)
Interest expense	12,125	8,907	8,957	7,353	12,764
Depreciation and amortization	15,454	14,714	15,354	16,058	26,321
EBITDA	43,432	40,625	26,928	21,226	10,176
Impairment and other lease charges	150	487	709	1,293	977
EEOC litigation and settlement costs	—	—	16	190	5,343
Acquisition and integration costs	—	—	—	458	6,042
Stock-based compensation expense	823	868	884	1,037	925
Loss (gain) on extinguishment of debt	(4,368)	—	—	1,244	1,509
Adjusted EBITDA	$40,037	$41,980	$28,537	$25,448	$24,972

(1)	Restaurants are included in comparable restaurant sales after they have been open or owned for 12 months.
ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
We use a 52-53 week fiscal year ending on the Sunday closest to December 31. The fiscal years ended December 30, 2012, January 1, 2012 and January 2, 2011 each contained 52 weeks.
Introduction
We are a holding company and conduct all of our operations through our direct and indirect subsidiaries and have no assets other than the shares of capital stock of Carrols, our direct wholly-owned subsidiary. The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) is written to help the reader understand our company. The MD&A is provided as a supplement to, and should be read in conjunction with our Consolidated Financial Statements and the accompanying financial statement footnotes appearing elsewhere in this Annual Report on Form 10-K. The overview provides our perspective on the individual sections of MD&A, which include the following:
Company Overview—a general description of our business and our key financial measures.
Recent and Future Events Affecting Our Results of Operations—a description of recent events that affect, and future events that may affect, our results of operations.
Operating Results from Continuing Operations—an analysis of our results of operations for the years ended December 30, 2012, January 1, 2012 and January 2, 2011 including a review of the material items and known trends and uncertainties.
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

Company Overview
We are one of the largest restaurant companies in the United States and have been operating restaurants for more than 50 years. We are the largest Burger King franchisee in the world and have operated Burger King restaurants since 1976. As of December 30, 2012, we operated 572 Burger King restaurants in 13 states. On May 30, 2012, we acquired 278 restaurants from BKC, which we refer to as the "acquired restaurants". Our restaurants operated prior to the acquisition are referred to as our "legacy restaurants". Our former indirect wholly-owned subsidiary, Fiesta Restaurant Group, Inc., which we refer to as "Fiesta”, was spun off by us to our stockholders on May 7, 2012. The results of operations and cash flows of Fiesta are presented as discontinued operations in our consolidated financial statements for all periods presented. The discussion in our MD&A is focused on our continuing Burger King restaurant operations. Sales from our acquired restaurants are excluded from changes in our comparable restaurant sales in 2012.
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

•
General and administrative expenses are comprised primarily of (1) salaries and expenses associated with corporate and administrative functions that support the development and operations of our restaurants, (2) legal, auditing and other professional fees and (3) stock-based compensation expense. Historical general and administrative expenses exclude all amounts associated with Fiesta as those amounts are included in income (loss) from discontinued operations and include an offset to general administrative expenses as if the transition services agreement with Fiesta was in place for all periods presented.

•
EBITDA and Adjusted EBITDA. EBITDA and Adjusted EBITDA are non-GAAP financial measures. EBITDA represents net income (loss) from continuing operations, before provision (benefit) for income taxes, interest expense and depreciation and amortization. Adjusted EBITDA represents EBITDA as adjusted to exclude impairment and other lease charges, acquisition and integration costs, EEOC litigation and settlement costs, stock compensation expense and loss on extinguishment of debt. We exclude these items from EBITDA when evaluating our operating performance and believe that Adjusted EBITDA provides a more meaningful comparison than EBITDA of our core business operating results, as well as with those of other similar companies that may have different capital structures. Management believes that EBITDA and Adjusted EBITDA, when viewed with our results of operations calculated in accordance with GAAP and our reconciliation of Adjusted EBITDA to net income (loss) from continuing operations, provide useful information about our operating performance and period-over-period growth, and provide additional information that is useful for evaluating the operating performance of our core business without regard to potential distortions. Additionally, management believes that EBITDA and Adjusted EBITDA permit investors to gain an understanding of the factors and trends affecting our ongoing cash earnings, from which capital investments are made and debt is serviced. However, EBITDA and Adjusted EBITDA are not measures of financial performance or liquidity under GAAP and, accordingly, should not be considered as alternatives to net income (loss) from continuing operations or cash flow from operating activities as indicators of operating performance or liquidity. Also, these measures may not be comparable to similarly titled captions of other companies. For a reconciliation between net income (loss) from continuing operations and EBITDA and Adjusted EBITDA see page 35.

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

•
Depreciation and amortization primarily includes the depreciation of fixed assets, including equipment, owned buildings and leasehold improvements utilized in our restaurants and the amortization of franchise rights from our acquisitions of restaurants and franchise fees paid to BKC.

•
Impairment and other lease charges are determined through our assessment of the recoverability of property and equipment and intangible assets by determining whether the carrying value of these assets can be recovered over their respective remaining lives through undiscounted future operating cash flows. A potential impairment charge is evaluated whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable. Lease charges are recorded for our obligations under the related leases for closed locations net of estimated sublease recoveries. There are no lease charges accrued for closed locations at December 30, 2012.

•
Interest expense consists primarily of interest expense associated with our 11.25% Senior Secured Second Lien Notes due 2018, borrowings under our prior Carrols LLC senior secured credit facility and the amortization of deferred financing costs. There were no borrowings under our new senior credit facility in 2012.

Recent and Future Events Affecting our Results of Operations
Acquisition of Burger King Restaurants

On May 30, 2012, we completed the acquisition of 278 restaurants from BKC, for a purchase price consisting of (i) a 28.9% equity ownership interest, (ii) a net cash purchase price of $12.1 million (net of $0.4 million of cash on hand) and (iii) additional consideration of $4.3 million including $3.6 million for BKC’s assignment of its right of first refusal on franchisee restaurant transfers in 20 states pursuant to an operating agreement, dated as of May 30, 2012 with BKC. The amount for the ROFR is payable in quarterly payments over five years and the first quarterly payment of $0.2 million was made at closing on May 30, 2012. We also entered into new franchise agreements pursuant to the purchase and operating agreements and entered into leases with BKC for all of the acquired restaurants, including leases for 81 restaurants owned in fee by BKC and subleases for 197 restaurants under terms substantially the same as BKC’s underlying leases for those properties. Pursuant to the operating agreement, we also agreed to remodel 455 Burger King restaurants to BKC’s 20/20 restaurant image by 2015. As of December 30, 2012 we had remodeled 80 restaurants to the 20/20 restaurant image. In 2013 we currently anticipate remodeling 90 to 120 restaurants.

The results of operations of the acquired restaurants have been included in our operating results from May 31, 2012, the day following the closing of the acquisition.
Refinancing of Outstanding Indebtedness
On May 30, 2012, we issued $150.0 million of 11.25% Senior Secured Second Lien Notes due 2018 and entered into a new senior credit facility that provides for up to $20.0 million of revolving credit borrowings (which was undrawn at closing). The net proceeds from the issuance of the Notes were used to (i) repay all outstanding borrowings under the prior Carrols LLC senior credit facility of $64.8 million (ii) pay $12.1 million related to the acquisition of the acquired restaurants from BKC and (iii) fees and expenses related to the offering of the Notes. The remainder of the net proceeds will be used together with operating cash flow and the cash collateral account, as it becomes unrestricted, to fund the restaurant remodeling obligations committed to in connection with the acquisition of the acquired restaurants, and to fund future payments to BKC for the ROFR. Interest expense associated with this indebtedness, including the amortization of deferred financing costs, will be approximately $17.8 million in 2013.
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
Fiesta filed with the SEC a Form 10 registration statement, File No. 001-35373, as amended, which included as an exhibit an information statement which describes the spin-off. The Form 10 registration statement, which registered the common stock of Fiesta under the Exchange Act, was declared effective by the SEC on April 25, 2012.
On May 7, 2012, we completed the spin-off of Fiesta in the form of a pro rata dividend of all of the issued and outstanding common stock of Fiesta to Carrols Restaurant Group’s stockholders whereby each stockholder of Carrols Restaurant Group’s common stock of record on April 26, 2012 received one share of Fiesta common stock for every one share of Carrols Restaurant Group common stock held. As a result of the spin-off, Fiesta is an independent public company whose common stock is traded on The NASDAQ Global Select Market under the symbol “FRGI.”
The historical operating results of Fiesta are included in our operating results as income (loss) from discontinued operations for all periods presented.
Operating Results from Continuing Operations
The following table sets forth, for the years ended December 30, 2012, January 1, 2012, and January 2, 2011 selected operating results from continuing operations as a percentage of restaurant sales for all of our restaurants, our legacy restaurants and the acquired restaurants:

	Year Ended
	December 30, 2012	January 1, 2012	January 2, 2011
Costs and expenses (all restaurants):
Cost of sales	32.0%	29.9%	29.5%
Restaurant wages and related expenses	31.5%	31.4%	31.5%
Restaurant rent expense	7.0%	6.5%	6.5%
Other restaurant operating expenses	16.5%	15.4%	15.3%
Advertising expense	4.1%	4.2%	4.2%
General and administrative	6.7%	6.0%	5.4%

Costs and expenses (legacy restaurants):
Cost of sales	30.6%	29.9%	29.5%
Restaurant wages and related expenses	30.6%	31.4%	31.5%
Restaurant rent expense	6.3%	6.5%	6.5%
Other restaurant operating expenses	15.0%	15.4%	15.3%
Advertising expense	3.9%	4.2%	4.2%

Costs and expenses (acquired restaurants):
Cost of sales	34.9%
Restaurant wages and related expenses	33.3%
Restaurant rent expense	8.5%
Other restaurant operating expenses	19.5%
Advertising expense	4.6%
Fiscal 2012 compared to Fiscal 2011
In addition to acquiring the 278 restaurants from BKC, we closed four restaurants in 2012.
Restaurant Sales. Restaurant sales in 2012 increased 55.3% to $539.6 million from $347.5 million in 2011 due to sales at the acquired restaurants of $174.3 million and an increase in comparable restaurant sales for our legacy restaurants of 7.1%, from both increases in customer traffic of approximately 3.3% and average check of approximately 3.8%, partially offset by net closures of eleven restaurants since the beginning of 2011. In 2012, the effect of menu price increases compared to the prior year was 2.3%.

Operating Costs and Expenses (percentages stated as a percentage of restaurant sales for the restaurants being discussed). Cost of sales for all restaurants increased to 32.0% in 2012 from 29.9% in 2011. Cost of sales at our legacy restaurants increased to 30.6% in 2012 from 29.9% in 2011 due primarily to higher commodity prices (1.1%), including higher beef and pork prices (0.8%) and higher sales discounts (0.6%) partially offset by a favorable sales mix compared to 2011 and the effect of menu price increases taken in the last twelve months. Cost of sales for our acquired restaurants was 34.9% in 2012 and higher than our legacy restaurants due primarily to inefficiencies, shrinkage and higher waste and, to a much lesser extent, lower margins on soft drink sales.
Restaurant wages and related expenses for all restaurants increased to 31.5% in 2012 from 31.4% in 2011. Restaurant wages and related expenses for our legacy restaurants decreased to 30.6% in 2012 from 31.4% in 2011 due to the effects of higher sales volumes on fixed labor costs, lower medical claims costs (0.2%) and lower restaurant-level incentive bonuses. Restaurant wages and related expenses for our acquired restaurants was 33.3% and higher than our legacy restaurants due primarily to our integration efforts including an over-investment in productive labor of $1.8 million prior to implementing our labor scheduling and management systems at the acquired restaurants late in the third quarter of 2012 and the effect of fixed labor costs on lower sales volumes at our acquired restaurants.
Other restaurant operating expenses for all restaurants increased to 16.5% in 2012 from 15.4% in 2011. Other restaurant operating expenses for our legacy restaurants decreased to 15.0% in 2012 from 15.4% in 2011 due primarily to lower utility costs (0.2%) and the effect of sales increases on fixed operating costs. Other restaurant operating expenses at the acquired restaurants were 19.5% and were higher than our legacy restaurants due to higher repairs and maintenance expenses which included an estimated $2.1 million of excess repairs required to address deferred maintenance at the acquired restaurants, higher BKC royalty expense at the acquired restaurants, as a percentage of sales, and the effect of fixed operating costs on lower sales volumes at our acquired restaurants compared to our legacy restaurants.
Advertising expense for all restaurants decreased to 4.1% in 2012 from 4.2% in 2011 due to advertising credits received from BKC for investments that we made in equipment related to 2012 menu enhancement initiatives and our installation of digital menu boards.
Restaurant rent expense for all restaurants increased to 7.0% in 2012 from 6.5% in 2011 due primarily to higher rent, as a percentage of restaurant sales, associated with the acquired restaurants which was 8.5% in part reflecting the lower sales volumes at the acquired restaurants. Rent expense for our legacy restaurants decreased to 6.3% in 2012 from 6.5% in 2011 due to the effect of higher sales volumes on fixed rental costs.
General and Administrative Expenses. General and administrative expenses increased $15.1 million in 2012 to $36.1 million and, as a percentage of total restaurant sales, increased to 6.7% in 2012 from 6.0% in 2011, due primarily to an additional $5.3 million in legal and settlement costs related to the conclusion and settlement of our long-standing litigation with the EEOC, $1.2 million of legal and other costs related to the acquisition of the acquired restaurants, additional salaries and other costs for the ongoing operational oversight associated with the acquired restaurants, $0.5 million of incremental costs related to recruitment, training, travel, meetings and moving expenses related to the integration of the acquired restaurants and higher performance-based administrative bonus accruals of $0.2 million.
Adjusted EBITDA. As a result of the factors above Adjusted EBITDA was $25.0 million in 2012 compared to $25.4 million in 2011. Adjusted EBITDA excludes a total of $11.4 million of integration costs and legal and other transaction costs related to the acquisition of the acquired restaurants and EEOC litigation and settlement costs mentioned above. For a reconciliation between net income (loss) from continuing operations and EBITDA and Adjusted EBITDA see page 35.
Depreciation and Amortization. Depreciation and amortization expense increased to $26.3 million in 2012 from $16.1 million in 2011 due primarily to the addition of the acquired restaurants and from point-of-sale systems installed at our legacy restaurants in 2012 and the second half of 2011.
Impairment and Other Lease Charges. Impairment and other lease charges were $1.0 million in 2012 compared to $1.3 million in 2011 and consisted of impairment charges associated with underperforming restaurants.
Interest Expense. Interest expense increased $5.4 million to $12.8 million in 2012 due to the impact of our refinancing and issuance of the Notes in May of 2012 associated with the acquisition of the acquired restaurants. The weighted average interest rate on our long-term debt, excluding lease financing obligations, was 9.6% in 2012 compared to 6.0% in 2011 due to the issuance of the Notes in 2012.
Provision (Benefit) for Income Taxes. The benefit for income taxes for 2012 has an effective annual income tax rate of 34.9%. In 2012, we recorded a valuation allowance of $2.1 million against deferred tax assets associated with certain state net operating loss carryforwards which reduced the benefit for income taxes. Legislation which reinstated the Work Opportunity Tax

Credit ("WOTC") for 2012 was passed after our fiscal 2012 year-end. As a result, we will recognize the benefit of the 2012 WOTC tax credits in the first quarter of 2013. This credit is estimated to be approximately $1.0 million. The benefit for income taxes for 2011 has an effective annual income tax rate of 76.0%.
Net Income (loss) from Continuing Operations. As a result of the foregoing, net loss from continuing operations was $18.8 million in 2012, or $0.83 per diluted share, compared to a net loss from continuing operations of $0.5 million in 2011, or $0.02 per diluted share. As discussed above, net loss from continuing operations in 2012 included acquisition and integration-related costs, costs for the conclusion and settlement of the EEOC litigation and a loss from our refinancing completed in May 2012. In aggregate these charges were approximately $12.9 million or $0.35 per diluted share net of tax. Net loss from continuing operations in 2011 included charges of $1.9 million, or $0.05 per diluted share after tax, related to the acquisition, the EEOC litigation and a loss on the 2011 refinancing.
A reconciliation of EBITDA and Adjusted EBITDA to net income (loss) from continuing operations for the years ended December 30, 2012, January 1, 2012, and January 2, 2011 is as follows:

	Year Ended
	December 30, 2012	January 1, 2012	January 2, 2011
Net income (loss) from continuing operations	$(18,816)	$(524)	$1,810
Provision (benefit) for income taxes	(10,093)	(1,661)	807
Interest expense	12,764	7,353	8,957
Depreciation and amortization	26,321	16,058	15,354
EBITDA	10,176	21,226	26,928
Impairment and other lease charges	977	1,293	709
Acquisition and integration costs	6,042	458	—
EEOC litigation and settlement costs	5,343	190	16
Stock compensation expense	925	1,037	884
Loss on extinguishment of debt	1,509	1,244	—
Adjusted EBITDA	$24,972	$25,448	$28,537
Fiscal 2011 Compared to Fiscal 2010
In 2011, we opened two new Burger King restaurants. One of the new Burger King restaurants was a relocation of an existing restaurant within its market area. During the same period we closed eight Burger King restaurants, excluding the restaurant relocated.
Restaurant Sales. Total restaurant sales in 2011 decreased 2.7% to $347.5 million from $357.1 million, due to a decrease in comparable restaurant sales of 1.4% from lower customer traffic and the closure, excluding relocations, of fifteen Burger King restaurants since the beginning of 2010. The decrease in customer traffic was partially offset by an increase in average check of 6.6% from sales mix changes and the effect of menu price increases in 2011 of 4.3%.
Operating Costs and Expenses (percentages stated as a percentage of restaurant sales). Cost of sales increased to 29.9% in 2011 from 29.5% in 2010 due primarily to increases in commodity costs (2.4%) including beef costs (1.2%) and higher promotional discounting (0.3%) which were partially offset by the effect of menu price increases and a favorable sales mix primarily from the discontinuation of the Buck Double in 2011.
Restaurant wages and related expenses decreased to 31.4% in 2011 from 31.5% in 2010 due to leveraging management and productive labor efficiencies and lower restaurant level bonus accruals. These factors were substantially offset by the effect of lower sales volumes on fixed labor costs and higher workers compensation and medical claim costs (0.3%).
Other restaurant operating expenses increased to 15.4% in 2011 from 15.3% in 2010 due primarily to the effect of lower sales volumes on fixed operating costs. Advertising expense was 4.2% in both 2011 and 2010.
Restaurant Rent Expense. Restaurant rent expense, as a percentage of total restaurant sales, was 6.5% in both 2011 and 2010.
General and Administrative Expenses. General and administrative expenses increased $1.8 million in 2011 to $21.0 million and, as a percentage of total restaurant sales, increased to 6.0% from 5.4% in 2010 due primarily to an increase of $1.2 million in performance-based administrative bonus accruals, and higher stock-based compensation expense of $0.2 million.

Adjusted EBITDA. As a result of the factors above, Adjusted EBITDA decreased to $25.4 million in 2011 from $28.5 million in 2010.
Depreciation and Amortization. Depreciation and amortization expense increased to $16.1 million in 2011 from $15.4 million in 2010 due primarily from our capital expenditures in 2011 of $27.8 million.
Impairment and Other Lease Charges. In 2011 and 2010 we recorded total impairment and other lease charges of $1.3 million and $0.7 million, respectively, which included impairment charges for certain underperforming restaurants.
Interest Expense. Total interest expense decreased $1.6 million to $7.4 million in 2011 due primarily to lower debt balances resulting from our and Fiesta Restaurant Group's financing transactions in the third quarter of 2011. The weighted average interest rate on our long-term debt, excluding lease financing obligations, for 2011 decreased to 6.0% from 6.1% in 2010.
Provision for Income Taxes. The effective tax rate for 2011 increased to 76.0% from 30.8% in 2010 due primarily from higher Work Opportunity Tax Credits and the HIRE act retention tax credits in 2011, and the disproportionate relationship of these credits to the amount of the pre-tax loss in 2011.
Net Income (loss) from Continuing Operations. As a result of the foregoing, net income (loss) from continuing operations was a net loss of $0.5 million in 2011 compared to net income of $1.8 million in 2010.
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
On May 30, 2012, Carrols Restaurant Group issued $150.0 million of Notes pursuant to an indenture dated as of May 30, 2012 governing such Notes. Proceeds from the issuance of the Notes were used to repay $64.8 million of borrowings under the prior Carrols LLC senior credit facility, to pay $12.1 million related to the acquisition of the acquired restaurants, to pay $4.5 million for fees and expenses related to the offering of the Notes and to fund a $20.0 million cash collateral account required under our new senior credit facility discussed below. The remainder of the proceeds of $48.6 million is being used together with operating cash flow and the senior credit facility to fund the restaurant remodeling obligations committed to in connection with the acquisition and to fund future payments to BKC for the ROFR acquired in the acquisition.
On May 30, 2012, we also entered into a new senior credit facility, which provides for aggregate revolving credit borrowings of up to $20.0 million (including $15.0 million available for letters of credit) maturing on May 30, 2017. The senior credit facility also provides for incremental borrowing increases of up to $25.0 million, in the aggregate.
Interest payments under our debt obligations, capital expenditures, including our commitment to BKC to remodel restaurants in 2013, and payments related to our lease obligations represent significant liquidity requirements for us. We believe net proceeds from the issuance of the Notes, cash generated from our operations, and availability of revolving credit borrowings under our senior credit facility will provide sufficient cash availability to cover our anticipated working capital needs, capital expenditures and debt service requirements for the next twelve months.
Operating activities. Net cash provided from operating activities from continuing operations for the years ended December 30, 2012, January 1, 2012 and January 2, 2011 was $18.2 million, $33.4 million and $32.3 million. Net cash provided by operating activities in 2012 decreased $15.2 million compared to 2011 due primarily to a reduction of income from continuing operations of $18.3 million partially offset by an increase in cash from changes in net working capital of $6.3 million.
Net cash provided by operating activities in 2011 increased $1.2 million compared to 2010 due primarily to an increase in cash from the changes in net working capital.
Investing activities. Net cash used for investing activities from continuing operations for the years ended December 30, 2012, January 1, 2012 and January 2, 2011 was $65.9 million, $26.0 million and $12.6 million, respectively. Capital expenditures are the largest component of our investing activities and include: (1) new restaurant development, which may include the purchase of real estate; (2) restaurant remodeling, which includes the renovation or rebuilding of the interior and exterior of our existing restaurants, including expenditures associated with our commitment to BKC to remodel restaurants to the 20/20 image and franchise agreement renewals; (3) other restaurant capital expenditures, which include capital maintenance expenditures for the ongoing reinvestment and enhancement of our restaurants including expenditures in 2012 and 2011 to support BKC’s new menu enhancement initiatives; and (4) corporate and restaurant information systems, including expenditures in 2012 and 2011 for new point-of-sale systems for our restaurants.
The following table sets forth our capital expenditures for the periods presented (in thousands):

Year Ended December 30, 2012:
New restaurant development	$—
Restaurant remodeling	21,342
Other restaurant capital expenditures (1)	6,247
Corporate and restaurant information systems	10,053
Total capital expenditures	$37,642
Number of new restaurant openings	—
Year Ended January 1, 2012:
New restaurant development	$1,757
Restaurant remodeling	8,533
Other restaurant capital expenditures (1)	12,632
Corporate and restaurant information systems	4,849
Total capital expenditures	$27,771
Number of new restaurant openings (2)	2
Year Ended January 2, 2011:
New restaurant development	$2,697
Restaurant remodeling	5,541
Other restaurant capital expenditures (1)	4,177
Corporate and restaurant information systems	1,234
Total capital expenditures	$13,649
Number of new restaurant openings (2)	1

(1)
Excludes restaurant repair and maintenance expenses included in other restaurant operating expenses in our consolidated financial statements of approximately $14.2 million, $8.1 million and $8.5 million for the years ended December 30, 2012, January 1, 2012 and January 2, 2011, respectively.

(2)	Includes one restaurant which was relocated under a new franchise agreement in the same market area.
Investing activities also included sale-leaseback transactions related to our restaurant properties, the net proceeds from which were $1.2 million in 2012, $2.8 million in 2011 and $3.4 million in 2010. In both 2012 and 2011 we sold one non-operating restaurant property for net proceeds of $2.1 million and $0.6 million, respectively. The net proceeds from these sales were used to reduce our outstanding borrowings under the prior senior credit facility. We also had expenditures related to the purchase of restaurant properties to be sold in future sale-leaseback transactions of $2.1 million in 2011 and $2.4 million in 2010.
Financing activities. Net cash provided by financing activities from continuing operations the years ended December 30, 2012 and January 1, 2012 was $69.3 million and $2.9 million, respectively. Net cash used for financing activities for the year ended January 2, 2011 was $19.6 million.
Cash provided by financing activities in 2012 included proceeds from the sale of the Notes discussed above, net of related fees and expenses, of $144.1 million. Total payments on the prior Carrols LLC senior credit facility including amounts paid in connection with the issuance of the Notes totaled $67.4 million in 2012. Proceeds from stock option exercises and related income tax benefits, including tax benefits from the conversion of vested stock options to shares of our common stock, in connection with the spin-off, were $1.2 million in 2012. Cash of Fiesta that was deconsolidated as a result of the spin-off included in our 2012 financing activities was $5.5 million.
Cash provided by financing activities in 2011 included proceeds from term loan borrowings under the Carrols LLC credit facility of $65.0 million, repayment of $165.0 million of Carrols 9% Senior Subordinated Notes due 2013 ("Carrols Notes"), proceeds received from Fiesta's 2011 financing of $192.3 million, and a capital contribution to Fiesta of $3.3 million. Prior to the refinancing, in August 2011 we made scheduled principal payments under Carrols’ prior senior credit facility of $7.0 million. Subsequent to the refinancing in 2011 we made principal payments of $1.6 million on term loan borrowings under the prior Carrols

LLC senior secured credit facility and had net revolving credit borrowings under the prior Carrols LLC senior credit facility of $4.0 million. In 2011 we also deferred $1.8 million of financing costs pertaining to the Carrols LLC refinancing discussed above.
In 2010 we made net repayments under Carrols’ prior senior credit facility of revolving credit borrowings of $1.9 million, scheduled term loan principal payments of $11.7 million, a voluntary principal payment of $5.0 million and a principal payment based on excess cash flow for 2009 of $1.0 million.
Carrols Restaurant Group Senior Secured Second Lien Notes. On May 30, 2012, we issued $150.0 million of Notes pursuant to an indenture dated as of May 30, 2012 governing such Notes. The Notes mature and are payable on May 15, 2018. Interest is payable semi-annually on May 15 and November 15. The Notes are guaranteed by our subsidiaries and are secured by second-priority liens on substantially all of ours and our subsidiaries' assets (including a pledge of all of the capital stock and equity interests of our subsidiaries).
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

The Notes are jointly and severally guaranteed, unconditionally and in full by our subsidiaries which are directly or indirectly 100% owned by us. There are no significant restrictions on our ability or any of the guarantor subsidiaries to obtain funds from its respective subsidiaries.

The indenture governing the Notes includes certain covenants, including limitations and restrictions on our and our subsidiaries who are guarantors under such indenture to, among other things: incur indebtedness or issue preferred stock; incur liens; pay dividends or make distributions in respect of capital stock or make certain other restricted payments or investments; sell assets; agree to payment restrictions affecting certain subsidiaries; enter into transaction with affiliates; or merge, consolidate or sell substantially all of our assets.

The indenture governing the Notes and the security agreement provide that any capital stock and equity interests of any of our subsidiaries will be excluded from the collateral to the extent that the par value, book value or market value of such capital stock or equity interests exceeds 20% of the aggregate principal amount of the Notes then outstanding.

The indenture governing the Notes contains customary default provisions, including without limitation, a cross default provision pursuant to which it is an event of default under the Notes and the indenture governing the Notes if there is a default under any of our indebtedness having an outstanding principal amount of $15.0 million or more which results in the acceleration of such indebtedness prior to its stated maturity or is caused by a failure to pay principal when due. We were in compliance as of December 30, 2012 with the restrictive covenants of the indenture governing the Notes.
Carrols Restaurant Group Senior Credit Facility. On May 30, 2012, we entered into a senior credit facility, which provides for aggregate revolving credit borrowings of up to $20.0 million (including $15.0 million available for letters of credit) maturing on May 30, 2017. The senior credit facility also provides for incremental borrowing increases of up to $25.0 million, in the aggregate.

Under the senior credit facility (all terms not otherwise defined herein are defined in our senior credit facility), we have deposited $20.0 million in an account with the Administrative Agent as collateral for the senior credit facility until the date on which our Adjusted Leverage Ratio is less than 6.00x for two consecutive fiscal quarters (the “Cash Collateral Release Date"). This amount is classified as restricted cash on our consolidated balance sheet at December 30, 2012.
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

Our obligations under the senior credit facility are guaranteed by our subsidiaries and are secured by first priority liens on substantially all of our assets and our subsidiaries, including a pledge of all of the capital stock and equity interests of our subsidiaries.
Under the senior credit facility, we will be required to make mandatory prepayments of borrowings in the event of dispositions of assets, debt issuances and insurance and condemnation proceeds (all subject to certain exceptions). The senior credit facility contains certain covenants, including, without limitation, those limiting our and our subsidiaries' ability to, among other things, incur indebtedness, incur liens, sell or acquire assets or businesses, change the character of its business in all material respects, engage in transactions with related parties, make certain investments, make certain restricted payments or pay dividends. In addition, the senior credit facility requires us to meet certain financial ratios, including the Fixed Charge Coverage Ratio and the Adjusted Leverage Ratio; however, we are not required to be in compliance with such ratios so long as the senior credit facility is cash collateralized.
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
At December 30, 2012 there were no outstanding borrowings under the senior credit facility. After reserving $5.4 million for letters of credit issued under the facility for workers’ compensation and other insurance policies, $14.6 million was available for borrowing under the senior credit facility at December 30, 2012.
Prior Carrols LLC Senior Credit Facility. On August 5, 2011 Carrols LLC entered into a senior credit facility, which provided for $65.0 million aggregate term loan borrowings and aggregate revolving credit borrowings of up to $20.0 million (including $10.0 million available for letters of credit) both maturing on August 5, 2016.
The term loan borrowings under the prior Carrols LLC senior credit facility were payable in consecutive quarterly principal payments of $1.625 million. All obligations under this credit facility were paid off in connection with the issuance of the Notes in May 2012.
Carrols Prior Senior Subordinated Notes. On December 15, 2004, Carrols issued $180.0 million of Carrols Notes that bore interest at a rate of 9% payable semi-annually on January 15 and July 15 and were scheduled to mature on January 15, 2013. The Carrols Notes were repurchased in connection with the 2011 refinancing.
Contractual Obligations
The following table summarizes our contractual obligations and commitments as of December 30, 2012 (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Long-term debt obligations, including interest (1)	$242,813	$16,875	$33,750	$33,750	$158,438
Capital lease obligations, including interest (2)	13,238	1,714	3,430	3,430	4,664
Operating lease obligations (3)	527,634	45,056	83,509	76,023	323,046
Lease financing obligations, including interest (4)	2,291	101	205	209	1,776
Total contractual obligations	$785,976	$63,746	$120,894	$113,412	$487,924

(1)	Our long term debt at December 30, 2012 included $150.0 million of Notes. Total interest payments on our Notes of $92.8 million for all years presented are included at the coupon rate of 11.25%.

(2)	Includes total interest of $2.9 million for all years presented.

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
Long-Term Debt Obligations. Refer to Note 9 of our consolidated financial statements for details of our long-term debt.
Lease Guarantees. As of December 30, 2012, we are a guarantor under 38 Fiesta restaurant property leases, with lease terms expiring on various dates through 2030, and we are the primary lessee on five Pollo Tropical restaurant property leases, which we sublease to Fiesta. We are fully liable for all obligations under the terms of the leases in the event that Fiesta fails to pay any sums due under the lease, subject to indemnification provisions of the separation and distribution agreement entered into in connection with the spin-off.
The maximum potential liability for future rental payments we could be required to make under these leases at December 30, 2012 was $59.1 million. The obligations under these leases will generally continue to decrease over time as these operating leases expire. No payments have been made to date and none are expected to be required to be made in the future. We have not recorded a liability for those guarantees in accordance with ASC 460 - Guarantees as Fiesta has indemnified us for all such obligations and we did not believe it was probable we would be required to perform under any of the guarantees or direct obligations.
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
Sales recognition at our restaurants is straightforward as customers pay for products at the time of sale and inventory turns over very quickly. Payments to vendors for products sold in the restaurants are generally settled within 30 days. The earnings reporting process is covered by our system of internal controls and generally does not require significant management estimates and judgments. However, critical accounting estimates and judgments, as noted below, are inherent in the assessment and recording of insurance liabilities, income taxes, the valuation of goodwill and intangible assets for impairment, assessing impairment of long-lived assets and lease accounting matters. While we apply our judgment based on assumptions believed to be reasonable under the circumstances, actual results could vary from these assumptions. It is possible that materially different amounts would be reported using different assumptions.
Acquisition Accounting. We account for business combinations under the acquisition method of accounting in accordance with ASC 805, "Business Combinations" ("ASC 805"). As required by ASC 805, assets acquired and liabilities assumed in a business combination are recorded at their respective fair values as of the business combination date. The most difficult estimations of individual fair values are those involving long-lived assets, such as property, equipment and intangible assets. We use available information to make these fair value determinations and, when necessary, engage an independent valuation specialist to assist in the fair value determination of the acquired long-lived assets and intangible assets.

Insurance liabilities. The amount of liability we record for claims related to insurance requires us to make judgments about the amount of expenses that will ultimately be incurred. We are insured for certain losses related to workers’ compensation, general liability and medical insurance claims under policies where we pay all claims, subject to annual stop-loss insurance limitations both for individual claims and claims in the aggregate. We record insurance liabilities based on historical and industry trends, which are continually monitored, and adjust accruals as warranted by changing circumstances. Since there are estimates and assumptions inherent in recording these insurance liabilities, including the ability to estimate the future development of incurred claims based on historical claims experience and loss reserves, current claim data, and the severity of the claims, differences between actual future events and prior estimates and assumptions could result in adjustments to these liabilities. As of December 30, 2012, we had $4.3 million accrued for these insurance claims.
Evaluation of Goodwill. We must evaluate our recorded goodwill for impairment on an ongoing basis. We have elected to conduct our annual impairment review of goodwill at our fiscal year end and we determined that we have one reporting unit at that date. We may first assess the qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. In reviewing goodwill for impairment, we compare the net book value of the reporting unit to its estimated fair value. In determining the estimated fair value of the reporting unit, we employ a combination of a discounted cash flow analysis and a market-based approach. Assumptions include our anticipated growth rates and the weighted average cost of capital. The results of these analyses are corroborated with other value indicators where available, such as comparable company earnings multiples. This annual evaluation of goodwill requires us to make estimates and assumptions to determine the fair value of our reporting units including projections regarding future operating results and market values. We had one reporting unit with goodwill balances as of our most recent measurement date. Our impairment test at December 30, 2012 indicated the estimated fair value of our reporting unit exceeded the carrying value by approximately $196 million. This estimate may differ from actual future events and if this estimate or related projections change in the future, we may be required to record impairment charges for this asset. We did not record any impairment of goodwill during the years ended December 30, 2012, January 1, 2012 or January 2, 2011.
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
We also must evaluate sales of our restaurants which occur in sale-leaseback transactions to determine the proper accounting for the proceeds of such sales either as a sale or a financing. This evaluation requires certain judgments in determining whether clauses in the lease or any related agreements constitute continuing involvement. For those sale-leasebacks that are accounted for as financing transactions, we must estimate our incremental borrowing rate, or another rate in cases where the incremental borrowing rate is not appropriate to utilize, for purposes of determining interest expense and the resulting amortization of the lease financing obligation. Changes in the determination of the incremental borrowing rates or other rates utilized in connection with the accounting for lease financing transactions could have a significant effect on the interest expense and underlying balance of the lease financing obligations.

Income Taxes. We must make estimates of certain items that comprise our income tax provision and the related current and deferred tax liabilities. These estimates include employer tax credits for items such as the Work Opportunity Tax Credit, as well as estimates of tax depreciation based on methods anticipated to be used on our tax returns. These estimates are made based on the best available information at the time of the provision and historical experience.
As part of the computation of the income tax provision, we identify and measure deferred tax assets and liabilities. We weigh available evidence in determining the realization of deferred tax assets. Available evidence includes our historical, current and future financial performance. We also consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. If we determine it is more likely than not that some portion or the entire deferred tax asset will not be recognized, the deferred tax asset will be reduced by a valuation allowance. At December 30, 2012, we had a deferred tax valuation allowance of $2.1 million related to certain state income tax net operating loss carryforwards.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are exposed to market risk associated with fluctuations in interest rates, primarily limited to the senior credit facility. At December 30, 2012, there were no outstanding revolving credit borrowings under the senior credit facility. Under the senior credit facility, we have deposited $20.0 million in an account with the Administrative Agent as collateral for the senior credit facility until the date on which its Adjusted Leverage Ratio is less than 6.00x for two consecutive fiscal quarters (the “Cash Collateral Release Date"). Prior to the Cash Collateral Release Date, revolving credit borrowings under the facility bear interest at a rate per annum, at our option, of (all terms as defined in the senior credit facility):

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
Commodity Price Risk
We are exposed to market price fluctuations in beef and other food product prices caused by weather, market conditions and other factors which are not considered predictable or within our control. Given the historical volatility of beef and other food product prices, this exposure can impact our food and beverage costs. Although many of the products purchased are subject to changes in commodity prices, certain purchasing contracts or pricing arrangements have been negotiated in advance to minimize price volatility. Where possible, we use these types of purchasing techniques to control costs as an alternative to using financial instruments to hedge commodity prices. In many cases, we believe we will be able to address commodity cost increases that are significant and appear to be long-term in nature by adjusting our menu pricing. However, long-term increases in commodity prices may result in lower restaurant-level operating margins.
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
Disclosure Controls and Procedures. Our senior management is responsible for establishing and maintaining disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act), designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Evaluation of Disclosure Controls and Procedures. We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 30, 2012.
Changes in Internal Control over Financial Reporting. No changes occurred in our internal control over financial reporting during the fourth quarter of 2012 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management's Report on Internal Control Over Financial Reporting
Our senior management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act), designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.
Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management has evaluated the effectiveness of its internal control over financial reporting as of December 30, 2012 based on the criteria set forth in a report entitled Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, we have concluded that, as of December 30, 2012, our internal control over financial reporting was effective based on those criteria.
Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on the effectiveness of our internal control over financial reporting and their report is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Carrols Restaurant Group, Inc.
Syracuse, NY

We have audited the internal control over financial reporting of Carrols Restaurant Group, Inc. and subsidiary (the “Company”) as of December 30, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2012, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and consolidated financial statement schedule as of and for the year ended December 30, 2012 of the Company and our report dated March 12, 2013 expressed an unqualified opinion on those consolidated financial statements and consolidated financial statement schedule and included an explanatory paragraph regarding the presentation of Fiesta Restaurant Group, Inc. and subsidiaries (“Fiesta”), prior to the separation of Fiesta from Carrols Corporation, as discontinued operations for all periods presented.

/s/ Deloitte & Touche LLP

Rochester, NY
March 12, 2013

ITEM 9B.	OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Incorporated by reference from our Definitive Proxy Statement to be filed in connection with the 2013 Annual Meeting of Stockholders.
We have adopted a written code of ethics applicable to our directors, officers and employees in accordance with the rules of The NASDAQ Stock Market and the SEC. We make our code of ethics available free of charge through our internet website, www.carrols.com. We will disclose on our website amendments to or waivers from our code of ethics in accordance with all applicable laws and regulations.
ITEM 11. EXECUTIVE COMPENSATION
Incorporated by reference from our Definitive Proxy Statement to be filed in connection with the 2013 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated by reference from our Definitive Proxy Statement to be filed in connection with the 2013 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated by reference from our Definitive Proxy Statement to be filed in connection with the 2013 Annual Meeting of Stockholders.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Incorporated by reference from our Definitive Proxy Statement to be filed in connection with the 2013 Annual Meeting of Stockholders.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a) (1) Financial Statements - Carrols Restaurant Group, Inc. and Subsidiary

(a) (2) Financial Statement Schedule

Schedule	Description	Page

II	Valuation and Qualifying Accounts	F-29

Schedules other than those listed are omitted for the reason that they are not required, not applicable, or the required information is shown in the financial statements or notes thereto.

(a) (3) Exhibits

EXHIBIT INDEX

Exhibit
Number	Description
2.1
Asset Purchase Agreement, dated as of March 26, 2012, among Carrols Restaurant Group, Inc., Carrols LLC and Burger King Corporation (incorporated by reference to Exhibit 2.1 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on March 28, 2012)

3.1
Form of Restated Certificate of Incorporation of Carrols Restaurant Group, Inc. (incorporated by reference to Exhibit 3.1 to Carrols Restaurant Group Inc.'s Registration Statement on Form S-1, as amended (Registration No. 333-137524))

3.2
Form of Amended and Restated Bylaws of Carrols Restaurant Group, Inc. (incorporated by reference to Exhibit 3.2 to Carrols Restaurant Group Inc.'s Registration Statement on Form S-1, as amended (Registration No. 333-137524)

3.3
Amendment to Carrols Restaurant Group, Inc. Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on January 6, 2012)

3.4
Carrols Restaurant Group, Inc. Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on June 1, 2012)

4.1
Form of Registration Agreement by and among Carrols Restaurant Group, Inc., Atlantic Restaurants, Inc., Madison Dearborn Capital Partners, L.P., Madison Dearborn Capital Partners II, L.P., Alan Vituli, Daniel T. Accordino and Joseph A. Zirkman (incorporated by reference to Exhibit 10.24 to Carrols Corporation's 1996 Annual Report on Form 10-K)

4.2
Registration Rights Agreement, relating to the 9% Senior Subordinated Notes, dated as of December 15, 2004 by and among Carrols Corporation, the guarantors named therein, J.P. Morgan Securities Inc., Banc of America Securities LLC, Lehman Brothers Inc., Wachovia Capital Markets, LLC and SunTrust Capital Markets, Inc. (incorporated by reference to Exhibit 10.1 to Carrols Corporation's Form 8-K filed on December 21, 2004)

4.3	Form of Stock Certificate for Common Stock (incorporated by reference to Exhibit 4.1 to Carrols Restaurant Group, Inc.'s Quarterly Report on Form 10-Q filed on May 10, 2012)

Exhibit
Number	Description
4.4
Indenture governing the 9% Senior Subordinated Notes due 2013, dated as of December 15, 2004, between Carrols Corporation, the Guarantors named therein and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10.2 to Carrols Corporation's Form 8-K filed on December 21, 2004)

4.5
Form of First Supplement to Indenture by and between Carrols Corporation and The Bank of New York (incorporated by reference to Exhibit 4.8 to Carrols Restaurant Group Inc.'s Registration Statement on Form S-1, as amended (Registration No. 333-137524))

4.6
Second Supplement to Indenture dated as of May 29, 2008 by and among Carrols Corporation, Carrols LLC and The Bank of New York (incorporated by reference to Exhibit 10.1 of Carrols Restaurant Group, Inc.'s and Carrols Corporation's Form 10-Q filed on August 6, 2008)

4.7
Third Supplement to Indenture dated as of May 4, 2011 by and among Carrols Corporation, Fiesta Restaurant Group, Inc. and The Bank of New York Mellon (formerly known as The Bank of New York) (incorporated by reference to Exhibit 10.1 of Carrols Restaurant Group, Inc.'s and Carrols Corporation's Form 10-Q filed on May 12, 2011)

4.8
Fourth Supplement to Indenture, dated as of August 5, 2011 by and among Carrols Corporation and The Bank of New York Mellon (incorporated by reference to Exhibit 4.4 of Carrols Restaurant Group, Inc.'s and Carrols Corporation's Form 10-Q filed on August 12, 2011)

4.9
Indenture governing the 8.875% Senior Secured Second Lien Notes due 2016, dated as of August 5, 2011, between Fiesta Restaurant Group, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Carrols Restaurant Group, Inc.'s and Carrols Corporation's Quarterly Report on Form 10-Q filed on August 12, 2011)

4.10	Form of 8.875% Senior Secured Second Lien Note due 2016 (incorporated by reference to Exhibit 4.9)
4.11
Registration Rights Agreement, dated as of August 5, 2011, between Fiesta Restaurant Group, Inc., the guarantors named therein and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 4.3 to Carrols Restaurant Group, Inc.'s and Carrols Corporation's Quarterly Report on Form 10-Q filed on August 12, 2011)

4.12
Form of Registration Rights Agreement between Carrols Restaurant Group Inc. and Burger King Corporation (incorporated by reference to Exhibit 4.2 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on March 28, 2012)

4.13
Indenture governing the 11.25% Senior Secured Second Lien Notes due 2018, dated as of May 30, 2012, between Carrols Restaurant Group, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on June 1, 2012)

4.14	Form of 11.25% Senior Secured Second Lien Note due 2018 (incorporated by reference to Exhibit 4.13)
4.15
Registration Rights Agreement, dated as of May 30, 2012, between Carrols Restaurant Group, Inc., the guarantors named therein and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 4.3 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on June 1, 2012)

10.1	Carrols Corporation Retirement Savings Plan dated April 1, 1999 (incorporated by reference to Exhibit 10.29 to Carrols Corporation's 1999 Annual Report on Form 10-K) †
10.2	Carrols Corporation Retirement Savings plan July 1, 2002 Restatement (incorporated by reference to Exhibit 10.29 to Carrols Corporation's September 29, 2002 Quarterly Report on Form 10-Q) †
10.3
Addendum incorporating EGTRRA Compliance Amendment to Carrols Corporation Retirement Savings Plan dated September 12, 2002 (incorporated by reference to Exhibit 10.30 to Carrols Corporation's September 29, 2002 Quarterly Report on Form 10-Q) †

10.4
First Amendment, dated as of January 1, 2004, to Carrols Corporation Retirement Savings Plan (incorporated by reference to Exhibit 10.35 to Carrols Corporation's December 31, 2003 Annual Report on Form 10-K) †

10.5	2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.27 to Carrols Restaurant Group Inc.'s Registration Statement on Form S-1, as amended (Registration No. 333-137524)) †
10.6
Amendment to Carrols Restaurant Group, Inc. 2006 Stock Incentive Plan, dated as of March 24, 2010 (incorporated by reference to Appendix A of Carrols Restaurant Group, Inc.'s Definitive Proxy Statement filed on April 28, 2011) †

10.7
Amendment to Carrols Restaurant Group, Inc. 2006 Stock Incentive Plan, dated as of April 11, 2011 (incorporated by reference to Appendix A of Carrols Restaurant Group, Inc.'s Definitive Proxy Statement filed on April 28, 2011) †

10.8
Form of Change of Control/Severance Agreement (incorporated by reference to Exhibit 10.3 to Carrols Restaurant Group Inc.'s Registration Statement on Form S-1, as amended (Registration No. 333-137524)) †

10.9
Form of Agreement, by and among Carrols Restaurant Group, Inc., Madison Dearborn Capital Partners, L.P., Madison Dearborn Capital Partners, II, L.P., BIB Holdings (Bermuda) Ltd., Alan Vituli, Daniel T. Accordino and Joseph A. Zirkman (incorporated by reference to Exhibit 10.31 to Carrols Restaurant Group Inc.'s Registration Statement on Form S-1, as amended (Registration No. 333-137524))

Exhibit
Number	Description
10.10
Form of Amendment No. 1 to Registration Agreement, by and among Carrols Restaurant Group, Inc., Madison Dearborn Capital Partners, L.P., Madison Dearborn Capital Partners, II, L.P., BIB Holdings (Bermuda) Ltd., Alan Vituli, Daniel T. Accordino and Joseph A. Zirkman (incorporated by reference to Exhibit 10.32 to Carrols Restaurant Group Inc.'s Registration Statement on Form S-1, as amended (Registration No. 333-137524))

10.11
Loan Agreement dated as of March 9, 2007 among Carrols Corporation, Wachovia Bank, National Association, Bank of America, N.A., Raymond James Bank, FSB, Wells Fargo Bank National Association, Manufacturers, Traders Trust Company and each of the lenders who are or may from time to time become a party thereto (incorporated by reference to Exhibit 10.1 to Carrols Restaurant Group, Inc.'s Form 8-K filed on March 13, 2007)

10.12
Pledge Agreement dated as of March 9, 2007 among Carrols Restaurant Group, Inc., Carrols Corporation and the Subsidiary Pledgors (as defined therein) in favor of Wachovia Bank, N.A. (incorporated by reference to Exhibit 10.2 to Carrols Restaurant Group, Inc.'s Form 8-K filed on March 13, 2007)

10.13
Parent Guaranty Agreement dated as of March 9, 2007 by Carrols Restaurant Group, Inc., in favor of Wachovia Bank, N.A. (incorporated by reference to Exhibit 10.3 to Carrols Restaurant Group, Inc.'s Form 8-K filed on March 13, 2007)

10.14
Subsidiary Guaranty Agreement dated as of March 9, 2007 among each of the Subsidiary Guarantors (as defined in the Subsidiary Guaranty Agreement) in favor of the Agent (incorporated by reference to Exhibit 10.4 to Carrols Restaurant Group, Inc.'s Form 8-K filed on March 13, 2007)

10.15	First Amendment to Loan Agreement dated as of July 2, 2007 (incorporated by reference to Exhibit 10.1 to Carrols Restaurant Group, Inc.'s and Carrols Corporation's Form 10-Q filed on August 10, 2007.)
10.16
Credit Agreement, dated as of August 5, 2011, between Carrols LLC, the lenders named therein, Wells Fargo Bank, National Association, as administrative agent, M&T Bank, as syndication agent and Regions Bank, as documentation agent (incorporated by reference to Exhibit 10.4 to Carrols Restaurant Group, Inc.'s and Carrols Corporation's Quarterly Report on Form 10-Q filed on August 12, 2011)

10.17
First Amendment to Credit Agreement dated as of December 14, 2011 among Carrols LLC, the lenders named therein and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.2 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on December 16, 2011)

10.18
Security Agreement, dated as of August 5, 2011, between Carrols LLC, the lenders named therein and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.5 to Carrols Restaurant Group, Inc.'s and Carrols Corporation's Quarterly Report on Form 10-Q filed on August 12, 2011)

10.19
Pledge Agreement, dated as of August 5, 2011, between Carrols LLC, the lenders named therein and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.6 to Carrols Restaurant Group, Inc.'s and Carrols Corporation's Quarterly Report on Form 10-Q filed on August 12, 2011)

10.20
Holdings Pledge Agreement, dated as of August 5, 2011, between Carrols Corporation, the lenders named therein and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.7 to Carrols Restaurant Group, Inc.'s and Carrols Corporation's Quarterly Report on Form 10-Q filed on August 12, 2011)

10.21
Credit Agreement, dated as of August 5, 2011, between Fiesta Restaurant Group, Inc., the guarantors named therein, the lenders named therein and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.2 to Carrols Restaurant Group, Inc.'s and Carrols Corporation's Quarterly Report on Form 10-Q filed on August 12, 2011)

10.22
First Amendment to Credit Agreement dated as of December 14, 2011 among Fiesta Restaurant Group, Inc., the guarantors named therein, the lenders named therein and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on December 16, 2011)

10.23
First Lien Security Agreement, dated as of August 5, 2011, between Fiesta Restaurant Group, Inc., the guarantors named therein, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.3 to Carrols Restaurant Group, Inc.'s and Carrols Corporation's Quarterly Report on Form 10-Q filed on August 12, 2011)

10.24
Second Lien Security Agreement, dated as of August 5, 2011, between Fiesta Restaurant Group, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as collateral agent (incorporated by reference to Exhibit 10.1 to Carrols Restaurant Group, Inc.'s and Carrols Corporation's Quarterly Report on Form 10-Q filed on August 12, 2011)

10.25
Amended and Restated Employment Agreement dated as of December 13, 2008 by and among Carrols Restaurant Group, Inc., Carrols Corporation and Daniel T. Accordino (incorporated by reference to Exhibit 10.22 to Carrols Restaurant Group's and Carrols Corporation's 2008 Annual Report on Form 10-K) †

10.26
Employment Agreement dated as of December 22, 2011 among Carrols Restaurant Group, Inc., Carrols LLC and Daniel T. Accordino (incorporated by reference to Exhibit 10.1 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on December 27, 2011) †

Exhibit
Number	Description
10.27
Amended and Restated Carrols Corporation and Subsidiaries Deferred Compensation Plan dated December 1, 2008 (incorporated by reference to Exhibit 10.23 to Carrols Restaurant Group's and Carrols Corporation's 2008 Annual Report on Form 10-K) †

10.28
Joinder Agreement dated as of May 28, 2008 by and among Carrols Corporation, certain subsidiaries of Carrols Corporation, Carrols Restaurant Group, Inc., Carrols LLC and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.2 of Carrols Restaurant Group, Inc.'s and Carrols Corporation's Form 10-Q filed on August 6, 2008.)

10.29
Joinder Agreement dated as of May 4, 2011 by and among Carrols Corporation, certain subsidiaries of Carrols Corporation, Carrols Restaurant Group, Inc., Fiesta Restaurant Group, Inc. and Well Fargo Bank, National Association (successor by merger to Wachovia Bank, National Association) (incorporated by reference to Exhibit 10.2 of Carrols Restaurant Group, Inc.'s and Carrols Corporation's Form 10-Q filed on May 12, 2011)

10.30
Registration Rights Agreement, dated as of June 16, 2009, by and among Carrols Restaurant Group, Inc., Jefferies Capital Partners IV LP, Jefferies Employee Partners IV LLC and JCP Partners IV LLC (incorporated by reference to Exhibit 4.1 of Carrols Restaurant Group, Inc.'s and Carrols Corporation's Form 10-Q filed on August 5, 2009)

10.31
Voting Agreement, dated as of July 27, 2011, between Carrols Restaurant Group, Inc. and Jefferies Capital Partners IV L.P., Jefferies Employee Partners IV LLC and JCP Partners IV LLC (incorporated by reference to Exhibit 10.8 to Carrols Restaurant Group, Inc.'s and Carrols Corporation's Quarterly Report on Form 10-Q filed on August 12, 2011)

10.32
Management Services Agreement, dated as of August 5, 2011, between Carrols Corporation and Fiesta Restaurant Group, Inc. (incorporated by reference to Exhibit 10.10 to Carrols Restaurant Group, Inc.'s and Carrols Corporation's Quarterly Report on Form 10-Q filed on August 12, 2011)

10.33
Management Services Agreement, dated as of August 5, 2011, between Carrols Corporation and Carrols LLC (incorporated by reference to Exhibit 10.11 to Carrols Restaurant Group, Inc.'s and Carrols Corporation's Quarterly Report on Form 10-Q filed on August 12, 2011)

10.34
Voting Agreement, dated as of March 26, 2012, between Burger King Corporation and Jefferies Capital Partners IV L.P. (incorporated by reference to Exhibit 10.2 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on March 28, 2012)

10.35
Voting Agreement, dated as of March 26, 2012, between Burger King Corporation and Jefferies Employee Partners IV LLC (incorporated by reference to Exhibit 10.3 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on March 28, 2012)

10.36
Voting Agreement, dated as of March 26, 2012, between Burger King Corporation and JCP Partners IV LLC (incorporated by reference to Exhibit 10.4 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on March 28, 2012)

10.37
Voting Agreement, dated as of March 26, 2012, between Burger King Corporation and Daniel T. Accordino (incorporated by reference to Exhibit 10.5 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on March 28, 2012)

10.38
Separation and Distribution Agreement dated as of April 24, 2012 among Carrols Restaurant Group, Inc., Carrols Corporation, Carrols LLC and Fiesta Restaurant Group, Inc. (incorporated by reference to Exhibit 10.1 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on April 26, 2012)

10.39
Tax Matters Agreement dated as of April 24, 2012 among Carrols Restaurant Group, Inc., Carrols Corporation, Carrols LLC and Fiesta Restaurant Group, Inc. (incorporated by reference to Exhibit 10.2 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on April 26, 2012)

10.40
Employee Matters Agreement dated as of April 24, 2012 among Carrols Restaurant Group, Inc., Carrols Corporation, Carrols LLC and Fiesta Restaurant Group, Inc. (incorporated by reference to Exhibit 10.3 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on April 26, 2012)

10.41
Transition Services Agreement dated as of April 24, 2012 among Carrols Restaurant Group, Inc., Carrols Corporation, Carrols LLC and Fiesta Restaurant Group, Inc. (incorporated by reference to Exhibit 10.4 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on April 26, 2012)

10.42
Second Lien Security Agreement, dated as of May 30, 2012, between Carrols Restaurant Group, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as collateral agent (incorporated by reference to Exhibit 10.1 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on June 1, 2012)

10.43
First Lien Security Agreement, dated as of May 30, 2012, between Carrols Restaurant Group, Inc., the guarantors named therein, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.2 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on June 1, 2012)

Exhibit
Number	Description
10.44
Amendment No. 1 to Asset Purchase Agreement, dated as of May 30, 2012, among Carrols Restaurant Group, Inc., Carrols LLC and Burger King Corporation (incorporated by reference to Exhibit 10.3 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on June 1, 2012)

10.45
Operating Agreement, dated as of May 30, 2012, between Carrols LLC and Burger King Corporation (incorporated by reference to Exhibit 10.4 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on June 1, 2012)

10.46
First Amendment to the Voting Agreement, dated as of May 30, 2012, between Carrols Restaurant Group, Inc. and Jefferies Capital Partners IV L.P., Jefferies Employee Partners IV LLC and JCP Partners IV LLC (incorporated by reference to Exhibit 10.5 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on June 1, 2012)

10.47
Credit Agreement, dated as of May 30, 2012, between Carrols Restaurant Group, Inc., the guarantors named therein, the lenders named therein and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.6 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on June 1, 2012)

14.1
Carrols Restaurant Group, Inc. and Carrols Corporation Code of Ethics (incorporated by reference to Exhibit 14.1 to Carrols Restaurant Group Inc.’s and Carrols Corporation’s 2006 Annual Report on Form 10-K)

21.1	List of Subsidiaries #
23.1	Consent of Deloitte & Touche LLP #
31.1	Chief Executive Officer's Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Carrols Restaurant Group, Inc.#
31.2	Chief Financial Officer's Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Carrols Restaurant Group, Inc.#
32.1	Chief Executive Officer's Certificate Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Carrols Restaurant Group, Inc.#
32.2	Chief Financial Officer's Certificate Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Carrols Restaurant Group, Inc.#
*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema Document
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#	Filed herewith.

†	Compensatory plan or arrangement

*
As provided in Rule 406T of Regulation S-T, this information is deemed furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Carrols Restaurant Group, Inc.
Syracuse, NY

We have audited the accompanying consolidated balance sheets of Carrols Restaurant Group, Inc. and subsidiary (the “Company”) as of December 30, 2012 and January 1, 2012, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders' equity, and cash flows for each of the three years in the period ended December 30, 2012. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15. These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and consolidated financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 30, 2012 and January 1, 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 30, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
As discussed in Notes 1 and 3 to the consolidated financial statements, on May 7, 2012 the Company completed the spin-off of Fiesta Restaurant Group, Inc. (“Fiesta”). As a result of the spin-off, the consolidated statements of operations and comprehensive income (loss) and statements of cash flows related to Fiesta have been presented as discontinued operations for all periods presented.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 30, 2012, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2013 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Rochester, NY
March 12, 2013

CARROLS RESTAURANT GROUP, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 30, 2012 AND JANUARY 1, 2012
(In thousands of dollars, except share and per share amounts)

	December 30, 2012	January 1, 2012
ASSETS
Current assets:
Cash	$38,290	$24,661
Trade and other receivables	6,418	6,673
Inventories	7,729	5,601
Prepaid rent	2,435	4,077
Prepaid expenses and other current assets	2,911	5,522
Refundable income taxes	43	2,239
Deferred income taxes (Note 12)	2,442	3,484
Total current assets	60,268	52,257
Restricted cash (Note 9)	20,000	—
Property and equipment, net (Note 4)	135,926	190,310
Franchise rights, net (Note 5)	94,170	67,238
Goodwill (Note 5)	8,162	124,934
Franchise agreements, at cost less accumulated amortization of $7,188 and $6,504, respectively	12,993	5,225
Favorable leases, net (Note 5)	3,287	—
Deferred financing fees	5,340	8,670
Deferred income taxes	2,222	—
Other assets	3,888	9,758
Total assets	$346,256	$458,392
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt (Note 9)	$1,062	$6,553
Accounts payable	20,075	14,759
Accrued interest	2,138	7,178
Accrued payroll, related taxes and benefits	15,223	21,796
Accrued real estate taxes	4,041	4,812
Other liabilities	10,251	8,779
Total current liabilities	52,790	63,877
Long-term debt, net of current portion (Note 9)	159,233	261,966
Lease financing obligations (Note 10)	1,197	10,064
Deferred income—sale-leaseback of real estate (Note 8)	18,623	37,372
Deferred income taxes (Note 12)	—	2,234
Accrued postretirement benefits (Note 18)	2,622	2,055
Unfavorable leases, net (Note 5)	9,045	—
Other liabilities (Note 7)	12,573	21,667
Total liabilities	256,083	399,235
Commitments and contingencies (Note 14)
Stockholders’ equity (Note 13):
Preferred stock, par value $.01; authorized 20,000,000 shares, issued and outstanding—100 shares and zero, respectively (Note 16)	—	—
Voting common stock, par value $.01; authorized—100,000,000 shares, issued—23,682,869 and 22,135,663 shares, respectively, and outstanding—22,748,241 and 21,750,237 shares, respectively	227	218
Additional paid-in capital	68,056	6,954
Retained earnings	21,362	51,041
Accumulated other comprehensive income (Notes 9 and 18)	669	1,085
Treasury stock, at cost	(141)	(141)
Total stockholders’ equity	90,173	59,157
Total liabilities and stockholders’ equity	$346,256	$458,392

The accompanying notes are an integral part of these consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
YEARS ENDED DECEMBER 30, 2012, JANUARY 1, 2012, AND JANUARY 2, 2011
(In thousands of dollars, except share and per share amounts)

	December 30, 2012	January 1, 2012	January 2, 2011
Restaurant sales	$539,608	$347,518	$357,073
Costs and expenses:
Cost of sales	172,698	103,860	105,399
Restaurant wages and related expenses	169,857	109,155	112,534
Restaurant rent expense	37,883	22,665	23,169
Other restaurant operating expenses	88,883	53,389	54,602
Advertising expense	22,257	14,424	14,966
General and administrative (including stock-based compensation expense of $925, $1,037, and $884, respectively)	36,085	20,982	19,210
Depreciation and amortization	26,321	16,058	15,354
Impairment and other lease charges (Note 6)	977	1,293	709
Other income (Note 11)	(717)	(720)	(444)
Total operating expenses	554,244	341,106	345,499
Income (loss) from operations	(14,636)	6,412	11,574
Interest expense	12,764	7,353	8,957
Loss on extinguishment of debt	1,509	1,244	—
Income (loss) from continuing operations before income taxes	(28,909)	(2,185)	2,617
Provision (benefit) for income taxes (Note 12)	(10,093)	(1,661)	807
Net income (loss) from continuing operations	(18,816)	(524)	1,810
Income (loss) from discontinued operations, net of income taxes	(72)	11,742	10,106
Net income (loss)	$(18,888)	$11,218	$11,916
Basic and diluted net income (loss) per share (Note 19):
Continuing operations	$(0.83)	$(0.02)	$0.08
Discontinued operations	$—	$0.54	$0.47
Shares used in computing net income (loss) per share:
Basic weighted average common shares outstanding	22,580,468	21,677,837	21,620,550
Diluted weighted average common shares outstanding	22,580,468	21,677,837	21,835,417
Other comprehensive income (loss), net of tax:
Net income (loss)	$(18,888)	$11,218	$11,916
Change in valuation of interest rate swap, net of tax (Note 9)	68	(68)	—
Change in postretirement benefit obligations, net of tax (Note 18)	$(484)	$(382)	$(128)
Comprehensive income (loss)	$(19,304)	$10,768	$11,788

The accompanying notes are an integral part of these consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 30, 2012, JANUARY 1, 2012, AND JANUARY 2, 2011
(In thousands of dollars, except share and per share amounts)

						Accumulated
				Additional		Other		Total
	Common Stock		Preferred	Paid-In	Retained	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Stock	Capital	Earnings	Income	Stock	Equity
Balance at January 4, 2010	21,611,707	$216	$—	$1,759	$27,907	$1,663	$(141)	$31,404
Stock-based compensation	—	—	—	1,651	—	—	—	1,651
Exercise of stock options	15,422	—	—	64	—	—	—	64
Vesting of non-vested shares	5,273	—	—	—	—	—	—	—
Net income	—	—	—	—	11,916	—	—	11,916
Change in postretirement benefit obligations, net of tax of $98	—	—	—	—	—	(128)	—	(128)
Balance at January 2, 2011	21,632,402	216	—	3,474	39,823	1,535	(141)	44,907
Stock-based compensation	—	—	—	2,779	—	—	—	2,779
Exercise of stock options	97,376	1	—	550	—	—	—	551
Vesting of non-vested shares and excess tax benefits	20,459	1	—	151	—	—	—	152
Net income	—	—	—	—	11,218	—	—	11,218
Change in valuation of interest rate swap, net of tax of $43	—	—	—	—	—	(68)	—	(68)
Change in postretirement benefit obligations, net of tax of $243	—	—	—	—	—	(382)	—	(382)
Balance at January 1, 2012	21,750,237	218	—	6,954	51,041	1,085	(141)	59,157
Stock-based compensation	—	—	—	2,169	—	—	—	2,169
Exercise of stock options	69,824	—	—	295	—	—	—	295
Conversion of stock options (Note 13)	666,090	7	—	(7)	—	—	—	—
Vesting of non-vested shares and excess tax benefits	262,090	2	—	934	—	—	—	936
Issuance of preferred stock (Note 12)	—	—	—	57,711	—	—	—	57,711
Distribution of Fiesta Restaurant Group's net assets (Note 3)	—	—	—	—	(10,791)	—	—	(10,791)
Net loss	—	—	—	—	(18,888)	—	—	(18,888)
Change in valuation of interest rate swap, net of tax of $42	—	—	—	—	—	68	—	68
Change in postretirement benefit obligations, net of tax of $322	—	—	—	—	—	(484)	—	(484)
Balance at December 30, 2012	22,748,241	$227	$—	$68,056	$21,362	$669	$(141)	$90,173

The accompanying notes are an integral part of these consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 30, 2012, JANUARY 1, 2012, AND JANUARY 2, 2011
(In thousands of dollars)

	December 30, 2012	January 1, 2012	January 2, 2011
Cash flows provided from (used for) operating activities from continuing operations:
Net income (loss)	$(18,888)	$11,218	$11,916
Loss (income) from discontinued operations	72	(11,742)	(10,106)
Adjustments to reconcile net income (loss) to net cash provided from operating activities of continuing operations:
Loss on disposals of property and equipment	212	63	285
Stock-based compensation	925	1,037	884
Impairment and other lease charges	977	1,293	709
Depreciation and amortization	26,321	16,058	15,354
Amortization of deferred financing costs	777	738	934
Amortization of deferred gains from sale-leaseback transactions	(1,776)	(1,987)	(1,825)
Deferred income taxes	(9,399)	4,828	2,046
Loss on extinguishment of debt	1,509	733	—
Changes in other operating assets and liabilities
Refundable income taxes	2,196	(1,773)	(116)
Accounts payable	7,160	(932)	(2,026)
Accrued interest	2,112	(6,827)	(27)
Accrued payroll, related taxes and benefits	5,581	574	(2,226)
Other	428	20,167	16,458
Net cash provided from operating activities of continuing operations	18,207	33,448	32,260
Cash flows used for investing activities of continuing operations:
Capital expenditures:
New restaurant development	—	(1,757)	(2,697)
Restaurant remodeling	(21,342)	(8,533)	(5,541)
Other restaurant capital expenditures	(6,247)	(12,632)	(4,177)
Corporate and restaurant information systems	(10,053)	(4,849)	(1,234)
Total capital expenditures	(37,642)	(27,771)	(13,649)
Acquisition of restaurants from BKC, net of cash acquired	(12,135)	—	—
Increase in restricted cash balance	(20,000)	—	—
Properties purchased for sale-leaseback	—	(2,058)	(2,390)
Proceeds from sale-leaseback transactions	1,177	2,818	3,413
Proceeds from insurance recoveries	610	477	—
Proceeds from sales of other properties	2,082	573	—
Net cash used for investing activities of continuing operations	(65,908)	(25,961)	(12,626)
Cash flows provided from (used for) financing activities of continuing operations:
Proceeds from issuance of senior secured second lien notes	150,000	—	—
Proceeds from Fiesta Restaurant Group financing	—	192,307	—
Cash of Fiesta Restaurant Group deconsolidated as a result of spin-off	(5,490)	—	—
Term loan borrowings from Carrols LLC credit facility	—	65,000	—
Borrowings on previous revolving credit facilities	19,200	59,800	97,100
Repayments on previous revolving credit facilities	(23,200)	(55,800)	(99,000)
Repayments of term loans under prior credit facilities	(61,750)	(80,214)	—
Principal payments on term loans under prior credit facilities	(1,625)	(8,661)	(17,750)
Repayments of prior Carrols senior subordinated notes	—	(165,000)	—
Capital contribution to Fiesta Restaurant Group	(2,500)	(3,345)	—
Principal payments on capital leases	(620)	(2)	(35)
Excess tax benefits from stock-based compensation	936	152	—
Financing costs associated with issuance of debt	(5,945)	(1,845)	—
Proceeds from stock option exercises	295	551	64
Net cash provided from (used for) financing activities of continuing operations	69,301	2,943	(19,621)
Net increase in cash from continuing operations	21,600	10,430	13
Net cash provided from operating activities of discontinued operations	3,718	21,052	14,488
Net cash used for investing activities of discontinued operations	(15,007)	(15,082)	(15,714)
Net cash provided from financing activities of discontinued operations	3,318	5,117	(45)
Net increase (decrease) in cash from discontinued operations	(7,971)	11,087	(1,271)
Net increase in cash	13,629	21,517	(1,258)
Cash, beginning of period	24,661	3,144	4,402
Cash, end of period	$38,290	$24,661	$3,144
Supplemental disclosures:
Interest paid on long-term debt	$9,751	$18,055	$16,772
Interest paid on lease financing obligations	$101	$96	$100
Accruals for capital expenditures	$5,034	$307	$183
Income taxes paid (refunded ), net	$(2,889)	$(446)	$4,868
Capital lease obligations assumed in acquisition	$10,779	$—	$—
Preferred stock issued for consideration in acquisition	$57,711	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 30, 2012, JANUARY 1, 2012, AND JANUARY 2, 2011
(in thousands of dollars except share and per share amounts)

1. Basis of Presentation
Business Description. At December 30, 2012 Carrols Restaurant Group, Inc. ("Carrols Restaurant Group" or the "Company") operated, as franchisee, 572 restaurants under the trade name “Burger King” in 13 Northeastern, Midwestern and Southeastern states.
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
Spin-Off. On May 7, 2012, the Company completed the spin-off of Fiesta Restaurant Group, Inc. ("Fiesta"), which was a wholly owned subsidiary of Carrols, through a pro-rata dividend to the stockholders of Carrols Restaurant Group of all of the outstanding shares of Fiesta's common stock (the "Spin-off"). As a result of the Spin-off, the results of operation and cash flows of Fiesta (including the Pollo Tropical and Taco Cabana segments) have been presented as discontinued operations for all periods presented. See Note 3—Discontinued Operations for further information.
Fiscal Year. The Company uses a 52-53 week fiscal year ending on the Sunday closest to January 1. The fiscal years ended December 30, 2012, January 1, 2012 and January 2, 2011 each contained 52 weeks.
Use of Estimates. The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates include: accrued occupancy costs, insurance liabilities, evaluation for impairment of goodwill, long-lived assets and franchise rights, lease accounting matters and valuation of deferred tax assets. Actual results could differ from those estimates.
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
Leasehold improvements are depreciated over the shorter of their estimated useful lives or the underlying lease term. In circumstances where an economic penalty would be presumed by the non-exercise of one or more renewal options under the lease, the Company includes those renewal option periods when determining the lease term. For significant leasehold improvements made during the latter part of the lease term, the Company amortizes those improvements over the shorter of their useful life or an extended lease term. The extended lease term would consider the exercise of renewal options if the value of the improvements would imply that an economic penalty would be incurred without the renewal of the option. Building costs incurred for new restaurants on leased land are depreciated over the lease term, which is generally a period of twenty years.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 30, 2012, JANUARY 1, 2012 and JANUARY 2, 2011
(in thousands of dollars except share and per share amounts)

Franchise Rights. For its restaurant acquisitions prior to 2002, the Company generally allocated to franchise rights, an intangible asset, the excess of purchase price and related costs over the value assigned to the net tangible and intangible assets acquired. For acquisitions subsequent to 2002, the Company determined the fair value of franchise rights based upon the acquired restaurants future earnings, discounting those earnings using an appropriate market discount rate and subtracting a contributory charge for net working capital, property and equipment and assembled workforce to determine the fair value attributable to these franchise rights. Amounts allocated to franchise rights for each acquisition are amortized using the straight-line method over the average remaining term of the acquired franchise agreements plus one twenty-year renewal period.
Franchise Agreements. Fees for initial franchises and renewals are amortized using the straight-line method over the term of the agreement, which is generally twenty years.
Goodwill. Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. Goodwill is not amortized but is tested for impairment at least annually as of the fiscal year end.
Favorable and Unfavorable Leases. Favorable and unfavorable lease valuations resulted from the terms of acquired operating lease contracts being favorable or unfavorable relative to market terms of comparable leases on the acquisition date. Favorable and unfavorable lease valuations are amortized as a component of rent expense on a straight-line basis over the remaining lives of the leases. The weighted average amortization period of the favorable lease valuations is 14.7 years and unfavorable lease valuations is 14.4 years.
Long-Lived Assets. The Company assesses the recoverability of property and equipment, franchise rights and other intangible assets by determining whether the carrying value of these assets can be recovered over their respective remaining lives through undiscounted future operating cash flows. Impairment is reviewed whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable.
Deferred Financing Costs. Financing costs (included in other assets) incurred in obtaining long-term debt and lease financing obligations are capitalized and amortized over the life of the related obligation as interest expense using the effective interest method.
Leases. All leases are reviewed for capital or operating classification at their inception. The majority of the Company’s leases are operating leases. Many of the lease agreements contain rent holidays, rent escalation clauses and/or contingent rent provisions. Rent expense for leases that contain scheduled rent increases is recognized on a straight-line basis over the lease term, including any option periods included in the determination of the lease term. Contingent rentals are generally based upon a percentage of sales or a percentage of sales in excess of stipulated amounts and are generally not considered minimum rent payments but are recognized as rent expense when incurred.
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

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 30, 2012, JANUARY 1, 2012 and JANUARY 2, 2011
(in thousands of dollars except share and per share amounts)

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
Fair Value of Financial Instruments. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. In determining fair value, the accounting standards establish a three level hierarchy for inputs used in measuring fair value as follows: Level 1 inputs are quoted prices in active markets for identical assets or liabilities; Level 2 inputs are observable for the asset or liability, either directly or indirectly, including quoted prices in active markets for similar assets or liabilities; and Level 3 inputs are unobservable and reflect our own assumptions. The following methods were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate the fair value:

•	Current Assets and Liabilities. The carrying value of cash and restricted cash approximate fair value because of the short maturity of those instruments, which are considered Level 1.

•
Carrols Restaurant Group 11.25% Senior Secured Second Lien Notes due 2018. The fair value of outstanding senior secured second lien notes is based on recent trading values, which are considered Level 1, and at December 30, 2012 was approximately $162.0 million.

See Notes 2 and 5 for a discussion of the fair value measurement of non-financial assets.
Derivative Financial Instruments. The Company recognizes derivatives on the balance sheet at fair value, which is considered Level 1. The Company’s only derivative was an interest rate swap and it had been designated as a cash flow hedge; therefore, the effective portion of the changes in the fair value of this arrangement were recognized in accumulated other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of the changes in the fair value of this arrangement was immediately recognized in earnings. The Company classifies cash inflows and outflows from derivatives within operating activities on the statement of cash flows. The interest rate swap agreement was settled in conjunction with the refinancing discussed in Note 9.
Stock-Based Compensation. For non-vested stock awards, the fair market value of the award, determined based upon the closing value of the Company’s stock price on the grant date, is recorded to compensation expense on a straight-line basis over the requisite service period.  The Company applies the Black-Scholes valuation model in determining the fair value of stock options granted to employees, which is then amortized on a straight-line basis to compensation expense over the requisite service period. In connection with the Spin-off of Fiesta, on March 5, 2012 the Company converted all of its outstanding vested stock options to shares of the Company's common stock and all of its outstanding non-vested stock options to non-vested shares of the Company's common stock.
The Company has adopted an incentive stock plan under which incentive stock options, non-qualified stock options and non-vested shares may be granted to employees and non-employee directors. On an annual basis, the Company has granted incentive stock options, non-qualified stock options and/or non-vested shares under these plans. The stock options granted prior to the conversion of stock options to shares, generally vested at 20% per year and expired seven years from the date of grant. Non-vested shares granted to certain restaurant employees generally vest 100% after three years, non-vested shares granted to corporate employees generally vest 25% per year over four years and non-vested shares granted to non-employee directors generally vest at varying rates over two to five years.
There were no stock options granted in 2012 or 2011. The weighted average fair-value of the options granted in 2010 and was $3.03 which was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 30, 2012, JANUARY 1, 2012 and JANUARY 2, 2011
(in thousands of dollars except share and per share amounts)

2010
Risk-free interest rate	2.32%
Annual dividend yield	—
Expected term	4.8 years
Expected volatility	53%
The assumptions include the risk-free rate of interest, expected dividend yield, expected volatility, and the expected term of the award. The risk-free rate of interest was based on the zero coupon U.S. Treasury bond rates appropriate for the expected term of the award. There are no expected dividends as the Company does not currently plan to pay dividends on its common stock. Expected stock price volatility was based on the expected volatility of a peer group that had actively traded stock during the period immediately preceding the share-based award grant. The expected term is estimated by using the actual contractual term of the awards and the expected length of time for the employees to exercise the awards. Compensation expense is recognized only for those options expected to vest, with forfeitures estimated based on the Company’s historical experience and future expectations. Also see Note 13 to the consolidated financial statements.
Gift cards. The Company sells gift cards to its customers in its restaurants and through selected third parties. The Company recognizes revenue from gift cards upon redemption by the customer. Proceeds from the sale of gift cards at the Company’s restaurants are remitted to BKC.
Segment Information. Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company's chief operating decision maker currently evaluates the Company's operations from a number of different operational perspectives. The Company derives all significant revenues from a single operating segment. Accordingly, the Company views the operating results of its Burger King restaurants as one reportable segment.
Subsequent Events. The Company conducted an evaluation of subsequent events through the issuance date of the Company's financial statements. The American Taxpayer Relief Act of 2012 ("the Act") was signed into law on January 2, 2013. The Act retroactively restored several expired business tax provisions, including bonus depreciation and the Work Opportunity Tax Credit as of January 1, 2012, with a new expiration date of December 31, 2013. Because a change in tax law is accounted for in the period of enactment, the retroactive effect renewing the Work Opportunity Tax Credit for 2012 is not reflected in the Company's benefit for income taxes for the year ended December 31, 2012. Instead, this benefit of $1.0 million will be recorded as a discrete item in the first quarter of 2013.
2. Acquisition

On May 30, 2012, the Company completed the acquisition of 278 restaurants from BKC for a purchase price consisting of (i) a 28.9% equity ownership interest in the Company, (ii) $3.8 million for cash on hand and inventory at the acquired restaurants and (iii) $9.4 million of franchise fees and $3.6 million for BKC’s assignment of its right of first refusal on franchisee restaurant transfers in 20 states ("ROFR") pursuant to an operating agreement dated May 30, 2012 (the "operating agreement") with BKC entered into at closing. The ROFR is payable in quarterly payments over five years and the first quarterly payment of $0.2 million was made at closing (the "acquisition"). The Company also entered into new franchise agreements pursuant to the purchase and operating agreements and entered into new leases with BKC for all of the acquired restaurants, including leases for 81 restaurants owned in fee by BKC and subleases for 197 restaurants under terms substantially the same as BKC’s underlying leases for those properties. Pursuant to the operating agreement, the Company also agreed to remodel 455 Burger King restaurants to BKC’s 20/20 restaurant image.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 30, 2012, JANUARY 1, 2012 and JANUARY 2, 2011
(in thousands of dollars except share and per share amounts)

The Company believes the acquisition created a strategic opportunity to add a significant number of Burger King restaurants in areas that are either in or adjacent to the Company's pre-existing restaurant base. In addition, the acquisition allowed the Company to leverage its investment in restaurant-level systems and processes and operational oversight. The acquisition is accounted for under the acquisition method of accounting in accordance with ASC 805, “Business Combinations.” The aggregate purchase price was $74.5 million as follows:

Equity consideration - Issuance of 100 shares of Series A Convertible Preferred Stock	$57,711
Cash purchase price	16,826
Total consideration	$74,537

The total cash consideration paid at closing, net of cash acquired, is reconciled as follows:

Cash purchase price	$16,826
Less: Cash acquired	(417)
Less: Additional consideration accrued but not paid	(4,274)
Net cash paid for the acquisition	$12,135

The value of the Series A Convertible Preferred Stock ("Preferred Stock") was based on 9.4 million shares of common stock, the number of common shares the preferred stock would be convertible into at the stock price of $6.13 per share on the closing date of the acquisition. See Note 16—Preferred Stock for further information.
Under the acquisition method of accounting, the aggregate purchase price is allocated to the net tangible and intangible assets based upon their fair values on the acquisition date. The Company engaged a third party valuation specialist to assist with the valuation of franchise rights, leasehold improvements and favorable and unfavorable leases. The Company estimated that BKC's carrying value of restaurant equipment, subject to certain adjustments, and restaurant equipment subject to capital leases was equivalent to fair value of this equipment at the date of the acquisition. The fair value determination of franchising fees for certain restaurants was based on the amounts paid for such fees as the terms were at market rates.
The following table summarizes the final allocation of the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed:

Cash	$417
Inventory	3,336
Leasehold improvements	7,640
Restaurant equipment	20,955
Restaurant equipment - subject to capital lease	10,751
Franchise fees	8,597
Franchise rights	30,700
Favorable leases	3,470
Deferred tax assets	2,465
Goodwill	6,712
Capital lease obligation for equipment	(10,779)
Other liabilities	(174)
Unfavorable leases	(9,553)
Net assets acquired	$74,537

Adjustments to the purchase price allocation during the period ended December 30, 2012 were primarily related to changes in the valuations in the preliminary appraisals of franchise rights, the Company's determination of the fair value of restaurant equipment and the valuation of leasehold improvements and favorable and unfavorable lease arrangements. The impact of these adjustments included a reduction of rent expense of $186 and a reduction of depreciation expense of $678 pertaining to the second

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 30, 2012, JANUARY 1, 2012 and JANUARY 2, 2011
(in thousands of dollars except share and per share amounts)

and third quarters of 2012. The excess of the purchase price over the aggregate fair value of net assets acquired of $6.7 million was recognized as goodwill, a portion of which is expected to be deductible for tax purposes. Deferred tax assets relative to the acquisition are due to the book and tax bases difference of net favorable and unfavorable leases.
The fair value of the favorable and unfavorable leases acquired, as well as the fair value of the leasehold improvements and restaurant equipment acquired, were measured using significant inputs not observable in the open market. As such, the Company categorizes these as Level 2 inputs under ASC 820.
The results of operations of the acquired restaurants are included in the Company's consolidated statements of operations from May 31, 2012, the day following the closing of the acquisition. The acquired restaurants contributed revenues of $174.3 million since the acquisition. It is impracticable to disclose net earnings for the post-acquisition period for these acquired restaurants as net earnings of these restaurants were not tracked on a collective basis due to the integration of administrative functions, including field supervision. During the years ended December 30, 2012 and January 1, 2012, approximately $1.2 million and $0.4 million, respectively, of pretax transaction-related costs related to the acquisition were recorded in general and administrative expense.
The pro forma impact on the results of operations is included in the below table for the annual period prior to the date of the closing of the acquisition on May 30, 2012 in which the acquisition was not previously consolidated. The pro forma results of operations are not necessarily indicative of the results that would have occurred had the acquisition been consummated at the beginning of the periods presented, nor are they necessarily indicative of any future consolidated operating results. The following table summarizes the Company's unaudited proforma operating results (in thousands):

		Year Ended
		December 30, 2012	January 1, 2012
Restaurant sales		$665,032	$642,398
Net loss from continuing operations	`	$(24,935)	$(14,509)
Net loss per share from continuing operations, basic and diluted		$(1.10)	$(0.67)

This pro forma financial information does not give effect to any anticipated synergies, operating efficiencies or cost savings that may be associated with the acquisition or any integration costs we may incur related to the acquisition.
3. Discontinued Operations
On May 7, 2012, the Company completed the Spin-off of Fiesta, a wholly owned subsidiary of Carrols which included the Pollo Tropical and Taco Cabana restaurant brands, through the distribution in the form of a pro rata dividend of all of Fiesta's issued and outstanding common stock to Carrols Restaurant Group’s stockholders whereby each stockholder of Carrols Restaurant Group on April 26, 2012 received one share of Fiesta’s common stock for every one share of the Company's common stock held. As a result of the Spin-off, Fiesta is now an independent public company whose common stock is traded on The NASDAQ Global Select Market under the symbol “FRGI.” At the date of the Spin-off, the dividend of Fiesta common stock to our stockholders resulted in a distribution of net assets of $9.9 million to Fiesta. In the fourth quarter of 2012, Carrols made additional distributions of $0.9 million related to the allocation to Fiesta of estimated 2012 net operating loss carryforwards.
In connection with the Spin-off, on April 24, 2012 Carrols Restaurant Group and Carrols entered into several agreements with Fiesta that govern the Company’s post Spin-off relationship with Fiesta, including a Separation and Distribution Agreement, Tax Matters Agreement, Employee Matters Agreement and Transition Services Agreement. Amounts earned by Carrols under the Transition Services Agreement were $3.8 million during the year ended December 30, 2012.
As a result of the Spin-off, there are no remaining Fiesta assets and liabilities as of December 30, 2012. Fiesta's assets and liabilities were included in the consolidated balance sheet at January 1, 2012 and have not been reclassified to discontinued operations. The consolidated statements of operations and consolidated statements of cash flows present Fiesta’s businesses for the period from January 3, 2011 through May 7, 2012 and the years ended January 1, 2012 and January 2, 2011 as discontinued operations.
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

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 30, 2012, JANUARY 1, 2012 and JANUARY 2, 2011
(in thousands of dollars except share and per share amounts)

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
The following table details Fiesta's revenues and income (loss) from operations and expenses associated with the spin-off which have been reported in discontinued operations:

	Twelve Months Ended
	December 30, 2012	January 1, 2012	January 2, 2011
Revenues	$175,364	$474,968	$439,071
Income (loss) from discontinued operations before income taxes	(625)	17,591	15,070
Net income (loss) from discontinued operations	$(72)	$11,742	$10,106
4. Property and Equipment
Property and equipment at December 30, 2012 and January 1, 2012 consisted of the following:

	December 30, 2012	January 1, 2012
Land	$3,639	$23,772
Owned buildings	6,997	24,340
Leasehold improvements	125,551	203,720
Equipment	154,678	238,840
Assets subject to capital leases	16,085	6,522
	306,950	497,194
Less accumulated depreciation and amortization	(171,024)	(306,884)
	$135,926	$190,310
Assets subject to capital leases primarily pertain to buildings leased for certain restaurant locations and certain restaurant equipment leases and had accumulated amortization at December 30, 2012 and January 1, 2012 of $6,102 and $5,651, respectively. At December 30, 2012 and January 1, 2012, land of $353 and $4,175, respectively, and owned buildings of $699 and $4,867, respectively, were subject to lease financing obligations accounted for under the lease financing method (See Note 10). Accumulated depreciation pertaining to owned buildings subject to lease financing obligations at December 30, 2012 and January 1, 2012 was $379 and $2,083, respectively.
Depreciation expense for all property and equipment for the years ended December 30, 2012, January 1, 2012 and January 2, 2011 was $21,632, $12,255 and $11,538, respectively.
5. Goodwill, Franchise Rights, Favorable and Unfavorable Leases
Goodwill. The Company is required to review goodwill for impairment annually, or more frequently, when events and circumstances indicate that the carrying amount may be impaired. If the determined fair value of goodwill is less than the related carrying amount, an impairment loss is recognized. The Company performs its annual impairment assessment as of the last day of the fiscal year. In performing its goodwill impairment test, the Company compared the net book value of its reporting unit to its estimated fair value, the latter determined by employing a combination of a discounted cash flow analysis and a market-based approach. There have been no goodwill impairment losses during the years ended December 30, 2012, January 1, 2012 and January 2, 2011.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 30, 2012, JANUARY 1, 2012 and JANUARY 2, 2011
(in thousands of dollars except share and per share amounts)

The following table summarizes the changes in the Company’s goodwill balance:

	Pollo Tropical	Taco Cabana	Burger King	Total
Balance, January 1, 2012	$56,307	$67,177	$1,450	$124,934
Discontinued operations	(56,307)	(67,177)	—	(123,484)
Acquisition of 278 Burger King restaurants (Note 2)	—	—	6,712	6,712
Balance, December 30, 2012	$—	$—	$8,162	$8,162
Franchise Rights. Amounts allocated to franchise rights for each acquisition of Burger King restaurants are amortized using the straight-line method over the average remaining term of the acquired franchise agreements plus one twenty-year renewal period. Following is a summary of the Company’s franchise rights as of the respective balance sheet dates:

	December 30, 2012		January 1, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Franchise rights	$168,869	$74,699	$138,169	$70,931
Amortization expense related to franchise rights for the years ended December 30, 2012, January 1, 2012 and January 2, 2011 was $3,767, $3,194 and $3,197, respectively and the Company expects annual amortization to be $4,111 for each of the years ending 2013 through 2017.
The Company assesses the potential impairment of franchise rights whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If an indicator of impairment exists, an estimate of the aggregate undiscounted cash flows from the acquired restaurants is compared to the respective carrying value of franchise rights for each acquisition. If an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value. No impairment charges were recorded related to the Company’s franchise rights for the years ended December 30, 2012 and January 1, 2012. An impairment charge of $45 was recorded for franchise rights due to a closed restaurant location for the year ended January 2, 2011.
Favorable and Unfavorable Leases. Amounts allocated to favorable and unfavorable leases related to the acquisition of 278 Burger King restaurants on May 30, 2012 are being amortized using the straight-line method over remaining terms of the underlying lease agreements as a net reduction of restaurant rent expense. Following is a summary of the Company’s favorable and unfavorable leases as of the respective balance sheet dates, which are included as assets and liabilities, respectively, on the accompanying consolidated balance sheets:

	December 30, 2012
	Gross Carrying Amount	Accumulated Amortization
Favorable leases	$3,470	$183
Unfavorable leases	$9,553	$508
Amortization expense related to favorable and unfavorable leases for the year ended December 30, 2012 was $325 and the Company expects annual amortization to be $557 in 2013, $546 in 2014, $528 in 2015, $449 in 2016 and $430 in 2017.
6. Impairment of Long-Lived Assets and Other Lease Charges
The Company reviews its long-lived assets, principally property and equipment, for impairment at the restaurant level. If an indicator of impairment exists for any of its assets, an estimate of the undiscounted future cash flows over the life of the primary asset for each restaurant is compared to that long-lived asset’s carrying value. If the carrying value is greater than the undiscounted cash flow, the Company then determines the fair value of the asset and if an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value. For closed restaurant locations, the Company reviews the future minimum lease payments and related ancillary costs from the date of the restaurant closure to the end of the remaining lease term and records a lease charge for the lease liabilities to be incurred, net of any estimated sublease recoveries.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 30, 2012, JANUARY 1, 2012 and JANUARY 2, 2011
(in thousands of dollars except share and per share amounts)

The Company determined the fair value of restaurant equipment, for those restaurants reviewed for impairment, based on current economic conditions and the Company’s history of using these assets in the operation of its business. These fair value asset measurements rely on significant unobservable inputs and are considered Level 3 in the fair value hierarchy. The Level 3 assets measured at fair value associated with impairment charges recorded during the year ended December 30, 2012 totaled $0.4 million.
During the years ended December 30, 2012, January 1, 2012 and January 2, 2011, the Company recorded impairment charges of $1.0 million, $1.3 million, and $0.7 million, respectively, related to certain underperforming restaurants.
7. Other Liabilities, Long-Term
Other liabilities, long-term, at December 30, 2012 and January 1, 2012 consisted of the following:

	December 30, 2012	January 1, 2012
Accrued occupancy costs	$5,591	$14,296
Accrued workers’ compensation and general liability claims	2,025	3,208
Deferred compensation	282	965
Obligation to BKC for right of first refusal	2,393	—
Other	2,282	3,198
	$12,573	$21,667
Accrued occupancy costs include obligations pertaining to contingent rent, and accruals to expense operating lease rental payments on a straight-line basis over the lease term, and at January 1, 2012, obligations pertaining to closed restaurant locations.
The following table presents the activity in the accrual for closed restaurant locations, of which $1.1 million was included in long-term accrued occupancy costs above as of January 1, 2012, with the remainder in other current liabilities. The exit cost reserve pertained solely to Fiesta restaurants, and as such the liability was included in the Spin-off discussed in Note 3.

January 1, 2012
Balance, January 2, 2011	$1,665
Provisions for restaurant closures	800
Changes in estimates of accrued costs	649
Payments, net	(1,021)
Other adjustments	153
Balance, January 1, 2012	$2,246
8. Leases
The Company utilizes land and buildings in its operations under various lease agreements. The Company does not consider any one of these individual leases material to the Company's operations. Initial lease terms are generally for twenty years and, in many cases, provide for renewal options and in most cases rent escalations. Certain leases require contingent rent, determined as a percentage of sales as defined by the terms of the applicable lease agreement. For most locations, the Company is obligated for occupancy related costs including payment of property taxes, insurance and utilities.
In the years ended December 30, 2012, January 1, 2012 and January 2, 2011, the Company sold one, two and three restaurant properties, respectively, in sale-leaseback transactions for net proceeds of $1,177, $2,818 and $3,413, respectively. These leases have been classified as operating leases and generally contain a twenty-year initial term plus renewal options.
Deferred gains from sale-leaseback transactions of Burger King restaurant properties of $705, $133 and $493 were recognized during the years ended December 30, 2012, January 1, 2012 and January 2, 2011, respectively, and are being amortized over the term of the related leases. The amortization of deferred gains on sale-leaseback transactions was $1,776, $1,987 and $1,825 for the years ended December 30, 2012, January 1, 2012 and January 2, 2011, respectively.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 30, 2012, JANUARY 1, 2012 and JANUARY 2, 2011
(in thousands of dollars except share and per share amounts)

Minimum rent commitments under capital and non-cancelable operating leases at December 30, 2012 were as follows:

Fiscal year ending:	Capital	Operating
December 30, 2012	$1,714	$45,056
December 29, 2013	1,715	42,899
December 28, 2014	1,715	40,610
January 3, 2016	1,715	39,324
January 1, 2017	1,715	36,699
Thereafter	4,664	323,046
Total minimum lease payments	13,238	$527,634
Less amount representing interest	(2,943)
Total obligations under capital leases	10,295
Less current portion	(1,062)
Long-term obligations under capital leases	$9,233
Total rent expense on operating leases, including percentage rent on both operating and capital leases, was as follows:

	Year ended
	December 30, 2012	January 1, 2012	January 2, 2011
Minimum rent on real property	$34,758	$20,765	$21,263
Additional rent based on percentage of sales	3,125	1,900	1,906
Restaurant rent expense	37,883	22,665	23,169
Administrative and equipment rent	174	114	169
	$38,057	$22,779	$23,338
9. Long-term Debt
Long-term debt at December 30, 2012 and January 1, 2012 consisted of the following:

	December 30, 2012	January 1, 2012
Collateralized:
Carrols Restaurant Group 11.25% Senior Secured Second Lien Notes	$150,000	$—
Prior Carrols LLC Credit Facility-Revolving credit borrowings	—	4,000
Prior Carrols LLC Credit Facility-Term loan borrowings	—	63,375
Fiesta Restaurant Group 8.875% Senior Secured Second Lien Notes	—	200,000
Capital leases	10,295	1,144
	160,295	268,519
Less: current portion	(1,062)	(6,553)
	$159,233	$261,966
Carrols Restaurant Group Senior Secured Second Lien Notes. On May 30, 2012, the Company issued $150.0 million of 11.25% Senior Secured Second Lien Notes due 2018 (the "Notes") pursuant to an indenture dated as of May 30, 2012 governing such Notes. Proceeds from the issuance of the Notes were used to repay $64.8 million of borrowings under the Carrols prior LLC senior credit facility, to pay $12.1 million related to the acquisition of Burger King restaurants from BKC, to pay $4.5 million for fees and expenses related to the offering of the Notes paid at closing and to fund a $20.0 million cash collateral account required under the Company's new senior credit facility discussed below. The remainder of the proceeds of $48.6 million is being used together with operating cash flow and the senior credit facility, as it becomes unrestricted, to fund the restaurant remodeling obligations committed to in connection with the acquisition, and to fund future payments to BKC for the ROFR acquired in the acquisition.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 30, 2012, JANUARY 1, 2012 and JANUARY 2, 2011
(in thousands of dollars except share and per share amounts)

The Notes mature and are payable on May 15, 2018. Interest is payable semi-annually on May 15 and November 15. The Notes are guaranteed by the Company’s subsidiaries and are secured by second-priority liens on substantially all of the Company’s and its subsidiaries’ assets (including a pledge of all of the capital stock and equity interests of its subsidiaries).
The Notes are redeemable at the option of the Company in whole or in part at any time after May 15, 2015 at a price of 105.625% of the principal amount plus accrued and unpaid interest, if any, if redeemed before May 15, 2016, 102.813% of the principal amount plus accrued and unpaid interest, if any, if redeemed after May 15, 2016 but before May 15, 2017 and 100% of the principal amount plus accrued and unpaid interest, if any, if redeemed after May 15, 2017. Prior to May 15, 2015, the Company may redeem some or all of the Notes at a redemption price of 100% of the principal amount of each note plus accrued and unpaid interest, if any, and a make-whole premium. In addition, the indenture governing the Notes also provides that the Company may redeem up to 35% of the Notes using the proceeds of certain equity offerings completed before May 15, 2015.
The Notes are jointly and severally guaranteed, unconditionally and in full by the Company's subsidiaries which are directly or indirectly 100% owned by the Company. Separate condensed consolidating information is not included because the Company is a holding company that has no independent assets or operations. There are no significant restrictions on the ability of the Company or the guarantor subsidiaries to obtain funds from its respective subsidiaries. All consolidated amounts in the Company's financial statements are representative of the combined guarantors.
The indenture governing the Notes includes certain covenants, including limitations and restrictions on the Company and its subsidiaries who are guarantors under the indenture to, among other things; incur indebtedness or issue preferred stock; incur liens; pay dividends or make distributions in respect of capital stock or make certain other restricted payments or investments; sell assets; agree to payment restrictions affecting certain subsidiaries; enter into transaction with affiliates; or merge, consolidate or sell substantially all of the Company's assets.
The indenture covering the Notes and the security agreement provide that any capital stock and equity interests of any of the Company's subsidiaries will be excluded from the collateral to the extent that the par value, book value or market value of such capital stock or equity interests exceeds 20% of the aggregate principal amount of the Notes then outstanding.
The indenture governing the Notes contains customary default provisions, including without limitation, a cross default provision pursuant to which it is an event of default under these notes and the indenture if there is a default under any indebtedness of the Company having an outstanding principal amount of $15.0 million or more which results in the acceleration of such indebtedness prior to its stated maturity or is caused by a failure to pay principal when due. The Company was in compliance as of December 30, 2012 with the restrictive covenants of the indenture governing the Notes.
Carrols Restaurant Group Senior Credit Facility. On May 30, 2012, the Company entered into a senior credit facility, which provides for aggregate revolving credit borrowings of up to $20.0 million (including $15.0 million available for letters of credit) maturing on May 30, 2017. The senior credit facility also provides for incremental borrowing increases of up to $25.0 million, in the aggregate. As of December 30, 2012, there were no outstanding borrowings under the senior credit facility. After reserving $5.4 million for letters of credit issued under the facility for workers’ compensation and other insurance policies, $14.6 million was available for borrowing under the revolving credit facility at December 30, 2012.
Under the senior credit facility (all terms not otherwise defined herein are defined in the senior credit facility), the Company has deposited $20.0 million in an account with the Administrative Agent as collateral for the senior credit facility until the date on which its Adjusted Leverage Ratio is less than 6.00x for two consecutive fiscal quarters (the “Cash Collateral Release Date"). This amount is classified as restricted cash on the consolidated balance sheet as of December 30, 2012.
Prior to the Cash Collateral Release Date, revolving credit borrowings under the facility bear interest at a rate per annum, at the Company’s option, of:
(i) the Alternate Base Rate plus the applicable margin of 0.75% or
(ii) the LIBOR Rate plus the applicable margin of 1.75%
Following the Cash Collateral Release Date, borrowings under the senior credit facility will bear interest at a rate per annum, at the Company’s option, of
(i) the Alternate Base Rate plus the applicable margin of 2.50% to 3.25% based on the Company’s Adjusted Leverage Ratio, or

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 30, 2012, JANUARY 1, 2012 and JANUARY 2, 2011
(in thousands of dollars except share and per share amounts)

(ii) the LIBOR Rate plus the applicable margin of 3.50% to 4.25% based on the Company’s Adjusted Leverage Ratio.
The Company’s obligations under the senior credit facility are guaranteed by its subsidiaries and are secured by first priority liens on substantially all of the assets of the Company and its subsidiaries, including a pledge of all of the capital stock and equity interests of the subsidiaries.
Under the senior credit facility, the Company will be required to make mandatory prepayments of borrowings in the event of dispositions of assets, debt issuances and insurance and condemnation proceeds (all subject to certain exceptions).
The senior credit facility contains certain covenants, including, without limitation, those limiting the Company’s and its subsidiaries' ability to, among other things, incur indebtedness, incur liens, sell or acquire assets or businesses, change the character of its business in all material respects, engage in transactions with related parties, make certain investments, make certain restricted payments or pay dividends. In addition, the senior credit facility requires the Company to meet certain financial ratios, including Fixed Charge Coverage Ratio and Adjusted Leverage Ratio (all as defined under the senior credit facility), however the Company is not required to be in compliance with such ratios so long as the senior credit facility is cash collateralized.
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
Prior Carrols LLC Interest Rate Swap Agreement. As required by the Carrols LLC senior secured credit facility, in November of 2011 Carrols LLC entered into an interest rate swap agreement with its lenders to mitigate the risk of increases in the variable interest rate related to term loan borrowings under the Carrols LLC senior secured credit facility. The interest rate swap was designated as a cash flow hedge. The interest rate swap agreement was settled in conjunction with the refinancing discussed above.
The interest rate swap fixed the interest rate on 50% of the outstanding term loan borrowings under the Carrols LLC senior secured credit facility at 0.77% plus the credit margin on the debt. The agreement was to mature on November 28, 2014 and had a notional amount of $31.7 million at January 1, 2012. The differences between the variable LIBOR rate and the interest rate swap rate of 0.77% were settled monthly. The Company made payments to settle the interest rate swap of $322 and $25 during the years ended December 30, 2012 and January 1, 2012, respectively, which included $254 paid to settle the swap agreement during 2012, and which were recorded as a component of interest expense. The Company's interest rate swap agreement was recorded at fair value and a liability of $110 as of January 1, 2012 was included in long-term other liabilities in the accompanying consolidated balance sheets. Changes in the valuation of the Company's interest rate swap were included as a component of other comprehensive income, and reclassified to earnings as the losses were realized. The Company's counterparties under this arrangement provided the Company with quarterly statements of the market values of these instruments based on significant inputs that were observable or could be derived principally from, or corroborated by, observable market data for substantially the full term of the asset or liability. The Company classified this within Level 2 of the valuation hierarchy described in Note 1. The impact on the derivative liabilities for the Company and the counterparties' non-performance risk to the derivative trades was considered when measuring the fair value of derivative liabilities.
Fiesta Restaurant Group Senior Secured Second Lien Notes. On August 5, 2011, Fiesta issued $200.0 million of Senior Secured Second Lien Notes ("Fiesta Notes") that bear interest at a rate of 8.875% payable semi-annually on February 15 and August 15 and are scheduled to mature on August 15, 2016. The Fiesta Notes are included in the accompanying consolidated balance sheet as of January 1, 2012 and remained with Fiesta subsequent to the Spin-off.
Fiesta Restaurant Group Revolving Credit Facility. On August 5, 2011 Fiesta entered into a first lien revolving credit facility providing for aggregate borrowings of up to $25.0 million (including $10.0 million available for letters of credit), maturing on February 5, 2016. This revolving credit facility was unused prior to the Spin-off.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 30, 2012, JANUARY 1, 2012 and JANUARY 2, 2011
(in thousands of dollars except share and per share amounts)

At December 30, 2012, principal payments required on long-term debt are as follows:

2013	$1,062
2014	1,136
2015	1,213
2016	1,295
2017	1,384
Thereafter	154,205
160,295
The weighted average interest rate on all debt, excluding lease financing obligations, for the years ended December 30, 2012, January 1, 2012 and January 2, 2011 was 9.6%, 6.0% and 6.1%, respectively. Interest expense on the Company’s long-term debt, excluding lease financing obligations, was $12,657, $11,228 and $16,744 for the years ended December 30, 2012, January 1, 2012 and January 2, 2011, respectively.
10. Lease Financing Obligations
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
These leases generally provide for an initial term of twenty years plus renewal options. The rent payable under such leases includes a minimum rent provision and in some cases, includes rent based on a percentage of sales. These leases also require payment of property taxes, insurance and utilities.
At December 30, 2012, payments required on lease financing obligations were as follows:

2013	$101
2014	102
2015	103
2016	104
2017	105
Thereafter, through 2023	1,776
Total minimum lease payments	2,291
Less: Interest implicit in obligations	(1,094)
Total lease financing obligations	$1,197
The interest rates on lease financing obligations was 8.70% at December 30, 2012. Interest expense on lease financing obligations totaled $107 for each of the years ended December 30, 2012, January 1, 2012 and January 2, 2011.
11. Other Income
In 2012, the Company recorded net gains of $0.7 million related to property insurance recoveries from fires at two restaurants.
In 2011, the Company recorded net gains of $0.7 million which included a gain of $0.3 million related to the sale of a non-operating property, a gain of $0.3 million related to property insurance recoveries from fires at two restaurants and a gain of $0.1 million related to a business interruption insurance recovery from storm damage at a restaurant.
During 2010, the Company recorded a gain of $0.4 million related to a property insurance recovery from a fire at a restaurant.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 30, 2012, JANUARY 1, 2012 and JANUARY 2, 2011
(in thousands of dollars except share and per share amounts)

12. Income Taxes
The provision (benefit) for income taxes on income from continuing operations was comprised of the following:

	Year ended
	December 30, 2012	January 1, 2012	January 2, 2011
Current:
Federal	$(772)	$(6,606)	$(1,628)
State	78	117	389
	(694)	(6,489)	(1,239)

Deferred (prepaid):
Federal	(10,055)	4,875	2,010
State	(1,407)	(47)	36
	(11,462)	4,828	2,046
Valuation allowance	2,063	—	—
Provision (benefit) for income taxes	$(10,093)	$(1,661)	$807
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income purposes. The components of deferred income tax assets and liabilities at December 30, 2012 and January 1, 2012 were as follows:

	December 30, 2012	January 1, 2012
Current deferred income tax assets (liabilities):
Inventory and other reserves	$(486)	$(44)
Accrued vacation benefits	1,733	2,788
Accrued settlement costs	981	—
Other accruals	422	740
Current deferred income tax assets	2,650	3,484
Less: Valuation allowance	(208)	—
Total current deferred income tax assets	2,442	3,484
Long term deferred income tax assets (liabilities):
Deferred income on sale-leaseback of certain real estate	7,305	13,977
Lease financing obligations	198	1,095
Postretirement benefit obligations	1,452	1,533
Accumulated other comprehensive income-postretirement benefits	(414)	(736)
Stock-based compensation expense	329	1,566
Property and equipment depreciation	1,058	(4,562)
Federal net operating loss carryforwards	7,042	—
State net operating loss carryforwards	2,063	921
Other intangibles, net	2,856	(87)
Franchise rights	(24,771)	(24,630)
Occupancy costs	4,452	5,705
Tax credit carryforwards	984	1,693
Other	1,523	2,194
Long-term net deferred income tax assets (liabilities)	4,077	(1,331)
Less: Valuation allowance	(1,855)	(903)
Total long-term deferred income tax assets (liabilities)	2,222	(2,234)
Carrying value of net deferred income tax assets	$4,664	$1,250

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 30, 2012, JANUARY 1, 2012 and JANUARY 2, 2011
(in thousands of dollars except share and per share amounts)

The Company's federal net operating loss carryforwards expire in 2032 and its state net operating loss carryforwards expire in varying amounts through 2031.
The Company establishes a valuation allowance to reduce the carrying amount of deferred tax assets when it is more likely than not that it will not realize some portion or all of the tax benefit of its deferred tax assets. The Company has performed the required assessment of positive and negative evidence regarding the realization of deferred income tax assets associated with certain state net operating loss carryforwards in accordance with ASC 740. The Company considered all available positive and negative evidence, including future reversals of existing temporary differences, projected future taxable income and recent financial operations, to determine whether, based on the weight of that evidence, a valuation allowance is needed for some portion or all of these deferred income tax assets. Judgment is used in considering the relative impact of negative and positive evidence. In arriving at these judgments, the weight given to the potential effect of negative and positive evidence is commensurate with the extent to which such evidence can be objectively verified. In evaluating the objective evidence provided by historical results, the Company considered the past three years of cumulative losses.
Based on the assessment described above, the Company provided a valuation allowance of $2.1 million in 2012 on all of the deferred income tax assets as of December 30, 2012 for certain state net operating loss carryforwards, representing a charge to income tax expense during the year ended December 30, 2012. If the Company determines that it is more likely than not that it will realize these deferred tax assets in the future, the Company will make an adjustment to the valuation allowance at that time. At January 1, 2012, the Company had no valuation allowance pertaining to continuing operations.
The estimation of future taxable income for federal and state purposes and the Company's ability to realize deferred tax assets pertaining to state net operating loss carryforwards can significantly change based on future events and operating results. Thus, recorded valuation allowances may be subject to future changes that could be material.
As of December 30, 2012, the Company had federal NOL carryforwards of approximately $20.1 million. The Company has recorded a deferred income tax asset of $7.0 million reflecting the benefit of these loss carryforwards. The Company conducted an analysis of the impact that certain equity transactions of the Company's stockholders during the year had on the Company's ability to utilize its NOLs. The analysis concluded that Company incurred a change in ownership within the meaning of Section 382 of the Internal Revenue Code ("IRC Section 382"). In general, IRC Section 382 places annual limitations on the use of certain tax attributes such as NOL and tax credit carryforwards in existence at the ownership change date. Although realization is not assured, management believes it is more likely than not that the Company will be able to use the pre-ownership change deferred income tax assets related to the NOLs prior to their expiration.
The Company's effective tax rate was 34.9%, 76.0% and 30.8% for the years ended December 30, 2012, January 1, 2012 and January 2, 2011, respectively. A reconciliation of the statutory federal income tax provision (benefit) to the tax provision (benefit) applied to income from continuing operations for the years ended December 30, 2012, January 1, 2012, and January 2, 2011 was as follows:

	Year ended
	December 30, 2012	January 1, 2012	January 2, 2011
Statutory federal income tax provision (benefit)	$(10,118)	$(765)	$916
State income taxes (benefit), net of federal provision (benefit)	(688)	46	276
Stock-based compensation expense	(657)	336	356
Change in valuation allowance	2,063	—	—
Non-deductible expenses	14	242	35
Employment tax credits	(353)	(1,148)	(1,060)
Miscellaneous	(354)	(372)	284
Provision (benefit) for income taxes from continuing operations	$(10,093)	$(1,661)	$807
The Company's policy is to recognize interest and/or penalties related to uncertain tax positions in income tax expense. At December 30, 2012 and January 1, 2012, the Company had no unrecognized tax benefits and no accrued interest related to uncertain tax positions. The tax years 2009 - 2012 remain open to examination by the major taxing jurisdictions to which the Company is subject. Although it is not reasonably possible to estimate the amount by which unrecognized tax benefits may increase within

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 30, 2012, JANUARY 1, 2012 and JANUARY 2, 2011
(in thousands of dollars except share and per share amounts)

the next twelve months due to uncertainties regarding the timing of examinations, the Company does not expect unrecognized tax benefits to significantly change in the next twelve months.
13. Stock-Based Compensation
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
In 2012, the Company issued an aggregate of 36,338 non-vested shares to non-employee directors and 510,900 non-vested shares to certain employees. In connection with the Spin-off of Fiesta, on March 5, 2012 Carrols Restaurant Group converted all of its outstanding vested stock options to shares of the Company's common stock and all of its outstanding non-vested stock options to non-vested shares of the Company's common stock. The 288,435 non-vested shares will generally vest over the same period as the non-vested stock options. The non-vested stock awards issued in connection with the conversion of all outstanding non-vested stock options to non-vested shares of the Company's common stock vest according to the same period and anniversary dates as the original stock options, with the pro-rated portion of the award vesting on the anniversary of the original option award. The conversion resulted in $1.0 million in incremental compensation cost, of which $0.5 million pertains to continuing operations of the Company. During the year ended December 30, 2012, $0.8 million of incremental cost was recognized by the Company, of which $0.4 million pertains to continuing operations and $0.4 million has been classified as discontinued operations as it relates to Fiesta stock-based compensation cost prior to the Spin-off.
In 2011, the Company issued an aggregate of 8,334 non-vested shares to non-employee directors and 360,200 non-vested shares to certain employees. In 2010, the Company granted an aggregate of 552,000 stock options, issued an aggregate of 14,478 non-vested shares to non-employee directors and 11,000 non-vested shares to certain employees. As of December 30, 2012, 2,167,958 shares were available for future grant or issuance.
The non-vested stock awards issued to certain employees in 2012 and 2011 vest over four years at the rate of 25% on each anniversary of the award. The non-vested stock awards issued to non-employee directors in 2012 vest over five years at the rate of 20% on each anniversary date of the award, provided that the participant has continuously remained a director of the Company. The non-vested stock awards issued to non-employee directors in 2011 and 2010 vest over two years at the rate of 50% on each anniversary date of the award, provided that the participant has continuously remained a director of the Company. The non-vested stock awards issued to certain restaurant employees in 2010 vest 100% on the third anniversary date of the award. Forfeiture rates are based on a stratification of employees by expected exercise behavior and range from 0% to 15%.
Stock-based compensation expense for the years ended December 30, 2012, January 2, 2012, and January 1, 2012 was $0.9 million, $1.0 million and $0.9 million, respectively. A portion of the Company's granted options qualified as ISO's for income tax purposes, and as such, a tax benefit is not recorded at the time the compensation cost related to the options is recorded for financial reporting purposes because an ISO does not ordinarily result in a tax benefit unless there is a disqualifying disposition. Stock option grants of non-qualified options result in the creation of a deferred tax asset until the time that the option is exercised.
As of December 30, 2012, the total non-vested stock-based compensation expense relating to non-vested shares was approximately $3.6 million. At December 30, 2012, the remaining weighted average vesting period for non-vested shares was 2.6 years. Shares issued upon exercise of options have been previously registered with the SEC.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 30, 2012, JANUARY 1, 2012 and JANUARY 2, 2011
(in thousands of dollars except share and per share amounts)

A summary of all option activity for the year ended December 30, 2012 was as follows:

	2006 Plan
	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding at January 1, 2012	2,438,327	$9.33	3.2	$8,275
Granted	—	—
Exercised	(69,824)	4.20
Converted (1)	(2,348,950)	9.51
Forfeited	(19,553)	6.58
Options outstanding at December 30, 2012	—
Vested or expected to vest at December 30, 2012	—
Options exercisable at December 30, 2012	—
A summary of all non-vested shares activity for the year ended December 30, 2012 was as follows:

	Shares	Weighted Average Grant Date Price
Non-vested at January 1, 2012	385,426	$7.54
Converted (1)	288,435	7.98
Granted	547,238	5.90
Vested (2)	(262,090)	7.62
Forfeited	(24,381)	9.38
Non-vested at December 30, 2012	934,628	7.84

The fair value of the non-vested shares is based on the closing price of the Company's stock on the date of grant.
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
14. Commitments and Contingencies
Lease Guarantees. As of December 30, 2012, the Company is a guarantor under 38 Fiesta restaurant property leases, with lease terms expiring on various dates through 2030, and is the primary lessee on five Pollo Tropical restaurant property leases, which it subleases to Fiesta. The Company is fully liable for all obligations under the terms of the leases in the event that Fiesta fails to pay any sums due under the lease, subject to indemnification provisions of the Separation and Distribution Agreement.
The maximum potential liability for future rental payments the Company could be required to make under these leases at December 30, 2012 was $59.1 million. The obligations under these leases will generally continue to decrease over time as these operating leases expire. No payments related to these guarantees have been made by the Company to date and none are expected to be required to be made in the future. The Company has not recorded a liability for those guarantees in accordance with ASC 460 - Guarantees as Fiesta has indemnified the Company for all such obligations and the Company did not believe it was probable it would be required to perform under any of the guarantees or direct obligations.
Litigation. On November 16, 1998, the Equal Employment Opportunity Commission (“EEOC”) filed suit in the United States District Court for the Northern District of New York (the “Court”), under Title VII of the Civil Rights Act of 1964, as amended, against Carrols. The complaint alleged that Carrols engaged in a pattern or practice of unlawful discrimination, harassment and retaliation against former and current female employees. The EEOC ultimately attempted to present evidence of 511 individuals that it believed constituted the “class” of claimants for which it was seeking monetary and injunctive relief from Carrols. On April 20, 2005, the Court issued a decision and order granting Carrols' Motion for Summary Judgment that it filed in January 2004, dismissing the EEOC's pattern or practice claim. Carrols then moved for summary judgment against the claims of the 511 individual

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 30, 2012, JANUARY 1, 2012 and JANUARY 2, 2011
(in thousands of dollars except share and per share amounts)

claimants. On March 2, 2011, the Court issued a decision and order granting summary judgment against the claims of all but 131 of the 511 individual claimants and dismissed 380 of the individual claimants from the case. Both the EEOC and Carrols subsequently filed motions for reconsideration in part of the Court's March 2, 2011 decision and order, which motions were denied by the Court in a decision and order issued February 10, 2012. Pursuant to the Court's order the parties submitted on March 1, 2012 letter briefs outlining their respective proposals on how the Court should proceed with the trials of the remaining claimants. The Court had ruled in part on the March 1, 2012 letter briefs requiring that depositions of the remaining claimants and other identified witnesses was to be completed in 2012.
On January 8, 2013, Carrols and the EEOC agreed to settle the above described claims and entered into a Consent Decree (the "Consent Decree") which fully resolved and settled all remaining claims without any admission of wrongdoing by Carrols. Under the Consent Decree, (1) Carrols agreed to make cash payments to the 89 remaining claimants in the lawsuit totaling $2.5 million, with allocations among the claimants being determined by the EEOC; (2) Carrols agreed to continue to uphold its obligations under Title VII and to continue to maintain its existing and comprehensive anti-harassment policies and procedures and training programs; and (3) Carrols agreed to make certain enhancements to such existing policies and procedures and training programs and to report on the results of its efforts to the EEOC over a two year period.  On January 10, 2013, the Court approved the Consent Decree. Pursuant to the Consent Decree, the Company established a reserve for $2.5 million as of December 30, 2012. The Company paid the amounts due under the Consent Decree in the first quarter of 2013.
The Company is a party to various other litigation matters incidental to the conduct of the Company’s business. The Company does not believe that the outcome of any of these other matters will have a material adverse effect on its consolidated financial statements.

15. Transactions with Related Parties
As part of the acquisition of certain restaurants from BKC in 2012, the Company issued to BKC 100 shares of Series A Convertible Preferred Stock which is convertible into 28.9% of the outstanding shares of common stock calculated on the date of the closing of the acquisition on a fully diluted basis. See Note 16—Preferred Stock for further information. As a result of the acquisition, BKC also has two representatives on the Company's board of directors.
Each of our Burger King restaurants operates under a separate franchise agreement with BKC. These franchise agreements generally provide for an initial term of twenty years and currently have an initial franchise fee of $50. Any franchise agreement, including renewals, can be extended at our discretion for an additional 20 year term, with BKC's approval, provided that, among other things, the restaurant meets the current Burger King image standard and the Company is not in default under terms of the franchise agreement. In addition to the initial franchise fee, the Company generally pays BKC a monthly royalty for both new restaurants and for renewed franchise agreements at a rate of 4.5% of sales. Royalty expense was $22.7 million, $14.0 million, and $14.1 million for the years ended December 30, 2012, January 1, 2012 and January 2, 2011, respectively.
The Company is also generally required to contribute 4% of restaurant sales from our Burger King restaurants to an advertising fund utilized by BKC for its advertising, promotional programs and public relations activities, and amounts for additional local advertising in markets that approve such advertising. Advertising expense associated with these expenditures was $21.3 million , $14.0 million and $14.4 million for the years ended December 30, 2012, January 1, 2012 and January 2, 2011, respectively.
As of December 30, 2012, the Company leased 297 of its restaurant locations from BKC, representing 51.9% of the total number of restaurants in operation. This includes subleases with BKC for 196 restaurants under terms substantially the same as BKC’s underlying leases for those properties with the third-party lessor. At both January 1, 2012 and January 2, 2011, the Company leased 20 of its restaurant locations from BKC. Aggregate rent under these BKC leases for the years ended December 30, 2012, January 1, 2012 and January 2, 2011 was and $16.6 million, $1.8 million, and $1.9 million, respectively. The Company believes the related party lease terms have not been significantly affected by the fact that the Company and BKC are deemed to be related parties.
As of December 30, 2012, the Company owed BKC $3.1 million associated with its purchase of the right of first refusal related to the acquisition of BKC restaurants and $4.5 million related to the payment of advertising, royalties and rent, which is remitted on a monthly basis.

16. Preferred Stock
In connection with the acquisition of restaurants from BKC discussed in Note 2, the Company issued to BKC 100 shares of Series A Convertible Preferred Stock pursuant to a certificate of designation which is convertible into 28.9% of the outstanding

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 30, 2012, JANUARY 1, 2012 and JANUARY 2, 2011
(in thousands of dollars except share and per share amounts)

shares of Carrols Restaurant Group Common Stock ("Carrols Common Stock") calculated on the date of the closing of the acquisition on a fully diluted basis after giving effect to its issuance, or an aggregate of 9,414,580 shares of Carrols' Common Stock.
The Preferred Stock and the shares of Carrols Common Stock to be issued upon conversion are subject to a three-year restriction on transfer or sale by BKC from the date of the issuance and rank senior to Carrols Common Stock with respect to rights on liquidation, winding-up and dissolution of Carrols Restaurant Group. The Preferred Stock is perpetual, will receive any dividends and amounts upon a liquidation event on an as converted basis, does not pay interest and has no mandatory prepayment features.
BKC also has certain approval and voting rights as set forth in the certificate of designation for the Preferred Stock so long as it owns greater than 10.0% of the outstanding shares of Carrols Common Stock (on an as-converted basis). The Preferred Stock will vote with the Company's common stock on an as converted basis and provides for the right of BKC to elect (a) two members to the Company's board of directors until the date on which the number of shares of common stock into which the outstanding shares of the Preferred Stock held by BKC are then convertible constitutes less than 14.5% of the total number of outstanding shares of common stock and (b) one member to the Company's board of directors until BKC owns Preferred Stock (on an as converted basis to common stock) which equals less than 10.0% of the total number of outstanding shares of common stock.
17. Retirement Plans
The Company offers its salaried employees the option to participate in the Carrols Corporation Retirement Savings Plan (the “Retirement Plan”). The Retirement Plan includes a savings option pursuant to section 401(k) of the Internal Revenue Code in addition to a post-tax savings option. The Company may elect to contribute to the Retirement Plan on an annual basis. The Company contribution is equal to 50% of the employee's contribution to a maximum Company contribution of $520 annually for any plan year that the Company participates in an employee match. Under the Retirement Plan, the Company's contributions begin to vest after one year and fully vest after five years of service. A year of service is defined as a plan year during which an employee completes at least 1,000 hours of service. Participating employees may contribute up to 50% of their salary annually to either of the savings options, subject to other limitations. The employees have various investment options available under a trust established by the Retirement Plan. Contributions to the Retirement Plan for employees related to continuing operations were $327, $292 and $297 for the years ended December 30, 2012, January 1, 2012 and January 2, 2011, respectively.

The Company also has an Amended and Restated Deferred Compensation Plan which permits employees not eligible to participate in the Retirement Plan because they have been excluded as “highly compensated” employees (as so defined in the Retirement Plan) to voluntarily defer portions of their base salary and annual bonus. All amounts deferred by the participants earn interest at 8% per annum. There is no Company matching on any portion of the funds. At December 30, 2012 and January 1, 2012, a total of $282 and $965, respectively, was deferred under this plan, including accrued interest.
18. Postretirement Benefits
The Company sponsors a postretirement medical and life insurance plan covering substantially all Burger King administrative and restaurant management personnel who retire or terminate after qualifying for such benefits.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 30, 2012, JANUARY 1, 2012 and JANUARY 2, 2011
(in thousands of dollars except share and per share amounts)

The following was the plan status and accumulated postretirement benefit obligation (APBO) at December 30, 2012 and January 1, 2012:

	December 30, 2012	January 1, 2012
Change in benefit obligation:
Benefit obligation at beginning of year	$2,055	$1,845
Service cost	60	7
Interest cost	106	87
Plan participants' contributions	72	67
Actuarial loss	581	350
Benefits paid	(269)	(318)
Medicare part D prescription drug subsidy	17	17
Benefit obligation at end of year	$2,622	$2,055
Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	180	234
Plan participants' contributions	72	67
Benefits paid	(269)	(318)
Medicare part D prescription drug subsidy	17	17
Fair value of plan assets at end of year	—	—
Funded status	$(2,622)	$(2,055)
Weighted average assumptions:
Discount rate used to determine benefit obligations	3.64%	4.40%
Discount rate used to determine net periodic benefit cost	4.40%	5.54%
The discount rate is determined based on high-quality fixed income investments that match the duration of expected retiree medical and life insurance benefits. The Company has typically used the corporate AA/Aa bond rate for this assumption.
Components of net periodic postretirement benefit income recognized in the consolidated statements of operations were:

	Year ended
	December 30, 2012	January 1, 2012	January 2, 2011
Service cost	$60	$7	$23
Interest cost	106	87	103
Amortization of net gains and losses	134	84	95
Amortization of prior service credit	(359)	(359)	(360)
Net periodic postretirement benefit income	$(59)	$(181)	$(139)
Amounts recognized in accumulated other comprehensive income that have not yet been recognized as components of net periodic benefit income, consisted of:

	Year ended
	December 30, 2012	January 1, 2012
Prior service credit	$3,394	$3,753
Net loss	(2,311)	(1,864)
Deferred income taxes	(414)	(736)
Accumulated other comprehensive income	$669	$1,153
The estimated net loss that will be amortized from accumulated other comprehensive income into net periodic postretirement benefit income over the next fiscal year is $144. The amount of prior service credit for the postretirement benefit plan that will

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 30, 2012, JANUARY 1, 2012 and JANUARY 2, 2011
(in thousands of dollars except share and per share amounts)

be amortized from accumulated other comprehensive income into net periodic postretirement benefit income over the next fiscal year is $357.
The following table reflects the changes in accumulated other comprehensive income for the years ended December 30, 2012 and January 1, 2012:

	Year ended
	December 30, 2012	January 1, 2012
Net actuarial loss	$581	$350
Amortization of net loss	(134)	(84)
Amortization of prior service credit	359	359
Deferred income taxes	(322)	(243)
Total recognized in accumulated other comprehensive loss	$484	$382
Assumed health care cost trend rates at year end were as follows:

	December 30, 2012	January 1, 2012	January 2, 2011
Medical benefits cost trend rate assumed for the following year pre-65	8.00%	8.00%	9.00%
Medical benefits cost trend rate assumed for the following year post-65	6.00%	6.50%	7.00%
Prescription drug benefit cost trend rate assumed for the following year	7.00%	7.50%	8.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2021	2017	2017

The assumed healthcare cost trend rate represents the Company's estimate of the annual rates of change in the costs of the healthcare benefits currently provided by the Company's postretirement plan. The healthcare cost trend rate implicitly considers estimates of healthcare inflation, changes in healthcare utilization and delivery patterns, technological advances and changes in the health status of the plan participants. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in the health care cost trend rates would have the following effects:

	1% Increase	1% Decrease
Effect on total of service and interest cost components	$29	$(23)
Effect on postretirement benefit obligation	325	(261)
During 2013, the Company expects to contribute approximately $138 to its postretirement benefit plan. The benefits, net of Medicare Part D subsidy receipts, expected to be paid in each year from 2013 through 2017 are $138, $143, $146, $135 and $154 respectively, and for the years 2018-2022 the aggregate amount is $968.
19. Net Income (Loss) per Share
Basic net income (loss) per share is computed on the basis of weighted average outstanding common shares.  Diluted net income (loss) per share is computed on the basis of basic weighted average outstanding common shares adjusted for the effect of stock options, if dilutive. The numerator of the diluted net income per share calculation is increased by the allocation of net income and dividends declared to non-vested shares, if the net impact is dilutive.
The Company has determined that certain non-vested share awards (also referred to as restricted stock awards) and the Preferred Stock issued by the Company are participating securities because they have non-forfeitable rights to dividends. Accordingly, basic net income (loss) per share is calculated under the two-class method. In determining the number of diluted shares outstanding, the Company is required to disclose the more dilutive earnings per share result between the treasury stock method and the two-class method.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 30, 2012, JANUARY 1, 2012 and JANUARY 2, 2011
(in thousands of dollars except share and per share amounts)

The following table is a reconciliation of the net income (loss) and share amounts used in the calculation of basic net income (loss) per share and diluted net income (loss) per share:

	Year ended
	December 30, 2012	January 1, 2012	January 2, 2011
Basic net income (loss) per share:
Net income (loss) from continuing operations	$(18,816)	$(524)	$1,810
Net income (loss) from discontinued operations	$(72)	$11,742	$10,106
Weighted average common shares outstanding	22,580,468	21,677,837	21,620,550
Basic net income (loss) per share from continuing operations	$(0.83)	$(0.02)	$0.08
Basic net income per share from discontinued operations	$0.00	$0.54	$0.47
Diluted net income (loss) per share:
Net income (loss) from continuing operations	$(18,816)	$(524)	$1,810
Net income (loss) from discontinued operations	$(72)	$11,742	$10,106
Common shares used in computed basic net income (loss) per share	22,580,468	21,677,837	21,620,550
Dilutive effect of preferred stock, non-vested shares and stock options	—	—	214,867
Common shares used in computed diluted net income (loss) per share	22,580,468	21,677,837	21,835,417
Diluted net income (loss) per share from continuing operations	$(0.83)	$(0.02)	$0.08
Diluted net income per share from discontinued operations	$0.00	$0.54	$0.46
Common shares excluded from diluted net income (loss) per share computation (1)	10,349,208	1,551,372	2,076,725

(1)
These shares subject to preferred stock, stock options and non-vested shares were not included in the computation of diluted net income (loss) per share because they would have been antidilutive for the years presented.

20. Selected Quarterly Financial and Earnings Data (Unaudited)
In the fourth quarter of 2012, the Company finalized its allocation of the purchase price for the acquisition of 278 Burger King restaurants from BKC, to the tangible and identifiable intangible assets acquired and liabilities assumed with the acquisition. The impact of these adjustments included a reduction of rent expense of $186 and a reduction of depreciation expense of $678 pertaining to the second and third quarters of 2012. The following table sets forth certain unaudited supplemental quarterly financial data for the periods indicated, recast to reflect the impact of the fair value adjustments for the acquisition as if they had originally been recorded on May 30, 2012.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 30, 2012, JANUARY 1, 2012 and JANUARY 2, 2011
(in thousands of dollars except share and per share amounts)

	Year ended December 30, 2012
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
Revenue	$85,450		$122,104		$169,471		$162,583
Operating income (loss) from continuing operations	(1,480)		693		(4,260)	(2)	(9,589)	(2)
Net loss from continuing operations	(2,903)		(779)	(1)	(6,340)		(8,794)
Income (loss) from discontinued operations, net of tax	(624)		668		(2)		(114)
Net loss	(3,527)		(111)		(6,342)		(8,908)
Basic and diluted net income (loss) per share, continuing operations	(0.13)		(0.03)		(0.28)		(0.39)
Basic and diluted net income (loss) per share, discontinued operations	(0.03)		0.03		0.00		(0.01)

	Year ended January 1, 2012
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
Revenue	$81,622		$88,595		$90,599		$86,702
Operating income (loss) from continuing operations	(1,188)	(3)	3,304	(3)(4)	4,121		175	(3)(4)
Net income (loss) from continuing operations	(832)		300		357	(1)	(349)
Income from discontinued operations, net of tax	3,078		5,208		3,048		408
Net income	2,246		5,508		3,405		59
Basic and diluted net income (loss) per share, continuing operations	(0.04)		0.01		0.02		(0.02)
Basic and diluted net income per share, discontinued operations	0.14		0.24		0.14		0.02

(1)
The Company recorded a loss on extinguishment of debt of $1.5 million in the second quarter of fiscal 2012. The Company recorded a loss on extinguishment of debt of $2.4 million in the third quarter of fiscal 2011, of which $1.2 million has been reclassified to income from discontinued operations with the remainder of $1.2 million included in net income from continuing operations.

(2)
The Company recorded a gain of $0.2 million in the third quarter of fiscal 2012 and $0.5 million in the fourth quarter of fiscal 2012 related to property insurance recoveries from fires at two restaurants (See Note 11).

(3)
The Company recorded impairment and other lease charges of $0.8 million in the first quarter of fiscal 2011, $0.2 million in the second quarter of fiscal 2011 and $0.3 million in the fourth quarter of fiscal 2011 (See Note 5).

(4)
The Company recorded a gain of $0.1 million in the first quarter of 2011 related to a business interruption insurance recovery from storm damage at a restaurant, a gain of $0.3 million in the second quarter of 2011 related to the sale of a non-operating property and a gain of $0.3 million in the fourth quarter of fiscal 2011 related to property insurance recoveries from fires at two restaurants (See Note 11).

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 30, 2012, JANUARY 1, 2012, and JANUARY 2, 2011
(in thousands of dollars)

	Column B	Column C		Column D	Column E
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to other accounts	Deductions	Balance at End of Period
Year ended December 30, 2012:
Deferred income tax valuation allowance	$903	$2,063	$(903)	$—	$2,063
Year ended January 1, 2012:
Deferred income tax valuation allowance	549	354	—	—	903
Year ended January 2, 2011:
Deferred income tax valuation allowance	563	(14)	—	—	549

SIGNATURES
Pursuant to the requirements of the Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 12th day of March 2013.

CARROLS RESTAURANT GROUP, INC.

/s/ Daniel T. Accordino
(Signature)
Daniel T. Accordino Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Daniel T. Accordino	President, Chief Executive Officer and Director	March 12, 2013
Daniel T. Accordino

/s/ Paul R. Flanders	Vice President, Chief Financial Officer and Treasurer	March 12, 2013
Paul R. Flanders

/s/ Timothy J. LaLonde	Vice President, Controller	March 12, 2013
Timothy J. LaLonde

/s/ Clayton E. Wilhite	Director and Chairman of the Board of Directors	March 12, 2013
Clayton E. Wilhite

/s/ Joel M. Handel	Director	March 12, 2013
Joel M. Handel

/s/ David S. Harris	Director	March 12, 2013
David S. Harris

/s/ Nicholas Daraviras	Director	March 12, 2013
Nicholas Daraviras

/s/ Daniel Schwartz	Director	March 12, 2013
Daniel Schwartz

/s/ Steven M. Wiborg	Director	March 12, 2013
Steven M. Wiborg