Form 10-Q
period 2013-03-31
CARROLS RESTAURANT GROUP, INC.
filed 2013-05-08
CIK 809248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 7, 2013, Carrols Restaurant Group, Inc. had 23,668,936 shares of its common stock, $.01 par value, outstanding.

CARROLS RESTAURANT GROUP, INC.
FORM 10-Q
QUARTER ENDED MARCH 31, 2013

PART I—FINANCIAL INFORMATION
ITEM 1—INTERIM CONSOLIDATED FINANCIAL STATEMENTS
CARROLS RESTAURANT GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands of dollars, except share and per share amounts)
(Unaudited)

	March 31, 2013	December 30, 2012
ASSETS
Current assets:
Cash	$26,686	$38,290
Trade and other receivables	5,337	6,418
Inventories	6,751	7,729
Prepaid rent	2,438	2,435
Prepaid expenses and other current assets	3,998	2,911
Refundable income taxes	43	43
Deferred income taxes	2,442	2,442
Total current assets	47,695	60,268
Restricted cash (Note 7)	20,000	20,000
Property and equipment, net of accumulated depreciation of $177,891 and $171,024, respectively	141,428	135,926
Franchise rights, net of accumulated amortization of $75,692 and $74,699, respectively (Note 6)	93,177	94,170
Goodwill (Note 6)	8,162	8,162
Franchise agreements, at cost less accumulated amortization of $7,462 and $7,188, respectively	13,365	12,993
Favorable leases, net of accumulated amortization of $261 and $183, respectively (Note 6)	3,209	3,287
Deferred financing fees	5,097	5,340
Deferred income taxes	7,506	2,222
Other assets	3,511	3,888
Total assets	$343,150	$346,256
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt (Note 7)	$1,062	$1,062
Accounts payable	19,062	20,075
Accrued interest	6,329	2,138
Accrued payroll, related taxes and benefits	13,372	15,223
Accrued real estate taxes	3,608	4,041
Other liabilities	11,890	10,251
Total current liabilities	55,323	52,790
Long-term debt, net of current portion (Note 7)	158,975	159,233
Lease financing obligations	1,197	1,197
Deferred income—sale-leaseback of real estate	18,174	18,623
Accrued postretirement benefits	2,617	2,622
Unfavorable leases, net of accumulated amortization of $725 and $508, respectively (Note 6)	8,828	9,045
Other liabilities (Note 9)	12,774	12,573
Total liabilities	257,888	256,083
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, par value $.01; authorized 20,000,000 shares, issued and outstanding—100 shares (Note 12)	—	—
Voting common stock, par value $.01; authorized—100,000,000 shares, issued—23,668,936 and 23,682,869 shares, respectively, and outstanding—22,894,633 and 22,748,241 shares, respectively	229	227
Additional paid-in capital	68,355	68,056
Retained earnings	16,163	21,362
Accumulated other comprehensive income	656	669
Treasury stock, at cost	(141)	(141)
Total stockholders’ equity	85,262	90,173
Total liabilities and stockholders’ equity	$343,150	$346,256

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
THREE MONTHS ENDED MARCH 31, 2013 AND APRIL 1, 2012
(In thousands of dollars, except share and per share amounts)
(Unaudited)

	Three Months Ended
	March 31, 2013	April 1, 2012
Restaurant sales	$156,139	$85,450
Costs and expenses:
Cost of sales	48,631	26,122
Restaurant wages and related expenses	50,667	27,868
Restaurant rent expense	11,709	5,683
Other restaurant operating expenses	26,236	13,643
Advertising expense	7,094	2,696
General and administrative (including stock-based compensation expense of $301 and $102, respectively)	9,078	6,199
Depreciation and amortization	8,063	4,693
Impairment and other lease charges (Note 5)	630	26
Other income (Note 13)	(185)	—
Total operating expenses	161,923	86,930
Loss from operations	(5,784)	(1,480)
Interest expense	4,711	915
Loss from continuing operations before income taxes	(10,495)	(2,395)
Provision (benefit) for income taxes (Note 8)	(5,296)	508
Net loss from continuing operations	(5,199)	(2,903)
Loss from discontinued operations, net of income taxes (Note 3)	—	(624)
Net loss	$(5,199)	$(3,527)
Basic and diluted net loss per share (Note 14):
Continuing operations	$(0.23)	$(0.13)
Discontinued operations	—	$(0.03)
Shares used in computing net loss per share:
Basic and diluted weighted average common shares outstanding	22,868,894	21,856,466
Other comprehensive loss, net of tax:
Net loss	$(5,199)	$(3,527)
Change in valuation of interest rate swap, net of tax of $25	—	(38)
Comprehensive loss	$(5,199)	$(3,565)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2013 AND APRIL 1, 2012
(In thousands of dollars)
(Unaudited)

	Three Months Ended
	March 31, 2013	April 1, 2012
Cash flows provided from operating activities from continuing operations:
Net loss	$(5,199)	$(3,527)
Loss from discontinued operations	—	624
Adjustments to reconcile net loss to net cash provided from operating activities of continuing operations:
Loss on disposals of property and equipment	106	—
Stock-based compensation	301	102
Impairment and other lease charges	630	26
Depreciation and amortization	8,063	4,693
Amortization of deferred financing costs	251	118
Amortization of unearned income	(9)	—
Amortization of deferred gains from sale-leaseback transactions	(450)	(441)
Deferred income taxes	(5,284)	1,798
Change in refundable income taxes	—	(1,626)
Changes in other operating assets and liabilities	3,771	(717)
Net cash provided from operating activities of continuing operations	2,180	1,050
Cash flows used for investing activities of continuing operations:
Capital expenditures:
New restaurant development	(121)	—
Restaurant remodeling	(10,946)	(2,012)
Other restaurant capital expenditures	(2,096)	(1,178)
Corporate and restaurant information systems	(355)	(4,247)
Total capital expenditures	(13,518)	(7,437)
Proceeds from sales of restaurant properties	—	2,082
Net cash used for investing activities of continuing operations	(13,518)	(5,355)
Cash flows used for financing activities of continuing operations:
Borrowings on previous revolving credit facilities	—	5,500
Repayments on previous revolving credit facilities	—	(8,600)
Repayments of term loans under prior credit facilities	—	(1,625)
Capital contribution to Fiesta Restaurant Group	—	(2,500)
Principal payments on capital leases	(258)	—
Excess tax benefits from stock-based compensation	—	825
Financing costs associated with issuance of debt	(8)	(37)
Proceeds from stock option exercises	—	295
Net cash used for financing activities of continuing operations	(266)	(6,142)
Net decrease in cash from continuing operations	(11,604)	(10,447)
Net cash used for operating activities of discontinued operations	—	(842)
Net cash used for investing activities of discontinued operations	—	(10,625)
Net cash provided from financing activities of discontinued operations	—	2,524
Net decrease in cash from discontinued operations	—	(8,943)
Net decrease in cash	(11,604)	(19,390)
Cash, beginning of period	38,290	24,661
Cash, end of period	$26,686	$5,271
Supplemental disclosures:
Interest paid on long-term debt	$246	$777
Interest paid on lease financing obligations	$26	$25
Accruals for capital expenditures	$3,672	$363
Income taxes refunded, net	$—	$85
Non-cash assets acquired	$861	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars except share and per share amounts)

1. Basis of Presentation
Business Description. At March 31, 2013 Carrols Restaurant Group, Inc. ("Carrols Restaurant Group") operated, as franchisee, 571 restaurants under the trade name “Burger King ®” in 13 Northeastern, Midwestern and Southeastern states.
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
Fiscal Year. The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. The fiscal year ended December 30, 2012 contained 52 weeks. The three months ended March 31, 2013 and April 1, 2012 each contained thirteen weeks.
Basis of Presentation. The accompanying unaudited consolidated financial statements for the three months ended March 31, 2013 and April 1, 2012 have been prepared without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission and do not include certain of the information and the footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of such financial statements have been included. The results of operations for three months ended March 31, 2013 and April 1, 2012 are not necessarily indicative of the results to be expected for the full year.
These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 30, 2012. The December 30, 2012 balance sheet data is derived from those audited financial statements.
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

•
Carrols Restaurant Group 11.25% Senior Secured Second Lien Notes due 2018. The fair value of outstanding senior secured second lien notes is based on recent trading values, which are considered Level 1, and at March 31, 2013 was approximately $169.5 million.

See Notes 2 and 5 for a discussion of the fair value measurement of non-financial assets.
Use of Estimates. The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars except share and per share amounts)

of revenues and expenses during the reporting periods. Significant items subject to such estimates include: acquisition accounting, insurance liabilities, evaluation for impairment of goodwill, long-lived assets and franchise rights, lease accounting matters and valuation of deferred income tax assets. Actual results could differ from those estimates.
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
Recent Accounting Developments. In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update, or ASU, 2013-02, Comprehensive Income , Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This update requires companies to provide information regarding the amounts reclassified out of accumulated other comprehensive income by component. In addition, companies are required to present, either on the face of the statement where net income is presented or in the accompanying notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. ASU 2013-02 did not change the requirements for reporting net income or other comprehensive income in the financial statements. ASU 2013-02 was effective on January 1, 2013. The adoption of ASU 2013-02 did not have a material impact on the Company's consolidated financial statements.
Subsequent Events. The Company conducted an evaluation of subsequent events through the issuance date of the Company’s financial statements.
2. Acquisition
On May 30, 2012, the Company completed the acquisition of 278 restaurants from BKC for a purchase price consisting of (i) a 28.9% equity ownership interest in the Company, (ii) $3.8 million for cash on hand and inventory at the acquired restaurants and (iii) $9.4 million of franchise fees and $3.6 million for BKC’s assignment of its right of first refusal on franchisee restaurant transfers in 20 states ("ROFR") pursuant to an operating agreement dated May 30, 2012 (the "operating agreement") with BKC entered into at closing (the "acquisition"). The ROFR is payable in quarterly payments over five years and the first quarterly payment of $0.2 million was made at closing. The Company also entered into new franchise agreements pursuant to the purchase and operating agreements and entered into new leases with BKC for all of the acquired restaurants, including leases for 81 restaurants owned in fee by BKC and subleases for 197 restaurants under terms substantially the same as BKC’s underlying leases for those properties. Pursuant to the operating agreement, the Company also agreed to remodel 455 Burger King restaurants to BKC’s 20/20 restaurant image.
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
The value of the Series A Convertible Preferred Stock ("Preferred Stock") was based on approximately 9.4 million shares of common stock, the number of common shares the preferred stock would be convertible into at the stock price of $6.13 per share on the closing date of the acquisition. See Note 12—Preferred Stock for further information.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars except share and per share amounts)

The unaudited proforma results of operations included in the following table are not necessarily indicative of the results that would have occurred had the acquisition been consummated at the beginning of the period presented, nor are they necessarily indicative of any future consolidated operating results.

Pro forma
Three months ended
April 1, 2012
Restaurant sales	$158,888
Net loss from continuing operations	$(7,458)
Net loss per share from continuing operations, basic and diluted	$(0.34)
This pro forma financial information does not give effect to any anticipated synergies, operating efficiencies or cost savings that may be associated with the acquisition or any integration costs we may incur related to the acquisition.
3. Discontinued Operations
On May 7, 2012, the Company completed the Spin-off of Fiesta, a former wholly owned subsidiary of Carrols which included the Pollo Tropical and Taco Cabana restaurant brands, through the distribution in the form of a pro rata dividend of all of Fiesta's issued and outstanding common stock to Carrols Restaurant Group’s stockholders whereby each stockholder of Carrols Restaurant Group on April 26, 2012 received one share of Fiesta’s common stock for every one share of Carrols Restaurant Group's common stock held. As a result of the Spin-off, Fiesta is an independent public company whose common stock is traded on The NASDAQ Global Select Market under the symbol “FRGI.”
As a result of the Spin-off, the Company has no remaining Fiesta assets and liabilities as of December 30, 2012. The consolidated statements of operations and comprehensive loss and consolidated statements of cash flows present Fiesta’s businesses for the three months ended April 1, 2012 as discontinued operations.
The unaudited consolidated statements of operations and comprehensive loss for the three months ended April 1, 2012, included certain general and administrative expenses associated with administrative support to Fiesta for executive management, information systems and certain accounting, legal and other administrative functions, which had previously been allocated to Fiesta. The allocation of certain of these expenses do not qualify for classification within discontinued operations, and therefore are included as general and administrative expenses within continuing operations. In addition, certain expenses directly related to the Spin-off which had previously been allocated to both the Company and Fiesta have been included in discontinued operations in their entirety.
The following table details Fiesta's revenues and loss from operations and expenses associated with the Spin-off which have been reported in discontinued operations:

Three Months Ended
April 1, 2012
Revenues	$126,142
Loss from discontinued operations before income taxes	(2,619)
Net loss from discontinued operations	$(624)
In connection with the Spin-off, on April 24, 2012, Carrols Restaurant Group and Carrols entered into several agreements with Fiesta that govern the Company’s post Spin-off relationship with Fiesta, including a Separation and Distribution Agreement, Tax Matters Agreement, Employee Matters Agreement and Transition Services Agreement. Amounts earned by Carrols under the Transition Services Agreement were $1.3 million in the three months ended March 31, 2013, and are expected to be approximately $3.3 million for all of 2013.
4. Stock-Based Compensation
Stock-based compensation expense for the three months ended March 31, 2013 and April 1, 2012 was $0.3 million and $0.1 million, respectively. As of March 31, 2013, the total unrecognized stock-based compensation expense relating to non-vested shares was approximately $3.3 million, which the Company expects to recognize over a remaining weighted average vesting

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars except share and per share amounts)

period for non-vested shares of 2.7 years. The Company expects to record an additional $0.9 million as compensation expense for the remainder of 2013.
A summary of all non-vested shares activity for the three months ended March 31, 2013 was as follows:

	Shares	Weighted Average Grant Date Price
Nonvested at December 30, 2012	934,628	$7.84
Vested	(146,392)	10.77
Forfeited	(13,933)	10.17
Nonvested at March 31, 2013	774,303	$7.11
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
The Company determined the fair value of restaurant equipment, for those restaurants reviewed for impairment, based on current economic conditions and the Company’s history of using these assets in the operation of its business. These fair value asset measurements rely on significant unobservable inputs and are considered Level 3 in the fair value hierarchy. The Level 3 assets measured at fair value associated with impairment charges recorded during the three months ended March 31, 2013 totaled $0.4 million.
 During the three months ended March 31, 2013 the Company recorded impairment charges related to certain underperforming restaurants of $0.6 million.
6. Goodwill, Franchise Rights, Favorable and Unfavorable Leases
Goodwill. The Company is required to review goodwill for impairment annually, or more frequently, when events and circumstances indicate that the carrying amount may be impaired. If the determined fair value of goodwill is less than the related carrying amount, an impairment loss is recognized. The Company performs its annual impairment assessment as of the last day of its fiscal year and does not believe circumstances have changed since the last assessment date which would make it necessary to reassess their values. There were no goodwill impairment losses during the three months ended March 31, 2013 or the year ended December 30, 2012.
The following table summarizes the changes in the Company’s goodwill balance during the year ended December 30, 2012 and three months ended March 31, 2013:

Total
Balance, January 1, 2012	$124,934
Discontinued operations (Note 3)	(123,484)
Acquisition of 278 Burger King restaurants (Note 2)	6,712
Balance, December 30, 2012 and at March 31, 2013	$8,162
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

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars except share and per share amounts)

No impairment charges were recorded related to the Company’s franchise rights for the three months ended March 31, 2013 or the year ended December 30, 2012.
Amortization expense related to franchise rights was $993 and $798 for the three months ended March 31, 2013 and April 1, 2012, respectively. The Company estimates the annual amortization expense to be $4,111 in 2013 and in each of the five succeeding years.
Favorable and Unfavorable Leases. Amounts allocated to favorable and unfavorable leases related to the acquisition of 278 Burger King restaurants on May 30, 2013 are being amortized using the straight-line method over the remaining terms of the underlying lease agreements as a net reduction of restaurant rent expense.
The net reduction of rent expense related to the amortization of favorable and unfavorable leases for the three months ended March 31, 2013 was $139 and the Company expects the net reduction of rent expense from the amortization of favorable and unfavorable leases to be $557 in 2013, $546 in 2014, $528 in 2015, $449 in 2016, $439 in 2017, and $410 in 2018.
7. Long-term Debt
Long-term debt at March 31, 2013 and December 30, 2012 consisted of the following:

	March 31, 2013	December 30, 2012
Collateralized:
Carrols Restaurant Group 11.25% Senior Secured Second Lien Notes	$150,000	$150,000
Capital leases	10,037	10,295
	160,037	160,295
Less: current portion	(1,062)	(1,062)
	$158,975	$159,233
Senior Secured Second Lien Notes. On May 30, 2012, Carrols Restaurant Group issued $150.0 million of 11.25% Senior Secured Second Lien Notes due 2018 (the "Notes") pursuant to an indenture dated as of May 30, 2012 governing such Notes. Proceeds from the issuance of the Notes were used to repay $64.8 million of borrowings under the Carrols LLC senior credit facility, to pay $12.1 million related to the acquisition of Burger King restaurants from BKC, to pay $4.5 million for fees and expenses related to the offering of the Notes paid at closing and to fund a $20.0 million cash collateral account required under the Company's new senior credit facility discussed below. The remainder of the proceeds of $48.6 million is being used together with operating cash flow and the senior credit facility, if utilized, to fund the restaurant remodeling obligations committed to in connection with the acquisition, and to fund payments to BKC for the ROFR acquired in the acquisition.
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
The indenture governing the Notes includes certain covenants, including limitations and restrictions on the Company and its subsidiaries who are guarantors under such indenture to, among other things: incur indebtedness or issue preferred stock; incur liens; pay dividends or make distributions in respect of capital stock or make certain other restricted payments or investments;

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
The indenture governing the Notes contains customary default provisions, including without limitation, a cross default provision pursuant to which it is an event of default under the Notes and the indenture if there is a default under any indebtedness of the Company having an outstanding principal amount of $15.0 million or more which results in the acceleration of such indebtedness prior to its stated maturity or is caused by a failure to pay principal when due. The Company was in compliance as of March 31, 2013 with the restrictive covenants of the indenture governing the Notes.
Senior Credit Facility. On May 30, 2012, the Company entered into a senior credit facility, which provides for aggregate revolving credit borrowings of up to $20.0 million (including $15.0 million available for letters of credit) maturing on May 30, 2017. The senior credit facility also provides for incremental borrowing increases of up to $25.0 million, in the aggregate. At March 31, 2013, there were no outstanding borrowings under the senior credit facility.
Under the senior credit facility (all terms not otherwise defined herein are defined in the Company's senior credit facility), the Company has deposited $20.0 million in an account with the Administrative Agent as collateral for the senior credit facility until the date on which its Adjusted Leverage Ratio is less than 6.00x for two consecutive fiscal quarters (the “Cash Collateral Release Date"). This amount is classified as restricted cash on the Company's consolidated balance sheet as of March 31, 2013.
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
The Company’s obligations under the senior credit facility are guaranteed by its subsidiaries and are secured by first priority liens on substantially all of the assets of the Company and its subsidiaries, including a pledge of all of the capital stock and equity interests of its subsidiaries.
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
After reserving $5.4 million for letters of credit issued under the senior credit facility for workers’ compensation and other insurance policies, $14.6 million was available for revolving credit borrowings under the senior credit facility at March 31, 2013.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars except share and per share amounts)

8. Income Taxes
The provision (benefit) for income taxes for the three months ended March 31, 2013 and April 1, 2012 was comprised of the following:

	Three Months Ended
	March 31, 2013	April 1, 2012
Current	$(12)	$(1,290)
Deferred	(5,284)	1,798
	$(5,296)	$508
The benefit for income taxes for the three months ended March 31, 2013 was derived using an estimated effective annual income tax rate for all of 2013 of 41.2%, which excludes any discrete tax adjustments. In January 2013, the United States Congress authorized, and the President signed into law, certain federal tax credits that will be reflected in the Company's Federal tax return for 2012. However, since the law was enacted in 2013, the financial statement benefit of such credits totaling $1.0 million was included in the benefit for income taxes in the consolidated statement of operations and comprehensive loss for the three months ended March 31, 2013.
Although the Company had a pretax loss in the first quarter of 2012, there was a provision for income taxes of $0.5 million in the three months ended April 1, 2012 due to reclassifying tax differences to discontinued operations which resulted in pretax income for tax provision purposes. There were no discrete tax adjustments for the three months ended April 1, 2012.
The Company establishes a valuation allowance to reduce the carrying amount of deferred tax assets when it is more likely than not that it will not realize some portion or all of the tax benefit of its deferred tax assets. The Company performs the required assessment of positive and negative evidence regarding the realization of deferred income tax assets associated with certain state net operating loss carryforwards in accordance with ASC 740. The Company considers all available positive and negative evidence, including future reversals of existing temporary differences, projected future taxable income and recent financial operations, to determine whether, based on the weight of that evidence, a valuation allowance is needed for some portion or all of these deferred income tax assets. Judgment is used in considering the relative impact of negative and positive evidence. In arriving at these judgments, the weight given to the potential effect of negative and positive evidence is commensurate with the extent to which such evidence can be objectively verified. In evaluating the objective evidence provided by historical results, the Company considered the past three years of cumulative losses.
Based on the assessment described above, the Company has provided a valuation allowance at March 31, 2013 on all of the deferred income tax assets for certain state net operating loss carryforwards. If the Company determines that it is more likely than not that it will realize these deferred tax assets in the future, the Company will make an adjustment to the valuation allowance at that time.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2013 and December 30, 2012, the Company had no unrecognized tax benefits and no accrued interest related to uncertain tax positions.
The tax years 2009-2012 remain open to examination by the major taxing jurisdictions to which the Company is subject. Although it is not reasonably possible to estimate the amount by which unrecognized tax benefits may increase within the next twelve months due to the uncertainties regarding the timing of any examinations, the Company does not expect unrecognized tax benefits to significantly change in the next twelve months.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars except share and per share amounts)

9. Other Liabilities, Long-Term
Other liabilities, long-term, at March 31, 2013 and December 30, 2012 consisted of the following:

	March 31, 2013	December 30, 2012
Accrued occupancy costs	$5,928	$5,591
Accrued workers’ compensation and general liability claims	1,392	2,025
Deferred compensation	299	282
Long-term obligation to BKC for right of first refusal	2,214	2,393
Other	2,941	2,282
	$12,774	$12,573
Accrued occupancy costs include obligations pertaining to contingent rent and accruals to expense operating lease rental payments on a straight-line basis over the lease term.
10. Commitments and Contingencies
Lease Guarantees. As of March 31, 2013, the Company is a guarantor under 38 Fiesta restaurant property leases, with lease terms expiring on various dates through 2030, and is the primary lessee on five Pollo Tropical restaurant property leases, which it subleases to Fiesta. The Company is fully liable for all obligations under the terms of the leases in the event that Fiesta fails to pay any sums due under the lease, subject to indemnification provisions of the Separation and Distribution Agreement.
The maximum potential liability for future rental payments the Company could be required to make under these leases at March 31, 2013 was $55.9 million. The obligations under these leases will generally continue to decrease over time as these operating leases expire. No payments have been made to date and none are expected to be required to be made in the future. The Company has not recorded a liability for those guarantees in accordance with ASC 460 - Guarantees as Fiesta has indemnified the Company for all such obligations and the Company did not believe it was probable it would be required to perform under any of the guarantees or direct obligations.
Litigation. The Company is a party to various litigation matters incidental to the conduct of the Company’s business. The Company does not believe that the outcome of any of these matters will have a material adverse effect on its consolidated financial statements.
11. Transactions with Related Parties
As part of the acquisition, the Company issued to BKC 100 shares of Series A Convertible Preferred Stock which is convertible into 9,414,580 shares, or 28.9% of the outstanding shares of common stock calculated on the date of the closing of the acquisition on a fully diluted basis. See Note 12—Preferred Stock for further information. BKC also, as a result of the acquisition, has two representatives on the Company's board of directors.
Each of our Burger King restaurants operates under a separate franchise agreement with BKC. These franchise agreements generally provide for an initial term of twenty years and currently have an initial franchise fee of fifty thousand dollars. Any franchise agreement, including renewals, can be extended at our discretion for an additional 20 year term, with BKC's approval, provided that, among other things, the restaurant meets the current Burger King image standard and the Company is not in default under terms of the franchise agreement.
In addition to the initial franchise fee, the Company generally pays BKC a monthly royalty for both new restaurants and for successor franchise agreements at a rate of 4.5% of sales. Royalty expense was $6.4 million and $3.5 million in the three months ended March 31, 2013 and April 1, 2012, respectively.
The Company is also generally required to contribute 4% of restaurant sales from our Burger King restaurants to an advertising fund utilized by BKC for its advertising, promotional programs and public relations activities, and amounts for additional local advertising in markets that approve such additional spending. Advertising expense associated with these expenditures was $6.9 million and $2.6 million in the three months ended March 31, 2013 and April 1, 2012, respectively.
As of March 31, 2013, the Company leased 297 of its restaurant locations from BKC, representing 52.0% of the total number of restaurants in operation. For 196 of the acquired restaurants, the terms and conditions of the lease with BKC are identical to those between BKC and the third-party lessor. Aggregate rent under these BKC leases for the three months ended March 31, 2013 and April 1, 2012 was $6.6 million and $0.5 million, respectively. The Company believes the related party lease terms have not been significantly affected by the fact that the Company and BKC are deemed to be related parties.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars except share and per share amounts)

As of March 31, 2013, the Company owed BKC $2.9 million associated with its purchase of the right of first refusal related to the acquisition of BKC restaurants and $4.4 million related to the payment of advertising, royalties and rent, which are remitted on a monthly basis.
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
13. Other Income
In the three months ended March 31, 2013, the Company recorded a gain of $0.2 million related to business interruption insurance recoveries from a fire at a restaurant.
14. Net Loss per Share
Basic net loss per share is computed on the basis of weighted average outstanding common shares.  Diluted net loss per share is computed on the basis of basic weighted average outstanding common shares adjusted for the effect of stock options, if dilutive. The numerator of the diluted net income per share calculation is increased by the allocation of net income and dividends declared to non-vested shares, if the net impact is dilutive.
The Company has determined that certain non-vested share awards (also referred to as restricted stock awards) and the Preferred Stock issued by the Company are participating securities because they have non-forfeitable rights to dividends. Accordingly, basic net loss per share is calculated under the two-class method. In determining the number of diluted shares outstanding, the Company is required to disclose the more dilutive earnings per share result between the treasury stock method and the two-class method.
The following table is a reconciliation of the net loss and share amounts used in the calculation of basic and diluted net loss per share for the three months ended March 31, 2013 and April 1, 2012:

	Three Months Ended
	March 31, 2013	April 1, 2012
Basic and diluted net loss per share:
Net loss from continuing operations	$(5,199)	$(2,903)
Net loss from discontinued operations	$—	$(624)
Basic and diluted weighted average common shares outstanding	22,868,894	21,856,466
Basic and diluted net loss per share from continuing operations	$(0.23)	$(0.13)
Basic and diluted net loss per share from discontinued operations	$—	$(0.03)
Common shares excluded from diluted net loss per share computation (1)	10,188,883	434,403

(1)
These shares subject to preferred stock, stock options and non-vested shares were not included in the computation of diluted net loss per share because they would have been antidilutive for the periods presented.

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Throughout this Quarterly Report on Form 10-Q, we refer to Carrols Restaurant Group, Inc. as “Carrols Restaurant Group” and, together with its consolidated subsidiaries, as “we”, “our” and “us” unless otherwise indicated or the context otherwise requires. Any reference to “Carrols” refers to our wholly-owned subsidiary, Carrols Corporation, a Delaware corporation, and its consolidated subsidiaries, unless otherwise indicated or the context otherwise requires. Any reference to "Carrols LLC" refers to Carrols' wholly-owned subsidiary, Carrols LLC.
We use a 52-53 week fiscal year ending on the Sunday closest to December 31. The fiscal years ended December 30, 2012 and January 1, 2012 each contained 52 weeks and the three months ended March 31, 2013 and April 1, 2012 each contained thirteen weeks.
Introduction
We are a holding company and conduct all of our operations through our direct and indirect subsidiaries and have no assets other than the shares of capital stock of Carrols, our direct wholly-owned subsidiary. The following Management's Discussion and Analysis of Financial Condition and Results of Operations (or "MD&A") is written to help the reader understand our company. The MD&A is provided as a supplement to, and should be read in conjunction with our Consolidated Financial Statements and the accompanying financial statement notes appearing elsewhere in this report and our Annual Report on Form 10-K for the year ended December 30, 2012. The overview provides our perspective on the individual sections of MD&A, which include the following:
Company Overview—a general description of our business and our key financial measures.
Recent and Future Events Affecting Our Results of Operations—a description of recent events that affect, and future events that may affect, our results of operations.
Operating Results from Continuing Operations—an analysis of our results of operations for the three months ended March 31, 2013 compared to the three months ended April 1, 2012 including a review of material items and known trends and uncertainties.
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
Company Overview
We are one of the largest restaurant companies in the United States and have been operating restaurants for more than 50 years. We are the largest Burger King ® franchisee in the world and have operated Burger King restaurants since 1976. As of March 31, 2013, we operated 571 Burger King restaurants in 13 states. On May 30, 2012, we acquired (the "acquisition") 278 restaurants from Burger King Corporation ("BKC"), which we refer to as the "acquired restaurants". Our restaurants operated prior to the acquisition are referred to as our "legacy restaurants". Our former indirect wholly-owned subsidiary, Fiesta Restaurant Group, Inc., which we refer to as "Fiesta”, was spun off by us to our stockholders on May 7, 2012. The results of operations and cash flows of Fiesta are presented as discontinued operations in our consolidated financial statements for all periods presented. The discussion in our MD&A is focused on our continuing Burger King restaurant operations. Sales from the acquired restaurants are excluded from changes in our comparable restaurant sales in the first quarter of 2013.
The following is an overview of the key financial measures discussed in our results of operations:

•
Restaurant sales consist of food and beverage sales, net of discounts, at our restaurants. Restaurant sales are influenced by customer traffic, menu price increases, promotions, new restaurant openings and closures of restaurants. Restaurants are included in comparable restaurant sales after they have been open for 12 months. For comparative purposes, the calculation of the changes in comparable restaurant sales is based on a 52-week year.

•
Cost of sales consists of food, paper and beverage costs including packaging costs, less purchase discounts. Cost of sales is generally influenced by changes in commodity costs, the sales mix of items sold and the effectiveness of our restaurant-level controls to manage food and paper costs.

•
Restaurant wages and related expenses include all restaurant management and hourly productive labor costs and related benefits, employer payroll taxes and restaurant-level bonuses. Payroll and related benefits are subject to inflation, including minimum wage increases and increased costs for health insurance, including changes form the comprehensive federal health care reform law, workers’ compensation insurance and state unemployment insurance.

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

•
General and administrative expenses are comprised primarily of (1) salaries and expenses associated with corporate and administrative functions that support the development and operations of our restaurants, (2) legal, auditing and other professional fees and (3) stock-based compensation expense. Historical general and administrative expenses exclude all amounts associated with Fiesta as those amounts are included in loss from discontinued operations and include a reduction to general and administrative expenses as if the transition services agreement with Fiesta was in place for all periods presented.

•
EBITDA and Adjusted EBITDA. EBITDA and Adjusted EBITDA are non-GAAP financial measures. EBITDA represents net loss from continuing operations, before provision (benefit) for income taxes, interest expense and depreciation and amortization. Adjusted EBITDA represents EBITDA as adjusted to exclude impairment and other lease charges, acquisition and integration costs, EEOC litigation and settlement costs, stock compensation expense and loss on extinguishment of debt. We exclude these items from EBITDA when evaluating our operating performance and believe that Adjusted EBITDA provides a more meaningful comparison than EBITDA of our core business operating results, as well as with those of other similar companies that may have different capital structures. Management believes that EBITDA and Adjusted EBITDA, when viewed with our results of operations calculated in accordance with GAAP and our reconciliation of Adjusted EBITDA to net loss from continuing operations, provide useful information about our operating performance and period-over-period growth, and provide additional information that is useful for evaluating the operating performance of our core business without regard to potential distortions. Additionally, management believes that EBITDA and Adjusted EBITDA permit investors to gain an understanding of the factors and trends affecting our ongoing cash earnings, from which capital investments are made and debt is serviced. However, EBITDA and Adjusted EBITDA are not measures of financial performance or liquidity under GAAP and, accordingly, should not be considered as alternatives to net loss from continuing operations or cash flow from operating activities as indicators of operating performance or liquidity. Also, these measures may not be comparable to similarly titled captions of other companies. For a reconciliation between net loss from continuing operations and EBITDA and Adjusted EBITDA see page 20.

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

•
Impairment and other lease charges are determined through our assessment of the recoverability of property and equipment and intangible assets by determining whether the carrying value of these assets can be recovered over their respective remaining lives through undiscounted future operating cash flows. A potential impairment charge is evaluated whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable. Lease charges are recorded for our obligations under the related leases for closed locations net of estimated sublease recoveries. There are no lease charges accrued for closed locations at March 31, 2013.

•
Interest expense consists primarily of interest expense associated with our 11.25% Senior Secured Second Lien Notes due 2018 (the "Notes"), borrowings under our prior Carrols LLC senior secured credit facility and the amortization of deferred financing costs. There have been no borrowings under our new senior credit facility in 2013.

Recent and Future Events Affecting our Results of Operations
Acquisition of Burger King Restaurants

On May 30, 2012, we completed the acquisition of 278 restaurants from BKC, for a purchase price consisting of (i) a 28.9% equity ownership interest, (ii) a net cash purchase price of $12.1 million and (iii) additional consideration of $4.3 million including $3.6 million for BKC’s assignment of its right of first refusal ("ROFR") on franchisee restaurant transfers in 20 states pursuant to an operating agreement. The amount for the ROFR is payable in quarterly payments over five years. We also entered into new franchise agreements pursuant to the purchase and operating agreements and entered into leases with BKC for all of the acquired restaurants, including leases for 81 restaurants owned in fee by BKC and subleases for 197 restaurants under terms substantially the same as BKC’s underlying leases for those properties. Pursuant to the operating agreement, we also agreed to remodel 455 Burger King restaurants to BKC’s 20/20 restaurant image by 2015. As of March 31, 2013, we had completed remodeling a total of 129 restaurants to the 20/20 restaurant image, including 39 restaurants in 2013. We currently anticipate remodeling an additional 50 to 80 restaurants in 2013.
Refinancing of Outstanding Indebtedness
On May 30, 2012, we issued $150.0 million of 11.25% Senior Secured Second Lien Notes due 2018 and entered into a new senior credit facility that provides for up to $20.0 million of revolving credit borrowings (which was undrawn at closing). The net proceeds from the issuance of the Notes were used to (i) repay all outstanding borrowings under the prior Carrols LLC senior credit facility of $64.8 million (ii) pay $12.1 million related to the acquisition of the acquired restaurants from BKC and (iii) fees and expenses related to the offering of the Notes. The remainder of the net proceeds will be used together with operating cash flow and the cash collateral account, as it becomes unrestricted, to fund the restaurant remodeling obligations committed to in connection with the acquisition of the acquired restaurants, and to fund future payments to BKC for the ROFR. Interest expense associated with the Notes, including the amortization of deferred financing costs, will be approximately $17.8 million in 2013.
Spin-off of Fiesta Restaurant Group, Inc.
On April 16, 2012, our board of directors approved the spin-off of Fiesta (the "Spin-off"), which through its subsidiaries, owns, operates and franchises the Pollo Tropical and Taco Cabana restaurant brands. In connection with the Spin-off, on April 24, 2012, we and Carrols entered into several agreements that govern our post Spin-off relationship with Fiesta, including a Separation and Distribution Agreement, Tax Matters Agreement, Employee Matters Agreement and Transition Services Agreement.
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
The historical operating results of Fiesta are included in our operating results as loss from discontinued operations.

Amounts earned by Carrols under the Transition Services Agreement were $1.3 million in the three months ended March 31, 2013, and are expected to be approximately $3.3 million for all of 2013. As Fiesta terminates services provided by us under the Transition Services Agreement in the future, amounts earned for these services will decrease.
Health Care Reform
The Patient Protection and Affordable Care Act (the “Act”) requires businesses employing fifty or more full-time equivalent employees to offer health care benefits to those full-time employees beginning in January 2014, or be subject to an annual penalty. Those benefits must be provided under a health care plan which provides a certain minimum scope of health care services. The Act also limits the portion of the cost of the benefits which we can require employees to pay.
We are assessing the financial impact of the Act including the provision beginning in 2014 to offer health insurance to our hourly employees who work on average over 30 hours per week. Based on our analyses to date and our plan to prospectively address aspects of this provision operationally, we currently estimate that our cost for the health care coverage for our qualifying hourly employees would not exceed $3.0 million on an annual basis if all our eligible hourly employees elect coverage. However, given the estimated annual premium cost our eligible hourly employees would incur in comparison to the annual financial penalty they would pay if they do not elect our health care coverage, we estimate our additional annual health care costs could range from $0.5 million to $1.0 million, however there can be no assurance in this regard.
Operating Results from Continuing Operations
Three Months Ended March 31, 2013 Compared to Three Months Ended April 1, 2012
The following table sets forth, for the three months ended March 31, 2013 and April 1, 2012, selected operating results from continuing operations as a percentage of restaurant sales for all of our restaurants, our legacy restaurants and the acquired restaurants:

	Three Months Ended
	March 31, 2013	April 1, 2012
Costs and expenses (all restaurants):
Cost of sales	31.1%	30.6%
Restaurant wages and related expenses	32.4%	32.6%
Restaurant rent expense	7.5%	6.7%
Other restaurant operating expenses	16.8%	16.0%
Advertising expense	4.5%	3.2%
General and administrative	5.8%	7.3%

Costs and expenses (legacy restaurants):
Cost of sales	29.6%	30.6%
Restaurant wages and related expenses	31.9%	32.6%
Restaurant rent expense	6.7%	6.7%
Other restaurant operating expenses	15.7%	16.0%
Advertising expense	4.3%	3.2%

Costs and expenses (acquired restaurants):
Cost of sales	33.0%
Restaurant wages and related expenses	33.1%
Restaurant rent expense	8.5%
Other restaurant operating expenses	18.1%
Advertising expense	4.8%
Since the beginning of the first quarter of 2012 through the end of the first quarter of 2013, we have closed five restaurants. On May 30, 2012 we acquired 278 restaurants from BKC.
Restaurant Sales. Total restaurant sales in the first quarter of 2013 increased 82.7%, to $156.1 million from $85.5 million in the first quarter of 2012. Restaurant sales in the first quarter of 2013 for the acquired restaurants were $70.4 million. Comparable restaurant sales for our legacy restaurants increased 1.0% resulting from a 4.4% increase in average check, due primarily to a shift in sales mix and the effect of menu price increases of 0.8% compared to the prior year. This was partially offset by a decrease in customer traffic of 3.4% and the closure of five restaurants since the beginning of the first quarter of 2012.
Operating Costs and Expenses (percentages stated as a percentage of restaurant sales for the restaurants being discussed). Cost of sales for all restaurants increased to 31.1% in the first quarter of 2013 from 30.6% in the first quarter of 2012. Cost of sales at our legacy restaurants decreased to 29.6% in the first quarter of 2013 from 30.6% in the first quarter of 2012 due primarily to a favorable sales mix and the effect of menu price increases taken in the last twelve months of 0.8%, partially offset by higher promotional sales discounts.Total commodity costs in 2013 were essentially flat compared to the first quarter of 2012. Cost of sales was 33.0% in the first quarter of 2013 for our acquired restaurants and was higher than our legacy restaurants due primarily to inefficiencies, shrinkage and higher waste. The 3.4% cost of sales differential between our legacy and acquired restaurants in the first quarter of 2013 represented a reduction from the 4.3% cost of sales differential for the period we operated them in 2012.
Restaurant wages and related expenses for all restaurants decreased to 32.4% in the first quarter of 2013 from 32.6% in the first quarter of 2012. Restaurant wages and related expenses for our legacy restaurants decreased to 31.9% in the first quarter of 2013 from 32.6% in the first quarter of 2012 due to the effect of higher sales volumes on fixed labor costs and lower medical claim costs (0.4%). Restaurant wages and related expenses for our acquired restaurants was 33.1% in the first quarter of 2013 and higher than our legacy restaurants due primarily to the effect of fixed labor costs on lower sales volumes relative to our legacy restaurants.
Other restaurant operating expenses for all restaurants increased to 16.8% in the first quarter of 2013 from 16.0% in the first quarter of 2012 due primarily to higher repairs and maintenance expenses associated with the acquired restaurants as part of our continued efforts to address deferred maintenance at these locations (0.5%), higher credit card fees (0.2%) and the effect of fixed operating costs on lower sales volumes at the acquired restaurants compared to our legacy restaurants.
Advertising expense for all restaurants increased to 4.5% in the first quarter of 2013 from 3.2% in the first quarter of 2012 due primarily to our commitment to BKC, as part of the acquisition, to spend 0.75% of restaurant sales for additional local advertising in markets that have approved such additional spending. Advertising expense as a percentage of sales is lower at our legacy restaurants compared to our acquired restaurants due to advertising credits received from BKC that are associated with 2012 menu enhancement initiatives and our installation of digital menu boards. These expenditures at the acquired restaurants were made prior to the acquisition. Advertising expense at our legacy restaurants increased in the first quarter compared to the first quarter of 2012 due to these credits being higher in the first quarter of 2012 than in succeeding quarters.
Restaurant rent expense for all restaurants increased to 7.5% in the first quarter of 2013 from 6.7% in the first quarter of 2012 due primarily to rent associated with the acquired restaurants which, as a percentage of restaurant sales, was 8.5% during the first quarter of 2013 reflecting the lower sales volumes at the acquired restaurants. Rent expense for our legacy restaurants was 6.7% of restaurant sales in both the first quarter of 2013 and 2012.
General and Administrative Expenses. General and administrative expenses increased $2.9 million in the first quarter of 2013 to $9.1 million and, as a percentage of total restaurant sales, decreased to 5.8% compared to 7.3% in the first quarter of 2012. The increase in general and administrative expense was due primarily to the addition of salaries and related costs for operational oversight and corporate support for the acquired restaurants of $2.0 million, higher stock compensation and administrative bonus expense of $0.3 million and $0.4 million less income in the first quarter of 2013 from the Transition Services Agreement with Fiesta than was assumed to be in place during the first quarter of 2012.
Adjusted EBITDA. As a result of the factors above, Adjusted EBITDA decreased to $3.3 million in the first quarter of 2013 from $3.8 million in the first quarter of 2012. For a reconciliation between net loss from continuing operations and EBITDA and Adjusted EBITDA see page 20.
Depreciation and Amortization Expense. Depreciation and amortization expense increased to $8.1 million in the first quarter of 2013 from $4.7 million in the first quarter of 2011 due primarily to the addition of the acquired restaurants and our remodeling initiatives in 2012 and 2013.
Impairment and Other Lease Charges. Impairment and other lease charges were $0.6 million in the first quarter of 2013 and were comprised of $0.4 million of impairment charges associated with six underperforming restaurants and $0.2 million of impairment charges associated with capital expenditures at previously impaired restaurants.
Interest Expense. Interest expense increased to $4.7 million in the first quarter of 2013 from $0.9 million in the first quarter of 2012 due to our refinancing in the second quarter of 2012. The weighted average interest rate on our long-term debt, excluding lease financing obligations, increased to 11.25% in the first quarter of 2013 from 4.1% in the first quarter of 2012 due to the issuance of the Notes in the second quarter of 2012.

Provision (Benefit) for Income Taxes. The benefit for income taxes for the first quarter of 2013 was derived using an estimated effective annual income tax rate for 2013 of 41.2%, which excluded discrete tax adjustments. In January 2013, the United States Congress authorized, and the President signed into law, certain federal tax credits that will be reflected in our Federal tax return for 2012. However, since the law was enacted in 2013, the financial statement benefit of such credits totaling $1.0 million was included in the benefit for income taxes as a discrete item for the three months ended March 31, 2013.
Although we had a pretax loss in the first quarter of 2012, there was a provision for income taxes of $0.5 million for the first quarter of 2012 due to reclassifying tax differences to discontinued operations which resulted in pretax income for tax provision purposes. There were no discrete tax adjustments in the first quarter of 2012.
Net Loss from Continuing Operations. As a result of the above, net loss from continuing operations for the first quarter of 2013 was $5.2 million, or $0.23 per diluted share, compared to net loss from continuing operations in the first quarter of 2012 of $2.9 million, or $0.13 per diluted share.
A reconciliation of EBITDA and Adjusted EBITDA to net loss from continuing operations is as follows:

	Three Months Ended
	March 31, 2013	April 1, 2012
Net loss from continuing operations	$(5,199)	$(2,903)
Provision (benefit) for income taxes	(5,296)	508
Interest expense	4,711	915
Depreciation and amortization	8,063	4,693
EBITDA	2,279	3,213
Impairment and other lease charges	630	26
Acquisition and integration costs (1)	—	411
EEOC Litigation and settlement costs	85	95
Stock-based compensation expense	301	102
Adjusted EBITDA	$3,295	$3,847

(1)	Acquisition and integration costs for the periods presented include legal and professional fees incurred in connection with the acquisition.
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
On May 30, 2012, Carrols Restaurant Group issued $150.0 million of Notes pursuant to an indenture dated as of May 30, 2012 governing such Notes. Proceeds from the issuance of the Notes were used to repay $64.8 million of borrowings under the prior Carrols LLC senior credit facility, to pay $12.1 million related to the acquisition of the acquired restaurants, to pay $4.5 million for fees and expenses related to the offering of the Notes paid at closing and to fund a $20.0 million cash collateral account required under our senior credit facility discussed below. The remainder of the proceeds of $48.6 million is being used together with operating cash flow and the senior credit facility, if utilized, to fund the restaurant remodeling obligations committed to in connection with the acquisition, and to fund payments to BKC for the ROFR acquired in the acquisition.
On May 30, 2012, we also entered into a senior credit facility, which provides for aggregate revolving credit borrowings of up to $20.0 million (including $15.0 million available for letters of credit) maturing on May 30, 2017. The senior credit facility also provides for incremental borrowing increases of up to $25.0 million, in the aggregate.
Interest payments under our debt obligations, capital expenditures, including our commitment to BKC to remodel restaurants in 2013 and 2014, and payments related to our lease obligations represent significant liquidity requirements for us. We believe net proceeds from the issuance of the Notes, cash generated from our operations, and availability of revolving credit borrowings under our senior credit facility will provide sufficient cash availability to cover our anticipated working capital needs, capital expenditures and debt service requirements for the next twelve months.

Operating Activities. Net cash provided from operating activities in the first quarter of 2013 increased $1.1 million to $2.2 million, compared to the first quarter of 2012, due primarily to an increase in cash from changes in the components of net working capital of $6.1 million partially offset by an increase in loss from continuing operations of $2.3 million and a net decrease in non-cash adjustments of $3.7 million pertaining to depreciation and amortization and deferred income taxes.
Investing Activities. Net cash used for investing activities in the first quarter of 2013 and 2012 were $13.5 million and $5.4 million, respectively. Capital expenditures are a large component of our investing activities and include: (1) new restaurant development, which may include the purchase of real estate; (2) restaurant remodeling, which includes the renovation or rebuilding of the interior and exterior of our existing restaurants, including expenditures associated with our commitment to BKC to remodel restaurants to the 20/20 image and franchise agreement renewals; (3) other restaurant capital expenditures, which include capital maintenance expenditures for the ongoing reinvestment and enhancement of our restaurants including expenditures to support BKC’s ongoing menu enhancement initiatives; and (4) corporate and restaurant information systems, including expenditures in 2013 for new point-of-sale software for our acquired restaurants.
The following table sets forth our capital expenditures for the periods presented (in thousands):

Three Months Ended March 31, 2013
New restaurant development	$121
Restaurant remodeling	10,946
Other restaurant capital expenditures (1)	2,096
Corporate and restaurant information systems	355
Total capital expenditures	$13,518
Number of new restaurant openings	—
Three Months Ended April 1, 2012
New restaurant development	$—
Restaurant remodeling	2,012
Other restaurant capital expenditures (1)	1,178
Corporate and restaurant information systems	4,247
Total capital expenditures	$7,437
Number of new restaurant openings	—
 _____________

1)
Excludes restaurant repair and maintenance expenses included in other restaurant operating expenses in our consolidated financial statements. For the three months ended March 31, 2013 and April 1, 2012, total restaurant repair and maintenance expenses were approximately $4.5 million and $2.0 million, respectively.

In 2013, we anticipate that total capital expenditures will range from $40 million to $50 million, although the actual amount of capital expenditures may differ from these estimates. Capital expenditures in 2013 are expected to include approximately $30 million to $40 million for remodeling a total of 90 to 120 restaurants in 2013 to the BKC 20/20 image standard, of which 39 were completed at March 31, 2013, and capital restaurant maintenance expenditures of approximately $7 million.
Investing activities in 2012 also included net proceeds from a sale of a restaurant property of $2.1 million. The net proceeds from this sale were used to reduce outstanding borrowings under our prior Carrols LLC senior credit facility.
Financing Activities. Net cash used in financing activities in the first quarter of 2013 was $0.3 million, primarily related to principal payments on capital leases of $0.3 million.
Net cash used for financing activities in the first quarter of 2012 was $6.1 million, which included net revolver payments of $3.1 million and scheduled term loan principal payments of $1.6 million related to the prior Carrols LLC senior credit facility, and a cash contribution to Fiesta of $2.5 million. Proceeds from stock option exercises and related income tax benefits, including tax benefits from the conversion of vested stock options to shares of our common stock in the first quarter of 2012, were $1.1 million.
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

The Notes are jointly and severally guaranteed, unconditionally and in full by our material subsidiaries which are directly or indirectly 100% owned by us. Separate condensed consolidating information is not included because Carrols Restaurant Group is a holding company that has no independent assets or operations. There are no significant restrictions on our ability or any of the guarantor subsidiaries' ability to obtain funds from its respective subsidiaries. All consolidated amounts in our financial statements are representative of the combined guarantors.

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

The indenture governing the Notes contains customary default provisions, including without limitation, a cross default provision pursuant to which it is an event of default under these Notes and the indenture governing the Notes if there is a default under any of our indebtedness having an outstanding principal amount of $15.0 million or more which results in the acceleration of such indebtedness prior to its stated maturity or is caused by a failure to pay principal when due. We were in compliance as of March 31, 2013 with the restrictive covenants of the indenture governing the Notes.
Senior Credit Facility. On May 30, 2012, we entered into a senior credit facility, which provides for aggregate revolving credit borrowings of up to $20.0 million (including $15.0 million available for letters of credit) maturing on May 30, 2017. The senior credit facility also provides for incremental borrowing increases of up to $25.0 million, in the aggregate. At March 31, 2013, there were no outstanding borrowings under the senior credit facility.

Under the senior credit facility (all terms not otherwise defined herein are defined in our senior credit facility), we have deposited $20.0 million in an account with the Administrative Agent as collateral for the senior credit facility until the date on which its Adjusted Leverage Ratio is less than 6.00x for two consecutive fiscal quarters (the “Cash Collateral Release Date"). This amount is classified as restricted cash on our consolidated balance sheet as of March 31, 2013.
Prior to the Cash Collateral Release Date, revolving credit borrowings under the senior credit facility bear interest at a rate per annum, at our option, of:
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
After reserving $5.4 million for letters of credit issued under the facility for workers’ compensation and other insurance policies, $14.6 million was available for revolving credit borrowings under the senior credit facility at March 31, 2013.
Contractual Obligations
A table of our contractual obligations as of December 30, 2012 was included in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 30, 2012. There have been no significant changes to our contractual obligations during the three months ended March 31, 2013.
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
Application of Critical Accounting Policies
Our unaudited interim consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in the “Significant Accounting Policies” footnote in the notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2012. Critical accounting estimates are those that require application of management’s most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. There have been no material changes affecting our critical accounting policies previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 30, 2012.

Forward Looking Statements
This Quarterly Report on Form 10-Q contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements that are predictive in nature or that depend upon or refer to future events or conditions are forward-looking statements. These statements are often identified by the words “may”, “might", “will”, “should”, “anticipate”, “believe”, “expect”, “intend”, “estimate”, “hope”, “plan” or similar expressions. In addition, expressions of our strategies, intentions or plans are also forward looking statements. These statements reflect management’s current views with respect to future events and are subject to risks and uncertainties, both known and unknown. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their date. There are important factors that could cause actual results to differ materially from those in forward-looking statements, many of which are beyond our control. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected or implied in the forward-looking statements. We believe important factors that could cause actual results to differ materially from our expectations include the following, in addition to other risks and uncertainties discussed herein and in our Annual Report on Form 10-K for the fiscal year ended December 30, 2012:

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

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes from the information presented in Item 7A included in our Annual Report on Form 10-K for the year ended December 30, 2012, as amended, with respect to our market risk sensitive instruments.
A 1% change in interest rates would have resulted in no change to interest expense for the three months ended March 31, 2013 and would have resulted in an increase or decrease in interest expense of approximately $0.7 million for the three months ended April 1, 2012.
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
Evaluation of Disclosure Controls and Procedures. We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2013.
No change occurred in our internal control over financial reporting during the first quarter of 2013 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1.    Legal Proceedings
None
Item 1A. Risk Factors

Part I-Item 1A of Annual Report on Form 10-K for the fiscal year ended December 30, 2012 describes important factors that could materially adversely affect our business, consolidated financial condition or results of operations or cause our operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-Q or presented elsewhere by management from time-to-time. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 30, 2012.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
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

CARROLS RESTAURANT GROUP, INC.

Date: May 8, 2013	/s/ Daniel T. Accordino
(Signature)
Daniel T. Accordino Chief Executive Officer

Date: May 8, 2013	/s/ Paul R. Flanders
(Signature)
Paul R. Flanders Vice President – Chief Financial Officer and Treasurer