Form 10-Q
period 2013-06-30
CARROLS RESTAURANT GROUP, INC.
filed 2013-08-07
CIK 809248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 6, 2013, Carrols Restaurant Group, Inc. had 23,699,200 shares of its common stock, $.01 par value, outstanding.

CARROLS RESTAURANT GROUP, INC.
FORM 10-Q
QUARTER ENDED JUNE 30, 2013

PART I—FINANCIAL INFORMATION
ITEM 1—INTERIM CONSOLIDATED FINANCIAL STATEMENTS
CARROLS RESTAURANT GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands of dollars, except share and per share amounts)
(Unaudited)

	June 30, 2013	December 30, 2012
ASSETS
Current assets:
Cash	$13,129	$38,290
Trade and other receivables	6,249	6,418
Inventories	6,924	7,729
Prepaid rent	2,424	2,435
Prepaid expenses and other current assets	3,606	2,911
Refundable income taxes	43	43
Deferred income taxes	2,442	2,442
Total current assets	34,817	60,268
Restricted cash (Note 7)	20,000	20,000
Property and equipment, net of accumulated depreciation of $182,817 and $171,024, respectively	147,988	135,926
Franchise rights, net of accumulated amortization of $76,756 and $74,699, respectively (Note 6)	92,114	94,170
Goodwill (Note 6)	8,162	8,162
Franchise agreements, at cost less accumulated amortization of $6,818 and $7,188, respectively	13,144	12,993
Favorable leases, net of accumulated amortization of $340 and $183, respectively (Note 6)	3,130	3,287
Deferred financing fees	4,846	5,340
Deferred income taxes	9,007	2,222
Other assets	3,440	3,888
Total assets	$336,648	$346,256
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt (Note 7)	$1,098	$1,062
Accounts payable	18,193	20,075
Accrued interest	2,110	2,138
Accrued payroll, related taxes and benefits	15,742	15,223
Accrued real estate taxes	4,594	4,041
Other liabilities	9,757	10,251
Total current liabilities	51,494	52,790
Long-term debt, net of current portion (Note 7)	158,676	159,233
Lease financing obligations	1,198	1,197
Deferred income—sale-leaseback of real estate	17,724	18,623
Accrued postretirement benefits	2,587	2,622
Unfavorable leases, net of accumulated amortization of $943 and $508, respectively (Note 6)	8,610	9,045
Other liabilities (Note 9)	14,482	12,573
Total liabilities	254,771	256,083
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, par value $.01; authorized 20,000,000 shares, issued and outstanding—100 shares	—	—
Voting common stock, par value $.01; authorized—100,000,000 shares, issued—23,680,200 and 23,682,869 shares, respectively, and outstanding—22,906,722 and 22,748,241 shares, respectively	229	227
Additional paid-in capital	68,466	68,056
Retained earnings	12,667	21,362
Accumulated other comprehensive income	656	669
Treasury stock, at cost	(141)	(141)
Total stockholders’ equity	81,877	90,173
Total liabilities and stockholders’ equity	$336,648	$346,256

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND JULY 1, 2012
(In thousands of dollars, except share and per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Restaurant sales	$173,518	$122,104	$329,657	$207,554
Costs and expenses:
Cost of sales	52,870	38,877	101,501	64,999
Restaurant wages and related expenses	53,665	37,446	104,332	65,314
Restaurant rent expense	11,869	7,932	23,578	13,615
Other restaurant operating expenses	27,547	18,221	53,783	31,864
Advertising expense	7,926	4,604	15,020	7,300
General and administrative (including stock-based compensation expense of $296, $177, $597 and $279, respectively)	9,524	8,081	18,602	14,280
Depreciation and amortization	8,391	6,149	16,454	10,842
Impairment and other lease charges (Note 5)	2,198	101	2,828	127
Other income (Note 12)	—	—	(185)	—
Total operating expenses	173,990	121,411	335,913	208,341
Income (loss) from operations	(472)	693	(6,256)	(787)
Interest expense	4,711	2,646	9,422	3,561
Loss on extinguishment of debt	—	1,509	—	1,509
Loss from continuing operations before income taxes	(5,183)	(3,462)	(15,678)	(5,857)
Benefit for income taxes (Note 8)	(1,687)	(2,683)	(6,983)	(2,175)
Net loss from continuing operations	(3,496)	(779)	(8,695)	(3,682)
Income from discontinued operations, net of tax (Note 3)	—	668	—	44
Net loss	$(3,496)	$(111)	$(8,695)	$(3,638)
Basic and diluted net income (loss) per share (Note 13):
Continuing operations	$(0.15)	$(0.03)	$(0.38)	$(0.16)
Discontinued operations	—	$0.03	—	—
Shares used in computing net income (loss) per share:
Basic and diluted weighted average common shares outstanding	22,899,092	22,742,257	22,883,993	22,413,285
Other comprehensive loss, net of tax:
Net loss	$(3,496)	$(111)	$(8,695)	$(3,638)
Change in valuation of interest rate swap, net of tax of $68 and $42, respectively	—	106	—	68
Other	$—	$—	$(13)	$—
Comprehensive loss	$(3,496)	$(5)	$(8,708)	$(3,570)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2013 AND JULY 1, 2012
(In thousands of dollars)
(Unaudited)

	Six Months Ended
	June 30, 2013	July 1, 2012
Cash flows provided from operating activities of continuing operations:
Net loss	$(8,695)	$(3,638)
Income from discontinued operations	—	(44)
Adjustments to reconcile net loss to net cash provided from operating activities of continuing operations:
Loss on disposals of property and equipment	200	9
Stock-based compensation	597	279
Impairment and other lease charges	2,828	127
Depreciation and amortization	16,454	10,842
Amortization of deferred financing costs	501	278
Amortization of unearned income	(56)	—
Amortization of deferred gains from sale-leaseback transactions	(899)	(882)
Deferred income taxes	(6,970)	(2,099)
Loss on extinguishment of debt	—	1,509
Changes in other operating assets and liabilities	(1,306)	11,906
Net cash provided from operating activities of continuing operations	2,654	18,287
Cash flows used for investing activities of continuing operations:
Capital expenditures:
New restaurant development	(29)	—
Restaurant remodeling	(22,141)	(6,556)
Other restaurant capital expenditures	(4,032)	(2,015)
Corporate and restaurant information systems	(1,084)	(8,717)
Total capital expenditures	(27,286)	(17,288)
Proceeds from sales of restaurant properties	—	2,082
Acquisition of restaurants from BKC, net of cash acquired	—	(12,135)
Increase in restricted cash balance	—	(20,000)
Net cash used for investing activities of continuing operations	(27,286)	(47,341)
Cash flows provided from (used for) financing activities of continuing operations:
Proceeds from issuance of senior secured second lien notes	—	150,000
Cash of Fiesta Restaurant Group deconsolidated as a result of spin-off	—	(5,490)
Borrowings on prior revolving credit facilities	—	19,200
Repayments on prior revolving credit facilities	—	(23,200)
Repayments of term loans under prior credit facilities	—	(63,375)
Capital contribution to Fiesta Restaurant Group	—	(2,500)
Principal payments on capital leases	(521)	(81)
Excess tax benefits from stock-based compensation	—	825
Financing costs associated with issuance of debt	(8)	(5,378)
Proceeds from stock option exercises	—	295
Net cash provided from (used for) financing activities of continuing operations	(529)	70,296
Net increase (decrease) in cash from continuing operations	(25,161)	41,242
Net cash provided from operating activities of discontinued operations	—	3,834
Net cash used for investing activities of discontinued operations	—	(15,007)
Net cash provided from financing activities of discontinued operations	—	3,318
Net decrease in cash from discontinued operations	—	(7,855)
Net increase (decrease) in cash	(25,161)	33,387
Cash, beginning of period	38,290	24,661
Cash, end of period	$13,129	$58,048
Supplemental disclosures:
Interest paid on long-term debt	$8,393	$8,508
Interest paid on lease financing obligations	$52	$52
Accruals for capital expenditures	$4,530	$839
Income taxes refunded, net	$—	$4
Non-cash assets acquired	$861	$—
Capital lease obligations assumed in acquisition	$—	$10,870

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars except share and per share amounts)

1. Basis of Presentation
Business Description. At June 30, 2013 Carrols Restaurant Group, Inc. ("Carrols Restaurant Group") operated, as franchisee, 566 restaurants under the trade name “Burger King ®” in 13 Northeastern, Midwestern and Southeastern states. The Company operates its business as one operating and one reportable segment.
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
Burger King Acquisition. On May 30, 2012, the Company acquired 278 of Burger King Corporation's ("BKC") company-owned Burger King® restaurants located in Ohio, Indiana, Kentucky, Pennsylvania, North Carolina, South Carolina and Virginia (the "acquired restaurants").
In the fourth quarter of 2012, the Company finalized its allocation of the purchase price for this acquisition to the tangible and identifiable intangible assets acquired and liabilities assumed in the transaction. The prior year periods presented in the accompanying unaudited consolidated financial statements have been recast to reflect the impact of the fair value adjustments for the acquisition as if they had originally been recorded on May 30, 2012. The impact of these adjustments for the three and six months ended July 1, 2012 included a reduction of rent expense of $47 and a reduction of depreciation expense of $197. See Note 2—Acquisition for further information.
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
Fiscal Year. The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. The fiscal year ended December 30, 2012 contained 52 weeks. The three and six months ended June 30, 2013 and July 1, 2012 each contained thirteen and twenty-six weeks, respectively.
Basis of Presentation. The accompanying unaudited consolidated financial statements for the three and six months ended June 30, 2013 and July 1, 2012 have been prepared without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission and do not include certain of the information and the footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of such financial statements have been included. The results of operations for three and six months ended June 30, 2013 and July 1, 2012 are not necessarily indicative of the results to be expected for the full year.
These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 30, 2012. The December 30, 2012 balance sheet data is derived from those audited financial statements.
Fair Value of Financial Instruments. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. In determining fair value, the accounting standards establish a three level hierarchy for inputs used in measuring fair value as follows: Level 1 inputs are quoted prices in active markets for identical assets or liabilities; Level 2 inputs are observable for the asset or liability, either directly or indirectly, including quoted prices in active markets for similar assets or liabilities; and Level 3 inputs are unobservable and reflect our own assumptions. The fair value of the Carrols Restaurant Group 11.25% Senior Secured Second Lien Notes due 2018 is based on recent trading values, which is considered Level 1, and at June 30, 2013 was approximately $168.8 million. See Notes 2 and 5 for a discussion of the fair value measurement of non-financial assets.
Use of Estimates. The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars except share and per share amounts)

and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates include: acquisition accounting, insurance liabilities, evaluation for impairment of goodwill, long-lived assets and franchise rights, lease accounting matters, accrued occupancy costs and valuation of deferred income tax assets. Actual results could differ from those estimates.
Subsequent Events. The Company conducted an evaluation of subsequent events for potential recognition or disclosure through the issuance date of the financial statements.
2. Acquisition
On May 30, 2012, the Company acquired 278 restaurants from BKC for a purchase price consisting of (i) a 28.9% equity ownership interest in the Company, (ii) $$3.8 million for cash on hand and inventory at the acquired restaurants and (iii) $9.4 million of franchise fees and $3.6 million for BKC’s assignment of its right of first refusal on franchisee restaurant transfers in 20 states ("ROFR") pursuant to an operating agreement dated May 30, 2012 (the "operating agreement") with BKC entered into at closing (the "acquisition"). The ROFR is payable in quarterly payments over five years. The Company also entered into new franchise agreements pursuant to the purchase and operating agreements and entered into new leases with BKC for all of the acquired restaurants, including leases for 81 restaurants owned in fee by BKC and subleases for 197 restaurants under terms substantially the same as BKC’s underlying leases for those properties. Pursuant to the operating agreement, the Company also agreed to remodel 455 Burger King restaurants to BKC’s 20/20 restaurant image.
The unaudited proforma results of operations included in the following table are not necessarily indicative of the results that would have occurred had the acquisition been consummated at the beginning of the period presented, nor are they necessarily indicative of any future consolidated operating results.

	Proforma
	Three Months Ended	Six Months Ended
	July 1, 2012	July 1, 2012
Restaurant sales	$174,090	$332,978
Net loss from continuing operations	$(2,302)	$(9,760)
Net loss per share from continuing operations, basic and diluted	$(0.10)	$(0.44)
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
As a result of the Spin-off, the Company has no remaining Fiesta assets and liabilities as of December 30, 2012. The consolidated statements of operations and comprehensive loss and consolidated statements of cash flows present Fiesta’s businesses for the three and six months ended July 1, 2012 as discontinued operations.
The unaudited consolidated statements of operations and comprehensive loss for the periods through completion of the Spin-off included certain general and administrative expenses associated with administrative support to Fiesta for executive management, information systems and certain accounting, legal and other administrative functions, which had previously been allocated to Fiesta. The allocation of certain of these expenses do not qualify for classification within discontinued operations, and therefore are included as general and administrative expenses within continuing operations. In addition, certain expenses directly related to the Spin-off which had previously been allocated to both the Company and Fiesta have been included in discontinued operations in their entirety.

The following table details amounts associated with the Spin-off which have been reported in discontinued operations:

	Three Months Ended	Six Months Ended
	July 1, 2012	July 1, 2012
Revenues	$49,222	$175,364
Income (loss) from discontinued operations before income taxes	1,875	(744)
Net income from discontinued operations	$668	$44
In connection with the Spin-off, Carrols Restaurant Group and Carrols entered into several agreements with Fiesta that govern the Company’s post Spin-off relationship with Fiesta, including a Separation and Distribution Agreement, Tax Matters Agreement, Employee Matters Agreement and Transition Services Agreement. Amounts earned by Carrols under the Transition Services Agreement were $1.1 million and $2.4 million in the three and six months ended June 30, 2013, respectively, and $1.0 million in the three months ended July 1, 2012.
4. Stock-Based Compensation
Stock-based compensation expense for the three and six months ended June 30, 2013 was $0.3 million and $0.6 million, respectively and for the three and six months ended July 1, 2012 was $0.2 million and $0.3 million, respectively. As of June 30, 2013, the total unrecognized stock-based compensation expense relating to non-vested shares was approximately $3.0 million, which the Company expects to recognize over a remaining weighted average vesting period for non-vested shares of 2.5 years. The Company expects to record an additional $0.6 million as compensation expense for the remainder of 2013.
On June 11, 2013, the Company granted 12,867 non-vested shares to certain directors of the Company. These shares vest and become non-forfeitable 20% per year and are being expensed over their five year vesting period.
A summary of all non-vested shares activity for the six months ended June 30, 2013 was as follows:

	Shares	Weighted Average Grant Date Price
Nonvested at December 30, 2012	934,628	$7.84
Granted	12,867	5.83
Vested	(158,481)	10.56
Forfeited	(15,536)	10.13
Nonvested at June 30, 2013	773,478	$7.20
The fair value of the non-vested shares is based on the closing price on the date of grant. The weighted average grant date fair value for non-vested shares issued during the three months ended June 30, 2013 was $5.83.
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
The Company determined the fair value of restaurant equipment, for those restaurants reviewed for impairment, based on current economic conditions and the Company’s history of using these assets in the operation of its business. These fair value asset measurements rely on significant unobservable inputs and are considered Level 3 in the fair value hierarchy. The Level 3 assets measured at fair value associated with impairment charges recorded during the six months ended June 30, 2013 totaled $0.5 million.
 During the three months ended June 30, 2013, the Company recorded other lease charges of $1.6 million associated with the closure of four of the Company's restaurants in the second quarter of 2013. The Company also recorded impairment charges of $0.6 million consisting of approximately $0.3 million of capital expenditures at previously impaired restaurants and $0.3 million related to initial impairment charges at four underperforming restaurants in the three months ended June 30, 2013.
6. Goodwill, Franchise Rights, Favorable and Unfavorable Leases
Goodwill. The Company is required to review goodwill for impairment annually, or more frequently, when events and circumstances indicate that the carrying amount may be impaired. If the determined fair value of goodwill is less than the related carrying amount, an impairment loss is recognized. The Company performs its annual impairment assessment as of the last day

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars except share and per share amounts)

of its fiscal year and does not believe circumstances have changed since the last assessment date which would make it necessary to reassess their values. There were no goodwill impairment losses during the three and six months ended June 30, 2013 or the year ended December 30, 2012.
Franchise Rights. Amounts allocated to franchise rights for each acquisition of Burger King restaurants are amortized using the straight-line method over the average remaining term of the acquired franchise agreements plus one twenty-year renewal period.
The Company assesses the potential impairment of franchise rights whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If an indicator of impairment exists, an estimate of the aggregate undiscounted cash flows from the acquired restaurants is compared to the respective carrying value of franchise rights for each acquisition. If an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value. No impairment charges were recorded related to the Company’s franchise rights for the three and six months ended June 30, 2013 or the year ended December 30, 2012.
Amortization expense related to franchise rights was $1.1 million and $0.9 million for the three months ended June 30, 2013 and July 1, 2012, respectively and $2.1 million and $1.7 million for the six months ended June 30, 2013 and July 1, 2012, respectively. The Company estimates the annual amortization expense to be $4.1 million in 2013 and in each of the five succeeding years.
Favorable and Unfavorable Leases. Amounts allocated to favorable and unfavorable leases related to the acquisition of 278 Burger King restaurants on May 30, 2012 are being amortized using the straight-line method over the remaining terms of the underlying lease agreements as a net reduction of restaurant rent expense.
The net reduction of rent expense related to the amortization of favorable and unfavorable leases for the three and six months ended June 30, 2013 was $139 and $278, respectively, and the Company expects the net reduction of rent expense from the amortization of favorable and unfavorable leases to be $557 in 2013, $546 in 2014, $528 in 2015, $449 in 2016, $439 in 2017 and $410 in 2018. The net reduction of rent expense related to the amortization of favorable and unfavorable leases was $47 for the three and six months ended July 1, 2012.
7. Long-term Debt
Long-term debt at June 30, 2013 and December 30, 2012 consisted of the following:

	June 30, 2013	December 30, 2012
Collateralized:
Carrols Restaurant Group 11.25% Senior Secured Second Lien Notes	$150,000	$150,000
Capital leases	9,774	10,295
	159,774	160,295
Less: current portion	(1,098)	(1,062)
	$158,676	$159,233
Senior Secured Second Lien Notes. On May 30, 2012, Carrols Restaurant Group issued $150.0 million of 11.25% Senior Secured Second Lien Notes due 2018 (the "Notes") pursuant to an indenture dated as of May 30, 2012 governing such Notes. Proceeds from the issuance of the Notes were used to repay $64.8 million of borrowings under the Carrols LLC senior credit facility, to pay $12.1 million related to the acquisition of the acquired restaurants from BKC, to pay $4.5 million for fees and expenses related to the offering of the Notes paid at closing and to fund a $20.0 million cash collateral account required under the Company's new senior credit facility discussed below. The remainder of the proceeds of $48.6 million is being used together with operating cash flow and the senior credit facility, if utilized, to fund the restaurant remodeling obligations committed to in connection with the acquisition, and to fund payments to BKC for the ROFR acquired in the acquisition.
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
The indenture governing the Notes includes certain covenants, including limitations and restrictions on the Company and all of its subsidiaries who are guarantors under such indenture to, among other things: incur indebtedness or issue preferred stock; incur liens; pay dividends or make distributions in respect of capital stock or make certain other restricted payments or investments; sell assets; agree to payment restrictions affecting certain subsidiaries; enter into transaction with affiliates; or merge, consolidate or sell substantially all of the Company's assets.
The indenture governing the Notes and the security agreement provide that any capital stock and equity interests of any of the Company's subsidiaries will be excluded from the collateral to the extent that the par value, book value or market value of such capital stock or equity interests exceeds 20% of the aggregate principal amount of the Notes then outstanding.
The indenture governing the Notes contains customary default provisions, including without limitation, a cross default provision pursuant to which it is an event of default under the Notes and the indenture if there is a default under any indebtedness of the Company having an outstanding principal amount of $15.0 million or more which results in the acceleration of such indebtedness prior to its stated maturity or is caused by a failure to pay principal when due. The Company was in compliance as of June 30, 2013 with the restrictive covenants of the indenture governing the Notes.
Senior Credit Facility. On May 30, 2012, the Company entered into a senior credit facility, which provides for aggregate revolving credit borrowings of up to $20.0 million (including $15.0 million available for letters of credit) maturing on May 30, 2017. The senior credit facility also provides for incremental borrowing increases of up to $25.0 million, in the aggregate. At June 30, 2013, there were no outstanding borrowings under the senior credit facility.
Under the senior credit facility (all terms not otherwise defined herein are defined in the Company's senior credit facility), the Company has deposited $20.0 million in an account with the Administrative Agent as collateral for the senior credit facility until the date on which its Adjusted Leverage Ratio is less than 6.00x for two consecutive fiscal quarters (the “Cash Collateral Release Date"). This amount is classified as restricted cash on the Company's consolidated balance sheet as of June 30, 2013.
Prior to the Cash Collateral Release Date, revolving credit borrowings under the senior credit facility bear interest at a rate per annum, at the Company’s option, of:
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
After reserving $5.4 million for letters of credit issued under the senior credit facility for workers’ compensation and other insurance policies, $14.6 million was available for revolving credit borrowings under the senior credit facility at June 30, 2013.
8. Income Taxes
The benefit for income taxes for the three and six months ended June 30, 2013 and July 1, 2012 was comprised of the following:

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Current	$—	$1,214	$(13)	$(76)
Deferred	(1,687)	(3,897)	(6,970)	(2,099)
	$(1,687)	$(2,683)	$(6,983)	$(2,175)
The benefit for income taxes for the three and six months ended June 30, 2013 was derived using an estimated effective annual income tax rate for all of 2013 of 40.6%, which excluded any discrete tax adjustments. In January 2013, the United States Congress authorized, and the President signed into law, certain federal tax credits that will be reflected in the Company's Federal tax return for 2012. However, since the law was enacted in 2013, the financial statement benefit of such credits totaling $1.0 million was recorded in the first quarter of 2013 and is included in the benefit for income taxes in the consolidated statement of operations and comprehensive loss for the six months ended June 30, 2013. Other discrete tax adjustments decreased the benefit for income taxes by $0.4 million in both the three and six months ended June 30, 2013.
The benefit for income taxes for the three and six months ended July 1, 2012 was derived using an estimated effective annual income tax rate for all of 2012 of 42.9%, which excluded any discrete tax adjustments. Discrete tax adjustments decreased the benefit for income taxes by $0.3 million in both the three and six months ended July 1, 2012.
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
Based on the assessment described above, the Company has provided a valuation allowance at June 30, 2013 on all of the deferred income tax assets for certain state net operating loss carryforwards. If the Company determines that it is more likely than not that it will realize these deferred tax assets in the future, the Company will make an adjustment to the valuation allowance at that time.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2013 and December 30, 2012, the Company had no unrecognized tax benefits and no accrued interest related to uncertain tax positions.
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
9. Other Liabilities, Long-Term
Other liabilities, long-term, at June 30, 2013 and December 30, 2012 consisted of the following:

	June 30, 2013	December 30, 2012
Accrued occupancy costs	$7,348	$5,591
Accrued workers’ compensation and general liability claims	1,863	2,025
Deferred compensation	332	282
Long-term obligation to BKC for right of first refusal	2,034	2,393
Other	2,905	2,282
	$14,482	$12,573
Accrued occupancy costs include obligations pertaining to closed restaurant locations, of which $1.2 million is included in long-term accrued occupancy costs above at June 30, 2013, with the remainder in other current liabilities, contingent rent and accruals to expense operating lease rental payments on a straight-line basis over the lease term.
The following table presents the activity in the closed-restaurant reserve for the six months ended June 30, 2013:

Balance, December 30, 2012	$—
Provisions for restaurant closures	1,607
Payments, net	(27)
Balance, June 30, 2013	$1,580
10. Commitments and Contingencies
Lease Guarantees. As of June 30, 2013, the Company is a guarantor under 37 Fiesta restaurant property leases, with lease terms expiring on various dates through 2030, and is the primary lessee on five Pollo Tropical restaurant property leases, which it subleases to Fiesta. The Company is fully liable for all obligations under the terms of the leases in the event that Fiesta fails to pay any sums due under the lease, subject to indemnification provisions of the Separation and Distribution Agreement.
The maximum potential liability for future rental payments the Company could be required to make under these leases at June 30, 2013 was $53.5 million. The obligations under these leases will generally continue to decrease over time as these operating leases expire. The Company has not made any payments to date and no payments are expected to be required to be made in the future. The Company has not recorded a liability for those guarantees in accordance with ASC 460 - Guarantees as Fiesta has indemnified the Company for all such obligations and the Company did not believe it was probable it would be required to perform under any of the guarantees or direct obligations.
Litigation. The Company is a party to various litigation matters that arise in the ordinary course of business. The Company does not believe that the outcome of any of these matters will have a material adverse effect on its consolidated financial statements.
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
In addition to the initial franchise fee, the Company generally pays BKC a monthly royalty for both new restaurants and for successor franchise agreements at a rate of 4.5% of sales. Royalty expense was $7.3 million and $5.1 million in the three months ended June 30, 2013 and July 1, 2012 and $13.6 million and $8.5 million in the six months ended June 30, 2013 and July 1, 2012, respectively.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars except share and per share amounts)

The Company is also generally required to contribute 4% of restaurant sales from our Burger King restaurants to an advertising fund utilized by BKC for its advertising, promotional programs and public relations activities, and additional amounts for participation in local advertising campaigns in markets that approve such additional spending. Advertising expense associated with these expenditures was $7.8 million and $4.6 million in the three months ended June 30, 2013 and July 1, 2012, respectively, and $14.7 million and $7.3 million in the six months ended June 30, 2013 and July 1, 2012, respectively.
As of June 30, 2013, the Company leased 297 of its restaurant locations from BKC. For 196 of the restaurants, the terms and conditions of the lease with BKC are identical to those between BKC and the third-party lessor. Aggregate rent under these BKC leases in the three months ended June 30, 2013 and July 1, 2012 was $6.8 million and $2.6 million, respectively, and $13.4 million and $3.1 million in the six months ended June 30, 2013 and July 1, 2012, respectively. The Company believes the related party lease terms have not been significantly affected by the fact that the Company and BKC are deemed to be related parties.
As of June 30, 2013, the Company owed BKC $2.7 million associated with its purchase of the right of first refusal related to the acquisition of BKC restaurants and $4.4 million related to the payment of advertising, royalties and rent, which are remitted on a monthly basis.
12. Other Income
In the six months ended June 30, 2013, the Company recorded a gain of $0.2 million related to business interruption insurance recoveries from a restaurant fire.
13. Net Loss per Share
The Company applies the two-class method to calculate and present net loss per share. The Company's non-vested share awards and convertible Preferred Stock issued to BKC contain non-forfeitable rights to dividends and are considered participating securities for purposes of computing net loss per share pursuant to the two-class method. Under the two-class method, net earnings are reduced by the amount of dividends declared (whether paid or unpaid) and the remaining undistributed earnings are then allocated to common stock and participating securities, based on their respective rights to receive dividends.
Basic net loss per share is computed by dividing consolidated net income available to common shareholders by the weighted average number of shares of common stock outstanding for the reporting period. Diluted net loss per share reflects additional shares of common stock outstanding, where applicable, calculated using the treasury stock method or the two-class method.
The following table sets forth the calculation of basic and diluted net loss per share:

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Basic and diluted net loss per share:
Net loss from continuing operations	$(3,496)	$(779)	$(8,695)	$(3,682)
Net loss from discontinued operations	$—	$668	$—	$44
Basic and diluted weighted average common shares outstanding	22,899,092	22,742,257	22,883,993	22,413,285
Basic and diluted net loss per share from continuing operations	$(0.15)	$(0.03)	$(0.38)	$(0.16)
Basic and diluted net income per share from discontinued operations	$—	$0.03	$—	$—
Common shares excluded from diluted net loss per share computation (1)	10,188,058	9,849,490	10,188,058	9,849,490

(1)	Shares subject to preferred stock, stock options and non-vested shares were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive.

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Throughout this Quarterly Report on Form 10-Q, we refer to Carrols Restaurant Group, Inc. as “Carrols Restaurant Group” and, together with its consolidated subsidiaries, as “we”, “our” and “us” unless otherwise indicated or the context otherwise requires. Any reference to “Carrols” refers to our wholly-owned subsidiary, Carrols Corporation, a Delaware corporation, and its consolidated subsidiaries, unless otherwise indicated or the context otherwise requires. Any reference to "Carrols LLC" refers to Carrols' wholly-owned subsidiary, Carrols LLC, a Delaware limited liability company.
We use a 52-53 week fiscal year ending on the Sunday closest to December 31. The fiscal years ended December 30, 2012 and January 1, 2012 each contained 52 weeks and the three and six months ended June 30, 2013 and July 1, 2012 each contained thirteen and 26 weeks, respectively.
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
Operating Results from Continuing Operations—an analysis of our results of operations for the three and six months ended June 30, 2013 compared to the three and six months ended July 1, 2012 including a review of material items and known trends and uncertainties.
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
Company Overview
We are one of the largest restaurant companies in the United States and have been operating restaurants for more than 50 years. We are the largest Burger King ® franchisee in the world and have operated Burger King restaurants since 1976. As of June 30, 2013, we operated 566 Burger King restaurants in 13 Northeastern, Midwestern and Southeastern states. On May 30, 2012, we acquired (the "acquisition") 278 restaurants from Burger King Corporation ("BKC"), which we refer to as the "acquired restaurants". Our restaurants operated prior to the acquisition are referred to as our "legacy restaurants". Our former indirect wholly-owned subsidiary, Fiesta Restaurant Group, Inc., which we refer to as "Fiesta”, was spun off by us to our stockholders on May 7, 2012. The results of operations and cash flows of Fiesta are presented as discontinued operations in our consolidated financial statements for all periods presented. The discussion in our MD&A is focused on our continuing Burger King restaurant operations.
The following is an overview of the key financial measures discussed in our results of operations:

•
Restaurant sales consist of food and beverage sales, net of discounts, at our restaurants. Restaurant sales are influenced by customer traffic, menu price increases, promotions, new restaurant openings and closures of restaurants. New restaurants are included in comparable restaurant sales after they have been open for 12 months. Sales from the acquired restaurants are excluded from changes in our comparable restaurant sales in the second quarter of 2013 as they were not operated by us for the entire second quarter of 2012. For comparative purposes, the calculation of the changes in comparable restaurant sales is based on a 52-week year.

•
Cost of sales consists of food, paper and beverage costs including packaging costs, less purchase discounts. Cost of sales is generally influenced by changes in commodity costs, the mix of items sold and the effectiveness of our restaurant-level controls to manage food and paper costs.

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

•	Advertising expense includes all marketing and promotional expenses including advertising payments to BKC based on a percentage of sales as required under our franchise agreements.

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

•
EBITDA and Adjusted EBITDA. EBITDA and Adjusted EBITDA are non-GAAP financial measures. EBITDA represents net income or loss from continuing operations, before income taxes, interest expense and depreciation and amortization. Adjusted EBITDA represents EBITDA as adjusted to exclude impairment and other lease charges, acquisition and integration costs, EEOC litigation and settlement costs, stock compensation expense and loss on extinguishment of debt. We exclude these items from EBITDA when evaluating our operating performance and believe that Adjusted EBITDA provides a more meaningful comparison than EBITDA of our core business operating results, as well as with those of other similar companies that may have different capital structures. Management believes that EBITDA and Adjusted EBITDA, when viewed with our results of operations calculated in accordance with GAAP and our reconciliation of Adjusted EBITDA to net loss from continuing operations, provide useful information about our operating performance and period-over-period growth, and provide additional information that is useful for evaluating the operating performance of our core business without regard to potential distortions. Additionally, management believes that EBITDA and Adjusted EBITDA permit investors to gain an understanding of the factors and trends affecting our ongoing cash earnings, from which capital investments are made and debt is serviced. However, EBITDA and Adjusted EBITDA are not measures of financial performance or liquidity under GAAP and, accordingly, should not be considered as alternatives to net loss from continuing operations or cash flow from operating activities as indicators of operating performance or liquidity. Also, these measures may not be comparable to similarly titled captions of other companies. For a reconciliation between net loss from continuing operations and EBITDA and Adjusted EBITDA see page 22.

EBITDA and Adjusted EBITDA have important limitations as analytical tools. These limitations include the following:

•	EBITDA and Adjusted EBITDA do not reflect our capital expenditures, future requirements for capital expenditures or contractual commitments to purchase capital equipment;

•	EBITDA and Adjusted EBITDA do not reflect the interest expense or the cash requirements necessary to service principal or interest payments on our debt;

•
Although depreciation and amortization are non-cash charges, the assets that we currently depreciate and amortize will likely have to be replaced in the future, and EBITDA and Adjusted EBITDA do not reflect the cash required to fund such replacements; and

•
EBITDA and Adjusted EBITDA do not reflect the effect of earnings or charges resulting from matters that our management does not consider to be indicative of our ongoing operations.  However, some of these charges (such as impairment and other lease charges) have recurred and may reoccur.

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

•
Interest expense consists primarily of interest expense associated with our 11.25% Senior Secured Second Lien Notes due 2018 (the "Notes"), borrowings under our prior Carrols LLC senior secured credit facility and the amortization of deferred financing costs. There have been no borrowings under our existing senior credit facility in 2013.

Recent and Future Events Affecting our Results of Operations
Acquisition of Burger King Restaurants

On May 30, 2012, we completed the acquisition of 278 restaurants from BKC, for a purchase price consisting of (i) a 28.9% equity ownership interest, (ii) a net cash purchase price of $12.1 million and (iii) additional consideration of $4.3 million including $3.6 million for BKC’s assignment of its right of first refusal ("ROFR") on franchisee restaurant transfers in 20 states pursuant to an operating agreement dated May 30, 2012 (the "operating agreement"). The amount for the ROFR is payable in quarterly payments over five years. We also entered into new franchise agreements pursuant to the purchase and operating agreements and entered into leases with BKC for all of the acquired restaurants, including leases for 81 restaurants owned in fee by BKC and subleases for 197 restaurants under terms substantially the same as BKC’s underlying leases for those properties. Pursuant to the operating agreement, we also agreed to remodel 455 Burger King restaurants to BKC’s 20/20 restaurant image by 2015. As of June 30, 2013, we had completed remodeling a total of 161 restaurants to the 20/20 restaurant image, including 71 restaurants in the first six months of 2013. We currently anticipate remodeling an additional 30 to 40 restaurants in 2013.
In the fourth quarter of 2012, the Company finalized its allocation of the purchase price for this acquisition to the tangible and identifiable intangible assets acquired and liabilities assumed in the transaction. The impact of these adjustments included a reduction of rent expense of $47,000 and a reduction of depreciation expense of $0.2 million pertaining to the second quarter of 2012. The prior year periods presented in our accompanying unaudited consolidated financial statements have been recast to reflect the impact of the fair value adjustments for the acquisition as if they had originally been recorded on May 30, 2012.
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
The historical operating results of Fiesta are included in our operating results as discontinued operations.
Amounts earned by Carrols under the Transition Services Agreement were $1.1 million and $2.4 million in the three and six months ended June 30, 2013, respectively, and $1.0 million in the three months ended July 1, 2012. Amounts earned are currently expected to range from $4.0 million to $4.2 million for all of 2013. As Fiesta terminates services provided by us under the Transition Services Agreement in the future, amounts earned for these services will decrease.
Future Restaurant Closures
We evaluate the performance of our restaurants on an ongoing basis including an assessment of the current and future operating results of the restaurant in relation to its cash flow and future occupancy costs, and with regard to franchise agreement renewals, the cost of required capital improvements. We may elect to close restaurants based on these evaluations. In 2012, we closed four restaurants. In the first six months of 2013 we have closed six restaurants, including five in the second quarter of 2013. We currently anticipate that we will close three additional restaurants in 2013, excluding any restaurants relocated within their market area. We also currently anticipate closing 18 to 20 additional restaurants in 2014. Our determination of whether to close restaurants in the future is subject to further evaluation and may change.
In the second quarter of 2013 we closed four underperforming restaurants prior to the expiration of their contractual lease term and reserved $1.6 million for estimated future rent payments and other lease related expenses. EBITDA for the four closed restaurants was approximately negative $0.7 million for the twelve months ended June 30, 2013. We may incur lease charges in the future from additional closures of underperforming restaurants, however we believe the impact of these closures will likely be accretive to our future EBITDA.
We do not believe that the future impact on our consolidated results of operations due to restaurant closures at the end of their respective franchise agreements will be material, although there can be no assurance in this regard.
Health Care Reform
The Patient Protection and Affordable Care Act (the “Act”) requires businesses employing fifty or more full-time equivalent employees to offer health care benefits to those full-time employees beginning in January 2015, or be subject to an annual penalty. Those benefits must be provided under a health care plan which provides a certain minimum scope of health care services. The Act also limits the portion of the cost of the benefits which we can require employees to pay.
We are continuing to assess the financial impact of the Act including the provision beginning in 2015 to offer health insurance to our hourly employees who work an average of 30 hours or more per week. Based on our analyses to date and our plan to prospectively address aspects of this provision operationally, we currently estimate that our cost for the health care coverage for our qualifying hourly employees would not exceed $3.0 million on an annual basis if all our eligible hourly employees elect coverage. Given the estimated annual premium cost our eligible hourly employees would incur in comparison to the annual financial penalty they would pay if they do not elect our health care coverage, we estimate our additional annual health care costs could range from $0.5 million to $1.0 million; however there can be no assurance in this regard.

Operating Results from Continuing Operations
Three Months Ended June 30, 2013 Compared to Three Months Ended July 1, 2012
The following table sets forth, for the three months ended June 30, 2013 and July 1, 2012, selected operating results from continuing operations as a percentage of restaurant sales for all of our restaurants and our legacy restaurants and, for the three months ended June 30, 2013, the acquired restaurants:

	Three Months Ended
	June 30, 2013	July 1, 2012
Costs and expenses (all restaurants):
Cost of sales	30.5%	31.8%
Restaurant wages and related expenses	30.9%	30.7%
Restaurant rent expense	6.8%	6.5%
Other restaurant operating expenses	15.9%	14.9%
Advertising expense	4.6%	3.8%
General and administrative	5.5%	6.6%

Costs and expenses (legacy restaurants):
Cost of sales	29.8%	31.1%
Restaurant wages and related expenses	29.9%	30.2%
Restaurant rent expense	6.0%	6.1%
Other restaurant operating expenses	14.8%	14.5%
Advertising expense	4.4%	3.7%

Costs and expenses (acquired restaurants):
Cost of sales	31.3%
Restaurant wages and related expenses	32.1%
Restaurant rent expense	7.8%
Other restaurant operating expenses	17.2%
Advertising expense	4.8%
Since the beginning of the second quarter of 2012 through the end of the second quarter of 2013, we have closed nine restaurants. On May 30, 2012 we acquired 278 restaurants from BKC.
Restaurant Sales. Total restaurant sales in the second quarter of 2013 increased 42.1% to $173.5 million from $122.1 million in the second quarter of 2012. Restaurant sales in the second quarter of 2013 for the acquired restaurants were $78.2 million compared to $27.5 million in the second quarter of 2012. Comparable restaurant sales for our legacy restaurants increased 1.4% from a 1.0% increase in average check, due primarily to a shift in sales mix compared to the prior year, and an increase in customer traffic of 0.4%. The comparable sales increases were partially offset by the closure of nine restaurants since the beginning of the second quarter of 2012. The effect of menu price increases in the second quarter of 2013 was negligible.
Operating Costs and Expenses (percentages stated as a percentage of restaurant sales for the restaurants being discussed). Cost of sales for all restaurants decreased to 30.5% in the second quarter of 2013 from 31.8% in the second quarter of 2012. Cost of sales at our legacy restaurants decreased to 29.8% in the second quarter of 2013 from 31.1% in the second quarter of 2012 due primarily to a favorable sales mix compared to the second quarter of 2012 and cost savings from recipe modifications for certain sandwiches late in the second quarter of 2012, partially offset by higher promotional sales discounts (0.6%). Cost of sales at our acquired restaurants decreased to 31.3% in the second quarter of 2013 from 33.0% in the first quarter of 2013 due to improvement in restaurant-level food and cash controls and higher vendor rebates. The 1.5% cost of sales differential between our legacy and acquired restaurants in the second quarter of 2013 represented a reduction from the 3.4% cost of sales differential in the first quarter of 2013.
Restaurant wages and related expenses for all restaurants increased to 30.9% in the second quarter of 2013 from 30.7% in the second quarter of 2012. Restaurant wages and related expenses for our legacy restaurants decreased to 29.9% in the second quarter of 2013 from 30.2% in the second quarter of 2012 due primarily to the effect of higher sales volumes on fixed labor costs. Restaurant wages and related expenses for our acquired restaurants were 32.1% in the second quarter of 2013, representing a 1.0%

decrease from 33.1% in the first quarter of 2013 due to leveraging fixed labor costs on higher sales volumes in the second quarter of 2013 compared to the first quarter and increased productive labor efficiencies.
Other restaurant operating expenses for all restaurants increased to 15.9% in the second quarter of 2013 from 14.9% in the second quarter of 2012 due primarily to higher repairs and maintenance expenses at both our acquired and legacy restaurants (0.5%), higher credit card fees (0.1%) and the effect of fixed operating costs on lower sales volumes at the acquired restaurants compared to our legacy restaurants.
Advertising expense for all restaurants increased to 4.6% in the second quarter of 2013 from 3.8% in the second quarter of 2012 due primarily to higher spending for additional local advertising in a number of markets. Advertising expense as a percentage of sales is lower at our legacy restaurants compared to our acquired restaurants due to advertising credits received from BKC that are associated with 2012 menu enhancement initiatives and our installation of digital menu boards. These expenditures at the acquired restaurants were made prior to the acquisition.
Restaurant rent expense for all restaurants increased to 6.8% in the second quarter of 2013 from 6.5% in the second quarter of 2012 due primarily to rent associated with the acquired restaurants which, as a percentage of restaurant sales, was 7.8% during the second quarter of 2013 reflecting the lower sales volumes at the acquired restaurants. Rent expense for our legacy restaurants decreased to 6.0% in the second quarter of 2013 from 6.1% in the second quarter of 2012.
General and Administrative Expenses. General and administrative expenses increased $1.4 million in the second quarter of 2013 to $9.5 million however, as a percentage of total restaurant sales, decreased to 5.5% compared to 6.6% in the second quarter of 2012. The increase in general and administrative expenses was due primarily to costs for operational oversight and training, and, to a lesser extent, corporate support for the acquired restaurants of $1.5 million. Legal and professional fees were also higher in the second quarter of 2012 due to costs incurred in connection with the acquisition and our litigation with the EEOC which was settled in the first quarter of 2013.
Adjusted EBITDA. As a result of the factors above, Adjusted EBITDA increased to $10.4 million in the second quarter of 2013 from $8.6 million in the second quarter of 2012. For a reconciliation between net loss from continuing operations and EBITDA and Adjusted EBITDA see page 22.
Depreciation and Amortization Expense. Depreciation and amortization expense increased to $8.4 million in the second quarter of 2013 from $6.1 million in the second quarter of 2012 due primarily to the addition of the acquired restaurants and our remodeling initiatives in 2012 and 2013.
Impairment and Other Lease Charges. Impairment and other lease charges were $2.2 million in the second quarter of 2013 and were comprised of $1.6 million of estimated future rent payments and other lease related charges due to the closure of four underperforming restaurants prior to the expiration of their contractual lease term, $0.3 million of impairment charges associated with four underperforming restaurants and $0.3 million of impairment charges associated with capital expenditures at previously impaired restaurants. EBITDA for the four closed restaurants was approximately negative $0.7 million for the twelve months ended June 30, 2013.
Interest Expense. Interest expense increased to $4.7 million in the second quarter of 2013 from $2.6 million in the second quarter of 2012 due to our refinancing in the second quarter of 2012. The weighted average interest rate on our long-term debt, excluding lease financing obligations, increased to 11.25% in the second quarter of 2013 from 8.2% in the second quarter of 2012 due to the issuance of the Notes in the second quarter of 2012.
Benefit for Income Taxes. The benefit for income taxes for the second quarter of 2013 was derived using an estimated effective annual income tax rate for 2013 of 40.6%, which excluded discrete tax adjustments which reduced the benefit for income taxes by $0.4 million in the second quarter of 2013.
The benefit for income taxes for the second quarter of 2012 was derived using an estimated effective annual income tax rate for 2012 of 42.9%, which excluded discrete tax adjustments that reduced the benefit for income taxes $0.3 million in the second quarter of 2012.
Net Loss from Continuing Operations. As a result of the above, net loss from continuing operations for the second quarter of 2013 was $3.5 million, or $0.15 per diluted share, compared to net loss from continuing operations in the second quarter of 2012 of $0.8 million, or $0.03 per diluted share.

Six Months Ended June 30, 2013 Compared to Six Months Ended July 1, 2012
The following table sets forth, for the six months ended June 30, 2013 and July 1, 2012, selected operating results from continuing operations as a percentage of restaurant sales for all of our restaurants and our legacy restaurants and, for the six months ended June 30, 2013, the acquired restaurants:

	Six Months Ended
	June 30, 2013	July 1, 2012
Costs and expenses:
Cost of sales	30.8%	31.3%
Restaurant wages and related expenses	31.6%	31.5%
Restaurant rent expense	7.2%	6.6%
Other restaurant operating expenses	16.3%	15.4%
Advertising expense	4.6%	3.5%
General and administrative	5.6%	6.9%

Costs and expenses (legacy restaurants):
Cost of sales	29.7%	30.8%
Restaurant wages and related expenses	30.9%	31.3%
Restaurant rent expense	6.4%	6.4%
Other restaurant operating expenses	15.2%	15.2%
Advertising expense	4.3%	3.5%

Costs and expenses (acquired restaurants):
Cost of sales	32.1%
Restaurant wages and related expenses	32.6%
Restaurant rent expense	8.1%
Other restaurant operating expenses	17.6%
Advertising expense	4.8%
In addition to the 278 acquired restaurants, since the beginning of 2012 through the second quarter of 2013 we closed ten restaurants.
Restaurant Sales. Restaurant sales in the first six months of 2013 increased 58.8% to $329.7 million from $207.6 million in the first six months of 2012. Restaurant sales at the acquired restaurants were $148.6 million in the first six months of 2013 compared to $27.5 million in the first six months of 2012. Comparable restaurant sales for our legacy restaurants increased 1.2% in the first six months of 2013 from a 2.5% increase in average check, due primarily to a shift in sales mix compared to the prior year and the effect of menu price increases of 0.4% compared to the prior year. This was partially offset by a decrease in customer traffic of 1.3% and the closure of ten restaurants since the beginning of 2012.
Operating Costs and Expenses (percentages stated as a percentage of restaurant sales for the restaurants being discussed). Cost of sales for all restaurants decreased to 30.8% in the first six months of 2013 from 31.3% in the first six months of 2012. Cost of sales at our legacy restaurants decreased to 29.7% in the first six months of 2013 from 30.8% in the first six months of 2012 due primarily to a favorable sales mix compared to the first six months of 2012 and cost savings from recipe modifications for certain sandwiches late in the second quarter of 2012 and product cost reduction initiatives for other menu items, partially offset by higher promotional discounts (0.8%). Cost of sales for our acquired restaurants was 32.1% for the first six months of 2013 and was higher than our legacy restaurants due primarily to inefficiencies, shrinkage and higher waste.
Restaurant wages and related expenses for all restaurants increased to 31.6% in the first six months of 2013 from 31.5% in the first six months of 2012. Restaurant wages and related expenses for our legacy restaurants decreased to 30.9% in first six months of 2013 from 31.3% in the first six months of 2012 due to the effects higher sales volumes on fixed labor costs and lower medical claims costs. Restaurant wages and related expenses for our acquired restaurants was 32.6% in the first six months of 2013 and higher than our legacy restaurants due primarily to the effect of fixed labor costs on lower sales volumes relative to our legacy restaurants.

Other restaurant operating expenses for all restaurants increased to 16.3% in the first six months of 2013 from 15.4% in the first six months of 2012 due primarily to higher repairs and maintenance expenses (0.5%), higher credit card fees (0.1%) and the effect of fixed operating costs on lower sales volumes at the acquired restaurants compared to our legacy restaurants. Other restaurant operating expenses for our legacy restaurants was 15.2% in the first six months of 2013 as compared to 17.6% at the acquired restaurants.
Advertising expense for all restaurants increased to 4.6% in the first six months of 2013 from 3.5% in the first six months of 2012 due primarily to higher spending for additional local advertising in a number of markets. Advertising expense as a percentage of sales is lower at our legacy restaurants compared to our acquired restaurants due to advertising credits received from BKC that are associated with 2012 menu enhancement initiatives and our installation of digital menu boards. These expenditures at the acquired restaurants were made prior to the acquisition. For all of 2013 we anticipate advertising expense to range between 4.5% and 4.7% of restaurant sales.
Restaurant rent expense for all restaurants increased to 7.2% in the first six months of 2013 from 6.6% in the first six months of 2012 reflecting the lower sales volumes of the acquired restaurants. Rent expense associated with the acquired restaurants was 8.1% in the first six months of 2013 and rent expense for our legacy restaurants was 6.4% in the first six months of 2013 and 2012.
General and Administrative Expenses. General and administrative expenses increased $4.3 million in the first six months of 2013 to $18.6 million however, as a percentage of total restaurant sales, decreased to 5.6% from 6.9%. The increase in general and administrative expenses was due primarily to costs for the ongoing operational oversight and training, and, to a lesser extent, corporate support associated with the acquired restaurants of $3.6 million. The first six months of 2012 included higher legal costs due to the acquisition and our EEOC litigation which was settled in the first quarter of 2013. In addition, stock compensation expense was $0.3 million higher in the first six months of 2013 compared to the prior year period.
Adjusted EBITDA. As a result of the factors above Adjusted EBITDA increased to $13.7 million in the first six months of 2013 from $12.5 million in the first six months of 2012. Adjusted EBITDA in the first six months of 2012 excludes $1.2 million of integration costs and legal and other transaction costs related to the acquisition and a $1.5 million loss on extinguishment of debt related to our refinancing in the second quarter of 2012. For a reconciliation between net loss from continuing operations and EBITDA and Adjusted EBITDA see page 22.
Depreciation and Amortization. Depreciation and amortization expense increased to $16.5 million in the first six months of 2013 from $10.8 million in the first six months of 2012 due primarily to the addition of the acquired restaurants and our restaurant remodeling initiatives in 2013 and the second half of 2012.
Impairment and Other Lease Charges. Impairment and other lease charges were $2.8 million in the first six months of 2013 and were comprised of $1.6 million of estimated future rent payments and other lease related charges due to the closure of four underperforming restaurants, $0.7 million of impairment charges associated with underperforming restaurants and $0.5 million of impairment charges associated with capital expenditures at previously impaired restaurants.
Interest Expense. Total interest expense increased $5.9 million to $9.4 million in the first six months of 2013 due to the impact of our refinancing and issuance of the Notes in the second quarter of 2012 related to the acquisition. The weighted average interest rate on our long-term debt, excluding lease financing obligations, for the first six months of 2013 increased to 11.25% compared to 6.5% in the first six months of 2012 due to our refinancing in the second quarter of 2012.
Benefit for Income Taxes. The benefit for income taxes for the first six months of 2013 was derived using an estimated effective annual income tax rate for all of 2013 of 40.6%, which excludes any discrete tax adjustments. In January 2013, the United States Congress authorized, and the President signed into law, certain federal tax credits that will be reflected in our Federal tax return for 2012. However, since the law was enacted in 2013, the financial statement benefit of such credits totaling $1.0 million was recorded in the first quarter of 2013 and is included in the benefit for income taxes for the first six months of 2013. We also had other discrete tax adjustments which decreased the benefit for income taxes by $0.4 million in the first six months of 2013.
The benefit for income taxes for first six months of 2012 was derived using an estimated effective annual income tax rate for 2012 of 42.9%, which excluded discrete tax adjustments which reduced the benefit for income taxes $0.3 million in the first six months of 2012.
Net Loss from Continuing Operations. As a result of the foregoing, net loss from continuing operations was $8.7 million in the first six months of 2013, or $0.38 per diluted share, compared to a net loss from continuing operations of $3.7 million in the first six months of 2012, or $0.16 per diluted share.

A reconciliation of EBITDA and Adjusted EBITDA to net loss from continuing operations is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Net loss from continuing operations	$(3,496)	$(779)	$(8,695)	$(3,682)
Benefit for income taxes	(1,687)	(2,683)	(6,983)	(2,175)
Interest expense	4,711	2,646	9,422	3,561
Depreciation and amortization	8,391	6,149	16,454	10,842
EBITDA	7,919	5,333	10,198	8,546
Impairment and other lease charges	2,198	101	2,828	127
Acquisition and integration costs (1)	—	836	—	1,247
EEOC Litigation and settlement costs	—	674	85	769
Stock-based compensation expense	296	177	597	279
Loss on extinguishment of debt	—	1,509	—	1,509
Adjusted EBITDA	$10,413	$8,630	$13,708	$12,477

(1)	Acquisition and integration costs for the periods presented include legal and professional fees incurred in connection with the acquisition.
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
On May 30, 2012, Carrols Restaurant Group issued $150.0 million of Notes pursuant to an indenture dated as of May 30, 2012 governing such Notes. Proceeds from the issuance of the Notes were used to repay $64.8 million of borrowings under the prior Carrols LLC senior credit facility, to pay $12.1 million related to the acquisition of the acquired restaurants, to pay $4.5 million for fees and expenses related to the offering of the Notes paid at closing and to fund a $20.0 million cash collateral account required under our senior credit facility discussed below. The remainder of the proceeds of $48.6 million is being used together with operating cash flow and the senior credit facility, if utilized, to fund the restaurant remodeling obligations committed to in connection with the acquisition, and to fund payments to BKC for the ROFR assigned to us in the acquisition.
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
Operating Activities. Net cash provided from operating activities in the first six months of 2013 decreased $15.6 million to $2.7 million, compared to the first six months of 2012, due primarily to a decrease in cash from changes in the components of net working capital of $13.2 million and an increase in loss from continuing operations of $5.0 million, partially offset by a net increase in non-cash adjustments of $0.7 million pertaining to depreciation and amortization and the change in deferred income taxes.
Investing Activities. Net cash used for investing activities in the first six months of 2013 and 2012 was $27.3 million and $47.3 million, respectively. Capital expenditures are a large component of our investing activities and include: (1) new restaurant development, which may include the purchase of real estate; (2) restaurant remodeling, which includes the renovation or rebuilding of the interior and exterior of our existing restaurants, including expenditures associated with our commitment to BKC to remodel restaurants to the 20/20 image and franchise agreement renewals; (3) other restaurant capital expenditures, which include capital maintenance expenditures for the ongoing reinvestment and enhancement of our restaurants including expenditures to support BKC’s ongoing menu enhancement initiatives; and (4) corporate and restaurant information systems, including expenditures in 2013 for new point-of-sale software for our acquired restaurants.

The following table sets forth our capital expenditures for the periods presented (in thousands):

Six Months Ended June 30, 2013
New restaurant development	$29
Restaurant remodeling	22,141
Other restaurant capital expenditures (1)	4,032
Corporate and restaurant information systems	1,084
Total capital expenditures	$27,286

Six Months Ended July 1, 2012
New restaurant development	$—
Restaurant remodeling	6,556
Other restaurant capital expenditures (1)	2,015
Corporate and restaurant information systems	8,717
Total capital expenditures	$17,288
 _____________

1)
Excludes restaurant repair and maintenance expenses included in other restaurant operating expenses in our consolidated financial statements. For the six months ended June 30, 2013 and July 1, 2012, total restaurant repair and maintenance expenses were approximately $9.1 million and $4.6 million, respectively.

In 2013, we anticipate that total capital expenditures will range from $45 million to $50 million, although the actual amount of capital expenditures may differ from these estimates. Capital expenditures in 2013 are expected to include approximately $35 million to $40 million for remodeling a total of 100 to 110 restaurants in 2013 to the BKC 20/20 image standard, of which 71 were completed in the six months ended June 30, 2013, and capital restaurant maintenance expenditures of approximately $7 million.
Investing activities in 2012 included the deposit of $20.0 million in a restricted cash account in conjunction with our existing senior credit facility. Investing activities in 2012 also included net proceeds from a sale of a restaurant property of $2.1 million. The net proceeds from this sale were used to reduce outstanding borrowings under our prior Carrols LLC senior credit facility.
Financing Activities. Net cash used in financing activities in the first six months of 2013 was $0.5 million, primarily related to principal payments on capital leases.
Net cash provided by financing activities in the first six months of 2012 was $70.3 million, which included proceeds from the sale of the Notes discussed above, net of related fees and expenses, of $144.6 million. Total payments on the prior Carrols LLC senior credit facility, including amounts paid in connection with the issuance of the Notes, totaled $67.4 million in the first six months of 2012. Proceeds from stock option exercises and related income tax benefits, including tax benefits from the conversion of vested stock options to shares of our common stock, in connection with the Spin-off, in the in the first six months of 2012, were $1.1 million. Cash of Fiesta that was deconsolidated as a result of the Spin-off included in our 2012 financing activities was $5.5 million.
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

The indenture governing the Notes contains customary default provisions, including without limitation, a cross default provision pursuant to which it is an event of default under the Notes and the indenture governing the Notes if there is a default under any of our indebtedness having an outstanding principal amount of $15.0 million or more which results in the acceleration of such indebtedness prior to its stated maturity or is caused by a failure to pay principal when due. We were in compliance as of June 30, 2013 with the restrictive covenants of the indenture governing the Notes.
Senior Credit Facility. On May 30, 2012, we entered into a senior credit facility, which provides for aggregate revolving credit borrowings of up to $20.0 million (including $15.0 million available for letters of credit) maturing on May 30, 2017. The senior credit facility also provides for incremental borrowing increases of up to $25.0 million, in the aggregate. At June 30, 2013, there were no outstanding borrowings under the senior credit facility.

Under the senior credit facility (all terms not otherwise defined herein are defined in our senior credit facility), we have deposited $20.0 million in an account with the Administrative Agent as collateral for the senior credit facility until the date on which our Adjusted Leverage Ratio is less than 6.00x for two consecutive fiscal quarters (the “Cash Collateral Release Date"). This amount is classified as restricted cash on our consolidated balance sheet as of June 30, 2013.
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

After reserving $5.4 million for letters of credit issued under the senior credit facility for workers’ compensation and other insurance policies, $14.6 million was available for revolving credit borrowings under the senior credit facility at June 30, 2013.
Contractual Obligations
A table of our contractual obligations as of December 30, 2012 was included in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 30, 2012. There have been no significant changes to our contractual obligations during the six months ended June 30, 2013.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements other than our operating leases, which are primarily for our restaurant properties and not recorded on our consolidated balance sheet.
Inflation
The inflationary factors that have historically affected our results of operations include increases in food and paper costs, labor and other operating expenses, the cost of providing medical and prescription drug insurance to our employees and energy costs. Wages paid in our restaurants are impacted by changes in the Federal and state hourly minimum wage rates. Accordingly, changes in the Federal and state hourly minimum wage rates directly affect our labor costs. We typically attempt to offset the effect of inflation, at least in part, through periodic menu price increases and various cost reduction programs. However, no assurance can be given that we will be able to offset such inflationary cost increases in the future.
Application of Critical Accounting Policies
Our unaudited interim consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in the “Significant Accounting Policies” footnote in the notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2012. Critical accounting estimates are those that require application of management’s most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. There have been no material changes affecting our critical accounting policies previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 30, 2012. In the second quarter of 2013 we incurred $1.6 million of other lease charges associated with the closure of four restaurants. The following accounting policy will be applicable to future periods.
Accrued occupancy costs. We will make estimates of accrued occupancy costs pertaining to closed restaurant locations on an ongoing basis. Changes in accrued occupancy costs pertaining to closed restaurant locations will be included in Impairment and Other Lease Charges in our statements of operations. These estimates require assessment and continuous evaluation of a number of factors such as the remaining contractual period under our lease obligations, the amount of sublease income we are able to realize on a particular property and estimates of other costs such as property taxes. Differences between actual future events and prior estimates could result in adjustments to these accrued costs.
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
A 1% change in interest rates would have resulted in no change to interest expense for the three and six months ended June 30, 2013 and would have resulted in an increase or decrease in interest expense of approximately $0.1 million for both the three and six months ended July 1, 2012.
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

Evaluation of Disclosure Controls and Procedures. We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2013.
No change occurred in our internal control over financial reporting during the second quarter of 2013 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CARROLS RESTAURANT GROUP, INC.

Date: August 7, 2013	/s/ Daniel T. Accordino
(Signature)
Daniel T. Accordino Chief Executive Officer

Date: August 7, 2013	/s/ Paul R. Flanders
(Signature)
Paul R. Flanders Vice President – Chief Financial Officer and Treasurer