Form 10-Q
period 2013-09-29
CARROLS RESTAURANT GROUP, INC.
filed 2013-11-06
CIK 809248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 4, 2013, Carrols Restaurant Group, Inc. had 23,695,458 shares of its common stock, $.01 par value, outstanding.

CARROLS RESTAURANT GROUP, INC.
FORM 10-Q
QUARTER ENDED SEPTEMBER 29, 2013

PART I—FINANCIAL INFORMATION
ITEM 1—INTERIM CONSOLIDATED FINANCIAL STATEMENTS
CARROLS RESTAURANT GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands of dollars, except share and per share amounts)
(Unaudited)

	September 29, 2013	December 30, 2012
ASSETS
Current assets:
Cash	$13,317	$38,290
Trade and other receivables	4,238	6,418
Inventories	6,218	7,729
Prepaid rent	2,402	2,435
Prepaid expenses and other current assets	3,900	2,911
Refundable income taxes	4,521	43
Deferred income taxes	2,416	2,442
Total current assets	37,012	60,268
Restricted cash (Note 7)	20,000	20,000
Property and equipment, net of accumulated depreciation of $185,456 and $171,024, respectively	149,598	135,926
Franchise rights, net of accumulated amortization of $77,783 and $74,699, respectively (Note 6)	91,086	94,170
Goodwill (Note 6)	8,162	8,162
Franchise agreements, at cost less accumulated amortization of $6,278 and $7,188, respectively	12,869	12,993
Favorable leases, net of accumulated amortization of $418 and $183, respectively (Note 6)	3,052	3,287
Deferred financing fees	4,595	5,340
Deferred income taxes	5,789	2,222
Other assets	3,555	3,888
Total assets	$335,718	$346,256
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt (Note 7)	$1,116	$1,062
Accounts payable	13,709	20,075
Accrued interest	6,359	2,138
Accrued payroll, related taxes and benefits	16,582	15,223
Accrued real estate taxes	4,717	4,041
Other liabilities	11,853	10,251
Total current liabilities	54,336	52,790
Long-term debt, net of current portion (Note 7)	158,390	159,233
Lease financing obligations	1,199	1,197
Deferred income—sale-leaseback of real estate	17,274	18,623
Accrued postretirement benefits	2,518	2,622
Unfavorable leases, net of accumulated amortization of $1,161 and $508, respectively (Note 6)	8,392	9,045
Other liabilities (Note 9)	14,695	12,573
Total liabilities	256,804	256,083
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, par value $.01; authorized 20,000,000 shares, issued and outstanding—100 shares	—	—
Voting common stock, par value $.01; authorized—100,000,000 shares, issued—23,698,680 and 23,682,869 shares, respectively, and outstanding—23,046,437 and 22,748,241 shares, respectively	230	227
Additional paid-in capital	68,264	68,056
Retained earnings	9,905	21,362
Accumulated other comprehensive income	656	669
Treasury stock, at cost	(141)	(141)
Total stockholders’ equity	78,914	90,173
Total liabilities and stockholders’ equity	$335,718	$346,256

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
THREE AND NINE MONTHS ENDED SEPTEMBER 29, 2013 AND SEPTEMBER 30, 2012
(In thousands of dollars, except share and per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Restaurant sales	$168,312	$169,471	$497,969	$377,025
Costs and expenses:
Cost of sales	51,125	54,456	152,626	119,455
Restaurant wages and related expenses	52,395	53,494	156,727	118,808
Restaurant rent expense	11,779	12,209	35,357	25,824
Other restaurant operating expenses	26,973	28,820	80,756	60,684
Advertising expense	7,476	7,837	22,496	15,137
General and administrative (including stock-based compensation expense of $302, $309, $899 and $588, respectively)	8,740	9,331	27,342	23,611
Depreciation and amortization	8,536	7,695	24,990	18,537
Impairment and other lease charges (Note 5)	1,079	125	3,907	252
Other income (Note 12)	—	(236)	(185)	(236)
Total operating expenses	168,103	173,731	504,016	382,072
Income (loss) from operations	209	(4,260)	(6,047)	(5,047)
Interest expense	4,708	4,492	14,130	8,053
Loss on extinguishment of debt	—	—	—	1,509
Loss from continuing operations before income taxes	(4,499)	(8,752)	(20,177)	(14,609)
Benefit for income taxes (Note 8)	(1,737)	(2,412)	(8,720)	(4,587)
Net loss from continuing operations	(2,762)	(6,340)	(11,457)	(10,022)
Income (loss) from discontinued operations, net of tax (Note 3)	—	(2)	—	42
Net loss	$(2,762)	$(6,342)	$(11,457)	$(9,980)
Basic and diluted net loss per share (Note 13):
Continuing operations	$(0.12)	$(0.28)	$(0.50)	$(0.44)
Discontinued operations	—	$—	—	$—
Shares used in computing net loss per share:
Basic and diluted weighted average common shares outstanding	23,020,529	22,747,041	22,929,505	22,524,537
Other comprehensive loss, net of tax:
Net loss	$(2,762)	$(6,342)	$(11,457)	$(9,980)
Change in valuation of interest rate swap, net of tax of $42	—	—	—	68
Other	—	—	(13)	—
Comprehensive loss	$(2,762)	$(6,342)	$(11,470)	$(9,912)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 29, 2013 AND SEPTEMBER 30, 2012
(In thousands of dollars)
(Unaudited)

	Nine Months Ended
	September 29, 2013	September 30, 2012
Cash flows provided from operating activities of continuing operations:
Net loss	$(11,457)	$(9,980)
Income from discontinued operations	—	(42)
Adjustments to reconcile net loss to net cash provided from operating activities of continuing operations:
Loss on disposals of property and equipment	272	97
Stock-based compensation	899	588
Impairment and other lease charges	3,907	252
Depreciation and amortization	24,990	18,537
Amortization of deferred financing costs	752	526
Amortization of unearned income	(100)	—
Amortization of deferred gains from sale-leaseback transactions	(1,349)	(1,326)
Deferred income taxes	(4,438)	(4,201)
Change in refundable income taxes	(4,269)	(618)
Loss on extinguishment of debt	—	1,509
Changes in other operating assets and liabilities	6,975	18,347
Net cash provided from operating activities of continuing operations	16,182	23,689
Cash flows used for investing activities of continuing operations:
Capital expenditures:
New restaurant development	(582)	—
Restaurant remodeling	(31,574)	(10,618)
Other restaurant capital expenditures	(5,724)	(3,861)
Corporate and restaurant information systems	(2,478)	(9,232)
Total capital expenditures	(40,358)	(23,711)
Proceeds from sale-leaseback transactions	—	1,177
Proceeds from sales of restaurant properties	—	2,082
Acquisition of restaurants from BKC, net of cash acquired	—	(12,135)
Increase in restricted cash balance	—	(20,000)
Net cash used for investing activities of continuing operations	(40,358)	(52,587)
Cash flows provided from (used for) financing activities of continuing operations:
Proceeds from issuance of senior secured second lien notes	—	150,000
Cash of Fiesta Restaurant Group deconsolidated as a result of spin-off	—	(5,490)
Borrowings on prior revolving credit facilities	—	19,200
Repayments on prior revolving credit facilities	—	(23,200)
Repayments of term loans under prior credit facilities	—	(63,375)
Capital contribution to Fiesta Restaurant Group	—	(2,500)
Principal payments on capital leases	(789)	(330)
Excess tax benefits from stock-based compensation	—	825
Financing costs associated with issuance of debt	(8)	(5,931)
Proceeds from stock option exercises	—	295
Net cash provided from (used for) financing activities of continuing operations	(797)	69,494
Net increase (decrease) in cash from continuing operations	(24,973)	40,596
Net cash provided from operating activities of discontinued operations	—	3,835
Net cash used for investing activities of discontinued operations	—	(15,007)
Net cash provided from financing activities of discontinued operations	—	3,318
Net decrease in cash from discontinued operations	—	(7,854)
Net increase (decrease) in cash	(24,973)	32,742
Cash, beginning of period	38,290	24,661
Cash, end of period	$13,317	$57,403
Supplemental disclosures:
Interest paid on long-term debt	$8,567	$1,571
Interest paid on lease financing obligations	$78	$75
Accruals for capital expenditures	$1,425	$571
Income taxes refunded, net	$—	$4
Non-cash assets acquired	$858	$—
Capital lease obligations assumed in acquisition	$—	$10,870

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars except share and per share amounts)

1. Basis of Presentation
Business Description. At September 29, 2013 Carrols Restaurant Group, Inc. ("Carrols Restaurant Group") operated, as franchisee, 564 restaurants under the trade name “Burger King ®” in 13 Northeastern, Midwestern and Southeastern states. The Company operates its business as one operating and one reportable segment.
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
In the fourth quarter of 2012, the Company finalized its allocation of the purchase price for this acquisition to the tangible and identifiable intangible assets acquired and liabilities assumed in the transaction. The prior year periods presented in the accompanying unaudited consolidated financial statements have been recast to reflect the impact of the fair value adjustments for the acquisition as if they had originally been recorded on May 30, 2012. The impact of these adjustments for the three and nine months ended September 30, 2012 included a reduction of rent expense of $139  and $186, respectively, and a reduction of depreciation expense of $481 and $678, respectively. See Note 2—Acquisition for further information.
Spin-Off. On May 7, 2012, the Company completed the spin-off of Fiesta Restaurant Group, Inc. ("Fiesta"), a wholly-owned subsidiary of Carrols, through a pro-rata dividend to the stockholders of Carrols Restaurant Group of all of the outstanding shares of Fiesta's common stock (the "Spin-off"). As a result of the Spin-off, the results of operations and cash flows of Fiesta (including the Pollo Tropical and Taco Cabana segments) have been presented as discontinued operations for all periods presented. See Note 3—Discontinued Operations for further information.
Fiscal Year. The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. The fiscal year ended December 30, 2012 contained 52 weeks. The three and nine months ended September 29, 2013 and September 30, 2012 each contained thirteen and thirty-nine weeks, respectively.
Basis of Presentation. The accompanying unaudited consolidated financial statements for the three and nine months ended September 29, 2013 and September 30, 2012 have been prepared without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission and do not include certain of the information and the footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of such financial statements have been included. The results of operations for three and nine months ended September 29, 2013 and September 30, 2012 are not necessarily indicative of the results to be expected for the full year.
These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 30, 2012. The December 30, 2012 balance sheet data is derived from those audited financial statements.
Fair Value of Financial Instruments. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. In determining fair value, the accounting standards establish a three level hierarchy for inputs used in measuring fair value as follows: Level 1 inputs are quoted prices in active markets for identical assets or liabilities; Level 2 inputs are observable for the asset or liability, either directly or indirectly, including quoted prices in active markets for similar assets or liabilities; and Level 3 inputs are unobservable and reflect our own assumptions. Financial instruments include cash, accounts receivable, accounts payable, and long-term debt. The carrying amounts of cash, accounts receivable and accounts payable approximate fair value because of the short-term nature of these financial instruments. The fair value of the Carrols Restaurant Group 11.25% Senior Secured Second Lien Notes due 2018 is based on recent trading values, which is considered Level 2, and at September 29, 2013 was approximately $168.0 million. See Note 5 for a discussion of the fair value measurement of non-financial assets.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars except share and per share amounts)

Fair value measurements of non-financial assets and non-financial liabilities are primarily used in the impairment analysis of long-lived assets, goodwill and intangible assets. Long-lived assets and definite-lived intangible assets are measured at fair value on a nonrecurring basis using Level 3 inputs. As described in Note 5, the Company recorded long-lived asset impairment charges of $1.1 million and $2.3 million during the three and nine months ended September 29, 2013, respectively. Goodwill is reviewed annually for impairment on the last day of the fiscal year, or more frequently, if impairment indicators arise.
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

Proforma
Nine Months Ended
September 30, 2012
Restaurant sales	$502,449
Net loss from continuing operations	$(16,100)
Net loss per share from continuing operations, basic and diluted	$(0.71)
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
As a result of the Spin-off, the Company has no remaining Fiesta assets and liabilities as of December 30, 2012. The unaudited consolidated statements of operations and comprehensive loss and consolidated statements of cash flows present Fiesta’s businesses for the three and nine months ended September 30, 2012 as discontinued operations.
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
The following table details amounts associated with the Spin-off which have been reported in discontinued operations:

	Three Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2012
Revenues	$—	$175,364
Income (loss) from discontinued operations before income taxes	(107)	(851)
Net income (loss) from discontinued operations	$(2)	$42
In connection with the Spin-off, Carrols Restaurant Group and Carrols entered into several agreements with Fiesta that govern the Company’s post Spin-off relationship with Fiesta, including a Separation and Distribution Agreement, Tax Matters Agreement, Employee Matters Agreement and Transition Services Agreement. Amounts earned by Carrols under the Transition Services Agreement were $0.6 million and $3.0 million in the three and nine months ended September 29, 2013, respectively, and $1.5 million and $2.6 million in the three and nine months ended September 30, 2012.
4. Stock-Based Compensation
Stock-based compensation expense for the three and nine months ended September 29, 2013 was $0.3 million and $0.9 million, respectively, and for the three and nine months ended September 30, 2012 was $0.3 million and $0.6 million, respectively. As of September 29, 2013, the total unrecognized stock-based compensation expense relating to non-vested shares was approximately $2.9 million, which the Company expects to recognize over a remaining weighted average vesting period for non-vested shares of 2.2 years. The Company expects to record an additional $0.3 million as compensation expense for the remainder of 2013.
On July 15, 2013, the Company granted 19,000 non-vested shares to an officer of the Company. These shares vest and become non-forfeitable 25% per year and are being expensed over their four year vesting period.
A summary of all non-vested shares activity for the nine months ended September 29, 2013 was as follows:

	Shares	Weighted Average Grant Date Price
Nonvested at December 30, 2012	934,628	$7.84
Granted	31,867	6.20
Vested	(298,196)	8.49
Forfeited	(16,056)	10.14
Nonvested at September 29, 2013	652,243	$7.40
The fair value of the non-vested shares is based on the closing price on the date of grant, a Level 1 input. The weighted average grant date fair value for non-vested shares issued during the three months ended September 29, 2013 was $6.45.
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
The Company determined the fair value of restaurant equipment, for those restaurants reviewed for impairment, based on current economic conditions and the Company’s history of using these assets in the operation of its business. These fair value asset measurements rely on significant unobservable inputs and are considered Level 3 in the fair value hierarchy. The Level 3 assets measured at fair value associated with impairment charges recorded during the nine months ended September 29, 2013 totaled $0.6 million.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars except share and per share amounts)

 During the three months ended September 29, 2013, the Company recorded impairment charges of $1.1 million consisting of approximately $0.2 million of capital expenditures at previously impaired restaurants and $0.9 million related to initial impairment charges for six underperforming restaurants.
 During the nine months ended September 29, 2013, the Company recorded other lease charges of $1.6 million associated with the closure of four of the Company's restaurants in the second quarter of 2013, impairment charges of $2.3 million consisting of approximately $0.7 million of capital expenditures at previously impaired restaurants and $1.6 million related to initial impairment charges for sixteen underperforming restaurants.
6. Goodwill, Franchise Rights, Favorable and Unfavorable Leases
Goodwill. The Company is required to review goodwill for impairment annually, or more frequently, when events and circumstances indicate that the carrying amount may be impaired. If the determined fair value of goodwill is less than the related carrying amount, an impairment loss is recognized. The Company performs its annual impairment assessment as of the last day of its fiscal year and does not believe circumstances have changed since the last assessment date which would make it necessary to reassess its value. There were no goodwill impairment losses during the three and nine months ended September 29, 2013 or the year ended December 30, 2012.
Franchise Rights. Amounts allocated to franchise rights for each acquisition of Burger King restaurants are amortized using the straight-line method over the average remaining term of the acquired franchise agreements plus one twenty-year renewal period.
The Company assesses the potential impairment of franchise rights whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If an indicator of impairment exists, an estimate of the aggregate undiscounted cash flows from the acquired restaurants is compared to the respective carrying value of franchise rights for each acquisition. If an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value. No impairment charges were recorded related to the Company’s franchise rights for the three and nine months ended September 29, 2013 or the year ended December 30, 2012.
Amortization expense related to franchise rights was $1.0 million in both the three months ended September 29, 2013 and September 30, 2012 and $3.1 million and $2.7 million for the nine months ended September 29, 2013 and September 30, 2012, respectively. The Company estimates the annual amortization expense to be $4.1 million in 2013 and in each of the five succeeding years.
Favorable and Unfavorable Leases. Amounts allocated to favorable and unfavorable leases related to the acquisition of 278 Burger King restaurants on May 30, 2012 are being amortized using the straight-line method over the remaining terms of the underlying lease agreements as a net reduction of restaurant rent expense.
The net reduction of rent expense related to the amortization of favorable and unfavorable leases for the three and nine months ended September 29, 2013 was $140 and $418, respectively, and the Company expects the net reduction of rent expense from the amortization of favorable and unfavorable leases to be $557 in 2013, $546 in 2014, $528 in 2015, $449 in 2016, $439 in 2017 and $410 in 2018. The net reduction of rent expense related to the amortization of favorable and unfavorable leases was $139 and $186 for the three and nine months ended September 30, 2012, respectively.
7. Long-term Debt
Long-term debt at September 29, 2013 and December 30, 2012 consisted of the following:

	September 29, 2013	December 30, 2012
Collateralized:
Carrols Restaurant Group 11.25% Senior Secured Second Lien Notes	$150,000	$150,000
Capital leases	9,506	10,295
	159,506	160,295
Less: current portion	(1,116)	(1,062)
	$158,390	$159,233
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
The indenture governing the Notes contains customary default provisions, including without limitation, a cross default provision pursuant to which it is an event of default under the Notes and the indenture if there is a default under any indebtedness of the Company having an outstanding principal amount of $15.0 million or more which results in the acceleration of such indebtedness prior to its stated maturity or is caused by a failure to pay principal when due. The Company was in compliance as of September 29, 2013 with the restrictive covenants of the indenture governing the Notes.
Senior Credit Facility. On May 30, 2012, the Company entered into a senior credit facility, which provides for aggregate revolving credit borrowings of up to $20.0 million (including $15.0 million available for letters of credit) maturing on May 30, 2017. The senior credit facility also provides for incremental borrowing increases of up to $25.0 million, in the aggregate. At September 29, 2013, there were no outstanding borrowings under the senior credit facility.
Under the senior credit facility (all terms not otherwise defined herein are defined in the Company's senior credit facility), the Company has deposited $20.0 million in an account with the Administrative Agent as collateral for the senior credit facility until the date on which its Adjusted Leverage Ratio is less than 6.00x for two consecutive fiscal quarters (the “Cash Collateral Release Date"). This amount is classified as restricted cash on the Company's consolidated balance sheet as of September 29, 2013.
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
After reserving $5.4 million for letters of credit issued under the senior credit facility for workers’ compensation and other insurance policies, $14.6 million was available for revolving credit borrowings under the senior credit facility at September 29, 2013.
8. Income Taxes
The benefit for income taxes for the three and nine months ended September 29, 2013 and September 30, 2012 was comprised of the following:

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Current	$(4,269)	$(310)	$(4,282)	$(386)
Deferred	2,532	(3,537)	(4,438)	(5,636)
Valuation allowance	—	1,435	—	1,435
	$(1,737)	$(2,412)	$(8,720)	$(4,587)
The benefit for income taxes for the three and nine months ended September 29, 2013 was derived using an estimated effective annual income tax rate for all of 2013 of 39.9%, which excluded any discrete tax adjustments. In January 2013, the United States Congress authorized, and the President signed into law, certain federal tax credits that were reflected in the Company's Federal tax return for 2012. However, since the law was enacted in 2013, the financial statement benefit of such credits totaling $1.0 million was recorded in the first quarter of 2013 and is included in the benefit for income taxes in the consolidated statement of operations and comprehensive loss for the nine months ended September 29, 2013. Other discrete tax adjustments increased the benefit for income taxes by $0.1 million in the three months ended September 29, 2013 and decreased the benefit for income taxes by $0.3 million in the nine months ended September 29, 2013.
The benefit for income taxes for the three and nine months ended September 30, 2012 was derived using an estimated effective annual income tax rate for all of 2012 of 41.9%, which excluded any discrete tax adjustments.
The Company is expecting it will have a federal net operating loss carryforward of approximately $23 million for 2013, which will expire in 2033. In addition, the Company has federal tax credit carryforwards of $3.4 million which expire beginning in 2031.
The Company is required to perform an assessment of positive and negative evidence regarding the realization of the net deferred income tax assets in accordance with ASC 740. As part of this process, the Company considers all available positive and negative evidence, including future reversals of existing temporary differences, projected future taxable income and recent financial operations, to determine whether, based on the weight of that evidence, a valuation allowance is needed for some portion or all of a net deferred income tax asset. Judgment is used in considering the relative impact of negative and positive evidence. In arriving at these judgments, the weight given to the potential effect of negative and positive evidence is commensurate with the extent to which such evidence can be objectively verified. In evaluating the objective evidence provided by historical results, the Company

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars except share and per share amounts)

considers (among other things) whether the past three years of pre-tax income from continuing operations would yield a cumulative loss position, as well as forecasts of expected operating results for the future years over the carryforward period. The Company has incurred losses in the past two fiscal years and expects to incur a loss for the 2013 fiscal year. This will be considered in the assessment of the realization of the federal net deferred tax assets that the Company expects to complete in the fourth quarter 2013.
In the third quarter of 2012, based on an assessment of the available positive and negative evidence, including the Company's historical results, the Company determined that there are uncertainties relative to its ability to utilize the deferred income tax assets associated with certain state net operating loss carryforwards. In recognition of these uncertainties, the Company provided a valuation allowance of $1.4 million on all of the deferred income tax assets as of September 30, 2012 for certain state net operating loss carryforwards, representing a charge to income tax expense during the third quarter of 2012. If the Company determines that it can realize these deferred tax assets in the future, the Company will make an adjustment to the valuation allowance at that time.
Other discrete tax adjustments increased the benefit for income taxes by $0.2 million in the three months ended September 30, 2012 and decreased the benefit for income taxes by $0.1 million in the nine months ended September 30, 2012.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of September 29, 2013 and December 30, 2012, the Company had no unrecognized tax benefits and no accrued interest related to uncertain tax positions.
In September 2013, the IRS issued final regulations affecting costs to acquire, produce, or improve tangible property and re-proposed regulations affecting dispositions of tangible property. The final regulations are effective for taxable years beginning on or after January 1, 2014. The Company has evaluated the final regulations and does not expect the adoption of the regulations to have a material impact on its consolidated financial statements.
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
9. Other Liabilities, Long-Term
Other liabilities, long-term, at September 29, 2013 and December 30, 2012 consisted of the following:

	September 29, 2013	December 30, 2012
Accrued occupancy costs	$7,594	$5,591
Accrued workers’ compensation and general liability claims	2,130	2,025
Deferred compensation	373	282
Long-term obligation to BKC for right of first refusal	1,850	2,393
Other	2,748	2,282
	$14,695	$12,573
Accrued occupancy costs above include obligations pertaining to closed restaurant locations of $1.1 million and accruals to expense operating lease rental payments on a straight-line basis over the lease term.
The following table presents the activity in the closed-restaurant reserve for the nine months ended September 29, 2013:

Balance, December 30, 2012	$—
Provisions for restaurant closures	1,607
Payments, net	(134)
Other adjustments, including the effect of discounting future obligations	52
Balance, September 29, 2013	$1,525
10. Commitments and Contingencies
Lease Guarantees. As of September 29, 2013, the Company is a guarantor under 36 Fiesta restaurant property leases, with lease terms expiring on various dates through 2030, and is the primary lessee on five Fiesta restaurant property leases, which it subleases to Fiesta. The Company is fully liable for all obligations under the terms of the leases in the event that Fiesta fails to

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars except share and per share amounts)

pay any sums due under the lease, subject to indemnification provisions of the Separation and Distribution Agreement entered into in connection with the Spin-off.
The maximum potential liability for future rental payments the Company could be required to make under these leases at September 29, 2013 was $50.9 million. The obligations under these leases will generally continue to decrease over time as these operating leases expire. The Company has not made any payments to date and no payments are expected to be required to be made in the future. The Company has not recorded a liability for those guarantees in accordance with ASC 460 - Guarantees as Fiesta has indemnified the Company for all such obligations and the Company did not believe it was probable it would be required to perform under any of the guarantees or direct obligations.
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
In addition to the initial franchise fee, the Company generally pays BKC a monthly royalty for both new restaurants and for successor franchise agreements at a rate of 4.5% of sales. Royalty expense was $7.1 million and $7.2 million in the three months ended September 29, 2013 and September 30, 2012, respectively, and $20.7 million and $15.8 million in the nine months ended September 29, 2013 and September 30, 2012, respectively.
The Company is also generally required to contribute 4% of restaurant sales from our Burger King restaurants to an advertising fund utilized by BKC for its advertising, promotional programs and public relations activities, and additional amounts for participation in local advertising campaigns in markets that approve such additional spending. Advertising expense associated with these expenditures was $7.3 million and $7.2 million in the three months ended September 29, 2013 and September 30, 2012, respectively, and $22.0 million and $14.4 million in the nine months ended September 29, 2013 and September 30, 2012, respectively.
As of September 29, 2013, the Company leased 296 of its restaurant locations from BKC. For 196 of the restaurants, the terms and conditions of the lease with BKC are identical to those between BKC and the third-party lessor. Aggregate rent under these BKC leases in the three months ended September 29, 2013 and September 30, 2012 was $6.6 million and $6.7 million, respectively, and $20.0 million and $9.7 million in the nine months ended September 29, 2013 and September 30, 2012, respectively. The Company believes the related party lease terms have not been significantly affected by the fact that the Company and BKC are deemed to be related parties.
As of September 29, 2013, the Company owed BKC $2.6 million associated with its purchase of the right of first refusal related to the acquisition of BKC restaurants and $3.8 million related to the monthly payment of advertising, royalties and rent.
12. Other Income
In the nine months ended September 29, 2013, the Company recorded a gain of $0.2 million related to business interruption insurance recoveries from a restaurant fire.
13. Net Loss per Share
The Company applies the two-class method to calculate and present net loss per share. The Company's non-vested share awards and convertible Preferred Stock issued to BKC contain non-forfeitable rights to dividends and are considered participating securities for purposes of computing net loss per share pursuant to the two-class method. Under the two-class method, net earnings are reduced by the amount of dividends declared (whether paid or unpaid) and the remaining undistributed earnings are then allocated to common stock and participating securities, based on their respective rights to receive dividends. However, as the Company has incurred net losses for the nine months ended September 29, 2013 and September 30, 2012, and as those losses are not allocated to the participating securities under the two-class method, such method is not applicable for the aforementioned interim reporting periods.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars except share and per share amounts)

Basic net loss per share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding for the reporting period. Diluted net loss per share reflects additional shares of common stock outstanding, where applicable, calculated using the treasury stock method or the two-class method.
The following table sets forth the calculation of basic and diluted net loss per share:

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Basic and diluted net loss per share:
Net loss from continuing operations	$(2,762)	$(6,340)	$(11,457)	$(10,022)
Net income (loss) from discontinued operations	$—	$(2)	$—	$42
Basic and diluted weighted average common shares outstanding	23,020,529	22,747,041	22,929,505	22,524,537
Basic and diluted net loss per share from continuing operations	$(0.12)	$(0.28)	$(0.50)	$(0.44)
Basic and diluted net income (loss) per share from discontinued operations	$—	$—	$—	$—
Common shares excluded from diluted net loss per share computation (1)	10,066,823	10,351,797	10,066,823	10,351,797

(1)	Shares subject to preferred stock, stock options and non-vested shares were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive.

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
We use a 52-53 week fiscal year ending on the Sunday closest to December 31. The fiscal years ended December 30, 2012 and January 1, 2012 each contained 52 weeks and the three and nine months ended September 29, 2013 and September 30, 2012 each contained thirteen and 39 weeks, respectively.
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
Operating Results from Continuing Operations—an analysis of our results of operations for the three and nine months ended September 29, 2013 compared to the three and nine months ended September 30, 2012 including a review of material items and known trends and uncertainties.
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
Company Overview
We are one of the largest restaurant companies in the United States and have been operating restaurants for more than 50 years. We are the largest Burger King ® franchisee in the world and have operated Burger King restaurants since 1976. As of September 29, 2013, we operated 564 Burger King restaurants in 13 Northeastern, Midwestern and Southeastern states. On May 30, 2012, we acquired (the "acquisition") 278 restaurants from Burger King Corporation ("BKC"), which we refer to as the "acquired restaurants". Our restaurants operated prior to the acquisition are referred to as our "legacy restaurants". Our former indirect wholly-owned subsidiary, Fiesta Restaurant Group, Inc., which we refer to as "Fiesta”, was spun off by us to our stockholders on May 7, 2012. The results of operations and cash flows of Fiesta are presented as discontinued operations in our consolidated financial statements for all periods presented. The discussion in our MD&A is focused on our continuing Burger King restaurant operations.
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

•
Restaurant wages and related expenses include all restaurant management and hourly productive labor costs and related benefits, employer payroll taxes and restaurant-level bonuses. Payroll and related benefits are subject to inflation, including minimum wage increases and increased costs for health insurance, including changes from the comprehensive federal health care reform law, workers’ compensation insurance and state unemployment insurance.

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

•
EBITDA and Adjusted EBITDA. EBITDA and Adjusted EBITDA are non-GAAP financial measures. EBITDA represents net income or loss from continuing operations before income taxes, interest expense and depreciation and amortization. Adjusted EBITDA represents EBITDA as adjusted to exclude impairment and other lease charges, acquisition and integration costs, EEOC litigation and settlement costs, stock compensation expense and loss on extinguishment of debt. We exclude these items from EBITDA when evaluating our operating performance and believe that Adjusted EBITDA provides a more meaningful comparison than EBITDA of our core business operating results, as well as with those of other similar companies that may have different capital structures. Management believes that EBITDA and Adjusted EBITDA, when viewed with our results of operations calculated in accordance with GAAP and our reconciliation of Adjusted EBITDA to net loss from continuing operations, provide useful information about our operating performance and period-over-period growth, and provide additional information that is useful for evaluating the operating performance of our core business without regard to potential distortions. Additionally, management believes that EBITDA and Adjusted EBITDA permit investors to gain an understanding of the factors and trends affecting our ongoing cash earnings, from which capital investments are made and debt is serviced. However, EBITDA and Adjusted EBITDA are not measures of financial performance or liquidity under GAAP and, accordingly, should not be considered as alternatives to net loss from continuing operations or cash flow from operating activities as indicators of operating performance or liquidity. Also, these measures may not be comparable to similarly titled captions of other companies. For a reconciliation between net loss from continuing operations and EBITDA and Adjusted EBITDA see page 23.

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
On May 30, 2012, we acquired 278 restaurants from BKC, for a purchase price consisting of (i) a 28.9% equity ownership interest, (ii) a net cash purchase price of $12.1 million and (iii) additional consideration of $4.3 million including $3.6 million for BKC’s assignment of its right of first refusal ("ROFR") on franchisee restaurant transfers in 20 states pursuant to an operating agreement dated May 30, 2012 (the "operating agreement"). The amount for the ROFR is payable in quarterly payments over five years. We also entered into new franchise agreements pursuant to the purchase and operating agreements and entered into leases with BKC for all of the acquired restaurants, including leases for 81 restaurants owned in fee by BKC and subleases for 197 restaurants under terms substantially the same as BKC’s underlying leases for those properties. Pursuant to the operating agreement, we also agreed to remodel 455 Burger King restaurants to BKC’s 20/20 restaurant image by 2015. As of September 29, 2013, we had completed remodeling a total of 183 restaurants to the 20/20 restaurant image, including 93 restaurants in the first nine months of 2013. We currently anticipate remodeling an additional 17 to 22 restaurants in the fourth quarter of 2013.
In the fourth quarter of 2012, the Company finalized its allocation of the purchase price for this acquisition to the tangible and identifiable intangible assets acquired and liabilities assumed in the transaction. The prior year periods presented in the accompanying unaudited consolidated financial statements have been recast to reflect the impact of the fair value adjustments for the acquisition as if they had originally been recorded on May 30, 2012. The impact of these adjustments for the three and nine months ended September 30, 2012 included a reduction of rent expense of $0.1 million and $0.2 million, respectively, and a reduction of depreciation expense of $0.5 million and $0.7 million, respectively.
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
Spin-off of Fiesta Restaurant Group, Inc.
On April 16, 2012, our board of directors approved the spin-off of Fiesta (the “Spin-off”), which through its subsidiaries, owns, operates and franchises the Pollo Tropical and Taco Cabana restaurant brands. In connection with the Spin-off, on April 24, 2012, we and Carrols entered into several agreements that govern our post Spin-off relationship with Fiesta, including a Separation and Distribution Agreement, Tax Matters Agreement, Employee Matters Agreement and Transition Services Agreement (“TSA”).
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
Amounts earned by Carrols under the TSA were $0.6 million and $3.0 million in the three and nine months ended September 29, 2013, respectively, and $1.5 million and $2.6 million in the three and nine months ended September 30, 2012. Amounts earned under the TSA are currently expected to range from $3.4 million to $3.6 million for all of 2013. Fiesta has terminated certain administrative services provided by us under the TSA during 2013. We currently anticipate the amounts to be earned under the TSA in 2014 to be minimal.
Future Restaurant Closures
We evaluate the performance of our restaurants on an ongoing basis including an assessment of the current and future operating results of the restaurant in relation to its cash flow and future occupancy costs, and with regard to franchise agreement renewals, the cost of required capital improvements. We may elect to close restaurants based on these evaluations.
In 2012, we closed four restaurants. In the first nine months of 2013 we have closed eight restaurants, including two in the third quarter of 2013 and four underperforming restaurants in the second quarter of 2013 prior to the expiration of their contractual lease term. We reserved $1.6 million for estimated future rent payments and other lease related expenses for these four locations. We may incur lease charges in the future from additional closures of underperforming restaurants, however we believe the impact of these closures will likely be accretive to our future EBITDA.
We currently anticipate that we will close two additional restaurants in 2013, excluding any restaurants relocated within their market area. We also currently anticipate closing approximately 18 to 20 additional restaurants in 2014. Our determination of whether to close restaurants in the future is subject to further evaluation and may change.
We do not believe that the future impact on our consolidated results of operations due to restaurant closures at the end of their respective franchise agreements will be material, although there can be no assurance in this regard.
Valuation of Deferred Income Tax Assets
We are expecting we will have a federal net operating loss carryforward of approximately $23 million for 2013, which will expire in 2033. In addition, we have federal tax credit carryforwards of $3.4 million which expire beginning in 2031.
We are required to perform an assessment of positive and negative evidence regarding the realization of the net deferred income tax assets in accordance with ASC 740. As part of this process, we consider all available positive and negative evidence, including future reversals of existing temporary differences, projected future taxable income and recent financial operations, to determine whether, based on the weight of that evidence, a valuation allowance is needed for some portion or all of a net deferred income tax asset. Judgment is used in considering the relative impact of negative and positive evidence. In arriving at these judgments, the weight given to the potential effect of negative and positive evidence is commensurate with the extent to which such evidence can be objectively verified. In evaluating the objective evidence provided by historical results, we consider (among other things) whether the past three years of pre-tax income from continuing operations would yield a cumulative loss position, as well as forecasts of expected operating results for the future years over the carryforward period. We have incurred losses in the past two fiscal years and expect to incur a loss for the 2013 fiscal year. This will be considered in the assessment of the realization of the federal net deferred tax assets that we expect to complete in the fourth quarter 2013.
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
We are continuing to assess the financial impact of the Act including the provision beginning in 2015 to offer health insurance to our hourly employees who work an average of 30 hours or more per week. Based on our analyses to date and our current activities addressing aspects of this provision operationally, we currently estimate that our cost for the health care coverage for our qualifying hourly employees would not exceed $3.0 million on an annual basis if all our eligible hourly employees elect coverage. Given the estimated annual premium cost our eligible hourly employees would incur in comparison to the annual financial penalty they would pay if they do not elect our health care coverage, we estimate our additional annual health care costs could range from $0.5 million to $1.0 million due solely to this provision; however there can be no assurance in this regard. For 2014, we currently anticipate additional fees due to the Act of $0.5 million associated with our current health care coverage of our employees.

Operating Results from Continuing Operations
Three Months Ended September 29, 2013 Compared to Three Months Ended September 30, 2012
The following table sets forth, for the three months ended September 29, 2013 and September 30, 2012, selected operating results from continuing operations as a percentage of restaurant sales for all of our restaurants and our legacy restaurants and, for the three months ended September 29, 2013, the acquired restaurants:

	Three Months Ended
	September 29, 2013	September 30, 2012
Costs and expenses (all restaurants):
Cost of sales	30.4%	32.1%
Restaurant wages and related expenses	31.1%	31.6%
Restaurant rent expense	7.0%	7.2%
Other restaurant operating expenses	16.0%	17.0%
Advertising expense	4.4%	4.6%
General and administrative	5.2%	5.5%

Costs and expenses (legacy restaurants):
Cost of sales	29.7%	30.0%
Restaurant wages and related expenses	29.9%	29.5%
Restaurant rent expense	6.0%	6.2%
Other restaurant operating expenses	14.9%	14.7%
Advertising expense	4.3%	4.4%

Costs and expenses (acquired restaurants):
Cost of sales	31.2%	34.8%
Restaurant wages and related expenses	32.6%	34.2%
Restaurant rent expense	8.2%	8.5%
Other restaurant operating expenses	17.4%	19.9%
Advertising expense	4.7%	5.0%
Since the beginning of the third quarter of 2012 through the end of the third quarter of 2013, we have closed ten restaurants.
Restaurant Sales. Total restaurant sales in the third quarter of 2013 decreased to $168.3 million from $169.5 million in the third quarter of 2012. Comparable restaurant sales for our legacy restaurants increased 0.6% due to a 1.6% increase in customer traffic partially offset by a decrease in average check, due primarily to a shift in sales mix compared to the prior year. Comparable restaurant sales at our acquired restaurants increased 0.2% from an increase in average check of 1.0% due to menu price increases, offset by a decrease in customer traffic. The comparable restaurant sales increases were offset by the closure of ten restaurants since the beginning of the third quarter of 2012.
Operating Costs and Expenses (percentages stated as a percentage of restaurant sales for the restaurants being discussed). Cost of sales for all restaurants decreased to 30.4% in the third quarter of 2013 from 32.1% in the third quarter of 2012. Cost of sales at our legacy restaurants decreased to 29.7% in the third quarter of 2013 from 30.0% in the third quarter of 2012 due primarily to a favorable sales mix and the effect of menu price increases, partially offset by higher promotional sales discounts (1.5%), higher beef costs and lower vendor rebates (0.4%). Cost of sales at our acquired restaurants decreased to 31.2% in the third quarter of 2013 from 34.8% in the third quarter of 2012 due to improvement in restaurant-level food and cash controls, the effect of menu price increases and a favorable sales mix, partially offset by higher promotional discounts and higher beef costs.
Restaurant wages and related expenses for all restaurants decreased to 31.1% in the third quarter of 2013 from 31.6% in the third quarter of 2012. Restaurant wages and related expenses for our legacy restaurants increased to 29.9% in the third quarter of 2013 from 29.5% in the third quarter of 2012 due primarily to higher workers compensation claims (0.4%). Restaurant wages and related expenses for our acquired restaurants decreased to 32.6% in the third quarter of 2013 from 34.2% in the third quarter of 2012, due to increased productive labor efficiencies (2.4%) partially offset by higher workers compensation claims (0.5%).

Other restaurant operating expenses for all restaurants decreased to 16.0% in the third quarter of 2013 from 17.0% in the third quarter of 2012 due primarily to lower repairs and maintenance expenses at our acquired restaurants (0.4%), lower utility costs (0.2%), lower cash handling costs (0.2%) and lower operating supplies.
Advertising expense for all restaurants decreased to 4.4% in the third quarter of 2013 from 4.6% in the third quarter of 2012 due primarily to lower spending for additional local advertising in certain markets and incentives received from BKC’s ITP program related to certain restaurant remodels. Advertising expense as a percentage of sales is lower at our legacy restaurants compared to our acquired restaurants due to advertising credits being received from BKC that are associated with 2012 menu enhancement initiatives and our installation of digital menu boards at our legacy restaurants. These expenditures at the acquired restaurants were made prior to the acquisition.
Restaurant rent expense for all restaurants decreased to 7.0% in the third quarter of 2013 from 7.2% in the third quarter of 2012 due in part to the closure of underperforming restaurants since the beginning of the third quarter of 2012 and lower contingent rental expense at our legacy restaurants.
General and Administrative Expenses. General and administrative expenses decreased $0.6 million in the third quarter of 2013 to $8.7 million and, as a percentage of total restaurant sales, decreased to 5.2% compared to 5.5% in the third quarter of 2012. The decrease in general and administrative expenses was due primarily to costs incurred in the third quarter of 2012 in connection with our litigation with the EEOC which was settled in the first quarter of 2013 partially offset by higher administrative bonus accruals and lower amounts earned under the TSA with Fiesta.
Adjusted EBITDA. As a result of the factors above, Adjusted EBITDA increased to $10.1 million in the third quarter of 2013 from $9.2 million in the third quarter of 2012. For a reconciliation between net loss from continuing operations and EBITDA and Adjusted EBITDA see page 23.
Depreciation and Amortization Expense. Depreciation and amortization expense increased to $8.5 million in the third quarter of 2013 from $7.7 million in the third quarter of 2012 due primarily to the addition of the acquired restaurants and our remodeling initiatives in late 2012 and 2013.
Impairment and Other Lease Charges. Impairment and other lease charges were $1.1 million in the third quarter of 2013 and were comprised of $0.9 million of initial impairment charges for six underperforming restaurants and $0.2 million of impairment charges associated with capital expenditures at previously impaired restaurants.
Interest Expense. Interest expense increased to $4.7 million in the third quarter of 2013 from $4.5 million in the third quarter of 2012. The weighted average interest rate on our long-term debt, excluding lease financing obligations, was 11.25% in both the third quarter of 2013 and the third quarter of 2012.
Benefit for Income Taxes. The benefit for income taxes for the third quarter of 2013 was derived using an estimated effective annual income tax rate for 2013 of 39.9%, which excluded discrete tax adjustments which increased the benefit for income taxes by $0.1 million in the third quarter of 2013.
The benefit for income taxes for the third quarter of 2012 was derived using an estimated effective annual income tax rate for 2012 of 41.9%, which excluded discrete tax adjustments. We also established in the third quarter of 2012 a valuation allowance of $1.4 million pertaining to all of the deferred income tax assets for certain state net operating loss carryforwards. Other discrete tax adjustments increased the benefit for income taxes by $0.2 million in the third quarter of 2012.
Net Loss from Continuing Operations. As a result of the above, net loss from continuing operations for the third quarter of 2013 was $2.8 million, or $0.12 per diluted share, compared to net loss from continuing operations in the third quarter of 2012 of $6.3 million, or $0.28 per diluted share.

Nine Months Ended September 29, 2013 Compared to Nine Months Ended September 30, 2012
The following table sets forth, for the nine months ended September 29, 2013 and September 30, 2012, selected operating results from continuing operations as a percentage of restaurant sales for all of our restaurants and our legacy restaurants and, for the nine months ended September 29, 2013, the acquired restaurants:

	Nine Months Ended
	September 29, 2013	September 30, 2012
Costs and expenses:
Cost of sales	30.6%	31.7%
Restaurant wages and related expenses	31.5%	31.5%
Restaurant rent expense	7.1%	6.8%
Other restaurant operating expenses	16.2%	16.1%
Advertising expense	4.5%	4.0%
General and administrative	5.5%	6.3%

Costs and expenses (legacy restaurants):
Cost of sales	29.7%	30.6%
Restaurant wages and related expenses	30.5%	30.7%
Restaurant rent expense	6.2%	6.3%
Other restaurant operating expenses	15.1%	15.0%
Advertising expense	4.3%	3.8%

Costs and expenses (acquired restaurants beginning May 30, 2012):
Cost of sales	31.8%	34.7%
Restaurant wages and related expenses	32.6%	33.7%
Restaurant rent expense	8.2%	8.3%
Other restaurant operating expenses	17.6%	19.0%
Advertising expense	4.8%	4.7%
In addition to the 278 acquired restaurants, since the beginning of 2012 through the end of the third quarter of 2013 we closed twelve restaurants.
Restaurant Sales. Restaurant sales in the first nine months of 2013 increased 32.1% to $498.0 million from $377.0 million in the first nine months of 2012. Restaurant sales at the acquired restaurants were $222.6 million in the first nine months of 2013 compared to $102.5 million from the acquisition date through the end of the third quarter of 2012. Comparable restaurant sales for our legacy restaurants increased 1.0% in the first nine months of 2013 due to a 1.3% increase in average check, due primarily to a shift in sales mix compared to the prior year and the effect of menu price increases compared to the prior year. This was partially offset by a decrease in customer traffic and the closure of twelve restaurants since the beginning of 2012.
Operating Costs and Expenses (percentages stated as a percentage of restaurant sales for the restaurants being discussed). Cost of sales for all restaurants decreased to 30.6% in the first nine months of 2013 from 31.7% in the first nine months of 2012. Cost of sales at our legacy restaurants decreased to 29.7% in the first nine months of 2013 from 30.6% in the first nine months of 2012 due primarily to a favorable sales mix and cost savings from recipe modifications for certain sandwiches late in the second quarter of 2012 and product cost reduction initiatives for other menu items, partially offset by higher promotional discounts (1.0%). Cost of sales for our acquired restaurants decreased to 31.8% for the first nine months of 2013 from 34.7% from the date of the acquisition through the end of the third quarter of 2012; however these costs were higher than our legacy restaurants in the first nine months of 2013 due primarily to inefficiencies, shrinkage and higher waste.
Restaurant wages and related expenses for all restaurants was 31.5% in both the first nine months of 2013 and the first nine months of 2012. Restaurant wages and related expenses for our legacy restaurants decreased to 30.5% in first nine months of 2013 from 30.7% in the first nine months of 2012 due to the effects higher sales volumes on fixed labor costs and increased productive labor efficiencies, partially offset by higher workers compensation claims. Restaurant wages and related expenses for our acquired restaurants was 32.6% in the first nine months of 2013 and higher than our legacy restaurants due primarily to the effect of fixed labor costs on lower sales volumes relative to our legacy restaurants.
Other restaurant operating expenses for all restaurants increased to 16.2% in the first nine months of 2013 from 16.1% in the first nine months of 2012 due primarily to higher repairs and maintenance expenses, higher credit card fees and the effect of fixed operating costs on lower sales volumes at the acquired restaurants compared to our legacy restaurants. Other restaurant operating expenses for our legacy restaurants was 15.1% in the first nine months of 2013 as compared to 17.6% at the acquired restaurants, however these costs at our acquired restaurants decreased from 19.0% from the date of the acquisition through the end of the third quarter of 2012 due primarily to lower repairs and maintenance expenses, lower utility costs and lower cash handling costs.
Advertising expense for all restaurants increased to 4.5% in the first nine months of 2013 from 4.0% in the first nine months of 2012 due primarily to higher spending for additional local advertising in a number of markets in connection with the acquisition. Advertising expense as a percentage of sales is lower at our legacy restaurants compared to our acquired restaurants due to advertising credits received from BKC that are associated with 2012 menu enhancement initiatives and our installation of digital menu boards at our legacy restaurants. These expenditures at the acquired restaurants were made prior to the acquisition. For all of 2013, we anticipate advertising expense to range between 4.5% and 4.7% of restaurant sales.
Restaurant rent expense for all restaurants increased to 7.1% in the first nine months of 2013 from 6.8% in the first nine months of 2012 reflecting the lower sales volumes of the acquired restaurants. Rent expense associated with the acquired restaurants was 8.2% in the first nine months of 2013 compared to rent expense of 6.2% for our legacy restaurants in the first nine months of 2013.
General and Administrative Expenses. General and administrative expenses increased $3.7 million in the first nine months of 2013 to $27.3 million however, as a percentage of total restaurant sales, decreased to 5.5% from 6.3%. The increase in general and administrative expenses was due primarily to costs for the ongoing operational oversight and training, and, to a lesser extent, corporate support associated with the acquired restaurants, higher administrative bonus accruals and lower amounts earned under the TSA with Fiesta. This was partially offset by higher legal costs in the first nine months of 2012 of $3.3 million due to the acquisition and our EEOC litigation which was settled in the first quarter of 2013. In addition, stock compensation expense was $0.3 million higher in the first nine months of 2013 compared to the prior year period.
Adjusted EBITDA. As a result of the factors above Adjusted EBITDA increased to $23.8 million in the first nine months of 2013 from $21.7 million in the first nine months of 2012. Adjusted EBITDA in the first nine months of 2012 excludes $4.6 million of integration costs and legal and other transaction costs related to the acquisition, $2.7 million of costs incurred in connection with our litigation with the EEOC which was settled in the first quarter of 2013 and a $1.5 million loss on extinguishment of debt related to our refinancing in the second quarter of 2012. For a reconciliation between net loss from continuing operations and EBITDA and Adjusted EBITDA see page 23.
Depreciation and Amortization. Depreciation and amortization expense increased to $25.0 million in the first nine months of 2013 from $18.5 million in the first nine months of 2012 due primarily to the addition of the acquired restaurants and our restaurant remodeling initiatives in 2013 and the second half of 2012.
Impairment and Other Lease Charges. Impairment and other lease charges were $3.9 million in the first nine months of 2013 and were comprised of $1.6 million of estimated future rent payments and other lease related charges due to the closure of four underperforming restaurants, $1.6 million of initial impairment charges associated with underperforming restaurants and $0.7 million of impairment charges associated with capital expenditures at previously impaired restaurants.
Interest Expense. Total interest expense increased $6.1 million to $14.1 million in the first nine months of 2013 due to the impact of our refinancing and issuance of the Notes in the second quarter of 2012 related to the acquisition. The weighted average interest rate on our long-term debt, excluding lease financing obligations, for the first nine months of 2013 increased to 11.25% compared to 8.8% in the first nine months of 2012 due to our refinancing in the second quarter of 2012.
Benefit for Income Taxes. The benefit for income taxes for the first nine months of 2013 was derived using an estimated effective annual income tax rate for all of 2013 of 39.9%, which excludes any discrete tax adjustments. In January 2013, the United States Congress authorized, and the President signed into law, certain federal tax credits that were reflected in our Federal tax return for 2012. However, since the law was enacted in 2013, the financial statement benefit of such credits totaling $1.0 million was recorded in the first quarter of 2013 and is included in the benefit for income taxes for the first nine months of 2013. We also had other discrete tax adjustments which decreased the benefit for income taxes by $0.3 million in the first nine months of 2013.
The benefit for income taxes for first nine months of 2012 was derived using an estimated effective annual income tax rate for 2012 of 41.9%, which excluded discrete tax adjustments. We also established in the third quarter of 2012 a valuation allowance of $1.4 million pertaining to all of the deferred income tax assets for certain state net operating loss carryforwards. Other discrete tax adjustments decreased the benefit for income taxes by $0.1 million in the first nine months of 2012.
Net Loss from Continuing Operations. As a result of the foregoing, net loss from continuing operations was $11.5 million in the first nine months of 2013, or $0.50 per diluted share, compared to a net loss from continuing operations of $10.0 million in the first nine months of 2012, or $0.44 per diluted share.
A reconciliation of EBITDA and Adjusted EBITDA to net loss from continuing operations is as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Net loss from continuing operations	$(2,762)	$(6,340)	$(11,457)	$(10,022)
Benefit for income taxes	(1,737)	(2,412)	(8,720)	(4,587)
Interest expense	4,708	4,492	14,130	8,053
Depreciation and amortization	8,536	7,695	24,990	18,537
EBITDA	8,745	3,435	18,943	11,981
Impairment and other lease charges	1,079	125	3,907	252
Acquisition and integration costs (1)	—	3,400	—	4,647
EEOC Litigation and settlement costs	—	1,938	85	2,707
Stock-based compensation expense	302	309	899	588
Loss on extinguishment of debt	—	—	—	1,509
Adjusted EBITDA	$10,126	$9,207	$23,834	$21,684

(1)	Acquisition and integration costs for the periods presented include legal and professional fees incurred in connection with the acquisition.
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
On May 30, 2012, Carrols Restaurant Group issued $150.0 million of Notes pursuant to an indenture dated as of May 30, 2012 governing such Notes. Proceeds from the issuance of the Notes were used to repay $64.8 million of borrowings under the prior Carrols LLC senior credit facility, to pay $12.1 million related to the acquisition of the acquired restaurants, to pay $4.5 million for fees and expenses related to the offering of the Notes paid at closing and to fund a $20.0 million cash collateral account required under our senior credit facility discussed below. The remainder of the proceeds is currently being used together with operating cash flow to fund the restaurant remodeling obligations committed to in connection with the acquisition.
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
Operating Activities. Net cash provided from operating activities in the first nine months of 2013 decreased $7.5 million to $16.2 million, compared to the first nine months of 2012, due primarily to a decrease in cash from changes in the components of net working capital of $15.0 million and an increase in loss from continuing operations of $1.4 million, partially offset by a net increase in non-cash expenses of $10.1 million pertaining to depreciation and amortization and impairment and other lease charges. Refundable income taxes increased $4.3 million in the first nine months of 2013 due primarily to the carryback of 2012 federal net operating losses.
Investing Activities. Net cash used for investing activities in the first nine months of 2013 and 2012 was $40.4 million and $52.6 million, respectively. Capital expenditures are a large component of our investing activities and include: (1) new restaurant development, which may include the purchase of real estate; (2) restaurant remodeling, which includes the renovation or rebuilding of the interior and exterior of our existing restaurants, including expenditures associated with our commitment to BKC to remodel restaurants to the 20/20 image and franchise agreement renewals; (3) other restaurant capital expenditures, which include capital maintenance expenditures for the ongoing reinvestment and enhancement of our restaurants including expenditures to support BKC’s ongoing menu enhancement initiatives; and (4) corporate and restaurant information systems, including expenditures in 2013 for new point-of-sale software for our acquired restaurants.
The following table sets forth our capital expenditures for the periods presented (in thousands):

Nine Months Ended September 29, 2013
New restaurant development	$582
Restaurant remodeling	31,574
Other restaurant capital expenditures (1)	5,724
Corporate and restaurant information systems	2,478
Total capital expenditures	$40,358

Nine Months Ended September 30, 2012
New restaurant development	$—
Restaurant remodeling	10,618
Other restaurant capital expenditures (1)	3,861
Corporate and restaurant information systems	9,232
Total capital expenditures	$23,711
 _____________

1)
Excludes restaurant repair and maintenance expenses included in other restaurant operating expenses in our consolidated financial statements. For the nine months ended September 29, 2013 and September 30, 2012, total restaurant repair and maintenance expenses were approximately $13.2 million and $9.4 million, respectively.

In 2013, we anticipate that total capital expenditures will range from $50 million to $52 million, although the actual amount of capital expenditures may differ from these estimates. Capital expenditures in 2013 are expected to include approximately $40 million to $42 million for remodeling a total of 110 to 115 restaurants in 2013 to the BKC 20/20 image standard, of which 93 were completed in the first nine months of 2013, and capital restaurant maintenance expenditures of approximately $7 million.
Investing activities in 2012 included $12.1 million of payments related to the cash purchase price of the acquired restaurants and $20.0 million for the cash collateral deposit related to our senior credit facility. Investing activities in 2012 also included net proceeds from sales of restaurant properties of $3.3 million. The net proceeds from these sales were used to reduce outstanding borrowings under our prior Carrols LLC senior credit facility.
Financing Activities. Net cash used in financing activities in the first nine months of 2013 was $0.8 million, primarily related to principal payments on capital leases.
Net cash provided by financing activities in the first nine months of 2012 was $69.5 million, which included proceeds from the sale of the Notes discussed above, net of related fees and expenses, of $144.1 million. Total payments on the prior Carrols LLC senior credit facility, including amounts paid in connection with the issuance of the Notes, totaled $67.4 million in the first nine months of 2012. Proceeds from stock option exercises and related income tax benefits, including tax benefits from the conversion of vested stock options to shares of our common stock, in connection with the Spin-off, were $1.1 million in the first nine months of 2012. Cash of Fiesta that was deconsolidated as a result of the Spin-off included in our 2012 financing activities was $5.5 million.
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
The indenture governing the Notes contains customary default provisions, including without limitation, a cross default provision pursuant to which it is an event of default under the Notes and the indenture governing the Notes if there is a default under any of our indebtedness having an outstanding principal amount of $15.0 million or more which results in the acceleration of such indebtedness prior to its stated maturity or is caused by a failure to pay principal when due. We were in compliance as of September 29, 2013 with the restrictive covenants of the indenture governing the Notes.
Senior Credit Facility. On May 30, 2012, we entered into a senior credit facility, which provides for aggregate revolving credit borrowings of up to $20.0 million (including $15.0 million available for letters of credit) maturing on May 30, 2017. The senior credit facility also provides for incremental borrowing increases of up to $25.0 million, in the aggregate. At September 29, 2013, there were no outstanding borrowings under the senior credit facility.
Under the senior credit facility (all terms not otherwise defined herein are defined in our senior credit facility), we have deposited $20.0 million in an account with the Administrative Agent as collateral for the senior credit facility until the date on which our Adjusted Leverage Ratio is less than 6.00x for two consecutive fiscal quarters (the “Cash Collateral Release Date"). This amount is classified as restricted cash on our consolidated balance sheet as of September 29, 2013.
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
After reserving $5.4 million for letters of credit issued under the senior credit facility for workers’ compensation and other insurance policies, $14.6 million was available for revolving credit borrowings under the senior credit facility at September 29, 2013.
Contractual Obligations
A table of our contractual obligations as of December 30, 2012 was included in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 30, 2012. There have been no significant changes to our contractual obligations during the nine months ended September 29, 2013.
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
A 1% change in interest rates would have resulted in no change to interest expense for the three and nine months ended September 29, 2013, no change to interest expense for the three months ended September 30, 2012 and an increase or decrease in interest expense of approximately $0.1 million for the nine months ended September 30, 2012.
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
Evaluation of Disclosure Controls and Procedures. We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 29, 2013.
No change occurred in our internal control over financial reporting during the third quarter of 2013 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CARROLS RESTAURANT GROUP, INC.

Date: November 6, 2013	/s/ Daniel T. Accordino
(Signature)
Daniel T. Accordino Chief Executive Officer

Date: November 6, 2013	/s/ Paul R. Flanders
(Signature)
Paul R. Flanders Vice President – Chief Financial Officer and Treasurer