Form 10-K
period 2013-12-29
CARROLS RESTAURANT GROUP, INC.
filed 2014-03-03
CIK 809248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of February 27, 2014 Carrols Restaurant Group, Inc. had 23,711,096 shares of its common stock, $.01 par value, outstanding. The aggregate market value of the common stock held by non-affiliates as of June 30, 2013 of Carrols Restaurant Group, Inc. was $142,651,309.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for Carrols Restaurant Group, Inc's 2014 Annual Meeting of Stockholders, which is expected to be filed pursuant to Regulation 14A no later than 120 days after the conclusion of Carrols Restaurant Group, Inc.'s fiscal year ended December 29, 2013 are incorporated by reference into Part III of this annual report.

CARROLS RESTAURANT GROUP, INC.
FORM 10-K
YEAR ENDED DECEMBER 29, 2013

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
We use a 52 or 53 week fiscal year ending on the Sunday closest to December 31. Our fiscal years ended January 2, 2011, January 1, 2012, December 30, 2012 and December 29, 2013 each contained 52 weeks. Our fiscal year ended January 3, 2010 contained 53 weeks.
In this Annual Report on Form 10-K, we refer to information, forecasts and statistics regarding the restaurant industry and to information, forecasts and statistics from Nation's Restaurant News, the U.S. Census Bureau and the U.S. Department of Agriculture. Any reference to BKC in this Annual Report on Form 10-K refers to Burger King Worldwide, Inc. and its wholly-owned subsidiaries, including Burger King Corporation. Unless otherwise indicated, information regarding BKC in this Annual Report on Form 10-K has been made publicly available by BKC.
Forward-Looking Statements
This 2013 Annual Report on Form 10-K contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements that are predictive in nature or that depend upon or refer to future events or conditions are forward-looking statements. These statements are often identified by the words “may”, “might”, “will”, “should”, “anticipate”, “believe”, “expect”, “intend”, “estimate”, “hope”, “plan” or similar expressions. In addition, expressions of our strategies, intentions or plans are also forward-looking statements. These statements reflect management's current views with respect to future events and are subject to risks and uncertainties, both known and unknown. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their date. There are important factors that could cause actual results to differ materially from those in forward-looking statements, many of which are beyond our control. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected or implied in the forward-looking statements. We have identified significant factors that could cause actual results to differ materially from those stated or implied in the forward-looking statements. For more information, please see Item 1A-Risk Factors. We believe important factors that could cause actual results to differ materially from our expectations include the following, in addition to other risks and uncertainties discussed herein:

•	The effect of our tax-free spin-off of Fiesta, including any potential tax liability that may arise;

•	Effectiveness of the Burger King® advertising programs and the overall success of the Burger King brand;

•	Increases in food costs and other commodity costs;

•	Competitive conditions;

•	Our ability to integrate any restaurants we acquire;

•	Regulatory factors;

•	Environmental conditions and regulations;

•	General economic conditions, particularly in the retail sector;

•	Weather conditions;

•	Fuel prices;

•	Significant disruptions in service or supply by any of our suppliers or distributors;

•	Changes in consumer perception of dietary health and food safety;

•	Labor and employment benefit costs, including the effects of healthcare reform;

•	The outcome of pending or future legal claims or proceedings;

•	Our ability to manage our growth and successfully implement our business strategy;

•	Our inability to service our indebtedness;

•	Our borrowing costs and credit ratings, which may be influenced by the credit ratings of our competitors;

•	The availability and terms of necessary or desirable financing or refinancing and other related risks and uncertainties;

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

ITEM 1. BUSINESS
Overview
Our Company
We are the largest Burger King® franchisee in the world, based on number of restaurants, and have operated Burger King restaurants since 1976. As of December 29, 2013, we owned and operated 564 Burger King restaurants located in 13 Northeastern, Midwestern and Southeastern states. Burger King restaurants feature the popular flame-broiled Whopper® sandwich, as well as a variety of hamburgers, chicken and other specialty sandwiches, french fries, salads, breakfast items, snacks, smoothies, frappes and other offerings. We believe that our size, seasoned management team, extensive operating infrastructure, experience and proven operating disciplines differentiate us from many of our competitors as well as many other Burger King operators.
According to BKC, as of December 31, 2013 there were a total of 13,667 Burger King restaurants, of which 13,615 were franchised and 7,436 were located in the United States and Canada. Burger King is the second largest hamburger restaurant chain in the world (as measured by number of restaurants) and we believe that the Burger King brand is one of the world's most recognized consumer brands. Burger King restaurants have a distinctive image and are generally located in high-traffic areas throughout the United States. Burger King restaurants are designed to appeal to a broad spectrum of consumers, with multiple day-part meal segments targeted to different groups of consumers. We believe that the competitive attributes of Burger King restaurants include significant brand recognition, convenience of location, quality, speed of service and price.
Our Burger King restaurants are typically open seven days per week and generally have operating hours ranging from 6:00 am to midnight on Sunday to Wednesday and to 2:00 am on Thursday to Saturday.
Our existing restaurants consist of one of several building types with various seating capacities. Our typical freestanding restaurant contains approximately 2,800 to 3,200 square feet with seating capacity for 90 to 100 customers, has drive-thru service windows and has adjacent parking areas. The building types for recently constructed or remodeled Burger King restaurants utilize 2,600 square feet and typically have seating capacity for 60 to 70 customers. As of December 29, 2013, almost all of our restaurants were freestanding. We operate our restaurants under franchise agreements with BKC.
On May 7, 2012, we completed the spin-off of Fiesta Restaurant Group, which included the Pollo Tropical and Taco Cabana restaurant businesses which we refer to as the "spin-off".
On May 30, 2012, we completed the acquisition of 278 Burger King restaurants from BKC, which we refer to as the "2012 acquisition" including BKC's assignment of its right of first refusal on franchise restaurant transfers in 20 states as follows: Connecticut (except Hartford county), Delaware, Indiana, Kentucky, Maine, Maryland, Massachusetts (except for Middlesex, Norfolk and Suffolk counties), Michigan, New Hampshire, New Jersey, New York (except for Bronx, Kings, Nassau, New York, Queens, Richmond, Suffolk and Westchester counties), North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina, Vermont, Virginia, Washington DC and West Virginia, (the "ROFR") pursuant to an operating agreement with BKC, which we refer to as the "operating agreement", dated as of May 30, 2012. In addition, pursuant to the operating agreement, BKC granted us, on a non-exclusive basis, franchise pre-approval to acquire restaurants from Burger King franchisees in the 20 states covered by the ROFR until we operate 1,000 Burger King restaurants. Newly constructed or acquired restaurants beyond 1,000, or acquisitions in states not subject to the ROFR would be subject to BKC's customary approval process. We also agreed to remodel 455 Burger King restaurants to BKC's "20/20" restaurant image.
We refer to the restaurants acquired from BKC in the 2012 transaction as our "acquired BKC restaurants" and all of our other restaurants are referred to as our "legacy restaurants". For the fiscal year ended December 29, 2013, our restaurants generated revenues of $663.5 million in total and our comparable restaurant sales increased 1.0%. Our average annual restaurant sales for all restaurants were approximately $1,177,000 per restaurant.
Our Competitive Strengths
We believe we have the following competitive strengths:

Largest Burger King Franchisee.   We are BKC's largest franchisee in the world based on number of restaurants, and are well positioned to leverage the scale and marketing of one of the most recognized brands in the restaurant industry. We believe the geographic dispersion of our restaurants provides us with stability and enhanced growth opportunities in many of the markets in which we operate. We also believe that our large number of restaurants increases our ability to effectively manage the awareness of the Burger King brand in certain markets through our ability to influence local advertising and promotional activities.

Operational Expertise.   We have been operating Burger King restaurants since 1976 and have developed sophisticated information and operating systems that enable us to measure and monitor key metrics for operational performance, sales and profitability that may not be available to other restaurant operators. Our focus on leveraging our operational expertise, infrastructure and systems allows us to optimize the performance of our restaurants and any restaurants that we may acquire. Our size and history with the Burger King brand enable us to effectively track operating metrics and leverage best practices across our organization. We believe that our experienced management team, operating culture, effective operating systems and infrastructure enable us to operate more efficiently than many other Burger King operators, resulting in higher restaurant margins and overall performance.

Consistent Operating History and Financial Strength.   We believe that the quality and sophistication of our restaurant operations have driven our strong restaurant level performance. Our restaurants have generally outperformed the Burger King system from a comparable sales perspective over time. Our strong restaurant level operations coupled with our financial management capabilities have resulted in consistent and stable cash flows. We have demonstrated our ability to prudently manage financial leverage through a variety of economic cycles. We believe that our cash flow from operations and availability of revolving credit borrowings under our senior credit facility will be used to fund our ongoing operations and strategic capital expenditure needs.

Distinct Brand with Global Recognition, Innovative Marketing and New Product Development.   As a Burger King franchisee, we benefit from, and rely on, BKC's extensive marketing, advertising and product development capabilities to drive sales and generate increased restaurant traffic. Over the years, BKC has launched innovative and creative multimedia advertising campaigns that highlight the popular relevance of the Burger King brand. In 2012, BKC launched an extensive campaign of new product introductions and innovative marketing that drove system-wide sales growth. We believe these campaigns continue to positively impact the brand today as BKC focuses on a well-balanced promotional mix and remains committed to focusing on fewer but more impactful new product launches and limited time offers, both of which continue to show positive trends. BKC is also aggressively working with franchisees throughout the system to encourage the renovation and remodeling of restaurants to BKC's 20/20 image, which we believe will increase customer traffic and restaurant sales.

Strategic Relationship with Burger King Corporation.    We believe that the structure of the 2012 acquisition strengthens our well-established relationship with BKC and further aligns our common interests to grow our business. We intend to expand by making acquisitions, including acquisitions resulting from the exercise of the ROFR obtained in the 2012 acquisition. The consideration to BKC included a 28.9% equity interest in Carrols Restaurant Group. BKC's Chief Executive Officer, Daniel Schwartz, joined our board of directors upon the closing of the 2012 acquisition on May 30, 2012 and Alexandre Macedo, BKC's President of North America, also currently serves on our board of directors. Our restaurants represent approximately 7.6% of the Burger King locations in North America as of December 29, 2013. We believe that the combination of our rights under the operating agreement, BKC's shared equity interest and its board level representation have reinforced the alignment of our common interests with BKC for the long term.

Multiple Growth Levers. We believe our historical track record of acquiring and integrating restaurants and our commitment to remodel our restaurants provides multiple avenues to grow our business. With more than 50 years of restaurant operating experience, we have successfully grown our business through acquisitions, including the most recent acquisition in May 2012 of 278 restaurants from BKC. Since this acquisition, we have experienced increases in comparable restaurant sales, increased restaurant-level profitability and improved operating metrics at these acquired restaurants. In addition, we have remodeled a total of 201 restaurants over the past two years to BKC’s 20/20 restaurant image which we believe has improved the guests’ overall experience and increased customer traffic.

Experienced Management Team with a Proven Track Record.    We believe that our senior management team's extensive experience in the restaurant industry and its long and successful history of developing, acquiring, integrating and operating quick-service restaurants provide us with a competitive advantage. Our management team has a successful history of integrating acquired restaurants, and over the past 20 years, we have significantly increased the number of Burger King restaurants we own and operate, largely through acquisitions. In addition, we successfully acquired, integrated and expanded the Pollo Tropical and Taco Cabana brands during 1998 to 2012 prior to our spin-off of Fiesta. Our operations are overseen by our Chief Executive Officer, Dan Accordino, who has over 40 years of Burger King and quick-service restaurant experience and eight Regional Directors that have an average of 27 years of Burger King restaurant experience. Seventy-three district managers support the Regional Directors of which 51 have over 15 years of restaurant management experience in the Burger King system. Our operations management is further supported by our infrastructure of financial, information systems, real estate and human resources professionals.

Our Business Strategies
Our primary business strategies are as follows:
Increase Restaurant Sales and Customer Traffic.    BKC has identified and implemented a number of strategies to increase brand awareness, increase market share, improve overall operations and drive future growth. These strategies are central to our strategic objectives to deliver profitable growth.

•
Products. The strength of the BKC menu has been built on a distinct flame-grilled cooking platform to make better tasting hamburgers. We believe that BKC intends to continue to optimize the menu by focusing on core products, such as the flagship Whopper® sandwich, while maintaining a balance between value promotions and premium limited time offerings to drive sales and traffic. In April 2012, BKC launched one of the broadest expansions of food offerings in its 58-year history, including the introduction of Garden Fresh Salads, Wraps, Real Fruit Smoothies and Frappes. Product innovation continued in 2013 with a multi-tier balanced approach to value and premium offerings, pairing value promotions, such as the $1 Fry Burger, with premium limited time offerings such as the Angry Whopper® sandwich. In the third quarter of 2013, BKC introduced Satisfries™, a first of its kind reduced calorie french fry. There have also been a number of enhancements to food preparation procedures to improve the quality of BKC's existing products. These new menu platforms and quality improvements form the backbone of BKC's strategy to appeal to a broader consumer base and to increase restaurant sales.

•
Image. We believe that reimaged restaurants increase curb appeal and result in increased restaurant sales. We agreed to remodel 455 restaurants beginning in 2012 to BKC's 20/20 restaurant image which features a fresh, sleek, eye-catching design. The restaurant redesign incorporates easy-to-navigate digital menu boards in the dining room, streamlined merchandising at the drive-thru, flat screen televisions in the dining area and new employee uniforms. We believe the restaurant remodeling plan will improve our guests' dining experience and increase customer traffic. As of December 29, 2013, we have completed remodeling a total of 201 restaurants to the 20/20 restaurant image.

•
Advertising and Promotion. We believe that we will continue to benefit from BKC's advertising support of its new menu additions, product enhancement and reimaging initiatives. BKC has established a data driven marketing process which is focused on driving restaurant sales and traffic, while targeting a broader consumer base with more inclusive messaging. This strategy uses multiple touch points to advertise our products, including digital advertising, social media and on-line video in addition to traditional television advertising. In 2012, BKC launched a food-centric marketing strategy with the tagline Taste is King® which focuses consumers on the food offerings, the core asset, and balances value promotions and premium limited time offerings to drive profitable restaurant sales and traffic. In 2013, BKC initiated a 2 for $5 premium sandwich promotion which features different premium sandwiches from time to time and also serves as a platform for the promotion of new premium sandwiches as they are introduced.

•
Operations. We believe that improving restaurant operations and enhancing the customer experience are key components to increasing the profitability of our restaurants. We believe we will benefit from BKC's initiatives to improve food quality, simplify restaurant level execution and monitor operational performance, all of which are designed to improve the customer experience and increase customer traffic.

Strategically Remodel to Elevate Brand Profile and Increase Profit Potential. As of December 29, 2013 we have completed remodeling a total of 201 restaurants to BKC's 20/20 restaurant image which we believe will improve the customer experience, increase traffic and potentially lead to a higher average check size. Over the next two to three years, we plan to strategically remodel an additional 250 or more locations to conform to BKC's 20/20 image. Based on our recent experience, our restaurants remodeled to BKC's 20/20 image have generated an average sales lift of approximately 10% and have resulted in an attractive return on investment. We believe there are opportunities to increase profitability by remodeling additional restaurants including restaurants that we may acquire in the future.
Selectively Acquire and Develop Additional Burger King Restaurants.   As of December 29, 2013, we operated 564 Burger King restaurants, making us the largest Burger King franchisee in the world. In addition, as a part of the 2012 acquisition, we received the ROFR and certain pre-approval rights to acquire additional franchised restaurants and to develop new restaurants. Due to the number of restaurants and franchisees in the Burger King franchise system and our historical success in acquiring and integrating restaurants, we believe that there is considerable opportunity for future growth. There are more than 2,000 Burger King restaurants we do not own in states in which we have the ROFR and pre-approval rights. Furthermore, we believe there are additional Burger King restaurants in states not subject to the ROFR that could be attractive acquisition candidates, subject to BKC's customary approval. While our primary focus recently has been on successfully integrating, remodeling and improving the profitability of the acquired BKC restaurants, we believe that the assignment of the ROFR and the pre-approval to acquire and develop additional restaurants provide us with the opportunity to significantly expand our ownership of Burger King restaurants in the future. While we may evaluate and discuss potential acquisitions of additional restaurants from time to time, we currently have no understandings, commitments or agreements with respect to any material acquisitions. We may be required to obtain additional financing to fund future acquisitions. There can be no assurance that we will be able to obtain additional financing, if necessary, on acceptable terms or at all.
Improve Profitability of Restaurants We Acquire by Leveraging Our Existing Infrastructure and Best-Practices.    For future acquisitions of restaurants, we believe we can realize benefits from economies of scale, including leveraging our existing infrastructure across a larger number of restaurants. Additionally, we believe that our skilled management team, sophisticated information technology, operating systems and training and development programs support our ability to enhance operating efficiencies at any restaurants we may acquire. We have demonstrated our ability to increase the profitability of acquired restaurants and we believe, over time, we will improve profitability and operational efficiency at the restaurants we acquire.
Restaurant Economics
Selected restaurant operating data for our restaurants is as follows:

	Year Ended
	January 1, 2012	December 30, 2012	December 29, 2013
Average annual sales per restaurant (1)	$1,153,778	$1,180,761	$1,176,806
Average sales transaction	$5.80	$6.00	$6.11
Drive-through sales as a percentage of total sales	64.9%	64.9%	65.0%
Day-part sales percentages:
Breakfast	13.1%	14.3%	14.8%
Lunch	32.1%	31.5%	31.3%
Dinner	27.1%	26.6%	26.6%
Afternoon and late night	27.7%	27.6%	27.3%

(1)	Average annual sales per restaurant are derived by dividing restaurant sales by the average number of restaurants operating during the period.
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
The cost of remodeling restaurants to BKC's 20/20 restaurant image ranges from $200,000 to $500,000 per restaurant with an average cost of approximately $300,000 per restaurant. BKC's 20/20 restaurant design draws inspiration from its signature flame-grilled cooking process and incorporates a variety of innovative elements to a backdrop that evokes the industrial look of corrugated metal, brick, wood and concrete. Pursuant to the operating agreement, we agreed to remodel 455 Burger King restaurants to BKC's 20/20 restaurant image. We have remodeled a total of 201 restaurants as of December 29, 2013 and we plan to remodel approximately 65 to 75 additional restaurants in 2014.
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

Seasonality
Our business is moderately seasonal due to regional weather conditions. Due to the location of our restaurants, sales are generally higher during the summer months than during the winter months. The acquired BKC restaurants have somewhat moderated the seasonal impact on our business due to the increased concentration of acquired BKC restaurants in the Southeast.
Restaurant Locations
The following table details the locations of our 564 Burger King restaurants as of December 29, 2013:

State	Total Restaurants
Indiana	71
Kentucky	17
Maine	4
Massachusetts	1
Michigan	22
New Jersey	1
New York	118
North Carolina	138
Ohio	85
Pennsylvania	33
South Carolina	31
Vermont	1
Virginia	42
Total	564

Operations
Management Structure
We conduct substantially all of our executive management, finance, marketing and operations support functions from our corporate headquarters in Syracuse, New York. Carrols Restaurant Group is led by our Chief Executive Officer and President, Daniel T. Accordino, who has over 40 years of Burger King and quick-service restaurant experience at our company.
Our Burger King operations for our restaurants are overseen by eight Regional Directors that have an average of over 27 years of Burger King restaurant experience. Seventy-three district managers support the Regional Directors for our restaurants.
A district manager is responsible for the direct oversight of the day-to-day operations of an average of approximately seven to eight restaurants.  Typically, district managers have previously served as restaurant managers at one of our restaurants.  Regional directors, district managers and restaurant managers are compensated with a fixed salary plus an incentive bonus based upon the performance of the restaurants under their supervision, and for our regional directors and district managers, the combined performance of all of our restaurants.  Typically, our restaurants are staffed with hourly employees who are typically supervised by a salaried manager and two or three salaried assistant managers.
Training
We maintain a comprehensive training and development program for all of our personnel and provide both classroom and in-restaurant training for our salaried and hourly personnel. The program emphasizes system-wide operating procedures, food preparation methods and customer service standards. BKC's training and development programs are also available to us as a franchisee.
Management Information Systems
Our sophisticated management information systems provide us with the ability to efficiently and effectively manage our restaurants and to ensure consistent application of operating controls at our restaurants. Our size affords us the ability to maintain an in-house staff of information technology and restaurant systems professionals dedicated to continuously enhancing our systems. In addition, these capabilities allow us to integrate newly developed restaurants or restaurants that we acquire and achieve greater economies of scale and operating efficiencies.
We installed new point-of-sale (POS) systems at all of our legacy restaurants in 2011 and in the first half of 2012. Our restaurants employ touch-screen POS systems that are designed to facilitate accuracy and speed of order taking. These systems are user-friendly, require limited cashier training and improve speed-of-service through the use of conversational order-taking techniques. The POS systems are integrated with PC-based applications at the restaurant and hosted systems at our corporate office that are designed to facilitate financial and management control of our restaurant operations. We retained the existing POS systems used at the acquired BKC restaurants following the 2012 acquisition and implemented our labor and inventory management systems in 2012 and completed the rollout of our POS system software to all of the acquired BKC restaurants in 2013.
Our restaurant systems provide daily tracking and reporting of traffic counts, menu item sales, labor and food data including costs, and other key operating information for each restaurant. We communicate electronically with our restaurants on a continuous basis, which enables us to collect this information for use in our corporate management systems in near real-time. Our corporate headquarters manages systems that support all of our accounting, operating and reporting systems. We also operate a 24-hour, seven-day help desk at our corporate headquarters that enables us to provide systems and operational support to our restaurant operations as required. Among other things, our restaurant information systems provide us with the ability to:

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
In order to obtain a successor franchise agreement with BKC, a franchisee is typically required to make capital improvements to the restaurant to bring it up to BKC's current image standards. The cost of these improvements may vary widely depending upon the magnitude of the required changes and the degree to which we have made interim improvements to the restaurant. At December 29, 2013, we have 24 franchise agreements due to expire in 2014, 21 franchise agreements due to expire in 2015 and 19 franchise agreements due to expire in 2016. In recent years, the historical costs of improving our Burger King restaurants in connection with franchise renewals generally have ranged from $200,000 to $500,000 per restaurant. The average cost of our remodels to the 20/20 image in the past two years was approximately $300,000. The cost of capital improvements made in connection with future franchise agreement renewals may differ substantially from past franchise renewals depending on the current image requirements established from time to time by BKC.
We believe that we will be able to satisfy BKC's normal franchise agreement renewal criteria. Accordingly, we believe that renewal franchise agreements will be granted on a timely basis by BKC at the expiration of our existing franchise agreements. Historically, BKC has granted all of our requests for successor franchise agreements. However, there can be no assurance that BKC will grant these requests in the future.
We evaluate the performance of our Burger King restaurants on an ongoing basis. Such evaluation depends on many factors, among other things, including our assessment of the anticipated future operating results of the subject restaurants and the cost of required capital improvements that we would need to commit for such restaurants. If we determine that a Burger King restaurant is under-performing, or that we do not anticipate an adequate return on the capital required to renew the franchise agreement, we may elect to close such restaurant. We may also relocate (offset) a restaurant within its trade area and build a new Burger King restaurant as part of the franchise renewal process. In 2013, we closed ten restaurants, excluding one restaurant that was relocated within its trade area. We currently expect to close 15 to 20 restaurants in 2014, excluding any relocation of existing restaurants. However, based on the current operating results of these restaurants, we believe that the impact on our results of operations as a result of such restaurant closures will not be material, although there can be no assurance in this regard. Our determination to close these restaurants is subject to further evaluation and may change. We may also elect to close additional restaurants in the future.
In addition to the initial franchise fee, we generally pay BKC a monthly royalty. The royalty rate for new restaurants, including newly acquired restaurants, and for successor franchise agreements is 4.5% of sales. The royalty rate was increased from 3.5% to 4.5% of sales in 2000, and generally for restaurants in existence in 2000, becomes effective upon the renewal of the franchise agreement. Burger King royalties, as a percentage of our restaurant sales, were 4.2% in 2013 and 2012 and 4.0% in 2011. Royalty payments to BKC under new franchise agreements for the acquired BKC restaurants are at a contractual rate of 4.5%. We anticipate our Burger King royalties, as a percentage of our restaurant sales, will be 4.2% in 2014 as a result of the terms outlined above.
We also generally contribute 4% of restaurant sales from our Burger King restaurants to fund BKC's national and regional advertising. BKC engages in substantial national and regional advertising and promotional activities and other efforts to maintain and enhance the Burger King brand. From time to time we supplement BKC's marketing with our own local advertising and promotional campaigns. See “- Advertising, Products and Promotion” below.
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
Except as permitted by the operating agreement, we are required to obtain BKC's consent before we acquire existing Burger King restaurants from other franchisees or develop new Burger King restaurants. BKC also has the right of first refusal to purchase any Burger King restaurant that is being offered for sale by a franchisee. However, pursuant to the operating agreement, BKC assigned the ROFR to us in 20 states and granted us franchise pre-approval to build new restaurants or acquire restaurants from franchisees until the date that we operate 1,000 restaurants. Historically, BKC has approved substantially all of our acquisitions of restaurants from other franchisees.
Advertising, Products and Promotion
BKC's marketing strategy is characterized by its HAVE IT YOUR WAY® service, TASTE IS KING® tag line, flame grilling, generous portions and competitive prices. Burger King restaurants feature flame-grilled hamburgers, the most popular of which is the Whopper® sandwich, a large, flame-grilled hamburger garnished with mayonnaise, lettuce, onions, pickles and tomatoes. The basic menu of all Burger King restaurants also includes a variety of hamburgers, chicken and other specialty sandwiches, french fries, soft drinks, salads, breakfast items, snacks, and other offerings. BKC and its franchisees have historically spent between 4% and 5% of their respective sales on marketing, advertising and promotion to sustain high brand awareness. In 2012, BKC launched marketing initiatives to reach a more diverse consumer base and has continued to introduce a number of new and enhanced products to broaden menu offerings and drive customer traffic in all day parts.
We are generally required to contribute 4% of restaurant sales to an advertising fund utilized by BKC for its advertising, promotional programs and public relations activities. For the restaurants acquired from BKC in 2012, the franchise agreements provide for an advertising contribution of 4% of restaurant sales and local advertising investment spending of no less than 0.75% of restaurant sales in the designated market areas where the franchised restaurants are located, subject to certain other conditions and limitations. BKC's advertising programs consist of national campaigns supplemented by local advertising. BKC's advertising campaigns are generally carried on television, radio and in circulated print media (national and regional newspapers and magazines). As a percentage of our restaurant sales advertising expense was 4.5% in 2013, 4.1% in 2012 and 4.2% in 2011. For 2014 we anticipate advertising expense to range between 4.0% and 4.2% of restaurant sales.

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
In connection with BKC's 2011 initiatives to support the installation of digital menu boards, the introduction of new menu items and enhancements to the quality of our food preparation, we made expenditures in our restaurants of approximately $9.0 million in 2011 and $0.5 million in 2012. Beginning in 2012, BKC reduced the required advertising contribution by $5,400 per restaurant per year through 2015, for those restaurants whose expenditures included a digital menu board, and $3,000 per restaurant per year through 2015, for those restaurants whose expenditures excluded a digital menu board. At December 29, 2013 we had 284 restaurants qualifying for the $5,400 per year advertising reduction and 11 restaurants qualifying for the $3,000 per year advertising reduction. To receive the advertising reductions prospectively we must be in full compliance with our franchise agreements including being current on all payments to BKC for royalties, advertising and occupancy related charges. As of December 29, 2013 we were in compliance with our franchise agreements.
Suppliers
We are a member of a national purchasing cooperative, Restaurant Services, Inc., which we refer to as "RSI", created for the Burger King system. RSI is a non-profit independent cooperative that acts as the purchasing agent for approved distributors to the Burger King system and serves to negotiate the lowest cost for the system. We use our purchasing power to negotiate directly with certain other vendors, to obtain favorable pricing and terms for supplying our restaurants. For our restaurants, we are required to purchase all of our foodstuffs, paper goods and packaging materials from BKC-approved suppliers. We currently utilize three distributors, Maines Paper & Food Service, Inc., Reinhart Food Service L.L.C. and MBM Food Service Inc., to supply our restaurants with the majority of our foodstuffs and, as of December 29, 2013, such distributors supplied 38%, 33% and 29%, respectively, of our restaurants. We may purchase non-food items, such as kitchen utensils, equipment maintenance tools and other supplies, from any suitable source so long as such items meet BKC product uniformity standards. All BKC-approved distributors are required to purchase foodstuffs and supplies from BKC-approved manufacturers and purveyors. BKC is responsible for monitoring quality control and supervision of these manufacturers and conducts regular visits to observe the preparation of foodstuffs, and to run various tests to ensure that only quality foodstuffs are sold to its approved suppliers. In addition, BKC coordinates and supervises audits of approved suppliers and distributors to determine continuing product specification compliance and to ensure that manufacturing plant and distribution center standards are met. Although we believe that we have alternative sources of supply available to our restaurants, in the event any distributor or supplier for our restaurants was unable to service us, this could lead to a disruption of service or supply at our restaurants until a new distributor or supplier is engaged, which could have an adverse effect on our business.
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
We are assessing the Patient Protection and Affordable Care Act (the “Act”) that requires businesses employing fifty or more full-time equivalent employees to offer health care benefits to those full-time employees beginning in January 2015, or be subject to an annual penalty. Those benefits must be provided under a health care plan which provides a certain minimum scope of health care services. The Act also limits the portion of the cost of the benefits which we can require employees to pay.
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
Industry and Competition

The Restaurant Market

Restaurant sales historically have closely tracked several macroeconomic indicators and we believe that “away-from-home” food consumption will increase as the economy continues to improve. Historically, unemployment has been inversely related to restaurant sales and, as the unemployment rate decreases and disposable income increases, restaurant sales have increased. In 2012, 49.5% of food dollars were spent on food away from home and is projected to surpass at-home dining in 2015 according to the U.S. Department of Agriculture.
Quick-Service Restaurants. We operate in the hamburger category of the quick-service restaurant segment of the restaurant industry. Quick-service restaurants are distinguished by high speed of service and efficiency, convenience, limited menu and service, and value pricing. According to Nation's Restaurant News, 2012 U.S. foodservice sales for the Top 100 restaurant chains were $213.7 billion. Of this amount, the hamburger category represented $71.7 billion, or 33.6%, making it the largest category of the quick-service segment.
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

are the most important competitive factors in the quick-service restaurant segment and that our restaurants effectively compete in each category. We believe our largest competitors are McDonald's and Wendy's.
Employees
As of December 29, 2013, we employed approximately 17,500 persons of which approximately 160 were administrative personnel and approximately 17,340 were restaurant operations personnel. None of our employees are are unionized or covered by collective bargaining agreements. We believe that our overall relations with our employees are good.
Availability of Information
We file annual, quarterly and current reports and other information with the Securities and Exchange Commission (the “SEC”). The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov.
We make available through our website (www.carrols.com) our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as well as other reports relating to us that are filed or furnished to the SEC, as soon as reasonably practicable after electronically filing such material with the SEC. The reference to our website address is a textual reference only, meaning that it does not constitute incorporation by reference of the information contained on the website and should not be considered part of this document.
ITEM 1A. RISK FACTORS
You should carefully consider the risks described below, as well as other information and data included in this Annual Report on Form 10-K. Any of the following risks could materially adversely affect our business, consolidated financial condition or results of operations.
Risks Related to Our Business
Intense competition in the restaurant industry could make it more difficult to profitably expand our business and could also have a negative impact on our operating results if customers favor our competitors or we are forced to change our pricing and other marketing strategies.
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
Due to competitive conditions, we, as well as certain of the other major quick-service restaurant chains, have offered select food items and combination meals at discounted prices. These pricing and marketing strategies have had, and in the future may have, a negative impact on our sales and earnings.
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

We are highly dependent on the Burger King system and our ability to renew our franchise agreements with BKC. The failure to renew our franchise agreements or Burger King's failure to compete effectively would materially adversely affect our results of operations.
Due to the nature of franchising and our agreements with BKC, our success is, to a large extent, directly related to the success of the Burger King system including its financial condition, advertising programs, new products, overall quality of operations and the successful and consistent operation of Burger King restaurants owned by other franchisees. We cannot assure you that Burger King will be able to compete effectively with other restaurants. As a result, any failure of Burger King to compete effectively would likely have a material adverse effect on our operating results.
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
Our franchise agreements typically have a 20-year term after which BKC's consent is required to receive a successor franchise agreement. Our franchise agreements with BKC that are set to expire over the next three years are as follows: 24 in 2014, 21 in 2015 and 19 in 2016.
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
As part of our strategy, we intend to pursue the acquisition of additional Burger King restaurants. Pursuant to the operating agreement, dated as of May 30, 2012, between BKC and Carrols LLC, BKC assigned to us its ROFR under its franchise agreements with its franchisees to purchase all of the assets of a restaurant or all or substantially all of the voting stock of the franchisee, whether direct or indirect, on the same terms proposed between such franchisee and a third party purchaser in 20 states as follows: Connecticut (except Hartford county), Delaware, Indiana, Kentucky, Maine, Maryland, Massachusetts (except for Middlesex, Norfolk and Suffolk counties), Michigan, New Hampshire, New Jersey, New York (except for Bronx, Kings, Nassau, New York, Queens, Richmond, Suffolk and Westchester counties), North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina, Vermont, Virginia, Washington DC, and West Virginia. In addition, pursuant to the operating agreement, BKC granted us, on a non-exclusive basis, franchise pre-approval to, among other things, acquire restaurants from Burger King franchisees in the DMAs until the date that we operate 1,000 Burger King restaurants. As part of the franchise pre-approval, BKC granted us pre-approval for acquisitions of restaurants from franchisees in the 20 states where we have an existing Burger King restaurant, subject to and in accordance with the terms of the operating agreement. Although we believe that opportunities for future acquisitions may be available from time to time, competition for acquisition candidates may exist or increase in the future. Consequently, there may be fewer acquisition opportunities available to us at an attractive acquisition price. There can be no assurance that we will be able to identify, acquire, manage or successfully integrate additional restaurants without substantial costs, delays or operational or financial problems. In the event we are able to acquire additional restaurants, the integration and operation of the acquired BKC restaurants may place significant demands on our management, which could adversely affect our ability to manage our existing restaurants. We may be required to obtain additional financing to fund future acquisitions. There can be no assurance that we will be able to obtain additional financing, if necessary, on acceptable terms or at all. Both our senior credit facility and the indenture governing the $150 million of 11.25% Senior Secured Second Lien Notes due 2018 (the "Notes") contain restrictive covenants that may prevent us from incurring additional debt to acquire additional Burger King restaurants.
We are required to make substantial capital expenditures in connection with the acquisition of the acquired BKC restaurants.
The remodeling of our Burger King restaurants (including the acquired BKC restaurants) pursuant to the agreed upon remodel plan set forth in the operating agreement may be substantially costlier than we currently anticipate. In addition, we may incur substantial capital expenditures as a result of acquiring restaurants, including restaurants acquired by exercising the ROFR. If we are required to make greater than anticipated capital expenditures in connection with either or both of these activities, our business, financial condition and cash flows could be adversely affected.
We may experience difficulties in integrating restaurants acquired by us into our existing business.
The future acquisition of a significant number of restaurants will involve the integration of those acquired restaurants with our existing business. The difficulties of integration include:

•	coordinating and consolidating geographically separated systems and facilities;

•	integrating the management and personnel of the acquired restaurants, maintaining employee morale and retaining key employees;

•	implementing our management information systems; and

•	implementing operational procedures and disciplines to control costs and increase profitability.
The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of our business and the loss of key personnel. The diversion of management's attention and any delays or difficulties encountered in connection with the acquisition of restaurants and integration of acquired restaurants' operations could have an adverse effect on our business, results of operations and financial condition.
Achieving the anticipated benefits of the acquisition of additional restaurants will depend in part upon whether we can integrate any acquired restaurants in an efficient and effective manner. We may not accomplish this integration process smoothly or successfully. If management is unable to successfully integrate acquired restaurants, the anticipated benefits of the acquisition may not be realized.
In our evaluation of potential acquisitions, assumptions are made as to our ability to increase sales as well as improve restaurant-level profitability particularly in the areas of food, labor and cash controls as well as other operating expenses. If we are not able to make such improvements in these operational areas as planned, the acquired restaurants' targeted profitability levels will be affected which could cause an adverse effect on our overall financial results and financial condition.

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
We obtain a significant portion of our revenues from the sale of hamburgers and various types of sandwiches. If consumer preferences for these types of foods change, it could have a material adverse effect on our operating results. The quick-service restaurant segment is characterized by the frequent introduction of new products, often supported by substantial promotional campaigns, and is subject to changing consumer preferences, tastes, and eating and purchasing habits. Our success depends on BKC's ability to anticipate and respond to changing consumer preferences, tastes and dining and purchasing habits, as well as other factors affecting the restaurant industry, including new market entrants and demographic changes. BKC may be forced to make changes to our menu items in order to respond to changes in consumer tastes or dining patterns, and we may lose customers who do not prefer the new menu items. In recent years, numerous companies in the quick-service restaurant segments have introduced products positioned to capitalize on the growing consumer preference for food products that are, or are perceived to be, promoting good health, nutritious, low in calories and low in fat content. If BKC does not continually develop and successfully introduce new menu offerings that appeal to changing consumer preferences or if the Burger King system does not timely capitalize on new products, our operating results could suffer. In addition, any significant event that adversely affects consumption of our products, such as cost, changing tastes or health concerns, could adversely affect our financial performance.
If a significant disruption in service or supply by any of our suppliers or distributors were to occur, it could create disruptions in the operations of our restaurants, which could have a material adverse effect on our business.
Our financial performance depends on our continuing ability to offer fresh, quality food at competitive prices. If a significant disruption in service or supply by our suppliers or distributors were to occur, it could create disruptions in the operations of our restaurants, which could have a material adverse effect on us.

We are a member of a national purchasing cooperative, Restaurant Services, Inc., or “RSI,” which serves as the purchasing agent for approved distributors to the Burger King system. We are required to purchase all of our foodstuffs, paper goods and packaging materials from BKC-approved suppliers. We currently utilize three distributors for our restaurants, Maines Paper & Food Service, Inc., Reinhart Food Service L.L.C. and MBM Food Service Inc., to supply our restaurants in various geographical areas. As of December 29, 2013, such distributors supplied 38%, 33% and 29%, respectively of our restaurants. Although we believe that we have alternative sources of supply, in the event any distributors or suppliers are unable to service us, this could lead to a disruption of service or supply until a new distributor or supplier is engaged, which could have an adverse effect on our business.
If labor costs increase, we may not be able to make a corresponding increase in our prices and our operating results may be adversely affected.
Wage rates for a number of our employees are at or above the federal and or state minimum wage rates. As federal and/or state minimum wage rates increase, we may need to increase not only the wage rates of our minimum wage employees but also the wages paid to the employees at wage rates which are above the minimum wage, which will increase our costs. To the extent that we are not able to raise our prices to compensate for increases in wage rates, including increases in state unemployment insurance costs or other costs including mandated health insurance, this could have a material adverse effect on our operating results. In addition, even if minimum wage rates do not increase, we may still be required to raise wage rates in order to compete for an adequate supply of labor for our restaurants.

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
At December 29, 2013, 36% of our restaurants are located in New York and Ohio and 30% of our restaurants are located in North Carolina and South Carolina. Therefore, the economic conditions, state and local government regulations, weather conditions or other conditions affecting New York, Ohio, North Carolina and South Carolina and other unforeseen events, including terrorism and other international conflicts may have a material impact on the success of our restaurants in those locations.
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
Economic downturns may adversely impact consumer spending patterns.
The U.S. economy recently underwent a significant slowdown and volatility due to uncertainties related to availability of credit, difficulties in the banking and financial services sectors, softness in the housing market, diminished market liquidity, falling consumer confidence and high unemployment rates. Our business is dependent to a significant extent on national, regional and local economic conditions, particularly those that affect our guests that frequently patronize our restaurants. In particular, where our customers' disposable income is reduced (such as by job losses, credit constraints and higher housing, tax, energy, interest or other costs) or where the perceived wealth of customers has decreased (because of circumstances such as lower residential real estate values, increased foreclosure rates, increased tax rates or other economic disruptions), our restaurants have in the past experienced, and may in the future experience, lower sales and customer traffic as customers choose lower-cost alternatives or other alternatives to dining out. The resulting decrease in our customer traffic or average sales per transaction has had an adverse effect in the past, and could in the future have a material adverse effect, on our business.

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
In the event that legislation having a negative impact on our business is adopted, it could have a material adverse impact on us. For example, substantial increases in the minimum wage or state or Federal unemployment taxes could adversely affect our financial condition and results of operations. Local zoning or building codes or regulations can cause substantial delays in our ability to build and open new restaurants. Any failure to obtain and maintain required licenses, permits and approvals could also adversely affect our operating results.
We are continuing to assess the various provisions of the comprehensive federal health care reform law enacted in 2010, including its estimated impact on our business as provisions becomes effective. There are no assurances that a combination of cost management and menu price increases can offset all of the potential increased costs associated with these regulations.
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
The leases for our restaurant locations (except for acquired BKC restaurants sub-leased by BKC to us which have an underlying lease term of less than 20 years) generally have initial terms of 20 years, and typically provide for renewal options in five year increments as well as for rent escalations. Generally, our leases are “net” leases, which require us to pay all of the costs of insurance, taxes, maintenance and utilities. Additional sites that we lease are likely to be subject to similar long-term non-cancelable leases. We generally cannot cancel our leases. If an existing or future restaurant is not profitable, and we decide to close it, we may nonetheless be obligated to perform our monetary obligations under the applicable lease including, among other things, paying all amounts due for the balance of the lease term. In addition, as each of our leases expire, we may fail to negotiate renewals, either on commercially acceptable terms or any terms at all, which could cause us to close restaurants in desirable locations.
An increase in food costs could adversely affect our operating results.
Our profitability and operating margins are dependent in part on our ability to anticipate and react to changes in food costs. Changes in the price or availability of certain food products could affect our ability to offer broad menu and price offerings to guests and could materially adversely affect our profitability and reputation. The type, variety, quality and price of beef, chicken, produce and cheese can be subject to change and to factors beyond our control, including weather, governmental regulation, availability and seasonality, each of which may affect our food costs or cause a disruption in our supply. For example, weather patterns in recent years have resulted in lower than normal levels of rainfall in key agricultural states such as California, impacting the price of water and the corresponding prices of food commodities grown in states facing drought conditions. Our food distributors or suppliers also may be affected by higher costs to produce and transport commodities used in our restaurants, higher minimum wage and benefit costs and other expenses that they pass through to their customers, which could result in higher costs for goods and services supplied to us. Although RSI is able to contract for certain food commodities for periods up to one year, the pricing and availability of some commodities used in our operations are not locked in for periods of longer than one week or at all. We do not currently use financial instruments to hedge our risk to market fluctuations in the price of beef, produce and other food products. We may not be able to anticipate and react to changing food costs (including anticipated increases in food costs in 2014) through menu price adjustments in the future, which could negatively impact our results of operations.
Security breaches of confidential guest information in connection with our electronic processing of credit and debit card transactions may adversely affect our business.
A significant amount of our restaurant sales are by credit or debit cards. Other restaurants and retailers have recently experienced security breaches in which credit and debit card information of their customers was compromised. We may in the future become subject to lawsuits or other proceedings for purportedly fraudulent transactions arising out of the actual or alleged theft of our guests' credit or debit card information. Any such claim or proceeding, or any adverse publicity resulting from these allegations, may have a material adverse effect on us and our restaurants.
We depend on information technology and any material failure of that technology could impair our ability to efficiently operate our business.
We rely on information systems across our operations, including, for example, point-of-sale processing in our restaurants, procurement and payment to other significant suppliers, collection of cash, and payment of other financial obligations and various other processes and procedures. Our ability to efficiently manage our business depends significantly on the reliability and capacity of these systems. The failure of these systems to operate effectively, problems with maintenance, upgrading or transitioning to replacement systems or a breach in security of these systems could cause delays in customer service and reduce efficiency in our operations. Significant capital investments might be required to remediate any problems.

Carrols is currently a guarantor under 35 Fiesta restaurant property leases and the primary lessee on five Fiesta restaurant property leases, and any default under such property leases by Fiesta may result in substantial liabilities to us.
Carrols currently is a guarantor under 35 Fiesta restaurant property leases. The Separation and Distribution Agreement, which we refer to as the "separation agreement", dated as of April 24, 2012 and entered into in connection with the spin-off among Carrols, Fiesta and us provides that the parties will cooperate and use their commercially reasonable efforts to obtain the release of such guarantees. Unless and until any such guarantees are released, Fiesta agrees to indemnify Carrols for any losses or liabilities or expenses that it may incur arising from or in connection with any such lease guarantees.
Carrols is currently a primary lessee of five Fiesta restaurants which it subleases to Fiesta. The separation agreement provides that the parties will cooperate and use their commercially reasonable efforts to cause Fiesta or a subsidiary of Fiesta to enter into a new master lease or individual leases with the lessor with respect to the Fiesta restaurants where Carrols is currently a lessee. The separation agreement provides that until such new master lease or such individual leases are entered into, (i) Carrols will perform its obligations under the master lease for the five Fiesta restaurants where it is a lessee and (ii) the parties will cooperate and use their commercially reasonable efforts to enter into with the lessor a non-disturbance agreement or similar agreement which shall provide that Fiesta or one of its subsidiaries shall become the lessee under such master lease with respect to such Fiesta restaurants and perform Carrols' obligations under such master lease in the event of a breach or default by Carrols.
Such guarantees may never be released and a new master lease with respect to the five Fiesta properties where Carrols is the primary lessee may never be entered into by Fiesta. Any losses or liabilities that may arise in connection such guarantees or the master lease where Carrols is not able to receive indemnification from Fiesta may result in substantial liabilities to us and could have a material adverse effect on our business.
We and our stockholders may be subject to substantial liabilities if the spin-off is treated as a taxable transaction.
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
The Tax Matters Agreement, which we refer to as the "tax matters agreement", dated as of April 24, 2012 and entered into by Fiesta with us in connection with the spin-off (1) governs the allocation of the tax assets and liabilities between Fiesta, and us, (2) provides for certain restrictions and indemnities in connection with the tax treatment of the spin-off and (3) addresses certain other tax related matters including, without limitation, those relating to (a) the obligations of Fiesta and us with respect to the preparation of filing of tax returns for all periods, and (b) the control of any income tax audits and any indemnities with respect thereto. In the tax matters agreement, we have agreed to indemnify Fiesta for losses and taxes imposed on Fiesta and its affiliates resulting from our breach of our representations or covenants or our undertaking not to take certain post-spin-off actions, including with respect to our stock or assets, that would be inconsistent with or cause to be untrue any material information, covenant, or representation made in connection with the private letter ruling obtained by us from the IRS or otherwise cause the spin-off or the transfer to Fiesta of assets and the assumption by Fiesta of liabilities in connection with the spin-off to be subject to tax. Further, the tax matters agreement provides that we will be responsible for 50% of the losses and taxes of Carrols Restaurant Group and our affiliates and Fiesta and its affiliates resulting from the spin-off or the related transfer of assets and assumption of liabilities that are not attributable to any such action of ours or an equivalent action by Fiesta and its affiliates.
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
The trading price of our common stock may fluctuate substantially. The price of our common stock that will prevail in the market may be higher or lower than the price you pay, depending on many factors, some of which are beyond our control. Broad market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance. The fluctuations could cause a loss of all or part of an investment in our common stock. Factors that could cause fluctuation in the trading price of our common stock may include, but are not limited to the following:

•	price and volume fluctuations in the overall stock market from time to time;

•	significant volatility in the market price and trading volume of companies generally or restaurant companies;

•	actual or anticipated variations in the earnings or operating results of our company or our competitors;

•	actual or anticipated changes in financial estimates by us or by any securities analysts who might cover our stock or the stock of other companies in our industry;

•	market conditions or trends in our industry and the economy as a whole;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships or divestitures and our ability to complete any such transaction;

•	announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;

•	capital commitments;

•	changes in accounting principles;

•	additions or departures of key personnel;

•	sales of our common stock, including sales of large blocks of our common stock or sales by our directors and officers; and

•	the trading price of our common stock might also decline in reaction to events that affect BKC.
In addition, if the market for restaurant company stocks or the stock market in general experiences loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, results of operations or financial condition. The trading price of our common stock might also decline in reaction to events that affect other companies in our industry or related industries even if these events do not directly affect us.
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

The concentrated ownership of our capital stock by insiders will likely limit our stockholders' ability to influence corporate matters.
Our executive officers, directors and BKC together beneficially own approximately 33.3% of our outstanding common stock as of February 27, 2014 (assuming conversion of the Series A Preferred Stock). In addition, due to the issuance of Series A Preferred Stock to BKC in connection with our 2012 acquisition, BKC beneficially owns approximately 28.4% of our common stock as of February 27, 2014 (assuming conversion of the Series A Preferred Stock). In addition, our executive officers and directors (excluding directors affiliated with BKC) together beneficially own approximately 6.8% of our common stock outstanding as of February 27, 2014 (excluding conversion of the Series A Preferred Stock). As a result, our executive officers, directors and BKC, if they act as a group, will be able to significantly influence matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions such as mergers and acquisitions. The directors will have the authority to make decisions affecting our capital structure, including the issuance of additional debt and the declaration of dividends. BKC may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of us that other stockholders may view as beneficial, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately depress the market price of our common stock.
We do not expect to pay any cash dividends for the foreseeable future, and the indenture governing the Notes and the senior credit facility limit our ability to pay dividends to our stockholders.
We do not anticipate that we will pay any cash dividends to holders of our common stock in the foreseeable future. The absence of a dividend on our common stock may increase the volatility of the market price of our common stock or make it more likely that the market price of our common stock will decrease in the event of adverse economic conditions or adverse developments affecting our company. Additionally, the indenture governing the Notes and our senior credit facility limit, and the debt instruments that we may enter into in the future may limit our ability to pay dividends to our stockholders.
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
As a result of our substantial indebtedness, a significant portion of our cash flow will be required to pay interest and principal on our outstanding indebtedness, and we may not generate sufficient cash flow from operations, or have future borrowings available under our senior credit facility, to enable us to repay our indebtedness, including the Notes, or to fund other liquidity needs. As of December 29, 2013, we had approximately $160.5 million of total indebtedness outstanding (consisting of $150.0 million of Notes, $1.2 million of lease financing obligations and $9.3 million of capital leases and other debt) and $12.4 million of borrowing availability under our senior credit facility (after reserving $7.6 million for letters of credit issued under our senior credit facility), which would effectively rank senior to the Notes.
Our substantial indebtedness could have important consequences to our stockholders. For example, it could:

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

•	restrict our ability to acquire additional restaurants;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	increase our cost of borrowing;

•	place us at a competitive disadvantage compared to our competitors that may have less debt; and

•	limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions, debt service requirements or general corporate purposes.
We expect to use cash flow from operations to meet our current and future financial obligations, including funding our operations, debt service and capital expenditures. Our ability to make these payments depends on our future performance, which will be affected by financial, business, economic and other factors, many of which we cannot control. Our business may not generate sufficient cash flow from operations in the future, which could result in our being unable to repay indebtedness, or to fund other liquidity needs. If we do not have enough money, we may be forced to reduce or delay our business activities and capital expenditures (including our restaurant remodeling obligations under the operating agreement), sell assets, obtain additional debt or equity capital or restructure or refinance all or a portion of our debt, including our senior credit facility and the Notes, on or before maturity. We cannot make any assurances that we will be able to accomplish any of these alternatives on terms acceptable to us, or at all. In addition, the terms of existing or future indebtedness, including the agreements for our senior credit facility, may limit our ability to pursue any of these alternatives.
Despite current indebtedness levels and restrictive covenants, we may still be able to incur more debt or make certain restricted payments, which could further exacerbate the risks described above.
We and our subsidiaries may be able to incur additional debt in the future, including debt that may be secured on a first lien basis or pari passu with the Notes. Although our senior credit facility and the indenture governing the Notes contains restrictions on our ability to incur indebtedness, those restrictions are subject to a number of exceptions. In addition, if we are able to designate some of our restricted subsidiaries under the indenture governing the Notes as unrestricted subsidiaries, those unrestricted subsidiaries would be permitted to borrow beyond the limitations specified in the indenture governing the Notes and engage in other activities in which restricted subsidiaries may not engage. We may also consider investments in joint ventures or acquisitions, which may increase our indebtedness. Moreover, although our senior credit facility and the indenture governing the Notes contains restrictions on our ability to make restricted payments, including the declaration and payment of dividends, we are able to make such restricted payments under certain circumstances. Adding new debt to current debt levels or making restricted payments could intensify the related risks that we and our subsidiaries now face.
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
These covenants limit our operational flexibility and could prevent us from taking advantage of business opportunities as they arise, growing our business or competing effectively. In addition, our senior credit facility requires us to maintain specified financial ratios and satisfy other financial condition tests, although we are not required to be in compliance with such ratios as long as the senior credit facility is cash collateralized. Our ability to meet these financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet these tests.

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
We may not have the funds necessary to satisfy all of our obligations under our senior credit facility, the Notes or other indebtedness in connection with certain change of control events.
Upon the occurrence of specific kinds of change of control events, the indenture governing the Notes requires us to make an offer to repurchase all outstanding Notes at 101% of the principal amount thereof, plus accrued and unpaid interest (and additional interest, if any) to the date of repurchase. However, it is possible that we will not have sufficient funds, or the ability to raise sufficient funds, at the time of the change of control to make the required repurchase of the Notes. In addition, restrictions under our senior credit facility may not allow us to repurchase the Notes upon a change of control. If we could not refinance such debt or otherwise obtain a waiver from the holders of such debt, we would be prohibited from repurchasing the Notes, which would constitute an event of default under the indenture. Certain important corporate events, such as leveraged recapitalizations that would increase the level of our indebtedness, would not constitute a “Change of Control” under the indenture.
In addition, our senior credit facility provides that certain change of control events constitute an event of default under such senior credit facility. Such an event of default entitles the lenders thereunder to, among other things, cause all outstanding debt obligations under the senior credit facility to become due and payable and to proceed against the collateral securing such senior credit facility. Any event of default or acceleration of the senior credit facility will likely also cause a default under the terms of our other indebtedness.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
As of December 29, 2013, we owned eight and leased 556 Burger King restaurant properties including six restaurants located in mall shopping centers, two restaurants located on military bases and twenty-two co-branded locations.
We typically enter into leases (including renewal options) ranging from 20 to 40 years. The average remaining term for all leases, including options, was approximately 20.5 years at December 29, 2013. Generally, we have been able to renew leases, upon or prior to their expiration, at the prevailing market rates, although there can be no assurance that this will continue to occur.

Most of our Burger King restaurant leases are coterminous with the related franchise agreements. We believe that we generally will be able to renew at commercially reasonable rates the leases whose terms expire prior to the expiration of that location's Burger King franchise agreement, although there can be no assurance that this will occur.
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
In addition to the restaurant locations set forth under Item 1. “Business-Restaurant Locations”, we own a building with approximately 25,300 square feet at 968 James Street, Syracuse, New York, which houses our executive offices and most of our administrative operations for our Burger King restaurants. We also lease seven small regional offices that support the management of our Burger King restaurants.
ITEM 3. LEGAL PROCEEDINGS
On August 21, 2012 Alan Vituli, our former chairman and chief executive officer, filed an action in the Superior Court of the State of Delaware against us and Carrols. On October 1, 2013 Mr. Vituli filed an amended and supplemental complaint (the "Amended Complaint") which, among other things, added Fiesta Restaurant Group, now an independent public company, but our indirect wholly-owned subsidiary for the time period at issue in the Amended Complaint, as a defendant. The Amended Complaint alleges, among other things, breach of Mr. Vituli's employment agreement with us, fraud, and fraudulent inducement in connection with Mr. Vituli’s departure as chief executive officer, chairman, and director of Carrols Restaurant Group and Carrols and as non-executive chairman and director of Fiesta Restaurant Group, that he was wrongfully deprived of observer rights on the board of directors of Carrols Restaurant Group after his departure from such board and that he was underpaid a portion of his bonus for fiscal 2011. The relief sought by Mr. Vituli includes damages of $3.55 million in the aggregate, unspecified consequential and punitive damages, attorney’s fees and costs and various requests for declaratory judgment. We believe that that all of the claims raised by Mr. Vituli are without merit. We will vigorously contest and defend against this action and Mr. Vituli’s claims.
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

ITEM 4. MINE SAFETY DISCLOSURES
None.

PART II
ITEM  5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock trades on The NASDAQ Global Market under the symbol “TAST”. On February 27, 2014, there were 23,711,096 shares of our common stock outstanding held by 765 holders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our common stock whose shares are held in the names of various securities brokers, dealers, and registered clearing agencies. The closing price of our common stock on February 27, 2014 was $6.52. The closing price of our common stock on May 7, 2012, the date of the spin-off, was $15.08. The closing price of our common stock on May 8, 2012, the date following the spin-off, was $4.44.
The following table sets forth the range of high and low closing prices of our common stock for the periods indicated, as reported by The NASDAQ Global Market and after May 7, 2012, reflects the spin-off of FIesta Restaurant Group:

	Common Stock Price (1)
	High	Low
Year Ended December 29, 2013
First Quarter	$6.40	$5.00
Second Quarter	6.64	4.71
Third Quarter	6.89	6.01
Fourth Quarter	6.70	5.34

Year Ended December 30, 2012
First Quarter	$15.42	$11.02
Second Quarter	15.51	4.44
Third Quarter	6.17	5.18
Fourth Quarter	6.65	5.92

(1) Stock prices prior to the second quarter of 2012 were before the spin-off of Fiesta Restaurant Group, Inc.
Dividends
We did not pay any cash dividends during the fiscal years 2013 or 2012.We currently intend to continue to retain all available funds to fund the development and growth of our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future. In addition, we are a holding company and conduct all of our operations through our direct and indirect subsidiaries. As a result, for us to pay dividends, we need to rely on dividends or distributions to us from Carrols and indirectly from subsidiaries of Carrols. The indenture governing the Notes and our senior credit facility limits, and debt instruments that we and our subsidiaries may enter into in the future may limit, our ability to pay dividends to our stockholders.

Stock Performance Graph
The following graph compares from December 31, 2008 the cumulative total stockholder return on our common stock over the cumulative total returns of The NASDAQ Composite Index and a peer group, The S&P SmallCap 600 Restaurants Index. We have elected to use the S&P SmallCap 600 Restaurant Index in compiling our stock performance graph because we believe the S&P SmallCap 600 Restaurant Index represents a comparison to competitors with similar market capitalization as us. The following graph is based on the closing price of our common stock from December 31, 2008 through December 31, 2013.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Carrols Restaurant Group, Inc., the NASDAQ Composite Index, and S&P SmallCap 600 Restaurants

$1,000
$800
$600
$400
$200
$0
12/31/08
12/31/09
12/31/10
12/31/11
12/31/12
12/31/13
Carrols Restaurant Group, Inc.
NASDAQ Composite
S&P SmallCap 600 Restaurants

* $100 invested on 12/31/2008 in stock or index, including reinvestment of dividends.

	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
Carrols Restaurant Group, Inc.	$100.00	$261.85	$274.81	$428.52	$795.14	$878.91
NASDAQ Composite	$100.00	$144.84	$170.58	$171.34	$200.03	$283.43
S&P SmallCap 600 Restaurants	$100.00	$136.39	$185.18	$184.71	$221.49	$357.09

ITEM 6. SELECTED FINANCIAL DATA
The information in the following table should be read together with "Financial Statements and Supplementary Data," and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K. Reported amounts below present the historical operating results and cash flows of Fiesta for periods prior to May 7, 2012 as discontinued operations. On May 30, 2012, we acquired 278 restaurants from BKC. The results of operations of the acquired BKC restaurants are included in our consolidated operating results from May 31, 2012, the day following the closing of the 2012 acquisition. These historical results are not necessarily indicative of the results to be expected in the future. Our fiscal years ended January 2, 2011, January 1, 2012, December 30, 2012 and December 29, 2013 each contained 52 weeks. Our fiscal year ended January 3, 2010 contained 53 weeks.

	Year Ended
	January 3, 2010	January 2, 2011	January 1, 2012	December 30, 2012	December 29, 2013
	(In thousands of dollars, except share and per share data)
Statements of operations data:
Restaurant sales	$384,020	$357,073	$347,518	$539,608	$663,483
Costs and expenses:
Cost of sales	105,376	105,399	103,860	172,698	201,532
Restaurant wages and related expenses (1)	119,321	112,534	109,155	169,857	208,404
Restaurant rent expense	23,981	23,169	22,665	37,883	47,198
Other restaurant operating expenses (1)	57,377	54,602	53,389	88,883	106,508
Advertising expense	16,213	14,966	14,424	22,257	29,615
General and administrative (1)(2)	20,561	19,210	20,982	36,085	37,228
Depreciation and amortization	14,714	15,354	16,058	26,321	33,594
Impairment and other lease charges	487	709	1,293	977	4,462
Other expense (income) (3)	79	(444)	(720)	(717)	17
Total operating expenses	358,109	345,499	341,106	554,244	668,558
Income (loss) from operations	25,911	11,574	6,412	(14,636)	(5,075)
Interest expense	8,907	8,957	7,353	12,764	18,841
Loss on extinguishment of debt	—	—	1,244	1,509	—
Income (loss) from continuing operations before income taxes	17,004	2,617	(2,185)	(28,909)	(23,916)
Provision (benefit) for income taxes	5,930	807	(1,661)	(10,093)	(10,397)
Net income (loss) from continuing operations	11,074	1,810	(524)	(18,816)	(13,519)
Income (loss) from discontinued operations, net of income taxes	10,761	10,106	11,742	(72)	—
Net income (loss)	$21,835	$11,916	$11,218	$(18,888)	$(13,519)
Per share data:
Basic net income (loss) per share:
Continuing operations	$0.51	$0.08	$(0.02)	$(0.83)	$(0.59)
Discontinued operations	$0.50	$0.47	$0.54	$—	$—
Diluted net income (loss) per share:
Continuing operations	$0.51	$0.08	$(0.02)	$(0.83)	$(0.59)
Discontinued operations	$0.49	$0.46	$0.54	$—	$—
Weighted average shares used in computing net income (loss) per share:
Basic	21,594,366	21,620,550	21,677,837	22,580,468	22,958,963
Diluted	21,768,683	21,835,417	21,677,837	22,580,468	22,958,963

	Year Ended
	January 3, 2010	January 2, 2011	January 1, 2012	December 30, 2012	December 29, 2013
	(In thousands of dollars, except restaurant weekly sales data)
Other financial data:
Net cash provided from operating activities	$46,409	$32,260	$33,448	$18,207	$21,581
Total capital expenditures	20,817	13,649	27,771	37,642	50,486
Net cash used for investing activities	17,459	12,626	25,961	65,908	50,486
Net cash provided from (used for) financing activities	(29,276)	(19,621)	2,943	69,301	(1,083)
Operating Data:
Restaurants (at end of period)	312	305	298	572	564
Average number of restaurants	313.2	307.3	301.2	457.0	563.8
Average annual sales per restaurant (4)	1,226,117	1,161,969	1,153,778	1,180,761	1,176,806
Adjusted EBITDA (5)	41,980	28,537	25,448	24,972	34,271
Adjusted Restaurant-Level EBITDA (5)	61,752	46,403	44,025	52,415	70,226
Change in comparable restaurant sales (6)	(2.6)%	(4.3)%	(1.4)%	7.1%	1.0%
Balance sheet data (at end of period):
Total assets	$439,977	$426,302	$458,392	$346,256	$329,481
Working capital	(40,170)	(39,646)	(11,620)	7,478	(21,974)
Debt:
Senior and senior subordinated debt	271,900	252,250	267,375	150,000	150,000
Capital leases	1,193	1,202	1,144	10,295	9,336
Lease financing obligations	9,999	10,061	10,064	1,197	1,200
Total debt	$283,092	$263,513	$278,583	$161,492	$160,536
Stockholders’ equity	$31,404	$44,907	$59,157	$90,173	$77,204

(1)
Acquisition and integration expenses were included for the twelve months ended December 30, 2012 as follows: $1,800 in restaurant wages and related expenses, $2,585 in other restaurant operating expenses and $1,657 in general and administrative expenses. The twelve months ended January 1, 2012 included $458 of acquisition expenses in general and administrative expenses.

(2)
General and administrative expenses include stock-based compensation expense for the year ended January 3, 2010, January 2, 2011, January 1, 2012, December 30, 2012 and December 29, 2013 of $868, $884, $1,037, $925 and $1,205, respectively.

(3)
In fiscal 2012, we recorded net gains of $0.7 million related to property insurance recoveries from fires at two restaurants. In fiscal 2011, we recorded other income of $0.7 million which included a gain of $0.3 million related to the sale of a non-operating Burger King property, gains of $0.3 million related to property insurance recoveries from fires at two Burger King restaurants and a gain of $0.1 million related to a business interruption insurance recovery from storm damage at a Burger King restaurant. Other income in fiscal 2010 was related to a property insurance recovery from a fire at a Burger King restaurant. Other expense in fiscal 2009 included a loss of $0.1 million associated with a sale-leaseback of a restaurant property. See Note 11 to the consolidated financial statements.

(4)	Average annual sales per restaurant are derived by dividing restaurant sales by the average number of restaurants operating during the period.

(5)
EBITDA, Adjusted EBITDA and Adjusted Restaurant-Level EBITDA are non-GAAP financial measures. EBITDA represents net income (loss) from continuing operations, before provision (benefit) for income taxes, interest expense and depreciation and amortization. Adjusted EBITDA represents EBITDA as adjusted to exclude impairment and other lease charges, acquisition and integration costs, EEOC litigation and settlement costs, stock compensation expense and gains and losses on extinguishment of debt. Adjusted Restaurant-Level EBITDA represents income (loss) from operations as adjusted to exclude restaurant-level integration costs, general and administrative expenses, depreciation and amortization, impairment and other lease charges, and other expense (income).

We are presenting Adjusted EBITDA and Adjusted Restaurant-Level EBITDA because we believe that they provide a more meaningful comparison than EBITDA of our core business operating results, as well as with those of other similar companies. Additionally, we present Adjusted Restaurant-Level EBITDA because it excludes the impact of general and administrative expenses, restaurant-level integration costs, and other expense (income), all of which are non-recurring at the restaurant level. Management believes that Adjusted EBITDA and Adjusted Restaurant-Level EBITDA, when viewed with our results of operations in accordance with GAAP and the accompanying reconciliations in the table above, provide useful information about operating performance and period-over-period growth, and provide additional information that is useful for evaluating the operating performance of our core business without regard to potential distortions. Additionally, management believes that Adjusted EBITDA and Adjusted Restaurant-Level EBITDA permit investors to gain an understanding of the factors and trends affecting our ongoing cash earnings, from which capital investments are made and debt is serviced.
However, EBITDA, Adjusted EBITDA and Adjusted Restaurant-Level EBITDA are not measures of financial performance or liquidity under GAAP and, accordingly, should not be considered as alternatives to net income (loss) from continuing operations, income (loss) from operations or cash flow from operating activities as indicators of operating performance or liquidity. Also, these measures may not be comparable to similarly titled captions of other companies.

EBITDA, Adjusted EBITDA and Adjusted Restaurant-Level EBITDA have important limitations as analytical tools.  These limitations include the following:

•
EBITDA, Adjusted EBITDA and Adjusted Restaurant-Level EBITDA do not reflect our capital expenditures, future requirements for capital expenditures or contractual commitments to purchase capital equipment;

•	EBITDA, Adjusted EBITDA and Adjusted Restaurant-Level EBITDA do not reflect the interest expense or the cash requirements necessary to service principal or interest payments on our debt;

•
Although depreciation and amortization are non-cash charges, the assets that we currently depreciate and amortize will likely have to be replaced in the future, and EBITDA, Adjusted EBITDA and Adjusted Restaurant-Level EBITDA do not reflect the cash required to fund such replacements; and

•
EBITDA, Adjusted EBITDA and Adjusted Restaurant-Level EBITDA do not reflect the effect of earnings or charges resulting from matters that our management does not consider to be indicative of our ongoing operations.  However, some of these charges (such as impairment expense) have recurred and may reoccur.

Reconciliations of EBITDA and Adjusted EBITDA to net income (loss) from continuing operations and Adjusted Restaurant-Level EBITDA to income (loss) from operations are as follows:

	Year Ended
Reconciliation of EBITDA and Adjusted EBITDA:	January 3, 2010	January 2, 2011	January 1, 2012	December 30, 2012	December 29, 2013
Net income (loss) from continuing operations	$11,074	$1,810	$(524)	$(18,816)	$(13,519)
Provision (benefit) for income taxes	5,930	807	(1,661)	(10,093)	(10,397)
Interest expense	8,907	8,957	7,353	12,764	18,841
Depreciation and amortization	14,714	15,354	16,058	26,321	33,594
EBITDA	40,625	26,928	21,226	10,176	28,519
Impairment and other lease charges	487	709	1,293	977	4,462
Acquisition and integration costs	—	—	458	6,042	—
EEOC litigation and settlement costs	—	16	190	5,343	85
Stock compensation expense	868	884	1,037	925	1,205
Loss on extinguishment of debt	—	—	1,244	1,509	—
Adjusted EBITDA	$41,980	$28,537	$25,448	$24,972	$34,271

Reconciliation of Adjusted Restaurant-Level EBITDA:
Adjusted Restaurant-Level EBITDA	$61,752	$46,403	$44,025	$52,415	$70,226
Less:
Restaurant-level integration costs	—	—	—	4,385	—
General and administrative expenses	20,561	19,210	20,982	36,085	37,228
Depreciation and amortization	14,714	15,354	16,058	26,321	33,594
Impairment and other lease charges	487	709	1,293	977	4,462
Other expense (income)	79	(444)	(720)	(717)	17
Income (loss) from operations	$25,911	$11,574	$6,412	$(14,636)	$(5,075)

(6)
Restaurants are included in comparable restaurant sales after they have been open or owned for 12 months. Sales from our acquired BKC restaurants are included in changes in our comparable restaurant sales beginning in June 2013.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
We use a 52-53 week fiscal year ending on the Sunday closest to December 31. The fiscal years ended December 29, 2013, December 30, 2012 and January 1, 2012 each contained 52 weeks.
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
Operating Results from Continuing Operations—an analysis of our results of operations for the years ended December 29, 2013, December 30, 2012 and January 1, 2012 including a review of the material items and known trends and uncertainties.
Liquidity and Capital Resources—an analysis of historical information regarding our sources of cash and capital expenditures, the existence and timing of commitments and contingencies, changes in capital resources and a discussion of cash flow items affecting liquidity.
Application of Critical Accounting Policies—an overview of accounting policies requiring critical judgments and estimates.
Effects of New Accounting Standards—a discussion of new accounting standards and any implications related to our consolidated financial statements.
Company Overview
We are one of the largest restaurant companies in the United States and have been operating restaurants for more than 50 years. We are the largest Burger King franchisee in the world and have operated Burger King restaurants since 1976. As of December 29, 2013, we operated 564 Burger King restaurants in 13 states. On May 30, 2012, we acquired 278 restaurants from BKC, which we refer to as the "acquired BKC restaurants". All of our other Burger King restaurants are referred to as our "legacy restaurants". Our former indirect wholly-owned subsidiary, Fiesta Restaurant Group, Inc., which we refer to as "Fiesta”, was spun off by us to our stockholders on May 7, 2012. The results of operations and cash flows of Fiesta are presented as discontinued operations in our consolidated financial statements for all periods presented. The discussion in our MD&A is focused on our continuing Burger King restaurant operations. Sales from our acquired BKC restaurants are included in changes in our comparable restaurant sales beginning in June 2013.
The following is an overview of the key financial measures discussed in our results of operations:

•
Restaurant sales consist of food and beverage sales at our restaurants, net of discounts and excluding sales tax collected. Restaurant sales are influenced by changes in comparable restaurant sales, menu price increases, new restaurant openings and closures of restaurants. Restaurants are included in comparable restaurant sales after they have been open for 12 months. For comparative purposes, the calculation of the changes in comparable restaurant sales is based on a 52-week year.

•
Cost of sales consists of food, paper and beverage costs including packaging costs, less purchase discounts. Cost of sales is generally influenced by changes in commodity costs, the sales mix of items sold and the effectiveness of our restaurant-level controls to manage food and paper costs.

•
Restaurant wages and related expenses include all restaurant management and hourly productive labor costs and related benefits, employer payroll taxes and restaurant-level bonuses. Payroll and related benefits are subject to inflation, including minimum wage increases and increased costs for health insurance, workers’ compensation insurance and federal and state unemployment insurance.

•
Restaurant rent expense includes base rent and contingent rent on our leases characterized as operating leases, the amortization of favorable and unfavorable leases and is reduced by the amortization of deferred gains on sale-leaseback transactions.

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

•
EBITDA, Adjusted EBITDA and Adjusted Restaurant-Level EBITDA. EBITDA, Adjusted EBITDA and Adjusted Restaurant-Level EBITDA are non-GAAP financial measures. EBITDA represents net income (loss) from continuing operations, before provision (benefit) for income taxes, interest expense and depreciation and amortization. Adjusted EBITDA represents EBITDA as adjusted to exclude impairment and other lease charges, acquisition and integration costs,

EEOC litigation and settlement costs, stock compensation expense and loss on extinguishment of debt. Adjusted Restaurant-Level EBITDA represents income (loss) from operations as adjusted to exclude restaurant-level integration costs, general and administrative expenses, depreciation and amortization, impairment and other lease charges, and other expense (income).
We are presenting Adjusted EBITDA and Adjusted Restaurant-Level EBITDA because we believe that they provide a more meaningful comparison than EBITDA of our core business operating results, as well as with those of other similar companies. Additionally, we present Adjusted Restaurant-Level EBITDA because it excludes the impact of general and administrative expenses, restaurant integration costs, and other expense (income), all of which are non-recurring at the restaurant level. Management believes that Adjusted EBITDA and Adjusted Restaurant-Level EBITDA, when viewed with our results of operations in accordance with GAAP and the accompanying reconciliations in the table above, provide useful information about operating performance and period-over-period growth, and provide additional information that is useful for evaluating the operating performance of our core business without regard to potential distortions. Additionally, management believes that Adjusted EBITDA and Adjusted Restaurant-Level EBITDA permit investors to gain an understanding of the factors and trends affecting our ongoing cash earnings, from which capital investments are made and debt is serviced.
However, EBITDA, Adjusted EBITDA and Adjusted Restaurant-Level EBITDA are not measures of financial performance or liquidity under GAAP and, accordingly, should not be considered as alternatives to net income (loss) from continuing operations, income (loss) from operations or cash flow from operating activities as indicators of operating performance or liquidity. Also, these measures may not be comparable to similarly titled captions of other companies. For a reconciliation between between net income (loss ) from continuing operations and EBITDA and Adjusted EBITDA and between Adjusted Restaurant-Level EBITDA and income (loss) from operations see page 38.
EBITDA, Adjusted EBITDA and Adjusted Restaurant-Level EBITDA have important limitations as analytical tools.  These limitations include the following:

•
EBITDA, Adjusted EBITDA and Adjusted Restaurant-Level EBITDA do not reflect our capital expenditures, future requirements for capital expenditures or contractual commitments to purchase capital equipment;

•	EBITDA, Adjusted EBITDA and Adjusted Restaurant-Level EBITDA do not reflect the interest expense or the cash requirements necessary to service principal or interest payments on our debt;

•
Although depreciation and amortization are non-cash charges, the assets that we currently depreciate and amortize will likely have to be replaced in the future, and EBITDA, Adjusted EBITDA and Adjusted Restaurant-Level EBITDA do not reflect the cash required to fund such replacements; and

•
EBITDA, Adjusted EBITDA and Adjusted Restaurant-Level EBITDA do not reflect the effect of earnings or charges resulting from matters that our management does not consider to be indicative of our ongoing operations. However, some of these charges (such as impairment and other lease charges) have recurred and may reoccur.

•
Depreciation and amortization primarily includes the depreciation of fixed assets, including equipment, owned buildings and leasehold improvements utilized in our restaurants, the amortization of franchise rights from our acquisitions of restaurants and the amortization of franchise fees paid to BKC.

•
Impairment and other lease charges are determined through our assessment of the recoverability of property and equipment and intangible assets by determining whether the carrying value of these assets can be recovered over their respective remaining lives through undiscounted future operating cash flows. A potential impairment charge is evaluated whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable. Lease charges are recorded for our obligations under the related leases for closed locations net of estimated sublease recoveries. At December 29, 2013, there are $1.5 million of lease charges accrued for closed locations.

•
Interest expense consists primarily of interest expense associated with our 11.25% Senior Secured Second Lien Notes due 2018, amortization of deferred financing costs and borrowings under our prior Carrols LLC senior secured credit facility. There were no borrowings under our existing senior credit facility in 2013 or 2012.

Recent and Future Events Affecting our Results of Operations
Acquisition of Burger King Restaurants
On May 30, 2012, we acquired 278 restaurants from BKC, for a purchase price consisting of (i) a 28.9% equity ownership interest, (ii) $3.8 million for cash on hand and inventory at the acquired BKC restaurants and (iii) $9.4 million of franchise fees and $3.6 million for BKC’s assignment of its right of first refusal on franchisee restaurant transfers in 20 states pursuant to an operating agreement entered into at closing. The amount for the ROFR is payable in quarterly payments over five years. We also entered into new franchise agreements pursuant to the purchase and operating agreements and entered into leases with BKC for all of the acquired BKC restaurants, including leases for 81 restaurants owned in fee by BKC and subleases for 197 restaurants under terms substantially the same as BKC’s underlying leases for those properties. Pursuant to the operating agreement, we also agreed to remodel 455 Burger King restaurants to BKC’s 20/20 restaurant image by 2015. As of December 29, 2013 we had remodeled a total of 201 restaurants to the 20/20 restaurant image at an average cost of approximately $300,000 and we currently anticipate remodeling 65 to 75 restaurants in 2014.
The results of operations of the acquired BKC restaurants have been included in our operating results from May 31, 2012, the day following the closing of the 2012 acquisition.
Spin-off of Fiesta Restaurant Group, Inc.
On April 16, 2012, our board of directors approved the spin-off of Fiesta, which through its subsidiaries, owned, operated and franchised the Pollo Tropical and Taco Cabana restaurant brands. In connection with the Spin-off, on April 24, 2012, we and Carrols entered into several agreements that govern our post Spin-off relationship with Fiesta, including a Separation and Distribution Agreement, Tax Matters Agreement, Employee Matters Agreement and Transition Services Agreement (“TSA”).
The historical operating results of Fiesta are included in our operating results as discontinued operations.
Amounts earned by Carrols under the TSA were $3.4 million and $3.8 million for the years ended December 29, 2013 and December 30, 2012, respectively. As of December 29, 2013, Fiesta had terminated substantially all of the services provided by us under the TSA.
Future Restaurant Closures
We evaluate the performance of our restaurants on an ongoing basis including an assessment of the current and future operating results of the restaurant in relation to its future cash flow and occupancy costs, and with regard to franchise agreement renewals, the cost of required capital improvements. We may elect to close restaurants based on these evaluations.
In 2013, we closed eleven restaurants, including one restaurant relocated within its market area and four underperforming restaurants prior to the expiration of their contractual lease term. We reserved $1.6 million for estimated future rent payments and other lease related expenses for these four locations. We may incur lease charges in the future from additional closures of underperforming restaurants, however we believe the impact of those closures will likely be accretive to EBITDA in the future.
We currently anticipate closing approximately 15 to 20 restaurants in 2014, excluding any restaurants relocated within their market area. Our determination of whether to close restaurants in the future is subject to further evaluation and may change.
We do not believe that the future impact on our consolidated results of operations due to restaurant closures at the end of their respective franchise agreements will be material, although there can be no assurance in this regard.
Valuation of Deferred Income Tax Assets
We establish a valuation allowance when it is necessary to reduce deferred tax assets to an amount for which realization is likely. We have performed the required assessment of positive and negative evidence regarding the realization of deferred income tax assets associated with our federal net operating loss carryforwards in accordance with ASC 740. We considered all available positive and negative evidence to determine whether, based on the weight of that evidence, a valuation allowance is needed for some portion or all of these deferred income tax assets. Judgment is used in considering the relative impact of negative and positive evidence. In arriving at these judgments, the weight given to the potential effect of negative and positive evidence is commensurate with the extent to which such evidence can be objectively verified.
In evaluating the objective evidence provided by historical results, we considered (among other things) the past three years of cumulative losses, projected reversals of deferred tax liabilities, recent improvements in operating results, the ability to carry-back net operating losses generated through December 30, 2012 against taxable income reported in prior years, and the year of expiration of its net operating loss carryforwards which is 2033. We also considered subjective evidence related to the forecast of expected operating results for the years over the carryforward period. The trends included in the projections of taxable income, as well as forecasts of expected operating results over the carryforward period, reflect the continued improvement in the operating results of the acquired BKC restaurants such that we will generate the requisite level of pre-tax income to realize the benefit of our deferred tax assets of $10.0 million at December 29, 2013. Additionally, the deferred tax liabilities we have considered in the assessment of the realization of deferred tax assets will reverse in the carryforward period and same jurisdiction. Based on the analysis of positive and negative evidence, we believed that there was enough positive evidence to overcome our cumulative loss position at December 29, 2013, and therefore no valuation allowance related to federal net operating losses was necessary.
We will continue to monitor and evaluate the positive and negative evidence considered in arriving at the above conclusion, in order to assess whether such conclusion remains appropriate in future periods.
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
We are continuing to assess the financial impact of the Act including the provision beginning in 2015 to offer health insurance to our hourly employees who work an average of 30 hours or more per week. Based on our analyses to date and our current activities addressing aspects of this provision operationally, we currently estimate that our cost for the health care coverage for our qualifying hourly employees would not exceed $3.0 million on an annual basis if all our eligible hourly employees elect coverage. Given the estimated annual premium cost our eligible hourly employees would incur in comparison to the annual financial penalty they would pay if they do not elect our health care coverage, we currently estimate our additional annual health care costs could range from $0.5 million to $1.0 million due solely to this provision; however there can be no assurance in this regard. For 2014, we currently anticipate additional fees due to the Act of $0.5 million associated with our current health care coverage of our employees.
Operating Results from Continuing Operations
The following table sets forth, for the years ended December 29, 2013, December 30, 2012, and January 1, 2012 selected operating results from continuing operations as a percentage of restaurant sales for all of our restaurants, our legacy restaurants and the acquired BKC restaurants:

	Year Ended
	December 29, 2013	December 30, 2012	January 1, 2012
Costs and expenses (all restaurants):
Cost of sales	30.4%	32.0%	29.9%
Restaurant wages and related expenses	31.4%	31.5%	31.4%
Restaurant rent expense	7.1%	7.0%	6.5%
Other restaurant operating expenses	16.1%	16.5%	15.4%
Advertising expense	4.5%	4.1%	4.2%
General and administrative	5.6%	6.7%	6.0%

Costs and expenses (legacy restaurants):
Cost of sales	29.6%	30.6%	29.9%
Restaurant wages and related expenses	30.6%	30.6%	31.4%
Other restaurant operating expenses	15.0%	15.0%	15.4%

Costs and expenses (acquired BKC restaurants):
Cost of sales	31.4%	34.9%
Restaurant wages and related expenses	32.4%	33.3%
Other restaurant operating expenses	17.4%	19.5%
Fiscal 2013 compared to Fiscal 2012
In 2013, we opened two new restaurants, including one restaurant relocated within its market area, and acquired one restaurant. During the same period we closed ten restaurants, excluding the relocated restaurant.

Restaurant Sales. Restaurant sales in 2013 increased 23.0% to $663.5 million from $539.6 million in 2012, due to the inclusion of a full year of sales at the acquired BKC restaurants and an increase in comparable restaurant sales of 1.0%, partially offset by the net reduction of twelve restaurants from closures since the beginning of 2012. The acquired BKC restaurants are included in comparable restaurant sales beginning in June 2013. The increase in comparable restaurant sales was due to an increase in average check of 2.0%, primarily from menu price increases of 1.9%, offset by a decline in customer traffic.
Operating Costs and Expenses (percentages stated as a percentage of restaurant sales for the restaurants being discussed). Cost of sales for all restaurants decreased to 30.4% in 2013 from 32.0% in 2012. Cost of sales at our legacy restaurants decreased to 29.6% in 2013 from 30.6% in 2012 due primarily to a favorable sales mix compared to 2012, reduced shrinkage from increased food and cash controls and the effect of menu price increases partially offset by higher promotional sales discounts. Cost of sales for our acquired BKC restaurants decreased to 31.4% in 2013 from 34.9% in 2012 due primarily to reduced shrinkage from improved food and cash controls (1.6%) and other factors similar to the above for our legacy restaurants partially offset by higher promotional sales discounts.
Restaurant wages and related expenses for all restaurants decreased to 31.4% in 2013 from 31.5% in 2012. Restaurant wages and related expenses for our legacy restaurants were 30.6% in both 2013 and 2012 as increased productive labor efficiencies were offset by higher worker’s compensation claims. Restaurant wages and related expenses for our acquired BKC restaurants decreased to 32.4% in 2013 from 33.3% in 2012 due to the implementation of labor scheduling processes in these restaurants in the last half of 2012 (1.3%) and the effect of menu price increases on fixed labor costs, partially offset by higher worker’s compensation claims.
Other restaurant operating expenses for all restaurants decreased to 16.1% in 2013 from 16.5% in 2012 due primarily to lower security costs at the acquired BKC restaurants (0.2%) and lower utility costs (0.1%). Other restaurant operating expenses at the acquired BKC restaurants decreased to 17.4% in 2013 from 19.5% in 2012 due to to lower security costs (0.6%), lower repairs and maintenance expenses (0.7%), lower utility costs (0.4%), reduced cash shortages and lower operating supply costs.
Advertising expense for all restaurants increased to 4.5% in 2013 from 4.1% in 2012 due primarily to higher spending for additional local advertising in a number of markets in connection with the 2012 acquisition. Advertising expense as a percentage of sales is lower at our legacy restaurants compared to our acquired BKC restaurants due to advertising credits received from BKC that are associated with 2012 menu enhancement initiatives and our installation of digital menu boards at our legacy restaurants. These expenditures at the acquired BKC restaurants were made prior to the 2012 acquisition.
Restaurant rent expense for all restaurants increased to 7.1% in 2013 from 7.0% in 2012 due primarily to higher rent, as a percentage of restaurant sales, associated with the acquired BKC restaurants. Rent expense at the acquired BKC restaurants was 8.2% in 2013 and 8.5% in 2012 in part reflecting the lower sales volumes at the acquired BKC restaurants. Rent expense for our legacy restaurants decreased to 6.2% in 2013 from 6.3% in 2012 due to the effect of higher sales volumes on fixed rental costs.
Adjusted Restaurant-Level EBITDA. As a result of the factors above, Adjusted Restaurant-Level EBITDA was $70.2 million in 2013 compared to $52.4 million in 2012. For a reconciliation between Adjusted Restaurant-Level EBITDA and income (loss) from operations see page 38.
General and Administrative Expenses. General and administrative expenses increased $1.1 million in 2013 to $37.2 million and, as a percentage of total restaurant sales, decreased to 5.6% in 2013 from 6.7% in 2012. The increase in general and administrative expenses was due primarily to the full year effect of costs for the additional ongoing operational oversight, and, to a much lesser extent, additional corporate support associated with the acquired BKC restaurants and higher performance-based administrative bonus accruals of $1.0 million in 2013. The increases in 2013 were partially offset as 2012 included $5.3 million in legal and settlement costs related to the conclusion and settlement of our litigation with the EEOC and $1.2 million of legal and other costs related to the 2012 acquisition.
Adjusted EBITDA. As a result of the factors above Adjusted EBITDA was $34.3 million in 2013 compared to $25.0 million in 2012. Adjusted EBITDA in 2012 excludes a total of $6.0 million of integration costs and legal and other transaction costs related to the 2012 acquisition, $5.3 million of costs incurred in connection with our litigation with the EEOC which was settled in the first quarter of 2013 and a $1.5 million loss on extinguishment of debt related to our refinancing in the second quarter of 2012. For a reconciliation between net loss from continuing operations and EBITDA and Adjusted EBITDA see page 38.
Depreciation and Amortization. Depreciation and amortization expense increased to $33.6 million in 2013 from $26.3 million in 2012 due primarily to the addition of the acquired BKC restaurants in May of 2012 and our restaurant remodeling initiatives in 2013 and 2012.
Impairment and Other Lease Charges. Impairment and other lease charges were $4.5 million in 2013 and were comprised of $1.6 million of estimated future rent payments and other lease related charges due to the closure of four underperforming restaurants, $1.9 million of initial impairment charges associated with underperforming restaurants and $0.9 million of impairment charges associated with capital expenditures at previously impaired restaurants.
Interest Expense. Interest expense increased $6.1 million to $18.8 million in 2013 due to the impact of our refinancing and issuance of the Notes in May of 2012 associated with the 2012 acquisition. The weighted average interest rate on our long-term debt, excluding lease financing obligations, was 11.25% in 2013 compared to 9.6% in 2012 due to the issuance of the Notes in 2012.
Benefit for Income Taxes. The benefit for income taxes for 2013 was at an effective annual income tax rate of 43.5%. In 2013, we recorded a valuation allowance of $0.6 million against deferred tax assets associated with certain state net operating loss carryforwards which reduced the benefit for income taxes. Legislation which reinstated the Work Opportunity Tax Credit ("WOTC") for 2012 was passed after the end of our 2012 fiscal year. As a result, we recognized the benefit of the 2012 WOTC tax credits in 2013. The benefit for income taxes for 2012 was at an effective annual income tax rate of 34.9%. In 2012, we recorded a valuation allowance of $2.1 million against deferred tax assets associated with certain state net operating loss carryforwards which reduced the benefit for income taxes.
Net Loss from Continuing Operations. As a result of the foregoing, net loss from continuing operations was $13.5 million in 2013, or $0.59 per diluted share, compared to a net loss from continuing operations of $18.8 million in 2012, or $0.83 per diluted share. Net loss from continuing operations in 2012 included charges of $12.9 million, or $0.35 per diluted share after tax, related to acquisition and integration-related costs, the conclusion and settlement of the EEOC litigation and a loss on our 2012 refinancing.
Fiscal 2012 Compared to Fiscal 2011
We acquired 278 restaurants from BKC, and we closed four restaurants in 2012.
Restaurant Sales. Restaurant sales in 2012 increased 55.3% to $539.6 million from $347.5 million in 2011 due to sales at the acquired BKC restaurants of $174.3 million and an increase in comparable restaurant sales for our legacy restaurants of 7.1%, from both increases in customer traffic of approximately 3.3% and average check of approximately 3.8%, partially offset by net closures of thirteen restaurants since the beginning of 2011. In 2012, the effect of menu price increases compared to the prior year was 2.3%.
Operating Costs and Expenses (percentages stated as a percentage of restaurant sales for the restaurants being discussed). Cost of sales for all restaurants increased to 32.0% in 2012 from 29.9% in 2011. Cost of sales at our legacy restaurants increased to 30.6% in 2012 from 29.9% in 2011 due primarily to higher commodity prices (1.1%), including higher beef and pork prices (0.8%) and higher sales discounts (0.6%) partially offset by a favorable sales mix compared to 2011 and the effect of menu price increases taken in the last twelve months. Cost of sales for our acquired BKC restaurants was 34.9% in 2012 and higher than our legacy restaurants due primarily to inefficiencies, shrinkage and higher waste and, to a much lesser extent, lower margins on soft drink sales.
Restaurant wages and related expenses for all restaurants increased to 31.5% in 2012 from 31.4% in 2011. Restaurant wages and related expenses for our legacy restaurants decreased to 30.6% in 2012 from 31.4% in 2011 due to the effects of higher sales volumes on fixed labor costs, lower medical claims costs (0.2%) and lower restaurant-level incentive bonuses. Restaurant wages and related expenses for our acquired BKC restaurants of 33.3% was higher than our legacy restaurants due primarily to our integration efforts including an over-investment in productive labor of $1.8 million prior to implementing our labor scheduling and management systems at the acquired BKC restaurants late in the third quarter of 2012 and the effect of fixed labor costs on lower sales volumes at our acquired BKC restaurants.
Other restaurant operating expenses for all restaurants increased to 16.5% in 2012 from 15.4% in 2011. Other restaurant operating expenses for our legacy restaurants decreased to 15.0% in 2012 from 15.4% in 2011 due primarily to lower utility costs (0.2%) and the effect of sales increases on fixed operating costs. Other restaurant operating expenses at the acquired BKC restaurants were 19.5% and were higher than our legacy restaurants due to higher repairs and maintenance expenses which included an estimated $2.1 million of excess repairs required to address deferred maintenance at the acquired BKC restaurants, higher BKC royalty expense at the acquired BKC restaurants, as a percentage of sales, and the effect of fixed operating costs on lower sales volumes at our acquired BKC restaurants compared to our legacy restaurants.
Advertising expense for all restaurants decreased to 4.1% in 2012 from 4.2% in 2011 due to advertising credits received from BKC for investments that we made in equipment related to 2012 menu enhancement initiatives and our installation of digital menu boards.
Restaurant rent expense for all restaurants increased to 7.0% in 2012 from 6.5% in 2011 due primarily to higher rent, as a percentage of restaurant sales, associated with the acquired BKC restaurants which was 8.5% in part reflecting the lower sales volumes at the acquired BKC restaurants. Rent expense for our legacy restaurants decreased to 6.3% in 2012 from 6.5% in 2011 due to the effect of higher sales volumes on fixed rental costs.
Adjusted Restaurant-Level EBITDA. As a result of the factors above, Adjusted Restaurant-Level EBITDA was $52.4 million in 2012 compared to $44.0 million in 2011. For a reconciliation between Adjusted Restaurant-Level EBITDA and income (loss) from operations see page 38.
General and Administrative Expenses. General and administrative expenses increased $15.1 million in 2012 to $36.1 million and, as a percentage of total restaurant sales, increased to 6.7% in 2012 from 6.0% in 2011, due primarily to an additional $5.3 million in legal and settlement costs related to the conclusion and settlement of our long-standing litigation with the EEOC, $1.2 million of legal and other costs related to the 2012 acquisition, additional salaries and other costs for the ongoing operational oversight associated with the acquired BKC restaurants, $0.5 million of incremental costs related to recruitment, training, travel, meetings and moving expenses related to the integration of the acquired BKC restaurants and higher performance-based administrative bonus accruals of $0.2 million.
Adjusted EBITDA. As a result of the factors above, Adjusted EBITDA was $25.0 million in 2012 compared to $25.4 million in 2011. Adjusted EBITDA excludes a total of $11.4 million of integration costs and legal and other transaction costs related to the 2012 acquisition and EEOC litigation and settlement costs mentioned above. For a reconciliation between net loss from continuing operations and EBITDA and Adjusted EBITDA see page 38.
Depreciation and Amortization. Depreciation and amortization expense increased to $26.3 million in 2012 from $16.1 million in 2011 due primarily to the addition of the acquired BKC restaurants and from point-of-sale systems installed at our legacy restaurants in 2012 and the second half of 2011.
Impairment and Other Lease Charges. Impairment and other lease charges were $1.0 million in 2012 compared to $1.3 million in 2011 and consisted of impairment charges associated with underperforming restaurants.
Interest Expense. Interest expense increased $5.4 million to $12.8 million in 2012 due to the impact of our refinancing and issuance of the Notes in May of 2012 associated with the 2012 acquisition. The weighted average interest rate on our long-term debt, excluding lease financing obligations, was 9.6% in 2012 compared to 6.0% in 2011 due to the issuance of the Notes in 2012.
Benefit for Income Taxes. The benefit for income taxes for 2012 was an effective annual income tax rate of 34.9%. In 2012, we recorded a valuation allowance of $2.1 million against deferred tax assets associated with certain state net operating loss carryforwards which reduced the benefit for income taxes. Legislation which reinstated the Work Opportunity Tax Credit ("WOTC") for 2012 was passed after the end of our 2012 fiscal year. As a result, we recognized the benefit of the 2012 WOTC tax credits in the first quarter of 2013. The benefit for income taxes for 2011 was an effective annual income tax rate of 76.0%.
Net Loss from Continuing Operations. As a result of the foregoing, net loss from continuing operations was $18.8 million in 2012, or $0.83 per diluted share, compared to a net loss from continuing operations of $0.5 million in 2011, or $0.02 per diluted share. As discussed above, net loss from continuing operations in 2012 included acquisition and integration-related costs, costs for the conclusion and settlement of the EEOC litigation and a loss from our refinancing completed in May 2012. In aggregate these charges were approximately $12.9 million or $0.35 per diluted share, net of tax. Net loss from continuing operations in 2011 included charges of $1.9 million, or $0.05 per diluted share after tax, related to the 2012 acquisition, the EEOC litigation and a loss on the 2011 refinancing.

Reconciliations of EBITDA and Adjusted EBITDA to net loss from continuing operations and Adjusted Restaurant-Level EBITDA to income (loss) from operations for the years ended December 29, 2013, December 30, 2012, and January 1, 2012 are as follows:

	Year Ended
	December 29, 2013	December 30, 2012	January 1, 2012
Reconciliation of EBITDA and Adjusted EBITDA:
Net loss from continuing operations	$(13,519)	$(18,816)	$(524)
Benefit for income taxes	(10,397)	(10,093)	(1,661)
Interest expense	18,841	12,764	7,353
Depreciation and amortization	33,594	26,321	16,058
EBITDA	28,519	10,176	21,226
Impairment and other lease charges	4,462	977	1,293
Acquisition and integration costs (1)	—	6,042	458
EEOC litigation and settlement costs	85	5,343	190
Stock compensation expense	1,205	925	1,037
Loss on extinguishment of debt	—	1,509	1,244
Adjusted EBITDA	$34,271	$24,972	$25,448

Reconciliation of Adjusted Restaurant-Level EBITDA:
Adjusted Restaurant-Level EBITDA	$70,226	$52,415	$44,025
Less:
Restaurant-level integration costs	—	4,385	—
General and administrative expenses	37,228	36,085	20,982
Depreciation and amortization	33,594	26,321	16,058
Impairment and other lease charges	4,462	977	1,293
Other expense (income)	17	(717)	(720)
Income (loss) from operations	$(5,075)	$(14,636)	$6,412

(1)	Acquisition and integration costs for the periods presented include legal and professional fees incurred in connection with the 2012 acquisition.
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
On May 30, 2012, Carrols Restaurant Group issued $150.0 million of Notes pursuant to an indenture dated as of May 30, 2012 governing such Notes. Proceeds from the issuance of the Notes were used to repay $64.8 million of borrowings under the prior Carrols LLC senior credit facility, pay $12.1 million related to the 2012 acquisition, pay $4.5 million for fees and expenses related to the offering of the Notes and fund a $20.0 million cash collateral account required under our senior credit facility discussed below. The remainder of the proceeds was used together with operating cash flow to fund the restaurant remodeling obligations committed to in connection with the 2012 acquisition.
On May 30, 2012, we also entered into a senior credit facility, which provides for aggregate revolving credit borrowings of up to $20.0 million (including $15.0 million available for letters of credit) maturing on May 30, 2017. The senior credit facility also provides for incremental borrowing increases of up to $25.0 million, in the aggregate.
Interest payments under our debt obligations, capital expenditures, including our commitment to BKC to remodel restaurants in 2014, payments of royalties and advertising to BKC and payments related to our lease obligations represent significant liquidity requirements for us. We believe net proceeds from the issuance of the Notes, cash generated from our operations, and availability of revolving credit borrowings under our senior credit facility will provide sufficient cash availability to cover our anticipated working capital needs, capital expenditures and debt service requirements for the next twelve months.
Operating activities. Net cash provided from operating activities from continuing operations for the years ended December 29, 2013, December 30, 2012 and January 1, 2012 was $21.6 million, $18.2 million and $33.4 million, respectively. Net cash provided by operating activities in 2013 increased by $3.4 million compared to 2012 due primarily to a decrease in net loss from continuing operations, excluding depreciation and amortization and impairment and other lease charges of $16.1 million, and a smaller increase in deferred income taxes of $3.1 million partially offset by a reduction of cash from changes in the components of net working capital of $15.3 million.
Net cash provided by operating activities in 2012 decreased $15.2 million compared to 2011 due primarily to a reduction of income from continuing operations of $18.3 million partially offset by an increase in cash from changes in net working capital of $6.3 million.
Investing activities. Net cash used for investing activities from continuing operations for the years ended December 29, 2013, December 30, 2012 and January 1, 2012 was $50.5 million, $65.9 million and $26.0 million, respectively. Capital expenditures are the largest component of our investing activities and include: (1) new restaurant development, which may include the purchase of real estate; (2) restaurant remodeling, which includes the renovation or rebuilding of the interior and exterior of our existing restaurants, including expenditures associated with our commitment to BKC to remodel restaurants to the 20/20 image and franchise agreement renewals; (3) other restaurant capital expenditures, which include capital maintenance expenditures for the ongoing reinvestment and enhancement of our restaurants including expenditures to support BKC’s various menu enhancement initiatives; and (4) corporate and restaurant information systems, including expenditures for point-of-sale software for our restaurants.
The following table sets forth our capital expenditures for the periods presented (in thousands):

Year Ended December 29, 2013:
New restaurant development	$3,166
Restaurant remodeling	37,450
Other restaurant capital expenditures (1)	7,203
Corporate and restaurant information systems	2,667
Total capital expenditures	$50,486
Number of new restaurant openings (2)	2
Year Ended December 30, 2012:
New restaurant development	$—
Restaurant remodeling	21,342
Other restaurant capital expenditures (1)	6,247
Corporate and restaurant information systems	10,053
Total capital expenditures	$37,642
Number of new restaurant openings	—
Year Ended January 1, 2012:
New restaurant development	$1,757
Restaurant remodeling	8,533
Other restaurant capital expenditures (1)	12,632
Corporate and restaurant information systems	4,849
Total capital expenditures	$27,771
Number of new restaurant openings (2)	2
  _____________

(1)
Excludes restaurant repair and maintenance expenses included in other restaurant operating expenses in our consolidated financial statements of approximately $17.3 million, $14.2 million and $8.1 million for the years ended December 29, 2013, December 30, 2012 and January 1, 2012, respectively.

(2)	Includes one restaurant which was relocated under a new franchise agreement in the same market area.
Investing activities also included sale-leaseback transactions related to our restaurant properties, the net proceeds from which were $3.1 million in 2013, $1.2 million in 2012 and $2.8 million in 2011. In both 2012 and 2011 we sold one non-operating restaurant property for net proceeds of $2.1 million and $0.6 million, respectively. The net proceeds from these sales in 2013 were used to fund our remodeling initiatives and other cash requirements and in 2012 and 2011 were used to reduce our outstanding borrowings under Carrols' prior senior credit facility. We also had expenditures related to the purchase of restaurant properties to be sold in future sale-leaseback transactions of $3.1 million in 2013 and $2.1 million in 2011.
Investing activities in 2012 included $12.1 million of payments related to the cash purchase price of the acquired BKC restaurants and $20.0 million for the cash collateral deposit related to our existing senior credit facility.
Financing activities. Net cash used in financing activities for the year ended December 29, 2013 was $1.1 million, primarily related to principal payments on capital leases.
Net cash provided by financing activities from continuing operations for the years ended December 30, 2012 and January 1, 2012 was $69.3 million and $2.9 million, respectively.
Net cash provided by financing activities in 2012 included proceeds from the sale of the Notes discussed above, net of related fees and expenses, of $144.1 million. Total payments on the prior Carrols LLC senior credit facility including amounts paid in connection with the issuance of the Notes totaled $67.4 million in 2012. Proceeds from stock option exercises and related income tax benefits, including tax benefits from the conversion of vested stock options to shares of our common stock, in connection with the spin-off, were $1.2 million in 2012. Cash of Fiesta that was deconsolidated as a result of the spin-off included in our 2012 financing activities was $5.5 million.
Net cash provided by financing activities in 2011 included proceeds from term loan borrowings under the Carrols LLC credit facility of $65.0 million, repayment of $165.0 million of Carrols 9% Senior Subordinated Notes due 2013 ("Carrols Notes"), proceeds received from Fiesta's 2011 financing of $192.3 million, and a capital contribution to Fiesta of $3.3 million. Prior to the refinancing, in August 2011 we made scheduled principal payments under Carrols’ prior senior credit facility of $7.0 million. Subsequent to the refinancing in 2011 we made principal payments of $1.6 million on term loan borrowings under the prior Carrols LLC senior secured credit facility and had net revolving credit borrowings under the prior Carrols LLC senior credit facility of $4.0 million. In 2011 we also deferred $1.8 million of financing costs pertaining to the Carrols LLC refinancing discussed above.
Secured Second Lien Notes. On May 30, 2012, we issued $150.0 million of Notes pursuant to an indenture governing such Notes. The Notes mature and are payable on May 15, 2018. Interest is payable semi-annually on May 15 and November 15. The Notes are guaranteed by our subsidiaries and are secured by second-priority liens on substantially all of ours and our subsidiaries' assets (including a pledge of all of the capital stock and equity interests of our subsidiaries).
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
The Notes are jointly and severally guaranteed, unconditionally and in full by our subsidiaries which are directly or indirectly 100% owned by us. There are no significant restrictions on our ability or any of the guarantor subsidiaries to obtain funds from its respective subsidiaries. All consolidated amounts in our consolidated financial statements are representative of the combined guarantors.
The indenture governing the Notes includes certain covenants, including limitations and restrictions on our and our subsidiaries who are guarantors under the indenture to, among other things: incur indebtedness or issue preferred stock; incur liens; pay dividends or make distributions in respect of capital stock or make certain other restricted payments or investments; sell assets; agree to payment restrictions affecting certain subsidiaries; enter into transaction with affiliates; or merge, consolidate or sell substantially all of our assets.
The indenture governing the Notes and the security agreement provide that any capital stock and equity interests of any of our subsidiaries will be excluded from the collateral to the extent that the par value, book value or market value of such capital stock or equity interests exceeds 20% of the aggregate principal amount of the Notes then outstanding.
The indenture governing the Notes contains customary default provisions, including without limitation, a cross default provision pursuant to which it is an event of default under the Notes and the indenture governing the Notes if there is a default under any of our indebtedness having an outstanding principal amount of $15.0 million or more which results in the acceleration of such indebtedness prior to its stated maturity or is caused by a failure to pay principal when due. We were in compliance as of December 29, 2013 with the restrictive covenants of the indenture governing the Notes.
Senior Credit Facility. On May 30, 2012, we entered into a senior credit facility, which provides for aggregate revolving credit borrowings of up to $20.0 million (including $15.0 million available for letters of credit) maturing on May 30, 2017. The senior credit facility also provides for incremental borrowing increases of up to $25.0 million, in the aggregate.
Under the senior credit facility (all terms not otherwise defined herein are defined in our senior credit facility), we have deposited $20.0 million in an account with the Administrative Agent as collateral for the senior credit facility until the date on which our Adjusted Leverage Ratio is less than 6.00x for two consecutive fiscal quarters (the “Cash Collateral Release Date"). This amount is classified as restricted cash on our consolidated balance sheet at December 29, 2013.
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
At December 29, 2013 there were no outstanding borrowings under the senior credit facility. After reserving $7.6 million for letters of credit issued under the facility for workers’ compensation and other insurance policies, $12.4 million was available for borrowing under the senior credit facility at December 29, 2013.
Contractual Obligations
The following table summarizes our contractual obligations and commitments as of December 29, 2013 (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Long-term debt obligations, including interest (1)	$225,938	$16,875	$33,750	$175,313	$—
Capital lease obligations, including interest (2)	11,654	1,734	3,466	3,472	2,982
Operating lease obligations (3)	500,525	44,099	83,469	74,189	298,768
Lease financing obligations, including interest (4)	2,190	102	207	211	1,670
Total contractual obligations	$740,307	$62,810	$120,892	$253,185	$303,420

(1)	Our long term debt at December 29, 2013 included $150.0 million of Notes. Total interest payments on our Notes of $75.9 million for all years presented are included at the coupon rate of 11.25%.

(2)	Includes total interest of $2.3 million for all years presented.

(3)
Represents the aggregate minimum lease payments under operating leases. Many of our leases also require contingent rent based on a percentage of sales in addition to the minimum base rent and require expenses incidental to the use of the property all of which have been excluded from this table.

(4)	Includes total interest of $1.0 million for all years presented.
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

Future restaurant remodeling obligations committed to in connection with the 2012 acquisition have also been excluded from the table above as well as contractual obligations related to royalties and advertising payable to BKC.
Long-Term Debt Obligations. Refer to Note 9 of our consolidated financial statements for details of our long-term debt.
Lease Guarantees. As of December 29, 2013, we are a guarantor under 35 Fiesta restaurant property leases, with lease terms expiring on various dates through 2030, and we are the primary lessee on five Fiesta restaurant property leases, which we sublease to Fiesta. We are fully liable for all obligations under the terms of the leases in the event that Fiesta fails to pay any sums due under the lease, subject to indemnification provisions of the separation and distribution agreement entered into in connection with the spin-off.
The maximum potential liability for future rental payments we could be required to make under these leases at December 29, 2013 was $48.3 million. The obligations under these leases will generally continue to decrease over time as these operating leases expire. No payments have been made to date and none are expected to be required to be made in the future. We have not recorded a liability for those guarantees in accordance with ASC 460 - Guarantees as Fiesta has indemnified us for all such obligations and we did not believe it was probable we would be required to perform under any of the guarantees or direct obligations.
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
Sales recognition at our restaurants is straightforward as customers pay for products at the time of sale and inventory turns over very quickly. Payments to vendors for products sold in the restaurants are generally settled within 30 days. The earnings reporting process is covered by our system of internal controls and generally does not require significant management estimates and judgments. However, critical accounting estimates and judgments, as noted below, are inherent in the assessment and recording of insurance liabilities, the valuation of deferred income tax assets, the valuation of goodwill and intangible assets for impairment, assessing impairment of long-lived assets, accrued occupancy costs and lease accounting matters. While we apply our judgment based on assumptions believed to be reasonable under the circumstances, actual results could vary from these assumptions. It is possible that materially different amounts would be reported using different assumptions.
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
Insurance liabilities. The amount of liability we record for claims related to insurance requires us to make judgments about the amount of expenses that will ultimately be incurred. We are insured for certain losses related to workers’ compensation, general liability and medical insurance claims under policies where we pay all claims, subject to annual stop-loss insurance limitations both for individual claims and claims in the aggregate. We record insurance liabilities based on historical and industry trends, which are continually monitored, and adjust accruals as warranted by changing circumstances. Since there are estimates and assumptions inherent in recording these insurance liabilities, including the ability to estimate the future development of incurred claims based on historical claims experience and loss reserves, current claim data, and the severity of the claims, differences between actual future events and prior estimates and assumptions could result in adjustments to these liabilities. As of December 29, 2013, we had $6.7 million accrued for these insurance claims.
Evaluation of Goodwill. We must evaluate our recorded goodwill for impairment on an ongoing basis. We have elected to conduct our annual impairment review of goodwill at our fiscal year end and we determined that we have one reporting unit at that date. We may first assess the qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. In reviewing goodwill for impairment, we compare the net book value of the reporting unit to its estimated fair value. In determining the estimated fair value of the reporting unit, we employ a combination of a discounted cash flow analysis and a market-based approach. Assumptions include our anticipated growth rates and the weighted average cost of capital. The results of these analyses are corroborated with other value indicators where available, such as comparable company earnings multiples. This annual evaluation of goodwill requires us to make estimates and assumptions to determine the fair value of our reporting units including projections regarding future operating results and market values. We had one reporting unit with goodwill balances as of our most recent measurement date. Our impairment test at December 29, 2013 indicated the estimated fair value of our reporting unit exceeded the carrying value by approximately $298 million. This estimate may differ from actual future events and if this estimate or related projections change in the future, we may be required to record impairment charges for this asset. We did not record any impairment of goodwill during the years ended December 29, 2013, December 30, 2012 or January 1, 2012.
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
Accrued occupancy costs. We make estimates of accrued occupancy costs pertaining to closed restaurant locations on an ongoing basis. Changes in accrued occupancy costs pertaining to closed restaurant locations will be included in Impairment and Other Lease Charges in our statements of comprehensive income (loss). These estimates require assessment and continuous evaluation of a number of factors such as the remaining contractual period under our lease obligations, the amount of sublease income we are able to realize on a particular property and estimates of other costs such as property taxes. Differences between actual future events and prior estimates could result in adjustments to these accrued costs.
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
We establish a valuation allowance when it is necessary to reduce deferred tax assets to an amount for which realization is likely. We have performed the required assessment of positive and negative evidence regarding the realization of deferred income tax assets associated with our federal net operating loss carryforwards in accordance with ASC 740. We considered all available positive and negative evidence to determine whether, based on the weight of that evidence, a valuation allowance is needed for some portion or all of these deferred income tax assets. Judgment is used in considering the relative impact of negative and positive evidence. In arriving at these judgments, the weight given to the potential effect of negative and positive evidence is commensurate with the extent to which such evidence can be objectively verified.
In evaluating the objective evidence provided by historical results, we considered (among other things) the past three years of cumulative losses, projected reversals of deferred tax liabilities, recent improvements in operating results, the ability to carry-back net operating losses generated through December 30, 2012 against taxable income reported in prior years, and the year of expiration of its net operating loss carryforwards which is 2033. We also considered subjective evidence related to the forecast of expected operating results for the years over the carryforward period. The trends included in the projections of taxable income, as well as forecasts of expected operating results over the carryforward period, reflect the continued improvement in the operating results of the acquired BKC restaurants such that we will generate the requisite level of pre-tax income to realize the benefit of our deferred tax assets of $10.0 million at December 29, 2013. Additionally, the deferred tax liabilities we have considered in the assessment of the realization of deferred tax assets will reverse in the carryforward period and same jurisdiction. Based on the analysis of positive and negative evidence, we believed that there was enough positive evidence to overcome our cumulative loss position at December 29, 2013, and therefore no valuation allowance related to federal net operating losses was necessary.
We will continue to monitor and evaluate the positive and negative evidence considered in arriving at the above conclusion, in order to assess whether such conclusion remains appropriate in future periods.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are exposed to market risk associated with fluctuations in interest rates, primarily limited to the senior credit facility. At December 29, 2013, there were no outstanding revolving credit borrowings under the senior credit facility. Under the senior credit facility, we have deposited $20.0 million in an account with the Administrative Agent as collateral for the senior credit facility until the date on which its Adjusted Leverage Ratio is less than 6.00x for two consecutive fiscal quarters (the “Cash Collateral Release Date"). Prior to the Cash Collateral Release Date, revolving credit borrowings under the senior credit facility bear interest at a rate per annum, at our option, of (all terms as defined in the senior credit facility):

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
Evaluation of Disclosure Controls and Procedures. We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 29, 2013.
Changes in Internal Control over Financial Reporting. No changes occurred in our internal control over financial reporting during the fourth quarter of 2013 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Management has evaluated the effectiveness of its internal control over financial reporting as of December 29, 2013 based on the criteria set forth in a report entitled Internal Control-Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, we have concluded that, as of December 29, 2013, our internal control over financial reporting was effective based on those criteria.
Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on the effectiveness of our internal control over financial reporting and their report is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Carrols Restaurant Group, Inc.
Syracuse, NY

We have audited the internal control over financial reporting of Carrols Restaurant Group, Inc. and subsidiary (the "Company") as of December 29, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and consolidated financial statement schedule as of and for the year ended December 29, 2013 of the Company and our report dated March 3, 2014 expressed an unqualified opinion on those consolidated financial statements and consolidated financial statement schedule.

/s/ Deloitte & Touche LLP

Rochester, NY
March 3, 2014

ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Incorporated by reference from our Definitive Proxy Statement to be filed in connection with the 2014 Annual Meeting of Stockholders.
We have adopted a written code of ethics applicable to our directors, officers and employees in accordance with the rules of The NASDAQ Stock Market and the SEC. We make our code of ethics available free of charge through our internet website, www.carrols.com. We will disclose on our website amendments to or waivers from our code of ethics in accordance with all applicable laws and regulations.
ITEM 11. EXECUTIVE COMPENSATION
Incorporated by reference from our Definitive Proxy Statement to be filed in connection with the 2014 Annual Meeting of Stockholders.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated by reference from our Definitive Proxy Statement to be filed in connection with the 2014 Annual Meeting of Stockholders.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated by reference from our Definitive Proxy Statement to be filed in connection with the 2014 Annual Meeting of Stockholders.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Incorporated by reference from our Definitive Proxy Statement to be filed in connection with the 2014 Annual Meeting of Stockholders.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a) (1) Financial Statements - Carrols Restaurant Group, Inc. and Subsidiary

(a) (2) Financial Statement Schedule

Schedule	Description	Page

II	Valuation and Qualifying Accounts	F-26

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

4.2	Form of Stock Certificate for Common Stock (incorporated by reference to Exhibit 4.1 to Carrols Restaurant Group, Inc.'s Quarterly Report on Form 10-Q filed on May 10, 2012)
4.3
Form of Registration Rights Agreement between Carrols Restaurant Group Inc. and Burger King Corporation (incorporated by reference to Exhibit 4.2 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on March 28, 2012)

4.4
Indenture governing the 11.25% Senior Secured Second Lien Notes due 2018, dated as of May 30, 2012, between Carrols Restaurant Group, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on June 1, 2012)

Exhibit
Number	Description
4.5	Form of 11.25% Senior Secured Second Lien Note due 2018 (incorporated by reference to Exhibit 4.13)
4.6
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

10.8	Form of Change of Control/Severance Agreement (incorporated by reference to Exhibit 10.1 to Carrols Restaurant Group Inc.'s Current Report on Form 8-K filed on June 7, 2013) †
10.9	Form of Change of Control and Severance Agreement (incorporated by reference to Exhibit 10.2 to Carrols Restaurant Group Inc.'s Current Report on Form 8-K filed on June 7, 2013) †
10.10
Form of Agreement, by and among Carrols Restaurant Group, Inc., Madison Dearborn Capital Partners, L.P., Madison Dearborn Capital Partners, II, L.P., BIB Holdings (Bermuda) Ltd., Alan Vituli, Daniel T. Accordino and Joseph A. Zirkman (incorporated by reference to Exhibit 10.31 to Carrols Restaurant Group Inc.'s Registration Statement on Form S-1, as amended (Registration No. 333-137524))

10.11
Form of Amendment No. 1 to Registration Agreement, by and among Carrols Restaurant Group, Inc., Madison Dearborn Capital Partners, L.P., Madison Dearborn Capital Partners, II, L.P., BIB Holdings (Bermuda) Ltd., Alan Vituli, Daniel T. Accordino and Joseph A. Zirkman (incorporated by reference to Exhibit 10.32 to Carrols Restaurant Group Inc.'s Registration Statement on Form S-1, as amended (Registration No. 333-137524))

10.12
Employment Agreement dated as of December 22, 2011 among Carrols Restaurant Group, Inc., Carrols LLC and Daniel T. Accordino (incorporated by reference to Exhibit 10.1 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on December 27, 2011) †

10.13
First Amendment to Employment Agreement, dated as of September 6, 2013, among Carrols Restaurant Group, Inc., Carrols LLC and Daniel T. Accordino (incorporated by reference to Exhibit 10.1 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on September 11, 2013) †

10.14
Amended and Restated Carrols Corporation and Subsidiaries Deferred Compensation Plan dated December 1, 2008 (incorporated by reference to Exhibit 10.23 to Carrols Restaurant Group's and Carrols Corporation's 2008 Annual Report on Form 10-K) †

10.15
Separation and Distribution Agreement dated as of April 24, 2012 among Carrols Restaurant Group, Inc., Carrols Corporation, Carrols LLC and Fiesta Restaurant Group, Inc. (incorporated by reference to Exhibit 10.1 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on April 26, 2012)

10.16
Tax Matters Agreement dated as of April 24, 2012 among Carrols Restaurant Group, Inc., Carrols Corporation, Carrols LLC and Fiesta Restaurant Group, Inc. (incorporated by reference to Exhibit 10.2 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on April 26, 2012)

10.17
Employee Matters Agreement dated as of April 24, 2012 among Carrols Restaurant Group, Inc., Carrols Corporation, Carrols LLC and Fiesta Restaurant Group, Inc. (incorporated by reference to Exhibit 10.3 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on April 26, 2012)

10.18
Transition Services Agreement dated as of April 24, 2012 among Carrols Restaurant Group, Inc., Carrols Corporation, Carrols LLC and Fiesta Restaurant Group, Inc. (incorporated by reference to Exhibit 10.4 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on April 26, 2012)

10.19
Second Lien Security Agreement, dated as of May 30, 2012, between Carrols Restaurant Group, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as collateral agent (incorporated by reference to Exhibit 10.1 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on June 1, 2012)

Exhibit
Number	Description
10.20
First Lien Security Agreement, dated as of May 30, 2012, between Carrols Restaurant Group, Inc., the guarantors named therein, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.2 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on June 1, 2012)

10.21
Amendment No. 1 to Asset Purchase Agreement, dated as of May 30, 2012, among Carrols Restaurant Group, Inc., Carrols LLC and Burger King Corporation (incorporated by reference to Exhibit 10.3 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on June 1, 2012)

10.22
Operating Agreement, dated as of May 30, 2012, between Carrols LLC and Burger King Corporation (incorporated by reference to Exhibit 10.4 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on June 1, 2012)

10.23
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Carrols Restaurant Group, Inc.
Syracuse, NY

We have audited the accompanying consolidated balance sheets of Carrols Restaurant Group, Inc. and subsidiary (the "Company") as of December 29, 2013 and December 30, 2012, and the related consolidated statements of comprehensive income (loss), changes in stockholders' equity, and cash flows for each of the three years in the period ended December 29, 2013. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and consolidated financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 29, 2013 and December 30, 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 29, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 29, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2014 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Rochester, NY
March 3, 2014

CARROLS RESTAURANT GROUP, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 29, 2013 AND DECEMBER 30, 2012
(In thousands of dollars, except share and per share amounts)

	December 29, 2013	December 30, 2012
ASSETS
Current assets:
Cash	$8,302	$38,290
Trade and other receivables	2,846	6,418
Inventories	6,494	7,729
Prepaid rent	2,332	2,435
Prepaid expenses and other current assets	2,874	2,911
Refundable income taxes	2,631	43
Deferred income taxes (Note 12)	3,196	2,442
Total current assets	28,675	60,268
Restricted cash (Note 9)	20,000	20,000
Property and equipment, net (Note 4)	152,175	135,926
Franchise rights, net (Note 5)	90,168	94,170
Goodwill (Note 5)	8,162	8,162
Franchise agreements, at cost less accumulated amortization of $6,353 and $7,188, respectively	12,802	12,993
Favorable leases, net (Note 5)	2,974	3,287
Deferred financing fees	4,344	5,340
Deferred income taxes (Note 12)	6,824	2,222
Other assets	3,357	3,888
Total assets	$329,481	$346,256
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt (Note 9)	$1,147	$1,062
Accounts payable	14,687	20,075
Accrued interest	2,140	2,138
Accrued payroll, related taxes and benefits	18,021	15,223
Accrued real estate taxes	4,945	4,041
Other liabilities	9,709	10,251
Total current liabilities	50,649	52,790
Long-term debt, net of current portion (Note 9)	158,189	159,233
Lease financing obligations (Note 10)	1,200	1,197
Deferred income—sale-leaseback of real estate	16,824	18,623
Accrued postretirement benefits (Note 18)	2,370	2,622
Unfavorable leases, net (Note 5)	8,175	9,045
Other liabilities (Note 7)	14,870	12,573
Total liabilities	252,277	256,083
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, par value $.01; authorized 20,000,000 shares, issued and outstanding—100 shares (Note 16)	—	—
Voting common stock, par value $.01; authorized—100,000,000 shares, issued— 23,711,257 and 23,682,869 shares, respectively, and outstanding— 23,048,334 and 22,748,241 shares, respectively	230	227
Additional paid-in capital	69,258	68,056
Retained earnings	7,155	21,362
Accumulated other comprehensive income (Note 18)	702	669
Treasury stock, at cost	(141)	(141)
Total stockholders’ equity	77,204	90,173
Total liabilities and stockholders’ equity	$329,481	$346,256

The accompanying notes are an integral part of these consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
YEARS ENDED DECEMBER 29, 2013, DECEMBER 30, 2012 AND JANUARY 1, 2012
(In thousands of dollars, except share and per share amounts)

	December 29, 2013	December 30, 2012	January 1, 2012
Restaurant sales	$663,483	$539,608	$347,518
Costs and expenses:
Cost of sales	201,532	172,698	103,860
Restaurant wages and related expenses	208,404	169,857	109,155
Restaurant rent expense (Note 8)	47,198	37,883	22,665
Other restaurant operating expenses	106,508	88,883	53,389
Advertising expense	29,615	22,257	14,424
General and administrative (including stock-based compensation expense of $1,205, $925, and $1,037, respectively)	37,228	36,085	20,982
Depreciation and amortization	33,594	26,321	16,058
Impairment and other lease charges (Note 6)	4,462	977	1,293
Other expense (income) (Note 11)	17	(717)	(720)
Total operating expenses	668,558	554,244	341,106
Income (loss) from operations	(5,075)	(14,636)	6,412
Interest expense	18,841	12,764	7,353
Loss on extinguishment of debt	—	1,509	1,244
Loss from continuing operations before income taxes	(23,916)	(28,909)	(2,185)
Benefit for income taxes (Note 12)	(10,397)	(10,093)	(1,661)
Net loss from continuing operations	(13,519)	(18,816)	(524)
Income (loss) from discontinued operations, net of income taxes	—	(72)	11,742
Net income (loss)	$(13,519)	$(18,888)	$11,218
Basic and diluted net income (loss) per share (Note 19):
Continuing operations	$(0.59)	$(0.83)	$(0.02)
Discontinued operations	$—	$—	$0.54
Shares used in computing net income (loss) per share:
Basic and diluted weighted average common shares outstanding	22,958,963	22,580,468	21,677,837
Other comprehensive income (loss), net of tax:
Net income (loss)	$(13,519)	$(18,888)	$11,218
Change in valuation of interest rate swap, net of tax	—	68	(68)
Change in postretirement benefit obligations, net of tax (Note 18)	$33	$(484)	$(382)
Comprehensive income (loss)	$(13,486)	$(19,304)	$10,768

The accompanying notes are an integral part of these consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 29, 2013, DECEMBER 30, 2012 AND JANUARY 1, 2012
(In thousands of dollars, except share and per share amounts)

						Accumulated
				Additional		Other		Total
	Common Stock		Preferred	Paid-In	Retained	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Stock	Capital	Earnings	Income	Stock	Equity
Balance at January 3, 2011	21,632,402	$216	$—	$3,474	$39,823	$1,535	$(141)	$44,907
Stock-based compensation	—	—	—	2,779	—	—	—	2,779
Exercise of stock options	97,376	1	—	550	—	—	—	551
Vesting of non-vested shares and excess tax benefits	20,459	1	—	151	—	—	—	152
Net income	—	—	—	—	11,218	—	—	11,218
Change in valuation of interest rate swap, net of tax of $43	—	—	—	—	—	(68)	—	(68)
Change in postretirement benefit obligations, net of tax of $243	—	—	—	—	—	(382)	—	(382)
Balance at January 1, 2012	21,750,237	218	—	6,954	51,041	1,085	(141)	59,157
Stock-based compensation	—	—	—	2,169	—	—	—	2,169
Exercise of stock options	69,824	—	—	295	—	—	—	295
Conversion of stock options (Note 13)	666,090	7	—	(7)	—	—	—	—
Vesting of non-vested shares and excess tax benefits	262,090	2	—	934	—	—	—	936
Issuance of preferred stock (Note 16)	—	—	—	57,711	—	—	—	57,711
Distribution of Fiesta Restaurant Group's net assets (Note 3)	—	—	—	—	(10,791)	—	—	(10,791)
Net loss	—	—	—	—	(18,888)	—	—	(18,888)
Change in valuation of interest rate swap, net of tax of $42	—	—	—	—	—	68	—	68
Change in postretirement benefit obligations, net of tax of $322 (Note 18)	—	—	—	—	—	(484)	—	(484)
Balance at December 30, 2012	22,748,241	227	—	68,056	21,362	669	(141)	90,173
Stock-based compensation	—	—	—	1,205	—	—	—	1,205
Vesting of non-vested shares and excess tax benefits	300,093	3	—	(3)	—	—	—	—
Distribution of Fiesta Restaurant Group's net assets (Note 3)	—	—	—	—	(688)	—	—	(688)
Net loss	—	—	—	—	(13,519)	—	—	(13,519)
Change in postretirement benefit obligations, net of tax of $30 (Note 18)	—	—	—	—	—	33	—	33
Balance at December 29, 2013	23,048,334	$230	$—	$69,258	$7,155	$702	$(141)	$77,204

The accompanying notes are an integral part of these consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 29, 2013, DECEMBER 30, 2012, AND JANUARY 1, 2012
(In thousands of dollars)

	December 29, 2013	December 30, 2012	January 1, 2012
Cash flows provided from operating activities from continuing operations:
Net income (loss)	$(13,519)	$(18,888)	$11,218
Loss (income) from discontinued operations	—	72	(11,742)
Adjustments to reconcile net income (loss) to net cash provided from operating activities of continuing operations:
Loss on disposals of property and equipment	925	212	63
Stock-based compensation	1,205	925	1,037
Impairment and other lease charges	4,462	977	1,293
Depreciation and amortization	33,594	26,321	16,058
Amortization of deferred financing costs	1,004	777	738
Amortization of unearned income	(143)	—	—
Amortization of deferred gains from sale-leaseback transactions	(1,799)	(1,776)	(1,987)
Deferred income taxes	(6,284)	(9,399)	4,828
Loss on extinguishment of debt	—	1,509	733
Changes in other operating assets and liabilities
Refundable income taxes	(2,379)	2,196	(1,773)
Accounts receivable	3,653	(3,183)	(99)
Accounts payable	(2,691)	7,160	(932)
Accrued interest	2	2,112	(6,827)
Accrued payroll, related taxes and benefits	2,780	5,581	574
Other	771	3,611	20,266
Net cash provided from operating activities of continuing operations	21,581	18,207	33,448
Cash flows used for investing activities of continuing operations:
Capital expenditures:
New restaurant development	(3,166)	—	(1,757)
Restaurant remodeling	(37,450)	(21,342)	(8,533)
Other restaurant capital expenditures	(7,203)	(6,247)	(12,632)
Corporate and restaurant information systems	(2,667)	(10,053)	(4,849)
Total capital expenditures	(50,486)	(37,642)	(27,771)
Acquisition of restaurants, net of cash acquired	—	(12,135)	—
Increase in restricted cash balance	—	(20,000)	—
Properties purchased for sale-leaseback	(3,144)	—	(2,058)
Proceeds from sale-leaseback transactions	3,144	1,177	2,818
Proceeds from insurance recoveries	—	610	477
Proceeds from sales of other properties	—	2,082	573
Net cash used for investing activities of continuing operations	(50,486)	(65,908)	(25,961)
Cash flows provided from (used for) financing activities of continuing operations:
Proceeds from issuance of senior secured second lien notes	—	150,000	—
Proceeds from Fiesta Restaurant Group financing	—	—	192,307
Cash of Fiesta Restaurant Group deconsolidated as a result of spin-off	—	(5,490)	—
Term loan borrowings from Carrols LLC credit facility	—	—	65,000
Borrowings on previous revolving credit facilities	—	19,200	59,800
Repayments on previous revolving credit facilities	—	(23,200)	(55,800)
Repayments of term loans under prior credit facilities	—	(61,750)	(80,214)
Principal payments on term loans under prior credit facilities	—	(1,625)	(8,661)
Repayments of prior Carrols senior subordinated notes	—	—	(165,000)
Capital contribution to Fiesta Restaurant Group	—	(2,500)	(3,345)
Principal payments on capital leases	(1,075)	(620)	(2)
Excess tax benefits from stock-based compensation	—	936	152
Financing costs associated with issuance of debt	(8)	(5,945)	(1,845)
Proceeds from stock option exercises	—	295	551
Net cash provided from (used for) financing activities of continuing operations	(1,083)	69,301	2,943
Net increase (decrease) in cash from continuing operations	(29,988)	21,600	10,430
Net cash provided from operating activities of discontinued operations	—	3,718	21,052
Net cash used for investing activities of discontinued operations	—	(15,007)	(15,082)
Net cash provided from financing activities of discontinued operations	—	3,318	5,117
Net increase (decrease) in cash from discontinued operations	—	(7,971)	11,087
Net increase (decrease) in cash	(29,988)	13,629	21,517
Cash, beginning of period	38,290	24,661	3,144
Cash, end of period	$8,302	$38,290	$24,661

	December 29, 2013	December 30, 2012	January 1, 2012
Supplemental disclosures:
Interest paid on long-term debt	$17,731	$9,751	$18,055
Interest paid on lease financing obligations	$101	$101	$96
Accruals for capital expenditures	$524	$5,034	$307
Income taxes refunded, net	$(1,733)	$(2,889)	$(446)
Capital lease obligations	$116	$10,779	$—
Preferred stock issued for consideration in acquisition	$—	$57,711	$—
Non-cash assets acquired	$858	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 29, 2013, DECEMBER 30, 2012 AND JANUARY 1, 2012
(in thousands of dollars except share and per share amounts)

1. Basis of Presentation
Business Description. At December 29, 2013 Carrols Restaurant Group, Inc. ("Carrols Restaurant Group" or the "Company") operated, as franchisee, 564 restaurants under the trade name “Burger King” in 13 Northeastern, Midwestern and Southeastern states.
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
Burger King Acquisition. On May 30, 2012, the Company completed the acquisition of 278 of Burger King Corporation's ("BKC") company-owned Burger King® restaurants ("the 2012 acquisition") located in Ohio, Indiana, Kentucky, Pennsylvania, North Carolina, South Carolina and Virginia ("the acquired BKC restaurants"). See Note 2—Acquisition for further information.
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
Fiscal Year. The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 30. The fiscal years ended December 29, 2013, December 30, 2012 and January 1, 2012 each contained 52 weeks.
Use of Estimates. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates include: accrued occupancy costs, insurance liabilities, evaluation for impairment of goodwill, long-lived assets and franchise rights, lease accounting matters, and valuation of deferred income tax assets. Actual results could differ from those estimates.
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

Owned buildings	9	to	30 years
Equipment	3	to	7 years
Computer hardware and software	3	to	7 years
Assets subject to capital leases	Shorter of useful life or lease term
Leasehold improvements are depreciated over the shorter of their estimated useful lives or the underlying lease term. In circumstances where an economic penalty would be presumed by the non-exercise of one or more renewal options under the lease, the Company includes those renewal option periods when determining the lease term. For significant leasehold improvements made during the latter part of the lease term, the Company amortizes those improvements over the shorter of their useful life or the expected lease term. The expected lease term would consider the exercise of renewal options if the value of the improvements would imply that an economic penalty would be incurred without the renewal of the option. Building costs incurred for new restaurants on leased land are depreciated over the lease term, which is generally a period of twenty years.

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 29, 2013, DECEMBER 30, 2012 and JANUARY 1, 2012
(in thousands of dollars except share and per share amounts)

Franchise Rights. For its restaurant acquisitions prior to 2002, the Company generally allocated to franchise rights, an intangible asset, the excess of purchase price and related costs over the value assigned to the net tangible and intangible assets acquired. For acquisitions subsequent to 2002, the Company determined the fair value of franchise rights based upon the acquired restaurants' future earnings, discounting those earnings using an appropriate market discount rate and subtracting a contributory charge for net working capital, property and equipment and assembled workforce to determine the fair value attributable to these franchise rights. Amounts allocated to franchise rights for each acquisition are amortized using the straight-line method over the average remaining term of the acquired franchise agreements plus one twenty-year renewal period.
Franchise Agreements. Fees for initial franchises and renewals are amortized using the straight-line method over the term of the agreement, which is generally twenty years.
Goodwill. Goodwill represents the excess of purchase price over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. Goodwill is not amortized but is tested for impairment at least annually as of the fiscal year end.
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
Impairment of Long-Lived Assets. The Company assesses the recoverability of property and equipment, franchise rights and other intangible assets by determining whether the carrying value of these assets can be recovered over their respective remaining lives through undiscounted future operating cash flows. Impairment is reviewed whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable.
Deferred Financing Costs. Financing costs incurred in obtaining long-term debt and lease financing obligations are capitalized and amortized over the life of the related obligation as interest expense using the effective interest method.
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
Revenue Recognition. Revenues from Company restaurants are recognized when payment is tendered at the time of sale, net of sales discounts and excluding sales tax collected.
Income Taxes. Deferred tax assets and liabilities are based on the difference between the financial statement and tax bases of assets and liabilities as measured by the tax rates that are anticipated to be in effect when those differences reverse. The deferred tax provision generally represents the net change in deferred tax assets and liabilities during the period. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is established when it is necessary to reduce deferred tax assets to an amount for which realization is likely. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company and its subsidiary file a consolidated federal income tax return.
Advertising Costs. All advertising costs are expensed as incurred.

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 29, 2013, DECEMBER 30, 2012 and JANUARY 1, 2012
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
Fair Value of Financial Instruments. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. In determining fair value, the accounting standards establish a three level hierarchy for inputs used in measuring fair value as follows: Level 1 inputs are quoted prices in active markets for identical assets or liabilities; Level 2 inputs are observable for the asset or liability, either directly or indirectly, including quoted prices in active markets for similar assets or liabilities; and Level 3 inputs are unobservable and reflect our own assumptions. Financial instruments include cash, accounts receivable, accounts payable, and long-term debt. The carrying amounts of cash, accounts receivable and accounts payable approximate fair value because of the short-term nature of these financial instruments. The fair value of the Carrols Restaurant Group 11.25% Senior Secured Second Lien Notes due 2018 is based on a recent trading value, which is considered Level 2, and at December 29, 2013 was approximately $170.6 million. See Note 6 for a discussion of the fair value measurement of non-financial assets.
Fair value measurements of non-financial assets and non-financial liabilities are primarily used in the impairment analysis of long-lived assets, goodwill and intangible assets. Long-lived assets and definite-lived intangible assets are measured at fair value on a nonrecurring basis using Level 3 inputs. As described in Note 6, the Company recorded long-lived asset impairment charges of $2.8 million, $1.0 million and $1.3 million during the years ended December 29, 2013, December 30, 2012 and January 1, 2012, respectively.
Derivative Financial Instruments. The Company recognizes derivatives on the balance sheet at fair value, which are considered Level 1. The Company’s only derivative in the past three years was an interest rate swap that was settled in conjunction with the refinancing of debt during the year ended December 30, 2012 and it was designated as a cash flow hedge. Therefore, the effective portion of the changes in the fair value of this arrangement were recognized in accumulated other comprehensive income (loss) until the hedged item was recognized in earnings. The ineffective portion of the changes in the fair value of this arrangement was immediately recognized in earnings. The Company classifies cash inflows and outflows from derivatives within operating activities on the statement of cash flows.
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
The Company has adopted an incentive stock plan under which incentive stock options, non-qualified stock options and non-vested shares may be granted to employees and non-employee directors.  On an annual basis, the Company has granted incentive stock options, non-qualified stock options and/or non-vested shares under this plan. Non-vested shares granted to certain restaurant employees generally vest 100% after three years, non-vested shares granted to corporate employees generally vest 25% per year over four years and non-vested shares granted to non-employee directors generally vest at varying rates over two to five years. Also see Note 13 to the consolidated financial statements.
Gift cards. The Company sells gift cards in its restaurants that are issued under BKC's gift card program. Proceeds from the sale of Burger King gift cards at the Company’s restaurants are remitted to BKC. The Company recognizes revenue from gift cards upon redemption by the customer.
Concentrations of Credit Risk. Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash and cash equivalents. The Company maintains its day-to-day operating cash balances in non-interest-bearing transaction accounts, which are insured by the Federal Deposit Insurance Corporation up to $250. Although the Company

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 29, 2013, DECEMBER 30, 2012 and JANUARY 1, 2012
(in thousands of dollars except share and per share amounts)

maintains balances that exceed the federally insured limit, it has not experienced any losses related to these balances and believes credit risk to be minimal.
Segment Information. Operating segments are components of an entity for which separate financial information is available and is regularly reviewed by the chief operating decision maker in order to allocate resources and assess performance. The Company's chief operating decision maker currently evaluates the Company's operations from a number of different operational perspectives. The Company derives all significant revenues from a single operating segment. Accordingly, the Company views the operating results of its Burger King restaurants as one reportable segment.
Subsequent Events. The Company reviewed and evaluated subsequent events through the issuance date of the Company’s consolidated financial statements.
2. Acquisition
On May 30, 2012, the Company completed the acquisition of 278 restaurants from BKC for a purchase price consisting of (i) a 28.9% equity ownership interest in the Company, (ii) $3.8 million for cash on hand and inventory at the acquired BKC restaurants and (iii) $9.4 million of franchise fees and $3.6 million for BKC’s assignment of its right of first refusal ("ROFR") on franchisee restaurant transfers in 20 states pursuant to an operating agreement dated May 30, 2012 (the "operating agreement") with BKC entered into at closing. The ROFR is payable in quarterly payments over five years. The Company also entered into new franchise agreements pursuant to the purchase and operating agreements and entered into new leases with BKC for all of the restaurants acquired in 2012, including leases for 81 restaurants owned in fee by BKC and subleases for 197 restaurants under terms substantially the same as BKC’s underlying leases for those properties. Pursuant to the operating agreement, the Company also agreed to remodel 455 Burger King restaurants to BKC’s 20/20 restaurant image.
The aggregate purchase price was $74.5 million consisting of equity consideration of $57.7 million from the issuance of 100 shares of Series A Convertible Preferred Stock and a cash purchase price of $16.8 million. The value of the Series A Convertible Preferred Stock ("Preferred Stock") was based on 9.4 million shares of common stock, the number of common shares the Preferred Stock would be convertible into at the stock price of $6.13 per share on the closing date of the 2012 acquisition. See Note 16—Preferred Stock for further information.
Under the acquisition method of accounting, the aggregate purchase price was allocated to the net tangible and intangible assets based upon their fair values on the acquisition date. The Company engaged a third party valuation specialist to assist with the valuation of franchise rights, leasehold improvements and favorable and unfavorable leases. The Company estimated that BKC's carrying value of restaurant equipment, subject to certain adjustments, and restaurant equipment subject to capital leases was equivalent to fair value of this equipment at the date of the 2012 acquisition. The fair value determination of franchising fees for certain restaurants was based on the amounts paid for such fees as the terms were at market rates.

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 29, 2013, DECEMBER 30, 2012 and JANUARY 1, 2012
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
The excess of the purchase price over the aggregate fair value of net assets acquired of $6.7 million was recognized as goodwill, a portion of which is expected to be deductible for tax purposes. Deferred tax assets relative to the 2012 acquisition are due to the book and tax bases difference of net favorable and unfavorable leases.
The fair value of the favorable and unfavorable leases acquired, as well as the fair value of the leasehold improvements and restaurant equipment acquired, were measured using significant inputs not observable in the open market. As such, the Company categorizes these as Level 2 inputs under ASC 820.
The results of operations of the acquired BKC restaurants are included in the Company's consolidated statements of operations from May 31, 2012, the day following the closing of the 2012 acquisition. The acquired BKC restaurants contributed revenues of $174.3 million for the period May 31, 2012 through December 30, 2012. It is impracticable to disclose net earnings for the post-acquisition period for these acquired BKC restaurants as net earnings of these restaurants were not tracked on a collective basis due to the integration of administrative functions, including field supervision. During the years ended December 30, 2012 and January 1, 2012, approximately $1.2 million and $0.4 million, respectively, of transaction costs related to the 2012 acquisition were recorded in general and administrative expense.
The pro forma impact on the results of operations is included in the below table for the annual period prior to the date of the closing of the 2012 acquisition on May 30, 2012 in which the acquisition was not previously consolidated. The pro forma results of operations are not necessarily indicative of the results that would have occurred had the 2012 acquisition been consummated at the beginning of the periods presented, nor are they necessarily indicative of any future consolidated operating results.
The following table summarizes the Company's unaudited pro forma operating results (in thousands):

	Year Ended
	December 30, 2012	January 1, 2012
Restaurant sales	$665,032	$642,398
Net loss from continuing operations	$(24,935)	$(14,509)
Net loss per share from continuing operations, basic and diluted	$(1.10)	$(0.67)

This pro forma financial information does not give effect to any anticipated synergies, operating efficiencies or cost savings that may be associated with the 2012 acquisition or any integration costs we may incur related to the 2012 acquisition.

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 29, 2013, DECEMBER 30, 2012 and JANUARY 1, 2012
(in thousands of dollars except share and per share amounts)

3. Discontinued Operations
On May 7, 2012, the Company completed the Spin-off of Fiesta, a former wholly owned subsidiary of Carrols which included the Pollo Tropical and Taco Cabana restaurant brands, through the distribution in the form of a pro rata dividend of all of Fiesta's issued and outstanding common stock to Carrols Restaurant Group’s stockholders whereby each stockholder of Carrols Restaurant Group on April 26, 2012 received one share of Fiesta’s common stock for every one share of the Company's common stock held. As a result of the Spin-off, Fiesta is an independent public company whose common stock is traded on The NASDAQ Global Select Market under the symbol “FRGI.” At the date of the Spin-off, the dividend of Fiesta common stock to the Company's stockholders resulted in a distribution of net assets of $9.9 million to Fiesta. Carrols made additional distributions of $0.9 million in the fourth quarter of 2012 related to the allocation to Fiesta of estimated 2012 net operating loss carryforwards and $0.7 million in 2013 related to income taxes for the periods prior to the Spin-off.
As a result of the Spin-off, the Company had no remaining Fiesta assets and liabilities as of December 30, 2012. The consolidated statements of operations and consolidated statements of cash flows present Fiesta’s businesses for the period from January 3, 2011 through May 7, 2012 as discontinued operations.
The consolidated statements of operations and comprehensive loss for periods through the completion of the Spin-off included certain general and administrative expenses associated with administrative support to Fiesta for executive management, information systems and certain accounting, legal and other administrative functions, which had previously been allocated to Fiesta. The allocation of certain of these expenses do not qualify for classification within discontinued operations, and therefore are included as general and administrative expenses within continuing operations. In addition, certain expenses directly related to the Spin-off which had previously been allocated to both the Company and Fiesta have been included in discontinued operations in their entirety.
The following table details amounts associated with the Spin-off which have been reported in discontinued operations:

	December 30, 2012	January 1, 2012
Revenues	$175,364	$474,968
Income (loss) from discontinued operations before income taxes	(625)	17,591
Net income (loss) from discontinued operations	$(72)	$11,742
In connection with the Spin-off, on April 24, 2012 Carrols Restaurant Group and Carrols entered into several agreements with Fiesta that govern the Company’s post Spin-off relationship with Fiesta, including a Separation and Distribution Agreement, Tax Matters Agreement, Employee Matters Agreement and Transition Services Agreement. Amounts earned by Carrols under the Transition Services Agreement were $3.4 million and $3.8 million during the years ended December 29, 2013 and December 30, 2012, respectively.
4. Property and Equipment
Property and equipment at December 29, 2013 and December 30, 2012 consisted of the following:

	December 29, 2013	December 30, 2012
Land	$4,879	$3,639
Owned buildings	7,545	6,997
Leasehold improvements	149,268	125,551
Equipment	162,854	154,678
Assets subject to capital leases	16,121	16,085
	340,667	306,950
Less accumulated depreciation and amortization	(188,492)	(171,024)
	$152,175	$135,926
Assets subject to capital leases primarily pertain to buildings leased for certain restaurant locations and certain leases of restaurant equipment and had accumulated amortization at December 29, 2013 and December 30, 2012 of $7,346 and $6,102, respectively. Depreciation expense for all property and equipment for the years ended December 29, 2013, December 30, 2012 and January 1, 2012 was $28,364, $21,632 and $12,255, respectively.

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 29, 2013, DECEMBER 30, 2012 and JANUARY 1, 2012
(in thousands of dollars except share and per share amounts)

5. Goodwill, Franchise Rights, Favorable and Unfavorable Leases
Goodwill. The Company is required to review goodwill for impairment annually, or more frequently, when events and circumstances indicate that the carrying amount may be impaired. If the determined fair value of goodwill is less than the related carrying amount, an impairment loss is recognized. The Company performs its annual impairment assessment as of the last day of the fiscal year. In performing its goodwill impairment test, the Company compared the net book value of its reporting unit to its estimated fair value, the latter determined by employing a combination of a discounted cash flow analysis and a market-based approach. There have been no goodwill impairment losses during the years ended December 29, 2013, December 30, 2012 and January 1, 2012.
Franchise Rights. Amounts allocated to franchise rights for each acquisition of Burger King restaurants are amortized using the straight-line method over the average remaining term of the acquired franchise agreements plus one twenty-year renewal period. Following is a summary of the Company’s franchise rights as of the respective balance sheet dates:

	December 29, 2013		December 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Franchise rights	$168,986	$78,818	$168,869	$74,699
Amortization expense related to franchise rights for the years ended December 29, 2013, December 30, 2012 and January 1, 2012 was $4,120, $3,767 and $3,194, respectively and the Company expects annual amortization to be $4,149 in both 2014 and 2015, $4,142 in 2016, and $4,111 in both 2017 and 2018. No impairment charges were recorded related to the Company’s franchise rights for the years ended December 29, 2013, December 30, 2012 and January 1, 2012.
Favorable and Unfavorable Leases. Amounts allocated to favorable and unfavorable leases related to the 2012 acquisition are being amortized using the straight-line method over the remaining terms of the underlying lease agreements as a net reduction of restaurant rent expense. Following is a summary of the Company’s favorable and unfavorable leases as of the respective balance sheet dates, which are included as assets and liabilities, respectively, on the accompanying consolidated balance sheets:

	December 29, 2013		December 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Favorable leases	$3,470	$496	$3,470	$183
Unfavorable leases	$9,553	$1,378	$9,553	$508
The net reduction of rent expense related to the amortization of favorable and unfavorable leases for the year ended December 29, 2013 was $557 and the Company expects the net amortization to be $546 in 2014, $528 in 2015, $449 in 2016, $430 in 2017 and $410 in 2018.
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
The Company determined the fair value of restaurant equipment, for those restaurants reviewed for impairment, based on current economic conditions and the Company’s history of using these assets in the operation of its business. These fair value asset measurements rely on significant unobservable inputs and are considered Level 3 in the fair value hierarchy. The Level 3 assets measured at fair value associated with impairment charges recorded during the year ended December 29, 2013 totaled $0.7 million.

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 29, 2013, DECEMBER 30, 2012 and JANUARY 1, 2012
(in thousands of dollars except share and per share amounts)

During the year ended December 29, 2013, the Company recorded other lease charges of $1.6 million associated with the closure of four of the Company's restaurants in the second quarter of 2013, impairment charges of $2.8 million consisting of approximately $0.9 million of capital expenditures at previously impaired restaurants and $1.9 million related to initial impairment charges for nineteen underperforming restaurants.
During the years ended December 30, 2012 and January 1, 2012, the Company recorded impairment charges of $1.0 million, and $1.3 million, respectively, related to certain underperforming restaurants.
The following table presents the activity in the accrual for closed restaurant locations:

December 29, 2013
Balance, December 30, 2012	$—
Provisions for restaurant closures	1,616
Payments, net	(242)
Other adjustments, including the effect of discounting future obligations	92
Balance, December 29, 2013	$1,466
7. Other Liabilities, Long-Term
Other liabilities, long-term, at December 29, 2013 and December 30, 2012 consisted of the following:

	December 29, 2013	December 30, 2012
Accrued occupancy costs	$7,793	$5,591
Accrued workers’ compensation and general liability claims	2,272	2,025
Deferred compensation	353	282
Long-term obligation to BKC for right of first refusal	1,672	2,393
Other	2,780	2,282
	$14,870	$12,573
Accrued occupancy costs above include long-term obligations pertaining to closed restaurant locations, contingent rent, and accruals to expense operating lease rental payments on a straight-line basis over the lease term.
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
In the years ended December 29, 2013, December 30, 2012 and January 1, 2012, the Company sold two, one and two restaurant properties, respectively, in sale-leaseback transactions for net proceeds of $3,144, $1,177 and $2,818, respectively. These leases have been classified as operating leases and contain a twenty-year initial term plus renewal options.
Deferred gains from sale-leaseback transactions of Burger King restaurant properties of $705 and $133 were recognized during the years ended December 30, 2012 and January 1, 2012, respectively, and are being amortized over the term of the related leases. The amortization of deferred gains on sale-leaseback transactions was $1,799, $1,776 and $1,987 for the years ended December 29, 2013, December 30, 2012 and January 1, 2012, respectively.

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 29, 2013, DECEMBER 30, 2012 and JANUARY 1, 2012
(in thousands of dollars except share and per share amounts)

Minimum rent commitments under capital and non-cancelable operating leases at December 29, 2013 were as follows:

Fiscal year ending:	Capital	Operating
December 28, 2014	$1,734	$44,099
January 3, 2016	1,733	42,450
January 1, 2017	1,733	41,019
December 31, 2017	1,733	38,136
December 30, 2018	1,739	36,053
Thereafter	2,982	298,768
Total minimum lease payments	11,654	$500,525
Less amount representing interest	(2,318)
Total obligations under capital leases	9,336
Less current portion	(1,147)
Long-term obligations under capital leases	$8,189
Total rent expense on operating leases, including contingent rent on both operating and capital leases, was as follows:

	Year ended
	December 29, 2013	December 30, 2012	January 1, 2012
Minimum rent on real property	$43,650	$34,758	$20,765
Contingent rent on real property	3,548	3,125	1,900
Restaurant rent expense	47,198	37,883	22,665
Administrative and equipment rent	225	174	114
	$47,423	$38,057	$22,779
9. Long-term Debt
Long-term debt at December 29, 2013 and December 30, 2012 consisted of the following:

	December 29, 2013	December 30, 2012
Collateralized:
Carrols Restaurant Group 11.25% Senior Secured Second Lien Notes	$150,000	$150,000
Capital leases (Note 8)	9,336	10,295
	159,336	160,295
Less: current portion	(1,147)	(1,062)
	$158,189	$159,233
Senior Secured Second Lien Notes. On May 30, 2012, the Company issued $150.0 million of 11.25% Senior Secured Second Lien Notes due 2018 (the "Notes") pursuant to an indenture governing such Notes.
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

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 29, 2013, DECEMBER 30, 2012 and JANUARY 1, 2012
(in thousands of dollars except share and per share amounts)

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
The indenture governing the Notes includes certain covenants, including limitations and restrictions on the Company and its subsidiaries who are guarantors under the indenture to, among other things: incur indebtedness or issue preferred stock; incur liens; pay dividends or make distributions in respect of capital stock or make certain other restricted payments or investments; sell assets; agree to payment restrictions affecting certain subsidiaries; enter into transaction with affiliates; or merge, consolidate or sell substantially all of the Company's assets.
The indenture governing the Notes and the security agreement provide that any capital stock and equity interests of any of the Company's subsidiaries will be excluded from the collateral to the extent that the par value, book value or market value of such capital stock or equity interests exceeds 20% of the aggregate principal amount of the Notes then outstanding.
The indenture governing the Notes contains customary default provisions, including without limitation, a cross-default provision pursuant to which it is an event of default under these notes and the indenture if there is a default under any indebtedness of the Company having an outstanding principal amount of $15.0 million or more which results in the acceleration of such indebtedness prior to its stated maturity or is caused by a failure to pay principal when due. The Company was in compliance as of December 29, 2013 with the restrictive covenants of the indenture governing the Notes.
Senior Credit Facility. On May 30, 2012, the Company entered into a senior credit facility, which provides for aggregate revolving credit borrowings of up to $20.0 million (including $15.0 million available for letters of credit) maturing on May 30, 2017. The senior credit facility also provides for incremental borrowing increases of up to $25.0 million, in the aggregate. As of December 29, 2013, there were no outstanding borrowings under the senior credit facility.
Under the senior credit facility (all terms not otherwise defined herein are defined in the senior credit facility), the Company has deposited $20.0 million in an account with the Administrative Agent as collateral for the senior credit facility until the date on which its Adjusted Leverage Ratio is less than 6.00x for two consecutive fiscal quarters (the “Cash Collateral Release Date"). This amount is classified as restricted cash on the Company's consolidated balance sheet as of December 29, 2013.
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

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 29, 2013, DECEMBER 30, 2012 and JANUARY 1, 2012
(in thousands of dollars except share and per share amounts)

After reserving $7.6 million for letters of credit issued under the facility for workers’ compensation and other insurance policies, $12.4 million was available for revolving credit borrowings under the senior credit facility at December 29, 2013.
At December 29, 2013, principal payments required on long-term debt are as follows:

2014	$1,147
2015	1,225
2016	1,309
2017	1,398
2018	151,499
Thereafter	2,758
$159,336
The weighted average interest rate on all debt, excluding lease financing obligations, for the years ended December 29, 2013, December 30, 2012 and January 1, 2012 was 11.25%, 9.6% and 6.0%, respectively. Interest expense on the Company’s long-term debt, excluding lease financing obligations, was $18,734, $12,657 and $11,228 for the years ended December 29, 2013, December 30, 2012 and January 1, 2012, respectively.
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
At December 29, 2013, payments required on lease financing obligations were as follows:

2014	$102
2015	103
2016	104
2017	105
2018	106
Thereafter, through 2023	1,670
Total minimum lease payments	2,190
Less: Interest implicit in obligations	(990)
Total lease financing obligations	$1,200
The interest rate on lease financing obligations was 8.7% at December 29, 2013. Interest expense on lease financing obligations totaled $107 in each of the years ended December 29, 2013, December 30, 2012 and January 1, 2012.
11. Other Income
In 2012, the Company recorded net gains of $0.7 million related to related to property insurance recoveries from fires at two restaurants.
During 2011, the Company recorded net gains of $0.7 million which included a gain of $0.3 million related to the sale of a non-operating property, a gain of $0.3 million related to property insurance recoveries from fires at two restaurants and a gain of $0.1 million related to a business interruption insurance recovery from storm damage at a restaurant.

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 29, 2013, DECEMBER 30, 2012 and JANUARY 1, 2012
(in thousands of dollars except share and per share amounts)

12. Income Taxes
The benefit for income taxes on income from continuing operations was comprised of the following:

	Year ended
	December 29, 2013	December 30, 2012	January 1, 2012
Current:
Federal	$(4,325)	$(772)	$(6,606)
State	212	78	117
	(4,113)	(694)	(6,489)

Deferred (prepaid):
Federal	(5,561)	(10,055)	4,875
State	(1,347)	(1,407)	(47)
	(6,908)	(11,462)	4,828
Valuation allowance	624	2,063	—
Benefit for income taxes	$(10,397)	$(10,093)	$(1,661)
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 29, 2013, DECEMBER 30, 2012 and JANUARY 1, 2012
(in thousands of dollars except share and per share amounts)

The components of deferred income tax assets and liabilities at December 29, 2013 and December 30, 2012 were as follows:

	December 29, 2013	December 30, 2012
Current deferred income tax assets (liabilities):
Inventory and other reserves	$(272)	$(486)
Accrued vacation benefits	1,939	1,733
Accrued workers compensation	1,013	—
Accrued settlement costs	—	981
Other accruals	785	422
Current deferred income tax assets	3,465	2,650
Less: Valuation allowance	(269)	(208)
Total current deferred income tax assets	3,196	2,442
Long term deferred income tax assets (liabilities):
Deferred income on sale-leaseback of certain real estate	6,523	7,305
Lease financing obligations	212	198
Postretirement benefit obligations	1,363	1,452
Accumulated other comprehensive income-postretirement benefits	(444)	(414)
Stock-based compensation expense	290	329
Property and equipment depreciation	1,348	1,058
Federal net operating loss carryforwards	5,735	7,042
State net operating loss carryforwards	2,686	2,063
Other intangibles, net	2,748	2,856
Franchise rights	(23,868)	(24,771)
Occupancy costs	5,038	4,452
Tax credit carryforwards	5,721	984
Other	1,890	1,523
Long-term net deferred income tax assets (liabilities)	9,242	4,077
Less: Valuation allowance	(2,418)	(1,855)
Total long-term deferred income tax assets (liabilities)	6,824	2,222
Carrying value of net deferred income tax assets	$10,020	$4,664
The Company's federal and state net operating loss carryforwards expire in varying amounts through 2033. As of December 29, 2013, the Company had federal net operating loss carryforwards of approximately $16.4 million. The Company has recorded a deferred income tax asset of $5.7 million reflecting the benefit of these loss carryforwards.
The Company establishes a valuation allowance when it is necessary to reduce deferred tax assets to an amount for which realization is likely. The Company has performed the required assessment of positive and negative evidence regarding the realization of deferred income tax assets associated with federal net operating loss carryforwards in accordance with ASC 740. The Company considered all available positive and negative evidence to determine whether, based on the weight of that evidence, a valuation allowance is needed for some portion or all of these deferred income tax assets. Judgment is used in considering the relative impact of negative and positive evidence. In arriving at these judgments, the weight given to the potential effect of negative and positive evidence is commensurate with the extent to which such evidence can be objectively verified.
In evaluating the objective evidence provided by historical results, the Company considered (among other things) the past three years of cumulative losses, projected reversal of deferred tax liabilities, recent improvements in operating results, the ability to carry-back net operating losses generated through December 30, 2012 against taxable income reported in prior years, and the year of expiration of its net operating loss carryforwards which is 2033. The Company also considered subjective evidence related to the forecast of expected operating results for the years over the carryforward period. The trends included in the projections of taxable income, as well as forecasts of expected operating results over the carryforward period, reflect the continued improvement in the operating results of the acquired BKC restaurants such that the Company will generate the requisite level of pre-tax income to realize the benefit of its deferred tax assets of $10.0 million at December 29, 2013. Additionally, the deferred tax liabilities the Company has considered in the assessment of the realization of deferred tax assets will reverse in the carryforward period and

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 29, 2013, DECEMBER 30, 2012 and JANUARY 1, 2012
(in thousands of dollars except share and per share amounts)

same jurisdiction. Based on the analysis of positive and negative evidence, the Company believed that there was enough positive evidence to overcome our cumulative loss position at December 29, 2013, and therefore no valuation allowance related to federal net operating losses was necessary.
The Company will continue to monitor and evaluate the positive and negative evidence considered in arriving at the above conclusion, in order to assess whether such conclusion remains appropriate in future periods.
Due to the Spin-off in 2012, the Company conducted an analysis of the impact of certain equity transactions of the Company's stockholders during the year ended December 30, 2012 had on the Company's ability to utilize its net operating losses. The analysis concluded that the Company incurred a change in ownership within the meaning of Section 382 of the Internal Revenue Code ("IRC Section 382"). In general, IRC Section 382 places annual limitations on the use of certain tax attributes such as net operating loss and tax credit carryforwards in existence at the ownership change date. The Company believes that the Section 382 limitation will not impact its realization of its tax assets.
The Company determined in 2012 that there were uncertainties relative to its ability to utilize the deferred income tax assets associated with certain state net operating loss carryforwards. In recognition of these uncertainties, the Company provided a valuation allowance of $2.1 million in 2012 and $0.6 million in 2013 on all of the deferred income tax assets as of December 30, 2012, representing a charge to income tax expense. If the Company determines that it is more likely than not that it will realize these deferred tax assets in the future, the Company will make an adjustment to the valuation allowance at that time. At December 29, 2013, the Company had a valuation allowance related to state net operating loss carryforwards of $2.7 million.
The estimation of future taxable income for federal and state purposes and the Company's ability to realize deferred tax assets pertaining to federal and state net operating loss carryforwards can significantly change based on future events and operating results. Thus, recorded valuation allowances may be subject to future changes that could have a material impact on the consolidated financial statements.
The Company's effective tax rate was 43.5%, 34.9% and 76.0% for the years ended December 29, 2013, December 30, 2012 and January 1, 2012, respectively. A reconciliation of the statutory federal income tax benefit to the tax benefit applied to income from continuing operations for the years ended December 29, 2013, December 30, 2012, and January 1, 2012 was as follows:

	Year ended
	December 29, 2013	December 30, 2012	January 1, 2012
Statutory federal income tax benefit	$(8,371)	$(10,118)	$(765)
State income taxes (benefit), net of federal benefit	(656)	(688)	46
Stock-based compensation expense	—	(657)	336
Change in valuation allowance	624	2,063	—
Non-deductible expenses	19	14	242
Employment tax credits	(2,298)	(353)	(1,148)
Miscellaneous	285	(354)	(372)
Benefit for income taxes from continuing operations	$(10,397)	$(10,093)	$(1,661)
The Company's policy is to recognize interest and/or penalties related to uncertain tax positions in income tax expense. At December 29, 2013 and December 30, 2012, the Company had no unrecognized tax benefits and no accrued interest related to uncertain tax positions. The tax years 2009 - 2013 remain open to examination by the major taxing jurisdictions to which the Company is subject. Although it is not reasonably possible to estimate the amount by which unrecognized tax benefits may increase within the next twelve months due to uncertainties regarding the timing of examinations, the Company does not expect unrecognized tax benefits to significantly change in the next twelve months.
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

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 29, 2013, DECEMBER 30, 2012 and JANUARY 1, 2012
(in thousands of dollars except share and per share amounts)

13. Stock-Based Compensation
2006 Stock Incentive Plan. In 2006, the Company adopted a stock plan entitled the 2006 Stock Incentive Plan, as amended, (the “2006 Plan”) and reserved and authorized a total of 3,300,000 shares of common stock for grant thereunder. On June 9, 2011, the stockholders approved an amendment to the 2006 Plan increasing the number of shares of common stock available for issuance by an additional 1,000,000 shares. As of December 29, 2013, 2,139,570 shares were available for future grant or issuance.
In 2013, the Company issued an aggregate of 28,766 non-vested shares to non-employee directors and 19,000 non-vested shares to an officer of the Company. In 2012, the Company issued an aggregate of 36,338 non-vested shares to non-employee directors and 510,900 non-vested shares to certain employees. In 2011, the Company issued an aggregate of 8,334 non-vested shares to non-employee directors and 360,200 non-vested shares to certain employees.
In connection with the Spin-off of Fiesta, on March 5, 2012 Carrols Restaurant Group converted all of its outstanding vested stock options to shares of the Company's common stock and all of its outstanding non-vested stock options to non-vested shares of the Company's common stock. The non-vested stock awards issued vest according to the same period and anniversary dates as the original stock options, with the pro-rated portion of the award vesting on the anniversary of the original option award. The conversion resulted in $0.5 million of total incremental compensation cost pertaining to continuing operations of the Company, of which $0.4 million was recognized during the year ended December 30, 2012.
The non-vested stock awards issued to certain employees in 2013, 2012 and 2011 vest over four years at the rate of 25% on each anniversary of the award. The non-vested stock awards issued to non-employee directors in 2013 and 2012 vest over five years at the rate of 20% on each anniversary date of the award, provided that the participant has continuously remained a director of the Company. The non-vested stock awards issued to non-employee directors in 2011 vest over two years at the rate of 50% on each anniversary date of the award, provided that the participant has continuously remained a director of the Company. Forfeiture rates are based on a stratification of employees by expected exercise behavior and range from 0% to 15%.
Stock-based compensation expense for the years ended December 29, 2013, December 30, 2012, and January 1, 2012 was $1.2 million, $0.9 million and $1.0 million, respectively.
As of December 29, 2013, the total non-vested stock-based compensation expense was approximately $2.6 million and the remaining weighted average vesting period for non-vested shares was 2.1 years.
A summary of all non-vested shares activity for the year ended December 29, 2013 was as follows:

	Shares	Weighted Average Grant Date Price
Non-vested at December 30, 2012	934,628	$7.84
Granted	47,766	6.23
Vested	(300,093)	8.51
Forfeited	(19,378)	10.16
Non-vested at December 29, 2013	662,923	7.35
The fair value of the non-vested shares is based on the closing price of the Company's stock on the date of grant.
14. Commitments and Contingencies
Lease Guarantees. As of December 29, 2013, the Company is a guarantor under 35 Fiesta restaurant property leases, with lease terms expiring on various dates through 2030, and is the primary lessee on five Fiesta restaurant property leases, which it subleases to Fiesta. The Company is fully liable for all obligations under the terms of the leases in the event that Fiesta fails to pay any sums due under the lease, subject to indemnification provisions of the Separation and Distribution Agreement entered into in connection with the Spin-off.
The maximum potential amount of future undiscounted rental payments the Company could be required to make under these leases at December 29, 2013 was $48.3 million. The obligations under these leases will generally continue to decrease over time as these operating leases expire. No payments related to these guarantees have been made by the Company to date and none are expected to be required to be made in the future. The Company has not recorded a liability for these guarantees in accordance with ASC 460 - Guarantees as Fiesta has indemnified the Company for all such obligations and the Company did not believe it was probable it would be required to perform under any of the guarantees or direct obligations.

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 29, 2013, DECEMBER 30, 2012 and JANUARY 1, 2012
(in thousands of dollars except share and per share amounts)

Litigation. The Company is a party to various litigation matters that arise in the ordinary course of business.  The Company does not believe that the outcome of any of these other matters will have a material adverse effect on its consolidated financial statements.
15. Transactions with Related Parties
As part of the 2012 acquisition, the Company issued to BKC 100 shares of Series A Convertible Preferred Stock which is convertible into 9,414,580 shares of Carrols Restaurant Group Common Stock ("Carrols Common Stock"), or 28.9% of the outstanding shares of common stock calculated on the date of the closing of the 2012 acquisition on a fully diluted basis. See Note 16—Preferred Stock for further information. As a result of the 2012 acquisition, BKC has two representatives on the Company's board of directors.
Each of the Company's restaurants operates under a separate franchise agreement with BKC. These franchise agreements generally provide for an initial term of twenty years and currently have an initial franchise fee of $50. Any franchise agreement, including renewals, can be extended at the Company's discretion for an additional 20 year term, with BKC's approval, provided that, among other things, the restaurant meets the current Burger King image standard and the Company is not in default under terms of the franchise agreement. In addition to the initial franchise fee, the Company generally pays BKC a monthly royalty at a rate of 4.5% of sales. Royalty expense was $27.7 million, $22.7 million, and $14.0 million for the years ended December 29, 2013, December 30, 2012 and January 1, 2012, respectively.
The Company is also generally required to contribute 4% of restaurant sales from the Company's restaurants to an advertising fund utilized by BKC for its advertising, promotional programs and public relations activities, and amounts for additional local advertising in markets that approve such advertising. Advertising expense associated with these expenditures was $28.9 million, $21.3 million and $14.0 million for the years ended December 29, 2013, December 30, 2012 and January 1, 2012, respectively.
As of December 29, 2013 and December 30, 2012, the Company leased 295 and 297 of its restaurant locations from BKC, respectively. As of December 29, 2013, for 196 of the restaurants, the terms and conditions of the lease with BKC are identical to those between BKC and the third-party lessor. As of January 1, 2012, the Company leased 20 of its restaurant locations from BKC. Aggregate rent under these BKC leases for the years ended December 29, 2013, December 30, 2012 and January 1, 2012 was $26.7 million, $16.6 million, and $1.8 million, respectively. The Company believes the related party lease terms have not been significantly affected by the fact that the Company and BKC are deemed to be related parties.
As of December 29, 2013, the Company owed BKC $2.4 million associated with its purchase of the right of first refusal related to the 2012 acquisition and $3.5 million related to the payment of advertising, royalties and rent, which is remitted on a monthly basis.
16. Preferred Stock
In connection with the 2012 acquisition of restaurants from BKC in fiscal 2012 discussed in Note 2, the Company issued to BKC 100 shares of Series A Convertible Preferred Stock pursuant to a certificate of designation.
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

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 29, 2013, DECEMBER 30, 2012 and JANUARY 1, 2012
(in thousands of dollars except share and per share amounts)

17. Retirement Plans
The Company offers its salaried employees the option to participate in the Carrols Corporation Retirement Savings Plan (the “Retirement Plan”). The Retirement Plan includes a savings option pursuant to section 401(k) of the Internal Revenue Code in addition to a post-tax savings option. Participating employees may contribute up to 50% of their salary annually to either of the savings options, subject to other limitations. The employees may allocate their contributions to various investment options available under a trust established by the Retirement Plan. The Company may elect to contribute to the Retirement Plan on an annual basis. The Company's contribution is equal to 50% of the employee's contribution subject to a maximum annual amount and begins to vest after one year of service and fully vests after five years of service. A year of service is defined as a plan year during which an employee completes at least 1,000 hours of service. Expense recognized for the Company's contributions to the Retirement Plan was $346, $327 and $292 for the years ended December 29, 2013, December 30, 2012 and January 1, 2012, respectively.

The Company also has an Amended and Restated Deferred Compensation Plan which permits employees not eligible to participate in the Retirement Plan because they have been excluded as “highly compensated” employees (as so defined in the Retirement Plan) to voluntarily defer portions of their base salary and annual bonus. All amounts deferred by the participants earn interest at 8% per annum. There is no Company matching on any portion of the funds. At December 29, 2013 and December 30, 2012, a total of $353 and $282, respectively, was deferred under this plan, including accrued interest.
18. Postretirement Benefits
The Company sponsors a postretirement medical and life insurance plan covering substantially all Burger King administrative and restaurant management personnel who retire or terminate after qualifying for such benefits.
The following was the plan status and accumulated postretirement benefit obligation (APBO) at December 29, 2013 and December 30, 2012:

	December 29, 2013	December 30, 2012
Change in benefit obligation:
Benefit obligation at beginning of year	$2,622	$2,055
Service cost	89	60
Interest cost	91	106
Plan participants' contributions	77	72
Actuarial loss (gain)	(285)	581
Benefits paid	(249)	(269)
Medicare part D prescription drug subsidy	25	17
Benefit obligation at end of year	$2,370	$2,622
Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	147	180
Plan participants' contributions	77	72
Benefits paid	(249)	(269)
Medicare part D prescription drug subsidy	25	17
Fair value of plan assets at end of year	—	—
Funded status	$(2,370)	$(2,622)
Weighted average assumptions:
Discount rate used to determine benefit obligations	4.48%	3.64%
Discount rate used to determine net periodic benefit cost	3.64%	4.40%
The discount rate is determined based on high-quality fixed income investments that match the duration of expected retiree medical and life insurance benefits. The Company has typically used the corporate AA/Aa bond rate for this assumption.

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 29, 2013, DECEMBER 30, 2012 and JANUARY 1, 2012
(in thousands of dollars except share and per share amounts)

Components of net periodic postretirement benefit income recognized in the consolidated statements of operations were:

	Year ended
	December 29, 2013	December 30, 2012	January 1, 2012
Service cost	$89	$60	$7
Interest cost	91	106	87
Amortization of net gains and losses	135	134	84
Amortization of prior service credit	(357)	(359)	(359)
Net periodic postretirement benefit income	$(42)	$(59)	$(181)
Amounts recognized in accumulated other comprehensive income that have not yet been recognized as components of net periodic benefit income, consisted of:

	Year ended
	December 29, 2013	December 30, 2012
Prior service credit	$3,037	$3,394
Net loss	(1,891)	(2,311)
Deferred income taxes	(444)	(414)
Accumulated other comprehensive income	$702	$669
The estimated net loss that will be amortized from accumulated other comprehensive income into net periodic postretirement benefit income over the next fiscal year is $113. The amount of prior service credit for the postretirement benefit plan that will be amortized from accumulated other comprehensive income into net periodic postretirement benefit income over the next fiscal year is $355.
The following table reflects the changes in accumulated other comprehensive income for the years ended December 29, 2013 and December 30, 2012:

	Year ended
	December 29, 2013	December 30, 2012
Net actuarial (gain) loss	$(285)	$581
Amortization of net loss	(135)	(134)
Amortization of prior service credit	357	359
Deferred income taxes	30	(322)
Total recognized in accumulated other comprehensive loss	$(33)	$484
Assumed health care cost trend rates at year end were as follows:

	December 29, 2013	December 30, 2012	January 1, 2012
Medical benefits cost trend rate assumed for the following year pre-65	7.50%	8.00%	8.00%
Medical benefits cost trend rate assumed for the following year post-65	5.88%	6.00%	6.50%
Prescription drug benefit cost trend rate assumed for the following year	6.75%	7.00%	7.50%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2021	2021	2017
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

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 29, 2013, DECEMBER 30, 2012 and JANUARY 1, 2012
(in thousands of dollars except share and per share amounts)

	1% Increase	1% Decrease
Effect on total of service and interest cost components	$33	$25
Effect on postretirement benefit obligation	260	213
During 2014, the Company expects to contribute approximately $154 to its postretirement benefit plan. The benefits, net of Medicare Part D subsidy receipts, expected to be paid in each year from 2014 through 2018 are $154, $162, $125, $150 and $177 respectively, and for the years 2019-2024 the aggregate amount is $907.
19. Net Income (Loss) per Share
The Company applies the two-class method to calculate and present net loss per share. The Company's non-vested share awards and convertible Preferred Stock issued to BKC contain non-forfeitable rights to dividends and are considered participating securities for purposes of computing net loss per share pursuant to the two-class method. Under the two-class method, net earnings are reduced by the amount of dividends declared (whether paid or unpaid) and the remaining undistributed earnings are then allocated to common stock and participating securities, based on their respective rights to receive dividends. However, as the Company has incurred net losses from continuing operations for the years ended December 29, 2013, December 30, 2012 and January 1, 2012, and as those losses are not allocated to the participating securities under the two-class method, such method is not applicable for the aforementioned reporting periods.
Basic net loss per share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding for the reporting period. Diluted net loss per share reflects additional shares of common stock outstanding, where applicable, calculated using the treasury stock method or the two-class method.
The following table sets forth the calculation of basic and diluted net loss per share:

	Year ended
	December 29, 2013	December 30, 2012	January 1, 2012
Basic and diluted net loss per share:
Net loss from continuing operations	$(13,519)	$(18,816)	$(524)
Net income (loss) from discontinued operations	$—	$(72)	$11,742
Basic and diluted weighted average common shares outstanding	22,958,963	22,580,468	21,677,837
Basic and diluted net loss per share from continuing operations	$(0.59)	$(0.83)	$(0.02)
Basic net income (loss) per share from discontinued operations	$—	$—	$0.54
Common shares excluded from diluted net loss per share computation (1)	10,077,503	10,349,208	1,551,372

(1)	Shares subject to Preferred Stock, stock options and non-vested shares were excluded from the computation of diluted net loss per share because their effect would have been antidilutive.

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 29, 2013, DECEMBER 30, 2012 and JANUARY 1, 2012
(in thousands of dollars except share and per share amounts)

20. Selected Quarterly Financial Data (Unaudited)

	Year Ended December 29, 2013
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
Restaurant sales	$156,139		$173,518		$168,312		$165,514
Operating income (loss) from operations	(5,784)	(1)	(472)	(1)	209	(1)	972	(1)
Net loss	(5,199)		(3,496)		(2,762)		(2,062)
Basic and diluted net loss per share	(0.23)		(0.15)		(0.12)		(0.09)

	Year Ended December 30, 2012
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
Restaurant sales	$85,450		$122,104		$169,471		$162,583
Operating income (loss) from continuing operations	(1,480)		693		(4,260)	(3)	(9,589)	(1)(3)
Net loss from continuing operations	(2,903)		(779)	(2)	(6,340)		(8,794)
Income (loss) from discontinued operations, net of tax	(624)		668		(2)		(114)
Net loss	(3,527)		(111)		(6,342)		(8,908)
Basic and diluted net loss per share, continuing operations	(0.13)		(0.03)		(0.28)		(0.39)
Basic and diluted net income (loss) per share, discontinued operations	(0.03)		0.03		0.00		(0.01)

(1)
The Company recorded impairment and other lease charges of $0.7 million in the fourth quarter of fiscal 2012, $0.6 million in the first quarter of fiscal 2013, $2.2 million in the second quarter of fiscal 2013, $1.1 million in the third quarter of fiscal 2013 and $0.6 million in the fourth quarter of fiscal 2013 (See Note 6).

(2)	The Company recorded a loss on extinguishment of debt of $1.5 million in the second quarter of fiscal 2012.

(3)
The Company recorded a gain of $0.2 million in the third quarter of fiscal 2012 and $0.5 million in the fourth quarter of fiscal 2012 related to property insurance recoveries from fires at two restaurants (See Note 11).

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 29, 2013, DECEMBER 30, 2012 and JANUARY 1, 2012
(in thousands of dollars)

	Column B	Column C		Column D	Column E
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to other accounts	Deductions	Balance at End of Period
Year Ended December 29, 2013
Deferred income tax valuation allowance	$2,063	$624		$—	$2,687
Year Ended December 30, 2012
Deferred income tax valuation allowance	903	2,063	(903)	—	2,063
Year Ended January 1, 2012
Deferred income tax valuation allowance	549	354	—	—	903

SIGNATURES
Pursuant to the requirements of the Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 3rd day of March 2014.

CARROLS RESTAURANT GROUP, INC.

/s/ Daniel T. Accordino
(Signature)
Daniel T. Accordino Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.

Signature	Title	Date

/s/ Daniel T. Accordino	President, Chief Executive Officer and Director	March 3, 2014
Daniel T. Accordino

/s/ Paul R. Flanders	Vice President, Chief Financial Officer and Treasurer	March 3, 2014
Paul R. Flanders

/s/ Timothy J. LaLonde	Vice President, Controller	March 3, 2014
Timothy J. LaLonde

/s/ Clayton E. Wilhite	Director and Chairman of the Board	March 3, 2014
Clayton E. Wilhite

/s/ Manuel A. Garcia III	Director	March 3, 2014
Manuel A. Garcia III

/s/ Joel M. Handel	Director	March 3, 2014
Joel M. Handel

/s/ David S. Harris	Director	March 3, 2014
David S. Harris

/s/ Alexandre Macedo	Director	March 3, 2014
Alexandre Macedo

/s/ Daniel Schwartz	Director	March 3, 2014
Daniel Schwartz