Form 10-K/A
period 2013-12-29
CARROLS RESTAURANT GROUP, INC.
filed 2014-03-28
CIK 809248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K/A
Amendment No. 1

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of March 24, 2014 Carrols Restaurant Group, Inc. had 23,710,910 shares of its common stock, $.01 par value, outstanding. The aggregate market value of the common stock held by non-affiliates as of June 30, 2013 of Carrols Restaurant Group, Inc. was $142,651,309.

DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE

We filed our Annual Report on Form 10-K for the fiscal year ended December 29, 2013 (“2013 Form 10-K”) with the Securities and Exchange Comission (the "SEC") on March 3, 2014. We are filing this Amendment No. 1 on Form 10-K/A solely for the purpose of including in the 2013 Form 10-K the Part III information not previously included in the 2013 Form 10-K.

This Amendment No. 1 on Form 10-K/A hereby amends and restates in their entirety Items 10 through 14 of Part III of the 2013 Form 10-K as well as the cover page to update the number of shares of our common stock outstanding and to remove the statement that information is being incorporated by reference from our definitive proxy statement.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment No.1 on Form 10-K/A also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Subsection (a) (3) of Item 15 of Part IV has also been amended and restated in its entirety to include the currently dated certifications as exhibits, and to reference the financial statements and financial statement schedule previously filed with the 2013 Form 10-K.

No attempt has been made in this Amendment No. 1 on Form 10-K/A to modify or update the other disclosures presented in the 2013 Form 10-K. This Amendment No. 1 on Form 10-K/A does not reflect events occurring after the filing of the 2013 Form 10-K. Accordingly, this Amendment No. 1 on Form 10-K/A should be read in conjunction with the 2013 Form 10-K and the Company’s other filings with the SEC.

PRESENTATION OF INFORMATION

Throughout this Amendment No. 1 on Form 10-K/A, we refer to Carrols Restaurant Group, Inc. as “Carrols Restaurant Group” and, together with its consolidated subsidiaries, as “we”, “our” and “us” unless otherwise indicated or the context otherwise requires. Any reference to “Carrols” refers to our wholly-owned subsidiary, Carrols Corporation, a Delaware corporation, and its consolidated subsidiaries, unless otherwise indicated or the context otherwise requires. Any reference to “Carrols LLC” refers to Carrols' direct subsidiary, Carrols LLC, a Delaware limited liability company, unless otherwise indicated or the context otherwise requires. Any reference to “Fiesta Restaurant Group” or “Fiesta” refers to our former indirect wholly-owned subsidiary, Fiesta Restaurant Group, Inc., a Delaware corporation, and its consolidated subsidiaries unless otherwise indicated or the context otherwise requires. Any reference to BKC in this Amendment No. 1 on Form 10-K/A refers to Burger King Worldwide, Inc. and its wholly-owned subsidiaries, including Burger King Corporation. Unless otherwise indicated, information regarding BKC in this Amendment No. 1 on Form 10-K/A has been made publicly available by BKC.

On May 7, 2012, which we refer to as the "distribution date", we completed the spin-off of Fiesta Restaurant Group from Carrols Restaurant Group in the form of a pro rata dividend of all of the issued and outstanding common stock of Fiesta Restaurant Group to our stockholders whereby each stockholder of our common stock of record on April 26, 2012, which we refer to as the "spin-off record date", received one share of Fiesta Restaurant Group common stock for every one share of our common stock held, which we refer to as the "spin-off". As a result of the spin-off, Fiesta Restaurant Group is now an independent company whose common stock is traded on The NASDAQ Global Select Market under the symbol “FRGI.” Carrols Restaurant Group’s common stock continues to trade on The NASDAQ Global Market under the symbol “TAST.”

On March 26, 2012, we and Carrols LLC entered into an asset purchase agreement, as amended on May 30, 2012, with BKC pursuant to which we, through Carrols LLC, agreed to purchase 278 of BKC’s company-owned restaurants, which we refer to as the "acquired BKC restaurants", located in Ohio, Indiana, Kentucky, Pennsylvania, North Carolina, South Carolina and Virginia, which we refer to as the "2012 acquisition". As part of the consideration paid to BKC in the 2012 acquisition, on May 30, 2012, we issued 100 shares of our Series A Convertible Preferred Stock, which we refer to as "Series A Preferred Stock", to BKC. The 2012 acquisition was consummated on May 30, 2012.

CARROLS RESTAURANT GROUP, INC.
FROM 10-K/A
YEAR ENDED DECEMBER 29, 2013

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Principal Occupation, Business Experience, Qualifications and Directorships of the Members of the Board of Directors

Our board of directors is divided into three classes of directors, with the classes as nearly equal in number as possible, each serving staggered three-year terms, except for our two Class A directors as described below. The terms of office of our Class I, Class II and Class III directors are:

•	Class I director, whose term will expire at the Annual Meeting of Stockholders to be held in 2016 and when his successor is duly elected and qualify;

•	Class II directors, whose term will expire at the Annual Meeting of Stockholders to be held in 2014 and when their successors are duly elected and qualify; and

•	Class III directors whose term will expire at the Annual Meeting of Stockholders to be held in 2015 and when their successors are duly elected and qualify.
As further described below, the terms of the Series A Preferred Stock issued to BKC in connection with the 2012 acquisition provide that BKC is entitled to elect two Class A directors subject to certain conditions. Each Class A director, in his capacity as a member of our board of directors, is afforded the same rights and privileges as the other members of our board of directors, including, without limitation, rights to indemnification, insurance, notice, information and the reimbursement of expenses.
The following table sets forth information with respect to each of the members of our board of directors, including the Class of such director and the year in which each such director’s term will expire.

Name	Age	Year Became a Director	Year Term Expires and Class
Daniel T. Accordino	63	1993	2016 Class I
Clayton E. Wilhite (1) (2) (3)	68	1997	2014 Class II
Joel M. Handel (1) (3) (4)	78	2006	2014 Class II
David S. Harris (1) (2) (4)	53	2012	2015 Class III
Manuel A. Garcia III (2)	70	2013	2015 Class III
Daniel Schwartz	33	2012	2014 Class A
Alexandre Macedo	36	2013	2014 Class A
(1) Member of the Audit Committee.
(2) Member of the Compensation Committee.
(3) Member of the Corporate Governance and Nominating Committee.
(4) Member of the Finance Committee.
Daniel T. Accordino has been Chief Executive Officer of Carrols Restaurant Group since January 1, 2012. Mr. Accordino has been President and a director of Carrols Restaurant Group since February 1993 and was Chief Operating Officer of Carrols Restaurant Group from February 1993 to December 2011. Before that, Mr. Accordino served as Executive Vice President - Operations from December 1986 and as Senior Vice President of Carrols from April 1984. From 1979 to April 1984, he was Vice President of Carrols responsible for restaurant operations, having previously served as Assistant Director of Restaurant Operations. Mr. Accordino has been an employee of ours since 1972.
Mr. Accordino’s experience as our Chief Executive Officer since January 1, 2012, as a director and President since 1993, past experience as our Chief Operating Officer from 1993 to 2011 and as an employee of the Company in various capacities since 1972 gives him outstanding skills and insight into our challenges as well as extensive knowledge of the restaurant industry. Mr. Accordino brings to the board significant leadership, management, operational, financial and brand management experience.
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
Mr. Wilhite brings valuable leadership, and strategic skills from 20 years as a CEO or COO in the management consulting, consumer marketing and advertising agency businesses. In addition, having served as the non-executive Chairman of our board of directors since January 2012, on our board of directors since 1997 and on the Pollo Tropical board prior to its acquisition by us, he brings consumer based insights to our strategic planning process.
Joel M. Handel has served as a director since 2006. Since October 2013, Mr. Handel has been a partner in the law firm Schnader Harrison Segal and Lewis, LLP. From November 2008 until joining Schnader Harrison Segal and Lewis, LLP, Mr. Handel was a partner in the law firm Seyfarth Shaw LLP. From 2001 until joining Seyfarth Shaw, Mr. Handel was a partner in the law firm of Brown Raysman Millstein Felder & Steiner LLP which merged with and became a part of Thelen Reid Brown Raysman & Steiner on December 1, 2006. From 1976 to 2001 he was managing partner of the law firm of Baer Marks & Upham LLP.
Mr. Handel has over 30 years' experience as a partner in several major law firms and has a formal background and training in accounting and tax law. He has represented numerous public corporations and has been involved with numerous mergers and acquisitions and other corporate transactions and has significant expertise related to the business, financial, and legal issues facing public companies.
David S. Harris has served as a director since May 7, 2012. He has served as President of Grant Capital, Inc., a private investment company, since January 2002. From May 2001 until December 2001, Mr. Harris served as a Managing Director in the investment banking division of ABN Amro Securities LLC. From September 1997 until May 2001, Mr. Harris served as a Managing Director and Sector Head of the Retail, Consumer and Leisure Group of ING Barings LLC, a financial institution. From 1986 to 1997, Mr. Harris served in various capacities as a member of the investment banking group of Furman Selz LLC. Mr. Harris is a director of Rex American Resources Corporation, a retailer of consumer electronics and appliances, and Steiner Leisure Limited, a worldwide provider in the fields of beauty, wellness and education. Mr. Harris serves on the Audit Committee and the Compensation Committee of Steiner Leisure Limited and is the Chairman of the Compensation Committee of Steiner Leisure Limited. Mr. Harris serves on the Audit Committee, Compensation Committee and Nomination/Corporate Governance Committee of Rex American Resources Corporation and is the Chairman of the Audit Committee of Rex American Resources Corporation.
Mr. Harris brings significant experience with the strategic, financial and operational issues of retail companies in connection with his service on the boards of a number of public and private companies.
Manuel A. Garcia has served as a director since November 15, 2013. Mr. Garcia has served as Chairman of the Board of Directors of Chef Creations, Inc. a privately owned supplier and manufacturer of ready-to-eat custom food products since 1998 and has served as a director since 1998. Mr. Garcia has served as President and Chief Executive Officer of Atlantic Coast Management, Inc., a privately owned operator of various restaurants in the Orlando, Florida area, since 1996. Mr. Garcia previously served on the Board of Directors of BKC from 2003 until October 2010. From 1969 until 2000 Mr. Garcia operated Burger King® restaurants as a franchisee eventually owning and operating a total of 67 Burger King® restaurants.
Mr. Garcia brings significant experience with the strategic, financial and operational issues of restaurant companies and Burger King® restaurant operations in connection with his service on the board of Burger King Corporation, his ownership and operation of Burger King® restaurants, and his service on boards of a number of public and private restaurant companies.
Daniel Schwartz has served as a Class A director since the closing of the 2012 acquisition on May 30, 2012. Mr. Schwartz has served as the Chief Executive Officer of BKC since June 2013. Mr. Schwartz joined BKC in October 2010 as Executive Vice President, Deputy Chief Finance Officer and was appointed Executive Vice President and Chief Financial Officer in December 2010, effective January 1, 2011. Since January 2008, Mr. Schwartz has been a partner with 3G Capital, where he was responsible for managing 3G Capital’s private equity business prior to joining BKC. He joined 3G Capital in January 2005 as an analyst and worked with the firm’s public and private equity investments until November 2010. From March 2003 until January 2005, Mr. Schwartz worked for Altair Capital Management, a hedge fund located in Stamford, Connecticut and served as an analyst in the mergers and acquisitions group at Credit Suisse First Boston from June 2001 to March 2003.
Mr. Schwartz brings significant experience with the strategic, financial and operational issues of restaurant companies in connection with his employment as an executive officer of BKC.
Alexandre Macedo has served as a Class A director since October 25, 2013 in connection with the issuance of the Series A Preferred Stock to BKC. Mr. Macedo was appointed President of North America of BKC in April 2013. Mr. Macedo joined BKC in 2011 as Senior Vice President Marketing, North America, and later was General Manager of the North America Franchise Business. Prior to joining BKC, Mr. Macedo was a founder and partner of True Marketing, a Brazilian based marketing consulting firm from 2008 to 2011. Prior to this, he was head of the Brahma Beer business unit at AmBev from 2003 through 2007. Mr. Macedo received an MBA from Insead in 2003 and BS from NYU Stern School of Business in 1998.
Mr. Macedo brings significant experience with the strategic, financial and operational issues of restaurant companies in connection with his employment as an executive officer of BKC.

Information Regarding Executive Officers

Name	Age	Position
Daniel T. Accordino	63	Chief Executive Officer and President
Paul R. Flanders	57	Vice President, Chief Financial Officer and Treasurer
William E. Myers	58	Vice President, General Counsel and Secretary
Timothy J. LaLonde	57	Vice President, Controller
Gerald J. DiGenova	57	Vice President, Human Resources
Richard G. Cross	51	Vice President, Real Estate
For biographical information regarding Daniel T. Accordino, please see "—, Principal Occupation, Business Experience, Qualifications and Directorships of the Members of the Board of Directors".
Paul R. Flanders has been Vice President, Chief Financial Officer and Treasurer since April 1997. From May 7, 2012 until July 16, 2012, Mr. Flanders also served as the Interim Chief Financial Officer of Fiesta Restaurant Group. Before joining us, he was Vice President-Corporate Controller of Fay’s Incorporated, a retail chain, from 1989 to 1997, and Vice President-Corporate Controller for Computer Consoles, Inc., a computer systems manufacturer, from 1982 to 1989. Mr. Flanders was also associated with the accounting firm of Touche Ross & Co. from 1977 to 1982.

William E. Myers has been General Counsel and Secretary since May 7, 2012. He was appointed Vice President in July 2001. Mr. Myers served as Associate General Counsel from March 2001 through May 7, 2012. Before joining us, Mr. Myers was engaged in private practice beginning in 1982.
Timothy J. LaLonde has been Vice President, Controller since July 1997. Before joining us, he was a controller at Fay’s Incorporated, a retailing chain, from 1992 to 1997. Prior to that, he was a Senior Audit Manager with the accounting firm of Deloitte & Touche LLP, where he was employed since 1978.
Gerald J. DiGenova has been Vice President, Human Resources since July 2001. Mr. DiGenova was Director of Human Resources from January 1996 until June 2001. Mr. DiGenova served as Director of Safety and Risk Management from 1992 until December 1995 and Personnel Manager from January 1985 until January 1992. Mr. DiGenova has been an employee of ours since 1973, when he began as an hourly restaurant team member.
Richard G. Cross has been Vice President, Real Estate since July 2001.  Mr. Cross was Director of Real Estate from 1994 until July 2001. Mr. Cross served as a Real Estate Manager from 1993 until 1994 and as a Real Estate Representative from 1987 until 1993. Mr. Cross joined us in May 1984 and held various positions in the Purchasing Department until 1987.
 Section 16(a) Beneficial Ownership Reporting Compliance
Based upon a review of the filings furnished to us pursuant to Rule 16a-3(e) promulgated under the Exchange Act, and on representations from our executive officers and directors and persons who beneficially own more than 10% of our common stock, all filing requirements of Section 16(a) of the Exchange Act were complied with in a timely manner during the fiscal year ended December 29, 2013.
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
Audit Committee
Our Audit Committee consists of Messrs. Wilhite, Harris and Handel, with Mr. Harris serving as the Chairman of the Audit Committee. All three current members of the Audit Committee satisfy the independence requirements of Rule 10A-3 of the Securities Exchange Act of 1934, as amended, which we refer to as the “Exchange Act”, and Rule 5605 of the NASDAQ listing standards. Each member of our Audit Committee is financially literate. In addition, Mr. Harris serves as our Audit Committee “financial expert” within the meaning of Item 407 of Regulation S-K of the Securities Act of 1933, as amended, which we refer to as the “Securities Act”, and has the financial sophistication required under the NASDAQ listing standards.

Item 11. Executive Compensation.
Compensation Discussion and Analysis
Overview
Our Compensation Committee has responsibility for determining and approving the compensation programs for our Chief Executive Officer, which we refer to as the “CEO”, and our other executive officers named in the Summary Compensation Table, which we refer to as the “Named Executive Officers”. As described below, the principal elements of our compensation programs include base salary, annual bonus, long-term incentives including restricted stock and the ability to defer the receipt of current compensation. Our CEO recommends to the Compensation Committee the base salary, annual bonus and long-term incentive compensation for the other Named Executive Officers.
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
The Role of Stockholder Say-on-Pay Votes
Our board of directors, Compensation Committee, and management value the opinions of our stockholders. We provide our stockholders with the opportunity to cast an advisory vote to approve Named Executive Officer compensation every three years, or Say-on-Pay. Although the advisory Say-On-Pay vote is non-binding, our Compensation Committee has considered the outcome of the vote when making compensation decisions for Named Executive Officers. At our annual meeting of stockholders held in June 2011, approximately 90.55% of the stockholders who voted on the Say-on-Pay proposal voted in favor of the proposal. Our Compensation Committee believes that this evidenced our stockholders’ support for our approach to executive compensation. Our next Say-on-Pay proposal will be voted at our 2014 annual meeting of stockholders. Our Compensation Committee will continue to consider the outcome of our Say-on-Pay votes when making future compensation decisions for our Named Executive Officers.
Short-Term Compensation
Base Salary. The Compensation Committee annually reviews and approves the base salaries of our executive officers based upon recommendations from our CEO. Increases are not preset and typically take into account the individual’s performance, responsibilities of the position, potential to contribute to our long term objectives, management skills, future potential and periodically from competitive data. Our executive compensation plan in place was designed to compensate our CEO and executive officers, including the Named Executive Officers, with modest annual increases in base salaries combined with the opportunity to earn up to approximately double the amount of base salary in annual cash incentive bonuses based on Carrols Restaurant Group and individual performance, in order to align the interests of our CEO and the other Named Executive Officers with those of our stockholders.
Factors considered in base salary planning included our performance, budgetary and cost containment issues, competitive market data (from time to time) and current salary levels, as appropriate. At the end of the year, the CEO evaluates each of the other Named Executive Officer’s performance and expected future contributions.

For the 2013 fiscal year, the base salary of our CEO and President, Daniel T. Accordino, was determined pursuant to an employment agreement with Mr. Accordino, us and Carrols LLC, which we refer to as the "employment agreement", which became effective on, January 1, 2012 or the “Effective Date”. Under such employment agreement, the base salary for Mr. Accordino was $544,000 for the 2012 fiscal year and Mr. Accordino’s base salary may be increased annually at the sole discretion of the Compensation Committee. In January 2013, Mr. Accordino received an increase of 2.9% in his base salary to $560,000. The terms of Mr. Accordino’s employment agreement and the increase in Mr. Accordino's base salary were approved by our Compensation Committee.
In January 2013, our other Named Executive Officers, Paul R. Flanders, Timothy J. LaLonde, William E. Myers and Richard G. Cross, each received an increase of 2.9%, 10.2%, 14.3% and 11.2% in their respective base salary over the levels established for the 2012 fiscal year, as recommended by our CEO and approved by our Compensation Committee.
Annual Incentive Bonus Payments. Annual cash bonuses have been an important component of our compensation program for our executive officers and an executive bonus plan, or "Executive Bonus Plan", has been approved by the Compensation Committee. Our current Executive Bonus Plan was established in 2012, is reviewed annually by the Compensation Committee and measures performance throughout our fiscal year. Under our Executive Bonus Plan, annual incentive bonus payments are typically paid in March based on performance for the prior fiscal year.
For the 2013 fiscal year, each of the Named Executive Officers was eligible to receive a maximum annual incentive bonus ranging from 60% to 100% of base salary, depending on their respective positions. For each Named Executive Officer, the potential bonus payments were tied, in part, to the level of EBITDA achieved for the 2013 fiscal year (as defined and measured under the Executive Bonus Plan) in relation to our budgeted EBITDA for the 2013 fiscal year, and provided for increasing payments to the extent that certain minimum thresholds were exceeded. Each executive was also eligible to receive a bonus based on his individual attainment of specified goals and objectives established for the year, subject to certain minimum thresholds for both EBITDA and each individual's overall attainment of his goals and objectives. For each individual, 50% of his maximum potential bonus payment was tied to the level of EBITDA and 50% was tied to his individual attainment of goals and objectives.
Under the Executive Bonus Plan, EBITDA is defined as earnings before interest, income taxes, depreciation and amortization, impairment charges and stock compensation expense. The Executive Bonus Plan also provides that EBITDA will be adjusted to exclude extraordinary, unusual or non-recurring gains and losses not deemed to be in the ordinary course of business, at the Compensation Committee's reasonable discretion. The Executive Bonus Plan requires that a minimum of 85% of budgeted EBITDA must be attained before the payment of any bonus and also specifies that the portion of the bonus tied to EBITDA will be capped after the attainment of 105% of budgeted EBITDA. The EBITDA bonus is earned on a pro-rata basis at an established rate for each participant for each 1% increase in attainment of budgeted EBITDA above 85% to a maximum of 105%. For the portion of the bonus tied to goals and objectives, a minimum of 70% achievement of such goals and objectives is also required for the participant to be eligible for this portion of the bonus. Payments of the portion of the bonus tied to individual goals are determined based on the discretion of the Compensation Committee, with input from the CEO, based on evaluating achievement of each participant's goals and objectives. The determination of whether goals and objectives were met by each Named Executive Officer is not a formulaic, objective or quantifiable standard; rather, the individual performance considerations were just factors (among others) that were generally taken into account in the course of making subjective judgments in connection with the compensation decision.
The following table sets forth the maximum bonus and actual bonus earned for each of the Named Executive Officers under the Executive Bonus Plan for the 2013 fiscal year:

Name	Maximum EBITDA Bonus % (1)	Maximum Objectives Bonus % (1)	Total Maximum Bonus % (1)	EBITDA Bonus Rate per 1% Attainment (1) (2)	Earned EBITDA Bonus % (1)(3)	Earned Objectives Bonus % (1)	Total Earned 2013 Bonus
Daniel T. Accordino	50%	50%	100%	2.5%	26.7%	47.5%	$415,469
Paul R. Flanders	45%	45%	90%	2.25%	24.0%	44.1%	217,313
Timothy J. LaLonde	30%	30%	60%	1.5%	16.0%	30.0%	99,391
William E. Myers	30%	30%	60%	1.5%	16.0%	27.6%	87,230
Richard G. Cross	30%	30%	60%	1.5%	16.0%	28.5%	86,803

(1)	Bonus percentages stated as a percentage of individuals' base salary.

(2)	Rate, as a percentage of individual's salary, at which EBITDA bonus is earned for each 1% increase in attainment of EBITDA over minimum of 85% of budgeted EBITDA.

(3)	Based on actual attainment percentage of 95.7% to budgeted EBITDA (as adjusted).
For the 2013 fiscal year we generated total EBITDA (as defined and adjusted under the Executive Bonus Plan) of $34.3 million representing an attainment percentage of 95.7% of total budgeted EBITDA which was $35.8 million for the 2013 fiscal year. The following is a reconciliation of our net income (loss) as set forth in our audited consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended December 29, 2013 to EBITDA (as adjusted) utilized in the calculation of the 2013 bonus under the Executive Bonus Plan:

Net loss	$(13,519)
Benefit from income taxes	(10,397)
Interest expense	18,841
Depreciation and amortization	33,594
EBITDA	28,519
Adjustments:
Impairment expense	4,462
Stock compensation expense	1,205
Legal fees related to EEOC litigation	85
Other expense	17
EBITDA, as adjusted	34,288
Budgeted EBITDA	35,836
Attainment %	95.7%
Long-Term Compensation
The long-term incentive compensation utilized by us for our senior management has been an equity based compensation plan designed to create alignment of senior management’s interests with those of our long term stockholders. Based upon the recommendation of our Compensation Committee and the approval of our board of directors, beginning in fiscal year 2011 we replaced the use of stock option grants which we previously granted to our CEO and executive officers, including the Named Executive Officers, with restricted stock grants in connection with the long-term incentive component of our overall compensation plan. Our Compensation Committee and our board of directors agreed that the use of restricted stock grants would be a more efficient and effective mechanism to create alignment of senior management’s interests with those of our long term stockholders. As a result, in January 2011 we awarded restricted stock grants to our executive officers, including the Named Executive Officers, taking into account job responsibilities, individual performance and the number of shares of our common stock available for grant and issuance under our 2006 Stock Incentive Plan, as amended which we refer to as the "Carrols plan." Restricted stock grants utilized in the Carrols plan have a time-based vesting schedule with a certain percentage of shares vesting over a period of time established by the Compensation Committee under the Carrols plan. During the 2011 fiscal year, our Compensation Committee established a policy with respect to the timing of granting restricted stock under the Carrols plan. This policy provides that restricted stock being granted to employees, including the Named Executive Officers, will be granted on either January 15 or July 15. Accordingly, the measurement of the value of any restricted stock grant would be based upon the price of our common stock at the close of business on those respective grant dates. The Compensation Committee would grant such restricted stock based upon recommendations from our CEO, who would provide such recommendations after evaluating the individual performance of our employees (including the Named Executive Officers, other than the CEO). Such performance evaluations coincide with our normal end of year annual review process for employees and senior management. The granting of stock options and restricted stock have been and are an important component of the total compensation package for the Named Executive Officers and is an important retention tool. Because the Compensation Committee’s policy has been to grant stock options or restricted stock on a fixed date, the Compensation Committee may have previously, or may in the future grant stock options or restricted stock at a time when it, as well as the CEO and senior management, may be aware of material non-public information that, once made public, could either have a positive or negative effective on the price of our common stock.
2006 Stock Incentive Plan. The Carrols plan provides for the grant of stock options and stock appreciation rights, stock awards, performance awards, outside director stock options and outside director stock awards. Any officer, employee, associate, director and any consultant or advisor providing services to us are eligible to participate in the Carrols plan.
The Carrols plan is administered by the Compensation Committee which approves awards and may base its considerations on recommendations by our CEO. The Compensation Committee has the authority to (1) approve plan participants, (2) approve whether and to what extent stock options, stock appreciation rights and stock awards are to be granted and the number of shares of stock to be covered by each award (other than an outside director award), (3) approve forms of agreement for use under the Carrols plan, (4) determine terms and conditions of awards (including, but not limited to, the option price, any vesting restriction or limitation, any vesting acceleration or waiver or forfeiture, and any right of repurchase, right of first refusal or other transfer restriction regarding any award), (5) modify, amend or adjust the terms and conditions of any award, (6) determine the fair market value, and (7) determine the type and amount of consideration to be received by us for any stock award issued.

On July 12, 2013 a restricted stock grant was made to one of our Regional Directors, of 19,000 shares of restricted stock. Other than such award and outside director awards, no other restricted stock grants were made in 2013.

Other Benefits
We offer certain other benefits to the CEO and Named Executive Officers as described below. Such benefits are not taken into account in determining such individuals’ base salary, annual incentive bonus or equity based compensation.
Deferred Compensation Plan. We provide certain benefits under The Carrols Corporation and Subsidiaries Deferred Compensation Plan , which we refer to as the “Deferred Compensation Plan”, which is discussed under "—, Nonqualified Deferred Compensation."
Change of Control and Severance Benefits. For a discussion of change of control arrangements or severance arrangements and the triggers for payments under such arrangements, please see “—, Potential Payments Upon Termination or Change-of-Control.”
Other Post-Employment Benefits. The employment agreement for Mr. Accordino provides, for continued coverage under our welfare and benefits plans for Mr. Accordino and his eligible dependents after cessation of employment with us for the remainder of their respective lives.
Compensation for the Named Executive Officers
In December 2011, we entered into an employment agreement with Mr. Accordino. On September 6, 2013, we entered into a first amendment to the employment agreement. Mr. Accordino’s employment agreement is further described under "—, Summary Compensation Table."
None of the other Named Executive Officers have an employment agreement with us.
Compensation Committee Report
The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based on such review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in both the Company's Annual Report on Form 10-K for the year ended December 29, 2013 and the Company's Proxy Statement on Schedule 14A for the 2014 Annual Meeting of Stockholders.

Compensation Committee

Manuel A. Garcia III, Chairman
Clayton E. Wilhite
David S. Harris

Compensation Committee Interlocks and Insider Participation
The members of the our Compensation Committee for the fiscal year ended December 29, 2013 were Manuel A. Garcia III, Clayton E. Wilhite, and David S. Harris. Nicholas Daraviras resigned as a member of the Compensation Committee on November 15, 2013. None of the members of the our Compensation Committee were, during such year, an officer of us or any of our subsidiaries or had any relationship with us other than serving as a director. In addition, no executive officer served as a director or a member of the compensation committee of any other entity, other than any subsidiary of ours, one of whose executive officers served as a director or on our Compensation Committee. None of the members of our Compensation Committee had any relationship required to be disclosed under this caption under the rules of the SEC.

SUMMARY COMPENSATION TABLE
The following table summarizes historical compensation awarded or paid to, or earned by, each of the Named Executive Officers for the fiscal years ended December 29, 2013, December 30, 2012 and January 1, 2012.

Name and Principal Position	Year	Salary ($)	Bonus (1)($)	Stock Awards (2)($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Change in Nonqualified Deferred Compensation Earnings (3) ($)	All Other Compensation ($)	Total ($)
Daniel T. Accordino	2013	$560,004	$415,469	$—	—	—	—	—	$975,473
President, Chief Executive	2012	$544,000	$368,281	$1,055,918	—	—	—	—	$1,968,199
Officer and Director	2011	$543,697	$146,526	$114,750	—	—	—	—	$804,973
Paul R. Flanders	2013	$319,008	$217,313	$—	—	—	—	—	$536,321
Vice President, Chief	2012	$310,008	$187,796	$616,370	—	—	—	—	$1,114,174
Financial Officer and Treasurer	2011	$275,004	$276,969	$30,600	—	—	—	—	$582,573
Timothy J. LaLonde	2013	$216,000	$99,391	$—	—	—	$676	—	$316,067
Vice President, Corporate Controller	2012	$196,008	$79,158	$203,090	—	—	—	—	$478,256
William E. Myers	2013	$200,004	$86,803	$—	—	—	—	—	$286,807
Vice President, General Counsel	2012	$153,613	$59,731	$202,767	—	—	—	—	$416,111
Richard G. Cross	2013	$195,000	$87,230	$—	—	—	—	—	$282,230
Vice President, Real Estate	2012	$175,423	$68,214	$203,720	—	—	—	—	$447,357
_____________________________

(1)
We provide bonus compensation to our executive officers based on an individual’s achievement of certain specified objectives and our achievement of specified increases in stockholder value. See “Compensation Discussion and Analysis” above for a discussion of our Executive Bonus Plan. Amounts include cash bonuses paid in fiscal year 2014, 2013 and 2012 with respect to services rendered in fiscal year 2013, 2012 and 2011, respectively.

(2)
The amounts shown represent the aggregate grant date fair value of restricted stock granted and approved by the Compensation Committee in each of the fiscal years presented and is consistent with the grant date fair value of the award computed in accordance with FASB ASC Topic 718.

For the fiscal year ended December 30, 2012, this amount also includes the incremental compensation cost resulting from the conversion of all of our outstanding vested stock options to shares of our common stock and all of our outstanding non-vested stock options to non-vested shares of our common stock on March 5, 2012 in connection with the spin-off. See "Certain Relationships and Related Transactions — The Spin-Off and Related Transactions — Employee Matters Agreement — Treatment of Carrols Restaurant Group Stock Based Awards." See Notes 1 and 13 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 29, 2013, for assumptions used in the calculation of this amount. There were no forfeitures in 2013, 2012 or 2011 by the Named Executive Officers. These amounts reflect the grant date fair value for these awards and do not correspond to the actual value that will be recognized by the Named Executive Officers. The actual value, if any, that a Named Executive Officer may realize for restricted shares is the stock price at the date of vesting, so there is no assurance that the value realized by a Named Executive Officer will be at or near the value estimated by the Black-Scholes model used in connection with the 2012 conversion of stock options. These grants are included and discussed further in the tables included below under “Outstanding Equity Awards at Fiscal Year-End”.
(3) These amounts represent the above-market portion of earnings on compensation deferred by the Named Executive Officers under our nonqualified Deferred Compensation Plan. Earnings on deferred compensation are considered to be above-market to the extent that the rate of interest exceeds 120% of the applicable federal long-term rate. At December 29, 2013, 120% of the federal long-term rate was 3.99% per annum and the interest rate paid to participants was 8% per annum.
Accordino Employment Agreement
On November 1, 2011, we and Mr. Accordino mutually agreed that Mr. Accordino would become our President and Chief Executive Officer effective on January 1, 2012. In December 2011, we and Carrols LLC entered into a new employment agreement with Mr. Accordino. Mr. Accordino’s employment agreement which commenced on the Effective Date and is subject to automatic renewals for successive one-year terms unless either Mr. Accordino, we or Carrols LLC elects not to renew Mr. Accordino’s employment agreement by giving written notice to the others at least 30 days before a scheduled expiration date. Mr. Accordino’s employment agreement provides that Mr. Accordino will receive an annual base salary of $544,000 and provides that such amount may be increased annually at the sole discretion of our Compensation Committee. Pursuant to Mr. Accordino’s employment agreement, Mr. Accordino will participate in our Executive Bonus Plan, and any stock option or other equity incentive plans applicable to executive employees, as determined by our Compensation Committee. Mr. Accordino’s employment agreement also provides that if Mr. Accordino’s employment is terminated without "cause" (as defined in Mr. Accordino’s employment agreement) or Mr. Accordino terminates his employment for "good reason" (as defined in Mr. Accordino’s employment agreement), in each case within twelve months following a "change of control" (as defined in Mr. Accordino’s employment agreement), Mr. Accordino will receive a cash lump sum payment equal to 2.99 times his average salary plus his average annual bonus (paid under our Executive Bonus Plan or deferred under our Deferred Compensation Plan) for the prior five years. Mr. Accordino’s employment agreement also provides that if Mr. Accordino’s employment is terminated by us or Carrols LLC without “cause”, as defined in Mr. Accordino’s employment agreement (other than following a change of control as described above), or Mr. Accordino terminates his employment for “good reason”, as defined in Mr. Accordino’s employment agreement (other than following a change of control as described above), Mr. Accordino will receive a lump sum cash payment in an amount equal to 2.00 times his average salary plus average annual bonus (paid under our Executive Bonus Plan or deferred under our Deferred Compensation Plan) for the prior five years. Mr. Accordino’s employment agreement includes non-competition and non-solicitation provisions effective during the term of Mr. Accordino’s employment agreement and for two years following its termination. Prior to December 2011, Mr. Accordino had an employment agreement with us that provided for substantially similar terms as the existing agreement. On September 6, 2013 we and Carrols LLC entered into an amendment to Mr. Accordino’s employment agreement to provide, among other things, that in the event that we or Carrols LLC elect not to renew the term of the employment agreement for any reason other than for "cause" (as defined in the employment agreement), we or Carrols LLC shall (1) pay to Mr. Accordino a lump sum cash payment equal to his annual base salary and vacation pay in effect on the last day of the term of the employment agreement; (2) pay to Mr. Accordino any amounts he is entitled to under the Deferred Compensation Plan; (3) pay to Mr. Accordino the annual bonus for the year in which the term of the employment agreement ended that is payable under the terms of the Executive Bonus Plan; and (4) continue certain health benefits and insurance policies.

GRANTS OF PLAN-BASED AWARDS
There were no grants of plan-based awards made to the Named Executive Officers during the fiscal year ended December 29, 2013.
OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
The following table sets forth certain information with respect to the value of all Carrols Restaurant Group equity awards that were outstanding at the December 29, 2013 fiscal year end for each of the Named Executive Officers.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested (2) ($)	Equity Incentive Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Daniel T. Accordino (1)	—	—	—	—	—	159,995	$1,065,567	—	—
Paul R. Flanders (1)	—	—	—	—	—	77,367	$515,264	—	—
Timothy J. LaLonde (1)	—	—	—	—	—	28,847	$192,121	—	—
William E. Myers (1)	—	—	—	—	—	28,347	$188,791	—	—
Richard G. Cross (1)	—	—	—	—	—	29,831	$198,674	—	—

_____________________________

(1)
On March 5, 2012, we converted all of our outstanding vested stock options to shares of our common stock and all of our outstanding non-vested stock options to non-vested restricted shares of our common stock. The non-vested restricted shares issued in connection with such conversion vest according to the same period and anniversary date as the original stock options, with a pro-rated portion of the shares vesting on the anniversary date of the original option award.

In July 2012, we granted restricted stock awards to each Named Executive Officer pursuant to the Carrols plan. All such restricted stock awards vest over periods of four years with one-fourth of such restricted shares vesting on the first anniversary of the grant date and annually on the anniversary of the grant date thereafter.

(2)	The market value of the restricted stock awards was determined based on the closing price of our common stock on the last trading day of the 2013 fiscal year, December 27, 2013, which was $6.66.

OPTIONS EXERCISED AND STOCK VESTED
The following table summarizes the options exercised and vesting of restricted stock awards for each of our Named Executive Officers during the fiscal year ended December 29, 2013.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (1)
Daniel T. Accordino	—	—	65,587	$412,889
Paul R. Flanders	—	—	27,923	$180,103
Timothy J. LaLonde	—	—	10,654	$68,718
William E. Myers	—	—	10,339	$65,888
Richard G. Cross	—	—	11,056	$71,311
_____________________________

(1)	Based on the per-share market price of our common stock on the vesting date, multiplied by the number of shares vested.
NONQUALIFIED DEFERRED COMPENSATION
We have a Deferred Compensation Plan for employees not eligible to participate in the Carrols Corporation Retirement Savings Plan, which we refer to as the “Retirement Plan”, because they have been excluded as “highly compensated” employees (as so defined in the Retirement Plan), to voluntarily defer portions of their base salary and annual bonus. An eligible employee may elect, on a deferral agreement, to defer all or a specified percentage of base salary and, if applicable, all or a specified percentage of cash bonuses. All amounts deferred by the participants earn interest at 8% per annum. We do not match any portion of the funds. All of the Named Executive Officers are eligible to participate in our Deferred Compensation Plan.
The following table describes contributions, earnings and balances at December 29, 2013 under our Deferred Compensation Plan.

Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($) (1)	Aggregate Withdrawals/Distributions ($)	Aggregate Balance at Last FYE ($)
Daniel T. Accordino	—	—	—	—	—
Paul R. Flanders	—	—	—	—	—
Timothy J. LaLonde	$30,000	—	$1,332	—	$31,332
William E. Myers	—	—	—	—	—
Richard G. Cross	—	—	—	—	—
(1) Earnings represent the interest earned on amounts deferred at 8.0% per annum.
POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE-OF-CONTROL
Accordino Employment Agreement
On September 6, 2013, we and Carrols LLC entered into an amendment to Mr. Accordino's employment agreement to provide, among other things, that in the event that we or Carrols LLC elect not to renew the term of the employment agreement for any reason other than for "cause" (as defined in the employment agreement), we or Carrols LLC shall (1) pay to Mr. Accordino a lump sum cash payment equal to his annual base salary and vacation pay in effect on the last day of the term of the employment agreement; (2) pay to Mr. Accordino any amounts he is entitled to under the Deferred Compensation Plan; (3) pay to Mr. Accordino the annual bonus for the year in which the term of the employment agreement ended that is payable under the terms of the Executive Bonus Plan; and (4) continue certain health benefits and insurance policies.
Mr. Accordino’s employment agreement also provides that if Mr. Accordino’s employment is terminated without "cause" (as defined in his employment agreement) or Mr. Accordino terminates his employment for "good reason" (as defined in his employment agreement), (a) in each case within twelve months following a "change of control" (as defined his employment agreement), or (b) and a binding agreement with respect to a change of control transaction was entered into during the term of his employment and such change of control transaction occurs within 12 months after the date of his termination of employment, then in either case, Mr. Accordino will receive a cash lump sum payment equal to 2.99 multiplied by the average of the sum of his base salary and the annual bonus paid under the Executive Bonus Plan or deferred in accordance with the Deferred Compensation Plan in the five calendar years prior to the date of termination.
The employment agreement also provides that if Mr. Accordino’s employment is terminated by us or Carrols without cause more than 12 months following a change of control or Mr. Accordino terminates his employment for good reason more than 12 months following a change of control, Mr. Accordino will receive a cash lump sum payment in an amount equal to 2.00 multiplied by the average of the sum of his base salary and the annual bonus paid under the Executive Bonus Plan or deferred in accordance with the Deferred Compensation Plan in the five calendar years prior to the date of termination. The employment agreement includes non-competition and non-solicitation provisions effective during the term of the employment agreement and for two years following the termination of the employment agreement.
Change of Control/Severance Agreement
On June 3, 2013, we, Carrols and Carrols LLC entered into a change of control and severance agreement, which we refer to as the "change of control and severance agreement," with each of Messrs. Flanders, Myers, LaLonde, Cross and one other executive officer. Each change of control and severance agreement provides that if within one year following a "change of control" (as defined in the change of control and severance agreement), such employee's employment is terminated by us, Carrols or Carrols LLC without "cause" (as defined in the change of control and severance agreement) or by such employee for "good reason" (as defined in the change of control and severance agreement), then such employee will be entitled to receive (a) a cash lump sum payment in the amount equal to the product of 18 and the employee's monthly base salary at the then current rate, (b) an amount equal to the aggregate bonus payment for the year in which the employee incurs a termination of employment to which the employee would otherwise have been entitled had his employment not terminated under the Executive Bonus Plan then in effect, and (c) continued coverage under our welfare and benefits plans for such employee and his dependents for a period of up to 18 months. Each change of control and severance agreement also provides that if at any time other than within one year following a change of control, such employee's employment is terminated by us, Carrols or Carrols LLC without cause or by such employee for good reason, then such employee will be entitled to receive (a) a cash lump sum payment in the amount equal to one year's salary at the then current rate, (b) an amount equal to the pro rata portion of the aggregate bonus payment for the year in which the employee incurs a termination of employment to which the employee would otherwise have been entitled had his employment not terminated under our Executive Bonus Plan then in effect, and (c) continued coverage under our welfare and benefits plans for such employee and his dependents for a period of up to 18 months. The payments and benefits due under each change of control and severance agreement cannot be reduced by any compensation earned by the employee as a result of employment by another employer or otherwise. The payments are also not subject to any set-off, counterclaim, recoupment, defense or other right that we, Carrols or Carrols LLC may have against the employee.
The following table summarizes estimated benefits that would have been payable to Mr. Accordino if (1) the term of his employment agreement had not been renewed by us or Carrols LLC without cause; (2) his employment had been terminated on December 29, 2013 by us without cause or by him for good reason within 12 months of a change of control of us or such change of control is a result of (a) a binding agreement with respect to a change of control transaction was entered into during the term of his employment and (b) such change of control transaction occurs within 12 months after the date of termination of his employment; (3) his employment had been terminated on December 29, 2013 by us without cause or by him for good reason; (4) his employment had been terminated by us for cause or by him without good reason on December 29, 2013; (5) his employment had been terminated on December 29, 2013 by us due to disability; and (6) his employment had been terminated on December 29, 2013 due to death.

	Non-renewal of Employment Agreement Without Cause	Terminated Without Cause or by Employee for Good Reason Within 12 Months of a Change in Control ($)		Terminated Without Cause or by Employee for Good Reason More than 12 Months following a Change in Control (2)($)		Terminated For Cause or by Employee Without Good Reason ($)	Disability ($)		Death ($)
Severance	$560,004	$2,479,313	(1)	$1,658,403	(2)	$—	$1,680,012	(3)	$—
Bonus (4)	415,469	415,469		415,469		—	415,469		—
Accrued Vacation (5)	43,077	43,077		43,077		43,077	—		—
Welfare Benefits (6)	318,770	318,770		318,770		—	318,770		173,112
Deferred Compensation Plan	—	—		—		—	—		—
Equity (7)	—	1,065,567		1,065,567		—	—		1,065,567
Total	$1,337,320	$4,322,196		$3,501,286		$43,077	$2,414,251		$1,238,679
 _____________________________

(1)
Reflects a lump sum cash payment in an amount equal to 2.99 multiplied by the average of the sum of the base salary and the annual bonus paid under the Executive Bonus Plan or deferred in accordance with the Deferred Compensation Plan in the five calendar years prior to the date of termination, which we refer to as the “Five-Year Compensation Average”.

(2)	Reflects a lump sum cash payment in an amount equal to 2.00 multiplied by Mr. Accordino's Five Year Compensation Average.

(3)	Such amounts based on the base salary in effect at December 29, 2013 of $560,004 for Mr. Accordino, for a period of three years.

(4)
Reflects a lump sum cash payment in an amount equal to the pro rata portion of Mr. Accordino’s annual bonus under our Executive Bonus Plan for the year in which his employment is terminated. Amount represents the bonus earned by Mr. Accordino for the fiscal year ended December 29, 2013.

(5)	Amount represents four weeks of accrued but unpaid vacation as of December 29, 2013 based on the annual salary of $560,004 in effect at December 29, 2013 for Mr. Accordino.

(6)
Mr. Accordino's employment agreement requires continued coverage under our welfare and benefits plans for him and his eligible dependents for the remainder of their respective lives. The amount included in this table was actuarially determined based on the present value of future health care premiums paid for by us discounted at a rate of 4.48%.

(7)
The amount represents vesting of the outstanding shares of restricted stock held at December 29, 2013 based upon the closing price of our common stock on the last trading day of the 2013 fiscal year, December 27, 2013, which was $6.66.

The following table summarizes estimated benefits that would have been payable to each Named Executive Officer identified in the table if the employment of such Named Executive Officer had been terminated on December 29, 2013 by us without cause or by the Named Executive Officer for good reason within one year after a change of control; or if the employment of such Named Executive Officer had been terminated on December 29, 2013 by us without cause or by the Named Executive Officer for good reason prior to a change of control or more than one year after a change of control.

	Paul R. Flanders				Timothy J. LaLonde				William E. Myers				Richard G. Cross
	Terminated Without Cause or by Employee for Good Reason Within 12 Months of a Change in Control ($)		Terminated Without Cause or by Employee for Good Reason Prior to a Change in Control or More Than One Year After a Change in Control ($)		Terminated Without Cause or by Employee for Good Reason Within 12 Months of a Change in Control ($)		Terminated Without Cause or by Employee for Good Reason Prior to a Change in Control or More Than One Year After a Change in Control ($)		Terminated Without Cause or by Employee for Good Reason Within 12 Months of a Change in Control ($)		Terminated Without Cause or by Employee for Good Reason Prior to a Change in Control or More Than One Year After a Change in Control ($)		Terminated Without Cause or by Employee for Good Reason Within 12 Months of a Change in Control ($)		Terminated Without Cause or by Employee for Good Reason Prior to a Change in Control or More Than One Year After a Change in Control ($)
Severance	$493,466	(1)	$328,993	(3)	$324,000	(1)	$222,761	(3)	$300,006	(1)	$206,264	(3)	$292,500	(1)	$201,104	(3)
Bonus	217,313	(2)	217,313	(4)	99,391	(2)	99,391	(4)	86,803	(2)	86,803	(4)	87,230	(2)	87,230	(4)
Welfare Benefits (5)	21,800		21,800		31,116		31,116		31,153		31,153		11,682		11,682
Equity (6)	515,264		515,264		192,121		192,121		188,791		188,791		198,674		198,674
Total	$1,247,843		$1,083,370		$646,628		$545,389		$606,753		$513,011		$590,086		$498,690

(1)
Reflects a cash lump sum payment in an amount equal to 18 multiplied by the amount of the Named Executive Officer’s monthly base salary in effect at December 29, 2013 plus interest of 6.25% per annum (determined as the prime commercial rate established by the principal lending bank at December 29, 2013 of 3.25% plus 3%) until the time of payment which would be the fifth business day following the six month anniversary of termination.

(2)
Reflects an amount equal to the aggregate bonus payment for the year in which the Named Executive Officer incurs a termination of employment to which he would otherwise have been entitled had his employment not terminated under the Executive Bonus Plan in effect at December 29, 2013. Such payment would be made no later than March 15th of the calendar year following the calendar year the Named Executive Officer’s employment is terminated.

(3)
Reflects a cash lump sum payment in the amount equal to one year of base salary in effect at December 29, 2013 plus interest of 6.25% per annum (determined as the prime commercial rate established by the principal lending bank at December 29, 2013 of 3.25% plus 3%) until the time of payment which would be the fifth business day following the six month anniversary of termination.

(4)
Reflects an amount equal to the pro-rata portion of the aggregate bonus payment for the year in which the Named Executive Officer incurs a termination of employment to which the Named Executive Officer would otherwise have been entitled had his employment not terminated under the Executive Bonus Plan in effect at December 29, 2013.

(5)
Reflects continued coverage of group term life and disability insurance and group health and dental plan coverage for such Named Executive Officer and his dependents for a period of 18 months based on rates in effect at December 29, 2013 without discounting.

(6)
All unvested shares of stock held by the Named Executive Officer will automatically vest. Unlike other payments in this table, the shares vest in accordance with the Carrols plan even if the Named Executive Officer’s employment is not terminated following a change of control (i.e. it is a “single trigger”). The amount is based on the unvested shares held by each Named Executive Officer at December 29, 2013 and the closing price of our common stock on the last trading day of the 2013 fiscal year, December 27, 2013, which was $6.66.

DIRECTOR COMPENSATION
We use a combination of cash and stock-based compensation to attract and retain qualified non-employee directors to serve on our board of directors. The members of the board of directors, except for any member who is an executive officer or employee, each receives a fee for serving on our board of directors or board committees. Non-employee directors receive compensation for board service as follows:

•	Annual retainer of $30,000 year for serving as a director with the exception of the chairman of the board of directors who receives an annual retainer of $45,000.

•
Attendance fees of an additional $2,000 for each board of directors meeting attended in person and $500 for each board of directors meeting attended telephonically or by videoconference. The chairman of the Audit Committee receives an additional fee of $10,000 per year and each other member of the Audit Committee receives an additional fee of $2,500 per year. The chairman of the Compensation Committee receives an additional fee of $5,000 per year and each other member of the Compensation Committee receives an additional fee of $2,500 per year. The chairman of the Corporate Governance and Nominating Committee receives an additional fee of $2,500 per year and each other member of the Corporate Governance and Nominating Committee receives an additional fee of $1,500 per year. All directors will be reimbursed for all reasonable expenses they incur while acting as directors, including as members of any committee of the board of directors.

•
Our board of directors approved an amendment to Carrols plan pursuant to which beginning on the date of our annual meeting of stockholders in 2010 and on the date of each annual meeting thereafter, members of our board of directors, (except for any member who is an executive officer or employee and except for our two Class A directors) will receive a restricted stock award with an aggregate "fair market value" (as such term is defined in the Carrols plan) of $25,000 on the date of grant. Pursuant to the Carrols plan, upon becoming a director, any future director (except for any future Class A directors) will receive a restricted common stock award with an aggregate fair market value of $100,000 which will vest in equal installments over five years.

The following table summarizes the compensation we paid to our non-employee directors during the fiscal year ended December 29, 2013. Compensation information for Daniel T. Accordino, our Chief Executive Officer is set forth in the Summary Compensation Table above.

Name	Fees Earned or Paid in Cash (1) ($)	Stock Award ($) (2) (5)	Option Award ($)	Non-Equity Incentive Plan Compensation	Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Clayton E. Wilhite	$59,500	$25,005	$—	$—	$—	$—	$84,505
Joel M. Handel	43,000	25,005	—	—	—	—	68,005
Nicholas Daraviras (3)	43,000	—	—	—	—	—	43,000
David S. Harris	50,500	25,005	—	—	—	—	75,505
Daniel Schwartz	38,000	—	—	—	—	—	38,000
Steven Wiborg (4)	28,500	—	—	—	—	—	28,500
Manuel A. Garcia III (5)	4,507	100,005	—	—	—	—	104,512
Alexandre Macedo (6)	9,500	—	—	—	—	—	9,500

 ________________

(1)	The amounts listed in this column include the payment of annual retainers, additional fees for committee service, and attendance fees.

(2)
On June 11, 2013, Messrs. Wilhite, Handel and Harris were each granted 4,289 restricted shares of common stock valued at $5.83 per share under the Carrols plan. On November 15, 2013, Mr. Garcia was granted 15,899 restricted shares of common stock valued at $6.29 per share under the Carrols plan. The restricted shares of common stock vest and becomes non-forfeitable and one-fifth on the each anniversary of the award date, provided that, the participant has continuously remained a director of Carrols Restaurant Group. There were no forfeitures in 2013 by these persons. The amounts shown in this column represent the aggregate fair value of restricted common stock granted and approved by the Compensation Committee and is consistent with the grant date fair value of the award computed in accordance with FASB ASC Topic 718. See Notes 1 and 13 of the consolidated financial statements for the year ended December 29, 2013 included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2013.

(3)	On December 18, 2013, Mr. Daraviras resigned as a director of Carrols Restaurant Group effective on December 31, 2013.

(4)	Effective October 25, 2013, Mr. Wiborg ceased being a Class A member of our board of directors.

(5)	On November 1, 2013, Mr. Garcia was appointed a director of Carrols Restaurant Group effective on November 15, 2013.

(6)	Effective October 25, 2013, Mr. Macedo was appointed as a Class A member of our board of directors.

The following table represents the number of unvested restricted stock awards held by each of our non-employee directors as of December 29, 2013:

Name	Outstanding Stock Awards
Clayton E. Wilhite	8,567
Joel M. Handel	8,567
Nicholas Daraviras	—
David S. Harris	25,991
Daniel Schwartz	—
Manuel A. Garcia III	15,899
Alexandre Macedo	—

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plans
The following table summarizes the equity compensation plans under which our common stock may be issued as of December 29, 2013. Our stockholders approved all plans.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	—	—	2,139,570
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	2,139,570
Stock Ownership Information
The following table provides information regarding beneficial ownership of our common stock as of March 24, 2014 and to reflect the conversion of Series A Preferred Stock into shares of our common stock as of March 24, 2014, by:

•	each person known by us to beneficially own more than 5% of all outstanding shares of our common stock;

•	each of our directors, nominees for director and Named Executive Officers (as defined in “Executive Compensation—Compensation Discussion and Analysis” herein) individually; and

•	all of our directors and executive officers as a group.
23,710,910 shares of our common stock were outstanding on March 24, 2014 (without giving effect to the conversion of Series A Preferred Stock).
Except as otherwise indicated, to our knowledge, all persons listed below have sole voting power and investment power and record and beneficial ownership of their shares, except to the extent that authority is shared by spouses under applicable law.
The information contained in this table reflects “beneficial ownership” as defined in Rule 13d-3 of the Exchange Act. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, (i) shares of common stock subject to options held by that person (and/or pursuant to proxies held by that person) that were exercisable on March 24, 2014 or became exercisable within 60 days following that date are considered outstanding, including those options to officers and directors authorized by board resolution, but not yet issued and (ii) shares of common stock issuable upon conversion of Series A Preferred Stock held by that person that were convertible on March 24, 2014 or convertible within 60 days following that date are considered outstanding. However, such shares are not considered outstanding for the purpose of computing the percentage ownership of any other person, nor is there any obligation to exercise any of the options or convert the Series A Preferred Stock. Except as otherwise indicated, the address for each beneficial owner is c/o Carrols Restaurant Group, Inc., 968 James Street, Syracuse, NY 13203.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class	Percent of Class Giving Effect to the Conversion of Series A Preferred Stock (1)
Burger King Corporation (2)	9,414,580	—	28.4%
Keeley Asset Management Corp. (3)	2,860,521	12.1%	8.6%
First Manhattan Co. (4)	2,165,521	9.1%	6.5%
Brigade Capital Management, LLC (5)	1,700,000	7.2%	5.1%
Highland Investment Fund (6)	1,551,312	6.5%	4.7%
Royce & Associates, LLC (7)	1,210,274	5.1%	3.7%
Daniel T. Accordino	981,590	4.1%	3.0%
Paul R. Flanders	201,110	*	*
Richard G. Cross	82,652	*	*
Timothy J. LaLonde	65,603	*	*
William E. Myers	43,413	*	*
Joel M. Handel	28,507	*	*
Clayton E. Wilhite	73,659	*	*
David S. Harris	31,417	*	*
Manuel A. Garcia III	15,899	*	*
Daniel Schwartz (8)(9)	9,414,580	—	28.4%
Alexandre Macedo (8)	—	—	—
All directors and executive officers as a group (9)	11,019,908	6.8%	33.3%
 _________

*	Less than 1.0%.

(1)
Percentages calculated based on the addition of 9,414,580 shares of common stock, which represents the shares of common stock issuable upon the conversion of shares of Series A Preferred Stock, to the outstanding common stock as of March 24, 2014.

(2)
Information was obtained from a Schedule 13D filed on June 8, 2012 with the SEC. BKC beneficially owns 9,414,580 shares of common stock issuable upon the conversion of shares of Series A Preferred Stock. The shares held by BKC may be deemed to be beneficially owned by Burger King Worldwide, Inc. as a result of its ownership of 100% of the outstanding common stock of BKC. The address for BKC and Burger King Worldwide, Inc. is 5505 Blue Lagoon Drive, Miami, Florida 33126.

(3)
Information was obtained from a Schedule 13G/A (Amendment No. 2) filed on February 7, 2014 with the SEC. The address for Keeley Asset Management Corp. is 111 West Jackson, Suite 810, Chicago, Illinois 60604.

(4)	Information was obtained from a Schedule 13G/A (Amendment No. 3) filed on February 13, 2014 with the SEC.The address for First Manhattan Co. is 399 Park Avenue, New York, New York 10022.

(5)	Information was obtained from a Schedule 13G filed on February 15, 2013 with the SEC. The address for Brigade Capital Management, LLC is 399 Park Avenue, 16th Floor, New York, New York 10022.

(6)
Information was obtained from a Schedule 13D/A (Amendment No.1) filed on March 7, 2014 with the SEC. The address for Highland Investment Fund is 227 Elgin Avenue, Grand Cayman, Cayman Islands, P.O. Box 852 GT.

(7)	Information was obtained from Schedule 13G filed on January 7, 2014 with the SEC. The address of Royce & Associates, LLC is 745 Fifth Avenue, New York, New York 10151.

(8)	The address of Mr. Schwartz and Mr. Macedo is 5505 Blue Lagoon Drive, Miami, Florida 33126.

(9)
Includes 9,414,580 shares held by BKC as reported in footnote (1) above. Mr. Schwartz is Chief Executive Officer of Burger King Worldwide, Inc. and BKC and therefore he may be deemed to share voting and investment power over the shares owned by BKC, and therefore to beneficially own such shares.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
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

The Spin-Off and Related Transactions

We and Fiesta Restaurant Group have operated separately, each as independent public companies, since the completion of the spin-off on May 7, 2012. At the time of the spin-off, we and Fiesta Restaurant Group entered into agreements which facilitated the spin-off, govern Fiesta Restaurant Group’s relationship with us after the spin-off and provide for the allocation of employee benefits, tax and other liabilities and obligations. The following is a summary of some of the terms of the material agreements that were entered into among Fiesta Restaurant Group, Carrols and us prior to the spin-off.

Separation and Distribution Agreement
The separation and distribution agreement, which we refer to as the "separation agreement", dated as of April 24, 2012, among Fiesta Restaurant Group, Carrols and us provides a framework for the relationship between Fiesta Restaurant Group and us following the spin-off, requires cooperation between the parties to fulfill the terms of the spin-off and specifies the terms and conditions of the spin-off. The separation agreement provides that, except as otherwise provided in such agreement, Fiesta Restaurant Group will assume all of the liabilities and perform all of the obligations arising under or relating to the operation of the Pollo Tropical and Taco Cabana businesses whether incurred before or after the spin-off. The separation agreement also contains certain mutual releases of liability and cross indemnification provisions customary for this type of transaction.
Carrols is currently a guarantor under 35 Pollo Tropical and Taco Cabana restaurant property leases and the primary lessee on five Pollo Tropical restaurant property leases. The separation agreement provides that the parties will cooperate and use their commercially reasonable efforts to obtain the release of such guarantees. Unless and until any such guarantees are released, Fiesta Restaurant Group agrees to indemnify Carrols for any losses or liabilities or expenses that it may incur arising from or in connection with any such lease guarantees.
Carrols is currently a primary lessee of five Pollo Tropical restaurants which it subleases to a subsidiary of Fiesta Restaurant Group. The separation agreement provides that the parties will cooperate and use their commercially reasonable efforts to cause Fiesta Restaurant Group or a subsidiary of Fiesta Restaurant Group to enter into a new master lease or individual leases with the lessor with respect to the Pollo Tropical restaurants where Carrols is currently a lessee.
Fiesta Restaurant Group, on the one hand, and Carrols and us, on the other hand, have agreed to release each other and each other’s respective directors, officers, members, managing members, agents and employees from all liabilities existing or arising from any acts or events occurring or failing to occur on or before the distribution date. These releases are subject to certain exceptions, including claims arising under the separation agreement and the ancillary agreements; any specified liabilities; any liability assumed by a party pursuant to the separation agreement; and liability for claims of third parties for which indemnification or contribution is available under the separation agreement.
Each of Carrols and us, on the one hand, and Fiesta Restaurant Group, on the other hand, have agreed to indemnify the other party and the other party’s respective affiliates, successors and assigns, stockholders, directors, officers, members, managing members, agents and employees against liabilities arising out of or resulting from the failure of the indemnifying party to perform or discharge liabilities for which it is responsible under the separation agreement; the business of such party; any liability contemplated to be assumed or retained by such party; any breach or failure to perform by such party of its obligations under the separation agreement or ancillary agreements; or any untrue statement or alleged untrue statement of a material fact or omission or alleged omission to state a material fact required to be stated or necessary to make the statements not misleading of such party in SEC filed registration statements or information statements.

Tax Matters Agreement
The tax matters agreement, which we refer to as the "tax matters agreement", dated as of April 24, 2012, among Fiesta Restaurant Group, Carrols and us (1) governs the allocation of the tax assets and liabilities between Fiesta Restaurant Group and Carrols and us, (2) provides for certain restrictions and indemnities in connection with the tax treatment of the spin-off and (3) addresses certain other tax related matters, including, without limitation, those relating to (a) the obligations of Fiesta Restaurant Group, Carrols and us with respect to the preparation or filing of tax returns for all periods, and (b) the control of any income tax audits and any indemnities with respect thereto. The tax matters agreement provides that if Fiesta Restaurant Group takes any actions after our distribution of Fiesta Restaurant Group’s shares in the spin-off that result in or cause the distribution to be taxable to itself or us, Fiesta Restaurant Group will be responsible under the tax matters agreement for any resulting taxes imposed on Fiesta Restaurant Group or on Carrols or us. Similarly, the tax matters agreement provides that if we take any such actions that result in or cause the distribution to be taxable to us or Fiesta Restaurant Group, we will be responsible for such taxes. Further, the tax matters agreement provides that Fiesta Restaurant Group and we will each be responsible for 50% of the losses and taxes of Carrols Restaurant Group and its affiliates and Fiesta Restaurant Group and its affiliates resulting from the spin-off not attributable to any such action of Fiesta Restaurant Group or us.

Employee Matters Agreement
The employee matters agreement, which we refer to as the "employee matters agreement", dated as of April 24, 2012, among Fiesta Restaurant Group, Carrols and us provides for the transition of employee benefits arrangements and allocates responsibility for certain employee benefits matters on and after the spin-off, including, without limitation, the treatment of our existing welfare benefit plans, savings and retirement plans, equity-based plan and deferred compensation plan, and Fiesta Restaurant Group’s establishment of new plans.
Treatment of Carrols Restaurant Group Stock Based Awards. Employees of Carrols Restaurant Group, Carrols and its subsidiaries have been eligible to participate in the Carrols plan. Under the Carrols plan, our compensation committee granted certain stock-based awards, including shares of restricted common stock of Carrols Restaurant Group and stock options to purchase our common stock to employees and other eligible participants. The outstanding stock-based awards held by employees and other eligible participants of Carrols, us and our subsidiaries in connection with the spin-off were treated as set forth below. Pursuant to the employee matters agreement we have continued to maintain the Carrols plan after the completion of the spin-off, and Fiesta Restaurant Group has established a separate stock incentive plan.
Stock Options. In connection with the spin-off and in accordance with the Carrols plan, all outstanding vested stock options under the Carrols plan were converted on March 5, 2012 into shares of our common stock using a conversion formula to preserve the intrinsic value of each option to the holder. As part of the spin-off, holders who received shares of our common stock upon the conversion of vested stock options under the Carrols plan received a distribution of one share of common stock of Fiesta Restaurant Group for one share of our common stock on the distribution date. On March 5, 2012, we issued 666,090 shares of our common stock upon the conversion of outstanding vested stock options under the Carrols plan, and therefore, an additional 666,090 shares of Fiesta Restaurant Group common stock were issued and distributed on the distribution date.
In connection with the spin-off and in accordance with the Carrols plan, all outstanding unvested stock options under the Carrols plan were converted on March 5, 2012 into restricted shares of our common stock using a conversion formula to preserve the intrinsic value of each option to the holder. The time period of the restrictions on transferability of the restricted shares of our common stock issued upon the conversion of unvested stock options under the Carrols plan equal the remaining vesting period of such unvested stock options, and such restricted shares continue to be governed by the terms of the Carrols plan. As part of the spin-off, holders who received restricted shares of our common stock upon the conversion of unvested stock options under the Carrols plan received a distribution of one restricted share of common stock of Fiesta Restaurant Group for one restricted share of our common stock on the distribution date subject to the same terms and conditions applicable to the restricted shares of our common stock, including, but not limited to, the time period remaining on the restrictions on transfer and forfeiture provisions. Following the distribution date, (a) employees of Fiesta Restaurant Group and other eligible participants under the Carrols plan continue to hold restricted shares of our common stock subject to the terms of the Carrols plan and (b) our employees and other eligible participants under the Carrols plan continue to hold the restricted shares of Fiesta Restaurant Group common stock received on the distribution date subject to the terms of the Carrols plan. On March 5, 2012, we issued 288,435 restricted shares of our common stock upon the conversion of unvested stock options under the Carrols plan, and therefore, 288,435 restricted shares of Fiesta Restaurant Group common stock were issued and distributed on the distribution date.
Restricted Stock. In connection with the spin-off and in accordance with the Carrols plan, on the distribution date persons who held shares of our restricted common stock issued under the Carrols plan received restricted shares of Fiesta Restaurant Group common stock subject to the same terms and conditions applicable to the restricted shares of our common stock, including, but not limited to, the time period remaining on the restrictions on transfer and forfeiture provisions. The restricted shares of Fiesta Restaurant Group common stock received on the distribution date continue to be governed by the terms of the Carrols plan. Each holder of restricted shares of our common stock received a distribution of one share of restricted common stock of Fiesta Restaurant Group for each one share of our restricted common stock held by such holder on the spin-off record date. Following the distribution date, (a) employees of Fiesta Restaurant Group and other eligible participants under the Carrols plan continue to hold restricted shares of our common stock subject to the terms of the Carrols plan and (b) our employees and other eligible participants under the Carrols plan continue to hold the restricted shares of Fiesta Restaurant Group common stock received on the distribution date subject to the terms of the Carrols plan. On the distribution date, 434,400 restricted shares of our common stock issued under the Carrols plan, which includes the 288,435 restricted shares of our common stock issued upon the conversion of unvested stock options under the Carrols plan, were outstanding, and therefore, 434,400 restricted shares of Fiesta Restaurant Group common stock were issued and distributed on the distribution date.

Transition Services Agreement

Under the transition services agreement, which we refer to as the "transition services agreement", dated as of April 24, 2012, entered into by Fiesta Restaurant Group, Carrols, us and Carrols LLC (solely with respect to indemnification), we and Carrols agreed to provide certain support services (including accounting, tax accounting, treasury management, internal audit, financial reporting and analysis, human resources, and employee benefits management, information systems, restaurant systems support, legal, property management and insurance and risk management services) to Fiesta Restaurant Group, and Fiesta Restaurant Group agreed to provide certain limited management services (including certain legal services) to Carrols and us. In December 2013, Fiesta Restaurant Group terminated all of the services provided by us and Carrols under the transition services agreement.

The Acquisition
On May 30, 2012, we and Carrols LLC closed on the purchase from BKC of 278 acquired BKC restaurants located in Ohio, Indiana, Kentucky, Pennsylvania, North Carolina, South Carolina and Virginia. The acquired BKC restaurants were purchased by us and Carrols LLC for (1) a 28.9% equity ownership interest in us by issuance by us to BKC of 100 shares of Series A Preferred Stock (discussed more fully below), (2) cash payments of approximately $2.9 million, which were paid at the closing of the 2012 acquisition, for cash on hand and inventory at the acquired BKC restaurants and (3) other cash payments of approximately $13.3 million, of which approximately $9.6 million was paid at closing of the 2012 acquisition and the balance to be paid over five years.
Series A Convertible Preferred Stock
Upon the closing of the 2012 acquisition, we issued to BKC 100 shares of Series A Preferred Stock pursuant to the certificate of designation which are convertible into an aggregate of 28.9% of the shares of our common stock outstanding, on a fully diluted basis, on May 30, 2012 after giving effect to the issuance of the Series A Preferred Stock (or 9,414,580 shares of our common stock in the aggregate, which we refer to as the "conversion shares". The Series A Preferred Stock and the conversion shares are subject to a three-year restriction on transfer by BKC from the date of the issuance of the Series A Preferred Stock. So long as the number of shares of our common stock into which the outstanding shares of Series A Preferred Stock held by BKC are then convertible constitutes greater than 10% of the outstanding shares of our common stock (on an as-converted basis) and there is no prohibited transfer of the Series A Preferred Stock or the conversion shares during the holding period, BKC has certain approval rights with regards to, among other things: (a) our annual budget for each of the first two fiscal years following the issuance of the Series A Preferred Stock; (b) changes to the restaurant remodeling plan agreed to at the time of the closing of the acquisition; (c) modifying our organizational documents; (d) amending the size of our board of directors; (e) the authorization or consummation of any liquidation event, except as permitted pursuant to the operating agreement; (f) engaging in any business other than the acquisition and operation of Burger King restaurants, except following a bankruptcy filing, reorganization or insolvency proceeding by or against BKC or its parent company, Burger King Worldwide, Inc., which filing has not been dismissed within 60 days; (g) issuing, in any single transaction or series of related transactions, shares of our common stock in an amount exceeding 35% of the total number of shares of our common stock outstanding immediately prior to the time of such issuance; and (h) entering into certain affiliated transactions. The Series A Preferred Stock votes with our common stock on an as-converted basis and provides for the right of BKC to elect two members our board of directors as Class A members until the date on which the number of shares of our common stock into which the outstanding shares of the Series A Preferred Stock held by BKC are then convertible constitutes less than 14.5% of the total number of outstanding shares of our common stock, which we refer to as the "director step-down date". From the director step-down date to the date on which the number of shares of our common stock into which the outstanding shares of Series A Preferred Stock held by BKC are then convertible constitute less than 10% of the total number of outstanding shares of our common stock or the date on which there is a prohibited transfer of the Series A Preferred Stock or the conversion shares during the holding period, BKC will have the right to elect one member to our board of directors as a Class A member. The Series A Preferred Stock ranks senior to our common stock with respect to rights on liquidation, winding-up and dissolution of Carrols Restaurant Group up to its stated value of $0.01 per share and thereafter pro rata with our common stock on an as converted basis. The Series A Preferred Stock receives dividends pro rata with our common stock on an as converted basis. The Series A Preferred Stock does not pay interest, is perpetual and has no mandatory prepayment features.
Operating Agreement
Upon the closing of the 2012 acquisition, Carrols LLC and BKC also entered into an operating agreement, which we refer to as the "operating agreement," which has a term commencing on May 30, 2012 and ending (unless earlier terminated in accordance with the provisions thereof) on the earlier to occur of (i) 20 years from May 30, 2012 or (ii) the date that we operate 1,000 Burger King restaurants. Pursuant to the operating agreement, BKC assigned to us its right of first refusal on sales of restaurants by franchisees, which we refer to as the “ROFR”, under franchise agreements with its franchisees to purchase all of the assets of a Burger King restaurant or all or substantially all of the voting stock of the franchisee, whether direct or indirect, on the same terms proposed between such franchisee and a third party purchaser, in 20 states as follows: Connecticut (except Hartford county), Delaware, Indiana, Kentucky, Maine, Maryland, Massachusetts (except for Middlesex, Norfolk and Suffolk counties), Michigan, New Hampshire, New Jersey, New York (except for Bronx, Kings, Nassau, New York, Queens, Richmond, Suffolk and Westchester counties), North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina, Vermont, Virginia, Washington DC, and West Virginia, which we refer to as the “DMAs.” The continued assignment of the ROFR is subject to suspension or termination in the event of non-compliance by us with respect to the agreed upon remodeling schedule of our existing restaurants and the acquired BKC restaurants as further described below.

In addition, pursuant to the operating agreement, BKC granted us franchise pre-approval, which we refer to as the “franchise pre-approval,” to build new restaurants or acquire restaurants from franchisees in the DMAs until the date that we operate 1,000 restaurants, which we refer to as “new restaurant growth.” We will pay BKC approximately $3.8 million for the ROFR and the franchise pre-approval rights in equal quarterly installments of $190,227 over a five year period, with the first payment made on May 30, 2012, the closing date of the acquisition.
The grant by BKC to us of franchise pre-approval to develop new restaurants in the DMAs is a non-exclusive right, subject to customary BKC franchise, site and construction approval. Beginning on January 1 of the calendar year following the third anniversary of the closing date of the 2012 acquisition, a minimum of 10% of new restaurant growth by us in each calendar year during the term of the operating agreement must come from new development of Burger King restaurants (including offsets). As part of franchise pre-approval, BKC will grant us pre-approval for acquisitions of restaurants from franchisees in the DMAs where we then have an existing restaurant.
Pursuant to the operating agreement, we agreed to remodel 455 existing restaurants and acquired BKC restaurants to BKC’s 20/20 restaurant image, including 57 restaurants in 2012, 154 restaurants in 2013, 154 restaurants in 2014 and 90 restaurants in 2015, which we refer to as the “remodel plan.” We completed a total of 201 restaurant remodels to BKC’s 20/20 restaurant image as of December 29, 2013. If we fail to be in compliance with the remodel plan, BKC’s sole remedy will be the suspension of the ROFR by written notice given by BKC to us on or before January 31 of the calendar year following the year in which we are not in compliance with the remodel plan. The suspension of the ROFR will begin in the calendar year following the calendar year of such non-compliance, and such suspension shall automatically terminate as soon as we are into compliance with the remodel plan. We will be deemed in compliance with the remodel plan in each calendar year so long as we complete at least 90% of the remodel plan for such calendar year. In any calendar year that we complete 90% but less than 100% of the remodel plan for that calendar year, we must complete the shortfall of remodels that were required plus 90% of the remodel plan for the next calendar year in order to remain in compliance with the remodel plan. In any calendar year that the ROFR has been suspended, we will be deemed to be back in compliance with the remodel plan and the ROFR will automatically be restored as soon as we complete 100% of the remodels that were required for the calendar year resulting in the suspension of the ROFR (assuming that all remodels completed in such subsequent year shall first apply to remedying the prior year’s shortfall).
Pursuant to the operating agreement, we entered into franchise agreements with BKC for the acquired BKC restaurants with terms of varying durations up to 20 years, depending upon the term of the underlying leases or subleases. Each franchise agreement provides for a royalty rate of 4.5% of sales, an advertising contribution payment of 4% of sales and a commitment to spend on local advertising during the term of no less than a 0.75% of sales in each of the DMAs, which we refer to as “investment spending” (provided that if any investment spending contract approved by 66.7% of the franchisees in a DMA calls for investment spending of less than 0.75% of sales, we will only be obligated to investment spending to such lesser amount.) Effective on the date of the closing of the 2012 acquisition, the franchise agreements for our restaurants were amended to add an investment spending commitment consistent with the terms set forth in the franchise agreements for the acquired BKC restaurants.
Pursuant to the operating agreement, we agreed to operate our restaurants at or above the U.S. Burger King system’s national average (measured on a quarterly basis) for the following operational metrics: (i) Speed of Service; (ii) Operational BKC Visits (OER or its current equivalent); (iii) Food Safety Scores; and (iv) Guest Trac (or the then current guest recovery program), which we refer to as the “operations metrics.” Subject to a six month grace period with respect to the acquired BKC restaurants, if more than 10% of our restaurants are rated below the national average for any of the individual operations metrics for more than two consecutive quarters, we and BKC will meet and develop a cure period for and a cure plan that details how we will address the operational issues and by what date we will bring our performance up to and exceed the national average. If at least 90% of our restaurants do not meet or exceed the national average for any of the operations metrics after the cure period, franchise pre-approval for franchisee to franchisee transfers of restaurants or rights with respect to new restaurant growth will be suspended until such time as at least 90% of our restaurants meet or exceed the national average for each of the operations metrics.
The operating agreement also provides that we and BKC will indemnify the other for all losses, damages and/or contractual liabilities to third parties arising out of or relating to any of the obligations, undertakings, promises and representations of BKC and us, as the case may be, under the operating agreement, and for all claims or demands for damages to property or for injury, illness or death of persons directly or indirectly resulting therefrom.
Registration Rights Agreement
Upon the closing of the 2012 acquisition, we and BKC entered into a registration rights agreement, which we refer to as the “BKC registration rights agreement,” pursuant to which we agreed to file one shelf registration statement on Form S-3 covering the resale of at least 30% of the conversion shares as promptly as possible upon written request of BKC at any time after the 36-month anniversary of the closing of the 2012 acquisition. The BKC registration rights agreement also provides that BKC may make up to three demands to register for the resale of at least 33.3% of the conversion shares held by BKC under the Securities Act on the date of the closing of the 2012 acquisition upon the written request by BKC at any time following the 30-month anniversary of the closing of the 2012 acquisition. The BKC registration rights agreement also provides that whenever we register shares of our common stock under the Securities Act (other than on a Form S-4 or Form S-8), BKC has the right as specified therein to register its conversion shares as part of that registration, provided, however, that such registration rights are subject to the rights of the managing underwriters, if any, to reduce or exclude certain conversion shares owned by BKC from an underwritten registration (and subject to certain rights of certain persons, including members of our management that have piggyback registration rights). Except as otherwise provided in the BKC registration rights agreement, the BKC registration rights agreement requires us to pay for all costs and expenses, other than underwriting discounts, commissions and underwriters’ counsel fees, incurred in connection with the registration of our common stock, stock transfer taxes and the expenses of BKC’s legal counsel in connection with the sale of the conversion shares, provided that we will pay the reasonable fees and expenses of one counsel for BKC up to $50,000 in the aggregate for any registration thereunder, subject to the limitations set forth therein. We will also agree to indemnify BKC against certain liabilities, including liabilities under the Securities Act. We have also agreed, to the extent a shelf registration is effective, to file up to two prospectus supplements in connection with a block sale or non-marketed underwritten offering by BKC of Carrols Restaurant Group common stock held by BKC and pay one half of the accounting and printing fees related thereto to the extent such sale or offering is for a sales price of no less than 90% of the average closing price of our common stock for the five trading days ending immediately prior to such sale or offering and is not less than 300,000 shares of common stock.

Franchise Agreements and Leases
We operate all of our restaurants (including the acquired BKC restaurants) pursuant to franchise agreements entered into with BKC. In addition, we have entered into real property leases with BKC for a number of our restaurants (excluding the acquired BKC restaurants) and real property leases or subleases with respect to all of the acquired BKC restaurants.

Other
Pursuant to a registration agreement, which we refer to the the "registration agreement" dated March 27, 1997 and amended December 14, 2006, Daniel T. Accordino, CEO of Carrols Restaurant Group, and two former executive officers of Carrols Restaurant Group have the right, whenever we register shares of our common stock under the Securities Act (other than on a Form S-4 or Form S-8) to register their shares subject to the registration agreement as part of that registration. Such registration rights are subject to the rights of the managing underwriters, if any, to reduce or exclude certain shares owned by such stockholders from the registration. The registration agreement requires us to pay for all costs and expenses, other than underwriting discounts and commissions for these stockholders, incurred in connection with the registration of their shares under the registration agreement. Under the registration agreement, we have agreed to indemnify these stockholders against certain liabilities, including liabilities under the Securities Act.
Independence of Directors
As required by the listing standards of NASDAQ, a majority of the members of our board of directors must qualify as “independent,” as affirmatively determined by our board of directors. Our board of directors determines director independence based on an analysis of such listing standards and all relevant securities and other laws and regulations regarding the definition of “independent.”
Consistent with these considerations, after review of all relevant transactions and relationships between each director, any of his or her family members, and us, our executive officers and our independent registered public accounting firm, the board of directors has affirmatively determined that a majority of our board of directors is comprised of independent directors. Our independent directors pursuant to NASDAQ are Messrs. Handel, Wilhite, Harris and Garcia.

Item 14. Principal Accountant Fees and Services
Fees for Professional Services
The following table sets forth the aggregate fees billed (or expected to be billed) to us for the fiscal years ended December 29, 2013 and December 30, 2012 by our independent registered public accounting firm, Deloitte & Touche LLP:

	Year Ended
	December 29, 2013	December 30, 2012
	(Amounts in thousands)
Audit Fees (1)	$813	$771
Audit-Related Fees (2)	—	188
Total Audit and Audit Related Fees	813	959
Tax Fees (3)	68	191
All Other Fees	—	—
Total	$881	$1,150

 ________________

(1)
Audit fees represents the aggregate fees billed or to be billed for professional services rendered for the audit of our annual consolidated financial statements, review of interim quarterly financial statements included in our quarterly reports on Form 10-Q, and for the effectiveness of our internal controls over financial reporting.

(2)
Audit related fees shown include fees for assurance and related services that are traditionally performed by independent auditors. This includes due diligence related to mergers and acquisitions, and consulting on financial accounting/reporting standards.

(3)	The aggregate tax fees billed for professional services rendered for tax consulting and compliance.
Policy on Audit Committee Pre-Approval of Services Provided by Deloitte & Touche LLP
The Audit Committee has established policies and procedures regarding pre-approval of all services provided by the independent registered public accounting firm. The Audit Committee pre-approves all audit and non-audit services provided by the independent registered public accounting firm, other than de minimis non-audit services, and shall not engage the independent registered public accounting firm to perform the specific non-audit services proscribed by law or regulation. The Audit Committee may form one or more subcommittees, each of which shall take such actions as shall be delegated by the Audit Committee; provided, however, the decisions of any Audit Committee member to whom pre-approval authority is delegated must be presented to the full Audit Committee at its next scheduled meeting.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

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
10.10
Form of Agreement, by and among Carrols Restaurant Group, Inc., Madison Dearborn Capital Partners, L.P., Madison Dearborn Capital Partners, II, L.P., BIB Holdings (Bermuda) Ltd., Alan Vituli, Daniel T. Accordino and Joseph A. Zirkman (incorporated by reference to Exhibit 10.31 to Carrols Restaurant Group Inc.'s Registration Statement on Form S-1, as amended (Registration No. 333-137524))

10.11
Form of Amendment No. 1 to Registration Agreement, by and among Carrols Restaurant Group, Inc., Madison Dearborn Capital Partners, L.P., Madison Dearborn Capital Partners, II, L.P., BIB Holdings (Bermuda) Ltd., Alan Vituli, Daniel T. Accordino and Joseph A. Zirkman (incorporated by reference to Exhibit 10.32 to Carrols Restaurant Group Inc.'s Registration Statement on Form S-1, as amended (Registration No. 333-137524))

10.12
Employment Agreement dated as of December 22, 2011 among Carrols Restaurant Group, Inc., Carrols LLC and Daniel T. Accordino (incorporated by reference to Exhibit 10.1 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on December 27, 2011) †

10.13
First Amendment to Employment Agreement, dated as of September 6, 2013, among Carrols Restaurant Group, Inc., Carrols LLC and Daniel T. Accordino (incorporated by reference to Exhibit 10.1 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on September 11, 2013) †

10.14
Amended and Restated Carrols Corporation and Subsidiaries Deferred Compensation Plan dated December 1, 2008 (incorporated by reference to Exhibit 10.23 to Carrols Restaurant Group's and Carrols Corporation's 2008 Annual Report on Form 10-K) †

10.15
Separation and Distribution Agreement dated as of April 24, 2012 among Carrols Restaurant Group, Inc., Carrols Corporation, Carrols LLC and Fiesta Restaurant Group, Inc. (incorporated by reference to Exhibit 10.1 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on April 26, 2012)

10.16
Tax Matters Agreement dated as of April 24, 2012 among Carrols Restaurant Group, Inc., Carrols Corporation, Carrols LLC and Fiesta Restaurant Group, Inc. (incorporated by reference to Exhibit 10.2 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on April 26, 2012)

10.17
Employee Matters Agreement dated as of April 24, 2012 among Carrols Restaurant Group, Inc., Carrols Corporation, Carrols LLC and Fiesta Restaurant Group, Inc. (incorporated by reference to Exhibit 10.3 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on April 26, 2012)

10.18
Transition Services Agreement dated as of April 24, 2012 among Carrols Restaurant Group, Inc., Carrols Corporation, Carrols LLC and Fiesta Restaurant Group, Inc. (incorporated by reference to Exhibit 10.4 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on April 26, 2012)

10.19
Second Lien Security Agreement, dated as of May 30, 2012, between Carrols Restaurant Group, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as collateral agent (incorporated by reference to Exhibit 10.1 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on June 1, 2012)

10.20
First Lien Security Agreement, dated as of May 30, 2012, between Carrols Restaurant Group, Inc., the guarantors named therein, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.2 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on June 1, 2012)

10.21
Amendment No. 1 to Asset Purchase Agreement, dated as of May 30, 2012, among Carrols Restaurant Group, Inc., Carrols LLC and Burger King Corporation (incorporated by reference to Exhibit 10.3 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on June 1, 2012)

10.22
Operating Agreement, dated as of May 30, 2012, between Carrols LLC and Burger King Corporation (incorporated by reference to Exhibit 10.4 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on June 1, 2012)

10.23
Credit Agreement, dated as of May 30, 2012, between Carrols Restaurant Group, Inc., the guarantors named therein, the lenders named therein and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.6 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on June 1, 2012)

14.1
Carrols Restaurant Group, Inc. and Carrols Corporation Code of Ethics (incorporated by reference to Exhibit 14.1 to Carrols Restaurant Group, Inc.’s and Carrols Corporation’s 2006 Annual Report on Form 10-K)

21.1	List of Subsidiaries (Filed as Exhibit 21.1 to Carrols Restaurant Group, Inc.'s 2013 Annual Report on Form 10-K filed on March 3, 2014)
23.1	Consent of Deloitte & Touche LLP (Filed as Exhibit 23.1 to Carrols Restaurant Group Inc.'s 2013 Annual Report on Form 10-K filed on March 3, 2014)
31.1	Chief Executive Officer's Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Carrols Restaurant Group, Inc.#
31.2	Chief Financial Officer's Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Carrols Restaurant Group, Inc.#
32.1
Chief Executive Officer's Certificate Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Carrols Restaurant Group, Inc. (Filed as Exhibit 32.1 to Carrols Restaurant Group Inc.'s 2013 Annual Report on Form 10-K filed on March 3, 2014)

32.2
Chief Financial Officer's Certificate Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Carrols Restaurant Group, Inc. (Filed as Exhibit 32.2 to Carrols Restaurant Group Inc.'s 2013 Annual Report on Form 10-K filed on March 3, 2014)

*101.INS	XBRL Instance Document (Filed as Exhibit 101.INS to Carrols Restaurant Group Inc.'s 2013 Annual Report on Form 10-K filed on March 3, 2014)
*101.SCH	XBRL Taxonomy Extension Schema Document (Filed as Exhibit 101.SCH to Carrols Restaurant Group Inc.'s 2013 Annual Report on Form 10-K filed on March 3, 2014)
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (Filed as Exhibit 101.CAL to Carrols Restaurant Group Inc.'s 2013 Annual Report on Form 10-K filed on March 3, 2014)
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (Filed as Exhibit 101.DEF to Carrols Restaurant Group Inc.'s 2013 Annual Report on Form 10-K filed on March 3, 2014)
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document (Filed as Exhibit 101.LAB to Carrols Restaurant Group Inc.'s 2013 Annual Report on Form 10-K filed on March 3, 2014)
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (Filed as Exhibit 101.PRE to Carrols Restaurant Group Inc.'s 2013 Annual Report on Form 10-K filed on March 3, 2014)

#	Filed herewith.

†	Compensatory plan or arrangement

*
As provided in Rule 406T of Regulation S-T, this information is deemed furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 28, 2014	CARROLS RESTAURANT GROUP, INC.

/s/ Daniel T. Accordino
(Signature)
Daniel T. Accordino Chief Executive Officer