Form 10-Q
period 2014-03-30
CARROLS RESTAURANT GROUP, INC.
filed 2014-05-07
CIK 809248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 5, 2014, Carrols Restaurant Group, Inc. had 35,210,312 shares of its common stock, $.01 par value, outstanding.

CARROLS RESTAURANT GROUP, INC.
FORM 10-Q
QUARTER ENDED MARCH 30, 2014

PART I—FINANCIAL INFORMATION
ITEM 1—INTERIM CONSOLIDATED FINANCIAL STATEMENTS
CARROLS RESTAURANT GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands of dollars, except share and per share amounts)
(Unaudited)

	March 30, 2014	December 29, 2013
ASSETS
Current assets:
Cash	$1,402	$8,302
Trade and other receivables	3,819	2,846
Inventories	5,824	6,494
Prepaid rent	2,393	2,332
Prepaid expenses and other current assets	3,863	2,874
Refundable income taxes	2,599	2,631
Deferred income taxes	3,196	3,196
Total current assets	23,096	28,675
Restricted cash (Note 5)	20,000	20,000
Property and equipment, net of accumulated depreciation of $192,640 and $188,492, respectively	150,601	152,175
Franchise rights, net of accumulated amortization of $79,855 and $78,818, respectively (Note 4)	89,131	90,168
Goodwill (Note 4)	8,162	8,162
Franchise agreements, at cost less accumulated amortization of $6,337 and $6,353, respectively	12,765	12,802
Favorable leases, net of accumulated amortization of $575 and $496, respectively (Note 4)	2,895	2,974
Deferred financing fees	4,093	4,344
Deferred income taxes	10,614	6,824
Other assets	3,238	3,357
Total assets	$324,595	$329,481
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt (Note 5)	$1,033	$1,147
Accounts payable	13,216	14,687
Accrued interest	6,377	2,140
Accrued payroll, related taxes and benefits	14,900	18,021
Accrued real estate taxes	4,189	4,945
Other liabilities	12,183	9,709
Total current liabilities	51,898	50,649
Long-term debt, net of current portion (Note 5)	158,753	158,189
Lease financing obligations	1,200	1,200
Deferred income—sale-leaseback of real estate	16,274	16,824
Accrued postretirement benefits	2,321	2,370
Unfavorable leases, net of accumulated amortization of $1,596 and $1,378, respectively (Note 4)	7,957	8,175
Other liabilities (Note 7)	16,121	14,870
Total liabilities	254,524	252,277
Commitments and contingencies (Note 8)
Stockholders’ equity (Note 12):
Preferred stock, par value $.01; authorized 20,000,000 shares, issued and outstanding—100 shares	—	—
Voting common stock, par value $.01; authorized—100,000,000 shares, issued—23,710,910 and 23,711,257 shares, respectively, and outstanding—23,175,229 and 23,048,334 shares, respectively	232	230
Additional paid-in capital	69,552	69,258
Retained earnings (accumulated deficit)	(274)	7,155
Accumulated other comprehensive income	702	702
Treasury stock, at cost	(141)	(141)
Total stockholders’ equity	70,071	77,204
Total liabilities and stockholders’ equity	$324,595	$329,481

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
THREE MONTHS ENDED MARCH 30, 2014 AND MARCH 31, 2013
(In thousands of dollars, except share and per share amounts)
(Unaudited)

	Three Months Ended
	March 30, 2014	March 31, 2013
Restaurant sales	$151,453	$156,139
Costs and expenses:
Cost of sales	43,349	48,631
Restaurant wages and related expenses	50,937	50,667
Restaurant rent expense	11,438	11,709
Other restaurant operating expenses	26,025	26,236
Advertising expense	6,543	7,094
General and administrative (including stock-based compensation expense of $296 and $301, respectively)	10,267	9,078
Depreciation and amortization	8,758	8,063
Impairment and other lease charges (Note 3)	620	630
Other income (Note 10)	—	(185)
Total operating expenses	157,937	161,923
Loss from operations	(6,484)	(5,784)
Interest expense	4,703	4,711
Loss before income taxes	(11,187)	(10,495)
Benefit for income taxes (Note 6)	(3,758)	(5,296)
Net loss	$(7,429)	$(5,199)
Basic and diluted net loss per share (Note 11):	$(0.32)	$(0.23)
Shares used in computing net loss per share:
Basic and diluted weighted average common shares outstanding	23,151,523	22,868,894
Comprehensive loss, net of tax:
Net loss	$(7,429)	$(5,199)
Other comprehensive loss	—	(13)
Comprehensive loss	$(7,429)	$(5,212)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 30, 2014 AND MARCH 31, 2013
(In thousands of dollars)
(Unaudited)

	Three Months Ended
	March 30, 2014	March 31, 2013
Cash flows provided from operating activities:
Net loss	$(7,429)	$(5,199)
Adjustments to reconcile net loss to net cash provided from operating activities:
Loss on disposals of property and equipment	119	106
Stock-based compensation	296	301
Impairment and other lease charges	620	630
Depreciation and amortization	8,758	8,063
Amortization of deferred financing costs	251	251
Amortization of unearned income	(44)	(9)
Amortization of deferred gains from sale-leaseback transactions	(450)	(450)
Deferred income taxes	(3,790)	(5,284)
Change in refundable income taxes	32	—
Changes in other operating assets and liabilities	1,988	3,771
Net cash provided from operating activities	351	2,180
Cash flows used for investing activities:
Capital expenditures:
New restaurant development	(1,408)	(121)
Restaurant remodeling	(4,020)	(10,946)
Other restaurant capital expenditures	(1,283)	(2,096)
Corporate and restaurant information systems	(254)	(355)
Total capital expenditures	(6,965)	(13,518)
Properties purchased for sale-leaseback	(3,412)	—
Proceeds from sale-leaseback transactions	1,621	—
Net cash used for investing activities	(8,756)	(13,518)
Cash flows provided from (used for) financing activities
Borrowings under senior credit facility	20,500	—
Repayments under senior credit facility	(18,750)	—
Principal payments on capital leases	(245)	(258)
Financing costs associated with issuance of debt	—	(8)
Net cash provided from (used for) financing activities	1,505	(266)
Net decrease in cash	(6,900)	(11,604)
Cash, beginning of period	8,302	38,290
Cash, end of period	$1,402	$26,686
Supplemental disclosures:
Interest paid on long-term debt	$189	$246
Interest paid on lease financing obligations	$23	$26
Accruals for capital expenditures	$1,046	$3,672
Non-cash assets acquired	$—	$861
Non-cash reduction of capital lease assets and obligation	$1,055	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars except share and per share amounts)

1. Basis of Presentation
Business Description. At March 30, 2014 Carrols Restaurant Group, Inc. ("Carrols Restaurant Group" or the "Company") operated, as franchisee, 560 restaurants under the trade name “Burger King ®” in 13 Northeastern, Midwestern and Southeastern states.
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
Fiscal Year. The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. The fiscal year ended December 29, 2013 contained 52 weeks. The three months ended March 30, 2014 and March 31, 2013 each contained thirteen weeks.
Basis of Presentation. The accompanying unaudited consolidated financial statements for the three months ended March 30, 2014 and March 31, 2013 have been prepared without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission and do not include certain of the information and the footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of such unaudited consolidated financial statements have been included. The results of operations for three months ended March 30, 2014 and March 31, 2013 are not necessarily indicative of the results to be expected for the full year.
These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 29, 2013. The December 29, 2013 consolidated balance sheet data is derived from those audited financial statements.
Use of Estimates. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates include: accrued occupancy costs, insurance liabilities, the evaluation for impairment of goodwill, long-lived assets and franchise rights, lease accounting matters and the valuation of deferred income tax assets. Actual results could differ from those estimates.
Segment Information. Operating segments are components of an entity for which separate financial information is available and is regularly reviewed by the chief operating decision maker in order to allocate resources and assess performance. The Company's chief operating decision maker currently evaluates the Company's operations from a number of different operational perspectives. The Company derives all significant revenues from a single operating segment. Accordingly, the Company views the operating results for all of its Burger King restaurants as one reportable segment.
Fair Value of Financial Instruments. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. In determining fair value, the accounting standards establish a three level hierarchy for inputs used in measuring fair value as follows: Level 1 inputs are quoted prices in active markets for identical assets or liabilities; Level 2 inputs are observable for the asset or liability, either directly or indirectly, including quoted prices in active markets for similar assets or liabilities; and Level 3 inputs are unobservable and reflect our own assumptions. Financial instruments include cash, accounts receivable, accounts payable, and long-term debt. The carrying amounts of cash, accounts receivable and accounts payable approximate fair value because of the short-term nature of these financial instruments. The fair value of the Carrols Restaurant Group 11.25% Senior Secured Second Lien Notes due 2018 is based on a recent trading value, which is considered Level 2, and at March 30, 2014 was approximately $172.1 million.
Fair value measurements of non-financial assets and non-financial liabilities are primarily used in the impairment analysis of long-lived assets, goodwill and intangible assets. Long-lived assets and definite-lived intangible assets are measured at fair value on a nonrecurring basis using Level 3 inputs. As described in Note 3, the Company recorded long-lived asset impairment charges of $0.2 million and $0.6 million during the three months ended March 30, 2014 and March 31, 2013, respectively. Goodwill is reviewed annually for impairment on the last day of the fiscal year, or more frequently, if impairment indicators arise.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars except share and per share amounts)

Burger King Acquisition. On May 30, 2012, the Company completed the acquisition of 278 of Burger King Corporation's ("BKC") company-owned Burger King® restaurants ("the 2012 acquisition") located in Ohio, Indiana, Kentucky, Pennsylvania, North Carolina, South Carolina and Virginia (the "acquired BKC restaurants").
2. Stock-Based Compensation
Stock-based compensation expense in each of the three months ended March 30, 2014 and March 31, 2013 was $0.3 million. As of March 30, 2014, the total unrecognized stock-based compensation expense relating to non-vested shares was approximately $2.4 million, which the Company expects to recognize over a remaining weighted average vesting period for non-vested shares of 2.3 years. The Company expects to record an additional $0.9 million as compensation expense for the remainder of 2014.
A summary of all non-vested shares activity for the three months ended March 30, 2014 was as follows:

	Shares	Weighted Average Grant Date Price
Non-vested at December 29, 2013	662,923	$7.35
Vested	(126,895)	10.77
Forfeited	(347)	10.34
Non-vested at March 30, 2014	535,681	$6.54
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
The Company determined the fair value of restaurant equipment, for those restaurants reviewed for impairment, based on current economic conditions and the Company’s history of using these assets in the operation of its business. These fair value asset measurements rely on significant unobservable inputs and are considered Level 3 in the fair value hierarchy. There were no Level 3 assets measured at fair value during the three months ended March 30, 2014.
 During the three months ended March 30, 2014, the Company recorded other lease charges of $0.4 million associated with the closure of one of the Company's restaurants in the first quarter of 2014 and impairment charges of $0.2 million consisting of capital expenditures at previously impaired restaurants.
The following table presents the activity in the closed-restaurant reserve for the three months ended March 30, 2014 and year ended December 29, 2013:

	Three months ended	Year ended
	March 30, 2014	December 29, 2013
Balance, beginning of the period	$1,466	$—
Provisions for restaurant closures	414	1,616
Payments, net	(126)	(242)
Other adjustments, including the effect of discounting future obligations	47	92
Balance, end of the period	$1,801	$1,466

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars except share and per share amounts)

4. Goodwill, Franchise Rights, Favorable and Unfavorable Leases
Goodwill. The Company is required to review goodwill for impairment annually, or more frequently, when events and circumstances indicate that the carrying amount may be impaired. If the determined fair value of goodwill is less than the related carrying amount, an impairment loss is recognized. The Company performs its annual impairment assessment as of the last day of its fiscal year and does not believe circumstances have changed since the last assessment date which would make it necessary to reassess its value. There were no goodwill additions or impairment losses during the three months ended March 30, 2014 or the year ended December 29, 2013.
Franchise Rights. Amounts allocated to franchise rights for each acquisition of Burger King restaurants are amortized using the straight-line method over the average remaining term of the acquired franchise agreements plus one twenty-year renewal period.
The Company assesses the potential impairment of franchise rights whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If an indicator of impairment exists, an estimate of the aggregate undiscounted cash flows from the acquired restaurants is compared to the respective carrying value of franchise rights for each acquisition. If an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value. No impairment charges were recorded related to the Company’s franchise rights during the three months ended March 30, 2014 or the year ended December 29, 2013.
Amortization expense related to franchise rights was $1.0 million in both the three months ended March 30, 2014 and March 31, 2013. The Company estimates the annual amortization expense to be $4.1 million in 2014 and in each of the five succeeding years.
Favorable and Unfavorable Leases. Amounts allocated to favorable and unfavorable leases related to the 2012 acquisition are being amortized using the straight-line method over the remaining terms of the underlying lease agreements as a net reduction of restaurant rent expense.
The net reduction of rent expense related to the amortization of favorable and unfavorable leases for both the three months ended March 30, 2014 and March 31, 2013 was $139 and the Company expects the annual net reduction of rent expense from the amortization of favorable and unfavorable leases to be $546 in 2014, $528 in 2015, $499 in 2016, $439 in 2017, $410 in 2018 and $375 in 2019.
5. Long-term Debt
Long-term debt at March 30, 2014 and December 29, 2013 consisted of the following:

	March 30, 2014	December 29, 2013
Collateralized:
Carrols Restaurant Group 11.25% Senior Secured Second Lien Notes	$150,000	$150,000
Senior Credit Facility - Revolving credit borrowings	1,750	—
Capital leases	8,036	9,336
	159,786	159,336
Less: current portion	(1,033)	(1,147)
	$158,753	$158,189
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
The indenture governing the Notes contains customary default provisions, including without limitation, a cross default provision pursuant to which it is an event of default under the Notes and the indenture if there is a default under any indebtedness of the Company having an outstanding principal amount of $15.0 million or more which results in the acceleration of such indebtedness prior to its stated maturity or is caused by a failure to pay principal when due. The Company was in compliance as of March 30, 2014 with the restrictive covenants of the indenture governing the Notes.
Senior Credit Facility. On May 30, 2012, the Company entered into a senior credit facility, which provides for aggregate revolving credit borrowings of up to $20.0 million (including $15.0 million available for letters of credit) maturing on May 30, 2017. The senior credit facility also provides for incremental borrowing increases of up to $25.0 million, in the aggregate. At March 30, 2014, there were $1.75 million of revolving credit borrowings outstanding under the senior credit facility.
Under the senior credit facility (all terms not otherwise defined herein are defined in the Company's senior credit facility), the Company has deposited $20.0 million in an account with the Administrative Agent as collateral for the senior credit facility until the date on which its Adjusted Leverage Ratio is less than 6.00x for two consecutive fiscal quarters (the “Cash Collateral Release Date"). This amount is classified as restricted cash on the Company's consolidated balance sheet as of March 30, 2014.
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
After reserving $7.6 million for letters of credit issued under the senior credit facility for workers’ compensation and other insurance policies, $10.6 million was available for revolving credit borrowings under the senior credit facility at March 30, 2014.
6. Income Taxes
The benefit for income taxes for the three months ended March 30, 2014 and March 31, 2013 was comprised of the following:

	Three Months Ended
	March 30, 2014	March 31, 2013
Current	$32	$(12)
Deferred	(3,790)	(5,284)
	$(3,758)	$(5,296)
The benefit for income taxes for the three months ended March 30, 2014 was derived using an estimated effective annual income tax rate for all of 2014 of 33.9%, which excluded any discrete tax adjustments. The Company's estimated effective tax rate for 2014 does not consider the Work Opportunity Tax Credit which expired at the end of 2013. This credit will be reflected in the Company's estimated effective tax rate in the period if and when re-enacted into law.
The benefit for income taxes for the three months ended March 31, 2013 was derived using an estimated effective annual income tax rate for all of 2013 of 41.2%, which excluded any discrete tax adjustments. In January 2013, the United States Congress authorized, and the President signed into law, certain federal tax credits that were reflected in the Company's Federal tax return for 2012. However, since the law was enacted in 2013, the financial statement benefit of such credits totaling $1.0 million was included in the benefit for income taxes in the consolidated statement of operations and comprehensive loss for the three months ended March 31, 2013.
The Company establishes a valuation allowance when it is necessary to reduce deferred tax assets to an amount for which realization is likely. The Company has performed the required assessment of positive and negative evidence regarding the realization of deferred income tax assets in accordance with ASC 740. The Company considered all available positive and negative evidence to determine whether, based on the weight of that evidence, a valuation allowance is needed for some portion or all of its deferred income tax assets. Judgment is used in considering the relative impact of negative and positive evidence. In arriving at these judgments, the weight given to the potential effect of negative and positive evidence is commensurate with the extent to which such evidence can be objectively verified.
In evaluating the objective evidence provided by historical results, the Company considered (among other things) the past three years of cumulative losses, projected reversal of deferred tax liabilities, recent and prospective operating results, the ability to carry-back net operating losses generated through December 30, 2012 against taxable income reported in prior years, and that the first year of expiration of its net operating loss carryforwards is 2033. The Company also considered subjective evidence related to the forecast of expected operating results for the years over the carryforward period. Additionally, the deferred tax liabilities the Company has considered in the assessment of the realization of deferred tax assets will reverse in the carryforward period and same jurisdiction. Based on the analysis of positive and negative evidence, the Company believed that there was enough positive evidence to overcome our cumulative loss position at March 30, 2014, and therefore no valuation allowance of its deferred tax assets of $13.8 million was necessary.
The Company will continue to monitor and evaluate the positive and negative evidence considered in arriving at the above conclusion, in order to assess whether such conclusion remains appropriate in future periods.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars except share and per share amounts)

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of March 30, 2014 and December 29, 2013, the Company had no unrecognized tax benefits and no accrued interest related to uncertain tax positions.
The tax years 2009-2013 remain open to examination by the major taxing jurisdictions to which the Company is subject. Although it is not reasonably possible to estimate the amount by which unrecognized tax benefits may increase within the next twelve months due to the uncertainties regarding the timing of any examinations, the Company does not expect unrecognized tax benefits to significantly change in the next twelve months.
7. Other Liabilities, Long-Term
Other liabilities, long-term, at March 30, 2014 and December 29, 2013 consisted of the following:

	March 30, 2014	December 29, 2013
Accrued occupancy costs	$8,262	$7,793
Accrued workers’ compensation and general liability claims	3,283	2,272
Deferred compensation	398	353
Long-term obligation to BKC for right of first refusal	1,491	1,672
Other	2,687	2,780
	$16,121	$14,870
Accrued occupancy costs above include long-term obligations pertaining to closed restaurant locations, contingent rent, and accruals to expense operating lease rental payments on a straight-line basis over the lease term.
8. Commitments and Contingencies
Lease Guarantees. Fiesta Restaurant Group, Inc. ("Fiesta"), a former wholly-owned subsidiary of the Company, was spun-off in 2012 to the Company's stockholders. As of March 30, 2014, the Company is a guarantor under 35 Fiesta restaurant property leases, with lease terms expiring on various dates through 2030, and is the primary lessee on five Fiesta restaurant property leases, which it subleases to Fiesta. The Company is fully liable for all obligations under the terms of the leases in the event that Fiesta fails to pay any sums due under the lease, subject to indemnification provisions of the Separation and Distribution Agreement entered into in connection with the spin-off of Fiesta.
The maximum potential amount of future undiscounted rental payments the Company could be required to make under these leases at March 30, 2014 was $47.0 million. The obligations under these leases will generally continue to decrease over time as these operating leases expire. No payments related to these guarantees have been made by the Company to date and none are expected to be required to be made in the future. The Company has not recorded a liability for these guarantees in accordance with ASC 460 - Guarantees as Fiesta has indemnified the Company for all such obligations and the Company did not believe it was probable it would be required to perform under any of the guarantees or direct obligations.
Litigation. The Company is a party to various litigation matters that arise in the ordinary course of business. The Company does not believe that the outcome of any of these other matters will have a material adverse effect on its consolidated financial statements.
9. Transactions with Related Parties
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

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars except share and per share amounts)

In addition to the initial franchise fee, the Company generally pays BKC a monthly royalty at a rate of 4.5% of sales. Royalty expense was $6.3 million and $6.4 million in the three months ended March 30, 2014 and March 31, 2013, respectively.
The Company is also generally required to contribute 4% of restaurant sales from our Burger King restaurants to an advertising fund utilized by BKC for its advertising, promotional programs and public relations activities, and additional amounts for participation in local advertising campaigns in markets that approve such additional spending. Advertising expense associated with these expenditures was $6.4 million and $6.9 million in the three months ended March 30, 2014 and March 31, 2013, respectively.
As of March 30, 2014, the Company leased 294 of its restaurant locations from BKC. For 195 of the restaurants, the terms and conditions of the lease with BKC are identical to those between BKC and the third-party lessor. Aggregate rent under these BKC leases for the three months ended March 30, 2014 and March 31, 2013 was $6.4 million and $6.6 million, respectively. The Company believes the related party lease terms have not been significantly affected by the fact that the Company and BKC are deemed to be related parties.
As of March 30, 2014, the Company owed BKC $2.2 million associated with its purchase of the right of first refusal related to the 2012 acquisition and $4.1 million related to the monthly payment of advertising, royalties and rent.
10. Other Income
In the three months ended March 31, 2013, the Company recorded a gain of $0.2 million related to business interruption insurance recoveries from a fire at a restaurant.
11. Net Loss per Share
The Company applies the two-class method to calculate and present net loss per share. The Company's non-vested share awards and Series A Convertible Preferred Stock issued to BKC contain non-forfeitable rights to dividends and are considered participating securities for purposes of computing net loss per share pursuant to the two-class method. Under the two-class method, net earnings are reduced by the amount of dividends declared (whether paid or unpaid) and the remaining undistributed earnings are then allocated to common stock and participating securities, based on their respective rights to receive dividends. However, as the Company has incurred net losses for the three months ended March 30, 2014 and March 31, 2013, and as those losses are not allocated to the participating securities under the two-class method, such method is not applicable for the aforementioned reporting periods.
Basic net loss per share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding for the reporting period. Diluted net loss per share reflects additional shares of common stock outstanding, where applicable, calculated using the treasury stock method or the two-class method.
The following table sets forth the calculation of basic and diluted net loss per share:

	Three Months Ended
	March 30, 2014	March 31, 2013
Basic and diluted net loss per share:
Net loss	$(7,429)	$(5,199)
Basic and diluted weighted average common shares outstanding	23,151,523	22,868,894
Basic and diluted net loss per share	$(0.32)	$(0.23)
Common shares excluded from diluted net loss per share computation (1)	9,950,261	10,188,883

(1)	Shares subject to preferred stock and non-vested shares were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars except share and per share amounts)

12. Subsequent Event
On April 30, 2014, the Company completed an underwritten public offering of 10.0 million shares of common stock at a price of $6.20 per share (the "Public Offering"). All shares were issued and sold by the Company. The Company also issued and sold an additional 1.5 million shares of common stock pursuant to the underwriters exercise of the option to purchase additional shares at the same terms and conditions as offered in the Public Offering, for a total share issuance of 11.5 million shares. The Company estimates that the net proceeds received will be approximately $67.2 million in the aggregate after deducting underwriting discounts and commissions and estimated offering expenses.
The Company intends to use the net proceeds of the Public Offering to accelerate the remodeling of the Company's restaurants to Burger King Corporation's 20/20 restaurant image, to acquire additional franchised Burger King restaurants, and, to a lesser extent, develop new restaurants and for other general corporate purposes.
A shelf registration statement (including a prospectus) relating to these securities was filed by the Company with the Securities and Exchange Commission (“SEC”) and was declared effective by the SEC on April 9, 2014.

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
We use a 52-53 week fiscal year ending on the Sunday closest to December 31. The fiscal year ended December 29, 2013 contained 52 weeks and the three months ended March 30, 2014 and March 31, 2013 each contained thirteen weeks.
Introduction
We are a holding company and conduct all of our operations through our direct and indirect subsidiaries and have no assets other than the shares of capital stock of Carrols, our direct wholly-owned subsidiary. The following Management's Discussion and Analysis of Financial Condition and Results of Operations (or "MD&A") is written to help the reader understand our company. The MD&A is provided as a supplement to, and should be read in conjunction with our Consolidated Financial Statements and the accompanying financial statement notes appearing elsewhere in this report and our Annual Report on Form 10-K, as amended, for the year ended December 29, 2013. The overview provides our perspective on the individual sections of MD&A, which include the following:
Company Overview—a general description of our business and our key financial measures.
Recent and Future Events Affecting Our Results of Operations—a description of recent events that affect, and future events that may affect, our results of operations.
Operating Results from Operations—an analysis of our results of operations for the three months ended March 30, 2014 compared to the three months ended March 31, 2013 including a review of material items and known trends and uncertainties.
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
Company Overview
We are one of the largest restaurant companies in the United States and have been operating restaurants for more than 50 years. We are the largest Burger King ® franchisee in the world and have operated Burger King restaurants since 1976. As of March 30, 2014, we operated 560 Burger King restaurants in 13 states. On May 30, 2012, we acquired 278 restaurants from Burger King Corporation ("BKC"), which we refer to as the "acquired BKC restaurants". All of our other Burger King restaurants are referred to as our "legacy restaurants". Sales from our acquired BKC restaurants are included in changes in our comparable restaurant sales beginning in June 2013.
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

•
EBITDA, Adjusted EBITDA and Restaurant-Level EBITDA. EBITDA, Adjusted EBITDA and Restaurant-Level EBITDA are non-GAAP financial measures. EBITDA represents net income (loss) from operations, before provision (benefit) for income taxes, interest expense and depreciation and amortization. Adjusted EBITDA represents EBITDA as adjusted to exclude impairment and other lease charges, EEOC litigation and settlement costs and stock compensation expense. Restaurant-Level EBITDA represents loss from operations before general and administrative expenses, depreciation and amortization, impairment and other lease charges and other income and expense.

We are presenting Adjusted EBITDA and Restaurant-Level EBITDA because we believe that they provide a more meaningful comparison than EBITDA of our core business operating results, as well as with those of other similar companies. Additionally, we present Restaurant-Level EBITDA because it excludes the impact of general and administrative expenses and other income and expense which are not directly related to restaurant operations. Management believes that Adjusted EBITDA and Restaurant-Level EBITDA, when viewed with our results of operations in accordance with GAAP and the accompanying reconciliations in the table above, provide useful information about operating performance and period-over-period growth, and provide additional information that is useful for evaluating the operating performance of our core business without regard to potential distortions. Additionally, management believes that Adjusted EBITDA and Restaurant-Level EBITDA permit investors to gain an understanding of the factors and trends affecting our ongoing cash earnings, from which capital investments are made and debt is serviced.
However, EBITDA, Adjusted EBITDA and Restaurant-Level EBITDA are not measures of financial performance or liquidity under GAAP and, accordingly, should not be considered as alternatives to net loss, loss from operations or cash flow from operating activities as indicators of operating performance or liquidity. Also, these measures may not be comparable to similarly titled captions of other companies. For a reconciliation between net loss from operations and EBITDA and Adjusted EBITDA and between Restaurant-Level EBITDA and loss from operations see page 20.
EBITDA, Adjusted EBITDA and Restaurant-Level EBITDA have important limitations as analytical tools.  These limitations include the following:

•	EBITDA, Adjusted EBITDA and Restaurant-Level EBITDA do not reflect our capital expenditures, future requirements for capital expenditures or contractual commitments to purchase capital equipment;

•	EBITDA, Adjusted EBITDA and Restaurant-Level EBITDA do not reflect the interest expense or the cash requirements necessary to service principal or interest payments on our debt;

•
Although depreciation and amortization are non-cash charges, the assets that we currently depreciate and amortize will likely have to be replaced in the future, and EBITDA, Adjusted EBITDA and Restaurant-Level EBITDA do not reflect the cash required to fund such replacements; and

•
EBITDA, Adjusted EBITDA and Restaurant-Level EBITDA do not reflect the effect of earnings or charges resulting from matters that our management does not consider to be indicative of our ongoing operations. However, some of these charges (such as impairment and other lease charges) have recurred and may reoccur.

•
Depreciation and amortization primarily includes the depreciation of fixed assets, including equipment, owned buildings and leasehold improvements utilized in our restaurants, the amortization of franchise rights from our acquisitions of restaurants and the amortization of franchise fees paid to BKC.

•
Impairment and other lease charges are determined through our assessment of the recoverability of property and equipment and intangible assets by determining whether the carrying value of these assets can be recovered over their respective remaining lives through undiscounted future operating cash flows. A potential impairment charge is evaluated whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable. Lease charges are recorded for our obligations under the related leases for closed locations net of estimated sublease recoveries. At March 30, 2014, there are $1.8 million of lease charges accrued for closed restaurant locations.

•
Interest expense consists primarily of interest expense associated with our 11.25% Senior Secured Second Lien Notes due 2018 (the "Notes"), amortization of deferred financing costs and revolving credit borrowings under our senior secured credit facility.

Recent and Future Events Affecting our Results of Operations
Acquisition of Burger King Restaurants
On May 30, 2012, we acquired 278 restaurants from BKC including BKC’s assignment of its right of first refusal ("ROFR") on franchisee restaurant transfers in 20 states pursuant to an operating agreement dated May 30, 2012 (the "operating agreement") entered into at closing. Pursuant to the operating agreement, we also agreed to remodel or otherwise upgrade 455 Burger King restaurant locations to BKC’s 20/20 restaurant image by 2015. As of March 30, 2014, we had completed remodeling a total of 205 restaurants to the 20/20 restaurant image and had in process upgrades at nine additional restaurant locations. We currently anticipate remodeling an additional 105 to 115 restaurants in 2014.
Future Restaurant Closures
We evaluate the performance of our restaurants on an ongoing basis including an assessment of the current and future operating results of the restaurant in relation to its cash flow and future occupancy costs, and with regard to franchise agreement renewals, the cost of required capital improvements. We may elect to close restaurants based on these evaluations.
In 2013, we closed eleven restaurants including one restaurant relocated within its market area and four underperforming restaurants prior to the expiration of their contractual lease term. In the first three months of 2014 we have closed five restaurants, including one restaurant relocated within its market area. One underperforming restaurant that was closed in the first quarter of 2014 was closed prior to the expiration of its contractual lease term and $0.4 million was reserved for estimated future rent payments and other occupancy related expenses for this location. We may incur lease charges in the future from additional closures of underperforming restaurants.
We currently anticipate that we will close 15 to 20 restaurants in all of 2014, excluding any restaurants relocated within their market area. Our determination of whether to close restaurants in the future is subject to further evaluation and may change.
We do not believe that the future impact on our consolidated results of operations due to restaurant closures will be material, although there can be no assurance in this regard.
Valuation of Deferred Income Tax Assets
We establish a valuation allowance when it is necessary to reduce deferred tax assets to an amount for which realization is likely. We have performed the required assessment of positive and negative evidence regarding the realization of our deferred income tax assets. We considered all available positive and negative evidence to determine whether, based on the weight of that evidence, a valuation allowance is needed for some portion or all of our deferred income tax assets. Judgment is used in considering the relative impact of negative and positive evidence. In arriving at these judgments, the weight given to the potential effect of negative and positive evidence is commensurate with the extent to which such evidence can be objectively verified.
In evaluating the objective evidence provided by historical results, we considered (among other things) the past three years of cumulative losses, projected reversals of deferred tax liabilities, recent improvements in operating results, the ability to carry-back net operating losses generated through December 30, 2012 against taxable income reported in prior years, and that the first year of expiration of our net operating loss carryforwards is 2033. We also considered subjective evidence related to the forecast of expected operating results for the years over the carryforward period. Additionally, the deferred tax liabilities we have considered in the assessment of the realization of deferred tax assets will reverse in the carryforward period and same jurisdiction. Based on the analysis of positive and negative evidence, we believed that there was enough positive evidence to overcome our cumulative loss position at March 30, 2014, and therefore no valuation allowance of our deferred tax assets of $13.8 million was necessary.

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
We are continuing to assess the financial impact of the Act including the provision beginning in 2015 to offer health insurance to our hourly employees who work an average of 30 hours or more per week. Based on our analyses to date and our current activities addressing aspects of this provision operationally, we currently estimate that our cost for the health care coverage for our qualifying hourly employees would not exceed $3.0 million on an annual basis if all our eligible hourly employees elect coverage. Given the estimated annual premium cost our eligible hourly employees would incur in comparison to the annual financial penalty they would pay if they do not elect our health care coverage, we currently estimate our additional annual health care costs could range from $0.5 million to $1.0 million due solely to this provision; however there can be no assurance in this regard. For 2014, due to the Act we will incur additional health care premiums of $0.5 million associated with our current health care coverage of our employees.
Public Equity Offering
On April 30, 2014, we completed an underwritten public offering of 10.0 million shares of our common stock at a price of $6.20 per share (the "Public Offering"). All shares were issued and sold by us. We also issued and sold an additional 1.5 million shares of our common stock pursuant to the underwriters’ exercise of their option to purchase additional shares at the same terms and conditions as offered in the Public Offering, for a total share issuance of 11.5 million shares. Net proceeds received by us are estimated to be approximately $67.2 million after deducting underwriting discounts and commissions and estimated offering expenses.
We intend to use the net proceeds of the Public Offering to accelerate the remodeling of our restaurants to BKC's 20/20 restaurant image, to acquire additional franchised Burger King restaurants, and, to a lesser extent, develop new Burger King restaurants and for other general corporate purposes. A shelf registration statement (including a prospectus) relating to these securities was filed by us with the Securities and Exchange Commission (“SEC”) and was declared effective by the SEC on April 9, 2014.

Results of Operations
Three Months Ended March 30, 2014 Compared to Three Months Ended March 31, 2013
The following table sets forth, for the three months ended March 30, 2014 and March 31, 2013, selected operating results from operations as a percentage of restaurant sales for all of our restaurants, our legacy restaurants and the acquired BKC restaurants:

	Three Months Ended
	March 30, 2014	March 31, 2013
Costs and expenses (all restaurants):
Cost of sales	28.6%	31.1%
Restaurant wages and related expenses	33.6%	32.4%
Restaurant rent expense	7.6%	7.5%
Other restaurant operating expenses	17.2%	16.8%
Advertising expense	4.3%	4.5%
General and administrative	6.8%	5.8%

Costs and expenses (legacy restaurants):
Cost of sales	28.4%	29.6%
Restaurant wages and related expenses	33.3%	31.9%
Restaurant rent expense	6.7%	6.7%
Other restaurant operating expenses	16.4%	15.7%
Advertising expense	4.1%	4.3%

Costs and expenses (acquired BKC restaurants):
Cost of sales	28.8%	33.0%
Restaurant wages and related expenses	34.0%	33.1%
Restaurant rent expense	8.6%	8.5%
Other restaurant operating expenses	18.2%	18.1%
Advertising expense	4.6%	4.8%
Since the beginning of the first quarter of 2013 through the end of the first quarter of 2014, we opened three new restaurants, including two restaurant relocated within their market areas, and acquired one restaurant. During the same period we closed fourteen restaurants, excluding the relocated restaurants.
Restaurant Sales. Total restaurant sales in the first quarter of 2014 decreased to $151.5 million from $156.1 million in the first quarter of 2013. Comparable restaurant sales in the first quarter of 2014 for all of our restaurants decreased 2.5% due to lower customer traffic of 6.7%, which was negatively impacted by the severe weather in most of our markets. The effect of menu price increases in the first quarter of 2014 was 2.9% for all of our restaurants. Comparable restaurant sales for our legacy restaurants decreased 1.8% due to a decrease in customer traffic of 4.9%, partially offset by an increase in average check. Comparable restaurant sales at our acquired BKC restaurants decreased 3.4% due to a decrease in customer traffic of 8.1% partially offset by an increase in average check due to menu price increases. In addition, total sales decreased in the first quarter of 2014 compared the first quarter of 2013 due to a net of eleven fewer restaurants in operation since the end of the first quarter of 2013.
Operating Costs and Expenses (percentages stated as a percentage of restaurant sales for the restaurants being discussed). Cost of sales for all of our restaurants decreased to 28.6% in the first quarter of 2014 from 31.1% in the first quarter of 2013. Cost of sales at our legacy restaurants decreased to 28.4% in the first quarter of 2014 from 29.6% in the first quarter of 2013 due primarily to the effect of menu price increases (0.7%), a favorable sales mix and lower promotional sales discounts. Cost of sales at our acquired BKC restaurants decreased significantly to 28.8% in the first quarter of 2014 from 33.0% in the first quarter of 2013 due primarily to the improvement in restaurant-level food and cash controls (2.1%), the effect of menu price increases (1.5%) and higher vendor rebates.
Restaurant wages and related expenses for all of our restaurants increased to 33.6% in the first quarter of 2014 from 32.4% in the first quarter of 2013 due to the effect of lower sales volumes on fixed labor costs, higher workers compensation and medical claims (0.5%) and higher unemployment insurance costs (0.4%).

Other restaurant operating expenses for all of our restaurants increased to 17.2% in the first quarter of 2014 from 16.8% in the first quarter of 2013 due primarily to higher utility costs (0.3%) and the effect of lower sales volumes on fixed operating costs.
Advertising expense for all of our restaurants decreased to 4.3% in the first quarter of 2014 from 4.5% in the first quarter of 2013 due primarily to lower spending for additional local advertising in certain markets. Advertising expense as a percentage of sales is lower at our legacy restaurants compared to our acquired BKC restaurants due to advertising credits being received from BKC that are associated with 2012 menu enhancement initiatives and our installation of digital menu boards at our legacy restaurants. These expenditures at the acquired BKC restaurants were made prior to the acquisition.
Restaurant rent expense for all restaurants increased to 7.6% in the first quarter of 2014 from 7.5% in the first quarter of 2013 due primarily to the effect of lower sales volumes on fixed rental costs.
Restaurant-Level EBITDA. As a result of the factors above, Restaurant-Level EBITDA was $13.2 million in the first quarter of 2014 compared to $11.8 million in the first quarter of 2013. For a reconciliation between Restaurant-Level EBITDA and loss from operations see page 20.
General and Administrative Expenses. General and administrative expenses increased $1.2 million in the first quarter of 2014 to $10.3 million and, as a percentage of total restaurant sales, increased to 6.8% compared to 5.8% in the first quarter of 2013. The increase in general and administrative expenses was due primarily to $1.3 million earned in the first quarter of 2013 for providing various administrative support functions for Fiesta Restaurant Group, Inc. ("Fiesta"), which ended in the fourth quarter of 2013.
Adjusted EBITDA. As a result of the factors above, Adjusted EBITDA decreased to $3.2 million in the first quarter of 2014 from $3.3 million in the first quarter of 2013. For a reconciliation between net loss and EBITDA and Adjusted EBITDA see page 20.
Depreciation and Amortization Expense. Depreciation and amortization expense increased to $8.8 million in the first quarter of 2014 from $8.1 million in the first quarter of 2013 due primarily to our remodeling initiatives in 2013 and the first quarter of 2014.
Impairment and Other Lease Charges. Impairment and other lease charges were $0.6 million in the first quarter of 2014 and were comprised of other lease charges of $0.4 million associated with the closure of a restaurant in the first quarter of 2014 and $0.2 million of impairment charges associated with capital expenditures at previously impaired restaurants.
Interest Expense. Interest expense was $4.7 million in the first quarter of both 2014 and 2013. The weighted average interest rate on our long-term debt, excluding lease financing obligations, was 11.20% in the first quarter of 2014 and 11.25% in the first quarter of 2013.
Benefit for Income Taxes. The benefit for income taxes for the first quarter of 2014 was derived using an estimated effective annual income tax rate for 2014 of 33.9%, which excludes any discrete tax adjustments. Our estimated effective tax rate for 2014 does not consider the Work Opportunity Tax Credit which expired at the end of 2013. This credit will be reflected in the our estimated effective tax rate in the period if and when re-enacted into law.
The benefit for income taxes for the first quarter of 2013 was derived using an estimated effective annual income tax rate for 2013 of 41.2%, which excluded discrete tax adjustments. In January 2013, the United States Congress authorized, and the President signed into law, certain federal tax credits that were reflected in our Federal tax return for 2012. However, since the law was enacted in 2013, the financial statement benefit of such credits totaling $1.0 million was included in the benefit for income taxes in the first quarter of 2013.
Net Loss. As a result of the above, net loss for the first quarter of 2014 was $7.4 million, or $0.32 per diluted share, compared to a net loss in the first quarter of 2013 of $5.2 million, or $0.23 per diluted share.

Reconciliations of EBITDA and Adjusted EBITDA to net loss and Restaurant-Level EBITDA to loss from operations are as follows:

	Three Months Ended
Reconciliation of EBITDA and Adjusted EBITDA:	March 30, 2014	March 31, 2013
Net loss	$(7,429)	$(5,199)
Benefit for income taxes	(3,758)	(5,296)
Interest expense	4,703	4,711
Depreciation and amortization	8,758	8,063
EBITDA	2,274	2,279
Impairment and other lease charges	620	630
EEOC Litigation and settlement costs	—	85
Stock-based compensation expense	296	301
Adjusted EBITDA	$3,190	$3,295

Reconciliation of Restaurant-Level EBITDA:
Restaurant-Level EBITDA	$13,161	$11,802
Less:
General and administrative expenses	$10,267	9,078
Depreciation and amortization	$8,758	8,063
Impairment and other lease charges	$620	630
Other income	$—	(185)
Loss from operations	$(6,484)	$(5,784)
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
On April 30, 2014, we completed a public offering of 10.0 million shares of our common stock at a price of $6.20 per share. All shares were offered by us. We also issued an additional 1.5 million shares of our common stock pursuant to the underwriters’ exercise of their option to purchase additional shares at the same terms and conditions as offered in the Public Offering, for a total share issuance of 11.5 million shares. The net proceeds will be approximately $67.2 million after deducting underwriting discounts and commissions and estimated offering expenses.
Interest payments under our debt obligations, capital expenditures, including our commitment to BKC to remodel restaurants in 2014, payments of royalties and advertising to BKC and payments related to our lease obligations represent significant liquidity requirements for us. We believe net proceeds from the issuance of our common stock in the Public Offering, cash generated from our operations, and availability of revolving credit borrowings under our senior credit facility will provide sufficient cash availability to cover our anticipated working capital needs, capital expenditures and debt service requirements for the next twelve months.
Operating Activities. Net cash provided from operating activities in the first three months of 2014 decreased $1.8 million to $0.4 million, compared to the first three months of 2013, due primarily to a decrease in cash from changes in the components of net working capital of $1.8 million and an increase in net loss of $2.2 million, partially offset by a net increase in non-cash expenses of $0.7 million pertaining to depreciation and amortization and impairment and other lease charges.
Investing Activities. Net cash used for investing activities in the first three months of 2014 and 2013 was $8.8 million and $13.5 million, respectively. Capital expenditures are a large component of our investing activities and include: (1) new restaurant development, which may include the purchase of real estate; (2) restaurant remodeling, which includes the renovation or rebuilding of the interior and exterior of our existing restaurants, including expenditures associated with our commitment to BKC to remodel restaurants to the 20/20 image and franchise agreement renewals; (3) other restaurant capital expenditures, which include capital maintenance expenditures for the ongoing reinvestment and enhancement of our restaurants including expenditures to support BKC’s ongoing menu enhancement initiatives; and (4) corporate and restaurant information systems, including expenditures for our point-of-sale software for our restaurants.
The following table sets forth our capital expenditures for the periods presented (in thousands):

Three Months Ended March 30, 2014
New restaurant development	$1,408
Restaurant remodeling	4,020
Other restaurant capital expenditures (1)	1,283
Corporate and restaurant information systems	254
Total capital expenditures	$6,965
Number of new restaurant openings (2)	1
Three Months Ended March 31, 2013
New restaurant development	$121
Restaurant remodeling	10,946
Other restaurant capital expenditures (1)	2,096
Corporate and restaurant information systems	355
Total capital expenditures	$13,518
Number of new restaurant openings	—
 _____________

1)
Excludes restaurant repair and maintenance expenses included in other restaurant operating expenses in our consolidated financial statements. For the three months ended March 30, 2014 and March 31, 2013, total restaurant repair and maintenance expenses were approximately $4.3 million and $4.5 million, respectively.

2)	Includes one restaurant which was relocated within the same market area under a new franchise agreement.
In 2014, we anticipate that total capital expenditures will range from $42 million to $47 million, although the actual amount of capital expenditures may differ from these estimates. Capital expenditures in 2014 are expected to include approximately $30 million to $32 million for remodeling a total of 105 to 115 restaurants in 2014 to the BKC 20/20 image standard, $4 million to $5 million to scrape and rebuild three restaurants and capital restaurant maintenance expenditures of approximately $7 million.
Investing activities in 2014 included $3.4 million of purchases of properties for future sale-leaseback and proceeds from a sale-leaseback transaction of $1.6 million. The net proceeds from this sale was used to reduce outstanding borrowings under our senior credit facility.
Financing Activities. Net cash provided by financing activities in the first three months of 2014 was $1.5 million, primarily related to revolving credit borrowings under our senior credit facility. Net cash used in financing activities in the first three months of 2013 was $0.3 million which was related to principal payments on capital leases.
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
The indenture governing the Notes contains customary default provisions, including without limitation, a cross default provision pursuant to which it is an event of default under the Notes and the indenture governing the Notes if there is a default under any of our indebtedness having an outstanding principal amount of $15.0 million or more which results in the acceleration of such indebtedness prior to its stated maturity or is caused by a failure to pay principal when due. We were in compliance as of March 30, 2014 with the restrictive covenants of the indenture governing the Notes.
Senior Credit Facility. On May 30, 2012, we entered into a senior credit facility, which provides for aggregate revolving credit borrowings of up to $20.0 million (including $15.0 million available for letters of credit) maturing on May 30, 2017. The senior credit facility also provides for incremental borrowing increases of up to $25.0 million, in the aggregate.
Under the senior credit facility (all terms not otherwise defined herein are defined in our senior credit facility), we have deposited $20.0 million in an account with the Administrative Agent as collateral for the senior credit facility until the date on which our Adjusted Leverage Ratio is less than 6.00x for two consecutive fiscal quarters (the “Cash Collateral Release Date"). This amount is classified as restricted cash on our consolidated balance sheet as of March 30, 2014.
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
At March 30, 2014 there were revolving credit borrowings of $1.75 million outstanding under the senior credit facility. After reserving $7.6 million for letters of credit issued under the senior credit facility for workers’ compensation and other insurance policies, $10.6 million was available for revolving credit borrowings under the senior credit facility at March 30, 2014.

Contractual Obligations
A table of our contractual obligations as of December 29, 2013 was included in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 29, 2013. There have been no significant changes to our contractual obligations during the three months ended March 30, 2014.
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
Forward Looking Statements
This Quarterly Report on Form 10-Q contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements that are predictive in nature or that depend upon or refer to future events or conditions are forward-looking statements. These statements are often identified by the words “may”, “might", “will”, “should”, “anticipate”, “believe”, “expect”, “intend”, “estimate”, “hope”, “plan” or similar expressions. In addition, expressions of our strategies, intentions or plans are also forward looking statements. These statements reflect management’s current views with respect to future events and are subject to risks and uncertainties, both known and unknown. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their date. There are important factors that could cause actual results to differ materially from those in forward-looking statements, many of which are beyond our control. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected or implied in the forward-looking statements. We have identified significant factors that could cause actual results to differ materially from those stated or implied in the forward-looking statements. We believe important factors that could cause actual results to differ materially from our expectations include the following, in addition to other risks and uncertainties discussed herein and in our Annual Report on Form 10-K for the fiscal year ended December 29, 2013:

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

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes from the information presented in Item 7A included in our Annual Report on Form 10-K for the year ended December 29, 2013, as amended, with respect to our market risk sensitive instruments.
A 1% change in interest rates would have resulted in a nominal change to interest expense for the three months ended March 30, 2014 and no change to interest expense for the three months ended March 31, 2013.
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
Evaluation of Disclosure Controls and Procedures. We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 30, 2014.
No change occurred in our internal control over financial reporting during the first quarter of 2014 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1.    Legal Proceedings
None

Item 1A. Risk Factors
Part I-Item 1A of Annual Report on Form 10-K, as amended, for the fiscal year ended December 29, 2013 describes important factors that could materially adversely affect our business, consolidated financial condition or results of operations or cause our operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-Q or presented elsewhere by management from time-to-time. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K, as amended, for the fiscal year ended December 29, 2013.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information
None
Item 6. Exhibits
(a) The following exhibits are filed as part of this report.

Exhibit No.
31.1	Chief Executive Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Carrols Restaurant Group, Inc.
31.2	Chief Financial Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Carrols Restaurant Group, Inc.
32.1	Chief Executive Officer’s Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Carrols Restaurant Group, Inc.
32.2	Chief Financial Officer’s Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Carrols Restaurant Group, Inc.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARROLS RESTAURANT GROUP, INC.

Date: May 7, 2014	/s/ Daniel T. Accordino
(Signature)
Daniel T. Accordino Chief Executive Officer

Date: May 7, 2014	/s/ Paul R. Flanders
(Signature)
Paul R. Flanders Vice President – Chief Financial Officer and Treasurer