Form 10-Q
period 2014-06-29
CARROLS RESTAURANT GROUP, INC.
filed 2014-08-06
CIK 809248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 4, 2014, Carrols Restaurant Group, Inc. had 35,222,997 shares of its common stock, $.01 par value, outstanding.

CARROLS RESTAURANT GROUP, INC.
FORM 10-Q
QUARTER ENDED JUNE 29, 2014

PART I—FINANCIAL INFORMATION
ITEM 1—INTERIM CONSOLIDATED FINANCIAL STATEMENTS
CARROLS RESTAURANT GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands of dollars, except share and per share amounts)
(Unaudited)

	June 29, 2014	December 29, 2013
ASSETS
Current assets:
Cash	$55,972	$8,302
Trade and other receivables	4,227	2,846
Inventories	5,844	6,494
Prepaid rent	2,414	2,332
Prepaid expenses and other current assets	3,861	2,874
Refundable income taxes	2,416	2,631
Deferred income taxes	3,232	3,196
Total current assets	77,966	28,675
Restricted cash (Note 5)	20,000	20,000
Property and equipment, net of accumulated depreciation of $198,058 and $188,492, respectively	151,578	152,175
Franchise rights, net of accumulated amortization of $80,892 and $78,818, respectively (Note 4)	88,546	90,168
Goodwill (Note 4)	8,162	8,162
Franchise agreements, at cost less accumulated amortization of $6,538 and $6,353, respectively	12,564	12,802
Favorable leases, net of accumulated amortization of $653 and $496, respectively (Note 4)	2,817	2,974
Deferred financing costs	3,849	4,344
Deferred income taxes	11,930	6,824
Other assets	3,271	3,357
Total assets	$380,683	$329,481
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt (Note 5)	$1,050	$1,147
Accounts payable	14,220	14,687
Accrued interest	2,155	2,140
Accrued payroll, related taxes and benefits	14,857	18,021
Accrued real estate taxes	3,759	4,945
Other liabilities	9,461	9,709
Total current liabilities	45,502	50,649
Long-term debt, net of current portion (Note 5)	156,738	158,189
Lease financing obligations	1,201	1,200
Deferred income—sale-leaseback of real estate	15,904	16,824
Accrued postretirement benefits	2,218	2,370
Unfavorable leases, net of accumulated amortization of $1,804 and $1,378, respectively (Note 4)	7,740	8,175
Other liabilities (Note 7)	15,623	14,870
Total liabilities	244,926	252,277
Commitments and contingencies (Note 8)
Stockholders’ equity (Note 12):
Preferred stock, par value $.01; authorized 20,000,000 shares, issued and outstanding—100 shares	—	—
Voting common stock, par value $.01; authorized—100,000,000 shares, issued—35,223,084 and 23,711,257 shares, respectively, and outstanding—34,689,708 and 23,048,334 shares, respectively	347	230
Additional paid-in capital	137,055	69,258
Retained earnings (accumulated deficit)	(2,206)	7,155
Accumulated other comprehensive income	702	702
Treasury stock, at cost	(141)	(141)
Total stockholders’ equity	135,757	77,204
Total liabilities and stockholders’ equity	$380,683	$329,481

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
THREE AND SIX MONTHS ENDED JUNE 29, 2014 AND JUNE 30, 2013
(In thousands of dollars, except share and per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Restaurant sales	$168,583	$173,518	$320,036	$329,657
Costs and expenses:
Cost of sales	50,088	52,870	93,437	101,501
Restaurant wages and related expenses	52,804	53,665	103,741	104,332
Restaurant rent expense	11,626	11,869	23,064	23,578
Other restaurant operating expenses	27,060	27,547	53,085	53,783
Advertising expense	7,284	7,926	13,827	15,020
General and administrative (including stock-based compensation expense of $291, $296, $587 and $597, respectively)	8,625	9,524	18,892	18,602
Depreciation and amortization	9,045	8,391	17,803	16,454
Impairment and other lease charges (Note 3)	429	2,198	1,049	2,828
Other expense (income) (Note 10)	25	—	25	(185)
Total operating expenses	166,986	173,990	324,923	335,913
Income (loss) from operations	1,597	(472)	(4,887)	(6,256)
Interest expense	4,694	4,711	9,397	9,422
Loss before income taxes	(3,097)	(5,183)	(14,284)	(15,678)
Benefit for income taxes (Note 6)	(1,165)	(1,687)	(4,923)	(6,983)
Net loss	$(1,932)	$(3,496)	$(9,361)	$(8,695)
Basic and diluted net loss per share (Note 11):	$(0.06)	$(0.15)	$(0.35)	$(0.38)
Shares used in computing net loss per share:
Basic and diluted weighted average common shares outstanding	30,766,524	22,899,092	26,959,024	22,883,993
Comprehensive loss, net of tax:
Net loss	$(1,932)	$(3,496)	$(9,361)	$(8,695)
Other comprehensive loss	—	—	—	(13)
Comprehensive loss	$(1,932)	$(3,496)	$(9,361)	$(8,708)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands of dollars, except share and per share amounts)
(Unaudited)

					Retained	Accumulated
				Additional	Earnings	Other		Total
	Common Stock		Preferred	Paid-In	(Accumulated	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Stock	Capital	Deficit)	Income	Stock	Equity
Balance at December 30, 2012	22,748,241	$227	$—	$68,056	$21,362	$669	$(141)	$90,173
Stock-based compensation	—	—	—	1,205	—	—	—	1,205
Vesting of non-vested shares and excess tax benefits	300,093	3	—	(3)	—	—	—	—
Distribution of Fiesta Restaurant Group's net assets	—	—	—	—	(688)	—	—	(688)
Net loss	—	—	—	—	(13,519)	—	—	(13,519)
Change in postretirement benefit obligations, net of tax of $30	—	—	—	—	—	33	—	33
Balance at December 29, 2013	23,048,334	230	—	69,258	7,155	702	(141)	77,204
Stock-based compensation	—	—	—	587	—	—	—	587
Vesting of non-vested shares and excess tax benefits	141,374	2	—	(2)	—	—	—	—
Public stock offering (Note 12)	11,500,000	115	—	67,212	—	—	—	67,327
Net loss	—	—	—	—	(9,361)	—	—	(9,361)
Balance at June 29, 2014	34,689,708	$347	$—	$137,055	$(2,206)	$702	$(141)	$135,757

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 29, 2014 AND JUNE 30, 2013
(In thousands of dollars)
(Unaudited)

	Six Months Ended
	June 29, 2014	June 30, 2013
Cash flows provided from operating activities:
Net loss	$(9,361)	$(8,695)
Adjustments to reconcile net loss to net cash provided from (used for) operating activities:
Loss on disposals of property and equipment	193	200
Stock-based compensation	587	597
Impairment and other lease charges	1,049	2,828
Depreciation and amortization	17,803	16,454
Amortization of deferred financing costs	502	501
Amortization of unearned income	(87)	(56)
Amortization of deferred gains from sale-leaseback transactions	(899)	(899)
Deferred income taxes	(5,142)	(6,970)
Change in refundable income taxes	177	—
Changes in other operating assets and liabilities	(6,683)	(1,306)
Net cash provided from (used for) operating activities	(1,861)	2,654
Cash flows used for investing activities:
Capital expenditures:
New restaurant development	(1,614)	(29)
Restaurant remodeling	(13,392)	(22,141)
Other restaurant capital expenditures	(2,723)	(4,032)
Corporate and restaurant information systems	(925)	(1,084)
Total capital expenditures	(18,654)	(27,286)
Acquisition of restaurants, net of cash acquired	(681)	—
Properties purchased for sale-leaseback	(3,412)	—
Proceeds from sale-leaseback transactions	5,455	—
Net cash used for investing activities	(17,292)	(27,286)
Cash flows provided from (used for) financing activities
Borrowings under senior credit facility	32,750	—
Repayments under senior credit facility	(32,750)	—
Proceeds from public stock offering, net of expenses	67,327	—
Principal payments on capital leases	(497)	(521)
Financing costs associated with issuance of debt	(7)	(8)
Net cash provided from (used for) financing activities	66,823	(529)
Net increase (decrease) in cash	47,670	(25,161)
Cash, beginning of period	8,302	38,290
Cash, end of period	$55,972	$13,129
Supplemental disclosures:
Interest paid on long-term debt	$8,827	$8,393
Interest paid on lease financing obligations	$51	$52
Accruals for capital expenditures	$2,236	$4,530
Income taxes paid, net	$41	$—
Non-cash assets acquired	$—	$861
Non-cash reduction of capital lease assets and obligation	$1,055	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars except share and per share amounts)

1. Basis of Presentation
Business Description. At June 29, 2014 Carrols Restaurant Group, Inc. ("Carrols Restaurant Group" or the "Company") operated, as franchisee, 560 restaurants under the trade name “Burger King ®” in 13 Northeastern, Midwestern and Southeastern states.
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
Fiscal Year. The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. The fiscal year ended December 29, 2013 contained 52 weeks. The three and six months ended June 29, 2014 and June 30, 2013 each contained thirteen and twenty-six weeks, respectively.
Basis of Presentation. The accompanying unaudited consolidated financial statements for the three and six months ended June 29, 2014 and June 30, 2013 have been prepared without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission and do not include certain of the information and the footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of such unaudited consolidated financial statements have been included. The results of operations for three and six months ended June 29, 2014 and June 30, 2013 are not necessarily indicative of the results to be expected for the full year.
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
Segment Information. Operating segments are components of an entity for which separate financial information is available and is regularly reviewed by the chief operating decision maker in order to allocate resources and assess performance. The Company's chief operating decision maker currently evaluates the Company's operations from a number of different operational perspectives; however, significant resource decisions, including capital expenditures, are made at an overall Company level. The Company derives all significant revenues from a single operating segment. Accordingly, the Company views the operating results for all of its Burger King restaurants as one reportable segment.
Fair Value of Financial Instruments. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. In determining fair value, the accounting standards establish a three level hierarchy for inputs used in measuring fair value as follows: Level 1 inputs are quoted prices in active markets for identical assets or liabilities; Level 2 inputs are observable for the asset or liability, either directly or indirectly, including quoted prices in active markets for similar assets or liabilities; and Level 3 inputs are unobservable and reflect our own assumptions. Financial instruments include cash, accounts receivable, accounts payable, and long-term debt. The carrying amounts of cash, accounts receivable and accounts payable approximate fair value because of the short-term nature of these financial instruments. The fair value of the Carrols Restaurant Group 11.25% Senior Secured Second Lien Notes due 2018 is based on a recent trading value, which is considered Level 2, and at June 29, 2014 was approximately $169.1 million.
Fair value measurements of non-financial assets and non-financial liabilities are primarily used in the impairment analysis of long-lived assets, goodwill and intangible assets. Long-lived assets and definite-lived intangible assets are measured at fair value on a nonrecurring basis using Level 3 inputs. As described in Note 3, the Company recorded long-lived asset impairment charges of $0.4 million and $0.6 million during the three and six months ended June 29, 2014, respectively, and $0.6 million and

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars except share and per share amounts)

$1.2 million during the three and six months ended June 30, 2013, respectively. Nominal value was given to the Level 3 assets measured at fair value associated with the impairment charges during the three and six months ended June 29, 2014. Goodwill is reviewed annually for impairment on the last day of the fiscal year, or more frequently, if impairment indicators arise.
Acquisitions. On May 30, 2012, the Company completed the acquisition of 278 of Burger King Corporation's ("BKC") company-owned Burger King® restaurants (the "2012 acquisition") located in Ohio, Indiana, Kentucky, Pennsylvania, North Carolina, South Carolina and Virginia (the "acquired BKC restaurants").
On April 30, 2014, the Company exercised its right of first refusal, assigned by BKC as part of the 2012 acquisition, and acquired four Burger King® restaurants for a cash purchase price of $0.7 million.
Subsequent Events. On June 30, 2014, the Company exercised its right of first refusal and purchased four Burger King® restaurants in the Pittsburgh, Pennsylvania market for a cash purchase price of approximately $2.6 million. On July 22, 2014, the Company completed the acquisition of 21 Burger King® restaurants located in or around Rochester, NY and in the Southern Tier region of Western New York State for a cash purchase price of approximately $8.5 million.
2. Stock-Based Compensation
Stock-based compensation expense in each of the three months ended June 29, 2014 and June 30, 2013 was $0.3 million and in each of the six months ended June 29, 2014 and June 30, 2013 was $0.6 million. As of June 29, 2014, the total unrecognized stock-based compensation expense relating to non-vested shares was approximately $2.2 million, which the Company expects to recognize over a remaining weighted average vesting period for non-vested shares of 2.1 years. The Company expects to record an additional $0.6 million as compensation expense for the remainder of 2014.
On June 12, 2014, the Company granted 14,048 non-vested shares to certain directors of the Company. These shares vest and become non-forfeitable 20% per year and are being expensed over their five year vesting period.
A summary of all non-vested shares activity for the six months ended June 29, 2014 was as follows:

	Shares	Weighted Average Grant Date Price
Non-vested at December 29, 2013	662,923	$7.35
Granted	14,048	7.12
Vested	(141,374)	10.50
Forfeited	(2,221)	10.06
Non-vested at June 29, 2014	533,376	$6.50
The fair value of the non-vested shares is based on the closing price on the date of grant, a Level 1 input. The weighted average grant date fair value for non-vested shares issued during the three months ended June 29, 2014 was $7.12.
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
 During the three months ended June 29, 2014, the Company recorded impairment charges of $0.4 million consisting of approximately $0.1 million of capital expenditures at previously impaired restaurants and $0.3 million related to initial impairment charges at three underperforming restaurants.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars except share and per share amounts)

During the six months ended June 29, 2014, the Company recorded other lease charges of $0.4 million and impairment charges of $0.6 million consisting of approximately $0.3 million of capital expenditures at previously impaired restaurants and approximately $0.3 million related to initial impairment charges for three underperforming restaurants.
The following table presents the activity in the closed-restaurant reserve for the six months ended June 29, 2014 and year ended December 29, 2013:

	Six Months Ended	Year Ended
	June 29, 2014	December 29, 2013
Balance, beginning of the period	$1,466	$—
Provisions for restaurant closures	414	1,616
Payments, net	(241)	(242)
Other adjustments, including the effect of discounting future obligations and changes in estimates	46	92
Balance, end of the period	$1,685	$1,466
4. Goodwill, Franchise Rights, Favorable and Unfavorable Leases
Goodwill. The Company is required to review goodwill for impairment annually, or more frequently, when events and circumstances indicate that the carrying amount may be impaired. If the determined fair value of goodwill is less than the related carrying amount, an impairment loss is recognized. The Company performs its annual impairment assessment as of the last day of its fiscal year and does not believe circumstances have changed since the last assessment date which would make it necessary to reassess its value. There were no goodwill additions or impairment losses during the three and six months ended June 29, 2014 or the year ended December 29, 2013.
Franchise Rights. Amounts allocated to franchise rights for each acquisition of Burger King restaurants are amortized using the straight-line method over the average remaining term of the acquired franchise agreements plus one twenty-year renewal period.
The Company assesses the potential impairment of franchise rights whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If an indicator of impairment exists, an estimate of the aggregate undiscounted cash flows from the acquired restaurants is compared to the respective carrying value of franchise rights for each acquisition. If an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value. No impairment charges were recorded related to the Company’s franchise rights during the three and six months ended June 29, 2014 or the year ended December 29, 2013.
Amortization expense related to franchise rights was $1.0 million and $1.1 million in three months ended June 29, 2014 and June 30, 2013, respectively, and $2.1 million in both the six months ended June 29, 2014 and June 30, 2013. The Company estimates the annual amortization expense to be $4.2 million in 2014, 2015 and 2016 and $4.1 million in 2017, 2018 and 2019.
Favorable and Unfavorable Leases. Amounts allocated to favorable and unfavorable leases are being amortized using the straight-line method over the remaining terms of the underlying lease agreements as a net reduction of restaurant rent expense.
The net reduction of rent expense related to the amortization of favorable and unfavorable leases for both the three months ended June 29, 2014 and June 30, 2013 was $0.1 million and was $0.3 million for both the six months ended June 29, 2014 and June 30, 2013. The Company expects the annual net reduction of rent expense from the amortization of favorable and unfavorable leases to be $0.5 million in 2014, 2015, and 2016 and $0.4 million in 2017, 2018 and 2019.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars except share and per share amounts)

5. Long-term Debt
Long-term debt at June 29, 2014 and December 29, 2013 consisted of the following:

	June 29, 2014	December 29, 2013
Collateralized:
Carrols Restaurant Group 11.25% Senior Secured Second Lien Notes	$150,000	$150,000
Senior Credit Facility - Revolving credit borrowings	—	—
Capital leases	7,788	9,336
	157,788	159,336
Less: current portion	(1,050)	(1,147)
	$156,738	$158,189
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
The indenture governing the Notes contains customary default provisions, including without limitation, a cross default provision pursuant to which it is an event of default under the Notes and the indenture if there is a default under any indebtedness of the Company having an outstanding principal amount of $15.0 million or more which results in the acceleration of such indebtedness prior to its stated maturity or is caused by a failure to pay principal when due. The Company was in compliance as of June 29, 2014 with the restrictive covenants of the indenture governing the Notes.
Senior Credit Facility. On May 30, 2012, the Company entered into a senior credit facility, which provides for aggregate revolving credit borrowings of up to $20.0 million (including $15.0 million available for letters of credit) maturing on May 30, 2017. The senior credit facility also provides for incremental borrowing increases of up to $25.0 million, in the aggregate. At June 29, 2014, there were no revolving credit borrowings outstanding under the senior credit facility.
Under the senior credit facility (all terms not otherwise defined herein are defined in the Company's senior credit facility), the Company has deposited $20.0 million in an account with the Administrative Agent as collateral for the senior credit facility

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars except share and per share amounts)

until the date on which its Adjusted Leverage Ratio is less than 6.00x for two consecutive fiscal quarters (the “Cash Collateral Release Date"). This amount is classified as restricted cash on the Company's consolidated balance sheet as of June 29, 2014.
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
The senior credit facility contains certain covenants, including without limitation, those limiting the Company’s and its subsidiaries' ability to, among other things, incur indebtedness, incur liens, sell or acquire assets or businesses, change the character of its business in all material respects, engage in transactions with related parties, make certain investments, make certain restricted payments or pay dividends. In addition, the senior credit facility requires the Company to meet certain financial ratios, including Fixed Charge Coverage Ratio and Adjusted Leverage Ratio (all as defined under the senior credit facility); provided, however that the Company is not required to be in compliance with such ratios so long as the senior credit facility is cash collateralized.
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
After reserving $7.6 million for letters of credit issued under the senior credit facility for workers’ compensation and other insurance policies, $12.4 million was available for revolving credit borrowings under the senior credit facility at June 29, 2014.
6. Income Taxes
The benefit for income taxes for the three and six months ended June 29, 2014 and June 30, 2013 was comprised of the following:

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Current	$187	$—	$219	$(13)
Deferred	(1,352)	(1,687)	(5,142)	(6,970)
	$(1,165)	$(1,687)	$(4,923)	$(6,983)
The benefit for income taxes for the three and six months ended June 29, 2014 was derived using an estimated effective annual income tax rate for 2014 of 33.9%, which excluded any discrete tax adjustments. The Company's estimated effective tax rate for 2014 does not consider the Work Opportunity Tax Credit which expired at the end of 2013. This credit will be reflected in the Company's estimated effective tax rate in the period that it is, if it is, re-enacted into law. Other discrete tax adjustments increased the benefit for income taxes by $0.1 million in both the three and six months ended June 29, 2014.
The benefit for income taxes for the three and six months ended June 30, 2013 was derived using an estimated effective annual income tax rate for 2013 of 40.6%, which excluded any discrete tax adjustments. In January 2013, the United States Congress

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars except share and per share amounts)

authorized, and the President signed into law, certain federal tax credits that were reflected in the Company's Federal tax return for 2012. However, since the law was enacted in 2013, the financial statement benefit of such credits totaling $1.0 million was recorded in the first quarter of 2013 and is included in the benefit for income taxes in the consolidated statement of operations and comprehensive loss for the six months ended June 30, 2013. Other discrete tax adjustments decreased the benefit for income taxes by $0.4 million  in both the three and six months ended June 30, 2013.
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
In evaluating the objective evidence provided by historical results, the Company considered (among other things) the past three years of cumulative losses, projected reversal of deferred tax liabilities, recent and prospective operating results, the ability to carry-back net operating losses generated through December 30, 2012 against taxable income reported in prior years, and that the first year of expiration of its net operating loss carryforwards is 2033. The Company also considered subjective evidence related to the forecast of expected operating results for the years over the carryforward period. Additionally, the deferred tax liabilities the Company has considered in the assessment of the realization of deferred tax assets will reverse in the carryforward period and same jurisdiction. While the Company’s performance for the six months ended June 29, 2014 did not meet previous projections, management has considered the financial results in the second quarter compared to the first quarter of 2014, as well as the accretive impact of closing underperforming restaurants and acquiring additional restaurants in 2014 and its forecast of their future performance. Based on the analysis of positive and negative evidence, the Company believed that there was enough positive evidence to overcome our cumulative loss position at June 29, 2014, and therefore no valuation allowance of its deferred tax assets of $15.2 million was necessary. In future periods, if the negative evidence outweighs the positive evidence, the Company would need to record a valuation allowance equal to the full amount of the net deferred tax asset balance at that time.
The Company will continue to monitor and evaluate the positive and negative evidence considered in arriving at the above conclusion, in order to assess whether such conclusion remains appropriate in future periods.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of June 29, 2014 and December 29, 2013, the Company had no unrecognized tax benefits and no accrued interest related to uncertain tax positions.
The tax year 2013 remains open to examination by the major taxing jurisdictions to which the Company is subject. Although it is not reasonably possible to estimate the amount by which unrecognized tax benefits may increase within the next twelve months due to the uncertainties regarding the timing of any examinations, the Company does not expect unrecognized tax benefits to significantly change in the next twelve months.
7. Other Liabilities, Long-Term
Other liabilities, long-term, at June 29, 2014 and December 29, 2013 consisted of the following:

	June 29, 2014	December 29, 2013
Accrued occupancy costs	$8,382	$7,793
Accrued workers’ compensation and general liability claims	2,880	2,272
Deferred compensation	457	353
Long-term obligation to BKC for right of first refusal	1,308	1,672
Other	2,596	2,780
	$15,623	$14,870
Accrued occupancy costs above include long-term obligations pertaining to closed restaurant locations, contingent rent, and accruals to expense operating lease rental payments on a straight-line basis over the lease term.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars except share and per share amounts)

8. Commitments and Contingencies
Lease Guarantees. Fiesta Restaurant Group, Inc. ("Fiesta"), a former wholly-owned subsidiary of the Company, was spun-off in 2012 to the Company's stockholders. As of June 29, 2014, the Company is a guarantor under 35 Fiesta restaurant property leases, with lease terms expiring on various dates through 2030, and is the primary lessee on five Fiesta restaurant property leases, which it subleases to Fiesta. The Company is fully liable for all obligations under the terms of the leases in the event that Fiesta fails to pay any sums due under the lease, subject to indemnification provisions of the Separation and Distribution Agreement entered into in connection with the spin-off of Fiesta.
The maximum potential amount of future undiscounted rental payments the Company could be required to make under these leases at June 29, 2014 was $45.6 million. The obligations under these leases will generally continue to decrease over time as these operating leases expire. No payments related to these guarantees have been made by the Company to date and none are expected to be required to be made in the future. The Company has not recorded a liability for these guarantees in accordance with ASC 460 - Guarantees as Fiesta has indemnified the Company for all such obligations and the Company did not believe it was probable it would be required to perform under any of the guarantees or direct obligations.
Litigation. The Company is a party to various litigation matters that arise in the ordinary course of business. The Company does not believe that the outcome of any of these matters will have a material adverse effect on its consolidated financial statements.
9. Transactions with Related Parties
In 2012 the Company issued to BKC 100 shares of Series A Convertible Preferred Stock which is convertible into 9,414,580 shares, or 28.9% of the outstanding shares of common stock calculated on the date of the closing of the 2012 acquisition on a fully diluted basis. As a result of the 2012 acquisition, BKC has two representatives on the Company's board of directors.
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
In addition to the initial franchise fee, the Company generally pays BKC a monthly royalty at a rate of 4.5% of sales. Royalty expense was $7.1 million and $7.3 million in the three months ended June 29, 2014 and June 30, 2013, respectively, and $13.4 million and $13.6 million in the six months ended June 29, 2014 and June 30, 2013, respectively.
The Company is also generally required to contribute 4% of restaurant sales from our Burger King restaurants to an advertising fund utilized by BKC for its advertising, promotional programs and public relations activities, and additional amounts for participation in local advertising campaigns in markets that approve such additional spending. Advertising expense associated with these expenditures was $7.1 million and $7.8 million in the three months ended June 29, 2014 and June 30, 2013, respectively and $13.5 million and $14.7 million in the six months ended June 29, 2014 and June 30, 2013, respectively.
As of June 29, 2014, the Company leased 291 of its restaurant locations from BKC and for 194 of these locations the terms and conditions of the lease with BKC are identical to those between BKC and the third-party lessor. Aggregate rent under all BKC leases for the three months ended June 29, 2014 and June 30, 2013 was $6.5 million and $6.8 million, respectively, and $12.9 million and $13.4 million in the six months ended June 29, 2014 and June 30, 2013, respectively. The Company believes the lease terms for all of its leases with BKC are commercially reasonable and are on an arms-length basis.
As of June 29, 2014, the Company owed BKC $2.0 million associated with the assignment of its right of first refusal in 2012 and $3.9 million related to the monthly payment of advertising, royalties and rent.
10. Other Income
In the six months ended June 30, 2013, the Company recorded a gain of $0.2 million related to business interruption insurance recoveries from a fire at a restaurant.
11. Net Loss per Share
The Company applies the two-class method to calculate and present net loss per share. The Company's non-vested share awards and Series A Convertible Preferred Stock issued to BKC contain non-forfeitable rights to dividends and are considered participating securities for purposes of computing net loss per share pursuant to the two-class method. Under the two-class method,

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars except share and per share amounts)

net earnings are reduced by the amount of dividends declared (whether paid or unpaid) and the remaining undistributed earnings are then allocated to common stock and participating securities, based on their respective rights to receive dividends. However, as the Company has incurred net losses for the three and six months ended June 29, 2014 and June 30, 2013, and as those losses are not allocated to the participating securities under the two-class method, such method is not applicable for the aforementioned reporting periods.
Basic net loss per share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding for the reporting period. Diluted net loss per share reflects additional shares of common stock outstanding, where applicable, calculated using the treasury stock method or the two-class method.
The following table sets forth the calculation of basic and diluted net loss per share:

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Basic and diluted net loss per share:
Net loss	$(1,932)	$(3,496)	$(9,361)	$(8,695)
Basic and diluted weighted average common shares outstanding	30,766,524	22,899,092	26,959,024	22,883,993
Basic and diluted net loss per share	$(0.06)	$(0.15)	$(0.35)	$(0.38)
Common shares excluded from diluted net loss per share computation (1)	9,947,956	10,188,058	9,947,956	10,188,058

(1)	Shares subject to preferred stock and non-vested shares were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive.
12. Public Offering
On April 30, 2014, the Company completed an underwritten public offering of 10.0 million shares of common stock at a price of $6.20 per share (the "Public Offering"). The Company also issued and sold an additional 1.5 million shares of common stock pursuant to the underwriters exercise of the option to purchase additional shares at the same terms and conditions as offered in the Public Offering, for a total share issuance of 11.5 million shares. All shares were issued and sold by the Company and the net proceeds received were approximately $67.3 million in the aggregate after deducting underwriting discounts and commissions and offering expenses.
The Company is using the net proceeds of the Public Offering to accelerate the remodeling of the Company's restaurants to Burger King Corporation's 20/20 restaurant image, to acquire additional franchised Burger King restaurants, and, to a lesser extent, develop new restaurants and for other general corporate purposes.
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
We use a 52-53 week fiscal year ending on the Sunday closest to December 31. The fiscal year ended December 29, 2013 contained 52 weeks and the three and six months ended June 29, 2014 and June 30, 2013 each contained thirteen and twenty-six weeks, respectively.
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
Operating Results from Operations—an analysis of our results of operations for the three and six months ended June 29, 2014 compared to the three and six months ended June 30, 2013 including a review of material items and known trends and uncertainties.
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
Company Overview
We are one of the largest restaurant companies in the United States and have been operating restaurants for more than 50 years. We are the largest Burger King ® franchisee in the world and have operated Burger King restaurants since 1976. As of June 29, 2014, we operated 560 Burger King restaurants in 13 states. On May 30, 2012, we acquired 278 restaurants from Burger King Corporation ("BKC"), which we refer to as the "acquired BKC restaurants". As of June 29, 2014 we were operating 266 of such acquired restaurants. All of our other Burger King restaurants are referred to as our "legacy restaurants". Sales from our acquired BKC restaurants are included in changes in our comparable restaurant sales beginning in June 2013.
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

•
EBITDA, Adjusted EBITDA and Restaurant-Level EBITDA. EBITDA, Adjusted EBITDA and Restaurant-Level EBITDA are non-GAAP financial measures. EBITDA represents net income (loss) from operations, before benefit for income taxes, interest expense and depreciation and amortization. Adjusted EBITDA represents EBITDA as adjusted to exclude impairment and other lease charges, EEOC litigation and settlement costs and stock compensation expense. Restaurant-Level EBITDA represents income (loss) from operations before general and administrative expenses, depreciation and amortization, impairment and other lease charges and other income and expense.

We are presenting Adjusted EBITDA and Restaurant-Level EBITDA because we believe that they provide a more meaningful comparison than EBITDA of our core business operating results, as well as with those of other similar companies. Additionally, we present Restaurant-Level EBITDA because it excludes the impact of general and administrative expenses and other income and expense which are not directly related to restaurant operations. Management believes that Adjusted EBITDA and Restaurant-Level EBITDA, when viewed with our results of operations in accordance with GAAP and the accompanying reconciliations on page 23, provide useful information about operating performance and period-over-period growth, and provide additional information that is useful for evaluating the operating performance of our core business without regard to potential distortions. Additionally, management believes that Adjusted EBITDA and Restaurant-Level EBITDA permit investors to gain an understanding of the factors and trends affecting our ongoing cash earnings, from which capital investments are made and debt is serviced.
However, EBITDA, Adjusted EBITDA and Restaurant-Level EBITDA are not measures of financial performance or liquidity under GAAP and, accordingly, should not be considered as alternatives to net loss, income (loss) from operations or cash flow from operating activities as indicators of operating performance or liquidity. Also, these measures may not be comparable to similarly titled captions of other companies. For a reconciliation between net loss and EBITDA and Adjusted EBITDA and between Restaurant-Level EBITDA and income (loss) from operations see page 23.
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

•
Impairment and other lease charges are determined through our assessment of the recoverability of property and equipment and intangible assets by determining whether the carrying value of these assets can be recovered over their respective remaining lives through undiscounted future operating cash flows. A potential impairment charge is evaluated whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable. Lease charges are recorded for our obligations under the related leases for closed locations net of estimated sublease recoveries. At June 29, 2014, there are $1.7 million of lease charges accrued for closed restaurant locations.

•
Interest expense consists primarily of interest expense associated with our 11.25% Senior Secured Second Lien Notes due 2018 (the "Notes"), amortization of deferred financing costs and revolving credit borrowings under our senior secured credit facility.

Recent and Future Events Affecting our Results of Operations
Public Equity Offering
On April 30, 2014, we completed an underwritten public offering of 10.0 million shares of our common stock at a price of $6.20 per share (the "Public Offering"). We also issued and sold an additional 1.5 million shares of our common stock pursuant to the underwriters’ exercise of their option to purchase additional shares at the same terms and conditions as offered in the Public Offering, for a total share issuance of 11.5 million shares. All shares were issued and sold by us and our net proceeds were approximately $67.3 million after deducting underwriting discounts and commissions and offering expenses.
We are using the net proceeds of the Public Offering to accelerate the remodeling of our restaurants to BKC's 20/20 restaurant image, to acquire additional franchised Burger King restaurants, to a lesser extent to develop new Burger King restaurants and for other general corporate purposes. A shelf registration statement (including a prospectus) relating to these securities was filed by us with the Securities and Exchange Commission (“SEC”) and was declared effective by the SEC on April 9, 2014.
Acquisition of Burger King Restaurants
On May 30, 2012, we acquired 278 restaurants from BKC including BKC’s assignment of its right of first refusal ("ROFR") on franchisee restaurant transfers in 20 states. We also agreed to remodel or otherwise upgrade 455 Burger King restaurant locations to BKC’s 20/20 restaurant image by 2015. As of June 29, 2014, we had completed remodeling a total of 229 restaurants to the 20/20 restaurant image, including 28 completed in 2014. We currently anticipate remodeling an additional 75 to 80 restaurants in 2014.
We exercised our ROFR and acquired four Burger King® restaurants located in Fort Wayne, Indiana on April 30, 2014 for a cash purchase price of $0.7 million. In the third quarter we exercised our ROFR on June 30, 2014 and acquired four Burger King® restaurants in the Pittsburgh, Pennsylvania market for a cash purchase price of $2.6 million. Additionally, on July 22, 2014, we acquired 21 Burger King® restaurants located in the Rochester, NY market and the Southern Tier region of Western New York State for a cash purchase price of $8.5 million.
Future Restaurant Closures
We evaluate the performance of our restaurants on an ongoing basis including an assessment of the current and future operating results of the restaurant in relation to its cash flow and future occupancy costs, and with regard to franchise agreement renewals, the cost of required capital improvements. We may elect to close restaurants based on these evaluations.
In 2013, we closed eleven restaurants including one restaurant relocated within its market area and four underperforming restaurants prior to the expiration of their contractual lease term. In the first six months of 2014 we have closed nine restaurants, including one restaurant which we relocated within its existing market. During the six months ended June 29, 2014, we recorded other lease charges of $0.4 million. We may incur lease charges in the future from additional closures of underperforming restaurants.
We currently anticipate that we will close a total of 15 to 20 restaurants in 2014, excluding any restaurants relocated within their market area. Our determination of whether to close restaurants in the future is subject to further evaluation and may change.
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
In evaluating the objective evidence provided by historical results, we considered (among other things) the past three years of cumulative losses, projected reversals of deferred tax liabilities, recent improvements in operating results, the ability to carry-back net operating losses generated through December 30, 2012 against taxable income reported in prior years, and that the first year of expiration of our net operating loss carryforwards is 2033. We also considered subjective evidence related to the forecast of expected operating results for the years over the carryforward period. Additionally, the deferred tax liabilities we have considered in the assessment of the realization of deferred tax assets will reverse in the carryforward period and same jurisdiction. While our financial results for the six months ended June 29, 2014 did not meet our previous projections, we have considered our financial results in the second quarter compared to the first quarter of 2014, as well as the accretive impact of closing underperforming restaurants and acquiring additional restaurants in 2014 and our forecast of their future performance. Based on the analysis of positive and negative evidence, we believed that there was enough positive evidence to overcome our cumulative loss position at June 29, 2014, and therefore no valuation allowance of our deferred tax assets of $15.2 million was necessary. In future periods, if the negative evidence outweighs the positive evidence, we would need to record a valuation allowance equal to the full amount of the net deferred tax asset balance at that time.
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

Results of Operations
Three Months Ended June 29, 2014 Compared to Three Months Ended June 30, 2013
The following table sets forth, for the three months ended June 29, 2014 and June 30, 2013, selected operating results from operations as a percentage of restaurant sales for all of our restaurants, our legacy restaurants and the acquired BKC restaurants:

	Three Months Ended
	June 29, 2014	June 30, 2013
Costs and expenses (all restaurants):
Cost of sales	29.7%	30.5%
Restaurant wages and related expenses	31.3%	30.9%
Restaurant rent expense	6.9%	6.8%
Other restaurant operating expenses	16.1%	15.9%
Advertising expense	4.3%	4.6%
General and administrative	5.1%	5.5%

Costs and expenses (legacy restaurants):
Cost of sales	29.5%	29.8%
Restaurant wages and related expenses	31.0%	29.9%
Restaurant rent expense	6.0%	6.0%
Other restaurant operating expenses	15.1%	14.8%
Advertising expense	4.1%	4.4%

Costs and expenses (acquired BKC restaurants):
Cost of sales	29.9%	31.3%
Restaurant wages and related expenses	31.8%	32.1%
Restaurant rent expense	8.0%	7.8%
Other restaurant operating expenses	17.2%	17.2%
Advertising expense	4.6%	4.8%
Since the beginning of the second quarter of 2013, we opened three new restaurants, including two restaurants relocated within their market areas, and acquired five restaurants. During the same period we closed seventeen restaurants, excluding the relocated restaurants.
Restaurant Sales. Total restaurant sales in the second quarter of 2014 decreased to $168.6 million from $173.5 million in the second quarter of 2013. Comparable restaurant sales in the second quarter of 2014 decreased 2.0% due to lower customer traffic of 6.3%, which was partially offset by an increase in average check. The effect of menu price increases in the second quarter of 2014 was 1.5%. Comparable restaurant sales for our legacy restaurants decreased 1.4% due to a decrease in customer traffic of 5.7%, partially offset by an increase in average check. Comparable restaurant sales at our acquired BKC restaurants decreased 2.7% due to a decrease in customer traffic of 7.0% partially offset by an increase in average check due primarily to menu price increases. In addition, total sales decreased in the second quarter of 2014 compared the second quarter of 2013 due also to a net of eleven fewer restaurants in operation since the beginning of the second quarter of 2013.
Operating Costs and Expenses (percentages stated as a percentage of restaurant sales for the restaurants being discussed). Cost of sales decreased to 29.7% in the second quarter of 2014 from 30.5% in the second quarter of 2013. Cost of sales at our legacy restaurants decreased to 29.5% in the second quarter of 2014 from 29.8% in the second quarter of 2013 due primarily to higher vendor rebates (0.3%), the effect of menu price increases (0.5%), and a favorable sales mix substantially offset by higher beef commodity costs (0.8%). Cost of sales at our acquired BKC restaurants decreased to 29.9% in the second quarter of 2014 from 31.3% in the second quarter of 2013 due primarily to the improvement in restaurant-level food and cash controls (0.9%) in addition to the factors affecting our legacy restaurants.
Restaurant wages and related expenses increased to 31.3% in the second quarter of 2014 from 30.9% in the second quarter of 2013 due to the effect of lower sales volumes on fixed labor costs and higher medical insurance claims (0.4%), offset in part by lower workers compensation claims (0.3%). Restaurant wages and related expenses for our acquired BKC restaurants decreased to 31.8% in the second quarter of 2014 from 32.1% in the second quarter of 2013 due in part to improved labor efficiencies.
Other restaurant operating expenses increased to 16.1% in the second quarter of 2014 from 15.9% in the second quarter of 2013 due primarily to higher general liability insurance claims (0.3%) and the effect of lower sales volumes on fixed operating costs.
Advertising expense decreased to 4.3% in the second quarter of 2014 from 4.6% in the second quarter of 2013 due primarily to lower spending for local advertising in certain markets.
Restaurant rent expense increased to 6.9% in the second quarter of 2014 from 6.8% in the second quarter of 2013 due primarily to the effect of lower sales volumes on fixed rental costs.
Restaurant-Level EBITDA. As a result of the factors above, Restaurant-Level EBITDA was $19.7 million in the second quarter of 2014 compared to $19.6 million in the second quarter of 2013. For a reconciliation between Restaurant-Level EBITDA and income (loss) from operations see page 23.
General and Administrative Expenses. General and administrative expenses decreased $0.9 million in the second quarter of 2014 to $8.6 million and, as a percentage of total restaurant sales, decreased to 5.1% compared to 5.5% in the second quarter of 2013 due primarily to a decrease in administrative bonus accruals of $1.3 million and lower field training costs. This was partially offset by a $1.1 million decrease in payments from Fiesta Restaurant Group, Inc. ("Fiesta") in the second quarter of 2013 for transitional services. These services ended in the fourth quarter of 2013.
Adjusted EBITDA. As a result of the factors above, Adjusted EBITDA increased 9.1% to $11.4 million in the second quarter of 2014 from $10.4 million in the second quarter of 2013. For a reconciliation between net loss and EBITDA and Adjusted EBITDA see page 23.
Depreciation and Amortization Expense. Depreciation and amortization expense increased to $9.0 million in the second quarter of 2014 from $8.4 million in the second quarter of 2013 due primarily to our remodeling initiatives in 2013 and 2014.
Impairment and Other Lease Charges. Impairment and other lease charges were $0.4 million in the second quarter of 2014 and were comprised of initial impairment charges of $0.3 million associated with three underperforming restaurants in the second quarter of 2014 and $0.1 million of impairment charges for capital expenditures at previously impaired restaurants.
Interest Expense. Interest expense was $4.7 million in the second quarter of both 2014 and 2013. The weighted average interest rate on our long-term debt, excluding lease financing obligations, was 11.22% in the second quarter of 2014 and 11.25% in the second quarter of 2013.
Benefit for Income Taxes. The benefit for income taxes for the second quarter of 2014 was derived using an estimated effective annual income tax rate for 2014 of 33.9%, which excluded any discrete tax adjustments. Our estimated effective tax rate for 2014 does not consider the Work Opportunity Tax Credit which expired at the end of 2013. This credit will be reflected in our estimated effective tax rate in the period if and when re-enacted into law. Discrete tax adjustments increased the benefit for income taxes in the second quarter of 2014 by $0.1 million.
The benefit for income taxes for the second quarter of 2013 was derived using an estimated effective annual income tax rate for 2013 of 40.6%, which excluded discrete tax adjustments. Discrete tax adjustments decreased the benefit for income taxes in the second quarter of 2013 by $0.4 million.
Net Loss. As a result of the above, net loss for the second quarter of 2014 was $1.9 million, or $0.06 per diluted share, compared to a net loss in the second quarter of 2013 of $3.5 million, or $0.15 per diluted share.

Six Months Ended June 29, 2014 Compared to Six Months Ended June 30, 2013
The following table sets forth, for the six months ended June 29, 2014 and June 30, 2013, selected operating results from continuing operations as a percentage of restaurant sales for all of our restaurants, our legacy restaurants and the acquired BKC restaurants:

	Six Months Ended
	June 29, 2014	June 30, 2013
Costs and expenses (all restaurants):
Cost of sales	29.2%	30.8%
Restaurant wages and related expenses	32.4%	31.6%
Restaurant rent expense	7.2%	7.2%
Other restaurant operating expenses	16.6%	16.3%
Advertising expense	4.3%	4.6%
General and administrative	5.9%	5.6%

Costs and expenses (legacy restaurants):
Cost of sales	29.0%	29.7%
Restaurant wages and related expenses	32.1%	30.9%
Restaurant rent expense	6.4%	6.4%
Other restaurant operating expenses	15.7%	15.2%
Advertising expense	4.1%	4.3%

Costs and expenses (acquired BKC restaurants):
Cost of sales	29.4%	32.1%
Restaurant wages and related expenses	32.9%	32.6%
Restaurant rent expense	8.3%	8.1%
Other restaurant operating expenses	17.7%	17.6%
Advertising expense	4.6%	4.8%
Since the beginning of 2013 we opened three new restaurants, including two restaurants relocated within their market areas, and acquired five restaurants. During the same period we closed eighteen restaurants, excluding the relocated restaurants.
Restaurant Sales. Restaurant sales in the first six months of 2014 decreased 2.9% to $320.0 million from $329.7 million in the first six months of 2013. Comparable restaurant sales in the first six months of 2014 decreased 2.2% due to lower customer traffic of 6.3%, which included the negative impact of the severe weather in the first quarter of 2014 in most of our markets. The effect of menu price increases in the first six months of 2014 was 2.2%.
Comparable restaurant sales for our legacy restaurants decreased 1.6% in the first six months of 2014 due to a decrease in customer traffic of 5.3%, partially offset by an increase in average check due to menu price increases and a favorable sales mix. Comparable restaurant sales at our acquired BKC restaurants decreased 3.0% due to a decrease in customer traffic of 7.5% partially offset by an increase in average check due primarily to menu price increases. Total sales also decreased in the first six months of 2014 due to a net of twelve fewer restaurants in operation since the beginning of 2013.
Operating Costs and Expenses (percentages stated as a percentage of restaurant sales for the restaurants being discussed). Cost of sales decreased to 29.2% in the first six months of 2014 from 30.8% in the first six months of 2013. Cost of sales at our legacy restaurants decreased to 29.0% in the first six months of 2014 from 29.7% in the first six months of 2013 due primarily to the effect of menu price increases and a favorable sales mix, partially offset by higher commodity costs (0.5%) including beef. Cost of sales for our acquired BKC restaurants decreased to 29.4% for the first six months of 2014 from 32.1% in the first six months of 2013 due primarily to the improvement in restaurant-level food and cash controls (1.0%), the effect of menu price increases and higher vendor rebates.
Restaurant wages and related expenses increased to 32.4% in the first six months of 2014 from 31.6% in the first six months of 2013 due to the effect of lower sales volumes on fixed labor costs and higher medical insurance claims (0.3%). The percentage increase of restaurant wages and related expenses due to lower sales was lower at our acquired BKC restaurants in the first six months of 2014 compared to our legacy restaurants due to improved labor efficiencies.

Other restaurant operating expenses increased to 16.6% in the first six months of 2014 from 16.3% in the first six months of 2013 due primarily to higher utility costs (0.2%) and the effect of lower sales volumes on fixed operating costs.
Advertising expense decreased to 4.3% in the first six months of 2014 from 4.6% in the first six months of 2013 due primarily to lower spending for additional local advertising in certain markets. For all of 2014, we anticipate advertising expense for all restaurants to range between 4.1% and 4.3% of restaurant sales.
Restaurant rent expense was 7.2% the first six months of 2014 and 2013 as the effect of lower sales volumes on fixed rental costs was offset by the closure of underperforming restaurant locations. Rent expense associated with the acquired BKC restaurants was 8.3% in the first six months of 2014 compared to 6.4% for our legacy restaurants in the first six months of 2014 due to lower sales volumes at the acquired BKC restaurants.
Restaurant-Level EBITDA. As a result of the factors above, Restaurant-Level EBITDA was $32.9 million in the first six months of 2014 compared to $31.4 million in the first six months of 2013. For a reconciliation between Restaurant-Level EBITDA and income (loss) from operations see page 23.
General and Administrative Expenses. General and administrative expenses increased $0.3 million in the first six months of 2014 to $18.9 million and, as a percentage of total restaurant sales, increased to 5.9% from 5.6%. The increase in general and administrative expenses was due primarily to a $2.4 million decrease in payments from Fiesta in the first six months of 2013 for transitional services which ended in the fourth quarter of 2013. This was substantially offset by lower administrative bonus accruals of $1.5 million and lower field training costs.
Adjusted EBITDA. As a result of the factors above Adjusted EBITDA increased 6.2% to $14.6 million in the first six months of 2014 from $13.7 million in the first six months of 2013. For a reconciliation between net loss and EBITDA and Adjusted EBITDA see page 23.
Depreciation and Amortization. Depreciation and amortization expense increased to $17.8 million in the first six months of 2014 from $16.5 million in the first six months of 2013 due primarily to our restaurant remodeling initiatives in 2013 and 2014.
Impairment and Other Lease Charges. Impairment and other lease charges were $1.0 million in the first six months of 2014 and were comprised of $0.4 million of estimated future rent payments and other lease related charges due to the closure of one underperforming restaurant, $0.3 million of initial impairment charges associated with three underperforming restaurants and $0.3 million of impairment charges associated with capital expenditures at previously impaired restaurants.
Interest Expense. Total interest expense was $9.4 million in both the first six months of 2014 and the first six months of 2013. The weighted average interest rate on our long-term debt, excluding lease financing obligations, decreased to 11.21% in the first six months of 2014 compared to 11.25% in the first six months of 2013.
Benefit for Income Taxes. The benefit for income taxes for the first six months of 2014 was derived using an estimated effective annual income tax rate for all of 2014 of 33.9%, which excluded any discrete tax adjustments. Discrete tax adjustments increased the benefit for income taxes in the first six months of 2014 by $0.1 million.
The benefit for income taxes for first six months of 2013 was derived using an estimated effective annual income tax rate for 2013 of 40.6%, which excluded discrete tax adjustments. In January 2013, the United States Congress authorized, and the President signed into law, certain federal tax credits that were reflected in our Federal tax return for 2012. However, since the law was enacted in 2013, the financial statement benefit of such credits totaling $1.0 million was recorded in the first quarter of 2013 and is included in the benefit for income taxes for the first six months of 2013. We also had other discrete tax adjustments which decreased the benefit for income taxes by $0.4 million in the first six months of 2013.
Net Loss. As a result of the foregoing, net loss for the first six months of 2014 was $9.4 million, or $0.35 per diluted share, compared to a net loss in the first six months of 2013 of $8.7 million, or $0.38 per diluted share.

Reconciliations of EBITDA and Adjusted EBITDA to net loss and Restaurant-Level EBITDA to income (loss) from operations are as follows:

	Three Months Ended		Six Months Ended
Reconciliation of EBITDA and Adjusted EBITDA:	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Net loss	$(1,932)	$(3,496)	$(9,361)	$(8,695)
Benefit for income taxes	(1,165)	(1,687)	(4,923)	(6,983)
Interest expense	4,694	4,711	9,397	9,422
Depreciation and amortization	9,045	8,391	17,803	16,454
EBITDA	10,642	7,919	12,916	10,198
Impairment and other lease charges	429	2,198	1,049	2,828
EEOC Litigation and settlement costs	—	—	—	85
Stock-based compensation expense	291	296	587	597
Adjusted EBITDA	$11,362	$10,413	$14,552	$13,708

Reconciliation of Restaurant-Level EBITDA:
Restaurant-Level EBITDA	$19,721	$19,641	$32,882	$31,443
Less:
General and administrative expenses	8,625	9,524	18,892	18,602
Depreciation and amortization	9,045	8,391	17,803	16,454
Impairment and other lease charges	429	2,198	1,049	2,828
Other expense (income)	25	—	25	(185)
Income (loss) from operations	$1,597	$(472)	$(4,887)	$(6,256)
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
On April 30, 2014, we completed a Public Offering of 10.0 million shares of our common stock at a price of $6.20 per share. We also issued an additional 1.5 million shares of our common stock pursuant to the underwriters’ exercise of their option to purchase additional shares at the same terms and conditions as offered in the Public Offering, for a total share issuance of 11.5 million shares. All shares were issued and sold by us and the net proceeds were approximately $67.3 million in the aggregate after deducting underwriting discounts and commissions and offering expenses.
Interest payments under our debt obligations, capital expenditures, including our commitment to BKC to remodel restaurants, payments of royalties and advertising to BKC and payments related to our lease obligations represent significant liquidity requirements for us. We believe net proceeds from the issuance of our common stock in the Public Offering, cash generated from our operations, and availability of revolving credit borrowings under our senior credit facility will provide sufficient cash availability to cover our anticipated working capital needs, capital expenditures and debt service requirements for the next twelve months.
Operating Activities. Net cash used for operating activities in the first six months of 2014 was $1.9 million, a decrease of $4.5 million from cash provided from operating activities of $2.7 million in the first six months of 2013. The decrease was due primarily to a decrease in cash from changes in the components of net working capital of $5.2 million.
Investing Activities. Net cash used for investing activities in the first six months of 2014 and 2013 was $17.3 million and $27.3 million, respectively. On April 30, 2014, we exercised the right of first refusal assigned to us by BKC and acquired four Burger King® restaurants in Fort Wayne, Indiana for a cash purchase price of $0.7 million. In the third quarter on June 30, 2014, we exercised our right of first refusal and purchased four Burger King® restaurants in the Pittsburgh, Pennsylvania market for a cash purchase price of approximately $2.6 million. On July 22, 2014, we completed the acquisition of 21 Burger King® restaurants located in the Rochester, NY market and in the Southern Tier region of Western New York State in a negotiated transaction for a cash purchase price of approximately $8.5 million.
Capital expenditures are a large component of our investing activities and include: (1) new restaurant development, which may include the purchase of real estate; (2) restaurant remodeling, which includes the renovation or rebuilding of the interior and exterior of our existing restaurants, including expenditures associated with our commitment to BKC to remodel restaurants to the 20/20 image and franchise agreement renewals; (3) other restaurant capital expenditures, which include capital maintenance expenditures for the ongoing reinvestment and enhancement of our restaurants including expenditures to support BKC’s ongoing menu enhancement initiatives; (4) the acquisition of Burger King® restaurants and (5) corporate and restaurant information systems, including expenditures for our point-of-sale systems for our restaurants.
The following table sets forth our capital expenditures for the periods presented (in thousands):

Six Months Ended June 29, 2014
New restaurant development	$1,614
Restaurant remodeling	13,392
Other restaurant capital expenditures (1)	2,723
Corporate and restaurant information systems	925
Total capital expenditures	$18,654
Number of new restaurant openings (2)	1
Six Months Ended June 30, 2013
New restaurant development	$29
Restaurant remodeling	22,141
Other restaurant capital expenditures (1)	4,032
Corporate and restaurant information systems	1,084
Total capital expenditures	$27,286
Number of new restaurant openings	—
 _____________

1)
Excludes restaurant repair and maintenance expenses included in other restaurant operating expenses in our consolidated financial statements. For the six months ended June 29, 2014 and June 30, 2013, total restaurant repair and maintenance expenses were approximately $8.7 million and $9.1 million, respectively.

2)	Represents a restaurant which was relocated within the same market area under a new franchise agreement.
In 2014, we anticipate that total capital expenditures will range from $51 million to $54 million, although the actual amount of capital expenditures may differ from these estimates. Capital expenditures in 2014 are expected to include approximately $38 million to $40 million for remodeling a total of 100 to 110 restaurants in 2014 to the BKC 20/20 image standard, $4 million to scrape and rebuild three restaurants and capital restaurant maintenance expenditures of approximately $6 million.
Investing activities in 2014 included $3.4 million for purchases of properties for future sale-leaseback and proceeds from sale-leaseback transactions of $5.5 million. The net proceeds from a sale-leaseback transaction in the first quarter was used to reduce outstanding borrowings under our senior credit facility and the net proceeds from sale-leaseback transactions in the second quarter were used to fund ongoing restaurant remodeling initiatives.
Financing Activities. Net cash provided by financing activities in the first six months of 2014 was $66.8 million, primarily from a Public Offering of our common stock completed in the second quarter which generated net cash proceeds of $67.3 million, net of related expenses. Net cash used in financing activities in the first six months of 2013 was $0.5 million which was related to principal payments on capital leases.
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
The indenture governing the Notes contains customary default provisions, including without limitation, a cross default provision pursuant to which it is an event of default under the Notes and the indenture governing the Notes if there is a default under any of our indebtedness having an outstanding principal amount of $15.0 million or more which results in the acceleration of such indebtedness prior to its stated maturity or is caused by a failure to pay principal when due. We were in compliance as of June 29, 2014 with the restrictive covenants of the indenture governing the Notes.
Senior Credit Facility. On May 30, 2012, we entered into a senior credit facility, which provides for aggregate revolving credit borrowings of up to $20.0 million (including $15.0 million available for letters of credit) maturing on May 30, 2017. The senior credit facility also provides for incremental borrowing increases of up to $25.0 million, in the aggregate.
Under the senior credit facility (all terms not otherwise defined herein are defined in our senior credit facility), we have deposited $20.0 million in an account with the Administrative Agent as collateral for the senior credit facility until the date on which our Adjusted Leverage Ratio is less than 6.00x for two consecutive fiscal quarters (the “Cash Collateral Release Date"). This amount is classified as restricted cash on our consolidated balance sheet as of June 29, 2014.
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
Under the senior credit facility, we will be required to make mandatory prepayments of borrowings in the event of dispositions of assets, debt issuances and insurance and condemnation proceeds (all subject to certain exceptions). The senior credit facility contains certain covenants, including without limitation, those limiting our and our subsidiaries' ability to, among other things, incur indebtedness, incur liens, sell or acquire assets or businesses, change the character of its business in all material respects, engage in transactions with related parties, make certain investments, make certain restricted payments or pay dividends. In addition, the senior credit facility requires us to meet certain financial ratios, including the Fixed Charge Coverage Ratio and the Adjusted Leverage Ratio; however, we are not required to be in compliance with such ratios so long as the senior credit facility is cash collateralized.
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
At June 29, 2014 there were no revolving credit borrowings outstanding under the senior credit facility. After reserving $7.6 million for letters of credit issued under the senior credit facility for workers’ compensation and other insurance policies, $12.4 million was available for revolving credit borrowings under the senior credit facility at June 29, 2014.
Contractual Obligations
A table of our contractual obligations as of December 29, 2013 was included in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 29, 2013. There have been no significant changes to our contractual obligations during the six months ended June 29, 2014.
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
Forward Looking Statements
This Quarterly Report on Form 10-Q contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements that are predictive in nature or that depend upon or refer to future events or conditions are forward-looking statements. These statements are often identified by the words “may”, “might", “will”, “should”, “anticipate”, “believe”, “expect”, “intend”, “estimate”, “hope”, “plan” or similar expressions. In addition, expressions of our strategies, intentions or plans are also forward looking statements. These statements reflect management’s current views with respect to future events and are subject to risks and uncertainties, both known and unknown. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their date. There are important factors that could cause actual results to differ materially from those in forward-looking statements, many of which are beyond our control. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected or implied in the forward-looking statements. We have identified significant factors that could cause actual results to differ materially from those stated or implied in the forward-looking statements. We believe important factors that could cause actual results to differ materially from our expectations include the following, in addition to other risks and uncertainties discussed herein and in our Annual Report on Form 10-K for the fiscal year ended December 29, 2013:

•	The effect of our tax-free spin-off of Fiesta in 2012, including any potential tax liability that may arise;

•	Effectiveness of the Burger King® advertising programs and the overall success of the Burger King brand;

•	Increases in food costs and other commodity costs;

•	Competitive conditions;

•	Our ability to integrate any restaurants we acquire;

•	Regulatory factors;

•	Environmental conditions and regulations;

•	General economic conditions, particularly in the retail sector;

•	Weather conditions;

•	Fuel prices;

•	Significant disruptions in service or supply by any of our suppliers or distributors;

•	Changes in consumer perception of dietary health and food safety;

•	Labor and employment benefit costs, including the effects of healthcare reform;

•	The outcome of pending or future legal claims or proceedings;

•	Our ability to manage our growth and successfully implement our business strategy;

•	Our inability to service our indebtedness;

•	Our borrowing costs and credit ratings, which may be influenced by the credit ratings of our competitors;

•	The availability and terms of necessary or desirable financing or refinancing and other related risks and uncertainties; and

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
A 1% change in interest rates would have resulted in a nominal change to interest expense for the three and six months ended June 29, 2014 and no change to interest expense for the three and six months ended June 30, 2013.
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
Evaluation of Disclosure Controls and Procedures. We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 29, 2014.
No change occurred in our internal control over financial reporting during the second quarter of 2014 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CARROLS RESTAURANT GROUP, INC.

Date: August 6, 2014	/s/ Daniel T. Accordino
(Signature)
Daniel T. Accordino Chief Executive Officer

Date: August 6, 2014	/s/ Paul R. Flanders
(Signature)
Paul R. Flanders Vice President – Chief Financial Officer and Treasurer