Form 10-Q
period 2014-09-28
CARROLS RESTAURANT GROUP, INC.
filed 2014-11-06
CIK 809248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 3, 2014, Carrols Restaurant Group, Inc. had 35,222,543 shares of its common stock, $.01 par value, outstanding.

CARROLS RESTAURANT GROUP, INC.
FORM 10-Q
QUARTER ENDED SEPTEMBER 28, 2014

PART I—FINANCIAL INFORMATION
ITEM 1—INTERIM CONSOLIDATED FINANCIAL STATEMENTS
CARROLS RESTAURANT GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands of dollars, except share and per share amounts)
(Unaudited)

	September 28, 2014	December 29, 2013
ASSETS
Current assets:
Cash	$43,309	$8,302
Trade and other receivables	5,051	2,846
Inventories	6,237	6,494
Prepaid rent	2,535	2,332
Prepaid expenses and other current assets	4,510	2,874
Refundable income taxes	2,416	2,631
Deferred income taxes	3,242	3,196
Total current assets	67,300	28,675
Restricted cash (Note 6)	20,000	20,000
Property and equipment, net of accumulated depreciation of $201,862 and $188,492, respectively	158,725	152,175
Franchise rights, net of accumulated amortization of $82,005 and $78,818, respectively (Note 5)	95,992	90,168
Goodwill (Note 5)	8,217	8,162
Franchise agreements, at cost less accumulated amortization of $6,787 and $6,353, respectively	12,718	12,802
Favorable leases, net of accumulated amortization of $732 and $496, respectively (Note 5)	3,231	2,974
Deferred financing costs	3,597	4,344
Deferred income taxes	14,498	6,824
Other assets	3,094	3,357
Total assets	$387,372	$329,481
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt (Note 6)	$1,067	$1,147
Accounts payable	14,611	14,687
Accrued interest	6,368	2,140
Accrued payroll, related taxes and benefits	16,075	18,021
Accrued real estate taxes	3,866	4,945
Other liabilities	12,145	9,709
Total current liabilities	54,132	50,649
Long-term debt, net of current portion (Note 6)	156,462	158,189
Lease financing obligations	1,201	1,200
Deferred income—sale-leaseback of real estate	15,557	16,824
Accrued postretirement benefits	2,157	2,370
Unfavorable leases, net of accumulated amortization of $1,922 and $1,378, respectively (Note 5)	7,785	8,175
Other liabilities (Note 8)	15,746	14,870
Total liabilities	253,040	252,277
Commitments and contingencies (Note 9)
Stockholders’ equity (Note 13):
Preferred stock, par value $.01; authorized 20,000,000 shares, issued and outstanding—100 shares	—	—
Voting common stock, par value $.01; authorized—100,000,000 shares, issued—35,222,765 and 23,711,257 shares, respectively, and outstanding—34,824,060 and 23,048,334 shares, respectively	348	230
Additional paid-in capital	137,350	69,258
Retained earnings (accumulated deficit)	(3,927)	7,155
Accumulated other comprehensive income	702	702
Treasury stock, at cost	(141)	(141)
Total stockholders’ equity	134,332	77,204
Total liabilities and stockholders’ equity	$387,372	$329,481

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
THREE AND NINE MONTHS ENDED SEPTEMBER 28, 2014 AND SEPTEMBER 29, 2013
(In thousands of dollars, except share and per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Restaurant sales	$179,822	$168,312	$499,858	$497,969
Costs and expenses:
Cost of sales	55,169	51,125	148,606	152,626
Restaurant wages and related expenses	56,023	52,395	159,764	156,727
Restaurant rent expense	12,205	11,779	35,269	35,357
Other restaurant operating expenses	29,179	26,973	82,264	80,756
Advertising expense	6,794	7,476	20,621	22,496
General and administrative (including stock-based compensation expense of $296, $302, $883 and $899, respectively)	10,031	8,740	28,923	27,342
Depreciation and amortization	9,318	8,536	27,121	24,990
Impairment and other lease charges (Note 4)	773	1,079	1,822	3,907
Other expense (income) (Note 11)	—	—	25	(185)
Total operating expenses	179,492	168,103	504,415	504,016
Income (loss) from operations	330	209	(4,557)	(6,047)
Interest expense	4,683	4,708	14,080	14,130
Loss before income taxes	(4,353)	(4,499)	(18,637)	(20,177)
Benefit for income taxes (Note 7)	(2,632)	(1,737)	(7,555)	(8,720)
Net loss	$(1,721)	$(2,762)	$(11,082)	$(11,457)
Basic and diluted net loss per share (Note 12):	$(0.05)	$(0.12)	$(0.37)	$(0.50)
Shares used in computing net loss per share:
Basic and diluted weighted average common shares outstanding	34,797,490	23,020,529	29,571,846	22,929,505
Comprehensive loss, net of tax:
Net loss	$(1,721)	$(2,762)	$(11,082)	$(11,457)
Other comprehensive loss	—	—	—	(13)
Comprehensive loss	$(1,721)	$(2,762)	$(11,082)	$(11,470)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands of dollars, except share and per share amounts)
(Unaudited)

					Retained	Accumulated
				Additional	Earnings	Other		Total
	Common Stock		Preferred	Paid-In	(Accumulated	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Stock	Capital	Deficit)	Income	Stock	Equity
Balance at December 30, 2012	22,748,241	$227	$—	$68,056	$21,362	$669	$(141)	$90,173
Stock-based compensation	—	—	—	1,205	—	—	—	1,205
Vesting of non-vested shares and excess tax benefits	300,093	3	—	(3)	—	—	—	—
Distribution of Fiesta Restaurant Group's net assets	—	—	—	—	(688)	—	—	(688)
Net loss	—	—	—	—	(13,519)	—	—	(13,519)
Change in postretirement benefit obligations, net of tax of $30	—	—	—	—	—	33	—	33
Balance at December 29, 2013	23,048,334	230	—	69,258	7,155	702	(141)	77,204
Stock-based compensation	—	—	—	883	—	—	—	883
Vesting of non-vested shares and excess tax benefits	275,726	3	—	(3)	—	—	—	—
Public stock offering (Note 13)	11,500,000	115	—	67,212	—	—	—	67,327
Net loss	—	—	—	—	(11,082)	—	—	(11,082)
Balance at September 28, 2014	34,824,060	$348	$—	$137,350	$(3,927)	$702	$(141)	$134,332

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 28, 2014 AND SEPTEMBER 29, 2013
(In thousands of dollars)
(Unaudited)

	Nine Months Ended
	September 28, 2014	September 29, 2013
Cash flows provided from operating activities:
Net loss	$(11,082)	$(11,457)
Adjustments to reconcile net loss to net cash provided from operating activities:
Loss on disposals of property and equipment	321	272
Stock-based compensation	883	899
Impairment and other lease charges	1,822	3,907
Depreciation and amortization	27,121	24,990
Amortization of deferred financing costs	754	752
Amortization of unearned income	(130)	(100)
Amortization of deferred gains from sale-leaseback transactions	(1,345)	(1,349)
Deferred income taxes	(7,774)	(4,438)
Change in refundable income taxes	177	(4,269)
Changes in other operating assets and liabilities	183	6,975
Net cash provided from operating activities	10,930	16,182
Cash flows used for investing activities:
Capital expenditures:
New restaurant development	(1,661)	(582)
Restaurant remodeling	(23,345)	(31,574)
Other restaurant capital expenditures	(4,533)	(5,724)
Corporate and restaurant information systems	(3,173)	(2,478)
Total capital expenditures	(32,712)	(40,358)
Acquisition of restaurants, net of cash acquired	(13,021)	—
Proceeds from sale of other assets	54	—
Properties purchased for sale-leaseback	(3,412)	—
Proceeds from sale-leaseback transactions	6,604	—
Net cash used for investing activities	(42,487)	(40,358)
Cash flows provided from (used for) financing activities
Borrowings under senior credit facility	32,750	—
Repayments under senior credit facility	(32,750)	—
Proceeds from public stock offering, net of expenses	67,327	—
Principal payments on capital leases	(756)	(789)
Financing costs associated with issuance of debt	(7)	(8)
Net cash provided from (used for) financing activities	66,564	(797)
Net increase (decrease) in cash	35,007	(24,973)
Cash, beginning of period	8,302	38,290
Cash, end of period	$43,309	$13,317
Supplemental disclosures:
Interest paid on long-term debt	$9,019	$8,567
Interest paid on lease financing obligations	$77	$78
Accruals for capital expenditures	$2,514	$1,425
Income taxes paid, net	$41	$—
Non-cash assets acquired	$—	$858
Non-cash reduction of capital lease assets and obligation	$1,055	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars except share and per share amounts)

1. Basis of Presentation
Business Description. At September 28, 2014 Carrols Restaurant Group, Inc. ("Carrols Restaurant Group" or the "Company") operated, as franchisee, 581 restaurants under the trade name “Burger King ®” in 13 Northeastern, Midwestern and Southeastern states.
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
Fiscal Year. The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. The fiscal year ended December 29, 2013 contained 52 weeks. The three and nine months ended September 28, 2014 and September 29, 2013 each contained thirteen and thirty-nine weeks, respectively.
Basis of Presentation. The accompanying unaudited consolidated financial statements for the three and nine months ended September 28, 2014 and September 29, 2013 have been prepared without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission and do not include certain of the information and the footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of such unaudited consolidated financial statements have been included. The results of operations for three and nine months ended September 28, 2014 and September 29, 2013 are not necessarily indicative of the results to be expected for the full year.
These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 29, 2013. The December 29, 2013 consolidated balance sheet data is derived from those audited financial statements.
Use of Estimates. The preparation of the accompanying unaudited consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the unaudited consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates include: accrued occupancy costs, insurance liabilities, the evaluation of goodwill, long-lived assets and franchise rights for impairment, lease accounting matters and the valuation of deferred income tax assets. Actual results could differ from those estimates.
Segment Information. Operating segments are components of an entity for which separate financial information is available and is regularly reviewed by the chief operating decision maker in order to allocate resources and assess performance. The Company's chief operating decision maker currently evaluates the Company's operations from a number of different operational perspectives; however, significant resource decisions, including the level of capital expenditures, are made at an overall Company level. The Company derives all significant revenues from a single operating segment. Accordingly, the Company views the operating results for all of its Burger King restaurants as one reportable segment.
Fair Value of Financial Instruments. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. In determining fair value, the accounting standards establish a three level hierarchy for inputs used in measuring fair value as follows: Level 1 inputs are quoted prices in active markets for identical assets or liabilities; Level 2 inputs are observable for the asset or liability, either directly or indirectly, including quoted prices in active markets for similar assets or liabilities; and Level 3 inputs are unobservable and reflect the Company's own assumptions. Financial instruments include cash, accounts receivable, accounts payable, and long-term debt. The carrying amounts of cash, accounts receivable and accounts payable approximate fair value because of the short-term nature of these financial instruments. The fair value of the Carrols Restaurant Group 11.25% Senior Secured Second Lien Notes due 2018 is based on a recent trading value, which is considered Level 2, and at September 28, 2014 was approximately $163.5 million.
Fair value measurements of non-financial assets and non-financial liabilities are primarily used in the impairment analysis of long-lived assets, goodwill and intangible assets. Long-lived assets and definite-lived intangible assets are measured at fair value on a nonrecurring basis using Level 3 inputs. As described in Note 4, the Company recorded long-lived asset impairment

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars except share and per share amounts)

charges of $0.4 million and $1.0 million during the three and nine months ended September 28, 2014, respectively, and $1.1 million and $2.3 million during the three and nine months ended September 29, 2013, respectively. Nominal value was given to the Level 3 assets measured at fair value associated with the impairment charges during the three and nine months ended September 28, 2014. Goodwill is reviewed annually for impairment on the last day of the fiscal year, or more frequently, if impairment indicators arise.
Subsequent Events. On October 8, 2014, the Company exercised its right of first refusal and purchased 30 Burger King® restaurants in the Wilmington, North Carolina and Greenville, North Carolina markets for a cash purchase price of approximately $20.5 million, which included 12 fee-owned properties. On November 4, 2014, the Company purchased 64 Burger King® restaurants in or around the Nashville, TN, Springfield, IL, Terre Haute, IN, and Evansville, IN markets for a cash purchase price of $18.0 million excluding inventory.
2. Acquisitions
On April 30, 2014, the Company exercised its right of first refusal, assigned by Burger King Corporation ("BKC") as part of the Company’s 2012 acquisition of 278 Burger King® restaurants from BKC, and acquired four Burger King® restaurants in the Fort Wayne, Indiana market for a cash purchase price of $0.7 million. On June 30, 2014, the Company exercised its right of first refusal and purchased four Burger King® restaurants in the Pittsburgh, Pennsylvania market for a cash purchase price of $3.8 million. On July 22, 2014, the Company completed the acquisition of 21 Burger King® restaurants located in or around Rochester, NY and in the Southern Tier region of western New York State for a cash purchase price of $8.5 million.
The Company accounts for the acquisition of Burger King® restaurants using the acquisition method of accounting for business combinations. The Company engaged a third party valuation specialist to assist with the valuation of certain acquired assets. For purposes of a preliminary allocation of the assets acquired and liabilities assumed, the excess of the purchase price over the estimated fair value of net tangible and intangible assets has been assigned to franchise rights. The purchase price allocations will be finalized within twelve months of the closing of the aforementioned acquisitions. When the valuations are finalized, changes to the preliminary valuation of assets acquired may result in material adjustments to the fair value of identifiable intangible assets acquired, including franchise rights, and any related goodwill initially recorded.
Preliminary purchase price allocations to the net tangible and intangible assets were based upon their fair values on the acquisition date. Refer to Note 5 for the initial estimate of the fair value of the franchise rights associated with these acquired restaurants. The Company estimated that the carrying value of restaurant equipment, subject to certain adjustments, was equivalent to fair value of this equipment at the date of the acquisition. The fair value of franchise fees for certain restaurants was based on current market rates for such fees. The fair value of the favorable and unfavorable leases acquired, as well as the fair value of the leasehold improvements acquired, were measured using significant inputs observable in the open market. As such, the Company categorizes these as Level 2 inputs under ASC 820.
3. Stock-Based Compensation
Stock-based compensation expense in each of the three months ended September 28, 2014 and September 29, 2013 was $0.3 million and in each of the nine months ended September 28, 2014 and September 29, 2013 was $0.9 million. As of September 28, 2014, the total unrecognized stock-based compensation expense relating to non-vested shares was approximately $1.9 million, which the Company expects to recognize over a remaining weighted average vesting period for non-vested shares of 1.9 years. The Company expects to record an additional $0.3 million as compensation expense for the remainder of 2014.
A summary of all non-vested shares activity for the nine months ended September 28, 2014 was as follows:

	Shares	Weighted Average Grant Date Price
Non-vested at December 29, 2013	662,923	$7.35
Granted	14,048	7.12
Vested	(275,726)	8.29
Forfeited	(2,540)	10.13
Nonvested at September 28, 2014	398,705	$6.67
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
 During the three months ended September 28, 2014, the Company recorded other lease charges of $0.3 million associated with the closure of two of the Company's restaurants in the third quarter of 2014 and asset impairment charges of $0.4 million including $0.3 million of capital expenditures at previously impaired restaurants.
During the nine months ended September 28, 2014, the Company recorded other lease charges of $0.8 million related to the closure of three of the Company's restaurants, including $0.1 million to terminate an operating lease, and impairment charges of $1.0 million consisting of approximately $0.6 million of capital expenditures at previously impaired restaurants and approximately $0.5 million related to initial impairment charges for five underperforming restaurants.
The following table presents the activity in the closed-restaurant reserve for the nine months ended September 28, 2014 and year ended December 29, 2013:

	Nine Months Ended	Year Ended
	September 28, 2014	December 29, 2013
Balance, beginning of the period	$1,466	$—
Provisions for restaurant closures	604	1,616
Payments, net	(479)	(242)
Other adjustments, including the effect of discounting future obligations and changes in estimates	75	92
Balance, end of the period	$1,666	$1,466
5. Goodwill, Franchise Rights, Favorable and Unfavorable Leases
Goodwill. The Company is required to review goodwill for impairment annually, or more frequently, when events and circumstances indicate that the carrying amount may be impaired. If the determined fair value of goodwill is less than the related carrying amount, an impairment loss is recognized. The Company performs its annual impairment assessment as of the last day of its fiscal year and does not believe circumstances have changed since the last assessment date which would make it necessary to reassess its value. There were no goodwill impairment losses during the three and nine months ended September 28, 2014 or the year ended December 29, 2013. The change in goodwill for the nine months ended September 28, 2014 is summarized below:

Balance at December 30, 2012 and December 29, 2013	$8,162
Acquisition of restaurants (Note 2)	55
Balance at September 28, 2014	$8,217
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

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars except share and per share amounts)

The Company assesses the potential impairment of franchise rights whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If an indicator of impairment exists, an estimate of the aggregate undiscounted cash flows from the acquired restaurants is compared to the respective carrying value of franchise rights for each acquisition. If an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value. No impairment charges were recorded related to the Company’s franchise rights during the three and nine months ended September 28, 2014 or the year ended December 29, 2013. The change in franchise rights for the nine months ended September 28, 2014 is summarized below:

Balance at December 29, 2013	$90,168
Acquisition of restaurants (Note 2)	9,011
Amortization expense	(3,187)
Balance at September 28, 2014	$95,992
Amortization expense related to franchise rights was $1.1 million and $1.0 million in the three months ended September 28, 2014 and September 29, 2013, respectively, and $3.2 million and $3.1 million in the nine months ended September 28, 2014 and September 29, 2013, respectively. The Company estimates the annual amortization expense of franchise rights recorded at September 28, 2014 to be $4.3 million in 2014, $4.5 million in 2015, and $4.4 million in 2016, 2017, 2018 and 2019.
Favorable and Unfavorable Leases. Amounts allocated to favorable and unfavorable leases are being amortized using the straight-line method over the remaining terms of the underlying lease agreements as a net reduction of restaurant rent expense.
The net reduction of rent expense related to the amortization of favorable and unfavorable leases for both the three months ended September 28, 2014 and September 29, 2013 was $0.2 million, and was $0.5 million for both the nine months ended September 28, 2014 and September 29, 2013. The Company expects the annual net reduction of rent expense from the amortization of favorable and unfavorable leases to be $0.6 million in 2014, $0.5 million in 2015 and 2016, $0.4 million in 2017 and 2018, and $0.3 million in 2019.
6. Long-term Debt
Long-term debt at September 28, 2014 and December 29, 2013 consisted of the following:

	September 28, 2014	December 29, 2013
Collateralized:
Carrols Restaurant Group 11.25% Senior Secured Second Lien Notes	$150,000	$150,000
Senior Credit Facility - Revolving credit borrowings	—	—
Capital leases	7,529	9,336
	157,529	159,336
Less: current portion	(1,067)	(1,147)
	$156,462	$158,189
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
The indenture governing the Notes contains customary default provisions, including without limitation, a cross default provision pursuant to which it is an event of default under the Notes and the indenture if there is a default under any indebtedness of the Company having an outstanding principal amount of $15.0 million or more which results in the acceleration of such indebtedness prior to its stated maturity or is caused by a failure to pay principal when due. The Company was in compliance as of September 28, 2014 with the restrictive covenants of the indenture governing the Notes.
Senior Credit Facility. On May 30, 2012, the Company entered into a senior credit facility, which provides for aggregate revolving credit borrowings of up to $20.0 million (including $15.0 million available for letters of credit) maturing on May 30, 2017. The senior credit facility also provides for potential incremental borrowing increases of up to $25.0 million, in the aggregate. At September 28, 2014, there were no revolving credit borrowings outstanding under the senior credit facility.
Under the senior credit facility (all terms not otherwise defined herein are defined in the Company's senior credit facility), the Company has deposited $20.0 million in an account with the Administrative Agent as collateral for the senior credit facility until the date on which its Adjusted Leverage Ratio is less than 6.00x for two consecutive fiscal quarters (the “Cash Collateral Release Date"). This amount is classified as restricted cash on the Company's consolidated balance sheet as of September 28, 2014.
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
The senior credit facility contains certain covenants, including without limitation, those limiting the Company’s and its subsidiaries' ability to, among other things, incur indebtedness, incur liens, sell or acquire assets or businesses, change the character of its business in all material respects, engage in transactions with related parties, make certain investments, make certain restricted payments or pay dividends. In addition, the senior credit facility requires the Company to meet certain financial ratios, including a Fixed Charge Coverage Ratio and Adjusted Leverage Ratio (all as defined under the senior credit facility); provided, however that the Company is not required to be in compliance with such ratios so long as the senior credit facility is cash collateralized.

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
After reserving $7.6 million for letters of credit issued under the senior credit facility for workers’ compensation and other insurance policies, $12.4 million was available for revolving credit borrowings under the senior credit facility at September 28, 2014.
7. Income Taxes
The benefit for income taxes for the three and nine months ended September 28, 2014 and September 29, 2013 was comprised of the following:

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Current	$—	$(4,269)	$219	$(4,282)
Deferred	(2,632)	2,532	(7,774)	(4,438)
	$(2,632)	$(1,737)	$(7,555)	$(8,720)
The benefit for income taxes for the three and nine months ended September 28, 2014 was derived using an estimated effective annual income tax rate for 2014 of 37.5%, which excluded any discrete tax adjustments. The Company's estimated effective tax rate for 2014 does not include any Work Opportunity Tax Credits for qualifying employees hired in 2014 as this expired at the end of 2013. The credit for such employees will be reflected in the Company's estimated effective tax rate in the period when and if re-enacted into law. Other discrete tax adjustments increased the benefit for income taxes by $0.5 million and $0.6 million in the three and nine months ended September 28, 2014, respectively, which included $0.5 million in employment tax credits relating to periods prior to the tax credit's expiration.
The benefit for income taxes for the three and nine months ended September 29, 2013 was derived using an estimated effective annual income tax rate for 2013 of 39.9%, which excluded any discrete tax adjustments. In January 2013, the United States Congress authorized, and the President signed into law, certain federal tax credits that were reflected in the Company's Federal tax return for 2012. However, since the law was enacted in 2013, the financial statement benefit of such credits totaling $1.0 million was recorded in the first quarter of 2013 and is included in the benefit for income taxes in the consolidated statement of operations and comprehensive loss for the nine months ended September 29, 2013. Other discrete tax adjustments increased the benefit for income taxes by $0.1 million  in the three months ended September 29, 2013 and decreased the benefit for income taxes by $0.3 million for the nine months ended September 29, 2013.
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
In evaluating the objective evidence provided by historical results, the Company considered (among other things) the past three years of cumulative losses, projected reversal of deferred tax liabilities, recent and prospective operating results, the ability to carry-back net operating losses generated through December 30, 2012 against taxable income reported in prior years, and that the first year of expiration of its net operating loss carryforwards is 2033. The Company also considered subjective evidence related to the forecast of expected operating results for the years over the carryforward period. Additionally, the deferred tax liabilities the Company has considered in the assessment of the realization of deferred tax assets will reverse in the carryforward period and same jurisdiction. While the Company’s performance for the nine months ended September 28, 2014 did not meet previous projections, management has considered the financial results in the third quarter compared to the first and second quarter of 2014, as well as the potential accretive impact of closing underperforming restaurants and acquiring additional restaurants in 2014 within its forecast of their future performance. Based on the analysis of positive and negative evidence, the Company believed that there was enough positive evidence to overcome its cumulative loss position at September 28, 2014, and therefore no valuation allowance of its deferred tax assets of $17.7 million was necessary. As disclosed in Note 1, the Company has acquired 94 restaurants in the

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars except share and per share amounts)

fourth quarter of 2014. Management recognizes that the future performance of such restaurants, and the judgments associated with projected cash flows for the 2014 acquisitions are impactful to the Company's analysis of positive and negative evidence, and its continued evaluation of the recoverability of deferred income tax assets. In future periods, if the negative evidence outweighs the positive evidence, the Company would need to record a valuation allowance equal to the full amount of the net deferred tax asset balance at that time.
The Company will continue to monitor and evaluate the positive and negative evidence considered in arriving at the above conclusion, in order to assess whether such conclusion remains appropriate in future periods.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of September 28, 2014 and December 29, 2013, the Company had no unrecognized tax benefits and no accrued interest related to uncertain tax positions.
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
8. Other Liabilities, Long-Term
Other liabilities, long-term, at September 28, 2014 and December 29, 2013 consisted of the following:

	September 28, 2014	December 29, 2013
Accrued occupancy costs	$8,802	$7,793
Accrued workers’ compensation and general liability claims	3,196	2,272
Deferred compensation	517	353
Long-term obligation to BKC for right of first refusal	1,123	1,672
Other	2,108	2,780
	$15,746	$14,870
Accrued occupancy costs above include long-term obligations pertaining to closed restaurant locations, contingent rent, and accruals to expense operating lease rental payments on a straight-line basis over the lease term.
9. Commitments and Contingencies
Lease Guarantees. Fiesta Restaurant Group, Inc. ("Fiesta"), a former wholly-owned subsidiary of the Company, was spun-off in 2012 to the Company's stockholders. As of September 28, 2014, the Company is a guarantor under 33 Fiesta restaurant property leases, with lease terms expiring on various dates through 2030, and is the primary lessee on five Fiesta restaurant property leases, which it subleases to Fiesta. The Company is fully liable for all obligations under the terms of the leases in the event that Fiesta fails to pay any sums due under the lease, subject to indemnification provisions of the Separation and Distribution Agreement entered into in connection with the spin-off of Fiesta.
The maximum potential amount of future undiscounted rental payments the Company could be required to make under these leases at September 28, 2014 was $39.9 million. The obligations under these leases will generally continue to decrease over time as these operating leases expire. No payments related to these guarantees have been made by the Company to date and none are expected to be required to be made in the future. The Company has not recorded a liability for these guarantees in accordance with ASC 460 - Guarantees as Fiesta has indemnified the Company for all such obligations and the Company did not believe it was probable it would be required to perform under any of the guarantees or direct obligations.
Litigation. The Company is a party to various litigation matters that arise in the ordinary course of business. The Company does not believe that the outcome of any of these matters meet the disclosure or recognition standards, nor will they have a material adverse effect on its consolidated financial statements.
10. Transactions with Related Parties
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
In addition to the initial franchise fee, the Company generally pays BKC a monthly royalty at a rate of 4.5% of sales. Royalty expense was $7.6 million and $7.1 million in the three months ended September 28, 2014 and September 29, 2013, respectively, and $21.0 million and $20.7 million in the nine months ended September 28, 2014 and September 29, 2013, respectively.
The Company is also generally required to contribute 4% of restaurant sales from our Burger King restaurants to an advertising fund utilized by BKC for its advertising, promotional programs and public relations activities, and additional amounts for participation in local advertising campaigns in markets that approve such additional spending. Advertising expense related to BKC was $6.8 million and $7.3 million in the three months ended September 28, 2014 and September 29, 2013, respectively and $20.3 million and $22.0 million in the nine months ended September 28, 2014 and September 29, 2013, respectively.
As of September 28, 2014, the Company leased 290 of its restaurant locations from BKC and for 188 of these locations the terms and conditions of the lease with BKC are identical to those between BKC and the third-party lessor. Aggregate rent under all BKC leases for the three months ended September 28, 2014 and September 29, 2013 was $6.7 million and $6.6 million, respectively, and $19.6 million and $20.0 million in the nine months ended September 28, 2014 and September 29, 2013, respectively. The Company believes the lease terms for all of its leases with BKC are commercially reasonable and are on an arms-length basis.
As of September 28, 2014, the Company owed BKC $1.9 million associated with the assignment of its right of first refusal in 2012 and $3.7 million related to the monthly payment of advertising, royalties and rent.
11. Other Income
In the nine months ended September 29, 2013, the Company recorded a gain of $0.2 million related to business interruption insurance recoveries from a fire at a restaurant.
12. Net Loss per Share
The Company applies the two-class method to calculate and present net loss per share. The Company's non-vested share awards and Series A Convertible Preferred Stock issued to BKC contain non-forfeitable rights to dividends and are considered participating securities for purposes of computing net loss per share pursuant to the two-class method. Under the two-class method, net earnings are reduced by the amount of dividends declared (whether paid or unpaid) and the remaining undistributed earnings are then allocated to common stock and participating securities, based on their respective rights to receive dividends. However, as the Company has incurred net losses for the three and nine months ended September 28, 2014 and September 29, 2013, and as those losses are not allocated to the participating securities under the two-class method, such method is not applicable for the aforementioned reporting periods.
Basic net loss per share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding for the reporting period. Diluted net loss per share reflects additional shares of common stock outstanding, where applicable, calculated using the treasury stock method or the two-class method.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars except share and per share amounts)

The following table sets forth the calculation of basic and diluted net loss per share:

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Basic and diluted net loss per share:
Net loss	$(1,721)	$(2,762)	$(11,082)	$(11,457)
Basic and diluted weighted average common shares outstanding	34,797,490	23,020,529	29,571,846	22,929,505
Basic and diluted net loss per share	$(0.05)	$(0.12)	$(0.37)	$(0.50)
Common shares excluded from diluted net loss per share computation (1)	9,813,285	10,066,823	9,813,285	10,066,823

(1)	Shares issuable upon conversion of preferred stock and non-vested shares were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive.
13. Public Offering
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
We use a 52-53 week fiscal year ending on the Sunday closest to December 31. The fiscal year ended December 29, 2013 contained 52 weeks and the three and nine months ended September 28, 2014 and September 29, 2013 each contained thirteen and thirty-nine weeks, respectively.
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
Operating Results from Operations—an analysis of our results of operations for the three and nine months ended September 28, 2014 compared to the three and nine months ended September 29, 2013 including a review of material items and known trends and uncertainties.
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
Company Overview
We are one of the largest restaurant companies in the United States and have been operating restaurants for more than 50 years. We are the largest Burger King ® franchisee in the world and have operated Burger King restaurants since 1976. As of September 28, 2014, we operated 581 Burger King restaurants in 13 states. On May 30, 2012, we acquired 278 restaurants from Burger King Corporation ("BKC"), which we refer to as the "2012 acquired restaurants". As of September 28, 2014 we were operating 263 of such acquired restaurants. Additionally, in the first nine months of 2014 we acquired an additional 29 restaurants, which we refer to as the "2014 acquired restaurants". All of our other Burger King restaurants are referred to as our "legacy restaurants".
The following is an overview of the key financial measures discussed in our results of operations:

•
Restaurant sales consist of food and beverage sales at our restaurants, net of discounts and excluding sales tax collected. Restaurant sales are influenced by changes in comparable restaurant sales, menu price increases, new restaurant openings and closures of restaurants. Restaurants, including restaurants we acquire, are included in comparable restaurant sales after they have been open for 12 months. For comparative purposes, the calculation of the changes in comparable restaurant sales is based on a 52-week year.

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

•
EBITDA, Adjusted EBITDA and Restaurant-Level EBITDA. EBITDA, Adjusted EBITDA and Restaurant-Level EBITDA are non-GAAP financial measures. EBITDA represents net income (loss) from operations, before benefit for income taxes, interest expense and depreciation and amortization. Adjusted EBITDA represents EBITDA as adjusted to exclude impairment and other lease charges, EEOC litigation and settlement costs, acquisition and integration costs and stock compensation expense. Restaurant-Level EBITDA represents income (loss) from operations before general and administrative expenses, depreciation and amortization, impairment and other lease charges and other income and expense.

We are presenting Adjusted EBITDA and Restaurant-Level EBITDA because we believe that they provide a more meaningful comparison than EBITDA of our core business operating results, as well as with those of other similar companies. Additionally, we present Restaurant-Level EBITDA because it excludes the impact of general and administrative expenses and other income and expense which are not directly related to restaurant operations. Management believes that Adjusted EBITDA and Restaurant-Level EBITDA, when viewed with our results of operations in accordance with GAAP and the accompanying reconciliations on page 24, provide useful information about operating performance and period-over-period growth, and provide additional information that is useful for evaluating the operating performance of our core business without regard to potential distortions. Additionally, management believes that Adjusted EBITDA and Restaurant-Level EBITDA permit investors to gain an understanding of the factors and trends affecting our ongoing cash earnings, from which capital investments are made and debt is serviced.
However, EBITDA, Adjusted EBITDA and Restaurant-Level EBITDA are not measures of financial performance or liquidity under GAAP and, accordingly, should not be considered as alternatives to net loss, income (loss) from operations or cash flow from operating activities as indicators of operating performance or liquidity. Also, these measures may not be comparable to similarly titled captions of other companies. For a reconciliation between net loss and EBITDA and Adjusted EBITDA and between Restaurant-Level EBITDA and income (loss) from operations see page 24.
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

•
Although depreciation and amortization are non-cash charges, the assets that we currently depreciate and amortize will likely have to be replaced in the future, and EBITDA, Adjusted EBITDA and Restaurant-Level EBITDA do not reflect the cash required to fund such replacements; and

•
EBITDA, Adjusted EBITDA and Restaurant-Level EBITDA do not reflect the effect of earnings or charges resulting from matters that our management does not consider to be indicative of our ongoing operations. However, some of these charges (such as impairment and other lease charges and acquisition and integration costs) have recurred and may reoccur.

•
Depreciation and amortization primarily includes the depreciation of fixed assets, including equipment, owned buildings and leasehold improvements utilized in our restaurants, the amortization of franchise rights resulting from our acquisitions of restaurants and the amortization of franchise fees paid to BKC.

•
Impairment and other lease charges are determined through our assessment of the recoverability of property and equipment and intangible assets by determining whether the carrying value of these assets can be recovered over their respective remaining lives through undiscounted future operating cash flows. A potential impairment charge is evaluated whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable. Lease charges are recorded for our obligations under the related leases for closed locations net of estimated sublease recoveries. At September 28, 2014, there were $1.7 million of lease charges accrued for closed restaurant locations.

•
Interest expense consists primarily of interest expense associated with our 11.25% Senior Secured Second Lien Notes due 2018 (the "Notes"), amortization of deferred financing costs and revolving credit borrowings under our senior secured credit facility.

Recent and Future Events Affecting our Results of Operations
Acquisitions of Burger King Restaurants
2012 Acquisition
On May 30, 2012, we acquired 278 restaurants from BKC including BKC’s assignment of its right of first refusal ("ROFR") on franchisee restaurant transfers in 20 states. We also agreed to remodel or otherwise upgrade 455 Burger King restaurant locations to BKC’s 20/20 restaurant image by the end of 2015. As of September 28, 2014, we had completed remodeling a total of 255 restaurants to the 20/20 restaurant image, including 54 completed in 2014 through the end of the third quarter. We currently anticipate remodeling a total of 100 to 110 restaurants in 2014.
2014 Acquisitions
We exercised our ROFR and acquired four Burger King® restaurants located in Fort Wayne, Indiana on April 30, 2014 for a cash purchase price of $0.7 million. In the third quarter we exercised our ROFR on June 30, 2014 and acquired four Burger King® restaurants in the Pittsburgh, Pennsylvania market for a cash purchase price of $3.8 million including one fee-owned property. Additionally, on July 22, 2014, we acquired 21 Burger King® restaurants located in the Rochester, NY market and the Southern Tier region of Western New York State for a cash purchase price of $8.5 million.
In the fourth quarter of 2014 we exercised our ROFR and purchased 30 Burger King® restaurants located in the Wilmington, North Carolina and Greenville, North Carolina markets for a cash purchase price of approximately $20.5 million, which included 12 fee-owned properties. Also on November 4, 2014, we purchased 64 Burger King® restaurants in or around the Nashville, TN, Springfield, IL, Terre Haute, IN, and Evansville, IN markets for a cash purchase price of $18.0 million excluding inventory. We are currently marketing in sale-leaseback transactions eleven of the fee-owned restaurant properties acquired in 2014.
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

Beef Commodity Costs
Our largest component of cost of sales is beef costs. Beef costs have risen from $2.03/lb. at the beginning of 2014 to $2.76/lb. at the end of the third quarter of 2014 and increased over 30% in the third quarter of 2014 compared to the third quarter of 2013. Given the current level of beef costs in 2014 we currently anticipate beef costs to be higher in the first six months of 2015 compared to the first six months of 2014.
Future Restaurant Closures
We evaluate the performance of our restaurants on an ongoing basis including an assessment of the current and future operating results of the restaurant in relation to its cash flow and future occupancy costs, and with regard to franchise agreement renewals, the cost of required capital improvements. We may elect to close restaurants based on these evaluations.
In 2013, we closed ten restaurants excluding one restaurant relocated within its market area. In the first nine months of 2014 we have closed twelve restaurants, excluding one restaurant which we relocated within its existing market. We may incur lease charges in the future from additional closures of underperforming restaurants.
We currently anticipate that we will close in 2014 a total of 12 restaurants, excluding one restaurant relocated within the same market area under a new franchise agreement, with an additional six to eight restaurants scheduled to close at the beginning of 2015. Our determination of whether to close restaurants in the future is subject to further evaluation and may change.
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
In evaluating the objective evidence provided by historical results, we considered (among other things) the past three years of cumulative losses, projected reversals of deferred tax liabilities, recent improvements in operating results, the ability to carry-back net operating losses generated through December 30, 2012 against taxable income reported in prior years, and that the first year of expiration of our net operating loss carryforwards is 2033. We also considered subjective evidence related to the forecast of expected operating results for the years over the carryforward period. Additionally, the deferred tax liabilities we have considered in the assessment of the realization of deferred tax assets will reverse in the carryforward period and same jurisdiction. While our financial results for the nine months ended September 28, 2014 did not meet our previous projections, we have considered our financial results in the third quarter compared to the first and second quarters of 2014, as well as the accretive impact of closing underperforming restaurants and acquiring additional restaurants in 2014 within our forecast of their future performance. Based on the analysis of positive and negative evidence, we believed that there was enough positive evidence to overcome our cumulative loss position at September 28, 2014, and therefore no valuation allowance of our deferred tax assets of $17.7 million was necessary. To date we have acquired 94 restaurants in the fourth quarter of 2014. Management recognizes that the future performance of such restaurants, and the judgments associated with projected cash flows for the 2014 acquisitions are impactful to our analysis of positive and negative evidence, and our continued evaluation of the recoverability of deferred income tax assets. In future periods, if the negative evidence outweighs the positive evidence, we would need to record a valuation allowance equal to the full amount of the net deferred tax asset balance at that time.
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

We are continuing to assess the financial impact of the Act including the provision beginning in 2015 to offer health insurance to our hourly employees who work an average of 30 hours or more per week. Based on our analyses to date and our current activities addressing aspects of this provision operationally, we currently estimate that our cost for the health care coverage for our qualifying hourly employees would not exceed $3.0 million on an annual basis if all our eligible hourly employees elect coverage. Given the estimated annual premium cost our eligible hourly employees would incur in comparison to the annual financial penalty they would pay if they do not elect our health care coverage, we currently estimate our additional annual health care costs could range from $0.5 million to $1.0 million due solely to this provision; however there can be no assurance in this regard. For 2015, due to the Act we expect to incur additional health care premiums of $0.8 million associated with our current health care coverage of our employees.
Results of Operations
Three Months Ended September 28, 2014 Compared to Three Months Ended September 29, 2013
The following table sets forth, for the three months ended September 28, 2014 and September 29, 2013, selected operating results as a percentage of total restaurant sales:

	Three Months Ended
	September 28, 2014	September 29, 2013
Costs and expenses (all restaurants):
Cost of sales	30.7%	30.4%
Restaurant wages and related expenses	31.2%	31.1%
Restaurant rent expense	6.8%	7.0%
Other restaurant operating expenses	16.2%	16.0%
Advertising expense	3.8%	4.4%
General and administrative	5.6%	5.2%
Since the beginning of the third quarter of 2013, we acquired 30 restaurants and opened three new restaurants, including two restaurants relocated within the same market areas under new franchise agreements. During the same period we closed sixteen restaurants, excluding the relocated restaurants.
Restaurant Sales. Total restaurant sales in the third quarter of 2014 increased 6.8% to $179.8 million from $168.3 million in the third quarter of 2013. Comparable restaurant sales in the third quarter of 2014 increased 3.3% due to an increase in average check of 8.0%, which was partially offset by a decrease in customer traffic of 4.7%. These changes were caused in part by fewer low price promotions in the third quarter of 2014 compared to the prior year quarter. The effect of menu price increases in the third quarter of 2014 was approximately 2.0%. Comparable restaurant sales increased 2.7% at our legacy restaurants and increased 4.0% at our 2012 acquired restaurants. Sales from the restaurants we acquired in 2014 were $7.8 million in the third quarter of 2014.
Operating Costs and Expenses (percentages stated as a percentage of total restaurant sales). Cost of sales increased to 30.7% in the third quarter of 2014 from 30.4% in the third quarter of 2013 due primarily to higher beef commodity costs (2.0%) partially offset by decreases in other commodity costs (0.3%), menu price increases (0.8%), lower discounts and promotions (0.4%) and improvements in restaurant-level food and cash controls at our 2012 acquired restaurants (0.3%).
Restaurant wages and related expenses increased slightly to 31.2% in the third quarter of 2014 from 31.1% in the third quarter of 2013 due primarily to higher restaurant-level performance bonuses (0.2%).
Other restaurant operating expenses increased to 16.2% in the third quarter of 2014 from 16.0% in the third quarter of 2013 due primarily to higher general liability insurance claims (0.2%).
Advertising expense decreased to 3.8% in the third quarter of 2014 from 4.4% in the third quarter of 2013 due primarily to reduced spending for additional local advertising in many of our markets.
Restaurant rent expense decreased to 6.8% in the third quarter of 2014 from 7.0% in the third quarter of 2013 due primarily to the closure of sixteen restaurants with below average sales since the beginning of the third quarter of 2013 and the effect of comparable restaurant sales increases in the third quarter of 2014 on fixed rentals.

Restaurant-Level EBITDA. As a result of the factors above, Restaurant-Level EBITDA increased 10.2%, or $1.9 million, to $20.5 million in the third quarter of 2014. Restaurant-Level EBITDA for our 2012 acquired restaurants was $6.0 million in the third quarter of 2014 compared to $4.3 million in the third quarter of 2013. For a reconciliation between Restaurant-Level EBITDA and income (loss) from operations see page 24.

	Three Months Ended
	September 28, 2014	% (1)	September 29, 2013	% (1)
Restaurant Sales:
Legacy restaurants	$96,861		$94,307
2012 acquired restaurants	75,180		74,005
2014 acquired restaurants	7,781		—
Total	$179,822		$168,312

Restaurant-Level Restaurant EBITDA:
Legacy restaurants	$13,630	14.1%	$14,295	15.2%
2012 acquired restaurants	6,014	8.0%	4,269	5.8%
2014 acquired restaurants	808	10.4%	—
Total	$20,452	11.4%	$18,564	11.0%
(1) Restaurant-Level EBITDA margin is calculated as a percentage of restaurant sales for the respective group of restaurants.
Restaurant-Level EBITDA margin decreased 1.1% at our legacy restaurants due primarily to higher beef costs and higher restaurant-level bonus accruals. Restaurant-level EBITDA margin increased 2.2% at our 2012 acquired restaurants due to improvements in food and cash controls, the closure of ten underperforming restaurants since the beginning of the third quarter of 2013 and the effect of comparable sales increases on fixed operating costs. Cost of sales, as a percentage of restaurant sales, declined 0.2% at our acquired 2012 restaurants, compared to an increase of 0.7% at our legacy restaurants, due to the improvement in food and cash controls. However, cost of sales, as a percentage of sales, at our 2012 acquired restaurants was 31% and 0.6% higher than that at our legacy restaurants in the third quarter of 2014.
General and Administrative Expenses. General and administrative expenses increased $1.3 million in the third quarter of 2014 to $10.0 million and, as a percentage of total restaurant sales, increased to 5.6% compared to 5.2% in the third quarter of 2013 due primarily to higher legal and professional fees of $0.5 million and higher field management salaries, training and travel of $0.4 million. General and administrative expenses in the third quarter of 2014 include $0.4 million of acquisition and integration costs related to the 2014 acquisitions. General and administrative expenses also increased due to $0.6 million in payments received by us from Fiesta Restaurant Group, Inc. ("Fiesta") in the third quarter of 2013 for transitional services. These services ended in the fourth quarter of 2013.
Adjusted EBITDA. As a result of the factors above, Adjusted EBITDA increased 9.9% to $11.1 million in the third quarter of 2014 from $10.1 million in the third quarter of 2013. For a reconciliation between net loss and EBITDA and Adjusted EBITDA see page 24.
Depreciation and Amortization Expense. Depreciation and amortization expense increased to $9.3 million in the third quarter of 2014 from $8.5 million in the third quarter of 2013 due primarily to our remodeling initiatives in 2014 and 2013.
Impairment and Other Lease Charges. Impairment and other lease charges were $0.8 million in the third quarter of 2014 and were comprised of other lease charges of $0.3 million associated with the closure of two restaurants in the third quarter of 2014 and asset impairment charges of $0.4 million, which included $0.3 million of capital expenditures at previously impaired restaurants.
Interest Expense. Interest expense was $4.7 million in the third quarter of both 2014 and 2013. The weighted average interest rate on our long-term debt, excluding lease financing obligations, was 11.25% in the third quarter of both 2014 and 2013.
Benefit for Income Taxes. The benefit for income taxes for the third quarter of 2014 was derived using an estimated effective annual income tax rate for 2014 of 37.5%, which excluded any discrete tax adjustments. Our estimated effective tax rate for 2014 does not consider the Work Opportunity Tax Credit which expired at the end of 2013 for any qualified employees hired after that date. This credit for qualified employees hired in 2014 will be reflected in our estimated effective tax rate in the period if and when re-enacted into law. Discrete tax adjustments increased the benefit for income taxes in the third quarter of 2014 by $0.5 million, which included $0.5 million in employment tax credits relating to periods prior to the tax credit's expiration.
The benefit for income taxes for the third quarter of 2013 was derived using an estimated effective annual income tax rate for 2013 of 39.9%, which excluded discrete tax adjustments. Discrete tax adjustments increased the benefit for income taxes in the third quarter of 2013 by $0.1 million.
Net Loss. As a result of the above, net loss for the third quarter of 2014 was $1.7 million, or $0.05 per diluted share, compared to a net loss in the third quarter of 2013 of $2.8 million, or $0.12 per diluted share.
Nine Months Ended September 28, 2014 Compared to Nine Months Ended September 29, 2013
The following table sets forth, for the nine months ended September 28, 2014 and September 29, 2013, selected operating results as a percentage of total restaurant sales:

	Nine Months Ended
	September 28, 2014	September 29, 2013
Costs and expenses (all restaurants):
Cost of sales	29.7%	30.6%
Restaurant wages and related expenses	32.0%	31.5%
Restaurant rent expense	7.1%	7.1%
Other restaurant operating expenses	16.5%	16.2%
Advertising expense	4.1%	4.5%
General and administrative	5.8%	5.5%
Since the beginning of 2013 we acquired 30 restaurants and opened three new restaurants, including two restaurants relocated within the same market areas under new franchise agreements. During the same period we closed 22 restaurants, excluding the relocated restaurants.
Restaurant Sales. Restaurant sales in the first nine months of 2014 increased 0.4% to $499.9 million from $498.0 million in the first nine months of 2013. Comparable restaurant sales in the first nine months of 2014 decreased 0.4% due to lower customer traffic of 5.8%, which was substantially offset by an increase in average check of 5.4%. The effect of menu price increases in the first nine months of 2014 was approximately 2.1%.
Comparable restaurant sales for our legacy restaurants decreased 0.1% in the first nine months of 2014. Comparable restaurant sales at our 2012 acquired restaurants decreased 0.7%. Sales from the restaurants we have acquired in 2014 were $8.6 million in the first nine months of 2014.
Operating Costs and Expenses (percentages stated as a percentage of total restaurant sales). Cost of sales decreased to 29.7% in the first nine months of 2014 from 30.6% in the first nine months of 2013 due primarily to the effect of menu price increases (0.8%), improvement in restaurant-level food and cash controls at our 2012 acquired restaurants (0.4%) and higher vendor rebates (0.2%), substantially offset by higher beef commodity costs (1.1%).
Restaurant wages and related expenses increased to 32.0% in the first nine months of 2014 from 31.5% in the first nine months of 2013 due to higher medical insurance claims (0.2%) and the effect of labor rate increases on slightly negative comparable restaurant sales.
Other restaurant operating expenses increased to 16.5% in the first nine months of 2014 from 16.2% in the first nine months of 2013 due primarily to higher general liability insurance claims (0.2%) and higher utility costs (0.1%).
Advertising expense decreased to 4.1% in the first nine months of 2014 from 4.5% in the first nine months of 2013 due primarily to lower spending for additional local advertising in certain markets. For all of 2014, we anticipate advertising expense for all restaurants to range between 4.1% and 4.2% of restaurant sales.
Restaurant rent expense was 7.1% in both the first nine months of 2014 and 2013 due to essentially flat restaurant sales.
Restaurant-Level EBITDA. As a result of the factors above, Restaurant-Level EBITDA increased 6.7%, or $3.3 million, to $53.3 million in the first nine months of 2014 compared to $50.0 million in the first nine months of 2013. For a reconciliation between Restaurant-Level EBITDA and income (loss) from operations see page 24.

	Nine Months Ended
	September 28, 2014	% (1)	September 29, 2013	% (1)
Restaurant Sales:
Legacy restaurants	$274,394		$275,383
2012 acquired restaurants	216,880		222,586
2014 acquired restaurants	8,584		—
Total	$499,858		$497,969

Restaurant-Level EBITDA Margin:
Legacy restaurants	$36,356	13.2%	$38,692	14.1%
2012 acquired restaurants	16,136	7.4%	11,315	5.1%
2014 acquired restaurants	842	9.8%	—	—%
Total	$53,334	10.7%	$50,007	10.0%
(1) Restaurant-Level EBITDA margin is calculated as a percentage of restaurant sales for the respective group of restaurants.
Restaurant-Level EBITDA margin decreased 0.9% at our legacy restaurants due primarily to the effect of higher labor costs on slightly negative comparable restaurant sales and higher medical insurance claims. Restaurant-level EBITDA margin increased 2.3% at our 2012 acquired restaurants due to similar factors previously discussed for the third quarter plus lower spending for additional local advertising in certain markets. Fourteen underperforming restaurants acquired in 2012 have closed since the beginning of 2013.
General and Administrative Expenses. General and administrative expenses increased $1.6 million in the first nine months of 2014 to $28.9 million and, as a percentage of total restaurant sales, increased to 5.8% from 5.5%. The increase in general and administrative expenses was due primarily to $3.0 million in payments received by us from Fiesta in the first nine months of 2013 for transitional services which ended in the fourth quarter of 2013 and higher legal and professional fees of $0.8 million. General and administrative expenses include $0.7 million in acquisition and integration costs related to the 2014 acquisitions. This was substantially offset by lower administrative bonus accruals of $1.7 million.
Adjusted EBITDA. As a result of the factors above Adjusted EBITDA increased 8.9% to $26.0 million in the first nine months of 2014 from $23.8 million in the first nine months of 2013. For a reconciliation between net loss and EBITDA and Adjusted EBITDA see page 24.
Depreciation and Amortization. Depreciation and amortization expense increased to $27.1 million in the first nine months of 2014 from $25.0 million in the first nine months of 2013 due primarily to our restaurant remodeling initiatives in 2014 and 2013.
Impairment and Other Lease Charges. Impairment and other lease charges were $1.8 million in the first nine months of 2014 and were comprised of $0.7 million of estimated future rent payments and other lease related charges due to the closure of three underperforming restaurants, $0.5 million of initial impairment charges associated with five underperforming restaurants and $0.6 million of impairment charges associated with capital expenditures at previously impaired restaurants.
Interest Expense. Total interest expense was $14.1 million in both the first nine months of 2014 and the first nine months of 2013. The weighted average interest rate on our long-term debt, excluding lease financing obligations, decreased to 11.23% in the first nine months of 2014 compared to 11.25% in the first nine months of 2013.
Benefit for Income Taxes. The benefit for income taxes for the first nine months of 2014 was derived using an estimated effective annual income tax rate for all of 2014 of 37.5%, which excluded any discrete tax adjustments. Discrete tax adjustments increased the benefit for income taxes in the first nine months of 2014 by $0.6 million, which included $0.5 million in employment tax credits relating to periods prior to the expiration of the Work Opportunity Tax credit at the end of 2013.
The benefit for income taxes for first nine months of 2013 was derived using an estimated effective annual income tax rate for 2013 of 39.9%, which excluded discrete tax adjustments. In January 2013, the United States Congress authorized, and the President signed into law, certain federal tax credits that were reflected in our Federal tax return for 2012. However, since the law was enacted in 2013, the financial statement benefit of such credits totaling $1.0 million was recorded in the first quarter of 2013 and is included in the benefit for income taxes for the first nine months of 2013. We also had other discrete tax adjustments which decreased the benefit for income taxes by $0.3 million in the first nine months of 2013.
Net Loss. As a result of the foregoing, net loss for the first nine months of 2014 was $11.1 million, or $0.37 per diluted share, compared to a net loss in the first nine months of 2013 of $11.5 million, or $0.50 per diluted share.
Reconciliations of EBITDA and Adjusted EBITDA to net loss and Restaurant-Level EBITDA to income (loss) from operations are as follows:

	Three Months Ended		Nine Months Ended
Reconciliation of EBITDA and Adjusted EBITDA:	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Net loss	$(1,721)	$(2,762)	$(11,082)	$(11,457)
Benefit for income taxes	(2,632)	(1,737)	(7,555)	(8,720)
Interest expense	4,683	4,708	14,080	14,130
Depreciation and amortization	9,318	8,536	27,121	24,990
EBITDA	9,648	8,745	22,564	18,943
Impairment and other lease charges	773	1,079	1,822	3,907
Acquisition and integration costs (1)	412	—	686	—
EEOC Litigation and settlement costs	—	—	—	85
Stock-based compensation expense	296	302	883	899
Adjusted EBITDA	$11,129	$10,126	$25,955	$23,834

Reconciliation of Restaurant-Level EBITDA:
Restaurant-Level EBITDA	$20,452	$18,564	$53,334	$50,007
Less:
General and administrative expenses	10,031	8,740	28,923	27,342
Depreciation and amortization	9,318	8,536	27,121	24,990
Impairment and other lease charges	773	1,079	1,822	3,907
Other expense (income)	—	—	25	(185)
Income (loss) from operations	$330	$209	$(4,557)	$(6,047)

(1)	Acquisition and integration costs for the periods presented include legal and professional fees, salaries, training and travel expenses incurred in connection with the 2014 acquisitions.
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
Interest payments under our debt obligations, capital expenditures, including our commitment to BKC to remodel restaurants, payments of royalties and advertising to BKC and payments related to our lease obligations represent significant liquidity requirements for us as well as any expenditures for the acquisition of additional Burger King® restaurants. We believe net proceeds from the issuance of our common stock in the Public Offering, cash generated from our operations, and availability of revolving credit borrowings under our senior credit facility will provide sufficient cash availability to cover our anticipated working capital needs, capital expenditures and debt service requirements for the next twelve months.

Operating Activities. Net cash provided from operating activities in the first nine months of 2014 was $10.9 million, a decrease of $5.3 million from cash provided from operating activities of $16.2 million in the first nine months of 2013. The decrease was due primarily to a greater increase in deferred income tax assets of $3.3 million in 2014 and a decrease in cash from changes in the components of net working capital of $2.3 million.
Investing Activities. Net cash used for investing activities in the first nine months of 2014 and 2013 was $42.5 million and $40.4 million, respectively.
In the first nine months of 2014 we acquired 29 Burger King® restaurants for an aggregate cash purchase price of $13.0 million. On April 30, 2014, we exercised our ROFR and acquired four Burger King® restaurants in Fort Wayne, Indiana for a cash purchase price of $0.7 million. In the third quarter on June 30, 2014, we exercised our ROFR and purchased four Burger King® restaurants in the Pittsburgh, Pennsylvania market for a cash purchase price of approximately $3.8 million including one fee-owned property. On July 22, 2014, we completed the acquisition of 21 Burger King® restaurants located in the Rochester, NY market and in the Southern Tier region of Western New York State in a negotiated transaction for a cash purchase price of approximately $8.5 million.
Subsequent to the end of the third quarter of 2014, on October 8, 2014, we exercised our ROFR and purchased 30 Burger King® restaurants in or around the Wilmington, North Carolina and Greenville, North Carolina markets for a cash purchase price of approximately $20.5 million, which included 12 fee-owned properties. We are currently marketing eleven of the fee-owned properties acquired in the 2014 acquisitions in sale-leaseback transactions. Also in the fourth quarter of 2014, on November 4, 2014, we purchased 64 Burger King® restaurants in or around the Nashville, TN, Springfield, IL, Terre Haute, IN, and Evansville, IN markets for a cash purchase price of $18.0 million excluding inventory.
Capital expenditures are a large component of our investing activities and include: (1) new restaurant development, which may include the purchase of real estate; (2) restaurant remodeling, which includes the renovation or rebuilding of the interior and exterior of our existing restaurants, including expenditures associated with our commitment to BKC to remodel restaurants to the 20/20 image and franchise agreement renewals; (3) other restaurant capital expenditures, which include capital maintenance expenditures for the ongoing reinvestment and enhancement of our restaurants including expenditures to support BKC’s ongoing menu enhancement initiatives; and (4) corporate and restaurant information systems, including expenditures for our point-of-sale systems for restaurants that we acquire.
The following table sets forth our capital expenditures for the periods presented (in thousands):

Nine Months Ended September 28, 2014
New restaurant development	$1,661
Restaurant remodeling	23,345
Other restaurant capital expenditures (1)	4,533
Corporate and restaurant information systems	3,173
Total capital expenditures	$32,712
Number of new restaurant openings (2)	1
Nine Months Ended September 29, 2013
New restaurant development	$582
Restaurant remodeling	31,574
Other restaurant capital expenditures (1)	5,724
Corporate and restaurant information systems	2,478
Total capital expenditures	$40,358
Number of new restaurant openings	—
 _____________

1)
Excludes restaurant repair and maintenance expenses included in other restaurant operating expenses in our consolidated financial statements. For the nine months ended September 28, 2014 and September 29, 2013, total restaurant repair and maintenance expenses were approximately $13.0 million and $13.2 million, respectively.

2)	Represents a restaurant which was relocated within the same market area under a new franchise agreement.
In 2014, we anticipate that total capital expenditures will range from $55 million to $58 million, although the actual amount of capital expenditures may differ from these estimates. Capital expenditures in 2014 are expected to include approximately $38 million to $40 million for remodeling a total of 100 to 110 restaurants in 2014 to the BKC 20/20 image standard, $4 million to scrape and rebuild three restaurants, capital restaurant maintenance expenditures of approximately $6.0 million and $5.0 million to $6.0 million of expenditures for corporate and restaurant information systems.
Investing activities in 2014 included $3.4 million for purchases of three existing restaurant properties that were sold in sale-leaseback transactions in 2014 and proceeds from sale-leaseback transactions of five restaurant properties of $6.6 million. The net proceeds from a sale-leaseback transaction in the first quarter was used to reduce outstanding borrowings under our senior credit facility and the net proceeds from sale-leaseback transactions in the second and third quarters were used to fund ongoing restaurant remodeling initiatives.
Financing Activities. Net cash provided by financing activities in the first nine months of 2014 was $66.6 million, due primarily from a public offering of our common stock completed in the second quarter which generated net cash proceeds of $67.3 million, net of related expenses. Net cash used in financing activities in the first nine months of 2013 was $0.8 million which was related to principal payments on capital leases.
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
The indenture governing the Notes contains customary default provisions, including without limitation, a cross default provision pursuant to which it is an event of default under the Notes and the indenture governing the Notes if there is a default under any of our indebtedness having an outstanding principal amount of $15.0 million or more which results in the acceleration of such indebtedness prior to its stated maturity or is caused by a failure to pay principal when due. We were in compliance as of September 28, 2014 with the restrictive covenants of the indenture governing the Notes.
Senior Credit Facility. On May 30, 2012, we entered into a senior credit facility, which provides for aggregate revolving credit borrowings of up to $20.0 million (including $15.0 million available for letters of credit) maturing on May 30, 2017. The senior credit facility also provides for potential incremental borrowing increases of up to $25.0 million, in the aggregate.
Under the senior credit facility (all terms not otherwise defined herein are defined in our senior credit facility), we have deposited $20.0 million in an account with the Administrative Agent as collateral for the senior credit facility until the date on which our Adjusted Leverage Ratio is less than 6.00x for two consecutive fiscal quarters (the “Cash Collateral Release Date"). This amount is classified as restricted cash on our consolidated balance sheet as of September 28, 2014.
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
At September 28, 2014 there were no revolving credit borrowings outstanding under the senior credit facility. After reserving $7.6 million for letters of credit issued under the senior credit facility for workers’ compensation and other insurance policies, $12.4 million was available for revolving credit borrowings under the senior credit facility at September 28, 2014.
Contractual Obligations
A table of our contractual obligations as of December 29, 2013 was included in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 29, 2013. There have been no significant changes to our contractual obligations during the nine months ended September 28, 2014.
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

•
Factors that affect the restaurant industry generally, including recalls if products become adulterated or misbranded, liability if our products cause injury, ingredient disclosure and labeling laws and regulations, reports of cases of food borne illnesses, and the possibility that consumers could lose confidence in the safety and quality of certain food products, as well as negative publicity regarding food quality, illness, injury or other health concerns.

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes from the information presented in Item 7A included in our Annual Report on Form 10-K for the year ended December 29, 2013, as amended, with respect to our market risk sensitive instruments.
A 1% change in interest rates would have resulted in a nominal change to interest expense for the three and nine months ended September 28, 2014 and no change to interest expense for the three and nine months ended September 29, 2013.

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
Evaluation of Disclosure Controls and Procedures. We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 28, 2014.
No change occurred in our internal control over financial reporting during the third quarter of 2014 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information
None
Item 6. Exhibits
(a) The following exhibits are filed as part of this report.

Exhibit No.
10.1	Asset Purchase Agreement dated as of August 22, 2014 between Carrols LLC and Heartland Illinois Food Corp.
10.2	Asset Purchase Agreement dated as of August 22, 2014 between Carrols LLC and Heartland Indiana LLC
10.3	Asset Purchase Agreement dated as of August 22, 2014 between Carrols LLC and Heartland Midwest LLC
31.1	Chief Executive Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Carrols Restaurant Group, Inc.
31.2	Chief Financial Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Carrols Restaurant Group, Inc.
32.1	Chief Executive Officer’s Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Carrols Restaurant Group, Inc.
32.2	Chief Financial Officer’s Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Carrols Restaurant Group, Inc.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARROLS RESTAURANT GROUP, INC.

Date: November 6, 2014	/s/ Daniel T. Accordino
(Signature)
Daniel T. Accordino Chief Executive Officer

Date: November 6, 2014	/s/ Paul R. Flanders
(Signature)
Paul R. Flanders Vice President – Chief Financial Officer and Treasurer