Form 10-K
period 2014-12-28
CARROLS RESTAURANT GROUP, INC.
filed 2015-03-04
CIK 809248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of February 27, 2015 Carrols Restaurant Group, Inc. had 35,487,161 shares of its common stock, $.01 par value, outstanding. The aggregate market value of the common stock held by non-affiliates as of June 29, 2014 of Carrols Restaurant Group, Inc. was $241,946,698.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for Carrols Restaurant Group, Inc's 2015 Annual Meeting of Stockholders, which is expected to be filed pursuant to Regulation 14A no later than 120 days after the conclusion of Carrols Restaurant Group, Inc.'s fiscal year ended December 28, 2014 are incorporated by reference into Part III of this annual report.

CARROLS RESTAURANT GROUP, INC.
FORM 10-K
YEAR ENDED DECEMBER 28, 2014

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
We use a 52 or 53 week fiscal year ending on the Sunday closest to December 31. Our fiscal years ended January 2, 2011, January 1, 2012, December 30, 2012, December 29, 2013 and December 28, 2014 each contained 52 weeks.
In this Annual Report on Form 10-K, we refer to information, forecasts and statistics regarding the restaurant industry and to information, forecasts and statistics from Nation's Restaurant News, the U.S. Census Bureau and the U.S. Department of Agriculture. Any reference to BKC in this Annual Report on Form 10-K refers to Burger King Worldwide, Inc. and its wholly-owned subsidiaries, including Burger King Corporation, and its parent company Restaurant Brands International, Inc. Unless otherwise indicated, information regarding BKC in this Annual Report on Form 10-K has been made publicly available by BKC.
Forward-Looking Statements
This 2014 Annual Report on Form 10-K contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements that are predictive in nature or that depend upon or refer to future events or conditions are forward-looking statements. These statements are often identified by the words “may”, “might”, “will”, “should”, “anticipate”, “believe”, “expect”, “intend”, “estimate”, “hope”, “plan” or similar expressions. In addition, expressions of our strategies, intentions or plans are also forward-looking statements. These statements reflect management's current views with respect to future events and are subject to risks and uncertainties, both known and unknown. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their date. There are important factors that could cause actual results to differ materially from those in forward-looking statements, many of which are beyond our control. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected or implied in the forward-looking statements. We have identified significant factors that could cause actual results to differ materially from those stated or implied in the forward-looking statements. For more information, please see Item 1A-Risk Factors. We believe important factors that could cause actual results to differ materially from our expectations include the following, in addition to other risks and uncertainties discussed herein:

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

•
Factors that affect the restaurant industry generally, including recalls if products become adulterated or misbranded, liability if our products cause injury, ingredient disclosure and labeling laws and regulations, reports of cases of food borne illnesses such as “mad cow” disease, and the possibility that consumers could lose confidence in the safety and quality of certain food products, as well as negative publicity regarding food quality, illness, injury or other health concerns; and

•	Other factors discussed under Item 1A - "Risk Factors" and elsewhere herein.

ITEM 1. BUSINESS
Overview
Our Company
We are one of the largest restaurant companies in the United States and have been operating restaurants for more than 50 years. We are the largest Burger King® franchisee in the United States, based on number of restaurants, and have operated Burger King restaurants since 1976. As of December 28, 2014, we owned and operated 674 Burger King restaurants located in 15 Northeastern, Midwestern and Southeastern states. Burger King restaurants feature the popular flame-broiled Whopper® sandwich, as well as a variety of hamburgers, chicken and other specialty sandwiches, french fries, salads, breakfast items, snacks, smoothies, frappes and other offerings. We believe that our size, seasoned management team, extensive operating infrastructure, experience and proven operating disciplines differentiate us from many of our competitors as well as many other Burger King operators.
According to BKC, as of December 31, 2014 there were a total of 14,372 Burger King restaurants, of which 14,320 were franchised and 7,354 were located in the United States and Canada. Burger King is the second largest hamburger restaurant chain in the world (as measured by number of restaurants) and we believe that the Burger King brand is one of the world's most recognized consumer brands. Burger King restaurants have a distinctive image and are generally located in high-traffic areas throughout the United States. Burger King restaurants are designed to appeal to a broad spectrum of consumers, with multiple day-part meal segments targeted to different groups of consumers. We believe that the competitive attributes of Burger King restaurants include significant brand recognition, convenience of location, quality, speed of service and price.
Our Burger King restaurants are typically open seven days per week and generally have operating hours ranging from 6:00 am to midnight on Sunday to Wednesday and to 2:00 am on Thursday to Saturday.
Our existing restaurants consist of one of several building types with various seating capacities. Our typical freestanding restaurant contains approximately 2,800 to 3,200 square feet with seating capacity for 90 to 100 customers, has drive-thru service windows and has adjacent parking areas. The building types for recently constructed or remodeled Burger King restaurants utilize 2,600 square feet and typically have seating capacity for 60 to 70 customers. As of December 28, 2014, almost all of our restaurants were freestanding. We operate our restaurants under franchise agreements with BKC.
On May 7, 2012, we completed the spin-off of Fiesta Restaurant Group, which included the Pollo Tropical and Taco Cabana restaurant businesses which we refer to as the "spin-off".

On May 30, 2012, we acquired 278 Burger King restaurants from BKC, which we refer to as the "2012 acquisition", including BKC's assignment of its right of first refusal on franchise restaurant transfers in 20 states as follows: Connecticut (except Hartford county), Delaware, Indiana, Kentucky, Maine, Maryland, Massachusetts (except for Middlesex, Norfolk and Suffolk counties), Michigan, New Hampshire, New Jersey, New York (except for Bronx, Kings, Nassau, New York, Queens, Richmond, Suffolk and Westchester counties), North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina, Vermont, Virginia, Washington DC and West Virginia, (the "ROFR") pursuant to an operating agreement with BKC as amended on January 26, 2015, which we refer to as the "operating agreement", dated as of May 30, 2012. In addition, pursuant to the operating agreement, BKC granted us, on a non-exclusive basis, franchise pre-approval to acquire restaurants from Burger King franchisees in the 20 states covered by the ROFR until we operate 1,000 Burger King restaurants. Newly constructed or acquired restaurants beyond 1,000, or acquisitions in states not subject to the ROFR would be subject to BKC's customary approval process. We also agreed to remodel 455 Burger King restaurants to BKC's "20/20" restaurant image.
We refer to the restaurants acquired from BKC in the 2012 transaction as our "2012 acquired restaurants". As of December 28, 2014, we were operating 263 of such acquired restaurants. Additionally, in 2014 we acquired an additional 123 restaurants from other franchisees in five separate transactions, which we refer to as the "2014 acquired restaurants". All of our other Burger King restaurants are referred to as our "legacy restaurants".
For the fiscal year ended December 28, 2014, our restaurants generated total revenues of $692.8 million and our comparable restaurant sales increased 0.6%. Our average annual restaurant sales for all restaurants were approximately $1,210,000 per restaurant.
Our Competitive Strengths
We believe we have the following competitive strengths:
Largest Burger King Franchisee in the United States.   We are the largest Burger King franchisee in the United States based on number of restaurants, and are well positioned to leverage the scale and marketing of one of the most recognized brands in the restaurant industry. We believe the geographic dispersion of our restaurants provides us with stability and enhanced growth opportunities in many of the markets in which we operate. We also believe that our large number of restaurants increases our ability to effectively manage the awareness of the Burger King brand in certain markets through our ability to influence local advertising and promotional activities.

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

Consistent Operating History and Financial Strength.   We believe that the quality and sophistication of our restaurant operations have driven our strong restaurant level performance. Our restaurants have generally outperformed the Burger King system from a comparable sales perspective over time. Our strong restaurant level operations coupled with our financial management capabilities have resulted in consistent and stable cash flows. We have demonstrated our ability to prudently manage financial leverage through a variety of economic cycles. We believe that our cash flow from operations, availability of revolving credit borrowings under our senior credit facility and availability to the capital markets will be used to fund our ongoing operations and strategic capital expenditure needs.

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

Strategic Relationship with Burger King Corporation.    We believe that the structure of the 2012 acquisition strengthens our well-established relationship with BKC and further aligns our common interests to grow our business. We intend to continue to expand by making acquisitions, including acquisitions resulting from the exercise of the ROFR obtained in the 2012 acquisition as well as other acquisition pre-approval rights. The consideration to BKC included an equity interest in Carrols Restaurant Group, which is now approximately 21.0%. Since the 2012 acquisition, two of BKC's senior executives have served on our Board of Directors. Jose Cil, Executive Vice President and President, Burger King, of Restaurant Brands International Inc., the indirect parent company of BKC, and Alexandre Macedo, BKC's President of North America, currently serve on our board of directors. Our restaurants represent approximately 9.2% of the Burger King locations in North America as of December 28, 2014. We believe that the combination of our rights under the operating agreement, BKC's equity interest and its board level representation will continue to reinforce the alignment of our common interests with BKC for the long term.

Multiple Growth Levers. We believe our historical track record of acquiring and integrating restaurants and our commitment to remodel our restaurants provides multiple avenues to grow our business. With more than 50 years of restaurant operating experience, we have successfully grown our business through acquisitions, including our acquisitions in 2014 of a total of 123 restaurants from other franchisees in five separate transactions and our acquisition in May 2012 of 278 restaurants from BKC. Since the 2012 acquisition, we have experienced increases in comparable restaurant sales, increased restaurant-level profitability and improved operating metrics at the 2012 acquired restaurants. In addition, we have remodeled a total of 302 restaurants over the past two years to BKC’s 20/20 restaurant image which we believe has improved the guests’ overall experience and increased customer traffic.

Experienced Management Team with a Proven Track Record.    We believe that our senior management team's extensive experience in the restaurant industry and its long and successful history of developing, acquiring, integrating and operating quick-service restaurants provide us with a competitive advantage. Our management team has a successful history of integrating acquired restaurants, and over the past 20 years, we have significantly increased the number of Burger King restaurants we own and operate, largely through acquisitions. In addition, we successfully acquired, integrated and expanded the Pollo Tropical and Taco Cabana brands during 1998 to 2012 prior to our spin-off of Fiesta. Our operations are overseen by our Chief Executive Officer, Dan Accordino, who has over 40 years of Burger King and quick-service restaurant experience and eight Regional Directors that have an average of 27 years of Burger King restaurant experience. Eighty-nine district managers support the Regional Directors of which 49 have over 15 years of restaurant management experience in the Burger King system. Our operations management is further supported by our infrastructure of financial, information systems, real estate, human resources and legal professionals.
Our Business Strategies
Our primary business strategies are as follows:
Increase Restaurant Sales and Customer Traffic.    BKC has identified and implemented a number of strategies to increase brand awareness, increase market share, improve overall operations and drive future growth. These strategies are central to our strategic objectives to deliver profitable growth.

•
Products.  The strength of the BKC menu has been built on a distinct flame-grilled cooking platform to make better tasting hamburgers. We believe that BKC intends to continue to optimize the menu by focusing on core products, such as the flagship Whopper® sandwich, while maintaining a balance between value promotions and premium limited time offerings to drive sales and traffic. In April 2012, BKC launched one of the broadest expansions of food offerings in its 58-year history, including the introduction of Garden Fresh Salads, Wraps, Real Fruit Smoothies and Frappes. Product innovation has continued since then with a multi-tier balanced approach to value and premium offerings, pairing value promotions, such as the 2 for $5 mix and match product offerings, with premium limited time offerings. There have also been a number of enhancements to food preparation procedures to improve the quality of BKC's existing products. These new menu platforms and quality improvements form the backbone of BKC's strategy to appeal to a broader consumer base and to increase restaurant sales.

•
Image.  We believe that re-imaged restaurants increase curb appeal and result in increased restaurant sales. We agreed to remodel 455 restaurants beginning in 2012 and 46 restaurants acquired in 2014 to BKC's 20/20 restaurant image which features a fresh, sleek, eye-catching design. The restaurant redesign incorporates easy-to-navigate digital menu boards in the dining room, streamlined merchandising at the drive-thru and flat screen televisions in the dining area. We believe the restaurant remodeling plan has improved our guests' dining experience and increased customer traffic. As of December 28, 2014, we have remodeled a total of 302 restaurants to the 20/20 restaurant image and have a total of 325 restaurants with that image, which includes restaurants converted prior to our acquisition.

•
Advertising and Promotion. We believe that we will continue to benefit from BKC's advertising support of its menu items, product enhancement and reimaging initiatives. BKC has established a data driven marketing process which has focused on driving restaurant sales and traffic, while targeting a broad consumer base with more inclusive messaging. This strategy uses multiple touch points to advertise our products, including digital advertising, social media and on-line video in addition to traditional television advertising. BKC has a food-centric marketing strategy which focuses consumers on the food offerings, the core asset, and balances value promotions and premium limited time offerings to drive profitable restaurant sales and traffic. In 2013, BKC initiated a 2 for $5 premium sandwich promotion which features a selection of premium sandwiches which vary from time to time and also serves as a platform for the promotion of new premium sandwiches as they are introduced.

•
Operations. We believe that improving restaurant operations and enhancing the customer experience are key components to increasing the profitability of our restaurants. We believe we will benefit from BKC's ongoing initiatives to improve food quality, simplify restaurant level execution and monitor operational performance, all of which are designed to improve the customer experience and increase customer traffic.

Strategically Remodel to Elevate Brand Profile and Increase Profit Potential. As of December 28, 2014 we have remodeled a total of 302 restaurants to BKC's 20/20 restaurant image which we believe has improved the customer experience, increased traffic and led to a higher average check size. Over the next two years, we plan to strategically remodel an additional 150 or more locations to BKC's 20/20 image. Based on our recent experience, our restaurants remodeled to BKC's 20/20 image have generated an average sales lift of approximately 10% and have resulted in an attractive return on investment. We believe there are opportunities to increase profitability by remodeling additional restaurants including restaurants that we have acquired or may acquire in the future.
Selectively Acquire and Develop Additional Burger King Restaurants.   As of December 28, 2014, we operated 674 Burger King restaurants, making us one of the largest Burger King franchisees in the world. In addition, as a part of the 2012 acquisition, we acquired the ROFR and were granted certain pre-approval rights to acquire additional franchised restaurants and to develop new restaurants. Due to the number of restaurants and franchisees in the Burger King franchise system and our historical success in acquiring and integrating restaurants, we believe that there is considerable opportunity for future growth. There are more than 2,000 Burger King restaurants we do not own in states in which we have the ROFR and pre-approval rights. Furthermore, we believe there are additional Burger King restaurants in states not subject to the ROFR that could be attractive acquisition candidates, subject to BKC's customary approval. While our primary focus in 2015 will be improving the profitability of the 2014 acquired restaurants and executing our remodeling strategy discussed above, we believe that the assignment of the ROFR and the pre-approval to acquire and develop additional restaurants provide us with the opportunity to significantly expand our ownership of Burger King restaurants in the future. While we may evaluate and discuss potential acquisitions of additional restaurants from time to time, we currently have no understandings, commitments or agreements with respect to any material acquisitions. We may be required to obtain additional financing to fund future acquisitions. There can be no assurance that we will be able to obtain additional financing, if necessary, on acceptable terms or at all.
Improve Profitability of Restaurants We Acquire by Leveraging Our Existing Infrastructure and Best-Practices.    For acquired restaurants, we believe we can realize benefits from economies of scale, including leveraging our existing infrastructure across a larger number of restaurants. Additionally, we believe that our skilled management team, sophisticated information technology, operating systems and training and development programs support our ability to enhance operating efficiencies at any restaurants we may acquire. We have demonstrated our ability to increase the profitability of acquired restaurants and we believe, over time, that we will improve profitability and operational efficiency at the restaurants we have and will acquire.
Restaurant Economics
Selected restaurant operating data for our restaurants is as follows:

	Year Ended
	December 30, 2012	December 29, 2013	December 28, 2014
Average annual sales per restaurant (1)	$1,180,761	$1,176,806	$1,210,264
Average sales transaction	$6.00	$6.11	$6.40
Drive-through sales as a percentage of total sales	64.9%	65.0%	65.3%
Day-part sales percentages:
Breakfast	14.3%	14.8%	14.4%
Lunch	31.5%	31.3%	31.5%
Dinner	26.6%	26.6%	27.4%
Afternoon and late night	27.6%	27.3%	26.7%

(1)	Average annual sales per restaurant are derived by dividing restaurant sales by the average number of restaurants operating during the period.
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
BKC's 20/20 restaurant design draws inspiration from its signature flame-grilled cooking process and incorporates a variety of innovative elements to a backdrop that evokes the industrial look of corrugated metal, brick, wood and concrete. The cost of remodeling a restaurant to the 20/20 image varies depending upon the age and condition of the restaurant and the amount of new equipment needed and can range from $200,000 to $500,000 per restaurant with an average projected cost of approximately $400,000 per restaurant in 2015. The average cost of these remodels over last three years was approximately $330,000. The total cost of a remodel has increased over time due to the replacement of certain kitchen equipment at the time of the remodel which is incremental to the cost to upgrade to the 20/20 design. Pursuant to the operating agreement, as amended, we agreed to remodel 455 Burger King restaurants to BKC's 20/20 restaurant image. In connection with the acquisition of 64 Burger King restaurants in 2014, we entered into an agreement with BKC to remodel 46 of the restaurants acquired over a five-year period beginning in 2014. We have remodeled a total of 302 restaurants as of December 28, 2014 and we plan to remodel approximately 60 to 70 additional restaurants in 2015. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent and Future Events Affecting our Results of Operations".
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
Seasonality
Our business is moderately seasonal due to regional weather conditions. Due to the location of our restaurants, sales are generally higher during the summer months than during the winter months. The 2012 acquired restaurants have somewhat moderated the seasonal impact on our business due to the increased concentration of 2012 acquired restaurants in the Southeast.
Restaurant Locations
The following table details the locations of our 674 Burger King restaurants as of December 28, 2014:

State	Total Restaurants
Illinois	19
Indiana	92
Kentucky	17
Maine	4
Massachusetts	1
Michigan	21
New Jersey	1
New York	136
North Carolina	164
Ohio	85
Pennsylvania	37
South Carolina	28
Tennessee	27
Vermont	1
Virginia	41
Total	674

Operations
Management Structure
We conduct substantially all of our executive management, finance, marketing and operations support functions from our corporate headquarters in Syracuse, New York. Carrols Restaurant Group is led by our Chief Executive Officer and President, Daniel T. Accordino, who has over 40 years of Burger King and quick-service restaurant experience at our company.
Our operations for our restaurants are overseen by eight Regional Directors that have an average of over 27 years of Burger King restaurant experience. Eighty-nine district managers support the Regional Directors for our restaurants.
A district manager is responsible for the direct oversight of the day-to-day operations of an average of approximately seven to eight restaurants.  Typically, district managers have previously served as restaurant managers at one of our restaurants.  Regional directors, district managers and restaurant managers are compensated with a fixed salary plus an incentive bonus based upon the performance of the restaurants under their supervision, and for our regional directors and district managers, the combined performance of all of our restaurants.  Typically, our restaurants are staffed with hourly employees who are supervised by a salaried manager and one to three salaried assistant managers.
Training
We maintain a comprehensive training and development program for all of our personnel and provide both classroom and in-restaurant training for our salaried and hourly personnel. The program emphasizes system-wide operating procedures, food preparation methods and customer service standards. BKC's training and development programs are also available to us as a franchisee.
Management Information Systems
Our sophisticated management information systems provide us with the ability to efficiently and effectively manage our restaurants and to ensure consistent application of operating controls at our restaurants. Our size affords us the ability to maintain an in-house staff of information technology and restaurant systems professionals dedicated to continuously enhancing our systems. In addition, these capabilities allow us to integrate restaurants that we acquire and achieve greater economies of scale and operating efficiencies.
We completed the installation of new point-of-sale (POS) systems at our legacy restaurants in 2012. We also typically replace the POS systems at restaurants we acquire shortly after acquisition and implement our POS, labor and inventory management systems. Our restaurants employ touch-screen POS systems that are designed to facilitate accuracy and speed of order taking. These systems are user-friendly, require limited cashier training and improve speed-of-service through the use of conversational order-taking techniques. The POS systems are integrated with PC-based applications at the restaurant and hosted systems at our corporate office that are designed to facilitate financial and management control of our restaurant operations.
Our restaurant systems provide daily tracking and reporting of traffic counts, menu item sales, labor and food data including costs and inventories, and other key operating metrics for each restaurant. We communicate electronically with our restaurants on a continuous basis via a high-speed data network, which enables us to collect this information for use in our corporate management systems in near real-time. Our corporate headquarters manages systems that support all of our accounting, operating and reporting systems. We also operate a 24-hour, seven-day help desk at our corporate headquarters that enables us to provide systems and operational support to our restaurant operations as required. Among other things, our restaurant information systems provide us with the ability to:

•	monitor labor utilization and sales trends on a real-time basis at each restaurant, enabling the restaurant manager to effectively manage to our established labor standards on a timely basis;

•	reduce inventory shrinkage using restaurant-level inventory management and centralized standard costing systems;

•	analyze sales and product mix data to help restaurant managers forecast production levels;

•	monitor day-part drive-thru speed of service at each of our restaurants;

•	systematically communicate human resource and payroll data to our administrative offices for efficient centralized management of labor costs and payroll processing;

•	employ centralized control over price, menu and inventory management activities at the restaurant utilizing the remote management capabilities of our systems;

•	take advantage of electronic commerce including our ability to place orders with suppliers and to integrate detailed invoice, receiving and product data with our inventory and accounting systems;

•	provide analyses, reporting and tools to enable all levels of management to review a wide-range of financial, product mix and operational data; and

•	systematically analyze and report on detailed transactional data to help detect and identify potential theft.
Critical information from our systems is available in near real-time to our restaurant managers, who are expected to react quickly to trends or situations in their restaurant. Our district managers also receive near real-time information from all restaurants under their control and have computer access to key operating data on a remote basis using our corporate intranet-based reporting. Management personnel at all levels, from the restaurant manager through senior management, utilize key restaurant performance indicators to manage our business.
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
In order to obtain a successor franchise agreement with BKC, a franchisee is typically required to make capital improvements to the restaurant to bring it up to BKC's current image standards. The cost of these improvements may vary widely depending upon the magnitude of the required changes and the degree to which we have made interim improvements to the restaurant. At December 28, 2014, we had 30 franchise agreements due to expire in 2015, 34 franchise agreements due to expire in 2016 and 50 franchise agreements due to expire in 2017. The majority of the restaurants where franchise agreements expire in the next three years have either previously been remodeled to the 20/20 image or the franchise agreement will not be renewed due to the operating performance of the restaurant. In recent years, the historical costs of improving our Burger King restaurants in connection with franchise renewals generally have ranged from $200,000 to $500,000 per restaurant. The average cost of our remodels to the 20/20 image in the past three years was approximately $330,000 per restaurant. The cost of remodels can vary depending upon the age and condition of the restaurant and the amount of new equipment needed. The cost of capital improvements made in connection with future franchise agreement renewals may differ substantially from past franchise renewals depending on the current image requirements established from time to time by BKC.
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
We evaluate the performance of our Burger King restaurants on an ongoing basis. Such evaluation depends on many factors, among other things, including our assessment of the anticipated future operating results of the subject restaurants and the cost of required capital improvements that we would need to commit for such restaurants. If we determine that a Burger King restaurant is under-performing, or that we do not anticipate an adequate return on the capital required to renew the franchise agreement, we may elect to close such restaurant. We may also relocate (offset) a restaurant within its trade area and build a new Burger King restaurant as part of the franchise renewal process. In 2014, we closed ten restaurants, excluding one restaurant that was relocated within its trade area. We currently expect to close 15 to 20 restaurants in 2015, excluding any relocation of existing restaurants. However, based on the current operating results of these restaurants, we believe that the impact on our results of operations as a result of such restaurant closures will not be material, although there can be no assurance in this regard. Our determination to close these restaurants is subject to further evaluation and may change. We may also elect to close additional restaurants in the future.
In addition to the initial franchise fee, we generally pay BKC a monthly royalty. The royalty rate for new restaurants and for successor franchise agreements is 4.5% of sales. Royalty payments for restaurants acquired from other franchisees are based on the terms of existing franchise agreements being acquired, which are generally less than 4.5%. Royalty payments to BKC under new franchise agreements for the 2012 acquired restaurants are at a contractual rate of 4.5%. The royalty rate was increased from 3.5% to 4.5% of sales in 2000, and generally for restaurants in existence in 2000, becomes effective upon the renewal of the franchise agreement. Burger King royalties, as a percentage of our restaurant sales, were 4.2% in 2014, 2013 and 2012. We anticipate our Burger King royalties, as a percentage of our restaurant sales, will be 4.2% in 2015 as a result of the terms outlined above.
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
We are generally required to contribute 4% of restaurant sales to an advertising fund utilized by BKC for its advertising, promotional programs and public relations activities. For the restaurants acquired from BKC in 2012, the franchise agreements provide for an advertising contribution of 4% of restaurant sales and local advertising investment spending of no less than 0.75% of restaurant sales in the designated market areas where the franchised restaurants are located, subject to certain other conditions and limitations. BKC's advertising programs consist of national campaigns supplemented by local advertising. BKC's advertising campaigns are generally carried on television, radio and in circulated print media (national and regional newspapers and magazines). As a percentage of our restaurant sales advertising expense was 4.0% in 2014, 4.5% in 2013 and 4.1% in 2012. For 2015 we anticipate advertising expense to range between 4.0% and 4.2% of restaurant sales.
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
In connection with BKC's 2011 initiatives to support the installation of digital menu boards, the introduction of new menu items and enhancements to the quality of our food preparation, we made expenditures in our restaurants of approximately $9.0 million in 2011 and $0.5 million in 2012. Beginning in 2012, BKC reduced the required advertising contribution by $5,400 per restaurant per year through 2015, for those restaurants whose expenditures included a digital menu board, and $3,000 per restaurant per year through 2015, for those restaurants whose expenditures excluded a digital menu board. At December 28, 2014 we had 374 restaurants qualifying for the $5,400 per year advertising reduction and 8 restaurants qualifying for the $3,000 per year advertising reduction. To receive the advertising reductions prospectively we must be in full compliance with our franchise agreements including being current on all payments to BKC for royalties, advertising and occupancy related charges. As of December 28, 2014 we were in compliance with our franchise agreements.
Suppliers
We are a member of a national purchasing cooperative, Restaurant Services, Inc., which we refer to as "RSI", created for the Burger King system. RSI is a non-profit independent cooperative that acts as the purchasing agent for approved distributors to the Burger King system and serves to negotiate the lowest cost for the system. We use our purchasing power to negotiate directly with certain other vendors, to obtain favorable pricing and terms for supplying our restaurants. For our restaurants, we are required to purchase all of our foodstuffs, paper goods and packaging materials from BKC-approved suppliers. We currently utilize three distributors, Maines Paper & Food Service, Inc., Reinhart Food Service L.L.C. and MBM Food Service Inc., to supply our restaurants with the majority of our foodstuffs and, as of December 28, 2014, such distributors supplied 35%, 34% and 31%, respectively, of our restaurants. We may purchase non-food items, such as kitchen utensils, equipment maintenance tools and other supplies, from any suitable source so long as such items meet BKC product uniformity standards. All BKC-approved distributors are required to purchase foodstuffs and supplies from BKC-approved manufacturers and purveyors. BKC is responsible for monitoring quality control and supervision of these manufacturers and conducts regular visits to observe the preparation of foodstuffs, and to run various tests to ensure that only quality foodstuffs are sold to its approved suppliers. In addition, BKC coordinates and supervises audits of approved suppliers and distributors to determine continuing product specification compliance and to ensure that manufacturing plant and distribution center standards are met. Although we believe that we have alternative sources of supply available to our restaurants, in the event any distributor or supplier for our restaurants was unable to service us, this could lead to a disruption of service or supply at our restaurants until a new distributor or supplier is engaged, which could have an adverse effect on our business.
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
We operate in accordance with quality assurance and health standards mandated by federal, state and local governmental laws and regulations. These standards include food preparation rules regarding, among other things, minimum cooking times and temperatures, maximum time standards for holding prepared food, food handling guidelines and cleanliness. To maintain these standards, under BKC's oversight third-party firms conduct unscheduled inspections and follow-up inspections of our restaurants and report their findings to us. In addition, restaurant managers conduct internal inspections for taste, quality, cleanliness and food safety on a regular basis.
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
The Patient Protection and Affordable Care Act (the “Act”) required businesses employing fifty or more full-time equivalent employees to offer health care benefits to those full-time employees beginning in January 2015, or be subject to an annual penalty. Those benefits must be provided under a health care plan which provides a certain minimum scope of health care services. The Act also limits the portion of the cost of the benefits which we can require employees to pay.
Based on our initial enrollment at the beginning of 2015, we estimate 10% to 15% of our approximately 1,300 eligible hourly employees will opt for coverage under our medical plan. We estimate that our additional cost for health care coverage for our hourly employees, solely from the eligibility provisions of the Act, will range between $0.5 million and $0.6 million in 2015. In addition for 2015, we anticipate additional fee assessments under the Act of $1.5 million associated with our current health care coverage of our employees. There are no assurances that a combination of cost management and menu price increases can accommodate all of the potential increased costs associated with these regulations.
We are also subject to various federal, state and local environmental laws, rules and regulations. We believe that we conduct our operations in substantial compliance with applicable environmental laws and regulations. Our costs for compliance with environmental laws or regulations have not had a material adverse effect on our results of operations, cash flows or financial condition in the past.
Industry and Competition
The Restaurant Market
Restaurant sales historically have closely tracked several macroeconomic indicators and we believe that “away-from-home” food consumption will increase as the economy continues to improve. Historically, unemployment has been inversely related to restaurant sales and, as the unemployment rate decreases and disposable income increases, restaurant sales have increased. In 2013, 49.6% of food dollars were spent on food away from home and is projected to surpass at-home dining in 2015 according to the U.S. Department of Agriculture.
Quick-Service Restaurants. We operate in the hamburger category of the quick-service restaurant segment of the restaurant industry. Quick-service restaurants are distinguished by high speed of service and efficiency, convenience, limited menu and service, and value pricing. According to Nation's Restaurant News, 2013 U.S. foodservice sales for the Top 100 restaurant chains increased 3.2% from 2012 to $222.1 billion. Of this amount, the hamburger category represented $72.7 billion, or 32.7%, making it the largest category of the quick-service segment.
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
Employees
As of December 28, 2014, we employed approximately 20,400 persons of which approximately 150 were administrative personnel and approximately 20,250 were restaurant operations personnel. None of our employees are are unionized or covered by collective bargaining agreements. We believe that our overall relations with our employees are good.
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
We make available at no cost through our website (www.carrols.com) our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as well as other reports relating to us that are filed or furnished to the SEC, as soon as reasonably practicable after electronically filing such material with the SEC. The reference to our website address is a textual reference only, meaning that it does not constitute incorporation by reference of the information contained on the website and should not be considered part of this document.
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
Our franchise agreements typically have a 20-year term after which BKC's consent is required to receive a successor franchise agreement. Our franchise agreements with BKC that are set to expire over the next three years are as follows: 30 in 2015, 34 in 2016 and 50 in 2017.
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
As part of our strategy, we intend to pursue the acquisition of additional Burger King restaurants. Pursuant to the operating agreement, dated as of May 30, 2012, as amended on January 26, 2015, between BKC and Carrols LLC, BKC assigned to us its ROFR under its franchise agreements with its franchisees to purchase all of the assets of a restaurant or all or substantially all of the voting stock of the franchisee, whether direct or indirect, on the same terms proposed between such franchisee and a third party purchaser in 20 states as follows: Connecticut (except Hartford county), Delaware, Indiana, Kentucky, Maine, Maryland, Massachusetts (except for Middlesex, Norfolk and Suffolk counties), Michigan, New Hampshire, New Jersey, New York (except for Bronx, Kings, Nassau, New York, Queens, Richmond, Suffolk and Westchester counties), North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina, Vermont, Virginia, Washington DC, and West Virginia. In addition, pursuant to the operating agreement, BKC granted us, on a non-exclusive basis, franchise pre-approval to, among other things, acquire restaurants from Burger King franchisees in the DMAs until the date that we operate 1,000 Burger King restaurants. As part of the franchise pre-approval, BKC granted us pre-approval for acquisitions of restaurants from franchisees in the 20 states where we have an existing Burger King restaurant, subject to and in accordance with the terms of the operating agreement. Although we believe that opportunities for future acquisitions may be available from time to time, competition for acquisition candidates may exist or increase in the future. Consequently, there may be fewer acquisition opportunities available to us at an attractive acquisition price. There can be no assurance that we will be able to identify, acquire, manage or successfully integrate additional restaurants without substantial costs, delays or operational or financial problems. In the event we are able to acquire additional restaurants, the integration and operation of the acquired BKC restaurants may place significant demands on our management, which could adversely affect our ability to manage our existing restaurants. We may be required to obtain additional financing to fund future acquisitions. There can be no assurance that we will be able to obtain additional financing, if necessary, on acceptable terms or at all. Both our senior credit facility and the indenture governing the $150 million of 11.25% Senior Secured Second Lien Notes due 2018 (the "Notes") contain restrictive covenants that may prevent us from incurring additional debt to acquire additional Burger King restaurants.
We are required to make substantial capital expenditures in connection with the remodeling of our restaurants.
The remodeling of our Burger King restaurants pursuant to the agreed upon remodel plan set forth in the amended operating agreement as well as other remodeling commitments we have made to BKC in connection with our acquisitions may be substantially costlier than we currently anticipate. We may also incur substantial capital expenditures as a result of acquiring restaurants, including restaurants acquired by exercising the ROFR. If we are required to make greater than anticipated capital expenditures in connection with either or both of these activities, our business, financial condition and cash flows could be adversely affected. In addition, if we do not complete the required number of restaurant remodels contemplated in the amended operating plan, a suspension of our ROFR could occur. In addition, we currently will be required to obtain additional financing to the fund the remodeling of our Burger King restaurants pursuant to the agreed upon remodel plan. Although we are currently considering a potential refinancing of our Notes and our senior credit facility, there can be no assurance that such refinancing will be completed, or that we will be able to obtain additional financing to fund our remodel plan and capital expenditures, on acceptable terms or at all.
We may experience difficulties in integrating restaurants acquired by us into our existing business.
The acquisition of a significant number of restaurants will involve the integration of those acquired restaurants with our existing business. The difficulties of integration include:

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
In our evaluation of our recent and potential acquisitions, assumptions are made as to our ability to increase sales as well as improve restaurant-level profitability particularly in the areas of food, labor and cash controls as well as other operating expenses. If we are not able to make such improvements in these operational areas as planned, the acquired restaurants' targeted profitability levels will be affected which could cause an adverse effect on our overall financial results and financial condition.
We could be adversely affected by food-borne illnesses, as well as widespread negative publicity regarding food quality, illness, injury or other health concerns.
Negative publicity about food quality, illness, injury or other health concerns (including health implications of obesity) or similar issues stemming from one restaurant or a number of restaurants could materially adversely affect us, regardless of whether they pertain to our own restaurants, other Burger King restaurants, or to restaurants owned or operated by other companies. For example, health concerns about the consumption of beef or chicken or by specific events such as the outbreak of “mad cow” disease could lead to changes in consumer preferences, reduce consumption of our products and adversely affect our financial performance. These events could also reduce the available supply of beef or chicken or significantly raise the price of beef or chicken.
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
We are a member of a national purchasing cooperative, Restaurant Services, Inc., or “RSI,” which serves as the purchasing agent for approved distributors to the Burger King system. We are required to purchase all of our foodstuffs, paper goods and packaging materials from BKC-approved suppliers. We currently utilize three distributors for our restaurants, Maines Paper & Food Service, Inc., Reinhart Food Service L.L.C. and MBM Food Service Inc., to supply our restaurants in various geographical areas. As of December 28, 2014, such distributors supplied 35%, 34% and 31%, respectively of our restaurants. Although we believe that we have alternative sources of supply, in the event any distributors or suppliers are unable to service us, this could lead to a disruption of service or supply until a new distributor or supplier is engaged, which could have an adverse effect on our business.
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
At December 28, 2014, 20% of our restaurants were located in New York, 26% were located in Indiana and Ohio and 28% of our restaurants were located in North Carolina and South Carolina. Therefore, the economic conditions, state and local government regulations, weather conditions or other conditions affecting New York, Indiana, Ohio, North Carolina and South Carolina and other unforeseen events, including terrorism and other international conflicts may have a material impact on the success of our restaurants in those locations.
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
The U.S. economy has in the past experienced significant slowdown and volatility due to uncertainties related to availability of credit, difficulties in the banking and financial services sectors, softness in the housing market, diminished market liquidity, falling consumer confidence and high unemployment rates. Our business is dependent to a significant extent on national, regional and local economic conditions, particularly those that affect our guests that frequently patronize our restaurants. In particular, where our customers' disposable income is reduced (such as by job losses, credit constraints and higher housing, tax, energy, interest or other costs) or where the perceived wealth of customers has decreased (because of circumstances such as lower residential real estate values, increased foreclosure rates, increased tax rates or other economic disruptions), our restaurants have in the past experienced, and may in the future experience, lower sales and customer traffic as customers choose lower-cost alternatives or other alternatives to dining out. The resulting decrease in our customer traffic or average sales per transaction has had an adverse effect in the past, and could in the future have a material adverse effect, on our business.
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
The leases for our restaurant locations (except for certain acquired restaurants which have an underlying lease term of less than 20 years) generally have initial terms of 20 years, and typically provide for renewal options in five year increments as well as for rent escalations. Generally, our leases are “net” leases, which require us to pay all of the costs of insurance, taxes, maintenance and utilities. Additional sites that we lease are likely to be subject to similar long-term non-cancelable leases. We generally cannot cancel our leases. If an existing or future restaurant is not profitable, and we decide to close it, we may nonetheless be obligated to perform our monetary obligations under the applicable lease including, among other things, paying all amounts due for the balance of the lease term. In addition, as each of our leases expire, we may fail to negotiate renewals, either on commercially acceptable terms or any terms at all, which could cause us to close restaurants in desirable locations.
An increase in food costs could adversely affect our operating results.
Our profitability and operating margins are dependent in part on our ability to anticipate and react to changes in food costs. Changes in the price or availability of certain food products could affect our ability to offer broad menu and price offerings to guests and could materially adversely affect our profitability and reputation. The type, variety, quality and price of beef, chicken, produce and cheese can be subject to change and to factors beyond our control, including weather, governmental regulation, availability and seasonality, each of which may affect our food costs or cause a disruption in our supply. In 2014, our beef costs increased significantly compared to 2013 due to a reduction of supply and other factors. Additionally, weather patterns in recent years have resulted in lower than normal levels of rainfall in key agricultural states such as California, impacting the price of water and the corresponding prices of food commodities grown in states facing drought conditions. Our food distributors or suppliers also may be affected by higher costs to produce and transport commodities used in our restaurants, higher minimum wage and benefit costs and other expenses that they pass through to their customers, which could result in higher costs for goods and services supplied to us. Although RSI is able to contract for certain food commodities for periods up to one year, the pricing and availability of some commodities used in our operations are not locked in for periods of longer than one week or at all. We do not currently use financial instruments to hedge our risk to market fluctuations in the price of beef, produce and other food products. We may not be able to anticipate and react to changing food costs (including anticipated increases in food costs in 2015) through menu price adjustments in the future, which could negatively impact our results of operations.
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
Carrols is currently a guarantor under 31 Fiesta restaurant property leases and the primary lessee on five Fiesta restaurant property leases, and any default under such property leases by Fiesta may result in substantial liabilities to us.
Carrols currently is a guarantor under 31 Fiesta restaurant property leases. The Separation and Distribution Agreement, which we refer to as the "separation agreement", dated as of April 24, 2012 and entered into in connection with the spin-off among Carrols, Fiesta and us provides that the parties will cooperate and use their commercially reasonable efforts to obtain the release of such guarantees. Unless and until any such guarantees are released, Fiesta agrees to indemnify Carrols for any losses or liabilities or expenses that it may incur arising from or in connection with any such lease guarantees.
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
The trading price of our common stock may fluctuate substantially. The price of our common stock that will prevail in the market may be higher or lower than the price you pay, depending on many factors, some of which are beyond our control. Broad market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance. The fluctuations could cause a loss of all or part of an investment in our common stock. Factors that could cause fluctuation in the trading price of our common stock may include, but are not limited to the following:

•	price and volume fluctuations in the overall stock market from time to time;

•	significant volatility in the market price and trading volume of companies generally or restaurant companies;

•	actual or anticipated variations in the earnings or operating results of our company or our competitors;

•	actual or anticipated changes in financial estimates by us or by any securities analysts who might cover our stock or the stock of other companies in our industry;

•	market conditions or trends in our industry and the economy as a whole;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships or divestitures and our ability to complete any such transaction;

•	announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;

•	capital commitments;

•	changes in accounting principles;

•	additions or departures of key personnel;

•	sales of our common stock, including sales of large blocks of our common stock or sales by our directors and officers; and

•	events that affect BKC.
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
Our executive officers, directors and BKC together beneficially own approximately 24.8% of our outstanding common stock as of February 27, 2015 (assuming conversion of the Series A Preferred Stock). Due to the issuance of Series A Preferred Stock to BKC in connection with our 2012 acquisition, BKC beneficially owns approximately 21.0% of our common stock as of February 27, 2015 (assuming conversion of the Series A Preferred Stock). Our executive officers and directors (excluding directors affiliated with BKC) together beneficially own approximately 4.9% of our common stock outstanding as of February 27, 2015 (excluding conversion of the Series A Preferred Stock). As a result, our executive officers, directors and BKC, if they act as a group, will be able to significantly influence matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions such as mergers and acquisitions. The directors will have the authority to make decisions affecting our capital structure, including the issuance of additional debt and the declaration of dividends. BKC may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of us that other stockholders may view as beneficial, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately depress the market price of our common stock.
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
As a result of our substantial indebtedness, a significant portion of our cash flow will be required to pay interest and principal on our outstanding indebtedness, and we may not generate sufficient cash flow from operations, or have future borrowings available under our senior credit facility, to enable us to repay our indebtedness, including the Notes, or to fund other liquidity needs. As of December 28, 2014, we had approximately $159.9 million of total indebtedness outstanding consisting of $150.0 million of Notes, $1.2 million of lease financing obligations and $8.7 million of capital leases and other debt). At January 1, 2015 we had $8.0 million of borrowing availability under our senior credit facility (after reserving $12.0 million for letters of credit issued under our senior credit facility, which included amounts for anticipated claims from our renewals of workers' compensation and other insurance policies), which would effectively rank senior to the Notes.
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
We expect to use cash flow from operations and revolving credit borrowings under our senior credit facility to meet our current and future financial obligations, including funding our operations, debt service and capital expenditures. Our ability to make these payments depends on our future performance, which will be affected by financial, business, economic and other factors, many of which we cannot control. Our business may not generate sufficient cash flow from operations in the future, which could result in our being unable to repay indebtedness, or to fund other liquidity needs. If we do not have enough money, we may be forced to reduce or delay our business activities and capital expenditures (including our restaurant remodeling obligations), sell assets, obtain additional debt or equity capital or restructure or refinance all or a portion of our debt, including our senior credit facility and the Notes, on or before maturity. We cannot make any assurances that we will be able to accomplish any of these alternatives on terms acceptable to us, or at all. In addition, the terms of existing or future indebtedness, including the agreements for our senior credit facility, may limit our ability to pursue any of these alternatives.
Despite current indebtedness levels and restrictive covenants, we may still be able to incur more debt or make certain restricted payments, which could further exacerbate the risks described above.
We and our subsidiaries may be able to incur additional debt in the future, including debt that may be secured on a first lien basis or pari passu with the Notes. Although our senior credit facility and the indenture governing the Notes contain restrictions on our ability to incur indebtedness, those restrictions are subject to a number of exceptions. In addition, if we are able to designate some of our restricted subsidiaries under the indenture governing the Notes as unrestricted subsidiaries, those unrestricted subsidiaries would be permitted to borrow beyond the limitations specified in the indenture governing the Notes and engage in other activities in which restricted subsidiaries may not engage. We may also consider investments in joint ventures or acquisitions, which may increase our indebtedness. Moreover, although our senior credit facility and the indenture governing the Notes contain restrictions on our ability to make restricted payments, including the declaration and payment of dividends, we are able to make such restricted payments under certain circumstances. Adding new debt to current debt levels or making restricted payments could intensify the related risks that we and our subsidiaries now face.
The agreements governing our debt agreements restrict our ability to engage in some business and financial transactions and contain certain other restrictive terms.
Our debt agreements, such as the indenture governing the Notes and our senior credit facility, restrict our ability in certain circumstances to, among other things:

•	incur additional debt;

•	pay dividends and make other distributions on, redeem or repurchase, capital stock;

•	make investments or other restricted payments;

•	enter into transactions with affiliates;

•	engage in sale and leaseback transactions;

•	sell all, or substantially all, of our assets;

•	create liens on assets to secure debt; or

•	effect a consolidation or merger.
On December 19, 2014 the Company entered into an amendment to the senior credit facility to provide for the release of $20.0 million of cash collateral, originally deposited on May 30, 2012 in an account with the Administrative Agent, and revised certain financial ratios, including the Fixed Charge Coverage Ratio and Adjusted Leverage Ratio (all as defined under the first amendment to the senior credit facility). Additionally, the amendment requires the Company to have no outstanding borrowings for a consecutive 30-day period during each trailing twelve month period. At December 28, 2014, we were in compliance with such covenants under our senior credit facility. Our ability to meet these financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet these tests.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES

As of December 28, 2014, we owned ten and leased 664 Burger King restaurant properties including seven restaurants located in mall shopping centers, two restaurants located on military bases and twenty-one co-branded locations.
We typically enter into leases (including renewal options) ranging from 20 to 40 years. The average remaining term for all leases, including options, was approximately 21.3 years at December 28, 2014. Generally, we have been able to renew leases, upon or prior to their expiration, at the prevailing market rates, although there can be no assurance that this will continue to occur.
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
ITEM 3. LEGAL PROCEEDINGS
On August 21, 2012 Alan Vituli, our former chairman and chief executive officer, filed an action in the Superior Court of the State of Delaware against us and Carrols. On October 1, 2013 Mr. Vituli filed an amended and supplemental complaint (the "Amended Complaint") which, among other things, added Fiesta Restaurant Group, now an independent public company, but our indirect wholly-owned subsidiary for the time period at issue in the Amended Complaint, as a defendant. The Amended Complaint alleges, among other things, breach of Mr. Vituli's employment agreement with us, fraud, and fraudulent inducement in connection with Mr. Vituli’s departure as chief executive officer, chairman, and director of Carrols Restaurant Group and Carrols and as non-executive chairman and director of Fiesta Restaurant Group, that he was wrongfully deprived of observer rights on the board of directors of Carrols Restaurant Group after his departure from such board and that he was underpaid a portion of his bonus for fiscal 2011. The relief sought by Mr. Vituli includes damages in excess of $3.55 million in the aggregate, unspecified consequential and punitive damages, attorney’s fees and costs and various requests for declaratory judgment. We filed a Motion for Summary Judgment seeking to dismiss the claims raised by Mr. Vituli and we are awaiting the Court’s decision on our Motion for Summary Judgment. It is not possible to predict the outcome of that motion at this time. We believe that that all of the claims raised by Mr. Vituli are without merit. We will vigorously contest and defend against this action and Mr. Vituli’s claims.
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

ITEM 4. MINE SAFETY DISCLOSURES
None.
PART II
ITEM  5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock trades on The NASDAQ Global Market under the symbol “TAST”. On February 27, 2015, there were 35,487,161 shares of our common stock outstanding held by 675 holders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our common stock whose shares are held in the names of various securities brokers, dealers, and registered clearing agencies. The closing price of our common stock on February 27, 2015 was $7.85.
The following table sets forth the range of high and low closing prices of our common stock for the periods indicated, as reported by The NASDAQ Global Market:

	Common Stock Price
	High	Low
Year Ended December 28, 2014
First Quarter	$7.95	$5.75
Second Quarter	7.56	6.26
Third Quarter	7.68	6.56
Fourth Quarter	7.86	6.97

Year Ended December 29, 2013
First Quarter	$6.40	$5.00
Second Quarter	6.64	4.71
Third Quarter	6.89	6.01
Fourth Quarter	6.70	5.34
Dividends
We did not pay any cash dividends during the fiscal years 2014 or 2013.We currently intend to continue to retain all available funds to fund the development and growth of our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future. In addition, we are a holding company and conduct all of our operations through our direct and indirect subsidiaries. As a result, for us to pay dividends, we need to rely on dividends or distributions to us from Carrols and indirectly from subsidiaries of Carrols. The indenture governing the Notes and our senior credit facility limit, and debt instruments that we and our subsidiaries may enter into in the future may limit, our ability to pay dividends to our stockholders.

Stock Performance Graph
The following graph compares from December 31, 2009 the cumulative total stockholder return on our common stock over the cumulative total returns of The NASDAQ Composite Index and a peer group, The S&P SmallCap 600 Restaurants Index. We have elected to use the S&P SmallCap 600 Restaurant Index in compiling our stock performance graph because we believe the S&P SmallCap 600 Restaurant Index represents a comparison to competitors with similar market capitalization as us. The following graph is based on the closing price of our common stock from December 31, 2009 through December 31, 2014.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Carrols Restaurant Group, Inc., the NASDAQ Composite Index, and S&P SmallCap 600 Restaurants

$450
$400
$350
$300
$250
$200
$150
$100
$50
12/31/09
12/31/10
12/31/11
12/31/12
12/31/13
12/31/14
Carrols Restaurant Group, Inc.
NASDAQ Composite
S&P SmallCap 600 Restaurants

* $100 invested on 12/31/2009 in stock or index, including reinvestment of dividends.

	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
Carrols Restaurant Group, Inc.	$100.00	$104.95	$163.65	$303.66	$335.65	$387.45
NASDAQ Composite	$100.00	$117.43	$118.27	$138.47	$196.27	$223.17
S&P SmallCap 600 Restaurants	$100.00	$135.18	$136.39	$165.89	$264.53	$335.20

ITEM 6. SELECTED FINANCIAL DATA
The information in the following table should be read together with "Financial Statements and Supplementary Data," and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. Reported amounts below present the historical operating results and cash flows of Fiesta for periods prior to May 7, 2012 as discontinued operations. On May 30, 2012, we acquired 278 restaurants from BKC. In 2014, we acquired an aggregate of 123 restaurants from other franchisees in five separate transactions. The results of operations of the acquired restaurants are included in our consolidated operating results beginning the day following the closing of the respective acquisitions. These historical results are not necessarily indicative of the results to be expected in the future. Our fiscal years ended January 2, 2011, January 1, 2012, December 30, 2012, December 29, 2013 and December 28, 2014 each contained 52 weeks.

	Year Ended
	January 2, 2011	January 1, 2012	December 30, 2012	December 29, 2013	December 28, 2014
	(In thousands of dollars, except share and per share data)
Statements of operations data:
Restaurant sales	$357,073	$347,518	$539,608	$663,483	$692,755
Costs and expenses:
Cost of sales	105,399	103,860	172,698	201,532	209,664
Restaurant wages and related expenses (1)	112,534	109,155	169,857	208,404	219,718
Restaurant rent expense	23,169	22,665	37,883	47,198	48,865
Other restaurant operating expenses (1)	54,602	53,389	88,883	106,508	113,586
Advertising expense	14,966	14,424	22,257	29,615	27,961
General and administrative (1)(2)	19,210	20,982	36,085	37,228	40,001
Depreciation and amortization	15,354	16,058	26,321	33,594	36,923
Impairment and other lease charges	709	1,293	977	4,462	3,541
Other expense (income) (3)	(444)	(720)	(717)	17	47
Total operating expenses	345,499	341,106	554,244	668,558	700,306
Income (loss) from operations	11,574	6,412	(14,636)	(5,075)	(7,551)
Interest expense	8,957	7,353	12,764	18,841	18,801
Loss on extinguishment of debt	—	1,244	1,509	—	—
Income (loss) from continuing operations before income taxes	2,617	(2,185)	(28,909)	(23,916)	(26,352)
Provision (benefit) for income taxes	807	(1,661)	(10,093)	(10,397)	11,765
Net income (loss) from continuing operations	1,810	(524)	(18,816)	(13,519)	(38,117)
Income (loss) from discontinued operations, net of income taxes	10,106	11,742	(72)	—	—
Net income (loss)	$11,916	$11,218	$(18,888)	$(13,519)	$(38,117)
Per share data:
Basic net income (loss) per share:
Continuing operations	$0.08	$(0.02)	$(0.83)	$(0.59)	$(1.23)
Discontinued operations	$0.47	$0.54	$—	$—	$—
Diluted net income (loss) per share:
Continuing operations	$0.08	$(0.02)	$(0.83)	$(0.59)	$(1.23)
Discontinued operations	$0.46	$0.54	$—	$—	$—
Weighted average shares used in computing net income (loss) per share:
Basic	21,620,550	21,677,837	22,580,468	22,958,963	30,885,275
Diluted	21,835,417	21,677,837	22,580,468	22,958,963	30,885,275

	Year Ended
	January 2, 2011	January 1, 2012	December 30, 2012	December 29, 2013	December 28, 2014
	(In thousands of dollars, except restaurant weekly sales data)
Other financial data:
Net cash provided from operating activities	$32,260	$33,448	$18,207	$21,581	$14,707
Total capital expenditures	13,649	27,771	37,642	50,486	52,010
Net cash used for investing activities	12,626	25,961	65,908	50,486	68,003
Net cash provided from (used for) financing activities	(19,621)	2,943	69,301	(1,083)	66,215
Operating Data:
Restaurants (at end of period)	305	298	572	564	674
Average number of restaurants	307.3	301.2	457.0	563.8	572.4
Average annual sales per restaurant (4)	1,161,969	1,153,778	1,180,761	1,176,806	1,210,264
Adjusted EBITDA (5)	28,537	25,448	24,972	34,271	36,008
Restaurant-Level EBITDA (5)	46,403	44,025	52,415	70,226	72,961
Change in comparable restaurant sales (6)	(4.3)%	(1.4)%	7.1%	1.0%	0.6%
Balance sheet data (at end of period):
Total assets	$426,302	$458,392	$346,256	$329,481	$369,397
Working capital	(39,646)	(11,620)	7,478	(21,974)	(11,912)
Debt:
Senior and senior subordinated debt	252,250	267,375	150,000	150,000	150,000
Capital leases	1,202	1,144	10,295	9,336	8,694
Lease financing obligations	10,061	10,064	1,197	1,200	1,202
Total debt	$263,513	$278,583	$161,492	$160,536	$159,896
Stockholders’ equity	$44,907	$59,157	$90,173	$77,204	$106,535

(1)
The year ended January 1, 2012 included $458 of acquisition expenses in general and administrative expenses. For the year ended December 30, 2012 acquisition and integration expenses were included as follows: $1,800 in restaurant wages and related expenses, $2,585 in other restaurant operating expenses and $1,657 in general and administrative expenses. Acquisition and integration expenses of $1,915 were included in general and administrative expense for the year ended December 28, 2014.

(2)
General and administrative expenses include stock-based compensation expense for the year ended January 2, 2011, January 1, 2012, December 30, 2012, December 29, 2013 and December 28, 2014 of $884, $1,037, $925, $1,205 and $1,180, respectively.

(3)
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

We are presenting Adjusted EBITDA and Restaurant-Level EBITDA because we believe that they provide a more meaningful comparison than EBITDA of our core business operating results, as well as with those of other similar companies. Additionally, we present Restaurant-Level EBITDA because it excludes the impact of general and administrative expenses, restaurant-level integration costs, and other expense (income), which are not directly related to restaurant operations. Management believes that Adjusted EBITDA and Restaurant-Level EBITDA, when viewed with our results of operations in accordance with GAAP and the accompanying reconciliations in the table above, provide useful information about operating performance and period-over-period growth, and provide additional information that is useful for evaluating the operating performance of our core business without regard to potential distortions. Additionally, management believes that Adjusted EBITDA and

Restaurant-Level EBITDA permit investors to gain an understanding of the factors and trends affecting our ongoing cash earnings, from which capital investments are made and debt is serviced.
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

Reconciliations of EBITDA and Adjusted EBITDA to net income (loss) from continuing operations and Restaurant-Level EBITDA to income (loss) from operations are as follows:

	Year Ended
Reconciliation of EBITDA and Adjusted EBITDA:	January 2, 2011	January 1, 2012	December 30, 2012	December 29, 2013	December 28, 2014
Net income (loss) from continuing operations	$1,810	$(524)	$(18,816)	$(13,519)	$(38,117)
Provision (benefit) for income taxes	807	(1,661)	(10,093)	(10,397)	11,765
Interest expense	8,957	7,353	12,764	18,841	18,801
Depreciation and amortization	15,354	16,058	26,321	33,594	36,923
EBITDA	26,928	21,226	10,176	28,519	29,372
Impairment and other lease charges	709	1,293	977	4,462	3,541
Acquisition and integration costs	—	458	6,042	—	1,915
EEOC litigation and settlement costs	16	190	5,343	85	—
Stock compensation expense	884	1,037	925	1,205	1,180
Loss on extinguishment of debt	—	1,244	1,509	—	—
Adjusted EBITDA	$28,537	$25,448	$24,972	$34,271	$36,008

Reconciliation of Restaurant-Level EBITDA:
Restaurant-Level EBITDA	$46,403	$44,025	$52,415	$70,226	$72,961
Less:
Restaurant-level integration costs	—	—	4,385	—	—
General and administrative expenses	19,210	20,982	36,085	37,228	40,001
Depreciation and amortization	15,354	16,058	26,321	33,594	36,923
Impairment and other lease charges	709	1,293	977	4,462	3,541
Other expense (income)	(444)	(720)	(717)	17	47
Income (loss) from operations	$11,574	$6,412	$(14,636)	$(5,075)	$(7,551)

(6)
Restaurants are included in comparable restaurant sales after they have been open or owned for 12 months. Sales from our 2012 acquired restaurants are included in changes in our comparable restaurant sales beginning in June 2013.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
We use a 52-53 week fiscal year ending on the Sunday closest to December 31. The fiscal years ended December 28, 2014, December 29, 2013 and December 30, 2012 each contained 52 weeks.
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
Operating Results from Continuing Operations—an analysis of our results of operations for the years ended December 28, 2014, December 29, 2013 and December 30, 2012 including a review of the material items and known trends and uncertainties.
Liquidity and Capital Resources—an analysis of historical information regarding our sources of cash and capital expenditures, the existence and timing of commitments and contingencies, changes in capital resources and a discussion of cash flow items affecting liquidity.
Application of Critical Accounting Policies—an overview of accounting policies requiring critical judgments and estimates.
Company Overview
We are one of the largest restaurant companies in the United States and have been operating restaurants for more than 50 years. We are one of the largest Burger King® franchisees in the world and have operated Burger King restaurants since 1976. As of December 28, 2014, we operated 674 Burger King restaurants in 15 states. During the year ended December 28, 2014 we acquired 123 Burger King restaurants in five separate transactions, which we refer to as the “2014 acquired restaurants”. On May 30, 2012, we acquired 278 restaurants from BKC, which we refer to as the “2012 acquired restaurants”, including BKC’s assignment of its right of first refusal on franchisee restaurant sales in 20 states (“ROFR”). As of December 28, 2014 we were operating 263 of the 2012 acquired restaurants. All of our other Burger King restaurants are referred to as our "legacy restaurants".
Our former indirect wholly-owned subsidiary, Fiesta Restaurant Group, Inc., which we refer to as “Fiesta”, was spun off by us to our stockholders on May 7, 2012. The historical operating results of Fiesta are included in our operating results for 2012 as discontinued operations. Amounts earned by Carrols under the Transition Services Agreement (“TSA”), entered into with Fiesta in connection with the spin-off were $3.4 million and $3.8 million for the years ended December 29, 2013 and December 30, 2012, respectively. As of December 29, 2013, Fiesta had terminated substantially all of the services provided by us under the TSA.
The following is an overview of the key financial measures discussed in our results of operations:

•
Restaurant sales consist of food and beverage sales at our restaurants, net of discounts and excluding sales tax collected. Restaurant sales are influenced by changes in comparable restaurant sales, menu price increases, new restaurant openings and closures of restaurants. Restaurants, including restaurants we acquire, are included in comparable restaurant sales after they have been open or owned for 12 months. For comparative purposes, the calculation of the changes in comparable restaurant sales is based on a 52-week year.

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

•
Restaurant rent expense includes base rent and contingent rent on our leases characterized as operating leases and the amortization of favorable and unfavorable leases, reduced by the amortization of deferred gains on sale-leaseback transactions.

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

•
General and administrative expenses are comprised primarily of (1) salaries and expenses associated with corporate and administrative functions that support the development and operations of our restaurants, (2) legal, auditing and other professional fees, (3) acquisition and integration costs and (4) stock-based compensation expense. Historical general and administrative expenses exclude all amounts associated with Fiesta as those amounts are included in income (loss) from discontinued operations and include an offset to general administrative expenses as if the TSA with Fiesta was in place for all periods presented.

•
EBITDA, Adjusted EBITDA and Restaurant-Level EBITDA. EBITDA, Adjusted EBITDA and Restaurant-Level EBITDA are non-GAAP financial measures. EBITDA represents net loss from continuing operations, before provision (benefit) for income taxes, interest expense and depreciation and amortization. Adjusted EBITDA represents EBITDA as adjusted to exclude impairment and other lease charges, acquisition and integration costs, EEOC litigation and settlement costs, stock compensation expense and loss on extinguishment of debt. Restaurant-Level EBITDA represents loss from operations as adjusted to exclude restaurant-level integration costs, general and administrative expenses, depreciation and amortization, impairment and other lease charges, and other expense (income).

We are presenting Adjusted EBITDA and Restaurant-Level EBITDA because we believe that they provide a more meaningful comparison than EBITDA of our core business operating results, as well as with those of other similar companies. Additionally, we present Restaurant-Level EBITDA because it excludes the impact of general and administrative expenses and other expense (income), which are not directly related to restaurant-level operations. Management believes that Adjusted EBITDA and Restaurant-Level EBITDA, when viewed with our results of operations in accordance with GAAP and the accompanying reconciliations on page 42, provide useful information about operating performance and period-over-period growth, and provide additional information that is useful for evaluating the operating performance of our core business without regard to potential distortions. Additionally, management believes that Adjusted EBITDA and Restaurant-Level EBITDA permit investors to gain an understanding of the factors and trends affecting our ongoing cash earnings, from which capital investments are made and debt is serviced.
However, EBITDA, Adjusted EBITDA and Restaurant-Level EBITDA are not measures of financial performance or liquidity under GAAP and, accordingly, should not be considered as alternatives to net loss from continuing operations, loss from operations or cash flow from operating activities as indicators of operating performance or liquidity. Also, these measures may not be comparable to similarly titled captions of other companies. For a reconciliation between net loss from continuing operations and EBITDA and Adjusted EBITDA and between Restaurant-Level EBITDA and loss from operations see page 42.
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

•
Depreciation and amortization primarily includes the depreciation of fixed assets, including equipment, owned buildings and leasehold improvements utilized in our restaurants, the amortization of franchise rights from our acquisitions of Burger King restaurants and the amortization of franchise fees paid to BKC.

•
Impairment and other lease charges are determined through our assessment of the recoverability of property and equipment and intangible assets by determining whether the carrying value of these assets can be recovered over their respective remaining lives through undiscounted future operating cash flows. A potential impairment charge is evaluated whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable. Lease charges are recorded for our obligations under the related leases for closed locations net of estimated sublease recoveries. At December 28, 2014, there are $1.7 million of lease charges accrued for closed locations.

•
Interest expense consists primarily of interest expense associated with our 11.25% Senior Secured Second Lien Notes due 2018 (the "Notes"), amortization of deferred financing costs and borrowings under our senior credit facility.

Recent and Future Events Affecting our Results of Operations
Acquisitions of Burger King Restaurants
2014 Acquisitions
In the second quarter of 2014 we exercised our ROFR and acquired four Burger King restaurants in the Fort Wayne, Indiana market for a cash purchase price of $0.7 million. In the third quarter we exercised our ROFR on June 30, 2014 and acquired four Burger King restaurants in the Pittsburgh, Pennsylvania market for a cash purchase price of $3.8 million which included one fee-owned property. Additionally, on July 22, 2014, we acquired in a negotiated transaction 21 Burger King restaurants located in the Rochester, NY market and in the Southern Tier region of western New York State for a cash purchase price of $8.6 million.
In the fourth quarter of 2014 we exercised our ROFR on October 8, 2014 and purchased 30 Burger King restaurants in the Wilmington, North Carolina and Greenville, North Carolina markets for a cash purchase price of approximately $20.3 million, which included 12 fee-owned properties. Also on November 4, 2014, we acquired in a negotiated transaction 64 Burger King restaurants in or around the Nashville, TN, Springfield, IL, Terre Haute, IN, and Evansville, IN markets for a cash purchase price of $18.8 million. Ten of the fee-owned properties acquired were sold in sale-leaseback transactions during the fourth quarter of 2014. The total fair value of fee-owned properties acquired in the five 2014 acquisitions was $16.0 million.

The pro forma impact on the results of operations for the 2014 acquisitions is included below. The pro forma results of operations are not necessarily indicative of the results that would have occurred had the acquisitions been consummated at the beginning of the periods presented, nor are they necessarily indicative of any future consolidated operating results. The following table summarizes our unaudited proforma operating results:

Year Ended
December 28, 2014
Restaurant sales	$793,521
Loss from operations	$(798)
Adjusted EBITDA	$43,200
Remodeling Commitment with BKC
On January 26, 2015, we and BKC entered into the First Amendment to Operating Agreement (the "Amendment"), which amended the operating agreement entered into between us and BKC in connection with our acquisition of 278 Burger King restaurants from BKC in 2012. The Amendment requires that we will have remodeled to BKC's current 20/20 image a cumulative total of 329 Burger King restaurants by June 30, 2015, 410 restaurants by December 31, 2015 and 455 Burger King restaurants by December 31, 2016. In addition, we have agreed to remodel 46 restaurants acquired in 2014 over the next five years beginning in 2014. As of December 28, 2014 we had remodeled a total of 302 restaurants to the 20/20 restaurant image.
In 2015, we anticipate that total capital expenditures will range from $37 million to $44 million, although the actual amount of capital expenditures may differ from these estimates. Capital expenditures in 2015 are expected to include approximately $25 million to $30 million for remodeling a total of 60 to 70 restaurants to the BKC 20/20 image standard at an approximate average cost of $400,000 per restaurant. An increase in the number of restaurants to be remodeled may be considered if we complete a potential refinancing of our debt in 2015, but there can be no assurance in this regard. We will review our remodel plans in relation to our available capital resources and alternate investment opportunities.
Public Equity Offering
On April 30, 2014, we completed an underwritten public offering of 10.0 million shares of common stock at a price of $6.20 per share (the "Public Offering"). We also issued and sold an additional 1.5 million shares of common stock pursuant to the underwriters' exercise of their option to purchase additional shares at the same terms and conditions as offered in the Public Offering, for a total share issuance of 11.5 million shares. All shares were issued and sold by us and our net proceeds were approximately $67.3 million after deducting underwriting discounts and commissions and offering expenses.
We used the net proceeds of the Public Offering to accelerate the remodeling of our restaurants to BKC's 20/20 restaurant image and acquire additional Burger King restaurants. A shelf registration statement (including a prospectus) relating to these securities was filed by us with the Securities and Exchange Commission (“SEC”) and was declared effective by the SEC on April 9, 2014.
Future Restaurant Closures
We evaluate the performance of our restaurants on an ongoing basis including an assessment of the current and future operating results of the restaurant in relation to its cash flow and future occupancy costs, and with regard to franchise agreement renewals, the cost of required capital improvements. We may elect to close restaurants based on these evaluations.
In 2014, we closed thirteen restaurants, excluding one restaurant relocated within its market area. We may incur lease charges in the future from closures of underperforming restaurants prior to the expiration of their contractual lease term.

We currently anticipate closing approximately 15 to 20 restaurants in 2015, excluding any restaurants relocated within their market area, which includes six restaurants closed in the beginning of fiscal 2015 on December 31, 2014. Our determination of whether to close restaurants in the future is subject to further evaluation and may change.
We do not believe that the future impact on our results of operations due to restaurant closures will be material, although there can be no assurance in this regard.
Valuation of Deferred Income Tax Assets
We performed an assessment of positive and negative evidence regarding the realization of our deferred income tax assets at December 28, 2014 as required by ASC 740. Under ASC 740, the weight given to negative and positive evidence is commensurate only to the extent that such evidence can be objectively verified. ASC 740 also prescribes that objective historical evidence, in particular our three-year cumulative loss position at December 28, 2014, be given greater weight than subjective evidence, including our forecast of future taxable income, which includes assumptions that cannot be objectively verified. We considered all available positive and negative evidence and determined, based on the required weight of that evidence under ASC 740, that a valuation allowance was needed for all of our net deferred income tax assets at December 28, 2014. As a result, we recorded income tax expense of $24.3 million in the fourth quarter of 2014 relative to this valuation reserve.
We believe that it is likely that our Federal net operating loss carryforwards, included in our deferred tax assets, will be utilized in the future as they do not begin to expire until 2033, although no assurance of this can be provided. However, the valuation allowance on our net deferred tax assets was required based on the relevant accounting literature which does not permit us to consider our projection of future taxable income as more persuasive evidence than our recent operating losses when assessing recoverability.
As of December 28, 2014, we had federal net operating loss carryforwards of approximately $31.7 million. As a result of the net deferred tax asset valuation allowance established in 2014, we do not anticipate recognizing any income tax expense or benefit in 2015.
Spin-off of Fiesta Restaurant Group, Inc.
On April 16, 2012, our board of directors approved the spin-off of Fiesta, which through its subsidiaries, owned, operated and franchised the Pollo Tropical and Taco Cabana restaurant brands. In connection with the spin-off, on April 24, 2012, we and Carrols entered into several agreements that govern our post spin-off relationship with Fiesta, including a Separation and Distribution Agreement, Tax Matters Agreement, Employee Matters Agreement and TSA.
The historical operating results of Fiesta are included in our operating results for 2012 as discontinued operations.
Amounts earned by Carrols under the TSA were $3.4 million and $3.8 million for the years ended December 29, 2013 and December 30, 2012, respectively. As of December 29, 2013, Fiesta had terminated all of the services provided by us under the TSA.
Health Care Reform
The Patient Protection and Affordable Care Act (the “Act”) required businesses employing fifty or more full-time equivalent employees to offer health care benefits to those full-time employees beginning in January 2015, or be subject to an annual penalty. Those benefits must be provided under a health care plan which provides a certain minimum scope of health care services. The Act also limits the portion of the cost of the benefits which we can require employees to pay.
Based on our initial enrollment at the beginning of 2015, we estimate 10% to 15% of our approximately 1,300 eligible hourly employees will opt for coverage under our medical plan. We estimate that our additional cost for health care coverage for our hourly employees, solely from the eligibility provisions of the Act, will range between $0.5 million and $0.6 million in 2015. In addition for 2015, we anticipate additional fee assessments under the Act of $1.5 million associated with our current health care coverage of our employees.

Operating Results from Continuing Operations
The following table sets forth, for the years ended December 28, 2014, December 29, 2013, and December 30, 2012 selected operating results as a percentage of total restaurant sales:

	Year Ended
	December 28, 2014	December 29, 2013	December 30, 2012
Costs and expenses (all restaurants):
Cost of sales	30.3%	30.4%	32.0%
Restaurant wages and related expenses	31.7%	31.4%	31.5%
Restaurant rent expense	7.1%	7.1%	7.0%
Other restaurant operating expenses	16.4%	16.1%	16.5%
Advertising expense	4.0%	4.5%	4.1%
General and administrative expenses	5.8%	5.6%	6.7%
Fiscal 2014 compared to Fiscal 2013
In 2014, we acquired 123 restaurants from other franchisees and opened one new restaurant which was relocated within its market area and closed thirteen restaurants, excluding the relocated restaurant.
Restaurant Sales. Total restaurant sales in 2014 increased 4.4% to $692.8 million from $663.5 million in 2013. Comparable restaurant sales increased 0.6% due to an increase in average check of 4.5%, which was partially offset by a decrease in customer traffic of 3.9%. The effect of menu price increases in 2014 was approximately 2.1%. Comparable restaurant sales increased 0.7% at our legacy restaurants and increased 0.5% at our 2012 acquired restaurants. Sales from the restaurants we acquired in 2014 were $34.0 million in 2014.
Operating Costs and Expenses (percentages stated as a percentage of total restaurant sales unless otherwise noted). Cost of sales decreased to 30.3% in 2014 from 30.4% in 2013 due primarily to the effect of menu price increases (0.7%), improvement in restaurant-level food and cash controls at our 2012 acquired restaurants (0.5%), and higher vendor rebates, substantially offset by higher beef commodity costs (1.4%). Cost of sales, as a percentage of restaurant sales for our 2012 acquired restaurants, decreased to 30.5% in 2014 from 31.4% in 2013 in spite of a 22% increase in beef commodity costs.
Restaurant wages and related expenses increased to 31.7% in 2014 from 31.4% in 2013 due primarily to labor rate increases on relatively flat comparable restaurant sales and, to a lesser extent, higher restaurant wages, as a percentage of restaurant sales, at the 2014 acquired restaurants.
Restaurant rent expense was 7.1% in 2014 and 2013 due primarily to relatively flat restaurant sales.
Other restaurant operating expenses increased to 16.4% in 2014 from 16.1% in 2013 due primarily to higher general liability insurance claims (0.2%) and higher utility costs (0.1%).
Advertising expense decreased to 4.0% in 2014 from 4.5% in 2013 due primarily to reduced spending for additional local advertising in certain markets.
Restaurant-Level EBITDA. As a result of the factors above and the acquisition of 123 restaurants in 2014, Restaurant-Level EBITDA increased to $73.0 million in 2014 compared to $70.2 million in 2013. For a reconciliation between Restaurant-Level EBITDA and loss from operations see page 42.

	Year ended
	December 28, 2014	% (1)	December 29, 2013	% (1)
	(in thousands of dollars)
Restaurant Sales:
Legacy restaurants	$367,828		$368,081
2012 acquired restaurants	290,945		295,402
2014 acquired restaurants	33,982		—
Total	$692,755		$663,483

Restaurant-Level EBITDA and Margin:
Legacy restaurants	$48,701	13.2%	$52,894	14.4%
2012 acquired restaurants	22,022	7.6%	17,332	5.9%
2014 acquired restaurants	2,238	6.6%	—	—%
Total	$72,961	10.5%	$70,226	10.6%
(1) Restaurant-Level EBITDA margin is calculated as a percentage of restaurant sales for each respective group of restaurants.
Restaurant-Level EBITDA margin decreased 1.2% at our legacy restaurants due primarily to higher beef costs and higher labor rates and unemployment taxes. Restaurant-level EBITDA margin increased 1.7% at our 2012 acquired restaurants due primarily to improvements in food and cash controls noted above and the closure of fourteen lower-volume restaurants since the beginning of 2013, partially offset by higher beef costs.
General and Administrative Expenses. General and administrative expenses increased $2.8 million in 2014 to $40.0 million and, as a percentage of total restaurant sales, increased to 5.8% in 2014 from 5.6% in 2013. The increase in general and administrative expenses was due primarily to $1.9 million of acquisition and integration costs related to the 2014 acquisitions, higher district manager salaries and related training and travel costs of $1.0 million primarily related to the acquisition of 123 restaurants in 2014, offset by lower administrative bonuses of $2.7 million. General and administrative expenses in 2014 also were higher than 2013 due to amounts earned under the TSA of $3.4 million in 2013 for transitional services to Fiesta which ended in the fourth quarter of 2013.
Adjusted EBITDA. As a result of the factors above Adjusted EBITDA was $36.0 million in 2014 compared to $34.3 million in 2013. For a reconciliation between net loss from continuing operations and EBITDA and Adjusted EBITDA see page 42.
Depreciation and Amortization. Depreciation and amortization expense increased to $36.9 million in 2014 from $33.6 million in 2013 due primarily our restaurant remodeling initiatives in 2014 and 2013 and our restaurant acquisitions in 2014.
Impairment and Other Lease Charges. Impairment and other lease charges were $3.5 million in 2014 and were comprised of $1.0 million of estimated future rent payments and other lease related charges due to the closure of underperforming restaurants, $1.4 million of initial impairment charges associated with nine underperforming restaurants and $1.1 million of impairment charges associated with capital expenditures at previously impaired restaurants.
Interest Expense. Interest expense was $18.8 million in both 2014 and 2013. The weighted average interest rate on our long-term debt, excluding lease financing obligations, was 11.2% in 2014 compared to 11.3% in 2013.
Provision (Benefit) for Income Taxes. Although we had a pretax loss, we recorded income tax expense of $11.8 million due to the establishment of a valuation allowance on our net deferred tax assets of $24.3 million, as discussed above.
Net Loss from Continuing Operations. As a result of the foregoing, net loss from continuing operations was $38.1 million in 2014, or $1.23 per diluted share, compared to a net loss from continuing operations of $13.5 million in 2013, or $0.59 per diluted share.

Fiscal 2013 Compared to Fiscal 2012
In 2013, we opened two new restaurants, including one restaurant relocated within its market area, and acquired one restaurant. During the same period we closed ten restaurants, excluding the relocated restaurant.
Restaurant Sales. Restaurant sales in 2013 increased 23.0% to $663.5 million from $539.6 million in 2012, due to the inclusion of a full year of sales at the 2012 acquired restaurants and an increase in comparable restaurant sales of 1.0%, partially offset by the net reduction of twelve restaurants from closures since the beginning of 2012. The 2012 acquired restaurants are included in comparable restaurant sales beginning in June 2013. The increase in comparable restaurant sales was due to an increase in average check of 2.0%, primarily from menu price increases of 1.9%, offset by a decline in customer traffic.
Operating Costs and Expenses (percentages stated as a percentage of restaurant sales for the restaurants being discussed). Cost of sales for all restaurants decreased to 30.4% in 2013 from 32.0% in 2012. Cost of sales at our legacy restaurants decreased to 29.6% in 2013 from 30.6% in 2012 due primarily to a favorable sales mix compared to 2012, reduced shrinkage from increased food and cash controls and the effect of menu price increases partially offset by higher promotional sales discounts. Cost of sales for our 2012 acquired restaurants decreased to 31.4% in 2013 from 34.9% in 2012 due primarily to reduced shrinkage from improved food and cash controls (1.6%) and other factors similar to the above for our legacy restaurants partially offset by higher promotional sales discounts.
Restaurant wages and related expenses for all restaurants decreased to 31.4% in 2013 from 31.5% in 2012. Restaurant wages and related expenses for our legacy restaurants were 30.6% in both 2013 and 2012 as increased productive labor efficiencies were offset by higher worker’s compensation claims. Restaurant wages and related expenses for our 2012 acquired restaurants decreased to 32.4% in 2013 from 33.3% in 2012 due to the implementation of labor scheduling processes in these restaurants in the last half of 2012 (1.3%) and the effect of menu price increases on fixed labor costs, partially offset by higher worker’s compensation claims.
Other restaurant operating expenses for all restaurants decreased to 16.1% in 2013 from 16.5% in 2012 due primarily to lower security costs at the 2012 acquired restaurants (0.2%) and lower utility costs (0.1%). Other restaurant operating expenses at the 2012 acquired restaurants decreased to 17.4% in 2013 from 19.5% in 2012 due to to lower security costs (0.6%), lower repairs and maintenance expenses (0.7%), lower utility costs (0.4%), reduced cash shortages and lower operating supply costs.
Advertising expense for all restaurants increased to 4.5% in 2013 from 4.1% in 2012 due primarily to higher spending for additional local advertising in a number of markets in connection with the 2012 acquisition. Advertising expense as a percentage of sales is lower at our legacy restaurants compared to our 2012 acquired restaurants due to advertising credits received from BKC that are associated with 2012 menu enhancement initiatives and our installation of digital menu boards at our legacy restaurants. These expenditures at the 2012 acquired restaurants were made prior to the 2012 acquisition.
Restaurant rent expense for all restaurants increased to 7.1% in 2013 from 7.0% in 2012 due primarily to higher rent, as a percentage of restaurant sales, associated with the 2012 acquired restaurants. Rent expense at the 2012 acquired restaurants was 8.2% in 2013 and 8.5% in 2012 in part reflecting the lower sales volumes at the 2012 acquired restaurants. Rent expense for our legacy restaurants decreased to 6.2% in 2013 from 6.3% in 2012 due to the effect of higher sales volumes on fixed rental costs.
Restaurant-Level EBITDA. As a result of the factors above, Restaurant-Level EBITDA was $70.2 million in 2013 compared to $52.4 million in 2012. For a reconciliation between Restaurant-Level EBITDA and loss from operations see page 42.
General and Administrative Expenses. General and administrative expenses increased $1.1 million in 2013 to $37.2 million and, as a percentage of total restaurant sales, decreased to 5.6% in 2013 from 6.7% in 2012. The increase in general and administrative expenses was due primarily to the full year effect of costs for the additional ongoing operational oversight, and, to a much lesser extent, additional corporate support associated with the 2012 acquired restaurants and higher performance-based administrative bonus accruals of $1.0 million in 2013. The increases in 2013 were partially offset as 2012 included $5.3 million in legal and settlement costs related to the conclusion and settlement of our litigation with the EEOC and $1.2 million of legal and other costs related to the 2012 acquisition.
Adjusted EBITDA. As a result of the factors above Adjusted EBITDA was $34.3 million in 2013 compared to $25.0 million in 2012. Adjusted EBITDA in 2012 excludes a total of $6.0 million of acquisition and integration costs and legal and other transaction costs related to the 2012 acquisition, $5.3 million of costs incurred in connection with our litigation with the EEOC which was settled in the first quarter of 2013 and a $1.5 million loss on extinguishment of debt related to our refinancing in the second quarter of 2012. For a reconciliation between net loss from continuing operations and EBITDA and Adjusted EBITDA see page 42.
Depreciation and Amortization. Depreciation and amortization expense increased to $33.6 million in 2013 from $26.3 million in 2012 due primarily to the addition of the 2012 acquired restaurants in May of 2012 and our restaurant remodeling initiatives in 2013 and 2012.
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

Reconciliations of EBITDA and Adjusted EBITDA to net loss from continuing operations and Restaurant-Level EBITDA to loss from operations for the years ended December 28, 2014, December 29, 2013, and December 30, 2012 are as follows (in thousands):

	Year Ended
	December 28, 2014	December 29, 2013	December 30, 2012
Reconciliation of EBITDA and Adjusted EBITDA:
Net loss from continuing operations	$(38,117)	$(13,519)	$(18,816)
Provision (benefit) for income taxes	11,765	(10,397)	(10,093)
Interest expense	18,801	18,841	12,764
Depreciation and amortization	36,923	33,594	26,321
EBITDA	29,372	28,519	10,176
Impairment and other lease charges	3,541	4,462	977
Acquisition and integration costs (1)	1,915	—	6,042
EEOC litigation and settlement costs	—	85	5,343
Stock compensation expense	1,180	1,205	925
Loss on extinguishment of debt	—	—	1,509
Adjusted EBITDA	$36,008	$34,271	$24,972

Reconciliation of Restaurant-Level EBITDA:
Restaurant-Level EBITDA	$72,961	$70,226	$52,415
Less:
Restaurant-level integration costs (1)	—	—	4,385
General and administrative expenses	40,001	37,228	36,085
Depreciation and amortization	36,923	33,594	26,321
Impairment and other lease charges	3,541	4,462	977
Other expense (income)	47	17	(717)
Loss from operations	$(7,551)	$(5,075)	$(14,636)

(1)
Acquisition and integration costs in 2014 and 2012 included legal and professional fees incurred in connection with the 2014 and 2012 acquisitions of $1.9 million and $1.7 million, respectively, and in 2012, $1.8 million of restaurant wages and related expenses and $2.6 million in other restaurant operating expenses.

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
Interest payments under our debt obligations, capital expenditures, including our commitment to BKC to remodel restaurants in 2015, payments of royalties and advertising to BKC and payments related to our lease obligations represent significant liquidity requirements for us. We believe cash generated from our operations and availability of revolving credit borrowings under our senior credit facility will provide sufficient cash availability to cover our anticipated working capital needs, capital expenditures and debt service requirements for the next twelve months.
Operating activities. Net cash provided from operating activities from continuing operations for the years ended December 28, 2014, December 29, 2013 and December 30, 2012 was $14.7 million, $21.6 million and $18.2 million, respectively. Net cash provided by operating activities in 2014 decreased by $6.9 million compared to 2013 due primarily to payments of $6.3 million related to the TSA received from Fiesta in 2013 and $1.7 million of net income tax refunds received in 2013.
Net cash provided from operating activities in 2013 increased $3.4 million compared to 2012 due primarily to an increase in net loss from continuing operations, excluding depreciation and amortization and impairment and other lease charges of $16.1 million and a smaller increase in deferred income taxes of $3.1 million partially offset by a reduction of cash from changes in the components of net working capital of $15.3 million.
Investing activities. Net cash used for investing activities from continuing operations for the years ended December 28, 2014, December 29, 2013 and December 30, 2012 was $68.0 million, $50.5 million and $65.9 million, respectively.
In 2014 we acquired 123 Burger King® restaurants from other franchisees in five separate acquisitions for an aggregate cash purchase price of $52.2 million as discussed above.
Capital expenditures are a large component of our investing activities and include: (1) new restaurant development, which may include the purchase of real estate; (2) restaurant remodeling, which includes the renovation or rebuilding of the interior and exterior of our existing restaurants, including expenditures associated with our commitment to BKC to remodel restaurants to the 20/20 image and franchise agreement renewals; (3) other restaurant capital expenditures, which include capital maintenance expenditures for the ongoing reinvestment and enhancement of our restaurants and expenditures to support BKC’s ongoing menu enhancement initiatives; and (4) corporate and restaurant information systems, including expenditures for point-of-sale software for restaurants that we acquire.
The following table sets forth our capital expenditures for the periods presented (dollar amounts in thousands):

Year Ended December 28, 2014:
New restaurant development	$1,696
Restaurant remodeling	38,197
Other restaurant capital expenditures	6,720
Corporate and restaurant information systems	5,397
Total capital expenditures	$52,010
Number of new restaurant openings (1)	1
Year Ended December 29, 2013:
New restaurant development	$3,166
Restaurant remodeling	37,450
Other restaurant capital expenditures	7,203
Corporate and restaurant information systems	2,667
Total capital expenditures	$50,486
Number of new restaurant openings (1)	2
Year Ended December 30, 2012:
New restaurant development	$—
Restaurant remodeling	21,342
Other restaurant capital expenditures	6,247
Corporate and restaurant information systems	10,053
Total capital expenditures	$37,642
Number of new restaurant openings	—
  _____________

(1)	Includes one restaurant which was relocated under a new franchise agreement in the same market area.

Investing activities also included sale-leaseback transactions related to our restaurant properties, the net proceeds from which were $19.6 million in 2014, which included the sale-leaseback of ten of the fee-owned properties acquired in the 2014 acquisitions, $3.1 million in 2013 and $1.2 million in 2012. We also had expenditures related to the purchase of restaurant properties to be sold in future sale-leaseback transactions of $3.4 million in 2014 and $3.1 million in 2013. In 2012 we also sold one non-operating restaurant property for net proceeds of $2.1 million. The net proceeds from these sales were used to fund our remodeling initiatives and other cash requirements or to reduce outstanding borrowings under our senior credit facility.
Investing activities in 2014 also included the release of $20.0 million of restricted cash held as collateral for our obligations under our senior credit facility that was established in 2012. Investing activities in 2012 also included $12.1 million of payments related to the cash purchase price of the 2012 acquired restaurants.
Financing activities. Net cash provided from financing activities for the year ended December 28, 2014 was $66.2 million, due primarily from a Public Offering of our common stock completed in the second quarter which generated net cash proceeds of $67.3 million, net of related expenses.
Net cash used for financing activities for the year ended December 29, 2013 was $1.1 million primarily related to principal payments on capital leases.
Net cash provided by financing activities from continuing operations in 2012 was $69.3 million and included proceeds from the sale of the Notes, net of related fees and expenses, of $144.1 million. Total payments on the prior Carrols LLC senior credit facility including amounts paid in connection with the issuance of the Notes totaled $67.4 million in 2012. Proceeds from stock option exercises and related income tax benefits, including tax benefits from the conversion of vested stock options to shares of our common stock, in connection with the spin-off, were $1.2 million in 2012. Cash of Fiesta that was deconsolidated as a result of the spin-off included in our 2012 financing activities was $5.5 million.
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
The indenture governing the Notes contains customary default provisions, including without limitation, a cross default provision pursuant to which it is an event of default under the Notes and the indenture governing the Notes if there is a default under any of our indebtedness having an outstanding principal amount of $15.0 million or more which results in the acceleration of such indebtedness prior to its stated maturity or is caused by a failure to pay principal when due. We were in compliance as of December 28, 2014 with the restrictive covenants of the indenture governing the Notes.
Senior Credit Facility. On May 30, 2012, we entered into a senior credit facility, which provides for aggregate revolving credit borrowings of up to $20.0 million (including $15.0 million available for letters of credit) maturing on May 30, 2017. The senior credit facility also provides for incremental borrowing increases of up to $25.0 million, in the aggregate. At December 28, 2014, there were no outstanding borrowings under the senior credit facility.
On December 19, 2014 we entered into an amendment to the senior credit facility to provide for the release of $20.0 million of cash collateral, originally deposited on May 30, 2012 in an account with the Administrative Agent, and revised certain financial ratios, including the Fixed Charge Coverage Ratio and Adjusted Leverage Ratio (all as defined under the senior credit facility, as amended). Additionally, the amendment requires us to have no outstanding borrowings for a consecutive 30-day period during each trailing twelve month period. The deposit of cash collateral was classified as restricted cash on our consolidated balance sheet at December 29, 2013.
Effective December 19, 2014, borrowings under the senior credit facility bear interest at a rate per annum, at our option, of
(i) the Alternate Base Rate plus the applicable margin of 2.50% to 3.25% based on our Adjusted Leverage Ratio, or
(ii) the LIBOR Rate plus the applicable margin of 3.50% to 4.25% based on our Adjusted Leverage Ratio.
At December 28, 2014 our LIBOR rate margin was 4.25% based on our Adjusted Leverage Ratio at that date.
Prior to the amendment of the senior credit facility, revolving credit borrowings under the senior credit facility bore interest at a rate per annum, at our option, of:
(i) the Alternate Base Rate plus the applicable margin of 0.75% or
(ii) the LIBOR Rate plus the applicable margin of 1.75%.
Our obligations under the senior credit facility are guaranteed by our subsidiaries and are secured by first priority liens on substantially all of our assets and our subsidiaries, including a pledge of all of the capital stock and equity interests of our subsidiaries.
Under the senior credit facility, we will be required to make mandatory prepayments of borrowings in the event of dispositions of assets, debt issuances and insurance and condemnation proceeds (all subject to certain exceptions). The senior credit facility contains certain covenants, including, without limitation, those limiting our and our subsidiaries' ability to, among other things, incur indebtedness, incur liens, sell or acquire assets or businesses, change the character of its business in all material respects, engage in transactions with related parties, make certain investments, make certain restricted payments or pay dividends. In addition, the senior credit facility requires us to meet certain financial ratios, including the Fixed Charge Coverage Ratio and the Adjusted Leverage Ratio (both as defined under the senior credit facility, as amended). We were in compliance with the covenants under the senior credit facility at December 28, 2014.
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
After reserving $12.0 million for letters of credit issued under the senior credit facility at January 1, 2015, which included amounts for anticipated claims from our 2015 renewals of workers’ compensation and other insurance policies, $8.0 million was available for borrowing under the senior credit facility at January 1, 2015.

Contractual Obligations
The following table summarizes our contractual obligations and commitments as of December 28, 2014 (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Long-term debt obligations, including interest (1)	$209,063	$16,875	$33,750	$158,438	$—
Capital lease obligations, including interest (2)	10,573	1,812	3,624	3,637	1,500
Operating lease obligations (3)	641,490	53,867	102,352	94,033	391,238
Lease financing obligations, including interest (4)	2,087	103	209	214	1,561
Total contractual obligations	$863,213	$72,657	$139,935	$256,322	$394,299

(1)	Our long term debt at December 28, 2014 included $150.0 million of Notes. Total interest payments on our Notes of $59.1 million for all years presented are included at the coupon rate of 11.25%.

(2)	Includes total interest of $1.9 million for all years presented.

(3)
Represents the aggregate minimum lease payments under operating leases. Many of our leases also require contingent rent based on a percentage of sales in addition to the minimum base rent and require expenses incidental to the use of the property all of which have been excluded from this table.

(4)	Includes total interest of $0.9 million for all years presented.
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
Future restaurant remodeling obligations to BKC have also been excluded from the table above as well as contractual obligations related to royalties and advertising payable to BKC.
Long-Term Debt Obligations. Refer to Note 9 of our consolidated financial statements for details of our long-term debt.
Lease Guarantees. As of December 28, 2014, we are a guarantor under 32 Fiesta restaurant property leases, with lease terms expiring on various dates through 2030, and we are the primary lessee on five Fiesta restaurant property leases, which we sublease to Fiesta. We are fully liable for all obligations under the terms of the leases in the event that Fiesta fails to pay any sums due under the lease, subject to indemnification provisions of the separation and distribution agreement entered into in connection with the spin-off.
The maximum potential liability for future rental payments we could be required to make under these leases at December 28, 2014 was $37.8 million. The obligations under these leases will generally continue to decrease over time as these operating leases expire. No payments have been made to date and none are expected to be required to be made in the future. We have not recorded a liability for those guarantees in accordance with ASC 460 - Guarantees as Fiesta has indemnified us for all such obligations and we did not believe it was probable we would be required to perform under any of the guarantees or direct obligations.
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
Sales recognition at our restaurants is straightforward as customers pay for products at the time of sale and inventory turns over very quickly. Payments to vendors for products sold in the restaurants are generally settled within 30 days. The earnings reporting process is covered by our system of internal controls and generally does not require significant management estimates and judgments. However, critical accounting estimates and judgments, as noted below, are inherent in the assessment and recording of the fair market values of acquired restaurant assets and liabilities, insurance liabilities, the valuation of deferred income tax assets, the valuation of goodwill and intangible assets for impairment, assessing impairment of long-lived assets, accrued occupancy costs and lease accounting matters. While we apply our judgment based on assumptions believed to be reasonable under the circumstances, actual results could vary from these assumptions. It is possible that materially different amounts would be reported using different assumptions.
Acquisition Accounting. We account for business combinations under the acquisition method of accounting in accordance with ASC 805, "Business Combinations" ("ASC 805"). As required by ASC 805, assets acquired and liabilities assumed in a business combination are recorded at their respective fair values as of the business combination date. The most difficult estimations of individual fair values are those involving long-lived assets, such as property, equipment, favorable and unfavorable leases and intangible assets. We use available information to make these fair value determinations and, when necessary, engage an independent valuation specialist to assist in the fair value determination of favorable or unfavorable leases and intangible assets.
Insurance liabilities. The amount of liability we record for claims related to insurance requires us to make judgments about the amount of expenses that will ultimately be incurred. We are insured for certain losses related to workers’ compensation, general liability and medical insurance claims under policies where we pay all claims, subject to annual stop-loss insurance limitations both for individual claims and claims in the aggregate. We record insurance liabilities based on historical trends, which are continually monitored, and adjust accruals as warranted by changing circumstances. Since there are estimates and assumptions inherent in recording these insurance liabilities, including the ability to estimate the future development of incurred claims based on historical claims experience and loss reserves, current claim data, and the severity of the claims, differences between actual future events and prior estimates and assumptions could result in adjustments to these liabilities. As of December 28, 2014, we had $8.2 million accrued for these insurance claims.
Evaluation of Goodwill. We must evaluate our recorded goodwill for impairment on an ongoing basis. We have elected to conduct our annual impairment review of goodwill at our fiscal year end and we have determined that we currently have one reporting unit at our most recent measurement date. We may first assess the qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. In reviewing goodwill for impairment, we compare the net book value of the reporting unit to its estimated fair value. In determining the estimated fair value of the reporting unit, we employ a combination of a discounted cash flow analysis and a market-based approach. Assumptions include our anticipated growth rates and the weighted average cost of capital. The results of these analyses are corroborated with other value indicators where available, such as comparable company earnings multiples. This annual evaluation of goodwill requires us to make estimates and assumptions to determine the fair value of our reporting units including projections regarding future operating results and market values. Our impairment test at December 28, 2014 indicated the estimated fair value of our reporting unit exceeded the carrying value by approximately $184 million. This estimate may differ from actual future events and if this estimate or related projections change in the future, we may be required to record impairment charges for this asset.

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
Impairment of Burger King Franchise Rights. We assess the potential impairment of Burger King franchise rights associated with our Burger King restaurant acquisitions on an ongoing basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We determine if there is impairment by comparing the aggregate undiscounted future cash flows from those acquired restaurants with the respective carrying value of the aggregate franchise rights for each Burger King acquisition. In determining future cash flows, significant estimates are made by us with respect to future operating results of the acquired restaurants including sales trends, labor rates, commodity costs and other operating cost assumptions over their remaining franchise life. If acquired franchise rights are determined to be impaired, the impairment charge is measured by calculating the amount by which the franchise rights carrying amount exceeds its fair value. This process requires the use of estimates and assumptions, which are subject to a high degree of judgment. If these assumptions change in the future, we may be required to record impairment charges for these assets. We did not record any Burger King franchise rights impairment charges during the years ended December 28, 2014, December 29, 2013 or December 30, 2012.
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
Income Taxes. We performed an assessment of positive and negative evidence regarding the realization of our deferred income tax assets at December 28, 2014 as required by ASC 740. Judgment is used in considering the relative impact of negative and positive evidence. Under ASC 740, the weight given to negative and positive evidence is commensurate only to the extent that such evidence can be objectively verified. ASC 740 also prescribes that objective historical evidence, in particular our three-year cumulative loss position at December 28, 2014, be given greater weight than subjective evidence, including our forecast of future taxable income, which include assumptions that cannot be objectively verified. We considered all available positive and negative evidence and determined, based on the required weight of that evidence under ASC 740, that a valuation allowance was needed for all of our net deferred income tax assets at December 28, 2014. As a result, we recorded income tax expense of $24.3 million in the fourth quarter of 2014 relative to this valuation reserve.
We will continue to monitor and evaluate the positive and negative evidence considered in arriving at the above conclusion, in order to assess whether such conclusion remains appropriate in future periods.
We must also make estimates of certain items that relate to current and deferred tax liabilities. These estimates include employer tax credits for items such as the Work Opportunity Tax Credit, as well as estimates of tax depreciation based on methods anticipated to be used on our tax returns. These estimates are made based on the best available information at the time of the estimate and historical experience.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are exposed to market risk associated with fluctuations in interest rates, primarily limited to the senior credit facility. At December 28, 2014, there were no outstanding revolving credit borrowings under the senior credit facility. A 1% change in interest rates would have resulted in a nominal change to interest expense for the year ended December 28, 2014.
The Company entered into an amendment to the senior credit facility to provide for the release of cash collateral previously deposited in an account with the Administrative Agent on December 19, 2014 and revised certain financial ratios, including the Fixed Charge Coverage Ratio and Adjusted Leverage Ratio (all as defined under the the senior credit facility, as amended).
Effective December 19, 2014, borrowings under the senior credit facility bear interest at a rate per annum, at the Company’s option, of
(i) the Alternate Base Rate plus the applicable margin of 2.50% to 3.25% based on the Company’s Adjusted Leverage Ratio, or
(ii) the LIBOR Rate plus the applicable margin of 3.50% to 4.25% based on the Company’s Adjusted Leverage Ratio.
At December 28, 2014 the Company's LIBOR rate margin was 4.25% based on the Company's Adjusted Leverage Ratio at that date.
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
Evaluation of Disclosure Controls and Procedures. We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 28, 2014.
Changes in Internal Control over Financial Reporting. No changes occurred in our internal control over financial reporting during the fourth quarter of 2014 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Management has evaluated the effectiveness of its internal control over financial reporting as of December 28, 2014 based on the criteria set forth in a report entitled Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, we have concluded that, as of December 28, 2014, our internal control over financial reporting was effective based on those criteria.
Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on the effectiveness of our internal control over financial reporting and their report is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Carrols Restaurant Group, Inc.
Syracuse, NY

We have audited the internal control over financial reporting of Carrols Restaurant Group, Inc. and subsidiary (the "Company") as of December 28, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and consolidated financial statement schedule as of and for the year ended December 28, 2014 of the Company and our report dated March 4, 2015 expressed an unqualified opinion on those consolidated financial statements and consolidated financial statement schedule.

/s/ Deloitte & Touche LLP

Rochester, NY
March 4, 2015

ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Incorporated by reference from our Definitive Proxy Statement to be filed in connection with the 2015 Annual Meeting of Stockholders.
We have adopted a written code of ethics applicable to our directors, officers and employees in accordance with the rules of The NASDAQ Stock Market and the SEC. We make our code of ethics available free of charge through our internet website, www.carrols.com. We will disclose on our website amendments to or waivers from our code of ethics in accordance with all applicable laws and regulations.
ITEM 11. EXECUTIVE COMPENSATION
Incorporated by reference from our Definitive Proxy Statement to be filed in connection with the 2015 Annual Meeting of Stockholders.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated by reference from our Definitive Proxy Statement to be filed in connection with the 2015 Annual Meeting of Stockholders.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated by reference from our Definitive Proxy Statement to be filed in connection with the 2015 Annual Meeting of Stockholders.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Incorporated by reference from our Definitive Proxy Statement to be filed in connection with the 2015 Annual Meeting of Stockholders.

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
2.1
Asset Purchase Agreement, dated as of March 26, 2012, among Carrols Restaurant Group, Inc., Carrols LLC and Burger King Corporation (incorporated by reference to Exhibit 2.1 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on March 28, 2012)

2.2
Asset Purchase Agreement dated as of August 22, 2014 between Carrols LLC and Heartland Illinois Food Corp. (incorporated by reference to Exhibit 10.1 to Carrols Restaurant Group, Inc.'s Quarterly Report on Form 10-Q filed on November 6, 2014)

2.3
Asset Purchase Agreement dated as of August 22, 2014 between Carrols LLC and Heartland Indiana LLC (incorporated by reference to Exhibit 10.2 to Carrols Restaurant Group, Inc.'s Quarterly Report on Form 10-Q filed on November 6, 2014)

2.4
Asset Purchase Agreement dated as of August 22, 2014 between Carrols LLC and Heartland Midwest LLC (incorporated by reference to Exhibit 10.3 to Carrols Restaurant Group, Inc.'s Quarterly Report on Form 10-Q filed on November 6, 2014)

3.1
Form of Restated Certificate of Incorporation of Carrols Restaurant Group, Inc. (incorporated by reference to Exhibit 3.1 to Carrols Restaurant Group Inc.'s Registration Statement on Form S-1, as amended (Registration No. 333-137524))

3.2
Form of Amended and Restated Bylaws of Carrols Restaurant Group, Inc. (incorporated by reference to Exhibit 3.2 to Carrols Restaurant Group Inc.'s Registration Statement on Form S-1, as amended (Registration No. 333-137524)

3.3
Amendment to Carrols Restaurant Group, Inc. Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on January 6, 2012)

3.4
Carrols Restaurant Group, Inc. Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on June 1, 2012)

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

Exhibit
Number	Description
10.14
Amended and Restated Carrols Corporation and Subsidiaries Deferred Compensation Plan dated December 1, 2008 (incorporated by reference to Exhibit 10.23 to Carrols Restaurant Group's and Carrols Corporation's 2008 Annual Report on Form 10-K) †

10.15
Separation and Distribution Agreement dated as of April 24, 2012 among Carrols Restaurant Group, Inc., Carrols Corporation, Carrols LLC and Fiesta Restaurant Group, Inc. (incorporated by reference to Exhibit 10.1 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on April 26, 2012)

10.16
Tax Matters Agreement dated as of April 24, 2012 among Carrols Restaurant Group, Inc., Carrols Corporation, Carrols LLC and Fiesta Restaurant Group, Inc. (incorporated by reference to Exhibit 10.2 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on April 26, 2012)

10.17
Employee Matters Agreement dated as of April 24, 2012 among Carrols Restaurant Group, Inc., Carrols Corporation, Carrols LLC and Fiesta Restaurant Group, Inc. (incorporated by reference to Exhibit 10.3 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on April 26, 2012)

10.18
Transition Services Agreement dated as of April 24, 2012 among Carrols Restaurant Group, Inc., Carrols Corporation, Carrols LLC and Fiesta Restaurant Group, Inc. (incorporated by reference to Exhibit 10.4 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on April 26, 2012)

10.19
Second Lien Security Agreement, dated as of May 30, 2012, between Carrols Restaurant Group, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as collateral agent (incorporated by reference to Exhibit 10.1 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on June 1, 2012)

10.20
First Lien Security Agreement, dated as of May 30, 2012, between Carrols Restaurant Group, Inc., the guarantors named therein, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.2 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on June 1, 2012)

10.21
Amendment No. 1 to Asset Purchase Agreement, dated as of May 30, 2012, among Carrols Restaurant Group, Inc., Carrols LLC and Burger King Corporation (incorporated by reference to Exhibit 10.3 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on June 1, 2012)

10.22
Operating Agreement, dated as of May 30, 2012, between Carrols LLC and Burger King Corporation (incorporated by reference to Exhibit 10.4 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on June 1, 2012)

10.23
Credit Agreement, dated as of May 30, 2012, between Carrols Restaurant Group, Inc., the guarantors named therein, the lenders named therein and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.6 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on June 1, 2012)

10.24
First Amendment to Credit Agreement dated as of December 19, 2014 among Carrols Restaurant Group, Inc., the guarantors named therein, the lenders named therein and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on December 22, 2014)

10.25	First Amendment to Operating Agreement dated as of January 26, 2015, between Carrols LLC and Burger King Corporation#
14.1
Carrols Restaurant Group, Inc. and Carrols Corporation Code of Ethics (incorporated by reference to Exhibit 14.1 to Carrols Restaurant Group Inc.’s and Carrols Corporation’s 2006 Annual Report on Form 10-K)

21.1	List of Subsidiaries #
23.1	Consent of Deloitte & Touche LLP #
31.1	Chief Executive Officer's Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Carrols Restaurant Group, Inc.#
31.2	Chief Financial Officer's Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Carrols Restaurant Group, Inc.#
32.1	Chief Executive Officer's Certificate Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Carrols Restaurant Group, Inc.#
32.2	Chief Financial Officer's Certificate Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Carrols Restaurant Group, Inc.#
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit
Number	Description
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#	Filed herewith.

†	Compensatory plan or arrangement

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Carrols Restaurant Group, Inc.
Syracuse, NY

We have audited the accompanying consolidated balance sheets of Carrols Restaurant Group, Inc. and subsidiary (the "Company") as of December 28, 2014 and December 29, 2013, and the related consolidated statements of comprehensive loss, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 28, 2014. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and consolidated financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 28, 2014 and December 29, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 28, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 28, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2015 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Rochester, NY
March 4, 2015

CARROLS RESTAURANT GROUP, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 28, 2014 AND DECEMBER 29, 2013
(In thousands of dollars, except share and per share amounts)

	December 28, 2014	December 29, 2013
ASSETS
Current assets:
Cash	$21,221	$8,302
Trade and other receivables	4,034	2,846
Inventories	7,785	6,494
Prepaid rent	3,164	2,332
Prepaid expenses and other current assets	3,009	2,874
Refundable income taxes	2,416	2,631
Deferred income taxes (Note 12)	1,642	3,196
Total current assets	43,271	28,675
Restricted cash (Note 9)	—	20,000
Property and equipment, net (Note 4)	179,383	152,175
Franchise rights, net (Note 5)	102,900	90,168
Goodwill (Note 5)	17,793	8,162
Franchise agreements, at cost less accumulated amortization of $7,502 and $6,353, respectively	14,602	12,802
Favorable leases, net (Note 5)	4,725	2,974
Deferred financing fees	3,399	4,344
Deferred income taxes (Note 12)	—	6,824
Other assets	3,324	3,357
Total assets	$369,397	$329,481
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt (Note 9)	$1,272	$1,147
Accounts payable	19,239	14,687
Accrued interest	2,170	2,140
Accrued payroll, related taxes and benefits	17,321	18,021
Accrued real estate taxes	4,908	4,945
Other liabilities	10,273	9,709
Total current liabilities	55,183	50,649
Long-term debt, net of current portion (Note 9)	157,422	158,189
Lease financing obligations (Note 10)	1,202	1,200
Deferred income—sale-leaseback of real estate	15,108	16,824
Deferred income taxes (Note 12)	1,642	—
Accrued postretirement benefits (Note 19)	3,121	2,370
Unfavorable leases, net (Note 5)	13,027	8,175
Other liabilities (Note 7)	16,157	14,870
Total liabilities	262,862	252,277
Commitments and contingencies (Note 16)
Stockholders’ equity (Note 14):
Preferred stock, par value $.01; authorized 20,000,000 shares, issued and outstanding—100 shares	—	—
Voting common stock, par value $.01; authorized—100,000,000 shares, issued— 35,222,667 and 23,711,257 shares, respectively, and outstanding— 34,827,240 and 23,048,334 shares, respectively	348	230
Additional paid-in capital	137,647	69,258
Retained earnings (accumulated deficit)	(30,962)	7,155
Accumulated other comprehensive income (Note 19)	(357)	702
Treasury stock, at cost	(141)	(141)
Total stockholders’ equity	106,535	77,204
Total liabilities and stockholders’ equity	$369,397	$329,481

The accompanying notes are an integral part of these consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
YEARS ENDED DECEMBER 28, 2014, DECEMBER 29, 2013 AND DECEMBER 30, 2012
(In thousands of dollars, except share and per share amounts)

	December 28, 2014	December 29, 2013	December 30, 2012
Restaurant sales	$692,755	$663,483	$539,608
Costs and expenses:
Cost of sales	209,664	201,532	172,698
Restaurant wages and related expenses	219,718	208,404	169,857
Restaurant rent expense (Note 8)	48,865	47,198	37,883
Other restaurant operating expenses	113,586	106,508	88,883
Advertising expense	27,961	29,615	22,257
General and administrative (including stock-based compensation expense of $1,180, $1,205, and $925, respectively)	40,001	37,228	36,085
Depreciation and amortization	36,923	33,594	26,321
Impairment and other lease charges (Note 6)	3,541	4,462	977
Other expense (income) (Note 11)	47	17	(717)
Total operating expenses	700,306	668,558	554,244
Loss from operations	(7,551)	(5,075)	(14,636)
Interest expense	18,801	18,841	12,764
Loss on extinguishment of debt	—	—	1,509
Loss from continuing operations before income taxes	(26,352)	(23,916)	(28,909)
Provision (benefit) for income taxes (Note 12)	11,765	(10,397)	(10,093)
Net loss from continuing operations	(38,117)	(13,519)	(18,816)
Loss from discontinued operations, net of income taxes (Note 3)	—	—	(72)
Net loss	$(38,117)	$(13,519)	$(18,888)
Basic and diluted net loss per share (Note 15):
Continuing operations	$(1.23)	$(0.59)	$(0.83)
Discontinued operations	$—	$—	$0.00
Shares used in computing net loss per share:
Basic and diluted weighted average common shares outstanding	30,885,275	22,958,963	22,580,468
Other comprehensive loss, net of tax:
Net loss	$(38,117)	$(13,519)	$(18,888)
Change in valuation of interest rate swap, net of tax	—	—	68
Change in postretirement benefit obligations, (Note 19)	(1,059)	33	(484)
Comprehensive loss	$(39,176)	$(13,486)	$(19,304)

The accompanying notes are an integral part of these consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 28, 2014, DECEMBER 29, 2013 AND DECEMBER 30, 2012
(In thousands of dollars, except share and per share amounts)

					Retained	Accumulated
				Additional	Earnings	Other		Total
	Common Stock		Preferred	Paid-In	(Accumulated	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Stock	Capital	Deficit)	Income (Loss)	Stock	Equity
Balance at January 2, 2012	21,750,237	$218	$—	$6,954	$51,041	$1,085	$(141)	$59,157
Stock-based compensation	—	—	—	2,169	—	—	—	2,169
Exercise of stock options	69,824	—	—	295	—	—	—	295
Share conversion of stock options (Note 13)	666,090	7	—	(7)	—	—	—	—
Vesting of non-vested shares and excess tax benefits	262,090	2	—	934	—	—	—	936
Issuance of preferred stock (Note 14)	—	—	—	57,711	—	—	—	57,711
Distribution of Fiesta Restaurant Group's net assets (Note 3)	—	—	—	—	(10,791)	—	—	(10,791)
Net loss	—	—	—	—	(18,888)	—	—	(18,888)
Change in valuation of interest rate swap, net of tax of $42	—	—	—	—	—	68	—	68
Change in postretirement benefit obligations, net of tax of $322 (Note 19)	—	—	—	—	—	(484)	—	(484)
Balance at December 30, 2012	22,748,241	227	—	68,056	21,362	669	(141)	90,173
Stock-based compensation	—	—	—	1,205	—	—	—	1,205
Vesting of non-vested shares and excess tax benefits	300,093	3	—	(3)	—	—	—	—
Distribution of Fiesta Restaurant Group's net assets (Note 3)	—	—	—	—	(688)	—	—	(688)
Net loss	—	—	—	—	(13,519)	—	—	(13,519)
Change in postretirement benefit obligations, net of tax of $30 (Note 19)	—	—	—	—	—	33	—	33
Balance at December 29, 2013	23,048,334	230	—	69,258	7,155	702	(141)	77,204
Stock-based compensation	—	—	—	1,180	—	—	—	1,180
Vesting of non-vested shares and excess tax benefits	278,906	3	—	(3)	—	—	—	—
Issuance of common stock (Note 14)	11,500,000	115	—	67,212	—	—	—	67,327
Net loss	—	—	—	—	(38,117)	—	—	(38,117)
Change in postretirement benefit obligations (Note 19)	—	—	—	—	—	(1,059)	—	(1,059)
Balance at December 28, 2014	34,827,240	$348	$—	$137,647	$(30,962)	$(357)	$(141)	$106,535

The accompanying notes are an integral part of these consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 28, 2014, DECEMBER 29, 2013, AND DECEMBER 30, 2012
(In thousands of dollars)

	December 28, 2014	December 29, 2013	December 30, 2012
Cash flows provided from operating activities from continuing operations:
Net loss	$(38,117)	$(13,519)	$(18,888)
Loss from discontinued operations	—	—	72
Adjustments to reconcile net loss to net cash provided from operating activities of continuing operations:
Loss on disposals of property and equipment	537	925	212
Stock-based compensation	1,180	1,205	925
Impairment and other lease charges	3,541	4,462	977
Depreciation and amortization	36,923	33,594	26,321
Amortization of deferred financing costs	1,007	1,004	777
Amortization of unearned income	(130)	(143)	—
Amortization of deferred gains from sale-leaseback transactions	(1,793)	(1,799)	(1,776)
Deferred income taxes	11,548	(6,284)	(9,399)
Loss on extinguishment of debt	—	—	1,509
Changes in other operating assets and liabilities
Refundable income taxes	177	(2,379)	2,196
Accounts receivable	(1,094)	3,653	(3,183)
Accounts payable	2,194	(2,691)	7,160
Accrued interest	30	2	2,112
Accrued payroll, related taxes and benefits	(700)	2,780	5,581
Other	(596)	771	3,611
Net cash provided from operating activities of continuing operations	14,707	21,581	18,207
Cash flows used for investing activities of continuing operations:
Capital expenditures:
New restaurant development	(1,696)	(3,166)	—
Restaurant remodeling	(38,197)	(37,450)	(21,342)
Other restaurant capital expenditures	(6,720)	(7,203)	(6,247)
Corporate and restaurant information systems	(5,397)	(2,667)	(10,053)
Total capital expenditures	(52,010)	(50,486)	(37,642)
Acquisition of restaurants, net of cash acquired (Note 2)	(52,200)	—	(12,135)
Proceeds from sales of other assets	54	—	—
Decrease (increase) in restricted cash balance	20,000	—	(20,000)
Properties purchased for sale-leaseback	(3,412)	(3,144)	—
Proceeds from sale-leaseback transactions	19,565	3,144	1,177
Proceeds from insurance recoveries	—	—	610
Proceeds from sales of other properties	—	—	2,082
Net cash used for investing activities of continuing operations	(68,003)	(50,486)	(65,908)
Cash flows provided from (used for) financing activities of continuing operations:
Proceeds from public stock offering, net of expenses	67,327	—	—
Borrowings under senior credit facility	59,000	—	—
Repayments under senior credit facility	(59,000)	—	—
Proceeds from issuance of senior secured second lien notes	—	—	150,000
Cash of Fiesta Restaurant Group deconsolidated as a result of spin-off	—	—	(5,490)
Borrowings on previous revolving credit facilities	—	—	19,200
Repayments on previous revolving credit facilities	—	—	(23,200)
Repayments of term loans under prior credit facilities	—	—	(61,750)
Principal payments on term loans under prior credit facilities	—	—	(1,625)
Capital contribution to Fiesta Restaurant Group	—	—	(2,500)
Principal payments on capital leases	(1,050)	(1,075)	(620)
Excess tax benefits from stock-based compensation	—	—	936
Financing costs associated with issuance of debt	(62)	(8)	(5,945)
Proceeds from stock option exercises	—	—	295
Net cash provided from (used for) financing activities of continuing operations	66,215	(1,083)	69,301
Net increase (decrease) in cash from continuing operations	12,919	(29,988)	21,600
Net cash provided from operating activities of discontinued operations	—	—	3,718
Net cash used for investing activities of discontinued operations	—	—	(15,007)
Net cash provided from financing activities of discontinued operations	—	—	3,318
Net decrease in cash from discontinued operations	—	—	(7,971)
Net increase (decrease) in cash	12,919	(29,988)	13,629
Cash, beginning of period	8,302	38,290	24,661
Cash, end of period	$21,221	$8,302	$38,290

	December 28, 2014	December 29, 2013	December 30, 2012
Supplemental disclosures:
Interest paid on long-term debt	$17,659	$17,731	$9,751
Interest paid on lease financing obligations	$103	$101	$101
Accruals for capital expenditures	$4,683	$524	$5,034
Income taxes refunded, net	$(41)	$(1,733)	$(2,889)
Capital lease obligations acquired or incurred	$1,459	$116	$10,779
Preferred stock issued for consideration in acquisition	$—	$—	$57,711
Non-cash assets acquired	$—	$858	$—
Non-cash reduction of capital lease assets and obligation	$1,055	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 28, 2014, DECEMBER 29, 2013 AND DECEMBER 30, 2012
(in thousands of dollars except share and per share amounts)

1. Basis of Presentation
Business Description. At December 28, 2014 Carrols Restaurant Group, Inc. ("Carrols Restaurant Group") operated, as franchisee, 674 restaurants under the trade name “Burger King®” in 15 Northeastern, Midwestern and Southeastern states.
Basis of Consolidation. Carrols Restaurant Group is a holding company and conducts all of its operations through Carrols Corporation (“Carrols”) and its wholly-owned subsidiary. The consolidated financial statements presented herein include the accounts of Carrols Restaurant Group and its wholly-owned subsidiary Carrols. Any reference to “Carrols LLC” refers to Carrols’ wholly-owned subsidiary, Carrols LLC, a Delaware limited liability company.
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
Fiscal Year. The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. The fiscal years ended December 28, 2014, December 29, 2013 and December 30, 2012 each contained 52 weeks.
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

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 28, 2014, DECEMBER 29, 2013, DECEMBER 30, 2012
(in thousands of dollars except share and per share amounts)

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
Favorable and Unfavorable Leases. Favorable and unfavorable lease valuations resulted from the terms of acquired operating lease contracts being favorable or unfavorable relative to market terms of comparable leases on the acquisition date. Favorable and unfavorable lease valuations are amortized as a component of rent expense on a straight-line basis over the remaining lease terms at the time of the acquisition.
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

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 28, 2014, DECEMBER 29, 2013, DECEMBER 30, 2012
(in thousands of dollars except share and per share amounts)

Income Taxes. Deferred tax assets and liabilities are based on the difference between the financial statement and tax bases of assets and liabilities as measured by the tax rates that are anticipated to be in effect when those differences reverse. The deferred tax provision generally represents the net change in deferred tax assets and liabilities during the period including any changes in valuation allowances. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is established when it is necessary to reduce deferred tax assets to an amount for which realization is likely. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company and its subsidiary file a consolidated federal income tax return.
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
Fair Value of Financial Instruments. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. In determining fair value, the accounting standards establish a three level hierarchy for inputs used in measuring fair value as follows: Level 1 inputs are quoted prices in active markets for identical assets or liabilities; Level 2 inputs are observable for the asset or liability, either directly or indirectly, including quoted prices in active markets for similar assets or liabilities; and Level 3 inputs are unobservable and reflect our own assumptions. Financial instruments include cash, accounts receivable, accounts payable, and long-term debt. The carrying amounts of cash, accounts receivable and accounts payable approximate fair value because of the short-term nature of these financial instruments. The fair value of the Carrols Restaurant Group 11.25% Senior Secured Second Lien Notes due 2018 is based on a recent trading value, which is considered Level 2, and at December 28, 2014 was approximately $160.5 million. See Note 6 for a discussion of the fair value measurement of non-financial assets.
Fair value measurements of non-financial assets and non-financial liabilities are primarily used in the impairment analysis of long-lived assets, goodwill and intangible assets. Long-lived assets and definite-lived intangible assets are measured at fair value on a nonrecurring basis using Level 3 inputs. As described in Note 6, the Company recorded long-lived asset impairment charges of $2.6 million, $2.8 million and $1.0 million during the years ended December 28, 2014, December 29, 2013 and December 30, 2012, respectively.
Derivative Financial Instruments. The Company recognizes derivatives on the balance sheet at fair value, which are considered Level 1. The Company’s only derivative in the past three years was an interest rate swap that was settled in conjunction with the refinancing of debt during the year ended December 30, 2012 and it was designated as a cash flow hedge. The effective portion of the changes in the fair value of this arrangement were recognized in accumulated other comprehensive loss until the hedged item was recognized in earnings. The ineffective portion of the changes in the fair value of this arrangement was immediately recognized in earnings. The Company classifies cash inflows and outflows from derivatives within operating activities on the statement of cash flows.
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

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 28, 2014, DECEMBER 29, 2013, DECEMBER 30, 2012
(in thousands of dollars except share and per share amounts)

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
Gift cards. The Company sells gift cards in its restaurants that are issued under Burger King Corporation's ("BKC") gift card program. Proceeds from the sale of Burger King gift cards at the Company’s restaurants are received by BKC. The Company recognizes revenue from gift cards upon redemption by the customer.
Concentrations of Credit Risk. Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash and cash equivalents. The Company maintains its day-to-day operating cash balances in non-interest-bearing transaction accounts, which are insured by the Federal Deposit Insurance Corporation up to $250. Although the Company maintains balances that exceed the federally insured limit, it has not experienced any losses related to these balances and believes credit risk to be minimal.
Segment Information. Operating segments are components of an entity for which separate financial information is available and is regularly reviewed by the chief operating decision maker in order to allocate resources and assess performance. The Company's chief operating decision maker currently evaluates the Company's operations from a number of different operational perspectives, however resource allocation decisions are made on a total-company basis. The Company derives all significant revenues from a single operating segment. Accordingly, the Company views the operating results of its Burger King restaurants as one reportable segment.
Subsequent Events. The Company reviewed and evaluated subsequent events through the issuance date of the Company’s consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 28, 2014, DECEMBER 29, 2013, DECEMBER 30, 2012
(in thousands of dollars except share and per share amounts)

2. Acquisitions
2014 Acquisitions
During the year ended December 28, 2014, the Company acquired an aggregate of 123 restaurants from other franchisees, which we refer to as the "2014 acquired restaurants", in the following transactions:

Closing Date	Number of Restaurants	Purchase Price		Market Location
April 30, 2014	4	$681		Fort Wayne, Indiana
June 30, 2014	4	3,819	(1)	Pittsburgh, Pennsylvania
July 22, 2014	21	8,609		Rochester, New York and Southern Tier of Western New York
October 8, 2014	30	20,330	(1)	Wilmington and Greenville, North Carolina
November 4, 2014	64	18,761	(2)	Nashville, Tennessee; Indiana and Illinois
	123	$52,200

(1)
The acquisitions on June 30, 2014 and October 8, 2014 included the purchase of one and twelve fee-owned properties, respectively. Ten of these fee-owned properties were sold in sale-leaseback transactions during the fourth quarter of 2014 for net proceeds of $12,961.

(2)	In connection with the acquisition on November 4, 2014, the Company entered into an agreement with BKC to remodel 46 of the restaurants acquired over a five-year period beginning in 2014.
The Company allocated the aggregate purchase price to the net tangible and intangible assets acquired in the acquisitions at their estimated fair values. The following table summarizes the final allocation of the aggregate purchase price for the five 2014 acquisitions:

Inventory	$1,267
Land and buildings	15,955
Restaurant equipment	5,818
Restaurant equipment - subject to capital lease	1,381
Leasehold improvements	1,804
Franchise fees	3,064
Franchise rights	17,098
Favorable leases	2,096
Deferred income taxes	1,526
Other assets	65
Goodwill	9,631
Capital lease obligation for restaurant equipment	(1,458)
Unfavorable leases	(5,912)
Other liabilities	(135)
Net assets acquired	$52,200
The Company engaged a third party valuation specialist to assist with the valuation of certain leasehold improvements, franchise rights and favorable and unfavorable leases. The Company estimated that the carrying value of restaurant equipment, subject to certain adjustments, and restaurant equipment subject to capital leases was equivalent to fair value of this equipment at the date of the acquisitions. The fair value determination of franchise agreements for certain restaurants was based on the amounts paid for such agreements if the terms were at market rates. The fair values of acquired land and buildings were determined using both the cost approach and market approach. The fair value of

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 28, 2014, DECEMBER 29, 2013, DECEMBER 30, 2012
(in thousands of dollars except share and per share amounts)

the favorable and unfavorable leases acquired, as well as the fair value of land, buildings and leasehold improvements acquired, were measured using significant inputs observable in the open market. As such, the Company categorizes these as Level 2 inputs under ASC 820. The fair value of acquired franchise rights was primarily determined using the income approach.
Goodwill recorded in connection with these acquisitions was attributable to the workforce of the acquired restaurants and synergies expected to arise from cost savings opportunities. A portion of the goodwill recorded is expected to be deductible for tax purposes. Deferred income tax assets relative to the 2014 acquired restaurants are due to the book and tax bases difference of net favorable and unfavorable leases.

The weighted average amortization period of the amortizable intangible assets acquired in 2014 is as follows:

Favorable leases	13.4
Unfavorable leases	15.0
Franchise rights	30.4
The results of operations for the restaurants acquired are included from the closing date of the respective acquisition. The 2014 acquired restaurants contributed restaurant sales of $34.0 million in 2014. It is impracticable to disclose net earnings for the post-acquisition period for the 2014 acquired restaurants as net earnings of these restaurants were not tracked on a collective basis due to the integration of administrative functions, including field supervision. During the year ended December 28, 2014, approximately $1.9 million of transaction and integration costs related to the 2014 acquisitions were recorded in general and administrative expense.
The pro forma impact on the results of operations for the 2014 acquisitions is included below. The pro forma results of operations are not necessarily indicative of the results that would have occurred had the acquisitions been consummated at the beginning of the periods presented, nor are they necessarily indicative of any future consolidated operating results. The following table summarizes the Company's unaudited proforma operating results:

	Year Ended
	December 28, 2014	December 29, 2013
Restaurant sales	$793,521	$800,264
Net loss from continuing operations	$(31,364)	$(9,964)
Basic and diluted loss per share	$(1.02)	$(0.43)
This pro forma financial information does not give effect to any anticipated synergies, operating efficiencies or cost savings or any transaction and integration costs related to the 2014 acquired restaurants.
2012 Acquisition
On May 30, 2012, the Company acquired 278 restaurants from BKC for a purchase price consisting of (i) a 28.9% equity ownership interest in the Company, (ii) $3.8 million for cash on hand and inventory at the acquired BKC restaurants and (iii) $9.4 million of franchise fees and $3.6 million for BKC’s assignment of its right of first refusal ("ROFR") on franchisee restaurant transfers in 20 states pursuant to an operating agreement dated May 30, 2012, as amended, (the "operating agreement") with BKC entered into at closing. The ROFR is payable in quarterly payments over five years. The Company also entered into new franchise agreements pursuant to the purchase and operating agreements and entered into new leases with BKC for all of the restaurants acquired in 2012, including leases for 81 restaurants owned in fee by BKC and subleases for 197 restaurants under terms substantially the same as BKC’s underlying leases for those properties. Pursuant to the operating agreement, the Company also agreed to remodel 455 Burger King restaurants to BKC’s 20/20 restaurant image.
The aggregate purchase price was $74.5 million consisting of equity consideration of $57.7 million from the issuance of 100 shares of Series A Convertible Preferred Stock ("Preferred Stock") and a cash purchase price of $16.8

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 28, 2014, DECEMBER 29, 2013, DECEMBER 30, 2012
(in thousands of dollars except share and per share amounts)

million. The value of the Preferred Stock was based on 9.4 million shares of common stock, the number of common shares the Preferred Stock would be convertible into at the stock price of $6.13 per share on the closing date of the 2012 acquisition. See Note 14 —Stockholder's Equity for further information.
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
The weighted average amortization period assigned to the amortizable intangible assets acquired in 2012 was as follows:

Favorable leases	14.7
Unfavorable leases	14.3
Franchise rights	33.5

The results of operations of the acquired BKC restaurants are included in the Company's consolidated statements of operations from May 31, 2012, the day following the closing of the 2012 acquisition. The acquired BKC restaurants contributed revenues of $174.3 million for the period May 31, 2012 through December 30, 2012. It is impracticable to disclose net earnings for the post-acquisition period for these acquired BKC restaurants as net earnings of these restaurants were not tracked on a collective basis due to the integration of administrative functions, including field supervision. During the year ended December 30, 2012, approximately $1.2 million of acquisition and integration costs related to the 2012 acquisition was recorded in general and administrative expense.

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 28, 2014, DECEMBER 29, 2013, DECEMBER 30, 2012
(in thousands of dollars except share and per share amounts)

The pro forma impact on the results of operations for the 2012 acquisition is included below. The pro forma results of operations are not necessarily indicative of the results that would have occurred had the acquisition been consummated at the beginning of the periods presented, nor are they necessarily indicative of any future consolidated operating results. The following table summarizes the Company's unaudited proforma operating results:

Year Ended
December 30, 2012
Restaurant sales	$665,032
Net loss from continuing operations	$(24,935)
Basic and diluted net loss per share from continuing operations	$(1.10)

This pro forma financial information does not give effect to any anticipated synergies, operating efficiencies or cost savings that may be associated with the 2012 acquisition or any acquisition and integration costs we incurred related to the 2012 acquisition.
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
The consolidated statements of operations and consolidated statements of cash flows present Fiesta’s businesses for the period from January 1, 2012 through May 7, 2012 as discontinued operations.
The consolidated statements of operations and comprehensive loss for period through the completion of the Spin-off included certain general and administrative expenses associated with administrative support to Fiesta for executive management, information systems and certain accounting, legal and other administrative functions, which had previously been allocated to Fiesta. The allocation of certain of these expenses do not qualify for classification within discontinued operations, and therefore are included as general and administrative expenses within continuing operations. In addition, certain expenses directly related to the Spin-off which had previously been allocated to both the Company and Fiesta have been included in discontinued operations in their entirety.
The following table details amounts associated with the Spin-off which have been reported in discontinued operations:

Year ended
December 30, 2012
Revenues	$175,364
Loss from discontinued operations before income taxes	$(625)
Net loss from discontinued operations	$(72)
In connection with the Spin-off, on April 24, 2012 Carrols Restaurant Group and Carrols entered into several agreements with Fiesta that govern the Company’s post Spin-off relationship with Fiesta, including a Separation and Distribution Agreement, Tax Matters Agreement, Employee Matters Agreement and Transition Services Agreement.

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 28, 2014, DECEMBER 29, 2013, DECEMBER 30, 2012
(in thousands of dollars except share and per share amounts)

Amounts earned by Carrols under the Transition Services Agreement were $3.4 million and $3.8 million during the years ended December 29, 2013 and December 30, 2012, respectively.
4. Property and Equipment
Property and equipment at December 28, 2014 and December 29, 2013 consisted of the following:

	December 28, 2014	December 29, 2013
Land	$6,316	$4,879
Owned buildings	8,335	7,545
Leasehold improvements	185,109	149,268
Equipment	170,053	162,854
Assets subject to capital leases	16,018	16,121
	385,831	340,667
Less accumulated depreciation and amortization	(206,448)	(188,492)
	$179,383	$152,175
Assets subject to capital leases primarily pertain to buildings leased for certain restaurant locations and certain leases of restaurant equipment and had accumulated amortization at December 28, 2014 and December 29, 2013 of $8,168 and $7,346, respectively. Depreciation expense for all property and equipment for the years ended December 28, 2014, December 29, 2013 and December 30, 2012 was $31,372, $28,364 and $21,632, respectively.
5. Intangible Assets
Goodwill. The Company is required to review goodwill for impairment annually, or more frequently, when events and circumstances indicate that the carrying amount may be impaired. If the determined fair value of goodwill is less than the related carrying amount, an impairment loss is recognized. The Company performs its annual impairment assessment as of the last day of the fiscal year. In performing its goodwill impairment test, the Company compared the net book value of its reporting unit to its estimated fair value, the latter determined by employing a combination of a discounted cash flow analysis and a market-based approach. There have been no goodwill impairment losses during the years ended December 28, 2014, December 29, 2013 and December 30, 2012.

Goodwill at December 30, 2012 and December 29, 2013	$8,162
Acquisitions of restaurants (Note 2)	9,631
Goodwill at December 28, 2014	$17,793
Franchise Rights. Amounts allocated to franchise rights for each acquisition of Burger King restaurants are amortized using the straight-line method over the average remaining term of the acquired franchise agreements plus one twenty-year renewal period. The following is a summary of the Company’s franchise rights as of the respective balance sheet dates:

	December 28, 2014		December 29, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Franchise rights	$186,084	$83,184	$168,986	$78,818
Amortization expense related to franchise rights for the years ended December 28, 2014, December 29, 2013 and December 30, 2012 was $4,366, $4,120 and $3,767, respectively, and the Company expects annual amortization to be $4,671 in 2015, $4,708 in 2016, and $4,677 in 2017, 2018 and 2019. No impairment charges were recorded

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 28, 2014, DECEMBER 29, 2013, DECEMBER 30, 2012
(in thousands of dollars except share and per share amounts)

related to the Company’s franchise rights for the years ended December 28, 2014, December 29, 2013 and December 30, 2012.
Favorable and Unfavorable Leases. Amounts allocated to favorable and unfavorable leases are being amortized using the straight-line method over the remaining terms of the underlying lease agreements as a net reduction of restaurant rent expense. The following is a summary of the Company’s favorable and unfavorable leases as of the respective balance sheet dates, which are included as assets and liabilities, respectively, on the accompanying consolidated balance sheets:

	December 28, 2014		December 29, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Favorable leases	$5,566	$841	$3,470	$496
Unfavorable leases	$15,267	$2,240	$9,553	$1,378
The net reduction of rent expense related to the amortization of favorable and unfavorable leases for the years ended December 28, 2014, December 29, 2013 and December 30, 2012 was $715, $557 and $325, respectively, and the Company expects the net annual amortization to be $812 in 2015, $746 in 2016, $687 in 2017, $676 in 2018 and $615 in 2019.
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
During the year ended December 28, 2014 the Company recorded other lease charges of $1.0 million and impairment charges of $2.6 million, consisting of approximately $1.1 million of capital expenditures at previously impaired restaurants and $1.4 million related to initial impairment charges for nine underperforming restaurants.
During the year ended December 29, 2013, the Company recorded other lease charges of $1.6 million associated with the closure of four of the Company's restaurants, impairment charges of $2.8 million consisting of approximately $0.9 million of capital expenditures at previously impaired restaurants and $1.9 million related to initial impairment charges for nineteen underperforming restaurants.
During the year ended December 30, 2012, the Company recorded impairment charges of $1.0 million related to certain underperforming restaurants.

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 28, 2014, DECEMBER 29, 2013, DECEMBER 30, 2012
(in thousands of dollars except share and per share amounts)

The following table presents the activity in the accrual for closed restaurant locations:

	December 28, 2014	December 29, 2013
Balance, beginning of year	$1,466	$—
Provisions for restaurant closures	724	1,616
Changes in estimates of accrued costs	87	—
Payments, net	(721)	(242)
Other adjustments, including the effect of discounting future obligations	165	92
Balance, end of year	$1,721	$1,466
In 2014, changes in estimates of accrued costs primarily relate to revisions to certain sublease income assumptions and costs.
7. Other Liabilities, Long-Term
Other liabilities, long-term, at December 28, 2014 and December 29, 2013 consisted of the following:

	December 28, 2014	December 29, 2013
Accrued occupancy costs	$9,287	$7,793
Accrued workers’ compensation and general liability claims	3,211	2,272
Deferred compensation	567	353
Long-term obligation to BKC for right of first refusal	939	1,672
Other	2,153	2,780
	$16,157	$14,870
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
In the years ended December 28, 2014, December 29, 2013 and December 30, 2012, the Company sold fifteen, two and one restaurant properties, respectively, in sale-leaseback transactions for net proceeds of $19,565, $3,144 and $1,177, respectively. These leases have been classified as operating leases and contain a twenty-year initial term plus renewal options.
Deferred gains from sale-leaseback transactions of Burger King restaurant properties of $373 and $705 were recognized during the years ended December 28, 2014 and December 30, 2012, respectively, and are being amortized over the term of the related leases. There were no deferred gains from sale-leaseback transactions during the year ended December 29, 2013. The amortization of deferred gains from sale-leaseback transactions was $1,793, $1,799 and $1,776 for the years ended December 28, 2014, December 29, 2013 and December 30, 2012, respectively.

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 28, 2014, DECEMBER 29, 2013, DECEMBER 30, 2012
(in thousands of dollars except share and per share amounts)

Minimum rent commitments under capital and non-cancelable operating leases at December 28, 2014 were as follows:

Fiscal year ending:	Capital	Operating
January 3, 2016	$1,812	$53,867
January 1, 2017	1,812	52,216
December 31, 2017	1,812	50,136
December 30, 2018	1,818	48,127
December 29, 2019	1,819	45,906
Thereafter	1,500	391,238
Total minimum lease payments	10,573	$641,490
Less amount representing interest	(1,879)
Total obligations under capital leases	8,694
Less current portion	(1,272)
Long-term obligations under capital leases	$7,422
Total rent expense on operating leases, including contingent rent on both operating and capital leases, was as follows:

	Year ended
	December 28, 2014	December 29, 2013	December 30, 2012
Minimum rent on real property	$45,371	$43,650	$34,758
Contingent rent on real property	3,494	3,548	3,125
Restaurant rent expense	48,865	47,198	37,883
Administrative and equipment rent	264	225	174
	$49,129	$47,423	$38,057
9. Long-term Debt
Long-term debt at December 28, 2014 and December 29, 2013 consisted of the following:

	December 28, 2014	December 29, 2013
Collateralized:
Carrols Restaurant Group 11.25% Senior Secured Second Lien Notes	$150,000	$150,000
Capital leases (Note 8)	8,694	9,336
	158,694	159,336
Less: current portion	(1,272)	(1,147)
	$157,422	$158,189
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

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 28, 2014, DECEMBER 29, 2013, DECEMBER 30, 2012
(in thousands of dollars except share and per share amounts)

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
The Notes are jointly and severally guaranteed, unconditionally and in full by the Company's subsidiaries which are directly or indirectly owned by the Company. Separate condensed consolidating information is not included because the Company is a holding company that has no independent assets or operations. There are no significant restrictions on the ability of the Company or the guarantor subsidiaries to obtain funds from its respective subsidiaries. All consolidated amounts in the Company's financial statements are representative of the combined guarantors.
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
The indenture governing the Notes contains customary default provisions, including without limitation, a cross-default provision pursuant to which it is an event of default under these notes and the indenture if there is a default under any indebtedness of the Company having an outstanding principal amount of $15.0 million or more which results in the acceleration of such indebtedness prior to its stated maturity or is caused by a failure to pay principal when due. The Company was in compliance as of December 28, 2014 with the restrictive covenants of the indenture governing the Notes.
Senior Credit Facility. On May 30, 2012, the Company entered into a senior credit facility, which provides for aggregate revolving credit borrowings of up to $20.0 million (including $15.0 million available for letters of credit) maturing on May 30, 2017. The senior credit facility also provides for incremental borrowing increases of up to $25.0 million, in the aggregate. As of December 28, 2014, there were no outstanding borrowings under the senior credit facility.
On December 19, 2014 the Company entered into an amendment to the senior credit facility to provide for the release of $20.0 million of cash collateral, originally deposited on May 30, 2012 in an account with the Administrative Agent, and revised certain financial ratios, including the Fixed Charge Coverage Ratio and Adjusted Leverage Ratio (all as defined under the first amendment to the senior credit facility). Additionally, the amendment requires the Company to have no outstanding borrowings for a consecutive 30-day period during each trailing twelve month period.
Effective on December 19, 2014, borrowings under the senior credit facility bear interest at a rate per annum, at the Company’s option, of
(i) the Alternate Base Rate plus the applicable margin of 2.50% to 3.25% based on the Company’s Adjusted Leverage Ratio, or
(ii) the LIBOR Rate plus the applicable margin of 3.50% to 4.25% based on the Company’s Adjusted Leverage Ratio.
At December 28, 2014 the Company's LIBOR rate margin was 4.25% based on the Company's Adjusted Leverage Ratio at that date.
The deposit of cash collateral was classified as restricted cash on the Company's consolidated balance sheet as of December 29, 2013.

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 28, 2014, DECEMBER 29, 2013, DECEMBER 30, 2012
(in thousands of dollars except share and per share amounts)

Prior to the amendment to the senior credit facility, revolving credit borrowings under the senior credit facility bore interest at a rate per annum, at the Company’s option, of:
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
The senior credit facility contains certain covenants, including, without limitation, those limiting the Company’s and its subsidiaries' ability to, among other things, incur indebtedness, incur liens, sell or acquire assets or businesses, change the character of its business in all material respects, engage in transactions with related parties, make certain investments, make certain restricted payments or pay dividends. In addition, the senior credit facility, requires the Company to meet certain financial ratios, including Fixed Charge Coverage Ratio and Adjusted Leverage Ratio (both as defined under the senior credit facility, as amended). The Company is in compliance with the covenants under the senior credit facility at December 28, 2014.
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
After reserving $12.0 million for letters of credit issued under the senior credit facility at January 1, 2015, which included amounts for anticipated claims from our 2015 renewals of workers’ compensation and other insurance policies, $8.0 million was available for revolving credit borrowings under the senior credit facility at January 1, 2015.
At December 28, 2014, principal payments required on long-term debt, including capital leases, are as follows:

2015	$1,272
2016	1,359
2017	1,451
2018	151,556
2019	1,663
Thereafter	1,393
$158,694
The weighted average interest rate on all debt, excluding lease financing obligations, for the years ended December 28, 2014, December 29, 2013 and December 30, 2012 was 11.2%, 11.3% and 9.6%, respectively. Interest expense on the Company’s long-term debt, excluding lease financing obligations, was $18,694, $18,734 and $12,657 for the years ended December 28, 2014, December 29, 2013 and December 30, 2012, respectively.
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

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 28, 2014, DECEMBER 29, 2013, DECEMBER 30, 2012
(in thousands of dollars except share and per share amounts)

These leases generally provide for an initial term of twenty years plus renewal options. The rent payable under such leases includes a minimum rent provision and in some cases, includes rent based on a percentage of sales. These leases also require payment of property taxes, insurance and utilities.
At December 28, 2014, payments required on lease financing obligations were as follows:

2015	$103
2016	104
2017	105
2018	106
2019	108
Thereafter, through 2023	1,561
Total minimum lease payments	2,087
Less: Interest implicit in obligations	(885)
Total lease financing obligations	$1,202
The interest rate on lease financing obligations was 8.7% at December 28, 2014. Interest expense on lease financing obligations totaled $107 in each of the years ended December 28, 2014, December 29, 2013 and December 30, 2012.
11. Other Income
In 2012, the Company recorded net gains of $0.7 million related to related to property insurance recoveries from fires at two restaurants.
12. Income Taxes
The provision (benefit) for income taxes on income from continuing operations was comprised of the following:

	Year ended
	December 28, 2014	December 29, 2013	December 30, 2012
Current:
Federal	$—	$(4,325)	$(772)
State	217	212	78
	217	(4,113)	(694)

Deferred:
Federal	(11,330)	(5,561)	(10,055)
State	(1,448)	(1,347)	(1,407)
	(12,778)	(6,908)	(11,462)
Valuation allowance	24,326	624	2,063
Provision (benefit) for income taxes	$11,765	$(10,397)	$(10,093)
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 28, 2014, DECEMBER 29, 2013, DECEMBER 30, 2012
(in thousands of dollars except share and per share amounts)

The components of deferred income tax assets and liabilities at December 28, 2014 and December 29, 2013 were as follows:

	December 28, 2014	December 29, 2013
Deferred income tax assets:
Deferred income on sale-leaseback of certain real estate	$5,857	$6,523
Lease financing obligations	227	212
Postretirement benefit obligations	1,244	1,363
Stock-based compensation expense	273	290
Property and equipment depreciation	4,080	1,348
Federal net operating loss carryforwards	11,091	5,735
State net operating loss carryforwards	3,077	2,686
Goodwill and other intangibles, net	2,641	2,748
Occupancy costs	6,819	5,038
Tax credit carryforwards	9,498	5,721
Other	2,241	1,890
Accrued vacation benefits	2,020	1,939
Accrued workers compensation	992	1,013
Other accruals	1,059	785
Gross deferred income tax assets	51,119	37,291
Less: Valuation allowance	(27,423)	(2,687)
Net deferred income tax assets	$23,696	$34,604

Deferred income tax liabilities:
Accumulated other comprehensive income-postretirement benefits	$(34)	$(444)
Inventory and other reserves	(246)	(272)
Franchise rights	(23,416)	(23,868)
Total deferred income tax liabilities	$(23,696)	$(24,584)

Reported in Consolidated Balance Sheets as:
Deferred income taxes - current asset	$1,642	$3,196
Deferred income taxes - noncurrent asset (liability)	(1,642)	6,824
Carrying value of net deferred income tax assets	$—	$10,020
The Company has performed an assessment of positive and negative evidence regarding the realization of its deferred income tax assets at December 28, 2014 as required by ASC 740. Under ASC 740, the weight given to negative and positive evidence is commensurate only to the extent that such evidence can be objectively verified. ASC 740 also prescribes that objective historical evidence, in particular the Company’s three-year cumulative loss position at December 28, 2014, be given greater weight than subjective evidence, including the Company’s forecasts of future taxable income, which include assumptions that cannot be objectively verified. The Company considered all available positive and negative evidence and determined, based on the required weight of that evidence under ASC 740, that a valuation allowance was needed for all of its net deferred income tax assets at December 28, 2014. As a result, the Company recorded income tax expense of $24.3 million in the fourth quarter of 2014 relative to this valuation reserve.
The Company's federal net operating loss carryforwards expire beginning in 2033. As of December 28, 2014, the Company had federal net operating loss carryforwards of approximately $31.7 million.

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 28, 2014, DECEMBER 29, 2013, DECEMBER 30, 2012
(in thousands of dollars except share and per share amounts)

The Company determined in 2012 that there were uncertainties relative to its ability to utilize the deferred income tax assets associated with certain state net operating loss carryforwards. In recognition of these uncertainties, the Company provided a valuation allowance of $2.1 million in 2012 and $0.6 million in 2013. The Company’s state net operating loss carryforwards expire beginning in 2017 through 2034. At December 28, 2014, the Company had a valuation allowance of $3.1 million related to state net operating loss carryforwards.
The estimation of future taxable income for federal and state purposes and the Company's ability to realize deferred tax assets can significantly change based on future events and operating results. Thus, recorded valuation allowances may be subject to future changes that could have a material impact on the consolidated financial statements. If the Company determines that it is more likely than not that it will realize these deferred tax assets in the future, the Company will make an adjustment to the valuation allowance at that time.
A reconciliation of the statutory federal income tax benefit to the tax provision (benefit) applied to income from continuing operations for the years ended December 28, 2014, December 29, 2013, and December 30, 2012 was as follows:

	Year ended
	December 28, 2014	December 29, 2013	December 30, 2012
Statutory federal income tax benefit	$(9,223)	$(8,371)	$(10,118)
State income taxes (benefit), net of federal benefit	(749)	(656)	(688)
Stock-based compensation expense	—	—	(657)
Change in valuation allowances	24,326	624	2,063
Employment tax credits	(2,291)	(2,298)	(353)
Miscellaneous	(298)	304	(340)
Provision (benefit) for income taxes	$11,765	$(10,397)	$(10,093)
The Company's policy is to recognize interest and/or penalties related to uncertain tax positions in income tax expense. At December 28, 2014 and December 29, 2013, the Company had no unrecognized tax benefits and no accrued interest related to uncertain tax positions. The tax years 2009 - 2014 remain open to examination by the major taxing jurisdictions to which the Company is subject. In 2014, the Company concluded an examination of its consolidated federal income tax return for the tax years 2009 through 2012. Although it is not reasonably possible to estimate the amount by which unrecognized tax benefits may increase within the next twelve months due to uncertainties regarding the timing of examinations, the Company does not expect unrecognized tax benefits to significantly change in the next twelve months.
13. Stock-Based Compensation
2006 Stock Incentive Plan. In 2006, the Company adopted a stock plan entitled the 2006 Stock Incentive Plan, as amended, (the “2006 Plan”) and reserved and authorized a total of 3,300,000 shares of common stock for grant thereunder. On June 9, 2011, the stockholders approved an amendment to the 2006 Plan increasing the number of shares of common stock available for issuance by an additional 1,000,000 shares. As of December 28, 2014, 2,128,160 shares were available for future grant or issuance.
In 2014, the Company issued an aggregate of 14,048 non-vested shares of stock to non-employee directors. The non-vested stock award vests over five years at the rate of 20% on each anniversary date of the award, provided that the participant has continuously remained a director of the Company.
In connection with the Spin-off of Fiesta, on March 5, 2012 Carrols Restaurant Group converted all of its outstanding vested stock options to shares of the Company's common stock and all of its outstanding non-vested stock options to non-vested shares of the Company's common stock. The non-vested stock awards issued vest according to the same period and anniversary dates as the original stock options, with the pro-rated portion of the award vesting on

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 28, 2014, DECEMBER 29, 2013, DECEMBER 30, 2012
(in thousands of dollars except share and per share amounts)

the anniversary of the original option award. The conversion resulted in $0.5 million of total incremental stock-based compensation cost pertaining to continuing operations of the Company, of which $0.4 million was recognized during the year ended December 30, 2012.
Stock-based compensation expense for the years ended December 28, 2014, December 29, 2013, and December 30, 2012 was $1.2 million, $1.2 million and $0.9 million, respectively.
A summary of all non-vested shares activity for the year ended December 28, 2014 was as follows:

	Shares	Weighted Average Grant Date Price
Non-vested at December 29, 2013	662,923	$7.35
Granted	14,048	7.12
Vested	(278,906)	8.26
Forfeited	(2,638)	10.11
Non-vested at December 28, 2014	395,427	6.68
The fair value of the non-vested shares is based on the closing price of the Company's stock on the date of grant. As of December 28, 2014, the total non-vested stock-based compensation expense was approximately $1.5 million and the remaining weighted average vesting period for non-vested shares was 1.6 years.
14. Stockholder's Equity
Preferred Stock. In connection with the 2012 acquisition of restaurants from BKC discussed in Note 2, the Company issued to BKC 100 shares of Series A Convertible Preferred Stock pursuant to a certificate of designation.
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
Common Stock Public Offering. On April 30, 2014, the Company completed an underwritten public offering of 10.0 million shares of common stock at a price of $6.20 per share (the "Public Offering"). The Company also issued and sold an additional 1.5 million shares of common stock pursuant to the underwriters exercise of the option to purchase additional shares at the same terms and conditions as offered in the Public Offering, for a total share issuance of 11.5 million shares. All shares were issued and sold by the Company and the net proceeds received were approximately $67.3 million in the aggregate after deducting underwriting discounts and commissions and offering expenses.
The Company has used the net proceeds of the Public Offering to accelerate the remodeling of the Company's restaurants to BKC's 20/20 restaurant image and to acquire 119 additional franchised Burger King restaurants in the second half of 2014.
A shelf registration statement (including a prospectus) relating to these securities was filed by the Company with the Securities and Exchange Commission (“SEC”) and was declared effective by the SEC on April 9, 2014.

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 28, 2014, DECEMBER 29, 2013, DECEMBER 30, 2012
(in thousands of dollars except share and per share amounts)

15. Net Loss per Share
The Company applies the two-class method to calculate and present net loss per share. The Company's non-vested share awards and Series A Convertible Preferred Stock issued to BKC contain non-forfeitable rights to dividends and are considered participating securities for purposes of computing net loss per share pursuant to the two-class method. Under the two-class method, net earnings are reduced by the amount of dividends declared (whether paid or unpaid) and the remaining undistributed earnings are then allocated to common stock and participating securities, based on their respective rights to receive dividends. However, as the Company has incurred net losses from continuing operations for the years ended December 28, 2014, December 29, 2013 and December 30, 2012, and as those losses are not allocated to the participating securities under the two-class method, such method is not applicable for the aforementioned reporting periods.
Basic net loss per share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding for the reporting period. Diluted net loss per share reflects additional shares of common stock outstanding, where applicable, calculated using the treasury stock method or the two-class method.
The following table sets forth the calculation of basic and diluted net loss per share:

	Year ended
	December 28, 2014	December 29, 2013	December 30, 2012
Basic and diluted net loss per share:
Net loss from continuing operations	$(38,117)	$(13,519)	$(18,816)
Net loss from discontinued operations	$—	$—	$(72)
Basic and diluted weighted average common shares outstanding	30,885,275	22,958,963	22,580,468
Basic and diluted net loss per share from continuing operations	$(1.23)	$(0.59)	$(0.83)
Basic net loss per share from discontinued operations	$—	$—	$0.00
Common shares excluded from diluted net loss per share computation (1)	9,810,007	10,077,503	10,349,208

(1)	Shares issuable upon conversion of preferred stock and non-vested shares were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive.
16. Commitments and Contingencies
Lease Guarantees. As of December 28, 2014, the Company is a guarantor under 32 Fiesta restaurant property leases, with lease terms expiring on various dates through 2030, and is the primary lessee on five Fiesta restaurant property leases, which it subleases to Fiesta. The Company is fully liable for all obligations under the terms of the leases in the event that Fiesta fails to pay any sums due under the lease, subject to indemnification provisions of the Separation and Distribution Agreement entered into in connection with the Spin-off.
The maximum potential amount of future undiscounted rental payments the Company could be required to make under these leases at December 28, 2014 was $37.8 million. The obligations under these leases will generally continue to decrease over time as these operating leases expire. No payments related to these guarantees have been made by the Company to date and none are expected to be required to be made in the future. The Company has not recorded a liability for these guarantees in accordance with ASC 460 - Guarantees as Fiesta has indemnified the Company for all such obligations and the Company did not believe it was probable it would be required to perform under any of the guarantees or direct obligations.
Litigation. The Company is a party to various litigation matters that arise in the ordinary course of business.  The Company does not believe that the outcome of any of these other matters will have a material adverse effect on its consolidated financial statements.
17. Transactions with Related Parties

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 28, 2014, DECEMBER 29, 2013, DECEMBER 30, 2012
(in thousands of dollars except share and per share amounts)

As part of the 2012 acquisition, the Company issued to BKC 100 shares of Series A Convertible Preferred Stock which is convertible into 9,414,580 shares of Carrols Restaurant Group Common Stock ("Carrols Common Stock"), or 28.9% of the outstanding shares of common stock calculated on the date of the closing of the 2012 acquisition on a fully diluted basis. See Note 13—Stockholder's Equity for further information. As a result of the 2012 acquisition, BKC has two representatives on the Company's board of directors.
Each of the Company's restaurants operates under a separate franchise agreement with BKC. These franchise agreements generally provide for an initial term of twenty years and currently have an initial franchise fee of $50. Any franchise agreement, including renewals, can be extended at the Company's discretion for an additional 20 year term, with BKC's approval, provided that, among other things, the restaurant meets the current Burger King image standard and the Company is not in default under terms of the franchise agreement. In addition to the initial franchise fee, the Company generally pays BKC a monthly royalty at a rate of 4.5% of sales. Royalty expense was $29.1 million, $27.7 million, and $22.7 million for the years ended December 28, 2014, December 29, 2013 and December 30, 2012, respectively.
The Company is also generally required to contribute 4% of restaurant sales from the Company's restaurants to an advertising fund utilized by BKC for its advertising, promotional programs and public relations activities, and amounts for additional local advertising in markets that approve such advertising. Advertising expense associated with these expenditures was $27.5 million, $28.9 million and $21.3 million for the years ended December 28, 2014, December 29, 2013 and December 30, 2012, respectively.
As of December 28, 2014, December 29, 2013, and December 30, 2012, the Company leased 311, 295 and 297 of its restaurant locations from BKC, respectively. As of December 28, 2014, for 182 of the restaurants, the terms and conditions of the lease with BKC are identical to those between BKC and their third-party lessor. Aggregate rent under these BKC leases for the years ended December 28, 2014, December 29, 2013 and December 30, 2012 was $26.6 million, $26.7 million, and $16.6 million, respectively. The Company believes the related party lease terms have not been significantly affected by the fact that the Company and BKC are deemed to be related parties.
As of December 28, 2014, the Company owed BKC $1.7 million associated with its purchase of the right of first refusal related to the 2012 acquisition and $3.8 million related to the payment of advertising, royalties and rent, which is remitted on a monthly basis.
18. Retirement Plans
The Company offers its salaried employees the option to participate in the Carrols Corporation Retirement Savings Plan (the “Retirement Plan”). The Retirement Plan includes a savings option pursuant to section 401(k) of the Internal Revenue Code in addition to a post-tax savings option. Participating employees may contribute up to 50% of their salary annually to either of the savings options, subject to other limitations. The employees may allocate their contributions to various investment options available under a trust established by the Retirement Plan. The Company may elect to contribute to the Retirement Plan on an annual basis. The Company's contribution is equal to 50% of the employee's contribution subject to a maximum annual amount and begins to vest after one year of service and fully vests after five years of service. A year of service is defined as a plan year during which an employee completes at least 1,000 hours of service. Expense recognized for the Company's contributions to the Retirement Plan was $370, $346 and $327 for the years ended December 28, 2014, December 29, 2013 and December 30, 2012, respectively.

The Company also has an Amended and Restated Deferred Compensation Plan which permits employees not eligible to participate in the Retirement Plan because they have been excluded as “highly compensated” employees (as so defined in the Retirement Plan) to voluntarily defer portions of their base salary and annual bonus. All amounts deferred by the participants earn interest at 8% per annum. There is no Company matching on any portion of the funds. At December 28, 2014 and December 29, 2013, a total of $567 and $353, respectively, was deferred under this plan, including accrued interest.

19. Postretirement Benefits

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 28, 2014, DECEMBER 29, 2013, DECEMBER 30, 2012
(in thousands of dollars except share and per share amounts)

The Company sponsors a postretirement medical and life insurance plan covering substantially all Burger King administrative and restaurant management personnel who retire or terminate after qualifying for such benefits.
The following was the plan status and accumulated postretirement benefit obligation (APBO) at December 28, 2014 and December 29, 2013:

	December 28, 2014	December 29, 2013
Change in benefit obligation:
Benefit obligation at beginning of year	$2,370	$2,622
Service cost	85	89
Interest cost	92	91
Plan participants' contributions	89	77
Actuarial loss (gain)	808	(285)
Benefits paid	(342)	(249)
Medicare part D prescription drug subsidy	19	25
Benefit obligation at end of year	$3,121	$2,370
Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	234	147
Plan participants' contributions	89	77
Benefits paid	(342)	(249)
Medicare part D prescription drug subsidy	19	25
Fair value of plan assets at end of year	—	—
Funded status	$(3,121)	$(2,370)
Weighted average assumptions:
Discount rate used to determine benefit obligations	3.83%	4.48%
Discount rate used to determine net periodic benefit cost	4.48%	3.64%
The discount rate is determined based on high-quality fixed income investments that match the duration of expected retiree medical and life insurance benefits. The Company has typically used the corporate AA/Aa bond rate for this assumption. The actuarial loss in 2014 was due primarily to the Company utilizing an updated mortality table as well as increased medical and prescription drug cost trend rates.
Components of net periodic postretirement benefit income recognized in the consolidated statements of operations were:

	Year ended
	December 28, 2014	December 29, 2013	December 30, 2012
Service cost	$85	$89	$60
Interest cost	92	91	106
Amortization of net gains and losses	104	135	134
Amortization of prior service credit	(355)	(357)	(359)
Net periodic postretirement benefit income	$(74)	$(42)	$(59)

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 28, 2014, DECEMBER 29, 2013, DECEMBER 30, 2012
(in thousands of dollars except share and per share amounts)

Amounts recognized in accumulated other comprehensive income that have not yet been recognized as components of net periodic benefit income, consisted of:

	Year ended
	December 28, 2014	December 29, 2013
Prior service credit	$2,682	$3,037
Net loss	(2,595)	(1,891)
Deferred income taxes	(444)	(444)
Accumulated other comprehensive income	$(357)	$702
The estimated net loss that will be amortized from accumulated other comprehensive income into net periodic postretirement benefit income over the next fiscal year is $160. The amount of prior service credit for the postretirement benefit plan that will be amortized from accumulated other comprehensive income into net periodic postretirement benefit income over the next fiscal year is $355.
The following table reflects the changes in accumulated other comprehensive income for the years ended December 28, 2014 and December 29, 2013:

	Year ended
	December 28, 2014	December 29, 2013
Net actuarial loss (gain)	$808	$(285)
Amortization of net loss	(104)	(135)
Amortization of prior service credit	355	357
Deferred income taxes	—	30
Total recognized in accumulated other comprehensive loss	$1,059	$(33)
Assumed health care cost trend rates at year end were as follows:

	December 28, 2014	December 29, 2013	December 30, 2012
Medical benefits cost trend rate assumed for the following year pre-65	8.00%	7.50%	8.00%
Medical benefits cost trend rate assumed for the following year post-65	7.00%	5.88%	6.00%
Prescription drug benefit cost trend rate assumed for the following year	9.00%	6.75%	7.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	3.89%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2075	2021	2021
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

	1% Point Increase	1% Point Decrease
Effect on total of service and interest cost components	$44	$31
Effect on postretirement benefit obligation	568	426

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 28, 2014, DECEMBER 29, 2013, DECEMBER 30, 2012
(in thousands of dollars except share and per share amounts)

During 2015, the Company expects to contribute approximately $124 to its postretirement benefit plan. The benefits, net of Medicare Part D subsidy receipts, expected to be paid in each year from 2015 through 2019 are $124, $97, $125, $155 and $159 respectively, and for the years 2020-2024 the aggregate amount is $912.
20. Selected Quarterly Financial Data (Unaudited)

	Year Ended December 28, 2014
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
Restaurant sales	$151,453		$168,583	(1)	$179,822	(1)	$192,897	(1)
Operating income (loss) from operations	(6,484)	(2)	1,597	(1)(2)	330	(1)(2)	(2,994)	(1)(2)
Net loss	(7,429)		(1,932)		(1,721)		(27,035)	(3)
Basic and diluted net loss per share	(0.32)		(0.06)		(0.05)		(0.78)

	Year Ended December 29, 2013
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
Restaurant sales	$156,139		$173,518		$168,312		$165,514
Operating income (loss) from operations	(5,784)	(4)	(472)	(4)	209	(4)	972	(4)
Net loss	(5,199)		(3,496)		(2,762)		(2,062)
Basic and diluted net loss per share	(0.23)		(0.15)		(0.12)		(0.09)

(1)
The Company acquired four restaurants in the second quarter of fiscal 2014, 25 restaurants in the third quarter of fiscal 2014 and 94 restaurants in the fourth quarter of fiscal 2014. The Company recorded acquisition and integration costs related to these 2014 acquisitions of $0.1 million in the first quarter of fiscal 2014, $0.2 million in the second quarter of fiscal 2014, $0.4 million in the third quarter of fiscal 2014 and $1.2 million in the fourth quarter of fiscal 2014 (See Note 2).

(2)
The Company recorded impairment and other lease charges of $0.6 million in the first quarter of fiscal 2014, $0.4 million in the second quarter of fiscal 2014, $0.8 million in the third quarter of fiscal 2014 and $1.7 million in the fourth quarter of fiscal 2014 (See Note 6).

(3)	The Company recorded income tax expense of $24.3 million related to establishing a valuation allowance for all of the Company's net deferred tax assets in the fourth quarter of 2014 (See Note 12).

(4)
The Company recorded impairment and other lease charges of $0.6 million in the first quarter of fiscal 2013, $2.2 million in the second quarter of fiscal 2013, $1.1 million in the third quarter of fiscal 2013 and $0.6 million in the fourth quarter of fiscal 2013 (See Note 6).

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 28, 2014, DECEMBER 29, 2013 and DECEMBER 30, 2012
(in thousands of dollars)

	Column B	Column C		Column D	Column E
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to other accounts	Deductions	Balance at End of Period
Year Ended December 28, 2014
Deferred income tax valuation allowance	$2,687	$24,326	$410	$—	$27,423
Year Ended December 29, 2013
Deferred income tax valuation allowance	2,063	624	—	—	2,687
Year Ended December 30, 2012
Deferred income tax valuation allowance	903	2,063	(903)	—	2,063

SIGNATURES
Pursuant to the requirements of the Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 4th day of March 2015.

CARROLS RESTAURANT GROUP, INC.

/s/ Daniel T. Accordino
(Signature)
Daniel T. Accordino Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.

Signature	Title	Date

/s/ Daniel T. Accordino	President, Chief Executive Officer and Director	March 4, 2015
Daniel T. Accordino

/s/ Paul R. Flanders	Vice President, Chief Financial Officer and Treasurer	March 4, 2015
Paul R. Flanders

/s/ Timothy J. LaLonde	Vice President, Controller	March 4, 2015
Timothy J. LaLonde

/s/ Jose E. Cil	Director	March 4, 2015
Jose E. Cil

/s/ Manuel A. Garcia III	Director	March 4, 2015
Manuel A. Garcia III

/s/ Joel M. Handel	Director	March 4, 2015
Joel M. Handel

/s/ David S. Harris	Director	March 4, 2015
David S. Harris

/s/ Alexandre Macedo	Director	March 4, 2015
Alexandre Macedo