Form 10-Q
period 2015-03-29
CARROLS RESTAURANT GROUP, INC.
filed 2015-05-06
CIK 809248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 4, 2015, Carrols Restaurant Group, Inc. had 35,499,066 shares of its common stock, $.01 par value, outstanding.

CARROLS RESTAURANT GROUP, INC.
FORM 10-Q
QUARTER ENDED March 29, 2015

PART I—FINANCIAL INFORMATION
ITEM 1—INTERIM CONSOLIDATED FINANCIAL STATEMENTS
CARROLS RESTAURANT GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands of dollars, except share and per share amounts)
(Unaudited)

	March 29, 2015	December 28, 2014
ASSETS
Current assets:
Cash	$24,287	$21,221
Trade and other receivables	5,977	4,034
Inventories	6,760	7,785
Prepaid rent	1,570	3,164
Prepaid expenses and other current assets	5,312	3,009
Refundable income taxes	—	2,416
Deferred income taxes	1,642	1,642
Total current assets	45,548	43,271
Property and equipment, net of accumulated depreciation of $211,304 and $206,448, respectively	179,325	179,383
Franchise rights, net of accumulated amortization of $84,297 and $83,184, respectively (Note 3)	101,787	102,900
Goodwill (Note 3)	17,793	17,793
Franchise agreements, at cost less accumulated amortization of $7,796 and $7,502, respectively	14,108	14,602
Favorable leases, net of accumulated amortization of $956 and $841, respectively (Note 3)	4,610	4,725
Deferred financing costs	3,290	3,399
Other assets	1,601	3,324
Total assets	$368,062	$369,397
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt (Notes 6 and 12)	$1,293	$1,272
Accounts payable	16,018	19,239
Accrued interest	6,467	2,170
Accrued payroll, related taxes and benefits	19,762	17,321
Accrued real estate taxes	4,241	4,908
Other liabilities	15,220	10,273
Total current liabilities	63,001	55,183
Long-term debt, net of current portion (Notes 6 and 12)	157,091	157,422
Lease financing obligations	1,202	1,202
Deferred income—sale-leaseback of real estate	14,660	15,108
Deferred income taxes	1,642	1,642
Accrued postretirement benefits	3,135	3,121
Unfavorable leases, net of accumulated amortization of $2,572 and $2,240, respectively (Note 3)	12,695	13,027
Other liabilities (Note 5)	17,037	16,157
Total liabilities	270,463	262,862
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, par value $.01; authorized 20,000,000 shares, issued and outstanding—100 shares	—	—
Voting common stock, par value $.01; authorized—100,000,000 shares, issued—35,499,066 and 35,222,667 shares, respectively, and outstanding—34,895,803 and 34,827,240 shares, respectively	349	348
Additional paid-in capital	137,986	137,647
Accumulated deficit	(40,238)	(30,962)
Accumulated other comprehensive income	(357)	(357)
Treasury stock, at cost	(141)	(141)
Total stockholders’ equity	97,599	106,535
Total liabilities and stockholders’ equity	$368,062	$369,397

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
THREE MONTHS ENDED MARCH 29, 2015 AND MARCH 30, 2014
(In thousands of dollars, except share and per share amounts)
(Unaudited)

	Three Months Ended
	March 29, 2015	March 30, 2014
Restaurant sales	$193,170	$151,453
Costs and expenses:
Cost of sales	56,850	43,349
Restaurant wages and related expenses	63,312	50,937
Restaurant rent expense	14,424	11,438
Other restaurant operating expenses	32,492	26,025
Advertising expense	7,283	6,543
General and administrative (including stock-based compensation expense of $341 and $296, respectively)	11,596	10,267
Depreciation and amortization	10,005	8,758
Impairment and other lease charges (Note 4)	1,630	620
Other expense	40	—
Total operating expenses	197,632	157,937
Loss from operations	(4,462)	(6,484)
Interest expense	4,814	4,703
Loss before income taxes	(9,276)	(11,187)
Benefit for income taxes (Note 7)	—	(3,758)
Net loss	$(9,276)	$(7,429)
Basic and diluted net loss per share (Note 11):	$(0.27)	$(0.32)
Shares used in computing net loss per share:
Basic and diluted weighted average common shares outstanding	34,882,302	23,151,523
Other comprehensive loss, net of tax:
Net loss	$(9,276)	$(7,429)
Other comprehensive loss	—	—
Comprehensive loss	$(9,276)	$(7,429)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 29, 2015 AND MARCH 30, 2014
(In thousands of dollars)
(Unaudited)

	Three Months Ended
	March 29, 2015	March 30, 2014
Cash flows provided from operating activities:
Net loss	$(9,276)	$(7,429)
Adjustments to reconcile net loss to net cash provided from operating activities:
Loss on disposals of property and equipment	171	119
Stock-based compensation	341	296
Impairment and other lease charges	1,630	620
Depreciation and amortization	10,005	8,758
Amortization of deferred financing costs	257	251
Amortization of deferred gains from sale-leaseback transactions	(448)	(450)
Deferred income taxes	—	(3,790)
Change in refundable income taxes	2,416	32
Changes in other operating assets and liabilities	9,384	1,944
Net cash provided from operating activities	14,480	351
Cash flows used for investing activities:
Capital expenditures:
New restaurant development	(18)	(1,408)
Restaurant remodeling	(8,792)	(4,020)
Other restaurant capital expenditures	(2,552)	(1,283)
Corporate and restaurant information systems	(704)	(254)
Total capital expenditures	(12,066)	(6,965)
Properties purchased for sale-leaseback	(697)	(3,412)
Proceeds from sale-leaseback transactions	1,808	1,621
Net cash used for investing activities	(10,955)	(8,756)
Cash flows provided from (used for) financing activities
Borrowings under senior credit facility	—	20,500
Repayments under senior credit facility	—	(18,750)
Principal payments on capital leases	(311)	(245)
Financing costs associated with issuance of debt	(148)	—
Net cash provided from (used for) financing activities	(459)	1,505
Net increase (decrease) in cash	3,066	(6,900)
Cash, beginning of period	21,221	8,302
Cash, end of period	$24,287	$1,402
Supplemental disclosures:
Interest paid on long-term debt	$234	$189
Interest paid on lease financing obligations	$26	$23
Accruals for capital expenditures	$2,689	$1,046
Income taxes refunded	$2,416	$—
Non-cash reduction of capital lease assets and obligation	$—	$1,055

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars except share and per share amounts)

1. Basis of Presentation
Business Description. At March 29, 2015 Carrols Restaurant Group, Inc. ("Carrols Restaurant Group" or the "Company") operated, as franchisee, 659 restaurants under the trade name “Burger King ®” in 15 Northeastern, Midwestern and Southeastern states.
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
Fiscal Year. The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. The fiscal year ended December 28, 2014 contained 52 weeks. The three months ended March 29, 2015 and March 30, 2014 each contained thirteen weeks.
Basis of Presentation. The accompanying unaudited consolidated financial statements for the three months ended March 29, 2015 and March 30, 2014 have been prepared without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission and do not include certain of the information and the footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of such unaudited consolidated financial statements have been included. The results of operations for three months ended March 29, 2015 and March 30, 2014 are not necessarily indicative of the results to be expected for the full year.
These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 28, 2014. The December 28, 2014 consolidated balance sheet data is derived from those audited financial statements.
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
Segment Information. Operating segments are components of an entity for which separate financial information is available and is regularly reviewed by the chief operating decision maker in order to allocate resources and assess performance. The Company's chief operating decision maker currently evaluates the Company's operations from a number of different operational perspectives, however resource allocation decisions are made at a total-company basis. The Company derives all significant revenues from a single operating segment. Accordingly, the Company views the operating results of its Burger King restaurants as one reportable segment.
Fair Value of Financial Instruments. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. In determining fair value, the accounting standards establish a three level hierarchy for inputs used in measuring fair value as follows: Level 1 inputs are quoted prices in active markets for identical assets or liabilities; Level 2 inputs are observable for the asset or liability, either directly or indirectly, including quoted prices in active markets for similar assets or liabilities; and Level 3 inputs are unobservable and reflect the Company's own assumptions. Financial instruments include cash,

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars except share and per share amounts)

accounts receivable, accounts payable and long-term debt. The carrying amounts of cash, accounts receivable and accounts payable approximate fair value because of the short-term nature of these financial instruments. The fair value of the Carrols Restaurant Group 11.25% Senior Secured Second Lien Notes due 2018 is based on a recent trading value, which is considered Level 2, and at March 29, 2015 was approximately $159.4 million.
Fair value measurements of non-financial assets and non-financial liabilities are primarily used in the impairment analysis of long-lived assets and intangible assets. Long-lived assets and definite-lived intangible assets are measured at fair value on a nonrecurring basis using Level 3 inputs. As described in Note 4, the Company recorded long-lived asset impairment charges of $0.5 million and $0.2 million during the three months ended March 29, 2015 and March 30, 2014, respectively. Goodwill is reviewed annually for impairment on the last day of the fiscal year, or more frequently, if impairment indicators arise.
2. Acquisitions
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

(1)
The acquisitions on June 30, 2014 and October 8, 2014 included the purchase of one and twelve fee-owned properties, respectively. Ten of these fee-owned properties were sold in sale-leaseback transactions during the fourth quarter of 2014 for net proceeds of $12,961 and one property was sold in a sale-leaseback transaction at the beginning of the first quarter of 2015 for net proceeds of $1,123.

(2)	In connection with the acquisition on November 4, 2014, the Company entered into an agreement with BKC to remodel 46 of the restaurants acquired over a five-year period beginning in 2014.
The 2014 acquired restaurants contributed restaurant sales of $32.5 million in the first quarter of 2015. It is impracticable to disclose net earnings for the post-acquisition period for the 2014 acquired restaurants as net earnings of these restaurants were not tracked on a collective basis due to the integration of administrative functions, including field supervision.
The pro forma impact on the results of operations for the 2014 acquisitions for the three months ended March 30, 2014 is included below. The pro forma results of operations are not necessarily indicative of the results that would have occurred had the acquisitions been consummated at the beginning of the periods presented, nor are they necessarily indicative of any future consolidated operating results. The following table summarizes the Company's unaudited pro forma operating results:

Three Months Ended
March 30, 2014
Restaurant sales	$182,545
Net loss	$(6,462)
Basic and diluted net loss per share	$(0.28)

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars except share and per share amounts)

This pro forma financial information does not give effect to any anticipated synergies, operating efficiencies or cost savings or any transaction and integration costs related to the 2014 acquired restaurants.
3. Intangible Assets
Goodwill. The Company is required to review goodwill for impairment annually, or more frequently, when events and circumstances indicate that the carrying amount may be impaired. If the determined fair value of goodwill is less than the related carrying amount, an impairment loss is recognized. The Company performs its annual impairment assessment as of the last day of its fiscal year and does not believe circumstances have changed since the last assessment date which would make it necessary to reassess its value. There were no goodwill impairment losses during the three months ended March 29, 2015 or March 30, 2014.
Franchise Rights. Amounts allocated to franchise rights for each acquisition of Burger King restaurants are amortized using the straight-line method over the average remaining term of the acquired franchise agreements plus one twenty-year renewal period.
The Company assesses the potential impairment of franchise rights whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If an indicator of impairment exists, an estimate of the aggregate undiscounted cash flows from the acquired restaurants is compared to the respective carrying value of franchise rights for each acquisition. If an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value. No impairment charges were recorded related to the Company’s franchise rights for the three months ended March 29, 2015 or March 30, 2014.
Amortization expense related to franchise rights was $1.1 million and $1.0 million for the three months ended March 29, 2015 and March 30, 2014, respectively. The Company expects annual amortization expense to be $4.7 million in 2015 and in each of the following five years.
Favorable and Unfavorable Leases. Amounts allocated to favorable and unfavorable leases are being amortized using the straight-line method over the remaining terms of the underlying lease agreements as a net reduction of restaurant rent expense.
The net reduction of rent expense related to the amortization of favorable and unfavorable leases was $0.2 million and $0.1 million for the three months ended March 29, 2015 and March 30, 2014, respectively. The Company expects the net annual reduction of rent expense to be $0.8 million in 2015, $0.7 million in 2016, 2017 and 2018, $0.6 million in 2019, and $0.6 million in 2020.
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
 During the three months ended March 29, 2015, the Company recorded other lease charges of $1.2 million associated with the closure of eight of the Company's restaurants in the first quarter of 2015 and asset impairment charges of $0.5 million, including $0.3 million of capital expenditures at previously impaired restaurants.

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
The following table presents the activity in the accrual for closed restaurant locations:

	Three Months Ended	Year Ended
	March 29, 2015	December 28, 2014
Balance, beginning of the period	$1,721	$1,466
Provisions for restaurant closures	1,170	724
Changes in estimates of accrued costs	(32)	87
Payments, net	(251)	(721)
Other adjustments, including the effect of discounting future obligations	42	165
Balance, end of the period	$2,650	$1,721
5. Other Liabilities, Long-Term
Other liabilities, long-term, at March 29, 2015 and December 28, 2014 consisted of the following:

	March 29, 2015	December 28, 2014
Accrued occupancy costs	$9,657	$9,287
Accrued workers’ compensation and general liability claims	3,912	3,211
Deferred compensation	648	567
Long-term obligation to BKC for right of first refusal	753	939
Other	2,067	2,153
	$17,037	$16,157
Accrued occupancy costs above include long-term obligations pertaining to closed restaurant locations, contingent rent, and accruals to expense operating lease rental payments on a straight-line basis over the lease term.
6. Long-term Debt
Long-term debt at March 29, 2015 and December 28, 2014 consisted of the following:

	March 29, 2015	December 28, 2014
Collateralized:
Carrols Restaurant Group 11.25% Senior Secured Second Lien Notes	$150,000	$150,000
Capital leases	8,384	8,694
	158,384	158,694
Less: current portion	(1,293)	(1,272)
	$157,091	$157,422
Senior Secured Second Lien Notes. On May 30, 2012, Carrols Restaurant Group issued $150.0 million of 11.25% Senior Secured Second Lien Notes due 2018 (the "Notes") pursuant to an indenture dated as of May 30, 2012 governing such Notes. The Company repurchased and redeemed these Notes in the second quarter of 2015 as part of a refinancing. See Note 12 - Subsequent Events.
The Notes were payable on May 15, 2018. Interest was payable semi-annually on May 15 and November 15. The Notes were guaranteed by the Company’s subsidiaries and were secured by second-priority liens on substantially

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars except share and per share amounts)

all of the Company’s and its subsidiaries’ assets (including a pledge of all of the capital stock and equity interests of its subsidiaries).
The Notes were redeemable at the option of the Company in whole or in part at any time after May 15, 2015 at a price of 105.625% of the principal amount plus accrued and unpaid interest, if any, if redeemed before May 15, 2016, 102.813% of the principal amount plus accrued and unpaid interest, if any, if redeemed after May 15, 2016 but before May 15, 2017 and 100% of the principal amount plus accrued and unpaid interest, if any, if redeemed after May 15, 2017. Prior to May 15, 2015, the Company was able to redeem some or all of the Notes at a redemption price of 100% of the principal amount of each note plus accrued and unpaid interest, if any, and a make-whole premium. In addition, the indenture governing the Notes also provided that the Company was able to redeem up to 35% of the Notes using the proceeds of certain equity offerings completed before May 15, 2015.
The Notes were jointly and severally guaranteed, unconditionally and in full by the Company's subsidiaries which are directly or indirectly 100% owned by the Company. Separate condensed consolidating information is not included because the Company is a holding company that has no independent assets or operations. There are no significant restrictions on the ability of the Company or any of the guarantor subsidiaries to obtain funds from its respective subsidiaries. All consolidated amounts in the Company's financial statements are representative of the combined guarantors.
The indenture governing the Notes included certain covenants, including limitations and restrictions on the Company and all of its subsidiaries who were guarantors under such indenture to, among other things: incur indebtedness or issue preferred stock; incur liens; pay dividends or make distributions in respect of capital stock or make certain other restricted payments or investments; sell assets; agree to payment restrictions affecting certain subsidiaries; enter into transaction with affiliates; or merge, consolidate or sell substantially all of the Company's assets.
The indenture governing the Notes and the security agreement provided that any capital stock and equity interests of any of the Company's subsidiaries was to be excluded from the collateral to the extent that the par value, book value or market value of such capital stock or equity interests exceeded 20% of the aggregate principal amount of the Notes then outstanding.
The indenture governing the Notes contained customary default provisions, including without limitation, a cross default provision pursuant to which it was an event of default under the Notes and the indenture if there was a default under any indebtedness of the Company having an outstanding principal amount of $15.0 million or more which results in the acceleration of such indebtedness prior to its stated maturity or was caused by a failure to pay principal when due. The Company was in compliance as of March 29, 2015 with the restrictive covenants of the indenture governing the Notes.
Senior Credit Facility. On May 30, 2012, the Company entered into a senior credit facility, which provides for aggregate revolving credit borrowings of up to $20.0 million (including $15.0 million available for letters of credit) maturing on May 30, 2017. The senior credit facility also provided for potential incremental borrowing increases of up to $25.0 million, in the aggregate. At March 29, 2015, there were no revolving credit borrowings outstanding under the senior credit facility. On April 29, 2015 the Company amended its senior credit facility. See Note 12 - Subsequent Events.
On December 19, 2014 the Company entered into an amendment to the senior credit facility which revised certain financial ratios, including the Fixed Charge Coverage Ratio and Adjusted Leverage Ratio (all as defined under the first amendment to the senior credit facility). Additionally, the amendment requires the Company to have no outstanding borrowings for a consecutive 30-day period during each trailing twelve month period.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars except share and per share amounts)

Effective on December 19, 2014, borrowings under the senior credit facility bore interest at a rate per annum, at the Company’s option, of:
(i) the Alternate Base Rate plus the applicable margin of 2.50% to 3.25% based on the Company’s Adjusted Leverage Ratio, or
(ii) the LIBOR Rate plus the applicable margin of 3.50% to 4.25% based on the Company’s Adjusted Leverage Ratio.
At March 29, 2015 the Company's LIBOR rate margin was 4.25% based on the Company's Adjusted Leverage Ratio at that date.
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
The senior credit facility contains certain covenants, including without limitation, those limiting the Company’s and its subsidiaries' ability to, among other things, incur indebtedness, incur liens, sell or acquire assets or businesses, change the character of its business in all material respects, engage in transactions with related parties, make certain investments, make certain restricted payments or pay dividends. In addition, the senior credit facility requires the Company to meet certain financial ratios, including a Fixed Charge Coverage Ratio and Adjusted Leverage Ratio (all as defined under the senior credit facility, as amended). The Company was in compliance with the covenants under the senior credit facility at March 29, 2015.
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
After reserving $12.0 million for letters of credit issued under the senior credit facility for workers’ compensation and other insurance policies, $8.0 million was available for revolving credit borrowings under the senior credit facility at March 29, 2015.
7. Income Taxes
The benefit for income taxes for the three months ended March 29, 2015 and March 30, 2014 was comprised of the following:

	Three Months Ended
	March 29, 2015	March 30, 2014
Current	$—	$32
Deferred	(3,739)	(3,790)
Valuation allowance	3,739	—
	$—	$(3,758)
The benefit for income taxes for the three months ended March 30, 2014 was derived using an estimated effective annual income tax rate for 2014 of 33.9%, which excluded any discrete tax adjustments.
The Company performed an assessment of positive and negative evidence regarding the realization of its deferred income tax assets at December 28, 2014 as required by ASC 740. Under ASC 740, the weight given to negative and

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars except share and per share amounts)

positive evidence is commensurate only to the extent that such evidence can be objectively verified. ASC 740 also prescribes that objective historical evidence, in particular the Company’s three-year cumulative loss position at December 28, 2014, be given greater weight than subjective evidence, including the Company’s forecasts of future taxable income, which include assumptions that cannot be objectively verified. The Company determined, based on the required weight of that evidence under ASC 740, that a valuation allowance was needed for all of its net deferred income tax assets at December 28, 2014. As a result, the Company recorded a valuation reserve of $24.3 million in the fourth quarter of 2014.
For the three months ended March 29, 2015 the Company increased its valuation reserve by $3.7 million for its incremental net deferred income tax assets in the period. Consequently,  the Company recorded no benefit from income taxes in the three months ended March 29, 2015. At March 29, 2015, the Company's valuation allowance on all its net deferred tax assets was $31.2 million, which included $3.5 million related to certain state net operating loss carryforwards.
The Company's federal net operating loss carryforwards expire beginning in 2033. As of March 29, 2015, the Company had federal net operating loss carryforwards of approximately $40.8 million.
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
The Company's policy is to recognize interest and/or penalties related to uncertain tax positions in income tax expense. At March 29, 2015 and December 28, 2014, the Company had no unrecognized tax benefits and no accrued interest related to uncertain tax positions. The tax years 2009 - 2014 remains open to examination by the major taxing jurisdictions to which the Company is subject. In 2014, the Company concluded an examination of its consolidated federal income tax return for the tax years 2009 through 2012. Although it is not reasonably possible to estimate the amount by which unrecognized tax benefits may increase within the next twelve months due to the uncertainties regarding the timing of any examinations, the Company does not expect unrecognized tax benefits to significantly change in the next twelve months.
8. Stock-Based Compensation
Stock-based compensation expense in both the three months ended March 29, 2015 and March 30, 2014 was $0.3 million. As of March 29, 2015, the total unrecognized stock-based compensation expense relating to non-vested shares was approximately $3.5 million, which the Company expects to recognize over a remaining weighted average vesting period for non-vested shares of 2.7 years. The Company expects to record an additional $1.1 million as compensation expense for the remainder of 2015.
On January 15, 2015, the Company granted 274,200 non-vested shares to officers of the Company. These shares vest and become non-forfeitable 25% per year and are being expensed over their four-year vesting period. On March 27, 2015, the Company granted 11,905 non-vested shares to a new member of the board of directors of the Company. These shares vest and become non-forfeitable 20% per year and are being expensed over their five-year vesting period.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars except share and per share amounts)

A summary of all non-vested shares activity for the three months ended March 29, 2015 was as follows:

	Shares	Weighted Average Grant Date Price
Non-vested at December 28, 2014	395,427	$6.68
Granted	286,105	8.15
Vested	(68,563)	10.11
Forfeited	(9,706)	6.18
Nonvested at March 29, 2015	603,263	$6.99
The fair value of the non-vested shares is based on the closing price on the date of grant.
9. Commitments and Contingencies
Lease Guarantees. Fiesta Restaurant Group, Inc. ("Fiesta"), a former wholly-owned subsidiary of the Company, was spun-off in 2012 to the Company's stockholders. As of March 29, 2015, the Company is a guarantor under 31 Fiesta restaurant property leases, with lease terms expiring on various dates through 2030, and is the primary lessee on five Fiesta restaurant property leases, which it subleases to Fiesta. The Company is fully liable for all obligations under the terms of the leases in the event that Fiesta fails to pay any sums due under the lease, subject to indemnification provisions of the Separation and Distribution Agreement entered into in connection with the spin-off of Fiesta.
The maximum potential amount of future undiscounted rental payments the Company could be required to make under these leases at March 29, 2015 was $36.5 million. The obligations under these leases will generally continue to decrease over time as these operating leases expire. No payments related to these guarantees have been made by the Company to date and none are expected to be required to be made in the future. The Company has not recorded a liability for these guarantees in accordance with ASC 460 - Guarantees as Fiesta has indemnified the Company for all such obligations and the Company did not believe it was probable it would be required to perform under any of the guarantees or direct obligations.
Litigation. The Company is a party to various litigation matters that arise in the ordinary course of business. The Company does not believe that the outcome of any of these matters meet the disclosure or recognition standards, nor will they have a material adverse effect on its consolidated financial statements.
10. Transactions with Related Parties
In 2012, the Company issued to BKC 100 shares of Series A Convertible Preferred Stock which is convertible into 9,414,580 shares of Carrols Restaurant Group Common Stock, which currently constitutes approximately 21.0% of the outstanding shares of the Company's common stock on a fully diluted basis. As a result of the acquisition of restaurants from BKC in 2012, BKC has two representatives on the Company's board of directors.
Each of the Company's restaurants operates under a separate franchise agreement with BKC. These franchise agreements generally provide for an initial term of twenty years and currently have an initial franchise fee of fifty thousand dollars. Any franchise agreement, including renewals, can be extended at the Company's discretion for an additional 20 year term, with BKC's approval, provided that, among other things, the restaurant meets the current Burger King image standard and the Company is not in default under terms of the franchise agreement. In addition to the initial franchise fee, the Company generally pays BKC a monthly royalty at a rate of 4.5% of sales. Royalty expense was $8.1 million and $6.3 million in the three months ended March 29, 2015 and March 30, 2014, respectively.
The Company is also generally required to contribute 4% of restaurant sales from its Burger King restaurants to an advertising fund utilized by BKC for its advertising, promotional programs and public relations activities, and additional amounts for participation in local advertising campaigns in markets that approve such additional spending. Advertising expense related to BKC was $7.2 million and $6.4 million in the three months ended March 29, 2015 and March 30, 2014, respectively.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars except share and per share amounts)

As of March 29, 2015, the Company leased 303 of its restaurant locations from BKC and for 176 of these locations the terms and conditions of the lease with BKC are identical to those between BKC and the third-party lessor. Aggregate rent under these BKC leases for the three months ended March 29, 2015 and March 30, 2014 was $7.3 million and $6.4 million, respectively. The Company believes the related party lease terms have not been significantly affected by the fact that the Company and BKC are deemed related parties.
As of March 29, 2015, the Company owed BKC $1.5 million associated with its purchase of BKC's right of first refusal in 20 states as part of the acquisition of restaurants from BKC in 2012 and $6.0 million related to the payment of advertising, royalties and rent, which is remitted on a monthly basis.
11. Net Loss per Share
The Company applies the two-class method to calculate and present net loss per share. The Company's non-vested share awards and Series A Convertible Preferred Stock issued to BKC contain non-forfeitable rights to dividends and are considered participating securities for purposes of computing net loss per share pursuant to the two-class method. Under the two-class method, net earnings are reduced by the amount of dividends declared (whether paid or unpaid) and the remaining undistributed earnings are then allocated to common stock and participating securities, based on their respective rights to receive dividends. However, as the Company incurred net losses for the three months ended March 29, 2015 and March 30, 2014, and as those losses are not allocated to the participating securities under the two-class method, such method is not applicable for the aforementioned reporting periods.
Basic net loss per share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding for the reporting period. Diluted net loss per share reflects additional shares of common stock outstanding, where applicable, calculated using the treasury stock method or the two-class method.
The following table sets forth the calculation of basic and diluted net loss per share:

	Three Months Ended
	March 29, 2015	March 30, 2014
Basic and diluted net loss per share:
Net loss	$(9,276)	$(7,429)
Basic and diluted weighted average common shares outstanding	34,882,302	23,151,523
Basic and diluted net loss per share	$(0.27)	$(0.32)
Common shares excluded from diluted net loss per share computation (1)	10,017,843	9,950,261

(1)	Shares issuable upon conversion of preferred stock and non-vested shares were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive.
12. Subsequent Events
On April 29, 2015, the Company issued $200 million of 8% senior secured second lien notes due 2022 (the "New Notes") and used a portion of the proceeds to repurchase all of its outstanding Notes tendered pursuant to a cash tender offer and related consent solicitation (or through a redemption of any such Notes not purchased in the tender offer) and to pay related fees and expenses. The Company will use the net proceeds from the sale of the New Notes for working capital and general corporate purposes, including potential acquisitions and capital expenditures to remodel restaurants.
On April 29, 2015, the Company entered into an amendment to its senior credit facility to increase aggregate revolving credit borrowings by $10.0 million to $30.0 million (including an increase of $5.0 million to $20.0 million available for letters of credit). The amended senior credit facility has a five-year maturity, permits potential incremental increases in revolving credit borrowings of up to $25.0 million, subject to approval by the lenders, amends certain financial ratios which the Company must maintain and reduces the interest rate for revolving credit borrowings to, at

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars except share and per share amounts)

the Company's option, (i) the alternate base rate plus the applicable margin of 2.0% to 2.75% based on the Company's total lease adjusted leverage ratio, or (ii) the LIBOR rate plus the applicable margin of 3.0% to 3.75% based on the Company's total lease adjusted leverage ratio (all as defined under the amended senior credit facility).

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
We use a 52-53 week fiscal year ending on the Sunday closest to December 31. The fiscal year ended December 28, 2014 contained 52 weeks and the three months ended March 29, 2015 and March 30, 2014 each contained thirteen weeks. The current fiscal year will end January 3, 2016 and will contain 53 weeks.
Introduction
We are a holding company and conduct all of our operations through our direct and indirect subsidiaries and have no assets other than the shares of capital stock of Carrols, our direct wholly-owned subsidiary. The following Management's Discussion and Analysis of Financial Condition and Results of Operations (or "MD&A") is written to help the reader understand our company. The MD&A is provided as a supplement to, and should be read in conjunction with our unaudited interim Consolidated Financial Statements and the accompanying financial statement notes appearing elsewhere in this report and our Annual Report on Form 10-K for the year ended December 28, 2014. The overview provides our perspective on the individual sections of MD&A, which include the following:
Company Overview—a general description of our business and our key financial measures.
Recent and Future Events Affecting Our Results of Operations—a description of recent events that affect, and future events that may affect, our results of operations.
Operating Results from Operations—an analysis of our results of operations for the three months ended March 29, 2015 compared to the three months ended March 30, 2014 including a review of material items and known trends and uncertainties.
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

Company Overview
We are one of the largest restaurant companies in the United States and have been operating restaurants for more than 50 years. We are the largest Burger King® franchisee in the United States, based on number of restaurants, and have operated Burger King restaurants since 1976. As of March 29, 2015, we operated 659 Burger King restaurants in 15 states. During the year ended December 28, 2014 we acquired 123 Burger King restaurants in five separate transactions, which we refer to as the “2014 acquired restaurants”. On May 30, 2012, we acquired 278 restaurants from Burger King Corporation ("BKC"), which we refer to as the "2012 acquired restaurants", including BKC's assignment of its right of first refusal on franchisee restaurant sales in 20 states (the "ROFR"). As of March 29, 2015 we were operating all of the restaurants acquired in 2014 and 252 of the 2012 acquired restaurants. All of our other Burger King restaurants are referred to as our "legacy restaurants".
The following is an overview of the key financial measures discussed in our results of operations:

•
Restaurant sales consist of food and beverage sales at our restaurants, net of discounts and excluding sales tax collected. Restaurant sales are influenced by changes in comparable restaurant sales, menu price increases, acquisitions, new restaurant development and closures of restaurants. Restaurants, including restaurants we acquire, are included in comparable restaurant sales after they have been open for 12 months. For comparative purposes, the calculation of the changes in comparable restaurant sales is based on a 52-week year.

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

•	Advertising expense includes all local marketing and promotional expenses including advertising payments to BKC based on a percentage of sales as required under our franchise agreements.

•
General and administrative expenses are comprised primarily of (1) salaries and expenses associated with corporate and administrative functions that support the development and operations of our restaurants, (2) legal, auditing and other professional fees and (3) stock-based compensation expense.

•
EBITDA, Adjusted EBITDA and Restaurant-Level EBITDA. EBITDA, Adjusted EBITDA and Restaurant-Level EBITDA are non-GAAP financial measures. EBITDA represents net loss from operations, before benefit for income taxes, interest expense and depreciation and amortization. Adjusted EBITDA represents EBITDA as adjusted to exclude impairment and other lease charges, acquisition and integration costs and stock compensation expense. Restaurant-Level EBITDA represents loss from operations before general and administrative expenses, depreciation and amortization, impairment and other lease charges and other income and expense.

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
However, EBITDA, Adjusted EBITDA and Restaurant-Level EBITDA are not measures of financial performance or liquidity under GAAP and, accordingly, should not be considered as alternatives to net loss, loss from operations or cash flow from operating activities as indicators of operating performance or liquidity. Also, these measures may not be comparable to similarly titled captions of other companies. For a reconciliation between net loss and EBITDA and Adjusted EBITDA and between Restaurant-Level EBITDA and loss from operations see page 23.
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

•
Impairment and other lease charges are determined through our assessment of the recoverability of property and equipment and intangible assets by determining whether the carrying value of these assets can be recovered over their respective remaining lives through undiscounted future operating cash flows. A potential impairment charge is evaluated whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable. Lease charges are recorded for our obligations under the related leases for closed locations net of estimated sublease recoveries. At March 29, 2015, there were $2.7 million of lease charges accrued for closed locations.

•
Interest expense consists primarily of interest expense associated with our 11.25% Senior Secured Second Lien Notes due 2018 (the "Notes"), amortization of deferred financing costs and revolving credit borrowings under our senior secured credit facility.

Recent and Future Events Affecting our Results of Operations
Refinancing of Indebtedness
On April 29, 2015, we issued $200 million of 8% senior secured second lien notes due 2022 (the "New Notes") and used a portion of the net proceeds to repurchase all of our outstanding Notes tendered pursuant to a cash tender offer and related consent solicitation (or through a redemption of any such Notes that were not purchased in the tender offer) and to pay related fees and expenses. We expect the net proceeds of approximately $35 million will be used for working capital and general corporate purposes, including any potential acquisitions and capital expenditures to remodel our restaurants.
In connection with these transactions, on April 15, 2015 we commenced a cash tender offer and consent solicitation for all of our outstanding Notes. On April 29, 2015, $145.5 million of the Notes were accepted for payment and paid by us. On April 29, 2015, we called for the redemption of the $4.5 million of the Notes that were not tendered in the tender offer and irrevocably deposited with the trustee for the Notes an amount of funds sufficient to redeem such outstanding Notes. On April 29, 2015, we and the guarantors terminated our obligations under the Notes and under the indenture governing the Notes.
On April 29, 2015, we entered into an amendment to our senior credit facility to increase aggregate revolving credit borrowings by $10 million to $30.0 million (including an increase of $5.0 million to $20.0 million available for letters of credit). The amended senior credit facility has a five-year maturity, permits potential incremental increases in revolving borrowings of up to $25.0 million, subject to approval of the lenders, amends certain financial ratios which we must maintain and reduces the interest rate for revolving credit borrowings to, at our option, (i) the alternate base rate plus the applicable margin of 2.0% to 2.75% based on our total lease adjusted leverage ratio, or (ii) the LIBOR rate plus the applicable margin of 3.0% to 3.75% based on our total lease adjusted leverage ratio (all as defined under the amended senior credit facility).
As a result of the refinancing in the second quarter of 2015, we expect interest expense for the remaining three quarters of 2015 to be approximately $0.7 million lower than in the last nine months of 2014.
See —"Liquidity and Capital Resources" for a discussion of the New Notes and our senior credit facility, as amended.
2014 Burger King Restaurant Acquisitions
In the second quarter of 2014 we exercised our ROFR on April 30, 2014 and acquired four Burger King® restaurants in the Fort Wayne, Indiana market for a cash purchase price of $0.7 million. In the third quarter we exercised our ROFR on June 30, 2014 and acquired four Burger King® restaurants in the Pittsburgh, Pennsylvania market for a cash purchase price of $3.8 million which included one fee-owned property. Additionally, on July 22, 2014, we acquired in a negotiated transaction 21 Burger King® restaurants located in the Rochester, NY market and in the Southern Tier region of western New York State for a cash purchase price of $8.6 million.
In the fourth quarter of 2014 we exercised our ROFR on October 8, 2014 and purchased 30 Burger King® restaurants in the Wilmington, North Carolina and Greenville, North Carolina markets for a cash purchase price of approximately $20.3 million, which included 12 fee-owned properties. Also on November 4, 2014, we acquired in a negotiated transaction 64 Burger King® restaurants in or around the Nashville, TN, Springfield, IL, Terre Haute, IN, and Evansville, IN markets for a cash purchase price of $18.8 million. Ten of the thirteen fee-owned properties acquired in the 2014 acquisitions were sold in sale-leaseback transactions during the fourth quarter of 2014 and one in the first quarter of 2015 for total net proceeds of $14.1 million. The total fair value of fee-owned properties acquired in the five 2014 acquisitions was $16.0 million.

The pro forma impact on the results of operations for the 2014 acquisitions is included below. The pro forma results of operations are not necessarily indicative of the results that would have occurred had the acquisitions been consummated at the beginning of the periods presented, nor are they necessarily indicative of any future consolidated operating results. The following table summarizes our unaudited pro forma operating results:

Three Months Ended
March 30, 2014
Restaurant sales	$182,545
Loss from operations	$(5,517)
Adjusted EBITDA	$5,575
2015 Capital Expenditures and Remodeling Commitment with BKC
On January 26, 2015, we entered into the First Amendment to Operating Agreement with BKC, in which we agreed to remodel to BKC's current 20/20 image a cumulative total of 329 restaurants by June 30, 2015, 410 restaurants by December 31, 2015 and 455 restaurants by December 31, 2016. In addition, in connection with our acquisition of 64 Burger King restaurants on November 4, 2014 we agreed to remodel 46 of these restaurants over the next five years beginning in 2014. As of March 29, 2015 we had remodeled a total of 312 restaurants to the 20/20 restaurant image.
In 2015, we anticipate that total capital expenditures will range from $45 million to $50 million, although the actual amount of capital expenditures may differ from these estimates. Capital expenditures in 2015 are expected to include approximately $32 million to $36 million for remodeling a total of 80 to 90 restaurants to the BKC 20/20 image at an approximate average cost of $400,000 per restaurant, which includes $28,000 of discretionary investments in new kitchen equipment. We will continue to assess the number of restaurants we will remodel in 2015 in relation to our available capital resources and acquisition opportunities.
Future Restaurant Closures
We evaluate the performance of our restaurants on an ongoing basis including an assessment of the current and future operating results of the restaurant in relation to its cash flow and future occupancy costs, and with regard to franchise agreement renewals, the cost of required capital improvements. We may elect to close restaurants based on these evaluations.
In 2014, we closed 13 restaurants excluding one restaurant relocated within its market area. In the first quarter of 2015 we closed 15 restaurants.
We currently anticipate that in 2015 we will close a total of 20 to 25 restaurants. Our determination of whether to close restaurants in the future is subject to further evaluation and may change.
We may incur impairment and other lease charges in the future from additional closures of underperforming restaurants. However, we do not believe that the future impact on Adjusted EBITDA from restaurant closures will be material, although there can be no assurance in this regard.
Valuation of Deferred Income Tax Assets
We performed an assessment of positive and negative evidence, including our three-year cumulative loss position, regarding the realization of our deferred income tax assets at December 28, 2014 and determined that a valuation allowance was needed for all of our net deferred income tax assets at December 28, 2014. As a result, we recorded a valuation reserve of $24.3 million in the fourth quarter of 2014.
For the three months ended March 29, 2015 we increased our valuation reserve by $3.7 million for our incremental net deferred income tax assets in the period. Consequently, we recorded no benefit from income taxes in the first quarter of 2015. At March 29, 2015, our valuation allowance on all of our net deferred tax assets was $31.2 million, which included $3.5 million related to certain state net operating loss carryforwards.

We believe that it is likely that our Federal net operating loss carryforwards, included in our deferred tax assets, will be utilized in the future as they do not begin to expire until 2033, although no assurance of this can be provided. However, the valuation allowance on our net deferred tax assets is required based on the relevant accounting literature which does not permit us to consider our projection of future taxable income as more persuasive evidence than our recent operating losses when assessing recoverability.
As of March 29, 2015, we had federal net operating loss carryforwards of approximately $40.8 million. As a result of the net deferred tax asset valuation allowance established in 2014, we do not anticipate recognizing any income tax expense or benefit in 2015.
We will continue to monitor and evaluate the positive and negative evidence considered in arriving at the above conclusion, in order to assess whether such conclusion remains appropriate in future periods.
Health Care Reform
The Patient Protection and Affordable Care Act (the “Act”) required businesses employing fifty or more full-time equivalent employees to offer health care benefits to those full-time employees beginning in January 2015, or be subject to an annual penalty. Those benefits must be provided under a health care plan which provides a certain minimum scope of health care services. The Act also limits the portion of the cost of the benefits which we can require employees to pay. Based on our initial enrollment experience in 2015, approximately 10% of our approximately 1,600 currently eligible hourly employees have opted for coverage under our medical plan. We estimate that our additional cost for health care coverage for our hourly employees, from the eligibility provisions of the Act, will range between $0.4 million and $0.5 million in 2015. In addition for 2015, we anticipate additional fee assessments under the Act of $0.9 million associated with our current health care coverage.
Results of Operations
Three Months Ended March 29, 2015 Compared to Three Months Ended March 30, 2014
The following table sets forth, for the three months ended March 29, 2015 and March 30, 2014, selected operating results as a percentage of total restaurant sales:

	Three Months Ended
	March 29, 2015	March 30, 2014
Costs and expenses (all restaurants):
Cost of sales	29.4%	28.6%
Restaurant wages and related expenses	32.8%	33.6%
Restaurant rent expense	7.5%	7.6%
Other restaurant operating expenses	16.8%	17.2%
Advertising expense	3.8%	4.3%
General and administrative	6.0%	6.8%
Since the beginning of 2014, we acquired 123 restaurants from other franchisees in five separate acquisitions and opened one new restaurant which was relocated within its market area. During the same period we closed 28 restaurants, excluding the relocated restaurant.
Restaurant Sales. Total restaurant sales in the first quarter of 2015 increased 27.5% to $193.2 million from $151.5 million in the first quarter of 2014 which included $32.5 million of sales from the 2014 acquired restaurants. Comparable restaurant sales in the first quarter of 2015 increased 8.4% due to an increase in customer traffic of 6.3% driven in part from effective promotions and favorable weather comparisons relative to the first quarter of 2014 in certain of our markets. Average check increased 2.1% due to year over year menu price increases in the first quarter of 2015 of approximately 2.3%. Comparable restaurant sales increased 6.8% at our legacy restaurants and increased 10.5% at our 2012 acquired restaurants.

Operating Costs and Expenses (percentages stated as a percentage of total restaurant sales). Cost of sales increased to 29.4% in the first quarter of 2015 from 28.6% in the first quarter of 2014 due primarily to an 11% increase in beef commodity costs (0.8%) and increased promotional discounting (0.8%) partially offset by the effect of menu price increases and improvements in restaurant-level food and cash controls at our legacy and 2012 acquired restaurants.
Restaurant wages and related expenses decreased to 32.8% in the first quarter of 2015 from 33.6% in the first quarter of 2014 due primarily to leveraging fixed labor costs on higher sales volumes (0.6%) and lower workers compensation claims.
Other restaurant operating expenses decreased to 16.8% in the first quarter of 2015 from 17.2% in the first quarter of 2014 due primarily to lower utility costs (0.2%), lower general liability claims (0.1%) and the effect of higher sales volumes on fixed operating costs.
Advertising expense decreased to 3.8% in the first quarter of 2015 from 4.3% in the first quarter of 2014 due to reduced spending for additional local advertising in many of our markets.
Restaurant rent expense decreased to 7.5% in the first quarter of 2015 from 7.6% in the first quarter of 2014 due primarily to the closure of 28 restaurants with lower sales volumes since the beginning of the first quarter of 2014 and the effect of higher sales volumes in the first quarter of 2015 on fixed rental costs.
Restaurant-Level EBITDA. As a result of the factors above and the acquisition of 123 restaurants in 2014, Restaurant-Level EBITDA increased 42.9%, or $5.6 million, to $18.8 million in the first quarter of 2015. For a reconciliation between Restaurant-Level EBITDA and loss from operations see page 23.

	Three Months Ended
	March 29, 2015	% (1)	March 30, 2014	% (1)
Restaurant Sales:
Legacy restaurants	$88,174		$83,912
2012 acquired restaurants	72,456		67,541
2014 acquired restaurants	32,540		—
Total	$193,170		$151,453

Restaurant-Level EBITDA:
Legacy restaurants	$10,176	11.5%	$9,287	11.1%
2012 acquired restaurants	6,765	9.3%	3,874	5.7%
2014 acquired restaurants	1,868	5.7%	—
Total	$18,809	9.7%	$13,161	8.7%
(1) Restaurant-Level EBITDA margin is calculated as a percentage of restaurant sales for each respective group of restaurants.
Restaurant-Level EBITDA margin increased for our legacy restaurants due primarily to a comparable restaurant sales increase in the first quarter of 2015 of 6.8% partially offset by higher beef costs. Restaurant-Level EBITDA margin increased 3.6% for our 2012 acquired restaurants due to a comparable restaurant sales increase of 10.5% in the first quarter of 2015 and improvements in food and cash controls, which helped mitigate higher beef costs. Cost of sales, as a percentage of restaurant sales, was 29.3% in the first quarter of 2015 at both our legacy and 2012 acquired restaurants. In addition we have closed 19 underperforming 2012 acquired restaurants since the beginning of the first quarter of 2014. Restaurant-Level EBITDA margin for our 2014 acquired restaurants was lower in the first quarter of 2015 than our other restaurants due primarily to lower average restaurant sales volumes, higher costs of sales, as a percentage of restaurant sales, of 30.2% and higher repairs and maintenance expenses related to deferred maintenance prior to our ownership.
General and Administrative Expenses. General and administrative expenses increased $1.3 million in the first quarter of 2015 to $11.6 million, however, as a percentage of total restaurant sales, decreased to 6.0% compared to

6.8% in the first quarter of 2014. The increase in total general and administrative expenses was due primarily to additional district manager salaries, travel costs and restaurant manager training costs related to the 2014 acquisitions partially offset by lower legal and professional fees and an insurance gain.
Adjusted EBITDA. As a result of the factors above, Adjusted EBITDA increased to $7.7 million in the first quarter of 2015 from $3.3 million in the first quarter of 2014. For a reconciliation between net loss and EBITDA and Adjusted EBITDA see page 23.
Depreciation and Amortization Expense. Depreciation and amortization expense increased to $10.0 million in the first quarter of 2015 from $8.8 million in the first quarter of 2014 due primarily to our remodeling initiatives in 2014 and 2015 and the 2014 acquisitions.
Impairment and Other Lease Charges. Impairment and other lease charges were $1.6 million in the first quarter of 2015 and were comprised of other lease charges of $1.2 million associated with the closure of eight restaurants in the first quarter of 2015 and asset impairment charges of $0.5 million, which included $0.3 million of capital expenditures at previously impaired restaurants.
Interest Expense. Interest expense was $4.8 million in the first quarter of 2015 compared to $4.7 million in the first quarter of 2014. The weighted average interest rate on our long-term debt, excluding lease financing obligations, was 11.25% in the first quarter of 2015 and 11.20% in the first quarter of 2014.
Benefit for Income Taxes. Due to the valuation allowance on all of our deferred income tax assets discussed above, we did not record any benefit for income taxes in the first quarter of 2015. The benefit for income taxes for the first quarter of 2014 was derived using an estimated effective annual income tax rate for 2014 of 33.9% as we recorded a valuation allowance on our all of our deferred income tax assets in the fourth quarter of 2014.
Net Loss. As a result of the above, net loss for the first quarter of 2015 was $9.3 million, or $0.27 per diluted share, compared to a net loss in the first quarter of 2014 of $7.4 million, or $0.32 per diluted share.

Reconciliations of EBITDA and Adjusted EBITDA to net loss and Restaurant-Level EBITDA to loss from operations are as follows:

	Three Months Ended
Reconciliation of EBITDA and Adjusted EBITDA:	March 29, 2015	March 30, 2014
Net loss	$(9,276)	$(7,429)
Benefit for income taxes	—	(3,758)
Interest expense	4,814	4,703
Depreciation and amortization	10,005	8,758
EBITDA	5,543	2,274
Impairment and other lease charges	1,630	620
Acquisition and integration costs (1)	211	122
Stock-based compensation expense	341	296
Adjusted EBITDA	$7,725	$3,312

Reconciliation of Restaurant-Level EBITDA:
Restaurant-Level EBITDA	$18,809	$13,161
Less:
General and administrative expenses	11,596	10,267
Depreciation and amortization	10,005	8,758
Impairment and other lease charges	1,630	620
Other expense (income)	40	—
Loss from operations	$(4,462)	$(6,484)

(1)	Acquisition and integration costs for the periods presented include primarily legal and professional fees incurred in connection with the 2014 acquisitions.
Liquidity and Capital Resources
We do not have significant receivables or inventory and receive trade credit based upon negotiated terms in purchasing food products and other supplies. We are able to operate with a substantial working capital deficit because:

•	restaurant operations are primarily conducted on a cash basis;

•	rapid turnover results in a limited investment in inventories; and

•	cash from sales is usually received before related liabilities for food, supplies and payroll are paid.

On April 29, 2015, we issued $200 million of New Notes and used a portion of the proceeds to repurchase all of the Notes tendered pursuant to a cash tender offer and the related consent solicitation (or through a redemption, repurchase or retirement of any such Notes that were not purchased in the tender offer) and to pay related fees and expenses. We will use the net proceeds from the sale of the New Notes of approximately $35 million for working capital and general corporate purposes, including potential acquisitions and capital expenditures to remodel restaurants.

On April 29, 2015, we entered into an amendment to our senior credit facility to increase aggregate revolving credit borrowings by $10 million to $30.0 million (including an increase of $5.0 million to $20.0 million available for letters of credit). The amended senior credit facility has a five-year maturity, permits potential incremental increases in revolving credit borrowings of up to $25.0 million, subject to approval by the lenders, amends certain financial ratios which we must maintain and reduces the interest rate for revolving credit borrowings to, at our option, (i) the alternate base rate plus the applicable margin of 2.0% to 2.75% based on our total lease adjusted leverage ratio, or (ii) the LIBOR rate plus the applicable margin of 3.0% to 3.75% based on our total lease adjusted leverage ratio (all as defined under the amended senior credit facility).

Interest payments under our debt obligations, capital expenditures, including our commitment to BKC to remodel restaurants in 2015, payments of royalties and advertising to BKC and payments related to our lease obligations represent significant liquidity requirements for us as well as any discretionary expenditures for the acquisition of additional Burger King® restaurants. We believe that cash generated from the sale of the New Notes on April 29, 2015, cash generated from our operations and availability of revolving credit borrowings under our senior credit facility, as amended, will provide sufficient cash availability to cover our anticipated working capital needs, capital expenditures and debt service requirements for the next twelve months.
Operating Activities. Net cash provided from operating activities in the first three months of 2015 increased to $14.5 million from $0.4 million in the first three months of 2014. The increase was due primarily to an increase in cash from changes in the components of net working capital of $9.8 million and an increase in Adjusted EBITDA of $4.4 million.
Investing Activities. Net cash used for investing activities in the first three months of 2015 and 2014 was $11.0 million and $8.8 million, respectively.
Capital expenditures are a large component of our investing activities and include: (1) new restaurant development, which may include the purchase of real estate; (2) restaurant remodeling, which includes the renovation or rebuilding of the interior and exterior of our existing restaurants, including expenditures associated with our commitment to BKC to remodel restaurants to the 20/20 image and franchise agreement renewals; (3) other restaurant capital expenditures, which include capital maintenance expenditures for the ongoing reinvestment and enhancement of our restaurants including expenditures, from time to time, to support BKC’s initiatives; and (4) corporate and restaurant information systems, including expenditures for our point-of-sale software for restaurants that we acquire.
The following table sets forth our capital expenditures for the periods presented (in thousands):

Three Months Ended March 29, 2015
New restaurant development	$18
Restaurant remodeling	8,792
Other restaurant capital expenditures	2,552
Corporate and restaurant information systems	704
Total capital expenditures	$12,066
Number of new restaurant openings	—
Three Months Ended March 30, 2014
New restaurant development	$1,408
Restaurant remodeling	4,020
Other restaurant capital expenditures	1,283
Corporate and restaurant information systems	254
Total capital expenditures	$6,965
Number of new restaurant openings (1)	1
  _____________
(1)Represents a restaurant which was relocated within the same market area under a new franchise agreement.
Investing activities in the first three months of 2015 also included $0.7 million for the purchase of an existing restaurant property that was sold in a sale-leaseback transaction in the first three months of 2015 and proceeds from sale-leaseback transactions of two restaurant properties of $1.8 million.
Financing Activities. Net cash used in financing activities in the first three months of 2015 was $0.5 million due primarily to principal payments on capital leases. Net cash provided by financing activities in the first three months of 2014 was $1.5 million which primarily related to revolving credit borrowings under our senior credit facility.
8% Senior Secured Second Lien Notes. The New Notes mature on May 1, 2022. Interest is payable semi-annually on May 1 and November 1 commencing November 1, 2015. The New Notes are guaranteed by our material subsidiaries and are secured by second-priority liens on substantially all of our and our subsidiaries' assets (including a pledge of all of the capital stock and equity interests of our subsidiaries).
The New Notes are redeemable at our option in whole or in part at any time after May 1, 2018 at a price of 104% of the principal amount plus accrued and unpaid interest, if any, if redeemed before May 1, 2019, 102% of the principal amount plus accrued and unpaid interest, if any, if redeemed after May 1, 2019 but before May 1, 2020 and 100% of the principal amount plus accrued and unpaid interest, if any, if redeemed after May 1, 2020. Prior to May 1, 2018, we may redeem some or all of the New Notes at a redemption price of 100% of the principal amount of each New Note plus accrued and unpaid interest, if any, and a make-whole premium. In addition, the indenture governing the New Notes also provides that we may redeem up to 35% of the New Notes using the proceeds of certain equity offerings completed before May 1, 2018.
The New Notes are jointly and severally guaranteed, unconditionally and in full by our material subsidiaries which are directly or indirectly 100% owned by us. Separate condensed consolidating information is not included because Carrols Restaurant Group is a holding company that has no independent assets or operations. There are no significant restrictions on our ability or any of the guarantor subsidiaries' ability to obtain funds from its respective subsidiaries. All consolidated amounts in our financial statements are representative of the combined guarantors.
The indenture governing the New Notes includes certain covenants, including limitations and restrictions on our and our subsidiaries who are guarantors under such indenture to, among other things: incur indebtedness or issue preferred stock; incur liens; pay dividends or make distributions in respect of capital stock or make certain other restricted payments or investments; sell assets; agree to payment restrictions affecting certain subsidiaries; enter into transaction with affiliates; or merge, consolidate or sell substantially all of our assets.
The indenture governing the New Notes and the security agreement provide that any capital stock and equity interests of any of our subsidiaries will be excluded from the collateral to the extent that the par value, book value or market value of such capital stock or equity interests exceeds 20% of the aggregate principal amount of the New Notes then outstanding.
The indenture governing the New Notes contains customary default provisions, including without limitation, a cross default provision pursuant to which it is an event of default under the New Notes and the indenture governing the New Notes if there is a default under any of our indebtedness having an outstanding principal amount of $20.0 million or more which results in the acceleration of such indebtedness prior to its stated maturity or is caused by a failure to pay principal when due.
Senior Credit Facility. Our obligations under the senior credit facility, as amended, are guaranteed by our subsidiaries and are secured by first priority liens on substantially all of our assets and our subsidiaries, including a pledge of all of the capital stock and equity interests of the subsidiaries.
Under the senior credit facility, we will be required to make mandatory prepayments of borrowings in the event of dispositions of assets, debt issuances and insurance and condemnation proceeds (all subject to certain exceptions). The senior credit facility contains certain covenants, including without limitation, those limiting our and our subsidiaries' ability to, among other things, incur indebtedness, incur liens, sell or acquire assets or businesses, change the character of its business in all material respects, engage in transactions with related parties, make certain investments, make certain restricted payments or pay dividends. In addition, the senior credit facility, as amended, requires us to meet certain financial ratios, including the Fixed Charge Coverage Ratio, the Adjusted Leverage Ratio and the First Lien Coverage Ratio, all as defined under the amended senior credit facility.
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
At March 29, 2015 there were no revolving credit borrowings outstanding under the senior credit facility. After reserving $12.0 million for letters of credit issued under the senior credit facility for workers’ compensation and other insurance policies, $8.0 million was available for revolving credit borrowings under the senior credit facility at March 29, 2015. Giving effect to the amendment of the senior credit facility on April 29, 2015, $18.0 million would have been available for revolving credit borrowings at the end of the first quarter of 2015.
Contractual Obligations
A table of our contractual obligations as of December 28, 2014 was included in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 28, 2014. There have been no significant changes to our contractual obligations during the three months ended March 29, 2015.
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
Application of Critical Accounting Policies
Our unaudited interim consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in the “Significant Accounting Policies” footnote in the notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2014. Critical accounting estimates are those that require application of management’s most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. There have been no material changes affecting our critical accounting policies previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 28, 2014.

Forward Looking Statements
This Quarterly Report on Form 10-Q contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements that are predictive in nature or that depend upon or refer to future events or conditions are forward-looking statements. These statements are often identified by the words “may”, “might", “will”, “should”, “anticipate”, “believe”, “expect”, “intend”, “estimate”, “hope”, “plan” or similar expressions. In addition, expressions of our strategies, intentions or plans are also forward looking statements. These statements reflect management’s current views with respect to future events and are subject to risks and uncertainties, both known and unknown. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their date. There are important factors that could cause actual results to differ materially from those in forward-looking statements, many of which are beyond our control. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected or implied in the forward-looking statements. We have identified significant factors that could cause actual results to differ materially from those stated or implied in the forward-looking statements. We believe important factors that could cause actual results to differ materially from our expectations include the following, in addition to other risks and uncertainties discussed herein and in our Annual Report on Form 10-K for the fiscal year ended December 28, 2014:

•	Effectiveness of the Burger King® advertising programs and the overall success of the Burger King brand;

•	Increases in food costs and other commodity costs;

•	Competitive conditions;

•	Our ability to integrate any restaurants we acquire;

•	Regulatory factors;

•	Environmental conditions and regulations;

•	General economic conditions, particularly in the retail sector;

•	Weather conditions;

•	Fuel prices;

•	Significant disruptions in service or supply by any of our suppliers or distributors;

•	Changes in consumer perception of dietary health and food safety;

•	Labor and employment benefit costs, including the effects of healthcare reform;

•	The outcome of pending or future legal claims or proceedings;

•	Our ability to manage our growth and successfully implement our business strategy;

•	Our inability to service our indebtedness;

•	Our borrowing costs and credit ratings, which may be influenced by the credit ratings of our competitors;

•	The availability and terms of necessary or desirable financing or refinancing and other related risks and uncertainties;

•	The effect of our tax-free spin-off of Fiesta Restaurant Group, Inc. in 2012, including any potential tax liability that may arise; and

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

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes from the information presented in Item 7A included in our Annual Report on Form 10-K for the year ended December 28, 2014, as amended, with respect to our market risk sensitive instruments.
A 1% change in interest rates would have resulted in no change to interest expense for the three months ended March 29, 2015 and a nominal change to interest expense for the three months ended March 30, 2014.
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
Evaluation of Disclosure Controls and Procedures. We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 29, 2015.
No change occurred in our internal control over financial reporting during the first quarter of 2015 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1.    Legal Proceedings
None.
Item 1A. Risk Factors
Part I-Item 1A of Annual Report on Form 10-K, as amended, for the fiscal year ended December 28, 2014 describes important factors that could materially adversely affect our business, consolidated financial condition or results of operations or cause our operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-Q or presented elsewhere by management from time-to-time. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K, as amended, for the fiscal year ended December 28, 2014.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not applicable

Item 5. Other Information
None
Item 6. Exhibits
(a)The following exhibits are filed as part of this report.

Exhibit No.
4.1
Indenture governing the 8% Senior Secured Second Lien Notes due 2022, dated as of April 29, 2015, among Carrols Restaurant Group, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee

4.2	Form of 8% Senior Secured Second Lien Notes due 2022 (incorporated by reference to Exhibit 4.1)
4.3	Registration Rights Agreement, dated as of April 29, 2015, among Carrols Restaurant Group, Inc., the guarantors named therein and Wells Fargo Securities, LLC
4.4	Supplemental Indenture, dated as of April 29, 2015, among Carrols Restaurant Group, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee
10.1	Second Lien Security Agreement, dated as of April 29, 2015, among Carrols Restaurant Group, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as collateral agent
10.2
Second Amendment to Credit Agreement and First Amendment to Security Agreement, dated as of April 29, 2015, among Carrols Restaurant Group, Inc., the guarantors named therein, the lenders named therein and Wells Fargo Bank, N.A., as administrative agent.

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

CARROLS RESTAURANT GROUP, INC.

Date: May 6, 2015	/s/ Daniel T. Accordino
(Signature)
Daniel T. Accordino Chief Executive Officer

Date: May 6, 2015	/s/ Paul R. Flanders
(Signature)
Paul R. Flanders Vice President – Chief Financial Officer and Treasurer