Form 10-Q
period 2015-06-28
CARROLS RESTAURANT GROUP, INC.
filed 2015-08-05
CIK 809248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 3, 2015, Carrols Restaurant Group, Inc. had 35,508,660 shares of its common stock, $.01 par value, outstanding.

CARROLS RESTAURANT GROUP, INC.
FORM 10-Q
QUARTER ENDED June 28, 2015

PART I—FINANCIAL INFORMATION
ITEM 1—INTERIM CONSOLIDATED FINANCIAL STATEMENTS
CARROLS RESTAURANT GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands of dollars, except share and per share amounts)
(Unaudited)

	June 28, 2015	December 28, 2014
ASSETS
Current assets:
Cash	$61,004	$21,221
Trade and other receivables	6,075	4,034
Inventories	6,944	7,785
Prepaid rent	1,656	3,164
Prepaid expenses and other current assets	5,309	3,009
Refundable income taxes	—	2,416
Deferred income taxes	1,483	1,642
Total current assets	82,471	43,271
Property and equipment, net of accumulated depreciation of $215,278 and $206,448, respectively	182,726	179,383
Franchise rights, net of accumulated amortization of $85,457 and $83,184, respectively (Note 3)	101,026	102,900
Goodwill (Note 3)	17,882	17,793
Franchise agreements, at cost less accumulated amortization of $7,932 and $7,502, respectively	15,101	14,602
Favorable leases, net of accumulated amortization of $1,073 and $841, respectively (Note 3)	4,493	4,725
Deferred financing costs	5,129	3,399
Other assets	1,483	3,324
Total assets	$410,311	$369,397
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt (Note 6)	$1,311	$1,272
Accounts payable	17,526	19,239
Accrued interest	2,895	2,170
Accrued payroll, related taxes and benefits	21,998	17,321
Accrued real estate taxes	4,845	4,908
Other liabilities	12,672	10,273
Total current liabilities	61,247	55,183
Long-term debt, net of current portion (Notes 6)	206,735	157,422
Lease financing obligations	1,203	1,202
Deferred income—sale-leaseback of real estate	14,211	15,108
Deferred income taxes	1,483	1,642
Accrued postretirement benefits	3,143	3,121
Unfavorable leases, net of accumulated amortization of $2,907 and $2,240, respectively (Note 3)	12,360	13,027
Other liabilities (Note 5)	16,943	16,157
Total liabilities	317,325	262,862
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, par value $.01; authorized 20,000,000 shares, issued and outstanding—100 shares	—	—
Voting common stock, par value $.01; authorized—100,000,000 shares, issued—35,508,660 and 35,222,667 shares, respectively, and outstanding—34,904,133 and 34,827,240 shares, respectively	349	348
Additional paid-in capital	138,350	137,647
Accumulated deficit	(45,215)	(30,962)
Accumulated other comprehensive loss	(357)	(357)
Treasury stock, at cost	(141)	(141)
Total stockholders’ equity	92,986	106,535
Total liabilities and stockholders’ equity	$410,311	$369,397

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
THREE AND SIX MONTHS ENDED JUNE 28, 2015 AND JUNE 29, 2014
(In thousands of dollars, except share and per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Restaurant sales	$219,102	$168,583	$412,272	$320,036
Costs and expenses:
Cost of sales	60,496	50,088	117,346	93,437
Restaurant wages and related expenses	66,707	52,804	130,019	103,741
Restaurant rent expense	14,571	11,626	28,995	23,064
Other restaurant operating expenses	33,654	27,060	66,146	53,085
Advertising expense	8,080	7,284	15,363	13,827
General and administrative (including stock-based compensation expense of $363, $291, $704 and $587, respectively)	12,903	8,625	24,499	18,892
Depreciation and amortization	9,793	9,045	19,798	17,803
Impairment and other lease charges (Note 4)	706	429	2,336	1,049
Other expense (income)	(166)	25	(126)	25
Total operating expenses	206,744	166,986	404,376	324,923
Income (loss) from operations	12,358	1,597	7,896	(4,887)
Interest expense	4,700	4,694	9,514	9,397
Loss on extinguishment of debt (Note 6)	12,635	—	12,635	—
Loss before income taxes	(4,977)	(3,097)	(14,253)	(14,284)
Benefit for income taxes (Note 7)	—	(1,165)	—	(4,923)
Net loss	$(4,977)	$(1,932)	$(14,253)	$(9,361)
Basic and diluted net loss per share (Note 11):	$(0.14)	$(0.06)	$(0.41)	$(0.35)
Shares used in computing net loss per share:
Basic and diluted weighted average common shares outstanding	34,899,019	30,766,524	34,890,661	26,959,024
Other comprehensive loss, net of tax:
Net loss	$(4,977)	$(1,932)	$(14,253)	$(9,361)
Other comprehensive income (loss)	—	—	—	—
Comprehensive loss	$(4,977)	$(1,932)	$(14,253)	$(9,361)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 28, 2015 AND JUNE 29, 2014
(In thousands of dollars)
(Unaudited)

	Six Months Ended
	June 28, 2015	June 29, 2014
Cash flows provided from operating activities:
Net loss	$(14,253)	$(9,361)
Adjustments to reconcile net loss to net cash provided from (used for) operating activities:
Loss on disposals of property and equipment	134	193
Stock-based compensation	704	587
Impairment and other lease charges	2,336	1,049
Depreciation and amortization	19,798	17,803
Amortization of deferred financing costs	468	502
Amortization of deferred gains from sale-leaseback transactions	(896)	(899)
Deferred income taxes	—	(5,142)
Change in refundable income taxes	2,416	177
Loss on extinguishment of debt	12,635	—
Changes in other operating assets and liabilities	6,673	(6,770)
Net cash provided from (used for) operating activities	30,015	(1,861)
Cash flows used for investing activities:
Capital expenditures:
New restaurant development	(19)	(1,614)
Restaurant remodeling	(19,689)	(13,392)
Other restaurant capital expenditures	(4,632)	(2,723)
Corporate and restaurant information systems	(1,308)	(925)
Total capital expenditures	(25,648)	(18,654)
Acquisition of restaurants, net of cash acquired	(805)	(681)
Proceeds from sale of other assets	534	—
Properties purchased for sale-leaseback	(1,991)	(3,412)
Proceeds from sale-leaseback transactions	3,136	5,455
Net cash used for investing activities	(24,774)	(17,292)
Cash flows provided from financing activities:
Proceeds from issuance of 8% senior secured second lien notes	200,000	—
Redemption of 11.25% senior secured second lien notes	(159,771)	—
Borrowings under senior credit facility	—	32,750
Repayments under senior credit facility	—	(32,750)
Proceeds from public stock offering, net of expenses	—	67,327
Principal payments on capital leases	(625)	(497)
Financing costs associated with issuance of debt	(5,062)	(7)
Net cash provided from financing activities	34,542	66,823
Net increase in cash	39,783	47,670
Cash, beginning of period	21,221	8,302
Cash, end of period	$61,004	$55,972
Supplemental disclosures:
Interest paid on long-term debt	$8,268	$8,827
Interest paid on lease financing obligations	$52	$51
Accruals for capital expenditures	$2,698	$2,236
Income taxes refunded	$2,416	$41
Non-cash reduction of capital lease assets and obligation	$—	$1,055

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars except share and per share amounts)

1. Basis of Presentation
Business Description. At June 28, 2015 Carrols Restaurant Group, Inc. ("Carrols Restaurant Group") operated, as franchisee, 657 restaurants under the trade name “Burger King ®” in 15 Northeastern, Midwestern and Southeastern states.
Basis of Consolidation. Carrols Restaurant Group is a holding company and conducts all of its operations through Carrols Corporation (“Carrols”) and its wholly-owned subsidiary, Carrols LLC, a Delaware limited liability company. The unaudited consolidated financial statements presented herein include the accounts of Carrols Restaurant Group and its wholly-owned subsidiary Carrols.
Unless the context otherwise requires, Carrols Restaurant Group, Carrols and the direct and indirect subsidiaries of Carrols are collectively referred to as the “Company.” All intercompany transactions have been eliminated in consolidation.
Fiscal Year. The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. The fiscal year ended December 28, 2014 contained 52 weeks. The three and six months ended June 28, 2015 and June 29, 2014 each contained thirteen and twenty-six weeks, respectively. The 2015 fiscal year will end January 3, 2016 and will contain 53 weeks.
Basis of Presentation. The accompanying unaudited consolidated financial statements for the three and six months ended June 28, 2015 and June 29, 2014 have been prepared without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission and do not include certain of the information and the footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of such unaudited consolidated financial statements have been included. The results of operations for the three and six months ended June 28, 2015 and June 29, 2014 are not necessarily indicative of the results to be expected for the full year.
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
Fair Value of Financial Instruments. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. In determining fair value, the accounting standards establish a three level hierarchy for inputs used in measuring fair value as follows: Level 1 inputs are quoted prices in active markets for identical assets or liabilities; Level 2 inputs are observable for the asset or liability, either directly or indirectly, including quoted prices in active markets for similar assets or liabilities; and Level 3 inputs are unobservable and reflect the Company's own assumptions. Financial instruments include cash,

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars except share and per share amounts)

accounts receivable, accounts payable and long-term debt. The carrying amounts of cash, accounts receivable and accounts payable approximate fair value because of the short-term nature of these financial instruments. The fair value of the Carrols Restaurant Group 8% Senior Secured Second Lien Notes due 2022 is based on a recent trading value, which is considered Level 2, and at June 28, 2015 was approximately $210.5 million.
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

Recently Issued Accounting Pronouncements. In April 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (ASU 2014-08), which limits dispositions that qualify for discontinued operations presentation to those that represent strategic shifts that have or will have a major effect on an entity’s operations and financial results. Strategic shifts could include a disposal of a major geographical area, a major line of business, a major equity method investment or other major parts of the business. ASU 2014-08 was effective for the Company during the quarter ended March 29, 2015. The adoption of this standard has not had an impact on the Company's consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This ASU requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying value of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this ASU. The amendments in this ASU are effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted. The Company does not expect the impact of adopting this ASU to be material to the Company’s financial statements and related disclosures.
2. Acquisitions
Since the beginning of the first quarter of 2014, the Company has acquired an aggregate of 127 restaurants from other franchisees, which we refer to as the "2014 and 2015 acquired restaurants", in the following transactions:

Closing Date	Number of Restaurants	Purchase Price		Market Location
April 30, 2014	4	$681		Fort Wayne, Indiana
June 30, 2014	4	3,819	(1)	Pittsburgh, Pennsylvania
July 22, 2014	21	8,609		Rochester, New York and Southern Tier of Western New York
October 8, 2014	30	20,330	(1)	Wilmington and Greenville, North Carolina
November 4, 2014	64	18,761	(2)	Nashville, Tennessee; Indiana and Illinois
March 31, 2015	4	794		Northern Vermont
	127	$52,994

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

The consolidated statement of operations include restaurant sales related to the 2014 and 2015 acquisitions for the three and six months ended June 28, 2015 of $38.8 million and $71.4 million, respectively, and for both three and

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars except share and per share amounts)

six months ended June 29, 2014 of $0.8 million. It is impracticable to disclose net earnings for the post acquisition periods as net earnings of these restaurants were not tracked on a collective basis due to the integration of administrative functions, including field supervision.
The pro forma impact on the results of operations for the 2014 and 2015 acquisitions for the three and six months ended June 29, 2014 and the six months ended June 28, 2015 is included below. The pro forma results of operations are not necessarily indicative of the results that would have occurred had the 2014 and 2015 acquisitions been consummated at the beginning of the periods presented, nor are they necessarily indicative of any future consolidated operating results. The following table summarizes the Company's unaudited pro forma operating results:

	Three Months Ended	Six Months Ended
	June 29, 2014	June 28, 2015	June 29, 2014
Restaurant sales	$203,974	$413,408	$387,632
Net income (loss)	$175	$(14,051)	$(6,211)
Basic and diluted net income (loss) per share	$0.01	$(0.40)	$(0.23)
This pro forma financial information does not give effect to any anticipated synergies, operating efficiencies or cost savings or any transaction and integration costs related to the 2014 and 2015 acquired restaurants.
3. Intangible Assets
Goodwill. The Company is required to review goodwill for impairment annually, or more frequently, when events and circumstances indicate that the carrying amount may be impaired. If the determined fair value of goodwill is less than the related carrying amount, an impairment loss is recognized. The Company performs its annual impairment assessment as of the last day of its fiscal year and does not believe circumstances have changed since the last assessment date which would make it necessary to reassess its value. There were no goodwill impairment losses during the three and six months ended June 28, 2015 or June 29, 2014. Additions to goodwill from the 2015 acquisition referenced in Note 2 totaled $0.1 million for the three months ended June 28, 2015.
Franchise Rights. Amounts allocated to franchise rights for each acquisition of Burger King restaurants are amortized using the straight-line method over the average remaining term of the acquired franchise agreements plus one twenty-year renewal period. Additions to franchise rights from the 2015 acquisition referenced in Note 2 totaled $0.4 million for the three months ended June 28, 2015.
The Company assesses the potential impairment of franchise rights whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If an indicator of impairment exists, an estimate of the aggregate undiscounted cash flows from the acquired restaurants is compared to the respective carrying value of franchise rights for each acquisition. If an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value. No impairment charges were recorded related to the Company’s franchise rights for the three and six months ended June 28, 2015 or June 29, 2014.
Amortization expense related to franchise rights was $1.2 million and $1.0 million for the three months ended June 28, 2015 and June 29, 2014, respectively, and $2.3 million and $2.1 million for the six months ended June 28, 2015 and June 29, 2014, respectively. The Company expects annual amortization expense to be $4.7 million in 2015 and in each of the following five years.
Favorable and Unfavorable Leases. Amounts allocated to favorable and unfavorable leases are being amortized using the straight-line method over the remaining terms of the underlying lease agreements as a net reduction of restaurant rent expense.
The net reduction of rent expense related to the amortization of favorable and unfavorable leases was $0.2 million and $0.1 million for the three months ended June 28, 2015 and June 29, 2014, respectively, and was $0.4 million and $0.3 million for the six months ended June 28, 2015 and June 29, 2014, respectively. The Company expects the net

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars except share and per share amounts)

annual reduction of rent expense to be $0.8 million in 2015, $0.7 million in 2016, 2017 and 2018, and $0.6 million in 2019 and 2020.
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
 During the three months ended June 28, 2015, the Company recorded other lease charges of $0.3 million associated with the closure of two of the Company's restaurants in the second quarter of 2015 and asset impairment charges of $0.3 million, resulting from capital expenditures at previously impaired restaurants. During the six months ended June 28, 2015, the Company recorded other lease charges of $1.5 million associated with the closure of 10 of the Company's restaurants and asset impairment charges of $0.8 million, including $0.6 million of capital expenditures at previously impaired restaurants.
During the three months ended June 29, 2014, the Company recorded impairment charges of $0.4 million consisting of $0.1 million of capital expenditures at previously impaired restaurants and $0.3 million related to initial impairment charges at three underperforming restaurants. During the six months ended June 29, 2014, the Company recorded other lease charges of $0.4 million associated with the closure of one of the Company's restaurants and asset impairment charges of $0.6 million, including $0.3 million of capital expenditures at previously impaired restaurants.
The following table presents the activity in the accrual for closed restaurant locations:

	Six Months Ended	Year Ended
	June 28, 2015	December 28, 2014
Balance, beginning of the period	$1,721	$1,466
Provisions for restaurant closures	1,472	724
Changes in estimates of accrued costs	1	87
Payments, net	(440)	(721)
Other adjustments, including the effect of discounting future obligations	106	165
Balance, end of the period	$2,860	$1,721

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars except share and per share amounts)

5. Other Liabilities, Long-Term
Other liabilities, long-term, at June 28, 2015 and December 28, 2014 consisted of the following:

	June 28, 2015	December 28, 2014
Accrued occupancy costs	$9,971	$9,287
Accrued workers’ compensation and general liability claims	3,653	3,211
Deferred compensation	766	567
Long-term obligation to BKC for right of first refusal	566	939
Other	1,987	2,153
	$16,943	$16,157
Accrued occupancy costs above include long-term obligations pertaining to closed restaurant locations, contingent rent, and accruals to expense operating lease rental payments on a straight-line basis over the lease term.
6. Long-term Debt
Long-term debt at June 28, 2015 and December 28, 2014 consisted of the following:

	June 28, 2015	December 28, 2014
Collateralized:
Carrols Restaurant Group 8% Senior Secured Second Lien Notes	$200,000	$—
Carrols Restaurant Group 11.25% Senior Secured Second Lien Notes	—	150,000
Capital leases	8,046	8,694
	208,046	158,694
Less: current portion	(1,311)	(1,272)
	$206,735	$157,422
On April 29, 2015, the Company issued $200.0 million of 8% Senior Secured Second Lien Notes due 2022 (the "8% Notes") pursuant to an indenture dated as of April 29, 2015 governing such notes. In connection with the issuance of the 8% Notes, on April 15, 2015 the Company commenced a cash tender offer to purchase its outstanding $150.0 million aggregate principal amount of 11.25% Senior Secured Second Lien Notes (the "11.25% Notes") for total consideration of $1,063.75 per $1,000 principal amount of 11.25% Notes tendered, which included a consent payment of $30.00 per $1,000 principal amount of 11.25% Notes for those holders who properly tendered on or before April 28, 2015. Holders of $145.5 million of the 11.25% Notes tendered their 11.25% Notes. The Company then redeemed the remaining $4.5 million of the 11.25% Notes not purchased in the tender offer.
The tender and redemption premium associated with the repurchase and redemption of the 11.25% Notes and other transactions costs of approximately $9.8 million and the write-off of $2.8 million of previously deferred financing costs related to the 11.25% Notes have been recorded as loss on extinguishment of debt in the three months ended June 28, 2015.
8% Senior Secured Second Lien Notes. The 8% Notes mature and are payable on May 1, 2022. Interest is payable semi-annually on May 1 and November 1 commencing November 1, 2015. The 8% Notes are guaranteed by the Company's material subsidiaries and are secured by second-priority liens on substantially all of the Company's and its material subsidiaries' assets (including a pledge of all of the capital stock and equity interests of its subsidiaries).
The 8% Notes are redeemable at the option of the Company in whole or in part at any time after May 1, 2018 at a price of 104% of the principal amount plus accrued and unpaid interest, if any, if redeemed before May 1, 2019, 102% of the principal amount plus accrued and unpaid interest, if any, if redeemed after May 1, 2019 but before May 1, 2020 and 100% of the principal amount plus accrued and unpaid interest, if any, if redeemed after May 1, 2020. Prior to May 1, 2018, the Company may redeem some or all of the 8% Notes at a redemption price of 100% of the principal amount of each note plus accrued and unpaid interest, if any, and a make-whole premium. In addition, the indenture

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars except share and per share amounts)

governing the 8% Notes also provides that the Company may redeem up to 35% of the 8% Notes using the proceeds of certain equity offerings completed before May 15, 2018.
The 8% Notes are jointly and severally guaranteed, unconditionally and in full by the Company's material subsidiaries which are directly or indirectly 100% owned by the Company. Separate condensed consolidating information is not included because Carrols Restaurant Group is a holding company that has no independent assets or operations. There are no significant restrictions on its ability or any of the guarantor subsidiaries' ability to obtain funds from its respective subsidiaries. All consolidated amounts in our financial statements are representative of the combined guarantors.
The indenture governing the 8% Notes includes certain covenants, including limitations and restrictions on the Company and its subsidiaries who are guarantors under such indenture to, among other things: incur indebtedness or issue preferred stock; incur liens; pay dividends or make distributions in respect of capital stock or make certain other restricted payments or investments; sell assets; agree to payment restrictions affecting certain subsidiaries; enter into transaction with affiliates; or merge, consolidate or sell substantially all of the Company's assets.
The indenture governing the 8% Notes and the security agreement provide that any capital stock and equity interests of any of the Company's subsidiaries will be excluded from the collateral to the extent that the par value, book value or market value of such capital stock or equity interests exceeds 20% of the aggregate principal amount of the 8% Notes then outstanding.
The indenture governing the 8% Notes contains customary default provisions, including without limitation, a cross default provision pursuant to which it is an event of default under the 8% Notes and the indenture governing the 8% Notes if there is a default under any of the Company's indebtedness having an outstanding principal amount of $20.0 million or more which results in the acceleration of such indebtedness prior to its stated maturity or is caused by a failure to pay principal when due.
Senior Credit Facility. On April 29, 2015, the Company entered into an amendment to its senior credit facility which increased aggregate revolving credit borrowings, extended the maturity term, increased potential incremental increases in revolving credit borrowings (subject to approval of the lenders), amended certain financial ratios and reduced the interest rate for revolving credit borrowings.
The Company's senior credit facility, as amended, provides for aggregate revolving credit borrowings of up to $30.0 million (including $20.0 million available for letters of credit) and matures on April 29, 2020. The senior credit facility, as amended, also provides for potential incremental borrowing increases of up to $25.0 million, in the aggregate. At June 28, 2015, there were no revolving credit borrowings outstanding under the senior credit facility.
Effective on April 29, 2015, borrowings under the senior credit facility bear interest at a rate per annum, at the Company’s option, of:
(i) the Alternate Base Rate plus the applicable margin of 2.00% to 2.75% based on the Company’s Adjusted Leverage Ratio, or
(ii) the LIBOR Rate plus the applicable margin of 3.00% to 3.75% based on the Company’s Adjusted Leverage Ratio.
At June 28, 2015 the Company's LIBOR rate margin was 3.50% based on the Company's Adjusted Leverage Ratio at that date.
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

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars except share and per share amounts)

Under the senior credit facility, the Company is required to make mandatory prepayments of borrowings in the event of dispositions of assets, debt issuances and insurance and condemnation proceeds (all subject to certain exceptions).
The senior credit facility contains certain covenants, including without limitation, those limiting the Company’s and its subsidiaries' ability to, among other things, incur indebtedness, incur liens, sell or acquire assets or businesses, change the character of its business in all material respects, engage in transactions with related parties, make certain investments, make certain restricted payments or pay dividends. In addition, the senior credit facility requires the Company to meet certain financial ratios, including a Fixed Charge Coverage Ratio, Adjusted Leverage Ratio and First Lien Leverage Ratio (all as defined under the senior credit facility, as amended). The Company was in compliance with the covenants under its senior credit facility at June 28, 2015.
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
After reserving $12.0 million for letters of credit issued under the senior credit facility for workers’ compensation and other insurance policies, $18.0 million was available for revolving credit borrowings under the senior credit facility at June 28, 2015.
7. Income Taxes
The benefit for income taxes for the three and six months ended June 28, 2015 and June 29, 2014 was comprised of the following:

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Current	$—	$187	$—	$219
Deferred	(2,460)	(1,352)	(6,199)	(5,142)
Valuation allowance	2,460	—	$6,199	$—
	$—	$(1,165)	$—	$(4,923)
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
For the three months and six months ended June 28, 2015 the Company increased its valuation reserve by $2.5 million and $6.2 million, respectively, for its incremental net deferred income tax assets in the period. Consequently,  the Company recorded no benefit from income taxes in the three months and six months ended June 28, 2015. At June 28, 2015, the Company's valuation allowance on all its net deferred tax assets was $33.6 million, which included $3.7 million related to certain state net operating loss carryforwards, which for the most significant states, begin to expire in 2024.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars except share and per share amounts)

The Company's federal net operating loss carryforwards expire beginning in 2033. As of June 28, 2015, the Company had federal net operating loss carryforwards of approximately $44.4 million.
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
The Company's policy is to recognize interest and/or penalties related to uncertain tax positions in income tax expense. At June 28, 2015 and December 28, 2014, the Company had no unrecognized tax benefits and no accrued interest related to uncertain tax positions. The tax years 2011 - 2014 remain open to examination by the major taxing jurisdictions to which the Company is subject. In 2014, the Company concluded an examination of its consolidated federal income tax return for the tax years 2009 through 2012. Although it is not reasonably possible to estimate the amount by which unrecognized tax benefits may increase within the next twelve months due to the uncertainties regarding the timing of any examinations, the Company does not expect unrecognized tax benefits to significantly change in the next twelve months.
8. Stock-Based Compensation
Stock-based compensation expense in the three months ended June 28, 2015 and June 29, 2014 was $0.4 million and $0.3 million, respectively and for the six months ended June 28, 2015 and June 29, 2014 was $0.7 million and $0.6 million, respectively. As of June 28, 2015, the total unrecognized stock-based compensation expense relating to non-vested shares was approximately $3.2 million, which the Company expects to recognize over a remaining weighted average vesting period for non-vested shares of 2.5 years. The Company expects to record an additional $0.7 million as compensation expense for the remainder of 2015.
On June 11, 2015, the Company granted 9,636 non-vested shares to certain directors of the Company. These shares vest and become non-forfeitable 20% per year and are being expensed over their five-year vesting period.
A summary of all non-vested shares activity for the six months ended June 28, 2015 was as follows:

	Shares	Weighted Average Grant Date Price
Non-vested at December 28, 2014	395,427	$6.68
Granted	295,741	7.89
Vested	(76,893)	9.60
Forfeited	(9,748)	6.21
Nonvested at June 28, 2015	604,527	$7.07
The fair value of the non-vested shares is based on the closing price on the date of grant. The weighted average grant date fair value for non-vested shares issued during the three months ended June 28, 2015 was $10.38.
9. Commitments and Contingencies
Lease Guarantees. Fiesta Restaurant Group, Inc. ("Fiesta"), a former wholly-owned subsidiary of the Company, was spun-off in 2012 to the Company's stockholders. As of June 28, 2015, the Company is a guarantor under 31 Fiesta restaurant property leases, with lease terms expiring on various dates through 2030, and is the primary lessee on five Fiesta restaurant property leases, which it subleases to Fiesta. The Company is fully liable for all obligations under the terms of the leases in the event that Fiesta fails to pay any sums due under the lease, subject to indemnification provisions of the Separation and Distribution Agreement entered into in connection with the spin-off of Fiesta.
The maximum potential amount of future undiscounted rental payments the Company could be required to make under these leases at June 28, 2015 was $35.2 million. The obligations under these leases will generally continue to

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars except share and per share amounts)

decrease over time as these operating leases expire. No payments related to these guarantees have been made by the Company to date and none are expected to be required to be made in the future. The Company has not recorded a liability for these guarantees in accordance with ASC 460 - Guarantees as Fiesta has indemnified the Company for all such obligations and the Company did not believe it was probable it would be required to perform under any of the guarantees or direct obligations.
Litigation. The Company is a party to various litigation matters that arise in the ordinary course of business. The Company does not believe that the outcome of any of these matters meet the disclosure or recognition standards, nor will they have a material adverse effect on its consolidated financial statements.
10. Transactions with Related Parties
In 2012, the Company issued to Burger King Corporation ("BKC") 100 shares of Series A Convertible Preferred Stock which is convertible into 9,414,580 shares of Carrols Restaurant Group Common Stock, which currently constitutes approximately 21.0% of the outstanding shares of the Company's common stock on a fully diluted basis. As a result of the acquisition of restaurants from BKC in 2012, BKC has two representatives on the Company's board of directors.
Each of the Company's restaurants operates under a separate franchise agreement with BKC. These franchise agreements generally provide for an initial term of twenty years and currently have an initial franchise fee of fifty thousand dollars. Any franchise agreement, including renewals, can be extended at the Company's discretion for an additional 20 year term, with BKC's approval, provided that, among other things, the restaurant meets the current Burger King image standard and the Company is not in default under terms of the franchise agreement. In addition to the initial franchise fee, the Company generally pays BKC a monthly royalty at a rate of 4.5% of sales. Royalty expense was $9.2 million and $7.1 million in the three months ended June 28, 2015 and June 29, 2014, respectively and was $17.4 million and $13.4 million in the six months ended June 28, 2015 and June 29, 2014, respectively.
The Company is also generally required to contribute 4% of restaurant sales from its Burger King restaurants to an advertising fund utilized by BKC for its advertising, promotional programs and public relations activities, and additional amounts for participation in local advertising campaigns in markets that approve such additional spending. Advertising expense related to BKC was $8.2 million and $7.1 million in the three months ended June 28, 2015 and June 29, 2014, respectively, and was $15.3 million and $13.5 million in the six months ended June 28, 2015 and June 29, 2014, respectively.
As of June 28, 2015, the Company leased 299 of its restaurant locations from BKC and for 174 of these locations the terms and conditions of the lease with BKC are identical to those between BKC and the third-party lessor. Aggregate rent under these BKC leases for the three months ended June 28, 2015 and June 29, 2014 was $7.3 million and $6.5 million, respectively, and was $14.6 million and $12.9 million for the six months ended June 28, 2015 and June 29, 2014, respectively.
The Company believes the related party lease terms have not been significantly affected by the fact that the Company and BKC are deemed related parties.
As of June 28, 2015, the Company owed BKC $1.3 million associated with its purchase of BKC's right of first refusal in 20 states as part of the acquisition of restaurants from BKC in 2012 and $6.2 million related to the payment of advertising, royalties and rent, which is remitted on a monthly basis.
11. Net Loss per Share
The Company applies the two-class method to calculate and present net loss per share. The Company's non-vested share awards and Series A Convertible Preferred Stock issued to BKC contain non-forfeitable rights to dividends and are considered participating securities for purposes of computing net loss per share pursuant to the two-class method. Under the two-class method, net earnings are reduced by the amount of dividends declared (whether paid or unpaid) and the remaining undistributed earnings are then allocated to common stock and participating securities, based on their respective rights to receive dividends. However, as the Company incurred net losses for the three and six months ended June 28, 2015 and June 29, 2014, and as those losses are not allocated to the participating securities under the two-class method, such method is not applicable for the aforementioned reporting periods.
Basic net loss per share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding for the reporting period. Diluted net loss per share reflects additional shares of common stock outstanding, where applicable, calculated using the treasury stock method or the two-class method.
The following table sets forth the calculation of basic and diluted net loss per share:

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Basic and diluted net loss per share:
Net loss	$(4,977)	$(1,932)	$(14,253)	$(9,361)
Basic and diluted weighted average common shares outstanding	34,899,019	30,766,524	34,890,661	26,959,024
Basic and diluted net loss per share	$(0.14)	$(0.06)	$(0.41)	$(0.35)
Common shares excluded from diluted net loss per share computation (1)	10,019,107	9,947,956	10,019,107	9,947,956

(1)	Shares issuable upon conversion of preferred stock and non-vested shares were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive.
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
We use a 52-53 week fiscal year ending on the Sunday closest to December 31. The fiscal year ended December 28, 2014 contained 52 weeks and the three and six months ended June 28, 2015 and June 29, 2014 each contained thirteen and twenty-six weeks, respectively. The current fiscal year will end January 3, 2016 and will contain 53 weeks.
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
Results of Operations—an analysis of our results of operations for the three and six months ended June 28, 2015 compared to the three and six months ended June 29, 2014 including a review of material items and known trends and uncertainties.
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
Company Overview
We are one of the largest restaurant companies in the United States and have been operating restaurants for more than 55 years. We are the largest Burger King® franchisee in the United States, based on number of restaurants, and have operated Burger King restaurants since 1976. As of June 28, 2015, we operated 657 Burger King restaurants in 15 states. In the second quarter of 2015 we acquired four restaurants in Northern Vermont and during the year ended December 28, 2014 we acquired 123 Burger King restaurants in five separate transactions, which we refer to collectively as the “2014 and 2015 acquired restaurants”. On May 30, 2012, we acquired 278 restaurants from Burger King Corporation ("BKC"), which we refer to as the "2012 acquired restaurants", including BKC's assignment of its right of first refusal on franchisee restaurant sales in 20 states (the "ROFR"). As of June 28, 2015 we were operating 249 of the 2012 acquired restaurants. All of our other Burger King restaurants we operated before 2012 are referred to as our "legacy restaurants".
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

•
EBITDA, Adjusted EBITDA and Restaurant-Level EBITDA. EBITDA, Adjusted EBITDA and Restaurant-Level EBITDA are non-GAAP financial measures. EBITDA represents net income or loss from operations, before benefit for income taxes, interest expense and depreciation and amortization. Adjusted EBITDA represents EBITDA as adjusted to exclude impairment and other lease charges, acquisition and integration costs, stock compensation expense and loss on extinguishment of debt. Restaurant-Level EBITDA represents net income or loss from operations before general and administrative expenses, depreciation and amortization, impairment and other lease charges and other income and expense.

We are presenting Adjusted EBITDA and Restaurant-Level EBITDA because we believe that they provide a more meaningful comparison than EBITDA of our core business operating results, as well as with those of other similar companies. Additionally, we present Restaurant-Level EBITDA because it excludes the impact of general and administrative expenses and other income and expense which are not directly related to restaurant operations. Management believes that Adjusted EBITDA and Restaurant-Level EBITDA, when viewed with our results of operations in accordance with GAAP and the accompanying reconciliations on page 26, provide useful information about operating performance and period-over-period growth, and provide additional information that is useful for evaluating the operating performance of our core business without regard to potential distortions. Additionally, management believes that Adjusted EBITDA and Restaurant-Level EBITDA permit investors to gain an understanding of the factors and trends affecting our ongoing cash earnings, from which capital investments are made and debt is serviced.
However, EBITDA, Adjusted EBITDA and Restaurant-Level EBITDA are not measures of financial performance or liquidity under GAAP and, accordingly, should not be considered as alternatives to net loss, net income or loss from operations or cash provided from operating activities as indicators of operating performance or liquidity. Also, these measures may not be comparable to similarly titled captions of other companies. For a reconciliation between net loss and EBITDA and Adjusted EBITDA and between Restaurant-Level EBITDA and loss from operations see page 26.
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

•
Impairment and other lease charges are determined through our assessment of the recoverability of property and equipment and intangible assets by determining whether the carrying value of these assets can be recovered over their respective remaining lives through undiscounted future operating cash flows. A potential impairment charge is evaluated whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable. Lease charges are recorded for our obligations under the related leases for closed locations net of estimated sublease recoveries. At June 28, 2015, there were $2.9 million of lease charges accrued for closed locations.

•
Interest expense consists primarily of interest expense associated with our $200.0 million of 8% Senior Secured Second Lien Notes due 2022 (the "8% Notes"), our prior 11.25% Senior Secured Second Lien Notes due 2018 (the "11.25% Notes"), amortization of deferred financing costs and revolving credit borrowings under our senior secured credit facility.

•
Loss on extinguishment of debt consists of the tender and redemption premium and related costs to repurchase and redeem $150.0 million of the 11.25% Notes and the write-off of the related unamortized deferred financing costs.

Recent and Future Events Affecting our Results of Operations
Refinancing of Indebtedness
On April 29, 2015, we issued $200 million of 8% Notes and used a portion of the net proceeds to repurchase and redeem all of our outstanding 11.25% Notes tendered pursuant to a cash tender offer and redemption and to pay related fees and expenses. We received net proceeds of approximately $35.3 million which are being used for working capital and general corporate purposes, including any potential acquisitions and capital expenditures to remodel our restaurants.
In connection with these transactions, on April 15, 2015 we commenced a cash tender offer and consent solicitation for all of our outstanding 11.25% Notes. On April 29, 2015, $145.5 million of the 11.25% Notes were accepted for payment and paid by us. On April 29, 2015, we called for the redemption of the $4.5 million of the 11.25% Notes that were not tendered in the tender offer and terminated our obligations under the 11.25% Notes and under the indenture governing the 11.25% Notes.
On April 29, 2015, we entered into an amendment to our senior credit facility to increase aggregate revolving credit borrowings by $10.0 million to $30.0 million (including an increase of $5.0 million to $20.0 million available for letters of credit). The amended senior credit facility has a five-year maturity, permits potential incremental increases in revolving borrowings of up to $25.0 million, subject to approval of the lenders, amends certain financial ratios which we must maintain and reduces the interest rate for revolving credit borrowings to, at our option, (i) the alternate base rate plus the applicable margin of 2.0% to 2.75% based on our total lease adjusted leverage ratio, or (ii) the LIBOR rate plus the applicable margin of 3.0% to 3.75% based on our total lease adjusted leverage ratio (all as defined under the amended senior credit facility).
As a result of the refinancing in the second quarter of 2015, we expect interest expense for the remaining two quarters of 2015 to be approximately $0.4 million lower than in the last six months of 2014.
See —"Liquidity and Capital Resources" for a discussion of the 8% Notes and our senior credit facility, as amended.

2014 and 2015 Burger King Restaurant Acquisitions
In the second quarter of 2014 we exercised our ROFR on April 30, 2014 and acquired four restaurants in the Fort Wayne, Indiana market for a cash purchase price of $0.7 million. In the third quarter we exercised our ROFR on June 30, 2014 and acquired four restaurants in the Pittsburgh, Pennsylvania market for a cash purchase price of $3.8 million which included one fee-owned property. Additionally, on July 22, 2014, we acquired in a negotiated transaction 21 restaurants located in the Rochester, NY market and in the Southern Tier region of western New York State for a cash purchase price of $8.6 million.
In the fourth quarter of 2014 we exercised our ROFR on October 8, 2014 and purchased 30 restaurants in the Wilmington, North Carolina and Greenville, North Carolina markets for a cash purchase price of $20.3 million, which included 12 fee-owned properties. Also on November 4, 2014, we acquired in a negotiated transaction 64 restaurants in or around the Nashville, TN, Springfield, IL, Terre Haute, IN, and Evansville, IN markets for a cash purchase price of $18.8 million. Ten of the thirteen fee-owned properties acquired in the 2014 acquisitions were sold in sale-leaseback transactions during the fourth quarter of 2014 and one in the first quarter of 2015 for total net proceeds of $14.1 million. The total fair value of fee-owned properties acquired in the five 2014 acquisitions was $16.0 million.
In the second quarter of 2015 we acquired four restaurants in Northern Vermont for a cash purchase price of $0.8 million in a negotiated transaction.
The pro forma impact on the results of operations for the 2014 and 2015 acquisitions is included below. The pro forma results of operations are not necessarily indicative of the results that would have occurred had the acquisitions been consummated at the beginning of the periods presented, nor are they necessarily indicative of any future consolidated operating results. The following table summarizes our unaudited pro forma operating results:

	Six Months Ended	Three Months Ended	Six Months Ended
	June 28, 2015	June 29, 2014	June 29, 2014
Restaurant sales	$413,408	$203,974	$387,632
Income (loss) from operations	$8,098	$3,704	$(1,737)
Adjusted EBITDA	$31,009	$14,494	$19,731
2015 Capital Expenditures and Remodeling Commitment with BKC
On January 26, 2015, we entered into the First Amendment to Operating Agreement (the "BKC Remodeling Agreement") with BKC, in which we agreed to remodel to BKC's current 20/20 image a cumulative total of 329 restaurants by June 30, 2015, 410 restaurants by December 31, 2015 and 455 restaurants by December 31, 2016. If we do not complete the remodels as scheduled or otherwise modify the schedule, the ROFR would be suspended until we complete the number of remodels required at that date. As of June 28, 2015 we had remodeled a total of 331 restaurants to the 20/20 restaurant image pursuant to the BKC Remodeling Agreement and currently expect to complete a total of 378 to 383 by December 31, 2015.
In addition, in connection with our acquisition of 64 Burger King restaurants on November 4, 2014 we agreed to remodel 46 of those restaurants over five years beginning in 2014 and as of June 28, 2015 we had remodeled nine of these restaurants.
In 2015, we anticipate that total capital expenditures will range from $50 million to $55 million, although the actual amount of capital expenditures may differ from these estimates. Capital expenditures in 2015 are expected to include approximately $38 million to $42 million for remodeling a total of 90 to 95 restaurants to the BKC 20/20 image at an approximate average cost (excluding four restaurants which we will scrape and rebuild) of $425,000 per restaurant, which includes $28,000 of discretionary investments in new kitchen equipment. We will continue to assess the number of restaurants we will remodel in 2015 in relation to our available capital resources and acquisition opportunities.

Future Restaurant Closures
We evaluate the performance of our restaurants on an ongoing basis including an assessment of the current and future operating results of the restaurant in relation to its cash flow and future occupancy costs, and with regard to franchise agreement renewals, the cost of required capital improvements. We may elect to close restaurants based on these evaluations.
In 2014, we closed 13 restaurants excluding one restaurant relocated within its market area. In the first six months of 2015 we closed 20 restaurants and sold one restaurant.
We currently anticipate that in 2015 we will close up to 25 restaurants. Our determination of whether to close restaurants in the future is subject to further evaluation and may change.
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
For the six months ended June 28, 2015 we increased our valuation reserve by $6.2 million for our incremental net deferred income tax assets in the period. Consequently, we have recorded no benefit from income taxes in the first six months of 2015. At June 28, 2015, our valuation allowance on all of our net deferred tax assets was $33.6 million, which included $3.7 million related to certain state net operating loss carryforwards.
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
As of June 28, 2015, we had federal net operating loss carryforwards of approximately $44.4 million. As a result of the net deferred tax asset valuation allowance established in 2014, we do not anticipate recognizing any income tax expense or benefit in 2015.
We will continue to monitor and evaluate the positive and negative evidence considered in arriving at the above conclusion, in order to assess whether such conclusion remains appropriate in future periods.
Health Care Reform
The Patient Protection and Affordable Care Act (the “Act”) required businesses employing fifty or more full-time equivalent employees to offer health care benefits to those full-time employees beginning in January 2015, or be subject to an annual penalty. Those benefits must be provided under a health care plan which provides a certain minimum scope of health care services. The Act also limits the portion of the cost of the benefits which we can require employees to pay. Based on our initial enrollment experience in 2015, approximately 10% of our approximately 1,600 currently eligible hourly employees have opted for coverage under our medical plan. We estimate that our additional cost for health care coverage for our hourly employees, from the eligibility provisions of the Act, will range between $0.4 million and $0.5 million in 2015. In addition for 2015, we have incurred additional fee assessments under the Act of $0.9 million associated with our current health care coverage.

Results of Operations
Three Months Ended June 28, 2015 Compared to Three Months Ended June 29, 2014
The following table sets forth, for the three months ended June 28, 2015 and June 29, 2014, selected operating results as a percentage of total restaurant sales:

	Three Months Ended
	June 28, 2015	June 29, 2014
Costs and expenses (all restaurants):
Cost of sales	27.6%	29.7%
Restaurant wages and related expenses	30.4%	31.3%
Restaurant rent expense	6.7%	6.9%
Other restaurant operating expenses	15.4%	16.1%
Advertising expense	3.7%	4.3%
General and administrative	5.9%	5.1%
Since the beginning of the second quarter of 2014, we have acquired 127 restaurants from other franchisees in six separate acquisitions. During the same period we closed 29 restaurants and sold one restaurant.
Restaurant Sales. Total restaurant sales in the second quarter of 2015 increased 30.0% to $219.1 million from $168.6 million in the second quarter of 2014 which included $38.8 million of sales from the 2014 and 2015 acquired restaurants. Comparable restaurant sales in the second quarter of 2015 increased 10.3% from effective promotions and with an increase in both customer traffic of 5.4% and average check of 4.9%. Year over year menu price increases in the second quarter of 2015 were approximately 3.0%. Comparable restaurant sales increased 9.4% at our legacy restaurants and increased 11.5% at our 2012 acquired restaurants.
Operating Costs and Expenses (percentages stated as a percentage of total restaurant sales). Cost of sales decreased to 27.6% in the second quarter of 2015 from 29.7% in the second quarter of 2014 due to lower overall commodity costs (1.0%), in spite of a 4% increase in beef commodity costs. The reduction in cost of sales is also due to the effect of menu price increases (1.0%) and improvement in restaurant-level food and cash controls at our legacy and 2012 acquired restaurants.
Restaurant wages and related expenses decreased to 30.4% in the second quarter of 2015 from 31.3% in the second quarter of 2014 primarily due to leveraging fixed labor costs from higher sales volumes (0.9%) and lower medical claims (0.2%), partially offset by higher restaurant-level incentive bonus accruals.
Other restaurant operating expenses decreased to 15.4% in the second quarter of 2015 from 16.1% in the second quarter of 2014 due primarily to the effect of higher sales volumes on fixed operating costs and lower general liability claims (0.2%).
Advertising expense decreased to 3.7% in the second quarter of 2015 from 4.3% in the second quarter of 2014 due to reduced spending for additional local advertising in many of our markets.
Restaurant rent expense decreased to 6.7% in the second quarter of 2015 from 6.9% in the second quarter of 2014 due primarily to the closure of 29 restaurants with lower sales volumes since the beginning of the second quarter of 2014 and the effect of higher sales volumes in the second quarter of 2015 on fixed rental costs.
Restaurant-Level EBITDA. As a result of the factors above and the acquisition of 127 restaurants in 2014 and 2015, Restaurant-Level EBITDA increased $15.9 million, or 80.5%, to $35.6 million in the second quarter of 2015. For a reconciliation between Restaurant-Level EBITDA and income (loss) from operations see page 26.

	Three Months Ended
	June 28, 2015	% (1)	June 29, 2014	% (1)
Restaurant Sales:
Legacy restaurants	$100,519		$93,621
2012 acquired restaurants	79,746		74,159
2014 and 2015 acquired restaurants	38,837		803
Total	$219,102		$168,583

Restaurant-Level EBITDA:
Legacy restaurants	$18,112	18.0%	$13,439	14.4%
2012 acquired restaurants	12,646	15.9%	6,249	8.4%
2014 and 2015 acquired restaurants	4,836	12.5%	33	4.1%
Total	$35,594	16.2%	$19,721	11.7%
(1) Restaurant-Level EBITDA margin is calculated as a percentage of restaurant sales for each respective group of restaurants.
Restaurant-Level EBITDA margin increased 3.6% for our legacy restaurants due to leveraging fixed operating costs from a comparable restaurant sales increase in the second quarter of 2015 of 9.4% and lower overall commodity costs.
Restaurant-Level EBITDA margin increased 7.5% for our 2012 acquired restaurants due to similar factors as our legacy restaurants from a comparable restaurant sales increase of 11.5% in the second quarter of 2015, as well as the closure of 19 underperforming restaurants acquired in 2012 since the beginning of the second quarter of 2014 and the continued improvement in food and cash controls.
Restaurant-Level EBITDA margin for our 2014 and 2015 acquired restaurants was lower in the second quarter of 2015 than our other restaurants due primarily to the effect of lower average restaurant sales volumes on rent and other fixed operating costs and higher repairs and maintenance expenses related to deferred maintenance prior to our ownership.
General and Administrative Expenses. General and administrative expenses increased $4.3 million in the second quarter of 2015 to $12.9 million, and, as a percentage of total restaurant sales, increased to 5.9% compared to 5.1% in the second quarter of 2014 due primarily to an increase of $2.3 million in administrative bonus accruals, additional district manager salaries, travel costs and restaurant manager training costs related to the 2014 and 2015 acquisitions of $1.0 million and increased medical insurance costs ($0.3 million).
Adjusted EBITDA. As a result of the factors above, Adjusted EBITDA increased to $23.3 million in the second quarter of 2015 from $11.5 million in the second quarter of 2014. For a reconciliation between net loss and EBITDA and Adjusted EBITDA see page 26.
Depreciation and Amortization Expense. Depreciation and amortization expense increased to $9.8 million in the second quarter of 2015 from $9.0 million in the second quarter of 2014 due primarily to our remodeling initiatives in and the addition of our 2014 and 2015 acquisitions.
Impairment and Other Lease Charges. Impairment and other lease charges were $0.7 million in the second quarter of 2015 comprised of other lease charges of $0.3 million associated with the closure of two restaurants in the second quarter of 2015 and asset impairment charges of $0.3 million relating to capital expenditures at previously impaired restaurants.
Interest Expense. Interest expense was $4.7 million in both the second quarter of 2015 and the second quarter of 2014. The weighted average interest rate on our long-term debt, excluding lease financing obligations, was 9.04% in the second quarter of 2015 and 11.22% in the second quarter of 2014.

Loss on Extinguishment of Debt. We recorded a loss on extinguishment of debt of $12.6 million in connection with the refinancing of our 11.25% Notes in the second quarter of 2015. The loss on extinguishment of debt included the tender and redemption premium and other transaction costs associated with the repurchase and redemption of the 11.25% Notes of approximately $9.8 million and the write-off of $2.8 million of previously deferred financing costs related to the 11.25% Notes.
Benefit for Income Taxes. Due to the valuation allowance on all of our deferred income tax assets discussed above, we did not record any benefit for income taxes in the second quarter of 2015. The benefit for income taxes for the second quarter of 2014 was derived using an estimated effective annual income tax rate at that date for all of 2014 of 33.9%. In the fourth quarter of 2014, we recorded a valuation allowance on our all of our deferred income tax assets.
Net Loss. As a result of the above, net loss for the second quarter of 2015 was $5.0 million, or $0.14 per diluted share, compared to a net loss in the second quarter of 2014 of $1.9 million, or $0.06 per diluted share.
Six Months Ended June 28, 2015 Compared to Six Months Ended June 29, 2014
The following table sets forth, for the six months ended June 28, 2015 and June 29, 2014, selected operating results as a percentage of total restaurant sales:

	Six Months Ended
	June 28, 2015	June 29, 2014
Costs and expenses (all restaurants):
Cost of sales	28.5%	29.2%
Restaurant wages and related expenses	31.5%	32.4%
Restaurant rent expense	7.0%	7.2%
Other restaurant operating expenses	16.0%	16.6%
Advertising expense	3.7%	4.3%
General and administrative	5.9%	5.9%
Since the beginning of 2014 we have opened one new restaurant, which was relocated within its market area, and acquired 127 restaurants. During the same period we closed 33 restaurants, excluding the relocated restaurant, and sold one restaurant.
Restaurant Sales. Restaurant sales in the first six months of 2015 increased 28.8% to $412.3 million from $320.0 million in the first six months of 2014. The 2014 and 2015 acquired restaurants contributed restaurant sales of $71.4 million in the first six months of 2015. Our comparable restaurant sales increased 9.4% due to an increase in customer traffic of 5.9% and an increase in average check of 3.5% including the effect of menu price increases in the first six months of 2015 of 2.7%. Comparable restaurant sales in the first six months of 2015 increased 8.2% at our legacy restaurants and increased 11.0% at our 2012 acquired restaurants.
Operating Costs and Expenses (percentages stated as a percentage of restaurant sales for the restaurants being discussed). Cost of sales decreased to 28.5% in the first six months of 2015 from 29.2% in the first six months of 2014 due to the effect of menu price increases, lower overall commodity costs (0.4%), in spite of a 7.3% increase in beef commodity costs, and continued improvement in restaurant-level food and cash controls at our legacy and 2012 acquired restaurants (0.5%). These factors were partially offset by higher promotional discounting and lower vendor rebates.
Restaurant wages and related expenses decreased to 31.5% in the first six months of 2015 from 32.4% in the first six months of 2014 due primarily to leveraging fixed labor costs from higher sales volumes (0.7%) and lower workers compensation claims (0.2%) partially offset by higher restaurant-level incentive bonus accruals.
Other restaurant operating expenses decreased to 16.0% in the first six months of 2015 from 16.6% in the first six months of 2014 due primarily to lower utility costs (0.2%) and the effect of lower sales volumes on fixed operating costs.

Advertising expense decreased to 3.7% in the first six months of 2015 from 4.3% in the first six months of 2014 due to reduced spending for additional local advertising in many of our markets. For all of 2015, we anticipate advertising expense for all restaurants to range between 3.7% and 3.9% of restaurant sales.
Restaurant rent expense decreased to 7.0% the first six months of 2015 from 7.2% in the first six months of 2014 due primarily to the closure of 33 restaurants with lower sales volumes since the beginning of 2014 and the effect of higher sales volumes in 2015 on fixed rental costs.
Restaurant-Level EBITDA. As a result of the factors above and the acquisition of 127 restaurants in 2014 and 2015, Restaurant-Level EBITDA increased 65.4% to $54.4 million in the first six months of 2015 compared to $32.9 million in the first six months of 2014. For a reconciliation between Restaurant-Level EBITDA and income (loss) from operations see page 26.

	Six Months Ended
	June 28, 2015	% (1)	June 29, 2014	% (1)
Restaurant Sales:
Legacy restaurants	$188,693		$177,533
2012 acquired restaurants	152,202		141,700
2014 and 2015 acquired restaurants	71,377		803
Total	$412,272		$320,036

Restaurant-Level EBITDA:
Legacy restaurants	$28,288	15.0%	$22,726	12.8%
2012 acquired restaurants	19,411	12.8%	10,123	7.1%
2014 and 2015 acquired restaurants	6,704	9.4%	33	4.1%
Total	$54,403	13.2%	$32,882	10.3%
(1) Restaurant-Level EBITDA margin is calculated as a percentage of restaurant sales for each respective group of restaurants.
Restaurant-Level EBITDA margin increased 2.2% for our legacy restaurants due primarily to leveraging a comparable restaurant sales increase in the first six months of 2015 of 8.2% on fixed operating costs and lower cost of sales (2.0%).
Restaurant-Level EBITDA margin increased 5.7% for our 2012 acquired restaurants due to leveraging a comparable restaurant sales increase of 11.0% in the first six months of 2015 on fixed operating costs, lower cost of sales (1.0%) due in part to continued improvement in food and cash controls and the closure of 21 underperforming restaurants acquired in 2012 since the beginning of 2014.
Restaurant-Level EBITDA margin for our 2014 and 2015 acquired restaurants was lower in the first six months of 2015 than our other restaurants due primarily to the effect of lower average restaurant sales volumes on rent and other fixed operating costs, higher costs of sales, as a percentage of restaurant sales, of 28.9% and higher repairs and maintenance expenses related to deferred maintenance prior to our ownership.
General and Administrative Expenses. General and administrative expenses increased $5.6 million in the first six months of 2015 to $24.5 million and, as a percentage of total restaurant sales, was 5.9% in both 2015 and 2014. The increase in general and administrative expenses was due primarily to a $3.1 million increase in administrative bonus accruals in addition to additional district manager salaries, travel costs and restaurant manager training costs related to the 2014 and 2015 acquisitions.
Adjusted EBITDA. As a result of the factors above Adjusted EBITDA increased 109.1% to $31.0 million in the first six months of 2015 from $14.8 million in the first six months of 2014. For a reconciliation between net loss and EBITDA and Adjusted EBITDA see page 26.

Depreciation and Amortization. Depreciation and amortization expense increased to $19.8 million in the first six months of 2015 from $17.8 million in the first six months of 2014 due primarily to the 127 restaurants acquired since the beginning of the second quarter of 2014, as well as restaurant remodeling initiatives in 2014 and 2015.
Impairment and Other Lease Charges. Impairment and other lease charges were $2.3 million in the first six months of 2015 and were comprised of other lease charges of $1.5 million associated with the closure of 10 restaurants and asset impairment charges of $0.8 million, including $0.6 million of capital expenditures at previously impaired restaurants.
Interest Expense. Total interest expense was $9.5 million in the first six months of 2015 and $9.4 million in the first six months of 2014. The weighted average interest rate on our long-term debt, excluding lease financing obligations, decreased to 10.04% in the first six months of 2015 compared to 11.21% in the first six months of 2014.
Benefit for Income Taxes. Due to the valuation allowance on all of our deferred income tax assets discussed above, we did not record any benefit for income taxes in the first six months of 2015. The benefit for income taxes for the first six months of 2014 was derived using an estimated effective annual income tax rate for all of 2014 of 33.9% . In the fourth quarter of 2014, we recorded a valuation allowance on our all of our deferred income tax assets.
Loss on Extinguishment of Debt. A loss on extinguishment of debt of $12.6 million was recorded in the first six months of 2015 in connection with the refinancing of our 11.25% Notes in the second quarter of 2015. The loss on extinguishment of debt included the tender and redemption premium and other transaction costs associated with the repurchase and redemption of the 11.25% Notes of approximately $9.8 million and the write-off of $2.8 million of previously deferred financing costs related to the 11.25% Notes.
Net Loss. As a result of the foregoing, net loss for the first six months of 2015 was $14.3 million, or $0.41 per diluted share, compared to a net loss in the first six months of 2014 of $9.4 million, or $0.35 per diluted share.

Reconciliations of EBITDA and Adjusted EBITDA to net loss and Restaurant-Level EBITDA to income (loss) from operations are as follows:

	Three Months Ended		Six Months Ended
Reconciliation of EBITDA and Adjusted EBITDA:	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Net loss	$(4,977)	$(1,932)	$(14,253)	$(9,361)
Benefit for income taxes	—	(1,165)	—	(4,923)
Interest expense	4,700	4,694	9,514	9,397
Depreciation and amortization	9,793	9,045	19,798	17,803
EBITDA	9,516	10,642	15,059	12,916
Impairment and other lease charges	706	429	2,336	1,049
Acquisition and integration costs (1)	49	152	260	274
Stock-based compensation expense	363	291	704	587
Loss on extinguishment of debt	12,635	—	12,635	—
Adjusted EBITDA	$23,269	$11,514	$30,994	$14,826

Reconciliation of Restaurant-Level EBITDA:
Restaurant-Level EBITDA	$35,594	$19,721	$54,403	$32,882
Less:
General and administrative expenses	12,903	8,625	24,499	18,892
Depreciation and amortization	9,793	9,045	19,798	17,803
Impairment and other lease charges	706	429	2,336	1,049
Other expense (income)	(166)	25	(126)	25
Income (loss) from operations	$12,358	$1,597	$7,896	$(4,887)

(1)	Acquisition and integration costs for the periods presented include primarily legal and professional fees incurred in connection with the 2014 and 2015 acquisitions.
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

On April 29, 2015, we issued $200 million of 8% Notes and used a portion of the proceeds to repurchase all of the 11.25% Notes tendered pursuant to a cash tender offer and the related consent solicitation (or through a redemption, repurchase or retirement of any such 11.25% Notes that were not purchased in the tender offer) and to pay related fees and expenses. We are using the net proceeds from the sale of the 8% Notes of approximately $35.3 million for working capital and general corporate purposes, including potential acquisitions and capital expenditures to remodel restaurants.

On April 29, 2015, we entered into an amendment to our senior credit facility to increase aggregate revolving credit borrowings by $10.0 million to $30.0 million (including an increase of $5.0 million to $20.0 million available for letters of credit). The amended senior credit facility has a five-year maturity, permits potential incremental increases in revolving credit borrowings of up to $25.0 million, subject to approval by the lenders, amends certain financial ratios which we must maintain and reduces the interest rate for revolving credit borrowings to, at our option, (i) the alternate base rate plus the applicable margin of 2.0% to 2.75% based on our total lease adjusted leverage ratio, or (ii) the LIBOR rate plus the applicable margin of 3.0% to 3.75% based on our total lease adjusted leverage ratio (all as defined under the amended senior credit facility). At June 28, 2015 our LIBOR rate margin was 3.50% based on our Adjusted Leverage Ratio at that date.
Interest payments under our debt obligations, capital expenditures, including our commitments to BKC to remodel restaurants in 2015, payments of royalties and advertising to BKC and payments related to our lease obligations represent significant liquidity requirements for us as well as any discretionary expenditures for the acquisition of additional Burger King® restaurants. We believe that cash generated from the sale of the 8% Notes on April 29, 2015, cash generated from our operations and availability of revolving credit borrowings under our senior credit facility will provide sufficient cash availability to cover our anticipated working capital needs, capital expenditures and debt service requirements for the next twelve months.
Operating Activities. Net cash provided from operating activities in the first six months of 2015 increased to $30.0 million from a use of cash for operating activities of $1.9 million in the first six months of 2014. The increase was due primarily to an increase in cash from changes in the components of net working capital of $15.7 million and an increase in Adjusted EBITDA of $16.2 million.
Investing Activities. Net cash used for investing activities in the first six months of 2015 and 2014 was $24.8 million and $17.3 million, respectively.
Capital expenditures are a large component of our investing activities and include: (1) new restaurant development, which may include the purchase of real estate; (2) restaurant remodeling, which includes the renovation or rebuilding of the interior and exterior of our existing restaurants, including expenditures associated with our commitments to BKC to remodel restaurants to the 20/20 image and franchise agreement renewals; (3) other restaurant capital expenditures, which include capital maintenance expenditures for the ongoing reinvestment and enhancement of our restaurants including expenditures, from time to time, to support BKC’s initiatives; and (4) corporate and restaurant information systems, including expenditures for our point-of-sale software for restaurants that we acquire.

The following table sets forth our capital expenditures for the periods presented (in thousands):

Six Months Ended June 28, 2015
New restaurant development	$19
Restaurant remodeling	19,689
Other restaurant capital expenditures	4,632
Corporate and restaurant information systems	1,308
Total capital expenditures	$25,648
Number of new restaurant openings	—
Six Months Ended June 29, 2014
New restaurant development	$1,614
Restaurant remodeling	13,392
Other restaurant capital expenditures	2,723
Corporate and restaurant information systems	925
Total capital expenditures	$18,654
Number of new restaurant openings (1)	1
  ____________
(1)Represents a restaurant which was relocated within the same market area under a new franchise agreement.
Investing activities in the first six months of 2015 also included $2.0 million for the purchase of two leased restaurant properties that were subsequently sold in sale-leaseback transactions in the first six months of 2015. Total net proceeds from sale-leaseback transactions of three restaurant properties in the first six months of 2015 were $3.1 million.
Financing Activities. Net cash provided by financing activities in the first six months of 2015 was $34.5 million due primarily to the refinancing in the second quarter discussed above. Net cash provided by financing activities in the first six months of 2014 was $66.8 million due primarily to a public offering of our common stock completed in the second quarter of 2014 which generated cash proceeds of $67.3 million, net of related expenses.
8% Senior Secured Second Lien Notes. The 8% Notes mature and are payable on May 1, 2022. Interest is payable semi-annually on May 1 and November 1 commencing November 1, 2015. The 8% Notes are guaranteed jointly and severally by our material subsidiaries and are secured by second-priority liens on substantially all of our and our subsidiaries' assets (including a pledge of all of the capital stock and equity interests of our subsidiaries).
The 8% Notes are redeemable at our option in whole or in part at any time after May 1, 2018 at a price of 104% of the principal amount plus accrued and unpaid interest, if any, if redeemed before May 1, 2019, 102% of the principal amount plus accrued and unpaid interest, if any, if redeemed after May 1, 2019 but before May 1, 2020 and 100% of the principal amount plus accrued and unpaid interest, if any, if redeemed after May 1, 2020. Prior to May 1, 2018, we may redeem some or all of the 8% Notes at a redemption price of 100% of the principal amount of each New Note plus accrued and unpaid interest, if any, and a make-whole premium. In addition, the indenture governing the 8% Notes also provides that we may redeem up to 35% of the 8% Notes using the proceeds of certain equity offerings completed before May 1, 2018.
The 8% Notes are jointly and severally guaranteed, unconditionally and in full by our material subsidiaries which are directly or indirectly 100% owned by us. Separate condensed consolidating information is not included because Carrols Restaurant Group is a holding company that has no independent assets or operations. There are no significant restrictions on our ability or any of the guarantor subsidiaries' ability to obtain funds from its respective subsidiaries. All consolidated amounts in our financial statements are representative of the combined guarantors.
The indenture governing the 8% Notes includes certain covenants, including limitations and restrictions on our and our subsidiaries who are guarantors under such indenture to, among other things: incur indebtedness or issue preferred stock; incur liens; pay dividends or make distributions in respect of capital stock or make certain other restricted payments or investments; sell assets; agree to payment restrictions affecting certain subsidiaries; enter into transaction with affiliates; or merge, consolidate or sell substantially all of our assets.
The indenture governing the 8% Notes and the security agreement provide that any capital stock and equity interests of any of our subsidiaries will be excluded from the collateral to the extent that the par value, book value or market value of such capital stock or equity interests exceeds 20% of the aggregate principal amount of the 8% Notes then outstanding.
The indenture governing the 8% Notes contains customary default provisions, including without limitation, a cross default provision pursuant to which it is an event of default under the 8% Notes and the indenture governing the 8% Notes if there is a default under any of our indebtedness having an outstanding principal amount of $20.0 million or more which results in the acceleration of such indebtedness prior to its stated maturity or is caused by a failure to pay principal when due. We were in compliance as of June 28, 2015 with the restrictive covenants of the indenture governing the 8% Notes.
Senior Credit Facility. Our obligations under the senior credit facility, as amended, are guaranteed by our subsidiaries and are secured by first priority liens on substantially all of our assets and our subsidiaries, including a pledge of all of the capital stock and equity interests of the subsidiaries.
Under the senior credit facility, we will be required to make mandatory prepayments of borrowings in the event of dispositions of assets, debt issuances and insurance and condemnation proceeds (all subject to certain exceptions). The senior credit facility contains certain covenants, including without limitation, those limiting our and our subsidiaries' ability to, among other things, incur indebtedness, incur liens, sell or acquire assets or businesses, change the character of its business in all material respects, engage in transactions with related parties, make certain investments, make certain restricted payments or pay dividends. In addition, the senior credit facility, as amended, requires us to meet certain financial ratios, including the Fixed Charge Coverage Ratio, the Adjusted Leverage Ratio and the First Lien Coverage Ratio, all as defined under the amended senior credit facility. We were in compliance as of June 28, 2015 with the covenants of the amended senior credit facility.
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
At June 28, 2015 there were no revolving credit borrowings outstanding under the senior credit facility. After reserving $12.0 million for letters of credit issued under the senior credit facility for workers’ compensation and other insurance policies, $18.0 million was available for revolving credit borrowings at June 28, 2015.
Contractual Obligations
The following table summarizes our contractual obligations and commitments as of June 28, 2015 (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Long-term debt obligations, including interest (1)	$312,000	$16,000	$32,000	$32,000	$232,000
Capital lease obligations, including interest (2)	9,642	1,807	3,616	3,628	591
Operating lease obligations (3)	626,422	53,716	102,220	94,008	376,478
Lease financing obligations, including interest (4)	2,036	104	211	215	1,506
Total contractual obligations	$950,100	$71,627	$138,047	$129,851	$610,575

(1)	Our long term debt at June 28, 2015 included $200.0 million of 8% Notes. Total interest payments on our 8% Notes of $112.0 million for all years presented are included at the coupon rate of 8%.

(2)	Includes total interest of $1.6 million for all years presented.

(3)
Represents the aggregate minimum lease payments under operating leases. Many of our leases also require contingent rent based on a percentage of sales in addition to the minimum base rent and require expenses incidental to the use of the property all of which have been excluded from this table.

(4)	Includes total interest of $0.8 million for all years presented.
We have not included obligations under our postretirement medical benefit plans in the contractual obligations table as our postretirement plan is not required to be funded in advance, but is funded as retiree medical claims are paid. Also excluded from the contractual obligations table are payments we may make for workers' compensation, general liability and employee medical claims for which we pay all claims, subject to annual stop-loss limitations both for individual claims and claims in the aggregate. The majority of our recorded liabilities related to self-insured employee health and insurance plans represent estimated reserves for incurred claims that have yet to be filed or settled.
Future restaurant remodeling obligations to BKC have also been excluded from the table above as well as contractual obligations related to royalties and advertising payable to BKC.
Long-Term Debt Obligations. Refer to Note 6 of our unaudited consolidated financial statements for details of our long-term debt.
Lease Guarantees. As of June 28, 2015, we are a guarantor under 31 Fiesta Restaurant Group, Inc. ("Fiesta") restaurant property leases, with lease terms expiring on various dates through 2030, and we are the primary lessee on five Fiesta restaurant property leases, which we sublease to Fiesta. We are fully liable for all obligations under the terms of the leases in the event that Fiesta fails to pay any sums due under the lease, subject to indemnification provisions of the separation and distribution agreement entered into in connection with the spin-off of Fiesta.
The maximum potential liability for future rental payments we could be required to make under these leases at June 28, 2015 was $35.2 million. The obligations under these leases will generally continue to decrease over time as these operating leases expire. No payments have been made to date and none are expected to be required to be made in the future. We have not recorded a liability for those guarantees in accordance with ASC 460 - Guarantees as Fiesta has indemnified us for all such obligations and we did not believe it was probable we would be required to perform under any of the guarantees or direct obligations.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements other than our operating leases, which are primarily for our restaurant properties and not recorded on our consolidated balance sheet.
Inflation
The inflationary factors that have historically affected our results of operations include increases in food and paper costs, labor and other operating expenses, the cost of providing medical and prescription drug insurance to our employees and energy costs. Wages paid in our restaurants are impacted by changes in the Federal, state and local hourly minimum wage rates. Accordingly, changes in the Federal, state or local hourly minimum wage rates directly affect our labor costs. We typically attempt to offset the effect of inflation, at least in part, through periodic menu price increases and various cost reduction programs. However, no assurance can be given that we will be able to offset such inflationary cost increases in the future.
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

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes from the information presented in Item 7A included in our Annual Report on Form 10-K for the year ended December 28, 2014 with respect to our market risk sensitive instruments.
A 1% change in interest rates would have resulted in no change to interest expense for the six months ended June 28, 2015 and a nominal change to interest expense for the six months ended June 29, 2014.
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
Evaluation of Disclosure Controls and Procedures. We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 28, 2015.
No change occurred in our internal control over financial reporting during the second quarter of 2015 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1.    Legal Proceedings
Litigation. On August 21, 2012 Alan Vituli, our former chairman and chief executive officer, filed an action in the Superior Court of the State of Delaware against us and Carrols. On October 1, 2013, Mr. Vituli filed an amended and supplemental complaint (the "Amended Complaint") which, among other things, added Fiesta, now an independent public company, but our indirect wholly-owned subsidiary for the time period at issue in the Amended Complaint, as a defendant. The Amended Complaint alleges, among other things, breach of Mr. Vituli's employment agreement with us, fraud, and fraudulent inducement in connection with Mr. Vituli’s departure as chief executive officer, chairman, and director of Carrols Restaurant Group and Carrols and as nonexecutive chairman and director of Fiesta, that he was wrongfully deprived of observer rights on the board of directors of Carrols Restaurant Group after his departure from such board and that he was underpaid a portion of his bonus for fiscal 2011. The relief sought by Mr. Vituli includes damages in excess of $3.55 million in the aggregate, unspecified consequential and punitive damages, attorney’s fees and costs and various requests for declaratory judgment. We filed a Motion for Summary Judgment seeking to dismiss the claims raised by Mr. Vituli, the Court’s decision on our Motion for Summary Judgment dismissed all but two claims, and Fiesta was removed as a defendant. The two remaining claims are the claim of fraudulent inducement in connection with Mr. Vituli’s departure as chief executive officer, chairman, and director of Carrols Restaurant Group and Carrols and as nonexecutive chairman and director of Fiesta and the claim of an additional bonus payment for 2011. We believe that that all of the remaining claims raised by Mr. Vituli are without merit. We will vigorously contest and defend against this action and Mr. Vituli’s claims.
Item 1A. Risk Factors
Part I-Item 1A of Annual Report on Form 10-K for the fiscal year ended December 28, 2014 describes important factors that could materially adversely affect our business, consolidated financial condition or results of operations or cause our operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-Q or presented elsewhere by management from time-to-time. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 28, 2014.
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

CARROLS RESTAURANT GROUP, INC.

Date: August 5, 2015	/s/ Daniel T. Accordino
(Signature)
Daniel T. Accordino Chief Executive Officer

Date: August 5, 2015	/s/ Paul R. Flanders
(Signature)
Paul R. Flanders Vice President – Chief Financial Officer and Treasurer