Form 10-Q
period 2015-09-27
CARROLS RESTAURANT GROUP, INC.
filed 2015-11-04
CIK 809248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 2, 2015, Carrols Restaurant Group, Inc. had 35,508,660 shares of its common stock, $.01 par value, outstanding.

CARROLS RESTAURANT GROUP, INC.
FORM 10-Q
QUARTER ENDED September 27, 2015

PART I—FINANCIAL INFORMATION
ITEM 1—INTERIM CONSOLIDATED FINANCIAL STATEMENTS
CARROLS RESTAURANT GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands of dollars, except share and per share amounts)
(Unaudited)

	September 27, 2015	December 28, 2014
ASSETS
Current assets:
Cash	$71,833	$21,221
Trade and other receivables	5,448	4,034
Inventories	6,698	7,785
Prepaid rent	1,659	3,164
Prepaid expenses and other current assets	5,388	3,009
Refundable income taxes	—	2,416
Deferred income taxes	1,615	1,642
Total current assets	92,641	43,271
Property and equipment, net of accumulated depreciation of $219,623 and $206,448, respectively	188,203	179,383
Franchise rights, net of accumulated amortization of $86,618 and $83,184, respectively (Note 3)	100,045	102,900
Goodwill (Note 3)	18,384	17,793
Franchise agreements, at cost less accumulated amortization of $8,126 and $7,502, respectively	14,887	14,602
Favorable leases, net of accumulated amortization of $1,247 and $841, respectively (Note 3)	4,319	4,725
Deferred financing costs	5,036	3,399
Other assets	1,688	3,324
Total assets	$425,203	$369,397
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt (Note 6)	$1,333	$1,272
Accounts payable	17,163	19,239
Accrued interest	6,891	2,170
Accrued payroll, related taxes and benefits	24,824	17,321
Accrued real estate taxes	5,094	4,908
Other liabilities	14,668	10,273
Total current liabilities	69,973	55,183
Long-term debt, net of current portion (Note 6)	206,393	157,422
Lease financing obligations	1,203	1,202
Deferred income—sale-leaseback of real estate	13,154	15,108
Deferred income taxes	1,615	1,642
Accrued postretirement benefits	3,164	3,121
Unfavorable leases, net of accumulated amortization of $3,226 and $2,240, respectively (Note 3)	12,227	13,027
Other liabilities (Note 5)	16,882	16,157
Total liabilities	324,611	262,862
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, par value $.01; authorized 20,000,000 shares, issued and outstanding—100 shares	—	—
Voting common stock, par value $.01; authorized—100,000,000 shares, issued—35,508,660 and 35,222,667 shares, respectively, and outstanding—35,036,710 and 34,827,240 shares, respectively	350	348
Additional paid-in capital	138,716	137,647
Accumulated deficit	(37,976)	(30,962)
Accumulated other comprehensive loss	(357)	(357)
Treasury stock, at cost	(141)	(141)
Total stockholders’ equity	100,592	106,535
Total liabilities and stockholders’ equity	$425,203	$369,397

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
THREE AND NINE MONTHS ENDED SEPTEMBER 27, 2015 AND SEPTEMBER 28, 2014
(In thousands of dollars, except share and per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Restaurant sales	$217,676	$179,822	$629,948	$499,858
Costs and expenses:
Cost of sales	60,676	55,169	178,022	148,606
Restaurant wages and related expenses	67,116	56,023	197,135	159,764
Restaurant rent expense	14,106	12,205	43,101	35,269
Other restaurant operating expenses	34,261	29,179	100,407	82,264
Advertising expense	8,188	6,794	23,551	20,621
General and administrative (including stock-based compensation expense of $367, $296, $1,071 and $883, respectively)	11,764	10,031	36,263	28,923
Depreciation and amortization	9,418	9,318	29,216	27,121
Impairment and other lease charges (Note 4)	396	773	2,732	1,822
Other expense (income)	—	—	(126)	25
Total operating expenses	205,925	179,492	610,301	504,415
Income (loss) from operations	11,751	330	19,647	(4,557)
Interest expense	4,512	4,683	14,026	14,080
Loss on extinguishment of debt (Note 6)	—	—	12,635	—
Income (loss) before income taxes	7,239	(4,353)	(7,014)	(18,637)
Benefit for income taxes (Note 7)	—	(2,632)	—	(7,555)
Net income (loss)	$7,239	$(1,721)	$(7,014)	$(11,082)

Basic and diluted net income (loss) per share (Note 11):	$0.16	$(0.05)	$(0.20)	$(0.37)
Shares used in computing net income (loss) per share:
Basic weighted average common shares outstanding (Note 11)	35,009,656	34,797,490	34,930,326	29,571,846
Diluted weighted average common shares outstanding (Note 11)	44,678,514	34,797,490	34,930,326	29,571,846
Other comprehensive income (loss), net of tax:
Net income (loss)	$7,239	$(1,721)	$(7,014)	$(11,082)
Other comprehensive income (loss)	—	—	—	—
Comprehensive income (loss)	$7,239	$(1,721)	$(7,014)	$(11,082)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 27, 2015 AND SEPTEMBER 28, 2014
(In thousands of dollars)
(Unaudited)

	Nine Months Ended
	September 27, 2015	September 28, 2014
Cash flows provided from operating activities:
Net loss	$(7,014)	$(11,082)
Adjustments to reconcile net loss to net cash provided from operating activities:
Loss on disposals of property and equipment	252	321
Stock-based compensation	1,071	883
Impairment and other lease charges	2,732	1,822
Depreciation and amortization	29,216	27,121
Amortization of deferred financing costs	663	754
Amortization of deferred gains from sale-leaseback transactions	(1,953)	(1,345)
Deferred income taxes	—	(7,774)
Change in refundable income taxes	2,416	177
Loss on extinguishment of debt	12,635	—
Changes in other operating assets and liabilities	15,567	53
Net cash provided from operating activities	55,585	10,930
Cash flows used for investing activities:
Capital expenditures:
New restaurant development	(556)	(1,661)
Restaurant remodeling	(27,807)	(23,345)
Other restaurant capital expenditures	(7,367)	(4,533)
Corporate and restaurant information systems	(1,801)	(3,173)
Total capital expenditures	(37,531)	(32,712)
Acquisition of restaurants, net of cash acquired	(1,657)	(13,021)
Proceeds from sale of other assets	534	54
Properties purchased for sale-leaseback	(3,575)	(3,412)
Proceeds from sale-leaseback transactions	3,136	6,604
Net cash used for investing activities	(39,093)	(42,487)
Cash flows provided from financing activities:
Proceeds from issuance of 8% senior secured second lien notes	200,000	—
Redemption of 11.25% senior secured second lien notes	(159,771)	—
Borrowings under senior credit facility	—	32,750
Repayments under senior credit facility	—	(32,750)
Proceeds from public stock offering, net of expenses	—	67,327
Principal payments on capital leases	(945)	(756)
Financing costs associated with issuance of debt	(5,164)	(7)
Net cash provided from financing activities	34,120	66,564
Net increase in cash	50,612	35,007
Cash, beginning of period	21,221	8,302
Cash, end of period	$71,833	$43,309
Supplemental disclosures:
Interest paid on long-term debt	$8,565	$9,019
Interest paid on lease financing obligations	$77	$77
Accruals for capital expenditures	$3,084	$2,514
Income taxes refunded	$2,416	$41
Non-cash reduction of capital lease assets and obligation	$—	$1,055

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars except share and per share amounts)

1. Basis of Presentation
Business Description. At September 27, 2015 Carrols Restaurant Group, Inc. ("Carrols Restaurant Group") operated, as franchisee, 660 restaurants under the trade name “Burger King®” in 15 Northeastern, Midwestern and Southeastern states.
Basis of Consolidation. Carrols Restaurant Group is a holding company and conducts all of its operations through Carrols Corporation (“Carrols”) and its wholly-owned subsidiary, Carrols LLC, a Delaware limited liability company. The unaudited consolidated financial statements presented herein include the accounts of Carrols Restaurant Group and its wholly-owned subsidiary Carrols.
Unless the context otherwise requires, Carrols Restaurant Group, Carrols and Carrols LLC are collectively referred to as the “Company.” All intercompany transactions have been eliminated in consolidation.
Fiscal Year. The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. The fiscal year ended December 28, 2014 contained 52 weeks. The three and nine months ended September 27, 2015 and September 28, 2014 each contained thirteen and thirty-nine weeks, respectively. The 2015 fiscal year will end January 3, 2016 and will contain 53 weeks.
Basis of Presentation. The accompanying unaudited consolidated financial statements for the three and nine months ended September 27, 2015 and September 28, 2014 have been prepared without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission and do not include certain of the information and the footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of such unaudited consolidated financial statements have been included. The results of operations for the three and nine months ended September 27, 2015 and September 28, 2014 are not necessarily indicative of the results to be expected for the full year.
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
Fair Value of Financial Instruments. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. In determining fair value, the accounting standards establish a three level hierarchy for inputs used in measuring fair value as follows: Level 1 inputs are quoted prices in active markets for identical assets or liabilities; Level 2 inputs are observable for the asset or liability, either directly or indirectly, including quoted prices in active markets for similar assets or liabilities; and Level 3 inputs are unobservable and reflect the Company's own assumptions. Financial instruments include cash,

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars except share and per share amounts)

accounts receivable, accounts payable and long-term debt. The carrying amounts of cash, accounts receivable and accounts payable approximate fair value because of the short-term nature of these financial instruments. The fair value of the Carrols Restaurant Group 8% Senior Secured Second Lien Notes due 2022 is based on a recent trading value, which is considered Level 2, and at September 27, 2015 was approximately $211.8 million.
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
Recently Issued Accounting Pronouncements. In September 2015, the FASB issued ASU No. 2015-16 Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. These amendments require the acquirer to record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting for the acquisition activity had been completed at the acquisition date. The amendments also require an entity to separately present or disclose the portion of the amount recorded in the current-period earnings, by line item, that would have been reflected in previous reporting periods. This amendment is effective for fiscal years beginning after December 15, 2015, with early adoption permitted. The Company will implement this guidance in fiscal 2016.
In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This ASU requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying value of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this ASU. The amendments in this ASU are effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted. Deferred financing costs that will be presented as a reduction from the carrying value of The Company's outstanding debt upon adoption were $4.7 million at September 27, 2015.
In April 2015, the FASB issued ASU No. 2015-05, Intangibles-Goodwill and Other-Internal Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which provides guidance to customers for accounting for fees in a cloud computing arrangement. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. ASU 2015-05 is effective for annual and interim periods beginning after December 15, 2015 with early adoption permitted. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars except share and per share amounts)

2. Acquisitions
Since the beginning of the first quarter of 2014, the Company has acquired an aggregate of 132 restaurants from other franchisees, which we refer to as the "2014 and 2015 acquired restaurants", in the following transactions:

Closing Date	Number of Restaurants	Purchase Price		Market Location
April 30, 2014	4	$681		Fort Wayne, Indiana
June 30, 2014	4	3,819	(1)	Pittsburgh, Pennsylvania
July 22, 2014	21	8,609		Rochester, New York and Southern Tier of Western New York
October 8, 2014	30	20,330	(1)	Wilmington and Greenville, North Carolina
November 4, 2014	64	18,761	(2)	Nashville, Tennessee; Indiana and Illinois
March 31, 2015	4	794		Northern Vermont
August 4, 2015	5	663		South Carolina
	132	$53,657

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

The consolidated statements of operations include restaurant sales related to the 2014 and 2015 acquisitions for the three and nine months ended September 27, 2015 of $39.4 million and $110.8 million, respectively, and for the three and nine months ended September 28, 2014 of $7.8 million and $8.6 million, respectively. It is impracticable to disclose net earnings for the post-acquisition periods as net earnings of these restaurants were not tracked on a collective basis due to the integration of administrative functions, including field supervision.
The pro forma impact for the 2014 and 2015 acquisitions on the results of operations for the three and nine months ended September 28, 2014 and September 27, 2015 is included below. The pro forma results of operations are not necessarily indicative of the results that would have occurred had the 2014 and 2015 acquisitions been consummated at the beginning of the periods presented, nor are they necessarily indicative of any future consolidated operating results. The following table summarizes the Company's unaudited pro forma operating results:

	Three Months Ended		Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Restaurant sales	$218,154	$209,996	$634,061	$600,197
Net income (loss)	$7,319	$(814)	$(6,669)	$(8,011)
Basic and diluted net income (loss) per share	$0.16	$(0.02)	$(0.19)	$(0.27)
This pro forma financial information does not give effect to any anticipated synergies, operating efficiencies or cost savings or any transaction costs related to the 2014 and 2015 acquired restaurants.
On October 1, 2015, the Company completed the acquisition of five restaurants in Ohio and West Virginia for a purchase price of $5.0 million, including one fee-owned property, and on October 20, 2015 the Company completed the acquisition of one restaurant in Michigan for a purchase price of $0.7 million.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars except share and per share amounts)

3. Intangible Assets
Goodwill. The Company is required to review goodwill for impairment annually, or more frequently, when events and circumstances indicate that the carrying amount may be impaired. If the determined fair value of goodwill is less than the related carrying amount, an impairment loss is recognized. The Company performs its annual impairment assessment as of the last day of its fiscal year and does not believe circumstances have changed since the last assessment date which would make it necessary to reassess its value. There were no goodwill impairment losses during the three and nine months ended September 27, 2015 and September 28, 2014. The change in goodwill for the nine months ended September 27, 2015 is summarized below:

Balance at December 28, 2014	$17,793
Acquisition of nine restaurants (Note 2)	591
Balance at September 27, 2015	$18,384
Franchise Rights. Amounts allocated to franchise rights for each acquisition of Burger King restaurants are amortized using the straight-line method over the average remaining term of the acquired franchise agreements plus one twenty-year renewal period.
The Company assesses the potential impairment of franchise rights whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If an indicator of impairment exists, an estimate of the aggregate undiscounted cash flows from the acquired restaurants is compared to the respective carrying value of franchise rights for each acquisition. If an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value. No impairment charges were recorded related to the Company’s franchise rights for the three and nine months ended September 27, 2015 or September 28, 2014. The change in franchise rights for the nine months ended September 27, 2015 is summarized below:

Balance at December 28, 2014	$102,900
Acquisition of nine restaurants (Note 2)	579
Amortization expense	(3,434)
Balance at September 27, 2015	$100,045
Amortization expense related to franchise rights was $1.2 million and $1.1 million for the three months ended September 27, 2015 and September 28, 2014, respectively, and $3.4 million and $3.2 million for the nine months ended September 27, 2015 and September 28, 2014, respectively. The Company expects annual amortization expense to be $4.7 million in 2015 and in each of the following five years.
Favorable and Unfavorable Leases. Amounts allocated to favorable and unfavorable leases are being amortized using the straight-line method over the remaining terms of the underlying lease agreements as a net reduction of restaurant rent expense. Additions to unfavorable leases from the 2015 acquisitions referenced in Note 2 totaled $0.2 million for the three and nine months ended September 27, 2015.
The net reduction of rent expense related to the amortization of favorable and unfavorable leases was $0.2 million for both the three months ended September 27, 2015 and September 28, 2014, and was $0.6 million and $0.5 million for the nine months ended September 27, 2015 and September 28, 2014, respectively. The Company expects the net annual reduction of rent expense to be $0.8 million for all of 2015 and 2016, $0.7 million in 2017 and 2018 and $0.6 million in 2019 and 2020.

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
 During the three months ended September 27, 2015, the Company recorded asset impairment charges of $0.4 million, resulting primarily from capital expenditures at previously impaired restaurants. During the nine months ended September 27, 2015, the Company recorded other lease charges of $1.5 million associated with the closure of ten of the Company's restaurants and asset impairment charges of $1.2 million, including $1.0 million of capital expenditures at previously impaired restaurants.
During the three months ended September 28, 2014, the Company recorded impairment and other lease charges of $0.8 million consisting of asset impairment charges of $0.4 million due primarily to capital expenditures at previously impaired restaurants and other lease charges of $0.3 million associated with the closure of two of the Company's restaurants. During the nine months ended September 28, 2014, the Company recorded other lease charges of $0.8 million associated with the closure of three of the Company's restaurants, including $0.1 million to terminate an operating lease, and asset impairment charges of $1.0 million consisting of approximately $0.6 million of capital expenditures at previously impaired restaurants and approximately $0.5 million related to initial impairment charges for five underperforming restaurants.
The following table presents the activity in the accrual for closed restaurant locations:

	Nine Months Ended	Year Ended
	September 27, 2015	December 28, 2014
Balance, beginning of the period	$1,721	$1,466
Provisions for restaurant closures	1,472	724
Changes in estimates of accrued costs	(45)	87
Payments, net	(1,003)	(721)
Other adjustments, including the effect of discounting future obligations	157	165
Balance, end of the period	$2,302	$1,721

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars except share and per share amounts)

5. Other Liabilities, Long-Term
Other liabilities, long-term, at September 27, 2015 and December 28, 2014 consisted of the following:

	September 27, 2015	December 28, 2014
Accrued occupancy costs	$10,195	$9,287
Accrued workers’ compensation and general liability claims	3,517	3,211
Deferred compensation	885	567
Long-term obligation to BKC for right of first refusal	378	939
Other	1,907	2,153
	$16,882	$16,157
Accrued occupancy costs above include long-term obligations pertaining to closed restaurant locations, contingent rent, and accruals to expense operating lease rental payments on a straight-line basis over the lease term.
6. Long-term Debt
Long-term debt at September 27, 2015 and December 28, 2014 consisted of the following:

	September 27, 2015	December 28, 2014
Collateralized:
Carrols Restaurant Group 8% Senior Secured Second Lien Notes	$200,000	$—
Carrols Restaurant Group 11.25% Senior Secured Second Lien Notes	—	150,000
Capital leases	7,726	8,694
	207,726	158,694
Less: current portion	(1,333)	(1,272)
	$206,393	$157,422
On April 29, 2015, the Company issued $200.0 million of 8% Senior Secured Second Lien Notes due 2022 (the "8% Notes") pursuant to an indenture dated as of April 29, 2015 governing such notes. In connection with the issuance of the 8% Notes, on April 15, 2015 the Company commenced a cash tender offer to purchase or redeem its outstanding $150.0 million aggregate principal amount of 11.25% Senior Secured Second Lien Notes (the "11.25% Notes"). The tender and redemption premium associated with the repurchase and redemption of the 11.25% Notes and other transactions costs of approximately $9.8 million and the write-off of $2.8 million of previously deferred financing costs related to the 11.25% Notes are reflected as loss on extinguishment of debt in the nine months ended September 27, 2015.
8% Notes. The 8% Notes mature and are payable on May 1, 2022. Interest is payable semi-annually on May 1 and November 1 commencing November 1, 2015. The 8% Notes are guaranteed by the Company's subsidiaries and are secured by second-priority liens on substantially all of the Company's and its subsidiaries' assets (including a pledge of all of the capital stock and equity interests of its subsidiaries).
The 8% Notes are redeemable at the option of the Company in whole or in part at any time after May 1, 2018 at a price of 104% of the principal amount plus accrued and unpaid interest, if any, if redeemed before May 1, 2019, 102% of the principal amount plus accrued and unpaid interest, if any, if redeemed after May 1, 2019 but before May 1, 2020 and 100% of the principal amount plus accrued and unpaid interest, if any, if redeemed after May 1, 2020. Prior to May 1, 2018, the Company may redeem some or all of the 8% Notes at a redemption price of 100% of the principal amount of each note plus accrued and unpaid interest, if any, and a make-whole premium. In addition, the indenture governing the 8% Notes also provides that the Company may redeem up to 35% of the 8% Notes using the proceeds of certain equity offerings completed before May 15, 2018.

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
The Company's senior credit facility, as amended, provides for aggregate revolving credit borrowings of up to $30.0 million (including $20.0 million available for letters of credit) and matures on April 29, 2020. The senior credit facility, as amended, also provides for potential incremental borrowing increases of up to $25.0 million, in the aggregate. At September 27, 2015, there were no revolving credit borrowings outstanding under the senior credit facility.
Effective on April 29, 2015, borrowings under the senior credit facility bear interest at a rate per annum, at the Company’s option, of:
(i) the Alternate Base Rate plus the applicable margin of 2.00% to 2.75% based on the Company’s Adjusted Leverage Ratio, or
(ii) the LIBOR Rate plus the applicable margin of 3.00% to 3.75% based on the Company’s Adjusted Leverage Ratio.
At September 27, 2015 the Company's LIBOR rate margin was 3.50% based on the Company's Adjusted Leverage Ratio at that date.
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
The senior credit facility contains certain covenants, including without limitation, those limiting the Company’s and its subsidiaries' ability to, among other things, incur indebtedness, incur liens, sell or acquire assets or businesses,

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars except share and per share amounts)

change the character of its business in all material respects, engage in transactions with related parties, make certain investments, make certain restricted payments or pay dividends. In addition, the senior credit facility requires the Company to meet certain financial ratios, including a Fixed Charge Coverage Ratio, Adjusted Leverage Ratio and First Lien Leverage Ratio (all as defined under the amended senior credit facility). The Company was in compliance with the covenants under its senior credit facility at September 27, 2015.
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
After reserving $12.0 million for letters of credit issued under the senior credit facility for workers’ compensation and other insurance policies, $18.0 million was available for revolving credit borrowings under the senior credit facility at September 27, 2015.
7. Income Taxes
The benefit for income taxes for the three and nine months ended September 27, 2015 and September 28, 2014 was comprised of the following:

	Three Months Ended		Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Current	$—	$—	$—	$219
Deferred	1,989	(2,632)	(4,210)	(7,774)
Valuation allowance	(1,989)	—	$4,210	$—
	$—	$(2,632)	$—	$(7,555)
The benefit for income taxes for the three and nine months ended September 28, 2014 was derived using an estimated effective annual income tax rate for 2014 of 37.5%, which excluded any discrete tax adjustments.
The Company performed an assessment of positive and negative evidence regarding the realization of its deferred income tax assets at December 28, 2014 as required by ASC 740. Under ASC 740, the weight given to negative and positive evidence is commensurate only to the extent that such evidence can be objectively verified. ASC 740 also prescribes that objective historical evidence, in particular the Company’s three-year cumulative loss position at December 28, 2014, be given greater weight than subjective evidence, including the Company’s forecasts of future taxable income, which include assumptions that cannot be objectively verified. The Company determined, based on the required weight of that evidence under ASC 740, that a valuation allowance was needed for all of its net deferred income tax assets at December 28, 2014. As a result, the Company recorded a valuation reserve of $24.3 million in the fourth quarter of 2014. Consequently,  the Company recorded no expense or benefit from income taxes in the three months and nine months ended September 27, 2015.
The Company decreased its valuation reserve by $1.9 million in the three months ended September 27, 2015 and increased its valuation reserve by $4.3 million in the nine months ended September 27, 2015 for changes in the net deferred income tax assets recognized in the respective periods. At September 27, 2015, the Company's valuation allowance on all its net deferred tax assets was $31.7 million.
The Company's net deferred tax assets at September 27, 2015 included $3.4 million related to certain state net operating loss carryforwards, of which the most significant states begin to expire in 2025. The Company's federal net operating loss carryforwards expire beginning in 2033. As of September 27, 2015, the Company had federal net operating loss carryforwards of approximately $36.5 million.

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
The Company's policy is to recognize interest and/or penalties related to uncertain tax positions in income tax expense. At September 27, 2015 and December 28, 2014, the Company had no unrecognized tax benefits and no accrued interest related to uncertain tax positions. The tax years 2012 - 2014 remain open to examination by the major taxing jurisdictions to which the Company is subject. In 2014, the Company concluded an examination of its consolidated federal income tax return for the tax years 2009 through 2012. Although it is not reasonably possible to estimate the amount by which unrecognized tax benefits may increase within the next twelve months due to the uncertainties regarding the timing of any examinations, the Company does not expect unrecognized tax benefits to significantly change in the next twelve months.
8. Stock-Based Compensation
Stock-based compensation expense in the three months ended September 27, 2015 and September 28, 2014 was $0.4 million and $0.3 million, respectively, and for the nine months ended September 27, 2015 and September 28, 2014 was $1.1 million and $0.9 million, respectively. As of September 27, 2015, the total unrecognized stock-based compensation expense relating to non-vested shares was approximately $2.9 million, which the Company expects to recognize over a remaining weighted average vesting period for non-vested shares of 2.6 years. The Company expects to record an additional $0.4 million as compensation expense for the remainder of 2015.
A summary of all non-vested shares activity for the nine months ended September 27, 2015 was as follows:

	Shares	Weighted Average Grant Date Price
Non-vested at December 28, 2014	395,427	$6.68
Granted	295,741	7.89
Vested	(209,470)	7.28
Forfeited	(9,748)	6.21
Non-vested at September 27, 2015	471,950	7.39
The fair value of the non-vested shares is based on the closing price on the date of grant.
9. Commitments and Contingencies
Lease Guarantees. Fiesta Restaurant Group, Inc. ("Fiesta"), a former wholly-owned subsidiary of the Company, was spun-off in 2012 to the Company's stockholders. As of September 27, 2015, the Company is a guarantor under 31 Fiesta restaurant property leases, with lease terms expiring on various dates through 2030, and is the primary lessee on five Fiesta restaurant property leases, which it subleases to Fiesta. The Company is fully liable for all obligations under the terms of the leases in the event that Fiesta fails to pay any sums due under the lease, subject to indemnification provisions of the Separation and Distribution Agreement entered into in connection with the spin-off of Fiesta.
The maximum potential amount of future undiscounted rental payments the Company could be required to make under these leases at September 27, 2015 was $34.0 million. The obligations under these leases will generally continue to decrease over time as these operating leases expire. No payments related to these guarantees have been made by the Company to date and none are expected to be required to be made in the future. The Company has not recorded a liability for these guarantees in accordance with ASC 460 - Guarantees as Fiesta has indemnified the Company for all such obligations and the Company did not believe it was probable it would be required to perform under any of the guarantees or direct obligations.

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
10. Transactions with Related Parties
In 2012, the Company issued to Burger King Corporation ("BKC") 100 shares of Series A Convertible Preferred Stock which is convertible into 9,414,580 shares of Carrols Restaurant Group Common Stock, which currently constitutes approximately 21.0% of the outstanding shares of the Company's common stock on a fully diluted basis. Pursuant to the terms of the Series A Convertible Preferred Stock, BKC has two representatives on the Company's board of directors.
Each of the Company's restaurants operates under a separate franchise agreement with BKC. These franchise agreements generally provide for an initial term of twenty years and currently have an initial franchise fee of fifty thousand dollars. Any franchise agreement, including renewals, can be extended at the Company's discretion for an additional 20 year term, with BKC's approval, provided that, among other things, the restaurant meets the current Burger King image standard and the Company is not in default under terms of the franchise agreement. In addition to the initial franchise fee, the Company generally pays BKC a monthly royalty at a rate of 4.5% of sales. Royalty expense was $9.2 million and $7.6 million in the three months ended September 27, 2015 and September 28, 2014, respectively and was $26.5 million and $21.0 million in the nine months ended September 27, 2015 and September 28, 2014, respectively.
The Company is also generally required to contribute 4% of restaurant sales from its Burger King restaurants to an advertising fund utilized by BKC for its advertising, promotional programs and public relations activities, and additional amounts for participation in local advertising campaigns in markets that approve such additional spending. Advertising expense related to BKC was $8.1 million and $6.8 million in the three months ended September 27, 2015 and September 28, 2014, respectively, and was $23.5 million and $20.3 million in the nine months ended September 27, 2015 and September 28, 2014, respectively.
As of September 27, 2015, the Company leased 290 of its restaurant locations from BKC and for 164 of these locations the terms and conditions of the lease with BKC are identical to those between BKC and the third-party lessor. Aggregate rent under these BKC leases for the three months ended September 27, 2015 and September 28, 2014 was $7.0 million and $6.7 million, respectively, and was $21.4 million and $19.6 million for the nine months ended September 27, 2015 and September 28, 2014, respectively.
The Company believes the related party lease terms have not been significantly affected by the fact that the Company and BKC are deemed related parties.
As of September 27, 2015, the Company owed BKC $1.1 million associated with its purchase of BKC's right of first refusal in 20 states as part of the acquisition of restaurants from BKC in 2012 and $5.7 million related to the payment of advertising, royalties and rent, which is remitted on a monthly basis.
11. Net Income (Loss) per Share
The Company applies the two-class method to calculate and present net income (loss) per share. The Company's non-vested share awards and Series A Convertible Preferred Stock issued to BKC contain non-forfeitable rights to dividends and are considered participating securities for purposes of computing net loss per share pursuant to the two-class method. Under the two-class method, net earnings are reduced by the amount of dividends declared (whether paid or unpaid) and the remaining undistributed earnings are then allocated to common stock and participating securities, based on their respective rights to receive dividends. As the Company incurred net losses for the nine months ended September 27, 2015 and September 28, 2014 and the three months ended September 28, 2014 and those losses are not allocated to the participating securities under the two-class method, such method is not applicable for the aforementioned reporting periods.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars except share and per share amounts)

Basic net income (loss) per share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding for the reporting period. Diluted net income (loss) per share reflects additional shares of common stock outstanding, where applicable, calculated using the treasury stock method or the two-class method.
The following table sets forth the calculation of basic and diluted net income (loss) per share:

	Three Months Ended		Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Basic net income (loss) per share:
Net income (loss)	$7,239	$(1,721)	$(7,014)	$(11,082)
Less: Income attributable to non-vested restricted shares	(80)	—	—	—
Less: Income attributable to preferred stock	(1,517)	—	—	—
Net income available to common stockholders	$5,642	$(1,721)	$(7,014)	$(11,082)
Weighted average common shares outstanding	35,009,656	34,797,490	34,930,326	29,571,846
Basic net income (loss) per share	$0.16	$(0.05)	$(0.20)	$(0.37)
Diluted net income (loss) per share:
Shares used in computed basic net income (loss) per share	35,009,656	34,797,490	34,930,326	29,571,846
Dilutive effect of preferred stock and non-vested shares	9,668,858	—	—	—
Shares used in computed diluted net income (loss) per share	44,678,514	34,797,490	34,930,326	29,571,846
Diluted net income (loss) per share	$0.16	$(0.05)	$(0.20)	$(0.37)
Shares excluded from diluted net income (loss) per share computation (1)	—	9,813,285	9,886,530	9,813,285

(1)	Shares issuable upon conversion of preferred stock and non-vested shares were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive.

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
We use a 52-53 week fiscal year ending on the Sunday closest to December 31. The fiscal year ended December 28, 2014 contained 52 weeks and the three and nine months ended September 27, 2015 and September 28, 2014 each contained thirteen and thirty-nine weeks, respectively. The current fiscal year will end January 3, 2016 and will contain 53 weeks.
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
Results of Operations—an analysis of our results of operations for the three and nine months ended September 27, 2015 compared to the three and nine months ended September 28, 2014 including a review of material items and known trends and uncertainties.
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

Company Overview
We are one of the largest restaurant companies in the United States and have been operating restaurants for more than 55 years. We are the largest Burger King® franchisee in the United States, based on number of restaurants, and have operated Burger King restaurants since 1976. As of September 27, 2015, we operated 660 Burger King restaurants in 15 states. In the first nine months of 2015 we acquired four restaurants in Northern Vermont and five restaurants in South Carolina and during the year ended December 28, 2014 we acquired 123 Burger King restaurants in five separate transactions, which we refer to collectively as the “2014 and 2015 acquired restaurants”. On May 30, 2012, we acquired 278 restaurants from Burger King Corporation ("BKC"), which we refer to as the "2012 acquired restaurants", including BKC's assignment of its right of first refusal on franchisee restaurant sales in 20 states (the "ROFR"). As of September 27, 2015 we were operating 247 of the 2012 acquired restaurants. All of our other Burger King restaurants we operated before 2012 are referred to as our "legacy restaurants".
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

•
EBITDA, Adjusted EBITDA and Restaurant-Level EBITDA. EBITDA, Adjusted EBITDA and Restaurant-Level EBITDA are non-GAAP financial measures. EBITDA represents net income or loss from operations, before benefit for income taxes, interest expense and depreciation and amortization. Adjusted EBITDA represents EBITDA as adjusted to exclude impairment and other lease charges, acquisition costs, stock compensation expense and loss on extinguishment of debt. Restaurant-Level EBITDA represents net income or loss from operations before general and administrative expenses, depreciation and amortization, impairment and other lease charges and other income and expense.

We are presenting Adjusted EBITDA and Restaurant-Level EBITDA because we believe that they provide a more meaningful comparison than EBITDA of our core business operating results, as well as with those of other similar companies. Additionally, we present Restaurant-Level EBITDA because it excludes the impact of general and administrative expenses and other income and expense which are not directly related to restaurant operations. Management believes that Adjusted EBITDA and Restaurant-Level EBITDA, when viewed with our results of operations in accordance with GAAP and the accompanying reconciliations on page 28, provide useful information about operating performance and period-over-period growth, and provide additional information that is useful for evaluating the operating performance of our core business without regard to potential distortions. Additionally, management believes that Adjusted EBITDA and Restaurant-Level EBITDA permit investors to gain an understanding of the factors and trends affecting our ongoing cash earnings, from which capital investments are made and debt is serviced.
However, EBITDA, Adjusted EBITDA and Restaurant-Level EBITDA are not measures of financial performance or liquidity under GAAP and, accordingly, should not be considered as alternatives to net loss, net income or loss from operations or cash provided from operating activities as indicators of operating performance or liquidity. Also, these measures may not be comparable to similarly titled captions of other companies. For a reconciliation between net loss and EBITDA and Adjusted EBITDA and between Restaurant-Level EBITDA and loss from operations see page 28.
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

•
Although depreciation and amortization are non-cash charges, the assets that we currently depreciate and amortize will likely have to be replaced in the future, and EBITDA, Adjusted EBITDA and Restaurant-Level EBITDA do not reflect the cash required to fund such replacements; and

•
EBITDA, Adjusted EBITDA and Restaurant-Level EBITDA do not reflect the effect of earnings or charges resulting from matters that our management does not consider to be indicative of our ongoing operations. However, some of these charges (such as impairment and other lease charges and acquisition costs) have recurred and may reoccur.

•
Depreciation and amortization primarily includes the depreciation of fixed assets, including equipment, owned buildings and leasehold improvements utilized in our restaurants, the amortization of franchise rights resulting from our acquisitions of restaurants and the amortization of franchise fees paid to BKC.

•
Impairment and other lease charges are determined through our assessment of the recoverability of property and equipment and intangible assets by determining whether the carrying value of these assets can be recovered over their respective remaining lives through undiscounted future operating cash flows. A potential impairment charge is evaluated whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable. Lease charges are recorded for our obligations under the related leases for closed locations net of estimated sublease recoveries. At September 27, 2015, there were $2.3 million of lease charges accrued for closed locations.

•
Interest expense consists primarily of interest expense associated with our $200.0 million of 8% Senior Secured Second Lien Notes due 2022 (the "8% Notes"), our prior 11.25% Senior Secured Second Lien Notes due 2018 (the "11.25% Notes"), amortization of deferred financing costs and revolving credit borrowings under our senior credit facility.

•
Loss on extinguishment of debt consists of the tender and redemption premium and related costs to repurchase and redeem $150.0 million of the 11.25% Notes and the write-off of the related unamortized deferred financing costs.

Recent and Future Events Affecting our Results of Operations
Refinancing of Indebtedness
On April 29, 2015, we issued $200 million of 8% Notes and used a portion of the net proceeds to repurchase and redeem all of our $150 million of outstanding 11.25% Notes tendered pursuant to a cash tender offer and redemption and to pay related fees and expenses. We received net proceeds of approximately $35.2 million which are being used for working capital and general corporate purposes, capital expenditures to remodel our restaurants and future Burger King restaurant acquisitions.
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
As a result of the refinancing, we expect interest expense in the fourth quarter of 2015 to be approximately $0.2 million lower than the fourth quarter of 2014. See —"Liquidity and Capital Resources" for a discussion of the 8% Notes and our senior credit facility, as amended.

2014 and 2015 Burger King Restaurant Acquisitions
Since the beginning of 2014, we have acquired 132 restaurants from other franchisees in the following transactions ($ in thousands):

Closing Date	Number of Restaurants	Purchase Price	Market Location
April 30, 2014	4	$681	Fort Wayne, Indiana
June 30, 2014	4	3,819	Pittsburgh, Pennsylvania
July 22, 2014	21	8,609	Rochester, New York and Southern Tier of Western New York
October 8, 2014	30	20,330	Wilmington and Greenville, North Carolina
November 4, 2014	64	18,761	Nashville, Tennessee; Indiana and Illinois
March 31, 2015	4	794	Northern Vermont
August 4, 2015	5	663	South Carolina
	132	$53,657
The April 30, 2014, June 30, 2014, October 8, 2014 and the August 4, 2015 acquisitions were from the exercise of our ROFR. Included in the purchase prices above were the acquisition of 13 fee-owned properties of which eleven have been subsequently sold in sale-leaseback transactions for net proceeds of $14.1 million.
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

	Three Months Ended		Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Restaurant sales	$218,154	$209,996	$634,061	$600,197
Income from operations	$11,831	$1,970	$19,992	$357
Adjusted EBITDA	$22,020	$13,131	$53,076	$32,982
2015 Capital Expenditures and Remodeling Commitment with BKC
On January 26, 2015, we entered into the First Amendment to Operating Agreement (the "BKC Remodeling Agreement") with BKC, in which we agreed to remodel to BKC's current 20/20 image a cumulative total of 410 restaurants by December 31, 2015 and 455 restaurants by December 31, 2016. If we do not complete the remodels as scheduled or otherwise modify the schedule, the ROFR would be suspended until we complete the number of remodels required at that date. As of September 27, 2015 we had remodeled a total of 343 restaurants to the 20/20 restaurant image pursuant to the BKC Remodeling Agreement and currently expect to complete a total of 375 to 380 remodels by December 31, 2015.
In addition, in connection with our acquisition of 64 Burger King restaurants on November 4, 2014 we agreed to remodel 46 of those restaurants over five years beginning in 2014 and as of September 27, 2015 we had remodeled 13 of these restaurants.
In 2015, we anticipate that total capital expenditures will range from $50 million to $55 million, although the actual amount of capital expenditures may differ from these estimates. Capital expenditures in 2015 are expected to include approximately $39 million to $41 million for remodeling a total of 90 to 95 restaurants to the BKC 20/20 image at an approximate average cost (excluding four restaurants which we will scrape and rebuild) of $425,000 per restaurant, which includes $28,000 of discretionary investments in new kitchen equipment. We will continue to assess the number of restaurants we will remodel in 2015 in relation to our available capital resources and acquisition opportunities.

Future Restaurant Closures
We evaluate the performance of our restaurants on an ongoing basis including an assessment of the current and future operating results of the restaurant in relation to its cash flow and future occupancy costs, and with regard to franchise agreement renewals, the cost of required capital improvements. We may elect to close restaurants based on these evaluations.
In 2014, we closed 13 restaurants excluding one restaurant relocated within its market area. In the first nine months of 2015 we closed 22 restaurants and sold one restaurant.
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
For the nine months ended September 27, 2015 we increased our valuation reserve by $4.3 million for our incremental net deferred income tax assets in the period. Consequently, we have recorded no expense or benefit from income taxes in the first nine months of 2015. At September 27, 2015, our valuation allowance on all of our net deferred tax assets was $31.7 million, which included $3.4 million related to certain state net operating loss carryforwards.
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
As of September 27, 2015, we had federal net operating loss carryforwards of approximately $36.5 million. As a result of the net deferred tax asset valuation allowance established in 2014, we do not anticipate recognizing any income tax expense or benefit in 2015.
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

Results of Operations
Three Months Ended September 27, 2015 Compared to Three Months Ended September 28, 2014
The following table sets forth, for the three months ended September 27, 2015 and September 28, 2014, selected operating results as a percentage of total restaurant sales:

	Three Months Ended
	September 27, 2015	September 28, 2014
Costs and expenses (all restaurants):
Cost of sales	27.9%	30.7%
Restaurant wages and related expenses	30.8%	31.2%
Restaurant rent expense	6.5%	6.8%
Other restaurant operating expenses	15.7%	16.2%
Advertising expense	3.8%	3.8%
General and administrative	5.4%	5.6%
Since the beginning of the third quarter of 2014, we have acquired 128 restaurants from other franchisees in six separate acquisitions. During the same period we closed 27 restaurants and sold one restaurant.
Restaurant Sales. Total restaurant sales in the third quarter of 2015 increased 21.1% to $217.7 million from $179.8 million in the third quarter of 2014 which included $39.4 million of sales from the 2014 and 2015 acquired restaurants. Comparable restaurant sales in the third quarter of 2015 increased 6.5% from effective promotions and included an increase in both customer traffic of 4.0% and average check of 2.5%. Year over year menu price increases in the third quarter of 2015 were approximately 2.2%. Comparable restaurant sales increased 5.7% at our legacy restaurants and increased 7.9% at our 2012 acquired restaurants.
Operating Costs and Expenses (percentages stated as a percentage of total restaurant sales). Cost of sales decreased to 27.9% in the third quarter of 2015 from 30.7% in the third quarter of 2014 due to lower overall commodity costs (1.9%) driven primarily from a 15.6% decrease in beef commodity costs compared to the prior year period. The reduction in cost of sales is also due to the effect of menu price increases (0.7%) and improvement in restaurant-level food and cash controls at our legacy and 2012 acquired restaurants partially offset by higher promotional discounting.
Restaurant wages and related expenses decreased to 30.8% in the third quarter of 2015 from 31.2% in the third quarter of 2014 primarily due to leveraging fixed labor costs from higher sales volumes and lower workers compensation claims (0.2%), partially offset by higher restaurant-level incentive bonus accruals.
Other restaurant operating expenses decreased to 15.7% in the third quarter of 2015 from 16.2% in the third quarter of 2014 due primarily to the effect of higher sales volumes on fixed operating costs, lower general liability insurance claims (0.2%) and lower utility costs (0.2%).
Advertising expense was 3.8% in both the third quarter of 2015 and the third quarter of 2014.
Restaurant rent expense decreased to 6.5% in the third quarter of 2015 from 6.8% in the third quarter of 2014 due in part to the closure of 27 restaurants with lower sales volumes since the beginning of the third quarter of 2014 and the effect of higher sales volumes in the third quarter of 2015 on fixed rental costs.
Restaurant-Level EBITDA. As a result of the factors above and the acquisition of 128 restaurants in 2014 and 2015, Restaurant-Level EBITDA increased $12.9 million, or 63.0%, to $33.3 million in the third quarter of 2015. For a reconciliation between Restaurant-Level EBITDA and income (loss) from operations see page 28.

	Three Months Ended
	September 27, 2015	% (1)	September 28, 2014	% (1)
Restaurant Sales:
Legacy restaurants	$100,551		$96,861
2012 acquired restaurants	77,692		75,180
2014 and 2015 acquired restaurants	39,433		7,781
Total	$217,676		$179,822

Restaurant-Level EBITDA:
Legacy restaurants	$18,084	18.0%	$13,630	14.1%
2012 acquired restaurants	10,681	13.7%	6,014	8.0%
2014 and 2015 acquired restaurants	4,564	11.6%	808	10.4%
Total	$33,329	15.3%	$20,452	11.4%
(1) Restaurant-Level EBITDA margin is calculated as a percentage of restaurant sales for each respective group of restaurants.
Restaurant-Level EBITDA margin increased 3.9% for our legacy restaurants due to lower commodity costs including beef, leveraging fixed operating costs from a comparable restaurant sales increase in the third quarter of 2015 of 5.7% and lower utility costs.
Restaurant-Level EBITDA margin increased 5.7% for our 2012 acquired restaurants due to similar factors as our legacy restaurants including leveraging higher sales volumes from a comparable restaurant sales increase of 7.9% in the third quarter of 2015, as well as the closure of 18 underperforming restaurants acquired in 2012 since the beginning of the third quarter of 2014 and the continued improvement in food and cash controls.
Restaurant-Level EBITDA margin for our 2014 and 2015 acquired restaurants increased 1.2% due primarily to lower commodity costs partially offset by higher repairs and maintenance expenses related to deferred maintenance prior to our ownership and higher utility costs. Restaurant-Level EBITDA margin for our 2014 and 2015 acquired restaurants is lower than our other restaurants due in part to the effect of lower average restaurants sales volumes on fixed operating costs.
General and Administrative Expenses. General and administrative expenses increased $1.7 million in the third quarter of 2015 to $11.8 million, and, as a percentage of total restaurant sales, decreased to 5.4% compared to 5.6% in the third quarter of 2014 due primarily to an increase of $1.5 million in administrative bonus accruals, additional district manager salaries, travel costs and restaurant manager training costs related primarily to the 2014 and 2015 acquisitions of $0.6 million, partially offset by lower legal fees of $0.3 million.
Adjusted EBITDA. As a result of the factors above, Adjusted EBITDA increased to $22.0 million in the third quarter of 2015 from $11.1 million in the third quarter of 2014. For a reconciliation between net income (loss) and EBITDA and Adjusted EBITDA see page 28.
Depreciation and Amortization Expense. Depreciation and amortization expense increased to $9.4 million in the third quarter of 2015 from $9.3 million in the third quarter of 2014 due primarily to our remodeling initiatives and the addition of our 2014 and 2015 acquisitions.
Impairment and Other Lease Charges. Impairment and other lease charges were $0.4 million in the third quarter of 2015 due to asset impairment charges relating to capital expenditures at previously impaired restaurants.
Interest Expense. Interest expense decreased to $4.5 million in the third quarter of 2015 from $4.7 million in the third quarter of 2014 due to our refinancing in the second quarter of 2015. The weighted average interest rate on our long-term debt, excluding lease financing obligations, was 8.00% in the third quarter of 2015 and 11.25% in the third quarter of 2014.

Income Taxes. Due to the valuation allowance on all of our deferred income tax assets discussed above, we did not record any provision for income taxes in the third quarter of 2015. The benefit for income taxes for the third quarter of 2014 was derived using an estimated effective annual income tax rate at that date for all of 2014 of 37.5%. In the fourth quarter of 2014, we recorded a valuation allowance on our all of our deferred income tax assets.
Net Income. As a result of the above, net income for the third quarter of 2015 was $7.2 million, or $0.16 per diluted share, compared to a net loss in the third quarter of 2014 of $1.7 million, or $0.05 per diluted share. The third quarter of 2014 included a benefit for income taxes of $2.6 million.
Nine Months Ended September 27, 2015 Compared to Nine Months Ended September 28, 2014
The following table sets forth, for the nine months ended September 27, 2015 and September 28, 2014, selected operating results as a percentage of total restaurant sales:

	Nine Months Ended
	September 27, 2015	September 28, 2014
Costs and expenses (all restaurants):
Cost of sales	28.3%	29.7%
Restaurant wages and related expenses	31.3%	32.0%
Restaurant rent expense	6.8%	7.1%
Other restaurant operating expenses	15.9%	16.5%
Advertising expense	3.7%	4.1%
General and administrative	5.8%	5.8%
Since the beginning of 2014 we have opened one new restaurant, which was relocated within its market area, and acquired 132 restaurants. During the same period we closed 35 restaurants, excluding the relocated restaurant, and sold one restaurant.
Restaurant Sales. Restaurant sales in the first nine months of 2015 increased 26.0% to $629.9 million from $499.9 million in the first nine months of 2014. The 2014 and 2015 acquired restaurants contributed restaurant sales of $110.8 million in the first nine months of 2015. Our comparable restaurant sales increased 8.4% due to an increase in customer traffic of 5.4% and an increase in average check of 3.0% including the effect of menu price increases in the first nine months of 2015 of 2.5%. Comparable restaurant sales in the first nine months of 2015 increased 7.3% at our legacy restaurants and increased 9.9% at our 2012 acquired restaurants.
Operating Costs and Expenses (percentages stated as a percentage of restaurant sales for the restaurants being discussed). Cost of sales decreased to 28.3% in the first nine months of 2015 from 29.7% in the first nine months of 2014 due to lower commodity costs (0.9%), which included a 1.8% decrease in beef costs compared to the prior year, the effect of menu price increases, and continued improvement in restaurant-level food and cash controls at our legacy and 2012 acquired restaurants (0.6%). These factors were partially offset by higher promotional discounting (0.4%) and lower vendor rebates (0.2%).
Restaurant wages and related expenses decreased to 31.3% in the first nine months of 2015 from 32.0% in the first nine months of 2014 due primarily to leveraging fixed labor costs from higher sales volumes (0.6%) and lower workers compensation claims (0.2%) partially offset by higher restaurant-level incentive bonus accruals.
Other restaurant operating expenses decreased to 15.9% in the first nine months of 2015 from 16.5% in the first nine months of 2014 due primarily to lower utility costs (0.2%) , lower general liability claims (0.2%) and the effect of higher sales volumes on fixed operating costs.
Advertising expense decreased to 3.7% in the first nine months of 2015 from 4.1% in the first nine months of 2014 due to reduced spending for additional local advertising in many of our markets. For all of 2015, we anticipate advertising expense for all restaurants to be approximately 3.8% of restaurant sales.

Restaurant rent expense decreased to 6.8% the first nine months of 2015 from 7.1% in the first nine months of 2014 due primarily to the closure of 35 restaurants with lower sales volumes since the beginning of 2014 and the effect of higher sales volumes in 2015 on fixed rental costs.
Restaurant-Level EBITDA. As a result of the factors above and the acquisition of 132 restaurants in 2014 and 2015, Restaurant-Level EBITDA increased 64.5% to $87.7 million in the first nine months of 2015 compared to $53.3 million in the first nine months of 2014. For a reconciliation between Restaurant-Level EBITDA and income (loss) from operations see page 28.

	Nine Months Ended
	September 27, 2015	% (1)	September 28, 2014	% (1)
Restaurant Sales:
Legacy restaurants	$289,244		$274,394
2012 acquired restaurants	229,894		216,880
2014 and 2015 acquired restaurants	110,810		8,584
Total	$629,948		$499,858

Restaurant-Level EBITDA:
Legacy restaurants	$46,372	16.0%	$36,356	13.2%
2012 acquired restaurants	30,092	13.1%	16,136	7.4%
2014 and 2015 acquired restaurants	11,268	10.2%	842	9.8%
Total	$87,732	13.9%	$53,334	10.7%
(1) Restaurant-Level EBITDA margin is calculated as a percentage of restaurant sales for each respective group of restaurants.
Restaurant-Level EBITDA margin increased 2.8% for our legacy restaurants due primarily to leveraging a comparable restaurant sales increase in the first nine months of 2015 of 7.3% on fixed operating costs and lower cost of sales (1.4%).
Restaurant-Level EBITDA margin increased 5.7% for our 2012 acquired restaurants due to leveraging a comparable restaurant sales increase of 9.9% in the first nine months of 2015 on fixed operating costs, lower cost of sales (1.6%) due in part to continued improvement in food and cash controls and the closure of 23 underperforming restaurants acquired in 2012 since the beginning of 2014.
Restaurant-Level EBITDA margin for our 2014 and 2015 acquired restaurants increased 0.4% due to lower cost of sales, including improvement in food and cash controls, substantially offset by higher repairs and maintenance expenses related to deferred maintenance prior to our ownership. Restaurant-Level EBITDA margin for our 2014 and 2015 acquired restaurants is lower than our other restaurants due in part to the effect of lower average restaurants sales volumes on fixed operating costs.
General and Administrative Expenses. General and administrative expenses increased $7.3 million in the first nine months of 2015 to $36.3 million and, as a percentage of total restaurant sales, was 5.8% in both 2015 and 2014. The increase in general and administrative expenses was due primarily to a $4.5 million increase in administrative bonus accruals and additional district manager salaries, travel costs and restaurant manager training costs related to the 2014 and 2015 acquisitions of $2.9 million.
Adjusted EBITDA. As a result of the factors above Adjusted EBITDA more than doubled to $53.0 million in the first nine months of 2015 from $26.0 million in the first nine months of 2014. For a reconciliation between net loss and EBITDA and Adjusted EBITDA see page 28.
Depreciation and Amortization. Depreciation and amortization expense increased to $29.2 million in the first nine months of 2015 from $27.1 million in the first nine months of 2014 due primarily to the 132 restaurants acquired since the beginning of 2014, as well as our restaurant remodeling initiatives in 2014 and 2015.

Impairment and Other Lease Charges. Impairment and other lease charges were $2.7 million in the first nine months of 2015 and were comprised of other lease charges of $1.5 million associated with the closure of ten restaurants and asset impairment charges of $1.2 million, including $1.0 million of capital expenditures at previously impaired restaurants.
Interest Expense. Total interest expense was $14.0 million in the first nine months of 2015 and $14.1 million in the first nine months of 2014. The weighted average interest rate on our long-term debt, excluding lease financing obligations, decreased to 9.27% in the first nine months of 2015 compared to 11.23% in the first nine months of 2014 as a result of the refinancing of our 11.25% Notes.
Benefit for Income Taxes. Due to the valuation allowance on all of our deferred income tax assets discussed above, we did not record any benefit for income taxes in the first nine months of 2015. The benefit for income taxes for the first nine months of 2014 was derived using an estimated effective annual income tax rate for all of 2014 of 37.5%. In the fourth quarter of 2014, we recorded a valuation allowance on our all of our deferred income tax assets.
Loss on Extinguishment of Debt. A loss on extinguishment of debt of $12.6 million was recorded in the second quarter of 2015 in connection with the refinancing of our 11.25% Notes. The loss on extinguishment of debt included the tender and redemption premium and other transaction costs associated with the repurchase and redemption of the 11.25% Notes of approximately $9.8 million and the write-off of $2.8 million of previously deferred financing costs related to the 11.25% Notes.
Net Loss. As a result of the foregoing, net loss for the first nine months of 2015 was $7.0 million, or $0.20 per diluted share, compared to a net loss in the first nine months of 2014 of $11.1 million, or $0.37 per diluted share. The first nine months of 2014 included a benefit for income taxes of $7.6 million.

Reconciliations of EBITDA and Adjusted EBITDA to net income (loss) and Restaurant-Level EBITDA to income (loss) from operations are as follows:

	Three Months Ended		Nine Months Ended
Reconciliation of EBITDA and Adjusted EBITDA:	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Net income (loss)	$7,239	$(1,721)	$(7,014)	$(11,082)
Benefit for income taxes	—	(2,632)	—	(7,555)
Interest expense	4,512	4,683	14,026	14,080
Depreciation and amortization	9,418	9,318	29,216	27,121
EBITDA	21,169	9,648	36,228	22,564
Impairment and other lease charges	396	773	2,732	1,822
Acquisition costs (1)	79	412	339	686
Stock-based compensation expense	367	296	1,071	883
Loss on extinguishment of debt	—	—	12,635	—
Adjusted EBITDA	$22,011	$11,129	$53,005	$25,955

Reconciliation of Restaurant-Level EBITDA:
Restaurant-Level EBITDA	$33,329	$20,452	$87,732	$53,334
Less:
General and administrative expenses	11,764	10,031	36,263	28,923
Depreciation and amortization	9,418	9,318	29,216	27,121
Impairment and other lease charges	396	773	2,732	1,822
Other expense (income)	—	—	(126)	25
Income (loss) from operations	$11,751	$330	$19,647	$(4,557)

(1)	Acquisition costs for the periods presented include primarily legal and professional fees incurred in connection with the 2014 and 2015 acquisitions.
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
On April 29, 2015, we issued $200 million of 8% Notes and used a portion of the net proceeds to repurchase and redeem all of our outstanding 11.25% Notes tendered pursuant to a cash tender offer and redemption and to pay related fees and expenses. We received net proceeds of approximately $35.2 million which are being used for working capital and general corporate purposes, capital expenditures to remodel our restaurants and Burger King restaurant acquisitions.
On April 29, 2015, we entered into an amendment to our senior credit facility to increase aggregate revolving credit borrowings by $10.0 million to $30.0 million (including an increase of $5.0 million to $20.0 million available for letters of credit). The amended senior credit facility has a five-year maturity, permits potential incremental increases in revolving credit borrowings of up to $25.0 million, subject to approval by the lenders, amends certain financial ratios which we must maintain and reduces the interest rate for revolving credit borrowings to, at our option, (i) the alternate base rate plus the applicable margin of 2.0% to 2.75% based on our total lease adjusted leverage ratio, or (ii) the LIBOR rate plus the applicable margin of 3.0% to 3.75% based on our total lease adjusted leverage ratio (all as defined under the amended senior credit facility). At September 27, 2015 our LIBOR rate margin was 3.50% based on our Adjusted Leverage Ratio at that date.

Interest payments under our debt obligations, capital expenditures, including our commitments to BKC to remodel restaurants in 2015 and 2016, payments of royalties and advertising to BKC and payments related to our lease obligations represent significant liquidity requirements for us as well as any discretionary expenditures for the acquisition of additional Burger King restaurants. We believe that cash generated from the sale of the 8% Notes on April 29, 2015, cash generated from our operations and availability of revolving credit borrowings under our senior credit facility will provide sufficient cash availability to cover our anticipated working capital needs, capital expenditures and debt service requirements for the next twelve months.
Operating Activities. Net cash provided from operating activities in the first nine months of 2015 increased $44.7 million to $55.6 million from $10.9 million in the first nine months of 2014. The increase was due primarily to an increase in Adjusted EBITDA of $27.1 million and cash provided from changes in the components of net working capital of $17.8 million.
Investing Activities. Net cash used for investing activities in the first nine months of 2015 and 2014 was $39.1 million and $42.5 million, respectively.
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
The following table sets forth our capital expenditures for the periods presented (in thousands):

Nine Months Ended September 27, 2015
New restaurant development	$556
Restaurant remodeling	27,807
Other restaurant capital expenditures	7,367
Corporate and restaurant information systems	1,801
Total capital expenditures	$37,531

Nine Months Ended September 28, 2014
New restaurant development	$1,661
Restaurant remodeling	23,345
Other restaurant capital expenditures	4,533
Corporate and restaurant information systems	3,173
Total capital expenditures	$32,712
  ____________
Investing activities in the first nine months of 2015 also included $3.6 million for the purchase of three leased restaurant properties to be sold in sale-leaseback transactions. Total net proceeds from sale-leaseback transactions of three restaurant properties in the first nine months of 2015 were $3.1 million.
Investing activities in the first nine months of 2014 also included $3.4 million for the purchase of three leased restaurant properties to be sold in sale-leaseback transactions. Total net proceeds from sale-leaseback transactions of five restaurant properties in the first nine months of 2014 were $6.6 million.
Financing Activities. Net cash provided by financing activities in the first nine months of 2015 was $34.1 million due primarily to the refinancing in the second quarter discussed above. Net cash provided by financing activities in the first nine months of 2014 was $66.6 million due primarily to a public offering of our common stock completed in the second quarter of 2014 which generated cash proceeds of $67.3 million, net of related expenses.

8% Senior Secured Second Lien Notes. The 8% Notes mature and are payable on May 1, 2022. Interest is payable semi-annually on May 1 and November 1 commencing November 1, 2015. The 8% Notes are guaranteed jointly and severally by our subsidiaries and are secured by second-priority liens on substantially all of our and our subsidiaries' assets (including a pledge of all of the capital stock and equity interests of our subsidiaries).
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
The indenture governing the 8% Notes contains customary default provisions, including without limitation, a cross default provision pursuant to which it is an event of default under the 8% Notes and the indenture governing the 8% Notes if there is a default under any of our indebtedness having an outstanding principal amount of $20.0 million or more which results in the acceleration of such indebtedness prior to its stated maturity or is caused by a failure to pay principal when due. We were in compliance as of September 27, 2015 with the restrictive covenants of the indenture governing the 8% Notes.
Senior Credit Facility. Our obligations under the senior credit facility, as amended, are guaranteed by our subsidiaries and are secured by first priority liens on substantially all of our assets and our subsidiaries, including a pledge of all of the capital stock and equity interests of the subsidiaries.
Under the senior credit facility, we will be required to make mandatory prepayments of borrowings in the event of dispositions of assets, debt issuances and insurance and condemnation proceeds (all subject to certain exceptions). The senior credit facility contains certain covenants, including without limitation, those limiting our and our subsidiaries' ability to, among other things, incur indebtedness, incur liens, sell or acquire assets or businesses, change the character of its business in all material respects, engage in transactions with related parties, make certain investments, make certain restricted payments or pay dividends. In addition, the senior credit facility, as amended, requires us to meet certain financial ratios, including the Fixed Charge Coverage Ratio, the Adjusted Leverage Ratio and the First Lien Coverage Ratio, all as defined under the amended senior credit facility. We were in compliance as of September 27, 2015 with the covenants of the amended senior credit facility.
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
At September 27, 2015 there were no revolving credit borrowings outstanding under the senior credit facility. After reserving $12.0 million for letters of credit issued under the senior credit facility for workers’ compensation and other insurance policies, $18.0 million was available for revolving credit borrowings at September 27, 2015.
Contractual Obligations
A table of our contractual obligations as of June 28, 2015 was included in Item 2, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Quarterly Report on Form 10-Q for the quarterly period ended June 28, 2015. There have been no significant changes to our contractual obligations during the three months ending September 27, 2015.
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
Application of Critical Accounting Policies
Our unaudited interim consolidated financial statements and accompanying notes contained in this Quarterly Report on Form 10-Q are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in the “Significant Accounting Policies” footnote in the notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2014. Critical accounting estimates are those that require application of management’s most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. There have been no material changes affecting our critical accounting policies previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 28, 2014.

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
A 1% change in interest rates would have resulted in no change to interest expense for the three and nine months ended September 27, 2015 and a nominal change to interest expense for the three and nine months ended September 28, 2014.
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
Evaluation of Disclosure Controls and Procedures. We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 27, 2015.
No change occurred in our internal control over financial reporting during the third quarter of 2015 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

CARROLS RESTAURANT GROUP, INC.

Date: November 4, 2015	/s/ Daniel T. Accordino
(Signature)
Daniel T. Accordino Chief Executive Officer

Date: November 4, 2015	/s/ Paul R. Flanders
(Signature)
Paul R. Flanders Vice President – Chief Financial Officer and Treasurer