Form 10-K
period 2016-01-03
CARROLS RESTAURANT GROUP, INC.
filed 2016-03-09
CIK 809248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 3, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of March 4, 2016 Carrols Restaurant Group, Inc. had 35,827,660 shares of its common stock, $.01 par value, outstanding. The aggregate market value of the common stock held by non-affiliates as of June 28, 2015 of Carrols Restaurant Group, Inc. was $357,079,380.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for Carrols Restaurant Group, Inc's 2016 Annual Meeting of Stockholders, which is expected to be filed pursuant to Regulation 14A no later than 120 days after the conclusion of Carrols Restaurant Group, Inc.'s fiscal year ended January 3, 2016 are incorporated by reference into Part III of this annual report.

CARROLS RESTAURANT GROUP, INC.
FORM 10-K
YEAR ENDED JANUARY 3, 2016

PART I—FINANCIAL INFORMATION
PART I
Throughout this Annual Report on Form 10-K, we refer to Carrols Restaurant Group, Inc. as “Carrols Restaurant Group” and, together with its consolidated subsidiary, as “we”, “our” and “us” unless otherwise indicated or the context otherwise requires. Any reference to “Carrols” refers to our wholly-owned subsidiary, Carrols Corporation, a Delaware corporation, and its consolidated subsidiary, unless otherwise indicated or the context otherwise requires. Any reference to “Carrols LLC” refers to Carrols' direct subsidiary, Carrols LLC, a Delaware limited liability company, unless otherwise indicated or the context otherwise requires. Any reference to “Fiesta Restaurant Group” or “Fiesta” refers to our former indirect wholly-owned subsidiary, Fiesta Restaurant Group, Inc., a Delaware corporation, and its consolidated subsidiaries unless otherwise indicated or the context otherwise requires.
We use a 52 or 53 week fiscal year ending on the Sunday closest to December 31. Our fiscal years ended January 1, 2012, December 30, 2012, December 29, 2013, and December 28, 2014 each contained 52 weeks. Our fiscal year ended January 3, 2016 contained 53 weeks.
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
Forward-Looking Statements
This 2015 Annual Report on Form 10-K contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements that are predictive in nature or that depend upon or refer to future events or conditions are forward-looking statements. These statements are often identified by the words “may”, “might”, “will”, “should”, “anticipate”, “believe”, “expect”, “intend”, “estimate”, “hope”, “plan” or similar expressions. In addition, expressions of our strategies, intentions or plans are also forward-looking statements. These statements reflect management's current views with respect to future events and are subject to risks and uncertainties, both known and unknown. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their date. There are important factors that could cause actual results to differ materially from those in forward-looking statements, many of which are beyond our control. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected or implied in the forward-looking statements. We have identified significant factors that could cause actual results to differ materially from those stated or implied in the forward-looking statements. For more information, please see Item 1A-Risk Factors. We believe important factors that could cause actual results to differ materially from our expectations include the following, in addition to other risks and uncertainties discussed herein:

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
ITEM 1. BUSINESS
Overview
Our Company
We are one of the largest restaurant companies in the United States and have been operating restaurants for more than 50 years. We are the largest Burger King® franchisee in the United States, based on number of restaurants, and have operated Burger King restaurants since 1976. As of January 3, 2016, we owned and operated 705 Burger King restaurants located in 16 Northeastern, Midwestern and Southeastern states. Burger King restaurants feature the popular flame-broiled Whopper® sandwich, as well as a variety of hamburgers, chicken and other specialty sandwiches, french fries, salads, breakfast items, hot dogs, snacks, smoothies, frappes and other offerings. We believe that our size, seasoned management team, extensive operating infrastructure, experience and proven operating disciplines differentiate us from many of our competitors as well as many other Burger King operators.
According to BKC, as of December 31, 2015 there were a total of 15,003 Burger King restaurants, of which approximately 100% were franchised and 7,355 were located in the United States and Canada. Burger King is the second largest hamburger restaurant chain in the world (as measured by number of restaurants) and we believe that the Burger King brand is one of the world's most recognized consumer brands. Burger King restaurants have a distinctive image and are generally located in high-traffic areas throughout the United States. Burger King restaurants are designed to appeal to a broad spectrum of consumers, with multiple day-part meal segments targeted to different groups of consumers. We believe that the competitive attributes of Burger King restaurants include significant brand recognition, convenience of location, quality, speed of service and price.
Our Burger King restaurants are typically open seven days per week and generally have operating hours ranging from 6:00 am to midnight on Sunday to Wednesday and to 2:00 am on Thursday to Saturday.
Our existing restaurants consist of one of several building types with various seating capacities. Our typical freestanding restaurant contains approximately 2,800 to 3,200 square feet with seating capacity for 90 to 100 customers, has drive-thru service windows and has adjacent parking areas. The building types for recently constructed or remodeled Burger King restaurants utilize 2,600 square feet and typically have seating capacity for 60 to 70 customers. As of January 3, 2016, almost all of our restaurants were freestanding. We operate our restaurants under franchise agreements with BKC.
On May 7, 2012, we completed the spin-off of Fiesta Restaurant Group, which included the Pollo Tropical and Taco Cabana restaurant businesses which we refer to as the "spin-off".
On May 30, 2012, we acquired 278 Burger King restaurants ("the 2012 acquired restaurants") from BKC, which we refer to as the "2012 acquisition", including BKC's assignment of its right of first refusal on franchise restaurant transfers in 20 states as follows: Connecticut (except Hartford county), Delaware, Indiana, Kentucky, Maine, Maryland, Massachusetts (except for Middlesex, Norfolk and Suffolk counties), Michigan, New Hampshire, New Jersey, New

York (except for Bronx, Kings, Nassau, New York, Queens, Richmond, Suffolk and Westchester counties), North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina, Vermont, Virginia, Washington DC and West Virginia, (the "ROFR") pursuant to an operating agreement with BKC dated May 30, 2012, and as amended on January 26, 2015 and December 17, 2015, which we refer to as the "operating agreement". In addition, pursuant to the operating agreement, BKC granted us, on a non-exclusive basis, franchise pre-approval to acquire restaurants from Burger King franchisees in the 20 states covered by the ROFR until we operate 1,000 Burger King restaurants. Newly constructed or acquired restaurants beyond 1,000 or acquisitions in states not subject to the ROFR would be subject to BKC's customary approval process. The amended operating agreement requires us to remodel 455 Burger King restaurants to BKC's "20/20" restaurant image by December 31, 2016.
As of January 3, 2016, we were operating 246 of the 2012 acquired restaurants. In 2014 we acquired an additional 123 restaurants from other franchisees in five separate transactions, which we refer to as the "2014 acquired restaurants". Additionally, in 2015 we acquired 55 restaurants from other franchisees in eight separate transactions, which we refer to as the "2015 acquired restaurants". All of our other Burger King restaurants are referred to as our "legacy restaurants".
For the fiscal year ended January 3, 2016, our restaurants generated total revenues of $859.0 million and our comparable restaurant sales increased 7.4%. Our average annual restaurant sales for all restaurants were approximately $1,297,000 per restaurant.
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

Operational Expertise.   We have been operating Burger King restaurants since 1976 and have developed sophisticated information and operating systems that enable us to measure and monitor key metrics for operational performance, sales and profitability that may not be available to other restaurant operators. Our focus on leveraging our operational expertise, infrastructure and systems allows us to optimize the performance of our restaurants and restaurants that we may acquire. Our size and history with the Burger King brand enable us to effectively track operating metrics and leverage best practices across our organization. We believe that our experienced management team, operating culture, effective operating systems and infrastructure enable us to operate more efficiently than many other Burger King operators, resulting in higher restaurant margins and improved overall financial results.

Consistent Operating History and Financial Strength.   We believe that the quality and sophistication of our restaurant operations have driven our strong restaurant level performance. Comparable restaurant sales for our restaurants have generally outperformed the Burger King system. Our strong restaurant level operations coupled with our financial management capabilities have resulted in consistent and stable cash flows. We have demonstrated our ability to prudently manage financial leverage through a variety of economic cycles. We believe that our cash flow from operations and the availability of revolving credit borrowings under our amended senior credit facility will be used to fund our ongoing operations and capital expenditures.

Distinct Brand with Global Recognition, Innovative Marketing and New Product Development.   As a Burger King franchisee, we benefit from, and rely on, BKC's extensive marketing, advertising and product development capabilities to drive sales and generate increased restaurant traffic. Over the years, BKC has launched innovative and creative multimedia advertising campaigns that highlight the popular relevance of the Burger King brand. BKC has also introduced promotions that leverage both value and premium menu offerings as well as providing a platform for new premium sandwich offerings. We believe these campaigns continue to positively impact the brand today as BKC focuses on a well-balanced promotional mix and remains committed to focusing on fewer but more impactful new product launches and limited time offers, both of which continue to show positive trends. BKC is also aggressively working with franchisees throughout the system to encourage the renovation and remodeling of restaurants to BKC's 20/20 image, which we believe will continue to increase customer traffic and restaurant sales.

Strategic Relationship with Burger King Corporation.    We believe that the structure of the 2012 acquisition strengthens our well-established relationship with BKC and further aligns our common interests to grow our business. We intend to continue to expand by making acquisitions, including acquisitions resulting from the exercise of the ROFR obtained in the 2012 acquisition as well as other negotiated acquisitions under our pre-approval rights. The consideration to BKC associated with the 2012 acquisition included an equity interest in Carrols Restaurant Group, which is now approximately 20.8%. Since the 2012 acquisition, two of BKC's senior executives have served on our Board of Directors. Jose Cil, Executive Vice President and President, Burger King, of Restaurant Brands International Inc., the indirect parent company of BKC, and Alexandre Macedo, BKC's President of North America, currently serve on our board of directors. Our restaurants represent approximately 9.6% of the Burger King locations in North America as of January 3, 2016. We believe that the combination of our rights under the operating agreement, BKC's equity interest and its board level representation will continue to reinforce the alignment of our common interests with BKC for the long term.

Multiple Growth Levers. We believe our historical track record of acquiring and integrating restaurants and our commitment to remodel our restaurants provides multiple avenues to grow our business. With more than 50 years of restaurant operating experience, we have successfully grown our business through acquisitions. We have experienced increases in comparable restaurant sales, increased restaurant-level profitability and improved operating metrics at the restaurants we have acquired in the last four years. In addition, we have remodeled a total of 396 restaurants to BKC’s 20/20 restaurant image as of January 3, 2016 which we believe has improved the guests’ overall experience and increased customer traffic.

Experienced Management Team with a Proven Track Record.    We believe that our senior management team's extensive experience in the restaurant industry and its long and successful history of developing, acquiring, integrating and operating quick-service restaurants provide us with a competitive advantage. Our management team has a successful history of integrating acquired restaurants, and over the past 20 years, we have significantly increased the number of Burger King restaurants we own and operate, largely through acquisitions. Our operations are overseen by our Chief Executive Officer, Dan Accordino, who has over 40 years of Burger King and quick-service restaurant experience and nine Regional Directors that have an average of 27 years of Burger King restaurant experience. Ninety-six district managers that have an average tenure of 19 years in the Burger King system support the Regional Directors. Our operations management is further supported by our infrastructure of financial, information systems, real estate, human resources and legal professionals.
Our Business Strategies
Our primary business strategies are as follows:
Increase Restaurant Sales and Customer Traffic.    BKC has identified and implemented a number of strategies to increase brand awareness, increase market share, improve overall operations and drive sales. These strategies are central to our strategic objectives to deliver profitable growth.

•
Products.  The strength of the BKC menu has been built on a distinct flame-grilled cooking platform to make better tasting hamburgers. We believe that BKC intends to continue to optimize the menu by focusing on core products, such as the flagship Whopper® sandwich, while maintaining a balance between value promotions and premium limited time offerings to drive sales and traffic. Recent product innovation has included a multi-tier balanced marketing approach to value and premium offerings, pairing value promotions, such as the $1.49 10-piece chicken nugget promotion, with 2 for $5 premium limited time offerings, such as the X-Long Pulled Pork sandwich, Grilled Chicken Burger and X-Long Jalapeno Cheeseburger. In 2016 promotional initiatives have included a 5 for $4 value offering and the introduction of grilled hot dogs. There have also been a number of enhancements to food preparation procedures to improve the quality of BKC's existing products. These new menu platforms and quality improvements form the backbone of BKC's strategy to appeal to a broader consumer base and to increase restaurant sales.

•
Image.  We believe that re-imaged restaurants increase curb appeal and result in increased restaurant sales. We have remodeled 396 restaurants to BKC's 20/20 restaurant image which features a fresh, sleek, eye-catching design. The restaurant redesign incorporates easy-to-navigate digital menu boards in the dining room, streamlined merchandising at the drive-thru and flat screen televisions in the dining area. We believe the restaurant remodeling plan has improved our guests' dining experience and increased customer traffic. As of January 3, 2016 we have a total of 432 restaurants with the 20/20 restaurant image, which includes restaurants converted prior to our acquisition.

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

Strategically Remodel to Elevate Brand Profile and Increase Profit Potential. Over the next year, we plan to strategically remodel an additional 85 to 95 more locations to BKC's 20/20 image. Over the past four years, our restaurants remodeled to BKC's 20/20 image have generated an average sales lift of approximately 10% to 12% and have resulted in an attractive return on investment. We believe there are opportunities to increase profitability by remodeling additional restaurants including restaurants that we have acquired or may acquire in the future.
Selectively Acquire and Develop Additional Burger King Restaurants.   As of January 3, 2016, we operated 705 Burger King restaurants, making us one of the largest Burger King franchisees in the world. We acquired the ROFR in the 2012 acquisition and were granted certain pre-approval rights to acquire additional franchised restaurants and to develop new restaurants. Due to the number of restaurants and franchisees in the Burger King system and our historical success in acquiring and integrating restaurants, we believe that there is considerable opportunity for future growth. There are more than 2,000 Burger King restaurants we do not own in states in which we have the ROFR and pre-approval rights. Furthermore, we believe there are additional Burger King restaurants in states not subject to the ROFR that could be attractive acquisition candidates, subject to BKC's customary approval. We believe that the assignment of the ROFR and the pre-approval to acquire and develop additional restaurants provide us with the opportunity to significantly expand our ownership of Burger King restaurants in the future. While we may evaluate and discuss potential acquisitions of additional restaurants from time to time, we currently have no understandings, commitments or agreements with respect to any material acquisitions. We may be required to obtain additional financing to fund future acquisitions. There can be no assurance that we will be able to obtain additional financing, if necessary, on acceptable terms or at all.
Improve Profitability of Restaurants We Acquire by Leveraging Our Existing Infrastructure and Best-Practices.    For acquired restaurants, we believe we can realize benefits from economies of scale, including leveraging our existing infrastructure across a larger number of restaurants. Additionally, we believe that our skilled management team, sophisticated information technology, operating systems and training and development programs support our ability to enhance operating efficiencies at any restaurants we may acquire. We have demonstrated our ability to increase the profitability of acquired restaurants and we believe, over time, that we will improve profitability and operational efficiency at the restaurants we have and may acquire.

Restaurant Economics
Selected restaurant operating data for our restaurants is as follows:

	Year Ended
	December 29, 2013	December 28, 2014	January 3, 2016
Average annual sales per restaurant (all restaurants) (1)	$1,176,806	$1,190,505	$1,274,372
Legacy restaurants	$1,263,104	$1,276,737	1,376,600
Restaurants acquired in 2012	$1,084,442	$1,102,482	1,214,315
Restaurants acquired in 2014 and 2015		$1,136,522	1,170,472
Average sales transaction	$6.11	$6.40	$6.64
Drive-through sales as a percentage of total sales	65.0%	65.3%	66.0%
Day-part sales percentages:
Breakfast	12.6%	12.9%	13.2%
Lunch	33.3%	33.2%	32.8%
Dinner	20.4%	20.4%	20.4%
Afternoon and late night	33.6%	33.5%	33.6%

(1)	Average annual sales per restaurant are derived by dividing restaurant sales by the average number of restaurants operating during the period on a 52-week basis.
Restaurant Capital Costs
The initial cost of the franchise fee, equipment, seating, signage and other interior costs of a standard new Burger King restaurant currently is approximately $380,000 (which excludes the cost of the land, building and site improvements). In the markets in which we primarily operate, the cost of land generally ranges from $600,000 to $800,000 and the cost of building and site improvements generally ranges from $825,000 to $925,000.
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
BKC's 20/20 restaurant design draws inspiration from its signature flame-grilled cooking process and incorporates a variety of innovative elements to a backdrop that evokes the industrial look of corrugated metal, brick, wood and concrete. The cost of remodeling a restaurant to the 20/20 image varies depending upon the age and condition of the restaurant and the amount of new equipment needed and can range from $250,000 to $650,000 per restaurant with a projected cost of approximately $480,000 per restaurant in 2016 and an average cost of $380,000 over the past three years. The total cost of a remodel has increased over time due to the replacement of certain kitchen equipment at the time of the remodel which is incremental to the cost to upgrade to the 20/20 design. Pursuant to the operating agreement, as amended, we agreed to remodel 455 Burger King restaurants to BKC's 20/20 restaurant image by December 31, 2016. In connection with the acquisition of 64 Burger King restaurants in 2014, we entered into an agreement with BKC to remodel 46 of the restaurants acquired over a five-year period beginning in 2014. We have remodeled a total of 396 restaurants as of January 3, 2016 and we plan to remodel approximately 85 to 95 additional restaurants in 2016. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent and Future Events Affecting our Results of Operations".

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
Restaurant Locations
The following table details the locations of our 705 Burger King restaurants as of January 3, 2016:

State	Total Restaurants
Illinois	19
Indiana	91
Kentucky	20
Maine	4
Massachusetts	1
Michigan	44
New Jersey	10
New York	133
North Carolina	158
Ohio	86
Pennsylvania	37
South Carolina	32
Tennessee	27
Vermont	5
Virginia	36
West Virginia	2
Total	705

Operations
Management Structure
We conduct substantially all of our executive management, finance, marketing and operations support functions from our corporate headquarters in Syracuse, New York. Carrols Restaurant Group is led by our Chief Executive Officer and President, Daniel T. Accordino, who has over 40 years of Burger King and quick-service restaurant experience at our company.
Our operations for our restaurants are overseen by nine Regional Directors that have an average of over 27 years of Burger King restaurant experience. Ninety-six district managers support the Regional Directors in the management of our restaurants.
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
We typically replace the POS systems at restaurants we acquire shortly after acquisition and implement our POS, labor and inventory management systems. Our restaurants employ touch-screen POS systems that are designed to facilitate accuracy and speed of order taking. These systems are user-friendly, require limited cashier training and improve speed-of-service through the use of conversational order-taking techniques. The POS systems are integrated with PC-based applications at the restaurant and hosted systems at our corporate office that are designed to facilitate financial and management control of our restaurant operations.
Our restaurant systems provide daily tracking and reporting of traffic counts, menu item sales, labor and food data including costs and inventories, and other key operating metrics for each restaurant. We communicate electronically with our restaurants on a continuous basis via a high-speed data network, which enables us to collect this information for use in our corporate management systems in near real-time. Our corporate headquarters manages systems that support all of our accounting, operating and reporting systems. We also operate a 24-hour, seven-day help desk at our corporate headquarters that enables us to provide systems and operational support to our restaurant operations as required. Among other things, our restaurant information systems provide us with the ability to:

•	monitor labor utilization and sales trends on a real-time basis at each restaurant, enabling the restaurant manager to effectively manage to our established labor standards on a timely basis;

•	reduce inventory shrinkage using restaurant-level quantity-based inventory management systems and daily reporting of inventory variances;

•	analyze sales and product mix data to help restaurant managers forecast production levels;

•	monitor day-part drive-thru speed of service at each of our restaurants;

•	allow the restaurant manager to produce day-part labor schedules based on the restaurant's historical sales patterns;

•	systematically communicate human resource and payroll data to our administrative offices for efficient centralized management of labor costs and payroll processing;

•	employ centralized control over price, menu and inventory management activities at the restaurant utilizing the remote management capabilities of our systems;

•	take advantage of electronic commerce including our ability to place orders with suppliers and to integrate detailed invoice, receiving and product data with our inventory and accounting systems;

•	provide analyses, reporting and tools to enable all levels of management to review a wide-range of financial, product mix and operational data; and

•	systematically analyze and report on detailed transactional data to help detect and identify potential theft.
Critical information from our systems is available in near real-time to our restaurant managers, who are expected to react quickly to trends or situations in their restaurant. Our district managers also receive near real-time information for their respective restaurants and have access to key operating data on a remote basis using our corporate intranet-based reporting. Management personnel at all levels, from the restaurant manager through senior management, utilize key restaurant performance indicators that are also included in our restaurant-level incentive bonus plans.

Burger King Franchise Agreements
Each of our Burger King restaurants operates under a separate franchise agreement with BKC. Our franchise agreements with BKC generally require, among other things, that all restaurants comply with specified design criteria and operate in a prescribed manner, including utilization of the standard Burger King menu. In addition, our Burger King franchise agreements generally require that our restaurants conform to BKC's current image and provide for remodeling of our restaurants during the tenth year of the agreements to conform to such current image, which may require significant expenditures. These franchise agreements with BKC generally provide for an initial term of 20 years and currently have an initial franchise fee of $50,000. In the event that we terminate any franchise agreement and close the related BKC restaurant prior to the expiration of its term, we generally are required to pay BKC an amount based on the net present value of the royalty stream that would have been realized by BKC had such franchise agreement not been terminated. Any franchise agreement, including renewals, can be extended at our discretion for an additional 20-year term, with BKC's approval, provided that, among other things, the restaurant meets the current Burger King operating and image standards and that we are not in default under the terms of the franchise agreement. The franchise agreement fee for subsequent renewals is currently $50,000. BKC may terminate any of the franchise agreements if an act of default is committed by us under these agreements and such default is not cured. Defaults under the franchise agreements include, among other things, our failure to operate such Burger King restaurant in accordance with the operating standards and specifications established by BKC (including failure to use equipment, uniforms or decor approved by BKC), our failure to sell products approved or designated by BKC, our failure to pay royalties or advertising and sales promotion contributions as required, our unauthorized sale, transfer or assignment of such franchise agreement or the related restaurant, certain events of bankruptcy or insolvency with respect to us, conduct by us or our employees that has a harmful effect on the Burger King restaurant system, conviction of us or our executive officers for certain indictable offenses, our failure to maintain a responsible credit rating or the acquisition by us of an interest in any other hamburger restaurant business. At January 3, 2016, we were not in default under any of the franchise agreements with BKC.
In order to obtain a successor franchise agreement with BKC, a franchisee is typically required to make capital improvements to the restaurant to bring it up to BKC's current image standards. The cost of these improvements may vary widely depending upon the magnitude of the required changes and the degree to which we have made interim improvements to the restaurant. At January 3, 2016, we had 36 franchise agreements due to expire in 2016, 49 franchise agreements due to expire in 2017 and 29 franchise agreements due to expire in 2018. In recent years, the historical costs of improving our Burger King restaurants in connection with franchise renewals generally have ranged from $250,000 to $650,000 per restaurant. The average cost of our remodels to the 20/20 image in 2015 was approximately $450,000 per restaurant. The cost of remodels can vary depending upon the age and condition of the restaurant and the amount of new equipment needed. The cost of capital improvements made in connection with future franchise agreement renewals may differ substantially from past franchise renewals depending on the current image requirements established from time to time by BKC.
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
We evaluate the performance of our Burger King restaurants on an ongoing basis. Such evaluation depends on many factors, among other things, including our assessment of the anticipated future operating results of the subject restaurants and the cost of required capital improvements that we would need to commit for such restaurants. If we determine that a Burger King restaurant is under-performing, or that we do not anticipate an adequate return on the capital required to renew the franchise agreement, we may elect to close such restaurant. We may also relocate (offset) a restaurant within its trade area and build a new Burger King restaurant as part of the franchise renewal process. In 2015, we closed 23 restaurants. We currently do not expect to close any restaurants in 2016, excluding any relocation of existing restaurants. Our determination to close these restaurants is subject to further evaluation and may change. We may also elect to close additional restaurants in the future.
In addition to the initial franchise fee, we generally pay BKC a monthly royalty. The royalty rate for new restaurants and for successor franchise agreements is 4.5% of sales. Royalty payments for restaurants acquired from other franchisees are based on the terms of existing franchise agreements being acquired, and may be less than 4.5%. The royalty rate was increased from 3.5% to 4.5% of sales in 2000, and generally for restaurants that were in existence in 2000, becomes effective upon the renewal of the franchise agreement. Burger King royalties, as a percentage of our restaurant sales, were 4.2% in 2015, 2014 and 2013. We anticipate our Burger King royalties, as a percentage of our restaurant sales, will be 4.2% in 2016 as a result of the terms outlined above.
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
Advertising, Products and Promotion
BKC's marketing strategy is characterized by its HAVE IT YOUR WAY® service, TASTE IS KING® tag line, flame grilling, generous portions and competitive prices. Burger King restaurants feature flame-grilled hamburgers, the most popular of which is the Whopper® sandwich, a large, flame-grilled hamburger garnished with mayonnaise, lettuce, onions, pickles and tomatoes. The basic menu of all Burger King restaurants also includes a variety of hamburgers, chicken and other specialty sandwiches, french fries, soft drinks, salads, breakfast items, snacks, and other offerings. BKC and its franchisees have historically spent between 4% and 5% of their respective sales on marketing, advertising and promotion to sustain high brand awareness. BKC's marketing initiatives are designed to reach a diverse consumer base and BKC has continued to introduce a number of new and enhanced products to broaden menu offerings and drive customer traffic in all day parts.
We are generally required to contribute 4% of restaurant sales to an advertising fund utilized by BKC for its advertising, promotional programs and public relations activities. BKC's advertising programs consist of national campaigns supplemented by local advertising. BKC's advertising campaigns are generally carried on television, radio and in circulated print media (national and regional newspapers and magazines). As a percentage of our restaurant sales advertising expense was 3.8% in 2015, 4.0% in 2014 and 4.5% in 2013. For 2016 we anticipate advertising expense to range between 4.2% and 4.4% of restaurant sales.
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
In connection with BKC's 2011 initiatives to support the installation of digital menu boards, the introduction of new menu items and enhancements to the quality of our food preparation, BKC reduced the required advertising contribution by $5,400 per restaurant per year through 2015, for those restaurants whose expenditures included a digital menu board, and $3,000 per restaurant per year through 2015, for those restaurants whose expenditures excluded a digital menu board.
Suppliers
We are a member of a national purchasing cooperative, Restaurant Services, Inc., which we refer to as "RSI", created for the Burger King system. RSI is a non-profit independent purchasing cooperative that is responsible for sourcing our products and related supplies and managing relationships with approved distributors for the Burger King system. We use our purchasing power to negotiate directly with certain other vendors, to obtain favorable pricing and terms for supplying our restaurants. For our restaurants, we are required to purchase all of our foodstuffs, paper goods and packaging materials from BKC-approved suppliers at prices negotiated by RSI. We currently utilize three distributors, Maines Paper & Food Service, Inc., Reinhart Food Service L.L.C. and MBM Food Service Inc., to supply our restaurants with the majority of our foodstuffs and, as of January 3, 2016, such distributors supplied 39%, 33% and 28%, respectively, of our restaurants. We may purchase non-food items, such as kitchen utensils, equipment maintenance tools and other supplies, from any suitable source so long as such items meet BKC product uniformity standards. All BKC-approved distributors are required to purchase foodstuffs and supplies from BKC-approved manufacturers and purveyors. BKC is responsible for monitoring quality control and supervision of these manufacturers and conducts regular visits to observe the preparation of foodstuffs, and to run various tests to ensure that only quality foodstuffs are sold to its approved suppliers. In addition, BKC coordinates and supervises audits of approved suppliers and distributors to determine continuing product specification compliance and to ensure that manufacturing plant and distribution center standards are met. Although we believe that we have alternative sources of supply available to our restaurants, in the event any distributor or supplier for our restaurants was unable to service us, this could lead to a disruption of service or supply at our restaurants until a new distributor or supplier is engaged, which could have an adverse effect on our business.
Quality Assurance
Our operational focus is closely monitored to achieve a high level of customer satisfaction via speed of service, order accuracy and quality of service. Our senior management and restaurant management staffs are principally responsible for ensuring compliance with BKC's required operating procedures. We have uniform operating standards and specifications relating to the quality, preparation and selection of menu items, maintenance and cleanliness of the premises and employee conduct. In order to maintain compliance with these operating standards and specifications, we distribute to our restaurant operations management team detailed reports measuring compliance with various customer service standards and objectives, including feedback obtained directly from our customers through instructions given to them at the point of sale. The customer feedback is monitored by an independent agency and us and consists of evaluations of speed of service, quality of service, quality of our menu items and other operational objectives including the cleanliness of our restaurants. We also have our own staff that handle customer inquiries and complaints. The level of customer satisfaction is a key metric in our restaurant-level incentive bonus plans.
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
The Patient Protection and Affordable Care Act (the “Act”) required businesses employing fifty or more full-time equivalent employees to offer health care benefits to those full-time employees or be subject to an annual penalty. Those benefits must be provided under a health care plan which provides a certain minimum scope of health care services. The Act also limits the portion of the cost of the benefits which we can require employees to pay. Based on our enrollment history to date, approximately 15% of our approximately 1,300 eligible hourly employees have opted for coverage under our medical plan.
We are also subject to various federal, state and local environmental laws, rules and regulations. We believe that we conduct our operations in substantial compliance with applicable environmental laws and regulations. Our costs for compliance with environmental laws or regulations have not had a material adverse effect on our results of operations, cash flows or financial condition in the past.
Industry and Competition
The Restaurant Market. Restaurant sales historically have closely tracked several macroeconomic indicators and we believe that “away-from-home” food consumption will increase due to these trends in recent years. Historically, unemployment has been inversely related to restaurant sales and, as the unemployment rate decreases and disposable income increases, restaurant sales have increased. According to the U.S. Department of Agriculture, 2014 was the first year food away from home dollars surpassed at-home dining, with 50.1% of food dollars spent on food away from home and with total expenditures increasing 4.8% from 2013.
Quick-Service Restaurants. We operate in the hamburger category of the quick-service restaurant segment of the restaurant industry. Quick-service restaurants are distinguished by high speed of service and efficiency, convenience, limited menu and service, and value pricing. According to Nation's Restaurant News, 2014 U.S. foodservice sales for the Top 100 restaurant chains increased 4.6% from 2013 to $232.2 billion. Of this amount, the hamburger category represented $73.8 billion, or 31.8%, making it the largest category of the quick-service segment.
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
Employees
As of January 3, 2016, we employed approximately 20,350 persons of which approximately 150 were administrative personnel and approximately 20,200 were restaurant operations personnel. None of our employees are are unionized or covered by collective bargaining agreements. We believe that our overall relations with our employees are good.
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
Our franchise agreements typically have a 20-year term after which BKC's consent is required to receive a successor franchise agreement. Our franchise agreements with BKC that are set to expire over the next three years are as follows: 36 in 2016, 49 in 2017 and 29 in 2018.
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
As part of our strategy, we intend to pursue the acquisition of additional Burger King restaurants. Pursuant to the operating agreement between BKC and Carrols LLC, dated as of May 30, 2012, as amended on January 26, 2015 and December 17, 2015, BKC assigned to us its ROFR under its franchise agreements with its franchisees to purchase all of the assets of a restaurant or all or substantially all of the voting stock of the franchisee, whether direct or indirect, on the same terms proposed between such franchisee and a third party purchaser in 20 states as follows: Connecticut (except Hartford county), Delaware, Indiana, Kentucky, Maine, Maryland, Massachusetts (except for Middlesex, Norfolk and Suffolk counties), Michigan, New Hampshire, New Jersey, New York (except for Bronx, Kings, Nassau, New York, Queens, Richmond, Suffolk and Westchester counties), North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina, Vermont, Virginia, Washington DC, and West Virginia. In addition, pursuant to the operating agreement, BKC granted us, on a non-exclusive basis, franchise pre-approval to, among other things, acquire restaurants from Burger King franchisees in the DMAs until the date that we operate 1,000 Burger King restaurants. As part of the franchise pre-approval, BKC granted us pre-approval for acquisitions of restaurants from franchisees in the 20 states above subject to and in accordance with the terms of the operating agreement. Although we believe that opportunities for future acquisitions may be available from time to time, competition for acquisition candidates may exist or increase in the future. Consequently, there may be fewer acquisition opportunities available to us at an attractive acquisition price. There can be no assurance that we will be able to identify, acquire, manage or successfully integrate additional restaurants without substantial costs, delays or operational or financial problems. In the event we are able to acquire additional restaurants, the integration and operation of the acquired BKC restaurants may place significant demands on our management, which could adversely affect our ability to manage our existing restaurants. We may be required to obtain additional financing to fund future acquisitions. There can be no assurance that we will be able to obtain additional financing, if necessary, on acceptable terms or at all. Both our senior credit facility and the indenture governing the $200 million of 8% Senior Secured Second Lien Notes due 2022 (the "Notes") contain restrictive covenants that may prevent us from incurring additional debt to acquire additional Burger King restaurants.
We are required to make substantial capital expenditures in connection with the remodeling of our restaurants.
The remodeling of our Burger King restaurants pursuant to the agreed upon remodel plan set forth in the amended operating agreement as well as other remodeling commitments we have made to BKC in connection with our acquisitions may be substantially costlier than we currently anticipate. We may also incur substantial capital expenditures as a result of acquiring restaurants, including restaurants acquired by exercising the ROFR. If we are required to make greater than anticipated capital expenditures in connection with either or both of these activities, our business, financial condition and cash flows could be adversely affected. In addition, if we do not complete the required number of restaurant remodels contemplated in the amended operating plan, a suspension of our ROFR could occur. In addition, we may be required to obtain additional financing to fund the remodeling of our Burger King restaurants pursuant to the agreed upon remodel plan and there can be no assurance we will be able to obtain additional financing to fund our remodeling plans on acceptable terms or at all.
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
Negative publicity about food quality, illness, injury or other health concerns (including health implications of obesity) or similar issues stemming from one restaurant or a number of restaurants could materially adversely affect us, regardless of whether they pertain to our own restaurants, other Burger King restaurants, or to restaurants owned or operated by other companies. For example, health concerns about the consumption of beef, chicken or eggs or by specific events such as the outbreak of “mad cow” disease could lead to changes in consumer preferences, reduce consumption of our products and adversely affect our financial performance. These events could also reduce available supply or significantly raise the price of beef, chicken or eggs.
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
We may be subject to complaints, regulatory proceedings or litigation from guests or other persons alleging food-related illness, injuries suffered in our premises or other food quality, health or operational concerns, including environmental claims. In addition, in recent years a number of restaurant companies have been subject to lawsuits, including class action lawsuits, alleging, among other things, violations of federal and state law regarding workplace and employment matters, discrimination, harassment, wrongful termination and wage, rest break, meal break and overtime compensation issues and, in the case of quick service restaurants, alleging that they have failed to disclose the health risks associated with high fat or high sodium foods and that their marketing practices have encouraged obesity. We may also be subject to litigation or other actions initiated by governmental authorities or our employees, among others, based upon these and other matters. Adverse publicity resulting from such allegations or occurrences or alleged discrimination or other operating issues stemming from one or a number of our locations could adversely affect our business, regardless of whether the allegations are true, or whether we are ultimately held liable. Any cases filed against us could materially adversely affect us if we lose such cases and have to pay substantial damages or if we settle such cases. In addition, any such cases may materially and adversely affect our operations by increasing our litigation costs and diverting our attention and resources to address such actions. In addition, if a claim is successful, our insurance coverage may not cover or be adequate to cover all liabilities or losses and we may not be able to continue to maintain such insurance, or to obtain comparable insurance at a reasonable cost, if at all. If we suffer losses, liabilities or loss of income in excess of our insurance coverage or if our insurance does not cover such loss, liability or loss of income, there could be a material adverse effect on our results of operations.

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
We are a member of a national purchasing cooperative, Restaurant Services, Inc., which serves as the purchasing agent for approved distributors to the Burger King system. We are required to purchase all of our foodstuffs, paper goods and packaging materials from BKC-approved suppliers. We currently utilize three distributors for our restaurants, Maines Paper & Food Service, Inc., Reinhart Food Service L.L.C. and MBM Food Service Inc., to supply our restaurants in various geographical areas. As of January 3, 2016, such distributors supplied 39%, 33% and 28%, respectively of our restaurants. Although we believe that we have alternative sources of supply, in the event any distributors or suppliers are unable to service us, this could lead to a disruption of service or supply until a new distributor or supplier is engaged, which could have an adverse effect on our business.
If labor costs increase, we may not be able to make a corresponding increase in our prices and our operating results may be adversely affected.
Wage rates for a number of our employees are either at or slightly above the federal and or state minimum wage rates. As federal and/or state minimum wage rates increase, we may need to increase not only the wage rates of our minimum wage employees but also the wages paid to the employees at wage rates which are above the minimum wage, which will increase our costs. The extent to which we are not able to raise our prices to compensate for increases in wage rates, including increases in state unemployment insurance costs or other costs including mandated health insurance, could have a material adverse effect on our operating results. In addition, even if minimum wage rates do not increase, we may still be required to raise wage rates in order to compete for an adequate supply of labor for our restaurants.

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
At January 3, 2016, 19% of our restaurants were located in New York, 31% were located in Indiana, Ohio and Michigan and 27% of our restaurants were located in North Carolina and South Carolina. Therefore, the economic conditions, state and local government regulations, weather conditions or other conditions affecting New York, Indiana, Ohio, Michigan, North Carolina and South Carolina and other unforeseen events, including terrorism and other international conflicts may have a material impact on the success of our restaurants in those locations.
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
Our profitability and operating margins are dependent in part on our ability to anticipate and react to changes in food costs. Changes in the price or availability of certain food products could affect our ability to offer broad menu and price offerings to guests and could materially adversely affect our profitability and reputation. The type, variety, quality and price of beef, chicken, produce and cheese can be subject to change and to factors beyond our control, including weather, governmental regulation, availability and seasonality, each of which may affect our food costs or cause a disruption in our supply. Additionally, more extreme weather patterns in recent years have resulted in lower than normal levels of rainfall in key agricultural states such as California, impacting the price of water and the corresponding prices of food commodities grown in states facing drought conditions. Our food distributors or suppliers also may be affected by higher costs to produce and transport commodities used in our restaurants, higher minimum wage and benefit costs and other expenses that they pass through to their customers, which could result in higher costs for goods and services supplied to us. Although RSI is able to contract for certain food commodities for periods up to one year, the pricing and availability of some commodities used in our operations are not locked in for periods of longer than one week or at all. We do not currently use financial instruments to hedge our risk to market fluctuations in the price of beef, produce and other food products. We may not be able to anticipate and react to changing food costs through menu price adjustments in the future, which could negatively impact our results of operations.

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
Carrols is currently a guarantor under 30 Fiesta restaurant property leases and the primary lessee on five Fiesta restaurant property leases, and any default under such property leases by Fiesta may result in substantial liabilities to us.
Carrols currently is a guarantor under 30 Fiesta restaurant property leases. The Separation and Distribution Agreement, which we refer to as the "separation agreement", dated as of April 24, 2012 and entered into in connection with the spin-off among Carrols, Fiesta and us provides that the parties will cooperate and use their commercially reasonable efforts to obtain the release of such guarantees. Unless and until any such guarantees are released, Fiesta agrees to indemnify Carrols for any losses or liabilities or expenses that it may incur arising from or in connection with any such lease guarantees.
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
Our executive officers, directors and BKC together beneficially own approximately 25.0% of our outstanding common stock as of March 4, 2016 (assuming conversion of the Series A Preferred Stock). Due to the issuance of Series A Preferred Stock to BKC in connection with our 2012 acquisition, BKC beneficially owns approximately 20.8% of our common stock as of March 4, 2016 (assuming conversion of the Series A Preferred Stock). Our executive officers and directors (excluding directors affiliated with BKC) together beneficially own approximately 5.3% of our common stock outstanding as of March 4, 2016 (excluding conversion of the Series A Preferred Stock). As a result, our executive officers, directors and BKC, if they act as a group, will be able to significantly influence matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions such as mergers and acquisitions. The directors will have the authority to make decisions affecting our capital structure, including the issuance of additional debt and the declaration of dividends. BKC may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of us that other stockholders may view as beneficial, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately depress the market price of our common stock.
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
As a result of our substantial indebtedness, a significant portion of our cash flow will be required to pay interest and principal on our outstanding indebtedness, and we may not generate sufficient cash flow from operations, or have future borrowings available under our senior credit facility, to enable us to repay our indebtedness, including the Notes, or to fund other liquidity needs. As of January 3, 2016, we had approximately $209.2 million of total indebtedness outstanding consisting of $200.0 million of Notes, $1.2 million of lease financing obligations and $8.0 million of capital leases and other debt. At January 3, 2016, we had $16.6 million of borrowing availability under our senior credit facility (after reserving $13.4 million for letters of credit issued under our senior credit facility, which included amounts for anticipated claims from our renewals of workers' compensation and other insurance policies), which would effectively rank senior to the Notes. On February 12, 2016, we entered into an amendment to our senior credit facility to increase revolving credit borrowings by $25 million to $55 million (including $20.0 million available for letters of credit).
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
We expect to use cash flow from operations and revolving credit borrowings under our senior credit facility to meet our current and future financial obligations, including funding our operations, debt service, possible future acquisitions and capital expenditures (including restaurant remodeling). Our ability to make these payments depends on our future performance, which will be affected by financial, business, economic and other factors, many of which we cannot control. Our business may not generate sufficient cash flow from operations in the future, which could result in our being unable to repay indebtedness, or to fund other liquidity needs. If we do not have enough money, we may be forced to reduce or delay our business activities and capital expenditures (including our restaurant remodeling obligations), sell assets, obtain additional debt or equity capital or restructure or refinance all or a portion of our debt, including our senior credit facility and the Notes, on or before maturity. We cannot make any assurances that we will be able to accomplish any of these alternatives on terms acceptable to us, or at all. In addition, the terms of existing or future indebtedness, including the agreements for our senior credit facility, may limit our ability to pursue any of these alternatives.
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
On February 12, 2016 we entered into an amendment to our senior credit facility to increase revolving credit borrowings by $25 million to $55 million and reduced the interest rate for revolving credit borrowings. At January 3, 2016, we were in compliance with such covenants under our senior credit facility. Our ability to meet these financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet these tests.
These covenants limit our operational flexibility and could prevent us from taking advantage of business opportunities as they arise, growing our business or competing effectively. In addition, our senior credit facility required us to maintain specified financial ratios and satisfy other financial tests. Our ability to meet these financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet these tests.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
As of January 3, 2016, we owned 21 and leased 684 Burger King restaurant properties including three restaurants located in mall shopping centers and 21 co-branded locations. Thirteen of the 21 restaurant properties owned at January 3, 2016 were acquired in 2015 and we expect to sell those properties in sale-leaseback transactions in 2016 although there can be no assurance that all such transactions will be competed in 2016 or at all.
We typically enter into leases (including renewal options) ranging from 20 to 40 years. The average remaining term for all leases, including options, was approximately 21.8 years at January 3, 2016. Generally, we have been able to renew leases, upon or prior to their expiration, at the prevailing market rates, although there can be no assurance that this will continue to occur.
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
ITEM 3. LEGAL PROCEEDINGS
Litigation. On August 21, 2012 Alan Vituli, our former chairman and chief executive officer, filed an action in the Superior Court of the State of Delaware against us and Carrols. On October 1, 2013, Mr. Vituli filed an amended and supplemental complaint (the "Amended Complaint") which, among other things, added Fiesta, now an independent public company, but our indirect wholly-owned subsidiary for the time period at issue in the Amended Complaint, as a defendant. The Amended Complaint alleges, among other things, breach of Mr. Vituli's employment agreement with us, fraud, and fraudulent inducement in connection with Mr. Vituli’s departure as chief executive officer, chairman, and director of Carrols Restaurant Group and Carrols and as non-executive chairman and director of Fiesta, that he was wrongfully deprived of observer rights on the board of directors of Carrols Restaurant Group after his departure from such board and that he was underpaid a portion of his bonus for fiscal 2011. The relief sought by Mr. Vituli includes damages in excess of $3.55 million in the aggregate, unspecified consequential and punitive damages, attorney’s fees and costs and various requests for declaratory judgment. We filed a Motion for Summary Judgment seeking to dismiss the claims raised by Mr. Vituli. The Court’s decision on our Motion for Summary Judgment dismissed all but two claims, and Fiesta was removed as a defendant. The two remaining claims are the claim of fraudulent inducement in connection with Mr. Vituli’s departure as chief executive officer, chairman, and director of Carrols Restaurant Group and Carrols and as non-executive chairman and director of Fiesta and the claim of an additional bonus payment for 2011. We believe that that all of the remaining claims raised by Mr. Vituli are without merit. We will vigorously contest and defend against this action and Mr. Vituli’s claims.
We are a party to various other litigation matters that arise in the ordinary course of business. We do not believe that the outcome of any of these matters meet the disclosure or recognition standards, nor will they have a material adverse effect on our consolidated financial statements.

ITEM 4. MINE SAFETY DISCLOSURES
None.
PART II
ITEM  5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock trades on The NASDAQ Global Market under the symbol “TAST”. On March 4, 2016, there were 35,827,660 shares of our common stock outstanding held by 595 holders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our common stock whose shares are held in the names of various securities brokers, dealers, and registered clearing agencies. The closing price of our common stock on March 4, 2016 was $14.12.
The following table sets forth the range of high and low closing prices of our common stock for the periods indicated, as reported by The NASDAQ Global Market:

	Common Stock Price
	High	Low
Year Ended January 3, 2016
First Quarter	$8.80	$7.20
Second Quarter	10.72	8.17
Third Quarter	13.68	10.19
Fourth Quarter	12.67	11.00

Year Ended December 28, 2014
First Quarter	$7.95	$5.75
Second Quarter	7.56	6.26
Third Quarter	7.68	6.56
Fourth Quarter	7.86	6.97
Dividends
We did not pay any cash dividends during the fiscal years 2015 or 2014.We currently intend to continue to retain all available funds to fund the development and growth of our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future. In addition, we are a holding company and conduct all of our operations through our direct and indirect subsidiaries. As a result, for us to pay dividends, we need to rely on dividends or distributions to us from Carrols and indirectly from subsidiaries of Carrols. The indenture governing the Notes and our senior credit facility limit, and debt instruments that we and our subsidiaries may enter into in the future may limit, our ability to pay dividends to our stockholders.

Stock Performance Graph
The following graph compares from December 31, 2010 the cumulative total stockholder return on our common stock over the cumulative total returns of The NASDAQ Composite Index and a peer group, The S&P SmallCap 600 Restaurants Index. We have elected to use the S&P SmallCap 600 Restaurant Index in compiling our stock performance graph because we believe the S&P SmallCap 600 Restaurant Index represents a comparison to competitors with similar market capitalization as us. The following graph is based on the closing price of our common stock from December 31, 2010 through December 31, 2015.

* $100 invested on 12/31/2010 in stock or index, including reinvestment of dividends.

	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
Carrols Restaurant Group, Inc.	$100.00	$155.93	$289.34	$319.82	$369.17	$568.03
NASDAQ Composite	$100.00	$100.53	$116.92	$166.19	$188.78	$199.95
S&P SmallCap 600 Restaurants	$100.00	$97.32	$121.50	$182.66	$233.14	$224.29

ITEM 6. SELECTED FINANCIAL DATA
The information in the following table should be read together with "Financial Statements and Supplementary Data," and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. Reported amounts below present the historical operating results and cash flows of Fiesta for periods prior to May 7, 2012 as discontinued operations. On May 30, 2012, we acquired 278 restaurants from BKC. In 2014, we acquired 123 restaurants from other franchisees in five separate transactions and in 2015, we acquired 55 restaurants from other franchisees in eight separate transactions. The results of operations of the acquired restaurants are included in our consolidated operating results beginning the day following the closing of the respective acquisitions. These historical results are not necessarily indicative of the results to be expected in the future. Our fiscal years ended January 1, 2012, December 30, 2012, December 29, 2013, December 28, 2014 each contained 52 weeks. The fiscal year ended January 3, 2016 contained 53 weeks.

	Year Ended
	January 1, 2012	December 30, 2012	December 29, 2013	December 28, 2014	January 3, 2016
	(In thousands of dollars, except share and per share data)
Statements of operations data:
Restaurant sales	$347,518	$539,608	$663,483	$692,755	$859,004
Costs and expenses:
Cost of sales	103,860	172,698	201,532	209,664	240,322
Restaurant wages and related expenses (1)	109,155	169,857	208,404	219,718	267,950
Restaurant rent expense	22,665	37,883	47,198	48,865	58,096
Other restaurant operating expenses (1)	53,389	88,883	106,508	113,586	135,874
Advertising expense	14,424	22,257	29,615	27,961	32,242
General and administrative (1)(2)	20,982	36,085	37,228	40,001	50,515
Depreciation and amortization	16,058	26,321	33,594	36,923	39,845
Impairment and other lease charges	1,293	977	4,462	3,541	3,078
Other expense (income) (3)	(720)	(717)	17	47	(126)
Total operating expenses	341,106	554,244	668,558	700,306	827,796
Income (loss) from operations	6,412	(14,636)	(5,075)	(7,551)	31,208
Interest expense	7,353	12,764	18,841	18,801	18,569
Loss on extinguishment of debt	1,244	1,509	—	—	12,635
Income (loss) from continuing operations before income taxes	(2,185)	(28,909)	(23,916)	(26,352)	4
Provision (benefit) for income taxes	(1,661)	(10,093)	(10,397)	11,765	—
Net income (loss) from continuing operations	(524)	(18,816)	(13,519)	(38,117)	4
Income (loss) from discontinued operations, net of income taxes	11,742	(72)	—	—	—
Net income (loss)	$11,218	$(18,888)	$(13,519)	$(38,117)	$4
Per share data:
Basic and diluted net income (loss) per share:
Continuing operations	$(0.02)	$(0.83)	$(0.59)	$(1.23)	$0.00
Discontinued operations	$0.54	$0.00	$—	$—	$—
Weighted average shares used in computing net income (loss) per share:
Basic	21,677,837	22,580,468	22,958,963	30,885,275	34,958,847
Diluted	21,677,837	22,580,468	22,958,963	30,885,275	44,623,251

	Year Ended
	January 1, 2012	December 30, 2012	December 29, 2013	December 28, 2014	January 3, 2016
	(In thousands of dollars, except restaurant weekly sales data)
Other financial data:
Net cash provided from operating activities	$33,448	$18,207	$21,581	$14,707	$70,702
Total capital expenditures	27,771	37,642	50,486	52,010	56,848
Net cash used for investing activities	25,961	65,908	50,486	68,003	103,429
Net cash provided from (used for) financing activities	2,943	69,301	(1,083)	66,215	33,780
Operating Data:
Restaurants (at end of period)	298	572	564	674	705
Average number of restaurants	301.2	455.6	563.8	581.9	662.1
Average annual sales per restaurant (4)	1,153,778	1,184,286	1,176,806	1,190,505	1,274,372
Adjusted EBITDA (5)	25,448	24,972	34,271	36,008	76,737
Adjusted net income (loss) (5)	1,333	(13,529)	(10,753)	(10,408)	16,885
Restaurant-Level EBITDA (5)	44,025	52,415	70,226	72,961	124,520
Change in comparable restaurant sales (6)	(1.4)%	7.1%	1.0%	0.6%	7.4%
Balance sheet data (at end of period):
Total assets	$458,392	$346,256	$329,481	$364,573	$427,256
Working capital	(11,620)	7,478	(21,974)	(13,554)	(26,259)
Debt:
Senior and senior subordinated debt	267,375	150,000	150,000	150,000	200,000
Capital leases	1,144	10,295	9,336	8,694	8,006
Lease financing obligations	10,064	1,197	1,200	1,190	1,193
Total debt	$278,583	$161,492	$160,536	$159,884	$209,199
Stockholders’ equity	$59,157	$90,173	$77,204	$106,535	$107,999

(1)
The year ended January 1, 2012 included $458 of acquisition expenses in general and administrative expenses. For the year ended December 30, 2012 acquisition and integration expenses were included as follows: $1,800 in restaurant wages and related expenses, $2,585 in other restaurant operating expenses and $1,657 in general and administrative expenses. Acquisition expenses of $1,915 and $1,168 were included in general and administrative expense for the years ended December 28, 2014 and January 3, 2016, respectively.

(2)
General and administrative expenses include stock-based compensation expense for the year ended January 1, 2012, December 30, 2012, December 29, 2013, December 28, 2014 and January 3, 2016 of $1,037, $925, $1,205, $1,180 and $1,438, respectively.

(3)
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

(4)	Average annual sales per restaurant are derived by dividing restaurant sales by the average number of restaurants operating during the period on a 52-week basis.

(5)
EBITDA, Adjusted EBITDA, Restaurant-Level EBITDA and Adjusted net income (loss) are non-GAAP financial measures. EBITDA represents net income or loss from operations, before provision or benefit for income taxes, interest expense and depreciation and amortization. Adjusted EBITDA represents EBITDA adjusted to exclude impairment and other lease charges, acquisition costs, EEOC litigation and settlement costs, stock compensation expense and loss on extinguishment of debt. Restaurant-Level EBITDA represents income or loss from operations adjusted to exclude general and administrative expenses, depreciation and amortization, impairment and other lease charges, and other income or expense. Adjusted net income represents net income or loss adjusted to exclude loss on extinguishment of debt, impairment and other lease charges, acquisition costs and the establishment of a valuation allowance on our net deferred income tax assets in 2014.

We are presenting Adjusted EBITDA, Restaurant-Level EBITDA and Adjusted net income (loss) because we believe that they provide a more meaningful comparison than EBITDA and net income or loss of our core business operating results, as well as with those of other similar companies. Additionally, we present Restaurant-Level EBITDA because it excludes the impact of general and administrative expenses and other income or expense, which are not directly related to restaurant-level operations. Management believes that Adjusted EBITDA and Restaurant-Level EBITDA, when viewed with our results of operations in accordance with GAAP and the accompanying reconciliations on page 42, provide useful information about operating performance and period-over-period growth, and provide additional information that is useful for evaluating the operating performance of our core business without regard to potential distortions. Additionally, management believes that

Adjusted EBITDA and Restaurant-Level EBITDA permit investors to gain an understanding of the factors and trends affecting our ongoing cash earnings, from which capital investments are made and debt is serviced.
However, EBITDA, Adjusted EBITDA, Restaurant-Level EBITDA and Adjusted net income (loss) are not measures of financial performance or liquidity under GAAP and, accordingly, should not be considered as alternatives to net income or loss, income or loss from operations or cash flow from operating activities as indicators of operating performance or liquidity. Also, these measures may not be comparable to similarly titled captions of other companies. For the reconciliation between net income or loss to EBITDA, Adjusted EBITDA and Adjusted net income and the reconciliation of income or loss from operations to Restaurant-Level EBITDA, see page 42.
EBITDA, Adjusted EBITDA, Restaurant-Level EBITDA and Adjusted net income (loss) have important limitations as analytical tools. These limitations include the following:

•	EBITDA, Adjusted EBITDA and Restaurant-Level EBITDA do not reflect our capital expenditures, future requirements for capital expenditures or contractual commitments to purchase capital equipment;

•	EBITDA, Adjusted EBITDA and Restaurant-Level EBITDA do not reflect the interest expense or the cash requirements necessary to service principal or interest payments on our debt;

•
Although depreciation and amortization are non-cash charges, the assets that we currently depreciate and amortize will likely have to be replaced in the future, and EBITDA, Adjusted EBITDA and Restaurant-Level EBITDA do not reflect the cash required to fund such replacements; and

•
EBITDA, Adjusted EBITDA, Restaurant-Level EBITDA and Adjusted net income (loss) do not reflect the effect of earnings or charges resulting from matters that our management does not consider to be indicative of our ongoing operations. However, some of these charges (such as impairment and other lease charges and acquisition and integration costs) have recurred and may reoccur.

Reconciliations of EBITDA, Adjusted EBITDA and Adjusted net income (loss) to net income (loss) from continuing operations, and Restaurant-Level EBITDA to income (loss) from operations are as follows:

	Year Ended
Reconciliation of EBITDA and Adjusted EBITDA:	January 1, 2012	December 30, 2012	December 29, 2013	December 28, 2014	January 3, 2016
Net income (loss) from continuing operations	$(524)	$(18,816)	$(13,519)	$(38,117)	$4
Provision (benefit) for income taxes	(1,661)	(10,093)	(10,397)	11,765	—
Interest expense	7,353	12,764	18,841	18,801	18,569
Depreciation and amortization	16,058	26,321	33,594	36,923	39,845
EBITDA	21,226	10,176	28,519	29,372	58,418
Impairment and other lease charges	1,293	977	4,462	3,541	3,078
Acquisition and integration costs	458	6,042	—	1,915	1,168
EEOC litigation and settlement costs	190	5,343	85	—	—
Stock compensation expense	1,037	925	1,205	1,180	1,438
Loss on extinguishment of debt	1,244	1,509	—	—	12,635
Adjusted EBITDA	$25,448	$24,972	$34,271	$36,008	$76,737

Reconciliation of Restaurant-Level EBITDA:
Income (loss) from continuing operations	$6,412	$(14,636)	$(5,075)	$(7,551)	$31,208
Add:
Restaurant-level integration costs	—	4,385	—	—	—
General and administrative expenses	20,982	36,085	37,228	40,001	50,515
Depreciation and amortization	16,058	26,321	33,594	36,923	39,845
Impairment and other lease charges	1,293	977	4,462	3,541	3,078
Other expense (income)	(720)	(717)	17	47	(126)
Restaurant-Level EBITDA	$44,025	$52,415	$70,226	$72,961	$124,520

Reconciliation of Adjusted net income (loss):
Net income (loss)	$(524)	$(18,816)	$(13,519)	$(38,117)	$4
Add:
Loss on extinguishment of debt	1,244	1,509	—	—	12,635
Impairment and other lease charges	1,293	977	4,462	3,541	3,078
Acquisition and integration costs (7)	458	6,042	—	1,915	1,168
Income tax effect of adjustments (8)	(1,138)	(3,241)	(1,696)	(2,073)	—
Valuation allowance for deferred taxes	—	—	—	24,326	—
Adjusted net income (loss)	$1,333	$(13,529)	$(10,753)	$(10,408)	$16,885
Diluted adjusted net earnings (loss) per share (9)	$0.06	$(0.60)	$(0.47)	$(0.34)	$0.38

(6)	Restaurants are included in comparable restaurant sales after they have been open or owned for 12 months. Comparable restaurant sales are on a 53-week basis for the year ended January 3, 2016.

(7)
Acquisition and integration costs for the periods presented include primarily legal and professional fees incurred in connection with acquisitions as well as restaurant-level integration costs in 2012.

(8)
The income tax effect of the adjustments for impairment and other lease charges and acquisition and integration costs and, for the years ended December 30, 2012 and January 1, 2012, loss on extinguishment of debt, was calculated using an effective income tax rate of 38%. Adjustments for the year ended January 3, 2016 are not tax-effected due to the valuation allowance on all of our net deferred tax assets.

(9)	Diluted adjusted net earnings (loss) per share is calculated based on Adjusted net income (loss) and the dilutive weighted average common shares outstanding for each respective period.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
We use a 52-53 week fiscal year ending on the Sunday closest to December 31. The fiscal year ended January 3, 2016 contained 53 weeks and the fiscal years ended December 28, 2014 and December 29, 2013 each contained 52 weeks.
Introduction
We are a holding company and conduct all of our operations through our direct and indirect subsidiaries, Carrols and Carrols LLC, and have no assets other than the shares of capital stock of Carrols, our direct wholly-owned subsidiary. The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) is written to help the reader understand our company. The MD&A is provided as a supplement to, and should be read in conjunction with our Consolidated Financial Statements and the accompanying consolidated financial statement footnotes appearing elsewhere in this Annual Report on Form 10-K. The overview provides our perspective on the individual sections of MD&A, which include the following:
Company Overview—a general description of our business and our key financial measures.
Recent and Future Events Affecting Our Results of Operations—a description of recent events that affect, and future events that may affect, our results of operations.
Results of Operations—an analysis of our results of operations for the years ended January 3, 2016, December 28, 2014 and December 29, 2013 including a review of the material items and known trends and uncertainties.
Liquidity and Capital Resources—an analysis of historical information regarding our sources of cash and capital expenditures, the existence and timing of commitments and contingencies, changes in capital resources and a discussion of cash flow items affecting liquidity.
Application of Critical Accounting Policies—an overview of accounting policies requiring critical judgments and estimates.
Company Overview
We are one of the largest restaurant companies in the United States and have been operating restaurants for more than 50 years. We are the largest Burger King® franchisee in the United States, based on number of restaurants, and have operated Burger King restaurants since 1976. As of January 3, 2016, we operated 705 Burger King restaurants in 16 states. During the year ended January 3, 2016 we acquired 55 Burger King restaurants in eight separate transactions, which we refer to as the "2015 acquired restaurants". During the year ended December 28, 2014 we acquired 123 Burger King restaurants in five separate transactions, which we refer to as the “2014 acquired restaurants”. On May 30, 2012, we acquired 278 restaurants from BKC, which we refer to as the “2012 acquired restaurants”, including BKC’s assignment of its right of first refusal on franchisee restaurant sales in 20 states (the “ROFR”). As of January 3, 2016 we were operating 246 of the 2012 acquired restaurants. All of our other Burger King restaurants are referred to as our "legacy restaurants".
The following is an overview of the key financial measures discussed in our results of operations:

•
Restaurant sales consist of food and beverage sales at our restaurants, net of discounts and excluding sales tax collected. Restaurant sales are influenced by changes in comparable restaurant sales, menu price increases, new restaurant development and the closures of restaurants. Restaurants, including restaurants we acquire, are included in comparable restaurant sales after they have been open or owned for 12 months. For comparative purposes, where applicable, the calculation of the changes in comparable restaurant sales is based either on a 53-week or 52-week year.

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

•
General and administrative expenses are comprised primarily of (1) salaries and expenses associated with corporate and administrative functions that support the development and operations of our restaurants, (2) legal, auditing and other professional fees, (3) acquisition costs and (4) stock-based compensation expense.

•
EBITDA, Adjusted EBITDA, Restaurant-Level EBITDA and Adjusted net income (loss). EBITDA, Adjusted EBITDA, Restaurant-Level EBITDA and Adjusted net income (loss) are non-GAAP financial measures. EBITDA represents net income or loss from operations, before provision or benefit for income taxes, interest expense and depreciation and amortization. Adjusted EBITDA represents EBITDA adjusted to exclude impairment and other lease charges, acquisition costs, EEOC litigation and settlement costs, stock compensation expense and loss on extinguishment of debt. Restaurant-Level EBITDA represents income or loss from operations adjusted to exclude general and administrative expenses, depreciation and amortization, impairment and other lease charges, and other income or expense. Adjusted net income represents net income or loss adjusted to exclude loss on extinguishment of debt, impairment and other lease charges, acquisition costs and the establishment of a valuation allowance on our net deferred income tax assets in 2014.

We are presenting Adjusted EBITDA, Restaurant-Level EBITDA and Adjusted net income (loss) because we believe that they provide a more meaningful comparison than EBITDA and net income or loss of our core business operating results, as well as with those of other similar companies. Additionally, we present Restaurant-Level EBITDA because it excludes the impact of general and administrative expenses and other income or expense, which are not directly related to restaurant-level operations. Management believes that Adjusted EBITDA and Restaurant-Level EBITDA, when viewed with our results of operations in accordance with GAAP and the accompanying reconciliations on page 42, provide useful information about operating performance and period-over-period growth, and provide additional information that is useful for evaluating the operating performance of our core business without regard to potential distortions. Additionally, management believes that Adjusted EBITDA and Restaurant-Level EBITDA permit investors to gain an understanding of the factors and trends affecting our ongoing cash earnings, from which capital investments are made and debt is serviced.
However, EBITDA, Adjusted EBITDA, Restaurant-Level EBITDA and Adjusted net income are not measures of financial performance or liquidity under GAAP and, accordingly, should not be considered as alternatives to net income or loss, income or loss from operations or cash flow from operating activities as indicators of operating performance or liquidity. Also, these measures may not be comparable to similarly titled captions of other companies. For the reconciliation between net income or loss to EBITDA, Adjusted EBITDA and Adjusted net income and the reconciliation of income or loss from operations to Restaurant-Level EBITDA, see page 42.
EBITDA, Adjusted EBITDA, Restaurant-Level EBITDA and Adjusted net income have important limitations as analytical tools. These limitations include the following:

•	EBITDA, Adjusted EBITDA and Restaurant-Level EBITDA do not reflect our capital expenditures, future requirements for capital expenditures or contractual commitments to purchase capital equipment;

•	EBITDA, Adjusted EBITDA and Restaurant-Level EBITDA do not reflect the interest expense or the cash requirements necessary to service principal or interest payments on our debt;

•
Although depreciation and amortization are non-cash charges, the assets that we currently depreciate and amortize will likely have to be replaced in the future, and EBITDA, Adjusted EBITDA and Restaurant-Level EBITDA do not reflect the cash required to fund such replacements; and

•
EBITDA, Adjusted EBITDA, Restaurant-Level EBITDA and Adjusted net income do not reflect the effect of earnings or charges resulting from matters that our management does not consider to be indicative of our ongoing operations. However, some of these charges (such as impairment and other lease charges and acquisition costs) have recurred and may reoccur.

•
Depreciation and amortization primarily includes the depreciation of fixed assets, including equipment, owned buildings and leasehold improvements utilized in our restaurants, the amortization of franchise rights from our acquisitions of Burger King restaurants and the amortization of franchise fees paid to BKC.

•
Impairment and other lease charges are determined through our assessment of the recoverability of property and equipment and intangible assets by determining whether the carrying value of these assets can be recovered over their respective remaining lives through undiscounted future operating cash flows. A potential impairment charge is evaluated whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable. Lease charges are recorded for our obligations under the related leases for closed locations net of estimated sublease recoveries. At January 3, 2016, there are $2.1 million of lease charges accrued for closed locations.

•
Interest expense consists primarily of interest expense associated with our $200.0 million of 8% Senior Secured Second Lien Notes due 2022 (the "8% Notes"), our prior 11.25% Senior Secured Second Lien Notes due 2018 (the "11.25% Notes"), amortization of deferred financing costs and interest on revolving credit borrowings under our senior credit facility.

Recent and Future Events Affecting our Results of Operations
Refinancing of Indebtedness and Amendment to Our Senior Credit Facility
On April 29, 2015, we issued $200 million of 8% Notes and used a portion of the net proceeds to repurchase and redeem all of our $150 million of outstanding 11.25% Notes tendered pursuant to a cash tender offer and redemption and to pay related fees and expenses. We received net proceeds of approximately $35.2 million which were used for working capital and general corporate purposes, capital expenditures to remodel our restaurants and subsequent restaurant acquisitions.
On February 12, 2016, we entered into an amendment to our senior credit facility to increase revolving credit borrowings by $25 million to $55 million (including $20.0 million available for letters of credit). The amendment also extended the maturity date of the senior credit facility to February 12, 2021 and reduced the interest rate for revolving credit borrowings to, at our option, (i) the alternate base rate plus the applicable margin of 1.75% to 2.75% based on our adjusted leverage ratio, or (ii) the LIBOR rate plus the applicable margin of 2.75% to 3.75% based on our adjusted leverage ratio (all as defined under the amended credit agreement).
See "—Liquidity and Capital Resources" for a discussion of the 8% Notes and our senior credit facility, as amended.

Burger King Restaurant Acquisitions
From the beginning of 2014 through January 3, 2016, we have acquired 178 restaurants from other franchisees in the following transactions ($ in thousands):

Closing Date		Number of Restaurants	Purchase Price	Number of Fee-Owned Restaurants	Market Location
April 30, 2014	(1)	4	$681		Fort Wayne, Indiana
June 30, 2014	(1)	4	3,819	1	Pittsburgh, Pennsylvania
July 22, 2014		21	8,609		Rochester, New York and Southern Tier of Western New York
October 8, 2014	(1)	30	20,330	12	Wilmington and Greenville, North Carolina
November 4, 2014		64	18,761		Nashville, Tennessee; Indiana and Illinois
March 31, 2015		4	794		Northern Vermont
August 4, 2015	(1)	5	663		Charlotte, North Carolina
October 1, 2015	(1)	5	5,044	1	Wheeling, West Virginia
October 20, 2015		1	709		Kalamazoo, Michigan
November 17, 2015		2	618		Evansville, Indiana
November 17, 2015		6	10,945	5	Evansville, Indiana
December 1, 2015	(1)	23	26,175	10	Detroit, Michigan
December 8, 2015		9	7,802		Northern New Jersey
		178	$104,950	29

(1)	Acquisitions resulting from the exercise of our ROFR.
The 2015 acquisitions included 16 fee-owned properties of which three have been subsequently sold in sale-leaseback transactions in 2015 for net proceeds of $4.3 million. The remaining 13 acquired fee-owned properties valued at $18.3 million are expected to be sold in sale-leaseback transactions in 2016, although there can be no assurance that all of such transactions will be completed in 2016 or at all.
The pro forma impact on the results of operations for the 2015 acquisitions is included below. The pro forma results of operations are not necessarily indicative of the results that would have occurred had the acquisitions been consummated at the beginning of the periods presented, nor are they necessarily indicative of any future consolidated operating results. This pro forma financial information does not give effect to any anticipated synergies, operating efficiencies or cost savings or any transaction costs related to the 2015 acquired restaurants. The following table summarizes certain pro forma financial information related to our 2015 operating results (a 53-week fiscal year):

Year Ended
January 3, 2016
Restaurant sales	$918,456
Income from operations	$37,651
Adjusted EBITDA	$84,162

On February 23, 2016, we acquired 12 restaurants in central Pennsylvania through the exercise of our ROFR for $7.1 million.
Capital Expenditures and Remodeling Commitment with BKC
On December 17, 2015, we and BKC entered into the Second Amendment to Operating Agreement (the "Amendment"), which amended the operating agreement and a subsequent amendment to the operating agreement, previously entered into between us and BKC in connection with our acquisition of 278 Burger King restaurants from BKC in 2012. As amended, the operating agreement requires that we will remodel to BKC's current 20/20 image a cumulative total of 455 restaurants by December 31, 2016. As of January 3, 2016 we had remodeled a total of 378 restaurants associated with this requirement. In addition, under a separate agreement we have agreed to remodel 46 restaurants acquired in 2014 over a five year period beginning in 2014 and at January 3, 2016 we had remodeled a total of 18 restaurants associated with this agreement. At January 3, 2016 we had 432 restaurants with the 20/20 restaurant image including restaurants we have acquired. The Amendment also requires us to open new restaurants totaling at least 10% of the number of restaurants that we acquire in 2016 and 2017 by December 31, 2017.
In 2016, we anticipate that total capital expenditures will range from $75 million to $85 million, although the actual amount of capital expenditures may differ from these estimates. Capital expenditures in 2016 include remodeling 80 to 90 restaurants to the BKC 20/20 image standard at an approximate average cost of $480,000 per restaurant, rebuilding 4 to 6 restaurants and the construction of 6 to 8 new restaurants, of which 4 to 5 restaurants will be relocated within their respective markets, at an average cost of $1,200,000 per restaurant, which excludes the cost of land. Capital expenditures in 2016 also include approximately $6 million for the replacement of restaurant-level back of house systems and equipment, approximately $8 million for ongoing restaurant maintenance capital expenditures and the carryover of approximately $13 million for remodeling projects begun in the fourth quarter of 2015. We will review on an ongoing basis our future remodel and development plans in relation to our available capital resources and alternate investment opportunities.
Future Restaurant Closures
We evaluate the performance of our restaurants on an ongoing basis including an assessment of the current and future operating results of the restaurant in relation to its cash flow and future occupancy costs, and with regard to franchise agreement renewals, the cost of required capital improvements. We may elect to close restaurants based on these evaluations.
In 2015, we closed 23 restaurants and sold one restaurant. We may incur lease charges in the future from closures of underperforming restaurants prior to the expiration of their contractual lease term. We currently do not anticipate closing any restaurants in 2016, other than restaurants relocated within their market area. Our determination of whether to close restaurants in the future is subject to further evaluation and may change.
We do not believe that the future impact on our results of operations due to restaurant closures will be material, although there can be no assurance in this regard.
Valuation of Deferred Income Tax Assets
We perform an assessment of positive and negative evidence regarding the realization of our net deferred income tax assets as required by ASC 740. Under ASC 740, the weight given to negative and positive evidence is commensurate only to the extent that such evidence can be objectively verified. ASC 740 also prescribes that objective historical evidence, in particular that our three-year cumulative loss position, be given greater weight than subjective evidence, including our forecasts of future taxable income, which include assumptions that cannot be objectively verified. We considered all available positive and negative evidence and have determined, based on the required weight of that evidence under ASC 740, that a valuation allowance was needed for all of our net deferred income tax assets at January 3, 2016 and December 28, 2014. We recorded income tax expense of $24.3 million in 2014 associated with the initial establishment of this valuation reserve. During the year ended January 3, 2016, we established an additional valuation allowance of $3.0 million related to the change in our net deferred income tax assets in 2015.
We believe that it is likely that our federal net operating loss carryforwards included in our deferred tax assets will be utilized in the future as they do not begin to expire until 2033, although no assurance of this can be provided. However, the valuation allowance on our net deferred tax assets was required based on the relevant accounting literature which does not permit us to consider our projection of future taxable income as more persuasive evidence than our recent operating losses when assessing recoverability.
As of January 3, 2016, we had federal net operating loss carryforwards of approximately $50.6 million. As a result of the net deferred tax asset valuation allowance established in 2014, we did not record any income tax expense in 2015 and do not anticipate recognizing any income tax expense or benefit in 2016.

Effect of Minimum Wage Increases
Certain of the states and municipalities in which we operate have increased their minimum wage rates for 2016 and in many cases have also approved additional increases for future periods. Most notably, New York State has increased the minimum wage applicable to our business to $9.75 an hour in 2016 (from $8.75 an hour in 2015) with subsequent annual increases reaching $15.00 an hour by July 1, 2021. We had 133 restaurants in New York State at January 3, 2016. We typically attempt to offset the effects of wage inflation, at least in part, through periodic menu price increases. However, no assurance can be given that we will be able to offset these wage increases in the future.
Results of Operations
The following table sets forth, for the years ended January 3, 2016, December 28, 2014, and December 29, 2013 selected operating results as a percentage of total restaurant sales:

	Year Ended
	January 3, 2016	December 28, 2014	December 29, 2013
Costs and expenses (all restaurants):
Cost of sales	28.0%	30.3%	30.4%
Restaurant wages and related expenses	31.2%	31.7%	31.4%
Restaurant rent expense	6.8%	7.1%	7.1%
Other restaurant operating expenses	15.8%	16.4%	16.1%
Advertising expense	3.8%	4.0%	4.5%
General and administrative expenses	5.9%	5.8%	5.6%
Fiscal 2015 compared to Fiscal 2014
In 2015, we acquired 55 restaurants from other franchisees, closed 23 restaurants and sold one restaurant.
Restaurant Sales. Total restaurant sales in 2015 increased 24.0% to $859.0 million from $692.8 million in 2014. Comparable restaurant sales (on a 53-week basis) increased 7.4% due to an increase in average check of 3.5% and increase in customer traffic of 3.9%. The effect of menu price increases in 2015 was approximately 2.9%. Comparable restaurant sales (on a 53-week basis) increased 6.6% at our legacy restaurants and increased 8.5% at our 2012 acquired restaurants. Sales from the restaurants we acquired in 2014 and 2015 were $157.6 million in 2015. The extra week in 2015 had restaurant sales of $16 million.
Operating Costs and Expenses (percentages stated as a percentage of total restaurant sales unless otherwise noted). Cost of sales decreased to 28.0% in 2015 from 30.3% in 2014 due primarily to lower commodity costs (1.5%), which included a 9.4% decrease in beef prices compared to the prior year, the continued improvement in restaurant-level food and cash controls at our acquired restaurants (0.4%) and the effect of menu price increases.
Restaurant wages and related expenses decreased to 31.2% in 2015 from 31.7% in 2014 due to leveraging fixed labor costs from higher sales volumes and lower workers compensation claims (0.2%), partially offset by higher restaurant-level incentive bonus accruals.
Restaurant rent expense decreased to 6.8% in 2015 from 7.1% in 2014 due in part to the closure of 36 restaurants with lower sales volumes since the beginning of 2014 and the effect of higher sales volumes on fixed rental costs.
Other restaurant operating expenses decreased to 15.8% in 2015 from 16.4% in 2014 due primarily to lower utility costs (0.3%), lower general liability insurance claims and the effect of higher sales volumes on fixed operating costs.
Advertising expense decreased to 3.8% in 2015 from 4.0% in 2014 due primarily to reduced spending for additional local advertising in many of our markets.
Restaurant-Level EBITDA. As a result of the factors above and the acquisition of 178 restaurants in 2014 and 2015, and an additional $4.4 million from the extra week in 2015, excluding general and administrative costs of $0.4 million in the extra week, Restaurant-Level EBITDA increased to $124.5 million in 2015 compared to $73.0 million in 2014. For a reconciliation between income (loss) from operations to Restaurant-Level EBITDA see page 42.

	Year ended
	January 3, 2016	% (1)	December 28, 2014	% (1)
	(in thousands of dollars)
Restaurant Sales:
Legacy restaurants	$392,754		$367,828
2012 acquired restaurants	308,700		290,945
2014 and 2015 acquired restaurants	157,550		33,982
Total	$859,004		$692,755

Restaurant-Level EBITDA and Margin:
Legacy restaurants	$65,509	16.7%	$48,701	13.2%
2012 acquired restaurants	41,584	13.5%	22,022	7.6%
2014 and 2015 acquired restaurants	17,427	11.1%	2,238	6.6%
Total	$124,520	14.5%	$72,961	10.5%
(1) Restaurant-Level EBITDA margin is calculated as a percentage of restaurant sales for each respective group of restaurants.
Restaurant-Level EBITDA margin increased by 3.5% at our legacy restaurants due to lower commodity costs, lower utility costs and leveraging fixed operating costs from a 6.6% increase in comparable restaurant sales in 2015.
Restaurant-Level EBITDA margin increased 5.9% at our 2012 acquired restaurants due to similar factors as our legacy restaurants including leveraging higher sales volumes from a comparable restaurant sales increase of 8.5% in 2015, as well as the closure of 24 underperforming restaurants acquired in 2012 since the beginning of 2014 and the continued improvement in food and cash controls.
Restaurant-Level EBITDA margin for our 2014 and 2015 acquired restaurants was 11.1% in 2015 and was higher than in 2014 due primarily to similar factors as our other restaurants including leveraging higher sales volumes from a comparable restaurant sales increase in 2015 of 5.9% for the 2014 acquired restaurants and continued improvement in food and cash controls.
General and Administrative Expenses. General and administrative expenses increased $10.5 million in 2015 to $50.5 million and, as a percentage of total restaurant sales, increased to 5.9% in 2015 from 5.8% in 2014 due to higher administrative bonuses of $6.7 million and incremental field management and training costs associated with the 2014 and 2015 acquired restaurants.
Adjusted EBITDA. As a result of the factors above Adjusted EBITDA more than doubled to $76.7 million in 2015 from $36.0 million in 2014. For a reconciliation between net income (loss) and EBITDA and Adjusted EBITDA see page 42.
Depreciation and Amortization. Depreciation and amortization expense increased to $39.8 million in 2015 from $36.9 million in 2014 due primarily our restaurant remodeling initiatives and the restaurants acquired in 2014 and 2015.
Impairment and Other Lease Charges. Impairment and other lease charges were $3.1 million in 2015 and were comprised of $1.6 million of estimated future rent payments and other lease related charges due to the closure of underperforming restaurants, $0.2 million of initial impairment charges associated with two underperforming restaurants and $1.3 million of impairment charges associated with capital expenditures at previously impaired restaurants.
Interest Expense. Interest expense decreased to $18.6 million in 2015 from $18.8 million in 2014 due to our refinancing in the second quarter of 2015. The weighted average interest rate on our long-term debt, excluding lease financing obligations, was 8.9% in 2015 compared to 11.2% in 2014.

Income Taxes. Due to the valuation allowance established in 2014 on all of our deferred income tax assets as discussed above, we did not record any income tax expense in 2015.

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
Net Income (Loss). As a result of the above, net income was four thousand dollars in 2015, or $0.00 per diluted share, compared to a net loss of $38.1 million in 2014, or $1.23 per diluted share.
Fiscal 2014 Compared to Fiscal 2013
In 2014, we acquired 123 restaurants from other franchisees, opened one new restaurant which was relocated within its market area and closed thirteen restaurants, excluding the relocated restaurant.
Restaurant Sales. Total restaurant sales in 2014 increased 4.4% to $692.8 million from $663.5 million in 2013. Comparable restaurant sales (on a 52-week basis) increased 0.6% due to an increase in average check of 4.5%, which was partially offset by a decrease in customer traffic of 3.9%. The effect of menu price increases in 2014 was approximately 2.1%. Comparable restaurant sales (on a 52-week basis) increased 0.7% at our legacy restaurants and increased 0.5% at our 2012 acquired restaurants. Sales from the restaurants we acquired in 2014 were $34.0 million in 2014.
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
Restaurant-Level EBITDA margin decreased 1.2% at our legacy restaurants due primarily to higher beef costs, higher labor rates and higher unemployment taxes. Restaurant-Level EBITDA margin increased 1.7% at our 2012 acquired restaurants due primarily to improvements in food and cash controls noted above and the closure of fourteen lower-volume restaurants since the beginning of 2013, partially offset by higher beef costs.
General and Administrative Expenses. General and administrative expenses increased $2.8 million in 2014 to $40.0 million and, as a percentage of total restaurant sales, increased to 5.8% in 2014 from 5.6% in 2013. The increase in general and administrative expenses was due primarily to $1.9 million of acquisition and integration costs related to the 2014 acquisitions, higher district manager salaries and related training and travel costs of $1.0 million primarily related to the acquisition of 123 restaurants in 2014, offset by lower administrative bonuses of $2.7 million. General and administrative expenses in 2014 also were higher than 2013 due to amounts earned under the Transition Services Agreement of $3.4 million in 2013 for transitional services to Fiesta which ended in the fourth quarter of 2013.
Adjusted EBITDA. As a result of the factors above Adjusted EBITDA was $36.0 million in 2014 compared to $34.3 million in 2013. For a reconciliation between net income (loss) and EBITDA and Adjusted EBITDA see page 42.
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
Net Loss. As a result of the foregoing, net loss was $38.1 million in 2014, or $1.23 per diluted share, compared to a net loss of $13.5 million in 2013, or $0.59 per diluted share.

Reconciliations of net income (loss) to EBITDA, Adjusted EBITDA and Adjusted net income (loss) and income (loss) from operations to Restaurant-Level EBITDA for the years ended January 3, 2016, December 28, 2014, and December 29, 2013 are as follows (in thousands):

	Year Ended
	January 3, 2016	December 28, 2014	December 29, 2013
Reconciliation of EBITDA and Adjusted EBITDA:
Net income (loss)	$4	$(38,117)	$(13,519)
Provision (benefit) for income taxes	—	11,765	(10,397)
Interest expense	18,569	18,801	18,841
Depreciation and amortization	39,845	36,923	33,594
EBITDA	58,418	29,372	28,519
Impairment and other lease charges	3,078	3,541	4,462
Acquisition costs (1)	1,168	1,915	—
EEOC litigation and settlement costs	—	—	85
Stock compensation expense	1,438	1,180	1,205
Loss on extinguishment of debt	12,635	—	—
Adjusted EBITDA	$76,737	$36,008	$34,271

Reconciliation of Restaurant-Level EBITDA:
Income (loss) from operations	$31,208	$(7,551)	$(5,075)
Add:
General and administrative expenses	50,515	40,001	37,228
Depreciation and amortization	39,845	36,923	33,594
Impairment and other lease charges	3,078	3,541	4,462
Other expense (income)	(126)	47	17
Restaurant-Level EBITDA	$124,520	$72,961	$70,226

Reconciliation of Adjusted net income (loss):
Net income (loss)	$4	$(38,117)	$(13,519)
Add:
Loss on extinguishment of debt	12,635	—	—
Impairment and other lease charges	3,078	3,541	4,462
Acquisition costs (1)	1,168	1,915	—
Income tax effect of adjustments (2)	—	(2,073)	(1,696)
Valuation allowance for deferred taxes	—	24,326	—
Adjusted net income (loss)	$16,885	$(10,408)	$(10,753)
Diluted adjusted net earnings (loss) per share (3)	$0.38	$(0.34)	$(0.47)

(1)
Acquisition costs for the periods presented include primarily legal and professional fees incurred in connection with the 2015 and 2014 acquisitions of $1.2 million and $1.9 million, respectively, were included in general and administrative expense.

(2)
The income tax effect of the adjustments for impairment and other lease charges and acquisition costs was calculated using an effective income tax rate of 38%. Adjustments for the year ended January 3, 2016 are not tax-effected due to the valuation allowance on all of our net deferred tax assets.

(3)	Diluted adjusted net earnings (loss) per share is calculated based on Adjusted net income (loss) and the diluted weighted average common shares outstanding for the respective periods.

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
On February 12, 2016, we entered into an amendment to our senior credit facility to increase revolving credit borrowings by $25 million to $55 million (including $20.0 million available for letters of credit). The amendment also extended the maturity date of the senior credit facility to February 12, 2021 and reduces by .25% the interest rate for revolving credit borrowings to, at our option, (i) the alternate base rate plus the applicable margin of 1.75% to 2.75% based on our adjusted leverage ratio, or (ii) the LIBOR rate plus the applicable margin of 2.75% to 3.75% based on our adjusted leverage ratio (all as defined under the amended credit agreement). At February 12, 2016, the Company's LIBOR rate margin was 2.75% based on our Adjusted Leverage Ratio at the end of fiscal 2015.
Interest payments under our debt obligations, capital expenditures, including our commitment to BKC to remodel restaurants in 2016, payments of royalties and advertising to BKC and payments related to our lease obligations represent significant liquidity requirements for us as well as any discretionary expenditures for the acquisition of additional Burger King restaurants. We believe cash generated from our operations and availability of revolving credit borrowings under our amended senior credit facility will provide sufficient cash availability to cover our anticipated working capital needs, capital expenditures and debt service requirements for the next twelve months.
Operating activities. Net cash provided from operating activities for the years ended January 3, 2016, December 28, 2014 and December 29, 2013 was $70.7 million, $14.7 million and $21.6 million, respectively. Net cash provided by operating activities in 2015 increased by $56.0 million compared to 2014 due primarily to an increase in net income of $38.1 million and $15.1 million in cash provided from the change in the components of working capital, due in part by higher incentive bonus accruals at January 3, 2016.
Net cash provided from operating activities in 2014 decreased by $6.9 million compared to 2013 due primarily to payments of $6.3 million received from Fiesta Restaurant Group in 2013 for administrative services that were discontinued in 2013 and $1.7 million of non-recurring net income tax refunds in 2013.
Investing activities. Net cash used for investing activities from continuing operations for the years ended January 3, 2016, December 28, 2014 and December 29, 2013 was $103.4 million, $68.0 million and $50.5 million, respectively.
As discussed above, in 2015, we acquired 55 Burger King® restaurants from other franchisees in eight separate acquisitions for an aggregate cash purchase price of $52.8 million. In 2014, we acquired 123 Burger King® restaurants from other franchisees in five separate acquisitions for an aggregate cash purchase price of $52.2 million.
Capital expenditures are a large component of our investing activities and include: (1) new restaurant development, which may include the purchase of real estate; (2) restaurant remodeling, which includes the renovation or rebuilding of the interior and exterior of our existing restaurants, including expenditures associated with our commitments to BKC to remodel restaurants to the 20/20 image and franchise agreement renewals; (3) other restaurant capital expenditures, which include capital maintenance expenditures for the ongoing reinvestment and enhancement of our restaurants, and from time to time, to support BKC’s initiatives; and (4) corporate and restaurant information systems, including expenditures for our point-of-sale software for restaurants that we acquire.

The following table sets forth our capital expenditures for the periods presented (dollar amounts in thousands):

Year Ended January 3, 2016:
New restaurant development	$574
Restaurant remodeling	41,582
Other restaurant capital expenditures	10,772
Corporate and restaurant information systems	3,920
Total capital expenditures	$56,848
Year Ended December 28, 2014:
New restaurant development	$1,696
Restaurant remodeling	38,197
Other restaurant capital expenditures	6,720
Corporate and restaurant information systems	5,397
Total capital expenditures	$52,010
Year Ended December 29, 2013:
New restaurant development	$3,166
Restaurant remodeling	37,450
Other restaurant capital expenditures	7,203
Corporate and restaurant information systems	2,667
Total capital expenditures	$50,486
Investing activities also included sale-leaseback transactions related to our restaurant properties, primarily related to fee-owned properties acquired in 2014 and 2015 restaurant acquisitions, the net proceeds from which were $9.1 million in 2015, $19.6 million in 2014 and $3.1 million in 2013. We also had expenditures related to the purchase of restaurant properties to be sold in future sale-leaseback transactions of $3.5 million in 2015, $3.4 million in 2014 and $3.1 million in 2013. The net proceeds from these sales were used to fund our remodeling initiatives and other cash requirements or to reduce outstanding borrowings under our senior credit facility.
Investing activities in 2014 also included the release of $20.0 million of restricted cash that was previously required as collateral for our obligations under our senior credit facility.
Financing activities. Net cash provided from financing activities for the year ended January 3, 2016 was $33.8 million, due primarily to the refinancing of our notes in the second quarter as discussed above.
Net cash provided from financing activities for the year ended December 28, 2014 was $66.2 million, due primarily from a Public Offering of our common stock which generated net cash proceeds of $67.3 million, net of related expenses.
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
The 8% Notes are redeemable at our option in whole or in part at any time after May 1, 2018 at a price of 104% of the principal amount plus accrued and unpaid interest, if any, if redeemed before May 1, 2019, 102% of the principal amount plus accrued and unpaid interest, if any, if redeemed after May 1, 2019 but before May 1, 2020 and 100% of the principal amount plus accrued and unpaid interest, if any, if redeemed after May 1, 2020. Prior to May 1, 2018, we may redeem some or all of the 8% Notes at a redemption price of 100% of the principal amount of each 8% Note plus accrued and unpaid interest, if any, and a make-whole premium. In addition, the indenture governing the 8% Notes also provides that we may redeem up to 35% of the 8% Notes using the proceeds of certain equity offerings completed before May 1, 2018.
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
The indenture governing the 8% Notes contains customary default provisions, including without limitation, a cross default provision pursuant to which it is an event of default under the 8% Notes and the indenture governing the 8% Notes if there is a default under any of our indebtedness having an outstanding principal amount of $20.0 million or more which results in the acceleration of such indebtedness prior to its stated maturity or is caused by a failure to pay principal when due. We were in compliance as of January 3, 2016 with the restrictive covenants of the indenture governing the 8% Notes.
Senior Credit Facility. On May 30, 2012, we entered into a senior credit facility, which was amended on February 12, 2016 to provide for aggregate revolving credit borrowings of up to $55.0 million (including $20.0 million available for letters of credit) and to extend the maturity date to February 12, 2021. The amended senior credit facility also provides for potential incremental borrowing increases of up to $25.0 million, in the aggregate. There were no revolving credit borrowings outstanding under the amended senior credit facility at January 3, 2016. After reserving $13.4 million for letters of credit issued under the amended senior credit facility, which included requirements associated with the 2016 renewals of workers’ compensation and other insurance policies, $41.6 million was available for revolving credit borrowings under the amended senior credit facility at February 12, 2016.
Effective on February 12, 2016, borrowings under the senior credit facility will bear interest at a rate per annum, at our option, of:
(i) the Alternate Base Rate plus the applicable margin of 1.75% to 2.75% based on the our Adjusted Leverage Ratio, or
(ii) the LIBOR Rate plus the applicable margin of 2.75% to 3.75% based on the our Adjusted Leverage Ratio.
At February 12, 2016, our LIBOR rate margin was 2.75% based on our Adjusted Leverage Ratio at the end of fiscal 2015.
Prior to the February 12, 2016 amendment, we entered into the second amendment to the senior credit facility on April 29, 2015 which allowed for aggregate revolving credit borrowings of up to $30.0 million (including $20.0 million available for letters of credit) and matured on April 29, 2020. Revolving credit borrowings bore interest, at our option, of (i) the Alternate Base Rate plus the applicable margin of 2.00% to 2.75% based on our Adjusted Leverage Ratio, or (ii) the LIBOR Rate plus the applicable margin of 3.00% to 3.75% based on our Adjusted Leverage ratio. At January 3, 2016, our LIBOR rate margin was 3.50% based on our Adjusted Leverage Ratio at that date.
On December 19, 2014, we entered into the first amendment to the senior credit facility which provided for the release of $20.0 million of cash collateral, originally deposited on May 30, 2012 in an account with the Administrative Agent.
Our obligations under the amended senior credit facility are guaranteed by our subsidiaries and are secured by first priority liens on substantially all of our assets and those of our subsidiaries, including a pledge of all of the capital stock and equity interests of our subsidiaries.
Under the amended senior credit facility, we are required to make mandatory prepayments of borrowings in the event of dispositions of assets, debt issuances and insurance and condemnation proceeds (all subject to certain exceptions).

The amended senior credit facility contains certain covenants, including without limitation, those limiting our and our subsidiaries' ability to, among other things, incur indebtedness, incur liens, sell or acquire assets or businesses, change the character of its business in all material respects, engage in transactions with related parties, make certain investments, make certain restricted payments or pay dividends. In addition, the amended senior credit facility requires us to meet certain financial ratios, including a Fixed Charge Coverage Ratio, Adjusted Leverage Ratio and First Lien Leverage Ratio (all as defined under the amended senior credit facility). We were in compliance with the covenants under its senior credit facility at January 3, 2016.
The amended senior credit facility contains customary default provisions, including that the lenders may terminate their obligation to advance and may declare the unpaid balance of borrowings, or any part thereof, immediately due and payable upon the occurrence and during the continuance of customary defaults which include, without limitation, payment default, covenant defaults, bankruptcy type defaults, cross-defaults on other indebtedness, judgments or upon the occurrence of a change of control.
Contractual Obligations
The following table summarizes our contractual obligations and commitments as of January 3, 2016 (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Long-term debt obligations, including interest (1)	$304,000	$16,000	$32,000	$32,000	$224,000
Capital lease obligations, including interest (2)	9,544	1,943	3,892	3,228	481
Operating lease obligations (3)	701,803	57,305	108,781	101,826	433,891
Lease financing obligations, including interest (4)	1,984	104	211	217	1,452
Total contractual obligations	$1,017,331	$75,352	$144,884	$137,271	$659,824

(1)	Our long term debt at January 3, 2016 included $200.0 million of Notes. Total interest payments on our Notes of $104.0 million for all years presented are included at the coupon rate of 8%.

(2)	Includes total interest of $1.5 million for all years presented.

(3)
Represents the aggregate minimum lease payments under operating leases. Many of our leases also require contingent rent based on a percentage of sales in addition to the minimum base rent and require expenses incidental to the use of the property all of which have been excluded from this table.

(4)	Includes total interest of $0.8 million for all years presented.
We have not included obligations under our postretirement medical benefit plans in the contractual obligations table as our postretirement plan is not required to be funded in advance, but is funded as retiree medical claims are paid. Also excluded from the contractual obligations table are payments we may make for workers' compensation, general liability and employee healthcare claims for which we pay all claims, subject to annual stop-loss limitations both for individual claims and claims in the aggregate. The majority of our recorded liabilities related to self-insured employee health and insurance plans represent estimated reserves for incurred claims that have yet to be filed or settled. The total of these liabilities was $8.7 million at January 3, 2016.
Future restaurant remodeling obligations to BKC have also been excluded from the table above as well as contractual obligations related to royalties and advertising payable to BKC.
Long-Term Debt Obligations. Refer to Note 8 of our consolidated financial statements for details of our long-term debt.
Lease Guarantees. As of January 3, 2016, we are a guarantor under 30 Fiesta restaurant property leases, with lease terms expiring on various dates through 2030, and we are the primary lessee on five Fiesta restaurant property leases, which we sublease to Fiesta. We are fully liable for all obligations under the terms of the leases in the event that Fiesta fails to pay any sums due under the lease, subject to indemnification provisions of the separation and distribution agreement entered into in connection with the spin-off.
The maximum potential liability for future rental payments we could be required to make under these leases at January 3, 2016 was $31.7 million. The obligations under these leases will generally continue to decrease over time as these operating leases expire. No payments have been made to date and none are expected to be required to be made in the future. We have not recorded a liability for those guarantees in accordance with ASC 460 - Guarantees as Fiesta has indemnified us for all such obligations and we did not believe it was probable we would be required to perform under any of the guarantees or direct obligations.
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
Insurance liabilities. The amount of liability we record for claims related to insurance requires us to make judgments about the amount of expenses that will ultimately be incurred. We are insured for certain losses related to workers’ compensation, general liability and medical insurance claims under policies where we pay all claims, subject to annual stop-loss insurance limitations both for individual claims and claims in the aggregate. We record insurance liabilities based on historical trends, which are continually monitored, and adjust accruals as warranted by changing circumstances. Since there are estimates and assumptions inherent in recording these insurance liabilities, including the ability to estimate the future development of incurred claims based on historical claims experience and loss reserves, current claim data, and the severity of the claims, differences between actual future events and prior estimates and assumptions could result in adjustments to these liabilities. As of January 3, 2016, we had $8.7 million accrued for these insurance claims.
Evaluation of Goodwill. We must evaluate our recorded goodwill for impairment on an ongoing basis. We have elected to conduct our annual impairment review of goodwill at our fiscal year end and we have determined that we currently have one reporting unit at our most recent measurement date. We may first assess the qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. In reviewing goodwill for impairment, we compare the net book value of the reporting unit to its estimated fair value. In determining the estimated fair value of the reporting unit, we employ a combination of a discounted cash flow analysis and a market-based approach. Assumptions include our anticipated growth rates and the weighted average cost of capital. The results of these analyses are corroborated with other value indicators where available, such as comparable company earnings multiples. This annual evaluation of goodwill requires us to make estimates and assumptions to determine the fair value of our reporting units including projections regarding future operating results and market values. Our impairment test at January 3, 2016 indicated the estimated fair value of our reporting unit exceeded the carrying value by over $100 million. This estimate may differ from actual future events and if this estimate or related projections change in the future, we may be required to record impairment charges for this asset.
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
Impairment of Burger King Franchise Rights. We assess the potential impairment of Burger King franchise rights associated with our Burger King restaurant acquisitions on an ongoing basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We determine if there is impairment by comparing the aggregate undiscounted future cash flows from those acquired restaurants with the respective carrying value of the aggregate franchise rights for each Burger King acquisition. In determining future cash flows, significant estimates are made by us with respect to future operating results of the acquired restaurants including sales trends, labor rates, commodity costs and other operating cost assumptions over their remaining franchise life. If acquired franchise rights are determined to be impaired, the impairment charge is measured by calculating the amount by which the franchise rights carrying amount exceeds its fair value. This process requires the use of estimates and assumptions, which are subject to a high degree of judgment. If these assumptions change in the future, we may be required to record impairment charges for these assets. We did not record any Burger King franchise rights impairment charges during the years ended January 3, 2016, December 28, 2014 or December 29, 2013.
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
Income Taxes. We perform an assessment of positive and negative evidence regarding the realization of our net deferred income tax assets as required by ASC 740. Under ASC 740, the weight given to negative and positive evidence is commensurate only to the extent that such evidence can be objectively verified. ASC 740 also prescribes that objective historical evidence, in particular the our three-year cumulative loss position, be given greater weight than subjective evidence, including our forecasts of future taxable income, which include assumptions that cannot be objectively verified. We consider all available positive and negative evidence and have determined, based on the required weight of that evidence under ASC 740, that a valuation allowance was needed for all of its net deferred income tax assets at January 3, 2016 and December 28, 2014. We recorded income tax expense of $24.3 million in 2014 relative to this valuation reserve. During the year ended January 3, 2016, we established an additional valuation allowance of $3.0 million related to changes in our net deferred income tax assets.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are exposed to market risk associated with fluctuations in interest rates, primarily limited to the senior credit facility. At January 3, 2016, there were no outstanding revolving credit borrowings under the senior credit facility. A 1% change in interest rates would have resulted in a nominal change to interest expense for the year ended January 3, 2016.
Borrowings under the senior credit facility prior to the February 12, 2016 amendment bore interest at a rate per annum, at the Company’s option, of
(i) the Alternate Base Rate plus the applicable margin of 2.00% to 2.75% based on the Company’s Adjusted Leverage Ratio, or
(ii) the LIBOR Rate plus the applicable margin of 3.00% to 3.75% based on the Company’s Adjusted Leverage Ratio.
At January 3, 2016 the Company's LIBOR rate margin was 3.50% based on the Company's Adjusted Leverage Ratio at that date.
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
Evaluation of Disclosure Controls and Procedures. We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 3, 2016.
Changes in Internal Control over Financial Reporting. No changes occurred in our internal control over financial reporting during the fourth quarter of 2015 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Management has evaluated the effectiveness of its internal control over financial reporting as of January 3, 2016 based on the criteria set forth in a report entitled Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, we have concluded that, as of January 3, 2016, our internal control over financial reporting was effective based on those criteria.
Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on the effectiveness of our internal control over financial reporting and their report is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Carrols Restaurant Group, Inc.
Syracuse, NY

We have audited the internal control over financial reporting of Carrols Restaurant Group, Inc. and subsidiary (the "Company") as of January 3, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 3, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and consolidated financial statement schedule as of and for the year ended January 3, 2016 of the Company and our report dated March 9, 2016 expressed an unqualified opinion on those consolidated financial statements and consolidated financial statement schedule.

/s/ Deloitte & Touche LLP

Rochester, NY
March 9, 2016

ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Incorporated by reference from our Definitive Proxy Statement to be filed in connection with the 2016 Annual Meeting of Stockholders.
We have adopted a written code of ethics applicable to our directors, officers and employees in accordance with the rules of The NASDAQ Stock Market and the SEC. We make our code of ethics available free of charge through our internet website, www.carrols.com. We will disclose on our website amendments to or waivers from our code of ethics in accordance with all applicable laws and regulations.
ITEM 11. EXECUTIVE COMPENSATION
Incorporated by reference from our Definitive Proxy Statement to be filed in connection with the 2016 Annual Meeting of Stockholders.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated by reference from our Definitive Proxy Statement to be filed in connection with the 2016 Annual Meeting of Stockholders.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated by reference from our Definitive Proxy Statement to be filed in connection with the 2016 Annual Meeting of Stockholders.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Incorporated by reference from our Definitive Proxy Statement to be filed in connection with the 2016 Annual Meeting of Stockholders.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a) (1) Financial Statements - Carrols Restaurant Group, Inc. and Subsidiary

(a) (2) Financial Statement Schedule

Schedule	Description	Page

II	Valuation and Qualifying Accounts	F-27

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

4.5	Form of 11.25% Senior Secured Second Lien Note due 2018 (incorporated by reference to Exhibit 4.4)
4.6
Registration Rights Agreement, dated as of May 30, 2012, between Carrols Restaurant Group, Inc., the guarantors named therein and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 4.3 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on June 1, 2012)

4.7
Supplemental Indenture, dated as of April 29, 2015, among Carrols Restaurant Group, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.4 to Carrols Restaurant Group, Inc.'s Quarterly Report on Form 10-Q filed on May 6, 2015)

4.8
Indenture governing the 8% Senior Secured Second Lien Notes due 2022, dated as of April 29,
2015, among Carrols Restaurant Group, Inc., the guarantors named therein and The Bank of New
York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Carrols Restaurant Group, Inc.'s Quarterly Report on Form 10-Q filed on May 6, 2015)

4.9	Form of 8% Senior Secured Second Lien Notes due 2022 (incorporated by reference to Exhibit 4.8)
4.10
Registration Rights Agreement, dated as of April 29, 2015, among Carrols Restaurant Group, Inc., the guarantors named therein and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 4.3 to Carrols Restaurant Group, Inc.'s Quarterly Report on Form 10-Q filed on May 6, 2015)

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

10.8	Form of Change of Control/Severance Agreement (incorporated by reference to Exhibit 10.1 to Carrols Restaurant Group Inc.'s Current Report on Form 8-K filed on June 7, 2013) †
10.9	Form of Change of Control and Severance Agreement (incorporated by reference to Exhibit 10.2 to Carrols Restaurant Group Inc.'s Current Report on Form 8-K filed on June 7, 2013) †

Exhibit
Number	Description
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

Exhibit
Number	Description
10.25
First Amendment to Operating Agreement dated as of January 26, 2015, between Carrols LLC and Burger King Corporation (incorporated by reference to Exhibit 10.25 to Carrols Restaurant Group, Inc.'s Annual Report on Form 10-K filed on March 4, 2015)

10.26
Second Lien Security Agreement, dated as of April 29, 2015, among Carrols Restaurant Group, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as collateral agent (incorporated by reference to Exhibit 10.1 to Carrols Restaurant Group, Inc.'s Quarterly Report on Form 10-Q filed on May 6, 2015)

10.27
Second Amendment to Credit Agreement and First Amendment to Security Agreement, dated as of April 29, 2015, among Carrols Restaurant Group, Inc., the guarantors named therein, the lenders named therein and Wells Fargo Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to Carrols Restaurant Group, Inc.'s Quarterly Report on Form 10-Q filed on May 6, 2015)

10.28
Third Amendment to Credit Agreement dated as of February 12, 2016 among Carrols Restaurant Group, Inc., the guarantors named therein, the lenders named therein and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on February 17, 2016)

10.29	Second Amendment to Operating Agreement dated as of December 17, 2015 between Carrols LLC and Burger King Corporation #
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
Syracuse, NY

We have audited the accompanying consolidated balance sheets of Carrols Restaurant Group, Inc. and subsidiary (the "Company") as of January 3, 2016 and December 28, 2014, and the related consolidated statements of comprehensive income (loss), changes in stockholders' equity, and cash flows for each of the three years in the period ended January 3, 2016. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and consolidated financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 3, 2016 and December 28, 2014, and the results of their operations and their cash flows for each of the three years in the period ended January 3, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of January 3, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2016 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Rochester, NY
March 9, 2016

CARROLS RESTAURANT GROUP, INC.
CONSOLIDATED BALANCE SHEETS
JANUARY 3, 2016 AND DECEMBER 28, 2014
(In thousands of dollars, except share and per share amounts)

	January 3, 2016	December 28, 2014
ASSETS
Current assets:
Cash	$22,274	$21,221
Trade and other receivables	6,161	4,034
Inventories	7,126	7,785
Prepaid rent	4,168	3,164
Prepaid expenses and other current assets	5,266	3,009
Refundable income taxes	—	2,416
Total current assets	44,995	41,629
Property and equipment, net (Note 3)	220,114	179,383
Franchise rights, net (Note 4)	118,881	102,900
Goodwill (Note 4)	20,438	17,793
Franchise agreements, at cost less accumulated amortization of $8,471 and $7,502, respectively	15,467	14,602
Favorable leases, net (Note 4)	5,652	4,725
Other assets	1,709	3,541
Total assets	$427,256	$364,573
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt (Note 8)	$1,435	$1,272
Accounts payable	20,436	19,239
Accrued interest	2,672	2,170
Accrued payroll, related taxes and benefits	27,582	17,321
Accrued real estate taxes	5,117	4,908
Other liabilities	14,012	10,273
Total current liabilities	71,254	55,183
Long-term debt, net of current portion and deferred financing costs (Note 8)	202,042	154,252
Lease financing obligations	1,193	1,190
Deferred income—sale-leaseback of real estate (Note 7)	12,589	15,108
Accrued postretirement benefits (Note 16)	3,060	3,121
Unfavorable leases, net (Note 4)	12,004	13,027
Other liabilities (Note 6)	17,115	16,157
Total liabilities	319,257	258,038
Commitments and contingencies (Note 13)
Stockholders’ equity (Note 11):
Preferred stock, par value $.01; authorized 20,000,000 shares, issued and outstanding—100 shares	—	—
Voting common stock, par value $.01; authorized—100,000,000 shares, issued—35,508,660 and 35,222,667 shares, respectively, and outstanding—35,039,890 and 34,827,240 shares, respectively	350	348
Additional paid-in capital	139,083	137,647
Accumulated deficit	(30,958)	(30,962)
Accumulated other comprehensive loss (Note 16)	(335)	(357)
Treasury stock, at cost	(141)	(141)
Total stockholders’ equity	107,999	106,535
Total liabilities and stockholders’ equity	$427,256	$364,573

The accompanying notes are an integral part of these consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
YEARS ENDED JANUARY 3, 2016, DECEMBER 28, 2014 AND DECEMBER 29, 2013
(In thousands of dollars, except share and per share amounts)

	January 3, 2016	December 28, 2014	December 29, 2013
Restaurant sales	$859,004	$692,755	$663,483
Costs and expenses:
Cost of sales	240,322	209,664	201,532
Restaurant wages and related expenses	267,950	219,718	208,404
Restaurant rent expense (Note 7)	58,096	48,865	47,198
Other restaurant operating expenses	135,874	113,586	106,508
Advertising expense	32,242	27,961	29,615
General and administrative (including stock-based compensation expense of $1,438, $1,180, and $1,205, respectively)	50,515	40,001	37,228
Depreciation and amortization	39,845	36,923	33,594
Impairment and other lease charges (Note 5)	3,078	3,541	4,462
Other expense (income)	(126)	47	17
Total operating expenses	827,796	700,306	668,558
Income (loss) from operations	31,208	(7,551)	(5,075)
Interest expense	18,569	18,801	18,841
Loss on extinguishment of debt (Note 8)	12,635	—	—
Income (loss) before income taxes	4	(26,352)	(23,916)
Provision (benefit) for income taxes (Note 9)	—	11,765	(10,397)
Net income (loss)	$4	$(38,117)	$(13,519)
Basic and diluted net income (loss) per share (Note 12):	$0.00	$(1.23)	$(0.59)
Shares used in computing net income (loss) per share:
Basic weighted average common shares outstanding	34,958,847	30,885,275	22,958,963
Diluted weighted average common shares outstanding	44,623,251	30,885,275	22,958,963
Other comprehensive income (loss), net of tax:
Net income (loss)	$4	$(38,117)	$(13,519)
Change in postretirement benefit obligations (Note 16)	22	(1,059)	33
Comprehensive income (loss)	$26	$(39,176)	$(13,486)

The accompanying notes are an integral part of these consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED JANUARY 3, 2016, DECEMBER 28, 2014 AND DECEMBER 29, 2013
(In thousands of dollars, except share and per share amounts)

					Retained	Accumulated
				Additional	Earnings	Other		Total
	Common Stock		Preferred	Paid-In	(Accumulated	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Stock	Capital	Deficit)	Income (Loss)	Stock	Equity
Balance at December 31, 2012	22,748,241	$227	$—	$68,056	$21,362	$669	$(141)	$90,173
Stock-based compensation	—	—	—	1,205	—	—	—	1,205
Vesting of non-vested shares and excess tax benefits	300,093	3	—	(3)	—	—	—	—
Distribution of Fiesta Restaurant Group's net assets (Note 1)	—	—	—	—	(688)	—	—	(688)
Net loss	—	—	—	—	(13,519)	—	—	(13,519)
Change in postretirement benefit obligations, net of tax of $30 (Note 16)	—	—	—	—	—	33	—	33
Balance at December 29, 2013	23,048,334	230	—	69,258	7,155	702	(141)	77,204
Stock-based compensation	—	—	—	1,180	—	—	—	1,180
Vesting of non-vested shares and excess tax benefits	278,906	3	—	(3)	—	—	—	—
Issuance of common stock (Note 11)	11,500,000	115	—	67,212	—	—	—	67,327
Net loss	—	—	—	—	(38,117)	—	—	(38,117)
Change in postretirement benefit obligations (Note 16)	—	—	—	—	—	(1,059)	—	(1,059)
Balance at December 28, 2014	34,827,240	348	—	137,647	(30,962)	(357)	(141)	106,535
Stock-based compensation	—	—	—	1,438	—	—	—	1,438
Vesting of non-vested shares and excess tax benefits	212,650	2	—	(2)	—	—	—	—
Net income	—	—	—	—	4	—	—	4
Change in postretirement benefit obligations (Note 16)	—	—	—	—	—	22	—	22
Balance at January 3, 2016	35,039,890	$350	$—	$139,083	$(30,958)	$(335)	$(141)	$107,999

The accompanying notes are an integral part of these consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JANUARY 3, 2016, DECEMBER 28, 2014 AND DECEMBER 29, 2013
(In thousands of dollars)

	January 3, 2016	December 28, 2014	December 29, 2013
Cash flows provided from operating activities:
Net income (loss)	$4	$(38,117)	$(13,519)
Adjustments to reconcile net income (loss) to net cash provided from operating activities:
Loss on disposals of property and equipment	364	537	925
Stock-based compensation	1,438	1,180	1,205
Impairment and other lease charges	3,078	3,541	4,462
Depreciation and amortization	39,845	36,923	33,594
Amortization of deferred financing costs	874	1,007	1,004
Amortization of deferred gains from sale-leaseback transactions	(2,535)	(1,793)	(1,799)
Deferred income taxes	—	11,548	(6,284)
Loss on extinguishment of debt	12,635	—	—
Changes in other operating assets and liabilities
Refundable income taxes	2,416	177	(2,379)
Accounts receivable	(2,127)	(1,094)	3,653
Accounts payable	2,054	2,194	(2,691)
Accrued interest	502	30	2
Accrued payroll, related taxes and benefits	10,261	(700)	2,780
Other	1,893	(726)	628
Net cash provided from operating activities	70,702	14,707	21,581
Cash flows used for investing activities:
Capital expenditures:
New restaurant development	(574)	(1,696)	(3,166)
Restaurant remodeling	(41,582)	(38,197)	(37,450)
Other restaurant capital expenditures	(10,772)	(6,720)	(7,203)
Corporate and restaurant information systems	(3,920)	(5,397)	(2,667)
Total capital expenditures	(56,848)	(52,010)	(50,486)
Acquisition of restaurants, net of cash acquired (Note 2)	(52,750)	(52,200)	—
Proceeds from sales of other assets	534	54	—
Decrease in restricted cash balance (Note 8)	—	20,000	—
Properties purchased for sale-leaseback	(3,513)	(3,412)	(3,144)
Proceeds from sale-leaseback transactions	9,148	19,565	3,144
Net cash used for investing activities	(103,429)	(68,003)	(50,486)
Cash flows provided from (used for) financing activities:
Proceeds from issuance of 8% senior secured second lien notes	200,000	—	—
Redemption of 11.25% senior secured second lien notes	(159,771)	—	—
Financing costs associated with issuance of debt	(5,169)	(62)	(8)
Proceeds from public stock offering, net of expenses	—	67,327	—
Borrowings under senior credit facility	—	59,000	—
Repayments under senior credit facility	—	(59,000)	—
Principal payments on capital leases	(1,280)	(1,050)	(1,075)
Net cash provided from (used for) financing activities	33,780	66,215	(1,083)
Net increase (decrease) in cash	1,053	12,919	(29,988)
Cash, beginning of period	21,221	8,302	38,290
Cash, end of period	$22,274	$21,221	$8,302

	January 3, 2016	December 28, 2014	December 29, 2013
Supplemental disclosures:
Interest paid on long-term debt	$17,088	$17,659	$17,731
Interest paid on lease financing obligations	$104	$103	$101
Accruals for capital expenditures	$3,779	$4,683	$524
Income taxes refunded, net	$2,416	$41	$1,733
Capital lease obligations acquired or incurred	$615	$1,459	$116
Non-cash assets acquired	$—	$—	$858
Non-cash reduction of capital lease assets and obligation	$—	$1,055	$—

The accompanying notes are an integral part of these consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JANUARY 3, 2016, DECEMBER 28, 2014 AND DECEMBER 29, 2013
(in thousands of dollars except share and per share amounts)

1. Basis of Presentation
Business Description. At January 3, 2016 Carrols Restaurant Group, Inc. ("Carrols Restaurant Group") operated, as franchisee, 705 restaurants under the trade name “Burger King®” in 16 Northeastern, Midwestern and Southeastern states.
Basis of Consolidation. Carrols Restaurant Group is a holding company and conducts all of its operations through its wholly-owned subsidiary, Carrols Corporation (“Carrols”) and Carrols' wholly-owned subsidiary, Carrols LLC, a Delaware limited liability company. The consolidated financial statements presented herein include the accounts of Carrols Restaurant Group and its wholly-owned subsidiary Carrols.
Unless the context otherwise requires, Carrols Restaurant Group, Carrols and Carrols LLC are collectively referred to as the “Company.” All intercompany transactions have been eliminated in consolidation.
Fiscal Year. The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. The fiscal year ended January 3, 2016 contained 53 weeks and the fiscal years ended December 28, 2014 and December 29, 2013 each contained 52 weeks.
Spin-Off. On May 7, 2012, the Company completed the spin-off of Fiesta Restaurant Group, Inc. ("Fiesta"), a wholly owned subsidiary of Carrols, through a pro-rata dividend to the stockholders of Carrols Restaurant Group of all of the outstanding shares of Fiesta's common stock (the "Spin-off"). As a result of the Spin-off, in addition to net asset distributions in 2012, Carrols made a net asset distribution of $0.7 million in 2013 related to income taxes for the periods prior to the Spin-off.
In connection with the Spin-off, on April 24, 2012 Carrols Restaurant Group and Carrols entered into several agreements with Fiesta that govern the Company’s post Spin-off relationship with Fiesta, including a Separation and Distribution Agreement, Tax Matters Agreement, Employee Matters Agreement and Transition Services Agreement. Amounts earned by Carrols under the Transition Services Agreement were $3.4 million during the year ended December 29, 2013.
Use of Estimates. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates include: accrued occupancy costs, insurance liabilities, the evaluation for impairment of goodwill, long-lived assets and franchise rights, lease accounting matters, the valuation of assets and liabilities acquired and the valuation of deferred income tax assets. Actual results could differ from those estimates.
Cash and Cash Equivalents. The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.
Inventories. Inventories, primarily consisting of food and paper, are stated at the lower of cost or market.
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

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED JANUARY 3, 2016, DECEMBER 28, 2014 AND DECEMBER 29, 2013
(in thousands of dollars except share and per share amounts)

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
Business Combinations. The Company allocates the purchase price of an acquired business to its net identifiable assets and liabilities based on the estimated fair values. The excess of the purchase price over the amount allocated to the assets and liabilities, if any, is recorded as goodwill. The Company uses all available information to estimate fair values of identifiable intangible assets and property acquired. In making these determinations, the Company may engage an independent third party valuation specialist to assist with the valuation of certain leasehold improvements, franchise rights and favorable and unfavorable leases.
On May 30, 2012, the Company acquired 278 Burger King restaurants from BKC, including BKC's assignment of its right of first refusal on franchise restaurant transfers in 20 states as follows: Connecticut (except Hartford county), Delaware, Indiana, Kentucky, Maine, Maryland, Massachusetts (except for Middlesex, Norfolk and Suffolk counties), Michigan, New Hampshire, New Jersey, New York (except for Bronx, Kings, Nassau, New York, Queens, Richmond, Suffolk and Westchester counties), North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina, Vermont, Virginia, Washington DC and West Virginia, (the "ROFR") pursuant to an operating agreement with BKC dated May 30, 2012, and as amended on January 26, 2015 and December 17, 2015.
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
Favorable and Unfavorable Leases. Favorable and unfavorable leases are due to the terms of acquired operating lease contracts being favorable or unfavorable relative to market terms of comparable leases on the acquisition date. Favorable and unfavorable leases are amortized as a component of rent expense on a straight-line basis over the remaining lease terms at the time of the acquisition.

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED JANUARY 3, 2016, DECEMBER 28, 2014 AND DECEMBER 29, 2013
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
Deferred Financing Costs. Financing costs incurred in obtaining long-term debt and lease financing obligations are capitalized and amortized over the life of the related obligation as interest expense using the effective interest method. Long-term debt on the consolidated balance sheet is presented net of the unamortized amount of the financing costs related to long-term borrowings.
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
Income Taxes. Deferred income tax assets and liabilities are based on the difference between the financial statement and tax bases of assets and liabilities as measured by the tax rates that are anticipated to be in effect when those differences reverse. The deferred tax provision generally represents the net change in deferred tax assets and liabilities during the period including any changes in valuation allowances. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is established when it is necessary to reduce deferred tax assets to an amount for which realization is likely. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company and its subsidiary file a consolidated federal income tax return.
Advertising Costs. All advertising costs are expensed as incurred.
Cost of Sales. The Company includes the cost of food, beverage and paper, net of any vendor discounts and rebates, in cost of sales.
Pre-opening Costs. The Company’s pre-opening costs are expensed as incurred and generally include payroll costs associated with the opening of a new restaurant, rent and promotional costs.
Insurance. The Company is insured for workers’ compensation, general liability and medical insurance claims under policies where it pays all claims, subject to stop-loss limitations both for individual claims and in certain cases claims in the aggregate. Losses are accrued based upon the Company’s estimates of the aggregate liability for claims based on Company experience and other methods used to measure such estimates. The Company does not discount any of its self-insurance obligations.

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED JANUARY 3, 2016, DECEMBER 28, 2014 AND DECEMBER 29, 2013
(in thousands of dollars except share and per share amounts)

Fair Value of Financial Instruments. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. In determining fair value, the accounting standards establish a three level hierarchy for inputs used in measuring fair value as follows: Level 1 inputs are quoted prices in active markets for identical assets or liabilities; Level 2 inputs are observable for the asset or liability, either directly or indirectly, including quoted prices in active markets for similar assets or liabilities; and Level 3 inputs are unobservable and reflect our own assumptions. Financial instruments include cash, accounts receivable, accounts payable, and long-term debt. The carrying amounts of cash, accounts receivable and accounts payable approximate fair value because of the short-term nature of these financial instruments. The fair value of the Carrols Restaurant Group 8.0% Senior Secured Second Lien Notes due 2022 is based on a recent trading value, which is considered Level 2, and at January 3, 2016 was approximately $212.0 million.
Fair value measurements of non-financial assets and non-financial liabilities are primarily used in the impairment analysis of long-lived assets, goodwill and intangible assets. Long-lived assets and definite-lived intangible assets are measured at fair value on a nonrecurring basis using Level 3 inputs. As described in Note 5, the Company recorded long-lived asset impairment charges of $1.5 million, $2.6 million and $2.8 million during the years ended January 3, 2016, December 28, 2014 and December 29, 2013, respectively.
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
The Company has adopted an incentive stock plan under which incentive stock options, non-qualified stock options and non-vested shares may be granted to employees and non-employee directors. On an annual basis, the Company has granted incentive stock options, non-qualified stock options and/or non-vested shares under this plan. Non-vested shares granted to corporate employees generally vest 25% per year over four years and non-vested shares granted to non-employee directors generally vest at varying rates over two to five years. Forfeiture rates are based on a stratification of employees by expected exercise behavior and range from 0% to 15%. See Note 10 to the consolidated financial statements.
Gift cards. The Company sells gift cards in its restaurants that are issued under Burger King Corporation's ("BKC") gift card program. Proceeds from the sale of Burger King gift cards at the Company’s restaurants are received by BKC. The Company recognizes revenue from gift cards upon redemption by the customer.
Concentrations of Credit Risk. Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash and cash equivalents. The Company maintains its day-to-day operating cash balances in interest-bearing transaction accounts at financial institutions, which are insured by the Federal Deposit Insurance Corporation up to $250,000. Although the Company maintains balances that exceed the federally insured limit, it has not experienced any losses related to these balances and believes its credit risk to be minimal.
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
Recently Issued Accounting Pronouncements. In April 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (ASU 2014-08), which limits dispositions that qualify for discontinued operations presentation to those that represent strategic shifts

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED JANUARY 3, 2016, DECEMBER 28, 2014 AND DECEMBER 29, 2013
(in thousands of dollars except share and per share amounts)

that have or will have a major effect on an entity’s operations and financial results. Strategic shifts could include a disposal of a major geographical area, a major line of business, a major equity method investment or other major parts of the business. ASU 2014-08 was effective for the Company during the first quarter of 2015. The adoption of this ASU has not had an impact on the Company's consolidated financial statements.
In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, and in August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. These ASU's require debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying value of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by these ASU's. These ASU's are effective retrospectively for prior fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued, and retrospective application is required for each balance sheet presented. The Company early adopted these ASU's in the fourth quarter of 2015, and deferred financing costs previously recorded as an asset, other than those related to the Company's senior credit facility, in the amount of $4,529 and $3,170 for the years ended January 3, 2016 and December 28, 2014, respectively, have been reclassified as a reduction to the Company's long-term debt on the consolidated balance sheets. Additionally, the Company reclassified deferred financing costs related to lease financing obligations previously recorded as an asset in the amount of $10 and $12, for the years ended January 3, 2016 and December 28, 2014, respectively, to a reduction to lease financing obligations on the consolidated balance sheets.
In April 2015, the FASB issued ASU 2015-04, Compensation – Retirement Benefits (Topic 715): Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets (ASU 2015-04), which allows an employer whose fiscal year-end does not coincide with a calendar month-end the ability, as a practical expedient, to measure defined benefit retirement obligations and related plan assets as of the month-end that is closest to its fiscal year-end. The ASU is effective for the public business entities for annual periods beginning after December 15, 2015, and for interim periods within those fiscal years. Early adoption is permitted and the ASU should be applied prospectively. The Company early adopted this guidance during the fourth quarter of 2015. As a result of our early adoption, the date used to measure our fiscal year 2015 retirement benefit plan obligations and plan assets for all plans was December 31, 2015. The adoption of this ASU did not have a significant impact on the Company's consolidated financial statements.
In September 2015, the FASB issued ASU No. 2015-16 Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. These amendments require the acquirer to record, in the same period’s financial statements, the effect on earnings of changes to depreciation, amortization, or other income effects, if any, that results from changes to the provisional amounts, calculated as if the accounting for the acquisition activity had been completed at the acquisition date. The amendments also require an entity to separately present or disclose the portion of the amount recorded in the current-period earnings, by line item, that would have been reflected in previous reporting periods. This amendment is effective for fiscal years beginning after December 15, 2015, with early adoption permitted. The Company early adopted this ASU in the fourth quarter of 2015 and the adoption did not have a material impact on our consolidated financial statements.
In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which requires entities to present all deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. The ASU is effective for public business entities for fiscal years beginning after December 15, 2016, with early adoption permitted. The Company early adopted this ASU in the fourth quarter of 2015, and retrospectively applied the guidance to its prior year consolidated balance sheet. The Company reclassified current deferred tax assets of $1,642 to a reduction of non-current deferred tax liabilities on the consolidated balance sheets as of December 28, 2014.

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED JANUARY 3, 2016, DECEMBER 28, 2014 AND DECEMBER 29, 2013
(in thousands of dollars except share and per share amounts)

Subsequent Events. The Company reviewed and evaluated subsequent events through the issuance date of the Company’s consolidated financial statements. On February 23, 2016, the Company acquired 12 Burger King restaurants located in Central Pennsylvania for $7.1 million.
2. Acquisitions
2015 Acquisitions
During the year ended January 3, 2016, the Company acquired an aggregate of 55 restaurants from other franchisees, which are referred to as the "2015 acquired restaurants", in the following transactions:

Closing Date		Number of Restaurants	Purchase Price	Number of Fee-Owned Restaurants (1)	Market Location
March 31, 2015		4	$794		Northern Vermont
August 4, 2015		5	663		Charlotte, North Carolina
October 1, 2015	(2)	5	5,044	1	Wheeling, West Virginia
October 20, 2015		1	709		Kalamazoo, Michigan
November 17, 2015		2	618		Evansville, Indiana
November 17, 2015	(2)	6	10,945	5	Evansville, Indiana
December 1, 2015	(2)	23	26,175	10	Detroit, Michigan
December 8, 2015		9	7,802		Northern New Jersey
		55	$52,750	16

(1)
The 2015 acquisitions included the purchase of 16 fee-owned properties. Three of these fee-owned properties were sold in sale-leaseback transactions during the fourth quarter of 2015 for net proceeds of $4.3 million. The remaining thirteen fee-owned properties valued at $18.3 million are expected to be sold in sale-leaseback transactions in 2016 although there can be no assurance that such transactions will be completed in 2016 or at all.

(2)	Acquisitions resulting from the exercise of the ROFR.

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED JANUARY 3, 2016, DECEMBER 28, 2014 AND DECEMBER 29, 2013
(in thousands of dollars except share and per share amounts)

The Company allocated the aggregate purchase price to the net tangible and intangible assets acquired in the acquisitions at their estimated fair values. The following table summarizes the final allocation of the aggregate purchase price for the eight 2015 acquisitions:

Inventory	$544
Land and buildings	22,614
Restaurant equipment	2,844
Restaurant equipment - subject to capital lease	443
Leasehold improvements	1,770
Franchise fees	1,000
Franchise rights	20,666
Favorable leases	1,475
Goodwill	2,645
Capital lease obligations for restaurant equipment	(494)
Unfavorable leases	(324)
Other liabilities	(433)
Net assets acquired	$52,750
The results of operations for the restaurants acquired are included from the closing date of the respective acquisition. The 2015 acquired restaurants contributed restaurant sales of $12.9 million during the year ended January 3, 2016. It is impracticable to disclose net earnings for the post-acquisition periods as net earnings of these restaurants were not tracked on a collective basis due to the integration of administrative functions, including field supervision. During the year ended January 3, 2016, acquisition costs of approximately $1.0 million related to the 2015 acquisitions were recorded in general and administrative expense.
The pro forma impact on the results of operations for the 2015 acquisitions is included below. The pro forma results of operations are not necessarily indicative of the results that would have occurred had the 2015 acquisitions been consummated at the beginning of the periods presented, nor are they necessarily indicative of any future consolidated operating results. The following table summarizes the Company's unaudited proforma operating results:

	Year Ended
	January 3, 2016	December 28, 2014	(1)
Restaurant sales	$918,456	$862,357
Net income (loss)	$6,447	$(27,252)
Basic and diluted net income (loss) per share	$0.14	$(0.88)
(1) Includes pro forma adjustments for 2014 acquisitions of restaurant sales of $100.8 million and net income of $4.8 million.
This pro forma financial information does not give effect to any anticipated synergies, operating efficiencies or cost savings or any transaction costs related to the 2015 acquired restaurants.

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED JANUARY 3, 2016, DECEMBER 28, 2014 AND DECEMBER 29, 2013
(in thousands of dollars except share and per share amounts)

2014 Acquisitions
During the year ended December 28, 2014, the Company acquired an aggregate of 123 restaurants from other franchisees, which are referred to as the "2014 acquired restaurants", in the following transactions:

Closing Date		Number of Restaurants	Purchase Price	Number of Fee-Owned Restaurants (1)	Market Location
April 30, 2014	(1)	4	$681		Fort Wayne, Indiana
June 30, 2014	(1)	4	3,819	1	Pittsburgh, Pennsylvania
July 22, 2014		21	8,609		Rochester, New York and Southern Tier of Western New York
October 8, 2014	(1)	30	20,330	12	Wilmington and Greenville, North Carolina
November 4, 2014		64	18,761		Nashville, Tennessee; Indiana and Illinois
		123	$52,200	13

(1)
The 2014 acquisitions included the purchase of 13 fee-owned properties. Ten of these fee-owned properties were sold in sale-leaseback transactions during the fourth quarter of 2014 for net proceeds of $12,961 and one property was sold in a sale-leaseback transaction in 2015 for net proceeds of $1,123.

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
The results of operations for the restaurants acquired are included from the closing date of the respective acquisition. The 2014 acquired restaurants and contributed restaurant sales of $144.6 million and $34.0 million in the years ended January 3, 2016 and December 28, 2014, respectively. It is impracticable to disclose net earnings for the post-acquisition periods as net earnings of these restaurants were not tracked on a collective basis due to the integration of administrative functions, including field supervision. During the years ended January 3, 2016 and December 28,

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED JANUARY 3, 2016, DECEMBER 28, 2014 AND DECEMBER 29, 2013
(in thousands of dollars except share and per share amounts)

2014, transaction and integration costs of approximately $0.2 million and $1.9 million, respectively, related to the 2014 acquisitions were recorded in general and administrative expense.
The pro forma impact on the results of operations for the 2014 acquisitions is included below. The pro forma results of operations are not necessarily indicative of the results that would have occurred had the 2014 acquisitions been consummated at the beginning of the periods presented, nor are they necessarily indicative of any future consolidated operating results. The following table summarizes the Company's unaudited proforma operating results:

	Year ended
	December 28, 2014	December 29, 2013
Restaurant sales	$793,521	$800,264
Net income (loss)	$(31,364)	$(9,964)
Basic and diluted net loss per share	$(1.02)	$(0.43)
This pro forma financial information does not give effect to any anticipated synergies, operating efficiencies or cost savings or any transaction costs related to the 2014 acquired restaurants.
Valuation Methodology
The Company engaged a third party valuation specialist to assist with the valuation of certain leasehold improvements, franchise rights and favorable and unfavorable leases. The Company estimated that the carrying value of restaurant equipment, subject to certain adjustments, and restaurant equipment subject to capital leases was equivalent to fair value of this equipment at the date of the acquisitions. The fair value determination of franchise agreements assumed for certain restaurants was based on the amounts paid for such agreements as if the terms were at market rates. The fair values of acquired land, buildings and certain leasehold improvements were determined using both the cost approach and market approach.
The fair value of the favorable and unfavorable leases acquired, as well as the fair value of land, buildings and leasehold improvements acquired, were measured using significant inputs observable in the open market. As such, the Company categorizes these as Level 2 inputs under ASC 820. The fair value of acquired franchise rights was primarily determined using the income approach.
Goodwill recorded in connection with these acquisitions was attributable to the workforce of the acquired restaurants and synergies expected to arise from cost savings opportunities. Acquired goodwill that is expected to be deductible for income tax purposes was $3,311 in 2015 and $7,221 in 2014. Deferred income tax assets are primarily due to the book and tax bases difference of net favorable and unfavorable leases.

The weighted average amortization period of the amortizable intangible assets acquired is as follows:

	2015 Acquisitions	2014 Acquisitions
Favorable leases	15.5	13.4
Unfavorable leases	6.5	15.0
Franchise rights	26.6	30.4

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED JANUARY 3, 2016, DECEMBER 28, 2014 AND DECEMBER 29, 2013
(in thousands of dollars except share and per share amounts)

3. Property and Equipment
Property and equipment at January 3, 2016 and December 28, 2014 consisted of the following:

	January 3, 2016	December 28, 2014
Land	$19,126	$6,316
Owned buildings	13,625	8,335
Leasehold improvements	215,673	185,109
Equipment	181,283	170,053
Assets subject to capital leases	16,547	16,018
	446,254	385,831
Less accumulated depreciation and amortization	(226,140)	(206,448)
	$220,114	$179,383
Assets subject to capital leases primarily pertain to buildings leased for certain restaurant locations and certain leases of restaurant equipment and had accumulated amortization at January 3, 2016 and December 28, 2014 of $9,553 and $8,168, respectively. Depreciation expense for all property and equipment for the years ended January 3, 2016, December 28, 2014 and December 29, 2013 was $33,878, $31,372 and $28,364, respectively.
4. Intangible Assets
Goodwill. The Company is required to review goodwill for impairment annually, or more frequently, when events and circumstances indicate that the carrying amount may be impaired. If the determined fair value of goodwill is less than the related carrying amount, an impairment loss is recognized. The Company performs its annual impairment assessment as of the last day of the fiscal year. In performing its goodwill impairment test, the Company compared the net book value of its reporting unit to its estimated fair value, the latter determined by employing a combination of a discounted cash flow analysis and a market-based approach. There have been no recorded goodwill impairment losses during the years ended January 3, 2016, December 28, 2014 and December 29, 2013.

Goodwill at December 29, 2013	$8,162
Acquisitions of restaurants (Note 2)	9,631
Goodwill at December 28, 2014	17,793
Acquisitions of restaurants (Note 2)	2,645
Goodwill at January 3, 2016	$20,438
Franchise Rights. Amounts allocated to franchise rights for each acquisition of Burger King restaurants are amortized using the straight-line method over the average remaining term of the acquired franchise agreements plus one twenty-year renewal period. The following is a summary of the Company’s franchise rights as of the respective balance sheet dates:

	January 3, 2016		December 28, 2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Franchise rights	$206,750	$87,869	$186,084	$83,184
Amortization expense related to franchise rights for the years ended January 3, 2016, December 28, 2014 and December 29, 2013 was $4,685, $4,366 and $4,120, respectively, and the Company expects annual amortization to be $5,446 in 2016 and $5,372 in 2017, 2018, 2019 and 2020. No impairment charges were recorded related to the Company’s franchise rights for the years ended January 3, 2016, December 28, 2014 and December 29, 2013.

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED JANUARY 3, 2016, DECEMBER 28, 2014 AND DECEMBER 29, 2013
(in thousands of dollars except share and per share amounts)

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

	January 3, 2016		December 28, 2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Favorable leases	$6,991	$1,339	$5,566	$841
Unfavorable leases	$15,448	$3,444	$15,267	$2,240
The net reduction of rent expense related to the amortization of favorable and unfavorable leases for the years ended January 3, 2016, December 28, 2014 and December 29, 2013 was $799, $715 and $557, respectively, and the Company expects the net annual amortization to be $705 in 2016, $646 in 2017, $633 in 2018, $566 in 2019 and $492 in 2020.
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
During the year ended January 3, 2016 the Company recorded other lease charges of $1.6 million associated with the closure of ten of the Company's restaurants and impairment charges of $1.5 million, consisting of approximately $1.3 million of capital expenditures at previously impaired restaurants and $0.2 million related to initial impairment charges for two underperforming restaurants.
During the year ended December 28, 2014, the Company recorded other lease charges of $1.0 million associated with the closure of three of the Company's restaurants and impairment charges of $2.6 million, consisting of approximately $1.1 million of capital expenditures at previously impaired restaurants and $1.4 million related to initial impairment charges for nine underperforming restaurants.
During the year ended December 29, 2013, the Company recorded other lease charges of $1.6 million associated with the closure of four of the Company's restaurants and impairment charges of $2.8 million, consisting of $0.9 million of capital expenditures at previously impaired restaurants and $1.9 million related to initial impairment charges for nineteen underperforming restaurants.

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED JANUARY 3, 2016, DECEMBER 28, 2014 AND DECEMBER 29, 2013
(in thousands of dollars except share and per share amounts)

The following table presents the activity in the accrual for closed restaurant locations:

	January 3, 2016	December 28, 2014
Balance, beginning of year	$1,721	$1,466
Provisions for restaurant closures	1,472	724
Changes in estimates of accrued costs	(95)	87
Payments, net	(1,228)	(721)
Other adjustments, including the effect of discounting future obligations	218	165
Balance, end of year	$2,088	$1,721
Changes in estimates of accrued costs primarily relate to revisions to certain sublease income assumptions and costs.
6. Other Liabilities, Long-Term
Other liabilities, long-term, at January 3, 2016 and December 28, 2014 consisted of the following:

	January 3, 2016	December 28, 2014
Accrued occupancy costs	$10,473	$9,287
Accrued workers’ compensation and general liability claims	3,606	3,211
Deferred compensation	997	567
Long-term obligation to BKC for right of first refusal	190	939
Other	1,849	2,153
	$17,115	$16,157
Accrued occupancy costs above include long-term obligations pertaining to closed restaurant locations, contingent rent, and accruals to expense operating lease rental payments on a straight-line basis over the lease term.
7. Leases
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
In the years ended January 3, 2016, December 28, 2014 and December 29, 2013, the Company sold seven, fifteen and two restaurant properties, respectively, in sale-leaseback transactions for net proceeds of $9,148, $19,565 and $3,144, respectively. These leases have been classified as operating leases and contain a twenty-year initial term plus renewal options.
Deferred gains from sale-leaseback transactions of restaurant properties of $16 and $373 were recognized during the years ended January 3, 2016 and December 28, 2014, respectively, and are being amortized over the term of the related leases. There were no deferred gains recognized during the year ended December 29, 2013. The amortization of deferred gains from sale-leaseback transactions was $2,535, $1,793 and $1,799 for the years ended January 3, 2016, December 28, 2014 and December 29, 2013, respectively.
Minimum rent commitments under capital and non-cancelable operating leases at January 3, 2016 were as follows :

Fiscal year ending:	Capital	Operating
January 1, 2017	$1,943	$57,305
December 31, 2017	1,943	55,209
December 30, 2018	1,949	53,572
December 29, 2019	1,950	51,998
January 3, 2021	1,278	49,828
Thereafter	481	433,891
Total minimum lease payments	9,544	$701,803
Less amount representing interest	(1,538)
Total obligations under capital leases	8,006
Less current portion	(1,435)
Long-term obligations under capital leases	$6,571
Total rent expense on operating leases, including contingent rent on both operating and capital leases, was as follows:

	Year ended
	January 3, 2016	December 28, 2014	December 29, 2013
Minimum rent on real property	$53,085	$45,371	$43,650
Contingent rent on real property	5,011	3,494	3,548
Restaurant rent expense	58,096	48,865	47,198
Administrative and equipment rent	276	264	225
	$58,372	$49,129	$47,423

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED JANUARY 3, 2016, DECEMBER 28, 2014 AND DECEMBER 29, 2013
(in thousands of dollars except share and per share amounts)

8. Long-term Debt
Long-term debt at January 3, 2016 and December 28, 2014 consisted of the following:

	January 3, 2016	December 28, 2014
Collateralized:
Carrols Restaurant Group 8% Senior Secured Second Lien Notes	$200,000	$—
Carrols Restaurant Group 11.25% Senior Secured Second Lien Notes	—	150,000
Capital leases	8,006	8,694
	208,006	158,694
Less: current portion	(1,435)	(1,272)
Less: deferred financing costs	(4,529)	(3,170)
	$202,042	$154,252
On April 29, 2015, the Company issued $200.0 million of 8.0% Senior Secured Second Lien Notes due 2022 (the "8% Notes") pursuant to an indenture dated as of April 29, 2015 governing such notes. In connection with the issuance of the 8% Notes, on April 15, 2015 the Company commenced a cash tender offer to purchase or redeem its outstanding $150 million aggregate principal amount of 11.25% Senior Secured Second Lien Notes (the "11.25% Notes"). The tender and redemption premium associated with the repurchase and redemption of the 11.25% Notes and other transactions costs of approximately $9.8 million and the write-off of $2.8 million of previously deferred financing costs related to the 11.25% Notes are reflected as loss on extinguishment of debt in the year ended January 3, 2016.
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

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED JANUARY 3, 2016, DECEMBER 28, 2014 AND DECEMBER 29, 2013
(in thousands of dollars except share and per share amounts)

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
Senior Credit Facility. On May 30, 2012, the Company entered into a senior credit facility, which was amended on February 12, 2016 to provide for aggregate revolving credit borrowings of up to $55.0 million (including $20.0 million available for letters of credit) and to extend the maturity date to February 12, 2021. The amended senior credit facility also provides for potential incremental borrowing increases of up to $25.0 million, in the aggregate. There were no revolving credit borrowings outstanding under the amended senior credit facility at January 3, 2016. After reserving $13.4 million for letters of credit issued under the amended senior credit facility, $41.6 million was available for revolving credit borrowings under the amended senior credit facility at February 12, 2016.
Effective on February 12, 2016, borrowings under the senior credit facility will bear interest at a rate per annum, at the Company’s option, of:
(i) the Alternate Base Rate plus the applicable margin of 1.75% to 2.75% based on the Company’s Adjusted Leverage Ratio, or
(ii) the LIBOR Rate plus the applicable margin of 2.75% to 3.75% based on the Company’s Adjusted Leverage Ratio.
At February 12, 2016, the Company's LIBOR rate margin was 2.75% based on the Company's Adjusted Leverage Ratio at the end of fiscal 2015.
Prior to the February 12, 2016 amendment, the Company's entered into the second amendment to the senior credit facility on April 29, 2015 which allowed for aggregate revolving credit borrowings of up to $30.0 million (including $20.0 million available for letters of credit) and matured on April 29, 2020. Revolving credit borrowings bore interest, at the Company's option, of (i) the Alternate Base Rate plus the applicable margin of 2.00% to 2.75% based on the Company’s Adjusted Leverage Ratio, or (ii) the LIBOR Rate plus the applicable margin of 3.00% to 3.75% based on the Company’s Adjusted Leverage ratio. At January 3, 2016, the Company's LIBOR rate margin was 3.50% based on the Company's Adjusted Leverage Ratio at that date. After reserving $13.4 million for letters of credit issued under the senior credit facility, $16.6 million was available for revolving credit borrowings under the amended senior credit facility at January 3, 2016.
On December 19, 2014, the Company entered into the first amendment to the senior credit facility which provided for the release of $20.0 million of cash collateral, originally deposited on May 30, 2012 in an account with the Administrative Agent.
The Company’s obligations under the amended senior credit facility are guaranteed by its subsidiaries and are secured by first priority liens on substantially all of the assets of the Company and its subsidiaries, including a pledge of all of the capital stock and equity interests of its subsidiaries.
Under the amended senior credit facility, the Company is required to make mandatory prepayments of borrowings in the event of dispositions of assets, debt issuances and insurance and condemnation proceeds (all subject to certain exceptions).
The amended senior credit facility contains certain covenants, including without limitation, those limiting the Company’s and its subsidiaries' ability to, among other things, incur indebtedness, incur liens, sell or acquire assets or businesses, change the character of its business in all material respects, engage in transactions with related parties, make certain investments, make certain restricted payments or pay dividends. In addition, the amended senior credit

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED JANUARY 3, 2016, DECEMBER 28, 2014 AND DECEMBER 29, 2013
(in thousands of dollars except share and per share amounts)

facility requires the Company to meet certain financial ratios, including a Fixed Charge Coverage Ratio, Adjusted Leverage Ratio and First Lien Leverage Ratio (all as defined under the amended senior credit facility). The Company was in compliance with the covenants under its senior credit facility at January 3, 2016.
The amended senior credit facility contains customary default provisions, including that the lenders may terminate their obligation to advance and may declare the unpaid balance of borrowings, or any part thereof, immediately due and payable upon the occurrence and during the continuance of customary defaults which include, without limitation, payment default, covenant defaults, bankruptcy type defaults, cross-defaults on other indebtedness, judgments or upon the occurrence of a change of control.
Prior Senior Secured Second Lien Notes. On May 30, 2012, the Company issued $150 million of 11.25% Senior Secured Second Lien Notes due 2018 pursuant to an indenture governing such 11.25% Notes. Interest was payable semi-annually on May 15 and November 15. The 11.25% Notes were repurchased or redeemed in connection with the issuance of the 8.0% Notes on April 29, 2015.
At January 3, 2016, principal payments required on long-term debt, including capital leases, were as follows:

2016	$1,435
2017	1,536
2018	1,649
2019	1,766
2020	1,211
Thereafter	200,409
$208,006
The weighted average interest rate on all debt, excluding lease financing obligations, for the years ended January 3, 2016, December 28, 2014 and December 29, 2013 was 8.9%, 11.2% and 11.3%, respectively. Interest expense on the Company’s long-term debt, excluding lease financing obligations, was $18,462, $18,694 and $18,734 for the years ended January 3, 2016, December 28, 2014 and December 29, 2013, respectively.
9. Income Taxes
The provision (benefit) for income taxes was comprised of the following:

	Year ended
	January 3, 2016	December 28, 2014	December 29, 2013
Current:
Federal	$—	$—	$(4,325)
State	—	217	212
	—	217	(4,113)

Deferred:
Federal	(2,901)	(11,330)	(5,561)
State	(58)	(1,448)	(1,347)
	(2,959)	(12,778)	(6,908)
Change in valuation allowance	2,959	24,326	624
Provision (benefit) for income taxes	$—	$11,765	$(10,397)
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED JANUARY 3, 2016, DECEMBER 28, 2014 AND DECEMBER 29, 2013
(in thousands of dollars except share and per share amounts)

The components of deferred income tax assets and liabilities at January 3, 2016 and December 28, 2014 were as follows:

	January 3, 2016	December 28, 2014
Deferred income tax assets:
Deferred income on sale-leaseback of certain real estate	$4,881	$5,857
Lease financing obligations	242	227
Postretirement benefit obligations	1,229	1,244
Stock-based compensation expense	378	273
Federal net operating loss carryforwards	17,696	11,091
State net operating loss carryforwards	3,795	3,077
Goodwill and other intangibles, net	2,639	2,641
Occupancy costs	7,120	7,017
Tax credit carryforwards	13,667	9,498
Accrued vacation benefits	2,314	2,020
Accrued workers compensation	2,087	2,020
Other	1,869	2,074
Gross deferred income tax assets	57,917	47,039
Less: Valuation allowance	(30,374)	(27,423)
Net deferred income tax assets	$27,543	$19,616

Deferred income tax liabilities:
Accumulated other comprehensive income-postretirement benefits	$(42)	$(34)
Inventory and other reserves	(103)	(246)
Property and equipment depreciation	(3,803)	4,080
Franchise rights	(23,595)	(23,416)
Total deferred income tax liabilities	$(27,543)	$(19,616)

Carrying value of net deferred income tax assets	$—	$—
The Company performs an assessment of positive and negative evidence regarding the realization of its net deferred income tax assets as required by ASC 740. Under ASC 740, the weight given to negative and positive evidence is commensurate only to the extent that such evidence can be objectively verified. ASC 740 also prescribes that objective historical evidence, in particular the Company’s three-year cumulative loss position, be given greater weight than subjective evidence, including the Company’s forecasts of future taxable income, which include assumptions that cannot be objectively verified. The Company considers all available positive and negative evidence and has determined, based on the required weight of that evidence under ASC 740, that a valuation allowance was needed for all of its net deferred income tax assets at January 3, 2016 and December 28, 2014. As a result, the Company recorded income tax expense of $24.3 million in 2014 relative to this valuation reserve. During the year ended January 3, 2016, the Company established an additional valuation allowance of $3.0 million related to changes in its net deferred income tax assets.
The Company's federal net operating loss carryforwards expire beginning in 2033. As of January 3, 2016, the Company had federal net operating loss carryforwards of approximately $50.6 million. The Company’s state net operating loss carryforwards expire beginning in 2017 through 2034.
The estimation of future taxable income for federal and state purposes and the Company's ability to realize deferred tax assets can significantly change based on future events and operating results. Thus, recorded valuation allowances may be subject to future changes that could have a material impact on the consolidated financial statements. If the

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED JANUARY 3, 2016, DECEMBER 28, 2014 AND DECEMBER 29, 2013
(in thousands of dollars except share and per share amounts)

Company determines that it is more likely than not that it will realize these deferred tax assets in the future, the Company will make an adjustment to the valuation allowance at that time.
A reconciliation of the statutory federal income tax benefit to the tax provision (benefit) applied to income from continuing operations for the years ended January 3, 2016, December 28, 2014, and December 29, 2013 was as follows:

	Year ended
	January 3, 2016	December 28, 2014	December 29, 2013
Statutory federal income tax benefit	$1	$(9,223)	$(8,371)
State income taxes, net of federal benefit	6	(749)	(656)
Change in valuation allowances	2,959	24,326	624
Employment tax credits	(2,710)	(2,291)	(2,298)
Miscellaneous	(256)	(298)	304
Provision (benefit) for income taxes	$—	$11,765	$(10,397)
The Company's policy is to recognize interest and/or penalties related to uncertain tax positions in income tax expense. At January 3, 2016 and December 28, 2014, the Company had no unrecognized tax benefits and no accrued interest related to uncertain tax positions. The tax years 2012 - 2015 remain open to examination by the major taxing jurisdictions to which the Company is subject. In 2014, the Company concluded an examination of its consolidated federal income tax return for the tax years 2009 through 2012. Although it is not reasonably possible to estimate the amount by which unrecognized tax benefits may increase within the next twelve months due to uncertainties regarding the timing of examinations, the Company does not expect unrecognized tax benefits to significantly change in the next twelve months.
10. Stock-Based Compensation
2006 Stock Incentive Plan. In 2006, the Company adopted a stock plan entitled the 2006 Stock Incentive Plan, as amended, (the “2006 Plan”) and reserved and authorized a total of 3,300,000 shares of common stock for grant thereunder. On June 9, 2011, the stockholders approved an amendment to the 2006 Plan increasing the number of shares of common stock available for issuance by an additional 1,000,000 shares. As of January 3, 2016, 1,842,167 shares were available for future grant or issuance.
On January 15, 2015, the Company granted 274,200 non-vested shares of stock to officers of the Company. These shares vest and become non-forfeitable 25% per year and are being expensed over their four-year vesting period. In addition, during 2015 the Company issued an aggregate of 21,541 non-vested shares of common stock to non-employee directors. The non-vested stock awards vest over five years at the rate of 20% on each anniversary date of the award, provided that the participant has continuously remained a director of the Company.
Stock-based compensation expense for the years ended January 3, 2016, December 28, 2014, and December 29, 2013 was $1.4 million, $1.2 million and $1.2 million, respectively.

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED JANUARY 3, 2016, DECEMBER 28, 2014 AND DECEMBER 29, 2013
(in thousands of dollars except share and per share amounts)

A summary of all non-vested share activity for the year ended January 3, 2016 was as follows:

	Shares	Weighted Average Grant Date Price
Non-vested at December 28, 2014	395,427	$6.68
Granted	295,741	8.22
Vested	(212,650)	7.26
Forfeited	(9,748)	6.21
Non-vested at January 3, 2016	468,770	7.40
The fair value of the non-vested shares is based on the closing price of the Company's common stock on the date of grant. As of January 3, 2016, total non-vested stock-based compensation expense was approximately $2.5 million and the remaining weighted average vesting period for non-vested shares was 2.3 years.
11. Stockholder's Equity
Preferred Stock. In 2012, the Company issued to Burger King Corporation ("BKC") 100 shares of Series A Convertible Preferred Stock pursuant to a certificate of designation. These shares are convertible into 9,414,580 shares of Carrols Restaurant Group Common Stock ("Carrols Common Stock").
The Preferred Stock and the shares of Carrols Common Stock to be issued upon conversion rank senior to Carrols Common Stock with respect to rights on liquidation, winding-up and dissolution of Carrols Restaurant Group. The Preferred Stock is perpetual, will receive any dividends and amounts upon a liquidation event on an as converted basis, does not pay interest and has no mandatory prepayment features.
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
The Company used the net proceeds of the Public Offering to accelerate the remodeling of the Company's restaurants to BKC's 20/20 restaurant image and to acquire franchised Burger King restaurants.
A shelf registration statement (including a prospectus) relating to these securities was filed by the Company with the Securities and Exchange Commission (“SEC”) and was declared effective by the SEC on February 1, 2016.
12. Net Income (Loss) per Share
The Company applies the two-class method to calculate and present net income (loss) per share. The Company's non-vested share awards and Series A Convertible Preferred Stock issued to BKC contain non-forfeitable rights to dividends and are considered participating securities for purposes of computing net income (loss) per share pursuant to the two-class method. Under the two-class method, net earnings are reduced by the amount of dividends declared (whether paid or unpaid) and the remaining undistributed earnings are then allocated to common stock and participating

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED JANUARY 3, 2016, DECEMBER 28, 2014 AND DECEMBER 29, 2013
(in thousands of dollars except share and per share amounts)

securities, based on their respective rights to receive dividends. As the Company incurred net losses for the years ended December 28, 2014 and December 29, 2013 and those losses are not allocated to the participating securities under the two-class method, such method is not applicable for the aforementioned reporting periods.
Basic net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding for the reporting period. Diluted net income (loss) per share reflects additional shares of common stock outstanding, where applicable, calculated using the treasury stock method or the two-class method.
The following table sets forth the calculation of basic and diluted net income (loss) per share:

	Year ended
	January 3, 2016	December 28, 2014	December 29, 2013
Basic net income (loss) per share:
Net income (loss)	$4	$(38,117)	$(13,519)
Less: Income attributable to non-vested shares	—	—	—
Less: Income attributable to preferred stock	(1)	—	—
Net income available to common stockholders	$3	$(38,117)	$(13,519)
Weighted average common shares outstanding	34,958,847	30,885,275	22,958,963
Basic net income (loss) per share	$0.00	$(1.23)	$(0.59)
Diluted net income (loss) per share:
Net income (loss)	$4	$(38,117)	$(13,519)
Shares used in computed basic net income (loss) per share	34,958,847	30,885,275	22,958,963
Dilutive effect of preferred stock and non-vested shares	9,664,404	—	—
Shares used in computed diluted net income (loss) per share	44,623,251	30,885,275	22,958,963
Diluted net income (loss) per share	$0.00	$(1.23)	$(0.59)
Shares excluded from diluted net income (loss) per share computation (1)	—	9,810,007	10,077,503

(1)
Shares issuable upon conversion of preferred stock and non-vested shares were excluded from the computation of diluted net loss in periods of net loss because their effect would have been anti-dilutive.

13. Commitments and Contingencies
Lease Guarantees. As of January 3, 2016, the Company is a guarantor under 30 Fiesta restaurant property leases, with lease terms expiring on various dates through 2030, and is the primary lessee on five Fiesta restaurant property leases, which it subleases to Fiesta. The Company is fully liable for all obligations under the terms of the leases in the event that Fiesta fails to pay any sums due under the lease, subject to indemnification provisions of the Separation and Distribution Agreement entered into in connection with the Spin-off.
The maximum potential amount of future undiscounted rental payments the Company could be required to make under these leases at January 3, 2016 was $31.7 million. The obligations under these leases will generally continue to decrease over time as these operating leases expire. No payments related to these guarantees have been made by the Company to date and none are expected to be required to be made in the future. The Company has not recorded a liability for these guarantees in accordance with ASC 460 - Guarantees as Fiesta has indemnified the Company for all such obligations and the Company did not believe it was probable it would be required to perform under any of the guarantees or direct obligations.
Litigation. The Company is a party to various litigation matters that arise in the ordinary course of business.  The Company does not believe that the outcome of any of these other matters will have a material adverse effect on its consolidated financial statements.
14. Transactions with Related Parties
As part of the 2012 acquisition, the Company issued to BKC 100 shares of Series A Convertible Preferred Stock which is convertible into 9,414,580 shares of Carrols Common Stock, or 28.9% of the outstanding shares of common stock calculated on a fully diluted basis on the date of the closing of the 2012 acquisition (and 21.0% of the outstanding shares of common stock as of January 3, 2016) on a fully diluted basis. See Note 11—Stockholder's Equity for further information. As a result of the 2012 acquisition, BKC has two representatives on the Company's board of directors.
Each of the Company's restaurants operates under a separate franchise agreement with BKC. These franchise agreements generally provide for an initial term of twenty years and currently have an initial franchise fee of $50. Any franchise agreement, including renewals, can be extended at the Company's discretion for an additional 20 year term, with BKC's approval, provided that, among other things, the restaurant meets the current Burger King image standard and the Company is not in default under terms of the franchise agreement. In addition to the initial franchise fee, the Company generally pays BKC a monthly royalty at a rate of 4.5% of sales. Royalty expense was $36.2 million, $29.1 million, and $27.7 million for the years ended January 3, 2016, December 28, 2014 and December 29, 2013, respectively.
The Company is also generally required to contribute 4% of restaurant sales from the Company's restaurants to an advertising fund utilized by BKC for its advertising, promotional programs and public relations activities, and amounts for additional local advertising in markets that approve such advertising. Advertising expense associated with these expenditures was $32.0 million, $27.5 million and $28.9 million for the years ended January 3, 2016, December 28, 2014 and December 29, 2013, respectively.
As of January 3, 2016, December 28, 2014, and December 29, 2013, the Company leased 293, 311 and 295 of its restaurant locations from BKC, respectively. As of January 3, 2016, for 163 of the restaurants, the terms and conditions of the lease with BKC are identical to those between BKC and their third-party lessor. Aggregate rent under these BKC leases for the years ended January 3, 2016, December 28, 2014 and December 29, 2013 was $28.4 million, $26.6 million, and $26.7 million, respectively. The Company believes the related party lease terms have not been significantly affected by the fact that the Company and BKC are deemed to be related parties.
As of January 3, 2016, the Company owed BKC $0.9 million associated with its purchase of the right of first refusal related to the 2012 acquisition and $5.7 million related to the payment of advertising, royalties and rent, which is remitted on a monthly basis.
15. Retirement Plans
The Company offers its salaried employees the option to participate in the Carrols Corporation Retirement Savings Plan (the “Retirement Plan”). The Retirement Plan includes a savings option pursuant to section 401(k) of the Internal Revenue Code in addition to a post-tax savings option. Participating employees may contribute up to 50% of their salary annually to either of the savings options, subject to other limitations. The employees may allocate their contributions to various investment options available under a trust established by the Retirement Plan. The Company may elect to contribute to the Retirement Plan on an annual basis. The Company's contribution is equal to 50% of the employee's contribution subject to a maximum annual amount and begins to vest after one year of service and fully vests after five years of service. A year of service is defined as a plan year during which an employee completes at least 1,000 hours of service. Expense recognized for the Company's contributions to the Retirement Plan was $463, $370 and $346 for the years ended January 3, 2016, December 28, 2014 and December 29, 2013, respectively.

The Company also has an Amended and Restated Deferred Compensation Plan which permits employees not eligible to participate in the Retirement Plan because they have been excluded as “highly compensated” employees (as so defined in the Retirement Plan) to voluntarily defer portions of their base salary and annual bonus. All amounts deferred by the participants earn interest at 8% per annum. There is no Company matching on any portion of the funds. At January 3, 2016 and December 28, 2014, a total of $997 and $567, respectively, was deferred under this plan, including accrued interest.
16. Postretirement Benefits
The Company sponsors a postretirement medical and life insurance plan covering substantially all Burger King administrative and restaurant management personnel who retire or terminate after qualifying for such benefits.
The following was the plan status and accumulated postretirement benefit obligation (APBO) at January 3, 2016 and December 28, 2014:

	January 3, 2016	December 28, 2014
Change in benefit obligation:
Benefit obligation at beginning of year	$3,121	$2,370
Service cost	127	85
Interest cost	114	92
Plan participants' contributions	101	89
Actuarial loss (gain)	(214)	808
Benefits paid	(220)	(342)
Medicare part D prescription drug subsidy	31	19
Benefit obligation at end of year	$3,060	$3,121
Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	88	234
Plan participants' contributions	101	89
Benefits paid	(220)	(342)
Medicare part D prescription drug subsidy	31	19
Fair value of plan assets at end of year	—	—
Funded status	$(3,060)	$(3,121)
Weighted average assumptions:
Discount rate used to determine benefit obligations	4.25%	3.83%
Discount rate used to determine net periodic benefit cost	3.83%	4.48%
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
Components of net periodic postretirement benefit income recognized in the consolidated statements of operations were:

	Year ended
	January 3, 2016	December 28, 2014	December 29, 2013
Service cost	$127	$85	$89
Interest cost	114	92	91
Amortization of net gains and losses	163	104	135
Amortization of prior service credit	(355)	(355)	(357)
Net periodic postretirement benefit expense (income)	$49	$(74)	$(42)

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED JANUARY 3, 2016, DECEMBER 28, 2014 AND DECEMBER 29, 2013
(in thousands of dollars except share and per share amounts)

Amounts recognized in accumulated other comprehensive income that have not yet been recognized as components of net periodic benefit income, consisted of:

	Year ended
	January 3, 2016	December 28, 2014
Prior service credit	$2,327	$2,682
Net loss	(2,218)	(2,595)
Deferred income taxes	(444)	(444)
Accumulated other comprehensive loss	$(335)	$(357)
The estimated net loss that will be amortized from accumulated other comprehensive income into net periodic postretirement benefit income over the next fiscal year is $142. The amount of prior service credit for the postretirement benefit plan that will be amortized from accumulated other comprehensive income into net periodic postretirement benefit income over the next fiscal year is $355.
The following table reflects the changes in accumulated other comprehensive income for the years ended January 3, 2016 and December 28, 2014:

	Year ended
	January 3, 2016	December 28, 2014
Net actuarial loss (gain)	$(214)	$808
Amortization of net loss	(163)	(104)
Amortization of prior service credit	355	355
Total recognized in accumulated other comprehensive loss	$(22)	$1,059
Assumed health care cost trend rates at year end were as follows:

	January 3, 2016	December 28, 2014	December 29, 2013
Medical benefits cost trend rate assumed for the following year pre-65	7.75%	8.00%	7.50%
Medical benefits cost trend rate assumed for the following year post-65	6.75%	7.00%	5.88%
Prescription drug benefit cost trend rate assumed for the following year	11.00%	9.00%	6.75%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	3.89%	3.89%	5.00%
Year that the rate reaches the ultimate trend rate	2075	2075	2021
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

	1% Point Increase	1% Point Decrease
Effect on total of service and interest cost components	$66	$47
Effect on postretirement benefit obligation	584	434

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED JANUARY 3, 2016, DECEMBER 28, 2014 AND DECEMBER 29, 2013
(in thousands of dollars except share and per share amounts)

During 2016, the Company expects to contribute approximately $100 to its postretirement benefit plan. The benefits, net of Medicare Part D subsidy receipts, expected to be paid in each year from 2015 through 2020 are $100, $126, $152, $155 and $162 respectively, and for the years 2021-2025 the aggregate amount is $890.
17. Selected Quarterly Financial Data (Unaudited)

	Year Ended January 3, 2016
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter (7)
Restaurant sales	$193,170		$219,102	(1)	$217,676	(1)	$229,056	(1)
Income (loss) from operations	(4,462)	(2)	12,358	(1)(2)	11,751	(1)(2)	11,561	(1)(2)
Net income (loss)	(9,276)		(4,977)		7,239		7,018
Basic and diluted net income (loss) per share	(0.27)		(0.14)		0.16		0.16
Restaurants at end of period	659	(5)	657		660		705

	Year Ended December 28, 2014
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
Restaurant sales	$151,453		$168,583	(3)	$179,822	(3)	$192,897	(3)
Income (loss) from operations	(6,484)	(4)	1,597	(3)(4)	330	(3)(4)	(2,994)	(3)(4)
Net loss	(7,429)		(1,932)		(1,721)		(27,035)	(6)
Basic and diluted net loss per share	(0.32)		(0.06)		(0.05)		(0.78)
Restaurants at end of period	560		560		581		674

(1)
In fiscal 2015 the Company acquired four restaurants in the second quarter, five restaurants in the third quarter and 46 restaurants in the fourth quarter (See Note 2). In fiscal 2015 the Company recorded acquisition costs related to the 2014 and 2015 acquisitions of $0.2 million in the first quarter, $0.1 million in the third quarter, and $0.8 million in the fourth quarter(See Note 2).

(2)
In fiscal 2015 the Company recorded impairment and other lease charges of $1.6 million in the first quarter, $0.7 million in the second quarter, $0.4 million in the third quarter and $0.3 million in the fourth quarter (See Note 5).

(3)
In fiscal 2014 the Company acquired four restaurants in the second quarter, 25 restaurants in the third quarter and 94 restaurants in the fourth quarter (See Note 2). In fiscal 2014 the Company recorded acquisition costs related to the 2014 acquisitions of $0.1 million in the first quarter, $0.2 million in the second quarter, $0.4 million in the third quarter, and $1.2 million in the fourth quarter (See Note 2).

(4)
In fiscal 2014 the Company recorded impairment and other lease charges of $0.6 million in the first quarter, $0.4 million in the second quarter, $0.8 million in the third quarter and $1.7 million in the fourth quarter (See Note 5).

(5)	The Company closed 15 restaurants during the first quarter of fiscal 2015.

(6)	The Company recorded income tax expense of $24.3 million related to establishing a valuation allowance for all of the Company's net deferred tax assets in the fourth quarter of 2014 (See Note 9).

(7)	The fourth quarter of fiscal 2015 contained 14 weeks.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED JANUARY 3, 2016, DECEMBER 28, 2014 AND DECEMBER 29, 2013
(in thousands of dollars)

	Column B	Column C		Column D	Column E
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to other accounts	Deductions	Balance at End of Period
Year Ended January 3, 2016
Deferred income tax valuation allowance	$27,423	$2,959	$(8)	$—	$30,374
Year Ended December 28, 2014
Deferred income tax valuation allowance	2,687	$24,326	$410	—	27,423
Year Ended December 29, 2013
Deferred income tax valuation allowance	2,063	624	—	—	2,687

SIGNATURES
Pursuant to the requirements of the Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th day of March 2016.

CARROLS RESTAURANT GROUP, INC.

/s/ Daniel T. Accordino
(Signature)
Daniel T. Accordino Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.

Signature	Title	Date

/s/ Daniel T. Accordino	President, Chief Executive Officer and Director	March 9, 2016
Daniel T. Accordino

/s/ Paul R. Flanders	Vice President, Chief Financial Officer and Treasurer	March 9, 2016
Paul R. Flanders

/s/ Timothy J. LaLonde	Vice President, Controller	March 9, 2016
Timothy J. LaLonde

/s/ Jose E. Cil	Director	March 9, 2016
Jose E. Cil

/s/ Hannah S. Craven	Director	March 9, 2016
Hannah S. Craven

/s/ Manuel A. Garcia III	Director	March 9, 2016
Manuel A. Garcia III

/s/ Joel M. Handel	Director	March 9, 2016
Joel M. Handel

/s/ David S. Harris	Director	March 9, 2016
David S. Harris

/s/ Alexandre Macedo	Director	March 9, 2016
Alexandre Macedo