Form 10-Q
period 2016-04-03
CARROLS RESTAURANT GROUP, INC.
filed 2016-05-11
CIK 809248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 9, 2016, Carrols Restaurant Group, Inc. had 35,827,660 shares of its common stock, $.01 par value, outstanding.

CARROLS RESTAURANT GROUP, INC.
FORM 10-Q
QUARTER ENDED April 3, 2016

PART I—FINANCIAL INFORMATION
ITEM 1—INTERIM CONSOLIDATED FINANCIAL STATEMENTS
CARROLS RESTAURANT GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands of dollars, except share and per share amounts)
(Unaudited)

	April 3, 2016	January 3, 2016
ASSETS
Current assets:
Cash	$12,330	$22,274
Trade and other receivables	6,378	6,161
Inventories	7,405	7,126
Prepaid rent	4,295	4,168
Prepaid expenses and other current assets	6,507	5,266
Total current assets	36,915	44,995
Property and equipment, net of accumulated depreciation of $233,387 and $226,140, respectively	225,263	220,114
Franchise rights, net of accumulated amortization of $89,323 and $87,869, respectively (Note 3)	123,590	118,881
Goodwill (Note 3)	21,089	20,438
Franchise agreements, at cost less accumulated amortization of $8,818 and $8,471, respectively	15,264	15,467
Favorable leases, net of accumulated amortization of $1,490 and $1,339, respectively (Note 3)	5,549	5,652
Other assets	1,795	1,709
Total assets	$429,465	$427,256
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt (Note 6)	$1,491	$1,435
Accounts payable	21,236	20,436
Accrued interest	6,672	2,672
Accrued payroll, related taxes and benefits	20,427	27,582
Accrued real estate taxes	4,168	5,117
Other liabilities	16,446	14,012
Total current liabilities	70,440	71,254
Long-term debt, net of current portion (Note 6)	202,062	202,042
Lease financing obligations	1,193	1,193
Deferred income—sale-leaseback of real estate	12,200	12,589
Accrued postretirement benefits	3,058	3,060
Unfavorable leases, net of accumulated amortization of $3,656 and $3,444, respectively (Note 3)	12,680	12,004
Other liabilities (Note 5)	17,123	17,115
Total liabilities	318,756	319,257
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, par value $.01; authorized 20,000,000 shares, issued and outstanding—100 shares	—	—
Voting common stock, par value $.01; authorized—100,000,000 shares, issued—35,827,660 and 35,508,660 shares, respectively, and outstanding—35,113,324 and 35,039,890 shares, respectively	351	350
Additional paid-in capital	139,647	139,083
Accumulated deficit	(28,813)	(30,958)
Accumulated other comprehensive loss	(335)	(335)
Treasury stock, at cost	(141)	(141)
Total stockholders’ equity	110,709	107,999
Total liabilities and stockholders’ equity	$429,465	$427,256

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
THREE MONTHS ENDED APRIL 3, 2016 AND MARCH 29, 2015
(In thousands of dollars, except share and per share amounts)
(Unaudited)

	Three Months Ended
	April 3, 2016	March 29, 2015
Restaurant sales	$222,519	$193,170
Costs and expenses:
Cost of sales	59,020	56,850
Restaurant wages and related expenses	72,083	63,312
Restaurant rent expense	15,878	14,424
Other restaurant operating expenses	35,689	32,492
Advertising expense	9,128	7,283
General and administrative (including stock-based compensation expense of $565 and $341, respectively)	13,206	11,596
Depreciation and amortization	11,057	10,005
Impairment and other lease charges (Note 4)	222	1,630
Other expense (income) (Note 12)	(444)	40
Total operating expenses	215,839	197,632
Income (loss) from operations	6,680	(4,462)
Interest expense	4,535	4,814
Income (loss) before income taxes	2,145	(9,276)
Provision (benefit) for income taxes (Note 7)	—	—
Net income (loss)	$2,145	$(9,276)
Basic and diluted net income (loss) per share (Note 11)	$0.05	$(0.27)
Shares used in computing net income (loss) per share:
Basic weighted average common shares outstanding	35,101,757	34,882,302
Diluted weighted average common shares outstanding	44,880,887	34,882,302
Other comprehensive income (loss), net of tax:
Net income (loss)	$2,145	$(9,276)
Other comprehensive income (loss)	—	—
Comprehensive income (loss)	$2,145	$(9,276)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED APRIL 3, 2016 AND MARCH 29, 2015
(In thousands of dollars)
(Unaudited)

	Three Months Ended
	April 3, 2016	March 29, 2015
Cash flows provided from operating activities:
Net income (loss)	$2,145	$(9,276)
Adjustments to reconcile net income (loss) to net cash provided from operating activities:
Loss on disposals of property and equipment	169	171
Stock-based compensation	565	341
Impairment and other lease charges	222	1,630
Depreciation and amortization	11,057	10,005
Amortization of deferred financing costs	197	257
Amortization of deferred gains from sale-leaseback transactions	(461)	(448)
Change in refundable income taxes	—	2,416
Changes in other operating assets and liabilities	(3,088)	9,384
Net cash provided from operating activities	10,806	14,480
Cash flows used for investing activities:
Capital expenditures:
New restaurant development	(545)	(18)
Restaurant remodeling	(12,708)	(8,792)
Other restaurant capital expenditures	(4,265)	(2,552)
Corporate and restaurant information systems	(1,164)	(704)
Total capital expenditures	(18,682)	(12,066)
Acquisition of restaurants, net of cash acquired	(7,127)	—
Properties purchased for sale-leaseback	—	(697)
Proceeds from sale-leaseback transactions	5,015	1,808
Proceeds from insurance recoveries	500	—
Net cash used for investing activities	(20,294)	(10,955)
Cash flows used for financing activities
Principal payments on capital leases	(354)	(311)
Financing costs associated with issuance of debt	(102)	(148)
Net cash used for financing activities	(456)	(459)
Net (decrease) increase in cash	(9,944)	3,066
Cash, beginning of period	22,274	21,221
Cash, end of period	$12,330	$24,287
Supplemental disclosures:
Interest paid on long-term debt	$312	$234
Interest paid on lease financing obligations	$26	$26
Accruals for capital expenditures	$2,387	$2,689
Income taxes refunded	$—	$2,416
Capital lease obligations acquired or incurred	$263	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars except share and per share amounts)

1. Basis of Presentation
Business Description. At April 3, 2016 Carrols Restaurant Group, Inc. ("Carrols Restaurant Group") operated, as franchisee, 717 restaurants under the trade name “Burger King ®” in 16 Northeastern, Midwestern and Southeastern states.
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
Fiscal Year. The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. The fiscal year ended January 3, 2016 contained 53 weeks. The three months ended April 3, 2016 and March 29, 2015 each contained thirteen weeks. The 2016 fiscal year will end January 1, 2017 and will contain 52 weeks.
Basis of Presentation. The accompanying unaudited consolidated financial statements for the three months ended April 3, 2016 and March 29, 2015 have been prepared without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission and do not include certain of the information and the footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of such unaudited consolidated financial statements have been included. The results of operations for three months ended April 3, 2016 and March 29, 2015 are not necessarily indicative of the results to be expected for the full year.
These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended January 3, 2016. The January 3, 2016 consolidated balance sheet data is derived from those audited financial statements.
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

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars except share and per share amounts)

The Company estimates that the seller's carrying value of acquired restaurant equipment, subject to certain adjustments, and restaurant equipment subject to capital leases is equivalent to fair value of this equipment at the date of the acquisitions. The fair values of assumed franchise agreements are valued as if the remaining term of the agreement is at the market rate. The fair values of acquired land, buildings and certain leasehold improvements are determined using both the cost approach and market approach.The fair value of the favorable and unfavorable leases acquired, as well as the fair value of land, buildings and leasehold improvements acquired, is measured using significant inputs observable in the open market. As such, the Company categorizes all as Level 2 inputs under ASC 820. The fair value of acquired franchise rights is primarily determined using the income approach.
Fair Value of Financial Instruments. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. In determining fair value, the accounting standards establish a three level hierarchy for inputs used in measuring fair value as follows: Level 1 inputs are quoted prices in active markets for identical assets or liabilities; Level 2 inputs are observable for the asset or liability, either directly or indirectly, including quoted prices in active markets for similar assets or liabilities; and Level 3 inputs are unobservable and reflect our own assumptions. Financial instruments include cash, accounts receivable, accounts payable and long-term debt. The carrying amounts of cash, accounts receivable and accounts payable approximate fair value because of the short-term nature of these financial instruments. The fair value of the Carrols Restaurant Group 8.0% Senior Secured Second Lien Notes due 2022 is based on a recent trading value, which is considered Level 2, and at April 3, 2016 was approximately $213.0 million.
Fair value measurements of non-financial assets and non-financial liabilities are primarily used in the impairment analysis of long-lived assets, goodwill and intangible assets. Long-lived assets and definite-lived intangible assets are measured at fair value on a nonrecurring basis using Level 3 inputs. As described in Note 4, the Company recorded long-lived asset impairment charges of $0.2 million and $0.5 million during the three months ended April 3, 2016 and March 29, 2015, respectively. Goodwill is reviewed annually for impairment on the last day of the fiscal year, or more frequently if impairment indicators arise.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars except share and per share amounts)

2. Acquisitions
In 2012, as part of an acquisition of restaurants from Burger King Corporation ("BKC") the Company was assigned BKC's right of first refusal on franchisee restaurant sales in 20 states (the "ROFR"). Since the beginning of 2015, the Company has acquired an aggregate of 67 restaurants from other franchisees in the following transactions:

Closing Date		Number of Restaurants	Purchase Price	Number of Fee-Owned Restaurants (1)	Market Location
2015:
March 31, 2015		4	$794		Northern Vermont
August 4, 2015		5	663		Charlotte, North Carolina
October 1, 2015	(2)	5	5,044	1	Wheeling, West Virginia
October 20, 2015		1	709		Kalamazoo, Michigan
November 17, 2015		2	618		Evansville, Indiana
November 17, 2015	(2)	6	10,945	5	Evansville, Indiana
December 1, 2015	(2)	23	26,175	10	Detroit, Michigan
December 8, 2015		9	7,802		Northern New Jersey
2016:
February 23, 2016	(2)	12	7,127		Scranton/Wilkes-Barre, Pennsylvania
		67	$59,877	16

(1)
The 2015 acquisitions included the purchase of 16 fee-owned restaurants. Three of these fee-owned restaurants were sold in sale-leaseback transactions during 2015 for net proceeds of $4.3 million and an additional three fee-owned restaurants were sold in sale-leaseback transactions in the first quarter of 2016 for net proceeds of $5.0 million. Nine of the remaining fee-owned restaurants are expected to be sold in sale-leaseback transactions during the remainder of 2016 although there can be no assurance that such transactions will be completed in 2016 or at all.

(2)	Acquisitions resulting from the exercise of the ROFR.
The restaurants acquired above contributed restaurant sales of $18.7 million in the first quarter of 2016. It is impracticable to disclose net earnings for the post-acquisition period for the acquired restaurants as net earnings of these restaurants were not tracked on a collective basis due to the integration of administrative functions, including field supervision.
The pro forma impact on the results of operations for the restaurants acquired above for the three months ended April 3, 2016 and March 29, 2015 is included below. The pro forma results of operations are not necessarily indicative of the results that would have occurred had the acquisitions been consummated at the beginning of the periods presented, nor are they necessarily indicative of any future consolidated operating results. The following table summarizes the Company's unaudited pro forma operating results:

	Three Months Ended
	April 3, 2016	March 29, 2015
Restaurant sales	$224,674	$213,150
Net income (loss)	$2,621	$(8,155)
Basic and diluted net income (loss) per share	$0.06	$(0.23)
This pro forma financial information does not give effect to any anticipated synergies, operating efficiencies or cost savings or any transaction and integration costs related to the acquired restaurants.
3. Intangible Assets
Goodwill. The Company is required to review goodwill for impairment annually, or more frequently, when events and circumstances indicate that the carrying amount may be impaired. If the determined fair value of goodwill is less than the related carrying amount, an impairment loss is recognized. The Company performs its annual impairment assessment as of the last day of its fiscal year and does not believe circumstances have changed since the last assessment date which would make it necessary to reassess its value. There have been no recorded goodwill impairment losses during the three months ended April 3, 2016 or March 29, 2015. The change in goodwill for the three months ended April 3, 2016 is summarized below:

Goodwill at January 3, 2016	$20,438
Acquisition of twelve restaurants (Note 2)	651
Goodwill at April 3, 2016	$21,089
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

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars except share and per share amounts)

The Company assesses the potential impairment of franchise rights whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If an indicator of impairment exists, an estimate of the aggregate undiscounted cash flows from the acquired restaurants is compared to the respective carrying value of franchise rights for each acquisition. If an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value. No impairment charges were recorded related to the Company’s franchise rights for the three months ended April 3, 2016 and March 29, 2015. The change in franchise rights for the three months ended April 3, 2016 is summarized below:

Balance at January 3, 2016	$118,881
Acquisition of twelve restaurants (Note 2)	6,163
Amortization expense	(1,454)
Balance at April 3, 2016	$123,590
Amortization expense related to franchise rights was $1.5 million and $1.1 million for the three months ended April 3, 2016 and March 29, 2015, respectively. The Company expects annual amortization expense to be $5.8 million in 2016 and $5.7 million in each of the following five years.
Favorable and Unfavorable Leases. Amounts allocated to favorable and unfavorable leases are being amortized using the straight-line method over the remaining terms of the underlying lease agreements as a net reduction of restaurant rent expense. Additions to unfavorable lease liabilities from the 2016 acquisitions included in Note 2 totaled $1.0 million for the three months ended April 3, 2016.
The net reduction of rent expense related to the amortization of favorable and unfavorable leases was $0.2 million in each of the three months ended April 3, 2016 and March 29, 2015. The Company expects the net annual reduction of rent expense to be $0.8 million in 2016, $0.7 million in 2017 and 2018, $0.6 million in 2019 and 2020, and $0.5 million in 2021.
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
 During the three months ended April 3, 2016, the Company recorded impairment charges of $0.2 million consisting primarily of capital expenditures at previously impaired restaurants.
During the three months ended March 29, 2015, the Company recorded other lease charges of $1.2 million associated with the closure of eight of the Company's restaurants in the first quarter of 2015 and asset impairment charges of $0.5 million, including $0.3 million of capital expenditures at previously impaired restaurants.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars except share and per share amounts)

The following table presents the activity in the accrual for closed restaurant locations:

	Three Months Ended	Year Ended
	April 3, 2016	January 3, 2016
Balance, beginning of the period	$2,088	$1,721
Provisions for restaurant closures	—	1,472
Changes in estimates of accrued costs	—	(95)
Payments, net	(163)	(1,228)
Other adjustments, including the effect of discounting future obligations	42	218
Balance, end of the period	$1,967	$2,088
Changes in estimates of accrued costs primarily relate to revisions to certain sublease income assumptions and costs.
5. Other Liabilities, Long-Term
Other liabilities, long-term, at April 3, 2016 and January 3, 2016 consisted of the following:

	April 3, 2016	January 3, 2016
Accrued occupancy costs	$10,843	$10,473
Accrued workers’ compensation and general liability claims	3,286	3,606
Deferred compensation	1,206	997
Long-term obligation to BKC for ROFR	—	190
Other	1,788	1,849
	$17,123	$17,115
Long-term accrued occupancy costs above include obligations pertaining to closed restaurant locations, contingent rent, and accruals to expense operating lease rental payments on a straight-line basis over the lease term.
6. Long-term Debt
Long-term debt at April 3, 2016 and January 3, 2016 consisted of the following:

	April 3, 2016	January 3, 2016
Collateralized:
Carrols Restaurant Group 8% Senior Secured Second Lien Notes	$200,000	$200,000
Capital leases	7,903	8,006
	207,903	208,006
Less: current portion	(1,491)	(1,435)
Less: deferred financing costs	(4,350)	(4,529)
	$202,062	$202,042
8% Notes. On April 29, 2015, the Company issued $200 million of 8.0% Senior Secured Second Lien Notes due 2022 (the "8% Notes") pursuant to an indenture dated as of April 29, 2015 governing such notes. The 8% Notes mature and are payable on May 1, 2022. Interest is payable semi-annually on May 1 and November 1. The 8% Notes are guaranteed by the Company's subsidiaries and are secured by second-priority liens on substantially all of the Company's and its subsidiaries' assets (including a pledge of all of the capital stock and equity interests of its subsidiaries).

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
Senior Credit Facility. On May 30, 2012, the Company entered into a senior credit facility, which was amended on February 12, 2016 to provide for aggregate revolving credit borrowings of up to $55.0 million (including $20.0 million available for letters of credit) and to extend the maturity date to February 12, 2021. The amended senior credit facility also provides for potential incremental borrowing increases of up to $25.0 million, in the aggregate. There were no revolving credit borrowings outstanding under the amended senior credit facility at April 3, 2016. After reserving $13.4 million for letters of credit issued under the amended senior credit facility, $41.6 million was available for revolving credit borrowings under the amended senior credit facility at April 3, 2016.
Borrowings under the senior credit facility bear interest at a rate per annum, at the Company’s option, of:
(i) the Alternate Base Rate plus the applicable margin of 1.75% to 2.75% based on the Company’s Adjusted Leverage Ratio, or
(ii) the LIBOR Rate plus the applicable margin of 2.75% to 3.75% based on the Company’s Adjusted Leverage Ratio.
At April 3, 2016 the Company's LIBOR Rate margin was 2.75% and the Alternate Base Rate margin was 1.75% based on the Company's Adjusted Leverage Ratio at the end of fiscal 2015.
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
The amended senior credit facility contains certain covenants, including without limitation, those limiting the Company’s and its subsidiaries' ability to, among other things, incur indebtedness, incur liens, sell or acquire assets or businesses, change the character of its business in all material respects, engage in transactions with related parties, make certain investments, make certain restricted payments or pay dividends. In addition, the amended senior credit facility requires the Company to meet certain financial ratios, including a Fixed Charge Coverage Ratio, Adjusted Leverage Ratio and First Lien Leverage Ratio (all as defined under the amended senior credit facility). The Company was in compliance with the covenants under its senior credit facility at April 3, 2016.
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
7. Income Taxes
The provision (benefit) for income taxes for the three months ended April 3, 2016 and March 29, 2015 was comprised of the following:

	Three Months Ended
	April 3, 2016	March 29, 2015
Current	$—	$—
Deferred	36	(3,739)
Valuation allowance	(36)	3,739
	$—	$—
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.
Since 2014 the Company has recorded a valuation allowance on all of its net deferred income tax assets. The Company performs an ongoing assessment of positive and negative evidence regarding the realization of its deferred income tax assets as required by ASC 740. Under ASC 740, the weight given to negative and positive evidence is commensurate only to the extent that such evidence can be objectively verified. ASC 740 also prescribes that objective historical evidence, in particular the Company’s three-year cumulative loss position, be given greater weight than subjective evidence, including the Company’s forecasts of future taxable income, which include assumptions that cannot be objectively verified. The Company determined, based on the required weight of that evidence under ASC 740, that a valuation allowance was still needed on all of its net deferred income tax assets at April 3, 2016. Consequently, the Company recorded no provision or benefit for income taxes in each of the three months ended April 3, 2016 and March 29, 2015.
The Company increased its valuation allowance by $0.2 million in the three months ended April 3, 2016 due primarily to the addition of acquired net deferred tax assets and $3.7 million in the three months ended March 29, 2015. At April 3, 2016, the Company's valuation allowance on all its net deferred tax assets was $30.6 million.
The Company's federal net operating loss carryforwards expire beginning in 2033. As of April 3, 2016, the Company had federal net operating loss carryforwards of approximately $53.2 million. The Company's state net operating loss carryforwards expire beginning in 2017 through 2034.

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
The Company's policy is to recognize interest and/or penalties related to uncertain tax positions in income tax expense. At April 3, 2016 and January 3, 2016, the Company had no unrecognized tax benefits and no accrued interest related to uncertain tax positions. The tax years 2012 - 2015 remain open to examination by the major taxing jurisdictions to which the Company is subject. Although it is not reasonably possible to estimate the amount by which unrecognized tax benefits may increase within the next twelve months due to the uncertainties regarding the timing of any examinations, the Company does not expect unrecognized tax benefits to significantly change in the next twelve months.
8. Stock-Based Compensation
Stock-based compensation expense was $0.6 million and $0.3 million in the three months ended April 3, 2016 and March 29, 2015, respectively. On January 15, 2016, the Company granted 319,000 non-vested shares to officers of the Company. These shares vest and become non-forfeitable 25% per year and are being expensed over their four-year vesting period.
A summary of all non-vested shares activity for the three months ended April 3, 2016 was as follows:

	Shares	Weighted Average Grant Date Price
Non-vested at January 3, 2016	468,770	$7.40
Granted	319,000	12.28
Vested	(73,434)	8.25
Non-vested at April 3, 2016	714,336	$9.49
The fair value of non-vested shares is based on the closing price on the date of grant. As of April 3, 2016, the total unrecognized stock-based compensation expense was approximately $5.8 million, which the Company expects to recognize over a remaining weighted average vesting period for non-vested shares of 2.8 years. The Company expects to record an additional $1.5 million as compensation expense for the remainder of 2016.
9. Commitments and Contingencies
Lease Guarantees. Fiesta Restaurant Group, Inc. ("Fiesta"), a former wholly-owned subsidiary of the Company, was spun-off in 2012 to the Company's stockholders. As of April 3, 2016, the Company is a guarantor under 27 Fiesta restaurant property leases, with lease terms expiring on various dates through 2030, and is the primary lessee on five Fiesta restaurant property leases, which it subleases to Fiesta. The Company is fully liable for all obligations under the terms of the leases in the event that Fiesta fails to pay any sums due under the lease, subject to indemnification provisions of the Separation and Distribution Agreement entered into in connection with the spin-off of Fiesta.
The maximum potential amount of future undiscounted rental payments the Company could be required to make under these leases at April 3, 2016 was $28.8 million. The obligations under these leases will generally continue to decrease over time as these operating leases expire. No payments related to these guarantees have been made by the Company to date and none are expected to be required to be made in the future. The Company has not recorded a liability for these guarantees in accordance with ASC 460 - Guarantees as Fiesta has indemnified the Company for all such obligations and the Company did not believe it was probable it would be required to perform under any of the guarantees or direct obligations.

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
10. Transactions with Related Parties
In connection with an acquisition of restaurants from BKC in 2012, the Company issued to BKC 100 shares of Series A Convertible Preferred Stock which is convertible into 9,414,580 shares of Carrols Restaurant Group Common Stock, which currently constitutes approximately 20.8% of the outstanding shares of the Company's common stock on a fully diluted basis. Pursuant to the terms of the Series A Convertible Preferred Stock, BKC also has two representatives on the Company's board of directors.
Each of the Company's restaurants operates under a separate franchise agreement with BKC. These franchise agreements generally provide for an initial term of twenty years and currently have an initial franchise fee of fifty thousand dollars. Any franchise agreement, including renewals, can be extended at the Company's discretion for an additional twenty-year term, with BKC's approval, provided that among other things, the restaurant meets the current Burger King image standard and the Company is not in default under terms of the franchise agreement. In addition to the initial franchise fee, the Company generally pays BKC a monthly royalty at a rate of 4.5% of sales. Royalty expense was $9.4 million and $8.1 million in the three months ended April 3, 2016 and March 29, 2015, respectively.
The Company is also generally required to contribute 4% of restaurant sales from its restaurants to an advertising fund utilized by BKC for its advertising, promotional programs and public relations activities, and additional amounts for participation in local advertising campaigns in markets that approve such additional spending. Advertising expense related to BKC was $9.0 million and $7.2 million in the three months ended April 3, 2016 and March 29, 2015, respectively.
As of April 3, 2016, the Company leased 293 of its restaurant locations from BKC and for 163 of these locations the terms and conditions of the lease with BKC are identical to those between BKC and the third-party lessor. Aggregate rent related to BKC leases for the three months ended April 3, 2016 and March 29, 2015 was $7.3 million in both periods. The Company believes the related party lease terms have not been significantly affected by the fact that the Company and BKC are deemed related parties.
As of April 3, 2016, the Company owed BKC $0.8 million associated with its purchase of the ROFR and $6.8 million related to the payment of advertising, royalties and rent, which is remitted on a monthly basis.
11. Net Income (Loss) per Share
The Company applies the two-class method to calculate and present net income (loss) per share. The Company's non-vested share awards and Series A Convertible Preferred Stock issued to BKC contain non-forfeitable rights to dividends and are considered participating securities for purposes of computing net income (loss) per share pursuant to the two-class method. Under the two-class method, net earnings are reduced by the amount of dividends declared (whether paid or unpaid) and the remaining undistributed earnings are then allocated to common stock and participating securities, based on their respective rights to receive dividends. As the Company incurred a net loss for the three months ended March 29, 2015 and those losses are not allocated to the participating securities under the two-class method, such method is not applicable for the aforementioned reporting period.
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

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars except share and per share amounts)

The following table sets forth the calculation of basic and diluted net loss per share:

	Three Months Ended
	April 3, 2016	March 29, 2015
Basic net income (loss) per share:
Net income (loss)	$2,145	$(9,276)
Less: Income attributable to non-vested shares	(32)	—
Less: Income attributable to preferred stock	(447)	—
Net income available to common stockholders	$1,666	$(9,276)
Weighted average common shares outstanding	35,101,757	34,882,302
Basic net income (loss) per share	$0.05	$(0.27)
Diluted net income (loss) per share:
Net income (loss)	$2,145	$(9,276)
Shares used in computing basic net income (loss) per share	35,101,757	34,882,302
Dilutive effect of preferred stock and non-vested shares	9,779,130	—
Shares used in computing diluted net income (loss) per share	44,880,887	34,882,302
Diluted net income (loss) per share	$0.05	$(0.27)
Shares excluded from diluted net income (loss) per share computation (1)	—	9,950,261

(1)	Shares issuable upon conversion of preferred stock and non-vested shares were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive.
12. Other Income
In the three months ended April 3, 2016, the Company recorded a gain of $0.5 million related to a settlement for a partial condemnation on one of its operating restaurant properties.
ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Throughout this Quarterly Report on Form 10-Q, we refer to Carrols Restaurant Group, Inc. as “Carrols Restaurant Group” and, together with our consolidated subsidiaries, as “we”, “our” and “us” unless otherwise indicated or the context otherwise requires. Any reference to “Carrols” refers to our wholly-owned subsidiary, Carrols Corporation, a Delaware corporation, and its consolidated subsidiary, unless otherwise indicated or the context otherwise requires. Any reference to "Carrols LLC" refers to Carrols' wholly-owned subsidiary, Carrols LLC, a Delaware limited liability company.
We use a 52-53 week fiscal year ending on the Sunday closest to December 31. The three months ended April 3, 2016 and March 29, 2015 each contained thirteen weeks. Our fiscal year ending January 1, 2017 will contain 52 weeks and our fiscal year ended January 3, 2016 contained 53 weeks.
Introduction
We are a holding company and conduct all of our operations through our direct and indirect subsidiaries and have no assets other than the shares of capital stock of Carrols, our direct wholly-owned subsidiary. The following Management's Discussion and Analysis of Financial Condition and Results of Operations (or "MD&A") is written to help the reader understand our company. The MD&A is provided as a supplement to, and should be read in conjunction with our unaudited interim Consolidated Financial Statements and the accompanying financial statement notes appearing elsewhere in this report and our Annual Report on Form 10-K for the year ended January 3, 2016. The overview provides our perspective on the individual sections of MD&A, which include the following:
Company Overview—a general description of our business and our key financial measures.
Recent and Future Events Affecting Our Results of Operations—a description of recent events that affect, and future events that may affect, our results of operations.
Results from Operations—an analysis of our results of operations for the three months ended April 3, 2016 compared to the three months ended March 29, 2015 including a review of material items and known trends and uncertainties.
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

Company Overview
We are one of the largest restaurant companies in the United States and have been operating restaurants for more than 50 years. We are the largest Burger King® franchisee in the United States, based on number of restaurants, and have operated Burger King restaurants since 1976. As of April 3, 2016, our restaurant operations consisted of 717 Burger King restaurants in 16 states.
In 2012, as part of an acquisition of restaurants from Burger King Corporation ("BKC") we were assigned BKC's right of first refusal on franchisee restaurant sales in 20 states (the "ROFR"). In the first quarter of 2016 we acquired twelve restaurants in the Scranton-Wilkes Barre market in Pennsylvania. During the year ended January 3, 2016 we acquired 55 restaurants in eight separate transactions and during the year ended December 28, 2014 we acquired 123 restaurants in five separate transactions.
For 2016, we have modified our groupings of restaurants for reporting and analysis purposes. We refer to our restaurants acquired in 2014, 2015 and 2016 as our "acquired restaurants”. All of our other restaurants, including restaurants acquired before 2014, are referred to as our "legacy restaurants".
The following is an overview of the key financial measures discussed in our results of operations:

•
Restaurant sales consist of food and beverage sales at our restaurants, net of discounts and excluding sales tax collected. Restaurant sales are influenced by changes in comparable restaurant sales, menu price increases, new restaurant development and closures of restaurants. Restaurants, including restaurants we acquire, are included in comparable restaurant sales after they have been open for 12 months. For comparative purposes, the calculation of the changes in comparable restaurant sales is based on either a 52-week or 53-week year.

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

•
Restaurant rent expense includes base rent and contingent rent on our leases characterized as operating leases, the amortization of acquired favorable and unfavorable leases and is reduced by the amortization of deferred gains on sale-leaseback transactions.

•
Other restaurant operating expenses include all other restaurant-level operating costs, the major components of which are royalty expenses paid to BKC, utilities, repairs and maintenance, real estate taxes and credit card fees.

•
Advertising expense includes advertising payments to BKC based on a percentage of sales as required under our franchise agreements and additional marketing and promotional expenses in certain of our markets.

•
General and administrative expenses are comprised primarily of (1) salaries and expenses associated with corporate and administrative functions that support the development, growth and operations of our restaurants, (2) legal, auditing and other professional fees (3) acquisition costs and (4) stock-based compensation expense.

•
EBITDA, Adjusted EBITDA, Restaurant-Level EBITDA and Adjusted net income or loss. EBITDA, Adjusted EBITDA, Restaurant-Level EBITDA and Adjusted net income or loss are non-GAAP financial measures. EBITDA represents net income or loss, before provision or benefit for income taxes, interest expense and depreciation and amortization. Adjusted EBITDA represents EBITDA as adjusted to exclude impairment and other lease charges, acquisition costs, loss on extinguishment of debt, stock compensation expense and non-recurring income or expense . Restaurant-Level EBITDA represents income or loss from operations adjusted to exclude general and administrative expenses, depreciation and amortization, impairment and other lease charges and other income and expense. Adjusted net income or loss represents net income or loss adjusted to exclude loss on extinguishment of debt, impairment and other lease charges, acquisition costs and non-recurring income and expense.
We are presenting Adjusted EBITDA, Restaurant-Level EBITDA and Adjusted net income or loss because we believe that they provide a more meaningful comparison than EBITDA and net income or loss of our core business operating results, as well as with those of other similar companies. Additionally, we present Restaurant-Level EBITDA because it excludes the impact of general and administrative expenses and other income and expense which are not directly related to restaurant operations. Management believes that Adjusted EBITDA, Restaurant-Level EBITDA and Adjusted net income or loss, when viewed with our results of operations in accordance with GAAP and the accompanying reconciliations on page 23, provide useful information about operating performance and period-over-period growth, and provide additional information that is useful for evaluating the operating performance of our core business without regard to potential distortions. Additionally, management believes that Adjusted EBITDA and Restaurant-Level EBITDA permit investors to gain an understanding of the factors and trends affecting our ongoing cash earnings, from which capital investments are made and debt is serviced.
However, EBITDA, Adjusted EBITDA, Restaurant-Level EBITDA and Adjusted net income or loss are not measures of financial performance or liquidity under GAAP and, accordingly, should not be considered as alternatives to net income or loss, income or loss from operations or cash flow from operating activities as indicators of operating performance or liquidity. Also, these measures may not be comparable to similarly titled captions of other companies. For a reconciliation between net income or loss to EBITDA, Adjusted EBITDA and Adjusted net income or loss and the reconciliation of income or loss from operations to Restaurant-Level EBITDA, see page 23.
EBITDA, Adjusted EBITDA, Restaurant-Level EBITDA and Adjusted net income or loss have important limitations as analytical tools.  These limitations include the following:

•	EBITDA, Adjusted EBITDA and Restaurant-Level EBITDA do not reflect our capital expenditures, future requirements for capital expenditures or contractual commitments to purchase capital equipment;

•	EBITDA, Adjusted EBITDA and Restaurant-Level EBITDA do not reflect the interest expense or the cash requirements necessary to service principal or interest payments on our debt;

•
Although depreciation and amortization are non-cash charges, the assets that we currently depreciate and amortize will likely have to be replaced in the future, and EBITDA, Adjusted EBITDA and Restaurant-Level EBITDA do not reflect the cash required to fund such replacements; and

•
EBITDA, Adjusted EBITDA, Restaurant-Level EBITDA and Adjusted net income or loss do not reflect the effect of earnings or charges resulting from matters that our management does not consider to be indicative of our ongoing operations. In addition, some of these charges (such as impairment and other lease charges and acquisition and integration costs) have recurred and may reoccur.

•
Depreciation and amortization primarily includes the depreciation of fixed assets, including equipment, owned buildings and leasehold improvements utilized in our restaurants, the amortization of franchise rights resulting from our acquisitions of Burger King restaurants and the amortization of franchise fees paid to BKC.

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

•
Interest expense consists primarily of interest expense associated with our $200.0 million of 8% Senior Secured Second Lien Notes due 2022 (the "8% Notes"), amortization of deferred financing costs and interest on revolving credit borrowings under our senior secured credit facility.

Recent and Future Events Affecting our Results of Operations
Burger King Restaurant Acquisitions
From the beginning of 2015 through April 3, 2016, we have acquired 67 restaurants from other franchisees in the following transactions ($ in thousands):

Closing Date		Number of Restaurants	Purchase Price	Number of Fee-Owned Restaurants	Market Location
2015:
March 31, 2015		4	$794		Northern Vermont
August 4, 2015		5	663		Charlotte, North Carolina
October 1, 2015	(1)	5	5,044	1	Wheeling, West Virginia
October 20, 2015		1	709		Kalamazoo, Michigan
November 17, 2015		2	618		Evansville, Indiana
November 17, 2015	(1)	6	10,945	5	Evansville, Indiana
December 1, 2015	(1)	23	26,175	10	Detroit, Michigan
December 8, 2015		9	7,802		Northern New Jersey
2016:
February 23, 2016	(1)	12	7,127		Scranton/Wilkes-Barre, Pennsylvania
		67	$59,877	16

(1)	Acquisitions resulting from the exercise of our ROFR.
The 2015 and 2016 acquisitions included 16 fee-owned properties of which three were subsequently sold in sale-leaseback transactions in 2015 for net proceeds of $4.3 million and three additional properties were sold in sale-leaseback transactions in the first quarter of 2016 for net proceeds of $5.0 million. Nine of the remaining acquired fee-owned properties valued at $12.3 million are expected to be sold in sale-leaseback transactions during the remainder of 2016, although there can be no assurance that all of such transactions will be completed in 2016 or at all.
The pro forma impact on the results of operations for the 2015 and 2016 acquisitions is included below. The pro forma results of operations are not necessarily indicative of the results that would have occurred had the acquisitions been consummated at the beginning of the period presented, nor are they necessarily indicative of any future consolidated operating results. The following table summarizes certain unaudited pro forma financial information related to our operating results for the three months ended April 3, 2016 and March 29, 2015:

	Three Months Ended
	April 3, 2016	March 29, 2015
Restaurant sales	$224,674	$213,150
Income (loss) from operations	$7,156	$(3,341)
Adjusted EBITDA	$18,612	$9,343
Refinancing of Indebtedness and Amendment to our Senior Credit Facility
On April 29, 2015, we issued $200 million of the 8% Notes and used a portion of the net proceeds to repurchase and redeem all of our $150 million of outstanding 11.25% Notes and to pay related fees and expenses. We received net proceeds of approximately $35.2 million which were used for working capital and general corporate purposes, capital expenditures to remodel our restaurants and subsequent restaurant acquisitions.
On February 12, 2016, we entered into an amendment to our senior credit facility to increase revolving credit borrowings by $25 million to $55 million (including $20.0 million available for letters of credit). The amendment also extended the maturity date of the senior credit facility to February 12, 2021 and reduced by .25% the interest rate for revolving credit borrowings to, at our option, (i) the alternate base rate plus the applicable margin of 1.75% to 2.75% based on our adjusted leverage ratio, or (ii) the LIBOR rate plus the applicable margin of 2.75% to 3.75% based on our adjusted leverage ratio (all as defined under the amended credit agreement).
At April 3, 2016 our LIBOR Rate margin was 2.75% and the Alternate Base Rate margin was 1.75%.
See —"Liquidity and Capital Resources" for a discussion of the 8% Notes and our senior credit facility, as amended.
2016 Capital Expenditures and Remodeling Commitment with BKC
On December 17, 2015, we and BKC entered into the Second Amendment to Operating Agreement (the "Amendment"), which amended the operating agreement and a subsequent amendment to the operating agreement, previously entered into between us and BKC in connection with an acquisition of restaurants from BKC in 2012. As amended, the operating agreement requires that we will remodel to BKC's current 20/20 image a cumulative total of 455 restaurants by December 31, 2016. As of April 3, 2016 we had remodeled a total of 386 restaurants associated with this requirement. In addition, under a separate agreement we have agreed to remodel 46 of the restaurants acquired in 2014 over a five year period ending in 2018 and at April 3, 2016 we had remodeled a total of 20 restaurants associated with this agreement. At April 3, 2016 we had 442 restaurants with the 20/20 restaurant image including restaurants we have acquired.
Under the operating agreement, beginning on January 1, 2016 and until we exceed operating 1,000 Burger King restaurants, a minimum of 10% of our annual new restaurant growth (including acquisitions) must come from the development of new Burger King restaurants (which includes restaurants we relocate within their market area); provided that for 2016 only, any new restaurant development that would otherwise have been required to be opened in 2016 may be deferred and opened in 2017.
In 2016, we anticipate that total capital expenditures will range from $75 million to $85 million although the actual amount of capital expenditures may differ from these estimates. Capital expenditures in 2016 include remodeling 80 to 90 restaurants to the BKC 20/20 image standard at an approximate average cost of $480,000 per restaurant, rebuilding 4 to 6 restaurants and the construction of 6 to 8 new restaurants, of which 4 to 5 restaurants will be relocated within their respective markets, all at an average cost of $1,200,000 per restaurant, which excludes the cost of land. Capital expenditures in 2016 also include approximately $5 million to $6 million for the replacement of certain restaurant-level back of house systems and kitchen equipment, approximately $8 million to $9 million for ongoing restaurant maintenance capital expenditures and the net carryover of approximately $10 million for 2015 and 2016 remodeling projects that span two fiscal years. We will review on an ongoing basis our future remodel and development plans in relation to our available capital resources and alternate investment opportunities.
Future Restaurant Closures
We evaluate the performance of our restaurants on an ongoing basis including an assessment of the current and future operating results of the restaurant in relation to its cash flow and future occupancy costs, and with regard to franchise agreement renewals, the cost of required capital improvements. We may elect to close restaurants based on these evaluations.
In 2015, we closed 23 restaurants and sold one restaurant. We may incur lease charges in the future from closures of underperforming restaurants prior to the expiration of their lease term. We currently anticipate that in 2016 we will close one restaurant, other than restaurants relocated within their market area. Our determination of whether to close restaurants in the future is subject to further evaluation and may change.
We do not believe that the future impact on our results of operations due to restaurant closures will be material, although there can be no assurance in this regard.
Valuation of Deferred Income Tax Assets
In 2014 we established a valuation allowance on all of our net deferred income tax assets as required under ASC 740. We currently perform an ongoing assessment of positive and negative evidence regarding the realization of our net deferred income tax assets as required by ASC 740 and consider all available positive and negative evidence to determine, based on the required weight of that evidence as prescribed by ASC 740, that a valuation allowance for all of our net deferred income tax assets is still needed.
At April 3, 2016 we determined a valuation allowance was still needed and for the three months ended April 3, 2016 the total valuation allowance increased $0.2 million due primarily to net deferred income tax assets we acquired in the period. At April 3, 2016, our valuation allowance on all of our net deferred tax assets was $30.6 million.
We believe that it is likely that our Federal net operating loss carryforwards, included in our deferred tax assets, will be utilized in the future as they do not begin to expire until 2033, although no assurance of this can be provided. However, the valuation allowance on our net deferred tax assets is required based on the relevant accounting literature which does not permit us to consider our projection of future taxable income as more persuasive evidence than our recent operating losses over the past three years when assessing recoverability. As of April 3, 2016, we had federal net operating loss carryforwards of approximately $53.2 million.
As a result of the valuation allowance on all of our net deferred tax assets, we recorded no provision or benefit for income taxes in the first quarter of 2016 or the first quarter of 2015 and we do not anticipate recognizing any income tax expense or benefit in 2016 however we will continue to monitor and evaluate the positive and negative evidence considered in arriving at the above conclusion, in order to assess whether such conclusion remains appropriate in future periods.
Effect of Minimum Wage Increases
Certain of the states and municipalities in which we operate have increased their minimum wage rates for 2016 and in many cases have also approved additional increases for future periods. Most notably, New York State has increased the minimum wage applicable to our business to $9.75 an hour in 2016 (from $8.75 an hour in 2015) with subsequent annual increases reaching $15.00 an hour by July 1, 2021. We had 133 restaurants in New York State at April 3, 2016. We typically attempt to offset the effects of wage inflation, at least in part, through periodic menu price increases. However, no assurance can be given that we will be able to offset these wage increases in the future.
Results of Operations
Three Months Ended April 3, 2016 Compared to Three Months Ended March 29, 2015
The following table sets forth, for the three months ended April 3, 2016 and March 29, 2015, selected operating results as a percentage of total restaurant sales:

	Three Months Ended
	April 3, 2016	March 29, 2015
Costs and expenses (all restaurants):
Cost of sales	26.5%	29.4%
Restaurant wages and related expenses	32.4%	32.8%
Restaurant rent expense	7.1%	7.5%
Other restaurant operating expenses	16.0%	16.8%
Advertising expense	4.1%	3.8%
General and administrative	5.9%	6.0%
Since the beginning of 2015, we acquired 67 restaurants, closed 23 restaurants and sold one restaurant.
Restaurant Sales. Total restaurant sales in the first quarter of 2016 increased 15.2% to $222.5 million from $193.2 million in the first quarter of 2015. Comparable restaurant sales increased 5.7% due to an increase in average check of 3.2% and increase in customer traffic of 2.5%. Comparable restaurant sales increased 8.4% in the first quarter of 2015. The effect in the first quarter of 2016 from menu price increases taken since the beginning of 2015 was approximately 2.5%. Sales in the first quarter of 2016 were $169.1 million for our legacy restaurants and $53.4 million for our acquired restaurants. Comparable restaurant sales increased 5.7% at our legacy restaurants and increased 5.8% at our acquired restaurants.
Operating Costs and Expenses (percentages stated as a percentage of total restaurant sales). Cost of sales decreased to 26.5% in the first quarter of 2016 from 29.4% in the first quarter of 2015 due primarily to lower commodity costs (1.6%), which included a 23% decrease in beef prices compared to the prior year period, the effect of menu price increases (0.7%) and improvements in restaurant-level food and cash controls at our legacy and acquired restaurants (0.4%).
Restaurant wages and related expenses decreased to 32.4% in the first quarter of 2016 from 32.8% in the first quarter of 2015 due primarily to lower medical claims (0.5%) and leveraging fixed labor costs on higher sales volumes (0.2%) partially offset by higher hourly labor rates.
Other restaurant operating expenses decreased to 16.0% in the first quarter of 2016 from 16.8% in the first quarter of 2015 due primarily to lower utility costs (0.4%), lower repairs and maintenance expenses (0.2%) and the effect of higher sales volumes on other fixed operating costs.
Advertising expense increased to 4.1% in the first quarter of 2016 from 3.8% in the first quarter of 2015 due to the expiration of advertising credits at the end of 2015 that were associated with prior BKC restaurant equipment initiatives and an increase in local advertising in certain of our markets that began in March 2016. We currently anticipate advertising expenditures for all of 2016 to range from 4.2% to 4.4%.
Restaurant rent expense decreased to 7.1% in the first quarter of 2016 from 7.5% in the first quarter of 2015 due in part to the effect of higher sales volumes in the first quarter of 2016 on fixed rental costs and the closure of 23 restaurants with lower sales volumes since the beginning of 2015.
Restaurant-Level EBITDA. As a result of the factors above and the acquisition of 67 restaurants since the beginning of 2015, Restaurant-Level EBITDA increased 63.3%, or $11.9 million, to $30.7 million in the first quarter of 2016. For a reconciliation between Restaurant-Level EBITDA and loss from operations see page 23.

	Three Months Ended
	April 3, 2016	% (1)	March 29, 2015	% (1)
Restaurant Sales:
Legacy restaurants	$169,076		$160,630
Acquired restaurants	53,443		32,540
Total	$222,519		$193,170

Restaurant-Level EBITDA:
Legacy restaurants	$24,816	14.7%	$16,941	10.5%
Acquired restaurants	5,905	11.0%	1,868	5.7%
Total	$30,721	13.8%	$18,809	9.7%
(1) Restaurant-Level EBITDA margin is calculated as a percentage of restaurant sales for each respective group of restaurants.
Restaurant-Level EBITDA margin increased for our legacy restaurants due primarily to a comparable restaurant sales increase in the first quarter of 2016 of 5.7%, lower beef prices and lower utility and medical claim costs. Restaurant-Level EBITDA margin increased 5.3% for our acquired restaurants due to similar factors including a comparable restaurant sales increase of 5.8% in the first quarter of 2016 and higher average unit sales volumes at the restaurants we acquired in 2015, relative to our 2014 acquisitions. Restaurant-Level EBITDA margin for our acquired restaurants is lower in the first quarter of 2016 compared to our legacy restaurants due primarily to the effect of lower average restaurant sales volumes on fixed operating expenses, including rent, higher costs of sales, as a percentage of restaurant sales, of 26.8% and higher repairs and maintenance expenses related to deferred maintenance prior to our ownership.

General and Administrative Expenses. General and administrative expenses increased $1.6 million in the first quarter of 2016 to $13.2 million, although, as a percentage of total restaurant sales, decreased to 5.9% compared to 6.0% in the first quarter of 2015. The increase in total general and administrative expenses was due primarily to additional district manager salaries and restaurant manager training costs related to the 2015 acquisitions and higher acquisition costs.
Adjusted EBITDA. As a result of the factors above, Adjusted EBITDA increased to $18.5 million in the first quarter of 2016 from $7.7 million in the first quarter of 2015. For a reconciliation between net income (loss) and EBITDA and Adjusted EBITDA see page 23.
Depreciation and Amortization Expense. Depreciation and amortization expense increased to $11.1 million in the first quarter of 2016 from $10.0 million in the first quarter of 2015 due primarily to our ongoing remodeling initiatives and assets acquired in acquisitions in 2015 and 2016.
Impairment and Other Lease Charges. Impairment and other lease charges were $0.2 million in the first quarter of 2016 due primarily to capital expenditures at previously impaired restaurants.
Other Income and Expense. In the first quarter of 2016 we had a gain of $0.5 million related to a settlement for a partial condemnation on one of our operating restaurant properties.
Interest Expense. Interest expense decreased to $4.5 million in the first quarter of 2016 from $4.8 million in the first quarter of 2015 due to our refinancing in the second quarter of 2015 discussed above. The weighted average interest rate on our long-term debt, excluding lease financing obligations, was 8.00% in the first quarter of 2016 and 11.25% in the first quarter of 2015.
Provision (Benefit) for Income Taxes. Due to the valuation allowance on all of our net deferred income tax assets discussed above, we did not record any provision or benefit for income taxes in the first quarter of 2016 and the first quarter of 2015.
Net Income (Loss). As a result of the above, net income for the first quarter of 2016 was $2.1 million, or $0.05 per diluted share, compared to a net loss in the first quarter of 2015 of $9.3 million, or $0.27 per diluted share.

Reconciliations of net income (loss) to EBITDA, Adjusted EBITDA and Adjusted net income (loss) and income (loss) from operations to Restaurant-Level EBITDA for three months ended April 3, 2016 and March 29, 2015 are as follows:

	Three Months Ended
Reconciliation of EBITDA and Adjusted EBITDA:	April 3, 2016	March 29, 2015
Net income (loss)	$2,145	$(9,276)
Provision (benefit) for income taxes	—	—
Interest expense	4,535	4,814
Depreciation and amortization	11,057	10,005
EBITDA	17,737	5,543
Impairment and other lease charges	222	1,630
Acquisition costs (1)	408	211
Gain from partial condemnation	(450)	—
Stock-based compensation expense	565	341
Adjusted EBITDA	$18,482	$7,725

Reconciliation of Restaurant-Level EBITDA:
Income (loss) from operations	$6,680	$(4,462)
Add:
General and administrative expenses	13,206	11,596
Depreciation and amortization	11,057	10,005
Impairment and other lease charges	222	1,630
Other expense (income)	(444)	40
Restaurant-Level EBITDA	$30,721	$18,809

Reconciliation of Adjusted net income (loss):
Net income (loss)	$2,145	$(9,276)
Add:
Impairment and other lease charges	222	1,630
Gain from partial condemnation	(450)	—
Acquisition costs (1)	408	211
Adjusted net income (loss)	$2,325	$(7,435)
Adjusted diluted net earnings (loss) per share (2)	$0.05	$(0.21)

(1)
Acquisition costs for the periods presented include primarily legal and professional fees incurred in connection with the 2015 and 2016 acquisitions, which were included in general and administrative expense.

(2)	Adjusted diluted net earnings (loss) per share is calculated based on Adjusted net income (loss) and the diluted weighted average common shares outstanding for the respective periods.
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
Interest payments under our debt obligations, capital expenditures, including our commitment to BKC to remodel restaurants in 2016, payments of royalties and advertising to BKC and payments related to our lease obligations represent significant liquidity requirements for us as well as any discretionary expenditures for the acquisition of additional Burger King restaurants. We believe that cash generated from our operations and availability of revolving credit borrowings under our amended senior credit facility will provide sufficient cash availability to cover our anticipated working capital needs, capital expenditures and debt service requirements for the next twelve months.
Operating Activities. Net cash provided from operating activities in the first quarter of 2016 decreased to $10.8 million from $14.5 million in the first quarter of 2015. The decrease was due primarily to a decrease in cash from changes in the components of net working capital of $14.9 million , which included the payment of restaurant-level and administrative bonuses of $11.7 million accrued at the end of 2015, offset by an increase in Adjusted EBITDA of $10.8 million.
Investing Activities. Net cash used for investing activities in the first quarter of 2016 and 2015 was $20.3 million and $11.0 million, respectively.
As discussed above, in the first quarter of 2016 we acquired 12 restaurants for a cash purchase price of $7.1 million.
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
The following table sets forth our capital expenditures for the periods presented (in thousands):

Three Months Ended April 3, 2016
New restaurant development	$545
Restaurant remodeling	12,708
Other restaurant capital expenditures	4,265
Corporate and restaurant information systems	1,164
Total capital expenditures	$18,682
Number of new restaurant openings	—
Three Months Ended March 29, 2015
New restaurant development	$18
Restaurant remodeling	8,792
Other restaurant capital expenditures	2,552
Corporate and restaurant information systems	704
Total capital expenditures	$12,066
Number of new restaurant openings	—
Investing activities in the first quarter of 2016 and 2015 also included proceeds from sale-leaseback transactions of $5.0 million and $1.8 million, respectively, and insurance proceeds related to a fire at one of our restaurants of $0.5 million in the first quarter of 2016.
Financing Activities. Net cash used for financing activities in both the first quarter of 2016 and 2015 was $0.5 million due primarily to principal payments on capital leases.

8% Senior Secured Second Lien Notes. The 8% Notes mature on May 1, 2022. Interest is payable semi-annually on May 1 and November 1. The 8% Notes are guaranteed by our material subsidiaries and are secured by second-priority liens on substantially all of our and our subsidiaries' assets (including a pledge of all of the capital stock and equity interests of our subsidiaries).
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
At April 3, 2016 there were no revolving credit borrowings outstanding under the senior credit facility. After reserving $13.4 million for letters of credit issued under the senior credit facility for workers’ compensation and other insurance policies, $41.6 million was available for revolving credit borrowings at April 3, 2016.
Effective on February 12, 2016, borrowings under the senior credit facility bear interest at a rate per annum, at our option, of:
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
The amended senior credit facility contains certain covenants, including without limitation, those limiting our and our subsidiaries' ability to, among other things, incur indebtedness, incur liens, sell or acquire assets or businesses, change the character of its business in all material respects, engage in transactions with related parties, make certain investments, make certain restricted payments or pay dividends. In addition, the amended senior credit facility requires us to meet certain financial ratios, including a Fixed Charge Coverage Ratio, Adjusted Leverage Ratio and First Lien Leverage Ratio (all as defined under the amended senior credit facility). We were in compliance with the covenants under its senior credit facility at April 3, 2016.
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
Contractual Obligations
A table of our contractual obligations as of January 3, 2016 was included in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended January 3, 2016. There have been no significant changes to our contractual obligations during the three months ended April 3, 2016.
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
Application of Critical Accounting Policies
Our unaudited interim consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in the “Significant Accounting Policies” footnote in the notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended January 3, 2016. Critical accounting estimates are those that require application of management’s most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. There have been no material changes affecting our critical accounting policies previously disclosed in our Annual Report on Form 10-K for the fiscal year ended January 3, 2016.

Forward Looking Statements
This Quarterly Report on Form 10-Q contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements that are predictive in nature or that depend upon or refer to future events or conditions are forward-looking statements. These statements are often identified by the words “may”, “might", “will”, “should”, “anticipate”, “believe”, “expect”, “intend”, “estimate”, “hope”, “plan” or similar expressions. In addition, expressions of our strategies, intentions or plans are also forward looking statements. These statements reflect management’s current views with respect to future events and are subject to risks and uncertainties, both known and unknown. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their date. There are important factors that could cause actual results to differ materially from those in forward-looking statements, many of which are beyond our control. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected or implied in the forward-looking statements. We have identified significant factors that could cause actual results to differ materially from those stated or implied in the forward-looking statements. We believe important factors that could cause actual results to differ materially from our expectations include the following, in addition to other risks and uncertainties discussed herein and in our Annual Report on Form 10-K for the fiscal year ended January 3, 2016:

•	Effectiveness of the Burger King® advertising programs and the overall success of the Burger King brand;

•	Increases in food costs and other commodity costs;

•	Competitive conditions;

•	Our ability to integrate any restaurants we acquire;

•	Regulatory factors;

•	Environmental conditions and regulations;

•	General economic conditions, particularly in the retail sector;

•	Weather conditions;

•	Fuel prices;

•	Significant disruptions in service or supply by any of our suppliers or distributors;

•	Changes in consumer perception of dietary health and food safety;

•	Labor and employment benefit costs, including the effects of minimum wage increases and health care reform;

•	The outcome of pending or future legal claims or proceedings;

•	Our ability to manage our growth and successfully implement our business strategy;

•	Our inability to service our indebtedness;

•	Our borrowing costs and credit ratings, which may be influenced by the credit ratings of our competitors;

•	The availability and terms of necessary or desirable financing or refinancing and other related risks and uncertainties; and

•
Factors that affect the restaurant industry generally, including recalls if products become adulterated or misbranded, liability if our products cause injury, ingredient disclosure and labeling laws and regulations, reports of cases of food borne illnesses such as "mad cow" disease, and the possibility that consumers could lose confidence in the safety and quality of certain food products, as well as negative publicity regarding food quality, illness, injury or other health concerns.

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes from the information presented in Item 7A included in our Annual Report on Form 10-K for the year ended January 3, 2016, as amended, with respect to our market risk sensitive instruments.
A 1% change in interest rates would have resulted in no change to interest expense for the three months ended April 3, 2016 and the three months ended March 29, 2015.
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
Evaluation of Disclosure Controls and Procedures. We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 3, 2016.
No change occurred in our internal control over financial reporting during the first quarter of 2016 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1.    Legal Proceedings
None.
Item 1A. Risk Factors
Part I-Item 1A of Annual Report on Form 10-K, as amended, for the fiscal year ended January 3, 2016 describes important factors that could materially adversely affect our business, consolidated financial condition or results of operations or cause our operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-Q or presented elsewhere by management from time-to-time. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K, as amended, for the fiscal year ended January 3, 2016.
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

CARROLS RESTAURANT GROUP, INC.

Date: May 11, 2016	/s/ Daniel T. Accordino
(Signature)
Daniel T. Accordino Chief Executive Officer

Date: May 11, 2016	/s/ Paul R. Flanders
(Signature)
Paul R. Flanders Vice President – Chief Financial Officer and Treasurer