Form 10-Q
period 2016-07-03
CARROLS RESTAURANT GROUP, INC.
filed 2016-08-10
CIK 809248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 8, 2016, Carrols Restaurant Group, Inc. had 35,835,800 shares of its common stock, $.01 par value, outstanding.

CARROLS RESTAURANT GROUP, INC.
FORM 10-Q
QUARTER ENDED July 3, 2016

PART I—FINANCIAL INFORMATION
ITEM 1—INTERIM CONSOLIDATED FINANCIAL STATEMENTS
CARROLS RESTAURANT GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands of dollars, except share and per share amounts)
(Unaudited)

	July 3, 2016	January 3, 2016
ASSETS
Current assets:
Cash	$9,731	$22,274
Trade and other receivables	7,955	6,161
Inventories	7,619	7,126
Prepaid rent	4,358	4,168
Prepaid expenses and other current assets	5,924	5,266
Total current assets	35,587	44,995
Property and equipment, net of accumulated depreciation of $240,041 and $226,140, respectively	231,620	220,114
Franchise rights, net of accumulated amortization of $90,781 and $87,869, respectively (Note 3)	126,102	118,881
Goodwill (Note 3)	21,484	20,438
Franchise agreements, at cost less accumulated amortization of $9,088 and $8,471, respectively	15,322	15,467
Favorable leases, net of accumulated amortization of $1,636 and $1,339, respectively (Note 3)	5,398	5,652
Other assets	1,770	1,709
Total assets	$437,283	$427,256
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt (Note 6)	$1,516	$1,435
Accounts payable	22,201	20,436
Accrued interest	2,672	2,672
Accrued payroll, related taxes and benefits	22,719	27,582
Accrued real estate taxes	4,496	5,117
Other liabilities	15,019	14,012
Total current liabilities	68,623	71,254
Long-term debt, net of current portion (Note 6)	201,858	202,042
Lease financing obligations	1,194	1,193
Deferred income—sale-leaseback of real estate	12,247	12,589
Accrued postretirement benefits	3,037	3,060
Unfavorable leases, net of accumulated amortization of $3,984 and $3,444, respectively (Note 3)	12,338	12,004
Other liabilities (Note 5)	17,295	17,115
Total liabilities	316,592	319,257
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, par value $.01; authorized 20,000,000 shares, issued and outstanding—100 shares	—	—
Voting common stock, par value $.01; authorized—100,000,000 shares, issued—35,835,800 and 35,508,660 shares, respectively, and outstanding—35,123,582 and 35,039,890 shares, respectively	351	350
Additional paid-in capital	140,253	139,083
Accumulated deficit	(19,437)	(30,958)
Accumulated other comprehensive loss	(335)	(335)
Treasury stock, at cost	(141)	(141)
Total stockholders’ equity	120,691	107,999
Total liabilities and stockholders’ equity	$437,283	$427,256

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
THREE AND SIX MONTHS ENDED JULY 3, 2016 AND JUNE 28, 2015
(In thousands of dollars)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
Restaurant sales	$241,368	$219,102	$463,887	$412,272
Costs and expenses:
Cost of sales	62,117	60,496	121,137	117,346
Restaurant wages and related expenses	73,545	66,707	145,628	130,019
Restaurant rent expense	16,118	14,571	31,996	28,995
Other restaurant operating expenses	37,316	33,654	73,005	66,146
Advertising expense	10,770	8,080	19,898	15,363
General and administrative (including stock-based compensation expense of $606, $363, $1,171 and $704, respectively)	14,355	12,903	27,561	24,499
Depreciation and amortization	11,486	9,793	22,543	19,798
Impairment and other lease charges (Note 4)	286	706	508	2,336
Other expense (income) (Note 12)	1,479	(166)	1,035	(126)
Total operating expenses	227,472	206,744	443,311	404,376
Income from operations	13,896	12,358	20,576	7,896
Interest expense	4,520	4,700	9,055	9,514
Loss on extinguishment of debt (Note 6)	—	12,635	—	12,635
Income (loss) before income taxes	9,376	(4,977)	11,521	(14,253)
Provision (benefit) for income taxes (Note 7)	—	—	—	—
Net income (loss)	$9,376	$(4,977)	$11,521	$(14,253)
Basic and diluted net income (loss) per share (Note 11)	$0.21	$(0.14)	$0.25	$(0.41)
Diluted weighted average common shares outstanding	44,818,528	34,899,019	44,849,707	34,890,661
Other comprehensive income (loss), net of tax:
Net income (loss)	$9,376	$(4,977)	$11,521	$(14,253)
Other comprehensive income (loss)	—	—	—	—
Comprehensive income (loss)	$9,376	$(4,977)	$11,521	$(14,253)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JULY 3, 2016 AND JUNE 28, 2015
(In thousands of dollars)
(Unaudited)

	Six Months Ended
	July 3, 2016	June 28, 2015
Cash flows provided from operating activities:
Net income (loss)	$11,521	$(14,253)
Adjustments to reconcile net income (loss) to net cash provided from operating activities:
(Gain) loss on disposals of property and equipment	(63)	134
Stock-based compensation	1,171	704
Impairment and other lease charges	508	2,336
Depreciation and amortization	22,543	19,798
Amortization of deferred financing costs	395	468
Amortization of deferred gains from sale-leaseback transactions	(904)	(896)
Loss on extinguishment of debt	—	12,635
Change in refundable income taxes	—	2,416
Changes in other operating assets and liabilities	(6,886)	6,673
Net cash provided from operating activities	28,285	30,015
Cash flows used for investing activities:
Capital expenditures:
New restaurant development	(3,261)	(19)
Restaurant remodeling	(26,085)	(19,689)
Other restaurant capital expenditures	(8,531)	(4,632)
Corporate and restaurant information systems	(1,629)	(1,308)
Total capital expenditures	(39,506)	(25,648)
Acquisition of restaurants, net of cash acquired	(19,207)	(805)
Proceeds from sale of other assets	—	534
Properties purchased for sale-leaseback	—	(1,991)
Proceeds from sale-leaseback transactions	17,687	3,136
Proceeds from insurance recoveries	1,016	—
Net cash used for investing activities	(40,010)	(24,774)
Cash flows provided from (used for) financing activities
Proceeds from issuance of 8% senior secured second lien notes	—	200,000
Redemption of 11.25% senior secured second lien notes	—	(159,771)
Borrowings under senior credit facility	12,750	—
Repayments under senior credit facility	(12,750)	—
Principal payments on capital leases	(716)	(625)
Financing costs associated with issuance of debt	(102)	(5,062)
Net cash provided from (used for) financing activities	(818)	34,542
Net increase (decrease) in cash	(12,543)	39,783
Cash, beginning of period	22,274	21,221
Cash, end of period	$9,731	$61,004
Supplemental disclosures:
Interest paid on long-term debt	$8,608	$8,268
Interest paid on lease financing obligations	$52	$52
Accruals for capital expenditures	$4,453	$2,698
Income taxes refunded	$—	$2,416
Capital lease obligations acquired or incurred	$263	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars except share and per share amounts)

1. Basis of Presentation
Business Description. At July 3, 2016 Carrols Restaurant Group, Inc. ("Carrols Restaurant Group") operated, as franchisee, 723 restaurants under the trade name “Burger King ®” in 16 Northeastern, Midwestern and Southeastern states.
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
Fiscal Year. The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. The fiscal year ended January 3, 2016 contained 53 weeks. The three and six months ended July 3, 2016 and June 28, 2015 each contained thirteen and twenty-six weeks, respectively. The 2016 fiscal year will end January 1, 2017 and will contain 52 weeks.
Basis of Presentation. The accompanying unaudited consolidated financial statements for the three and six months ended July 3, 2016 and June 28, 2015 have been prepared without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission and do not include certain of the information and the footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of such unaudited consolidated financial statements have been included. The results of operations for the three and six months ended July 3, 2016 and June 28, 2015 are not necessarily indicative of the results to be expected for the full year.
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

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars except share and per share amounts)

The Company estimates that the seller's carrying value of acquired restaurant equipment, subject to certain adjustments, and restaurant equipment subject to capital leases is equivalent to fair value of this equipment at the date of the acquisitions. The fair values of assumed franchise agreements are valued as if the remaining term of the agreement is at the market rate. The fair values of acquired land, buildings and certain leasehold improvements are determined using both the cost approach and market approach.The fair value of the favorable and unfavorable leases acquired, as well as the fair value of land, buildings and leasehold improvements acquired, is measured using significant inputs observable in the open market. The Company categorizes all such inputs as Level 2 inputs under ASC 820. The fair value of acquired franchise rights is primarily determined using the income approach.
Fair Value of Financial Instruments. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. In determining fair value, the accounting standards establish a three level hierarchy for inputs used in measuring fair value as follows: Level 1 inputs are quoted prices in active markets for identical assets or liabilities; Level 2 inputs are observable for the asset or liability, either directly or indirectly, including quoted prices in active markets for similar assets or liabilities; and Level 3 inputs are unobservable and reflect our own assumptions. Financial instruments include cash, accounts receivable, accounts payable and long-term debt. The carrying amounts of cash, accounts receivable and accounts payable approximate fair value because of the short-term nature of these financial instruments. The fair value of the Carrols Restaurant Group 8.0% Senior Secured Second Lien Notes due 2022 is based on a recent trading value, which is considered Level 2, and at July 3, 2016 was approximately $217.5 million.
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
Recently Issued Accounting Pronouncements. In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires the recognition of lease assets and lease liabilities on the balance sheet and the disclosure of key information about leasing arrangements. This ASU is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years with early adoption permitted. The ASU requires a modified retrospective approach to implementation for leases existing at or subsequent to the earliest comparative period presented in the financial statements. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which to simplifies certain elements of accounting for employee share-based payment transactions, including income tax consequences, the classification of awards as either equity or liabilities, and classification on the statement of cash flows. This ASU is effective for reporting periods beginning after December 15, 2016 with early adoption permitted. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars except share and per share amounts)

2. Acquisitions
In 2012, as part of an acquisition of restaurants from Burger King Corporation ("BKC") the Company was assigned BKC's right of first refusal on franchisee restaurant sales in 20 states (the "ROFR"). Since the beginning of 2015, the Company has acquired an aggregate of 73 restaurants from other franchisees in the following transactions:

Closing Date		Number of Restaurants	Purchase Price	Number of Fee-Owned Restaurants (1)	Market Location
2015:
March 31, 2015		4	$794		Northern Vermont
August 4, 2015		5	663		Charlotte, North Carolina
October 1, 2015	(2)	5	5,044	1	Wheeling, West Virginia
October 20, 2015		1	709		Kalamazoo, Michigan
November 17, 2015		2	618		Evansville, Indiana
November 17, 2015	(2)	6	10,945	5	Evansville, Indiana
December 1, 2015	(2)	23	26,175	10	Detroit, Michigan
December 8, 2015		9	7,802		Northern New Jersey
		55	52,750	16
2016:
February 23, 2016	(2)	12	7,127		Scranton/Wilkes-Barre, Pennsylvania
May 25, 2016		6	12,080	5	Detroit, Michigan
		18	19,207	5
Total 2015 and 2016		73	$71,957	21

(1)
The 2015 and 2016 acquisitions included the purchase of 21 fee-owned restaurants. Three of these fee-owned restaurants were sold in sale-leaseback transactions during 2015 for net proceeds of $4.3 million and an additional twelve fee-owned restaurants were sold in sale-leaseback transactions in the first six months of 2016 for net proceeds of $17.7 million. Five of the remaining fee-owned restaurants at July 3, 2016 are expected to be sold in sale-leaseback transactions during the remainder of 2016, although there can be no assurance that such transactions will be completed in 2016 or at all.

(2)	Acquisitions resulting from the exercise of the ROFR.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars except share and per share amounts)

The Company allocated the aggregate purchase price to the net tangible and intangible assets acquired in the acquisitions at their estimated fair values. The following table summarizes the allocation of the aggregate purchase price for the two 2016 acquisitions:

Inventory	$178
Land and buildings	7,134
Restaurant equipment	393
Restaurant equipment - subject to capital lease	244
Leasehold improvements	1,070
Franchise fees	235
Franchise rights (Note 3)	10,133
Favorable leases (Note 3)	48
Goodwill (Note 3)	1,046
Capital lease obligations for restaurant equipment	(263)
Unfavorable leases (Note 3)	(1,011)
Net assets acquired	$19,207
Goodwill recorded in connection with these acquisitions was attributable to the workforce of the acquired restaurants and synergies expected to arise from cost savings opportunities. Acquired goodwill that is expected to be deductible for income tax purposes was $395 in the first six months of 2016.
The restaurants acquired in 2015 and 2016 contributed restaurant sales of $23.6 million and $42.3 million in the three and six months ended of 2016, respectively. It is impracticable to disclose net earnings for the post-acquisition period for the acquired restaurants as net earnings of these restaurants were not tracked on a collective basis due to the integration of administrative functions, including field supervision.
The unaudited pro forma impact on the results of operations for the restaurants acquired in 2015 and 2016 for the three and six months ended July 3, 2016 and June 28, 2015 is included below. The unaudited pro forma results of operations are not necessarily indicative of the results that would have occurred had the acquisitions been consummated at the beginning of the periods presented, nor are they necessarily indicative of any future consolidated operating results. The following table summarizes the Company's unaudited pro forma operating results:

	Three Months Ended		Six Months Ended
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
Restaurant sales	$242,572	$243,150	$469,083	$458,054
Net income (loss)	$9,751	$(2,347)	$12,537	$(10,430)
Basic and diluted net income (loss) per share	$0.22	$(0.07)	$0.28	$(0.30)
This unaudited pro forma financial information does not give effect to any anticipated synergies, operating efficiencies or cost savings or any transaction and integration costs related to the acquired restaurants.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars except share and per share amounts)

3. Intangible Assets
Goodwill. The Company is required to review goodwill for impairment annually, or more frequently, when events and circumstances indicate that the carrying amount may be impaired. If the determined fair value of goodwill is less than the related carrying amount, an impairment loss is recognized. The Company performs its annual impairment assessment as of the last day of its fiscal year and does not believe circumstances have changed since the last assessment date which would make it necessary to reassess its value. There have been no recorded goodwill impairment losses during the three and six months ended July 3, 2016 or June 28, 2015. The change in goodwill for the six months ended July 3, 2016 is summarized below:

Goodwill at January 3, 2016	$20,438
Acquisitions of restaurants (Note 2)	1,046
Goodwill at July 3, 2016	$21,484
Franchise Rights. Amounts allocated to franchise rights for each acquisition of Burger King restaurants are amortized using the straight-line method over the average remaining term of the acquired franchise agreements plus one twenty-year renewal period.
The Company assesses the potential impairment of franchise rights whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If an indicator of impairment exists, an estimate of the aggregate undiscounted cash flows from the acquired restaurants is compared to the respective carrying value of franchise rights for each acquisition. If an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value. No impairment charges were recorded related to the Company’s franchise rights for the three and six months ended July 3, 2016 and June 28, 2015. The change in franchise rights for the six months ended July 3, 2016 is summarized below:

Balance at January 3, 2016	$118,881
Acquisitions of restaurants (Note 2)	10,133
Amortization expense	(2,912)
Balance at July 3, 2016	$126,102
Amortization expense related to franchise rights was $1.5 million and $1.2 million for the three months ended July 3, 2016 and June 28, 2015, respectively and $2.9 million and $2.3 million for the six months ended July 3, 2016 and June 28, 2015, respectively. The Company expects annual amortization expense to be $5.9 million in 2016 and in each of the following five years.
Favorable and Unfavorable Leases. Amounts allocated to favorable and unfavorable leases are being amortized using the straight-line method over the remaining terms of the underlying lease agreements as a net reduction of restaurant rent expense. Additions to unfavorable lease liabilities from the 2016 acquisitions included in Note 2 totaled $1.0 million for the six months ended July 3, 2016.
The net reduction of rent expense related to the amortization of favorable and unfavorable leases was $0.2 million in each of the three months ended July 3, 2016 and June 28, 2015 and $0.4 million in each of the six months ended July 3, 2016 and June 28, 2015. The Company expects the net annual reduction of rent expense to be $0.8 million in 2016, $0.7 million in 2017 and 2018, $0.6 million in 2019 and 2020, and $0.5 million in 2021.

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
 During the three and six months ended July 3, 2016, the Company recorded asset impairment charges of $0.5 million and $0.6 million, respectively, consisting primarily of capital expenditures at previously impaired restaurants. During the three months ended July 3, 2016, the Company reduced other lease charges by $0.2 million due to favorable lease terminations for three of its previously closed restaurant properties.
During the three months ended June 28, 2015, the Company recorded other lease charges of $0.3 million associated with the closure of two of the Company's restaurants in the second quarter of 2015 and asset impairment charges of $0.3 million resulting from capital expenditures at previously impaired restaurants. During the six months ended June 28, 2015, the Company recorded other lease charges of $1.5 million associated with the closure of ten of the Company's restaurants and asset impairment charges of $0.8 million, including $0.6 million of capital expenditures at previously impaired restaurants.
The following table presents the activity in the accrual for closed restaurant locations:

	Six Months Ended	Year Ended
	July 3, 2016	January 3, 2016
Balance, beginning of the period	$2,088	$1,721
Provisions for restaurant closures	—	1,472
Changes in estimates of accrued costs	(210)	(95)
Payments, net	(306)	(1,228)
Other adjustments, including the effect of discounting future obligations	80	218
Balance, end of the period	$1,652	$2,088
Changes in estimates of accrued costs primarily relate to revisions or terminations of certain closed restaurant leases, sublease income assumptions and other costs.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars except share and per share amounts)

5. Other Liabilities, Long-Term
Other liabilities, long-term, at July 3, 2016 and January 3, 2016 consisted of the following:

	July 3, 2016	January 3, 2016
Accrued occupancy costs	$11,268	$10,473
Accrued workers’ compensation and general liability claims	2,891	3,606
Deferred compensation	1,407	997
Long-term obligation to BKC for ROFR	—	190
Other	1,729	1,849
	$17,295	$17,115
Long-term accrued occupancy costs above include obligations pertaining to closed restaurant locations, contingent rent and accruals to expense operating lease rental payments on a straight-line basis over the lease term.
6. Long-term Debt
Long-term debt at July 3, 2016 and January 3, 2016 consisted of the following:

	July 3, 2016	January 3, 2016
Collateralized:
Carrols Restaurant Group 8% Senior Secured Second Lien Notes	$200,000	$200,000
Capital leases	7,546	8,006
	207,546	208,006
Less: current portion	(1,516)	(1,435)
Less: deferred financing costs	(4,172)	(4,529)
	$201,858	$202,042
8% Notes. On April 29, 2015, the Company issued $200 million of 8.0% Senior Secured Second Lien Notes due 2022 (the "8% Notes") pursuant to an indenture dated as of April 29, 2015 governing such notes. The 8% Notes mature and are payable on May 1, 2022. Interest is payable semi-annually on May 1 and November 1. The 8% Notes are guaranteed by the Company's subsidiaries and are secured by second-priority liens on substantially all of the Company's and its subsidiaries' assets (including a pledge of all of the capital stock and equity interests of its subsidiaries). The Company recorded a loss on debt extinguishment of $12.6 million in the second quarter of 2015 due to the repurchase and redemption of its prior 11.25% Senior Secured Second Lien Notes.
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
Senior Credit Facility. On May 30, 2012, the Company entered into a senior credit facility, which was most recently amended on February 12, 2016 to provide for aggregate revolving credit borrowings of up to $55.0 million (including $20.0 million available for letters of credit) and to extend the maturity date to February 12, 2021. The senior credit facility also provides for potential incremental borrowing increases of up to $25.0 million, in the aggregate. There were no revolving credit borrowings outstanding under the senior credit facility at July 3, 2016. After reserving $13.4 million for letters of credit issued under the senior credit facility, $41.6 million was available for revolving credit borrowings under the senior credit facility at July 3, 2016.
Borrowings under the senior credit facility bear interest at a rate per annum, at the Company’s option, of:
(i) the Alternate Base Rate plus the applicable margin of 1.75% to 2.75% based on the Company’s Adjusted Leverage Ratio, or
(ii) the LIBOR Rate plus the applicable margin of 2.75% to 3.75% based on the Company’s Adjusted Leverage Ratio (all terms as defined under the senior credit facility).
At July 3, 2016 the Company's LIBOR Rate margin was 2.75% and the Alternate Base Rate margin was 1.75% based on the Company's Adjusted Leverage Ratio at the end of the first quarter of 2016.
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
The senior credit facility contains certain covenants, including without limitation, those limiting the Company’s and its subsidiaries' ability to, among other things, incur indebtedness, incur liens, sell or acquire assets or businesses, change the character of its business in all material respects, engage in transactions with related parties, make certain investments, make certain restricted payments or pay dividends. In addition, the senior credit facility requires the Company to meet certain financial ratios, including a Fixed Charge Coverage Ratio, Adjusted Leverage Ratio and First Lien Leverage Ratio (all as defined under the senior credit facility). The Company was in compliance with the covenants under its senior credit facility at July 3, 2016.
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
7. Income Taxes
The provision (benefit) for income taxes for the three and six months ended July 3, 2016 and June 28, 2015 was comprised of the following:

	Three Months Ended		Six Months Ended
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
Current	$—	$—	$—	$—
Deferred	2,605	(2,460)	2,641	(6,199)
Valuation allowance	(2,605)	2,460	(2,641)	6,199
	$—	$—	$—	$—
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.
Since 2014, the Company has recorded a valuation allowance on all of its net deferred income tax assets. The Company performs an ongoing assessment of positive and negative evidence regarding the realization of its deferred income tax assets as required by ASC 740. Under ASC 740, the weight given to negative and positive evidence is commensurate only to the extent that such evidence can be objectively verified. ASC 740 also prescribes that objective historical evidence, in particular the Company’s three-year cumulative loss position, be given greater weight than subjective evidence, including the Company’s forecasts of future taxable income, which include assumptions that cannot be objectively verified. The Company determined, based on the required weight of that evidence under ASC 740, that a valuation allowance was still needed on all of its net deferred income tax assets at July 3, 2016. Consequently, the Company recorded no provision or benefit for income taxes in the three and six months ended July 3, 2016 and June 28, 2015.
The Company decreased its valuation allowance by $2.6 million and $2.4 million, respectively, in the three and six months ended July 3, 2016 due primarily to the reduction of federal and state net operating loss carryforwards. For the three and six months ended June 28, 2015, the Company increased its valuation allowance by $2.5 million and $6.2 million, respectively, for its incremental net deferred income tax assets in the period. At July 3, 2016, the Company's valuation allowance on all its net deferred tax assets was $28.0 million.
The Company's federal net operating loss carryforwards expire beginning in 2033. As of July 3, 2016, the Company had federal net operating loss carryforwards of approximately $48.6 million. The Company's state net operating loss carryforwards expire beginning in 2017 through 2034.
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
The Company's policy is to recognize interest and/or penalties related to uncertain tax positions in income tax expense. At July 3, 2016 and January 3, 2016, the Company had no unrecognized tax benefits and no accrued interest related to uncertain tax positions. The tax years 2012 - 2015 remain open to examination by the major taxing jurisdictions to which the Company is subject. Although it is not reasonably possible to estimate the amount by which unrecognized tax benefits may increase within the next twelve months due to the uncertainties regarding the timing of any examinations, the Company does not expect unrecognized tax benefits to significantly change in the next twelve months.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars except share and per share amounts)

8. Stock-Based Compensation
Stock-based compensation expense was $0.6 million and $0.4 million in the three months ended July 3, 2016 and June 28, 2015, respectively and $1.2 million and $0.7 million in the six months ended July 3, 2016 and June 28, 2015, respectively.
A summary of all non-vested shares activity for the six months ended July 3, 2016 was as follows:

	Shares	Weighted Average Grant Date Price
Non-vested at January 3, 2016	468,770	$7.40
Granted	327,140	12.28
Vested	(83,692)	8.01
Non-vested at July 3, 2016	712,218	$9.57
The fair value of non-vested shares is based on the closing price on the date of grant. The weighted average grant date fair value for non-vested shares issued during the three months ended July 3, 2016 was $12.29. As of July 3, 2016, the total unrecognized stock-based compensation expense was approximately $5.3 million, which the Company expects to recognize over a remaining weighted average vesting period for non-vested shares of 2.6 years. The Company expects to record an additional $0.9 million as compensation expense for the remainder of 2016.
9. Commitments and Contingencies
Lease Guarantees. Fiesta Restaurant Group, Inc. ("Fiesta"), a former wholly-owned subsidiary of the Company, was spun-off in 2012 to the Company's stockholders. As of July 3, 2016, the Company is a guarantor under 27 Fiesta restaurant property leases, with lease terms expiring on various dates through 2030, and is the primary lessee on five Fiesta restaurant property leases, which it subleases to Fiesta. The Company is fully liable for all obligations under the terms of the leases in the event that Fiesta fails to pay any sums due under the lease, subject to indemnification provisions of the Separation and Distribution Agreement entered into in connection with the spin-off of Fiesta.
The maximum potential amount of future undiscounted rental payments the Company could be required to make under these leases at July 3, 2016 was $27.6 million. The obligations under these leases will generally continue to decrease over time as these operating leases expire. No payments related to these guarantees have been made by the Company to date and none are expected to be required to be made in the future. The Company has not recorded a liability for these guarantees in accordance with ASC 460 - Guarantees as Fiesta has indemnified the Company for all such obligations and the Company did not believe it was probable it would be required to perform under any of the guarantees or direct obligations.
Litigation. On August 21, 2012 Alan Vituli, the Company's former chairman and chief executive officer, filed an action in the Superior Court of the State of Delaware ( the “Court”) against the Company and Carrols. On October 1, 2013, Mr. Vituli filed an amended and supplemental complaint (the "Amended Complaint") which, among other things, sought damages in excess of $3.55 million in the aggregate, unspecified consequential and punitive damages, attorney’s fees and costs and various requests for declaratory judgment all in connection with Mr. Vituli’s departure as chief executive officer, chairman, and director of Carrols Restaurant Group and Carrols and as nonexecutive chairman and director of Fiesta Restaurant Group, Inc., now an independent public company, but the Company's indirect wholly owned subsidiary for the time period at issue in the Amended Complaint. At the direction of the Court, the Company, Carrols, and Mr. Vituli, being all of the remaining parties to the litigation, agreed to explore the possibility of a mediated settlement of the litigation. On July 28, 2016 and July 29, 2016 the Company, Carrols, and Mr. Vituli participated in a mediation whereby the parties agreed to fully resolve all of Mr. Vituli’s claims in the lawsuit for a total payment by the Company of $2.0 million. The Company has accrued $1.85 million in the second quarter of 2016 for this settlement which is net of an estimated contribution from its insurance carrier and is reflected in other income (expense) in the accompanying unaudited consolidated statements of comprehensive income (loss). Upon execution of releases and

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars except share and per share amounts)

payment of the settlement amount, the litigation will be dismissed, which the Company anticipates occurring in due course.
The Company is a party to various other litigation matters that arise in the ordinary course of business. The Company does not believe that the outcome of any of these other matters meet the disclosure or recognition standards, nor will they have a material adverse effect on its consolidated financial statements.
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
Each of the Company's restaurants operates under a separate franchise agreement with BKC. These franchise agreements generally provide for an initial term of twenty years and currently have an initial franchise fee of fifty thousand dollars. Any franchise agreement, including renewals, can be extended at the Company's discretion for an additional twenty-year term, with BKC's approval, provided that among other things, the restaurant meets the current Burger King image standard and the Company is not in default under terms of the franchise agreement. In addition to the initial franchise fee, the Company generally pays BKC a monthly royalty at a rate of 4.5% of sales. Royalty expense was $10.2 million and $9.2 million in the three months ended July 3, 2016 and June 28, 2015, respectively, and was $19.6 million and $17.4 million in the six months ended July 3, 2016 and June 28, 2015, respectively.
The Company is also generally required to contribute 4% of restaurant sales from its restaurants to an advertising fund utilized by BKC for its advertising, promotional programs and public relations activities, and additional amounts for participation in local advertising campaigns in markets that approve such additional spending. Advertising expense related to BKC was $10.5 million and $8.2 million in the three months ended July 3, 2016 and June 28, 2015, respectively, and was $19.5 million and $15.3 million in the six months ended July 3, 2016 and June 28, 2015, respectively.
As of July 3, 2016, the Company leased 286 of its restaurant locations from BKC and for 159 of these locations the terms and conditions of the lease with BKC are identical to those between BKC and the third-party lessor. Aggregate rent related to BKC leases for the three months ended July 3, 2016 and June 28, 2015 was $7.1 million and $7.3 million, respectively, and was $14.5 million and $14.6 million in the six months ended July 3, 2016 and June 28, 2015, respectively. The Company believes the related party lease terms have not been significantly affected by the fact that the Company and BKC are deemed related parties.
As of July 3, 2016, the Company owed BKC $0.6 million associated with its purchase of the ROFR and $6.9 million related to the payment of advertising, royalties and rent, which is remitted on a monthly basis.
11. Net Income (Loss) per Share
The Company applies the two-class method to calculate and present net income (loss) per share. The Company's non-vested share awards and Series A Convertible Preferred Stock issued to BKC contain non-forfeitable rights to dividends and are considered participating securities for purposes of computing net income (loss) per share pursuant to the two-class method. Under the two-class method, net earnings are reduced by the amount of dividends declared (whether paid or unpaid) and the remaining undistributed earnings are then allocated to common stock and participating securities, based on their respective rights to receive dividends. As the Company incurred net losses for the three and six months ended June 28, 2015 and those losses are not allocated to the participating securities under the two-class method, such method is not applicable for the aforementioned interim reporting periods.
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
The following table sets forth the calculation of basic and diluted net income (loss) per share:

	Three Months Ended		Six Months Ended
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
Basic net income (loss) per share:
Net income (loss)	$9,376	$(4,977)	$11,521	$(14,253)
Less: Income attributable to non-vested shares	(148)	—	(180)	—
Less: Income attributable to preferred stock	(1,951)	—	(2,398)	—
Net income (loss) available to common stockholders	$7,277	$(4,977)	$8,943	$(14,253)
Weighted average common shares outstanding	35,117,463	34,899,019	35,109,610	34,890,661
Basic net income (loss) per share	$0.21	$(0.14)	$0.25	$(0.41)
Diluted net income (loss) per share:
Net income (loss)	$9,376	$(4,977)	$11,521	$(14,253)
Shares used in computing basic net income (loss) per share	35,117,463	34,899,019	35,109,610	34,890,661
Dilutive effect of preferred stock and non-vested shares	9,701,065	—	9,740,097	—
Shares used in computing diluted net income (loss) per share	44,818,528	34,899,019	44,849,707	34,890,661
Diluted net income (loss) per share	$0.21	$(0.14)	$0.25	$(0.41)
Shares excluded from diluted net income (loss) per share computations (1)	—	10,019,107	—	10,019,107

(1)	Shares issuable upon conversion of preferred stock and non-vested shares were excluded from the computation of diluted net income (loss) per share because their effect would have been anti-dilutive.
12. Other Expense (Income)
In the three months ended July 3, 2016, the Company recorded a gain of $0.5 million related to an insurance recovery from a fire at one of its restaurants and expense of $1.85 million related to an agreement to settle and resolve the ongoing litigation with its former Chairman and CEO. Additionally, in the six months ended July 3, 2016, the Company recorded a gain $0.5 million related to a settlement for a partial condemnation on one of its operating restaurant properties.
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

We use a 52-53 week fiscal year ending on the Sunday closest to December 31. The three and six months ended July 3, 2016 and June 28, 2015 each contained thirteen and twenty-six weeks, respectively. Our fiscal year ending January 1, 2017 will contain 52 weeks and our fiscal year ended January 3, 2016 contained 53 weeks.
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
Results from Operations—an analysis of our results of operations for the three and six months ended July 3, 2016 compared to the three and six months ended June 28, 2015 including a review of material items and known trends and uncertainties.
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
Company Overview
We are one of the largest restaurant companies in the United States and have been operating restaurants for more than 50 years. We are the largest Burger King® franchisee in the United States, based on number of restaurants, and have operated Burger King restaurants since 1976. As of July 3, 2016, our restaurant operations consisted of 723 franchised Burger King restaurants in 16 states.
In 2012, as part of an acquisition of restaurants from Burger King Corporation ("BKC") we were assigned BKC's right of first refusal on franchisee restaurant sales in 20 states (the "ROFR"). In the first six months of 2016 we acquired 18 restaurants, twelve in the Scranton-Wilkes Barre, Pennsylvania market and six in the Detroit, Michigan market. During the year ended January 3, 2016 we acquired 55 restaurants in eight separate transactions and during the year ended December 28, 2014 we acquired 123 restaurants in five separate transactions.
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

•
Cost of sales consists of food, paper and beverage costs including packaging costs, less purchase discounts. Cost of sales is generally influenced by changes in commodity costs, the mix of items sold, promotional discounting and the effectiveness of our restaurant-level controls to manage food and paper costs.

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

•
EBITDA, Adjusted EBITDA, Restaurant-Level EBITDA and Adjusted net income. EBITDA, Adjusted EBITDA, Restaurant-Level EBITDA and Adjusted net income are non-GAAP financial measures. EBITDA represents net income or loss, before provision or benefit for income taxes, interest expense and depreciation and amortization. Adjusted EBITDA represents EBITDA as adjusted to exclude impairment and other lease charges, acquisition costs, loss on extinguishment of debt, stock compensation expense and non-recurring income or expense. Restaurant-Level EBITDA represents income or loss from operations adjusted to exclude general and administrative expenses, depreciation and amortization, impairment and other lease charges and other income and expense. Adjusted net income represents net income or loss adjusted to exclude loss on extinguishment of debt, impairment and other lease charges, acquisition costs and non-recurring income and expense.

We are presenting Adjusted EBITDA, Restaurant-Level EBITDA and Adjusted net income because we believe that they provide a more meaningful comparison than EBITDA and net income or loss of our core business operating results, as well as with those of other similar companies. Additionally, we present Restaurant-Level EBITDA because it excludes the impact of general and administrative expenses and other income and expense which are not directly related to restaurant operations. Management believes that Adjusted EBITDA, Restaurant-Level EBITDA and Adjusted net income, when viewed with our results of operations in accordance with GAAP and the accompanying reconciliations on page 28, provide useful information about operating performance and period-over-period growth, and provide additional information that is useful for evaluating the operating performance of our core business without regard to potential distortions. Additionally, management believes that Adjusted EBITDA and Restaurant-Level EBITDA permit investors to gain an understanding of the factors and trends affecting our ongoing cash earnings, from which capital investments are made and debt is serviced.
However, EBITDA, Adjusted EBITDA, Restaurant-Level EBITDA and Adjusted net income are not measures of financial performance or liquidity under GAAP and, accordingly, should not be considered as alternatives to net income or loss, income or loss from operations or cash flow from operating activities as indicators of operating performance or liquidity. Also, these measures may not be comparable to similarly titled captions of other companies. For a reconciliation between net income or loss to EBITDA, Adjusted EBITDA and Adjusted net income and the reconciliation of income or loss from operations to Restaurant-Level EBITDA, see page 28.
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
From the beginning of 2015 through July 3, 2016, we have acquired 73 restaurants from other franchisees in the following transactions ($ in thousands):

Closing Date		Number of Restaurants	Purchase Price	Number of Fee-Owned Restaurants	Market Location
2015:
March 31, 2015		4	$794		Northern Vermont
August 4, 2015		5	663		Charlotte, North Carolina
October 1, 2015	(1)	5	5,044	1	Wheeling, West Virginia
October 20, 2015		1	709		Kalamazoo, Michigan
November 17, 2015		2	618		Evansville, Indiana
November 17, 2015	(1)	6	10,945	5	Evansville, Indiana
December 1, 2015	(1)	23	26,175	10	Detroit, Michigan
December 8, 2015		9	7,802		Northern New Jersey
		55	52,750	16
2016:
February 23, 2016	(1)	12	7,127	—	Scranton/Wilkes-Barre, Pennsylvania
May 25, 2016		6	12,080	5	Detroit, Michigan
		18	19,207	5
		73	$71,957	21

(1)	Acquisitions resulting from the exercise of our ROFR.
The 2015 and 2016 acquisitions included 21 fee-owned properties of which three were sold in sale-leaseback transactions in 2015 for net proceeds of $4.3 million and twelve additional properties were sold in sale-leaseback transactions in the first six months of 2016 for net proceeds of $17.7 million. Five of the remaining acquired fee-owned properties valued at $7.1 million are expected to be sold in sale-leaseback transactions during the remainder of 2016, although there can be no assurance that all of such transactions will be completed in 2016 or at all.
The unaudited pro forma impact on the results of operations for the 2015 and 2016 acquisitions is included below. The unaudited pro forma results of operations are not necessarily indicative of the results that would have occurred had the acquisitions been consummated at the beginning of the period presented, nor are they necessarily indicative of any future consolidated operating results. The following table summarizes certain unaudited pro forma financial information related to our operating results for the three and six months ended July 3, 2016 and June 28, 2015:

	Three Months Ended		Six Months Ended
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
Restaurant sales	$242,572	$243,150	$469,083	$458,054
Income from operations	$14,271	$14,988	$21,592	$11,719
Adjusted EBITDA	$28,083	$26,613	$46,938	$36,106
2016 Capital Expenditures and Remodeling Commitment with BKC
On December 17, 2015, we and BKC entered into the Second Amendment to Operating Agreement (the "Amendment"), which amended the operating agreement and a subsequent amendment to the operating agreement, previously entered into between us and BKC in connection with an acquisition of restaurants from BKC in 2012. As amended, the operating agreement requires that we will remodel to BKC's current 20/20 image a cumulative total of 455 restaurants by December 31, 2016. As of July 3, 2016 we had remodeled a total of 414 restaurants associated with this requirement. In addition, under a separate agreement we have agreed to remodel 46 of the restaurants acquired in 2014 over a five year period ending in 2018 and at July 3, 2016 we had remodeled a total of 25 restaurants associated with this agreement. At July 3, 2016 we had 475 restaurants with the 20/20 restaurant image including restaurants we have acquired.
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
In 2016, we anticipate that total capital expenditures will range from $85 million to $90 million although the actual amount of capital expenditures may differ from these estimates. Capital expenditures in 2016 include remodeling 85 to 90 restaurants to the BKC 20/20 image standard at an approximate average cost of $480,000 per restaurant, rebuilding 4 to 6 restaurants and the construction of 7 to 8 new restaurants (all of which will be relocations within their respective markets) at an average cost of $1,200,000 per restaurant, which excludes the cost of land. Capital expenditures in 2016 also include approximately $5 million to $6 million for the replacement of certain restaurant-level back of house systems, kitchen equipment and other corporate-level expenditures, approximately $10 million to $11 million for ongoing restaurant maintenance capital expenditures and the net carryover of approximately $13 million in 2016 for 2015 and 2016 remodeling projects that span two fiscal years. We will review on an ongoing basis our future remodel and development plans in relation to our available capital resources and alternate investment opportunities.
Refinancing of Indebtedness and Amendment to our Senior Credit Facility
On April 29, 2015, we issued $200 million of the 8% Notes and used a portion of the net proceeds to repurchase and redeem all of our $150 million of outstanding 11.25% Senior Secured Second Lien Notes and to pay related fees and expenses. We received net proceeds of approximately $35.2 million which were used for working capital and general corporate purposes, capital expenditures to remodel our restaurants and subsequent restaurant acquisitions.
On February 12, 2016, we entered into an amendment to our senior credit facility to increase revolving credit borrowing capacity by $25 million to $55 million (including $20.0 million available for letters of credit). The amendment also extended the maturity date of the senior credit facility to February 12, 2021 and reduced by 0.25% the interest rate for revolving credit borrowings to, at our option, (i) the alternate base rate plus the applicable margin of 1.75% to 2.75% based on our adjusted leverage ratio, or (ii) the LIBOR rate plus the applicable margin of 2.75% to 3.75% based on our adjusted leverage ratio (all as defined under the amended credit agreement).
At July 3, 2016 our LIBOR Rate margin was 2.75% and the Alternate Base Rate margin was 1.75%.
See —"Liquidity and Capital Resources" for a further discussion of the 8% Notes and our amended senior credit facility.
Future Restaurant Closures
We evaluate the performance of our restaurants on an ongoing basis including an assessment of the current and future operating results of the restaurant in relation to its cash flow and future occupancy costs, and with regard to franchise agreement renewals, the cost of required capital improvements. We may elect to close restaurants based on these evaluations.
In the first six months of 2016 we closed one restaurant, excluding one restaurant relocated within its respective market. In 2015, we closed 23 restaurants and sold one restaurant. We may incur lease charges in the future from closures of underperforming restaurants prior to the expiration of their lease term. We currently anticipate that in all of 2016 we will close one restaurant, other than restaurants relocated within their market area. Our determination of whether to close restaurants in the future is subject to further evaluation and may change.

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
At July 3, 2016 we determined a valuation allowance was still needed and for the three and six months ended July 3, 2016 the total valuation allowance decreased $2.6 million and $2.4 million, respectively, due primarily to the reduction of net operating loss carryforwards in the second quarter of 2016. At July 3, 2016, our valuation allowance on all of our net deferred tax assets was $28.0 million.
We believe that it is likely that our Federal net operating loss carryforwards, included in our deferred tax assets, will be utilized in the future as they do not begin to expire until 2033, although no assurance of this can be provided. However, the valuation allowance on our net deferred tax assets is required based on the relevant accounting literature which does not permit us to consider our projection of future taxable income as more persuasive evidence than our recent operating losses over the past three years when assessing recoverability. As of July 3, 2016, we had federal net operating loss carryforwards of approximately $48.6 million.
As a result of the valuation allowance on all of our net deferred tax assets, we recorded no provision or benefit for income taxes in the first six months of 2016 or the first six months of 2015. We will continue to monitor and evaluate the positive and negative evidence considered in arriving at the above conclusion, in order to assess whether such conclusion remains appropriate in future periods.
Regulatory Changes Affecting Labor Costs
Certain of the states and municipalities in which we operate have increased their minimum wage rates for 2016 and in many cases have also approved additional increases for future periods. Most notably, New York State has increased the minimum wage applicable to our business to $9.75 an hour in 2016 (from $8.75 an hour in 2015) with subsequent annual increases reaching $15.00 an hour by July 1, 2021. Beginning for 2015, we are receiving a New York State minimum wage tax credit subsidy that is partially offsetting these additional costs for our employees who are 19 and under and also in college or high school. The credit diminishes over the next few years but currently totals approximately $500,000 per year. We had 132 restaurants in New York State at July 3, 2016. We typically attempt to offset the effects of wage inflation, at least in part, through periodic menu price increases. However, no assurance can be given that we will be able to offset these wage increases in the future.
In 2016 the Department of Labor issued a rule, effective December 1, 2016, which amended the minimum wage and overtime pay protections of the Fair Labor Standards Act and increased significantly the annual salary level of an employee to be considered exempt to $47,476 from $23,660. The rule also establishes a mechanism for automatically updating this salary level every three years. We are currently evaluating how we will compensate our salaried employees currently under the new exempt salary level as part of complying with this rule.

Results of Operations
Three Months Ended July 3, 2016 Compared to Three Months Ended June 28, 2015
The following table sets forth, for the three months ended July 3, 2016 and June 28, 2015, selected operating results as a percentage of total restaurant sales:

	Three Months Ended
	July 3, 2016	June 28, 2015
Costs and expenses (all restaurants):
Cost of sales	25.7%	27.6%
Restaurant wages and related expenses	30.5%	30.4%
Restaurant rent expense	6.7%	6.7%
Other restaurant operating expenses	15.5%	15.4%
Advertising expense	4.5%	3.7%
General and administrative	5.9%	5.9%
Since the beginning of the second quarter of 2015, we have acquired 73 restaurants, opened two new restaurants that were relocations within their market area, closed nine restaurants (excluding relocations) and sold one restaurant.
Restaurant Sales. Total restaurant sales in the second quarter of 2016 increased 10.2% to $241.4 million from $219.1 million in the second quarter of 2015. Comparable restaurant sales increased 0.7% due to an increase in average check of 2.1% partially offset by a decrease in in customer traffic of 1.4%. Comparable restaurant sales increased 10.3% in the second quarter of 2015. The effect in the second quarter of 2016 from menu price increases taken since the beginning of 2015 was approximately 2.8%. Sales in the second quarter of 2016 were $180.9 million for our legacy restaurants and $60.5 million for our acquired restaurants.
Operating Costs and Expenses (percentages stated as a percentage of total restaurant sales). Cost of sales decreased to 25.7% in the second quarter of 2016 from 27.6% in the second quarter of 2015 due primarily to lower commodity costs (1.4%), which included a 17% decrease in beef prices compared to the prior year period, the effect of menu price increases (0.8%) and improvements in restaurant-level food and cash controls at our legacy and acquired restaurants (0.3%), partially offset by higher promotional discounting.
Restaurant wages and related expenses increased slightly to 30.5% in the second quarter of 2016 from 30.4% in the second quarter of 2015 due primarily to the effect of fixed and hourly labor rate increases on relatively flat comparable restaurant sales (0.7%), partially offset by lower restaurant-level incentive bonuses (0.4%) and lower unemployment taxes.
Other restaurant operating expenses increased slightly to 15.5% in the second quarter of 2016 from 15.4% in the second quarter of 2015.
Advertising expense increased to 4.5% in the second quarter of 2016 from 3.7% in the second quarter of 2015 due to the expiration of advertising credits at the end of 2015 that were associated with prior BKC restaurant equipment initiatives and an increase in local advertising in certain of our markets that began in the first quarter of 2016.
Restaurant rent expense was 6.7% in both the second quarter of 2016 and the second quarter of 2015.
Restaurant-Level EBITDA. As a result of the factors discussed above and the acquisition of 73 restaurants since the beginning of the second quarter of 2015, Restaurant-Level EBITDA increased $5.9 million, or 16.6%, to $41.5 million in the second quarter of 2016, and, as a percentage of total restaurant sales, increased to 17.2% in the second quarter of 2016 from 16.2% in the prior year period. For a reconciliation between Restaurant-Level EBITDA and loss from operations see page 28.

	Three Months Ended
	July 3, 2016	% (1)	June 28, 2015	% (1)
Restaurant Sales:
Legacy restaurants	$180,892		$180,265
Acquired restaurants	60,476		38,837
Total	$241,368		$219,102

Restaurant-Level EBITDA:
Legacy restaurants	$32,784	18.1%	$30,758	17.1%
Acquired restaurants	8,718	14.4%	4,836	12.5%
Total	$41,502	17.2%	$35,594	16.2%
(1) Restaurant-Level EBITDA margin is calculated as a percentage of restaurant sales for each respective group of restaurants.
Restaurant-Level EBITDA margin increased 1.0% for our legacy restaurants due primarily to lower beef and other commodity prices and lower restaurant-level incentive bonuses partially offset by higher advertising costs as discussed above. Restaurant-Level EBITDA margin increased 1.9% for our acquired restaurants due to similar factors and lower repairs and maintenance expenses in the second quarter of 2016 compared to the prior year period and also due to higher average unit sales volumes at the restaurants we acquired in 2015, relative to our 2014 acquisitions. Restaurant-Level EBITDA margin for our acquired restaurants is lower in the second quarter of 2016 compared to our legacy restaurants due primarily to the effect of lower average restaurant sales volumes on fixed labor and operating costs, including rent and utility costs, and higher repairs and maintenance expenses related to deferred maintenance prior to our ownership.
General and Administrative Expenses. General and administrative expenses increased $1.5 million in the second quarter of 2016 to $14.4 million, although, as a percentage of total restaurant sales, was 5.9% in both periods. The increase in total general and administrative expenses was due primarily to incremental district manager salaries and travel costs and restaurant manager training costs related to the 2015 acquisitions and higher acquisition costs of $0.2 million, partially offset by lower administrative bonus accruals of $0.3 million.
Adjusted EBITDA. As a result of the factors above, Adjusted EBITDA increased to $27.9 million in the second quarter of 2016 from $23.3 million in the second quarter of 2015, and, as a percentage of total restaurant sales, increased to 11.6% in the second quarter of 2016 from 10.6% in the prior year period. For a reconciliation between net income (loss) and EBITDA and Adjusted EBITDA see page 28.
Depreciation and Amortization Expense. Depreciation and amortization expense increased to $11.5 million in the second quarter of 2016 from $9.8 million in the second quarter of 2015 due primarily to our ongoing remodeling initiatives and assets acquired in the 2015 and 2016 acquisitions.
Impairment and Other Lease Charges. Impairment and other lease charges were $0.3 million in the second quarter of 2016 due primarily to capital expenditures at previously impaired restaurants.
Other Income and Expense. In the second quarter of 2016 we had a gain of $0.5 million related to an insurance recovery from a fire at one of our restaurants and expense of $1.85 million related to an agreement to settle and resolve the ongoing litigation with our former Chairman and CEO.
Interest Expense. Interest expense decreased to $4.5 million in the second quarter of 2016 from $4.7 million in the second quarter of 2015 due to our refinancing in the second quarter of 2015 discussed above. The weighted average interest rate on our long-term debt, excluding lease financing obligations, was 7.99% in the second quarter of 2016 and 9.04% in the second quarter of 2015.
Provision (Benefit) for Income Taxes. Due to the valuation allowance on all of our net deferred income tax assets discussed above, we did not record any provision or benefit for income taxes in the second quarter of 2016 and the second quarter of 2015.

Net Income (Loss). As a result of the above, net income for the second quarter of 2016 was $9.4 million, or $0.21 per diluted share, compared to a net loss in the second quarter of 2015 of $5.0 million, or $0.14 per diluted share.
Six Months Ended July 3, 2016 Compared to Six Months Ended June 28, 2015
The following table sets forth, for the six months ended July 3, 2016 and June 28, 2015, selected operating results as a percentage of total restaurant sales:

	Six Months Ended
	July 3, 2016	June 28, 2015
Costs and expenses (all restaurants):
Cost of sales	26.1%	28.5%
Restaurant wages and related expenses	31.4%	31.5%
Restaurant rent expense	6.9%	7.0%
Other restaurant operating expenses	15.7%	16.0%
Advertising expense	4.3%	3.7%
General and administrative	5.9%	5.9%
Since the beginning of 2015, we acquired 73 restaurants, opened two new restaurants that were relocations within their market area, closed 24 restaurants (excluding relocations) and sold one restaurant.
Restaurant Sales. Total restaurant sales in the first six months of 2016 increased 12.5% to $463.9 million from $412.3 million in the first six months of 2015. Comparable restaurant sales increased 3.0% in the first six months of 2016 due to an increase in average check of 2.6% and increase in customer traffic of 0.4%. Comparable restaurant sales increased 9.4% in the first six months of 2015. The effect in the first six months of 2016 from menu price increases taken since the beginning of 2015 was approximately 2.6%. Sales in the first six months of 2016 were $350.0 million for our legacy restaurants and $113.9 million for our acquired restaurants.
Operating Costs and Expenses (percentages stated as a percentage of total restaurant sales). Cost of sales decreased to 26.1% in the first six months of 2016 from 28.5% in the first six months of 2015 due primarily to lower commodity prices (1.5%), which included a 20% decrease in beef prices compared to the prior year period, the effect of menu price increases (0.8%) and improvements in restaurant-level food and cash controls at our legacy and acquired restaurants (0.3%), partially offset by higher promotional discounting.
Restaurant wages and related expenses decreased slightly to 31.4% in the first six months of 2016 from 31.5% in the first six months of 2015 due primarily to lower medical claims (0.2%), lower restaurant-level incentive bonuses and lower unemployment taxes, substantially offset by higher hourly labor rates.
Other restaurant operating expenses decreased to 15.7% in the first six months of 2016 from 16.0% in the first six months of 2015 due primarily to lower utility costs (0.3%).
Advertising expense increased to 4.3% in the first six months of 2016 from 3.7% in the first six months of 2015 due to the expiration of advertising credits at the end of 2015 that were associated with prior BKC restaurant equipment initiatives and an increase in local advertising in certain of our markets that began in March 2016. We currently anticipate advertising expenditures for all of 2016 to range from 4.2% to 4.4%.
Restaurant rent expense decreased to 6.9% in the first six months of 2016 from 7.0% in the first six months of 2015 due in part to the effect of higher sales volumes in the first six months of 2016 on fixed rental costs and the closure of 24 restaurants with lower sales volumes since the beginning of 2015.
Restaurant-Level EBITDA. As a result of the factors above and the acquisition of 73 restaurants since the beginning of 2015, Restaurant-Level EBITDA increased $17.8 million, or 32.8%, to $72.2 million in the first six months of 2016, and, as a percentage of total restaurant sales, increased to 15.6% in the first six months of 2016 from 13.2% in the prior year period. For a reconciliation between Restaurant-Level EBITDA and income from operations see page 28.

	Six Months Ended
	July 3, 2016	% (1)	June 28, 2015	% (1)
Restaurant Sales:
Legacy restaurants	$349,968		$340,895
Acquired restaurants	113,919		71,377
Total	$463,887		$412,272

Restaurant-Level EBITDA:
Legacy restaurants	$57,600	16.5%	$47,699	14.0%
Acquired restaurants	14,623	12.8%	6,704	9.4%
Total	$72,223	15.6%	$54,403	13.2%
(1) Restaurant-Level EBITDA margin is calculated as a percentage of restaurant sales for each respective group of restaurants.
Restaurant-Level EBITDA margin increased 2.5% for our legacy restaurants due primarily to a comparable restaurant sales increase in the first six months of 2016 of 3.2%, lower beef prices and lower utility costs, partially offset by higher advertising costs as discussed above. Restaurant-Level EBITDA margin increased 3.4% for our acquired restaurants due to similar factors including a comparable restaurant sales increase of 2.4% in the first six months of 2016, higher vendor rebates, lower repairs and maintenance expenses compared to the prior year period and higher average unit sales volumes at the restaurants we acquired in 2015, relative to our 2014 acquisitions. Restaurant-Level EBITDA margin for our acquired restaurants is lower in the first six months of 2016 compared to our legacy restaurants due primarily to the effect of lower average restaurant sales volumes on fixed operating expenses, including fixed labor costs, rent and utility costs.
General and Administrative Expenses. General and administrative expenses increased $3.1 million in the first six months of 2016 to $27.6 million and, as a percentage of total restaurant sales, was 5.9% in both periods. The increase in total general and administrative expenses was due primarily to additional district manager salaries and travel costs and restaurant manager training costs related to the 2015 and 2016 acquisitions and higher acquisition costs of $0.4 million.
Adjusted EBITDA. As a result of the factors above, Adjusted EBITDA increased to $46.4 million in the first six months of 2016 from $31.0 million in the first six months of 2015. For a reconciliation between net income (loss) and EBITDA and Adjusted EBITDA see page 28.
Depreciation and Amortization Expense. Depreciation and amortization expense increased to $22.5 million in the first six months of 2016 from $19.8 million in the first six months of 2015 due primarily to our ongoing remodeling initiatives and assets acquired in the 2015 and 2016 acquisitions.
Impairment and Other Lease Charges. Impairment and other lease charges were $0.5 million in the first six months 2016 due primarily to capital expenditures at previously impaired restaurants.
Other Income and Expense. In the first six months of 2016 we had a gain of $0.5 million related to a settlement for a partial condemnation on one of our operating restaurant properties, a gain of $0.5 million related to an insurance recovery from a fire at one of our restaurants and expense of $1.85 million related to an agreement to settle and resolve the ongoing litigation with our former Chairman and CEO.
Interest Expense. Interest expense decreased to $9.1 million in the first six months of 2016 from $9.5 million in the first six months of 2015 due to our refinancing in the second quarter of 2015 discussed above. The weighted average interest rate on our long-term debt, excluding lease financing obligations, decreased to 8.00% in the first six months of 2016 from 10.04% in the first six months of 2015.
Provision (Benefit) for Income Taxes. Due to the valuation allowance on all of our net deferred income tax assets discussed above, we did not record any provision or benefit for income taxes in the first six months of 2016 and the first six months of 2015.

Net Income (Loss). As a result of the above, net income for first six months of 2016 was $11.5 million, or $0.25 per diluted share, compared to a net loss in first six months of 2015 of $14.3 million, or $0.41 per diluted share.
Reconciliations of net income (loss) to EBITDA, Adjusted EBITDA and Adjusted net income and income from operations to Restaurant-Level EBITDA for three and six months ended July 3, 2016 and June 28, 2015 are as follows:

	Three Months Ended		Six Months Ended
Reconciliation of EBITDA and Adjusted EBITDA:	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
Net income (loss)	$9,376	$(4,977)	$11,521	$(14,253)
Provision (benefit) for income taxes	—	—	—	—
Interest expense	4,520	4,700	9,055	9,514
Depreciation and amortization	11,486	9,793	22,543	19,798
EBITDA	25,382	9,516	43,119	15,059
Impairment and other lease charges	286	706	508	2,336
Acquisition costs (1)	230	49	638	260
Gain on condemnation and fire (2)	(456)	—	(906)	—
Accrued litigation settlement (3)	1,850	—	1,850	—
Stock-based compensation expense	606	363	1,171	704
Loss on extinguishment of debt	—	12,635	—	12,635
Adjusted EBITDA	$27,898	$23,269	$46,380	$30,994

Reconciliation of Restaurant-Level EBITDA:
Income from operations	$13,896	$12,358	$20,576	$7,896
Add:
General and administrative expenses	14,355	12,903	27,561	24,499
Depreciation and amortization	11,486	9,793	22,543	19,798
Impairment and other lease charges	286	706	508	2,336
Other expense (income)	1,479	(166)	1,035	(126)
Restaurant-Level EBITDA	$41,502	$35,594	$72,223	$54,403

Reconciliation of Adjusted net income:
Net income (loss)	$9,376	$(4,977)	$11,521	$(14,253)
Add:
Loss on extinguishment of debt	—	12,635	—	12,635
Impairment and other lease charges	286	706	508	2,336
Gain on condemnation and fire (2)	(456)	—	(906)	—
Accrued litigation settlement (3)	1,850	—	1,850	—
Acquisition costs (1)	230	49	638	260
Adjusted net income	$11,286	$8,413	$13,611	$978
Adjusted diluted net earnings per share (4)	$0.25	$0.19	$0.30	$0.02

(1)
Acquisition costs for the periods presented include primarily legal and professional fees incurred in connection with the 2015 and 2016 acquisitions, which were included in general and administrative expense.

(2)
Other (income) expense for the three months ended July 3, 2016 includes a gain of $0.5 million related to an insurance recovery from a fire at one of our restaurants. Additionally, for the six months ended July 3, 2016, other (income) expense includes a gain of $0.5 million related to a settlement for a partial condemnation on one of our operating restaurant properties.

(3)	Other (income) expense includes an accrual of $1.85 million related to an agreement to settle and resolve the ongoing litigation with our former Chairman and CEO.

(4)	Adjusted diluted net earnings per share is calculated based on Adjusted net income and the dilutive weighted average common shares outstanding for the respective periods.
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
Operating Activities. Net cash provided from operating activities in the first six months of 2016 decreased to $28.3 million from $30.0 million in the first six months of 2015 due primarily to a decrease in cash from changes in the components of net working capital of $16.0 million offset by an increase in Adjusted EBITDA of $15.4 million.
Investing Activities. Net cash used for investing activities in the first six months of 2016 and 2015 was $40.0 million and $24.8 million, respectively.
As discussed above, in the first six months of 2016 we acquired 18 restaurants in two transactions for a total cash purchase price of $19.2 million and in the first six months of 2015 the acquisition of four restaurants for a cash purchase price of $0.8 million.
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

The following table sets forth our capital expenditures for the periods presented (in thousands):

Six Months Ended July 3, 2016
New restaurant development	$3,261
Restaurant remodeling	26,085
Other restaurant capital expenditures	8,531
Corporate and restaurant information systems	1,629
Total capital expenditures	$39,506
Number of new restaurant openings	2
Six Months Ended June 28, 2015
New restaurant development	$19
Restaurant remodeling	19,689
Other restaurant capital expenditures	4,632
Corporate and restaurant information systems	1,308
Total capital expenditures	$25,648
Number of new restaurant openings	—
Investing activities in the first six months of 2016 and 2015 also included proceeds from sale-leaseback transactions of $17.7 million and $3.1 million, respectively, and in the first six months of 2016 insurance proceeds of $1.0 million related to fires at two of our restaurants.
Investing activities in the first six months of 2015 also included the purchase of two restaurant properties for $2.0 million that were subsequently sold in sale-leaseback transactions.
Financing Activities. Net cash used for financing activities in the first six months of 2016 was $0.8 million due primarily to principal payments on capital leases. Net cash provided from financing activities in the first six months of 2015 was $34.5 million due primarily to the refinancing in the second quarter of 2015 discussed above.
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
Senior Credit Facility. On May 30, 2012, we entered into a senior credit facility, which was most recently amended on February 12, 2016 to provide for aggregate revolving credit borrowings of up to $55.0 million (including $20.0 million available for letters of credit) and to extend the maturity date to February 12, 2021. The senior credit facility also provides for potential incremental borrowing increases of up to $25.0 million, in the aggregate.
At July 3, 2016 there were no revolving credit borrowings outstanding under the senior credit facility. After reserving $13.4 million for letters of credit issued under the senior credit facility for workers’ compensation and other insurance policies, $41.6 million was available for revolving credit borrowings at July 3, 2016.
Effective on February 12, 2016, borrowings under the senior credit facility bear interest at a rate per annum, at our option, of:
(i) the Alternate Base Rate plus the applicable margin of 1.75% to 2.75% based on the our Adjusted Leverage Ratio, or
(ii) the LIBOR Rate plus the applicable margin of 2.75% to 3.75% based on the our Adjusted Leverage Ratio (all terms as defined under the senior credit facility).
Our obligations under the senior credit facility are guaranteed by our subsidiaries and are secured by first priority liens on substantially all of our assets and those of our subsidiaries, including a pledge of all of the capital stock and equity interests of our subsidiaries.
Under the senior credit facility, we are required to make mandatory prepayments of borrowings in the event of dispositions of assets, debt issuances and insurance and condemnation proceeds (all subject to certain exceptions).
The senior credit facility contains certain covenants, including without limitation, those limiting our and our subsidiaries' ability to, among other things, incur indebtedness, incur liens, sell or acquire assets or businesses, change the character of its business in all material respects, engage in transactions with related parties, make certain investments, make certain restricted payments or pay dividends. In addition, the senior credit facility requires us to meet certain financial ratios, including a Fixed Charge Coverage Ratio, Adjusted Leverage Ratio and First Lien Leverage Ratio (all as defined under the senior credit facility). We were in compliance with the covenants under its senior credit facility at July 3, 2016.
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
Contractual Obligations
A table of our contractual obligations as of January 3, 2016 was included in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended January 3, 2016. There have been no significant changes to our contractual obligations during the six months ended July 3, 2016.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements other than our operating leases, which are primarily for our restaurant properties and not recorded on our consolidated balance sheet.
Inflation
The inflationary factors that have historically affected our results of operations include increases in food and paper costs, labor and other operating expenses, the cost of providing medical and prescription drug insurance to our employees and energy costs. Wages paid in our restaurants are impacted by changes in the Federal and state hourly minimum wage rates and the Fair Labor Standards Act. Accordingly, changes in the Federal and state hourly minimum wage rates directly affect our labor costs. We typically attempt to offset the effect of inflation, at least in part, through periodic menu price increases and various cost reduction programs. However, no assurance can be given that we will be able to offset such inflationary cost increases in the future.
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
Forward Looking Statements
This Quarterly Report on Form 10-Q contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements that are predictive in nature or that depend upon or refer to future events or conditions are forward-looking statements. These statements are often identified by the words “may”, “might", “will”, “should”, “anticipate”, “believe”, “expect”, “intend”, “estimate”, “hope”, “plan” or similar expressions. In addition, expressions of our strategies, intentions or plans are also forward looking statements. These statements reflect management’s current views with respect to future events and are subject to risks and uncertainties, both known and unknown. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their date. There are important factors that could cause actual results to differ materially from those in forward-looking statements, many of which are beyond our control. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected or implied in the forward-looking statements. We have identified significant factors that could cause actual results to differ materially from those stated or implied in the forward-looking statements. We believe important factors that could cause actual results to differ materially from our expectations include the following, in addition to other risks and uncertainties discussed herein and in our Annual Report on Form 10-K for the fiscal year ended January 3, 2016:

•	Effectiveness of the Burger King® advertising programs and the overall success of the Burger King brand;

•	Increases in food costs and other commodity costs;

•	Competitive conditions;

•	Our ability to integrate any restaurants we acquire;

•	Regulatory factors;

•	Environmental conditions and regulations;

•	General economic conditions, particularly in the retail sector;

•	Weather conditions;

•	Fuel prices;

•	Significant disruptions in service or supply by any of our suppliers or distributors;

•	Changes in consumer perception of dietary health and food safety;

•	Labor and employment benefit costs, including the effects of minimum wage increases, health care reform and changes in the Fair Labor Standards Act;

•	The outcome of pending or future legal claims or proceedings;

•	Our ability to manage our growth and successfully implement our business strategy;

•	Our inability to service our indebtedness;

•	Our borrowing costs and credit ratings, which may be influenced by the credit ratings of our competitors;

•	The availability and terms of necessary or desirable financing or refinancing and other related risks and uncertainties; and

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

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes from the information presented in Item 7A included in our Annual Report on Form 10-K for the year ended January 3, 2016 with respect to our market risk sensitive instruments.
A 1% change in interest rates would have resulted in a nominal change to interest expense for the six months ended July 3, 2016 and no change in the six months ended June 28, 2015.
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
Evaluation of Disclosure Controls and Procedures. We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 3, 2016.
No change occurred in our internal control over financial reporting during the second quarter of 2016 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1.    Legal Proceedings
On August 21, 2012 Alan Vituli, our former chairman and chief executive officer, filed an action in the Superior Court of the State of Delaware ( the “Court”) against us and Carrols. On October 1, 2013, Mr. Vituli filed an amended and supplemental complaint (the "Amended Complaint") which, among other things, sought damages in excess of $3.55 million in the aggregate, unspecified consequential and punitive damages, attorney’s fees and costs and various requests for declaratory judgment all in connection with Mr. Vituli’s departure as chief executive officer, chairman, and director of Carrols Restaurant Group and Carrols and as nonexecutive chairman and director of Fiesta Restaurant Group, Inc., now an independent public company, but our indirect wholly owned subsidiary for the time period at issue in the Amended Complaint. At the direction of the Court, we, Carrols, and Mr. Vituli, being all of the remaining parties to the litigation, agreed to explore the possibility of a mediated settlement of the litigation. On July 28, 2016 and July 29, 2016 we, Carrols, and Mr. Vituli participated in a mediation whereby the parties agreed to fully resolve all of Mr. Vituli’s claims in the lawsuit for a total payment by us of $2.0 million. We have accrued $1.85 million in the second quarter of 2016 for this settlement which is net of an estimated contribution from our insurance carrier. Upon execution of releases and payment of the settlement amount, the litigation will be dismissed, which we anticipate occurring in due course.
We are a party to various other litigation matters that arise in the ordinary course of business. We do not believe that the outcome of any of these other matters meet the disclosure or recognition standards, nor will they have a material adverse effect on our consolidated financial statements.
Item 1A. Risk Factors
Part I-Item 1A of Annual Report on Form 10-K for the fiscal year ended January 3, 2016 describes important factors that could materially adversely affect our business, consolidated financial condition or results of operations or cause our operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-Q or presented elsewhere by management from time-to-time. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended January 3, 2016.
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

CARROLS RESTAURANT GROUP, INC.

Date: August 10, 2016	/s/ Daniel T. Accordino
(Signature)
Daniel T. Accordino Chief Executive Officer

Date: August 10, 2016	/s/ Paul R. Flanders
(Signature)
Paul R. Flanders Vice President – Chief Financial Officer and Treasurer