Form 10-Q
period 2016-10-02
CARROLS RESTAURANT GROUP, INC.
filed 2016-11-09
CIK 809248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 7, 2016, Carrols Restaurant Group, Inc. had 35,835,800 shares of its common stock, $.01 par value, outstanding.

CARROLS RESTAURANT GROUP, INC.
FORM 10-Q
QUARTER ENDED October 2, 2016

PART I—FINANCIAL INFORMATION
ITEM 1—INTERIM CONSOLIDATED FINANCIAL STATEMENTS
CARROLS RESTAURANT GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands of dollars, except share and per share amounts)
(Unaudited)

	October 2, 2016	January 3, 2016
ASSETS
Current assets:
Cash	$10,137	$22,274
Trade and other receivables	7,595	6,161
Inventories	7,719	7,126
Prepaid rent	4,399	4,168
Prepaid expenses and other current assets	6,265	5,266
Total current assets	36,115	44,995
Property and equipment, net of accumulated depreciation of $246,686 and $226,140, respectively	251,618	220,114
Franchise rights, net of accumulated amortization of $92,270 and $87,869, respectively (Note 3)	127,017	118,881
Goodwill (Note 3)	21,804	20,438
Franchise agreements, at cost less accumulated amortization of $9,431 and $8,471, respectively	15,356	15,467
Favorable leases, net of accumulated amortization of $1,770 and $1,339, respectively (Note 3)	5,272	5,652
Other assets	1,843	1,709
Total assets	$459,025	$427,256
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt (Note 7)	$1,585	$1,435
Accounts payable	21,643	20,436
Accrued interest	6,675	2,672
Accrued payroll, related taxes and benefits	23,720	27,582
Accrued real estate taxes	4,993	5,117
Other liabilities	15,567	14,012
Total current liabilities	74,183	71,254
Long-term debt, net of current portion (Note 7)	212,317	202,042
Lease financing obligations	1,195	1,193
Deferred income—sale-leaseback of real estate (Note 6)	12,185	12,589
Accrued postretirement benefits	3,020	3,060
Unfavorable leases, net of accumulated amortization of $4,328 and $3,444, respectively (Note 3)	12,018	12,004
Other liabilities (Note 5)	18,471	17,115
Total liabilities	333,389	319,257
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, par value $.01; authorized 20,000,000 shares, issued and outstanding—100 shares	—	—
Voting common stock, par value $.01; authorized—100,000,000 shares, issued—35,835,800 and 35,508,660 shares, respectively, and outstanding—35,255,399 and 35,039,890 shares, respectively	353	350
Additional paid-in capital	140,707	139,083
Accumulated deficit	(14,948)	(30,958)
Accumulated other comprehensive loss	(335)	(335)
Treasury stock, at cost	(141)	(141)
Total stockholders’ equity	125,636	107,999
Total liabilities and stockholders’ equity	$459,025	$427,256

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
THREE AND NINE MONTHS ENDED OCTOBER 2, 2016 AND SEPTEMBER 27, 2015
(In thousands of dollars)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
Restaurant sales	$238,870	$217,676	$702,757	$629,948
Costs and expenses:
Cost of sales	63,844	60,676	184,981	178,022
Restaurant wages and related expenses	75,678	67,116	221,306	197,135
Restaurant rent expense	16,081	14,106	48,077	43,101
Other restaurant operating expenses	37,606	34,261	110,611	100,407
Advertising expense	10,857	8,188	30,755	23,551
General and administrative (including stock-based compensation expense of $456, $367, $1,627 and $1,071, respectively)	13,000	11,764	40,561	36,263
Depreciation and amortization	12,070	9,418	34,613	29,216
Impairment and other lease charges (Note 4)	685	396	1,193	2,732
Other expense (income) (Note 13)	—	—	1,035	(126)
Total operating expenses	229,821	205,925	673,132	610,301
Income from operations	9,049	11,751	29,625	19,647
Interest expense	4,560	4,512	13,615	14,026
Loss on extinguishment of debt (Note 7)	—	—	—	12,635
Income (loss) before income taxes	4,489	7,239	16,010	(7,014)
Provision (benefit) for income taxes (Note 8)	—	—	—	—
Net income (loss)	$4,489	$7,239	$16,010	$(7,014)
Basic and diluted net income (loss) per share (Note 12)	$0.10	$0.16	$0.35	$(0.20)
Diluted weighted average common shares outstanding	44,855,778	44,678,514	44,892,188	34,930,326
Other comprehensive income (loss), net of tax:
Net income (loss)	$4,489	$7,239	$16,010	$(7,014)
Other comprehensive income (loss)	—	—	—	—
Comprehensive income (loss)	$4,489	$7,239	$16,010	$(7,014)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED OCTOBER 2, 2016 AND SEPTEMBER 27, 2015
(In thousands of dollars)
(Unaudited)

	Nine Months Ended
	October 2, 2016	September 27, 2015
Cash flows provided from operating activities:
Net income (loss)	$16,010	$(7,014)
Adjustments to reconcile net income (loss) to net cash provided from operating activities:
Loss on disposals of property and equipment	14	252
Stock-based compensation	1,627	1,071
Impairment and other lease charges	1,193	2,732
Depreciation and amortization	34,613	29,216
Amortization of deferred financing costs	593	663
Amortization of deferred gains from sale-leaseback transactions	(1,348)	(1,953)
Loss on extinguishment of debt	—	12,635
Change in refundable income taxes	—	2,416
Changes in other operating assets and liabilities	(1,863)	15,567
Net cash provided from operating activities	50,839	55,585
Cash flows used for investing activities:
Capital expenditures:
New restaurant development	(5,857)	(556)
Restaurant remodeling	(45,312)	(27,807)
Other restaurant capital expenditures	(12,037)	(7,367)
Corporate and restaurant information systems	(2,181)	(1,801)
Total capital expenditures	(65,387)	(37,531)
Acquisition of restaurants, net of cash acquired	(33,407)	(1,657)
Proceeds from sale of other assets	—	534
Properties purchased for sale-leaseback	(4,096)	(3,575)
Proceeds from sale-leaseback transactions	29,394	3,136
Proceeds from insurance recoveries	1,216	—
Net cash used for investing activities	(72,280)	(39,093)
Cash flows provided from financing activities
Proceeds from issuance of 8% senior secured second lien notes	—	200,000
Redemption of 11.25% senior secured second lien notes	—	(159,771)
Borrowings under senior credit facility	50,250	—
Repayments under senior credit facility	(39,750)	—
Principal payments on capital leases	(1,094)	(945)
Financing costs associated with issuance of debt	(102)	(5,164)
Net cash provided from financing activities	9,304	34,120
Net increase (decrease) in cash	(12,137)	50,612
Cash, beginning of period	22,274	21,221
Cash, end of period	$10,137	$71,833
Supplemental disclosures:
Interest paid on long-term debt	$8,941	$8,565
Interest paid on lease financing obligations	$78	$77
Accruals for capital expenditures	$3,468	$3,084
Income taxes refunded (paid)	$(3)	$2,416
Capital lease obligations acquired or incurred	$553	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars except share and per share amounts)

1. Basis of Presentation
Business Description. At October 2, 2016 Carrols Restaurant Group, Inc. ("Carrols Restaurant Group") operated, as franchisee, 734 restaurants under the trade name “Burger King ®” in 16 Northeastern, Midwestern and Southeastern states.
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
Fiscal Year. The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. The fiscal year ended January 3, 2016 contained 53 weeks. The three and nine months ended October 2, 2016 and September 27, 2015 each contained thirteen and thirty-nine weeks, respectively. The 2016 fiscal year will end January 1, 2017 and will contain 52 weeks.
Basis of Presentation. The accompanying unaudited consolidated financial statements for the three and nine months ended October 2, 2016 and September 27, 2015 have been prepared without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission and do not include certain of the information and the footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of such unaudited consolidated financial statements have been included. The results of operations for the three and nine months ended October 2, 2016 and September 27, 2015 are not necessarily indicative of the results to be expected for the full year.
These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended January 3, 2016. The January 3, 2016 consolidated balance sheet data is derived from those audited consolidated financial statements.
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
Business Combinations. In accordance with ASC 805, Business Combinations, the Company allocates the purchase price of an acquired business to its net identifiable assets and liabilities based on the estimated fair values. The excess of the purchase price over the amount allocated to the assets and liabilities, if any, is recorded as goodwill. The Company uses all available information to estimate fair values of identifiable intangible assets and property

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars except share and per share amounts)

acquired. In making these determinations, the Company may engage an independent third party valuation specialist to assist with the valuation of certain leasehold improvements, franchise rights and favorable and unfavorable leases.
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
Fair Value of Financial Instruments. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. In determining fair value, the accounting standards establish a three level hierarchy for inputs used in measuring fair value as follows: Level 1 inputs are quoted prices in active markets for identical assets or liabilities; Level 2 inputs are observable for the asset or liability, either directly or indirectly, including quoted prices in active markets for similar assets or liabilities; and Level 3 inputs are unobservable and reflect our own assumptions. Financial instruments include cash, accounts receivable, accounts payable and long-term debt. The carrying amounts of cash, accounts receivable and accounts payable approximate fair value because of the short-term nature of these financial instruments. The fair value of the Carrols Restaurant Group 8.0% Senior Secured Second Lien Notes due 2022 is based on a recent trading value, which is considered Level 2, and at October 2, 2016 was approximately $216.3 million.
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
In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which to simplifies certain elements of accounting for employee share-based payment transactions, including income tax consequences, the classification of awards as either equity or liabilities, and classification on the statement of cash flows. This ASU is effective for reporting periods beginning after December 15, 2016 with early adoption permitted. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars except share and per share amounts)

2. Acquisitions
In 2012, as part of an acquisition of restaurants from Burger King Corporation ("BKC"), the Company was assigned BKC's right of first refusal on franchisee restaurant sales in 20 states (the "ROFR"). Since the beginning of 2015, the Company has acquired an aggregate of 84 restaurants from other franchisees in the following transactions:

Closing Date		Number of Restaurants	Purchase Price	Number of Fee-Owned Restaurants (1)	Market Location
2015 Acquisitions:
March 31, 2015		4	$794		Northern Vermont
August 4, 2015		5	663		Charlotte, North Carolina
October 1, 2015	(2)	5	5,044	1	Wheeling, West Virginia
October 20, 2015		1	709		Kalamazoo, Michigan
November 17, 2015		2	618		Evansville, Indiana
November 17, 2015	(2)	6	10,945	5	Evansville, Indiana
December 1, 2015	(2)	23	26,175	10	Detroit, Michigan
December 8, 2015		9	7,802		Northern New Jersey
		55	52,750	16
2016 Acquisitions:
February 23, 2016	(2)	12	7,127		Scranton/Wilkes-Barre, Pennsylvania
May 25, 2016		6	12,080	5	Detroit, Michigan
July 14, 2016	(2)	4	5,445	3	Detroit, Michigan
August 23, 2016		7	8,755	6	Portland, Maine
		29	33,407	14
Total 2015 and 2016 Acquisitions		84	$86,157	30

(1)
The 2015 and 2016 acquisitions included the purchase of 30 fee-owned restaurants. Three of these fee-owned restaurants were sold in sale-leaseback transactions during 2015 for net proceeds of $4.3 million and an additional seventeen fee-owned restaurants were sold in sale-leaseback transactions in the first nine months of 2016 for net proceeds of $24.9 million. Eight of the remaining fee-owned restaurants at October 2, 2016 are expected to be sold in sale-leaseback transactions during the remainder of 2016, although there can be no assurance that such transactions will be completed in 2016 or at all.

(2)	Acquisitions resulting from the exercise of the ROFR.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars except share and per share amounts)

The Company allocated the aggregate purchase price to the net tangible and intangible assets acquired in the acquisitions at their estimated fair values. The following table summarizes the allocation of the aggregate purchase price for the 2016 Acquisitions:

Inventory	$304
Land and buildings	17,872
Restaurant equipment	772
Restaurant equipment - subject to capital lease	435
Leasehold improvements	1,070
Franchise fees	505
Franchise rights (Note 3)	12,537
Favorable leases (Note 3)	73
Goodwill (Note 3)	1,366
Capital lease obligations for restaurant equipment	(491)
Unfavorable leases (Note 3)	(1,036)
Net assets acquired	$33,407
Goodwill recorded in connection with these acquisitions was attributable to the workforce of the acquired restaurants and synergies expected to arise from cost savings opportunities. Acquired goodwill that is expected to be deductible for income tax purposes was $679 in the first nine months of 2016.
The restaurants acquired in 2015 and 2016 contributed restaurant sales of $26.0 million and $68.3 million in the three and nine months ended October 2, 2016, respectively. It is impracticable to disclose net earnings for the post-acquisition period for the acquired restaurants as net earnings of these restaurants were not tracked on a collective basis due to the integration of administrative functions, including field supervision.
The unaudited pro forma impact on the results of operations for the restaurants acquired in 2016 and 2015 for the three and nine months ended October 2, 2016 and September 27, 2015 is included below. The unaudited pro forma results of operations are not necessarily indicative of the results that would have occurred had the acquisitions been consummated at the beginning of the periods presented, nor are they necessarily indicative of any future consolidated operating results. The following table summarizes the Company's unaudited pro forma operating results:

	Three Months Ended		Nine Months Ended
	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
Restaurant sales	$240,370	$244,845	$716,008	$709,171
Net income (loss)	$4,950	$9,705	$17,691	$(727)
Basic and diluted net income (loss) per share	$0.11	$0.22	$0.39	$(0.02)
This unaudited pro forma financial information does not give effect to any anticipated synergies, operating efficiencies or cost savings or any integration costs related to the acquired restaurants. The unaudited pro forma financial information reflects $0.5 million and $0.1 million of transaction costs incurred by the Company during the the three months ended October 2, 2016 and September 27, 2015, respectively, and $1.1 million and $0.3 million during the nine months ended October 2, 2016 and September 27, 2015, respectively.
On October 4, 2016, the Company completed the acquisition of three Burger King restaurants in the Raleigh, North Carolina market for a cash purchase price of $1.6 million.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars except share and per share amounts)

3. Intangible Assets
Goodwill. The Company is required to review goodwill for impairment annually, or more frequently, when events and circumstances indicate that the carrying amount may be impaired. If the determined fair value of goodwill is less than the related carrying amount, an impairment loss is recognized. The Company performs its annual impairment assessment as of the last day of its fiscal year and does not believe circumstances have changed since the last assessment date which would make it necessary to reassess its value. There have been no recorded goodwill impairment losses during the three and nine months ended October 2, 2016 or September 27, 2015. The change in goodwill for the nine months ended October 2, 2016 is summarized below:

Balance at January 3, 2016	$20,438
Acquisitions of restaurants (Note 2)	1,366
Balance at October 2, 2016	$21,804
Franchise Rights. Amounts allocated to franchise rights for each acquisition of Burger King restaurants are amortized using the straight-line method over the average remaining term of the acquired franchise agreements plus one twenty-year renewal period.
The Company assesses the potential impairment of franchise rights whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If an indicator of impairment exists, an estimate of the aggregate undiscounted cash flows from the acquired restaurants is compared to the respective carrying value of franchise rights for each acquisition. If an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value. No impairment charges were recorded related to the Company’s franchise rights for the three and nine months ended October 2, 2016 and September 27, 2015. The change in franchise rights for the nine months ended October 2, 2016 is summarized below:

Balance at January 3, 2016	$118,881
Acquisitions of restaurants (Note 2)	12,537
Amortization expense	(4,401)
Balance at October 2, 2016	$127,017
Amortization expense related to franchise rights was $1.5 million and $1.2 million for the three months ended October 2, 2016 and September 27, 2015, respectively, and $4.4 million and $3.4 million for the nine months ended October 2, 2016 and September 27, 2015, respectively. The Company expects annual amortization expense to be $5.9 million in 2016 and in each of the following five years.
Favorable and Unfavorable Leases. Amounts allocated to favorable and unfavorable leases are being amortized using the straight-line method over the remaining terms of the underlying lease agreements as a net reduction of restaurant rent expense. Additions to favorable lease assets and unfavorable lease liabilities from the 2016 acquisitions included in Note 2 totaled $0.1 million and $1.0 million, respectively, for the nine months ended October 2, 2016.
The net reduction of rent expense related to the amortization of favorable and unfavorable leases was $0.2 million in each of the three months ended October 2, 2016 and September 27, 2015 and $0.6 million in each of the nine months ended October 2, 2016 and September 27, 2015. The Company expects the net annual reduction of rent expense to be $0.8 million in 2016, $0.7 million in 2017 and 2018, $0.6 million in 2019 and 2020, and $0.5 million in 2021.

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
 During the three months ended October 2, 2016, the Company recorded asset impairment charges of $0.3 million consisting primarily of capital expenditures at previously impaired restaurants, a loss of $0.3 million associated with a sale-leaseback of a restaurant property, and $0.1 million of other lease charges associated with changes in sublease income assumptions on previously closed restaurants. During the nine months ended October 2, 2016, the Company recorded impairment charges of $1.2 million consisting additionally of capital expenditures at previously impaired restaurants.
During the three months ended September 27, 2015, the Company recorded asset impairment charges of $0.4 million resulting primarily from capital expenditures at previously impaired restaurants. During the nine months ended September 27, 2015, the Company recorded other lease charges of $1.5 million associated with the closure of ten of the Company's restaurants and asset impairment charges of $1.2 million, including $1.0 million of capital expenditures at previously impaired restaurants.
The following table presents the activity in the accrual for closed restaurant locations:

	Nine Months Ended	Year Ended
	October 2, 2016	January 3, 2016
Balance, beginning of the period	$2,088	$1,721
Provisions for restaurant closures	—	1,472
Changes in estimates of accrued costs	(80)	(95)
Payments, net	(581)	(1,228)
Other adjustments, including the effect of discounting future obligations	114	218
Balance, end of the period	$1,541	$2,088
Changes in estimates of accrued costs primarily relate to revisions or terminations of certain closed restaurant leases, changes in sublease income assumptions and other costs.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars except share and per share amounts)

5. Other Liabilities, Long-Term
Other liabilities, long-term, at October 2, 2016 and January 3, 2016 consisted of the following:

	October 2, 2016	January 3, 2016
Accrued occupancy costs	$11,747	$10,473
Accrued workers’ compensation and general liability claims	3,254	3,606
Deferred compensation	1,542	997
Long-term obligation to BKC for ROFR	—	190
Other	1,928	1,849
	$18,471	$17,115
Long-term accrued occupancy costs above include obligations pertaining to closed restaurant locations, contingent rent and accruals to expense operating lease rental payments on a straight-line basis over the lease term.
6. Sale-leaseback Transactions
In the three and nine months ended October 2, 2016, the Company sold eight and 20 restaurant properties, respectively, in sale-leaseback transactions for net proceeds of $11,707 and $29,394, respectively. In the nine months ended September 27, 2015, the Company sold three restaurant properties in sale-leaseback transactions for net proceeds of $3,136, none of which occurred in the three months ended September 27, 2015. These leases have been classified as operating leases and contain a twenty-year initial term plus renewal options.
Deferred gains from sale-leaseback transactions of restaurant properties were $392 and $954 during the three and nine months ended October 2, 2016, respectively, and are being amortized over the term of the related leases. There were no deferred gains from sale-leaseback transactions during the nine months ended September 27, 2015.
7. Long-term Debt
Long-term debt at October 2, 2016 and January 3, 2016 consisted of the following:

	October 2, 2016	January 3, 2016
Collateralized:
Carrols Restaurant Group 8% Senior Secured Second Lien Notes	$200,000	$200,000
Senior Credit Facility - Revolving credit borrowings	10,500	—
Capital leases	7,396	8,006
	217,896	208,006
Less: current portion	(1,585)	(1,435)
Less: deferred financing costs	(3,994)	(4,529)
	$212,317	$202,042
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
The 8% Notes are jointly and severally guaranteed, unconditionally and in full by the Company's subsidiaries which are directly or indirectly 100% owned by the Company. Separate condensed consolidating information is not included because Carrols Restaurant Group is a holding company that has no independent assets or operations. There are no significant restrictions on its ability or any of the guarantor subsidiaries' ability to obtain funds from its respective subsidiaries. All consolidated amounts in our unaudited consolidated financial statements are representative of the combined guarantors.
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
Senior Credit Facility. On May 30, 2012, the Company entered into a senior credit facility, which was most recently amended on February 12, 2016 to provide for aggregate revolving credit borrowings of up to $55.0 million (including $20.0 million available for letters of credit) and to extend the maturity date to February 12, 2021. The senior credit facility also provides for potential incremental borrowing increases of up to $25.0 million, in the aggregate. As of October 2, 2016, $10.5 million in revolving credit borrowings were outstanding under the senior credit facility. After reserving $13.4 million for letters of credit issued under the senior credit facility, $31.1 million was available for revolving credit borrowings under the senior credit facility at October 2, 2016.
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
At October 2, 2016 the Company's LIBOR Rate margin was 2.75% and the Alternate Base Rate margin was 1.75% based on the Company's Adjusted Leverage Ratio at the end of the second quarter of 2016.
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
The senior credit facility contains certain covenants, including without limitation, those limiting the Company’s and its subsidiaries' ability to, among other things, incur indebtedness, incur liens, sell or acquire assets or businesses, change the character of its business in all material respects, engage in transactions with related parties, make certain investments, make certain restricted payments or pay dividends. In addition, the senior credit facility requires the Company to meet certain financial ratios, including a Fixed Charge Coverage Ratio, Adjusted Leverage Ratio and First Lien Leverage Ratio (all as defined under the senior credit facility). The Company was in compliance with the covenants under its senior credit facility at October 2, 2016.
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
8. Income Taxes
The provision (benefit) for income taxes for the three and nine months ended October 2, 2016 and September 27, 2015 was comprised of the following:

	Three Months Ended		Nine Months Ended
	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
Current	$—	$—	$—	$—
Deferred	(466)	1,989	2,175	(4,210)
Valuation allowance	466	(1,989)	(2,175)	4,210
	$—	$—	$—	$—
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.
Since 2014, the Company has recorded a valuation allowance on all of its net deferred income tax assets. The Company performs an ongoing assessment of positive and negative evidence regarding the realization of its deferred income tax assets as required by ASC 740. Under ASC 740, the weight given to negative and positive evidence is commensurate only to the extent that such evidence can be objectively verified. ASC 740 also prescribes that objective historical evidence, in particular the Company’s three-year cumulative loss position at October 2, 2016, be given greater weight than subjective evidence, including the Company’s forecasts of future taxable income, which include assumptions that cannot be objectively verified. The Company determined, based on the required weight of that evidence under ASC 740, that a valuation allowance was still needed on all of its net deferred income tax assets at October 2, 2016. Consequently, the Company recorded no provision or benefit for income taxes in the three and nine months ended October 2, 2016 and September 27, 2015.
The Company increased its valuation allowance by $0.5 million in the three months ended October 2, 2016 due primarily to an increase in net deferred tax assets during the period. The valuation allowance decreased $1.9 million in the nine months ended October 2, 2016 due primarily to the reduction of federal and state net operating loss carryforwards. At October 2, 2016, the Company's valuation allowance on all its net deferred tax assets was $28.5 million.
In the three months ended September 27, 2015, the Company decreased its valuation allowance by $1.9 million and in the nine months ended September 27, 2015 increased its valuation allowance by $4.3 million for changes in the net deferred income tax assets recognized in the respective periods.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars except share and per share amounts)

The Company's federal net operating loss carryforwards expire beginning in 2033. As of October 2, 2016, the Company had federal net operating loss carryforwards of approximately $53.5 million. The Company's state net operating loss carryforwards expire beginning in 2017 through 2034.
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
The Company's policy is to recognize interest and/or penalties related to uncertain tax positions in income tax expense. At October 2, 2016 and January 3, 2016, the Company had no unrecognized tax benefits and no accrued interest related to uncertain tax positions. The tax years 2013 - 2015 remain open to examination by the major taxing jurisdictions to which the Company is subject. Although it is not reasonably possible to estimate the amount by which unrecognized tax benefits may increase within the next twelve months due to the uncertainties regarding the timing of any examinations, the Company does not expect unrecognized tax benefits to significantly change in the next twelve months.
9. Stock-Based Compensation
Stock-based compensation expense was $0.5 million and $0.4 million in the three months ended October 2, 2016 and September 27, 2015, respectively, and $1.6 million and $1.1 million in the nine months ended October 2, 2016 and September 27, 2015, respectively.
A summary of all non-vested shares activity for the nine months ended October 2, 2016 was as follows:

	Shares	Weighted Average Grant Date Price
Non-vested at January 3, 2016	468,770	$7.40
Granted	327,140	12.28
Vested	(215,509)	6.72
Non-vested at October 2, 2016	580,401	$10.40
The fair value of non-vested shares is based on the closing price on the date of grant. As of October 2, 2016, the total unrecognized stock-based compensation expense was approximately $4.9 million, which the Company expects to recognize over a remaining weighted average vesting period for non-vested shares of 2.9 years. The Company expects to record an additional $0.4 million in stock-based compensation expense for the remainder of 2016.
10. Commitments and Contingencies
Lease Guarantees. Fiesta Restaurant Group, Inc. ("Fiesta"), a former wholly-owned subsidiary of the Company, was spun-off in 2012 to the Company's stockholders. As of October 2, 2016, the Company is a guarantor under 27 Fiesta restaurant property leases, with lease terms expiring on various dates through 2030, and is the primary lessee on five Fiesta restaurant property leases, which it subleases to Fiesta. The Company is fully liable for all obligations under the terms of the leases in the event that Fiesta fails to pay any sums due under the lease, subject to indemnification provisions of the Separation and Distribution Agreement entered into in connection with the spin-off of Fiesta.
The maximum potential amount of future undiscounted rental payments the Company could be required to make under these leases at October 2, 2016 was $26.4 million. The obligations under these leases will generally continue to decrease over time as these operating leases expire. No payments related to these guarantees have been made by the Company to date and none are expected to be required to be made in the future. The Company has not recorded a liability for these guarantees in accordance with ASC 460 - Guarantees as Fiesta has indemnified the Company for all

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars except share and per share amounts)

such obligations and the Company did not believe it was probable it would be required to perform under any of the guarantees or direct obligations.
Litigation. On August 21, 2012 Alan Vituli, the Company's former chairman and chief executive officer, filed an action in the Superior Court of the State of Delaware ( the “Court”) against the Company and Carrols. On July 29, 2016 the Company, Carrols, and Mr. Vituli agreed to fully resolve all of Mr. Vituli’s claims in the lawsuit for a total payment by the Company of $2.0 million, which was paid on September 15, 2016. The Company accrued $1.85 million in the second quarter of 2016 for this settlement which was net of a contribution from its insurance carrier and is reflected in other income (expense) in the accompanying unaudited consolidated statements of comprehensive income (loss). Upon the execution of releases and payment of the settlement amount, the litigation was dismissed.
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
Each of the Company's restaurants operates under a separate franchise agreement with BKC. These franchise agreements generally provide for an initial term of twenty years and currently have an initial franchise fee of fifty thousand dollars. Any franchise agreement, including renewals, can be extended at the Company's discretion for an additional twenty-year term, with BKC's approval, provided that among other things, the restaurant meets the current Burger King image standard and the Company is not in default under terms of the franchise agreement. In addition to the initial franchise fee, the Company generally pays BKC a monthly royalty at a rate of 4.5% of sales. Royalty expense was $10.1 million and $9.2 million in the three months ended October 2, 2016 and September 27, 2015, respectively, and was $29.7 million and $26.5 million in the nine months ended October 2, 2016 and September 27, 2015, respectively.
The Company is also generally required to contribute 4% of restaurant sales from its restaurants to an advertising fund utilized by BKC for its advertising, promotional programs and public relations activities, and additional amounts for participation in local advertising campaigns in markets that approve such additional spending. Advertising expense related to BKC was $10.5 million and $8.1 million in the three months ended October 2, 2016 and September 27, 2015, respectively, and was $30.0 million and $23.5 million in the nine months ended October 2, 2016 and September 27, 2015, respectively.
As of October 2, 2016, the Company leased 285 of its restaurant locations from BKC and for 157 of these locations the terms and conditions of the lease with BKC are identical to those between BKC and the third-party lessor. Aggregate rent related to BKC leases for the three months ended October 2, 2016 and September 27, 2015 was $7.2 million and $7.0 million, respectively, and was $21.7 million and $21.4 million in the nine months ended October 2, 2016 and September 27, 2015, respectively. The Company believes the related party lease terms have not been significantly affected by the fact that the Company and BKC are deemed related parties.
As of October 2, 2016, the Company owed BKC $0.4 million associated with its purchase of the ROFR and $6.5 million related to the payment of advertising, royalties and rent, which is remitted on a monthly basis.
12. Net Income (Loss) per Share
The Company applies the two-class method to calculate and present net income (loss) per share. The Company's non-vested share awards and Series A Convertible Preferred Stock issued to BKC contain non-forfeitable rights to dividends and are considered participating securities for purposes of computing net income (loss) per share pursuant

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars except share and per share amounts)

to the two-class method. Under the two-class method, net earnings are reduced by the amount of dividends declared (whether paid or unpaid) and the remaining undistributed earnings are then allocated to common stock and participating securities, based on their respective rights to receive dividends. As the Company incurred a net loss for the nine months ended September 27, 2015 and losses are not allocated to participating securities under the two-class method, such method is not applicable for the aforementioned interim reporting period.
Basic net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding for the reporting period. Diluted net income (loss) per share reflects additional shares of common stock outstanding, where applicable, calculated using the treasury stock method or the two-class method.
The following table sets forth the calculation of basic and diluted net income (loss) per share:

	Three Months Ended		Nine Months Ended
	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
Basic net income (loss) per share:
Net income (loss)	$4,489	$7,239	$16,010	$(7,014)
Less: Income attributable to non-vested shares	(60)	(80)	(240)	—
Less: Income attributable to preferred stock	(934)	(1,517)	(3,332)	—
Net income (loss) available to common stockholders	$3,495	$5,642	$12,438	$(7,014)
Weighted average common shares outstanding	35,237,053	35,009,656	35,152,091	34,930,326
Basic net income (loss) per share	$0.10	$0.16	$0.35	$(0.20)
Diluted net income (loss) per share:
Net income (loss)	$4,489	$7,239	$16,010	$(7,014)
Shares used in computing basic net income (loss) per share	35,237,053	35,009,656	35,152,091	34,930,326
Dilutive effect of preferred stock and non-vested shares	9,618,725	9,668,858	9,740,097	—
Shares used in computing diluted net income (loss) per share	44,855,778	44,678,514	44,892,188	34,930,326
Diluted net income (loss) per share (1)	$0.10	$0.16	$0.35	$(0.20)
Shares excluded from diluted net income (loss) per share computations (2)	—	—	—	9,886,530

(1)
Diluted net income (loss) per share is equal to basic net income (loss) per share for the periods presented due to the allocation of earnings to participating securities under the two-class method of calculating basic net income (loss) per share causing basic net income (loss) per share to be lower than diluted net income (loss) per share calculated under the treasury-stock method.

(2)	Shares issuable upon conversion of preferred stock and non-vested shares were excluded from the computation of diluted net income (loss) per share because their effect would have been anti-dilutive.
13. Other Expense (Income)
In the nine months ended October 2, 2016, the Company recorded a gain $0.5 million related to a settlement for a partial condemnation on one of its operating restaurant properties, a gain of $0.5 million related to an insurance

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars except share and per share amounts)

recovery from a fire at one of its restaurants and expense of $1.85 million related to the settlement of litigation with its former Chairman and CEO, as indicated in Note 10.

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
We use a 52-53 week fiscal year ending on the Sunday closest to December 31. The three and nine months ended October 2, 2016 and September 27, 2015 each contained thirteen and thirty-nine weeks, respectively. Our fiscal year ending January 1, 2017 will contain 52 weeks and our fiscal year ended January 3, 2016 contained 53 weeks.
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
Results from Operations—an analysis of our results of operations for the three and nine months ended October 2, 2016 compared to the three and nine months ended September 27, 2015 including a review of material items and known trends and uncertainties.
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

Company Overview
We are one of the largest restaurant companies in the United States and have been operating restaurants for more than 55 years. We are the largest Burger King® franchisee in the United States, based on number of restaurants, and have operated Burger King restaurants since 1976. As of October 2, 2016, our restaurant operations consisted of 734 franchised Burger King restaurants in 16 states.
In 2012, as part of an acquisition of restaurants from Burger King Corporation ("BKC") we were assigned BKC's right of first refusal on franchisee restaurant sales in 20 states (the "ROFR"). In the first nine months of 2016 we acquired 29 restaurants, twelve in the Scranton-Wilkes Barre, Pennsylvania market, ten in the Detroit, Michigan market and seven in the Portland, Maine market. During the year ended January 3, 2016 we acquired 55 restaurants in eight separate transactions and during the year ended December 28, 2014 we acquired 123 restaurants in five separate transactions.
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

•
Restaurant wages and related expenses include all restaurant management and hourly productive labor costs and related benefits, employer payroll taxes and restaurant-level bonuses. Payroll and related benefits are subject to inflation, including minimum wage increases, increases in the annual salary amount for employees to be exempt from receiving overtime pay and increased costs for health insurance, workers’ compensation insurance and federal and state unemployment insurance.

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

•
Advertising expense includes advertising payments to BKC based on a percentage of sales as required under our franchise and operating agreements and additional marketing and promotional expenses in certain of our markets.

•
General and administrative expenses are comprised primarily of (1) salaries and expenses associated with corporate and administrative functions that support the development, growth and operations of our restaurants, (2) legal, auditing and other professional fees, (3) acquisition costs and (4) stock-based compensation expense.

•
EBITDA, Adjusted EBITDA, Restaurant-Level EBITDA and Adjusted net income. EBITDA, Adjusted EBITDA, Restaurant-Level EBITDA and Adjusted net income are non-GAAP financial measures. EBITDA represents net income or loss, before provision or benefit for income taxes, interest expense and depreciation and amortization. Adjusted EBITDA represents EBITDA as adjusted to exclude impairment and other lease charges, acquisition costs, loss on extinguishment of debt, stock compensation expense and non-recurring income or expense. Restaurant-Level EBITDA represents income or loss from operations adjusted to exclude general and administrative expenses, depreciation and amortization, impairment and other lease charges and other income and expense. Adjusted net income represents net income or loss adjusted to exclude loss on extinguishment of debt, impairment and other lease charges, acquisition costs and non-recurring income and expense. These adjustments for all periods in 2016 and 2015 are not net of tax due to the valuation allowance required on all of our deferred income tax assets.
We are presenting Adjusted EBITDA, Restaurant-Level EBITDA and Adjusted net income because we believe that they provide a more meaningful comparison than EBITDA and net income or loss of our core business operating results, as well as with those of other similar companies. Additionally, we present Restaurant-Level EBITDA because it excludes the impact of general and administrative expenses and other income and expense which are not directly related to restaurant operations. Management believes that Adjusted EBITDA, Restaurant-Level EBITDA and Adjusted net income, when viewed with our results of operations in accordance with GAAP and the accompanying reconciliations on page 30, provide useful information about operating performance and period-over-period growth, and provide additional information that is useful for evaluating the operating performance of our core business without regard to potential distortions. Additionally, management believes that Adjusted EBITDA and Restaurant-Level EBITDA permit investors to gain an understanding of the factors and trends affecting our ongoing cash earnings, from which capital investments are made and debt is serviced.
However, EBITDA, Adjusted EBITDA, Restaurant-Level EBITDA and Adjusted net income are not measures of financial performance or liquidity under GAAP and, accordingly, should not be considered as alternatives to net income or loss, income or loss from operations or cash flow from operating activities as indicators of operating performance or liquidity. Also, these measures may not be comparable to similarly titled captions of other companies. For a reconciliation between net income or loss to EBITDA, Adjusted EBITDA and Adjusted net income and the reconciliation of income or loss from operations to Restaurant-Level EBITDA, see page 30.
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

•
Impairment and other lease charges are determined through our assessment of the recoverability of property and equipment and intangible assets by determining whether the carrying value of these assets can be recovered over their respective remaining lives through undiscounted future operating cash flows. A potential impairment charge is evaluated whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable. Losses on sale-leaseback transactions are recognized when they are incurred. Lease charges are recorded for our obligations under the related leases for closed locations net of estimated sublease recoveries.

•
Interest expense consists primarily of interest expense associated with our $200.0 million of 8% Senior Secured Second Lien Notes due 2022 (the "8% Notes"), amortization of deferred financing costs and interest on revolving credit borrowings under our senior secured credit facility.

Recent and Future Events Affecting our Results of Operations
Burger King Restaurant Acquisitions
From the beginning of 2015 through October 2, 2016, we have acquired 84 restaurants from other franchisees in the following transactions ($ in thousands):

Closing Date		Number of Restaurants	Purchase Price	Number of Fee-Owned Restaurants	Market Location
2015 Acquisitions:
March 31, 2015		4	$794		Northern Vermont
August 4, 2015		5	663		Charlotte, North Carolina
October 1, 2015	(1)	5	5,044	1	Wheeling, West Virginia
October 20, 2015		1	709		Kalamazoo, Michigan
November 17, 2015		2	618		Evansville, Indiana
November 17, 2015	(1)	6	10,945	5	Evansville, Indiana
December 1, 2015	(1)	23	26,175	10	Detroit, Michigan
December 8, 2015		9	7,802		Northern New Jersey
		55	52,750	16
2016 Acquisitions:
February 23, 2016	(1)	12	7,127		Scranton/Wilkes-Barre, Pennsylvania
May 25, 2016		6	12,080	5	Detroit, Michigan
July 14, 2016	(1)	4	5,445	3	Detroit, Michigan
August 23, 2016		7	8,755	6	Portland, Maine
		29	33,407	14
		84	$86,157	30

(1)	Acquisitions resulting from the exercise of our ROFR.
The 2015 and 2016 acquisitions included the purchase of 30 fee-owned properties of which three were sold in sale-leaseback transactions in 2015 for net proceeds of $4.3 million and an additional seventeen properties were sold in sale-leaseback transactions in the first nine months of 2016 for net proceeds of $24.9 million. Eight of the remaining fee-owned restaurants valued at $10.3 million are expected to be sold in sale-leaseback transactions during the remainder of 2016, although there can be no assurance that such transactions will be completed in 2016 or at all.

The unaudited pro forma impact on the results of operations for the 2015 and 2016 acquisitions is included below. The unaudited pro forma results of operations are not necessarily indicative of the results that would have occurred had the acquisitions been consummated at the beginning of the period presented, nor are they necessarily indicative of any future consolidated operating results. Acquisition costs of $0.5 million and $0.1 million for the three months ended October 2, 2016 and September 27, 2015, respectively, and $1.1 million and $0.3 million for the nine months ended October 2, 2016 and September 27, 2015, respectively, are excluded from income from operations below. The following table summarizes certain unaudited pro forma financial information related to our operating results for the three and nine months ended October 2, 2016 and September 27, 2015 (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
Restaurant sales	$240,370	$244,845	$716,008	$709,171
Income from operations	$9,510	$14,217	$31,306	$25,934
Adjusted EBITDA	$22,783	$25,375	$70,311	$61,918
2016 Capital Expenditures and Remodeling Commitment with BKC
On December 17, 2015, we and BKC entered into the Second Amendment to Operating Agreement (the "Amendment"), which amended the operating agreement and a subsequent amendment to the operating agreement, previously entered into between us and BKC in connection with an acquisition of restaurants from BKC in 2012. As amended, the operating agreement requires that we will remodel to BKC's current 20/20 image a cumulative total of 455 restaurants by December 31, 2016. As of October 2, 2016 we had remodeled a total of 447 restaurants associated with this requirement. In addition, under a separate agreement we have agreed to remodel 46 of the restaurants acquired in 2014 over a five year period ending in 2018 and at October 2, 2016 we had remodeled a total of 27 restaurants associated with this agreement. At October 2, 2016 we had 521 restaurants with the 20/20 restaurant image including restaurants we have acquired.
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
In 2016, we anticipate that total capital expenditures will range from $90 million to $95 million although the actual amount of capital expenditures may differ from these estimates. Capital expenditures in 2016 include remodeling approximately 85 restaurants to the BKC 20/20 image standard at an approximate average cost of $480,000 per restaurant, rebuilding four restaurants and the construction of six new restaurants (all of which will be relocations within their respective markets) at an average cost of $1,200,000 per restaurant, which excludes $2.7 million of expenditures for land. Capital expenditures in 2016 also include approximately $4 million to $5 million for the replacement of certain restaurant-level back of house systems and kitchen equipment and other BKC restaurant initiatives. Expenditures also include approximately $11 million to $12 million for ongoing restaurant maintenance capital expenditures, $2 million for the purchase on new point-of-sale systems for the restaurants we have or will acquire and the carryover of approximately $13 million in 2016 for 2015 remodeling projects that spanned two fiscal years. We will review on an ongoing basis our future remodel and development plans in relation to our available capital resources and alternate investment opportunities.
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
At October 2, 2016 our LIBOR Rate margin was 2.75% and the Alternate Base Rate margin was 1.75%.
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
In the first nine months of 2016 we closed one restaurant, excluding two restaurants relocated within their respective markets. In 2015, we closed 23 restaurants and sold one restaurant. We may incur lease charges in the future from closures of underperforming restaurants prior to the expiration of their lease term. We currently anticipate that for all of 2016 we will close eight restaurants, which includes seven restaurants whose franchise agreements expire at the end of our fiscal year and excludes restaurants relocated within their market area. Our determination of whether to close restaurants in the future is subject to further evaluation and may change.
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
At October 2, 2016, we determined a valuation allowance was still needed. During the three and nine months ended October 2, 2016, the total valuation allowance increased $0.5 million and decreased $1.9 million, respectively. At October 2, 2016, our valuation allowance on all of our net deferred tax assets was $28.5 million.
We believe that it is likely that our Federal net operating loss carryforwards, included in our deferred tax assets, will be utilized in the future as they do not begin to expire until 2033, although no assurance of this can be provided. However, the valuation allowance on our net deferred tax assets is required based on the relevant accounting literature which does not permit us to consider our projection of future taxable income as more persuasive evidence than our recent operating losses over the past three years when assessing recoverability. As of October 2, 2016, we had federal net operating loss carryforwards of approximately $53.5 million.
As a result of the valuation allowance on all of our net deferred tax assets, we recorded no provision or benefit for income taxes in the first nine months of 2016 or the first nine months of 2015. We will continue to monitor and evaluate the positive and negative evidence considered in arriving at the above conclusion, in order to assess whether such conclusion remains appropriate in future periods, given our current operating results in 2016.

Regulatory Changes Affecting Labor Costs
Certain of the states and municipalities in which we operate have increased their minimum wage rates for 2016 and in many cases have also approved additional increases for future periods. Most notably, New York State has increased the minimum wage applicable to our business to $9.75 an hour in 2016 (from $8.75 an hour in 2015) with subsequent annual increases ($10.75 in 2017) reaching $15.00 an hour by July 1, 2021. Beginning for 2015, we are receiving a New York State minimum wage tax credit subsidy that is partially offsetting these additional costs for our employees who are 19 and under and also in college or high school. The credit diminishes over the next few years but currently totals approximately $500,000 per year. We had 132 restaurants in New York State at October 2, 2016. We typically attempt to offset the effects of wage inflation, at least in part, through periodic menu price increases. However, no assurance can be given that we will be able to offset these wage increases in the future.
In 2016 the Department of Labor issued a rule, effective December 1, 2016, which amended the minimum wage and overtime pay protections of the Fair Labor Standards Act and significantly increased the annual salary level of an employee to be considered exempt from being an hourly employee to $47,476 from $23,660. The rule also establishes a mechanism for automatically updating this salary level every three years and primarily affects our restaurant managers which we intend to convert to be paid on an hourly basis. We are currently evaluating how much additional labor costs we will incur for overtime for our current salaried employees currently under the new exempt salary level.

Results of Operations
Three Months Ended October 2, 2016 Compared to Three Months Ended September 27, 2015
The following table sets forth, for the three months ended October 2, 2016 and September 27, 2015, selected operating results as a percentage of total restaurant sales:

	Three Months Ended
	October 2, 2016	September 27, 2015
Costs and expenses (all restaurants):
Cost of sales	26.7%	27.9%
Restaurant wages and related expenses	31.7%	30.8%
Restaurant rent expense	6.7%	6.5%
Other restaurant operating expenses	15.7%	15.7%
Advertising expense	4.5%	3.8%
General and administrative	5.4%	5.4%
Since the beginning of the third quarter of 2015, we have acquired 80 restaurants, opened three new restaurants that were relocations within their market area, and closed four restaurants (excluding relocations).
Restaurant Sales. Total restaurant sales in the third quarter of 2016 increased 9.7% to $238.9 million from $217.7 million in the third quarter of 2015. Comparable restaurant sales were flat as an increase in average check of 2.3% was offset by a decrease in customer traffic of 2.3%. Comparable restaurant sales increased 6.5% in the third quarter of 2015. The effect in the third quarter of 2016 from menu price increases taken since the beginning of 2015 was approximately 2.8%. Sales in the third quarter of 2016 were $176.2 million for our legacy restaurants and $62.7 million for our acquired restaurants.
Operating Costs and Expenses (percentages stated as a percentage of total restaurant sales). Cost of sales decreased to 26.7% in the third quarter of 2016 from 27.9% in the third quarter of 2015 due primarily to lower commodity costs (1.1%), which included an 11% decrease in beef prices compared to the prior year period, the effect of menu price increases (0.8%) and improvements in restaurant-level food and cash controls at our legacy and acquired restaurants, partially offset by higher promotional discounting.

Restaurant wages and related expenses increased to 31.7% in the third quarter of 2016 from 30.8% in the third quarter of 2015 due primarily to the effect of hourly labor rate increases on flat comparable restaurant sales and the deleveraging of fixed management wages (1.2%), partially offset by lower restaurant-level incentive bonuses (0.3%).
Other restaurant operating expenses were 15.7% in both the third quarter of 2016 and the third quarter of 2015.
Advertising expense increased to 4.5% in the third quarter of 2016 from 3.8% in the third quarter of 2015 due to the expiration of advertising credits at the end of 2015 that were associated with 2012 BKC restaurant equipment initiatives and an increase in local advertising in certain of our markets that began in the first quarter of 2016.
Restaurant rent expense was 6.7% in both the third quarter of 2016 and the third quarter of 2015.
Restaurant-Level EBITDA. As a result of the factors discussed above and the acquisition of 80 restaurants since the beginning of the third quarter of 2015, Restaurant-Level EBITDA increased $1.5 million, or 4.4%, to $34.8 million in the third quarter of 2016, however as a percentage of total restaurant sales, decreased to 14.6% in the third quarter of 2016 from 15.3% in the prior year period. For a reconciliation between Restaurant-Level EBITDA and income from operations see page 30.

	Three Months Ended
	October 2, 2016	% (1)	September 27, 2015	% (1)
	(in thousands of dollars)
Restaurant Sales:
Legacy restaurants	$176,215		$178,243
Acquired restaurants	62,655		39,433
Total	$238,870		$217,676

Restaurant-Level EBITDA:
Legacy restaurants	$27,277	15.5%	$28,765	16.1%
Acquired restaurants	7,527	12.0%	4,564	11.6%
Total	$34,804	14.6%	$33,329	15.3%
(1) Restaurant-Level EBITDA margin is calculated as a percentage of restaurant sales for each respective group of restaurants.
Restaurant-Level EBITDA margin decreased 0.6% for our legacy restaurants due to flat comparable restaurant sales in conjunction with higher labor and advertising costs, partially offset by lower beef and other commodity prices and lower restaurant-level incentive bonuses.
Comparable restaurant sales for our acquired restaurants increased 0.4% in the third quarter of 2016. Restaurant-Level EBITDA margin increased 0.4% for our acquired restaurants due to higher average unit sales volumes at the restaurants we acquired in the fourth quarter of 2015 and 2016, relative to our 2014 acquisitions. This was partially offset by the similar expense factors mentioned above. Restaurant-Level EBITDA margin for our acquired restaurants was lower in the third quarter of 2016 compared to our legacy restaurants due primarily to the effect of lower average restaurant sales volumes on fixed labor and operating costs, including rent and utility costs, and higher repairs and maintenance expenses related to deferred maintenance prior to our ownership.
General and Administrative Expenses. General and administrative expenses increased $1.2 million in the third quarter of 2016 to $13.0 million, and as a percentage of total restaurant sales, was 5.4% in both periods. The increase in total general and administrative expenses was due primarily to incremental district manager salaries and travel costs and restaurant manager training costs related to the fourth quarter 2015 and 2016 acquisitions and higher acquisition costs of $0.4 million, partially offset by lower administrative bonus accruals of $0.7 million.
Adjusted EBITDA. As a result of the factors above, Adjusted EBITDA increased 3.2% to $22.7 million in the third quarter of 2016 from $22.0 million in the third quarter of 2015, and, as a percentage of total restaurant sales, decreased to 9.5% in the third quarter of 2016 from 10.1% in the prior year period. For a reconciliation between net income (loss) and EBITDA and Adjusted EBITDA see page 30.
Depreciation and Amortization Expense. Depreciation and amortization expense increased $2.7 million to $12.1 million in the third quarter of 2016 from $9.4 million in the third quarter of 2015 due primarily to our ongoing remodeling initiatives and our acquisition of restaurants in the fourth quarter of 2015 and 2016.
Impairment and Other Lease Charges. Impairment and other lease charges were $0.7 million in the third quarter of 2016 due primarily to capital expenditures at previously impaired restaurants of $0.2 million and a loss of $0.3 million from the sale-leaseback of a restaurant property.
Interest Expense. Interest expense increased slightly to $4.6 million in the third quarter of 2016 from $4.5 million in the third quarter of 2015. The weighted average interest rate on our long-term debt, excluding lease financing obligations, was 7.96% in the third quarter of 2016 and 8.00% in the third quarter of 2015.
Provision (Benefit) for Income Taxes. Due to the valuation allowance on all of our net deferred income tax assets discussed above, we did not record any provision or benefit for income taxes in the third quarter of 2016 and the third quarter of 2015.
Net Income (Loss). As a result of the above, net income for the third quarter of 2016 was $4.5 million, or $0.10 per diluted share, compared to net income in the third quarter of 2015 of $7.2 million, or $0.16 per diluted share.
Nine Months Ended October 2, 2016 Compared to Nine Months Ended September 27, 2015
The following table sets forth, for the nine months ended October 2, 2016 and September 27, 2015, selected operating results as a percentage of total restaurant sales:

	Nine Months Ended
	October 2, 2016	September 27, 2015
Costs and expenses (all restaurants):
Cost of sales	26.3%	28.3%
Restaurant wages and related expenses	31.5%	31.3%
Restaurant rent expense	6.8%	6.8%
Other restaurant operating expenses	15.7%	15.9%
Advertising expense	4.4%	3.7%
General and administrative	5.8%	5.8%
Since the beginning of 2015, we acquired 84 restaurants, opened three new restaurants that were relocations within their market area, closed 24 restaurants (excluding relocations) and sold one restaurant.
Restaurant Sales. Total restaurant sales in the first nine months of 2016 increased 11.6% to $702.8 million from $629.9 million in the first nine months of 2015. Comparable restaurant sales increased 2.0% in the first nine months of 2016 due to an increase in average check of 2.5% offset by a decrease in customer traffic of 0.5%. Comparable restaurant sales increased 8.4% in the first nine months of 2015. The effect in the first nine months of 2016 from menu price increases taken since the beginning of 2015 was approximately 2.7%. Sales in the first nine months of 2016 were $526.2 million for our legacy restaurants and $176.6 million for our acquired restaurants.
Operating Costs and Expenses (percentages stated as a percentage of total restaurant sales). Cost of sales decreased to 26.3% in the first nine months of 2016 from 28.3% in the first nine months of 2015 due primarily to lower commodity prices (1.3%), which included a 17% decrease in beef prices compared to the prior year period, the effect of menu price increases (0.8%) and improvements in restaurant-level food and cash controls at our legacy and acquired restaurants (0.2%), partially offset by higher promotional discounting.

Restaurant wages and related expenses increased to 31.5% in the first nine months of 2016 from 31.3% in the first nine months of 2015 due primarily to higher hourly labor rates partially offset by lower restaurant-level incentive bonuses (0.2%) and lower unemployment taxes.
Other restaurant operating expenses decreased to 15.7% in the first nine months of 2016 from 15.9% in the first nine months of 2015 due primarily to lower utility costs and lower repair and maintenance expenses.
Advertising expense increased to 4.4% in the first nine months of 2016 from 3.7% in the first nine months of 2015 due to the expiration of advertising credits at the end of 2015 that were associated with 2012 BKC restaurant equipment initiatives and an increase in local advertising in certain of our markets that began in March 2016. We currently anticipate advertising expenditures for all of 2016 to be approximately 4.3%.
Restaurant rent expense was 6.8% in both the first nine months of 2016 and the first nine months of 2015.
Restaurant-Level EBITDA. As a result of the factors above and the acquisition of 84 restaurants since the beginning of 2015, Restaurant-Level EBITDA increased $19.3 million, or 22.0%, to $107.0 million in the first nine months of 2016, and, as a percentage of total restaurant sales, increased to 15.2% in the first nine months of 2016 from 13.9% in the prior year period. For a reconciliation between Restaurant-Level EBITDA and income from operations see page 30.

	Nine Months Ended
	October 2, 2016	% (1)	September 27, 2015	% (1)
	(in thousands of dollars)
Restaurant Sales:
Legacy restaurants	$526,183		$519,138
Acquired restaurants	176,574		110,810
Total	$702,757		$629,948

Restaurant-Level EBITDA:
Legacy restaurants	$84,877	16.1%	$76,464	14.7%
Acquired restaurants	22,150	12.5%	11,268	10.2%
Total	$107,027	15.2%	$87,732	13.9%
(1) Restaurant-Level EBITDA margin is calculated as a percentage of restaurant sales for each respective group of restaurants.
Restaurant-Level EBITDA margin increased 1.4% for our legacy restaurants due primarily to a comparable restaurant sales increase in the first nine months of 2016 of 2.1%, lower beef prices and lower utility costs, partially offset by higher advertising costs as discussed above. Restaurant-Level EBITDA margin increased 2.3% for our acquired restaurants due to similar factors including a comparable restaurant sales increase of 1.7% in the first nine months of 2016 (primarily our 2014 acquisitions), higher vendor rebates, lower repairs and maintenance expenses compared to the prior year period and higher average unit sales volumes at the restaurants we acquired in 2015, relative to our 2014 acquisitions. Restaurant-Level EBITDA margin for our acquired restaurants was lower in the first nine months of 2016 compared to our legacy restaurants due primarily to the effect of lower average restaurant sales volumes on fixed operating expenses, including fixed labor costs, rent and utility costs.
General and Administrative Expenses. General and administrative expenses increased $4.3 million in the first nine months of 2016 to $40.6 million and, as a percentage of total restaurant sales, were 5.8% in both periods. The increase in total general and administrative expenses was due primarily to additional district manager salaries and travel costs and restaurant manager training costs related to the 2015 and 2016 acquisitions, higher acquisition costs of $0.8 million and higher stock-based compensation expense of $0.6 million partially offset by lower administrative bonus accruals of $1.1 million.

Adjusted EBITDA. As a result of the factors above, Adjusted EBITDA increased 30.4% to $69.1 million in the first nine months of 2016 from $53.0 million in the first nine months of 2015. For a reconciliation between net income (loss) and EBITDA and Adjusted EBITDA see page 30.
Depreciation and Amortization Expense. Depreciation and amortization expense increased to $34.6 million in the first nine months of 2016 from $29.2 million in the first nine months of 2015 due primarily to our ongoing remodeling initiatives and our acquisition of restaurants in 2015 and 2016.
Impairment and Other Lease Charges. Impairment and other lease charges were $1.2 million in the first nine months 2016 due primarily to capital expenditures at previously impaired restaurants and a loss of $0.3 million from the sale-leaseback of a restaurant property.
Other Income and Expense. In the first nine months of 2016 we had a gain of $0.5 million related to a settlement for a partial condemnation on one of our operating restaurant properties, a gain of $0.5 million related to an insurance recovery from a fire at one of our restaurants and expense of $1.9 million related to a litigation settlement with our former Chairman and CEO.
Interest Expense. Interest expense decreased to $13.6 million in the first nine months of 2016 from $14.0 million in the first nine months of 2015 due to our refinancing in the second quarter of 2015 discussed above. The weighted average interest rate on our long-term debt, excluding lease financing obligations, decreased to 7.99% in the first nine months of 2016 from 9.27% in the first nine months of 2015.
Provision (Benefit) for Income Taxes. Due to the valuation allowance on all of our net deferred income tax assets discussed above, we did not record any provision or benefit for income taxes in the first nine months of 2016 and 2015.
Net Income (Loss). As a result of the above, net income for first nine months of 2016 was $16.0 million, or $0.35 per diluted share, compared to a net loss in first nine months of 2015 of $7.0 million, or $0.20 per diluted share.

Reconciliations of net income (loss) to EBITDA, Adjusted EBITDA and Adjusted net income and income from operations to Restaurant-Level EBITDA for three and nine months ended October 2, 2016 and September 27, 2015 are as follows (in thousands, except for per share data):

	Three Months Ended		Nine Months Ended
Reconciliation of EBITDA and Adjusted EBITDA:	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
Net income (loss)	$4,489	$7,239	$16,010	$(7,014)
Provision (benefit) for income taxes	—	—	—	—
Interest expense	4,560	4,512	13,615	14,026
Depreciation and amortization	12,070	9,418	34,613	29,216
EBITDA	21,119	21,169	64,238	36,228
Impairment and other lease charges	685	396	1,193	2,732
Acquisition costs (1)	453	79	1,091	339
Gain on partial condemnation and fire (2)	—	—	(906)	—
Litigation settlement (3)	—	—	1,850	—
Stock-based compensation expense	456	367	1,627	1,071
Loss on extinguishment of debt	—	—	—	12,635
Adjusted EBITDA	$22,713	$22,011	$69,093	$53,005

Reconciliation of Restaurant-Level EBITDA:
Income from operations	$9,049	$11,751	$29,625	$19,647
Add:
General and administrative expenses	13,000	11,764	40,561	36,263
Depreciation and amortization	12,070	9,418	34,613	29,216
Impairment and other lease charges	685	396	1,193	2,732
Other expense (income)	—	—	1,035	(126)
Restaurant-Level EBITDA	$34,804	$33,329	$107,027	$87,732

Reconciliation of Adjusted net income:
Net income (loss)	$4,489	$7,239	$16,010	$(7,014)
Add:
Loss on extinguishment of debt	—	—	—	12,635
Impairment and other lease charges	685	396	1,193	2,732
Gain on partial condemnation and fire (2)	—	—	(906)	—
Litigation settlement (3)	—	—	1,850	—
Acquisition costs (1)	453	79	1,091	339
Adjusted net income	$5,627	$7,714	$19,238	$8,692
Adjusted diluted net earnings per share (4)	$0.13	$0.17	$0.43	$0.19

(1)
Acquisition costs for the periods presented include primarily legal and professional fees incurred in connection with the 2015 and 2016 acquisitions, which were included in general and administrative expense.

(2)
Other (income) expense for the nine months October 2, 2016 includes a gain of $0.5 million related to an insurance recovery from a fire at one of our restaurants and a gain of $0.5 million related to a settlement for a partial condemnation on one of our operating restaurant properties.

(3)	Other (income) expense includes an expense of $1.85 million from a litigation settlement with our former Chairman and CEO.

(4)	Adjusted diluted net earnings per share is calculated based on Adjusted net income and the dilutive weighted average common shares outstanding for the respective periods.
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
Operating Activities. Net cash provided from operating activities in the first nine months of 2016 decreased to $50.8 million from $55.6 million in the first nine months of 2015 due primarily to a decrease in cash from changes in the components of net working capital of $19.8 million offset by an increase in Adjusted EBITDA of $16.1 million.
Investing Activities. Net cash used for investing activities in the first nine months of 2016 and 2015 was $72.3 million and $39.1 million, respectively.
As discussed above, in the first nine months of 2016 we acquired 29 restaurants in four transactions for a total cash purchase price of $33.4 million and in the first nine months of 2015 we acquired nine restaurants for a total cash purchase price of $1.5 million.
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

The following table sets forth our capital expenditures for the periods presented (in thousands of dollars):

Nine Months Ended October 2, 2016
New restaurant development	$5,857
Restaurant remodeling	45,312
Other restaurant capital expenditures	12,037
Corporate and restaurant information systems	2,181
Total capital expenditures	$65,387
Number of new restaurant openings including relocations	3
Nine Months Ended September 27, 2015
New restaurant development	$556
Restaurant remodeling	27,807
Other restaurant capital expenditures	7,367
Corporate and restaurant information systems	1,801
Total capital expenditures	$37,531
Number of new restaurant openings including relocations	—
Investing activities in the first nine months of 2016 and 2015 also included proceeds from sale-leaseback transactions of $29.4 million and $3.1 million, respectively, and in the first nine months of 2016 insurance proceeds of $1.2 million related to fires at two of our restaurants.
Investing activities in the first nine months of 2016 and 2015 also included the purchase of certain operating restaurant properties to be sold in sale-leaseback transactions of $4.1 million and $3.6 million, respectively.
Financing Activities. Net cash provided from financing activities in the first nine months of 2016 was $9.3 million due primarily to net revolving credit borrowings of $10.5 million offset by principal payments on capital leases of $1.1 million. Net cash provided from financing activities in the first nine months of 2015 was $34.1 million due primarily to the refinancing in the second quarter of 2015 discussed above.
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
At October 2, 2016 there were revolving credit borrowings of $10.5 million outstanding under the senior credit facility. After reserving $13.4 million for letters of credit issued under the senior credit facility for workers’ compensation and other insurance policies, $31.1 million was available for revolving credit borrowings at October 2, 2016.
Borrowings under the senior credit facility bear interest at a rate per annum, at our option, of:
(i) the Alternate Base Rate plus the applicable margin of 1.75% to 2.75% based on the our Adjusted Leverage Ratio, or
(ii) the LIBOR Rate plus the applicable margin of 2.75% to 3.75% based on the our Adjusted Leverage Ratio (all terms as defined under the senior credit facility).
At October 2, 2016 our LIBOR Rate margin was 2.75% and the Alternate Base Rate margin was 1.75% based on our Adjusted Leverage Ratio at the end of the second quarter of 2016.
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
The senior credit facility contains certain covenants, including without limitation, those limiting our and our subsidiaries' ability to, among other things, incur indebtedness, incur liens, sell or acquire assets or businesses, change the character of our business in all material respects, engage in transactions with related parties, make certain investments, make certain restricted payments or pay dividends. In addition, the senior credit facility requires us to meet certain financial ratios, including a Fixed Charge Coverage Ratio, Adjusted Leverage Ratio and First Lien Leverage Ratio (all as defined under the senior credit facility). We were in compliance with the covenants under our senior credit facility at October 2, 2016.
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

Contractual Obligations
A table of our contractual obligations as of January 3, 2016 was included in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended January 3, 2016. There have been no significant changes to our contractual obligations during the nine months ended October 2, 2016.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements other than our operating leases, which are primarily for our restaurant properties and not recorded on our consolidated balance sheet.
Inflation
The inflationary factors that have historically affected our results of operations include increases in food and paper costs, labor and other operating expenses, the cost of providing medical and prescription drug insurance to our employees and energy costs. Wages paid in our restaurants are impacted by changes in the Federal and state hourly minimum wage rates and the Fair Labor Standards Act. Accordingly, changes in the Federal and state hourly minimum wage rates and increases in the wage level to not be considered an hourly employee will directly affect our labor costs. We typically attempt to offset the effect of inflation, at least in part, through periodic menu price increases and various cost reduction programs. However, no assurance can be given that we will be able to offset such inflationary cost increases in the future.
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
A 1% change in interest rates would have resulted in a nominal change to interest expense for the nine months ended October 2, 2016 and no change in the nine months ended September 27, 2015.
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
Evaluation of Disclosure Controls and Procedures. We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 2, 2016.
No change occurred in our internal control over financial reporting during the third quarter of 2016 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
On August 21, 2012 Alan Vituli, our former chairman and chief executive officer, filed an action in the Superior Court of the State of Delaware ( the “Court”) against us and Carrols. On July 29, 2016, the Company, Carrols, and Mr. Vituli agreed to fully resolve all of Mr. Vituli’s claims in the lawsuit for a total payment by us of $2.0 million, which was paid on September 15, 2016. Upon execution of releases and payment of the settlement amount, the litigation was dismissed.
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

CARROLS RESTAURANT GROUP, INC.

Date: November 9, 2016	/s/ Daniel T. Accordino
(Signature)
Daniel T. Accordino Chief Executive Officer

Date: November 9, 2016	/s/ Paul R. Flanders
(Signature)
Paul R. Flanders Vice President – Chief Financial Officer and Treasurer