Form 10-K
period 2017-01-01
CARROLS RESTAURANT GROUP, INC.
filed 2017-03-07
CIK 809248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 1, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-33174
CARROLS RESTAURANT GROUP, INC.
(Exact name of Registrant as specified in its charter)

Delaware	16-1287774
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

968 James Street, Syracuse, New York	13203
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (315) 424-0513
Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, par value $.01 per share	The NASDAQ Global Market
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes     ☐   No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    Yes    ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of March 3, 2017 Carrols Restaurant Group, Inc. had 36,202,380 shares of its common stock, $.01 par value, outstanding. The aggregate market value of the common stock held by non-affiliates as of July 3, 2016 of Carrols Restaurant Group, Inc. was $421,171,436.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for Carrols Restaurant Group, Inc's 2017 Annual Meeting of Stockholders, which is expected to be filed pursuant to Regulation 14A no later than 120 days after the conclusion of Carrols Restaurant Group, Inc.'s fiscal year ended January 1, 2017 are incorporated by reference into Part III of this annual report.

CARROLS RESTAURANT GROUP, INC.
FORM 10-K
YEAR ENDED JANUARY 1, 2017

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
We refer to our restaurants acquired over the past three years in 2014, 2015 and 2016 as our "acquired restaurants". All of our other restaurants, including restaurants acquired prior to 2014, are referred to as our "legacy restaurants".
We use a 52 or 53 week fiscal year ending on the Sunday closest to December 31. Our fiscal years ended December 30, 2012, December 29, 2013, December 28, 2014 and January 1, 2017 each contained 52 weeks. Our fiscal year ended January 3, 2016 contained 53 weeks.
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

This 2016 Annual Report on Form 10-K contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements that are predictive in nature or that depend upon or refer to future events or conditions are forward-looking statements. Words such as “may”, “might”, “will”, “should”, “anticipate”, “believe”, “expect”, “intend”, “estimate”, “hope”, “plan” or similar expressions are intended to identify such forward-looking statements. In addition, expressions of our strategies, intentions or plans are also forward-looking statements. These statements reflect management's best judgment based on current views with respect to future events and are subject to risks and uncertainties, both known and unknown. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their date. Actual results could differ materially from those stated or implied in these forward-looking statements as a result of a number of factors, included but not limited to, the factors discussed in Item 1A-Risk Factors. We believe important factors that could cause actual results to differ materially from our expectations include the following, in addition to other risks and uncertainties discussed herein:

•	Effectiveness of the Burger King® advertising programs and the overall success of the Burger King brand;

•	Increases in food costs and other commodity costs;

•	Competitive conditions;

•	Our ability to integrate any restaurants we acquire;

•	Regulatory factors;

•	Environmental conditions and regulations;

•	General economic conditions, particularly in the retail sector;

•	Weather conditions;

•	Fuel prices;

•	Significant disruptions in service or supply by any of our suppliers or distributors;

•	Changes in consumer perception of dietary health and food safety;

•	Labor and employment benefit costs, including the effects of minimum wage increases, healthcare reform and changes in the Fair Labor Standards Act;

•	The outcome of pending or future legal claims or proceedings;

•	Our ability to manage our growth and successfully implement our business strategy;

•	Our inability to service our indebtedness;

•	Our borrowing costs and credit ratings, which may be influenced by the credit ratings of our competitors;

•	The availability and terms of necessary or desirable financing or refinancing and other related risks and uncertainties;

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
ITEM 1. BUSINESS
Overview
Our Company
We are one of the largest restaurant companies in the United States and have been operating restaurants for more than 50 years. We are the largest Burger King® franchisee in the United States, based on number of restaurants, and have operated Burger King restaurants since 1976. As of January 1, 2017, we owned and operated 753 Burger King restaurants located in 16 Northeastern, Midwestern and Southeastern states. Burger King restaurants feature the popular flame-broiled Whopper® sandwich, as well as a variety of hamburgers, chicken and other specialty sandwiches, french fries, salads, breakfast items, hot dogs, snacks, smoothies, frappes and other offerings. We believe that our size, seasoned management team, extensive operating infrastructure, experience and proven operating disciplines differentiate us from many of our competitors as well as many other Burger King operators.
According to BKC, as of December 31, 2016 there were a total of 15,738 Burger King restaurants, of which almost all were franchised and 7,387 were located in the United States and Canada. Burger King is the second largest hamburger restaurant chain in the world (as measured by number of restaurants) and we believe that the Burger King brand is one of the world's most recognized consumer brands. Burger King restaurants have a distinctive image and are generally located in high-traffic areas throughout the United States. Burger King restaurants are designed to appeal to a broad spectrum of consumers, with multiple day-part meal segments targeted to different groups of consumers. We believe that the competitive attributes of Burger King restaurants include significant brand recognition, convenience of location, quality, speed of service and price.
Our Burger King restaurants are typically open seven days per week and generally have operating hours ranging from 6:00 am to midnight on Sunday to Wednesday and to 2:00 am on Thursday to Saturday.
Our existing restaurants consist of one of several building types with various seating capacities. Our typical freestanding restaurant contains approximately 2,600 square feet with seating capacity for 60 to 70 customers, has drive-thru service windows and has adjacent parking areas. As of January 1, 2017, almost all of our restaurants were freestanding. We operate our restaurants under franchise agreements with BKC.
Our acquisition of 278 Burger King restaurants on May 30, 2012 from BKC, which we refer to as the "2012 acquisition", included BKC's assignment of its right of first refusal on franchise restaurant transfers in 20 states as follows: Connecticut (except Hartford county), Delaware, Indiana, Kentucky, Maine, Maryland, Massachusetts (except for Middlesex, Norfolk and Suffolk counties), Michigan, New Hampshire, New Jersey, New York (except for Bronx, Kings, Nassau, New York, Queens, Richmond, Suffolk and Westchester counties), North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina, Vermont, Virginia, Washington DC and West Virginia (the "ROFR") pursuant to an operating agreement with BKC dated May 30, 2012, and as amended on January 26, 2015 and December 17, 2015, which we refer to as the "operating agreement". In addition, pursuant to the operating agreement, BKC granted us, on a non-exclusive basis, franchise pre-approval to acquire restaurants from Burger King franchisees in the 20 states covered by the ROFR until we operate 1,000 Burger King restaurants. Newly constructed or acquired restaurants beyond 1,000 or acquisitions in states not subject to the ROFR would be subject to BKC's customary approval process.

The amended operating agreement also required us to remodel 455 Burger King restaurants to BKC's "20/20" restaurant image by December 31, 2016 and at December 31, 2016 we had complied with this remodel requirement.
In 2016, we acquired 56 restaurants in seven separate transactions, in 2015 we acquired 55 Burger King restaurants in eight separate transactions and in 2014 we acquired 123 Burger King restaurants in five separate transactions. On February 28, 2017, we acquired 43 Burger King restaurants located in and around the Cincinnati, Ohio market.
For the fiscal year ended January 1, 2017, our restaurants generated total revenues of $943.6 million and our comparable restaurant sales increased 2.3%. Our average annual restaurant sales for all restaurants were approximately $1,312,000 per restaurant.
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

Strategic Relationship with Burger King Corporation.    We believe that the structure of the 2012 acquisition strengthened our well-established relationship with BKC and has further aligned our common interests to grow our business. We intend to continue to expand by making acquisitions, including acquisitions resulting from the exercise of the ROFR as well as other negotiated acquisitions under our pre-approval rights. The consideration to BKC associated with the 2012 acquisition included an equity interest in Carrols Restaurant Group, which is now approximately 20.6%. Since the 2012 acquisition, two of BKC's senior executives have served on our Board of Directors. Jose Cil, Executive

Vice President and President, Burger King, of Restaurant Brands International Inc., the indirect parent company of BKC, and Alexandre Macedo, BKC's President of North America, currently serve on our board of directors. Our restaurants represent approximately 10.2% of the Burger King locations in North America as of January 1, 2017. We believe that the combination of our rights under the operating agreement, BKC's equity interest and its board level representation will continue to reinforce the alignment of our common interests with BKC for the long term.

Multiple Growth Levers. We believe our historical track record of acquiring and integrating restaurants and our commitment to remodel our restaurants provides multiple avenues to grow our business. With more than 50 years of restaurant operating experience, we have successfully grown our business through acquisitions. We have experienced increases in comparable restaurant sales, increased restaurant-level profitability and improved operating metrics at the restaurants we have acquired in the last four years. In addition, we have remodeled a total of 489 restaurants to BKC’s 20/20 restaurant image as of January 1, 2017 which we believe has improved our guests’ overall experience and increased customer traffic. At January 1, 2017 we had 547 restaurants with the BKC 20/20 image, which includes restaurants converted prior to our acquisition.

Experienced Management Team with a Proven Track Record.    We believe that our senior management team's extensive experience in the restaurant industry and its long and successful history of developing, acquiring, integrating and operating quick-service restaurants provide us with a competitive advantage. Our management team has a successful history of integrating acquired restaurants, and over the past 20 years, we have significantly increased the number of Burger King restaurants we own and operate, largely through acquisitions. Our operations are overseen by our Chief Executive Officer, Dan Accordino, who has over 40 years of Burger King and quick-service restaurant experience and nine Regional Directors that have an average of 27 years of Burger King restaurant experience. Our 107 district managers that have an average tenure of 17 years in the Burger King system support the Regional Directors. Our operations management is further supported by our infrastructure of financial, information systems, real estate, human resources and legal professionals.
Our Business Strategies
Our primary business strategies are as follows:
Selectively Acquire and Develop Additional Burger King Restaurants.   As of January 1, 2017, we operated 753 Burger King restaurants, making us one of the largest Burger King franchisees in the world. We acquired the ROFR in the 2012 acquisition and were granted certain pre-approval rights to acquire additional franchised restaurants and to develop new restaurants. Due to the number of restaurants and franchisees in the Burger King system and our historical success in acquiring and integrating restaurants, we believe that there is considerable opportunity for future growth. There are more than 2,000 Burger King restaurants we do not own in states in which we have the ROFR and pre-approval rights. Furthermore, we believe there are additional Burger King restaurants in states not subject to the ROFR that could be attractive acquisition candidates, subject to BKC's customary approval. We believe that the assignment of the ROFR and the pre-approval to acquire and develop additional restaurants provide us with the opportunity to significantly expand our ownership of Burger King restaurants in the future. On February 28, 2017, we completed the acquisition of 43 restaurants in and around the Cincinnati, Ohio market from a franchisee in a negotiated transaction. While we may evaluate and discuss potential acquisitions of additional restaurants from time to time, we currently have no understandings, commitments or agreements with respect to any material acquisitions. We may be required to obtain additional financing to fund future acquisitions. There can be no assurance that we will be able to obtain additional financing, if necessary, on acceptable terms or at all.
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

•
Products.  The strength of the BKC menu has been built on a distinct flame-grilled cooking platform to make better tasting hamburgers. We believe that BKC intends to continue to optimize the menu by focusing on core products, such as the flagship Whopper® sandwich, while maintaining a balance between value promotions and premium limited time offerings to drive sales and traffic. Recent product innovation has included a multi-tier balanced marketing approach to value and premium offerings, pairing value promotions, such as the $1.49 10-piece chicken nugget promotion, with 2 for $5 premium limited time offerings, such as the X-Long Pulled Pork sandwich, Grilled Chicken Burger and X-Long Cheeseburger. In 2016, BKC introduced the flame-grilled hot dogs, Grilled Dogs, as a permanent menu item and promotional initiatives have included 2 for $4 breakfast Croissan'wich and 2 for $10 Whopper meal deal. There have also been a number of enhancements to food preparation procedures to improve the quality of BKC's existing products. These new menu platforms and quality improvements form the backbone of BKC's strategy to appeal to a broader consumer base and to increase restaurant sales.

•
Image.  We believe that re-imaged restaurants increase curb appeal and result in increased restaurant sales. We have remodeled 489 restaurants to BKC's 20/20 restaurant image which features a fresh, sleek, eye-catching design. The restaurant redesign incorporates easy-to-navigate digital menu boards in the dining room, streamlined merchandising at the drive-thru and flat screen televisions in the dining area. We believe the restaurant remodeling plan has improved our guests' dining experience and increased customer traffic. As of January 1, 2017 we have a total of 547 restaurants with the 20/20 restaurant image, which includes restaurants converted prior to our acquisition.

•
Advertising and Promotion. We believe that we will continue to benefit from BKC's advertising support of its menu items, product enhancement and re-imaging initiatives. BKC has established a data driven marketing process which has focused on driving restaurant sales and traffic, while targeting a broad consumer base with inclusive messaging. This strategy uses multiple touch points to advertise our products, including digital advertising, social media and on-line video in addition to traditional television advertising. BKC has a food-centric marketing strategy which focuses consumers on the food offerings, the core asset, and balances value promotions and premium limited time offerings to drive profitable restaurant sales and traffic.

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

Strategically Remodel to Elevate Brand Profile and Increase Profit Potential. In 2017, we plan to remodel an additional 20 to 25 more locations to BKC's 20/20 image as well as rebuild 5 to 7 restaurants and construct 7 to 15 new restaurants (including relocations of 2 to 3 existing restaurants). We believe there are opportunities to increase profitability by remodeling additional restaurants including restaurants that we have acquired or may acquire in the future.

Restaurant Economics
Selected restaurant operating data for our restaurants is as follows:

	Year Ended
	December 28, 2014	January 3, 2016	January 1, 2017
Average annual sales per restaurant (all restaurants) (1)	$1,190,505	$1,274,372	$1,311,516
Legacy restaurants	$1,193,429	$1,300,126	$1,340,141
Acquired restaurants	$1,136,522	$1,170,472	$1,235,452
Average sales transaction	$6.40	$6.64	$6.85
Drive-through sales as a percentage of total sales	65.3%	66.0%	67.0%
Day-part sales percentages:
Breakfast	12.9%	13.2%	13.8%
Lunch	33.2%	32.8%	32.4%
Dinner	20.4%	20.4%	20.4%
Afternoon and late night	33.5%	33.6%	33.4%

(1)	Average annual sales per restaurant are derived by dividing restaurant sales by the average number of restaurants operating during the period on a 52-week basis.
Restaurant Capital Costs
The initial cost of the franchise fee, equipment, seating, signage and other interior costs of a standard new Burger King restaurant currently is approximately $400,000 (which excludes the cost of the land, building and site improvements). In the markets in which we primarily operate, the cost of land generally ranges from $500,000 to $900,000 and the cost of building and site improvements generally ranges from $850,000 to $1,025,000.
With respect to development of freestanding restaurants, if we acquire the land to construct the building, we seek to thereafter enter into an arrangement to sell and leaseback the land and building under a long-term lease. Historically, we have been able to acquire and finance many of our locations under such leasing arrangements. Where we are unable to purchase the underlying land, we enter into a long-term lease for the land followed by construction of the building using cash generated from our operations or with borrowings under our senior credit facility.
The cost of securing real estate and developing and equipping new restaurants can vary significantly and depends on a number of factors, including the local economic conditions and the characteristics of a particular site. Accordingly, the cost of opening new restaurants in the future may differ substantially from the historical cost of restaurants previously opened and the estimated costs above.
BKC's 20/20 restaurant design draws inspiration from its signature flame-grilled cooking process and incorporates a variety of innovative elements to a backdrop that evokes the industrial look of corrugated metal, brick, wood and concrete. The cost of remodeling a restaurant to the BKC 20/20 image varies depending upon the age and condition of the restaurant and the amount of new equipment needed and can range from $250,000 to $650,000 per restaurant with a projected cost of approximately $550,000 per restaurant in 2017 and an average cost of $450,000 over the past three years. The total cost of a remodel has increased over time due to the replacement of certain kitchen equipment at the time of the remodel which is incremental to the cost to upgrade to the BKC 20/20 design. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent and Future Events Affecting our Results of Operations".
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
Restaurant Locations
The following table details the locations of our 753 Burger King restaurants as of January 1, 2017:

State	Total Restaurants
Illinois	19
Indiana	87
Kentucky	20
Maine	11
Massachusetts	1
Michigan	54
New Jersey	10
New York	131
North Carolina	160
Ohio	92
Pennsylvania	65
South Carolina	32
Tennessee	27
Vermont	5
Virginia	36
West Virginia	3
Total	753

Operations
Management Structure
We conduct substantially all of our executive management, finance, marketing and operations support functions from our corporate headquarters in Syracuse, New York. Carrols Restaurant Group is led by our Chief Executive Officer and President, Daniel T. Accordino, who has over 40 years of Burger King and quick-service restaurant experience at our company.
Our operations for our restaurants are overseen by nine Regional Directors that have an average of over 27 years of Burger King restaurant experience. Our 107 district managers support the Regional Directors in the management of our restaurants.
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

Training
We maintain a comprehensive training and development program for all of our personnel and provide both classroom and in-restaurant training for our salaried and hourly personnel. The program emphasizes system-wide operating procedures, food preparation methods, food safety and customer service standards. BKC's training and development programs are also available to us as a franchisee through web access in all of our restaurants.
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
Our restaurant systems provide daily tracking and reporting of traffic counts, menu item sales, labor and food data including costs and inventories, and other key operating metrics for each restaurant. We communicate electronically with our restaurants on a continuous basis via a high-speed data network, which enables us to collect this information for use in our corporate management systems in near real-time. Our corporate headquarters manages systems that support all of our accounting, operating and reporting systems. We also operate a 24-hour, seven-day help desk at our corporate headquarters that enables us to provide systems and operational support to our restaurant operations as required. Among other things, our restaurant information systems provide us with the ability to:

•	monitor labor utilization and sales trends on a real-time basis at each restaurant, enabling the restaurant manager to effectively manage to our established labor standards on a timely basis;

•	reduce inventory shrinkage using restaurant-level inventory management systems and daily reporting of inventory variances;

•	analyze sales and product mix data to help restaurant managers forecast production levels;

•	monitor day-part drive-thru speed of service at each of our restaurants;

•	allow the restaurant manager to produce day-part labor schedules based on the restaurant's historical sales patterns;

•	systematically communicate human resource and payroll data to our administrative offices for efficient centralized management of labor costs and payroll processing;

•	employ centralized control over pricing, menu and inventory management activities at the restaurant utilizing the remote management capabilities of our systems;

•	take advantage of electronic commerce including our ability to place orders with suppliers and to integrate detailed invoice, receiving and product data with our inventory and accounting systems;

•	provide analyses, reporting and tools to enable all levels of management to review a wide-range of financial, product mix and operational data; and

•	systematically analyze and report on detailed transactional data to help detect and identify potential theft.
Critical information from our systems is available in near real-time to our restaurant managers, who are expected to react quickly to trends or situations in their restaurant. Our district managers also receive near real-time information for their respective restaurants and have access to key operating data on a remote basis using our corporate intranet-based reporting. Management personnel at all levels, from the restaurant manager through senior management, utilize and monitor key restaurant performance indicators that are also included in our restaurant-level incentive bonus plans.

Burger King Franchise Agreements
Each of our Burger King restaurants operates under a separate franchise agreement with BKC. Our franchise agreements with BKC generally require, among other things, that all restaurants comply with specified design criteria and operate in a prescribed manner, including utilization of the standard Burger King menu. In addition, our Burger King franchise agreements generally require that our restaurants conform to BKC's current image and provide for remodeling of our restaurants during the tenth year of the agreements to conform to such current image, which may require significant expenditures. These franchise agreements with BKC generally provide for an initial term of 20 years and currently have an initial franchise fee of $50,000. In the event that we terminate any franchise agreement and close the related BKC restaurant prior to the expiration of its term, we generally are required to pay BKC an amount based on the net present value of the royalty stream that would have been realized by BKC had such franchise agreement not been terminated. Any franchise agreement, including renewals, can be extended at our discretion for an additional 20-year term, with BKC's approval, provided that, among other things, the restaurant meets the current Burger King operating and image standards and that we are not in default under the terms of the franchise agreement. The franchise agreement fee for subsequent renewals is currently $50,000. BKC may terminate any of the franchise agreements if an act of default is committed by us under these agreements and such default is not cured. Defaults under the franchise agreements include, among other things, our failure to operate such Burger King restaurant in accordance with the operating standards and specifications established by BKC (including failure to use equipment, uniforms or decor approved by BKC), our failure to sell products approved or designated by BKC, our failure to pay royalties or advertising and sales promotion contributions as required, our unauthorized sale, transfer or assignment of such franchise agreement or the related restaurant, certain events of bankruptcy or insolvency with respect to us, conduct by us or our employees that has a harmful effect on the Burger King restaurant system, conviction of us or our executive officers for certain indictable offenses, our failure to maintain a responsible credit rating or the acquisition by us of an interest in any other hamburger restaurant business. At January 1, 2017, we were not in default under any of the franchise agreements with BKC.
In order to obtain a successor franchise agreement with BKC, a franchisee is typically required to make capital improvements to the restaurant to bring it up to BKC's current image standards. The cost of these improvements may vary widely depending upon the magnitude of the required changes and the degree to which we have made interim improvements to the restaurant. At January 1, 2017, we had 43 franchise agreements due to expire in 2017, 31 franchise agreements due to expire in 2018 and 30 franchise agreements due to expire in 2019. In recent years, the historical costs of improving our Burger King restaurants in connection with franchise renewals generally have ranged from $250,000 to $650,000 per restaurant. The average cost of our remodels to the 20/20 image in 2016 was approximately $520,000 per restaurant. The cost of remodels can vary depending upon the age and condition of the restaurant and the amount of new equipment needed. The cost of capital improvements made in connection with future franchise agreement renewals may differ substantially from past franchise renewals depending on the current image requirements established from time to time by BKC.
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
We evaluate the performance of our Burger King restaurants on an ongoing basis. Such evaluation depends on many factors, among other things, including our assessment of the anticipated future operating results of the subject restaurants and the cost of required capital improvements that we would need to commit for such restaurants. If we determine that a Burger King restaurant is under-performing, or that we do not anticipate an adequate return on the capital required to renew the franchise agreement, we may elect to close such restaurant. We may also relocate (offset) a restaurant within its trade area and build a new Burger King restaurant as part of the franchise renewal process. In 2016, we closed 12 restaurants, including 4 offset locations and 1 future offset location, with 9 of the closures occurring on the last day of our fiscal year. We currently expect to close between 20 to 25 restaurants in 2017, excluding any relocations of existing restaurants. Our determination to close these restaurants is subject to further evaluation and may change. We may also elect to close additional restaurants in the future.
In addition to the initial franchise fee, we generally pay BKC a monthly royalty. The royalty rate for new restaurants and for successor franchise agreements is 4.5% of sales. Royalty payments for restaurants acquired from other franchisees are based on the terms of existing franchise agreements being acquired, and may be less than 4.5%. The royalty rate was increased from 3.5% to 4.5% of sales in 2000, and generally for restaurants that were in existence in 2000, becomes effective upon the renewal of the franchise agreement. Burger King royalties, as a percentage of our restaurant sales, were 4.2% in 2017, 2016 and 2015. We anticipate our Burger King royalties, as a percentage of our restaurant sales, will be 4.3% in 2017 as a result of the terms outlined above.
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
We are generally required to contribute 4% of restaurant sales to an advertising fund utilized by BKC for its advertising, promotional programs and public relations activities. BKC's advertising programs consist of national campaigns supplemented by local advertising. BKC's advertising campaigns are generally carried on television, radio and in circulated print media (national and regional newspapers and magazines). As a percentage of our restaurant sales advertising expense was 4.4% in 2016, 3.8% in 2015 and 4.0% in 2014. For 2017 we anticipate advertising expense to range between 4.1% and 4.3% of restaurant sales.
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
Suppliers
We are a member of a national purchasing cooperative, Restaurant Services, Inc., which we refer to as "RSI", created for the Burger King system. RSI is a non-profit independent purchasing cooperative that is responsible for sourcing our products and related supplies and managing relationships with approved distributors for the Burger King system. We use our purchasing power to negotiate directly with certain other vendors, to obtain favorable pricing and terms for supplying our restaurants. For our restaurants, we are required to purchase all of our foodstuffs, paper goods and packaging materials from BKC-approved suppliers at prices negotiated by RSI. We currently utilize three distributors, Maines Paper & Food Service, Inc., Reinhart Food Service L.L.C. and MBM Food Service Inc., to supply our restaurants with the majority of our foodstuffs and, as of January 1, 2017, such distributors supplied 41%, 32% and 27%, respectively, of our restaurants. We may purchase non-food items, such as kitchen utensils, equipment maintenance tools and other supplies, from any suitable source so long as such items meet BKC product uniformity standards. All BKC-approved distributors are required to purchase foodstuffs and supplies from BKC-approved manufacturers and purveyors. BKC is responsible for monitoring quality control and supervision of these manufacturers and conducts regular visits to observe the preparation of foodstuffs, and to run various tests to ensure that only quality foodstuffs are sold to its approved suppliers. In addition, BKC coordinates and supervises audits of approved suppliers and distributors to determine continuing product specification compliance and to ensure that manufacturing plant and distribution center standards are met. Although we believe that we have alternative sources of supply available to our restaurants, in the event any distributor or supplier for our restaurants was unable to service us, this could lead to a disruption of service or supply at our restaurants until a new distributor or supplier is engaged, which could have an adverse effect on our business.
Quality Assurance
Our operational focus is closely monitored to achieve a high level of customer satisfaction based on product quality, speed of service, order accuracy and quality of service. Our senior management and restaurant management staffs are principally responsible for ensuring compliance with BKC's required operating procedures. We have uniform operating standards and specifications relating to the quality, preparation and selection of menu items, maintenance and cleanliness of the premises and employee conduct. In order to maintain compliance with these operating standards and specifications, we distribute to our restaurant operations management team detailed reports measuring compliance with various customer service standards and objectives, including feedback obtained directly from our customers through instructions given to them at the point of sale. The customer feedback is monitored by an independent agency and us and consists of evaluations of speed of service, quality of service, quality of our menu items and other operational objectives including the cleanliness of our restaurants. We also have our own staff that handle customer inquiries and complaints. The level of customer satisfaction is a key metric in our restaurant-level incentive bonus plans.
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
Industry and Competition
The Restaurant Market. Restaurant sales historically have closely tracked several macroeconomic indicators and we believe that “away-from-home” food consumption will increase due to these trends in recent years. Historically, unemployment has been inversely related to restaurant sales and, as the unemployment rate decreases and disposable income increases, restaurant sales have increased. According to the U.S. Department of Agriculture, in 2016 food away from home dollars exceeded at-home dining, with 50.2% of food dollars spent on food away from home and with total expenditures increasing 8.0% from 2013.
Quick-Service Restaurants. We operate in the hamburger category of the quick-service restaurant segment of the restaurant industry. Quick-service restaurants are distinguished by high speed of service and efficiency, convenience, limited menu and service, and value pricing. According to Nation's Restaurant News, 2015 U.S. foodservice sales for the Top 100 restaurant chains increased 5.9% from 2014 to $248.3 billion. Of this amount, the hamburger category represented $76.8 billion, or 30.9%, making it the largest category of the quick-service segment.
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
Employees
As of January 1, 2017, we employed approximately 21,500 persons of which approximately 160 were administrative personnel and approximately 21,340 were restaurant operations personnel. None of our employees are are unionized or covered by collective bargaining agreements. We believe that our overall relations with our employees are good.
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
The restaurant industry is highly competitive. In each of our markets, our restaurants compete with a large number of national and regional restaurant chains, as well as locally owned restaurants, offering low and medium-priced fare. We also compete with convenience stores, delicatessens and prepared food counters in grocery stores, supermarkets, cafeterias and other purveyors of moderately priced and quickly prepared food. We believe our largest competitors are McDonald's and Wendy's restaurants.
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
Our franchise agreements typically have a 20-year term after which BKC's consent is required to receive a successor franchise agreement. Our franchise agreements with BKC that are set to expire over the next three years are as follows: 43 in 2017, 31 in 2018 and 30 in 2019.
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
We are a member of a national purchasing cooperative, Restaurant Services, Inc., which serves as the purchasing agent for approved distributors to the Burger King system. We are required to purchase all of our food products, paper goods and packaging materials from BKC-approved suppliers. We currently utilize three distributors for our restaurants, Maines Paper & Food Service, Inc., Reinhart Food Service L.L.C. and MBM Food Service Inc., to supply our restaurants in various geographical areas. As of January 1, 2017, such distributors supplied 41%, 32% and 27%, respectively of our restaurants. Although we believe that we have alternative sources of supply, in the event any distributors or suppliers are unable to service us, this could lead to a disruption of service or supply until a new distributor or supplier is engaged, which could have an adverse effect on our business.
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
At January 1, 2017, 21% of our restaurants were located in North Carolina, 17% were located in New York, and 31% were located in Indiana, Ohio and Michigan. Therefore, the economic conditions, state and local government regulations, weather conditions or other conditions affecting New York, Indiana, Ohio, Michigan, and North Carolina and other unforeseen events, including terrorism and other international conflicts may have a material impact on the success of our restaurants in those locations.
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
Carrols is currently a guarantor under 27 Fiesta Restaurant Group, Inc. ("Fiesta") restaurant property leases and the primary lessee on five Fiesta restaurant property leases, and any default under such property leases by Fiesta may result in substantial liabilities to us.
Fiesta, a former wholly-owned subsidiary of the Company, was spun-off in 2012 to the Company's stockholders. Carrols currently is a guarantor under 27 Fiesta restaurant property leases. The Separation and Distribution Agreement, which we refer to as the "separation agreement", dated as of April 24, 2012 and entered into in connection with the spin-off among Carrols, Fiesta and us provides that the parties will cooperate and use their commercially reasonable efforts to obtain the release of such guarantees. Unless and until any such guarantees are released, Fiesta agrees to indemnify Carrols for any losses or liabilities or expenses that it may incur arising from or in connection with any such lease guarantees.
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
Our executive officers, directors and BKC together beneficially own approximately 25.3% of our outstanding common stock as of March 3, 2017 (assuming conversion of the Series A Preferred Stock). Due to the issuance of Series A Preferred Stock to BKC in connection with our 2012 acquisition, BKC beneficially owns approximately 20.6% of our common stock as of March 3, 2017 (assuming conversion of the Series A Preferred Stock). Our executive officers and directors (excluding directors affiliated with BKC) together beneficially own approximately 5.9% of our common stock outstanding as of March 3, 2017 (excluding conversion of the Series A Preferred Stock). As a result, our executive officers, directors and BKC, if they act as a group, will be able to significantly influence matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions such as mergers and acquisitions. The directors will have the authority to make decisions affecting our capital structure, including the issuance of additional debt and the declaration of dividends. BKC may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of us that other stockholders may view as beneficial, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately depress the market price of our common stock.
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
As of January 1, 2017, we had approximately $223.6 million of total indebtedness outstanding consisting of $200.0 million of Notes, $13.5 million of revolving credit borrowings, $3.0 million of lease financing obligations and $7.0 million of capital leases and other debt. At January 1, 2017, we had $28.7 million of borrowing availability under our senior credit facility (after reserving $12.8 million for letters of credit issued under our senior credit facility, which included amounts for anticipated claims from our renewals of workers' compensation and other insurance policies), which would effectively rank senior to the Notes. On January 13, 2017, we entered into an amendment to our senior credit facility to increase revolving credit borrowings to $73 million (including $20.0 million available for letters of credit).
As a result of our substantial indebtedness, a significant portion of our operating cash flow will be required to make payments of interest and principal on our outstanding indebtedness, and we may not generate sufficient cash flow from operations, or have future borrowings available under our senior credit facility, to enable us to repay our indebtedness, including the Notes, or to fund other liquidity needs.
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
We expect to use cash flow from operations and revolving credit borrowings under our senior credit facility to meet our current and future financial obligations, including funding our operations, debt service, possible future acquisitions and capital expenditures (including restaurant remodeling). Our ability to make these payments depends on our future performance, which will be affected by financial, business, economic and other factors, many of which we cannot control. Our business may not generate sufficient cash flow from operations in the future, which could result in our being unable to repay indebtedness, or to fund other liquidity needs. If we do not have enough money, we may be forced to reduce or delay capital expenditures and restaurant acquisitions, sell assets, obtain additional debt or equity capital or restructure or refinance all or a portion of our debt, including our senior credit facility and the Notes, on or before maturity. We cannot make any assurances that we will be able to accomplish any of these alternatives on terms acceptable to us, or at all. In addition, the terms of existing or future indebtedness, including the agreements for our senior credit facility, may limit our ability to pursue any of these alternatives.
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
These covenants limit our operational flexibility and could prevent us from taking advantage of business opportunities as they arise, growing our business or competing effectively. In addition, our senior credit facility required us to maintain specified financial ratios and satisfy other financial tests. At January 1, 2017, we were in compliance with such covenants under our senior credit facility. Our ability to meet these financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet these tests.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
As of January 1, 2017, we owned 7 and leased 746 Burger King restaurant properties including three restaurants located in mall shopping centers and 21 co-branded locations. In addition, we owned four and leased seven non-operating properties as of January 1, 2017, including two properties under construction that will open as new restaurants in 2017.
We typically enter into leases (including renewal options) ranging from 20 to 40 years. The average remaining term for all leases, including options, was approximately 22.8 years at January 1, 2017. Generally, we have been able to renew leases, upon or prior to their expiration, at the prevailing market rates, although there can be no assurance that this will continue to occur.
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
In addition to the restaurant locations set forth under Item 1. “Business-Restaurant Locations”, we own a building with approximately 25,300 square feet at 968 James Street, Syracuse, New York, which houses our executive offices and most of our administrative operations for our Burger King restaurants. We also lease seven small regional offices that support the management of our Burger King restaurants and two small administrative offices in Syracuse, NY that support administrative operations.
ITEM 3. LEGAL PROCEEDINGS
Litigation. We are a party to various litigation matters that arise in the ordinary course of business. We do not believe that the outcome of any of these matters will have a material adverse effect on our consolidated financial statements.

ITEM 4. MINE SAFETY DISCLOSURES
None.
PART II
ITEM  5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock trades on The NASDAQ Global Market under the symbol “TAST”. On March 3, 2017, there were 36,202,380 shares of our common stock outstanding held by 554 holders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our common stock whose shares are held in the names of various securities brokers, dealers, and registered clearing agencies. The closing price of our common stock on March 3, 2017 was $14.75.
The following table sets forth the range of high and low closing prices of our common stock for the periods indicated, as reported by The NASDAQ Global Market:

	Common Stock Price
	High	Low
Year Ended January 1, 2017
First Quarter	$14.55	$11.15
Second Quarter	14.62	11.72
Third Quarter	13.88	11.77
Fourth Quarter	15.25	11.25

Year Ended January 3, 2016
First Quarter	$8.80	$7.20
Second Quarter	10.72	8.17
Third Quarter	13.68	10.19
Fourth Quarter	12.67	11.00
Dividends
We did not pay any cash dividends during the fiscal years 2016 or 2015. We currently intend to continue to retain all available funds to fund the development and growth of our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future. In addition, we are a holding company and conduct all of our operations through our direct and indirect subsidiaries. As a result, for us to pay dividends, we need to rely on dividends or distributions to us from Carrols and indirectly from subsidiaries of Carrols. The indenture governing the Notes and our senior credit facility limit, and debt instruments that we and our subsidiaries may enter into in the future may limit, our ability to pay dividends to our stockholders.

Stock Performance Graph
The following graph compares from December 31, 2011 the cumulative total stockholder return on our common stock over the cumulative total returns of The NASDAQ Composite Index and a peer group, The S&P SmallCap 600 Restaurants Index. We have elected to use the S&P SmallCap 600 Restaurant Index in compiling our stock performance graph because we believe the S&P SmallCap 600 Restaurant Index represents a comparison to competitors with similar market capitalization as us. The following graph is based on the closing price of our common stock from December 31, 2011 through December 31, 2016.

* $100 invested on 12/31/2011 in stock or index, including reinvestment of dividends.

	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
Carrols Restaurant Group, Inc.	$100.00	$185.56	$205.10	$236.75	$364.28	$473.20
NASDAQ Composite	$100.00	$116.41	$165.47	$188.69	$200.32	$216.54
S&P SmallCap 600 Restaurants	$100.00	$121.01	$181.84	$212.16	$196.37	$210.05

ITEM 6. SELECTED FINANCIAL DATA
The information in the following table should be read together with "Financial Statements and Supplementary Data," and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. Reported amounts below present the historical operating results and cash flows of Fiesta for periods prior to May 7, 2012 as discontinued operations. On May 30, 2012, we acquired 278 restaurants from BKC. In 2014, we acquired 123 restaurants from other franchisees in five separate transactions and in 2015, we acquired 55 restaurants from other franchisees in eight separate transactions. During 2016, we acquired 56 restaurants from other franchisees in seven separate transactions.
These historical results are not necessarily indicative of the results to be expected in the future. Our fiscal years ended December 30, 2012, December 29, 2013, December 28, 2014 and January 1, 2017 each contained 52 weeks. The fiscal year ended January 3, 2016 contained 53 weeks.

	Year Ended
	December 30, 2012	December 29, 2013	December 28, 2014	January 3, 2016	January 1, 2017
	(In thousands of dollars, except share and per share data)
Statements of operations data:
Restaurant sales	$539,608	$663,483	$692,755	$859,004	$943,583
Costs and expenses:
Cost of sales	172,698	201,532	209,664	240,322	250,112
Restaurant wages and related expenses (1)	169,857	208,404	219,718	267,950	297,766
Restaurant rent expense	37,883	47,198	48,865	58,096	64,814
Other restaurant operating expenses (1)	88,883	106,508	113,586	135,874	148,946
Advertising expense	22,257	29,615	27,961	32,242	41,299
General and administrative (1)(2)	36,085	37,228	40,001	50,515	54,956
Depreciation and amortization	26,321	33,594	36,923	39,845	47,295
Impairment and other lease charges	977	4,462	3,541	3,078	2,355
Other expense (income) (3)	(717)	17	47	(126)	338
Total operating expenses	554,244	668,558	700,306	827,796	907,881
Income (loss) from operations	(14,636)	(5,075)	(7,551)	31,208	35,702
Interest expense	12,764	18,841	18,801	18,569	18,315
Loss on extinguishment of debt	1,509	—	—	12,635	—
Income (loss) from continuing operations before income taxes	(28,909)	(23,916)	(26,352)	4	17,387
Provision (benefit) for income taxes	(10,093)	(10,397)	11,765	—	(28,085)
Net income (loss) from continuing operations	(18,816)	(13,519)	(38,117)	4	45,472
Income (loss) from discontinued operations, net of income taxes	(72)	—	—	—	—
Net income (loss)	$(18,888)	$(13,519)	$(38,117)	$4	$45,472
Per share data:
Basic and diluted net income (loss) per share:
Continuing operations	$(0.83)	$(0.59)	$(1.23)	$0.00	$1.01
Discontinued operations	$0.00	$—	$—	$—	$—
Weighted average shares used in computing net income (loss) per share:
Basic	22,580,468	22,958,963	30,885,275	34,958,847	35,178,329
Diluted	22,580,468	22,958,963	30,885,275	44,623,251	44,851,345

	Year Ended
	December 30, 2012	December 29, 2013	December 28, 2014	January 3, 2016	January 1, 2017
	(In thousands of dollars, except restaurant weekly sales data)
Other financial data:
Net cash provided from operating activities	$18,207	$21,581	$14,707	$70,702	$62,288
Total capital expenditures	37,642	50,486	52,010	56,848	94,099
Net cash used for investing activities	65,908	50,486	68,003	103,429	96,221
Net cash provided from (used for) financing activities	69,301	(1,083)	66,215	33,780	13,661
Operating Data:
Restaurants (at end of period)	572	564	674	705	753
Average number of restaurants	455.6	563.8	581.9	662.1	719.5
Average annual sales per restaurant (4)	1,184,286	1,176,806	1,190,505	1,274,372	1,311,516
Adjusted EBITDA (5)	24,972	34,271	36,008	76,737	89,505
Adjusted net income (loss) (5)	(13,529)	(10,753)	(10,408)	13,429	17,860
Restaurant-Level EBITDA (5)	52,415	70,226	72,961	124,520	140,646
Change in comparable restaurant sales (6)	7.1%	1.0%	0.6%	7.4%	2.3%
Balance sheet data (at end of period):
Total assets	$346,256	$329,481	$364,573	$427,256	$490,155
Working capital	7,478	(21,974)	(13,554)	(26,259)	(39,231)
Debt:
Senior and senior subordinated debt	150,000	150,000	150,000	200,000	213,500
Capital leases	10,295	9,336	8,694	8,006	7,039
Lease financing obligations	1,197	1,200	1,202	1,203	3,020
Total debt	$161,492	$160,536	$159,896	$209,209	$223,559
Stockholders’ equity	$90,173	$77,204	$106,535	$107,999	$154,656

	Year Ended
	December 30, 2012	December 29, 2013	December 28, 2014	January 3, 2016	January 1, 2017
	(In thousands of dollars, except restaurant weekly sales data)
Reconciliation of EBITDA and Adjusted EBITDA (5):
Net income (loss) from continuing operations	$(18,816)	$(13,519)	$(38,117)	$4	$45,472
Provision (benefit) for income taxes	(10,093)	(10,397)	11,765	—	(28,085)
Interest expense	12,764	18,841	18,801	18,569	18,315
Depreciation and amortization	26,321	33,594	36,923	39,845	47,295
EBITDA	10,176	28,519	29,372	58,418	82,997
Impairment and other lease charges	977	4,462	3,541	3,078	2,355
Acquisition costs (7)	6,042	—	1,915	1,168	1,853
Gain on partial condemnation and fires (8)	—	—	—	—	(1,603)
Litigation settlement (9)	—	—	—	—	1,850
EEOC litigation and settlement costs	5,343	85	—	—	—
Stock compensation expense	925	1,205	1,180	1,438	2,053
Loss on extinguishment of debt	1,509	—	—	12,635	—
Adjusted EBITDA	$24,972	$34,271	$36,008	$76,737	$89,505

Reconciliation of Restaurant-Level EBITDA (5):
Income (loss) from continuing operations	$(14,636)	$(5,075)	$(7,551)	$31,208	$35,702
Add:
Restaurant-level integration costs	4,385	—	—	—	—
General and administrative expenses	36,085	37,228	40,001	50,515	54,956
Depreciation and amortization	26,321	33,594	36,923	39,845	47,295
Impairment and other lease charges	977	4,462	3,541	3,078	2,355
Other expense (income) (8) (9)	(717)	17	47	(126)	338
Restaurant-Level EBITDA	$52,415	$70,226	$72,961	$124,520	$140,646

Reconciliation of Adjusted net income (loss) (5):
Net income (loss)	$(18,816)	$(13,519)	$(38,117)	$4	$45,472
Add:
Loss on extinguishment of debt	1,509	—	—	12,635	—
Impairment and other lease charges	977	4,462	3,541	3,078	2,355
Acquisition costs (7)	6,042	—	1,915	1,168	1,853
Gain on partial condemnation and fires (8)	—	—	—	—	(1,603)
Litigation settlement (9)	—	—	—	—	1,850
Income tax effect of above adjustments (10)	(3,241)	(1,696)	(2,073)	(6,415)	(1,693)
Deferred income tax valuation allowance provision (benefit) (11)	—	—	24,326	2,959	(30,374)
Adjusted net income (loss)	$(13,529)	$(10,753)	$(10,408)	$13,429	$17,860
Adjusted diluted net earnings (loss) per share (12)	$(0.60)	$(0.47)	$(0.34)	$0.30	$0.40

(1)
For the year ended December 30, 2012 acquisition and integration expenses were included as follows: $1,800 in restaurant wages and related expenses, $2,585 in other restaurant operating expenses and $1,657 in general and administrative expenses. Acquisition expenses of $1,915, $1,168 and $1,853 were included in general and administrative expense for the years ended December 28, 2014, January 3, 2016 and January 1, 2017, respectively.

(2)
General and administrative expenses include stock-based compensation expense for the years ended December 30, 2012, December 29, 2013, December 28, 2014, January 3, 2016 and January 1, 2017 of $925, $1,205, $1,180, $1,438 and $2,053, respectively.

(3)
In fiscal 2012, we recorded gains of $0.7 million related to property insurance recoveries from fires at two restaurants. In fiscal 2016, we recorded gains of $1.2 million related to related to property insurance recoveries from fires at two restaurants, a gain of $0.5 million related to a settlement for a partial condemnation on one of our operating restaurant properties and expense of $1.85 million related to a litigation settlement.

(4)	Average annual sales per restaurant are derived by dividing restaurant sales by the average number of restaurants operating during the period on a 52-week basis.

(5)
EBITDA, Adjusted EBITDA, Restaurant-Level EBITDA and Adjusted net income (loss) are non-GAAP financial measures. EBITDA represents net income or loss from operations, before provision or benefit for income taxes, interest expense and depreciation and amortization. Adjusted EBITDA represents EBITDA adjusted to exclude impairment and other lease charges, acquisition costs, EEOC litigation and settlement costs, stock compensation expense, loss on extinguishment of debt and other non-recurring income or expense. Restaurant-Level EBITDA represents income or loss from operations adjusted to exclude general and administrative expenses, depreciation and amortization, impairment and other lease charges, and other income or expense. Adjusted net income represents net income or loss adjusted to exclude loss on extinguishment of debt, impairment and other lease charges, acquisition costs, the related income tax effect of these adjustments and the establishment or reversal of a valuation allowance on our net deferred income tax assets.

We are presenting Adjusted EBITDA, Restaurant-Level EBITDA and Adjusted net income (loss) because we believe that they provide a more meaningful comparison than EBITDA and net income or loss of our core business operating results, as well as with those of other similar companies. Additionally, we present Restaurant-Level EBITDA because it excludes the impact of general and administrative expenses and other income or expense, which are not directly related to restaurant-level operations. Management believes that Adjusted EBITDA and Restaurant-Level EBITDA, when viewed with our results of operations in accordance with GAAP and the accompanying reconciliations, provide useful information about operating performance and period-over-period growth, and provide additional information that is useful for evaluating the operating performance of our core business without regard to potential distortions. Additionally, management believes that Adjusted EBITDA and Restaurant-Level EBITDA permit investors to gain an understanding of the factors and trends affecting our ongoing cash earnings, from which capital investments are made and debt is serviced.
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

(6)	Restaurants are included in comparable restaurant sales after they have been open or owned for 12 months. Comparable restaurant sales are on a 53-week basis for the year ended January 3, 2016.

(7)	Acquisition costs for the periods presented include primarily legal and professional fees incurred in connection with acquisitions as well as restaurant-level integration costs in 2012.

(8)
Includes gains of $1.2 million related to a insurance recoveries from fires at two of our restaurants and a gain of $0.5 million related to a settlement for a partial condemnation on one of our operating restaurant properties.

(9)	Includes an expense of $1.85 million from a litigation settlement.

(10)	The income tax effect related to all adjustments, other than the deferred income tax valuation allowance provision (benefit), was calculated using an effective income tax rate of 38%.

(11)
Reflects the removal of the income tax provision recorded for the establishment of a valuation allowance on all our net deferred income tax assets during the years ended December 28, 2014 and January 3, 2016 and the income tax benefit recorded for its subsequent reversal during the year ended January 1, 2017.

(12)	Adjusted diluted net earnings (loss) per share is calculated based on Adjusted net income (loss) and the dilutive weighted average common shares outstanding for each respective period.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
We use a 52-53 week fiscal year ending on the Sunday closest to December 31. The fiscal years ended January 1, 2017 and December 28, 2014 each contained 52 weeks and the fiscal year ended January 3, 2016 contained 53 weeks.
Introduction
We are a holding company and conduct all of our operations through our direct and indirect subsidiaries, Carrols and Carrols LLC, and have no assets other than the shares of capital stock of Carrols, our direct wholly-owned subsidiary. The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) is written to help the reader understand our company. The MD&A is provided as a supplement to, and should be read in conjunction with, our Consolidated Financial Statements and the accompanying consolidated financial statement footnotes appearing elsewhere in this Annual Report on Form 10-K. The overview provides our perspective on the individual sections of MD&A, which include the following:
Company Overview—a general description of our business and our key financial measures.
Recent and Future Events Affecting Our Results of Operations—a description of recent events that affect, and future events that may affect, our results of operations.
Results of Operations—an analysis of our results of operations for the years ended January 1, 2017, January 3, 2016 and December 28, 2014 including a review of the material items and known trends and uncertainties.
Liquidity and Capital Resources—an analysis of historical information regarding our sources of cash and capital expenditures, the existence and timing of commitments and contingencies, changes in capital resources and a discussion of cash flow items affecting liquidity.
Application of Critical Accounting Policies—an overview of accounting policies requiring critical judgments and estimates.

Company Overview
We are one of the largest restaurant companies in the United States and have been operating restaurants for more than 55 years. We are the largest Burger King® franchisee in the United States, based on number of restaurants, and have operated Burger King restaurants since 1976. As of January 1, 2017, our restaurant operations consisted of 753 franchised Burger King restaurants in 16 states.
During the year ended January 1, 2017, we acquired 56 restaurants in seven separate transactions. During the year ended January 3, 2016, we acquired 55 Burger King restaurants in eight separate transactions and during the year ended December 28, 2014, we acquired 123 Burger King restaurants in five separate transactions, which we refer to as the "2015 acquired restaurants" and "2014 acquired restaurants" in periods prior to 2016.
For 2016, we have modified our grouping of restaurants for reporting and analysis purposes. We refer to our restaurants acquired over the past three years (2014, 2015 and 2016) as our "acquired restaurants". All of our other restaurants, including restaurants acquired prior to 2014, are referred to as our "legacy restaurants".
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

•
Cost of sales consists of food, paper and beverage costs including packaging costs, less purchase discounts. Cost of sales is generally influenced by changes in commodity costs, the mix of items sold and the level of promotional discounting and the effectiveness of our restaurant-level controls to manage food and paper costs.

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

•
General and administrative expenses are comprised primarily of salaries and expenses associated with corporate and administrative functions that support the development and operations of our restaurants, legal, auditing and other professional fees, acquisition costs and stock-based compensation expense.

•
EBITDA, Adjusted EBITDA, Restaurant-Level EBITDA and Adjusted net income (loss). EBITDA, Adjusted EBITDA, Restaurant-Level EBITDA and Adjusted net income (loss) are non-GAAP financial measures. EBITDA represents net income or loss, before provision or benefit for income taxes, interest expense and depreciation and amortization. Adjusted EBITDA represents EBITDA adjusted to exclude impairment and other lease charges, acquisition costs, loss on extinguishment of debt, stock compensation expense and non-recurring income or expense. Restaurant-Level EBITDA represents income or loss from operations adjusted to exclude general and administrative expenses, depreciation and amortization, impairment and other lease charges and other income or expense. Adjusted net income (loss) represents net income or loss adjusted to exclude loss on extinguishment of debt, impairment and other lease charges, acquisition costs, non-recurring income and expense, the related income tax effect of these adjustments and the establishment in 2014 and

2015 and reversal in 2016 of a valuation allowance on all of our net deferred income tax assets. Adjusted net income (loss) also presents the provision or benefit for income taxes as if there was no valuation allowance on our net deferred income tax assets during all periods presented.

•
We are presenting Adjusted EBITDA, Restaurant-Level EBITDA and Adjusted net income (loss) because we believe that they provide a more meaningful comparison than EBITDA and net income (loss) of our core business operating results, as well as with those of other similar companies. Additionally, we present Restaurant-Level EBITDA because it excludes the impact of general and administrative expenses and other income or expense, which are not directly related to restaurant-level operations. Management believes that Adjusted EBITDA and Restaurant-Level EBITDA, when viewed with our results of operations in accordance with GAAP and the accompanying reconciliations on page 42, provide useful information about operating performance and period-over-period growth, and provide additional information that is useful for evaluating the operating performance of our core business without regard to potential distortions. Additionally, management believes that Adjusted EBITDA and Restaurant-Level EBITDA permit investors to gain an understanding of the factors and trends affecting our ongoing cash earnings, from which capital investments are made and debt is serviced.

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
From the beginning of 2014 through January 1, 2017, we have acquired 234 restaurants from other franchisees in the following transactions ($ in thousands):

Closing Date		Number of Restaurants	Purchase Price	Number of Fee-Owned Restaurants	Market Location
2014 Acquisitions:
April 30, 2014	(1)	4	$681		Fort Wayne, Indiana
June 30, 2014	(1)	4	3,819	1	Pittsburgh, Pennsylvania
July 22, 2014		21	8,609		Rochester, New York and Southern Tier of Western New York
October 8, 2014	(1)	30	20,330	12	Wilmington and Greenville, North Carolina
November 4, 2014		64	18,761		Nashville, Tennessee; Indiana and Illinois
		123	52,200	13
2015 Acquisitions:
March 31, 2015		4	794		Northern Vermont
August 4, 2015		5	663		Charlotte, North Carolina
October 1, 2015	(1)	5	5,044	1	Wheeling, West Virginia
October 20, 2015		1	709		Kalamazoo, Michigan
November 17, 2015		2	618		Evansville, Indiana
November 17, 2015	(1)	6	10,945	5	Evansville, Indiana
December 1, 2015	(1)	23	26,175	10	Detroit, Michigan
December 8, 2015		9	7,802		Northern New Jersey
		55	52,750	16
2016 Acquisitions:
February 23, 2016	(1)	12	7,127		Scranton/Wilkes-Barre, Pennsylvania
May 25, 2016		6	12,080	5	Detroit, Michigan
July 14, 2016	(1)	4	5,445	3	Detroit, Michigan
August 23, 2016		7	8,755	6	Portland, Maine
October 4, 2016		3	1,623		Raleigh, North Carolina
November 15, 2016		17	7,251		Pittsburgh and Johnstown, Pennsylvania
December 1, 2016		7	5,807	1	Columbus, Ohio
		56	48,088	15
		234	$153,038	44

(1)	Acquisitions resulting from the exercise of our ROFR.
The 2016 acquisitions included 15 fee-owned properties, of which 14 have been subsequently sold in sale-leaseback transactions in 2016 for net proceeds of $19.1 million. The 2015 acquisitions included 16 fee-owned properties of which 15 have been subsequently sold in sale-leaseback transactions in 2015 and 2016 for net proceeds of $22.0 million.

The pro forma impact on the results of operations for the 2016 acquisitions is included below. The pro forma results of operations are not necessarily indicative of the results that would have occurred had the acquisitions been consummated at the beginning of the periods presented, nor are they necessarily indicative of any future consolidated operating results. This pro forma financial information does not give effect to any anticipated synergies, operating efficiencies or cost savings or any transaction costs related to the 2016 acquired restaurants. The following table summarizes certain pro forma financial information related to our 2016 operating results (a 52-week fiscal year):

Year Ended
January 1, 2017
Restaurant sales	$984,164
Income from operations	$40,205
Adjusted EBITDA	$93,219

On February 28, 2017, we acquired 43 Burger King restaurants for a cash purchase price of $20.4 million located in and around the Cincinnati market.
Capital Expenditures and Remodeling Commitment with BKC
On December 17, 2015, we and BKC entered into the Second Amendment to Operating Agreement (the "Amendment"), which amended the operating agreement and a subsequent amendment to the operating agreement, previously entered into between us and BKC in connection with our acquisition of restaurants from BKC in 2012. As amended, the operating agreement required that we remodel to BKC's current 20/20 image a cumulative total of 455 restaurants by December 31, 2016. In 2016 we remodeled 93 restaurants including rebuilding four locations and relocating four locations within their trade area. As of December 31, 2016 we had remodeled a total of 461 restaurants to comply with this requirement. In addition, under a separate agreement we agreed to remodel 46 restaurants acquired in 2014 over a five year period beginning in 2014 and at January 1, 2017 we had remodeled a total of 28 restaurants associated with this agreement. At January 1, 2017 we had 547 restaurants with the BKC 20/20 restaurant image, which included restaurants converted prior to our acquisition.
Under the operating agreement, beginning on January 1, 2016 and until we exceed operating 1,000 Burger King restaurants, a minimum of 10% of our annual new restaurant growth (including acquisitions) must come from the development of new Burger King restaurants (which includes restaurants we relocate within their marker area); provided that for 2016 only, any required new restaurant development may be deferred and opened in 2017.
In 2017, we anticipate that total capital expenditures will range from $55 million to $75 million, although the actual amount of capital expenditures may differ from these estimates. Capital expenditures in 2017 include remodeling 20 to 25 restaurants to the BKC 20/20 image standard at an approximate average cost of $550,000 per restaurant, rebuilding 5 to 7 restaurants and the construction of 7 to 15 new restaurants, of which 2 to 3 restaurants will be relocated within their respective markets, at an average cost of $1,200,000 per restaurant, which excludes the cost of land. Capital expenditures in 2017 also include approximately $10 million to $12 million for non-recurring investments in new kitchen production and food holding systems, new restaurant training systems and certain point-of sale equipment upgrades. We will review on an ongoing basis our future remodel and development plans in relation to our available capital resources and alternate investment opportunities.
Future Restaurant Closures
We evaluate the performance of our restaurants on an ongoing basis including an assessment of the current and future operating results of the restaurant in relation to its cash flow and future occupancy costs, and with regard to franchise agreement renewals, the cost of required capital improvements. We may elect to close restaurants based on these evaluations.
In 2016, excluding five restaurants relocated within their respective trade areas, we closed seven restaurants including six restaurants closed on January 1, 2017. We currently anticipate closing 20 to 25 restaurants in 2017, excluding any restaurants being relocated within their trade area, at the end of their respective lease term.

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
Reversal of Valuation Allowance on Deferred Income Tax Assets
We perform an assessment of positive and negative evidence regarding the realization of our net deferred income tax assets as required by ASC 740. For the years ended January 3, 2016 and December 28, 2014, we determined that a valuation allowance was needed for all of our net deferred income tax assets, based on the required weight of positive and negative evidence under ASC 740, including consideration of our three-year cumulative losses at that time.
During the year ended January 1, 2017, we evaluated both positive and negative evidence to consider the reversal of the valuation allowance on our net deferred income tax assets and determined in the fourth quarter of fiscal 2016 that there was sufficient positive evidence to conclude that it is more likely than not our deferred income tax assets are realizable. As a result, in the fourth quarter of 2016 we recorded a $30.4 million income tax benefit to release the full valuation allowance against our net deferred income tax assets and an income tax provision for all of 2016 of $2.3 million.
As of January 1, 2017, we had federal net operating loss carryforwards of approximately $61.0 million.
Effect of Minimum Wage Increases
Certain of the states and municipalities in which we operate have increased their minimum wage rates for 2017 and in many cases have also approved additional increases for future periods. Most notably, New York State has increased the minimum wage applicable to our business to $10.75 an hour in 2017 (from $9.75 an hour in 2016) with subsequent annual increases reaching $15.00 an hour by July 1, 2021. Starting in 2015 we have been receiving New York State minimum wage tax credits that partially offset these additional labor costs. These tax credits diminish over the next few years and currently totals approximately $500,000 per year. We had 131 restaurants in New York State at January 1, 2017. We typically attempt to offset the effects of wage inflation, at least in part, through periodic menu price increases. However, no assurance can be given that we will be able to offset these wage increases in the future.
Refinancing of Indebtedness and Amendment to Our Senior Credit Facility
On January 13, 2017, we entered into an amendment to our senior credit facility that, among other things, increased the aggregate maximum revolving credit borrowings by $18.0 million to a total of $73.0 million.
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

Results of Operations
The following table sets forth, for the years ended January 1, 2017, January 3, 2016, and December 28, 2014 selected operating results as a percentage of total restaurant sales:

	Year Ended
	January 1, 2017	January 3, 2016	December 28, 2014
Costs and expenses (all restaurants):
Cost of sales	26.5%	28.0%	30.3%
Restaurant wages and related expenses	31.6%	31.2%	31.7%
Restaurant rent expense	6.9%	6.8%	7.1%
Other restaurant operating expenses	15.8%	15.8%	16.4%
Advertising expense	4.4%	3.8%	4.0%
General and administrative expenses	5.8%	5.9%	5.8%
Fiscal 2016 compared to Fiscal 2015
In 2016, we acquired 56 restaurants from other franchisees and closed seven restaurants, excluding five restaurants closed for relocation within their trade area.
Restaurant Sales. Total restaurant sales in 2016 increased 9.8% to $943.6 million from $859.0 million in 2015. Comparable restaurant sales increased 2.3% due to an increase in average check of 2.6% and offset by a decrease in customer traffic of 0.3%. Comparable restaurant sales in 2015 (on a 53-week basis) increased 7.4%. The effect of menu price increases in 2016 was approximately 2.4%. Comparable restaurant sales in 2016 increased 2.3% at both our legacy restaurants and acquired restaurants (primarily our 2014 acquisitions). Sales from the acquired restaurants were $243.1 million in 2016. The extra week in 2015 contributed restaurant sales of $16.0 million.
Operating Costs and Expenses (percentages stated as a percentage of total restaurant sales unless otherwise noted). Cost of sales decreased to 26.5% in 2016 from 28.0% in 2015 due primarily to lower commodity costs (1.1%), which included a 14.0% decrease in beef prices compared to the prior year, the effect of menu price increases (0.7%) and the continued improvement in restaurant-level food and cash controls at our acquired restaurants, partially offset by higher promotional discounting.
Restaurant wages and related expenses increased to 31.6% in 2016 from 31.2% in 2015 due primarily to higher hourly labor rates partially offset by lower restaurant-level incentive bonus accruals (0.2%).
Restaurant rent expense increased slightly to 6.9% in 2016 from 6.8% in 2015 due to lower amortization of deferred gains on sale-leaseback transactions.
Other restaurant operating expenses were 15.8% in both 2016 and 2015.
Advertising expense increased to 4.4% in 2016 from 3.8% in 2015 due primarily to the expiration of advertising credits at the end of 2015 that were associated with 2012 BKC restaurant equipment initiatives and an increase in local advertising in certain of our markets.
Restaurant-Level EBITDA. As a result of the factors above and the acquisition of 111 restaurants since the beginning of 2015, Restaurant-Level EBITDA increased 13% to $140.6 million in 2016 compared to $124.5 million in 2015. The extra week in 2015 contributed an additional $4.4 million in Restaurant-Level EBITDA. For a reconciliation between income (loss) from operations to Restaurant-Level EBITDA see page 42.

	Year ended
	January 1, 2017	% (1)	January 3, 2016	% (1)
	(in thousands of dollars)
Restaurant Sales:
Legacy restaurants	$700,532		$701,454
Acquired restaurants	243,051		157,550
Total	$943,583		$859,004

Restaurant-Level EBITDA and Margin:
Legacy restaurants	$111,189	15.9%	$107,093	15.3%
Acquired restaurants	29,457	12.1%	17,427	11.1%
Total	$140,646	14.9%	$124,520	14.5%
(1) Restaurant-Level EBITDA margin is calculated as a percentage of restaurant sales for each respective group of restaurants.
Restaurant-Level EBITDA margin increased by 0.6% at our legacy restaurants due primarily to lower beef prices, a 2.3% increase in comparable restaurant sales, lower utility costs and lower restaurant bonuses partially offset by higher advertising costs as discussed above.
Restaurant-Level EBITDA margin for our acquired restaurants increased 1.0% due to similar factors and also from a comparable restaurant sales increase of 2.3% (primarily our 2014 acquisitions), higher vendor rebates and continued improvement in food and cash controls. Restaurant-Level EBITDA margin for our acquired restaurants is lower than our legacy restaurants due to the effect of lower average restaurant sales volumes on fixed operating expenses, including fixed labor costs, rent and utility costs.
General and Administrative Expenses. General and administrative expenses increased $4.4 million in 2016 to $55.0 million however, as a percentage of total restaurant sales, decreased to 5.8% in 2016 from 5.9% in 2015. The increase in total general and administrative expenses was due primarily to additional field management and restaurant manager training costs related to the 2016 and 2015 acquisitions, higher acquisition costs of $0.7 million and an increase in stock-based compensation expense of $0.6 million partially offset by a decrease in administrative bonuses of $1.8 million.
Adjusted EBITDA. As a result of the factors above Adjusted EBITDA increased 16.6% to $89.5 million in 2016 from $76.7 million in 2015. For a reconciliation between net income (loss) and EBITDA and Adjusted EBITDA see page 42.
Depreciation and Amortization. Depreciation and amortization expense increased to $47.3 million in 2016 from $39.8 million in 2015 due primarily to our ongoing restaurant remodeling initiatives and our acquisition of restaurants in 2015 and 2016.
Impairment and Other Lease Charges. Impairment and other lease charges were $2.4 million in 2016 and included $0.9 million of capital expenditures at previously impaired restaurants, $0.2 million related to initial impairment charges for four underperforming restaurants and non-cash losses of $1.2 million associated with the sale-leaseback of seven restaurant properties.
Interest Expense. Interest expense decreased to $18.3 million in 2016 from $18.6 million in 2015 due to our refinancing in the second quarter of 2015 discussed above. The weighted average interest rate on our long-term debt, excluding lease financing obligations, was 7.9% in 2016 compared to 8.9% in 2015.
Income Taxes. As discussed above we reversed the valuation allowance on all of our net deferred income tax assets in 2016 resulting in a tax benefit of $30.4 million. Excluding the valuation allowance reversal, we recorded a provision for income taxes in 2016 of $2.3 million. The 2016 effective tax rate of 13.2%, exclusive of the valuation allowance reversal, is lower than the statutory tax rate primarily due to employment tax credits.

Net Income. As a result of the above, net income was $45.5 million in 2016, or $1.01 per diluted share, compared to net income of $4,000 in 2015, or $0.00 per diluted share.
Fiscal 2015 Compared to Fiscal 2014
In 2015, we acquired 55 restaurants from other franchisees, closed 23 restaurants and sold one restaurant.
Restaurant Sales. Total restaurant sales in 2015 increased 24.0% to $859.0 million from $692.8 million in 2014. Comparable restaurant sales (on a 53-week basis) increased 7.4% due to an increase in average check of 3.5% and increase in customer traffic of 3.9%. The effect of menu price increases in 2015 was approximately 2.9%. Comparable restaurant sales (on a 53-week basis) increased 6.6% at our legacy restaurants and increased 8.5% at our 2012 acquired restaurants. Sales from the restaurants we acquired in 2014 and 2015 were $157.6 million in 2015. The extra week in 2015 contributed restaurant sales of $16.0 million.
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
Restaurant-Level EBITDA. As a result of the factors above, the acquisition of 178 restaurants in 2014 and 2015 and an additional $4.4 million of restaurant EBITDA in the extra week before general and administrative costs of $0.4 million, Restaurant-Level EBITDA increased to $124.5 million in 2015 from $73.0 million in 2014. For a reconciliation between income (loss) from operations to Restaurant-Level EBITDA see page 42.

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
General and Administrative Expenses. General and administrative expenses increased $10.5 million in 2015 to $50.5 million and, as a percentage of total restaurant sales, increased to 5.9% in 2015 from 5.8% in 2014 due to an increase in administrative bonuses of $6.7 million and incremental field management and training costs associated with the 2014 and 2015 acquired restaurants.
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
Net Income (Loss). As a result of the above, net income was $4,000 in 2015, or $0.00 per diluted share, compared to a net loss of $38.1 million in 2014, or $1.23 per diluted share.

Reconciliations of net income (loss) to EBITDA, Adjusted EBITDA and Adjusted net income (loss) and income (loss) from operations to Restaurant-Level EBITDA for the years ended January 1, 2017, January 3, 2016, and December 28, 2014 are as follows (in thousands):

	Year Ended
	January 1, 2017	January 3, 2016	December 28, 2014
Reconciliation of EBITDA and Adjusted EBITDA:
Net income (loss)	$45,472	$4	$(38,117)
Provision (benefit) for income taxes	(28,085)	—	11,765
Interest expense	18,315	18,569	18,801
Depreciation and amortization	47,295	39,845	36,923
EBITDA	82,997	58,418	29,372
Impairment and other lease charges	2,355	3,078	3,541
Acquisition costs (1)	1,853	1,168	1,915
Gains on partial condemnation and fires (2)	(1,603)	—	—
Litigation settlement (3)	1,850	—	—
Stock compensation expense	2,053	1,438	1,180
Loss on extinguishment of debt	—	12,635	—
Adjusted EBITDA	$89,505	$76,737	$36,008

Reconciliation of Restaurant-Level EBITDA:
Income (loss) from operations	$35,702	$31,208	$(7,551)
Add:
General and administrative expenses	54,956	50,515	40,001
Depreciation and amortization	47,295	39,845	36,923
Impairment and other lease charges	2,355	3,078	3,541
Other expense (income)	338	(126)	47
Restaurant-Level EBITDA	$140,646	$124,520	$72,961

Reconciliation of Adjusted net income (loss):
Net income (loss)	$45,472	$4	$(38,117)
Add:
Loss on extinguishment of debt	—	12,635	—
Impairment and other lease charges	2,355	3,078	3,541
Acquisition costs (1)	1,853	1,168	1,915
Gains on partial condemnation and fires (2)	(1,603)	—	—
Litigation settlement (3)	1,850	—	—
Income tax effect on above adjustments (4)	(1,693)	(6,415)	(2,073)
Deferred income tax valuation allowance provision (benefit) (5)	(30,374)	2,959	24,326
Adjusted net income (loss)	$17,860	$13,429	$(10,408)
Adjusted diluted net earnings (loss) per share (6)	$0.40	$0.30	$(0.34)

(1)
Acquisition costs for the periods presented include primarily legal and professional fees incurred in connection with restaurant acquisitions, which were included in general and administrative expense.

(2)
Includes gains of $1.2 million related to insurance recoveries from fires at two of our restaurants and a gain of $0.5 million related to a settlement for a partial condemnation on one of our operating restaurant properties.

(3)	Includes an expense of $1.85 million from a litigation settlement.

(4)	The income tax effect related to all adjustments, other than the deferred income tax valuation allowance provision (benefit), was calculated using an effective income tax rate of 38%.

(5)
Reflects the removal of the income tax provision recorded for the establishment of a valuation allowance on all our net deferred income tax assets during the years ended December 28, 2014 and January 3, 2016 and the income tax benefit recorded for its subsequent reversal during the year ended January 1, 2017.

(6)	Adjusted diluted net earnings (loss) per share is calculated based on Adjusted net income (loss) and the diluted weighted average common shares outstanding for the respective periods.
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
On January 13, 2017, we entered into an amendment to our senior credit facility to, among other things, increase the aggregate maximum revolving credit borrowings by $18.0 million to a total of $73.0 million.
Interest payments under our debt obligations, capital expenditures, including our remodeling and new restaurant development initiatives in 2017, payments of royalties and advertising to BKC and payments related to our lease obligations represent significant liquidity requirements for us as well as any discretionary expenditures for the acquisition of additional Burger King restaurants. We believe cash generated from our operations and availability of revolving credit borrowings under our amended senior credit facility will provide sufficient cash availability to cover our anticipated working capital needs, capital expenditures and debt service requirements for the next twelve months.
Operating activities. Net cash provided from operating activities for the years ended January 1, 2017, January 3, 2016 and December 28, 2014 was $62.3 million, $70.7 million and $14.7 million, respectively. Net cash provided by operating activities in 2016 decreased by $8.4 million compared to 2015 due primarily to a decrease in cash from the changes in the components of working capital of $20.3 million partially offset by an increase in Adjusted EBITDA of $12.8 million.
Net cash provided from operating activities in 2015 increased by $56.0 million compared to 2014 due primarily to an increase in net income of $38.1 million and $15.1 million in cash provided from the changes in the components of working capital, due in part from higher incentive bonus accruals at January 3, 2016.
Investing activities. Net cash used for investing activities from continuing operations for the years ended January 1, 2017, January 3, 2016 and December 28, 2014 was $96.2 million, $103.4 million and $68.0 million, respectively.
As discussed above, in 2016, we acquired 56 restaurants in seven transactions for a total cash purchase price of $48.1 million. In 2015, we acquired 55 restaurants in eight transactions for total cash purchase price of $52.8 million and in 2014 we acquired 123 restaurants in five transactions for total cash purchase price of $52.2 million.
Capital expenditures are a large component of our investing activities and include: (1) new restaurant development, which may include the purchase of real estate; (2) restaurant remodeling, which includes the renovation or rebuilding of the interior and exterior of our existing restaurants in connection with franchise agreement renewals; (3) other restaurant capital expenditures, which include capital maintenance expenditures for the ongoing reinvestment and enhancement of our restaurants, and from time to time, to support BKC’s initiatives; and (4) corporate and restaurant information systems, including expenditures for our point-of-sale software for restaurants that we acquire.

The following table sets forth our capital expenditures for the periods presented (dollar amounts in thousands):

Year Ended January 1, 2017:
New restaurant development	$8,228
Restaurant remodeling	65,767
Other restaurant capital expenditures	15,168
Corporate and restaurant information systems	4,936
Total capital expenditures	$94,099
Number of new restaurant openings including relocations	4
Year Ended January 3, 2016:
New restaurant development	$574
Restaurant remodeling	41,582
Other restaurant capital expenditures	10,772
Corporate and restaurant information systems	3,920
Total capital expenditures	$56,848
Number of new restaurant openings including relocations	—
Year Ended December 28, 2014:
New restaurant development	$1,696
Restaurant remodeling	38,197
Other restaurant capital expenditures	6,720
Corporate and restaurant information systems	5,397
Total capital expenditures	$52,010
Number of new restaurant openings including relocations	1
Investing activities also included sale-leaseback transactions related to our restaurant properties, primarily related to fee-owned properties acquired in restaurant acquisitions, the net proceeds from which were $53.6 million in 2016, $9.1 million in 2015 and $19.6 million in 2014. The net proceeds from these sales were used to fund our remodeling initiatives and other cash requirements or to reduce outstanding borrowings under our senior credit facility.
We also had expenditures related to the purchase of restaurant properties to be sold in sale-leaseback transactions of $9.0 million in 2016, $3.5 million in 2015 and $3.4 million in 2014.
Investing activities in 2014 also included the release of $20.0 million of restricted cash that was previously required as collateral for our obligations under our senior credit facility.
Financing activities. Net cash provided from financing activities for the year ended January 1, 2017 was $13.7 million and due primarily to net revolving credit borrowings of $13.5 million in 2016.
Net cash provided from financing activities for the year ended January 3, 2016 was $33.8 million due primarily to the refinancing in 2015.
Net cash provided from financing activities for the year ended December 28, 2014 was $66.2 million due primarily from a public offering of our common stock which generated net cash proceeds of $67.3 million.
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
The indenture governing the 8% Notes includes certain covenants, including limitations and restrictions on our and our subsidiaries who are guarantors under such indenture to, among other things: incur indebtedness or issue preferred stock; incur liens; pay dividends or make distributions in respect of capital stock or make certain other restricted payments or investments; sell assets; agree to payment restrictions affecting certain subsidiaries; enter into transaction with affiliates; or merge, consolidate or sell substantially all of our assets. We were in compliance as of January 1, 2017 with the restrictive covenants of the indenture governing the 8% Notes.
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
Senior Credit Facility. On May 30, 2012, we entered into a senior credit facility, which was amended on January 13, 2017 to provide for aggregate revolving credit borrowings of up to $73.0 million (including $20.0 million available for letters of credit). The amended senior credit facility also provides for potential incremental borrowing increases of up to $25.0 million, in the aggregate, and will mature on February 12, 2021.
At January 1, 2017 there were revolving credit borrowings outstanding of $13.5 million and $12.8 million of letters of credit issued under the amended senior credit facility. After reserving for outstanding revolving credit borrowings and issued letters of credit at January 12, 2017, $42.4 million was available for revolving credit borrowings under the amended senior credit facility.
Borrowings under the amended senior credit facility bear interest at a rate per annum, at our option, based on (all terms as defined in our amended senior credit facility):
(i) the Alternate Base Rate plus the applicable margin of 1.75% to 2.75% based on the our Adjusted Leverage Ratio, or
(ii) the LIBOR Rate plus the applicable margin of 2.75% to 3.75% based on the our Adjusted Leverage Ratio.
At January 1, 2017, our Alternate Base Rate margin was 1.75% and our LIBOR Rate margin was 2.75% based on our Adjusted Leverage Ratio.
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
The amended senior credit facility contains certain covenants, including without limitation, those limiting our and our subsidiaries' ability to, among other things, incur indebtedness, incur liens, sell or acquire assets or businesses, change the character of its business in all material respects, engage in transactions with related parties, make certain investments, make certain restricted payments or pay dividends. In addition, the amended senior credit facility requires us to meet certain financial ratios, including a Fixed Charge Coverage Ratio, Adjusted Leverage Ratio and First Lien Leverage Ratio (all as defined under the amended senior credit facility). We were in compliance with the covenants under our senior credit facility at January 1, 2017.
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
Contractual Obligations
The following table summarizes our contractual obligations and commitments as of January 1, 2017 (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Long-term debt obligations, including interest (1)	$304,563	$16,743	$33,485	$46,335	$208,000
Capital lease obligations, including interest (2)	8,205	2,067	4,141	1,659	338
Operating lease obligations (3)	917,699	62,739	122,141	117,274	615,545
Lease financing obligations, including interest (4)	5,973	216	435	439	4,883
Total contractual obligations	$1,236,440	$81,765	$160,202	$165,707	$828,766

(1)
Our long term debt at January 1, 2017 included $200.0 million of 8% Notes and $13.5 million of revolving credit borrowings. Total interest payments on our Notes of $88.0 million for all years presented are included at the coupon rate of 8%. Interest payments on our outstanding revolving credit borrowings are variable in nature and have been calculated using an assumed interest rate of 5.5% for each year (See Item 7A. Quantitative and Qualitative Disclosures about Market Risks - Interest Rate Risks).

(2)	Includes total interest of $1.2 million for all years presented.

(3)
Represents the aggregate minimum lease payments under operating leases. Many of our leases also require contingent rent based on a percentage of sales in addition to the minimum base rent and require expenses incidental to the use of the property all of which have been excluded from this table.

(4)	Includes total interest of $3.0 million for all years presented.
We have not included obligations under our postretirement medical benefit plans in the contractual obligations table as our postretirement plan is not required to be funded in advance, but is funded as retiree medical claims are paid. Also excluded from the contractual obligations table are payments we may make for workers' compensation, general liability and employee healthcare claims for which we pay all claims, subject to annual stop-loss limitations both for individual claims and claims in the aggregate. The majority of our recorded liabilities related to self-insured employee health and insurance plans represent estimated reserves for incurred claims that have yet to be filed or settled. The total of these liabilities was $7.5 million at January 1, 2017.
Future restaurant remodeling obligations to BKC have also been excluded from the table above as well as contractual obligations related to royalties and advertising payable to BKC.
Long-Term Debt Obligations. Refer to Note 8 of our consolidated financial statements for details of our long-term debt.
Lease Guarantees. Fiesta Restaurant Group, Inc. ("Fiesta"), our former wholly-owned subsidiary, was spun-off in 2012 to our stockholders. As of January 1, 2017, we are a guarantor under 27 Fiesta restaurant property leases, with lease terms expiring on various dates through 2030, and we are the primary lessee on five Fiesta restaurant property leases, which we sublease to Fiesta. We are fully liable for all obligations under the terms of the leases in the event that Fiesta fails to pay any sums due under the lease, subject to indemnification provisions of the separation and distribution agreement entered into in connection with the spin-off.

The maximum potential liability for future rental payments we could be required to make under these leases at January 1, 2017 was $25.2 million. The obligations under these leases will generally continue to decrease over time as these operating leases expire. No payments have been made to date and none are expected to be required to be made in the future. We have not recorded a liability for those guarantees in accordance with ASC 460 - Guarantees as Fiesta has indemnified us for all such obligations and we did not believe it was probable we would be required to perform under any of the guarantees or direct obligations.
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
Sales recognition at our restaurants is straightforward as customers pay for products at the time of sale and inventory turns over very quickly. Payments to vendors for products sold in the restaurants are generally settled within 30 days. The earnings reporting process is covered by our system of internal controls and generally does not require significant management estimates and judgments. However, critical accounting estimates and judgments, as noted below, are inherent in the assessment and recording of the fair market values of acquired restaurant assets and liabilities, insurance liabilities, the valuation of deferred income tax assets, assessing impairment of long-lived assets and lease accounting matters. While we apply our judgment based on assumptions believed to be reasonable under the circumstances, actual results could vary from these assumptions. It is possible that materially different amounts would be reported using different assumptions.
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
Insurance Liabilities. The amount of liability we record for claims related to insurance requires us to make judgments about the amount of expenses that will ultimately be incurred. We are insured for certain losses related to workers’ compensation, general liability and medical insurance claims under policies where we pay all claims, subject to annual stop-loss insurance limitations both for individual claims and claims in the aggregate. We record insurance liabilities based on historical trends, which are continually monitored, and adjust accruals as warranted by changing circumstances. Since there are estimates and assumptions inherent in recording these insurance liabilities, including the ability to estimate the future development of incurred claims based on historical claims experience and loss reserves, current claim data, and the severity of the claims, differences between actual future events and prior estimates and assumptions could result in adjustments to these liabilities. As of January 1, 2017, we had $7.5 million accrued for these insurance claims.
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
Valuation of Deferred Income Tax Assets. We perform an assessment of positive and negative evidence regarding the realization of our net deferred income tax assets as required by ASC 740. Under ASC 740, the weight given to negative and positive evidence is commensurate only to the extent that such evidence can be objectively verified. ASC 740 also prescribes that objective historical evidence be given greater weight than subjective evidence, including our forecasts of future taxable income, which include assumptions that cannot be objectively verified. Based on our evaluation of positive evidence in 2016 we reversed the valuation allowance established in 2014 and 2015 on all of our net deferred income tax assets. We will continue to monitor and evaluate the positive and negative evidence considered in arriving at the above conclusion, in order to assess whether such conclusion remains appropriate in future periods.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are exposed to market risk associated with fluctuations in interest rates, primarily limited to our senior credit facility. At January 1, 2017, there were outstanding revolving credit borrowings of $13.5 million under our senior credit facility. A 1% change in interest rates would have resulted in a nominal change to interest expense for the year ended January 1, 2017.
Borrowings under the senior credit facility bear interest at a rate per annum, at our option, based on (all terms as defined in our amended senior credit facility):

(i) the Alternate Base Rate plus the applicable margin of 1.75% to 2.75% based on our Adjusted Leverage Ratio, or
(ii) the LIBOR Rate plus the applicable margin of 2.75% to 3.75% based on our Adjusted Leverage Ratio.
At January 1, 2017 our Alternate Base Rate margin was 1.75% and our LIBOR Rate margin was 2.75%.
Commodity Price Risk
We are exposed to market price fluctuations in beef and other food product prices caused by weather, market conditions and other factors which are not considered predictable or within our control. Given the historical volatility of beef and other food product prices, this exposure can impact our food and beverage costs. Although many of the products purchased are subject to changes in commodity prices, certain purchasing contracts or pricing arrangements have been negotiated in advance to minimize price volatility. Where possible, these types of purchasing techniques to control costs are used as an alternative to using financial instruments to hedge commodity prices. In many cases, we believe we will be able to address commodity cost increases that are significant and appear to be long-term in nature by adjusting our menu pricing. However, long-term increases in commodity prices may result in lower restaurant-level operating margins.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements and supplementary data of Carrols Restaurant Group, Inc. required by this Item are described in Item 15 of this Annual Report on Form 10-K and are presented beginning on page F-1.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
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
Evaluation of Disclosure Controls and Procedures. We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 1, 2017.
Changes in Internal Control over Financial Reporting. No changes occurred in our internal control over financial reporting during the fourth quarter of 2016 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Management has evaluated the effectiveness of its internal control over financial reporting as of January 1, 2017 based on the criteria set forth in a report entitled Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, we have concluded that, as of January 1, 2017, our internal control over financial reporting was effective based on those criteria.
Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on the effectiveness of our internal control over financial reporting and their report is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Carrols Restaurant Group, Inc.
Syracuse, New York

We have audited the internal control over financial reporting of Carrols Restaurant Group, Inc. and subsidiary (the "Company") as of January 1, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2017, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and consolidated financial statement schedule as of and for the year ended January 1, 2017 of the Company and our report dated March 7, 2017 expressed an unqualified opinion on those consolidated financial statements and consolidated financial statement schedule.

/s/ Deloitte & Touche LLP

Rochester, New York
March 7, 2017

ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Incorporated by reference from our Definitive Proxy Statement to be filed in connection with the 2017 Annual Meeting of Stockholders.
We have adopted a written code of ethics applicable to our directors, officers and employees in accordance with the rules of The NASDAQ Stock Market and the SEC. We make our code of ethics available free of charge through our internet website, www.carrols.com. We will disclose on our website amendments to or waivers from our code of ethics in accordance with all applicable laws and regulations.
ITEM 11. EXECUTIVE COMPENSATION
Incorporated by reference from our Definitive Proxy Statement to be filed in connection with the 2017 Annual Meeting of Stockholders.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated by reference from our Definitive Proxy Statement to be filed in connection with the 2017 Annual Meeting of Stockholders.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated by reference from our Definitive Proxy Statement to be filed in connection with the 2017 Annual Meeting of Stockholders.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Incorporated by reference from our Definitive Proxy Statement to be filed in connection with the 2017 Annual Meeting of Stockholders.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a) (1) Financial Statements - Carrols Restaurant Group, Inc. and Subsidiary

(a) (2) Financial Statement Schedule

Schedule	Description	Page

II	Valuation and Qualifying Accounts	F- 31
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

Exhibit
Number	Description
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

10.8	2016 Stock Incentive Plan (incorporated by reference to Appendix A to Carrols Restaurant Group, Inc.'s Definitive Proxy Statement on Schedule 14A filed on April 29, 2016) †
10.9	Form of Change of Control/Severance Agreement (incorporated by reference to Exhibit 10.1 to Carrols Restaurant Group Inc.'s Current Report on Form 8-K filed on June 7, 2013) †
10.10	Form of Change of Control and Severance Agreement (incorporated by reference to Exhibit 10.2 to Carrols Restaurant Group Inc.'s Current Report on Form 8-K filed on June 7, 2013) †
10.11
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
10.12
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

10.13
Employment Agreement dated as of December 22, 2011 among Carrols Restaurant Group, Inc., Carrols LLC and Daniel T. Accordino (incorporated by reference to Exhibit 10.1 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on December 27, 2011) †

10.14
First Amendment to Employment Agreement, dated as of September 6, 2013, among Carrols Restaurant Group, Inc., Carrols LLC and Daniel T. Accordino (incorporated by reference to Exhibit 10.1 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on September 11, 2013) †

10.15
Amended and Restated Carrols Corporation and Subsidiaries Deferred Compensation Plan dated December 1, 2008 (incorporated by reference to Exhibit 10.23 to Carrols Restaurant Group's and Carrols Corporation's 2008 Annual Report on Form 10-K) †

10.16
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

10.20
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

10.25
First Amendment to Credit Agreement dated as of December 19, 2014 among Carrols Restaurant Group, Inc., the guarantors named therein, the lenders named therein and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on December 22, 2014)

10.26
First Amendment to Operating Agreement dated as of January 26, 2015, between Carrols LLC and Burger King Corporation (incorporated by reference to Exhibit 10.25 to Carrols Restaurant Group, Inc.'s Annual Report on Form 10-K filed on March 4, 2015)

Exhibit
Number	Description
10.27
Second Lien Security Agreement, dated as of April 29, 2015, among Carrols Restaurant Group, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as collateral agent (incorporated by reference to Exhibit 10.1 to Carrols Restaurant Group, Inc.'s Quarterly Report on Form 10-Q filed on May 6, 2015)

10.28
Second Amendment to Credit Agreement and First Amendment to Security Agreement, dated as of April 29, 2015, among Carrols Restaurant Group, Inc., the guarantors named therein, the lenders named therein and Wells Fargo Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to Carrols Restaurant Group, Inc.'s Quarterly Report on Form 10-Q filed on May 6, 2015)

10.29
Third Amendment to Credit Agreement dated as of February 12, 2016 among Carrols Restaurant Group, Inc., the guarantors named therein, the lenders named therein and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on February 17, 2016)

10.30
Second Amendment to Operating Agreement dated as of December 17, 2015 between Carrols LLC and Burger King Corporation # (incorporated by reference to Exhibit 10.29 to Carrols Restaurant Group, Inc.'s Annual Report on Form 10-K filed on March 9, 2016)

10.31
Fourth Amendment to Credit Agreement dated as of January 13, 2017 among Carrols Restaurant Group, Inc., the guarantors named therein, the lenders named therein and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on January 20, 2017)

14.1
Carrols Restaurant Group, Inc. and Carrols Corporation Code of Ethics (incorporated by reference to Exhibit 14.1 to Carrols Restaurant Group Inc.’s and Carrols Corporation’s 2006 Annual Report on Form 10-K)

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

ITEM 16. FORM 10-K SUMMARY
None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Carrols Restaurant Group, Inc.
Syracuse, New York

We have audited the accompanying consolidated balance sheets of Carrols Restaurant Group, Inc. and subsidiary (the "Company") as of January 1, 2017 and January 3, 2016, and the related consolidated statements of comprehensive income (loss), changes in stockholders' equity, and cash flows for each of the three years in the period ended January 1, 2017. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15(a)2. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and consolidated financial statement schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 1, 2017 and January 3, 2016, and the results of their operations and their cash flows for each of the three years in the period ended January 1, 2017, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of January 1, 2017, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2017 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Rochester, New York
March 7, 2017

CARROLS RESTAURANT GROUP, INC.
CONSOLIDATED BALANCE SHEETS
AS OF JANUARY 1, 2017 AND JANUARY 3, 2016
(In thousands of dollars, except share and per share amounts)

	January 1, 2017	January 3, 2016
ASSETS
Current assets:
Cash	$2,002	$22,274
Trade and other receivables	7,623	6,161
Inventories	7,761	7,126
Prepaid rent	4,665	4,168
Prepaid expenses and other current assets	7,465	5,266
Refundable income taxes	153	—
Total current assets	29,669	44,995
Property and equipment, net (Note 3)	247,847	220,114
Franchise rights, net (Note 4)	134,153	118,881
Goodwill (Note 4)	22,869	20,438
Franchise agreements, at cost less accumulated amortization of $9,734 and $8,471, respectively	19,591	15,467
Favorable leases, net (Note 4)	5,441	5,652
Deferred income taxes (Note 10)	28,841	—
Other assets	1,744	1,709
Total assets	$490,155	$427,256
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt (Note 8)	$1,616	$1,435
Accounts payable	22,445	20,436
Accrued interest	2,676	2,672
Accrued payroll, related taxes and benefits	26,029	27,582
Accrued real estate taxes	5,202	5,117
Other liabilities	10,932	14,012
Total current liabilities	68,900	71,254
Long-term debt, net of current portion and deferred financing costs (Note 8)	215,108	202,042
Lease financing obligations	2,938	1,193
Deferred income—sale-leaseback of real estate (Note 7)	12,271	12,589
Accrued postretirement benefits (Note 17)	4,566	3,060
Unfavorable leases, net (Note 4)	11,686	12,004
Other liabilities (Note 6)	20,030	17,115
Total liabilities	335,499	319,257
Commitments and contingencies (Note 14)
Stockholders’ equity (Note 12):
Preferred stock, par value $.01; authorized 20,000,000 shares, issued and outstanding—100 shares	—	—
Voting common stock, par value $.01; authorized—100,000,000 shares, issued—35,835,800 and 35,508,660 shares, respectively, and outstanding—35,258,579 and 35,039,890 shares, respectively	353	350
Additional paid-in capital	141,133	139,083
Retained earnings (accumulated deficit)	14,514	(30,958)
Accumulated other comprehensive loss (Note 17)	(1,203)	(335)
Treasury stock, at cost	(141)	(141)
Total stockholders’ equity	154,656	107,999
Total liabilities and stockholders’ equity	$490,155	$427,256

The accompanying notes are an integral part of these consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
YEARS ENDED JANUARY 1, 2017, JANUARY 3, 2016 AND DECEMBER 28, 2014
(In thousands of dollars, except share and per share amounts)

	January 1, 2017	January 3, 2016	December 28, 2014
Restaurant sales	$943,583	$859,004	$692,755
Costs and expenses:
Cost of sales	250,112	240,322	209,664
Restaurant wages and related expenses	297,766	267,950	219,718
Restaurant rent expense (Note 7)	64,814	58,096	48,865
Other restaurant operating expenses	148,946	135,874	113,586
Advertising expense	41,299	32,242	27,961
General and administrative (including stock-based compensation expense of $2,053, $1,438, and $1,180, respectively)	54,956	50,515	40,001
Depreciation and amortization	47,295	39,845	36,923
Impairment and other lease charges (Note 5)	2,355	3,078	3,541
Other expense (income) (Notes 9 and 14)	338	(126)	47
Total operating expenses	907,881	827,796	700,306
Income (loss) from operations	35,702	31,208	(7,551)
Interest expense	18,315	18,569	18,801
Loss on extinguishment of debt (Note 8)	—	12,635	—
Income (loss) before income taxes	17,387	4	(26,352)
Provision (benefit) for income taxes (Note 10)	(28,085)	—	11,765
Net income (loss)	$45,472	$4	$(38,117)
Basic and diluted net income (loss) per share (Note 13):	$1.01	$0.00	$(1.23)
Shares used in computing net income (loss) per share:
Basic weighted average common shares outstanding	35,178,329	34,958,847	30,885,275
Diluted weighted average common shares outstanding	44,851,345	44,623,251	30,885,275
Other comprehensive income (loss), net of tax:
Net income (loss)	$45,472	$4	$(38,117)
Change in postretirement benefit obligations, net of tax (Note 17)	(868)	22	(1,059)
Comprehensive income (loss)	$44,604	$26	$(39,176)

The accompanying notes are an integral part of these consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED JANUARY 1, 2017, JANUARY 3, 2016 AND DECEMBER 28, 2014
(In thousands of dollars, except share and per share amounts)

					Retained	Accumulated
				Additional	Earnings	Other		Total
	Common Stock		Preferred	Paid-In	(Accumulated	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Stock	Capital	Deficit)	Income (Loss)	Stock	Equity
Balance at December 29, 2013	23,048,334	$230	$—	$69,258	$7,155	$702	$(141)	$77,204
Stock-based compensation	—	—	—	1,180	—	—	—	1,180
Vesting of non-vested shares and excess tax benefits	278,906	3	—	(3)	—	—	—	—
Issuance of common stock (Note 12)	11,500,000	115	—	67,212	—	—	—	67,327
Net loss	—	—	—	—	(38,117)	—	—	(38,117)
Change in postretirement benefit obligations (Note 17)	—	—	—	—	—	(1,059)	—	(1,059)
Balance at December 28, 2014	34,827,240	348	—	137,647	(30,962)	(357)	(141)	106,535
Stock-based compensation	—	—	—	1,438	—	—	—	1,438
Vesting of non-vested shares and excess tax benefits	212,650	2	—	(2)	—	—	—	—
Net income	—	—	—	—	4	—	—	4
Change in postretirement benefit obligations (Note 17)	—	—	—	—	—	22	—	22
Balance at January 3, 2016	35,039,890	350	—	139,083	(30,958)	(335)	(141)	107,999
Stock-based compensation	—	—	—	2,053	—	—	—	2,053
Vesting of non-vested shares and excess tax benefits	218,689	3	—	(3)	—	—	—	—
Net income	—	—	—	—	45,472	—	—	45,472
Change in postretirement benefit obligations, net of tax benefit of $541 (Note 17)	—	—	—	—	—	(868)	—	(868)
Balance at January 1, 2017	35,258,579	$353	$—	$141,133	$14,514	$(1,203)	$(141)	$154,656

The accompanying notes are an integral part of these consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JANUARY 1, 2017, JANUARY 3, 2016 AND DECEMBER 28, 2014
(In thousands of dollars)

	January 1, 2017	January 3, 2016	December 28, 2014
Cash flows provided from operating activities:
Net income (loss)	$45,472	$4	$(38,117)
Adjustments to reconcile net income (loss) to net cash provided from operating activities:
Loss (gain) on disposals of property and equipment	(549)	364	537
Stock-based compensation	2,053	1,438	1,180
Impairment and other lease charges	2,355	3,078	3,541
Depreciation and amortization	47,295	39,845	36,923
Amortization of deferred financing costs	791	874	1,007
Amortization of deferred gains from sale-leaseback transactions	(1,788)	(2,535)	(1,793)
Deferred income taxes	(28,085)	—	11,548
Loss on extinguishment of debt	—	12,635	—
Changes in other operating assets and liabilities:
Refundable income taxes	(153)	2,416	177
Trade and other receivables	(1,462)	(2,127)	(1,094)
Accounts payable	1,686	2,054	2,194
Accrued interest	4	502	30
Accrued payroll, related taxes and benefits	(1,553)	10,261	(700)
Other	(3,778)	1,893	(726)
Net cash provided from operating activities	62,288	70,702	14,707
Cash flows used for investing activities:
Capital expenditures:
New restaurant development	(8,228)	(574)	(1,696)
Restaurant remodeling	(65,767)	(41,582)	(38,197)
Other restaurant capital expenditures	(15,168)	(10,772)	(6,720)
Corporate and restaurant information systems	(4,936)	(3,920)	(5,397)
Total capital expenditures	(94,099)	(56,848)	(52,010)
Acquisition of restaurants, net of cash acquired (Note 2)	(48,088)	(52,750)	(52,200)
Proceeds from insurance recoveries	1,413	—	—
Proceeds from sales of other assets	—	534	54
Decrease in restricted cash balance (Note 8)	—	—	20,000
Properties purchased for sale-leaseback	(9,046)	(3,513)	(3,412)
Proceeds from sale-leaseback transactions	53,599	9,148	19,565
Net cash used for investing activities	(96,221)	(103,429)	(68,003)
Cash flows provided from financing activities:
Proceeds from issuance of 8% senior secured second lien notes	—	200,000	—
Redemption of 11.25% senior secured second lien notes	—	(159,771)	—
Borrowings under senior credit facility	129,000	—	59,000
Repayments under senior credit facility	(115,500)	—	(59,000)
Principal payments on capital leases	(1,480)	(1,280)	(1,050)
Proceeds from lease financing obligations	1,816	—	—
Financing costs associated with issuance of debt and lease financing obligations	(175)	(5,169)	(62)
Proceeds from public stock offering, net of expenses	—	—	67,327
Net cash provided from financing activities	13,661	33,780	66,215
Net increase (decrease) in cash	(20,272)	1,053	12,919
Cash, beginning of period	22,274	21,221	8,302
Cash, end of period	$2,002	$22,274	$21,221

	January 1, 2017	January 3, 2016	December 28, 2014
Supplemental disclosures:
Interest paid on long-term debt	$17,415	$17,088	$17,659
Interest paid on lease financing obligations	$105	$104	$103
Accruals for capital expenditures	$4,032	$3,779	$4,683
Income taxes paid (refunded), net	$153	$(2,416)	$(41)
Capital lease obligations acquired or incurred	$583	$615	$1,459
Non-cash reduction of capital lease assets and obligation	$—	$—	$1,055

The accompanying notes are an integral part of these consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JANUARY 1, 2017, JANUARY 3, 2016 AND DECEMBER 28, 2014
(In thousands of dollars except share and per share amounts)

1. Basis of Presentation
Business Description. At January 1, 2017 Carrols Restaurant Group, Inc. ("Carrols Restaurant Group") operated, as franchisee, 753 restaurants under the trade name “Burger King®” in 16 Northeastern, Midwestern and Southeastern states.
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
Fiscal Year. The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. The fiscal years ended January 1, 2017 and December 28, 2014 each contained 52 weeks and the fiscal year ended January 3, 2016 contained 53 weeks.
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

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED JANUARY 1, 2017, JANUARY 3, 2016 AND DECEMBER 28, 2014
(In thousands of dollars except share and per share amounts)

Business Combinations. In accordance with ASC 805, the Company allocates the purchase price of an acquired business to its net identifiable assets and liabilities based on the estimated fair values. The excess of the purchase price over the amount allocated to the assets and liabilities, if any, is recorded as goodwill. The Company uses all available information to estimate fair values of identifiable intangible assets and property acquired. In making these determinations, the Company may engage an independent third party valuation specialist to assist with the valuation of certain leasehold improvements, franchise rights and favorable and unfavorable leases.
The Company estimates that the seller's carrying value of acquired restaurant equipment, subject to certain adjustments, and restaurant equipment subject to capital leases is equivalent to fair value of this equipment at the date of the acquisitions. The fair values of assumed franchise agreements are valued as if the remaining term of the agreement is at the market rate. The fair values of acquired land, buildings and certain leasehold improvements are determined using both the cost approach and market approach. The fair value of the favorable and unfavorable leases acquired, as well as the fair value of land, buildings and leasehold improvements acquired, is measured using significant inputs observable in the open market. The Company categorizes all such inputs as Level 2 inputs under ASC 820. The fair value of acquired franchise rights is determined using the income approach.
On May 30, 2012, the Company acquired 278 Burger King restaurants from Burger King Corporation ("BKC"), including BKC's assignment of its right of first refusal on franchise restaurant transfers in 20 states as follows: Connecticut (except Hartford county), Delaware, Indiana, Kentucky, Maine, Maryland, Massachusetts (except for Middlesex, Norfolk and Suffolk counties), Michigan, New Hampshire, New Jersey, New York (except for Bronx, Kings, Nassau, New York, Queens, Richmond, Suffolk and Westchester counties), North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina, Vermont, Virginia, Washington DC and West Virginia, (the "ROFR") pursuant to an operating agreement with BKC dated May 30, 2012, and as amended on January 26, 2015 and December 17, 2015.
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
Impairment of Long-Lived Assets. The Company assesses the recoverability of property and equipment, franchise rights and other intangible assets by determining whether the carrying value of these assets can be recovered over their respective remaining useful lives through undiscounted future operating cash flows. Impairment is reviewed whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable.
Deferred Financing Costs. Financing costs incurred in obtaining long-term debt and lease financing obligations are capitalized and amortized over the life of the related obligation as interest expense using the effective interest

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED JANUARY 1, 2017, JANUARY 3, 2016 AND DECEMBER 28, 2014
(In thousands of dollars except share and per share amounts)

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
Insurance. The Company is self-insured for workers’ compensation, general liability and medical insurance claims under policies where it pays all claims, subject to stop-loss limitations both for individual claims and in certain cases claims in the aggregate. Losses are accrued based upon the Company’s estimates of the aggregate liability for claims based on Company experience and other methods used to measure such estimates. The Company does not discount any of its self-insurance obligations.
Fair Value of Financial Instruments. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. In determining fair value, the accounting standards establish a three level hierarchy for inputs used in measuring fair value as follows: Level 1 inputs are quoted prices in active markets for identical assets or liabilities; Level 2 inputs are observable for the asset or liability, either directly or indirectly, including quoted prices in active markets for similar assets or liabilities; and Level 3 inputs are unobservable and reflect our own assumptions. Financial instruments include cash, trade and other receivables, accounts payable and long-term debt. The carrying amounts of cash, trade and other receivables and

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED JANUARY 1, 2017, JANUARY 3, 2016 AND DECEMBER 28, 2014
(In thousands of dollars except share and per share amounts)

accounts payable approximate fair value because of the short-term nature of these financial instruments. The fair value of the Carrols Restaurant Group 8.0% Senior Secured Second Lien Notes due 2022 is based on a recent trading value, which is considered Level 2, and at January 1, 2017 and January 3, 2016 was approximately $216.5 million and $212.0 million, respectively.
Fair value measurements of non-financial assets and non-financial liabilities are primarily used in the impairment analysis of long-lived assets, goodwill and intangible assets. Long-lived assets and definite-lived intangible assets are measured at fair value on a nonrecurring basis using Level 3 inputs. As described in Note 5, the Company recorded long-lived asset impairment charges of $1.0 million, $1.5 million and $2.6 million during the years ended January 1, 2017, January 3, 2016 and December 28, 2014, respectively.
Stock-Based Compensation. The Company has an incentive stock plan under which incentive stock options, non-qualified stock options and non-vested shares may be granted to employees and non-employee directors. On an annual basis, the Company has granted non-vested shares under this plan. Non-vested shares granted to corporate employees generally vest on a straight-line basis over three or four years and non-vested shares granted to non-employee directors generally vest on a straight-line basis over three to five years.
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
Recently Issued Accounting Pronouncements Not Yet Adopted. In February 2016, the FASB issued ASU No. 2016-02, Leases. This ASU is intended to improve the reporting of leasing transactions to provide users of financial statements with more decision-useful information. This ASU will require organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, using a modified retrospective approach. Early adoption is permitted. The Company is evaluating the potential impact that adoption will have on its consolidated financial statements, but expects it will have a material impact on its consolidated balance sheet as it will record assets and obligations for current operating leases.
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718). The pronouncement was issued to simplify the accounting for share-based payment transactions, including income tax consequences, the classification of awards as either equity or liabilities, and the classification on the statement of cash flows. This pronouncement is effective for reporting periods beginning after December 15, 2016.  The guidance will be applied either prospectively, retrospectively or using a modified retrospective transition method, depending on the area covered in this update. Upon adoption, any future excess tax benefits or deficiencies will be recorded to the

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED JANUARY 1, 2017, JANUARY 3, 2016 AND DECEMBER 28, 2014
(In thousands of dollars except share and per share amounts)

provision for income taxes in the consolidated statement of income, instead of additional paid-in capital in the consolidated balance sheet. Additionally, excess tax benefits will be classified as operating activities in the consolidated statement of cash flow instead of in financing activities as required under the current guidance. The Company has not selected a transition method but does not expect the provisions of ASU 2016-09 to have a material impact on the Company’s consolidated financial statements.
Subsequent Events. The Company reviewed and evaluated subsequent events through the issuance date of the Company’s consolidated financial statements. On February 28, 2017, the Company acquired 43 Burger King restaurants located in and around the Cincinnati, Ohio market for a cash purchase price of $20.4 million, which included inventory, restaurant equipment and intangible assets.
2. Acquisitions
2016 Acquisitions
During the year ended January 1, 2017, the Company acquired a total of 56 restaurants from other franchisees, which are referred to as the "2016 acquired restaurants", in the following transactions:

Closing Date		Number of Restaurants	Purchase Price	Number of Fee-Owned Restaurants (1)	Market Location
February 23, 2016	(2)	12	$7,127		Scranton/Wilkes-Barre, Pennsylvania
May 25, 2016		6	12,080	5	Detroit, Michigan
July 14, 2016	(2)	4	5,445	3	Detroit, Michigan
August 23, 2016		7	8,755	6	Portland, Maine
October 4, 2016		3	1,623		Raleigh, North Carolina
November 15, 2016		17	7,251		Pittsburgh and Johnstown, Pennsylvania
December 1, 2016		7	5,807	1	Columbus, Ohio
		56	$48,088	15

(1)	The 2016 acquisitions included the purchase of 15 fee-owned properties. Fourteen of these fee-owned properties were sold in sale-leaseback transactions during 2016 for net proceeds of $19.1 million.

(2)	Acquisitions resulting from the exercise of the ROFR.

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED JANUARY 1, 2017, JANUARY 3, 2016 AND DECEMBER 28, 2014
(In thousands of dollars except share and per share amounts)

The Company allocated the aggregate purchase price to the net tangible and intangible assets acquired in the acquisitions at their estimated fair values. The following table summarizes the final allocation of the aggregate purchase price for the seven 2016 acquisitions:

Inventory	$558
Land and buildings	19,387
Restaurant equipment	1,599
Restaurant equipment - subject to capital lease	435
Leasehold improvements	2,464
Franchise fees	1,121
Franchise rights	21,202
Favorable leases	390
Deferred taxes	216
Goodwill	2,431
Capital lease obligations for restaurant equipment	(492)
Unfavorable leases	(1,152)
Other liabilities	(71)
Net assets acquired	$48,088
The results of operations for the restaurants acquired are included from the closing date of the respective acquisition. The 2016 acquired restaurants contributed restaurant sales of $28.6 million during the year ended January 1, 2017. It is impracticable to disclose net earnings for the post-acquisition periods as net earnings of these restaurants were not tracked on a collective basis due to the integration of administrative functions, including field supervision. During the year ended January 1, 2017, acquisition costs of approximately $1.6 million related to the 2016 acquisitions were recorded in general and administrative expense.
The pro forma impact on the results of operations for restaurants acquired in 2016 and 2015 is included below. The pro forma results of operations are not necessarily indicative of the results that would have occurred had the restaurants acquired in 2016 and 2015 been consummated at the beginning of the periods presented, nor are they necessarily indicative of any future consolidated operating results. The following table summarizes the Company's unaudited proforma operating results:

	Year Ended
	(52 weeks)		(53 weeks)
	January 1, 2017		January 3, 2016
Restaurant sales	$984,164		$986,935
Net income	$48,264	(1)	$12,078
Basic and diluted net income per share	$1.07		$0.27
(1) Includes a tax benefit of $30.4 million for the reversal of the Company's valuation allowance on its net deferred income tax assets (see Note 10).
This pro forma financial information does not give effect to any anticipated synergies, operating efficiencies or cost savings or any transaction costs related to the 2016 acquired restaurants.

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED JANUARY 1, 2017, JANUARY 3, 2016 AND DECEMBER 28, 2014
(In thousands of dollars except share and per share amounts)

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

(1)
The 2015 acquisitions included the purchase of 16 fee-owned properties. Three of these fee-owned properties were sold in sale-leaseback transactions during the fourth quarter of 2015 for net proceeds of $4.3 million and 12 fee-owned properties were sold in sale-leaseback transactions during 2016 for net proceeds of $17.7 million.

(2)	Acquisitions resulting from the exercise of the ROFR.
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
The results of operations for the restaurants acquired are included from the closing date of the respective acquisition. The 2015 acquired restaurants contributed restaurant sales of $70.4 million and $12.9 million during the years ended January 1, 2017 and January 3, 2016, respectively. It is impracticable to disclose net earnings for the post-acquisition periods as net earnings of these restaurants were not tracked on a collective basis due to the integration of administrative functions, including field supervision. During the years ended January 1, 2017 and January 3, 2016, acquisition costs of approximately $0.2 million and $1.0 million, respectively, related to the 2015 acquisitions were recorded in general and administrative expense.

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED JANUARY 1, 2017, JANUARY 3, 2016 AND DECEMBER 28, 2014
(In thousands of dollars except share and per share amounts)

The pro forma impact on the results of operations for restaurants acquired in 2015 and 2014 is included below. The pro forma results of operations are not necessarily indicative of the results that would have occurred had the acquisitions in 2015 and 2014 been consummated at the beginning of the periods presented, nor are they necessarily indicative of any future consolidated operating results. The following table summarizes the Company's unaudited proforma operating results:

	Year Ended
	(53 weeks)	(52 weeks)
	January 3, 2016	December 28, 2014
Restaurant sales	$918,456	$862,357
Net income (loss)	$6,447	$(27,252)
Basic and diluted net income (loss) per share	$0.14	$(0.88)
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
2014 Acquisitions
During the year ended December 28, 2014, the Company acquired an aggregate of 123 restaurants from other franchisees, which are referred to as the "2014 acquired restaurants", in the following transactions:

Closing Date		Number of Restaurants	Purchase Price	Number of Fee-Owned Restaurants (1)	Market Location
April 30, 2014	(2)	4	$681		Fort Wayne, Indiana
June 30, 2014	(2)	4	3,819	1	Pittsburgh, Pennsylvania
July 22, 2014		21	8,609		Rochester, New York and Southern Tier of Western New York
October 8, 2014	(2)	30	20,330	12	Wilmington and Greenville, North Carolina
November 4, 2014	(3)	64	18,761		Nashville, Tennessee; Indiana and Illinois
		123	$52,200	13

(1)
The 2014 acquisitions included the purchase of 13 fee-owned properties. Ten of these fee-owned properties were sold in sale-leaseback transactions during the fourth quarter of 2014 for net proceeds of $13.0 million and one property was sold in a sale-leaseback transaction in 2015 for net proceeds of $1.1 million.

(2)	Acquisitions resulting from the exercise of the ROFR.

(3)	In connection with the acquisition on November 4, 2014, the Company entered into an agreement with BKC to remodel 46 of the restaurants acquired over a five-year period beginning in 2014.

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED JANUARY 1, 2017, JANUARY 3, 2016 AND DECEMBER 28, 2014
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
The results of operations for the restaurants acquired are included from the closing date of the respective acquisition. The 2014 acquired restaurants and contributed restaurant sales of $144.6 million and $34.0 million in the years ended January 3, 2016 and December 28, 2014, respectively. It is impracticable to disclose net earnings for the post-acquisition periods as net earnings of these restaurants were not tracked on a collective basis due to the integration of administrative functions, including field supervision. During the years ended January 3, 2016 and December 28, 2014, transaction and integration costs of approximately $0.2 million and $1.9 million, respectively, related to the 2014 acquisitions were recorded in general and administrative expense.
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

Year ended
December 28, 2014
Restaurant sales	$793,521
Net loss	$(31,364)
Basic and diluted net loss per share	$(1.02)
This pro forma financial information does not give effect to any anticipated synergies, operating efficiencies or cost savings or any transaction costs related to the 2014 acquired restaurants.
Acquired Intangible Assets
Goodwill recorded in connection with these acquisitions represents costs in excess of fair values assigned to the underlying net assets of acquired restaurants. Acquired goodwill that is expected to be deductible for income tax purposes was $1,803 in 2016, $3,311 in 2015 and $7,221 in 2014. Deferred income tax assets are primarily due to the book and tax bases difference of net favorable and unfavorable leases.

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED JANUARY 1, 2017, JANUARY 3, 2016 AND DECEMBER 28, 2014
(In thousands of dollars except share and per share amounts)

The weighted average amortization period of the intangible assets acquired is as follows:

	2016 Acquisitions	2015 Acquisitions	2014 Acquisitions
Favorable leases	15.4	15.5	13.4
Unfavorable leases	12.0	6.5	15.0
Franchise rights	28.0	26.6	30.4
3. Property and Equipment
Property and equipment at January 1, 2017 and January 3, 2016 consisted of the following:

	January 1, 2017	January 3, 2016
Land	$8,112	$19,126
Owned buildings	9,174	13,625
Leasehold improvements	265,008	215,673
Equipment	203,412	181,283
Assets subject to capital leases	16,948	16,547
	502,654	446,254
Less accumulated depreciation and amortization	(254,807)	(226,140)
	$247,847	$220,114
Assets subject to capital leases primarily pertain to buildings leased for certain restaurant locations and certain leases of restaurant equipment and had accumulated amortization at January 1, 2017 and January 3, 2016 of $11,008 and $9,553, respectively. Depreciation expense for all property and equipment for the years ended January 1, 2017, January 3, 2016 and December 28, 2014 was $39,918, $33,878 and $31,372, respectively.
4. Intangible Assets
Goodwill. The Company is required to review goodwill for impairment annually, or more frequently, when events and circumstances indicate that the carrying amount may be impaired. If the determined fair value of goodwill is less than the related carrying amount, an impairment loss is recognized. The Company performs its annual impairment assessment as of the last day of the fiscal year. In performing its goodwill impairment test, the Company compared the net book value of its reporting unit to its estimated fair value, the latter determined by employing a combination of a discounted cash flow analysis and a market-based approach. There have been no recorded goodwill impairment losses during the years ended January 1, 2017, January 3, 2016 and December 28, 2014.

Goodwill at December 28, 2014	$17,793
Acquisitions of restaurants (Note 2)	2,645
Goodwill at January 3, 2016	20,438
Acquisitions of restaurants (Note 2)	2,431
Goodwill at January 1, 2017	$22,869
Franchise Rights. Amounts allocated to franchise rights for each acquisition of Burger King restaurants are amortized using the straight-line method over the average remaining term of the acquired franchise agreements plus one twenty-year renewal period. The following is a summary of the Company’s franchise rights as of the respective balance sheet dates:

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED JANUARY 1, 2017, JANUARY 3, 2016 AND DECEMBER 28, 2014
(In thousands of dollars except share and per share amounts)

	January 1, 2017		January 3, 2016
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Franchise rights	$227,952	$93,799	$206,750	$87,869
Amortization expense related to franchise rights for the years ended January 1, 2017, January 3, 2016 and December 28, 2014 was $5,930, $4,685 and $4,366, respectively, and the Company expects annual amortization to be $6,241 in each of the next five fiscal years. No impairment charges were recorded related to the Company’s franchise rights during the years ended January 1, 2017, January 3, 2016 and December 28, 2014.
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

	January 1, 2017		January 3, 2016
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Favorable leases	$7,201	$1,760	$6,991	$1,339
Unfavorable leases	$16,329	$4,643	$15,448	$3,444
The net reduction of rent expense related to the amortization of favorable and unfavorable leases for the years ended January 1, 2017, January 3, 2016 and December 28, 2014 was $869, $799 and $715, respectively, and the Company expects the net reduction of rent expense to be $702 in 2017, $701 in 2018, $628 in 2019, $550 in 2020 and $481 in 2021.
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
During the year ended January 1, 2017 the Company recorded impairment and other lease charges of $2.4 million including $0.9 million of capital expenditures at previously impaired restaurants, $0.2 million related to initial impairment charges for four underperforming restaurants and non-cash losses of $1.2 million associated with the sale-leaseback of seven restaurant properties.
During the year ended January 3, 2016, the Company recorded impairment and other lease charges of $3.1 million including other lease charges of $1.6 million associated with the closure of ten of the Company's restaurants, asset impairment charges of $1.3 million for capital expenditures at previously impaired restaurants and $0.2 million related to initial impairment charges for two underperforming restaurants.

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED JANUARY 1, 2017, JANUARY 3, 2016 AND DECEMBER 28, 2014
(In thousands of dollars except share and per share amounts)

During the year ended December 28, 2014, the Company recorded impairment and other lease charges of $3.5 million including other lease charges of $1.0 million associated with the closure of three of the Company's restaurants, impairment charges of $1.1 million for capital expenditures at previously impaired restaurants and $1.4 million related to initial impairment charges for nine underperforming restaurants.
The following table presents the activity in the accrual for closed restaurant locations:

	January 1, 2017	January 3, 2016
Balance, beginning of year	$2,088	$1,721
Provisions for restaurant closures	59	1,472
Changes in estimates of accrued costs	(89)	(95)
Payments, net	(691)	(1,228)
Other adjustments, including the effect of discounting future obligations	146	218
Balance, end of year	$1,513	$2,088
Changes in estimates of accrued costs primarily relate to revisions to certain sublease income assumptions and costs.
6. Other Liabilities, Long-Term
Other liabilities, long-term, at January 1, 2017 and January 3, 2016 consisted of the following:

	January 1, 2017	January 3, 2016
Deferred rent	$11,498	$9,620
Other accrued occupancy costs	3,254	2,581
Accrued workers’ compensation and general liability claims	3,364	3,606
Deferred compensation	1,756	997
Other	158	311
	$20,030	$17,115
Other accrued occupancy costs above include long-term obligations pertaining to closed restaurant locations, contingent rent and unamortized lease incentives.
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
During the years ended January 1, 2017, January 3, 2016 and December 28, 2014, the Company sold 38, 7 and 15 restaurant properties, respectively, in sale-leaseback transactions for net proceeds of $53,599, $9,148 and $19,565, respectively. These leases have been classified as operating leases and generally contain a twenty-year initial term plus renewal options.
Deferred gains from sale-leaseback transactions of restaurant properties of $1,480, $16 and $373 were recognized during the years ended January 1, 2017, January 3, 2016, and December 28, 2014, respectively, and are being amortized over the term of the related leases. The amortization of deferred gains from sale-leaseback transactions was $1,788, $2,535 and $1,793 for the years ended January 1, 2017, January 3, 2016 and December 28, 2014, respectively.

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED JANUARY 1, 2017, JANUARY 3, 2016 AND DECEMBER 28, 2014
(In thousands of dollars except share and per share amounts)

Minimum rent commitments under capital and non-cancelable operating leases at January 1, 2017 were as follows :

Fiscal year ending:	Capital	Operating
December 31, 2017	$2,067	$62,739
December 30, 2018	2,073	61,595
December 29, 2019	2,068	60,546
January 3, 2021	1,367	59,207
January 2, 2022	292	58,067
Thereafter	338	615,545
Total minimum lease payments	8,205	$917,699
Less amount representing interest	(1,166)
Total obligations under capital leases	7,039
Less current portion	(1,616)
Long-term obligations under capital leases	$5,423
Total rent expense on operating leases, including contingent rent on both operating and capital leases, was as follows:

	Year ended
	January 1, 2017	January 3, 2016	December 28, 2014
Minimum rent on real property	$59,076	$53,085	$45,371
Contingent rent on real property	5,738	5,011	3,494
Restaurant rent expense	64,814	58,096	48,865
Administrative and equipment rent	267	276	264
	$65,081	$58,372	$49,129
8. Long-term Debt
Long-term debt at January 1, 2017 and January 3, 2016 consisted of the following:

	January 1, 2017	January 3, 2016
Collateralized:
Carrols Restaurant Group 8% Senior Secured Second Lien Notes	$200,000	$200,000
Senior Credit Facility - Revolving credit borrowings	13,500	—
Capital leases	7,039	8,006
	220,539	208,006
Less: current portion	(1,616)	(1,435)
Less: deferred financing costs	(3,815)	(4,529)
	$215,108	$202,042
8% Notes. On April 29, 2015, the Company issued 200,000 of 8.0% Senior Secured Second Lien Notes due 2022 (the "8% Notes") pursuant to an indenture dated as of April 29, 2015 governing such notes. The 8% Notes mature and are payable on May 1, 2022. Interest is payable semi-annually on May 1 and November 1 commencing November 1, 2015. The 8% Notes are guaranteed by the Company's subsidiaries and are secured by second-priority liens on substantially all of the Company's and its subsidiaries' assets (including a pledge of all of the capital stock and equity interests of its subsidiaries). The Company recorded a loss on debt extinguishment of $12.6 million in the year ended January 3, 2016 due to the repurchase and redemption of its prior 11.25% Senior Secured Second Lien Notes.
The 8% Notes are redeemable at the option of the Company in whole or in part at any time after May 1, 2018 at a price of 104% of the principal amount plus accrued and unpaid interest, if any, if redeemed before May 1, 2019,

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED JANUARY 1, 2017, JANUARY 3, 2016 AND DECEMBER 28, 2014
(In thousands of dollars except share and per share amounts)

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
Senior Credit Facility. On May 30, 2012, the Company entered into a senior credit facility, which was most recently amended on January 13, 2017 to provide for aggregate revolving credit borrowings of up to $73.0 million (including $20.0 million available for letters of credit). As amended, the senior credit facility will mature on February 12, 2021. The amended senior credit facility also provides for potential incremental borrowing increases of up to $25.0 million, in the aggregate. At January 1, 2017, there was $13.5 million of revolving credit borrowings outstanding and $12.8 million of letters of credit issued under the amended senior credit facility. After reserving for issued letters of credit and outstanding revolving credit borrowings at January 13, 2017, $42.4 million was available for revolving credit borrowings under the amended senior credit facility.
Borrowings under the amended senior credit facility bear interest at a rate per annum, at the Company’s option, based on (all terms as defined in the Company's amended senior credit facility):
(i) the Alternate Base Rate plus the applicable margin of 1.75% to 2.75% based on the Company’s Adjusted Leverage Ratio, or
(ii) the LIBOR Rate plus the applicable margin of 2.75% to 3.75% based on the Company’s Adjusted Leverage Ratio.
At January 1, 2017, the Company's Alternate Base Rate margin was 1.75% and the LIBOR Rate margin was 2.75% based on the Company's Adjusted Leverage Ratio at the end of the third quarter of 2016. The interest rate in effect for outstanding borrowings at January 1, 2017 under the Alternate Base Rate option was 5.50%.

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED JANUARY 1, 2017, JANUARY 3, 2016 AND DECEMBER 28, 2014
(In thousands of dollars except share and per share amounts)

On February 12, 2016, the Company entered into the third amendment to the senior credit facility which increased aggregate revolving credit borrowings to $55.0 million, extended the maturity date to February 12, 2021 and amended the definition of applicable margins.
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
The amended senior credit facility contains certain covenants, including without limitation, those limiting the Company’s and its subsidiaries' ability to, among other things, incur indebtedness, incur liens, sell or acquire assets or businesses, change the character of its business in all material respects, engage in transactions with related parties, make certain investments, make certain restricted payments or pay dividends. In addition, the amended senior credit facility requires the Company to meet certain financial ratios, including a Fixed Charge Coverage Ratio, Adjusted Leverage Ratio and First Lien Leverage Ratio (all as defined under the amended senior credit facility). The Company was in compliance with the covenants under its senior credit facility at January 1, 2017.
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
At January 1, 2017, principal payments required on long-term debt, including capital leases, were as follows:

2017	$1,616
2018	1,738
2019	1,859
2020	1,283
2021	13,754
Thereafter	200,289
$220,539
The weighted average interest rate on all debt, excluding lease financing obligations, for the years ended January 1, 2017, January 3, 2016 and December 28, 2014 was 7.9%, 8.9% and 11.2%, respectively. Interest expense on the Company’s long-term debt, excluding lease financing obligations, was $18,208, $18,462 and $18,694 for the years ended January 1, 2017, January 3, 2016 and December 28, 2014, respectively.

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED JANUARY 1, 2017, JANUARY 3, 2016 AND DECEMBER 28, 2014
(In thousands of dollars except share and per share amounts)

9. Other Expense (Income)
In 2016, the Company recorded net gains of $1.2 million related to related to property insurance recoveries from fires at two restaurants, a gain of $0.5 million related to a settlement for a partial condemnation on one of its operating restaurant properties and expense of $1.85 million related to a settlement of litigation as discussed in Note 14.
10. Income Taxes
The provision (benefit) for income taxes was comprised of the following:

	Year ended
	January 1, 2017	January 3, 2016	December 28, 2014
Current:
Federal	$—	$—	$—
State	—	—	217
	—	—	217

Deferred:
Federal	1,297	(2,901)	(11,330)
State	992	(58)	(1,448)
	2,289	(2,959)	(12,778)
Change in valuation allowance	(30,374)	2,959	24,326
Provision (benefit) for income taxes	$(28,085)	$—	$11,765
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED JANUARY 1, 2017, JANUARY 3, 2016 AND DECEMBER 28, 2014
(In thousands of dollars except share and per share amounts)

The components of deferred income tax assets and liabilities at January 1, 2017 and January 3, 2016 were as follows:

	January 1, 2017	January 3, 2016
Deferred income tax assets:
Deferred income on sale-leaseback of certain real estate	$4,714	$4,881
Lease financing obligations	254	242
Postretirement benefit obligations	1,255	1,229
Stock-based compensation expense	599	378
Federal net operating loss carryforwards	21,351	17,696
State net operating loss carryforwards	3,845	3,795
Goodwill and other intangibles, net	2,814	2,639
Occupancy costs	7,460	7,120
Tax credit carryforwards	21,987	13,667
Accrued vacation benefits	2,560	2,314
Accrued workers compensation	1,490	2,087
Accumulated other comprehensive income-postretirement benefits	499	—
Other	2,131	1,869
Gross deferred income tax assets	70,959	57,917
Less: Valuation allowance	—	(30,374)
Net deferred income tax assets	$70,959	$27,543

Deferred income tax liabilities:
Accumulated other comprehensive income-postretirement benefits	$—	$(42)
Inventory and other reserves	(97)	(103)
Property and equipment depreciation	(17,599)	(3,803)
Franchise rights	(24,422)	(23,595)
Total deferred income tax liabilities	$(42,118)	$(27,543)

Carrying value of net deferred income tax assets	$28,841	$—
The Company performs an assessment of positive and negative evidence regarding the realization of its net deferred income tax assets as required by ASC 740. For the years ended January 3, 2016 and December 28, 2014, the Company determined that a valuation allowance was needed for all of its net deferred income tax assets, based on the required weight of positive and negative evidence under ASC 740, including consideration of the Company’s three-year cumulative losses. During the year ended December 28, 2014, the Company recorded income tax expense of $24.3 million due to the establishment of a valuation allowance on its net deferred tax assets and during the year ended January 3, 2016, the Company established an additional valuation allowance of $3.0 million as a result of changes in its net deferred income tax assets.
During the year ended January 1, 2017, the Company evaluated evidence to consider the reversal of the valuation allowance on its net deferred income tax assets and determined in the fourth quarter of fiscal 2016 that there was sufficient positive evidence to conclude that it is more likely than not its deferred income tax assets are realizable. In determining the likelihood of future realization of the deferred income tax assets as of January 1, 2017, the Company considered both positive and negative evidence and weighted the effect of such evidence based upon its objectivity. As a result, the Company believes that the weight of the positive evidence, including the cumulative income position in the three most recent years (as adjusted for non-recurring items and permanent differences between book and tax) and forecasts for a sustained level of future taxable income, is sufficient to overcome the weight of the negative evidence,

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED JANUARY 1, 2017, JANUARY 3, 2016 AND DECEMBER 28, 2014
(In thousands of dollars except share and per share amounts)

and recorded a $30.4 million tax benefit to release the full valuation allowance against the Company's deferred income tax assets in the fourth quarter of 2016.
The Company's federal net operating loss carryforwards expire beginning in 2033. As of January 1, 2017, the Company had federal net operating loss carryforwards of approximately $61.0 million. The Company’s state net operating loss carryforwards expire beginning in 2017 through 2036.
A reconciliation of the statutory federal income tax benefit to the income tax provision (benefit) for the years ended January 1, 2017, January 3, 2016, and December 28, 2014 was as follows:

	Year ended
	January 1, 2017	January 3, 2016	December 28, 2014
Statutory federal income tax provision (benefit)	$6,085	$1	$(9,223)
State income taxes, net of federal benefit	403	6	(749)
Change in valuation allowance	(30,374)	2,959	24,326
Employment tax credits	(5,408)	(2,710)	(2,291)
Non-deductible expenses	965	—	25
Miscellaneous	244	(256)	(323)
Provision (benefit) for income taxes	$(28,085)	$—	$11,765
The Company's policy is to recognize interest and/or penalties related to uncertain tax positions in income tax expense. At January 1, 2017 and January 3, 2016, the Company had no unrecognized tax benefits and no accrued interest related to uncertain tax positions. The tax years 2013 - 2016 remain open to examination by the major taxing jurisdictions to which the Company is subject. In 2014, the Company concluded an examination of its consolidated federal income tax return for the tax years 2009 through 2012. Although it is not reasonably possible to estimate the amount by which unrecognized tax benefits may increase within the next twelve months due to uncertainties regarding the timing of examinations, the Company does not expect unrecognized tax benefits to significantly change in the next twelve months.
11. Stock-Based Compensation
2016 Stock Incentive Plan. In 2016, the Company adopted a stock plan entitled the 2016 Stock Incentive Plan (the “2016 Plan”) and reserved and authorized a total of 4,000,000 shares of common stock for grant thereunder. As of January 1, 2017, 4,000,000 shares were available for future grant or issuance.
2006 Stock Incentive Plan. In 2006, the Company adopted a stock plan entitled the 2006 Stock Incentive Plan, as amended, (the “2006 Plan”) and reserved and authorized a total of 3,300,000 shares of common stock for grant thereunder. On June 9, 2011, the stockholders approved an amendment to the 2006 Plan increasing the number of shares of common stock available for issuance by an additional 1,000,000 shares. The 2006 Plan expired in 2016 and as of January 1, 2017, no shares were available for future grant or issuance under this plan.
On January 15, 2016, the Company granted 319,000 non-vested shares of stock to officers of the Company. These shares vest and become non-forfeitable 25% per year and are being expensed over their four-year vesting period. In addition, during 2016 the Company issued an aggregate of 8,140 non-vested shares of common stock to non-employee directors. The non-vested stock awards vest over five years at the rate of 20% on each anniversary date of the award, provided that the participant has continuously remained a director of the Company.
Stock-based compensation expense for the years ended January 1, 2017, January 3, 2016, and December 28, 2014 was $2.1 million, $1.4 million and $1.2 million, respectively.

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED JANUARY 1, 2017, JANUARY 3, 2016 AND DECEMBER 28, 2014
(In thousands of dollars except share and per share amounts)

A summary of all non-vested share activity for the year ended January 1, 2017 was as follows:

	Shares	Weighted Average Grant Date Price
Nonvested at January 3, 2016	468,770	$7.40
Granted	327,140	12.28
Vested	$(218,689)	6.71
Nonvested at January 1, 2017	$577,221	10.42
The fair value of the non-vested shares is based on the closing price of the Company's common stock on the date of grant. As of January 1, 2017, total non-vested stock-based compensation expense was approximately $4.5 million and the remaining weighted average vesting period for non-vested shares was 2.6 years.
12. Stockholder's Equity
Preferred Stock. In 2012, Carrols Restaurant Group issued to BKC 100 shares of Series A Convertible Preferred Stock pursuant to a certificate of designation. These shares are convertible into 9,414,580 shares of Carrols Restaurant Group Common Stock ("Carrols Common Stock").
The Preferred Stock ranks senior to Carrols Common Stock with respect to rights on liquidation, winding-up and dissolution of Carrols Restaurant Group. The Preferred Stock is perpetual, will receive any dividends and amounts upon a liquidation event on an as converted basis, does not pay interest and has no mandatory prepayment features.
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
13. Net Income (Loss) per Share
The Company applies the two-class method to calculate and present net income (loss) per share. The Company's non-vested share awards and Series A Convertible Preferred Stock issued to BKC contain non-forfeitable rights to dividends and are considered participating securities for purposes of computing net income (loss) per share pursuant to the two-class method. Under the two-class method, net earnings are reduced by the amount of dividends declared (whether paid or unpaid) and the remaining undistributed earnings are then allocated to common stock and participating securities, based on their respective rights to receive dividends. As the Company incurred a net loss for the year ended December 28, 2014 and losses are not allocated to the participating securities under the two-class method, such method is not applicable for the aforementioned reporting period.

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED JANUARY 1, 2017, JANUARY 3, 2016 AND DECEMBER 28, 2014
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
The following table sets forth the calculation of basic and diluted net income (loss) per share:

	Year ended
	January 1, 2017	January 3, 2016	December 28, 2014
Basic net income (loss) per share:
Net income (loss)	$45,472	$4	$(38,117)
Less: Income attributable to non-vested shares	(616)	—	—
Less: Income attributable to preferred stock	(9,461)	(1)	—
Net income available to common stockholders	$35,395	$3	$(38,117)
Weighted average common shares outstanding	35,178,329	34,958,847	30,885,275
Basic net income (loss) per share	$1.01	$0.00	$(1.23)
Diluted net income (loss) per share:
Net income (loss)	$45,472	$4	$(38,117)
Shares used in computed basic net income (loss) per share	35,178,329	34,958,847	30,885,275
Dilutive effect of preferred stock and non-vested shares	9,673,016	9,664,404	—
Shares used in computed diluted net income (loss) per share	44,851,345	44,623,251	30,885,275
Diluted net income (loss) per share (1)	$1.01	$0.00	$(1.23)
Shares excluded from diluted net income (loss) per share computation (2)	—	—	9,810,007

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

14. Commitments and Contingencies
Lease Guarantees. Fiesta Restaurant Group, Inc ("Fiesta"), a former wholly-owned subsidiary of the Company, was spun-off in 2012 to the Company's stockholders. As of January 1, 2017, the Company is a guarantor under 27 Fiesta restaurant property leases, with lease terms expiring on various dates through 2030, and is the primary lessee on five Fiesta restaurant property leases, which it subleases to Fiesta. The Company is fully liable for all obligations under the terms of the leases in the event that Fiesta fails to pay any sums due under the lease, subject to indemnification provisions of the Separation and Distribution Agreement entered into in connection with the spin-off of Fiesta.
The maximum potential amount of future undiscounted rental payments the Company could be required to make under these leases at January 1, 2017 was $25.2 million. The obligations under these leases will generally continue to decrease over time as these operating leases expire. No payments related to these guarantees have been made by the Company to date and none are expected to be required to be made in the future. The Company has not recorded a liability for these guarantees in accordance with ASC 460 - Guarantees as Fiesta has indemnified the Company for all such obligations and the Company did not believe it was probable it would be required to perform under any of the guarantees or direct obligations.

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED JANUARY 1, 2017, JANUARY 3, 2016 AND DECEMBER 28, 2014
(In thousands of dollars except share and per share amounts)

Litigation. On August 21, 2012 Alan Vituli, the Company's former chairman and chief executive officer, filed an action in the Superior Court of the State of Delaware ( the “Court”) against the Company and Carrols. On July 29, 2016 the Company, Carrols, and Mr. Vituli agreed to fully resolve all of Mr. Vituli’s claims in the lawsuit for a total payment by the Company of $2.0 million. Upon the execution of releases and payment of the settlement amount, the litigation was dismissed. Net of a contribution from the Company's insurance carrier, $1.85 million is included in other income (expense) in the accompanying consolidated statements of comprehensive income (loss) for the year ended January 1, 2017.
The Company is a party to various other litigation matters that arise in the ordinary course of business. The Company does not believe that the outcome of any of these other matters will have a material adverse effect on its consolidated financial statements.
15. Transactions with Related Parties
In connection with an acquisition of restaurants from BKC in 2012, the Company issued to BKC 100 shares of Series A Convertible Preferred Stock, which as of January 1, 2017 constitutes approximately 20.8% of the outstanding shares of the Company's common stock on a fully diluted basis. See Note 12—Stockholder's Equity for further information. Pursuant to the terms of the Series A Convertible Preferred Stock, BKC also has two representatives on the Company's board of directors.
Each of the Company's restaurants operates under a separate franchise agreement with BKC. These franchise agreements generally provide for an initial term of twenty years and currently have an initial franchise fee of $50. Any franchise agreement, including renewals, can be extended at the Company's discretion for an additional 20 year term, with BKC's approval, provided that, among other things, the restaurant meets the current Burger King image standard and the Company is not in default under terms of the franchise agreement. In addition to the initial franchise fee, the Company generally pays BKC a monthly royalty at a rate of 4.5% of sales. Royalty expense was $40.0 million, $36.2 million, and $29.1 million for the years ended January 1, 2017, January 3, 2016 and December 28, 2014, respectively.
The Company is also generally required to contribute 4% of restaurant sales from the Company's restaurants to an advertising fund utilized by BKC for its advertising, promotional programs and public relations activities, and amounts for additional local advertising in markets that approve such advertising. Advertising expense associated with these expenditures was $40.2 million, $32.0 million and $27.5 million for the years ended January 1, 2017, January 3, 2016 and December 28, 2014, respectively.
As of January 1, 2017, January 3, 2016, and December 28, 2014, the Company leased 275, 293 and 311 of its restaurant locations from BKC, respectively. As of January 1, 2017, for 145 of the restaurants, the terms and conditions of the lease with BKC are identical to those between BKC and their third-party lessor. Aggregate rent under these BKC leases for the years ended January 1, 2017, January 3, 2016 and December 28, 2014 was $27.8 million, $28.4 million, and $26.6 million, respectively. The Company believes the related party lease terms have not been significantly affected by the fact that the Company and BKC are deemed to be related parties.
As of January 1, 2017, the Company owed BKC $0.2 million associated with its purchase of the right of first refusal related to the 2012 acquisition and $6.3 million related to the payment of advertising, royalties and rent, which is remitted on a monthly basis.

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED JANUARY 1, 2017, JANUARY 3, 2016 AND DECEMBER 28, 2014
(In thousands of dollars except share and per share amounts)

16. Retirement Plans
The Company offers its salaried employees the option to participate in the Carrols Corporation Retirement Savings Plan (the “Retirement Plan”). The Retirement Plan includes a savings option pursuant to section 401(k) of the Internal Revenue Code in addition to a post-tax savings option. Participating employees may contribute up to 50% of their salary annually to either of the savings options, subject to other limitations. The employees may allocate their contributions to various investment options available under a trust established by the Retirement Plan. The Company may elect to contribute to the Retirement Plan on an annual basis. The Company's contribution is equal to 50% of the employee's contribution subject to a maximum annual amount and begins to vest after one year of service and fully vests after five years of service. A year of service is defined as a plan year during which an employee completes at least 1,000 hours of service. Expense recognized for the Company's contributions to the Retirement Plan was $496, $463 and $370 for the years ended January 1, 2017, January 3, 2016 and December 28, 2014, respectively.

The Company also has an Amended and Restated Deferred Compensation Plan which permits employees not eligible to participate in the Retirement Plan because they have been excluded as “highly compensated” employees (as so defined in the Retirement Plan) to voluntarily defer portions of their base salary and annual bonus. All amounts deferred by the participants earn interest at 8% per annum. There is no Company matching on any portion of the funds. At January 1, 2017 and January 3, 2016, a total of $1,756 and $997, respectively, was deferred under this plan, including accrued interest.

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED JANUARY 1, 2017, JANUARY 3, 2016 AND DECEMBER 28, 2014
(In thousands of dollars except share and per share amounts)

17. Postretirement Benefits
The Company sponsors a postretirement medical and life insurance plan covering substantially all administrative and restaurant management personnel who retire or terminate after qualifying for such benefits.
The following was the plan status and accumulated postretirement benefit obligation (APBO) at January 1, 2017 and January 3, 2016:

	January 1, 2017	January 3, 2016
Change in benefit obligation:
Benefit obligation at beginning of year	$3,060	$3,121
Service cost	150	127
Interest cost	165	114
Plan participants' contributions	98	101
Actuarial loss (gain)	1,251	(214)
Benefits paid	(164)	(220)
Medicare part D prescription drug subsidy	6	31
Benefit obligation at end of year	$4,566	$3,060
Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	60	88
Plan participants' contributions	98	101
Benefits paid	(164)	(220)
Medicare part D prescription drug subsidy	6	31
Fair value of plan assets at end of year	—	—
Funded status	$(4,566)	$(3,060)
Weighted average assumptions:
Discount rate used to determine benefit obligations	4.11%	4.25%
Discount rate used to determine net periodic benefit cost	4.25%	3.83%
The discount rate is determined based on high-quality fixed income investments that match the duration of expected retiree medical and life insurance benefits. The Company has typically used the corporate AA/Aa bond rate for this assumption. The actuarial loss in 2016 was due primarily to the Company utilizing updated actuarial data affecting the Medicare Part D prescription drug subsidy.
Components of net periodic postretirement benefit income recognized in the consolidated statements of operations were:

	Year ended
	January 1, 2017	January 3, 2016	December 28, 2014
Service cost	$150	$127	$85
Interest cost	165	114	92
Amortization of net gains and losses	197	163	104
Amortization of prior service credit	(355)	(355)	(355)
Net periodic postretirement benefit expense (income)	$157	$49	$(74)

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED JANUARY 1, 2017, JANUARY 3, 2016 AND DECEMBER 28, 2014
(In thousands of dollars except share and per share amounts)

Amounts recognized in accumulated other comprehensive income that have not yet been recognized as components of net periodic benefit income, consisted of:

	Year ended
	January 1, 2017	January 3, 2016
Prior service credit	$1,972	$2,327
Net loss	(3,272)	(2,218)
Deferred income taxes	97	(444)
Accumulated other comprehensive loss	$(1,203)	$(335)
The estimated net loss that will be amortized from accumulated other comprehensive income into net periodic postretirement benefit income over the next fiscal year is $211. The amount of prior service credit for the postretirement benefit plan that will be amortized from accumulated other comprehensive income into net periodic postretirement benefit income over the next fiscal year is $355.
The following table reflects the changes in accumulated other comprehensive income for the years ended January 1, 2017 and January 3, 2016:

	Year ended
	January 1, 2017	January 3, 2016
Net actuarial loss (gain)	$1,251	$(214)
Amortization of net loss	(197)	(163)
Amortization of prior service credit	355	355
Deferred income taxes	(541)	—
Total recognized in accumulated other comprehensive loss	$868	$(22)
Assumed health care cost trend rates at year end were as follows:

	January 1, 2017	January 3, 2016	December 28, 2014
Medical benefits cost trend rate assumed for the following year pre-65	7.50%	7.75%	8.00%
Medical benefits cost trend rate assumed for the following year post-65	6.50%	6.75%	7.00%
Prescription drug benefit cost trend rate assumed for the following year	10.50%	11.00%	9.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	3.89%	3.89%	3.89%
Year that the rate reaches the ultimate trend rate	2075	2075	2075
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

	1% Point Increase	1% Point Decrease
Effect on total of service and interest cost components	$89	$64
Effect on postretirement benefit obligation	966	731

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED JANUARY 1, 2017, JANUARY 3, 2016 AND DECEMBER 28, 2014
(In thousands of dollars except share and per share amounts)

During 2017, the Company expects to contribute approximately $145 to its postretirement benefit plan. The benefits, net of Medicare Part D subsidy receipts, expected to be paid in each year from 2017 through 2021 are $145, $165, $167, $166 and $173 respectively, and for the years 2022-2026 the aggregate amount is $1,092.
18. Selected Quarterly Financial Data (Unaudited)

	Year Ended January 1, 2017
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
Restaurant sales	$222,519	(1)	$241,368	(1)	$238,870	(1)	$240,826	(1)
Income from operations	6,680	(1)(2)	13,896	(1)(2)	9,049	(1)(2)	6,077	(1)(2)
Net income	2,145		9,376		4,489		29,462	(3)
Basic and diluted net income per share	0.05		0.21		0.10		0.65
Restaurants at end of period	717		723		734		753	(4)

	Year Ended January 3, 2016
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter (7)
Restaurant sales	$193,170		$219,102	(5)	$217,676	(5)	$229,056	(5)
Income (loss) from operations	(4,462)	(5)(6)	12,358	(5)(6)	11,751	(5)(6)	11,561	(5)(6)
Net loss	(9,276)		(4,977)		7,239		7,018
Basic and diluted net income (loss) per share	(0.27)		(0.14)		0.16		0.16
Restaurants at end of period	659		657		660		705

(1)
In fiscal 2016 the Company acquired 12 restaurants in the first quarter, six restaurants in the second quarter, 11 restaurants in the third quarter and 27 restaurants in the fourth quarter (See Note 2). In fiscal 2016 the Company recorded acquisition costs related to the 2016 and 2015 acquisitions of $0.4 million in the first quarter, $0.2 million in the second quarter, $0.5 million in the third quarter and $0.8 million in the fourth quarter (See Note 2).

(2)
In fiscal 2016 the Company recorded impairment and other lease charges of $0.2 million in the first quarter, $0.3 million in the second quarter, $0.7 million in the third quarter and $1.2 million in the fourth quarter (See Note 5). Also in fiscal 2016, the Company recorded a gain of $0.5 million related to a settlement for a partial condemnation on one of its operating restaurant properties in the first quarter, expense of $1.85 million related to the settlement of litigation with its former Chairman and CEO in the second quarter (see Note 14), a gain of $0.5 million related to property insurance recoveries from a fire at one of its restaurants in the second quarter and a gain of $0.7 million related to property insurance recoveries from a fire at one of its restaurants in the fourth quarter (see Note 9).

(3)
In the fourth quarter of 2016, the Company recorded an income tax benefit of $30.4 million related to the reversal of the valuation allowance previously recorded on all of the Company's net deferred tax assets (See Note 10).

(4)	The Company closed nine restaurants at the end of the fourth quarter of 2016.

(5)
In fiscal 2015 the Company acquired four restaurants in the second quarter, five restaurants in the third quarter and 46 restaurants in the fourth quarter (See Note 2). In fiscal 2015 the Company recorded acquisition costs related to the 2015 and 2014 acquisitions of $0.2 million in the first quarter, $0.1 million in the third quarter and $0.8 million in the fourth quarter (See Note 2).

(6)
In fiscal 2015 the Company recorded impairment and other lease charges of $1.6 million in the first quarter, $0.7 million in the second quarter, $0.4 million in the third quarter and $0.3 million in the fourth quarter (See Note 5).

(7)	The fourth quarter of fiscal 2015 contained 14 weeks.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED JANUARY 1, 2017, JANUARY 3, 2016 AND DECEMBER 28, 2014
(In thousands of dollars)

	Column B	Column C		Column D	Column E
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to other accounts	Deductions	Balance at End of Period
Year Ended January 1, 2017
Deferred income tax valuation allowance	$30,374	$—	$—	$(30,374)	$—
Year Ended January 3, 2016
Deferred income tax valuation allowance	27,423	$2,959	$(8)	—	30,374
Year Ended December 28, 2014
Deferred income tax valuation allowance	2,687	24,326	410	—	27,423

SIGNATURES
Pursuant to the requirements of the Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 7th day of March 2017.

CARROLS RESTAURANT GROUP, INC.

/s/ Daniel T. Accordino
(Signature)
Daniel T. Accordino Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.

Signature	Title	Date

/s/ Daniel T. Accordino	President, Chief Executive Officer and Chairman of the Board of Directors	March 7, 2017
Daniel T. Accordino

/s/ Paul R. Flanders	Vice President, Chief Financial Officer and Treasurer	March 7, 2017
Paul R. Flanders

/s/ Timothy J. LaLonde	Vice President, Controller	March 7, 2017
Timothy J. LaLonde

/s/ Jose E. Cil	Director	March 7, 2017
Jose E. Cil

/s/ Hannah S. Craven	Director	March 7, 2017
Hannah S. Craven

/s/ Manuel A. Garcia III	Director	March 7, 2017
Manuel A. Garcia III

/s/ Joel M. Handel	Director	March 7, 2017
Joel M. Handel

/s/ David S. Harris	Director	March 7, 2017
David S. Harris

/s/ Alexandre Macedo	Director	March 7, 2017
Alexandre Macedo