Form 10-Q
period 2017-04-02
CARROLS RESTAURANT GROUP, INC.
filed 2017-05-10
CIK 809248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2017
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
Registrant’s telephone number, including area code: (315) 424-0513
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if smaller reporting company)

		Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the to use the extended transition period for complying with any new or revised financial accounting registrant has elected not standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 8, 2017, Carrols Restaurant Group, Inc. had 36,202,380 shares of its common stock, $.01 par value, outstanding.

CARROLS RESTAURANT GROUP, INC.
FORM 10-Q
QUARTER ENDED April 2, 2017

PART I—FINANCIAL INFORMATION
ITEM 1—INTERIM CONSOLIDATED FINANCIAL STATEMENTS
CARROLS RESTAURANT GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands of dollars, except share and per share amounts)
(Unaudited)

	April 2, 2017	January 1, 2017
ASSETS
Current assets:
Cash	$2,653	$2,002
Trade and other receivables	9,002	7,623
Inventories	7,862	7,761
Prepaid rent	4,938	4,665
Prepaid expenses and other current assets	7,718	7,465
Refundable income taxes	153	153
Total current assets	32,326	29,669
Property and equipment, net of accumulated depreciation of $262,593 and $254,807, respectively	247,364	247,847
Franchise rights, net of accumulated amortization of $95,395 and $93,799, respectively (Note 3)	142,413	134,153
Goodwill (Note 3)	30,472	22,869
Franchise agreements, at cost less accumulated amortization of $10,050 and $9,734, respectively	20,216	19,591
Favorable leases, net of accumulated amortization of $1,914 and $1,760, respectively (Note 3)	6,006	5,441
Deferred income taxes (Note 7)	33,880	28,841
Other assets	1,618	1,744
Total assets	$514,295	$490,155
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt (Note 6)	$1,663	$1,616
Accounts payable	18,765	22,445
Accrued interest	6,747	2,676
Accrued payroll, related taxes and benefits	21,199	26,029
Accrued real estate taxes	4,357	5,202
Other liabilities	15,826	10,932
Total current liabilities	68,557	68,900
Long-term debt, net of current portion (Note 6)	238,938	215,108
Lease financing obligations	1,195	2,938
Deferred income—sale-leaseback of real estate	11,894	12,271
Accrued postretirement benefits	4,636	4,566
Unfavorable leases, net of accumulated amortization of $5,006 and $4,643, respectively (Note 3)	13,840	11,686
Other liabilities (Note 5)	21,558	20,030
Total liabilities	360,618	335,499
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, par value $.01; authorized 20,000,000 shares, issued and outstanding—100 shares	—	—
Voting common stock, par value $.01; authorized—100,000,000 shares, issued—36,202,380 and 35,835,800 shares, respectively, and outstanding—35,409,263 and 35,258,579 shares, respectively	354	353
Additional paid-in capital	142,015	141,133
Retained earnings	12,652	14,514
Accumulated other comprehensive loss	(1,203)	(1,203)
Treasury stock, at cost	(141)	(141)
Total stockholders’ equity	153,677	154,656
Total liabilities and stockholders’ equity	$514,295	$490,155
CARROLS RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
THREE MONTHS ENDED APRIL 2, 2017 AND APRIL 3, 2016
(In thousands of dollars)
(Unaudited)

	Three Months Ended
	April 2, 2017	April 3, 2016
Restaurant sales	$239,852	$222,519
Costs and expenses:
Cost of sales	64,236	59,020
Restaurant wages and related expenses	81,071	72,083
Restaurant rent expense	17,597	15,878
Other restaurant operating expenses	39,195	35,689
Advertising expense	9,901	9,128
General and administrative (including stock-based compensation expense of $883 and $565, respectively)	15,576	13,206
Depreciation and amortization	13,151	11,057
Impairment and other lease charges (Note 4)	531	222
Other income (Note 12)	—	(444)
Total operating expenses	241,258	215,839
Income (loss) from operations	(1,406)	6,680
Interest expense	4,801	4,535
Income (loss) before income taxes	(6,207)	2,145
Benefit for income taxes (Note 7)	(611)	—
Net income (loss)	$(5,596)	$2,145
Basic and diluted net income (loss) per share (Note 11)	$(0.16)	$0.05
Shares used in computing net income (loss) per share:
Basic weighted average common shares outstanding	35,384,223	35,101,757
Diluted weighted average common shares outstanding	35,384,223	44,880,887
Comprehensive income (loss), net of tax:
Net income (loss)	$(5,596)	$2,145
Other comprehensive income	—	—
Comprehensive income (loss)	$(5,596)	$2,145

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands of dollars, except share and per share amounts)
(Unaudited)

					Retained	Accumulated
				Additional	Earnings	Other		Total
	Common Stock		Preferred	Paid-In	(Accumulated	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Stock	Capital	Deficit)	Income	Stock	Equity
Balance at January 3, 2016	35,039,890	$350	$—	$139,083	$(30,958)	$(335)	$(141)	$107,999
Stock-based compensation	—	—	—	2,053	—	—	—	2,053
Vesting of non-vested shares and excess tax benefits	218,689	3	—	(3)	—	—	—	—
Net income	—	—	—	—	45,472	—	—	45,472
Change in postretirement benefit obligations, net of tax benefit of $541	—	—	—	—	—	(868)	—	(868)
Balance at January 1, 2017	35,258,579	353	—	141,133	14,514	(1,203)	(141)	154,656
Cumulative-effect adjustment from adoption of ASU 2016-09	—	—	—	—	3,734	—	—	3,734
Stock-based compensation	—	—	—	883	—	—	—	883
Vesting of non-vested shares and excess tax benefits	150,684	1	—	(1)	—	—	—	—
Net loss	—	—	—	—	(5,596)	—	—	(5,596)
Balance at April 2, 2017	35,409,263	$354	$—	$142,015	$12,652	$(1,203)	$(141)	$153,677

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED APRIL 2, 2017 AND APRIL 3, 2016
(In thousands of dollars)
(Unaudited)

	Three Months Ended
	April 2, 2017	April 3, 2016
Cash flows provided from operating activities:
Net income (loss)	$(5,596)	$2,145
Adjustments to reconcile net income (loss) to net cash provided from operating activities:
Loss on disposals of property and equipment	67	169
Stock-based compensation	883	565
Impairment and other lease charges	531	222
Depreciation and amortization	13,151	11,057
Amortization of deferred financing costs	205	197
Amortization of deferred gains from sale-leaseback transactions	(436)	(461)
Deferred income taxes	(611)	—
Changes in other operating assets and liabilities	1,802	(3,088)
Net cash provided from operating activities	9,996	10,806
Cash flows used for investing activities:
Capital expenditures:
New restaurant development	(1,846)	(545)
Restaurant remodeling	(5,492)	(12,708)
Other restaurant capital expenditures	(3,288)	(4,265)
Corporate and restaurant information systems	(1,844)	(1,164)
Total capital expenditures	(12,470)	(18,682)
Acquisition of restaurants, net of cash acquired (Note 2)	(20,373)	(7,127)
Proceeds from sale-leaseback transactions	—	5,015
Proceeds from insurance recoveries	—	500
Net cash used for investing activities	(32,843)	(20,294)
Cash flows provided from financing activities
Borrowings under senior credit facility	96,750	—
Repayments under senior credit facility	(72,750)	—
Principal payments on capital leases	(395)	(354)
Financing costs associated with issuance of debt	(107)	(102)
Net cash provided from (used for) financing activities	23,498	(456)
Net increase (decrease) in cash	651	(9,944)
Cash, beginning of period	2,002	22,274
Cash, end of period	$2,653	$12,330
Supplemental disclosures:
Interest paid on long-term debt	$485	$312
Interest paid on lease financing obligations	$40	$26
Accruals for capital expenditures	$380	$2,387
Non-cash reduction of lease financing obligations	$1,744	$—
Income taxes refunded (paid)	$—	$—
Capital lease obligations acquired or incurred	$94	$263

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars except share and per share amounts)

1. Basis of Presentation
Business Description. At April 2, 2017 Carrols Restaurant Group, Inc. ("Carrols Restaurant Group") operated, as franchisee, 788 restaurants under the trade name “Burger King ®” in 16 Northeastern, Midwestern and Southeastern states.
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
Fiscal Year. The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. The three months ended April 2, 2017 and April 3, 2016 each contained thirteen weeks. The 2017 fiscal year will end December 31, 2017 and will contain 52 weeks.
Basis of Presentation. The accompanying unaudited consolidated financial statements for the three months ended April 2, 2017 and April 3, 2016 have been prepared without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission and do not include certain of the information and the footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of such unaudited consolidated financial statements have been included. The results of operations for the three months ended April 2, 2017 and April 3, 2016 are not necessarily indicative of the results to be expected for the full year.
These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended January 1, 2017. The January 1, 2017 consolidated balance sheet data is derived from those audited consolidated financial statements.
Use of Estimates. The preparation of the accompanying unaudited consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the unaudited consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates include: accrued occupancy costs, insurance liabilities, evaluation for impairment of long-lived assets and franchise rights, lease accounting matters, the valuation of acquired assets and liabilities and the valuation of deferred income tax assets. Actual results could differ from those estimates.
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
Fair Value of Financial Instruments. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. In determining fair value, the accounting standards establish a three level hierarchy for inputs used in measuring fair value as follows: Level 1 inputs are quoted prices in active markets for identical assets or liabilities; Level 2 inputs are observable for the asset or liability, either directly or indirectly, including quoted prices in active markets for similar assets or liabilities; and Level 3 inputs are unobservable and reflect our own assumptions. Financial instruments include cash, trade and other receivables, accounts payable and long-term debt. The carrying amounts of cash, trade and other receivables and accounts payable approximate fair value because of the short-term nature of these financial instruments. The fair value of the Carrols Restaurant Group 8.0% Senior Secured Second Lien Notes due 2022 is based on a recent trading value, which is considered Level 2, and at April 2, 2017 was approximately $214.3 million.
Fair value measurements of non-financial assets and non-financial liabilities are primarily used in the impairment analysis of long-lived assets, goodwill and intangible assets. Long-lived assets and definite-lived intangible assets are measured at fair value on a nonrecurring basis using Level 3 inputs. As described in Note 4, the Company recorded long-lived asset impairment charges of $0.4 million and $0.2 million during the three months ended April 2, 2017 and April 3, 2016, respectively.
Recently Issued Accounting Pronouncements. In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU simplifies the accounting for goodwill by eliminating step 2 from the goodwill impairment test. Under the new ASU, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss will be recognized for the amount by which the carrying amount exceeds its fair value. This update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. The Company believes that this pronouncement will have no impact on its consolidated financial statements and related disclosures.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU considers the classification of certain cash receipts and payments in the statement of cash flows in order to eliminate diversity in practice. This update is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. The Company is evaluating the potential impact that adoption will have on its consolidated financial statements and related disclosures.
In February 2016, the FASB issued ASU No. 2016-02, Leases. This ASU is intended to improve the reporting of leasing transactions to provide users of financial statements with more decision-useful information. This ASU will require organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, using a modified retrospective approach. Early adoption is permitted. The Company is evaluating the potential impact that adoption will have on its consolidated financial statements and related disclosures, but expects it will have a material impact on its consolidated balance sheet as the ASU requires recognition of assets and obligations for current operating leases.
In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which to simplifies certain elements of accounting for

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars except share and per share amounts)

employee share-based payment transactions, including income tax consequences, the classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company adopted this ASU in the first quarter of 2017. Upon adoption of this ASU, the Company elected to change its accounting policy and account for forfeitures when they occur. The Company recorded a $3.7 million cumulative-effect adjustment to increase deferred tax assets and retained earnings as a result of the recognition of excess tax benefits previously unrealized. Prior periods have not been adjusted for the adoption of this ASU.
In May 2014, and in subsequent updates, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which requires recognition of revenue from contracts with customers upon transfer of promised goods or services in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services and expands related disclosure requirements. The new revenue guidance is effective for the Company beginning with our first quarter of fiscal 2018 and may be applied retrospectively to all periods presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company believes that impact of this adoption will have no impact on its consolidated financial statements and related disclosures.
2. Acquisitions
In 2012, as part of an acquisition of restaurants from Burger King Corporation ("BKC"), the Company was assigned BKC's right of first refusal on franchisee restaurant sales in 20 states (the "ROFR"). Since the beginning of 2016, the Company has acquired an aggregate of 99 restaurants from other franchisees in the following transactions:

Closing Date		Number of Restaurants	Purchase Price	Number of Fee-Owned Restaurants (1)	Market Location
2016 Acquisitions:
February 23, 2016	(2)	12	$7,127		Scranton/Wilkes-Barre, Pennsylvania
May 25, 2016		6	12,080	5	Detroit, Michigan
July 14, 2016	(2)	4	5,445	3	Detroit, Michigan
August 23, 2016		7	8,755	6	Portland, Maine
October 4, 2016		3	1,623		Raleigh, North Carolina
November 15, 2016		17	7,251		Pittsburgh and Johnstown, Pennsylvania
December 1, 2016		7	5,807	1	Columbus, Ohio
		56	48,088	15
2017 Acquisitions:
February 28, 2017		43	20,373		Cincinnati, Ohio
Total 2016 and 2017 Acquisitions		99	$68,461	15

(1)	The 2016 acquisitions included the purchase of 15 fee-owned restaurants, of which 14 were sold in sale-leaseback transactions during 2016 for net proceeds of $19.1 million.

(2)	Acquisitions resulting from the exercise of the ROFR.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars except share and per share amounts)

The Company allocated the aggregate purchase price to the net tangible and intangible assets acquired in the acquisitions at their estimated fair values. The following table summarizes the allocation of the aggregate purchase price for the 2017 acquisition:

Inventory	$373
Restaurant equipment	2,076
Restaurant equipment - subject to capital lease	79
Leasehold improvements	709
Franchise fees	997
Franchise rights (Note 3)	9,856
Favorable leases (Note 3)	720
Deferred income taxes	692
Goodwill (Note 3)	7,603
Capital lease obligations for restaurant equipment	(94)
Unfavorable leases (Note 3)	(2,518)
Other liabilities	(120)
Net assets acquired	$20,373
Goodwill recorded in connection with this acquisition represents costs in excess of fair values assigned to the underlying net assets of acquired restaurants. Acquired goodwill that is expected to be deductible for income tax purposes was $6.5 million in the first three months of 2017. Deferred income tax assets are due primarily to the book and tax bases difference of net favorable and unfavorable leases.
The restaurants acquired in 2016 and 2017 contributed restaurant sales of $20.7 million and $1.8 million in the three months ended April 2, 2017 and April 3, 2016, respectively. It is impracticable to disclose net earnings for the post-acquisition period for the acquired restaurants as net earnings of these restaurants were not tracked on a collective basis due to the integration of administrative functions, including field supervision.
The unaudited pro forma impact on the results of operations for the restaurants acquired in 2017 and 2016 for the three months ended April 2, 2017 and April 3, 2016 is included below. The unaudited pro forma results of operations are not necessarily indicative of the results that would have occurred had the acquisitions been consummated at the beginning of the periods presented, nor are they necessarily indicative of any future consolidated operating results. The following table summarizes the Company's unaudited pro forma operating results:

	Three Months Ended
	April 2, 2017	April 3, 2016
Restaurant sales	$247,141	$248,333
Net income (loss)	$(5,051)	$3,322
Basic and diluted net income (loss) per share	$(0.14)	$0.07
This unaudited pro forma financial information does not give effect to any anticipated synergies, operating efficiencies or cost savings or any integration costs related to the acquired restaurants. The unaudited pro forma financial results exclude transaction costs recorded as general and administrative expenses of $0.7 million and $0.4 million during the three months ended April 2, 2017 and April 3, 2016, respectively.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars except share and per share amounts)

3. Intangible Assets
Goodwill. The Company is required to review goodwill for impairment annually, or more frequently, when events and circumstances indicate that the carrying amount may be impaired. If the determined fair value of goodwill is less than the related carrying amount, an impairment loss is recognized. The Company performs its annual impairment assessment as of the last day of its fiscal year and does not believe circumstances have changed since the last assessment date which would make it necessary to reassess its value. There have been no recorded goodwill impairment losses during the three months ended April 2, 2017 or April 3, 2016. The change in goodwill for the three months ended April 2, 2017 is summarized below:

Balance at January 1, 2017	$22,869
Acquisitions of restaurants (Note 2)	7,603
Balance at April 2, 2017	$30,472
Franchise Rights. Amounts allocated to franchise rights for each acquisition of Burger King restaurants are amortized using the straight-line method over the average remaining term of the acquired franchise agreements plus one twenty-year renewal period.
The Company assesses the potential impairment of franchise rights whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If an indicator of impairment exists, an estimate of the aggregate undiscounted cash flows from the acquired restaurants is compared to the respective carrying value of franchise rights for each acquisition. If an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value. No impairment charges were recorded related to the Company’s franchise rights for the three months ended April 2, 2017 and April 3, 2016. The change in franchise rights for the three months ended April 2, 2017 is summarized below:

Balance at January 1, 2017	$134,153
Acquisitions of restaurants (Note 2)	9,856
Amortization expense	(1,596)
Balance at April 2, 2017	$142,413
Amortization expense related to franchise rights was $1.6 million and $1.5 million for the three months ended April 2, 2017 and April 3, 2016. The Company expects annual amortization expense to be $6.5 million in 2017 and $6.6 million in each of the following five years.
Favorable and Unfavorable Leases. Amounts allocated to favorable and unfavorable leases are being amortized using the straight-line method over the remaining terms of the underlying lease agreements as a net reduction of restaurant rent expense. Additions to favorable lease assets and unfavorable lease liabilities from the 2017 acquisition included in Note 2 totaled $0.7 million and $2.5 million, respectively, for the three months ended April 2, 2017.
The net reduction of rent expense related to the amortization of favorable and unfavorable leases was $0.2 million in each of the three months ended April 2, 2017 and April 3, 2016. The Company expects the net annual reduction of rent expense to be $0.8 million in 2017, $0.9 million in 2018, $0.8 million and 2019, $0.7 million in 2020 and $0.6 million and 2021 and 2022.

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
 During the three months ended April 2, 2017, the Company recorded impairment and other lease charges of $0.5 million which included $0.2 million of asset impairment charges at three underperforming restaurants and $0.1 million of other lease charges associated with three restaurants closed during the first quarter.
During the three months ended April 3, 2016, the Company recorded asset impairment charges of $0.2 million resulting primarily from capital expenditures at previously impaired restaurants.
The following table presents the activity in the accrual for closed restaurant locations:

	Three Months Ended	Year Ended
	April 2, 2017	January 1, 2017
Balance, beginning of the period	$1,513	$2,088
Provisions for restaurant closures	144	59
Changes in estimates of accrued costs	(7)	(89)
Payments, net	(207)	(691)
Other adjustments, including the effect of discounting future obligations	30	146
Balance, end of the period	$1,473	$1,513
Changes in estimates of accrued costs primarily relate to revisions or terminations of certain closed restaurant leases, changes in assumptions for sublease income and other costs.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars except share and per share amounts)

5. Other Liabilities, Long-Term
Other liabilities, long-term, at April 2, 2017 and January 1, 2017 consisted of the following:

	April 2, 2017	January 1, 2017
Deferred rent	$12,041	$11,498
Other accrued occupancy costs	3,153	3,254
Accrued workers’ compensation and general liability claims	4,142	3,364
Deferred compensation	2,065	1,756
Other	157	158
	$21,558	$20,030
Other accrued occupancy costs above include long-term obligations pertaining to closed restaurant locations, contingent rent and unamortized lease incentives.
6. Long-term Debt
Long-term debt at April 2, 2017 and January 1, 2017 consisted of the following:

	April 2, 2017	January 1, 2017
Collateralized:
Carrols Restaurant Group 8% Senior Secured Second Lien Notes	$200,000	$200,000
Senior Credit Facility - Revolving credit borrowings	37,500	13,500
Capital leases	6,738	7,039
	244,238	220,539
Less: current portion	(1,663)	(1,616)
Less: deferred financing costs	(3,637)	(3,815)
	$238,938	$215,108
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
Senior Credit Facility. On May 30, 2012, the Company entered into a senior credit facility, which was most recently amended on January 13, 2017 to provide for aggregate revolving credit borrowings of up to $73.0 million (including $20.0 million available for letters of credit) and to extend the maturity date to February 12, 2021. The amended senior credit facility also provides for potential incremental borrowing increases of up to $25.0 million, in the aggregate. As of April 2, 2017, there was $37.5 million in revolving credit borrowings outstanding and $12.8 million of letters of credit issued under the senior credit facility. After reserving for issued letters of credit and outstanding revolving credit borrowings, $22.7 million was available for revolving credit borrowings under the amended senior credit facility at April 2, 2017.
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
At April 2, 2017 the Company's LIBOR Rate margin was 2.75% and the Alternate Base Rate margin was 1.75% based on the Company's Adjusted Leverage Ratio at the end of the fourth quarter of 2016. The weighted average interest rate on outstanding revolving credit borrowings at April 2, 2017 was 4.08%.
The Company’s obligations under the senior credit facility are jointly and severally guaranteed by its subsidiaries and are secured by first priority liens on substantially all of the assets of the Company and its subsidiaries, including a pledge of all of the capital stock and equity interests of its subsidiaries.
Under the amended senior credit facility, the Company is required to make mandatory prepayments of borrowings in the event of dispositions of assets, debt issuances and insurance and condemnation proceeds (all subject to certain exceptions).
The amended senior credit facility contains certain covenants, including without limitation, those limiting the Company’s and its subsidiaries' ability to, among other things, incur indebtedness, incur liens, sell or acquire assets or businesses, change the character of its business in all material respects, engage in transactions with related parties, make certain investments, make certain restricted payments or pay dividends. In addition, the amended senior credit facility requires the Company to meet certain financial ratios, including a Fixed Charge Coverage Ratio, Adjusted Leverage Ratio and First Lien Leverage Ratio (all as defined under the amended senior credit facility). The Company was in compliance with the financial covenants under its senior credit facility at April 2, 2017.

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
7. Income Taxes
The benefit for income taxes for the three months ended April 2, 2017 and April 3, 2016 was comprised of the following:

	Three Months Ended
	April 2, 2017	April 3, 2016
Current	$—	$—
Deferred	(611)	36
Change in valuation allowance	—	(36)
Benefit for income taxes	$(611)	$—
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.
The benefit for income taxes for the three months ended April 2, 2017 was derived using an estimated effective annual income tax rate for all of 2017 of 19.0%, which excludes any discrete tax adjustments.The income tax benefit for the three months ended April 2, 2017 contains net discrete tax adjustments of $0.6 million of tax expense.
In 2014, the Company recorded a valuation allowance on all of its net deferred tax assets. For the three months ended April 3, 2016, the Company determined that a valuation allowance was still needed for all of its net deferred income tax assets, based on the required weight of positive and negative evidence under ASC 740, including consideration of the Company’s three-year cumulative losses at that date. Consequently, the Company recorded no provision or benefit for income taxes in the three months ended April 3, 2016.
During the fourth quarter of 2016, the Company evaluated evidence to consider the reversal of the valuation allowance on its net deferred income tax assets and determined in the fourth quarter of fiscal 2016 that there was sufficient positive evidence to conclude that it is more likely than not its deferred income tax assets are realizable. In determining the likelihood of future realization of the deferred income tax assets as of January 1, 2017, the Company considered both positive and negative evidence and weighted the effect of such evidence based upon its objectivity as required by ASC 740. As a result, the Company believed that the weight of the positive evidence, including the cumulative income position in the three most recent years (as adjusted for non-recurring items and permanent differences between book and tax) and forecasts for a sustained level of future taxable income, was sufficient to overcome the weight of the negative evidence, and recorded a $30.4 million tax benefit to release the full valuation allowance against the Company's deferred income tax assets in the fourth quarter of 2016.
The Company's federal net operating loss carryforwards expire beginning in 2033. As of April 2, 2017, the Company had federal net operating loss carryforwards of approximately $75.3 million. The Company's state net operating loss carryforwards expire beginning in 2017 through 2034.
The Company's policy is to recognize interest and/or penalties related to uncertain tax positions in income tax expense. At April 2, 2017 and January 1, 2017, the Company had no unrecognized tax benefits and no accrued interest related to uncertain tax positions. The tax years 2013 - 2016 remain open to examination by the major taxing jurisdictions to which the Company is subject. Although it is not reasonably possible to estimate the amount by which unrecognized tax benefits may increase within the next twelve months due to the uncertainties regarding the timing of examinations, the Company does not expect unrecognized tax benefits to significantly change in the next twelve months.
8. Stock-Based Compensation
Stock-based compensation expense for three months ended April 2, 2017 and April 3, 2016 was $0.9 million and $0.6 million, respectively. On January 15, 2017, the Company granted 340,000 non-vested restricted shares to officers of the Company and 26,580 non-vested restricted shares to outside directors of the Company. These shares vest and become non-forfeitable 33% per year and are being expensed over their three-year vesting period.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars except share and per share amounts)

A summary of all non-vested shares activity for the three months ended April 2, 2017 was as follows:

	Shares	Weighted Average Grant Date Price
Non-vested at January 1, 2017	577,221	$10.42
Granted	366,580	15.05
Vested	(150,684)	10.34
Non-vested at April 2, 2017	793,117	$12.58
The fair value of non-vested shares is based on the closing price on the date of grant. As of April 2, 2017, the total non-vested stock-based compensation expense was approximately $9.2 million and the remaining weighted average vesting period for non-vested shares was 2.6 years. The Company expects to record an additional $2.7 million in stock-based compensation expense related to the vesting of these awards for the remainder of 2017.
9. Commitments and Contingencies
Lease Guarantees. Fiesta Restaurant Group, Inc. ("Fiesta"), a former wholly-owned subsidiary of the Company, was spun-off in 2012 to the Company's stockholders. As of April 2, 2017, the Company is a guarantor under 27 Fiesta restaurant property leases, with lease terms expiring on various dates through 2030, and is the primary lessee on five Fiesta restaurant property leases, which it subleases to Fiesta. The Company is fully liable for all obligations under the terms of the leases in the event that Fiesta fails to pay any sums due under the lease, subject to indemnification provisions of the Separation and Distribution Agreement entered into in connection with the spin-off of Fiesta.
The maximum potential amount of future undiscounted rental payments the Company could be required to make under these leases at April 2, 2017 was $24.0 million. The obligations under these leases will generally continue to decrease over time as these operating leases expire. No payments related to these guarantees have been made by the Company to date and none are expected to be required to be made in the future. The Company has not recorded a liability for these guarantees in accordance with ASC 460 - Guarantees as Fiesta has indemnified the Company for all such obligations and the Company did not believe it was probable it would be required to perform under any of the guarantees or direct obligations.
Litigation. The Company is a party to various litigation matters that arise in the ordinary course of business. The Company does not believe that the outcome of any of these other matters meet the disclosure or recognition standards, nor will they have a material adverse effect on its consolidated financial statements.
10. Transactions with Related Parties
In connection with an acquisition of restaurants from BKC in 2012, the Company issued to BKC 100 shares of Series A Convertible Preferred Stock which is convertible into 9,414,580 shares of the Company's Common Stock, which currently constitutes approximately 20.6% of the outstanding shares of the Company's common stock on a fully diluted basis. Pursuant to the terms of the Series A Convertible Preferred Stock, BKC also has two representatives on the Company's board of directors.
Each of the Company's restaurants operates under a separate franchise agreement with BKC. These franchise agreements generally provide for an initial term of twenty years and currently have an initial franchise fee of fifty thousand dollars. Any franchise agreement, including renewals, can be extended at the Company's discretion for an additional twenty-year term, with BKC's approval, provided that among other things, the restaurant meets the current Burger King image standard and the Company is not in default under terms of the franchise agreement. In addition to the initial franchise fee, the Company generally pays BKC a monthly royalty at a rate of 4.5% of sales. Royalty expense was $10.2 million and $9.4 million in the three months ended April 2, 2017 and April 3, 2016, respectively.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars except share and per share amounts)

The Company is also generally required to contribute 4% of restaurant sales from its restaurants to an advertising fund utilized by BKC for its advertising, promotional programs and public relations activities, and additional amounts for participation in local advertising campaigns in markets that approve such additional spending. Advertising expense related to BKC was $9.6 million and $9.0 million in the three months ended April 2, 2017 and April 3, 2016, respectively.
As of April 2, 2017, the Company leased 271 of its restaurant locations from BKC and for 139 of these locations the terms and conditions of the lease with BKC are identical to those between BKC and the third-party lessor. Aggregate rent related to BKC leases for the three months ended April 2, 2017 and April 3, 2016 was $6.6 million and $7.3 million, respectively. The Company believes the related party lease terms have not been significantly affected by the fact that the Company and BKC are deemed related parties.
As of April 2, 2017, the Company owed BKC $7.5 million related to the payment of advertising, royalties and rent, which is remitted on a monthly basis.
11. Net Income (Loss) per Share
The Company applies the two-class method to calculate and present net income (loss) per share. The Company's non-vested share awards and Series A Convertible Preferred Stock issued to BKC contain non-forfeitable rights to dividends and are considered participating securities for purposes of computing net income (loss) per share pursuant to the two-class method. Under the two-class method, net earnings are reduced by the amount of dividends declared (whether paid or unpaid) and the remaining undistributed earnings are then allocated to common stock and participating securities, based on their respective rights to receive dividends. As the Company incurred a net loss for the three months ended April 2, 2017 and losses are not allocated to participating securities under the two-class method, such method is not applicable for the aforementioned interim reporting period.
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

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars except share and per share amounts)

The following table sets forth the calculation of basic and diluted net income (loss) per share:

	Three Months Ended
	April 2, 2017	April 3, 2016
Basic net income (loss) per share:
Net income (loss)	$(5,596)	$2,145
Less: Income attributable to non-vested shares	—	(32)
Less: Income attributable to preferred stock	—	(447)
Net income (loss) available to common stockholders	$(5,596)	$1,666
Weighted average common shares outstanding	35,384,223	35,101,757
Basic net income (loss) per share	$(0.16)	$0.05
Diluted net income (loss) per share:
Net income (loss)	$(5,596)	$2,145
Shares used in computing basic net income (loss) per share	35,384,223	35,101,757
Dilutive effect of preferred stock and non-vested shares	—	9,779,130
Shares used in computing diluted net income (loss) per share	35,384,223	44,880,887
Diluted net income (loss) per share (1)	$(0.16)	$0.05
Shares excluded from diluted net income (loss) per share computations (2)	10,207,697	—

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
12. Other Income
In the three months ended April 3, 2016, the Company recorded a gain $0.5 million related to a settlement for a partial condemnation on one of its operating restaurant properties.

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
We use a 52-53 week fiscal year ending on the Sunday closest to December 31. The three months ended April 2, 2017 and April 3, 2016 each contained thirteen weeks. Our fiscal year ending December 31, 2017 will contain 52 weeks and our fiscal year ended January 1, 2017 contained 52 weeks.
Introduction
We are a holding company and conduct all of our operations through our direct and indirect subsidiaries and have no assets other than the shares of capital stock of Carrols, our direct wholly-owned subsidiary. The following Management's Discussion and Analysis of Financial Condition and Results of Operations (or "MD&A") is written to help the reader understand our company. The MD&A is provided as a supplement to, and should be read in conjunction with our unaudited interim Consolidated Financial Statements and the accompanying financial statement notes appearing elsewhere in this report and our Annual Report on Form 10-K for the year ended January 1, 2017. The overview provides our perspective on the individual sections of MD&A, which include the following:
Company Overview—a general description of our business and our key financial measures.
Recent and Future Events Affecting Our Results of Operations—a description of recent events that affect, and future events that may affect, our results of operations.
Results from Operations—an analysis of our results of operations for the three months ended April 2, 2017 compared to the three months ended April 3, 2016 including a review of material items and known trends and uncertainties.
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

Company Overview
We are one of the largest restaurant companies in the United States and have been operating restaurants for more than 55 years. We are the largest Burger King® franchisee in the United States, based on number of restaurants, and have operated Burger King restaurants since 1976. As of April 2, 2017, our restaurant operations consisted of 788 franchised Burger King restaurants in 16 states.
In 2012, as part of an acquisition of restaurants from Burger King Corporation ("BKC") we were assigned BKC's right of first refusal on franchisee restaurant sales in 20 states (the "ROFR"). In the first three months of 2017 we acquired 43 restaurants in and around the Cincinnati, Ohio market. During the year ended January 1, 2017 we acquired 56 restaurants in seven separate transactions and during the year ended January 3, 2016 we acquired 55 restaurants in eight separate transactions.
For 2017, we have modified our groupings of restaurants for reporting and analysis purposes. We refer to our restaurants acquired in 2015, 2016 and 2017 as our "acquired restaurants”. All of our other restaurants, including restaurants acquired before 2015, are referred to as our "legacy restaurants".
The following is an overview of the key financial measures discussed in our results of operations:

•
Restaurant sales consist of food and beverage sales at our restaurants, net of discounts and excluding sales tax collected. Restaurant sales are influenced by changes in comparable restaurant sales, menu price increases, new restaurant development and the closures of restaurants. Restaurants, including restaurants we acquire, are included in comparable restaurant sales after they have been open or owned for 12 months. For comparative purposes, where applicable, the calculation of the changes in comparable restaurant sales is based either on a 52-week or 53-week year.

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

•
Restaurant rent expense includes base rent and contingent rent on our leases characterized as operating leases, and the amortization of favorable and unfavorable leases, reduced by the amortization of deferred gains on sale-leaseback transactions.

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

•
EBITDA, Adjusted EBITDA, Restaurant-Level EBITDA and Adjusted net income (loss). EBITDA, Adjusted EBITDA, Restaurant-Level EBITDA and Adjusted net income (loss) are non-GAAP financial measures. EBITDA represents net income or loss, before provision or benefit for income taxes, interest expense and depreciation and amortization. Adjusted EBITDA represents EBITDA adjusted to exclude impairment and other lease charges, acquisition costs, stock compensation expense and non-recurring income or expense. Restaurant-Level EBITDA represents income or loss from operations adjusted to exclude general and administrative expenses, depreciation and amortization, impairment and other lease charges and other income or expense. Adjusted net income (loss) represents net income or loss adjusted to exclude loss on extinguishment of debt, impairment and other lease charges, acquisition costs, non-recurring income and expense and the related income tax effect of these adjustments. Adjusted net income (loss) also presents the provision or benefit for income taxes as if there was no valuation allowance on our net deferred income tax assets during all periods presented.
We are presenting Adjusted EBITDA, Restaurant-Level EBITDA and Adjusted net income (loss) because we believe that they provide a more meaningful comparison than EBITDA and net income (loss) of our core business operating results, as well as with those of other similar companies. Additionally, we present Restaurant-Level EBITDA because it excludes the impact of general and administrative expenses and other income or expense which are not directly related to restaurant-level operations. Management believes that Adjusted EBITDA and Restaurant-Level EBITDA, when viewed with our results of operations in accordance with GAAP and the accompanying reconciliations on page 27, provide useful information about operating performance and period-over-period growth, and provide additional information that is useful for evaluating the operating performance of our core business without regard to potential distortions. Additionally, management believes that Adjusted EBITDA and Restaurant-Level EBITDA permit investors to gain an understanding of the factors and trends affecting our ongoing cash earnings, from which capital investments are made and debt is serviced.
However, EBITDA, Adjusted EBITDA, Restaurant-Level EBITDA and Adjusted net income (loss) are not measures of financial performance or liquidity under GAAP and, accordingly, should not be considered as alternatives to net income or loss, income or loss from operations or cash flow from operating activities as indicators of operating performance or liquidity. Also, these measures may not be comparable to similarly titled captions of other companies. For the reconciliation between net income or loss to EBITDA, Adjusted EBITDA and Adjusted net income or loss and the reconciliation of income or loss from operations to Restaurant-Level EBITDA, see page 27.
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
From the beginning of 2016 through April 2, 2017, we have acquired 99 restaurants from other franchisees in the following transactions ($ in thousands):

Closing Date		Number of Restaurants	Purchase Price	Number of Fee-Owned Restaurants	Market Location
2016 Acquisitions:
February 23, 2016	(1)	12	$7,127		Scranton/Wilkes-Barre, Pennsylvania
May 25, 2016		6	12,080	5	Detroit, Michigan
July 14, 2016	(1)	4	5,445	3	Detroit, Michigan
August 23, 2016		7	8,755	6	Portland, Maine
October 4, 2016		3	1,623		Raleigh, North Carolina
November 15, 2016		17	7,251		Pittsburgh and Johnstown, Pennsylvania
December 1, 2016		7	5,807	1	Columbus, Ohio
		56	48,088	15
2017 Acquisitions:
February 28, 2017		43	20,373		Cincinnati, Ohio
Total 2016 and 2017 Acquisitions		99	$68,461	15

(1)	Acquisitions resulting from the exercise of our ROFR.
The 2016 acquisitions included the purchase of 15 fee-owned restaurants, of which 14 were sold in sale-leaseback transactions in 2016 for net proceeds of $19.1 million.
The unaudited pro forma impact on the results of operations for the 2016 and 2017 acquisitions is included below. The unaudited pro forma results of operations are not necessarily indicative of the results that would have occurred had the acquisitions been consummated at the beginning of the period presented, nor are they necessarily indicative of any future consolidated operating results. This unaudited pro forma financial information does not give effect to any anticipated synergies, operating efficiencies or cost savings or any transaction costs related to the 2016 acquired restaurants. The following table summarizes certain unaudited pro forma financial information related to our operating results for the three months ended April 2, 2017:

	Three Months Ended
	April 2, 2017	April 3, 2016
Restaurant sales	$247,141	$248,333
Income (loss) from operations	$(527)	$7,857
Adjusted EBITDA	$14,465	$20,426

Capital Expenditures and Remodeling Commitment with BKC
Under our operating agreement with BKC, beginning on January 1, 2016 and until we exceed operating 1,000 Burger King restaurants, a minimum of 10% of our annual new restaurant growth (including acquisitions) must come from the development of new Burger King restaurants (which includes restaurants we relocate within their market area); provided that for 2016 only, any required restaurant development may be deferred and opened by the end of 2017. At April 2, 2017, we have completed the development of five restaurants towards this commitment.
In 2017, we anticipate that total capital expenditures will range from $65 million to $85 million although the actual amount of capital expenditures may differ from these estimates. Capital expenditures in 2017 include remodeling 28 to 32 restaurants to the BKC 20/20 image standard at an approximate average cost of $550,000 per restaurant, rebuilding 6 to 8 restaurants and the construction of 10 to 15 new restaurants, of which 2 or 3 restaurants will be relocated within their respective markets, at an average cost of $1,300,000 per restaurant which excludes the cost of land. Capital expenditures in 2017 also include approximately $10 million to $12 million for non-recurring investments in new kitchen production and food holding systems, new restaurant training systems and certain point-of-sale equipment upgrades. We will review on an ongoing basis our future remodel and development plans in relation to our available capital resources and alternate investment opportunities. At April 2, 2017 we had 564 restaurants with the 20/20 restaurant image, which included restaurants converted prior to our acquisition.
Future Restaurant Closures
We evaluate the performance of our restaurants on an ongoing basis including an assessment of the current and future operating results of the restaurant in relation to its cash flow and future occupancy costs, and with regard to franchise agreement renewals, the cost of required capital improvements. We may elect to close restaurants based on these evaluations.
In the first three months of 2017 we closed eight restaurants, excluding one restaurant relocated within its respective market. In 2016, excluding five restaurants relocated within their respective trade areas, we closed seven restaurants, including six restaurants closed on January 1, 2017. We currently anticipate that for all of 2017 we will close 15 to 20 restaurants, excluding any restaurants being relocated within their trade area, at or near the end of their respective lease term.
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
Reversal of Valuation on Deferred Income Tax Assets
In 2014, we recorded a valuation allowance on all of our net deferred tax assets. For the three months ended April 3, 2016 we determined that a valuation allowance was still needed for all of our net deferred income tax assets, based on the required weight of positive and negative evidence under ASC 740, including consideration of our three-year cumulative loss at that date. Consequently, we recorded no provision or benefit for income taxes in the first quarter of 2016.
During the fourth quarter of 2016, we evaluated evidence to consider the reversal of the valuation allowance on our net deferred income tax assets and determined that there was sufficient positive evidence to conclude that it is more likely than not our deferred income tax assets are realizable. In determining the likelihood of future realization of our deferred income tax assets as of January 1, 2017, we considered both positive and negative evidence and weighted the effect of such evidence based upon its objectivity as required by ASC 740. As a result, we believed that the weight of the positive evidence, including the cumulative income position in the three most recent years (as adjusted for non-recurring items and permanent differences between book and tax) and forecasts for a sustained level of future taxable income, was sufficient to overcome the weight of the negative evidence, and recorded a $30.4 million tax benefit to release the full valuation allowance against our deferred income tax assets in the fourth quarter of 2016.

Effect of Minimum Wage Increases
Certain of the states and municipalities in which we operate have increased their minimum wage rates for 2017 and in many cases have also approved additional increases for future periods. Most notably, New York State has increased the minimum wage applicable to our business to $10.75 an hour in 2017 (from $9.75 an hour in 2016) with subsequent annual increases reaching $15.00 an hour by July 1, 2021. Starting in 2015, we have been receiving New York State minimum wage tax credits that partially offset these additional labor costs. These tax credits diminish over the next few years but currently totals approximately $500,000 per year. We had 129 restaurants in New York State at April 2, 2017. We typically attempt to offset the effects of wage inflation, at least in part, through periodic menu price increases. However, no assurance can be given that we will be able to offset these wage increases in the future.

Results of Operations
Three Months Ended April 2, 2017 Compared to Three Months Ended April 3, 2016
The following table sets forth, for the three months ended April 2, 2017 and April 3, 2016, selected operating results as a percentage of total restaurant sales:

	Three Months Ended
	April 2, 2017	April 3, 2016
Costs and expenses (all restaurants):
Cost of sales	26.8%	26.5%
Restaurant wages and related expenses	33.8%	32.4%
Restaurant rent expense	7.3%	7.1%
Other restaurant operating expenses	16.3%	16.0%
Advertising expense	4.1%	4.1%
General and administrative	6.5%	5.9%
Since the beginning of the first quarter of 2016, we have acquired 99 restaurants, opened five new restaurants that were relocations within their market area, and closed 15 restaurants (excluding relocations).
Restaurant Sales. Total restaurant sales in the first quarter of 2017 increased 7.8% to $239.9 million from $222.5 million in the first quarter of 2016. Comparable restaurant sales decreased 0.6% as an increase in average check of 2.6% was more than offset by a decrease in customer traffic of 3.2%. Comparable restaurant sales increased 5.7% in the first quarter of 2016. The effect in the first quarter of 2017 from menu price increases taken since the beginning of 2016 was approximately 1.8%. Sales in the first quarter of 2017 were $202.1 million for our legacy restaurants and $37.7 million for our acquired restaurants.
Operating Costs and Expenses (percentages stated as a percentage of total restaurant sales). Cost of sales increased to 26.8% in the first quarter of 2017 from 26.5% in the first quarter of 2016 due primarily to higher promotional discounting (0.6%) and a 2.8% increase in beef costs compared to the prior year (0.2%), partially offset by the effect of menu price increases (0.5%).
Restaurant wages and related expenses increased to 33.8% in the first quarter of 2017 from 32.4% in the first quarter of 2016 due primarily to the effect of hourly labor rate increases of 6% and the deleveraging of fixed management wages (0.5%) on slightly lower comparable restaurant sales and higher medical claims (0.3%).
Other restaurant operating expenses increased to 16.3% in the first quarter of 2017 from 16.0% in the first quarter of 2016 due primarily to the effect of lower sales volumes on fixed operating costs.
Advertising expense was 4.1% in both the first quarter of 2017 and the first quarter of 2016.

Restaurant rent expense increased to 7.3% in the first quarter of 2017 and from 7.1% in the first quarter of 2016, primarily due to the effect of lower sales volumes on fixed rental costs and the sale-leaseback of certain fee-owned properties acquired in 2015 after the end of the first quarter of 2016.
Restaurant-Level EBITDA. As a result of the factors discussed above, Restaurant-Level EBITDA decreased $2.9 million, or 9.3%, to $27.9 million in the first quarter of 2017, and as a percentage of total restaurant sales, decreased to 11.6% in the first quarter of 2017 from 13.8% in the prior year period. For a reconciliation between Restaurant-Level EBITDA and income from operations see page 27.

	Three Months Ended
	April 2, 2017	% (1)	April 3, 2016	% (1)
	(in thousands of dollars)
Restaurant Sales:
Legacy restaurants	$202,127		$203,793
Acquired restaurants	37,725		18,726
Total	$239,852		$222,519

Restaurant-Level EBITDA:
Legacy restaurants	$24,249	12.0%	$28,341	13.9%
Acquired restaurants	3,603	9.6%	2,380	12.7%
Total	$27,852	11.6%	$30,721	13.8%
(1) Restaurant-Level EBITDA margin is calculated as a percentage of restaurant sales for each respective group of restaurants.
Restaurant-Level EBITDA margin decreased 1.9% for our legacy restaurants due to a comparable restaurant sales decrease of 0.6% in conjunction with higher labor costs, increased promotional discounting and higher medical claims.
Comparable restaurant sales for our acquired restaurants decreased 0.8% in the first quarter of 2017. Restaurant-Level EBITDA margin decreased 3.1% for our acquired restaurants due to lower average unit sales volumes at the restaurants we acquired since the end of the first quarter of 2016, relative to our 2015 acquisitions, and similar expense factors mentioned above. Restaurant-Level EBITDA margin for our acquired restaurants was lower in the first quarter of 2017 compared to our legacy restaurants due primarily to the effect of lower average restaurant sales volumes on fixed labor and operating costs, including rent and and other occupancy costs, utility costs, and higher repairs and maintenance expenses related to deferred maintenance prior to our ownership.
General and Administrative Expenses. General and administrative expenses increased $2.4 million in the first quarter of 2017 to $15.6 million, and as a percentage of total restaurant sales, increased to 6.5% in from 5.9% in the first quarter of 2016. The increase in total general and administrative expenses was due primarily to additional field management and restaurant manager training costs related to the 2016 and 2017 acquisitions, higher stock-based compensation expense of $0.3 million and higher acquisition costs of $0.3 million, partially offset by lower administrative bonus accruals of $0.2 million.
Adjusted EBITDA. As a result of the factors above, Adjusted EBITDA decreased to $13.9 million in the first quarter of 2017 from $18.5 million in the first quarter of 2016, and, as a percentage of total restaurant sales, decreased to 5.8% in the first quarter of 2017 from 8.3% in the prior year period. For a reconciliation between net income (loss) and EBITDA and Adjusted EBITDA see page 27.
Depreciation and Amortization Expense. Depreciation and amortization expense increased $2.1 million to $13.2 million in the first quarter of 2017 from $11.1 million in the first quarter of 2017 due primarily to our ongoing remodeling initiatives and our acquisition of restaurants in 2016 and 2017.

Impairment and Other Lease Charges. Impairment and other lease charges were $0.5 million in the first quarter of 2017 due primarily to $0.2 million of asset impairment charges at three underperforming restaurants and other lease charges of $0.1 million associated with three restaurants closed during the first quarter.
Interest Expense. Interest expense increased to $4.8 million in the first quarter of 2017 from $4.5 million in the first quarter of 2016 due to revolving credit borrowings in the first quarter of 2017 compared to no revolving credit borrowings in the first quarter of 2016. The weighted average interest rate on our long-term debt, excluding lease financing obligations, was 7.64% in the first quarter of 2017 and 8.00% in the first quarter of 2016.
Benefit for Income Taxes. The benefit for income taxes for the three months ended April 2, 2017 was derived using an estimated effective annual income tax rate for all of 2017 of 19.0%, which excludes any discrete tax adjustments. The income tax benefit for the three months ended April 2, 2017 contains net discrete tax adjustments of $0.6 million of tax expense.
Due to the valuation allowance on all of our net deferred income tax assets in 2016 discussed above, we did not record any provision or benefit for income taxes in the first quarter of 2016.
Net Income (Loss). As a result of the above, net loss for the first quarter of 2017 was $5.6 million, or $0.16 per diluted share, compared to net income in the first quarter of 2016 of $2.1 million, or $0.05 per diluted share.

Reconciliations of net income (loss) to EBITDA, Adjusted EBITDA and Adjusted net income (loss) and income (loss) from operations to Restaurant-Level EBITDA for three months ended April 2, 2017 and April 3, 2016 are as follows (in thousands, except for per share data):

	Three Months Ended
Reconciliation of EBITDA and Adjusted EBITDA:	April 2, 2017	April 3, 2016
Net income (loss)	$(5,596)	$2,145
Benefit for income taxes	(611)	—
Interest expense	4,801	4,535
Depreciation and amortization	13,151	11,057
EBITDA	11,745	17,737
Impairment and other lease charges	531	222
Acquisition costs (1)	718	408
Gain on partial condemnation	—	(450)
Stock-based compensation expense	883	565
Adjusted EBITDA	$13,877	$18,482

Reconciliation of Restaurant-Level EBITDA:
Income (loss) from operations	$(1,406)	$6,680
Add:
General and administrative expenses	15,576	13,206
Depreciation and amortization	13,151	11,057
Impairment and other lease charges	531	222
Other income	—	(444)
Restaurant-Level EBITDA	$27,852	$30,721

Reconciliation of Adjusted net income (loss):
Net income (loss)	$(5,596)	$2,145
Add:
Impairment and other lease charges	531	222
Gain on partial condemnation	—	(450)
Acquisition costs (1)	718	408
Income tax effect on above adjustments (2)	(475)	(68)
Provision for deferred income tax valuation allowance (3)	—	36
Adjusted net income (loss)	$(4,822)	$2,293
Adjusted diluted net income (loss) per share (4)	$(0.14)	$0.05

(1)
Acquisition costs for the periods presented include primarily legal and professional fees incurred in connection with restaurant acquisitions, which were included in general and administrative expense.

(2)
The income tax effect related to the adjustments for impairment and other lease charges, acquisition costs and gain on partial condemnation during the periods presented was calculated using an effective income tax rate of 38%.

(3)
Prior to the fourth quarter of 2016, we recognized a valuation allowance on all of our net deferred income tax assets. This valuation allowance was reversed in the fourth quarter of 2016. For comparability, when presenting Adjusted net income (loss), this adjustment reflects the benefit that would have been realized from our deferred income tax assets during the three months ended April 3, 2016 if such valuation allowance on net deferred income tax assets had been reversed prior to 2016.

(4)	Adjusted diluted net income (loss) per share is calculated based on Adjusted net income (loss) and the dilutive weighted average common shares outstanding for the respective periods, where applicable.

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
On January 13, 2017, we entered into an amendment to our senior credit facility to, among other things, increase the potential aggregate maximum revolving credit borrowings by $18.0 million to a total of $73.0 million.
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
Operating Activities. Net cash provided from operating activities in the first quarter of 2017 decreased to $10.0 million from $10.8 million in the first quarter of 2016 due primarily to an increase in cash from changes in the components of net working capital of $4.9 million offset by a decrease in Adjusted EBITDA of $4.6 million.
Investing Activities. Net cash used for investing activities in the first quarter of 2017 and 2016 was $32.8 million and $20.3 million, respectively.
As discussed above, in the first quarter of 2017 we acquired 43 restaurants for a total cash purchase price of $20.4 million and in the first quarter of 2016 we acquired 12 restaurants for a total cash purchase price of $7.1 million.
Capital expenditures are a large component of our investing activities and include: (1) new restaurant development, which may include the purchase of real estate; (2) restaurant remodeling, which includes the renovation or rebuilding of the interior and exterior of our existing restaurants including expenditures associated with our franchise agreement renewals and certain restaurants that we acquire; (3) other restaurant capital expenditures, which include capital maintenance expenditures for the ongoing reinvestment and enhancement of our restaurants, and from time to time, to support BKC’s initiatives; and (4) corporate and restaurant information systems, including expenditures for our point-of-sale systems for restaurants that we acquire.

The following table sets forth our capital expenditures for the periods presented (in thousands of dollars):

Three Months Ended April 2, 2017
New restaurant development	$1,846
Restaurant remodeling	5,492
Other restaurant capital expenditures	3,288
Corporate and restaurant information systems	1,844
Total capital expenditures	$12,470
Number of new restaurant openings including relocations	1
Three Months Ended April 3, 2016
New restaurant development	$545
Restaurant remodeling	12,708
Other restaurant capital expenditures	4,265
Corporate and restaurant information systems	1,164
Total capital expenditures	$18,682
Number of new restaurant openings including relocations	—
Investing activities in the first three months of 2016 also included proceeds from sale-leaseback transactions of$5.0 million.
Financing Activities. Net cash provided from financing activities in the first three months of 2017 was $23.5 million due primarily to net revolving credit borrowings of $24.0 million offset by principal payments on capital leases of $0.4 million. Net cash used for financing activities in the first three months of 2016 was $0.5 million due primarily to principal payments on capital leases.
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
Senior Credit Facility. On May 30, 2012, we entered into a senior credit facility, which was most recently amended on January 13, 2017 to provide for aggregate revolving credit borrowings of up to $73.0 million (including $20.0 million available for letters of credit) and to extend the maturity date to February 12, 2021. The amended senior credit facility also provides for potential incremental borrowing increases of up to $25.0 million, in the aggregate. As of April 2, 2017, there was $37.5 million in revolving credit borrowings outstanding and $12.8 million of letters of credit issued under the senior credit facility. After reserving for issued letters of credit and outstanding revolving credit borrowings, $22.7 million was available for revolving credit borrowings under the amended senior credit facility at April 2, 2017.
Borrowings under the senior credit facility bear interest at a rate per annum, at our option, of:
(i) the Alternate Base Rate plus the applicable margin of 1.75% to 2.75% based on our Adjusted Leverage Ratio, or
(ii) the LIBOR Rate plus the applicable margin of 2.75% to 3.75% based on our Adjusted Leverage Ratio (all terms as defined under the senior credit facility).
At April 2, 2017 our LIBOR Rate margin was 2.75% and the Alternate Base Rate margin was 1.75% based on our Adjusted Leverage Ratio at the end of the fourth quarter of 2016. The weighted average interest rate on outstanding revolving credit borrowings at April 2, 2017 was 4.08%.
Our obligations under the senior credit facility are jointly and severally guaranteed by our subsidiaries and are secured by first priority liens on substantially all of our assets, including a pledge of all of the capital stock and equity interests of our subsidiaries.
Under the amended senior credit facility, we are required to make mandatory prepayments of borrowings in the event of dispositions of assets, debt issuances and insurance and condemnation proceeds (all subject to certain exceptions).
The amended senior credit facility contains certain covenants, including without limitation, those limiting our ability to, among other things, incur indebtedness, incur liens, sell or acquire assets or businesses, change the character of its business in all material respects, engage in transactions with related parties, make certain investments, make certain restricted payments or pay dividends. In addition, the amended senior credit facility requires us to meet certain financial ratios, including a Fixed Charge Coverage Ratio, Adjusted Leverage Ratio and First Lien Leverage Ratio (all as defined under the amended senior credit facility). We were in compliance with the financial covenants under our senior credit facility at April 2, 2017.
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
Contractual Obligations
A table of our contractual obligations as of January 1, 2017 was included in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended January 1, 2017. There have been no significant changes to our contractual obligations during the three months ended April 2, 2017.

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
Application of Critical Accounting Policies
Our unaudited interim consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in the “Significant Accounting Policies” footnote in the notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended January 1, 2017. Critical accounting estimates are those that require application of management’s most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. There have been no material changes affecting our critical accounting policies previously disclosed in our Annual Report on Form 10-K for the fiscal year ended January 1, 2017.
Forward Looking Statements
This Quarterly Report on Form 10-Q contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements that are predictive in nature or that depend upon or refer to future events or conditions are forward-looking statements. These statements are often identified by the words “may”, “might", “will”, “should”, “anticipate”, “believe”, “expect”, “intend”, “estimate”, “hope”, “plan” or similar expressions. In addition, expressions of our strategies, intentions or plans are also forward looking statements. These statements reflect management’s current views with respect to future events and are subject to risks and uncertainties, both known and unknown. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their date. There are important factors that could cause actual results to differ materially from those in forward-looking statements, many of which are beyond our control. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected or implied in the forward-looking statements. We have identified significant factors that could cause actual results to differ materially from those stated or implied in the forward-looking statements. We believe important factors that could cause actual results to differ materially from our expectations include the following, in addition to other risks and uncertainties discussed herein and in our Annual Report on Form 10-K for the fiscal year ended January 1, 2017:

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

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes from the information presented in Item 7A included in our Annual Report on Form 10-K for the year ended January 1, 2017 with respect to our market risk sensitive instruments.
A 1% change in interest rates would have resulted in a $0.1 million change to interest expense for the three months ended April 2, 2017 due to our revolving credit borrowings and no change in the three months ended April 3, 2016.
ITEM 4—CONTROLS AND PROCEDURES
Disclosure Controls and Procedures. Our senior management is responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d – 15(e) under the Exchange Act), designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Evaluation of Disclosure Controls and Procedures. We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 2, 2017.
No change occurred in our internal control over financial reporting during the first quarter of 2017 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
We are a party to various litigation matters that arise in the ordinary course of business. We do not believe that the outcome of any of these other matters meet the disclosure or recognition standards, nor will they have a material adverse effect on our consolidated financial statements.
Item 1A. Risk Factors
Part I-Item 1A of Annual Report on Form 10-K for the fiscal year ended January 1, 2017 describes important factors that could materially adversely affect our business, consolidated financial condition or results of operations or cause our operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-Q or presented elsewhere by management from time-to-time. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended January 1, 2017.
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

CARROLS RESTAURANT GROUP, INC.

Date: May 10, 2017	/s/ Daniel T. Accordino
(Signature)
Daniel T. Accordino Chief Executive Officer

Date: May 10, 2017	/s/ Paul R. Flanders
(Signature)
Paul R. Flanders Vice President – Chief Financial Officer and Treasurer