Form 10-Q
period 2017-07-02
CARROLS RESTAURANT GROUP, INC.
filed 2017-08-09
CIK 809248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2017
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

If an emerging growth company, indicate by check mark if the to use the extended transition period for complying with any new or revised financial accounting registrant has elected not standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 7, 2017, Carrols Restaurant Group, Inc. had 36,158,711 shares of its common stock, $.01 par value, outstanding.

CARROLS RESTAURANT GROUP, INC.
FORM 10-Q
QUARTER ENDED July 2, 2017

PART I—FINANCIAL INFORMATION
ITEM 1—INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CARROLS RESTAURANT GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands of dollars, except share and per share amounts)
(Unaudited)

	July 2, 2017	January 1, 2017
ASSETS
Current assets:
Cash	$33,721	$2,002
Trade and other receivables	10,591	7,623
Inventories	8,131	7,761
Prepaid rent	5,107	4,665
Prepaid expenses and other current assets	7,202	7,465
Refundable income taxes	153	153
Total current assets	64,905	29,669
Property and equipment, net of accumulated depreciation of $270,965 and $254,807, respectively	247,055	247,847
Franchise rights, net of accumulated amortization of $97,061 and $93,799, respectively (Note 3)	155,046	134,153
Goodwill (Note 3)	36,346	22,869
Franchise agreements, at cost less accumulated amortization of $10,302 and $9,734, respectively	23,587	19,591
Favorable leases, net of accumulated amortization of $2,021 and $1,760, respectively (Note 3)	6,222	5,441
Deferred income taxes (Note 7)	27,465	28,841
Other assets	1,862	1,744
Total assets	$562,488	$490,155
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt (Note 6)	$1,731	$1,616
Accounts payable	20,778	22,445
Accrued interest	3,672	2,676
Accrued payroll, related taxes and benefits	23,469	26,029
Accrued real estate taxes	5,116	5,202
Other liabilities	13,287	10,932
Total current liabilities	68,053	68,900
Long-term debt, net of current portion (Note 6)	279,388	215,108
Lease financing obligations	1,196	2,938
Deferred income—sale-leaseback of real estate	11,542	12,271
Accrued postretirement benefits	4,693	4,566
Unfavorable leases, net of accumulated amortization of $4,635 and $4,643, respectively (Note 3)	13,945	11,686
Other liabilities (Note 5)	23,052	20,030
Total liabilities	401,869	335,499
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, par value $.01; authorized 20,000,000 shares, issued and outstanding—100 shares	—	—
Voting common stock, par value $.01; authorized—100,000,000 shares, issued—36,158,711 and 35,835,800 shares, respectively, and outstanding—35,427,401 and 35,258,579 shares, respectively	354	353
Additional paid-in capital	142,918	141,133
Retained earnings	18,691	14,514
Accumulated other comprehensive loss	(1,203)	(1,203)
Treasury stock, at cost	(141)	(141)
Total stockholders’ equity	160,619	154,656
Total liabilities and stockholders’ equity	$562,488	$490,155

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE AND SIX MONTHS ENDED JULY 2, 2017 AND JULY 3, 2016
(In thousands of dollars)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Restaurant sales	$279,478	$241,368	$519,330	$463,887
Costs and expenses:
Cost of sales	78,724	62,117	142,960	121,137
Restaurant wages and related expenses	87,948	73,545	169,019	145,628
Restaurant rent expense	18,892	16,118	36,489	31,996
Other restaurant operating expenses	41,910	37,316	81,105	73,005
Advertising expense	11,431	10,770	21,332	19,898
General and administrative (including stock-based compensation expense of $903, $606, $1,786, and $1,171 respectively)	14,411	14,355	29,987	27,561
Depreciation and amortization	13,366	11,486	26,517	22,543
Impairment and other lease charges (Note 4)	432	286	963	508
Other expense, net (Note 12)	29	1,479	29	1,035
Total operating expenses	267,143	227,472	508,401	443,311
Income from operations	12,335	13,896	10,929	20,576
Interest expense	5,029	4,520	9,830	9,055
Income before income taxes	7,306	9,376	1,099	11,521
Provision for income taxes (Note 7)	1,267	—	656	—
Net income	$6,039	$9,376	$443	$11,521
Basic and diluted net income per share (Note 11)	$0.13	$0.21	$0.01	$0.25
Shares used in computing net income per share:
Basic weighted average common shares outstanding	35,415,416	35,117,463	35,399,820	35,109,610
Diluted weighted average common shares outstanding	44,941,819	44,818,528	44,980,576	44,849,707
Comprehensive income, net of tax:
Net income	$6,039	$9,376	$443	$11,521
Other comprehensive income	—	—	—	—
Comprehensive income	$6,039	$9,376	$443	$11,521

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands of dollars, except share and per share amounts)
(Unaudited)

					Retained	Accumulated
				Additional	Earnings	Other		Total
	Common Stock		Preferred	Paid-In	(Accumulated	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Stock	Capital	Deficit)	Income	Stock	Equity
Balance at January 3, 2016	35,039,890	$350	$—	$139,083	$(30,958)	$(335)	$(141)	$107,999
Stock-based compensation	—	—	—	2,053	—	—	—	2,053
Vesting of non-vested shares and excess tax benefits	218,689	3	—	(3)	—	—	—	—
Net income	—	—	—	—	45,472	—	—	45,472
Change in postretirement benefit obligations, net of tax benefit of $541	—	—	—	—	—	(868)	—	(868)
Balance at January 1, 2017	35,258,579	353	—	141,133	14,514	(1,203)	(141)	154,656
Cumulative-effect adjustment from adoption of ASU 2016-09	—	—	—	—	3,734	—	—	3,734
Stock-based compensation	—	—	—	1,786	—	—	—	1,786
Vesting of non-vested shares and excess tax benefits	168,822	1	—	(1)	—	—	—	—
Net income	—	—	—	—	443	—	—	443
Balance at July 2, 2017	35,427,401	$354	$—	$142,918	$18,691	$(1,203)	$(141)	$160,619

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JULY 2, 2017 AND JULY 3, 2016
(In thousands of dollars)
(Unaudited)

	Six Months Ended
	July 2, 2017	July 3, 2016
Cash flows provided from operating activities:
Net income	$443	$11,521
Adjustments to reconcile net income to net cash provided from operating activities:
Loss on disposals of property and equipment	479	(63)
Stock-based compensation	1,786	1,171
Impairment and other lease charges	963	508
Depreciation and amortization	26,517	22,543
Amortization of deferred financing costs	437	395
Amortization of bond premium	(24)	—
Amortization of deferred gains from sale-leaseback transactions	(839)	(904)
Deferred income taxes	656	—
Changes in other operating assets and liabilities	(1,689)	(6,886)
Net cash provided from operating activities	28,729	28,285
Cash flows used for investing activities:
Capital expenditures:
New restaurant development	(2,606)	(3,261)
Restaurant remodeling	(12,681)	(26,085)
Other restaurant capital expenditures	(7,810)	(8,531)
Corporate and restaurant information systems	(3,717)	(1,629)
Total capital expenditures	(26,814)	(39,506)
Acquisition of restaurants, net of cash acquired (Note 2)	(36,563)	(19,207)
Proceeds from sale-leaseback transactions	2,717	17,687
Proceeds from insurance recoveries	—	1,016
Net cash used for investing activities	(60,660)	(40,010)
Cash flows provided from financing activities:
Proceeds from issuance of 8% senior secured second lien notes	79,875	—
Borrowings under senior credit facility	183,250	12,750
Repayments under senior credit facility	(196,750)	(12,750)
Principal payments on capital leases	(804)	(716)
Costs associated with financing long-term debt	(1,921)	(102)
Net cash provided from (used for) financing activities	63,650	(818)
Net increase (decrease) in cash	31,719	(12,543)
Cash, beginning of period	2,002	22,274
Cash, end of period	$33,721	$9,731
Supplemental disclosures:
Interest paid on long-term debt	$9,198	$8,608
Interest paid on lease financing obligations	$66	$52
Accruals for capital expenditures	$1,992	$4,453
Non-cash reduction of lease financing obligations	$1,744	$—
Income taxes refunded (paid)	$—	$—
Capital lease obligations acquired or incurred	$277	$263

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars except share and per share amounts)

1. Basis of Presentation
Business Description. At July 2, 2017 Carrols Restaurant Group, Inc. ("Carrols Restaurant Group") operated, as franchisee, 799 restaurants under the trade name “Burger King ®” in 17 Northeastern, Midwestern and Southeastern states.
Basis of Consolidation. Carrols Restaurant Group is a holding company and conducts all of its operations through its wholly-owned subsidiary, Carrols Corporation (“Carrols”) and Carrols' wholly-owned subsidiary, Carrols LLC, a Delaware limited liability company, and Carrols LLC's wholly-owned subsidiary Republic Foods, Inc., a Maryland corporation ("Republic Foods"). The unaudited condensed consolidated financial statements presented herein include the accounts of Carrols Restaurant Group and its wholly-owned subsidiary Carrols.
Unless the context otherwise requires, Carrols Restaurant Group, Carrols, Carrols LLC and Republic Foods, Inc. are collectively referred to as the “Company.” All intercompany transactions have been eliminated in consolidation.
Fiscal Year. The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. The three and six months ended July 2, 2017 and July 3, 2016 each contained thirteen and twenty-six weeks, respectively. The 2017 fiscal year will end December 31, 2017 and will contain 52 weeks.
Basis of Presentation. The accompanying unaudited condensed consolidated financial statements for the six months ended July 2, 2017 and July 3, 2016 have been prepared without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission and do not include certain of the information and the footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of such unaudited consolidated financial statements have been included. The results of operations for the three and six months ended July 2, 2017 and July 3, 2016 are not necessarily indicative of the results to be expected for the full year.
These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended January 1, 2017. The January 1, 2017 consolidated balance sheet data is derived from those audited consolidated financial statements.
Use of Estimates. The preparation of the accompanying unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the unaudited consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates include: accrued occupancy costs, insurance liabilities, evaluation for impairment of long-lived assets and franchise rights, lease accounting matters, the valuation of acquired assets and liabilities and the valuation of deferred income tax assets. Actual results could differ from those estimates.
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

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars except share and per share amounts)

determinations, the Company may engage an independent third party valuation specialist to assist with the valuation of certain leasehold improvements, franchise rights and favorable and unfavorable leases.
The Company estimates that the seller's carrying value of acquired restaurant equipment, subject to certain adjustments, is equivalent to fair value of this equipment at the date of the acquisition. The fair values of assumed franchise agreements are valued as if the remaining term of the agreement is at the market rate. The fair values of acquired land, buildings,certain leasehold improvements and restaurant equipment subject to capital leases are determined using both the cost approach and market approach. The fair value of the favorable and unfavorable leases acquired, as well as the fair value of land, buildings, leasehold improvements and restaurant equipment subject to capital leases acquired is measured using significant inputs observable in the open market. The Company categorizes all such inputs as Level 2 inputs under ASC 820. The fair value of acquired franchise rights is primarily determined using the income approach.
Fair Value of Financial Instruments. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. In determining fair value, the accounting standards establish a three level hierarchy for inputs used in measuring fair value as follows: Level 1 inputs are quoted prices in active markets for identical assets or liabilities; Level 2 inputs are observable for the asset or liability, either directly or indirectly, including quoted prices in active markets for similar assets or liabilities; and Level 3 inputs are unobservable and reflect our own assumptions. Financial instruments include cash, trade and other receivables, accounts payable and long-term debt. The carrying amounts of cash, trade and other receivables and accounts payable approximate fair value because of the short-term nature of these financial instruments. The fair value of the Carrols Restaurant Group 8.0% Senior Secured Second Lien Notes due 2022 is based on a recent trading value, which is considered Level 2, and at July 2, 2017 was approximately $293.6 million.
Fair value measurements of non-financial assets and non-financial liabilities are primarily used in the impairment analysis of long-lived assets, goodwill and intangible assets. Long-lived assets and definite-lived intangible assets are measured at fair value on a nonrecurring basis using Level 3 inputs. As described in Note 4, the Company recorded long-lived asset impairment charges of $0.2 million and $0.6 million during the three and six months ended July 2, 2017, respectively, and $0.5 million and $0.6 million during the three and six months ended July 3, 2016, respectively.
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
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU addresses the classification of certain cash receipts and payments in the statement of cash flows in order to eliminate diversity in practice. This update is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. The Company is evaluating the potential impact that adoption will have on its consolidated financial statements and related disclosures.
In February 2016, the FASB issued ASU No. 2016-02, Leases. This ASU is intended to improve the reporting of leasing transactions to provide users of financial statements with more decision-useful information. This ASU will require organizations that lease assets to recognize the assets and liabilities for the rights and obligations created by those leases on the balance sheet. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, using a modified retrospective approach. Early adoption is permitted. The Company is evaluating the potential impact that adoption will have on its consolidated financial statements and related

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars except share and per share amounts)

disclosures, but expects it will have a material impact on its consolidated balance sheet as the ASU requires balance sheet recognition of assets and obligations for current operating leases.
In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies certain elements of accounting for employee share-based payment transactions, including income tax consequences, the classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company adopted this ASU in the first quarter of 2017. Upon adoption of this ASU, the Company elected to change its accounting policy and account for forfeitures when they occur. The Company recorded a $3.7 million cumulative-effect adjustment to increase deferred tax assets and retained earnings as a result of the recognition of excess tax benefits previously unrealized. Prior periods have not been adjusted for the adoption of this ASU.
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
2. Acquisitions
In 2012, as part of an acquisition of restaurants from Burger King Corporation ("BKC"), the Company was assigned BKC's right of first refusal on franchisee restaurant sales in 20 states (the "ROFR"). Since the beginning of 2016, the Company has acquired an aggregate of 116 restaurants from other franchisees in the following transactions, some of which were subject to the ROFR:

Closing Date		Number of Restaurants	Purchase Price		Fee-Owned (1)	Market Location
2016 Acquisitions:
February 23, 2016	(2)	12	$7,127			Scranton/Wilkes-Barre, Pennsylvania
May 25, 2016		6	12,080		5	Detroit, Michigan
July 14, 2016	(2)	4	5,445		3	Detroit, Michigan
August 23, 2016		7	8,755		6	Portland, Maine
October 4, 2016		3	1,623			Raleigh, North Carolina
November 15, 2016		17	7,251			Pittsburgh and Johnstown, Pennsylvania
December 1, 2016		7	5,807		1	Columbus, Ohio
		56	48,088		15
2017 Acquisitions:
February 28, 2017		43	20,373			Cincinnati, Ohio
June 6, 2017	(2)	17	16,190	(3)		Baltimore, Maryland and Washington, DC
Total 2016 and 2017 Acquisitions		116	$84,651		15

(1)	The 2016 acquisitions included the purchase of 15 fee-owned restaurants, of which 14 were sold in sale-leaseback transactions during 2016 for net proceeds of $19.1 million.

(2)	Acquisitions resulting from the exercise of the ROFR.

(3)
The purchase price and the related allocation for this acquisition (included in the presentation below) is preliminary and subject to adjustment related to working capital settlement and related deferred income tax considerations.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars except share and per share amounts)

The Company allocated the aggregate purchase price to the net tangible and intangible assets acquired in the acquisitions at their estimated fair values. The following table summarizes the preliminary allocation of the aggregate purchase price for the 2017 acquisitions reflected in the consolidated balance sheet as of July 2, 2017.

Trade and other receivables	$486
Inventory	566
Prepaid expenses	192
Other assets	52
Restaurant equipment	3,244
Restaurant equipment - subject to capital lease	235
Leasehold improvements	2,326
Franchise fees	1,292
Franchise rights (Note 3)	24,156
Favorable leases (Note 3)	1,100
Deferred income taxes	(4,456)
Goodwill (Note 3)	13,477
Capital lease obligations for restaurant equipment	(278)
Unfavorable leases (Note 3)	(2,997)
Accounts payable	(880)
Accrued payroll, related taxes and benefits	(270)
Other liabilities	(1,682)
Net assets acquired	$36,563
Goodwill recorded in connection with these acquisitions represents costs in excess of fair values assigned to the underlying net assets of acquired restaurants. Goodwill of $6.5 million is expected to be deductible for income tax purposes for the 2017 acquisitions. Deferred income tax assets and liabilities are due primarily to the book and tax bases difference of franchise rights, property and equipment, net favorable and unfavorable leases and other liabilities.
The restaurants acquired in 2016 and 2017 contributed restaurant sales of $34.4 million and $55.1 million in the three and six months ended July 2, 2017, respectively, and $5.1 million and $7.0 million in the three and six months ended July 3, 2016, respectively. It is impracticable to disclose net earnings for the post-acquisition period for the acquired restaurants as net earnings of these restaurants were not tracked on a collective basis due to the integration of administrative functions, including field supervision.
The unaudited pro forma impact on the results of operations for the restaurants acquired in 2017 and 2016 for the three and six months ended July 2, 2017 and July 3, 2016 is included below. The unaudited pro forma results of operations are not necessarily indicative of the results that would have occurred had the acquisitions been consummated at the beginning of the periods presented, nor are they necessarily indicative of any future consolidated operating results. The following table summarizes the Company's unaudited pro forma operating results:

	Three Months Ended		Six Months Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Restaurant sales	$285,952	$266,630	$541,112	$523,210
Net income	$6,659	$12,481	$1,716	$16,629
Basic and diluted net income per share	$0.15	$0.28	$0.04	$0.37

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars except share and per share amounts)

This unaudited pro forma financial information does not give effect to any anticipated synergies, operating efficiencies or cost savings or any integration costs related to the acquired restaurants. The unaudited pro forma financial results exclude transaction costs recorded as general and administrative expenses of $0.4 million and $1.2 million during the three and six months ended July 2, 2017, respectively, and $0.2 million and $0.6 million during the three and six months ended July 3, 2016, respectively.
3. Intangible Assets
Goodwill. The Company is required to review goodwill for impairment annually, or more frequently when events and circumstances indicate that the carrying amount may be impaired. If the determined fair value of goodwill is less than the related carrying amount, an impairment loss is recognized. The Company performs its annual impairment assessment as of the last day of its fiscal year and does not believe circumstances have changed since the last assessment date which would make it necessary to reassess its value. There have been no recorded goodwill impairment losses during the three or six months ended July 2, 2017 or July 3, 2016. The change in goodwill for the six months ended July 2, 2017 is summarized below:

Balance at January 1, 2017	$22,869
Acquisitions of restaurants (Note 2)	13,477
Balance at July 2, 2017	$36,346
Franchise Rights. Amounts allocated to franchise rights for each acquisition of Burger King restaurants are amortized using the straight-line method over the average remaining term of the acquired franchise agreements plus one twenty-year renewal period.
The Company assesses the potential impairment of franchise rights whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If an indicator of impairment exists, an estimate of the aggregate undiscounted cash flows from the acquired restaurants is compared to the respective carrying value of franchise rights for each acquisition. If an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value. No impairment charges were recorded related to the Company’s franchise rights for the three or six months ended July 2, 2017 and July 3, 2016. The change in franchise rights for the six months ended July 2, 2017 is summarized below:

Balance at January 1, 2017	$134,153
Acquisitions of restaurants (Note 2)	24,156
Amortization expense	(3,263)
Balance at July 2, 2017	$155,046
Amortization expense related to franchise rights was $1.7 million and $1.5 million for the three months ended July 2, 2017 and July 3, 2016, respectively, and $3.3 million and $2.9 million for the six months ended July 2, 2017 and July 3, 2016, respectively. The Company expects annual amortization expense to be $6.8 million in 2017 and $7.1 million in each of the following five years.
Favorable and Unfavorable Leases. Amounts allocated to favorable and unfavorable leases are being amortized using the straight-line method over the remaining terms of the underlying lease agreements as a net reduction of restaurant rent expense. Additions to favorable lease assets and unfavorable lease liabilities from the 2017 acquisitions included in Note 2 totaled $1.1 million and $3.0 million for the six months ended July 2, 2017, respectively.
The net reduction of rent expense related to the amortization of favorable and unfavorable leases was $0.2 million each of the three months ended July 2, 2017 and July 3, 2016 and $0.4 million in the each of the six months ended July 2, 2017 and July 3, 2016. The Company expects the net annual reduction of rent expense to be $0.8 million in 2017, $0.9 million in 2018, $0.8 million and 2019, $0.7 million in 2020 and $0.6 million and 2021 and 2022.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
The Company determines the fair value of restaurant equipment, for those restaurants reviewed for impairment, based on current economic conditions and the Company’s history of using these assets in the operation of its business. These fair value asset measurements rely on significant unobservable inputs and are considered Level 3 in the fair value hierarchy.
 During the three months ended July 2, 2017, the Company recorded impairment and other lease charges of $0.4 million which included $0.2 million of capital expenditures at previously impaired restaurants and $0.2 million of other lease charges associated with changes in estimates of future costs related to closed restaurants. During the six months ended July 2, 2017, the Company recorded impairment and other lease charges of $1.0 million, which included $0.4 million of capital expenditures at previously impaired restaurants, $0.2 million of asset impairment charges at three underperforming restaurants and $0.4 million of other lease charges primarily due to three restaurants closed during the first quarter.
During the three months and six months ended July 3, 2016, the Company recorded asset impairment charges of $0.5 million and $0.6 million, respectively, primarily from capital expenditures at previously impaired restaurants. During the three months ended July 3, 2016, the Company reduced other lease charges by $0.2 million due to favorable lease terminations for three previously closed restaurant properties.
The following table presents the activity in the accrual for closed restaurant locations:

	Six Months Ended	Year Ended
	July 2, 2017	January 1, 2017
Balance, beginning of the period	$1,513	$2,088
Provisions for restaurant closures	179	59
Changes in estimates of accrued costs	118	(89)
Payments, net	(387)	(691)
Other adjustments, including the effect of discounting future obligations	382	146
Balance, end of the period	$1,805	$1,513
Changes in estimates of accrued costs primarily relate to revisions or terminations of certain closed restaurant leases, changes in assumptions for sublease income and other costs.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars except share and per share amounts)

5. Other Liabilities, Long-Term
Other liabilities, long-term, at July 2, 2017 and January 1, 2017 consisted of the following:

	July 2, 2017	January 1, 2017
Deferred rent	$12,669	$11,498
Other accrued occupancy costs	3,143	3,254
Accrued workers’ compensation and general liability claims	4,629	3,364
Deferred compensation	2,394	1,756
Other	217	158
	$23,052	$20,030
Other accrued occupancy costs above include long-term obligations pertaining to closed restaurant locations, contingent rent and unamortized lease incentives.
6. Long-term Debt
Long-term debt at July 2, 2017 and January 1, 2017 consisted of the following:

	July 2, 2017	January 1, 2017
Collateralized:
Carrols Restaurant Group 8% Senior Secured Second Lien Notes	$275,000	$200,000
Senior Credit Facility - Revolving credit borrowings	—	13,500
Capital leases	6,514	7,039
	281,514	220,539
Less: current portion	(1,731)	(1,616)
Less: deferred financing costs	(5,246)	(3,815)
Add: bond premium	$4,851	$—
	$279,388	$215,108
8% Notes. On April 29, 2015, the Company issued $200.0 million principal amount of 8.0% Senior Secured Second Lien Notes due 2022 (the "Existing Notes") pursuant to an indenture dated as of April 29, 2015 governing such notes. On June 23, 2017, the Company issued an additional $75.0 million principal amount of 8.0% Senior Secured Second Lien Notes due 2022 (the "Additional Notes" and together with the "Existing Notes", the "8% Notes") for net proceeds of $35.5 million after repayment of outstanding revolving credit borrowings of $42.6 million and transaction fees of $1.8 million. The 8% Notes mature and are payable on May 1, 2022. Interest is payable semi-annually on May 1 and November 1. The 8% Notes are guaranteed by the Company's subsidiaries and are secured by second-priority liens on substantially all of the Company's and its subsidiaries' assets (including a pledge of all of the capital stock and equity interests of its subsidiaries).
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
The 8% Notes are jointly and severally guaranteed, unconditionally and in full by the Company's subsidiaries which are directly or indirectly 100% owned by the Company. Separate condensed consolidating information is not included because Carrols Restaurant Group is a holding company that has no independent assets or operations. There

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars except share and per share amounts)

are no significant restrictions on its ability or any of the guarantor subsidiaries' ability to obtain funds from its respective subsidiaries. All consolidated amounts in our unaudited condensed consolidated financial statements are representative of the combined guarantors.
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
Senior Credit Facility. On May 30, 2012, the Company entered into a senior credit facility, which has a maturity date of February 12, 2021, and was most recently amended on June 20, 2017 to increase the permitted indebtedness of our second lien notes to a principal amount not to exceed $300.0 million in order to provide for the additional $75.0 million of the 8% Notes issued on June 23, 2017. On January 13, 2017, the senior credit facility was amended to, among other things, provide for maximum revolving credit borrowings of up to $73.0 million (including $20.0 million available for letters of credit). The amended senior credit facility also provides for potential incremental borrowing increases of up to $25.0 million, in the aggregate. As of July 2, 2017, there were no revolving credit borrowings outstanding and $12.8 million of letters of credit were issued under the senior credit facility. After reserving for issued letters of credit and outstanding revolving credit borrowings, $60.2 million was available for revolving credit borrowings under the amended senior credit facility at July 2, 2017.
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
At July 2, 2017 the Company's LIBOR Rate margin was 3.25% and the Alternate Base Rate margin was 2.25% based on the Company's Adjusted Leverage Ratio at the end of the first quarter of 2017.
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
The amended senior credit facility contains certain covenants, including without limitation, those limiting the Company’s and its subsidiaries' ability to, among other things, incur indebtedness, incur liens, sell or acquire assets or businesses, change the character of its business in all material respects, engage in transactions with related parties, make certain investments, make certain restricted payments or pay dividends. In addition, the amended senior credit

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars except share and per share amounts)

facility requires the Company to meet certain financial ratios, including a Fixed Charge Coverage Ratio, Adjusted Leverage Ratio and First Lien Leverage Ratio (all as defined under the amended senior credit facility). The Company was in compliance with the financial covenants under its senior credit facility at July 2, 2017.
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
7. Income Taxes
The provision for income taxes for the three and six months ended July 2, 2017 and July 3, 2016 was comprised of the following:

	Three Months Ended		Six Months Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Current	$—	$—	$—	$—
Deferred	1,267	2,605	656	2,641
Change in valuation allowance	—	(2,605)	—	(2,641)
Provision for income taxes	$1,267	$—	$656	$—
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.
The provision for income taxes for the three and six months ended July 2, 2017 was derived using an estimated effective annual income tax rate for all of 2017 of 14.5%, which excludes any discrete tax adjustments and is below the statutory rate due to the effect of fixed employment tax credits on taxable income. The income tax provision for the six months ended July 2, 2017 contains net discrete tax adjustments of $0.6 million of income tax expense.
In 2014, the Company recorded a valuation allowance on all of its net deferred tax assets. For the six months ended July 3, 2016, the Company determined that a valuation allowance was still needed for all of its net deferred income tax assets, based on the required weight of positive and negative evidence under ASC 740, including consideration of the Company’s three-year cumulative losses at that date. Consequently, the Company recorded no provision or benefit for income taxes in the three or six months ended July 3, 2016.
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
The Company's federal net operating loss carryforwards expire beginning in 2033. As of July 2, 2017, the Company had federal net operating loss carryforwards of approximately $73.1 million. The Company's state net operating loss carryforwards expire beginning in 2017 through 2034.
The Company's policy is to recognize interest and/or penalties related to uncertain tax positions in income tax expense. At July 2, 2017 and January 1, 2017, the Company had no unrecognized tax benefits and no accrued interest

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars except share and per share amounts)

related to uncertain tax positions. The tax years 2013 - 2016 remain open to examination by the major taxing jurisdictions to which the Company is subject. Although it is not reasonably possible to estimate the amount by which unrecognized tax benefits may increase within the next twelve months due to the uncertainties regarding the timing of examinations, the Company does not expect unrecognized tax benefits to significantly change in the next twelve months.
8. Stock-Based Compensation
Stock-based compensation expense for three months ended July 2, 2017 and July 3, 2016 was $0.9 million and $0.6 million, respectively, and was $1.8 million and $1.2 million for the six months ended July 2, 2017 and July 3, 2016, respectively.
A summary of all non-vested shares activity for the six months ended July 2, 2017 was as follows:

	Shares	Weighted Average Grant Date Price
Non-vested at January 1, 2017	577,221	$10.42
Granted	366,580	15.05
Vested	(168,822)	10.05
Forfeited	(43,669)	12.84
Non-vested at July 2, 2017	731,310	$12.68
The fair value of non-vested shares is based on the closing price on the date of grant. As of July 2, 2017, the total non-vested stock-based compensation expense was approximately $7.7 million and the remaining weighted average vesting period for non-vested shares was 2.3 years. The Company expects to record an additional $1.7 million in stock-based compensation expense related to the vesting of these awards for the remainder of 2017.
9. Commitments and Contingencies
Lease Guarantees. Fiesta Restaurant Group, Inc. ("Fiesta"), a former wholly-owned subsidiary of the Company, was spun-off in 2012 to the Company's stockholders. As of July 2, 2017, the Company is a guarantor under 27 Fiesta restaurant property leases, with lease terms expiring on various dates through 2030, and is the primary lessee on five Fiesta restaurant property leases, which it subleases to Fiesta. The Company is fully liable for all obligations under the terms of the leases in the event that Fiesta fails to pay any sums due under the lease, subject to indemnification provisions of the Separation and Distribution Agreement entered into in connection with the spin-off of Fiesta.
The maximum potential amount of future undiscounted rental payments the Company could be required to make under these leases at July 2, 2017 was $22.7 million. The obligations under these leases will generally continue to decrease over time as these operating leases expire. No payments related to these guarantees have been made by the Company to date and none are expected to be required to be made in the future. The Company has not recorded a liability for these guarantees in accordance with ASC 460 - Guarantees as Fiesta has indemnified the Company for all such obligations and the Company did not believe it was probable it would be required to perform under any of the guarantees or direct obligations.
Litigation. The Company is a party to various litigation matters that arise in the ordinary course of business. The Company does not believe that the outcome of any of these other matters meet the disclosure or recognition standards, nor will they have a material adverse effect on its consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars except share and per share amounts)

10. Transactions with Related Parties
In connection with an acquisition of restaurants from BKC in 2012, the Company issued to BKC 100 shares of Series A Convertible Preferred Stock which is convertible into 9,414,580 shares of the Company's Common Stock, which currently constitutes approximately 20.7% of the outstanding shares of the Company's common stock on a fully diluted basis. Pursuant to the terms of the Series A Convertible Preferred Stock, BKC also has two representatives on the Company's board of directors.
Each of the Company's restaurants operates under a separate franchise agreement with BKC. These franchise agreements generally provide for an initial term of twenty years and currently have an initial franchise fee of fifty thousand dollars. Any franchise agreement, including renewals, can be extended at the Company's discretion for an additional twenty-year term, with BKC's approval, provided that among other things, the restaurant meets the current Burger King image standard and the Company is not in default under terms of the franchise agreement. In addition to the initial franchise fee, the Company generally pays BKC a monthly royalty at a rate of 4.5% of sales. Royalty expense was $11.9 million and $10.2 million in the three months ended July 2, 2017 and July 3, 2016, respectively and $22.1 million and $19.6 million for the six months ended July 2, 2017 and July 3, 2016, respectively.
The Company is also generally required to contribute 4% of restaurant sales from its restaurants to an advertising fund utilized by BKC for its advertising, promotional programs and public relations activities, and additional amounts for participation in local advertising campaigns in markets that approve such additional spending. Advertising expense related to BKC was $11.2 million and $10.5 million in the three months ended July 2, 2017 and July 3, 2016, respectively, and $20.8 million and $19.5 million for the six months ended July 2, 2017 and July 3, 2016, respectively.
As of July 2, 2017, the Company leased 262 of its restaurant locations from BKC and 136 of these locations are subleased by BKC from a third-party lessor. Aggregate rent related to BKC leases was $6.8 million and $7.2 million for the three months ended July 2, 2017 and July 3, 2016, respectively and $13.4 million and $14.5 million for the six months ended July 2, 2017 and July 3, 2016, respectively. The Company believes the related party lease terms have not been significantly affected by the fact that the Company and BKC are deemed related parties.
As of July 2, 2017, the Company owed BKC $8.1 million related to the payment of advertising, royalties and rent, which is remitted on a monthly basis and recorded as a current liability within accounts payable on the consolidated interim balance sheet as of July 2, 2017.
11. Net Income per Share
The Company applies the two-class method to calculate and present net income per share. The Company's non-vested share awards and Series A Convertible Preferred Stock issued to BKC contain non-forfeitable rights to dividends and are considered participating securities for purposes of computing net income per share pursuant to the two-class method. Under the two-class method, net earnings are reduced by the amount of dividends declared (whether paid or unpaid) and the remaining undistributed earnings are then allocated to common stock and participating securities, based on their respective rights to receive dividends.
Basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding for the reporting period. Diluted net income per share reflects additional shares of common stock outstanding, where applicable, calculated using the treasury stock method or the two-class method.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars except share and per share amounts)

The following table sets forth the calculation of basic and diluted net income per share:

	Three Months Ended		Six Months Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Basic net income (loss) per share:
Net income	$6,039	$9,376	$443	$11,521
Less: Income attributable to non-vested shares	(104)	(148)	(8)	(180)
Less: Income attributable to preferred stock	(1,246)	(1,951)	(91)	(2,398)
Net income available to common stockholders	$4,689	$7,277	$344	$8,943
Weighted average common shares outstanding	35,415,416	35,117,463	35,399,820	35,109,610
Basic net income per share	$0.13	$0.21	$0.01	$0.25
Diluted net income per share:
Net income	$6,039	$9,376	$443	$11,521
Shares used in computing basic net income per share	35,415,416	35,117,463	35,399,820	35,109,610
Dilutive effect of preferred stock and non-vested shares	9,526,403	9,701,065	9,580,756	9,740,097
Shares used in computing diluted net income per share	44,941,819	44,818,528	44,980,576	44,849,707
Diluted net income per share (1)	$0.13	$0.21	$0.01	$0.25
Shares excluded from diluted net income per share computations (2)	—	—	—	—

(1)
Diluted net income per share is equal to basic net income per share for the periods presented due to the allocation of earnings to participating securities under the two-class method of calculating basic net income per share causing basic net income per share to be lower than diluted net income per share calculated under the treasury-stock method.

(2)	Shares issuable upon conversion of preferred stock and non-vested shares were excluded from the computation of diluted net income per share because their effect would have been anti-dilutive.
12. Other Income and Expense
In the three months ended July 3, 2016, the Company recorded a gain of $0.5 million related to an insurance recovery from a fire at one of its restaurants and expense of $1.85 million related to a litigation settlement. Additionally, in the six months ended July 3, 2016, the Company recorded a gain of $0.5 million related to a settlement for a partial condemnation on one of its operating restaurant properties.

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Carrols Restaurant Group, Inc. and its consolidated subsidiaries (collectively, "Carrols Restaurant Group", the "Company", “we”, “our” or “us”) operated, as franchisee, 799 restaurants under the trade name “Burger King ®” in 17 Northeastern, Midwestern and Southeastern states.
We use a 52-53 week fiscal year ending on the Sunday closest to December 31. The three and six months ended July 2, 2017 and July 3, 2016 each contained thirteen and twenty-six weeks, respectively. Our fiscal year ending December 31, 2017 will contain 52 weeks and our fiscal year ended January 1, 2017 contained 52 weeks.
Introduction
We are a holding company and conduct all of our operations through our direct and indirect subsidiaries and have no assets other than the shares of capital stock of Carrols Corporation, our direct wholly-owned subsidiary. The following Management's Discussion and Analysis of Financial Condition and Results of Operations (or "MD&A") is written to help the reader understand our company. The MD&A is provided as a supplement to, and should be read in conjunction with our unaudited interim Consolidated Financial Statements and the accompanying financial statement notes appearing elsewhere in this report and our Annual Report on Form 10-K for the year ended January 1, 2017. The overview provides our perspective on the individual sections of MD&A, which include the following:
Company Overview—a general description of our business and our key financial measures.
Recent and Future Events Affecting Our Results of Operations—a description of recent events that affect, and future events that may affect, our results of operations.
Results from Operations—an analysis of our results of operations for the three and six months ended July 2, 2017 compared to the three and six months ended July 3, 2016 including a review of material items and known trends and uncertainties.
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

Company Overview
We are one of the largest restaurant companies in the United States and have been operating restaurants for more than 55 years. We are the largest Burger King® franchisee in the United States, based on number of restaurants, and have operated Burger King restaurants since 1976. As of July 2, 2017, our restaurant operations consisted of 799 franchised Burger King restaurants in 17 states.
In 2012, as part of an acquisition of restaurants from Burger King Corporation ("BKC") we were assigned BKC's right of first refusal on franchisee restaurant sales in 20 states (the "ROFR"). In the first six months of 2017 we acquired a total of 60 restaurants in two separate transactions, 17 located in the Baltimore, MD market and 43 located in and around the Cincinnati, OH market. During the year ended January 1, 2017 we acquired 56 restaurants in seven separate transactions and during the year ended January 3, 2016 we acquired 55 restaurants in eight separate transactions.
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
The following is an overview of the key financial measures discussed in our results of operations:

•
Restaurant sales consist of food and beverage sales at our restaurants, net of discounts and excluding sales tax collected. Restaurant sales are influenced by changes in comparable restaurant sales, menu price increases, new restaurant development and the closures of restaurants. Restaurants, including restaurants we acquire, are included in comparable restaurant sales after they have been open or owned for 12 months and immediately after they open from being remodeled.

•
Cost of sales consists of food, paper and beverage costs including packaging costs, less purchase discounts. Cost of sales is generally influenced by changes in commodity costs, the mix of items sold, the level of promotional discounting and the effectiveness of our restaurant-level controls to manage food and paper costs.

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

Adjusted net income represents net income adjusted to exclude loss on extinguishment of debt, impairment and other lease charges, acquisition costs, non-recurring income and expense and the related income tax effect of these adjustments. Adjusted net income also presents the provision or benefit for income taxes as if there was no valuation allowance on our net deferred income tax assets during all periods presented.
We are presenting Adjusted EBITDA, Restaurant-Level EBITDA and Adjusted net income because we believe that they provide a more meaningful comparison than EBITDA and net income of our core business operating results, as well as with those of other similar companies. Additionally, we present Restaurant-Level EBITDA because it excludes the impact of general and administrative expenses and other income or expense which are not directly related to restaurant-level operations. Management believes that Adjusted EBITDA and Restaurant-Level EBITDA, when viewed with our results of operations in accordance with GAAP and the accompanying reconciliations on page 28, provide useful information about operating performance and period-over-period growth, and provide additional information that is useful for evaluating the operating performance of our core business without regard to potential distortions. Additionally, management believes that Adjusted EBITDA and Restaurant-Level EBITDA permit investors to gain an understanding of the factors and trends affecting our ongoing cash earnings, from which capital investments are made and debt is serviced.
However, EBITDA, Adjusted EBITDA, Restaurant-Level EBITDA and Adjusted net income are not measures of financial performance or liquidity under GAAP and, accordingly, should not be considered as alternatives to net income, income from operations or cash flow from operating activities as indicators of operating performance or liquidity. Also, these measures may not be comparable to similarly titled captions of other companies. For the reconciliation between net income to EBITDA, Adjusted EBITDA and Adjusted net income and the reconciliation of income from operations to Restaurant-Level EBITDA, see page 28.
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

•
Interest expense consists primarily of interest expense associated with our $275.0 million of 8% Senior Secured Second Lien Notes due 2022 (the "8% Notes"), amortization of deferred financing costs, amortization of bond premium and interest on revolving credit borrowings under our senior credit facility.

Recent and Future Events Affecting our Results of Operations
Burger King Restaurant Acquisitions
From the beginning of 2016 through July 2, 2017, we have acquired 116 restaurants from other franchisees in the following transactions ($ in thousands):

Closing Date		Number of Restaurants	Purchase Price	Fee-Owned Restaurants	Market Location
2016 Acquisitions:
February 23, 2016	(1)	12	$7,127		Scranton/Wilkes-Barre, Pennsylvania
May 25, 2016		6	12,080	5	Detroit, Michigan
July 14, 2016	(1)	4	5,445	3	Detroit, Michigan
August 23, 2016		7	8,755	6	Portland, Maine
October 4, 2016		3	1,623		Raleigh, North Carolina
November 15, 2016		17	7,251		Pittsburgh and Johnstown, Pennsylvania
December 1, 2016		7	5,807	1	Columbus, Ohio
		56	48,088	15
2017 Acquisitions:
February 28, 2017		43	20,373		Cincinnati, Ohio
June 6, 2017	(1)	17	16,190		Baltimore, Maryland and Washington, DC
Total 2016 and 2017 Acquisitions		116	$84,651	15

(1)	Acquisitions resulting from the exercise of our ROFR.
The 2016 acquisitions included the purchase of 15 fee-owned restaurants, of which 14 were sold in sale-leaseback transactions in 2016 for net proceeds of $19.1 million.
The unaudited pro forma impact on the results of operations for the 2016 and 2017 acquisitions is included below. The unaudited pro forma results of operations are not necessarily indicative of the results that would have occurred had the acquisitions been consummated at the beginning of the period presented, nor are they necessarily indicative of any future consolidated operating results. This unaudited pro forma financial information does not give effect to any anticipated synergies, operating efficiencies or cost savings or any transaction costs related to the 2016 or 2017 acquired restaurants. The following table summarizes certain unaudited pro forma financial information related to our operating results for the three and six months ended July 2, 2017:

	Three Months Ended	Six Months Ended
	July 2, 2017	July 2, 2017
Restaurant sales	$285,952	$541,112
Income from operations	$13,334	$12,983
Adjusted EBITDA	$28,327	$43,861
Capital Expenditures and Remodeling Commitment with BKC
Under our operating agreement with BKC, beginning on January 1, 2016 and until we exceed operating 1,000 Burger King restaurants, a minimum of 10% of our annual new restaurant growth (including acquisitions) must come from the development of new Burger King restaurants (which includes restaurants we relocate within their market area); provided that for 2016 only, any required restaurant development may be deferred and opened by the end of 2017. At July 2, 2017, we have completed the development of three restaurants towards this commitment.

In 2017, we anticipate that total capital expenditures will range from $65 million to $85 million although the actual amount of capital expenditures may differ from these estimates. Capital expenditures in 2017 include remodeling 28 to 32 restaurants to the BKC 20/20 image standard at an approximate average cost of $550,000 per restaurant, rebuilding 6 to 8 restaurants and the construction of 10 to 15 new restaurants, of which 2 or 3 restaurants will be relocated within their respective markets, at an average cost of $1,300,000 per restaurant which excludes the cost of land. Capital expenditures in 2017 also include approximately $10 million to $12 million for non-recurring investments in new kitchen production and food holding systems, new restaurant training systems and certain point-of-sale equipment upgrades. We will review on an ongoing basis our future remodel and development plans in relation to our available capital resources and alternate investment opportunities. At July 2, 2017 we had 578 restaurants with the 20/20 restaurant image, which included restaurants converted prior to our acquisition.
Issuance of Indebtedness and Amendment to our Senior Credit Facility
On June 23, 2017, we issued in a private placement an additional $75 million principal amount of 8% Notes at a premium of 106.5% and used a portion of the net proceeds to repay all of our revolving credit borrowings under the amended senior credit facility and to pay related fees and expenses. We received net proceeds of approximately $35.5 million from the offering which will be used for working capital and general corporate purposes, including future restaurant acquisitions.
On June 20, 2017, we entered into an amendment to our senior credit facility to increase the permitted indebtedness for our second lien notes to a principal amount not to exceed $300.0 million in order to provide for the additional $75 million of the 8% Notes issued on June 23, 2017.
Additionally, on January 13, 2017, we entered into an amendment to our senior credit facility to, among other things, increase the maximum revolving credit borrowings by $18.0 million to a total of $73.0 million.
Future Restaurant Closures
We evaluate the performance of our restaurants on an ongoing basis including an assessment of the current and future operating results of the restaurant in relation to its cash flow and future occupancy costs, and with regard to franchise agreement renewals, the cost of required capital improvements. We may elect to close restaurants based on these evaluations.
In the first six months of 2017 we closed fifteen restaurants, excluding one restaurant relocated within its respective market area. In 2016, we closed seven restaurants, including six restaurants closed on January 1, 2017 and excluding five restaurants relocated within their respective trade areas. We currently anticipate that for all of 2017 we will close a total 15 to 20 restaurants at or near the end of their respective lease term, excluding any restaurants being relocated within their trade area.
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
Reversal of Valuation on Deferred Income Tax Assets
In 2014, we recorded a valuation allowance on all of our net deferred tax assets. For the three months ended July 3, 2016 we determined that a valuation allowance was still needed for all of our net deferred income tax assets, based on the required weight of positive and negative evidence under ASC 740, including consideration of our three-year cumulative loss at that date. Consequently, we recorded no provision or benefit for income taxes in the second quarter of 2016.
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
Effect of Minimum Wage Increases
Certain of the states and municipalities in which we operate have increased their minimum wage rates for 2017 and in many cases have also approved additional increases for future periods. Most notably, New York State has increased the minimum wage applicable to our business to $10.75 an hour in 2017 (from $9.75 an hour in 2016) with subsequent annual increases reaching $15.00 an hour by July 1, 2021. Starting in 2015, we have been receiving New York State minimum wage tax credits that partially offset these additional labor costs. These tax credits diminish over the next few years but currently total approximately $500,000 per year. We had 128 restaurants in New York State at July 2, 2017. We typically attempt to offset the effects of wage inflation, at least in part, through periodic menu price increases. However, no assurance can be given that we will be able to offset these wage increases in the future.
Results of Operations
Three and Six Months Ended July 2, 2017 Compared to Three and Six Months Ended July 3, 2016

The following table highlights the key components of sales for the three and six month period ended July 2, 2017 as compared to the three and six month period ended July 3, 2016 :

	Three Months Ended		Six Months Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Restaurant Sales:
Legacy restaurants	$226,196	$217,759	$428,323	$421,552
Acquired restaurants	53,282	23,609	91,007	42,335
Total	$279,478	$241,368	$519,330	$463,887

Change in Comparable Restaurant Sales %	4.6%	0.7%	2.1%	3.0%
Legacy restaurants	4.7%	0.6%	2.1%	3.0%
Acquired restaurants (1)	3.2%	7.3%	1.4%	7.3%
(1) Acquired restaurants are included in comparable sales after they have been owned for twelve months.
The following table sets forth the number of stores in operation at the end of the three and six month periods ended July 2, 2017 and July 3, 2016:

		Three Months Ended		Six Months Ended
		July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Operating at beginning of period		788	717	753	705
New restaurants opened	(1)	1	2	2	2
Acquired		17	6	60	18
Closed	(1)	(7)	(2)	(16)	(2)
Operating at end of period		799	723	799	723
(1) In the six months ended July 2, 2017, new restaurants opened included two restaurants relocated with their market area and closed restaurants included one restaurant closed as a result of relocation.
Restaurant Sales. Comparable restaurant sales increased 4.6% in the second quarter of 2017 consisting of an increase in average check of 3.3%, including a 1.6% effect of menu price increases since the beginning of the second quarter of 2016, and an increase in customer traffic of 1.3%. The increase in restaurant sales also reflected the acquisition of 104 restaurants since the beginning of the second quarter of 2016 which contributed $30.1 million of restaurant sales during the second quarter of 2017.
For the six months ended July 2, 2017, comparable restaurant sales increased 2.1% due to an increase in average check of 3.0% offset by a decrease in customer traffic of 0.9%. The effect in the first six months of 2017 from menu price increases taken since the beginning of 2016 was approximately 1.7%. Restaurant sales also increased due to the 116 restaurants acquired since the beginning of 2016 which added $55.1 million of restaurant sales.
Operating Costs and Expenses (percentages stated as a percentage of total restaurant sales). The following table sets forth, for the three and six months ended July 2, 2017 and July 3, 2016, selected operating results as a percentage of total restaurant sales:

	Three Months Ended		Six Months Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Costs and expenses (all restaurants):
Cost of sales	28.2%	25.7%	27.5%	26.1%
Restaurant wages and related expenses	31.5%	30.5%	32.5%	31.4%
Restaurant rent expense	6.8%	6.7%	7.0%	6.9%
Other restaurant operating expenses	15.0%	15.5%	15.6%	15.7%
Advertising expense	4.1%	4.5%	4.1%	4.3%
General and administrative	5.2%	5.9%	5.8%	5.9%
Cost of sales increased to 28.2% in the second quarter of 2017 from 25.7% in the second quarter of 2016 due primarily to an increase in commodity costs (1.4%) which includes a 13.4% increase in beef costs compared to the prior year period, higher promotional discounting (0.5%) and sales mix changes (0.8%) partially offset by menu price increases taken since the beginning of the second quarter of 2016 (0.5%).
Cost of sales increased to 27.5% in the first six months of 2017 from 26.1% in the first six months of 2016 as a result of higher commodity costs (0.8%), including a 8.6% increase in beef prices compared to the prior year period, higher levels of promotional discounting (0.7%) and sales mix changes (0.5%) offset in part by menu price increases taken since the beginning of 2016 (0.7%).
Restaurant wages and related expenses increased to 31.5% in the second quarter of 2017 from 30.5% in the second quarter of 2016 and to 32.5% in the first six months of 2017 from 31.4% in the first six months of 2016 due primarily to the effect of hourly labor rate increases of 7% over the second quarter of 2016 and 6% over the first six months of 2016, including minimum wage increases, and the deleveraging of fixed management wages (0.3%).
Other restaurant operating expenses decreased to 15.0% in the second quarter of 2017 from 15.5% in the second quarter of 2016 and in the first six months of 2017 decreased to 15.6% from 15.7% in the first six months of 2016 due primarily to lower building and equipment repair and maintenance expenditures and lower electricity costs.
Advertising expense decreased to 4.1% in the second quarter of 2017 compared to 4.5% in the second quarter of 2016 and to 4.1% in the first six months of 2017 from 4.3% in the first six months of 2016 due to a reduction of local advertising spending in certain of our markets in 2017 from the prior year period.
Restaurant rent expense increased to 6.8% in the second quarter of 2017 from 6.7% in the second quarter of 2016, and increased to 7.0% in the first six months of 2017 from 6.9% in the first six months of 2016 due to higher contingent rent resulting from higher sales volumes.
Restaurant-Level EBITDA. As a result of the factors discussed above, Restaurant-Level EBITDA decreased $0.9 million, or 2.2%, to $40.6 million in the second quarter of 2017, and as a percentage of total restaurant sales, decreased to 14.5% in the first quarter of 2017 from 17.2% in the prior year period. For a reconciliation between Restaurant-Level EBITDA and income from operations see page 28.

	Three Months Ended				Six Months Ended
	July 2, 2017	% (1)	July 3, 2016	% (1)	July 2, 2017	% (1)	July 3, 2016	% (1)
	(in thousands of dollars)
Restaurant-Level EBITDA:
Legacy restaurants	$34,053	15.1%	$37,716	17.3%	$58,302	13.6%	$66,057	15.7%
Acquired restaurants	6,520	12.2%	3,786	16.0%	10,123	11.1%	6,166	14.6%
Total	$40,573	14.5%	$41,502	17.2%	$68,425	13.2%	$72,223	15.6%
(1) Restaurant-Level EBITDA margin is calculated as a percentage of restaurant sales for each respective group of restaurants.
Restaurant-Level EBITDA margin decreased 2.2% for our legacy restaurants in the second quarter of 2017 due to the higher commodity and wage costs discussed above. Restaurant-Level EBITDA margin decreased 3.8% for our acquired restaurants in the second quarter of 2017 due to lower average unit sales volumes at the restaurants we acquired since the end of the first quarter of 2016 and similar expense factors mentioned above. Restaurant-Level EBITDA margin for our acquired restaurants was lower in the second quarter of 2017 compared to our legacy restaurants due primarily to the effect of lower average restaurant sales volumes on fixed costs, operating inefficiencies, and higher repairs and maintenance expenses related to deferred maintenance prior to our acquisition of the restaurants.
For the first six months of 2017, Restaurant-Level EBITDA margin decreased 2.1% for our legacy restaurants due primarily to increased commodity and labor costs as discussed above. Restaurant-Level EBITDA margin decreased 3.5% for our acquired restaurants due to similar factors. Restaurant-Level EBITDA margin for our acquired restaurants was lower in the first six months of 2017 compared to our legacy restaurants due primarily to the effect of lower average restaurant sales volumes on fixed operating expenses.
General and Administrative Expenses. General and administrative expenses increased $0.1 million in the second quarter of 2017 to $14.4 million, and as a percentage of total restaurant sales, decreased to 5.2% from 5.9% in the second quarter of 2016. The decrease in total general and administrative expenses was due primarily to additional field management and restaurant manager training costs related to the 2016 and 2017 acquisitions, higher stock-based compensation expense of $0.3 million and higher acquisition costs of $0.2 million, partially offset by lower administrative bonus accruals of $0.8 million.
In the first six months of 2017, general and administrative expenses increased $2.4 million to $30.0 million and, as a percentage of total restaurant sales, decreased to 5.8% from 5.9% in the first six months of 2016. The increase in total general and administrative expenses was due primarily to additional district manager salaries and travel costs and restaurant manager training costs related to the 2016 and 2017 acquisitions, higher acquisition costs of $0.5 million and higher stock-based compensation expense of $0.6 million partially offset by lower administrative bonus accruals of $1.0 million.
Adjusted EBITDA. As a result of the factors above, Adjusted EBITDA decreased to $27.5 million in the second quarter of 2017 from $27.9 million in the second quarter of 2016, and, as a percentage of total restaurant sales, decreased to 9.8% in the second quarter of 2017 from 11.6% in the prior year period. Adjusted EBITDA decreased to $41.4 million in the first six months of 2017 from $46.4 million in the first six months of 2016.
For a reconciliation between net income and EBITDA and Adjusted EBITDA see page 28.
Depreciation and Amortization Expense. Depreciation and amortization expense increased $1.9 million to $13.4 million in the second quarter of 2017 from $11.5 million in the second quarter of 2017 and increased to $26.5 million in the first six months of 2017 from $22.5 million in the first six months of 2016 due primarily to our ongoing remodeling initiatives and our acquisition of restaurants in 2016 and 2017.
Impairment and Other Lease Charges. Impairment and other lease charges were $0.4 million in the second quarter of 2017 due primarily to $0.2 million of asset impairment charges previously impaired restaurants and $0.2 million of other lease charges associated with changes in estimates of costs related to previously closed restaurants. During the three months and July 3, 2016, the Company recorded impairment and other lease charges of $0.3 million resulting from asset impairment charges of $0.5 million for capital expenditures at previously impaired restaurants offset by a reduction in other lease charges by $0.2 million due to favorable lease terminations for three of its previously closed restaurant properties.
Impairment and other lease charges were $1.0 million in the first six months of 2017, which included $0.4 million of capital expenditures at previously impaired restaurants, $0.2 million of asset impairment charges at three underperforming restaurants and $0.4 million of other lease charges due to restaurants closed during the first quarter of 2017 and changes in estimates of costs related to previously closed restaurants. In the first six months of 2016, we recorded asset impairment charges of $0.6 million, resulting primarily from capital expenditures at previously impaired restaurants.
Other Income and Expense. In the second quarter of 2016, we had a gain of $0.5 million related to an insurance recovery from a fire at one of our restaurants and expense of $1.85 million related to a litigation settlement with our former Chairman and CEO. In the first six months of 2016, we also had a gain of $0.5 million related to a settlement for a partial condemnation on one of our operating restaurant properties.
Interest Expense. Interest expense increased to $5.0 million in the second quarter of 2017 from $4.5 million in the second quarter of 2016 and increased to $9.8 million in the first six months of 2017 from $9.1 million in the first six months of 2016 due to higher revolving credit borrowings in 2017 compared to no revolving credit borrowings in 2016. The weighted average interest rate on our long-term debt, excluding lease financing obligations, was 7.6% in the second quarter of 2017 and 8.0% in the second quarter of 2016 and was 7.6% in the first six months of 2017 from 8.0% in the first six months of 2016.
Provision for Income Taxes. The provision for income taxes for the three and six months ended July 2, 2017 was derived using an estimated effective annual income tax rate for all of 2017 of 14.5%, which excludes any discrete tax adjustments. The effective tax rate is below the statutory tax rate due to the effect of fixed employment tax credits on taxable income. The income tax provision for the six months ended July 2, 2017 contains net discrete tax adjustments of $0.6 million of tax expense.
Due to the valuation allowance on all of our net deferred income tax assets in 2016 discussed above, we did not record any provision or benefit for income taxes in the three or six months ended July 3, 2016.
Net Income. As a result of the above, net income for the second quarter of 2017 was $6.0 million, or $0.13 per diluted share, compared to net income in the second quarter of 2016 of $9.4 million, or $0.21 per diluted share. Net income for first six months of 2017 was $0.4 million, or $0.01 per diluted share, compared to net income in first six months of 2016 of $11.5 million, or $0.25 per diluted share.

Reconciliations of net income to EBITDA, Adjusted EBITDA and Adjusted net income and income from operations to Restaurant-Level EBITDA for three and six months ended July 2, 2017 and July 3, 2016 are as follows (in thousands, except for per share data):

	Three Months Ended		Six Months Ended
Reconciliation of EBITDA and Adjusted EBITDA:	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Net income	$6,039	$9,376	$443	$11,521
Provision for income taxes	1,267	—	656	—
Interest expense	5,029	4,520	9,830	9,055
Depreciation and amortization	13,366	11,486	26,517	22,543
EBITDA	25,701	25,382	37,446	43,119
Impairment and other lease charges	432	286	963	508
Acquisition costs (1)	448	230	1,166	638
Gain on partial condemnation and fire (2)	—	(456)	—	(906)
Litigation settlement (2)	—	1,850	—	1,850
Stock-based compensation expense	903	606	1,786	1,171
Adjusted EBITDA	$27,484	$27,898	$41,361	$46,380

Reconciliation of Restaurant-Level EBITDA:
Income from operations	$12,335	$13,896	$10,929	$20,576
Add:
General and administrative expenses	14,411	14,355	29,987	27,561
Depreciation and amortization	13,366	11,486	26,517	22,543
Impairment and other lease charges	432	286	963	508
Other expense, net	29	1,479	29	1,035
Restaurant-Level EBITDA	$40,573	$41,502	$68,425	$72,223

Reconciliation of Adjusted net income:
Net income	$6,039	$9,376	$443	$11,521
Add:
Impairment and other lease charges	432	286	963	508
Gain on partial condemnation and fire (2)	—	(456)	—	(906)
Litigation settlement (2)	—	1,850	—	1,850
Acquisition costs (1)	448	230	1,166	638
Income tax effect on above adjustments (3)	(334)	(726)	(809)	(794)
Provision for deferred income tax valuation allowance (4)	—	(2,605)	—	(2,641)
Adjusted net income	$6,585	$7,955	$1,763	$10,176
Adjusted diluted net income per share (5)	$0.14	$0.18	$0.04	$0.22

(1)
Acquisition costs for the periods presented include primarily legal and professional fees incurred in connection with restaurant acquisitions, which were included in general and administrative expense.

(2)
Other income for the three months ended July 3, 2016 includes a gain of $0.5 million related to an insurance recovery from a fire at one of our restaurants and an accrual of $1.85 million related to an agreement to settle and resolve litigation with our former Chairman and CEO. Additionally, for the six months ended July 3, 2016, other income includes a gain of $0.5 million related to a settlement for a partial condemnation on one of our operating restaurant properties.

(3)
The income tax effect related to the adjustments for impairment and other lease charges, acquisition costs and gain on partial condemnation during the periods presented was calculated using an effective income tax rate of 38%.

(4)
Prior to the fourth quarter of 2016, we recognized a valuation allowance on all of our net deferred income tax assets. This valuation allowance was reversed in the fourth quarter of 2016. For comparability, when presenting Adjusted net income, this adjustment reflects the benefit that would have been realized from our deferred income tax assets during the three and six months ended July 3, 2016 as if such valuation allowance on net deferred income tax assets had been reversed prior to 2016.

(5)	Adjusted diluted net income per share is calculated based on Adjusted net income and the dilutive weighted average common shares outstanding for the respective periods, where applicable.
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
On June 20, 2017, we entered into an amendment to our senior credit facility to, among other things, increase the permitted indebtedness of our second lien notes to a principal amount not to exceed $300.0 million in order to provide for the additional $75 million of the 8% Notes issued on June 23, 2017. On January 13, 2017, we entered into an amendment to our senior credit facility to, among other things, increase the maximum revolving credit borrowings by $18.0 million to a total of $73.0 million.
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
Operating Activities. Net cash provided from operating activities in the first six months of 2017 increased to $28.7 million from $28.3 million in the first six months of 2016 due primarily to an increase in cash from changes in the components of net working capital of $5.2 million offset by a decrease in Adjusted EBITDA of $5.0 million.
Investing Activities. Net cash used for investing activities in the first six months of 2017 and 2016 was $60.7 million and $40.0 million, respectively.
As discussed above, in the first six months of 2017 we acquired 60 restaurants in two transactions for a total cash purchase price of $36.6 million and in first six months of 2016 we acquired 18 restaurants in two transactions for a total cash purchase price of $19.2 million.
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

The following table sets forth our capital expenditures for the periods presented (in thousands of dollars):

Six Months Ended July 2, 2017
New restaurant development	$2,606
Restaurant remodeling	12,681
Other restaurant capital expenditures	7,810
Corporate and restaurant information systems	3,717
Total capital expenditures	$26,814
Number of new restaurant openings, including relocations	2
Six Months Ended July 3, 2016
New restaurant development	$3,261
Restaurant remodeling	26,085
Other restaurant capital expenditures	8,531
Corporate and restaurant information systems	1,629
Total capital expenditures	$39,506
Number of new restaurant openings, including relocations	2
Investing activities in the first six months of 2016 also included proceeds from sale-leaseback transactions of$17.7 million and insurance proceeds of $1.0 million related to fires at two of our restaurants.
Financing Activities. Net cash provided from financing activities in the first six months of 2017 was $63.7 million due primarily to the proceeds of $79.9 from the issuance of additional $75.0 million principal of 8% Notes at a premium offset by the net repayment of revolving credit borrowings of $13.5 million and principal payments on capital leases of $0.8 million. Net cash used for financing activities in the first six months of 2016 was $0.8 million due primarily to principal payments on capital leases.
8% Senior Secured Second Lien Notes. The $275 million principal amount of 8% Notes mature on May 1, 2022. Interest is payable semi-annually on May 1 and November 1. The 8% Notes are guaranteed by our material subsidiaries and are secured by second-priority liens on substantially all of our and our subsidiaries' assets (including a pledge of all of the capital stock and equity interests of our subsidiaries).
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
Senior Credit Facility. On May 30, 2012, we entered into a senior credit facility, which was most recently amended on June 20, 2017 to increase the permitted indebtedness of our second lien notes to a principal amount not to exceed $300.0 million in order to provide for the additional $75 million of the 8% Notes issued on June 23, 2017. On January 13, 2017, we entered into an amendment to our senior credit facility to, among other things, increase maximum revolving credit borrowings to $73.0 million (including $20.0 million available for letters of credit). The amended senior credit facility also provides for potential incremental borrowing increases of up to $25.0 million, in the aggregate. As of July 2, 2017, there were no revolving credit borrowings outstanding and $12.8 million of letters of credit were issued under the senior credit facility. After reserving for issued letters of credit, $60.2 million was available for revolving credit borrowings under the amended senior credit facility at July 2, 2017.
Borrowings under the senior credit facility bear interest at a rate per annum, at our option, of:
(i) the Alternate Base Rate plus the applicable margin of 1.75% to 2.75% based on our Adjusted Leverage Ratio, or
(ii) the LIBOR Rate plus the applicable margin of 2.75% to 3.75% based on our Adjusted Leverage Ratio (all terms as defined under the senior credit facility).
At July 2, 2017 our LIBOR Rate margin was 3.25% and the Alternate Base Rate margin was 2.25% based on our Adjusted Leverage Ratio at the end of the first quarter of 2017.
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
The amended senior credit facility contains certain covenants, including without limitation, those limiting our ability to, among other things, incur indebtedness, incur liens, sell or acquire assets or businesses, change the character of its business in all material respects, engage in transactions with related parties, make certain investments, make certain restricted payments or pay dividends. In addition, the amended senior credit facility requires us to meet certain financial ratios, including a Fixed Charge Coverage Ratio, Adjusted Leverage Ratio and First Lien Leverage Ratio (all as defined under the amended senior credit facility). We were in compliance with the financial covenants under our senior credit facility at July 2, 2017.
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

Contractual Obligations
The following table summarizes our contractual obligations and commitments as of July 2, 2017 (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Long-term debt obligations, including interest (1)	$385,000	$22,000	$44,000	$319,000	$—
Capital lease obligations, including interest (2)	7,502	2,150	4,284	844	224
Operating lease obligations (3)	938,175	67,913	132,323	127,532	610,407
Lease financing obligations, including interest (4)	1,827	106	215	219	1,287
Total contractual obligations	$1,332,504	$92,169	$180,822	$447,595	$611,918

(1)	Our long term debt at July 2, 2017 included $275 million of 8% Notes. Total interest payments on our Notes of $110.0 million for all years presented are included at the coupon rate of 8%.

(2)	Includes total interest of $1.0 million for all years presented.

(3)
Represents the aggregate minimum lease payments under operating leases. Many of our leases also require contingent rent based on a percentage of sales in addition to the minimum base rent and require expenses incidental to the use of the property all of which have been excluded from this table.

(4)	Includes total interest of $0.6 million for all years presented.
We have not included obligations under our postretirement medical benefit plans in the contractual obligations table as our postretirement plan is not required to be funded in advance, but is funded as retiree medical claims are paid. Also excluded from the contractual obligations table are payments we may make for workers' compensation, general liability and employee healthcare claims for which we pay all claims, subject to annual stop-loss limitations both for individual claims and claims in the aggregate. The majority of our recorded liabilities related to self-insured employee health and insurance plans represent estimated reserves for incurred claims that have yet to be filed or settled. The total of these liabilities was $8.7 million at July 2, 2017.
Future restaurant development and remodeling obligations to BKC have also been excluded from the table above as well as contractual obligations related to royalties and advertising payable to BKC.
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
A 1% change in interest rates would have resulted in a $0.1 million change to interest expense for the six months ended July 2, 2017 due to our revolving credit borrowings and a nominal change in the six months ended July 3, 2016.
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
Evaluation of Disclosure Controls and Procedures. We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 2, 2017.
No change occurred in our internal control over financial reporting during the second quarter of 2017 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information
None

Item 6. Exhibits
(a)The following exhibits are filed as part of this report.

Exhibit No.
3.1	Certificate of Amendment to Restated Certificate of Incorporation of Carrols Restaurant Group, Inc.
3.2	Second Amendment to Amended and Restated Bylaws of Carrols Restaurant Group, Inc.
10.1
Fifth Amendment to Credit Agreement dated as of June 20, 2017 among Carrols Restaurant Group, Inc., the guarantors named therein, the lenders named therein and Wells Fargo Bank, National Association, as administrative agent.

10.2	Registration Rights Agreement, dated as of June 23, 2017, among Carrols Restaurant Group, Inc., the guarantors named therein and Wells Fargo Securities, LLC.
10.3	Supplemental Indenture, dated as of July 6, 2017, among Carrols Restaurant Group, Inc., Republic Foods, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee
31.1	Chief Executive Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Carrols Restaurant Group, Inc.
31.2	Chief Financial Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Carrols Restaurant Group, Inc.
32.1	Chief Executive Officer’s Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Carrols Restaurant Group, Inc.
32.2	Chief Financial Officer’s Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Carrols Restaurant Group, Inc.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARROLS RESTAURANT GROUP, INC.

Date: August 9, 2017	/s/ Daniel T. Accordino
(Signature)
Daniel T. Accordino Chief Executive Officer

Date: August 9, 2017	/s/ Paul R. Flanders
(Signature)
Paul R. Flanders Vice President – Chief Financial Officer and Treasurer