Form 10-K
period 2017-12-31
CARROLS RESTAURANT GROUP, INC.
filed 2018-03-12
CIK 809248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of March 5, 2018 Carrols Restaurant Group, Inc. had 36,538,903 shares of its common stock, $.01 par value, outstanding. The aggregate market value of the common stock held by non-affiliates as of July 2, 2017 of Carrols Restaurant Group, Inc. was $419,573,219.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for Carrols Restaurant Group, Inc's 2018 Annual Meeting of Stockholders, which is expected to be filed pursuant to Regulation 14A no later than 120 days after the conclusion of Carrols Restaurant Group, Inc.'s fiscal year ended December 31, 2017 are incorporated by reference into Part III of this annual report.

CARROLS RESTAURANT GROUP, INC.
FORM 10-K
YEAR ENDED DECEMBER 31, 2017

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
We refer to our restaurants acquired over the past three years in 2015, 2016 and 2017 as our "acquired restaurants". All of our other restaurants, including restaurants acquired prior to 2015, are referred to as our "legacy restaurants".
We use a 52 or 53 week fiscal year ending on the Sunday closest to December 31. Our fiscal years ended December 29, 2013, December 28, 2014, January 1, 2017 and December 31, 2017 each contained 52 weeks. Our fiscal year ended January 3, 2016 contained 53 weeks.
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

This 2017 Annual Report on Form 10-K contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements that are predictive in nature or that depend upon or refer to future events or conditions are forward-looking statements. Words such as “may”, “might”, “will”, “should”, “anticipate”, “believe”, “expect”, “intend”, “estimate”, “hope”, “plan” or similar expressions are intended to identify such forward-looking statements. In addition, expressions of our strategies, intentions or plans are also forward-looking statements. These statements reflect management's best judgment based on current views with respect to future events and are subject to risks and uncertainties, both known and unknown. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their date. Actual results could differ materially from those stated or implied in these forward-looking statements as a result of a number of factors, included but not limited to, the factors discussed in Item 1A-Risk Factors. We believe important factors that could cause actual results to differ materially from our expectations include the following, in addition to other risks and uncertainties discussed herein:

•	Effectiveness of the Burger King® advertising programs and the overall success of the Burger King brand;

•	Increases in food costs and other commodity costs;

•	Competitive conditions, including pricing pressures, couponing, aggressive marketing and the potential impact of competitors’ new unit openings on sales of our restaurants;

•	Our ability to integrate any restaurants we acquire;

•	Regulatory factors;

•	Environmental conditions and regulations;

•	General economic conditions, particularly in the retail sector;

•	Weather conditions;

•	Fuel prices;

•	Significant disruptions in service or supply by any of our suppliers or distributors;

•	Changes in consumer perception of dietary health and food safety;

•	Labor and employment benefit costs, including the effects of minimum wage increases, healthcare reform and changes in the Fair Labor Standards Act;

•	The outcome of pending or future legal claims or proceedings;

•	Our ability to manage our growth and successfully implement our business strategy;

•	Our inability to service our indebtedness;

•	Our borrowing costs and credit ratings, which may be influenced by the credit ratings of our competitors;

•	The availability and terms of necessary or desirable financing or refinancing and other related risks and uncertainties;

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
ITEM 1. BUSINESS
Overview
Our Company
We are one of the largest restaurant companies in the United States and have been operating restaurants for more than 55 years. We are the largest Burger King® franchisee in the United States, based on number of restaurants, and have operated Burger King restaurants since 1976. As of December 31, 2017, we owned and operated 807 Burger King restaurants located in 17 Northeastern, Midwestern and Southeastern states. Burger King restaurants feature the popular flame-broiled Whopper® sandwich, as well as a variety of hamburgers, chicken and other specialty sandwiches, french fries, salads, breakfast items, snacks, smoothies, frappes and other offerings. We believe that our size, seasoned management team, extensive operating infrastructure, experience and proven operating disciplines differentiate us from many of our competitors as well as many other Burger King operators.
According to BKC, as of December 31, 2017 there were a total of 16,767 Burger King restaurants, of which almost all were franchised and 7,226 were located in the United States. Burger King is the second largest hamburger restaurant chain in the world (as measured by number of restaurants) and we believe that the Burger King brand is one of the world's most recognized consumer brands. Burger King restaurants have a distinctive image and are generally located in high-traffic areas throughout the United States. Burger King restaurants are designed to appeal to a broad spectrum of consumers, with multiple day-part meal segments targeted to different groups of consumers. We believe that the competitive attributes of Burger King restaurants include significant brand recognition, convenience of location, quality, speed of service and price.
Our Burger King restaurants are typically open seven days per week and generally have operating hours ranging from 6:00 am to midnight on Sunday to Wednesday and to 2:00 am on Thursday to Saturday.
Our existing restaurants consist of one of several building types with various seating capacities. Our typical freestanding restaurant contains approximately 2,600 square feet with seating capacity for 60 to 70 customers, has drive-thru service windows and has adjacent parking areas. As of December 31, 2017, almost all of our restaurants were freestanding. We operate our restaurants under franchise agreements with BKC.
Our acquisition of 278 Burger King restaurants on May 30, 2012 from BKC, which we refer to as the "2012 acquisition", included BKC's assignment to us of its right of first refusal on franchise restaurant transfers in 20 states as follows: Connecticut (except Hartford county), Delaware, Indiana, Kentucky, Maine, Maryland, Massachusetts (except for Middlesex, Norfolk and Suffolk counties), Michigan, New Hampshire, New Jersey, New York (except for Bronx, Kings, Nassau, New York, Queens, Richmond, Suffolk and Westchester counties), North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina, Vermont, Virginia, Washington DC and West Virginia (the "ROFR") pursuant to an operating agreement with BKC dated May 30, 2012, and which was amended on January 26, 2015 and December 17, 2015, which we refer to as the "amended operating agreement". In addition, pursuant to the amended operating agreement, BKC granted us, on a non-exclusive basis, franchise pre-approval to acquire restaurants from Burger King franchisees in the 20 states covered by the ROFR until we operate 1,000 Burger King restaurants. Newly constructed or acquired restaurants beyond 1,000 or acquisitions in states not subject to the ROFR would be subject to BKC's customary approval process. The amended operating agreement also required us to remodel 455 Burger King restaurants to BKC's "20/20" restaurant image by December 31, 2016 and as of that date, we had complied with this remodel requirement.
During 2017, we acquired a total of 64 restaurants from other franchisees in three separate transactions. In 2016, we acquired 56 restaurants in seven separate transactions, and in 2015 we acquired 55 Burger King restaurants in eight separate transactions.
For the fiscal year ended December 31, 2017, our restaurants generated total revenues of $1,088.5 million and our comparable restaurant sales increased 5.2%. Our average annual restaurant sales for all restaurants were approximately $1,388,000 per restaurant.
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

Consistent Operating History and Financial Strength.   We believe that the quality and sophistication of our restaurant operations have driven our strong restaurant level performance. Comparable restaurant sales for our restaurants have generally outperformed the Burger King system. Our strong restaurant level operations coupled with our financial management capabilities have resulted in consistent and stable cash flows. We have demonstrated our ability to prudently manage our capital structure and financial leverage through a variety of economic cycles. We believe that our cash flow from operations, cash balances and the availability of revolving credit borrowings under our amended senior credit facility are sufficient to fund our ongoing operations and capital expenditures.

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

Strategic Relationship with Burger King Corporation.    We believe that the structure of the 2012 acquisition strengthened our well-established relationship with BKC and has further aligned our common interests to grow our business. We intend to continue to expand by making acquisitions, including acquisitions resulting from the exercise of the ROFR as well as other negotiated acquisitions under our pre-approval rights. The consideration to BKC associated with the 2012 acquisition included a preferred stock equity interest in Carrols Restaurant Group, which is convertible into approximately 20.5% of our outstanding shares of common stock. Since the 2012 acquisition, two of BKC's senior executives have served on our Board of Directors. Jose Cil, Brand President, Burger King, and Matthew Dunnigan, Chief Financial Officer of Restaurant Brands International Inc., the indirect parent company of BKC, currently serve on our board of directors. Our restaurants represented approximately 11.2% of the Burger King locations in the United States as of December 31, 2017. We believe that the combination of our rights under the operating agreement, BKC's equity interest and its board level representation will continue to reinforce the alignment of our common interests with BKC for the long term.

Multiple Growth Levers. We believe our historical track record of acquiring and integrating restaurants and our commitment to remodel our restaurants provides multiple avenues to grow our business. With more than 55 years of restaurant operating experience, we have successfully grown our business through acquisitions. We have experienced increases in comparable restaurant sales, increased restaurant-level profitability and improved operating metrics at the restaurants we have acquired in the last five years. In addition, we have remodeled a total of 523 restaurants to BKC’s 20/20 restaurant image as of December 31, 2017 which we believe has improved our guests’ overall experience and increased customer traffic. At December 31, 2017, 618 of our restaurants had the BKC 20/20 image, which includes restaurants converted prior to our acquisition.

Experienced Management Team with a Proven Track Record.    We believe that our senior management team's extensive experience in the restaurant industry and its long and successful history of developing, acquiring, integrating and operating quick-service restaurants provide us with a competitive advantage. Our management team has a successful history of integrating acquired restaurants, and over the past 20 years, we have significantly increased the number of Burger King restaurants we own and operate, largely through acquisitions. Our operations are overseen by our Chief Executive Officer, Dan Accordino, who has over 40 years of Burger King and quick-service restaurant experience, a Divisional VP, and nine Regional Directors that have an average of 27 years of Burger King restaurant experience. Our 111 district managers that have an average tenure of 16 years in the Burger King system support the Regional Directors. Our operations management is further supported by our infrastructure of financial, information systems, real estate, human resources and legal professionals.
Our Business Strategies
Our primary business strategies are as follows:
Selectively Acquire and Develop Additional Burger King Restaurants.   As of December 31, 2017, we operated 807 Burger King restaurants, making us one of the largest Burger King franchisees in the world. We acquired the ROFR in the 2012 acquisition and were granted certain pre-approval rights to acquire additional franchised restaurants and to develop new restaurants. Due to the number of restaurants and franchisees in the Burger King system and our historical success in acquiring and integrating restaurants, we believe that there is considerable opportunity for future growth. There are more than 2,000 Burger King restaurants we do not own in states in which we have the ROFR and pre-approval rights. Furthermore, we believe there are additional Burger King restaurants in states not subject to the ROFR that could be attractive acquisition candidates, subject to BKC's customary approval. We believe that the assignment of the ROFR and the pre-approval to acquire and develop additional restaurants provide us with the opportunity to significantly expand our ownership of Burger King restaurants in the future. While we may evaluate and discuss potential acquisitions of additional restaurants from time to time, we currently have no understandings, commitments or agreements with respect to any material acquisitions. We may be required to obtain additional financing to fund future acquisitions. There can be no assurance that we will be able to obtain additional financing, if necessary, on acceptable terms or at all.
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

•
Products.  The strength of the BKC menu has been built on a distinct flame-grilled cooking platform to make better tasting hamburgers. We believe that BKC intends to continue to optimize the menu by focusing on core products, such as the flagship Whopper® sandwich, while maintaining a balance between value promotions and premium limited time offerings to drive sales and traffic. Recent product innovation has included a multi-tier balanced marketing approach with value and premium offerings, pairing value promotions, such as the $1.49 10-piece chicken nugget promotion and a 2 cheeseburger meal deal, with premium limited time Burger offerings, such as the Bacon King and Steakhouse King sandwiches. Promotional initiatives in 2017 included a 2 for $4 breakfast Croissan'wich offer, 2 for $6 Whopper sandwiches and most recently the 2 for $6 Mix and Match featuring the Whopper and Crispy Chicken sandwich. There have also been a number of enhancements to food preparation procedures to improve the quality of BKC's existing products. These new menu platforms and quality improvements form the backbone of BKC's strategy to appeal to a broader consumer base and to increase restaurant sales.

•
Image.  We believe that re-imaged restaurants increase curb appeal and result in increased restaurant sales. BKC's 20/20 restaurant image features a fresh, sleek, eye-catching design which incorporates easy-to-navigate digital menu boards in the dining room, streamlined merchandising at the drive-thru and flat screen televisions in the dining area. We believe the restaurant remodeling plan has improved our guests' dining experience and increased customer traffic. As of December 31, 2017 a total of 618 of our restaurants had the 20/20 restaurant image, which includes restaurants re-imaged prior to our acquisition.

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

Strategically Remodel to Elevate Brand Profile and Increase Profit Potential. In 2018, we plan to remodel 30 to 35 locations to BKC's 20/20 image, to rebuild 5 to 7 restaurants and to construct 10 to 15 new restaurants (including relocations of 2 to 3 existing restaurants). We believe there are opportunities to increase profitability by remodeling additional restaurants including restaurants that we have acquired or may acquire in the future.

Restaurant Economics
Selected restaurant operating data for our restaurants is as follows:

	Year Ended
	January 3, 2016	January 1, 2017	December 31, 2017
Average annual sales per restaurant (all restaurants) (1)	$1,274,372	$1,311,516	$1,387,850
Legacy restaurants	$1,274,607	$1,312,234	$1,393,662
Acquired restaurants	$1,257,742	$1,305,419	$1,364,093
Average sales transaction	$6.64	$6.85	$7.15
Drive-through sales as a percentage of total sales	66.0%	67.0%	67.9%
Day-part sales percentages:
Breakfast	13.2%	13.8%	13.7%
Lunch	32.8%	32.4%	32.3%
Dinner	20.4%	20.4%	20.6%
Afternoon and late night	33.6%	33.4%	33.4%

(1)	Average annual sales per restaurant are derived by dividing restaurant sales by the average number of restaurants operating during the period on a 52-week basis.
Restaurant Capital Costs
The initial cost of the franchise fee, equipment, seating, signage and other interior costs of a standard new Burger King restaurant currently is approximately $450,000 (which excludes the cost of the land, building and site improvements). In the markets in which we primarily operate, the cost of land generally ranges from $500,000 to $900,000 and the cost of building and site improvements generally ranges from $850,000 to $1,025,000.
With respect to development of freestanding restaurants, if we acquire the land to construct the building, we typically seek to thereafter enter into an arrangement to sell and leaseback the land and building under a long-term lease. Historically, we have been able to acquire and finance many of our locations under such leasing arrangements. Where we are unable to purchase the underlying land, we enter into a long-term lease for the land followed by construction of the building using cash generated from our operations or with borrowings under our senior credit facility.
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
BKC's 20/20 restaurant design draws inspiration from its signature flame-grilled cooking process and incorporates a variety of innovative elements to a backdrop that evokes the industrial look of corrugated metal, brick, wood and concrete. The cost of remodeling a restaurant to the BKC 20/20 image varies depending upon the age and condition of the restaurant and the amount of new equipment needed and can range from $250,000 to $650,000 per restaurant with a projected cost of approximately $550,000 per restaurant in 2017 and an average cost of $450,000 over the past three years. The total cost of a remodel has increased over time due to construction cost increases and the replacement of certain kitchen equipment at the time of the remodel which is incremental to the cost to upgrade to the BKC 20/20 design. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent and Future Events Affecting our Results of Operations".
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
Restaurant Locations
The following table details the locations of our 807 Burger King restaurants as of December 31, 2017:

State	Total Restaurants
Illinois	19
Indiana	88
Kentucky	36
Maine	15
Maryland	17
Massachusetts	1
Michigan	53
New Jersey	10
New York	128
North Carolina	152
Ohio	117
Pennsylvania	64
South Carolina	32
Tennessee	31
Vermont	5
Virginia	36
West Virginia	3
Total	807

Operations
Management Structure
We conduct substantially all of our executive management, finance, marketing and operations support functions from our corporate headquarters in Syracuse, New York. Carrols Restaurant Group is led by our Chief Executive Officer and President, Daniel T. Accordino, who has over 40 years of Burger King and quick-service restaurant experience at our company.
Our operations for our restaurants are overseen by one Division VP and nine Regional Directors that have an average of over 27 years of Burger King restaurant experience. Our 111 district managers support the Regional Directors in the management of our restaurants.
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
Management Information Systems
Our sophisticated management information systems provide us with the ability to efficiently and effectively manage our restaurants and to ensure consistent application of operating controls at our restaurants. Our size affords us the ability to maintain an in-house staff of information technology and restaurant systems professionals dedicated to continuously enhancing our systems. In addition, these capabilities allow us to quickly integrate restaurants that we acquire and achieve greater economies of scale and operating efficiencies.
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
Our restaurant systems provide daily tracking and reporting of traffic counts, menu item sales, labor and food data including costs and inventories, and other key operating metrics for each restaurant. We communicate electronically with our restaurants on a continuous basis via a high-speed data network, which enables us to collect this information for use in our corporate management systems in near real-time. Our corporate headquarters manages systems that support all of our accounting, operating and reporting systems. We also operate a 24-hour, seven-day help desk at our corporate headquarters that enables us to provide systems and operational support to our restaurant operations as required. Among other things, our restaurant information systems provide us with the ability to:

•	monitor labor utilization and sales trends on a real-time basis at each restaurant, enabling the restaurant manager to effectively manage to our established labor standards on a timely basis;

•	reduce inventory shrinkage using restaurant-level inventory management systems and daily reporting of inventory variances;

•	analyze sales and product mix data to help restaurant managers forecast production levels throughout the day;

•	monitor day-part drive-thru speed of service at each of our restaurants;

•	allow the restaurant manager to produce day-part labor schedules based on the restaurant's historical sales patterns;

•	systematically communicate human resource and payroll data to our administrative offices for efficient centralized management of labor costs and payroll processing;

•	employ centralized control over pricing, menu and inventory management activities at the restaurant utilizing the remote management capabilities of our systems;

•	take advantage of electronic commerce including our ability to place orders with suppliers and to integrate detailed invoice, receiving and product data with our inventory and accounting systems;

•	provide analyses, reporting and tools to enable all levels of management to review a wide-range of financial, product mix and operational data; and

•	systematically analyze and report on detailed transactional data to help detect and identify potential theft.
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

Burger King Franchise Agreements
Each of our Burger King restaurants operates under a separate franchise agreement with BKC. Our franchise agreements with BKC generally require, among other things, that all restaurants comply with specified design criteria and operate in a prescribed manner, including utilization of the standard Burger King menu. In addition, our Burger King franchise agreements generally require that our restaurants conform to BKC's current image and may provide for updating our restaurants during the tenth year of the agreements to conform to such current image, which may require significant expenditures. These franchise agreements with BKC generally provide for an initial term of 20 years and currently have an initial franchise fee of $50,000. In the event that we terminate any franchise agreement and close the related BKC restaurant prior to the expiration of its term, we generally are required to pay BKC an amount based on the net present value of the royalty stream that would have been realized by BKC had such franchise agreement not been terminated. Any franchise agreement, including renewals, can be extended at our discretion for an additional 20-year term, with BKC's approval, provided that, among other things, the restaurant meets the current Burger King operating and image standards and that we are not in default under the terms of the franchise agreement. The franchise agreement fee for subsequent renewals is currently $50,000. BKC may terminate any of the franchise agreements if an act of default is committed by us under these agreements and such default is not cured. Defaults under the franchise agreements include, among other things, our failure to operate such Burger King restaurant in accordance with the operating standards and specifications established by BKC (including failure to use equipment, uniforms or decor approved by BKC), our failure to sell products approved or designated by BKC, our failure to pay royalties or advertising and sales promotion contributions as required, our unauthorized sale, transfer or assignment of such franchise agreement or the related restaurant, certain events of bankruptcy or insolvency with respect to us, conduct by us or our employees that has a harmful effect on the Burger King restaurant system, conviction of us or our executive officers for certain indictable offenses, our failure to maintain a responsible credit rating or our acquisition of an interest in any other hamburger restaurant business. At December 31, 2017, we were not in default under any of our franchise agreements with BKC.
In order to obtain a successor franchise agreement with BKC, a franchisee is typically required to make capital improvements to the restaurant to bring it up to BKC's current image standards. The cost of these improvements may vary widely depending upon the magnitude of the required changes and the degree to which we have made interim improvements to the restaurant. At December 31, 2017, we had 43 franchise agreements due to expire in 2018, 29 franchise agreements due to expire in 2019 and 51 franchise agreements due to expire in 2020. In recent years, the historical costs of improving our Burger King restaurants in connection with franchise renewals generally have ranged from $250,000 to $650,000 per restaurant. The average cost of our remodels to the 20/20 image in 2017 was approximately $550,000 per restaurant. The cost of remodels can vary depending upon the age and condition of the restaurant and the amount of new equipment needed. The cost of capital improvements made in connection with future franchise agreement renewals may differ substantially from past franchise renewals depending on the current image requirements established from time to time by BKC.
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
We evaluate the performance of our Burger King restaurants on an ongoing basis. With respect to franchise renewals, such evaluation depends on many factors, including our assessment of the anticipated future operating results of the subject restaurants and the cost of required capital improvements that we would need to commit for such restaurants. If we determine that a Burger King restaurant is under-performing, or that we do not anticipate an adequate return on the capital investment required to renew the franchise agreement, we may elect to close such restaurant. We may also relocate (offset) a restaurant within its trade area and build a new Burger King restaurant as part of the franchise renewal process. In 2017, we closed 21 restaurants, including 1 offset location. We currently expect to close between 20 to 25 restaurants in 2018, excluding any relocations of existing restaurants. Our determination to close these restaurants is subject to further evaluation and may change. We may also elect to close additional restaurants in the future.
In addition to the initial franchise fee, we generally pay BKC a monthly royalty. The royalty rate for new restaurants and for successor franchise agreements is 4.5% of sales. Royalty payments for restaurants acquired from other franchisees are based on the terms of existing franchise agreements being acquired, and may be less than 4.5%. The royalty rate was increased from 3.5% to 4.5% of sales in 2000, and generally for restaurants that were in existence in 2000, becomes effective upon the renewal of the franchise agreement. Burger King royalties, as a percentage of restaurant sales, were 4.3% in 2017 and 4.2% in both 2016 and 2015. We anticipate our Burger King royalties, as a percentage of restaurant sales, will be 4.3% in 2018 as a result of the terms outlined above.
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
We are generally required to contribute 4% of restaurant sales to an advertising fund utilized by BKC for its advertising, promotional programs and public relations activities. BKC's advertising programs consist of national campaigns supplemented by local advertising. BKC's advertising campaigns are generally carried on television, radio and in circulated print media (national and regional newspapers and magazines). As a percentage of our restaurant sales advertising expense was 4.1% in 2017, 4.4% in 2016 and 3.8% in 2015. For 2018 we expect advertising expense to range between 4.0% and 4.2% of restaurant sales.
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
Suppliers
We are a member of a national purchasing cooperative, Restaurant Services, Inc., which we refer to as "RSI", created for the Burger King system. RSI is a non-profit independent purchasing cooperative that is responsible for sourcing our products and related supplies and managing relationships with approved distributors for the Burger King system. We use our purchasing power to negotiate directly with certain other vendors, to obtain favorable pricing and terms for supplying our restaurants. For our restaurants, we are required to purchase all of our foodstuffs, paper goods and packaging materials from BKC-approved suppliers at prices negotiated by RSI. We currently utilize mostly three distributors, Maines Paper & Food Service, Inc., Reinhart Food Service L.L.C. and MBM Food Service Inc., to supply our restaurants with the majority of our foodstuffs and, as of December 31, 2017, such distributors supplied 42%, 29% and 29%, respectively, of our restaurants. We may purchase non-food items, such as kitchen utensils, equipment maintenance tools and other supplies, from any suitable source so long as such items meet BKC product uniformity standards. All BKC-approved distributors are required to purchase foodstuffs and supplies from BKC-approved manufacturers and purveyors. BKC is responsible for monitoring quality control and supervision of these manufacturers and conducts regular visits to observe the preparation of foodstuffs, and to perform various tests to ensure that only quality foodstuffs are sold to its approved suppliers. In addition, BKC coordinates and supervises audits of approved suppliers and distributors to determine continuing product specification compliance and to ensure that manufacturing plant and distribution center standards are met. Although we believe that we have alternative sources of supply available to our restaurants, in the event any distributor or supplier for our restaurants was unable to service us, this could lead to a disruption of service or supply at our restaurants until a new distributor or supplier is engaged, which could have an adverse effect on our business.
Quality Assurance
Our operational focus is closely monitored to achieve a high level of customer satisfaction based on product quality, speed of service, order accuracy and quality of service. Our senior management and restaurant management staffs are principally responsible for ensuring compliance with BKC's required operating procedures. We have uniform operating standards and specifications relating to the quality, preparation and selection of menu items, maintenance and cleanliness of the premises and employee conduct. In order to maintain compliance with these operating standards and specifications, we distribute detailed reports measuring compliance with various customer service standards and objectives to our restaurant operations management team, including feedback obtained directly from our customers through instructions given to them at the point of sale. The customer feedback is monitored by an independent agency and us and consists of evaluations of speed of service, quality of service, quality of our menu items and other operational objectives including the cleanliness of our restaurants. We also have our own staff that handle customer inquiries and complaints. The level of customer satisfaction is a key metric in our restaurant-level incentive bonus plans.
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
We are subject to the federal Fair Labor Standards Act and various other federal and state laws governing such matters as the handling, preparation and sale of food and beverages; the provision of nutritional information on menu boards; minimum wage requirements; unemployment compensation; overtime; and other working conditions and citizenship requirements.
A significant number of our food service personnel are paid at rates related to the federal, and where applicable, state minimum wage and, accordingly, increases in the minimum wage have increased and in the future will increase wage rates at our restaurants.

The Patient Protection and Affordable Care Act (the “Act”) required businesses employing fifty or more full-time equivalent employees to offer health care benefits to those full-time employees or be subject to an annual penalty. Those benefits must be provided under a health care plan which provides a certain minimum scope of health care services. The Act also limits the portion of the cost of the benefits which we can require employees to pay. Based on our enrollment history to date, approximately 13% of our approximately 1,900 eligible hourly employees have opted for coverage under our medical plan.
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

Industry and Competition
The Restaurant Market. Restaurant sales historically have closely tracked several macroeconomic indicators and we believe that “away-from-home” food consumption will increase due to these trends in recent years. Historically, unemployment has been inversely related to restaurant sales and, as the unemployment rate decreases and disposable income increases, restaurant sales have increased. According to the U.S. Department of Agriculture, in 2017 food away from home dollars exceeded at-home dining, with 50.3% of food dollars spent on food away from home and with total expenditures increasing 2.6% from 2016.
Quick-Service Restaurants. We operate in the hamburger category of the quick-service restaurant segment of the restaurant industry. Quick-service restaurants are distinguished by high speed of service and efficiency, convenience, limited menu and service, and value pricing. According to Nation's Restaurant News, 2016 U.S. foodservice sales for the Top 100 restaurant chains increased 3.6% from 2015 to $257.0 billion. Of this amount, the hamburger category represented $78.5 billion, or 30.5%, making it the largest category of the quick-service segment.
The restaurant industry is highly competitive with respect to price, service, location and food quality. In each of our markets, our restaurants compete with a large number of national and regional restaurant chains, as well as locally owned restaurants, offering low and medium-priced fare. We also compete with operators outside the restaurant industry such as convenience stores, delicatessens and prepared food counters in supermarkets, grocery stores, cafeterias and other purveyors offer moderately priced and quickly prepared foods. Our competitors may also employ marketing strategies such as frequent use of price discounting, frequent promotions and emphasis on value menus.
We believe that:

•	product quality and taste;

•	brand recognition;

•	convenience of location;

•	speed of service;

•	menu variety;

•	price; and

•	ambiance
are the most important competitive factors in the quick-service restaurant segment and that our restaurants effectively compete in each category. We believe our largest competitors are McDonald's and Wendy's.
Employees
As of December 31, 2017, we employed approximately 23,500 persons of which approximately 160 were administrative personnel and approximately 23,340 were restaurant operations personnel. None of our employees are unionized or covered by collective bargaining agreements. We believe that our overall relations with our employees are good.
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
We make available at no cost through our website (www.carrols.com) our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as well as other reports relating to us that are filed or furnished to the SEC, as soon as reasonably practicabfle after electronically filing such material with the SEC. The reference to our website address is a textual reference only, meaning that it does not constitute incorporation by reference of the information contained on the website and should not be considered part of this document.
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
Our franchise agreements typically have a 20-year term after which BKC's consent is required to receive a successor franchise agreement. Our franchise agreements with BKC that are set to expire over the next three years are as follows: 43 in 2018, 29 in 2019 and 51 in 2020.
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
As part of our strategy, we intend to pursue the acquisition of additional Burger King restaurants. Pursuant to the operating agreement between BKC and Carrols LLC, dated as of May 30, 2012, as amended on January 26, 2015 and December 17, 2015, BKC assigned to us its ROFR under its franchise agreements with its franchisees to purchase all of the assets of a restaurant or all or substantially all of the voting stock of the franchisee, whether direct or indirect, on the same terms proposed between such franchisee and a third party purchaser in 20 states as follows: Connecticut (except Hartford county), Delaware, Indiana, Kentucky, Maine, Maryland, Massachusetts (except for Middlesex, Norfolk and Suffolk counties), Michigan, New Hampshire, New Jersey, New York (except for Bronx, Kings, Nassau, New York, Queens, Richmond, Suffolk and Westchester counties), North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina, Vermont, Virginia, Washington DC, and West Virginia. In addition, pursuant to the operating agreement, BKC granted us, on a non-exclusive basis, franchise pre-approval to, among other things, acquire restaurants from Burger King franchisees in the 20 states above until we operate 1,000 Burger King restaurants. As part of the franchise pre-approval, BKC granted us pre-approval for acquisitions of restaurants from franchisees in the 20 states above subject to and in accordance with the terms of the operating agreement. Although we believe that opportunities for future acquisitions may be available from time to time, competition for acquisition candidates may exist or increase in the future. Consequently, there may be fewer acquisition opportunities available to us at an attractive acquisition price. There can be no assurance that we will be able to identify, acquire, manage or successfully integrate additional restaurants without substantial costs, delays or operational or financial problems. In the event we are able to acquire additional restaurants, the integration and operation of the acquired restaurants may place significant demands on our management, which could adversely affect our ability to manage our existing restaurants. We may be required to obtain additional financing to fund future acquisitions. There can be no assurance that we will be able to obtain additional financing, if necessary, on acceptable terms or at all. Both our senior credit facility and the indenture governing the $275.0 million of 8% Senior Secured Second Lien Notes due 2022 (the "Notes") contain restrictive covenants that may prevent us from incurring additional debt to acquire additional Burger King restaurants.
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
We are a member of a national purchasing cooperative, Restaurant Services, Inc., which serves as the purchasing agent for approved distributors to the Burger King system. We are required to purchase all of our food products, paper goods and packaging materials from BKC-approved suppliers. We currently utilize mostly three distributors for our restaurants, Maines Paper & Food Service, Inc., Reinhart Food Service L.L.C., and MBM Food Service Inc. , to supply our restaurants in various geographical areas. As of December 31, 2017, such distributors supplied 42%, 29%, and 29% , respectively of our restaurants. Although we believe that we have alternative sources of supply, in the event any distributors or suppliers are unable to service us, this could lead to a disruption of service or supply until a new distributor or supplier is engaged, which could have an adverse effect on our business.
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

Higher labor costs due to statutory and regulatory changes could have a material adverse effect on our business and financial results.
 We are subject to the federal labor laws, including the Fair Labor Standards Act, as well as various state and local laws governing such matters as minimum wages, labor relations, workplace safety, citizenship requirements and other working conditions for employees. Federal, state and local laws may also require us to provide paid and unpaid leave, healthcare, or other benefits to our employees. Changes in the law, or penalties associated with any failure on our part to comply with legal requirements, could increase our labor costs or result in additional expense.
Starting in 2018, certain workers will be able to take up to eight weeks (increasing in New York and other areas to twelve weeks in 2021) of employer-provided paid leave for childbirth, care for a seriously ill family member or needs related to a family member’s military deployment. These additional expenses may cause us to raise our prices.

In certain geographic areas which cannot absorb such increases, this could have a material adverse effect on our business, financial condition; results of operations and/or cash flows. We provide unpaid leave for employees for covered family and medical reasons, including childbirth, to the extent required by the Family and Medical Leave Act of 1933, as amended, and applicable state laws. To the extent we need to hire additional employees or pay overtime for such employees on leave, this would be an added expense which could adversely affect our results of operations.

Increases in income tax rates or changes in income tax laws could adversely affect our business, financial condition or results of operations.
Increases in income tax rates in the United States or other changes in income tax laws in any particular jurisdiction could reduce our after-tax income from such jurisdiction and could adversely affect our business, financial condition or results of operations. The United States recently made changes to existing tax laws in the Tax Cuts and Jobs Act (the "Act") which was signed into law on December 22, 2017. The changes in the Act are broad and complex and we continue to examine the impact it may have on our business and financial results. Among its many provisions, the Act reduced the U.S. Federal corporate income tax rate from 35% to 21% and imposed limitations on the deductibility of interest and certain other corporate deductions. In accordance with applicable SEC guidance, we recorded a provisional net tax benefit in the fourth quarter of 2017 resulting from the enactment of the Act. This provisional expense is subject to change, possibly materially, due to, among other things, changes in estimates, interpretations and assumptions we have made, changes in Internal Revenue Service (IRS) interpretations, the issuance of new guidance, legislative actions, changes in accounting standards or related interpretations in response to the Act and future actions by states within the United States that have not currently adopted the Act. Additional changes in the U.S. tax regime, including changes in how existing tax laws are interpreted or enforced, could adversely affect our business, financial condition or results of operations.

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
At December 31, 2017, 19% of our restaurants were located in North Carolina, 16% were located in New York, and 32% were located in Indiana, Ohio and Michigan. Therefore, the economic conditions, state and local government regulations, weather conditions or other conditions affecting New York, Indiana, Ohio, Michigan, and North Carolina and other unforeseen events, including terrorism and other international conflicts may have a material impact on the success of our restaurants in those locations.
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
The location of our restaurants has significant influence on their success. We cannot assure you that current locations will continue to be economically viable or that additional locations can be acquired at reasonable costs. In addition, the economic environment where restaurants are located could decline in the future, which could result in reduced sales for those locations. We cannot assure you that new sites will be profitable or as profitable as existing sites.
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
We are subject to extensive laws and regulations relating to the development and operation of restaurants, including regulations relating to the following:

•	zoning;

•	requirements relating to labeling of caloric and other nutritional information on menu boards, advertising and food packaging;

•	the preparation and sale of food;

•	employer/employee relationships, including minimum wage requirements, overtime, mandatory paid and unpaid leave, working and safety conditions, and citizenship requirements;

•	health care; and

•	federal and state laws that prohibit discrimination and laws regulating design and operation of, and access to, facilities, such as the Americans With Disabilities Act of 1990.
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
Our profitability and operating margins are dependent in part on our ability to anticipate and react to changes in food costs. Changes in the price or availability of certain food products could affect our ability to offer broad menu and price offerings to guests and could materially adversely affect our profitability and reputation. The type, variety, quality and price of beef, chicken, produce and cheese can be subject to change and to factors beyond our control, including weather, governmental regulation, availability and seasonality, each of which may affect our food costs or cause a disruption in our supply. Our food distributors or suppliers may also be affected by higher costs to produce and transport commodities used in our restaurants, higher minimum wage and benefit costs and other expenses that they pass through to their customers, which could result in higher costs for goods and services supplied to us. Although RSI is able to contract for certain food commodities for periods up to one year, the pricing and availability of some commodities used in our operations are not locked in for periods of longer than one week or at all. We do not currently use financial instruments to hedge our risk to market fluctuations in the price of beef, produce and other food products. We may not be able to anticipate and react to changing food costs through menu price adjustments in the future, which could negatively impact our results of operations.
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
We rely on information systems across our operations, including, for example, point-of-sale processing in our restaurants, procurement and payment to significant suppliers, collection of cash, and payment of other financial obligations and various other processes and procedures. Our ability to efficiently manage our business depends significantly on the reliability and capacity of these systems. The failure of these systems to operate effectively, problems with maintenance, upgrading or transitioning to replacement systems or a breach in security of these systems could cause delays in customer service and reduce efficiency in our operations. Significant capital investments might be required to remediate any problems.
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

Carrols is currently a primary lessee of five Fiesta restaurants which it subleases to Fiesta. The separation agreement provides that the parties will cooperate and use their commercially reasonable efforts to cause Fiesta or a subsidiary of Fiesta to enter into a new master lease or individual leases with the lessor with respect to the Fiesta restaurants where Carrols is currently a lessee. The separation agreement provides that until such new master lease or such individual leases are entered into, (i) Carrols will perform its obligations under the master lease for the five Fiesta restaurants where it is a lessee and (ii) the parties will cooperate and use their commercially reasonable efforts to enter into a non-disturbance agreement or similar agreement with the lessor which shall provide that Fiesta or one of its subsidiaries shall become the lessee under such master lease with respect to such Fiesta restaurants and perform Carrols' obligations under such master lease in the event of a breach or default by Carrols.
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
Our executive officers, directors and BKC together beneficially own approximately 25.1% of our outstanding common stock as of March 5, 2018 (assuming conversion of the Series A Preferred Stock held by BKC). Due to the issuance of Series A Preferred Stock to BKC in connection with our 2012 acquisition, BKC beneficially owns approximately 20.5% of our common stock as of March 5, 2018 (assuming conversion of the Series A Preferred Stock). Our executive officers and directors (excluding directors affiliated with BKC) together beneficially own approximately 5.8% of our common stock outstanding as of March 5, 2018 (excluding conversion of the Series A Preferred Stock). As a result, our executive officers, directors and BKC, if they act as a group, will be able to significantly influence matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions such as mergers and acquisitions. The directors will have the authority to make decisions affecting our capital structure, including the issuance of additional debt and the declaration of dividends. BKC may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of us that other stockholders may view as beneficial, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately depress the market price of our common stock.
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
As of December 31, 2017, we had approximately $281.9 million of total indebtedness outstanding consisting of $275.0 million of Notes, $1.2 million of lease financing obligations and $5.7 million of capital leases and other debt. At December 31, 2017, we had $60.2 million of borrowing availability under our senior credit facility (after reserving $12.8 million for letters of credit issued under our senior credit facility, which included amounts for anticipated claims from our renewals of workers' compensation and other insurance policies), which would effectively rank senior to the Notes. On January 13, 2017, we entered into an amendment to our senior credit facility to increase revolving credit borrowings to $73 million (including $20.0 million available for letters of credit).
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
We expect to use cash flow from operations, our cash balances and revolving credit borrowings under our senior credit facility to meet our current and future financial obligations, including funding our operations, debt service, possible future acquisitions and capital expenditures (including restaurant remodeling and new restaurant development). Our ability to make these payments depends on our future performance, which will be affected by financial, business, economic and other factors, many of which we cannot control. Our business may not generate sufficient cash flow from operations in the future, which could result in our being unable to repay indebtedness, or to fund other liquidity needs. If we do not have sufficient liquidity, we may be forced to reduce or delay capital expenditures and restaurant acquisitions, sell assets, obtain additional debt or equity capital or restructure or refinance all or a portion of our debt, including our senior credit facility and the Notes, on or before maturity. We cannot make any assurances that we will be able to accomplish any of these alternatives on terms acceptable to us, or at all. In addition, the terms of existing or future indebtedness, including the agreements for our senior credit facility, may limit our ability to pursue any of these alternatives.
Despite current indebtedness levels and restrictive covenants, we may still be able to incur more debt or make certain restricted payments, which could further exacerbate the risks described above.
We and our subsidiaries may be able to incur additional debt in the future, including debt that may be secured on a first lien basis or pari passu with the Notes. Although our senior credit facility and the indenture governing the Notes contain restrictions on our ability to incur indebtedness, those restrictions are subject to a number of exceptions. In addition, if we are able to designate some of our restricted subsidiaries under the indenture governing the Notes as unrestricted subsidiaries, those unrestricted subsidiaries would be permitted to borrow beyond the limitations specified in the indenture governing the Notes and engage in other activities in which restricted subsidiaries may not engage. We could also consider investments in joint ventures or acquisitions, which may increase our indebtedness. Moreover, although our senior credit facility and the indenture governing the Notes contain restrictions on our ability to make restricted payments, including the declaration and payment of dividends, we are able to make such restricted payments under certain circumstances. Adding new debt to current debt levels or making restricted payments could intensify the related risks that we and our subsidiaries now face.
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
These covenants limit our operational flexibility and could prevent us from taking advantage of business opportunities as they arise, growing our business or competing effectively. In addition, our senior credit facility required us to maintain specified financial ratios and satisfy other financial tests. At December 31, 2017, we were in compliance with such covenants under our senior credit facility. Our ability to meet these financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet these tests.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
As of December 31, 2017, we owned 8 and leased 799 Burger King restaurant properties including two restaurants located in mall shopping centers and 21 co-branded locations. In addition, we owned four and leased seven non-operating properties as of December 31, 2017, including three properties under construction that are expected to open as new restaurants in 2018.
We typically enter into leases (including renewal options) ranging from 20 to 40 years. The average remaining term for all leases, including options, was approximately 23.4 years at December 31, 2017. Generally, we have been able to renew leases, upon or prior to their expiration, at the prevailing market rates, although there can be no assurance that this will continue to occur.
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
In addition to the restaurant locations set forth under Item 1. “Business-Restaurant Locations”, we own a building with approximately 25,300 square feet at 968 James Street, Syracuse, New York, which houses our executive offices, most of our administrative operations for our Burger King restaurants and one of our regional support offices. We also lease seven small regional offices that support the management of our Burger King restaurants and two small administrative offices in Syracuse, NY that support administrative operations.
ITEM 3. LEGAL PROCEEDINGS
Litigation. We are involved in various litigation matters and claims that arise in the ordinary course of business. Based on our currently available information, we do not believe that the outcome of any of these matters will have a material adverse effect on our consolidated financial statements.

ITEM 4. MINE SAFETY DISCLOSURES
None.
PART II
ITEM  5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on The NASDAQ Global Market under the symbol “TAST”. The high and low closing sale prices of our common stock for the periods indicated, as reported by The NASDAQ Global Market, are set forth below:

	Common Stock Price
	High	Low
Year Ended December 31, 2017
First Quarter	$16.85	$13.80
Second Quarter	14.25	11.85
Third Quarter	12.55	10.55
Fourth Quarter	13.30	10.00

Year Ended January 1, 2017
First Quarter	$14.55	$11.15
Second Quarter	14.62	11.72
Third Quarter	13.88	11.77
Fourth Quarter	15.25	11.25
On March 5, 2018, there were 36,538,903 shares of our common stock outstanding held by 519 holders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our common stock whose shares are held in the names of various securities brokers, dealers, and registered clearing agencies. The closing price of our common stock on March 5, 2018 was $12.90.
We did not pay any cash dividends during the fiscal years 2017 or 2016. We currently intend to continue to retain all available funds to fund the development and growth of our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future. In addition, we are a holding company and conduct all of our operations through our direct and indirect subsidiaries. As a result, for us to pay dividends, we need to rely on dividends or distributions to us from Carrols and indirectly from subsidiaries of Carrols. The indenture governing the Notes and our senior credit facility limit, and debt instruments that we and our subsidiaries may enter into in the future may limit, our ability to pay dividends to our stockholders.

Stock Performance Graph
The following graph compares from December 31, 2012 the cumulative total stockholder return on our common stock over the cumulative total returns of The NASDAQ Composite Index and a peer group, The S&P SmallCap 600 Restaurants Index. We have elected to use the S&P SmallCap 600 Restaurant Index in compiling our stock performance graph because we believe the S&P SmallCap 600 Restaurant Index represents a comparison to competitors with similar market capitalization as us. The following graph is based on the closing price of our common stock from December 31, 2012 through December 31, 2017.

* $100 invested on 12/31/2012 in stock or index, including reinvestment of dividends.

	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
Carrols Restaurant Group, Inc.	$100.00	$110.54	$127.59	$196.32	$255.02	$203.18
NASDAQ Composite	$100.00	$141.63	$162.09	$173.33	$187.19	$242.29
S&P SmallCap 600 Restaurants	$100.00	$162.20	$188.79	$176.07	$185.75	$178.90

ITEM 6. SELECTED FINANCIAL DATA
The information in the following table should be read together with "Financial Statements and Supplementary Data," and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. In 2014, we acquired 123 restaurants from other franchisees in five separate transactions and in 2015, we acquired 55 restaurants from other franchisees in eight separate transactions. During 2016, we acquired 56 restaurants from other franchisees in seven separate transactions and in 2017 we acquired 64 restaurants from other franchisees in three separate transactions.
These historical results are not necessarily indicative of the results to be expected in the future. Our fiscal years ended December 29, 2013, December 28, 2014, January 1, 2017 and December 31, 2017 each contained 52 weeks. The fiscal year ended January 3, 2016 contained 53 weeks.

	Year Ended
	December 29, 2013	December 28, 2014	January 3, 2016	January 1, 2017	December 31, 2017
	(In thousands of dollars, except share and per share data)
Statements of operations data:
Restaurant sales	$663,483	$692,755	$859,004	$943,583	$1,088,532
Costs and expenses:
Cost of sales	201,532	209,664	240,322	250,112	304,593
Restaurant wages and related expenses	208,404	219,718	267,950	297,766	350,054
Restaurant rent expense	47,198	48,865	58,096	64,814	75,948
Other restaurant operating expenses	106,508	113,586	135,874	148,946	166,786
Advertising expense	29,615	27,961	32,242	41,299	44,677
General and administrative (1)(2)	37,228	40,001	50,515	54,956	60,348
Depreciation and amortization	33,594	36,923	39,845	47,295	54,159
Impairment and other lease charges	4,462	3,541	3,078	2,355	2,827
Other expense (income) (3)	17	47	(126)	338	(333)
Total operating expenses	668,558	700,306	827,796	907,881	1,059,059
Income (loss) from operations	(5,075)	(7,551)	31,208	35,702	29,473
Interest expense	18,841	18,801	18,569	18,315	21,710
Loss on extinguishment of debt	—	—	12,635	—	—
Income (loss) before income taxes	(23,916)	(26,352)	4	17,387	7,763
Provision (benefit) for income taxes	(10,397)	11,765	—	(28,085)	604
Net income (loss)	$(13,519)	$(38,117)	$4	$45,472	$7,159
Per share data:
Basic and diluted net income (loss) per share:	$(0.59)	$(1.23)	$0.00	$1.01	$0.16

Weighted average shares used in computing net income (loss) per share:
Basic	22,958,963	30,885,275	34,958,847	35,178,329	35,416,531
Diluted	22,958,963	30,885,275	44,623,251	44,851,345	44,976,514

	Year Ended
	December 29, 2013	December 28, 2014	January 3, 2016	January 1, 2017	December 31, 2017
	(In thousands of dollars, except restaurant weekly sales data)
Other financial data:
Net cash provided from operating activities	$21,581	$14,707	$70,702	$62,288	$72,783
Total capital expenditures	50,486	52,010	56,848	94,099	73,516
Net cash used for investing activities	50,486	68,003	103,429	96,221	108,105
Net cash provided from (used for) financing activities	(1,083)	66,215	33,780	13,661	62,732
Operating Data:
Restaurants (at end of period)	564	674	705	753	807
Average number of restaurants	563.8	581.9	662.1	719.5	784.3
Average annual sales per restaurant (4)	1,176,806	1,190,505	1,274,372	1,311,516	1,387,850
Adjusted EBITDA (5)	34,271	36,008	76,737	89,505	91,408
Adjusted net income (loss) (5)	(10,668)	(10,408)	13,429	17,860	9,037
Restaurant-Level EBITDA (5)	70,226	72,961	124,520	140,646	146,474
Change in comparable restaurant sales (6)	1.0%	0.6%	7.4%	2.3%	5.2%
Balance sheet data (at end of period):
Total assets	$329,481	$364,573	$427,256	$490,155	$581,514
Working capital	(21,974)	(13,554)	(26,259)	(39,231)	(19,514)
Debt:
Senior and senior subordinated debt	150,000	150,000	200,000	213,500	275,000
Capital leases	9,336	8,694	8,006	7,039	5,681
Lease financing obligations	1,200	1,202	1,203	3,020	1,203
Total debt	$160,536	$159,896	$209,209	$223,559	$281,884
Stockholders’ equity	$77,204	$106,535	$107,999	$154,656	$169,060

	Year Ended
	December 29, 2013	December 28, 2014	January 3, 2016	January 1, 2017	December 31, 2017
	(In thousands of dollars, except per share data)
Reconciliation of EBITDA and Adjusted EBITDA (5):
Net income (loss) from continuing operations	$(13,519)	$(38,117)	$4	$45,472	$7,159
Provision (benefit) for income taxes	(10,397)	11,765	—	(28,085)	604
Interest expense	18,841	18,801	18,569	18,315	21,710
Depreciation and amortization	33,594	36,923	39,845	47,295	54,159
EBITDA	28,519	29,372	58,418	82,997	83,632
Impairment and other lease charges	4,462	3,541	3,078	2,355	2,827
Acquisition costs (7)	—	1,915	1,168	1,853	1,793
Gain on partial condemnation and fires (8)	—	—	—	(1,603)	(362)
Litigation settlement (9)	85	—	—	1,850	—
Stock compensation expense	1,205	1,180	1,438	2,053	3,518
Loss on extinguishment of debt	—	—	12,635	—	—
Adjusted EBITDA	$34,271	$36,008	$76,737	$89,505	$91,408

Reconciliation of Restaurant-Level EBITDA (5):
Income (loss) from continuing operations	$(5,075)	$(7,551)	$31,208	$35,702	$29,473
Add:
Restaurant-level integration costs	—	—	—	—	—
General and administrative expenses	37,228	40,001	50,515	54,956	60,348
Depreciation and amortization	33,594	36,923	39,845	47,295	54,159
Impairment and other lease charges	4,462	3,541	3,078	2,355	2,827
Other expense (income) (8) (9)	17	47	(126)	338	(333)
Restaurant-Level EBITDA	$70,226	$72,961	$124,520	$140,646	$146,474

Reconciliation of Adjusted net income (loss) (5):
Net income (loss)	$(13,519)	$(38,117)	$4	$45,472	$7,159
Add:
Loss on extinguishment of debt	—	—	12,635	—	—
Impairment and other lease charges	4,462	3,541	3,078	2,355	2,827
Acquisition costs (7)	—	1,915	1,168	1,853	1,793
Gain on partial condemnation and fires (8)	—	—	—	(1,603)	(362)
Litigation settlement (9)	85	—	—	1,850	—
Income tax effect of above adjustments (10)	(1,696)	(2,073)	(6,415)	(1,693)	(1,618)
Adjust income tax benefit from deferred tax adjustments (11)	—	24,326	2,959	(30,374)	(762)
Adjusted net income (loss)	$(10,668)	$(10,408)	$13,429	$17,860	$9,037
Adjusted diluted net earnings (loss) per share (12)	$(0.47)	$(0.34)	$0.30	$0.40	$0.20
(1) Acquisition expenses of $1,915, $1,168, $1,853 and $1,793 were included in general and administrative expense for the years ended December 28, 2014, January 3, 2016, January 1, 2017 and December 31, 2017, respectively.

(2)
General and administrative expenses include stock-based compensation expense for the years ended December 29, 2013, December 28, 2014, January 3, 2016, January 1, 2017 and December 31, 2017 of $1,205, $1,180, $1,438, $2,053 and $3,518, respectively.

(3)
In fiscal 2017, we recorded a gain of $0.4 million related to an insurance recovery from a fire at one restaurant. In fiscal 2016, we recorded gains of $1.2 million  related to property insurance recoveries from fires at two restaurants, a gain of $0.5 million related to a settlement for a partial condemnation on one of our operating restaurant properties and expense of $1.85 million related to a litigation settlement.

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

(6)	Restaurants are included in comparable restaurant sales after they have been open or owned for 12 months. Comparable restaurant sales are on a 53-week basis for the year ended January 3, 2016.

(7)	Acquisition costs for the periods presented include primarily legal and professional fees incurred in connection with acquisitions.

(8)
Includes gains of $0.4 million related to a insurance recoveries from fires at two of our restaurants and a gain of $0.5 million related to a settlement for a partial condemnation on one of our operating restaurant properties.

(9)	Includes an expense of $1.85 million from a litigation settlement.

(10)	The income tax effect related to all adjustments, other than the deferred income tax valuation allowance provision (benefit), was calculated using an effective income tax rate of 38%.

(11)
The provision (benefit) for income taxes in 2017 reflects a $0.8 million discrete tax benefit recorded in the fourth quarter to to remeasure our net deferred taxes due to the lowering of the Federal income tax rate to 21% under the Tax Cuts and Jobs Act signed into law in the fourth quarter of 2017. The benefit for income taxes in 2016 reflects a $30.4 million income tax benefit recorded in the fourth quarter of 2016 to reverse the previously recorded valuation allowance on net deferred income tax assets as well as the full year deferred income tax provision of $2.3 million which was recorded in the fourth quarter of 2016. For comparability, when presenting 2016 Adjusted net income, the provision (benefit) for income taxes for each respective period is adjusted as if such valuation allowance had been reversed prior to 2016. The adjustment for the year ended December 28, 2014 reflects the removal of the income tax provision recorded for the establishment of the valuation allowance on all our net deferred income tax assets.

(12)	Adjusted diluted net income (loss) per share is calculated based on Adjusted net income (loss) and the dilutive weighted average common shares outstanding for each respective period.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our fiscal years consist of 52 or 53 weeks ending on the Sunday closest to December 31. The fiscal years ended December 31, 2017 and January 1, 2017 each contained 52 weeks and the fiscal year ended January 3, 2016 contained 53 weeks.
Introduction
We are a holding company and conduct all of our operations through our direct and indirect subsidiaries, Carrols, Carrols LLC and Republic Foods, Inc., and have no assets other than the shares of capital stock of Carrols, our direct wholly-owned subsidiary. The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) is written to help the reader understand our company. The MD&A is provided as a supplement to, and should be read in conjunction with, our Consolidated Financial Statements and the accompanying consolidated financial statement footnotes appearing elsewhere in this Annual Report on Form 10-K. The overview provides our perspective on the individual sections of MD&A, which include the following:
Company Overview—a general description of our business and our key financial measures.
Recent and Future Events Affecting Our Results of Operations—a description of recent events that affect, and future events that may affect, our results of operations.
Results of Operations—an analysis of our results of operations for the years ended December 31, 2017, January 1, 2017 and January 3, 2016 including a review of the material items and known trends and uncertainties.
Liquidity and Capital Resources—an analysis of historical information regarding our sources of cash and capital expenditures, the existence and timing of commitments and contingencies, changes in capital resources and a discussion of cash flow items affecting liquidity.

Application of Critical Accounting Policies—an overview of accounting policies requiring critical judgments and estimates.
Company Overview
We are one of the largest restaurant companies in the United States and have been operating restaurants for more than 55 years. We are the largest Burger King® franchisee in the United States, based on number of restaurants, and have operated Burger King restaurants since 1976. As of December 31, 2017, our restaurant operations consisted of 807 franchised Burger King restaurants in 17 states.
During the year ended December 31, 2017, we acquired 64 restaurants in three separate transactions which we refer to as the "2017 acquired restaurants". During the year ended January 1, 2017, we acquired 56 Burger King restaurants in seven separate transactions, which we refer to as the "2016 acquired restaurants," and during the year ended January 3, 2016, we acquired 55 Burger King restaurants in eight separate transactions, which we refer to as the "2015 acquired restaurants".
For 2017, we have modified our grouping of restaurants for reporting and analysis purposes. We refer to our restaurants acquired over the past three years (2015, 2016 and 2017) as our "acquired restaurants". All of our other restaurants, including restaurants acquired prior to 2015, are referred to as our "legacy restaurants".
The following is an overview of the key financial measures discussed in our results of operations:

•
Restaurant sales consist of food and beverage sales at our restaurants, net of discounts and excluding sales tax collected. Restaurant sales are influenced by changes in comparable restaurant sales, menu price increases, new restaurant development, acquisition of restaurants, and the closures of restaurants. Restaurants, including restaurants we acquire, are included in comparable restaurant sales after they have been open or owned for 12 months and immediately after they open from being remodeled. For comparative purposes, where applicable, the calculation of the changes in comparable restaurant sales is based either on a 53-week or 52-week year.

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

•
EBITDA, Adjusted EBITDA, Restaurant-Level EBITDA and Adjusted net income. EBITDA, Adjusted EBITDA, Restaurant-Level EBITDA and Adjusted net income are non-GAAP financial measures. EBITDA represents net income, before provision or benefit for income taxes, interest expense and depreciation and amortization. Adjusted EBITDA represents EBITDA adjusted to exclude impairment and other lease charges, acquisition costs, loss on extinguishment of debt, stock compensation expense and non-recurring income or expense. Restaurant-Level EBITDA represents income from operations adjusted to exclude general and administrative expenses, depreciation and amortization, impairment and other lease charges and other income or expense. Adjusted net income represents net income adjusted to exclude loss on extinguishment of debt, impairment and other lease charges, acquisition costs, non-recurring income and expense, the related income tax effect of these adjustments and the establishment in 2015 and reversal in 2016 of a valuation allowance on all of our net deferred income tax assets. Adjusted net income also presents the provision or benefit for income taxes as if there was no valuation allowance on our net deferred income tax assets during all periods presented.

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

However, EBITDA, Adjusted EBITDA, Restaurant-Level EBITDA and Adjusted net income are not measures of financial performance or liquidity under GAAP and, accordingly, should not be considered as alternatives to net income, income from operations or cash flow from operating activities as indicators of operating performance or liquidity. Also, these measures may not be comparable to similarly titled captions of other companies. For the reconciliation between net income to EBITDA, Adjusted EBITDA and Adjusted net income and the reconciliation of income from operations to Restaurant-Level EBITDA, see page 42.
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

•
Interest expense consists primarily of interest expense associated with our $275.0 million of 8% Senior Secured Second Lien Notes due 2022 (the "8% Notes"), our prior 11.25% Senior Secured Second Lien Notes due 2018

(the "11.25% Notes"), amortization of deferred financing costs, amortization of bond premium and interest on revolving credit borrowings under our senior credit facility.
Recent and Future Events Affecting our Results of Operations
Burger King Restaurant Acquisitions
From the beginning of 2015 through December 31, 2017, we have acquired 175 restaurants from other franchisees, of which 174 are operating at December 31, 2017, in the following transactions ($ in thousands):

Closing Date		Number of Restaurants	Purchase Price	Number of Fee-Owned Restaurants	Market Location
2015 Acquisitions:
March 31, 2015		4	$794		Northern Vermont
August 4, 2015	(1)	5	663		Charlotte, North Carolina
October 1, 2015	(1)	5	5,044	1	Wheeling, West Virginia
October 20, 2015		1	709		Kalamazoo, Michigan
November 17, 2015		2	618		Evansville, Indiana
November 17, 2015		6	10,945	5	Evansville, Indiana
December 1, 2015	(1)	23	26,175	10	Detroit, Michigan
December 8, 2015		9	7,802		Northern New Jersey
		55	52,750	16
2016 Acquisitions:
February 23, 2016	(1)	12	7,127		Scranton/Wilkes-Barre, Pennsylvania
May 25, 2016		6	12,080	5	Detroit, Michigan
July 14, 2016	(1)	4	5,445	3	Detroit, Michigan
August 23, 2016		7	8,755	6	Portland, Maine
October 4, 2016		3	1,623		Raleigh, North Carolina
November 15, 2016		17	7,251		Pittsburgh and Johnstown, Pennsylvania
December 1, 2016		7	5,807	1	Columbus, Ohio
		56	48,088	15
2017 Acquisitions:
February 28, 2017		43	20,366		Cincinnati, Ohio
June 5, 2017	(1)	17	16,355		Baltimore, Maryland and Washington, DC
November 28, 2017		4	1,202		Maine
		64	37,923	—
Total		175	$138,761	31

(1)	Acquisitions resulting from the exercise of our ROFR.
All of the 2017 acquired restaurants were leased properties. The 2016 acquired restaurants included 15 fee-owned properties, of which 14 were subsequently sold in sale-leaseback transactions in 2016 for net proceeds of $19.1 million. The 2015 acquired restaurants included 16 fee-owned properties of which 15 were subsequently sold in sale-leaseback transactions in 2015 and 2016 for net proceeds of $22.0 million.

The pro forma impact on the results of operations for the 2017 acquired restaurants is included below. The pro forma results of operations are not necessarily indicative of the results that would have occurred had the acquisitions been consummated at the beginning of the periods presented, nor are they necessarily indicative of any future consolidated operating results. This pro forma financial information does not give effect to any anticipated synergies, operating efficiencies or cost savings or any transaction costs related to the 2017 acquired restaurants. The following table summarizes certain pro forma financial information related to our 2017 operating results:

Year Ended
December 31, 2017
Restaurant sales	$1,114,642
Income from operations	$33,323
Adjusted EBITDA	$94,038
Capital Expenditures and Remodeling Commitment with BKC
On December 17, 2015, we and BKC entered into the Second Amendment to Operating Agreement (the "Amendment"), which amended the operating agreement and a subsequent amendment to the operating agreement, previously entered into between us and BKC in connection with our acquisition of restaurants from BKC in 2012. As amended, the operating agreement required that we remodel to BKC's current 20/20 image a cumulative total of 455 restaurants by December 31, 2016. As of December 31, 2016, we were in compliance with the remodel requirement.
In addition, under a separate agreement we agreed to remodel 46 restaurants acquired in 2014 over a five year period beginning in 2014 and, at December 31, 2017, we had remodeled a total of 37 restaurants associated with this agreement. In 2017, we remodeled 34 restaurants including rebuilding five locations and relocating two restaurants within their trade area. At December 31, 2017, we had 618 restaurants with the 20/20 restaurant image, which included restaurants converted prior to our acquisition.
Under the operating agreement with BKC, beginning on January 1, 2016 and until we exceed operating 1,000 Burger King restaurants, a minimum of 10% of our annual new restaurant growth (including acquisitions) must come from the development of new Burger King restaurants (which includes restaurants we relocate within their market area); provided that for 2016 only, any required new restaurant development could be deferred and opened in 2017. At December 31, 2017, we were in compliance with this commitment and have completed the development of twelve restaurants.
In 2018, we expect that capital expenditures before discretionary growth-related expenditures (i.e. new restaurant development and acquisitions) will be $45 million to $50 million, although the actual amount of capital expenditures may differ from these estimates. Capital expenditures in 2018 include remodeling 30 to 35 restaurants to the BKC 20/20 image standard. In addition, capital expenditures for the construction of 10 to 15 new units, of which 2 to 3 restaurants may be relocated within their respective markets, and remaining costs from 2017 construction late in the year are expected to be $15 million to $25 million. We will review on an ongoing basis our future remodel and development plans in relation to our available capital resources and alternate investment opportunities.
Future Restaurant Closures
We evaluate the performance of our restaurants on an ongoing basis including an assessment of the current and future operating results of the restaurant in relation to its cash flow and future occupancy costs, and with regard to franchise agreement renewals, the cost of required capital improvements. We may elect to close restaurants based on these evaluations.
In 2017, excluding one restaurant relocated within its trade area, we closed twenty restaurants. We currently anticipate closing 20 to 25 restaurants in 2018, excluding any restaurants being relocated within their trade area, at the end of their respective lease term.
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
Reversal of Valuation Allowance on Deferred Income Tax Assets and the effect of other Tax law changes
We perform an assessment of positive and negative evidence regarding the realization of our net deferred income tax assets as required by ASC 740. For the year ended January 3, 2016, we determined that a valuation allowance was needed for all of our net deferred income tax assets, based on the required weight of positive and negative evidence under ASC 740, including consideration of our three-year cumulative losses at that time.
During the year ended January 1, 2017, we evaluated both positive and negative evidence to consider the reversal of the valuation allowance on our net deferred income tax assets and determined in the fourth quarter of fiscal 2016 that there was sufficient positive objective evidence to conclude that it is more likely than not our deferred income tax assets are realizable. As a result, in the fourth quarter of 2016 we recorded a $30.4 million income tax benefit to release the full valuation allowance against our net deferred income tax assets and to record an income tax provision for all of 2016 of $2.3 million.
The Tax Cuts and Jobs Act of 2017, which we refer to as the "Act", was enacted on December 22, 2017. The Act made significant changes to the Federal tax code, including a reduction in the Federal income tax statutory rate from 35% to 21%. We recorded a $0.8 million discrete tax benefit in the fourth quarter to remeasure our net deferred taxes due to the lowering of the Federal income tax statutory rate to 21%.
Effect of Minimum Wage Increases
Certain of the states and municipalities in which we operate have increased their minimum wage rates for 2018 and in many cases have also approved additional increases for future periods. Most notably, New York State has increased the minimum wage applicable to our business to $11.75 an hour in 2018 (from $10.75 per hour in 2017 and $9.75 an hour in 2016) with subsequent annual increases reaching $15.00 an hour by July 1, 2021. Starting in 2015 we have been receiving New York State minimum wage tax credits totaling approximately $500,000 per year that partially offset these additional labor costs. We had 128 restaurants in New York State at December 31, 2017. We typically attempt to offset the effects of wage inflation, at least in part, through periodic menu price increases. However, no assurance can be given that we will be able to offset these wage increases in the future.
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
Results of Operations
Fiscal 2017 compared to Fiscal 2016 and to Fiscal 2015
The following table highlights the key components of sales for the years ended December 31, 2017, January 1, 2017, and January 3, 2016:

	Year ended
	December 31, 2017	January 1, 2017	January 1, 2016
	(in thousands of dollars)
Restaurant Sales:
Legacy restaurants	$878,230	$844,580	$846,058
Acquired restaurants	210,302	99,003	12,946
Total	$1,088,532	$943,583	$859,004

Change in Comparable Restaurant Sales %	5.2%	2.3%	7.4%
Legacy restaurants	5.1%	2.3%	7.4%
Acquired restaurants (1)	5.8%	4.3%	N/A
(1) Acquired restaurants are included in comparable restaurant sales after they are owned for twelve months.
The following table sets forth the number of stores in operation at the end of 2017, 2016 and 2015:

	Year Ended
	December 31, 2017	January 1, 2017	January 3, 2016
Operating at beginning of year	753	705	674
New restaurants opened	11	4	—
Acquired	64	56	55
Closed (including relocations)	(21)	(12)	(23)
Sold	—	—	(1)
Operating at end of year	807	753	705
Restaurant Sales. Total restaurant sales in 2017 increased 15.4% to $1,088.5 million from $943.6 million in 2016. Comparable restaurant sales increased 5.2% due to an increase in average check of 4.0% and an increase in customer traffic of 1.2%. The effect of menu price increases in 2017 was approximately 2.3%. Sales from the acquired restaurants were $210.3 million in 2017.
Restaurant sales in 2016 increased 9.8% and included a comparable restaurant sales increase of 2.3% driven by an increase in average check of 2.6% offset by a decrease in customer traffic of 0.3% and sales from the acquired restaurants of $99.0 million. This increase was partially offset by sales from the 53rd week of 2015 of $16.0 million. The effect of menu price increases in 2016 was approximately 2.4%. Comparable restaurant sales in 2015 (on a comparable 52 week basis) increased 7.4%.
The following table sets forth, for the years ended December 31, 2017, January 1, 2017, and January 3, 2016 selected operating results as a percentage of total restaurant sales:

	Year Ended
	December 31, 2017	January 1, 2017	January 3, 2016
Costs and expenses (all restaurants):
Cost of sales	28.0%	26.5%	28.0%
Restaurant wages and related expenses	32.2%	31.6%	31.2%
Restaurant rent expense	7.0%	6.9%	6.8%
Other restaurant operating expenses	15.3%	15.8%	15.8%
Advertising expense	4.1%	4.4%	3.8%
General and administrative expenses	5.5%	5.8%	5.9%
Operating Costs and Expenses (percentages stated as a percentage of total restaurant sales unless otherwise noted). Cost of sales increased to 28.0% in 2017 from 26.5% in 2016 due primarily to higher commodity costs (1.1%), which included a 9.4% increase in beef prices compared to the prior year, higher promotional discounting (0.6%), and the negative impact of changes in product mix offset in part by the effect of menu price increases (0.7%) and the continued improvement in restaurant-level food and cash controls at our acquired restaurants.
Cost of sales decreased to 26.5% in 2016 from 28.0% in 2015 due primarily to lower commodity costs (1.1%), which included a 14.0% decrease in beef prices in 2016 compared to 2015, the effect of menu price increases (0.7%) and the continued improvement in restaurant-level food and cash controls at our acquired restaurants, partially offset by higher promotional discounting.
Restaurant wages and related expenses increased to 32.2% in 2017 from 31.6% in 2016 due to higher hourly labor rates. The increase in restaurant wages and related expenses to 31.6% in 2016 from 31.2% in 2015 was due primarily to increased hourly labor rates partially offset by lower restaurant-level incentive bonus accruals (0.2%).
Restaurant rent expense increased slightly to 7.0% in 2017 from 6.9% in 2016 primarily due to incremental rent from sale-leaseback transactions completed in 2016 offset partially by leveraging of the rent on the sales increases. Restaurant rent expense increased slightly to 6.9% in 2016 from 6.8% in 2015 due to lower amortization of deferred gains on sale-leaseback transactions.
Other restaurant operating expenses decreased to 15.3% in 2017 from 15.8% in both 2016 and 2015. This reduction is due primarily to leveraging of our fixed operating costs, including utilities and repair and maintenance expense, on higher sales volumes.
Advertising expense decreased to 4.1% in 2017 from 4.4% in 2016 due to a reduction of local advertising spending in certain of our markets in 2017 from the prior year. Advertising expense increased to 4.4% in 2016 from 3.8% in 2015 due primarily to the expiration of advertising credits at the end of 2015 that were associated with 2012 BKC restaurant equipment initiatives and an increase in local advertising in certain of our markets.
Restaurant-Level EBITDA. As a result of the factors above and the acquisition of 175 restaurants since the beginning of 2015, Restaurant-Level EBITDA increased 4.2% to $146.5 million in 2017 compared to $140.6 million in 2016 and $124.5 million in 2015. For a reconciliation between income from operations to Restaurant-Level EBITDA see page 42.

	Year ended
	December 31, 2017	% (1)	January 1, 2017	% (1)	January 3, 2016	% (1)
	(in thousands of dollars)
Restaurant-Level EBITDA and Margin:
Legacy restaurants	$121,487	13.8%	$127,539	15.1%	$122,911	14.5%
Acquired restaurants	24,987	11.9%	13,107	13.2%	1,609	12.4%
Total	$146,474	13.5%	$140,646	14.9%	$124,520	14.5%
(1) Restaurant-Level EBITDA margin is calculated as a percentage of restaurant sales for each respective group of restaurants.
General and Administrative Expenses. General and administrative expenses were $60.3 million in 2017 compared to $55.0 million in 2016, and decreased as a percentage of total restaurant sales, from 5.8% in 2016 to 5.5% in 2017. The increase in total general and administrative expenses during 2017 was driven by additional field management and restaurant manager training costs related to the 2017 and 2016 acquisitions and an increase in stock-based compensation expense of $1.5 million from stock awards granted in 2017. These increases were partially offset by a $1.2 million decrease in incentive compensation accruals based on our operating results in relation to our plan in 2017 versus 2016.
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

Adjusted EBITDA. As a result of the factors above Adjusted EBITDA increased $1.9 million or 2.1% to $91.4 million in 2017 from $89.5 million in 2016. Adjusted EBITDA increased 16.6% in 2016 from $76.7 million in 2015.
For a reconciliation between net income and EBITDA and Adjusted EBITDA see page 42.
Depreciation and Amortization. The increase in depreciation and amortization expense to $54.2 million in 2017 from $47.3 million in 2016 was primarily due to our ongoing restaurant remodeling initiatives and our acquisition of restaurants in 2016 and 2017.
Depreciation and amortization expense increased $7.5 million during 2016 from $39.8 million in 2015 due to our capital spending of $65.8 million on restaurant remodeling in 2016 and depreciation and amortization on the assets acquired in the 2015 and 2016 acquisitions.
Impairment and Other Lease Charges. Impairment and other lease charges were $2.8 million in 2017 and included $0.7 million of capital expenditures at previously impaired restaurants, $1.1 million related to initial impairment charges for five underperforming restaurants, $0.9 million of other lease charges primarily due to four restaurants and an acquired administrative office closed during the period and non-cash losses of $0.1 million associated with the sale-leaseback of one restaurant property.
We recorded impairment and other lease charges during 2016 of $2.4 million including $0.9 million for capital expenditures at previously impaired restaurants, $0.2 million related to initial impairment charges for four underperforming restaurants and non-cash losses of $1.2 million associated with the sale-leaseback of seven restaurant properties.
Other Income and Expense. In 2017, we recorded a net $0.3 million gain primarily related to an insurance recovery from a fire at one restaurant. In 2016, we had a gain of $1.2 million related to insurance recoveries from fires at two restaurants, a gain of $0.5 million related to a settlement for a partial condemnation of one of our operating restaurant properties, and an expense of $1.85 million related to a litigation settlement with our former Chairman and CEO.
Interest Expense. The increase in interest expense to $21.7 million in 2017 from $18.3 million in 2016 is primarily the result of the issuance of an additional $75.0 million principal amount of 8.0% Senior Secured Second Lien Notes due 2022 on June 23, 2017. This increase was offset in part by $0.5 million of bond premium amortization in 2017.
Interest expense decreased to $18.3 million in 2016 from $18.6 million in 2015 primarily due to a reduction in our weighted average interest rate in 2016 from the issuance of $200 million of 8% Notes on April 29, 2015, with proceeds partially used to repay all of our $150 million of outstanding 11.25% Notes tendered pursuant to a cash tender offer and redemption.
The weighted average interest rate on our long-term debt, excluding lease financing obligations, was 7.7% in 2017, 7.9% in 2016 and 8.9% in 2015.
Income Taxes. The effective tax rate for 2017, excluding discrete items, was 8.2% and is lower than the statutory rate due to the effect of fixed tax credits relative to our 2017 pretax income as the benefits of these credits are not directly related to the amount of pretax income reported in the period. We also recorded a $0.8 million discrete tax benefit in the fourth quarter to remeasure our net deferred taxes due to the lowering of the Federal statutory income tax rate to 21% under the Tax Cuts and Jobs Act.
In 2016, we reversed the valuation allowance on all of our net deferred income tax assets resulting in a tax benefit of $30.4 million. Excluding the valuation allowance reversal, we recorded a provision for income taxes in 2016 of $2.3 million. The 2016 effective tax rate of 13.2%, exclusive of the valuation allowance reversal, is lower than the statutory tax rate primarily due to employment tax credits.
Net Income. As a result of the above, net income was $7.2 million in 2017, or $0.16 per diluted share, compared to net income of $45.5 million in 2016, or $1.01 per diluted share and net income of $4 in 2015, or $0.00 per diluted share.

Reconciliations of net income to EBITDA, Adjusted EBITDA and Adjusted net income and income from operations to Restaurant-Level EBITDA for the years ended December 31, 2017, January 1, 2017, and January 3, 2016 are as follows (in thousands):

	Year Ended
	December 31, 2017	January 1, 2017	January 3, 2016
Reconciliation of EBITDA and Adjusted EBITDA:
Net income	$7,159	$45,472	$4
Provision (benefit) for income taxes	604	(28,085)	—
Interest expense	21,710	18,315	18,569
Depreciation and amortization	54,159	47,295	39,845
EBITDA	83,632	82,997	58,418
Impairment and other lease charges	2,827	2,355	3,078
Acquisition costs (1)	1,793	1,853	1,168
Gains on partial condemnation and fires (2)	(362)	(1,603)	—
Litigation settlement (3)	—	1,850	—
Stock compensation expense	3,518	2,053	1,438
Loss on extinguishment of debt	—	—	12,635
Adjusted EBITDA	$91,408	$89,505	$76,737

Reconciliation of Restaurant-Level EBITDA:
Income from operations	$29,473	$35,702	$31,208
Add:
General and administrative expenses	60,348	54,956	50,515
Depreciation and amortization	54,159	47,295	39,845
Impairment and other lease charges	2,827	2,355	3,078
Other expense (income)	(333)	338	(126)
Restaurant-Level EBITDA	$146,474	$140,646	$124,520

Reconciliation of Adjusted net income:
Net income	$7,159	$45,472	$4
Add:
Loss on extinguishment of debt	—	—	12,635
Impairment and other lease charges	2,827	2,355	3,078
Acquisition costs (1)	1,793	1,853	1,168
Gains on partial condemnation and fires (2)	(362)	(1,603)	—
Litigation settlement (3)	—	1,850	—
Income tax effect on above adjustments (4)	(1,618)	(1,693)	(6,415)
Adjust income tax benefit from deferred tax adjustments (5)	(762)	(30,374)	2,959
Adjusted net income	$9,037	$17,860	$13,429
Adjusted diluted net income per share (6)	$0.20	$0.40	$0.30

(1)
Acquisition costs included in general and administrative expense primarily include legal and professional fees incurred in connection with restaurant acquisitions, and in 2017, certain payroll and other costs associated with the wind-down of the corporate headquarters from the acquisition of Republic Foods, Inc.

(2)
The year ended December 31, 2017 includes a gain of $0.4 million related to an insurance recovery from a fire at one of our restaurants. The year ended January 1, 2017 includes gains of $1.2 million related to insurance recoveries from fires at two of our restaurants and a gain of $0.5 million related to a settlement for a partial condemnation on one of our operating restaurant properties.

(3)	Includes an expense of $1.85 million related to a litigation settlement.

(4)	The income tax effect related to the adjustments (other than the deferred income tax adjustment) was calculated using an effective income tax rate of 38%.

(5)
The provision (benefit) for income taxes in 2017 reflects a $0.8 million discrete tax benefit recorded in the fourth quarter to to remeasure our net deferred taxes due to the lowering of the Federal income tax rate to 21% under the Tax Cuts and Jobs Act signed into law in the fourth quarter of 2017. The benefit for income taxes in 2016 reflects a $30.4 million income tax benefit recorded in the fourth quarter of 2016 to reverse the previously recorded valuation allowance on net deferred income tax assets as well as the full year deferred income tax provision of $2.3 million which was recorded in the fourth quarter of 2016. For comparability, when presenting 2016 Adjusted net income, the provision (benefit) for income taxes for each respective period is adjusted as if such valuation allowance had been reversed prior to 2016.

(6)	Adjusted diluted net income per share is calculated based on Adjusted net income and the diluted weighted average common shares outstanding for the respective periods.
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
Interest payments under our debt obligations, capital expenditures, including our remodeling and new restaurant development initiatives in 2018, payments of royalties and advertising to BKC and payments related to our lease obligations represent significant liquidity requirements for us as well as any discretionary expenditures for the acquisition of additional Burger King restaurants. We believe cash generated from our operations, our cash balances and availability of revolving credit borrowings under our amended senior credit facility will provide sufficient cash availability to cover our anticipated working capital needs, capital expenditures and debt service requirements for the next twelve months.
Operating activities. Net cash provided from operating activities for the years ended December 31, 2017, January 1, 2017 and January 3, 2016 was $72.8 million, $62.3 million and $70.7 million, respectively. Net cash provided by operating activities in 2017 increased by $10.5 million compared to 2016 due primarily to a increase in cash from the changes in the components of working capital of $10.3 million.
Net cash provided from operating activities in 2016 decreased by $8.4 million compared to 2015 due primarily to a decrease in cash from the changes in the components of working capital of $20.3 million partially offset by an increase in Adjusted EBITDA of $12.8 million.
Investing activities. Net cash used for investing activities from continuing operations for the years ended December 31, 2017, January 1, 2017 and January 3, 2016 was $108.1 million, $96.2 million and $103.4 million, respectively. Net cash used for investing activities increased $11.9 million during 2017 compared to 2016, primarily due to lower proceeds from sale-leaseback transactions of $49.3 million offset by a reduction in capital expenditures of $20.6 million, $10.2 million less acquisition spending and $7.6 million less spending on the purchase of existing restaurants for future sale-leaseback. Net cash used for investing activities decreased $7.2 million during 2016 compared to 2015 primarily due to a $44.5 million increase in proceeds from sale-leaseback transactions and lower acquisition spending partially offset by higher capital expenditures of $37.2 million.

Capital expenditures are a large component of our investing activities and include: (1) new restaurant development, which may include the purchase of real estate; (2) restaurant remodeling, which includes the renovation or rebuilding of the interior and exterior of our existing restaurants including expenses associated with our franchise agreement renewals and certain restaurants that we acquire; (3) other restaurant capital expenditures, which include capital maintenance expenditures for the ongoing reinvestment and enhancement of our restaurants, and from time to time, to support BKC’s initiatives; and (4) corporate and restaurant information systems, including expenditures for our point-of-sale software for restaurants that we acquire.
The following table sets forth our capital expenditures for the periods presented (dollar amounts in thousands):

Year Ended December 31, 2017:
New restaurant development	$14,759
Restaurant remodeling	33,504
Other restaurant capital expenditures	18,926
Corporate and restaurant information systems	6,327
Total capital expenditures	$73,516
Number of new restaurant openings including relocations	11
Year Ended January 1, 2017:
New restaurant development	$8,228
Restaurant remodeling	65,767
Other restaurant capital expenditures	15,168
Corporate and restaurant information systems	4,936
Total capital expenditures	$94,099
Number of new restaurant openings including relocations	4
Year Ended January 3, 2016:
New restaurant development	$574
Restaurant remodeling	41,582
Other restaurant capital expenditures	10,772
Corporate and restaurant information systems	3,920
Total capital expenditures	$56,848
Number of new restaurant openings including relocations	1
As discussed above, in 2017, we acquired 64 restaurants in three transactions for a total cash purchase price of $37.9 million. In 2016, we acquired 56 restaurants in seven transactions for a total cash purchase price of $48.1 million and in 2015 we acquired 55 restaurants in eight transactions for total cash purchase price of $52.8 million.
Investing activities also included sale-leaseback transactions related to our restaurant properties, primarily related to fee-owned properties acquired in restaurant acquisitions, the net proceeds from which were $4.3 million in 2017, $53.6 million in 2016 and $9.1 million in 2015. The net proceeds from these sales in 2016 were used to fund our remodeling initiatives, acquisition of restaurants and other cash requirements.
We also had expenditures related to the purchase of restaurant properties to be sold in sale-leaseback transactions of $1.4 million in 2017, $9.0 million in 2016 and $3.5 million in 2015.
Financing activities. Net cash provided from financing activities in 2017 was $62.7 million due primarily to the proceeds of $79.9 million from the issuance of the additional $75.0 million principal amount of 8% Notes at a premium offset by the net repayment of revolving credit borrowings of $13.5 million and principal payments on capital leases of $1.2 million.
Net cash provided from financing activities in 2016 was $13.7 million due primarily to net revolving credit borrowings of $13.5 million in 2016.
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
The indenture governing the 8% Notes includes certain covenants, including limitations and restrictions on our and our subsidiaries who are guarantors under such indenture to, among other things: incur indebtedness or issue preferred stock; incur liens; pay dividends or make distributions in respect of capital stock or make certain other restricted payments or investments; sell assets; agree to payment restrictions affecting certain subsidiaries; enter into transaction with affiliates; or merge, consolidate or sell substantially all of our assets. We were in compliance as of December 31, 2017 with the restrictive covenants of the indenture governing the 8% Notes.
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
Senior Credit Facility. On May 30, 2012, we entered into a senior credit facility, which was most recently amended on June 20, 2017 to increase the permitted indebtedness of our second lien notes to a principal amount not to exceed $300.0 million in order to provide for the additional $75 million principal amount of the 8% Notes issued on June 23, 2017. On January 13, 2017, we entered into an amendment to our senior credit facility to, among other things, increase the maximum revolving credit borrowings to $73.0 million (including $20.0 million available for letters of credit). The amended senior credit facility also provides for potential incremental borrowing increases of up to $25.0 million, in the aggregate, and will mature on February 12, 2021.
At December 31, 2017 there were no revolving credit borrowings outstanding and $12.8 million of letters of credit were issued under the amended senior credit facility. After reserving for issued letters of credit, $60.2 million was available for revolving credit borrowings under the amended senior credit facility at December 31, 2017.
Borrowings under the amended senior credit facility bear interest at a rate per annum, at our option, based on (all terms as defined in our amended senior credit facility):
(i) the Alternate Base Rate plus the applicable margin of 1.75% to 2.75% based on the our Adjusted Leverage Ratio, or
(ii) the LIBOR Rate plus the applicable margin of 2.75% to 3.75% based on the our Adjusted Leverage Ratio.
At December 31, 2017, our Alternate Base Rate margin was 1.75% and our LIBOR Rate margin was 2.75% based on our Adjusted Leverage Ratio.
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
The amended senior credit facility contains certain covenants, including without limitation, those limiting our and our subsidiaries' ability to, among other things, incur indebtedness, incur liens, sell or acquire assets or businesses, change the character of its business in all material respects, engage in transactions with related parties, make certain investments, make certain restricted payments or pay dividends. In addition, the amended senior credit facility requires us to meet certain financial ratios, including a Fixed Charge Coverage Ratio, Adjusted Leverage Ratio and First Lien Leverage Ratio (all as defined under the amended senior credit facility). We were in compliance with the covenants under our senior credit facility at December 31, 2017.
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
Contractual Obligations
The following table summarizes our contractual obligations and commitments as of December 31, 2017 (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Long-term debt obligations, including interest (1)	$374,000	$22,000	$44,000	$308,000	$—
Capital lease obligations, including interest (2)	6,447	2,166	3,592	506	183
Operating lease obligations (3)	931,670	68,336	132,916	129,517	600,901
Lease financing obligations, including interest (4)	1,774	106	216	221	1,231
Total contractual obligations	$1,313,891	$92,608	$180,724	$438,244	$602,315

(1)	Our long term debt at December 31, 2017 included $275.0 million of 8% Notes. Total interest payments on our Notes of $99.0 million for all years presented are included at the coupon rate of 8%.

(2)	Includes total interest of $0.8 million for all years presented.

(3)
Represents the aggregate minimum lease payments under operating leases. Many of our leases also require contingent rent based on a percentage of sales in addition to the minimum base rent and require expenses incidental to the use of the property all of which have been excluded from this table.

(4)	Includes total interest of $0.6 million for all years presented.
We have not included obligations under our postretirement medical benefit plans in the contractual obligations table as our postretirement plan is not required to be funded in advance, but is funded as retiree medical claims are paid. Also excluded from the contractual obligations table are payments we may make for workers' compensation, general liability and employee healthcare claims for which we pay all claims, subject to annual stop-loss limitations both for individual claims and claims in the aggregate. The majority of our recorded liabilities related to self-insured employee health and insurance plans represent estimated reserves for incurred claims that have yet to be filed or settled. The total of these liabilities was $8.0 million at December 31, 2017.
Future restaurant remodeling obligations to BKC have also been excluded from the table above as well as contractual obligations related to royalties and advertising payable to BKC.
Long-Term Debt Obligations. Refer to Note 8 of our consolidated financial statements for details of our long-term debt.
Lease Guarantees. Fiesta Restaurant Group, Inc. ("Fiesta"), our former wholly-owned subsidiary, was spun-off in 2012 to our stockholders. As of December 31, 2017, we are a guarantor under 27 Fiesta restaurant property leases, with lease terms expiring on various dates through 2030, and we are the primary lessee on five Fiesta restaurant property leases, which we sublease to Fiesta. We are fully liable for all obligations under the terms of the leases in the event that Fiesta fails to pay any sums due under the lease, subject to indemnification provisions of the separation and distribution agreement entered into in connection with the spin-off.
The maximum potential liability for future rental payments we could be required to make under these leases at December 31, 2017 was $20.3 million. The obligations under these leases will generally continue to decrease over time as these operating leases expire. No payments have been made to date and none are expected to be required to be made in the future. We have not recorded a liability for those guarantees in accordance with ASC 460 - Guarantees as Fiesta has indemnified us for all such obligations and we did not believe it was probable we would be required to perform under any of the guarantees or direct obligations.
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
Insurance Liabilities. The amount of liability we record for claims related to insurance requires us to make judgments about the amount of expenses that will ultimately be incurred. We are insured for certain losses related to workers’ compensation, general liability and medical insurance claims under policies where we pay all claims, subject to annual stop-loss insurance limitations both for individual claims and claims in the aggregate. We record insurance liabilities based on historical trends, which are continually monitored, and adjust accruals as warranted by changing circumstances. Since there are estimates and assumptions inherent in recording these insurance liabilities, including the ability to estimate the future development of incurred claims based on historical claims experience and loss reserves, current claim data, and the severity of the claims, differences between actual future events and prior estimates and assumptions could result in adjustments to these liabilities. As of December 31, 2017, we had $8.0 million accrued for these insurance claims.
Impairment of Long-lived Assets. We assess the potential impairment of long-lived assets, principally property and equipment, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We determine if there is an impairment by comparing the carrying amount of the asset to the future undiscounted cash flows expected to be generated by our restaurants. If assets are determined to be impaired, the impairment charge is measured by calculating the amount by which the asset's carrying amount exceeds its fair value. In determining future cash flows, significant estimates are made by us with respect to future operating results of each restaurant over its remaining lease term, including sales trends, labor rates, commodity costs and other operating cost assumptions which can be impacted by changes in the business or economic conditions. Our fair value estimates are also subject to a high degree of judgment, including our ability to sell the related assets and changing market conditions. Should actual cash flows and our future estimates vary from those estimates used, we may be required to record impairment charges for these assets in the future.
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
Valuation of Deferred Income Tax Assets. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to the years in which those differences are expected to be recovered or settled. Deferred tax assets are recognized to the extent we believe these assets will more likely than not be realized. In evaluating the realizability of our net deferred tax assets, we perform an assessment of positive and negative evidence, as required by ASC 740. Under ASC 740, the weight given to negative and positive evidence is commensurate only to the extent that such evidence can be objectively verified. ASC 740 also prescribes that objective historical evidence be given greater weight than subjective evidence, including our forecasts of future taxable income, which include assumptions that cannot be objectively verified. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income as of both December 31, 2017 and January 1, 2017. Based on our evaluation of positive evidence in 2016 we reversed the valuation allowance previously established on all of our net deferred income tax assets. We will continue to monitor and evaluate the positive and negative evidence considered in arriving at the above conclusion, in order to assess whether such conclusion remains appropriate in future periods.
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are exposed to market risk associated with fluctuations in interest rates, primarily limited to revolving credit borrowings under our amended senior credit facility. However, at December 31, 2017, we had no outstanding borrowings under our amended senior credit facility. A 1% change in interest rates would have resulted in a $0.1 million change to interest expense for the year ended December 31, 2017.
Borrowings under the senior credit facility bear interest at a rate per annum, at our option, based on (all terms as defined in our amended senior credit facility):
(i) the Alternate Base Rate plus the applicable margin of 1.75% to 2.75% based on our Adjusted Leverage Ratio, or
(ii) the LIBOR Rate plus the applicable margin of 2.75% to 3.75% based on our Adjusted Leverage Ratio.
At December 31, 2017 our Alternate Base Rate margin was 1.75% and our LIBOR Rate margin was 2.75%.
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
Evaluation of Disclosure Controls and Procedures. We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2017.

Changes in Internal Control over Financial Reporting. No changes occurred in our internal control over financial reporting during the fourth quarter of 2017 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2017 based on the criteria set forth in a report entitled Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, we have concluded that, as of December 31, 2017, our internal control over financial reporting was effective based on those criteria.
Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on the effectiveness of our internal control over financial reporting and their report is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Carrols Restaurant Group, Inc.
Syracuse, New York

We have audited the internal control over financial reporting of Carrols Restaurant Group, Inc. and subsidiary (the "Company") as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and consolidated financial statement schedule as of and for the year ended December 31, 2017 of the Company and our report dated March 12, 2018 expressed an unqualified opinion on those consolidated financial statements and consolidated financial statement schedule.

/s/ Deloitte & Touche LLP

Rochester, New York
March 12, 2018

ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Incorporated by reference from our Definitive Proxy Statement to be filed in connection with the 2018 Annual Meeting of Stockholders.
We have adopted a written code of ethics applicable to our directors, officers and employees in accordance with the rules of The NASDAQ Stock Market and the SEC. We make our code of ethics available free of charge through our internet website, www.carrols.com. We will disclose on our website amendments to or waivers from our code of ethics in accordance with all applicable laws and regulations.
ITEM 11. EXECUTIVE COMPENSATION
Incorporated by reference from our Definitive Proxy Statement to be filed in connection with the 2018 Annual Meeting of Stockholders.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated by reference from our Definitive Proxy Statement to be filed in connection with the 2018 Annual Meeting of Stockholders.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated by reference from our Definitive Proxy Statement to be filed in connection with the 2018 Annual Meeting of Stockholders.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Incorporated by reference from our Definitive Proxy Statement to be filed in connection with the 2018 Annual Meeting of Stockholders.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a) (1) Financial Statements - Carrols Restaurant Group, Inc. and Subsidiary

(a) (2) Financial Statement Schedule

Schedule	Description	Page

II	Valuation and Qualifying Accounts	F- 30
Schedules other than those listed are omitted for the reason that they are not required, not applicable, or the required information is shown in the financial statements or notes thereto.
(a) (3) Exhibits
EXHIBIT INDEX

Exhibit
Number	Description
2.1
Asset Purchase Agreement, dated as of March 26, 2012, among Carrols Restaurant Group, Inc., Carrols LLC and Burger King Corporation (incorporated by reference to Exhibit 2.1 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on March 28, 2012)

3.1
Form of Restated Certificate of Incorporation of Carrols Restaurant Group, Inc. (incorporated by reference to Exhibit 3.1 to Carrols Restaurant Group Inc.'s Registration Statement on Form S-1, as amended (Registration No. 333-137524))

3.2
Certificate of Amendment to Restated Certificate of Incorporation of Carrols Restaurant Group, Inc. (incorporated by reference to Exhibit 3.1 to Carrols Restaurant Group, Inc.'s Quarterly Report on Form 10-Q filed on August 9, 2017)

3.3
Form of Amended and Restated Bylaws of Carrols Restaurant Group, Inc. (incorporated by reference to Exhibit 3.2 to Carrols Restaurant Group Inc.'s Registration Statement on Form S-1, as amended (Registration No. 333-137524)

3.4
Amendment to Carrols Restaurant Group, Inc. Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on January 6, 2012)

3.5
Second Amendment to Amended and Restated Bylaws of Carrols Restaurant Group, Inc. (incorporated by reference to Exhibit 3.2 to Carrols Restaurant Group, Inc.'s Quarterly Report on Form 10-Q filed on August 9, 2017)

3.6
Carrols Restaurant Group, Inc. Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on June 1, 2012)

4.1
Form of Registration Agreement by and among Carrols Restaurant Group, Inc., Atlantic Restaurants, Inc., Madison Dearborn Capital Partners, L.P., Madison Dearborn Capital Partners II, L.P., Alan Vituli, Daniel T. Accordino and Joseph A. Zirkman (incorporated by reference to Exhibit 10.24 to Carrols Corporation's 1996 Annual Report on Form 10-K)

Exhibit
Number	Description
4.2	Form of Stock Certificate for Common Stock (incorporated by reference to Exhibit 4.1 to Carrols Restaurant Group, Inc.'s Quarterly Report on Form 10-Q filed on May 10, 2012)
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

4.5	Form of 8% Senior Secured Second Lien Notes due 2022 (incorporated by reference to Exhibit 4.8)
4.6
Registration Rights Agreement, dated as of April 29, 2015, among Carrols Restaurant Group, Inc., the guarantors named therein and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 4.3 to Carrols Restaurant Group, Inc.'s Quarterly Report on Form 10-Q filed on May 6, 2015)

4.7
Registration Rights Agreement, dated as of June 23, 2017, among Carrols Restaurant Group, Inc., the guarantors named therein and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 10.2 to Carrols Restaurant Group, Inc.'s Quarterly Report on Form 10-Q filed on August 9, 2017)

4.8
Supplemental Indenture, dated as of July 6, 2017, among Carrols Restaurant Group, Inc., Republic Foods, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 10.3 to Carrols Restaurant Group, Inc.'s Quarterly Report on Form 10-Q filed on August 9, 2017)

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

Exhibit
Number	Description
10.27
Second Amendment to Credit Agreement and First Amendment to Security Agreement, dated as of April 29, 2015, among Carrols Restaurant Group, Inc., the guarantors named therein, the lenders named therein and Wells Fargo Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to Carrols Restaurant Group, Inc.'s Quarterly Report on Form 10-Q filed on May 6, 2015)

10.28
Third Amendment to Credit Agreement dated as of February 12, 2016 among Carrols Restaurant Group, Inc., the guarantors named therein, the lenders named therein and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on February 17, 2016)

10.29
Second Amendment to Operating Agreement dated as of December 17, 2015 between Carrols LLC and Burger King Corporation # (incorporated by reference to Exhibit 10.29 to Carrols Restaurant Group, Inc.'s Annual Report on Form 10-K filed on March 9, 2016)

10.30
Fourth Amendment to Credit Agreement dated as of January 13, 2017 among Carrols Restaurant Group, Inc., the guarantors named therein, the lenders named therein and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on January 20, 2017)

10.31
Fifth Amendment to Credit Agreement dated as of June 20, 2017 among Carrols Restaurant Group, Inc., the guarantors named therein, the lenders named therein and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to Carrols Restaurant Group, Inc.'s Quarterly Report on Form 10-Q filed on August 9, 2017)

14.1
Carrols Restaurant Group, Inc. and Carrols Corporation Code of Ethics (incorporated by reference to Exhibit 14.1 to Carrols Restaurant Group Inc.’s and Carrols Corporation’s 2006 Annual Report on Form 10-K)

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
Syracuse, New York

We have audited the accompanying consolidated balance sheets of Carrols Restaurant Group, Inc. and subsidiary (the "Company") as of December 31, 2017 and January 1, 2017, and the related consolidated statements of comprehensive income (loss), changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2017. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15(a)2. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and consolidated financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and January 1, 2017, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2017, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2018 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Rochester, New York
March 12, 2018

CARROLS RESTAURANT GROUP, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2017 AND JANUARY 1, 2017
(In thousands of dollars, except share and per share amounts)

	December 31, 2017	January 1, 2017
ASSETS
Current assets:
Cash	$29,412	$2,002
Trade and other receivables	9,420	7,623
Inventories	9,373	7,761
Prepaid rent	5,134	4,665
Prepaid expenses and other current assets	6,622	7,465
Refundable income taxes	54	153
Total current assets	60,015	29,669
Property and equipment, net (Note 3)	274,098	247,847
Franchise rights, net (Note 4)	152,028	134,153
Goodwill (Note 4)	36,792	22,869
Franchise agreements, at cost less accumulated amortization of $11,028 and $9,734, respectively	23,192	19,591
Favorable leases, net (Note 4)	5,862	5,441
Deferred income taxes (Note 10)	27,647	28,841
Other assets	1,880	1,744
Total assets	$581,514	$490,155
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt (Note 8)	$1,808	$1,616
Accounts payable	29,245	22,445
Accrued interest	3,672	2,676
Accrued payroll, related taxes and benefits	26,635	26,029
Accrued real estate taxes	5,269	5,202
Other liabilities	12,900	10,932
Total current liabilities	79,529	68,900
Long-term debt, net of current portion and deferred financing costs (Note 8)	278,519	215,108
Lease financing obligations	1,196	2,938
Deferred income—sale-leaseback of real estate (Note 7)	11,451	12,271
Accrued postretirement benefits (Note 17)	4,838	4,566
Unfavorable leases, net (Note 4)	13,111	11,686
Other liabilities (Note 6)	23,810	20,030
Total liabilities	412,454	335,499
Commitments and contingencies (Note 14)
Stockholders’ equity (Note 12):
Preferred stock, par value $.01; authorized 20,000,000 shares, issued and outstanding—100 shares	—	—
Voting common stock, par value $.01; authorized—100,000,000 shares, issued—36,158,711 and 35,835,800 shares, respectively, and outstanding—35,436,252, and 35,258,579 shares, respectively	354	353
Additional paid-in capital	144,650	141,133
Retained earnings	25,407	14,514
Accumulated other comprehensive loss (Note 17)	(1,210)	(1,203)
Treasury stock, at cost	(141)	(141)
Total stockholders’ equity	169,060	154,656
Total liabilities and stockholders’ equity	$581,514	$490,155

The accompanying notes are an integral part of these consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2017, JANUARY 1, 2017 AND JANUARY 3, 2016
(In thousands of dollars, except share and per share amounts)

	December 31, 2017	January 1, 2017	January 3, 2016
Restaurant sales	$1,088,532	$943,583	$859,004
Costs and expenses:
Cost of sales	304,593	250,112	240,322
Restaurant wages and related expenses	350,054	297,766	267,950
Restaurant rent expense (Note 7)	75,948	64,814	58,096
Other restaurant operating expenses	166,786	148,946	135,874
Advertising expense	44,677	41,299	32,242
General and administrative (including stock-based compensation expense of $3,518, $2,053, and $1,438, respectively)	60,348	54,956	50,515
Depreciation and amortization	54,159	47,295	39,845
Impairment and other lease charges (Note 5)	2,827	2,355	3,078
Other expense (income) (Notes 9 and 14)	(333)	338	(126)
Total operating expenses	1,059,059	907,881	827,796
Income from operations	29,473	35,702	31,208
Interest expense	21,710	18,315	18,569
Loss on extinguishment of debt (Note 8)	—	—	12,635
Income before income taxes	7,763	17,387	4
Provision (benefit) for income taxes (Note 10)	604	(28,085)	—
Net income	$7,159	$45,472	$4
Basic and diluted net income per share (Note 13):	$0.16	$1.01	$0.00
Shares used in computing net income per share:
Basic weighted average common shares outstanding	35,416,531	35,178,329	34,958,847
Diluted weighted average common shares outstanding	44,976,514	44,851,345	44,623,251
Comprehensive income, net of tax:
Net income	$7,159	$45,472	$4
Other comprehensive income (loss)	(7)	(868)	22
Comprehensive income	$7,152	$44,604	$26

The accompanying notes are an integral part of these consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2017, JANUARY 1, 2017 AND JANUARY 3, 2016
(In thousands of dollars, except share and per share amounts)

					Retained	Accumulated
				Additional	Earnings	Other		Total
	Common Stock		Preferred	Paid-In	(Accumulated	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Stock	Capital	Deficit)	Income (Loss)	Stock	Equity
Balance at December 28, 2014	34,827,240	$348	$—	$137,647	$(30,962)	$(357)	$(141)	$106,535
Stock-based compensation	—	—	—	1,438	—	—	—	1,438
Vesting of non-vested shares and excess tax benefits	212,650	2	—	(2)	—	—	—	—
Net income	—	—	—	—	4	—	—	4
Change in postretirement benefit obligations (Note 17)	—	—	—	—	—	22	—	22
Balance at January 3, 2016	35,039,890	350	—	139,083	(30,958)	(335)	(141)	107,999
Stock-based compensation	—	—	—	2,053	—	—	—	2,053
Vesting of non-vested shares and excess tax benefits	218,689	3	—	(3)	—	—	—	—
Net income	—	—	—	—	45,472	—	—	45,472
Change in postretirement benefit obligations, net of tax benefit of $541 (Note 17)	—	—	—	—	—	(868)	—	(868)
Balance at January 1, 2017	35,258,579	353	—	141,133	14,514	(1,203)	(141)	154,656
Cumulative-effect adjustment from adoption of ASU 2016-09	—	—	—	—	3,734	—	—	3,734
Stock-based compensation	—	—	—	3,518	—	—	—	3,518
Vesting of non-vested shares and excess tax benefits	177,673	1	—	(1)	—	—	—	—
Net income	—	—	—	—	7,159	—	—	7,159
Change in postretirement benefit obligations, net of tax benefit of $4 (Note 17)	—	—	—	—	—	(7)	—	(7)
Balance at December 31, 2017	35,436,252	$354	$—	$144,650	$25,407	$(1,210)	$(141)	$169,060

The accompanying notes are an integral part of these consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMER 31, 2017, JANUARY 1, 2017 AND JANUARY 3, 2016
(In thousands of dollars)

	December 31, 2017	January 1, 2017	January 3, 2016
Cash flows provided from operating activities:
Net income	$7,159	$45,472	$4
Adjustments to reconcile net income (loss) to net cash provided from operating activities:
Loss (gain) on disposals of property and equipment	521	(549)	364
Stock-based compensation	3,518	2,053	1,438
Impairment and other lease charges	2,827	2,355	3,078
Depreciation and amortization	54,159	47,295	39,845
Amortization of deferred financing costs	1,035	791	874
Amortization of bond premium	(459)	—	—
Amortization of deferred gains from sale-leaseback transactions	(1,626)	(1,788)	(2,535)
Deferred income taxes	574	(28,085)	—
Loss on extinguishment of debt	—	—	12,635
Changes in other operating assets and liabilities:
Refundable income taxes	99	(153)	2,416
Trade and other receivables	(1,310)	(1,462)	(2,127)
Accounts payable	3,084	1,686	2,054
Accrued interest	996	4	502
Accrued payroll, related taxes and benefits	336	(1,553)	10,261
Other	1,870	(3,778)	1,893
Net cash provided from operating activities	72,783	62,288	70,702
Cash flows used for investing activities:
Capital expenditures:
New restaurant development	(14,759)	(8,228)	(574)
Restaurant remodeling	(33,504)	(65,767)	(41,582)
Other restaurant capital expenditures	(18,926)	(15,168)	(10,772)
Corporate and restaurant information systems	(6,327)	(4,936)	(3,920)
Total capital expenditures	(73,516)	(94,099)	(56,848)
Acquisition of restaurants, net of cash acquired (Note 2)	(37,923)	(48,088)	(52,750)
Proceeds from insurance recoveries	481	1,413	—
Proceeds from sales of other assets	—	—	534
Properties purchased for sale-leaseback	(1,404)	(9,046)	(3,513)
Proceeds from sale-leaseback transactions	4,257	53,599	9,148
Net cash used for investing activities	(108,105)	(96,221)	(103,429)
Cash flows provided from financing activities:
Proceeds from issuance of 8% senior secured second lien notes	79,875	—	200,000
Redemption of 11.25% senior secured second lien notes	—	—	(159,771)
Borrowings under senior credit facility	183,250	129,000	—
Repayments under senior credit facility	(196,750)	(115,500)	—
Principal payments on capital leases	(1,651)	(1,480)	(1,280)
Proceeds from lease financing obligations	—	1,816	—
Financing costs associated with issuance of debt and lease financing obligations	(1,992)	(175)	(5,169)
Net cash provided from financing activities	62,732	13,661	33,780
Net increase (decrease) in cash	27,410	(20,272)	1,053
Cash, beginning of period	2,002	22,274	21,221
Cash, end of period	$29,412	$2,002	$22,274

	December 31, 2017	January 1, 2017	January 3, 2016
Supplemental disclosures:
Interest paid on long-term debt	$20,885	$17,415	$17,088
Interest paid on lease financing obligations	$119	$105	$104
Accruals for capital expenditures	$6,839	$4,032	$3,779
Non-cash reduction of lease financing obligations	$1,744	$—	$—
Income taxes paid (refunded), net	$(63)	$153	$(2,416)
Capital lease obligations acquired or incurred	$316	$583	$615

The accompanying notes are an integral part of these consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2017, JANUARY 1, 2017 AND JANUARY 3, 2016
(In thousands of dollars except share and per share amounts)

1. Basis of Presentation
Business Description. At December 31, 2017 Carrols Restaurant Group, Inc. ("Carrols Restaurant Group") operated, as franchisee, 807 restaurants under the trade name “Burger King®” in 17 Northeastern, Midwestern and Southeastern states.
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
Fiscal Year. The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. The fiscal years ended December 31, 2017 and January 1, 2017 each contained 52 weeks and the fiscal year ended January 3, 2016 contained 53 weeks.
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
Cash and Cash Equivalents. The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. At December 31, 2017, the Company had $27.6 million invested in money market funds.
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

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 31, 2017, JANUARY 1, 2017 AND JANUARY 3, 2016
(In thousands of dollars except share and per share amounts)

incurred without the renewal of the option. Building costs incurred for new restaurants on leased land are depreciated over the lease term, which is generally a period of twenty years.
Business Combinations. In accordance with ASC 805, the Company allocates the purchase price of an acquired business to its identifiable assets and liabilities based on the estimated fair values. The excess of the purchase price over the amount allocated to the assets and liabilities, if any, is recorded as goodwill. The Company uses all available information to estimate fair values of identifiable intangible assets and property acquired. In making these determinations, the Company may engage an independent third party valuation specialist to assist with the valuation of certain leasehold improvements, franchise rights and favorable and unfavorable leases.
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

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 31, 2017, JANUARY 1, 2017 AND JANUARY 3, 2016
(In thousands of dollars except share and per share amounts)

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

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 31, 2017, JANUARY 1, 2017 AND JANUARY 3, 2016
(In thousands of dollars except share and per share amounts)

and Level 3 inputs are unobservable and reflect our own assumptions. Financial instruments include cash and cash equivalents, trade and other receivables, accounts payable and long-term debt. The carrying amounts of cash and cash equivalents, trade and other receivables and accounts payable approximate fair value because of the short-term nature of these financial instruments. The fair value of the Carrols Restaurant Group 8.0% Senior Secured Second Lien Notes due 2022 is based on a recent trading value, which is considered Level 2, and at December 31, 2017 and January 1, 2017 was approximately $290.5 million and $216.5 million, respectively.
Fair value measurements of non-financial assets and non-financial liabilities are primarily used in the impairment analysis of long-lived assets, goodwill and intangible assets. Long-lived assets and definite-lived intangible assets are measured at fair value on a nonrecurring basis using Level 3 inputs. As described in Note 5, the Company recorded long-lived asset impairment charges of $1.7 million, $1.0 million and $1.5 million during the years ended December 31, 2017, January 1, 2017 and January 3, 2016, respectively.
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
Segment Information. Operating segments are components of an entity for which separate financial information is available and is regularly reviewed by the chief operating decision maker in order to allocate resources and assess performance. The Company's chief operating decision maker currently evaluates the Company's operations from a number of different operational perspectives; however resource allocation decisions are made determined based on the chief operating decision maker's evaluation of the total Company operations. The Company derives all significant revenues from a single operating segment. Accordingly, the Company views the operating results of its Burger King restaurants as one reportable segment.
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

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 31, 2017, JANUARY 1, 2017 AND JANUARY 3, 2016
(In thousands of dollars except share and per share amounts)

after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. The Company is evaluating the potential impact that adoption will have on its consolidated financial statements and related disclosures.
In February 2016, the FASB issued ASU No. 2016-02, Leases. This ASU is intended to improve the reporting of leasing transactions to provide users of financial statements with more decision-useful information. This ASU will require organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, using a modified retrospective approach. Early adoption is permitted. The Company is evaluating the potential impact that adoption will have on its consolidated financial statements, but expects it will have a material impact on its consolidated balance sheet as it will record the right to use assets and obligations for existing operating leases.
In May 2014, the FASB issued amended guidance for revenue recognition. The new guidance outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. Additionally, the guidance requires improved disclosure to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. The new guidance supersedes most current revenue recognition guidance, including industry-specific guidance and will be effective for the Company on January 1, 2018. The Company has substantially completed its evaluation of the impact of revenue recognition guidance on its consolidated financial results and concluded that the new guidance will not impact its recognition of revenue from Company-operated restaurant sales and will have no impact on the manner in which the Company recognizes revenue as the Company’s advertising fund and gift card program are run by its franchisor.
Recently Issued Accounting Pronouncements Adopted. In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies certain elements of accounting for employee share-based payment transactions, including income tax consequences, the classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company adopted this ASU in the first quarter of 2017. Upon adoption of this ASU, the Company elected to change its accounting policy and account for forfeitures when they occur. The Company recorded a $3.7 million cumulative-effect adjustment to increase deferred tax assets and retained earnings as a result of the recognition of excess tax benefits previously unrealized. Prior periods have not been adjusted for the adoption of this ASU.
Subsequent Events. The Company reviewed and evaluated subsequent events through the issuance date of the Company’s consolidated financial statements.
2. Acquisitions
2017 Acquisitions
During the year ended December 31, 2017, the Company acquired a total of 64 restaurants from other franchisees, which are referred to as the "2017 acquired restaurants", in the following transactions:

Closing Date		Number of Restaurants	Purchase Price	Market Location
February 28, 2017		43	$20,366	Cincinnati, Ohio
June 5, 2017	(1)	17	16,355	Baltimore, Maryland and Washington, DC
November 28, 2017		4	1,202	Maine
		64	$37,923

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 31, 2017, JANUARY 1, 2017 AND JANUARY 3, 2016
(In thousands of dollars except share and per share amounts)

(1) Acquisition resulting from the exercise of the ROFR.
The Company allocated the aggregate purchase price to the net tangible and intangible assets acquired in the acquisitions at their estimated fair values. The following table summarizes the final allocation of the aggregate purchase price for the three 2017 acquisitions:

Trade and other receivables	$486
Inventory	616
Prepaid expenses	192
Other assets	52
Restaurant equipment	3,290
Restaurant equipment - subject to capital lease	264
Leasehold improvements	2,496
Franchise fees	1,315
Franchise rights (Note 4)	24,691
Favorable leases (Note 4)	1,100
Deferred taxes	(4,357)
Goodwill (Note 4)	13,923
Capital lease obligations for restaurant equipment	(316)
Unfavorable leases (Note 4)	(2,997)
Accounts payable	(880)
Accrued payroll, related taxes and benefits	(270)
Other liabilities	(1,682)
Net assets acquired	$37,923
The results of operations for the restaurants acquired are included from the closing date of the respective acquisition. The 2017 acquired restaurants contributed restaurant sales of $64.9 million during the year ended December 31, 2017. It is impracticable to disclose net earnings for the post-acquisition periods as net earnings of these restaurants were not tracked on a collective basis due to the integration of administrative functions, including field supervision. During the year ended December 31, 2017, acquisition costs of approximately $1.8 million related to the 2017 acquisitions were recorded in general and administrative expense.
The pro forma impact on the results of operations for restaurants acquired in 2017 and 2016 is included below. The pro forma results of operations are not necessarily indicative of the results that would have occurred had the restaurants acquired in 2017 and 2016 been consummated at the beginning of the periods presented, nor are they necessarily indicative of any future consolidated operating results. The following table summarizes the Company's unaudited proforma operating results:

	Year Ended
	December 31, 2017	January 1, 2017
Restaurant sales	$1,114,642	$1,071,437
Net income	$9,546	$52,730	(1)
Basic and diluted net income per share	$0.21	$1.18
(1) Includes a tax benefit of $30.4 million for the reversal of the Company's valuation allowance on its net deferred income tax assets (see Note 10).

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 31, 2017, JANUARY 1, 2017 AND JANUARY 3, 2016
(In thousands of dollars except share and per share amounts)

This pro forma financial information does not give effect to any anticipated synergies, operating efficiencies or cost savings or any integration costs related to the 2017 acquired restaurants.
2016 Acquisitions
During the year ended January 1, 2017, the Company acquired a total of 56 restaurants from other franchisees, which are referred to as the "2016 acquired restaurants", in the following transactions:

Closing Date		Number of Restaurants	Purchase Price	Number of Fee-Owned Restaurants (1)	Market Location
February 23, 2016	(2)	12	$7,127		Scranton/Wilkes-Barre, Pennsylvania
May 25, 2016		6	12,080	5	Detroit, Michigan
July 14, 2016	(2)	4	5,445	3	Detroit, Michigan
August 23, 2016		7	8,755	6	Portland, Maine
October 4, 2016		3	1,623		Raleigh, North Carolina
November 15, 2016		17	7,251		Pittsburgh and Johnstown, Pennsylvania
December 1, 2016		7	5,807	1	Columbus, Ohio
		56	$48,088	15

(1)	The 2016 acquisitions included the purchase of 15 fee-owned properties of which fourteen were sold in sale-leaseback transactions during 2016 for net proceeds of $19.1 million.

(2)	Acquisitions resulting from the exercise of the ROFR.
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
The results of operations for the restaurants acquired are included from the closing date of the respective acquisition. The 2016 acquired restaurants contributed restaurant sales of $70.8 million and $28.6 million during the years ended December 31, 2017 and January 1, 2017, respectively. It is impracticable to disclose net earnings for the post-acquisition periods as net earnings of these restaurants were not tracked on a collective basis due to the integration

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 31, 2017, JANUARY 1, 2017 AND JANUARY 3, 2016
(In thousands of dollars except share and per share amounts)

of administrative functions, including field supervision. During the year ended January 1, 2017, acquisition costs of approximately $1.6 million related to the 2016 acquisitions were recorded in general and administrative expense.
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
This pro forma financial information does not give effect to any anticipated synergies, operating efficiencies or cost savings or any integration costs related to the 2016 acquired restaurants.
2015 Acquisitions
During the year ended January 3, 2016, the Company acquired an aggregate of 55 restaurants from other franchisees, which are referred to as the "2015 acquired restaurants", in the following transactions:

Closing Date		Number of Restaurants	Purchase Price	Number of Fee-Owned Restaurants (1)	Market Location
March 31, 2015		4	$794		Northern Vermont
August 4, 2015	(2)	5	663		Charlotte, North Carolina
October 1, 2015	(2)	5	5,044	1	Wheeling, West Virginia
October 20, 2015		1	709		Kalamazoo, Michigan
November 17, 2015		2	618		Evansville, Indiana
November 17, 2015		6	10,945	5	Evansville, Indiana
December 1, 2015	(2)	23	26,175	10	Detroit, Michigan
December 8, 2015		9	7,802		Northern New Jersey
		55	$52,750	16

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
YEARS ENDED DECEMBER 31, 2017, JANUARY 1, 2017 AND JANUARY 3, 2016
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
The results of operations for the restaurants acquired are included from the closing date of the respective acquisition. The 2015 acquired restaurants contributed restaurant sales of $70.4 million and $12.9 million during the years ended January 1, 2017 and January 3, 2016, respectively. It is impracticable to disclose net earnings for the post-acquisition periods as net earnings of these restaurants were not tracked on a collective basis due to the integration of administrative functions, including field supervision. During the year ended January 3, 2016, acquisition costs of approximately $0.2 million related to the 2015 acquisitions were recorded in general and administrative expense.
The pro forma impact on the results of operations for restaurants acquired in 2015 is included below. The pro forma results of operations are not necessarily indicative of the results that would have occurred had the acquisitions in 2015 been consummated at the beginning of the periods presented, nor are they necessarily indicative of any future consolidated operating results. The following table summarizes the Company's unaudited proforma operating results:

Year Ended
(53 weeks)
January 3, 2016
Restaurant sales	$918,456
Net income	$6,447
Basic and diluted net income per share	$0.14
This pro forma financial information does not give effect to any anticipated synergies, operating efficiencies or cost savings or any transaction costs related to the 2015 acquired restaurants.
Acquired Intangible Assets
Goodwill recorded in connection with these acquisitions represents costs in excess of fair values assigned to the underlying net assets of acquired restaurants. Acquired goodwill that is expected to be deductible for income tax purposes was $6,668 in 2017, $1,803 in 2016 and $3,311 in 2015.

The weighted average amortization period of the intangible assets acquired is as follows:

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 31, 2017, JANUARY 1, 2017 AND JANUARY 3, 2016
(In thousands of dollars except share and per share amounts)

	2017 Acquisitions	2016 Acquisitions	2015 Acquisitions
Favorable leases	15.2	15.4	15.5
Unfavorable leases	14.3	12.0	6.5
Franchise rights	27.9	28.0	26.6
3. Property and Equipment
Property and equipment at December 31, 2017 and January 1, 2017 consisted of the following:

	December 31, 2017	January 1, 2017
Land	$8,659	$8,112
Owned buildings	9,950	9,174
Leasehold improvements	301,091	265,008
Equipment	227,284	203,412
Assets subject to capital leases	16,874	16,948
	563,858	502,654
Less accumulated depreciation and amortization	(289,760)	(254,807)
	$274,098	$247,847
Assets subject to capital leases primarily pertain to buildings leased for certain restaurant locations and certain leases of restaurant equipment and had accumulated amortization at December 31, 2017 and January 1, 2017 of $12,245 and $11,008, respectively. Depreciation expense for all property and equipment for the years ended December 31, 2017, January 1, 2017 and January 3, 2016 was $45,700, $39,918 and $33,878, respectively.
4. Intangible Assets
Goodwill. The Company is required to review goodwill for impairment annually, or more frequently, when events and circumstances indicate that the carrying amount may be impaired. If the determined fair value of goodwill is less than the related carrying amount, an impairment loss is recognized. The Company performs its annual impairment assessment as of the last day of the fiscal year. In performing its goodwill impairment test, the Company compared the net book value of its reporting unit to its estimated fair value, the latter determined by employing a combination of a discounted cash flow analysis and a market-based approach. There have been no recorded goodwill impairment losses during the years ended December 31, 2017, January 1, 2017 and January 3, 2016.

Goodwill at January 3, 2016	$20,438
Acquisitions of restaurants (Note 2)	2,431
Goodwill at January 1, 2017	22,869
Acquisitions of restaurants (Note 2)	13,923
Goodwill at December 31, 2017	$36,792
Franchise Rights. Amounts allocated to franchise rights for each acquisition of Burger King restaurants are amortized using the straight-line method over the average remaining term of the acquired franchise agreements plus one twenty-year renewal period. The following is a summary of the Company’s franchise rights as of the respective balance sheet dates:

	December 31, 2017		January 1, 2017
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Franchise rights	$252,643	$100,615	$227,952	$93,799

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 31, 2017, JANUARY 1, 2017 AND JANUARY 3, 2016
(In thousands of dollars except share and per share amounts)

Amortization expense related to franchise rights for the years ended December 31, 2017, January 1, 2017 and January 3, 2016 was $6,816, $5,930 and $4,685, respectively, and the Company expects annual amortization to be $7,130 in each of the next five fiscal years. No impairment charges were recorded related to the Company’s franchise rights during the years ended December 31, 2017, January 1, 2017 and January 3, 2016.
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

	December 31, 2017		January 1, 2017
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Favorable leases	$7,805	$1,943	$7,201	$1,760
Unfavorable leases	$18,164	$5,053	$16,329	$4,643
The net reduction of rent expense related to the amortization of favorable and unfavorable leases for the years ended December 31, 2017, January 1, 2017 and January 3, 2016 was $892, $869 and $799, respectively, and the Company expects the net reduction of rent expense to be $831 in 2018, $766 in 2019, $692 in 2020, $625 in 2021 and $639 in 2022.
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
During the year ended December 31, 2017 the Company recorded impairment and other lease charges of $2.8 million including $0.7 million of capital expenditures at previously impaired restaurants, $1.1 million related to initial impairment charges for five underperforming restaurants, $0.9 million of other lease charges primarily due to four restaurants and an acquired administrative office closed during the period and non-cash losses of $0.1 million associated with the sale-leaseback of one restaurant property.
During the year ended January 1, 2017, the Company recorded impairment and other lease charges of $2.4 million including $0.9 million for capital expenditures at previously impaired restaurants, $0.2 million related to initial impairment charges for four underperforming restaurants and non-cash losses of $1.2 million associated with the sale-leaseback of seven restaurant properties.
During the year ended January 3, 2016, the Company recorded impairment and other lease charges of $3.1 million including other lease charges of $1.6 million associated with the closure of ten of the Company's restaurants, impairment charges of $1.3 million for capital expenditures at previously impaired restaurants and $0.2 million related to initial impairment charges for two underperforming restaurants.

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 31, 2017, JANUARY 1, 2017 AND JANUARY 3, 2016
(In thousands of dollars except share and per share amounts)

The following table presents the activity in the accrual for closed restaurant locations:

	December 31, 2017	January 1, 2017
Balance, beginning of year	$1,513	$2,088
Provisions for closures	1,174	59
Changes in estimates of accrued costs	81	(89)
Payments, net	(862)	(691)
Other adjustments, including the effect of discounting future obligations	122	146
Balance, end of year	$2,028	$1,513
Changes in estimates of accrued costs primarily relate to revisions of terminations of certain closed restaurant leases, changes in assumptions for sublease income assumptions and other costs.
6. Other Liabilities, Long-Term
Other liabilities, long-term, at December 31, 2017 and January 1, 2017 consisted of the following:

	December 31, 2017	January 1, 2017
Deferred rent	$14,040	$11,498
Other accrued occupancy costs	3,189	3,254
Accrued workers’ compensation and general liability claims	3,353	3,364
Deferred compensation	3,053	1,756
Other	175	158
	$23,810	$20,030
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
During the years ended December 31, 2017, January 1, 2017 and January 3, 2016, the Company sold 3, 38 and 7 restaurant properties, respectively, in sale-leaseback transactions for net proceeds of $4,257, $53,599 and $9,148, respectively. These leases have been classified as operating leases and generally contain a twenty-year initial term plus renewal options.
Deferred gains from sale-leaseback transactions of restaurant properties of $716, $1,480 and $16 were recognized during the years ended December 31, 2017, January 1, 2017, and January 3, 2016, respectively, and are being amortized over the term of the related leases. The amortization of deferred gains from sale-leaseback transactions was $1,626, $1,788 and $2,535 for the years ended December 31, 2017, January 1, 2017 and January 3, 2016, respectively.

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 31, 2017, JANUARY 1, 2017 AND JANUARY 3, 2016
(In thousands of dollars except share and per share amounts)

Minimum rent commitments under capital and non-cancelable operating leases at December 31, 2017 were as follows :

Fiscal year ending:	Capital	Operating
December 30, 2018	$2,166	$68,336
December 29, 2019	2,159	67,207
January 3, 2021	1,433	65,709
January 2, 2022	329	64,958
January 1, 2023	177	64,559
Thereafter	183	600,901
Total minimum lease payments	6,447	$931,670
Less amount representing interest	(766)
Total obligations under capital leases	5,681
Less current portion	(1,808)
Long-term obligations under capital leases	$3,873
Total rent expense on operating leases, including contingent rent on both operating and capital leases, was as follows:

	Year ended
	December 31, 2017	January 1, 2017	January 3, 2016
Minimum rent on real property	$68,329	$59,076	$53,085
Contingent rent on real property	7,619	5,738	5,011
Restaurant rent expense	75,948	64,814	58,096
Administrative and equipment rent	328	267	276
	$76,276	$65,081	$58,372
8. Long-term Debt
Long-term debt at December 31, 2017 and January 1, 2017 consisted of the following:

	December 31, 2017	January 1, 2017
Collateralized:
Carrols Restaurant Group 8% Senior Secured Second Lien Notes	$275,000	$200,000
Senior Credit Facility - Revolving credit borrowings	—	13,500
Capital leases	5,681	7,039
	280,681	220,539
Less: current portion of capital leases	(1,808)	(1,616)
Less: deferred financing costs	(4,770)	(3,815)
Add: bond premium	4,416	—
Total Long-term Debt	$278,519	$215,108
8% Notes. On April 29, 2015, the Company issued $200.0 million of 8.0% Senior Secured Second Lien Notes due 2022 (the "Existing Notes") pursuant to an indenture dated as of April 29, 2015 governing such notes. On June 23, 2017, the Company issued an additional $75.0 million principal amount of 8.0% Senior Secured Second Lien Notes due 2022 (the "Additional Notes" and together with the "Existing Notes", the "8% Notes") for net proceeds of $35.5 million, after repayment of outstanding revolving credit borrowings of $42.6 million and transaction fees of $1.8 million. The 8% Notes mature and are payable on May 1, 2022. Interest is payable semi-annually on May 1 and November 1 commencing November 1, 2015. The 8% Notes are guaranteed by the Company's subsidiaries and are

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 31, 2017, JANUARY 1, 2017 AND JANUARY 3, 2016
(In thousands of dollars except share and per share amounts)

secured by second-priority liens on substantially all of the Company's and its subsidiaries' assets (including a pledge of all of the capital stock and equity interests of its subsidiaries).
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
Senior Credit Facility. On May 30, 2012, the Company entered into a senior credit facility, which has a maturity date of February 12, 2021, and was most recently amended on June 20, 2017 to increase the permitted indebtedness of our second lien notes to a principal amount not to exceed $300.0 million in order to provide for the additional $75.0 million of the 8% Notes issued on June 23, 2017. On January 13, 2017, the senior credit facility was amended to, among other things, provide for maximum revolving credit borrowings of up to $73.0 million (including $20.0 million available for letters of credit). The amended senior credit facility also provides for potential incremental borrowing increases of up to $25.0 million, in the aggregate. As of December 31, 2017, there were no revolving credit borrowings outstanding and $12.8 million of letters of credit were issued under the amended senior credit facility. After reserving for issued letters of credit and outstanding revolving credit borrowings, $60.2 million was available for revolving credit borrowings under the amended senior credit facility.
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

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 31, 2017, JANUARY 1, 2017 AND JANUARY 3, 2016
(In thousands of dollars except share and per share amounts)

At December 31, 2017, the Company's Alternate Base Rate margin was 1.75% and the LIBOR Rate margin was 2.75% based on the Company's Adjusted Leverage Ratio at the end of the third quarter of 2017.
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
The amended senior credit facility contains certain covenants, including without limitation, those limiting the Company’s and its subsidiaries' ability to, among other things, incur indebtedness, incur liens, sell or acquire assets or businesses, change the character of its business in all material respects, engage in transactions with related parties, make certain investments, make certain restricted payments or pay dividends. In addition, the amended senior credit facility requires the Company to meet certain financial ratios, including a Fixed Charge Coverage Ratio, Adjusted Leverage Ratio and First Lien Leverage Ratio (all as defined under the amended senior credit facility). The Company was in compliance with the covenants under its senior credit facility at December 31, 2017.
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
At December 31, 2017, principal payments required on long-term debt, including capital leases, were as follows:

2018	$1,808
2019	1,935
2020	1,341
2021	288
2022	275,158
Thereafter	151
$280,681
The weighted average interest rate on all debt, excluding lease financing obligations, for the years ended December 31, 2017, January 1, 2017 and January 3, 2016 was 7.7%, 7.9% and 8.9%, respectively. Interest expense on the Company’s long-term debt, excluding lease financing obligations, was $21,589, $18,208 and $18,462 for the years ended December 31, 2017, January 1, 2017 and January 3, 2016, respectively.
9. Other Expense (Income)
In 2017, the Company recorded a net gain of $0.3 million primarily related to an insurance recovery from a fire at one restaurant.

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 31, 2017, JANUARY 1, 2017 AND JANUARY 3, 2016
(In thousands of dollars except share and per share amounts)

In 2016, the Company recorded net gains of $1.2 million related to related to property insurance recoveries from fires at two restaurants, a gain of $0.5 million related to a settlement for a partial condemnation on one of its operating restaurant properties and expense of $1.85 million related to a settlement of litigation as discussed in Note 14.
10. Income Taxes
The provision (benefit) for income taxes was comprised of the following:

	Year ended
	December 31, 2017	January 1, 2017	January 3, 2016
Current:
Federal	$—	$—	$—
State	30	—	—
	30	—	—

Deferred:
Federal	(219)	1,297	(2,901)
State	793	992	(58)
	574	2,289	(2,959)
Change in valuation allowance	—	(30,374)	2,959
Provision (benefit) for income taxes	$604	$(28,085)	$—
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 31, 2017, JANUARY 1, 2017 AND JANUARY 3, 2016
(In thousands of dollars except share and per share amounts)

The components of deferred income tax assets and liabilities at December 31, 2017 and January 1, 2017 were as follows:

	December 31, 2017	January 1, 2017
Deferred income tax assets:
Deferred income on sale-leaseback of certain real estate	$2,848	$4,714
Lease financing obligations	173	254
Postretirement benefit obligations	877	1,255
Stock-based compensation expense	827	599
Federal net operating loss carryforwards	17,730	21,351
State net operating loss carryforwards	4,095	3,845
Goodwill and other intangibles, net	1,590	2,814
Occupancy costs	5,863	7,460
Tax credit carryforwards	24,982	21,987
Accrued vacation benefits	1,851	2,560
Accrued workers compensation	1,141	1,490
Accumulated other comprehensive income-postretirement benefits	326	499
Other	1,706	2,131
Gross deferred income tax assets	64,009	70,959
Less: Valuation allowance	—	—
Net deferred income tax assets	$64,009	$70,959

Deferred income tax liabilities:
Inventory and other reserves	(116)	(97)
Property and equipment depreciation	(15,701)	(17,599)
Franchise rights	(20,545)	(24,422)
Total deferred income tax liabilities	$(36,362)	$(42,118)

Carrying value of net deferred income tax assets	$27,647	$28,841
The Company's federal net operating loss carryforwards expire beginning in 2033. As of December 31, 2017, the Company had federal net operating loss carryforwards of approximately $84.4 million. The Company's state net operating loss carryforwards expire beginning in 2018 through 2036.

In 2014, the Company recorded a valuation allowance on all of its net deferred tax assets. During the fourth quarter of 2016, the Company evaluated evidence to consider the reversal of the valuation allowance on its net deferred income tax assets and determined in the fourth quarter of fiscal 2016 that there was sufficient positive evidence to conclude that it is more likely than not its deferred income tax assets are realizable. In determining the likelihood of future realization of the deferred income tax assets as of January 1, 2017, the Company considered both positive and negative evidence and weighted the effect of such evidence based upon its objectivity as required by ASC 740. As a result, the Company believed that the weight of the positive evidence, including the cumulative income position in the three most recent years as of January 1, 2017 (as adjusted for non-recurring items and permanent differences between book and tax) and forecasts for a sustained level of future taxable income, was sufficient to overcome the weight of the negative evidence, and recorded a $30.4 million tax benefit to release the full valuation allowance against the Company's deferred income tax assets in the fourth quarter of 2016.
The Company has performed the required assessment of positive and negative evidence regarding the realization of deferred income tax assets in accordance with ASC 740 at December 31, 2017. In determining the likelihood of

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 31, 2017, JANUARY 1, 2017 AND JANUARY 3, 2016
(In thousands of dollars except share and per share amounts)

future realization of the deferred income tax assets as of December 31, 2017, the Company considered both positive and negative evidence and weighted the effect of such evidence based upon it's objectivity. The Company believes that the weight of the positive evidence, including the cumulative income position in the three most recent years (as adjusted for non-recurring items and permanent differences between book and tax) and forecasts for a sustained level of future taxable income, is sufficient to overcome the weight of the negative evidence and concludes that it does not need to record a valuation allowance against its deferred income tax assets.
A reconciliation of the statutory federal income tax provision to the income tax provision (benefit) for the years ended December 31, 2017, January 1, 2017, and January 3, 2016 was as follows:

	Year ended
	December 31, 2017	January 1, 2017	January 3, 2016
Statutory federal income tax provision	$2,717	$6,085	$1
State income taxes, net of federal benefit	572	403	6
Change in valuation allowance	—	(30,374)	2,959
Employment tax credits	(1,947)	(5,408)	(2,710)
Non-deductible expenses	336	965	—
Federal rate change	(762)	—	—
Miscellaneous	(312)	244	(256)
Provision (benefit) for income taxes	$604	$(28,085)	$—
The Company's policy is to recognize interest and/or penalties related to uncertain tax positions in income tax expense. At December 31, 2017 and January 1, 2017, the Company had no unrecognized tax benefits and no accrued interest related to uncertain tax positions. The tax years 2013 - 2017 remain open to examination by the major taxing jurisdictions to which the Company is subject. Although it is not reasonably possible to estimate the amount by which unrecognized tax benefits may increase within the next twelve months due to uncertainties regarding the timing of examinations, the Company does not expect unrecognized tax benefits to significantly change in the next twelve months.
On December 22, 2017, the Tax Cuts and Jobs Act (the "Act") was signed into law. The Act reduces the corporate tax rate to 21% from 35% while retaining the employment tax credits the Company is eligible for. In addition, the Act provides for one hundred percent expensing of certain qualified property placed in service after September 27, 2017.
The Company recorded a $0.8 million discrete tax benefit in the fourth quarter to remeasure its net deferred taxes due to the lowering of the Federal income tax statutory rate to 21% under the Act. The measurement of general business credits, which are a large component of offsetting deferred tax assets, was not affected by the Act with the exception of making a final determination on whether or not to opt out of the one hundred percent expensing provision.
11. Stock-Based Compensation
2016 Stock Incentive Plan. In 2016, the Company adopted a stock plan entitled the 2016 Stock Incentive Plan (the “2016 Plan”) and reserved and authorized a total of 4,000,000 shares of common stock for grant thereunder. As of December 31, 2017, 3,655,065 shares were available for future grant or issuance.
On January 15, 2017, the Company granted 340,000 non-vested shares of stock to officers of the Company. These shares vest over their three-year vesting period. In addition, during 2017 the Company issued an aggregate of 26,580 non-vested shares of common stock to non-employee directors. The non-vested stock awards vest over three years, provided that the participant has continuously remained a director of the Company.

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 31, 2017, JANUARY 1, 2017 AND JANUARY 3, 2016
(In thousands of dollars except share and per share amounts)

2006 Stock Incentive Plan. In 2006, the Company adopted a stock plan entitled the 2006 Stock Incentive Plan, as amended, (the “2006 Plan”) and reserved and authorized a total of 3,300,000 shares of common stock for grant thereunder. On June 9, 2011, the stockholders approved an amendment to the 2006 Plan increasing the number of shares of common stock available for issuance by an additional 1,000,000 shares. The 2006 Plan expired in 2016 and no shares are available for future grant or issuance under this plan.
On January 15, 2016, the Company granted 319,000 non-vested shares of stock to officers of the Company. These shares vest , become non-forfeitable and are being expensed over their four-year vesting period. In addition, during 2016 the Company issued an aggregate of 8,140 non-vested shares of common stock to non-employee directors. The non-vested stock awards vest over five years, provided that the participant has continuously remained a director of the Company.
Stock-based compensation expense for the years ended December 31, 2017, January 1, 2017, and January 3, 2016 was $3.5 million, $2.1 million and $1.4 million, respectively.
A summary of all non-vested share activity for the year ended December 31, 2017 was as follows:

	Shares	Weighted Average Grant Date Price
Nonvested at January 1, 2017	577,221	$10.42
Granted	366,580	15.05
Vested	(177,673)	9.87
Forfeited	(43,669)	12.84
Nonvested at December 31, 2017	722,459	$12.76
The fair value of the non-vested shares is based on the closing price of the Company's common stock on the date of grant. As of December 31, 2017, total non-vested stock-based compensation expense was approximately $6.1 million and the remaining weighted average vesting period for non-vested shares was 1.9 years.
12. Stockholders' Equity
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
BKC also has certain approval and voting rights as set forth in the certificate of designation for the Preferred Stock so long as it owns greater than 10.0% of the outstanding shares of Carrols Common Stock (on an as-converted basis). The Preferred Stock will vote with the Company's common stock on an as converted basis and provides for the right of BKC to elect (a) two members to the Company's board of directors until the date on which the number of shares of common stock into which the outstanding shares of the Preferred Stock held by BKC are then convertible constitutes less than 14.5% of the total number of outstanding shares of common stock and (b) one member to the Company's board of directors until BKC owns Preferred Stock (on an as converted basis) of less than 10.0% of the total number of outstanding shares of common stock.
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

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 31, 2017, JANUARY 1, 2017 AND JANUARY 3, 2016
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
The following table sets forth the calculation of basic and diluted net income per share:

	Year ended
	December 31, 2017	January 1, 2017	January 3, 2016
Basic net income per share:
Net income	$7,159	$45,472	$4
Less: Income attributable to non-vested shares	(118)	(616)	—
Less: Income attributable to preferred stock	(1,479)	(9,461)	(1)
Net income available to common stockholders	$5,562	$35,395	$3
Weighted average common shares outstanding	35,416,531	35,178,329	34,958,847
Basic net income per share	$0.16	$1.01	$0.00
Diluted net income per share:
Net income	$7,159	$45,472	$4
Shares used in computing basic net income per share	35,416,531	35,178,329	34,958,847
Dilutive effect of preferred stock and non-vested shares	9,559,983	9,673,016	9,664,404
Shares used in computing diluted net income per share	44,976,514	44,851,345	44,623,251
Diluted net income per share (1)	$0.16	$1.01	$0.00

(1)
Diluted net income per share is equal to basic net income per share for the periods presented due to the allocation of earnings to participating securities under the two-class method of calculating basic net income per share causing basic net income per share to be lower than diluted net income per share calculated under the treasury-stock method.

14. Commitments and Contingencies
Lease Guarantees. Fiesta Restaurant Group, Inc ("Fiesta"), a former wholly-owned subsidiary of the Company, was spun-off in 2012 to the Company's stockholders. As of December 31, 2017, the Company is a guarantor under 27 Fiesta restaurant property leases, with lease terms expiring on various dates through 2030, and is the primary lessee on five Fiesta restaurant property leases, which it subleases to Fiesta. The Company is fully liable for all obligations under the terms of the leases in the event that Fiesta fails to pay any sums due under the lease, subject to indemnification provisions of the Separation and Distribution Agreement entered into in connection with the spin-off of Fiesta.
The maximum potential amount of future undiscounted rental payments the Company could be required to make under these leases at December 31, 2017 was $20.3 million. The obligations under these leases will generally continue to decrease over time as these operating leases expire. No payments related to these guarantees have been made by the Company to date and none are expected to be required to be made in the future. The Company has not recorded a liability for these guarantees in accordance with ASC 460 - Guarantees as Fiesta has indemnified the Company for all such obligations and the Company did not believe it was probable it would be required to perform under any of the guarantees or direct obligations.
Litigation. On August 21, 2012 Alan Vituli, the Company's former chairman and chief executive officer, filed an action in the Superior Court of the State of Delaware ( the “Court”) against the Company and Carrols. On July 29, 2016 the Company, Carrols, and Mr. Vituli agreed to fully resolve all of Mr. Vituli’s claims in the lawsuit for a total payment by the Company of $2.0 million. Upon the execution of releases and payment of the settlement amount, the litigation was dismissed. Net of a contribution from the Company's insurance carrier, $1.85 million is included in other

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 31, 2017, JANUARY 1, 2017 AND JANUARY 3, 2016
(In thousands of dollars except share and per share amounts)

income (expense) in the accompanying consolidated statements of comprehensive income for the year ended January 1, 2017.
The Company is a party to various other litigation matters that arise in the ordinary course of business. The Company does not believe that the outcome of any of these other matters will have a material adverse effect on its consolidated financial statements.
15. Transactions with Related Parties
In connection with an acquisition of restaurants from BKC in 2012, the Company issued to BKC 100 shares of Series A Convertible Preferred Stock, which as of December 31, 2017 is convertible into approximately 20.7% of the outstanding shares of the Company's common stock on a fully diluted basis. See Note 12—Stockholder's Equity for further information. Pursuant to the terms of the Series A Convertible Preferred Stock, BKC also has two representatives on the Company's board of directors.
Each of the Company's restaurants operates under a separate franchise agreement with BKC. These franchise agreements generally provide for an initial term of twenty years and currently have an initial franchise fee of $50. Any franchise agreement, including renewals, can be extended at the Company's discretion for an additional 20 year term, with BKC's approval, provided that, among other things, the restaurant meets the current Burger King image standard and the Company is not in default under terms of the franchise agreement. In addition to the initial franchise fee, the Company generally pays BKC a monthly royalty at a rate of 4.5% of sales. Royalty expense was $46.4 million, $40.0 million, and $36.2 million for the years ended December 31, 2017, January 1, 2017 and January 3, 2016, respectively.
The Company is also generally required to contribute 4% of restaurant sales from the Company's restaurants to an advertising fund utilized by BKC for its advertising, promotional programs and public relations activities, and amounts for additional local advertising in markets that approve such advertising. Advertising expense associated with these expenditures was $43.5 million, $40.2 million and $32.0 million for the years ended December 31, 2017, January 1, 2017 and January 3, 2016, respectively.
As of December 31, 2017, January 1, 2017, and January 3, 2016, the Company leased 251, 275 and 293 of its restaurant locations from BKC, respectively. As of December 31, 2017, for 125 of the restaurants, the terms and conditions of the lease with BKC are identical to those between BKC and their third-party lessor. Aggregate rent under these BKC leases for the years ended December 31, 2017, January 1, 2017 and January 3, 2016 was $27.6 million, $27.8 million, and $28.4 million, respectively. The Company believes the related party lease terms have not been significantly affected by the fact that the Company and BKC are deemed to be related parties.
As of December 31, 2017, the Company owed BKC $7.5 million related to the payment of advertising, royalties and rent, which is remitted on a monthly basis.
16. Retirement Plans
The Company offers its salaried employees the option to participate in the Carrols Corporation Retirement Savings Plan (the “Retirement Plan”). The Retirement Plan includes a savings option pursuant to section 401(k) of the Internal Revenue Code in addition to a post-tax savings option. Participating employees may contribute up to 50% of their salary annually to either of the savings options, subject to other limitations. The employees may allocate their contributions to various investment options available under a trust established by the Retirement Plan. The Company may elect to contribute to the Retirement Plan on an annual basis. The Company's contribution is equal to 50% of the employee's contribution subject to a maximum annual amount and begins to vest after one year of service and fully vests after five years of service. A year of service is defined as a plan year during which an employee completes at least 1,000 hours of service. Expense recognized for the Company's contributions to the Retirement Plan was $615, $496 and $463 for the years ended December 31, 2017, January 1, 2017 and January 3, 2016, respectively.

The Company also has an Amended and Restated Deferred Compensation Plan which permits employees not eligible to participate in the Retirement Plan because they have been excluded as “highly compensated” employees (as so defined in the Retirement Plan) to voluntarily defer portions of their base salary and annual bonus. All amounts

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 31, 2017, JANUARY 1, 2017 AND JANUARY 3, 2016
(In thousands of dollars except share and per share amounts)

deferred by the participants earn interest at 8% per annum. There is no Company matching on any portion of the funds. At December 31, 2017 and January 1, 2017, a total of $3,053 and $1,756, respectively, was deferred under this plan, including accrued interest.
17. Postretirement Benefits
The Company sponsors a postretirement medical and life insurance plan covering substantially all administrative and restaurant management personnel who retire or terminate after qualifying for such benefits.
The following was the plan status and accumulated postretirement benefit obligation (APBO) at December 31, 2017 and January 1, 2017:

	December 31, 2017	January 1, 2017
Change in benefit obligation:
Benefit obligation at beginning of year	$4,566	$3,060
Service cost	192	150
Interest cost	191	165
Plan participants' contributions	88	98
Actuarial loss (gain)	(122)	1,251
Benefits paid	(115)	(164)
Medicare part D prescription drug subsidy	38	6
Benefit obligation at end of year	$4,838	$4,566
Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions (refund)	(11)	60
Plan participants' contributions	88	98
Benefits paid	(115)	(164)
Medicare part D prescription drug subsidy	38	6
Fair value of plan assets at end of year	—	—
Funded status	$(4,838)	$(4,566)
Weighted average assumptions:
Discount rate used to determine benefit obligations	3.60%	4.11%
Discount rate used to determine net periodic benefit cost	4.11%	4.25%
The discount rate is determined based on high-quality fixed income investments that match the duration of expected retiree medical and life insurance benefits. The Company has typically used the corporate AA/Aa bond rate for this assumption. The actuarial loss in 2016 was due primarily to the Company utilizing updated actuarial data affecting the Medicare Part D prescription drug subsidy.
Components of net periodic postretirement benefit income recognized in the consolidated statements of operations were:

	Year ended
	December 31, 2017	January 1, 2017	January 3, 2016
Service cost	$192	$150	$127
Interest cost	191	165	114
Amortization of net gains and losses	222	197	163
Amortization of prior service credit	(355)	(355)	(355)
Net periodic postretirement benefit expense	$250	$157	$49

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 31, 2017, JANUARY 1, 2017 AND JANUARY 3, 2016
(In thousands of dollars except share and per share amounts)

Amounts recognized in accumulated other comprehensive income that have not yet been recognized as components of net periodic benefit income, consisted of:

	Year ended
	December 31, 2017	January 1, 2017
Prior service credit	$1,617	$1,972
Net loss	(2,928)	(3,272)
Deferred income taxes	101	97
Accumulated other comprehensive loss	$(1,210)	$(1,203)
The estimated net loss that will be amortized from accumulated other comprehensive income into net periodic postretirement benefit income over the next fiscal year is $191. The amount of prior service credit for the postretirement benefit plan that will be amortized from accumulated other comprehensive income into net periodic postretirement benefit income over the next fiscal year is $352.
The following table reflects the changes in accumulated other comprehensive income for the years ended December 31, 2017 and January 1, 2017:

	Year ended
	December 31, 2017	January 1, 2017
Net actuarial loss (gain)	$(122)	$1,251
Amortization of net loss	(222)	(197)
Amortization of prior service credit	355	355
Deferred income taxes	(4)	(541)
Total recognized in accumulated other comprehensive loss	$7	$868
Assumed health care cost trend rates at year end were as follows:

	December 31, 2017	January 1, 2017	January 3, 2016
Medical benefits cost trend rate assumed for the following year pre-65	7.25%	7.50%	7.75%
Medical benefits cost trend rate assumed for the following year post-65	6.25%	6.50%	6.75%
Prescription drug benefit cost trend rate assumed for the following year	10.50%	10.50%	11.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	3.89%	3.89%	3.89%
Year that the rate reaches the ultimate trend rate	2075	2075	2075
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

	1% Point Increase	1% Point Decrease
Effect on total of service and interest cost components	$112	$80
Effect on postretirement benefit obligation	1,043	788

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 31, 2017, JANUARY 1, 2017 AND JANUARY 3, 2016
(In thousands of dollars except share and per share amounts)

During 2018, the Company expects to contribute approximately $143 to its postretirement benefit plan. The benefits, net of Medicare Part D subsidy receipts, expected to be paid in each year from 2018 through 2022 are $143, $165, $163, $170 and $188 respectively, and for the years 2023-2027 the aggregate amount is $1,126.
18. Selected Quarterly Financial Data (Unaudited)

	Year Ended December 31, 2017
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
Restaurant sales	$239,852	(1)	$279,478	(1)	$285,235		$283,967	(1)
Income from operations	(1,406)	(1)(2)	12,335	(1)(2)	8,684	(1)(2)	9,860	(1)(2)
Net income	(5,596)		6,039		2,795		3,921
Basic and diluted net income per share	(0.16)		0.13		0.06		0.09
Restaurants at end of period	788		799		798		807

	Year Ended January 1, 2017
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
Restaurant sales	$222,519	(3)	$241,368	(3)	$238,870	(3)	$240,826	(3)
Income from operations	6,680	(3)(4)	13,896	(3)(4)	9,049	(3)(4)	6,077	(3)(4)
Net income	2,145		9,376		4,489		29,462	(5)
Basic and diluted net income per share	0.05		0.21		0.10		0.65
Restaurants at end of period	717		723		734		753	(6)

(1)
In fiscal 2017 the Company acquired 43 restaurants in the first quarter, 17 restaurants in the second quarter, and four restaurants in the fourth quarter (See Note 2). In fiscal 2017 the Company recorded acquisition costs related to the 2017 and 2016 acquisitions of $0.7 million in the first quarter, $0.5 million in the second quarter, $0.5 million in the third quarter and $0.1 million in the fourth quarter (See Note 2).

(2)
In fiscal 2017 the Company recorded impairment and other lease charges of $0.5 million in the first quarter, $0.4 million in the second quarter, $1.0 million in the third quarter and $0.8 million in the fourth quarter (See Note 5). Also in fiscal 2016, the Company recorded a gain of $0.5 million related to a settlement for a partial condemnation on one of its operating restaurant properties in the first quarter, expense of $1.85 million related to the settlement of litigation with its former Chairman and CEO in the second quarter (see Note 14), a gain of $0.5 million related to property insurance recoveries from a fire at one of its restaurants in the second quarter and a gain of $0.7 million related to property insurance recoveries from a fire at one of its restaurants in the fourth quarter (see Note 9).

(3)
In fiscal 2016 the Company acquired twelve restaurants in the first quarter, six restaurants in the second quarter, eleven restaurants in the third quarter and 27 restaurants in the fourth quarter (See Note 2). In fiscal 2016 the Company recorded acquisition costs of $0.4 million in the first quarter, $0.2 million in the second quarter, $0.5 million in the third quarter and $0.8 million in the fourth quarter (See Note 2).

(4)
In fiscal 2016 the Company recorded impairment and other lease charges of $0.2 million in the first quarter, $0.3 million in the second quarter, $0.7 million in the third quarter and $1.2 million in the fourth quarter (See Note 5).

(5)
In the fourth quarter of 2016, the Company recorded an income tax benefit of $30.4 related to the reversal of the valuation allowance previously recorded on all of the Company's net deferred tax assets (See Note 10).

(6)	The Company closed nine restaurants at the end of the fourth quarter of 2016.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2017, JANUARY 1, 2017 AND JANUARY 3, 2016
(In thousands of dollars)

	Column B	Column C		Column D	Column E
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to other accounts	Deductions	Balance at End of Period
Year Ended December 31, 2017
Deferred income tax valuation allowance	$—	$—	$—	$—	$—
Year Ended January 1, 2017
Deferred income tax valuation allowance	30,374	—	—	(30,374)	—
Year Ended January 3, 2016
Deferred income tax valuation allowance	27,423	2,959	(8)	—	30,374

SIGNATURES
Pursuant to the requirements of the Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of March 2018.

CARROLS RESTAURANT GROUP, INC.

/s/ Daniel T. Accordino
(Signature)
Daniel T. Accordino Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.

Signature	Title	Date

/s/ Daniel T. Accordino	President, Chief Executive Officer and Chairman of the Board of Directors	March 12, 2018
Daniel T. Accordino

/s/ Paul R. Flanders	Vice President, Chief Financial Officer and Treasurer	March 12, 2018
Paul R. Flanders

/s/ Jose E. Cil	Director	March 12, 2018
Jose E. Cil

/s/ Hannah S. Craven	Director	March 12, 2018
Hannah S. Craven

/s/ Matthew Dunnigan	Director	March 12, 2018
Matthew Dunnigan

/s/ Manuel A. Garcia III	Director	March 12, 2018
Manuel A. Garcia III

/s/ Lawrence E. Hyatt	Director	March 12, 2018
Lawrence E. Hyatt

/s/ David S. Harris	Director	March 12, 2018
David S. Harris