Form 10-K/A
period 2017-12-31
CARROLS RESTAURANT GROUP, INC.
filed 2018-03-14
CIK 809248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE

Carrols Restaurant Group, Inc. (the “Company”) is filing this Amendment No. 1 (this "Form 10-K/A") to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2018 (the “Original Filing”), solely for correcting the form of the Reports of Independent Registered Public Accounting Firm regarding its opinions on the financial statements and internal control over financial reporting which were included in the report on the date of the Original Filing.  The change to the filed copy of the Deloitte Financial Statements Opinion does not affect Deloitte’s unqualified opinion on the Company's consolidated financial statements included in the Original Filing and this Form 10-K/A, or Deloitte’s unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2017.
In addition, pursuant to the rules of the SEC, the exhibit list included in Item 15 of Part IV of the Original Filing has been amended to contain currently-dated certifications from the Company's Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of the Company's Chief Executive Officer and Chief Financial Officer are attached as exhibits to this Form 10-K/A.
For ease of reference, this Form 10-K/A amends and restates the Original Filing in its entirety, making only the amendments described above. No other amendments have been made to the Original Filing and the Company is not amending its consolidated financial statements or any other part of, or otherwise updating any other disclosures made in, the Original Filing. This Form 10-K/A speaks as of the original filing date of the Original Filing and does not reflect any events that may have occurred subsequent to the original filing date. Accordingly, this Form 10-K/A should be read in conjunction with our other filings made with the SEC subsequent to the filing of the Original Filing, including any amendments to those filings.

CARROLS RESTAURANT GROUP, INC.
FORM 10-K/A
YEAR ENDED DECEMBER 31, 2017

PART I—FINANCIAL INFORMATION
PART I
Throughout this Annual Report on Form 10-K/A, we refer to Carrols Restaurant Group, Inc. as “Carrols Restaurant Group” and, together with its consolidated subsidiary, as “we”, “our” and “us” unless otherwise indicated or the context otherwise requires. Any reference to “Carrols” refers to our wholly-owned subsidiary, Carrols Corporation, a Delaware corporation, and its consolidated subsidiary, unless otherwise indicated or the context otherwise requires. Any reference to “Carrols LLC” refers to Carrols' direct subsidiary, Carrols LLC, a Delaware limited liability company, unless otherwise indicated or the context otherwise requires.
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
In this Annual Report on Form 10-K/A, we refer to information, forecasts and statistics regarding the restaurant industry and to information, forecasts and statistics from Nation's Restaurant News, the U.S. Census Bureau and the U.S. Department of Agriculture. Any reference to BKC in this Annual Report on Form 10-K/A refers to Burger King Worldwide, Inc. and its wholly-owned subsidiaries, including Burger King Corporation, and its parent company Restaurant Brands International, Inc. Unless otherwise indicated, information regarding BKC in this Annual Report on Form 10-K/A has been made publicly available by BKC.

This 2017 Annual Report on Form 10-K/A contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements that are predictive in nature or that depend upon or refer to future events or conditions are forward-looking statements. Words such as “may”, “might”, “will”, “should”, “anticipate”, “believe”, “expect”, “intend”, “estimate”, “hope”, “plan” or similar expressions are intended to identify such forward-looking statements. In addition, expressions of our strategies, intentions or plans are also forward-looking statements. These statements reflect management's best judgment based on current views with respect to future events and are subject to risks and uncertainties, both known and unknown. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their date. Actual results could differ materially from those stated or implied in these forward-looking statements as a result of a number of factors, included but not limited to, the factors discussed in Item 1A-Risk Factors. We believe important factors that could cause actual results to differ materially from our expectations include the following, in addition to other risks and uncertainties discussed herein:

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
ITEM 1A. RISK FACTORS
You should carefully consider the risks described below, as well as other information and data included in this Annual Report on Form 10-K/A. Any of the following risks could materially adversely affect our business, consolidated financial condition or results of operations.
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

ITEM 6. SELECTED FINANCIAL DATA
The information in the following table should be read together with "Financial Statements and Supplementary Data," and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K/A. In 2014, we acquired 123 restaurants from other franchisees in five separate transactions and in 2015, we acquired 55 restaurants from other franchisees in eight separate transactions. During 2016, we acquired 56 restaurants from other franchisees in seven separate transactions and in 2017 we acquired 64 restaurants from other franchisees in three separate transactions.
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
Introduction
We are a holding company and conduct all of our operations through our direct and indirect subsidiaries, Carrols, Carrols LLC and Republic Foods, Inc., and have no assets other than the shares of capital stock of Carrols, our direct wholly-owned subsidiary. The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) is written to help the reader understand our company. The MD&A is provided as a supplement to, and should be read in conjunction with, our Consolidated Financial Statements and the accompanying consolidated financial statement footnotes appearing elsewhere in this Annual Report on Form 10-K/A. The overview provides our perspective on the individual sections of MD&A, which include the following:
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
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements and supplementary data of Carrols Restaurant Group, Inc. required by this Item are described in Item 15 of this Annual Report on Form 10-K/A and are presented beginning on page F-1.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Carrols Restaurant Group, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Carrols Restaurant Group, Inc. and subsidiary (the "Company") as of December 31, 2017, based on Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and consolidated financial statement schedule listed in the Index at Item 15(a)2 as of and for the year ended December 31, 2017, of the Company and our report dated March 12, 2018, expressed an unqualified opinion on those consolidated financial statements and consolidated financial statement schedule.

Basis of Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

ITEM 16. FORM 10-K SUMMARY
None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Carrols Restaurant Group, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Carrols Restaurant Group, Inc. and subsidiary (the "Company") as of December 31, 2017 and January 1, 2017, and the related consolidated statements of comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and consolidated financial statement schedule listed in the Index at Item 15(a)2 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and January 1, 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2018, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Rochester, New York
March 12, 2018

We have served as the Company’s auditor since 2005.

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

SIGNATURES
Pursuant to the requirements of the Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of March 2018.

CARROLS RESTAURANT GROUP, INC.

/s/ Daniel T. Accordino
(Signature)
Daniel T. Accordino Chief Executive Officer