Form 10-Q
period 2018-04-01
CARROLS RESTAURANT GROUP, INC.
filed 2018-05-09
CIK 809248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2018
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

If an emerging growth company, indicate by check mark if the to use the extended transition period for complying with any new or revised financial accounting registrant has elected not standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 4, 2018, Carrols Restaurant Group, Inc. had 36,538,903 shares of its common stock, $.01 par value, outstanding.

CARROLS RESTAURANT GROUP, INC.
FORM 10-Q
QUARTER ENDED APRIL 1, 2018

PART I—FINANCIAL INFORMATION
ITEM 1—INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CARROLS RESTAURANT GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands of dollars, except share and per share amounts)
(Unaudited)

	April 1, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$34,501	$29,412
Trade and other receivables	10,279	9,420
Inventories	8,643	9,373
Prepaid rent	5,169	5,134
Prepaid expenses and other current assets	7,701	6,622
Refundable income taxes	—	54
Total current assets	66,293	60,015
Property and equipment, net of accumulated depreciation of $296,283 and $289,760, respectively	275,931	274,098
Franchise rights, net of accumulated amortization of $102,400 and $100,615, respectively (Note 3)	150,243	152,028
Goodwill (Note 3)	36,792	36,792
Franchise agreements, at cost less accumulated amortization of $10,902 and $11,028, respectively	23,794	23,192
Favorable leases, net of accumulated amortization of $1,938 and $1,943, respectively (Note 3)	5,721	5,862
Deferred income taxes (Note 7)	27,888	27,647
Other assets	2,301	1,880
Total assets	$588,963	$581,514
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt (Note 6)	$1,842	$1,808
Accounts payable	24,860	29,245
Accrued interest	9,174	3,672
Accrued income taxes	48	—
Accrued payroll, related taxes and benefits	24,285	26,635
Accrued real estate taxes	4,593	5,269
Other liabilities	18,895	12,900
Total current liabilities	83,697	79,529
Long-term debt, net of current portion (Note 6)	282,598	278,519
Lease financing obligations	1,196	1,196
Deferred income—sale-leaseback of real estate	11,055	11,451
Accrued postretirement benefits	4,893	4,838
Unfavorable leases, net of accumulated amortization of $5,404 and $5,053, respectively (Note 3)	12,761	13,111
Other liabilities (Note 5)	25,220	23,810
Total liabilities	421,420	412,454
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, par value $.01; authorized 20,000,000 shares, issued and outstanding—100 shares	—	—
Voting common stock, par value $.01; authorized—100,000,000 shares, issued—36,538,903 and 36,158,711 shares, respectively, and outstanding—35,719,500 and 35,436,252 shares, respectively	357	354
Additional paid-in capital	146,232	144,650
Retained earnings	22,305	25,407
Accumulated other comprehensive loss	(1,210)	(1,210)
Treasury stock, at cost	(141)	(141)
Total stockholders’ equity	167,543	169,060
Total liabilities and stockholders’ equity	$588,963	$581,514

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
THREE MONTHS ENDED APRIL 1, 2018 AND APRIL 2, 2017
(In thousands of dollars, except share and per share amounts)
(Unaudited)

	Three Months Ended
	April 1, 2018	April 2, 2017
Restaurant sales	$271,586	$239,852
Costs and expenses:
Cost of sales	73,005	64,236
Restaurant wages and related expenses	91,144	81,071
Restaurant rent expense	19,974	17,597
Other restaurant operating expenses	42,839	39,195
Advertising expense	11,265	9,901
General and administrative (including stock-based compensation expense of $1,585 and $883 respectively)	16,136	15,576
Depreciation and amortization	14,250	13,151
Impairment and other lease charges (Note 4)	309	531
Total operating expenses	268,922	241,258
Income (loss) from operations	2,664	(1,406)
Interest expense	5,926	4,801
Gain on bargain purchase	(22)	—
Loss before income taxes	(3,240)	(6,207)
Benefit for income taxes (Note 7)	(138)	(611)
Net loss	$(3,102)	$(5,596)
Basic and diluted net loss per share (Note 11)	$(0.09)	$(0.16)
Shares used in computing net loss per share:
Basic and diluted weighted average common shares outstanding	35,665,811	35,384,223
Comprehensive loss, net of tax:
Net loss	$(3,102)	$(5,596)
Other comprehensive income	—	—
Comprehensive loss	$(3,102)	$(5,596)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands of dollars, except share and per share amounts)
(Unaudited)

						Accumulated
				Additional		Other		Total
	Common Stock		Preferred	Paid-In	Retained	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Stock	Capital	Earnings	Income	Stock	Equity
Balance at January 1, 2017	35,258,579	$353	$—	$141,133	$14,514	$(1,203)	$(141)	$154,656
Cumulative-effect adjustment from adoption of ASU 2016-09	—	—	—	—	3,734	—	—	3,734
Stock-based compensation	—	—	—	3,518	—	—	—	3,518
Vesting of non-vested shares and excess tax benefits	177,673	1	—	(1)	—	—	—	—
Net income	—	—	—	—	7,159	—	—	7,159
Change in postretirement benefit obligations, net of tax benefit of $4	—	—	—	—	—	(7)	—	(7)
Balance at December 31, 2017	35,436,252	354	—	144,650	25,407	(1,210)	(141)	169,060
Stock-based compensation	—	—	—	1,585	—	—	—	1,585
Vesting of non-vested shares	283,248	3	—	(3)	—	—	—	—
Net loss	—	—	—	—	(3,102)	—	—	(3,102)
Balance at April 1, 2018	35,719,500	$357	$—	$146,232	$22,305	$(1,210)	$(141)	$167,543

CARROLS RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED APRIL 1, 2018 AND APRIL 2, 2017
(In thousands of dollars)
(Unaudited)

	Three Months Ended
	April 1, 2018	April 2, 2017
Cash flows provided from operating activities:
Net loss	$(3,102)	$(5,596)
Adjustments to reconcile net income (loss) to net cash provided from operating activities:
Loss on disposals of property and equipment	75	67
Stock-based compensation	1,585	883
Gain on bargain purchase (Note 2)	(20)	—
Impairment and other lease charges	309	531
Depreciation and amortization	14,250	13,151
Amortization of deferred financing costs	300	205
Amortization of bond premium	(223)	—
Amortization of deferred gains from sale-leaseback transactions	(395)	(436)
Deferred income taxes	(138)	(611)
Changes in other operating assets and liabilities	7,197	1,802
Net cash provided from operating activities	19,838	9,996
Cash flows used for investing activities:
Capital expenditures:
New restaurant development	(7,132)	(1,846)
Restaurant remodeling	(7,054)	(5,492)
Other restaurant capital expenditures	(3,201)	(3,288)
Corporate and restaurant information systems	(541)	(1,844)
Total capital expenditures	(17,928)	(12,470)
Acquisition of restaurants, net of cash acquired (Note 2)	—	(20,373)
Properties purchased for sale-leaseback	(2,173)	—
Proceeds from sale-leaseback transactions	1,292	—
Net cash used for investing activities	(18,809)	(32,843)
Cash flows provided from financing activities:
Borrowings under senior credit facility	4,500	96,750
Repayments under senior credit facility	—	(72,750)
Principal payments on capital leases	(440)	(395)
Costs associated with financing long-term debt	—	(107)
Net cash provided from financing activities	4,060	23,498
Net increase in cash	5,089	651
Cash and cash equivalents, beginning of period	29,412	2,002
Cash and cash equivalents, end of period	$34,501	$2,653
Supplemental disclosures:
Interest paid on long-term debt	$320	$485
Interest paid on lease financing obligations	$26	$40
Accruals for capital expenditures	$3,577	$380
Non-cash reduction of lease financing obligations	$—	$1,744
Income taxes refunded	$1	$—
Capital lease obligations acquired or incurred	$—	$94

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars except share and per share amounts)

1. Basis of Presentation
Business Description. At April 1, 2018 Carrols Restaurant Group, Inc. ("Carrols Restaurant Group") operated, as franchisee, 807 restaurants under the trade name “Burger King®” in 17 Northeastern, Midwestern and Southeastern states.
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
Fiscal Year. The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. The three months ended April 1, 2018 and April 2, 2017 each contained thirteen weeks. The 2018 fiscal year will end December 30, 2018 and will contain 52 weeks.
Basis of Presentation. The accompanying unaudited condensed consolidated financial statements as of and for the three months ended April 1, 2018 and April 2, 2017 have been prepared without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission and do not include certain of the information and the footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of such unaudited consolidated financial statements have been included. The results of operations for the three months ended April 1, 2018 and April 2, 2017 are not necessarily indicative of the results to be expected for the full year.
These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2017. The December 31, 2017 consolidated balance sheet data is derived from those audited consolidated financial statements.
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
Business Combinations. In accordance with ASC 805, the Company allocates the purchase price of an acquired business to its net identifiable assets and liabilities based on the estimated fair values. The excess of the purchase price over the amount allocated to the assets and liabilities, if any, is recorded as goodwill. The excess value of the net identifiable assets and liabilities acquired over the purchase price, if any, is recorded as a bargain purchase gain. The

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars except share and per share amounts)

Company uses all available information to estimate fair values of identifiable intangible assets and property acquired. In making these determinations, the Company may engage an independent third party valuation specialist to assist with the valuation of certain leasehold improvements, franchise rights and favorable and unfavorable leases.
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

Cash and Cash Equivalents. The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. At April 1, 2018, the Company had $31.4 million invested in money market funds, which are classified as cash equivalents on the consolidated balance sheet.
Fair Value of Financial Instruments. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. In determining fair value, the accounting standards establish a three level hierarchy for inputs used in measuring fair value as follows: Level 1 inputs are quoted prices in active markets for identical assets or liabilities; Level 2 inputs are observable for the asset or liability, either directly or indirectly, including quoted prices in active markets for similar assets or liabilities; and Level 3 inputs are unobservable and reflect our own assumptions. Financial instruments include cash and cash equivalents, trade and other receivables, accounts payable and long-term debt. The carrying amounts of cash and cash equivalents, trade and other receivables and accounts payable approximate fair value because of the short-term nature of these financial instruments. The fair value of the Carrols Restaurant Group 8.0% Senior Secured Second Lien Notes due 2022 is based on a recent trading value, which is considered Level 2, and at April 1, 2018 and December 31, 2017 was approximately $286.7 million and $290.5 million, respectively.
Fair value measurements of non-financial assets and non-financial liabilities are primarily used in the impairment analysis of long-lived assets, goodwill and intangible assets. Long-lived assets and definite-lived intangible assets are measured at fair value on a nonrecurring basis using Level 3 inputs. As described in Note 4, the Company recorded long-lived asset impairment charges of $0.1 million during the three months ended April 1, 2018 and $0.4 million during the three months ended April 2, 2017.
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
In February 2016, the FASB issued ASU No. 2016-02, Leases. This ASU is intended to improve the reporting of leasing transactions to provide users of financial statements with more useful decision-making information. This ASU will require organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, using a modified retrospective approach. Early adoption is permitted. The Company is evaluating the potential impact that adoption will have on its consolidated financial statements, but expects it will have a material impact on its consolidated balance sheet as it will record the right to use assets and obligations for existing operating leases.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars except share and per share amounts)

Recently Issued Accounting Pronouncements Adopted. In May 2014, the FASB issued amended guidance for revenue recognition. The new guidance outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. Additionally, the guidance requires improved disclosure to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. The new guidance supersedes most current revenue recognition guidance, including industry-specific guidance and became effective for the Company on January 1, 2018. The new guidance did not impact the Company's recognition of revenue from Company-operated restaurant sales and did not impact the manner in which the Company recognizes revenue from its advertising fund or gift card program, as these are managed by its franchisor.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU addresses the classification of certain cash receipts and payments in the statement of cash flows in order to eliminate diversity in practice. This update is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. This new guidance did not impact the Company's consolidated financial statements and related disclosures.
2. Acquisitions
In 2012, as part of an acquisition of restaurants from Burger King Corporation ("BKC"), the Company was assigned BKC's right of first refusal on the sale of franchisee-operated restaurants in 20 states (the "ROFR"). Since the beginning of 2017, the Company has acquired an aggregate of 65 restaurants from other franchisees in the following transactions, some of which were subject to the ROFR:

Closing Date		Number of Restaurants	Purchase Price		Market Location
2017 Acquisitions:
February 28, 2017		43	$20,366		Cincinnati, Ohio
June 5, 2017	(1)	17	16,355		Baltimore, Maryland and Washington, DC
November 28, 2017		4	1,202		Maine
		64	$37,923
2018 Acquisitions:
February 13, 2018		1	—	(2)	New York
Total 2017 and 2018 Acquisitions		65	$37,923

(1)	Acquisitions resulting from the exercise of the ROFR.

(2)
The allocation of the purchase price and the resulting bargain purchase gain for this acquisition is preliminary and subject to adjustment. Specifically, the Company is finalizing the valuation of franchise rights which will impact the amount of the bargain purchase gain.

The restaurants acquired in 2017 and 2018 contributed restaurant sales of $21.4 million and $4.7 million in the three months ended April 1, 2018 and April 2, 2017, respectively. It is impracticable to disclose net earnings for the post-acquisition period for the acquired restaurants as net earnings of these restaurants were not tracked on a collective basis due to the integration of administrative functions, including field supervision.
The unaudited pro forma impact on the results of operations for the restaurants acquired in 2017 and 2018 for the three months ended April 1, 2018 and April 2, 2017 is included below. The unaudited pro forma results of operations are not necessarily indicative of the results that would have occurred had the acquisitions been consummated at the

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars except share and per share amounts)

beginning of the periods presented, nor are they necessarily indicative of any future consolidated operating results. The following table summarizes the Company's unaudited pro forma operating results:

	Three Months Ended
	April 1, 2018	April 2, 2017
Restaurant sales	$271,706	$256,403
Net loss	$(3,018)	$(4,489)
Basic and diluted net loss per share	$(0.08)	$(0.13)
This unaudited pro forma financial information does not give effect to any anticipated synergies, operating efficiencies, cost savings or any integration costs related to the acquired restaurants. The unaudited pro forma financial results exclude transaction costs recorded as general and administrative expenses of $0.1 million during the three months ended April 1, 2018 and $0.7 million during the three months ended April 2, 2017.
3. Intangible Assets
Goodwill. The Company is required to review goodwill for impairment annually, or more frequently when events and circumstances indicate that the carrying amount may be impaired. If the determined fair value of goodwill is less than the related carrying amount, an impairment loss is recognized. The Company performs its annual impairment assessment as of the last day of its fiscal year and does not believe circumstances have changed since the last assessment date which would make it necessary to reassess the value of its goodwill. There have been no recorded goodwill impairment losses during the three months ended April 1, 2018 or April 2, 2017. There have been no changes in goodwill for the three months ended April 1, 2018.
Franchise Rights. Amounts allocated to franchise rights for each acquisition of Burger King restaurants are amortized using the straight-line method over the average remaining term of the acquired franchise agreements plus one twenty-year renewal period.
The Company assesses the potential impairment of franchise rights whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If an indicator of impairment exists, an estimate of the aggregate undiscounted cash flows from the acquired restaurants is compared to the respective carrying value of franchise rights for each acquisition. If an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value. No impairment charges were recorded related to the Company’s franchise rights for the three months ended April 1, 2018 or April 2, 2017. The change in franchise rights for the three months ended April 1, 2018 is summarized below:

Balance at December 31, 2017	$152,028
Amortization expense	(1,785)
Balance at April 1, 2018	$150,243
Amortization expense related to franchise rights was $1.8 million and $1.6 million for the three months ended April 1, 2018 and April 2, 2017, respectively. The Company expects annual amortization expense to be $7.1 million in 2018 and $7.1 million in each of the following five years.
Favorable and Unfavorable Leases. Amounts allocated to favorable and unfavorable leases are being amortized using the straight-line method over the remaining terms of the underlying lease agreements as a net reduction of restaurant rent expense.
The net reduction of rent expense related to the amortization of favorable and unfavorable leases was $0.2 million for both the three months ended April 1, 2018 and April 2, 2017. The Company expects the net annual reduction of rent expense to be $0.8 million in 2018, $0.8 million in 2019, $0.7 million in 2020, $0.6 million in 2021 ,$0.6 million in 2022 and $0.7 million in 2023.

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
 During the three months ended April 1, 2018, the Company recorded impairment and other lease charges of $0.3 million which included $0.1 million of capital expenditures at previously impaired restaurants, a loss of $0.1 million associated with a sale-leaseback of a restaurant property, and $0.1 million of other lease charges associated with the closure of two underperforming restaurants.
During the three months ended April 2, 2017, the Company recorded impairment and other lease charges of $0.5 million which included $0.2 million of asset impairment charges at three underperforming restaurants and $0.1 million of other lease charges associated with three restaurants closed during the first quarter.
The following table presents the activity in the accrual for closed restaurant locations:

	Three Months Ended	Year Ended
	April 1, 2018	December 31, 2017
Balance, beginning of the period	$2,028	$1,513
Provisions for closures	87	1,174
Changes in estimates of accrued costs	(4)	81
Payments, net	(166)	(862)
Other adjustments, including the effect of discounting future obligations	33	122
Balance, end of the period	$1,978	$2,028
Changes in estimates of accrued costs primarily relate to revisions or terminations of certain closed restaurant leases, changes in assumptions for sublease income and other costs.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars except share and per share amounts)

5. Other Liabilities, Long-Term
Other liabilities, long-term, at April 1, 2018 and December 31, 2017 consisted of the following:

	April 1, 2018	December 31, 2017
Deferred rent	$14,721	$14,040
Other accrued occupancy costs	3,551	3,189
Accrued workers’ compensation and general liability claims	3,736	3,353
Deferred compensation	3,036	3,053
Other	176	175
	$25,220	$23,810
Other accrued occupancy costs above include long-term obligations pertaining to closed restaurant locations, contingent rent and unamortized lease incentives.
6. Long-term Debt
Long-term debt at April 1, 2018 and December 31, 2017 consisted of the following:

	April 1, 2018	December 31, 2017
Collateralized:
Carrols Restaurant Group 8% Senior Secured Second Lien Notes	$275,000	$275,000
Senior Credit Facility - Revolving credit borrowings	4,500	—
Capital leases	5,242	5,681
	284,742	280,681
Less: current portion of capital leases	(1,842)	(1,808)
Less: deferred financing costs	(4,496)	(4,770)
Add: bond premium	$4,194	$4,416
Total Long-term Debt	$282,598	$278,519
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
The 8% Notes are jointly and severally guaranteed, unconditionally and in full by the Company's subsidiaries which are directly or indirectly 100% owned by the Company. Separate condensed consolidating information is not included because Carrols Restaurant Group is a holding company that has no independent assets or operations. There

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars except share and per share amounts)

are no significant restrictions on the Company's ability or any of the guarantor subsidiaries' ability to obtain funds from its respective subsidiaries. All consolidated amounts in our unaudited condensed consolidated financial statements are representative of the combined guarantors.
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
Senior Credit Facility. On May 30, 2012, the Company entered into a senior credit facility, which has a maturity date of February 12, 2021, and was most recently amended on June 20, 2017 to increase the permitted indebtedness of our second lien notes to a principal amount not to exceed $300.0 million in order to provide for the additional $75.0 million of the 8% Notes issued on June 23, 2017. On January 13, 2017, the senior credit facility was amended to, among other things, provide for maximum revolving credit borrowings of up to $73.0 million (including $20.0 million available for letters of credit). The amended senior credit facility also provides for potential incremental borrowing increases of up to $25.0 million, in the aggregate. As of April 1, 2018, there were $4.5 million of revolving credit borrowings outstanding and $12.0 million of letters of credit were issued under the senior credit facility. After reserving for issued letters of credit and outstanding revolving credit borrowings, $56.5 million was available for revolving credit borrowings under the amended senior credit facility at April 1, 2018.
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
At April 1, 2018 the Company's LIBOR Rate margin was 2.75% and the Alternate Base Rate margin was 1.75% based on the Company's Adjusted Leverage Ratio at the end of the fourth quarter of 2017.
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
The amended senior credit facility contains certain covenants, including without limitation, those limiting the Company’s and its subsidiaries' ability to, among other things, incur indebtedness, incur liens, sell or acquire assets or businesses, change the character of its business in all material respects, engage in transactions with related parties, make certain investments, make certain restricted payments or pay dividends. In addition, the amended senior credit

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars except share and per share amounts)

facility requires the Company to meet certain financial ratios, including a Fixed Charge Coverage Ratio, Adjusted Leverage Ratio and First Lien Leverage Ratio (all as defined under the amended senior credit facility). The Company was in compliance with the financial covenants under its senior credit facility at April 1, 2018.
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
7. Income Taxes
The benefit for income taxes for the three months ended April 1, 2018 and April 2, 2017 was comprised of the following:

	Three Months Ended
	April 1, 2018	April 2, 2017
Current	$—	$—
Deferred	(138)	(611)
Benefit for income taxes	$(138)	$(611)
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.
The benefit for income taxes for the three months ended April 1, 2018 was derived using an estimated effective annual income tax rate for all of 2018 of 0.6%, which excludes any discrete tax adjustments and is below the statutory rate due to the effect of fixed employment tax credits on taxable income. The benefits of federal employment credits are not directly related to the amount of pre-tax income (loss) recorded in a period. Accordingly, in periods where recorded pre-tax income (loss) is relatively small, the proportional effect of these items on the effective tax rate may be significant. The income tax benefit for the three months ended April 1, 2018 contains net discrete tax adjustments of$0.1 million of tax expense.
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
As of April 1, 2018, the Company had federal net operating loss carryforwards of approximately $84.4 million which expire beginning in 2033. The Company's state net operating loss carryforwards expire beginning in 2018 through 2036.
The Company's policy is to recognize interest and/or penalties related to uncertain tax positions in income tax expense. At April 1, 2018 and December 31, 2017, the Company had no unrecognized tax benefits and no accrued interest related to uncertain tax positions. The tax years 2013 - 2017 remain open to examination by the major taxing jurisdictions to which the Company is subject. Although it is not reasonably possible to estimate the amount by which unrecognized tax benefits may increase within the next twelve months due to the uncertainties regarding the timing of examinations, the Company does not expect unrecognized tax benefits to significantly change in the next twelve months.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars except share and per share amounts)

8. Stock-Based Compensation
Stock-based compensation expense for three months ended April 1, 2018 and April 2, 2017 was $1.6 million and $0.9 million, respectively. On January 15, 2018, the Company granted 350,000 non-vested restricted shares to officers of the Company and 30,192 non-vested restricted shares to outside directors of the Company. These shares vest, become non-forfeitable and are being expensed over their three-year vesting period.
A summary of all non-vested shares activity for the three months ended April 1, 2018 was as follows:

	Shares	Weighted Average Grant Date Price
Non-vested at December 31, 2017	722,459	$12.76
Granted	380,192	13.25
Vested	(283,248)	12.52
Non-vested at April 1, 2018	819,403	$13.07
The fair value of non-vested shares is based on the closing price on the date of grant. As of April 1, 2018, the total non-vested unrecognized stock-based compensation expense was approximately $9.7 million and the remaining weighted average vesting period for non-vested shares was 2.2 years. The Company expects to record an additional $3.6 million in stock-based compensation expense related to the vesting of these awards for the remainder of 2018.
9. Commitments and Contingencies
Lease Guarantees. Fiesta Restaurant Group, Inc. ("Fiesta"), a former wholly-owned subsidiary of the Company, was spun-off in 2012 to the Company's stockholders. As of April 1, 2018, the Company is a guarantor under 27 Fiesta restaurant property leases, with lease terms expiring on various dates through 2030, and is the primary lessee on five Fiesta restaurant property leases, which it subleases to Fiesta. The Company is fully liable for all obligations under the terms of the leases in the event that Fiesta fails to pay any sums due under the lease, subject to indemnification provisions of the Separation and Distribution Agreement entered into in connection with the spin-off of Fiesta.
The maximum potential amount of future undiscounted rental payments the Company could be required to make under these leases at April 1, 2018 was $19.1 million. The obligations under these leases will generally continue to decrease over time as these operating leases expire. No payments related to these guarantees have been made by the Company to date and none are expected to be required to be made in the future. The Company has not recorded a liability for these guarantees in accordance with ASC 460 - Guarantees as Fiesta has indemnified the Company for all such obligations and the Company did not believe it was probable it would be required to perform under any of the guarantees or direct obligations.
Litigation. The Company is a party to various litigation matters that arise in the ordinary course of business. The Company does not believe that the outcome of any of these other matters meet the disclosure or recognition standards, nor will they have a material adverse effect on its consolidated financial statements.
10. Transactions with Related Parties
In connection with an acquisition of restaurants from BKC in 2012, the Company issued to BKC 100 shares of Series A Convertible Preferred Stock which is convertible into approximately 20.5% of the outstanding shares of the Company's common stock on a fully diluted basis. Pursuant to the terms of the Series A Convertible Preferred Stock, BKC also has two representatives on the Company's board of directors.
Each of the Company's restaurants operates under a separate franchise agreement with BKC. These franchise agreements generally provide for an initial term of twenty years and currently have an initial franchise fee of fifty thousand dollars. Any franchise agreement, including renewals, can be extended at the Company's discretion for an

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars except share and per share amounts)

additional 20 year term, with BKC's approval, provided that, among other things, the restaurant meets the current Burger King image standard and the Company is not in default under terms of the franchise agreement. In addition to the initial franchise fee, the Company generally pays BKC a monthly royalty at a rate of 4.5% of sales. Royalty expense was $11.6 million and $10.2 million in the three months ended April 1, 2018 and April 2, 2017, respectively.
The Company is also generally required to contribute 4% of restaurant sales from its restaurants to an advertising fund utilized by BKC for its advertising, promotional programs and public relations activities, and additional amounts for additional local advertising in markets that approve such advertising. Advertising expense associated with these expenditures was $10.9 million and $9.6 million in the three months ended April 1, 2018 and April 2, 2017, respectively.
As of April 1, 2018, the Company leased 247 of its restaurant locations from BKC and 121 of these locations are subleased by BKC from a third-party lessor. Aggregate rent under these BKC leases was $6.8 million and $6.6 million for the three months ended April 1, 2018 and April 2, 2017, respectively. The Company believes the related party lease terms have not been significantly affected by the fact that the Company and BKC are deemed to be related parties.
As of April 1, 2018, the Company owed BKC $8.4 million related to the payment of advertising, royalties and rent, which is remitted on a monthly basis.
11. Net Loss per Share
The Company applies the two-class method to calculate and present net loss per share. The Company's non-vested share awards and Series A Convertible Preferred Stock issued to BKC contain non-forfeitable rights to dividends and are considered participating securities for purposes of computing net loss per share pursuant to the two-class method. Under the two-class method, net earnings are reduced by the amount of dividends declared (whether paid or unpaid) and the remaining undistributed earnings are then allocated to common stock and participating securities, based on their respective rights to receive dividends. As the Company incurred a net loss for the three months ended April 1, 2018 and April 2, 2017 and losses are not allocated to participating securities under the two-class method, such method is not applicable for the aforementioned interim reporting periods.
Basic net loss per share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding for the reporting period. Diluted net loss per share reflects additional shares of common stock outstanding, where applicable, calculated using the treasury stock method or the two-class method.
The following table sets forth the calculation of basic and diluted net loss per share:

	Three Months Ended
	April 1, 2018	April 2, 2017
Basic net loss per share:
Net loss	$(3,102)	$(5,596)
Weighted average common shares outstanding	35,665,811	35,384,223
Basic net loss per share	$(0.09)	$(0.16)
Diluted net loss per share:
Net loss	$(3,102)	$(5,596)
Shares used in computing diluted net loss per share	35,665,811	35,384,223
Diluted net loss per share	$(0.09)	$(0.16)
Shares excluded from diluted net loss per share computations (1)	10,233,980	10,207,697

(1)	Shares issuable upon conversion of preferred stock and non-vested shares were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive.

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
As of April 1, 2018, Carrols Restaurant Group, Inc. and its consolidated subsidiaries (collectively, "Carrols Restaurant Group", the "Company", “we”, “our” or “us”) operated, as franchisee, 807 restaurants under the trade name “Burger King®” in 17 Northeastern, Midwestern and Southeastern states.
We use a 52-53 week fiscal year ending on the Sunday closest to December 31. The three months ended April 1, 2018 and April 2, 2017 each contained thirteen weeks. Our fiscal year ending December 30, 2018 will contain 52 weeks and our fiscal year ended December 31, 2017 contained 52 weeks.
Introduction
We are a holding company and conduct all of our operations through our direct and indirect subsidiaries and have no assets other than the shares of capital stock of Carrols Corporation, our direct wholly-owned subsidiary. The following Management's Discussion and Analysis of Financial Condition and Results of Operations (or "MD&A") is written to help the reader understand our company. The MD&A is provided as a supplement to, and should be read in conjunction with our unaudited interim Consolidated Financial Statements and the accompanying financial statement notes appearing elsewhere in this report and our Annual Report on Form 10-K/A for the year ended December 31, 2017. The overview provides our perspective on the individual sections of MD&A, which include the following:
Company Overview—a general description of our business and our key financial measures.
Recent and Future Events Affecting Our Results of Operations—a description of recent events that affect, and future events that may affect, our results of operations.
Results from Operations—an analysis of our results of operations for the three months ended April 1, 2018 compared to the three months ended April 2, 2017 including a review of material items and known trends and uncertainties.
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
Company Overview
We are one of the largest restaurant companies in the United States and have been operating restaurants for more than 55 years. We are the largest Burger King® franchisee in the United States, based on number of restaurants, and have operated Burger King restaurants since 1976. As of April 1, 2018, our restaurant operations consisted of 807 franchised Burger King restaurants in 17 states.
In 2012, as part of an acquisition of restaurants from Burger King Corporation ("BKC") we were assigned BKC's right of first refusal on the sale of franchisee-operated restaurants in 20 states (the "ROFR"). In the first three months of 2018 we acquired one restaurant in a negotiated transaction from a franchisee. During the year ended December 31, 2017 we acquired 64 restaurants in three separate transactions and during the year ended January 1, 2017 we acquired 56 restaurants in seven separate transactions.
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

We are presenting Adjusted EBITDA, Restaurant-Level EBITDA and Adjusted net income because we believe that they provide a more meaningful comparison than EBITDA and net income of our core business operating results, as well as with those of other similar companies. Additionally, we present Restaurant-Level EBITDA because it excludes the impact of general and administrative expenses and other income or expense, which are not directly related to restaurant-level operations. Management believes that Adjusted EBITDA and Restaurant-Level EBITDA, when viewed with our results of operations in accordance with GAAP and the accompanying reconciliations on page 25, provide useful information about operating performance and period-over-period growth, and provide additional information that is useful for evaluating the operating performance of our core business without regard to potential distortions. Additionally, management believes that Adjusted EBITDA and Restaurant-Level EBITDA permit investors to gain an understanding of the factors and trends affecting our ongoing cash earnings, from which capital investments are made and debt is serviced.
However, EBITDA, Adjusted EBITDA, Restaurant-Level EBITDA and Adjusted net income are not measures of financial performance or liquidity under GAAP and, accordingly, should not be considered as alternatives to net income, income from operations or cash flow from operating activities as indicators of operating performance or liquidity. Also, these measures may not be comparable to similarly titled captions of other companies. For the reconciliation between net income to EBITDA, Adjusted EBITDA and Adjusted net income and the reconciliation of income from operations to Restaurant-Level EBITDA, see page 25.
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
From the beginning of 2017 through April 1, 2018, we have acquired 65 restaurants from other franchisees in the following transactions ($ in thousands):

Closing Date		Number of Restaurants	Purchase Price	Market Location
2017 Acquisitions:
February 28, 2017		43	$20,366	Cincinnati, Ohio
June 5, 2017	(1)	17	16,355	Baltimore, Maryland and Washington, DC
November 28, 2017		4	1,202	Maine
		64	36,721
2018 Acquisitions:
February 13, 2018	(2)	1	—	New York
Total 2017 and 2018 Acquisitions		65	$36,721

(1)	Acquisitions resulting from the exercise of our ROFR.

(2)
The allocation of the purchase price and the resulting bargain purchase gain for this acquisition is preliminary and subject to adjustment. Specifically, we are finalizing the valuation of franchise rights which will impact the amount of the bargain purchase gain.

The unaudited pro forma impact on the results of operations for the 2017 and 2018 acquisitions is included below. The unaudited pro forma results of operations are not necessarily indicative of the results that would have occurred had the acquisitions been consummated at the beginning of the period presented, nor are they necessarily indicative of any future consolidated operating results. This unaudited pro forma financial information does not give effect to any anticipated synergies, operating efficiencies or cost savings or any transaction costs related to the 2017 or 2018 acquired restaurants. The following table summarizes certain unaudited pro forma financial information related to our operating results for the three months ended April 1, 2018:

	Three Months Ended
	April 1, 2018	April 2, 2017
Restaurant sales	$271,706	$256,403
Income from operations	$2,771	$379
Adjusted EBITDA	$18,915	$15,544
Capital Expenditures and Remodeling Commitment with BKC
Under our operating agreement with BKC, until we exceed operating 1,000 Burger King restaurants, a minimum of 10% of our annual new restaurant growth (including acquisitions) must come from the development of new Burger King restaurants (which includes restaurants we relocate within their market area). In 2018, we anticipate opening 10 to 15 new restaurants and expect to be remain in compliance with this commitment at the end of 2018.
In 2018, we expect that capital expenditures before discretionary growth-related expenditures (i.e. new restaurant development and acquisitions) will be $50 million to $60 million, although the actual amount of capital expenditures may differ from these estimates. Capital expenditures in 2018 include remodeling 30 to 35 restaurants to the BKC 20/20 image standard. In addition, capital expenditures for constructing 10 to 15 new restaurants, of which 2 or 3 restaurants may be relocated within their respective markets, and remaining costs from 2017 construction late in the year are expected to be $15 million to $25 million. We will review on an ongoing basis our future remodel and development plans in relation to our available capital resources and alternate investment opportunities. At April 1, 2018 we had 620 restaurants with the 20/20 restaurant image, which included restaurants converted prior to our acquisition.
Effect of Tax Law Changes
The Tax Cuts and Jobs Act of 2017, which we refer to as the "Act", was enacted on December 22, 2017. The Act made significant changes to the Federal tax code, including a reduction in the statutory Federal income tax rate from 35% to 21%.
Refinancing of Indebtedness and Amendment to Our Senior Credit Facility
On June 23, 2017, we issued an additional $75 million principal amount of 8% Notes at a premium of 106.5% in a private placement and used a portion of the net proceeds to repay all of our revolving credit borrowings under our amended senior credit facility and to pay related fees and expenses. We received net proceeds of approximately $35.5 million from the offering to be used for working capital and general corporate purposes, including future restaurant acquisitions.
On June 20, 2017, we entered into an amendment to our senior credit facility to increase the permitted indebtedness for our second lien notes to a principal amount not to exceed $300.0 million in order to provide for the additional $75 million of 8% Notes issued on June 23, 2017.
Previously, on January 13, 2017, we entered into an amendment to our senior credit facility to, among other things, increase the maximum revolving credit borrowings by $18.0 million to a total of $73.0 million.
Future Restaurant Closures
We evaluate the performance of our restaurants on an ongoing basis including an assessment of the current and future operating results of the restaurant in relation to its cash flow and future occupancy costs, and with regard to franchise agreement renewals, the cost of required capital improvements. We may elect to close restaurants based on these evaluations.
In the first three months of 2018 we closed 3 restaurants. We currently anticipate closing 20 to 25 restaurants in 2018 at or near the end of their respective lease term, excluding any restaurants being relocated within their trade area.
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
Effect of Minimum Wage Increases
Certain of the states and municipalities in which we operate have increased their minimum wage rates for 2018 and in many cases have also approved additional increases for future periods. Most notably, New York State has increased the minimum wage applicable to our business to $11.75 an hour in 2018 (from $10.75 an hour in 2017) with subsequent annual increases reaching $15.00 an hour by July 1, 2021. Since 2015, we have been receiving New York State minimum wage tax credits that partially offset these additional labor costs. These tax credits diminish over the next few years but currently total approximately $500,000 per year. We had 129 restaurants in New York State at April 1, 2018. We typically attempt to offset the effects of wage inflation, at least in part, through periodic menu price increases. However, no assurance can be given that we will be able to offset these wage increases in the future.
Results of Operations
Three Months Ended April 1, 2018 Compared to Three Months Ended April 2, 2017

The following table highlights the key components of sales and the number of restaurants in operation for the quarter ended April 1, 2018 as compared to the quarter ended April 2, 2017:

		Three Months Ended
		April 1, 2018	April 2, 2017
Restaurant Sales		271,586	239,852
Change in Comparable Restaurant Sales %		6.2%	(0.6)%

Restaurants operating at beginning of period		807	753
New restaurants opened, including relocations	(1)	2	1
Restaurants acquired		1	43
Restaurants closed	(1)	(3)	(9)
Restaurants operating at end of period		807	788
(1) For the three months ended April 2, 2017, new restaurants opened include one restaurant relocated with its market area and closed restaurants include one restaurant closed as a result of relocation.
The following table sets forth, for the three months ended April 1, 2018 and April 2, 2017, selected operating results as a percentage of total restaurant sales:

	Three Months Ended
	April 1, 2018	April 2, 2017
Costs and expenses (all restaurants):
Cost of sales	26.9%	26.8%
Restaurant wages and related expenses	33.6%	33.8%
Restaurant rent expense	7.4%	7.3%
Other restaurant operating expenses	15.8%	16.3%
Advertising expense	4.1%	4.1%
General and administrative	5.9%	6.5%
Restaurant Sales. Total restaurant sales in the first quarter of 2018 increased 13.2% to $271.6 million from $239.9 million in the first quarter of 2017. Our comparable restaurant sales increased 6.2% over the prior year quarter consisting of an increase in average check of 5.9%, including a 3.3% price increase since the beginning of 2017, and an increase customer traffic of 0.3%. Restaurant sales also increased due to restaurants acquired since the beginning of 2017 which added $21.4 million of restaurant sales and new restaurants opened since the fourth quarter of 2017 that contributed $3.9 million of restaurant sales.
Comparable restaurant sales decreased 0.6% in the first quarter of 2017 as an increase in average check of 2.6% was more than offset by a decrease in customer traffic of 3.2%. The effect in the first quarter of 2017 from menu price increases taken since the beginning of 2016 was approximately 1.8%.
Operating Costs and Expenses (percentages stated as a percentage of total restaurant sales). Cost of sales increased to 26.9% in the first quarter of 2018 from 26.8% in the first quarter of 2017 due primarily to an increase in commodity costs (0.7%) which included a 6.3% increase in beef costs compared to the prior year, higher promotional discounting (0.2%), and the effect of higher cost menu items (0.1%) partially offset by menu price increases taken since the beginning of 2017 (0.9%).
Restaurant wages and related expenses decreased to 33.6% in the first quarter of 2018 from 33.8% in the first quarter of 2017 due primarily to the leveraging of fixed management wages (0.2%) on higher sales, increased productivity and lower medical claims (0.2%) offset in part by the effect of hourly labor rate increases of 6%, including minimum wage increases, over the prior year.
Other restaurant operating expenses decreased to 15.8% in the first quarter of 2018 from 16.3% in the first quarter of 2017 due primarily to leveraging of sales increases, lower repair and maintenance expenditures at our restaurants acquired in 2017 and 2016 (0.1%), and lower electricity costs (0.2%), partly offset by pre-opening costs for our new restaurants.
Advertising expense was 4.1% in both the first three months of 2018 and 2017.
Restaurant rent expense increased to 7.4% in the first quarter of 2018 from 7.3% in the first quarter of 2017 due to higher contingent rent resulting from higher sales volumes.
Restaurant-Level EBITDA. As a result of the factors discussed above, Restaurant-Level EBITDA increased $5.5 million, or 19.8%, to $33.4 million in the first quarter of 2018, and as a percentage of total restaurant sales, increased to 12.3% in the first quarter of 2018 from 11.6% in the prior year period. For a reconciliation between Restaurant-Level EBITDA and income (loss) from operations see page 25.
General and Administrative Expenses. General and administrative expenses increased $0.6 million in the first quarter of 2018 to $16.1 million, and as a percentage of total restaurant sales, decreased to 5.9% in the first quarter of 2018 from 6.5% in the first quarter of 2017 due to the leveraging of increased sales. The increase in general and administrative expense is primarily due to higher stock-based compensation expense of $0.7 million, higher administrative bonus accruals of $0.3 million and additional field management and training costs related to the 2017 acquisitions partially offset by lower acquisition costs of $0.6 million and lower legal and professional fees of $0.5 million.
Adjusted EBITDA. As a result of the factors above, Adjusted EBITDA increased to $18.9 million in the first quarter of 2018 from $13.9 million in the first quarter of 2017, and as a percentage of total restaurant sales, increased to 7.0% in the first quarter of 2018 from 5.8% in the prior year period. For a reconciliation between net loss and EBITDA and Adjusted EBITDA see page 25.
Depreciation and Amortization Expense. Depreciation and amortization expense increased $1.1 million to $14.3 million in the first quarter of 2018 from $13.2 million in the first quarter of 2017 due primarily to our new restaurant development, remodeling initiatives and acquisition of restaurants in 2017.
Impairment and Other Lease Charges. Impairment and other lease charges were $0.3 million in the first quarter of 2018 due primarily to $0.1 million of asset impairment charges on previously impaired restaurants and $0.1 million of other lease charges associated with changes in estimates of costs related to previously closed restaurants and a $0.1 million non-cash loss on a sale-leaseback transaction.
During the three months ended April 2, 2017, the Company recorded impairment and other lease charges of $0.5 million resulting from asset impairment charges of $0.2 million at three underperforming restaurants, $0.1 million for capital expenditures at previously impaired restaurants and other lease charges of $0.1 million associated with three restaurants closed during the quarter.
Interest Expense. Interest expense increased to $5.9 million in the first quarter of 2018 from $4.8 million in the first quarter of 2017 due to additional interest from the issuance of $75.0 million principal of 8% Notes in June 2017. The weighted average interest rate on our long-term debt, excluding lease financing obligations, was 7.9% in the first quarter of 2018 and 7.6% in the first quarter of 2017.
Benefit for Income Taxes. The benefit for income taxes for the three months ended April 1, 2018 was derived using an estimated effective annual income tax rate for all of 2018 of 0.6%, which is lower than the statutory rate due to the effect of fixed tax credits relative to our estimated 2018 pre-tax income as the benefits of these credits are not directly related to the amount of pre-tax income (loss) reported in the period. The benefit for income taxes for the three months ending April 2, 2017 was derived using an estimated effective annual tax rate for all of 2017 of 19.0%, which excludes net discrete tax adjustments of $0.6 million of tax expense.

The reduction in the effective tax rate as compared to the prior year reflects the estimated impact of the Tax Cuts and Jobs Act of 2017 (the “Act”) enacted on December 22, 2017.  The Act makes significant changes to the Federal tax code including a reduction in the Federal income tax rate statutory rate from 35% to 21% effective January 1, 2018.
Net Loss. As a result of the above, the net loss for the first quarter of 2018 was $3.1 million, or $0.09 per diluted share, compared to the net loss in the first quarter of 2017 of $5.6 million, or $0.16 per diluted share.
Reconciliations of net loss to EBITDA, Adjusted EBITDA and Adjusted net loss, and income (loss) from operations to Restaurant-Level EBITDA for the three months ended April 1, 2018 and April 2, 2017 are as follows (in thousands, except for per share data):

	Three Months Ended
Reconciliation of EBITDA and Adjusted EBITDA:	April 1, 2018	April 2, 2017
Net loss	$(3,102)	$(5,596)
Benefit for income taxes	(138)	(611)
Interest expense	5,926	4,801
Gain on bargain purchase	(22)	—
Depreciation and amortization	14,250	13,151
EBITDA	16,914	11,745
Impairment and other lease charges	309	531
Acquisition costs (1)	105	718
Stock-based compensation expense	1,585	883
Adjusted EBITDA	$18,913	$13,877

Reconciliation of Restaurant-Level EBITDA:
Income (loss) from operations	$2,664	$(1,406)
Add:
General and administrative expenses	16,136	15,576
Depreciation and amortization	14,250	13,151
Impairment and other lease charges	309	531
Restaurant-Level EBITDA	$33,359	$27,852

Reconciliation of Adjusted net income:
Net loss	$(3,102)	$(5,596)
Add:
Impairment and other lease charges	309	531
Gain on bargain purchase	(22)	—
Acquisition costs (1)	105	718
Income tax effect on above adjustments (2)	(82)	(475)
Adjusted net loss	$(2,792)	$(4,822)
Adjusted diluted net loss per share (3)	$(0.08)	$(0.14)

(1)	Acquisition costs include legal and professional fees incurred in connection with restaurant acquisitions, which were included in general and administrative expense.

(2)
The income tax effect related to the adjustments for impairment and other lease charges and acquisition costs during the periods presented was calculated using an effective income tax rate of 21% for the three months ended April 1, 2018 and 38% for the three months ended April 2, 2017.

(3)	Adjusted diluted net loss per share is calculated based on Adjusted net loss and the dilutive weighted average common shares outstanding for the respective periods, where applicable.
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
On June 20, 2017, we entered into an amendment to our senior credit facility to, among other things, increase the permitted indebtedness of our 8% Notes to a principal amount not to exceed $300.0 million in order to provide for the additional $75 million of the 8% Notes issued on June 23, 2017. On January 13, 2017, we entered into an amendment to our senior credit facility to, among other things, increase the maximum revolving credit borrowings by $18.0 million to a total of $73.0 million.
Interest payments under our debt obligations, capital expenditures including our remodeling initiatives, payments of royalties and advertising to BKC and payments related to our lease obligations represent significant liquidity requirements for us, as well as any discretionary expenditures for the acquisition or development of additional Burger King restaurants. We believe our cash balances, cash generated from our operations and availability of revolving credit borrowings under our amended senior credit facility will provide sufficient cash availability to cover our anticipated working capital needs, capital expenditures and debt service requirements for the next twelve months.
Operating Activities. Net cash provided from operating activities in the first three months of 2018 increased to $19.8 million from $10.0 million in the first three months of 2017 due primarily to an increase in cash from changes in the components of net working capital of $5.4 million and an increase in Adjusted EBITDA of $5.0 million.
Investing Activities. Net cash used for investing activities in the first three months of 2018 and 2017 was $18.8 million and $32.8 million, respectively. In first three months of 2017 we acquired 43 restaurants for a total cash purchase price of $20.4 million.
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

The following table sets forth our capital expenditures for the periods presented (in thousands of dollars):

Three Months Ended April 1, 2018
New restaurant development	$7,132
Restaurant remodeling	7,054
Other restaurant capital expenditures	3,201
Corporate and restaurant information systems	541
Total capital expenditures	$17,928
Three Months Ended April 2, 2017
New restaurant development	$1,846
Restaurant remodeling	5,492
Other restaurant capital expenditures	3,288
Corporate and restaurant information systems	1,844
Total capital expenditures	$12,470
Investing activities in the first three months of 2018 included $2.2 million for the purchase of two operating restaurant properties to be sold in sale-leaseback transactions and proceeds from sale-leaseback transactions of $1.3 million.
Financing Activities. Net cash provided from financing activities in the first three months of 2018 was $4.1 million due primarily to revolving credit borrowings of $4.5 million net of principal payments on capital leases of $0.4 million. Net cash used for financing activities in the first three months of 2017 was $23.5 million due primarily due net revolving credit borrowings of $24.0 million offset by principal payments on capital leases of $0.4 million.
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
Senior Credit Facility. On May 30, 2012, we entered into a senior credit facility, which was most recently amended on June 20, 2017 to increase the permitted indebtedness of our second lien notes to a principal amount not to exceed $300.0 million in order to provide for the additional $75 million principal amount of the 8% Notes issued on June 23, 2017. Previously, on January 13, 2017, we entered into an amendment to our senior credit facility to, among other things, increase maximum revolving credit borrowings to $73.0 million (including $20.0 million available for letters of credit). The amended senior credit facility also provides for potential incremental borrowing increases of up to $25.0 million, in the aggregate. As of April 1, 2018, there were $4.5 million of revolving credit borrowings outstanding and $12.0 million of letters of credit were issued under the senior credit facility. After reserving for outstanding revolving credit borrowings and issued letters of credit, $56.5 million was available for revolving credit borrowings under the amended senior credit facility at April 1, 2018.
Borrowings under the senior credit facility bear interest at a rate per annum, at our option, of:
(i) the Alternate Base Rate plus the applicable margin of 1.75% to 2.75% based on our Adjusted Leverage Ratio, or
(ii) the LIBOR Rate plus the applicable margin of 2.75% to 3.75% based on our Adjusted Leverage Ratio (all terms as defined under the senior credit facility).
At April 1, 2018 our LIBOR Rate margin was 2.75% and the Alternate Base Rate margin was 1.75% based on our Adjusted Leverage Ratio at the end of the fourth quarter of 2017.
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
The amended senior credit facility contains certain covenants, including without limitation, those limiting our and our subsidiaries' ability to, among other things, incur indebtedness, incur liens, sell or acquire assets or businesses, change the character of its business in all material respects, engage in transactions with related parties, make certain investments, make certain restricted payments or pay dividends. In addition, the amended senior credit facility requires us to meet certain financial ratios, including a Fixed Charge Coverage Ratio, Adjusted Leverage Ratio and First Lien Leverage Ratio (all as defined under the amended senior credit facility). We were in compliance with the financial covenants under our senior credit facility at April 1, 2018.
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
Contractual Obligations
A table of our contractual obligations as of December 31, 2017 was included in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2017. There have been no significant changes to our contractual obligations during the three months ended April 1, 2018.
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
Application of Critical Accounting Policies
Our unaudited interim consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in the “Significant Accounting Policies” footnote in the notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2017. Critical accounting estimates are those that require application of management’s most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. There have been no material changes affecting our critical accounting policies previously disclosed in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2017.
Forward Looking Statements
This Quarterly Report on Form 10-Q contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements that are predictive in nature or that depend upon or refer to future events or conditions are forward-looking statements. These statements are often identified by the words “may”, “might", “will”, “should”, “anticipate”, “believe”, “expect”, “intend”, “estimate”, “hope”, “plan” or similar expressions. In addition, expressions of our strategies, intentions or plans are also forward looking statements. These statements reflect management’s current views with respect to future events and are subject to risks and uncertainties, both known and unknown. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their date. There are important factors that could cause actual results to differ materially from those in forward-looking statements, many of which are beyond our control. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected or implied in the forward-looking statements. We have identified significant factors that could cause actual results to differ materially from those stated or implied in the forward-looking statements. We believe important factors that could cause actual results to differ materially from our expectations include the following, in addition to other risks and uncertainties discussed herein and in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2017:

•	Effectiveness of the Burger King® advertising programs and the overall success of the Burger King brand;

•	Increases in food costs and other commodity costs;

•	Competitive conditions, including pricing pressures, couponing, aggressive marketing and the potential impact of competitors new unit openings on sales of our restaurants;

•	Our ability to integrate any restaurants we acquire;

•	Regulatory factors;

•	Environmental conditions and regulations;

•	General economic conditions, particularly in the retail sector;

•	Weather conditions;

•	Fuel prices;

•	Significant disruptions in service or supply by any of our suppliers or distributors;

•	Changes in consumer perception of dietary health and food safety;

•	Labor and employment benefit costs, including the effects of minimum wage increases, health care reform and changes in the Fair Labor Standards Act;

•	The outcome of pending or future legal claims or proceedings;

•	Our ability to manage our growth and successfully implement our business strategy;

•	Our inability to service our indebtedness;

•	Our borrowing costs and credit ratings, which may be influenced by the credit ratings of our competitors;

•	The availability and terms of necessary or desirable financing or refinancing and other related risks and uncertainties; and

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

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes from the information presented in Item 7A included in our Annual Report on Form 10-K/A for the year ended December 31, 2017 with respect to our market risk sensitive instruments.
A 1% change in interest rates would have resulted in a nominal change to interest expense for the three months ended April 1, 2018 and a $0.1 million change to interest expense for the three months ended April 2, 2017.
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
Evaluation of Disclosure Controls and Procedures. We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 1, 2018.
No change occurred in our internal control over financial reporting during the first quarter of 2018 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
We are a party to various litigation matters that arise in the ordinary course of business. We do not believe that the outcome of any of these other matters meet the disclosure or recognition standards, nor will they have a material adverse effect on our consolidated financial statements.
Item 1A. Risk Factors
Part I-Item 1A of Annual Report on Form 10-K/A for the fiscal year ended December 31, 2017 describes important factors that could materially adversely affect our business, consolidated financial condition or results of operations or cause our operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-Q or presented elsewhere by management from time-to-time. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2017.
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

CARROLS RESTAURANT GROUP, INC.

Date: May 9, 2018	/s/ Daniel T. Accordino
(Signature)
Daniel T. Accordino Chief Executive Officer

Date: May 9, 2018	/s/ Paul R. Flanders
(Signature)
Paul R. Flanders Vice President – Chief Financial Officer and Treasurer