Form 10-Q
period 2018-07-01
CARROLS RESTAURANT GROUP, INC.
filed 2018-08-09
CIK 809248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2018
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

If an emerging growth company, indicate by check mark if the to use the extended transition period for complying with any new or revised financial accounting registrant has elected not standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 1, 2018, Carrols Restaurant Group, Inc. had 36,538,903 shares of its common stock, $.01 par value, outstanding.

CARROLS RESTAURANT GROUP, INC.
FORM 10-Q
QUARTER ENDED JULY 1, 2018

PART I—FINANCIAL INFORMATION
ITEM 1—INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CARROLS RESTAURANT GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands of dollars, except share and per share amounts)
(Unaudited)

	July 1, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$38,165	$29,412
Trade and other receivables	11,203	9,420
Inventories	8,367	9,373
Prepaid rent	5,235	5,134
Prepaid expenses and other current assets	7,006	6,622
Refundable income taxes	29	54
Total current assets	70,005	60,015
Property and equipment, net of accumulated depreciation of $308,918 and $289,760, respectively	272,972	274,098
Franchise rights, net of accumulated amortization of $104,183 and $100,615, respectively (Note 3)	148,750	152,028
Goodwill (Note 3)	36,792	36,792
Franchise agreements, at cost less accumulated amortization of $11,304 and $11,028, respectively	23,534	23,192
Favorable leases, net of accumulated amortization of $2,076 and $1,943, respectively (Note 3)	5,584	5,862
Deferred income taxes (Note 7)	27,533	27,647
Other assets	2,310	1,880
Total assets	$587,480	$581,514
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt (Note 6)	$1,875	$1,808
Accounts payable	22,835	29,245
Accrued interest	3,672	3,672
Accrued payroll, related taxes and benefits	26,961	26,635
Accrued real estate taxes	5,369	5,269
Other liabilities	13,909	12,900
Total current liabilities	74,621	79,529
Long-term debt, net of current portion (Note 6)	277,665	278,519
Lease financing obligations	3,734	1,196
Deferred income—sale-leaseback of real estate	10,660	11,451
Accrued postretirement benefits	4,947	4,838
Unfavorable leases, net of accumulated amortization of $5,752 and $5,053, respectively (Note 3)	12,412	13,111
Other liabilities (Note 5)	26,725	23,810
Total liabilities	410,764	412,454
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, par value $.01; authorized 20,000,000 shares, issued and outstanding—100 shares	—	—
Voting common stock, par value $.01; authorized—100,000,000 shares, issued—36,538,903 and 36,158,711 shares, respectively, and outstanding—35,722,838 and 35,436,252 shares, respectively	358	354
Additional paid-in capital	147,616	144,650
Retained earnings	30,093	25,407
Accumulated other comprehensive loss	(1,210)	(1,210)
Treasury stock, at cost	(141)	(141)
Total stockholders’ equity	176,716	169,060
Total liabilities and stockholders’ equity	$587,480	$581,514

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE AND SIX MONTHS ENDED JULY 1, 2018 AND JULY 2, 2017
(In thousands of dollars, except share and per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Restaurant sales	$303,050	$279,478	$574,636	$519,330
Costs and expenses:
Cost of sales	81,917	78,724	154,922	142,960
Restaurant wages and related expenses	96,954	87,948	188,098	169,019
Restaurant rent expense	19,879	18,892	39,853	36,489
Other restaurant operating expenses	44,589	41,910	87,428	81,105
Advertising expense	12,356	11,431	23,621	21,332
General and administrative (including stock-based compensation expense of $1,385, $903, $2,970 and $1,786 respectively)	16,020	14,411	32,156	29,987
Depreciation and amortization	14,621	13,366	28,871	26,517
Impairment and other lease charges (Note 4)	2,881	432	3,190	963
Other expense (income), net	—	29	—	29
Total operating expenses	289,217	267,143	558,139	508,401
Income from operations	13,833	12,335	16,497	10,929
Interest expense	5,917	5,029	11,843	9,830
Gain on bargain purchase (Note 2)	(208)	—	(230)	—
Income before income taxes	8,124	7,306	4,884	1,099
Provision for income taxes (Note 7)	336	1,267	198	656
Net income	$7,788	$6,039	$4,686	$443
Basic and diluted net income per share (Note 11)	$0.17	$0.13	$0.10	$0.01
Shares used in computing net income per share:
Basic and diluted weighted average common shares outstanding	35,720,243	35,415,416	35,693,027	35,399,820
Diluted weighted average common shares outstanding	45,201,266	44,941,819	45,234,604	44,980,576
Comprehensive income, net of tax:
Net income	$7,788	$6,039	$4,686	$443
Other comprehensive income	—	—	—	—
Comprehensive income	$7,788	$6,039	$4,686	$443

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands of dollars, except share and per share amounts)
(Unaudited)

						Accumulated
				Additional		Other		Total
	Common Stock		Preferred	Paid-In	Retained	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Stock	Capital	Earnings	Loss	Stock	Equity
Balance at January 1, 2017	35,258,579	$353	$—	$141,133	$14,514	$(1,203)	$(141)	$154,656
Cumulative-effect adjustment from adoption of ASU 2016-09	—	—	—	—	3,734	—	—	3,734
Stock-based compensation	—	—	—	3,518	—	—	—	3,518
Vesting of non-vested shares and excess tax benefits	177,673	1	—	(1)	—	—	—	—
Net income	—	—	—	—	7,159	—	—	7,159
Change in postretirement benefit obligations, net of tax benefit of $4	—	—	—	—	—	(7)	—	(7)
Balance at December 31, 2017	35,436,252	354	—	144,650	25,407	(1,210)	(141)	169,060
Stock-based compensation	—	—	—	2,970	—	—	—	2,970
Vesting of non-vested shares and excess benefits	286,586	4	—	(4)	—	—	—	—
Net income	—	—	—	—	4,686	—	—	4,686
Balance at July 1, 2018	35,722,838	$358	$—	$147,616	$30,093	$(1,210)	$(141)	$176,716

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JULY 1, 2018 AND JULY 2, 2017
(In thousands of dollars)
(Unaudited)

	Six Months Ended
	July 1, 2018	July 2, 2017
Cash flows provided from operating activities:
Net income	$4,686	$443
Adjustments to reconcile net income to net cash provided from operating activities:
Loss on disposals of property and equipment	209	479
Stock-based compensation	2,970	1,786
Gain on bargain purchase (Note 2)	(230)	—
Impairment and other lease charges	3,190	963
Depreciation and amortization	28,871	26,517
Amortization of deferred financing costs	601	437
Amortization of bond premium	(449)	(24)
Amortization of deferred gains from sale-leaseback transactions	(790)	(839)
Deferred income taxes	38	656
Changes in other operating assets and liabilities	(269)	(1,689)
Net cash provided from operating activities	38,827	28,729
Cash flows used for investing activities:
Capital expenditures:
New restaurant development	(12,157)	(2,606)
Restaurant remodeling	(10,995)	(12,681)
Other restaurant capital expenditures	(7,973)	(7,810)
Corporate and restaurant information systems	(1,338)	(3,717)
Total capital expenditures	(32,463)	(26,814)
Acquisition of restaurants, net of cash acquired (Note 2)	—	(36,563)
Properties purchased for sale-leaseback	(2,123)	—
Proceeds from sale-leaseback transactions	2,862	2,717
Net cash used for investing activities	(31,724)	(60,660)
Cash flows provided from financing activities:
Proceeds from issuance of 8% senior secured second lien notes	—	79,875
Borrowings under senior credit facility	4,500	183,250
Repayments under senior credit facility	(4,500)	(196,750)
Proceeds from lease financing obligations	2,692	—
Principal payments on capital leases	(888)	(804)
Costs associated with financing long-term debt	(154)	(1,921)
Net cash provided from financing activities	1,650	63,650
Net increase in cash	8,753	31,719
Cash and cash equivalents, beginning of period	29,412	2,002
Cash and cash equivalents, end of period	$38,165	$33,721
Supplemental disclosures:
Interest paid on long-term debt	$11,639	$9,198
Interest paid on lease financing obligations	$52	$66
Accruals for capital expenditures	$3,230	$1,992
Non-cash reduction of lease financing obligations	$—	$1,744
Income taxes paid	$(133)	$—
Capital lease obligations acquired or incurred	$—	$277

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars except share and per share amounts)

1. Basis of Presentation
Business Description. At July 1, 2018 Carrols Restaurant Group, Inc. ("Carrols Restaurant Group") operated, as franchisee, 807 restaurants under the trade name “Burger King®” in 17 Northeastern, Midwestern and Southeastern states.
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
Fiscal Year. The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. The three and six months ended July 1, 2018 and July 2, 2017 each contained thirteen and twenty-six weeks, respectively. The 2018 fiscal year will end December 30, 2018 will contain 52 weeks.
Basis of Presentation. The accompanying unaudited condensed consolidated financial statements as of and for the six months ended July 1, 2018 and July 2, 2017 have been prepared without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission and do not include certain of the information and the footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of such unaudited consolidated financial statements have been included. The results of operations for the three and six months ended July 1, 2018 and July 2, 2017 are not necessarily indicative of the results to be expected for the full year.
These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2017. The December 31, 2017 consolidated balance sheet data is derived from those audited consolidated financial statements.
Use of Estimates. The preparation of the accompanying unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates include: accrued occupancy costs, insurance liabilities, evaluation for impairment of long-lived assets and franchise rights, lease accounting matters, the valuation of acquired assets and liabilities and the valuation of deferred income tax assets. Actual results could differ from those estimates.
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

Cash and Cash Equivalents. The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. At July 1, 2018 and December 31, 2017, the Company had $36.3 million and $27.6 million, respectively, invested in money market funds, which are classified as cash equivalents on the consolidated balance sheet.
Fair Value of Financial Instruments. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. In determining fair value, the accounting standards establish a three level hierarchy for inputs used in measuring fair value as follows: Level 1 inputs are quoted prices in active markets for identical assets or liabilities; Level 2 inputs are observable for the asset or liability, either directly or indirectly, including quoted prices in active markets for similar assets or liabilities; and Level 3 inputs are unobservable and reflect the Company's own assumptions. Financial instruments include cash and cash equivalents, trade and other receivables, accounts payable and long-term debt. The carrying amounts of cash and cash equivalents, trade and other receivables and accounts payable approximate fair value because of the short-term nature of these financial instruments. The fair value of the Carrols Restaurant Group 8.0% Senior Secured Second Lien Notes due 2022 is based on a recent trading value, which is considered Level 2, and at July 1, 2018 and December 31, 2017 was approximately $287.4 million and $290.5 million, respectively.
Fair value measurements of non-financial assets and non-financial liabilities are primarily used in the impairment analysis of long-lived assets, goodwill and intangible assets. Long-lived assets and definite-lived intangible assets are measured at fair value on a nonrecurring basis using Level 3 inputs. As described in Note 4, the Company recorded long-lived asset impairment charges of $2.3 million and $2.4 million during the three and six months ended July 1, 2018 and $0.2 million and $0.6 million during the three and six months ended July 2, 2017.
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
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The ASU requires a lessee to recognize a liability for lease obligations, representing the discounted obligation to make minimum lease payments, and a corresponding right-of-use asset on the balance sheet. The ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The Company will recognize and measure leases using the required modified retrospective approach and will elect an optional practical expedient to retain the current classification of leases. The Company anticipates the ASU will have a material impact on the consolidated balance sheet due to the significance of the Company's operating lease portfolio.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars except share and per share amounts)

Recently Issued Accounting Pronouncements Adopted. In May 2014, the FASB issued amended guidance for revenue recognition. The new guidance outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. Additionally, the guidance requires improved disclosure to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. The new guidance supersedes most current revenue recognition guidance, including industry-specific guidance, and became effective for the Company on January 1, 2018. The new guidance did not impact the Company's recognition of revenue from Company-operated restaurant sales and did not impact the manner in which the Company recognizes revenue from its advertising fund or gift card program, as these are managed by its franchisor.
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

(2)
This acquisition resulted in a bargain purchase gain because the fair value of assets acquired, largely representing a franchise right asset of $290, exceeded the total fair value of consideration paid by $230. The Company recognized this gain and recorded it as "Gain on bargain purchase" in the condensed consolidated statements of comprehensive income.

The restaurants acquired in 2017 and 2018 contributed restaurant sales of $24.3 million and $45.7 million in the three and six months ended July 1, 2018 and $16.0 million and $20.6 million in the three and six months ended July 2, 2017, respectively. It is impracticable to disclose net earnings for the post-acquisition period for the acquired restaurants as net earnings of these restaurants were not tracked on a collective basis due to the integration of administrative functions, including field supervision.
The unaudited pro forma impact on the results of operations for the restaurants acquired in 2017 and 2018 for the three and six months ended July 1, 2018 and July 2, 2017 is included below. The unaudited pro forma results of operations are not necessarily indicative of the results that would have occurred had the acquisitions been consummated

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars except share and per share amounts)

at the beginning of the periods presented, nor are they necessarily indicative of any future consolidated operating results. The following table summarizes the Company's unaudited pro forma operating results:

	Three Months Ended		Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Restaurant sales	$303,050	$287,415	$574,756	$543,818
Net income	$7,855	$6,677	$4,838	$2,188
Basic and diluted net income per share	$0.17	$0.15	$0.11	$0.05
This unaudited pro forma financial information does not give effect to any anticipated synergies, operating efficiencies, cost savings or any integration costs related to the acquired restaurants. The unaudited pro forma financial results exclude transaction costs recorded as general and administrative expenses of $0.1 million and $0.2 million during the three and six months ended July 1, 2018 and $0.4 million and $1.2 million during the three and six months ended July 2, 2017.
3. Intangible Assets
Goodwill. The Company is required to review goodwill for impairment annually, or more frequently when events and circumstances indicate that the carrying amount may be impaired. If the determined fair value of goodwill is less than the related carrying amount, an impairment loss is recognized. The Company performs its annual impairment assessment as of the last day of its fiscal year and does not believe circumstances have changed since the last assessment date which would make it necessary to reassess the value of its goodwill. There have been no recorded goodwill impairment losses during the six months ended July 1, 2018 or July 2, 2017 and no changes in goodwill for the six months ended July 1, 2018.
Franchise Rights. Amounts allocated to franchise rights for each acquisition of Burger King restaurants are amortized using the straight-line method over the average remaining term of the acquired franchise agreements plus one twenty-year renewal period.
The Company assesses the potential impairment of franchise rights whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If an indicator of impairment exists, an estimate of the aggregate undiscounted cash flows from the acquired restaurants is compared to the respective carrying value of franchise rights for each acquisition. If an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value. No impairment charges were recorded related to the Company’s franchise rights for the six months ended July 1, 2018 or July 2, 2017. The change in franchise rights for the six months ended July 1, 2018 is summarized below:

Balance at December 31, 2017	$152,028
Acquisitions of restaurants (Note 2)	290
Amortization expense	(3,568)
Balance at July 1, 2018	$148,750
Amortization expense related to franchise rights was $1.8 million and $1.7 million for the three months ended July 1, 2018 and July 2, 2017, respectively and $3.6 million and $3.3 million for the six months ended July 1, 2018 and July 2, 2017, respectively. The Company expects annual amortization expense to be $7.1 million in 2018 and $7.1 million in each of the following five years.
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

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars except share and per share amounts)

The net reduction of rent expense related to the amortization of favorable and unfavorable leases was $0.2 million for both the three months ended July 1, 2018 and July 2, 2017 and $0.4 million for both the six months ended July 1, 2018 and July 2, 2017. The Company expects the net annual reduction of rent expense to be $0.8 million in 2018, $0.8 million in 2019, $0.7 million in 2020, $0.6 million in 2021, $0.6 million in 2022 and $0.7 million in 2023.
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
 During the three months ended July 1, 2018, the Company recorded impairment and other lease charges of $2.9 million which included $1.9 million related to the write-off of defective product holding unit kitchen equipment that was replaced, a loss of $0.6 million associated with a sale-leaseback of a restaurant property and $0.4 million of capital expenditures at underperforming restaurants. During the six months ended July 1, 2018, the Company also recorded impairment and other lease charges of $0.1 million associated with the closure of two underperforming restaurants.
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
The following table presents the activity in the accrual for closed restaurant locations:

	Six Months Ended	Year Ended
	July 1, 2018	December 31, 2017
Balance, beginning of the period	$2,028	$1,513
Provisions for closures	87	1,174
Changes in estimates of accrued costs	(14)	81
Payments, net	(418)	(862)
Other adjustments, including the effect of discounting future obligations	64	122
Balance, end of the period	$1,747	$2,028
Changes in estimates of accrued costs primarily relate to revisions or terminations of certain closed restaurant leases, changes in assumptions for sublease income and other costs.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars except share and per share amounts)

5. Other Liabilities, Long-Term
Other liabilities, long-term, at July 1, 2018 and December 31, 2017 consisted of the following:

	July 1, 2018	December 31, 2017
Deferred rent	$15,371	$14,040
Other accrued occupancy costs	3,321	3,189
Accrued workers’ compensation and general liability claims	4,633	3,353
Deferred compensation	3,224	3,053
Other	176	175
	$26,725	$23,810
Other accrued occupancy costs above include long-term obligations pertaining to closed restaurant locations, contingent rent and unamortized lease incentives.
6. Long-term Debt
Long-term debt at July 1, 2018 and December 31, 2017 consisted of the following:

	July 1, 2018	December 31, 2017
Collateralized:
Carrols Restaurant Group 8% Senior Secured Second Lien Notes	$275,000	$275,000
Capital leases	4,795	5,681
	279,795	280,681
Less: current portion of capital leases	(1,875)	(1,808)
Less: deferred financing costs	(4,222)	(4,770)
Add: bond premium	$3,967	$4,416
Total Long-term Debt	$277,665	$278,519
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
The 8% Notes are jointly and severally guaranteed, unconditionally and in full by the Company's subsidiaries which are directly or indirectly 100% owned by the Company. Separate condensed consolidating information is not included because Carrols Restaurant Group is a holding company that has no independent assets or operations. There are no significant restrictions on the Company's ability or any of the guarantor subsidiaries' ability to obtain funds from its respective subsidiaries. All consolidated amounts in our unaudited condensed consolidated financial statements are representative of the combined guarantors.

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
Senior Credit Facility. On May 30, 2012, the Company entered into a senior credit facility, which has a maturity date of February 12, 2021, and was most recently amended on June 20, 2017 to increase the permitted indebtedness of our second lien notes to a principal amount not to exceed $300.0 million in order to provide for the additional $75.0 million of the 8% Notes issued on June 23, 2017. On January 13, 2017, the senior credit facility was amended to, among other things, provide for maximum revolving credit borrowings of up to $73.0 million (including $20.0 million available for letters of credit). The amended senior credit facility also provides for potential incremental borrowing increases of up to $25.0 million, in the aggregate. As of July 1, 2018, there were no revolving credit borrowings outstanding and $12.0 million of letters of credit were issued under the senior credit facility. After reserving for issued letters of credit and outstanding revolving credit borrowings, $61.0 million was available for revolving credit borrowings under the amended senior credit facility at July 1, 2018.
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
At July 1, 2018 the Company's LIBOR Rate margin was 2.75% and the Alternate Base Rate margin was 1.75% based on the Company's Adjusted Leverage Ratio at the end of the first quarter of 2018.
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
The amended senior credit facility contains certain covenants, including without limitation, those limiting the Company’s and its subsidiaries' ability to, among other things, incur indebtedness, incur liens, sell or acquire assets or businesses, change the character of its business in all material respects, engage in transactions with related parties, make certain investments, make certain restricted payments or pay dividends. In addition, the amended senior credit facility requires the Company to meet certain financial ratios, including a Fixed Charge Coverage Ratio, Adjusted Leverage Ratio and First Lien Leverage Ratio (all as defined under the amended senior credit facility). The Company was in compliance with the financial covenants under its senior credit facility at July 1, 2018.

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
7. Income Taxes
The provision for income taxes for the three and six months ended July 1, 2018 and July 2, 2017 was comprised of the following:

	Three Months Ended		Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Current	$57	$—	$160	$—
Deferred	279	1,267	38	656
Provision for income taxes	$336	$1,267	$198	$656
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.
The provision for income taxes for the three and six months ended July 1, 2018 was derived using an estimated effective annual income tax rate for all of 2018 of 1.5%, which excludes any discrete tax adjustments and is below the statutory rate due to the effect of fixed employment tax credits on taxable income. The benefits of federal employment credits are not directly related to the amount of pre-tax income recorded in a period. Accordingly, in periods where recorded pre-tax income is relatively small, the proportional effect of these items on the effective tax rate may be significant. The income tax expense for the six months ended July 1, 2018 contains net discrete tax adjustments of $0.1 million of tax expense.
On December 22, 2017, the Tax Cuts and Jobs Act (the "Act") was signed into law. The Act reduces the corporate tax rate to 21% from 35% while retaining the employment tax credits the Company is eligible for. In addition, the Act provides for one hundred percent expensing of certain qualified property placed in service after September 27, 2017.
The provision for income taxes for the three and six months ended July 2, 2017 was derived using an estimated effective annual income tax rate for all of 2017 of 14.5%, which excludes any discrete tax adjustments and was below the statutory rate due to the effect of fixed employment tax credits on taxable income. The income tax expense for the six months ended July 2, 2017 contains net discrete tax adjustments of $0.6 million of income tax expense.
As of July 1, 2018, the Company had federal net operating loss carryforwards of approximately $84.4 million which expire beginning in 2033. The Company's state net operating loss carryforwards expire beginning in 2018 through 2036.
The Company's policy is to recognize interest and/or penalties related to uncertain tax positions in income tax expense. At July 1, 2018 and December 31, 2017, the Company had no unrecognized tax benefits and no accrued interest related to uncertain tax positions. The tax years 2014 - 2017 remain open to examination by the major taxing jurisdictions to which the Company is subject. Although it is not reasonably possible to estimate the amount by which unrecognized tax benefits may increase within the next twelve months due to the uncertainties regarding the timing of examinations, the Company does not expect unrecognized tax benefits to significantly change in the next twelve months.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars except share and per share amounts)

8. Stock-Based Compensation
Stock-based compensation expense for three months ended July 1, 2018 and July 2, 2017 was $1.4 million and $0.9 million, respectively and was $3.0 million and $1.8 million for the six months ended July 1, 2018 and July 2, 2017, respectively.
A summary of all non-vested shares activity for the six months ended July 1, 2018 was as follows:

	Shares	Weighted Average Grant Date Price
Non-vested at December 31, 2017	722,459	$12.76
Granted	380,192	13.25
Vested	(286,586)	12.48
Non-vested at July 1, 2018	816,065	$13.09
The fair value of non-vested shares is based on the closing price on the date of grant. As of July 1, 2018, the total non-vested unrecognized stock-based compensation expense was approximately $8.5 million and the remaining weighted average vesting period for non-vested shares was 1.9 years. The Company expects to record an additional $2.4 million in stock-based compensation expense related to the vesting of these awards for the remainder of 2018.
9. Commitments and Contingencies
Lease Guarantees. Fiesta Restaurant Group, Inc. ("Fiesta"), a former wholly-owned subsidiary of the Company, was spun-off in 2012 to the Company's stockholders. As of July 1, 2018, the Company is a guarantor under 27 Fiesta restaurant property leases, with lease terms expiring on various dates through 2030, and is the primary lessee on five Fiesta restaurant property leases, which it subleases to Fiesta. The Company is fully liable for all obligations under the terms of the leases in the event that Fiesta fails to pay any sums due under the lease, subject to indemnification provisions of the Separation and Distribution Agreement entered into in connection with the spin-off of Fiesta.
The maximum potential amount of future undiscounted rental payments the Company could be required to make under these leases at July 1, 2018 was $17.9 million. The obligations under these leases will generally continue to decrease over time as these operating leases expire. No payments related to these guarantees have been made by the Company to date and none are expected to be required to be made in the future. The Company has not recorded a liability for these guarantees in accordance with ASC 460 - Guarantees as Fiesta has indemnified the Company for all such obligations and the Company did not believe it was probable it would be required to perform under any of the guarantees or direct obligations.
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
Each of the Company's restaurants operates under a separate franchise agreement with BKC. These franchise agreements generally provide for an initial term of twenty years and currently have an initial franchise fee of fifty thousand dollars. Any franchise agreement, including renewals, can be extended at the Company's discretion for an additional 20 year term, with BKC's approval, provided that, among other things, the restaurant meets the current

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars except share and per share amounts)

Burger King image standard and the Company is not in default under terms of the franchise agreement. In addition to the initial franchise fee, the Company generally pays BKC a monthly royalty at a rate of 4.5% of sales. Royalty expense was $13.0 million and $11.9 million in the three months ended July 1, 2018 and July 2, 2017, respectively and was $24.5 million and $22.1 million in the six months ended July 1, 2018 and July 2, 2017, respectively.
The Company is also generally required to contribute 4% of restaurant sales from its restaurants to an advertising fund utilized by BKC for its advertising, promotional programs and public relations activities, and additional amounts for additional local advertising in markets that approve such advertising. Advertising expense associated with these expenditures was $12.1 million and $11.2 million in the three months ended July 1, 2018 and July 2, 2017, respectively and was $23.0 million and $20.8 million in the six months ended July 1, 2018 and July 2, 2017, respectively.
As of July 1, 2018, the Company leased 245 of its restaurant locations from BKC and 119 of these locations are subleased by BKC from a third-party lessor. Aggregate rent under these BKC leases was $6.8 million and $6.8 million for the three months ended July 1, 2018 and July 2, 2017, respectively and $13.5 million and $13.4 million in the six months ended July 1, 2018 and July 2, 2017, respectively.
The Company believes the related party lease terms have not been significantly affected by the fact that the Company and BKC are deemed to be related parties.
As of July 1, 2018, the Company owed BKC $8.3 million related to the payment of advertising, royalties and rent, which is remitted on a monthly basis.
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

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars except share and per share amounts)

The following table sets forth the calculation of basic and diluted net income per share:

	Three Months Ended		Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Basic net income per share:
Net income	$7,788	$6,039	$4,686	$443
Less: Income attributable to non-vested shares	(139)	(104)	(83)	(8)
Less: Income attributable to preferred stock	(1,596)	(1,246)	(961)	(91)
Net income available to common stockholders	$6,053	$4,689	$3,642	$344
Weighted average common shares outstanding	35,720,243	35,415,416	35,693,027	35,399,820
Basic net income per share	$0.17	$0.13	$0.10	$0.01
Diluted net income per share:
Net income	$7,788	$6,039	$4,686	$443
Shares used in computing basic net income per share	35,720,243	35,415,416	35,693,027	35,399,820
Dilutive effect of preferred stock and non-vested shares	9,481,023	9,526,403	9,541,577	9,580,756
Shares used in computing diluted net income per share	45,201,266	44,941,819	45,234,604	44,980,576
Diluted net income per share (1)	$0.17	$0.13	$0.10	$0.01

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

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
As of July 1, 2018, Carrols Restaurant Group, Inc. and its consolidated subsidiaries (collectively, "Carrols Restaurant Group", the "Company", “we”, “our” or “us”) operated, as franchisee, 807 restaurants under the trade name “Burger King®” in 17 Northeastern, Midwestern and Southeastern states.
We use a 52-53 week fiscal year ending on the Sunday closest to December 31. The three and six months ended July 1, 2018 and July 2, 2017 each contained thirteen and twenty-six weeks, respectively. Our fiscal year ending December 30, 2018 will contain 52 weeks and our fiscal year ended December 31, 2017 contained 52 weeks.
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
Results from Operations—an analysis of our results of operations for the three and six months ended July 1, 2018 compared to the three and six months ended July 2, 2017 including a review of material items and known trends and uncertainties.
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
Company Overview
We are one of the largest restaurant companies in the United States and have been operating restaurants for more than 55 years. We are the largest Burger King® franchisee in the United States, based on number of restaurants, and have operated Burger King restaurants since 1976. As of July 1, 2018, our restaurant operations consisted of 807 franchised Burger King restaurants in 17 states.
In 2012, as part of an acquisition of restaurants from Burger King Corporation ("BKC") we were assigned BKC's right of first refusal on the sale of franchisee-operated restaurants in 20 states (the "ROFR"). In the first six months of 2018 we acquired one restaurant in a negotiated transaction from a franchisee. During the year ended December 31, 2017 we acquired 64 restaurants in three separate transactions and during the year ended January 1, 2017 we acquired 56 restaurants in seven separate transactions.
The following is an overview of the key financial measures discussed in our results of operations:

•
Restaurant sales consist of food and beverage sales at our restaurants, net of discounts and excluding sales tax collected. Restaurant sales are influenced by changes in comparable restaurant sales, menu price increases, new restaurant development, acquisition of restaurants, and the closure of restaurants. Restaurants, including restaurants we acquire, are included in comparable restaurant sales after they have been open or owned for 12 months and immediately after they re-open following a remodel.

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
However, EBITDA, Adjusted EBITDA, Restaurant-Level EBITDA and Adjusted net income are not measures of financial performance or liquidity under GAAP and, accordingly, should not be considered as alternatives to net income, income from operations or cash flow from operating activities as indicators of operating performance or liquidity. Also, these measures may not be comparable to similarly titled captions of other companies. For the reconciliation between net income to EBITDA, Adjusted EBITDA and Adjusted net income and the reconciliation of income from operations to Restaurant-Level EBITDA, see page 26.
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
From the beginning of 2017 through July 1, 2018, we have acquired 65 restaurants from other franchisees in the following transactions ($ in thousands):

Closing Date		Number of Restaurants	Purchase Price	Market Location
2017 Acquisitions:
February 28, 2017		43	$20,366	Cincinnati, Ohio
June 5, 2017	(1)	17	16,355	Baltimore, Maryland and Washington, DC
November 28, 2017		4	1,202	Maine
		64	37,923
2018 Acquisitions:
February 13, 2018	(2)	1	—	New York
Total 2017 and 2018 Acquisitions		65	$37,923

(1)	Acquisitions resulting from the exercise of our ROFR.

(2)
This acquisition resulted in a bargain purchase gain because the fair value of assets acquired, largely representing a franchise right asset of $290, exceeded the the total fair value of consideration paid by $230. The Company recognized this gain and recorded it as "Gain on bargain purchase" in the condensed consolidated statements of comprehensive income.

The unaudited pro forma impact on the results of operations for the 2017 and 2018 acquisitions is included below. The unaudited pro forma results of operations are not necessarily indicative of the results that would have occurred had the acquisitions been consummated at the beginning of the periods presented, nor are they necessarily indicative of any future consolidated operating results. This unaudited pro forma financial information does not give effect to any anticipated synergies, operating efficiencies or cost savings or any transaction costs related to the 2017 or 2018 acquired restaurants. The following table summarizes certain unaudited pro forma financial information related to our operating results for the three and six months ended July 1, 2018:

	Three Months Ended		Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Restaurant sales	$303,050	$287,415	$574,756	$543,818
Income from operations	$13,919	$13,364	$16,690	$13,743
Adjusted EBITDA	$32,809	$28,424	$51,724	$43,968
Capital Expenditures
Under our operating agreement with BKC, until we exceed operating 1,000 Burger King restaurants, a minimum of 10% of our annual new restaurant growth (including acquisitions) must come from the development of new Burger King restaurants (which includes restaurants we relocate within their market area). In 2018, we anticipate opening 13 to 15 new restaurants and expect to remain in compliance with this commitment at the end of 2018.
In 2018, we expect that capital expenditures before discretionary growth-related expenditures (i.e. new restaurant development and acquisitions) will be $58 million to $62 million, although the actual amount of capital expenditures may differ from these estimates. Estimated capital expenditures in 2018 include remodeling 30 to 35 restaurants to the BKC 20/20 image standard. In addition, capital expenditures for constructing 13 to 15 new restaurants, including 2 or 3 restaurants to be relocated within their respective markets, and remaining costs from 2017 construction late last year are expected to be $20 million to $25 million. We will review our future remodel and development plans on an ongoing basis in relation to our available capital resources and alternate investment opportunities. At July 1, 2018 we had 624 restaurants with the 20/20 restaurant image, which included restaurants upgraded prior to our acquisition.
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
On June 20, 2017, we entered into an amendment to our senior credit facility to increase the permitted indebtedness for our 8% Notes to a principal amount not to exceed $300.0 million in order to provide for the additional $75 million of 8% Notes issued on June 23, 2017.
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
In the first six months of 2018 we closed 5 restaurants. We currently anticipate closing 15 to 20 restaurants in 2018 at or near the end of their respective lease term, excluding any restaurants being relocated within their trade area.
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
Effect of Minimum Wage Increases
Certain of the states and municipalities in which we operate have increased their minimum wage rates for 2018 and in many cases have also approved additional increases for future periods. Most notably, New York State has increased the minimum wage applicable to our business to $11.75 an hour in 2018 (from $10.75 an hour in 2017) with subsequent annual increases reaching $15.00 an hour by July 1, 2021. Since 2015, we have been receiving New York State minimum wage tax credits that partially offset these additional labor costs. These tax credits diminish over the next few years but currently total approximately $500,000 per year. We had 129 restaurants in New York State at July 1, 2018. We typically attempt to offset the effects of wage inflation, at least in part, through periodic menu price increases. However, no assurance can be given that we will be able to offset these wage increases in the future.
Results of Operations
Three and Six Months Ended July 1, 2018 Compared to Three and Six Months Ended July 2, 2017

The following table highlights the key components of sales and the number of restaurants in operation for the three and six month period ended July 1, 2018 as compared to the three and six month period ended July 2, 2017 (dollars in thousands):

		Three Months Ended		Six Months Ended
		July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Restaurant Sales:		$303,050	$279,478	$574,636	$519,330
Change in Comparable Restaurant Sales %		5.0%	4.6%	5.6%	2.1%

Restaurants operating at beginning of period		807	788	807	753
New restaurants opened, including relocations	(1)	2	1	4	2
Restaurants acquired		—	17	1	60
Restaurants closed	(1)	(2)	(7)	(5)	(16)
Restaurants operating at end of period		807	799	807	799
(1) In the six months ended July 2, 2017, new restaurants opened include two restaurants relocated within their market area and closed restaurants include one restaurant closed as a result of relocation.
Restaurant Sales. Comparable restaurant sales increased 5.0% in the second quarter of 2018 consisting of an increase in average check of 4.4%, including a 2.9% effect of menu price increases since the beginning of the second quarter of 2017, and an increase in customer traffic of 0.6%. Restaurant sales also reflected the acquisition of 22 restaurants since the beginning of the second quarter of 2017.
For the six months ended July 1, 2018, comparable restaurant sales increased 5.6% due to an increase in average check of 5.1% and an increase in customer traffic of 0.5%. The effect in the first six months of 2018 from menu price increases taken since the beginning of 2017 was approximately 3.1%. Restaurant sales also increased due to the 65 restaurants acquired since the beginning of 2017 which added $45.7 million of restaurant sales.
Operating Costs and Expenses (percentages stated as a percentage of total restaurant sales). The following table sets forth, for the three and six months ended July 1, 2018 and July 2, 2017, selected operating results as a percentage of total restaurant sales:

	Three Months Ended		Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Costs and expenses (all restaurants):
Cost of sales	27.0%	28.2%	27.0%	27.5%
Restaurant wages and related expenses	32.0%	31.5%	32.7%	32.5%
Restaurant rent expense	6.6%	6.8%	6.9%	7.0%
Other restaurant operating expenses	14.7%	15.0%	15.2%	15.6%
Advertising expense	4.1%	4.1%	4.1%	4.1%
General and administrative	5.3%	5.2%	5.6%	5.8%
Cost of sales decreased to 27.0% in the second quarter of 2018 from 28.2% in the second quarter of 2017 due primarily to a decrease in commodity costs (0.6%) which included a 6.3% decrease in beef costs and a decrease in pork costs compared to the prior year period, menu pricing (0.9%), sales mix changes (0.2%) and higher beverage rebates (0.5%) partially offset by higher promotional discounting (0.3%).
Cost of sales decreased to 27.0% in the first six months of 2018 from 27.5% in the first six months of 2017 as a result of higher beverage rebates (0.4%), menu pricing (0.9%) and sales mix changes (0.1%) offset in part by higher levels of promotional discounting (0.2%).

Restaurant wages and related expenses increased to 32.0% in the second quarter of 2018 from 31.5% in the second quarter of 2017 and to 32.7% in the first six months of 2018 from 32.5% in the first six months of 2017 due primarily to higher workers compensation, medical and incentive costs. Leveraging of the strong sales growth on fixed labor costs enabled us to offset the impact from a 5.7% increase in our hourly wage rate over last year.
Other restaurant operating expenses decreased to 14.7% in the second quarter of 2018 from 15.0% in the second quarter of 2017 and in the first six months of 2018 decreased to 15.2% from 15.6% in the first six months of 2017 due primarily to lower rates on electricity and leveraging of other fixed expenses on the higher sales volumes.
Restaurant rent expense decreased to 6.6% in the second quarter of 2018 from 6.8% in the second quarter of 2017, and decreased to 6.9% in the first six months of 2018 from 7.0% in the first six months of 2017 due primarily to the leveraging of fixed rents on higher sales volumes.
Advertising expense was 4.1% in the second quarter of 2018 and 2017 and in the first six months of both periods.
Restaurant-Level EBITDA. As a result of the factors discussed above, Restaurant-Level EBITDA increased $6.8 million, or 16.7%, to $47.4 million in the second quarter of 2018, and as a percentage of total restaurant sales, increased to 15.6% in the second quarter of 2017 from 14.5% in the prior year period. Restaurant-Level EBITDA increased $12.3 million, or 18.0%, to $80.7 million in first six months of 2018, and as a percentage of total restaurant sales, increased to 14.0% in the first six months of 2018 from 13.2% in the prior year period. For a reconciliation between Restaurant-Level EBITDA and income from operations see page 26.
General and Administrative Expenses. General and administrative expenses increased $1.6 million in the second quarter of 2018 to $16.0 million, and as a percentage of total restaurant sales, increased to 5.3% from 5.2% in the second quarter of 2017. The increase in total general and administrative expenses was due primarily to additional district manager salaries related to the 2017 acquisitions, higher administrative bonus accruals of $0.9 million and higher stock-based compensation expense of $0.5 million offset partially by lower acquisition costs of $0.4 million and favorable medical claims experience of $0.2 million in the second quarter 2018.
In the first six months of 2018, general and administrative expenses increased $2.2 million to $32.2 million and, as a percentage of total restaurant sales, decreased to 5.6% from 5.8% in the first six months of 2017. The increase in total general and administrative expenses was due primarily to additional district manager salaries , higher administrative bonus accruals of $1.2 million and higher stock-based compensation expense of $1.2 million partially offset by lower acquisition costs of $1.0 million and $0.6 million of lower legal and professional fees.
Adjusted EBITDA. As a result of the factors above, Adjusted EBITDA increased to $32.8 million in the second quarter of 2018 from $27.5 million in the second quarter of 2017, and, as a percentage of total restaurant sales, increased to 10.8% in the second quarter of 2018 from 9.8% in the prior year period. Adjusted EBITDA increased to $51.7 million in the first six months of 2018 from $41.4 million in the first six months of 2017.
For a reconciliation between net income and EBITDA and Adjusted EBITDA see page 26.
Depreciation and Amortization Expense. Depreciation and amortization expense increased $1.3 million to $14.6 million in the second quarter of 2018 from $13.4 million in the second quarter of 2017 and increased to $28.9 million in the first six months of 2018 from $26.5 million in the first six months of 2017 due primarily to our newly constructed restaurants, ongoing remodeling initiatives and acquisition of restaurants in 2017.
Impairment and Other Lease Charges. Impairment and other lease charges were $2.9 million in the second quarter of 2018 and included a $1.9 million write off of defective kitchen equipment that was replaced in the second quarter of 2018, a loss of $0.6 million associated with the sale-leaseback of a restaurant property and $0.4 million of capital expenditures at underperforming restaurants. Impairment and other lease charges were $3.2 million in the first six months of 2018 which also included other lease charges of $0.1 million associated with the closure of two underperforming restaurants.
In the second quarter of 2017, impairment and other lease charges was $0.4 million which included $0.2 million of capital expenditures at previously impaired restaurants and $0.2 million of other lease charges associated with changes in estimates of future costs related to closed restaurants. Impairment and other lease charges were $1.0 million in the first six months of 2017, which included $0.4 million of capital expenditures at previously impaired restaurants, $0.2 million of asset impairment charges at three underperforming restaurants and $0.4 million of other lease charges primarily due to three restaurants closed during the first quarter of 2017.
Gain on Bargain Purchase. During the second quarter of 2018, we recorded a $0.2 million gain related to our acquisition of one restaurant in the first quarter of 2018. The acquisition resulted in a bargain purchase gain because the fair value of assets acquired exceeded the total fair value of consideration paid.
Interest Expense. Interest expense increased to $5.9 million in the second quarter of 2018 from $5.0 million in the second quarter of 2017 and increased to $11.8 million in the first six months of 2018 from $9.8 million in the first six months of 2017 due to additional interest from the issuance of additional $75.0 million principal amount of 8% Notes in June 2017. The weighted average interest rate on our long-term debt, excluding lease financing obligations, increased to 7.9% in both the second quarter and first six months of 2018 compared to 7.6% in both the second quarter of 2017 and the first six months of 2017.
Provision for Income Taxes. The provision for income taxes for both the second quarter and first six months of 2018 was derived using an estimated effective annual income tax rate for all of 2018 of 1.5%, and for all of 2017 was 14.5% which excludes any discrete tax adjustments. The effective tax rate is below the statutory tax rate due to the effect of fixed employment tax credits on taxable income. The income tax provision for the first six months of 2018 and 2017 contains net discrete tax adjustments of $0.1 million and $0.6 million of tax expense, respectively.
Net Income. As a result of the above, net income for the second quarter of 2018 was $7.8 million, or $0.17 per diluted share, compared to net income in the second quarter of 2017 of $6.0 million, or $0.13 per diluted share. Net income for first six months of 2018 was $4.7 million, or $0.10 per diluted share, compared to net income in first six months of 2017 of $0.4 million, or $0.01 per diluted share.

Reconciliations of net income to EBITDA, Adjusted EBITDA and Adjusted net income, and income from operations to Restaurant-Level EBITDA for the three and six months ended July 1, 2018 and July 2, 2017 are as follows (in thousands, except for per share data):

	Three Months Ended		Six Months Ended
Reconciliation of EBITDA and Adjusted EBITDA:	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Net income	$7,788	$6,039	$4,686	$443
Provision for income taxes	336	1,267	198	656
Interest expense	5,917	5,029	11,843	9,830
Gain on bargain purchase	(208)	—	(230)	—
Depreciation and amortization	14,621	13,366	28,871	26,517
EBITDA	28,454	25,701	45,368	37,446
Impairment and other lease charges (1)	2,881	432	3,190	963
Acquisition costs (2)	89	448	194	1,166
Stock-based compensation expense	1,385	903	2,970	1,786
Adjusted EBITDA	$32,809	$27,484	$51,722	$41,361

Reconciliation of Restaurant-Level EBITDA:
Income from operations	$13,833	$12,335	$16,497	$10,929
Add:
General and administrative expenses	16,020	14,411	32,156	29,987
Depreciation and amortization	14,621	13,366	28,871	26,517
Impairment and other lease charges (1)	2,881	432	3,190	963
Other expense (income), net	—	29	—	29
Restaurant-Level EBITDA	$47,355	$40,573	$80,714	$68,425

Reconciliation of Adjusted net income:
Net income	$7,788	$6,039	$4,686	$443
Add:
Impairment and other lease charges (1)	2,881	432	3,190	963
Gain on bargain purchase	(208)	—	(230)	—
Acquisition costs (2)	89	448	194	1,166
Income tax effect on above adjustments (3)	(580)	(334)	(662)	(809)
Adjusted net income	$9,970	$6,585	$7,178	$1,763
Adjusted diluted net income per share (4)	$0.22	$0.14	$0.16	$0.04

(1)
Impairment and other lease charges for the three and six months ended July 1, 2018, among other things, included a $1.9 million write-off of defective restaurant equipment that was replaced in approximately 300 restaurants. The Company has commenced litigation against the equipment supplier.

(2)	Acquisition costs include legal and professional fees incurred in connection with restaurant acquisitions, which were included in general and administrative expense.

(3)
The income tax effect related to the adjustments for impairment and other lease charges, gain on bargain purchase and acquisition costs during the periods presented was calculated using an effective income tax rate of 21% for the three and six months ended July 1, 2018 and 38% for the three and six months ended July 2, 2017.

(4)	Adjusted diluted net income per share is calculated based on Adjusted net income and the dilutive weighted average common shares outstanding for the respective periods, where applicable.
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
Operating Activities. Net cash provided from operating activities in the first six months of 2018 increased to $38.8 million from $28.7 million in the first six months of 2017 due primarily due to an increase in cash from changes in the components of net working capital of $1.4 million and an increase in Adjusted EBITDA of $10.4 million.
Investing Activities. Net cash used for investing activities in the first six months of 2018 and 2017 was $31.7 million and $60.7 million, respectively. The first six months of 2018 includes $2.1 million of expenditures to purchase two existing restaurants for future sale-leaseback and net proceeds of $2.9 million related to two sale-leaseback transactions completed for properties purchased in 2017. The first six months of 2017 included our acquisition of 60 restaurants in two separate transactions for a total cash purchase price of $36.6 million.
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

The following table sets forth our capital expenditures for the periods presented (in thousands of dollars):

Six Months Ended July 1, 2018
New restaurant development	$12,157
Restaurant remodeling	10,995
Other restaurant capital expenditures	7,973
Corporate and restaurant information systems	1,338
Total capital expenditures	$32,463
Six Months Ended July 2, 2017
New restaurant development	$2,606
Restaurant remodeling	12,681
Other restaurant capital expenditures	7,810
Corporate and restaurant information systems	3,717
Total capital expenditures	$26,814
Financing Activities. Net cash provided from financing activities in the first six months of 2018 was $1.7 million resulting from $2.7 million of proceeds from lease financing obligations net of principal payments on capital leases of $0.9 million. The lease financing obligation resulted from the sale-leaseback of a property that was under construction and will be reclassified to an operating lease upon the completion of construction in the third quarter of 2018. Net cash used for financing activities in the first six months of 2017 was $63.7 million primarily due to proceeds of $79.9 million from the issuance of the additional $75.0 million of principal amount of 8% Notes, at a premium, in June 2017 offset by the net repayment of revolving credit borrowings of $13.5 million and principal payments on capital leases of $0.8 million.
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
Senior Credit Facility. On May 30, 2012, we entered into a senior credit facility, which was most recently amended on June 20, 2017 to increase the permitted indebtedness of our second lien notes to a principal amount not to exceed $300.0 million in order to provide for the additional $75 million principal amount of the 8% Notes issued on June 23, 2017. Previously, on January 13, 2017, we entered into an amendment to our senior credit facility to, among other things, increase maximum revolving credit borrowings to $73.0 million (including $20.0 million available for letters of credit). The amended senior credit facility also provides for potential incremental borrowing increases of up to $25.0 million, in the aggregate. As of July 1, 2018, there were no revolving credit borrowings outstanding and $12.0 million of letters of credit were issued under the senior credit facility. After reserving for issued letters of credit, $61.0 million was available for revolving credit borrowings under the amended senior credit facility at July 1, 2018.
Borrowings under the senior credit facility bear interest at a rate per annum, at our option, of:
(i) the Alternate Base Rate plus the applicable margin of 1.75% to 2.75% based on our Adjusted Leverage Ratio, or
(ii) the LIBOR Rate plus the applicable margin of 2.75% to 3.75% based on our Adjusted Leverage Ratio (all terms as defined under the senior credit facility).
At July 1, 2018 our LIBOR Rate margin was 2.75% and the Alternate Base Rate margin was 1.75% based on our Adjusted Leverage Ratio at the end of the first quarter of 2018.
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
The amended senior credit facility contains certain covenants, including without limitation, those limiting our and our subsidiaries' ability to, among other things, incur indebtedness, incur liens, sell or acquire assets or businesses, change the character of its business in all material respects, engage in transactions with related parties, make certain investments, make certain restricted payments or pay dividends. In addition, the amended senior credit facility requires us to meet certain financial ratios, including a Fixed Charge Coverage Ratio, Adjusted Leverage Ratio and First Lien Leverage Ratio (all as defined under the amended senior credit facility). We were in compliance with the financial covenants under our senior credit facility at July 1, 2018.
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
Contractual Obligations
A table of our contractual obligations as of December 31, 2017 was included in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2017. There have been no significant changes to our contractual obligations during the six months ended July 1, 2018.
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
A 1% change in interest rates would have resulted in a nominal change to interest expense for the six months ended July 1, 2018 and a $0.1 million change to interest expense for the six months ended July 2, 2017.
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
Evaluation of Disclosure Controls and Procedures. We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 1, 2018.

No change occurred in our internal control over financial reporting during the second quarter of 2018 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CARROLS RESTAURANT GROUP, INC.

Date: August 9, 2018	/s/ Daniel T. Accordino
(Signature)
Daniel T. Accordino Chief Executive Officer

Date: August 9, 2018	/s/ Paul R. Flanders
(Signature)
Paul R. Flanders Vice President – Chief Financial Officer and Treasurer