Form 10-Q
period 2018-09-30
CARROLS RESTAURANT GROUP, INC.
filed 2018-11-08
CIK 809248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

If an emerging growth company, indicate by check mark if the to use the extended transition period for complying with any new or revised financial accounting registrant has elected not standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 1, 2018, Carrols Restaurant Group, Inc. had 36,538,903 shares of its common stock, $.01 par value, outstanding.

CARROLS RESTAURANT GROUP, INC.
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2018

PART I—FINANCIAL INFORMATION
ITEM 1—INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CARROLS RESTAURANT GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands of dollars, except share and per share amounts)
(Unaudited)

	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$19,563	$29,412
Trade and other receivables	13,447	9,420
Inventories	8,810	9,373
Prepaid rent	2,346	5,134
Prepaid expenses and other current assets	7,636	6,622
Refundable income taxes	104	54
Total current assets	51,906	60,015
Property and equipment, net of accumulated depreciation of $319,447 and $289,760, respectively	281,090	274,098
Franchise rights, net of accumulated amortization of $106,004 and $100,615, respectively (Note 3)	168,677	152,028
Goodwill (Note 3)	38,053	36,792
Franchise agreements, at cost less accumulated amortization of $11,583 and $11,028, respectively	24,175	23,192
Favorable leases, net of accumulated amortization of $2,129 and $1,943, respectively (Note 3)	6,034	5,862
Deferred income taxes (Note 7)	27,810	27,647
Other assets	2,337	1,880
Total assets	$600,082	$581,514
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt (Note 6)	$1,912	$1,808
Accounts payable	22,491	29,245
Accrued interest	9,172	3,672
Accrued payroll, related taxes and benefits	27,372	26,635
Accrued real estate taxes	5,965	5,269
Other liabilities	17,453	12,900
Total current liabilities	84,365	79,529
Long-term debt, net of current portion (Note 6)	277,229	278,519
Lease financing obligations	1,196	1,196
Deferred income—sale-leaseback of real estate	10,349	11,451
Accrued postretirement benefits	4,991	4,838
Unfavorable leases, net of accumulated amortization of $6,019 and $5,053, respectively (Note 3)	12,689	13,111
Other liabilities (Note 5)	27,405	23,810
Total liabilities	418,224	412,454
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, par value $.01; authorized 20,000,000 shares, issued and outstanding—100 shares	—	—
Voting common stock, par value $.01; authorized—100,000,000 shares, issued—36,538,903 and 36,158,711 shares, respectively, and outstanding—35,742,427 and 35,436,252 shares, respectively	357	354
Additional paid-in capital	149,148	144,650
Retained earnings	33,704	25,407
Accumulated other comprehensive loss	(1,210)	(1,210)
Treasury stock, at cost	(141)	(141)
Total stockholders’ equity	181,858	169,060
Total liabilities and stockholders’ equity	$600,082	$581,514

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND OCTOBER 1, 2017
(In thousands of dollars, except share and per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Restaurant sales	$296,917	$285,235	$871,553	$804,565
Costs and expenses:
Cost of sales	82,082	81,850	237,004	224,810
Restaurant wages and related expenses	95,391	91,540	283,489	260,559
Restaurant rent expense	20,259	19,574	60,112	56,063
Other restaurant operating expenses	45,510	42,884	132,938	123,989
Advertising expense	12,120	11,693	35,741	33,025
General and administrative (including stock-based compensation expense of $1,531, $723, $4,501 and $2,509 respectively)	17,602	14,699	49,758	44,686
Depreciation and amortization	14,555	13,655	43,426	40,172
Impairment and other lease charges (Note 4)	164	1,039	3,354	2,002
Other income, net	(434)	(383)	(434)	(354)
Total operating expenses	287,249	276,551	845,388	784,952
Income from operations	9,668	8,684	26,165	19,613
Interest expense	5,909	5,937	17,752	15,767
Gain on bargain purchase (Note 2)	—	—	(230)	—
Income before income taxes	3,759	2,747	8,643	3,846
Provision (benefit) for income taxes (Note 7)	148	(48)	346	608
Net income	$3,611	$2,795	$8,297	$3,238
Basic and diluted net income per share (Note 11)	$0.08	$0.06	$0.18	$0.07
Weighted average common shares:
Basic	35,735,680	35,431,806	35,707,245	35,410,482
Diluted	45,410,556	44,937,641	45,293,255	44,966,264
Comprehensive income, net of tax:
Net income	$3,611	$2,795	$8,297	$3,238
Other comprehensive income	—	—	—	—
Comprehensive income	$3,611	$2,795	$8,297	$3,238

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands of dollars, except share and per share amounts)
(Unaudited)

						Accumulated
				Additional		Other		Total
	Common Stock		Preferred	Paid-In	Retained	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Stock	Capital	Earnings	Loss	Stock	Equity
Balance at January 1, 2017	35,258,579	$353	$—	$141,133	$14,514	$(1,203)	$(141)	$154,656
Cumulative-effect adjustment from adoption of ASU 2016-09	—	—	—	—	3,734	—	—	3,734
Stock-based compensation	—	—	—	3,518	—	—	—	3,518
Vesting of non-vested shares and excess tax benefits	177,673	1	—	(1)	—	—	—	—
Net income	—	—	—	—	7,159	—	—	7,159
Change in postretirement benefit obligations, net of tax benefit of $4	—	—	—	—	—	(7)	—	(7)
Balance at December 31, 2017	35,436,252	354	—	144,650	25,407	(1,210)	(141)	169,060
Stock-based compensation	—	—	—	4,501	—	—	—	4,501
Vesting of non-vested shares and excess tax benefits	306,175	3	—	(3)	—	—	—	—
Net income	—	—	—	—	8,297	—	—	8,297
Balance at September 30, 2018	35,742,427	$357	$—	$149,148	$33,704	$(1,210)	$(141)	$181,858

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2018 AND OCTOBER 1, 2017
(In thousands of dollars)
(Unaudited)

	Nine Months Ended
	September 30, 2018	October 1, 2017
Cash flows provided from operating activities:
Net income	$8,297	$3,238
Adjustments to reconcile net income to net cash provided from operating activities:
Loss on disposals of property and equipment	371	252
Stock-based compensation	4,501	2,509
Gain on bargain purchase (Note 2)	(230)	—
Impairment and other lease charges	3,354	2,002
Depreciation and amortization	43,426	40,172
Amortization of deferred financing costs	901	735
Amortization of bond premium	(679)	(239)
Amortization of deferred gains from sale-leaseback transactions	(1,186)	(1,230)
Deferred income taxes	184	608
Change in refundable income taxes	—	(30)
Changes in other operating assets and liabilities	8,838	8,551
Net cash provided from operating activities	67,777	56,568
Cash flows used for investing activities:
Capital expenditures:
New restaurant development	(17,753)	(3,726)
Restaurant remodeling	(21,505)	(23,036)
Other restaurant capital expenditures	(12,328)	(13,613)
Corporate and restaurant information systems	(2,661)	(4,285)
Total capital expenditures	(54,247)	(44,660)
Acquisition of restaurants, net of cash acquired (Note 2)	(27,595)	(36,556)
Properties purchased for sale-leaseback	(2,123)	(1,404)
Proceeds from sale-leaseback transactions	4,504	4,257
Proceeds from insurance recoveries	642	481
Net cash used for investing activities	(78,819)	(77,882)
Cash flows provided from financing activities:
Proceeds from issuance of 8% senior secured second lien notes	—	79,875
Borrowings under senior credit facility	4,500	183,250
Repayments under senior credit facility	(4,500)	(196,750)
Proceeds from lease financing obligations	2,692	—
Principal payments on capital leases	(1,345)	(1,222)
Costs associated with financing long-term debt	(154)	(1,966)
Net cash provided from financing activities	1,193	63,187
Net increase (decrease) in cash	(9,849)	41,873
Cash and cash equivalents, beginning of period	29,412	2,002
Cash and cash equivalents, end of period	$19,563	$43,875
Supplemental disclosures:
Interest paid on long-term debt	$11,952	$9,310
Interest paid on lease financing obligations	$78	$93
Accruals for capital expenditures	$3,589	$3,144
Non-cash reduction of lease financing obligations	$2,538	$1,744
Income taxes paid	$(211)	$(30)
Capital lease obligations acquired or incurred	$24	$277

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars except share and per share amounts)

1. Basis of Presentation
Business Description. At September 30, 2018 Carrols Restaurant Group, Inc. ("Carrols Restaurant Group") operated, as franchisee, 838 restaurants under the trade name “Burger King®” in 17 Northeastern, Midwestern and Southeastern states.
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
Fiscal Year. The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. The three and nine months ended September 30, 2018 and October 1, 2017 each contained thirteen and thirty-nine weeks, respectively. The 2018 fiscal year will end December 30, 2018 and will contain 52 weeks.
Basis of Presentation. The accompanying unaudited condensed consolidated financial statements as of and for the nine months ended September 30, 2018 and October 1, 2017 have been prepared without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission and do not include certain of the information and the footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of such unaudited consolidated financial statements have been included. The results of operations for the three and nine months ended September 30, 2018 and October 1, 2017 are not necessarily indicative of the results to be expected for the full year.
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

Cash and Cash Equivalents. The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. At September 30, 2018 and December 31, 2017, the Company had $17.7 million and $27.6 million, respectively, invested in money market funds, which are classified as cash equivalents on the consolidated balance sheet.
Fair Value of Financial Instruments. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. In determining fair value, the accounting standards establish a three level hierarchy for inputs used in measuring fair value as follows: Level 1 inputs are quoted prices in active markets for identical assets or liabilities; Level 2 inputs are observable for the asset or liability, either directly or indirectly, including quoted prices in active markets for similar assets or liabilities; and Level 3 inputs are unobservable and reflect the Company's own assumptions. Financial instruments include cash and cash equivalents, trade and other receivables, accounts payable and long-term debt. The carrying amounts of cash and cash equivalents, trade and other receivables and accounts payable approximate fair value because of the short-term nature of these financial instruments. The fair value of the Carrols Restaurant Group 8.0% Senior Secured Second Lien Notes due 2022 is based on a recent trading value, which is considered Level 2, and at September 30, 2018 and December 31, 2017 was approximately $286.9 million and $290.5 million, respectively.
Fair value measurements of non-financial assets and non-financial liabilities are primarily used in the impairment analysis of long-lived assets, goodwill and intangible assets. Long-lived assets and definite-lived intangible assets are measured at fair value on a nonrecurring basis using Level 3 inputs. As described in Note 4, the Company recorded long-lived asset impairment charges of $0.1 million and $2.5 million during the three and nine months ended September 30, 2018 and $0.5 million and $1.0 million during the three and nine months ended October 1, 2017.
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
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which has been subsequently amended and updated by issuing additional ASU’s that provide clarification and further guidance around areas identified as potential implementation issues. The ASU requires a lessee to recognize a liability for lease obligations, representing the discounted obligation to make minimum lease payments, and a corresponding right-of-use asset on the balance sheet. The Company anticipates implementing the standard using the modified retrospective transition method and anticipates recognizing a cumulative effect adjustment to the opening balance of retained earnings in the period of

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars except share and per share amounts)

adoption while continuing to present all prior periods under previous lease accounting guidance as permitted by the ASU. The Company also anticipates taking advantage of certain practical expedient options which, among other items, precludes the Company from needing to reassess whether any expired or existing contracts are or contain leases, the lease classification of any expired or existing leases, and initial direct costs for any existing leases.
The ASU will be effective for the Company in the first quarter of fiscal year 2019. The Company anticipates the ASU will have a material impact on the consolidated balance sheet upon recognition of the right-of-use asset and lease liability due to the significance of the Company's operating lease portfolio. Though the majority of the assessment is complete, the Company continues to evaluate the impact the adoption of this new guidance will have on the Company’s consolidated financial statements, as well as the impact on accounting policies and related disclosures.
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

Subsequent Events. The Company reviewed and evaluated subsequent events through the issuance date of the
Company’s consolidated financial statements. On October 2, 2018, the Company acquired ten Burger King restaurants located in South Carolina and Georgia for a cash purchase price of $10.4 million, which included inventory, restaurant equipment and intangible assets.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars except share and per share amounts)

2. Acquisitions
In 2012, as part of an acquisition of restaurants from Burger King Corporation ("BKC"), the Company was assigned BKC's right of first refusal on the sale of franchisee-operated restaurants in 20 states (the "ROFR"). Since the beginning of 2017, the Company has acquired an aggregate of 98 restaurants from other franchisees in the following transactions, some of which were subject to the ROFR:

Closing Date		Number of Restaurants	Purchase Price	Market Location
2017 Acquisitions:
February 28, 2017		43	$20,366	Cincinnati, Ohio
June 5, 2017	(1)	17	16,355	Baltimore, Maryland and Washington, DC
November 28, 2017		4	1,202	Maine
		64	$37,923
2018 Acquisitions:
February 13, 2018	(2)	1	—	New York
August 21, 2018	(1)	2	1,666	Detroit, MI
September 5, 2018	(1)	31	25,929	Western Virginia
Total 2017 and 2018 Acquisitions		98	$65,518

(1)	Acquisitions resulting from the exercise of the ROFR.

(2)
This acquisition resulted in a bargain purchase gain because the fair value of assets acquired, largely representing a franchise right asset of $290, exceeded the total fair value of consideration paid by $230. The Company recognized this gain and recorded it as "Gain on bargain purchase" in the condensed consolidated statements of comprehensive income.

The Company allocated the aggregate purchase price to the net tangible and intangible assets acquired in the acquisitions at their estimated fair values. The following table summarizes the preliminary allocation of the aggregate purchase price for the 2018 acquisitions reflected in the consolidated balance sheet as of September 30, 2018.

Inventory	$252
Restaurant equipment	1,680
Restaurant equipment - subject to capital lease	19
Leasehold improvements	1,329
Franchise fees	971
Franchise rights (Note 3)	22,037
Favorable leases (Note 3)	587
Deferred income taxes	346
Goodwill (Note 3)	1,261
Capital lease obligations for restaurant equipment	(24)
Unfavorable leases (Note 3)	(624)
Accounts payable	(9)
Net assets acquired	$27,825
Goodwill recorded in connection with these acquisitions represents costs in excess of fair values assigned to the underlying net assets of acquired restaurants. Goodwill of $1.3 million is not expected to be deductible for income tax

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars except share and per share amounts)

purposes for the 2018 acquisitions. Deferred income tax assets and liabilities are due primarily to the book and tax bases difference of franchise rights, property and equipment, net favorable and unfavorable leases and other liabilities.
The Company allocated the aggregate purchase price to the net tangible and intangible assets acquired in the acquisitions at their estimated fair values. The following table summarizes the final allocation of the aggregate purchase price for the three 2017 acquisitions as of December 31, 2017:

Trade and other receivables	$486
Inventory	616
Prepaid expenses	192
Other assets	52
Restaurant equipment	3,290
Cap lease assets	264
Leasehold improvements	2,496
Franchise fees	1,315
Franchise rights	24,691
Favorable leases	1,100
Deferred taxes	(4,357)
Goodwill	13,923
Capital lease obligation for equipment	(316)
Unfavorable leases	(2,997)
Accounts payable	(880)
Accrued payroll, related taxes and benefits	(270)
Other liabilities, long-term	(1,682)
Net assets acquired	$37,923
The restaurants acquired in 2017 and 2018 contributed restaurant sales of $25.6 million and $71.2 million in the three and nine months ended September 30, 2018 and the restaurant acquired in 2017 contributed restaurant sales of $22.0 million and $42.6 million in the three and nine months ended October 1, 2017, respectively. It is impracticable to disclose net earnings for the post-acquisition period for the acquired restaurants as net earnings of these restaurants were not tracked on a collective basis due to the integration of administrative functions, including field supervision.
The unaudited pro forma impact on the results of operations for the restaurants acquired in 2017 and 2018 for the three and nine months ended September 30, 2018 and October 1, 2017 is included below. The unaudited pro forma results of operations are not necessarily indicative of the results that would have occurred had the acquisitions been consummated at the beginning of the periods presented, nor are they necessarily indicative of any future consolidated operating results. The following table summarizes the Company's unaudited pro forma operating results:

	Three Months Ended		Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Restaurant sales	$304,274	$297,181	$899,197	$862,328
Net income	$4,808	$3,631	$11,100	$6,798
Basic and diluted net income per share	$0.11	$0.08	$0.25	$0.15
This unaudited pro forma financial information does not give effect to any anticipated synergies, operating efficiencies, cost savings or any integration costs related to the acquired restaurants. The unaudited pro forma financial

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars except share and per share amounts)

results exclude transaction costs recorded as general and administrative expenses of $0.8 million and $1.0 million during the three and nine months ended September 30, 2018 and $0.5 million and $1.7 million during the three and nine months ended October 1, 2017.
3. Intangible Assets
Goodwill. The Company is required to review goodwill for impairment annually, or more frequently when events and circumstances indicate that the carrying amount may be impaired. If the determined fair value of goodwill is less than the related carrying amount, an impairment loss is recognized. The Company performs its annual impairment assessment as of the last day of its fiscal year and does not believe circumstances have changed since the last assessment date which would make it necessary to reassess the value of its goodwill. There have been no recorded goodwill impairment losses during the nine months ended September 30, 2018 or October 1, 2017. The change in goodwill for the nine months ended September 30, 2018 is summarized below:

Balance at December 31, 2017	$36,792
Acquisitions of restaurants (Note 2)	1,261
Balance at September 30, 2018	$38,053
Franchise Rights. Amounts allocated to franchise rights for each acquisition of Burger King restaurants are amortized using the straight-line method over the average remaining term of the acquired franchise agreements plus one twenty-year renewal period.
The Company assesses the potential impairment of franchise rights whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If an indicator of impairment exists, an estimate of the aggregate undiscounted cash flows from the acquired restaurants is compared to the respective carrying value of franchise rights for each acquisition. If an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value. No impairment charges were recorded related to the Company’s franchise rights for the nine months ended September 30, 2018 or October 1, 2017. The change in franchise rights for the nine months ended September 30, 2018 is summarized below:

Balance at December 31, 2017	$152,028
Acquisitions of restaurants (Note 2)	22,037
Amortization expense	(5,388)
Balance at September 30, 2018	$168,677
Amortization expense related to franchise rights was $1.8 million for both the three months ended September 30, 2018 and October 1, 2017 and $5.4 million and $5.0 million for the nine months ended September 30, 2018 and October 1, 2017, respectively. The Company expects annual amortization expense to be $7.3 million in 2018 and $7.8 million in each of the following five years.
Favorable and Unfavorable Leases. Amounts allocated to favorable and unfavorable leases are being amortized using the straight-line method over the remaining terms of the underlying lease agreements as a net reduction of restaurant rent expense.
The net reduction of rent expense related to the amortization of favorable and unfavorable leases was $0.2 million for both the three months ended September 30, 2018 and October 1, 2017 and $0.6 million for both the nine months ended September 30, 2018 and October 1, 2017. The Company expects the net annual reduction of rent expense to be $0.8 million in 2018, $0.8 million in 2019, $0.7 million in 2020, $0.6 million in 2021, $0.6 million in 2022 and $0.7 million in 2023.

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
 During the three months ended September 30, 2018, the Company recorded impairment and other lease charges of $0.2 million consisting of a loss of $0.1 million associated with a sale-leaseback of a restaurant property and $0.1 million of capital expenditures at underperforming restaurants. During the nine months ended September 30, 2018, the Company recorded impairment and other lease charges of $3.4 million consisting of $0.6 million of capital expenditures at underperforming restaurants, losses of $0.7 million associated with sale-leaseback transactions of restaurant properties and $1.9 million related to the write-off of defective product holding unit kitchen equipment that was replaced.
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
The following table presents the activity in the accrual for closed restaurant locations:

	Nine Months Ended	Year Ended
	September 30, 2018	December 31, 2017
Balance, beginning of the period	$2,028	$1,513
Provisions for closures	162	1,174
Changes in estimates of accrued costs	(120)	81
Payments, net	(746)	(862)
Other adjustments, including the effect of discounting future obligations	89	122
Balance, end of the period	$1,413	$2,028
Changes in estimates of accrued costs primarily relate to revisions or terminations of certain closed restaurant leases, changes in assumptions for sublease income and other costs.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars except share and per share amounts)

5. Other Liabilities, Long-Term
Other liabilities, long-term, at September 30, 2018 and December 31, 2017 consisted of the following:

	September 30, 2018	December 31, 2017
Deferred rent	$15,944	$14,040
Other accrued occupancy costs	3,193	3,189
Accrued workers’ compensation and general liability claims	4,678	3,353
Deferred compensation	3,415	3,053
Other	175	175
	$27,405	$23,810
Other accrued occupancy costs above include long-term obligations pertaining to closed restaurant locations, contingent rent and unamortized lease incentives.
6. Long-term Debt
Long-term debt at September 30, 2018 and December 31, 2017 consisted of the following:

	September 30, 2018	December 31, 2017
Collateralized:
Carrols Restaurant Group 8% Senior Secured Second Lien Notes	$275,000	$275,000
Capital leases	4,352	5,681
	279,352	280,681
Less: current portion of capital leases	(1,912)	(1,808)
Less: deferred financing costs	(3,948)	(4,770)
Add: bond premium	$3,737	$4,416
Total Long-term Debt	$277,229	$278,519
8% Notes. On April 29, 2015, the Company issued $200.0 million principal amount of 8.0% Senior Secured Second Lien Notes due 2022 (the "Existing Notes") pursuant to an indenture dated as of April 29, 2015 governing such notes. On June 23, 2017, the Company issued an additional $75.0 million principal amount of 8.0% Senior Secured Second Lien Notes due 2022 (the "Additional Notes" and together with the "Existing Notes", the "8% Notes") for net proceeds of $35.5 million after the repayment of outstanding revolving credit borrowings of $42.6 million and transaction fees of $1.8 million. The 8% Notes mature and are payable on May 1, 2022. Interest is payable semi-annually on May 1 and November 1. The 8% Notes are guaranteed by the Company's subsidiaries and are secured by second-priority liens on substantially all of the Company's and its subsidiaries' assets (including a pledge of all of the capital stock and equity interests of its subsidiaries).
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
Senior Credit Facility. On May 30, 2012, the Company entered into a senior credit facility, which has a maturity date of February 12, 2021, and was most recently amended on June 20, 2017 to increase the permitted indebtedness of our second lien notes to a principal amount not to exceed $300.0 million in order to provide for the additional $75.0 million of the 8% Notes issued on June 23, 2017. On January 13, 2017, the senior credit facility was amended to, among other things, provide for maximum revolving credit borrowings of up to $73.0 million (including $20.0 million available for letters of credit). The amended senior credit facility also provides for potential incremental borrowing increases of up to $25.0 million, in the aggregate. As of September 30, 2018, there were no revolving credit borrowings outstanding and $12.0 million of letters of credit were issued under the senior credit facility. After reserving for issued letters of credit and outstanding revolving credit borrowings, $61.0 million was available for revolving credit borrowings under the amended senior credit facility at September 30, 2018.
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
At September 30, 2018 the Company's LIBOR Rate margin was 2.75% and the Alternate Base Rate margin was 1.75% based on the Company's Adjusted Leverage Ratio at the end of the second quarter of 2018.
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
The amended senior credit facility contains certain covenants, including without limitation, those limiting the Company’s and its subsidiaries' ability to, among other things, incur indebtedness, incur liens, sell or acquire assets or businesses, change the character of its business in all material respects, engage in transactions with related parties, make certain investments, make certain restricted payments or pay dividends. In addition, the amended senior credit facility requires the Company to meet certain financial ratios, including a Fixed Charge Coverage Ratio, Adjusted Leverage Ratio and First Lien Leverage Ratio (all as defined under the amended senior credit facility). The Company was in compliance with the financial covenants under its senior credit facility at September 30, 2018.
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

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars except share and per share amounts)

7. Income Taxes
The provision for income taxes for the three and nine months ended September 30, 2018 and October 1, 2017 was comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Current	$2	$—	$162	$—
Deferred	146	(48)	184	608
Provision for income taxes	$148	$(48)	$346	$608
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
The provision for income taxes for the three and nine months ended September 30, 2018 was derived using an estimated effective annual income tax rate for all of 2018 of 4.5%, which excludes any discrete tax adjustments and is below the statutory rate due to the effect of fixed employment tax credits on taxable income. The benefits of federal employment credits are not directly related to the amount of pre-tax income recorded in a period. Accordingly, in periods where recorded pre-tax income is relatively small, the proportional effect of these items on the effective tax rate may be significant. There were no discrete adjustments for the three months ended September 30, 2018.
The provision for income taxes for the three and nine months ended October 1, 2017 was derived using an estimated effective annual income tax rate for all of 2017 of (6.7)%, which excludes any discrete tax adjustments and was below the statutory rate due to the effect of fixed employment tax credits on taxable income. The income tax expense for the nine months ended October 1, 2017 contains net discrete tax adjustments of $0.9 million of income tax expense.
As of September 30, 2018, the Company had federal net operating loss carryforwards of approximately $84.4 million which expire beginning in 2033. The Company's state net operating loss carryforwards expire beginning in 2018 through 2037.
The Company's policy is to recognize interest and/or penalties related to uncertain tax positions in income tax expense. At September 30, 2018 and December 31, 2017, the Company had no unrecognized tax benefits and no accrued interest related to uncertain tax positions. The tax years 2014 - 2017 remain open to examination by the major taxing jurisdictions to which the Company is subject. Although it is not reasonably possible to estimate the amount by which unrecognized tax benefits may increase within the next twelve months due to the uncertainties regarding the timing of examinations, the Company does not expect unrecognized tax benefits to significantly change in the next twelve months.

8. Stock-Based Compensation
Stock-based compensation expense for three months ended September 30, 2018 and October 1, 2017 was $1.5 million and $0.7 million, respectively and was $4.5 million and $2.5 million for the nine months ended September 30, 2018 and October 1, 2017, respectively.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars except share and per share amounts)

A summary of all non-vested shares activity for the nine months ended September 30, 2018 was as follows:

	Shares	Weighted Average Grant Date Price
Non-vested at December 31, 2017	722,459	$12.76
Granted	380,192	13.25
Vested	(306,175)	12.43
Non-vested at September 30, 2018	796,476	$13.12
The fair value of non-vested shares is based on the closing price on the date of grant. As of September 30, 2018, the total non-vested unrecognized stock-based compensation expense was approximately $7.1 million and the remaining weighted average vesting period for non-vested shares was 1.7 years. The Company expects to record an additional $1.2 million in stock-based compensation expense related to the vesting of these awards for the remainder of 2018.
9. Commitments and Contingencies
Lease Guarantees. Fiesta Restaurant Group, Inc. ("Fiesta"), a former wholly-owned subsidiary of the Company, was spun-off in 2012 to the Company's stockholders. As of September 30, 2018, the Company is a guarantor under 27 Fiesta restaurant property leases, with lease terms expiring on various dates through 2030, and is the primary lessee on five Fiesta restaurant property leases, which it subleases to Fiesta. The Company is fully liable for all obligations under the terms of the leases in the event that Fiesta fails to pay any sums due under the lease, subject to indemnification provisions of the Separation and Distribution Agreement entered into in connection with the spin-off of Fiesta.
The maximum potential amount of future undiscounted rental payments the Company could be required to make under these leases at September 30, 2018 was $17.5 million. The obligations under these leases will generally continue to decrease over time as these operating leases expire. No payments related to these guarantees have been made by the Company to date and none are expected to be required to be made in the future. The Company has not recorded a liability for these guarantees in accordance with ASC 460 - Guarantees as Fiesta has indemnified the Company for all such obligations and the Company did not believe it was probable it would be required to perform under any of the guarantees or direct obligations.
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
Each of the Company's restaurants operates under a separate franchise agreement with BKC. These franchise agreements generally provide for an initial term of twenty years and currently have an initial franchise fee of fifty thousand dollars. Any franchise agreement, including renewals, can be extended at the Company's discretion for an additional 20 year term, with BKC's approval, provided that, among other things, the restaurant meets the current Burger King image standard and the Company is not in default under terms of the franchise agreement. In addition to the initial franchise fee, the Company generally pays BKC a monthly royalty at a rate of 4.5% of sales. Royalty expense was $12.8 million and $12.2 million in the three months ended September 30, 2018 and October 1, 2017, respectively and was $37.3 million and $34.2 million in the nine months ended September 30, 2018 and October 1, 2017, respectively.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars except share and per share amounts)

The Company is also generally required to contribute 4% of restaurant sales from its restaurants to an advertising fund utilized by BKC for its advertising, promotional programs and public relations activities, and additional amounts for additional local advertising in markets that approve such advertising. Advertising expense associated with these expenditures was $11.8 million and $11.4 million in the three months ended September 30, 2018 and October 1, 2017, respectively and was $34.8 million and $32.1 million in the nine months ended September 30, 2018 and October 1, 2017, respectively.
As of September 30, 2018, the Company leased 245 of its restaurant locations from BKC and 117 of these locations are subleased by BKC from a third-party lessor. Aggregate rent under these BKC leases was $6.8 million and $7.0 million for the three months ended September 30, 2018 and October 1, 2017, respectively and $20.3 million and $20.4 million in the nine months ended September 30, 2018 and October 1, 2017, respectively.
The Company believes the related party lease terms have not been significantly affected by the fact that the Company and BKC are deemed to be related parties.
As of September 30, 2018, the Company owed BKC $9.4 million related to the payment of advertising, royalties and rent, which is remitted on a monthly basis.
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

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars except share and per share amounts)

The following table sets forth the calculation of basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Basic net income per share:
Net income	$3,611	$2,795	$8,297	$3,238
Less: Income attributable to non-vested shares	(63)	(45)	(147)	(54)
Less: Income attributable to preferred stock	(740)	(577)	(1,701)	(669)
Net income available to common stockholders	$2,808	$2,173	$6,449	$2,515
Weighted average common shares outstanding	35,735,680	35,431,806	35,707,245	35,410,482
Basic net income per share	$0.08	$0.06	$0.18	$0.07
Diluted net income per share:
Net income	$3,611	$2,795	$8,297	$3,238
Shares used in computing basic net income per share	35,735,680	35,431,806	35,707,245	35,410,482
Dilutive effect of preferred stock and non-vested shares	9,674,876	9,505,835	9,586,010	9,555,782
Shares used in computing diluted net income per share	45,410,556	44,937,641	45,293,255	44,966,264
Diluted net income per share (1)	$0.08	$0.06	$0.18	$0.07

(1) Diluted net income per share is equal to basic net income per share for the periods presented due to the allocation of earnings to participating securities under the two-class method of calculating basic net income per share causing basic net income per share to be lower than diluted net income per share calculated under the treasury-stock method.

12. Other Income

In both the three and nine months ended September 30, 2018 and October 1, 2017, the Company recorded a gain of $0.4 million related to insurance recoveries from a restaurant fire in each period.

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
As of September 30, 2018, Carrols Restaurant Group, Inc. and its consolidated subsidiaries (collectively, "Carrols Restaurant Group", the "Company", “we”, “our” or “us”) operated, as franchisee, 838 restaurants under the trade name “Burger King®” in 17 Northeastern, Midwestern and Southeastern states.
We operate on a 52 or 53 week fiscal year ending on the Sunday closest to December 31. Our fiscal quarters are comprised of 13 weeks, with the exception of the fourth quarter of a 53 week year, which contains 14 weeks. Our fiscal years ending December 30, 2018 and December 31, 2017 each contain 52 weeks.
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
Results from Operations—an analysis of our results of operations for the three and nine months ended September 30, 2018 compared to the three and nine months ended October 1, 2017 including a review of material items and known trends and uncertainties.
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

Company Overview
We are one of the largest restaurant companies in the United States and have been operating restaurants for more than 55 years. We are the largest Burger King® franchisee in the United States, based on number of restaurants, and have operated Burger King restaurants since 1976. As of September 30, 2018, our restaurant operations consisted of 838 franchised Burger King restaurants in 17 states.
In 2012, as part of an acquisition of restaurants from Burger King Corporation ("BKC") we were assigned BKC's right of first refusal on the sale of franchisee-operated restaurants in 20 states (the "ROFR"). In the first nine months of 2018 we acquired 34 restaurants in three separate transactions. During the year ended December 31, 2017 we acquired 64 restaurants in three separate transactions and during the year ended January 1, 2017 we acquired 56 restaurants in seven separate transactions. On October 2, 2018, we acquired ten Burger King restaurants located in South Carolina and Georgia.
The following is an overview of the key financial measures discussed in our results of operations:

•
Restaurant sales consist of food and beverage sales at our restaurants, net of discounts and excluding sales tax collected. Restaurant sales are influenced by changes in comparable restaurant sales, menu price increases, new restaurant development, acquisition of restaurants, and the closure of restaurants. Comparable restaurant sales reflects the change in year-over-year sales for the comparable restaurant base. Restaurants, including restaurants we acquire, are included in comparable restaurant sales after they have been open or owned for 12 months and immediately after they re-open following a remodel.

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
From the beginning of 2017 through September 30, 2018, we have acquired 98 restaurants from other franchisees in the following transactions ($ in thousands):

Closing Date		Number of Restaurants	Purchase Price	Market Location
2017 Acquisitions:
February 28, 2017		43	$20,366	Cincinnati, Ohio
June 5, 2017	(1)	17	16,355	Baltimore, Maryland and Washington, DC
November 28, 2017		4	1,202	Maine
		64	37,923
2018 Acquisitions:
February 13, 2018	(2)	1	—	New York
August 21, 2018	(1)	2	1,666	Detroit, MI
September 5, 2018	(1)	31	25,929	Western Virginia
Total 2017 and 2018 Acquisitions		98	$65,518

(1)	Acquisitions resulting from the exercise of our ROFR.

(2)
This acquisition resulted in a bargain purchase gain because the fair value of assets acquired, largely representing a franchise right asset of $290, exceeded the the total fair value of consideration paid by $230. The Company recognized this gain and recorded it as "Gain on bargain purchase" in the condensed consolidated statements of comprehensive income.

The unaudited pro forma impact on the results of operations for the 2017 and 2018 acquisitions is included below. The unaudited pro forma results of operations are not necessarily indicative of the results that would have occurred had the acquisitions been consummated at the beginning of the periods presented, nor are they necessarily indicative of any future consolidated operating results. This unaudited pro forma financial information does not give effect to any anticipated synergies, operating efficiencies or cost savings or any transaction costs related to the 2017 or 2018 acquired restaurants. The following table summarizes certain unaudited pro forma financial information related to our operating results for the three and nine months ended September 30, 2018:

	Three Months Ended		Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Restaurant sales	$304,274	$297,181	$899,197	$862,328
Income from operations	$11,265	$10,032	$29,793	$25,355
Adjusted EBITDA	$27,889	$26,274	$83,747	$74,180
Capital Expenditures
Under our operating agreement with BKC, until we exceed operating 1,000 Burger King restaurants, a minimum of 10% of our annual new restaurant growth (including acquisitions) must come from the development of new Burger King restaurants (which includes restaurants we relocate within their market area). In 2018, we anticipate opening 10 to 13 new restaurants and expect to remain in compliance with this commitment at the end of 2018.
In 2018, we expect that capital expenditures before discretionary growth-related expenditures (i.e. new restaurant development and acquisitions) will be $58 million to $60 million, although the actual amount of capital expenditures may differ from these estimates. Estimated capital expenditures in 2018 include remodeling 30 to 35 restaurants to the

BKC 20/20 image standard. In addition, capital expenditures for constructing 12 to 13 new restaurants, including 2 or 3 restaurants to be relocated within their respective markets, and remaining costs from 2017 construction late last year are expected to be $22 million to $25 million. We will review our future remodel and development plans on an ongoing basis in relation to our available capital resources and alternate investment opportunities. At September 30, 2018 we had 659 restaurants with the 20/20 restaurant image, which included restaurants upgraded prior to our acquisition.
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
In the first nine months of 2018 we closed 9 restaurants. We currently anticipate closing a total of 10 to 15 restaurants in 2018 at or near the end of their respective lease term, excluding any restaurants being relocated within their trade area.
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
Effect of Minimum Wage Increases
Certain of the states and municipalities in which we operate have increased their minimum wage rates for 2018 and in many cases have also approved additional increases for future periods. Most notably, New York State has increased the minimum wage applicable to our business to $11.75 an hour in 2018 (from $10.75 an hour in 2017) with subsequent annual increases, including to $12.75 an hour in 2019, until reaching $15.00 an hour by July 1, 2021. Since 2015, we have been receiving New York State minimum wage tax credits that partially offset these additional labor costs. These tax credits diminish over the next few years but currently total approximately $500,000 per year. We had 128 restaurants in New York State at September 30, 2018. We typically attempt to offset the effects of wage inflation, at least in part, through periodic menu price increases. However, no assurance can be given that we will be able to offset these wage increases in the future.

Results of Operations
Three and Nine Months Ended September 30, 2018 Compared to Three and Nine Months Ended October 1, 2017

The following table highlights the key components of sales and the number of restaurants in operation for the three and nine month period ended September 30, 2018 as compared to the three and nine month period ended October 1, 2017 (dollars in thousands):

		Three Months Ended		Nine Months Ended
		September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Restaurant Sales:		$296,917	$285,235	$871,553	$804,565
Change in Comparable Restaurant Sales %		1.6%	7.5%	4.2%	3.9%

Restaurants operating at beginning of period		807	799	807	753
New restaurants opened, including relocations	(1)	2	—	6	2
Restaurants acquired		33	—	34	60
Restaurants closed	(1)	(4)	(1)	(9)	(17)
Restaurants operating at end of period		838	798	838	798
(1) In the nine months ended October 1, 2017, new restaurants opened include two restaurants relocated within their market area and closed restaurants include one restaurant closed as a result of relocation.
Restaurant Sales. Comparable restaurant sales increased 1.6% in the third quarter of 2018 consisting of an increase in average check of 2.1%, including a 2.1% effect of menu price increases since the beginning of the third quarter of 2017, and a decrease in customer traffic of 0.5%. Restaurant sales also reflected the acquisition of 38 restaurants and the opening of 15 new restaurants since the beginning of the third quarter of 2017.
For the nine months ended September 30, 2018, comparable restaurant sales increased 4.2% due to an increase in average check of 4.0% and an increase in customer traffic of 0.2%. The effect in the first nine months of 2018 from menu price increases taken since the beginning of 2017 was approximately 2.8%. Restaurant sales also increased due to the 98 restaurants acquired since the beginning of 2017 which added $71.2 million of restaurant sales.
Operating Costs and Expenses (percentages stated as a percentage of total restaurant sales). The following table sets forth, for the three and nine months ended September 30, 2018 and October 1, 2017, selected operating results as a percentage of total restaurant sales:

	Three Months Ended		Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Costs and expenses (all restaurants):
Cost of sales	27.6%	28.7%	27.2%	27.9%
Restaurant wages and related expenses	32.1%	32.1%	32.5%	32.4%
Restaurant rent expense	6.8%	6.9%	6.9%	7.0%
Other restaurant operating expenses	15.3%	15.0%	15.3%	15.4%
Advertising expense	4.1%	4.1%	4.1%	4.1%
General and administrative	5.9%	5.2%	5.7%	5.6%
Cost of sales decreased to 27.6% in the third quarter of 2018 from 28.7% in the third quarter of 2017 due primarily to a decrease in commodity costs (0.7%) which included a 10.2% decrease in beef costs and a decrease in pork costs compared to the prior year period, menu pricing (0.7%), higher beverage rebates (0.6%) and partially offset by higher promotional discounting (0.7%).

Cost of sales decreased to 27.2% in the first nine months of 2018 from 27.9% in the first nine months of 2017 as a result of higher beverage rebates (0.5%), menu pricing (0.8%) and sales mix changes (0.1%) offset in part by higher levels of promotional discounting (0.4%).
Restaurant wages and related expenses were 32.1% in the third quarter of 2018 and 2017 due primarily to higher team member wage rates offset by lower workers compensation, medical and incentive costs. In the first nine months of 2018 restaurant wages and related expenses increased to 32.5% from 32.4% in the first nine months of 2017 as leveraging of our sales growth on fixed labor costs enabled us to offset the impact from a 5.5% increase in our hourly wage rate over last year.
Other restaurant operating expenses increased to 15.3% in the third quarter of 2018 from 15.0% in the third quarter of 2017 and in the first nine months of 2018 decreased to 15.3% from 15.4% in the first nine months of 2017 due primarily to higher repair and maintenance expenses and utility costs in the third quarter while in the first nine months we were able to leverage our fixed expenses on the higher sales volumes.
Restaurant rent expense decreased to 6.8% in the third quarter of 2018 from 6.9% in the third quarter of 2017, and decreased to 6.9% in the first nine months of 2018 from 7.0% in the first nine months of 2017 due primarily to the leveraging of fixed rents on higher sales volumes.
Advertising expense was 4.1% in the third quarter of 2018 and 2017 and in the first nine months of both periods.
Restaurant-Level EBITDA. As a result of the factors discussed above, Restaurant-Level EBITDA increased $3.9 million, or 10.2%, to $41.6 million in the third quarter of 2018, and as a percentage of total restaurant sales, increased to 14.0% in the third quarter of 2017 from 13.2% in the prior year period. Restaurant-Level EBITDA increased $16.2 million, or 15.2%, to $122.3 million in first nine months of 2018, and as a percentage of total restaurant sales, increased to 14.0% in the first nine months of 2018 from 13.2% in the prior year period. For a reconciliation between Restaurant-Level EBITDA and income from operations see page 28.
General and Administrative Expenses. General and administrative expenses increased $2.9 million in the third quarter of 2018 to $17.6 million, and as a percentage of total restaurant sales, increased to 5.9% from 5.2% in the third quarter of 2017. The increase in total general and administrative expenses was due primarily to additional district manager salaries related to the 2017 and 2018 acquisitions, higher administrative bonus accruals of $0.9 million, higher stock-based compensation expense of $0.8 million and higher acquisition costs of $0.3 million.
In the first nine months of 2018, general and administrative expenses increased $5.1 million to $49.8 million and, as a percentage of total restaurant sales, increased to 5.7% from 5.6% in the first nine months of 2017. The increase in total general and administrative expenses was due primarily to additional district manager salaries, higher administrative bonus accruals of $2.1 million and higher stock-based compensation expense of $2.0 million partially offset by lower acquisition costs of $0.6 million.
Adjusted EBITDA. As a result of the factors above, Adjusted EBITDA increased to $26.3 million in the third quarter of 2018 from $24.2 million in the third quarter of 2017, and, as a percentage of total restaurant sales, increased to 8.9% in the third quarter of 2018 from 8.5% in the prior year period. Adjusted EBITDA increased to $78.0 million in the first nine months of 2018 from $65.6 million in the first nine months of 2017.
For a reconciliation between net income and EBITDA and Adjusted EBITDA see page 28.
Depreciation and Amortization Expense. Depreciation and amortization expense increased $0.9 million to $14.6 million in the third quarter of 2018 from $13.7 million in the third quarter of 2017 and increased to $43.4 million in the first nine months of 2018 from $40.2 million in the first nine months of 2017 due primarily to our newly constructed restaurants, ongoing remodeling initiatives and acquisition of restaurants in 2017 and 2018.
Impairment and Other Lease Charges. Impairment and other lease charges were $0.2 million in the third quarter of 2018 and included a loss of $0.1 million associated with the sale-leaseback of a restaurant property and $0.1 million of capital expenditures at underperforming restaurants. Impairment and other lease charges were $3.4 million in the first nine months of 2018 included $0.6 million of capital expenditures at underperforming restaurants, losses of $0.7 m illion associated with sale-leaseback transactions of restaurant properties and $1.9 million related to the write-off of defective product holding unit kitchen equipment that was replaced.
In the third quarter of 2017, impairment and other lease charges were $1.0 million which included $0.2 million of capital expenditures at previously impaired restaurants, $0.3 million associated with an underperforming restaurant anticipated to close in 2018 and $0.6 million of other lease charges associated with the closure of one underperforming restaurant and an acquired administrative office. Impairment and other lease charges were $2.0 million in the first nine months of 2017, which included $0.5 million of capital expenditures at previously impaired restaurants, $0.5 million of asset impairment charges at four underperforming restaurants and $0.9 million of other lease charges primarily due to four restaurants and an acquired administrative office closed during the period.
Gain on Bargain Purchase. During the first nine months of 2018, we recorded a $0.2 million gain related to our acquisition of one restaurant in the first quarter of 2018. The acquisition resulted in a bargain purchase gain because the fair value of assets acquired exceeded the total fair value of consideration paid.
Interest Expense. Interest expense was $5.9 million in both the third quarter of 2018 and 2017. In the first nine months of 2018 interest expense increased to $17.8 million from $15.8 million in the first nine months of 2017 due to additional interest from the issuance of additional $75.0 million principal amount of 8% Notes in June 2017. The weighted average interest rate on our long-term debt, excluding lease financing obligations, was 7.9% in both the third quarter and first nine months of 2018 compared to 7.9% in the third quarter of 2017 and 7.7% in the first nine months of 2017.
Provision (Benefit) for Income Taxes. The provision (benefit) for income taxes for both the third quarter and first nine months of 2018 was derived using an estimated effective annual income tax rate for all of 2018 of 4.5%, and for all of 2017 was estimated at (6.7)% which excludes any discrete tax adjustments. The effective tax rate is below the statutory tax rate due to the effect of fixed employment tax credits on taxable income. The income tax provision for the first nine months of 2018 and 2017 contains net discrete tax adjustments of $0.1 million and $0.9 million of tax expense, respectively.
Net Income. As a result of the above, net income for the third quarter of 2018 was $3.6 million, or $0.08 per diluted share, compared to net income in the third quarter of 2017 of $2.8 million, or $0.06 per diluted share. Net income for first nine months of 2018 was $8.3 million, or $0.18 per diluted share, compared to net income in first nine months of 2017 of $3.2 million, or $0.07 per diluted share.

Reconciliations of net income to EBITDA, Adjusted EBITDA and Adjusted net income, and income from operations to Restaurant-Level EBITDA for the three and nine months ended September 30, 2018 and October 1, 2017 are as follows (in thousands, except for per share data):

	Three Months Ended		Nine Months Ended
Reconciliation of EBITDA and Adjusted EBITDA:	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Net income	$3,611	$2,795	$8,297	$3,238
Provision (benefit) for income taxes	148	(48)	346	608
Interest expense	5,909	5,937	17,752	15,767
Gain on bargain purchase	—	—	(230)	—
Depreciation and amortization	14,555	13,655	43,426	40,172
EBITDA	24,223	22,339	69,591	59,785
Impairment and other lease charges (1)	164	1,039	3,354	2,002
Acquisition costs (2)	842	502	1,036	1,668
Other income, net (3)	(434)	(383)	(434)	(383)
Stock-based compensation expense	1,531	723	4,501	2,509
Adjusted EBITDA	$26,326	$24,220	$78,048	$65,581

Reconciliation of Restaurant-Level EBITDA:
Income from operations	$9,668	$8,684	$26,165	$19,613
Add:
General and administrative expenses	17,602	14,699	49,758	44,686
Depreciation and amortization	14,555	13,655	43,426	40,172
Impairment and other lease charges (1)	164	1,039	3,354	2,002
Other income, net (3)	(434)	(383)	(434)	(354)
Restaurant-Level EBITDA	$41,555	$37,694	$122,269	$106,119

Reconciliation of Adjusted net income:
Net income	$3,611	$2,795	$8,297	$3,238
Add:
Impairment and other lease charges (1)	164	1,039	3,354	2,002
Other income, net (3)	(434)	(383)	(434)	(383)
Gain on bargain purchase	—	—	(230)	—
Acquisition costs (2)	842	502	1,036	1,668
Income tax effect on above adjustments (4)	(143)	(440)	(805)	(1,249)
Adjusted net income	$4,040	$3,513	$11,218	$5,276
Adjusted diluted net income per share (5)	$0.09	$0.08	$0.25	$0.12

(1)
Impairment and other lease charges for the nine months ended September 30, 2018, among other things, included a $1.9 million write-off of defective restaurant equipment that was replaced in approximately 300 restaurants. The Company has commenced litigation against the equipment supplier.

(2)
Acquisition costs include legal and professional fees incurred in connection with restaurant acquisitions and in the three and nine months ended October 1, 2017, include certain payroll and other costs associated with the wind-down of the corporate headquarters from our June 2017 acquisition, which were included in general and administrative expense.

(3)
Other income for both the three and nine months ended September 30, 2018 and October 1, 2017 each included a gain of $0.4 million related to an insurance recovery from a fire at one of its restaurants.

(4)
The income tax effect related to the adjustments for impairment and other lease charges, gain on bargain purchase, gain on insurance proceeds and acquisition costs during the periods presented was calculated using an effective income tax rate of 25% and 21.6% for the three and nine months ended September 30, 2018, respectively and 38% for the three and nine months ended October 1, 2017.

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
Operating Activities. Net cash provided from operating activities in the first nine months of 2018 increased to $67.8 million from $56.6 million in the first nine months of 2017 due primarily due to an increase in Adjusted EBITDA of $12.5 million.
Investing Activities. Net cash used for investing activities in the first nine months of 2018 and 2017 was $78.8 million and $77.9 million, respectively. In the first nine months of 2018 we acquired 34 restaurants in three transactions for a total cash purchase price of $27.6 million, purchased two existing restaurants for $2.1 million for future sale-leaseback, received net proceeds of $4.5 million from three sale-leaseback transactions, and received $0.6 million of proceeds from an insurance recovery related to a fire at one of our restaurants in 2018.
The first nine months of 2017 included our acquisition of 60 restaurants in two separate transactions for a total cash purchase price of $36.6 million and the purchase of certain restaurant properties to be sold in sale-leaseback transactions of $1.4 million. Investing activities in the first nine months of 2017 also included $4.3 million of proceeds from sale-leaseback transactions were and $0.5 million of insurance proceeds of related to a fire at one of our restaurants in 2017.
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

The following table sets forth our capital expenditures for the periods presented (in thousands of dollars):

Nine Months Ended September 30, 2018
New restaurant development	$17,753
Restaurant remodeling	21,505
Other restaurant capital expenditures	12,328
Corporate and restaurant information systems	2,661
Total capital expenditures	$54,247
Nine Months Ended October 1, 2017
New restaurant development	$3,726
Restaurant remodeling	23,036
Other restaurant capital expenditures	13,613
Corporate and restaurant information systems	4,285
Total capital expenditures	$44,660
Financing Activities. Net cash provided from financing activities in the first nine months of 2018 was $1.2 million resulting from $2.7 million of proceeds from a lease financing obligation net of $1.3 million of principal payments on capital leases. The lease financing obligation resulted from the sale-leaseback of a property that was under construction and has been reclassified to an operating lease upon the completion of construction in the third quarter of 2018. Net cash provided from financing activities in the first nine months of 2017 was $63.2 million due primarily to proceeds of $79.9 million from the issuance of the additional $75.0 million of principal amount of 8% Notes, at a premium, in June 2017 offset by the net repayment of revolving credit borrowings of $13.5 million and principal payments on capital leases of $1.2 million.
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
Senior Credit Facility. On May 30, 2012, we entered into a senior credit facility, which was most recently amended on June 20, 2017 to increase the permitted indebtedness of our second lien notes to a principal amount not to exceed $300.0 million in order to provide for the additional $75 million principal amount of the 8% Notes issued on June 23, 2017. Previously, on January 13, 2017, we entered into an amendment to our senior credit facility to, among other things, increase maximum revolving credit borrowings to $73.0 million (including $20.0 million available for letters of credit). The amended senior credit facility also provides for potential incremental borrowing increases of up to $25.0 million, in the aggregate. As of September 30, 2018, there were no revolving credit borrowings outstanding and $12.0 million of letters of credit were issued under the senior credit facility. After reserving for issued letters of credit, $61.0 million was available for revolving credit borrowings under the amended senior credit facility at September 30, 2018.
Borrowings under the senior credit facility bear interest at a rate per annum, at our option, of:
(i) the Alternate Base Rate plus the applicable margin of 1.75% to 2.75% based on our Adjusted Leverage Ratio, or
(ii) the LIBOR Rate plus the applicable margin of 2.75% to 3.75% based on our Adjusted Leverage Ratio (all terms as defined under the senior credit facility).
At September 30, 2018 our LIBOR Rate margin was 2.75% and the Alternate Base Rate margin was 1.75% based on our Adjusted Leverage Ratio at the end of the second quarter of 2018.
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
The amended senior credit facility contains certain covenants, including without limitation, those limiting our and our subsidiaries' ability to, among other things, incur indebtedness, incur liens, sell or acquire assets or businesses, change the character of its business in all material respects, engage in transactions with related parties, make certain investments, make certain restricted payments or pay dividends. In addition, the amended senior credit facility requires us to meet certain financial ratios, including a Fixed Charge Coverage Ratio, Adjusted Leverage Ratio and First Lien Leverage Ratio (all as defined under the amended senior credit facility). We were in compliance with the financial covenants under our senior credit facility at September 30, 2018.
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
Contractual Obligations
A table of our contractual obligations as of December 31, 2017 was included in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2017. There have been no significant changes to our contractual obligations during the nine months ended September 30, 2018.
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
A 1% change in interest rates would have resulted in a nominal change to interest expense for the nine months ended September 30, 2018 and a $0.1 million change to interest expense for the nine months ended October 1, 2017 due to the issuance of additional $75.0 million principal amount of 8% Notes at a premium and interest on our revolving credit borrowings prior to repayment in June 2017.
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
Evaluation of Disclosure Controls and Procedures. We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2018.
No change occurred in our internal control over financial reporting during the third quarter of 2018 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CARROLS RESTAURANT GROUP, INC.

Date: November 8, 2018	/s/ Daniel T. Accordino
(Signature)
Daniel T. Accordino Chief Executive Officer

Date: November 8, 2018	/s/ Paul R. Flanders
(Signature)
Paul R. Flanders Vice President – Chief Financial Officer and Treasurer