Form 10-K
period 2018-12-30
CARROLS RESTAURANT GROUP, INC.
filed 2019-03-07
CIK 809248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of February 26, 2019 Carrols Restaurant Group, Inc. had 37,003,873 shares of its common stock, $.01 par value, outstanding. The aggregate market value of the common stock held by non-affiliates as of July 1, 2018 of Carrols Restaurant Group, Inc. was $505,346,703.

DOCUMENTS INCORPORATED BY REFERENCE
None.

CARROLS RESTAURANT GROUP, INC.
FORM 10-K
YEAR ENDED DECEMBER 30, 2018

PART I—FINANCIAL INFORMATION
PART I
Throughout this Annual Report on Form 10-K we refer to Carrols Restaurant Group, Inc. as “Carrols Restaurant Group” and, together with its consolidated subsidiary, as “we”, “our” and “us” unless otherwise indicated or the context otherwise requires. Any reference to “Carrols” refers to our wholly-owned subsidiary, Carrols Corporation, a Delaware corporation, and its consolidated subsidiary, unless otherwise indicated or the context otherwise requires. Any reference to “Carrols LLC” refers to Carrols' direct subsidiary, Carrols LLC, a Delaware limited liability company, unless otherwise indicated or the context otherwise requires.
We use a 52 or 53 week fiscal year ending on the Sunday closest to December 31. Our fiscal years ended December 28, 2014, January 1, 2017, December 31, 2017, and December 30, 2018 each contained 52 weeks. Our fiscal year ended January 3, 2016 contained 53 weeks.
In this Annual Report on Form 10-K, we refer to information, forecasts and statistics regarding the restaurant industry and to information, forecasts and statistics from Nation's Restaurant News, the U.S. Census Bureau and the U.S. Department of Agriculture. Any reference to BKC in this Annual Report on Form 10-K refers to Burger King Worldwide, Inc. and its wholly-owned subsidiaries, including Burger King Corporation, and its parent company Restaurant Brands International, Inc., which is sometimes referred to as "RBI." Unless otherwise indicated, information regarding BKC in this Annual Report on Form 10-K has been made publicly available by BKC.
This 2018 Annual Report on Form 10-K contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements that are predictive in nature or that depend upon or refer to future events or conditions are forward-looking statements. Words such as “may”, “might”, “will”, “should”, “anticipate”, “believe”, “expect”, “intend”, “estimate”, “hope”, “plan” or similar expressions are intended to identify such forward-looking statements. In addition, expressions of our strategies, intentions or plans are also forward-looking statements. These statements reflect management's best judgment based on current views with respect to future events and are subject to risks and uncertainties, both known and unknown. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their date. Actual results could differ materially from those stated or implied in these forward-looking statements as a result of a number of factors, included but not limited to, the factors discussed in Item 1A-Risk Factors. We believe important factors that could cause actual results to differ materially from our expectations include the following, in addition to other risks and uncertainties discussed herein:

•	Effectiveness of the Burger King® advertising programs and the overall success of the Burger King® brand;

•	Increases in food costs and other commodity costs;

•	Competitive conditions, including pricing pressures, couponing, aggressive marketing and the potential impact of competitors’ new unit openings on sales of our restaurants;

•	Our ability to integrate any restaurants we acquire;

•	Regulatory factors;

•	Environmental conditions and regulations;

•	General economic conditions, particularly in the retail sector;

•	Weather conditions;

•	Fuel prices;

•	Significant disruptions in service or supply by any of our suppliers or distributors;

•	Changes in consumer perception of dietary health and food safety;

•	Labor and employment benefit costs, including the effects of minimum wage increases, healthcare reform and changes in the Fair Labor Standards Act;

•	The outcome of pending or future legal claims or proceedings;

•	Our ability to manage our growth and successfully implement our business strategy;

•	Our inability to service our indebtedness;

•	Our borrowing costs and credit ratings, which may be influenced by the credit ratings of our competitors;

•	The availability and terms of necessary or desirable financing or refinancing and other related risks and uncertainties;

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
ITEM 1. BUSINESS
Overview
Our Company
We are one of the largest restaurant companies in the United States and have been operating restaurants for more than 55 years. We are the largest Burger King® franchisee in the United States, based on number of restaurants, and have operated Burger King restaurants since 1976. As of December 30, 2018, we owned and operated 849 Burger King restaurants located in 18 Northeastern, Midwestern and Southeastern states. Burger King restaurants feature the popular flame-broiled Whopper® sandwich, as well as a variety of hamburgers, chicken and other specialty sandwiches, french fries, salads, breakfast items, snacks, soft drinks and other offerings. We believe that our size, seasoned management team, extensive operating infrastructure, experience and proven operating disciplines differentiate us from many of our competitors as well as many other Burger King operators.
According to BKC, as of December 31, 2018 there were a total of 17,796 Burger King restaurants, of which almost all were franchised and 7,330 were located in the United States. Burger King is the second largest quick service hamburger restaurant chain in the world (as measured by number of restaurants) and we believe that the Burger King brand is one of the world's most recognized consumer brands. Burger King restaurants have a distinctive image and are generally located in high-traffic areas throughout the United States. Burger King restaurants are designed to appeal to a broad spectrum of consumers, with multiple day-part meal segments targeted to different groups of consumers. We believe that the competitive attributes of Burger King restaurants include significant brand recognition, convenience of location, quality, speed of service and price.
Our Burger King restaurants are typically open seven days per week and generally have operating hours ranging from 6:00 am to midnight on Sunday to Wednesday and to 2:00 am on Thursday to Saturday.
Our existing restaurants consist of one of several building types with various seating capacities. Our typical freestanding restaurant contains approximately 2,600 square feet with seating capacity for 60 to 70 customers, has drive-thru service windows and has adjacent parking areas. As of December 30, 2018, almost all of our restaurants were freestanding. We operate our restaurants under franchise agreements with BKC.
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
During 2018, we acquired a total of 44 restaurants from other franchisees in four separate transactions. During 2017, we acquired a total of 64 restaurants in three separate transactions and in 2016, we acquired 56 restaurants in seven separate transactions.
For the fiscal year ended December 30, 2018, our restaurants generated total revenues of $1,179.3 million and our comparable restaurant sales increased 3.8%. Our average annual restaurant sales for all restaurants were approximately $1.45 million per restaurant.
On February 20, 2019, we announced that we entered into a definitive Agreement and Plan of Merger (the "Merger Agreement") dated as of February 19, 2019 to acquire 166 Burger King® and 55 Popeyes® restaurants from Cambridge Franchise Holdings, LLC ("Cambridge Holdings"). Cambridge Holdings will receive approximately 7.36 million shares of our common stock, and at closing will own approximately 16.6% of our outstanding common shares. Cambridge Holdings will also receive shares of 9% PIK Series C Convertible Preferred Stock that will be convertible into approximately 7.45 million shares of our common stock at $13.50 per share. The conversion of the preferred stock received by Cambridge Holdings will be subject to a vote of our stockholders which will occur at our 2019 Annual Meeting of Stockholders, and will automatically convert into common stock upon stockholder approval of such conversion. All shares issued to Cambridge Holdings are subject to a two year restriction on sale or transfer subject to certain limited exceptions. As part of the transaction, Cambridge Holdings will have the right to designate up to two director nominees and two Cambridge Holdings executives will join the Company's Board of Directors upon completion of the merger.
We expect to refinance the existing debt assumed as part of the transaction, along with our existing debt, through a new senior secured credit facility providing for term loan and revolving credit borrowings under a fully committed financing. The closing of the merger with Cambridge Holdings is not, however, conditioned on financing.
We have entered into an Area Development and Remodeling Agreement (the "Area Development Agreement") with BKC which will be subject to the closing of the transactions contemplated by the Merger Agreement and have a term commencing on the date of the closing of the Merger Agreement and ending on September 30, 2024. Pursuant to the Area Development Agreement, which will supersede the amended operating agreement, BKC will grant us franchise pre-approval and assign to us its right of first refusal on franchise restaurant transfers in 16 states until the date that we have acquired more than an aggregate of 500 Burger King Restaurants. We will pay BKC $3.0 million in equal quarterly installment payments in 2019. We also will agree to open, build and operate 200 new Burger King restaurants and will agree to remodel or upgrade 748 Burger King restaurants to BKC’s Burger King of Tomorrow restaurant image. The Area Development agreement includes a contribution by BKC of $10 million to $12 million for upgrades to approximately 50 to 60 Burger King restaurants in 2019 and 2020 where BKC is the landlord on the lease.

For a complete discussion of the Merger Agreement, committed debt financing and Area Development Agreement see "Item 1. Business - Recent Developments."
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

Operational Expertise.   We have been operating Burger King restaurants since 1976 and have developed sophisticated information and operating systems that enable us to measure and monitor key metrics for operational performance, sales and profitability that may not be available to other restaurant operators. Our focus on leveraging our operational expertise, infrastructure and systems allows us to optimize the performance of our restaurants and restaurants that we may acquire or open. Our size and history with the Burger King brand enable us to effectively track operating metrics and leverage best practices across our organization. We believe that our experienced management team, operating culture, effective operating systems and infrastructure enable us to operate more efficiently than many other Burger King operators, resulting in higher restaurant margins and improved overall financial results.

Consistent Operating History and Financial Strength.   We believe that the quality and sophistication of our restaurant operations have helped drive our strong restaurant level performance. Comparable restaurant sales for our restaurants have generally outperformed the Burger King system. Our strong restaurant level operations coupled with our financial management capabilities have resulted in consistent and stable cash flows. We have demonstrated our ability to prudently manage our capital structure and financial leverage through a variety of economic cycles. We believe that our cash flow from operations, cash balances and the availability of revolving credit borrowings under our amended senior credit facility (and, in the event the Mergers and Financing, as defined below, are consummated, our New Senior Credit Facilities, as defined below) are sufficient to fund our ongoing operations and capital expenditures.

Distinct Brand with Global Recognition, Innovative Marketing and New Product Development.   As a Burger King franchisee, we benefit from, and rely on, BKC's extensive marketing, advertising and product development capabilities to drive sales and generate increased restaurant traffic. Over the years, BKC has launched innovative and creative multimedia advertising campaigns and products that highlight the relevance of the Burger King brand. BKC has also introduced promotions that leverage both value and premium menu offerings as well as providing a platform for new premium sandwich offerings. We believe these campaigns continue to positively impact the brand today as BKC focuses on a well-balanced promotional mix and remains committed to focusing on impactful new product launches and limited time offers, both of which continue to show positive trends. BKC is also aggressively working with franchisees throughout the system to encourage the renovation and remodeling of restaurants to BKC's current image, which we believe will continue to increase customer traffic and restaurant sales.

Strategic Relationship with Burger King Corporation and RBI.    We believe that the structure of the 2012 acquisition strengthened our well-established relationship with BKC and RBI and has further aligned our common interests to grow our business. We intend to continue to expand by making acquisitions, including acquisitions resulting from the exercise of the ROFR as well as other negotiated acquisitions under our pre-approval rights. The consideration to BKC associated with the 2012 acquisition included a preferred stock equity interest in Carrols Restaurant Group, which is convertible into approximately 20.3% of our outstanding shares of common stock. Since the 2012 acquisition, two of BKC's or RBI's senior executives have served on our Board of Directors. Jose Cil, Chief Executive Officer of Restaurant Brands International Inc., and Matthew Dunnigan, Chief Financial Officer of Restaurant Brands International Inc., the indirect parent company of BKC, currently serve on our board of directors. Our restaurants represented approximately 11.6% of the Burger King locations in the United States as of December 30, 2018. We believe that the combination of our rights under the amended operating agreement (and the Area Development Agreement should such agreement become effective), BKC's equity interest and its board level representation will continue to reinforce the alignment of our common interests with BKC for the long term.

Multiple Growth Levers. We believe our historical track record of acquiring and integrating restaurants and our commitment to remodel, upgrade and open new restaurants provides multiple avenues to grow our business. With more than 55 years of restaurant operating experience, we have successfully grown our business through acquisitions. We have experienced increases in comparable restaurant sales, increased restaurant-level profitability and improved operating metrics at the restaurants we have acquired in the last five years. In addition, we have remodeled a total of 560 restaurants to BKC’s 20/20 restaurant image as of December 30, 2018 which we believe has improved our guests’ overall experience and increased customer traffic. At December 30, 2018, 681 of our restaurants had the BKC 20/20 image, which includes restaurants converted prior to our acquisition.

Experienced Management Team with a Proven Track Record.    We believe that our senior management team's extensive experience in the restaurant industry and its long and successful history of developing, acquiring, integrating and operating quick-service restaurants provide us with a competitive advantage. Our management team has a successful history of integrating acquired restaurants, and over the past 20 years, we have significantly increased the number of

Burger King restaurants we own and operate, largely through acquisitions. Our operations are overseen by our Chief Executive Officer, Dan Accordino, who has over 45 years of Burger King and quick-service restaurant experience, a Divisional VP, and ten Regional Directors that have an average of 24 years of Burger King restaurant experience. Our 124 district managers that have an average tenure of over 16 years in the Burger King system support the Regional Directors. Our operations management is further supported by our infrastructure of financial, information systems, real estate, human resources and legal professionals.
Our Business Strategies
Our primary business strategies are as follows:
Selectively Acquire and Develop Additional Burger King Restaurants.   As of December 30, 2018, we operated 849 Burger King restaurants, making us the largest Burger King franchisees in the United States. We acquired the ROFR in the 2012 acquisition and were granted certain pre-approval rights to acquire additional franchised restaurants and to develop new restaurants. Due to the number of restaurants and franchisees in the Burger King system and our historical success in acquiring and integrating restaurants, we believe that there is considerable opportunity for future growth. There are more than 2,000 Burger King restaurants we do not own in states in which we have the ROFR and pre-approval rights. Furthermore, we believe there are additional Burger King restaurants in states not subject to the ROFR that could be attractive acquisition candidates, subject to BKC's customary approval. We believe that the assignment of the ROFR and the pre-approval to acquire and develop additional restaurants provide us with the opportunity to significantly expand our ownership of Burger King restaurants in the future. While we may evaluate and discuss potential acquisitions of additional restaurants from time to time, we currently have no understandings, commitments or agreements with respect to any material acquisitions, other than the Merger Agreement with Cambridge Holdings. We may be required to obtain additional financing to fund future acquisitions. There can be no assurance that we will be able to obtain additional financing, if necessary, on acceptable terms or at all.
Under the new Area Development Agreement which is subject to and effective upon the closing of the Mergers, BKC will assign to Carrols LLC the ADA ROFR in the ADA DMAs until the date that Carrols LLC has acquired an aggregate of 500 Burger King restaurants. In addition, pursuant to the Area Development Agreement, BKC will grant Carrols LLC franchise pre-approval to build new Burger King restaurants or acquire Burger King restaurants from Burger King franchisees in the ADA DMAs until the date that Carrols LLC acquires, in the aggregate, more than 500 Burger King restaurants.
Improve Profitability of Restaurants We Acquire by Leveraging Our Existing Infrastructure and Best-Practices.    For acquired restaurants, we believe we can realize benefits from economies of scale, including leveraging our existing infrastructure across a larger number of restaurants. Additionally, we believe that our skilled management team, sophisticated information technology, operating systems and training and development programs support our ability to enhance operating efficiencies at restaurants we may acquire. We have demonstrated our ability to increase the profitability of acquired restaurants and we believe, over time, that we will improve profitability and operational efficiency at the restaurants we have and may acquire.
Increase Restaurant Sales and Customer Traffic.    BKC has identified and implemented a number of strategies to increase brand awareness, increase market share, improve overall operations and drive sales. These strategies are central to our strategic objectives to deliver profitable growth.

•
Products.  The strength of the BKC menu has been built on a distinct flame-grilled cooking platform to make better tasting hamburgers. We believe that BKC intends to continue to optimize the menu by focusing on core products, such as the flagship Whopper® sandwich, while maintaining a balance between value promotions and premium limited time offerings to drive sales and traffic. Recent product innovation has included a multi-tier balanced marketing approach with value and premium offerings, pairing value promotions, such as the $1.00 10-piece chicken nugget promotion with premium limited time Burger offerings, such as the Sourdough King sandwiches and Crispy Chicken. Promotional initiatives in 2018 included the 2 for $6 Mix and Match and 2 for $10 Meal Deal featuring the Whopper and Crispy Chicken sandwich. There have also been a number of enhancements to food preparation procedures to improve the quality of BKC's existing products. These new menu platforms and quality improvements form the backbone of BKC's strategy to appeal to a broader consumer base and to increase restaurant sales.

•
Image.  We believe that re-imaged restaurants increase curb appeal and result in increased restaurant sales. BKC's current restaurant image features a fresh, sleek, eye-catching design which incorporates easy-to-navigate digital menu boards in the dining room, streamlined merchandising at the drive-thru and flat screen televisions in the dining area. We believe that restaurant remodeling has improved our guests' dining experience and increased customer traffic. As of December 30, 2018 a total of 681 of our restaurants had the BKC 20/20 restaurant image, which includes restaurants re-imaged prior to our acquisition. We believe the customer experience will be further enhanced from the upgrades to the Burger King of Tomorrow image that include a double drive-thru (where applicable), certain modifications to the exterior image and the installation of exterior digital menu boards as well as remodels that include the exterior design elements and an interior that creates a warm and welcoming restaurant designed to bring the outdoors inside.

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

Strategically Remodel to Elevate Brand Profile and Increase Profit Potential. In 2019, we plan to remodel 20 to 25 locations to BKC's current image standard, including rebuilding 3 to 5 restaurants and to upgrade 60 to 70 restaurants from BKC 20/20 restaurant image to the Burger King of Tomorrow image, with a contribution from BKC of approximately $7.0 million to $8.0 million under the Area Development Agreement, should it become effective, for restaurants whereby BKC is landlord on the lease. We also plan to construct 15 to 20 new restaurants (including relocations of 3 to 4 existing restaurants). We believe there are opportunities to increase profitability by remodeling additional restaurants including restaurants that we have acquired or may acquire in the future.
Restaurant Economics
Selected restaurant operating data for our restaurants is as follows:

	Year Ended
	January 1, 2017	December 31, 2017	December 30, 2018
Average annual sales per restaurant (1)	$1,311,516	$1,387,850	$1,449,047
Average sales transaction	$6.85	$7.15	$7.37
Drive-through sales as a percentage of total sales	67.0%	67.9%	68.4%
Day-part sales percentages:
Breakfast	13.8%	13.7%	13.5%
Lunch	32.4%	32.3%	31.9%
Dinner	20.4%	20.6%	20.9%
Afternoon and late night	33.4%	33.4%	33.6%

(1)	Average annual sales per restaurant are derived by dividing restaurant sales by the average number of restaurants operating during the period on a 52-week basis.
Restaurant Capital Costs
The initial cost of the franchise fee, equipment, seating, signage and other interior costs of a standard new Burger King restaurant currently is approximately $450,000 (which excludes the cost of the land, building and site improvements). In the markets in which we operate, the cost of land generally ranges from $500,000 to $900,000 and the cost of building and site improvements generally ranges from $850,000 to $1,025,000.

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
BKC's current image restaurant design draws inspiration from its signature flame-grilled cooking process and incorporates a variety of innovative elements to a backdrop that evokes the warm and welcoming look of the outdoors including corrugated metal, brick, wood and concrete. The cost of remodeling a restaurant to the BKC current image varies depending upon the age and condition of the restaurant and the amount of new equipment needed and can range from $250,000 to $650,000 per restaurant with a cost of approximately $650,000 per restaurant in 2018 and an average cost of $500,000 over the past three years. The total cost of a remodel has increased over time due to construction cost increases and the replacement of certain kitchen equipment at the time of the remodel which is incremental to the cost to upgrade to the BKC current image design. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent and Future Events Affecting our Results of Operations".
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

Restaurant Locations
The following table details the locations of our 849 Burger King restaurants as of December 30, 2018:

State	Total Restaurants
Georgia	2
Illinois	18
Indiana	88
Kentucky	36
Maine	15
Maryland	17
Massachusetts	1
Michigan	56
New Jersey	10
New York	128
North Carolina	152
Ohio	118
Pennsylvania	62
South Carolina	40
Tennessee	31
Vermont	5
Virginia	66
West Virginia	4
Total	849

Operations
Management Structure
We conduct substantially all of our executive management, finance, marketing and operations support functions from our corporate headquarters in Syracuse, New York. Carrols Restaurant Group is led by our Chief Executive Officer and President, Daniel T. Accordino, who has over 45 years of Burger King and quick-service restaurant experience at our company.
Operations for our restaurants are overseen by one Division VP and ten Regional Directors that have an average of over 24 years of Burger King restaurant experience. Our 124 district managers support the Regional Directors in the management of our restaurants.
A district manager is responsible for the direct oversight of the day-to-day operations of an average of approximately seven to eight restaurants.  Typically, district managers have previously served as restaurant managers at one of our restaurants.  Regional directors, district managers and restaurant managers are compensated with a fixed salary plus an incentive bonus based upon the performance of the restaurants under their supervision, and for our regional directors and district managers, the combined performance of all of our restaurants.  Typically, our restaurants are staffed with hourly employees who are supervised by a salaried general manager and one to three assistant managers.
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
Management Information Systems
Our sophisticated management information systems provide us the ability to efficiently and effectively manage our restaurants and to ensure consistent application of operating controls at our restaurants. Our size affords us the ability to maintain an in-house staff of information technology and restaurant systems professionals dedicated to continuously enhancing our systems. In addition, these capabilities allow us to quickly integrate restaurants that we acquire and achieve greater economies of scale and operating efficiencies.
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
Burger King Franchise Agreements
Each of our Burger King restaurants operates under a separate franchise agreement with BKC. Our franchise agreements with BKC generally require, among other things, that all restaurants comply with specified design criteria and operate in a prescribed manner, including utilization of the standard Burger King menu. In addition, our Burger King franchise agreements generally require that our restaurants conform to BKC's current image and may provide for updating our restaurants during the tenth year of the agreements to conform to such current image, which may require significant expenditures. We expect these update expenditures in 2019 to range from $100,000 to $300,000 per restaurant.
These franchise agreements with BKC generally provide for an initial term of 20 years and currently have an initial franchise fee of $50,000. In the event that we terminate any franchise agreement and close the related BKC restaurant prior to the expiration of its term, we generally are required to pay BKC an amount based on the net present value of the royalty stream that would have been realized by BKC had such franchise agreement not been terminated. Any franchise agreement, including renewals, can be extended at our discretion for an additional 20-year term, with BKC's approval, provided that, among other things, the restaurant meets the current Burger King operating and image standards and that we are not in default under the terms of the franchise agreement. The franchise agreement fee for subsequent renewals is currently $50,000. BKC may terminate any of the franchise agreements if an act of default is committed by us under these agreements and such default is not cured. Defaults under the franchise agreements include, among other things, our failure to operate such Burger King restaurant in accordance with the operating standards and specifications established by BKC (including failure to use equipment, uniforms or decor approved by BKC), our failure to sell products approved or designated by BKC, our failure to pay royalties or advertising and sales promotion contributions as required, our unauthorized sale, transfer or assignment of such franchise agreement or the related restaurant, certain events of bankruptcy or insolvency with respect to us, conduct by us or our employees that has a harmful effect on the Burger King restaurant system, conviction of us or our executive officers for certain indictable offenses, our failure to maintain a responsible credit rating or our acquisition of an interest in any other hamburger restaurant business. At December 30, 2018, we were not in default under any of our franchise agreements with BKC.
In order to obtain a successor franchise agreement with BKC, a franchisee is typically required to make capital improvements to the restaurant to bring it up to BKC's current image standards. The cost of these improvements may vary widely depending upon the magnitude of the required changes and the degree to which we have made interim improvements to the restaurant. At December 30, 2018, we had 33 franchise agreements due to expire in 2019, 55 franchise agreements due to expire in 2020 and 12 franchise agreements due to expire in 2021. In recent years, the historical costs of improving our Burger King restaurants in connection with franchise renewals generally have ranged from $250,000 to $650,000 per restaurant. The average cost of our remodels in 2018 was approximately $650,000 per restaurant. The cost of remodels can vary depending upon the age and condition of the restaurant and the amount of new equipment needed. The cost of capital improvements made in connection with future franchise agreement renewals may differ substantially from past franchise renewals depending on the current image requirements established from time to time by BKC.
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
We evaluate the performance of our Burger King restaurants on an ongoing basis. With respect to franchise renewals, such evaluation depends on many factors, including our assessment of the anticipated future operating results of the subject restaurants and the cost of required capital improvements that we would need to commit for such restaurants. If we determine that a Burger King restaurant is under-performing, or that we do not anticipate an adequate return on the capital investment required to renew the franchise agreement, we may elect to close such restaurant. We may also relocate (offset) a restaurant within its trade area and build a new Burger King restaurant as part of the franchise renewal process. In 2018, we closed 10 restaurants, including one offset location. We currently expect to close between 8 to 12 restaurants in 2019, excluding any relocations of existing restaurants. Our determination to close these restaurants is subject to further evaluation and may change. We may also elect to close additional restaurants in the future.
In addition to the initial franchise fee, we generally pay BKC a monthly royalty. The royalty rate for new restaurants and for successor franchise agreements is 4.5% of sales. Royalty payments for restaurants acquired from other franchisees are based on the terms of existing franchise agreements being acquired, and may be less than 4.5%. The royalty rate was increased from 3.5% to 4.5% of sales in 2000, and generally for restaurants that were in existence in 2000, becomes effective upon the renewal of the franchise agreement. Burger King royalties, as a percentage of restaurant sales, were 4.3% in both 2018 and 2017 and 4.2% in 2016. We anticipate our Burger King royalties, as a percentage of restaurant sales, will be 4.3% in 2019 as a result of the terms outlined above. Under the Area Development Agreement, should it becomes effective, newly constructed units will receive a 1% royalty rate reduction a four year period and certain remodeled restaurants, excluding upgrades, will receive a 0.75% royalty rate reduction for a five year period.
We also generally contribute 4% of restaurant sales from our Burger King restaurants to fund BKC's national and regional advertising. Under the Area Development Agreement, should it becomes effective, newly constructed units will receive a 3% advertising contribution deduction for four years and on certain remodeled restaurants, excluding upgrades, will receive a 0.75% advertising contribution reduction for a five year period. BKC engages in substantial national and regional advertising and promotional activities and other efforts to maintain and enhance the Burger King brand. From time to time we supplement BKC's marketing with our own local advertising and promotional campaigns. See “- Advertising, Products and Promotion” below.
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
Except as permitted by the amended operating agreement, we are required to obtain BKC's consent before we acquire existing Burger King restaurants from other franchisees or develop new Burger King restaurants. BKC also has the right of first refusal to purchase any Burger King restaurant that is being offered for sale by a franchisee. However, pursuant to the operating agreement, BKC assigned the ROFR to us in 20 states and granted us franchise pre-approval to build new restaurants or acquire restaurants from franchisees until the date that we operate 1,000 restaurants. Historically, BKC has approved substantially all of our acquisitions of restaurants from other franchisees.
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
We are generally required to contribute 4% of restaurant sales to an advertising fund utilized by BKC for its advertising, promotional programs and public relations activities. BKC's advertising programs consist of national campaigns supplemented by local advertising. BKC's advertising campaigns are generally carried on television, radio and in circulated print media (national and regional newspapers and magazines). As a percentage of our restaurant sales advertising expense was 4.1% in 2018, 4.1% in 2017 and 4.4% in 2016. For 2019 we expect advertising expense to range between 4.0% and 4.2% of restaurant sales.
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
Suppliers
We are a member of a national purchasing cooperative, Restaurant Services, Inc., which we refer to as "RSI", created for the Burger King system. RSI is a non-profit independent purchasing cooperative that is responsible for sourcing our products and related supplies and managing relationships with approved distributors for the Burger King system. We use our purchasing power to negotiate directly with certain other vendors, to obtain favorable pricing and terms for supplying our restaurants. For our restaurants, we are required to purchase all of our foodstuffs, paper goods and packaging materials from BKC-approved suppliers at prices negotiated by RSI. We currently utilize mostly three distributors, Maines Paper & Food Service, Inc., McLane Company Inc., and Reinhart Food Service L.L.C., to supply our restaurants with the majority of our foodstuffs and, as of December 30, 2018, such distributors supplied 40%, 32% and 28%, respectively, of our restaurants. We may purchase non-food items, such as kitchen utensils, equipment maintenance tools and other supplies, from any suitable source so long as such items meet BKC product uniformity standards. All BKC-approved distributors are required to purchase foodstuffs and supplies from BKC-approved manufacturers and purveyors. BKC is responsible for monitoring quality control and supervision of these manufacturers and conducts regular visits to observe the preparation of foodstuffs, and to perform various tests to ensure that only quality foodstuffs are sold to its approved suppliers. In addition, BKC coordinates and supervises audits of approved suppliers and distributors to determine continuing product specification compliance and to ensure that manufacturing plant and distribution center standards are met. Although we believe that we have alternative sources of supply available to our restaurants, in the event any distributor or supplier for our restaurants was unable to service us, this could lead to a disruption of service or supply at our restaurants until a new distributor or supplier is engaged, which could have an adverse effect on our business.
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

The Patient Protection and Affordable Care Act (the “Act”) required businesses employing fifty or more full-time equivalent employees to offer health care benefits to those full-time employees or be subject to an annual penalty. Those benefits must be provided under a health care plan which provides a certain minimum scope of health care services. The Act also limits the portion of the cost of the benefits which we can require employees to pay. Based on our enrollment history to date, approximately 12% of our approximately 2,500 eligible hourly employees have opted for coverage under our medical plan.
We are also subject to various federal, state and local environmental laws, rules and regulations. We believe that we conduct our operations in substantial compliance with applicable environmental laws and regulations. Our costs for compliance with environmental laws or regulations have not had a material adverse effect on our results of operations, cash flows or financial condition in the past.
Industry and Competition
The Restaurant Market. Restaurant sales historically have closely tracked several macroeconomic indicators and we believe that “away-from-home” food consumption will increase due to these trends in recent years. Historically, unemployment has been inversely related to restaurant sales and, as the unemployment rate decreases and disposable income increases, restaurant sales have increased. According to the U.S. Department of Agriculture, through July 2018 food away from home dollars exceeded at-home dining, with 50.9% of nominal food dollars spent on food away from home and with total expenditures increasing 4.2% from the same period in 2017.
Quick-Service Restaurants. We operate in the hamburger category of the quick-service restaurant segment of the restaurant industry. Quick-service restaurants are distinguished by high speed of service and efficiency, convenience, limited menu and service, and value pricing. According to Nation's Restaurant News, 2017 U.S. foodservice sales for the Top 200 restaurant chains increased 3.0% from 2016 to $291.6 billion. Of this amount, the hamburger category represented $83.1 billion, or 28.5%, making it the largest category of the quick-service segment.
The restaurant industry is highly competitive with respect to price, service, location and food quality. In each of our markets, our restaurants compete with a large number of national and regional restaurant chains, as well as locally owned restaurants, offering low and medium-priced fare. We also compete with operators outside the restaurant industry such as convenience stores, delicatessens and prepared food counters in supermarkets, grocery stores, cafeterias and other purveyors offering moderately priced and quickly prepared foods. Our competitors may also employ marketing strategies such as frequent use of price discounting, frequent promotions and emphasis on value menus.
We believe that:

•	product quality and taste;

•	brand recognition;

•	convenience of location;

•	speed of service;

•	menu variety;

•	price; and

•	ambiance
are the most important competitive factors in the quick-service restaurant segment and that our restaurants effectively compete in each category. We believe our largest competitors are McDonald's and Wendy's.
Employees
As of December 30, 2018, we employed approximately 24,500 persons of which approximately 160 were administrative personnel and approximately 24,340 were restaurant operations personnel. None of our employees are unionized or covered by collective bargaining agreements. We believe that our overall relations with our employees are good.

Recent Developments

Series B Convertible Preferred Stock

On November 30, 2018, Carrols Restaurant Group entered into a Preferred Stock Exchange Agreement (the “Exchange Agreement”) with BKC. Pursuant to the terms of the Exchange Agreement, BKC exchanged (the “Exchange”) 100 shares (the “Series A Shares”) of the Series A Convertible Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”) of Carrols Restaurant Group held by BKC for 100 shares (the “Series B Shares”) of Carrols Restaurant Group's Series B Convertible Preferred Stock, par value $0.01 per share (the “Series B Preferred Stock”) newly issued by Carrols Restaurant Group. The powers, preferences and rights of the Series B Shares are substantially similar to those of the Series A Shares (including, without limitation, that the Series B Shares are convertible into the same number of shares of Carrols Restaurant Group's common stock on an as-converted basis as the Series A Shares), except that the Series B Shares may be transferred by BKC to certain other entities that are both affiliates of BKC and either RBI or Restaurant Brands International Limited Partnership (“RBI LP”), each an indirect parent of BKC (such affiliates of BKC and RBI or RBI LP, the “RBI Investors”), without the termination of the Rights (as defined below) that were previously granted solely to BKC pursuant to the Certificate of Designations of the Series A Preferred Stock (the “Series A Certificate of Designations”).

On November 30, 2018, in connection with the Exchange, Carrols Restaurant Group (i) upon issuance of 100 shares of Series B Preferred Stock to BKC pursuant to a Certificate of Designation of Series B Preferred Stock, dated as of November 30, 2018 (the “Series B Certificate of Designations”) and (ii) upon receipt of the 100 Series A Shares, which constituted all of the shares of Series A Preferred Stock outstanding, retired the Series A Preferred Stock by filing a Certificate of Retirement of Series A Convertible Preferred Stock of Carrols Restaurant Group (the “Certificate of Retirement”) with the Secretary of State of Delaware as part of Carrols Restaurant Group's Certificate of Incorporation, in accordance with the General Corporation Law of the State of Delaware (the "DGCL"). The Certificate of Retirement permanently retires the Series A Preferred Stock and eliminates all references to the Series A Preferred Stock from Carrols Restaurant Group's Certificate of Incorporation.

Each of the Series B Shares is convertible into 94,145.80 shares of Carrols Restaurant Group's common stock, par value $0.01 per share ("Carrols Restaurant Group Common Stock"), or an aggregate of 9,414,580 shares of Carrols Restaurant Group Common Stock constituting approximately 20.3% of the outstanding shares of Carrols Restaurant Group Common Stock (the “Series B Conversion Shares”) on an as-converted basis after giving effect to the issuance of the Series B Preferred Stock (which is the exact same number of shares of Carrols Restaurant Group Common Stock that the Series A Shares were convertible into).

The Series B Certificate of Designation provides that the RBI Investors will have certain rights (collectively, the “Rights”) including approval rights, so long as they collectively own greater than 10% of the outstanding shares of Carrols Restaurant Group Common Stock (on an as-converted basis) with regards to, among other things: (a) modifying Carrols Restaurant Group's organizational documents; (b) amending the size of Carrols Restaurant Group's Board of Directors; (c) authorizing or consummating any liquidation event (as defined in the Series B Certificate of Designations), except as permitted pursuant to the amended operating agreement; (d) engaging in any business other than the acquisition and operation of Burger King restaurants, except following a bankruptcy filing, reorganization or insolvency proceeding by or against BKC or RBI, which filing has not been dismissed within 60 days; and (g) issuing, in any single transaction or series of related transactions, shares of Carrols Restaurant Group Common Stock in an amount exceeding 35% of the total number of shares of Carrols Restaurant Group Common Stock outstanding immediately prior to the time of such issuance. The Series B Preferred Stock votes with the Carrols Restaurant Group Common Stock on an as-converted basis and will provide for the right of the RBI Investors to elect two members of Carrols Restaurant Group's Board of Directors as Class B members until the date on which the number of shares of Carrols Restaurant Group Common Stock into which the outstanding shares of Series B Preferred Stock held by the RBI Investors are then convertible constitutes less than 14.5% of the total number of outstanding shares of Carrols Restaurant Group Common Stock (the “BKC Director Step-Down Date”). From the BKC Director Step-Down Date to the date on which the number of shares of Carrols Restaurant Group Common Stock into which the outstanding shares of Series B Preferred Stock held by the RBI Investors are then convertible constitute less than 10% of the total number of outstanding shares of Carrols

Restaurant Group Common Stock, the RBI Investors will have the right to elect one member to Carrols Restaurant Group's Board of Directors as a Class B member. The Series B Preferred Stock will rank senior to Carrols Restaurant Group Common Stock with respect to rights on liquidation, winding-up and dissolution of Carrols Restaurant Group. The Series B Preferred Stock will receive dividends and amounts upon a liquidation event (as defined in the Series B Certificate of Designations) on an as converted basis.

The Exchange Agreement also provides that the Series B Conversion Shares are to be included as “Registrable Securities,” as defined in the Registration Rights Agreement (the "BKC Registration Rights Agreement"), dated May 30, 2012, by and between the Company and BKC, and which provides for certain registration rights for the shares of Carrols Restaurant Group's Common Stock.

The Merger Agreement

On February 19, 2019, Carrols Restaurant Group, Carrols Holdco Inc. ("NewCRG"), a wholly owned subsidiary of Carrols Restaurant Group, GRC MergerSub Inc., a wholly owned subsidiary of NewCRG, and GRC MergerSub LLC, a wholly owned subsidiary of NewCRG (“Carrols CFP Merger Sub”) entered into an Agreement and Plan of Merger with Cambridge Franchise Partners, LLC ("CFP"), Cambridge Holdings, a wholly owned subsidiary of CFP, and New CFH, LLC, a wholly owned subsidiary of Cambridge Holdings (“New CFH”), pursuant to which Carrols Restaurant Group has agreed to purchase the business of the subsidiaries of Cambridge Holdings, which includes 166 Burger King® restaurants, 55 Popeyes® restaurants, six convenience stores and certain real property through (i) a merger of Carrols Merger Sub and Carrols Restaurant Group with Carrols Restaurant Group as the surviving entity which will result in Carrols Restaurant Group becoming a wholly-owned subsidiary of NewCRG (the “Holding Company Reorganization”) and (ii) the merger of Carrols CFP Merger Sub and New CFH with New CFH as the surviving entity (the “Cambridge Merger” and, together with the Holding Company Reorganization, the “Mergers”), in consideration of shares of common stock, par value $0.01 per share of NewCRG (“NewCRG Common Stock”) equal to 19.9% of the outstanding shares of NewCRG Common Stock calculated immediately prior to the issuance of NewCRG Common Stock to Cambridge Holdings (the “NewCRG Investor Shares”) and 10,000 shares of Series C Convertible Preferred Stock, par value $0.01 per share, of NewCRG (the “NewCRG Series C Preferred Stock”). The consummation of the Cambridge Merger is subject to certain conditions, including, among other things (a) the expiration or termination of all waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the rules and regulations promulgated thereunder (“HSR Approval”), (b) the effectiveness of the Registration Statement (as defined below) relating to the Holding Company Reorganization, (c) approval for listing on the NASDAQ Stock Market LLC (“NASDAQ”) of the shares of NewCRG Common Stock and shares of NewCRG Common Stock that may be issuable upon conversion of the NewCRG Series C Preferred Stock, subject to official notice of issuance, (d) the receipt of third party consents, and (e) other customary closing conditions. The Merger Agreement may be terminated, among other things, (i) by mutual consent of Carrols Restaurant Group and Cambridge Holdings, (ii) by Carrols Restaurant Group or Cambridge Holdings upon a breach of a representation and warranty in the Merger Agreement by the other which has not been cured or (iii) if the closing of the transaction has not occurred on or prior to June 15, 2019. The Merger Agreement contains certain representations and warranties and covenants as specified therein, including such provisions as are customary for a transaction of this nature.

NewCRG Series C Convertible Preferred Stock

In connection with the closing of the Cambridge Merger, NewCRG will issue to Cambridge Holdings, 10,000 shares of NewCRG Series C Preferred Stock pursuant to a Certificate of Designations (the “Series C Certificate of Designations”) which will be filed with the Delaware Secretary of State immediately prior to the completion of the Mergers. The New CRG Series C Preferred Stock shall (i) accrue a dividend (the “Dividend”) of 9% per annum (accrued on a daily basis) that will be payable by increasing the Stated Value (as defined in the Series C Certificate of Designations) per share of NewCRG Series C Preferred Stock every six months from the date of issuance (a “Dividend Payment Date”), provided that if the NewCRG Series C Preferred Stock is converted into NewCRG Common Stock prior to a Dividend Payment Date, any accrued and unpaid dividend since the date of the prior Dividend Payment Date shall be forfeited upon conversion, (ii) be subject to certain restrictions limiting the conversion of NewCRG Series C Preferred Stock and the issuance of shares of NewCRG Common Stock upon conversion (the “Issuance Restriction”), as further described below, (iii) be initially (on the Effective Time, as defined in the Merger Agreement) convertible into a number of shares of NewCRG Common Stock equal to the quotient of (1) the difference of (A) the Equity Consideration Amount and (B) the product of (x) the number of NewCRG Investor Shares and (y) 13.5 and (2) 13.5, subject to adjustment pursuant to certain anti-dilution provisions set forth in the Certificate of Designations and (iii) be automatically convertible into shares of NewCRG Common Stock upon Stockholder Approval (as defined below). The “Equity Consideration Amount” means the difference of (a) $200,000,000 and (b) the amount, if any, by which Net Debt (as defined in the Merger Agreement) exceeds $115,000,000. Pursuant to the Merger Agreement, the removal of the Issuance Restriction will be subject to obtaining the approval of NewCRG’s stockholders at its next annual meeting of stockholders to be held after the closing of the transaction or at subsequent meetings of stockholders, if necessary, until the approval of NewCRG’s stockholders is obtained (the “Stockholder Approval”). The NewCRG Series C Preferred Stock will rank senior to the NewCRG Common Stock and NewCRG’s Series B Convertible Preferred Stock with respect to (i) any voluntary or involuntary liquidation, dissolution or winding-up of NewCRG, (ii) the consummation of a merger or consolidation in which the stockholders of NewCRG prior to such transaction own less than a majority of the voting securities of (a) the entity surviving or resulting from such transaction or (b) if the surviving or resulting entity is a wholly owned subsidiary of another corporation or entity immediately following such transaction, the parent corporation or entity of such surviving or resulting entity, or (iii) the sale, distribution or other disposition of all or substantially all of NewCRG’s assets (on a consolidated basis). In addition, the NewCRG Series C Preferred Stock will receive dividends on an as converted basis without regard to the Issuance Restriction. The prior consent of holders of at least a majority of the shares of NewCRG Series C Preferred Stock then outstanding is required to, among other things, (i) (A) authorize, create, designate, establish or issue an increased number of shares of NewCRG Series C Preferred Stock or any other class or series of capital stock ranking senior to or on parity with the NewCRG Series C Preferred Stock as to dividends or upon liquidation or (B) reclassifying any shares of NewCRG Common Stock into shares of capital stock having preference or priority as to dividends or upon liquidation senior to or on parity with such preference or priority of the NewCRG Series C Preferred Stock, (ii) amend the Series C Certificate of Designations or (iii) amend NewCRG’s organizational documents in a manner adverse to the rights, powers or preferences of the NewCRG Series C Preferred Stock or holders of NewCRG Series C Preferred Stock in their capacity as such.

Holding Company Reorganization

Pursuant to the Merger Agreement, immediately prior to the completion of the Cambridge Merger, Carrols Restaurant Group will implement the Holding Company Reorganization, which will result in NewCRG owning all of the capital stock of Carrols Restaurant Group. NewCRG will initially be a direct, wholly owned subsidiary of Carrols Restaurant Group. Pursuant to the Holding Company Reorganization, Carrols Merger Sub, a newly formed entity and a direct, wholly owned subsidiary of NewCRG and an indirect, wholly owned subsidiary of Carrols Restaurant Group, will merge with and into Carrols Restaurant Group, with Carrols Restaurant Group surviving as a direct, wholly owned subsidiary of NewCRG. Each share of Carrols Restaurant Group Common Stock issued and outstanding immediately prior to the Holding Company Reorganization will automatically be exchanged into an equivalent corresponding share of NewCRG Common Stock, having the same designations, rights, powers and preferences and the qualifications, limitations and restrictions as the corresponding share of Carrols Restaurant Group Common Stock being converted. Each share of Carrols Restaurant Group Series B Preferred Stock issued and outstanding immediately prior to the Holding Company Reorganization will automatically be exchanged into an equivalent corresponding share of NewCRG Series B Convertible Preferred Stock, par value $0.01 per share, having the same designations, rights, powers and preferences and the qualifications, limitations and restrictions as the corresponding share of Carrols Restaurant Group Series B Preferred Stock being converted. Accordingly, upon consummation of the Holding Company Reorganization, Carrols Restaurant Group's current stockholders will become stockholders of NewCRG.

The Holding Company Reorganization will be conducted pursuant to Section 251(g) of the DGCL, which provides for the formation of a holding company through a merger without a vote of the stockholders of the constituent corporations. Effective upon the consummation of the Holding Company Reorganization, NewCRG will adopt an amended and restated certificate of incorporation and amended and restated bylaws that are identical to those of Carrols Restaurant Group immediately prior to the consummation of the Holding Company Reorganization, except for the change of the name of the corporation as permitted by Section 251(g). Furthermore, the conversion will occur automatically without an exchange of stock certificates. Stock certificates previously representing shares of a class of Carrols Restaurant Group stock will represent the same number of shares of the corresponding class of NewCRG stock after the Holding Company Reorganization. Each person entered as the owner in a book entry that, immediately prior to the Holding Company Reorganization, represented any outstanding shares of Carrols Restaurant Group Common Stock shall be deemed to have received an equivalent number of shares of NewCRG Common Stock. Following the consummation of the Holding Company Reorganization, the name of NewCRG will be changed to “Carrols Restaurant Group, Inc.”, the name of Carrols Restaurant Group will be changed to “Carrols Holdco Inc.”, and shares of NewCRG Common Stock will continue to trade on the NASDAQ Global Market under the Carrols Restaurant Group's symbol “TAST”.

Upon consummation of the Holding Company Reorganization, the directors and officers of New CRG will be the same individuals who are the directors and officers of Carrols Restaurant Group immediately prior to the Holding Company Reorganization.

Area Development and Remodeling Agreement

Carrols LLC, Carrols, Carrols Restaurant Group and BKC have entered into the Area Development Agreement which will be subject to the closing of the transactions contemplated by the Merger Agreement, and effective and have a term commencing on, the date of the closing of the transactions contemplated by the Merger Agreement, and ending on September 30, 2024. Pursuant to the Area Development Agreement, BKC will assign to Carrols LLC its right of first refusal under its franchise agreements with its franchisees to purchase all of the assets of a Burger King restaurant or all or substantially all of the voting stock of the franchisee, whether direct or indirect, on the same terms proposed between such franchisee and a third party purchaser (the “ADA ROFR”), in 16 states, which include Arkansas, Indiana, Kentucky, Louisiana, Maine, Maryland, Michigan, Mississippi, North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina, Tennessee, Vermont and Virginia (subject to certain exceptions for certain limited geographic areas within certain states) (collectively, the “ADA DMAs”) until the date that Carrols LLC has acquired more than an aggregate of 500 Burger King Restaurants. The continued assignment of the ADA ROFR is subject to suspension or termination in the event of non-compliance by Carrols LLC with certain terms as set forth in the Area Development Agreement. In addition, pursuant to the Area Development Agreement, BKC will grant Carrols LLC franchise pre-approval (the “ADA Franchise Pre-Approval”) to build new Burger King restaurants or acquire Burger King restaurants from Burger King franchisees in the ADA DMAs until the date that Carrols LLC acquires, in the aggregate, more than 500 Burger King restaurants inside or outside of the ADA DMAs. The grant by BKC to Carrols LLC of ADA Franchise Pre-Approval to develop new Burger King restaurants in the ADA DMA’s is a non-exclusive right, subject to customary BKC franchise, site and construction approval as specified in the Area Development Agreement. Carrols LLC will pay BKC $3.0 million for the ADA ROFR payable in four equal installment payments in 2019.

Pursuant to the Area Development Agreement, Carrols LLC will agree to open, build and operate 200 new Burger King restaurants including 7 Burger King restaurants by September 30, 2019, 32 additional Burger King restaurants by September 30, 2020, 41 additional Burger King restaurants by September 30, 2021, 41 additional Burger King restaurants by September 30, 2022, 40 additional Burger King restaurants by September 30, 2023 and 39 additional Burger King restaurants by September 30, 2024, subject to and in accordance with the terms of the Area Development Agreement. In addition, Carrols LLC will agree to remodel or upgrade 748 Burger King restaurants to BKC’s Burger King of Tomorrow restaurant image, including 90 Burger King restaurants by September 30, 2019, 130 additional Burger King restaurants by September 30, 2020, 118 additional Burger King restaurants by September 30, 2021, 131 additional Burger King restaurants by September 30, 2022, 138 additional Burger King restaurants by September 30, 2023 and 141 additional Burger King restaurants by September 30, 2024, subject to and in accordance with the terms of the Area Development Agreement and which will include a contribution by BKC of $10 million to $12 million for upgrades of approximately 50 to 60 Burger King restaurants in 2019 and 2020 where BKC is the landlord.

On October 1 of each year following the commencement date of the Area Development Agreement, Carrols LLC will pay BKC pre-paid franchise fees in the following amounts which will be applied to new Burger King restaurants opened and operated by Carrols LLC: (a) $350,000 on the commencement date of the Area Development

Agreement, (b) $1,600,000 on October 1, 2019, (c) $2,050,000 on October 1, 2020, (d) $2,050,000 on October 1, 2021, (e) $2,000,000 on October 1, 2022 and (f) $1,950,000 on October 1, 2023.

The Area Development Agreement when effective, will supersede the amended operating agreement.

Commitment Letter

In connection with Carrols Restaurant Group's entry into the Merger Agreement, Carrols Restaurant Group entered into an amended and restated commitment letter (the “Commitment Letter”) with Wells Fargo Bank, National Association (“Wells Fargo Bank”), Wells Fargo Securities, LLC ("Wells Fargo Securities"), Coöperatieve Rabobank U.A., New York Branch (“Rabobank”), Manufacturers and Traders Trust Company (“M&T Bank”) and SunTrust Bank ("SunTrust Bank" and together with Wells Fargo Bank, Rabobank and M&T Bank, the "Lenders") and SunTrust Robinson Humphrey, Inc. ("STRH"), pursuant to which the Lenders committed to provide $500.0 million in debt financing (the “Financing”) to NewCRG. Wells Fargo Bank will act as the sole administrative agent. Wells Fargo Securities, Rabobank, M&T Bank and STRH will act as joint bookrunners and joint lead arrangers (the "Joint Lead Arrangers").

Pursuant to which and subject to the satisfaction or waiver of the conditions set forth in the Commitment Letter, the Lenders have committed to provide to NewCRG, substantially contemporaneously with the consummation of the Mergers, senior secured credit facilities in an aggregate principal amount of $500.0 million, consisting of (i) a term loan B facility in an aggregate principal amount of $400.0 million (the “Term Loan B Facility”) and (ii) a revolving credit facility (including a sub-facility for standby letters of credit) in an aggregate principal amount of $100.0 million (the “New Revolving Credit Facility” and, together with the Term Loan B Facility, the “New Senior Credit Facilities”), all on the terms set forth in the Commitment Letter.

The proceeds of the Term Loan B Facility will be used to refinance the existing indebtedness of (i) Carrols Restaurant Group and (ii) New CFH and its subsidiaries, in each case, to the extent provided in the Commitment Letter (collectively, the “Refinancing”) and the payment of fees and expenses in connection with the transactions contemplated by the Merger Agreement and the Commitment Letter (the “Transactions”). The proceeds of the New Revolving Credit Facility will be used to finance (i) the Refinancing, (ii) the payment of fees and expenses incurred in connection with the Transactions and (iii) ongoing working capital and for other general corporate purposes of NewCRG and its subsidiaries, including permitted acquisitions and required expenditures under development agreements.

The Joint Lead Arrangers intend to secure commitments for the New Senior Credit Facilities from a syndicate of banks, financial institutions and other entities identified by Wells Fargo Securities in consultation with NewCRG. Notwithstanding the foregoing, the successful syndication of the New Senior Credit Facilities does not constitute a condition precedent to the funding thereof.

Borrowings under the New Senior Credit Facilities will bear interest, at NewCRG’s election, at a rate per annum equal to (i) the Base Rate (as defined in the Commitment Letter) plus 2.75% or (b) LIBOR (as defined in the Commitment Letter) plus 3.75%. The Financing also will be subject to certain fees, including arrangement fees, upfront fees, agent fees, unused commitment fees and mandatory prepayment premiums.

All borrowings under the Term Loan B Facility will be made in a single drawing on the closing date of the Mergers. Repayments and prepayments of the Term Loan B Facility may not be re-borrowed. Regularly scheduled principal payments will be required on the Term Loan B Facility, as set forth in the Commitment Letter. The Term Loan B Facility will amortize in equal quarterly installments in an aggregate annual amount equal to 1% of the original principal amount of the Term Loan B Facility with the remainder due on the Term Loan B Facility maturity date. The Term Loan B Facility will mature five years after the closing date, while the New Revolving Credit Facility will mature seven years after the closing date.

As contemplated by the Commitment Letter, loans under the New Senior Credit Facilities may be prepaid and unused commitments under the New Revolving Credit Facility may be reduced at any time, in whole or in part, at the option of the NewCRG, upon notice and in minimum principal amounts and in multiples to be agreed upon, without premium or penalty (except as set forth in the Commitment Letter). Any optional prepayment of the Term Loan B Facility or any incremental term loan facility will be applied as directed by NewCRG.

The Commitment Letter provides that subject to certain customary exceptions, exclusions, limitations and thresholds to be set forth in the definitive documentation related to the New Senior Credit Facilities, (a) the New Senior Credit Facilities will be guaranteed by each existing and subsequently acquired or formed direct and indirect material domestic restricted subsidiary of NewCRG (each a “New Senior Credit Facilities Guarantor” and together with NewCRG, the “New Senior Credit Facilities Credit Parties”), and (b) the obligations of the New Senior Credit Facilities Credit Parties under the New Senior Credit Facilities will be secured by first priority security interests in and liens on substantially all of the assets of the New Senior Credit Facilities Credit Parties.

Once funded, the New Senior Credit Facilities documentation will contain affirmative and negative covenants customarily applicable to senior secured credit facilities, including the requirement that the NewCRG and its subsidiaries maintain a maximum Total Net Leverage Ratio (as defined in the Commitment Letter) (such requirement, the “Financial Covenant”). The Commitment Letter provides that the Financial Covenant shall be solely for the benefit of the lenders under the New Revolving Credit Facility such that a breach of the Financial Covenant will not constitute an event of default for purposes of the Term Loan B Facility (or any other facility, other than the New Revolving Credit Facility), and the lenders under the Term Loan B Facility or any other facility (other than the New Revolving Credit Facility) will not be permitted to exercise any remedies with respect to an uncured breach of the Financial Covenant until the date, if any, on which the commitments under the New Revolving Credit Facility have been terminated or the loans thereunder have been accelerated as a result of such breach.

The obligation of the Lenders to provide the Financing is subject to a number of conditions, including, among others, (i) the consummation of the Mergers substantially contemporaneously with the initial funding of the New Senior Credit Facilities, (ii) the accuracy of certain representations and warranties in the Merger Agreement, as well as certain other specified representations of NewCRG that are customary for a loan facility of this type, (iii) execution and delivery of definitive documentation consistent with the Commitment Letter with respect to the New Senior Credit Facilities, (iv) delivery of certain customary closing documents (including, among others, a customary solvency certificate), specified items of collateral and certain financial statements, all as more fully described in the Commitment Letter, (v) payment of applicable fees and expenses, (vi) receipt of one or more customary confidential information memoranda to be used for syndication of the New Senior Credit Facilities and the expiration of a 15 business day period following delivery of such Confidential information memorandum, and (vii) that there has been no Material Adverse Effect (as defined in the Merger Agreement) since the date of the Merger Agreement.

Registration Rights and Stockholders’ Agreement

Simultaneously with the closing of the Mergers, NewCRG and Cambridge Holdings will enter into a Registration Rights and Stockholders’ Agreement (the “Registration Rights and Stockholders’ Agreement”) pursuant to which NewCRG will agree to file one shelf registration statement on Form S-3 covering the resale of at least 30% of the NewCRG Investor Shares, the shares of NewCRG Common Stock issuable upon conversion of the NewCRG Series C Preferred Stock (the “Conversion Common Stock”) and any shares of NewCRG Common Stock issued or issuable to Cambridge Holdings with respect to the NewCRG Common Stock and the Conversion Common Stock by way of a stock dividend or stock split or in connection with a combination of shares, recapitalization, merger consolidation or other reorganization (collectively, the “Registrable Shares”) upon written request of Cambridge Holdings at any time after the BKC Registration Rights Agreement (and subject to certain rights of certain persons, including members of current and former management of Carrols Restaurant Group that have piggyback registration rights). Except as otherwise provided, the Registration Rights and Stockholders' Agreement requires NewCRG to pay for all costs and expenses, other than underwriting discounts, commissions and underwriters’ counsel fees, incurred in connection with the registration of the NewCRG Common Stock, stock transfer taxes and the expenses of Cambridge Holdings’ legal counsel in connection with the sale of the Registrable Shares, provided that NewCRG will pay the reasonable fees and expenses of one counsel for Cambridge Holdings up to $50,000 in the aggregate for any registration thereunder, subject to the limitations set forth therein. NewCRG will also agree to indemnify Cambridge Holdings against certain liabilities, including liabilities under the Securities Act.

For the period that is two years after the date of the Registration Rights and Stockholders’ Agreement, Cambridge Holdings may not, without the approval of a majority of the directors of NewCRG other than the Cambridge Directors (as defined below), directly or indirectly transfer any shares of NewCRG Series C Preferred Stock (or any securities convertible into or exercisable or exchangeable for any such shares), NewCRG Investor Shares (or any securities convertible into or exercisable or exchangeable for any such shares), or Conversion Common Stock (or any securities convertible into or exercisable or exchangeable for any shares) held by Cambridge Holdings provided that such transfer restriction will not apply to (i) any transfer of Cambridge Holdings Shares or Conversion Common Stock yielding up to $6.0 million in gross aggregate proceeds, and (ii) transfers to certain identified affiliates of Cambridge Holdings (such affiliates, “Permitted Affiliates”).

Until the date that Cambridge Holdings and the Permitted Affiliates hold shares of NewCRG Common Stock and Conversion Common Stock constituting less than 14.5% of the total number of outstanding shares of NewCRG Common Stock (the “Cambridge Director Step-Down Date”), Cambridge Holdings has the right to nominate two individuals as director nominees of NewCRG, which shall initially be Matthew Perelman and Alex Sloane, and the board of directors of NewCRG (the “NewCRG Board”) will take all necessary action to support the election and appointment of such director nominees as directors of the NewCRG Board (each such director, a “Cambridge Director”). From the Cambridge Director Step-Down Date to the date that Cambridge Holdings and the Permitted Affiliates hold shares of NewCRG Common Stock and Conversion Common Stock constituting less than 10% of the total number of outstanding shares of NewCRG Common Stock (the “Cambridge Director Cessation Date”), Cambridge Holdings has the right to nominate one individual as a director nominee of NewCRG and NewCRG and the NewCRG Board will take all necessary action to support the election and appointment of such director nominee as a director of the NewCRG Board. Until the Cambridge Director Cessation Date, NewCRG and the NewCRG Board will act to ensure that the number of Cambridge Directors serving on each committee of the NewCRG Board is, to the extent possible proportional to the number of Cambridge Directors serving on the NewCRG Board and that at least one Cambridge Director serves on each of the Compensation Committee, the Finance Committee and the Nominating and Corporate Governance Committee of the NewCRG Board at all times, provided that such Cambridge Directors meet the requirements to serve on such committee under the rules and regulations of NASDAQ, the Securities Act and the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Until the Cambridge Director Cessation Date, at each annual or special meeting of the NewCRG stockholders at which any person is subject to election or re-election as a member of the NewCRG Board, Cambridge Holdings has agreed to cause to be present for quorum purposes all shares of NewCRG Investor Common Stock and Conversion Common Stock that Cambridge Holdings and its Permitted Affiliates have the right to vote as of the record date for such meeting of the NewCRG stockholders, and vote or cause to be voted all such shares of NewCRG Investor Common Stock and Conversion Common Stock in favor of the election of all of the director nominees recommended for election by the NewCRG Board, and against the removal of any such director (unless proposed by NewCRG).

Voting Agreements

On February 19, 2019, CFP entered into Voting Agreements with each of Daniel T. Accordino, the Chief Executive Officer, President and a director of Carrols Restaurant Group, Paul R. Flanders, the Vice President, Chief Financial Officer and Treasurer of Carrols Restaurant Group, Richard G. Cross, the Vice President, Real Estate of Carrols Restaurant Group and William E. Myers, the Vice President, General Counsel and Secretary of Carrols Restaurant Group, pursuant to which the Messrs. Accordino, Flanders, Cross and Myers will agree to vote their respective shares of NewCRG Common Stock that they will hold after giving effect to the Holding Company Reorganization, in favor of a proposal at the next annual meeting of NewCRG stockholders to be held following the closing of the transaction and any subsequent meeting of NewCRG stockholders, if necessary, to remove the Issuance Restriction. The Voting Agreements will terminate upon the earlier of (a) the date the removal of the Issuance Restriction is approved by the NewCRG stockholders, (b) the date the Merger Agreement is terminated in accordance with its terms and (c) the date of any amendment to the Merger Agreement or any change to or modification of the Series C

Certificate of Designations, in each case which change is materially adverse to Carrols Restaurant Group, Mr. Accordino, Mr. Flanders, Mr. Cross or Mr. Myers, as applicable.
Availability of Information
We file annual, quarterly and current reports and other information with the Securities and Exchange Commission (the “SEC”). The SEC also maintains a website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov.
We make available at no cost through our internet website at www.carrols.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as well as other reports relating to us that are filed or furnished to the SEC, as soon as reasonably practicable after electronically filing or furnishing such material with the SEC. The reference to our website address and the SEC website address do not constitute incorporation by reference of the information contained on the website and should not be considered part of this document.

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
Our franchise agreements typically have a 20-year term after which BKC's consent is required to receive a successor franchise agreement. Our franchise agreements with BKC that are set to expire over the next three years are as follows: 33 in 2019, 55 in 2020 and 12 in 2021.
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
As part of our strategy, we intend to pursue the acquisition of additional Burger King restaurants. Pursuant to the operating agreement between BKC and Carrols LLC, dated as of May 30, 2012, as amended on January 26, 2015 and December 17, 2015, BKC assigned to us its ROFR under its franchise agreements with its franchisees to purchase all of the assets of a restaurant or all or substantially all of the voting stock of the franchisee, whether direct or indirect, on the same terms proposed between such franchisee and a third party purchaser in 20 states as follows: Connecticut (except Hartford county), Delaware, Indiana, Kentucky, Maine, Maryland, Massachusetts (except for Middlesex, Norfolk and Suffolk counties), Michigan, New Hampshire, New Jersey, New York (except for Bronx, Kings, Nassau, New York, Queens, Richmond, Suffolk and Westchester counties), North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina, Vermont, Virginia, Washington DC, and West Virginia. In addition, pursuant to the operating agreement, BKC granted us, on a non-exclusive basis, franchise pre-approval to, among other things, acquire restaurants from Burger King franchisees in the 20 states above until we operate 1,000 Burger King restaurants. As part of the franchise pre-approval, BKC granted us pre-approval for acquisitions of restaurants from franchisees in the 20 states above subject to and in accordance with the terms of the operating agreement. Under the new Area Development Agreement which is subject to and effective upon the closing of the Mergers, BKC will assign to Carrols LLC the ADA ROFR in the ADA DMAs until the date that Carrols LLC has acquired more than an aggregate of 500 Burger King restaurants. In addition, pursuant to the Area Development Agreement, BKC will grant Carrols LLC franchise pre-approval to build new Burger King restaurants or acquire Burger King restaurants from Burger King franchisees in the ADA DMAs until the date that Carrols LLC acquires, in the aggregate, more than 500 Burger King restaurants inside or outside of the ADA DMAs. Although we believe that opportunities for future acquisitions may be available from time to time, competition for acquisition candidates may exist or increase in the future. Consequently, there may be fewer acquisition opportunities available to us at an attractive acquisition price. There can be no assurance that we will be able to identify, acquire, manage or successfully integrate additional restaurants without substantial costs, delays or operational or financial problems. In the event we are able to acquire additional restaurants, the integration and operation of the acquired restaurants may place significant demands on our management, which could adversely affect our ability to manage our existing restaurants. We may be required to obtain additional financing to fund future acquisitions. There can be no assurance that we will be able to obtain additional financing, if necessary, on acceptable terms or at all. Both our senior credit facility and the indenture governing the $275.0 million of 8% Senior Secured Second Lien Notes due 2022 (the "Notes") contain restrictive covenants that may prevent us from incurring additional debt to acquire additional Burger King restaurants.
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
We may be subject to complaints, regulatory proceedings or litigation from guests or other persons alleging food-related illness, injuries suffered in our premises or other food quality, health or operational concerns, including environmental claims. In addition, in recent years a number of restaurant companies have been subject to lawsuits, including class action lawsuits, alleging, among other things, violations of federal and state law regarding workplace and employment matters, discrimination, harassment, wrongful termination and wage, rest break, meal break and overtime compensation issues and, in the case of quick-service restaurants, alleging that they have failed to disclose the health risks associated with high fat or high sodium foods and that their marketing practices have encouraged obesity. We may also be subject to litigation or other actions initiated by governmental authorities or our employees, among others, based upon these and other matters. Adverse publicity resulting from such allegations or occurrences or alleged discrimination or other operating issues stemming from one or a number of our locations could adversely affect our business, regardless of whether the allegations are true, or whether we are ultimately held liable. Any cases filed against us could materially adversely affect us if we lose such cases and have to pay substantial damages or if we settle such cases. In addition, any such cases may materially and adversely affect our operations by increasing our litigation costs and diverting our attention and resources to address such actions. In addition, if a claim is successful, our insurance coverage may not cover or be adequate to cover all liabilities or losses and we may not be able to continue to maintain such insurance, or to obtain comparable insurance at a reasonable cost, if at all. If we suffer losses, liabilities or loss of income in excess of our insurance coverage or if our insurance does not cover such loss, liability or loss of income, there could be a material adverse effect on our results of operations.
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
We are a member of a national purchasing cooperative, Restaurant Services, Inc., which serves as the purchasing agent for approved distributors to the Burger King system. We are required to purchase all of our food products, paper goods and packaging materials from BKC-approved suppliers. We currently utilize mostly three distributors for our restaurants, Maines Paper & Food Service, Inc., McLane Company Inc., and Reinhart Food Service L.L.C., to supply our restaurants in various geographical areas. As of December 30, 2018, such distributors supplied 40%, 32%, and 28%, respectively of our restaurants. Although we believe that we have alternative sources of supply, in the event any distributors or suppliers are unable to service us, this could lead to a disruption of service or supply until a new distributor or supplier is engaged, which could have an adverse effect on our business.
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
During 2018, certain workers were able to take up to eight weeks (increasing in New York and other areas to twelve weeks in 2021) of employer-provided paid leave for childbirth, care for a seriously ill family member or needs related to a family member’s military deployment. These additional expenses may cause us to raise our prices. In certain geographic areas which cannot absorb such increases, this could have a material adverse effect on our business, financial condition; results of operations and/or cash flows. We provide unpaid leave for employees for covered family and medical reasons, including childbirth, to the extent required by the Family and Medical Leave Act of 1933, as amended, and applicable state laws. To the extent we need to hire additional employees or pay overtime for such employees on leave, this would be an added expense which could adversely affect our results of operations.

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
At December 30, 2018, 18% of our restaurants were located in North Carolina, 15% were located in New York, and 31% were located in Indiana, Ohio and Michigan. Therefore, the economic conditions, state and local government regulations, weather conditions or other conditions affecting New York, Indiana, Ohio, Michigan, and North Carolina and other unforeseen events, including terrorism and other national conflicts may have a material impact on the success of our restaurants in those locations.
Many of our restaurants are located in regions that may be susceptible to severe weather conditions such as harsh winter weather and hurricanes. As a result, adverse weather conditions in any of these areas could damage these restaurants, result in fewer guest visits to these restaurants and otherwise have a material adverse impact on our business.
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
Fiesta, a former wholly-owned subsidiary of the Company, was spun-off in 2012 to the Company's stockholders. Carrols currently is a guarantor under 27 Fiesta restaurant property leases, of which all except for one are still operating as of December 30, 2018. The Separation and Distribution Agreement, which we refer to as the "separation agreement", dated as of April 24, 2012 and entered into in connection with the spin-off among Carrols, Fiesta and us provides that the parties will cooperate and use their commercially reasonable efforts to obtain the release of such guarantees. Unless and until any such guarantees are released, Fiesta agrees to indemnify Carrols for any losses or liabilities or expenses that it may incur arising from or in connection with any such lease guarantees.
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
Our executive officers, directors and BKC together beneficially own approximately 25.3% of our outstanding common stock as of February 26, 2019 (assuming conversion of the Series B Preferred Stock held by BKC and an affiliate of RBI). Due to the issuance of Series A Preferred Stock to BKC in connection with our 2012 acquisition and subsequent exchange for Series B Preferred Stock in 2018, BKC beneficially owns approximately 20.3% of our common stock as of February 26, 2019 (assuming conversion of the Series B Preferred Stock). Our executive officers and directors (excluding directors affiliated with RBI) together beneficially own approximately 6.3% of our common stock outstanding as of February 26, 2019 (excluding conversion of the Series B Preferred Stock). As a result, our executive officers, directors, BKC and an affiliate of RBI, if they act as a group, will be able to significantly influence matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions such as mergers and acquisitions. The directors will have the authority to make decisions affecting our capital structure, including the issuance of additional debt and the declaration of dividends. BKC and an affiliate of RBI may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of us that other stockholders may view as beneficial, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately depress the market price of our common stock.
We do not expect to pay any cash dividends for the foreseeable future, and the indenture governing the Notes and the senior credit facility limit our ability to pay dividends to our stockholders.
We do not anticipate that we will pay any cash dividends to holders of our common stock in the foreseeable future. The absence of a dividend on our common stock may increase the volatility of the market price of our common stock or make it more likely that the market price of our common stock will decrease in the event of adverse economic conditions or adverse developments affecting our company. Additionally, the indenture governing the Notes and our senior credit facility limit, and our new Senior Credit Facilities if entered into in connection with the Mergers will limit, and the debt instruments that we may enter into in the future may limit our ability to pay dividends to our stockholders.
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
As of December 30, 2018, we had approximately $280.1 million of total indebtedness outstanding consisting of $275.0 million of Notes, $1.2 million of lease financing obligations and $3.9 million of capital leases and other debt. At December 30, 2018, we had $61.4 million of borrowing availability under our senior credit facility (after reserving $11.6 million for letters of credit issued under our senior credit facility, which included amounts for anticipated claims from our renewals of workers' compensation and other insurance policies), which would effectively rank senior to the Notes.
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
These covenants limit our operational flexibility and could prevent us from taking advantage of business opportunities as they arise, growing our business or competing effectively. In addition, our senior credit facility required us to maintain specified financial ratios and satisfy other financial tests. At December 30, 2018, we were in compliance with such covenants under our senior credit facility. Our ability to meet these financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet these tests.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
As of December 30, 2018, we owned 6 and leased 843 Burger King® restaurant properties including two restaurants located in mall shopping centers and 24 co-branded locations. In addition, we owned four and leased seven non-operating properties as of December 30, 2018, including four properties under construction that are expected to open as new restaurants in 2019.
We typically enter into leases (including renewal options) ranging from 20 to 40 years. The average remaining term for all leases, including options, was approximately 23.5 years at December 30, 2018. Generally, we have been able to renew leases, upon or prior to their expiration, at the prevailing market rates, although there can be no assurance that this will continue to occur.
Most of our Burger King® restaurant leases are coterminous with the related franchise agreements. We believe that we generally will be able to renew at commercially reasonable rates the leases whose terms expire prior to the expiration of that location's Burger King® franchise agreement, although there can be no assurance that this will occur.
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
In addition to the restaurant locations set forth under Item 1. “Business-Restaurant Locations”, we own a building with approximately 25,300 square feet at 968 James Street, Syracuse, New York, which houses our executive offices, most of our administrative operations for our Burger King® restaurants and one of our regional support offices. We also lease seven small regional offices that support the management of our Burger King® restaurants and two small administrative offices in Syracuse, NY that support administrative operations.
ITEM 3. LEGAL PROCEEDINGS
Litigation. We are involved in various litigation matters and claims that arise in the ordinary course of business. Based on our currently available information, we do not believe that the ultimate resolution of any of these matters will have a material adverse effect on our consolidated financial statements.
ITEM 4. MINE SAFETY DISCLOSURES
None.
PART II
ITEM  5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on The NASDAQ Global Market under the symbol “TAST”. On February 26, 2019, there were 37,003,873 shares of our common stock outstanding held by 495 holders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our common stock whose shares are held in the names of various securities brokers, dealers, and registered clearing agencies. The closing price of our common stock on February 26, 2019 was $11.13.

We did not pay any cash dividends during the fiscal years 2018 or 2017. We currently intend to continue to retain all available funds to fund the development and growth of our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future. In addition, we are a holding company and conduct all of our operations through our direct and indirect subsidiaries. As a result, for us to pay dividends, we need to rely on dividends or distributions to us from Carrols and indirectly from subsidiaries of Carrols. The indenture governing the Notes and our senior credit facility limit, and debt instruments that we and our subsidiaries may enter into in the future may limit, our ability to pay dividends to our stockholders.
Stock Performance Graph
The following graph compares from December 31, 2013 the cumulative total stockholder return on our common stock relative to the cumulative total returns of The NASDAQ Composite Index and a peer group, The S&P SmallCap 600 Restaurants Index. We have elected to use the S&P SmallCap 600 Restaurant Index in compiling our stock performance graph because we believe the S&P SmallCap 600 Restaurant Index represents a comparison to competitors with similar market capitalization as us. The graph assumes an investment of $100 in our common stock and each index on December 31, 2013.

* $100 invested on 12/31/2013 in stock or index, including reinvestment of dividends.

	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
Carrols Restaurant Group, Inc.	$100.00	$115.43	$177.61	$230.71	$183.81	$148.87
NASDAQ Composite	$100.00	$114.62	$122.81	$133.19	$172.11	$165.84
S&P SmallCap 600 Restaurants	$100.00	$117.34	$105.44	$112.22	$107.66	$117.68

ITEM 6. SELECTED FINANCIAL DATA

Our fiscal years ended December 28, 2014, January 1, 2017, December 31, 2017 and December 30, 2018 presented below each include 52 weeks. The fiscal year ended January 3, 2016 presented below includes 53 weeks.
The information in the following table should be read together with our audited consolidated financial statements and accompanying notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.
In 2014, we acquired 123 restaurants from other franchisees in five separate transactions and in 2015, we acquired 55 restaurants from other franchisees in eight separate transactions. During 2016, we acquired 56 restaurants from other franchisees in seven separate transactions and in 2017 we acquired 64 restaurants from other franchisees in three separate transactions. During 2018, we acquired 44 restaurants in four separate transactions. Our consolidated financial information may not be indicative of our future performance.

	Year Ended
	December 28, 2014	January 3, 2016	January 1, 2017	December 31, 2017	December 30, 2018
	(In thousands, except share and per share data)
Statements of operations data:
Restaurant sales	$692,755	$859,004	$943,583	$1,088,532	$1,179,307
Costs and expenses:
Cost of sales	209,664	240,322	250,112	304,593	326,308
Restaurant wages and related expenses	219,718	267,950	297,766	350,054	382,829
Restaurant rent expense	48,865	58,096	64,814	75,948	81,409
Other restaurant operating expenses	113,586	135,874	148,946	166,786	178,750
Advertising expense	27,961	32,242	41,299	44,677	48,340
General and administrative (1)(2)	40,001	50,515	54,956	60,348	66,587
Depreciation and amortization	36,923	39,845	47,295	54,159	58,468
Impairment and other lease charges	3,541	3,078	2,355	2,827	3,685
Other expense (income) (3)	47	(126)	338	(333)	(424)
Total operating expenses	700,306	827,796	907,881	1,059,059	1,145,952
Income (loss) from operations	(7,551)	31,208	35,702	29,473	33,355
Interest expense	18,801	18,569	18,315	21,710	23,638
Loss on extinguishment of debt	—	12,635	—	—	—
Gain on bargain purchase	—	—	—	—	(230)
Income (loss) before income taxes	(26,352)	4	17,387	7,763	9,947
Provision (benefit) for income taxes	11,765	—	(28,085)	604	(157)
Net income (loss)	$(38,117)	$4	$45,472	$7,159	$10,104
Per share data:
Basic and diluted net income (loss) per share:	$(1.23)	$0.00	$1.01	$0.16	$0.22

Weighted average shares used in computing net income (loss) per share:
Basic	30,885,275	34,958,847	35,178,329	35,416,531	35,715,372
Diluted	30,885,275	44,623,251	44,851,345	44,976,514	45,319,971

	Year Ended
	December 28, 2014	January 3, 2016	January 1, 2017	December 31, 2017	December 30, 2018
	(In thousands, except restaurant weekly sales data)
Other financial data:
Net cash provided by operating activities	$14,707	$70,702	$62,288	$72,783	$80,769
Total capital expenditures	52,010	56,848	94,099	73,516	75,735
Net cash used for investing activities	68,003	103,429	96,221	108,105	106,894
Net cash provided by financing activities	66,215	33,780	13,661	62,732	727
Operating Data:
Restaurants (at end of period)	674	705	753	807	849
Average number of restaurants	581.9	662.1	719.5	784.3	813.9
Average annual sales per restaurant (4)	1,190,505	1,274,372	1,311,516	1,387,850	1,449,047
Adjusted EBITDA (5)	36,008	76,737	89,505	91,408	102,341
Adjusted net income (loss) (5)	(10,408)	13,429	17,860	9,037	13,587
Restaurant-Level EBITDA (5)	72,961	124,520	140,646	146,474	161,671
Change in comparable restaurant sales (6)	0.6%	7.4%	2.3%	5.2%	3.8%
Balance sheet data (at end of period):
Total assets	$364,573	$427,256	$490,155	$581,514	$600,251
Working capital	(13,554)	(26,259)	(39,231)	(19,514)	(47,461)
Debt:
Senior and senior subordinated debt	150,000	200,000	213,500	275,000	275,000
Capital leases	8,694	8,006	7,039	5,681	3,941
Lease financing obligations	1,202	1,203	3,020	1,203	1,201
Total debt	$159,896	$209,209	$223,559	$281,884	$280,142
Stockholders’ equity	$106,535	$107,999	$154,656	$169,060	$185,540

	Year Ended
	December 28, 2014	January 3, 2016	January 1, 2017	December 31, 2017	December 30, 2018
	(In thousands, except per share data)
Reconciliation of EBITDA and Adjusted EBITDA (5):
Net income (loss)	$(38,117)	$4	$45,472	$7,159	$10,104
Provision (benefit) for income taxes	11,765	—	(28,085)	604	(157)
Interest expense	18,801	18,569	18,315	21,710	23,638
Depreciation and amortization	36,923	39,845	47,295	54,159	58,468
EBITDA	29,372	58,418	82,997	83,632	92,053
Impairment and other lease charges	3,541	3,078	2,355	2,827	3,685
Acquisition costs (7)	1,915	1,168	1,853	1,793	1,445
Gain on partial condemnation and fires (3)	—	—	(1,603)	(362)	(424)
Litigation settlement (3)	—	—	1,850	—	—
Stock compensation expense	1,180	1,438	2,053	3,518	5,812
Gain on bargain purchase	—	—	—	—	(230)
Loss on extinguishment of debt	—	12,635	—	—	—
Adjusted EBITDA	$36,008	$76,737	$89,505	$91,408	$102,341

Reconciliation of Restaurant-Level EBITDA (5):
Income (loss) from operations	$(7,551)	$31,208	$35,702	$29,473	$33,355
Add:
General and administrative expenses	40,001	50,515	54,956	60,348	66,587
Depreciation and amortization	36,923	39,845	47,295	54,159	58,468
Impairment and other lease charges	3,541	3,078	2,355	2,827	3,685
Other expense (income), net (3)	47	(126)	338	(333)	(424)
Restaurant-Level EBITDA	$72,961	$124,520	$140,646	$146,474	$161,671

	Year Ended
	December 28, 2014	January 3, 2016	January 1, 2017	December 31, 2017	December 30, 2018
Reconciliation of Adjusted net income (loss) (5):
Net income (loss)	$(38,117)	$4	$45,472	$7,159	$10,104
Add:
Loss on extinguishment of debt	—	12,635	—	—	—
Impairment and other lease charges	3,541	3,078	2,355	2,827	3,685
Acquisition costs (7)	1,915	1,168	1,853	1,793	1,445
Gain on partial condemnation and fires (3)	—	—	(1,603)	(362)	(424)
Litigation settlement (3)	—	—	1,850	—	—
Income tax effect of above adjustments (8)	(2,073)	(6,415)	(1,693)	(1,618)	(993)
Adjustments to income tax benefit (9)	24,326	2,959	(30,374)	(762)	—
Adjusted net income (loss)	$(10,408)	$13,429	$17,860	$9,037	$13,587
Adjusted diluted net income (loss) per share (10)	$(0.34)	$0.30	$0.40	$0.20	$0.30
(1) Acquisition expenses of $1.9 million $1.2 million, $1.9 million, $1.8 million and $1.4 million were included in general and administrative expense for the years ended December 28, 2014, January 3, 2016, January 1, 2017, December 31, 2017 and December 30, 2018, respectively.

(2)
General and administrative expenses include stock-based compensation expense for the years ended December 28, 2014, January 3, 2016, January 1, 2017, December 31, 2017 and December 30, 2018 of $1.2 million, $1.4 million, $2.1 million, $3.5 million and $5.8 million, respectively.

(3)
In fiscal 2018 and 2017, the Company recorded net gains of $0.4 million and $0.3 million, respectively, primarily related to insurance recoveries from fires at two restaurants. In fiscal 2016, the Company recorded gains of $1.2 million related to property insurance recoveries from fires at two restaurants, a gain of $0.5 million related to a settlement for a partial condemnation on one of its operating restaurant properties and expense of $1.85 million related to a settlement of litigation.

(4)	Average annual sales per restaurant are derived by dividing restaurant sales by the average number of restaurants operating during the period.

(5)
EBITDA, Adjusted EBITDA, Restaurant-Level EBITDA and Adjusted net income (loss) are non-GAAP financial measures. EBITDA represents net income or loss before income taxes, interest expense and depreciation and amortization. Adjusted EBITDA represents EBITDA as adjusted to exclude impairment and other lease charges, acquisition costs, EEOC litigation and settlement costs, stock compensation expense, loss on extinguishment of debt and other income or expense. Restaurant-Level EBITDA represents income or loss from operations adjusted to exclude general and administrative expenses, depreciation and amortization, impairment and other lease charges, and other expense (income). Adjusted net income (loss) represents net income or loss as adjusted to exclude loss on extinguishment of debt, impairment and other lease charges, acquisition costs, gain on bargain purchase, the related income tax effect of these adjustments and the establishment or reversal of a valuation allowance on our net deferred income tax assets.

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

(8)
The income tax effect related to all adjustments, other than the deferred income tax valuation allowance provision (benefit), was calculated using an effective income tax rate of 22.2% in fiscal 2018 and 38% in all other years presented.

(9)
The benefit for income taxes in fiscal 2018 contains net discrete tax adjustments of $0.1 million of income tax expense. The provision for income taxes in fiscal 2017 contains a $0.8 million discrete tax benefit recorded in the fourth quarter to remeasure our net deferred taxes due to the lowering of the Federal income tax rate to 21% under the Tax Cuts and Jobs Act signed into law in the fourth quarter of 2017. The benefit for income taxes in 2016 reflects a $30.4 million income tax benefit recorded in the fourth quarter of 2016 to reverse the previously recorded valuation allowance on net deferred income tax assets as well as the full year deferred income tax provision of $2.3 million which was recorded in the fourth quarter of 2016. For comparability, when presenting 2016 Adjusted net income, the provision (benefit) for income taxes for each respective period is adjusted as if such valuation allowance had been reversed prior to 2016. The adjustment for the year ended December 28, 2014 of $24.3 million reflects the removal of the income tax provision recorded for the establishment of the valuation allowance on all our net deferred income tax assets.

(10)	Adjusted diluted net income (loss) per share is calculated based on Adjusted net income (loss) and the dilutive weighted average common shares outstanding for each respective period.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our fiscal years consist of 52 or 53 weeks ending on the Sunday closest to December 31. The fiscal years ended December 30, 2018, December 31, 2017 and January 1, 2017 each contained 52 weeks.
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
Results of Operations—an analysis of our consolidated results of operations for the years ended December 30, 2018, December 31, 2017 and January 1, 2017 including a review of the material items and known trends and uncertainties.
Liquidity and Capital Resources—an analysis of our cash flows, including capital expenditures, changes in capital resources and known trends that may impact liquidity.
Application of Critical Accounting Policies—an overview of accounting policies requiring critical judgments and estimates.

New accounting pronouncements — a discussion of new accounting pronouncements, dates of implementation, and the impact on our consolidated financial position or results of operations, if any.
Company Overview
We are one of the largest restaurant companies in the United States and have been operating restaurants for more than 55 years. We are the largest Burger King® franchisee in the United States, based on number of restaurants, and have operated Burger King restaurants since 1976. As of December 30, 2018, our restaurant operations consisted of 849 franchised Burger King restaurants in 18 states.
During the year ended December 30, 2018, we acquired 44 restaurants in four separate transactions which we refer to as the "2018 acquired restaurants". During the year ended December 31, 2017, we acquired 64 restaurants in three separate transactions, which we refer to as the "2017 acquired restaurants," and during the year ended January 1, 2017, we acquired 56 Burger King® restaurants in seven separate transactions.
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

•
EBITDA, Adjusted EBITDA, Restaurant-Level EBITDA and Adjusted net income. EBITDA, Adjusted EBITDA, Restaurant-Level EBITDA and Adjusted net income are non-GAAP financial measures. EBITDA represents net income before income taxes, interest expense and depreciation and amortization. Adjusted EBITDA represents EBITDA adjusted to exclude impairment and other lease charges, acquisition costs, loss on extinguishment of debt, stock compensation expense and other income or expense. Restaurant-Level EBITDA represents income from operations adjusted to exclude general and administrative expenses, depreciation and amortization, impairment and other lease charges and other income or expense. Adjusted net income represents net income adjusted to exclude loss on extinguishment of debt, impairment and other lease charges, acquisition costs, other income and expense, the related income tax effect of these adjustments and the reversal in 2016 of a valuation allowance on all of our net deferred income tax assets. Adjusted net income also presents the provision or benefit for income taxes as if there was no valuation allowance on our net deferred income tax assets during all periods presented.

•
We are presenting Adjusted EBITDA, Restaurant-Level EBITDA and Adjusted net income because we believe that they provide a more meaningful comparison than EBITDA and net income of our core business operating results, as well as with those of other similar companies. Additionally, we present Restaurant-Level EBITDA because it excludes the impact of general and administrative expenses and other income or expense, which are not directly related to restaurant-level operations. Management believes that Adjusted EBITDA and Restaurant-Level EBITDA, when viewed with our results of operations in accordance with GAAP and the accompanying reconciliations on page 50, provide useful information about operating performance and period-over-period growth, and provide additional information that is useful for evaluating the operating performance of our core business without regard to potential distortions. Additionally, management believes that Adjusted EBITDA and Restaurant-Level EBITDA permit investors to gain an understanding of the factors and trends affecting our ongoing cash earnings, from which capital investments are made and debt is serviced.

However, EBITDA, Adjusted EBITDA, Restaurant-Level EBITDA and Adjusted net income are not measures of financial performance or liquidity under GAAP and, accordingly, should not be considered as alternatives to net income, income from operations or cash flow from operating activities as indicators of operating performance or liquidity. Also, these measures may not be comparable to similarly titled captions of other companies. For the reconciliation between net income to EBITDA, Adjusted EBITDA and Adjusted net income and the reconciliation of income from operations to Restaurant-Level EBITDA, see page 50.
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

•
Depreciation and amortization primarily includes the depreciation of fixed assets, including equipment, owned buildings and leasehold improvements utilized in our restaurants, the amortization of franchise rights from our acquisitions of Burger King® restaurants and the amortization of franchise fees paid to BKC.

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

Recent and Future Events Affecting our Results of Operations
Burger King® Restaurant Acquisitions
From the beginning of 2016 through December 30, 2018, we have acquired 164 restaurants from other franchisees, in the following transactions ($ in thousands):

Closing Date		Number of Restaurants	Purchase Price	Number of Fee-Owned Restaurants	Market Location
2016 Acquisitions:
February 23, 2016	(1)	12	7,127		Scranton/Wilkes-Barre, Pennsylvania
May 25, 2016		6	12,080	5	Detroit, Michigan
July 14, 2016	(1)	4	5,445	3	Detroit, Michigan
August 23, 2016		7	8,755	6	Portland, Maine
October 4, 2016		3	1,623		Raleigh, North Carolina
November 15, 2016		17	7,251		Pittsburgh and Johnstown, Pennsylvania
December 1, 2016		7	5,807	1	Columbus, Ohio
		56	48,088	15
2017 Acquisitions:
February 28, 2017		43	20,366		Cincinnati, Ohio
June 5, 2017	(1)	17	16,355		Baltimore, Maryland and Washington, DC
November 28, 2017		4	1,202		Maine
		64	37,923	—
2018 Acquisitions:
February 13, 2018		1	—		New York
August 21, 2018		2	1,666		Detroit, Michigan
September 5, 2018	(1)	31	25,930		Western Virginia
October 2, 2018		10	10,506		South Carolina and Georgia
		44	38,102	—
Total		164	$124,113	15

(1)	Acquisitions resulting from the exercise of our ROFR.
All of the 2018 and 2017 acquired restaurants were leased properties. The 2016 acquired restaurants included 15 fee-owned properties, of which 14 were subsequently sold in sale-leaseback transactions in 2016 for net proceeds of $19.1 million.

The pro forma impact on the results of operations for the 2018 acquired restaurants is included below. The pro forma results of operations are not necessarily indicative of the results that would have occurred had the acquisitions been consummated at the beginning of the periods presented, nor are they necessarily indicative of any future consolidated operating results. This pro forma financial information does not give effect to any anticipated synergies, operating efficiencies or cost savings or any transaction costs related to the 2018 acquired restaurants. The following table summarizes certain pro forma financial information related to our 2018 operating results:

Year Ended
December 30, 2018
Restaurant sales	$1,217,891
Income from operations	$38,128
Pro Forma Adjusted EBITDA	$109,261
Capital Expenditures
Under the operating agreement with BKC, beginning on January 1, 2016 and until we exceed operating 1,000 Burger King® restaurants, a minimum of 10% of our annual new restaurant growth (including acquisitions) must come from the development of new Burger King® restaurants (which includes restaurants we relocate within their market area). At December 30, 2018, we were in compliance with this commitment.
Without giving effect to the Mergers and the Financing being consummated, in 2019, we expect that capital expenditures before discretionary growth-related expenditures (i.e. new restaurant development and acquisitions) will be $50 million to $60 million, although the actual amount of capital expenditures may differ from these estimates. Capital expenditures in 2019 include remodeling 20 to 25 restaurants to the BKC current image standard and upgrading 60 to 70 restaurants currently at the BKC 20/20 restaurant image to the exterior requirements of the Burger King of Tomorrow image including, but not limited to, landscaping, double drive-thru (where applicable), and exterior digital menu boards. We expect to receive a contribution from BKC of approximately $7.0 million to $8.0 million toward the upgrades to restaurants in 2019 whereby BKC is landlord on the lease, should the Area Development Agreement become effective. In addition, capital expenditures include the construction of 15 to 20 new units, of which 3 to 4 restaurants may be relocated within their respective markets. We will review on an ongoing basis our future remodel and development plans in relation to our available capital resources and alternate investment opportunities.
Future Restaurant Closures
We evaluate the performance of our restaurants on an ongoing basis including an assessment of the current and future operating results of the restaurant in relation to its cash flow and future occupancy costs, and with regard to franchise agreement renewals, the cost of required capital improvements. We may elect to close restaurants based on these evaluations.
In 2018, excluding one restaurant relocated within its trade area, we closed nine restaurants. We currently anticipate closing 8 to 12 restaurants in 2019, excluding any restaurants being relocated within their trade area, at the end of their respective lease term.
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
Effect of Tax law changes
The Tax Cuts and Jobs Act of 2017, which we refer to as the "Act", was enacted on December 22, 2017. The Act made significant changes to the Federal tax code, including a reduction in the Federal income tax statutory rate from 35% to 21%. We recorded of a $0.8 million discrete tax benefit in the fourth quarter of 2017 to remeasure our net deferred taxes due to the lowering of the Federal income tax statutory rate to 21%.

Effect of Minimum Wage Increases
Certain of the states and municipalities in which we operate have increased their minimum wage rates for 2018 and in many cases have also approved additional increases for future periods. Most notably, New York State has increased the minimum wage applicable to our business to $12.75 an hour in 2019 ($11.75 per hour in 2018, $10.75 per hour in 2017 and $9.75 an hour in 2016) with subsequent annual increases reaching $15.00 an hour by July 1, 2021. Since 2015 we have been receiving New York State minimum wage tax credits totaling approximately $500,000 per year that partially offset these additional labor costs. However, the New York State minimum wage tax credits expired in the beginning in 2019. We had 128 restaurants in New York State at December 30, 2018. We typically attempt to offset the effects of wage inflation, at least in part, through periodic menu price increases. However, no assurance can be given that we will be able to offset these wage increases in the future.
Refinancing of Indebtedness and Amendment to Our Senior Credit Facility
On June 23, 2017, we issued an additional $75 million principal amount of 8% Notes at a premium of 106.5% in a private placement and used a portion of the net proceeds to repay all of our revolving credit borrowings under our amended senior credit facility and to pay related fees and expenses. We received net proceeds of approximately $35.5 million from the offering which has been and will be used for working capital and general corporate purposes, including future restaurant acquisitions.
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
Subsequent Events
Series B Convertible Preferred Stock
On November 30, 2018, Carrols Restaurant Group entered into a Preferred Stock Exchange Agreement whereby BKC exchanged 100 shares of the Series A Convertible Preferred Stock, par value $0.01 per share of Carrols Restaurant Group held by BKC for 100 shares of Carrols Restaurant Group's Series B Convertible Preferred Stock, par value $0.01 per share newly issued by Carrols Restaurant Group. The powers, preferences and rights of the shares of Series B Preferred Stock are substantially similar to those of the shares of Series A Preferred Stock (including, without limitation, that the shares are convertible into the same number of shares of Carrols Restaurant Group's Common Stock on an as-converted basis), except that the shares of Series B Preferred Stock may be transferred by BKC to certain other entities that are both affiliates of BKC and either Restaurant Brands International Inc. or Restaurant Brands International Limited Partnership, each an indirect parent of BKC, without the termination of the rights that were previously granted solely to BKC under the Series A Preferred Stock. In connection with the Exchange, Carrols Restaurant Group issued 100 shares of Series B Preferred Stock to BKC and retired the Series A Preferred Stock.
The Merger Agreement
On February 19, 2019, we agreed to purchase the business of the subsidiaries of Cambridge Franchise Holdings, LLC, which includes 166 Burger King® restaurants, 55 Popeyes® restaurants, six convenience stores and certain real property through a merger of Carrols CFP Merger Sub and New CFH in consideration of shares of common stock, par value $0.01 per share equal to 19.9% of outstanding shares of NewCRG Common Stock calculated immediately prior to the issuance of NewCRG Common Stock to Cambridge Holdings and 10,000 shares of Series C Convertible Preferred Stock, par value $0.01 per share. The consummation of the Cambridge Merger is subject to certain conditions and may be terminated, among other things, (i) by mutual consent of us and Cambridge Holdings, (ii) by us or Cambridge Holdings upon a breach of a representation and warranty in the Merger Agreement which has not been cured or (iii) if the closing of the transaction has not occurred on or prior to June 15, 2019.
Series C Convertible Preferred Stock
In connection with the closing of the Cambridge Merger, Cambridge Holdings will receive 10,000 shares of our Series C Preferred Stock. The Series C Preferred Stock shall (i) accrue a dividend of 9% per annum (accrued on a daily basis) that will be payable by increasing the Stated Value per share of the Series C Preferred Stock every six months from the date of issuance, provided that if the Series C Preferred Stock is converted into NewCRG Common Stock prior to a Dividend Payment Date, any accrued and unpaid dividend since the date of the prior Dividend Payment Date shall be forfeited upon conversion, (ii) be subject to an Issuance Restriction, (iii) be initially convertible into a number of shares of NewCRG Common Stock equal to the quotient of (1) the difference of (A) the Equity Consideration Amount and (B) the product of (x) the number of NewCRG Investor Shares and (y) 13.5 and (2) 13.5, subject to adjustment pursuant to certain anti-dilution provisions and (iii) be automatically convertible into shares of NewCRG Common Stock upon Stockholder Approval (as defined below). The “Equity Consideration Amount” means the difference of (a) $200,000,000 and (b) the amount, if any, by which Net Debt (as defined in the Merger Agreement) exceeds $115,000,000. Pursuant to the Merger Agreement, the removal of the Issuance Restriction will be subject to obtaining the approval of NewCRG’s stockholders at its next annual meeting of stockholders to be held after the closing of the transaction or at subsequent meetings of stockholders, if necessary, until the approval of NewCRG’s stockholders is obtained.
 Holding Company Reorganization
Pursuant to the Merger Agreement, immediately prior to the completion of the Cambridge Merger, we will implement the Holding Company Reorganization, which will result in NewCRG owning all of the capital stock of Carrols Restaurant Group. NewCRG will initially be a direct, wholly owned subsidiary of Carrols Restaurant Group. Pursuant to the Holding Company Reorganization, Carrols Merger Sub, a newly formed entity and a direct, wholly owned subsidiary of NewCRG and an indirect, wholly owned subsidiary of Carrols Restaurant Group, will merge with and into Carrols Restaurant Group, with Carrols Restaurant Group surviving as a direct, wholly owned subsidiary of NewCRG. Each share of Carrols Restaurant Group Common Stock issued and outstanding immediately prior to the Holding Company Reorganization will automatically be exchanged into an equivalent corresponding share of NewCRG Common Stock, having the same designations, rights, powers and preferences and the qualifications, limitations and restrictions as the corresponding share of Carrols Restaurant Group Common Stock being converted. Each share of Carrols Restaurant Group Series B Preferred Stock issued and outstanding immediately prior to the Holding Company Reorganization will automatically be exchanged into an equivalent corresponding share of NewCRG Series B Convertible Preferred Stock, par value $0.01 per share, having the same designations, rights, powers and preferences and the qualifications, limitations and restrictions as the corresponding share of Carrols Restaurant Group Series B Preferred Stock being converted. Accordingly, upon consummation of the Holding Company Reorganization, Carrols Restaurant Group's current stockholders will become stockholders of NewCRG.
Following the consummation of the Holding Company Reorganization, the name of NewCRG will be changed to “Carrols Restaurant Group, Inc.”, the name of Carrols Restaurant Group will be changed to “Carrols Holdco Inc.”, and shares of NewCRG Common Stock will continue to trade on the NASDAQ Global Market under the Carrols Restaurant Group's symbol “TAST”.
Area Development and Remodeling Agreement
We have entered into an Area Development and Remodeling Agreement (the “Area Development Agreement”) which will be subject to the closing of the transactions contemplated by the Mergers, and have a term commencing on, the date of the closing of the Merger Agreement, and ending on September 30, 2024. Pursuant to the Area Development Agreement, which will supersede the amended operating agreement, BKC will grant us franchise pre-approval and assign to us its right of first refusal on franchise restaurant transfers, in 16 states, which include Arkansas, Indiana, Kentucky, Louisiana, Maine, Maryland, Michigan, Mississippi, North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina, Tennessee, Vermont and Virginia (subject to certain exceptions for certain limited geographic areas within certain states) until the date that Carrols LLC has acquired more than an aggregate of 500 Burger King Restaurants. The continued assignment of the ADA ROFR is subject to suspension or termination in the event of non-compliance by Carrols LLC with certain terms as set forth in the Area Development Agreement. Carrols LLC will pay BKC $3.0 million for the ADA ROFR payable in four equal installment payments in 2019.
Pursuant to the Area Development Agreement, Carrols LLC will agree to open, build and operate 200 new Burger King restaurants including 7 Burger King restaurants by September 30, 2019, 32 additional Burger King restaurants by September 30, 2020, 41 additional Burger King restaurants by September 30, 2021, 41 additional Burger King restaurants by September 30, 2022, 40 additional Burger King restaurants by September 30, 2023 and 39 additional Burger King restaurants by September 30, 2024. In addition, Carrols LLC will agree to remodel or upgrade 748 Burger

King restaurants to BKC’s Burger King of Tomorrow restaurant image, including 90 Burger King restaurants by September 30, 2019, 130 additional Burger King restaurants by September 30, 2020, 118 additional Burger King restaurants by September 30, 2021, 131 additional Burger King restaurants by September 30, 2022, 138 additional Burger King restaurants by September 30, 2023 and 141 additional Burger King restaurants by September 30, 2024, which will include a contribution by BKC of $10 million to $12 million for upgrades of approximately 50 to 60 Burger King restaurants in 2019 and 2020 where BKC is the landlord on the lease.
On October 1 of each year following the commencement date of the Area Development Agreement, Carrols LLC will pay BKC pre-paid franchise fees in the following amounts which will be applied to new Burger King restaurants opened and operated by us: (a) $350,000 on the commencement date of the Area Development Agreement, (b) $1,600,000 on October 1, 2019, (c) $2,050,000 on October 1, 2020, (d) $2,050,000 on October 1, 2021, (e) $2,000,000 on October 1, 2022 and (f) $1,950,000 on October 1, 2023.
Commitment Letter
In connection with our entry into the Merger Agreement, we entered into the Commitment Letter with Wells Fargo Bank, Wells Fargo Securities, Rabobank, M&T Bank, SunTrust Bank and STRH pursuant to which Wells Fargo Bank, Rabobank, M&T Bank, and SunTrust Bank committed to provide $500.0 million in debt financing to our new subsidiary, NewCRG.
Pursuant to which and subject to the satisfaction or waiver of the conditions set forth in the Commitment Letter, the Lenders have committed to provide to NewCRG, substantially contemporaneously with the consummation of the Mergers, senior secured credit facilities in an aggregate principal amount of $500.0 million, consisting of (i) a term loan B facility in an aggregate principal amount of $400.0 million (the “Term Loan B Facility”) and (ii) a revolving credit facility (including a sub-facility for standby letters of credit) in an aggregate principal amount of $100.0 million (the “New Revolving Credit Facility” and, together with the Term Loan B Facility, the “New Senior Credit Facilities”), all on the terms set forth in the Commitment Letter.
The proceeds of the Term Loan B Facility will be used to refinance the existing indebtedness of (i) Carrols Restaurant Group and (ii) New CFH and its subsidiaries, in each case, to the extent provided in the Commitment Letter and the payment of fees and expenses in connection with the transactions contemplated by the Merger Agreement and the Commitment Letter. The proceeds of the New Revolving Credit Facility will be used to finance (i) the Refinancing, (ii) the payment of fees and expenses incurred in connection with the Transactions and (iii) ongoing working capital and for other general corporate purposes of NewCRG and its subsidiaries, including permitted acquisitions and required expenditures under development agreements.
The obligation of the Lenders to provide the Financing is subject to a number of conditions, including, among others, (i) the consummation of the Mergers substantially contemporaneously with the initial funding of the New Senior Credit Facilities, (ii) the accuracy of certain representations and warranties in the Merger Agreement, as well as certain other specified representations of NewCRG that are customary for a loan facility of this type, (iii) execution and delivery of definitive documentation consistent with the Commitment Letter with respect to the New Senior Credit Facilities, (iv) delivery of certain customary closing documents (including, among others, a customary solvency certificate), specified items of collateral and certain financial statements, all as more fully described in the Commitment Letter, (v) payment of applicable fees and expenses, (vi) receipt of one or more customary confidential information memoranda to be used for syndication of the New Senior Credit Facilities and the expiration of a 15 business day period following delivery of such Confidential information memorandum, and (vii) that there has been no Material Adverse Effect (as defined in the Merger Agreement) since the date of the Merger Agreement.

Results of Operations
Fiscal 2018 compared to Fiscal 2017 and to Fiscal 2016
The following table highlights the key components of sales and the number of restaurants in operation for the years ended December 30, 2018, December 31, 2017, and January 1, 2017 (dollars in thousands):

		Year ended
		December 31, 2018	December 31, 2017	January 1, 2017
		(in thousands of dollars)
Restaurant Sales		$1,179,307	$1,088,532	$943,583
Change in Comparable Restaurant Sales %		3.8%	5.2%	2.3%

Restaurants operating at beginning of year		807	753	705
New restaurants opened, including relocations	(1)	8	11	4
Restaurants acquired		44	64	56
Restaurants closed	(1)	(10)	(21)	(12)
Restaurants operating at end of year		849	807	753
(1) New restaurants opened in 2018 include two restaurants relocated within their market area and restaurants closed include one restaurant closed as result of relocation.
Restaurant Sales. Total restaurant sales in 2018 increased 8.3% to $1,179.3 million from $1,088.5 million in 2017. Comparable restaurant sales increased 3.8% due to an increase in average check of 2.8% and an increase in customer traffic of 1.0%. The effect of menu price increases in 2018 was approximately 2.5%. Restaurant sales also increased $25.4 million from the full year impact of restaurants acquired in 2017, restaurant sales of $16.9 million from the acquisition of 44 restaurants during 2018 and sales of $18.8 million from the opening of new restaurants since the end of 2017.
Total restaurant sales in 2017 increased 15.4% to $1,088.5 million and included a comparable restaurant sales increase of 5.2% driven by an increase in average check of 4.0% and an increase in customer traffic of 1.2%. The effect of menu price increases in 2017 was approximately 2.3%. Restaurant sales also increased due to the 64 restaurants acquired since the beginning of 2017.
The following table sets forth, for the years ended December 30, 2018, December 31, 2017, and January 1, 2017 selected operating results as a percentage of total restaurant sales:

	Year Ended
	December 30, 2018	December 31, 2017	January 1, 2017
Costs and expenses (all restaurants):
Cost of sales	27.7%	28.0%	26.5%
Restaurant wages and related expenses	32.5%	32.2%	31.6%
Restaurant rent expense	6.9%	7.0%	6.9%
Other restaurant operating expenses	15.2%	15.3%	15.8%
Advertising expense	4.1%	4.1%	4.4%
General and administrative expenses	5.6%	5.5%	5.8%
Operating Costs and Expenses (percentages stated as a percentage of total restaurant sales unless otherwise noted). Cost of sales decreased to 27.7% in 2018 from 28.0% in 2017 due primarily to the favorable impact of menu price increases (0.8%) and lower commodity costs (0.3%), which included a 4.9% decrease in beef prices compared to the prior year, offset in part by the effect of higher promotional discounting (0.8%).
Cost of sales increased to 28.0% in 2017 from 26.5% in 2016 due primarily to higher commodity costs (1.1%), which included a 9.4% increase in beef prices compared to 2016, higher promotional discounting (0.6%) and the negative impact of changes in product mix offset in part by the effect of menu price increases (0.7%) and the continued improvement in restaurant-level food and cash controls at our acquired restaurants.
Restaurant wages and related expenses increased to 32.5% in 2018 from 32.2% in 2017 due to wage inflation increasing hourly labor rates, including the effect of minimum wage increases. The increase in restaurant wages and related expenses to 32.2% in 2017 from 31.6% in 2016 was also due to higher hourly labor rates.
Restaurant rent expense decreased slightly to 6.9% in 2018 from 7.0% in 2017 primarily due to leveraging of fixed rentals on the increased restaurant sales. Restaurant rent expense increased slightly to 7.0% in 2017 from 6.9% in 2016 primarily due to incremental rent from sale-leaseback transactions completed in 2016 offset partially by leveraging of rent on the sales increases.
Other restaurant operating expenses decreased slightly to 15.2% in 2018 from 15.3% in 2017 and 15.8% in 2016. This reduction is due primarily to leveraging of our fixed operating costs, including utilities and repair and maintenance expense, on higher sales volumes.
Advertising expense was 4.1% in both 2018 and 2017. Advertising expense decreased to 4.1% in 2017 from 4.4% in 2016 due to a reduction in local advertising spending in certain of our markets in 2017 from the prior year.
Restaurant-Level EBITDA. As a result of the factors above Restaurant-Level EBITDA increased 10.4% to $161.7 million in 2018 compared to $146.5 million in 2017 and $140.6 million in 2016. For a reconciliation between Restaurant-Level EBITDA and income from operations see page 50.
General and Administrative Expenses. General and administrative expenses were $66.6 million in 2018 compared to $60.3 million in 2017, and increased as a percentage of total restaurant sales, from 5.5% in 2017 to 5.6% in 2018. General and administrative expenses increased in dollars during 2018 from additional field management and restaurant manager training costs related to our acquisitions, growth to support our restaurant development and technology initiatives, an increase in stock-based compensation expense of $2.3 million primarily from stock awards granted in 2018 and an increase of $2.2 million in incentive compensation accruals based on our operating results in relation to our plan in 2018.
General and administrative expenses increased $5.3 million in 2017 to $60.3 million compared to $55.0 million in 2016, and decreased as a percentage of total restaurant sales, from 5.8% in 2016 to 5.5% in 2017. The increase in total general and administrative expenses during 2017 was driven by additional field management and restaurant manager training costs related to the 2017 and 2016 acquisitions and an increase in stock-based compensation expense of $1.5 million from stock awards granted in 2017. These increases were partially offset by a $1.2 million decrease in incentive compensation accruals based on our operating results in relation to our plan in 2017 versus 2016.
Adjusted EBITDA. As a result of the factors above Adjusted EBITDA increased $10.9 million or 11.9% to $102.3 million in 2018 from $91.4 million in 2017. Adjusted EBITDA increased 2.1% in 2017 from $89.5 million in 2016.
For a reconciliation between net income and EBITDA and Adjusted EBITDA see page 50.
Depreciation and Amortization. The increase in depreciation and amortization expense to $58.5 million in 2018 from $54.2 million in 2017 was primarily due to our ongoing new development, restaurant remodeling initiatives and depreciation and amortization expense related to our acquisition of restaurants in 2017 and 2018.
Depreciation and amortization expense increased $6.9 million during 2017 from $47.3 million in 2016 due to our capital spending on restaurant remodeling and depreciation and amortization on the assets acquired in the 2016 and 2017 acquisitions.
Impairment and Other Lease Charges. We recorded impairment and other lease charges of $3.7 million consisting of $0.4 million of capital expenditures at previously impaired restaurants, $0.4 million related to initial impairment charges for six underperforming restaurants, $1.9 million related to the write-off of defective product holding unit kitchen equipment that was replaced, losses of $0.8 million associated with sale-leaseback transactions of four restaurant properties, and other lease charges of $0.2 million.

We recorded impairment and other lease charges of $2.8 million in 2017 and included $0.7 million of capital expenditures at previously impaired restaurants, $1.1 million related to initial impairment charges for five underperforming restaurants, $0.9 million of other lease charges primarily due to four restaurants and an administrative office closed during the period and losses of $0.1 million associated with the sale-leaseback of one restaurant property.
We recorded impairment and other lease charges during 2016 of $2.4 million including $0.9 million for capital expenditures at previously impaired restaurants, $0.2 million related to initial impairment charges for four underperforming restaurants and losses of $1.2 million associated with the sale-leaseback of seven restaurant properties.
Other Income and Expense. In 2018, we recorded a gain of $0.4 million related to an insurance recovery from a fire at one restaurant. In 2017, we recorded a net $0.3 million gain primarily related to an insurance recovery from a fire at one restaurant. In 2016, we had a gain of $1.2 million related to insurance recoveries from fires at two restaurants, a gain of $0.5 million related to a settlement for a partial condemnation of one of our operating restaurant properties, and an expense of $1.85 million related to a litigation settlement with our former Chairman and CEO.
Interest Expense. The increase in interest expense to $23.6 million in 2018 from $21.7 million in 2017 and $18.3 million in 2016 is primarily the result of the issuance of an additional $75.0 million principal amount of 8.0% Senior Secured Second Lien Notes due 2022 on June 23, 2017. This increase was offset in part by $0.9 million and $0.5 million of bond premium amortization in 2018 and 2017, respectively.
The weighted average interest rate on our long-term debt, excluding lease financing obligations, was 7.9% in 2018, 7.7% in 2017 and 7.9% in 2016.
Income Taxes. In 2018, we recorded an income tax benefit as the effect of wage tax credits, which are a large component of offsetting deferred tax assets, more than offset the federal income tax provision at the statutory rate as these credits are not directly related to the amount of pretax income reported for the year.
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
Net Income. As a result of the above, net income was $10.1 million in 2018, or $0.22 per diluted share, compared to net income of $7.2 million in 2017, or $0.16 per diluted share and net income of $45.5 million in 2016, or $1.01 per diluted share.

Reconciliations of net income to EBITDA, Adjusted EBITDA and Adjusted net income and income from operations to Restaurant-Level EBITDA for the years ended December 30, 2018, December 31, 2017, and January 1, 2017 are as follows (in thousands):

	Year Ended
	December 30, 2018	December 31, 2017	January 1, 2017
Reconciliation of EBITDA and Adjusted EBITDA:
Net income	$10,104	$7,159	$45,472
Provision (benefit) for income taxes	(157)	604	(28,085)
Interest expense	23,638	21,710	18,315
Depreciation and amortization	58,468	54,159	47,295
EBITDA	92,053	83,632	82,997
Impairment and other lease charges	3,685	2,827	2,355
Acquisition costs (1)	1,445	1,793	1,853
Gains on partial condemnation and fires (2)	(424)	(362)	(1,603)
Litigation settlement (3)	—	—	1,850
Gain on bargain purchase	(230)	—	—
Stock compensation expense	5,812	3,518	2,053
Loss on extinguishment of debt	—	—	—
Adjusted EBITDA	$102,341	$91,408	$89,505

Reconciliation of Restaurant-Level EBITDA:
Income from operations	$33,355	$29,473	$35,702
Add:
General and administrative expenses	66,587	60,348	54,956
Depreciation and amortization	58,468	54,159	47,295
Impairment and other lease charges	3,685	2,827	2,355
Other expense (income)	(424)	(333)	338
Restaurant-Level EBITDA	$161,671	$146,474	$140,646

Reconciliation of Adjusted net income:
Net income	$10,104	$7,159	$45,472
Add:
Impairment and other lease charges	3,685	2,827	2,355
Acquisition costs (1)	1,445	1,793	1,853
Gain on bargain purchase	(230)	—	—
Gains on partial condemnation and fires (2)	(424)	(362)	(1,603)
Litigation settlement (3)	—	—	1,850
Income tax effect on above adjustments (4)	(993)	(1,618)	(1,693)
Adjustments to income tax benefit (5)	—	(762)	(30,374)
Adjusted net income	$13,587	$9,037	$17,860
Adjusted diluted net income per share (6)	$0.30	$0.20	$0.40

(1)
Acquisition costs included in general and administrative expense primarily include legal and professional fees incurred in connection with restaurant acquisitions, and in 2017, certain payroll and other costs associated with the wind-down of the corporate headquarters from the acquisition of Republic Foods, Inc.

(2)
The year ended December 30, 2018 includes a gain of $0.4 million related to an insurance recovery from a fire at one of our restaurants. The year ended December 31, 2017 includes a gain of $0.4 million related to an insurance recovery from a fire at one of our restaurants. The year ended January 1, 2017 includes gains of $1.2 million related to insurance recoveries from fires at two of our restaurants and a gain of $0.5 million related to a settlement for a partial condemnation on one of our operating restaurant properties.

(3)	Includes an expense of $1.85 million related to a litigation settlement.

(4)
The income tax effect related to the adjustments (other than the deferred income tax adjustment) was calculated using an effective income tax rate of 22.2% for the year ended December 30, 2018 and 38% for the years ended December 31, 2017 and January 1, 2017.

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
Liquidity and Capital Resources

We generally reinvest available cash flows from operations to acquire additional restaurants, develop new restaurants, enhance existing restaurants and to reduce debt.
Interest payments under our debt obligations, capital expenditures, including our new restaurant development and restaurant remodeling initiatives in 2019, payments of royalties and advertising to BKC and payments related to our lease obligations represent significant liquidity requirements for us as well as any discretionary expenditures for the acquisition of additional Burger King® restaurants. We believe cash generated from our operations, our cash balances and availability of revolving credit borrowings under our amended senior credit facility will provide sufficient cash availability to cover our anticipated working capital needs, capital expenditures and debt service requirements for the next twelve months.
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
As is common in the restaurant industry, we maintain relatively low levels of account receivables and inventories and receive trade credit based upon negotiated terms for purchasing food products and other supplies. As a result, we may at times maintain current liabilities in excess of current assets, which results in a working capital deficit. We are able to operate with a substantial working capital deficit because:

•	restaurant operations are primarily conducted on a cash basis;

•	rapid turnover results in a limited investment in inventories; and

•	cash from restaurant sales is usually received before related liabilities for food, supplies and payroll become due.
Operating activities. Net cash provided from operating activities for the years ended December 30, 2018, December 31, 2017 and January 1, 2017 was $80.8 million, $72.8 million and $62.3 million, respectively. Net cash provided by operating activities in 2018 increased by $8.0 million compared to 2017 due primarily to higher net income and depreciation.
Net cash provided from operating activities in 2017 increased by $10.5 million compared to 2016 due primarily an increase from the changes in the components of working capital of $10.3 million.
Investing activities. Net cash used for investing activities from continuing operations for the years ended December 30, 2018, December 31, 2017 and January 1, 2017 was $106.9 million, $108.1 million and $96.2 million, respectively. Net cash used for investing activities decreased $1.2 million during 2018 compared to 2017, primarily due to higher proceeds from sale-leaseback transactions. Net cash used for investing activities increased $11.9 million during 2017 compared to 2016 primarily due to lower sale-leaseback proceeds of $49.3 million offset in part by lower acquisition and capital spending.
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
The following table sets forth our capital expenditures for the periods presented (dollar amounts in thousands):

Year Ended December 30, 2018:
New restaurant development	$23,171
Restaurant remodeling	31,951
Other restaurant capital expenditures	15,726
Corporate and restaurant information systems	4,887
Total capital expenditures	$75,735
Number of new restaurant openings including relocations	8
Year Ended December 31, 2017:
New restaurant development	$14,759
Restaurant remodeling	33,504
Other restaurant capital expenditures	18,926
Corporate and restaurant information systems	6,327
Total capital expenditures	$73,516
Number of new restaurant openings including relocations	11
Year Ended January 1, 2017:
New restaurant development	$8,228
Restaurant remodeling	65,767
Other restaurant capital expenditures	15,168
Corporate and restaurant information systems	4,936
Total capital expenditures	$94,099
Number of new restaurant openings including relocations	4
As discussed above, in 2018, we acquired 44 restaurants in four transactions for a total cash purchase price of $38.1 million. In 2017, we acquired 64 restaurants in three transactions for a total cash purchase price of $37.9 million. In 2016, we acquired 56 restaurants in seven transactions for a total cash purchase price of $48.1 million.
Investing activities also included sale-leaseback transactions related to our restaurant properties. In 2018, these transactions primarily related to land purchases and new restaurant construction. In 2017 and 2016 the sale-leaseback transactions were primarily fee-owned properties acquired in restaurant acquisitions. The proceeds were $8.4 million in 2018, $4.3 million in 2017 and $53.6 million in 2016 and were used to fund our new development and remodeling initiatives, acquisition of restaurants and other cash requirements.
We also had expenditures related to the purchase of restaurant properties to be sold in sale-leaseback transactions of $2.1 million in 2018, $1.4 million in 2017 and $9.0 million in 2016.
Financing activities. Net cash provided by financing activities in 2018 was $0.7 million due primarily to principal payments on capital leases of $1.8 million and proceeds from lease financing obligations of $2.7 million.
Net cash provided from financing activities in 2017 was $62.7 million due primarily to proceeds of $79.9 million from the issuance of the additional $75.0 million principal amount of 8% Notes at a premium offset by the net repayment of revolving credit borrowings of $13.5 million and principal payments on capital leases of $1.7 million.

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
The indenture governing the 8% Notes includes certain covenants, including limitations and restrictions on our and our subsidiaries who are guarantors under such indenture to, among other things: incur indebtedness or issue preferred stock; incur liens; pay dividends or make distributions in respect of capital stock or make certain other restricted payments or investments; sell assets; agree to payment restrictions affecting certain subsidiaries; enter into transaction with affiliates; or merge, consolidate or sell substantially all of our assets. We were in compliance as of December 30, 2018 with the restrictive covenants of the indenture governing the 8% Notes.
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
At December 30, 2018 there were no revolving credit borrowings outstanding and $11.6 million of letters of credit were issued under the amended senior credit facility. After reserving for issued letters of credit, $61.4 million was available for revolving credit borrowings under the amended senior credit facility at December 30, 2018.
Borrowings under the amended senior credit facility bear interest at a rate per annum, at our option, based on (all terms as defined in our amended senior credit facility):
(i) the Alternate Base Rate plus the applicable margin of 1.75% to 2.75% based on the our Adjusted Leverage Ratio, or
(ii) the LIBOR Rate plus the applicable margin of 2.75% to 3.75% based on the our Adjusted Leverage Ratio.
At December 30, 2018, our Alternate Base Rate margin was 1.75% and our LIBOR Rate margin was 2.75% based on our Adjusted Leverage Ratio.
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
The amended senior credit facility contains certain covenants, including without limitation, those limiting our and our subsidiaries' ability to, among other things, incur indebtedness, incur liens, sell or acquire assets or businesses, change the character of its business in all material respects, engage in transactions with related parties, make certain investments, make certain restricted payments or pay dividends. In addition, the amended senior credit facility requires us to meet certain financial ratios, including a Fixed Charge Coverage Ratio, Adjusted Leverage Ratio and First Lien Leverage Ratio (all as defined under the amended senior credit facility). We were in compliance with the covenants under our senior credit facility at December 30, 2018.
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
Contractual Obligations
The following table summarizes our contractual obligations and commitments as of December 30, 2018 (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Long-term debt obligations, including interest (1)	$352,000	$22,000	$44,000	$286,000	$—
Capital lease obligations, including interest (2)	4,366	2,180	1,799	258	129
Operating lease obligations (3)	995,849	73,304	142,371	139,381	640,793
Lease financing obligations, including interest (4)	1,667	108	219	1,340	—
Total contractual obligations	$1,353,882	$97,592	$188,389	$426,979	$640,922

(1)	Our long term debt at December 30, 2018 included $275.0 million of 8% Notes. Total interest payments on our Notes of $77.0 million for all years presented are included at the coupon rate of 8%.

(2)	Includes total interest of $0.4 million for all years presented.

(3)
Represents the aggregate minimum lease payments under operating leases. Many of our leases also require contingent rent based on a percentage of sales in addition to the minimum base rent and require expenses incidental to the use of the property all of which have been excluded from this table.

(4)	Includes total interest of $0.5 million for all years presented.
We have not included obligations under our postretirement medical benefit plans in the contractual obligations table as our postretirement plan is not required to be funded in advance, but is funded as retiree medical claims are paid. Also excluded from the contractual obligations table are payments we may make for workers' compensation, general liability and employee healthcare claims for which we pay all claims, subject to annual stop-loss limitations both for individual claims and claims in the aggregate. The majority of our recorded liabilities related to self-insured employee health and insurance plans represent estimated reserves for incurred claims that have yet to be filed or settled. The total of these liabilities was $8.5 million at December 30, 2018.
Future restaurant remodeling obligations to BKC have also been excluded from the table above as well as contractual obligations related to royalties and advertising payable to BKC.
Long-Term Debt Obligations. Refer to Note 8 of our consolidated financial statements for details of our long-term debt.
Lease Guarantees. Fiesta Restaurant Group, Inc. ("Fiesta"), our former wholly-owned subsidiary, was spun-off in 2012 to our stockholders. As of December 30, 2018, we are a guarantor under 27 Fiesta restaurant property leases, of which all except for one are still operating, with lease terms expiring on various dates through 2030. We are the primary lessee on five Fiesta restaurant property leases, which we sublease to Fiesta. We are fully liable for all obligations under the terms of the leases in the event that Fiesta fails to pay any sums due under the lease, subject to indemnification provisions of the separation and distribution agreement entered into in connection with the spin-off.
The maximum potential liability for future rental payments we could be required to make under these leases at December 30, 2018 was $16.3 million. The obligations under these leases will generally continue to decrease over time as these operating leases expire. No payments have been made to date and none are expected to be required to be made in the future. We have not recorded a liability for those guarantees in accordance with ASC 460 - Guarantees as Fiesta has indemnified us for all such obligations and we did not believe it was probable we would be required to perform under any of the guarantees or direct obligations.
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
Insurance Liabilities. The amount of liability we record for claims related to insurance requires us to make judgments about the amount of expenses that will ultimately be incurred. We are insured for certain losses related to workers’ compensation, general liability and medical insurance claims under policies where we pay all claims, subject to annual stop-loss insurance limitations both for individual claims and claims in the aggregate. We record insurance liabilities based on historical trends, which are continually monitored, and adjust accruals as warranted by changing circumstances. Since there are estimates and assumptions inherent in recording these insurance liabilities, including the ability to estimate the future development of incurred claims based on historical claims experience and loss reserves, current claim data, and the severity of the claims, differences between actual future events and prior estimates and assumptions could result in adjustments to these liabilities. As of December 30, 2018, we had $8.5 million accrued for these insurance claims.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are exposed to market risk associated with fluctuations in interest rates, primarily limited to revolving credit borrowings under our amended senior credit facility. However, at December 30, 2018, we had no outstanding borrowings under our amended senior credit facility. A 1% change in interest rates would have resulted in a nominal change to interest expense for the year ended December 30, 2018.
Borrowings under the senior credit facility bear interest at a rate per annum, at our option, based on (all terms as defined in our amended senior credit facility):
(i) the Alternate Base Rate plus the applicable margin of 1.75% to 2.75% based on our Adjusted Leverage Ratio, or
(ii) the LIBOR Rate plus the applicable margin of 2.75% to 3.75% based on our Adjusted Leverage Ratio.
At December 30, 2018 our Alternate Base Rate margin was 1.75% and our LIBOR Rate margin was 2.75%.
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
Evaluation of Disclosure Controls and Procedures. We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 30, 2018.
Changes in Internal Control over Financial Reporting. No changes occurred in our internal control over financial reporting during the fourth quarter of 2018 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Management has evaluated the effectiveness of its internal control over financial reporting as of December 30, 2018 based on the criteria set forth in a report entitled Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, we have concluded that, as of December 30, 2018, our internal control over financial reporting was effective based on those criteria.
Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on the effectiveness of our internal control over financial reporting and their report is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Carrols Restaurant Group, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Carrols Restaurant Group, Inc. and subsidiary (the “Company”) as of December 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 30, 2018 of the Company and our report dated March 7, 2019, expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

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

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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
March 7, 2019

ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Principal Occupation, Business Experience, Qualifications and Directorships of the Members of the Board of Directors
Our board of directors is divided into three classes of directors, with the classes as nearly equal in number as possible, each serving staggered three-year terms, except for our two Class B directors as described below. The terms of office of our Class I, Class II and Class III directors are:

•	Class I director, whose term will expire at the Annual Meeting of Stockholders to be held in 2019 and when his successor is duly elected and qualify;

•	Class II directors, whose term will expire at the Annual Meeting of Stockholders to be held in 2020 and when their successors are duly elected and qualify; and

•	Class III directors whose term will expire at the Annual Meeting of Stockholders to be held in 2021 and when their successors are duly elected and qualify.
As further described below, the terms of the Series B Preferred Stock issued to BKC and an affiliate of RBI provide that BKC and such affiliate of RBI are entitled to elect two Class B directors subject to certain conditions. Each Class B director, in his capacity as a member of our board of directors, is afforded the same rights and privileges as the other members of our board of directors, including, without limitation, rights to indemnification, insurance, notice, information and the reimbursement of expenses.

The following table sets forth information with respect to each of the members of our board of directors, including the Class of such director and the year in which each such director’s term will expire.

Name	Age	Year Became a Director	Year Term Expires and Class
Daniel T. Accordino	68	1993	2019 Class I
Hannah S. Craven (1) (2) (3)	53	2015	2020 Class II
Lawrence E. Hyatt (1) (3) (4)	64	2017	2020 Class II
David S. Harris (1) (2) (3) (4)	59	2012	2021 Class III
Deborah M. Derby (2)	55	2018	2021 Class III
Jose E. Cil	49	2015	2019 Class B
Matthew Dunnigan	35	2018	2019 Class B
(1) Member of the Audit Committee.
(2) Member of the Compensation Committee.
(3) Member of the Corporate Governance and Nominating Committee.
(4) Member of the Finance Committee.

The following table sets forth the names, ages and positions of all of the directors and executive officers of Carrols Restaurant Group, Inc.:

Name	Age	Position
Daniel T. Accordino	68	Chairman of the Board of Directors, Chief Executive Officer and President
Hannah S. Craven	53	Director
Lawrence E. Hyatt	64	Director
David S. Harris	59	Director
Deborah M. Derby	55	Director
José E. Cil	49	Director
Matthew Dunnigan	35	Director
Directors
Daniel T. Accordino has been Chief Executive Officer of Carrols Restaurant Group since January 1, 2012 and Chairman of the board of directors since January 1, 2015. Mr. Accordino has been President and a director of Carrols Restaurant Group since February 1993 and was Chief Operating Officer of Carrols Restaurant Group from February 1993 to December 2011. Before that, Mr. Accordino served as Executive Vice President - Operations from December 1986 and as Senior Vice President of Carrols Corporation, our wholly owned subsidiary, which we refer to as "Carrols", from April 1984. From 1979 to April 1984, he was Vice President of Carrols responsible for restaurant operations, having previously served as Assistant Director of Restaurant Operations. Mr. Accordino has been an employee of ours since 1972.
Mr. Accordino’s experience as our Chairman of the board of directors since January 1, 2015, Chief Executive Officer since January 1, 2012, as a director and President since 1993, past experience as our Chief Operating Officer from 1993 to 2011 and as an employee of the Company in various capacities since 1972 gives him outstanding skills and insight into our challenges as well as extensive knowledge of the restaurant industry. Mr. Accordino brings to the board significant leadership, management, operational, financial and brand management experience.
Hannah S. Craven has served as a director since March 27, 2015. Ms. Craven is a co-founder and partner of Stone-Goff Partners LLC ("Stone-Goff"), a private equity firm that focuses on investments in the consumer, business services, media, education, information, and retail/e-commerce industries. Prior to founding Stone-Goff and its predecessor fund in 2006, Ms. Craven was a Managing Director and General Partner of Sandler Capital Management from 1993 until 2006, a private equity firm specializing in investments in the media, communications, and information services industries, where she served as a key investment professional in five sequential private equity partnerships, was a general partner of its long/short hedge fund, and served on the Investment Advisory Board of a high yield CBO. Ms. Craven has over 20 years of experience investing in private equity transactions. Ms. Craven serves on several boards of directors of private portfolio companies of Stone-Goff.
Ms. Craven brings significant experience with the strategic, financial and operational issues of consumer and services companies in connection with her service on the boards of a number of her current and prior firms' past and current portfolio companies.
Lawrence E. Hyatt has served as a director since June 8, 2017. Mr. Hyatt has served as a director of Citi Trends Inc., a publicly traded retail apparel company from 2006 until 2017 where he also served as Chairman of the Audit Committee, and as a member of the Compensation Committee and the Nominating and Corporate Governance Committee for Citi Trends Inc. Mr. Hyatt served as the Senior Vice President and Chief Financial Officer of Cracker Barrel Old Country Store, Inc., a publicly traded restaurant and retail company, from January 2011 until July 1, 2016. From 2004 through 2010, Mr. Hyatt served as the Chief Financial Officer, Secretary and Treasurer of O’Charley’s Inc., a private multi-concept restaurant company. Mr. Hyatt also served as Interim Chief Executive Officer of O’Charley’s Inc. from February 2009 through June 2009. Mr. Hyatt served as the Executive Vice President and Chief Financial Officer of Cole National Corporation, a specialty retailer, from 2002 to 2004, as Chief Financial and Restructuring Officer of PSINet Inc., an internet service provider, from 2000 to 2002, as Chief Financial Officer of

HMS Host Corporation, a subsidiary of Autogrill S.P.A., from 1999 to 2000, and as Chief Financial Officer of Sodexho Marriott Services, Inc. and its predecessor company from 1989 to 1999.
Mr. Hyatt brings significant experience with the strategic, financial, and operational issues of restaurant companies and food service companies in connection with his service as an executive officer and on the boards of a number of public and private retail consumer companies.
David S. Harris has served as a director since May 7, 2012. He has served as President of Grant Capital, Inc., a private investment company, since January 2002. From May 2001 until December 2001, Mr. Harris served as a Managing Director in the investment banking division of ABN Amro Securities LLC. From September 1997 until May 2001, Mr. Harris served as a Managing Director and Sector Head of the Retail, Consumer and Leisure Group of ING Barings LLC, a financial institution. From 1986 to 1997, Mr. Harris served in various capacities as a member of the investment banking group of Furman Selz LLC. Mr. Harris is a director of REX American Resources Corporation, a leading producer and marketer of ethanol and related products and, until December 2015, was a director of Steiner Leisure Limited, a worldwide provider in the fields of beauty, wellness and education. Mr. Harris serves on the Audit Committee, Compensation Committee and Nomination/Corporate Governance Committee of REX American Resources Corporation and is the Chairman of the Audit Committee of REX American Resources Corporation.
Mr. Harris brings significant experience with the strategic, financial and operational issues of retail companies in connection with his service on the boards of a number of public and private companies.
Deborah M. Derby has served as a director since June 7, 2018. Ms. Derby serves as President of Horizon Group USA, a privately held retailer of craft components, activity kits and impulse and seasonal items since April 2016. Prior to being named President, from November 2015 to March 2016, Ms. Derby served as a consultant to Horizon Group USA. Ms. Derby also currently serves as a member of Horizon’s advisory board of directors. Ms. Derby previously served as Vice Chairman, Executive Vice President of Toys “R” Us from March 2013 to August 2015. Prior to her rejoining Toys “R” Us, Ms. Derby consulted for Kenneth Cole Productions, Inc., beginning in September 2012. Ms. Derby previously served as Chief Administrative Officer for Toys “R” Us from February 2009 to February 2012. Ms. Derby joined Toys “R” Us in 2000 as Vice President, Human Resources and held positions of increasing responsibility during her 11 years there, including Corporate Secretary, Executive Vice President, Human Resources, Legal & Corporate Communications and President, Babies “R” Us. Prior to joining Toys “R” Us, Ms. Derby spent eight years at Whirlpool Corporation with her last position there as Corporate Director Compensation & Benefits. Ms. Derby also has experience as an attorney specializing in employment law and as a financial analyst with The Goldman Sachs Group, Inc. Ms. Derby has been a director on the Board of Directors of the Vitamin Shoppe Inc. (NYSE:VSI) since 2012 where she serves as the Chair of the Compensation Committee and a member of the Nomination and Governance Committee.
Ms. Derby brings significant experience with the strategic, financial, and operational issues of consumer retail companies in connection with her service on the boards of public and private companies and as a senior executive officer of several retail and consumer goods companies.
José E. Cil has served as a Class B director since November 30, 2018 and served as Class A director from January 28, 2015 until November 30, 2018. Mr. Cil was appointed Chief Executive Officer of RBI, the indirect parent company of BKC effective January 23, 2019. Mr. Cil served as Executive Vice President and President, Burger King, of RBI, from December 15, 2014 until January 23, 2019. Mr. Cil served as Executive Vice President and President of Europe, the Middle East and Africa for Burger King Worldwide Inc. and its predecessor from November 2010 until December 2014. Mr. Cil also served as Vice President and Regional General Manager for Wal-Mart Stores, Inc. in Florida from February 2010 to November 2010. From September 2008 to January 2010, Mr. Cil served as Vice President of Company Operations of BKC and from September 2005 to September 2008, he served as Division Vice President, Mediterranean and NW Europe Divisions, EMEA of a subsidiary of BKC.
Mr. Cil brings significant experience with the strategic, financial, and operational issues of restaurant companies in connection with his employment as an executive officer of RBI.
Matthew Dunnigan has served a Class B director since November 30, 2018 and served as a Class A director from February 5, 2018 until November 30, 2018. Mr. Dunnigan has been Chief Financial Officer of RBI since January 22, 2018. Mr. Dunnigan served as RBI’s Treasurer from October 2014 to January 22, 2018. Prior to joining RBI, Mr. Dunnigan served as Vice President of Crescent Capital Group LP from September 2013 to October 2014. Mr. Dunnigan served for three years as an investment professional for H.I.G. Capital from July 2008 to June 2011. Prior to that Mr. Dunnigan worked in investment banking with Bear, Stearns & Co., Inc., for two years.
Mr. Dunnigan brings significant experience with the strategic, financial and operational issues of restaurant companies in connection with his employment as an executive officer of RBI.
Executive Officers
For biographical information regarding Daniel T. Accordino, please see "-, Principal Occupation, Business Experience, Qualifications and Directorships of the Members of the Board of Directors".
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
Nathan Mucher has been Vice President, Chief Information Officer since November 2018. Before joining us, Mr. Mucher served as Vice President, Information Technology for Krispy Kreme Doughnuts from 1999 until 2018, as a consultant for Novartis Animal Health from July 1998 to December 1998, as System Analyst for JS Walker & Company, an information technology consulting service, from 1996 until 1998, and as senior programmer for William James and Associates, an information technology consulting service from 1994 until 1996.
Section 16(a) Beneficial Ownership Reporting Compliance
Based upon a review of the filings furnished to us pursuant to Rule 16a-3(e) promulgated under the Exchange Act, and on representations from our executive officers and directors and persons who beneficially own more than 10% of our common stock, all filing requirements of Section 16(a) of the Exchange Act were complied with in a timely manner during the fiscal year ended December 30, 2018 other than an Initial Statement of Beneficial Ownership of Securities on Form 3 filed by Matthew Dunnigan on February 20, 2018.
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
Audit Committee
Our Audit Committee consists of Ms. Craven, Mr. Harris and Mr. Hyatt (Chair). All three members of the Audit Committee satisfy the independence requirements of Rule 10A-3 of the Exchange Act, and Rule 5605 of the NASDAQ listing standards. Each member of our Audit Committee is financially literate and has the financial sophistication required under the NASDAQ listing standards.
ITEM 11. EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
Overview
Our Compensation Committee has responsibility for determining and approving the compensation programs for our Chief Executive Officer, which we refer to as the “CEO”, and our other executive officers named in the Summary Compensation Table, which we refer to as the “Named Executive Officers”. As described below, the principal elements of our compensation programs include base salary, annual bonus, long-term incentives (including restricted stock) and the ability to defer the receipt of current compensation. Our CEO recommends to the Compensation Committee the base salary, annual bonus and long-term incentive compensation for the other Named Executive Officers.
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
Elements of Our Compensation Programs
Our executive compensation program has consisted of short-term compensation (salary and annual incentive bonus) and long-term compensation (restricted stock) to achieve our goal of improving earnings and achieving long term sustainable growth in revenues and earnings which we believe constitutes alignment with stockholders’ interests.

The Role of Stockholder Say-on-Pay Votes
Our board of directors, Compensation Committee, and management value the opinions of our stockholders. We provide our stockholders with the opportunity to cast an advisory vote to approve Named Executive Officer compensation every year, or Say-on-Pay. At our annual meeting of stockholders held in June 2018, approximately 93.46% of the stockholders who voted on the Say-on-Pay proposal voted in favor of the compensation of our Named Executive Officers as disclosed in our 2018 proxy statement. Although the advisory Say-On-Pay vote is non-binding, our Compensation Committee has considered the outcome of the vote and determined not to make material changes to our executive compensation programs in 2019 because the Compensation Committee believes this advisory vote indicates considerable stockholder support for our approach to executive compensation. Our Compensation Committee will continue to consider the outcome of our Say-on-Pay votes when making future compensation decisions for our Named Executive Officers.
Short-Term Compensation
Base Salary. The Compensation Committee annually reviews and approves the base salaries of our executive officers based upon recommendations from our CEO. Increases are not preset and typically take into account the individual’s performance, responsibilities of the position, potential to contribute to our long term objectives, management skills, future potential and periodically from competitive data. Our executive compensation plan in place was designed to compensate our CEO and executive officers, including the Named Executive Officers, with modest annual increases in base salaries combined with the opportunity to earn up to approximately one times the amount of base salary in annual cash incentive bonuses based on the performance of Carrols Restaurant Group and the individual performance of each of the Named Executive Officers, in order to align the interests of our CEO and the other Named Executive Officers with those of our stockholders.
Factors considered in base salary planning included our performance, budgetary and cost containment, competitive market data (from time to time) and current salary levels, as appropriate. At the end of the year, the CEO evaluates each of the other Named Executive Officer’s performance and expected future contributions.
For the 2018 fiscal year, the base salary of our CEO and President, Daniel T. Accordino, was determined pursuant to an employment agreement with Mr. Accordino, us and Carrols LLC, which we refer to as the "employment agreement", which became effective on January 1, 2012 or the “Effective Date”. Under such employment agreement, Mr. Accordino's base salary may be increased annually at the sole discretion of the Compensation Committee and accordingly, the base salary for Mr. Accordino was $837,624 for the 2018 fiscal year which represented an increase of 3.0% in his base salary from the 2017 fiscal year. The terms of Mr. Accordino’s employment agreement and the increase in Mr. Accordino's base salary were approved by our Compensation Committee.
In January 2018, our other Named Executive Officers, Paul R. Flanders, William E. Myers, Richard G. Cross and Gerald J. DiGenova, each received an increase of 3.0%, in their respective base salary over the levels established for the 2017 fiscal year, as recommended by our CEO and approved by our Compensation Committee.
Annual Incentive Bonus Payments. Annual cash bonuses have been an important component of our compensation program for our executive officers and an executive bonus plan, or "Executive Bonus Plan", has been approved by the Compensation Committee. Our current Executive Bonus Plan was originally established in 2012, was most recently revised for 2017, and is reviewed annually by the Compensation Committee and measures performance throughout our fiscal year. Under our Executive Bonus Plan, annual incentive bonus payments are typically paid in March based on performance for the prior fiscal year.
For the 2018 fiscal year, each of the Named Executive Officers was eligible to receive a maximum annual incentive bonus ranging from 60% to 100% of base salary, depending on their respective positions. For each Named Executive Officer, the potential bonus payments were tied, in part, to the level of EBITDA achieved for the 2018 fiscal year (as defined and measured under the Executive Bonus Plan) in relation to our budgeted EBITDA for the 2018 fiscal year, and provided for increasing payments to the extent that certain minimum thresholds were exceeded. Each executive was also eligible to receive a bonus based on his individual attainment of specified goals and objectives established for the year, subject to certain minimum thresholds for both EBITDA and each individual's overall attainment of his goals and objectives. For the CEO 75% of his maximum potential bonus payment was tied to the level of EBITDA and 25% was tied to his individual attainment of goals and objectives. For the CFO, 55% of his maximum potential bonus payment was tied to the level of EBITDA and 35% was tied to his individual attainment of goals and objectives. For each other Named Executive Officer, 50% of his maximum potential bonus payment was tied to the level of EBITDA and 50% was tied to his individual attainment of goals and objectives.
Under the Executive Bonus Plan, EBITDA is defined as earnings before interest, income taxes, depreciation and amortization, impairment charges and stock compensation expense. The Executive Bonus Plan also provides that EBITDA will be adjusted to exclude extraordinary, unusual or other gains and losses not deemed to be in the ordinary course of business, at the Compensation Committee's reasonable discretion. The Executive Bonus Plan requires that a minimum of 80% of budgeted EBITDA must be attained before the payment of any goals and objectives bonus and 85% of budgeted EBITDA must be attained before any payment of EBITDA bonus. The Executive Bonus Plan also specifies that the portion of the bonus tied to EBITDA will be capped at 200% of the target level after the attainment of 120% of budgeted EBITDA (the "EBITDA bonus"). The EBITDA bonus is earned on a pro-rata basis at an established rate for each participant for each 1% increase in attainment of budgeted EBITDA above 85% to a maximum of 120%. For the portion of the bonus tied to goals and objectives (the "goals and objectives bonus"), a minimum of 70% achievement of such goals and objectives is also required for the participant to be eligible for this portion of the bonus. Payments of the goals and objectives bonus are determined based on the discretion of the Compensation Committee, with input from the CEO, based on evaluating achievement of each participant's goals and objectives. The determination of whether goals and objectives were met by each Named Executive Officer is not a formulaic, objective or quantifiable standard; rather, the individual performance considerations were just factors (among others) that were generally taken into account in the course of making subjective judgments in connection with the compensation decision. The total EBITDA bonus amount is paid 50% in cash and 50% in restricted stock units vesting annually over three years with accelerated vesting for any event of termination other than for cause.
The following table sets forth the targeted bonus and actual bonus earned for each of the Named Executive Officers under the Executive Bonus Plan for the 2018 fiscal year:

Name	Target EBITDA Bonus % (1)	Maximum Objectives Bonus % (1)	Total Target Bonus % (1)	EBITDA Bonus Rate per 1% Attainment (2)	EBITDA Bonus Rate per 1% Attainment (3)	Earned EBITDA Bonus % (1)(4)	Earned Objectives Bonus % (1)	Total Earned 2018 Bonus(5)
Daniel T. Accordino	75%	25%	100%	5.00%	3.75%	83.3%	25.0%	$901,622
Paul R. Flanders	55%	35%	90%	3.67%	2.75%	61.1%	35.0%	410,848
Richard G. Cross	30%	30%	60%	2.00%	1.50%	33.3%	29.1%	192,923
William E. Myers	30%	30%	60%	2.00%	1.50%	33.3%	30.0%	163,091
Gerald J. DiGenova	30%	30%	60%	2.00%	1.50%	33.3%	28.5%	143,305

(1)	Bonus percentages stated as a percentage of individuals' base salary at targeted attainment of 100% of budgeted EBITDA.

(2)	Rate, as a percentage of individual's salary, at which EBITDA bonus is earned for each 1% increase in attainment of EBITDA over minimum of 85% up to 100% of budgeted EBITDA.

(3)	Rate, as a percentage of individual's salary, at which EBITDA bonus is earned for each 1% increase in attainment of EBITDA over minimum of 100% up to 120% of budgeted EBITDA.

(4)	Based on actual attainment percentage of 91.4% to budgeted EBITDA (as adjusted).

(5)
Mr. Accordino received $554,842 in cash and 38,318 restricted stock units, Mr. Flanders received $280,230 in cash and 14,433 restricted stock units, Mr. Cross received $141,421 in cash and 5,691 restricted stock units, Mr. Myers received $120,172 in cash and 4,742 restricted stock units and Mr. DiGenova received $104,678 in cash and 4,268 restricted stock units. All restricted stock units vest annually in equal installments over three years with accelerated vesting for any event of termination other than for cause.

For the 2018 fiscal year we generated total EBITDA (as defined and adjusted under the Executive Bonus Plan) of $102.3 million representing an attainment percentage of 102.3% of total budgeted EBITDA of $100.1 million for the 2018 fiscal year. Budgeted EBITDA is adjusted during the year to include budgeted EBITDA from acquisitions, which is not included in budgeted EBITDA at the beginning of the year. The following is a reconciliation of our net income as set forth in our audited consolidated financial statements for the fiscal year ended December 30, 2018 to

EBITDA (as adjusted) utilized in the calculation of the 2018 bonus under the Executive Bonus Plan (dollar amounts in thousands):

Net income	$10,104
Benefit for income taxes	(157)
Gain on bargain purchase	(230)
Interest expense	23,638
Depreciation and amortization	58,468
EBITDA	91,823
Adjustments:
Impairment expense	3,685
Stock compensation expense	5,812
Acquisition costs	1,445
Gain on fire insurance	(424)
EBITDA, as adjusted	102,341
Budgeted EBITDA	100,074
EBITDA Attainment %	102.3%
Long-Term Compensation
The long-term incentive compensation utilized by us for our senior management has been an equity based compensation plan designed to create alignment of senior management’s interests with those of our long term stockholders. We award restricted stock grants to our Named Executive Officers in connection with the long-term incentive component of our overall compensation plan. Restricted stock grants utilized in our 2016 Stock Incentive Plan, which we refer to as "the Carrols plan", have a time-based vesting schedule, typically vesting over a three-year period of time as established by the Compensation Committee under the Carrols plan. Our Compensation Committee also established a policy to provide that restricted stock being granted to employees, including the Named Executive Officers, will be granted on January 15th of each year. The measurement of the value of any restricted stock grant would be based upon the price of our common stock at the close of business on the grant date. The Compensation Committee would grant such restricted stock based upon recommendations from our CEO, who would provide such recommendations after evaluating the individual performance of our employees (including the Named Executive Officers, other than the CEO). Such performance evaluations coincide with our normal end of year annual review process for employees and senior management. The granting of restricted stock has been and is an important component of the total compensation package for the Named Executive Officers and is an important retention tool. Because the Compensation Committee’s policy has been to grant restricted stock on a fixed date, the Compensation Committee may have previously, or may in the future grant restricted stock at a time when it, as well as the CEO and senior management, may be aware of material non-public information that, once made public, could either have a positive or negative effective on the price of our common stock.
2016 Stock Incentive Plan. The Carrols plan provides for the grant of stock options and stock appreciation rights, stock awards, performance awards, outside director stock options and outside director stock awards. Any officer, employee, associate, director and any consultant or advisor providing services to us are eligible to participate in the Carrols plan.
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

On January 15, 2018, restricted stock grants were made to the Named Executive Officers and certain other of our employees. Messrs. Accordino, Flanders, Cross, Myers and DiGenova were granted 145,000, 45,000, 20,000, 15,000 and 15,000 shares of restricted stock, respectively, with target values on the date of grant (based on the closing price of our common stock on such date) of $1,921,250, $596,250, $265,000, $198,750 and $198,750 respectively.
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
Compensation Committee Report
The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based on such review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in both the Company's Annual Report on Form 10-K for the year ended December 30, 2018 and the Company's Proxy Statement on Schedule 14A for the 2019 Annual Meeting of Stockholders.

Compensation Committee

David S. Harris, Chair
Hannah S. Craven
Deborah M. Derby

Compensation Committee Interlocks and Insider Participation
The members of the our Compensation Committee for the fiscal year ended December 30, 2018 were Hannah S. Craven, Deborah M. Derby and David S. Harris. None of the members of our Compensation Committee were, during such year, an officer of us or any of our subsidiaries or had any relationship with us other than serving as a director. In addition, no executive officer served as a director or a member of the compensation committee of any other entity, other than any subsidiary of ours, one of whose executive officers served as a director or on our Compensation Committee. None of the members of our Compensation Committee had any relationship required to be disclosed under this caption under the rules of the SEC.
Pay Ratio Disclosure

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, we are providing the following information about the ratio of the median annual total compensation of our employees (other than our CEO) and the annual total compensation of our CEO. We determined that it is no longer appropriate to use the originally-identified 2017 median employee as we believe that, as a result of changes in the originally-identified 2017 median employee’s circumstances, using such employee would not accurately reflect our median pay and would result in a significant change in our pay ratio disclosure year over year. We then identified our median employee and calculated our CEO pay ratio as follows:

•	We identified the median employee using our employee population as of the final day of our payroll year, December 30, 2018.

•
We utilized a consistently applied compensation measure (“CACM”) across our employee population to calculate the median employee compensation. For our CACM, we used total gross taxable earnings from our payroll records. Given our workforce and the high turnover rates inherent in the restaurant industry, our methodology included annualizing the compensation for all full-time and part-time employees who did not work a full calendar year to properly reflect their compensation levels. We did not perform any full-time equivalency adjustments or annualize the compensation for temporary or seasonal positions. We did not make any cost-of-living adjustments or use any statistical sampling.

•
After identifying the median employee, we calculated this employee’s total annual compensation in the same manner as the Chief Executive Officer’s compensation, which is described in the Summary Compensation Table.

We employed 24,499 employees as of December 30, 2018 exclusive of our CEO. 24,340 of those employees were full and part-time hourly restaurant team members, comprising 99.4% of our employees. As identified using the SEC pay ratio rules and CACM described above, our median employee is a part-time team member who worked an average of 20 hours per week in one of our restaurants in the United States, and whose annual compensation was $12,033. Our Chief Executive Officer’s compensation during the same time period was $3,727,221. Accordingly, our CEO pay ratio based on fiscal year 2018 compensation is approximately 310:1.

Our CEO pay ratio information is a reasonable good faith estimate calculated in a manner consistent with the SEC pay ratio rules and methods for disclosure. The SEC rules do not specify a single methodology for identification of the median employee or calculation of the CEO pay ratio, and other companies may use different assumptions, adjustments, exclusions, or estimates in calculating their CEO pay ratio. Given the different methodologies that various public companies will use to determine an estimate of their pay ratio, the estimated ratio reported above should not be used as a basis for comparison between companies.

SUMMARY COMPENSATION TABLE
The following table summarizes historical compensation awarded or paid to, or earned by, each of the Named Executive Officers for the fiscal years ended December 30, 2018, December 31, 2017 and January 1, 2017.

Name and Principal Position	Year	Salary ($)	Stock Awards (1)($)	Option Awards ($)	Non- Equity Incentive Plan Compensation (2)($)	Change in Nonqualified Deferred Compensation Earnings (3) ($)	All Other Compensation (4) ($)	Total ($)
Daniel T. Accordino	2018	$837,624	$1,921,250	$—	$554,842	$55,814	$357,691	$3,727,221
President, Chief	2017	$813,420	$2,182,250	$—	$257,450	$52,385	$79,173	$3,384,678
Executive Officer and Director	2016	$617,427	$1,228,000	$—	$603,779	$18,744	$17,520	$2,485,470
Paul R. Flanders	2018	$427,464	$596,250	$—	$280,230	$—	$130,618	$1,434,562
Vice President, Chief	2017	$415,008	$677,250	$—	$165,101	$—	$25,659	$1,283,018
Financial Officer and Treasurer	2016	$349,056	$614,000	$—	$308,777	$—	$—	$1,271,833
Richard G. Cross	2018	$309,000	$265,000	$—	$141,421	$—	$51,502	$766,923
Vice President,	2017	$300,000	$225,750	$—	$97,417	$—	$10,117	$633,284
Real Estate	2016	$240,000	$307,000	$—	$143,697	$—	$—	$690,697
William E. Myers	2018	$257,508	$198,750	$—	$120,172	$—	$42,919	$619,349
Vice President,	2017	$250,008	$225,750	$—	$81,934	$—	$8,431	$566,123
General Counsel	2016	$218,556	$221,040	$—	$128,891	$—	$—	$568,487
Gerald J. DiGenova	2018	$231,756	$198,750	$—	$104,678	$6,307	$38,627	$580,118
Vice President,	2017	$225,000	$225,750	$—	$64,963	$6,559	$7,588	$529,860
Human Resources

(1)
The amounts shown represent the aggregate grant date fair value of restricted stock granted and approved by the Compensation Committee in each of the fiscal years presented and is consistent with the grant date fair value of the award computed in accordance with FASB ASC Topic 718.  These amounts reflect the grant date fair value for these awards and do not correspond to the actual value that will be recognized. The actual value, if any, that a named executive officer may realize will depend on the stock price at the date of vesting.

(2)
We provide incentive compensation to our executive officers based on an individual’s achievement of certain specified objectives and our achievement of specified EBITDA levels. See “Compensation Discussion and Analysis” above for a discussion of our Executive Bonus Plan. Amounts include cash bonuses paid in fiscal year 2019, 2018 and 2017 with respect to services rendered in fiscal year 2018, 2017 and 2016, respectively.

(3)
These amounts represent the above-market portion of earnings on compensation deferred by the Named Executive Officers under our nonqualified Deferred Compensation Plan. Earnings on deferred compensation are considered to be above-market to the extent that the rate of interest exceeds 120% of the applicable federal long-term rate. At December 30, 2018, 120% of the federal long-term rate was 4.0% per annum and the interest rate paid to participants was 8% per annum.

(4)
All other compensation in 2018 includes the value of each Named Executive Officer's restricted stock units earned under the incentive bonus plan and granted in 2019. Mr. Accordino received 38,318 restricted stock units, Mr. Flanders received 14,433 restricted stock units, Mr. Cross received 5,691 restricted stock units, Mr. Myers received 4,742 restricted stock units and Mr. DiGenova received 4,268 restricted stock units. All restricted stock units vest annually in equal installments over three years with accelerated vesting for any event of termination other than for cause.

All other compensation in 2017 includes the value of each Named Executive Officer's restricted stock units earned under the incentive bonus plan and granted in 2018. Mr. Accordino received 5,374 restricted stock units, Mr. Flanders received 2,045 restricted stock units, Mr. Cross received 806 restricted stock units, Mr. Myers received 672 restricted stock units and Mr. DiGenova received 605 restricted stock units. All restricted stock units vest annually in equal installments over three years with accelerated vesting for any event of termination other than for cause.
For Mr. Accordino, the amounts shown also include reimbursement for tax preparation fees of $6,100 plus a gross up for income taxes on such reimbursement of $4,811 for fiscal year 2018, reimbursement for tax preparation fees of $6,325 plus a gross up for income taxes on such reimbursement of $5,331 for fiscal year 2017 and $10,000 plus a gross up for income taxes on such reimbursement of $7,520 for fiscal year 2016.

Accordino Employment Agreement
On November 1, 2011, we and Mr. Accordino mutually agreed that Mr. Accordino would become our President and Chief Executive Officer effective on January 1, 2012. In December 2011, we and Carrols LLC entered into a new employment agreement with Mr. Accordino. Mr. Accordino’s employment agreement which commenced on the Effective Date and is subject to automatic renewals for successive one-year terms unless either Mr. Accordino, we or Carrols LLC elects not to renew Mr. Accordino’s employment agreement by giving written notice to the others at least 30 days before a scheduled expiration date. Mr. Accordino’s employment agreement provides that Mr. Accordino will receive an annual base salary that may be increased annually at the sole discretion of our Compensation Committee. Pursuant to Mr. Accordino’s employment agreement, Mr. Accordino will participate in our Executive Bonus Plan, and any restricted stock or other equity incentive plans applicable to executive employees, as determined by our Compensation Committee. Mr. Accordino’s employment agreement also provides that if Mr. Accordino’s employment is terminated without "cause" (as defined in Mr. Accordino’s employment agreement) or Mr. Accordino terminates his employment for "good reason" (as defined in Mr. Accordino’s employment agreement), in each case within twelve months following a "change of control" (as defined in Mr. Accordino’s employment agreement), Mr. Accordino will receive a cash lump sum payment equal to 2.99 times his average salary plus his average annual bonus (paid under our Executive Bonus Plan or deferred under our Deferred Compensation Plan) for the prior five years. Mr. Accordino’s employment agreement also provides that if Mr. Accordino’s employment is terminated by us or Carrols LLC without “cause”, as defined in Mr. Accordino’s employment agreement (other than following a change of control as described above), or Mr. Accordino terminates his employment for “good reason”, as defined in Mr. Accordino’s employment agreement (other than following a change of control as described above), Mr. Accordino will receive a lump sum cash payment in an amount equal to 2.00 times his average salary plus average annual bonus (paid under our Executive Bonus Plan or deferred under our Deferred Compensation Plan) for the prior five years. Mr. Accordino’s employment agreement includes non-competition and non-solicitation provisions effective during the term of Mr. Accordino’s employment agreement and for two years following its termination. On September 6, 2013 we and Carrols LLC entered into an amendment to Mr. Accordino’s employment agreement to provide, among other things, that in the event that we or Carrols LLC elect not to renew the term of the employment agreement for any reason other than for "cause" (as defined in the employment agreement), we or Carrols LLC shall (1) pay to Mr. Accordino a lump sum cash payment equal to his annual base salary and vacation pay in effect on the last day of the term of the employment agreement; (2) pay to Mr. Accordino any amounts he is entitled to under the Deferred Compensation Plan; (3) pay to Mr. Accordino the annual bonus for the year in which the term of the employment agreement ended that is payable under the terms of the Executive Bonus Plan; and (4) continue certain health benefits and insurance policies.
GRANTS OF PLAN-BASED AWARDS
The following table provides certain information regarding grants of plan-based awards made to the Named Executive Officers during the fiscal year ended December 30, 2018:

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#) (1)	Grant Date Fair Value of Stock Awards ($) (2)
Daniel T. Accordino	1/15/2018	145,000	$1,921,250
Paul R. Flanders	1/15/2018	45,000	$596,250
Richard G. Cross	1/15/2018	20,000	$265,000
William E. Myers	1/15/2018	15,000	$198,750
Gerald J. DiGenova	1/15/2018	15,000	$198,750

(1)
Amounts shown in this column reflect the number of restricted stock awards granted to each Named Executive Officer pursuant to Carrols plan during 2018. All of such restricted stock vests over a period of three years, with one-third of such restricted stock vesting on the first anniversary of the grant date and one-third of such restricted stock vesting on each subsequent anniversary of the grant date.

(2)
The value of the restricted stock awards granted in 2018 is calculated by multiplying the number of restricted stock awarded by the market closing price of our common stock on the grant date. The grant date fair value on January 12, 2018 was $13.25 (the last preceding trading day before January 15, 2018).

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
The following table sets forth certain information with respect to the value of all Carrols Restaurant Group equity awards that were outstanding at the December 30, 2018 fiscal year end for each of the Named Executive Officers.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested (2) ($)	Equity Incentive Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Daniel T. Accordino (1)	—	—	—	—	—	311,961	$2,926,194	—	—
Paul R. Flanders (1)	—	—	—	—	—	110,336	$1,034,952	—	—
Richard G. Cross (1)	—	—	—	—	—	46,661	$437,680	—	—
William E. Myers (1)	—	—	—	—	—	38,161	$357,950	—	—
Gerald J. DiGenova (1)	—	—	—	—	—	38,161	$357,950	—	—

(1)
In January 2016, we granted restricted stock awards to each Named Executive Officer pursuant to the 2006 Stock Incentive Plan, as amended. All such restricted stock awards vest over periods of four years with one-fourth of such restricted shares vesting on the first anniversary of the grant date and annually on the anniversary of the grant date thereafter. We also granted restricted stock awards to each Named Executive Officer in January 2017 and January 2018, pursuant to the 2016 Stock Incentive Plan. These restricted stock awards vest over periods of three years with one-third of such restricted shares vesting on the first anniversary of the grant date and annually on the anniversary of the grant date thereafter.

(2)	The market value of the restricted stock awards was determined based on the closing price of our common stock on the last trading day of the 2018 fiscal year, December 28, 2018, which was $9.38.

OPTIONS EXERCISED AND STOCK VESTED
The following table summarizes the options exercised and vesting of restricted stock awards for each of our Named Executive Officers during the fiscal year ended December 30, 2018.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (1)
Daniel T. Accordino	—	—	95,563	$1,266,210
Paul R. Flanders	—	—	38,438	$509,304
Richard G. Cross	—	—	15,613	$206,872
William E. Myers	—	—	13,863	$183,685
Gerard J. DiGenova	—	—	13,863	$183,685
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
The following table describes contributions, earnings and balances at December 30, 2018 under our Deferred Compensation Plan.

Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($) (1)	Aggregate Withdrawals/Distributions ($)	Aggregate Balance at Last FYE ($)
Daniel T. Accordino	—	—	111,073	—	1,449,310
Paul R. Flanders	—	—	—	—	—
Richard G. Cross	—	—	—	—	—
William E. Myers	—	—	—	—	—
Gerald J. DiGenova	12,000	—	12,551	—	169,340
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
Mr. Accordino’s employment agreement also provides that if Mr. Accordino’s employment is terminated without "cause" (as defined in his employment agreement) or Mr. Accordino terminates his employment for "good reason" (as defined in his employment agreement), (a) in each case within twelve months following a "change of control" (as defined his employment agreement), or (b) a binding agreement with respect to a change of control transaction was entered into during the term of his employment and such change of control transaction occurs within 12 months after the date of his termination of employment, then in either case, Mr. Accordino will receive a cash lump sum payment equal to 2.99 multiplied by the average of the sum of his base salary and the annual bonus paid under the Executive Bonus Plan or deferred in accordance with the Deferred Compensation Plan in the five calendar years prior to the date of termination.
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
Change of Control/Severance Agreement
On June 3, 2013, we, Carrols and Carrols LLC entered into a change of control and severance agreement, which we refer to as the "change of control and severance agreement," with each of Messrs. Flanders, Myers, Cross and DiGenova. Each change of control and severance agreement provides that if within one year following a "change of control" (as defined in the change of control and severance agreement), such employee's employment is terminated by us, Carrols or Carrols LLC without "cause" (as defined in the change of control and severance agreement) or by such employee for "good reason" (as defined in the change of control and severance agreement), then such employee will be entitled to receive (a) a cash lump sum payment in the amount equal to the product of 18 and the employee's monthly base salary at the then current rate, (b) an amount equal to the aggregate bonus payment for the year in which the employee incurs a termination of employment to which the employee would otherwise have been entitled had his employment not terminated under the Executive Bonus Plan then in effect, and (c) continued coverage under our welfare and benefits plans for such employee and his dependents for a period of up to 18 months. Each change of control and severance agreement also provides that if at any time other than within one year following a change of control, such employee's employment is terminated by us, Carrols or Carrols LLC without cause or by such employee for good reason, then such employee will be entitled to receive (a) a cash lump sum payment in the amount equal to one year's salary at the then current rate, (b) an amount equal to the pro rata portion of the aggregate bonus payment for the year in which the employee incurs a termination of employment to which the employee would otherwise have been entitled had his employment not terminated under our Executive Bonus Plan then in effect, and (c) continued coverage under our welfare and benefits plans for such employee and his dependents for a period of up to 18 months. The payments and benefits due under each change of control and severance agreement cannot be reduced by any compensation earned by the employee as a result of employment by another employer or otherwise. The payments are also not subject to any set-off, counterclaim, recoupment, defense or other right that we, Carrols or Carrols LLC may have against the employee.

The following table summarizes estimated benefits that would have been payable to Mr. Accordino if (1) the term of his employment agreement had not been renewed by us or Carrols LLC without cause; (2) his employment had been terminated on December 30, 2018 by us without cause or by him for good reason within 12 months of a change of control of us or such change of control is a result of (a) a binding agreement with respect to a change of control transaction was entered into during the term of his employment and (b) such change of control transaction occurs within 12 months after the date of termination of his employment; (3) his employment had been terminated on December 30, 2018 by us without cause or by him for good reason; (4) his employment had been terminated by us for cause or by him without good reason on December 30, 2018; (5) his employment had been terminated on December 30, 2018 by us due to disability; and (6) his employment had been terminated on December 30, 2018 due to death.

	Non-renewal of Employment Agreement Without Cause ($)	Terminated Without Cause or by Employee for Good Reason Within 12 Months of a Change in Control ($)		Terminated Without Cause or by Employee for Good Reason More than 12 Months following a Change in Control (2)($)		Terminated For Cause or by Employee Without Good Reason ($)	Disability ($)		Death ($)
Severance	$837,624	$3,256,524	(1)	$2,178,276	(2)	$—	$2,512,872	(3)	$—
Bonus (4)	554,842	554,842		554,842		—	554,842		—
Accrued Vacation (5)	64,433	64,433		64,433		64,433	—		—
Welfare Benefits (6)	454,793	454,793		454,793		—	454,793		245,588
Deferred Compensation Plan	1,449,310	1,449,310		1,449,310		1,449,310	1,449,310		1,449,310
Equity (7)	—	3,336,025		3,336,025		—	—		3,336,025
Total	$3,361,002	$9,115,927		$8,037,679		$1,513,743	$4,971,817		$5,030,923

(1)
Reflects a lump sum cash payment in an amount equal to 2.99 multiplied by the average of the sum of the base salary and the annual bonus paid under the Executive Bonus Plan or deferred in accordance with the Deferred Compensation Plan in the five calendar years prior to the date of termination, which we refer to as the “Five-Year Compensation Average”.

(2)	Reflects a lump sum cash payment in an amount equal to 2.00 multiplied by Mr. Accordino's Five Year Compensation Average.

(3)	Such amounts based on the base salary in effect at December 30, 2018 of $837,624 for Mr. Accordino, for a period of three years.

(4)
Reflects a lump sum cash payment in an amount equal to the pro rata portion of Mr. Accordino’s annual bonus under our Executive Bonus Plan for the year in which his employment is terminated. Amount represents the bonus earned by Mr. Accordino for the fiscal year ended December 30, 2018.

(5)	Amount represents four weeks of accrued but unpaid vacation as of December 30, 2018 based on the annual salary of $837,624 in effect at December 30, 2018 for Mr. Accordino.

(6)
Mr. Accordino's employment agreement requires continued coverage under our welfare and benefits plans for him and his eligible dependents for the remainder of their respective lives. The amount included in this table was actuarially determined based on the present value of future health care premiums paid for by us discounted at a rate of 4.17%.

(7)
The amount represents vesting of the outstanding shares of restricted stock and restricted stock units held at December 30, 2018 based upon the closing price of our common stock on the last trading day of our 2018 fiscal year, December 28, 2018, which was $9.38.

The following table summarizes estimated benefits that would have been payable to each Named Executive Officer identified in the table if the employment of such Named Executive Officer had been terminated on December 30, 2018 by us without cause or by the Named Executive Officer for good reason within one year after a change of control; or if the employment of such Named Executive Officer had been terminated on December 30, 2018 by us without cause or by the Named Executive Officer for good reason prior to a change of control or more than one year after a change of control.

	Paul R. Flanders				Richard G. Cross				William E. Myers				Gerald J. DiGenova
	Terminated Without Cause or by Employee for Good Reason Within 12 Months of a Change in Control ($)		Terminated Without Cause or by Employee for Good Reason Prior to a Change in Control or More Than One Year After a Change in Control ($)		Terminated Without Cause or by Employee for Good Reason Within 12 Months of a Change in Control ($)		Terminated Without Cause or by Employee for Good Reason Prior to a Change in Control or More Than One Year After a Change in Control ($)		Terminated Without Cause or by Employee for Good Reason Within 12 Months of a Change in Control ($)		Terminated Without Cause or by Employee for Good Reason Prior to a Change in Control or More Than One Year After a Change in Control ($)		Terminated Without Cause or by Employee for Good Reason Within 12 Months of a Change in Control ($)		Terminated Without Cause or by Employee for Good Reason Prior to a Change in Control or More Than One Year After a Change in Control ($)
Severance	$667,645	(1)	$445,118	(3)	$482,643	(1)	$321,762	(3)	$402,215	(1)	$268,143	(3)	$361,991	(1)	$241,328	(3)
Bonus	280,230	(2)	280,230	(4)	141,421	(2)	141,421	(4)	120,172	(2)	120,172	(4)	104,678	(2)	104,678	(4)
Welfare Benefits (5)	14,727		14,727		9,177		9,177		11,565		11,565		11,565		11,565
Deferred Compensation Plan	—		—		—		—		—		—		—		—
Equity (6)	1,034,952		1,189,516		437,680		498,622		357,950		408,733		357,950		403,659
Total	$1,997,554		$1,929,591		$1,070,921		$970,982		$891,902		$808,613		$836,184		$761,230

(1)
Reflects a cash lump sum payment in an amount equal to 18 multiplied by the amount of the Named Executive Officer’s monthly base salary in effect at December 30, 2018 plus interest of 8.25% per annum (determined as the prime commercial rate established by the principal lending bank at December 30, 2018 of 5.25% plus 3%) until the time of payment which would be the fifth business day following the six month anniversary of termination.

(2)
Reflects an amount equal to the aggregate bonus payment for the year in which the Named Executive Officer incurs a termination of employment to which he would otherwise have been entitled had his employment not terminated under the Executive Bonus Plan in effect at December 30, 2018. Such payment would be made no later than March 15th of the calendar year following the calendar year the Named Executive Officer’s employment is terminated.

(3)
Reflects a cash lump sum payment in the amount equal to one year of base salary in effect at December 30, 2018 plus interest of 8.25% per annum (determined as the prime commercial rate established by the principal lending bank at December 30, 2018 of 5.25% plus 3%) until the time of payment which would be the fifth business day following the six month anniversary of termination.

(4)
Reflects an amount equal to the pro-rata portion of the aggregate bonus payment for the year in which the Named Executive Officer incurs a termination of employment to which the Named Executive Officer would otherwise have been entitled had his employment not terminated under the Executive Bonus Plan in effect at December 30, 2018.

(5)
Reflects continued coverage of group term life and disability insurance and group health and dental plan coverage for such Named Executive Officer and his dependents for a period of 18 months based on rates in effect at December 30, 2018 without discounting.

(6)
All unvested shares of stock and unvested restricted stock units held by the Named Executive Officer will automatically vest. Unlike other payments in this table, the shares vest in accordance with the Carrols plan even if the Named Executive Officer’s employment is not terminated following a change of control (i.e. it is a “single trigger”). The amount is based on the unvested shares held by each Named Executive Officer at December 30, 2018 and the closing price of our common stock on the last trading day of our 2018 fiscal year, December 28, 2018, which was $9.38.

DIRECTOR COMPENSATION
We use a combination of cash and stock-based compensation to attract and retain qualified non-employee directors to serve on our board of directors. The members of the board of directors, except for any member who is an executive officer or employee, each receives a fee for serving on our board of directors or board committees. In March 2016, the Compensation Committee engaged the services of Pearl Meyer, an outside independent compensation consultant, to assist it with a review of the compensation for executive officers and directors of the Company. Based upon the report and recommendations received from Pearl Meyer and other findings, and the recommendations of the Compensation Committee, our board of directors made certain changes to director compensation, all of which were effective January 1, 2017. Non-employee directors receive compensation for board service as follows:

•	Annual retainer of $60,000 year for serving as a director.

•
The chairperson of the Audit Committee receives an additional fee of $18,000 per year and each other member of the Audit Committee receives an additional fee of $7,500 per year. The chairman of the Compensation Committee receives an additional fee of $10,000 per year and each other member of the Compensation Committee receives an additional fee of $5,000 per year. The chairman of the Corporate Governance and Nominating Committee receives an additional fee of $5,000 per year and each other member of the Corporate Governance and Nominating Committee receives an additional fee of $3,000 per year. All directors will be reimbursed for all reasonable expenses they incur while acting as directors, including as members of any committee of the board of directors.

•
Pursuant to our 2016 Stock Incentive Plan, in January of each year members of our board of directors, (except for any member who is an executive officer or employee and except for our two Class B directors) will receive an annual restricted stock award with an aggregate “fair market value” (as such term is defined in the Carrols plan) of $100,000 on the date of grant.

The following table summarizes the compensation we paid to our non-employee directors during the fiscal year ended December 30, 2018. Compensation information for Daniel T. Accordino, our Chairman of the board of directors, President and Chief Executive Officer, is set forth in the Summary Compensation Table above.

Name	Fees Earned or Paid in Cash (1) ($)	Stock Award ($) (2)	Option Award ($)	Non-Equity Incentive Plan Compensation ($)	Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
José E. Cil (3)	60,000	—	—	—	—	—	60,000
Hannah S. Craven	76,889	100,011	—	—	—	—	176,900
Deborah M. Derby (5)	36,786	—	—	—	—	—	36,786
Manuel A. Garcia III (4)	28,393	257,595	—	—	—	—	285,988
David S. Harris	80,500	100,011	—	—	—	—	180,511
Lawrence E. Hyatt	81,000	100,011	—	—	—	—	181,011
Alexandre Macedo (3)	—	—	—	—	—	—	—
Matthew Dunnigan (3)	60,000	—	—	—	—	—	60,000

(1)	The amounts listed in this column include the payment of annual retainers, additional fees for committee service, and attendance fees.

(2)
On January 15, 2018, Ms. Craven and Messrs. Garcia, Harris and Hyatt were each granted 7,548 restricted shares of common stock valued at $13.25 per share under the Carrols plan. The restricted shares of common stock vest and becomes non-forfeitable and one-third on the each anniversary of the award date, provided that, the participant has continuously remained a director of Carrols Restaurant Group. The amounts shown in this column represent the aggregate fair value of restricted common stock granted and approved by the Compensation Committee and is consistent with the grant date fair value of the award computed in accordance with FASB ASC Topic 718. See Notes 1 and 11 of the consolidated financial statements for the year ended December 30, 2018 for the fiscal year ended December 30, 2018.

(3)
Mr. Cil and Mr. Dunnigan are Class B director designees of BKC pursuant to the terms of the Series B Preferred Stock. Prior to the Exchange, Mr. Macedo resigned as a Class A director and Mr. Dunnigan was appointed as a Class A director designee of BKC on February 5, 2018. Amounts for our Class B directors are paid directly to BKC.

(4)
Mr. Garcia retired from our board of directors, effective June 7, 2018. The Compensation Committee approved the acceleration of vesting of 19,589 shares of restricted stock held by Mr. Garcia as of the date of his retirement from our board of directors.

(5)
Ms. Derby was elected to our board of directors at our annual meeting of shareholders held on June 7, 2018 and her compensation represents a prorated payment for the period June 7, 2018 through December 30, 2018.

The following table represents the number of unvested restricted stock awards held by each of our non-employee directors as of December 30, 2018.

Name	Outstanding Stock Awards
José E. Cil	—
Hannah S. Craven	18,880
Manuel A. Garcia III	—
Deborah M. Derby	—
David S. Harris	14,818
Lawrence E. Hyatt	7,548
Alexandre Macedo	—
Matthew Dunnigan	—
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
General
The following table provides information regarding beneficial ownership of our common stock as of Febrauary 26, 2019 and to reflect the conversion of Series B Preferred Stock into shares of our common stock by:

•	each stockholder known by us to beneficially own more than 5% of our outstanding shares of common stock;

•	each of our directors, nominees for director and Named Executive Officers (as defined in “Executive Compensation—Compensation Discussion and Analysis” herein) individually; and

•	all directors and executive officers as a group.
There were 37,003,873 shares of our common stock outstanding on February 26, 2019 (without giving effect to the conversion of Series B Preferred Stock).
Unless noted otherwise, to our knowledge, each of the following persons listed below have sole voting and investment power with respect to the shares of common stock beneficially owned, except to the extent that authority is shared by spouses under applicable law.
The information contained in this table reflects “beneficial ownership” as defined in Rule 13d-3 of the Exchange Act. Beneficial ownership includes any shares to which the person has either sole or shared voting power or investment power and also any shares of common stock the individual has the right to acquire within 60 days following February 26, 2019 though the exercise any stock option or other right, including options to officers and directors authorized by board resolution, but not yet issued, and (ii) shares of common stock issuable upon conversion of Series B Preferred Stock held by that person that were convertible on February 26, 2019 or convertible within 60 days following that date. However, such shares are not considered outstanding for the purpose of computing the percentage ownership of any other person, nor is there any obligation to exercise any of the options or convert the Series B Preferred Stock. Except as otherwise indicated, the address for each beneficial owner is c/o Carrols Restaurant Group, Inc., 968 James Street, Syracuse, NY 13203.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class	Percent of Class Giving Effect to the Conversion of Series B Preferred Stock (1)
Restaurant Brands International, Inc. (2)	9,414,580	—	20.3%
Restaurant Brands International Limited Partnership
BlackRock, Inc. (3)	2,942,825	8.0%	6.3%
Dimensional Fund Advisors LP (4)	2,355,229	6.4%	5.1%
Private Capital Management, LLC (5)	2,278,462	6.2%	4.9%
Brown Advisory Incorporated (6)	2,202,867	6.0%	4.7%
Brown Investment Advisory & Trust Company
Brown Advisory LLC
Daniel T. Accordino	1,433,332	3.9%	3.1%
Paul R. Flanders	364,844	*	*
Richard G. Cross	186,199	*	*
Gerald J. DiGenova	166,401	*	*
William E. Myers	92,163	*	*
David S. Harris	64,115	*	*
Hannah Craven	41,091	*	*
Lawrence E. Hyatt	18,097	*	*
Deborah M. Derby	15,823	*	*
José E. Cil (7)	—	*	*
Matthew Dunnigan (7)	—	—	—
All directors and executive officers as a group	2,397,065	6.5%	5.2%

*	Less than 1.0%.

(1)
Percentages calculated based on the addition of 9,414,580 shares of common stock, which represents the shares of common stock issuable upon the conversion of shares of Series B Preferred Stock, to the outstanding common stock as of February 26, 2019.

(2)
Information was obtained from a Schedule 13D/A filed on December 6, 2018 with the SEC. BKC and an affiliate of RBI beneficially own an aggregate of 9,414,580 shares of Carrols Restaurant Group Common Stock issuable upon the conversion of shares of Carrols Restaurant Group Series B Preferred Stock. RBI and RBI LP each has sole voting power over 9,414,580 shares, sole dispositive power over 9,414,580 shares and shared voting and shared dispositive power over 0 shares. The address for RBI and RBI LP is 130 King Street West, Suite 300, P.O. Box 399, Toronto, Ontario M5X 1E1 Canada.

(3)
Information was obtained from a Schedule 13G/A (Amendment No. 2) filed on February 4, 2019 with the SEC. The address for BlackRock, Inc. is 55 East 52nd Street, New York, NY 10055. BlackRock, Inc. has sole voting power over 2,763,726 shares, sole dispositive power over 2,942,825 shares and shared voting and shared dispositive power over 0 shares.

(4)
Information was obtained from a Schedule 13G/A (Amendment No. 1) filed on February 8, 2019 with the SEC. The address for Dimensional Fund Advisors LP is Building One, 6300 Bee Cave Road, Austin, Texas, 78746. Dimensional Fund Advisors LP has sole voting power over 2,244,748 shares, sole dispositive power over 2,355,229 shares and shared voting and shared dispositive over 0 shares.

(5)
Information was obtained from a Schedule 13G/A (Amendment No. 2) filed on February 8, 2019 with the SEC. The address for Private Capital Management, LLC is 8889 Pelican Bay Boulevard, Suite 500, Naples, Florida 34108. Private Capital Management, LLC has sole voting power and dispositive power over 609,538 shares and shared voting power and dispositive power over 1,668,924 shares.

(6)
Information was obtained from a Schedule 13G/A (Amendment No. 2) filed on February 11, 2019 with the SEC. The address for Brown Advisory Incorporated, Brown Investment Advisory & Trust Company and Brown Advisory LLC is 901 South Bond Street, Suite 400, Baltimore, Maryland 21231. Brown Advisory Incorporated has sole voting power over 1,845,777 shares, shared voting power over 0 shares, sole dispositive power over 0 shares and shared dispositive power over 2,202,867 shares. Brown Investment Advisory & Trust Company has sole voting power and shared dispositive power over 26,812 shares and shared voting and sole dispositive power over 0 shares. Brown Advisory LLC has sole voting power over 1,818,965 shares, shared voting and sole dispositive power over 0 shares and shared dispositive power over 2,176,055 shares.

(7)	The address of Mr. Cil and Mr. Dunnigan is 130 King Street West, Suite 300, P.O. Box 399, Toronto, ON M5X1E1, Canada.

Equity Compensation Plans
The following table summarizes, as of December 30, 2018, the equity compensation plans under which our common stock may be issued to our directors, officers and employees. Our stockholders approved all plans.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	—	—	3,664,567
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	3,664,567
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
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
Series B Convertible Preferred Stock
Upon the closing of the 2012 acquisition, we issued to BKC 100 shares of Series A Preferred Stock which were convertible into an aggregate of 28.9% of the shares of our common stock outstanding, on a fully diluted basis, on May 30, 2012 after giving effect to the issuance of the Series A Preferred Stock (or 9,414,580 shares of our common stock in the aggregate, which we refer to as the "conversion shares"). On November 30, 2018, we entered into a Preferred Stock Exchange Agreement whereby BKC exchanged 100 shares of the Series A Preferred Stock, par value $0.01 per share for 100 shares of our Series B Preferred Stock, par value $0.01 per share. For a discussion on the Series B Preferred Stock, please see "Item 1. Business, Recent Developments, Series B Convertible Preferred Stock".
Operating Agreement
Upon the closing of the 2012 acquisition, Carrols LLC and BKC also entered into an operating agreement, which was amended by the First Amendment to the Operating Agreement dated as of January 26, 2015 and by the Second Amendment to Operating Agreement dated as of December 17, 2015, which we refer to as the "operating agreement," which has a term commencing on May 30, 2012 and ending (unless earlier terminated in accordance with the provisions thereof) on the earlier to occur of (i) 20 years from May 30, 2012 or (ii) the date that we operate 1,000 Burger King® restaurants. Pursuant to the operating agreement, BKC assigned to us its right of first refusal under franchise agreements with its franchisees, which we refer to as the "ROFR," to purchase all of the assets of a Burger King® restaurant or substantially all of the voting stock of the franchisee, whether direct or indirect, on the same terms proposed between such franchisee and a third party purchaser, in 20 states as follows: Connecticut (except Hartford county), Delaware, Indiana, Kentucky, Maine, Maryland, Massachusetts (except for Middlesex, Norfolk and Suffolk counties), Michigan, New Hampshire, New Jersey, New York (except for Bronx, Kings, Nassau, New York, Queens, Richmond, Suffolk and Westchester counties), North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina, Vermont, Virginia, Washington DC, and West Virginia, which we refer to as the “DMAs.” The continued assignment of the ROFR is subject to suspension or termination in the event of non-compliance by us with respect to the agreed upon remodeling schedule of our existing restaurants and the 2012 acquired restaurants as further described below.

In addition, pursuant to the operating agreement, BKC granted us franchise pre-approval, which we refer to as the “franchise pre-approval,” to build new restaurants or acquire restaurants from franchisees in the DMAs until the date that we operate 1,000 restaurants, which we refer to as “new restaurant growth.” We paid BKC approximately $3.8 million for the ROFR and the franchise pre-approval rights.
The grant by BKC to us of franchise pre-approval to develop new restaurants in the DMAs is a non-exclusive right, subject to customary BKC franchise, site and construction approval. Beginning on January 1, 2016 a minimum of 10% of new restaurant growth by us in each calendar year during the term of the operating agreement must come from new development of Burger King® restaurants (including restaurants relocated within their respective markets); provided that for 2016 only, any new restaurant that would otherwise have been required to be opened in 2016 may be deferred by us and opened in 2017.
Pursuant to the operating agreement, as amended, we agreed to remodel 455 existing restaurants to BKC's 20/20 restaurant image by December 31, 2016, which we refer to as the "remodel plan" and at December 31, 2016 we had complied with this remodel requirement. Under the operating agreement, beginning on January 1, 2016 and until we exceed operating 1,000 Burger King® restaurants, a minimum of 10% of our annual new restaurant growth (including acquisitions) must come from the development of new Burger King® restaurants (which includes restaurants we relocate within their market area); provided that for 2016 only, any required new restaurant development may be deferred and opened in 2017. As of December 30, 2018, we satisfied our new restaurant growth obligations under the operating agreement.
Pursuant to the amended operating agreement, we entered into franchise agreements with BKC for the 2012 acquired restaurants with terms of varying durations up to 20 years, depending upon the term of the underlying leases or subleases. Each franchise agreement provides for a royalty rate of 4.5% of sales, an advertising contribution payment of 4% of sales and a commitment to spend on local advertising during the term of no less than a 0.75% of sales in each of the DMAs, which we refer to as “investment spending” (provided that if any investment spending contract approved by 66.7% of the franchisees in a DMA calls for investment spending of less than 0.75% of sales, we will only be obligated to investment spending to such lesser amount.) Effective on the date of the closing of the 2012 acquisition, the franchise agreements for our restaurants were amended to add an investment spending commitment consistent with the terms set forth in the franchise agreements for the 2012 acquired restaurants.
Pursuant to the amended operating agreement, we agreed to operate our restaurants at or above the U.S. Burger King® system’s national average (measured on a quarterly basis) for the following operational metrics: (i) Speed of Service; (ii) Operational BKC Visits (OER or its current equivalent); (iii) Food Safety Scores; and (iv) Guest Trac (or the then current guest recovery program), which we refer to as the “operations metrics.” Subject to a six month grace period with respect to the 2012 acquired restaurants, if more than 10% of our restaurants are rated below the national average for any of the individual operations metrics for more than two consecutive quarters, we and BKC will meet and develop a cure period for and a cure plan that details how we will address the operational issues and by what date we will bring our performance up to and exceed the national average. If at least 90% of our restaurants do not meet or exceed the national average for any of the operations metrics after the cure period, franchise pre-approval for franchisee to franchisee transfers of restaurants or rights with respect to new restaurant growth will be suspended until such time as at least 90% of our restaurants meet or exceed the national average for each of the operations metrics.
The amended operating agreement also provides that we and BKC will indemnify the other for all losses, damages and/or contractual liabilities to third parties arising out of or relating to any of the obligations, undertakings, promises and representations of BKC and us, as the case may be, under the operating agreement, and for all claims or demands for damages to property or for injury, illness or death of persons directly or indirectly resulting therefrom.
Area Development and Remodeling Agreement
For a further discussion on the Area Development and Remodeling Agreement, please see Item 1. Business, Recent Developments, Area Development and Remodeling Agreement.
Registration Rights Agreement
Upon the closing of the 2012 acquisition, we and BKC entered into a registration rights agreement pursuant to which we agreed to file one shelf registration statement on Form S-3 covering the resale of at least 30% of the conversion shares as promptly as possible upon written request of BKC at any time after the 36-month anniversary of the closing of the 2012 acquisition. The BKC Registration Rights agreement also provides that BKC may make up to three demands to register for the resale of at least 33.3% of the conversion shares held by BKC under the Securities Act on the date of the closing of the 2012 acquisition upon the written request by BKC at any time following the 30-month anniversary of the closing of the 2012 acquisition. The BKC Registration Rights agreement also provides that whenever we register shares of our common stock under the Securities Act (other than on a Form S-4 or Form S-8), BKC has the right as specified therein to register its conversion shares as part of that registration, provided, however, that such registration rights are subject to the rights of the managing underwriters, if any, to reduce or exclude certain conversion shares owned by BKC from an underwritten registration (and subject to certain rights of certain persons, including members of our management that have piggyback registration rights). Except as otherwise provided in the BKC Registration Rights agreement, the BKC Registration Rights agreement requires us to pay for all costs and expenses, other than underwriting discounts, commissions and underwriters’ counsel fees, incurred in connection with the registration of our common stock, stock transfer taxes and the expenses of BKC’s legal counsel in connection with the sale of the conversion shares, provided that we will pay the reasonable fees and expenses of one counsel for BKC up to $50,000 in the aggregate for any registration thereunder, subject to the limitations set forth therein. We will also agree to indemnify BKC against certain liabilities, including liabilities under the Securities Act. We have also agreed, to the extent a shelf registration is effective, to file up to two prospectus supplements in connection with a block sale or non-marketed underwritten offering by BKC of Carrols Restaurant Group common stock held by BKC and pay one half of the accounting and printing fees related thereto to the extent such sale or offering is for a sales price of no less than 90% of the average closing price of our common stock for the five trading days ending immediately prior to such sale or offering and is not less than 300,000 shares of common stock.
The Exchange Agreement also provides that Carrols Restaurant Group Common Stock, issuable to BKC and the RBI Investors upon the conversion of the Series B Shares are to be included as “Registrable Securities,” as defined in the BKC Registration Rights Agreement.

2014 Acquisitions
In connection with an acquisition of 64 Burger King® restaurants on November 4, 2014, we agreed with BKC to remodel 46 of such acquired restaurants over the five years beginning in 2014 and at December 30, 2018 we had remodeled 37 restaurants in connection with this agreement.

Franchise Agreements and Leases
We operate all of our restaurants (including the 2012 acquired restaurants) pursuant to franchise agreements entered into with BKC. In addition, we have entered into real property leases with BKC for a number of our restaurants (excluding the 2012 acquired restaurants) and real property leases or subleases with respect to all of the 2012 acquired restaurants.
Other
Pursuant to a registration agreement, which we refer to as the "registration agreement" dated March 27, 1997 and amended December 14, 2006, Daniel T. Accordino, CEO of Carrols Restaurant Group, and two former executive officers of Carrols Restaurant Group have the right, whenever we register shares of our common stock under the Securities Act (other than on a Form S-4 or Form S-8) to register their shares subject to the registration agreement as part of that registration. Such registration rights are subject to the rights of the managing underwriters, if any, to reduce or exclude certain shares owned by such stockholders from the registration. The registration agreement requires us to pay for all costs and expenses, other than underwriting discounts and commissions for these stockholders, incurred in connection with the registration of their shares under the registration agreement. Under the registration agreement, we have agreed to indemnify these stockholders against certain liabilities, including liabilities under the Securities Act.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Fees for Professional Services
The following table sets forth the aggregate fees billed or expected to be billed to us for professional services rendered by Deloitte for the fiscal years ended December 30, 2018 and December 31, 2017:

	Year Ended
	December 30, 2018	December 31, 2017
	(Amounts in thousands)
Audit Fees (1)	$975	$978
Audit-Related Fees (2)	72	82
Total Audit and Audit-Related Fees	1,047	1,060
Tax Fees (3)	26	26
All Other Fees	—	—
Total	$1,073	$1,086

(1)
Audit fees consist of fees and related expenses for the annual audit of the Company's consolidated financial statements included in its annual report on Form 10-K, the quarterly reviews of the Company's interim financial statements included in its quarterly reports on Form 10-Q, and for the annual audit of the Company's internal controls over financial reporting.

(2)
Audit related fees shown include fees for assurance and related services that are traditionally performed by independent auditors. These fees include due diligence related to mergers and acquisitions, and consulting on financial accounting/reporting standards.

(3)	Tax fees consist of the aggregate fees for tax compliance and tax advisory and consulting services.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a) (1) Financial Statements - Carrols Restaurant Group, Inc. and Subsidiary

(a) (2) Financial Statement Schedule

Schedule	Description	Page

II	Valuation and Qualifying Accounts	F- 29
Schedules other than those listed are omitted for the reason that they are not required, not applicable, or the required information is shown in the financial statements or notes thereto.
(a) (3) Exhibits
EXHIBIT INDEX

Exhibit
Number	Description
2.1
Asset Purchase Agreement, dated as of March 26, 2012, among Carrols Restaurant Group, Inc., Carrols LLC and Burger King Corporation (incorporated by reference to Exhibit 2.1 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on March 28, 2012)

2.2
Agreement and Plan of Merger, dated as of February 19, 2019 among Carrols Restaurant Group, Inc., Carrols Holdco Inc., GRC MergerSub Inc., GRC MergerSub LLC, Cambridge Franchise Partners, LLC, Cambridge Franchise Holdings, LLC and New CFH, LLC (incorporated by reference to Exhibit 2.1 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on February 25, 2019)

3.1
Form of Restated Certificate of Incorporation of Carrols Restaurant Group, Inc. (incorporated by reference to Exhibit 3.1 to Carrols Restaurant Group Inc.'s Registration Statement on Form S-1, as amended (Registration No. 333-137524))

3.2
Certificate of Amendment to Restated Certificate of Incorporation of Carrols Restaurant Group, Inc. (incorporated by reference to Exhibit 3.1 to Carrols Restaurant Group, Inc.'s Quarterly Report on Form 10-Q filed on August 9, 2017)

3.3
Form of Amended and Restated Bylaws of Carrols Restaurant Group, Inc. (incorporated by reference to Exhibit 3.2 to Carrols Restaurant Group Inc.'s Registration Statement on Form S-1, as amended (Registration No. 333-137524)

3.4
Amendment to Carrols Restaurant Group, Inc. Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on January 6, 2012)

3.5
Second Amendment to Amended and Restated Bylaws of Carrols Restaurant Group, Inc. (incorporated by reference to Exhibit 3.2 to Carrols Restaurant Group, Inc.'s Quarterly Report on Form 10-Q filed on August 9, 2017)

3.6
Carrols Restaurant Group, Inc. Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on June 1, 2012)

3.7
Form of Carrols Restaurant Group, Inc. Certificate of Designation of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on December 3, 2018)

3.8
Form of Carrols Restaurant Group, Inc. Certificate of Retirement of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on December 3, 2018)

3.9
Form of Certificate of Designations of Series C Convertible Preferred Stock of Carrols Restaurant Group, Inc. (incorporated by reference to Exhibit 4.1 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on February 25, 2019)

4.1
Form of Registration Agreement by and among Carrols Restaurant Group, Inc., Atlantic Restaurants, Inc., Madison Dearborn Capital Partners, L.P., Madison Dearborn Capital Partners II, L.P., Alan Vituli, Daniel T. Accordino and Joseph A. Zirkman (incorporated by reference to Exhibit 10.24 to Carrols Corporation's 1996 Annual Report on Form 10-K)

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
4.6
Registration Rights Agreement, dated as of April 29, 2015, among Carrols Restaurant Group, Inc., the guarantors named therein and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 4.3 to Carrols Restaurant Group, Inc.'s Quarterly Report on Form 10-Q filed on May 6, 2015)

4.7
Registration Rights Agreement, dated as of June 23, 2017, among Carrols Restaurant Group, Inc., the guarantors named therein and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 10.2 to Carrols Restaurant Group, Inc.'s Quarterly Report on Form 10-Q filed on August 9, 2017)

4.8
Supplemental Indenture, dated as of July 6, 2017, among Carrols Restaurant Group, Inc., Republic Foods, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 10.3 to Carrols Restaurant Group, Inc.'s Quarterly Report on Form 10-Q filed on August 9, 2017)

4.9
Form of Registration Rights Agreement between Carrols Holdco Inc. and Cambridge Franchise Holdings, LLC (incorporated by reference to Exhibit 4.2 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on February 25, 2019)

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
10.27
Second Amendment to Credit Agreement and First Amendment to Security Agreement, dated as of April 29, 2015, among Carrols Restaurant Group, Inc., the guarantors named therein, the lenders named therein and Wells Fargo Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to Carrols Restaurant Group, Inc.'s Quarterly Report on Form 10-Q filed on May 6, 2015)

10.28
Third Amendment to Credit Agreement dated as of February 12, 2016 among Carrols Restaurant Group, Inc., the guarantors named therein, the lenders named therein and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on February 17, 2016)

10.29
Second Amendment to Operating Agreement dated as of December 17, 2015 between Carrols LLC and Burger King Corporation # (incorporated by reference to Exhibit 10.29 to Carrols Restaurant Group, Inc.'s Annual Report on Form 10-K filed on March 9, 2016)

10.30
Fourth Amendment to Credit Agreement dated as of January 13, 2017 among Carrols Restaurant Group, Inc., the guarantors named therein, the lenders named therein and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on January 20, 2017)

10.31
Fifth Amendment to Credit Agreement dated as of June 20, 2017 among Carrols Restaurant Group, Inc., the guarantors named therein, the lenders named therein and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to Carrols Restaurant Group, Inc.'s Quarterly Report on Form 10-Q filed on August 9, 2017)

10.32
Preferred Stock Exchange Agreement between Carrols Restaurant Group, Inc. and Burger King Corporation, dated as of November 30, 2018 (incorporated by reference to Exhibit 10.1 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on December 3, 2018)

10.33
Form of Area Development and Remodeling Agreement between Carrols LLC, Carrols Restaurant Group, Inc. and Burger King Corporation (incorporated by reference to Exhibit 10.1 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on February 25, 2019)

10.34
Commitment Letter among Wells Fargo Bank, National Association, Wells Fargo Securities, LLC and Carrols Restaurant Group, Inc., dated February 19, 2019 (incorporated by reference to Exhibit 10.2 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on February 25, 2019)

10.35
Voting Agreement, dated as of February 19, 2019, between Cambridge Franchise Holdings, LLC and Daniel T. Accordino (incorporated by reference to Exhibit 10.3 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on February 25, 2019)

10.36
Voting Agreement, dated as of February 19, 2019, between Cambridge Franchise Holdings, LLC and Paul R. Flanders (incorporated by reference to Exhibit 10.4 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on February 25, 2019)

10.37
Voting Agreement, dated as of February 19, 2019, between Cambridge Franchise Holdings, LLC and Richard G. Cross (incorporated by reference to Exhibit 10.5 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on February 25, 2019)

10.38
Voting Agreement, dated as of February 19, 2019, between Cambridge Franchise Holdings, LLC and William E. Myers (incorporated by reference to Exhibit 10.6 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on February 25, 2019)

10.39
Amended and Restated Commitment Letter among Wells Fargo Bank, National Association, Wells Fargo Securities, LLC, Coöperatieve Rabobank U.A., New York Branch, Manufacturers and Traders Trust Company, SunTrust Bank, SunTrust Robinson Humphrey, Inc. and Carrols Restaurant Group, Inc., dated March 1, 2019 #

14.1
Carrols Restaurant Group, Inc. and Carrols Corporation Code of Ethics (incorporated by reference to Exhibit 14.1 to Carrols Restaurant Group Inc.’s and Carrols Corporation’s 2006 Annual Report on Form 10-K)

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

ITEM 16. FORM 10-K SUMMARY
None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Carrols Restaurant Group, Inc.:

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Carrols Restaurant Group, Inc. and subsidiary (the "Company") as of December 30, 2018 and December 31, 2017, the related consolidated statements of comprehensive income, changes in stockholders' equity, and cash flows, for each of the three years in the period ended December 30, 2018, and the related notes and consolidated financial statement schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 30, 2018 and December 31, 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 30, 2018, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
March 7, 2019

We have served as the Company’s auditor since 2005.

CARROLS RESTAURANT GROUP, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 30, 2018 AND DECEMBER 31, 2017
(In thousands, except share and per share amounts)

	December 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$4,014	$29,412
Trade and other receivables	11,693	9,420
Inventories	10,396	9,373
Prepaid rent	1,880	5,134
Prepaid expenses and other current assets	6,695	6,622
Refundable income taxes	—	54
Total current assets	34,678	60,015
Property and equipment, net (Note 3)	289,817	274,098
Franchise rights, net (Note 4)	175,897	152,028
Goodwill (Note 4)	38,469	36,792
Franchise agreements, at cost less accumulated amortization of $12,022 and $11,028, respectively	24,414	23,192
Favorable leases, net (Note 4)	5,892	5,862
Deferred income taxes, net (Note 10)	28,291	27,647
Other assets	2,793	1,880
Total assets	$600,251	$581,514
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt (Note 8)	$1,948	$1,808
Accounts payable	29,143	29,245
Accrued interest	3,818	3,672
Accrued payroll, related taxes and benefits	28,719	26,635
Accrued real estate taxes	5,910	5,269
Other current liabilities	12,601	12,900
Total current liabilities	82,139	79,529
Long-term debt, net of current portion and deferred financing costs (Note 8)	276,823	278,519
Lease financing obligations	1,196	1,196
Deferred income—sale-leaseback of real estate (Note 7)	10,073	11,451
Accrued postretirement benefits (Note 17)	4,320	4,838
Unfavorable leases, net (Note 4)	12,348	13,111
Other liabilities (Note 6)	27,812	23,810
Total liabilities	414,711	412,454
Commitments and contingencies (Note 14)
Stockholders’ equity (Note 12):
Preferred stock, par value $.01; authorized 20,000,000 shares, issued and outstanding—100 shares	—	—
Voting common stock, par value $.01; authorized—100,000,000 shares, issued—36,538,903 and 36,158,711 shares, respectively, and outstanding—35,742,427 and 35,436,252 shares, respectively	357	354
Additional paid-in capital	150,459	144,650
Retained earnings	35,511	25,407
Accumulated other comprehensive loss (Note 17)	(646)	(1,210)
Treasury stock, at cost	(141)	(141)
Total stockholders’ equity	185,540	169,060
Total liabilities and stockholders’ equity	$600,251	$581,514

See accompanying notes to consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 30, 2018, DECEMBER 31, 2017 AND JANUARY 1, 2017
(In thousands, except share and per share amounts)

	December 30, 2018	December 31, 2017	January 1, 2017
Restaurant sales	$1,179,307	$1,088,532	$943,583
Costs and expenses:
Cost of sales	326,308	304,593	250,112
Restaurant wages and related expenses	382,829	350,054	297,766
Restaurant rent expense (Note 7)	81,409	75,948	64,814
Other restaurant operating expenses	178,750	166,786	148,946
Advertising expense	48,340	44,677	41,299
General and administrative (including stock-based compensation expense of $5,812, $3,518 and $2,053, respectively)	66,587	60,348	54,956
Depreciation and amortization	58,468	54,159	47,295
Impairment and other lease charges (Note 5)	3,685	2,827	2,355
Other expense (income) (Notes 9 and 14)	(424)	(333)	338
Total operating expenses	1,145,952	1,059,059	907,881
Income from operations	33,355	29,473	35,702
Interest expense	23,638	21,710	18,315
Gain on bargain purchase (Note 2)	(230)	—	—
Income before income taxes	9,947	7,763	17,387
Provision (benefit) for income taxes (Note 10)	(157)	604	(28,085)
Net income	$10,104	$7,159	$45,472
Basic and diluted net income per share (Note 13)	$0.22	$0.16	$1.01
Weighted average common shares outstanding:
Basic	35,715,372	35,416,531	35,178,329
Diluted	45,319,971	44,976,514	44,851,345
Comprehensive income, net of tax:
Net income	$10,104	$7,159	$45,472
Other comprehensive income (loss)	564	(7)	(868)
Comprehensive income	$10,668	$7,152	$44,604

See accompanying notes to consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 30, 2018, DECEMBER 31, 2017 AND JANUARY 1, 2017
(In thousands, except share and per share amounts)

					Retained	Accumulated
				Additional	Earnings	Other		Total
	Common Stock		Preferred	Paid-In	(Accumulated	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Stock	Capital	Deficit)	Income (Loss)	Stock	Equity
Balance at January 3, 2016	35,039,890	$350	$—	$139,083	$(30,958)	$(335)	$(141)	$107,999
Stock-based compensation	—	—	—	2,053	—	—	—	2,053
Vesting of non-vested shares and excess tax benefits	218,689	3	—	(3)	—	—	—	—
Net income	—	—	—	—	45,472	—	—	45,472
Change in postretirement benefit obligations, net of income tax benefit of $541 (Note 17)	—	—	—	—	—	(868)	—	(868)
Balance at January 1, 2017	35,258,579	353	—	141,133	14,514	(1,203)	(141)	154,656
Cumulative-effect adjustment from adoption of ASU 2016-09	—	—	—	—	3,734	—	—	3,734
Stock-based compensation	—	—	—	3,518	—	—	—	3,518
Vesting of non-vested shares and excess tax benefits	177,673	1	—	(1)	—	—	—	—
Net income	—	—	—	—	7,159	—	—	7,159
Change in postretirement benefit obligations, net of income tax benefit of $4 (Note 17)	—	—	—	—	—	(7)	—	(7)
Balance at December 31, 2017	35,436,252	354	—	144,650	25,407	(1,210)	(141)	169,060
Stock-based compensation	—	—	—	5,812	—	—	—	5,812
Vesting of non-vested shares	306,175	3	—	(3)	—	—	—	—
Net income	—	—	—	—	10,104	—	—	10,104
Change in postretirement benefit obligations, net of income tax of $186 (Note 17)	—	—	—	—	—	564	—	564
Balance at December 30, 2018	35,742,427	$357	$—	$150,459	$35,511	$(646)	$(141)	$185,540

See accompanying notes to consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 30, 2018, DECEMBER 31, 2017 AND JANUARY 1, 2017
(In thousands)

	December 30, 2018	December 31, 2017	January 1, 2017
Cash flows from operating activities:
Net income	$10,104	$7,159	$45,472
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on disposals of property and equipment	312	521	(549)
Stock-based compensation	5,812	3,518	2,053
Gain on bargain purchase (Note 2)	(230)	—	—
Impairment and other lease charges	3,685	2,827	2,355
Depreciation and amortization	58,468	54,159	47,295
Amortization of deferred financing costs	1,202	1,035	791
Amortization of bond premium	(913)	(459)	—
Amortization of deferred gains from sale-leaseback transactions	(1,584)	(1,626)	(1,788)
Deferred income taxes	(483)	574	(28,085)
Changes in other operating assets and liabilities:
Refundable income taxes	55	99	(153)
Trade and other receivables	(2,275)	(1,310)	(1,462)
Accounts payable	(926)	3,084	1,686
Accrued interest	146	996	4
Accrued payroll, related taxes and benefits	2,084	336	(1,553)
Other	5,312	1,870	(3,778)
Net cash provided by operating activities	80,769	72,783	62,288
Cash flows used for investing activities:
Capital expenditures:
New restaurant development	(23,171)	(14,759)	(8,228)
Restaurant remodeling	(31,951)	(33,504)	(65,767)
Other restaurant capital expenditures	(15,726)	(18,926)	(15,168)
Corporate and restaurant information systems	(4,887)	(6,327)	(4,936)
Total capital expenditures	(75,735)	(73,516)	(94,099)
Acquisition of restaurants, net of cash acquired (Note 2)	(38,102)	(37,923)	(48,088)
Proceeds from insurance recoveries	642	481	1,413
Properties purchased for sale-leaseback	(2,123)	(1,404)	(9,046)
Proceeds from sale-leaseback transactions	8,424	4,257	53,599
Net cash used for investing activities	(106,894)	(108,105)	(96,221)
Cash flows from financing activities:
Proceeds from issuance of 8% senior secured second lien notes	—	79,875	—
Borrowings under senior credit facility	17,000	183,250	129,000
Repayments under senior credit facility	(17,000)	(196,750)	(115,500)
Principal payments on capital leases	(1,811)	(1,651)	(1,480)
Proceeds from lease financing obligations	2,692	—	1,816
Financing costs associated with issuance of debt and lease financing obligations	(154)	(1,992)	(175)
Net cash provided by financing activities	727	62,732	13,661
Net increase (decrease) in cash and cash equivalents	(25,398)	27,410	(20,272)
Cash and cash equivalents, beginning of period	29,412	2,002	22,274
Cash and cash equivalents, end of period	$4,014	$29,412	$2,002

	December 30, 2018	December 31, 2017	January 1, 2017
Supplemental disclosures:
Interest paid on long-term debt	$23,098	$20,885	$17,415
Interest paid on lease financing obligations	$105	$119	$105
Accruals for capital expenditures	$7,605	$6,839	$4,032
Non-cash reduction of lease financing obligations	$2,538	$1,744	$—
Income taxes paid (refunded), net	$(270)	$(63)	$153
Capital lease obligations acquired or incurred	$49	$316	$583

See accompanying notes to consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 30, 2018, DECEMBER 31, 2017 AND JANUARY 1, 2017
(Tabular amounts in thousands, except share and per share amounts)

1. Basis of Presentation
Business Description. At December 30, 2018 Carrols Restaurant Group, Inc. ("Carrols Restaurant Group") operated, as franchisee, 849 restaurants under the trade name “Burger King®” in 18 Northeastern, Midwestern and Southeastern states.
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
Fiscal Year. The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. The fiscal years ended December 30, 2018, December 31, 2017, and January 1, 2017 each contained 52 weeks.
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
Cash and Cash Equivalents. The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. At December 30, 2018 and December 31, 2017, the Company had $2.3 million and $27.6 million respectively, invested in money market funds.
Inventories. Inventories, consisting primarily of food, beverages, and paper supplies, are stated at the lower of cost determined on the first-in, first-out method or net realizable value. Net realizable value is determined as the estimated selling price in the normal course of business minus the cost of disposal and transportation.
Property and Equipment. Property and equipment is recorded at cost. The Company capitalizes all direct costs incurred to develop, construct and substantially improve its restaurants. These costs are depreciated and charged to expense based upon their property classification when placed in service. Repairs and maintenance expenditures are expensed as incurred.
Depreciation and amortization is provided using the straight-line method over the following estimated useful lives:

Owned buildings	9	to	30 years
Equipment	3	to	7 years
Computer hardware and software	3	to	7 years
Assets subject to capital leases	Shorter of useful life or lease term
Leasehold improvements are amortized over the shorter of their estimated useful lives or the underlying lease term. In circumstances where an economic penalty would be presumed by the non-exercise of one or more renewal options under the lease, the Company includes those renewal option periods when determining the lease term. For significant leasehold improvements made during the latter part of the lease term, the Company amortizes those improvements over the shorter of their useful life or the expected lease term. The expected lease term would consider

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 30, 2018, DECEMBER 31, 2017 AND JANUARY 1, 2017
(Tabular amounts in thousands, except share and per share amounts)

the exercise of renewal options if the value of the improvements would imply that an economic penalty would be incurred without the renewal of the option. Building costs incurred for new restaurants on leased land are amortized over the lease term, which is generally a period of twenty years.
Business Combinations. In accordance with ASC 805, the Company allocates the purchase price of an acquired business to its identifiable assets and liabilities based on the estimated fair values. The excess of the purchase price over the amount allocated to the assets and liabilities, if any, is recorded as goodwill. The excess value of the net identifiable assets and liabilities acquired over the purchase price of an acquired business is recorded as a bargain purchase gain. The Company uses all available information to estimate fair values of identifiable intangible assets and property acquired. In making these determinations, the Company may engage an independent third party valuation specialist to assist with the valuation of certain leasehold improvements, franchise rights and favorable and unfavorable leases.
The Company estimates that the seller's carrying value of acquired restaurant equipment, subject to certain adjustments is equivalent to fair value of this equipment at the date of the acquisition. The fair values of assumed franchise agreements are valued as if the remaining term of the agreement is at the market rate. The fair values of acquired land, buildings, certain leasehold improvements, and restaurant equipment subject to capital leases are determined using both the cost approach and market approach. The fair value of the favorable and unfavorable leases acquired, as well as the fair value of land, buildings, leasehold improvements, and restaurant equipment subject to capital leases acquired, is measured using significant inputs observable in the open market. The Company categorizes all such inputs as Level 2 inputs under ASC 820. The fair value of acquired franchise rights is primarily determined using the income approach, and unobservable inputs classified as Level 3 under ASC 820.
On May 30, 2012, the Company acquired 278 Burger King® restaurants from Burger King Corporation ("BKC"), including BKC's assignment of its right of first refusal on franchise restaurant transfers in 20 states as follows: Connecticut (except Hartford county), Delaware, Indiana, Kentucky, Maine, Maryland, Massachusetts (except for Middlesex, Norfolk and Suffolk counties), Michigan, New Hampshire, New Jersey, New York (except for Bronx, Kings, Nassau, New York, Queens, Richmond, Suffolk and Westchester counties), North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina, Vermont, Virginia, Washington DC and West Virginia, (the "ROFR") pursuant to an operating agreement with BKC dated May 30, 2012, and as amended on January 26, 2015 and December 17, 2015. See also Note 19 - "Subsequent Events."
Franchise Rights. The Company determines the fair value of franchise rights based upon the acquired restaurants' future earnings, discounting those earnings using an appropriate market discount rate and subtracting a contributory charge for net working capital, property and equipment and assembled workforce to determine the fair value attributable to these franchise rights. Amounts allocated to franchise rights for each acquisition are amortized using the straight-line method over the average remaining term of the acquired franchise agreements plus one twenty-year renewal period.
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

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 30, 2018, DECEMBER 31, 2017 AND JANUARY 1, 2017
(Tabular amounts in thousands, except share and per share amounts)

respective remaining useful lives through undiscounted future operating cash flows. Impairment is reviewed whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable.
Deferred Financing Costs. Financing costs incurred in obtaining long-term debt and lease financing obligations are capitalized and amortized over the life of the related obligation as interest expense using the effective interest method. Long-term debt on the consolidated balance sheets is presented net of the unamortized amount of the financing costs related to long-term borrowings.
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
Lease Financing Obligations. Lease financing obligations pertain to real estate sale-leaseback transactions accounted for under the financing method. The assets (land and building) subject to these obligations remain on the Company’s consolidated balance sheets at their historical costs and such assets (excluding land) continue to be depreciated over their remaining useful lives. The proceeds received by the Company from these transactions are recorded as lease financing obligations and the lease payments are applied as payments of principal and interest. The selection of the interest rate on lease financing obligations is evaluated at inception of the lease based on the Company’s incremental borrowing rate adjusted to the rate required to prevent recognition of a non-cash loss or negative amortization of the obligation through the end of the primary lease term.
Revenue Recognition. Revenues from Company restaurants, net of sales discounts are recognized when payment is tendered at the time of sale. Revenues are reported net of sales tax collected from customers and remitted to governmental taxing authorities.
Gift cards. The Company sells gift cards in its restaurants that are issued under BKC's gift card program. Proceeds from the sale of Burger King® gift cards at the Company’s restaurants are received by BKC. The Company recognizes revenue from gift cards upon redemption by the customer.
Income Taxes. Deferred income tax assets and liabilities are based on the difference between the financial statement and tax basis of assets and liabilities as measured by the tax rates that are anticipated to be in effect when those differences reverse. The deferred tax provision generally represents the net change in deferred tax assets and liabilities during the period including any changes in valuation allowances. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is established when it is necessary to reduce deferred tax assets to an amount for which realization is likely. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company and its subsidiary file a consolidated federal income tax return.
Advertising Costs. All advertising costs are expensed as incurred.
Cost of Sales. The Company includes the cost of food, beverage and paper, net of any vendor discounts and rebates, in cost of sales.
Pre-opening Costs. The Company’s pre-opening costs generally include payroll costs and travel associated with the opening of a new restaurant, rent and promotional costs. For the years ended December 30, 2018 and December 31, 2017 and January 1, 2017, pre-opening costs were $0.6 million, $0.5 million and $0.3 million. These costs are expensed as incurred prior to a restaurant opening and are included in operating expenses in the accompanying consolidated statements of comprehensive income.

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 30, 2018, DECEMBER 31, 2017 AND JANUARY 1, 2017
(Tabular amounts in thousands, except share and per share amounts)

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
Fair Value of Financial Instruments. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. Fair value is determined based on the following: Level 1 inputs are quoted prices in active markets for identical assets or liabilities; Level 2 inputs are observable for the asset or liability, either directly or indirectly, including quoted prices in active markets for similar assets or liabilities; and Level 3 inputs are unobservable and reflect our own assumptions. Financial instruments include cash and cash equivalents, trade and other receivables, accounts payable and long-term debt. The carrying amounts of cash and cash equivalents, trade and other receivables and accounts payable approximate fair value because of the short-term nature of these financial instruments. The fair value of the Carrols Restaurant Group 8.0% Senior Secured Second Lien Notes due 2022 is based on a recent trading value, which is considered Level 2, and at December 30, 2018 and December 31, 2017 was approximately $277.1 million and $290.5 million, respectively.
Fair value measurements of non-financial assets and non-financial liabilities are primarily used in the impairment analysis of long-lived assets, goodwill and intangible assets. Long-lived assets and definite-lived intangible assets are measured at fair value on a nonrecurring basis using Level 3 inputs. As described in Note 5, the Company recorded long-lived asset impairment charges of $2.7 million, $1.7 million and $1.0 million during the years ended December 30, 2018, December 31, 2017 and January 1, 2017, respectively.
Stock-Based Compensation. The Company has an incentive stock plan under which incentive stock options, non-qualified stock options and non-vested shares may be granted to employees and non-employee directors. On an annual basis, the Company has granted non-vested shares under this plan. Non-vested shares granted to corporate employees and non-employee directors generally vest on a straight-line basis over three years.
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
Segment Information. Operating segments are components of an entity for which separate financial information is available and is regularly reviewed by the chief operating decision maker in order to allocate resources and assess performance. The Company's chief operating decision maker currently evaluates the Company's operations from a number of different operational perspectives; however resource allocation decisions are made based on the chief operating decision maker's evaluation of the total Company operations. The Company derives all significant revenues from a single operating segment. Accordingly, the Company views the operating results of its Burger King® restaurants as one reportable segment.
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

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 30, 2018, DECEMBER 31, 2017 AND JANUARY 1, 2017
(Tabular amounts in thousands, except share and per share amounts)

those fiscal years, with early adoption permitted. The Company believes that this pronouncement will have no impact on its consolidated financial statements and related disclosures.
In February 2016, the FASB established Topic 842, Leases, by issuing ASU No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by issuing additional ASU's that provide clarification and further guidance around areas identified as potential implementation issues. The new standard requires a lessee to recognize a liability for lease obligations, representing the discounted obligation to make minimum lease payments, and a corresponding right-of-use asset on the balance sheet for all leases with a term longer than 12 months.
The Company has adopted the new standard on December 31, 2018, the first day of fiscal 2019. The Company elected the optional transition method to initially apply the new lease standard at the adoption date and not adjust its comparative period consolidated financial statements. The Company will recognize a cumulative-effect adjustment to retained earnings of approximately $10.1 million on the date of adoption to eliminate the deferred gains on qualified sale-leaseback transactions. The Company has elected the package of three practical expedients, which permits the Company not to reassess prior conclusions about lease identification, lease classification and initial direct costs. The Company has not elected the use-of-hindsight or the practical expedient in determining lease term or impairment of right-of-use assets. In addition, the Company has elected a short-term lease exemption policy that permits the Company to not apply the recognition requirements of the new lease standard to leases with a term of 12 months or less. The Company has also elected an accounting policy to not separate lease and non-lease components for certain classes of leases.
The adoption of this ASU will have a material effect on our consolidated balance sheet and will impact the related disclosures. The Company is finalizing the impact of the standard on our accounting policies, processes, disclosures and internal control over financial reporting. Upon adoption, the Company expects to recognize lease liabilities of approximately $500 million to $550 million based on the present value of remaining minimum rental payments using the discount rate as of the effective date and corresponding right-of-use assets based upon the operating lease liabilities adjusted for prepaid and deferred non-level rents, unamortized deferred sale-leaseback gains, unamortized lease acquisition costs and unamortized favorable and unfavorable lease balances. As the impact of the standard is non–cash in nature, the Company does not anticipate its adoption having an impact on the consolidated statements of cash flows.
Recently Issued Accounting Pronouncements Adopted. In March 2016, the FASB issued ASU No. 2016-09,
Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies certain elements of accounting for employee share-based payment transactions, including income tax consequences, the classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company adopted this ASU in the first quarter of 2017. Upon adoption of this ASU, the Company elected to change its accounting policy and account for forfeitures when they occur. The Company recorded a $3.7 million cumulative-effect adjustment in 2017 to increase deferred tax assets and retained earnings as a result of the recognition of excess tax benefits previously unrealized. Prior periods have not been adjusted for the adoption of this ASU.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU addresses the classification of certain cash receipts and payments in the statement of cash flows in order to eliminate diversity in practice. This update was adopted by the Company on January 1, 2018. The new guidance has not impacted the classification of cash receipts and cash payments in the Company's consolidated financial statements and related disclosures.
In May 2014, the FASB issued amended guidance for revenue recognition. The new guidance outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. Additionally, the guidance requires improved disclosure to help users of financial statements

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 30, 2018, DECEMBER 31, 2017 AND JANUARY 1, 2017
(Tabular amounts in thousands, except share and per share amounts)

better understand the nature, amount, timing, and uncertainty of revenue that is recognized. The new guidance supersedes most current revenue recognition guidance, including industry-specific guidance and was adopted by the Company on January 1, 2018. The new guidance has not impacted the Company's recognition of revenue from Company-operated restaurant sales and has no impact on the manner in which the Company recognizes revenue as the Company’s advertising fund and gift card program are run by its franchisor.
2. Acquisitions
2018 Acquisitions
During the year ended December 30, 2018, the Company acquired a total of 44 restaurants from other franchisees, which are referred to as the "2018 acquired restaurants", in the following transactions:

Closing Date		Number of Restaurants	Purchase Price	Market Location
February 13, 2018	(1)	1	$—	New York
August 21, 2018	(2)	2	1,666	Detroit, Michigan
September 5, 2018	(2)	31	25,930	Western Virginia
October 2, 2018		10	10,506	South Carolina and Georgia
		44	$38,102

(1)
This acquisition resulted in a bargain purchase gain because the fair value of net assets acquired, largely representing a franchise right asset of $0.3 million, exceeded the total fair value of consideration paid by $0.2 million. The Company recognized this gain and recorded it as "Gain on bargain purchase" in the consolidated statements of comprehensive income.

(2)	Acquisitions resulting from the exercise of the ROFR.
The Company allocated the aggregate purchase price to the net tangible and intangible assets acquired in the acquisitions at their estimated fair values. The following table summarizes the final allocation of the aggregate purchase price for the four 2018 acquisitions:

Inventory	$401
Restaurant equipment	2,092
Restaurant equipment - subject to capital lease	43
Leasehold improvements	1,329
Franchise fees	1,264
Franchise rights (Note 4)	31,275
Favorable leases (Note 4)	587
Deferred taxes	346
Goodwill (Note 4)	1,677
Capital lease obligations for restaurant equipment	(49)
Unfavorable leases (Note 4)	(624)
Accounts payable	(9)
Net assets acquired	$38,332
The results of operations for the restaurants acquired are included from the closing date of the respective acquisition. The 2018 acquired restaurants contributed restaurant sales of $16.9 million during the year ended December 30, 2018. It is impracticable to disclose net earnings for the post-acquisition periods as net earnings of these restaurants were not tracked on a collective basis due to the integration of administrative functions, including field supervision.

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 30, 2018, DECEMBER 31, 2017 AND JANUARY 1, 2017
(Tabular amounts in thousands, except share and per share amounts)

The pro forma impact on the results of operations for restaurants acquired in 2018 and 2017 is included below. The pro forma results of operations are not necessarily indicative of the results that would have occurred had the restaurants acquired in 2018 and 2017 been consummated at the beginning of the periods presented, nor are they necessarily indicative of any future consolidated operating results. The following table summarizes the Company's unaudited proforma operating results:

	Year Ended
	December 30, 2018	December 31, 2017
Restaurant sales	$1,217,891	$1,170,627
Net income	$13,684	$12,464
Basic and diluted net income per share	$0.30	$0.28
This pro forma financial information does not give effect to any anticipated synergies, operating efficiencies or cost savings or any integration costs related to the 2018 acquired restaurants. The proforma results exclude acquisition costs recorded as general and administrative expenses of $1.4 million and $1.8 million during the years ended December 30, 2018 and December 31, 2017, respectively.
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
(1) Acquisition resulting from the exercise of the ROFR.

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 30, 2018, DECEMBER 31, 2017 AND JANUARY 1, 2017
(Tabular amounts in thousands, except share and per share amounts)

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
The results of operations for the restaurants acquired are included from the closing date of the respective acquisition. The 2017 acquired restaurants contributed restaurant sales of $90.2 million and $64.9 million during the years ended December 30, 2018 and December 31, 2017, respectively. It is impracticable to disclose net earnings for the post-acquisition periods as net earnings of these restaurants were not tracked on a collective basis due to the integration of administrative functions, including field supervision.
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
This pro forma financial information does not give effect to any anticipated synergies, operating efficiencies or cost savings or any integration costs related to the 2017 acquired restaurants. The proforma results exclude acquisition costs recorded as general and administrative expenses of $1.8 million and $1.6 million during the years ended December 31, 2017 and January 1, 2017, respectively.

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 30, 2018, DECEMBER 31, 2017 AND JANUARY 1, 2017
(Tabular amounts in thousands, except share and per share amounts)

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

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 30, 2018, DECEMBER 31, 2017 AND JANUARY 1, 2017
(Tabular amounts in thousands, except share and per share amounts)

The pro forma impact on the results of operations for restaurants acquired in 2016 is included below. The pro forma results of operations are not necessarily indicative of the results that would have occurred had the restaurants acquired in 2016 been consummated at the beginning of the period presented, nor are they necessarily indicative of any future consolidated operating results. The following table summarizes the Company's unaudited proforma operating results:

	Year ended
	January 1, 2017
Restaurant sales	$984,164
Net income	$48,264	(1)
Basic and diluted net income per share	$1.07
(1) Includes a tax benefit of $30.4 million for the reversal of the Company's valuation allowance on its net deferred income tax assets (see Note 10).
This pro forma financial information does not give effect to any anticipated synergies, operating efficiencies or cost savings or any integration costs related to the 2016 acquired restaurants. The proforma results exclude acquisition costs recorded as general and administrative expenses of $1.6 million during the year ended January 1, 2017.
Acquired Intangible Assets
Goodwill recorded in connection with the acquisitions in 2018, 2017 and 2016 represents costs in excess of fair values assigned to the underlying net assets of acquired restaurants. Acquired goodwill that is expected to be deductible for income tax purposes was $0.5 million in 2018, $6.7 million in 2017 and $1.8 million in 2016.

The weighted average amortization period of the intangible assets acquired is as follows:

	2018 Acquisitions	2017 Acquisitions	2016 Acquisitions
Favorable leases	17.2	15.2	15.4
Unfavorable leases	18.3	14.3	12.0
Franchise rights	31.6	27.9	28.0
3. Property and Equipment
Property and equipment at December 30, 2018 and December 31, 2017 consisted of the following:

	December 30, 2018	December 31, 2017
Land	$8,779	$8,659
Owned buildings	9,488	9,950
Leasehold improvements	339,180	301,091
Equipment	244,446	227,284
Assets subject to capital leases	16,797	16,874
	618,690	563,858
Less accumulated depreciation and amortization	(328,873)	(289,760)
	$289,817	$274,098
Assets subject to capital leases primarily pertain to buildings leased for certain restaurant locations and certain leases of restaurant equipment and had accumulated amortization at December 30, 2018 and December 31, 2017 of $13.7 million and $12.2 million, respectively. Depreciation expense for all property and equipment for the years ended December 30, 2018, December 31, 2017 and January 1, 2017 was $49.3 million, $45.7 million and $39.9 million, respectively.

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 30, 2018, DECEMBER 31, 2017 AND JANUARY 1, 2017
(Tabular amounts in thousands, except share and per share amounts)

4. Intangible Assets
Goodwill. The Company is required to review goodwill for impairment annually, or more frequently, when events and circumstances indicate that the carrying amount may be impaired. If the determined fair value of goodwill is less than the related carrying amount, an impairment loss is recognized. The Company performs its annual impairment assessment as of the last day of the fiscal year. In performing its goodwill impairment test, the Company compared the net book value of its reporting unit to its estimated fair value, the latter determined by employing a combination of a discounted cash flow analysis and a market-based approach. There have been no recorded goodwill impairment losses during the years ended December 30, 2018, December 31, 2017 and January 1, 2017.

Goodwill at January 1, 2017	$22,869
Acquisitions of restaurants (Note 2)	13,923
Goodwill at December 31, 2017	36,792
Acquisitions of restaurants (Note 2)	1,677
Goodwill at December 30, 2018	$38,469
Franchise Rights. Amounts allocated to franchise rights for each acquisition of Burger King® restaurants are amortized using the straight-line method over the average remaining term of the acquired franchise agreements plus one twenty-year renewal period. The following is a summary of the Company’s franchise rights as of the respective balance sheet dates:

	December 30, 2018		December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Franchise rights	$283,918	$108,021	$252,643	$100,615
Amortization expense related to franchise rights for the years ended December 30, 2018, December 31, 2017 and January 1, 2017 was $7.4 million, $6.8 million and $5.9 million, respectively, and the Company expects annual amortization to be $8.1 million in each of the next five fiscal years. No impairment charges were recorded related to the Company’s franchise rights during the years ended December 30, 2018, December 31, 2017 and January 1, 2017.
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

	December 30, 2018		December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Favorable leases	$8,148	$2,256	$7,805	$1,943
Unfavorable leases	$18,423	$6,075	$18,164	$5,053
The net reduction of rent expense related to the amortization of favorable and unfavorable leases for the years ended December 30, 2018, December 31, 2017 and January 1, 2017 was $0.8 million, $0.9 million and $0.9 million, respectively, and the Company expects the net reduction of rent expense to be $0.8 million in 2019, $0.7 million in 2020, $0.6 million in 2021, $0.6 million in 2022 and $0.7 million in 2023.
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
The Company determined the fair value of restaurant equipment, for those restaurants reviewed for impairment, based on current economic conditions and the Company’s history of transferring these assets in the operation of its business. These fair value asset measurements rely on significant unobservable inputs and are considered Level 3 in the fair value hierarchy.
During the year ended December 30, 2018, the Company recorded impairment and other lease charges of $3.7 million consisting of $0.4 million of capital expenditures at previously impaired restaurants, $0.4 million related to initial impairment charges for six underperforming restaurants, $1.9 million related to the write-off of defective product holding unit kitchen equipment that was replaced, losses of $0.8 million associated with sale-leaseback transactions of four restaurant properties, and other lease charges of $0.2 million.
During the year ended December 31, 2017, the Company recorded impairment and other lease charges of $2.8 million including $0.7 million for capital expenditures at previously impaired restaurants, $1.1 million related to initial impairment charges for five underperforming restaurants, $0.9 million of other lease charges primarily due to four restaurants and an acquired administrative office closed during the period and a loss of $0.1 million associated with the sale-leaseback of one restaurant property.
During the year ended January 1, 2017, the Company recorded impairment and other lease charges of $2.4 million including $0.9 million for capital expenditures at previously impaired restaurants, $0.2 million related to initial impairment charges for four underperforming restaurants and losses of $1.2 million associated with the sale-leaseback of seven restaurant properties.
The following table presents the activity in the accrual for closed restaurant locations:

	December 30, 2018	December 31, 2017
Balance, beginning of year	$2,028	$1,513
Provisions for closures	249	1,174
Changes in estimates of accrued costs	(147)	81
Payments, net	(889)	(862)
Other adjustments, including the effect of discounting future obligations	111	122
Balance, end of year	$1,352	$2,028
Changes in estimates of accrued costs primarily relate to revisions of terminations of certain closed restaurant leases, changes in assumptions for sublease income assumptions and other costs.

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 30, 2018, DECEMBER 31, 2017 AND JANUARY 1, 2017
(Tabular amounts in thousands, except share and per share amounts)

6. Other Liabilities, Long-Term
Other liabilities, long-term, at December 30, 2018 and December 31, 2017 consisted of the following:

	December 30, 2018	December 31, 2017
Deferred rent	$16,610	$14,040
Other accrued occupancy costs	3,074	3,189
Accrued workers’ compensation and general liability claims	4,398	3,353
Deferred compensation	3,610	3,053
Other	120	175
	$27,812	$23,810
Other accrued occupancy costs above include long-term obligations pertaining to closed restaurant locations and unamortized lease incentives.
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
During the years ended December 30, 2018, December 31, 2017 and January 1, 2017, the Company sold 5, 3 and 38 restaurant properties, respectively, in sale-leaseback transactions for net proceeds of $8.4 million, $4.3 million and $53.6 million, respectively. These leases have been classified as operating leases and generally contain a twenty-year initial term plus renewal options.
Deferred gains from sale-leaseback transactions of restaurant properties of $206, $716 and $1,480 were recognized during the years ended December 30, 2018, December 31, 2017, and January 1, 2017, respectively, and are being amortized over the term of the related leases. The amortization of deferred gains from sale-leaseback transactions were $1.6 million, $1.6 million and $1.8 million for the years ended December 30, 2018, December 31, 2017 and January 1, 2017, respectively.
Minimum rent commitments under capital and non-cancelable operating leases at December 30, 2018 were as follows:

Fiscal year ending:	Capital	Operating
December 29, 2019	$2,180	$73,304
January 3, 2021	1,454	71,764
January 2, 2022	345	70,607
January 1, 2023	190	70,160
December 31, 2023	68	69,221
Thereafter	129	640,793
Total minimum lease payments	4,366	$995,849
Less amount representing interest	(425)
Total obligations under capital leases	3,941
Less current portion	(1,948)
Long-term obligations under capital leases	$1,993

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 30, 2018, DECEMBER 31, 2017 AND JANUARY 1, 2017
(Tabular amounts in thousands, except share and per share amounts)

Total rent expense on operating leases, including contingent rent on both operating and capital leases, was as follows:

	Year ended
	December 30, 2018	December 31, 2017	January 1, 2017
Minimum rent on real property	$72,206	$68,329	$59,076
Contingent rent on real property	9,203	7,619	5,738
Restaurant rent expense	81,409	75,948	64,814
Administrative and equipment rent	273	328	267
	$81,682	$76,276	$65,081
8. Long-term Debt
Long-term debt at December 30, 2018 and December 31, 2017 consisted of the following:

	December 30, 2018	December 31, 2017
Collateralized:
Carrols Restaurant Group 8% Senior Secured Second Lien Notes	$275,000	$275,000
Capital leases	3,941	5,681
	278,941	280,681
Less: current portion of capital leases	(1,948)	(1,808)
Less: deferred financing costs	(3,673)	(4,770)
Add: bond premium	3,503	4,416
Total Long-term Debt	$276,823	$278,519
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

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 30, 2018, DECEMBER 31, 2017 AND JANUARY 1, 2017
(Tabular amounts in thousands, except share and per share amounts)

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
Senior Credit Facility. On May 30, 2012, the Company entered into a senior credit facility, which has a maturity date of February 12, 2021, and was most recently amended on June 20, 2017 to increase the permitted indebtedness of our second lien notes to a principal amount not to exceed $300.0 million in order to provide for the additional $75.0 million of the 8% Notes issued on June 23, 2017. On January 13, 2017, the senior credit facility was amended to, among other things, provide for maximum revolving credit borrowings of up to $73.0 million (including $20.0 million available for letters of credit). The amended senior credit facility also provides for potential incremental borrowing increases of up to $25.0 million, in the aggregate. As of December 30, 2018, there were no revolving credit borrowings outstanding and $11.6 million of letters of credit were issued under the amended senior credit facility. After reserving for issued letters of credit and outstanding revolving credit borrowings, $61.4 million was available for revolving credit borrowings under the amended senior credit facility.
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
At December 30, 2018, the Company's Alternate Base Rate margin was 1.75% and the LIBOR Rate margin was 2.75% based on the Company's Adjusted Leverage Ratio at the end of the third quarter of 2018.
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
The amended senior credit facility contains certain covenants, including without limitation, those limiting the Company’s and its subsidiaries' ability to, among other things, incur indebtedness, incur liens, sell or acquire assets or businesses, change the character of its business in all material respects, engage in transactions with related parties, make certain investments, make certain restricted payments or pay dividends. In addition, the amended senior credit facility requires the Company to meet certain financial ratios, including a Fixed Charge Coverage Ratio, Adjusted Leverage Ratio and First Lien Leverage Ratio (all as defined under the amended senior credit facility). The Company was in compliance with the covenants under its senior credit facility at December 30, 2018.
The amended senior credit facility contains customary default provisions, including that the lenders may terminate their obligation to advance and may declare the unpaid balance of borrowings, or any part thereof, immediately due

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 30, 2018, DECEMBER 31, 2017 AND JANUARY 1, 2017
(Tabular amounts in thousands, except share and per share amounts)

and payable upon the occurrence and during the continuance of customary defaults which include, without limitation, payment default, covenant defaults, bankruptcy type defaults, cross-defaults on other indebtedness, judgments or upon the occurrence of a change of control.
At December 30, 2018, principal payments required on long-term debt, including capital leases, were as follows:

Fiscal year ending:
December 29, 2019	$1,948
January 3, 2021	1,357
January 2, 2022	301
January 1, 2023	275,169
December 31, 2023	56
Thereafter	110
$278,941
The weighted average interest rate on all debt, excluding lease financing obligations, for the years ended December 30, 2018, December 31, 2017 and January 1, 2017 was 7.9%, 7.7% and 7.9%, respectively. Interest expense on the Company’s long-term debt, excluding lease financing obligations, was $23.5 million, $21.6 million and $18.2 million for the years ended December 30, 2018, December 31, 2017 and January 1, 2017, respectively.
9. Other Expense (Income)
In 2018 and 2017, the Company recorded net gains of $0.4 million and $0.3 million, respectively, primarily related to insurance recoveries from fires at two restaurants.
In 2016, the Company recorded net gains of $1.2 million related to property insurance recoveries from fires at two restaurants, a gain of $0.5 million related to a settlement for a partial condemnation on one of its operating restaurant properties and expense of $1.85 million related to a settlement of litigation as discussed in Note 14.
10. Income Taxes
The provision (benefit) for income taxes was comprised of the following:

	Year ended
	December 30, 2018	December 31, 2017	January 1, 2017
Current:
Federal	$—	$—	$—
State	326	30	—
	326	30	—

Deferred:
Federal	(598)	(219)	1,297
State	115	793	992
	(483)	574	2,289
Change in valuation allowance	—	—	(30,374)
Provision (benefit) for income taxes	$(157)	$604	$(28,085)
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 30, 2018, DECEMBER 31, 2017 AND JANUARY 1, 2017
(Tabular amounts in thousands, except share and per share amounts)

The components of deferred income tax assets and liabilities at December 30, 2018 and December 31, 2017 were as follows:

	December 30, 2018	December 31, 2017
Deferred income tax assets:
Deferred income on sale-leaseback of certain real estate	$2,505	$2,848
Lease financing obligations	182	173
Postretirement benefit obligations	935	877
Stock-based compensation expense	1,326	827
Federal net operating loss carryforwards	18,955	17,730
State net operating loss carryforwards	3,902	4,095
Goodwill and other intangibles, net	1,301	1,590
Occupancy costs	6,091	5,863
Tax credit carryforwards	28,827	24,982
Accrued vacation benefits	2,060	1,851
Accrued workers compensation	1,189	1,141
Accumulated other comprehensive income-postretirement benefits	140	326
Other	1,983	1,706
Net deferred income tax assets	$69,396	$64,009

Deferred income tax liabilities:
Inventory and other reserves	(167)	(116)
Property and equipment depreciation	(19,870)	(15,701)
Franchise rights	(21,068)	(20,545)
Total deferred income tax liabilities	$(41,105)	$(36,362)

Carrying value of net deferred income tax assets	$28,291	$27,647
The Company's federal net operating loss carryforwards generated prior to December 31, 2017 expire beginning in 2033. As of December 30, 2018, the Company had federal net operating loss carryforwards of approximately $89.6 million. The Company's state net operating loss carryforwards expire beginning in 2019 through 2038.
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
The Company has performed the required assessment of positive and negative evidence regarding the realization of deferred income tax assets in accordance with ASC 740 at December 31, 2018 and December 31, 2017. In determining the likelihood of future realization of the deferred income tax assets as of December 30, 2018 and December 31, 2017 the Company considered both positive and negative evidence and weighted the effect of such evidence based upon it's objectivity. The Company believes that the weight of the positive evidence, including the cumulative income position

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 30, 2018, DECEMBER 31, 2017 AND JANUARY 1, 2017
(Tabular amounts in thousands, except share and per share amounts)

in the three most recent years (as adjusted for non-recurring items and permanent differences between book and tax) and forecasts for a sustained level of future taxable income, is sufficient to overcome the weight of the negative evidence and concludes that it does not need to record a valuation allowance against its deferred income tax assets.
A reconciliation of the statutory federal income tax provision to the income tax provision (benefit) for the years ended December 30, 2018, December 31, 2017, and January 1, 2017 was as follows:

	Year ended
	December 30, 2018	December 31, 2017	January 1, 2017
Statutory federal income tax provision	$2,089	$2,717	$6,085
State income taxes, net of federal benefit	325	572	403
Change in valuation allowance	—	—	(30,374)
Employment tax credits	(3,059)	(1,947)	(5,408)
Non-deductible expenses	415	336	965
Federal rate change	—	(762)	—
Miscellaneous	73	(312)	244
Provision (benefit) for income taxes	$(157)	$604	$(28,085)
The Company's policy is to recognize interest and/or penalties related to uncertain tax positions in income tax expense. At December 30, 2018 and December 31, 2017, the Company had no unrecognized tax benefits and no accrued interest related to uncertain tax positions. The tax years 2013 - 2018 remain open to examination by the major taxing jurisdictions to which the Company is subject. Although it is not reasonably possible to estimate the amount by which unrecognized tax benefits may increase within the next twelve months due to uncertainties regarding the timing of examinations, the Company does not expect unrecognized tax benefits to significantly change in the next twelve months.
On December 22, 2017, the Tax Cuts and Jobs Act (the "Act") was signed into law. The Act reduces the corporate tax rate to 21% from 35% while retaining the employment tax credits the Company is eligible for. In addition, the Act provides for one hundred percent expensing of certain qualified property placed in service after September 27, 2017.
The Company recorded a $0.8 million discrete tax benefit in 2017 to remeasure its net deferred taxes due to the lowering of the Federal income tax statutory rate to 21% under the Act. The measurement of general business credits, which are a large component of offsetting deferred tax assets, was not affected by the Act with the exception of making a final determination on whether or not to opt out of the one hundred percent expensing provision.
The benefit for income taxes for the year ended December 30, 2018 contains net discrete tax adjustments of $0.1 million of income tax expense.
11. Stock-Based Compensation
2016 Stock Incentive Plan. In 2016, the Company adopted a stock plan entitled the 2016 Stock Incentive Plan (the “2016 Plan”) and reserved and authorized a total of 4,000,000 shares of common stock for grant thereunder. As of December 30, 2018, 3,274,873 shares were available for future grant or issuance.
On January 15, 2018, the Company granted 350,000 non-vested shares of stock to officers of the Company. These shares vest over their three-year vesting period. In addition, during 2018 the Company issued an aggregate of 30,192 non-vested shares of common stock to non-employee directors. The non-vested stock awards vest over three years, provided that the participant has continuously remained a director of the Company.
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

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 30, 2018, DECEMBER 31, 2017 AND JANUARY 1, 2017
(Tabular amounts in thousands, except share and per share amounts)

Stock-based compensation expense for the years ended December 30, 2018, December 31, 2017, and January 1, 2017 was $5.8 million, $3.5 million and $2.1 million, respectively.
A summary of all non-vested share activity for the year ended December 30, 2018 was as follows:

	Shares	Weighted Average Grant Date Price
Non-vested at December 31, 2017	722,459	$12.76
Granted	380,192	$13.25
Vested	(306,175)	$12.43
Non-vested at December 30, 2018	796,476	$13.12
The fair value of the non-vested shares is based on the closing price of the Company's common stock on the date of grant. As of December 30, 2018, total non-vested stock-based compensation expense was approximately $6.0 million and the remaining weighted average vesting period for non-vested shares was 1.4 years.
12. Stockholders' Equity
Preferred Stock. In 2012, Carrols Restaurant Group issued to BKC 100 shares of Series A Convertible Preferred Stock pursuant to a certificate of designation. These shares are convertible into 9,414,580 shares of Carrols Restaurant Group Common Stock ("Carrols Common Stock"). In 2018, Carrols Restaurant Group exchanged the Series A Convertible Preferred Stock for Series B Convertible Preferred Stock, with substantially the same, powers, preferences and rights of the shares of Series A Convertible Preferred Stock, except to provide that such shares will be transferrable by BKC solely to certain of its affiliates or subsidiaries.
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
13. Net Income per Share
The Company applies the two-class method to calculate and present net income per share. The Company's non-vested share awards and Series B Convertible Preferred Stock issued to BKC contain non-forfeitable rights to dividends and are considered participating securities for purposes of computing net income per share pursuant to the two-class method. Under the two-class method, net earnings are reduced by the amount of dividends declared (whether paid or unpaid) and the remaining undistributed earnings are then allocated to common stock and participating securities, based on their respective rights to receive dividends.
Basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding for the reporting period. Diluted net income per share reflects additional shares of common stock outstanding, where applicable, calculated using the treasury stock method or the two-class method.

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 30, 2018, DECEMBER 31, 2017 AND JANUARY 1, 2017
(Tabular amounts in thousands, except share and per share amounts)

The following table sets forth the calculation of basic and diluted net income per share:

	Year ended
	December 30, 2018	December 31, 2017	January 1, 2017
Basic net income per share:
Net income	$10,104	$7,159	$45,472
Less: Income attributable to non-vested shares	(178)	(118)	(616)
Less: Income attributable to preferred stock	(2,071)	(1,479)	(9,461)
Net income available to common stockholders	$7,855	$5,562	$35,395
Weighted average common shares outstanding	35,715,372	35,416,531	35,178,329
Basic net income per share	$0.22	$0.16	$1.01
Diluted net income per share:
Net income	$10,104	$7,159	$45,472
Weighted average common shares outstanding	35,715,372	35,416,531	35,178,329
Dilutive effect of preferred stock and non-vested shares	9,604,599	9,559,983	9,673,016
Dilutive weighted average common shares outstanding	45,319,971	44,976,514	44,851,345
Diluted net income per share (1)	$0.22	$0.16	$1.01

(1)
Diluted net income per share is equal to basic net income per share for the periods presented due to the allocation of earnings to participating securities under the two-class method of calculating basic net income per share causing basic net income per share to be lower than diluted net income per share calculated under the treasury-stock method.

14. Commitments and Contingencies
Lease Guarantees. Fiesta Restaurant Group, Inc ("Fiesta"), a former wholly-owned subsidiary of the Company, was spun-off in 2012 to the Company's stockholders. As of December 30, 2018, the Company is a guarantor under 27 Fiesta restaurant property leases, of which all except for one of those restaurants are still operating, with lease terms expiring on various dates through 2030. The Company is also the primary lessee on five Fiesta restaurant property leases, which it subleases to Fiesta. The Company is fully liable for all obligations under the terms of the leases in the event that Fiesta fails to pay any sums due under the lease, subject to indemnification provisions of the Separation and Distribution Agreement entered into in connection with the spin-off of Fiesta.
The maximum potential amount of future undiscounted rental payments the Company could be required to make under these leases at December 30, 2018 was $16.3 million. The obligations under these leases will generally continue to decrease over time as these operating leases expire. No payments related to these guarantees have been made by the Company to date and none are expected to be required to be made in the future. The Company has not recorded a liability for these guarantees in accordance with ASC 460 - Guarantees as Fiesta has indemnified the Company for all such obligations and the Company did not believe it was probable it would be required to perform under any of the guarantees or direct obligations.
Litigation. On August 21, 2012 Alan Vituli, the Company's former chairman and chief executive officer, filed an action in the Superior Court of the State of Delaware ( the “Court”) against the Company and Carrols. On July 29, 2016 the Company, Carrols, and Mr. Vituli agreed to fully resolve all of Mr. Vituli’s claims in the lawsuit for a total payment by the Company of $2.0 million. Upon the execution of releases and payment of the settlement amount, the litigation was dismissed. Net of a contribution from the Company's insurance carrier, $1.85 million is included in other income (expense) in the accompanying consolidated statements of comprehensive income for the year ended January 1, 2017.
The Company is a party to various litigation matters that arise in the ordinary course of business. The Company does not believe that the ultimate resolution of any of these other matters will have a material adverse effect on its consolidated financial statements.
15. Transactions with Related Parties
In connection with an acquisition of restaurants from BKC in 2012, the Company issued to BKC 100 shares of Series A Convertible Preferred Stock, which was exchanged for 100 shares of newly issued Series B Convertible Preferred Stock in 2018, and as of December 30, 2018 is convertible into approximately 20.3% of the outstanding shares of the Company's common stock after giving effect to the conversion of the Series B Preferred Stock. See Note 12—Stockholder's Equity for further information. Pursuant to the terms of the Series B Convertible Preferred Stock, BKC also has two representatives on the Company's board of directors.
Each of the Company's restaurants operates under a separate franchise agreement with BKC. These franchise agreements generally provide for an initial term of twenty years and currently have an initial franchise fee of $50. Any franchise agreement, including renewals, can be extended at the Company's discretion for an additional 20 year term, with BKC's approval, provided that, among other things, the restaurant meets the current Burger King® image standard and the Company is not in default under terms of the franchise agreement. In addition to the initial franchise fee, the Company generally pays BKC a monthly royalty at a rate of 4.5% of sales. Royalty expense was $50.5 million, $46.4 million, and $40.0 million for the years ended December 30, 2018, December 31, 2017 and January 1, 2017, respectively.
The Company is also generally required to contribute 4% of restaurant sales from the Company's restaurants to an advertising fund utilized by BKC for its advertising, promotional programs and public relations activities, and amounts for additional local advertising in markets that approve such advertising. Advertising expense associated with these expenditures was $47.0 million, $43.5 million and $40.2 million for the years ended December 30, 2018, December 31, 2017 and January 1, 2017, respectively.
As of December 30, 2018, December 31, 2017, and January 1, 2017, the Company leased 244, 251 and 275 of its restaurant locations from BKC, respectively. As of December 30, 2018, for 117 of the restaurants, the terms and conditions of the lease with BKC are identical to those between BKC and their third-party lessor. Aggregate rent under these BKC leases for the years ended December 30, 2018, December 31, 2017 and January 1, 2017 was $27.2 million, $27.6 million, and $27.8 million, respectively. The Company believes the related party lease terms have not been significantly affected by the fact that the Company and BKC are deemed to be related parties.
As of December 30, 2018, the Company owed BKC $9.3 million related to the payment of advertising, royalties and rent, which is remitted on a monthly basis.
The Company has entered into an Area Development and Remodeling Agreement with BKC which will be subject to the closing of the transactions contemplated by the Merger Agreement and will supersede the amended operating agreement. See Note 19 - Subsequent Events for further information.
16. Retirement Plans
The Company offers its salaried employees the option to participate in the Carrols Corporation Retirement Savings Plan (the “Retirement Plan”). The Retirement Plan includes a savings option pursuant to section 401(k) of the Internal Revenue Code in addition to a post-tax savings option. Participating employees may contribute up to 50% of their salary annually to either of the savings options, subject to other limitations. The employees may allocate their contributions to various investment options available under a trust established by the Retirement Plan. The Company may elect to contribute to the Retirement Plan on an annual basis. The Company's contribution is equal to 50% of the employee's contribution subject to a maximum annual amount and begins to vest after one year of service and fully vests after five years of service. A year of service is defined as a plan year during which an employee completes at least 1,000 hours of service. Expense recognized for the Company's contributions to the Retirement Plan was $0.7 million, $0.6 million and $0.5 million for the years ended December 30, 2018, December 31, 2017 and January 1, 2017, respectively.

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 30, 2018, DECEMBER 31, 2017 AND JANUARY 1, 2017
(Tabular amounts in thousands, except share and per share amounts)

The Company also has an Amended and Restated Deferred Compensation Plan which permits employees not eligible to participate in the Retirement Plan because they have been excluded as “highly compensated” employees (as so defined in the Retirement Plan) to voluntarily defer portions of their base salary and annual bonus. All amounts deferred by the participants earn interest at 8% per annum. There is no Company matching on any portion of the funds. At December 30, 2018 and December 31, 2017, a total of $3.6 million and $3.1 million, respectively, was deferred under this plan, including accrued interest and is included in Other liabilities on the consolidated balance sheet..
17. Postretirement Benefits
The Company sponsors a postretirement medical and life insurance plan covering substantially all administrative and restaurant management personnel who retire or terminate after qualifying for such benefits.
The following was the change in benefit obligation, plan assets and funded status at December 30, 2018 and December 31, 2017:

	December 30, 2018	December 31, 2017
Change in benefit obligation:
Benefit obligation at beginning of year	$4,838	$4,566
Service cost	196	192
Interest cost	178	191
Plan participants' contributions	97	88
Actuarial gain	(894)	(122)
Benefits paid	(99)	(115)
Medicare part D prescription drug subsidy	4	38
Benefit obligation at end of year	$4,320	$4,838
Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Employer refunds	(2)	(11)
Plan participants' contributions	97	88
Benefits paid	(99)	(115)
Medicare part D prescription drug subsidy	4	38
Fair value of plan assets at end of year	—	—
Funded status	$(4,320)	$(4,838)
Weighted average assumptions:
Discount rate used to determine benefit obligations	4.17%	3.60%
Discount rate used to determine net periodic benefit cost	3.60%	4.11%
The discount rate is determined based on high-quality fixed income investments that match the duration of expected retiree medical and life insurance benefits. The Company has typically used the corporate AA/Aa bond rate for this assumption.
Components of net periodic postretirement benefit expense recognized in the consolidated statements of comprehensive income were:

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 30, 2018, DECEMBER 31, 2017 AND JANUARY 1, 2017
(Tabular amounts in thousands, except share and per share amounts)

	Year ended
	December 30, 2018	December 31, 2017	January 1, 2017
Service cost	$196	$192	$150
Interest cost	178	191	165
Amortization of net loss	208	222	197
Amortization of prior service credit	(352)	(355)	(355)
Net periodic postretirement benefit expense	$230	$250	$157
Amounts recognized in accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit expense, consisted of:

	Year ended
	December 30, 2018	December 31, 2017
Prior service credit	$1,265	$1,617
Net loss	(1,826)	(2,928)
Deferred income taxes	(85)	101
Accumulated other comprehensive loss	$(646)	$(1,210)
The estimated net loss that will be amortized from accumulated other comprehensive income into net periodic postretirement benefit expense over the next fiscal year is $0.1 million. The amount of prior service credit for the postretirement benefit plan that will be amortized from accumulated other comprehensive loss into net periodic postretirement benefit expense over the next fiscal year is $0.4 million.
The following table reflects the changes in accumulated other comprehensive loss for the years ended December 30, 2018 and December 31, 2017:

	Year ended
	December 30, 2018	December 31, 2017
Actuarial gain	$(894)	$(122)
Amortization of net loss	(208)	(222)
Amortization of prior service credit	352	355
Deferred income taxes	186	(4)
Total recognized in accumulated other comprehensive loss	$(564)	$7
Assumed health care cost trend rates at the years ended were as follows:

	December 30, 2018	December 31, 2017	January 1, 2017
Medical benefits cost trend rate assumed for the following year pre-65	7.00%	7.25%	7.50%
Medical benefits cost trend rate assumed for the following year post-65	5.00%	6.25%	6.50%
Prescription drug cost trend rate assumed for the following year	9.50%	10.50%	10.50%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	3.78%	3.89%	3.89%
Year that the rate reaches the ultimate trend rate	2075	2075	2075
The assumed healthcare cost trend rate represents the Company's estimate of the annual rates of change in the costs of the healthcare benefits currently provided by the Company's postretirement plan. The healthcare cost trend rate implicitly considers estimates of healthcare inflation, changes in healthcare utilization and delivery patterns, technological advances and changes in the health status of the plan participants. Assumed health care cost trend rates

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 30, 2018, DECEMBER 31, 2017 AND JANUARY 1, 2017
(Tabular amounts in thousands, except share and per share amounts)

have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in the assumed healthcare cost trend rates would have the following effects:

	1% Point Increase	1% Point Decrease
Effect on total of service and interest cost	$103	$75
Effect on postretirement benefit obligation	$846	$649
During 2019, the Company expects to contribute approximately $0.1 million to its postretirement benefit plan. The benefits, net of Medicare Part D subsidy receipts, expected to be paid in each year from 2019 through 2023 are $0.1 million, $0.2 million, $0.2 million, $0.2 million and $0.2 million respectively, and for the years 2024-2028 the aggregate amount is $1.2 million.
18. Selected Quarterly Financial Data (Unaudited)

	Year Ended December 30, 2018
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
Restaurant sales	$271,586	(1)	$303,050		$296,917	(1)	$307,754	(1)
Income from operations	2,664	(1)(2)	13,833	(1)(2)	9,668	(1)(2)	7,190	(1)(2)
Net income	(3,102)		7,788		3,611		1,807
Basic and diluted net income per share	(0.09)		0.17		0.08		0.04
Restaurants at end of period	807		807		838		849

	Year Ended December 31, 2017
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
Restaurant sales	$239,852	(3)	$279,478	(3)	$285,235		$283,967	(3)
Income from operations	(1,406)	(3)(4)	12,335	(3)(4)	8,684	(3)(4)	9,860	(3)(4)
Net income	(5,596)		6,039		2,795		3,921
Basic and diluted net income per share	(0.16)		0.13		0.06		0.09
Restaurants at end of period	788		799		798		807

(1)
In fiscal 2018 the Company acquired one restaurant in the first quarter in a bargain purchase, 33 restaurants in the third quarter, and ten restaurants in the fourth quarter (See Note 2). In fiscal 2018 the Company recorded acquisition costs related to the 2018 acquisitions of $0.1 million in the first quarter, $0.1 million in the second quarter, $0.8 million in the third quarter and $0.4 million in the fourth quarter (See Note 2).

(2)
In fiscal 2018 the Company recorded impairment and other lease charges of $0.3 million in the first quarter, $2.9 million in the second quarter, $0.2 million in the third quarter and $0.3 million in the fourth quarter (See Note 5).

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

(4)
In fiscal 2017 the Company recorded impairment and other lease charges of $0.5 million in the first quarter, $0.4 million in the second quarter, $1.0 million in the third quarter and $0.8 million in the fourth quarter (See Note 5).

19. Subsequent Events
Subsequent Events. On February 20, 2019, the Company announced entry into a definitive Agreement and Plan of Merger ("Merger Agreement") to acquire 166 Burger King® and 55 Popeyes® restaurants from Cambridge. The transaction will be structured as a tax-free merger. Cambridge will receive approximately 7.36 million shares of the Company's common stock, and at closing will own approximately 16.6% of the Company's outstanding common shares.

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 30, 2018, DECEMBER 31, 2017 AND JANUARY 1, 2017
(Tabular amounts in thousands, except share and per share amounts)

Cambridge will also receive shares of 9% PIK Series C Convertible Preferred Stock that will be convertible into approximately 7.45 million shares of Carrols common stock at $13.50 per share. The conversion of the preferred stock received by Cambridge will be subject to a vote of the Company's stockholders which will occur at the Company’s 2019 Annual Meeting of Stockholders, and will automatically convert into common stock upon stockholder approval of such conversion. All shares issued to Cambridge are subject to a two year restriction on sale or transfer subject to certain limited exceptions. As part of the transaction, Cambridge will have the right to designate up to two director nominees and two Cambridge executives will join the Company's Board of Directors upon completion of the merger. The Company expects to refinance the existing debt assumed as part of the transaction, along with the Company’s existing debt, through a new senior secured credit facility providing for term loan and revolving credit borrowings under a fully committed financing provided by Wells Fargo Bank, National Association ("Wells Fargo Bank"), Coöperatieve Rabobank U.A., New York Branch (“Rabobank”), Manufacturers and Traders Trust Company (“M&T Bank”) and SunTrust Bank, each as a lender. Wells Fargo Bank will act as the sole administrative agent. Wells Fargo Securities, LLC, Rabobank, M&T Bank and SunTrust Robinson Humphrey, Inc. will act as joint bookrunners and joint lead arrangers. The closing of the merger is not, however, conditioned on financing.
The Company, Carrols and Carrols LLC has entered into an Area Development and Remodeling Agreement with BKC which will be subject to and effective upon the closing of the transactions contemplated by the Merger Agreement and have a term commencing on, the date of the closing of the Merger Agreement, and ending on September 30, 2024. Pursuant to the Area Development Agreement, which will supercede the amended operating agreement, BKC will grant the Company franchise pre-approval and assign to its right of first refusal under its franchise agreements with its franchisees to purchase all of the assets of a Burger King restaurant or all or substantially all of the voting stock of the franchisee, whether direct or indirect, on the same terms proposed between such franchisee and a third party purchaser in 16 states until the date that the Company has acquired more than an aggregate of 500 Burger King Restaurants. The Company will pay BKC $3.0 million in equal installment payments in 2019. The Company also will agree to open, build and operate 200 new Burger King restaurants as follows: 7 Burger King restaurants by September 30, 2019, 32 additional Burger King restaurants by September 30, 2020, 41 additional Burger King restaurants by September 30, 2021, 41 additional Burger King restaurants by September 30, 2022, 40 additional Burger King restaurants by September 30, 2023 and 39 additional Burger King restaurants by September 30, 2024 and will agree to remodel or upgrade 748 Burger King restaurants to BKC’s Burger King of Tomorrow restaurant image, including 90 Burger King restaurants by September 30, 2019, 130 additional Burger King restaurants by September 30, 2020, 118 additional Burger King restaurants by September 30, 2021, 131 additional Burger King restaurants by September 30, 2022, 138 additional Burger King restaurants by September 30, 2023 and 141 additional Burger King restaurants by September 30, 2024 and includes a contribution by BKC of $10 million to $12 million for upgrades to approximately 50 to 60 Burger King restaurants in 2019 and 2020 where BKC is the landlord on the lease.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 30, 2018, DECEMBER 31, 2017 AND JANUARY 1, 2017
(In thousands)

	Column B	Column C		Column D	Column E
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to other accounts	Deductions	Balance at End of Period
Year Ended December 30, 2018
Deferred income tax valuation allowance	$—	$—	$—	$—	$—
Year Ended December 31, 2017
Deferred income tax valuation allowance	—	—	—	—	—
Year Ended January 1, 2017
Deferred income tax valuation allowance	30,374	—	—	(30,374)	—

SIGNATURES
Pursuant to the requirements of the Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 7th day of March 2019.

CARROLS RESTAURANT GROUP, INC.

/s/ Daniel T. Accordino
(Signature)
Daniel T. Accordino Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.

Signature	Title	Date

/s/ Daniel T. Accordino	President, Chief Executive Officer and Chairman of the Board of Directors	March 7, 2019
Daniel T. Accordino

/s/ Paul R. Flanders	Vice President, Chief Financial Officer and Treasurer	March 7, 2019
Paul R. Flanders

/s/ Jose E. Cil	Director	March 7, 2019
Jose E. Cil

/s/ Hannah S. Craven	Director	March 7, 2019
Hannah S. Craven

/s/ Deborah M. Derby	Director	March 7, 2019
Deborah M. Derby

/s/ Matthew Dunnigan	Director	March 7, 2019
Matthew Dunnigan

/s/ Lawrence E. Hyatt	Director	March 7, 2019
Lawrence E. Hyatt

/s/ David S. Harris	Director	March 7, 2019
David S. Harris