Form 10-Q
period 2019-03-31
CARROLS RESTAURANT GROUP, INC.
filed 2019-05-10
CIK 809248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-33174
CARROLS RESTAURANT GROUP, INC.
(Exact name of Registrant as specified in its charter)

Delaware	83-3804854
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

968 James Street Syracuse, New York	13203
(Address of principal executive office)	(Zip Code)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.01 per share	TAST	The NASDAQ Global Market
As of May 6, 2019, Carrols Restaurant Group, Inc. had 44,371,515 shares of its common stock, $.01 par value, outstanding.

CARROLS RESTAURANT GROUP, INC.
FORM 10-Q
QUARTER ENDED MARCH 31, 2019

PART I—FINANCIAL INFORMATION
ITEM 1—INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CARROLS RESTAURANT GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	March 31, 2019	December 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$1,668	$4,014
Trade and other receivables	12,214	11,693
Inventories	9,571	10,396
Prepaid rent	1,527	1,880
Prepaid expenses and other current assets	8,937	6,695
Refundable income taxes	32	—
Total current assets	33,949	34,678
Property and equipment, net of accumulated depreciation of $340,148 and $328,873, respectively	288,256	289,817
Franchise rights, net of accumulated amortization of $110,051 and $108,021, respectively (Note 3)	173,867	175,897
Goodwill (Note 3)	38,469	38,469
Franchise agreements, at cost less accumulated amortization of $12,299 and $12,022, respectively	25,251	24,414
Operating right-of-use assets, net	525,008	—
Deferred income taxes (Note 8)	25,376	28,291
Other assets	2,299	8,685
Total assets	$1,112,475	$600,251
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and finance lease liabilities (Notes 6 and 7)	$1,969	$1,948
Current portion of operating lease liabilities	32,732	—
Accounts payable	23,893	29,143
Accrued interest	9,174	3,818
Accrued payroll, related taxes and benefits	22,288	28,719
Accrued real estate taxes	5,039	5,910
Other liabilities	20,690	12,601
Total current liabilities	115,785	82,139
Long-term debt and finance lease liabilities, net of current portion (Notes 6 and 7)	282,256	276,823
Lease financing obligations	1,195	1,196
Operating lease liabilities	518,113	—
Deferred income—sale-leaseback of real estate	—	10,073
Accrued postretirement benefits	4,362	4,320
Other liabilities (Note 5)	7,663	40,160
Total liabilities	929,374	414,711
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, par value $.01; authorized 20,000,000 shares, issued and outstanding—100 shares	—	—
Voting common stock, par value $.01; authorized—100,000,000 shares, issued—37,007,102 and 36,583,903 shares, respectively, and outstanding—36,114,251 and 35,742,427 shares, respectively	361	357
Additional paid-in capital	151,981	150,459
Retained earnings	31,546	35,511
Accumulated other comprehensive loss	(646)	(646)
Treasury stock, at cost	(141)	(141)
Total stockholders’ equity	183,101	185,540
Total liabilities and stockholders’ equity	$1,112,475	$600,251
CARROLS RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended
	March 31, 2019	April 1, 2018
Restaurant sales	$290,789	$271,586
Costs and expenses:
Cost of sales	82,575	73,005
Restaurant wages and related expenses	100,192	91,144
Restaurant rent expense	21,916	19,974
Other restaurant operating expenses	45,605	42,839
Advertising expense	11,872	11,265
General and administrative (including stock-based compensation expense of $1,526 and $1,585, respectively)	19,724	16,136
Depreciation and amortization	15,292	14,250
Impairment and other lease charges (Note 4)	910	309
Other income, net	(2,129)	—
Total operating expenses	295,957	268,922
Income (loss) from operations	(5,168)	2,664
Interest expense	5,947	5,926
Gain on bargain purchase (Note 2)	—	(22)
Loss before income taxes	(11,115)	(3,240)
Provision (benefit) for income taxes (Note 8)	354	(138)
Net loss	$(11,469)	$(3,102)
Basic and diluted net loss per share (Note 12)	$(0.32)	$(0.09)
Shares used in computing net loss per share:
Basic and diluted weighted average common shares outstanding	36,045,137	35,665,811
Comprehensive loss, net of tax:
Net loss	$(11,469)	$(3,102)
Other comprehensive income	—	—
Comprehensive loss	$(11,469)	$(3,102)

See accompanying notes to unaudited condensed consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share and per share amounts)
(Unaudited)

						Accumulated
				Additional		Other		Total
	Common Stock		Preferred	Paid-In	Retained	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Stock	Capital	Earnings	Loss	Stock	Equity
Balance at December 30, 2018	35,742,427	$357	$—	$150,459	$35,511	$(646)	$(141)	$185,540
Stock-based compensation	—	—	—	1,526	—	—	—	1,526
Vesting of non-vested shares	371,824	4	—	(4)	—	—	—	—
Net loss	—	—	—	—	(11,469)	—	—	(11,469)
Adoption of ASC 842, net of taxes (Note 6)	—	—	—	—	7,504	—	—	7,504
Balance at March 31, 2019	36,114,251	$361	$—	$151,981	$31,546	$(646)	$(141)	$183,101

						Accumulated
				Additional		Other		Total
	Common Stock		Preferred	Paid-In	Retained	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Stock	Capital	Earnings	Loss	Stock	Equity
Balance at December 31, 2017	35,436,252	$354	$—	$144,650	$25,407	$(1,210)	$(141)	$169,060
Stock-based compensation	—	—	—	1,585	—	—	—	1,585
Vesting of non-vested shares	283,248	3	—	(3)	—	—	—	—
Net loss	—	—	—	—	(3,102)	—	—	(3,102)
Balance at April 1, 2018	35,719,500	$357	$—	$146,232	$22,305	$(1,210)	$(141)	$167,543

See accompanying notes to unaudited condensed consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31, 2019	April 1, 2018
Cash flows provided by operating activities:
Net loss	$(11,469)	$(3,102)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on disposals of property and equipment	146	75
Stock-based compensation	1,526	1,585
Gain on bargain purchase (Note 2)	—	(20)
Gain on settlement agreement (Note 13)	(1,913)	—
Impairment and other lease charges	910	309
Depreciation and amortization	15,292	14,250
Amortization of deferred financing costs	299	300
Amortization of bond premium	(238)	(223)
Amortization of deferred gains from sale-leaseback transactions	—	(395)
Deferred income taxes	346	(138)
Change in refundable income taxes	(32)	—
Changes in other operating assets and liabilities	3,121	7,197
Net cash provided by operating activities	7,988	19,838
Cash flows used for investing activities:
Capital expenditures:
New restaurant development	(5,507)	(7,132)
Restaurant remodeling	(7,607)	(7,054)
Other restaurant capital expenditures	(4,474)	(3,201)
Corporate and restaurant information systems	(587)	(541)
Total capital expenditures	(18,175)	(17,928)
Properties purchased for sale-leaseback	—	(2,173)
Proceeds from sale-leaseback transactions	2,302	1,292
Proceeds from insurance recoveries	123	—
Net cash used for investing activities	(15,750)	(18,809)
Cash flows provided by financing activities:
Borrowings under prior senior credit facility	89,250	4,500
Repayments under prior senior credit facility	(83,000)	—
Payments on finance lease liabilities	(476)	(440)
Costs associated with financing long-term debt	(358)	—
Net cash provided by financing activities	5,416	4,060
Net increase (decrease) in cash and cash equivalents	(2,346)	5,089
Cash and cash equivalents, beginning of period	4,014	29,412
Cash and cash equivalents, end of period	$1,668	$34,501
Supplemental disclosures:
Interest paid on long-term debt	$503	$320
Interest paid on lease financing obligations	$26	$26
Accruals for capital expenditures	$5,161	$3,577
Income taxes refunded (paid)	$(45)	$1
Lease assets obtained in exchange for new operating lease liabilities	$15,952	$—

See accompanying notes to unaudited condensed consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except share and per share amounts)

1. Basis of Presentation
Business Description. At March 31, 2019 Carrols Restaurant Group, Inc. ("Carrols Restaurant Group") operated, as franchisee, 845 restaurants under the trade name “Burger King®” in 18 Northeastern, Midwestern and Southeastern states.
Basis of Consolidation. Carrols Restaurant Group is a holding company and conducts all of its operations through its wholly-owned subsidiary, Carrols Holdco Inc. ("Carrols Holdco") and Carrols Holdco's wholly-owned subsidiary, Carrols Corporation (“Carrols”) and Carrols' wholly-owned subsidiary, Carrols LLC, a Delaware limited liability company, and Carrols LLC's wholly-owned subsidiary Republic Foods, Inc., a Maryland corporation ("Republic Foods"). The unaudited condensed consolidated financial statements presented herein include the accounts of Carrols Restaurant Group and its wholly-owned subsidiary Carrols.
Unless the context otherwise requires, Carrols Restaurant Group, Carrols Holdco, Carrols, Carrols LLC and Republic Foods, Inc. are collectively referred to as the “Company.” All intercompany transactions have been eliminated in consolidation.
Fiscal Year. The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. The three months ended March 31, 2019 and April 1, 2018 each contained thirteen weeks, respectively. The 2019 fiscal year will end December 29, 2019 and will contain 52 weeks.
Basis of Presentation. The accompanying unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2019 and April 1, 2018 have been prepared without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission and do not include certain of the information and the footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of such unaudited condensed consolidated financial statements have been included. The results of operations for the three months ended March 31, 2019 and April 1, 2018 are not necessarily indicative of the results to be expected for the full year.
These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 30, 2018. The December 30, 2018 consolidated balance sheet data is derived from those audited consolidated financial statements.
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

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

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
The Company estimates that the seller's carrying value of acquired restaurant equipment, subject to certain adjustments, is equivalent to fair value of this equipment at the date of the acquisition. The fair values of assumed franchise agreements are valued as if the remaining term of the agreement is at the market rate. The fair values of acquired land, buildings, certain leasehold improvements and restaurant equipment subject to finance leases are determined using both the cost approach and market approach. The fair value of the favorable and unfavorable leases acquired, as well as the fair value of land, buildings, leasehold improvements and restaurant equipment subject to finance leases acquired is measured using significant inputs observable in the open market. The Company categorizes all such inputs as Level 2 inputs under ASC 820. The fair value of acquired franchise rights is primarily determined using the income approach, and unobservable inputs classified as Level 3 under ASC 820.

Cash and Cash Equivalents. The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. At December 30, 2018, the Company had $2.3 million invested in money market funds, which are classified as cash equivalents on the condensed consolidated balance sheet.
Fair Value of Financial Instruments. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. In determining fair value, the accounting standards establish a three level hierarchy for inputs used in measuring fair value as follows: Level 1 inputs are quoted prices in active markets for identical assets or liabilities; Level 2 inputs are observable for the asset or liability, either directly or indirectly, including quoted prices in active markets for similar assets or liabilities; and Level 3 inputs are unobservable and reflect the Company's own assumptions. Financial instruments include cash and cash equivalents, trade and other receivables, accounts payable and long-term debt. The carrying amounts of cash and cash equivalents, trade and other receivables and accounts payable approximate fair value because of the short-term nature of these financial instruments. The fair value of the Carrols Restaurant Group 8.0% Senior Secured Second Lien Notes due 2022 is based on a recent trading value, which is considered Level 2, and at March 31, 2019 and December 30, 2018 was approximately $280.5 million and $277.1 million, respectively.
Fair value measurements of non-financial assets and non-financial liabilities are primarily used in the impairment analysis of long-lived assets, goodwill and intangible assets. Long-lived assets and definite-lived intangible assets are measured at fair value on a nonrecurring basis using Level 3 inputs. As described in Note 4, the Company recorded long-lived asset impairment charges of $0.9 million during the three months ended March 31, 2019 and $0.1 million during the three months ended April 1, 2018.
Recently Issued Accounting Pronouncements Adopted. The Company adopted Accounting Standards Update ("ASU")No. 2016-02, Leases (Topic 842) on December 31, 2018, the first day of fiscal 2019. The new standard requires a lessee to recognize a liability for lease obligations, representing the discounted obligation to make minimum lease payments, and a corresponding right-of-use asset on the balance sheet for all leases with a term longer than 12 months.
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

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

Adoption of this ASU resulted in recognition of additional net lease assets of approximately $517.6 million and net lease liabilities of approximately $542.9 million, respectively, as of December 31, 2018 based on the present value of remaining minimum rental payments and corresponding right-of-use assets based upon the operating lease liabilities adjusted for prepaid and deferred non-level rents, unamortized lease acquisition costs and unamortized favorable and unfavorable lease balances. The Company has recognized a cumulative-effect adjustment to retained earnings of approximately $7.5 million, net of the deferred tax impact, on the date of adoption, to eliminate the historical deferred gains on qualified sale-leaseback transactions. The standard did not materially impact the condensed consolidated statements of cash flows.
Recently Issued Accounting Standards Not Yet Adopted. In January 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU simplifies the accounting for goodwill by eliminating step 2 from the goodwill impairment test. Under the new ASU, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss will be recognized for the amount by which the carrying amount exceeds its fair value. This update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. The Company believes that this pronouncement will have no impact on its consolidated financial statements and related disclosures.
2. Acquisitions
In 2012, as part of an acquisition of restaurants from Burger King Corporation ("BKC"), the Company was assigned BKC's right of first refusal on the sale of franchisee-operated restaurants in 20 states (the "ROFR"). Since the beginning of 2018, the Company has acquired an aggregate of 44 restaurants from other franchisees in the following transactions, some of which were subject to the ROFR (in thousands, except number of restaurants):

Closing Date		Number of Restaurants	Purchase Price	Market Location
February 13, 2018	(1)	1	$—	New York
August 21, 2018	(2)	2	1,666	Detroit, Michigan
September 5, 2018	(2)	31	25,930	Western Virginia
October 2, 2018		10	10,506	South Carolina and Georgia
		44	$38,102

(1)
During the first quarter of 2018, the allocation of the purchase price and the resulting bargain purchase gain for this acquisition was preliminary and subject to adjustment. Specifically, the Company was finalizing the valuation of franchise rights which will impact the amount of the bargain purchase gain. In the second quarter of 2018, the Company recorded a bargain purchase gain because the fair value of assets acquired, largely representing a franchise right asset of $0.3 million, exceeded the total fair value of consideration paid by $0.2 million.

(2)	Acquisitions resulting from the exercise of the ROFR.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

The Company allocated the aggregate purchase price to the net tangible and intangible assets acquired in the acquisitions at their estimated fair values. The following table summarizes the preliminary allocation of the aggregate purchase price for the 2018 acquisitions reflected in the condensed consolidated balance sheets as of December 30, 2018.

Inventory	$401
Restaurant equipment	2,092
Restaurant equipment - subject to finance leases	43
Leasehold improvements	1,329
Franchise fees	1,264
Franchise rights (Note 3)	31,275
Favorable leases (Note 3)	587
Deferred income taxes	346
Goodwill (Note 3)	1,677
Finance lease liabilities for restaurant equipment	(49)
Unfavorable leases (Note 3)	(624)
Accounts payable	(9)
Net assets acquired	$38,332

The results of operations for the restaurants acquired are included from the closing date of the respective acquisition. The 2018 acquired restaurants contributed restaurant sales of $13.0 million in the three months ended March 31, 2019 and contributed restaurant sales of $0.1 million in the three months ended April 1, 2018, respectively. It is impracticable to disclose net earnings for the post-acquisition period for the acquired restaurants as net earnings of these restaurants were not tracked on a collective basis due to the integration of administrative functions, including field supervision.
The unaudited pro forma impact on the results of operations for the restaurants acquired in 2018 for the three months ended March 31, 2019 and April 1, 2018 is included below. The unaudited pro forma results of operations are not necessarily indicative of the results that would have occurred had the acquisitions been consummated at the beginning of the periods presented, nor are they necessarily indicative of any future consolidated operating results. The following table summarizes the Company's unaudited pro forma operating results:

	Three Months Ended
	March 31, 2019	April 1, 2018
Restaurant sales	$290,789	$284,817
Net loss	$(11,469)	$(2,269)
Basic and diluted net loss per share	$(0.32)	$(0.06)
This unaudited pro forma financial information does not give effect to any anticipated synergies, operating efficiencies, cost savings or any integration costs related to the acquired restaurants.
The unaudited pro forma financial results exclude transaction costs recorded as general and administrative expenses of $0.1 million during the three months ended April 1, 2018.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

3. Intangible Assets
Goodwill. The Company is required to review goodwill for impairment annually, or more frequently when events and circumstances indicate that the carrying amount may be impaired. If the determined fair value of goodwill is less than the related carrying amount, an impairment loss is recognized. The Company performs its annual impairment assessment as of the last day of its fiscal year and does not believe circumstances have changed since the last assessment date which would make it necessary to reassess the value of its goodwill. There have been no recorded goodwill impairment losses during the three months ended March 31, 2019 or April 1, 2018. There has been no change in goodwill for the three months ended March 31, 2019.
Franchise Rights. Amounts allocated to franchise rights for each acquisition of Burger King® restaurants are amortized using the straight-line method over the average remaining term of the acquired franchise agreements plus one twenty-year renewal period.
The Company assesses the potential impairment of franchise rights whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If an indicator of impairment exists, an estimate of the aggregate undiscounted cash flows from the acquired restaurants is compared to the respective carrying value of franchise rights for each acquisition. If an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value. No impairment charges were recorded related to the Company’s franchise rights for the three months ended March 31, 2019 or April 1, 2018. The change in franchise rights for the three months ended March 31, 2019 is summarized below:

Balance at December 30, 2018	$175,897
Amortization expense	(2,030)
Balance at March 31, 2019	$173,867
Amortization expense related to franchise rights was $2.0 million and $1.8 million for the three months ended March 31, 2019 and April 1, 2018, respectively. The Company expects annual amortization expense to be $8.1 million in 2019 and $8.1 million in each of the following five years.
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
The Company determines the fair value of restaurant equipment, for those restaurants reviewed for impairment, based on current economic conditions and the Company’s history of transferring these assets in the operation of its business. The Company determines the fair value of right-of-use lease assets based on an assessment of market rents and a discounted future cash flow model. These fair value asset measurements rely on significant unobservable inputs and are considered Level 3 in the fair value hierarchy.
During the three months ended March 31, 2019, the Company recorded impairment and other lease charges of $0.9 million consisting of $0.7 million related to initial impairment charges for two underperforming restaurants, capital expenditures of $0.1 million at previously impaired restaurants, and $0.1 million of other lease charges primarily due to the de-imaging of six restaurants closed during the first quarter.
During the three months ended April 1, 2018, the Company recorded impairment and other lease charges of $0.3 million which included $0.1 million of capital expenditures at previously impaired restaurants, a loss of $0.1 million

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

associated with a sale-leaseback of a restaurant property, and $0.1 million of other lease charges associated with the closure of two underperforming restaurants.
The following table presents the activity in the accrual for closed restaurant locations:

	Three Months Ended	Year Ended
	March 31, 2019	December 30, 2018
Balance, beginning of period	$1,352	$2,028
Provisions for closures	41	249
Changes in estimates of accrued costs	(11)	(147)
Payments, net	(144)	(889)
Other adjustments, including the effect of discounting future obligations	23	111
Balance, end of period	$1,261	$1,352
Changes in estimates of accrued costs primarily relate to revisions or terminations of certain closed restaurant leases, changes in assumptions for sublease income and other costs.
5. Other Liabilities, Long-Term
Other liabilities, long-term, at March 31, 2019 and December 30, 2018 consisted of the following:

	March 31, 2019	December 30, 2018
Deferred rent	$—	$16,610
Unfavorable leases, net	28	12,348
Accrual for closed restaurants, long-term	442	3,074
Accrued workers’ compensation and general liability claims	3,429	4,398
Deferred compensation	3,644	3,610
Other	120	120
	$7,663	$40,160

In accordance with the adoption of ASC 842, as of December 31, 2018, the first day of fiscal 2019, unamortized unfavorable leases of $12.3 million, deferred rent balances of $16.6 million and unamortized lease incentives of $2.6 million were reclassified to adjust the beginning balance of operating right-of-use assets.
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

Right-of-use (“ROU”) lease assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make payments in exchange for that right of use. Operating lease ROU assets are presented as operating right-of-use assets, net, the current portion of operating lease liabilities are presented as current portion of operating lease liabilities, and the non-current portion of operating lease liabilities are presented as operating lease liabilities in the condensed consolidated balance sheets.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

The current portion of operating lease liabilities was $32.7 million as of March 31, 2019. Leases with a term of 12 months or less are not recorded on the balance sheet.

The discount rate implicit within our leases is generally not readily determinable, and therefore, the Company uses its estimated incremental borrowing rate in determining the present value of lease payments. The incremental borrowing rate considers the Company’s recent debt issuances and lease term.

The Company’s real estate leases often contain options to renew, and less frequently, termination options. The exercise of such renewal and termination options are generally at the Company’s sole discretion. The Company evaluates renewal and termination options at lease commencement to determine if such options are reasonably certain to be exercised based on economic factors. As of March 31, 2019, the Company had additional leases that have not yet commenced of $9.2 million. These leases will commence between fiscal 2019 and 2020 with lease terms of 15 years to 20 years.

In addition, the Company utilizes certain restaurant equipment under various finance lease agreements. The Company does not consider any one of these individual leases material to the Company's operations. Initial lease terms are generally eight years.

Leases with an initial term of 12 months or less are not recorded on the balance sheet and are recognized as lease expense on a straight-line basis over the lease term. The Company does not account for lease components (e.g., fixed payments including rent, real estate taxes and insurance costs) separately from the non-lease components.

Lease Position
Supplemental balance sheet information related to leases was as follows:

		As of
Leases	Classification	March 31, 2019
Assets
Operating leases	Operating right-of-use assets, net	$525,008
Finance leases	Property and equipment, net	2,663
Total leased assets		$527,671

Liabilities
Current
Operating leases	Current portion of operating lease liabilities	$32,732
Finance leases	Current portion of long-term debt and finance lease liabilities	1,969
Long-term
Operating leases	Operating lease liabilities	518,113
Finance leases	Long-term debt and finance lease liabilities, net	1,496
Total lease liabilities		$554,310

Weighted Average Remaining Lease Term
Operating leases		13.7 years
Finance leases		1.9 years

Weighted Average Discount Rate
Operating leases		7.0%
Finance leases		7.4%

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

For certain leases where rent escalates based upon a change in a financial index, such as the Consumer Price Index, the difference between the rate at lease inception and the subsequent fluctuations in that rate are included in variable lease costs. Additionally, because the Company has elected to not separate lease and non-lease components, in limited instances, variable costs also include payments to the landlord for common area maintenance, real estate taxes, insurance and other operating expenses. Lease expense is recognized on a straight-line basis over the lease term, with variable lease payments recognized in the period those payments are incurred.

Lease Cost

The components and classification of lease expense for the three months ended March 31, 2019 are as follows:

		Three Months Ended
Lease cost	Classification	March 31, 2019
Operating lease cost (1)	Rent expense	$18,294
Variable lease cost	Rent expense	3,800
Sublease income	Rent expense	(178)
Finance lease cost:
Amortization of right-of-use assets	Depreciation and amortization	476
Interest on lease liabilities	Interest expense	71
Total lease cost		$22,463

(1)	Includes short-term leases, which are not material.
Other Information
Supplemental cash flow information related to leases was as follows:

Three Months Ended
March 31, 2019
Gain on sale-leaseback transactions	$93
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$17,366
Operating cash flows from finance leases	$71
Financing cash flows from finance leases	$476

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

Undiscounted Cash Flows
Maturities of lease liabilities were as follows:

Fiscal year ending:	Operating Leases	Finance Leases
December 29, 2019	$52,148	$1,633
January 3, 2021	66,866	1,454
January 2, 2022	65,139	345
January 1, 2023	64,211	190
December 31, 2023	62,836	68
Thereafter	558,864	129
Total minimum lease payments	870,064	3,819
Less: imputed interest	(319,219)	(354)
Present value of lease liabilities	550,845	3,465
Less: current portion	(32,732)	(1,969)
Total long-term lease liabilities	$518,113	$1,496
Disclosures Related to Periods Prior to Adoption of the New Lease Standard
As previously disclosed in the Company's 2018 Annual Report on Form 10-K and under the previous lease accounting standard, the maturities of lease liabilities at December 30, 2018 were as follows:

Fiscal year ending:	Operating Leases	Capital Leases
December 29, 2019	$73,304	$2,180
January 3, 2021	71,764	1,454
January 2, 2022	70,607	345
January 1, 2023	70,160	190
December 31, 2023	69,221	68
Thereafter	640,793	129
Total minimum lease payments	$995,849	4,366
Less amount representing interest		(425)
Total obligations under capital leases		3,941
Less current portion		(1,948)
Long-term obligations under capital leases		$1,993

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

7. Long-Term Debt
Long-term debt at March 31, 2019 and December 30, 2018 consisted of the following:

	March 31, 2019	December 30, 2018
Collateralized:
Carrols Restaurant Group 8% Senior Secured Second Lien Notes	$275,000	$275,000
Prior Senior Credit Facility - Revolving credit borrowings	6,250	—
Finance lease liabilities	3,465	3,941
	284,715	278,941
Less: current portion of finance lease liabilities	(1,969)	(1,948)
Less: deferred financing costs	(3,756)	(3,673)
Add: bond premium	3,266	3,503
Total Long-term debt	$282,256	$276,823
On April 30, 2019, the Company entered into a new senior secured credit facility in an aggregate principal amount of $550.0 million, the proceeds of which, in part were used to refinance the existing indebtedness. See Note 14 to the unaudited condensed consolidated financial statements.
8% Notes. On April 29, 2015, the Company issued $200.0 million principal amount of 8.0% Senior Secured Second Lien Notes due 2022 (the "Existing Notes") pursuant to an indenture dated as of April 29, 2015 governing such notes. On June 23, 2017, the Company issued an additional $75.0 million principal amount of 8.0% Senior Secured Second Lien Notes due 2022 (the "Additional Notes" and together with the "Existing Notes", the "8% Notes"). The 8% Notes mature and were payable on May 1, 2022. Interest was payable semi-annually on May 1 and November 1. The 8% Notes were guaranteed by the Company's subsidiaries and were secured by second-priority liens on substantially all of the Company's and its subsidiaries' assets (including a pledge of all of the capital stock and equity interests of its subsidiaries).
The 8% Notes were redeemable at the option of the Company in whole or in part at any time after May 1, 2018 at a price of 104% of the principal amount plus accrued and unpaid interest, if any, if redeemed before May 1, 2019, 102% of the principal amount plus accrued and unpaid interest, if any, if redeemed after May 1, 2019 but before May 1, 2020 and 100% of the principal amount plus accrued and unpaid interest, if any, if redeemed after May 1, 2020.
The 8% Notes were jointly and severally guaranteed, unconditionally and in full by the Company's subsidiaries which are directly or indirectly 100% owned by the Company. Separate condensed consolidating information is not included because Carrols Restaurant Group is a holding company that has no independent assets or operations. There are no significant restrictions on the Company's ability or any of the guarantor subsidiaries' ability to obtain funds from its respective subsidiaries. All consolidated amounts in our unaudited condensed consolidated financial statements are representative of the combined guarantors.
The indenture governing the 8% Notes included certain covenants, including limitations and restrictions on the Company and its subsidiaries who are guarantors under such indenture to, among other things: incur indebtedness or issue preferred stock; incur liens; pay dividends or make distributions in respect of capital stock or make certain other restricted payments or investments; sell assets; agree to payment restrictions affecting certain subsidiaries; enter into transaction with affiliates; or merge, consolidate or sell substantially all of the Company's assets.
The indenture governing the 8% Notes and the security agreement provided that any capital stock and equity interests of any of the Company's subsidiaries would be excluded from the collateral to the extent that the par value, book value or market value of such capital stock or equity interests exceeds 20% of the aggregate principal amount of the 8% Notes then outstanding.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

The indenture governing the 8% Notes contained customary default provisions, including without limitation, a cross default provision pursuant to which it is an event of default under the 8% Notes and the indenture governing the 8% Notes if there is a default under any of the Company's indebtedness having an outstanding principal amount of $20.0 million or more which results in the acceleration of such indebtedness prior to its stated maturity or is caused by a failure to pay principal when due.
Prior Senior Credit Facility. On May 30, 2012, the Company entered into a senior credit facility, which has a maturity date of February 12, 2021, and was most recently amended on June 20, 2017 to increase the permitted indebtedness of our second lien notes to a principal amount not to exceed $300.0 million in order to provide for the additional $75.0 million of the 8% Notes issued on June 23, 2017. On January 13, 2017, the senior credit facility was amended to, among other things, provide for maximum revolving credit borrowings of up to $73.0 million (including $20.0 million available for letters of credit). The amended senior credit facility also provides for potential incremental borrowing increases of up to $25.0 million, in the aggregate. As of March 31, 2019, there were $6.3 million of revolving credit borrowings outstanding and $11.6 million of letters of credit were issued under the senior credit facility. After reserving for issued letters of credit and outstanding revolving credit borrowings, $55.1 million was available for revolving credit borrowings under the amended senior credit facility at March 31, 2019.
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
At March 31, 2019 the Company's LIBOR Rate margin was 2.75% and the Alternate Base Rate margin was 1.75% based on the Company's Adjusted Leverage Ratio at the end of the fourth quarter of 2018.
The Company’s obligations under the senior credit facility were jointly and severally guaranteed by its subsidiaries and were secured by first priority liens on substantially all of the assets of the Company and its subsidiaries, including a pledge of all of the capital stock and equity interests of its subsidiaries.
Under the amended senior credit facility, the Company was required to make mandatory prepayments of borrowings in the event of dispositions of assets, debt issuances and insurance and condemnation proceeds (all subject to certain exceptions).
The amended senior credit facility contained certain covenants, including without limitation, those limiting the Company’s and its subsidiaries' ability to, among other things, incur indebtedness, incur liens, sell or acquire assets or businesses, change the character of its business in all material respects, engage in transactions with related parties, make certain investments, make certain restricted payments or pay dividends. In addition, the amended senior credit facility required the Company to meet certain financial ratios, including a Fixed Charge Coverage Ratio, Adjusted Leverage Ratio and First Lien Leverage Ratio (all as defined under the amended senior credit facility). The Company was in compliance with the financial covenants under its senior credit facility at March 31, 2019.
The amended senior credit facility contained customary default provisions, including that the lenders may terminate their obligation to advance and may declare the unpaid balance of borrowings, or any part thereof, immediately due and payable upon the occurrence and during the continuance of customary defaults which include, without limitation, payment default, covenant defaults, bankruptcy type defaults, cross-defaults on other indebtedness, judgments or upon the occurrence of a change of control.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

8. Income Taxes
The provision (benefit) for income taxes for the three months ended March 31, 2019 and April 1, 2018 was comprised of the following:

	Three Months Ended
	March 31, 2019	April 1, 2018
Current	$12	$—
Deferred	342	(138)
Provision (benefit) for income taxes	$354	$(138)
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.
The provision for income taxes for the three months ended March 31, 2019 was derived using an estimated effective annual income tax rate for all of 2019 of (3.1)%, which excludes any discrete tax adjustments and is below the statutory rate due to the effect of fixed employment tax credits on taxable income. The benefits of federal employment credits are not directly related to the amount of pre-tax loss recorded in a period. Accordingly, in periods where recorded pre-tax income (loss) is relatively small, the proportional effect of these items on the effective tax rate may be significant. There were no discrete adjustments for the three months ended March 31, 2019.
The benefit for income taxes for the three months ended April 1, 2018 was derived using an estimated effective annual income tax rate for all of 2018 of 0.6%, which excludes any discrete tax adjustments and was below the statutory rate due to the effect of fixed employment tax credits on taxable income. The income tax benefit for the three months ended April 1, 2018 contains net discrete tax adjustments of $0.1 million of income tax expense.
As of March 31, 2019, the Company had federal net operating loss carryforwards of approximately $89.6 million which expire beginning in 2033. The Company's state net operating loss carryforwards expire beginning in 2019 through 2038.
The Company's policy is to recognize interest and/or penalties related to uncertain tax positions in income tax expense. At March 31, 2019 and December 30, 2018, the Company had no unrecognized tax benefits and no accrued interest related to uncertain tax positions. The tax years 2013 - 2018 remain open to examination by the major taxing jurisdictions to which the Company is subject. Although it is not reasonably possible to estimate the amount by which unrecognized tax benefits may increase within the next twelve months due to the uncertainties regarding the timing of examinations, the Company does not expect unrecognized tax benefits to significantly change in the next twelve months.
9. Stock-Based Compensation
Stock-based compensation expense for the three months ended March 31, 2019 and April 1, 2018 was $1.5 million and $1.6 million, respectively. On January 15, 2019, the Company granted 417,500 non-vested restricted shares to certain employees and officers of the Company and 47,470 non-vested restricted shares to outside directors of the Company. These shares vest, become non-forfeitable and are being expensed over their three-year vesting period.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

A summary of all non-vested shares activity for the three months ended March 31, 2019 was as follows:

	Shares	Weighted Average Grant Date Price
Non-vested at December 30, 2018	796,476	$13.12
Granted	468,199	$9.48
Vested	(371,824)	$12.68
Non-vested at March 31, 2019	892,851	$11.40
The fair value of non-vested shares is based on the closing price on the date of grant. As of March 31, 2019, the total non-vested unrecognized stock-based compensation expense was approximately $9.0 million and the remaining weighted average vesting period for non-vested shares was 2.1 years. The Company expects to record an additional $4.2 million in stock-based compensation expense related to the vesting of these awards for the remainder of 2019.
10. Commitments and Contingencies
Lease Guarantees. Fiesta Restaurant Group, Inc. ("Fiesta"), a former wholly-owned subsidiary of the Company, was spun-off in 2012 to the Company's stockholders. As of March 31, 2019, the Company is a guarantor under 27 Fiesta restaurant property leases, of which all except for one of those restaurants is still operating, with lease terms expiring on various dates through 2030, and is the primary lessee on five Fiesta restaurant property leases, which it subleases to Fiesta. The Company is fully liable for all obligations under the terms of the leases in the event that Fiesta fails to pay any sums due under the lease, subject to indemnification provisions of the Separation and Distribution Agreement entered into in connection with the spin-off of Fiesta.
The maximum potential amount of future undiscounted rental payments the Company could be required to make under these leases at March 31, 2019 was $15.1 million of which $0.6 million is included in operating lease liabilities in accordance with ASC 842. The obligations under these leases will generally continue to decrease over time as these operating leases expire. No payments related to these guarantees have been made by the Company to date and none are expected to be required to be made in the future. The Company has not recorded a liability for $14.5 million these guarantees in accordance with ASC 460 - Guarantees as Fiesta has indemnified the Company for all such obligations and the Company did not believe it was probable it would be required to perform under any of the guarantees or direct obligations.
Litigation. The Company is a party to various litigation matters that arise in the ordinary course of business. The Company does not believe that the outcome of any of these other matters meet the disclosure or recognition standards, nor will they have a material adverse effect on its consolidated financial statements.
11. Transactions with Related Parties
In connection with an acquisition of restaurants from BKC in 2012, the Company issued to BKC 100 shares of Series A Convertible Preferred Stock, which was exchanged for 100 shares of newly issued Series B Convertible Preferred Stock in 2018, and as of March 31, 2019 is convertible into approximately 17.5% of the outstanding shares of the Company's common stock after giving effect to the conversion of the Series B Preferred Stock. Pursuant to the terms of the Series B Convertible Preferred Stock, BKC also has two representatives on the Company's board of directors.
Each of the Company's restaurants operates under a separate franchise agreement with BKC. These franchise agreements generally provide for an initial term of twenty years and currently have an initial franchise fee of fifty thousand dollars. Any franchise agreement, including renewals, can be extended at the Company's discretion for an additional 20 year term, with BKC's approval, provided that, among other things, the restaurant meets the current Burger King image standard and the Company is not in default under terms of the franchise agreement. In addition to

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

the initial franchise fee, the Company generally pays BKC a monthly royalty at a rate of 4.5% of sales. Royalty expense was $12.4 million and $11.6 million in the three months ended March 31, 2019 and April 1, 2018, respectively.
The Company is also generally required to contribute 4% of restaurant sales from its restaurants to an advertising fund utilized by BKC for its advertising, promotional programs and public relations activities, and additional amounts for additional local advertising in markets that approve such advertising. Advertising expense associated with these expenditures was $11.5 million and $10.9 million in the three months ended March 31, 2019 and April 1, 2018, respectively.
As of March 31, 2019, the Company leased 241 of its restaurant locations from BKC and 116 of these locations are subleased by BKC from a third-party lessor. Aggregate rent under these BKC leases was $6.8 million for each of the three months ended March 31, 2019 and April 1, 2018, respectively. The Company believes the related party lease terms have not been significantly affected by the fact that the Company and BKC are deemed to be related parties.
As of March 31, 2019, the Company owed BKC $10.2 million related to the payment of advertising, royalties and rent, which is remitted on a monthly basis. In addition, BKC owed the Company $1.9 million related to a settlement with BKC for their approval of new restaurant development by other franchisees which unfavorably impacted the Company's restaurants which was recorded as other income and included in trade and other receivables in the unaudited condensed consolidated financial statements at March 31, 2019.
12. Net Loss per Share
The Company applies the two-class method to calculate and present net loss per share. The Company's non-vested share awards and Series B Convertible Preferred Stock issued to BKC contain non-forfeitable rights to dividends and are considered participating securities for purposes of computing net loss per share pursuant to the two-class method. Under the two-class method, net earnings are reduced by the amount of dividends declared (whether paid or unpaid) and the remaining undistributed earnings are then allocated to common stock and participating securities, based on their respective rights to receive dividends. As the Company incurred a net loss for the three months ended March 31, 2019 and April 1, 2018 and losses are not allocated to participating securities under the two-class method, such method is not applicable for the aforementioned interim reporting periods.
Basic net loss per share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding for the reporting period. Diluted net loss per share reflects additional shares of common stock outstanding, where applicable, calculated using the treasury stock method or the two-class method.
The following table sets forth the calculation of basic and diluted net loss per share:

	Three Months Ended
	March 31, 2019	April 1, 2018
Basic net loss per share:
Net loss	$(11,469)	$(3,102)
Weighted average common shares outstanding	36,045,137	35,665,811
Basic net loss per share	$(0.32)	$(0.09)
Diluted net loss per share:
Net loss	$(11,469)	$(3,102)
Shares used in computing diluted net loss per share	36,045,137	35,665,811
Diluted net loss per share	$(0.32)	$(0.09)
Shares excluded from diluted net loss per share computations (1)	10,307,431	10,233,980

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

(1) Shares issuable upon conversion of preferred stock and non-vested shared were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive.
13. Other Income
In the three months ended March 31, 2019, the Company recorded other income of $1.9 million related to a settlement with BKC for their approval of new restaurant development by other franchisees which unfavorably impacted the Company's restaurants, a gain on a sale-leaseback transaction of $0.1 million, and a gain related to an insurance recovery from a fire at one of its restaurants in the prior year of $0.1 million.
14. Subsequent Events
The Company reviewed and evaluated subsequent events through the issuance date of the Company’s unaudited condensed consolidated financial statements.
Merger Agreement
On April 30, 2019, the Company consummated the transaction contemplated by the Agreement and Plan of Merger ("Merger Agreement") dated as of February 19, 2019 among Carrols Restaurant Group, Carrols Holdco, GRC MergerSub Inc. ("GRC MergerSub"), GRC MergerSub LLC, Cambridge Franchise Partners, LLC, Cambridge Franchise Holdings, LLC ("Cambridge Holdings") and New CFH, LLC to acquire 165 Burger King® and 55 Popeyes® restaurants and six convenience stores from Cambridge Holdings (the "Cambridge Acquisition"). Cambridge Holdings received 7,364,413 shares of the Company's common stock, and at closing owned approximately 16.6% of the Company's outstanding common stock. Cambridge Holdings also received 10,000 shares of Series C Convertible Preferred Stock of the Company ("Series C Preferred Stock") which accrues a 9% dividend per annum, payable semi-annually in shares of the Company's common stock and that will initially be convertible into approximately 7.45 million shares of Carrols common stock. The conversion of the Series C Preferred Stock received by Cambridge Holdings will be subject to a vote of the Company's stockholders which will occur at the Company’s 2019 Annual Meeting of Stockholders, and will automatically convert into the Company's common stock upon stockholder approval of such conversion. All shares issued to Cambridge Holdings are subject to a two year restriction on sale or transfer subject to certain limited exceptions. As part of the transaction, Cambridge Holdings will have the right to designate up to two director nominees and two Cambridge Holdings executives joined the Company's Board of Directors on April 30, 2019.
Pursuant to the Merger Agreement, on April 30, 2019, the merger of GRC MergerSub and Carrols Restaurant Group, Inc. ("OldCRG") was consummated with OldCRG as the surviving entity (the "Holding Company Reorganization") which resulted in OldCRG becoming a wholly-owned subsidiary of Carrols Holdco Inc. ("NewCRG"). On April 30, 2019, OldCRG was renamed "Carrols Holdco Inc." and NewCRG was renamed "Carrols Restaurant Group, Inc." In connection with the Holding Company Reorganization and by operation of Rule 12g-3(a) promulgated under the Securities Exchange Act of 1934 as amended (the "Exchange Act"), NewCRG is the successor issuer to OldCRG and has succeeded to the attributes of OldCRG as the registrant, including OldCRG’s Securities and Exchange Commission ("SEC") file number and CIK number. Shares of NewCRG Common Stock are deemed to be registered under Section 12(b) of the Exchange Act, and NewCRG is subject to the informational requirements of the Exchange Act, and the rules and regulations promulgated thereunder, and will file reports and other information with the SEC using OldCRG’s SEC file number (001-33174). Shares of NewCRG common stock continue to trade on the NASDAQ Global Market under the symbol “TAST”.
The preliminary allocation of the purchase price for the Cambridge Acquisition requires extensive use of accounting estimates and judgments to allocate the purchase price to tangible and intangible assets acquired and liabilities assumed based on their respective fair values. As the values of certain asset and liabilities are preliminary in nature, the fair values for assets acquired and liabilities assumed are subject to adjustment as additional information is obtained. For purposes of a preliminary allocation of the assets acquired and liabilities assumed, the excess of the purchase price over the estimated fair value of net tangible and intangible assets has been assigned to franchise rights. The preliminary fair value of property and equipment, and franchise agreements is based on the assets carrying value due to recent valuations completed by Cambridge Holdings. The amounts allocated to the assets acquired and liabilities assumed

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

are based on management’s preliminary estimates of their respective fair values. Definitive allocations will be performed and finalized, including the completion of valuations of assets acquired and liabilities assumed with the assistance of third party valuation specialists.
The following table summarizes the preliminary allocation of the aggregate purchase price for the Cambridge Acquisition and has been derived from the December 30, 2018 balance sheet of Cambridge Holdings:

Inventory	$2,705
Prepaid expenses	2,418
Other assets	11,965
Property and equipment	114,008
Franchise fees	4,175
Franchise rights	207,148
Deferred income taxes	725
Accounts payable	(3,557)
Accrued payroll, related taxes and benefits	(3,989)
Long-term debt	(124,879)
Lease financing obligations	(50,839)
Other liabilities	(16,607)
Net assets acquired	$143,273
New Credit Facilities
On April 30, 2019, the Company entered into a new senior secured credit facility in an aggregate principal amount of $550.0 million, consisting of (i) a term loan B facility in an aggregate principal amount of $425.0 million (the “Term Loan B Facility”) and (ii) a new revolving credit facility (including a sub-facility for standby letters of credit) in an aggregate principal amount of $125.0 million (the “New Revolving Credit Facility” and, together with the Term Loan B Facility, the “New Senior Credit Facilities”). Borrowings under the New Senior Credit Facilities bear interest, at a rate per annum equal to (i) the Alternate Base Rate (as defined in the New Senior Credit Facilities) plus 2.25% or (b) LIBOR Rate (as defined in the New Senior Credit Facilities) plus 3.25%. The Term Loan B Facility will amortize in equal quarterly installments in an aggregate annual amount equal to 1% of the original principal amount of the Term Loan B Facility with the remainder due on the Term Loan B Facility maturing in seven years on April 30, 2026. The New Revolving Credit Facility will mature in five years on April 30, 2024.
The proceeds of the Term Loan B Facility were used to refinance the existing indebtedness of (i) the Company and (ii) New CFH and its subsidiaries and (iii) the payment of fees and expenses in connection with the transactions contemplated by the Merger Agreement and New Senior Credit Facilities. The proceeds of the Revolving Credit Facility will be used to finance ongoing working capital and for other general corporate purposes, including permitted acquisitions and required expenditures under development agreements.
Area Development and Remodeling Agreement
The Company, Carrols, Carrols LLC, and BKC have entered into an Area Development and Remodeling Agreement ("Area Development Agreement") commencing on April 30, 2019 and ending on September 30, 2024, which supersedes the Operating Agreement dated as of May 30, 2012, as amended, between Carrols LLC and BKC. Pursuant to the Area Development Agreement, BKC assigned its right of first refusal under its franchise agreements with its franchisees to purchase all of the assets of a Burger King restaurant on the same terms proposed between such franchisee and a third party purchaser (the “ADA ROFR”), in 16 states and a limited number of counties in four additional states, and granted franchise pre-approval to acquire Burger King restaurants until the date that Carrols LLC has acquired more than an aggregate of 500 Burger King restaurants. The continued assignment of the ADA ROFR is subject to suspension or termination in the event of non-compliance by Carrols LLC with certain terms as set forth in the Area Development Agreement. Carrols LLC will pay BKC $3.0 million for the ADA ROFR in four equal installment payments over the course of one year.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

Pursuant to the Area Development Agreement, Carrols LLC agreed to open, build and operate 200 new Burger King restaurants and remodel or upgrade 748 Burger King restaurants to BKC’s Burger King of Tomorrow restaurant image over the term of the Area Development Agreement.
Popeyes Development Agreement
In addition, through the Cambridge Acquisition, the Company has assumed Cambridge Holdings' development agreement for Popeyes®, which includes a ROFR for acquisitions in two southern states, as well as, a development commitment for approximately 80 new Popeyes® restaurants over six years.
Redemption of 8% Notes
On April 30, 2019, the Company irrevocably called for the redemption of $275.0 million of 8.0% Senior Secured Second Lien Notes due 2022 (the “Existing Notes”) and irrevocably deposited with The Bank of New York Mellon Trust Company, N.A., as trustee for the Existing Notes (the “Trustee”), an amount of funds sufficient to redeem such Existing Notes on May 30, 2019 (including accrued interest thereon, to the date of redemption). Consequently, on April 30, 2019, each of the Company and the guarantors under the Existing Notes (i) discharged its respective obligations under the Existing Notes and the Indenture related thereto dated as of April 29, 2015, by and among the Company and the guarantors listed therein, as amended by the Supplemental Indenture in Respect of Guarantee, dated as of July 6, 2017, among the Company, the guarantor named therein and the Trustee (as amended, the “Existing Indenture”), other than those obligations which by the terms of the Existing Indenture survive and (ii) terminated its respective obligations under the Second Lien Security Agreement dated as of April 29, 2015 among the Company, the guarantors party thereto and the Trustee.

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
As of March 31, 2019, Carrols Restaurant Group, Inc. and its consolidated subsidiaries (collectively, "Carrols Restaurant Group", the "Company", “we”, “our” or “us”) operated, as franchisee, 845 restaurants under the trade name “Burger King®” in 18 Northeastern, Midwestern and Southeastern states.
We operate on a 52 or 53 week fiscal year ending on the Sunday closest to December 31. Our fiscal quarters are comprised of 13 weeks, with the exception of the fourth quarter of a 53 week year, which contains 14 weeks. Our fiscal years ending December 29, 2019 and December 30, 2018 each contain 52 weeks.
Introduction
We are a holding company and conduct all of our operations through our direct and indirect subsidiaries and have no assets other than the shares of capital stock of Carrols Holdco Inc., our direct wholly-owned subsidiary. The following Management's Discussion and Analysis of Financial Condition and Results of Operations (or "MD&A") is written to help the reader understand our company. The MD&A is provided as a supplement to, and should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and the accompanying financial statement notes appearing elsewhere in this report and our Annual Report on Form 10-K for the year ended December 30, 2018. The overview provides our perspective on the individual sections of MD&A, which include the following:
Company Overview—a general description of our business and our key financial measures.
Recent and Future Events Affecting Our Results of Operations—a description of recent events that affect, and future events that may affect, our results of operations.
Results from Operations—an analysis of our results of operations for the three months ended March 31, 2019 compared to the three months ended April 1, 2018 including a review of material items and known trends and uncertainties.
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
Company Overview
We are one of the largest restaurant companies in the United States and have been operating restaurants for more than 55 years. We are the largest Burger King® franchisee in the United States, based on number of restaurants, and have operated Burger King® restaurants since 1976. As of March 31, 2019, our restaurant operations consisted of 845 franchised Burger King® restaurants in 18 states.
In 2012, as part of an acquisition of restaurants from Burger King Corporation ("BKC") we were assigned BKC's right of first refusal on the sale of franchisee-operated restaurants in 20 states (the "ROFR"). During the year ended December 30, 2018 we acquired 44 restaurants in four separate transactions.
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

•	Restaurant rent expense includes base rent and contingent rent on our leases characterized as operating leases, and, in 2018, the amortization of favorable and unfavorable leases.

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

We are presenting Adjusted EBITDA, Restaurant-Level EBITDA and Adjusted net income because we believe that they provide a more meaningful comparison than EBITDA and net income of our core business operating results, as well as with those of other similar companies. Additionally, we present Restaurant-Level EBITDA because it excludes the impact of general and administrative expenses and other income or expense, which are not directly related to restaurant-level operations. Management believes that Adjusted EBITDA and Restaurant-Level EBITDA, when viewed with our results of operations in accordance with GAAP and the accompanying reconciliations on page 33, provide useful information about operating performance and period-over-period growth, and provide additional information that is useful for evaluating the operating performance of our core business without regard to potential distortions. Additionally, management believes that Adjusted EBITDA and Restaurant-Level EBITDA permit investors to gain an understanding of the factors and trends affecting our ongoing cash earnings, from which capital investments are made and debt is serviced.
However, EBITDA, Adjusted EBITDA, Restaurant-Level EBITDA and Adjusted net income are not measures of financial performance or liquidity under GAAP and, accordingly, should not be considered as alternatives to net income, income from operations or cash flow from operating activities as indicators of operating performance or liquidity. Also, these measures may not be comparable to similarly titled captions of other companies. For the reconciliation between net income to EBITDA, Adjusted EBITDA and Adjusted net income and the reconciliation of income from operations to Restaurant-Level EBITDA, see page 33.
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

•
Interest expense consists primarily of interest expense associated with our $275.0 million of 8% Senior Secured Second Lien Notes due 2022 (the "8% Notes"), amortization of deferred financing costs, amortization of bond premium and interest on revolving credit borrowings under our prior senior credit facility.

Recent and Future Events Affecting our Results of Operations
Burger King Restaurant Acquisitions
During 2018, we acquired 44 restaurants from other franchisees in the following transactions (in thousands, except number of restaurants):

Closing Date		Number of Restaurants	Purchase Price	Market Location
February 13, 2018	(1)	1	—	New York
August 21, 2018	(2)	2	1,666	Detroit, Michigan
September 5, 2018	(2)	31	25,930	Western Virginia
October 2, 2018		10	10,506	South Carolina and Georgia
		44	$38,102

(1)
During the first quarter of 2018, the allocation of the purchase price and the resulting bargain purchase gain for this acquisition was preliminary and subject to adjustment. Specifically, the Company was finalizing the valuation of franchise rights which will impact the amount of the bargain purchase gain. In the second quarter of 2018, the Company recorded a bargain purchase gain because the fair value of assets acquired, largely representing a franchise right asset of $0.3 million, exceeded the total fair value of consideration paid by $0.2 million.

(2)	Acquisitions resulting from the exercise of our ROFR.
The unaudited pro forma impact on the results of operations for the 2018 acquisitions is included below. The unaudited pro forma results of operations are not necessarily indicative of the results that would have occurred had the acquisitions been consummated at the beginning of the periods presented, nor are they necessarily indicative of any future consolidated operating results. This unaudited pro forma financial information does not give effect to any anticipated synergies, operating efficiencies or cost savings or any transaction costs related to the 2018 acquired restaurants.
The following table summarizes certain unaudited pro forma financial information related to our operating results for the three months ended March 31, 2019 and April 1, 2018:

	Three Months Ended
	March 31, 2019	April 1, 2018
Restaurant sales	$290,789	$284,817
Income from operations	$(5,168)	$3,775
Adjusted EBITDA	$13,087	$21,235
Capital Expenditures
Giving effect to the Cambridge Acquisition (as defined below) which closed on April 30, 2019, in 2019, we expect that capital expenditures before discretionary growth-related expenditures (i.e. new restaurant development and acquisitions) will be $120 million to $130 million, including $50 million to $60 million for construction of 20 to 25 new Burger King® restaurants and 8 to 10 new Popeyes® restaurants, and $35 million to $40 million for remodels and upgrades. We will review on an ongoing basis our future remodel and development plans in relation to our available capital resources and alternate investment opportunities.
Refinancing of Indebtedness and New Senior Credit Facilities
On April 30, 2019, the Company entered into a new senior secured credit facility which provides for senior secured credit facilities in an aggregate principal amount of $550.0 million, consisting of (i) a term loan B facility in an aggregate principal amount of $425.0 million (the “Term Loan B Facility”), the entire amount of which was borrowed by the Company on April 30, 2019 and (ii) a revolving credit facility (including a sub-facility for standby letters of credit) in an aggregate principal amount of $125.0 million (the “Revolving Credit Facility” and, together with the Term Loan B Facility, the “Senior Credit Facilities”), which was undrawn as of April 30, 2019. The Senior Credit Facilities also provide that the Company has the right at any time and from time to time, subject to customary conditions, to incur one or more incremental term loan facilities and/or to increase the commitments under the Revolving Credit Facility in an aggregate principal amount for all such incremental term loans and Revolving Credit Facility increases of up to (a) the greater of (i) $135.0 million and (ii) an amount equal to 100% of the Company's Consolidated EBITDA (as such term is defined in the Senior Credit Facilities) for the period of four consecutive fiscal quarters ended on or prior to the applicable date of determination, plus (b) an amount equal to all voluntary prepayments, repurchases, redemptions and other retirements of the Term Loan B Facility and certain other incremental term loans and incremental equivalent debt, in each case, made prior to such date of incurrence and/or increase (other than voluntary prepayments, repurchases, redemptions and other retirements and voluntary commitment reductions to the extent funded by a refinancing with long-term funded indebtedness (other than loans under the Revolving Credit Facility)) plus (c) an additional amount at any time (including at any time prior to utilization of amounts set forth in clauses (a) and (b) above) so long as, in the case of this clause (c) only, (1) in the case of any such indebtedness secured on a pari passu lien basis with the Term Loan B Facility, the Company not exceeding a specified pro forma first lien net leverage ratio, (2) in the case of any such indebtedness secured on a junior lien basis to the Term Loan B Facility, the Company not exceeding a specified pro forma secured net leverage ratio and (3) in the case of any such indebtedness that is unsecured, the Company not exceeding a specified pro forma total net leverage ratio. The Term Loan B Facility matures on April 30, 2026. The Revolving Credit Facility matures on April 30, 2024. The Company used borrowings under the Term Loan B Facility to refinance the existing indebtedness of (i) the Company and (ii) New CFH and its subsidiaries and the payment of fees and expenses in connection with the transactions contemplated by the Merger Agreement and the Senior Credit Facilities. The proceeds of the Revolving Credit Facility will be used to finance ongoing working capital and for other general corporate purposes of the Company and its subsidiaries, including permitted acquisitions and required expenditures under development agreements. As of April 30, 2019, there were no revolving credit borrowings outstanding and $11.6 million of letters of credit were issued under the Revolving Credit Facility. After reserving for issued letters of credit, $113.4 million was available for revolving credit borrowings under the Revolving Credit Facility at April 30, 2019.
Borrowings under the Term Loan B Facility and the Revolving Credit Facility will bear interest at a rate per annum, at the Company's option, of (i) the Alternate Base Rate (as defined in the Senior Credit Facilities) plus the applicable margin of 2.25% or (ii) the LIBOR Rate (as defined in the Senior Credit Facilities) plus the applicable margin of 3.25%.
The Company's obligations under the Senior Credit Facilities are secured by first priority liens on substantially all of the assets of the Company and subsidiary guarantors (including a pledge of all of the capital stock and equity interests of certain subsidiary guarantors).
Under the Senior Credit Facilities, the Company will be required to make mandatory prepayments of borrowings in the event of dispositions of assets, debt issuances and insurance and condemnation proceeds (all subject to certain exceptions).
The Senior Credit Facilities contain certain covenants, including, without limitation, those limiting the Company's and the subsidiary guarantors’ ability to, among other things, incur indebtedness, incur liens, sell or acquire assets or businesses, change the character of its business in any material respects, engage in transactions with related parties, make certain investments, make certain restricted payments or pay dividends.
Under the Senior Credit Facilities, the lenders may terminate their obligation to advance and may declare the unpaid balance of borrowings, or any part thereof, immediately due and payable upon the occurrence and during the continuance of customary defaults which include, without limitation, payment default, covenant defaults, bankruptcy type defaults, defaults on other indebtedness, judgments or upon the occurrence of a change of control (as specified therein).
Redemption of 8% Notes
On April 30, 2019, the Company irrevocably called for the redemption of $275.0 million of 8% Senior Secured Second Lien Notes due 2022 (the “Existing Notes”) and irrevocably deposited with The Bank of New York Mellon Trust Company, N.A., as trustee for the Existing Notes (the “Trustee”), an amount of funds sufficient to redeem such Existing Notes on May 30, 2019 (including accrued interest thereon, to the date of redemption). Consequently, on April 30, 2019, each of the Company and the guarantors under the Existing Notes (i) discharged its respective obligations under the Existing Notes and the Indenture related thereto dated as of April 29, 2015, by and among the Company and the guarantors listed therein, as amended by the Supplemental Indenture in Respect of Guarantee, dated as of July 6, 2017, among the Company, the guarantor named therein and the Trustee (as amended, the “Existing Indenture”), other than those obligations which by the terms of the Existing Indenture survive and (ii) terminated its respective obligations under the Second Lien Security Agreement dated as of April 29, 2015 among the Company, the guarantors party thereto and the Trustee.
Future Restaurant Closures
We evaluate the performance of our restaurants on an ongoing basis including an assessment of the current and future operating results of the restaurant in relation to its cash flow and future occupancy costs, and with regard to franchise agreement renewals, the cost of required capital improvements. We may elect to close restaurants based on these evaluations.
In 2018, excluding one restaurant relocated within its trade area, we closed nine restaurants. We currently anticipate closing a total of 10 to 15 restaurants, of which six have already closed during the first quarter of 2019. Anticipated closings exclude any restaurants being relocated within their trade area, at the end of their respective lease term.
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
Effect of Minimum Wage Increases
Certain of the states and municipalities in which we operate have increased their minimum wage rates for 2019 and in many cases have also approved additional increases for future periods. Most notably, New York State has increased the minimum wage applicable to our business to $12.75 an hour in 2019 (from $11.75 per hour in 2018) with subsequent annual increases reaching $15.00 an hour by July 1, 2021. Since 2015 we have been receiving New York State minimum wage tax credits totaling approximately $500,000 per year that partially offset these additional labor costs. However, the New York State minimum wage tax credits expired in the beginning in 2019. We had 128 restaurants in New York State at March 31, 2019. We typically attempt to offset the effects of wage inflation, at least in part, through periodic menu price increases. However, no assurance can be given that we will be able to offset these wage increases in the future.
Subsequent Events
Merger Agreement
On April 30, 2019, the Company consummated the transaction contemplated by the Agreement and Plan of Merger ("Merger Agreement") dated as of February 19, 2019 among Carrols Restaurant Group, Carrols Holdco Inc., GRC MergerSub Inc. ("GRC MergerSub"), GRC MergerSub LLC, Cambridge Franchise Partners, LLC, Cambridge Franchise Holdings, LLC ("Cambridge Holdings") and New CFH, LLC to acquire 165 Burger King® and 55 Popeyes® restaurants and six convenience stores from Cambridge Holdings (the "Cambridge Acquisition"). Cambridge Holdings received 7,364,413 shares of the Company's common stock, and at closing owned approximately 16.6% of the Company's outstanding common stock. Cambridge Holdings also received 10,000 shares of Series C Convertible Preferred Stock of the Company ("Series C Preferred Stock") which accrues a 9% dividend per annum, payable semi-annually in shares of the Company's common stock and that will be convertible into approximately 7.45 million shares of Carrols common stock. The conversion of the Series C Preferred Stock received by Cambridge Holdings will be subject to a vote of the Company's stockholders which will occur at the Company’s 2019 Annual Meeting of Stockholders, and will automatically convert into the Company's common stock upon stockholder approval of such conversion. All shares issued to Cambridge Holdings are subject to a two year restriction on sale or transfer subject to certain limited exceptions. As part of the transaction, Cambridge Holdings will have the right to designate up to two director nominees and two Cambridge Holdings executives joined the Company's Board of Directors on April 30, 2019.
Pursuant to the Merger Agreement, on April 30, 2019, the merger of GRC MergerSub and Carrols Restaurant Group, Inc. ("OldCRG") was consummated with OldCRG as the surviving entity (the "Holding Company Reorganization") which resulted in OldCRG becoming a wholly-owned subsidiary of Carrols Holdco Inc. ("NewCRG"). On April 30, 2019, OldCRG was renamed "Carrols Holdco Inc." and NewCRG was renamed "Carrols Restaurant Group, Inc." In connection with the Holding Company Reorganization and by operation of Rule 12g-3(a) promulgated under the Securities Exchange Act of 1934 as amended (the "Exchange Act"), NewCRG is the successor issuer to OldCRG and has succeeded to the attributes of OldCRG as the registrant, including OldCRG’s Securities and Exchange Commission ("SEC") file number and CIK number. Shares of NewCRG Common Stock are deemed to be registered under Section 12(b) of the Exchange Act, and NewCRG is subject to the informational requirements of the Exchange Act, and the rules and regulations promulgated thereunder, and will file reports and other information with the SEC using OldCRG’s SEC file number (001-33174). Shares of NewCRG common stock continue to trade on the NASDAQ Global Market under the symbol “TAST”.
Area Development and Remodeling Agreement
The Company, Carrols, Carrols LLC, and BKC have entered into an Area Development and Remodeling Agreement ("Area Development Agreement") commencing on April 30, 2019 and ending on September 30, 2024, which supersedes the Operating Agreement dated as of May 30, 2012, as amended, between Carrols LLC and BKC. Pursuant to the Area Development Agreement, BKC assigned its right of first refusal under its franchise agreements with its franchisees to purchase all of the assets of a Burger King restaurant on the same terms proposed between such franchisee and a third party purchaser (the “ADA ROFR”), in 16 states and a limited number of counties in four additional states, and granted franchise pre-approval to acquire Burger King restaurants until the date that Carrols LLC has acquired more than an aggregate of 500 Burger King restaurants. The continued assignment of the ADA ROFR is subject to suspension or termination in the event of non-compliance by Carrols LLC with certain terms as set forth in the Area Development Agreement. Carrols LLC will pay BKC $3.0 million for the ADA ROFR in four equal installment payments over the course of one year.
Pursuant to the Area Development Agreement, Carrols LLC agreed to open, build and operate 200 new Burger King restaurants and remodel or upgrade 748 Burger King restaurants to BKC’s Burger King of Tomorrow restaurant image over the term of the Area Development Agreement.
Popeyes Development Agreement
In addition, through the Cambridge Acquisition, the Company has assumed Cambridge Holdings' development agreement for Popeyes®, which includes a ROFR for acquisitions in two southern states, as well as, a development commitment for approximately 80 new Popeyes® restaurants over six years.

Results of Operations
Three Months Ended March 31, 2019 Compared to Three Months Ended April 1, 2018

The following table highlights the key components of sales and the number of restaurants in operation for the quarter ended March 31, 2019 as compared to the quarter ended April 1, 2018:

	Three Months Ended
	March 31, 2019	April 1, 2018
Restaurant Sales	290,789	271,586
Change in Comparable Restaurant Sales %	2.4%	6.2%

Restaurants operating at beginning of period	849	807
New restaurants opened, including relocations	2	2
Restaurants acquired	—	1
Restaurants closed	(6)	(3)
Restaurants operating at end of period	845	807
Restaurant Sales. Total restaurant sales in the first quarter of 2019 increased 7.1% to $290.8 million from $271.6 million in the first quarter of 2018. Our comparable restaurant sales increased 2.4% over the prior year quarter consisting of an increase in average check of 0.1%, including a 1.3% effective price increase since the beginning of 2018 offset by higher promotional discounting, and an increase in customer traffic of 2.3%. Restaurant sales also increased due to restaurants acquired since the beginning of 2018 which added $13.0 million of restaurant sales. New restaurants opened since the beginning of 2018 contributed $2.5 million of restaurant sales.
Comparable restaurant sales increased 6.2% in the first quarter of 2018 consisting of an increase in average check of 5.9% and an increase in customer traffic of 0.3%. The effect in the first quarter of 2018 from menu price increases taken since the beginning of 2017 was approximately 3.3%.
Operating Costs and Expenses (percentages stated as a percentage of total restaurant sales). The following table sets forth, for the three months ended March 31, 2019 and April 1, 2018, selected operating results as a percentage of total restaurant sales:

	Three Months Ended
	March 31, 2019	April 1, 2018
Costs and expenses (all restaurants):
Cost of sales	28.4%	26.9%
Restaurant wages and related expenses	34.5%	33.6%
Restaurant rent expense	7.5%	7.4%
Other restaurant operating expenses	15.7%	15.8%
Advertising expense	4.1%	4.1%
General and administrative	6.8%	5.9%
Cost of sales increased to 28.4% in the first quarter of 2019 from 26.9% in the first quarter of 2018 due primarily to higher promotional discounting (1.3%), an increase in commodity costs (0.2%) which is net of a 2.5% reduction in beef costs compared to the prior year, and an unfavorable sales mix effect on promotional items (0.2%) partially offset by menu price increases taken since the beginning of 2018 (0.4%).

Restaurant wages and related expenses increased to 34.5% in the first quarter of 2019 from 33.6% in the first quarter of 2018 due primarily to the effect of hourly labor rate increases of 4.6%, including minimum wage increases, over the prior year, and the impact of higher management wages in newly opened restaurants.
Other restaurant operating expenses decreased to 15.7% in the first quarter of 2019 from 15.8% in the first quarter of 2018 due primarily to lower electricity rates and the leveraging of sales increases on fixed operating expenses.
Advertising expense was 4.1% in both the first three months of 2019 and 2018.
Restaurant rent expense increased to 7.5% in the first quarter of 2019 from 7.4% in the first quarter of 2018 due to the elimination of deferred gain amortization from sale-leaseback transactions ($0.4 million) due to the implementation of the new lease accounting standard combined with higher contingent rent resulting from higher sales volumes.
Restaurant-Level EBITDA. As a result of the factors discussed above, Restaurant-Level EBITDA decreased $4.7 million, or 14.2%, to $28.6 million in the first quarter of 2019, and as a percentage of total restaurant sales, decreased to 9.8% in the first quarter of 2019 from 12.3% in the prior year period. For a reconciliation between Restaurant-Level EBITDA and loss from operations see page 33.
General and Administrative Expenses. General and administrative expenses increased $3.6 million in the first quarter of 2019 to $19.7 million, and as a percentage of total restaurant sales, increased to 6.8% in the first quarter of 2019 from 5.9% in the first quarter of 2018. The increase in general and administrative expense results primarily from $2.6 million of higher acquisition costs due to the Merger Agreement with Cambridge and $0.2 million of additional field management and restaurant manager costs related to the 2018 acquisitions.
Adjusted EBITDA. As a result of the factors above, Adjusted EBITDA decreased to $13.1 million in the first quarter of 2019 from $18.9 million in the first quarter of 2018, and as a percentage of total restaurant sales, decreased to 4.5% in the first quarter of 2019 from 7.0% in the prior year period. For a reconciliation between net loss and EBITDA and Adjusted EBITDA see page 33.
Depreciation and Amortization Expense. Depreciation and amortization expense increased $1.0 million to $15.3 million in the first quarter of 2019 from $14.3 million in the first quarter of 2018 due primarily to our new restaurant development, remodeling initiatives and acquisition of restaurants in 2018.
Impairment and Other Lease Charges. Impairment and other lease charges were $0.9 million in the first quarter of 2019 consisting of $0.7 million related to initial impairment charges for two underperforming restaurants, capital expenditures of $0.1 million at previously impaired restaurants, and $0.1 million of other lease charges primarily due to the de-imaging of six restaurants closed during the first quarter.
During the first quarter of 2018, we recorded impairment and other lease charges of $0.3 million which included $0.1 million of capital expenditures at previously impaired restaurants, a loss of $0.1 million associated with a sale-leaseback of a restaurant property, and $0.1 million of other lease charges associated with the closure of two underperforming restaurants.
Other Income, net. Other income, net includes other income of $1.9 million related to a settlement with BKC for their approval of new restaurant development by other franchisees which unfavorably impacted the Company's restaurants, a gain on a sale-leaseback transaction of $0.1 million, and a gain related to an insurance recovery from a fire at one of our restaurants in the prior year of $0.1 million.
Interest Expense. Interest expense was $5.9 million in both the first quarters of 2019 and 2018. The weighted average interest rate on our long-term debt, excluding lease financing obligations, was 7.9% in both the first quarter of 2019 and 2018.
Provision (benefit) for Income Taxes. The provision (benefit) for income taxes is lower than the statutory rate due to the effect of fixed tax credits relative to our estimated pre-tax income (loss). For the three months ended March 31, 2019, the provision for income taxes was derived using an estimated effective annual income tax rate for all of 2019 of (3.1)%. For the three months ended April 1, 2018, the benefit for income taxes was derived using an estimated effective annual tax rate for all of 2018 of 0.6%.
Net Loss. As a result of the above, the net loss for the first quarter of 2019 was $11.5 million, or $0.32 per diluted share, compared to the net loss in the first quarter of 2018 of $3.1 million, or $0.09 per diluted share.
Reconciliations of net loss to EBITDA, Adjusted EBITDA and Adjusted net loss, and income (loss) from operations to Restaurant-Level EBITDA for the three months ended March 31, 2019 and April 1, 2018 are as follows (in thousands, except for per share data):

	Three Months Ended
Reconciliation of EBITDA and Adjusted EBITDA:	March 31, 2019	April 1, 2018
Net loss	$(11,469)	$(3,102)
Provision (benefit) for income taxes	354	(138)
Interest expense	5,947	5,926
Depreciation and amortization	15,292	14,250
EBITDA	10,124	16,936
Impairment and other lease charges	910	309
Acquisition costs (1)	2,656	105
Other income, net (2)	(2,129)	—
Gain on bargain purchase	—	(22)
Stock-based compensation expense	1,526	1,585
Adjusted EBITDA	$13,087	$18,913

Reconciliation of Restaurant-Level EBITDA:
Income (loss) from operations	$(5,168)	$2,664
Add:
General and administrative expenses	19,724	16,136
Depreciation and amortization	15,292	14,250
Impairment and other lease charges	910	309
Other income, net (2)	(2,129)	—
Restaurant-Level EBITDA	$28,629	$33,359

Reconciliation of Adjusted net income:
Net loss	$(11,469)	$(3,102)
Add:
Impairment and other lease charges	910	309
Acquisition costs (1)	2,656	105
Other income, net (2)	(2,129)	—
Gain on bargain purchase	—	(22)
Income tax effect on above adjustments (3)	(359)	(82)
Adjusted net loss	$(10,391)	$(2,792)
Adjusted diluted net loss per share (4)	$(0.29)	$(0.08)

(1)	Acquisition costs include legal and professional fees incurred in connection with restaurant acquisitions and in 2019, the Merger Agreement, which were included in general and administrative expense.

(2)
Other income for the three months ended March 31, 2019 includes other income of $1.9 million related to a settlement with BKC for their approval of new restaurant development by other franchisees which unfavorably impacted the Company's restaurants, a gain on a sale-leaseback transaction of $0.1 million, and a gain of $0.1 million related to an insurance recovery from a fire at one of our restaurants.

(3)
The income tax effect related to the adjustments for impairment and other lease charges, gain on bargain purchase, other income and acquisition costs during the periods presented was calculated using an effective income tax rate of 25% for the three months ended March 31, 2019 and 21% for the three months ended April 1, 2018, respectively.

(4)	Adjusted diluted net loss per share is calculated based on Adjusted net loss and the dilutive weighted average common shares outstanding for the respective periods, where applicable.
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
Interest payments under our debt obligations, capital expenditures including our remodeling initiatives, payments of royalties and advertising to BKC and payments related to our lease obligations represent significant liquidity requirements for us, as well as any discretionary expenditures for the acquisition or development of additional Burger King restaurants. We believe our cash balances, cash generated from our operations and availability of revolving credit borrowings under our new Senior Credit Facilities will provide sufficient cash availability to cover our anticipated working capital needs, capital expenditures and debt service requirements for the next twelve months.
Operating Activities. Net cash provided by operating activities in the first three months of 2019 decreased to $8.0 million from $19.8 million in the first three months of 2018 due primarily to a decrease in Adjusted EBITDA of $5.8 million combined with a $6.0 million reduction in working capital.
Investing Activities. Net cash used for investing activities in the first three months of 2019 and 2018 was $15.8 million and $18.8 million, respectively. In the first three months of 2019 we received net proceeds of $2.3 million from one sale-leaseback transaction and received $0.1 million of proceeds from an insurance recovery related to a fire at one of our restaurants in 2019.
The first three months of 2018 included the purchase of certain restaurant properties to be sold in sale-leaseback transactions for $2.2 million. Investing activities in the first three months of 2018 also included net proceeds of $1.3 million from one sale-leaseback transaction.
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

The following table sets forth our capital expenditures for the periods presented (in thousands):

Three Months Ended March 31, 2019
New restaurant development	$5,507
Restaurant remodeling	7,607
Other restaurant capital expenditures	4,474
Corporate and restaurant information systems	587
Total capital expenditures	$18,175
Three Months Ended April 1, 2018
New restaurant development	$7,132
Restaurant remodeling	7,054
Other restaurant capital expenditures	3,201
Corporate and restaurant information systems	541
Total capital expenditures	$17,928
Financing Activities. Net cash provided by financing activities in the first three months of 2019 was $5.4 million due primarily to net revolving credit borrowings of $6.3 million net of principal payments on finance leases of $0.5 million and costs associated with the new Senior Credit Facilities of $0.4 million which closed on April 30, 2019. Net cash provided by financing activities in the first three months of 2018 was $4.1 million due primarily to revolving credit borrowings of $4.5 million net of principal payments on finance leases of $0.4 million.
8% Senior Secured Second Lien Notes. The $275 million principal amount of 8% Notes matured on May 1, 2022. Interest was payable semi-annually on May 1 and November 1. The 8% Notes were guaranteed by our material subsidiaries and were secured by second-priority liens on substantially all of our and our subsidiaries' assets (including a pledge of all of the capital stock and equity interests of our subsidiaries).
The 8% Notes were redeemable at our option in whole or in part at any time after May 1, 2018 at a price of 104% of the principal amount plus accrued and unpaid interest, if any, if redeemed before May 1, 2019, 102% of the principal amount plus accrued and unpaid interest, if any, if redeemed after May 1, 2019 but before May 1, 2020 and 100% of the principal amount plus accrued and unpaid interest, if any, if redeemed after May 1, 2020.
The 8% Notes were jointly and severally guaranteed, unconditionally and in full by our subsidiaries which are directly or indirectly 100% owned by us. Separate condensed consolidating information is not included because Carrols Restaurant Group is a holding company that has no independent assets or operations. There are no significant restrictions on our ability or any of the guarantor subsidiaries' ability to obtain funds from its respective subsidiaries. All consolidated amounts in our financial statements are representative of the combined guarantors.
The indenture governing the 8% Notes included certain covenants, including limitations and restrictions on our and our subsidiaries who are guarantors under such indenture to, among other things: incur indebtedness or issue preferred stock; incur liens; pay dividends or make distributions in respect of capital stock or make certain other restricted payments or investments; sell assets; agree to payment restrictions affecting certain subsidiaries; enter into transaction with affiliates; or merge, consolidate or sell substantially all of our assets.
The indenture governing the 8% Notes and the security agreement provided that any capital stock and equity interests of any of our subsidiaries would be excluded from the collateral to the extent that the par value, book value or market value of such capital stock or equity interests exceeds 20% of the aggregate principal amount of the 8% Notes then outstanding.
The indenture governing the 8% Notes contained customary default provisions, including without limitation, a cross default provision pursuant to which it is an event of default under the 8% Notes and the indenture governing the 8% Notes if there is a default under any of our indebtedness having an outstanding principal amount of $20.0 million or more which results in the acceleration of such indebtedness prior to its stated maturity or is caused by a failure to pay principal when due.

See " - Redemption of 8% Notes".
Prior Senior Credit Facility. On May 30, 2012, we entered into a senior credit facility, which was most recently amended on June 20, 2017 to increase the permitted indebtedness of our second lien notes to a principal amount not to exceed $300.0 million in order to provide for the additional $75 million principal amount of the 8% Notes issued on June 23, 2017. Previously, on January 13, 2017, we entered into an amendment to our senior credit facility to, among other things, increase maximum revolving credit borrowings to $73.0 million (including $20.0 million available for letters of credit). The amended senior credit facility also provided for potential incremental borrowing increases of up to $25.0 million, in the aggregate. As of March 31, 2019, there were $6.3 million revolving credit borrowings outstanding and $11.6 million of letters of credit were issued under the senior credit facility. After reserving for issued letters of credit, $55.1 million was available for revolving credit borrowings under the amended senior credit facility at March 31, 2019.
Borrowings under the prior senior credit facility bore interest at a rate per annum, at our option, of:
(i) the Alternate Base Rate plus the applicable margin of 1.75% to 2.75% based on our Adjusted Leverage Ratio, or
(ii) the LIBOR Rate plus the applicable margin of 2.75% to 3.75% based on our Adjusted Leverage Ratio (all terms as defined under the senior credit facility).
At March 31, 2019 our LIBOR Rate margin was 2.75% and the Alternate Base Rate margin was 1.75% based on our Adjusted Leverage Ratio at the end of the fourth quarter of 2018.
Our obligations under the prior senior credit facility were jointly and severally guaranteed by our subsidiaries and were secured by first priority liens on substantially all of our assets, including a pledge of all of the capital stock and equity interests of our subsidiaries.
Under the amended senior credit facility, we were required to make mandatory prepayments of borrowings in the event of dispositions of assets, debt issuances and insurance and condemnation proceeds (all subject to certain exceptions).
The amended senior credit facility contained certain covenants, including without limitation, those limiting our and our subsidiaries' ability to, among other things, incur indebtedness, incur liens, sell or acquire assets or businesses, change the character of its business in all material respects, engage in transactions with related parties, make certain investments, make certain restricted payments or pay dividends. In addition, the amended senior credit facility required us to meet certain financial ratios, including a Fixed Charge Coverage Ratio, Adjusted Leverage Ratio and First Lien Leverage Ratio (all as defined under the amended senior credit facility). We were in compliance with the financial covenants under our senior credit facility at March 31, 2019.
The amended senior credit facility contained customary default provisions, including that the lenders may terminate their obligation to advance and may declare the unpaid balance of borrowings, or any part thereof, immediately due and payable upon the occurrence and during the continuance of customary defaults which include, without limitation, payment default, covenant defaults, bankruptcy type defaults, cross-defaults on other indebtedness, judgments or upon the occurrence of a change of control.
See " - Refinancing of Indebtedness and New Senior Credit Facilities".
Contractual Obligations
A table of our contractual obligations as of December 30, 2018 was included in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended December 30, 2018. Except as follows, there have been no significant changes to our contractual obligations during the three months ended March 31, 2019.
Effective December 31, 2018, the first day of fiscal 2019, we adopted ASC Topic 842, Leases, which resulted in recognition of additional net lease liabilities of approximately $542.9 million. Refer to to Item 1. Financial Statements – Note 6 – Leases for additional information regarding the adoption of ASC Topic 842.

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
Application of Critical Accounting Policies
Our unaudited condensed consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in the “Significant Accounting Policies” footnote in the notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2018. Critical accounting estimates are those that require application of management’s most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. Except as set forth below, there have been no material changes affecting our critical accounting policies previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 30, 2018.
Effective December 31, 2018, the first day of fiscal 2019, we adopted ASC Topic 842, Leases, which resulted in changes to our critical accounting policy relating to lease accounting. Refer to Item 1. Financial Statements – Note 1 – Basis of Presentation for additional information regarding the new and updated policies as a result of the adoption of ASC Topic 842.
Forward Looking Statements
This Quarterly Report on Form 10-Q contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements that are predictive in nature or that depend upon or refer to future events or conditions are forward-looking statements. These statements are often identified by the words “may”, “might", “will”, “should”, “anticipate”, “believe”, “expect”, “intend”, “estimate”, “hope”, “plan” or similar expressions. In addition, expressions of our strategies, intentions or plans are also forward looking statements. These statements reflect management’s current views with respect to future events and are subject to risks and uncertainties, both known and unknown. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their date. There are important factors that could cause actual results to differ materially from those in forward-looking statements, many of which are beyond our control. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected or implied in the forward-looking statements. We have identified significant factors that could cause actual results to differ materially from those stated or implied in the forward-looking statements. We believe important factors that could cause actual results to differ materially from our expectations include the following, in addition to other risks and uncertainties discussed herein and in our Annual Report on Form 10-K for the fiscal year ended December 30, 2018:

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

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes from the information presented in Item 7A included in our Annual Report on Form 10-K for the year ended December 30, 2018 with respect to our market risk sensitive instruments.
A 1% change in interest rates would have resulted in a nominal change to interest expense for both the three months ended March 31, 2019 and April 1, 2018, respectively.
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
Evaluation of Disclosure Controls and Procedures. We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2019.

Changes in Internal Control. Except as set forth below, during the first quarter of 2019, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
During the three months ended March 31, 2019, we updated our lease accounting system and implemented a new lease accounting process in response to the adoption of ASU No. 2016-02, effective December 31, 2018, the first day of fiscal 2019. These implementations resulted in a material change in a component of our internal control over financial reporting. The operating effectiveness of these changes to our internal control over financial reporting were evaluated as part of our quarterly assessment of the effectiveness of internal control over financial reporting as of the three months ended March 31, 2019.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
We are a party to various litigation matters that arise in the ordinary course of business. We do not believe that the outcome of any of these other matters meet the disclosure or recognition standards, nor will they have a material adverse effect on our consolidated financial statements.
Item 1A. Risk Factors
Part I-Item 1A of Annual Report on Form 10-K for the fiscal year ended December 30, 2018 describes important factors that could materially adversely affect our business, consolidated financial condition or results of operations or cause our operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-Q or presented elsewhere by management from time-to-time. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 30, 2018.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information
None

Item 6. Exhibits
(a)The following exhibits are filed as part of this report.

Exhibit No.
10.1	Development Agreement dated as of October 9, 2017 between Popeyes Louisiana Kitchen, Inc. and Cambridge Quality Chicken, LLC
10.2
First Amendment to Development Agreement dated as of June 27, 2018 among Popeyes Louisiana Kitchen, Inc. and Cambridge Quality Chicken, LLC, Frayser Quality, LLC, Cambridge Chicken Holdings, LLC, Matt Perelman and Alex Sloane

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

CARROLS RESTAURANT GROUP, INC.

Date: May 10, 2019	/s/ Daniel T. Accordino
(Signature)
Daniel T. Accordino Chief Executive Officer

Date: May 10, 2019	/s/ Paul R. Flanders
(Signature)
Paul R. Flanders Vice President, Chief Financial Officer and Treasurer