Form 10-Q
period 2019-06-30
CARROLS RESTAURANT GROUP, INC.
filed 2019-08-09
CIK 809248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the to use the extended transition period for complying with any new or revised financial accounting registrant has elected not standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 5, 2019, Carrols Restaurant Group, Inc. had 44,371,515 shares of its common stock, $.01 par value, outstanding.

CARROLS RESTAURANT GROUP, INC.
FORM 10-Q
QUARTER ENDED JUNE 30, 2019

PART I—FINANCIAL INFORMATION
ITEM 1—INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CARROLS RESTAURANT GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	June 30, 2019	December 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$3,412	$4,014
Trade and other receivables	13,148	11,693
Inventories	12,393	10,396
Prepaid rent	3,563	1,880
Prepaid expenses and other current assets	10,113	6,695
Total current assets	42,629	34,678
Property and equipment, net of accumulated depreciation of $353,094 and $328,873, respectively	353,735	289,817
Franchise rights, net of accumulated amortization of $112,093 and $108,021, respectively (Note 3)	325,173	175,897
Goodwill (Note 3)	106,163	38,469
Franchise agreements, at cost less accumulated amortization of $12,039 and $12,022, respectively	32,407	24,414
Operating right-of-use assets, net	785,000	—
Deferred income taxes (Note 8)	34,692	28,291
Other assets	9,868	8,685
Total assets	$1,689,667	$600,251
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and finance lease liabilities (Notes 6 and 7)	$6,512	$1,948
Current portion of operating lease liabilities	39,715	—
Accounts payable	29,652	29,143
Accrued interest	221	3,818
Accrued payroll, related taxes and benefits	29,567	28,719
Accrued real estate taxes	7,608	5,910
Other liabilities	21,336	12,601
Total current liabilities	134,611	82,139
Long-term debt and finance lease liabilities, net of current portion (Notes 6 and 7)	436,541	276,823
Lease financing obligations	1,195	1,196
Operating lease liabilities	777,054	—
Deferred income—sale-leaseback of real estate	—	10,073
Accrued postretirement benefits	4,387	4,320
Other liabilities (Note 5)	9,895	40,160
Total liabilities	1,363,683	414,711
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, par value $.01; authorized 20,000,000 shares, issued and outstanding—10,100 shares	—	—
Voting common stock, par value $.01; authorized—100,000,000 shares, issued—44,371,515 and 36,583,903 shares, respectively, and outstanding—43,481,142 and 35,742,427 shares, respectively	435	357
Additional paid-in capital	298,381	150,459
Retained earnings	27,814	35,511
Accumulated other comprehensive loss	(646)	(646)
Treasury stock, at cost	—	(141)
Total stockholders’ equity	325,984	185,540
Total liabilities and stockholders’ equity	$1,689,667	$600,251

See accompanying notes to unaudited condensed consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Restaurant sales	$368,559	$303,050	$659,348	$574,636
Costs and expenses:
Cost of sales	109,157	81,917	191,732	154,922
Restaurant wages and related expenses	121,140	96,954	221,332	188,098
Restaurant rent expense	26,690	19,879	48,606	39,853
Other restaurant operating expenses	56,308	44,589	101,913	87,428
Advertising expense	14,677	12,356	26,549	23,621
General and administrative (including stock-based compensation expense of $1,282, $1,385, $2,808 and $2,970 respectively)	20,620	16,020	40,344	32,156
Depreciation and amortization	17,121	14,621	32,413	28,871
Impairment and other lease charges (Note 4)	367	2,881	1,277	3,190
Other expense (income), net	376	—	(1,753)	—
Total operating expenses	366,456	289,217	662,413	558,139
Income (loss) from operations	2,103	13,833	(3,065)	16,497
Loss on extinguishment of debt	7,443	—	7,443	—
Interest expense	6,900	5,917	12,847	11,843
Gain on bargain purchase (Note 2)	—	(208)	—	(230)
Income (loss) before income taxes	(12,240)	8,124	(23,355)	4,884
Provision (benefit) for income taxes (Note 8)	(8,508)	336	(8,154)	198
Net income (loss)	$(3,732)	$7,788	$(15,201)	$4,686
Basic and diluted net income (loss) per share (Note 13)	$(0.09)	$0.17	$(0.39)	$0.10
Weighted average common shares outstanding:
Basic	41,051,354	35,720,243	38,548,246	35,693,027
Diluted	41,051,354	45,201,266	38,548,246	45,234,604
Comprehensive income (loss), net of tax:
Net income (loss)	$(3,732)	$7,788	$(15,201)	$4,686
Other comprehensive income	—	—	—	—
Comprehensive income (loss)	$(3,732)	$7,788	$(15,201)	$4,686

See accompanying notes to unaudited condensed consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share and per share amounts)
(Unaudited)

							Accumulated
					Additional		Other		Total
	Common Stock		Preferred Stock		Paid-In	Retained	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Stock	Equity
Balance, December 31, 2018	35,742,427	$357	100	$—	$150,459	$35,511	$(646)	$(141)	$185,540
Stock-based compensation	—	—	—	—	1,526	—	—	—	1,526
Vesting of non-vested shares	371,824	4	—	—	(4)	—	—	—	—
Net loss	—	—	—	—	—	(11,469)	—	—	(11,469)
Adoption of ASC 842, net of taxes (Note 6)	—	—	—	—	—	7,504	—	—	7,504
Balance, March 31, 2019	36,114,251	$361	100	$—	$151,981	$31,546	$(646)	$(141)	$183,101
Stock-based compensation	—	—	—	—	1,282	—	—	—	1,282
Vesting of non-vested shares	2,478	—	—	—	—	—	—	—	—
Issuance of common and preferred stock	7,364,413	74	10,000	—	145,259	—	—	—	145,333
Retirement of treasury stock	—	—	—	—	(141)	—	—	141	—
Net loss	—	—	—	—	—	(3,732)	—	—	(3,732)
Balance, June 30, 2019	43,481,142	$435	10,100	$—	$298,381	$27,814	$(646)	$—	$325,984

Balance, December 31, 2017	35,436,252	$354	100	$—	$144,650	$25,407	$(1,210)	$(141)	$169,060
Stock-based compensation	—	—	—	—	1,585	—	—	—	1,585
Vesting of non-vested shares	283,248	3	—	—	(3)	—	—	—	—
Net loss	—	—	—	—	—	(3,102)	—	—	(3,102)
Balance, April 1, 2018	35,719,500	$357	100	$—	$146,232	$22,305	$(1,210)	$(141)	$167,543
Stock-based compensation	—	—	—	—	1,385	—	—	—	1,385
Vesting of non-vested shares	3,338	1	—	—	(1)	—	—	—	—
Net income	—	—	—	—	—	7,788	—	—	7,788
Balance, July 1, 2018	35,722,838	$358	100	$—	$147,616	$30,093	$(1,210)	$(141)	$176,716

See accompanying notes to unaudited condensed consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except share and per share amounts)

CARROLS RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Six Months Ended
	June 30, 2019	July 1, 2018
Cash flows provided by operating activities:
Net income (loss)	$(15,201)	$4,686
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on disposals of property and equipment	508	209
Stock-based compensation	2,808	2,970
Gain on bargain purchase (Note 2)	—	(230)
Gain on settlement agreement (Note 14)	(1,913)	—
Impairment and other lease charges	1,277	3,190
Depreciation and amortization	32,413	28,871
Amortization of deferred financing costs	719	601
Amortization of bond premium and discount on debt	(264)	(449)
Amortization of deferred gains from sale-leaseback transactions	—	(790)
Deferred income taxes	(8,219)	38
Change in refundable income taxes	(41)	—
Loss on extinguishment of debt - non-cash	129	—
Changes in other operating assets and liabilities	(1,384)	(269)
Net cash provided by operating activities	10,832	38,827
Cash flows used for investing activities:
Capital expenditures:
New restaurant development	(19,120)	(12,157)
Restaurant remodeling	(12,990)	(10,995)
Other restaurant capital expenditures	(8,784)	(7,973)
Corporate and restaurant information systems	(2,198)	(1,338)
Total capital expenditures	(43,092)	(32,463)
Acquisition of restaurants, net of cash acquired (Note 2)	(127,980)	—
Properties purchased for sale-leaseback	—	(2,123)
Proceeds from sale-leaseback transactions	4,637	2,862
Proceeds from insurance recoveries	123	—
Net cash used for investing activities	(166,312)	(31,724)
Cash flows provided by financing activities:
Proceeds from issuance of Term Loan B Facility	422,875	—
Retirement of 8% Senior Secured Second Lien Notes, premium and fees	(280,500)	—
Borrowings under prior revolving credit facility	—	4,500
Repayments under prior revolving credit facility	—	(4,500)
Borrowings under new revolving credit facility	175,750	—
Repayments under new revolving credit facility	(150,750)	—
Proceeds from lease financing obligations	—	2,692
Payments on finance lease liabilities	(981)	(888)
Costs associated with financing long-term debt	(11,516)	(154)
Net cash provided by financing activities	154,878	1,650
Net increase (decrease) in cash and cash equivalents	(602)	8,753
Cash and cash equivalents, beginning of period	4,014	29,412
Cash and cash equivalents, end of period	$3,412	$38,165
CARROLS RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(In thousands)
(Unaudited)

	Six Months Ended
	June 30, 2019	July 1, 2018
Supplemental disclosures:
Interest paid on long-term debt	$15,988	$11,639
Interest paid on lease financing obligations	$52	$52
Accruals for capital expenditures	$4,882	$3,230
Common and preferred stock issued for consideration in acquisition	$145,333	$—
Income taxes paid	$138	$133
Lease assets obtained in exchange for new operating lease liabilities	$36,124	$—
Lease assets and liabilities resulting from lease modifications	$10,255	$—
Finance lease obligations acquired or incurred	$518	$—

See accompanying notes to unaudited condensed consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except share and per share amounts)

1. Basis of Presentation
Business Description. At June 30, 2019 Carrols Restaurant Group, Inc. ("Carrols Restaurant Group") operated, as franchisee, 1,023 Burger King® restaurants in 23 Northeastern, Midwestern and Southeastern states. At June 30, 2019, the Company also operated 58 Popeyes® in 7 Southeastern states.
Basis of Consolidation. Carrols Restaurant Group, Inc. is a holding company and conducts all of its operations through its wholly-owned subsidiaries Carrols Corporation (“Carrols”) and Carrols' wholly-owned subsidiary, Carrols LLC, a Delaware limited liability company, and Carrols LLC's wholly-owned subsidiary Republic Foods, Inc., a Maryland corporation ("Republic Foods"), and effective on April 30, 2019, New CFH, LLC and it's wholly-owned subsidiaries. New CFH's direct wholly-owned subsidiaries include Alabama Quality, LLC, Carolina Quality, LLC, Cambridge Quality Chicken, LLC, Frayser Holdings, LLC, Louisiana Quality, LLC, Cambridge Franchise Real Estate, LLC, Cambridge Real Estate Development, LLC, Carolina Quality Properties, LLC, CFH Real Estate, LLC, and Tennessee Quality, LLC. Unless the context otherwise requires, Carrols Restaurant Group and its wholly-owned subsidiaries are collectively referred to as the “Company.” All intercompany transactions have been eliminated in consolidation.
Fiscal Year. The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. The three and six months ended June 30, 2019 and July 1, 2018 each contained thirteen and twenty-six weeks, respectively. The 2019 fiscal year will end December 29, 2019 and will contain 52 weeks.
Basis of Presentation. The accompanying unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2019 and July 1, 2018 have been prepared without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission and do not include certain of the information and the footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of such unaudited condensed consolidated financial statements have been included. The results of operations for the three and six months ended June 30, 2019 and July 1, 2018 are not necessarily indicative of the results to be expected for the full year.
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
Segment Information. Operating segments are components of an entity for which separate financial information is available and is regularly reviewed by the chief operating decision maker in order to allocate resources and assess performance. The Company's chief operating decision maker currently evaluates the Company's operations from a number of different operational perspectives; however resource allocation decisions are determined based on the chief operating decision maker's evaluation of the total Company operations. The Company derives all significant revenues from a single operating segment. Accordingly, the Company views the operating results of its restaurants as one reportable segment.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

Business Combinations. In accordance with ASC 805, the Company allocates the purchase price of an acquired business to its net identifiable assets and liabilities based on the estimated fair values. The excess of the purchase price over the amount allocated to the assets and liabilities, if any, is recorded as goodwill. The excess value of the net identifiable assets and liabilities acquired over the purchase price, if any, is recorded as a bargain purchase gain. The Company uses all available information to estimate fair values of identifiable intangible assets and property acquired. In making these determinations, the Company sometimes engages an independent third party valuation specialist to assist with the valuation of certain leasehold improvements, franchise rights and favorable and unfavorable leases.
The Company estimates that the seller's carrying value of acquired restaurant equipment, subject to certain adjustments, is equivalent to fair value of this equipment at the date of the acquisition. The fair values of assumed franchise agreements are valued as if the remaining term of the agreement is at the market rate. The fair values of acquired land, buildings, certain leasehold improvements and restaurant equipment subject to finance leases are determined using both the cost approach and market approach. The fair value of the favorable and unfavorable leases acquired, right-of-use assets, right-of-use liabilities, as well as the fair value of land, buildings, leasehold improvements and restaurant equipment subject to finance leases acquired is measured using significant inputs observable in the open market. The Company categorizes all such inputs as Level 2 inputs under ASC 820. The fair value of acquired franchise rights is primarily determined using the income approach, and unobservable inputs classified as Level 3 under ASC 820.

Cash and Cash Equivalents. The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. At June 30, 2019, the Company did not have any cash invested in money market funds. At December 30, 2018, the Company had $2.3 million, invested in money market funds, which are classified as cash equivalents on the condensed consolidated balance sheet.
Fair Value of Financial Instruments. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. In determining fair value, the accounting standards establish a three level hierarchy for inputs used in measuring fair value as follows: Level 1 inputs are quoted prices in active markets for identical assets or liabilities; Level 2 inputs are observable for the asset or liability, either directly or indirectly, including quoted prices in active markets for similar assets or liabilities; and Level 3 inputs are unobservable and reflect the Company's own assumptions. Financial instruments include cash and cash equivalents, trade and other receivables, accounts payable and long-term debt. The carrying amounts of cash and cash equivalents, trade and other receivables and accounts payable approximate fair value because of the short-term nature of these financial instruments. The carrying amount of the Term Loan B Credit Facility at June 30, 2019 approximate fair value because of its variable rate. The Carrols Restaurant Group 8.0% Senior Secured Second Lien Notes due 2022 were redeemed in full as of June 30, 2019. At December 30, 2018, the fair value of the of the 8.0% Senior Secured Second Lien Notes was based on a recent trading value, which is considered Level 2, and was approximately $277.1 million.
Fair value measurements of non-financial assets and non-financial liabilities are primarily used in the impairment analysis of long-lived assets, goodwill and intangible assets. Long-lived assets and definite-lived intangible assets are measured at fair value on a nonrecurring basis using Level 3 inputs. As described in Note 4, the Company recorded long-lived asset impairment charges of $0.3 million and $1.1 million during the three and six months ended June 30, 2019, respectively, and $2.3 million and $2.4 million during the three and six months ended July 1, 2018.
Recently Issued Accounting Pronouncements Adopted. The Company adopted Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842) on December 31, 2018, the first day of fiscal 2019. The new standard requires a lessee to recognize a liability for lease obligations, representing the discounted obligation to make minimum lease payments, and a corresponding right-of-use asset on the balance sheet for all leases with a term longer than 12 months.
The Company elected the optional transition method to initially apply the new lease standard at the adoption date and accordingly, financial information for periods prior to the date of initial application have not been adjusted. The Company has elected the package of practical expedients, which permits the Company to not reassess its prior conclusions regarding lease identification, lease classification and initial direct costs. The Company did not elect to

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

use the allowed expedient that permitted the use of hindsight or the expedient in determining lease term or impairment of right-of-use assets. In addition, the Company elected a short-term lease exemption policy that permits the Company to not apply the recognition requirements of the new lease standard to leases with a term of 12 months or less. The Company also elected an accounting policy to not separate lease and non-lease components for certain classes of leases.
Upon adoption of this ASU, the Company recognized lease liabilities of approximately $542.9 million, based on the present value of remaining minimum rental payments discounted at the Company's incremental borrowing rate and right-of-use assets of approximately $517.6 million. The difference between the right-of-use assets and operating lease liabilities is related to prepaid and deferred non-level rents, unamortized lease acquisition costs and unamortized favorable and unfavorable lease balances. The Company has recognized an adjustment to retained earnings upon adoption of $7.5 million, net of the deferred tax impact, to eliminate the historical deferred gains on qualified sale-leaseback transactions. Adoption of this ASU did not materially impact the condensed consolidated statements of cash flows or any covenant related to the Company's long-term debt.
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
2. Acquisitions
In 2012, as part of an acquisition of restaurants from Burger King Corporation ("BKC"), the Company was assigned BKC's right of first refusal on the sale of franchisee-operated restaurants in 20 states (the "ROFR"). Since the beginning of 2018, the Company has acquired an aggregate of 222 Burger King restaurants and 55 Popeyes restaurants from other franchisees in the following transactions, some of which were acquired pursuant to the exercise of the ROFR (in thousands, except number of restaurants):

Closing Date		Number of Restaurants	Purchase Price	Market Location
2018 Acquisitions:
February 13, 2018	(1)	1	$—	New York
August 21, 2018	(2)	2	1,666	Detroit, Michigan
September 5, 2018	(2)	31	25,930	Western Virginia
October 2, 2018		10	10,506	South Carolina and Georgia
		44	38,102
2019 Acquisitions:
April 30, 2019	(3)	220	257,525	Southeastern states
June 11, 2019		13	15,788	Baltimore, Maryland
Total 2018 and 2019 Acquisitions		277	$311,415

(1)
The Company recorded a bargain purchase gain because the fair value of assets acquired, largely representing a franchise right asset of $0.3 million, exceeded the total fair value of consideration paid by $0.2 million.

(2)	Acquisitions resulting from the exercise of the ROFR with Burger King.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

(3)	During the second quarter of 2019, the Company completed the merger with New CFH, LLC (“Cambridge”) and acquired 165 Burger King restaurants and 55 Popeyes restaurants. See further discussion below.
2019 Acquisitions
On April 30, 2019 the Company completed a merger with Cambridge ("the Cambridge Merger") for a purchase price of $257.5 million through the issuance of shares of stock which consisted of (i) approximately 7.4 million shares of common stock, (ii) 10,000 shares of the Company's newly designated Series C Convertible Preferred Stock, convertible into approximately 7.5 million shares of common stock, and (iii) the retirement of approximately $112.2 million of the outstanding indebtedness of Cambridge. The conversion of the Series C Preferred Stock will be subject to a vote of the Company's stockholders at the Company’s 2019 Annual Meeting of Stockholders to be held on August 29, 2019 (and to the extent not approved, at any stockholder meeting thereafter), and will automatically convert into the Company's common stock upon stockholder approval of such conversion. All shares issued are subject to a two year restriction on sale or transfer subject to certain limited exceptions. As part of the transaction, Cambridge has the right to designate up to two director nominees and two Cambridge Holdings executives joined the Company's Board of Directors on April 30, 2019.
Under the purchase method of accounting, the aggregate purchase price is allocated to the net tangible and intangible assets based on their estimated fair values on the acquisition date. For purposes of estimating the total purchase price in connection with the Cambridge merger, we have assumed the issuance of 14.9 million shares of common stock which includes the conversion of the Company's Series C Preferred Stock into common stock as the Company believes this is the most likely scenario. If the conversion does not occur at the 2019 Annual Meeting of Stockholders on August 29, 2019, the fair value of the Series C Preferred Stock could be adjusted; which would impact the allocation of the purchase price for the Cambridge Merger. The value for the common stock of $145.3 million was based on the $9.81 closing price of the Company's stock on the date of acquisition. See Note 12—Preferred Stock for further information.
The Company has engaged a third party valuation specialist to assist with the valuation of assets acquired. As the values of certain assets and liabilities are preliminary in nature, the fair values for the equity consideration, property and equipment, favorable and unfavorable leases which are an adjustment to the right-of-use assets under ASC 842, restaurant equipment, franchise rights and goodwill are subject to adjustment as additional information is obtained. The preliminary fair value of property and equipment, franchise agreements, and favorable and unfavorable lease value of the right-of-use assets was based on the assets carrying value due to recent valuations completed by Cambridge on the acquisition of 132 restaurants and construction of 33 new restaurants in the last three years. When the independent valuation is finalized, changes to the preliminary valuation of assets acquired or liabilities assumed may result in material adjustments to the estimated fair value of identifiable assets acquired, including franchise rights, goodwill, and the related deferred taxes.
Goodwill recorded in connection with the Cambridge Merger represents a preliminary assessment of costs in excess of fair values assigned to the underlying net assets of acquired restaurants. Goodwill is not expected to be deductible for income tax purposes for the Cambridge Merger.
The Company allocated the aggregate purchase price to the net tangible and intangible assets acquired in the Cambridge Merger at their estimated fair values. The following table summarizes the preliminary allocation of the aggregate purchase price for the Cambridge Merger reflected in the condensed consolidated balance sheets as of June 30, 2019.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

Inventory	$2,865
Prepaid expenses	3,074
Other assets	2,230
Land and buildings	19,746
Restaurant equipment	26,729
Right-of-use assets	250,544
Leasehold improvements	3,941
Franchise fees	7,308
Franchise rights	144,499
Goodwill	67,639
Operating lease liabilities	(255,015)
Accounts payable	(5,229)
Accrued payroll, related taxes and benefits	(2,990)
Other liabilities	(7,816)
Net assets acquired	$257,525
The Company allocated the aggregate purchase price to the net tangible and intangible assets acquired in the 2019 acquisitions (other than the Cambridge Merger) at their estimated fair values. The following table summarizes the preliminary allocation of the aggregate purchase price for the 2019 acquisitions reflected in the condensed consolidated balance sheets as of June 30, 2019.

Inventory	$147
Restaurant equipment	706
Restaurant equipment - subject to finance leases	150
Right-of-use assets	9,515
Leasehold improvements	6,205
Franchise fees	358
Franchise rights	8,849
Goodwill	55
Operating lease liabilities	(9,968)
Finance lease liabilities for restaurant equipment	(185)
Accounts payable	(44)
Net assets acquired	$15,788
Goodwill recorded in connection with the 2019 acquisitions represents costs in excess of fair values assigned to the underlying net assets of acquired restaurants. The Company is evaluating if goodwill will be deductible for income tax purposes for the 2019 acquisitions. Deferred income tax assets and liabilities are due primarily to the book and tax bases difference of franchise rights, property and equipment, net favorable and unfavorable leases.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

2018 Acquisitions
The Company allocated the aggregate purchase price to the net tangible and intangible assets acquired in the acquisitions at their estimated fair values. The following table summarizes the final allocation of the aggregate purchase price for the 2018 acquisitions reflected in the condensed consolidated balance sheets as of December 30, 2018.

Inventory	$401
Restaurant equipment	2,092
Restaurant equipment - subject to finance leases	43
Leasehold improvements	1,329
Franchise fees	1,264
Franchise rights	31,275
Favorable leases	587
Deferred income taxes	346
Goodwill	1,677
Finance lease liabilities for restaurant equipment	(49)
Unfavorable leases	(624)
Accounts payable	(9)
Net assets acquired	$38,332

The results of operations for the restaurants acquired are included from the closing date of the respective acquisition. The 2018 and 2019 acquired restaurants contributed restaurant sales of $65.7 million and $78.6 million in the three and six months ended June 30, 2019, respectively, and contributed restaurant sales of $0.3 million and $0.4 million in the three and six months ended July 1, 2018, respectively. It is impracticable to disclose net earnings for the post-acquisition period for the acquired restaurants as net earnings of these restaurants were not tracked on a collective basis due to the integration of administrative functions, including field supervision.
The unaudited pro forma impact on the results of operations for the restaurants acquired in 2019 for the three and six months ended June 30, 2019 and July 1, 2018 is included below. The unaudited pro forma results of operations are not necessarily indicative of the results that would have occurred had the acquisitions been consummated at the beginning of the periods presented, nor are they necessarily indicative of any future consolidated operating results. The following table summarizes the Company's unaudited pro forma operating results:

	Three Months Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Restaurant sales	$397,213	$394,283	$764,014	$750,412
Net income (loss)	$(926)	$13,535	$(8,440)	$14,655
Basic and diluted net income (loss) per share	$(0.02)	$0.30	$(0.22)	$0.32
This unaudited pro forma financial information does not give effect to any anticipated synergies, operating efficiencies, cost savings or any integration costs related to the acquired restaurants.
The unaudited pro forma financial results exclude transaction costs recorded as general and administrative expenses of $1.4 million and $4.0 million during the three and six months ended June 30, 2019 and $0.1 million and $0.2 million during the three and six months ended July 1, 2018.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

3. Intangible Assets
Goodwill. The Company is required to review goodwill for impairment annually, or more frequently when events and circumstances indicate that the carrying amount may be impaired. If the determined fair value of goodwill is less than the related carrying amount, an impairment loss is recognized. The Company performs its annual impairment assessment as of the last day of its fiscal year and does not believe circumstances have changed since the last assessment date which would make it necessary to reassess the value of its goodwill. There have been no recorded goodwill impairment losses during the six months ended June 30, 2019 or July 1, 2018. The change in goodwill for the six months ended June 30, 2019 is summarized below.

Balance at December 30, 2018	$38,469
Acquisitions of restaurants (Note 2)	67,694
Balance at June 30, 2019	$106,163
Franchise Rights. Amounts allocated to franchise rights for each acquisition of Burger King® and Popeyes® restaurants are amortized using the straight-line method over the average remaining term of the acquired franchise agreements plus one twenty-year renewal period.
The Company assesses the potential impairment of franchise rights whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If an indicator of impairment exists, an estimate of the aggregate undiscounted cash flows from the acquired restaurants is compared to the respective carrying value of franchise rights for each acquisition. If an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value. No impairment charges were recorded related to the Company’s franchise rights for the three or six months ended June 30, 2019 and July 1, 2018. The change in franchise rights for the six months ended June 30, 2019 is summarized below:

Balance at December 30, 2018	$175,897
Acquisitions of restaurants (Note 2)	153,348
Amortization expense	(4,072)
Balance at June 30, 2019	$325,173
Amortization expense related to franchise rights was $2.0 million and $1.8 million for the three months ended June 30, 2019 and July 1, 2018, respectively and $4.1 million and $3.6 million for the six months ended June 30, 2019 and July 1, 2018, respectively. The Company expects annual amortization expense to be $8.3 million in 2019 and $8.4 million in each of the following five years.
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

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

During the three months ended June 30, 2019, the Company recorded impairment and other lease charges of $0.4 million consisting of $0.2 million related to initial impairment charges for one underperforming restaurant, capital expenditures of $0.1 million at previously impaired restaurants, and $0.1 million associated with the closure of one underperforming restaurant. During the six months ended June 30, 2019, the Company also recorded impairment and other lease charges of $1.3 million consisting of $0.9 million related to initial impairment charges for three underperforming restaurants, capital expenditures of $0.2 million at underperforming restaurants and $0.2 million of other lease charges primarily due to the de-imaging of six restaurants closed during the first quarter.
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
The following table presents the activity in the accrual for closed restaurant locations:

	Six Months Ended	Year Ended
	June 30, 2019	December 30, 2018
Balance, beginning of period	$1,352	$2,028
Provisions for closures	42	249
Changes in estimates of accrued costs	82	(147)
Payments, net	(260)	(889)
Other adjustments, including the effect of discounting future obligations	575	111
Balance, end of period	$1,791	$1,352
Changes in estimates of accrued costs primarily relate to revisions or terminations of certain closed restaurant leases, changes in assumptions for sublease income and other costs. Other adjustments include the assumption of a $0.5 million liability for a closed restaurant acquired in the Cambridge merger.
5. Other Liabilities, Long-Term
Other liabilities, long-term, at June 30, 2019 and December 30, 2018 consisted of the following:

	June 30, 2019	December 30, 2018
Deferred rent	$—	$16,610
Unfavorable leases, net	—	12,348
Accrual for closed restaurants, long-term	828	3,074
Accrued workers’ compensation and general liability claims	4,676	4,398
Deferred compensation	3,799	3,610
Other	592	120
	$9,895	$40,160

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

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

6. Leases

The Company utilizes land and buildings in its operations under various lease agreements. The Company does not consider any one of these individual leases material to the Company's operations. Initial lease terms are generally for twenty years and, in many cases, provide for renewal options and in most cases rent escalations. The exercise of such renewal options are generally at the Company’s sole discretion. The Company evaluates renewal options at lease commencement to determine if such options are reasonably certain to be exercised based on economic factors. Certain leases also require contingent rent, determined as a percentage of sales as defined by the terms of the applicable lease agreement. For most locations, the Company is obligated for occupancy related costs including payment of property taxes, insurance and utilities.

The right-of-use (“ROU”) lease assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make payments in exchange for that right of use. As the rate implicit within our leases is not readily determinable, the Company uses its incremental borrowing rate which considers the Company's debt issuances and lease term in determining the present value of future payments. The ROU asset is also reduced by lease incentives, initial direct costs and adjusted by favorable lease assets and unfavorable lease liabilities. Variable lease components represent amounts that are fixed in nature and are recognized in expense as incurred. Leases with an initial term of 12 months or less are not recorded on the balance sheet and are recognized as lease expense on a straight-line basis over the lease term. The Company does not account for lease components (e.g., fixed payments including rent, real estate taxes and insurance costs) separately from the non-lease components.

As of June 30, 2019, the Company had additional leases that have not yet commenced of $9.7 million. These leases will commence during the remainder of fiscal 2019 or in 2020 with lease terms of 5 years to 20 years.

In addition, the Company utilizes certain restaurant equipment under various finance lease agreements with initial terms of generally eight years. The Company does not consider any one of these individual leases material to the Company's operations.

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

Lease Cost

The components and classification of lease expense for the three and six months ended June 30, 2019 are as follows:

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

		Three Months Ended	Six Months Ended
Lease cost	Classification	June 30, 2019	June 30, 2019
Operating lease cost (1)	Restaurant rent expense	$22,543	$40,837
Operating lease cost	General and administrative	148	222
Variable lease cost	Restaurant rent expense	4,290	8,090
Sublease income	Restaurant rent expense	(143)	(321)
Finance lease cost:
Amortization of right-of-use assets	Depreciation and amortization	523	999
Interest on lease liabilities	Interest expense	64	135
Total lease cost		$27,425	$49,962

(1)	Includes short-term leases which are not material.
Lease Position
Supplemental balance sheet information related to leases was as follows as of June 30, 2019:

		As of
Leases	Classification	June 30, 2019
Assets
Operating leases	Operating right-of-use assets, net	$785,000
Finance leases	Property and equipment, net	2,904
Total leased assets		$787,904

Liabilities
Current
Operating leases	Current portion of operating lease liabilities	$39,715
Finance leases	Current portion of long-term debt and finance lease liabilities	2,261
Long-term
Operating leases	Operating lease liabilities	777,054
Finance leases	Long-term debt and finance lease liabilities, net	1,393
Total lease liabilities		$820,423

Weighted Average Remaining Lease Term
Operating leases		14.5 years
Finance leases		1.9 years

Weighted Average Discount Rate
Operating leases		7.0%
Finance leases		8.0%

Other Information
Supplemental cash flow information related to leases for the six months ended June 30, 2019 are as follows:

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

Six Months Ended
June 30, 2019
Gain on sale-leaseback transactions	$105
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$36,006
Operating cash flows from finance leases	$135
Financing cash flows from finance leases	$981
Future minimum lease payments under noncancelable lease at June 30, 2019 are as follows:

Fiscal year ending:	Operating Leases	Finance Leases
December 29, 2019	$47,846	$1,244
January 3, 2021	93,769	1,755
January 2, 2022	92,202	583
January 1, 2023	91,415	240
December 31, 2023	90,493	68
Thereafter	907,550	129
Total minimum lease payments	1,323,275	4,019
Less: imputed interest	(506,506)	(365)
Present value of lease liabilities	816,769	3,654
Less: current portion	(39,715)	(2,261)
Total long-term lease liabilities	$777,054	$1,393
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

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

7. Long-Term Debt
Long-term debt at June 30, 2019 and December 30, 2018 consisted of the following:

	June 30, 2019	December 30, 2018
Collateralized:
Term Loan B Facility	$425,000	$—
Senior Credit Facility - Revolving credit borrowings	25,000	—
Carrols Restaurant Group 8% Senior Secured Second Lien Notes	—	275,000
Finance lease liabilities	3,654	3,941
	453,654	278,941
Less: current portion of long-term debt and finance lease liabilities	(6,512)	(1,948)
Less: unamortized debt issuance costs	(8,519)	(3,673)
Less: unamortized original issue discount	(2,082)	—
Add: bond premium	—	3,503
Total Long-term debt	$436,541	$276,823
On April 30, 2019, the Company entered into a new senior secured credit facility in an aggregate principal amount of $550.0 million, consisting of (i) a Term Loan B Facility in an aggregate principal amount of $425.0 million (the “Term Loan B Facility”) maturing on April 30, 2026 and (ii) a new revolving credit facility (including a sub-facility for standby letters of credit) in an aggregate principal amount of $125.0 million maturing on April 30, 2024 (the “New Revolving Credit Facility” and, together with the Term Loan B Facility, the “New Senior Credit Facilities”).
The net proceeds of the Term Loan B Facility were $422.9 million after original issue discount and were used to (i) refinance the indebtedness of Carrols, including redemption of $275.0 million of 8.0% Senior Secured Second Lien Notes due 2022 and accrued interest thereon at a redemption price of 102%, and (ii) retirement of the indebtedness of Cambridge and (iii) the payment of fees and expenses in connection with the Cambridge Merger and New Senior Credit Facilities. The proceeds of the Revolving Credit Facility will finance ongoing working capital and other general corporate purposes, including permitted acquisitions and required expenditures under development agreements. In connection with these transactions, the Company recognized a loss of $7.4 million on the extinguishment of the 8% Senior Secured Second Lien Notes.
Borrowings under the New Senior Credit Facilities bear interest, at a rate per annum equal to (i) the Alternate Base Rate (as defined in the New Senior Credit Facilities) plus 2.25% or (b) LIBOR Rate (as defined in the New Senior Credit Facilities) plus 3.25%. At June 30, 2019 the Company's LIBOR Rate margin was 3.25% and the Alternate Base Rate margin was 2.25%.
The Term Loan B borrowings shall be due and payable in quarterly installments, beginning on September 30, 2019 as follows:
(i) twenty-seven quarterly installments of $1.1 million;
(ii) one final payment of $396.3 million on April 30, 2026.
As of June 30, 2019, there were $25.0 million of revolving credit borrowings outstanding and $11.7 million of letters of credit issued under the new revolving credit facility. After reserving for issued letters of credit and outstanding revolving credit borrowings, $88.3 million was available for revolving credit borrowings under the New Senior Credit Facilities at June 30, 2019.
The Company was in compliance with the financial covenants under its New Senior Credit Facilities at June 30, 2019.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

8% Senior Secured Second Lien Notes due 2022. On April 29, 2015, the Company issued $200.0 million principal amount of 8.0% Senior Secured Second Lien Notes due 2022 and on June 23, 2017, the Company issued an additional $75.0 million principal amount of 8.0% Senior Secured Second Lien Notes due 2022 (the "8% Notes"). The 8% Notes mature and were payable on May 1, 2022. Interest was payable semi-annually on May 1 and November 1. The 8% Notes were guaranteed by the Company's subsidiaries and were secured by second-priority liens on substantially all of the Company's and its subsidiaries' assets (including a pledge of all of the capital stock and equity interests of its subsidiaries).
Prior Senior Credit Facility. The Company's prior senior credit facility provided for maximum revolving credit borrowings of up to $73.0 million (including $20.0 million available for letters of credit). Borrowings under the prior senior credit facility bore interest at a rate per annum, at the Company’s option, of:
(i) the Alternate Base Rate plus the applicable margin of 1.75% to 2.75% based on the Company’s Adjusted Leverage Ratio, or
(ii) the LIBOR Rate plus the applicable margin of 2.75% to 3.75% based on the Company’s Adjusted Leverage Ratio (all terms as defined under the prior senior credit facility).
The Company’s obligations under the prior senior credit facility were jointly and severally guaranteed by its subsidiaries and were secured by first priority liens on substantially all of the assets of the Company and its subsidiaries, including a pledge of all of the capital stock and equity interests of its subsidiaries.
Under the prior senior credit facility, the Company was required to make mandatory prepayments of borrowings in the event of dispositions of assets, debt issuances and insurance and condemnation proceeds (all subject to certain exceptions).
The prior senior credit facility contained certain covenants, including without limitation, those limiting the Company’s and its subsidiaries' ability to, among other things, incur indebtedness, incur liens, sell or acquire assets or businesses, change the character of its business in all material respects, engage in transactions with related parties, make certain investments, make certain restricted payments or pay dividends. In addition, the prior senior credit facility required the Company to meet certain financial ratios, including a Fixed Charge Coverage Ratio, Adjusted Leverage Ratio and First Lien Leverage Ratio (all as defined under the prior senior credit facility).
The prior senior credit facility contained customary default provisions, including that the lenders could terminate their obligation to advance and may declare the unpaid balance of borrowings, or any part thereof, immediately due and payable upon the occurrence and during the continuance of customary defaults which included, without limitation, payment default, covenant defaults, bankruptcy type defaults, cross-defaults on other indebtedness, judgments or upon the occurrence of a change of control.
8. Income Taxes
The provision (benefit) for income taxes for the three and six months ended June 30, 2019 and July 1, 2018 was comprised of the following:

	Three Months Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Current	$53	$57	$65	$160
Deferred	(8,561)	279	(8,219)	38
Provision (benefit) for income taxes	$(8,508)	$336	$(8,154)	$198
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

The benefit for income taxes for the three and six months ended June 30, 2019 was derived using an estimated effective annual income tax rate for all of 2019 of 35.1%, which excludes any discrete tax adjustments. The difference compared to the statutory rate for 2019 is attributed to approximately $3.0 million of non-deductible acquisition costs incurred during the year and the benefits of federal employment credits which are not directly related to the amount of pre-tax loss recorded in a period. Accordingly, in periods where recorded pre-tax income (loss) is relatively small, the proportional effect of these items on the effective tax rate may be significant. The income tax benefit for the six months ended June 30, 2019 contains net discrete tax adjustments of $0.1 million of tax expense.
The provision for income taxes for the three and six months ended July 1, 2018 was derived using an estimated effective annual income tax rate for all of 2018 of 1.5%, which excludes any discrete tax adjustments and was below the statutory rate due to the effect of fixed employment tax credits on taxable income. The income tax expense for the six months ended July 1, 2018 contains net discrete tax adjustments of $0.1 million of tax expense.
As of June 30, 2019, the Company had federal net operating loss carryforwards of approximately $89.6 million which expire beginning in 2033. The Company's state net operating loss carryforwards expire beginning in 2019 through 2038.
The Company's policy is to recognize interest and/or penalties related to uncertain tax positions in income tax expense. At June 30, 2019 and December 30, 2018, the Company had no unrecognized tax benefits and no accrued interest related to uncertain tax positions. The tax years 2013 - 2018 remain open to examination by the major taxing jurisdictions to which the Company is subject. Although it is not reasonably possible to estimate the amount by which unrecognized tax benefits may increase within the next twelve months due to the uncertainties regarding the timing of examinations, the Company does not expect unrecognized tax benefits to significantly change in the next twelve months.
9. Stock-Based Compensation
Stock-based compensation expense for the three months ended June 30, 2019 and July 1, 2018 was $1.3 million and $1.4 million, respectively and for the six months ended June 30, 2019 and July 1, 2018 was $2.8 million and $3.0 million, respectively. On January 15, 2019, the Company granted 417,500 non-vested restricted shares to certain employees and officers of the Company and 47,470 non-vested restricted shares to outside directors of the Company. These shares vest, become non-forfeitable and are being expensed over their three-year vesting period.
A summary of all non-vested shares activity for the six months ended June 30, 2019 was as follows:

	Shares	Weighted Average Grant Date Price
Non-vested at December 30, 2018	796,476	$13.12
Granted	468,199	$9.48
Vested	(374,302)	$12.66
Non-vested at June 30, 2019	890,373	$11.40
The fair value of non-vested shares is based on the closing price on the date of grant. As of June 30, 2019, the total non-vested unrecognized stock-based compensation expense was approximately $7.6 million and the remaining weighted average vesting period for non-vested shares was 1.9 years. The Company expects to record an additional $2.8 million in stock-based compensation expense related to the vesting of these awards for the remainder of 2019.
10. Commitments and Contingencies
Lease Guarantees. Fiesta Restaurant Group, Inc. ("Fiesta"), a former wholly-owned subsidiary of the Company, was spun-off in 2012 to the Company's stockholders. As of June 30, 2019, the Company is a guarantor under 27 Fiesta restaurant property leases, of which all except for one of those restaurants is still operating, with lease terms expiring on various dates through 2030, and is the primary lessee on five Fiesta restaurant property leases, which it subleases to Fiesta. The Company is fully liable for all obligations under the terms of the leases in the event that Fiesta fails to pay any sums due under the lease, subject to indemnification provisions of a Separation and Distribution Agreement entered into in connection with the spin-off of Fiesta.
The maximum potential amount of future undiscounted rental payments the Company could be required to make under these leases at June 30, 2019 was $13.8 million of which $0.4 million is included in operating lease liabilities in accordance with ASC 842. The obligations under these leases will generally continue to decrease over time as these operating leases expire. No payments related to these guarantees have been made by the Company to date and none are expected to be required to be made in the future. The Company has not recorded a liability for $13.4 million of these guarantees in accordance with ASC 460 - Guarantees as Fiesta has indemnified the Company for all such obligations and the Company did not believe it was probable it would be required to perform under any of the guarantees or direct obligations.
Litigation. The Company is a party to various litigation matters that arise in the ordinary course of business. The Company does not believe that the outcome of any of these other matters meet the disclosure or recognition standards, nor will they have a material adverse effect on its consolidated financial statements.
11. Transactions with Related Parties
In connection with an acquisition of restaurants from BKC in 2012, the Company issued to BKC 100 shares of Series A Convertible Preferred Stock, which was exchanged for 100 shares of newly issued Series B Convertible Preferred Stock in 2018, and as of June 30, 2019 is convertible into approximately 15.4% of the outstanding shares of the Company's common stock after giving effect to the conversion of the Series B and Series C Preferred Stock. Pursuant to the terms of the Series B Convertible Preferred Stock, BKC together with certain other entities that are both affiliates of BKC and either Restaurant Brands International or Restaurant Brands International Limited Partnership ("RBI") are entitled to elect two representatives on the Company's board of directors.
Each of the Company's restaurants operates under a separate franchise agreement with RBI. These franchise agreements generally provide for an initial term of twenty years and currently have an initial franchise fee of fifty thousand dollars. Any franchise agreement, including renewals, can be extended at the Company's discretion for an additional 20 year term, with RBI 's approval, provided that, among other things, the restaurant meets the current restaurant image standard and the Company is not in default under terms of the franchise agreement. In addition to the initial franchise fee, the Company generally pays BKC a monthly royalty at a rate of 4.5% of sales and Popeye's a weekly royalty at a rate of 5.0% of sales. Royalty expense was $15.6 million and $13.0 million in the three months ended June 30, 2019 and July 1, 2018, respectively and was $28.0 million and $24.5 million in the six months ended June 30, 2019 and July 1, 2018, respectively.
The Company is also generally required to contribute 4% of restaurant sales from its restaurants to an advertising fund utilized by RBI for its advertising, promotional programs and public relations activities, and additional amounts for additional local advertising in markets that approve such advertising. Advertising expense associated with these expenditures was $14.4 million and $12.1 million in the three months ended June 30, 2019 and July 1, 2018, respectively and was $25.8 million and $23.0 million in the six months ended June 30, 2019 and July 1, 2018, respectively.
As of June 30, 2019, the Company leased 249 of its restaurant locations from BKC and 115 of these locations are subleased by BKC from various third-party lessors. Aggregate rent under these BKC leases was $6.8 million for each of the three months ended June 30, 2019 and July 1, 2018, and was $13.6 million and $13.5 million in the six

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

months ended June 30, 2019 and July 1, 2018, respectively. The Company does not believe that such lease terms have been significantly affected by the fact that the Company and BKC are deemed to be related parties.

The Company and BKC have entered into an Area Development and Remodeling Agreement ("Area Development Agreement") commencing on April 30, 2019 and ending on September 30, 2024, which supersedes the Operating Agreement dated as of May 30, 2012, as amended, between Carrols LLC and BKC. Pursuant to the Area Development Agreement, BKC assigned its right of first refusal under its franchise agreements with its franchisees to purchase all of the assets of a Burger King restaurant on the same terms proposed between such franchisee and a third party purchaser (the “ADA ROFR”), in 16 states and a limited number of counties in four additional states, and granted franchise pre-approval to acquire Burger King restaurants until the date that Carrols LLC has acquired more than an aggregate of 500 Burger King restaurants. The continued assignment of the ADA ROFR is subject to suspension or termination in the event of non-compliance by Carrols LLC with certain terms as set forth in the Area Development Agreement. Carrols LLC will pay BKC $3.0 million for the ADA ROFR in four equal installment payments over the course of one year. As of June 30, 2019, the Company owed BKC $1.5 million associated with its purchase of the ADA ROFR and $10.1 million related to the payment of advertising, royalties and rent, which is remitted on a monthly basis.

The Company has assumed Cambridge's development agreement for Popeyes®, which includes a right of first refusal for acquisitions in two southern states, as well as a development commitment for approximately 80 new Popeyes® restaurants over six years.
In addition, the Company received $1.9 million related to a settlement with BKC for their approval of new restaurant development by other franchisees which unfavorably impacted the Company's restaurants which was recorded as other income in the first quarter of 2019.
12. Preferred Stock

In connection with the Cambridge Merger, Cambridge was issued 10,000 shares of Series C Preferred Stock. The Series C Preferred Stock shall (i) accrue a dividend of 9% per annum that is payable by increasing the Stated Value (as defined in the Carrols Restaurant Group, Inc. Certificate of Designations of Series C Convertible Preferred Stock) per share of Series C Preferred Stock every six months from the date of issuance (ii) be subject to certain issuance restrictions and (iii) be initially convertible into 7.5 million of shares of the Company's common stock, subject to adjustment pursuant to certain anti-dilution provisions and (iv) be automatically convertible into shares of the Company's common stock upon the vote of the Company's stockholders at the Company's 2019 Annual Meeting of Stockholders to be held on August 29, 2019 (and to the extent not approved, at any stockholder meeting thereafter). Pursuant to the Merger Agreement, the Stockholder Approval will be voted upon at its next annual meeting of stockholders to be held after the closing of the Mergers. As of June 30, 2019 the 10,000 shares of Series C Preferred Stock, along with 7.4 million shares of common stock, constitutes approximately 24.2% of the Company's common stock after giving effect to the conversion of the Series B and Series C Preferred Stock.

13. Net Income (Loss) per Share
The Company applies the two-class method to calculate and present net income (loss) per share. The Company's non-vested share awards, Series B Convertible Preferred Stock issued to BKC and Series C Preferred Stock contain non-forfeitable rights to dividends and are considered participating securities for purposes of computing net income (loss) per share pursuant to the two-class method. Under the two-class method, net earnings are reduced by the amount of dividends declared (whether paid or unpaid) and the remaining undistributed earnings are then allocated to common stock and participating securities, based on their respective rights to receive dividends. As the Company incurred a net loss for the three months and six months ended June 30, 2019, and losses are not allocated to participating securities under the two-class method, such method is not applicable for the aforementioned interim reporting periods.
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
The following table sets forth the calculation of basic and diluted net income (loss) per share:

	Three Months Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Basic net income (loss) per share:
Net income (loss)	$(3,732)	$7,788	$(15,201)	$4,686
Less: Income attributable to non-vested shares	—	(139)	—	(83)
Less: Income attributable to preferred stock	—	(1,596)	—	(961)
Net income (loss) available to common stockholders	$(3,732)	$6,053	$(15,201)	$3,642
Weighted average common shares outstanding	41,051,354	35,720,243	38,548,246	35,693,027
Basic net income (loss) per share	$(0.09)	$0.17	$(0.39)	$0.10
Diluted net income (loss) per share:
Net income (loss)	$(3,732)	$7,788	$(15,201)	$4,686
Shares used in computing basic net loss per share	41,051,354	35,720,243	38,548,246	35,693,027
Dilutive effect of preferred stock and non-vested shares	—	9,481,023	—	9,541,577
Shares used in computing diluted net loss per share	41,051,354	45,201,266	38,548,246	45,234,604
Diluted net income (loss) per share	$(0.09)	$0.17	$(0.39)	$0.10
Shares excluded from diluted net income (loss) per share computations (1)	17,755,355	—	17,755,355	—

(1) Shares issuable upon conversion of preferred stock and non-vested shares were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive.
14. Other Expense (Income)
In the three months ended June 30, 2019, the Company recorded other expense, net of $0.4 million consisting of a loss on the disposal of restaurant equipment of $0.5 million and a $0.1 million gain on a sale-leaseback transaction.

In the six months ended June 30, 2019, the Company recorded other income of $1.8 million which consisted of a $1.9 million gain from a settlement with BKC for their approval of new restaurant development by other franchisees which unfavorably impacted the Company's restaurants, a $0.1 million gain on two sale-leaseback transactions, a $0.1 million gain related to an insurance recovery from a fire at one of its restaurants in the prior year and a loss on a disposal of restaurant equipment of $0.5 million.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

15. Subsequent Events
The Company reviewed and evaluated subsequent events through the issuance date of the Company’s unaudited condensed consolidated financial statements.
Stock Repurchase Program
On August 2, 2019, the Company's Board of Directors approved a stock repurchase plan ("Repurchase Program") under which the Company may repurchase up to $25 million of its outstanding common stock. The authorization is effective August 2, 2019, and will expire 24 months thereafter, unless terminated earlier by the Company's Board of Directors. Purchases under the Repurchase Program may be made from time to time in open market transactions at prevailing market prices or in privately negotiated transactions (including, without limitation, the use of Rule 10b5-1 plans) in compliance with applicable federal securities laws, including Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The Company has no obligation to repurchase stock under the Repurchase Program, and the timing, actual number and value of shares purchased will depend on the Company's stock price, trading volume, general market and economic conditions, and other factors.
ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Carrols Restaurant Group, Inc. and its consolidated subsidiaries (collectively, "Carrols Restaurant Group", the "Company", “we”, “our” or “us”) operated, as franchisee, a total of 1,081 restaurants in 23 states as of June 30, 2019 under the trade names of Burger King® and Popeyes®. As of June 30, 2019, we operated, as franchisee, 1,023 Burger King restaurants restaurants in 23 Northeastern, Midwestern and Southeastern states and operated, as franchisee, 58 Popeyes restaurants in 7 Southeastern states.

Burger King restaurants are quick service restaurants that feature the popular flame-broiled Whopper® sandwich, as well as a variety of hamburgers, chicken and other specialty sandwiches, french fries, salads, breakfast items, snacks, soft drinks and other food offerings. Popeyes restaurants are quick service restaurants featuring a unique “Louisiana” style menu that includes fried chicken, chicken tenders, fried shrimp and other seafood, red beans and rice, and other regional items.

Any reference to “BKC” refers to Burger King Corporation and its parent company, Restaurant Brands International Inc. (“RBI”). Any reference to “PLK” refers to Popeyes Louisiana Kitchen, Inc. and its parent company, RBI.
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

Results from Operations—an analysis of our results of operations for the three and six months ended June 30, 2019 compared to the three and six months ended July 1, 2018 including a review of material items and known trends and uncertainties.
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
Company Overview
We are one of the largest restaurant companies in the United States and have been operating restaurants for more than 55 years. We are the largest Burger King® franchisee in the United States, based on number of restaurants, and have operated Burger King® restaurants since 1976. As of June 30, 2019, our restaurant operations consisted of 1,023 franchised Burger King® restaurants in 23 states. Following the Cambridge Acquisition (as defined below) completed on April 30, 2019, we added the Popeyes® brand, operating 58 Popeyes restaurants as of June 30, 2019.
The following is an overview of the key financial measures discussed in our results of operations:

•
Restaurant sales consist of food and beverage sales at our restaurants, net of discounts and excluding sales tax collected. Restaurant sales are influenced by changes in comparable restaurant sales, menu price increases, new restaurant development, acquisition of restaurants, and the closure of restaurants. Comparable restaurant sales reflects the change in year-over-year sales for the comparable restaurant base. Newly opened restaurants (excluding restaurants acquired) are included in comparable restaurant sales after they have been open for 15 months to eliminate the impact of new restaurant openings in comparing the operations of existing restaurants, and all other restaurants (including restaurants acquired) are included in comparable restaurant sales after they have been operated for 12 months following an acquisition and immediately after they re-open following a remodel.

•
Cost of sales consists of food, paper and beverage costs including packaging costs, less purchase discounts and vendor rebates. Cost of sales is generally influenced by changes in commodity costs, the mix of items sold, the level of promotional discounting and the effectiveness of our restaurant-level controls to manage food and paper costs.

•
Restaurant wages and related expenses include all restaurant management and hourly productive labor costs and related benefits, employer payroll taxes and restaurant-level bonuses. Payroll and related benefits are subject to inflation, including minimum wage increases and increased costs for health insurance, workers’ compensation insurance and federal and state unemployment insurance.

•
Restaurant rent expense includes base rent and contingent rent on our leases characterized as operating leases, and, in 2018, the amortization of favorable and unfavorable leases and deferred gains on sale-leaseback transactions.

•
Other restaurant operating expenses include all other restaurant-level operating costs, the major components of which are royalty expenses paid to BKC and PLK, utilities, repairs and maintenance, real estate taxes and credit card fees.

•
Advertising expense includes advertising payments to BKC and PLK based on a percentage of sales as required under our franchise and operating agreements and additional marketing and promotional expenses in certain of our markets.

•
General and administrative expenses are comprised primarily of salaries and expenses associated with corporate and administrative functions that support the development and operations of our restaurants, legal, auditing and other professional fees, acquisition costs and stock-based compensation expense.

•
EBITDA, Adjusted EBITDA, Restaurant-Level EBITDA and Adjusted net income (loss). EBITDA, Adjusted EBITDA, Restaurant-Level EBITDA and Adjusted net income (loss) are non-GAAP financial measures. EBITDA represents net income or loss, before provision or benefit for income taxes, interest expense, and depreciation and amortization. Adjusted EBITDA represents EBITDA adjusted to exclude impairment and other lease charges, acquisition and integration costs, stock compensation expense, loss on extinguishment of debt, and other non-recurring income or expense. Restaurant-Level EBITDA represents income or loss from operations adjusted to exclude general and administrative expenses, depreciation and amortization, impairment, integration costs and other lease charges and other income or expense. Adjusted net income (loss) represents net income (loss) adjusted to exclude impairment and other lease charges, acquisition and integration costs, loss on extinguishment of debt, and other non-recurring income and expense and the related income tax effect of these adjustments.

We are presenting Adjusted EBITDA, Restaurant-Level EBITDA and Adjusted net income (loss) because we believe that they provide a more meaningful comparison than EBITDA and net income (loss) of our core business operating results, as well as with those of other similar companies. Additionally, we present Restaurant-Level EBITDA because it excludes the impact of general and administrative expenses and other income or expense, which are not directly related to restaurant-level operations. Management believes that Adjusted EBITDA and Restaurant-Level EBITDA, when viewed with our results of operations in accordance with GAAP and the accompanying reconciliations on page 36, provide useful information about operating performance and period-over-period growth, and provide additional information that is useful for evaluating the operating performance of our core business without regard to potential distortions. Additionally, management believes that Adjusted EBITDA and Restaurant-Level EBITDA permit investors to gain an understanding of the factors and trends affecting our ongoing cash earnings, from which capital investments are made and debt is serviced.
However, EBITDA, Adjusted EBITDA, Restaurant-Level EBITDA and Adjusted net income (loss) are not measures of financial performance or liquidity under GAAP and, accordingly, should not be considered as alternatives to net income (loss), income (loss) from operations or cash flow from operating activities as indicators of operating performance or liquidity. Also, these measures may not be comparable to similarly titled captions of other companies. For the reconciliation between net income (loss) to EBITDA, Adjusted EBITDA and Adjusted net income (loss) and the reconciliation of income (loss) from operations to Restaurant-Level EBITDA, see page 36.
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

•
Although depreciation and amortization are non-cash charges, the assets that we currently depreciate and amortize will likely have to be replaced in the future, and EBITDA, Adjusted EBITDA and Restaurant-Level EBITDA do not reflect the cash required to fund such replacements; and

•
EBITDA, Adjusted EBITDA, Restaurant-Level EBITDA and Adjusted net income (loss) exclude the effect of earnings or charges resulting from matters that our management does not consider to be indicative of our ongoing operations. However, some of these charges (such as impairment and other lease charges and acquisition or integration costs) have recurred and may reoccur.

•
Depreciation and amortization primarily includes the depreciation of fixed assets, including equipment, owned buildings and leasehold improvements utilized in our restaurants, the amortization of franchise rights from our acquisitions and the amortization of franchise fees paid to BKC and PLK.

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

•
Interest expense consists of interest expense associated with our $425.0 million Term Loan B, amortization of deferred financing costs, amortization of bond premium, interest on revolving credit borrowings and through April 30, 2019, interest on the $275.0 million of 8% Senior Secured Second Lien Notes due 2022 (the "8% Notes") and unamortized bond premium.

Recent and Future Events Affecting our Results of Operations
Cambridge Merger
On April 30, 2019, we completed the merger with Cambridge Franchise Holdings, LLC ("Cambridge") and acquired 165 Burger King® restaurants, 55 Popeyes® restaurants and six convenience stores (the "Cambridge Acquisition"). Cambridge received approximately 7.4 million shares of the Company's common stock, and at closing owned approximately 16.6% of our outstanding common stock. Cambridge also received 10,000 shares of Series C Preferred Stock of the Company which accrues a 9% dividend per annum, payable semi-annually in shares of our common stock and is convertible into approximately 7.5 million shares of Carrols common stock. The conversion of the Series C Preferred Stock received by Cambridge will be subject to a vote of our stockholders which will occur at our 2019 Annual Meeting of Stockholders (or at any future meeting of our stockholders to the extent such conversion is not previously approved), and will automatically convert into our common stock upon stockholder approval of such conversion. All shares issued or issuable to Cambridge are subject to a two year restriction on sale or transfer subject to certain limited exceptions.
Area Development and Remodeling Agreement
The Company, Carrols, Carrols LLC, and BKC have entered into the Area Development Agreement commencing on April 30, 2019 and ending on September 30, 2024, which supersedes the Operating Agreement dated as of May 30, 2012, as amended, between Carrols LLC and BKC. Pursuant to the Area Development Agreement, BKC assigned the ADA ROFR to Carrols LLC, in 16 states and a limited number of counties in four additional states, and granted franchise pre-approval to acquire Burger King restaurants until the date that we have acquired more than an aggregate of 500 Burger King restaurants. The continued assignment of the ADA ROFR is subject to suspension or termination in the event of non-compliance by Carrols LLC with certain terms as set forth in the Area Development Agreement. Carrols LLC will pay BKC $3.0 million for the ADA ROFR in four equal installment payments over the course of one year.
Pursuant to the Area Development Agreement, we agreed to open, build and operate 200 new Burger King restaurants and remodel or upgrade 748 Burger King restaurants to BKC’s Burger King of Tomorrow restaurant image over the term of the Area Development Agreement. BKC agreed to contribute $10 million to $12 million for upgrades of approximately 50 to 60 Burger King restaurants in 2019 and 2020, most of which have already been remodeled to the 20/20 image and where BKC is the landlord on the lease for such Burger King restaurants owned and operated by Carrols LLC or an affiliate.
Through the Cambridge Acquisition, we have also assumed a development agreement for Popeyes®, which includes an assignment by PLK of its right of first refusal under its franchise agreements with its franchisees for acquisitions in two southern states, as well as, a development commitment for approximately 80 new Popeyes® restaurants over six years.

Restaurant Acquisitions
From the beginning of 2018 through June 30, 2019, we acquired 277 restaurants (including the Cambridge Acquisition) from other franchisees in the following transactions (in thousands, except number of restaurants):

Closing Date		Number of Restaurants	Purchase Price	Market Location
2018 Acquisitions:
February 13, 2018	(1)	1	—	New York
August 21, 2018	(2)	2	1,666	Detroit, Michigan
September 5, 2018	(2)	31	25,930	Western Virginia
October 2, 2018		10	10,506	South Carolina and Georgia
		44	$38,102

2019 Acquisitions:
April 30, 2019	(3)	220	257,525	Southeastern states
June 11, 2019		13	15,788	Baltimore, Maryland
Total 2018 and 2019 Acquisitions		277	$311,415

(1)
The Company recorded a bargain purchase gain because the fair value of assets acquired, largely representing a franchise right asset of $0.3 million, exceeded the total fair value of consideration paid by $0.2 million.

(2)	Acquisitions resulting from the exercise of our ROFR.

(3)	During the second quarter of 2019, the Company completed the Cambridge Acquisition and acquired 165 Burger King restaurants and 55 Popeyes restaurants.
The unaudited pro forma impact on the results of operations for the 2019 acquisitions is included below. The unaudited pro forma results of operations are not necessarily indicative of the results that would have occurred had the acquisitions been consummated at the beginning of the periods presented, nor are they necessarily indicative of any future consolidated operating results. This unaudited pro forma financial information does not give effect to any anticipated synergies, operating efficiencies or cost savings or any transaction costs related to the 2018 acquired restaurants.
The following table summarizes certain unaudited pro forma financial information related to our operating results for the three and six months ended June 30, 2019 and July 1, 2018:

	Three Months Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Restaurant sales	$397,213	$394,283	$764,014	$750,412
Income from operations	$5,845	$21,496	$5,950	$29,789
Adjusted EBITDA	$27,277	$43,419	$43,150	$70,657
Capital Expenditures
We expect that for 2019 capital expenditures before discretionary growth-related expenditures (i.e. acquisitions) will be $120 million to $130 million, including $50 million to $60 million for construction of 20 to 25 new Burger King® restaurants and 5 to 7 new Popeyes® restaurants, and $35 million to $40 million for remodels and upgrades.
Refinancing of Indebtedness and New Senior Credit Facilities
On April 30, 2019, the Company entered into a new senior secured credit facility which provides for senior secured credit facilities in an aggregate principal amount of $550.0 million (the "New Senior Credit Facilities"), consisting of (i) a term loan B facility in an aggregate principal amount of $425.0 million (the “Term Loan B Facility”), the entire amount of which was borrowed by the Company on April 30, 2019 and (ii) a revolving credit facility (including a sub-

facility for standby letters of credit) in an aggregate principal amount of $125.0 million, which was undrawn as of April 30, 2019. Borrowings under the Term Loan B Facility and the Revolving Credit Facility bear interest at a rate per annum, at the Company's option, of (i) the Alternate Base Rate (as defined in the New Senior Credit Facilities) plus the applicable margin of 2.25% or (ii) the LIBOR Rate (as defined in the New Senior Credit Facilities) plus the applicable margin of 3.25%.
The Term Loan B Facility matures on April 30, 2026 and the Revolving Credit Facility matures on April 30, 2024. The Company used borrowings under the Term Loan B Facility to refinance the existing indebtedness of (i) the Company, including redemption of the $275.0 million 8% Notes at a redemption price equal to 102% of the principal amount of such notes plus accrued interest, and (ii) Cambridge and the payment of fees and expenses in connection with the transactions. The proceeds of the Revolving Credit Facility will be used to finance ongoing working capital and for other general corporate purposes of the Company and its subsidiaries, including permitted acquisitions and required expenditures under development agreements.
As of June 30, 2019, there were $25.0 million of revolving credit borrowings outstanding and $11.7 million of letters of credit were issued under the New Senior Credit Facilities. After reserving for issued letters of credit and outstanding revolving credit borrowings, $88.3 million was available for revolving credit borrowings under the New Senior Credit Facilities at June 30, 2019.
Future Restaurant Closures
We evaluate the performance of our restaurants on an ongoing basis including an assessment of the current and future operating results of the restaurant in relation to its cash flow and future occupancy costs, and with regard to franchise agreement renewals, the cost of required capital improvements. We may elect to close restaurants based on these evaluations.
In 2018, excluding one restaurant relocated within its trade area, we closed nine restaurants. We currently anticipate closing a total of 10 to 15 restaurants in 2019, of which eight have already closed, excluding two restaurants relocated within its trade area during the first six months of 2019. Anticipated closings exclude any restaurants being relocated within their trade area, at the end of their respective lease term.
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
Transition to New Lease Accounting Standard
We transitioned to Accounting Standards Codification Topic 842, Leases (“ASC 842”), effective December 31, 2018. Our consolidated financial statements reflect the application of ASC 842 guidance beginning in 2019, while our consolidated financial statements for prior periods were prepared under the guidance of a previously applicable accounting standard. The most significant effect of this transition that affects comparability of our results of operations between 2019 and 2018 including the increase in rent expense due to the elimination of deferred gain amortization from sale-leaseback transactions.

Please refer to Note 6, Leases, to the accompanying unaudited condensed consolidated financial statements for further details of the effects of this change in accounting principle.

Effect of Minimum Wage Increases

Certain of the states and municipalities in which we operate have increased their minimum wage rates for 2019 and in many cases have also approved additional increases for future periods. Most notably, New York State has increased the minimum wage applicable to our business to $12.75 an hour in 2019 (from $11.75 per hour in 2018) with subsequent annual increases reaching $15.00 an hour by July 1, 2021. Since 2015 we have been receiving New York State minimum wage tax credits totaling approximately $500,000 per year that partially offset these additional labor costs. However, the New York State minimum wage tax credits expired in the beginning in 2019. We had 128 restaurants in New York State at June 30, 2019. We typically attempt to offset the effects of wage inflation, at least in part, through periodic menu price increases. However, no assurance can be given that we will be able to offset these wage increases in the future.
Stock Repurchase Program
On August 2, 2019, our Board of Directors approved a stock repurchase plan ("Repurchase Program") under which we may repurchase up to $25 million of our outstanding common stock. The authorization is effective August 2, 2019, and will expire 24 months thereafter, unless terminated earlier by the Board of Directors. Purchases under the Repurchase Program may be made from time to time in open market transactions at prevailing market prices or in privately negotiated transactions (including, without limitation, the use of Rule 10b5-1 plans) in compliance with applicable federal securities laws, including Rule 10b-18 under the Securities Exchange Act of 1934, as amended. We have no obligation to repurchase stock under the Repurchase Program, and the timing, actual number and value of shares purchased will depend on our stock price, trading volume, general market and economic conditions, and other factors.

Results of Operations
Three and Six Months Ended June 30, 2019 Compared to Three and Six Months Ended July 1, 2018

The following table highlights the key components of sales and the number of restaurants in operation for the three and six month period ended June 30, 2019 as compared to the three and six month period ended July 1, 2018 (dollars in thousands):

		Three Months Ended		Six Months Ended
		June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Restaurant Sales:		$368,559	$303,050	$659,348	$574,636
Change in Comparable Restaurant Sales %		0.1%	5.0%	1.2%	5.6%

Burger King Restaurants operating at beginning of period:		845	807	849	807
New restaurants opened, including relocations	(1)	4	2	6	4
Restaurants acquired		178	—	178	1
Restaurants closed	(1)	(4)	(2)	(10)	(5)
Restaurants operating at end of period		1,023	807	1,023	807

Popeyes Restaurants operating at beginning of period:		—	—	—	—
New restaurants opened		3	—	3	—
Restaurants acquired		55	—	55	—
Restaurants operating at end of period		58	—	58	—
(1) In the three and six months ended June 30, 2019, new restaurants opened and restaurants closed include one restaurant relocated within its market area and two restaurants closed as a result of relocations.
Restaurant Sales. Comparable restaurant sales increased 0.1% in the second quarter of 2019 consisting of an increase in average check of 0.4%, including a 0.9% effect of menu price increases since the beginning of the first quarter of 2019 which has been partially offset by a decrease in customer traffic of 0.3%. Restaurant sales also reflected the acquisition of 276 restaurants which contributed $65.7 million in sales, including $2.9 million of sales at six convenience stores in the second quarter of 2019 and the opening of 10 new restaurants since the beginning of the second quarter of 2018.

For the six months ended June 30, 2019, comparable restaurant sales increased 1.2% due to an increase in average check of 0.3% and an increase in customer traffic of 0.9%. The effect in the first six months of 2019 from menu price increases taken since the beginning of 2018 was approximately 1.1%. Restaurant sales also increased due to the 277 restaurants acquired since the beginning of 2018 which added $78.6 million of sales, including $2.9 million of sales at six convenience stores acquired for the six months ended June 30, 2019.

Operating Costs and Expenses (percentages stated as a percentage of total restaurant sales). The following table sets forth, for the three and six months ended June 30, 2019 and July 1, 2018, selected operating results as a percentage of total restaurant sales:

	Three Months Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Costs and expenses (all restaurants):
Cost of sales	29.6%	27.0%	29.1%	27.0%
Restaurant wages and related expenses	32.9%	32.0%	33.6%	32.7%
Restaurant rent expense	7.2%	6.6%	7.4%	6.9%
Other restaurant operating expenses	15.3%	14.7%	15.5%	15.2%
Advertising expense	4.0%	4.1%	4.0%	4.1%
General and administrative	5.6%	5.3%	6.1%	5.6%
Cost of sales increased to 29.6% in the second quarter of 2019 from 27.0% in the second quarter of 2018 due primarily to an increase in commodity costs (1.0%) at Burger King restaurants which included a 4.4% increase in beef costs and an increase in pork and potato costs compared to the prior year period, higher promotional discounting (0.6%) at Burger King restaurants, lower beverage rebates (0.2%), higher costs at the Popeyes acquired restaurants and operating inefficiencies both at the Burger King and Popeyes restaurants acquired from Cambridge.
Cost of sales increased to 29.1% in the first six months of 2019 from 27.0% in the first six months of 2018 as a result of higher promotional discounting (0.9%) at Burger King restaurants, an increase in commodity costs (0.6%) for Burger King restaurants, higher costs at the Popeyes acquired restaurants and operating inefficiencies at the Burger King and Popeyes restaurants acquired from Cambridge.
Restaurant wages and related expenses were 32.9% in the second quarter of 2019 and 32.0% in the second quarter of 2018, and in the first six months of 2019, increased to 33.6% from 32.7% in the first six months of 2018 due to an increase in team member wages (0.8%) at comparable restaurants and higher medical insurance costs (0.2%) partially offset by the lower wage rates at both the Burger King and Popeyes restaurants acquired from Cambridge.
Other restaurant operating expenses increased to 15.3% in the second quarter of 2019 from 14.7% in the second quarter of 2018, and in the first six months of 2019 increased to 15.5% from 15.2% in the first six months of 2018 due primarily to higher expenses for repair and maintenance and operating supplies (0.6%) in the second quarter of 2019 and (0.3%) in the first six months of 2019 at the Burger King and Popeyes restaurants acquired from Cambridge.
Restaurant rent expense increased to 7.2% in the second quarter of 2019 from 6.6% in the second quarter of 2018, and increased to 7.4% in the first six months of 2019 from 6.9% in the first six months of 2018 due to 0.1% from impact of deferred gains on sale-leaseback transactions no longer recognized in 2019 as a result of adoption of the new lease accounting standard, 0.2% due to higher rent on restaurants acquired in 2019 and increases in fixed base rentals.
Advertising expense decreased to 4.0% in both the second quarter and first six months of 2019 from 4.1% in both the second quarter of and first six months of 2018 primarily due to the impact of advertising rate reductions on remodeled restaurants combined with lower contractual advertising rates on the acquired Cambridge restaurants.
Restaurant-Level EBITDA. As a result of the factors discussed above, Restaurant-Level EBITDA decreased $6.4 million, or 13.4%, to $41.0 million in the second quarter of 2019, and as a percentage of total restaurant sales, decreased to 11.1% in the second quarter of 2019 from 15.6% in the prior year period. Restaurant-Level EBITDA decreased $11.1 million or 13.7% to $69.6 million in the first six months of 2019, and as a percentage of total restaurant sales, decreased to 10.6% in the first six months of 2019 from 14.0% in the prior year period. For a reconciliation between Restaurant-Level EBITDA and income from operations see page 36.
General and Administrative Expenses. General and administrative expenses increased $4.6 million in the second quarter of 2019 to $20.6 million, and as a percentage of total restaurant sales, increased to 5.6% from 5.3% in the second quarter of 2018. The increase in general and administrative expenses were primarily from $1.3 million of higher acquisition costs due to the Cambridge Acquisition and $0.8 million of additional training costs and regional and district manager salaries related to the 2018 acquisitions, and $2.8 million of restaurant and corporate administrative costs from the Cambridge Acquisition offset in part by lower administrative bonus accruals.
In the first six months of 2019, general and administrative expenses increased $8.2 million to $40.3 million and, as a percentage of total restaurant sales, increased to 6.1% from 5.6% in the first six months of 2019. The increase in total general and administrative expenses was due primarily to $3.8 million of higher acquisition costs due to the Cambridge Acquisition, $2.8 million of restaurant and corporate administrative expenses from the Cambridge Acquisition and additional training costs and regional and district manager salaries related to the 2018 acquisitions.
Adjusted EBITDA. As a result of the factors above, Adjusted EBITDA decreased to $23.8 million in the second quarter of 2019 from $32.8 million in the second quarter of 2018, and, as a percentage of total restaurant sales, decreased to 6.5% in the second quarter of 2019 from 10.8% in the prior year period. Adjusted EBITDA decreased to $36.9 million in the first six months of 2019 from $51.7 million in the first six months of 2018.
For a reconciliation between net income (loss) and EBITDA and Adjusted EBITDA see page 36.
Depreciation and Amortization Expense. Depreciation and amortization expense increased $2.5 million to $17.1 million in the second quarter of 2019 from $14.6 million in the second quarter of 2018 and increased $3.5 million due primarily to our acquisition of restaurants in 2018 and 2019, newly constructed restaurants and ongoing remodeling initiatives.
Impairment and Other Lease Charges. Impairment and other lease charges were $0.4 million in the second quarter of 2019 consisting of $0.2 million for one underperforming restaurant, capital expenditures of $0.1 million at previously impaired restaurants, and $0.1 million associated with the closure of one underperforming restaurant. Impairment and other lease charges were $1.3 million in the first six months of 2019, which included $0.9 million related to impairment charges for three underperforming restaurants, capital expenditures of $0.2 million at underperforming restaurants and $0.2 million of other lease charges.
During the second quarter of 2018, impairment and other lease charges of $2.9 million included $1.9 million related to the write-off of defective product holding unit kitchen equipment that was replaced, a loss of $0.6 million associated with a sale-leaseback of a restaurant property, and $0.4 million of capital expenditures at underperforming restaurants. During the first six months of 2019, the company also recorded impairment and other lease charges of $0.1 million associated with the closure of two underperforming restaurants.
Gain on Bargain Purchase. During the first six months of 2018, we recorded a $0.2 million gain related to our acquisition of one restaurant. The acquisition resulted in a bargain purchase gain because the fair value of assets acquired exceeded the total fair value of consideration paid.
Loss on Extinguishment of Debt. The Company recognized a loss on extinguishment of debt of $7.4 million during the three and six months ended June 30, 2019, in connection with the refinancing of 8% Notes. The loss consisted of the write-off of unamortized debt costs, unamortized bond premium and additional redemption fees.
Interest Expense. Interest expense increased to $6.9 million in the second quarter of 2019 from $5.9 million in the second quarter of 2018 and increased to $12.8 million in the first six months of 2019 from $11.8 million in the first six months of 2018 due to a $150.0 million increase in outstanding borrowings under the Term Loan B Facility as compared to the 8.0% Notes which were outstanding in the second quarter of 2018, and $25.0 million of outstanding revolving credit borrowings under the Revolving Credit Facility in the second quarter of 2019. This increase was offset in part by lower interest rates on our outstanding borrowings. The weighted average interest rate on our long-term debt, excluding lease financing obligations, was 6.3% and 7.0% in the second quarter of 2019 and first six months of 2019, respectively, compared to 7.9% in both the second quarter and first six months of 2018.
Provision (Benefit) for Income Taxes. The provision (benefit) for income taxes for both the second quarter and first six months of 2019 was derived using an estimated effective annual income tax rate for all of 2019 of 35.1%, excluding any discrete tax adjustments. The difference compared to the statutory rate for 2019 is attributable to approximately $3.0 million of non-deductible acquisition costs incurred during the year and the benefits of federal employment credits which are not directly related to the amount of pre-tax loss recorded in a period.
For all of 2018, the estimated effective annual income tax rate was estimated at 1.5% which excludes any discrete tax adjustments. The effective tax rate is below the statutory tax rate due to the effect of fixed employment tax credits on taxable income.
The income tax provision for the first six months of 2019 and 2018 contain net discrete tax adjustments of $0.1 million of tax expense in each period.
Net Income (Loss). As a result of the above, net loss for the second quarter of 2019 was $3.7 million, or a loss of $0.09 per diluted share, compared to net income in the second quarter of 2018 of $7.8 million, or $0.17 per diluted share. Net loss for first six months of 2019 was $15.2 million, or a loss of $0.39 per diluted share, compared to net income in first six months of 2018 of $4.7 million, or $0.10 per diluted share.

Reconciliations of net income (loss) to EBITDA, Adjusted EBITDA and Adjusted net income (loss), and income (loss) from operations to Restaurant-Level EBITDA for the three and six months ended June 30, 2019 and July 1, 2018 are as follows (in thousands, except for per share data):

	Three Months Ended		Six Months Ended
Reconciliation of EBITDA and Adjusted EBITDA:	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Net income (loss)	$(3,732)	$7,788	$(15,201)	$4,686
Provision (benefit) for income taxes	(8,508)	336	(8,154)	198
Interest expense	6,900	5,917	12,847	11,843
Depreciation and amortization	17,121	14,621	32,413	28,871
EBITDA	11,781	28,662	21,905	45,598
Impairment and other lease charges	367	2,881	1,277	3,190
Acquisition costs (1)	1,366	89	4,022	194
Integration costs (2)	1,207	—	1,207	—
Other expense (income), net (3)	376	—	(1,753)	—
Gain on bargain purchase	—	(208)	—	(230)
Stock-based compensation expense	1,282	1,385	2,808	2,970
Loss on extinguishment of debt	7,443	—	7,443	—
Adjusted EBITDA	$23,822	$32,809	$36,909	$51,722

Reconciliation of Restaurant-Level EBITDA:
Income (loss) from operations	$2,103	$13,833	$(3,065)	$16,497
Add:
General and administrative expenses	20,620	16,020	40,344	32,156
Integration costs (2)	406	—	406	—
Depreciation and amortization	17,121	14,621	32,413	28,871
Impairment and other lease charges	367	2,881	1,277	3,190
Other expense (income), net (3)	376	—	(1,753)	—
Restaurant-Level EBITDA	$40,993	$47,355	$69,622	$80,714

Reconciliation of Adjusted net income (loss):
Net income (loss)	$(3,732)	$7,788	$(15,201)	$4,686
Add:
Loss on extinguishment of debt	7,443	—	7,443	—
Impairment and other lease charges	367	2,881	1,277	3,190
Acquisition costs (1)	1,366	89	4,022	194
Integration costs (2)	1,207	—	1,207	—
Other expense (income), net (3)	376	—	(1,753)	—
Gain on bargain purchase	—	(208)	—	(230)
Income tax effect on above adjustments (4)	(2,690)	(580)	(3,049)	(662)
Adjusted net income (loss)	$4,337	$9,970	$(6,054)	$7,178
Adjusted diluted net income (loss) per share (5)	$0.07	$0.22	$(0.16)	$0.16

(1)	Acquisition costs include legal and professional fees incurred in connection with restaurant acquisitions.

(2)
Integration costs include $1.2 million for certain professional fees, corporate payroll, and other costs related to the integration of the Cambridge Acquisition and $0.4 million of one-time repairs and maintenance costs which are included in Restaurant-Level EBITDA.

(3)
Other expense, net for the three months ended June 30, 2019, included a loss on the disposal of restaurant equipment of $0.5 million and a $0.1 million gain on a sale-leaseback transaction. In the six months ended June 30, 2019, the Company recorded other income of $1.8 million which consisted of a $1.9 million gain from a settlement with BKC for their approval of new restaurant development by other franchisees which unfavorably impacted the Company's restaurants, a $0.1 million gain on two sale-leaseback transactions, a $0.1 million gain related to an insurance recovery from a fire at one of its restaurants in the prior year and a loss on a disposal of restaurant equipment of $0.5 million.

(4)
The income tax effect related to the adjustments for impairment and other lease charges, gain on bargain purchase, loss on extinguishment of debt, other income (expense) and acquisition costs during the periods presented was calculated using an effective income tax rate of 25% for the three and six months ended June 30, 2019 and 21% for the three and six months ended July 1, 2018, respectively.

(5)	Adjusted diluted net income (loss) per share is calculated based on Adjusted net income (loss) and the dilutive weighted average common shares outstanding for the respective periods, where applicable.
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
Interest payments under our debt obligations, capital expenditures including our remodeling initiatives, payments of royalties and advertising to BKC and RBI and payments related to our lease obligations represent significant liquidity requirements for us, as well as any discretionary expenditures for the acquisition or development of additional Burger King and Popeyes restaurants. We believe our cash balances, cash generated from our operations and availability of revolving credit borrowings under our new Senior Credit Facilities will provide sufficient cash availability to cover our anticipated working capital needs, capital expenditures and debt service requirements for the next twelve months.
Operating Activities. Net cash provided by operating activities in the first six months of 2019 decreased to $10.8 million from $38.8 million in the first six months of 2018 due primarily to a decrease in Adjusted EBITDA of $14.8 million combined with an increase of $8.3 million in deferred income taxes.
Investing Activities. Net cash used for investing activities in the first six months of 2019 and 2018 was $166.3 million and $31.7 million, respectively. In the first six months of 2019, we completed the Cambridge Acquisition and also acquired thirteen Burger King restaurants from another franchisee, received net proceeds of $4.6 million from one sale-leaseback transaction and received $0.1 million of proceeds from an insurance recovery related to a fire at one of our restaurants in 2019.
The first six months of 2018 included the purchase of certain restaurant properties to be sold in sale-leaseback transactions for $2.1 million. Investing activities in the first six months of 2018 also included net proceeds of $2.9 million related to two sale-leaseback transactions completed for properties purchased in 2017.
Capital expenditures are a large component of our investing activities and include: (1) new restaurant development, which may include the purchase of real estate; (2) restaurant remodeling, which includes the renovation or rebuilding of the interior and exterior of our existing restaurants including expenditures associated with our franchise agreement renewals and certain restaurants that we acquire; (3) other restaurant capital expenditures, which include capital maintenance expenditures for the ongoing reinvestment and enhancement of our restaurants, and from time to time, to support RBI’s initiatives; and (4) corporate and restaurant information systems, including expenditures for our point-of-sale systems for restaurants that we acquire.

The following table sets forth our capital expenditures for the periods presented (in thousands):

Six Months Ended June 30, 2019
New restaurant development	$19,120
Restaurant remodeling	12,990
Other restaurant capital expenditures	8,784
Corporate and restaurant information systems	2,198
Total capital expenditures	$43,092
Six Months Ended July 1, 2018
New restaurant development	$12,157
Restaurant remodeling	10,995
Other restaurant capital expenditures	7,973
Corporate and restaurant information systems	1,338
Total capital expenditures	$32,463
Financing Activities. Net cash provided by financing activities in the first six months of 2019 was $154.9 million due primarily to borrowings from the Term B Facility of $422.9 million, net revolving credit borrowings of $25.0 million under the Revolving Credit Facility, redemption of the 8.0% Notes, principal payments on finance leases of $1.0 million and costs associated with the New Senior Credit Facilities of $11.5 million which closed on April 30, 2019. Net cash provided by financing activities in the first six months of 2018 was $1.7 million due primarily to revolving credit borrowings of $4.5 million under the prior senior credit facility net of principal payments on finance leases of $0.9 million.
New Senior Credit Facility. On April 30, 2019, we entered into a New Senior Credit Facilities in an aggregate principal amount of $550.0 million, consisting of (i) a Term Loan B Facility in an aggregate principal amount of $425.0 million maturing on April 30, 2026 and (ii) a Revolving Credit Facilities in an aggregate principal amount of $125.0 million maturing on April 30, 2024.
The net proceeds from borrowings under the Term Loan B Facility were $422.9 million after original issue discount and were used to (i) refinance the indebtedness of Carrols, including redemption of $275.0 million of 8.0% Notes and accrued interest thereon at a redemption price of 102%, (ii) the retirement of Cambridge indebtedness and (iii) the payment of fees and expenses in connection with the Cambridge Acquisition and New Senior Credit Facilities. The proceeds of the Revolving Credit Facility will finance ongoing working capital and other general corporate purposes, including permitted acquisitions and required expenditures under development agreements. In connection with these transactions, the Company recognized a loss of $7.4 million on the extinguishment of debt.
Borrowings under the New Senior Credit Facilities bear interest, at a rate per annum equal to (i) the Alternate Base Rate (as defined in the New Senior Credit Facilities) plus 2.25% or (b) LIBOR Rate (as defined in the New Senior Credit Facilities) plus 3.25%. At June 30, 2019 the Company's LIBOR Rate margin was 3.25% and the Alternate Base Rate margin was 2.25%.
The Term Loan B borrowings are due and payable in quarterly installments, beginning on September 30, 2019 as follows:
(i) twenty-seven quarterly installments of $1.1 million;
(ii) one final payment of $396.3 million on April 30, 2026.
As of June 30, 2019, there were $25.0 million of revolving credit borrowings outstanding and $11.7 million of letters of credit issued under the Revolving Credit Facility. After reserving for issued letters of credit and outstanding revolving credit borrowings, $88.3 million was available for revolving credit borrowings at June 30, 2019 under the Revolving Credit Facility. We were in compliance with the financial covenants under our New Senior Credit Facilities at June 30, 2019.
Prior Senior Credit Facility. On May 30, 2012, we entered into a senior credit facility (the "prior senior credit facility"), which was most recently amended on June 20, 2017 to increase the permitted indebtedness of our second lien notes to a principal amount not to exceed $300.0 million in order to provide for the additional $75 million principal amount of the 8% Notes issued on June 23, 2017. Previously, on January 13, 2017, we entered into an amendment to our prior senior credit facility to, among other things, increase maximum revolving credit borrowings to $125.0 million (including $20.0 million available for letters of credit). The prior senior credit facility also provided for potential incremental borrowing increases of up to $25.0 million, in the aggregate.
Borrowings under the prior senior credit facility bore interest at a rate per annum, at our option, of:
(i) the Alternate Base Rate plus the applicable margin of 1.75% to 2.75% based on our Adjusted Leverage Ratio, or
(ii) the LIBOR Rate plus the applicable margin of 2.75% to 3.75% based on our Adjusted Leverage Ratio (all terms as defined under the prior senior credit facility).
Our obligations under the prior senior credit facility were jointly and severally guaranteed by our subsidiaries and were secured by first priority liens on substantially all of our assets, including a pledge of all of the capital stock and equity interests of our subsidiaries.
Under the prior senior credit facility, we were required to make mandatory prepayments of borrowings in the event of dispositions of assets, debt issuances and insurance and condemnation proceeds (all subject to certain exceptions).
The prior senior credit facility contained certain covenants, including without limitation, those limiting our and our subsidiaries' ability to, among other things, incur indebtedness, incur liens, sell or acquire assets or businesses, change the character of its business in all material respects, engage in transactions with related parties, make certain investments, make certain restricted payments or pay dividends. In addition, the prior senior credit facility required us to meet certain financial ratios, including a Fixed Charge Coverage Ratio, Adjusted Leverage Ratio and First Lien Leverage Ratio (all as defined under the amended senior credit facility).
The prior senior credit facility contained customary default provisions, including that the lenders may terminate their obligation to advance and may declare the unpaid balance of borrowings, or any part thereof, immediately due and payable upon the occurrence and during the continuance of customary defaults which include, without limitation, payment default, covenant defaults, bankruptcy type defaults, cross-defaults on other indebtedness, judgments or upon the occurrence of a change of control.
Contractual Obligations
The following table summarizes our contractual obligations and commitments as of June 30, 2019 (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Long-term debt obligations, including interest (1)	$625,604	$20,311	$60,494	$59,513	$485,286
Finance lease obligations, including interest (2)	4,019	1,244	2,338	308	129
Operating lease obligations (3)	1,323,275	47,846	185,971	181,908	907,550
Lease financing obligations, including interest (4)	1,613	54	218	1,341	—
Total contractual obligations	$1,954,511	$69,455	$249,021	$243,070	$1,392,965

(1)
Our long term debt at June 30, 2019 included $425.0 million of borrowings under the Term Loan B Facility and $25.0 million of borrowings under the Revolving Credit Facility. Total interest payments on the Term Loan B Facility of $165.3 million for all years presented are included at the coupon rate of 5.74%. Interest payments on our outstanding revolving credit borrowings are variable in nature and have been calculated using an assumed interest rate of 7.75% for each year.

(2)	Includes total interest of $0.4 million for all years presented.

(3)	Includes total interest of $506.5 million for all years presented.

(4)	Includes total interest of $0.4 million for all years presented.

As shown above, effective December 31, 2018, the first day of fiscal 2019, we adopted ASC Topic 842, Leases, which resulted in recognition of additional net lease liabilities of approximately $542.9 million. Refer to to Item 1. Financial Statements – Note 6 – Leases for additional information regarding the adoption of ASC Topic 842.
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
Forward Looking Statements
This Quarterly Report on Form 10-Q contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements that are predictive in nature or that depend upon or refer to future events or conditions are forward-looking statements. These statements are often identified by the words “may”, “might", “will”, “should”, “anticipate”, “believe”, “expect”, “intend”, “estimate”, “hope”, “plan” or similar expressions. In addition, expressions of our strategies, intentions or plans are also forward looking statements. These statements reflect management’s current views with respect to future events and are subject to risks and uncertainties, both known and unknown. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their date. There are important factors that could cause actual results to differ materially from those in forward-looking statements, many of which are beyond our control. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected or implied in the forward-looking statements. We have identified significant factors that could cause actual results to differ materially from those stated or implied in the forward-looking statements. We believe important factors that could cause actual results to differ materially from our expectations include the following, in addition to other risks and uncertainties discussed herein and in our Annual Report on Form 10-K for the fiscal year ended December 30, 2018:

•	Effectiveness of the Burger King®and Popeyes®advertising programs and the overall success of the Burger King and Popeyes brands;

•	Increases in food costs and other commodity costs;

•	Competitive conditions, including pricing pressures, couponing, aggressive marketing and the potential impact of competitors new unit openings on sales of our restaurants;

•	Our ability to integrate any restaurants we acquire;

•	Regulatory factors;

•	Environmental conditions and regulations;

•	General economic conditions, particularly in the retail sector;

•	Weather conditions;

•	Fuel prices;

•	Significant disruptions in service or supply by any of our suppliers or distributors;

•	Changes in consumer perception of dietary health and food safety;

•	Labor and employment benefit costs, including the effects of minimum wage increases, health care reform and changes in the Fair Labor Standards Act;

•	The outcome of pending or future legal claims or proceedings;

•	Our ability to manage our growth and successfully implement our business strategy;

•	Our inability to service our indebtedness;

•	Our borrowing costs and credit ratings, which may be influenced by the credit ratings of our competitors;

•	The availability and terms of necessary or desirable financing or refinancing and other related risks and uncertainties; and

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
A 1% change in interest rates would have resulted in a $0.7 million and $0.8 million change to interest expense for the three and six months ended June 30, 2019, respectively, and a nominal change to the three and six months ended July 1, 2018, respectively.
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
Evaluation of Disclosure Controls and Procedures. We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2019.
We acquired Cambridge in the Cambridge Acquisition on April 30, 2019 and have not yet included Cambridge in our assessment of the effectiveness of our internal control over financial reporting. Accordingly, pursuant to the SEC's general guidance that an assessment of a recently acquired business may be omitted from the scope of an assessment in the year of acquisition, the scope of our assessment of the effectiveness of our disclosure controls and procedures does not include Cambridge. For the second quarter of 2019, Cambridge accounted for $50.7 million of our total net sales, and as of June 30, 2019, had total assets of $394.5 million.
Changes in Internal Control. During the three months ended June 30, 2019, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The restaurant industry is highly competitive. In each of our markets, our restaurants compete with a large number of national and regional restaurant chains, as well as locally owned restaurants, offering low and medium-priced fare. We also compete with other convenience stores, delicatessens and prepared food counters in grocery stores, supermarkets, cafeterias and other purveyors of moderately priced and quickly prepared food. We believe our largest competitors for our Burger King restaurants are McDonald’s and Wendy’s restaurants and its largest competitor for its Popeyes restaurants is KFC.

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

We are highly dependent on the Burger King system and the Popeyes system and our ability to renew our franchise agreements with BKC and PLK. The failure to renew our franchise agreements or Burger King or Popeyes failure to compete effectively would materially adversely affect our results of operations.

Due to the nature of franchising and our agreements with BKC and PLK, our success is, to a large extent, directly related to the success of the Burger King and Popeyes system including its financial condition, advertising programs, new products, overall quality of operations and the successful and consistent operation of Burger King and Popeyes restaurants owned by other franchisees. We cannot assure you that Burger King or Popeyes restaurants will be able to compete effectively with other restaurants. As a result, any failure of the Burger King system or Popeyes system to compete effectively would likely have a material adverse effect on our operating results.

Under each of our franchise agreements, we are required to comply with operational programs established by BKC or PLK. For example, our franchise agreements with BKC and PLK require that our restaurants comply with specified design criteria. In addition, BKC generally has the right to require us during the tenth year of a franchise agreement to remodel our restaurants to conform to the then-current image of Burger King restaurants, and PLK generally has the right to require us to remodel our restaurants to conform to the then-current image of the Popeyes restaurants every six years, all of which may require the expenditure of considerable funds. In addition we may not be able to avoid adopting menu price discount promotions or permanent menu price decreases instituted by BKC or PLK that may be unprofitable.

Our BKC franchise agreements typically have a 20-year term after which BKC’s consent is required to receive a successor franchise agreement. Our PLK franchise agreements typically have a 20-year term after which we have the options to (a) renew for a 10 year renewal term and (b) renew for a second supplemental renewal term of 10 years provided that we meet certain conditions as set forth in the PLK franchise agreements.

We cannot assure you that BKC will grant each of our future requests for successor franchise agreements or that we will exercise any of the options to renew the PLK franchise agreements. Any failure of BKC to renew our franchise agreements could adversely affect our operating results. In addition, as a condition of approval of a successor franchise agreement, BKC may require us to make capital improvements to particular restaurants to bring them up to current image standards established by Burger King, which may require us to incur substantial costs. Additionally, one of the conditions to our exercise of the options to renew our PLK franchise agreements is that we must make capital improvements to particular restaurants to bring them up to current image standards established by Popeyes, which may require us to incur substantial costs.

In addition, our franchise agreements with BKC and PLK do not give us exclusive rights to operate Burger King or Popeyes restaurants in any defined territory. Although we believe that BKC and PLK generally seeks to ensure that newly granted franchises do not materially adversely affect the operations of existing restaurants, we cannot assure you that franchises granted by BKC or PLK to third parties will not adversely affect any restaurants that we operate.

Additionally, as a franchisee, we have no control over the Burger King brand or the Popeyes brand. If BKC does not adequately protect the Burger King brand and other intellectual property, or if PLK does not adequately protect the Popeyes brand and other intellectual property, our competitive position and operating results could be harmed.

Our strategy includes pursuing acquisitions of additional Burger King and Popeyes restaurants and we may not find Burger King restaurants or Popeyes restaurants that are suitable acquisition candidates or successfully operate or integrate any Burger King restaurants or Popeyes restaurants that we may acquire.

As part of our strategy, we intend to pursue the acquisition of additional Burger King and Popeyes restaurants. Pursuant to the Area Development Agreement, BKC assigned to us its ROFR under its franchise agreements with its franchisees to purchase all of the assets of a Burger King restaurant or all or substantially all of the voting stock of the franchisee, whether direct or indirect, on the same terms proposed between such franchisee and a third party purchaser in 16 states as follows: Arkansas, Indiana, Kentucky, Louisiana, Maine, Maryland, Michigan, Mississippi, North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina, Tennessee, Vermont and Virginia (subject to certain exceptions for certain limited geographic areas within certain states) and a limited number of counties in four additional states and granted us franchise pre-approval to acquire Burger King restaurants from Burger King franchisees until we acquire more than 500 Burger King restaurants. In addition, we assumed a development agreement for Popeyes®, which includes a right of first refusal for acquisitions in two southern states.

Although we believe that opportunities for future acquisitions may be available from time to time, competition for acquisition candidates may exist or increase in the future. Consequently, there may be fewer acquisition opportunities available to us at an attractive acquisition price. There can be no assurance that we will be able to identify, acquire, manage or successfully integrate additional restaurants without substantial costs, delays or operational or financial problems. In the event we are able to acquire additional restaurants, the integration and operation of the acquired restaurants may place significant demands on our management, which could adversely affect our ability to manage our existing restaurants. We may be required to obtain additional financing to fund future acquisitions. There can be no assurance that we will be able to obtain additional financing, if necessary, on acceptable terms or at all. Our New Senior Credit Facilities contain restrictive covenants that may prevent us from incurring additional debt to acquire additional Burger King or Popeyes restaurants.

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

The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of our business and the loss of key personnel. The diversion of management’s attention and any delays or difficulties encountered in connection with the acquisition of restaurants and integration of acquired restaurants’ operations could have an adverse effect on our business, results of operations and financial condition.

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

In our evaluation of our recent and potential acquisitions, assumptions are made as to our ability to increase sales as well as improve restaurant-level profitability particularly in the areas of food, labor and cash controls as well as other operating expenses. If we are not able to make such improvements in these operational areas as planned, the acquired restaurants’ targeted profitability levels will be affected which could cause an adverse effect on our overall financial results and financial condition.

The combined companies may not realize the anticipated benefits from the Cambridge Acquisition.

The Cambridge Acquisition involved the integration of two companies that have previously operated independently. We expect the combined companies to result in financial and operational benefits, including increased cost savings and other financial and operating benefits from the Cambridge Acquisition. There can be no assurance, however, regarding when or the extent to which the combined companies will be able to realize these increased cost savings or benefits. The companies must integrate or, in some cases, replace numerous systems, including those involving management information, purchasing, accounting and finance, sales, billing, employee benefits, payroll and regulatory compliance, many of which are dissimilar. Difficulties associated with integrating the Cambridge restaurants and infrastructure could have a material adverse effect on the combined companies and the market price of our common stock.

We will incur significant transaction and merger-related costs.

We have incurred and expect to continue to incur a number of non-recurring costs associated with combining the operations of the two companies. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, may offset incremental transaction and transaction-related costs over time, this net benefit may not be achieved in the near term, or at all.

We could be adversely affected by food-borne illnesses, as well as widespread negative publicity regarding food quality, illness, injury or other health concerns.

Negative publicity about food quality, illness, injury or other health concerns (including health implications of obesity) or similar issues stemming from one restaurant or a number of restaurants could materially adversely affect us, regardless of whether they pertain to our own restaurants, other Burger King restaurants, other Popeyes restaurants or to restaurants owned or operated by other companies. For example, health concerns about the consumption of beef, chicken or eggs or by specific events such as the outbreak of “mad cow” disease could lead to changes in consumer preferences, reduce consumption of our products and adversely affect our financial performance. These events could also reduce available supply or significantly raise the price of beef, chicken or eggs.

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

We may incur significant liability or reputational harm if claims are brought against us, the Burger King brand or the Popeyes brand.

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

We obtain a significant portion of our revenues from the sale of hamburgers, fried chicken and various types of sandwiches. If consumer preferences for these types of foods change, it could have a material adverse effect on our operating results. The quick-service restaurant segment is characterized by the frequent introduction of new products, often supported by substantial promotional campaigns, and is subject to changing consumer preferences, tastes, and eating and purchasing habits. Our success depends on BKC’s and PLK's ability to anticipate and respond to changing consumer preferences, tastes and dining and purchasing habits, as well as other factors affecting the restaurant industry, including new market entrants and demographic changes. BKC or PLK may be forced to make changes to our menu items in order to respond to changes in consumer tastes or dining patterns, and we may lose customers who do not prefer the new menu items. In recent years, numerous companies in the quick-service restaurant segments have introduced products positioned to capitalize on the growing consumer preference for food products that are, or are perceived to be, promoting good health, nutritious, low in calories and low in fat content. If BKC or PLK does not continually develop and successfully introduce new menu offerings that appeal to changing consumer preferences or if the Burger King system or Popeyes system does not timely capitalize on new products, our operating results could suffer. In addition, any significant event that adversely affects consumption of our products, such as cost, changing tastes or health concerns, could adversely affect our financial performance.

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

We are a member of a national purchasing cooperative, Restaurant Services, Inc., which serves as the purchasing agent for approved distributors to the Burger King system. We are required to purchase all of our food products, paper goods and packaging materials from BKC-approved suppliers. We currently utilize mostly three distributors for our restaurants, Maines Paper & Food Service, Inc., McLane Company Inc., and Reinhart Food Service L.L.C., to supply our restaurants in various geographical areas. As of June 30, 2019, such distributors supplied 39%, 28%, and 28%, respectively of our restaurants. Although we believe that we have alternative sources of supply, in the event any distributors or suppliers are unable to service us, this could lead to a disruption of service or supply until a new distributor or supplier is engaged, which could have an adverse effect on our business.

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

During 2018, certain workers were able to take up to eight weeks (increasing in New York and other areas to twelve weeks in 2021) of employer-provided paid leave for childbirth, care for a seriously ill family member or needs related to a family member’s military deployment. These additional expenses may cause us to raise our prices. In certain geographic areas which cannot absorb such increases, this could have a material adverse effect on our business, financial condition; results of operations and/or cash flows. We provide unpaid leave for employees for covered family and medical reasons, including childbirth, to the extent required by the Family and Medical Leave Act of 1993, as amended, and applicable state laws. To the extent we need to hire additional employees or pay overtime for such employees on leave, this would be an added expense which could adversely affect our results of operations.

Increases in income tax rates or changes in income tax laws could adversely affect our business, financial condition or results of operations.

Increases in income tax rates in the United States or other changes in income tax laws in any particular jurisdiction could reduce our after-tax income arising in such jurisdiction and could adversely affect our business, financial condition or results of operations. The United States recently made changes to existing tax laws in the Tax Cuts and Jobs Act (the “Tax Act”) which was signed into law on December 22, 2017. Among its many provisions, the Tax Act reduced the U.S. Federal corporate income tax rate from 35% to 21% and imposed limitations on the deductibility of interest and certain other corporate deductions. Additional changes in the U.S. tax regime, including changes in how existing tax laws are interpreted or enforced, could adversely affect our business, financial condition or results of operations.

The efficiency and quality of our competitors’ advertising and promotional programs and the extent and cost of our advertising could have a material adverse effect on our results of operations and financial condition.

The success of our restaurants depends in part upon the effectiveness of the advertising campaigns and promotions by BKC or PLK. If our competitors increase spending on advertising and promotion, or the cost of television or radio advertising increases, or BKC’s, PLK's, or our advertising and promotions are less effective than our competitors’, there could be a material adverse effect on our results of operations and financial condition.

Our business is regional and we therefore face risks related to reliance on certain markets as well as risks for other unforeseen events.

At June 30, 2019, 16% of our restaurants were located in North Carolina, 12% were located in New York, 11% were located in Tennessee, and 25% were located in Indiana, Ohio and Michigan. Therefore, the economic conditions, state and local government regulations, weather conditions or other conditions affecting New York, Tennessee, Indiana, Ohio, Michigan, and North Carolina and other unforeseen events, including terrorism and other national conflicts may have a material impact on the success of our restaurants in those locations.

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

Carrols is currently a guarantor under 27 Fiesta Restaurant Group, Inc. (“Fiesta”) restaurant property leases and the primary lessee on five Fiesta restaurant property leases, and any default under such property leases by Fiesta may result in substantial liabilities to us.

Fiesta, a former wholly owned subsidiary of the Company, was spun-off in 2012 to the Company’s stockholders. Carrols currently is a guarantor under 27 Fiesta restaurant property leases, of which all except for one are still operating as of June 30, 2019. The Separation and Distribution Agreement, which we refer to as the “separation agreement”, dated as of April 24, 2012 and entered into in connection with the spin-off among Carrols, Fiesta and us provides that the parties will cooperate and use their commercially reasonable efforts to obtain the release of such guarantees. Unless and until any such guarantees are released, Fiesta agrees to indemnify Carrols for any losses or liabilities or expenses that it may incur arising from or in connection with any such lease guarantees.

Carrols is currently a primary lessee of five Fiesta restaurants which it subleases to Fiesta. The separation agreement provides that the parties will cooperate and use their commercially reasonable efforts to cause Fiesta or a subsidiary of Fiesta to enter into a new master lease or individual leases with the lessor with respect to the Fiesta restaurants where Carrols is currently a lessee. The separation agreement provides that until such new master lease or such individual leases are entered into, (i) Carrols will perform its obligations under the master lease for the five Fiesta restaurants where it is a lessee and (ii) the parties will cooperate and use their commercially reasonable efforts to enter into a non-disturbance agreement or similar agreement with the lessor which shall provide that Fiesta or one of its subsidiaries shall become the lessee under such master lease with respect to such Fiesta restaurants and perform Carrols’ obligations under such master lease in the event of a breach or default by Carrols.

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

The trading price of our common stock may fluctuate substantially. The price of our common stock that will prevail in the market may be higher or lower than the price you pay, depending on many factors, some of which are beyond our control. Broad market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance. The fluctuations could cause a loss of all or part of an investment in our common stock. Factors that could cause fluctuation in the trading price of our common stock may include, but are not limited to the following:

•	price and volume fluctuations in the overall stock market from time to time;

•	significant volatility in the market price and trading volume of companies generally or restaurant companies;

•	actual or anticipated variations in the earnings or operating results of our company or our competitors;

•	actual or anticipated changes in financial estimates by us or by any securities analysts who might cover our stock or the stock of other companies in our industry;

•	market conditions or trends in our industry and the economy as a whole;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships or divestitures and our ability to complete any such transaction;

•	announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;

•	capital commitments;

•	changes in accounting principles;

•	additions or departures of key personnel;

•	sales of our common stock, including sales of large blocks of our common stock or sales by our directors and officers; and

•	events that affect BKC or PLK.

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

The concentrated ownership of our capital stock by insiders will likely limit our stockholders’ ability to influence corporate matters.

Our executive officers, directors, BKC and Blue Holdco 1, LLC together beneficially own approximately 22.0% of our outstanding common stock as of August 5, 2019 without giving effect to the conversion of the Series B Preferred Stock and Series C Preferred Stock and 43.5% of the common stock outstanding after giving effect to the conversion of the Series B Preferred Stock and the Series C Preferred Stock. As a result, our executive officers, directors, affiliates of RBI and Cambridge, if they act as a group, will be able to significantly influence matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions such as mergers and acquisitions. The directors will have the authority to make decisions affecting our capital structure, including the issuance of additional debt and the declaration of dividends. Each of RBI and Cambridge may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of us that other stockholders may view as beneficial, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately depress the market price of our common stock.

We do not expect to pay any cash dividends for the foreseeable future, and the New Senior Credit Facilities limit our ability to pay dividends to our stockholders.

We do not anticipate that we will pay any cash dividends to holders of our common stock in the foreseeable future. The absence of a dividend on our common stock may increase the volatility of the market price of our common stock or make it more likely that the market price of our common stock will decrease in the event of adverse economic conditions or adverse developments affecting our company. Additionally, our New Senior Credit Facilities limit, and the debt instruments that we may enter into in the future may limit our ability to pay dividends to our stockholders.

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

As of June 30, 2019 we had approximately $454.9 million of total indebtedness outstanding consisting of $425.0 million under our Term Loan B Facility, $25.0 million under our Revolving Credit Facility, $1.2 million of lease financing obligations and $3.7 million of finance leases and other debt. As of June 30, 2019, we had $25.0 million of revolving credit borrowings outstanding and $88.3 million of borrowing availability under our Revolving Credit Facility (after reserving $11.7 million for letters of credit issued under the Revolving Credit Facility, which included amounts for anticipated claims from our renewals of workers' compensation and other insurance policies).

As a result of our substantial indebtedness, a significant portion of our operating cash flow will be required to make payments of interest and principal on our outstanding indebtedness, and we may not generate sufficient cash flow from operations, or have future borrowings available under our New Senior Credit Facilities, to enable us to repay our indebtedness, including the Term Loan B Facility, or to fund other liquidity needs.

Our substantial indebtedness could have important consequences to our stockholders. For example, it could:

•	make it more difficult for us to satisfy our obligations with respect to the New Senior Credit Facilities and our other debt;

•	increase our vulnerability to general adverse economic and industry conditions;

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

We expect to use cash flow from operations, our cash balances and revolving credit borrowings under our New Senior Credit Facilities to meet our current and future financial obligations, including funding our operations, debt service, possible future acquisitions and capital expenditures (including restaurant remodeling and new restaurant development). Our ability to make these payments depends on our future performance, which will be affected by financial, business, economic and other factors, many of which we cannot control. Our business may not generate sufficient cash flow from operations in the future, which could result in our being unable to repay indebtedness, or to fund other liquidity needs. If we do not have sufficient liquidity, we may be forced to reduce or delay capital expenditures and restaurant acquisitions, sell assets, obtain additional debt or equity capital or restructure or refinance all or a portion of our debt, including our senior credit facility, on or before maturity. We cannot make any assurances that we will be able to accomplish any of these alternatives on terms acceptable to us, or at all. In addition, the terms of existing or future indebtedness, including the agreements for our New Senior Credit Facilities, may limit our ability to pursue any of these alternatives.

Despite current indebtedness levels and restrictive covenants, we may still be able to incur more debt or make certain restricted payments, which could further exacerbate the risks described above.

Although our New Senior Credit Facilities contain restrictions on our ability to incur indebtedness, those restrictions are subject to a number of exceptions. We could also consider investments in joint ventures or acquisitions, which may increase our indebtedness. Moreover, although our New Senior Credit Facilities contain restrictions on our ability to make restricted payments, including the declaration and payment of dividends, we are able to make such restricted payments under certain circumstances. Adding new debt to current debt levels or making restricted payments could intensify the related risks that we and our subsidiaries now face.

Our New Senior Credit Facilities restrict our ability to engage in some business and financial transactions and contain certain other restrictive terms.

Our New Senior Credit Facilities, restrict our ability in certain circumstances to, among other things:

•	incur additional debt;

•	pay dividends and make other distributions on, redeem or repurchase, capital stock;

•	make investments or other restricted payments;

•	enter into transactions with affiliates;

•	engage in sale and leaseback transactions;

•	sell all, or substantially all, of our assets;

•	create liens on assets to secure debt; or

•	effect a consolidation or merger.

These covenants limit our operational flexibility and could prevent us from taking advantage of business opportunities as they arise, growing our business or competing effectively. In addition, our New Senior Credit Facilities required us to maintain specified financial ratios and satisfy other financial tests. At June 30, 2019, we were in compliance with such covenants under our New Senior Credit Facilities. Our ability to meet these financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet these tests.

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

We may not have the funds necessary to satisfy all of our obligations under our New Senior Credit Facilities or other indebtedness in connection with certain change of control events.

Our New Senior Credit Facilities provides that certain change of control events constitute an event of default under such New Senior Credit Facilities. Such an event of default entitles the lenders thereunder to, among other things, cause all outstanding debt obligations under the New Senior Credit Facilities to become due and payable and to proceed against the collateral securing such New Senior Credit Facilities. Any event of default or acceleration of the New Senior Credit Facilities will likely also cause a default under the terms of our other indebtedness.
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

CARROLS RESTAURANT GROUP, INC.

Date: August 9, 2019	/s/ Daniel T. Accordino
(Signature)
Daniel T. Accordino Chief Executive Officer

Date: August 9, 2019	/s/ Paul R. Flanders
(Signature)
Paul R. Flanders Vice President, Chief Financial Officer and Treasurer