Form 10-Q
period 2019-09-29
CARROLS RESTAURANT GROUP, INC.
filed 2019-11-08
CIK 809248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2019
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 7, 2019, Carrols Restaurant Group, Inc. had 51,847,700 shares of its common stock, $.01 par value, outstanding.

CARROLS RESTAURANT GROUP, INC.
FORM 10-Q
QUARTER ENDED SEPTEMBER 29, 2019

PART I—FINANCIAL INFORMATION
ITEM 1—INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CARROLS RESTAURANT GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	September 29, 2019	December 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$2,961	$4,014
Trade and other receivables	15,810	11,693
Inventories	12,815	10,396
Prepaid rent	1,742	1,880
Prepaid expenses and other current assets	9,639	6,695
Refundable income taxes	176	—
Total current assets	43,143	34,678
Property and equipment, net of accumulated depreciation of $364,823 and $328,873, respectively	393,900	289,817
Franchise rights, net of accumulated amortization of $116,027 and $108,021, respectively (Note 3)	322,199	175,897
Goodwill (Note 3)	143,568	38,469
Franchise agreements, at cost less accumulated amortization of $12,717 and $12,022, respectively	32,676	24,414
Operating right-of-use assets, net (Note 6)	787,410	—
Deferred income taxes (Note 8)	535	28,291
Other assets	10,698	8,685
Total assets	$1,734,129	$600,251
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and finance lease liabilities (Notes 6 and 7)	$6,276	$1,948
Current portion of operating lease liabilities (Note 6)	40,210	—
Accounts payable	40,079	29,143
Accrued interest	1,118	3,818
Accrued payroll, related taxes and benefits	28,915	28,719
Accrued real estate taxes	8,541	5,910
Other liabilities	24,368	12,601
Total current liabilities	149,507	82,139
Long-term debt and finance lease liabilities, net of current portion (Notes 6 and 7)	470,098	276,823
Lease financing obligations	1,194	1,196
Operating lease liabilities (Note 6)	779,456	—
Deferred income—sale-leaseback of real estate	—	10,073
Accrued postretirement benefits	4,417	4,320
Other liabilities (Note 5)	10,586	40,160
Total liabilities	1,415,258	414,711
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, par value $.01; authorized 20,000,000 shares, issued and outstanding—100 shares	—	—
Voting common stock, par value $.01; authorized—100,000,000 shares, issued—51,847,700 and 36,583,903 shares, respectively, and outstanding—51,049,376 and 35,742,427 shares, respectively	510	357
Additional paid-in capital	300,013	150,459
Retained earnings	21,002	35,511
Accumulated other comprehensive loss	(646)	(646)
Treasury stock, at cost	(2,008)	(141)
Total stockholders’ equity	318,871	185,540
Total liabilities and stockholders’ equity	$1,734,129	$600,251

See accompanying notes to unaudited condensed consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Revenue
Restaurant sales	$398,414	$296,917	$1,054,877	$871,553
Other revenue	3,931	—	6,816	—
Total revenue	402,345	296,917	1,061,693	871,553
Operating expenses:
Cost of sales	121,283	82,082	313,015	237,004
Restaurant wages and related expenses	131,070	95,391	352,402	283,489
Restaurant rent expense	29,300	20,259	77,906	60,112
Other restaurant operating expenses	62,710	45,510	164,623	132,938
Advertising expense	16,052	12,120	42,601	35,741
General and administrative (including stock-based compensation expense of $1,707, $1,531, $4,515 and $4,501 respectively)	21,365	17,602	61,709	49,758
Depreciation and amortization	21,200	14,555	53,613	43,426
Impairment and other lease charges (Note 4)	500	164	1,777	3,354
Other income, net	(20)	(434)	(1,773)	(434)
Total operating expenses	403,460	287,249	1,065,873	845,388
Income (loss) from operations	(1,115)	9,668	(4,180)	26,165
Loss on extinguishment of debt	—	—	7,443	—
Interest expense	7,578	5,909	20,425	17,752
Gain on bargain purchase (Note 2)	—	—	—	(230)
Income (loss) before income taxes	(8,693)	3,759	(32,048)	8,643
Provision (benefit) for income taxes (Note 8)	(1,881)	148	(10,035)	346
Net income (loss)	$(6,812)	$3,611	$(22,013)	$8,297
Basic and diluted net income (loss) per share (Note 13)	$(0.15)	$0.08	$(0.54)	$0.18
Weighted average common shares outstanding:
Basic	45,947,413	35,735,680	41,014,635	35,707,245
Diluted	45,947,413	45,410,556	41,014,635	45,293,255
Comprehensive income (loss), net of tax:
Net income (loss)	$(6,812)	$3,611	$(22,013)	$8,297
Other comprehensive income	—	—	—	—
Comprehensive income (loss)	$(6,812)	$3,611	$(22,013)	$8,297

See accompanying notes to unaudited condensed consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share and per share amounts)
(Unaudited)

								Accumulated
					Additional			Other		Total
	Common Stock		Preferred Stock		Paid-In	Retained		Comprehensive	Treasury	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings		Loss	Stock	Equity
Balance, December 31, 2018	35,742,427	$357	100	$—	$150,459	$35,511		$(646)	$(141)	$185,540
Stock-based compensation	—	—	—	—	1,526	—		—	—	1,526
Vesting of non-vested shares	371,824	4	—	—	(4)	—		—	—	—
Net loss	—	—	—	—	—	(11,469)		—	—	(11,469)
Adoption of ASC 842, net of taxes (Note 6)	—	—	—	—	—	7,504		—	—	7,504
Balance, March 31, 2019	36,114,251	$361	100	$—	$151,981	$31,546		$(646)	$(141)	$183,101
Stock-based compensation	—	—	—	—	1,282	—		—	—	1,282
Vesting of non-vested shares	2,478	—	—	—	—	—		—	—	—
Issuance of common and preferred stock	7,364,413	74	10,000	—	145,259	—		—	—	145,333
Retirement of treasury stock	—	—	—	—	(141)				141	—
Net loss	—	—	—	—	—	(3,732)		—	—	(3,732)
Balance, June 30, 2019	43,481,142	$435	10,100	$—	$298,381	$27,814		$(646)	$—	$325,984
Stock-based compensation	—	—	—	—	1,707	—		—	—	1,707
Vesting of non-vested shares	117,832	—	—	—	—	—		—	—	—
Repurchase of treasury stock	—	—	—	—	—	—		—	(2,008)	(2,008)
Conversion of preferred stock to common stock	7,450,402	75	(10,000)	—	(75)	—		—	—	—
Net loss	—	—	—	—	—	(6,812)		—	—	(6,812)
Balance, September 29, 2019	51,049,376	$510	100	$—	$300,013	$21,002		$(646)	$(2,008)	$318,871

Balance, December 31, 2017	35,436,252	$354	100	$—	$144,650	$25,407		$(1,210)	$(141)	$169,060
Stock-based compensation	—	—	—	—	1,585	—		—	—	1,585
Vesting of non-vested shares	283,248	3	—	—	(3)	—		—	—	—
Net loss	—	—	—	—	—	(3,102)		—	—	(3,102)
Balance, April 1, 2018	35,719,500	$357	100	$—	$146,232	$22,305		$(1,210)	$(141)	$167,543
Stock-based compensation	—	—	—	—	1,385	—		—	—	1,385
Vesting of non-vested shares	3,338	1	—	—	(1)	—		—	—	—
Net income	—	—	—	—	—	7,788		—	—	7,788
Balance, July 1, 2018	35,722,838	$358	100	$—	$147,616	$30,093		$(1,210)	$(141)	$176,716
Stock-based compensation	—	—	—	—	1,531	—		—	—	1,531
Vesting of non-vested shares	19,589	(1)	—	—	1	—	—	—	—	—
Net income	—	—	—	—	—	3,611		—	—	3,611
Balance, September 30, 2018	35,742,427	$357	100	$—	$149,148	$33,704		$(1,210)	$(141)	$181,858

See accompanying notes to unaudited condensed consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except share and per share amounts)

CARROLS RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 29, 2019	September 30, 2018
Cash flows provided by operating activities:
Net income (loss)	$(22,013)	$8,297
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on disposals of property and equipment	615	371
Stock-based compensation	4,515	4,501
Gain on bargain purchase (Note 2)	—	(230)
Gain on settlement agreement (Note 14)	(1,913)	—
Impairment and other lease charges	1,777	3,354
Depreciation and amortization	53,613	43,426
Amortization of deferred financing costs	1,209	901
Amortization of bond premium and discount on debt	(175)	(679)
Amortization of deferred gains from sale-leaseback transactions	—	(1,186)
Deferred income taxes	(10,052)	184
Change in refundable income taxes	(176)	—
Loss on extinguishment of debt - non-cash	129	—
Changes in other operating assets and liabilities	7,487	8,838
Net cash provided by operating activities	35,016	67,777
Cash flows used for investing activities:
Capital expenditures:
New restaurant development	(37,259)	(17,753)
Restaurant remodeling	(37,826)	(21,505)
Other restaurant capital expenditures	(15,643)	(12,328)
Corporate and restaurant information systems	(6,670)	(2,661)
Total capital expenditures	(97,398)	(54,247)
Acquisition of restaurants, net of cash acquired (Note 2)	(131,545)	(27,595)
Properties purchased for sale-leaseback	—	(2,123)
Proceeds from sale-leaseback transactions	7,018	4,504
Proceeds from insurance recoveries	123	642
Net cash used for investing activities	(221,802)	(78,819)
Cash flows provided by financing activities:
Proceeds from issuance of Term Loan B Facility	422,875	—
Repayments of Term Loan B Facility	(1,063)	—
Retirement of 8% Senior Secured Second Lien Notes, premium and fees	(280,500)	—
Borrowings under prior revolving credit facility	—	4,500
Repayments under prior revolving credit facility	—	(4,500)
Borrowings under new revolving credit facility	312,500	—
Repayments under new revolving credit facility	(253,000)	—
Proceeds from lease financing obligations	—	2,692
Payments on finance lease liabilities	(1,555)	(1,345)
Costs associated with financing long-term debt	(11,516)	(154)
Purchase of treasury shares	(2,008)	—
Net cash provided by financing activities	185,733	1,193
Net decrease in cash and cash equivalents	(1,053)	(9,849)
Cash and cash equivalents, beginning of period	4,014	29,412
Cash and cash equivalents, end of period	$2,961	$19,563
CARROLS RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(In thousands)
(Unaudited)

	Nine Months Ended
	September 29, 2019	September 30, 2018
Supplemental disclosures:
Interest paid on long-term debt	$22,159	$11,952
Interest paid on lease financing obligations	$78	$78
Accruals for capital expenditures	$13,156	$3,589
Common stock issued for consideration in acquisition	$145,333	$—
Income taxes paid	$193	$(211)
Non-cash reduction of lease financing obligations	$—	$2,538
Lease assets obtained in exchange for new operating lease liabilities	$49,119	$—
Lease assets and liabilities resulting from lease modifications	$11,185	$—
Finance lease obligations acquired or incurred	$754	$24

See accompanying notes to unaudited condensed consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except share and per share amounts)

1. Basis of Presentation
Business Description. At September 29, 2019 Carrols Restaurant Group, Inc. ("Carrols Restaurant Group") operated, as franchisee, 1,028 Burger King® restaurants in 23 Northeastern, Midwestern and Southeastern states and 60 Popeyes® restaurants in 7 Southeastern states.
Basis of Consolidation. Carrols Restaurant Group, Inc. is a holding company and conducts all of its operations through its wholly-owned subsidiaries Carrols Corporation (“Carrols”) and Carrols' wholly-owned subsidiary, Carrols LLC, a Delaware limited liability company, and Carrols LLC's wholly-owned subsidiary Republic Foods, Inc., a Maryland corporation ("Republic Foods"), and effective on April 30, 2019, New CFH, LLC and it's wholly-owned subsidiaries. New CFH LLC's direct wholly-owned subsidiaries include Alabama Quality, LLC, Carolina Quality, LLC, Cambridge Chicken Holdings, LLC, Cambridge Quality Chicken, LLC, Frayser Holdings, LLC, Louisiana Quality, LLC, Cambridge Franchise Real Estate, LLC, Cambridge Real Estate Development, LLC, Carolina Quality Properties, LLC, CFH Real Estate, LLC, and Tennessee Quality, LLC. Unless the context otherwise requires, Carrols Restaurant Group and its wholly-owned subsidiaries are collectively referred to as the “Company.” All intercompany transactions have been eliminated in consolidation.
Fiscal Year. The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. The three and nine months ended September 29, 2019 and September 30, 2018 each contained thirteen and thirty-nine weeks, respectively. The 2019 fiscal year will end December 29, 2019 and will contain 52 weeks.
Basis of Presentation. The accompanying unaudited condensed consolidated financial statements as of and for the three and nine months ended September 29, 2019 and September 30, 2018 have been prepared without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission and do not include certain of the information and the footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of such unaudited condensed consolidated financial statements have been included. The results of operations for the three and nine months ended September 29, 2019 and September 30, 2018 are not necessarily indicative of the results to be expected for the full year.
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
Segment Information. Operating segments are components of an entity for which separate financial information is available and is regularly reviewed by the chief operating decision maker in order to allocate resources and assess performance. The Company's chief operating decision maker currently evaluates the Company's operations from a number of different operational perspectives; however, resource allocation decisions are determined based on the chief operating decision maker's evaluation of the total Company operations. The Company derives all significant revenues from a single operating segment. Accordingly, the Company views the operating results of its restaurants as one reportable segment.

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

Cash and Cash Equivalents. The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. At September 29, 2019, the Company did not have any cash invested in money market funds. At December 30, 2018, the Company had $2.3 million invested in money market funds, which are classified as cash equivalents on the condensed consolidated balance sheet.
Fair Value of Financial Instruments. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. In determining fair value, the accounting standards establish a three level hierarchy for inputs used in measuring fair value as follows: Level 1 inputs are quoted prices in active markets for identical assets or liabilities; Level 2 inputs are observable for the asset or liability, either directly or indirectly, including quoted prices in active markets for similar assets or liabilities; and Level 3 inputs are unobservable and reflect the Company's own assumptions. Financial instruments include cash and cash equivalents, trade and other receivables, accounts payable and long-term debt. The carrying amounts of cash and cash equivalents, trade and other receivables and accounts payable approximate fair value because of the short-term nature of these financial instruments. The carrying amount of the Term Loan B Facility at September 29, 2019 approximate fair value because of its variable rate. The Carrols Restaurant Group 8.0% Senior Secured Second Lien Notes due 2022 were redeemed in full as of September 29, 2019. At December 30, 2018, the fair value of the of the 8.0% Senior Secured Second Lien Notes was based on a recent trading value, which is considered Level 2, and was approximately $277.1 million.
Fair value measurements of non-financial assets and non-financial liabilities are primarily used in the impairment analysis of long-lived assets, goodwill and intangible assets. Long-lived assets and definite-lived intangible assets are measured at fair value on a nonrecurring basis using Level 3 inputs. As described in Note 4, the Company recorded long-lived asset impairment charges of $0.3 million and $1.4 million during the three and nine months ended September 29, 2019, respectively, and $0.1 million and $2.5 million during the three and nine months ended September 30, 2018.
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
The Company elected the optional transition method to initially apply the new lease standard at the adoption date and accordingly, financial information for periods prior to the date of initial application have not been adjusted. The Company has elected the package of practical expedients, which permits the Company to not reassess its prior

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

conclusions regarding lease identification, lease classification and initial direct costs. The Company did not elect to use the allowed expedient that permitted the use of hindsight or the expedient in determining lease term or impairment of right-of-use assets. In addition, the Company elected a short-term lease exemption policy that permits the Company to not apply the recognition requirements of the new lease standard to leases with a term of 12 months or less. The Company also elected an accounting policy to not separate lease and non-lease components for certain classes of leases.
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
Recently Issued Accounting Standards Not Yet Adopted. In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses, to introduce new guidance for the accounting for credit losses on instruments within its scope. ASU 2016-13 requires among other things, the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. This update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. The Company believes that the amendments will have no impact on its consolidated financial statements and related disclosures.
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU simplifies the accounting for goodwill by eliminating step 2 from the goodwill impairment test. Under the new ASU, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss will be recognized for the amount by which the carrying amount exceeds its fair value. This update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. The Company believes that this pronouncement will have no impact on its consolidated financial statements and related disclosures.
Subsequent events. The Company reviewed and evaluated subsequent events through the issuance date of the Company’s unaudited condensed consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

2. Acquisitions
In 2012, as part of an acquisition of restaurants from Burger King Corporation ("BKC"), the Company was assigned BKC's right of first refusal on the sale of franchisee-operated restaurants in 20 states (the "ROFR"). Since the beginning of 2018, the Company has acquired an aggregate of 223 Burger King restaurants and 55 Popeyes restaurants from other franchisees in the following transactions, some of which were acquired pursuant to the exercise of the ROFR (in thousands, except number of restaurants):

Closing Date		Number of Restaurants	Purchase Price	Market Location
2018 Acquisitions:
February 13, 2018	(1)	1	$—	New York
August 21, 2018	(2)	2	1,666	Detroit, Michigan
September 5, 2018	(2)	31	25,930	Western Virginia
October 2, 2018		10	10,506	South Carolina and Georgia
		44	38,102
2019 Acquisitions:
April 30, 2019	(3)	220	259,801	Southeastern states, primarily TN, MS, LA
June 11, 2019		13	15,788	Baltimore, Maryland
August 20, 2019	(2)	1	1,108	Pennsylvania
Total 2018 and 2019 Acquisitions		278	$314,799

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
2019 Acquisitions
On April 30, 2019 the Company completed a merger with Cambridge ("the Cambridge Merger") for a purchase price of $259.8 million through the issuance of shares of stock which consisted of (i) approximately 7.4 million shares of common stock, (ii) 10,000 shares of the Company's newly designated Series C Convertible Preferred Stock, which were converted into approximately 7.5 million shares of common stock on August 29, 2019, and (iii) the retirement of approximately $114.5 million of the indebtedness of Cambridge, net of cash acquired. All shares issued are subject to a two year restriction on sale or transfer subject to certain limited exceptions. As part of the transaction, Cambridge Franchise Holdings LLC ("Cambridge Holdings") has the right to designate up to two director nominees and two Cambridge Holdings executives joined the Company's Board of Directors on April 30, 2019.
Under the purchase method of accounting, the aggregate purchase price is allocated to the net tangible and intangible assets based on their estimated fair values on the acquisition date. The purchase price allocation values the common stock at $145.3 million based on the $9.81 closing price of the Company's stock on the date of acquisition.
The Company has engaged a third party valuation specialist to assist with the valuation of assets acquired, and the values of certain assets and liabilities are preliminary in nature at September 29, 2019. Property and equipment, favorable and unfavorable leases which are an adjustment to the right-of-use assets under ASC 842, restaurant equipment, franchise rights and goodwill are subject to adjustment as additional information is obtained. The preliminary fair value of property and equipment, franchise agreements, and favorable and unfavorable lease value of the right-of-use assets was based on the assets carrying value due to recent valuations completed by Cambridge on the acquisition of 132 restaurants and construction of 33 new restaurants in the last three years. The preliminary fair value of the right-of-use liability is based upon the lease payments over the remaining lease term discounted by the Company's incremental

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

borrowing rate. When the independent valuation is finalized, changes to the preliminary valuation of assets acquired or liabilities assumed may result in material adjustments to the estimated fair value of identifiable assets acquired, including franchise rights, goodwill, and the related deferred taxes.
Goodwill recorded in connection with the Cambridge Merger represents the excess of the purchase price over the aggregate fair value of net assets acquired and is related to the benefits expected as a result of the acquisition, including sales, operating synergies, development and growth opportunities. We believe that Cambridge's existing Burger King and Popeyes restaurant portfolios provide the Company with significant growth and development opportunities and due to the geographic location of the restaurants mitigate the dependence on the economic performance of any one particular geographic location or restaurant concept. Goodwill resulting from the purchase price allocation for the Cambridge Merger is not expected to be deductible for income tax purposes. An estimated deferred income tax liability of approximately $35.3 million was recorded during the three months ended September 29, 2019 representing book and tax differences primarily related to the estimated fair value of franchise rights.
The Company allocated the aggregate purchase price to the net tangible and intangible assets acquired in the Cambridge Merger at their estimated fair values. The following table summarizes the preliminary allocation of the aggregate purchase price for the Cambridge Merger reflected in the condensed consolidated balance sheets as of September 29, 2019.

Inventory	$2,915
Prepaid expenses	2,889
Other assets	2,877
Land and buildings	20,440
Restaurant equipment	24,584
Right-of-use assets	251,421
Leasehold improvements	3,941
Franchise fees	7,300
Franchise rights	144,499
Deferred income taxes	(35,264)
Goodwill	104,996
Operating lease liabilities	(255,015)
Accounts payable	(4,614)
Accrued payroll, related taxes and benefits	(3,142)
Other liabilities	(8,026)
Net assets acquired	$259,801

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

The Company allocated the aggregate purchase price for the 2019 acquisitions other than the Cambridge Merger at their estimated fair values. The following table summarizes the preliminary allocation of the aggregate purchase price for the 2019 acquisitions reflected in the condensed consolidated balance sheets as of September 29, 2019.

Inventory	$158
Restaurant equipment	743
Restaurant equipment - subject to finance leases	150
Right-of-use assets	9,515
Leasehold improvements	6,205
Franchise fees	394
Franchise rights	9,809
Deferred income taxes	16
Goodwill	103
Operating lease liabilities	(9,968)
Finance lease liabilities for restaurant equipment	(185)
Accounts payable	(44)
Net assets acquired	$16,896
Goodwill recorded in connection with the 2019 acquisitions represents costs in excess of fair values assigned to the underlying net assets of acquired restaurants. Goodwill will not be deductible for income tax purposes for the 2019 acquisitions. Deferred income tax assets and liabilities are due primarily to the book and tax bases differences of franchise rights, property and equipment, net favorable and unfavorable leases.
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

The results of operations for the restaurants acquired are included from the closing date of the respective acquisition. The 2018 and 2019 acquired restaurants contributed restaurant sales of $89.6 million and $164.9 million in the three and nine months ended September 29, 2019, respectively, and contributed restaurant sales of $3.1 million

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

and $3.5 million in the three and nine months ended September 30, 2018, respectively. It is impracticable to disclose net earnings for the post-acquisition period for the acquired restaurants as net earnings of these restaurants were not tracked on a collective basis due to the integration of administrative functions, including field supervision.
The unaudited pro forma impact on the results of operations for the restaurants acquired in 2018 and 2019 for the three and nine months ended September 29, 2019 and September 30, 2018 is included below. The unaudited pro forma results of operations are not necessarily indicative of the results that would have occurred had the acquisitions been consummated at the beginning of the periods presented, nor are they necessarily indicative of any future consolidated operating results. The following table summarizes the Company's unaudited pro forma operating results:

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Total revenue	$402,607	$382,738	$1,167,461	$1,133,957
Net income (loss)	$(6,785)	$11,313	$(10,234)	$30,278
Basic and diluted net income (loss) per share	$(0.15)	$0.25	$(0.25)	$0.67
This unaudited pro forma financial information does not give effect to any anticipated synergies, operating efficiencies, cost savings or any integration costs related to the acquired restaurants.
The unaudited pro forma financial results exclude transaction costs recorded as general and administrative expenses of $4.0 million during the nine months ended September 29, 2019 and $0.8 million and $1.0 million during the three and nine months ended September 30, 2018.
3. Intangible Assets
Goodwill. The Company is required to review goodwill for impairment annually, or more frequently when events and circumstances indicate that the carrying amount may be impaired. If the determined fair value of goodwill is less than the related carrying amount, an impairment loss is recognized. The Company performs its annual impairment assessment as of the last day of its fiscal year and does not believe circumstances have changed since the last assessment date which would make it necessary to reassess the value of its goodwill. There have been no recorded goodwill impairment losses during the nine months ended September 29, 2019 or September 30, 2018. The change in goodwill for the nine months ended September 29, 2019 is summarized below.

Balance at December 30, 2018	$38,469
Acquisitions of restaurants (Note 2)	105,099
Balance at September 29, 2019	$143,568
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

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

The Company assesses the potential impairment of franchise rights whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If an indicator of impairment exists, an estimate of the aggregate undiscounted cash flows from the acquired restaurants is compared to the respective carrying value of franchise rights for each acquisition. If an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value. No impairment charges were recorded related to the Company’s franchise rights for the three or nine months ended September 29, 2019 and September 30, 2018. The change in franchise rights for the nine months ended September 29, 2019 is summarized below:

Balance at December 30, 2018	$175,897
Acquisitions of restaurants (Note 2)	154,308
Amortization expense	(8,006)
Balance at September 29, 2019	$322,199
Amortization expense related to franchise rights was $3.9 million and $1.8 million for the three months ended September 29, 2019 and September 30, 2018, respectively and $8.0 million and $5.4 million for the nine months ended September 29, 2019 and September 30, 2018, respectively. The Company expects annual amortization expense to be $10.4 million in 2019 and $12.8 million in each of the following five years.
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
During the three months ended September 29, 2019, the Company recorded impairment and other lease charges of $0.5 million consisting of $0.3 million of initial impairment charges for two underperforming restaurants and $0.2 million of other lease charges primarily from one restaurant closed during the third quarter. During the nine months ended September 29, 2019, the Company recorded impairment and other lease charges of $1.8 million consisting of $1.1 million of initial impairment charges for five underperforming restaurants, capital expenditures of $0.3 million at underperforming restaurants and $0.4 million of other lease charges primarily due the closure of two restaurants and changes in estimates during the year.
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

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

The following table presents the activity in the accrual for closed restaurant locations:

	Nine Months Ended	Year Ended
	September 29, 2019	December 30, 2018
Balance, beginning of period	$1,352	$2,028
Provisions for closures	42	249
Changes in estimates of accrued costs	293	(147)
Payments, net	(446)	(889)
Other adjustments, including the effect of discounting future obligations	685	111
Balance, end of period	$1,926	$1,352
Changes in estimates of accrued costs primarily relate to revisions or terminations of certain closed restaurant leases, changes in assumptions for sublease income and other costs. Other adjustments include the assumption of a $0.5 million liability for a closed restaurant acquired in the Cambridge Merger.
5. Other Liabilities, Long-Term
Other liabilities, long-term, at September 29, 2019 and December 30, 2018 consisted of the following:

	September 29, 2019	December 30, 2018
Deferred rent	$—	$16,610
Unfavorable leases, net	—	12,348
Accrued occupancy costs	860	3,074
Accrued workers’ compensation and general liability claims	5,495	4,398
Deferred compensation	3,941	3,610
Other	290	120
	$10,586	$40,160

In accordance with the adoption of ASC 842, as of December 31, 2018, the first day of fiscal 2019, unamortized unfavorable leases of $12.3 million, deferred rent balances of $16.6 million and unamortized lease incentives (included in accrued occupancy costs) of $2.6 million were reclassified to be included in the beginning balance of operating right-of-use assets.
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

The right-of-use (“ROU”) lease assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make payments in exchange for that right of use. As the rate implicit within our leases is not readily determinable, the Company uses its incremental borrowing rate which considers the Company's debt issuances and lease term in determining the present value of future payments. The ROU asset is also reduced by lease incentives, initial direct costs and adjusted by favorable lease assets and unfavorable

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

lease liabilities. Variable lease components represent amounts that are contractually fixed percentage of sales and are recognized in expense as incurred. Leases with an initial term of 12 months or less are not recorded on the balance sheet and are recognized as lease expense on a straight-line basis over the lease term. The Company does not account for lease components (e.g., fixed payments including rent, real estate taxes and insurance costs) separately from the non-lease components.

As of September 29, 2019, the Company had recorded operating lease liabilities of $8.2 million for leases that have not yet commenced. These leases will commence in 2020 with lease terms of 5 years to 20 years.

In addition, the Company utilizes certain restaurant equipment under various finance lease agreements with initial terms of generally eight years. The Company does not consider any one of these individual leases material to the Company's operations.

For certain leases where rent escalates based upon a change in a financial index, such as the Consumer Price Index, the difference between the rate at lease inception and the subsequent fluctuations in that rate are included in variable lease costs. Additionally, because the Company has elected to not separate lease and non-lease components, in limited instances variable costs also include payments to the landlord for common area maintenance, real estate taxes, insurance and other operating expenses. Lease expense is recognized on a straight-line basis over the lease term, with variable lease payments recognized in the period those payments are incurred.

Lease Cost

The components and classification of lease expense for the three and nine months ended September 29, 2019 are as follows:

		Three Months Ended	Nine Months Ended
Lease cost	Classification	September 29, 2019	September 29, 2019
Operating lease cost (1)	Restaurant rent expense	$24,933	$65,770
Operating lease cost	General and administrative	171	393
Variable lease cost	Restaurant rent expense	4,529	12,619
Sublease income	Restaurant rent expense	(162)	(483)
Finance lease cost:
Amortization of right-of-use assets	Depreciation and amortization	414	1,248
Interest on lease liabilities	Interest expense	69	204
Total lease cost		$29,954	$79,751

(1)	Includes short-term leases which are not material.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

Lease Position
Supplemental balance sheet information related to leases was as follows as of September 29, 2019:

		As of
Leases	Classification	September 29, 2019
Assets
Operating leases	Operating right-of-use assets, net	$787,410
Finance leases	Property and equipment, net	2,407
Total leased assets		$789,817

Liabilities
Current
Operating leases	Current portion of operating lease liabilities	$40,210
Finance leases	Current portion of long-term debt and finance lease liabilities	2,026
Long-term
Operating leases	Operating lease liabilities	779,456
Finance leases	Long-term debt and finance lease liabilities, net	1,060
Total lease liabilities		$822,752

Weighted Average Remaining Lease Term
Operating leases		14.4 years
Finance leases		2.1 years

Weighted Average Discount Rate
Operating leases		7.0%
Finance leases		7.8%
Other Information
Supplemental cash flow information related to leases for the nine months ended September 29, 2019 are as follows:

Nine Months Ended
September 29, 2019
Gain on sale-leaseback transactions	$289
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$62,986
Operating cash flows from finance leases	$204
Financing cash flows from finance leases	$1,555

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

Future minimum lease payments under noncancelable lease at September 29, 2019 are as follows:

Fiscal year ending:	Operating Leases	Finance Leases
Remaining amount for December 29, 2019	$24,088	$615
January 3, 2021	94,584	1,753
January 2, 2022	93,172	579
January 1, 2023	92,383	240
December 31, 2023	91,463	70
Thereafter	926,210	127
Total minimum lease payments	1,321,900	3,384
Less: imputed interest	(502,234)	(298)
Present value of lease liabilities	819,666	3,086
Less: current portion	(40,210)	(2,026)
Total long-term lease liabilities	$779,456	$1,060
Disclosures Related to Periods Prior to Adoption of the New Lease Standard
As previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2018 and under the previous lease accounting standard, the maturities of lease liabilities at December 30, 2018 were as follows:

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

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

7. Long-Term Debt
Long-term debt at September 29, 2019 and December 30, 2018 consisted of the following:

	September 29, 2019	December 30, 2018
Collateralized:
Senior Credit Facility:
Term Loan B Facility	$423,937	$—
Revolving credit borrowings	59,500	—
Carrols Restaurant Group 8% Senior Secured Second Lien Notes	—	275,000
Finance lease liabilities	3,086	3,941
	486,523	278,941
Less: current portion of long-term debt and finance lease liabilities	(6,276)	(1,948)
Less: unamortized debt issuance costs	(8,133)	(3,673)
Less: unamortized original issue discount	(2,016)	—
Add: bond premium	—	3,503
Total Long-term debt	$470,098	$276,823
On April 30, 2019, the Company entered into a new senior secured credit facility in an aggregate principal amount of $550.0 million, consisting of (i) a Term Loan B Facility in an aggregate principal amount of $425.0 million (the “Term Loan B Facility”) maturing on April 30, 2026 and (ii) a new revolving credit facility (including a sub-facility of $35.0 million for standby letters of credit) in an aggregate principal amount of $125.0 million maturing on April 30, 2024 (the “New Revolving Credit Facility” and, together with the Term Loan B Facility, the “New Senior Credit Facilities”).
The net proceeds of the Term Loan B Facility were $422.9 million after original issue discount and were used to (i) refinance the indebtedness of Carrols, including redemption of $275.0 million of 8.0% Senior Secured Second Lien Notes due 2022 (the "8% Notes") and accrued interest thereon at a redemption price of 102%, and (ii) retirement of the indebtedness of Cambridge and (iii) the payment of fees and expenses in connection with the Cambridge Merger and New Senior Credit Facilities. The proceeds of the Revolving Credit Facility will finance ongoing working capital and other general corporate purposes, including permitted acquisitions and required expenditures under development agreements. In connection with these transactions, the Company recognized a loss of $7.4 million on the extinguishment of the 8% Notes.
Borrowings under the New Senior Credit Facilities bear interest, at a rate per annum equal to (i) the Alternate Base Rate (as defined in the New Senior Credit Facilities) plus 2.25% or (b) LIBOR Rate (as defined in the New Senior Credit Facilities) plus 3.25%. Borrowings under the New Senior Credit Facilities at September 29, 2019 were at an effective interest rate of 5.4% per annum.
The Term Loan B Facility borrowings are due and payable in quarterly installments, beginning on September 30, 2019 as follows:
(i) twenty-seven quarterly installments of $1.1 million;
(ii) one final payment of $396.3 million on April 30, 2026.
As of September 29, 2019, there were $59.5 million of revolving credit borrowings outstanding and $11.6 million of letters of credit issued under the New Revolving Credit Facility. After reserving for issued letters of credit and outstanding revolving credit borrowings, $53.9 million was available for revolving credit borrowings under the New Senior Credit Facilities at September 29, 2019.
The Company was in compliance with the financial covenants under its New Senior Credit Facilities at September 29, 2019.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

8% Senior Secured Second Lien Notes due 2022. On April 29, 2015, the Company issued $200.0 million principal amount of 8.0% Notes and on June 23, 2017, the Company issued an additional $75.0 million principal amount of 8.0% Notes. The 8% Notes were to mature and were payable on May 1, 2022. Interest was payable semi-annually on May 1 and November 1. The 8% Notes were guaranteed by the Company's subsidiaries and were secured by second-priority liens on substantially all of the Company's and its subsidiaries' assets (including a pledge of all of the capital stock and equity interests of its subsidiaries).
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

8. Income Taxes
The provision (benefit) for income taxes for the three and nine months ended September 29, 2019 and September 30, 2018 was comprised of the following:

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Current	$(48)	$2	$17	$162
Deferred	(1,833)	146	(10,052)	184
Provision (benefit) for income taxes	$(1,881)	$148	$(10,035)	$346
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.
The benefit for income taxes for the three and nine months ended September 29, 2019 was derived using an estimated effective annual income tax rate for all of 2019 of 31.5%, which excludes any discrete tax adjustments. The difference compared to the statutory rate for 2019 is attributed to approximately $3.0 million of non-deductible acquisition costs incurred during the year and the benefits of federal employment credits which are not directly related to the amount of pre-tax loss recorded in a period. Accordingly, in periods where recorded pre-tax income (loss) is relatively small, the proportional effect of these items on the effective tax rate may be significant. The income tax benefit for the nine months ended September 29, 2019 contains net discrete tax adjustments of $0.1 million of tax expense.
The provision for income taxes for the three and nine months ended September 30, 2018 was derived using an estimated effective annual income tax rate for all of 2018 of 4.5%, which excludes any discrete tax adjustments and was below the statutory rate due to the effect of fixed employment tax credits on taxable income. The benefits of federal employment credits are not directly related to the amount of pre-tax income recorded in a period. Accordingly, in periods where recorded pre-tax income is relatively small, the proportional effect of these items on the effective tax rate may be significant. There were no discrete adjustments for the three months ended September 30, 2018.
As of September 29, 2019, the Company had federal net operating loss carryforwards of approximately $89.6 million which expire beginning in 2033. The Company's state net operating loss carryforwards expire beginning in 2021 through 2038.
The Company's policy is to recognize interest and/or penalties related to uncertain tax positions in income tax expense. At September 29, 2019 and December 30, 2018, the Company had no unrecognized tax benefits and no

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

accrued interest related to uncertain tax positions. The tax years 2013 - 2018 remain open to examination by the major taxing jurisdictions to which the Company is subject. Although it is not reasonably possible to estimate the amount by which unrecognized tax benefits may increase within the next twelve months due to the uncertainties regarding the timing of examinations, the Company does not expect unrecognized tax benefits to significantly change in the next twelve months.
9. Stock-Based Compensation
Stock-based compensation expense for the three months ended September 29, 2019 and September 30, 2018 was $1.7 million and $1.5 million, respectively and for the nine months ended September 29, 2019 and September 30, 2018 was $4.5 million and $4.5 million, respectively. On January 15, 2019, the Company granted 417,500 non-vested restricted shares to certain employees and officers of the Company and 47,470 non-vested restricted shares to outside directors of the Company. These shares vest, become non-forfeitable and are being expensed over their three-year vesting period.
On September 16, 2019, the Company granted 10,000 non-vested restricted shares to the Interim Vice President-Chief Financial Officer and Treasurer, which vest upon the later of the first anniversary of the start date or the date on which the Company has completed the transition period to a new Chief Financial Officer.
A summary of all non-vested shares activity for the nine months ended September 29, 2019 was as follows:

	Shares	Weighted Average Grant Date Price
Non-vested at December 30, 2018	796,476	$13.12
Granted	474,970	$9.47
Vested	(473,123)	$12.48
Non-vested at September 29, 2019	798,323	$11.33
The fair value of non-vested shares is based on the closing price on the date of grant. As of September 29, 2019, the total non-vested unrecognized stock-based compensation expense was approximately $5.8 million and the remaining weighted average vesting period for non-vested shares was 1.6 years. The Company expects to record an additional $1.3 million in stock-based compensation expense related to the vesting of these awards for the remainder of 2019.
During the nine months ended September 29, 2019, the Company granted restricted stock units (“RSUs”) on 67,452 shares of the Company's common shares to eligible employees. The RSUs generally vest in equal installments over three years. During the nine months ended September 29, 2019, 19,011 RSUs vested at a weighted average price of $8.59 per share into shares of the Company's common stock.
10. Commitments and Contingencies
Lease Guarantees. Fiesta Restaurant Group, Inc. ("Fiesta"), a former wholly-owned subsidiary of the Company, was spun-off in 2012 to the Company's stockholders. As of September 29, 2019, the Company is a guarantor under 27 Fiesta restaurant property leases, of which all except for one is still operating, with lease terms expiring on various dates through 2030, and is the primary lessee on five Fiesta restaurant property leases, which it subleases to Fiesta. The Company is fully liable for all obligations under the terms of the leases in the event that Fiesta fails to pay any sums due under the lease, subject to indemnification provisions of a Separation and Distribution Agreement entered into in connection with the spin-off of Fiesta.
The maximum potential amount of future undiscounted rental payments the Company could be required to make under these leases at September 29, 2019 was $12.6 million of which $0.2 million is included in operating lease liabilities in accordance with ASC 842. The obligations under these leases will generally continue to decrease over time as these operating leases expire. No payments related to these guarantees have been made by the Company to

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

date and none are expected to be required to be made in the future. The Company has not recorded a liability for $12.4 million of these guarantees in accordance with ASC 460 - Guarantees as Fiesta has indemnified the Company for all such obligations and the Company did not believe it was probable it would be required to perform under any of the guarantees or direct obligations.
Litigation. The Company is a party to various litigation matters that arise in the ordinary course of business. The Company does not believe that the outcome of any of these other matters meet the disclosure or recognition standards, nor will they have a material adverse effect on its consolidated financial statements.
11. Transactions with Related Parties
In connection with an acquisition of restaurants from BKC in 2012, the Company issued to BKC 100 shares of Series A Convertible Preferred Stock, which was exchanged for 100 shares of newly issued Series B Convertible Preferred Stock ("Series B Preferred Stock") in 2018, and as of September 29, 2019 is convertible into approximately 15.4% of the outstanding shares of the Company's common stock after giving effect to the conversion of the Series B Preferred Stock. Pursuant to the terms of the Series B Preferred Stock, BKC together with certain other entities that are both affiliates of BKC and either Restaurant Brands International or Restaurant Brands International Limited Partnership (collectively "RBI") are entitled to elect two representatives on the Company's board of directors.
Each of the Company's restaurants operates under a separate franchise agreement with RBI. These franchise agreements generally provide for an initial term of twenty years and currently have an initial franchise fee of fifty thousand dollars. Any franchise agreement, including renewals, can be extended at the Company's discretion for an additional 20 year term, with RBI 's approval, provided that, among other things, the restaurant meets the current restaurant image standard and the Company is not in default under terms of the franchise agreement. In addition to the initial franchise fee, the Company generally pays BKC a monthly royalty at a rate of 4.5% of Burger King sales and Popeyes a weekly royalty at a rate of 5.0% of Popeyes sales. Royalty expense was $17.1 million and $12.8 million in the three months ended September 29, 2019 and September 30, 2018, respectively and was $45.0 million and $37.3 million in the nine months ended September 29, 2019 and September 30, 2018, respectively.
The Company is also generally required to contribute 4% of restaurant sales from its restaurants to an advertising fund utilized by RBI for its advertising, promotional programs and public relations activities, and additional amounts for additional local advertising in markets that approve such advertising. Advertising expense associated with these expenditures was $15.6 million and $11.8 million in the three months ended September 29, 2019 and September 30, 2018, respectively and was $41.4 million and $34.8 million in the nine months ended September 29, 2019 and September 30, 2018, respectively.
As of September 29, 2019, the Company leased 248 of its restaurant locations from BKC and 115 of these locations are subleased by BKC from various third party lessors. Aggregate rent under these BKC leases was $6.9 million and $6.8 million for the three months ended September 29, 2019 and September 30, 2018, respectively and $20.6 million and $20.3 million in the nine months ended September 29, 2019 and September 30, 2018, respectively. The Company does not believe that such lease terms have been significantly affected by the fact that the Company and BKC are deemed to be related parties.

The Company and BKC have entered into an Area Development and Remodeling Agreement ("Area Development Agreement") commencing on April 30, 2019 and ending on September 30, 2024, which supersedes the Operating Agreement dated as of May 30, 2012, as amended, between Carrols LLC and BKC. Pursuant to the Area Development Agreement, BKC assigned its right of first refusal under its franchise agreements with its franchisees to purchase all of the assets of a Burger King restaurant on the same terms proposed between such franchisee and a third party purchaser (the “ADA ROFR”), in 16 states and a limited number of counties in four additional states, and granted franchise pre-approval to acquire Burger King restaurants until the date that Carrols LLC has acquired more than an aggregate of an additional 500 Burger King restaurants excluding those restaurants the Company acquired in the Cambridge Merger. The continued assignment of the ADA ROFR is subject to suspension or termination in the event of non-compliance

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

by Carrols LLC with certain terms as set forth in the Area Development Agreement. Carrols LLC will pay BKC $3.0 million for the ADA ROFR in four equal installment payments over the course of one year. As of September 29, 2019, the Company owed BKC $1.5 million associated with its purchase of the ADA ROFR and $12.1 million related to the payment of advertising, royalties and rent, which is remitted on a monthly basis.

The Company has assumed Cambridge's development agreement for Popeyes®, which includes a right of first refusal for acquisitions in two southern states, as well as a development commitment to open, build and operate approximately 80 new Popeyes® restaurants over six years.
In addition, the Company received $1.9 million related to a settlement with BKC for their approval of new restaurant development by other franchisees which unfavorably impacted the Company's restaurants which was recorded as other income in the first quarter of 2019.
12. Stockholders' Equity

Preferred Stock

In connection with the Cambridge Merger, Cambridge Holdings was issued 10,000 shares of Series C Preferred Stock that were automatically converted during the third quarter of 2019 into approximately 7.5 million shares of the Company's common stock when such conversion was approved by the Company's stockholders at the Company's annual stockholders meeting. With the conversion of the Series C Preferred Stock in the third quarter of 2019, Cambridge Holdings beneficially owns approximately 24.2% of the Company's common stock after giving effect to the conversion of the Series B Preferred Stock.

Stock Repurchase Program

On August 2, 2019, the Company's Board of Directors approved a stock repurchase plan ("Repurchase Program") under which the Company may repurchase up to $25 million of its outstanding common stock. The authorization became effective August 2, 2019, and will expire 24 months thereafter, unless terminated earlier by the Company's Board of Directors. Purchases under the Repurchase Program may be made from time to time in open market transactions at prevailing market prices or in privately negotiated transactions (including, without limitation, the use of Rule 10b5-1 plans) in compliance with applicable federal securities laws, including Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The Company has no obligation to repurchase stock under the Repurchase Program, and the timing, actual number and value of shares purchased will depend on the Company's stock price, trading volume, general market and economic conditions, and other factors.
During the three months ended September 29, 2019, the Company repurchased in open market transactions 283,069 shares at an average share price of $7.10 for a total cost of $2.0 million under the Repurchase Program. At September 29, 2019, $23.0 million was available to repurchase shares under the Repurchase Program. Shares repurchased are being held in treasury until they are retired at the discretion of the Board of Directors.

13. Net Income (Loss) per Share
The Company applies the two-class method to calculate and present net income (loss) per share. The Company's non-vested share awards and Series B Preferred Stock issued to BKC contain non-forfeitable rights to dividends and are considered participating securities for purposes of computing net income (loss) per share pursuant to the two-class method. Under the two-class method, net earnings are reduced by the amount of dividends declared (whether paid or unpaid) and the remaining undistributed earnings are then allocated to common stock and participating securities, based on their respective rights to receive dividends. As the Company incurred a net loss for the three months and nine months ended September 29, 2019, and losses are not allocated to participating securities under the two-class method, such method is not applicable for the aforementioned interim reporting periods.

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
The following table sets forth the calculation of basic and diluted net income (loss) per share:

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Basic net income (loss) per share:
Net income (loss)	$(6,812)	$3,611	$(22,013)	$8,297
Less: Income attributable to non-vested shares	—	(63)	—	(147)
Less: Income attributable to preferred stock	—	(740)	—	(1,701)
Net income (loss) available to common stockholders	$(6,812)	$2,808	$(22,013)	$6,449
Weighted average common shares outstanding	45,947,413	35,735,680	41,014,635	35,707,245
Basic net income (loss) per share	$(0.15)	$0.08	$(0.54)	$0.18
Diluted net income (loss) per share:
Net income (loss)	$(6,812)	$3,611	$(22,013)	$8,297
Shares used in computing basic net loss per share	45,947,413	35,735,680	41,014,635	35,707,245
Dilutive effect of preferred stock and non-vested shares	—	9,674,876	—	9,586,010
Shares used in computing diluted net loss per share	45,947,413	45,410,556	41,014,635	45,293,255
Diluted net income (loss) per share	$(0.15)	$0.08	$(0.54)	$0.18
Shares excluded from diluted net income (loss) per share computations (1)	9,665,597	—	12,138,687	—

(1) Shares issuable upon conversion of preferred stock and non-vested shares were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive.
14. Other Income
In the nine months ended September 29, 2019, the Company recorded other income of $1.8 million which consisted of a $1.9 million gain from a settlement with BKC for their approval of new restaurant development by other franchisees which unfavorably impacted the Company's restaurants, a $0.3 million gain on three sale-leaseback transactions, a $0.1 million gain related to an insurance recovery from a fire at one of its restaurants in the prior year and a loss on a disposal of restaurant equipment of $0.6 million.

In both the three and nine months ended September 30, 2018, the Company recorded a gain of $0.4 million related to an insurance recovery from a restaurant fire.

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Carrols Restaurant Group, Inc. and its consolidated subsidiaries (collectively, "Carrols Restaurant Group", the "Company", “we”, “our” or “us”) operated, as franchisee, a total of 1,088 restaurants in 23 states as of September 29, 2019 under the trade names of Burger King® and Popeyes®. As of September 29, 2019, we operated, as franchisee, 1,028 Burger King restaurants in 23 Northeastern, Midwestern and Southeastern states and operated, as franchisee, 60 Popeyes restaurants in 7 Southeastern states.

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
We operate on a 52 or 53 week fiscal year ending on the Sunday closest to December 31. Our fiscal quarters are comprised of 13 weeks, with the exception of the fourth quarter of a 53 week year, which contains 14 weeks. Our fiscal years ended December 30, 2018 and ending December 29, 2019 each contain 52 weeks.
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
Results from Operations—an analysis of our results of operations for the three and nine months ended September 29, 2019 compared to the three and nine months ended September 30, 2018 including a review of material items and known trends and uncertainties.
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

Company Overview
We are one of the largest restaurant companies in the United States and have been operating restaurants for more than 55 years. We are the largest Burger King® franchisee in the United States, based on number of restaurants, and have operated Burger King® restaurants since 1976. As of September 29, 2019, our restaurant operations consisted of 1,028 franchised Burger King® restaurants in 23 states. Following the Cambridge Acquisition (as defined below) completed on April 30, 2019, we added the Popeyes® brand, and we operated 60 Popeyes restaurants as of September 29, 2019.
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

•	Other revenue consists of fuel sales, food sales and sales of convenience merchandise and services from the six convenience stores acquired as part of the Cambridge Merger.

•
Cost of sales consists of food, paper and beverage costs including packaging costs, less purchase discounts and vendor rebates. Cost of sales is generally influenced by changes in commodity costs, the mix of items sold, the level of promotional discounting and the effectiveness of our restaurant-level controls to manage food and paper costs. Cost of sales also includes low margin fuel costs for the six convenience stores acquired as part of the Cambridge Acquisition.

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

•
EBITDA, Adjusted EBITDA, Restaurant-Level EBITDA and Adjusted net income (loss). EBITDA, Adjusted EBITDA, Restaurant-Level EBITDA and Adjusted net income (loss) are non-GAAP financial measures. EBITDA represents net income or loss, before provision or benefit for income taxes, interest expense, and depreciation and amortization. Adjusted EBITDA represents EBITDA adjusted to exclude impairment and other lease charges, acquisition and integration costs, stock compensation expense, loss on extinguishment of debt, restaurant pre-opening costs, non-recurring litigation costs and other non-recurring income or expense.

Restaurant-Level EBITDA represents income or loss from operations adjusted to exclude general and administrative expenses, depreciation and amortization, impairment and other lease charges, integration costs, restaurant pre-opening costs and other income or expense. Adjusted net income (loss) represents net income (loss) adjusted to exclude impairment and other lease charges, acquisition and integration costs, pre-opening costs, non-recurring litigation costs, loss on extinguishment of debt, and other non-recurring income and expense and the related income tax effect of these adjustments.
We are presenting Adjusted EBITDA, Restaurant-Level EBITDA and Adjusted net income (loss) because we believe that they provide a more meaningful comparison than EBITDA and net income (loss) of our core business operating results, as well as with those of other similar companies. Additionally, we present Restaurant-Level EBITDA because it excludes the impact of general and administrative expenses such as salaries and expenses associated with corporate and administrative functions that support the development and operations of our restaurants, legal, auditing and other professional fees, acquisition costs, restaurant pre-opening costs and stock-based compensation expense. Although these costs are not directly related to restaurant-level operations, these expenses are necessary for the profitability of our restaurants. Additionally, this financial measure may not be comparable to a similarly titled caption for other companies.
Management believes that Adjusted EBITDA and Restaurant-Level EBITDA, when viewed with our results of operations in accordance with GAAP and the accompanying reconciliations on page 37, provide useful information about operating performance and period-over-period growth, and provide additional information that is useful for evaluating the operating performance of our core business without regard to potential distortions. Additionally, management believes that Adjusted EBITDA and Restaurant-Level EBITDA permit investors to gain an understanding of the factors and trends affecting our ongoing cash earnings, from which capital investments are made and debt is serviced.
However, EBITDA, Adjusted EBITDA, Restaurant-Level EBITDA and Adjusted net income (loss) are not measures of financial performance or liquidity under GAAP and, accordingly, should not be considered as alternatives to net income (loss), income (loss) from operations or cash flow from operating activities as indicators of operating performance or liquidity. Also, these measures may not be comparable to similarly titled captions of other companies. For the reconciliation between net income (loss) to EBITDA, Adjusted EBITDA and Adjusted net income (loss) and the reconciliation of income (loss) from operations to Restaurant-Level EBITDA, see page 37.
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

•
Although depreciation and amortization are non-cash charges, the assets that we currently depreciate and amortize will likely have to be replaced in the future, and EBITDA, Adjusted EBITDA and Restaurant-Level EBITDA do not reflect the cash required to fund such replacements; and

•
EBITDA, Adjusted EBITDA, Restaurant-Level EBITDA and Adjusted net income (loss) exclude the effect of earnings or charges resulting from matters that our management does not consider to be indicative of our ongoing operations. However, some of these charges (such as impairment and other lease charges, restaurant pre-opening costs and acquisition or integration costs) have recurred and may reoccur.

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

•
Interest expense consists of interest expense associated with our $425.0 million Term Loan B Facility, amortization of deferred financing costs, amortization of original issue discount, interest on revolving credit borrowings and through April 30, 2019, interest on the $275.0 million of 8% Senior Secured Second Lien Notes due 2022 (the "8% Notes") and unamortized bond premium.

Recent and Future Events Affecting our Results of Operations
Cambridge Merger
On April 30, 2019, we completed the merger with Cambridge Franchise Holdings, LLC ("Cambridge") and acquired 165 Burger King® restaurants, 55 Popeyes® restaurants and six convenience stores (the "Cambridge Acquisition"). Cambridge received approximately 14.9 million shares of the Company's common stock, after conversion of the 10,000 shares of Series C Preferred Stock on August 29, 2019. All shares issued or issuable to Cambridge are subject to a two year restriction on sale or transfer subject to certain limited exceptions.
Area Development and Remodeling Agreement
The Company, Carrols, Carrols LLC, and BKC have entered into the Area Development Agreement ("ADA") commencing on April 30, 2019 and ending on September 30, 2024, which supersedes the Operating Agreement dated as of May 30, 2012, as amended, between Carrols LLC and BKC. Pursuant to the ADA, BKC assigned to Carrols LLC, for a cost of $3.0 million, the right of first refusal on the sale of franchisee-operated restaurants in 16 states and a limited number of counties in four additional states, and granted franchise pre-approval to acquire Burger King restaurants until the date that we have acquired more than an aggregate of an additional 500 Burger King restaurants excluding those restaurants we acquired in the Cambridge Acquisition ("ADA ROFR"). The continued assignment of the ADA ROFR is subject to suspension or termination in the event of non-compliance by Carrols LLC with certain terms as set forth in the Area Development Agreement.
Pursuant to the ADA, we agreed to open, build and operate 200 new Burger King restaurants and remodel or upgrade 748 Burger King restaurants to BKC’s "Burger King of Tomorrow" restaurant image over the term of the ADA. BKC agreed to contribute $10 million to $12 million for upgrades of approximately 50 to 60 Burger King restaurants in 2019 and 2020, most of which have already been remodeled to the 20/20 image and where BKC is the landlord on the lease for such Burger King restaurants owned and operated by Carrols LLC or an affiliate.
Through the Cambridge Acquisition, we have also assumed a development agreement for Popeyes®, which includes an assignment by PLK of its right of first refusal under its franchise agreements with its franchisees for acquisitions in two southern states, as well as a development commitment to open, build and operate approximately 80 new Popeyes® restaurants over six years.

Restaurant Acquisitions
From the beginning of 2018 through September 29, 2019, we acquired 278 restaurants (including the Cambridge Acquisition) from other franchisees in the following transactions (in thousands, except number of restaurants):

Closing Date		Number of Restaurants	Purchase Price	Market Location
2018 Acquisitions:
February 13, 2018	(1)	1	—	New York
August 21, 2018	(2)	2	1,666	Detroit, Michigan
September 5, 2018	(2)	31	25,930	Western Virginia
October 2, 2018		10	10,506	South Carolina and Georgia
		44	$38,102

2019 Acquisitions:
April 30, 2019	(3)	220	259,801	Southeastern states, primarily TN, MS, LA
June 11, 2019		13	15,788	Baltimore, Maryland
August 20, 2019	(2)	1	1,108	Pennsylvania
Total 2018 and 2019 Acquisitions		278	$314,799

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
The unaudited pro forma impact on the results of operations for the 2018 and 2019 acquisitions is included below. The unaudited pro forma results of operations are not necessarily indicative of the results that would have occurred had the acquisitions been consummated at the beginning of the periods presented, nor are they necessarily indicative of any future consolidated operating results. This unaudited pro forma financial information does not give effect to any anticipated synergies, operating efficiencies or cost savings or any transaction costs related to the 2018 and 2019 acquired restaurants.
The following table summarizes certain unaudited pro forma financial information related to our operating results for the three and nine months ended September 29, 2019 and September 30, 2018:

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Total revenue	$402,607	$382,738	$1,167,461	$1,133,957
Income from operations	$(1,079)	$19,937	$11,525	$55,473
Adjusted EBITDA	$25,689	$34,496	$71,438	$103,453

Capital Expenditures
We expect that 2019 capital expenditures excluding acquisitions will be $145 million to $155 million, which includes $55 million to $65 million for construction of 22 to 24 new Burger King® restaurants and 9 to 11 new Popeyes® restaurants and remodeling approximately 92 Burger King restaurants and four Popeyes restaurants. We will receive approximately $8.0 million of landlord contributions for certain of the 2019 Burger King remodels in 2020.
Refinancing of Indebtedness and New Senior Credit Facilities
On April 30, 2019, the Company entered into a new senior secured credit facility which provides for senior secured credit facilities in an aggregate principal amount of $550.0 million (the "New Senior Credit Facilities"), consisting of (i) a term loan B facility in an aggregate principal amount of $425.0 million (the “Term Loan B Facility”), the entire amount of which was borrowed by the Company on April 30, 2019 and (ii) a revolving credit facility (including a sub-facility of $35.0 million for standby letters of credit) in an aggregate principal amount of $125.0 million (the "Revolving Credit Facility"). Borrowings under the Term Loan B Facility and the Revolving Credit Facility bear interest at a rate per annum, at the Company's option, of (i) the Alternate Base Rate plus the applicable margin of 2.25% or (ii) the LIBOR Rate plus the applicable margin of 3.25% (as defined in the New Senior Credit Facilities).
The Term Loan B Facility matures on April 30, 2026 and the Revolving Credit Facility matures on April 30, 2024. The Company used borrowings under the Term Loan B Facility to refinance the existing indebtedness of (i) the Company, including redemption of the $275.0 million 8% Notes at a redemption price equal to 102% of the principal amount of such notes plus accrued interest, and (ii) Cambridge and (iii) the payment of fees and expenses in connection with the transactions. The proceeds of the Revolving Credit Facility will be used to finance ongoing working capital and for other general corporate purposes of the Company and its subsidiaries, including permitted acquisitions and required expenditures under development agreements.
As of September 29, 2019, there were $59.5 million of revolving credit borrowings outstanding and $11.6 million of letters of credit were issued under the Revolving Credit Facility. After reserving for issued letters of credit and outstanding revolving credit borrowings, $53.9 million was available for revolving credit borrowings under the New Senior Credit Facilities at September 29, 2019.
Future Restaurant Closures
We evaluate the performance of our restaurants on an ongoing basis including an assessment of the current and future operating results of the restaurant in relation to its cash flow and future occupancy costs, and with regard to franchise agreement renewals, the cost of required capital improvements. We may elect to close restaurants based on these evaluations.
In 2018, excluding one restaurant relocated within its trade area, we closed nine restaurants. We currently anticipate closing a total of 13 Burger King restaurants in 2019, of which 11 have already closed as of September 29, 2019, excluding two restaurants relocated within their trade areas during the first nine months of 2019. Anticipated closings exclude any restaurants being relocated within their trade area, at the end of their respective lease term.
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
Transition to New Lease Accounting Standard
We transitioned to Accounting Standards Codification Topic 842, Leases (“ASC 842”), effective December 31, 2018. Our consolidated financial statements reflect the application of ASC 842 guidance beginning in 2019, while our consolidated financial statements for prior periods were prepared under the guidance of a previously applicable accounting standard. The most significant effects of this transition that affects comparability of our results of operations between 2019 and 2018 include the immediate recognition of gains from sale-leaseback transactions and the increase in rent expense due to the elimination of deferred gain amortization from sale-leaseback transactions.

Please refer to Note 6, Leases, to the accompanying unaudited condensed consolidated financial statements for further details of the effects of this change in accounting principle.

Effect of Minimum Wage Increases

Certain of the states and municipalities in which we operate have increased their minimum wage rates for 2019 and in many cases have also approved additional increases for future periods. Most notably, New York State has increased the minimum wage applicable to our business to $12.75 an hour in 2019 (from $11.75 per hour in 2018) with subsequent annual increases, to $13.75 an hour in 2020 and reaching $15.00 an hour by July 1, 2021. Since 2018 we have received New York State minimum wage tax credits totaling approximately $500,000 per year that partially offset these additional labor costs. However, the New York State minimum wage tax credits expired at the beginning in 2019. We had 128 restaurants in New York State at September 29, 2019. We typically attempt to offset the effects of wage inflation, at least in part, through periodic menu price increases. However, no assurance can be given that we will be able to offset these wage increases in the future.
Stock Repurchase Program
On August 2, 2019, our Board of Directors approved a stock repurchase plan (the "Repurchase Program") under which we may repurchase up to $25 million of our outstanding common stock. The authorization became effective August 2, 2019, and will expire 24 months thereafter, unless terminated earlier by the Board of Directors. Purchases under the Repurchase Program may be made from time to time in open market transactions at prevailing market prices or in privately negotiated transactions (including, without limitation, the use of Rule 10b5-1 plans) in compliance with applicable federal securities laws, including Rule 10b-18 under the Securities Exchange Act of 1934, as amended.
During the three months ended September 29, 2019, we repurchased in open market transactions 283,069 shares at an average share price of $7.10 for a total cost of $2.0 million under the Repurchase Program. At September 29, 2019, $23.0 million remains available under the Repurchase Program. We have no obligation to repurchase additional shares of stock under the Repurchase Program, and the timing, actual number and value of shares purchased will depend on our stock price, trading volume, general market and economic conditions, and other factors.

Results of Operations
Three and Nine Months Ended September 29, 2019 Compared to Three and Nine Months Ended September 30, 2018

The following table highlights the key components of sales and the number of restaurants in operation for the three and nine month period ended September 29, 2019 as compared to the three and nine month period ended September 30, 2018 (dollars in thousands):

		Three Months Ended		Nine Months Ended
		September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Restaurant Sales:		$398,414	$296,917	$1,054,877	$871,553
Change in Comparable Restaurant Sales %		4.5%	1.6%	2.3%	4.2%

Burger King Restaurants operating at beginning of period:		1,023	807	849	807
New restaurants opened, including relocations	(1)	7	2	13	6
Restaurants acquired		1	33	179	34
Restaurants closed	(1)	(3)	(4)	(13)	(9)
Restaurants operating at end of period		1,028	838	1,028	838

Popeyes Restaurants operating at beginning of period:		58	—	—	—
New restaurants opened		2	—	5	—
Restaurants acquired		—	—	55	—
Restaurants operating at end of period		60	—	60	—
(1) In the nine months ended September 29, 2019, new restaurants opened and restaurants closed include two restaurants relocated within their respective market area and two restaurants closed as a result of relocations.
Restaurant Sales. Comparable restaurant sales increased 4.5% in the third quarter of 2019 consisting of an increase in average check of 2.3%, including a 1.2% effect of menu price increases since the beginning of the third quarter of 2018, combined with an increase in customer traffic of 2.2%. Restaurant sales also reflected the acquisition of 234 restaurants in 2019. During the third quarter of 2019, the Burger King restaurants acquired in 2018 and 2019 that are not included in comparable restaurant sales had restaurant sales of $63.4 million, and Popeyes restaurants had sales of $19.2 million, including sales from five new restaurants opened since the Cambridge Acquisition. The Company recorded additional sales discounts as a result of combining separate Whopper value meal promotions that reduced restaurant sales by $8.3 million in the third quarter of 2019 compared to the third quarter 2018.
For the nine months ended September 29, 2019, comparable restaurant sales increased 2.3% due to an increase in average check of 0.9% and an increase in customer traffic of 1.4%. The effect in the first nine months of 2019 from menu price increases taken since the beginning of the third quarter of 2018 was approximately 0.7%. Restaurant sales also increased due to restaurants acquired in 2018 and 2019 that were not included in our comparable restaurant base which added sales of $97.1 million from acquired Burger King restaurants, $31.2 million from acquired and newly constructed Popeyes restaurants and $6.8 million of sales at six convenience stores acquired during the nine months ended September 29, 2019. The Company recorded additional sales discounts as a result of combining separate Whopper value meal promotions that reduced restaurant sales by $12.4 million in the first nine months of 2019 as compared to the first nine months of 2018.

Operating Costs and Expenses (percentages stated as a percentage of total restaurant sales). The following table sets forth, for the three and nine months ended September 29, 2019 and September 30, 2018, respectively, selected operating results as a percentage of total restaurant sales:

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Costs and expenses (all restaurants):
Cost of sales (all restaurants)	30.1%	27.6%	29.5%	27.2%
Restaurant wages and related expenses	32.6%	32.1%	33.2%	32.5%
Restaurant rent expense	7.3%	6.8%	7.3%	6.9%
Other restaurant operating expenses	15.6%	15.3%	15.5%	15.3%
Advertising expense	4.0%	4.1%	4.0%	4.1%
General and administrative	5.3%	5.9%	5.8%	5.7%
Cost of sales increased to 30.1% in the third quarter of 2019 from 27.6% in the third quarter of 2018 due primarily to an increase in commodity costs (1.2%) at Burger King restaurants which included a 10.8% increase in beef costs compared to the prior year period, operating inefficiencies both at the Burger King and Popeyes restaurants acquired from Cambridge.
Cost of sales increased to 29.5% in the first nine months of 2019 from 27.2% in the first nine months of 2018 as a result of higher promotional discounting (0.6%) at our Burger King restaurants, an increase in commodity costs (0.8%) for Burger King restaurants including 4.3% increase in beef costs and operating inefficiencies at the Burger King and Popeyes restaurants acquired from Cambridge.
Restaurant wages and related expenses were 32.6% in the third quarter of 2019 and 32.1% in the third quarter of 2018, and in the first nine months of 2019, increased to 33.2% from 32.5% in the first nine months of 2018 due to an increase of 5.0% in team member wages at comparable restaurants and operating inefficiencies at the 2019 acquired restaurants partially offset by the lower average wage rates at both the Burger King and Popeyes restaurants acquired from Cambridge.
Other restaurant operating expenses increased to 15.6% in the third quarter of 2019 from 15.3% in the third quarter of 2018, and in the first nine months of 2019 increased to 15.5% from 15.3% in the first nine months of 2018 due primarily to higher expenses for repair and maintenance and operating supplies (0.3%) in the third quarter of 2019 and (0.2%) in the first nine months of 2019 at the Burger King and Popeyes restaurants acquired from Cambridge.
Restaurant rent expense increased to 7.3% in the third quarter of 2019 from 6.8% in the third quarter of 2018, and increased to 7.3% in the first nine months of 2019 from 6.9% in the first nine months of 2018 due to higher rent as a percentage of sales for restaurants acquired in 2019 (0.4%) in the third quarter and in the first nine months, elimination of deferred gain amortization from sale-leaseback transactions that is no longer recognized in 2019 as a result of adoption of the new lease accounting standard, and increases in fixed base rentals.
Advertising expense decreased to 4.0% in both the third quarter and first nine months of 2019 from 4.1% in both the third quarter and first nine months of 2018 primarily due to the impact of advertising rate reductions on remodeled restaurants combined with lower advertising rates on the acquired Cambridge restaurants.
Restaurant-Level EBITDA. As a result of the factors discussed above, Restaurant-Level EBITDA increased $1.4 million, or 3.3% to $43.0 million in the third quarter of 2019, and as a percentage of total restaurant sales, decreased to 10.7% in the third quarter of 2019 from 14.0% in the prior year period. Restaurant-Level EBITDA decreased $9.4 million or 7.7% to $113.2 million in the first nine months of 2019, and as a percentage of total restaurant sales, decreased to 10.7% in the first nine months of 2019 from 14.1% in the prior year period. For a reconciliation between Restaurant-Level EBITDA and income from operations see page 37.
General and Administrative Expenses. General and administrative expenses increased $3.8 million in the third quarter of 2019 to $21.4 million, and as a percentage of total restaurant sales, decreased to 5.3% from 5.9% in the third quarter of 2018. The increase in general and administrative expenses were primarily due to $2.5 million of additional regional and district manager salaries related to the 2019 acquisitions and $1.7 million of corporate administrative costs from the Cambridge Acquisition offset in part by lower overall administrative bonus accruals.
In the first nine months of 2019, general and administrative expenses increased $12.0 million to $61.7 million and, as a percentage of total restaurant sales, increased to 5.8% from 5.7% in the first nine months of 2019. The increase in total general and administrative expenses was due primarily to $3.0 million of higher acquisition costs due to the Cambridge Acquisition, $5.4 million of restaurant and corporate administrative expenses from the Cambridge Acquisition and additional training costs and regional and district manager salaries related to the 2018 acquisitions offset in part by lower overall administrative bonus accruals.
Adjusted EBITDA. As a result of the factors above, Adjusted EBITDA decreased to $25.6 million in the third quarter of 2019 from $26.5 million in the third quarter of 2018, and, as a percentage of total restaurant sales, decreased to 6.4% in the third quarter of 2019 from 8.9% in the prior year period. Adjusted EBITDA decreased to $63.4 million in the first nine months of 2019 from $78.5 million in the first nine months of 2018.
For a reconciliation between net income (loss) and EBITDA and Adjusted EBITDA see page 37.
Depreciation and Amortization Expense. Depreciation and amortization expense increased $6.6 million to $21.2 million in the third quarter of 2019 from $14.6 million in the third quarter of 2018 and increased $10.2 million due primarily to our acquisition of restaurants in 2018 and 2019, newly constructed restaurants and ongoing remodeling initiatives.
Impairment and Other Lease Charges. Impairment and other lease charges were $0.5 million in the third quarter of 2019 consisting of $0.3 million for two underperforming restaurants and $0.2 million of other lease charges associated with the closure of one underperforming restaurant in the third quarter. Impairment and other lease charges were $1.8 million in the first nine months of 2019, which included $1.1 million related to impairment charges for five underperforming restaurants, capital expenditures of $0.3 million at underperforming restaurants and $0.4 million of other lease charges primarily due to restaurant closures and changes in estimates during the first nine months of 2019.
During the third quarter of 2018, impairment and other lease charges of $0.2 million included a loss of $0.1 million associated with a sale-leaseback transaction, and $0.1 million of capital expenditures at underperforming restaurants. During the first nine months of 2019, the company recorded impairment and other lease charges of $3.4 million consisting of $1.9 million related to the write-off of defective product holding unit kitchen equipment that was replaced, $0.7 million of losses associated with sale-leaseback transactions, and $0.6 million of capital expenditures at underperforming restaurants.
Gain on Bargain Purchase. During the first nine months of 2018, we recorded a $0.2 million gain related to our acquisition of one restaurant as the fair value of assets acquired exceeded the total fair value of consideration paid.
Loss on Extinguishment of Debt. The Company recognized a loss on extinguishment of debt of $7.4 million during the nine months ended September 29, 2019, in connection with the refinancing of 8% Notes. The loss consisted of the write-off of unamortized debt costs, unamortized bond premium and additional redemption fees.
Interest Expense. Interest expense increased to $7.6 million in the third quarter of 2019 from $5.9 million in the third quarter of 2018 and increased to $20.4 million in the first nine months of 2019 from $17.8 million in the first nine months of 2018 due to a $150.0 million increase in outstanding borrowings under the Term Loan B Facility as compared to the 8.0% Notes which were outstanding in the third quarter of 2018, and $59.5 million of outstanding revolving credit borrowings under the Revolving Credit Facility in the third quarter of 2019. This increase was offset in part by lower interest rates on our outstanding borrowings. The weighted average interest rate on our long-term debt, excluding lease financing obligations, was 5.7% and 6.4% in the third quarter of 2019 and first nine months of 2019, respectively, compared to 7.9% in both the third quarter and first nine months of 2018.
Provision (Benefit) for Income Taxes. The benefit for income taxes for both the third quarter and first nine months of 2019 was derived using an estimated effective annual income tax rate for all of 2019 of 31.5%, excluding any discrete tax adjustments. The difference compared to the statutory rate for 2019 is attributable to the net effect of approximately

$3.0 million of non-deductible acquisition costs incurred during the year and the benefits of federal employment credits which are not directly related to the amount of pre-tax loss recorded in a period. The income tax benefit for the first nine months of 2019 contains net discrete tax adjustments of $0.1 million of tax expense.
The provision for income taxes for the third quarter and first nine months of 2018 was derived using an estimated effective annual income tax rate for all of 2018 of 4.5%, which excludes any discrete tax adjustments and was below the statutory rate due to the effect of fixed employment tax credits on taxable income. The income tax provision for the first nine months of 2019 contains net discrete tax adjustments of $0.1 million of tax expense.
Net Income (Loss). As a result of the above, net loss for the third quarter of 2019 was $6.8 million, or a loss of $0.15 per diluted share, compared to net income in the third quarter of 2018 of $3.6 million, or $0.08 per diluted share. Net loss for first nine months of 2019 was $22.0 million, or a loss of $0.54 per diluted share, compared to net income in first nine months of 2018 of $8.3 million, or $0.18 per diluted share.

Reconciliations of net income (loss) to EBITDA, Adjusted EBITDA and Adjusted net income (loss), and income (loss) from operations to Restaurant-Level EBITDA for the three and nine months ended September 29, 2019 and September 30, 2018 are as follows (in thousands, except for per share data):

	Three Months Ended		Nine Months Ended
Reconciliation of EBITDA and Adjusted EBITDA:	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Net income (loss)	$(6,812)	$3,611	$(22,013)	$8,297
Provision (benefit) for income taxes	(1,881)	148	(10,035)	346
Interest expense	7,578	5,909	20,425	17,752
Depreciation and amortization	21,200	14,555	53,613	43,426
EBITDA	20,085	24,223	41,990	69,821
Impairment and other lease charges	500	164	1,777	3,354
Acquisition and integration costs (1)	2,754	842	7,983	1,036
Pre-opening costs (2)	478	61	1,063	344
Litigation costs (3)	144	96	416	137
Other income, net (4)	(20)	(434)	(1,773)	(434)
Gain on bargain purchase	—	(208)	—	(230)
Stock-based compensation expense	1,707	1,531	4,515	4,501
Loss on extinguishment of debt	—	—	7,443	—
Adjusted EBITDA	$25,648	$26,483	$63,414	$78,529

Reconciliation of Restaurant-Level EBITDA:
Income (loss) from operations	$(1,115)	$9,668	$(4,180)	$26,165
Add:
General and administrative expenses	21,365	17,602	61,709	49,758
Acquisition and integration costs (1)	596	—	1,002	—
Pre-opening costs (2)	478	61	1,063	344
Depreciation and amortization	21,200	14,555	53,613	43,426
Impairment and other lease charges	500	164	1,777	3,354
Other income, net (4)	(20)	(434)	(1,773)	(434)
Restaurant-Level EBITDA	$43,004	$41,616	$113,211	$122,613

Reconciliation of Adjusted net income (loss):
Net income (loss)	$(6,812)	$3,611	$(22,013)	$8,297
Add:
Impairment and other lease charges	500	164	1,777	3,354
Acquisition and integration costs (1)	2,754	842	7,983	1,036
Pre-opening costs (2)	478	61	1,063	344
Litigation costs (3)	144	96	416	137
Other income, net (4)	(20)	(434)	(1,773)	(434)
Gain on bargain purchase	—	—	—	(230)
Loss on extinguishment of debt	—	—	7,443	—
Income tax effect on above adjustments (5)	(964)	(182)	(4,227)	(844)
Adjusted net income (loss)	$(3,920)	$4,158	$(9,331)	$11,660
Adjusted diluted net income (loss) per share (6)	$(0.09)	$0.09	$(0.23)	$0.26

(1)
Acquisition and integration costs for the three and nine months ended September 29, 2019 of $2.8 million and $8.0 million, respectively, include certain legal and professional fees incurred in connection with restaurant acquisitions and corporate payroll, and other costs related to the integration of the Cambridge Acquisition and one-time repair costs which are included in Restaurant-Level EBITDA.

(2)	Pre-opening costs for the three and nine months ended September 29, 2019 mostly include training labor and rental costs incurred during the construction of new restaurants prior to their opening.

(3)	Legal costs for the three and nine months ended September 29, 2019 include litigation expenses pertaining to an ongoing lawsuit with one of the Company's former vendors.

(4)
Other income, net for the three months ended September 29, 2019 included a loss on disposal of assets of $0.1 million and a gain on a sale-leaseback transaction of $0.1 million. Other income, net for the nine months ended September 29, 2019 included a $1.9 million gain related to a settlement with BKC for the approval of new restaurant development by other franchisees which unfavorably impacted our restaurants, a loss on disposal of assets of $0.6 million, a gain on three sale-leaseback transactions of $0.3 million, and a gain related to an insurance recovery from a fire at one of our restaurants in the prior year of $0.1 million.

(5)
The income tax effect related to the adjustments for impairment and other lease charges, gain on bargain purchase, acquisition and integration costs, pre-opening costs, litigation costs and other non-recurring expense (income) during the periods presented was calculated using an incremental income tax rate of 25% for the three and nine months ended September 29, 2019 and 25% and 21.6% for the three and nine months ended September 30, 2018, respectively.

(6)	Adjusted diluted net income (loss) per share is calculated based on Adjusted net income (loss) and the dilutive weighted average common shares outstanding for the respective periods, where applicable.
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
Interest payments under our debt obligations, capital expenditures including our remodeling initiatives, payments of royalties and advertising to BKC and Popeyes and payments related to our lease obligations represent significant liquidity requirements for us, as well as any discretionary expenditures for the acquisition or development of additional Burger King and Popeyes restaurants. We believe our cash balances, cash generated from our operations and availability of revolving credit borrowings under our New Senior Credit Facilities will provide sufficient cash availability to cover our anticipated working capital needs, capital expenditures and debt service requirements for the next twelve months.
Operating Activities. Net cash provided by operating activities in the first nine months of 2019 decreased to $35.0 million from $67.8 million in the first nine months of 2018. The decrease was due to a reduction of $15.1 million in Adjusted EBITDA combined with an increase of $10.2 million of deferred income tax liabilities.
Investing Activities. Net cash used for investing activities in the first nine months of 2019 and 2018 was $221.8 million and $78.8 million, respectively. In the first nine months of 2019, we completed the Cambridge Acquisition which included approximately $114.5 million for retirement of the net indebtedness of Cambridge, acquired fourteen Burger King restaurants from other franchisees for $16.9 million, received net proceeds of $7.0 million from three sale-leaseback transactions and received $0.1 million of proceeds from an insurance recovery related to a fire at one of our restaurants in 2019.
The first nine months of 2018 included the purchase of certain restaurant properties to be sold in sale-leaseback transactions for $2.1 million. Investing activities in the first nine months of 2018 also included net proceeds of $4.5 million related to two sale-leaseback transactions completed for properties purchased in 2017.
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
The following table sets forth our capital expenditures for the periods presented (in thousands):

Nine Months Ended September 29, 2019
New restaurant development	$37,259
Restaurant remodeling	37,826
Other restaurant capital expenditures	15,643
Corporate and restaurant information systems	6,670
Total capital expenditures	$97,398
Nine Months Ended September 30, 2018
New restaurant development	$17,753
Restaurant remodeling	21,505
Other restaurant capital expenditures	12,328
Corporate and restaurant information systems	2,661
Total capital expenditures	$54,247
Financing Activities. Net cash provided by financing activities in the first nine months of 2019 was $185.7 million due primarily to proceeds from the Term Loan B Facility of $422.9 million combined with net revolving credit borrowings of $59.5 million under the Revolving Credit Facility and the redemption of the $275.0 million 8.0% Notes, premium and fees. We also incurred $11.5 million of costs associated with the New Senior Credit Facilities, made principal payments on finance leases of $1.6 million, and repurchased shares of our common stock for $2.0 million.
Net cash provided by financing activities in the first nine months of 2018 was $1.2 million resulting from $2.7 million of proceeds from a lease financing obligation net of principal payments on finance leases of $1.3 million. The lease financing obligation resulted from the sale-leaseback of a property that was under construction and had been reclassified to an operating lease upon completion of construction in the third quarter of 2018.
New Senior Credit Facility. On April 30, 2019, we entered into a New Senior Credit Facilities in an aggregate principal amount of $550.0 million, consisting of (i) a Term Loan B Facility in an aggregate principal amount of $425.0 million maturing on April 30, 2026 and (ii) a Revolving Credit Facility (including a sub-facility of $35.0 million for standby letters of credit) in an aggregate principal amount of $125.0 million maturing on April 30, 2024.
The net proceeds from borrowings under the Term Loan B Facility were $422.9 million after original issue discount and were used to (i) refinance the indebtedness of Carrols, including redemption of $275.0 million of 8.0% Notes and accrued interest thereon at a redemption price of 102%, (ii) the retirement of Cambridge indebtedness and (iii) the payment of fees and expenses in connection with the Cambridge Acquisition and New Senior Credit Facilities. The proceeds of the Revolving Credit Facility will finance ongoing working capital and other general corporate purposes, including permitted acquisitions and required expenditures under development agreements. In connection with these transactions, the Company recognized a loss of $1.7 million on the extinguishment of debt.
Borrowings under the New Senior Credit Facilities bear interest, at a rate per annum equal to (i) the Alternate Base Rate (as defined in the New Senior Credit Facilities) plus 2.25% or (b) LIBOR Rate (as defined in the New Senior Credit Facilities) plus 3.25%. Borrowings under the New Senior Credit Facilities at September 29, 2019 were at an effective interest rate of 5.4% per annum.
The Term Loan B Facility borrowings are due and payable in quarterly installments, beginning on September 30, 2019 as follows:
(i) twenty-seven quarterly installments of $1.1 million;
(ii) one final payment of $396.3 million on April 30, 2026.

The Company's obligations under the New Senior Credit Facilities are secured by first priority liens on substantially all of the assets of the Company and subsidiary guarantors (including a pledge of all of the capital stock and equity interests of certain subsidiary guarantors).
Under the New Senior Credit Facilities, the Company will be required to make mandatory prepayments of borrowings with excess cash flow (as defined in the New Senior Credit Facilities) and in the event of dispositions of assets, debt issuances and insurance and condemnation proceeds (all subject to certain exceptions).
The New Senior Credit Facilities contain certain covenants, including, without limitation, those limiting the Company's and the subsidiary guarantors’ ability to, among other things, incur indebtedness, incur liens, sell or acquire assets or businesses, change the character of its business in any material respects, engage in transactions with related parties, make certain investments, make certain restricted payments or pay dividends.
Under the New Senior Credit Facilities, the lenders may terminate their obligation to advance and may declare the unpaid balance of borrowings, or any part thereof, immediately due and payable upon the occurrence and during the continuance of customary defaults which include, without limitation, payment default, covenant defaults, bankruptcy type defaults, defaults on other indebtedness, judgments or upon the occurrence of a change of control (as specified therein).
As of September 29, 2019, there were $59.5 million of revolving credit borrowings outstanding and $11.6 million of letters of credit issued under the Revolving Credit Facility. After reserving for issued letters of credit and outstanding revolving credit borrowings, $53.9 million was available for revolving credit borrowings at September 29, 2019 under the Revolving Credit Facility. We were in compliance with the financial covenants under our New Senior Credit Facilities at September 29, 2019.
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
Contractual Obligations
The following table summarizes our contractual obligations and commitments as of September 29, 2019 (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Long-term debt obligations, including interest (1)	$659,680	$8,299	$65,842	$64,861	$520,678
Finance lease obligations, including interest (2)	3,384	615	2,332	310	127
Operating lease obligations (3)	1,321,900	24,088	187,756	183,846	926,210
Lease financing obligations, including interest (4)	1,587	27	218	1,342	—
Total contractual obligations	$1,986,551	$33,029	$256,148	$250,359	$1,447,015

(1)
Our long term debt at September 29, 2019 included $423.9 million of borrowings under the Term Loan B Facility and $59.5 million of borrowings under the Revolving Credit Facility. Total interest payments on the Term Loan B Facility of $155.1 million for all years presented are included at the coupon rate of 5.74% per annum. Interest payments on our outstanding revolving credit borrowings are variable in nature and have been calculated using an assumed interest rate of 7.75% for each year.

(2)	Includes total interest of $0.3 million for all years presented.

(3)	Includes total interest of $502.2 million for all years presented.

(4)	Includes total interest of $0.4 million for all years presented.
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

Forward Looking Statements
This Quarterly Report on Form 10-Q contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements that are predictive in nature or that depend upon or refer to future events or conditions are forward-looking statements. These statements are often identified by the words “may”, “might", “will”, “should”, “anticipate”, “believe”, “expect”, “intend”, “estimate”, “hope”, “plan” or similar expressions. In addition, expressions of our strategies, intentions or plans are also forward looking statements. These statements reflect management’s current views with respect to future events and are subject to risks and uncertainties, both known and unknown. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their date. There are important factors that could cause actual results to differ materially from those in forward-looking statements, many of which are beyond our control. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected or implied in the forward-looking statements. We have identified significant factors that could cause actual results to differ materially from those stated or implied in the forward-looking statements. We believe important factors that could cause actual results to differ materially from our expectations include the following, in addition to other risks and uncertainties discussed herein and in our Quarterly Report on Form 10-Q for the period ended June 30, 2019:

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
A 1% change in interest rates would have resulted in a $1.2 million and $1.9 million change to interest expense for the three and nine months ended September 29, 2019, respectively, and a nominal change to the three and nine months ended September 30, 2018, respectively.
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
Evaluation of Disclosure Controls and Procedures. We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 29, 2019.
We completed the Cambridge Acquisition on April 30, 2019. The Securities and Exchange Commission permits companies to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition, and our management has elected to exclude the Cambridge Acquisition from our assessment as of September 29, 2019. For the three and nine months ended September 29, 2019, Cambridge accounted for $75.6 million and $126.3 million of our total restaurant sales, and as of September 29, 2019, had total assets of $402.5 million.
Changes in Internal Control. During the three months ended September 29, 2019, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
We are a party to various litigation matters that arise in the ordinary course of business. We do not believe that the outcome of any of these other matters meet the disclosure or recognition standards, nor will they have a material adverse effect on our consolidated financial statements.
Item 1A. Risk Factors
Part II - Item 1A of the Quarterly Report on Form 10-Q for the period ended June 30, 2019 describes important risk factors that could materially affect our business, consolidated financial condition or results of operations or cause our operating results to differ materially from the indicated or cause our operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-Q or presented elsewhere by management from time to time. There have been no material changes from the risk factors previously disclosed in our Quarterly Report on Form 10-Q for the period ended June 30, 2019.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 29, 2019, at the Company's Annual Meeting of Stockholders, the Company’s stockholders approved the conversion of all of the Company’s outstanding shares of Series C Preferred Stock issued to Cambridge pursuant to the Cambridge Acquisition into shares of the Company’s common stock by removal of the restriction that prohibits such conversion (“Stockholder Approval”). Pursuant to the terms of the Certificate of Designations of the Series C Preferred Stock, 10,000 shares of Series C Preferred Stock, representing all of the outstanding shares of Series C Preferred Stock, automatically converted into 7,450,402 shares of the Company’s common stock upon Stockholder Approval on August 29, 2019. Exemption from registration under the Securities Act for the issuance to Cambridge of the shares of the Company's common stock upon conversion of the Series C Preferred Stock is based on Section 4(a)(2) of the Securities Act. Cambridge is an “accredited investor” as such term is defined in Regulation D, as promulgated under the Securities Act.

Purchases of Equity Securities by the Issuer

On August 2, 2019, the Company's Board of Directors approved the Repurchase Program under which the Company may repurchase up to $25 million of its outstanding common stock. The authorization became effective on August 2, 2019, and will expire 24 months thereafter, unless terminated earlier by the Company's Board of Directors. Purchases under the Repurchase Program may be made from time to time in open market transactions at prevailing market prices or in privately negotiated transactions (including, without limitation, the use of Rule 10b5-1 plans) in compliance with applicable federal securities laws, including Rule 10b-18 under the Exchange Act. The Company has no obligation to repurchase stock under the Repurchase Program, and the timing, actual number and value of shares purchased will depend on the Company's stock price, trading volume, general market and economic conditions, and other factors.
The table below reflects shares of common stock we repurchased during the third quarter of 2019.

		Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July	Purchased 7/1 through 7/28	—	—	—	—
August	Purchased 7/29 through 9/1	283,069	$7.10	283,069	$22,991,511
September	Purchased 9/2 through 9/29	—	—	—	—
	Total	283,069	$7.10	283,069	$22,991,511

(1)	Shares were repurchased in open market transactions pursuant to the Repurchase Program announced on August 8, 2019.

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

CARROLS RESTAURANT GROUP, INC.

Date: November 8, 2019	/s/ Daniel T. Accordino
(Signature)
Daniel T. Accordino Chief Executive Officer

Date: November 8, 2019	/s/ Timothy J. LaLonde
(Signature)
Timothy J. LaLonde Interim Vice President, Interim Chief Financial Officer and Interim Treasurer