Form 10-K
period 2019-12-29
CARROLS RESTAURANT GROUP, INC.
filed 2020-03-13
CIK 809248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2019
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes     ☐   No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes     ☐   No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of March 3, 2020 Carrols Restaurant Group, Inc. had 52,694,010 shares of its common stock, $.01 par value, outstanding. The aggregate market value of the common stock held by non-affiliates as of July 1, 2019 of Carrols Restaurant Group, Inc. was $323,744,096.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for Carrols Restaurant Group, Inc's 2020 Annual Meeting of Stockholders, which is expected to be filed pursuant to Regulation 14A no later than 120 days after the conclusion of Carrols Restaurant Group, Inc.'s fiscal year ended
December 29, 2019, are incorporated by reference into Part III of this annual report.

CARROLS RESTAURANT GROUP, INC.
FORM 10-K
YEAR ENDED DECEMBER 29, 2019

PART I—FINANCIAL INFORMATION
PART I
Throughout this Annual Report on Form 10-K we refer to Carrols Restaurant Group, Inc. as “Carrols Restaurant Group” and, together with its direct and indirect consolidated subsidiaries, as “we”, “our”, “us” and the "Company" unless otherwise indicated or the context otherwise requires. Carrols Restaurant Group, Inc. is a holding company and conducts all of our operations through our wholly-owned subsidiaries Carrols Corporation (“Carrols”) and Carrols' wholly-owned subsidiary, Carrols LLC, a Delaware limited liability company, and Carrols LLC's wholly-owned subsidiary Republic Foods, Inc., a Maryland corporation ("Republic Foods"), and effective on April 30, 2019, New CFH, LLC and its wholly-owned subsidiaries. New CFH LLC's material direct and indirect wholly-owned subsidiaries include Alabama Quality, LLC, Carolina Quality, LLC, Frayser Quality, LLC, Nashville Quality, LLC, Frayser Holdings, LLC, Louisiana Quality, LLC, CFH Real Estate, LLC, Tennessee Quality, LLC, TQ Real Estate, LLC and Mirabile Investment Corporation (together with New CFH LLC's immaterial subsidiaries, collectively, "New CFH") . Unless the context otherwise requires, Carrols Restaurant Group and its direct and indirect wholly-owned subsidiaries are collectively referred to as the “Company.” All intercompany transactions have been eliminated in consolidation.
We use a 52 or 53 week fiscal year ending on the Sunday closest to December 31. Our fiscal years ended January 1, 2017, December 31, 2017, December 30, 2018, and December 29, 2019 each contained 52 weeks. Our fiscal year ended January 3, 2016 contained 53 weeks.
At December 29, 2019 we operated, as franchisee, 1,036 Burger King® restaurants in 23 Northeastern, Midwestern and Southeastern states and 65 Popeyes® restaurants in 7 Southeastern states.
In this Annual Report on Form 10-K, we refer to information, forecasts and statistics regarding the restaurant industry and to information, forecasts and statistics from Nation's Restaurant News, the U.S. Census Bureau and the U.S. Department of Agriculture. We operate our Burger King® restaurants under franchise agreements with Burger King Corporation ("BKC") and our Popeyes® restaurants under franchise agreements with Popeyes Louisiana Kitchen, Inc. ("PLK"). Any reference to BKC in this Annual Report on Form 10-K refers to Burger King Worldwide, Inc. and its wholly-owned subsidiaries, including Burger King Corporation, and its parent company Restaurant Brands International, Inc., which is sometimes referred to as "RBI." Unless otherwise indicated, information regarding Burger King, BKC, Popeyes and PLK in this Annual Report on Form 10-K has been made publicly available by RBI.
This 2019 Annual Report on Form 10-K contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements that are predictive in nature or that depend upon or refer to future events or conditions are forward-looking statements. Words such as “may”, “might”, “will”, “should”, “anticipate”, “believe”, “expect”, “intend”, “estimate”, “hope”, “plan” or similar expressions are intended to identify such forward-looking statements. In addition, expressions of our strategies, intentions; plans or guidance are also forward-looking statements. These statements reflect management's best judgment based on current views with respect to future events and are subject to risks and uncertainties, both known and unknown. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their date. Actual results could differ materially from those stated or implied in these forward-looking statements as a result of a number of factors, included but not limited to, the factors discussed in Item 1A-Risk Factors. We believe important factors that could cause actual results to differ materially from our expectations include the following, in addition to other risks and uncertainties discussed herein:

•	Effectiveness of the Burger King® advertising programs and the overall success of the Burger King® brand;

•	Increases in food costs and other commodity costs;

•	Competitive conditions, including pricing pressures, discounting, aggressive marketing and the potential impact of competitors’ new unit openings and promotions on sales of our restaurants;

•	Our ability to integrate any restaurants we acquire;

•	Regulatory factors;

•	Environmental conditions and regulations;

•	General economic conditions, particularly in the retail sector;

•	Weather conditions;

•	Fuel prices;

•	Significant disruptions in service or supply by any of our suppliers or distributors;

•	Changes in consumer perception of dietary health and food safety;

•	Labor and employment benefit costs, including the effects of minimum wage increases, healthcare reform and changes in the Fair Labor Standards Act;

•	The outcome of pending or future legal claims or proceedings;

•	Our ability to manage our growth and successfully implement our business strategy;

•	Our inability to service our indebtedness;

•	Our borrowing costs and credit ratings, which may be influenced by the credit ratings of our competitors;

•	The availability and terms of necessary or desirable financing or refinancing and other related risks and uncertainties;

•
Factors that affect the restaurant industry generally, including recalls if products become adulterated or misbranded, liability if our products cause injury, ingredient disclosure and labeling laws and regulations, reports of cases of food borne illnesses such as “mad cow” disease, and the possibility that consumers could lose confidence in the safety and quality of certain food products, as well as negative publicity regarding food quality, illness, injury or other health concerns (such as the current outbreak of the coronavirus (COVID-19); and

•	Other factors discussed under Item 1A - "Risk Factors" and elsewhere herein.
ITEM 1. BUSINESS
Overview
Our Company
We are one of the largest restaurant companies in the United States and have been operating restaurants for more than 55 years. We are the largest Burger King® franchisee in the United States, based on number of restaurants, and have operated Burger King restaurants since 1976. As of December 29, 2019, we operated 1,036 Burger King® restaurants located in 23 Northeastern, Midwestern and Southeastern states and 65 Popeyes® restaurants in seven Southeastern states.
Burger King. Burger King restaurants feature the popular flame-broiled Whopper® sandwich, as well as a variety of hamburgers, chicken and other specialty sandwiches, french fries, salads, breakfast items, snacks, soft drinks and other offerings. We believe that our size, seasoned management team, extensive operating infrastructure, experience and proven operating disciplines differentiate us from many of our competitors as well as many other Burger King operators.
According to RBI, as of December 31, 2019 there were a total of 18,838 Burger King restaurants, of which almost all were franchised and 7,346 were located in the United States. Burger King is the second largest quick service hamburger restaurant chain in the world (as measured by number of restaurants) and we believe that the Burger King brand is one of the world's most recognized consumer brands. Burger King restaurants have a distinctive image and are generally located in high-traffic areas throughout the United States. Burger King restaurants are designed to appeal to a broad spectrum of consumers, with multiple day-part meal segments targeted to different groups of consumers. We believe that the competitive attributes of Burger King restaurants include significant brand recognition, convenience of location, quality, speed of service and price.
We operate our restaurants under franchise agreements with BKC. Our Burger King restaurants are typically open seven days per week and generally have operating hours ranging from 6:00 am to midnight on Sunday to Wednesday and to 2:00 am on Thursday to Saturday.

Our existing restaurants consist of one of several building types with various seating capacities. Our typical freestanding restaurant contains approximately 2,600 square feet with seating capacity for 60 to 70 guests, has drive-thru service windows and adjacent parking areas. As of December 29, 2019, almost all of our restaurants were freestanding.

Popeyes. Popeyes Restaurants are quick-service restaurants offering primarily a limited menu of lunch and dinner products, and in certain restaurants breakfast products. Popeyes distinguishes itself with a unique “Louisiana” style menu that features a fried chicken sandwich, spicy chicken, chicken tenders, biscuits, fried shrimp and other seafood, red beans and rice and other quick-service menu items. According to RBI, as of December 31, 2019, there were 3,316 Popeyes restaurants worldwide and 2,476 Popeyes restaurants in the United States.

    Our Popeyes restaurants are generally freestanding locations with approximately 2,500 to 3,200 square feet with seating capacity for 50 to 60 guests and a drive-thru. Our Popeyes restaurants are typically open seven days per week with operating hours of 10:00 am to 10:00 pm Sunday through Thursday and 10:00 am to 11:00 pm on Friday and Saturday.
During 2019, we acquired 234 restaurants in three separate transactions. During 2018, we acquired a total of 44 restaurants from other franchisees in four separate transactions. During 2017, we acquired a total of 64 restaurants in three separate transactions and in 2016, we acquired 56 restaurants in seven separate transactions.
For the fiscal year ended December 29, 2019, our restaurants generated total restaurant sales of $1,452.5 million and our Burger King comparable restaurant sales increased 2.2%. Our average annual restaurant sales for all restaurants were approximately $1.4 million per restaurant.
2019 Cambridge Acquisition. On April 30, 2019, we completed the merger with New CFH, a former subsidiary of Cambridge Franchise Holdings, LLC ("Cambridge") and acquired 165 Burger King® restaurants, 55 Popeyes® restaurants and six convenience stores (the "Cambridge Acquisition"). Cambridge received a total of approximately 14.9 million shares of our common stock, after the automatic conversion of 10,000 shares of Series C Convertible Preferred Stock that Cambridge initially received in the Cambridge Acquisition. All shares of common stock issued to Cambridge are subject to a two year restriction on sale or transfer subject to certain limited exceptions. As part of the transaction, Cambridge designated two Cambridge executives who joined the Company's Board of Directors upon completion of the Cambridge Acquisition.
Area Development Agreements. The Company, Carrols, Carrols LLC, and BKC entered into a new Area Development Agreement (the "ADA") which commenced on April 30, 2019 and ends on September 30, 2024 and which superseded the Operating Agreement dated as of May 30, 2012, as amended, between Carrols LLC and BKC. Pursuant to the ADA, BKC assigned to Carrols LLC, for a cost of $3.0 million, the right of first refusal on the sale of franchisee-operated restaurants in 16 states and a limited number of counties in four additional states, and granted franchise pre-approval to acquire Burger King restaurants until the date that we have acquired more than an aggregate of an additional 500 Burger King restaurants excluding those restaurants we acquired in the Cambridge Acquisition ("ADA ROFR").
Carrols LLC agreed to open, build and operate a total of 200 new Burger King restaurants including 32 additional Burger King restaurants by September 30, 2020, 41 additional Burger King restaurants by September 30, 2021, 41 additional Burger King restaurants by September 30, 2022, 40 additional Burger King restaurants by September 30, 2023 and 39 additional Burger King restaurants by September 30, 2024, subject to and in accordance with the terms of the ADA. In addition, Carrols LLC agreed to remodel or upgrade a total of 748 Burger King restaurants to BKC’s Burger King of Tomorrow restaurant image, including 130 additional Burger King restaurants by September 30, 2020, 118 additional Burger King restaurants by September 30, 2021, 131 additional Burger King restaurants by September 30, 2022, 138 additional Burger King restaurants by September 30, 2023 and 141 additional Burger King restaurants by September 30, 2024, subject to and in accordance with the terms of the ADA.
BKC agreed to contribute $10 million to $12 million for upgrades of approximately 50 to 60 Burger King restaurants in 2019 and 2020, most of which have already been remodeled to the 20/20 image and where BKC is the landlord on the lease for such Burger King restaurants operated by Carrols LLC or an affiliate. In 2019 we received $10.0 million from BKC under this arrangement.

The continued assignment of the ADA ROFR is subject to suspension at the discretion of BKC in the event of non-compliance by Carrols LLC with the new restaurant development and restaurant remodel obligations and certain other terms in the ADA. For 2020, we have reduced our planned spending for new restaurant development and the remodeling of restaurants below the requirements in the ADA. In the event we do not meet our new restaurant development and/or restaurant remodel requirements in the ADA, BKC may elect to suspend the ADA ROFR. In the case of a suspension of the ADA ROFR by BKC, any benefits available to us from the ADA may be suspended until such time that we are in compliance with the terms of the ADA.
On October 1 of each year following the commencement date of the ADA, Carrols LLC paid or will pay BKC pre-paid franchise fees in the following amounts which will be applied to new Burger King restaurants opened and operated by Carrols LLC: (a) $350,000 on the commencement date of the Area Development Agreement, (b) $1,600,000 on October 1, 2019, (c) $2,050,000 on October 1, 2020, (d) $2,050,000 on October 1, 2021, (e) $2,000,000 on October 1, 2022 and (f) $1,950,000 on October 1, 2023.
Through the Cambridge Acquisition, we have also assumed a development agreement for Popeyes, which includes an assignment by PLK of its right of first refusal under its franchise agreements with its franchisees for acquisitions in two southern states, as well as a development commitment to open, build and operate approximately 80 new Popeyes® restaurants over six years.
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

Operational Expertise.   We have been operating Burger King restaurants since 1976 and have developed sophisticated information and operating systems that enable us to measure and monitor key metrics for operational performance, sales and profitability that may not be available to other restaurant operators. Our focus on leveraging our operational expertise, infrastructure and systems allows us to optimize the performance of our restaurants and restaurants that we may acquire or open. Our size and history with the Burger King brand enable us to effectively track operating metrics and leverage best practices across our organization. We believe that our experienced management team, operating culture, effective operating systems and infrastructure enable us to operate more efficiently than many other Burger King operators. We also believe we will be able to leverage our operational expertise to the Popeyes restaurants acquired in 2019.

Consistent Operating History and Financial Strength.   We believe that the quality and sophistication of our restaurant operations have helped drive our strong restaurant level performance. Comparable restaurant sales for our restaurants have generally outperformed the Burger King system. Our strong restaurant level operations coupled with our financial management capabilities have resulted in consistent and stable cash flows under most economic circumstances. We have demonstrated our ability to prudently manage our capital structure and financial leverage through a variety of economic cycles. We believe that our cash flow from operations, cash balances and the availability of revolving credit borrowings under our Senior Credit Facilities are sufficient to fund our ongoing operations and capital expenditures.

Two Distinct Brands with Global Recognition, Innovative Marketing and New Product Development.   As a Burger King franchisee, we benefit from, and rely on, BKC's extensive marketing, advertising and product development capabilities to drive sales and generate increased restaurant traffic. Over the years, BKC has launched innovative and creative multimedia advertising campaigns and products that highlight the relevance of the Burger King brand. BKC has also introduced promotions that leverage both value and premium menu offerings as well as providing a platform for new premium sandwich offerings. We believe these campaigns continue to positively impact the brand today as BKC focuses on well-balanced value menu and premium sandwich promotional mix and remains committed to focusing on new product launches, including the Impossible Whopper, and limited time offers both of which continue to show positive trends. BKC is also aggressively working with franchisees throughout the system to encourage the renovation and remodeling of restaurants to BKC's current image, which we believe will continue to increase customer traffic and restaurant sales. With regard to the Popeyes brand, which is also owned by PLK, a subsidiary of RBI, the successful development and launch of a new chicken sandwich in the second half of 2019 has not only driven higher sales but we believe has also attracted a new demographic of guests to the existing customer base which will enhance restaurant sales and new restaurant development opportunities.

Strategic Relationship with Burger King Corporation and RBI.    We believe that the structure of the 2012 acquisition and the 2019 Cambridge Acquisition strengthened our well-established relationship with BKC and RBI and has further aligned our common interests to grow our business. Although at a reduced pace in 2020, we intend to continue to expand our restaurant base long term by making selective acquisitions under our pre-approval rights. The consideration to BKC associated with the 2012 acquisition included a preferred stock equity interest in Carrols Restaurant Group, which is held by BKC Stockholders (as defined below) and convertible into approximately 15.2% of the outstanding shares of our common stock (after giving effect to such conversion). Since the 2012 acquisition, two of BKC's or RBI's senior executives have served on our Board of Directors. Christopher Finazzo, President of BKC, Americas and Matthew Dunnigan, Chief Financial Officer of Restaurant Brands International Inc., the indirect parent company of BKC, currently serve on our board of directors. Our restaurants represented approximately 14.1% of the Burger King locations in the United States as of December 29, 2019. We believe that the combination of our rights under the ADA, RBI's equity interest and its board level representation will continue to reinforce the alignment of our common interests with BKC and Popeyes for the long term.

Experienced Burger King Management Team with a Proven Track Record.    We believe that our senior management team's extensive experience in the restaurant industry and its long and successful history of developing, acquiring, integrating and operating quick-service restaurants provide us with a competitive advantage. Our management team has a successful history of integrating acquired restaurants, and over the past 20 years, we have significantly increased the number of Burger King restaurants we own and operate, largely through acquisitions. Our operations are overseen by our Chief Executive Officer, Dan Accordino, who has over 45 years of Burger King and quick-service restaurant experience, two Burger King Divisional Vice Presidents and 15 Regional Directors that collectively have an average of 22 years of Burger King restaurant experience. Our 151 Burger King district managers that have an average tenure of over 16 years in the Burger King system support the Regional Directors. Our operations management is further supported by our infrastructure of financial, information systems, real estate, human resources and legal professionals.

Multiple Growth Levers. We believe our historical track record of acquiring and integrating restaurants and our long- term strategy to remodel, upgrade and open new restaurants provide multiple avenues to grow our business. With more than 55 years of restaurant operating experience, we have successfully grown our business through acquisitions and integrated the restaurants we acquired. We have experienced increases in comparable restaurant sales, increased restaurant-level profitability and improved operating metrics at the restaurants we have acquired in the last five years.
Our Business Strategies
Our primary business strategies are as follows:
Improve Profitability of Restaurants We Acquire by Leveraging Our Existing Infrastructure and Best-Practices.    Our focus in the near term is to increase profitability for the restaurants we acquired in 2019, particularly the acquired Cambridge restaurants. We believe that our skilled management team, sophisticated information technology, operating systems and training and development programs support our ability to enhance operating margins at these restaurants. For restaurants we acquire, we also believe we can realize benefits from economies of scale, including leveraging our existing infrastructure across a larger number of restaurants. We have demonstrated our ability to increase the profitability of acquired restaurants and we believe, over time, that we will improve profitability and operational efficiency at the restaurants we have acquired and may acquire in the future.
Increase Restaurant Sales and Customer Traffic.    BKC has identified and implemented a number of strategies to increase brand awareness, increase market share, improve overall operations and drive sales. These strategies are central to our strategic objectives to deliver profitable growth.

•
Products.  The strength of the BKC menu has been built on a distinct flame-grilled cooking platform to make better tasting hamburgers. We believe that BKC intends to continue to optimize the menu by focusing on core products, such as the flagship Whopper® sandwich, while maintaining a balance between value promotions and premium limited time offerings to drive sales and traffic. Recent product innovation has included the Impossible Whopper, a vegetable based product that is attracting new customers. In addition, BKC has implemented a multi-tier balanced marketing approach with value and premium offerings, pairing value promotions, such as the $1.00 10-piece chicken nugget promotion with premium sandwich offerings, such as the Sourdough King sandwiches and Crispy Chicken. Promotional initiatives in 2019 included the 2 for $6 Mix and Match, the 5 for $4 bundled product promotion and 2 for $10 Meal Deal featuring the Whopper and Crispy Chicken sandwich. There have also been a number of enhancements to food preparation procedures to improve the quality of BKC's existing products. These new menu platforms and quality improvements support BKC's strategy to appeal to a broader consumer base and to increase restaurant sales.

•
Image.  We believe that re-imaged restaurants increase curb appeal and result in increased restaurant sales. BKC's current restaurant image features a fresh, sleek, eye-catching design which incorporates easy-to-navigate digital menu boards in the dining room, streamlined merchandising at the drive-thru and flat screen televisions in the dining area. We believe that restaurant remodeling has improved our guests' dining experience and increased customer traffic. We believe the customer experience will be further enhanced from the upgrades to the Burger King of Tomorrow image that include a double drive-thru (where applicable), certain modifications to the exterior image and the installation of exterior digital menu boards.

•
Advertising and Promotion. We believe that we will benefit from BKC's advertising support of its menu items, product enhancement and re-imaging initiatives. BKC has established a data driven marketing process which has focused on driving restaurant sales and traffic, while targeting a broad consumer base with inclusive messaging. This strategy uses multiple touch points to advertise our products, including digital advertising, social media and on-line video in addition to traditional television advertising. BKC has a food-centric marketing strategy which focuses consumers on the food offerings, the core asset, and balances value promotions and premium limited time offerings to drive profitable restaurant sales and traffic.

•
Operations. We believe that improving restaurant operations and enhancing the customer experience are key components to increasing the profitability of our restaurants. We believe we will benefit from BKC's ongoing initiatives to improve food quality, simplify restaurant level execution, including opportunities to reduce restaurant labor costs and monitor operational performance, all of which are designed to improve the customer experience and increase customer traffic.

Selectively Acquire and Develop Additional Burger King and Popeyes Restaurants. As of December 29, 2019, we operated 1,036 Burger King restaurants, making us the largest Burger King franchisee in the United States. In 2020 the majority of our near term growth will be organic growth coming from continued integration of the restaurants acquired in 2019 and the full year impact of the Cambridge Acquisition. In future years the Company may use acquisitions to further stimulate growth in part through the ADA that granted certain right of first refusal and pre-approval rights to acquire additional franchised Burger King restaurants.
Due to the number of restaurants and franchisees in the Burger King system and our historical success in acquiring and integrating restaurants, we believe that there is considerable opportunity for future growth through acquisitions. There are more than 2,000 Burger King restaurants we do not own in states in which we have the ADA ROFR and pre-approval rights. The continued assignment of the ADA ROFR is subject to suspension at the discretion of BKC in the event of non-compliance by Carrols LLC with the new restaurant development and restaurant remodel obligations and certain other terms in the ADA. For 2020, we have reduced our planned spending for new restaurant development and the remodeling of restaurants below the requirements in the ADA. In the event we do not meet our new restaurant development and/or restaurant remodel requirements in the ADA, BKC may elect to suspend the ADA ROFR. In the case of a suspension of the ADA ROFR by BKC, the ADA ROFR will be suspended until such time that we are in compliance with the terms of the ADA.
Furthermore, we believe there are additional Burger King restaurants in states not subject to the ADA ROFR that could be attractive acquisition candidates, subject to BKC's approval.

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
Restaurant Economics
Selected restaurant operating data for our restaurants is as follows:

	Year Ended
	December 31, 2017	December 30, 2018	December 29, 2019
Average annual sales per restaurant (1)	$1,387,850	$1,449,047	$1,427,815
Average sales transaction	$7.15	$7.37	$7.62
Drive-through sales as a percentage of total sales	67.9%	68.4%	68.2%
Day-part sales percentages:
Breakfast	13.7%	13.5%	13.0%
Lunch	32.3%	31.9%	31.7%
Dinner	20.6%	20.9%	21.5%
Afternoon and late night	33.4%	33.6%	33.8%

(1)	Average annual sales per restaurant are derived by dividing restaurant sales by the average number of restaurants operating during the period on a 52-week basis.
Restaurant Capital Costs
The initial cost of the franchise fee, equipment, seating, signage and other interior costs of a standard new Burger King and Popeyes restaurant currently is approximately $500,000 (which excludes the cost of the land, building and site improvements). In the markets in which we operate, the cost of land generally ranges from $500,000 to $1,200,000 for Burger King restaurants and $500,000 to $1,000,000 for Popeyes restaurants and the cost of building and site improvements generally ranges from $1,000,000 to $1,400,000 for both Burger King and Popeyes restaurants.
With respect to development of freestanding restaurants, if we acquire the land to construct the building, we typically seek to thereafter enter into an arrangement to sell and leaseback the land and building under a long-term lease. Historically, we have been able to acquire and finance many of our locations under such leasing arrangements. Where we are unable to purchase the underlying land, we enter into a long-term lease for the land followed by construction of the building using cash generated from our operations or with borrowings under our Senior Credit Facilities (as defined below).
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
BKC's current image restaurant design draws inspiration from its signature flame-grilled cooking process and incorporates a variety of innovative elements to a backdrop that evokes the warm and welcoming look of the outdoors including corrugated metal, brick, wood and concrete. The cost of remodeling a restaurant to the BKC current image varies depending upon the age and condition of the restaurant and the amount of new equipment needed and can range from $400,000 to $800,000 per restaurant with an average cost of approximately $650,000 per restaurant in 2019. The total cost of a remodel has increased over time due to construction cost increases, the addition of a second drive-thru lane at certain locations and the replacement of certain kitchen equipment at the time of the remodel which is incremental to the cost to upgrade to the BKC current image design. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent and Future Events Affecting our Results of Operations".

Site Selection
We believe that the location of our restaurants is a critical component of each restaurant's success. We evaluate potential new sites on many critical criteria including accessibility, visibility, costs, surrounding traffic patterns, competition and demographic characteristics. Our senior management approves the viability of all acquisition prospects and new sites, based upon analyses prepared by our real estate, financial and operations professionals and to our established return on investment requirement policies.
Seasonality
Our business is moderately seasonal due to regional weather conditions. Due to the location of our restaurants, sales are generally higher during the summer months than during the winter months.

Restaurant Locations
The following table details the locations of our 1,036 Burger King restaurants as of December 29, 2019:

State	Total Restaurants
Alabama	7
Arkansas	9
Georgia	2
Illinois	17
Indiana	93
Kentucky	43
Louisiana	18
Maine	15
Maryland	30
Massachusetts	1
Michigan	53
Mississippi	33
Missouri	1
New Jersey	10
New York	128
North Carolina	161
Ohio	121
Pennsylvania	62
South Carolina	42
Tennessee	109
Vermont	6
Virginia	71
West Virginia	4
Total	1,036

The following table details the locations of our 65 Popeyes restaurants as of December 29, 2019:

State	Total Restaurants
Arkansas	2
Indiana	3
Kentucky	3
Louisiana	5
Mississippi	33
Tennessee	18
Virginia	1
Total	65

Operations
Management Structure
We conduct substantially all of our executive management, finance, marketing and operations support functions from our corporate headquarters in Syracuse, New York. Carrols Restaurant Group is led by our Chief Executive

Officer and President, Daniel T. Accordino, who has over 45 years of Burger King and quick-service restaurant experience at our company.
Operations for our Burger King restaurants are overseen by two Division Vice Presidents and 15 Regional Directors that have an average of over 22 years of Burger King restaurant experience. Our 151 district managers support the Regional Directors in the management of our Burger King restaurants. Operations for our Popeyes restaurants are overseen by a Regional Director and eleven district managers.
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
Training
We maintain a comprehensive training and development program for all of our personnel and provide both classroom and in-restaurant training for our salaried and hourly restaurant personnel. The program emphasizes system-wide operating procedures, food preparation methods, food safety and customer service standards. BKC's and Popeyes training and development programs are also available to us as a franchisee through web access in all of our restaurants.
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
Burger King and Popeyes Franchise Agreements
Each of our Burger King restaurants operates under a separate franchise agreement with BKC. Each of our Popeyes restaurants operates under a separate franchise agreement with PLK. Our franchise agreements with BKC and PLK generally require, among other things, that all restaurants comply with specified design criteria and operate in a prescribed manner, including utilization of a standard menu. In addition, our Burger King franchise agreements generally require that our restaurants conform to BKC's current image and may provide for updating our restaurants during the tenth year of the agreements to conform to such current image, which may require significant expenditures.
These franchise agreements with BKC and PLK generally provide for an initial term of 20 years and currently have an initial franchise fee of $50,000. In the event that we terminate any franchise agreement and close the related BKC restaurant prior to the expiration of its term, we generally are required to pay BKC an amount based on the net present value of the royalty stream that would have been realized by BKC had such franchise agreement not been terminated. Any franchise agreement, including renewals, can be extended at our discretion for an additional 20-year term, with BKC's approval, provided that, among other things, the restaurant meets the current Burger King operating and image standards and that we are not in default under the terms of the franchise agreement. The franchise agreement fee for subsequent renewals is currently $50,000. BKC may terminate any of the franchise agreements if an act of default is committed by us under these agreements and such default is not cured. Defaults under the franchise agreements include, among other things, our failure to operate such Burger King restaurant in accordance with the operating standards and specifications established by BKC (including failure to use equipment, uniforms or decor approved by BKC), our failure to sell products approved or designated by BKC, our failure to pay royalties or advertising and sales promotion contributions as required, our unauthorized sale, transfer or assignment of such franchise agreement or the related restaurant, certain events of bankruptcy or insolvency with respect to us, conduct by us or our employees that has a harmful effect on the Burger King restaurant system, conviction of us or our executive officers for certain indictable offenses, our failure to maintain a responsible credit rating or our acquisition of an interest in any other hamburger restaurant business. At December 29, 2019, we were not in default under any of our franchise agreements with BKC or PLK.
In order to obtain a successor franchise agreement with BKC and PLK, a franchisee is typically required to make capital improvements to the restaurant to bring it up to BKC's or PLK's current image standards. The cost of these improvements may vary widely depending upon the magnitude of the required changes and the degree to which we have made interim improvements to the restaurant. At December 29, 2019, we had 61 Burger King franchise agreements due to expire in 2020, 15 Burger King franchise agreements due to expire in 2021 and 18 Burger King franchise agreements due to expire in 2022. In recent years, the historical costs of improving our Burger King restaurants in connection with franchise renewals generally have ranged from $400,000 to $800,000 per restaurant. The average cost of our remodels in 2019 was approximately $650,000 per restaurant. The cost of remodels can vary depending upon the age and condition of the restaurant and the amount of new equipment needed. The cost of capital improvements made in connection with future franchise agreement renewals may differ substantially from past franchise renewals depending on the current image requirements established from time to time by BKC or PLK.
At December 29, 2019 we had six Popeyes franchise agreements set to expire in 2020, two Popeyes franchise agreements set to expire in 2021 and four Popeyes franchise agreements set to expire in 2022.

We believe that we will be able to satisfy BKC's and PLK's normal franchise agreement renewal criteria. Accordingly, we believe that renewal franchise agreements will be granted on a timely basis by BKC and PLK at the expiration of our existing franchise agreements. Historically, BKC has granted all of our requests for successor franchise agreements. However, there can be no assurance that BKC and PLK will grant these requests in the future.
We evaluate the performance of our Burger King and Popeyes restaurants on an ongoing basis. With respect to franchise renewals, such evaluation depends on many factors, including our assessment of the anticipated future operating results of the subject restaurants and the cost of required capital improvements that we would need to commit for such restaurants. If we determine that a Burger King or Popeyes restaurant is under-performing, or that we do not anticipate an adequate return on the capital investment required to renew the franchise agreement, we may elect to close such restaurant. We may also relocate (offset) a restaurant within its trade area and build a new Burger King or Popeyes restaurant as part of the franchise renewal process. In 2019, we closed 13 Burger King restaurants, including two offset locations. We currently expect to close between 7 to 9 Burger King restaurants in 2020, excluding any relocations of existing restaurants. Our determination to close these restaurants is subject to further evaluation and may change. We may also elect to close additional restaurants in the future.
In addition to the initial franchise fee, we generally pay BKC and PLK a monthly royalty. The royalty rate for new Burger King restaurants and for successor franchise agreements is 4.5% of sales. The royalty rate for new Popeyes restaurants and for successor franchise agreements is 5.0% of sales. Royalty payments for restaurants acquired from other franchisees are based on the terms of existing franchise agreements being acquired, and may be less than 4.5%. Burger King royalties, as a percentage of restaurant sales, was 4.2% in 2019 and 4.3% in both 2018 and 2017. We anticipate our Burger King and Popeyes royalties, as a percentage of restaurant sales, will be approximately 4.3% in 2020 as a result of the terms outlined above. Under the ADA, newly constructed Burger King restaurants will receive a 1% royalty rate reduction for a four year period and certain remodeled restaurants will generally receive a 0.75% royalty rate reduction for a five year period.
We also generally contribute 4% of restaurant sales from our Burger King and Popeyes restaurants to fund BKC's and PLK's national and regional advertising. Under the ADA, newly constructed Burger King restaurants will receive a 3% advertising contribution deduction for four years and on certain remodeled restaurants, excluding upgrades, will generally receive a 0.75% advertising contribution reduction for a five year period. BKC and PLK engage in substantial national and regional advertising and promotional activities and other efforts to maintain and enhance both brands. From time to time we supplement BKC's marketing with our own local advertising and promotional campaigns. See “Advertising, Products and Promotion” below.
Our franchise agreements with BKC and PLK do not give us exclusive rights to operate Burger King restaurants in any defined territory. Although we believe that BKC generally seeks to ensure that newly granted franchises do not materially adversely affect the operations of existing Burger King restaurants, we cannot assure you that franchises granted by BKC to third parties will not adversely affect any Burger King restaurants that we operate.
Advertising, Products and Promotion
BKC's marketing strategy is characterized by its HAVE IT YOUR WAY® service, TASTE IS KING® tag line, flame grilling, generous portions and competitive prices. Burger King restaurants feature flame-grilled hamburgers, the most popular of which is the Whopper® sandwich, a large, flame-grilled hamburger garnished with mayonnaise, lettuce, onions, pickles and tomatoes. The basic menu of all Burger King restaurants also includes a variety of hamburgers, chicken and other specialty sandwiches, french fries, onion rings, soft drinks, salads, breakfast items, snacks, and other offerings. BKC and its franchisees have historically spent between 4% and 5% of their respective sales on marketing, advertising and promotion to sustain high brand awareness. BKC's marketing initiatives are designed to reach a diverse consumer base and BKC has continued to introduce a number of new and enhanced products to broaden menu offerings and drive customer traffic in all day parts.
BKC's and PLK's advertising programs consist of national campaigns supplemented by local advertising. BKC's and PLK's advertising campaigns are generally carried on television, radio and in circulated print media (national and regional newspapers and magazines). As a percentage of our restaurant sales advertising expense was 4.0% in 2019, 4.1% in 2018 and 4.1% in 2017. For 2020 we expect total advertising expense to be approximately 3.9% of total restaurant sales.

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
Suppliers
We are a member of a national purchasing cooperative, Restaurant Services, Inc., which we refer to as "RSI", created for the Burger King system. RSI is a non-profit independent purchasing cooperative that is responsible for sourcing our products and related supplies and managing relationships with approved distributors for the Burger King system. We use our purchasing power to negotiate directly with certain other vendors, to obtain favorable pricing and terms for supplying our restaurants. For our Burger King restaurants, we are required to purchase all of our foodstuffs, paper goods and packaging materials from BKC-approved suppliers at prices negotiated by RSI. We currently utilize mostly three distributors, Maines Paper & Food Service, Inc., McLane Company Inc., and Reinhart Food Service L.L.C., to supply our Burger King restaurants with the majority of our foodstuffs. As of December 29, 2019, such distributors supplied 39%, 28% and 28%, respectively, of our Burger King restaurants.
For our Popeyes restaurants we are a member of a national purchasing cooperative, Supply Management Services, Inc. ("SMS"). SMS is a non-profit independent purchasing cooperative that is responsible for sourcing certain of our products and managing relationships with approved distributors for the Popeyes system. Poyeyes utilizes five distributors, two for poultry products and three for all other products. For our Popeyes restaurants, one distributor, Tyson Foods, supplies 75% of our poultry products. One distributor, Customized Distribution Services, Inc. supplies 61 of our Popeyes restaurants with all non- poultry products.
We may purchase non-food items, such as kitchen utensils, equipment maintenance tools and other supplies, from any suitable source so long as such items meet BKC and PLK product uniformity standards. All BKC-approved and PLK-approved distributors are required to purchase foodstuffs and supplies from BKC-approved and PLK-approved manufacturers and purveyors. BKC and PLK are each responsible for monitoring quality control and supervision of the applicable manufacturers and conducts regular visits to observe the preparation of foodstuffs, and to perform various tests to ensure that only quality foodstuffs are sold to its approved suppliers. In addition, BKC and PLK coordinate and supervise audits of approved suppliers and distributors to determine continuing product specification compliance and to ensure that manufacturing plant and distribution center standards are met. Although we believe that we have alternative sources of supply available to our restaurants, in the event any distributor or supplier for our restaurants was unable to service us, this could lead to a disruption of service or supply at our restaurants until a new distributor or supplier is engaged, which could have an adverse effect on our business.
Quality Assurance
Our operational focus is closely monitored to achieve a high level of customer satisfaction based on product quality, speed of service, order accuracy and quality of service. Our senior management and restaurant management staffs are principally responsible for ensuring compliance with BKC's and Popeyes required operating procedures. We have uniform operating standards and specifications relating to the quality, preparation and selection of menu items, maintenance and cleanliness of the premises and employee conduct. In order to maintain compliance with these operating standards and specifications, we distribute detailed reports measuring compliance with various customer service standards and objectives to our restaurant operations management team, including feedback obtained directly from our customers through instructions given to them at the point of sale. The customer feedback is monitored by an independent agency and us and consists of evaluations of speed of service, quality of service, quality of our menu items and other operational objectives including the cleanliness of our restaurants. We also have our own staff that handle customer inquiries and complaints. The level of customer satisfaction is a key metric in our restaurant-level incentive bonus plans.
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
Trademarks
As a franchisee of Burger King and Popeyes, we also have contractual rights to use certain trademarks, service marks and other intellectual property relating to the Burger King and Popeyes concepts. We have no proprietary intellectual property other than the Carrols logo and trademark.
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
The Patient Protection and Affordable Care Act (the “Act”) required businesses employing fifty or more full-time equivalent employees to offer health care benefits to those full-time employees or be subject to an annual penalty. Those benefits must be provided under a health care plan which provides a certain minimum scope of health care services. The Act also limits the portion of the cost of the benefits which we can require employees to pay. Based on our enrollment history to date, approximately 14% of our approximately 3,500 eligible hourly employees have opted for coverage under our medical plan.
We are also subject to various federal, state and local environmental laws, rules and regulations. We believe that we conduct our operations in substantial compliance with applicable environmental laws and regulations. Our costs for compliance with environmental laws or regulations have not had a material adverse effect on our results of operations, cash flows or financial condition in the past.
Industry and Competition
The Restaurant Market. Restaurant sales historically have closely tracked several macroeconomic indicators and we believe that “away-from-home” food consumption will increase due to these trends in recent years. Historically, unemployment has been inversely related to restaurant sales and, as the unemployment rate decreases and disposable income increases, restaurant sales have increased. According to the U.S. Department of Agriculture, through October 2019 food away from home dollars exceeded at-home dining, with 51.9% of nominal food dollars spent on food away from home and with total expenditures increasing 4.6% from the same period in 2018.
Quick-Service Restaurants. We operate in the hamburger and chicken categories of the quick-service restaurant segments of the restaurant industry. Quick-service restaurants are distinguished by high speed of service and efficiency, convenience, limited menu and service, and value pricing. According to Nation's Restaurant News, 2018 U.S. foodservice sales for the Top 200 restaurant chains increased 3.6% from 2017 to $302.2 billion. Of this amount, the hamburger category represented $85.4 billion, or 28.3%, making it the largest category of the quick-service segment.
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
are the most important competitive factors in the quick-service restaurant segment and that our restaurants effectively compete in each category. We believe our largest competitors for our Burger King restaurants are McDonald's and Wendy's and the largest competitors for our Popeyes restaurants are KFC and Chik-fil-A.
Employees
As of December 29, 2019, we employed approximately 31,500 persons of which approximately 200 were administrative personnel and approximately 31,300 were restaurant operations personnel. None of our employees are unionized or covered by collective bargaining agreements. We believe that our overall relations with our employees are good.

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
The restaurant industry is highly competitive. In each of our markets, our restaurants compete with a large number of national and regional restaurant chains, as well as locally owned restaurants, offering low and medium-priced fare. We also compete with other convenience stores, delicatessens and prepared food counters in grocery stores, supermarkets, cafeterias and other purveyors of moderately priced and quickly prepared food. We believe our largest competitors for our Burger King restaurants are McDonald’s and Wendy’s restaurants and the largest competitors for our Popeyes restaurants are KFC and Chick-fil-A.

Due to competitive conditions, we, as well as certain of the other major quick-service restaurant chains, have offered select food items and combination meals at discounted prices. These pricing and marketing strategies have had, and in the future may have, a negative impact on our sales discounts and earnings.
Factors applicable to the quick-service restaurant segment may adversely affect our results of operations, which may cause a decrease in earnings and revenues.
The quick-service restaurant segment can be materially adversely affected by many factors, including:

•	changes in local, regional or national economic conditions;

•	changes in demographic trends;

•	changes in consumer tastes;

•	changes in traffic patterns;

•	increases in fuel prices and utility costs;

•	consumer concerns about health, diet and nutrition;

•	increases in the number of, and particular locations of, competing restaurants;

•	changes in discretionary consumer spending;

•	inflation;

•	increases in the cost of food, such as beef, chicken, produce and packaging;

•	increased labor costs, including healthcare, unemployment insurance and minimum wage requirements;

•	the availability of experienced management and hourly-paid employees;

•	health concerns such as the recent outbreak of the coronavirus (COVID-19); and

•	regional weather conditions.
We are highly dependent on the Burger King and Popeyes systems and our ability to renew our franchise agreements with BKC and PLK. The failure to renew our franchise agreements or Burger King's or Popeyes' failure to compete effectively would materially adversely affect our results of operations.
Due to the nature of franchising and our agreements with BKC and PLK, our success is, to a large extent, directly related to the success of the Burger King and Popeyes system including their financial condition, advertising programs, product development, overall quality of operations and the successful and consistent operation of Burger King and Popeyes restaurants owned by other franchisees. We cannot assure you that Burger King or Popeyes restaurants will be able to compete effectively with other restaurants. As a result, any failure of the Burger King or Popeyes franchise systems to compete effectively would likely have a material adverse effect on our operating results.
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
Additionally, as a franchisee, we have no control over the Burger King brand or the Popeyes brand. If BKC and PLK do not adequately protect the Burger King and Popeyes brands and other intellectual property, our competitive position and operating results could be harmed.
Our strategy includes pursuing acquisitions of additional Burger King and Popeyes restaurants and we may not find Burger King restaurants or Popeyes restaurants that are suitable acquisition candidates or successfully operate or integrate any Burger King restaurants or Popeyes restaurants that we may acquire.
As part of our strategy, we intend to selectively pursue the acquisition of additional Burger King and Popeyes restaurants. Pursuant to the ADA, BKC assigned to us its right of first refusal under its franchise agreements with its franchisees to purchase all of the assets of a Burger King restaurant or all or substantially all of the voting stock of the franchisee, whether direct or indirect, on the same terms proposed between such franchisee and a third party purchaser in 16 states as follows: Arkansas, Indiana, Kentucky, Louisiana, Maine, Maryland, Michigan, Mississippi, North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina, Tennessee, Vermont and Virginia (subject to certain exceptions for certain limited geographic areas within certain states) and a limited number of counties in four additional states and granted us franchise pre-approval to acquire Burger King restaurants from Burger King franchisees until we acquire more than 500 Burger King restaurants. In addition, we assumed a development agreement for Popeyes®, which includes a right of first refusal for acquisitions in two southern states.
Competition for acquisition candidates may exist or increase in the future. Consequently, there may be fewer acquisition opportunities available to us at an attractive acquisition price. There can be no assurance that we will be able to identify, acquire, manage or successfully integrate additional restaurants without substantial costs, delays or operational or financial problems. In the event we are able to acquire additional restaurants, the integration and operation of the acquired restaurants may place significant demands on our management, which could adversely affect our ability to manage our existing restaurants. We may be required to obtain additional financing to fund future acquisitions. There can be no assurance that we will be able to obtain additional financing, if necessary, on acceptable terms or at all. Our Senior Credit Facilities contain restrictive covenants that may prevent us from incurring additional debt to acquire additional Burger King or Popeyes restaurants.
The continued assignment of the ADA ROFR is subject to suspension at the discretion of BKC in the event of non-compliance by Carrols LLC with the new restaurant development and restaurant remodel obligations and certain other terms in the ADA. For 2020, we have reduced our planned spending for new restaurant development and the remodeling of restaurants below the requirements in the ADA. In the event we do not meet our new restaurant development and/or restaurant remodel requirements in the ADA, BKC may elect to suspend the ADA ROFR. In the case of a suspension of the ADA ROFR by BKC, any benefits available to us from the ADA may be suspended until such time that we are in compliance with the terms of the ADA.
We could be adversely affected by health concerns such as the current outbreak of the coronavirus(COVID-19), food-borne illnesses, as well as widespread negative publicity regarding food quality, illness, injury or other health concerns.
Negative publicity about food quality, illness and injury or other health concerns (including health implications of obesity) or similar issues stemming from one restaurant or a number of restaurants could materially adversely affect us, regardless of whether they pertain to our own restaurants, other Burger King and Popeyes restaurants or to restaurants owned or operated by other companies. For example, health concerns about the consumption of beef, chicken or eggs or by specific events such as the outbreak of “mad cow” or “swine flu” diseases either domestically or internationally could lead to changes in consumer preferences, reduce consumption of our products and adversely affect our financial performance. These events could also reduce available supply or significantly raise the price of beef, chicken or eggs.
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
Additionally, the United States and other countries have experienced, or may experience in the future, outbreaks of viruses, such as the current outbreak of the coronavirus(COVID-19), norovirus, Avian Flu or “SARS,” or H1N1. If a virus is transmitted by human contact, our employees or customers may become infected, or may choose, or be advised, to avoid gathering in public places, any of which may adversely affect our restaurant customer traffic and our ability to adequately staff our restaurants, receive deliveries on a timely basis or perform functions at the corporate level. We also may be adversely affected if jurisdictions in which we have restaurants impose mandatory closures, seek voluntary closures or impose restrictions on operations. Even if such measures are not implemented and a virus or other disease does not spread significantly, the perceived risk of infection or significant health risk may adversely affect our business.
A health pandemic (such as the coronavirus(COVID-19)) is a disease outbreak that spreads rapidly and widely by infection and affects many individuals in an area or population at the same time. Our restaurants are places where people can gather together for human connection. Customers might avoid public gathering places in the event of a health pandemic, and local, regional or national governments might limit or ban public gatherings to halt or delay the spread of disease. The impact of a health pandemic on us might be disproportionately greater than on other quick-service concepts that have lower customer traffic and that depend less on the gathering of people.
We may experience difficulties in integrating restaurants acquired by us into our existing business.
The acquisition of a significant number of restaurants involves the integration of those acquired restaurants with our existing business. The difficulties of integration include:

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
Achieving the anticipated benefits of the acquisition of additional restaurants will depend in part upon whether we can integrate any acquired restaurants in an efficient and effective manner. We may not accomplish this integration process smoothly or successfully. If management is unable to successfully integrate acquired restaurants, the anticipated financial contribution of the acquisition may not be realized.
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
The Cambridge Acquisition involved the integration of two companies that have previously operated independently. We expect the combined companies to result in financial and operational benefits, including increased cost savings and other financial and operating benefits. There can be no assurance, however, regarding when or the extent to which the combined companies will be able to realize these increased cost savings or benefits. The companies have integrated or, in some cases, replaced numerous systems, including those involving restaurant-level operational data, purchasing, accounting and finance, sales, billing, employee benefits, payroll and regulatory compliance information, many of which were dissimilar. In 2020, the management of the restaurants acquired in 2019 will continue to include training for restaurant-level managers and team members to best utilize these integrated systems to improve operating results. The lack of effectiveness of utilizing the integrated systems and processes could have a material adverse effect on the combined companies and the market price of our common stock.
We may incur significant liability or reputational harm if claims are brought against us or the Burger King and Popeyes brands.
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
We obtain a significant portion of our revenues from the sale of hamburgers, fried chicken and various types of sandwiches. If consumer preferences for these types of foods change, it could have a material adverse effect on our operating results. The quick-service restaurant segment is characterized by the frequent introduction of new products, often supported by substantial promotional campaigns, and is subject to changing consumer preferences, tastes, and eating and purchasing habits. Our success depends on BKC’s and PLK's ability to anticipate and respond to changing consumer preferences, tastes and dining and purchasing habits, as well as other factors affecting the restaurant industry, including new market entrants and demographic changes. BKC or PLK may be forced to make changes to our menu items in order to respond to changes in consumer tastes or dining patterns, and we may lose customers who do not prefer the new menu items. In recent years, numerous companies in the quick-service restaurant segments have introduced products positioned to capitalize on the growing consumer preference for food products that are, or are perceived to be, promoting good health, nutritious, low in calories, low in fat content or plant-based. If BKC or PLK does not continually develop and successfully introduce new menu offerings that appeal to changing consumer preferences or if the Burger King and Popeyes franchise systems do not timely develop new products, our operating results could suffer. In addition, any significant event that adversely affects consumption of our products, such as cost, changing tastes or health concerns, could adversely affect our financial performance.
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
We are a member of a national purchasing cooperative, Restaurant Services, Inc., which we refer to as "RSI", created for the Burger King system. RSI is a non-profit independent purchasing cooperative that is responsible for sourcing our products and related supplies and managing relationships with approved distributors for the Burger King system. We use our purchasing power to negotiate directly with certain other vendors, to obtain favorable pricing and terms for supplying our restaurants. For our Burger King restaurants, we are required to purchase all of our foodstuffs, paper goods and packaging materials from BKC-approved suppliers at prices negotiated by RSI. We currently utilize mostly three distributors, Maines Paper & Food Service, Inc., McLane Company Inc., and Reinhart Food Service L.L.C., to supply our Burger King restaurants with the majority of our foodstuffs. As of December 29, 2019, such distributors supplied 39%, 28% and 28%, respectively, of our Burger King restaurants.
For our Popeyes restaurants we are a member of a national purchasing cooperative, Supply Management Services, Inc. ("SMS"). SMS is a non-profit independent purchasing cooperative that is responsible for sourcing certain of our products and and managing relationships with approved distributors for the Popeyes system. Popeyes utilizes five distributors, two for poultry products and three for all other products. For our Popeyes restaurants, one distributor, Tyson Foods, supplies 75% of our poultry products. One distributor, Customized Distribution Services, Inc. supplies 61 of our Popeyes restaurants with all non-poultry products.
In the event any of our distributors or suppliers are unable to service us and we are unable to timely secure alternative sources for product this could lead to a disruption of service until a new distributor or supplier is engaged, which could have an adverse effect on our business and the market price of our common stock.
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
We are subject to the federal labor laws, including the Fair Labor Standards Act, as well as various state and local laws governing such matters as minimum wages, labor relations, workplace safety, citizenship requirements and other working conditions for employees. Federal, state and local laws may also require us to provide paid and unpaid leave, healthcare, sick time or other benefits to our employees. Changes in the law, or penalties associated with any failure on our part to comply with legal requirements, could increase our labor costs or result in additional expense.
Beginning in 2018, certain workers were able to take up to eight weeks (increasing in New York and other areas to twelve weeks in 2021) of employer-provided paid leave for childbirth, care for a seriously ill family member or needs related to a family member’s military deployment. These additional expenses may cause us to raise our prices. In certain geographic areas which cannot absorb such increases, this could have a material adverse effect on our business, financial condition and results of operations. We provide unpaid leave for employees for covered family and medical reasons, including childbirth, to the extent required by the Family and Medical Leave Act of 1993, as amended, and applicable state laws. To the extent we need to hire additional employees or pay overtime to replace such employees on leave, this would be an added expense which could adversely affect our results of operations.
Increases in income tax rates or changes in income tax laws could adversely affect our business, financial condition or results of operations.
Increases in income tax rates in the United States or other changes in income tax laws in any particular jurisdiction could reduce our after-tax income from such jurisdiction and could adversely affect our business, financial condition or results of operations. The United States recently made changes to existing tax laws in the Tax Cuts and Jobs Act (the "Tax Act") which was signed into law on December 22, 2017. Among its many provisions, the Tax Act reduced the U.S. Federal corporate income tax rate from 35% to 21% and imposed limitations on the deductibility of interest and certain other corporate deductions. Additional changes in the U.S. tax regime, including changes in how existing tax laws are interpreted or enforced, could adversely affect our business, financial condition or results of operations.
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
At December 29, 2019, 15% of our restaurants were located in North Carolina, 12% were located in New York, 12% were located in Tennessee, and 25% were located in Indiana, Ohio and Michigan. Therefore, the economic conditions, state and local government regulations, weather conditions or other conditions affecting New York, Tennessee, Indiana, Ohio, Michigan, and North Carolina and other unforeseen events, including terrorism and other regional issues may have a material impact on the success of our restaurants in those locations.
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
The U.S. economy has in the past experienced significant slowdown and volatility due to uncertainties related to availability of credit, difficulties in the banking and financial services sectors, softness in the housing market, diminished market liquidity, falling consumer confidence and high unemployment rates. Our business is dependent to a significant extent on national, regional and local economic conditions, particularly those that affect our guests that frequently patronize our restaurants and the health of surrounding businesses who employ a significant amount of workers. In particular, where our customers’ disposable income is reduced (such as by job losses, credit constraints and higher housing, tax, energy, interest or other costs) or where the perceived wealth of customers has decreased (because of circumstances such as lower residential real estate values, increased foreclosure rates, increased tax rates or other economic disruptions), our restaurants have in the past experienced, and may in the future experience, lower sales and customer traffic as customers choose lower-cost alternatives or other alternatives to dining out. The resulting decrease in our customer traffic or average sales per transaction has had an adverse effect in the past, and could in the future have a material adverse effect, on our business.
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
Our profitability and operating margins are dependent in part on our ability to anticipate and react to changes in food costs. Changes in the price or availability of certain food products could affect our ability to offer broad menu and price offerings to guests and could materially adversely affect our profitability and reputation. The type, variety, quality, source and price of beef, chicken, produce and cheese can be subject to change and also due to factors beyond our control, including weather, governmental regulation, availability and seasonality, each of which may affect our food costs or cause a disruption in our supply. Our food distributors or suppliers may also be affected by higher costs to produce and transport commodities used in our restaurants, higher minimum wage and benefit costs and other expenses that they pass through to their customers, which could result in higher costs for goods and services supplied to us. Although RSI is able to contract for certain food commodities for periods up to one year, the pricing and availability of some commodities used in our operations are not locked in for periods of longer than one week or at all. We do not currently use financial instruments to hedge our risk to market fluctuations in the price of beef, produce and other food products. We may not be able to anticipate and react to changing food costs through menu price adjustments in the future, which could negatively impact our results of operations.

Security breaches of confidential guest information in connection with our electronic processing of credit and debit card transactions may adversely affect our business.
Approximately half of our restaurant sales are by credit or debit cards. Other restaurants and retailers have experienced security breaches in which credit and debit card information of their customers was compromised. We may in the future become subject to lawsuits or other proceedings for purportedly fraudulent transactions arising out of the actual or alleged theft of our guests’ credit or debit card information. Any such claim or proceeding, or any adverse publicity resulting from these allegations, may have a material adverse effect on us and our restaurants.
We depend on information technology and any material failure of that technology could impair our ability to efficiently operate our business.
We rely on information systems across our operations, including, for example, point-of-sale processing in our restaurants, procurement and payment to significant suppliers, collection of cash, and payment of payroll and other financial obligations and various other processes and procedures. Our ability to efficiently manage our business depends significantly on the reliability and capacity of these systems. The failure of these systems to operate effectively, problems with maintenance, upgrading or transitioning to replacement systems or a breach in security of these systems could cause delays in customer service and reduce efficiency in our operations. Significant capital investments might be required to remediate any problems.
Carrols is currently a guarantor under 27 Fiesta Restaurant Group, Inc. ("Fiesta") restaurant property leases and the primary lessee on five Fiesta restaurant property leases, and any default under such property leases by Fiesta may result in substantial liabilities to us.
Fiesta, a former wholly-owned subsidiary of the Company, was spun-off in 2012 to the Company's stockholders. Carrols currently is a guarantor under 27 Fiesta restaurant property leases, of which all except for one are still operating as of December 29, 2019. The Separation and Distribution Agreement, which we refer to as the "separation agreement", dated as of April 24, 2012 and entered into in connection with the spin-off among Carrols, Fiesta and us provides that the parties will cooperate and use their commercially reasonable efforts to obtain the release of such guarantees. Unless and until any such guarantees are released, Fiesta agrees to indemnify Carrols for any losses or liabilities or expenses that it may incur arising from or in connection with any such lease guarantees.
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
Such guarantees may never be released and a new master lease with respect to the five Fiesta properties where Carrols is the primary lessee may never be entered into by Fiesta. Any losses or liabilities that may arise in connection with such guarantees or the master lease where Carrols is not able to receive indemnification from Fiesta may result in substantial liabilities to us and could have a material adverse effect on our business.
Risks Related to Our Common Stock
The market price of our common stock may be highly volatile or may decline regardless of our operating performance.
The trading price of our common stock may fluctuate substantially. The price of our common stock that will prevail in the market may be higher or lower than the price when you acquired our stock, depending on many factors, some of which are beyond our control. Broad market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance. The fluctuations could cause a loss of all or part of an investment in our common stock. Factors that could cause fluctuation in the trading price of our common stock may include, but are not limited to the following:

•	price and volume fluctuations in the overall stock market from time to time;

•	significant volatility in the market price and trading volume of companies generally or restaurant companies;

•	actual or anticipated variations in the earnings or operating results of our company or our competitors;

•	actual or anticipated changes in financial estimates by us or by any securities analysts who might cover our stock or the stock of other companies in our industry;

•	market conditions or trends in our industry and the economy as a whole;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships or divestitures and our ability to complete any such transaction;

•	announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;

•	capital commitments;

•	changes in accounting principles;

•	additions or departures of key personnel;

•	sales of our common stock, including sales of large blocks of our common stock or sales by our directors and officers; and

•	events that affect BKC, PLK or any of our significant suppliers discussed above.
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
At December 29, 2019, our executive officers, directors, BKC and Blue Holdco 1, LLC (collectively the "BKC Stockholders"), and Cambridge together beneficially own approximately 43.7% of our common stock, giving effect to the conversion of the Series B Convertible Preferred Stock issued to BKC Stockholders. As a result, our executive officers, directors, affiliates of RBI and Cambridge, if they act as a group, will be able to significantly influence matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions such as mergers and acquisitions. The directors will have the authority to make decisions affecting our capital structure, including the issuance of additional debt and the declaration of dividends. Each of the BKC Stockholders and Cambridge may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of us that other stockholders may view as beneficial, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately depress the market price of our common stock.
We do not expect to pay any cash dividends for the foreseeable future, and our Senior Credit Facilities limit our ability to pay dividends to our stockholders.
We do not anticipate that we will pay any cash dividends to holders of our common stock in the foreseeable future. The absence of a dividend on our common stock may increase the volatility of the market price of our common stock or make it more likely that the market price of our common stock will decrease in the event of adverse economic conditions or adverse developments affecting our company. Additionally, our Senior Credit Facilities limit, and the debt instruments that we may enter into in the future may limit our ability to pay dividends to our stockholders.
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

•	establish advance notice requirements for stockholder nominations for election to our board or for proposing matters that can be acted upon by stockholders at stockholder meetings;

•	divide our board into three classes of directors, with each class serving a staggered 3-year term, which generally increases the difficulty of replacing a majority of the directors;

•	provide that directors only may be removed for cause by a supermajority of our stockholders; and

•
require that any action required or permitted to be taken by our stockholders must be effected at a duly called annual or special meeting of stockholders and may not be effected by any consent in writing.

Risks Related to Our Indebtedness
Our substantial indebtedness could adversely affect our financial condition.
As of December 29, 2019 we had $472.3 million of total indebtedness outstanding consisting of $422.9 million Term Loan B borrowings under our Senior Credit Facilities, $45.8 million of revolving credit borrowings under our Senior Credit Facilities, $1.2 million of lease financing obligations and $2.5 million of finance lease liabilities. As of December 29, 2019 we had $57.6 million of revolving borrowing availability under our Senior Credit Facilities (after reserving $11.6 million for letters of credit issued under the Senior Credit Facilities, which included amounts for anticipated claims from our renewals of workers' compensation and other insurance policies). On February 24, 2020, $70.8 million of revolving credit borrowings and $11.7 million of letters of credit were outstanding on our Revolving Credit Facility and we had revolving borrowing availability of $32.5 million.
As a result of our substantial indebtedness, a significant portion of our operating cash flow will be required to make payments of interest and principal on our outstanding indebtedness, and we may not generate sufficient cash flow from operations, or have future borrowings available under our Senior Credit Facilities, to enable us to repay our indebtedness, including the Term Loan B borrowings, or to fund other liquidity needs.

Our substantial indebtedness could have important consequences to our stockholders. For example, it could:

•	make it more difficult for us to satisfy our obligations with respect to the Senior Credit Facilities and our other debt;

•	increase our vulnerability to general adverse economic and industry conditions;

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
We expect to use cash flow from operations, our cash balances and revolving credit borrowings under our Senior Credit Facilities to meet our current and future financial obligations, including funding our operations, debt service, possible future acquisitions and capital expenditures (including restaurant remodeling and new restaurant development). Our ability to make these payments depends on our future performance, which will be affected by financial, business, economic and other factors, many of which we cannot control. Our business may not generate sufficient cash flow from operations in the future, which could result in our being unable to repay indebtedness, or to fund other liquidity needs. If we do not have sufficient liquidity, we may be forced to reduce or delay capital expenditures and restaurant acquisitions, sell assets, obtain additional debt or equity capital or restructure or refinance all or a portion of our debt, including our Senior Credit Facilities, on or before maturity. We cannot make any assurances that we will be able to accomplish any of these alternatives on terms acceptable to us, or at all. In addition, the terms of existing or future indebtedness, including the agreements for our Senior Credit Facilities, may limit our ability to pursue any of these alternatives.
Despite current indebtedness levels and restrictive covenants, we may still be able to incur more debt or make certain restricted payments, which could further exacerbate the risks described above.
Although our Senior Credit Facilities contain restrictions on our ability to incur indebtedness, those restrictions are subject to a number of exceptions. We could also consider investments in joint ventures or acquisitions, which may increase our indebtedness. Moreover, although our Senior Credit Facilities contain restrictions on our ability to make restricted payments, including the declaration and payment of dividends, we are able to make such restricted payments under certain circumstances. Adding new debt to current debt levels or making restricted payments could intensify the related risks that we and our subsidiaries now face.
Our Senior Credit Facilities restrict our ability to engage in some business and financial transactions and contain certain other restrictive terms.
Our Senior Credit Facilities restrict our ability in certain circumstances to, among other things:

•	incur additional debt;

•	pay dividends and make other distributions on, redeem or repurchase, capital stock;

•	make investments or other restricted payments;

•	enter into transactions with affiliates;

•	engage in sale and leaseback transactions;

•	sell all, or substantially all, of our assets;

•	create liens on assets to secure debt; or

•	effect a consolidation or merger.
These covenants limit our operational flexibility and could prevent us from taking advantage of business opportunities as they arise, growing our business or competing effectively. In addition, our Senior Credit Facilities may require us to maintain a First Lien Net Ratio (as defined in the Senior Credit Facilities) and satisfy other financial tests. At December 29, 2019, we were in compliance with such covenants. Our ability to meet these such financial ratio and tests can be affected by events beyond our control, and we cannot assure you that we will meet these tests.
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
We may not have the funds necessary to satisfy all of our obligations under our Senior Credit Facilities or other indebtedness in connection with certain change of control events.
Our Senior Credit Facilities provide that certain change of control events constitute an event of default. Such an event of default entitles the lenders thereunder to, among other things, cause all outstanding debt obligations under the Senior Credit Facilities to become due and payable and to proceed against the collateral securing such Senior Credit Facilities. Any event of default or acceleration of the Senior Credit Facilities will likely also cause a default under the terms of our other indebtedness.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
As of December 29, 2019, we owned 13 and leased 1,088 restaurant properties including one restaurant located in a mall shopping center and 31 co-branded locations. In addition, we owned three and leased six non-operating properties as of December 29, 2019, not including six properties under construction that are expected to open as new restaurants in 2020.
We typically enter into leases (including renewal options) ranging from 20 to 40 years. The average remaining term for all leases, including options, was approximately 25.4 years at December 29, 2019. Generally, we have been able to renew leases, upon or prior to their expiration, at the prevailing market rates, although there can be no assurance that this will continue to occur.
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
In addition to the restaurant locations set forth under Item 1. “Business-Restaurant Locations”, we own a building with approximately 25,300 square feet at 968 James Street, Syracuse, New York, which houses our executive offices, most of our administrative operations for our Burger King® restaurants and one of our regional support offices. We also lease eight small regional offices that support the management of our Burger King® restaurants, two offices in Tennessee acquired in the Cambridge Acquisition, and one small administrative office in Syracuse, NY that supports administrative operations.
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
ITEM 4. MINE SAFETY DISCLOSURES
None.
PART II
ITEM  5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on The NASDAQ Global Market under the symbol “TAST”. On March 3, 2020, there were 52,694,010 shares of our common stock outstanding held by 483 holders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our common stock whose shares are held in the names of various securities brokers, dealers, and registered clearing agencies.
We did not pay any cash dividends during the fiscal years 2019 or 2018. We currently intend to continue to retain all available funds to reduce our indebtedness and fund the development and growth of our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future. In addition, we are a holding company and conduct all of our operations through our direct and indirect subsidiaries. As a result, for us to pay dividends, we need to rely on dividends or distributions to us from our direct and indirect subsidiaries. Our Senior Credit Facilities limit, and debt instruments that we and our subsidiaries may enter into in the future may limit, our ability to pay dividends to our stockholders.

Stock Performance Graph
The following graph compares from December 31, 2014 the cumulative total stockholder return on our common stock relative to the cumulative total returns of The NASDAQ Composite Index and a peer group, The S&P SmallCap 600 Restaurants Index. We have elected to use the S&P SmallCap 600 Restaurant Index in compiling our stock performance graph because we believe the S&P SmallCap 600 Restaurant Index represents a comparison to competitors with similar market capitalization as us. The graph assumes an investment of $100 in our common stock and each index on December 31, 2014.

* $100 invested on 12/31/2014 in stock or index, including reinvestment of dividends.

	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
Carrols Restaurant Group, Inc.	$100.00	$153.87	$199.87	$159.24	$128.96	$92.40
NASDAQ Composite	$100.00	$106.96	$116.45	$150.96	$146.67	$200.49
S&P SmallCap 600 Restaurants	$100.00	$84.35	$90.08	$90.09	$94.75	$107.21
Purchases of Equity Securities by the Issuer
On August 2, 2019, our Board of Directors approved a repurchase program under which we may repurchase up to $25 million of our outstanding common stock (the "Repurchase Program"). The authorization became effective on August 2, 2019, and will expire 24 months thereafter, unless terminated earlier by our Board of Directors. Purchases under the Repurchase Program may be made from time to time in open market transactions at prevailing market prices or in privately negotiated transactions (including, without limitation, the use of Rule 10b5-1 plans) in compliance with applicable federal securities laws, including Rule 10b-18 under the Exchange Act. We have no obligation to repurchase stock under the Repurchase Program, and the timing, actual number and value of shares purchased will depend on our stock price, trading volume, general market and economic conditions, and other factors.

The table below reflects shares of common stock we repurchased in fourth quarter of 2019.

		Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet to Be Purchased Under the Plans or Programs

November	Purchased 11/4 through 12/1	270,043	$7.44	270,043	$20,983,417
(1) Shares were repurchased in open market transactions pursuant to the Repurchase Program.

ITEM 6. SELECTED FINANCIAL DATA

Our fiscal years ended January 3, 2016, January 1, 2017, December 31, 2017, December 30, 2018 and December 29, 2019 presented below each include 52 weeks. The fiscal year ended January 3, 2016 presented below includes 53 weeks.
The information in the following table should be read together with our audited consolidated financial statements and accompanying notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.
In 2015, we acquired 55 restaurants from other franchisees in eight separate transactions. During 2016, we acquired 56 restaurants from other franchisees in seven separate transactions and in 2017 we acquired 64 restaurants from other franchisees in three separate transactions. During 2018, we acquired 44 restaurants in four separate transactions. In 2019, we acquired 234 restaurants in three separate transactions. Our consolidated financial information may not be indicative of our future performance.

	Year Ended
	January 3, 2016	January 1, 2017	December 31, 2017	December 30, 2018	December 29, 2019
	(In thousands, except share and per share data)
Statements of operations data:
Revenue:
Restaurant sales	859,004	943,583	1,088,532	1,179,307	1,452,516
Other revenue	—	—	—	—	10,249
Total revenue	859,004	943,583	1,088,532	1,179,307	1,462,765

Costs and expenses:
Cost of sales	240,322	250,112	304,593	326,308	431,969
Restaurant wages and related expenses	267,950	297,766	350,054	382,829	485,278
Restaurant rent expense	58,096	64,814	75,948	81,409	107,147
Other restaurant operating expenses	135,874	148,946	166,786	178,750	227,364
Advertising expense	32,242	41,299	44,677	48,340	58,689
General and administrative (1)(2)	50,515	54,956	60,348	66,587	84,734
Depreciation and amortization	39,845	47,295	54,159	58,468	74,674
Impairment and other lease charges	3,078	2,355	2,827	3,685	3,564
Other expense (income) (3)	(126)	338	(333)	(424)	(1,911)
Total operating expenses	827,796	907,881	1,059,059	1,145,952	1,471,508
Income (loss) from operations	31,208	35,702	29,473	33,355	(8,743)
Interest expense	18,569	18,315	21,710	23,638	27,856
Loss on extinguishment of debt	12,635	—	—	—	7,443
Gain on bargain purchase	—	—	—	(230)	—
Income (loss) before income taxes	4	17,387	7,763	9,947	(44,042)
Provision (benefit) for income taxes	—	(28,085)	604	(157)	(12,123)
Net income (loss)	$4	$45,472	$7,159	$10,104	$(31,919)
Per share data:
Basic and diluted net income (loss) per share:	$0.00	$1.01	$0.16	$0.22	$(0.74)

Weighted average shares used in computing net income (loss) per share:
Basic	34,958,847	35,178,329	35,416,531	35,715,372	43,421,715
Diluted	44,623,251	44,851,345	44,976,514	45,319,971	43,421,715

	Year Ended
	January 3, 2016	January 1, 2017	December 31, 2017	December 30, 2018	December 29, 2019
	(In thousands, except restaurant weekly sales data)
Other financial data:
Net cash provided by operating activities	$70,702	$62,288	$72,783	$80,769	$48,708
Total capital expenditures	56,548	94,099	73,516	75,735	145,601
Net cash used for investing activities	103,429	96,221	108,105	106,894	218,045
Net cash provided by financing activities	33,780	13,661	62,732	727	168,297
Operating Data:
Restaurants (at end of period)	705	753	807	849	1,101
Average number of restaurants	662.1	719.5	784.3	813.9	1,017.3
Average annual sales per restaurant (4)	1,274,372	1,311,516	1,387,850	1,449,047	1,427,815
Adjusted EBITDA (5)	76,737	89,505	91,771	102,990	86,115
Adjusted net income (loss) (5)	13,429	17,860	9,262	14,091	(15,514)
Adjusted Restaurant-Level EBITDA (5)	124,520	140,646	146,837	162,133	156,131
Change in comparable restaurant sales (6)	7.4%	2.3%	5.2%	3.8%	2.2%
Balance sheet data (at end of period):
Total assets	$427,256	$490,115	$581,514	$600,251	$1,751,460
Working capital	(26,259)	(39,231)	(19,514)	(47,461)	(109,540)
Debt:
Senior and senior subordinated debt	200,000	213,500	275,000	275,000	468,625
Finance leases	8,006	7,039	5,681	3,941	2,524
Lease financing obligations	1,203	3,020	1,203	1,201	1,198
Total debt	$209,209	$223,559	$281,884	$280,142	$472,347
Stockholders’ equity	$107,999	$154,656	$169,060	$185,540	$309,462

	Year Ended
	January 3, 2016	January 1, 2017	December 31, 2017	December 30, 2018	December 29, 2019
	(In thousands, except per share data)
Reconciliation of EBITDA and Adjusted EBITDA (5):
Net income (loss)	$4	$45,472	$7,159	$10,104	$(31,919)
Provision (benefit) for income taxes	—	(28,085)	604	(157)	(12,123)
Interest expense	18,569	18,315	21,710	23,638	27,856
Depreciation and amortization	39,845	47,295	54,159	58,468	74,674
EBITDA	58,418	82,997	83,632	92,053	58,488
Impairment and other lease charges	3,078	2,355	2,827	3,685	3,564
Acquisition and integration costs (7)	1,168	1,853	1,793	1,445	10,827
Pre-opening costs	—	—	363	462	1,449
Other income, net (3)	—	(1,603)	(362)	(424)	(1,911)
Litigation settlement (3)	—	1,850	—	—	—
Litigation costs (8)	—	—	—	187	502
Stock compensation expense	1,438	2,053	3,518	5,812	5,753
Gain on bargain purchase	—	—	—	(230)	—
Loss on extinguishment of debt	12,635	—	—	—	7,443
Adjusted EBITDA	$76,737	$89,505	$91,771	$102,990	$86,115

	Year Ended
	January 3, 2016	January 1, 2017	December 31, 2017	December 30, 2018	December 29, 2019
Reconciliation of Adjusted Restaurant-Level EBITDA (5):
Income (loss) from operations	$31,208	$35,702	$29,473	$33,355	$(8,743)
Add:
General and administrative expenses	50,515	54,956	60,348	66,587	84,734
Restaurant integration costs	—	—	—	—	2,364
Pre-opening costs	—	—	363	462	1,449
Depreciation and amortization	39,845	47,295	54,159	58,468	74,674
Impairment and other lease charges	3,078	2,355	2,827	3,685	3,564
Other expense (income), net (3)	(126)	338	(333)	(424)	(1,911)
Adjusted Restaurant-Level EBITDA	$124,520	$140,646	$146,837	$162,133	$156,131

	Year Ended
	January 3, 2016	January 1, 2017	December 31, 2017	December 30, 2018	December 29, 2019
Reconciliation of Adjusted net income (loss) (5):
Net income (loss)	$4	$45,472	$7,159	$10,104	$(31,919)
Add:
Loss on extinguishment of debt	12,635	—	—	—	7,443
Impairment and other lease charges	3,078	2,355	2,827	3,685	3,564
Acquisition and integration costs (7)	1,168	1,853	1,793	1,445	10,827
Pre-opening costs	—	—	363	462	1,449
Other income, net (3)	—	(1,603)	(362)	(424)	(1,911)
Gain on bargain purchase	—	—	—	(230)	—
Litigation settlement (3)	—	1,850	—	—	—
Litigation costs (8)	—	—	—	187	502
Income tax effect of above adjustments (9)	(6,415)	(1,693)	(1,756)	(1,138)	(5,469)
Adjustments to income tax benefit (10)	2,959	(30,374)	(762)	—	—
Adjusted net income (loss)	$13,429	$17,860	$9,262	$14,091	$(15,514)
Adjusted diluted net income (loss) per share (11)	$0.30	$0.40	$0.21	$0.31	$(0.36)
(1) Acquisition costs of $1.2 million, $1.9 million, $1.8 million, $1.4 million and $8.5 million were included in general and administrative expense for the years ended January 3, 2016, January 1, 2017, December 31, 2017, December 30, 2018 and December 29, 2019, respectively.

(2)
General and administrative expenses include stock-based compensation expense for the years ended January 3, 2016, January 1, 2017, December 31, 2017, December 30, 2018 and December 29, 2019 of $1.4 million, $2.1 million, $3.5 million,$5.8 million and $5.8 million respectively.

(3)
In fiscal 2019, the Company recorded, among other things, a $1.9 million gain related to a settlement with BKC for the approval of new restaurant development by other franchisees which unfavorably impacted our restaurants. In fiscal 2018 and 2017, the Company recorded net gains of $0.4 million and $0.3 million, respectively, primarily related to insurance recoveries from fires at two restaurants. In fiscal 2016, the Company recorded gains of $1.2 million related to property insurance recoveries from fires at two restaurants, a gain of $0.5 million related to a settlement for a partial condemnation on one of its operating restaurant properties and expense of $1.85 million related to a settlement of litigation.

(4)	Average annual sales per restaurant are derived by dividing restaurant sales by the average number of restaurants operating during the period.

(5)
EBITDA, Adjusted EBITDA, Restaurant-Level EBITDA and Adjusted net income (loss) are non-GAAP financial measures. EBITDA represents net income or loss before income taxes, interest expense and depreciation and amortization. Adjusted EBITDA represents EBITDA as adjusted to exclude impairment and other lease charges, acquisition and integration costs, stock compensation expense, pre-opening costs, gain on bargain purchase, loss on extinguishment of debt and other income or expense. Adjusted Restaurant-Level EBITDA represents income or loss from operations adjusted to exclude general and administrative expenses, restaurant integration costs, pre-opening costs, depreciation and amortization, impairment and other lease charges, and other income or expense. Adjusted net income (loss) represents net income or loss as adjusted to exclude loss on extinguishment of debt, impairment and other lease charges, acquisition and integration costs, pre-opening expense gain on bargain purchase, litigation costs, legal settlement gains and other income or expense, the related income tax effect of these adjustments and the establishment or reversal of a valuation allowance on our net deferred income tax assets.
We are presenting Adjusted EBITDA, Adjusted Restaurant-Level EBITDA and Adjusted net income (loss) because we believe that they provide a more meaningful comparison than EBITDA and net income or loss of our core business operating results, as well as with those of other similar companies. Additionally, we present Adjusted Restaurant-Level EBITDA because it excludes the impact of general and administrative expenses and other income or expense, which are not directly related to restaurant-level operations. Management believes that Adjusted EBITDA and Adjusted Restaurant-Level EBITDA, when viewed with our results of operations in accordance with GAAP and the accompanying reconciliations, provide useful information about operating performance and period-over-period growth, and provide additional information that is useful for evaluating the operating performance of our core business without regard to potential distortions. Additionally, management believes that Adjusted EBITDA and Adjusted Restaurant-Level EBITDA permit investors to gain an understanding of the factors and trends affecting our ongoing cash earnings, from which capital investments are made and debt is serviced.
However, EBITDA, Adjusted EBITDA, Adjusted Restaurant-Level EBITDA and Adjusted net income (loss) are not measures of financial performance or liquidity under GAAP and, accordingly, should not be considered as alternatives to net income or loss, income or loss from operations or cash flow from operating activities as indicators of operating performance or liquidity. Also, these measures may not be comparable to similarly titled captions of other companies.
EBITDA, Adjusted EBITDA, Adjusted Restaurant-Level EBITDA and Adjusted net income (loss) have important limitations as analytical tools. These limitations include the following:

•
EBITDA, Adjusted EBITDA and Adjusted Restaurant-Level EBITDA do not reflect our capital expenditures, future requirements for capital expenditures or contractual commitments to purchase capital equipment;

•	EBITDA, Adjusted EBITDA and Adjusted Restaurant-Level EBITDA do not reflect the interest expense or the cash requirements necessary to service principal or interest payments on our debt;

•
Although depreciation and amortization are non-cash charges, the assets that we currently depreciate and amortize will likely have to be replaced in the future, and EBITDA, Adjusted EBITDA and Adjusted Restaurant-Level EBITDA do not reflect the cash required to fund such replacements; and

•
EBITDA, Adjusted EBITDA, Adjusted Restaurant-Level EBITDA and Adjusted net income (loss) do not reflect the effect of earnings or charges resulting from matters that our management does not consider to be indicative of our ongoing operations. However, some of these charges (such as impairment and other lease charges and acquisition and integration costs) have recurred and may reoccur.

(6)
Restaurants we acquire are included in comparable restaurant sales after they have been operated by us for 12 months. Sales from restaurants we develop are included in comparable sales after they have been open for 15 months. Comparable restaurant sales are on a 53-week basis for the year ended January 3, 2016.

(7)
Acquisition and integration costs for the periods presented include certain legal and professional fees, corporate payroll, and other costs related to the integration of acquisitions and one-time repair and other operating costs which are included in Adjusted Restaurant-Level EBITDA.

(8)	Litigation costs in fiscal 2019 and fiscal 2018 are legal costs pertaining to an ongoing lawsuit with one of our former vendors.

(9)
The income tax effect related to all adjustments, other than the deferred income tax valuation allowance provision (benefit), was calculated using an incremental income tax rate of 25% in fiscal 2019, 22.2% in fiscal 2018 and 38% in all other years presented.

(10)
The benefit for income taxes in fiscal 2019 contains discrete tax adjustments of $0.5 million of income tax expense. The benefit for income taxes in fiscal 2018 contains net discrete tax adjustments of $0.1 million of income tax expense. The provision for income taxes in fiscal 2017 contains a $0.8 million discrete tax benefit recorded in the fourth quarter to remeasure our net deferred taxes due to the lowering of the Federal income tax rate to 21% under the Tax Cuts and Jobs Act signed into law in the fourth quarter of 2017. The benefit for income taxes in fiscal 2016 reflects a $30.4 million income tax benefit recorded in the fourth quarter of 2016 to reverse the previously recorded valuation allowance on net deferred income tax assets as well as the full year deferred income tax provision of $2.3 million which was recorded in the fourth quarter of 2016. For comparability, when presenting 2016 Adjusted net income, the provision (benefit) for income taxes for each respective period is adjusted as if such valuation allowance had been reversed prior to 2016.

(11)	Adjusted diluted net income (loss) per share is calculated based on Adjusted net income (loss) and the dilutive weighted average common shares outstanding for each respective period.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our fiscal years consist of 52 or 53 weeks ending on the Sunday closest to December 31. The fiscal years ended December 29, 2019, December 30, 2018 and December 31, 2017 each contained 52 weeks.
Introduction
We are a holding company and conduct all of our operations through our direct and indirect subsidiaries, Carrols, Carrols LLC, New CFH, LLC and its direct and indirect subsidiaries and Republic Foods, Inc., and have no assets other than the shares of capital stock of Carrols and New CFH, LLC, our direct wholly-owned subsidiaries. The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) is written to help the reader understand our company. The MD&A is provided as a supplement to, and should be read in conjunction with, our Consolidated Financial Statements and the accompanying consolidated financial statement footnotes appearing elsewhere in this Annual Report on Form 10-K. The overview provides our perspective on the individual sections of MD&A, which include the following:
Company Overview—a general description of our business and our key financial measures.
Recent and Future Events Affecting Our Results of Operations—a description of recent events that affect, and future events that may affect, our results of operations.
Results of Operations—an analysis of our consolidated results of operations for the years ended December 29, 2019, December 30, 2018 and December 31, 2017 including a review of the material items and known trends and uncertainties.
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
Company Overview
We are one of the largest restaurant companies in the United States and have been operating restaurants for more than 55 years. We are the largest Burger King® franchisee in the United States, based on number of restaurants, and have operated Burger King restaurants since 1976. As of December 29, 2019, our restaurant operations consisted of 1,036 franchised Burger King restaurants in 23 states and 65 Popeyes restaurants in 7 states that were acquired in 2019.
During the year ended December 29, 2019, we acquired 179 Burger King® restaurants and 55 Popeyes restaurants in three separate transactions which we refer to as the "2019 acquired restaurants". During the year ended December 30, 2018, we acquired 44 Burger King® restaurants in four separate transactions, which we refer to as the "2018 acquired restaurants," and during the year ended December 31, 2017, we acquired 64 Burger King® restaurants in three separate transactions.
The following is an overview of the key financial measures discussed in our results of operations:

•
Restaurant sales consist of food and beverage sales at our restaurants, net of sales discounts and excluding sales tax collected. Restaurant sales are influenced by changes in comparable restaurant sales, menu price increases, new restaurant development, acquisition of restaurants and the closures of restaurants. Comparable restaurant sales reflect the change in year-over-year sales for a comparable restaurant base. Restaurants we acquire are included in comparable restaurant sales after they have been owned for 12 months and immediately after they re-open following a remodel. Newly developed restaurants are included in comparable restaurant sales after they have been open for 15 months. For comparative purposes, where applicable, the calculation of the changes in comparable restaurant sales is based either on a 53-week or 52-week year.

•
Other revenue consists of fuel sales, food sales and sales of other convenience merchandise and services from the six convenience stores acquired as part of the Cambridge Acquisition. The six convenience stores were closed in the fourth quarter of 2019.

•
Cost of sales consists of food, paper and beverage costs including packaging costs, less purchase discounts and vendor rebates. Cost of sales is generally influenced by changes in commodity costs, the mix of items sold and the level of promotional discounting and the effectiveness of our restaurant-level controls to manage food and paper costs. In 2019 cost of sales also includes lower margin fuel costs, relative to our restaurant cost of sales for the six convenience stores acquired as part of the Cambridge Acquisition.

•
Restaurant wages and related expenses include all restaurant management and hourly productive labor costs and related benefits, employer payroll taxes and restaurant-level bonuses. Payroll and related benefits are subject to inflation, including minimum wage increases and increased costs for health insurance, workers’ compensation insurance and federal and state unemployment insurance.

•
Restaurant rent expense includes base rent and variable rent on our leases characterized as operating leases and, in 2018 and 2017, the amortization of favorable and unfavorable leases, reduced by the amortization of deferred gains on sale-leaseback transactions.

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

•
EBITDA, Adjusted EBITDA, Adjusted Restaurant-Level EBITDA and Adjusted net income. EBITDA, Adjusted EBITDA, Adjusted Restaurant-Level EBITDA and Adjusted net income are non-GAAP financial measures. EBITDA represents net income (loss) before income taxes, interest expense and depreciation and amortization. Adjusted EBITDA represents EBITDA adjusted to exclude impairment and other lease charges, acquisition costs, loss on extinguishment of debt, stock compensation expense and other income or expense. Adjusted Restaurant-Level EBITDA represents income (loss) from operations adjusted to exclude general and administrative expenses, depreciation and amortization, impairment and other lease charges and other income or expense. Adjusted net income represents net income (loss) adjusted to exclude loss on extinguishment of debt, impairment and other lease charges, acquisition costs, pre-opening and litigation costs, legal settlement gains and other income and expense and the related income tax effect of these adjustments.

•
We are presenting Adjusted EBITDA, Adjusted Restaurant-Level EBITDA and Adjusted net income because we believe that they provide a more meaningful comparison than EBITDA and net income of our core business operating results, as well as with those of other similar companies. Additionally, we present Adjusted Restaurant-Level EBITDA because it excludes the impact of general and administrative expenses and other income or expense, which are not directly related to restaurant-level operations. Management believes that Adjusted EBITDA and Adjusted Restaurant-Level EBITDA, when viewed with our results of operations in accordance with GAAP and the accompanying reconciliations on page 48, provide useful information about operating performance and period-over-period growth, and provide additional information that is useful for evaluating the operating performance of our core business without regard to potential distortions. Additionally, management believes that Adjusted EBITDA and Adjusted Restaurant-Level EBITDA permit investors to gain an understanding of the factors and trends affecting our ongoing cash earnings, from which capital investments are made and debt is serviced.

However, EBITDA, Adjusted EBITDA, Adjusted Restaurant-Level EBITDA and Adjusted net income are not measures of financial performance or liquidity under GAAP and, accordingly, should not be considered as alternatives to net income, income from operations or cash flow from operating activities as indicators of operating performance or liquidity. Also, these measures may not be comparable to similarly titled captions of other companies. For the reconciliation between net income to EBITDA, Adjusted EBITDA and Adjusted net income and the reconciliation of income from operations to Adjusted Restaurant-Level EBITDA, see page 48.
EBITDA, Adjusted EBITDA, Adjusted Restaurant-Level EBITDA and Adjusted net income have important limitations as analytical tools. These limitations include the following:

•
EBITDA, Adjusted EBITDA and Adjusted Restaurant-Level EBITDA do not reflect our capital expenditures, future requirements for capital expenditures or contractual commitments to purchase capital equipment;

•	EBITDA, Adjusted EBITDA and Adjusted Restaurant-Level EBITDA do not reflect the interest expense or the cash requirements necessary to service principal or interest payments on our debt;

•
Although depreciation and amortization are non-cash charges, the assets that we currently depreciate and amortize will likely have to be replaced in the future, and EBITDA, Adjusted EBITDA and Adjusted Restaurant-Level EBITDA do not reflect the cash required to fund such replacements; and

•
EBITDA, Adjusted EBITDA, Adjusted Restaurant-Level EBITDA and Adjusted net income do not reflect the effect of earnings or charges resulting from matters that our management does not consider to be indicative of our ongoing operations. However, some of these charges (such as impairment and other lease charges and acquisition costs) have recurred and may reoccur.

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

•
Interest expense consists of interest expense associated with our $425.0 million Term Loan B Facility, amortization of deferred financing costs, amortization of original issue discount, interest on revolving credit borrowings and, through April 30, 2019, interest on the $275.0 million of 8% Senior Secured Second Lien Notes due 2022 (the "8% Notes") and unamortized bond premium.

Recent and Future Events Affecting our Results of Operations
Cambridge Acquisition
On April 30, 2019, we completed the merger with New CFH, LLC, a former subsidiary of Cambridge Franchise Holdings, LLC ("Cambridge") and acquired 165 Burger King® restaurants, 55 Popeyes® restaurants and six convenience stores (the "Cambridge Acquisition"). Cambridge received a total of approximately 14.9 million shares of our common stock, after conversion of the 10,000 shares of Series C Convertible Preferred Stock, initially issued to Cambridge in the Cambridge Acquisition. All shares of common stock issued to Cambridge are subject to a two year restriction on sale or transfer subject to certain limited exceptions.
Area Development and Remodeling Agreement
The Company, Carrols, Carrols LLC, and BKC entered into the ADA which commenced on April 30, 2019 and ends on September 30, 2024, and which superseded the Operating Agreement dated as of May 30, 2012, as amended, between Carrols LLC and BKC. Pursuant to the ADA, BKC assigned to Carrols LLC, for a cost of $3.0 million, the right of first refusal on the sale of franchisee-operated restaurants in 16 states and a limited number of counties in four additional states, and granted franchise pre-approval to acquire Burger King restaurants until the date that we have acquired more than an aggregate of an additional 500 Burger King restaurants excluding those restaurants we acquired in the Cambridge Acquisition ("ADA ROFR").

Carrols LLC agreed to open, build and operate a total of 200 new Burger King restaurants including 32 additional Burger King restaurants by September 30, 2020, 41 additional Burger King restaurants by September 30, 2021, 41 additional Burger King restaurants by September 30, 2022, 40 additional Burger King restaurants by September 30, 2023 and 39 additional Burger King restaurants by September 30, 2024, subject to and in accordance with the terms of the ADA. In addition, Carrols LLC agreed to remodel or upgrade a total of 748 Burger King restaurants to BKC’s Burger King of Tomorrow restaurant image, including 130 additional Burger King restaurants by September 30, 2020, 118 additional Burger King restaurants by September 30, 2021, 131 additional Burger King restaurants by September 30, 2022, 138 additional Burger King restaurants by September 30, 2023 and 141 additional Burger King restaurants by September 30, 2024, subject to and in accordance with the terms of the ADA.
The continued assignment of the ADA ROFR is subject to suspension at the discretion of BKC in the event of non-compliance by Carrols LLC with the new restaurant development and restaurant remodel obligations and certain other terms in the ADA. For 2020, we have reduced our planned spending for new restaurant development and the remodeling of restaurants below the requirements in the ADA. In the event we do not meet our new restaurant development and/or restaurant remodel requirements in the ADA, BKC may elect to suspend the ADA ROFR. In the case of a suspension of the ADA ROFR by BKC, any benefits available to us from the ADA may be suspended until such time that we are in compliance with the terms of the ADA.
BKC agreed to contribute $10 million to $12 million for upgrades of approximately 50 to 60 Burger King restaurants in 2019 and 2020, most of which have already been remodeled to the 20/20 image and where BKC is the landlord on the lease for such Burger King restaurants operated by Carrols LLC or an affiliate. In 2019 we received $10.0 million from BKC under this arrangement.
On October 1 of each year following the commencement date of the Area Development Agreement, Carrols LLC will pay BKC pre-paid franchise fees in the following remaining amounts which will be applied to new Burger King restaurants opened and operated by Carrols LLC; (a) $2,050,000 on October 1, 2020, (b) $2,050,000 on October 1, 2021, (c) $2,000,000 on October 1, 2022 and (d) $1,950,000 on October 1, 2023.
Through the Cambridge Acquisition, we have also assumed a development agreement for Popeyes®, which includes an assignment by PLK of its right of first refusal under its franchise agreements with its franchisees for acquisitions in two southern states, as well as a development commitment to open, build and operate approximately 80 new Popeyes® restaurants over six years.

Restaurant Acquisitions
From the beginning of 2017 through December 29, 2019, we have acquired 342 restaurants from other Burger King and Popeyes franchisees, in the following transactions ($ in thousands):

Closing Date		Number of Restaurants	Purchase Price	Number of Fee-Owned Restaurants	Market Location
2017 Acquisitions:
February 28, 2017		43	$20,366		Cincinnati, Ohio
June 5, 2017	(2)	17	16,355		Baltimore, Maryland and Washington, DC
November 28, 2017		4	1,202		Maine
		64	37,923	—
2018 Acquisitions:
February 13, 2018	(1)	1	—		New York
August 21, 2018	(2)	2	1,666		Detroit, Michigan
September 5, 2018	(2)	31	25,930		Western Virginia
October 2, 2018		10	10,506		South Carolina and Georgia
		44	38,102	—
2019 Acquisitions:
April 30, 2019	(3)	220	259,083	14	Southeastern states, primarily TN, MS, LA
June 11, 2019		13	15,788		Baltimore, Maryland
August 20, 2019	(2)	1	1,108		Pennsylvania
		234	275,979	14
Total		342	$352,004	14

(1)
We recorded a bargain purchase gain because the fair value of assets acquired, largely representing a franchise right asset of $0.3 million, exceeded the total fair value of consideration paid by $0.2 million.

(2)	Acquisitions resulting from the exercise of our ROFR.

(3)	We completed the Cambridge Acquisition and acquired 165 Burger King restaurants and 55 Popeyes restaurants.

The 2019 acquired restaurants included 14 fee-owned properties, of which 6 were subsequently sold in sale-leaseback transactions in 2019 for net proceeds of $8.3 million. All of the 2018 and 2017 acquired restaurants were leased properties.

The pro forma impact on the results of operations for the 2019 acquired restaurants is included below. The pro forma results of operations are not necessarily indicative of the results that would have occurred had the acquisitions been consummated at the beginning of the periods presented, nor are they necessarily indicative of any future consolidated operating results. This pro forma financial information does not give effect to any anticipated synergies, operating efficiencies or cost savings or any transaction costs related to the 2019 acquired restaurants. The following table summarizes certain pro forma financial information related to our 2019 operating results (in thousands):

Year Ended
December 29, 2019
Restaurant sales	$1,568,533
Loss from operations	$(299)
Pro Forma Adjusted EBITDA	$94,139
Capital Expenditures
We expect that our capital expenditures in 2020 will be approximately $70 million to $75 million, which includes approximately 40% for the construction of approximately 12 new restaurants, 35% for required ongoing capital maintenance expenditures and 15% for remodeling existing restaurants.
Proceeds from sale/leaseback transactions related to new restaurant development are expected to be approximately $10 million to $15 million. We will review on an ongoing basis our future development and remodel plans in relation to our available capital resources.
Refinancing of Indebtedness and our Senior Credit Facilities
On April 30, 2019, we entered into a new senior secured credit facility which provides for senior secured credit facilities in an aggregate principal amount of $550.0 million (the "Senior Credit Facilities"), consisting of (i) a term loan B facility in an aggregate principal amount of $425.0 million (the “Term Loan B Facility”), the entire amount of which was borrowed by us on April 30, 2019 and (ii) a revolving credit facility (including a sub-facility of $35.0 million for standby letters of credit) in an aggregate principal amount of $125.0 million (the "Revolving Credit Facility"). Borrowings under the Term Loan B Facility and the Revolving Credit Facility bear interest at a rate per annum, at our option, of (i) the Alternate Base Rate plus the applicable margin of 2.25% or (ii) the LIBOR Rate plus a margin of 3.25% (as defined in the Senior Credit Facilities).
The Term Loan B Facility matures on April 30, 2026 and the Revolving Credit Facility matures on April 30, 2024. We used borrowings under the Term Loan B Facility to (i) refinance our existing indebtedness including redemption of the $275.0 million 8% Notes at a redemption price equal to 102% of the principal amount of such notes plus accrued interest, and (ii) to pay Cambridge's indebtedness at the time of the Cambridge Acquisition and (iii) to pay fees and expenses in connection with the transactions. The proceeds of the Revolving Credit Facility will be used to finance ongoing working capital and for other general corporate purposes of the Company and its subsidiaries, including permitted acquisitions and required expenditures under development agreements.
On December 13, 2019, the Company entered into the First Amendment to Credit Agreement which amended a financial covenant under the Senior Credit Facilities applicable solely with respect to the Revolving Credit Facility that previously required the Company to maintain quarterly a Total Net Leverage Ratio (as defined in the Senior Credit Facilities) of not greater than 4.75 to 1.00 (measured on a most recent four quarter basis), to now require that the Company maintain only a First Lien Leverage Ratio (as defined in the Senior Credit Facilities) of not greater than 5.75 to 1.00 (as measured on a most recent four quarter basis) if, and only if, on the last day of any fiscal quarter (beginning with the fiscal quarter ended December 29, 2019), the sum of the aggregate principal amount of outstanding revolving credit borrowings under the Revolving Credit Facility and the aggregate face amount of letters of credit issued under the Revolving Credit Facility (excluding undrawn letters of credit in an aggregate face amount up to $12.0 million) exceeds 35% of the aggregate amount of the maximum revolving credit borrowings under the Revolving Credit Facility.

The First Amendment also reduced the aggregate maximum revolving credit borrowings under the Revolving Credit Facility by $10.0 million to a total of $115.0 million.
As of December 29, 2019, there were $45.8 million of revolving credit borrowings outstanding and $11.6 million of letters of credit were issued under the Revolving Credit Facility. After reserving for issued letters of credit and outstanding revolving credit borrowings, $57.6 million was available for revolving credit borrowings under the Senior Credit Facilities at December 29, 2019.
Future Restaurant Closures
We evaluate the performance of our restaurants on an ongoing basis including an assessment of the current and future operating results of the restaurant in relation to its cash flow and future occupancy costs, and with regard to franchise agreement renewals, the cost of required capital improvements. We may elect to close restaurants based on these evaluations.
In 2019, excluding two restaurants relocated within its trade area, we closed eleven restaurants. We currently anticipate closing 7 to 9 Burger King restaurants in 2020, excluding any restaurants being relocated within their trade area, at the end of their respective lease term.
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
Effect of Minimum Wage Increases
Certain of the states and municipalities in which we operate have increased their minimum wage rates for 2020 and in many cases have also approved additional increases for future periods. Most notably, New York State has increased the minimum wage applicable to our business to $13.75 an hour in 2020 from $12.75 per hour in 2019 and $11.75 per hour in 2018, with subsequent annual increases reaching $15.00 per hour by July 1, 2021. New York State does have an Urban Youth Credit through 2022 which we have receiving approximately $500,000 per year since 2016. We had 128 restaurants in New York State at December 30, 2019. We also have 46 total restaurants in Illinois and Maryland that also have annual minimum wage increases reaching $15.00 per hour in 2025. We typically attempt to offset the effects of wage inflation, at least in part, through periodic menu price increases. However, no assurance can be given that we will be able to offset these wage increases in the future.
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
During the year ended December 29, 2019, we repurchased in open market transactions 553,112 shares at an average share price of $7.26 for a total cost of $4.0 million under the Repurchase Program. We have no obligation to repurchase additional shares of stock under the Repurchase Program, and the timing, actual number and value of shares purchased will depend on our stock price, trading volume, general market and economic conditions and other factors.

Subsequent Event
We entered into a five year interest rate swap agreement commencing March 3, 2020 and ending February 28, 2025 with a notional amount of $220.0 million to swap variable rate interest payments (one-month LIBOR plus the applicable margin) under our Senior Credit Facilities for fixed interest payments bearing an interest rate of 0.915% plus the applicable margin in our Senior Credit Facilities.

Results of Operations
Fiscal 2019 compared to Fiscal 2018 and to Fiscal 2017
The following table highlights the key components of sales and the number of restaurants in operation for the years ended December 29, 2019, December 30, 2018, and December 31, 2017 (dollars in thousands):

		Year ended
		December 29, 2019	December 30, 2018	December 31, 2017
		(in thousands of dollars)
Restaurant Sales		$1,452,516	$1,179,307	$1,088,532
Change in Comparable Restaurant Sales %		2.2%	3.8%	5.2%

Burger King Restaurants operating at beginning of year		849	807	753
New restaurants opened, including relocations	(1)	21	8	11
Restaurants acquired		179	44	64
Restaurants closed, including relocations	(1)	(13)	(10)	(21)
Restaurants operating at end of year		1,036	849	807

Popeyes Restaurants operating at beginning of year		—	—	—
New restaurants opened, including relocations		10	—	—
Restaurants acquired		55	—	—
Restaurants operating at end of year		65	—	—
(1) New restaurants opened in 2019 and 2018 included two and one restaurant, respectively, that were closed and relocated within their market areas.
Restaurant Sales and Other Revenue. Total restaurant sales in 2019 increased 23.2% to $1,452.5 million from $1,179.3 million in 2018. Comparable restaurant sales increased 2.2% due to an increase in average check of 2.7% partially offset by a decrease in customer traffic of 0.5%. The effect of menu price increases in 2019 was approximately 1.4%. Restaurant sales also increased due to restaurants acquired in 2019 that were not included in our comparable restaurant base which added sales of $153.2 million from acquired Burger King restaurants and $53.9 million from acquired and newly constructed Popeyes restaurants. We also had revenue of $10.2 million from six convenience stores acquired in the Cambridge Acquisition during 2019, not included in restaurant sales above. These stores were closed at the end of 2019. The Company recorded additional sales discounts as a result of combining separate Whopper value meal promotions that reduced restaurant sales by approximately $12.4 million in 2019.
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

Operating Costs and Expenses (percentages stated as a percentage of total restaurant sales unless otherwise noted).
The following table sets forth, for the years ended December 29, 2019, December 30, 2018, and December 31, 2017 selected operating results:

	Year Ended
	December 29, 2019	December 30, 2018	December 31, 2017
Costs and expenses (all restaurants):
Cost of sales	29.7%	27.7%	28.0%
Restaurant wages and related expenses	33.4%	32.5%	32.2%
Restaurant rent expense	7.4%	6.9%	7.0%
Other restaurant operating expenses	15.7%	15.2%	15.3%
Advertising expense	4.0%	4.1%	4.1%
General and administrative expenses	5.8%	5.6%	5.5%
Cost of sales increased to 29.7% in 2019 from 27.7% in 2018 due primarily to higher commodity costs at our Burger King restaurants (1.1%) which included an 8.4% increase in ground beef costs, and higher food costs at the acquired Burger King and Popeyes restaurants acquired in the Cambridge Acquisition, partially offset the favorable impact of menu price increases (0.4%).
Cost of sales decreased to 27.7% in 2018 from 28.0% in 2017 due primarily to the favorable impact of menu price increases (0.8%) and lower commodity costs (0.3%), which included a 4.9% decrease in beef prices compared to the prior year, offset in part by the effect of higher promotional discounting (0.8%).
Restaurant wages and related expenses increased to 33.4% in 2019 from 32.5% in 2018 due primarily to an increase of 5.3% in team member wages at our comparable Burger King restaurants due to minimum wage increases, partially offset by the lower average hourly wage rates at the acquired Burger King restaurants from Cambridge.
Restaurant wages and related expenses increased to 32.5% in 2018 from 32.2% in 2017 due to wage inflation increasing hourly labor rates, including the effect of minimum wage increases.
Restaurant rent expense increased to 7.4% in 2019 from 6.9% in 2018 due to higher rent as a percentage of sales for the Cambridge restaurants acquired in 2019 (0.3%) and elimination in 2019 of the amortization of deferred gains from sale-leaseback transactions as a result of the adoption in 2019 of the new lease accounting standard.
Restaurant rent expense decreased to 6.9% in 2018 from 7.0% in 2017 due primarily to leveraging fixed rentals on the increase in restaurant sales.
Other restaurant operating expenses increased to 15.7% in 2019 from 15.2% in 2018 due primarily to higher credit card fees (0.1%) and higher repair and maintenance and operating supplies at the restaurants acquired from Cambridge (0.2%).
Other restaurant operating expenses decreased slightly to 15.2% in 2018 from 15.3% in 2017 and due primarily to leveraging our fixed operating costs, including utilities and repair and maintenance expense, on higher comparable restaurant sales volumes.
Advertising expense decreased to 4.0% in 2019 from 4.1% in 2018 and 2017 due to advertising incentives received for certain remodeled Burger King restaurants including restaurants acquired from Cambridge.
Adjusted Restaurant-Level EBITDA. As a result of the factors above, Adjusted Restaurant-Level EBITDA decreased $6.0 million to $156.1 million in 2019 from $162.1 million in 2018. Adjusted Restaurant-Level EBITDA was $146.8 million in 2017. For a reconciliation between Adjusted Restaurant-Level EBITDA and income from operations see page 48.

General and Administrative Expenses. General and administrative expenses increased to $84.7 million in 2019 from $66.6 million in 2018 due to additional field management salaries, restaurant manager training and other restaurant oversight costs related to the 2019 acquisitions, and to a lesser extent, the full year effect of restaurants acquired during 2018. We also incurred additional administrative acquisition and integration costs of $7.0 million compared to 2018, primarily related to the Cambridge Acquisition, offset in part by lower administrative bonus accruals of $4.3 million. General and administrative expenses, excluding the additional $7.0 million of administrative acquisition and integration costs above, decreased as a percentage of total restaurant sales, from 5.5% in 2018 to 5.3% in 2019.
General and administrative expenses were $66.6 million in 2018 compared to $60.3 million in 2017 and increased, as a percentage of total restaurant sales, from 5.5% in 2017 to 5.6% in 2018. General and administrative expenses increased in dollars during 2018 from additional field management and restaurant manager training costs related to our acquisitions, growth to support our restaurant development and technology initiatives, an increase in stock-based compensation expense of $2.3 million primarily from stock awards granted in 2018 and an increase of $2.2 million in incentive compensation accruals based on our operating results in relation to our plan in 2018.
Adjusted EBITDA. As a result of the factors above, Adjusted EBITDA decreased to $86.1 million in 2019 from $103.0 million in 2018. Adjusted EBITDA in 2017 was $91.8 million.
For a reconciliation between net income and EBITDA and Adjusted EBITDA see page 48.
Depreciation and Amortization. The increase in depreciation and amortization expense to $74.7 million in 2019 from $58.5 million in 2018 was primarily due to our ongoing new restaurant development, restaurant remodeling initiatives and depreciation and amortization expense related to our acquisitions of restaurants in 2019 and 2018.
Depreciation and amortization expense increased $4.3 million in 2018 from $54.2 in 2017 due to our ongoing new restaurant development, restaurant remodeling initiatives and depreciation and amortization expense related to our acquisitions of restaurants in 2018 and 2017.
Impairment and Other Lease Charges. We recorded impairment and other lease charges of $3.6 million in 2019 consisting of $0.3 million of capital expenditures at previously impaired restaurants, $1.3 million related to initial impairment charges for seven underperforming restaurants, and other lease charges of $1.9 million mostly related to the closing of the six convenience stores acquired in 2019 from Cambridge.
We recorded impairment and other lease charges of $3.7 million in 2018 and included $0.4 million of capital expenditures at previously impaired restaurants, $0.4 million related to initial impairment charges for six underperforming restaurants, $1.9 million related to the write-off of defective product holding unit kitchen equipment that was replaced, losses of $0.8 million associated with sale-leaseback transactions of four restaurant properties, and other lease charges of $0.2 million.
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
Other Income and Expense. In 2019, we recorded other income of $1.9 million which consisted of a $1.9 million gain from a settlement with BKC for their approval of new restaurant development by other franchisees which unfavorably impacted our restaurants, a $0.6 million gain on sale-leaseback transactions, a $0.2 million gain related to insurance recoveries from fire at two of its restaurants and a loss on a disposal of restaurant equipment of $0.8 million.
In 2018 and 2017, we recorded gains of $0.4 million and $0.3 million, respectively, related to insurance recoveries from fires at two restaurants.
Interest Expense. The increase in interest expense to $27.9 million in 2019 from $23.6 million in 2018 and $21.7 million in 2017 is due to a $150.0 million increase in outstanding borrowings under the new Term Loan B Facility from the outstanding amount of the 8.0% Notes and revolving credit borrowings under the new Revolving Credit

Facility in 2019. This increase in the level of indebtedness was offset in part by lower interest rates on borrowings under the Senior Credit Facilities.
The weighted average interest rate on our long-term debt, excluding lease financing obligations, was 6.1% in 2019, 7.9% in 2018 and 7.7% in 2017.
Gain on Bargain Purchase. In 2018, we recorded a $0.2 million gain related to our acquisition of one restaurant as the fair value of assets acquired exceeded the total fair value of consideration paid.
Loss on Extinguishment of Debt. We recognized a loss on extinguishment of debt of $7.4 million in 2019 in connection with the refinancing of 8% Notes. The loss consisted of the write-off of unamortized debt costs, unamortized bond premium and additional redemption fees.
Provision (Benefit) for Income Taxes. The benefit for income taxes for 2019 of $12.1 million is at an effective tax rate of 27.5%, including discrete tax expense items of $0.5 million. The difference compared to the Federal statutory rate for 2019 of 21% is primarily due to the tax benefit of employment tax credits which are not directly related to the amount of pre-tax loss and the tax benefit of state income taxes.
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
Net Income (Loss). As a result of the above, net loss was $31.9 million in 2019, or $0.74 per diluted share, compared to net income of $10.1 million in 2018, or $0.22 per diluted share and net income of $7.2 million in 2017, or $0.16 per diluted share.

Reconciliations of net income (loss) to EBITDA, Adjusted EBITDA and Adjusted net income (loss) and income (loss) from operations to Adjusted Restaurant-Level EBITDA for the years ended December 29, 2019, December 30, 2018, and December 31, 2017 are as follows (in thousands):

	Year Ended
	December 29, 2019	December 30, 2018	December 31, 2017
Reconciliation of EBITDA and Adjusted EBITDA:
Net income (loss)	$(31,919)	$10,104	$7,159
Provision (benefit) for income taxes	(12,123)	(157)	604
Interest expense	27,856	23,638	21,710
Depreciation and amortization	74,674	58,468	54,159
EBITDA	58,488	92,053	83,632
Impairment and other lease charges	3,564	3,685	2,827
Acquisition and integration costs (1)	10,827	1,445	1,793
Pre-opening costs (2)	1,449	462	363
Litigation costs (3)	502	187	—
Other income, net (4)	(1,911)	(424)	(362)
Gain on bargain purchase	—	(230)	—
Stock compensation expense	5,753	5,812	3,518
Loss on extinguishment of debt	7,443	—	—
Adjusted EBITDA	$86,115	$102,990	$91,771

Reconciliation of Adjusted Restaurant-Level EBITDA:
Income (loss) from operations	$(8,743)	$33,355	$29,473
Add:
General and administrative expenses	84,734	66,587	60,348
Restaurant integration costs (1)	2,364	—	—
Pre-opening costs (2)	1,449	462	363
Depreciation and amortization	74,674	58,468	54,159
Impairment and other lease charges	3,564	3,685	2,827
Other income, net (4)	(1,911)	(424)	(333)
Adjusted Restaurant-Level EBITDA	$156,131	$162,133	$146,837

Reconciliation of Adjusted net income (loss):
Net income (loss)	$(31,919)	$10,104	$7,159
Add:
Impairment and other lease charges	3,564	3,685	2,827
Acquisition and integration costs (1)	10,827	1,445	1,793
Pre-opening costs (2)	1,449	462	363
Litigation costs (3)	502	187	—
Gain on bargain purchase	—	(230)	—
Other income, net (4)	(1,911)	(424)	(362)
Loss on extinguishment of debt	7,443	—	—
Income tax effect on above adjustments (5)	(5,469)	(1,138)	(1,756)
Adjustments to income tax benefit (6)	—	—	(762)
Adjusted net income (loss)	$(15,514)	$14,091	$9,262
Adjusted diluted net income (loss) per share (7)	$(0.36)	$0.31	$0.21
Diluted weighted average common shares outstanding	43,422	45,320	44,977

(1)
Acquisition and integration costs for the twelve months ended December 29, 2019 of $10.8 million include certain legal and professional fees; corporate payroll, and other costs related to the integration of the Cambridge Acquisition and one-time repair and other operating costs which are included in Adjusted Restaurant-Level EBITDA.

(2)
Pre-opening costs for the twelve months ended December 29, 2019, December 30, 2018 and December 31, 2017 include training, labor and occupancy costs incurred during the construction of new restaurants.

(3)	Legal costs for the twelve months ended December 29, 2019 and December 30, 2018 include litigation expenses pertaining to an ongoing lawsuit with one of the Company's former vendors.

(4)
Other income, net, for the twelve months ended December 29, 2019, included a $1.9 million gain related to a settlement with BKC for the approval of new restaurant development by other franchisees which unfavorably impacted our restaurants. Other income, net, for the twelve months ended December 30, 2018 and December 31, 2017 each included a $0.4 million gain related to insurance recoveries from fires at our restaurants.

(5)
The income tax effect related to the adjustments to net income (loss) during the periods presented was calculated using an incremental income tax rate of 25% for the twelve months ended December 29, 2019, 22.2% for the twelve months ended December 30, 2018 and 38% for the year ended December 31, 2017.

(6)
The provision (benefit) for income taxes in 2017 reflects a $0.8 million discrete tax benefit recorded in the fourth quarter to to remeasure our net deferred taxes due to the lowering of the Federal income tax rate to 21% under the Tax Cuts and Jobs Act signed into law in the fourth quarter of 2017.

(7)	Adjusted diluted net income (loss) per share is calculated based on Adjusted net income and the diluted weighted average common shares outstanding for the respective periods.

Liquidity and Capital Resources
As is common in the restaurant industry, we maintain relatively low levels of accounts receivable and inventories and receive trade credit based upon negotiated terms for purchasing food products and other supplies. As a result, we may at times maintain current liabilities in excess of current assets, which results in a working capital deficit. We are able to operate with a substantial working capital deficit because:

•	restaurant operations are primarily conducted on a cash basis;

•	rapid turnover results in a limited investment in inventories; and

•	cash from sales is usually received before related liabilities for food, supplies and payroll become due.
Interest payments under our debt obligations, capital expenditures including our remodeling initiatives, payments of royalties and advertising to BKC and Popeyes and payments related to our lease obligations represent significant liquidity requirements for us, as well as any discretionary expenditures for the acquisition or development of additional Burger King and Popeyes restaurants. We believe our cash balances, cash generated from our operations and availability of revolving credit borrowings under our Senior Credit Facilities will provide sufficient cash availability to cover our anticipated working capital needs, capital expenditures and debt service requirements for the next twelve months.
Operating activities. Net cash provided from operating activities for the years ended December 29, 2019, December 30, 2018 and December 31, 2017 was $48.7 million, $80.8 million and $72.8 million, respectively. Net cash provided by operating activities in 2019 decreased by $32.1 million compared to 2018 due primarily to a reduction of Adjusted EBITDA of $16.9 million, an increase in deferred income tax liabilities of $11.5 million and a change in operating right-of use assets and operating lease liabilities of $4.0 million.
Net cash provided from operating activities in 2018 increased by $8.0 million compared to 2017 due primarily to higher net income and an increase in depreciation expense.
Investing activities. Net cash used for investing activities from continuing operations for the years ended December 29, 2019, December 30, 2018 and December 31, 2017 was $218.0 million, $106.9 million and $108.1 million, respectively. In 2019, in addition to our capital expenditures of $145.6 million, we completed the Cambridge Acquisition which included approximately $113.8 million for retirement of the Cambridge indebtedness net of cash, acquired fourteen Burger King restaurants from other franchisees for $16.9 million, received net proceeds of $47.2 million from sale-leaseback transactions, including properties purchased for sale-leaseback, and received lease incentives of $10.0 million from BKC related to remodeling certain of our Burger King restaurants in accordance with the ADA.
Net cash used for investing activities decreased $1.2 million during 2018 compared to 2017 primarily due to higher proceeds from sale-leaseback transactions.
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

The following table sets forth our capital expenditures for the periods presented (dollar amounts in thousands):

Year Ended December 29, 2019:
New restaurant development	$53,596
Restaurant remodeling	61,105
Other restaurant capital expenditures	18,922
Corporate and restaurant information systems	11,978
Total capital expenditures	$145,601
Number of new restaurant openings including relocations	31
Year Ended December 30, 2018:
New restaurant development	$23,171
Restaurant remodeling	31,951
Other restaurant capital expenditures	15,726
Corporate and restaurant information systems	4,887
Total capital expenditures	$75,735
Number of new restaurant openings including relocations	8
Year Ended December 31, 2017:
New restaurant development	$14,759
Restaurant remodeling	33,504
Other restaurant capital expenditures	18,926
Corporate and restaurant information systems	6,327
Total capital expenditures	$73,516
Number of new restaurant openings including relocations	11
Investing activities also included sale-leaseback transactions related to our restaurant properties. The proceeds were $48.4 million in 2019, $8.4 million in 2018 and $4.3 million in 2017 and were used to fund our new development and remodeling initiatives, acquisition of restaurants, reduce our outstanding indebtedness and other cash requirements.
We also had expenditures related to the purchase of restaurant properties to be sold in sale-leaseback transactions of $1.2 million in 2019, $2.1 million in 2018 and $1.4 million in 2017.
Financing activities. Net cash provided by financing activities in 2019 was $168.3 million due primarily to proceeds from the Term Loan B Facility of $422.9 million combined with net revolving credit borrowings of $45.8 million under the Revolving Credit Facility and the redemption of the 8.0% Notes including premium and fees of $280.5 million. We also incurred $11.5 million of costs associated with the Senior Credit Facilities, made principal payments on finance leases of $2.2 million, and repurchased shares of our common stock for $4.0 million.
Net cash provided from financing activities in 2018 was $0.7 million due primarily to proceeds from lease financing obligations of $2.7 million and principal payments on capital leases of $1.8 million.
Senior Credit Facilities. On April 30, 2019, we entered into the Senior Credit Facilities in an aggregate principal amount of $550.0 million, consisting of (i) a Term Loan B Facility in an aggregate principal amount of $425.0 million maturing on April 30, 2026 and (ii) a Revolving Credit Facility (including a sub-facility of $35.0 million for standby letters of credit) in an aggregate principal amount of $125.0 million maturing on April 30, 2024.
The net proceeds from borrowings under the Term Loan B Facility were $422.9 million after original issue discount and were used to (i) refinance the indebtedness of Carrols Restaurant Group, including redemption of $275.0 million of 8.0% Notes and accrued interest thereon at a redemption price of 102%, (ii) the retirement of outstanding Cambridge indebtedness and (iii) the payment of fees and expenses in connection with the Cambridge Acquisition and the Senior Credit Facilities. The proceeds of the Revolving Credit Facility will finance ongoing working capital and other general corporate purposes, including permitted acquisitions and required expenditures under development agreements. In connection with these transactions, we recognized a loss of $7.4 million on the extinguishment of debt.
On December 13, 2019, we entered into the First Amendment to Credit Agreement which amended a financial covenant under the Senior Credit Facilities applicable solely with respect to the Revolving Credit Facility that previously required the Company to maintain quarterly a Total Net Leverage Ratio (as defined in the Senior Credit Facilities) of not greater than 4.75 to 1.00 (measured on a most recent four quarter basis), to now require that the Company maintain only a First Lien Leverage Ratio (as defined in the Senior Credit Facilities) of not greater than 5.75 to 1.00 (as measured on a most recent four quarter basis) if, and only if, on the last day of any fiscal quarter (beginning with the fiscal quarter ended December 29, 2019), the sum of the aggregate principal amount of outstanding revolving credit borrowings under the Revolving Credit Facility and the aggregate face amount of letters of credit issued under the Revolving Credit Facility (excluding undrawn letters of credit in an aggregate face amount up to $12.0 million) exceeds 35% of the aggregate amount of the maximum revolving credit borrowings under the Revolving Credit Facility. The First Amendment also reduced the aggregate maximum revolving credit borrowings under the Revolving Credit Facility by $10.0 million to a total of $115.0 million.
Borrowings under the Senior Credit Facilities bear interest, at a rate per annum equal to (i) the Alternate Base Rate (as defined in the Senior Credit Facilities) plus 2.25% or (b) LIBOR Rate (as defined in the Senior Credit Facilities) plus 3.25%. Borrowings under the Senior Credit Facilities at December 29, 2019 were at an effective interest rate of 4.5% per annum.
The Term Loan B Facility borrowings are due and payable in quarterly installments, which began on September 30, 2019. Amounts outstanding at December 29, 2019 are due and payable as follows:
(i) twenty-five quarterly installments of $1.1 million;
(ii) one final payment of $396.3 million on April 30, 2026.
Our obligations under the Senior Credit Facilities are secured by first priority liens on substantially all of the assets of the Company and subsidiary guarantors (including a pledge of all of the capital stock and equity interests of certain subsidiary guarantors).
Under the Senior Credit Facilities, we will be required to make mandatory prepayments of borrowings with excess cash flow (as defined in the Senior Credit Facilities) and in the event of dispositions of assets, debt issuances and insurance and condemnation proceeds (all subject to certain exceptions).
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
As of December 29, 2019, there were $45.8 million of revolving credit borrowings outstanding and $11.6 million of letters of credit issued under the Revolving Credit Facility. After reserving for issued letters of credit and outstanding revolving credit borrowings, $57.6 million was available for revolving credit borrowings at December 29, 2019 under the Revolving Credit Facility. On February 24, 2020, $70.8 million of revolving credit borrowings and $11.7 million of letters of credit were outstanding on our Revolving Credit Facility and we had revolving borrowing availability of $32.5 million.
We were in compliance with the financial covenants under our Senior Credit Facilities at December 29, 2019.
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

Contractual Obligations
The following table summarizes our contractual obligations and commitments as of December 29, 2019 (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Long-term debt obligations, including interest (1)	$633,012	$31,977	$63,217	$59,883	$477,935
Finance lease obligations, including interest (2)	2,766	1,746	823	110	87
Operating lease obligations (3)	1,371,985	97,950	192,357	188,734	892,944
Lease financing obligations, including interest (4)	1,560	109	220	1,231	—
Total contractual obligations	$2,009,323	$131,782	$256,617	$249,958	$1,370,966

(1)
Our long term debt at December 29, 2019 included $422.9 million of borrowings under the Term Loan B Facility and $45.8 million of borrowings under the Revolving Credit Facility. Total interest payments on the Term Loan B Facility of $149.0 million for all years presented are included at the coupon rate of 5.74% per annum. Interest payments on our outstanding revolving credit borrowings are variable in nature and have been calculated using an assumed interest rate of 7.75% for each year.

(2)	Includes total interest of $0.2 million for all years presented.

(3)	Includes total interest of $522.9 million for all years presented.

(4)	Includes total interest of $0.4 million for all years presented.
We have not included obligations under our postretirement medical benefit plans in the contractual obligations table as our postretirement plan is not required to be funded in advance, but is funded as retiree medical claims are paid. Also excluded from the contractual obligations table are payments we may make for workers' compensation, general liability and employee healthcare claims for which we pay all claims, subject to annual stop-loss limitations both for individual claims and claims in the aggregate. The majority of our recorded liabilities related to self-insured employee health and insurance plans represent estimated reserves for incurred claims that have yet to be filed or settled. The total of these liabilities was $9.8 million at December 29, 2019.
Future restaurant remodeling obligations to BKC have also been excluded from the table above as well as contractual obligations related to royalties and advertising payable to BKC.
Long-Term Debt Obligations. Refer to Note 8 of our consolidated financial statements for details of our long-term debt.
Lease Guarantees. Fiesta Restaurant Group, Inc. ("Fiesta"), our former wholly-owned subsidiary, was spun-off in 2012 to our stockholders. As of December 29, 2019, we are a guarantor under 27 Fiesta restaurant property leases, of which all except for one are still operating, with lease terms expiring on various dates through 2030. We are the primary lessee on five Fiesta restaurant property leases, which we sublease to Fiesta. We are fully liable for all obligations under the terms of the leases in the event that Fiesta fails to pay any sums due under the lease, subject to indemnification provisions of the separation and distribution agreement entered into in connection with the spin-off.
The maximum potential liability for future rental payments we could be required to make under these leases at December 29, 2019 was $11.4 million. The obligations under these leases will generally continue to decrease over time as these operating leases expire. No payments have been made to date and none are expected to be required to be made in the future. We have not recorded a liability for those guarantees in accordance with ASC 460 - Guarantees as Fiesta has indemnified us for all such obligations and we did not believe it was probable we would be required to perform under any of the guarantees or direct obligations.
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
Effective December 31, 2018, the first day of fiscal 2019, we adopted ASC Topic 842, "Leases", coinciding with the standard's effective date, which resulted in changes to our critical accounting policy relating to lease accounting. Refer to Item 1. Financial Statements - Note 1 - Basis of Presentation for additional information regarding the new and updated policies as a result of the adoption of ASC Topic 842.
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
Insurance Liabilities. The amount of liability we record for claims related to insurance requires us to make judgments about the amount of expenses that will ultimately be incurred. We are insured for certain losses related to workers’ compensation, general liability and medical insurance claims under policies where we pay all claims, subject to annual stop-loss insurance limitations both for individual claims and claims in the aggregate. We record insurance liabilities based on historical trends, which are continually monitored, and adjust accruals as warranted by changing circumstances. Since there are estimates and assumptions inherent in recording these insurance liabilities, including the ability to estimate the future development of incurred claims based on historical claims experience and loss reserves, current claim data, and the severity of the claims, differences between actual future events and prior estimates and assumptions could result in adjustments to these liabilities. As of December 29, 2019, we had $9.8 million accrued for these insurance claims.
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
Lease Accounting. We adopted Accounting Standards Codification (“ASC”) 842, Leases, as of December 31, 2018, coinciding with the standard’s effective date. We have operating and finance leases related to our restaurants. In accordance with ASC 842, we determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and current and long term operating lease liabilities on our consolidated balance sheet. Finance leases are included in property and equipment and other current and long term liabilities on our consolidated balance sheet. Lease liabilities are calculated using the effective interest method and recognized at the commencement date based on the present value of lease payments over the reasonably certain lease term, regardless of classification, while the amortization of ROU assets varies depending upon classification. As our leases generally do not provide an implicit rate, we use a collateralized incremental borrowing rate (“IBR”) to determine the present value of lease payments. This analysis considers qualitative and quantitative factors. We adjust our selected IBR quarterly with a company-specific yield curve that approximates our market risk profile. The collateralized IBR is also based upon the estimated impact that the collateral has on the IBR.

Our adoption of ASC 842 resulted in the initial recognition of operating lease liabilities and ROU assets of $542.9 million and $517.6 million, respectively, as of  December 31, 2018.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are exposed to market risk associated with fluctuations in interest rates, primarily limited to borrowings under our Senior Credit Facilities. At December 29, 2019, there were outstanding borrowings of $468.6 million under our Senior Credit Facilities. A 1% change in interest rates would have resulted in a $3.2 million change to interest expense for the year ended December 29, 2019 and a nominal change to interest expense for the year ended December 30, 2018.
Borrowings under the Senior Credit Facilities bear interest at a rate per annum, at our option, based on (all terms as defined in our Senior Credit Facilities):
(i) the Alternate Base Rate plus 2.25%, or
(ii) the LIBOR Rate plus 3.25%
Commodity Price Risk
We are exposed to market price fluctuations in beef and other food product prices caused by weather, market conditions, including sourcing of various products internationally, and other factors which are not considered predictable or within our control. Given the historical volatility of beef and other food product prices, this exposure can impact our food and beverage costs. Although many of the products purchased are subject to changes in commodity prices, certain purchasing contracts or pricing arrangements have been negotiated in advance to minimize price volatility. Where possible, these types of purchasing techniques to control costs are used as an alternative to using financial instruments to hedge commodity prices. In many cases, we believe we will be able to address commodity cost increases that are significant and appear to be long-term in nature by adjusting our menu pricing. However, long-term increases in commodity prices may result in lower restaurant-level operating margins.
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
Evaluation of Disclosure Controls and Procedures. We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 29, 2019.
Changes in Internal Control over Financial Reporting. No changes occurred in our internal control over financial reporting during the fourth quarter of 2019 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Management has evaluated the effectiveness of its internal control over financial reporting as of December 29, 2019 based on the criteria set forth in a report entitled Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, we have concluded that, as of December 29, 2019, our internal control over financial reporting was effective based on those criteria.
Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on the effectiveness of our internal control over financial reporting and their report is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Carrols Restaurant Group, Inc.

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Carrols Restaurant Group, Inc. and subsidiaries (the “Company”) as of December 29, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 29, 2019 of the Company and our report dated March 13, 2020 expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph regarding the Company’s adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842), as amended.
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

/s/ Deloitte & Touche LLP

Rochester, New York
March 13, 2020

ITEM 9B. OTHER INFORMATION
Our Board of Directors has determined that our 2020 Annual Meeting of Stockholders will be held on June 12, 2020 at the time and place set forth in the definitive proxy statement. We currently contemplate that our annual report and definitive proxy materials will be made available to our stockholders beginning on or about April 24, 2020. As a result of the 2020 Annual Meeting of Stockholders being advanced by more than 30 days before the anniversary date of our 2019 Annual Meeting of Stockholders, stockholder proposals intended for inclusion in our proxy statement relating to the 2020 Annual Meeting of Stockholders must be received by us by April 3, 2020 which we believe is a reasonable time before we begin to print and mail our proxy materials for the 2020 Annual Meeting of Stockholders. Any such proposal must comply with Rule 14a-8 of Regulation 14A of the proxy rules of the SEC.  Under our bylaws, proposals of stockholders not intended for inclusion in the proxy statement, but intended to be raised at our 2020 Annual Meeting of Stockholders, including nominations for election as directors of persons other than nominees of the board of directors, must be received by March 23, 2020 which is the 10th day following the day on which public announcement of the date of the 2020 Annual Meeting of Stockholders is first made by us. Such proposals must comply with the procedures outlined in our bylaws.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference from our Definitive Proxy Statement to be filed in connection with the 2020 Annual Meeting of Stockholders.

We have adopted a written code of ethics applicable to our directors, officers and employees in accordance with the rules of The NASDAQ Stock Market and the SEC. We make our code of ethics available free of charge through our internet website, www.carrols.com. We will disclose on our website amendments to or waivers from our code of ethics in accordance with all applicable laws and regulations.
ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference from our Definitive Proxy Statement to be filed in connection with the 2020 Annual Meeting of Stockholders.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from our Definitive Proxy Statement to be filed in connection with the 2020 Annual Meeting of Stockholders.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR

Incorporated by reference from our Definitive Proxy Statement to be filed in connection with the 2020 Annual Meeting of Stockholders.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference from our Definitive Proxy Statement to be filed in connection with the 2020 Annual Meeting of Stockholders.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a) (1) Financial Statements - Carrols Restaurant Group, Inc. and Subsidiary

(a) (2) Financial Statement Schedule

Schedule	Description	Page

None
Schedules other than those listed are omitted for the reason that they are not required, not applicable, or the required information is shown in the financial statements or notes thereto.
(a) (3) Exhibits
EXHIBIT INDEX

Exhibit
Number	Description
2.1
Asset Purchase Agreement, dated as of March 26, 2012, among Carrols Restaurant Group, Inc., Carrols LLC and Burger King Corporation (incorporated by reference to Exhibit 2.1 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on March 28, 2012)

2.2
Agreement and Plan of Merger, dated as of February 19, 2019 among Carrols Restaurant Group, Inc., Carrols Holdco Inc., GRC MergerSub Inc., GRC MergerSub LLC, Cambridge Franchise Partners, LLC, Cambridge Franchise Holdings, LLC and New CFH, LLC (incorporated by reference to Exhibit 2.1 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on February 25, 2019)

3.1
Amended and Restated Certificate of Incorporation of Carrols Restaurant Group, Inc. (incorporated by reference to Exhibit 3.1 to Carrols Restaurant Group Inc.'s Current Report on Form 8-K filed on May 6, 2019)

3.2
Certificate of Amendment to Amended and Restated Certificate of Incorporation of Carrols Restaurant Group, Inc. (incorporated by reference to Exhibit 3.2 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on May 6, 2019)

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Carrols Restaurant Group, Inc.#
3.4	Amended and Restated Bylaws of Carrols Restaurant Group, Inc. (incorporated by reference to Exhibit 3.3 to Carrols Restaurant Group Inc.'s Current Report on Form 8-K filed on May 6, 2019)
3.5	Amendment to Carrols Restaurant Group, Inc. Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on May 6, 2019)
3.6	Second Amendment to Amended and Restated Bylaws of Carrols Restaurant Group, Inc. #
3.7
Carrols Restaurant Group, Inc. Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on June 1, 2012)

3.8
Carrols Restaurant Group, Inc. Certificate of Designation of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on May 6, 2019)

3.9	Certificate of Amendment to Certificate of Designation of Series B Convertible Preferred Stock of Carrols Restaurant Group, Inc. #
3.10
Form of Carrols Restaurant Group, Inc. Certificate of Retirement of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on December 3, 2018)

3.11
Certificate of Designations of Series C Convertible Preferred Stock of Carrols Restaurant Group, Inc. (incorporated by reference to Exhibit 4.2 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on May 6, 2019)

4.1
Form of Registration Agreement by and among Carrols Restaurant Group, Inc., Atlantic Restaurants, Inc., Madison Dearborn Capital Partners, L.P., Madison Dearborn Capital Partners II, L.P., Alan Vituli, Daniel T. Accordino and Joseph A. Zirkman (incorporated by reference to Exhibit 10.24 to Carrols Corporation's 1996 Annual Report on Form 10-K)

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
4.6
Registration Rights Agreement, dated as of April 29, 2015, among Carrols Restaurant Group, Inc., the guarantors named therein and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 4.3 to Carrols Restaurant Group, Inc.'s Quarterly Report on Form 10-Q filed on May 6, 2015)

4.7
Registration Rights Agreement, dated as of June 23, 2017, among Carrols Restaurant Group, Inc., the guarantors named therein and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 10.2 to Carrols Restaurant Group, Inc.'s Quarterly Report on Form 10-Q filed on August 9, 2017)

4.8
Supplemental Indenture, dated as of July 6, 2017, among Carrols Restaurant Group, Inc., Republic Foods, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 10.3 to Carrols Restaurant Group, Inc.'s Quarterly Report on Form 10-Q filed on August 9, 2017)

4.9
Registration Rights Agreement between Carrols Holdco Inc. and Cambridge Franchise Holdings, LLC (incorporated by reference to Exhibit 4.3 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on May 6, 2019)

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
10.27
Second Amendment to Credit Agreement and First Amendment to Security Agreement, dated as of April 29, 2015, among Carrols Restaurant Group, Inc., the guarantors named therein, the lenders named therein and Wells Fargo Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to Carrols Restaurant Group, Inc.'s Quarterly Report on Form 10-Q filed on May 6, 2015)

10.28
Third Amendment to Credit Agreement dated as of February 12, 2016 among Carrols Restaurant Group, Inc., the guarantors named therein, the lenders named therein and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on February 17, 2016)

10.29
Second Amendment to Operating Agreement dated as of December 17, 2015 between Carrols LLC and Burger King Corporation # (incorporated by reference to Exhibit 10.29 to Carrols Restaurant Group, Inc.'s Annual Report on Form 10-K filed on March 9, 2016)

10.30
Fourth Amendment to Credit Agreement dated as of January 13, 2017 among Carrols Restaurant Group, Inc., the guarantors named therein, the lenders named therein and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on January 20, 2017)

10.31
Fifth Amendment to Credit Agreement dated as of June 20, 2017 among Carrols Restaurant Group, Inc., the guarantors named therein, the lenders named therein and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to Carrols Restaurant Group, Inc.'s Quarterly Report on Form 10-Q filed on August 9, 2017)

10.32
Preferred Stock Exchange Agreement between Carrols Restaurant Group, Inc. and Burger King Corporation, dated as of November 30, 2018 (incorporated by reference to Exhibit 10.1 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on December 3, 2018)

10.33
Form of Area Development and Remodeling Agreement between Carrols LLC, Carrols Restaurant Group, Inc. and Burger King Corporation (incorporated by reference to Exhibit 10.1 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on February 25, 2019)

10.34
Voting Agreement, dated as of February 19, 2019, between Cambridge Franchise Holdings, LLC and Daniel T. Accordino (incorporated by reference to Exhibit 10.3 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on February 25, 2019)

10.35
Voting Agreement, dated as of February 19, 2019, between Cambridge Franchise Holdings, LLC and Paul R. Flanders (incorporated by reference to Exhibit 10.4 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on February 25, 2019)

10.36
Voting Agreement, dated as of February 19, 2019, between Cambridge Franchise Holdings, LLC and Richard G. Cross (incorporated by reference to Exhibit 10.5 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on February 25, 2019)

10.37
Voting Agreement, dated as of February 19, 2019, between Cambridge Franchise Holdings, LLC and William E. Myers (incorporated by reference to Exhibit 10.6 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on February 25, 2019)

10.38
Credit Agreement dated as of April 30, 2019 among Carrols Restaurant Group, Inc., the guarantors named therein, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on May 6, 2019)

10.39
First Amendment to Credit Agreement dated as of December 13, 2019 among Carrols Restaurant Group, Inc., the guarantors named therein, Wells Fargo Bank, National Association, as administrative agent and the lenders party thereto (incorporated by reference to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on December 18, 2019)

10.40
Security Agreement dated as of April 30, 2019 among Carrols Restaurant Group, Inc., the guarantors named therein, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.2 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on May 6, 2019)

10.41
Voting Agreement dated as of April 30, 2019 among Carrols Restaurant Group, Inc., Burger King Corporation, Blue Holdco 1, LLC and Cambridge Franchise Holdings, LLC (incorporated by reference to Exhibit 10.3 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on May 6, 2019)

10.42
Consent Agreement dated as of April 30, 2019 among Carrols Restaurant Group, Inc., Carrols Holdco Inc., Carrols Corporation, Burger King Corporation and Blue Holdco 1, LLC (incorporated by reference to Exhibit 10.4 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on May 6, 2019)

10.43
Development Agreement dated as of October 9, 2017 between Popeyes Louisiana Kitchen Inc. and Cambridge Quality Chicken LLC (incorporated by reference to Exhibit 10.1 to Carrols Restaurant Group, Inc.'s Quarterly Report on Form 10-Q filed on May 10, 2019)

10.44
First Amendment to Development Agreement dated as of June 27, 2018 among Popeyes Louisiana Kitchen Inc., Cambridge Quality Chicken, LLC, Frayser Quality, LLC, Cambridge Chicken Holdings, LLC, Matt Perelman and Alex Sloane (incorporated by reference to Exhibit 10.2 to Carrols Restaurant Group, Inc.'s Quarterly Report on Form 10-Q filed on May 10, 2019)

10.45	Offer Letter dated as of November 20, 2019 between Carrols Restaurant Group, Inc. and Anthony Hull#+
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

ITEM 16. FORM 10-K SUMMARY
None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Carrols Restaurant Group, Inc.:

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Carrols Restaurant Group, Inc. and subsidiaries (the "Company") as of December 29, 2019 and December 30, 2018, the related consolidated statements of comprehensive income (loss), changes in stockholders' equity, and cash flows for each of the three years in the period ended December 29, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 29, 2019 and December 30, 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 29, 2019, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 29, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2020 expressed an unqualified opinion on the Company's internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for leases in fiscal year 2019 due to the adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842), as amended, using the option to not restate comparative periods and apply the standard as of the date of initial application.
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
March 13, 2020

We have served as the Company’s auditor since 2005.

CARROLS RESTAURANT GROUP, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 29, 2019 AND DECEMBER 30, 2018
(In thousands, except share and per share amounts)

	December 29, 2019	December 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$2,974	$4,014
Trade and other receivables	13,445	11,693
Inventories	13,334	10,396
Prepaid rent	1,986	1,880
Prepaid expenses and other current assets	7,762	6,695
Refundable income taxes	284	—
Total current assets	39,785	34,678
Property and equipment, net (Note 3)	385,578	289,817
Franchise rights, net (Note 4)	348,941	175,897
Goodwill (Note 4)	122,619	38,469
Franchise agreements, at cost less accumulated amortization of $13,365 and $12,022, respectively	32,690	24,414
Operating right-of-use assets, net (Note 7)	811,016	—
Deferred income taxes, net (Note 10)	—	28,291
Other assets	10,831	8,685
Total assets	$1,751,460	$600,251
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and finance lease liabilities (Note 8)	$5,866	$1,948
Current portion of operating lease liabilities (Note 7)	40,805	—
Accounts payable	45,780	29,143
Accrued interest	901	3,818
Accrued payroll, related taxes and benefits	31,314	28,719
Accrued real estate taxes	8,139	5,910
Other current liabilities	16,520	12,601
Total current liabilities	149,325	82,139
Long-term debt and finance lease liabilities, net of current portion (Note 8)	455,565	276,823
Lease financing obligations	1,194	1,196
Operating lease liabilities (Note 7)	808,292	—
Deferred income—sale-leaseback of real estate (Note 7)	—	10,073
Deferred income taxes, net (Note 10)	6,983	—
Accrued postretirement benefits (Note 17)	2,555	4,320
Other liabilities (Note 6)	18,084	40,160
Total liabilities	1,441,998	414,711
Stockholders’ equity (Note 12):
Preferred stock, par value $.01; authorized 20,000,000 shares, issued and outstanding—100 shares	—	—
Voting common stock, par value $.01; authorized—100,000,000 shares, issued—51,840,200 and 36,538,903 shares, respectively, and outstanding—51,049,377 and 35,742,427 shares, respectively	510	357
Additional paid-in capital	301,251	150,459
Retained earnings	11,096	35,511
Accumulated other comprehensive income (loss) (Note 17)	622	(646)
Treasury stock, at cost	(4,017)	(141)
Total stockholders’ equity	309,462	185,540
Total liabilities and stockholders’ equity	$1,751,460	$600,251

See accompanying notes to consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
YEARS ENDED DECEMBER 29, 2019, DECEMBER 30, 2018 AND DECEMBER 31, 2017
(In thousands, except share and per share amounts)

	December 29, 2019	December 30, 2018	December 31, 2017
Revenue
Restaurant sales	$1,452,516	$1,179,307	$1,088,532
Other revenue	10,249	—	—
Total revenue	1,462,765	1,179,307	1,088,532
Costs and expenses:
Cost of sales	431,969	326,308	304,593
Restaurant wages and related expenses	485,278	382,829	350,054
Restaurant rent expense (Note 7)	107,147	81,409	75,948
Other restaurant operating expenses	227,364	178,750	166,786
Advertising expense	58,689	48,340	44,677
General and administrative (including stock-based compensation expense of $5,753, $5,812 and $3,518, respectively)	84,734	66,587	60,348
Depreciation and amortization	74,674	58,468	54,159
Impairment and other lease charges (Note 5)	3,564	3,685	2,827
Other income (Note 9)	(1,911)	(424)	(333)
Total operating expenses	1,471,508	1,145,952	1,059,059
Income (loss) from operations	(8,743)	33,355	29,473
Interest expense	27,856	23,638	21,710
Gain on bargain purchase (Note 2)	—	(230)	—
Loss on extinguishment of debt (Note 8)	7,443	—	—
Income (loss) before income taxes	(44,042)	9,947	7,763
Provision (benefit) for income taxes (Note 10)	(12,123)	(157)	604
Net income (loss)	$(31,919)	$10,104	$7,159
Basic and diluted net income (loss) per share (Note 13)	$(0.74)	$0.22	$0.16
Weighted average common shares outstanding:
Basic	43,421,715	35,715,372	35,416,531
Diluted	43,421,715	45,319,971	44,976,514
Comprehensive income (loss), net of tax:
Net income (loss)	$(31,919)	$10,104	$7,159
Other comprehensive income (loss)	1,268	564	(7)
Comprehensive income (loss)	$(30,651)	$10,668	$7,152

See accompanying notes to consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 29, 2019, DECEMBER 30, 2018 AND DECEMBER 31, 2017
(In thousands, except share and per share amounts)

							Accumulated
					Additional		Other		Total
	Common Stock		Preferred Stock		Paid-In	Retained	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Equity
Balance at January 1, 2017	35,258,579	$353	100	$—	$141,133	$14,514	$(1,203)	$(141)	$154,656
Cumulative-effect adjustment from adoption of ASU 2016-09	—	—	—	—	—	3,734	—	—	3,734
Stock-based compensation	—	—	—	—	3,518	—	—	—	3,518
Vesting of non-vested shares and excess tax benefits	177,673	1	—	—	(1)	—	—	—	—
Net income	—	—	—	—	—	7,159	—	—	7,159
Change in postretirement benefit obligations, net of income tax benefit of $4 (Note 17)	—	—	—	—	—	—	(7)	—	(7)
Balance at December 31, 2017	35,436,252	354	100	—	144,650	25,407	(1,210)	(141)	169,060
Stock-based compensation	—	—	—	—	5,812	—	—	—	5,812
Vesting of non-vested shares and excess tax benefits	306,175	3	—	—	(3)	—	—	—	—
Net income	—	—	—	—	—	10,104	—	—	10,104
Change in postretirement benefit obligations, net of income tax of $186 (Note 17)	—	—	—	—	—	—	564	—	564
Balance at December 30, 2018	35,742,427	357	100	—	150,459	35,511	(646)	(141)	185,540
Stock-based compensation	—	—	—	—	5,753	—	—	—	5,753
Vesting of non-vested shares	492,135	4	—	—	(4)	—	—	—	—
Issuance of common and preferred stock	7,364,413	74	10,000	—	145,259	—	—	—	145,333
Repurchase of treasury stock	—	—	—	—	—	—	—	(4,017)	(4,017)
Retirement of treasury stock	—	—	—	—	(141)	—	—	141	—
Conversion of preferred stock to common stock	7,450,402	75	(10,000)	—	(75)	—	—	—	—
Net loss	—	—	—	—	—	(31,919)	—	—	(31,919)
Adoption of ASC 842, net of taxes (Note 1)	—	—	—	—	—	7,504	—	—	7,504
Change in postretirement benefit obligations, net of income tax of $420 (Note 17)	—	—	—	—	—	—	1,268	—	1,268
Balance at December 29, 2019	51,049,377	$510	100	$—	$301,251	$11,096	$622	$(4,017)	$309,462

See accompanying notes to consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 29, 2019, DECEMBER 30, 2018 AND DECEMBER 31, 2017
(In thousands)

	December 29, 2019	December 30, 2018	December 31, 2017
Cash flows from operating activities:
Net income (loss)	$(31,919)	$10,104	$7,159
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss (gain) on disposals of property and equipment	(74)	312	521
Stock-based compensation	5,753	5,812	3,518
Gain on bargain purchase (Note 2)	—	(230)	—
Impairment and other lease charges	3,564	3,685	2,827
Depreciation and amortization	74,674	58,468	54,159
Amortization of deferred financing costs	1,694	1,202	1,035
Amortization of bond premium and discount on debt	(80)	(913)	(459)
Amortization of deferred gains from sale-leaseback transactions	—	(1,584)	(1,626)
Deferred income taxes	(11,982)	(483)	574
Loss on extinguishment of debt - non-cash	129	—	—
Changes in other operating assets and liabilities:
Refundable income taxes	(284)	55	99
Trade and other receivables	(523)	(2,275)	(1,310)
Accounts payable	1,196	(926)	3,084
Accrued interest	(2,917)	146	996
Accrued payroll, related taxes and benefits	(538)	2,084	336
Change in operating right-of-use assets and operating lease liabilities, net	3,980	—	—
Other	6,035	5,312	1,870
Net cash provided by operating activities	48,708	80,769	72,783
Cash flows used for investing activities:
Capital expenditures:
New restaurant development	(53,596)	(23,171)	(14,759)
Restaurant remodeling	(61,105)	(31,951)	(33,504)
Other restaurant capital expenditures	(18,922)	(15,726)	(18,926)
Corporate and restaurant information systems	(11,978)	(4,887)	(6,327)
Total capital expenditures	(145,601)	(75,735)	(73,516)
Acquisition of restaurants, net of cash acquired (Note 2)	(130,646)	(38,102)	(37,923)
Proceeds from insurance recoveries	323	642	481
Proceeds from lease incentives	10,722	—	—
Properties purchased for sale-leaseback	(1,207)	(2,123)	(1,404)
Proceeds from sale-leaseback transactions	48,364	8,424	4,257
Net cash used for investing activities	(218,045)	(106,894)	(108,105)
Cash flows from financing activities:
Proceeds from issuance of Term Loan B Facility	422,875	—	—
Repayments of Term Loan B Facility	(2,125)	—	—
Retirement of 8% Senior Secured Second Lien Notes	(280,500)	—	—
Proceeds from issuance of 8% senior secured second lien notes	—	—	79,875
Borrowings under prior revolving credit facility	—	17,000	183,250
Repayments under prior revolving credit facility	—	(17,000)	(196,750)
Borrowings under new revolving credit facility	436,000	—	—
Repayments under new revolving credit facility	(390,250)	—	—
Payments on finance lease liabilities	(2,170)	(1,811)	(1,651)
Proceeds from lease financing obligations	—	2,692	—
Costs associated with financing long-term debt	(11,516)	(154)	(1,992)
Purchase of treasury shares	(4,017)	—	—
Net cash provided by financing activities	168,297	727	62,732
Net increase (decrease) in cash and cash equivalents	(1,040)	(25,398)	27,410
Cash and cash equivalents, beginning of period	4,014	29,412	2,002
Cash and cash equivalents, end of period	$2,974	$4,014	$29,412

	December 29, 2019	December 30, 2018	December 31, 2017
Supplemental disclosures:
Interest paid on long-term debt	$29,055	$23,098	$20,885
Interest paid on lease financing obligations	$104	$105	$119
Accruals for capital expenditures	$15,062	$7,605	$6,839
Common stock issued for consideration in acquisition	$145,333	$—	$—
Non-cash reduction of lease financing obligations	$—	$2,538	$1,744
Income taxes paid (refunded), net	$144	$(270)	$(63)
Finance lease obligations acquired or incurred	$754	$49	$316

See accompanying notes to consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 29, 2019, DECEMBER 30, 2018 AND DECEMBER 31, 2017
(Tabular amounts in thousands, except share and per share amounts)

1. Basis of Presentation
Business Description. At December 29, 2019 Carrols Restaurant Group, Inc. ("Carrols Restaurant Group") operated, as franchisee, 1,036 Burger King® restaurants in 23 Northeastern, Midwestern and Southeastern states and 65 Popeyes restaurants in 7 Southeastern states.
Basis of Consolidation. Carrols Restaurant Group, Inc. is a holding company and conducts all of its operations through its wholly-owned subsidiaries Carrols Corporation (“Carrols”) and Carrols' wholly-owned subsidiary, Carrols LLC, a Delaware limited liability company, and Carrols LLC's wholly-owned subsidiary Republic Foods, Inc., a Maryland corporation ("Republic Foods"), and effective on April 30, 2019, New CFH, LLC and its wholly-owned subsidiaries. New CFH LLC's material direct and indirect wholly-owned subsidiaries include Alabama Quality, LLC, Carolina Quality, LLC, Frayser Quality, LLC, Nashville Quality, LLC, Frayser Holdings, LLC, Louisiana Quality, LLC, CFH Real Estate, LLC, Tennessee Quality, LLC, TQ Real Estate, LLC and Mirabile Investment Corporation (and together with New CFH, LLC's immaterial direct and indirect subsidiaries, collectively, "New CFH") . Unless the context otherwise requires, Carrols Restaurant Group and its direct and indirect wholly-owned subsidiaries are collectively referred to as the “Company.” All intercompany transactions have been eliminated in consolidation.
Fiscal Year. The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. The fiscal years ended December 29, 2019, December 30, 2018, and December 31, 2017 each contained 52 weeks.
Use of Estimates. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates include: other lease charges related to closed locations, insurance liabilities, evaluation for impairment of long-lived assets and franchise rights, lease accounting matters, the valuation of acquired assets and liabilities and the valuation of deferred income tax assets. Actual results could differ from those estimates.
Cash and Cash Equivalents. The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. At December 29, 2019 the Company did not have any cash invested in money market funds. At December 30, 2018, the Company had $2.3 million invested in money market funds which are classified as cash equivalents on the condensed consolidated balance sheet.
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
Depreciation and amortization is provided using the straight-line method over the following estimated useful lives:

Owned buildings	9	to	30 years
Equipment	3	to	7 years
Computer hardware and software	3	to	7 years
Assets subject to finance leases	Shorter of useful life or lease term
Leasehold improvements are amortized over the shorter of their estimated useful lives or the underlying lease term. In circumstances where an economic penalty would be presumed by the non-exercise of one or more renewal

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 29, 2019, DECEMBER 30, 2018 AND DECEMBER 31, 2017
(Tabular amounts in thousands, except share and per share amounts)

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
The Company estimates that the seller's carrying value of acquired restaurant equipment, subject to certain adjustments, is equivalent to fair value of this equipment at the date of the acquisition. The fair values of assumed franchise agreements are valued as if the remaining term of the agreement is at the market rate. The fair values of acquired land, buildings, certain leasehold improvements, and restaurant equipment subject to finance leases are determined using both the cost approach and market approach. The fair value of acquired land, buildings, leasehold improvements, and restaurant equipment subject to finance leases acquired, is measured using significant inputs observable in the open market. The Company categorizes all such inputs as Level 2 inputs under ASC 820. The fair value of acquired franchise rights is determined using the income approach, and unobservable inputs classified as Level 3 under ASC 820.
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
Leases. The Company utilizes land and buildings in its operations under various lease agreements. The Company does not consider any one of these individual leases material to the Company's operations. Initial lease terms are generally for twenty years and, in many cases, provide for renewal options and in most cases rent escalations. The exercise of such renewal options are generally at the Company’s sole discretion. The Company evaluates renewal options at lease commencement to determine if such options are reasonably certain to be exercised based on economic

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 29, 2019, DECEMBER 30, 2018 AND DECEMBER 31, 2017
(Tabular amounts in thousands, except share and per share amounts)

factors. Certain leases also require contingent rent, determined as a percentage of sales as defined by the terms of the applicable lease agreement. For most locations, the Company is obligated for occupancy related costs including payment of property taxes, insurance and utilities. The right-of-use (“ROU”) lease assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make payments in exchange for that right of use. As the rate implicit within our leases is not readily determinable, the Company uses market and term specific incremental borrowing rates which consider the rate of interest we expect to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. The ROU asset is also reduced by lease incentives, initial direct costs and adjusted by favorable lease assets and unfavorable lease liabilities. Variable lease components represent amounts that are contractually fixed as a percentage of sales and are recognized in expense as incurred. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet and are recognized as lease expense on a straight-line basis over the lease term. The Company does not account for lease components (e.g., fixed payments including rent, real estate taxes and insurance costs) separately from the non-lease components.
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
Revenue Recognition. Revenues from Company restaurants and other revenue from convenience store sales in 2019, net of sales discounts, are recognized when payment is tendered at the time of sale. Revenues are reported net of sales tax collected from customers and remitted to governmental taxing authorities.
Gift cards. The Company sells gift cards in its restaurants that are issued under the gift card program of Restaurant Brands International ("RBI"). Proceeds from the sale of Burger King® and Popeyes® gift cards at the Company’s restaurants are received by RBI. The Company recognizes revenue from gift cards upon redemption by the customer.
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
Pre-opening Costs. The Company’s pre-opening costs generally include payroll costs and travel associated with the opening of a new restaurant, rent and promotional costs. For the years ended December 29, 2019 and December 30, 2018 and December 31, 2017, pre-opening costs were $1.4 million, $0.6 million and $0.5 million respectively. These costs are expensed as incurred prior to a restaurant opening and are included in other restaurant operating expenses in the accompanying consolidated statements of comprehensive income (loss).

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 29, 2019, DECEMBER 30, 2018 AND DECEMBER 31, 2017
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
Fair Value of Financial Instruments. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. In determining fair value, the accounting standards establish a three level hierarchy for inputs used in measuring fair value as follows: Level 1 inputs are quoted prices in active markets for identical assets or liabilities; Level 2 inputs are observable for the asset or liability, either directly or indirectly, including quoted prices in active markets for similar assets or liabilities; and Level 3 inputs are unobservable and reflect the Company's own assumptions. Financial instruments include cash and cash equivalents, trade and other receivables, accounts payable and long-term debt. The carrying amounts of cash and cash equivalents, trade and other receivables and accounts payable approximate fair value because of the short-term nature of these financial instruments. The carrying amount of the Term Loan B Facility at December 29, 2019 and outstanding borrowing on our new Revoling Credit Facility approximate fair value because of their variable rates. The Carrols Restaurant Group 8.0% Senior Secured Second Lien Notes due 2022 (the "8% Notes") were redeemed in full as of December 29, 2019. At December 30, 2018, the fair value of the of the 8.0% Notes was based on a recent trading value, which is considered Level 2, and was approximately $277.1 million.
Fair value measurements of non-financial assets and non-financial liabilities are primarily used in the impairment analysis of long-lived assets, goodwill and intangible assets. Long-lived assets and definite-lived intangible assets are measured at fair value on a nonrecurring basis using Level 3 inputs. As described in Note 5, the Company recorded long-lived asset impairment charges of $1.7 million, $2.7 million and $1.7 million during the years ended December 29, 2019, December 30, 2018 and December 31, 2017, respectively.
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

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 29, 2019, DECEMBER 30, 2018 AND DECEMBER 31, 2017
(Tabular amounts in thousands, except share and per share amounts)

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
Upon adoption of this ASU, the Company recognized lease liabilities of approximately $542.9 million, based on the present value of remaining minimum rental payments discounted at the Company's incremental borrowing rate and right-of-use assets of approximately $517.6 million. The difference between the right-of-use assets and operating lease liabilities is related to deferred non-level rents, unamortized lease acquisition costs and unamortized favorable and unfavorable lease balances. The Company has recognized an adjustment to retained earnings upon adoption of $7.5 million, net of the deferred tax impact, to eliminate the historical deferred gains on qualified sale-leaseback transactions. Adoption of this ASU did not materially impact the condensed consolidated statements of comprehensive income or cash flows or any covenant related to the Company's long-term debt.

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 29, 2019, DECEMBER 30, 2018 AND DECEMBER 31, 2017
(Tabular amounts in thousands, except share and per share amounts)

2. Acquisitions
2019 Acquisitions
During the year ended December 29, 2019, the Company acquired a total of 234 restaurants from other franchisees, which are referred to as the "2019 acquired restaurants", in the following transactions:

Closing Date		Number of Restaurants	Purchase Price
April 30, 2019	(1)	220	$259,083	Southeastern states, primarily TN, MS, LA
June 11, 2019		13	15,788	Baltimore, Maryland
August 20, 2019	(2)	1	1,108	Pennsylvania
		234	$275,979

(1)	During the second quarter of 2019, the Company completed the merger with New CFH, LLC ("Cambridge") and acquired 165 Burger King restaurants and 55 Popeyes restaurants. See further discussion below.

(2)	Acquisitions resulting from the exercise of the ROFR.
On April 30, 2019 the Company completed a merger with Cambridge ("the Cambridge Merger") for a purchase price of $259.1 million through the issuance of shares of stock which consisted of (i) approximately 7.4 million shares of common stock, (ii) 10,000 shares of the Company's newly designated Series C Convertible Preferred Stock, which were converted into approximately 7.5 million shares of common stock on August 29, 2019, and (iii) the retirement of approximately $113.8 million of the indebtedness of Cambridge, net of cash acquired. All shares issued are subject to a two year restriction on sale or transfer subject to certain limited exceptions. As part of the transaction, Cambridge Franchise Holdings LLC ("Cambridge Holdings") has the right to designate up to two director nominees and two Cambridge Holdings executives joined the Company's Board of Directors on April 30, 2019.
Under the purchase method of accounting, the aggregate purchase price is allocated to the net tangible and intangible assets based on their estimated fair values on the acquisition date. The purchase price allocation valued the common stock at $145.3 million based on the $9.81 closing price of the Company's stock on the date of acquisition.
The Company allocated the aggregate purchase price to the net tangible and intangible assets acquired in the Cambridge Merger at their estimated fair values. The Company engaged a third party valuation specialist to assist with the valuation of franchise rights, leasehold improvements and favorable and unfavorable leases included in the operating right-to-use assets acquired. The fair value of other property and equipment and franchise agreements was based on the assets carrying value due to recent valuations completed by Cambridge on the acquisition of 132 restaurants and construction of 33 new restaurants in the last three years. The fair value of the right-of-use liability is based upon the lease payments over the remaining lease term discounted by the Company's incremental borrowing rate.
Goodwill recorded in connection with the Cambridge Merger represents the excess of the purchase price over the aggregate fair value of net assets acquired and is related to the benefits expected as a result of the merger, including sales, operating synergies, development and growth opportunities. We believe that Cambridge's existing Burger King and Popeyes restaurant portfolios provide the Company with significant growth and development opportunities and due to the geographic location of the restaurants mitigate the dependence on the economic performance of any one particular geographic location or restaurant concept. A deferred income tax liability of approximately $44.3 million was recorded representing book and tax differences primarily related to the fair value of the acquired franchise rights.

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 29, 2019, DECEMBER 30, 2018 AND DECEMBER 31, 2017
(Tabular amounts in thousands, except share and per share amounts)

The following table summarizes the final allocation of the aggregate purchase price for the Cambridge Merger reflected in the condensed consolidated balance sheets as of December 29, 2019.

Inventory	$2,839
Prepaid expenses	2,947
Other assets	1,846
Land and buildings	21,257
Restaurant equipment	25,358
Restaurant equipment - subject to finance leases	488
Right-of-use assets	251,431
Leasehold improvements	3,498
Franchise fees	7,300
Franchise rights (Note 4)	174,500
Deferred taxes	(44,292)
Goodwill (Note 4)	84,060
Finance lease obligations for restaurant equipment	(568)
Operating lease liabilities	(255,897)
Accounts payable	(8,014)
Accrued payroll, related taxes and benefits	(3,133)
Other liabilities	(4,537)
Net assets acquired	$259,083
The Company allocated the aggregate purchase price for the 2019 acquisitions in addition to the Cambridge Merger at their estimated fair values. The following table summarizes the final allocation of the aggregate purchase price for the 2019 acquisitions in addition to the Cambridge Merger reflected in the condensed consolidated balance sheets as of December 29, 2019.

Inventory	$158
Restaurant equipment	743
Restaurant equipment - subject to finance leases	150
Right-of-use assets	9,515
Leasehold improvements	6,205
Franchise fees	394
Franchise rights (Note 4)	9,809
Deferred income taxes	29
Goodwill (Note 4)	86
Operating lease liabilities	(9,968)
Finance lease obligations for restaurant equipment	(185)
Accounts payable	(40)
Net assets acquired	$16,896
The results of operations for the restaurants acquired are included from the closing date of the acquisition. The 2019 acquired restaurants contributed restaurant sales of $201.9 million and other revenue of $10.2 million during the year ended December 29, 2019. It is impracticable to disclose net earnings for the post-acquisition periods as net earnings of these restaurants were not tracked on a collective basis due to the integration of administrative functions, including field supervision.

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 29, 2019, DECEMBER 30, 2018 AND DECEMBER 31, 2017
(Tabular amounts in thousands, except share and per share amounts)

The pro forma impact on the results of operations for restaurants acquired in 2019 and 2018 is included below. The pro forma results of operations are not necessarily indicative of the results that would have occurred had the restaurants acquired in 2019 and 2018 been consummated at the beginning of the periods presented, nor are they necessarily indicative of any future consolidated operating results. The following table summarizes the Company's unaudited proforma operating results:

	Year Ended
	December 29, 2019	December 30, 2018
Restaurant sales	$1,568,533	$1,518,841
Net income (loss)	$(25,586)	$27,730
Basic and diluted net income (loss) per share	$(0.59)	$0.60
This pro forma financial information does not give effect to any anticipated synergies, operating efficiencies or cost savings or any integration costs related to the 2019 acquired restaurants. The proforma results exclude transaction costs recorded as general and administrative expenses of $4.1 million and $1.4 million during the years ended December 29, 2019 and December 30, 2018, respectively.
2018 Acquisitions
During the year ended December 30, 2018 the Company acquired a total of 44 restaurants from other franchisees, which are referred to as the "2018 acquired restaurants", in the following transactions:

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
YEARS ENDED DECEMBER 29, 2019, DECEMBER 30, 2018 AND DECEMBER 31, 2017
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
The results of operations for the restaurants acquired are included from the closing date of the respective acquisition. The 2018 acquired restaurants contributed restaurant sales of $52.9 million and $16.9 million during the years ended December 29, 2019 and December 30, 2018, respectively. It is impracticable to disclose net earnings for the post-acquisition periods as net earnings of these restaurants were not tracked on a collective basis due to the integration of administrative functions, including field supervision.
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

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 29, 2019, DECEMBER 30, 2018 AND DECEMBER 31, 2017
(Tabular amounts in thousands, except share and per share amounts)

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
YEARS ENDED DECEMBER 29, 2019, DECEMBER 30, 2018 AND DECEMBER 31, 2017
(Tabular amounts in thousands, except share and per share amounts)

The pro forma impact on the results of operations for restaurants acquired in 2017 is included below. The pro forma results of operations are not necessarily indicative of the results that would have occurred had the restaurants acquired in 2017 been consummated at the beginning of the periods presented, nor are they necessarily indicative of any future consolidated operating results. The following table summarizes the Company's unaudited proforma operating results:

Year Ended
December 31, 2017
Restaurant sales	$1,114,642
Net income	$9,546
Basic and diluted net income per share	$0.21

This pro forma financial information does not give effect to any anticipated synergies, operating efficiencies or cost savings or any integration costs related to the 2017 acquired restaurants. The proforma results exclude acquisition costs recorded as general and administrative expenses of $1.8 million during the year ended December 31, 2017.
Acquired Intangible Assets
Goodwill recorded in connection with the acquisitions in 2019, 2018 and 2017 represents costs in excess of fair values assigned to the underlying net assets of acquired restaurants. Acquired goodwill that is expected to be deductible for income tax purposes was $47.2 million in 2019, $0.5 million in 2018 and $6.7 million in 2017.

The weighted average amortization period of the intangible assets acquired is as follows:

	2019 Acquisitions	2018 Acquisitions	2017 Acquisitions
Favorable leases	—	17.2	15.2
Unfavorable leases	—	18.3	14.3
Franchise rights	32.7	31.6	27.9
Beginning in 2019, favorable and unfavorable leases are included as a component of the Company's operating right-of-use assets.
3. Property and Equipment
Property and equipment at December 29, 2019 and December 30, 2018 consisted of the following:

	December 29, 2019	December 30, 2018
Land	$8,800	$8,779
Owned buildings	12,490	9,488
Leasehold improvements	413,543	339,180
Equipment	311,423	244,446
Assets subject to finance leases	17,132	16,797
	763,388	618,690
Less accumulated depreciation and amortization	(377,810)	(328,873)
	$385,578	$289,817
Assets subject to finance leases primarily pertain to buildings leased for certain restaurant locations and certain leases of restaurant equipment and had accumulated amortization at December 29, 2019 and December 30, 2018 of $15.2 million and $13.7 million, respectively. Depreciation expense for all property and equipment for the years ended

December 29, 2019, December 30, 2018 and December 31, 2017 was $60.8 million, $49.3 million and $45.7 million, respectively.
4. Intangible Assets
Goodwill. The Company is required to review goodwill for impairment annually, or more frequently, when events and circumstances indicate that the carrying amount may be impaired. If the determined fair value of goodwill is less than the related carrying amount, an impairment loss is recognized. The Company performs its annual impairment assessment as of the last day of the fiscal year. In performing its goodwill impairment test, the Company compared the net book value of its reporting unit to its estimated fair value, the latter determined by employing a combination of a discounted cash flow analysis and a market-based approach. There have been no recorded goodwill impairment losses during the years ended December 29, 2019, December 30, 2018 and December 31, 2017.

Goodwill at December 31, 2017	$36,792
Acquisitions of restaurants (Note 2)	1,677
Goodwill at December 30, 2018	38,469
Acquisitions of restaurants (Note 2)	84,150
Goodwill at December 29, 2019	$122,619
Franchise Rights. Amounts allocated to franchise rights for each acquisition of Burger King® and Popeyes® restaurants are amortized using the straight-line method over the average remaining term of the acquired franchise agreements plus one twenty-year renewal period. The following is a summary of the Company’s franchise rights as of the respective balance sheet dates:

Balance at December 31, 2017	$152,028
Acquisitions of restaurants (Note 2)	31,275
Amortization expense	(7,406)
Balance at December 30, 2018	175,897
Acquisitions of restaurants (Note 2)	184,309
Amortization expense	(11,265)
Balance at December 29, 2019	$348,941
Amortization expense related to franchise rights for the year ended December 31, 2017 was $6.8 million. The Company expects annual amortization to be $12.9 million in each of the next five fiscal years. No impairment charges were recorded related to the Company’s franchise rights during the years ended December 29, 2019, December 30, 2018 and December 31, 2017.

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 29, 2019, DECEMBER 30, 2018 AND DECEMBER 31, 2017
(Tabular amounts in thousands, except share and per share amounts)

Favorable and Unfavorable Leases. Prior to adoption of ASC 842, amounts allocated to favorable and unfavorable leases were amortized using the straight-line method over the remaining terms of the underlying lease agreements as a net reduction of restaurant rent expense. In accordance with the adoption of ASC 842, as of December 31, 2018, the first day of fiscal 2019, unamortized favorable leases of $5.9 million and unfavorable leases of $12.3 million were reclassified to be included in the beginning balance of operating right-of-use assets.
The following is a summary of the Company’s favorable and unfavorable leases as of December 30, 2018, which were included as assets and liabilities, respectively, on the accompanying consolidated balance sheets:

	December 30, 2018
	Gross Carrying Amount	Accumulated Amortization
Favorable leases	$8,148	$2,256
Unfavorable leases	$18,423	$6,075
The net reduction of rent expense related to the amortization of favorable and unfavorable leases for the years ended December 30, 2018 and December 31, 2017 was $0.8 million and $0.9 million, respectively.
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
The Company determined the fair value of restaurant equipment, for those restaurants reviewed for impairment, based on current economic conditions. These fair value asset measurements rely on significant unobservable inputs and are considered Level 3 in the fair value hierarchy.
During the year ended December 29, 2019, the Company recorded impairment and other lease charges of $3.6 million consisting of $0.3 million of capital expenditures at previously impaired restaurants, $1.3 million related to initial impairment charges for seven underperforming restaurants, and other lease charges of $1.9 million mostly related to the closing of the six convenience stores acquired in 2019.
During the year ended December 30, 2018, the Company recorded impairment and other lease charges of $3.7 million including $0.4 million for capital expenditures at previously impaired restaurants, $0.4 million related to initial impairment charges for six underperforming restaurants, $1.9 million related to the write-off of defective product holding unit kitchen equipment that was replaced, losses of $0.8 million associated with the sale-leaseback transactions for four restaurant properties, and other lease charges of $0.2 million.
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

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 29, 2019, DECEMBER 30, 2018 AND DECEMBER 31, 2017
(Tabular amounts in thousands, except share and per share amounts)

6. Other Liabilities, Long-Term
Other liabilities, long-term, at December 29, 2019 and December 30, 2018 consisted of the following:

	December 29, 2019	December 30, 2018
Deferred rent	$—	$16,610
Unfavorable leases, net	—	12,348
Lease incentives and accrued occupancy costs	8,523	3,074
Accrued workers’ compensation and general liability claims	5,370	4,398
Deferred compensation	3,902	3,610
Other	289	120
	$18,084	$40,160
Other accrued occupancy costs above include unamortized lease incentives for leases where no ROU asset balance remains.
In accordance with the adoption of ASC 842, as of December 31, 2018, the first day of fiscal 2019, unamortized unfavorable leases of $12.3 million, deferred rent balances of $16.6 million and unamortized lease incentives (included in accrued occupancy costs) of $2.6 million were reclassified to be included in the beginning balance of operating right-of-use assets.
7. Leases
The Company utilizes land and buildings in its operations under various lease agreements. The Company does not consider any one of these individual leases material to the Company's operations. Initial lease terms are generally for twenty years, and in many cases, provide for renewal options and in most cases rent escalations. Certain leases require contingent rent, determined as a percentage of sales as defined by the terms of the applicable lease agreement. For most locations, the Company is obligated for occupancy related costs including payment of property taxes, insurance and utilities.
The right-of-use (“ROU”) lease assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make payments in exchange for that right of use. As the rate implicit within our leases is not readily determinable, the Company uses market term specific incremental borrowing rates which consider the rate of interest we expect to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. The ROU asset is also reduced by lease incentives, initial direct costs and adjusted by favorable lease assets and unfavorable lease liabilities. Variable lease components represent amounts that are contractually fixed as a percentage of sales and are recognized in expense as incurred and also amounts for real estate. Leases with an initial term of 12 months or less are not recorded on the balance sheet and are recognized as lease expense on a straight-line basis over the lease term. The Company does not account for lease components (e.g., fixed payments including rent, real estate taxes and insurance costs) separately from the non-lease components.
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

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 29, 2019, DECEMBER 30, 2018 AND DECEMBER 31, 2017
(Tabular amounts in thousands, except share and per share amounts)

During the years ended December 29, 2019, December 30, 2018 and December 31, 2017, the Company sold 27, five and three restaurant properties, respectively, in sale-leaseback transactions for net proceeds of $48.4 million, $8.4 million and $4.3 million, respectively. These leases have been classified as operating leases and generally contain a twenty-year initial term plus renewal options.
Minimum rent commitments under finance and non-cancelable operating leases at December 29, 2019 were as follows:

Fiscal year ending:	Operating Leases	Finance Leases
January 3, 2021	$97,950	$1,746
January 2, 2022	96,555	583
January 1, 2023	95,802	240
December 31, 2023	94,928	68
December 29, 2024	93,806	42
Thereafter	892,944	87
Total minimum lease payments	1,371,985	2,766
Less: imputed interest	(522,888)	(242)
Present value of lease liabilities	849,097	2,524
Less: current portion	(40,805)	(1,616)
Total long-term lease liabilities	$808,292	$908
Lease Cost

The components and classification of lease expense for the twelve months ended December 29, 2019 are as follows:

		Twelve months ended
Lease cost	Classification	December 29, 2019
Operating lease cost (1)	Restaurant rent expense	$90,718
Operating lease cost	General and administrative	$579
Variable lease cost - variable rent	Restaurant rent expense	$16,454
Variable lease cost - common area maintenance	Other restaurant operating expenses	$617
Sublease income	Restaurant rent expense	$(25)
Finance lease cost:
Amortization of right-of-use assets	Depreciation and amortization	$1,778
Interest on lease liabilities	Interest expense	$256
Total lease cost		$110,377

(1)	Includes short-term leases which are not material.

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 29, 2019, DECEMBER 30, 2018 AND DECEMBER 31, 2017
(Tabular amounts in thousands, except share and per share amounts)

Total rent expense for the years ended December 30, 2018 and December 31, 2017 on operating leases, including contingent rent on both operating and finance leases, was as follows:

	Year ended
	December 30, 2018	December 31, 2017
Minimum rent on real property	$72,206	$68,329
Contingent rent on real property	9,203	7,619
Restaurant rent expense	81,409	75,948
Administrative and equipment rent	273	328
	$81,682	$76,276
Lease Position
Supplemental balance sheet information related to leases was as follows as of December 29, 2019:

		As of
Leases	Classification	December 29, 2019
Assets
Operating leases	Operating right-of-use assets, net	$811,016
Finance leases	Property and equipment, net	1,882
Total leased assets		$812,898

Liabilities
Current
Operating leases	Current portion of operating lease liabilities	$40,805
Finance leases	Current portion of long-term debt and finance lease liabilities	1,616
Long-term
Operating leases	Operating lease liabilities	808,292
Finance leases	Long-term debt and finance lease liabilities, net	908
Total lease liabilities		$851,621

Weighted Average Remaining Lease Term
Operating leases		14.5 years
Finance leases		2.0 years

Weighted Average Discount Rate
Operating leases		7.0%
Finance leases		7.9%

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 29, 2019, DECEMBER 30, 2018 AND DECEMBER 31, 2017
(Tabular amounts in thousands, except share and per share amounts)

Other Information
Supplemental cash flow information related to leases for the year ended December 29, 2019 are as follows:

Twelve months ended
December 29, 2019
Gain on sale-leaseback transactions	$636
Lease assets and liabilities resulting from lease modifications and new leases	76,878
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	87,220
Operating cash flows from finance leases	256
Financing cash flows from finance leases	2,170
Disclosures Related to Periods Prior to Adoption of the New Lease Standard
As previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2018 and under the previous lease accounting standard, the maturities of lease liabilities at December 30, 2018 were as follows:

Fiscal year ending:	Operating Leases	Capital Leases
December 29, 2019	$73,304	$2,180
January 3, 2021	71,764	1,454
January 2, 2022	70,607	345
January 1, 2023	70,160	190
December 31, 2023	69,221	68
Thereafter	640,793	129
Total minimum lease payments	$995,849	$4,366
Less: amount representing interest		(425)
Total obligations under capital leases		3,941
Less: current portion		(1,948)
Long-term obligations under capital leases		$1,993
Deferred gains from sale-leaseback transactions of restaurant properties of $206 and $716 were recognized during the years ended December 30, 2018 and December 31, 2017, respectively, and were being amortized over the term of the related leases. The amortization of deferred gains from sale-leaseback transactions was $1.6 million for each of the years ended December 30, 2018 and December 31, 2017.

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 29, 2019, DECEMBER 30, 2018 AND DECEMBER 31, 2017
(Tabular amounts in thousands, except share and per share amounts)

8. Long-term Debt
Long-term debt at December 29, 2019 and December 30, 2018 consisted of the following:

	December 29, 2019	December 30, 2018
Collateralized:
Senior Credit Facility:
Term Loan B borrowings	$422,875	$—
Revolving credit borrowings	45,750	—
Carrols Restaurant Group 8% Senior Secured Second Lien Notes	—	275,000
Finance lease liabilities	2,524	3,941
	471,149	278,941
Less: current portion of long-term debt and finance lease liabilities	(5,866)	(1,948)
Less: unamortized debt issuance costs	(7,768)	(3,673)
Less: original issue discount	(1,950)	—
Add: bond premium	—	3,503
Total Long-term Debt	$455,565	$276,823
On April 30, 2019, the Company entered into new senior secured credit facilities in an aggregate principal amount of $550.0 million, consisting of (i) a Term Loan B Facility in an aggregate principal amount of $425.0 million (the “Term Loan B Facility”) maturing on April 30, 2026 and (ii) a new revolving credit facility (including a sub-facility of $35.0 million for standby letters of credit) in an aggregate principal amount of $125.0 million maturing on April 30, 2024 (the “Revolving Credit Facility” and, together with the Term Loan B Facility, the (“New Senior Credit Facilities”). On December 13, 2019, the Company entered into the First Amendment to Credit Agreement (the "First Amendment") which amended a financial covenant under the Senior Credit Facilities applicable solely with respect to the Revolving Credit Facility that previously required the Company to maintain quarterly a Total Net Leverage Ratio (as defined in the Senior Credit Facilities) of not greater than 4.75 to 1.00 (measured on a most recent four quarter basis), to now require that the Company maintain only a First Lien Leverage Ratio (as defined in the Senior Credit Facilities) of not greater than 5.75 to 1.00 (as measured on a most recent four quarter basis) if, and only if, on the last day of any fiscal quarter (beginning with the fiscal quarter ended December 29, 2019), the sum of the aggregate principal amount of outstanding revolving credit borrowings under the Revolving Credit Facility and the aggregate face amount of letters of credit issued under the Revolving Credit Facility (excluding undrawn letters of credit in an aggregate face amount up to $12.0 million) exceeds 35% of the aggregate amount of the maximum revolving credit borrowings under the Revolving Credit Facility. The First Amendment also reduced the aggregate maximum revolving credit borrowings under the Revolving Credit Facility by $10.0 million to a total of $115.0 million.
The net proceeds of the Term Loan B Facility were $422.9 million after original issue discount and were used to (i) refinance the indebtedness of Carrols, including redemption of $275.0 million of the 8.0% Notes and accrued interest thereon at a redemption price of 102%, and (ii) retirement of the indebtedness of Cambridge and (iii) the payment of fees and expenses in connection with the Cambridge Merger and New Senior Credit Facilities. The proceeds of the Revolving Credit Facility will finance ongoing working capital and other general corporate purposes, including permitted acquisitions and expenditures under development agreements. In connection with these transactions, the Company recognized a loss of $7.4 million on the extinguishment of the 8% Notes.
Borrowings under the Senior Credit Facilities bear interest, at a rate per annum equal to (i) the Alternate Base Rate (as defined in the Senior Credit Facilities) plus 2.25% or (b) LIBOR Rate (as defined in the Senior Credit Facilities) plus 3.25%. Borrowings under the Senior Credit Facilities at December 29, 2019 were at an effective interest rate of 4.5% per annum.
The Term Loan B Facility borrowings are due and payable in quarterly installments, which began on September 30, 2019. Amounts outstanding at December 29, 2019 are due and payable as follows:
(i) twenty-five quarterly installments of $1.1 million;

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 29, 2019, DECEMBER 30, 2018 AND DECEMBER 31, 2017
(Tabular amounts in thousands, except share and per share amounts)

(ii) one final payment of $396.3 million on April 30, 2026.
As of December 29, 2019, there were $45.8 million of revolving credit borrowings outstanding and $11.6 million of letters of credit issued under the Revolving Credit Facility. After reserving for issued letters of credit and outstanding revolving credit borrowings, $57.6 million was available for revolving credit borrowings under the Revolving Credit Facility at December 29, 2019.
The Company was in compliance with the financial covenants under its Senior Credit Facilities at December 29, 2019.
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
The Company’s obligations under the Senior Credit Facilities are guaranteed by its subsidiaries and are secured by first priority liens on substantially all of the assets of the Company and its subsidiaries, including a pledge of all of the capital stock and equity interests of its subsidiaries.
Under the Senior Credit Facilities, the Company is required to make mandatory prepayments of borrowings in the event of dispositions of assets, debt issuances and insurance and condemnation proceeds (all subject to certain exceptions).
The Senior Credit Facilities contain certain covenants, including without limitation, those limiting the Company’s and its subsidiaries' ability to, among other things, incur indebtedness, incur liens, sell or acquire assets or businesses, change the character of its business in all material respects, engage in transactions with related parties, make certain investments, make certain restricted payments or pay dividends. In addition, the Senior Credit Facilities require the Company to meet a First Lien Leverage Ratio (as defined in the Senior Credit Facilities). The Company was in compliance with the covenants under its Senior Credit Facilities at December 29, 2019.
The Senior Credit Facilities contain customary default provisions, including that the lenders may terminate their obligation to advance and may declare the unpaid balance of borrowings, or any part thereof, immediately due and payable upon the occurrence and during the continuance of customary defaults which include, without limitation, payment default, covenant defaults, bankruptcy type defaults, cross-defaults on other indebtedness, judgments or upon the occurrence of a change of control.

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 29, 2019, DECEMBER 30, 2018 AND DECEMBER 31, 2017
(Tabular amounts in thousands, except share and per share amounts)

At December 29, 2019, principal payments required on long-term debt, including finance leases, were as follows:

Fiscal year ending:
January 3, 2021	$5,866
January 2, 2022	4,775
January 1, 2023	4,467
December 31, 2023	4,305
December 29, 2024	50,034
Thereafter	401,702
$471,149
The weighted average interest rate on all debt, excluding lease financing obligations, for the years ended December 29, 2019, December 30, 2018 and December 31, 2017 was 6.1%, 7.9% and 7.7%, respectively. Interest expense on the Company’s long-term debt, excluding lease financing obligations, was $27.8 million, $23.5 million and $21.6 million for the years ended December 29, 2019, December 30, 2018 and December 31, 2017, respectively.
9. Other Income
In 2019, the Company recorded other income of $1.9 million which consisted of a $1.9 million gain from a settlement with RBI for their approval of new restaurant development by other franchisees which unfavorably impacted the Company's restaurants, $0.6 million net gains on sale-leaseback transactions, a $0.2 million gain related to insurance recoveries from fire at two of its restaurants and a loss on a disposal of restaurant equipment of $0.8 million.
In 2018 and 2017, the Company recorded net gains of $0.4 million and $0.3 million, respectively, primarily related to insurance recoveries from fires at two restaurants.

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 29, 2019, DECEMBER 30, 2018 AND DECEMBER 31, 2017
(Tabular amounts in thousands, except share and per share amounts)

10. Income Taxes
The provision (benefit) for income taxes was comprised of the following:

	Year ended
	December 29, 2019	December 30, 2018	December 31, 2017
Current:
Federal	$(260)	$—	$—
State	119	326	30
	(141)	326	30

Deferred:
Federal	(9,768)	(598)	(219)
State	(2,214)	115	793
	(11,982)	(483)	574
Provision (benefit) for income taxes	$(12,123)	$(157)	$604
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 29, 2019, DECEMBER 30, 2018 AND DECEMBER 31, 2017
(Tabular amounts in thousands, except share and per share amounts)

The components of deferred income tax assets and liabilities at December 29, 2019 and December 30, 2018 were as follows:

	December 29, 2019	December 30, 2018
Deferred income tax assets:
Deferred income on sale-leaseback of certain real estate	$—	$2,505
Interest expense limitation under section 163 (j)	2,558	—
Lease financing obligations	190	182
Operating lease liabilities	218,503	—
Postretirement benefit obligations	944	935
Stock-based compensation expense	1,274	1,326
Federal net operating loss carryforwards	30,588	18,955
State net operating loss carryforwards	5,388	3,902
Goodwill and other intangibles, net	548	1,301
Occupancy costs	275	6,091
Tax credit carryforwards	32,378	28,827
Accrued vacation benefits	2,440	2,060
Accrued workers compensation	1,310	1,189
Accumulated other comprehensive income-postretirement benefits	(280)	140
Other	2,367	1,983
Total deferred income tax assets	$298,483	$69,396

Deferred income tax liabilities:
Operating right-of-use assets	(208,804)	—
Inventory and other reserves	(252)	(167)
Property and equipment depreciation	(29,685)	(19,870)
Franchise rights	(66,725)	(21,068)
Total deferred income tax liabilities	(305,466)	(41,105)

Carrying value of net deferred income tax assets (liabilities)	$(6,983)	$28,291
The Company's federal net operating loss carryforwards generated prior to December 31, 2017 expire beginning in 2033. Federal net operating losses generated in 2018 and 2019 have no expiration date. As of December 29, 2019, the Company had federal net operating loss carryforwards of approximately $145.7 million. The Company's state net operating loss carryforwards expire beginning in 2021 through 2038.
The Company has performed the required assessment of positive and negative evidence regarding the realization of deferred income tax assets in accordance with ASC 740 at December 29, 2019 and December 30, 2018. In determining the likelihood of future realization of the deferred income tax assets as of December 29, 2019 and December 30, 2018 the Company considered both positive and negative evidence and weighted the effect of such evidence based upon it's objectivity. The Company believes that the weight of the positive evidence from the reversal of deferred tax liabilities and forecasts for a sustained level of future taxable income, is sufficient to overcome the weight of the negative evidence and concluded that it did not need to record a valuation allowance against its net deferred income tax assets at December 29, 2019.

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 29, 2019, DECEMBER 30, 2018 AND DECEMBER 31, 2017
(Tabular amounts in thousands, except share and per share amounts)

A reconciliation of the statutory federal income tax provision to the income tax provision (benefit) for the years ended December 29, 2019, December 30, 2018, and December 31, 2017 was as follows:

	Year ended
	December 29, 2019	December 30, 2018	December 31, 2017
Statutory federal income tax provision (benefit)	$(9,249)	$2,089	$2,717
State income taxes, net of federal benefit	(1,655)	325	572
Employment tax credits	(2,938)	(3,059)	(1,947)
Non-deductible expenses	1,374	415	336
Federal rate change	—	—	(762)
Miscellaneous	345	73	(312)
Provision (benefit) for income taxes	$(12,123)	$(157)	$604
The Company's policy is to recognize interest and/or penalties related to uncertain tax positions in income tax expense. At December 29, 2019 and December 30, 2018, the Company had no unrecognized tax benefits and no accrued interest related to uncertain tax positions. The tax years 2013 - 2019 remain open to examination by the major taxing jurisdictions to which the Company is subject. Although it is not reasonably possible to estimate the amount by which unrecognized tax benefits may increase within the next twelve months due to uncertainties regarding the timing of examinations, the Company does not expect unrecognized tax benefits to significantly change in the next twelve months.
On December 22, 2017, the Tax Cuts and Jobs Act (the "Act") was signed into law. The Act reduces the federal corporate tax rate to 21% from 35% while retaining the employment tax credits the Company is eligible for. In addition, the Act provides for one hundred percent expensing of certain qualified property placed in service after September 27, 2017.
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
The benefit for income taxes for the years ended December 29, 2019 and December 30, 2018 contained net discrete tax adjustments of $0.5 million of income tax expense and $0.1 million of income tax expense, respectively.
11. Stock-Based Compensation
2016 Stock Incentive Plan. In 2016, the Company adopted a stock plan entitled the 2016 Stock Incentive Plan (the “2016 Plan”) and reserved and authorized a total of 4,000,000 shares of common stock for grant thereunder. As of December 29, 2019, 2,788,391 shares were available for future grant or issuance.
On January 15, 2019, the Company granted 417,500 non-vested restricted shares of common stock to certain employees and officers of the Company and 47,470 non-vested restricted shares to outside directors of the Company. These shares vest over their three-year vesting period, provided the participant has continuously remained an employee, officer, or director of the Company. In addition, On September 16, 2019, the Company granted 10,000 non-vested restricted shares of common stock to the Interim Vice President-Chief Financial Officer and Treasurer, which vest upon the later of the first anniversary of the start date or the date on which the Company has completed the transition period to a new Chief Financial Officer.
On January 15, 2018, the Company granted 350,000 non-vested restricted shares of common stock to officers of the Company. These shares vest over their three-year vesting period. In addition, during 2018 the Company issued an aggregate of 30,192 non-vested restricted shares of common stock to non-employee directors. The non-vested stock awards vest over three years, provided that the participant has continuously remained a director of the Company.

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 29, 2019, DECEMBER 30, 2018 AND DECEMBER 31, 2017
(Tabular amounts in thousands, except share and per share amounts)

On January 15, 2017, the Company granted 340,000 non-vested restricted shares of common stock to officers of the Company. These shares vest over their three-year vesting period. In addition, during 2017 the Company issued an aggregate of 26,580 non-vested restricted shares of common stock to non-employee directors. The non-vested stock awards vest over three years, provided that the participant has continuously remained a director of the Company.
Stock-based compensation expense for the years ended December 29, 2019, December 30, 2018, and December 31, 2017 was $5.8 million, $5.8 million and $3.5 million, respectively.
A summary of all non-vested share activity for the year ended December 29, 2019 was as follows:

	Shares	Weighted Average Grant Date Price
Non-vested at December 30, 2018	796,476	$13.12
Granted	474,970	$9.47
Vested	(473,123)	$12.48
Forfeited	(7,500)	$9.48
Non-vested at December 29, 2019	790,823	$11.35
The fair value of the non-vested shares is based on the closing price of the Company's common stock on the date of grant. As of December 29, 2019, total non-vested stock-based compensation expense was approximately $4.6 million and the remaining weighted average vesting period for non-vested shares was 1.4 years.
During the twelve months ended December 29, 2019, the Company granted restricted stock units (“RSUs”) for 67,452 shares of the Company's common shares to eligible employees. The RSUs generally vest in equal installments over three years. During the twelve months ended December 29, 2019, 19,012 RSUs vested at a weighted average price of $8.59 per share into shares of the Company's common stock.
A summary of all RSU activity for the year ended December 29, 2019 was as follows:

Units
Non-vested at December 30, 2018	9,502
Granted	67,452
Vested	(19,012)
Non-vested at December 29, 2019	57,942
12. Stockholders' Equity
Preferred Stock. In 2012, Carrols Restaurant Group issued to BKC 100 shares of the Company's Series A Convertible Preferred Stock ( the "Series A Convertible Preferred Stock") pursuant to a certificate of designation. These shares were convertible into 9,414,580 shares of Carrols Restaurant Group Common Stock ("Carrols Common Stock"). In 2018, Carrols Restaurant Group, BKC and Blue Holdco 1, LLC ("Blue Holdco" and together with BKC, the "BKC Stockholders") exchanged the Series A Convertible Preferred Stock for Series B Convertible Preferred Stock (the "Series B Convertible Preferred Stock") , with substantially the same, powers, preferences and rights of the shares of Series A Convertible Preferred Stock, except to provide that such shares will be transferable by the BKC Stockholders solely to certain of its affiliates or subsidiaries.
The Series B Convertible Preferred Stock ranks senior to Carrols Common Stock with respect to rights on liquidation, winding-up and dissolution of Carrols Restaurant Group. The Series B Convertible Preferred Stock is perpetual, will receive any dividends and amounts upon a liquidation event on an as converted basis, does not pay interest and has no mandatory prepayment features.
The BKC Stockholders also have certain approval and voting rights as set forth in the certificate of designation for the Series B Convertible Preferred Stock so long as they own greater than 7.5% of the outstanding shares of Carrols Common Stock (on an as-converted basis). The Series B Convertible Preferred Stock will vote with the Company's

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 29, 2019, DECEMBER 30, 2018 AND DECEMBER 31, 2017
(Tabular amounts in thousands, except share and per share amounts)

Common Stock on an as converted basis and provides for the right of the BKC Stockholders to elect (a) two members to the Company's board of directors until the date on which the number of shares of common stock into which the outstanding shares of the the Series B Convertible Preferred Stock held by the BKC stockholders are then convertible constitutes less than 11.5% of the total number of outstanding shares of the Company's Common Stock and (b) one member to the Company's board of directors until the BKC Stockholders own Series B Convertible Preferred Stock (on an as converted basis) of less than 7.5% of the total number of outstanding shares of the Company's Common Stock.
In connection with the Cambridge Merger, Cambridge Holdings was issued 10,000 shares of the Company's Series C Convertible Preferred Stock (the " Series C Convertible Preferred Stock") that was automatically converted during the third quarter of 2019 into approximately 7.5 million shares of the Company's Common Stock when such conversion was approved by the Company's stockholders at the Company's annual stockholders meeting on August 29, 2019. With the conversion of the Series C Convertible Preferred Stock in the third quarter of 2019, as of December 29,2019 Cambridge Holdings beneficially owns approximately 24.2% of the Company's Common Stock after giving effect to the conversion of the Series B Convertible Preferred Stock.
Stock Repurchase Program. On August 2, 2019, the Company's Board of Directors approved a stock repurchase plan ("Repurchase Program") under which the Company may repurchase up to $25.0 million of its outstanding common stock. The authorization became effective August 2, 2019, and will expire 24 months thereafter, unless terminated earlier by the Company's Board of Directors. Purchases under the Repurchase Program may be made from time to time in open market transactions at prevailing market prices or in privately negotiated transactions (including, without limitation, the use of Rule 10b5-1 plans) in compliance with applicable federal securities laws, including Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The Company has no obligation to repurchase stock under the Repurchase Program, and the timing, actual number and value of shares purchased will depend on the Company's stock price, trading volume, general market and economic conditions, and other factors.
During the twelve months ended December 29, 2019, the Company repurchased in open market transactions 553,112 shares of the Company's Common Stock at an average share price of $7.26 for a total cost of $4.0 million under the Repurchase Program.
At December 29, 2019, $21.0 million was available to repurchase shares under the Repurchase Program. Shares repurchased are being held in treasury until they are retired at the discretion of the Board of Directors.
13. Net Income (Loss) per Share
The Company applies the two-class method to calculate and present net income (loss) per share. The Company's non-vested restricted share awards and Series B Convertible Preferred Stock held by the BKC Stockholders contain non-forfeitable rights to dividends and are considered participating securities for purposes of computing net income per share pursuant to the two-class method. Under the two-class method, net earnings are reduced by the amount of dividends declared (whether paid or unpaid) and the remaining undistributed earnings are then allocated to common stock and participating securities, based on their respective rights to receive dividends.
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

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 29, 2019, DECEMBER 30, 2018 AND DECEMBER 31, 2017
(Tabular amounts in thousands, except share and per share amounts)

The following table sets forth the calculation of basic and diluted net income (loss) per share:

	Year ended
	December 29, 2019	December 30, 2018	December 31, 2017
Basic net income (loss) per share:
Net income (loss)	$(31,919)	$10,104	$7,159
Less: Income attributable to non-vested shares	—	(178)	(118)
Less: Income attributable to preferred stock	—	(2,071)	(1,479)
Net income (loss) available to common stockholders	$(31,919)	$7,855	$5,562
Weighted average common shares outstanding	43,421,715	35,715,372	35,416,531
Basic net income (loss) per share	$(0.74)	$0.22	$0.16
Diluted net income (loss) per share:
Net income (loss)	$(31,919)	$10,104	$7,159
Weighted average common shares outstanding	43,421,715	35,715,372	35,416,531
Dilutive effect of preferred stock and non-vested shares	—	9,604,599	9,559,983
Dilutive weighted average common shares outstanding	43,421,715	45,319,971	44,976,514
Diluted net income (loss) per share (1)	$(0.74)	$0.22	$0.16
Shares excluded from diluted net income (loss) per share computations (2)	11,484,159	—	—

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
14. Commitments and Contingencies
Lease Guarantees. Fiesta Restaurant Group, Inc ("Fiesta"), a former wholly-owned subsidiary of the Company, was spun-off in 2012 to the Company's stockholders. As of December 29, 2019, the Company is a guarantor under 27 Fiesta restaurant property leases, of which all except for one of those restaurants are still operating, with lease terms expiring on various dates through 2030. The Company is also the primary lessee on five Fiesta restaurant property leases, which it subleases to Fiesta. The Company is fully liable for all obligations under the terms of the leases in the event that Fiesta fails to pay any sums due under the lease, subject to indemnification provisions of the Separation and Distribution Agreement entered into in connection with the spin-off of Fiesta.
The maximum potential amount of future undiscounted rental payments the Company could be required to make under these leases at December 29, 2019 was $11.4 million. The obligations under these leases will generally continue to decrease over time as these operating leases expire. No payments related to these guarantees have been made by the Company to date and none are expected to be required to be made in the future. The Company has not recorded a liability for these guarantees in accordance with ASC 460 - Guarantees as Fiesta has indemnified the Company for all such obligations and the Company did not believe it was probable it would be required to perform under any of the guarantees or direct obligations.
The Company is a party to various litigation matters that arise in the ordinary course of business. The Company does not believe that the ultimate resolution of any of these other matters will have a material adverse effect on its consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 29, 2019, DECEMBER 30, 2018 AND DECEMBER 31, 2017
(Tabular amounts in thousands, except share and per share amounts)

15. Transactions with Related Parties
In connection with an acquisition of restaurants from BKC in 2012, the Company issued to BKC 100 shares of Series A Convertible Preferred Stock, which was exchanged for 100 shares of newly issued Series B Convertible Preferred Stock in 2018, and as of December 29, 2019 is convertible into approximately 15.4% of the outstanding shares of the Company's common stock after giving effect to the conversion of the Series B Convertible Preferred Stock. See Note 12—Stockholder's Equity for further information. Pursuant to the terms of the Series B Convertible Preferred Stock, the BKC Stockholders are entitled to elect two representatives on the Company's board of directors.
Each of the Company's restaurants operates under a separate franchise agreement with BKC. These franchise agreements generally provide for an initial term of twenty years and currently have an initial franchise fee of $50. Any franchise agreement, including renewals, can be extended at the Company's discretion for an additional 20 year term, with BKC's approval, provided that, among other things, the restaurant meets the current restaurant image standard and the Company is not in default under terms of the franchise agreement. In addition to the initial franchise fee, the Company generally pays BKC a monthly royalty at a rate of 4.5% of Burger King sales and Popeyes a weekly royalty at a rate of 5.0% of Popeyes sales. Royalty expense was $62.0 million, $50.5 million, and $46.4 million for the years ended December 29, 2019, December 30, 2018 and December 31, 2017, respectively.
The Company is also generally required to contribute 4% of restaurant sales from the Company's restaurants to the advertising funds utilized by BKC and Popeyes for their advertising, promotional programs and public relations activities, and amounts for additional local advertising in markets that approve such advertising. Advertising expense associated with these expenditures was $56.7 million, $47.0 million and $43.5 million for the years ended December 29, 2019, December 30, 2018 and December 31, 2017, respectively.
As of December 29, 2019, December 30, 2018, and December 31, 2017, the Company leased 248, 244 and 251 of its restaurant locations from BKC, respectively. As of December 29, 2019, for 115 of the restaurants, the terms and conditions of the leases with BKC are identical to those between BKC and their third-party lessor. Aggregate rent under these BKC leases for the years ended December 29, 2019, December 30, 2018 and December 31, 2017 was $27.4 million, $27.2 million, and $27.6 million, respectively. The Company believes the related party lease terms have not been significantly affected by the fact that the Company and BKC are deemed to be related parties.
As of December 29, 2019, the Company owed BKC $11.5 million related to the payment of advertising, royalties and rent, which is remitted on a monthly basis.
The Company and BKC have entered into an Area Development and Remodeling Agreement ("Area Development Agreement") commencing on April 30, 2019 and ending on September 30, 2024, which supersedes the Operating Agreement dated as of May 30, 2012, as amended, between Carrols LLC and BKC. Pursuant to the Area Development Agreement, BKC assigned its right of first refusal under its franchise agreements with its franchisees to purchase all of the assets of a Burger King restaurant on the same terms proposed between such franchisee and a third party purchaser (the “ADA ROFR”), in 16 states and a limited number of counties in four additional states, and granted franchise pre-approval to acquire Burger King restaurants until the date that Carrols LLC has acquired more than an aggregate of an additional 500 Burger King restaurants excluding those restaurants the Company acquired in the Cambridge Merger. The continued assignment of the ADA ROFR is potentially subject to suspension at BKC's discretion in the event of non-compliance by Carrols LLC with certain terms as set forth in the Area Development Agreement. Carrols LLC agreed to pay BKC $3.0 million for the ADA ROFR in four equal installment payments over the course of one year.
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
16. Retirement Plans
The Company offers its salaried employees the option to participate in the Carrols Corporation Retirement Savings Plan (the “Retirement Plan”). The Retirement Plan includes a savings option pursuant to section 401(k) of the Internal Revenue Code in addition to a post-tax savings option. Participating employees may contribute up to 50% of their salary annually to either of the savings options, subject to other limitations. The employees may allocate their contributions to various investment options available under a trust established by the Retirement Plan. The Company may elect to contribute to the Retirement Plan on an annual basis. The Company's contribution is equal to 50% of the employee's contribution subject to a maximum annual amount and begins to vest after one year of service and fully vests after five years of service. A year of service is defined as a plan year during which an employee completes at least 1,000 hours of service. Expense recognized for the Company's contributions to the Retirement Plan was $1.4 million, $0.7 million and $0.6 million for the years ended December 29, 2019, December 30, 2018 and December 31, 2017, respectively.

The Company also has an Amended and Restated Deferred Compensation Plan which permits employees not eligible to participate in the Retirement Plan because they have been excluded as “highly compensated” employees (as so defined in the Retirement Plan) to voluntarily defer portions of their base salary and annual bonus. All amounts deferred by the participants earn interest at 8% per annum. There is no Company matching on any portion of the funds. At December 29, 2019 and December 30, 2018, a total of $3.9 million and $3.6 million, respectively, was deferred under this plan, including accrued interest and is included in long term other liabilities.

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 29, 2019, DECEMBER 30, 2018 AND DECEMBER 31, 2017
(Tabular amounts in thousands, except share and per share amounts)

17. Postretirement Benefits
The Company sponsors a postretirement medical and life insurance plan covering substantially all administrative and restaurant management personnel who retire or terminate after qualifying for such benefits.
The following was the change in benefit obligation, plan assets and funded status at December 29, 2019 and December 30, 2018:

	December 29, 2019	December 30, 2018
Change in benefit obligation:
Benefit obligation at beginning of year	$4,320	$4,838
Service cost	145	196
Interest cost	150	178
Plan participants' contributions	95	97
Actuarial gain	(1,972)	(894)
Benefits paid	(198)	(99)
Medicare part D prescription drug subsidy	15	4
Benefit obligation at end of year	$2,555	$4,320
Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contribution (refunds)	88	(2)
Plan participants' contributions	95	97
Benefits paid	(198)	(99)
Medicare part D prescription drug subsidy	15	4
Fair value of plan assets at end of year	—	—
Funded status	$(2,555)	$(4,320)
Weighted average assumptions:
Discount rate used to determine benefit obligations	2.62%	4.17%
Discount rate used to determine net periodic benefit cost	4.17%	3.60%
The discount rate is determined based on high-quality fixed income investments that match the duration of expected retiree medical and life insurance benefits. The Company has typically used the corporate AA/Aa bond rate for this assumption.
Components of net periodic postretirement benefit expense recognized in the consolidated statements of comprehensive income were:

	Year ended
	December 29, 2019	December 30, 2018	December 31, 2017
Service cost	$145	$196	$192
Interest cost	150	178	191
Amortization of net loss	66	208	222
Amortization of prior service credit	(350)	(352)	(355)
Net periodic postretirement benefit expense	$11	$230	$250

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 29, 2019, DECEMBER 30, 2018 AND DECEMBER 31, 2017
(Tabular amounts in thousands, except share and per share amounts)

Amounts recognized in accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit expense, consisted of:

	Year ended
	December 29, 2019	December 30, 2018
Prior service credit	$913	$1,265
Net gain (loss)	210	(1,826)
Deferred income taxes	(501)	(85)
Accumulated other comprehensive loss	$622	$(646)
The estimated net loss that will be amortized from accumulated other comprehensive income into net periodic postretirement benefit expense over the next fiscal year is de minimis. The amount of prior service credit for the postretirement benefit plan that will be amortized from accumulated other comprehensive loss into net periodic postretirement benefit expense over the next fiscal year is $0.3 million.
The following table reflects the changes in accumulated other comprehensive loss for the years ended December 29, 2019 and December 30, 2018:

	Year ended
	December 29, 2019	December 30, 2018
Actuarial gain	$(1,972)	$(894)
Amortization of net loss	(66)	(208)
Amortization of prior service credit	350	352
Deferred income taxes	420	186
Total recognized in accumulated other comprehensive loss	$(1,268)	$(564)
Assumed health care cost trend rates at the years ended were as follows:

	December 29, 2019	December 30, 2018	December 31, 2017
Medical benefits cost trend rate assumed for the following year pre-65	6.75%	7.00%	7.25%
Medical benefits cost trend rate assumed for the following year post-65	4.50%	5.00%	6.25%
Prescription drug cost trend rate assumed for the following year	7.00%	9.50%	10.50%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	3.78%	3.78%	3.89%
Year that the rate reaches the ultimate trend rate	2075	2075	2075
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

	1% Point Increase	1% Point Decrease
Effect on total of service and interest cost	$80	$58
Effect on postretirement benefit obligation	$175	$195

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 29, 2019, DECEMBER 30, 2018 AND DECEMBER 31, 2017
(Tabular amounts in thousands, except share and per share amounts)

During 2020, the Company expects to contribute approximately $0.1 million to its postretirement benefit plan. The benefits, net of Medicare Part D subsidy receipts, expected to be paid in each year from 2020 through 2024 are $0.1 million, $0.2 million, $0.2 million, $0.2 million and $0.2 million respectively, and for the years 2025-2029 the aggregate amount is $1.1 million.
18. Selected Quarterly Financial Data (Unaudited)

	Year Ended December 29, 2019
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
Restaurant sales	$290,789	(1)	$365,674		$398,414	(1)	$397,639	(1)
Income (loss) from operations	(5,168)	(1)(2)	2,103	(1)(2)	(1,115)	(1)(2)	(4,563)	(1)(2)
Net loss	(11,469)		(3,732)		(6,812)		(9,906)
Basic and diluted net loss per share	(0.32)		(0.09)		(0.15)		(0.20)
Restaurants at end of period	845		1,081		1,088		1,101

	Year Ended December 30, 2018
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
Restaurant sales	$271,586	(3)	$303,050		$296,917	(3)	$307,754	(3)
Income from operations	2,664	(3)(4)	13,833	(3)(4)	9,668	(3)(4)	7,190	(3)(4)
Net income (loss)	(3,102)		7,788		3,611		1,807
Basic and diluted net income (loss) per share	(0.09)		0.17		0.08		0.04
Restaurants at end of period	807		807		838		849

(1)
In fiscal 2019 the Company acquired 233 restaurants in the second quarter in two separate transactions and one restaurant in the third quarter (See Note 2). In fiscal 2019 the Company recorded acquisition and integration costs related to the 2019 acquisitions of $2.6 million in the first quarter, $2.6 million in the second quarter, $2.8 million in the third quarter and $2.8 million in the fourth quarter (See Note 2).

(2)
In fiscal 2019 the Company recorded impairment and other lease charges of $0.9 million in the first quarter, $0.4 million in the second quarter, $0.5 million in the third quarter and $1.8 million in the fourth quarter (See Note 5).

(3)
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

(4)
In fiscal 2018 the Company recorded impairment and other lease charges of $0.3 million in the first quarter, $2.9 million in the second quarter, $0.2 million in the third quarter and $0.3 million in the fourth quarter (See Note 5).

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 29, 2019, DECEMBER 30, 2018 AND DECEMBER 31, 2017
(Tabular amounts in thousands, except share and per share amounts)

19. Subsequent Events
Subsequent Events. The Company entered into a five year interest rate swap agreement commencing March 3, 2020 and ending February 28, 2025 with a notional amount of $220.0 million to swap variable rate interest payments (one-month LIBOR plus the applicable margin) under its Senior Credit Facilities for fixed interest payments bearing an interest rate of 0.915% plus the applicable margin in its Senior Credit Facilities.

SIGNATURES
Pursuant to the requirements of the Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of March 2020.

CARROLS RESTAURANT GROUP, INC.

/s/ Daniel T. Accordino
(Signature)
Daniel T. Accordino Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.

Signature	Title	Date

/s/ Daniel T. Accordino	President, Chief Executive Officer and Chairman of the Board of Directors	March 13, 2020
Daniel T. Accordino

/s/ Anthony E. Hull	Vice President, Chief Financial Officer and Treasurer	March 13, 2020
Anthony E. Hull

/s/ Hannah S. Craven	Director	March 13, 2020
Hannah S. Craven

/s/ Deborah M. Derby	Director	March 13, 2020
Deborah M. Derby

/s/ Matthew Dunnigan	Director	March 13, 2020
Matthew Dunnigan

/s/ Christopher L. Finazzo	Director	March 13, 2020
Christopher L. Finazzo

/s/ Lawrence E. Hyatt	Director	March 13, 2020
Lawrence E. Hyatt

/s/ David S. Harris	Director	March 13, 2020
David S. Harris

/s/ Matthew Terker Perelman	Director	March 13, 2020
Matthew Terker Perelman

/s/ Alexander R. Sloane	Director	March 13, 2020
Alexander R. Sloane