Form 10-Q
period 2020-03-29
CARROLS RESTAURANT GROUP, INC.
filed 2020-05-07
CIK 809248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 6, 2020, Carrols Restaurant Group, Inc. had 52,723,814 shares of its common stock, $.01 par value, outstanding.

CARROLS RESTAURANT GROUP, INC.
FORM 10-Q
QUARTER ENDED MARCH 29, 2020

PART I—FINANCIAL INFORMATION
ITEM 1—INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CARROLS RESTAURANT GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	March 29, 2020	December 29, 2019
ASSETS
Current assets:
Cash and cash equivalents	$41,272	$2,974
Trade and other receivables	11,701	13,445
Inventories	11,486	13,334
Prepaid expenses and other current assets	10,329	9,748
Refundable income taxes	278	284
Total current assets	75,066	39,785
Property and equipment, net of accumulated depreciation of $391,764 and $377,810, respectively	380,230	385,578
Franchise rights, net of accumulated amortization of $123,256 and $119,288, respectively (Note 3)	344,974	348,941
Goodwill (Note 3)	122,619	122,619
Franchise agreements, at cost less accumulated amortization of $13,875 and $13,365, respectively	33,211	32,690
Operating right-of-use assets, net (Note 6)	810,585	811,016
Other assets	11,449	10,831
Total assets	$1,778,134	$1,751,460
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and finance lease liabilities (Notes 6 and 7)	$5,437	$5,866
Current portion of operating lease liabilities (Note 6)	41,027	40,805
Accounts payable	32,201	45,780
Accrued interest	761	901
Accrued payroll, related taxes and benefits	25,538	31,314
Accrued real estate taxes	6,964	8,139
Other liabilities	27,721	16,520
Total current liabilities	139,649	149,325
Long-term debt and finance lease liabilities, net of current portion (Notes 6 and 7)	520,806	455,565
Lease financing obligations	1,193	1,194
Operating lease liabilities (Note 6)	808,795	808,292
Deferred income taxes, net (Note 8)	—	6,983
Accrued postretirement benefits	2,493	2,555
Other liabilities (Note 5)	22,076	18,084
Total liabilities	1,495,012	1,441,998
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, par value $.01; authorized 20,000,000 shares, issued and outstanding—100 shares	—	—
Voting common stock, par value $.01; authorized—100,000,000 shares, issued—52,723,814 and 51,840,200 shares, respectively, and outstanding—51,474,340 and 51,049,377 shares, respectively	515	510
Additional paid-in capital	302,378	301,251
Retained earnings (accumulated deficit)	(11,113)	11,096
Accumulated other comprehensive income (loss)	(4,587)	622
Treasury stock, at cost	(4,071)	(4,017)
Total stockholders’ equity	283,122	309,462
Total liabilities and stockholders’ equity	$1,778,134	$1,751,460

See accompanying notes to unaudited condensed consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended
	March 29, 2020	March 31, 2019
Revenue
Restaurant sales	$351,518	$290,789
Operating expenses:
Cost of sales	102,927	82,575
Restaurant wages and related expenses	124,575	100,192
Restaurant rent expense	29,454	21,916
Other restaurant operating expenses	57,978	45,605
Advertising expense	13,876	11,872
General and administrative (including stock-based compensation expense of $1,132 and $1,526 respectively)	20,787	19,724
Depreciation and amortization	21,031	15,292
Impairment and other lease charges (Note 4)	2,881	910
Other expense (income), net	56	(2,129)
Total operating expenses	373,565	295,957
Loss from operations	(22,047)	(5,168)
Interest expense	7,140	5,947
Loss before income taxes	(29,187)	(11,115)
Provision (benefit) for income taxes (Note 8)	(6,978)	354
Net loss	$(22,209)	$(11,469)
Basic and diluted net loss per share (Note 13)	$(0.44)	$(0.32)
Shares used in computing net loss per share:
Basic and diluted weighted average common shares outstanding	50,821,101	36,045,137
Comprehensive loss, net of tax:
Net loss	$(22,209)	$(11,469)
Change in valuation of interest rate swap (Note 7)	(5,209)	—
Comprehensive loss	$(27,418)	$(11,469)

See accompanying notes to unaudited condensed consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share and per share amounts)
(Unaudited)

							Accumulated
					Additional	Retained	Other		Total
	Common Stock		Preferred Stock		Paid-In	Earnings	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Income (Loss)	Stock	Equity
Balance, December 29, 2019	51,049,377	$510	100	$—	$301,251	$11,096	$622	$(4,017)	$309,462
Stock-based compensation	—	—	—	—	1,132	—	—	—	1,132
Vesting of non-vested shares	424,963	5	—	—	(5)	—	—	—	—
Net loss	—	—	—	—	—	(22,209)	—	—	(22,209)
Repurchase of treasury stock	—	—	—	—	—	—	—	(54)	(54)
Change in valuation of interest rate swap (Note 7)	—	—	—	—	—	—	(5,209)	—	(5,209)
Balance, March 29, 2020	51,474,340	$515	100	$—	$302,378	$(11,113)	$(4,587)	$(4,071)	$283,122

Balance, December 30, 2018	35,742,427	$357	100	$—	$150,459	$35,511	$(646)	$(141)	$185,540
Stock-based compensation	—	—	—	—	1,526	—	—	—	1,526
Vesting of non-vested shares	371,824	4	—	—	(4)	—	—	—	—
Net loss	—	—	—	—	—	(11,469)	—	—	(11,469)
Adoption of ASC 842, net of taxes (Note 6)	—	—	—	—	—	7,504	—	—	7,504
Balance, March 31, 2019	36,114.251	$361	100	$—	$151,981	$31,546	$(646)	$(141)	$183,101

See accompanying notes to unaudited condensed consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except share and per share amounts)

CARROLS RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 29, 2020	March 31, 2019
Cash flows provided by (used for) operating activities:
Net loss	$(22,209)	$(11,469)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Loss on disposals of property and equipment	50	146
Stock-based compensation	1,132	1,526
Gain on settlement agreement (Note 11)	—	(1,913)
Impairment and other lease charges	2,881	910
Depreciation and amortization	21,031	15,292
Amortization of deferred financing costs	482	299
Amortization of bond premium and discount on debt	67	(238)
Deferred income taxes	(6,983)	346
Change in refundable income taxes	6	(32)
Changes in other operating assets and liabilities	(247)	3,121
Net cash provided by (used for) operating activities	(3,790)	7,988
Cash flows used for investing activities:
Capital expenditures:
New restaurant development	(10,517)	(5,507)
Restaurant remodeling	(5,885)	(7,607)
Other restaurant capital expenditures	(3,475)	(4,474)
Corporate and restaurant information systems	(4,954)	(587)
Total capital expenditures	(24,831)	(18,175)
Properties purchased for sale-leaseback	(12,441)	—
Proceeds from sale-leaseback transactions	13,685	2,302
Proceeds from insurance recoveries	1,385	123
Proceeds from lease incentives	234	—
Net cash used for investing activities	(21,968)	(15,750)
Cash flows provided by financing activities:
Repayments of Term Loan B Facility	(1,063)	—
Borrowings under prior revolving credit facility	—	89,250
Repayments under prior revolving credit facility	—	(83,000)
Borrowings under new revolving credit facility	190,000	—
Repayments under new revolving credit facility	(124,000)	—
Payments on finance lease liabilities	(567)	(476)
Costs associated with financing long-term debt	(314)	(358)
Net cash provided by financing activities	64,056	5,416
Net increase (decrease) in cash and cash equivalents	38,298	(2,346)
Cash and cash equivalents, beginning of period	2,974	4,014
Cash and cash equivalents, end of period	$41,272	$1,668
Supplemental disclosures:
Interest paid on long-term debt	$6,705	$503
Interest paid on lease financing obligations	$26	$26
Accruals for capital expenditures	$5,528	$5,161
Income taxes paid	$—	$(45)

See accompanying notes to unaudited condensed consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except share and per share amounts)

1. Basis of Presentation
Business Description. At March 29, 2020 Carrols Restaurant Group, Inc. ("Carrols Restaurant Group") operated, as franchisee, 1,028 Burger King® restaurants in 23 Northeastern, Midwestern and Southeastern states and 65 Popeyes® restaurants in seven Southeastern states.
Basis of Consolidation. Carrols Restaurant Group, Inc. is a holding company and conducts all of its operations through its direct and indirect wholly-owned subsidiaries Carrols Corporation and New CFH, LLC and their wholly-owned subsidiaries. Carrols Corporation's material direct and indirect wholly-owned subsidiaries (collectively, "Carrols") include its wholly-owned subsidiary Carrols LLC, a Delaware limited liability company, Carrols LLC's wholly-owned subsidiary Republic Foods, Inc., a Maryland corporation ("Republic Foods"). New CFH LLC's material direct and indirect wholly-owned subsidiaries include Alabama Quality, LLC, Carolina Quality, LLC, Frayser Quality, LLC, Nashville Quality, LLC, Frayser Holdings, LLC, Louisiana Quality, LLC, CFH Real Estate, LLC, Tennessee Quality, LLC, TQ Real Estate, LLC and Mirabile Investment Corporation (and together with New CFH, LLC's immaterial direct and indirect subsidiaries, collectively, "New CFH"). Unless the context otherwise requires, Carrols Restaurant Group and its direct and indirect wholly-owned subsidiaries are collectively referred to as the “Company.” All intercompany transactions have been eliminated in consolidation.
Fiscal Year. The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. The three months ended March 29, 2020 and March 31, 2019 each contained thirteen weeks. The 2020 fiscal year will end January 3, 2021 and will contain 53 weeks.
Basis of Presentation. The accompanying unaudited condensed consolidated financial statements as of and for three months ended March 29, 2020 and March 31, 2019 have been prepared without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission and do not include certain of the information and the footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of such unaudited condensed consolidated financial statements have been included. The results of operations for the three months ended March 29, 2020 and March 31, 2019 are not necessarily indicative of the results to be expected for the full year.
These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 29, 2019. The December 29, 2019 consolidated balance sheet data is derived from those audited consolidated financial statements.
Use of Estimates. The preparation of the accompanying unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates include: accrued occupancy costs, insurance liabilities, evaluation for impairment of long-lived assets and franchise rights, lease accounting matters, the valuation of acquired assets and liabilities, valuation of interest-rate swap, and the valuation of deferred income tax assets. Actual results could differ from those estimates.
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
Cash and Cash Equivalents. The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. At both March 29, 2020 and December 29, 2019, the Company did not have any cash invested in money market funds, which are classified as cash equivalents on the condensed consolidated balance sheet.
Fair Value of Financial Instruments. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. In determining fair value, the accounting standards establish a three level hierarchy for inputs used in measuring fair value as follows: Level 1 inputs are quoted prices in active markets for identical assets or liabilities; Level 2 inputs are observable for the asset or liability, either directly or indirectly, including quoted prices in active markets for similar assets or liabilities; and Level 3 inputs are unobservable and reflect the Company's own assumptions. Financial instruments include cash and cash equivalents, trade and other receivables, accounts payable and long-term debt. The carrying amounts of cash and cash equivalents, trade and other receivables and accounts payable approximate fair value because of the short-term nature of these financial instruments. The carrying amount of the Term Loan B Facility at March 29, 2020 and outstanding borrowings on our Revolving Credit Facility approximate fair value because of their variable rates.
The Company recognizes derivatives on the balance sheet at fair value, which is considered Level 2. The Company’s only derivative is an interest rate swap which is designated as a cash flow hedge; therefore, the effective portion of the changes in the fair value of this arrangement are recognized in accumulated other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of the changes in the fair value of this arrangement are immediately recognized in earnings as interest expense. The Company classifies cash inflows and outflows from derivatives within operating activities on the statement of cash flows.
Fair value measurements of non-financial assets and non-financial liabilities are primarily used in the impairment analysis of long-lived assets, goodwill and intangible assets. Long-lived assets and definite-lived intangible assets are measured at fair value on a nonrecurring basis using Level 3 inputs. As described in Note 4, the Company recorded long-lived asset impairment charges of $1.7 million during the three months ended March 29, 2020, and $0.9 million during the three months ended March 31, 2019, respectively.
Recently Issued Accounting Pronouncements. In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses, to introduce new guidance for the accounting for credit losses on instruments within its scope. ASU 2016-13 requires among other things, the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

assets with credit deterioration. This update was effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. The Company adopted this ASU in the first quarter of 2020 and there was no impact on its consolidated financial statements and related disclosures.
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU simplifies the accounting for goodwill by eliminating step 2 from the goodwill impairment test. Under the new ASU, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss will be recognized for the amount by which the carrying amount exceeds its fair value. This update was effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. The Company adopted this ASU in the first quarter of 2020 and there was no impact on its consolidated financial statements and related disclosures.
Subsequent events. The Company reviewed and evaluated subsequent events through the issuance date of the Company’s unaudited condensed consolidated financial statements.
2. Acquisitions
In 2012, as part of an acquisition of restaurants from Burger King Corporation ("BKC"), the Company was assigned BKC's right of first refusal on the sale of franchisee-operated restaurants in 20 states (the "ROFR"). Since the beginning of 2019 through the end of the first quarter of 2020, the Company has acquired an aggregate of 179 Burger King restaurants and 55 Popeyes restaurants from other franchisees in the following transactions, some of which were acquired pursuant to the exercise of the ROFR (in thousands, except number of restaurants):

Closing Date		Number of Restaurants	Purchase Price	Market Location
April 30, 2019	(1)	220	259,083	Southeastern states, primarily TN, MS, LA
June 11, 2019		13	15,788	Baltimore, Maryland
August 20, 2019	(2)	1	1,108	Pennsylvania
		234	275,979

(1)	During the second quarter of 2019, the Company completed the merger with New CFH, LLC (“Cambridge”) and acquired 165 Burger King restaurants and 55 Popeyes restaurants. See further discussion below.

(2)	Acquisitions resulting from the exercise of the ROFR with Burger King.
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

Inventory	$2,839
Prepaid expenses	2,947
Other assets	1,846
Land and buildings	21,257
Restaurant equipment	25,358
Restaurant equipment - subject to finance leases	488
Right-of-use assets	251,431
Leasehold improvements	3,498
Franchise fees	7,300
Franchise rights	174,500
Deferred income taxes	(44,292)
Goodwill	84,060
Finance lease obligations for restaurant equipment	(568)
Operating lease liabilities	(255,897)
Accounts payable	(8,014)
Accrued payroll, related taxes and benefits	(3,133)
Other liabilities	(4,537)
Net assets acquired	$259,083

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

The Company allocated the aggregate purchase price for the 2019 acquisitions other than the Cambridge Merger at their estimated fair values. The following table summarizes the preliminary allocation of the aggregate purchase price for the 2019 acquisitions reflected in the condensed consolidated balance sheets as of March 29, 2020.

Inventory	$158
Restaurant equipment	743
Restaurant equipment - subject to finance leases	150
Right-of-use assets	9,515
Leasehold improvements	6,205
Franchise fees	394
Franchise rights	9,809
Deferred income taxes	29
Goodwill	86
Operating lease liabilities	(9,968)
Finance lease liabilities for restaurant equipment	(185)
Accounts payable	(40)
Net assets acquired	$16,896
Goodwill recorded in connection with the 2019 acquisitions represents costs in excess of fair values assigned to the underlying net assets of acquired restaurants. Acquired goodwill that is expected to be deductible for income tax purposes was $47.2 million in 2019. Deferred income tax assets and liabilities are due primarily to the book and tax bases differences of franchise rights, property and equipment, net favorable and unfavorable leases.
The results of operations for the restaurants acquired are included from the closing date of the respective acquisition. The 2019 acquired restaurants contributed restaurant sales of $68.7 million in the three months ended March 29, 2020. It is impracticable to disclose net earnings for the post-acquisition period for the acquired restaurants as net earnings of these restaurants were not tracked on a collective basis due to the integration of administrative functions, including field supervision.
The unaudited pro forma impact on the results of operations for the restaurants acquired in 2019 for the three months ended March 31, 2019 is included below. The unaudited pro forma results of operations are not necessarily indicative of the results that would have occurred had the acquisitions been consummated at the beginning of the periods presented, nor are they necessarily indicative of any future consolidated operating results. The following table summarizes the Company's unaudited pro forma operating results:

Three Months Ended
March 31, 2019
Total revenue	$367,189
Net loss	$(7,686)
Basic and diluted net loss per share	$(0.21)
This unaudited pro forma financial information does not give effect to any anticipated synergies, operating efficiencies, cost savings or any integration costs related to the acquired restaurants.
The unaudited pro forma financial results exclude transaction costs recorded as general and administrative expenses of $2.7 million during the three months ended March 31, 2019.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

3. Intangible Assets
Goodwill. The Company is required to review goodwill for impairment annually, or more frequently when events and circumstances indicate that the carrying amount may be impaired. If the determined fair value of goodwill is less than the related carrying amount, an impairment loss is recognized. The Company performs its annual impairment assessment as of the last day of its fiscal year and does not believe circumstances have changed since the last assessment date which would make it necessary to reassess the value of its goodwill. There were no recorded goodwill impairment losses during the three months ended March 29, 2020 or March 31, 2019.
Franchise Rights. Amounts allocated to franchise rights for each acquisition of Burger King® and Popeyes® restaurants are amortized using the straight-line method over the average remaining term of the acquired franchise agreements plus one twenty-year renewal period.
The Company assesses the potential impairment of franchise rights whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If an indicator of impairment exists, an estimate of the aggregate undiscounted cash flows from the acquired restaurants is compared to the respective carrying value of franchise rights for each acquisition. If an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value. No impairment charges were recorded related to the Company’s franchise rights for the three months ended March 29, 2020 and March 31, 2019. The change in franchise rights for the three months ended March 29, 2020 is summarized below:

Balance at December 29, 2019	$348,941
Amortization expense	(3,967)
Balance at March 29, 2020	$344,974
Amortization expense related to franchise rights was $4.0 million and $2.0 million for the three months ended March 29, 2020 and March 31, 2019, respectively. The Company expects annual amortization expense to be $14.3 million in 2020 and $13.7 million in each of the following five years.
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
During the three months ended March 29, 2020, the Company recorded impairment and other lease charges of $2.9 million consisting of $1.5 million of initial impairment charges for three underperforming restaurants, capital expenditures of $0.2 million at underperforming restaurants, and $1.2 million of other lease charges primarily from nine restaurants closed during the first quarter of 2020.
During the three months ended March 31, 2019, the Company recorded impairment and other lease charges of $0.9 million consisting of $0.7 million related to initial impairment charges for two underperforming restaurants, capital expenditures of $0.1 million at previously impaired restaurants, and $0.1 million of other lease charges primarily due to the de-imaging of six restaurants closed during the first quarter of 2019.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

5. Other Liabilities, Long-Term
Other liabilities, long-term, at March 29, 2020 and December 29, 2019 consisted of the following:

	March 29, 2020	December 29, 2019
Accrued occupancy costs	$8,054	$8,523
Accrued workers’ compensation and general liability claims	4,620	5,370
Accrued interest rate swap	5,209	—
Deferred compensation	3,905	3,902
Other	288	289
	$22,076	$18,084
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
The right-of-use (“ROU”) lease assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make payments in exchange for that right of use. As the rate implicit within our leases is not readily determinable, the Company uses its incremental borrowing rate which considers the Company's debt issuances and lease term in determining the present value of future payments. The ROU asset is also reduced by lease incentives and initial direct costs and is adjusted by favorable lease assets and unfavorable lease liabilities. Variable lease components represent amounts that are contractually fixed percentage of sales and are recognized in expense as incurred. Leases with an initial term of 12 months or less are not recorded on the balance sheet and are recognized as lease expense on a straight-line basis over the lease term. The Company does not account for lease components (e.g., fixed payments including rent, real estate taxes and insurance costs) separately from the non-lease components.
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

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

Lease Cost
The components and classification of lease expense for the three months ended March 29, 2020 and March 31, 2019 are as follows:

		Three Months Ended
Lease cost	Classification	March 29, 2020	March 31, 2019
Operating lease cost (1)	Restaurant rent expense	$25,471	$18,294
Operating lease cost	General and administrative	98	74
Variable lease cost	Restaurant rent expense	4,105	3,800
Sublease income	Restaurant rent expense	(122)	(178)
Finance lease cost:
Amortization of right-of-use assets	Depreciation and amortization	445	476
Interest on lease liabilities	Interest expense	46	71
Total lease cost		$30,043	$22,537

(1)	Includes short-term leases which are not material.
Other Information
Supplemental cash flow information related to leases for the three months ended March 29, 2020 and March 31, 2019 are as follows:

	Three Months Ended
	March 29, 2020	March 31, 2019
Gain (loss) on sale-leaseback transactions	$(244)	$93
Lease assets and liabilities resulting from lease modifications and new leases	$16,759	$15,952
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$24,733	$17,366
Operating cash flows from finance leases	$46	$71
Financing cash flows from finance leases	$567	$476

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

7. Long-Term Debt
Long-term debt at March 29, 2020 and December 29, 2019 consisted of the following:

	March 29, 2020	December 29, 2019
Collateralized:
Senior Credit Facility:
Term Loan B Facility	$421,813	$422,875
Revolving credit borrowings	111,750	45,750
Finance lease liabilities	1,958	2,524
	535,521	471,149
Less: current portion of long-term debt and finance lease liabilities	(5,437)	(5,866)
Less: unamortized debt issuance costs	(7,395)	(7,768)
Less: unamortized original issue discount	(1,883)	(1,950)
Total Long-term debt	$520,806	$455,565
On April 30, 2019, the Company entered into a senior secured credit facility in an aggregate principal amount of $550.0 million, consisting of (i) a Term Loan B Facility in an aggregate principal amount of $425.0 million (the “Term Loan B Facility”) maturing on April 30, 2026 and (ii) a revolving credit facility (including a sub-facility of $35.0 million for standby letters of credit) in an aggregate principal amount of $125.0 million maturing on April 30, 2024 (the “Revolving Credit Facility” and, together with the Term Loan B Facility, (as amended, the “Senior Credit Facilities”). On December 13, 2019, the Company entered into the First Amendment to Credit Agreement (the "First Amendment") which amended a financial covenant under the Senior Credit Facilities applicable solely with respect to the Revolving Credit Facility that previously required the Company to maintain quarterly a Total Net Leverage Ratio (as defined in the Senior Credit Facilities) of not greater than 4.75 to 1.00 (measured on a most recent four quarter basis), to now require that the Company maintain only a First Lien Leverage Ratio (as defined in the Senior Credit Facilities) of not greater than 5.75 to 1.00 (as measured on a most recent four quarter basis) if, and only if, on the last day of any fiscal quarter (beginning with the fiscal quarter ended December 29, 2019), the sum of the aggregate principal amount of outstanding revolving credit borrowings under the Revolving Credit Facility and the aggregate face amount of letters of credit issued under the Revolving Credit Facility (excluding undrawn letters of credit in an aggregate face amount up to $12.0 million) exceeds 35% of the aggregate amount of the maximum revolving credit borrowings under the Revolving Credit Facility. The First Amendment also reduced the aggregate maximum revolving credit borrowings under the Revolving Credit Facility by $10.0 million to a total of $115.0 million.
On March 25, 2020, the Company entered into the Second Amendment to its Senior Credit Facilities (the "Second Amendment"). The Second Amendment increased the aggregate maximum commitments available for revolving credit borrowings (including standby letters of credit) under the Revolving Credit Facility (the "Revolving Committed Amount") by $15.4 million to a total of $130.4 million.
The Second Amendment also amended the definition of Applicable Margin (such definition and all other definitions used herein and otherwise not defined herein shall have the meanings set forth in the Senior Credit Facilities) to provide that on and after the date of the Second Amendment (the "Second Amendment Effective Date"), the Applicable Margin for borrowings under the Revolving Credit Facility (including Letter of Credit Fees) shall be at a rate per annum equal to (a) for so long as the Revolving Committed Amount is greater than $115.0 million, (i) for the period commencing on the Second Amendment Effective Date and including the date that is 179 days after the Second Amendment Effective Date, 3.5% for LIBOR Rate Loans and 2.5% for Alternate Base Rate Loans, (ii) for the period commencing on the date that is 180 days after the Second Amendment Effective Date, through and including the date that is 269 days after the Second Amendment Effective Date, 4.25% for LIBOR Rate Loans and 3.25% for Alternate Base Rate Loans, (iii) for the period commencing on the date that is 270 days after the Second Amendment Effective Date, through and including the date that is 364 days after the Second Amendment Effective Date, 4.5% for LIBOR Rate Loans and 3.5% for Alternate Base Rate Loans and (iv) for the period commencing on the date that is 365 days after the Second

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

Amendment Effective Date and thereafter, 4.75% for LIBOR Rate Loans and 3.75% for Alternate Base Rate Loans and (b) for so long as the Revolving Committed Amount is equal to or less than $115.0 million, 3.5% for LIBOR Rate Loans and 2.5% for Alternate Base Rate Loans.
The Second Amendment also provides that beginning on the 180th day after the Second Amendment Effective Date and for so long as the Revolving Committed Amount is greater than $115.0 million, the Company shall pay to the Administrative Agent, for the ratable benefit of the Revolving Facility Lenders, a commitment fee (the "Ticking Fee") on the average daily amount of the Revolving Committed Amount at a rate per annum equal to (a) 0.125% for the 180th day after the Second Amendment Effective Date through and including the 269th day after the Second Amendment Effective Date, (b) 0.25% for the 270th day after the Second Amendment Effective Date through and including the 364th day after the Second Amendment Effective Date and (c) 1.00% for the 365th day after the Second Amendment Effective Date and thereafter. The Second Amendment provides that the Ticking Fee will be due and payable quarterly in arrears (calculated on a 360-day basis) on the last Business Day of each calendar quarter and will accrue from the 180th day after the Second Amendment Effective Date for so long as the Revolving Committed Amount is greater than $115.0 million. The Second Amendment also provides that the Company shall use the proceeds of an Extension of Credit which results in the sum of the aggregate principal amount of outstanding Revolving Loans plus the aggregate amount of LOC Obligations equaling an amount in excess of $115.0 million, solely for ongoing operations of the Company and its subsidiaries and shall not be held as cash on the balance sheet. Pursuant to the Letter Agreement dated as of March 25, 2020 among the Company, Wells Fargo Securities, LLC, Wells Fargo Bank, National Association and Truist Bank, the Company agreed to defer rent payments totaling approximately $2.4 million per month under certain real property leases for the period between April 1, 2020 through and including June 30, 2020. The Company and the lessor under each of such leases has agreed to the deferral of rent payments under such leases for such period and that any such deferred rent under such leases shall be due and payable by the Company on July 1, 2020.
On April 8, 2020, the Company entered into the Third Amendment to its Senior Credit Facilities which increased the aggregate maximum commitments available for revolving credit borrowings (including standby letters of credit) under the Revolving Credit Facility by $15.4 million to a total of $145.8 million.
On April 16, 2020, the Company entered into the Fourth Amendment to our Senior Credit Facilities (the "Fourth Amendment"). The Fourth Amendment permits the Company to incur and, if necessary, repay indebtedness incurred pursuant to the Paycheck Protection Program (the "PPP") under the Coronavirus Aid, Relief and Economic Security Act, as amended (the "CARES Act"). The Company has determined that it will not be borrowing under the PPP.
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
The Senior Credit Facilities contain certain covenants, including without limitation, those limiting the Company’s and its subsidiaries' ability to, among other things, incur indebtedness, incur liens, sell or acquire assets or businesses, change the character of its business in all material respects, engage in transactions with related parties, make certain investments, make certain restricted payments or pay dividends. In addition, the Senior Credit Facilities require the Company to meet a First Lien Leverage Ratio (as defined in the Senior Credit Facilities). The Company was in compliance with the covenants under its Senior Credit Facilities at March 29, 2020.
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

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

At March 29, 2020 borrowings under the Revolving Credit Facility bore interest, at a rate per annum equal to (i) the Alternate Base Rate (as defined in the Senior Credit Facilities) plus 2.50% or (b) LIBOR Rate (as defined in the Senior Credit Facilities) plus 3.50%.
At March 29, 2020 borrowings under the Term Loan B Facility bore interest, at a rate per annum equal to (i) the Alternate Base Rate (as defined in the Senior Credit Facilities) plus 2.25% or (b) LIBOR Rate (as defined in the Senior Credit Facilities) plus 3.25%.
The weighted average interest rate for borrowings under the Senior Credit Facilities for the three months ended March 29, 2020 was 4.9% and for the Notes and borrowings under our prior senior credit facility for three months ended March 31, 2019 was 7.9%.
The weighted average interest rate on long-term debt, excluding lease financing obligations, for the three months ended March 29, 2020 and March 31, 2019 as 4.9% and 7.9%, respectively.
In March 2020, The Company entered into an interest rate swap agreement with its lenders to mitigate the risk of increases in the variable interest rate related to term loan borrowings under the Term Loan B Facility. The interest rate swap fixes the interest rate on 50% of the outstanding term loan borrowings under the Term Loan B Facility at 0.915% plus the applicable margin in its Senior Credit Facilities. The agreement matures on February 28, 2025 and has a notional amount of $220.0 million at March 29, 2020. The differences between the variable LIBOR rate and the interest rate swap rate of 0.915% are settled monthly. The Company has not made any payments to settle the interest rate swap during the three months ended March 29, 2020. The fair value of the Company's interest rate swap agreement was a liability of $5.2 million as of March 29, 2020 and is included in long-term other liabilities in the accompanying consolidated balance sheets. Changes in the valuation of the Company's interest rate swap were included as a component of other comprehensive income and will be reclassified to earnings as the losses are realized. The Company expects to reclassify net losses totaling $1.5 million into earnings in the next twelve months.
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
The Term Loan B Facility borrowings are due and payable in quarterly installments, which began on September 30, 2019. Amounts outstanding at March 29, 2020 are due and payable as follows:
(i) twenty-four quarterly installments of $1.1 million;
(ii) one final payment of $396.3 million on April 30, 2026.
As of March 29, 2020, there were $111.8 million of revolving credit borrowings outstanding and $9.7 million of letters of credit issued under the Revolving Credit Facility. After reserving for issued letters of credit and outstanding revolving credit borrowings, $9.0 million was available for revolving credit borrowings under the Senior Credit Facilities at March 29, 2020.
8% Senior Secured Second Lien Notes due 2022. On April 29, 2015, the Company issued $200.0 million principal amount of 8.0% Notes and on June 23, 2017, the Company issued an additional $75.0 million principal amount of 8.0% Notes. The 8% Notes were to mature and were payable on May 1, 2022. Interest was payable semi-annually on May 1 and November 1. The 8% Notes were guaranteed by the Company's subsidiaries and were secured by second-priority liens on substantially all of the Company's and its subsidiaries' assets (including a pledge of all of the capital stock and equity interests of its subsidiaries). The 8% notes were redeemed as part of the refinancing related to the Cambridge Acquisition on April 30, 2019.

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
All amounts outstanding under the prior senior credit facility were repaid as part of the refinancing related to the Cambridge Acquisition on April 30, 2019.

8. Income Taxes
The provision (benefit) for income taxes for the three months ended March 29, 2020 and March 31, 2019 was comprised of the following:

	Three Months Ended
	March 29, 2020	March 31, 2019
Current	$5	$12
Deferred	(9,131)	342
Change in valuation allowance	2,148	—
Provision (benefit) for income taxes	$(6,978)	$354
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.
The Company has performed an assessment of positive and negative evidence regarding the realization of its deferred income tax assets at March 29, 2020 as required by ASC 740. Under ASC 740, the weight given to negative and positive evidence is commensurate only to the extent that such evidence can be objectively verified. ASC 740 also prescribes that objective evidence, in particular the Company’s three-year cumulative loss position at March 29, 2020, be given greater weight than subjective evidence, including the Company’s forecasts of future taxable income, which include assumptions that cannot be objectively verified. The Company considers all available positive and negative evidence and determines, based on the required weight of the evidence under ASC 740, whether a valuation allowance is necessary for any of its deferred tax assets at each reporting period. During the first quarter of 2020, due to forecasted losses for 2020, the Company determined that an incremental valuation allowance was needed for its net deferred income tax assets at March 29, 2020.
The benefit for income taxes for the three months ended March 29, 2020 was derived using an estimated effective annual income tax rate for all of 2020 of 31.3%, which excludes any discrete tax adjustments. The difference compared to the statutory rate for 2020 is attributed to the benefits of federal employment credits which are not directly related to the amount of pre-tax loss recorded in a period. Accordingly, in periods where recorded pre-tax income (loss) is relatively small, the proportional effect of these items on the effective tax rate may be significant. There were no discrete adjustments for the three months ended March 29, 2020.
On March 27, 2020, the United States enacted the CARES Act as a response to the economic uncertainty resulting from COVID-19. The CARES Act includes modifications for net operating loss carryovers and carrybacks, limitations of business interest expense for tax, immediate refund of alternative minimum tax (AMT) credit carryovers as well as a technical correction to the Tax Cuts and Jobs Act of 2017, referred to herein as the U.S. Tax Act, for qualified improvement property. The CARES Act also provides for deferred payment of the employer portion of social security taxes through the end of 2020, with 50% of the deferred amount due December 31, 2021 and the remaining 50% due December 31, 2022. As of March 31, 2020, the Company expects that the carryback of NOL's will not have an impact on its current tax attributes.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

The provision for income taxes for the three months ended March 31, 2019 was derived using an estimated effective annual income tax rate for all of 2019 of (3.1)%, which excludes any discrete tax adjustments and was below the statutory rate due to the effect of fixed employment tax credits on taxable income. The benefits of federal employment credits are not directly related to the amount of pre-tax income recorded in a period. Accordingly, in periods where recorded pre-tax income is relatively small, the proportional effect of these items on the effective tax rate may be significant. There were no discrete adjustments for the three months ended March 31, 2019.
As of March 29, 2020, the Company had federal net operating loss carryforwards of approximately $145.0 million which expire beginning in 2033. The Company's state net operating loss carryforwards expire beginning in 2021 through 2038.
The Company's policy is to recognize interest and/or penalties related to uncertain tax positions in income tax expense. At March 29, 2020 and December 29, 2019, the Company had no unrecognized tax benefits and no accrued interest related to uncertain tax positions. The tax years 2014 - 2019 remain open to examination by the major taxing jurisdictions to which the Company is subject. Although it is not reasonably possible to estimate the amount by which unrecognized tax benefits may increase within the next twelve months due to the uncertainties regarding the timing of examinations, the Company does not expect unrecognized tax benefits to significantly change in the next twelve months.

9. Stock-Based Compensation
Stock-based compensation expense for the three months ended March 29, 2020 and March 31, 2019 was $1.1 million and $1.5 million, respectively. During the three months ended March 29, 2020, the Company granted 790,000 non-vested restricted shares to certain employees and officers of the Company and 73,128 non-vested restricted shares to outside directors of the Company. These shares vest, become non-forfeitable and are being expensed over their three-year vesting period.
A summary of all non-vested shares activity for the three months ended March 29, 2020 was as follows:

	Shares	Weighted Average Grant Date Price
Non-vested at December 29, 2019	790,823	$11.35
Granted	863,128	$5.42
Vested	(404,477)	$12.16
Non-vested at March 29, 2020	1,249,474	$6.99
The fair value of non-vested shares is based on the closing price on the date of grant. As of March 29, 2020, the total non-vested unrecognized stock-based compensation expense was approximately $8.0 million and the remaining weighted average vesting period for non-vested shares was 2.4 years. The Company expects to record an additional $3.2 million in stock-based compensation expense related to the vesting of these awards for the remainder of 2020.
The Company has issued restricted stock units (“RSUs”) on shares of the Company's common shares to certain eligible employees. During the three months ended March 29, 2020, 20,486 RSUs vested at a weighted average price of $2.92 per share into shares of the Company's common stock.
A summary of all RSU activity for the three months ended March 29, 2020 was as follows:

Units
Non-vested at December 29, 2019	57,942
Vested	(20,486)
Non-vested at March 29, 2020	37,456
10. Commitments and Contingencies
Lease Guarantees. Fiesta Restaurant Group, Inc. ("Fiesta"), a former wholly-owned subsidiary of the Company, was spun-off in 2012 to the Company's stockholders. As of March 29, 2020, the Company is a guarantor under 27 Fiesta restaurant property leases, of which all except for one is still operating, with lease terms expiring on various dates through 2030. The Company is fully liable for all obligations under the terms of the leases in the event that Fiesta fails to pay any sums due under the lease, subject to indemnification provisions of a Separation and Distribution Agreement entered into in connection with the spin-off of Fiesta.
The maximum potential amount of future undiscounted rental payments the Company could be required to make under these leases at March 29, 2020 was $10.3 million. The obligations under these leases will generally continue to decrease over time as these operating leases expire. No payments related to these guarantees have been made by the Company to date and none are expected to be required to be made in the future. The Company has not recorded a liability for $10.3 million of these guarantees in accordance with ASC 460 - Guarantees as Fiesta has indemnified the Company for all such obligations and the Company did not believe it was probable it would be required to perform under any of the guarantees or direct obligations.
Litigation. The Company is a party to various litigation matters that arise in the ordinary course of business. The Company does not believe that the outcome of any of these other matters meet the disclosure or recognition standards, nor will they have a material adverse effect on its consolidated financial statements.
11. Transactions with Related Parties
In connection with an acquisition of restaurants from BKC in 2012, the Company issued to BKC 100 shares of Series A Convertible Preferred Stock, which was exchanged for 100 shares of newly issued Series B Convertible Preferred Stock ("Series B Preferred Stock") in 2018, and as of March 29, 2020 is convertible into approximately 15.2% of the outstanding shares of the Company's common stock after giving effect to the conversion of the Series B Preferred Stock. Pursuant to the terms of the Series B Preferred Stock, BKC together with certain other entities that are both affiliates of BKC and either Restaurant Brands International or Restaurant Brands International Limited Partnership (collectively "RBI") are entitled to elect two representatives on the Company's board of directors.
The Company operates its Burger King® restaurants under franchise agreements with BKC and its Popeyes® restaurants under franchise agreements with Popeyes Louisiana Kitchen, Inc. ("PLK"). These franchise agreements generally provide for an initial term of twenty years and currently have an initial franchise fee of fifty thousand dollars. Any franchise agreement, including renewals, can be extended at the Company's discretion for an additional 20 year term, with BKC's and PLK's approval, provided that, among other things, the restaurant meets the current restaurant image standard and the Company is not in default under terms of the franchise agreement. In addition to the initial franchise fee, the Company generally pays BKC a monthly royalty at a rate of 4.5% of Burger King restaurant sales and PLK a weekly royalty at a rate of 5.0% of Popeyes restaurant sales. Royalty expense was $15.1 million and $12.4 million in the three months ended March 29, 2020 and March 31, 2019, respectively.
The Company is also generally required to contribute 4% of restaurant sales from its restaurants to an advertising fund utilized by BKC and PLK for its advertising, promotional programs and public relations activities, and additional amounts for additional local advertising in markets that approve such advertising. Advertising expense associated with these expenditures was $13.4 million and $11.5 million in the three months ended March 29, 2020 and March 31, 2019, respectively.
As of March 29, 2020, the Company leased 244 of its restaurant locations from BKC and 111 of these locations are subleased by BKC from various third party lessors. Aggregate rent under these BKC leases was $6.7 million and $6.8 million for the three months ended March 29, 2020 and March 31, 2019, respectively. The Company does not believe that such lease terms have been significantly affected by the fact that the Company and BKC are deemed to be related parties.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

As of March 29, 2020 and December 29, 2019, the Company owed BKC and PLK $12.7 million and $14.0 million, respectively, related to the payment of advertising, royalties, rent and real estate taxes, which is remitted on a monthly basis.

The Company and BKC have entered into an Area Development and Remodeling Agreement ("Area Development Agreement") commencing on April 30, 2019 and ending on September 30, 2024, which supersedes the Operating Agreement dated as of May 30, 2012, as amended, between Carrols LLC and BKC. Pursuant to the Area Development Agreement, BKC assigned its right of first refusal under its franchise agreements with its franchisees to purchase all of the assets of a Burger King restaurant on the same terms proposed between such franchisee and a third party purchaser (the “ADA ROFR”), in 16 states and a limited number of counties in four additional states, and granted franchise pre-approval to acquire Burger King restaurants until the date that Carrols LLC has acquired more than an aggregate of an additional 500 Burger King restaurants excluding those restaurants the Company acquired in the Cambridge Merger. The continued assignment of the ADA ROFR is potentially subject to suspension at BKC's discretion in the event of non-compliance by Carrols LLC with certain terms as set forth in the Area Development Agreement. In 2019 Carrols LLC paid to BKC the total consideration of $3.0 million for the ADA ROFR.
The Company has assumed Cambridge's development agreement for Popeyes®, which includes a right of first refusal for acquisitions in two southern states, as well as a development commitment to open, build and operate approximately 80 new Popeyes® restaurants over six years.
In the first quarter of 2019, the Company received $1.9 million, recorded as other income, related to a settlement with BKC for their approval of new restaurant development by other franchisees which unfavorably impacted the Company's restaurants.
12. Stockholders' Equity

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
At March 29, 2020, $21.0 million was available to repurchase shares under the Repurchase Program. Shares repurchased are being held in treasury until they are retired at the discretion of the Board of Directors.

13. Net Loss per Share
The Company applies the two-class method to calculate and present net loss per share. The Company's non-vested share awards and Series B Preferred Stock contain non-forfeitable rights to dividends and are considered participating securities for purposes of computing net loss per share pursuant to the two-class method. Under the two-class method, net earnings are reduced by the amount of dividends declared (whether paid or unpaid) and the remaining undistributed earnings are then allocated to common stock and participating securities, based on their respective rights to receive dividends. As the Company incurred a net loss for the three months ended March 29, 2020, and losses are not allocated to participating securities under the two-class method, such method is not applicable for the aforementioned interim reporting periods.

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
The following table sets forth the calculation of basic and diluted net loss per share:

	Three Months Ended
	March 29, 2020	March 31, 2019
Basic net loss per share:
Net loss	$(22,209)	$(11,469)
Weighted average common shares outstanding	50,821,101	36,045,137
Basic net loss per share	$(0.44)	$(0.32)
Diluted net loss per share:
Net loss	$(22,209)	$(11,469)
Shares used in computing diluted net loss per share	50,821,101	36,045,137
Diluted net loss per share	$(0.44)	$(0.32)
Shares excluded from diluted net loss per share computations (1)	10,664,054	10,307,431

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
15. Subsequent Events
In March 2020, the World Health Organization declared the COVID-19 outbreak to be a global pandemic, which continues to spread throughout the United States. The COVID-19 has significantly impacted the communities the Company's restaurants operate in as federal, state and local governments have taken a series of actions to contain its spread. Customer traffic declined at our restaurants as social distancing policies have impacted consumer behavior. In March 2020, the Company closed its dining rooms in all restaurants, temporarily closed 46 restaurants that were geographically close to other restaurants, and modified operating hours in line with local ordinances and day-part sales trends.
Throughout the course of this evolving COVID-19 outbreak, the Company has been adapting its business in order continue operating safely. To support the health and safety of our employees and customers, the Company mandated the use of masks and contactless procedures in its restaurants, the use of sanitizers and requiring team members' temperatures be taken at the beginning of each shift. The Company also implemented a work-from-home policy for all non-restaurant personnel.
Additionally, the Company has strengthened and preserved its liquidity in light of the emerging economic conditions. The Company has been in contact with its major suppliers and at this point, has not experienced any material disruption in its supply chains. The Company has contacted each of its landlords to potentially negotiate accommodations to preserve cash. Further, the Company increased the borrowing capacity under its Senior Credit Facilities as described in Note 7.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

While the COVID-19 pandemic has negatively impacted the Company's customer traffic in March and April of 2020, the immediate actions taken to continue drive-thru and carry-out business operations and secure liquidity have minimized the financial impact on the Company's results of operations, financial condition and cash flows.
However, given the uncertainty as to when or the manner in which the conditions surrounding the COVID-19 pandemic will change and the related continued economic uncertainty, including but not limited to stock price volatility, lower customer traffic and governmental restrictions on restaurant businesses, in the future the Company may determine that non-cash impairment adjustments to the carrying value of its assets, including goodwill and other intangible assets, could be required. The likelihood or the amount of an impairment charge cannot be reasonably estimated at this time.
ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
We operate on a 52 or 53 week fiscal year ending on the Sunday closest to December 31. Our fiscal quarters are comprised of 13 weeks, with the exception of the fourth quarter of a 53 week year, which contains 14 weeks. Our fiscal year ended December 29, 2019 contained 52 weeks and our fiscal year ending January 3, 2021 will contain 53 weeks.
Introduction
The following Management's Discussion and Analysis of Financial Condition and Results of Operations (or "MD&A") is written to help the reader understand our company. The MD&A is provided as a supplement to, and should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and the accompanying financial statement notes appearing elsewhere in this report and our Annual Report on Form 10-K for the year ended December 29, 2019. The overview provides our perspective on the individual sections of MD&A, which include the following:
Company Overview—a general description of our business and our key financial measures.
Recent and Future Events Affecting Our Results of Operations—a description of recent events that affect, and future events that may affect, our results of operations.
Results from Operations—an analysis of our results of operations for the three months ended March 29, 2020 compared to the three months ended March 31, 2019 including a review of material items and known trends and uncertainties.
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

Company Overview
We are one of the largest restaurant companies in the United States and have been operating restaurants for more than 55 years. We are the largest Burger King® franchisee in the United States, based on number of restaurants. Carrols Restaurant Group, Inc. and our consolidated subsidiaries (collectively, "Carrols Restaurant Group", the "Company", “we”, “our” or “us”) operated, as franchisee, excluding restaurants temporarily closed at March 29, 2019 due to COVID-19, a total of 1,093 restaurants in 23 states as of March 29, 2020 under the trade names of Burger King® and Popeyes®. As of March 29, 2020, we operated, as franchisee, 1,028 Burger King restaurants in 23 Northeastern, Midwestern and Southeastern states and operated, as franchisee, 65 Popeyes restaurants in 7 Southeastern states.

Any reference to “BKC” refers to Burger King Corporation and its indirect parent company, Restaurant Brands International Inc. (“RBI”). Any reference to “PLK” refers to Popeyes Louisiana Kitchen, Inc. and its indirect parent company, RBI.
The following is an overview of the key financial measures discussed in our results of operations:

•
Restaurant sales consist of food and beverage sales at our restaurants, net of sales discounts and excluding sales tax collected. Restaurant sales are influenced by changes in comparable restaurant sales, menu price increases, new restaurant development, and acquisitions and closures of restaurants of restaurants. Comparable restaurant sales reflect the change in year-over-year sales for a comparable restaurant base. Restaurants we acquire are included in comparable restaurant sales after they have been owned for 12 months and immediately after they re-open following a remodel. Newly developed restaurants are included in comparable restaurant sales after they have been open for 15 months. For comparative purposes, where applicable, the calculation of the changes in comparable restaurant sales is based either on a 53-week or 52-week year.

•
Other revenue consists of fuel sales, food sales and sales of other convenience merchandise and services from the six convenience stores acquired as part of the Cambridge Acquisition. The six convenience stores were closed in the fourth quarter of 2019.

•
Cost of sales consists of food, paper and beverage costs including packaging costs, less purchase discounts and vendor rebates. Cost of sales is generally influenced by changes in commodity costs, the mix of items sold and the level of promotional discounting and the effectiveness of our restaurant-level controls to manage food and paper costs. In 2019 cost of sales also included lower margin fuel costs, relative to our restaurant cost of sales for the six convenience stores acquired as part of the Cambridge Acquisition.

•
Restaurant wages and related expenses include all restaurant management and hourly productive labor costs and related benefits, employer payroll taxes and restaurant-level bonuses. Payroll and related benefits are subject to inflation, including minimum wage increases and increased costs for health insurance, workers’ compensation insurance and federal and state unemployment insurance.

•	Restaurant rent expense includes base rent and variable rent on our leases characterized as operating leases.

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

•
EBITDA, Adjusted EBITDA, Adjusted Restaurant-Level EBITDA and Adjusted Net Income (Loss). EBITDA, Adjusted EBITDA, Adjusted Restaurant-Level EBITDA and Adjusted Net Income (Loss) are non-GAAP financial measures. EBITDA represents net income (loss) before income taxes, interest expense and depreciation and amortization. Adjusted EBITDA represents EBITDA adjusted to exclude impairment and other lease charges, acquisition costs, loss on extinguishment of debt, stock compensation expense and other income or expense. Adjusted Restaurant-Level EBITDA represents income (loss) from operations adjusted to exclude general and administrative expenses, depreciation and amortization, impairment and other lease charges and other income or expense. Adjusted Net Income (Loss) represents net income (loss) adjusted to exclude loss on extinguishment of debt, impairment and other lease charges, acquisition costs, pre-opening and litigation costs, legal settlement gains and other income and expense and the related income tax effect of these adjustments.

•
We are presenting Adjusted EBITDA, Adjusted Restaurant-Level EBITDA and Adjusted Net Income (Loss) because we believe that they provide a more meaningful comparison than EBITDA and net income of our core business operating results, as well as with those of other similar companies. Additionally, we present Adjusted Restaurant-Level EBITDA because it excludes the impact of general and administrative expenses and other income or expense, which are not directly related to restaurant-level operations. Management believes that Adjusted EBITDA and Adjusted Restaurant-Level EBITDA, when viewed with our results of operations in accordance with GAAP and the accompanying reconciliations on page 34, provide useful information about operating performance and period-over-period growth, and provide additional information that is useful for evaluating the operating performance of our core business without regard to potential distortions. Additionally, management believes that Adjusted EBITDA and Adjusted Restaurant-Level EBITDA permit investors to gain an understanding of the factors and trends affecting our ongoing cash earnings, from which capital investments are made and debt is serviced.

•
However, EBITDA, Adjusted EBITDA, Adjusted Restaurant-Level EBITDA and Adjusted Net Income (Loss) are not measures of financial performance or liquidity under GAAP and, accordingly, should not be considered as alternatives to net income, income from operations or cash flow from operating activities as indicators of operating performance or liquidity. Also, these measures may not be comparable to similarly titled captions of other companies. For the reconciliation between net income to EBITDA, Adjusted EBITDA and Adjusted Net Income (Loss) and the reconciliation of income from operations to Adjusted Restaurant-Level EBITDA, see page 34.

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

•
Depreciation and amortization primarily includes the depreciation of fixed assets, including equipment, owned buildings and leasehold improvements utilized in our restaurants, the amortization of franchise rights from our acquisitions of restaurants and the amortization of franchise fees paid to BKC and PLK.

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

Recent and Future Events Affecting our Results of Operations
Impact of the COVID-19 Pandemic
In response to the COVID-19 pandemic and the impact it has had on significantly reducing restaurant sales beginning in March 2020 and to the deterioration of the economy in general, we have taken several steps to adapt our business and strengthen and preserve our liquidity:

•
The impact of the COVID-19 pandemic on restaurant sales at our Burger King restaurants began during the week ended March 15, 2020 and during the week ended March 29, 2020 comparable restaurant sales decreased 33.8% compared to the prior year week. Comparable restaurant sales at our Burger King restaurants have improved since the week ended March 29, 2020 and decreased 6.4% for the week ended May 3, 2020 compared to the prior year week. In general our restaurant sales declined at our restaurants as the various states where we operate issued shelter-at -home orders.

•
Operationally we temporarily closed 46 restaurants in late March 2020 and early April 2020 that were geographically close to another of our restaurants. All of our other restaurants are open and we are continuing to serve all of our drive-thru and take-out customers, which comprised 75% of our restaurant sales in 2019, and we launched delivery services in March and April at a majority of our restaurants. We also modified our operating hours and appropriate levels of labor in line with local ordinances and based on day-part sales trends.

•
As discussed below we increased revolving credit borrowing capacity under our Revolving Credit Facility by $30.8 million to a total of $145.8 million. In the first quarter of 2020 we borrowed on our Revolving Credit Facility to protect against the potential for a prolonged pandemic coupled with financial market illiquidity.

•
We have also reduced our planned capital expenditures to only the completion of restaurant development previously started in the fourth quarter of 2019, of which approximately $25 million was incurred in the first quarter of 2020, and to critical restaurant maintenance issues.

•
We have taken steps to reduce regional and corporate overhead by $5 million to $7 million annually by streamlining our regional management and support structure, instituting a 10% reduction in all non-restaurant wages and enacting a company-wide hiring freeze.

•
As allowed under the Coronavirus Aid, Relief and Economic Security Act, as amended (the "CARES Act"), we are deferring payment of the employer portion of Social Security taxes through the end of 2020. The amount of the cumulative deferral at the end of 2020 is currently estimated to be $17 million to $19 million, of which 50% is payable on each of December 31, 2021 and December 31, 2022.

•	We are working with our landlords to negotiate reduced or deferred 2020 cash rent obligations.

•	We have optimized ongoing payment terms with our key vendors and suppliers and have utilized deferral opportunities with our utility vendors in the short term.

•	We suspended any acquisition activity and share repurchases.
To support the health and safety of our employees, beginning in March 2020 we have mandated the use of masks, and contactless procedures in our restaurants, the use of sanitizers and requiring team members' temperatures be taken at the beginning of each shift. We also suspended all non-essential travel for our employees and implemented a work-from-home policy for all non-restaurant personnel.
Cambridge Merger
On April 30, 2019, we completed the merger with New CFH, LLC, a former subsidiary of Cambridge Franchise Holdings, LLC ("Cambridge") and acquired 165 Burger King® restaurants, 55 Popeyes® restaurants and six convenience stores (the "Cambridge Acquisition"). Cambridge received a total of approximately 14.9 million shares of our common stock, after conversion of all of the preferred stock initially issued to Cambridge in the Cambridge Acquisition. All shares of common stock issued to Cambridge are subject to a two year restriction on sale or transfer subject to certain limited exceptions.
Area Development and Remodeling Agreement
The Company, Carrols Corporation, Carrols LLC, and BKC entered into the Area Development and Remodeling Agreement (the "ADA") which commenced on April 30, 2019 and ends on September 30, 2024, and which superseded the Operating Agreement dated as of May 30, 2012, as amended, between Carrols LLC and BKC. Pursuant to the ADA, BKC assigned to Carrols LLC, for a cost of $3.0 million, the right of first refusal on the sale of franchisee-operated restaurants in 16 states and a limited number of counties in four additional states, and granted franchise pre-approval to acquire Burger King restaurants until the date that we have acquired more than an aggregate of an additional 500 Burger King restaurants excluding those restaurants we acquired in the Cambridge Acquisition ("ADA ROFR").
Carrols LLC agreed to open, build and operate a total of 200 new Burger King restaurants including 32 additional Burger King restaurants by September 30, 2020 (which has been extended by 90 days), 41 additional Burger King restaurants by September 30, 2021, 41 additional Burger King restaurants by September 30, 2022, 40 additional Burger King restaurants by September 30, 2023 and 39 additional Burger King restaurants by September 30, 2024, subject to and in accordance with the terms of the ADA. In addition, Carrols LLC agreed to remodel or upgrade a total of 748 Burger King restaurants to BKC’s Burger King of Tomorrow restaurant image, including 130 additional Burger King restaurants by September 30, 2020 (which has been extended by 90 days), 118 additional Burger King restaurants by September 30, 2021, 131 additional Burger King restaurants by September 30, 2022, 138 additional Burger King restaurants by September 30, 2023 and 141 additional Burger King restaurants by September 30, 2024, subject to and in accordance with the terms of the ADA.
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
On October 1 of each year following the commencement date of the ADA, Carrols LLC will pay BKC pre-paid franchise fees in the following remaining amounts which will be applied to new Burger King restaurants opened and operated by Carrols LLC; (a) $2,050,000 on October 1, 2020, (b) $2,050,000 on October 1, 2021, (c) $2,000,000 on October 1, 2022 and (d) $1,950,000 on October 1, 2023.
Through the Cambridge Acquisition, we have also assumed a development agreement for Popeyes®, which includes an assignment by PLK of its right of first refusal under its franchise agreements with its franchisees for acquisitions in two southern states, as well as a development commitment to open, build and operate approximately 80 new Popeyes® restaurants over six years.
Restaurant Acquisitions
From the beginning of 2019 through March 29, 2020, we acquired 234 restaurants (including the Cambridge Acquisition) from other franchisees in the following transactions (in thousands, except number of restaurants):

Closing Date		Number of Restaurants	Purchase Price	Market Location
April 30, 2019	(1)	220	259,083	Southeastern states, primarily TN, MS, LA
June 11, 2019		13	15,788	Baltimore, Maryland
August 20, 2019	(2)	1	1,108	Pennsylvania
		234	275,979

(1)	During the second quarter of 2019, the Company completed the Cambridge Acquisition and acquired 165 Burger King restaurants and 55 Popeyes restaurants.

(2)	Acquisitions resulting from the exercise of our ROFR.

The 2019 acquired restaurants included 14 fee-owned properties, of which 6 were subsequently sold in sale-leaseback transactions in 2019 for net proceeds of $8.3 million.
The pro forma impact on the results of operations for the three months ended March 31, 2019 from the 2019 acquired restaurants is included below. The pro forma results of operations are not necessarily indicative of the results that would have occurred had the acquisitions been consummated at the beginning of the periods presented, nor are they necessarily indicative of any future consolidated operating results. This pro forma financial information does not give effect to any anticipated synergies, operating efficiencies or cost savings or any transaction costs related to the 2019 acquired restaurants.
The following table summarizes certain pro forma financial information related to our operating results for the three months ended March 31, 2019 (in thousands):

Three Months Ended
March 31, 2019
Total revenue	$367,189
Loss from operations	$(124)
Adjusted EBITDA	$18,310
Capital Expenditures
In light of the economic conditions resulting from the COVID-19 pandemic as discussed above, we are managing our levels of capital expenditures and delaying the start of new projects other than critical restaurant capital and maintenance needs. We estimate our capital expenditures in 2020 will be approximately $35 million to $40 million, net of estimated sale-leaseback proceeds. We incurred $24.8 million of capital expenditures in the first quarter of 2020.
We have opened five Burger King restaurants as of May 1, 2020 where construction was started in 2019, including three restaurants in the first quarter of 2020.
Refinancing of Indebtedness and Amendments to our Senior Credit Facilities
On April 30, 2019, we entered into a new senior secured credit facility which provides for senior secured credit facilities in an aggregate principal amount of $550.0 million (as amended the "Senior Credit Facilities"), consisting of (i) a term loan B facility in an aggregate principal amount of $425.0 million (the “Term Loan B Facility”), the entire amount of which was borrowed by us on April 30, 2019 and (ii) a revolving credit facility (including a sub-facility of $35.0 million for standby letters of credit) in an aggregate principal amount of $125.0 million (the "Revolving Credit Facility"). Borrowings under the Term Loan B Facility and the Revolving Credit Facility bear interest at a rate per annum, at our option, of (i) the Alternate Base Rate (such definition and all other definitions used herein and otherwise not defined herein shall have the meanings set forth in the Senior Credit Facilities) plus the applicable margin of 2.25% or (ii) the LIBOR Rate plus a margin of 3.25% (as defined in the Senior Credit Facilities). The Term Loan B Facility matures on April 30, 2026 and the Revolving Credit Facility matures on April 30, 2024.
On December 13, 2019, we entered into the First Amendment to our Senior Credit Facilities which amended a financial covenant under the Senior Credit Facilities applicable solely with respect to the Revolving Credit Facility that previously required the Company to maintain quarterly a Total Net Leverage Ratio of not greater than 4.75 to 1.00 (measured on a most recent four quarter basis), to now require that the Company maintain only a First Lien Leverage Ratio of not greater than 5.75 to 1.00 (as measured on a most recent four quarter basis) if, and only if, on the last day of any fiscal quarter (beginning with the fiscal quarter ended December 29, 2019), the sum of the aggregate principal amount of outstanding revolving credit borrowings under the Revolving Credit Facility and the aggregate face amount of letters of credit issued under the Revolving Credit Facility (excluding undrawn letters of credit in an aggregate face amount up to $12.0 million) exceeds 35% of the aggregate amount of the maximum revolving credit borrowings under the Revolving Credit Facility. The First Amendment also reduced the aggregate maximum revolving credit borrowings under the Revolving Credit Facility by $10.0 million to a total of $115.0 million.

On March 25, 2020, we entered into the Second Amendment to our Senior Credit Facilities (the "Second Amendment"). The Second Amendment increased the aggregate maximum commitments available for revolving credit borrowings (including standby letters of credit) under the revolving credit facility (the "Revolving Committed Amount") by $15.4 million to a total of $130.4 million.

The Second Amendment also amended the definition of Applicable Margin in the Credit Agreement to provide that on and after the date of the Second Amendment (the "Second Amendment Effective Date"), the Applicable Margin for borrowings under the Revolving Credit Facility (including Letter of Credit Fees) shall be at a rate per annum equal to (a) for so long as the Revolving Committed Amount is greater than $115.0 million, (i) for the period commencing on the Second Amendment Effective Date and including the date that is 179 days after the Second Amendment Effective Date, 3.5% for LIBOR Rate Loans and 2.5% for Alternate Base Rate Loans, (ii) for the period commencing on the date that is 180 days after the Second Amendment Effective Date, through and including the date that is 269 days after the Second Amendment Effective Date, 4.25% for LIBOR Rate Loans and 3.25% for Alternate Base Rate Loans, (iii) for the period commencing on the date that is 270 days after the Second Amendment Effective Date, through and including the date that is 364 days after the Second Amendment Effective Date, 4.5% for LIBOR Rate Loans and 3.5% for Alternate Base Rate Loans and (iv) for the period commencing on the date that is 365 days after the Second Amendment Effective Date and thereafter, 4.75% for LIBOR Rate Loans and 3.75% for Alternate Base Rate Loans and (b) for so long as the Revolving Committed Amount is equal to or less than $115.0 million, 3.5% for LIBOR Rate Loans and 2.5% for Alternate Base Rate Loans.

The Second Amendment also provides that beginning on the 180th day after the Second Amendment Effective Date and for so long as the Revolving Committed Amount is greater than $115.0 million, we shall pay to the Administrative Agent, for the ratable benefit of the Revolving Facility Lenders, a commitment fee (the "Ticking Fee") on the average daily amount of the Revolving Committed Amount at a rate per annum equal to (a) 0.125% for the 180th day after the Second Amendment Effective Date through and including the 269th day after the Second Amendment Effective Date, (b) 0.25% for the 270th day after the Second Amendment Effective Date through and including the 364th day after the Second Amendment Effective Date and (c) 1.00% for the 365th day after the Second Amendment Effective Date and thereafter. The Second Amendment provides that the Ticking Fee will be due and payable quarterly in arrears (calculated on a 360-day basis) on the last Business Day of each calendar quarter and will accrue from the 180th day after the Second Amendment Effective Date for so long as the Revolving Committed Amount is greater than $115.0 million. The Second Amendment also provides that we shall use the proceeds of an Extension of Credit which results in the sum of the aggregate principal amount of outstanding Revolving Loans plus the aggregate amount of LOC Obligations equaling an amount in excess of $115.0 million, solely for our ongoing operations and our subsidiaries and shall not be held as cash on the balance sheet. Pursuant to the Letter Agreement, (the "Letter Agreement") dated as of March 25, 2020 among the Company, Wells Fargo Securities, LLC, Wells Fargo Bank, National Association and Truist Bank, we agreed to defer rent payments totaling approximately $2.4 million per month under certain real property leases for the period between April 1, 2020 through and including June 30, 2020. We and the lessor under each of such leases has agreed to the deferral of rent payments under such leases for such period and that any such deferred rent under such leases shall be due and payable by the Company on July 1, 2020.

On April 8, 2020, we entered into the Third Amendment to our Senior Credit Facilities which increased the aggregate maximum commitments available for revolving credit borrowings (including standby letters of credit) under the Revolving Credit Facility by $15.4 million to a total of $145.8 million.

On April 16, 2020, we entered into the Fourth Amendment to our Senior Credit Facilities (the "Fourth Amendment"). The Fourth Amendment permits us to incur and, if necessary, repay indebtedness incurred pursuant to the Paycheck Protection Program (the "PPP") under the CARES Act. We have decided that we will not be borrowing under the PPP.
As of March 29, 2020, there were $111.8 million of revolving credit borrowings outstanding and $9.7 million of letters of credit were issued under the Revolving Credit Facility. After reserving for issued letters of credit and outstanding revolving credit borrowings, $9.0 million was available for revolving credit borrowings under our Senior Credit Facilities at March 29, 2020.

Restaurant Closures
We evaluate the performance of our restaurants on an ongoing basis including an assessment of the current and future operating results of the restaurant in relation to its cash flow and future occupancy costs, and with regard to franchise agreement renewals, the cost of required capital improvements. We may elect to close restaurants based on these evaluations.
In 2019, excluding two restaurants relocated within their trade area, we closed eleven Burger King restaurants. In the first quarter of 2020, we permanently closed eleven Burger King restaurants and we currently anticipate closing an additional 10 to 12 Burger King restaurants in 2020, excluding any restaurants being relocated within their trade area.
In response to restaurant sales declines resulting from the COVID-19 pandemic we temporarily closed, in the last week of March 2020 and first week of April 2020, 42 Burger King restaurants and four Popeyes Restaurants that were geographically close to another of our restaurants. As of May 6, two Burger King restaurants temporarily closed have reopened and all four Popeyes temporarily closed have reopened.
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
Effect of Minimum Wage Increases

Certain of the states and municipalities in which we operate have increased their minimum wage rates for 2020 and in many cases have also approved additional increases for future periods. Most notably, New York State has increased the minimum wage applicable to our business to $13.75 an hour in 2020 from $12.75 per hour in 2019 and $11.75 per hour in 2018, with subsequent annual increases reaching $15.00 per hour by July 1, 2021. New York State does have an Urban Youth Credit through 2022 which we have receiving approximately $500,000 per year since 2016. We had 126 restaurants in New York State at December 30, 2019. We also have 46 total restaurants in Illinois and Maryland that also have annual minimum wage increases reaching $15.00 per hour in 2025. We typically attempt to offset the effects of wage inflation, at least in part, through periodic menu price increases. However, no assurance can be given that we will be able to offset these wage increases in the future.
Stock Repurchase Program
On August 2, 2019, our Board of Directors approved a stock repurchase plan (the "Repurchase Program") under which we may repurchase up to $25 million of our outstanding common stock. The authorization became effective August 2, 2019, and expires 24 months thereafter, unless terminated earlier by the Board of Directors. Purchases under the Repurchase Program may be made from time to time in open market transactions at prevailing market prices or in privately negotiated transactions (including, without limitation, the use of Rule 10b5-1 plans) in compliance with applicable federal securities laws, including Rule 10b-18 under the Securities Exchange Act of 1934, as amended.
During the year ended December 29, 2019, we repurchased in open market transactions 553,112 shares at an average share price of $7.26 for a total cost of $4.0 million under the Repurchase Program. There were no repurchases in the first quarter of 2020. We have no obligation to repurchase additional shares of stock under the Repurchase Program, and the timing, actual number and value of shares purchased will depend on our stock price, trading volume, general market and economic conditions and other factors. Due to the impact of the COVID-19 pandemic we have suspended any repurchases under the Repurchase Program.
Interest Rate Swap Agreement
We entered into a five year interest rate swap agreement commencing March 3, 2020 and ending February 28, 2025 with a notional amount of $220.0 million to swap variable rate interest payments (one-month LIBOR plus the applicable margin) under our Senior Credit Facilities for fixed interest payments bearing an interest rate of 0.915% plus the applicable margin in our Senior Credit Facilities.

Results of Operations
Three Months Ended March 29, 2020 Compared to Three Months Ended March 31, 2019

The following table highlights the key components of sales and the number of restaurants in operation for the quarter ended March 29, 2020 (inclusive of restaurants that were temporarily closed due to COVID-19 at March 29, 2020) as compared to the quarter ended March 31, 2019:

	Three Months Ended
	March 29, 2020	March 31, 2019
Restaurant Sales	351,518	290,789
Change in Comparable Restaurant Sales %	(5.7)%	2.4%

Burger King Restaurants operating at beginning of year	1,036	849
New restaurants opened, including relocations	3	2
Restaurants closed	(11)	(6)
Restaurants operating at end of period	1,028	845

Popeyes Restaurants operating at beginning of year	65	—
New restaurants opened, including relocations	—	—
Restaurants acquired	—	—
Restaurants closed	—	—
Restaurants operating at end of period	65	—
Restaurant Sales. Total restaurant sales in the first quarter of 2020 increased 20.9% to $351.5 million from $290.8 million in the first quarter of 2019. Our comparable restaurant sales decreased 5.7% over the first quarter of 2019 from a decrease in customer traffic of 11.1% partially offset by an increase in average check of 5.4%, which included a 2.2% effective price increase compared to the first quarter of 2019. Our comparable restaurant sales in March 2020 decreased 16.8% compared to the prior year period which included the impact of the COVID-19 pandemic. Restaurant sales also increased due to restaurants acquired since the end of the first quarter of 2019 which added $68.7 million of restaurant sales in the first quarter of 2020.
Operating Costs and Expenses (percentages stated as a percentage of total restaurant sales). The following table sets forth, for the three months ended March 29, 2020 and March 31, 2019, selected operating results as a percentage of total restaurant sales:

	Three Months Ended
	March 29, 2020	March 31, 2019
Costs and expenses (all restaurants):
Cost of sales	29.3%	28.4%
Restaurant wages and related expenses	35.4%	34.5%
Restaurant rent expense	8.4%	7.5%
Other restaurant operating expenses	16.5%	15.7%
Advertising expense	3.9%	4.1%
General and administrative	5.9%	6.8%
Cost of sales increased to 29.3% in the first quarter of 2020 from 28.4% in the first quarter of 2019 due primarily to an increase in commodity costs (1.6%) which included a 10.9% increase in ground beef prices compared to the first quarter of 2019 partially offset by the impact of menu price increases taken since the end of the first quarter of 2019 and to a lesser extent a lower level of promotional discounting. Promotional sales discounts in the first quarter of 2020 were 21.2% of total restaurant sales compared to 23.3% in the first quarter of 2019.
Restaurant wages and related expenses increased to 35.4% in the first quarter of 2020 from 34.5% in the first quarter of 2019 due primarily to the effect of lower comparable restaurant sales on fixed labor costs (0.8%). The impact, as a percentage of restaurant sales, of hourly labor rate increases of 3.8% compared to the first quarter of 2019, including minimum wage increases, was substantially offset through effective labor hour management during the decline in restaurant sales in the first quarter due to COVID-19.
Restaurant rent expense increased to 8.4% in the first quarter of 2020 from 7.5% in the first quarter of 2019 due to higher rent as a percentage of sales for the 220 Cambridge restaurants acquired in 2019 and the effect of lower sales volumes on fixed rental costs.
Other restaurant operating expenses increased to 16.5% in the first quarter of 2020 from 15.7% in the first quarter of 2019 due primarily to the effect of lower sales volumes on fixed operating costs (0.4%) and higher utility and credit card costs.
Advertising expense decreased to 3.9% in the first quarter of 2020 from 4.1% in the first quarter of 2019 due to advertising incentives received for certain remodeled Burger King restaurants including restaurants acquired from Cambridge in 2019.
Adjusted Restaurant-Level EBITDA. As a result of the factors discussed above, Adjusted Restaurant-Level EBITDA decreased $5.9 million, or 20.6%, to $22.8 million in the first quarter of 2020, and as a percentage of total restaurant sales, decreased to 6.5% in the first quarter of 2020 from 9.9% in the first quarter of 2019. For a reconciliation between Adjusted Restaurant-Level EBITDA and loss from operations see page 34.
General and Administrative Expenses. General and administrative expenses increased $1.1 million in the first quarter of 2020 to $20.8 million, however, as a percentage of total restaurant sales, decreased to 5.9% in the first quarter of 2020 from 6.8% in the first quarter of 2019. The $1.1 million increase was due to incremental field management salaries and other restaurant oversight costs related to the 2019 acquisitions partially offset by $2.6 million of higher acquisition costs due to the Cambridge acquisition in 2019 and $1.4 million of lower administrative bonus accruals in the first quarter of 2020.
Adjusted EBITDA. As a result of the factors above, Adjusted EBITDA decreased to $4.0 million in the first quarter of 2020 from $13.3 million in the first quarter of 2019, and as a percentage of total restaurant sales, decreased to 1.1% in the first quarter of 2020 from 4.6% in the first quarter of 2019. For a reconciliation between net loss and EBITDA and Adjusted EBITDA see page 34.
Depreciation and Amortization Expense. Depreciation and amortization expense increased $5.7 million to $21.0 million in the first quarter of 2020 from $15.3 million in the first quarter of 2019 due primarily to our new restaurant development, remodeling initiatives and acquisition of restaurants in 2019.
Impairment and Other Lease Charges. Impairment and other lease charges were $2.9 million in the first quarter of 2020 consisting of $1.5 million related to initial impairment charges for three underperforming restaurants, capital expenditures of $0.2 million at previously impaired restaurants, and $1.2 million of other lease charges primarily due to nine restaurants closed during the first quarter of 2020.
During the first quarter of 2019, Impairment and other lease charges were $0.9 million which consisted primarily of $0.7 million related to initial impairment charges for two underperforming restaurants and $0.1 million of capital expenditures at previously impaired restaurants, and $0.1 million of other lease charges primarily due to the de-imaging of six restaurants closed during the first quarter.
Other Expense (Income), net. Other income in the first quarter of 2019 included income of $1.9 million related to a settlement with BKC for their approval of new restaurant development by other franchisees which unfavorably impacted the Company's restaurants.

Interest Expense. Interest expense increased to $7.1 million in the first quarter of 2020 from $5.9 million in the first quarter of 2019 due to higher debt levels attributable to our 2019 acquisitions (including the Cambridge Acquisition) and 2019 capital expenditures. The weighted average interest rate on our long-term debt, excluding lease financing obligations, decreased to 4.9% in the first quarter of 2020 from 7.9% in the first quarter of 2019 due primarily to the refinancing in the second quarter of 2019 which included the redemption of our 8% Senior Secured Second Lien Notes.
Provision (benefit) for Income Taxes. For the three months ended March 29, 2020 the provision for income taxes was derived using an estimated effective annual income tax rate for all of 2020 of 31.3%. There were no discrete tax adjustments in the first quarter of 2020. We performed an assessment of positive and negative evidence regarding the realization of our deferred income tax assets at March 29, 2020. ASC 740 prescribes that objective evidence, in particular our three-year cumulative loss position at March 29, 2020, be given greater weight than subjective evidence, including our forecasts of future taxable income. As a result during the first quarter of 2020 we determined that an incremental valuation allowance of $2.1 million was needed for all of our net deferred income tax assets at March 29, 2020.
Net Loss. As a result of the above, the net loss for the first quarter of 2020 was $22.2 million, or $0.44 per diluted share, compared to the net loss in the first quarter of 2019 of $11.5 million, or $0.32 per diluted share.

Reconciliations of net loss to EBITDA, Adjusted EBITDA and Adjusted net loss, and loss from operations to Restaurant-Level EBITDA for the three months ended March 29, 2020 and March 31, 2019 are as follows (in thousands, except for per share data):

	Three Months Ended
Reconciliation of EBITDA and Adjusted EBITDA:	March 29, 2020	March 31, 2019
Net loss	$(22,209)	$(11,469)
Provision (benefit) for income taxes	(6,978)	354
Interest expense	7,140	5,947
Depreciation and amortization	21,031	15,292
EBITDA	(1,016)	10,124
Impairment and other lease charges	2,881	910
Acquisition and integration costs (1)	81	2,656
Abandoned development costs (2)	688	57
Pre-opening costs (3)	89	68
Litigation costs (4)	61	136
Other expense (income), net (5)	56	(2,129)
Stock-based compensation expense	1,132	1,526
Adjusted EBITDA	$3,972	$13,348

Reconciliation of Restaurant-Level EBITDA:
Loss from operations	$(22,047)	$(5,168)
Add:
General and administrative expenses	20,787	19,724
Pre-opening costs (3)	89	68
Depreciation and amortization	21,031	15,292
Impairment and other lease charges	2,881	910
Other expense (income), net (5)	56	(2,129)
Restaurant-Level EBITDA	$22,797	$28,697

Reconciliation of Adjusted net loss:
Net loss	$(22,209)	$(11,469)
Add:
Impairment and other lease charges	2,881	910
Acquisition and integration costs (1)	81	2,656
Abandoned development costs (2)	688	57
Pre-opening costs (3)	89	68
Litigation costs (4)	61	136
Other expense (income), net (5)	56	(2,129)
Income tax effect on above adjustments (6)	(964)	(425)
Adjusted Net Loss	$(19,317)	$(10,196)
Adjusted diluted net loss per share (7)	$(0.38)	$(0.28)

(1)
Acquisition and integration costs for the three months ended March 31, 2019 of $2.7 million mostly include legal and professional fees incurred in connection with restaurant acquisitions and corporate payroll, and other costs related to the integration of the Cambridge Acquisition and one-time repair costs which are included in Restaurant-Level EBITDA.

(2)	Abandoned development costs for the three months ended March 29, 2020 and March 31, 2019 represent the write off capitalized costs due to the abandoned development of future restaurant locations.

(3)	Pre-opening costs for the three months ended March 29, 2020 and March 31, 2019 include training, labor and occupancy costs incurred during the construction of new restaurants prior to their opening.

(4)	Litigation costs for the three months ended March 29, 2020 and March 31, 2019 include litigation expenses pertaining to an ongoing lawsuit with one of the Company's former vendors.

(5)
Other income, net for the three months ended March 31, 2019 included a $1.9 million gain related to a settlement with BKC for the approval of new restaurant development by other franchisees which unfavorably impacted our restaurants.

(6)
The income tax effect related to the adjustments to Adjusted Net Loss during the periods presented was calculated using an incremental income tax rate of 25% for the three months ended March 29, 2020 and March 31, 2019.

(7)	Adjusted diluted net loss per share is calculated based on Adjusted net loss and the dilutive weighted average common shares outstanding for the respective periods, where applicable.
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
Interest payments under our debt obligations, capital expenditures including our remodeling initiatives, payments of royalties and advertising to BKC and PLK and payments related to our lease obligations represent significant liquidity requirements for us, as well as any discretionary expenditures for the acquisition or development of additional Burger King and Popeyes restaurants.
In response to the COVID-19 pandemic and the impact it is having on restaurant sales beginning in March 2020 and to the economy in general, we have taken several steps to adapt our business and strengthen and preserve our liquidity during these uncertain times as follows:

•
Operationally we temporarily closed 46 restaurants in late March 2020 and early April 2020 that were geographically close to another of our restaurants. All of our other restaurants are open and we are continuing to serve all of our drive-thru and take-out customers, which comprised 75% of our restaurant sales in 2019, and we have launched delivery services in March and April at a majority of our restaurants. We also have modified our operating hours and appropriate levels of labor in line with local ordinances and based on day-part sales trends.

•
As discussed above we have increased revolving credit borrowing capacity under our Revolving Credit Facility by $30.8 million to a total of $145.8 million. In the first quarter of 2020 we borrowed on our Revolving Credit Facility to protect against a prolonged pandemic coupled with financial market illiquidity.

•
We have also reduced our planned capital expenditures to only the completion of restaurant development previously started in the fourth quarter of 2019, of which approximately $25 million was incurred in the first quarter, and to critical restaurant maintenance issues.

•
We have taken steps to reduce regional and corporate overhead by $5 million to $7 million annually by streamlining our regional management and support structure, a 10% reduction in all non-restaurant wages and instituting a company-wide hiring freeze.

•
As allowed under the CARES Act we are deferring payment of the employer portion of Social Security taxes through the end of 2020. The amount of the cumulative deferral is currently estimated to be $17 million to $19 million, of which 50% is payable on each of December 31, 2021 and December 31, 2022.

•	We are working with our landlords to negotiate reduced or deferred 2020 cash rent obligations.

•	We have optimized ongoing payment terms with our key vendors and suppliers as well as utilizing deferral opportunities with our utility vendors in the short term.

•	We also have suspended any acquisition activity and share repurchases.

Based on current expectations, we believe that our projected cash flows provided by operations, available cash and cash equivalents and borrowings under our Revolving Credit Facility are sufficient to meet our working capital, debt service and capital expenditure requirements for the next twelve months. If our future financing needs increase, we may need to arrange additional debt or equity financing. We continually evaluate and consider various financing alternatives to enhance or supplement our existing financial resources, including our Senior Credit Facilities. However, there can be no assurance that we will be able to enter into any such arrangements on acceptable terms or at all. In addition, the recent COVID-19 pandemic, which has caused disruption in the capital markets, could make any such financing more difficult and/or expensive.
In additions to the items outlined above, we believe our cash balances, cash generated from our operations and availability of revolving credit borrowings under our Senior Credit Facilities will provide sufficient cash availability to cover our anticipated working capital needs, capital expenditures and debt service requirements for the next twelve months.
Operating Activities. Net cash used for operating activities was $3.8 million in the first quarter of 2020 compared to net cash provided by operating activities of $8.0 million in the first quarter of 2019. The decrease was due primarily to a reduction of $9.4 million in Adjusted EBITDA combined with a decrease in working capital of $3.4 million.
Investing Activities. Net cash used for investing activities in the first quarter of 2020 and 2019 was $22.0 million and $15.8 million, respectively. In the first quarter of 2020, we purchased certain restaurant properties to be sold in sale-leaseback transactions for $12.4 million and completed sale-leaseback transactions of seven restaurant properties with proceeds of $13.7 million. Investing activities in the first quarter of 2020 also included the receipt of insurance proceeds of $1.4 million for fires at four of our restaurants.
In the first quarter of 2019 we received net proceeds of $2.3 million from one sale-leaseback transaction and received $0.1 million of proceeds from an insurance recovery related to a fire at one of our restaurants in 2019.
Capital expenditures are a large component of our investing activities and include: (1) new restaurant development, which may include the purchase of real estate; (2) restaurant remodeling, which includes the renovation or rebuilding of the interior and exterior of our existing restaurants including expenditures associated with our franchise agreement renewals and certain restaurants that we acquire; (3) other restaurant capital expenditures, which include capital maintenance expenditures for the ongoing reinvestment and enhancement of our restaurants, and from time to time, to support BKC's and PLK's initiatives; and (4) corporate and restaurant information systems, including expenditures for our point-of-sale systems for restaurants that we acquire.
The following table sets forth our capital expenditures for the periods presented (in thousands):

Three Months Ended March 29, 2020
New restaurant development	$10,517
Restaurant remodeling	5,885
Other restaurant capital expenditures	3,475
Corporate and restaurant information systems	4,954
Total capital expenditures	$24,831
Three Months Ended March 31, 2019
New restaurant development	$5,507
Restaurant remodeling	7,607
Other restaurant capital expenditures	4,474
Corporate and restaurant information systems	587
Total capital expenditures	$18,175
Financing Activities. Net cash provided by financing activities in the first quarter of 2020 was $64.1 million and included net revolving credit borrowings of $66.0 million and principal payments of $1.1 million on the Term Loan B Facility. We also incurred $0.3 million of costs associated with amendments of our Senior Credit Facilities and made principal payments on finance leases of $0.6 million.

Net cash provided by financing activities in the first quarter of 2019 was $5.4 million and included net revolving credit borrowings of $6.3 million, principal payments on finance leases of $0.5 million and costs associated with the new Senior Credit Facilities of $0.4 million.
New Senior Credit Facility. On April 30, 2019, we entered into a senior secured credit facility in an aggregate principal amount of $550.0 million, consisting of (i) a Term Loan B Facility in an aggregate principal amount of $425.0 million (the “Term Loan B Facility”) maturing on April 30, 2026 and (ii) a revolving credit facility (including a sub-facility of $35.0 million for standby letters of credit) in an aggregate principal amount of $125.0 million maturing on April 30, 2024 (the “Revolving Credit Facility” and, together with the Term Loan B Facility, the (“Senior Credit Facilities”). On December 13, 2019, we entered into the First Amendment to Credit Agreement (the "First Amendment") which amended a financial covenant under the Senior Credit Facilities applicable solely with respect to the Revolving Credit Facility that previously required us to maintain quarterly a Total Net Leverage Ratio (as defined in the Senior Credit Facilities) of not greater than 4.75 to 1.00 (measured on a most recent four quarter basis), to now require that we maintain only a First Lien Leverage Ratio (as defined in the Senior Credit Facilities) of not greater than 5.75 to 1.00 (as measured on a most recent four quarter basis) if, and only if, on the last day of any fiscal quarter (beginning with the fiscal quarter ended December 29, 2019), the sum of the aggregate principal amount of outstanding revolving credit borrowings under the Revolving Credit Facility and the aggregate face amount of letters of credit issued under the Revolving Credit Facility (excluding undrawn letters of credit in an aggregate face amount up to $12.0 million) exceeds 35% of the aggregate amount of the maximum revolving credit borrowings under the Revolving Credit Facility. The First Amendment also reduced the aggregate maximum revolving credit borrowings under the Revolving Credit Facility by $10.0 million to a total of $115.0 million.
On March 25, 2020, we entered into the Second Amendment to our Senior Credit Facilities (the "Second Amendment"). The Second Amendment increased the aggregate maximum commitments available for revolving credit borrowings (including standby letters of credit) under the revolving credit facility (the "Revolving Committed Amount") by $15.4 million to a total of $130.4 million.
The Second Amendment also amended the definition of Applicable Margin in the Credit Agreement to provide that on and after the date of the Second Amendment (the "Second Amendment Effective Date"), the Applicable Margin for borrowings under the Revolving Credit Facility (including Letter of Credit Fees) shall be at a rate per annum equal to (a) for so long as the Revolving Committed Amount is greater than $115.0 million, (i) for the period commencing on the Second Amendment Effective Date and including the date that is 179 days after the Second Amendment Effective Date, 3.5% for LIBOR Rate Loans and 2.5% for Alternate Base Rate Loans, (ii) for the period commencing on the date that is 180 days after the Second Amendment Effective Date, through and including the date that is 269 days after the Second Amendment Effective Date, 4.25% for LIBOR Rate Loans and 3.25% for Alternate Base Rate Loans, (iii) for the period commencing on the date that is 270 days after the Second Amendment Effective Date, through and including the date that is 364 days after the Second Amendment Effective Date, 4.5% for LIBOR Rate Loans and 3.5% for Alternate Base Rate Loans and (iv) for the period commencing on the date that is 365 days after the Second Amendment Effective Date and thereafter, 4.75% for LIBOR Rate Loans and 3.75% for Alternate Base Rate Loans and (b) for so long as the Revolving Committed Amount is equal to or less than $115.0 million, 3.5% for LIBOR Rate Loans and 2.5% for Alternate Base Rate Loans.
The Second Amendment also provides that beginning on the 180th day after the Second Amendment Effective Date and for so long as the Revolving Committed Amount is greater than $115.0 million, we shall pay to the Administrative Agent, for the ratable benefit of the Revolving Facility Lenders, a commitment fee (the "Ticking Fee") on the average daily amount of the Revolving Committed Amount at a rate per annum equal to (a) 0.125% for the 180 th day after the Second Amendment Effective Date through and including the 269th day after the Second Amendment Effective Date, (b) 0.25% for the 270th day after the Second Amendment Effective Date through and including the 364 th day after the Second Amendment Effective Date and (c) 1.00% for the 365th day after the Second Amendment Effective Date and thereafter. The Second Amendment provides that the Ticking Fee will be due and payable quarterly in arrears (calculated on a 360-day basis) on the last Business Day of each calendar quarter and will accrue from the 180 th day after the Second Amendment Effective Date for so long as the Revolving Committed Amount is greater than $115.0 million. The Second Amendment also provides that the Company shall use the proceeds of an Extension of Credit which results in the sum of the aggregate principal amount of outstanding Revolving Loans plus the aggregate amount of LOC Obligations equaling an amount in excess of $115.0 million, solely for ongoing operations of the

Company and its subsidiaries and shall not be held as cash on the balance sheet. Pursuant to the Letter Agreement, the Company agreed to defer rent payments totaling approximately $2.4 million per month under certain real property leases for the period between April 1, 2020 through and including June 30, 2020. We and the lessor under each of such leases have agreed to the deferral of rent payments under such leases for such period and that any such deferred rent under such leases shall be due and payable by us on July 1, 2020.
On April 8, 2020, we entered into the Third Amendment to our Senior Credit Facilities which increased the aggregate maximum commitments available for revolving credit borrowings (including standby letters of credit) under the Revolving Credit Facility by $15.4 million to a total of $145.8 million.
On April 16, 2020, we entered into the Fourth Amendment to our Senior Credit Facilities (the "Fourth Amendment"). The Fourth Amendment permits us to incur and, if necessary, repay indebtedness incurred pursuant to the PPP under the CARES Act. We have determined that we will not be borrowing under the PPP.
Our obligations under the Senior Credit Facilities are guaranteed by our subsidiaries and are secured by first priority liens on substantially all of our assets and our subsidiaries, including a pledge of all of the capital stock and equity interests of its subsidiaries.
Under the Senior Credit Facilities, we are required to make mandatory prepayments of borrowings in the event of dispositions of assets, debt issuances and insurance and condemnation proceeds (all subject to certain exceptions).
The Senior Credit Facilities contain certain covenants, including without limitation, those limiting our and our subsidiaries' ability to, among other things, incur indebtedness, incur liens, sell or acquire assets or businesses, change the character of its business in all material respects, engage in transactions with related parties, make certain investments, make certain restricted payments or pay dividends. In addition, the Senior Credit Facilities require us to meet a First Lien Leverage Ratio (as defined in the Senior Credit Facilities). We were in compliance with the covenants under our Senior Credit Facilities at March 29, 2020.
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
At March 29, 2020 borrowings under the Revolving Credit Facility bore interest, at a rate per annum equal to (i) the Alternate Base Rate (as defined in the Senior Credit Facilities, as amended) plus 2.50% or (b) LIBOR Rate (as defined in the Senior Credit Facilities, as amended) plus 3.50%.
At March 29, 2020 borrowings under the Term Loan B Facility bore interest, at a rate per annum equal to (i) the Alternate Base Rate (as defined in the Senior Credit Facilities) plus 2.25% or (b) LIBOR Rate (as defined in the Senior Credit Facilities) plus 3.25%.
The weighted average interest rate on long-term debt, excluding lease financing obligations, for the three months ended March 29, 2020 and March 31, 2019 as 4.9% and 7.9%, respectively.
In March 2020, we entered into an interest rate swap agreement with our lenders to mitigate the risk of increases in the variable interest rate related to term loan borrowings under the Term Loan B Facility. The interest rate swap fixes the interest rate on 50% of the outstanding term loan borrowings under the Term Loan B Facility at 0.915% plus the applicable margin in its Senior Credit Facilities. The agreement matures on February 28, 2025 and has a notional amount of $220.0 million at March 29, 2020. The differences between the variable LIBOR rate and the interest rate swap rate of 0.915% are settled monthly. We have not made any payments to settle the interest rate swap during the three months ended March 29, 2020. The fair value of our interest rate swap agreement was a liability of $5.2 million as of March 29, 2020 and is included in long-term other liabilities in the accompanying consolidated balance sheets. Changes in the valuation of our interest rate swap were included as a component of other comprehensive income, and will be reclassified to earnings as the losses are realized. We expect to reclassify net losses totaling $1.5 million into earnings in the next twelve months.
The Term Loan B Facility borrowings are due and payable in quarterly installments, which began on September 30, 2019. Amounts outstanding at March 29, 2020 are due and payable as follows:

(i) twenty-four quarterly installments of $1.1 million;
(ii) one final payment of $396.3 million on April 30, 2026.
As of March 29, 2020, there were $111.8 million of revolving credit borrowings outstanding and $9.7 million of letters of credit issued under the Revolving Credit Facility. After reserving for issued letters of credit and outstanding revolving credit borrowings, $9.0 million was available for revolving credit borrowings under the Senior Credit Facilities at March 29, 2020.
Contractual Obligations
A table of our contractual obligations as of December 29, 2019 was included in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 29, 2019. There have been no significant changes to our contractual obligations during the three months ended March 29, 2020 other than an increase in revolving credit borrowings under our Revolving Credit Facility in the first quarter of 2020 of $66.0 million.
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
Application of Critical Accounting Policies
Our unaudited condensed consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in the “Significant Accounting Policies” footnote in the notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2019. Critical accounting estimates are those that require application of management’s most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. There have been no material changes affecting our critical accounting policies previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 29, 2019.
Forward Looking Statements
This Quarterly Report on Form 10-Q contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements that are predictive in nature or that depend upon or refer to future events or conditions are forward-looking statements. These statements are often identified by the words “may”, “might", “will”, “should”, “anticipate”, “believe”, “expect”, “intend”, “estimate”, “hope”, “plan” or similar expressions. In addition, expressions of our strategies, intentions or plans are also forward looking statements. These statements reflect management’s current views with respect to future events and are subject to risks and uncertainties, both known and unknown. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their date. There are important factors that could cause actual results to differ materially from those in forward-looking statements, many of which are beyond our control. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected or implied in the forward-looking statements. We have identified significant factors that could cause actual results to differ materially from those stated or implied in the forward-looking statements. We believe important factors that could cause actual results to differ materially from our expectations include the following, in addition to other risks and uncertainties discussed herein and in our Annual Report on Form 10-K for the period ended December 29, 2019:

•	Negative publicity regarding food quality, illness, injury or other health concerns (such as the current COVID-19 pandemic);

•	Effectiveness of the Burger King® advertising programs and the overall success of the Burger King® brand;

•	Increases in food costs and other commodity costs;

•	Competitive conditions, including pricing pressures, discounting, aggressive marketing and the potential impact of competitors’ new unit openings and promotions on sales of our restaurants;

•	Our ability to integrate any restaurants we acquire;

•	Regulatory factors;

•	Environmental conditions and regulations;

•	General economic conditions, particularly in the retail sector;

•	Weather conditions;

•	Fuel prices;

•	Significant disruptions in service or supply by any of our suppliers or distributors;

•	Changes in consumer perception of dietary health and food safety;

•	Labor and employment benefit costs, including the effects of minimum wage increases, healthcare reform and changes in the Fair Labor Standards Act;

•	The outcome of pending or future legal claims or proceedings;

•	Our ability to manage our growth and successfully implement our business strategy;

•	Our inability to service our indebtedness;

•	Our borrowing costs and credit ratings, which may be influenced by the credit ratings of our competitors;

•	The availability and terms of necessary or desirable financing or refinancing and other related risks and uncertainties; and

•
Factors that affect the restaurant industry generally, including recalls if products become adulterated or misbranded, liability if our products cause injury, ingredient disclosure and labeling laws and regulations, reports of cases of food borne illnesses such as “mad cow” disease, and the possibility that consumers could lose confidence in the safety and quality of certain food products.

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes from the information presented in Item 7A included in our Annual Report on Form 10-K for the year ended December 29, 2019 with respect to our market risk sensitive instruments.
A 1% change in interest rates would have resulted in a $1.4 million change to interest expense for the three months ended March 29, 2020 and a nominal change to the three months ended March 31, 2019.
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
Evaluation of Disclosure Controls and Procedures. We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 29, 2020.
Changes in Internal Control. During the three months ended March 29, 2020, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

All of our administrative employees and employees of our outsourcing partners and other service providers worked remotely beginning in March 2020 as our corporate office was closed in response to the COVID-19 outbreak. Despite working remotely, there were no material changes in our internal control over financial reporting as we were able to continue to maintain our existing controls and procedures over our financial reporting during the quarter ended March 29, 2020. We are continually monitoring and assessing the effect of the COVID-19 pandemic on our internal controls to minimize the impact on its design and operating effectiveness.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
We are a party to various litigation matters that arise in the ordinary course of business. We do not believe that the outcome of any of these other matters meet the disclosure or recognition standards, nor will they have a material adverse effect on our consolidated financial statements.
Item 1A. Risk Factors
Part I - Item 1A of the Annual Report on Form 10-K for the period ended December 29, 2019 describes important risk factors that could materially affect our business, consolidated financial condition or results of operations or cause our operating results to differ materially from the indicated or cause our operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-Q or presented elsewhere by management from time to time. Our risk factor disclosure has been updated to add the following:
We could be adversely affected by health concerns such as the current COVID-19 pandemic, food-borne illnesses, as well as widespread negative publicity regarding food quality, illness, injury or other health concerns.
The United States and most other countries have experienced the widespread outbreak of the COVID-19 pandemic and in the past the Avian Flu or “SARS,” or H1N1. If a virus is transmitted by human contact, our employees or customers may become infected, or may choose, or be advised, to avoid gathering in public places, any of which may adversely affect our restaurant customer traffic and our ability to adequately staff our restaurants, receive deliveries on a timely basis or perform functions at the corporate level. We also may be adversely affected if jurisdictions in which we have restaurants impose or continue to impose mandatory closures, seek or continue to seek voluntary closures or impose or continue to impose restrictions on operations. Even if such measures are not implemented and a virus or other disease does not spread significantly, the perceived risk of infection or significant health risk may adversely affect our business.
A health pandemic such as COVID-19 is a disease outbreak that has spread rapidly and widely by infection and has affected many individuals in an areas of population density. Our restaurants are places where people can gather together for human connection. Customers might avoid or be advised to not gather in public places in the event of a health pandemic, and local, regional or national governments might continue or further limit or ban public gatherings to halt or delay the spread of disease. The impact of a health pandemic on us might be disproportionately greater than on other quick-service concepts that have lower customer traffic and that depend less on the gathering of people. In addition, we will incur incremental costs for an indefinite period of time to provide safety to our guests and our employees in the form of masks, sanitizers and thermometers as well as additional labor to continuously sanitize our restaurants.
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
Our financial performance depends on our continuing ability to offer fresh, quality food at competitive prices. If a significant disruption in service or supply by our suppliers or distributors were to occur due to employees at these facilities contracting the COVID-19 virus, it could create disruptions in the operations of our restaurants, which could have a material adverse effect on our business.

In addition, we cannot guarantee that changes to our operational policies and training will be effective to keep our employees and customers safe from the COVID-19 virus as well as being effective in preventing food-borne illnesses, food tampering and other food safety issues that may affect our restaurants. Food-borne illness or food tampering incidents could be caused by customers, employees or food suppliers and transporters and, therefore, could be outside of our control. Any publicity relating to health concerns or the perceived or specific outbreaks of food-borne illnesses, food tampering or other food safety issues attributed to one or more of our restaurants, could result in a significant decrease in guest traffic in all of our restaurants and could have a material adverse effect on our results of operations. In addition, similar publicity or occurrences with respect to other restaurants or restaurant chains could also decrease our guest traffic and have a similar material adverse effect on our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On January 15, 2020, the Company accepted the surrender of 9,318 shares of the Company in connection with the payment of taxes upon the vesting of restricted stock.
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information
None
Item 6. Exhibits
(a)The following exhibits are filed as part of this report.

Exhibit No.
10.1
Second Amendment to Credit Agreement dated as of March 25, 2020 among Carrols Restaurant Group, Inc., certain subsidiaries party thereto, Wells Fargo Bank, National Association and the lenders party thereto.

10.2
Third Amendment to Credit Agreement dated as of April 8, 2020 among Carrols Restaurant Group, Inc., certain subsidiaries party thereto, Wells Fargo Bank, National Association and the lenders party thereto.

10.3
Form of Fourth Amendment to Credit Agreement dated as of April 16, 2020 among Carrols Restaurant Group, Inc., certain subsidiaries party thereto, Wells Fargo Bank, National Association and the lenders party thereto.

10.4	Letter Agreement dated as of March 25, 2020 among Carrols Restaurant Group, Inc., Wells Fargo Securities LLC, Wells Fargo Bank, National Association and Trust Bank.
31.1	Chief Executive Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Carrols Restaurant Group, Inc.
31.2	Chief Financial Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Carrols Restaurant Group, Inc.
32.1	Chief Executive Officer’s Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Carrols Restaurant Group, Inc.
32.2	Chief Financial Officer’s Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Carrols Restaurant Group, Inc.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARROLS RESTAURANT GROUP, INC.

Date: May 7, 2020	/s/ Daniel T. Accordino
(Signature)
Daniel T. Accordino Chief Executive Officer

Date: May 7, 2020	/s/ Anthony E. Hull
(Signature)
Anthony E. Hull Vice President, Chief Financial Officer and Treasurer