Form 10-Q
period 2020-06-28
CARROLS RESTAURANT GROUP, INC.
filed 2020-08-06
CIK 809248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2020
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

As of August 4, 2020, Carrols Restaurant Group, Inc. had 52,723,814 shares of its common stock, $.01 par value, outstanding.

CARROLS RESTAURANT GROUP, INC.
FORM 10-Q
QUARTER ENDED JUNE 28, 2020

PART I—FINANCIAL INFORMATION
ITEM 1—INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CARROLS RESTAURANT GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	June 28, 2020	December 29, 2019
ASSETS
Current assets:
Cash and cash equivalents	$45,978	$2,974
Trade and other receivables	17,166	13,445
Inventories	11,943	13,334
Prepaid expenses and other current assets	8,277	9,748
Refundable income taxes	188	284
Total current assets	83,552	39,785
Property and equipment, net of accumulated depreciation of $409,333 and $377,810, respectively	363,554	385,578
Franchise rights, net of accumulated amortization of $126,628 and $119,288, respectively (Note 3)	341,601	348,941
Goodwill (Note 3)	122,619	122,619
Franchise agreements, at cost less accumulated amortization of $13,481 and $13,365, respectively	32,973	32,690
Operating right-of-use assets, net (Note 6)	816,922	811,016
Other assets	11,165	10,831
Total assets	$1,772,386	$1,751,460
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and finance lease liabilities (Notes 6 and 7)	$4,996	$5,866
Current portion of operating lease liabilities (Note 6)	40,880	40,805
Accounts payable	36,673	45,780
Accrued interest	812	901
Accrued payroll, related taxes and benefits	28,986	31,314
Accrued real estate taxes	8,891	8,139
Other liabilities	31,042	16,520
Total current liabilities	152,280	149,325
Long-term debt and finance lease liabilities, net of current portion (Notes 6 and 7)	478,214	455,565
Lease financing obligations	1,193	1,194
Operating lease liabilities (Note 6)	822,479	808,292
Deferred income taxes, net (Note 8)	—	6,983
Accrued postretirement benefits	2,464	2,555
Other liabilities (Note 5)	25,861	18,084
Total liabilities	1,482,491	1,441,998
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, par value $.01; authorized 20,000,000 shares, issued and outstanding—100 shares	—	—
Voting common stock, par value $.01; authorized—100,000,000 shares, issued—52,723,814 and 51,840,200 shares, respectively, and outstanding—51,486,116 and 51,049,377 shares, respectively	515	510
Additional paid-in capital	303,487	301,251
Retained earnings (accumulated deficit)	(3,271)	11,096
Accumulated other comprehensive income (loss)	(6,765)	622
Treasury stock, at cost	(4,071)	(4,017)
Total stockholders’ equity	289,895	309,462
Total liabilities and stockholders’ equity	$1,772,386	$1,751,460
CARROLS RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Revenue:
Restaurant sales	$368,418	$365,674	$719,936	$656,463
Other revenue	—	2,885	—	2,885
Total revenue	368,418	368,559	719,936	659,348
Operating expenses:
Cost of sales	104,703	109,157	207,630	191,732
Restaurant wages and related expenses	111,888	121,140	236,463	221,332
Restaurant rent expense	28,984	26,690	58,438	48,606
Other restaurant operating expenses	54,310	56,308	112,288	101,913
Advertising expense	14,416	14,677	28,292	26,549
General and administrative (including stock-based compensation expense of $1,109, $1,282, $2,241 and $2,808 respectively)	18,581	20,620	39,368	40,344
Depreciation and amortization	20,296	17,121	41,327	32,413
Impairment and other lease charges (Note 4)	2,941	367	5,822	1,277
Other expense (income), net (Note 14)	(2,003)	376	(1,947)	(1,753)
Total operating expenses	354,116	366,456	727,681	662,413
Income (loss) from operations	14,302	2,103	(7,745)	(3,065)
Loss on extinguishment of debt	—	7,443	—	7,443
Interest expense	6,370	6,900	13,510	12,847
Income (loss) before income taxes	7,932	(12,240)	(21,255)	(23,355)
Provision (benefit) for income taxes (Note 8)	90	(8,508)	(6,888)	(8,154)
Net income (loss)	$7,842	$(3,732)	$(14,367)	$(15,201)
Basic and diluted net income (loss) per share (Note 13)	$0.13	$(0.09)	$(0.28)	$(0.39)
Weighted average common shares outstanding:
Basic	50,916,758	41,051,354	50,868,929	38,548,246
Diluted	60,331,817	41,051,354	50,868,929	38,548,246
Comprehensive income (loss), net of tax:
Net income (loss)	$7,842	$(3,732)	$(14,367)	$(15,201)
Change in valuation of interest rate swap (Note 7)	(2,178)	—	(7,387)	—
Comprehensive income (loss)	$5,664	$(3,732)	$(21,754)	$(15,201)

See accompanying notes to unaudited condensed consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share and per share amounts)
(Unaudited)

							Accumulated
					Additional	Retained	Other		Total
	Common Stock		Preferred Stock		Paid-In	Earnings	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Income (Loss)	Stock	Equity
Balance, December 29, 2019	51,049,377	$510	100	$—	$301,251	$11,096	$622	$(4,017)	$309,462
Stock-based compensation	—	—	—	—	1,132	—	—	—	1,132
Vesting of non-vested shares	424,963	5	—	—	(5)	—	—	—	—
Net loss	—	—	—	—	—	(22,209)	—	—	(22,209)
Repurchase of treasury stock	—	—	—	—	—	—	—	(54)	(54)
Change in valuation of interest rate swap (Note 7)	—	—	—	—	—	—	(5,209)	—	(5,209)
Balance, March 29, 2020	51,474,340	$515	100	$—	$302,378	$(11,113)	$(4,587)	$(4,071)	$283,122
Stock-based compensation	—	—	—	—	1,109	—	—	—	1,109
Vesting of non-vested shares	11,776	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	7,842	—	—	7,842
Change in valuation of interest rate swap (Note 7)	—	—	—	—	—	—	(2,178)	—	(2,178)
Balance, June 28, 2020	51,486,116	$515	100	$—	$303,487	$(3,271)	$(6,765)	$(4,071)	$289,895

Balance, December 30, 2018	35,742,427	$357	100	$—	$150,459	$35,511	$(646)	$(141)	$185,540
Stock-based compensation	—	—	—	—	1,526	—	—	—	1,526
Vesting of non-vested shares	371,824	4	—	—	(4)	—	—	—	—
Net loss	—	—	—	—	—	(11,469)	—	—	(11,469)
Adoption of ASC 842, net of taxes (Note 6)	—	—	—	—	—	7,504	—	—	7,504
Balance, March 31, 2019	36,114,251	$361	100	$—	$151,981	$31,546	$(646)	$(141)	$183,101
Stock-based compensation	—	—	—	—	1,282	—	—	—	1,282
Vesting of non-vested shares	2,478	—	—	—	—	—	—	—	—
Issuance of common and preferred stock	7,364,413	74	10,000	—	145,259	—	—	—	145,333
Retirement of treasury stock	—	—	—	—	(141)	—	—	141	—
Net loss	—	—	—	—	—	(3,732)	—	—	(3,732)
Balance, June 30, 2019	43,481,142	$435	10,100	$—	$298,381	$27,814	$(646)	$—	$325,984

See accompanying notes to unaudited condensed consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except share and per share amounts)

CARROLS RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 28, 2020	June 30, 2019
Cash flows provided by operating activities:
Net loss	$(14,367)	$(15,201)
Adjustments to reconcile net loss to net cash provided by operating activities:
(Gain) loss on disposals of property and equipment	(1,859)	508
Stock-based compensation	2,241	2,808
Gain on settlement agreement (Note 11)	—	(1,913)
Impairment and other lease charges	5,822	1,277
Depreciation and amortization	41,327	32,413
Amortization of deferred financing costs	1,039	719
Amortization of bond premium and discount on debt	146	(264)
Deferred income taxes	(6,983)	(8,219)
Change in refundable income taxes	96	(41)
Loss on extinguishment of debt non-cash	—	129
Changes in other operating assets and liabilities	20,430	(1,384)
Net cash provided by operating activities	47,892	10,832
Cash flows used for investing activities:
Capital expenditures:
New restaurant development	(13,952)	(19,120)
Restaurant remodeling	(7,349)	(12,990)
Other restaurant capital expenditures	(5,555)	(8,784)
Corporate and restaurant information systems	(6,288)	(2,198)
Total capital expenditures	(33,144)	(43,092)
Acquisition of restaurants, net of cash acquired (Note 2)	—	(127,980)
Properties purchased for sale-leaseback	(12,441)	—
Proceeds from sale-leaseback transactions	18,859	4,637
Proceeds from insurance recoveries	1,720	123
Net cash used for investing activities	(25,006)	(166,312)
Cash flows provided by financing activities:
Proceeds from issuance of Term Loan B Facility	71,250	422,875
Repayments of Term Loan B Facility	(2,125)	—
Retirement of 8% Senior Secured Second Lien Notes, premium and fees	—	(280,500)
Borrowings under prior revolving credit facility	—	175,750
Repayments under prior revolving credit facility	—	(150,750)
Borrowings under new revolving credit facility	150,000	—
Repayments under new revolving credit facility	(195,750)	—
Payments on finance lease liabilities	(1,134)	(981)
Costs associated with financing long-term debt	(2,123)	(11,516)
Net cash provided by financing activities	20,118	154,878
Net increase (decrease) in cash and cash equivalents	43,004	(602)
Cash and cash equivalents, beginning of period	2,974	4,014
Cash and cash equivalents, end of period	$45,978	$3,412
Supplemental disclosures:
Interest paid on long-term debt	$12,363	$15,988
Interest paid on lease financing obligations	$52	$52
Accruals for capital expenditures	$3,405	$4,882
Income taxes paid	$—	$138

See accompanying notes to unaudited condensed consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except share and per share amounts)

1. Basis of Presentation
Business Description. At June 28, 2020 Carrols Restaurant Group, Inc. ("Carrols Restaurant Group") operated, as franchisee, 1,027 Burger King® restaurants in 23 Northeastern, Midwestern and Southeastern states and 65 Popeyes® restaurants in seven Southeastern states.
In March 2020, the World Health Organization declared the COVID-19 outbreak to be a global pandemic, which continues to spread throughout the United States. The COVID-19 pandemic has significantly impacted the communities the Company's restaurants operate in as federal, state and local governments have taken a series of actions to contain its spread. In March 2020, the Company closed its dining rooms in all restaurants and modified operating hours in line with local ordinances and day-part sales trends, and over the course of March and April of 2020 temporarily closed 46 restaurants that were geographically close to one of its other restaurants. These closures were in effect for most of the second quarter. Each restaurant operated according to their respective local governmental guidelines as well as safety procedures developed by Burger King and Popeyes. As individual states and local governments have allowed reopenings, the Company has evaluated the opportunity to re-open dining rooms. As of the end of the second quarter, 28 of the temporarily closed restaurants had reopened, and another seven restaurants were reopened in July.
The Company took actions to strengthen and preserve its liquidity in light of these emerging economic conditions. The Company has been in contact with its major suppliers and at this point, has not experienced any material disruption in its supply chains. During the second quarter, the Company contacted each of its landlords to request rent relief during this period as described in Note 6. Further, the Company increased the borrowing capacity under its Senior Credit Facilities and issued Incremental Term B-1 Loans for proceeds of $71.3 million after original issue discount as described in Note 7.
Basis of Consolidation. Carrols Restaurant Group, Inc. is a holding company and conducts all of its operations through its direct and indirect wholly-owned subsidiaries Carrols Corporation and New CFH, LLC and their wholly-owned subsidiaries. Carrols Corporation's material direct and indirect wholly-owned subsidiaries (collectively, "Carrols") include its wholly-owned subsidiary Carrols LLC, a Delaware limited liability company, and Carrols LLC's wholly-owned subsidiary Republic Foods, Inc., a Maryland corporation ("Republic Foods"). New CFH LLC's material direct and indirect wholly-owned subsidiaries include Alabama Quality, LLC, Carolina Quality, LLC, Frayser Quality, LLC, Nashville Quality, LLC, Frayser Holdings, LLC, Louisiana Quality, LLC, CFH Real Estate, LLC, Tennessee Quality, LLC, TQ Real Estate, LLC and Mirabile Investment Corporation (and together with New CFH, LLC's immaterial direct and indirect subsidiaries, collectively, "New CFH"). Unless the context otherwise requires, Carrols Restaurant Group and its direct and indirect wholly-owned subsidiaries are collectively referred to as the “Company.” All intercompany transactions have been eliminated in consolidation.
Fiscal Year. The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. The three and six months ended June 28, 2020 and June 30, 2019 each contained thirteen weeks. The 2020 fiscal year will end January 3, 2021 and will contain 53 weeks.
Basis of Presentation. The accompanying unaudited condensed consolidated financial statements as of and for the three and six months ended June 28, 2020 and June 30, 2019 have been prepared without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission and do not include certain of the information and the footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of such unaudited condensed consolidated financial statements have been included. The results of operations for the three and six months ended June 28, 2020 and June 30, 2019 are not necessarily indicative of the results to be expected for the full year.
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

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

Use of Estimates. The preparation of the accompanying unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates include: accrued occupancy costs, insurance liabilities, evaluation for impairment of long-lived assets and franchise rights, lease accounting matters, the valuation of acquired assets and liabilities, valuation of interest rate swap, and the valuation of deferred income tax assets. Actual results could differ from those estimates.
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
Cash and Cash Equivalents. The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. At both June 28, 2020 and December 29, 2019, the Company did not have any cash invested in money market funds classified as cash equivalents on the condensed consolidated balance sheet.
Fair Value of Financial Instruments. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. In determining fair value, the accounting standards establish a three level hierarchy for inputs used in measuring fair value as follows: Level 1 inputs are quoted prices in active markets for identical assets or liabilities; Level 2 inputs are observable for the asset or liability, either directly or indirectly, including quoted prices in active markets for similar assets or liabilities; and Level 3 inputs are unobservable and reflect the Company's own assumptions. Financial instruments include cash and cash equivalents, trade and other receivables, accounts payable and long-term debt. The carrying amounts of cash and cash equivalents, trade and other receivables and accounts payable approximate fair value because of the short-term nature of these financial instruments. The carrying amount of the Term Loan B and B-1 Facilities at June 28, 2020 and outstanding borrowings on our Revolving Credit Facility approximate fair value because of their variable rates.

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
Fair value measurements of non-financial assets and non-financial liabilities are primarily used in the impairment analysis of long-lived assets, goodwill and intangible assets. Long-lived assets and definite-lived intangible assets are measured at fair value on a nonrecurring basis using Level 3 inputs. As described in Note 4, the Company recorded long-lived asset impairment charges of $2.7 million and $4.4 million during the three and six months ended June 28, 2020, respectively, and $0.3 million and $1.1 million during the three and six months ended June 30, 2019.
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
In August 2018, the FASB issued ASU 2018-14, Compensation - Retirement benefits (Topic 715-20). This ASU amends ASC 715 to add certain relevant disclosures, remove certain disclosures no longer considered to be cost beneficial, and clarify specific disclosure requirements related to defined benefit pension and other postretirement plans. This ASU is effective for fiscal years ending after December 15, 2020 and requires application on a retrospective basis. The Company does not expect adoption of this guidance will have a material impact on its consolidated financial statements.
In March 2020, the FASB issued ASU 2020-04 (“ASU 2020-04”), Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate (“LIBOR”). This ASU is effective for all entities as of March 12, 2020 through December 31, 2022. The Company is currently evaluating the effect adoption of this guidance will have on its consolidated financial statements and related disclosures.
In April 2020, the FASB staff issued interpretive guidance that indicated it would be acceptable for entities to make an election to account for lease concessions related to the COVID-19 pandemic consistent with how those concessions would be accounted for under ACS Topic 842, Leases ("ASC 842"), as though enforceable rights and obligations for those concessions existed (regardless of whether those enforceable rights and obligations for the concessions explicitly exist in the contract). Consequently, for concessions related to the effects of the COVID-19 pandemic, an entity will not have to analyze each contract to determine whether enforceable rights and obligations for concessions exist in the contract and can elect to apply or not apply the lease modification guidance in Topic 842 to those contracts. This election is available for concessions related to the effects of the COVID-19 pandemic that do not result in a substantial increase in the rights of the lessor or the obligations of the lessee. The Company has made the

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

policy election to apply this interpretive guidance to certain rent relief resulting directly from COVID-19, and has assumed that enforceable rights and obligations for those concessions exist in the lease contract. Accordingly, the Company recognized abatements that did not result in an extension of lease term as reductions in variable lease payments, and deferrals that did not result in an extension of lease term as an increase in other current liabilities. This election will continue while these abatement or deferrals are in effect.
Subsequent events. The Company reviewed and evaluated subsequent events through the issuance date of the Company’s unaudited condensed consolidated financial statements.
2. Acquisitions
The Company was assigned Burger King Corporation's ("BKC") right of first refusal on the sale of franchisee-operated restaurants in 20 states (the "ROFR") in 2012 as part of its acquisition of 278 restaurants from BKC. Since the beginning of 2019 through the end of the first quarter of 2020, the Company acquired an aggregate of 179 Burger King restaurants and 55 Popeyes restaurants from other franchisees in the following transactions, some of which were acquired pursuant to the exercise of the ROFR (in thousands, except number of restaurants):

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
On April 30, 2019 the Company completed a merger with Cambridge ("the Cambridge Merger") for a purchase price of $259.1 million through the issuance to Cambridge Franchise Holdings LLC ("Cambridge Holdings") of shares of stock which consisted of (i) approximately 7.4 million shares of common stock, (ii) 10,000 shares of the Company's newly designated Series C Convertible Preferred Stock, which were converted into approximately 7.5 million shares of common stock on August 29, 2019, and (iii) the retirement of approximately $113.8 million of the indebtedness of Cambridge, net of cash acquired. All shares issued are subject to a two year restriction on sale or transfer subject to certain limited exceptions. As part of the transaction, Cambridge Holdings has the right to designate up to two director nominees and two Cambridge Holdings executives joined the Company's Board of Directors on April 30, 2019.
Under the purchase method of accounting, the aggregate purchase price is allocated to the net tangible and intangible assets based on their estimated fair values on the acquisition date. The purchase price allocation values the common stock at $145.3 million based on the $9.81 closing price of the Company's common stock on the date of acquisition.
The Company allocated the aggregate purchase price to the net tangible and intangible assets acquired in the Cambridge Merger at their estimated fair values. The Company engaged a third party valuation specialist to assist with the valuation of franchise rights, leasehold improvements and favorable and unfavorable leases included in the operating right-to-use assets acquired. The fair value of other property and equipment and franchise agreements was based on the carrying value of the respective assets given that in the three years prior to the Cambridge Merger, Cambridge had completed valuations in connection with its acquisition of 132 restaurants and also recently constructed 33 new restaurants. The fair value of the right-of-use liability is based upon the lease payments over the remaining lease term discounted by the Company's incremental borrowing rate.
Goodwill recorded in connection with the Cambridge Merger represents the excess of the purchase price over the aggregate fair value of net assets acquired and is related to the benefits expected as a result of the merger, including

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

sales, operating synergies, development and growth opportunities. Cambridge's existing Burger King and Popeyes restaurant portfolios provides the Company with significant growth and development opportunities and, due to the geographic location of the restaurants, mitigates the dependence on the economic performance of any one particular geographic location or restaurant concept. A deferred income tax liability of approximately $44.3 million was recorded representing book and tax differences primarily related to the fair value of the acquired franchise rights.
The following table summarizes the final allocation of the aggregate purchase price for the Cambridge Merger reflected in the condensed consolidated balance sheets as of December 29, 2019:

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

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

The Company allocated the aggregate purchase price for the 2019 acquisitions other than the Cambridge Merger at their estimated fair values. The following table summarizes the preliminary allocation of the aggregate purchase price for the 2019 acquisitions reflected in the condensed consolidated balance sheets as of December 29, 2019:

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
The results of operations for the restaurants acquired are included from the closing date of the respective acquisition. The 2019 acquired restaurants contributed restaurant sales of $68.6 million and $137.3 million in the three and six months ended June 28, 2020, respectively. It is impracticable to disclose net earnings for the post-acquisition period for the acquired restaurants as net earnings of these restaurants were not tracked on a collective basis due to the integration of administrative functions, including field supervision.
The unaudited pro forma impact on the results of operations for the restaurants acquired in 2019 for the three and six months ended June 30, 2019 is included below. The unaudited pro forma results of operations are not necessarily indicative of the results that would have occurred had the acquisitions been consummated at the beginning of the periods presented, nor are they necessarily indicative of any future consolidated operating results. The following table summarizes the Company's unaudited pro forma operating results:

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Total revenue	$397,665	$764,854
Net loss	$(1,260)	$(8,946)
Basic and diluted net loss per share	$(0.03)	$(0.23)

This unaudited pro forma financial information does not give effect to any anticipated synergies, operating efficiencies, cost savings or any integration costs related to the acquired restaurants. The unaudited pro forma financial results exclude transaction costs recorded as general and administrative expenses of $1.4 million and $4.0 million during the three and six months ended June 30, 2019, respectively.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

3. Intangible Assets
Goodwill. The Company is required to review goodwill for impairment annually, or more frequently when events and circumstances indicate that the carrying amount may be impaired. If the determined fair value of goodwill is less than the related carrying amount, an impairment loss is recognized. The Company performs its annual impairment assessment as of the last day of its fiscal year and does not believe circumstances have changed since the last assessment date which would make it necessary to reassess the value of its goodwill. There were no recorded goodwill impairment losses during the three and six months ended June 28, 2020 or June 30, 2019, respectively.
Franchise Rights. Amounts allocated to franchise rights for each acquisition of Burger King® and Popeyes® restaurants are amortized using the straight-line method over the average remaining term of the acquired franchise agreements plus one twenty-year renewal period.
The Company assesses the potential impairment of franchise rights whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If an indicator of impairment exists, an estimate of the aggregate undiscounted cash flows from the acquired restaurants is compared to the respective carrying value of franchise rights for each acquisition. If an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value. No impairment charges were recorded related to the Company’s franchise rights for the three and six months ended June 28, 2020 and June 30, 2019, respectively. The change in franchise rights for the six months ended June 28, 2020 is summarized below:

Balance at December 29, 2019	$348,941
Amortization expense	(7,340)
Balance at June 28, 2020	$341,601

Amortization expense related to franchise rights was $3.4 million and $2.0 million for the three months ended June 28, 2020 and June 30, 2019, respectively and $7.3 million and $4.1 million for the six months ended June 28, 2020 and June 30, 2019, respectively. The Company expects annual amortization expense to be $14.3 million in 2020 and $13.7 million in each of the following five years.
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
During the three months ended June 28, 2020, the Company recorded impairment and other lease charges of $2.9 million consisting of $2.6 million of initial impairment charges for six underperforming restaurants, capital expenditures of $0.1 million at underperforming restaurants, and $0.2 million of other lease charges. During the six months ended June 28, 2020, the Company recorded impairment and other lease charges of $5.8 million consisting of $4.1 million related to initial impairment charges for nine underperforming restaurants, capital expenditures of $0.3 million at previously impaired restaurants and $1.4 million of other lease charges primarily from nine restaurants closed during the first quarter of 2020.

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
5. Other Liabilities, Long-Term
Other liabilities, long-term, at June 28, 2020 and December 29, 2019 consisted of the following:

	June 28, 2020	December 29, 2019
Accrued occupancy costs	$2,288	$8,523
Accrued workers’ compensation and general liability claims	4,843	5,370
Interest rate swap	7,387	—
Deferred compensation	4,016	3,902
Deferred federal payroll taxes	7,093	—
Other	234	289
	$25,861	$18,084

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
As a result of the COVID-19 pandemic and the economic uncertainty in the restaurant industry that has resulted, the Company contacted each of its landlords to potentially negotiate accommodations to preserve cash, and for certain leases was able to modify existing payment terms, in some cases through deferral of existing payments until future periods and in some cases through a reduction in payments due during this period. The Company elected the practical expedient to not evaluate whether a deferral of rent within the current term is a lease modification. Any concessions which resulted in extension of the existing lease term were accounted for as a lease modification under the current GAAP guidance. The total rent that was or will be deferred as a result of requests for relief from our landlords other than BKC (see Note 11) was $5.8 million, of which $4.8 million is expected to be repaid over various periods beginning in the third quarter of 2020.
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
Lease Cost
The components and classification of lease expense for the three and six months ended June 28, 2020 and June 30, 2019 are as follows:

		Three Months Ended		Six Months Ended
Lease cost	Classification	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Operating lease cost (1)	Restaurant rent expense	$25,491	$22,543	$50,962	$40,837
Operating lease cost	General and administrative	167	148	265	222
Variable lease cost	Restaurant rent expense	3,599	4,290	7,704	8,090
Sublease income	Restaurant rent expense	(106)	(143)	(228)	(321)
Finance lease cost:
Amortization of right-of-use assets	Depreciation and amortization	437	523	882	999
Interest on lease liabilities	Interest expense	36	64	82	135
Total lease cost		$29,624	$27,425	$59,667	$49,962

(1)	Includes short-term leases which are not material.
Other Information
Supplemental cash flow information related to leases for the six months ended June 28, 2020 and June 30, 2019 are as follows:

	Six Months Ended
	June 28, 2020	June 30, 2019
Gain (loss) on sale-leaseback transactions	$567	$105
Lease assets and liabilities resulting from lease modifications and new leases	$39,953	$36,124
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$49,143	$36,006
Operating cash flows from finance leases	$36	$135
Financing cash flows from finance leases	$1,134	$981

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

7. Long-Term Debt
Long-term debt at June 28, 2020 and December 29, 2019 consisted of the following:

	June 28, 2020	December 29, 2019
Collateralized:
Senior Credit Facility:
Term Loan B borrowings	$420,750	$422,875
Term Loan B-1 borrowings	75,000	—
Revolving credit borrowings	—	45,750
Finance lease liabilities	1,390	2,524
	497,140	471,149
Less: current portion of long-term debt and finance lease liabilities	(4,996)	(5,866)
Less: unamortized debt issuance costs	(8,376)	(7,768)
Less: unamortized original issue discount	(5,554)	(1,950)
Total Long-term debt	$478,214	$455,565

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
The Second Amendment also provides that beginning on the 180th day after the Second Amendment Effective Date and for so long as the Revolving Committed Amount is greater than $115.0 million, the Company shall pay to the Administrative Agent, for the ratable benefit of the Revolving Facility Lenders, a commitment fee (the "Ticking Fee") on the average daily amount of the Revolving Committed Amount at a rate per annum equal to (a) 0.125% for the 180th day after the Second Amendment Effective Date through and including the 269th day after the Second Amendment Effective Date, (b) 0.25% for the 270th day after the Second Amendment Effective Date through and including the 364th day after the Second Amendment Effective Date and (c) 1.00% for the 365th day after the Second Amendment Effective Date and thereafter. The Second Amendment provides that the Ticking Fee will be due and payable quarterly in arrears (calculated on a 360-day basis) on the last Business Day of each calendar quarter and will accrue from the 180th day after the Second Amendment Effective Date for so long as the Revolving Committed Amount is greater than $115.0 million. The Second Amendment also provides that the Company shall use the proceeds of an Extension of Credit which results in the sum of the aggregate principal amount of outstanding Revolving Loans plus the aggregate amount of LOC Obligations equaling an amount in excess of $115.0 million, solely for ongoing operations of the Company and its subsidiaries and shall not be held as cash on the balance sheet. Pursuant to the Letter Agreement dated as of March 25, 2020 among the Company, Wells Fargo Securities, LLC, Wells Fargo Bank, National Association and Truist Bank, the Company agreed to defer rent payments totaling approximately $2.4 million per month under certain real property leases for the period between April 1, 2020 through and including June 30, 2020. The Company and the lessor under each of such leases agreed to the deferral of rent payments under such leases for such period and that any such deferred rent under such leases were due and payable by the Company on July 1, 2020. The Company paid these amounts in full according to these terms during the third quarter of 2020.
On April 8, 2020, the Company entered into the Third Amendment to its Senior Credit Facilities which increased the aggregate maximum commitments available for revolving credit borrowings (including standby letters of credit) under the Revolving Credit Facility by $15.4 million to a total of $145.8 million.
On April 16, 2020, the Company entered into the Fourth Amendment to our Senior Credit Facilities (the "Fourth Amendment"). The Fourth Amendment permits the Company to incur and, if necessary, repay indebtedness incurred pursuant to the Paycheck Protection Program (the "PPP") under the Coronavirus Aid, Relief and Economic Security Act, as amended (the "CARES Act"). Subsequent to this amendment, the Company withdrew its application for relief under the PPP and returned the funds upon receipt.
On June 23, 2020 (the "Fifth Amendment Effective Date"), the Company entered into the Fifth Amendment to our Senior Credit Facilities (the "Fifth Amendment"). The Fifth Amendment increased the Term Loan (as defined in the Senior Credit Facilities) borrowings in the aggregate principal amount of $75 million of Incremental Term B-1 Loans (as defined in the Senior Credit Facilities). The Incremental Term B-1 Loans constitute a new tranche of Term Loans ranking pari passu in right of payment and security with the Initial Term Loans for all purposes under the Senior Credit Facilities. The Incremental Term B-1 Loans have the same terms as outstanding borrowings under the Company's existing term loan B facility pursuant to and in accordance with the Senior Credit Facilities, provided that (i) borrowings under the Incremental Term B-1 Loans will bear interest at a rate per annum, at the Company’s option, of (a) the Alternate Base Rate (as defined in the Senior Credit Facilities) plus the applicable margin of 5.25% or (b) the LIBOR Rate (as defined in the Senior Credit Facilities) (which shall not be less than 1% for Incremental Term B-1 Loans) plus the applicable margin of 6.25% and (ii) certain prepayments of the Incremental Term B-1 Loans by the Company prior to the first anniversary of the Fifth Amendment Effective Date are subject to a premium to the Administrative Agent (as defined in the Senior Credit Facilities), for the ratable account of each applicable Term Loan Lender (as defined in the Senior Credit Facilities) holding Incremental Term B-1 Loans on the date of such prepayment equal to the Applicable Make-Whole Amount (as defined in the Senior Credit Facilities) with respect to the principal amount of the Incremental Term B-1 Loans so prepaid. The principal amount of the Incremental Term B-1 Loans will amortize

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

in an aggregate annual amount equal to 1% of the original principal amount of the Incremental Term B-1 Loans and shall be repayable in consecutive quarterly installments on the last day of the Company's fiscal quarters beginning on the third fiscal quarter of 2020 with the remaining outstanding principal amount of the Incremental Term B-1 Loan and all accrued but unpaid interest and other amounts payable with respect to the Incremental Term B-1 Loan due on April 30, 2026 which is the Term Loan Maturity Date (as defined in the Senior Credit Facilities).
The net proceeds of the Incremental Term B-1 Loans were $71.3 million after original issue discount and were used for general corporate purposes, including repayment of the outstanding balance of the Revolving Credit Facility. As of June 28, 2020, there was $136.2 million available for revolving credit borrowings under the Senior Credit Facilities, after reserving for issued letters of credit.
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
The Senior Credit Facilities contain certain covenants, including without limitation, those limiting the Company’s and its subsidiaries' ability to, among other things, incur indebtedness, incur liens, sell or acquire assets or businesses, change the character of its business in all material respects, engage in transactions with related parties, make certain investments, make certain restricted payments or pay dividends. In addition, the Senior Credit Facilities require the Company to meet a First Lien Leverage Ratio (as defined in the Senior Credit Facilities) if revolving credit borrowings exceed 35% of the aggregate borrowing capacity, as described under the First Amendment above. As there were no borrowings under the Revolving Credit Facility at June 28, 2020, no First Lien Leverage Ratio calculation was required. The Company was in compliance with the covenants under its Senior Credit Facilities at June 28, 2020.
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
The Term Loan B and B-1 borrowings are due and payable in quarterly installments, which began on September 30, 2019. Amounts outstanding at June 28, 2020 are due and payable as follows:
(i) twenty-three remaining quarterly installments of $1.3 million;
(ii) one final payment of $467.0 million on April 30, 2026.
At June 28, 2020, borrowings under the Senior Credit Facility bore interest as follows:
(i) Revolving Credit Facility: at a rate per annum equal to (a) the Alternate Base Rate (as defined in the Senior Credit Facilities) plus 2.50% or (b) LIBOR Rate (as defined in the Senior Credit Facilities) plus 3.50%.
(ii) Term Loan B borrowings: at a rate per annum equal to (a) the Alternate Base Rate (as defined in the Senior Credit Facilities) plus 2.25% or (b) LIBOR Rate (as defined in the Senior Credit Facilities) plus 3.25%.
(iii) Term Loan B-1 borrowings: at a rate per annum, at the Company’s option, of (a) the Alternate Base Rate plus the applicable margin of 5.25% or (b) the LIBOR Rate (which shall not be less than 1% for Incremental Term B-1 Loans) plus the applicable margin of 6.25%.
The weighted average interest rate for borrowings under the Senior Credit Facilities, was 4.3% and 4.6% for the three and six months ended June 28, 2020, respectively and 6.3% and 7.0% for the three and six months ended June 30, 2019, respectively.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

As of June 28, 2020, there were no revolving credit borrowings outstanding and $9.7 million of letters of credit issued under the Revolving Credit Facility. After reserving for issued letters of credit and outstanding revolving credit borrowings, $136.2 million was available for revolving credit borrowings under the Senior Credit Facilities at June 28, 2020.
Interest Rate Swap. In March 2020, The Company entered into an interest rate swap agreement with its lenders to mitigate the risk of increases in the variable interest rate related to term loan borrowings under the Term Loan B Facility. The interest rate swap fixes the interest rate on 50% of the outstanding term loan borrowings under the Term Loan B Facility at 0.915% plus the applicable margin in its Senior Credit Facilities. The agreement matures on February 28, 2025 and has a notional amount of $220.0 million at June 28, 2020. The differences between the variable LIBOR rate and the interest rate swap rate of 0.915% are settled monthly. The Company received payments of $0.03 million to settle the interest rate swap during the three and six months ended June 28, 2020. The fair value of the Company's interest rate swap agreement was a liability of $7.4 million as of June 28, 2020 and is included in long-term other liabilities in the accompanying consolidated balance sheets. Changes in the valuation of the Company's interest rate swap were included as a component of other comprehensive income and will be reclassified to earnings as the losses are realized. The Company expects to reclassify net losses totaling $1.7 million into earnings in the next twelve months.
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
8. Income Taxes
The provision (benefit) for income taxes for the three and six months ended June 28, 2020 and June 30, 2019 was comprised of the following:

	Three Months Ended		Six Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Current	$90	$53	$95	$65
Deferred	1,789	(8,561)	(7,342)	(8,219)
Change in valuation allowance	(1,789)	—	359	—
Provision (benefit) for income taxes	$90	$(8,508)	$(6,888)	$(8,154)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.
The Company has performed an assessment of positive and negative evidence regarding the realization of its deferred income tax assets at June 28, 2020 as required by ASC 740. Under ASC 740, the weight given to negative and positive evidence is commensurate only to the extent that such evidence can be objectively verified. ASC 740 also prescribes that objective evidence, in particular the Company’s three-year cumulative loss position at June 28, 2020, be given greater weight than subjective evidence, including the Company’s forecasts of future taxable income, which include assumptions that cannot be objectively verified. The Company considers all available positive and negative evidence and determines, based on the required weight of the evidence under ASC 740, whether a valuation allowance is necessary for any of its deferred tax assets at each reporting period. During the first quarter of 2020, due to forecasted losses for 2020, the Company determined that an incremental valuation allowance was needed for its net deferred income tax assets. As of June 28, 2020, a valuation allowance was recorded against net deferred tax assets of $2.5 million.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

The benefit for income taxes for the three and six months ended June 28, 2020 was derived using an estimated effective annual income tax rate for all of 2020 of 36.7%, which excludes any discrete tax adjustments. The difference compared to the statutory rate for 2020 is attributed to the benefits of federal employment credits which are not directly related to the amount of pre-tax loss recorded in a period. Accordingly, in periods where recorded pre-tax income (loss) is relatively small, the proportional effect of these items on the effective tax rate may be significant. There were no discrete items for the three and six months ended June 28, 2020.
On March 27, 2020, the United States enacted the CARES Act as a response to the economic uncertainty resulting from COVID-19. The CARES Act includes modifications for net operating loss carryovers and carrybacks, limitations of business interest expense for tax, immediate refund of alternative minimum tax (AMT) credit carryovers as well as a technical correction to the Tax Cuts and Jobs Act of 2017, referred to herein as the U.S. Tax Act, for qualified improvement property. The CARES Act also provides for deferred payment of the employer portion of social security taxes through the end of 2020, with 50% of the deferred amount due December 31, 2021 and the remaining 50% due December 31, 2022. As of June 28, 2020, the Company had deferred $7.1 million of social security taxes, which is included in other long-term liabilities in the consolidated balance sheets. As of June 28, 2020, the Company expects that the carryback of NOL's will not have an impact on its current tax attributes.
The provision for income taxes for the three and six months ended June 30, 2019 was derived using an estimated effective annual income tax rate for all of 2019 of 35.1%, which excludes any discrete tax adjustments and was below the statutory rate due to the effect of fixed employment tax credits on taxable income. The benefits of federal employment credits are not directly related to the amount of pre-tax income recorded in a period. Accordingly, in periods where recorded pre-tax income is relatively small, the proportional effect of these items on the effective tax rate may be significant. There were no discrete adjustments for the three and six months ended June 30, 2019.
As of June 28, 2020, the Company had federal net operating loss carryforwards of approximately $145.0 million which expire beginning in 2033. The Company's state net operating loss carryforwards expire beginning in 2021 through 2038.
The Company's policy is to recognize interest and/or penalties related to uncertain tax positions in income tax expense. At June 28, 2020 and December 29, 2019, the Company had no unrecognized tax benefits and no accrued interest related to uncertain tax positions. The tax years 2014 - 2019 remain open to examination by the major taxing jurisdictions to which the Company is subject. Although it is not reasonably possible to estimate the amount by which unrecognized tax benefits may increase within the next twelve months due to the uncertainties regarding the timing of examinations, the Company does not expect unrecognized tax benefits to significantly change in the next twelve months.

9. Stock-Based Compensation
Stock-based compensation expense for the three months ended June 28, 2020 and June 30, 2019 was $1.1 million and $1.3 million, respectively and for the six months ended June 28, 2020 and June 30, 2019 was $2.2 million and $2.8 million, respectively. During the six months ended June 28, 2020, the Company granted 790,000 non-vested restricted shares to certain employees and officers of the Company and 73,128 non-vested restricted shares to outside directors of the Company. These shares vest, become non-forfeitable and are being expensed over their three-year vesting period.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

A summary of all non-vested shares activity for the six months ended June 28, 2020 was as follows:

	Shares	Weighted Average Grant Date Price
Non-vested at December 29, 2019	790,823	$11.35
Granted	863,128	$5.42
Vested	(416,253)	$12.07
Non-vested at June 28, 2020	1,237,698	$6.97

The fair value of non-vested shares is based on the closing price on the date of grant. As of June 28, 2020, the total non-vested unrecognized stock-based compensation expense was approximately $6.9 million and the remaining weighted average vesting period for non-vested shares was 2.2 years. The Company expects to record an additional $2.1 million in stock-based compensation expense related to the vesting of these awards for the remainder of 2020.
The Company has issued restricted stock units (“RSUs”) on shares of the Company's common shares to certain eligible employees. During the six months ended June 28, 2020, 20,486 RSUs vested into shares of the Company's common stock at a weighted average price of $2.92 per share.
A summary of all RSU activity for the six months ended June 28, 2020 was as follows:

Units
Non-vested at December 29, 2019	57,942
Vested	(20,486)
Non-vested at June 28, 2020	37,456

10. Commitments and Contingencies
Lease Guarantees. Fiesta Restaurant Group, Inc. ("Fiesta"), a former wholly-owned subsidiary of the Company, was spun-off in 2012 to the Company's stockholders. As of June 28, 2020, the Company is a guarantor under 27 Fiesta restaurant property leases, of which all but for one is still operating, with lease terms expiring on various dates through 2030. The Company is fully liable for all obligations under the terms of the leases in the event that Fiesta fails to pay any sums due under the lease, subject to indemnification provisions of a Separation and Distribution Agreement entered into in connection with the spin-off of Fiesta.
The maximum potential amount of future undiscounted rental payments the Company could be required to make under these leases at June 28, 2020 was $9.3 million. The obligations under these leases will generally continue to decrease over time as these operating leases expire. No payments related to these guarantees have been made by the Company to date and none are expected to be required to be made in the future. The Company has not recorded a liability for $9.3 million of these guarantees in accordance with ASC 460 - Guarantees as Fiesta has indemnified the Company for all such obligations and the Company did not believe it was probable it would be required to perform under any of the guarantees or direct obligations.
Litigation. The Company is a party to various litigation matters that arise in the ordinary course of business. The Company does not believe that the outcome of any of these other matters meet the disclosure or recognition standards, nor will they have a material adverse effect on its consolidated financial statements.
11. Transactions with Related Parties
In connection with an acquisition of restaurants from BKC in 2012, the Company issued to BKC 100 shares of Series A Convertible Preferred Stock, which was exchanged for 100 shares of newly issued Series B Convertible Preferred Stock ("Series B Preferred Stock") in 2018, and as of June 28, 2020 is convertible into approximately 15.2% of the outstanding shares of the Company's common stock after giving effect to the conversion of the Series B Preferred Stock. Pursuant to the terms of the Series B Preferred Stock, BKC together with certain other entities that are both affiliates of BKC and either Restaurant Brands International or Restaurant Brands International Limited Partnership (collectively "RBI") are entitled to elect two representatives on the Company's board of directors.
The Company operates its Burger King® restaurants under franchise agreements with BKC and its Popeyes® restaurants under franchise agreements with Popeyes Louisiana Kitchen, Inc. ("PLK"), a subsidiary of RBI. These franchise agreements generally provide for an initial term of twenty years and currently have an initial franchise fee of fifty thousand dollars. Any franchise agreement, including renewals, can be extended at the Company's discretion for an additional 20 year term, with BKC's and PLK's approval, provided that, among other things, the restaurant meets the current restaurant image standard and the Company is not in default under terms of the franchise agreement. In addition to the initial franchise fee, the Company generally pays BKC a monthly royalty at a rate of 4.5% of Burger King restaurant sales and PLK a weekly royalty at a rate of 5.0% of Popeyes restaurant sales. Royalty expense was $15.9 million and $15.6 million in the three months ended June 28, 2020 and June 30, 2019, respectively and was $31.0 million and $28.0 million in the six months ended June 28, 2020 and June 30, 2019, respectively.
The Company is also generally required to contribute 4% of restaurant sales from its restaurants to an advertising fund utilized by BKC and PLK for its advertising, promotional programs and public relations activities, and additional amounts for additional local advertising in markets that approve such advertising. Advertising expense associated with these expenditures was $14.1 million and $14.4 million in the three months ended June 28, 2020 and June 30, 2019, respectively and $27.5 million and $25.8 million in the six months ended June 28, 2020 and June 30, 2019, respectively.
As of June 28, 2020, the Company leased 239 of its restaurant locations from BKC and 107 of these locations are subleased by BKC from various third party lessors. Aggregate rent under these BKC leases was $6.3 million and $6.8 million for the three months ended June 28, 2020 and June 30, 2019, respectively, and was $13.0 million and $13.6 million in the six months ended June 28, 2020 and June 30, 2019, respectively. The Company does not believe that such lease terms have been significantly affected by the fact that the Company and BKC are deemed to be related parties.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

As of June 28, 2020 and December 29, 2019, the Company owed BKC and PLK $21.0 million and $14.0 million, respectively, related to the payment of advertising, royalties, rent and real estate taxes, which is normally remitted on a monthly basis.
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
At June 28, 2020, $21.0 million was available to repurchase shares under the Repurchase Program. Shares repurchased are being held in treasury until they are retired at the discretion of the Board of Directors. This program was suspended during the second quarter of 2020.

13. Net Income (Loss) per Share
The Company applies the two-class method to calculate and present net income (loss) per share. The Company's non-vested share awards and Series B Preferred Stock contain non-forfeitable rights to dividends and are considered participating securities for purposes of computing net income (loss) per share pursuant to the two-class method. Under the two-class method, net earnings are reduced by the amount of dividends declared (whether paid or unpaid) and the remaining undistributed earnings are then allocated to common stock and participating securities, based on their respective rights to receive dividends. As the Company incurred a net loss for the six months ended June 28, 2020, and losses are not allocated to participating securities under the two-class method, such method is not applicable for the aforementioned interim reporting periods.
Basic net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding for the reporting period. Diluted net income (loss) per share reflects additional shares of common stock outstanding, where applicable, calculated using the treasury stock method or the two-class method.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

The following table sets forth the calculation of basic and diluted net income (loss) per share:

	Three Months Ended		Six Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Basic net income (loss) per share:
Net income (loss)	$7,842	$(3,732)	$(14,367)	$(15,201)
Less: Income attributable to non-vested shares	(158)	—	—	—
Less: Income attributable to preferred stock	(1,199)	—	—	—
Net income (loss) available to common stockholders	$6,485	$(3,732)	$(14,367)	$(15,201)
Weighted average common shares outstanding	50,916,758	41,051,354	50,868,929	38,548,246
Basic net income (loss) per share	$0.13	$(0.09)	$(0.28)	$(0.39)
Diluted net income (loss) per share:
Net income (loss)	$7,842	$(3,732)	$(14,367)	$(15,201)
Shares used in computing basic net income (loss) per share	50,916,758	41,051,354	50,868,929	38,548,246
Dilutive effect of preferred stock and non-vested shares	9,415,059	—	—	—
Shares used in computing diluted net income (loss) per share	60,331,817	41,051,354	50,868,929	38,548,246
Diluted net income (loss) per share	$0.13	$(0.09)	$(0.28)	$(0.39)
Shares excluded from diluted net income (loss) per share computations (1)	—	17,755,355	10,652,278	17,755,355

(1)	Shares issuable upon conversion of preferred stock and non-vested shares were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive.
14. Other Expense (Income)
In the three months ended June 28, 2020, the Company recorded other income, net of $2.0 million which consisted of gains related to insurance recoveries from property damage at four of its restaurants of $1.3 million, net gain on three sale-leaseback transactions of $0.8 million and a loss on disposal of assets of $0.1 million. In the six months ended June 28, 2020, the Company recorded other income, net of $1.9 million, which consisted of gains related to insurance recoveries from property damage at four of its restaurants of $1.6 million, net gain on ten sale-leaseback transactions of $0.6 million and a loss on disposal of assets of $0.2 million.
In the three months ended June 30, 2019, the Company recorded other expense, net of $0.4 million consisting of a loss on the disposal of restaurant equipment of $0.5 million and a $0.1 million gain on a sale-leaseback transaction. In the six months ended June 30, 2019, the Company recorded other income of $1.8 million which consisted of a $1.9 million gain from a settlement with BKC for their approval of new restaurant development by other franchisees which unfavorably impacted the Company's restaurants, a $0.1 million gain on two sale-leaseback transactions, a $0.1 million gain related to an insurance recovery from property damage at one of its restaurants in the prior year and a loss on a disposal of restaurant equipment of $0.5 million.
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
Results from Operations—an analysis of our results of operations for the three and six months ended June 28, 2020 compared to the three and six months ended June 30, 2019 including a review of material items and known trends and uncertainties.
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
Company Overview
Carrols Restaurant Group, Inc. and its consolidated subsidiaries (collectively, "Carrols Restaurant Group", the "Company", “we”, “our” or “us”) is one of the largest restaurant companies in the United States and have been operating restaurants for more than 55 years. We are the largest Burger King® franchisee in the United States, based on number of restaurants. As of June 28, 2020 we operated, as franchisee, a total of 1,092 restaurants in 23 states under the trade names of Burger King® and Popeyes®, including certain restaurants temporarily closed as a result of COVID-19. This included 1,027 Burger King restaurants in 23 Northeastern, Midwestern and Southeastern states and 65 Popeyes restaurants in 7 Southeastern states.

Any reference to “BKC” refers to Burger King Corporation and its indirect parent company, Restaurant Brands International Inc. (“RBI”). Any reference to “PLK” refers to Popeyes Louisiana Kitchen, Inc. and its indirect parent company, RBI.
The following is an overview of the key financial measures discussed in our results of operations:

•
Restaurant sales consist of food and beverage sales at our restaurants, net of sales discounts and excluding sales tax collected. Restaurant sales are influenced by changes in comparable restaurant sales, menu price increases, new restaurant development, and acquisitions of restaurants and closures of restaurants. Comparable restaurant sales reflect the change in year-over-year sales for a comparable restaurant base. Restaurants we acquire are included in comparable restaurant sales after they have been owned for 12 months and immediately after they re-open following a remodel. Newly developed restaurants are included in comparable restaurant sales after they have been open for 15 months. For comparative purposes, where applicable, the calculation of the changes in comparable restaurant sales is based either on a 53-week or 52-week year and compares against the 52-week prior period.

•
Other revenue consists of fuel sales, food sales and sales of other convenience merchandise and services from the six convenience stores acquired as part of the Cambridge Acquisition. The six convenience stores were closed in the fourth quarter of 2019.

•
Cost of sales consists of food, paper and beverage costs (including packaging costs) and delivery charges, less purchase discounts and vendor rebates. Cost of sales is generally influenced by changes in commodity costs, the mix of items sold, the level of promotional discounting and the effectiveness of our restaurant-level controls to manage food and paper costs. In 2019 cost of sales also included fuel costs for the six convenience stores acquired as part of the Cambridge Acquisition, which contributed lower margins relative to our restaurant cost of sales.

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

•
EBITDA, Adjusted EBITDA, Adjusted Restaurant-Level EBITDA and Adjusted Net Income (Loss). EBITDA, Adjusted EBITDA, Adjusted Restaurant-Level EBITDA and Adjusted Net Income (Loss) are non-GAAP financial measures. EBITDA represents net income (loss) before income taxes, interest expense and depreciation and amortization. Adjusted EBITDA represents EBITDA adjusted to exclude impairment and other lease charges, acquisition costs, loss on extinguishment of debt, stock compensation expense, certain other non-recurring expenses and other income or expense. Adjusted Restaurant-Level EBITDA represents income (loss) from operations adjusted to exclude general and administrative expenses, depreciation and amortization, impairment and other lease charges and other income or expense. Adjusted Net Income (Loss) represents net income (loss) adjusted to exclude loss on extinguishment of debt, impairment and other lease charges, acquisition costs, pre-opening expenses, certain other non-recurring expenses, other income and expense and the related income tax effect of these adjustments.

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
However, EBITDA, Adjusted EBITDA, Adjusted Restaurant-Level EBITDA and Adjusted Net Income (Loss) are not measures of financial performance or liquidity under GAAP and, accordingly, should not be considered as alternatives to net income, income from operations or cash flow from operating activities as indicators of operating performance or liquidity. Also, these measures may not be comparable to similarly titled captions of other companies. For the reconciliation between net income to EBITDA, Adjusted EBITDA and Adjusted

Net Income (Loss) and the reconciliation of income from operations to Adjusted Restaurant-Level EBITDA, see page 42.
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

•
Interest expense consists of interest expense associated with our $425.0 million Term Loan B borrowings, $75 million Term Loan B-1 borrowings, amortization of deferred financing costs, amortization of original issue discounts, interest on revolving credit borrowings and, through April 30, 2019, interest on the $275.0 million of 8% Senior Secured Second Lien Notes due 2022 (the "8% Notes") and unamortized bond premium.

•
Free Cash Flow is a non-GAAP financial measure and may not necessarily be comparable to other similarly titled captions of other companies due to differences in methods of calculation. Free Cash Flow is defined as cash provided by operating activities less cash used for investing activities, adjusted to add back cash paid for acquisitions. We believe that Free Cash Flow, when viewed with our results of operations in accordance with GAAP and the accompanying reconciliations in the table on page 43 , provides useful information about our cash flow for liquidity purposes and to service our debt. However, Free Cash Flow is not a measure of liquidity under GAAP, and, accordingly should not be considered as an alternative to our consolidated statement of cash flows and net cash provided by operating activities, net cash used for investing activities and net cash provided by financing activities as indicators of our liquidity or cash flow.

Recent and Future Events Affecting our Results of Operations
Impact of the COVID-19 Pandemic
In response to the COVID-19 pandemic and the impact it has had on our business operations beginning in March 2020 and to the continuing uncertainty in the economy in general, we have taken several steps to adapt our business and strengthen and preserve our liquidity:

•
The impact of the COVID-19 pandemic on restaurant sales at our Burger King restaurants began during the week ended March 15, 2020 and during the week ended March 29, 2020 comparable restaurant sales decreased 33.8% compared to the prior year week. Comparable restaurant sales declines at our Burger King restaurants began easing mid-April, and for the month of June the change in comparable restaurant sales was positive. For our Popeyes restaurants, the impact of the COVID-19 pandemic on restaurant sales started during the week ended March 22, 2020, and began easing mid-April. Year over year same store sales were positive each month of the second quarter for our Popeyes restaurants.

•
In March 2020, we closed the dining rooms in all our restaurants and modified operating hours in line with local ordinances and day-part sales trends. These closures were in effect for most of the second quarter, with each restaurant operating according to their respective local governmental guidelines as well as safety procedures developed by BKC and PLK. As individual states and local governments have allowed reopenings, we have continually evaluated the opportunity to re-open dining rooms. In most cases, consumers have not been eager to return to dining rooms, and restaurant sales in the second quarter of 2020 included less than 1% of eat-in traffic.

•
We launched delivery services in March of 2020 at approximately 800 of our restaurants and added additional third-party delivery partners over the course of the second quarter. For the second quarter, delivery comprised approximately 3% of total restaurant sales. We are continuing to integrate with additional third-party delivery providers.

•
We temporarily closed 46 restaurants in late March 2020 and early April 2020 that were geographically close to one of our other restaurants, and these closures were in effect for most of the second quarter. By the end of the second quarter, we had reopened 28 of the temporarily closed restaurants and in July 2020 reopened another seven restaurants.

•
As discussed below, we increased revolving credit borrowing capacity under our Revolving Credit Facility by $30.8 million to a total of $145.8 million and borrowed Incremental Term B-1 Loans for net proceeds of $71.3 million after original issue discount to increase our liquidity and protect against the uncertainty of a prolonged pandemic.

•
We remain committed to active management of our expenditures and in the second quarter limited spending mainly to necessary restaurant maintenance issues. For the full year, we continue to expect operating capital expenditures be approximately $40 million, net of sale-leaseback proceeds.

•
We reduced regional and corporate overhead by streamlining our regional management and support structure, improving our training process and instituting a 10% temporary reduction in all non-restaurant wages for the second quarter. Given our improved business trajectory, this reduction in wages was restored as of July 1, 2020.

•
As allowed under the Coronavirus Aid, Relief and Economic Security Act, as amended (the "CARES Act"), we are deferring payment of the employer portion of Social Security taxes through the end of 2020. The amount of the cumulative deferral at the end of 2020 is currently estimated to be $17 million to $19 million, of which 50% is payable on each of December 31, 2021 and December 31, 2022. As of June 28, 2020, we have deferred $7.1 million of social security taxes, which is included in other long-term liabilities in the consolidated balance sheets.

•
We negotiated with our landlords other than BKC to secure $5.8 million in deferral or abatement of 2020 cash rent obligations, of which $4.8 million is expected to be repaid over various periods beginning in the third quarter of 2020.

•
During the second quarter, we optimized payment terms with our key vendors and suppliers and utilized deferral opportunities with our utility vendors. In July of 2020, we reverted to normal payment terms with our suppliers and utility vendors. Additionally, during the second quarter, we had a number of minor and/or temporary supply chain issues. All such issues have been resolved.

•	We suspended any acquisition activity and share repurchases.
Throughout the course of this evolving COVID-19 outbreak, the Company has been adapting its business in order to continue operating safely. To support the health and safety of our employees, beginning in March 2020 we have mandated the use of masks, and contactless procedures in our restaurants, the use of sanitizers and requiring team members' temperatures be taken at the beginning of each shift. We also suspended all non-essential travel for our employees and implemented a work-from-home policy for all non-restaurant personnel. Subsequent to the second quarter, administrative employees have returned to the office on a voluntary basis as New York has continued its phased re-opening.

Although the COVID-19 pandemic has negatively impacted the Company's customer traffic, the immediate actions taken to continue drive-thru and carry-out business operations and secure additional liquidity have minimized the financial impact on the Company's results of operations, financial condition and cash flows. In June of 2020, monthly comparable sales were positive, with the decline in customer traffic more than offset by an increase in average check.
While significant uncertainty remains as to when or the manner in which the circumstances surrounding the COVID-19 pandemic will change, including but not limited to stock price volatility, lower customer traffic, governmental restrictions on restaurant businesses and the unpredictable economic environment, we have been nimble in adapting our operations to the realities of the marketplace and have seen the results of these efforts in the second quarter:

•	We believe our restaurant performance has stabilized and remains resilient, which is driving both sales and profitability improvement;

•	We are generating significant cash from operations that we believe will strengthen our balance sheet and enhance our liquidity position, and;

•	Our capital expenditures are manageable, which we believe should enable us to continue generating positive Free Cash Flow for the foreseeable future.
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
The continued assignment of the ADA ROFR is subject to suspension at the discretion of BKC in the event of non-compliance by Carrols LLC with the new restaurant development and restaurant remodel obligations and certain other terms in the ADA. For 2020 and future periods, we have reduced our planned spending for new restaurant development and the remodeling of restaurants below the requirements in the ADA. As a result of the pandemic, beginning in March 2020 and through the second quarter we restricted capital expenditures to the most critical maintenance needs and completion of existing projects. We expect to complete remodels of seven restaurants in 2020 and to begin to selectively seek build to suit opportunities for new restaurants with attractive ROI's towards the end of 2020. In the event we do not meet our new restaurant development and/or restaurant remodel requirements in the

ADA, BKC may elect to suspend the ADA ROFR. In the case of a suspension of the ADA ROFR by BKC, any benefits available to us from the ADA may be suspended until such time that we are in compliance with the terms of the ADA.
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
Capital Expenditures
In light of the economic conditions resulting from the COVID-19 pandemic as discussed above, we are managing our levels of capital expenditures and delaying the start of new projects other than critical restaurant capital and maintenance needs. We estimate our capital expenditures in 2020 will be approximately $40 million, net of estimated sale-leaseback proceeds. We incurred $25.0 million of capital expenditures in the first six months of 2020, inclusive of sale-leaseback proceeds, properties purchased for sale-leaseback, and insurance proceeds.
We opened six Burger King restaurants in the first six months of 2020, including three restaurants in the second quarter of 2020. We expect to complete remodels of seven restaurants in 2020 and to begin to selectively seek build-to-suit opportunities with attractive ROI's towards the end of 2020.
Restaurant Acquisitions
From the beginning of 2019 through June 28, 2020, we acquired 234 restaurants (including the Cambridge Acquisition) from other franchisees in the following transactions (in thousands, except number of restaurants):

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

The pro forma impact on the results of operations for the six months ended June 30, 2019 from the 2019 acquired restaurants is included below. The pro forma results of operations are not necessarily indicative of the results that would have occurred had the acquisitions been consummated at the beginning of the periods presented, nor are they necessarily indicative of any future consolidated operating results. This pro forma financial information does not give effect to any anticipated synergies, operating efficiencies or cost savings or any transaction costs related to the 2019 acquired restaurants.
The following table summarizes certain pro forma financial information related to our operating results for the three and six months ended June 30, 2019 (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Total revenue	$397,665	$764,854
Loss from operations	$5,399	$5,275
Adjusted EBITDA	$27,154	$45,464
Refinancing of Indebtedness and Amendments to our Senior Credit Facilities
On April 30, 2019, we entered into a new senior secured credit facility which provides for senior secured credit facilities in an aggregate principal amount of $550.0 million (as amended the "Senior Credit Facilities"), consisting of (i) a term loan B facility in an aggregate principal amount of $425.0 million (the “Term Loan B Facility”), the entire amount of which was borrowed by us on April 30, 2019 and (ii) a revolving credit facility (including a sub-facility of $35.0 million for standby letters of credit) in an aggregate principal amount of $125.0 million (the "Revolving Credit Facility"). Prior to the entry into the Second Amendment (as defined below), borrowings under the Term Loan B Facility and the Revolving Credit Facility initially bore interest at a rate per annum, at our option, of (i) the Alternate Base Rate (such definition and all other definitions used herein and otherwise not defined herein shall have the meanings set forth in the Senior Credit Facilities) plus the applicable margin of 2.25% or (ii) the LIBOR Rate plus a margin of 3.25% (as defined in the Senior Credit Facilities). The Term Loan B Facility matures on April 30, 2026 and the Revolving Credit Facility matures on April 30, 2024.
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
The Second Amendment also amended the definition of Applicable Margin (such definition and all other definitions used herein and otherwise not defined herein shall be the meanings set forth in the Senior Credit Facilities) in the Credit Agreement to provide that on and after the date of the Second Amendment (the "Second Amendment Effective Date"), the Applicable Margin for borrowings under the Revolving Credit Facility (including Letter of Credit Fees) shall be at a rate per annum equal to (a) for so long as the Revolving Committed Amount is greater than $115.0 million, (i) for the period commencing on the Second Amendment Effective Date and including the date that is 179 days after the Second Amendment Effective Date, 3.5% for LIBOR Rate Loans and 2.5% for Alternate Base Rate

Loans, (ii) for the period commencing on the date that is 180 days after the Second Amendment Effective Date, through and including the date that is 269 days after the Second Amendment Effective Date, 4.25% for LIBOR Rate Loans and 3.25% for Alternate Base Rate Loans, (iii) for the period commencing on the date that is 270 days after the Second Amendment Effective Date, through and including the date that is 364 days after the Second Amendment Effective Date, 4.5% for LIBOR Rate Loans and 3.5% for Alternate Base Rate Loans and (iv) for the period commencing on the date that is 365 days after the Second Amendment Effective Date and thereafter, 4.75% for LIBOR Rate Loans and 3.75% for Alternate Base Rate Loans and (b) for so long as the Revolving Committed Amount is equal to or less than $115.0 million, 3.5% for LIBOR Rate Loans and 2.5% for Alternate Base Rate Loans.
The Second Amendment also provides that beginning on the 180th day after the Second Amendment Effective Date and for so long as the Revolving Committed Amount is greater than $115.0 million, we shall pay to the Administrative Agent, for the ratable benefit of the Revolving Facility Lenders, a commitment fee (the "Ticking Fee") on the average daily amount of the Revolving Committed Amount at a rate per annum equal to (a) 0.125% for the 180th day after the Second Amendment Effective Date through and including the 269th day after the Second Amendment Effective Date, (b) 0.25% for the 270th day after the Second Amendment Effective Date through and including the 364th day after the Second Amendment Effective Date and (c) 1.00% for the 365th day after the Second Amendment Effective Date and thereafter. The Second Amendment provides that the Ticking Fee will be due and payable quarterly in arrears (calculated on a 360-day basis) on the last Business Day of each calendar quarter and will accrue from the 180th day after the Second Amendment Effective Date for so long as the Revolving Committed Amount is greater than $115.0 million. The Second Amendment also provides that we shall use the proceeds of an Extension of Credit which results in the sum of the aggregate principal amount of outstanding Revolving Loans plus the aggregate amount of LOC Obligations equaling an amount in excess of $115.0 million, solely for our ongoing operations and our subsidiaries and shall not be held as cash on the balance sheet. Pursuant to the Letter Agreement, (the "Letter Agreement") dated as of March 25, 2020 among the Company, Wells Fargo Securities, LLC, Wells Fargo Bank, National Association and Truist Bank, we agreed to defer rent payments totaling approximately $2.4 million per month under certain real property leases for the period between April 1, 2020 through and including June 30, 2020. We and the lessor under each of such leases has agreed to the deferral of rent payments under such leases for such period and that any such deferred rent under such leases were due and payable by the Company on July 1, 2020. We paid these amounts in full according to these terms during the third quarter of 2020.
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
On June 23, 2020 (the "Fifth Amendment Effective Date"), we entered into the Fifth Amendment to our Senior Credit Facilities (the "Fifth Amendment"). The Fifth Amendment increased the Term Loan (as defined in the Senior Credit Facilities) borrowings in the aggregate principal amount of $75 million of Incremental Term B-1 Loans (as defined in the Senior Credit Facilities). The Incremental Term B-1 Loans constitute a new tranche of Term Loans ranking pari passu in right of payment and security with the Initial Term Loans (as defined in the Senior Credit Facilities) for all purposes under the Senior Credit Facilities. The Incremental Term B-1 Loans have the same terms as outstanding borrowings under the Company's existing term loan B facility pursuant to and in accordance with the Senior Credit Facilities, provided that (i) borrowings under the Incremental Term B-1 Loans will bear interest at a rate per annum, at our option, of (a) the Alternate Base Rate (as defined in the Senior Credit Facilities) plus the applicable margin of 5.25% or (b) the LIBOR Rate (as defined in the Senior Credit Facilities) (which shall not be less than 1% for Incremental Term B-1 Loans) plus the applicable margin of 6.25% and (ii) certain prepayments of the Incremental Term B-1 Loans by us prior to the first anniversary of the Fifth Amendment Effective Date are subject to a premium to the Administrative Agent (as defined in the Senior Credit Facilities), for the ratable account of each applicable Term Loan Lender (as defined in the Senior Credit Facilities) holding Incremental Term B-1 Loans on the date of such prepayment equal to the Applicable Make-Whole Amount (as defined in the Senior Credit Facilities) with respect to the principal amount of the Incremental Term B-1 Loans so prepaid. The principal amount of the Incremental Term B-1 Loans will amortize in an aggregate annual amount equal to 1% of the original principal amount of the Incremental Term B-1 Loans and shall be repayable in consecutive quarterly installments on the last day of our fiscal quarters beginning on the third fiscal quarter of 2020 with the remaining outstanding principal amount of the Incremental Term B-1 Loan and all accrued but unpaid interest and other amounts payable with respect to the Incremental Term B-1 Loan due on April 30, 2026 which is the Term Loan Maturity Date (as defined in the Senior Credit Facilities).
As of June 28, 2020, there were no revolving credit borrowings outstanding and $9.7 million of letters of credit were issued under our Revolving Credit Facility. After reserving for issued letters of credit, $136.2 million was available for revolving credit borrowings under our Senior Credit Facilities at June 28, 2020.
Restaurant Closures
We evaluate the performance of our restaurants on an ongoing basis including an assessment of the current and future operating results of the restaurant in relation to its cash flow and future occupancy costs, and with regard to franchise agreement renewals, the cost of required capital improvements. We may elect to close restaurants based on these evaluations.
In 2019, excluding two restaurants relocated within their trade area, we closed eleven Burger King restaurants. In the first six months of 2020, excluding one restaurant relocated within its trade area, we permanently closed fourteen Burger King restaurants and we currently anticipate closing an additional 6 to 8 Burger King restaurants in 2020, excluding any restaurants being relocated within their trade area.
In response to restaurant sales declines resulting from the COVID-19 pandemic we temporarily closed, 42 Burger King restaurants and four Popeyes Restaurants that were geographically close to one of our other restaurants in the last week of March 2020 and first week of April 2020. By the end of July 2020, 31 of the Burger King restaurants temporarily closed have reopened and all four Popeyes restaurants temporarily closed have reopened.
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
Effect of Minimum Wage Increases
Certain of the states and municipalities in which we operate have increased their minimum wage rates for 2020 and in many cases have also approved additional increases for future periods. Most notably, New York State has increased the minimum wage applicable to our business to $13.75 an hour in 2020 from $12.75 per hour in 2019 and $11.75 per hour in 2018, with subsequent annual increases reaching $15.00 per hour by July 1, 2021. New York State does have an Urban Youth Credit through 2022 for which we have been receiving approximately $500,000 per year since 2016. We had 126 restaurants in New York State at June 28, 2020. As of such date, we also had one restaurant in Massachusetts that has annual minimum wage increases reaching $15.00 per hour in 2023, 10 restaurants in New Jersey that have annual minimum wage increases reaching $15.00 per hour in 2024, and 46 total restaurants in Illinois and Maryland that have annual minimum wage increases reaching $15.00 per hour in 2025. We typically attempt to offset the effects of wage inflation, at least in part, through periodic menu price increases. However, no assurance can be given that we will be able to offset these wage increases in the future.
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

Results of Operations
Three Months Ended June 28, 2020 Compared to Three Months Ended June 30, 2019
The following table highlights the key components of sales and the number of restaurants in operation for our second quarter ended June 28, 2020 (inclusive of restaurants that were temporarily closed due to COVID-19 at during the period) as compared to second quarter ended June 30, 2019:

	Three Months Ended
	June 28, 2020	June 30, 2019
Restaurant Sales	368,418	365,674
Burger King	345,649	353,714
Popeyes	22,769	11,960

Change in Comparable Restaurant Sales % (a)	(5.6)%	0.1%
Change in Comparable Burger King Restaurant Sales (a)	(6.4)%	0.1%
Change in Comparable Popeyes Restaurant Sales (a)	17.1%

Burger King Restaurants operating at beginning of period:	1,028	845
New restaurants opened, including relocations (b)	3	4
Restaurants acquired	—	178
Restaurants closed, including relocations (b)	(4)	(4)
Burger King Restaurants operating at end of period	1,027	1,023

Popeyes Restaurants operating at beginning of year	65	—
New restaurants opened	—	3
Restaurants acquired	—	55
Popeyes Restaurants operating at end of period	65	58

a.
Restaurants we acquire are included in comparable restaurant sales after they have been operated by us for 12 months. Sales from restaurants we develop are included in comparable sales after they have been open for 15 months. The calculation of changes in comparable restaurant sales is based on the comparable 13-week or 26-week period.

b.	For the second quarter of 2020, new restaurants opened includes one restaurant relocated within its market area and closed restaurants includes one restaurant closed as a result of relocation.
Restaurant Sales. Total restaurant sales in the second quarter of 2020 increased $2.7 million to $368.4 million from the second quarter of 2019. Restaurant sales in the second quarter of 2020 included three months of activity for the 220 restaurants from the Cambridge Acquisition, while 2019 included two months. Our comparable restaurant sales decreased 5.6% compared to the second quarter of 2019 due to a decrease in customer traffic of 22.7% which was offset by an increase in average check of 22.1% The change in average check included a 2.1% effective price increase compared to the second quarter of 2019. The decrease in traffic and increase in average check realized during the second quarter represents changing consumer behavior as a result of the COVID-19 pandemic. Restaurant sales were also impacted by the inclusion of three months of activity in 2020 for the 220 restaurants acquired in the Cambridge Acquisition, while 2019 included two months of activity.

Operating Costs and Expenses (percentages stated as a percentage of total revenue). The following table sets forth, for the three months ended June 28, 2020 and June 30, 2019, selected operating results as a percentage of total revenue:

	Three Months Ended
	June 28, 2020	June 30, 2019
Costs and expenses (all restaurants):
Cost of sales	28.4%	29.6%
Restaurant wages and related expenses	30.4%	32.9%
Restaurant rent expense	7.9%	7.2%
Other restaurant operating expenses	14.7%	15.3%
Advertising expense	3.9%	4.0%
General and administrative	5.0%	5.6%
Cost of sales decreased to 28.4% in the second quarter of 2020 from 29.6% in the second quarter of 2019 due primarily to improved operational efficiencies at our restaurants and the impact of menu price increases taken since the end of the second quarter of 2019 at our Burger King restaurants. These improvements were partially offset by an increase in commodity costs at our Burger King restaurants (1.4%), which includes an 8.3% increase in ground beef prices compared to the second quarter of 2019. Promotional sales discounts in the second quarter of 2020 were 19.9% of total restaurant sales compared to 20.7% in the second quarter of 2019.
Restaurant wages and related expenses decreased to 30.4% in the second quarter of 2020 from 32.9% in the second quarter of 2019 due to labor adjustments we made during the quarter in response to the COVID-19 environment. We were able to adjust our labor requirements and hours based on operating day part sales trends and in response to dining room closures. The impact of hourly labor rate increases in the second quarter of 2020, inclusive of minimum wage increases, was 5.3% when compared to the prior year period. This was more than offset through effective labor hour management in the second quarter.
Restaurant rent expense increased to 7.9% in the second quarter of 2020 from 7.2% in the second quarter of 2019 due to higher rent as a percentage of sales for the 220 Cambridge restaurants acquired in 2019 and the effect of lower sales volumes on fixed rental costs. Restaurant rent expense in the second quarter of 2020 was reduced for rent abatements recognized in the second quarter of $0.2 million.
Other restaurant operating expenses decreased to 14.7% in the second quarter of 2020 from 15.3% in the second quarter of 2019 due primarily efficiencies realized due to dining room closures, primarily from lower repair and maintenance spending (0.4%) and utility costs (0.1%). Lower operating supply costs were offset by $1.4 million in COVID-19 related supplies, including face marks, thermometers, sneeze guards, and sanitizers.
Advertising expense decreased to 3.9% in the second quarter of 2020 from 4.0% in the second quarter of 2019 due to advertising incentives received for certain remodeled Burger King restaurants, including restaurants acquired from Cambridge in 2019.
Adjusted Restaurant-Level EBITDA. As a result of the factors discussed above, Adjusted Restaurant-Level EBITDA increased $13.0 million, or 31.7%, to $54.1 million in the second quarter of 2020, and as a percentage of total revenue, increased to 14.7% in the second quarter of 2020 from 11.2% in the second quarter of 2019. For a reconciliation between Adjusted Restaurant-Level EBITDA and loss from operations see page 42.
General and Administrative Expenses. General and administrative expenses decreased $2.0 million in the second quarter of 2020 to $18.6 million, and, as a percentage of total revenue, decreased to 5.0% in the second quarter of 2020 from 5.6% in the second quarter of 2019. The $2.0 million decrease was driven by reduced overhead costs in 2020, including our reduction in regional and corporate overhead from streamlining our regional management structure, improvements to our training process, and institution of a 10% temporary reduction in non-restaurant wages for the second quarter of 2020, as well as 2019 including $1.9 million more of acquisition and integration costs. The full impact of these administrative cost reductions were offset in the quarter by $0.8 million more in abandoned development write-offs, the inclusion of a full quarter for Cambridge field overhead, and $0.8 million higher administrative bonus accruals in the second quarter of 2020 as a result of favorable restaurant-level profitability in the period. The 10% temporary reduction in non-restaurant wages was restored as of July 1, 2020.
Adjusted EBITDA. As a result of the factors above, Adjusted EBITDA increased to $38.0 million in the second quarter of 2020 from $24.1 million in the second quarter of 2019, and as a percentage of total revenue, increased to 10.3% in the second quarter of 2020 from 6.5% in the second quarter of 2019. For a reconciliation between net loss and EBITDA and Adjusted EBITDA see page 42.
Depreciation and Amortization Expense. Depreciation and amortization expense increased $3.2 million to $20.3 million in the second quarter of 2020 from $17.1 million in the second quarter of 2019 due primarily to our new restaurant development, remodeling initiatives and the additional restaurants from the Cambridge Merger in 2019.
Impairment and Other Lease Charges. Impairment and other lease charges were $2.9 million in the second quarter of 2020 consisting of $2.6 million related to initial impairment charges for six underperforming restaurants, capital expenditures of $0.1 million at previously impaired restaurants, and $0.2 million of other lease charges.
During the second quarter of 2019, impairment and other lease charges were $0.4 million which consisted primarily of $0.2 million for one underperforming restaurant, capital expenditures of $0.1 million at previously impaired restaurants, and $0.1 million associated with the closure of one underperforming restaurant.
Other Income and Expense. Other income, net in the second quarter of 2020 included gains related to insurance recoveries from property damage at four of its restaurants of $1.3 million, a net gain on three sale-leaseback transactions of $0.8 million and a loss on disposal of assets of $0.1 million. Other expense, net for the three months ended June 30, 2019 included a loss on disposal of assets of $0.5 million and a gain on one sale-leaseback transaction of $0.1 million.
Loss on Extinguishment of Debt. We recognized a loss on extinguishment of debt of $7.4 million during the second quarter of 2019 in connection with the refinancing of our 8% Notes. The loss consisted of the write-off of unamortized debt costs, unamortized bond premium and additional redemption fees.
Interest Expense. Interest expense decreased to $6.4 million in the second quarter of 2020 from $6.9 million in the second quarter of 2019. Our weighted average interest rate on our long-term debt, excluding lease financing obligations, decreased to 4.3% in the second quarter of 2020 from 6.3% in the second quarter of 2019, due to the refinancing in the second quarter of 2019 which included the redemption of our 8% Senior Secured Second Lien Notes in exchange for lower variable rate term loans.
Provision (benefit) for Income Taxes. For the three months ended June 28, 2020 the provision for income taxes was derived using an estimated effective annual income tax rate for all of 2020 of 36.7%. There were no discrete tax adjustments in the second quarter of 2020. Due to a valuation allowance on all of our net deferred income tax assets, we did not record any provision or benefit for income taxes in the second quarter of 2020 other than $0.1 million in current tax expense related to statutory costs.
During the first quarter of 2020 we determined that a valuation allowance was needed for all of our net deferred income tax assets. As a result, the deferred tax expense that would have been incurred due to pretax income during the second quarter was offset by a tax benefit of $1.8 million to reduce the valuation allowance as our net deferred tax assets decreased due to the income during the quarter.
The provision (benefit) for income taxes for the second quarter of 2019 was derived using an estimated effective annual income tax rate for all of 2019 of 35.1%, excluding any discrete tax adjustments. The difference compared to the statutory rate for 2019 is attributable to approximately $3.0 million of non-deductible acquisition costs incurred during the year and the benefits of federal employment credits which are not directly related to the amount of pre-tax loss recorded in a period.
Net Income (Loss). As a result of the above, net income for the second quarter of 2020 was $7.8 million, or $0.13 per diluted share, compared to a net loss in the second quarter of 2019 of $3.7 million, or $0.09 per diluted share.

Six Months Ended June 28, 2020 Compared to Six Months Ended June 30, 2019
The following table highlights the key components of sales for the six month period ended June 28, 2020 as compared to the six month period ended June 30, 2019 :

	Six Months Ended
	June 28, 2020	June 30, 2019
Restaurant Sales	719,936	656,463
Burger King	675,286	644,503
Popeyes	44,650	11,960

Change in Comparable Restaurant Sales % (a)	(5.6)%	1.2%
Change in Comparable Burger King Restaurant Sales (a)	(6.0)%	1.2%
Change in Comparable Popeyes Restaurant Sales (a)	17.1%

Burger King Restaurants operating at beginning of period:	1,036	849
New restaurants opened, including relocations (b)	6	6
Restaurants acquired	—	178
Restaurants closed, including relocations (b)	(15)	(10)
Burger King Restaurants operating at end of period	1,027	1,023

Popeyes Restaurants operating at beginning of year	65	—
New restaurants opened	—	3
Restaurants acquired	—	55
Popeyes Restaurants operating at end of period	65	58

a.
Restaurants we acquire are included in comparable restaurant sales after they have been operated by us for 12 months. Sales from restaurants we develop are included in comparable sales after they have been open for 15 months. The calculation of changes in comparable restaurant sales is based on the comparable 13-week or 26-week period.

b.	For the first six months of 2020, new restaurants opened includes one restaurant relocated within its market area and closed restaurants includes one restaurant closed as a result of relocation.
Restaurant Sales. Total restaurant sales in the first six months of 2020 increased 9.7% to $719.9 million from $656.5 million in the first six months of 2019. Comparable restaurant sales decreased 5.6% in the first six months of 2020 due to a decrease in customer traffic of 17.5% which was partially offset by an increase in average check of 14.4%. The effect in the first six months of 2020 from menu price increases taken since the beginning of 2019 was approximately 2.1%. Restaurant sales were also impacted by the inclusion of six months of activity in 2020 for the 220 restaurants acquired in the Cambridge Acquisition, while 2019 included two months of activity.

Operating Costs and Expenses (percentages stated as a percentage of total revenue unless otherwise noted). The following table sets forth, for the six months ended June 28, 2020 and June 30, 2019, selected operating results as a percentage of total revenue:

	Six Months Ended
	June 28, 2020	June 30, 2019
Costs and expenses (all restaurants):
Cost of sales	28.8%	29.1%
Restaurant wages and related expenses	32.8%	33.6%
Restaurant rent expense	8.1%	7.4%
Other restaurant operating expenses	15.6%	15.5%
Advertising expense	3.9%	4.0%
General and administrative	5.5%	6.1%
Cost of sales decreased to 28.8% in the first six months of 2020 from 29.1% in the first six months of 2019 as the positive impacts of improved operational efficiencies at our restaurants and menu price increases taken since the beginning of 2019 were mostly offset by higher commodity prices at our Burger King restaurants (1.4%), including a 9.6% increase in beef prices compared to the prior year period and the addition of delivery costs (0.2%). Promotional sales discounts in the first six months of 2020 were 20.5% of total restaurant sales compared to 21.9% in the first six months of 2019.
Restaurant wages and related expenses decreased to 32.8% in the first six months of 2020 from 33.6% in the first six months of 2020 due to labor adjustments we made during the quarter in response to the COVID-19 environment. We were able to adjust our labor requirements and hours based on operating day part sales trends and in response to dining room closures. The impact of hourly labor rate increases over the first six months of 2020, inclusive of minimum wage increases, was 5.6% when compared to the prior year period. This was more than offset through effective labor hour management in the second quarter.
Restaurant rent expense increased to 8.1% in the first six months of 2020 from 7.4% in the first six months of 2019 due to higher rent as a percentage of sales for the 220 Cambridge restaurants acquired in 2019 and the effect of lower sales volumes on fixed rental costs. Restaurant rent expense in the first six months of 2020 was reduced for rent abatements recognized in the second quarter of $0.2 million.
Other restaurant operating expenses increased to 15.6% in the first six months of 2020 from 15.5% in the first six months of 2019 due primarily to an increase in operating supplies (0.1%), which included $1.4 million in COVID-19 related supplies, including face marks, thermometers, sneeze guards, and sanitizers.
Advertising expense decreased to 3.9% in the first six months of 2020 from 4.0% in the first six months of 2019 due to advertising incentives received for certain remodeled Burger King restaurants, including restaurants acquired from Cambridge in 2019.
Adjusted Restaurant-Level EBITDA. As a result of the factors above, Adjusted Restaurant-Level EBITDA increased $7.1 million, or 10.2%, to $76.9 million in the first six months of 2020, and, as a percentage of total revenue, increased to 10.7% for the first six months of 2020 from 10.6% in the prior year period. For a reconciliation between Restaurant-Level EBITDA and income (loss) from operations see page 42.
General and Administrative Expenses. General and administrative expenses decreased $1.0 million in the first six months of 2020 to $39.4 million and, as a percentage of total revenue, decreased to 5.5% from 6.1%. The decrease in total general and administrative expenses was due primarily to 2019 including $4.5 million more of acquisition and integration costs, lower administrative bonus accruals of $0.6 million as well as the second quarter administrative cost reductions discussed earlier.

Adjusted EBITDA. As a result of the factors above, Adjusted EBITDA increased to $42.0 million in the first six months of 2020 from $37.5 million in the first six months of 2019. For a reconciliation between net income (loss) and EBITDA and Adjusted EBITDA see page 42.
Depreciation and Amortization Expense. Depreciation and amortization expense increased to $41.3 million in the first six months of 2020 from $32.4 million in the first six months of 2019 due primarily to our ongoing remodeling initiatives and our acquisition of restaurants in 2019.
Impairment and Other Lease Charges. Impairment and other lease charges were $5.8 million in the first six months of 2020, which included $4.1 million of asset impairment charges at nine underperforming restaurants, $0.3 million of capital expenditures at previously impaired restaurants, and $1.4 million of other lease charges primarily due to nine restaurants closed during the first quarter. Impairment and other lease charges were $1.3 million in the first six months of 2019, which included $0.9 million related to impairment charges for three underperforming restaurants, capital expenditures of $0.2 million at underperforming restaurants and $0.2 million of other lease charges.
Other Income and Expense. In the first six months of 2020 other income, net included gains related to insurance recoveries from property damage at four of its restaurants of $1.6 million, net gain on ten sale-leaseback transactions of $0.6 million and a loss on disposal of assets of $0.2 million.
The first six months of 2019 included a $1.9 million gain related to a settlement with Burger King Corporation for the approval of new restaurant development by other franchisees which unfavorably impacted our restaurants, a gain on two sale-leaseback transactions of $0.1 million, and a gain related to an insurance recovery from property damage at one of our restaurants of $0.1 million
Interest Expense. Interest expense increased to $13.5 million in the first six months of 2020 from $12.8 million in the first six months of 2019. The weighted average interest rate on our long-term debt, excluding lease financing obligations, decreased to 4.6% in the first six months of 2020 from 7.0% in the first six months of 2019, due primarily to the refinancing in the second quarter of 2019 which included the redemption of our 8% Senior Secured Second Lien Notes in exchange for lower variable rate term loans.
Provision (Benefit) for Income Taxes. The benefit for income taxes for the first six months of 2020 was derived using an estimated effective annual income tax rate for all of 2020 of 36.7%, which excludes any discrete tax adjustments. There were no discrete tax adjustments in the six months ended June 28, 2020.
During the first quarter of 2020 we determined that a valuation allowance was needed for all of our net deferred income tax assets. As a result, the deferred tax benefit that would have been incurred due to the pretax loss during the six months of 2020 was offset by tax expense of $0.4 million for the valuation allowance on our net deferred tax assets as of June 28, 2020.
The provision (benefit) for income taxes for the first six months of 2019 was derived using an estimated effective annual income tax rate for all of 2019 of 35.1%, excluding any discrete tax adjustments. The difference compared to the statutory rate for 2019 is attributable to approximately $3.0 million of non-deductible acquisition costs incurred during the year and the benefits of federal employment credits which are not directly related to the amount of pre-tax loss recorded in a period.
Net Loss. As a result of the above, net loss for first six months of 2020 was $14.4 million, or $0.28 per diluted share, compared to a net loss in first six months of 2019 of $15.2 million, or $0.39 per diluted share.

Reconciliations of net income (loss) to EBITDA, Adjusted EBITDA and Adjusted net income (loss), and Income (loss) from operations to Restaurant-Level EBITDA, for the three and six months ended June 28, 2020 and June 30, 2019 are as follows (in thousands, except for per share data):

	Three Months Ended		Six Months Ended
Reconciliation of EBITDA and Adjusted EBITDA:	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Net income (loss)	$7,842	$(3,732)	$(14,367)	$(15,201)
Provision (benefit) for income taxes	90	(8,508)	(6,888)	(8,154)
Interest expense	6,370	6,900	13,510	12,847
Depreciation and amortization	20,296	17,121	41,327	32,413
EBITDA	34,598	11,781	33,582	21,905
Impairment and other lease charges	2,941	367	5,822	1,277
Acquisition and integration costs (1)	274	2,573	355	5,229
Abandoned development costs (2)	869	54	1,557	111
Pre-opening costs (3)	10	121	99	189
Litigation costs (4)	219	136	280	272
Other (income) expense, net (5) (6)	(2,003)	376	(1,947)	(1,753)
Stock-based compensation expense	1,109	1,282	2,241	2,808
Loss on extinguishment of debt	—	7,443	—	7,443
Adjusted EBITDA	$38,017	$24,133	$41,989	$37,481

Reconciliation of Restaurant-Level EBITDA:
Income (loss) from operations	$14,302	$2,103	$(7,745)	$(3,065)
Add:
General and administrative expenses	18,581	20,620	39,368	40,344
Acquisition and integration costs (1)	—	406	—	406
Pre-opening costs (3)	10	121	99	189
Depreciation and amortization	20,296	17,121	41,327	32,413
Impairment and other lease charges	2,941	367	5,822	1,277
Other (income) expense, net (5) (6)	(2,003)	376	(1,947)	(1,753)
Restaurant-Level EBITDA	$54,127	$41,114	$76,924	$69,811

Reconciliation of Adjusted Net Income (Loss):
Net income (loss)	$7,842	$(3,732)	$(14,367)	$(15,201)
Add:
Impairment and other lease charges	2,941	367	5,822	1,277
Acquisition and integration costs (1)	274	2,573	355	5,229
Abandoned development costs (2)	869	54	1,557	111
Pre-opening costs (3)	10	121	99	189
Litigation costs (4)	219	136	280	272
Other (income) expense, net (5) (6)	(2,003)	376	(1,947)	(1,753)
Loss on extinguishment of debt	—	7,443	—	7,443
Income tax effect on above adjustments (7)	(578)	(2,768)	(1,542)	(3,193)
Adjusted Net Income (Loss)	$9,574	$4,570	$(9,743)	$(5,626)
Adjusted diluted net income (loss) per share (8)	$0.16	$0.08	$(0.19)	$(0.15)
Adjusted diluted weighted average common shares outstanding (in thousands of shares)	60,332	58,208	50,869	38,548

(1)
Acquisition costs for the three and six months ended June 28, 2020 and June 30, 2019 mostly includes legal and professional fees incurred in connection with restaurant acquisitions. Integration costs were $1.2 million in the three and six months ended June 30, 2019 and included certain professional fees, corporate payroll, and other costs related to the integration of the Cambridge Acquisition, of which $0.4 million of one-time repairs and maintenance costs were were restaurant-level expenses and $0.8 million were recorded in general and administrative expense.

(2)
Abandoned development costs for the three and six months ended June 28, 2020 and June 30, 2019 represents the write-off of capitalized costs due to the abandoned development of future restaurant locations.

(3)
Pre-opening costs for the three and six months ended June 28, 2020 and June 30, 2019 include training, labor and occupancy costs incurred during the construction of new restaurants prior to their opening.

(4)
Litigation costs for the three and six months ended June 28, 2020 and June 30, 2019 includes litigation expenses pertaining to an ongoing lawsuit with one of the Company's former vendors as well as other non-recurring professional service expenses.

(5)
Other income, net for the three months ended June 28, 2020 included gains related to insurance recoveries from property damage at four of its restaurants of $1.3 million, a net gain on three sale-leaseback transactions of $0.8 million and a loss on disposal of assets of $0.1 million. For the six months ended June 28, 2020 other income, net included gains related to insurance recoveries from property damage at four of its restaurants of $1.6 million, net gain on ten sale-leaseback transactions of $0.6 million and a loss on disposal of assets of $0.2 million.

(6)
Other expense, net for the three months ended June 30, 2019 included a loss on disposal of assets of $0.5 million and a gain on one sale-leaseback transaction of $0.1 million. Other income, net for the six months ended June 30, 2019 included a $1.9 million gain related to a settlement with BKC for the approval of new restaurant development by other franchisees which unfavorably impacted our restaurants, a gain on two sale-leaseback transactions of $0.1 million, and a gain related to an insurance recovery from property damage at one of our restaurants of $0.1 million.

(7)
The income tax effect related to the adjustments to Adjusted Net Income (Loss) during the periods presented was calculated using an incremental income tax rate of 25% for the three and six months ended June 28, 2020 and June 30, 2019.

(8)	Adjusted diluted net income (loss) per share is calculated based on Adjusted net income (loss) and the dilutive weighted average common shares outstanding for the respective periods, where applicable.
A reconciliation of Free Cash Flow to cash provided by operating activities and cash used for investing activities is as follows:

	Three Months Ended (1)		Six Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Reconciliation of Free Cash Flow:
Net cash provided by operating activities	$51,682	$2,844	$47,892	$10,832
Net cash used for investing activities	(3,038)	(150,562)	(25,006)	(166,312)
Add: cash paid for acquisitions	—	127,980	—	127,980
Total Free Cash Flow	$48,644	$(19,738)	$22,886	$(27,500)

(1)
Free Cash Flow for the three months ended June 28, 2020 and June 30, 2019 is derived from the Company's consolidated statement of cash flows for the respective six month periods presented in our consolidated statement of cash flows in this Form 10-Q and the consolidated statement of cash flows for the previously reported three month periods ended March 29, 2020 and March 31, 2019, respectively, contained in our Form 10-Q for the period ended March 29, 2020.

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
In response to the COVID-19 pandemic and the impact it is having on restaurant sales beginning in March 2020 and to the economy in general, we have taken several steps to adapt our business and strengthen and preserve our liquidity during these uncertain times as follows:

•
Operationally we temporarily closed 46 restaurants in late March 2020 and early April 2020 that were geographically close to one of our other restaurants, and these closures were in effect for most of the second quarter. By the end of the second quarter, we had reopened 28 of the temporarily closed restaurants and in July 2020 reopened another seven restaurants. All of our other restaurants are open and we are continuing to serve all of our drive-thru and take-out customers, which comprised over 95% of our restaurant sales in the second quarter, and we have launched delivery services in March and April at a majority of our restaurants. We also have modified our operating hours and appropriate levels of labor in line with local ordinances and based on day-part sales trends.

•
As discussed above, we increased revolving credit borrowing capacity under our Revolving Credit Facility by $30.8 million to a total of $145.8 million. In the first quarter of 2020, we borrowed on our Revolving Credit Facility to protect against a prolonged pandemic coupled with financial market illiquidity. This was repaid in the second quarter of 2020 upon our borrowing of $75 million in Incremental Term B-1 Loans.

•
We remain committed to keeping our expenditures in check and in the second quarter limited spending mainly to necessary restaurant maintenance issues. For the full year, we continue to expect operating capital expenditures of approximately $40 million, net of sale-leaseback proceeds.

•
We reduced regional and corporate overhead by streamlining our regional management and support structure, improving our training process and instituting a 10% temporary reduction in all non-restaurant wages for the second quarter. Given our improved business trajectory, this reduction in wages was restored as of July 1, 2020.

•
As allowed under the CARES Act, we are deferring payment of the employer portion of Social Security taxes through the end of 2020. The amount of the cumulative deferral at the end of 2020 is currently estimated to be $17 million to $19 million, of which 50% is payable on each of December 31, 2021 and December 31, 2022. As of June 28, 2020, we have deferred $7.1 million of social security taxes.

•
We negotiated with our landlords other than BKC to secure $5.8 million in deferral or abatement of 2020 cash rent obligations, of which $4.8 million is expected to be repaid over various periods beginning in the third quarter of 2020.

•
During the second quarter, we optimized payment terms with our key vendors and suppliers and utilized deferral opportunities with our utility vendors. In July of 2020, we reverted to normal payment terms with our suppliers and utility vendors. Additionally, during the second quarter, we had a number of minor and/or temporary supply chain issues. All such issues have been resolved.

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
In addition to the items outlined above, we believe our cash balances, cash generated from our operations and availability of revolving credit borrowings under our Senior Credit Facilities will provide sufficient cash availability to cover our anticipated working capital needs, capital expenditures and debt service requirements for the next twelve months.
Operating Activities. Net cash provided by operating activities was $47.9 million in the first six months of 2020 compared to net cash provided by operating activities of $10.8 million in the first six months of 2019. The increase was due primarily to an increase of $4.5 million in Adjusted EBITDA combined with an increase in working capital of $22.0 million.
Investing Activities. Net cash used for investing activities in the first six months of 2020 and 2019 was $25.0 million and $166.3 million, respectively. In the first six months of 2020, we purchased certain restaurant properties to be sold in sale-leaseback transactions for $12.4 million and completed sale-leaseback transactions of 10 restaurant properties for proceeds of $18.9 million. Investing activities in the six months of also included the receipt of insurance proceeds of $1.7 million for fires at four of our restaurants.
In the first six months of 2019, investing activities included $128.0 million paid in connection with the Cambridge Acquisition and the separate acquisition of thirteen Burger King restaurants from another franchisee, net proceeds of $4.6 million from two sale-leaseback transaction and $0.1 million of proceeds from property damage at one of our restaurants.
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
The following table sets forth our capital expenditures for the periods presented (in thousands):

Six Months Ended June 28, 2020
New restaurant development	$13,952
Restaurant remodeling	7,349
Other restaurant capital expenditures	5,555
Corporate and restaurant information systems	6,288
Total capital expenditures	$33,144
Six Months Ended June 30, 2019
New restaurant development	$19,120
Restaurant remodeling	12,990
Other restaurant capital expenditures	8,784
Corporate and restaurant information systems	2,198
Total capital expenditures	$43,092
Free Cash Flow. We generated $48.6 million and $22.9 million in Free Cash Flow during the three and six months ended June 28, 2020, compared to a use of cash of $19.7 million and $27.5 million during the three and six months ended June 30, 2019. Free Cash Flow in the second quarter was driven by the actions we took to bolster liquidity in our response to the current economic conditions, by reducing levels of capital expenditures and improving profitability. The six months ended June 28, 2020 were offset by higher levels of capital expenditures in the first quarter of 2020. Free Cash Flow in first six months of 2020 was higher than cash used in the prior comparable periods due to lower level of capital expenditures and increased cash provided by operations. For a reconciliation between cash provided from operations and investing activities to Free Cash Flow see page 43.
Financing Activities. Net cash provided by financing activities in first six months of 2020 was $20.1 million and included net proceeds from issuance of the Incremental Term B-1 Loans of $71.3 million after original issue discount, net revolving credit facility repayments of $45.8 million, and principal payments of $2.1 million on the Term Loan B

Facility. We also incurred $2.1 million of costs associated with issuance of Incremental Term B-1 Loans and amendments of our Senior Credit Facilities and made principal payments on finance leases of $1.1 million.
Net cash provided by financing activities in the six months of 2019 was $154.9 million and included $422.9 million in borrowings from the Term B Facility, net revolving credit borrowings of $25.0 million under the Revolving Credit Facility, redemption of the 8.0% Notes, costs associated with the new Senior Credit Facilities of $11.5 million and principal payments on finance leases of $1.0 million.
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
On March 25, 2020, we entered into the Second Amendment to our Senior Credit Facilities. The Second Amendment increased the aggregate maximum commitments available for revolving credit borrowings (including standby letters of credit) under the revolving credit facility by $15.4 million to a total of $130.4 million.
The Second Amendment also amended the definition of Applicable Margin in the Credit Agreement to provide that on and after the date of the Second Amendment, the Applicable Margin for borrowings under the Revolving Credit Facility (including Letter of Credit Fees) shall be at a rate per annum equal to (a) for so long as the Revolving Committed Amount is greater than $115.0 million, (i) for the period commencing on the Second Amendment Effective Date and including the date that is 179 days after the Second Amendment Effective Date, 3.5% for LIBOR Rate Loans and 2.5% for Alternate Base Rate Loans, (ii) for the period commencing on the date that is 180 days after the Second Amendment Effective Date, through and including the date that is 269 days after the Second Amendment Effective Date, 4.25% for LIBOR Rate Loans and 3.25% for Alternate Base Rate Loans, (iii) for the period commencing on the date that is 270 days after the Second Amendment Effective Date, through and including the date that is 364 days after the Second Amendment Effective Date, 4.5% for LIBOR Rate Loans and 3.5% for Alternate Base Rate Loans and (iv) for the period commencing on the date that is 365 days after the Second Amendment Effective Date and thereafter, 4.75% for LIBOR Rate Loans and 3.75% for Alternate Base Rate Loans and (b) for so long as the Revolving Committed Amount is equal to or less than $115.0 million, 3.5% for LIBOR Rate Loans and 2.5% for Alternate Base Rate Loans.
The Second Amendment also provides that beginning on the 180th day after the Second Amendment Effective Date and for so long as the Revolving Committed Amount is greater than $115.0 million, we shall pay to the Administrative Agent, for the ratable benefit of the Revolving Facility Lenders, a commitment fee on the average daily amount of the Revolving Committed Amount at a rate per annum equal to (a) 0.125% for the 180 th day after the Second Amendment Effective Date through and including the 269th day after the Second Amendment Effective Date, (b) 0.25% for the 270th day after the Second Amendment Effective Date through and including the 364 th day after the Second Amendment Effective Date and (c) 1.00% for the 365th day after the Second Amendment Effective Date and thereafter. The Second Amendment provides that the Ticking Fee will be due and payable quarterly in arrears (calculated on a 360-day basis) on the last Business Day of each calendar quarter and will accrue from the 180 th day after the Second Amendment Effective Date for so long as the Revolving Committed Amount is greater than $115.0 million. The Second Amendment also provides that the Company shall use the proceeds of an Extension of Credit which results in the sum of the aggregate principal amount of outstanding Revolving Loans plus the aggregate amount of LOC Obligations equaling an amount in excess of $115.0 million, solely for ongoing operations of the Company and its subsidiaries and shall not be held as cash on the balance sheet. Pursuant to the Letter Agreement, the Company agreed to defer rent payments totaling approximately $2.4 million per month under certain real property leases for the period between April 1, 2020 through and including June 30, 2020. We and the lessor under each of such leases have agreed to the deferral of rent payments under such leases for such period and that any such deferred rent under such leases shall be due and payable by us on July 1, 2020.
On April 8, 2020, we entered into the Third Amendment to our Senior Credit Facilities which increased the aggregate maximum commitments available for revolving credit borrowings (including standby letters of credit) under the Revolving Credit Facility by $15.4 million to a total of $145.8 million.
On April 16, 2020, we entered into the Fourth Amendment to our Senior Credit Facilities. The Fourth Amendment permits us to incur and, if necessary, repay indebtedness incurred pursuant to the PPP under the CARES Act. We have determined that we will not be borrowing under the PPP.
On June 23, 2020, we entered into the Fifth Amendment to our Senior Credit Facilities. The Fifth Amendment increased the Term Loan borrowings in the aggregate principal amount of $75 million of Incremental Term B-1 Loans. The Incremental Term B-1 Loans constitute a new tranche of Term Loans ranking pari passu in right of payment and security with the Initial Term Loans for all purposes under the Credit Agreement. The Incremental Term B-1 Loans have the same terms as outstanding borrowings under the our existing term loan B facility pursuant to and in accordance with the Credit Agreement, provided that (i) borrowings under the Incremental Term B-1 Loans will bear interest at a rate per annum, at our option, of (a) the Alternate Base Rate plus the applicable margin of 5.25% or (b) the LIBOR Rate (which shall not be less than 1% for Incremental Term B-1 Loans) plus the applicable margin of 6.25% and (ii) certain prepayments of the Incremental Term B-1 Loans prior to the first anniversary of the Fifth Amendment Effective Date are subject to a premium to the Administrative Agent, for the ratable account of each applicable Term Loan Lender holding Incremental Term B-1 Loans on the date of such prepayment equal to the Applicable Make-Whole Amount with respect to the principal amount of the Incremental Term B-1 Loans so prepaid. The principal amount of the Incremental Term B-1 Loans will amortize in an aggregate annual amount equal to 1% of the original principal amount of the Incremental Term B-1 Loans and shall be repayable in consecutive quarterly installments on the last day of our fiscal quarters beginning on the third fiscal quarter of 2020 with the remaining outstanding principal amount of the Incremental Term B-1 Loan and all accrued but unpaid interest and other amounts payable with respect to the Incremental Term B-1 Loan due on April 30, 2026 which is the Term Loan Maturity Date.
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
The Senior Credit Facilities contain certain covenants, including without limitation, those limiting our and our subsidiaries' ability to, among other things, incur indebtedness, incur liens, sell or acquire assets or businesses, change the character of its business in all material respects, engage in transactions with related parties, make certain investments, make certain restricted payments or pay dividends. In addition, the Senior Credit Facilities require us to meet a First Lien Leverage Ratio (as defined in the Senior Credit Facilities). As there were no borrowings under the Revolving Credit Facility at June 28, 2020, no First Lien Leverage Ratio calculation was required. We were in compliance with the covenants under our Senior Credit Facilities at June 28, 2020.
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
At June 28, 2020, borrowings under the Senior Credit Facility bore interest as follows:
(i) Revolving Credit Facility: at a rate per annum equal to (a) the Alternate Base Rate plus 2.50% or (b) LIBOR Rate plus 3.50%.
(ii) Term Loan B borrowings: at a rate per annum equal to (a) the Alternate Base Rate plus 2.25% or (b) LIBOR Rate plus 3.25%.

(iii) Term Loan B-1 borrowings: at a rate per annum, at the Company’s option, of (a) the Alternate Base Rate plus the applicable margin of 5.25% or (b) the LIBOR Rate (which shall not be less than 1% for Incremental Term B-1 Loans) plus the applicable margin of 6.25%.
The weighted average interest rate on long-term debt, excluding lease financing obligations, was 4.3% and 4.6% for the three and six months ended June 28, 2020, respectively, and 6.3% and 7.0% for the three and six months ended June 30, 2019, respectively.
The Term Loan B and B-1 borrowings are due and payable in quarterly installments, which began on September 30, 2019. Amounts outstanding at June 28, 2020 are due and payable as follows:
(i) twenty-three quarterly installments of $1.3 million;
(ii) one final payment of $467.0 million on April 30, 2026.
As of June 28, 2020, there were no revolving credit borrowings outstanding and $9.7 million of letters of credit issued under the Revolving Credit Facility. After reserving for issued letters of credit, $136.2 million was available for revolving credit borrowings under the Senior Credit Facilities at June 28, 2020.
In March 2020, we entered into an interest rate swap agreement with our lenders to mitigate the risk of increases in the variable interest rate related to term loan borrowings under the Term Loan B Facility. The interest rate swap fixes the interest rate on 50% of the outstanding term loan borrowings under the Term Loan B Facility at 0.915% plus the applicable margin in its Senior Credit Facilities. The agreement matures on February 28, 2025 and has a notional amount of $220.0 million at June 28, 2020. The differences between the variable LIBOR rate and the interest rate swap rate of 0.915% are settled monthly. We received payments of $0.03 million to settle the interest rate swap during the three and six months ended June 28, 2020. The fair value of our interest rate swap agreement was a liability of $7.4 million as of June 28, 2020 and is included in long-term other liabilities in the accompanying consolidated balance sheets. Changes in the valuation of our interest rate swap were included as a component of other comprehensive income, and will be reclassified to earnings as the losses are realized. We expect to reclassify net losses totaling $1.7 million into earnings in the next twelve months.
Contractual Obligations
A table of our contractual obligations as of December 29, 2019 was included in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 29, 2019. There have been no significant changes to our contractual obligations during the three months ended June 28, 2020 other than a decrease in revolving credit borrowings under our Revolving Credit Facility in the first six months of 2020 of $45.8 million and an increase in Term Loan B-1 borrowings of $75.0 million.
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
A 1% change in interest rates would have resulted in a $0.8 million and $1.8 million to interest expense for the three and six months ended June 28, 2020, respectively and a $0.7 million and $0.8 million change to interest expense for the three and six months ended June 30, 2019, respectively.
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
Evaluation of Disclosure Controls and Procedures. We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 28, 2020.
Changes in Internal Control. During the three months ended June 28, 2020, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
All of our administrative employees and employees of our outsourcing partners and other service providers worked remotely beginning in March 2020 as our corporate office was closed in response to the COVID-19 outbreak. Despite working remotely, there were no material changes in our internal control over financial reporting as we were able to continue to maintain our existing controls and procedures over our financial reporting during the quarter ended June 28, 2020. We are continually monitoring and assessing the effect of the COVID-19 pandemic on our internal controls to minimize the impact on its design and operating effectiveness.

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
We could be adversely affected by health concerns such as the current COVID-19 pandemic.
The United States and most other countries have experienced the widespread outbreak of the COVID-19 pandemic and in the past the Avian Flu or “SARS,” or H1N1. As we have experienced and are experiencing in the current COVID-19 environment:
• if a virus is transmitted by human contact, our employees or customers may become infected, or may choose, or be advised, to avoid gathering in public places, any of which may adversely affect our restaurant customer traffic and our ability to adequately staff our restaurants, receive deliveries on a timely basis or perform functions at the corporate level. These are all areas that have been impacted during the second quarter and continue to be challenges in the near-term for our business. The COVID-19 pandemic has negatively impacted our customer traffic, and we've had to take immediate actions to shift focus to our drive-thru, carry-out and delivery service modes. We have also experienced significant staffing challenges, both as a result of employee exposure to COVID-19 as well as the hourly workforce being disincentivized by federal, state and local unemployment benefits and fearful of the workplace.
•We also may be adversely affected if jurisdictions in which we have restaurants impose or continue to impose mandatory closures, seek or continue to seek voluntary closures or impose or continue to impose restrictions on operations. Even if such measures are not implemented and a virus or other disease does not spread significantly, the perceived risk of infection or significant health risk may adversely affect our business. During the second quarter, we did see frequent changes to operating hours, as a result of shifting consumer behavior as well as public safety measures mandated by local jurisdictions. In March 2020, we closed the dining rooms in all our restaurants and modified operating hours in line with local ordinances and day-part sales trends. These closures were in effect for most of the second quarter, with each restaurant operating according to their respective local governmental guidelines as well as safety procedures developed by BKC and PLK. As individual states and local governments have allowed reopenings, we have continually evaluated the opportunity to re-open dining rooms. In most cases, consumers have not been eager to return to dining rooms, and restaurant sales in the second quarter of 2020 included less than 1% of eat-in traffic.
•Lower customer traffic as experienced in the immediate onset of the COVID-19 pandemic in our markets may not provide enough revenue to cover the fixed operating costs of our restaurants. We temporarily closed 46 restaurants in late March 2020 and early April 2020 that were geographically close to one of our other restaurants, and these closures were in effect for most of the second quarter. By the end of the second quarter of 2020, we had reopened 28 of the temporarily closed restaurants and in July 2020 reopened another seven restaurants. While these closures are temporary, our business remains sensitive to operating in environments with prolonged sales declines of the magnitude we saw in the first weeks of the pandemic.
•We will incur incremental costs for an indefinite period of time to provide safety to our guests and our employees in the form of masks, sanitizers and thermometers as well as additional labor to continuously sanitize our restaurants. Throughout the course of this evolving COVID-19 outbreak, we have been adapting our business in order continue operating safely. To support the health and safety of our employees and customers, we mandated the use of masks and contactless procedures in our restaurants, the use of sanitizers and also requiring team members' temperatures be taken at the beginning of each shift. During the second quarter, we incurred. $1.4 million in expenses directly related to COVID-19 related supplies, including face marks, thermometers, sneeze guards, and sanitizers.

•The uncertain economic environment that we are operating in now has required us to enhance our liquidity and bolster our balance sheet. In the first quarter of 2020 we borrowed on our Revolving Credit Facility to protect against a prolonged pandemic coupled with financial market illiquidity. We have also increased our revolving credit borrowing capacity under our Revolving Credit Facility by $30.8 million to a total of $145.8 million, and issued Incremental Term B-1 Loans of $75 million.
•Our financial performance depends on our continuing ability to offer fresh, quality food at competitive prices. A significant disruption in service or supply by our suppliers or distributors could create disruptions in the operations of our restaurants and adversely affect our business. During the second quarter, we were subject to a limited menu in some markets due to limited product available from one of our suppliers and in some instances deliveries were delayed due to the conditions of the pandemic. A more significant disruption in service or supply by our suppliers or distributors due to the impact of COVID-19 on their business, whether from employees at these facilities contracting the COVID-19 virus, or their own business suffering due to their inability to operate in the COVID-19 economic environment, or their own financial instability, could have a material adverse effect on our business.
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
In addition, we cannot guarantee that changes to our operational policies and training will be effective to keep our employees and customers safe from the COVID-19 virus. Any publicity relating to health concerns or the perceived or specific outbreaks of COVID-19 attributed to one or more of our restaurants, could result in a significant decrease in guest traffic in all of our restaurants and could have a material adverse effect on our results of operations. In addition, similar publicity or occurrences with respect to other restaurants or restaurant chains could also decrease our guest traffic and have a similar material adverse effect on our business.
We could be adversely affected by our failure to acknowledge and sufficiently respond to the fast-moving influence of social media.
The widespread use of social media platforms on devices accessible almost anywhere allows individuals access to a broad audience at any time of day. The content shared by users on these platforms is published without consideration of accuracy or its potential impact. Such content may be harmful to the brands we operate or may be factually inaccurate, but nonetheless negatively impact our customer engagement, business operations, brand reputation, or financial performance. This damage could be fast-moving and not allow us or our franchisors a chance to address the situation.
We could be adversely affected by external events such as extreme weather, natural disasters, terrorist actions, and civil unrest, among others.
External events such as extreme weather, natural disasters, terrorist actions, and civil unrest, and anticipation of such events, can adversely affect consumer spending, supply availability and costs, and our ability to operate our business in any impacted market.
We could be adversely affected by food-borne illnesses, as well as widespread negative publicity regarding food quality, illness, injury or other health concerns.
Negative publicity about food quality, illness, injury or other health concerns (including health implications of obesity) or similar issues stemming from one restaurant or a number of restaurants could materially adversely affect us, regardless of whether they pertain to our own restaurants, other Burger King or Popeyes restaurants, or to restaurants owned or operated by other companies. For example, health concerns about the consumption of beef, chicken or eggs or by specific events such as the outbreak of “mad cow” disease could lead to changes in consumer preferences, reduce consumption of our products and adversely affect our financial performance. These events could also reduce available supply or significantly raise the price of beef, chicken or eggs.
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

Exhibit No.
10.1
Fifth Amendment to Credit Agreement dated as of June 23, 2020 among Carrols Restaurant Group, Inc., certain subsidiaries party thereto, Wells Fargo Bank, National Association and the lenders party thereto.

31.1	Chief Executive Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Carrols Restaurant Group, Inc.
31.2	Chief Financial Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Carrols Restaurant Group, Inc.
32.1	Chief Executive Officer’s Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Carrols Restaurant Group, Inc.
32.2	Chief Financial Officer’s Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Carrols Restaurant Group, Inc.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARROLS RESTAURANT GROUP, INC.

Date: August 6, 2020	/s/ Daniel T. Accordino
(Signature)
Daniel T. Accordino Chief Executive Officer

Date: August 6, 2020	/s/ Anthony E. Hull
(Signature)
Anthony E. Hull Vice President, Chief Financial Officer and Treasurer