Form 10-Q
period 2020-09-27
CARROLS RESTAURANT GROUP, INC.
filed 2020-11-05
CIK 809248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 4, 2020, Carrols Restaurant Group, Inc. had 52,091,534 shares of its common stock, $.01 par value, outstanding.

CARROLS RESTAURANT GROUP, INC.
FORM 10-Q
QUARTER ENDED SEPTEMBER 27, 2020

PART I—FINANCIAL INFORMATION
ITEM 1—INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CARROLS RESTAURANT GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	September 27, 2020	December 29, 2019
ASSETS
Current assets:
Cash and cash equivalents	$67,762	$2,974
Trade and other receivables	17,570	13,445
Inventories	11,466	13,334
Prepaid expenses and other current assets	9,543	9,748
Refundable income taxes	279	284
Total current assets	106,620	39,785
Property and equipment, net of accumulated depreciation of $424,344 and $377,810, respectively	355,225	385,578
Franchise rights, net of accumulated amortization of $130,001 and $119,288, respectively (Note 3)	338,229	348,941
Goodwill (Note 3)	122,619	122,619
Franchise agreements, at cost less accumulated amortization of $14,275 and $13,365, respectively	32,130	32,690
Operating right-of-use assets, net (Note 6)	810,560	811,016
Other assets	10,782	10,831
Total assets	$1,776,165	$1,751,460
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and finance lease liabilities (Notes 6 and 7)	$4,795	$5,866
Current portion of operating lease liabilities (Note 6)	41,258	40,805
Accounts payable	27,022	45,780
Accrued payroll, related taxes and benefits	33,699	31,314
Accrued real estate taxes	9,250	8,139
Other liabilities	31,991	17,421
Total current liabilities	148,015	149,325
Long-term debt and finance lease liabilities, net of current portion (Notes 6 and 7)	477,450	455,565
Lease financing obligations	1,192	1,194
Operating lease liabilities (Note 6)	818,514	808,292
Deferred income taxes, net (Note 8)	—	6,983
Accrued postretirement benefits	2,424	2,555
Other liabilities (Note 5)	33,672	18,084
Total liabilities	1,481,267	1,441,998
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, par value $.01; authorized 20,000,000 shares, issued and outstanding—100 shares	—	—
Voting common stock, par value $.01; authorized—100,000,000 shares, issued—52,653,964 and 51,840,200 shares, respectively, and outstanding—50,923,686 and 50,496,265 shares, respectively	515	510
Additional paid-in capital	304,790	301,251
Retained earnings	260	11,096
Accumulated other comprehensive income (loss)	(6,596)	622
Treasury stock, at cost	(4,071)	(4,017)
Total stockholders’ equity	294,898	309,462
Total liabilities and stockholders’ equity	$1,776,165	$1,751,460
See accompanying notes to unaudited condensed consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Revenue:
Restaurant sales	$407,036	$398,414	$1,126,972	$1,054,877
Other revenue	—	3,931	—	6,816
Total revenue	407,036	402,345	1,126,972	1,061,693
Operating expenses:
Cost of sales	121,228	121,283	328,858	313,015
Restaurant wages and related expenses	126,040	131,070	362,503	352,402
Restaurant rent expense	30,536	29,300	88,974	77,906
Other restaurant operating expenses	60,486	62,710	172,774	164,623
Advertising expense	15,989	16,052	44,281	42,601
General and administrative (including stock-based compensation expense of $1,303, $1,707, $3,543 and $4,515 respectively)	20,440	21,365	59,808	61,709
Depreciation and amortization	19,620	21,200	60,947	53,613
Impairment and other lease charges (Note 4)	1,954	500	7,776	1,777
Other expense (income), net (Note 14)	515	(20)	(1,432)	(1,773)
Total operating expenses	396,808	403,460	1,124,489	1,065,873
Income (loss) from operations	10,228	(1,115)	2,483	(4,180)
Loss on extinguishment of debt	—	—	—	7,443
Interest expense	6,649	7,578	20,159	20,425
Income (loss) before income taxes	3,579	(8,693)	(17,676)	(32,048)
Provision (benefit) for income taxes (Note 8)	48	(1,881)	(6,840)	(10,035)
Net income (loss)	$3,531	$(6,812)	$(10,836)	$(22,013)
Basic and diluted net income (loss) per share (Note 13)	$0.06	$(0.15)	$(0.21)	$(0.54)
Weighted average common shares outstanding:
Basic	50,923,686	45,947,413	50,887,182	41,014,635
Diluted	60,542,580	45,947,413	50,887,182	41,014,635
Comprehensive income (loss), net of tax:
Net income (loss)	$3,531	$(6,812)	$(10,836)	$(22,013)
Change in valuation of interest rate swap (Note 7)	169	—	(7,218)	—
Comprehensive income (loss)	$3,700	$(6,812)	$(18,054)	$(22,013)
See accompanying notes to unaudited condensed consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share and per share amounts)
(Unaudited)

								Accumulated
					Additional	Retained		Other			Total
	Common Stock		Preferred Stock		Paid-In	Earnings		Comprehensive	Treasury Stock		Stockholders'
	Shares	Amount	Shares	Amount	Capital	(Deficit)		Income (Loss)	Shares	Amount	Equity
Balance, December 29, 2019	51,049,377	$510	100	$—	$301,251	$11,096		$622	(553,112)	$(4,017)	$309,462
Stock-based compensation	—	—	—	—	1,132	—		—	—	—	1,132
Vesting of non-vested shares and RSUs	424,963	5	—	—	(5)	—		—	—	—	—
Net loss	—	—	—	—	—	(22,209)		—	—	—	(22,209)
Repurchase of treasury stock	—	—	—	—	—	—		—	(9,318)	(54)	(54)
Change in valuation of interest rate swap (Note 7)	—	—	—	—	—	—		(5,209)	—	—	(5,209)
Balance, March 29, 2020	51,474,340	$515	100	$—	$302,378	$(11,113)		$(4,587)	(562,430)	$(4,071)	$283,122
Stock-based compensation	—	—	—	—	1,109	—		—	—	—	1,109
Vesting of non-vested shares	11,776	—	—	—	—	—		—	—	—	—
Net income	—	—	—	—	—	7,842		—	—	—	7,842
Change in valuation of interest rate swap (Note 7)	—	—	—	—	—	—		(2,178)	—	—	(2,178)
Balance, June 28, 2020	51,486,116	$515	100	$—	$303,487	$(3,271)		$(6,765)	(562,430)	$(4,071)	$289,895
Stock-based compensation	—	—	—	—	1,303	—		—	—	—	1,303
Net income	—	—	—	—	—	3,531		—	—	—	3,531
Change in valuation of interest rate swap (Note 7)	—	—	—	—	—	—		169	—	—	169
Balance, September 27, 2020	51,486,116	$515	100	$—	$304,790	$260		$(6,596)	(562,430)	$(4,071)	$294,898

Balance, December 30, 2018	35,742,427	$357	100	$—	$150,459	$35,511		$(646)	—	$(141)	$185,540
Stock-based compensation	—	—	—	—	1,526	—		—	—	—	1,526
Vesting of non-vested shares and RSUs	371,824	4	—	—	(4)	—		—	—	—	—
Net loss	—	—	—	—	—	(11,469)		—	—	—	(11,469)
Adoption of ASC 842, net of taxes (Note 6)	—	—	—	—	—	7,504		—	—	—	7,504
Balance, March 31, 2019	36,114,251	$361	100	$—	$151,981	$31,546		$(646)	—	$(141)	$183,101
Stock-based compensation	—	—	—	—	1,282	—		—	—	—	1,282
Vesting of non-vested shares	2,478	—	—	—	—	—		—	—	—	—
Issuance of common and preferred stock	7,364,413	74	10,000	—	145,259	—		—	—	—	145,333
Retirement of treasury stock	—	—	—	—	(141)	—		—	—	141	—
Net loss	—	—	—	—	—	(3,732)		—	—	—	(3,732)
Balance, June 30, 2019	43,481,142	$435	10,100	$—	$298,381	$27,814		$(646)	—	$—	$325,984
Stock-based compensation	—	—	—	—	1,707	—		—	—	—	1,707
Vesting of non-vested shares	117,832	—	—	—	—	—	—	—	—	—	—
Repurchase of treasury stock	—	—	—	—	—	—		—	(283,069)	(2,008)	(2,008)
Conversion of preferred stock to common stock	7,450,402	75	(10,000)	—	(75)	—		—	—	—	—
Net loss	—	—	—	—	—	(6,812)		—	—	—	(6,812)
Balance, September 29, 2019	51,049,376	$510	100	$—	$300,013	$21,002		$(646)	(283,069)	$(2,008)	$318,871
See accompanying notes to unaudited condensed consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 27, 2020	September 29, 2019
Cash flows provided by operating activities:
Net loss	$(10,836)	$(22,013)
Adjustments to reconcile net loss to net cash provided by operating activities:
(Gain) loss on disposals of property and equipment	(1,316)	615
Stock-based compensation	3,543	4,515
Gain on settlement agreement (Note 11)	—	(1,913)
Impairment and other lease charges	7,776	1,777
Depreciation and amortization	60,947	53,613
Amortization of deferred financing costs	1,600	1,209
Amortization of bond premium and discount on debt	342	(175)
Deferred income taxes	(6,983)	(10,052)
Change in refundable income taxes	6	(176)
Loss on extinguishment of debt non-cash	—	129
Changes in other operating assets and liabilities	25,699	7,487
Net cash provided by operating activities	80,778	35,016
Cash flows used for investing activities:
Capital expenditures:
New restaurant development	(15,694)	(37,259)
Restaurant remodeling	(11,615)	(37,826)
Other restaurant capital expenditures	(8,798)	(15,643)
Corporate and restaurant information systems	(6,714)	(6,670)
Total capital expenditures	(42,821)	(97,398)
Acquisition of restaurants, net of cash acquired (Note 2)	—	(131,545)
Properties purchased for sale-leaseback	(13,399)	—
Proceeds from sale-leaseback transactions	20,342	7,018
Proceeds from insurance recoveries	1,833	123
Net cash used for investing activities	(34,045)	(221,802)
Cash flows provided by financing activities:
Proceeds from issuance of Term Loan B Facility	71,250	422,875
Repayments of Term Loan B Facility	(3,188)	(1,063)
Retirement of 8% Senior Secured Second Lien Notes, premium and fees	—	(280,500)
Borrowings under prior revolving credit facility	—	312,500
Repayments under prior revolving credit facility	—	(253,000)
Borrowings under revolving credit facility	150,000	—
Repayments under revolving credit facility	(195,750)	—
Payments on finance lease liabilities	(1,464)	(1,555)
Costs associated with financing long-term debt	(2,793)	(11,516)
Purchase of treasury shares	—	(2,008)
Net cash provided by financing activities	18,055	185,733
Net increase (decrease) in cash and cash equivalents	64,788	(1,053)
Cash and cash equivalents, beginning of period	2,974	4,014
Cash and cash equivalents, end of period	$67,762	$2,961
Supplemental disclosures:
Interest paid on long-term debt	$18,431	$22,159
Interest paid on lease financing obligations	$78	$78
Accruals for capital expenditures	$2,736	$13,156
Income taxes paid	$139	$193
See accompanying notes to unaudited condensed consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except share and per share amounts)

1. Basis of Presentation
Business Description. At September 27, 2020 Carrols Restaurant Group, Inc. ("Carrols Restaurant Group") operated as franchisee 1,023 Burger King® restaurants in 23 Northeastern, Midwestern and Southeastern states and 65 Popeyes® restaurants in seven Southeastern states.
In March 2020, the World Health Organization declared the COVID-19 outbreak to be a global pandemic, which continues to spread throughout the United States. The COVID-19 pandemic has significantly impacted the communities the Company's restaurants operate in as federal, state and local governments have taken a series of actions to contain its spread. In March 2020, the Company closed its dining rooms in all restaurants and modified operating hours in line with local ordinances and day-part sales trends, and over the course of March and April of 2020, temporarily closed 46 restaurants that were geographically close to one of its other restaurants. These closures were in effect for most of the second quarter of 2020. Each restaurant operated according to their respective local governmental guidelines as well as safety procedures developed by Burger King and Popeyes. As individual states and local governments have allowed reopenings, the Company has evaluated the opportunity to re-open dining rooms. By the end of the third quarter of 2020, approximately 35% of dining rooms have reopened, however, eat-in sales represented approximately 1% of our total restaurant sales during the third quarter of 2020 as guests continue to rely on our drive-thru, carry-out and delivery service modes. Given sales improvements after the initial months of the pandemic, 40 of the temporarily closed restaurants had reopened by the end of the third quarter of 2020. Two of the restaurants temporarily closed in March will not be reopened.
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
Fiscal Year. The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. The three and nine months ended September 27, 2020 and September 29, 2019 each contained thirteen and thirty-nine weeks, respectively. The 2020 fiscal year will end January 3, 2021 and will contain 53 weeks.
Basis of Presentation. The accompanying unaudited condensed consolidated financial statements as of and for the three and nine months ended September 27, 2020 and September 29, 2019 have been prepared without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission and do not include certain of the information and the footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of such unaudited condensed consolidated financial statements have been included. The results of operations for the three and nine months ended September 27, 2020 and September 29, 2019 are not necessarily indicative of the results to be expected for the full year.
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
Cash and Cash Equivalents. The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. At both September 27, 2020 and December 29, 2019, the Company did not have any cash invested in money market funds classified as cash equivalents on the condensed consolidated balance sheet.
Fair Value of Financial Instruments. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. In determining fair value, the accounting standards establish a three level hierarchy for inputs used in measuring fair value as follows: Level 1 inputs are quoted prices in active markets for identical assets or liabilities; Level 2 inputs are observable for the asset or liability, either directly or indirectly, including quoted prices in active markets for similar assets or liabilities; and Level 3 inputs are unobservable and reflect the Company's own assumptions. Financial instruments include cash and cash equivalents, trade and other receivables, accounts payable and long-term debt. The carrying amounts of cash and cash equivalents, trade and other receivables and accounts payable approximate fair value because of the short-term nature of these financial instruments. The carrying amount of the Term Loan B and B-1 Facilities at September 27, 2020 approximate fair value because of their variable rates.
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
Fair value measurements of non-financial assets and non-financial liabilities are primarily used in the impairment analysis of long-lived assets, goodwill and intangible assets. Long-lived assets and definite-lived intangible assets are measured at fair value on a nonrecurring basis using Level 3 inputs. As described in Note 4, the Company recorded long-lived asset impairment charges of $1.0 million and $5.4 million during the three and nine months ended September 27, 2020, respectively, and $0.3 million and $1.4 million during the three and nine months ended September 29, 2019, respectively.
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
In April 2020, the FASB staff issued interpretive guidance that indicated it would be acceptable for entities to make an election to account for lease concessions related to the COVID-19 pandemic consistent with how those concessions would be accounted for under ACS Topic 842, Leases ("ASC 842"), as though enforceable rights and obligations for those concessions existed (regardless of whether those enforceable rights and obligations for the concessions explicitly exist in the contract). Consequently, for concessions related to the effects of the COVID-19 pandemic, an entity will not have to analyze each contract to determine whether enforceable rights and obligations for concessions exist in the contract and can elect to apply or not apply the lease modification guidance in Topic 842 to those contracts. This election is available for concessions related to the effects of the COVID-19 pandemic that do not result in a substantial increase in the rights of the lessor or the obligations of the lessee. The Company has made the policy election to apply this interpretive guidance to certain rent relief resulting directly from COVID-19,

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

and has assumed that enforceable rights and obligations for those concessions exist in the lease contract. Accordingly, the Company recognized abatements that did not result in an extension of lease term as reductions in variable lease payments, and deferrals that did not result in an extension of lease term as an increase in other current liabilities. This election will continue while these abatement or deferrals are in effect.
Subsequent events. The Company reviewed and evaluated subsequent events through the issuance date of the Company’s unaudited condensed consolidated financial statements.
2. Acquisitions
Since 2012, the Company has been assigned Burger King Corporation's ("BKC") right of first refusal on the sale of franchisee-operated restaurants in 20 states (the "ROFR"). In 2019, the Company acquired an aggregate of 179 Burger King restaurants and 55 Popeyes restaurants from other franchisees in the following transactions, some of which were acquired pursuant to the exercise of the ROFR (in thousands, except number of restaurants):

Closing Date		Number of Restaurants	Purchase Price	Market Location
April 30, 2019	(1)	220	$259,083	Southeastern states, primarily TN, MS, LA
June 11, 2019		13	15,788	Baltimore, Maryland
August 20, 2019	(2)	1	1,108	Pennsylvania
		234	$275,979
(1)During the second quarter of 2019, the Company completed its merger with New CFH, LLC (“Cambridge”) and acquired 165 Burger King restaurants and 55 Popeyes restaurants.
(2)Acquisitions resulting from the exercise of the ROFR with Burger King.
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
The Company allocated the aggregate purchase price to the net tangible and intangible assets acquired in the Cambridge Merger at their estimated fair values. The Company engaged a third party valuation specialist to assist with the valuation of franchise rights, leasehold improvements and favorable and unfavorable leases included in the operating right-to-use assets acquired. The fair value of other property and equipment and franchise agreements was based on the carrying value of the respective assets given that in the three years prior to the Cambridge Merger, Cambridge had completed valuations in connection with its own acquisition of 132 restaurants and also recently constructed 33 new restaurants. The fair value of the right-of-use liability is based upon the lease payments over the remaining lease term discounted by the Company's incremental borrowing rate.
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
The results of operations for the restaurants acquired are included from the closing date of the respective acquisition. The 2019 acquired restaurants contributed restaurant sales of $73.3 million and $210.6 million in the three and nine months ended September 27, 2020, respectively. It is impracticable to disclose net earnings for the post-acquisition period for the acquired restaurants as net earnings of these restaurants were not tracked on a collective basis due to the integration of administrative functions, including field supervision.
The unaudited pro forma impact on the results of operations for the restaurants acquired in 2019 for the nine months ended September 29, 2019 is included below. The unaudited pro forma results of operations are not necessarily indicative of the results that would have occurred had the acquisitions been consummated at the beginning of the periods presented, nor are they necessarily indicative of any future consolidated operating results. The following table summarizes the Company's unaudited pro forma operating results:

Nine Months Ended
September 29, 2019
Total revenue	$1,167,461
Net loss	$(15,744)
Basic and diluted net loss per share	$(0.38)
This unaudited pro forma financial information does not give effect to any anticipated synergies, operating efficiencies, cost savings or any integration costs related to the acquired restaurants. The unaudited pro forma financial results exclude transaction costs recorded as general and administrative expenses of $4.0 million during the nine months ended September 29, 2019.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

3. Intangible Assets
Goodwill. The Company is required to review goodwill for impairment annually, or more frequently when events and circumstances indicate that the carrying amount may be impaired. If the determined fair value of goodwill is less than the related carrying amount, an impairment loss is recognized. The Company performs its annual impairment assessment as of the last day of its fiscal year and does not believe circumstances have changed since the last assessment date which would make it necessary to reassess the value of its goodwill. There were no recorded goodwill impairment losses during the three and nine months ended September 27, 2020 or September 29, 2019.
Franchise Rights. Amounts allocated to franchise rights for each acquisition of Burger King® and Popeyes® restaurants are amortized using the straight-line method over the average remaining term of the acquired franchise agreements plus one twenty-year renewal period.
The Company assesses the potential impairment of franchise rights whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If an indicator of impairment exists, an estimate of the aggregate undiscounted cash flows from the acquired restaurants is compared to the respective carrying value of franchise rights for each acquisition. If an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value. No impairment charges were recorded related to the Company’s franchise rights for the three and nine months ended September 27, 2020 and September 29, 2019. The change in franchise rights for the nine months ended September 27, 2020 is summarized below:

Balance at December 29, 2019	$348,941
Amortization expense	(10,712)
Balance at September 27, 2020	$338,229
Amortization expense related to franchise rights was $3.4 million and $3.9 million for the three months ended September 27, 2020 and September 29, 2019, respectively and $10.7 million and $8.0 million for the nine months ended September 27, 2020 and September 29, 2019, respectively. The Company expects annual amortization expense to be $14.3 million in 2020 and $13.7 million in each of the following five years.
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
During the three months ended September 27, 2020, the Company recorded impairment and other lease charges of $2.0 million consisting of $0.7 million of initial impairment charges for four underperforming restaurants, capital expenditures of $0.2 million at underperforming restaurants, and $1.0 million of other lease charges primarily for three restaurants closed in the third quarter of 2020. During the nine months ended September 27, 2020, the Company recorded impairment and other lease charges of $7.8 million consisting of $4.9 million related to initial impairment charges for thirteen underperforming restaurants, capital expenditures

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

of $0.5 million at previously impaired restaurants and $2.4 million of other lease charges primarily from nine restaurants closed during the first quarter of 2020 and three restaurants closed in the third quarter of 2020.
During the three months ended September 29, 2019, the Company recorded impairment and other lease charges of $0.5 million consisting of $0.3 million of initial impairment charges for two underperforming restaurants and $0.2 million of other lease charges primarily from one restaurant closed during the third quarter of 2019. During the nine months ended September 29, 2019, the Company recorded impairment and other lease charges of $1.8 million consisting of $1.1 million related to initial impairment charges for five underperforming restaurants, capital expenditures of $0.3 million at underperforming restaurants and $0.4 million of other lease charges primarily due to the closure of two restaurants and changes in estimates during the year.
5. Other Liabilities, Long-Term
Other liabilities, long-term, at September 27, 2020 and December 29, 2019 consisted of the following:

	September 27, 2020	December 29, 2019
Accrued occupancy costs	$2,123	$8,523
Accrued workers’ compensation and general liability claims	5,566	5,370
Interest rate swap	7,218	—
Deferred compensation	4,212	3,902
Deferred federal payroll taxes	14,267	—
Other	286	289
	$33,672	$18,084
On March 27, 2020, the United States enacted the CARES Act as a response to the economic uncertainty resulting from COVID-19. The CARES Act provides for deferred payment of the employer portion of social security taxes through the end of 2020, with 50% of the deferred amount due December 31, 2021 and the remaining 50% due December 31, 2022.
6. Leases
The Company utilizes land and buildings in its operations under various lease agreements. The Company does not consider any one of these individual leases material to the Company's operations. Initial lease terms are generally for twenty years and, in many cases, provide for renewal options and in most cases rent escalations. The exercise of such renewal options are generally at the Company’s sole discretion. The Company evaluates renewal options at lease commencement and upon any lease amendments or remodeling activity to determine if such options are reasonably certain to be exercised based on economic factors. Certain leases also require contingent rent, determined as a percentage of sales as defined by the terms of the applicable lease agreement. For most locations, the Company is obligated for occupancy related costs including payment of property taxes, insurance and utilities.
As a result of the COVID-19 pandemic and the resulting economic uncertainty in the restaurant industry, the Company contacted each of its landlords to potentially negotiate accommodations to preserve cash. For certain leases the Company was able to modify existing payment terms, in some cases through deferral of existing payments until future periods and in some cases through a reduction in payments due during this period. The Company elected the practical expedient to not evaluate whether a deferral of rent within the current term is a lease modification. Any concessions which resulted in extension of the existing lease term were accounted for as a lease modification under the current GAAP guidance. The total rent that was or will be deferred as a result of requests for relief from our landlords other than BKC (see Note 11) was $5.8 million, of which $4.8 million was or is expected to be repaid over various periods beginning in the third quarter of 2020. As of September 27, 2020, $4.3 million remains to be repaid to landlords related to these deferrals.
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
Lease Cost
    The components and classification of lease expense for the three and nine months ended September 27, 2020 and September 29, 2019 are as follows:

		Three Months Ended		Nine Months Ended
Lease cost	Classification	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Operating lease cost (1)	Restaurant rent expense	$26,126	$24,933	$77,088	$65,770
Operating lease cost	General and administrative	171	171	436	393
Variable lease cost	Restaurant rent expense	4,524	4,529	12,228	12,619
Sublease income	Restaurant rent expense	(114)	(162)	(342)	(483)
Finance lease cost:
Amortization of right-of-use assets	Depreciation and amortization	221	414	1,103	1,248
Interest on lease liabilities	Interest expense	26	69	108	204
Total lease cost		$30,954	$29,954	$90,621	$79,751
(1)Includes short-term leases which are not material.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

Other Information
Supplemental cash flow information related to leases for the nine months ended September 27, 2020 and September 29, 2019 are as follows:

	Nine Months Ended
	September 27, 2020	September 29, 2019
Gain on sale-leaseback transactions	$226	$289
Lease assets and liabilities resulting from lease modifications and new leases	$47,209	$49,097
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$73,749	$62,986
Operating cash flows from finance leases	$26	$204
Financing cash flows from finance leases	$1,464	$1,555
7. Long-Term Debt
Long-term debt at September 27, 2020 and December 29, 2019 consisted of the following:

	September 27, 2020	December 29, 2019
Collateralized:
Senior Credit Facility:
Term Loan B borrowings	$419,688	$422,875
Term Loan B-1 borrowings	75,000	—
Revolving credit borrowings	—	45,750
Finance lease liabilities	1,060	2,524
	495,748	471,149
Less: current portion of long-term debt and finance lease liabilities	(4,795)	(5,866)
Less: unamortized debt issuance costs	(8,142)	(7,768)
Less: unamortized original issue discount	(5,361)	(1,950)
Total Long-term debt	$477,450	$455,565
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
The Second Amendment also provides that beginning on the 180th day after the Second Amendment Effective Date and for so long as the Revolving Committed Amount is greater than $115.0 million, the Company shall pay to the Administrative Agent, for the ratable benefit of the Revolving Facility Lenders, a commitment fee (the "Ticking Fee") on the average daily amount of the Revolving Committed Amount at a rate per annum equal to (a) 0.125% for the 180th day after the Second Amendment Effective Date through and including the 269th day after the Second Amendment Effective Date, (b) 0.25% for the 270th day after the Second Amendment Effective Date through and including the 364th day after the Second Amendment Effective Date and (c) 1.00% for the 365th day after the Second Amendment Effective Date and thereafter. The Second Amendment provides that the Ticking Fee will be due and payable quarterly in arrears (calculated on a 360-day basis) on the last Business Day of each calendar quarter and will accrue from the 180th day after the Second Amendment Effective Date for so long as the Revolving Committed Amount is greater than $115.0 million. The Second Amendment also provides that the Company shall use the proceeds of an Extension of Credit which results in the sum of the aggregate principal amount of outstanding Revolving Loans plus the aggregate amount of LOC Obligations equaling an amount in excess of $115.0 million, solely for ongoing operations of the Company and its subsidiaries and shall not be held as cash on the balance sheet. Pursuant to the Letter Agreement dated as of March 25, 2020 among the Company, Wells Fargo Securities, LLC, Wells Fargo Bank, National Association and Truist Bank, the Company agreed to defer rent payments totaling approximately $2.4 million per month under certain real property leases for the period between April 1, 2020 through and including June 30, 2020. The Company paid these amounts in full according to these terms on July 1, 2020.
On April 8, 2020, the Company entered into the Third Amendment to its Senior Credit Facilities which increased the aggregate maximum commitments available for revolving credit borrowings (including standby letters of credit) under the Revolving Credit Facility by $15.4 million to a total of $145.8 million.
On April 16, 2020, the Company entered into the Fourth Amendment to its Senior Credit Facilities (the "Fourth Amendment"). The Fourth Amendment permits the Company to incur and, if necessary, repay indebtedness incurred pursuant to the Paycheck Protection Program (the "PPP") under the Coronavirus Aid, Relief and Economic Security Act, as amended (the "CARES Act"). Subsequent to this amendment, the Company withdrew its application for relief under the PPP and returned the funds upon receipt.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

On June 23, 2020 (the "Fifth Amendment Effective Date"), the Company entered into the Fifth Amendment to its Senior Credit Facilities (the "Fifth Amendment"). The Fifth Amendment increased the Term Loan (as defined in the Senior Credit Facilities) borrowings in the aggregate principal amount of $75 million of Incremental Term B-1 Loans (as defined in the Senior Credit Facilities). The Incremental Term B-1 Loans constitute a new tranche of Term Loans ranking pari passu in right of payment and security with the Initial Term Loans for all purposes under the Senior Credit Facilities. The Incremental Term B-1 Loans have the same terms as outstanding borrowings under the Company's existing term loan B facility pursuant to and in accordance with the Senior Credit Facilities, provided that (i) borrowings under the Incremental Term B-1 Loans will bear interest at a rate per annum, at the Company’s option, of (a) the Alternate Base Rate (as defined in the Senior Credit Facilities) plus the applicable margin of 5.25% or (b) the LIBOR Rate (as defined in the Senior Credit Facilities) (which shall not be less than 1% for Incremental Term B-1 Loans) plus the applicable margin of 6.25% and (ii) certain prepayments of the Incremental Term B-1 Loans by the Company prior to the first anniversary of the Fifth Amendment Effective Date are subject to a premium to the Administrative Agent (as defined in the Senior Credit Facilities), for the ratable account of each applicable Term Loan Lender (as defined in the Senior Credit Facilities) holding Incremental Term B-1 Loans on the date of such prepayment equal to the Applicable Make-Whole Amount (as defined in the Senior Credit Facilities) with respect to the principal amount of the Incremental Term B-1 Loans so prepaid. The principal amount of the Incremental Term B-1 Loans will amortize in an aggregate annual amount equal to 1% of the original principal amount of the Incremental Term B-1 Loans and shall be repayable in consecutive quarterly installments on the last day of the Company's fiscal quarters beginning on the third fiscal quarter of 2020 with the remaining outstanding principal amount of the Incremental Term B-1 Loan and all accrued but unpaid interest and other amounts payable with respect to the Incremental Term B-1 Loan due on April 30, 2026 which is the Term Loan Maturity Date (as defined in the Senior Credit Facilities).
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
The Senior Credit Facilities contain certain covenants, including without limitation, those limiting the Company’s and its subsidiaries' ability to, among other things, incur indebtedness, incur liens, sell or acquire assets or businesses, change the character of its business in all material respects, engage in transactions with related parties, make certain investments, make certain restricted payments or pay dividends. In addition, the Senior Credit Facilities require the Company to meet a First Lien Leverage Ratio (as defined in the Senior Credit Facilities) if revolving credit borrowings exceed 35% of the aggregate borrowing capacity, as described under the First Amendment above. As there were no borrowings under the Revolving Credit Facility at September 27, 2020, no First Lien Leverage Ratio calculation was required. The Company was in compliance with the covenants under its Senior Credit Facilities at September 27, 2020.
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
The Term Loan B and B-1 borrowings are due and payable in quarterly installments, which began on September 30, 2019. Amounts outstanding at September 27, 2020 are due and payable as follows:

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

(i) twenty-two remaining quarterly installments of $1.3 million;
(ii) one final payment of $467.0 million on April 30, 2026.
At September 27, 2020, borrowings under the Senior Credit Facilities bore interest as follows:
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
The weighted average interest rate for borrowings under the Senior Credit Facilities, was 4.4% and 4.5% for the three and nine months ended September 27, 2020, respectively, and 5.7% and 6.4% for the three and nine months ended September 29, 2019, respectively.
As of September 27, 2020, there were no revolving credit borrowings outstanding and $9.7 million of letters of credit issued under the Revolving Credit Facility. After reserving for issued letters of credit and outstanding revolving credit borrowings, $136.2 million was available for revolving credit borrowings under the Senior Credit Facilities at September 27, 2020.
Interest Rate Swap. In March 2020, The Company entered into an interest rate swap agreement with its lenders to mitigate the risk of increases in the variable interest rate related to term loan borrowings under the Term Loan B Facility. The interest rate swap fixes the interest rate on 50% of the outstanding term loan borrowings under the Term Loan B Facility at 0.915% plus the applicable margin in its Senior Credit Facilities. The agreement matures on February 28, 2025 and has a notional amount of $220.0 million at September 27, 2020. The differences between the variable LIBOR rate and the interest rate swap rate of 0.915% are settled monthly. The Company made payments of $0.4 million to settle the interest rate swap during both the three and nine months ended September 27, 2020. The fair value of the Company's interest rate swap agreement was a liability of $7.2 million as of September 27, 2020 and is included in long-term other liabilities in the accompanying consolidated balance sheets. Changes in the valuation of the Company's interest rate swap were included as a component of other comprehensive income and will be reclassified to earnings as the losses are realized. The Company expects to reclassify net losses totaling $1.7 million into earnings in the next twelve months.
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

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

8. Income Taxes
The provision (benefit) for income taxes for the three and nine months ended September 27, 2020 and September 29, 2019 was comprised of the following:

	Three Months Ended		Nine Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Current	$48	$(48)	$143	$17
Deferred	83	(1,833)	(7,259)	(10,052)
Change in valuation allowance	(83)	—	276	—
Provision (benefit) for income taxes	$48	$(1,881)	$(6,840)	$(10,035)
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.
The Company has performed an assessment of positive and negative evidence regarding the realization of its deferred income tax assets at September 27, 2020 as required by ASC 740. Under ASC 740, the weight given to negative and positive evidence is commensurate only to the extent that such evidence can be objectively verified. ASC 740 also prescribes that objective evidence, in particular the Company’s three-year cumulative loss position at September 27, 2020, be given greater weight than subjective evidence, including the Company’s forecasts of future taxable income, which include assumptions that cannot be objectively verified. The Company considers all available positive and negative evidence and determines, based on the required weight of the evidence under ASC 740, whether a valuation allowance is necessary for any of its deferred tax assets at each reporting period. During the first quarter of 2020, due to forecasted losses for 2020, the Company determined that an incremental valuation allowance was needed for its net deferred income tax assets. As of September 27, 2020, a valuation allowance was recorded against net deferred tax assets of $2.4 million.
The benefit for income taxes for the three and nine months ended September 27, 2020 was derived using an estimated effective annual income tax rate for all of 2020 of 43.1%, which excludes any discrete tax adjustments. The difference compared to the statutory rate for 2020 is attributed to the benefits of federal employment credits which are not directly related to the amount of pre-tax loss recorded in a period. Accordingly, in periods where recorded pre-tax income (loss) is relatively small, the proportional effect of these items on the effective tax rate may be significant. There were no discrete items for the three and nine months ended September 27, 2020.
The provision for income taxes for the three and nine months ended September 29, 2019 was derived using an estimated effective annual income tax rate for all of 2019 of 35.1%, which excludes any discrete tax adjustments and was below the statutory rate due to the effect of fixed employment tax credits on taxable income. The benefits of federal employment credits are not directly related to the amount of pre-tax income recorded in a period. Accordingly, in periods where recorded pre-tax income is relatively small, the proportional effect of these items on the effective tax rate may be significant. There were no discrete adjustments for the three and nine months ended September 29, 2019.
On March 27, 2020, the United States enacted the CARES Act as a response to the economic uncertainty resulting from COVID-19. The CARES Act includes modifications for net operating loss carryovers and carrybacks, limitations of business interest expense for tax, immediate refund of alternative minimum tax (AMT) credit carryovers as well as a technical correction to the Tax Cuts and Jobs Act of 2017, referred to herein as the U.S. Tax Act, for qualified improvement property. As of September 27, 2020, the Company expects that the carryback of NOL's will not have an impact on its current tax attributes.
As of September 27, 2020, the Company had federal net operating loss carryforwards of approximately $145.0 million which expire beginning in 2033. The Company's state net operating loss carryforwards expire beginning in 2021 through 2038.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

The Company's policy is to recognize interest and/or penalties related to uncertain tax positions in income tax expense. At September 27, 2020 and December 29, 2019, the Company had no unrecognized tax benefits and no accrued interest related to uncertain tax positions. The tax years 2014 - 2019 remain open to examination by the major taxing jurisdictions to which the Company is subject. Although it is not reasonably possible to estimate the amount by which unrecognized tax benefits may increase within the next twelve months due to the uncertainties regarding the timing of examinations, the Company does not expect unrecognized tax benefits to significantly change in the next twelve months.
9. Stock-Based Compensation
Stock-based compensation expense for the three months ended September 27, 2020 and September 29, 2019 was $1.3 million and $1.7 million, respectively and for the nine months ended September 27, 2020 and September 29, 2019 was $3.5 million and $4.5 million, respectively.
As of September 27, 2020, the total unrecognized stock-based compensation expense relating to non-vested shares and stock options was approximately $7.7 million and the Company expects to record an additional $1.3 million in stock-based compensation expense related to the vesting of these awards in the remainder of 2020. The remaining weighted average vesting period for stock options and non-vested shares was 4.3 years.
Restricted Shares
During the nine months ended September 27, 2020, the Company granted 790,000 non-vested restricted shares to certain employees and officers of the Company and 73,128 non-vested restricted shares to outside directors of the Company. These shares vest, become non-forfeitable and are being expensed over their three-year vesting period.
A summary of all non-vested shares activity for the nine months ended September 27, 2020 was as follows:

	Shares	Weighted Average Grant Date Price
Non-vested at December 29, 2019	790,823	$11.35
Granted	863,128	$5.42
Vested	(416,253)	$12.07
Forfeited	(69,850)	$6.24
Non-vested at September 27, 2020	1,167,848	$7.02
The fair value of non-vested shares is based on the closing price on the date of grant.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

Stock Options
During the three months ended September 27, 2020, the Company granted in the aggregate options to purchase 1,075,000 shares of its common stock, consisting of 739,340 shares of non-qualified stock options and 335,660 shares of incentive stock options (“ISOs”) to certain employees and officers of the Company. These options become exercisable and are being expensed over their three-year vesting period. The options expire seven years from the date of the grant and were issued with an exercise price equal to the fair market value of the stock price, or $7.12 per share of common stock, on the date of grant.
A summary of all stock option activity for the nine months ended September 27, 2020 was as follows:

	Options	Weighted Average Exercise Price	Average Remaining Contractual Life	Aggregate Intrinsic Value (1)
Options outstanding at December 29, 2019	—
Granted	1,075,000	$7.12
Forfeited	(25,000)	$7.12
Options Outstanding at September 27, 2020	1,050,000	$7.12	6.9	$—
Vested or expected to vest at September 27, 2020	1,050,000	$7.12	6.9	$—
Options exercisable at September 27,2020	—
(1) The aggregate intrinsic value is calculated using the difference between the market price of the Company's common stock at September 27, 2020 of $6.31 and the grant price for only those awards that have a grant price that is less than the market price of the Company's common stock at September 27, 2020. There were no awards having a grant price less than the market price of the Company's common stock at September 27, 2020.
Restricted Stock Units
The Company has issued restricted stock units (“RSUs”) on shares of the Company's common shares to certain eligible employees. During the nine months ended September 27, 2020, 20,486 RSUs vested into shares of the Company's common stock at a weighted average price of $2.92 per share.
A summary of all RSU activity for the nine months ended September 27, 2020 was as follows:

Units
Non-vested at December 29, 2019	57,942
Vested	(20,486)
Non-vested at September 27, 2020	37,456

10. Commitments and Contingencies
Lease Guarantees. Fiesta Restaurant Group, Inc. ("Fiesta"), a former wholly-owned subsidiary of the Company, was spun-off in 2012 to the Company's stockholders. As of September 27, 2020, the Company is a guarantor under 27 Fiesta restaurant property leases, of which all but six are still operating, with lease terms expiring on various dates through 2030. The Company is fully liable for all obligations under the terms of the leases in the event that Fiesta fails to pay any sums due under the lease, subject to indemnification provisions of a Separation and Distribution Agreement entered into in connection with the spin-off of Fiesta.
The maximum potential amount of future undiscounted rental payments the Company could be required to make under these leases at September 27, 2020 was $8.2 million. The obligations under these leases will generally continue to decrease over time as these operating leases expire. No payments related to these guarantees have been made by the Company to date and none are expected to be required to be made in the future. The Company has not recorded a liability for $8.2 million of these guarantees in accordance with ASC 460 - Guarantees as Fiesta has

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

indemnified the Company for all such obligations and the Company did not believe it was probable it would be required to perform under any of the guarantees or direct obligations.
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

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

11. Transactions with Related Parties
In connection with an acquisition of restaurants from BKC in 2012, the Company issued to BKC 100 shares of Series A Convertible Preferred Stock, which was exchanged for 100 shares of newly issued Series B Convertible Preferred Stock ("Series B Preferred Stock") in 2018. These preferred shares are convertible into 9,414,580 common stock, which as of September 27, 2020 represents approximately 15.3% of the outstanding shares of the Company's common stock after giving effect to the conversion of the Series B Preferred Stock and excluding shares held in treasury. Pursuant to the terms of the Series B Preferred Stock, BKC together with certain other entities that are both affiliates of BKC and either Restaurant Brands International or Restaurant Brands International Limited Partnership (collectively "RBI") are entitled to elect two representatives on the Company's board of directors.
The Company operates its Burger King® restaurants under franchise agreements with BKC and its Popeyes® restaurants under franchise agreements with Popeyes Louisiana Kitchen, Inc. ("PLK"), a subsidiary of RBI. These franchise agreements generally provide for an initial term of twenty years and currently have an initial franchise fee of fifty dollars. Any franchise agreement, including renewals, can be extended at the Company's discretion for an additional 20 year term, with BKC's and PLK's approval, provided that, among other things, the restaurant meets the current restaurant image standard and the Company is not in default under terms of the franchise agreement. In addition to the initial franchise fee, the Company generally pays BKC a monthly royalty at a rate of 4.5% of Burger King restaurant sales and PLK a weekly royalty at a rate of 5.0% of Popeyes restaurant sales. Royalty expense was $17.8 million and $17.1 million in the three months ended September 27, 2020 and September 29, 2019, respectively and was $48.8 million and $45.0 million in the nine months ended September 27, 2020 and September 29, 2019, respectively.
The Company is also generally required to contribute 4% of restaurant sales from its restaurants to an advertising fund utilized by BKC and PLK for its advertising, promotional programs and public relations activities, and additional amounts for additional local advertising in markets that approve such advertising. Advertising expense associated with these expenditures was $15.6 million for each of the three months ended September 27, 2020 and September 29, 2019 and $43.2 million and $41.4 million in the nine months ended September 27, 2020 and September 29, 2019, respectively.
As of September 27, 2020, the Company leased 234 of its restaurant locations from BKC and 103 of these locations are subleased by BKC from various third party lessors. Aggregate rent under these BKC leases was $6.9 million for each of the three months ended September 27, 2020 and September 29, 2019 and was $19.9 million and $20.6 million in the nine months ended September 27, 2020 and September 29, 2019, respectively. The Company does not believe that such lease terms have been significantly affected by the fact that the Company and BKC are deemed to be related parties.
As of September 27, 2020 and December 29, 2019, the Company owed BKC and PLK $14.3 million and $14.0 million, respectively, related to the payment of advertising, royalties, rent and real estate taxes, which is normally remitted on a monthly basis.
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
In the nine months ended September 29, 2019, the Company received $1.9 million related to a settlement with BKC for their approval of new restaurant development by other franchisees which unfavorably impacted the Company's restaurants which was recorded as other income.
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
At September 27, 2020, $21.0 million was available to repurchase shares under the Repurchase Program. Shares repurchased are being held in treasury until they are retired at the discretion of the Board of Directors. This program was suspended during 2020.
13. Net Income (Loss) per Share
The Company applies the two-class method to calculate and present net income (loss) per share. The Company's non-vested share awards and Series B Preferred Stock contain non-forfeitable rights to dividends and are considered participating securities for purposes of computing net income (loss) per share pursuant to the two-class method. Under the two-class method, net earnings are reduced by the amount of dividends declared (whether paid or unpaid) and the remaining undistributed earnings are then allocated to common stock and participating securities, based on their respective rights to receive dividends. As the Company incurred a net loss for the nine months ended September 27, 2020 and the three and nine months ended September 29, 2019, and losses are not allocated to participating securities under the two-class method, such method is not applicable for the aforementioned interim reporting periods.
Basic net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding for the reporting period. Diluted net income (loss) per share reflects additional shares of common stock outstanding, where applicable, calculated using the treasury stock method or the two-class method.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

The following table sets forth the calculation of basic and diluted net income (loss) per share:

	Three Months Ended		Nine Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Basic net income (loss) per share:
Net income (loss)	$3,531	$(6,812)	$(10,836)	$(22,013)
Less: Income attributable to non-vested shares	(67)	—	—	—
Less: Income attributable to preferred stock	(541)	—	—	—
Net income (loss) available to common stockholders	$2,923	$(6,812)	$(10,836)	$(22,013)
Weighted average common shares outstanding	50,923,686	45,947,413	50,887,182	41,014,635
Basic net income (loss) per share	$0.06	$(0.15)	$(0.21)	$(0.54)
Diluted net income (loss) per share:
Net income (loss)	$3,531	$(6,812)	$(10,836)	$(22,013)
Shares used in computing basic net income (loss) per share	50,923,686	45,947,413	50,887,182	41,014,635
Dilutive effect of preferred stock and non-vested shares	9,618,894	—	—	—
Shares used in computing diluted net income (loss) per share	60,542,580	45,947,413	50,887,182	41,014,635
Diluted net income (loss) per share	$0.06	$(0.15)	$(0.21)	$(0.54)
Shares excluded from diluted net income (loss) per share computations (1)	—	9,665,597	10,582,428	12,138,687

(1)Shares issuable upon conversion of preferred stock and non-vested shares were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive.
14. Other Expense (Income)
In the three months ended September 27, 2020, the Company recorded other expense, net, of $0.5 million which consisted of a net gain related to adjustments to insurance recoveries from previous property damage at its restaurants of $0.2 million, loss on one sale-leaseback transaction of $0.4 million and a loss on disposal of assets of $0.3 million. In the nine months ended September 27, 2020, the Company recorded other income, net of $1.4 million, which consisted of gains related to insurance recoveries from property damage at four of its restaurants of $1.7 million, net gain on eleven sale-leaseback transactions of $0.2 million and a loss on disposal of assets of $0.5 million.
In the nine months ended September 29, 2019, the Company recorded other income of $1.8 million which consisted of a $1.9 million gain from a settlement with BKC for their approval of new restaurant development by other franchisees which unfavorably impacted the Company's restaurants, a $0.3 million gain on three sale-leaseback transactions, a $0.1 million gain related to an insurance recovery from a fire at one of its restaurants in the prior year, and a loss on a disposal of restaurant equipment of $0.6 million.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

15. Subsequent Events
The Company has commenced negotiations with BKC to potentially terminate its existing Area Development Agreement (see Note 11) and enter into a new development agreement that the Company anticipates will, among other items, reflect lower new development and remodeling requirements, eliminate the franchise fee prepayments previously required for 2020 through 2023, and terminate the ADA ROFR. There can be no assurance that the Company will terminate the existing Area Development Agreement and enter into a new development agreement, on such terms or at all.

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
Results from Operations—an analysis of our results of operations for the three and nine months ended September 27, 2020 compared to the three and nine months ended September 29, 2019 including a review of material items and known trends and uncertainties.
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
Company Overview
Carrols Restaurant Group, Inc. and its consolidated subsidiaries (collectively, "Carrols Restaurant Group", the "Company", “we”, “our” or “us”) is one of the largest restaurant companies in the United States and have been operating restaurants for more than 60 years. We are the largest Burger King® franchisee in the United States, based on number of restaurants. As of September 27, 2020 we operated, as franchisee, a total of 1,088 restaurants in 23 states under the trade names of Burger King® and Popeyes®. This included 1,023 Burger King restaurants in 23 Northeastern, Midwestern and Southeastern states and 65 Popeyes restaurants in seven Southeastern states as well as certain restaurants temporarily closed as a result of COVID-19.

    Any reference to “BKC” refers to Burger King Corporation and its indirect parent company, Restaurant Brands International Inc. (“RBI”). Any reference to “PLK” refers to Popeyes Louisiana Kitchen, Inc. and its indirect parent company, RBI.
The following is an overview of the key financial measures discussed in our results of operations:
•Restaurant sales consists of food and beverage sales at our restaurants, net of sales discounts and excluding sales tax collected. Restaurant sales are influenced by changes in comparable restaurant sales, menu price increases, new restaurant development, acquisitions of restaurants and closures of restaurants. Comparable restaurant sales reflect the change in year-over-year sales for a comparable restaurant base. Restaurants we acquire are included in comparable restaurant sales after they have been owned for 12 months and newly developed restaurants are included in comparable restaurant sales after they have been open for 15 months. Restaurants are excluded from comparable restaurant sales during extended periods of closure, which primarily occur due to restaurant remodeling activity. For comparative purposes, where applicable, the calculation of the changes in comparable restaurant sales is based either on a 53-week or 52-week year and compares against the 52-week prior period.
•Other revenue consists of fuel sales, food sales and sales of other convenience merchandise and services from the six convenience stores acquired as part of the Cambridge Acquisition (as defined in this MD&A). The six convenience stores were closed in the fourth quarter of 2019.
•Cost of sales consists of food, paper and beverage costs (including packaging costs) and delivery charges, less purchase discounts and vendor rebates. Cost of sales is generally influenced by changes in commodity costs, the mix of items sold, the level of promotional discounting, the effectiveness of our restaurant-level controls to manage food and paper costs, and the relative contribution of delivery sales. In 2019 cost of sales also included fuel costs for the six convenience stores acquired as part of the Cambridge Acquisition, which contributed lower margins relative to our restaurant cost of sales.
•Restaurant wages and related expenses include all restaurant management and hourly productive labor costs and related benefits, employer payroll taxes and restaurant-level bonuses. Payroll and related benefits are subject to inflation, including minimum wage increases and increased costs for health insurance, workers’ compensation insurance and federal and state unemployment insurance.
•Restaurant rent expense includes straight-lined lease costs and variable rent on our restaurant leases characterized as operating leases.
•Other restaurant operating expenses include all other restaurant-level operating costs, the major components of which are royalty expenses paid to BKC and PLK, utilities, repairs and maintenance, real estate taxes and credit card fees.
•Advertising expense includes advertising payments to BKC and PLK based on a percentage of sales as required under our franchise and operating agreements and additional marketing and promotional expenses in certain of our markets.
•General and administrative expenses are comprised primarily of salaries and expenses associated with corporate and administrative functions that support the development and operations of our restaurants, legal, auditing and other professional fees, acquisition costs and stock-based compensation expense.
•EBITDA, Adjusted EBITDA, Adjusted Restaurant-Level EBITDA and Adjusted Net Income (Loss). EBITDA, Adjusted EBITDA, Adjusted Restaurant-Level EBITDA and Adjusted Net Income (Loss) are non-GAAP financial measures. EBITDA represents net income (loss) before interest expense, income taxes, and depreciation and amortization. Adjusted EBITDA represents EBITDA adjusted to exclude impairment and other lease charges, acquisition costs, loss on extinguishment of debt, stock compensation expense, other income or expense, abandoned site development costs, pre-opening expenses and certain other non-recurring expenses. Adjusted Restaurant-Level EBITDA represents income (loss) from operations adjusted to exclude general and administrative expenses, depreciation and amortization, impairment and other lease charges and other income or expense. Adjusted Net Income (Loss) represents net income (loss) adjusted to exclude loss on extinguishment of debt, impairment and other lease charges, acquisition costs, pre-opening expenses, abandoned site development costs, other income and expense, certain other non-recurring expenses and the related income tax effect of these adjustments.
We are presenting Adjusted EBITDA, Adjusted Restaurant-Level EBITDA and Adjusted Net Income (Loss) because we believe that they provide a more meaningful comparison than EBITDA and net income of our core business operating results, as well as with those of other similar companies. Additionally, we present Adjusted Restaurant-Level EBITDA because it excludes the impact of general and administrative expenses and other income or expense, which are not directly related to restaurant-level operations. Management believes that Adjusted EBITDA and Adjusted Restaurant-Level EBITDA, when viewed with our results of operations in accordance with GAAP and the accompanying reconciliations on page 44, provide useful information about operating performance and period-over-period growth, and provide additional information that is useful for evaluating the operating performance of our core business without regard to potential distortions. Additionally, management believes that Adjusted EBITDA and Adjusted Restaurant-Level EBITDA permit investors to gain an understanding of the factors and trends affecting our ongoing cash earnings, from which capital investments are made and debt is serviced.
However, EBITDA, Adjusted EBITDA, Adjusted Restaurant-Level EBITDA and Adjusted Net Income (Loss) are not measures of financial performance or liquidity under GAAP and, accordingly, should not be considered as alternatives to net income, income from operations or cash flow from operating activities as indicators of operating performance or liquidity. Also, these measures may not be comparable to similarly titled captions of other companies. For the reconciliation between net income to EBITDA, Adjusted EBITDA and Adjusted Net Income (Loss) and the reconciliation of income from operations to Adjusted Restaurant-Level EBITDA, see page 44.
EBITDA, Adjusted EBITDA, Adjusted Restaurant-Level EBITDA and Adjusted Net Income (Loss) have important limitations as analytical tools. These limitations include the following:
•EBITDA, Adjusted EBITDA and Adjusted Restaurant-Level EBITDA do not reflect our capital expenditures, future requirements for capital expenditures or contractual commitments to purchase capital equipment;
•EBITDA, Adjusted EBITDA and Adjusted Restaurant-Level EBITDA do not reflect the interest expense or the cash requirements necessary to service principal or interest payments on our debt;
•Although depreciation and amortization are non-cash charges, the assets that we currently depreciate and amortize will likely have to be replaced in the future, and EBITDA, Adjusted EBITDA and Adjusted Restaurant-Level EBITDA do not reflect the cash required to fund such replacements; and
•EBITDA, Adjusted EBITDA, Adjusted Restaurant-Level EBITDA and Adjusted Net Income (Loss) do not reflect the effect of earnings or charges resulting from matters that our management does not consider to be indicative of our ongoing operations. However, some of these charges (such as impairment and other lease charges and acquisition costs) have recurred and may reoccur.
•Depreciation and amortization primarily includes the depreciation of fixed assets, including equipment, owned buildings and leasehold improvements utilized in our restaurants, the amortization of franchise rights from our acquisitions of restaurants and the amortization of franchise fees paid to BKC and PLK.
•Impairment and other lease charges are determined through our assessment of the recoverability of property and equipment and intangible assets by determining whether the carrying value of these assets can be recovered over their respective remaining lives through undiscounted future operating cash flows. A potential impairment charge is evaluated whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable. Lease charges are recorded for our obligations under the related leases for closed locations net of estimated sublease recoveries.
•Interest expense consists of interest expense associated with our $425.0 million Term Loan B borrowings, $75 million Term Loan B-1 borrowings, amortization of deferred financing costs, amortization of original issue discounts, interest on revolving credit borrowings and, through April 30, 2019, interest on the $275.0 million of 8% Senior Secured Second Lien Notes due 2022 (the "8% Notes") and unamortized bond premium.
Recent and Future Events Affecting our Results of Operations
Impact of the COVID-19 Pandemic
In response to the COVID-19 pandemic and the impact it has had on our business operations beginning in March 2020 and to the continuing uncertainty in the economy in general, we have taken several steps to adapt our business and strengthen and preserve our liquidity:
•The impact of the COVID-19 pandemic on restaurant sales at our Burger King restaurants began during the week ended March 15, 2020 and during the week ended March 29, 2020 comparable restaurant sales decreased 33.8% compared to the prior year week. Comparable restaurant sales declines at our Burger King restaurants began easing mid-April, and for the month of June the change in comparable restaurant sales was positive. For our Popeyes restaurants, the impact of the COVID-19 pandemic on restaurant sales started during the week ended March 22, 2020, and began easing mid-April.

•In March 2020, we closed the dining rooms in all our restaurants and modified operating hours in line with local ordinances and day-part sales trends. These closures were in effect for most of the second quarter of 2020, with each restaurant operating according to their respective local governmental guidelines as well as safety procedures developed by BKC and PLK. As individual states and local governments have allowed reopenings, we have continually evaluated the opportunity to re-open dining rooms. By the end of the third quarter, approximately 35% of dining rooms have reopened, however, in most cases, guests have continued to rely on our drive-thru, carry-out and delivery service modes. Restaurant sales in the third quarter of 2020 included less than 1% of eat-in traffic at our Burger King restaurants and less than 4% of eat-in traffic at our Popeyes restaurants.
•We launched delivery services in March of 2020 at approximately 800 of our restaurants and have added additional third-party delivery partners as well as restaurant coverage over the course of the year. For the third quarter of 2020, delivery comprised approximately 3% of total restaurant sales.
•We temporarily closed 46 restaurants in late March 2020 and early April 2020 that were geographically close to one of our other restaurants, and these closures were in effect for most of the second quarter of 2020. By the end of the third quarter of 2020, we had reopened 40 of the temporarily closed restaurants. Two of the restaurants will not reopen.
•As discussed below, we increased revolving credit borrowing capacity under our Revolving Credit Facility (as defined below) by $30.8 million to a total of $145.8 million and borrowed Incremental Term B-1 Loans (as defined below) for net proceeds of $71.3 million after original issue discount to increase our liquidity and protect against the uncertainty of a prolonged pandemic.
•We remain committed to active management of our expenditures and in the second quarter of 2020 limited spending mainly to necessary restaurant maintenance issues. For the full year, we continue to expect operating capital expenditures to be approximately $40 million, which includes net proceeds from sale-leaseback activity and excludes the purchase of an office building for $4.1 million.
•We reduced regional and corporate overhead by streamlining our regional management and support structure, improving our training process and instituted a 10% temporary reduction in all non-restaurant wages for the second quarter of 2020. Given our improved business trajectory, this reduction in wages was restored as of July 1, 2020.
•As allowed under the Coronavirus Aid, Relief and Economic Security Act, as amended (the "CARES Act"), we are deferring payment of the employer portion of Social Security taxes through the end of 2020. The amount of the cumulative deferral at the end of 2020 is currently estimated to be approximately $21 million, of which 50% is payable on each of December 31, 2021 and December 31, 2022. As of September 27, 2020, we have deferred $14.3 million of social security taxes, which is included in other long-term liabilities in the consolidated balance sheets.
•We negotiated with our landlords other than BKC to secure $5.8 million in deferral or abatement of 2020 cash rent obligations, of which $4.8 million was or is expected to be repaid over various periods beginning in the third quarter of 2020. We repaid $0.5 million related to these deferrals during the third quarter of 2020.
•During the second quarter of 2020, we optimized payment terms with our key vendors and suppliers and utilized deferral opportunities with our utility vendors. These reverted to normal payment terms in July of 2020. During the year, we have experienced a number of minor and/or temporary supply chain issues. All such issues have been resolved.
•We suspended any acquisition activity and share repurchases.
Throughout the course of this evolving COVID-19 outbreak, the Company has been adapting its business in order to continue operating safely. To support the health and safety of our employees, beginning in March 2020 we have mandated the use of masks, and contactless procedures in our restaurants, the use of sanitizers and requiring team members' temperatures be taken at the beginning of each shift. We also suspended all non-essential travel for our employees and implemented a work-from-home policy for all non-restaurant personnel effective through the second quarter of 2020. During the third quarter of 2020, administrative employees returned to the office on a voluntary basis in compliance with New York's phased re-opening.

Although the COVID-19 pandemic has negatively impacted the Company's customer traffic, the immediate actions taken to continue drive-thru and carry-out business operations and secure additional liquidity have minimized the financial impact on the Company's results of operations, financial condition and cash flows. In the third quarter of 2020, comparable restaurant sales were positive, with the decline in customer traffic more than offset by an increase in average check.
While significant uncertainty remains as to when or the manner in which the circumstances surrounding the COVID-19 pandemic will change, including but not limited to stock price volatility, lower customer traffic, governmental restrictions on restaurant businesses and the unpredictable economic environment, we have been nimble in adapting our operations to the realities of the marketplace and have seen the results of these efforts in the second and third quarters of 2020:
•We believe our restaurant performance has stabilized and remains resilient, which is driving both sales and profitability improvement;
•We are generating significant cash from operations that we believe will strengthen our balance sheet and enhance our liquidity position, and;
•Our capital expenditures are manageable, which we believe should enable us to continue generating positive free cash flow for the foreseeable future.
Cambridge Acquisition
On April 30, 2019, we completed the merger with New CFH, LLC, a former subsidiary of Cambridge Franchise Holdings, LLC ("Cambridge") and acquired 165 Burger King® restaurants, 55 Popeyes® restaurants and six convenience stores (the "Cambridge Acquisition"). Cambridge received a total of approximately 14.9 million shares of our common stock after conversion of all of the preferred stock initially issued to Cambridge in the Cambridge Acquisition. All shares of common stock issued to Cambridge are subject to a two year restriction on sale or transfer, subject to certain limited exceptions.
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
Carrols LLC agreed to open, build and operate a total of 200 new Burger King restaurants including 32 additional Burger King restaurants by September 30, 2020 (which has been extended by 90 days), 41 additional Burger King restaurants by September 30, 2021, 41 additional Burger King restaurants by September 30, 2022, 40 additional Burger King restaurants by September 30, 2023 and 39 additional Burger King restaurants by September 30, 2024, subject to and in accordance with the terms of the ADA. In addition, Carrols LLC agreed to remodel or upgrade a total of 748 Burger King restaurants to BKC’s Burger King of Tomorrow restaurant image, including 130 additional Burger King restaurants by September 30, 2020 (which has been extended by 90 days), 118 additional Burger King restaurants by September 30, 2021, 131 additional Burger King restaurants by September 30, 2022, 138 additional Burger King restaurants by September 30, 2023 and 141 additional Burger King restaurants by September 30, 2024, subject to and in accordance with the terms of the ADA. For 2020 and future periods, we have reduced our planned spending for new restaurant development and the remodeling of restaurants below the requirements in the ADA, and do not expect to meet the requirements for 2020.
BKC agreed to contribute $10 million to $12 million for upgrades of approximately 50 to 60 Burger King restaurants in 2019 and 2020, most of which had already been remodeled to the 20/20 image and where BKC is the landlord on the lease. We received $10.0 million from BKC in 2019 under this arrangement.
The ADA requires Carrols LLC to pay BKC pre-paid franchise fees in the following remaining amounts which will be applied to new Burger King restaurants opened and operated by Carrols LLC; (a) $350,000 on the commencement date of the Area Development Agreement, (b) $1,600,000 on October 1, 2019, (c) $2,050,000 on October 1, 2020, (d) $2,050,000 on October 1, 2021, (e) $2,000,000 on October 1, 2022 and (f) $1,950,000 on October 1, 2023. The Company did not make the payment of $2,050,000 on October 1, 2020 due to ongoing negotiations toward a new development agreement.
The continued assignment of the ADA ROFR is subject to suspension at the discretion of BKC in the event of non-compliance by Carrols LLC with the new restaurant development and restaurant remodel obligations and certain other terms in the ADA. As a result of the pandemic, beginning in March 2020 and through the third quarter we restricted capital expenditures to the most critical maintenance needs and completion of existing projects and do not expect to meet the development and remodel obligations of the ADA for 2020. In the event we do not meet our new restaurant development and/or restaurant remodel requirements in the ADA, BKC may elect to suspend the ADA ROFR. In the case of a suspension of the ADA ROFR by BKC, any benefits available to us from the ADA, including reduced royalty and advertising rates on new development and the assignment of the ADA ROFR, may be suspended until such time that we are in compliance with the terms of the ADA.
We have commenced negotiations with BKC to potentially terminate the ADA and enter into a new development agreement that we anticipate will, among other items, reflect lower new development and remodeling requirements, eliminate the franchise fee prepayments previously required for 2020 through 2023, and terminate the ADA ROFR. However, there can be no assurance that we will terminate the existing ADA and enter into a new development agreement on such terms or at all.
Through the Cambridge Acquisition, we have also assumed a development agreement for Popeyes®, which includes an assignment by PLK of its right of first refusal under its franchise agreements with its franchisees for acquisitions in two southern states, as well as a development commitment to open, build and operate approximately 80 new Popeyes® restaurants over six years.
Capital Expenditures
In light of the economic conditions resulting from the COVID-19 pandemic as discussed above, we are managing our levels of capital expenditures and delaying the start of new projects other than critical restaurant capital and maintenance needs. We estimate our capital expenditures in 2020 will be approximately $44 million, net of estimated sale-leaseback activity. We incurred $34.0 million of capital expenditures in the first nine months of 2020, inclusive of sale-leaseback proceeds, properties purchased for sale-leaseback, and insurance proceeds.
We opened six Burger King restaurants in the first nine months of 2020, none of which were in the third quarter of 2020. We expect to complete remodels of seven restaurants in 2020 and to begin to selectively seek build-to-suit opportunities with attractive investment return characteristics towards the end of 2020.
Restaurant Acquisitions
In 2019, we acquired 234 restaurants (including the Cambridge Acquisition) from other franchisees in the following transactions (in thousands, except number of restaurants):

Closing Date	Number of Restaurants		Purchase Price	Market Location
April 30, 2019	220	(1)	$259,083	Southeastern states, primarily TN, MS, LA
June 11, 2019	13		15,788	Baltimore, Maryland
August 20, 2019	1	(2)	1,108	Pennsylvania
	234		$275,979
(1)Represents 165 Burger King restaurants and 55 Popeyes restaurants.
(2)Acquisition resulted from the exercise of our ROFR.
The 2019 acquired restaurants included 14 fee-owned properties, of which six were subsequently sold in sale-leaseback transactions in 2019 for net proceeds of $8.3 million and two were subsequently sold in sale-leaseback transactions in 2020 for net proceeds of $3.4 million.

The pro forma impact on the results of operations from the 2019 acquired restaurants for the nine months ended September 29, 2019 is included below. The pro forma results of operations are not necessarily indicative of the results that would have occurred had the acquisitions been consummated at the beginning of the periods presented, nor are they necessarily indicative of any future consolidated operating results. This pro forma financial information does not give effect to any anticipated synergies, operating efficiencies or cost savings or any transaction costs related to the 2019 acquired restaurants.
The following table summarizes certain pro forma financial information related to our operating results for the nine months ended September 29, 2019 (in thousands):

Nine Months Ended
September 29, 2019
Total revenue	$1,167,461
Income from operations	$4,179
Adjusted EBITDA	$71,631
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
The Second Amendment also provides that beginning on the 180th day after the Second Amendment Effective Date and for so long as the Revolving Committed Amount is greater than $115.0 million, we shall pay to the Administrative Agent, for the ratable benefit of the Revolving Facility Lenders, a commitment fee (the "Ticking Fee") on the average daily amount of the Revolving Committed Amount at a rate per annum equal to (a) 0.125% for the 180th day after the Second Amendment Effective Date through and including the 269th day after the Second Amendment Effective Date, (b) 0.25% for the 270th day after the Second Amendment Effective Date through and including the 364th day after the Second Amendment Effective Date and (c) 1.00% for the 365th day after the Second Amendment Effective Date and thereafter. The Second Amendment provides that the Ticking Fee will be due and payable quarterly in arrears (calculated on a 360-day basis) on the last Business Day of each calendar quarter and will accrue from the 180th day after the Second Amendment Effective Date for so long as the Revolving Committed Amount is greater than $115.0 million. The Second Amendment also provides that we shall use the proceeds of an Extension of Credit which results in the sum of the aggregate principal amount of outstanding Revolving Loans plus the aggregate amount of LOC Obligations equaling an amount in excess of $115.0 million, solely for our ongoing operations and our subsidiaries and shall not be held as cash on the balance sheet. Pursuant to the Letter Agreement, (the "Letter Agreement") dated as of March 25, 2020 among the Company, Wells Fargo Securities, LLC, Wells Fargo Bank, National Association and Truist Bank, we agreed to defer rent payments totaling approximately $2.4 million per month under certain real property leases for the period between April 1, 2020 through and including June 30, 2020. We paid these amounts in full according to these terms on July 1, 2020.
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
As of September 27, 2020, there were no revolving credit borrowings outstanding and $9.7 million of letters of credit were issued under our Revolving Credit Facility. After reserving for issued letters of credit, $136.2 million was available for revolving credit borrowings under our Senior Credit Facilities at September 27, 2020.
Restaurant Closures
We evaluate the performance of our restaurants on an ongoing basis including an assessment of the current and future operating results of the restaurant in relation to its cash flow and future occupancy costs, and with regard to franchise agreement renewals, the cost of required capital improvements. We may elect to close restaurants based on these evaluations.
In 2019, excluding two restaurants relocated within their trade area, we closed eleven Burger King restaurants. In the first nine months of 2020, excluding one restaurant relocated within its trade area, we permanently closed eighteen Burger King restaurants and we currently anticipate closing an additional 16 to 18 Burger King restaurants in 2020, excluding any restaurants being relocated within their trade area.
In response to restaurant sales declines resulting from the COVID-19 pandemic, we temporarily closed 42 Burger King restaurants and four Popeyes Restaurants that were geographically close to one of our other restaurants in the last week of March 2020 and first week of April 2020. Due to restaurant sales improvements after the initial months of the pandemic, 36 of the Burger King restaurants that we temporarily closed were reopened and all four Popeyes restaurants that we temporarily closed were reopened by the end of the third quarter of 2020. Two of the restaurants will not be reopened and are included in the 2020 closures above.
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
Effect of Minimum Wage Increases
Certain of the states and municipalities in which we operate have increased their minimum wage rates for 2020 and in many cases have also approved additional increases for future periods. Most notably, New York State has increased the minimum wage applicable to our business to $13.75 an hour in 2020 from $12.75 per hour in 2019 and $11.75 per hour in 2018, with subsequent annual increases reaching $15.00 per hour by July 1, 2021. New York State does have an Urban Youth Credit through 2022 for which we have been receiving approximately $500,000 per year since 2016. We had 126 restaurants in New York State at September 27, 2020. As of such date, we also had one restaurant in Massachusetts that has annual minimum wage increases reaching $15.00 per hour in 2023, 10 restaurants in New Jersey that have annual minimum wage increases reaching $15.00 per hour in 2024, and 46 total restaurants in Illinois and Maryland that have annual minimum wage increases reaching $15.00 per hour in 2025. We typically attempt to offset the effects of wage inflation, at least in part, through periodic menu price increases. However, no assurance can be given that we will be able to offset these wage increases in the future.
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
During the year ended December 29, 2019, we repurchased in open market transactions 553,112 shares at an average share price of $7.26 for a total cost of $4.0 million under the Repurchase Program. There were no repurchases in the first nine months of 2020. We have no obligation to repurchase additional shares of stock under the Repurchase Program, and the timing, actual number and value of shares purchased will depend on our stock price, trading volume, general market and economic conditions and other factors. Due to the impact of the COVID-19 pandemic we have suspended any repurchases under the Repurchase Program.
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

Results of Operations
Three Months Ended September 27, 2020 Compared to Three Months Ended September 29, 2019
The following table highlights the key components of sales and the number of restaurants in operation for our third quarter ended September 27, 2020 (inclusive of restaurants that were temporarily closed due to COVID-19 at during the period) as compared to third quarter ended September 29, 2019:

	Three Months Ended
	September 27, 2020	September 29, 2019
Restaurant Sales	407,036	398,414
Burger King	385,412	379,212
Popeyes	21,624	19,202

Change in Comparable Restaurant Sales % (a)	1.0%	4.5%
Change in Comparable Burger King Restaurant Sales (a)	0.8%	4.5%
Change in Comparable Popeyes Restaurant Sales (a)	5.5%

Burger King Restaurants operating at beginning of period:	1,027	1,023
New restaurants opened, including relocations (b)	—	7
Restaurants acquired	—	1
Restaurants closed, including relocations (b)	(4)	(3)
Burger King Restaurants operating at end of period	1,023	1,028

Popeyes Restaurants operating at beginning of year	65	58
New restaurants opened	—	2
Restaurants acquired	—	—
Popeyes Restaurants operating at end of period	65	60
a.Restaurants we acquire are included in comparable restaurant sales after they have been operated by us for 12 months. Sales from restaurants we develop are included in comparable sales after they have been open for 15 months. The calculation of changes in comparable restaurant sales is based on the comparable 13-week period.
b.For the three months ended September 29, 2019, new restaurants opened included one restaurant relocated within its market area.

Restaurant Sales. Total restaurant sales in the third quarter of 2020 increased $8.6 million to $407.0 million from the third quarter of 2019. Our comparable restaurant sales increased 1.0% compared to the third quarter of 2019 due to an increase in average check of 15.4%, which was partially offset by a decrease in customer traffic of 12.5%. The change in average check included a 1.6% effective price increase compared to the third quarter of 2019. The decrease in traffic and increase in average check realized during the third quarter of 2020 represents changing consumer behavior as a result of the COVID-19 pandemic. Promotional sales discounts in the third quarter of 2020 were 24.0% of restaurant sales at our Burger King restaurants compared to 21.2% in the third quarter of 2019.

Operating Costs and Expenses (percentages stated as a percentage of total revenue). The following table sets forth, for the three months ended September 27, 2020 and September 29, 2019, selected operating results as a percentage of total revenue:

	Three Months Ended
	September 27, 2020	September 29, 2019
Costs and expenses (all restaurants):
Cost of sales	29.8%	30.1%
Restaurant wages and related expenses	31.0%	32.6%
Restaurant rent expense	7.5%	7.3%
Other restaurant operating expenses	14.9%	15.6%
Advertising expense	3.9%	4.0%
General and administrative	5.0%	5.3%
Cost of sales decreased to 29.8% in the third quarter of 2020 from 30.1% in the third quarter of 2019. This decrease reflected the positive impacts of improved operational efficiencies at our Burger King restaurants (1.0%), menu price increases taken since the end of the third quarter of 2019 at our Burger King restaurants (0.6%), and the inclusion of convenience stores in the prior year which had a higher cost of sales (0.6%). These positive impacts were offset by increased commodity costs at our Burger King restaurants (1.4%, including a 5.8% increase in ground beef prices compared to the third quarter of 2019), a decrease in rebates on purchases (0.4%) and the inclusion of delivery costs in 2020 (0.5%). Cost of sales during the quarter was also impacted by a favorable sales mix (0.8%), which was partially offset by the impact of increased promotions (0.7%). Cost of sales at our Popeyes restaurants improved approximately 270 basis points over last year due to improved operations at those restaurants (0.1%). The cost of sales impact in the prior year related to the convenience stores we closed in the fourth quarter of 2019 was $3.6 million, or 0.9% of revenue in the third quarter of 2019.
Restaurant wages and related expenses decreased to 31.0% in the third quarter of 2020 from 32.6% in the third quarter of 2019 due to labor adjustments we made during 2020 in response to the COVID-19 environment. We were able to adjust our labor requirements and hours based on operating day part sales trends and in response to dining room closures. The impact of hourly labor rate increases in the third quarter of 2020, inclusive of minimum wage increases, was 5.2% at our legacy restaurants when compared to the prior year period. This was more than offset through effective labor hour management in the third quarter of 2020.
Restaurant rent expense increased $1.2 million to 7.5% of revenue in the third quarter of 2020 from 7.3% in the third quarter of 2019 due to the sale-leaseback of 35 restaurant locations from the fourth quarter of 2019 through 2020 which either previously did not incur rent costs or resulted in higher rent on the property.
Other restaurant operating expenses decreased to 14.9% in the third quarter of 2020 from 15.6% in the third quarter of 2019 as a result of efficiencies realized from reduced dining room activity, primarily from lower repair and maintenance spending (0.5%) and utility costs (0.3%). Reduced levels of operating supply costs were offset by $0.9 million in expenses directly related to COVID-19, including face masks, thermometers, sneeze guards, and sanitizers.
Advertising expense decreased to 3.9% in the third quarter of 2020 from 4.0% in the third quarter of 2019 due to advertising incentives received for certain newly developed Burger King restaurants, including restaurants acquired from Cambridge in 2019.
Adjusted Restaurant-Level EBITDA. As a result of the factors discussed above, Adjusted Restaurant-Level EBITDA increased $9.8 million, or 22.7%, to $52.8 million in the third quarter of 2020, and as a percentage of total revenue, increased to 13.0% in the third quarter of 2020 from 10.7% in the third quarter of 2019. For a reconciliation between Adjusted Restaurant-Level EBITDA and income (loss) from operations see page 44.
General and Administrative Expenses. General and administrative expenses decreased $0.9 million in the third quarter of 2020 to $20.4 million, and, as a percentage of total revenue, decreased to 5.0% in the third quarter of

2020 from 5.3% in the third quarter of 2019. The $0.9 million decrease was driven by reduced overhead costs in 2020, including our reduction in regional and corporate overhead from streamlining our regional management structure, improvements to our training process, and reduced travel of $1.6 million. The full impact of these administrative cost reductions were offset in the quarter by $2.0 million higher administrative bonus accruals in 2020 as a result of favorable restaurant-level profitability in the period and 2019 including $2.1 million more of acquisition and integration costs.
Adjusted EBITDA. As a result of the factors above, Adjusted EBITDA increased to $34.1 million in the third quarter of 2020 from $25.7 million in the third quarter of 2019, and as a percentage of total revenue, increased to 8.4% in the third quarter of 2020 from 6.4% in the third quarter of 2019. For a reconciliation between net income (loss) and EBITDA and Adjusted EBITDA see page 44.
Depreciation and Amortization Expense. Depreciation and amortization expense decreased $1.6 million to $19.6 million in the third quarter of 2020 from $21.2 million in the third quarter of 2019. This decrease was driven by the impact in 2019 of remodeling and acquisition activity that did not recur in the third quarter of 2020.
Impairment and Other Lease Charges. Impairment and other lease charges were $2.0 million in the third quarter of 2020, consisting of $0.7 million related to initial impairment charges for four underperforming restaurants, capital expenditures of $0.2 million at previously impaired restaurants, and $1.0 million of other lease charges, primarily from the closure of three restaurants in the period.
During the third quarter of 2019, impairment and other lease charges were $0.5 million, consisting of $0.3 million for two underperforming restaurants and $0.2 million of other lease charges associated with the closure of one underperforming restaurant in the third quarter of 2019.
Other Expense (Income), net. Other expense, net in the third quarter of 2020 included a net gain related to adjustments to insurance recoveries from previous property damage at our restaurants of $0.2 million, loss on one sale-leaseback transaction of $0.4 million and a loss on disposal of assets of $0.3 million Other income, net for the three months ended September 29, 2019 included a loss on disposal of assets of $0.1 million and a gain on one sale-leaseback transaction of $0.1 million.
Loss on Extinguishment of Debt. We recognized a loss on extinguishment of debt of $7.4 million during the third quarter of 2019 in connection with the refinancing of our 8% Notes. The loss consisted of the write-off of unamortized debt costs, unamortized bond premium and additional redemption fees.
Interest Expense. Interest expense decreased to $6.6 million in the third quarter of 2020 from $7.6 million in the third quarter of 2019. Our weighted average interest rate for borrowings under the Senior Credit Facilities decreased to 4.4% in the third quarter of 2020 from 5.7% in the third quarter of 2019, as the variable rates on our borrowings decreased according to reduced LIBOR rates.
Provision (benefit) for Income Taxes. For the three months ended September 27, 2020 the provision for income taxes was derived using an estimated effective annual income tax rate for all of 2020 of 43.1%. The difference compared to the statutory rate for 2020 is attributable to the net effect of approximately $3.7 million in benefits of federal employment credits and other permanent tax adjustments which are not directly related to the amount of pre-tax loss recorded in a period. There were no discrete tax adjustments in the third quarter of 2020.
During the first quarter of 2020 we determined that a valuation allowance was needed for all of our net deferred income tax assets. As a result, the deferred tax expense that would have been incurred due to pretax income during the third quarter of 2020 was offset by a tax benefit of $0.1 million to reduce the valuation allowance as our net deferred tax assets decreased during the quarter.
The provision (benefit) for income taxes for the third quarter of 2019 was derived using an estimated effective annual income tax rate for all of 2019 of 31.5%, excluding any discrete tax adjustments. The difference compared to the statutory rate for 2019 is attributable to the net effect of approximately $3.0 million of non-deductible acquisition costs incurred during the year and the benefits of federal employment credits which are not directly related to the amount of pre-tax loss recorded in a period.

Net Income (Loss). As a result of the above, net income for the third quarter of 2020 was $3.5 million, or $0.06 per diluted share, compared to a net loss in the third quarter of 2019 of $6.8 million, or $0.15 per diluted share.
Nine Months Ended September 27, 2020 Compared to Nine Months Ended September 29, 2019
The following table highlights the key components of sales for the nine month period ended September 27, 2020 as compared to the nine month period ended September 29, 2019 :

	Nine Months Ended
	September 27, 2020	September 29, 2019
Restaurant Sales	1,126,972	1,054,877
Burger King	1,060,698	1,023,715
Popeyes	66,274	31,162

Change in Comparable Restaurant Sales % (a)	(3.1)%	2.3%
Change in Comparable Burger King Restaurant Sales (a)	(3.5)%	2.3%
Change in Comparable Popeyes Restaurant Sales (a)	10.1%

Burger King Restaurants operating at beginning of period:	1,036	849
New restaurants opened, including relocations (b)	6	13
Restaurants acquired	—	179
Restaurants closed, including relocations (b)	(19)	(13)
Burger King Restaurants operating at end of period	1,023	1,028

Popeyes Restaurants operating at beginning of year	65	—
New restaurants opened	—	5
Restaurants acquired	—	55
Popeyes Restaurants operating at end of period	65	60
a.Restaurants we acquire are included in comparable restaurant sales after they have been operated by us for 12 months. Sales from restaurants we develop are included in comparable sales after they have been open for 15 months. The calculation of changes in comparable restaurant sales is based on the comparable 39-week period.
b.For the first nine months of 2020, new restaurants opened includes one restaurant relocated within its market area and closed restaurants includes one restaurant closed as a result of relocation. For the first nine months of 2019, new restaurants opened includes two restaurants relocated within their market areas and closed restaurants includes one restaurant closed as a result of relocation.
Restaurant Sales. Total restaurant sales in the first nine months of 2020 increased 6.8% to $1,127 million from $1,055 million in the first nine months of 2019. Comparable restaurant sales decreased 3.1% in the first nine months of 2020 due to a decrease in customer traffic of 15.6% which was partially offset by an increase in average check of 14.8%. The effect in the first nine months of 2020 from menu price increases taken since the beginning of 2019 was approximately 2.0%. Restaurant sales were also impacted by the inclusion of nine months of activity in 2020 for the 220 restaurants acquired in the Cambridge Acquisition, while 2019 included five months of activity.

Operating Costs and Expenses (percentages stated as a percentage of total revenue unless otherwise noted). The following table sets forth, for the nine months ended September 27, 2020 and September 29, 2019, selected operating results as a percentage of total revenue:

	Nine Months Ended
	September 27, 2020	September 29, 2019
Costs and expenses (all restaurants):
Cost of sales	29.2%	29.5%
Restaurant wages and related expenses	32.2%	33.2%
Restaurant rent expense	7.9%	7.3%
Other restaurant operating expenses	15.3%	15.5%
Advertising expense	3.9%	4.0%
General and administrative	5.3%	5.8%
Cost of sales decreased to 29.2% in the first nine months of 2020 from 29.5% in the first nine months of 2019. This decrease reflected the positive impacts of improved operational efficiencies at our Burger King restaurants (0.8%), menu price increases taken since the end of the third quarter of 2019 at our Burger King restaurants (0.6%), and the inclusion of convenience stores in the prior year which had a higher cost of sales (0.4%). These positive impacts were offset by increased commodity costs at our Burger King restaurants (1.4%, including an 8.4% increase in ground beef prices compared to the first nine months of 2019), and the inclusion of delivery costs in 2020 (0.3%). Cost of sales at our Popeyes restaurants improved approximately 230 basis points over last year due to improved operations at those restaurants (0.1%). The cost of sales impact in the prior year related to the convenience stores we closed in the fourth quarter of 2019 of $6.0 million, or 0.6% of total revenue in the first nine months of 2019.
Restaurant wages and related expenses decreased to 32.2% in the first nine months of 2020 from 33.2% in the first nine months of 2020 due to labor adjustments we made during the second quarter of 2020 in response to the COVID-19 environment. We were able to adjust our labor requirements and hours based on operating day part sales trends and in response to dining room closures. The impact of hourly labor rate increases over the first nine months of 2020, inclusive of minimum wage increases, was 5.5% at our legacy restaurants when compared to the prior year period. This was more than offset through effective labor hour management in the first nine months of 2019.
Restaurant rent expense increased to 7.9% in the first nine months of 2020 from 7.3% in the first nine months of 2019 due to higher rent as a percentage of sales for the 220 Cambridge restaurants acquired in 2019 and the effect of lower sales volumes on fixed rental costs. Restaurant rent expense in the first nine months of 2020 was reduced for rent abatements recognized in the second quarter of $0.2 million.
Other restaurant operating expenses decreased to 15.3% in the first nine months of 2020 from 15.5% in the first nine months of 2019, reflecting lower repair and maintenance costs (0.3%), offset by an increase in operating supplies (0.1%), which included $2.3 million in COVID-19 expenses, including face masks, thermometers, sneeze guards, and sanitizers.
Advertising expense decreased to 3.9% in the first nine months of 2020 from 4.0% in the first nine months of 2019 due to advertising incentives received for certain remodeled Burger King restaurants, including restaurants acquired from Cambridge in 2019.
Adjusted Restaurant-Level EBITDA. As a result of the factors above, Adjusted Restaurant-Level EBITDA increased $16.5 million, or 14.6%, to $129.7 million in the first nine months of 2020, and, as a percentage of total revenue, increased to 11.5% for the first nine months of 2020 from 10.7% in the prior year period. For a reconciliation between Adjusted Restaurant-Level EBITDA and income (loss) from operations see page 44.
General and Administrative Expenses. General and administrative expenses decreased $1.9 million in the first nine months of 2020 to $59.8 million and, as a percentage of total revenue, decreased to 5.3% from 5.8% in the prior year period. The decrease in total general and administrative expenses in the first nine months of 2020 was due primarily to the prior year period including $6.6 million more of acquisition and integration costs, but was offset by

$1.6 million more of abandoned site development costs in 2020, an increase of $1.6 million in administrative bonus accruals in 2020 as a result of favorable restaurant-level profitability in the period, and a reduction in regional and corporate overhead in 2020 from streamlining our regional management structure, improvements to our training process, and reduced travel.
Adjusted EBITDA. As a result of the factors above, Adjusted EBITDA increased to $76.1 million in the first nine months of 2020 from $63.6 million in the first nine months of 2019. For a reconciliation between net income (loss) and EBITDA and Adjusted EBITDA see page 44.
Depreciation and Amortization Expense. Depreciation and amortization expense increased to $60.9 million in the first nine months of 2020 from $53.6 million in the first nine months of 2019 due primarily to our ongoing remodeling initiatives and our acquisition of restaurants in 2019.
Impairment and Other Lease Charges. Impairment and other lease charges were $7.8 million in the first nine months of 2020, which included $4.9 million of asset impairment charges at thirteen underperforming restaurants, $0.5 million of capital expenditures at previously impaired restaurants, and $2.4 million of other lease charges primarily due to 13 restaurants closed in the first nine months of 2020.
Impairment and other lease charges were $1.8 million in the first nine months of 2019, which included $1.1 million related to impairment charges for five underperforming restaurants, capital expenditures of $0.3 million at underperforming restaurants and $0.4 million of other lease charges primarily due to restaurant closures and changes in estimates during the first nine months of 2019.
Other Expense (Income), net. The first nine months of 2020 included gains related to insurance recoveries from property damage at four of its restaurants of $1.7 million, a net gain on 11 sale-leaseback transactions of $0.2 million and a loss on disposal of assets of $0.5 million.
The first nine months of 2019 included a $1.9 million gain related to a settlement with BKC for the approval of new restaurant development by other franchisees which unfavorably impacted our restaurants, a gain on three sale-leaseback transactions of $0.3 million, and a gain related to an insurance recovery from property damage at one of our restaurants of $0.1 million.
Loss on Extinguishment of Debt. We recognized a loss on extinguishment of debt of $7.4 million during the first nine months of 2019 in connection with the refinancing of our 8% Notes. The loss consisted of the write-off of unamortized debt costs, unamortized bond premium and additional redemption fees.
Interest Expense. Interest expense decreased to $20.2 million in the first nine months of 2020 from $20.4 million in the first nine months of 2019. The weighted average interest rate on borrowings under our Senior Credit Facilities decreased to 4.5% in the first nine months of 2020 from 6.4% in the first nine months of 2019, due primarily to the refinancing in the second quarter of 2019 which included the redemption of our 8% Senior Secured Second Lien Notes in exchange for lower variable rate term loans.
Provision (Benefit) for Income Taxes. The benefit for income taxes for the first nine months of 2020 was derived using an estimated effective annual income tax rate for all of 2020 of 43.1%, which excludes any discrete tax adjustments. The difference compared to the statutory rate for 2020 is attributable to the net effect of approximately $3.7 million in benefits of federal employment credits and other permanent tax adjustments which are not directly related to the amount of pre-tax loss recorded in a period. There were no discrete tax adjustments in the nine months ended September 27, 2020.
During the first quarter of 2020 we determined that a valuation allowance was needed for all of our net deferred income tax assets. As a result, the deferred tax benefit that would have been incurred due to the pretax loss during the nine months of 2020 was offset by tax expense of $0.3 million for the valuation allowance on our net deferred tax assets as of September 27, 2020.
The provision (benefit) for income taxes for the first nine months of 2019 was derived using an estimated effective annual income tax rate for all of 2019 of 31.5%, excluding any discrete tax adjustments. The difference compared to the statutory rate for 2019 is attributable to the net effect of approximately $3.0 million of non-

deductible acquisition costs incurred during the year and the benefits of federal employment credits which are not directly related to the amount of pre-tax loss recorded in a period. The income tax benefit for the first nine months of 2019 contains net discrete tax adjustments of $0.1 million of tax expense.
Net Loss. As a result of the above, net loss for first nine months of 2020 was $10.8 million, or $0.21 per diluted share, compared to a net loss in first nine months of 2019 of $22.0 million, or $0.54 per diluted share.
Reconciliations of net income (loss) to EBITDA, Adjusted EBITDA and Adjusted net income (loss), and Income (loss) from operations to Adjusted Restaurant-Level EBITDA, for the three and nine months ended September 27, 2020 and September 29, 2019 are as follows (in thousands, except for per share data):

	Three Months Ended		Nine Months Ended
Reconciliation of EBITDA and Adjusted EBITDA:	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Net income (loss)	$3,531	$(6,812)	$(10,836)	$(22,013)
Provision (benefit) for income taxes	48	(1,881)	(6,840)	(10,035)
Interest expense	6,649	7,578	20,159	20,425
Depreciation and amortization	19,620	21,200	60,947	53,613
EBITDA	29,848	20,085	63,430	41,990
Impairment and other lease charges	1,954	500	7,776	1,777
Acquisition and integration costs (1)	18	2,754	373	7,983
Abandoned development costs (2)	189	82	1,746	193
Pre-opening costs (3)	5	478	104	1,063
Litigation costs (4)	265	144	545	416
Other expense (income), net (5) (6)	515	(20)	(1,432)	(1,773)
Stock-based compensation expense	1,303	1,707	3,543	4,515
Loss on extinguishment of debt	—	—	—	7,443
Adjusted EBITDA	$34,097	$25,730	$76,085	$63,607

Reconciliation of Adjusted Restaurant-Level EBITDA:
Income (loss) from operations	$10,228	$(1,115)	$2,483	$(4,180)
Add:
General and administrative expenses	20,440	21,365	59,808	61,709
Acquisition and integration costs (1)	—	596	—	1,002
Pre-opening costs (3)	5	478	104	1,063
Depreciation and amortization	19,620	21,200	60,947	53,613
Impairment and other lease charges	1,954	500	7,776	1,777
Other expense (income), net (5) (6)	515	(20)	(1,432)	(1,773)
Adjusted Restaurant-Level EBITDA	$52,762	$43,004	$129,686	$113,211

Reconciliation of Adjusted Net Income (Loss):
Net income (loss)	$3,531	$(6,812)	$(10,836)	$(22,013)
Add:
Impairment and other lease charges	1,954	500	7,776	1,777
Acquisition and integration costs (1)	18	2,754	373	7,983
Abandoned development costs (2)	189	82	1,746	193
Pre-opening costs (3)	5	478	104	1,063
Litigation costs (4)	265	144	545	416
Other expense (income), net (5) (6)	515	(20)	(1,432)	(1,773)
Loss on extinguishment of debt	—	—	—	7,443
Income tax effect on above adjustments (7)	(737)	(985)	(2,279)	(4,178)
Adjusted Net Income (Loss)	$5,740	$(3,859)	$(4,003)	$(9,089)
Adjusted diluted net income (loss) per share (8)	$0.09	$(0.08)	$(0.08)	$(0.22)
Adjusted diluted weighted average common shares outstanding (in thousands of shares)	60,543	45,947	50,887	41,015
(1)Acquisition costs for the three and nine months ended September 27, 2020 and September 29, 2019 mostly includes legal and professional fees incurred in connection with restaurant acquisitions. Acquisition and integration costs for the three and nine months ended September 29, 2019 of $2.8 million and $8.0 million, respectively, include certain legal and professional fees incurred in connection with restaurant acquisitions and corporate payroll, and other costs related to the integration of the Cambridge Acquisition and one-time repair costs of $0.6 million which are included in Adjusted Restaurant-Level EBITDA.
(2)Abandoned development costs for the three and nine months ended September 27, 2020 and September 29, 2019 represents the write-off of capitalized costs due to the abandoned development of future restaurant locations.
(3)Pre-opening costs for the three and nine months ended September 27, 2020 and September 29, 2019 include training, labor and occupancy costs incurred during the construction of new restaurants.
(4)Litigation costs for the three and nine months ended September 27, 2020 and September 29, 2019 includes litigation expenses pertaining to an ongoing lawsuit with one of the Company's former vendors as well as other non-recurring professional service expenses.
(5)The three months ended September 27, 2020 included a net gain related to adjustments to insurance recoveries from previous property damage at restaurants of $0.2 million, a loss on one sale-leaseback transaction of $0.4 million and a loss on disposal of assets of $0.3 million. The nine months ended September 27, 2020 included gains related to insurance recoveries from property damage at four of its restaurants of $1.7 million, net gain on eleven sale-leaseback transactions of $0.2 million and a loss on disposal of assets of $0.5 million.
(6)The nine months ended September 29, 2019 included a $1.9 million gain related to a settlement with BKC for the approval of new restaurant development by other franchisees which unfavorably impacted our restaurants, a gain on three sale-leaseback transactions of $0.3 million, a gain related to an insurance recovery from property damage at one of our restaurants of $0.1 million, and a loss on a disposal of restaurant equipment of $0.6 million.
(7)The income tax effect related to the adjustments to Adjusted Net Income (Loss) during the periods presented was calculated using an incremental income tax rate of 25% for the three and nine months ended September 27, 2020 and September 29, 2019.
(8)Adjusted diluted net income (loss) per share is calculated based on Adjusted net income (loss) and the dilutive weighted average common shares outstanding for the respective periods, where applicable.
Liquidity and Capital Resources
As is common in the restaurant industry, we maintain relatively low levels of accounts receivable and inventories and receive trade credit based upon negotiated terms for purchasing food products and other supplies. As a result, we may at times maintain current liabilities in excess of current assets, which results in a working capital deficit. We are able to operate with a substantial working capital deficit because:
•restaurant operations are primarily conducted on a cash basis;

•rapid turnover results in a limited investment in inventories; and
•cash from sales is usually received before related liabilities for food, supplies and payroll become due.
Interest payments under our debt obligations, capital expenditures including our remodeling initiatives, payments of royalties and advertising to BKC and PLK and payments related to our lease obligations represent significant liquidity requirements for us, as well as any discretionary expenditures for the acquisition or development of additional Burger King and Popeyes restaurants.
In response to the COVID-19 pandemic and the impact it is having on restaurant sales beginning in March 2020 and to the economy in general, we took several steps in early 2020 to adapt our business and strengthen and preserve our liquidity during these uncertain times, as follows:
•Operationally, we temporarily closed 46 restaurants in late March 2020 and early April 2020 that were geographically close to one of our other restaurants, and these closures were in effect for most of the second quarter of 2020. Due to restaurant sales improvements after the initial months of the pandemic, we reopened 40 of the temporarily closed restaurants by the end of the third quarter of 2020. All of our other restaurants remained open during this period and have continued to serve all of our drive-thru and take-out customers, which comprised over 95% of our restaurant sales in the third quarter of 2020.
•We launched delivery services in March and April at a majority of our restaurants. We also modified our operating hours and appropriate levels of labor in line with local ordinances and based on day-part sales trends earlier in 2020, with most returning to normal operating hours by the end of the second quarter of 2020.
•As discussed above, we increased revolving credit borrowing capacity under our Revolving Credit Facility by $30.8 million to a total of $145.8 million. In the first quarter of 2020, we borrowed on our Revolving Credit Facility to protect against a prolonged pandemic coupled with financial market illiquidity. This was repaid in the second quarter of 2020 upon our borrowing of $75 million in Incremental Term B-1 Loans.
•We remain committed to keeping our expenditures in check and in the second quarter of 2020 limited spending mainly to necessary restaurant maintenance issues. For the full year, we continue to expect operating capital expenditures of approximately $40 million, which includes net proceeds from sale-leaseback activity and excludes the purchase of an office building for $4.1 million.
•We reduced regional and corporate overhead by streamlining our regional management and support structure, improving our training process and instituting a 10% temporary reduction in all non-restaurant wages for the second quarter of 2020. Given our improved business trajectory, this reduction in wages was restored as of July 1, 2020.
•As allowed under the CARES Act, we are deferring payment of the employer portion of Social Security taxes through the end of 2020. The amount of the cumulative deferral at the end of 2020 is currently estimated to be approximately $21 million, of which 50% is payable on each of December 31, 2021 and December 31, 2022. As of September 27, 2020, we have deferred $14.3 million of social security taxes.
•We negotiated with our landlords other than BKC to secure $5.8 million in deferral or abatement of 2020 cash rent obligations, of which $4.8 million was or is expected to be repaid over various periods beginning in the third quarter of 2020. We repaid $0.5 million related to these deferrals during the third quarter of 2020.
•During the second quarter of 2020, we optimized payment terms with our key vendors and suppliers and utilized deferral opportunities with our utility vendors. These reverted to normal payment terms in July of 2020. Additionally, during the year, we experienced a number of minor and/or temporary supply chain issues. All such issues have been resolved.
•We also have suspended any acquisition activity and share repurchases.
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
Operating Activities. Net cash provided by operating activities was $80.8 million in the first nine months of 2020 compared to net cash provided by operating activities of $35.0 million in the first nine months of 2019. The increase was due primarily to an increase of $21.4 million in EBITDA combined with an increase in cash provided by working capital components of $18.4 million.
Investing Activities. Net cash used for investing activities in the first nine months of 2020 and 2019 was $34.0 million and $221.8 million, respectively. In the first nine months of 2020, we purchased certain restaurant properties to be sold in sale-leaseback transactions for $13.4 million and completed sale-leaseback transactions of 11 restaurant properties for proceeds of $20.3 million. Investing activities in the first nine months of 2020 also included the receipt of insurance proceeds of $1.8 million for recoveries on property damage at four of our restaurants.
In the first nine months of 2019, investing activities included $131.5 million paid in connection with the Cambridge Acquisition and the separate acquisition of fourteen Burger King restaurants from other franchisees, net proceeds of $7.0 million from three sale-leaseback transaction and $0.1 million of proceeds from property damage at one of our restaurants.
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
The following table sets forth our capital expenditures for the periods presented (in thousands):

Nine Months Ended September 27, 2020
New restaurant development	$15,694
Restaurant remodeling	11,615
Other restaurant capital expenditures	8,798
Corporate and restaurant information systems	6,714
Total capital expenditures	$42,821
Nine Months Ended September 29, 2019
New restaurant development	$37,259
Restaurant remodeling	37,826
Other restaurant capital expenditures	15,643
Corporate and restaurant information systems	6,670
Total capital expenditures	$97,398
Financing Activities. Net cash provided by financing activities in the first nine months of 2020 was $18.1 million and included net proceeds from issuance of the Incremental Term B-1 Loans of $71.3 million after original issue discount, net revolving credit facility repayments of $45.8 million, and principal payments of $3.2 million on the Term Loan B Facility. We also incurred $2.8 million of costs associated with issuance of Incremental Term B-1 Loans and amendments of our Senior Credit Facilities and made principal payments on finance leases of $1.5 million.

Net cash provided by financing activities in the nine months of 2019 was $185.7 million and included $422.9 million in borrowings from the Term B Facility, net revolving credit borrowings of $59.5 million under the Revolving Credit Facility, redemption of the 8.0% Notes of $280.5 million, costs associated with the new Senior Credit Facilities of $11.5 million, principal payments on finance leases of $1.6 million, and $2.0 million in share repurchases.
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
The Senior Credit Facilities contain certain covenants, including without limitation, those limiting our and our subsidiaries' ability to, among other things, incur indebtedness, incur liens, sell or acquire assets or businesses, change the character of its business in all material respects, engage in transactions with related parties, make certain investments, make certain restricted payments or pay dividends. In addition, the Senior Credit Facilities require us to meet a First Lien Leverage Ratio (as defined in the Senior Credit Facilities). As there were no borrowings under the Revolving Credit Facility at September 27, 2020, no First Lien Leverage Ratio calculation was required. We were in compliance with the covenants under our Senior Credit Facilities at September 27, 2020.
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
At September 27, 2020, borrowings under the Senior Credit Facilities bore interest as follows:
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
The weighted average interest rate on borrowings under our Senior Credit Facilities was 4.4% and 4.5% for the three and nine months ended September 27, 2020, respectively, and 5.7% and 6.4% for the three and nine months ended September 29, 2019, respectively.
The Term Loan B and B-1 borrowings are due and payable in quarterly installments, which began on September 30, 2019. Amounts outstanding at September 27, 2020 are due and payable as follows:
(i) twenty-two quarterly installments of $1.3 million;
(ii) one final payment of $467.0 million on April 30, 2026.
As of September 27, 2020, there were no revolving credit borrowings outstanding and $9.7 million of letters of credit issued under the Revolving Credit Facility. After reserving for issued letters of credit, $136.2 million was available for revolving credit borrowings under the Senior Credit Facilities at September 27, 2020.
In March 2020, we entered into an interest rate swap agreement with our lenders to mitigate the risk of increases in the variable interest rate related to term loan borrowings under the Term Loan B Facility. The interest rate swap fixes the interest rate on 50% of the outstanding term loan borrowings under the Term Loan B Facility at 0.915% plus the applicable margin in its Senior Credit Facilities. The agreement matures on February 28, 2025 and has a notional amount of $220.0 million at September 27, 2020. The differences between the variable LIBOR rate and the interest rate swap rate of 0.915% are settled monthly. We made payments of $0.4 million to settle the interest rate swap during both the three and nine months ended September 27, 2020. The fair value of our interest rate swap agreement was a liability of $7.2 million as of September 27, 2020 and is included in long-term other liabilities in the accompanying consolidated balance sheets. Changes in the valuation of our interest rate swap were included as a component of other comprehensive income, and will be reclassified to earnings as the losses are realized. We expect to reclassify net losses totaling $1.7 million into earnings in the next twelve months.
Contractual Obligations
A table of our contractual obligations as of December 29, 2019 was included in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 29, 2019. There have been no significant changes to our contractual obligations during the three months ended September 27, 2020 other than a decrease in revolving credit borrowings under our Revolving Credit Facility in the first nine months of 2020 of $45.8 million and an increase in Term Loan B-1 borrowings of $75.0 million.
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
Forward Looking Statements
This Quarterly Report on Form 10-Q contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements that are predictive in nature or that depend upon or refer to future events or conditions are forward-looking statements. These statements are often identified by the words “may”, “might", “will”, “should”, “anticipate”, “believe”, “expect”, “intend”, “estimate”, “hope”, “plan” or similar expressions. In addition, expressions of our strategies, intentions or plans are also forward looking statements. These statements reflect management’s current views with respect to future events and are subject to risks and uncertainties, both known and unknown. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their date. There are important factors that could cause actual results to differ materially from those in forward-looking statements, many of which are beyond our control. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected or implied in the forward-looking statements. We have identified significant factors that could cause actual results to differ materially from those stated or implied in the forward-looking statements. We believe important factors that could cause actual results to differ materially from our expectations include the following, in addition to other risks and uncertainties discussed herein and in our Annual Report on Form 10-K for the period ended December 29, 2019:
•Negative publicity regarding food quality, illness, injury or other health concerns (such as the current COVID-19 pandemic);
•Effectiveness of the Burger King® and Popeyes® advertising programs and the overall success of the Burger King® and Popeyes® brands;
•Increases in food costs and other commodity costs;
•Competitive conditions, including pricing pressures, discounting, aggressive marketing and the potential impact of competitors’ new unit openings and promotions on sales of our restaurants;
•Our ability to integrate any restaurants we acquire;
•Regulatory factors;
•Environmental conditions and regulations;
•General economic conditions, particularly in the retail sector;
•Weather conditions;
•Fuel prices;
•Significant disruptions in service or supply by any of our suppliers or distributors;
•Changes in consumer perception of dietary health and food safety;
•Labor and employment benefit costs, including the effects of minimum wage increases, healthcare reform and changes in the Fair Labor Standards Act;
•The outcome of pending or future legal claims or proceedings;
•Our ability to manage our growth and successfully implement our business strategy;
•Our inability to service our indebtedness;
•Our borrowing costs and credit ratings, which may be influenced by the credit ratings of our competitors;
•The availability and terms of necessary or desirable financing or refinancing and other related risks and uncertainties; and
•Factors that affect the restaurant industry generally, including recalls if products become adulterated or misbranded, liability if our products cause injury, ingredient disclosure and labeling laws and regulations, reports of cases of food borne illnesses such as “mad cow” disease, and the possibility that consumers could lose confidence in the safety and quality of certain food products.

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes from the information presented in Item 7A included in our Annual Report on Form 10-K for the year ended December 29, 2019 with respect to our market risk sensitive instruments.
A 1% change in interest rates would have resulted in a $0.7 million and $2.5 million change to interest expense for the three and nine months ended September 27, 2020, respectively and a $1.2 million and $1.9 million change to interest expense for the three and nine months ended September 29, 2019, respectively.
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
Evaluation of Disclosure Controls and Procedures. We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 27, 2020.
Changes in Internal Control. During the three months ended September 27, 2020, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
All of our administrative employees and employees of our outsourcing partners and other service providers worked remotely beginning in March 2020 as our corporate office was closed in response to the COVID-19 outbreak. Although we have reopened the office on a volunteer basis, many employees continue to work remotely on a full or part-time basis. Despite the hybrid working environment, there were no material changes in our internal control over financial reporting as we were able to continue to maintain our existing controls and procedures over our financial reporting during the quarter ended September 27, 2020. We are continually monitoring and assessing the effect of the COVID-19 pandemic on our internal controls to minimize the impact on its design and operating effectiveness.

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
The United States and most other countries have experienced the widespread outbreak of the COVID-19 pandemic and in the past the Avian Flu or “SARS,” or H1N1. As we have experienced and are experiencing in the current COVID-19 environment:
• if a virus is transmitted by human contact, our employees or customers may become infected, or may choose, or be advised, to avoid gathering in public places, any of which may adversely affect our restaurant customer traffic and our ability to adequately staff our restaurants, receive deliveries on a timely basis or perform functions at the corporate level. These are all areas that have been impacted during the second quarter of 2020 and continue to be challenges in the near-term for our business. The COVID-19 pandemic has negatively impacted our customer traffic, and we've had to take immediate actions to shift focus to our drive-thru, carry-out and delivery service modes. We have also experienced significant staffing challenges, both as a result of employee exposure to COVID-19 as well as the hourly workforce being disincentivized by federal, state and local unemployment benefits and fearful of the workplace.
•We also may be adversely affected if jurisdictions in which we have restaurants impose or continue to impose mandatory closures, seek or continue to seek voluntary closures or impose or continue to impose restrictions on operations. Even if such measures are not implemented and a virus or other disease does not spread significantly, the perceived risk of infection or significant health risk may adversely affect our business. During the second quarter of 2020, we did see frequent changes to operating hours, as a result of shifting consumer behavior as well as public safety measures mandated by local jurisdictions. In March 2020, we closed the dining rooms in all our restaurants and modified operating hours in line with local ordinances and day-part sales trends. These closures were in effect for most of the second quarter of 2020, with each restaurant operating according to their respective local governmental guidelines as well as safety procedures developed by BKC and PLK. As individual states and local governments have allowed reopenings, we have continually evaluated the opportunity to re-open dining rooms. In most cases, consumers have not been eager to return to dining rooms, and restaurant sales in the third quarter of 2020 included approximately 1% of eat-in traffic.
•Lower customer traffic as experienced in the immediate onset of the COVID-19 pandemic in our markets may not provide enough revenue to cover the fixed operating costs of our restaurants. We temporarily closed 46 restaurants in late March 2020 and early April 2020 that were geographically close to one of our other restaurants, and these closures were in effect for most of the second quarter of 2020. Due to restaurat sales improvements after the initial months of the pandemic, we had reopened 40 of the temporarily closed restaurants and determined two of the restaurants will not reopen by the end of the third quarter of 2020. While most of these closures were temporary, our business remains sensitive to operating in environments with prolonged sales declines of the magnitude we saw in the first weeks of the pandemic.
•We will incur incremental costs for an indefinite period of time to provide safety to our guests and our employees in the form of masks, sanitizers and thermometers as well as additional labor to continuously sanitize our restaurants. Throughout the course of this evolving COVID-19 outbreak, we have been adapting our business in order continue operating safely. To support the health and safety of our employees and customers, we mandated the use of masks and contactless procedures in our restaurants, the use of sanitizers and also requiring team members' temperatures be taken at the beginning of each shift. During the three and nine months ended September 27, 2020, we incurred $0.9 million and $2.3 million, respectively, in expenses directly related to COVID-19 related supplies, including face masks, thermometers, sneeze guards, and sanitizers.
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
•Our financial performance depends on our continuing ability to offer fresh, quality food at competitive prices. A significant disruption in service or supply by our suppliers or distributors could create disruptions in the operations of our restaurants and adversely affect our business. During the second quarter of 2020, we were subject to a limited menu in some markets due to limited product available from one of our suppliers and in some instances, deliveries were delayed due to the conditions of the pandemic. A more significant disruption in service or supply by our suppliers or distributors due to the impact of COVID-19 on their business, whether from employees at these facilities contracting the COVID-19 virus, or their own business suffering due to their inability to operate in the COVID-19 economic environment, or their own financial instability, could have a material adverse effect on our business.
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
Security breaches of confidential credit card, consumer, personal employee and other material information as well as other threats to our technical systems may adversely affect our business.
Other restaurants and retailers have experienced security breaches in which confidential or material information has been compromised. The Company devotes significant resources to data encryption, network security and other measures to protect its systems and data, but these security measures cannot provide absolute security. We may become subject to lawsuits, fines or other proceedings for purportedly fraudulent transactions arising out of the actual or alleged theft of our guests’ credit or debit card or any other material information. Any such claim or proceeding, or any adverse publicity resulting from these allegations, may have a material adverse effect on us and our restaurants.
The Company’s business and reputation may be impacted by information technology system failures or network disruptions.
We rely on information systems across our operations for point-of-sale processing in our restaurants, collection of cash, procurement and payment to suppliers, payment of payroll, financial reporting and other processes and procedures. Our ability to efficiently manage our business depends significantly on the reliability and capacity of these systems. The Company may be subject to information technology system failures and network disruptions caused by natural disasters, accidents, pandemics, power disruptions, telecommunications failures, acts of terrorism or war, computer viruses, physical or electronic break-ins, ransomware or other events or disruptions. System redundancy may be ineffective or inadequate, and the Company’s disaster recovery planning may not be sufficient for all eventualities which may have a material adverse effect on our business. While the Company maintains dedicated insurance coverage that, subject to policy terms and conditions and subject to a deductible, is designed to address certain aspects of cyber risks, such insurance coverage may be insufficient to cover all losses or all types of claims that may arise in the continually evolving area of cyber risk.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information
None

Item 6. Exhibits
(a)The following exhibits are filed as part of this report.

Exhibit No.
10.1	Amendment to Carrols Restaurant Group, Inc. 2016 Stock Incentive Plan+
31.1	Chief Executive Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Carrols Restaurant Group, Inc.
31.2	Chief Financial Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Carrols Restaurant Group, Inc.
32.1	Chief Executive Officer’s Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Carrols Restaurant Group, Inc.
32.2	Chief Financial Officer’s Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Carrols Restaurant Group, Inc.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
+ compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARROLS RESTAURANT GROUP, INC.

Date: November 5, 2020	/s/ Daniel T. Accordino
(Signature)
Daniel T. Accordino Chief Executive Officer

Date: November 5, 2020	/s/ Anthony E. Hull
(Signature)
Anthony E. Hull Vice President, Chief Financial Officer and Treasurer