Form 10-K
period 2021-01-03
CARROLS RESTAURANT GROUP, INC.
filed 2021-03-11
CIK 809248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 3, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ____________
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of March 3, 2021, Carrols Restaurant Group, Inc. had 53,337,104 shares of its common stock, $.01 par value, outstanding. The aggregate market value of the voting and non-voting common stock held by non-affiliates as of July 1, 2020 of Carrols Restaurant Group, Inc. was $178,742,600.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for Carrols Restaurant Group, Inc's 2021 Annual Meeting of Stockholders, which is expected to be filed pursuant to Regulation 14A no later than 120 days after the conclusion of Carrols Restaurant Group, Inc.'s fiscal year ended
January 3, 2021, are incorporated by reference into Part III of this annual report.

CARROLS RESTAURANT GROUP, INC.
FORM 10-K
YEAR ENDED JANUARY 3, 2021

PART I—FINANCIAL INFORMATION
PART I
Throughout this Annual Report on Form 10-K we refer to Carrols Restaurant Group, Inc. as “Carrols Restaurant Group” and, together with its direct and indirect consolidated subsidiaries, as “we”, “our”, “us” and the "Company" unless otherwise indicated or the context otherwise requires. Carrols Restaurant Group, Inc. is a holding company and conducts all of our operations through our wholly-owned subsidiaries Carrols Corporation (“Carrols”) and Carrols' wholly-owned subsidiary, Carrols LLC, a Delaware limited liability company, and Carrols LLC's wholly-owned subsidiary Republic Foods, Inc., a Maryland corporation ("Republic Foods"), and effective on April 30, 2019, New CFH, LLC and its wholly-owned subsidiaries. New CFH LLC's material direct and indirect wholly-owned subsidiaries include Frayser Quality, LLC and Nashville Quality, LLC (together with New CFH LLC's immaterial subsidiaries, collectively, "New CFH"). Unless the context otherwise requires, Carrols Restaurant Group and its direct and indirect wholly-owned subsidiaries are collectively referred to as the “Company.” All intercompany transactions have been eliminated in consolidation.
We use a 52 or 53 week fiscal year ending on the Sunday closest to December 31. Our fiscal years ended January 1, 2017, December 31, 2017, December 30, 2018 and December 29, 2019 each contained 52 weeks. Our fiscal year ended January 3, 2021 contained 53 weeks.
At January 3, 2021 we operated, as franchisee, 1,009 Burger King® restaurants in 23 Northeastern, Midwestern, Southcentral and Southeastern states and 65 Popeyes® restaurants in seven Southeastern states.
In this Annual Report on Form 10-K, we refer to information, forecasts and statistics regarding the restaurant industry and to information, forecasts and statistics from Nation's Restaurant News, the U.S. Census Bureau and the U.S. Department of Agriculture. We operate our Burger King® restaurants under franchise agreements with Burger King Corporation ("BKC") and our Popeyes® restaurants under franchise agreements with Popeyes Louisiana Kitchen, Inc. ("PLK"). Any reference to "BKC" in this Annual Report on Form 10-K refers to Burger King Corporation and its parent company Restaurant Brands International, Inc., which is sometimes referred to as "RBI." Any reference to PLK refers to Popeyes Louisiana Kitchen, Inc. and its indirect parent company, RBI. Unless otherwise indicated, information regarding Burger King, BKC, Popeyes and PLK in this Annual Report on Form 10-K has been made publicly available by RBI.
This 2020 Annual Report on Form 10-K contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements that are predictive in nature or that depend upon or refer to future events or conditions are forward-looking statements. Words such as “may”, “might”, “will”, “should”, “anticipate”, “believe”, “expect”, “intend”, “estimate”, “hope”, “plan” or similar expressions are intended to identify such forward-looking statements. In addition, expressions of our strategies, intentions; plans or guidance are also forward-looking statements. These statements reflect management's best judgment based on current views with respect to future events and are subject to risks and uncertainties, both known and unknown. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their date. Actual results could differ materially from those stated or implied in these forward-looking statements as a result of a number of factors, included but not limited to, the factors discussed in Item 1A-Risk Factors. We believe important factors that could cause actual results to differ materially from our expectations include the following, in addition to other risks and uncertainties discussed herein:
•The impact of the COVID-19 pandemic;
•Effectiveness of the Burger King® and Popeyes® advertising programs and the overall success of the Burger King® brand;
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
•Our ability to service our indebtedness;
•Our borrowing costs and credit ratings, which may be influenced by the credit ratings of our competitors;
•The availability and terms of necessary or desirable financing or refinancing and other related risks and uncertainties;
•Factors that affect the restaurant industry generally, including recalls if products become adulterated or misbranded, liability if our products cause injury, ingredient disclosure and labeling laws and regulations, reports of cases of food borne illnesses such as “mad cow” disease, and the possibility that consumers could lose confidence in the safety and quality of certain food products as well as negative publicity regarding food quality, illness, injury or other health concerns; and
•Other factors discussed under Item 1A - "Risk Factors" and elsewhere herein.
ITEM 1. BUSINESS
Overview
Our Company
We are one of the largest restaurant companies in the United States and have been operating restaurants for more than 60 years. We are the largest Burger King® franchisee in the United States, based on number of restaurants, and have operated Burger King restaurants since 1976. As of January 3, 2021, we operated 1,009 Burger King® restaurants located in 23 Northeastern, Midwestern, Southcentral and Southeastern states and 65 Popeyes® restaurants in seven Southeastern states.
For a discussion of the impact of the COVID-19 pandemic on our business, please refer to "Management’s Discussion and Analysis of Financial Condition and Results of Operations".
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
According to RBI, as of December 31, 2020 there were a total of 18,625 Burger King restaurants, of which almost all were franchised and 7,081 were located in the United States. Burger King is the second largest quick service hamburger restaurant chain in the world (as measured by number of restaurants) and we believe that the Burger King brand is one of the world's most recognized consumer brands. Burger King restaurants have a distinctive image and are generally located in high-traffic areas throughout the United States. Burger King restaurants are designed to appeal to a broad spectrum of consumers, with multiple day-part meal segments targeted to different groups of consumers. We believe that the competitive attributes of Burger King restaurants include significant brand recognition, convenience of location, quality, speed of service and price.

We operate our restaurants under franchise agreements with BKC. Our Burger King restaurants are typically open seven days per week and generally have operating hours ranging from 6:00 am to midnight on Sunday to Wednesday and to 1:00AM on Thursday to Saturday. In response to the COVID-19 pandemic during 2020, we reduced operating hours at many of our Burger King restaurants, primarily breakfast and late night. By the end of 2020, we had restored operating hours at our Burger King restaurants with the exception of late night, where we are closing a few hours earlier than pre-pandemic operations due to decreased local demand.
Our existing restaurants consist of one of several building types with various seating capacities. Our typical freestanding restaurant contains approximately 2,600 square feet with seating capacity for 60 to 70 guests, has drive-thru service windows and adjacent parking areas. As of January 3, 2021, almost all of our restaurants were freestanding.
Popeyes. Popeyes Restaurants are quick-service restaurants offering primarily a limited menu of lunch and dinner products, and in certain restaurants breakfast products. Popeyes distinguishes itself with a unique “Louisiana” style menu that features a fried chicken sandwich, spicy chicken, chicken tenders, biscuits, fried shrimp and other seafood, red beans and rice and other quick-service menu items. According to RBI, as of December 31, 2020, there were 3,451 Popeyes restaurants worldwide and 2,608 Popeyes restaurants in the United States.
Our Popeyes restaurants are generally freestanding locations with approximately 2,500 to 3,200 square feet with seating capacity for 50 to 60 guests and a drive-thru. Our Popeyes restaurants are typically open seven days per week with operating hours of 10:00 am to 10:00 pm Sunday through Thursday and 10:00 am to 11:00 pm on Friday and Saturday. In response to the COVID-19 pandemic during 2020, we reduced operating hours at many of our Popeyes restaurants, primarily late night. By the end of 2020, we had restored operating hours at our Popeyes restaurants with the exception of a few locations where we are still closing a few hours earlier than pre-pandemic operations due to decreased local demand.
During 2019, we acquired 234 restaurants in three separate transactions. During 2018, we acquired a total of 44 restaurants from other franchisees in four separate transactions. During 2017, we acquired a total of 64 restaurants in three separate transactions.
For the fiscal year ended January 3, 2021, our restaurants generated total restaurant sales of $1,547.5 million, which included $28.4 million from the 53rd week in 2020 and was impacted by significant sales declines we experienced in March (-16.8%) and April (-21.7%) of 2020 during the onset of the COVID-19 pandemic. In fiscal 2020, comparable restaurant sales at our Burger King restaurants decreased 2.8% and at our Popeyes restaurants decreased 0.1%. Our average annual restaurant sales for all restaurants were approximately $1.4 million per restaurant in fiscal 2020.
2019 Cambridge Acquisition. On April 30, 2019, we completed a merger with New CFH, a former subsidiary of Cambridge Franchise Holdings, LLC ("Cambridge"), and acquired 165 Burger King® restaurants, 55 Popeyes® restaurants and six convenience stores (the "Cambridge Acquisition"). Cambridge received a total of approximately 14.9 million shares of our common stock, after the automatic conversion of 10,000 shares of Series C Convertible Preferred Stock that Cambridge initially received in the Cambridge Acquisition. All shares of common stock issued to Cambridge are subject to a two year restriction on sale or transfer subject to certain limited exceptions. As part of the transaction, Cambridge designated two Cambridge executives who joined the Company's Board of Directors upon completion of the Cambridge Acquisition.
Area Development Agreements. The Company, Carrols, Carrols LLC and BKC entered into a new Area Development Agreement (the "ADA") which commenced on April 30, 2019 and was to end on September 30, 2024 and which superseded the Operating Agreement dated as of May 30, 2012, as amended, between Carrols LLC and BKC. The ADA was amended and restated by all parties on January 4, 2021 (the "Amended ADA").
Under the ADA, Carrols LLC had agreed to open, build and operate a total of 200 new Burger King restaurants including 32 additional Burger King restaurants by September 30, 2020, 41 additional Burger King restaurants by September 30, 2021, 41 additional Burger King restaurants by September 30, 2022, 40 additional Burger King restaurants by September 30, 2023 and 39 additional Burger King restaurants by September 30, 2024, subject to and in accordance with the terms of the ADA. Carrols LLC had also agreed under the ADA to remodel or upgrade a total of 748 Burger King restaurants to BKC’s Burger King of Tomorrow restaurant image, including 130 additional Burger King restaurants by September 30, 2020, 118 additional Burger King restaurants by September

30, 2021, 131 additional Burger King restaurants by September 30, 2022, 138 additional Burger King restaurants by September 30, 2023 and 141 additional Burger King restaurants by September 30, 2024, subject to and in accordance with the terms of the ADA.
These development commitments were substantially reduced in the Amended ADA. Pursuant to the Amended ADA, Carrols LLC agreed to open, build and operate a total of 50 new Burger King restaurants, 80% of which must be in Kentucky, Tennessee and Indiana. This includes four Burger King restaurants by September 30, 2021, 10 additional Burger King restaurants by September 30, 2022, 12 additional Burger King restaurants by September 30, 2023, 12 additional Burger King restaurants by September 30, 2024 and 12 additional Burger King restaurants by September 30, 2025.
In addition, pursuant to the Amended ADA, BKC granted Carrols LLC franchise pre-approval to build new Burger King restaurants or acquire Burger King restaurants from Burger King franchisees with respect to 500 Burger King restaurants in the aggregate in (i) Kentucky, Tennessee and Indiana (excluding certain geographic areas in Indiana) and (ii) (a) 16 states, which include Arkansas, Indiana, Kentucky, Louisiana, Maine, Maryland, Michigan, Mississippi, North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina, Tennessee, Vermont and Virginia (subject to certain exceptions for certain limited geographic areas within certain states) and (b) any other geographic locations that Carrols LLC enters after the commencement date of the Amended ADA pursuant to BKC procedures subject to certain limitations.
Pursuant to the ADA and for a cost of $3.0 million, BKC had assigned to Carrols LLC the right of first refusal on the sale of franchisee-operated restaurants in 16 states and a limited number of counties in four additional states, and granted franchise pre-approval to acquire Burger King restaurants until the date that we have acquired more than an aggregate of an additional 500 Burger King restaurants excluding those restaurants we acquired in the Cambridge Acquisition ("ADA ROFR"). The ADA ROFR was terminated in connection with the Amended ADA and an impairment charge of $2.0 million for the unamortized value remaining from the payment for the ADA ROFR was recorded in 2020.
BKC agreed to contribute $10 million to $12 million for upgrades of approximately 50 to 60 Burger King restaurants in 2019 and 2020 where BKC is the landlord on the lease for such Burger King restaurants operated by Carrols LLC or an affiliate. Most of these restaurants had already been remodeled to the 20/20 image. We received $10.0 million from BKC under this arrangement in 2019.
On October 1 of each year following the commencement date of the ADA, Carrols LLC was required to pay BKC pre-paid franchise fees in the following amounts to be applied to new Burger King restaurants opened and operated by Carrols LLC: (a) $350,000 on the commencement date of the ADA, (b) $1,600,000 on October 1, 2019, (c) $2,050,000 on October 1, 2020, (d) $2,050,000 on October 1, 2021, (e) $2,000,000 on October 1, 2022 and (f) $1,950,000 on October 1, 2023. The Amended ADA eliminated the requirement for any prepayments due and payable on and after October 1, 2020, and the $0.6 million balance of prepaid franchise fees paid under the ADA that had not yet been applied to new restaurant development was forfeited.
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
Our Competitive Strengths
We believe we have the following competitive strengths:
Largest Burger King Franchisee in the United States. We are the largest Burger King franchisee in the United States based on number of restaurants, and believe we are well positioned to leverage the scale and marketing of one of the most recognized brands in the restaurant industry. We believe the geographic dispersion of our restaurants provides us with stability and enhanced growth opportunities in many of the markets in which we operate. We also believe that our large number of restaurants increases our ability to effectively manage the awareness of the Burger King brand in certain markets through our ability to influence local advertising and promotional activities.

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

Two Distinct Brands with Global Recognition, Innovative Marketing and New Product Development. As a Burger King franchisee, we benefit from, and rely on, BKC's extensive marketing, advertising and product development capabilities to drive sales and generate increased restaurant traffic. Over the years, BKC has launched innovative and creative multimedia advertising campaigns and products that highlight the relevance of the Burger King brand. BKC has also introduced promotions that leverage both value and premium menu offerings as well as providing a platform for new premium sandwich offerings. We believe these campaigns continue to positively impact the brand today as BKC focuses on offering a well-balanced value menu and premium sandwich promotional mix and remains committed to new product launches, including a new hand-breaded crispy chicken sandwich and limited time offers, both of which continue to show positive trends. BKC is also working with franchisees throughout the system to encourage the renovation and remodeling of restaurants to BKC's current image, which we believe will continue to increase customer traffic and restaurant sales. In 2020, BKC assisted with the Company’s launch of delivery options for our guests. BKC negotiated distribution and operational agreements with major delivery platform providers and introduced its own white label mobile application that allowed us to quickly provide this option to our guests. In 2021, BKC is launching a loyalty program for use by its franchisees that we believe will reduce coupon clutter and provide incentives for guests to visit our restaurants with greater frequency and during lower traffic periods.

With regard to the Popeyes brand, which is owned by PLK, a subsidiary of RBI, the successful development and launch of a new chicken sandwich in 2019 has not only driven higher sales but we believe has also attracted a new demographic of guests to the existing customer base which will enhance restaurant sales and new restaurant development opportunities.

Strategic Relationship with Burger King Corporation and RBI. We believe that the structure of the 2012 acquisition of 278 restaurants from BKC and the 2019 Cambridge Acquisition strengthened our well-established relationship with BKC and RBI and has further aligned our common interests to grow our business. In 2021, we intend to continue to expand our restaurant base over the long term by making selective acquisitions under our pre-approval rights. The consideration to BKC associated with the 2012 acquisition included a preferred stock equity interest in Carrols Restaurant Group, which is held by BKC Stockholders (as defined below) and convertible into approximately 15.0% of the outstanding shares of our common stock (after giving effect to such conversion). Since the 2012 acquisition, two of BKC's or RBI's senior executives have served on our Board of Directors. Christopher Finazzo, President of BKC, Americas and Matthew Dunnigan, Chief Financial Officer of Restaurant Brands International Inc., the indirect parent company of BKC, currently serve on our Board of Directors. Our restaurants represented approximately 14.2% of the Burger King locations in the United States as of January 3, 2021. We believe that the combination of our rights under the Amended ADA, RBI's equity interest and its board level representation will continue to reinforce the alignment of our common interests with BKC and Popeyes over the long term.

Experienced Burger King Management Team with a Proven Track Record. We believe that our senior management team's extensive experience in the restaurant industry and its long and successful history of developing, acquiring, integrating and operating quick-service restaurants provide us with a competitive advantage. Our management team has a successful history of integrating acquired restaurants, and over the past 20 years, we have significantly increased the number of Burger King restaurants we own and operate, largely through acquisitions. Our operations are overseen by our Chief Executive Officer, Dan Accordino, who has over 45 years of Burger King and quick-service restaurant experience, and our new Chief Operating Officer, Carl Hauch, who joined us in February of 2021 and has over 20 years of experience in restaurant and retail operations, most recently in the Wendy's system. Additionally, we have two Burger King Divisional Vice Presidents and 13 Regional Directors that collectively have an average of 22 years of Burger King restaurant experience. Our 148 Burger King district managers, who have an average tenure of over 16 years in the Burger King system, support the Regional Directors. Our operations management is further supported by our infrastructure of financial, information systems, real estate, human resources and legal professionals.

Multiple Growth Levers. We believe our historical track record of acquiring and integrating restaurants and our long-term strategy to remodel, upgrade and open new restaurants provide multiple avenues to grow our business. With more than 60 years of restaurant operating experience, we have successfully grown our business through acquisitions and integrated the restaurants we acquired. We have experienced increases in comparable restaurant sales, increased restaurant-level profitability and improved operating metrics at the restaurants we have acquired in the last five years.
Our Business Strategies
Our primary business strategies are as follows:
Selectively Acquire and Develop Additional Burger King and Popeyes Restaurants. After enduring the challenges 2020 brought to our industry as a result of the COVID-19 pandemic, we have substantially improved our liquidity position, we have reduced our near-term capital expenditure requirements and we continue to deleverage. As a result, we believe we have the flexibility to grow our business organically and through acquisitions in a manner that will optimize our growth potential while generating consistent and enhanced free cash flow and keeping our leverage in check.
As of January 3, 2021, we operated 1,009 Burger King restaurants, making us the largest Burger King franchisee in the United States, and 65 Popeyes® restaurants. Under our Amended ADA with BKC, we are pre-approved to acquire up to 500 Burger King restaurants in territories where we currently operate and have agreed to build 50 new restaurants over the next five years. Due to the number of restaurants and franchisees in the Burger King system and our historical success in acquiring and integrating restaurants, we believe that there is considerable opportunity for future growth through acquisitions. There are more than 2,000 Burger King restaurants we do not own in states in which we have pre-approval rights. Furthermore, we believe there are additional Burger King restaurants in states beyond our territories that could be attractive acquisition candidates, subject to BKC's approval.
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
Improve Profitability of Restaurants We Acquire by Leveraging Our Existing Infrastructure and Best-Practices. For acquired restaurants, we believe we can realize benefits from economies of scale, including leveraging our existing infrastructure across a larger number of restaurants. Additionally, we believe that our skilled management team, sophisticated information technology, operating systems and training and development programs support our ability to enhance operating margins at these restaurants. We have demonstrated our ability to increase the profitability of acquired restaurants and we believe that, over time, we will improve profitability and operational efficiency at the restaurants we have acquired and may acquire in the future.
Increase Restaurant Sales and Customer Traffic. BKC has identified and implemented a number of strategies to increase brand awareness, increase market share, improve overall operations and drive sales. These strategies are central to our strategic objectives to deliver profitable growth.
•Products. The strength of the BKC menu has been built on a distinct flame-grilled cooking platform to make better tasting hamburgers. We believe that BKC intends to continue to optimize the menu by focusing on core products, such as the flagship Whopper® sandwich, while maintaining a balance between value promotions and premium limited time offerings to drive sales and traffic. Recent product innovation has included the new hand-breaded Chicken Sandwich and the Impossible Whopper, a vegetable based product that has attracted new customers. The new hand-breaded Chicken Sandwich is one of the largest anticipated product introductions to our menu. In addition, BKC has implemented a multi-tier balanced marketing approach with value and premium offerings, pairing value promotions with premium sandwich offerings. Promotional initiatives in 2020 included the 2 for $6 Mix and Match, the 2 for $5 Mix and Match, and the 2 for $4 and 2 for $5 Biscuit/Croissan'wich. In 2021, we are looking forward to a new Value Menu featuring the $1.00 Bacon Cheeseburger as well as the Sourdough platform which includes the Sourdough KING and a new Sourdough Breakfast Sandwich. BKC intends to accelerate the breakfast daypart with a new French Toast Sandwich. In 2021, BKC also intends to introduce a new loyalty program entitled “Royal Perks” to entice guests to visit more often and receive personalized offers. These new platforms in addition to recent quality improvements support BKC's strategy to appeal to a broader consumer base and to increase restaurant sales.
•Image. We believe that re-imaged restaurants increase curb appeal and result in increased restaurant sales. BKC's current restaurant image features a fresh, sleek, eye-catching design which incorporates easy-to-navigate digital menu boards in the dining room, streamlined merchandising at the drive-thru and flat screen televisions in the dining area. We believe that restaurant remodeling has improved our guests' dining experience and increased customer traffic. We believe the customer experience will be further enhanced from the upgrades to the Burger King of Tomorrow image that include a double drive-thru (where applicable), certain modifications to the exterior image and the installation of exterior digital menu boards.
•Advertising and Promotion. We believe that we will benefit from BKC's advertising support of its menu items, product enhancement and re-imaging initiatives. BKC has established a data driven marketing process which has focused on driving restaurant sales and traffic, while targeting a broad consumer base with inclusive messaging. This strategy uses multiple touch points to advertise our products, including digital advertising, social media and mobile display, in addition to traditional television advertising and streaming audio. BKC has a food-centric marketing strategy which focuses consumers on the food offerings, the core asset, and balances value promotions and premium limited time offerings to drive profitable restaurant sales and traffic.
•Operations. We believe that improving restaurant operations and enhancing the customer experience are key components to increasing the profitability of our restaurants. We believe we will benefit from BKC's ongoing initiatives to improve food quality, simplify restaurant level execution, reduce restaurant labor costs and monitor operational performance, all of which are designed to improve the customer experience and increase customer traffic. In 2020, BKC implemented delivery services with major delivery providers as well as through its own mobile app. By the end of 2020, we were providing fully integrated delivery services at approximately 890 of our Burger King restaurants, based on the geographic availability of delivery services.

Restaurant Economics
Selected restaurant operating data for our restaurants is as follows:

	Year Ended
	December 30, 2018	December 29, 2019	January 3, 2021
Average annual sales per restaurant (1)	$1,449,047	$1,454,654	$1,435,531
Average sales transaction	$7.37	$7.62	$8.63
Drive-through sales as a percentage of total sales	68.4%	68.2%	86.1%
Day-part sales percentages:
Breakfast	13.5%	13.0%	11.5%
Lunch	31.9%	31.7%	32.6%
Dinner	20.9%	21.5%	22.6%
Afternoon	19.9%	20.1%	22.0%
Late night	13.8%	13.7%	11.3%

(1)Average annual sales per restaurant are derived by dividing restaurant sales by the average number of restaurants operating during the period on a 52-week basis for the years ended December 30, 2018 and December 29, 2019 or 53-week basis for the year ended January 3, 2021.
Restaurant Capital Costs
The initial cost of the franchise fee, equipment, seating, signage and other interior costs of a standard new Burger King and Popeyes restaurant currently is approximately $500,000 (which excludes the cost of land, the building and site improvements). In the markets in which we operate, the cost of land generally ranges from $500,000 to $1,200,000 for Burger King restaurants and $500,000 to $1,000,000 for Popeyes restaurants and the cost of building and site improvements generally ranges from $1,000,000 to $1,800,000 for both Burger King and Popeyes restaurants.
With respect to the development of freestanding restaurants, if we acquire land and construct the building, we typically seek to thereafter enter into an arrangement to sell and leaseback the land and building under a long-term lease. Historically, we have been able to acquire and finance many of our locations under such leasing arrangements. Where we are unable to purchase the underlying land, we enter into a long-term lease for the land followed by construction of the building using cash generated from our operations or with borrowings under our Senior Credit Facilities (as defined below).
The cost of securing real estate and developing and equipping new restaurants can vary significantly and depends on a number of factors, including local economic conditions and the characteristics of a particular site. Accordingly, the cost of opening new restaurants in the future may differ substantially from the historical cost of restaurants previously opened and the estimated costs above.
BKC's current image restaurant design draws inspiration from its signature flame-grilled cooking process and incorporates a variety of innovative elements to a backdrop that evokes the warm and welcoming look of the outdoors including corrugated metal, brick, wood and concrete. The cost of remodeling a restaurant to the BKC current image varies depending upon the age and condition of the restaurant and the amount of new equipment needed and can range from $600,000 to $1,400,000 per restaurant with an average cost of approximately $1.1 million per restaurant in 2020. The total cost of a remodel has increased over time due to construction cost increases, the addition of a second drive-thru lane at certain locations and the replacement of certain kitchen equipment at the time of the remodel which is incremental to the cost to upgrade to the BKC current image design. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent and Future Events Affecting our Results of Operations".

Site Selection
We believe that the location of our restaurants is a critical component of each restaurant's success. We evaluate potential new sites on many critical criteria including accessibility, visibility, costs, surrounding traffic patterns, competition and demographic characteristics. Our senior management approves the viability of all acquisition prospects and new sites, based upon analyses prepared by our real estate, financial and operations professionals and our return on investment requirements.
Seasonality
Our business is moderately seasonal due to regional weather conditions. Due to the location of our restaurants, sales are generally higher during the summer months than during the winter months.

Restaurant Locations
The following table details the locations of our 1,009 Burger King restaurants as of January 3, 2021:

State	Total Restaurants
Alabama	6
Arkansas	9
Georgia	2
Illinois	16
Indiana	92
Kentucky	41
Louisiana	17
Maine	15
Maryland	29
Massachusetts	1
Michigan	51
Mississippi	33
Missouri	1
New Jersey	10
New York	125
North Carolina	157
Ohio	116
Pennsylvania	61
South Carolina	42
Tennessee	109
Vermont	6
Virginia	66
West Virginia	4
Total	1,009

The following table details the locations of our 65 Popeyes restaurants as of January 3, 2021:

State	Total Restaurants
Arkansas	2
Indiana	3
Kentucky	3
Louisiana	5
Mississippi	33
Tennessee	18
Virginia	1
Total	65

Operations
Management Structure
We conduct substantially all of our executive management, finance, marketing and operations support functions from our corporate headquarters in Syracuse, New York. Carrols Restaurant Group is led by our Chief Executive Officer and President, Daniel T. Accordino, who has over 45 years of Burger King and quick-service restaurant experience at our company.

Operations for our Burger King restaurants are overseen by our new Chief Operating Officer, Carl Hauch, who joined us in February of 2021 and has over 20 years of experience in restaurant and retail operations, most recently in the Wendy's system, as well as two Division Vice Presidents and 13 Regional Directors that have an average of 22 years of Burger King restaurant experience. Our 148 district managers support the Regional Directors in the management of our Burger King restaurants. Operations for our Popeyes restaurants are overseen by two Regional Directors and nine district managers.
A district manager is responsible for the direct oversight of the day-to-day operations of an average of approximately seven to eight restaurants. Typically, district managers have previously served as restaurant managers at one of our restaurants. Regional directors, district managers and restaurant managers are compensated with a fixed salary plus an incentive bonus based upon the performance of the restaurants under their supervision, and for our regional directors and district managers, the combined performance of all of our restaurants. Most often, our restaurants are staffed with hourly employees who are supervised by a salaried general manager and one to three assistant managers.
Management Information Systems
Our management information systems provide us with the ability to efficiently and effectively manage our restaurants and to ensure the consistent application of operating controls at our restaurants. Our size affords us the ability to maintain an in-house staff of information technology and restaurant systems professionals dedicated to continuously enhancing our systems. In addition, these capabilities allow us to quickly integrate restaurants that we acquire and achieve greater economies of scale and operating efficiencies.
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
Our restaurant systems provide daily tracking and reporting of traffic counts, menu item sales, labor and food data including costs and inventories, and other key operating metrics for each restaurant. We communicate electronically with our restaurants on a continuous basis via a high-speed data network, which enables us to collect this information for use in our corporate management systems in near real-time. Our corporate headquarters manages systems that support all of our accounting, operating and reporting systems. We also operate a 24-hour, seven-day help desk at our corporate headquarters that enables us to provide systems and operational support to our restaurant operations as required. Among other things, our restaurant information systems provide us with the ability to:
•monitor labor utilization and sales trends on a real-time basis at each restaurant, enabling the restaurant manager to effectively manage to our established labor standards on a timely basis;
•reduce inventory shrinkage using restaurant-level inventory management systems and daily reporting of inventory variances;
•analyze sales and product mix data to help restaurant managers forecast production levels throughout the day;
•monitor day-part drive-thru speed of service at each of our restaurants;
•allow the restaurant manager to produce day-part labor schedules based on the restaurant's historical sales patterns;
•systematically communicate human resource and payroll data to our administrative offices for efficient centralized management of labor costs and payroll processing;
•allow customers to place mobile and third-party delivery orders that integrate directly with the point-of-sale system;
•employ centralized control over pricing, menu and inventory management activities at the restaurant utilizing the remote management capabilities of our systems;

•take advantage of electronic commerce including the ability to place orders with suppliers and to integrate detailed invoice, receiving and product data with our inventory and accounting systems;
•provide analyses, reporting and tools to enable all levels of management to review a wide-range of financial, product mix and operational data; and
•systematically analyze and report on detailed transactional data to help detect and identify potential theft.
Critical information from our systems is available in near real-time to our restaurant managers, who are expected to react quickly to trends or situations in their restaurants. Our district managers also receive near real-time information for their respective restaurants and have access to key operating data on a remote basis using our corporate intranet-based reporting. Management personnel at all levels, from the restaurant manager through senior management, utilize and monitor key restaurant performance indicators that are also included in our restaurant-level incentive bonus plans.
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
These franchise agreements with BKC and PLK generally provide for an initial term of 20 years and currently have an initial franchise fee of $50,000. In the event that we terminate a franchise agreement and close the related BKC restaurant prior to the expiration of its term, we generally are required to pay BKC an amount based on the net present value of the royalty stream that would have been realized by BKC had such franchise agreement not been terminated. With BKC's and PLK's respective approval, we can elect to extend franchise agreements for additional 20 year terms, provided that the restaurant meets the current restaurant image standard and we are not in default under terms of the franchise agreement. The franchise agreement fee for subsequent renewals for our Burger King and Popeyes restaurants is currently $50,000. BKC or PLK may terminate any of the franchise agreements if an act of default is committed by us under these agreements and such default is not cured. Defaults under the franchise agreements for our Burger King and Popeyes restaurants include, among other things, our failure to operate such restaurant in accordance with the operating standards and specifications established by BKC or PLK (including failure to use equipment, uniforms or decor approved by the respective franchisor), our failure to sell products approved or designated by BKC or PLK, our failure to pay royalties or advertising and sales promotion contributions as required, our unauthorized sale, transfer or assignment of such franchise agreement or the related restaurant, certain events of bankruptcy or insolvency with respect to us, conduct by us or our employees that has a harmful effect on the Burger King or Popeyes restaurant system, conviction of us or our executive officers for certain indictable offenses, our failure to maintain a responsible credit rating or our acquisition of an interest in any other hamburger restaurant business. At January 3, 2021, we were not in default under any of our franchise agreements with BKC or PLK.
In order to obtain a successor franchise agreement with BKC and PLK, a franchisee is typically required to make capital improvements to the restaurant to bring it up to BKC's or PLK's current image standards. The cost of these improvements may vary widely depending upon the magnitude of the required changes and the degree to which we have made interim improvements to the restaurant. At January 3, 2021, we had 12 Burger King franchise agreements due to expire in 2021, 14 Burger King franchise agreements due to expire in 2022 and 3 Burger King franchise agreements due to expire in 2023, as well as 32 that expired prior to the end of 2020. At January 3, 2021 we had two Popeyes franchise agreements set to expire in 2021, four Popeyes franchise agreements set to expire in 2022 and one Popeyes franchise agreement set to expire in 2023, as well as six Popeyes franchise agreements that expired prior to the end of 2020.
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
In recent years, the historical costs of improving our Burger King restaurants in connection with franchise renewals generally have ranged from $400,000 to $800,000 per restaurant. The average cost of our remodels in 2020 was approximately $1.1 million per restaurant. The cost of remodels can vary depending upon the age and condition of the restaurant and the amount of new equipment needed. The cost of capital improvements made in connection with future franchise agreement renewals may differ substantially from past franchise renewals depending on the current image requirements established from time to time by BKC or PLK.
We evaluate the performance of our Burger King and Popeyes restaurants on an ongoing basis. With respect to franchise renewals, such evaluation depends on many factors, including our assessment of the anticipated future operating results of the subject restaurants and the cost of required capital improvements that we would need to commit for such restaurants. If we determine that a Burger King or Popeyes restaurant is under-performing, or that we do not anticipate an adequate return on the capital investment required to renew the franchise agreement, we may elect to close such restaurant. We may also relocate (offset) a restaurant within its trade area and build a new Burger King or Popeyes restaurant as part of the franchise renewal process. In 2020, we closed 34 Burger King restaurants, including one offset location. We currently expect to close less than five Burger King restaurants in 2021, excluding any relocations of existing restaurants. Our determination to close these restaurants is subject to further evaluation and may change. We may also elect to close additional restaurants in the future.
In addition to the initial franchise fee, we generally pay BKC and PLK a monthly royalty. The royalty rate for new Burger King restaurants and for successor franchise agreements is 4.5% of sales. The royalty rate for new Popeyes restaurants and for successor franchise agreements is 5.0% of sales. Royalty payments for restaurants acquired from other franchisees are based on the terms of existing franchise agreements being acquired, and may be less than 4.5%. Burger King royalties, as a percentage of restaurant sales, were 4.3% in 2020, 2019 and 2018, respectively. We anticipate our Burger King and Popeyes royalties, as a percentage of restaurant sales, will be approximately 4.4% in 2021 as a result of the terms outlined above. Newly constructed Burger King restaurants developed pursuant to the ADA as well as the Amended ADA received and will receive a 1% royalty rate reduction for a four year period and certain remodeled restaurants under the ADA generally received and will receive a 0.75% royalty rate reduction for a five year period.
We also generally contribute 4% of restaurant sales from our Burger King and Popeyes restaurants to fund BKC's and PLK's national and regional advertising. Pursuant to the ADA and Amended ADA, newly constructed Burger King restaurants will receive a 3% advertising contribution reduction for four years and certain remodeled restaurants, excluding upgrades, will receive a 0.75% advertising contribution reduction for a five year period. BKC and PLK engage in substantial national and regional advertising and promotional activities and other efforts to maintain and enhance both brands. From time to time we supplement BKC's marketing with our own local advertising and promotional campaigns. See “Advertising, Products and Promotion” below.
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
Advertising, Products and Promotion
BKC's marketing strategy is characterized by its HAVE IT YOUR WAY® service, TASTE IS KING® tag line, flame grilling, generous portions and competitive prices. Burger King restaurants feature flame-grilled hamburgers, the most popular of which is the Whopper® sandwich, a large, flame-grilled hamburger garnished with mayonnaise, lettuce, onions, pickles and tomatoes. The basic menu of all Burger King restaurants also includes a variety of hamburgers, chicken and other specialty sandwiches, french fries, onion rings, soft drinks, salads, breakfast items, snacks and other offerings. BKC and its franchisees have historically spent between 4% and 5% of their respective sales on marketing, advertising and promotion to sustain high brand awareness. BKC's marketing initiatives are designed to reach a diverse consumer base and BKC has continued to introduce a number of new and enhanced products to broaden menu offerings and drive customer traffic in all day parts.

BKC's and PLK's advertising programs consist of national campaigns supplemented by local advertising. BKC's and PLK's advertising campaigns are generally carried on television, radio and in circulated print media (national and regional newspapers and magazines). As a percentage of our restaurant sales advertising expense was 3.9% in 2020, 4.0% in 2019 and 4.1% in 2018. For 2021, we expect total advertising expense to be approximately 4.0% of total restaurant sales.
The efficiency and quality of advertising and promotional programs can significantly affect the quick-service restaurant businesses. We believe that one of the major advantages of being a Burger King franchisee is the value of the extensive national and regional advertising and promotional programs conducted by BKC. In addition to the benefits derived from BKC's advertising spending, we sometimes supplement BKC's advertising and promotional activities with our own local advertising and promotions, including the purchase of additional television, radio and print advertising. The concentration of our Burger King restaurants in many of our markets permits us to leverage advertising in those markets. We also utilize promotional programs targeted to our customers, such as combination value meals and discounted prices in order to create a flexible and directed marketing program.
Digital
BKC and PLK have invested heavily in launching a digital platform that integrates with major third-party delivery service providers and provides a seamless ordering, payment, delivery and drive thru experience for our guests. In the BKC and PLK platforms, guests can place orders through a website or mobile app and have the product ready for pickup or delivered by a third-party partner. Digital sales, including sales through the delivery platforms plus mobile order and pay, have been a strong growth driver and represented approximately 4.4% of our restaurant sales in the fourth quarter of 2020 and 3.1% of our sales for all of 2020. We are also installing outdoor digital menu boards in all drive thru locations. In 2020, we installed outdoor digital menu boards at 359 Burger King restaurants and expect to complete the remaining installation of outdoor digital menu boards at all of our Burger King and Popeyes restaurants by the first half of 2022. The menu boards integrate with the POS system and allow for artificial intelligence to help optimize the guest experience. BKC and PLK continue to invest in the digital platform and BKC intends to launch its Royal Perks loyalty program in 2021, which will be driven from its mobile app.
Suppliers
We are a member of a national purchasing cooperative, Restaurant Services, Inc., which we refer to as "RSI", created for the Burger King system. RSI is a non-profit independent purchasing cooperative that is responsible for sourcing our products and related supplies and managing relationships with approved distributors for the Burger King system. We use our purchasing power to negotiate directly with certain other vendors, to help obtain favorable pricing and terms for supplying our restaurants. For our Burger King restaurants, we are required to purchase all of our foodstuffs, paper goods and packaging materials from BKC-approved suppliers at prices negotiated by RSI. We currently primarily utilize four distributors, Lineage Foodservice Solutions, LLC, Reinhart Food Service L.L.C, McLane Company Inc., and Performance Foodservice, to supply our Burger King restaurants with the majority of our foodstuffs. As of January 3, 2021, such distributors supplied 34%, 28%, 28% and 10%, respectively, of our Burger King restaurants.
For our Popeyes restaurants we are a member of a national purchasing cooperative, Supply Management Services, Inc. ("SMS"). SMS is a non-profit independent purchasing cooperative that is responsible for sourcing certain of our products and managing relationships with approved distributors for the Popeyes system. Popeyes utilizes five distributors, two for poultry products and three for all other products. For our Popeyes restaurants, one distributor, Tyson Foods, supplies 75% of our poultry products. Another distributor, Customized Distribution Services, Inc. supplies 60 of our Popeyes restaurants with all non- poultry products.
We may purchase non-food items, such as kitchen utensils, equipment maintenance tools and other supplies, from any suitable source so long as such items meet BKC and PLK product uniformity standards. All BKC-approved and PLK-approved distributors are required to purchase foodstuffs and supplies from BKC-approved and PLK-approved manufacturers and purveyors. BKC and PLK are each responsible for monitoring quality control and supervision of the applicable manufacturers. Each conducts regular visits to observe the preparation of foodstuffs and to perform various tests to ensure that only quality foodstuffs are sold to its approved suppliers. In addition, BKC and PLK coordinate and supervise audits of approved suppliers and distributors to determine continuing product specification compliance and to ensure that manufacturing plant and distribution center standards are met. Although we believe that we have alternative sources of supply available to our restaurants, the failure of a distributor or supplier for our restaurants to service us, could lead to a disruption of service or supply at our restaurants until a new distributor or supplier is engaged, which could have an adverse effect on our business.
Quality Assurance
Our operational focus is closely monitored to achieve a high level of customer satisfaction based on product quality, speed of service, order accuracy and quality of service. Our senior management and restaurant management staffs are principally responsible for ensuring compliance with BKC's and PLK's required operating procedures. We have uniform operating standards and specifications relating to the quality, preparation and selection of menu items, maintenance and cleanliness of the premises and employee conduct. In order to maintain compliance with these operating standards and specifications, we distribute detailed reports measuring compliance with various customer service standards and objectives to our restaurant operations management team, including feedback obtained directly from our customers through instructions given to them at the point of sale. The customer feedback is monitored by an independent agency and us and consists of evaluations of speed of service, quality of service, quality of our menu items and other operational objectives including the cleanliness of our restaurants. We also have our own staff that handle customer inquiries and complaints. The level of customer satisfaction is a key metric in our restaurant-level incentive bonus plans.
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
A significant number of our food service personnel are paid at rates related to the federal, and where applicable, state minimum wage. Accordingly, increases in the minimum wage have increased and in the future will increase wage rates at our restaurants.
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
We are also subject to various federal, state and local environmental laws, rules and regulations. We believe that we conduct our operations in substantial compliance with applicable environmental laws, rules and regulations.

Our costs for compliance with environmental laws, rules and regulations has not had a material adverse effect on our results of operations, cash flows or financial condition in the past.
Industry and Competition
The Restaurant Market. Restaurant sales historically have closely tracked several macroeconomic indicators and we believe that “away-from-home” food consumption will increase due to these trends in recent years. Historically, unemployment has been inversely related to restaurant sales and, as the unemployment rate decreases and disposable income increases, restaurant sales have increased. According to the U.S. Department of Agriculture, through November 2020 food away from home dollars were 44.8% of nominal food dollars, with total expenditures decreasing 18.3% from the same period in 2019. This reflects changes in the overall restaurant industry as a result of the ongoing COVID-19 pandemic, but not the quick-service segment. Our sales stabilized in May 2020 as guests have relied on our take-out and delivery service modes.
Quick-Service Restaurants. We operate in the hamburger and chicken categories of the quick-service restaurant segments of the restaurant industry. Quick-service restaurants are distinguished by high speed of service and efficiency, convenience, limited menu and service, and value pricing. According to Nation's Restaurant News, 2019 U.S. foodservice sales for the Top 200 restaurant chains increased 3.8% from 2018 to $313.5 billion. Of this amount, the hamburger category represented $88.8 billion, or 28.3%, making it the largest category of the quick-service segment.
The restaurant industry is highly competitive with respect to price, service, location and food quality. In each of our markets, our restaurants compete with a large number of national and regional restaurant chains, as well as locally owned restaurants, offering low and medium-priced fare. We also compete with operators outside the restaurant industry such as convenience stores, delicatessens and prepared food counters in supermarkets, grocery stores, cafeterias and other purveyors offering moderately priced and quickly prepared foods. Our competitors may also employ marketing strategies such as frequent use of price discounting, frequent promotions and an emphasis on value menus.
We believe that product quality and taste, brand recognition, convenience of location, speed of service, menu variety, price, and ambiance are the most important competitive factors in the quick-service restaurant segment and that our restaurants effectively compete in each category. We believe our largest competitors for our Burger King restaurants are McDonald's and Wendy's and the largest competitors for our Popeyes restaurants are KFC and Chik-fil-A.
Human Capital Management
As of January 3, 2021, we employed approximately 26,500 persons, of which approximately 200 were administrative personnel and approximately 26,300 were restaurant operations personnel. Approximately 75% of our employees are part-time and 80% have been employed by the Company for less than one year. None of our employees are unionized or covered by collective bargaining agreements. We believe that our overall relations with our employees are good and that our efforts to manage our workforce have been effective.
Diversity
We are committed to fostering a culture that encourages diversity and inclusion, and having diverse representation in our workforce. As of January 3, 2021, 56% of our employee base was female and approximately 56% of our employee base was comprised of racial and ethnic minorities.
Training
We maintain a comprehensive training and development program for all of our personnel and provide both classroom and in-restaurant training for our salaried and hourly restaurant personnel. Our program emphasizes, among other things, system-wide operating procedures, food preparation methods, food safety and customer service standards. BKC's and PLK's training and development programs are also available to us as a franchisee through web access in all of our restaurants.
COVID-19 Response
Throughout the course of the ongoing COVID-19 pandemic, we have been adapting our business in order to continue operating safely, including, among other things, by doing the following:
•To support the health and safety of our employees, beginning in March 2020 we have mandated, among other things, the use of masks, sanitizers and contactless procedures in our restaurants, and have required team members' temperatures be taken at the beginning of each shift.
•We have increased the use of low contact procedures for food delivery, including installation of plexiglass barriers at the front counter and drive thru and the implementation of delivery services.
•We have suspended all non-essential travel for our employees and implemented a work-from-home policy for all non-restaurant personnel.
•We have established a "Carrols Cares" fund to provide immediate relief to employees in need.
Availability of Information
We file annual, quarterly and current reports and other information with the Securities and Exchange Commission (the “SEC”). The SEC also maintains a website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov.
We make available at no cost through our internet website at www.carrols.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as well as other reports relating to us that are filed or furnished to the SEC, as soon as reasonably practicable after electronically filing or furnishing such material with the SEC. The references to our website address and the SEC website address do not constitute incorporation by reference of the information contained on these websites and should not be considered part of this document.
ITEM 1A. RISK FACTORS
You should carefully consider the risks described below, as well as other information and data included in this Annual Report on Form 10-K. Any of the following risks could materially adversely affect our business, consolidated financial condition or results of operations.
Risks Related to Our Business
We could be materially adversely affected by health concerns such as the current COVID-19 pandemic.
The United States and most other countries have experienced the widespread outbreak of the COVID-19 pandemic and in the past the Avian Flu or “SARS,” or H1N1. As we have experienced and are experiencing in the current COVID-19 environment:
•If a virus is transmitted by human contact, our employees or customers may become infected, or may choose, or be advised, to avoid gathering in public places, any of which may adversely affect our restaurant customer traffic and our ability to adequately staff our restaurants, receive deliveries on a timely basis or perform functions at the corporate level. These are all areas that have been impacted during the second quarter of 2020 and continue to be challenges in the near-term for our business. The COVID-19 pandemic has negatively impacted our customer traffic, and we have had to take immediate actions to shift focus to our drive-thru, carry-out and delivery service modes. We have also experienced significant staffing challenges, both as a result of employee exposure to COVID-19 as well as the hourly workforce being disincentivized by federal, state and local unemployment benefits and fearful of the workplace.
•We also may be adversely affected if jurisdictions in which we have restaurants impose or continue to impose mandatory closures, seek or continue to seek voluntary closures or impose or continue to impose restrictions on operations. Even if such measures are not implemented and a virus or other disease does not spread significantly, the perceived risk of infection or significant health risk may adversely affect our business. During the second quarter of 2020, we did see frequent changes to our restaurants' operating hours, as a result of shifting consumer behavior as well as public safety measures mandated by local jurisdictions. In March 2020, we closed the dining rooms in all our restaurants and modified operating hours in line with local ordinances and day-part sales trends. These closures were in effect for most of the second quarter of 2020, with each restaurant operating according to their respective local governmental guidelines as well as safety procedures developed by BKC and PLK. As individual states and local governments have allowed reopenings, we have continually evaluated the opportunity to re-open dining rooms. In most cases, consumers have not been eager to return to dining rooms, and restaurant sales in the third quarter of 2020 included approximately 1% of eat-in traffic.
•Lower customer traffic as experienced in the immediate onset of the COVID-19 pandemic in our markets may not provide enough revenue to cover the fixed operating costs of our restaurants. We temporarily closed 46 restaurants in late March 2020 and early April 2020 that were geographically close to one of our other restaurants, and these closures were in effect for most of the second quarter of 2020. Due to restaurant sales improvements after the initial months of the COVID-19 pandemic, we had reopened all of the temporarily closed restaurants by the end of 2020 except for two restaurants which were permanently closed in the third quarter. While most of these closures were temporary, our business remains sensitive to operating in environments with prolonged sales declines of the magnitude we saw in the first weeks of the pandemic.
•We will incur incremental costs for an indefinite period of time to provide safety to our guests and our employees in the form of masks, sanitizers and thermometers as well as additional labor to continuously sanitize our restaurants. Throughout the course of this evolving COVID-19 outbreak, we have been adapting our business in order to continue operating safely. To support the health and safety of our employees and customers, among other things, we mandated the use of masks, sanitizers and contactless procedures in our restaurants, and have required temperature checks at the beginning of each shift for our team members. During the year ended January 3, 2021, we incurred $2.7 million in expenses directly related to COVID-19 related supplies, including face masks, thermometers, sneeze guards and sanitizers.
•The uncertain economic environment that we are operating in now has required us to enhance our liquidity and bolster our balance sheet. In the first quarter of 2020 we borrowed on our Revolving Credit Facility to protect against a prolonged pandemic coupled with financial market illiquidity. We also increased our revolving credit borrowing capacity under our Revolving Credit Facility by $30.8 million to a total of $145.8 million, and incurred Incremental Term B-1 Loans of $75 million.
•Our financial performance depends on our continuing ability to offer fresh, quality food at competitive prices. A significant disruption in service or supply by our suppliers or distributors could create disruptions in the operations of our restaurants and adversely affect our business. During the second quarter of 2020, we were subject to a limited menu in some markets due to limited product available from one of our suppliers and in some instances, deliveries were delayed due to the conditions of the COVID-19 pandemic. A more significant disruption in service or supply by our suppliers or distributors due to the impact of COVID-19 on their businesses, whether from employees at these facilities contracting the COVID-19 virus, their own business suffering due to their inability to operate in the COVID-19 economic environment, or their own financial instability could have a material adverse effect on our business.
A health pandemic such as COVID-19 is a disease outbreak that has spread rapidly and widely by infection and has affected many individuals in areas of population density. Our restaurants are places where people can gather together for human connection. Customers might avoid or be advised to not gather in public places in the event of a health pandemic, and local, regional or national governments might continue or further limit or ban public gatherings to halt or delay the spread of disease. The impact of a health pandemic on us might be disproportionately greater than on other quick-service concepts that have lower customer traffic and that depend less on the gathering of people.
In addition, we cannot guarantee that changes to our operational policies and training will be effective to keep our employees and customers safe from the COVID-19 virus. Any publicity relating to health concerns or perceived or specific outbreaks of COVID-19 attributed to one or more of our restaurants, could result in a significant decrease in guest traffic in all of our restaurants and could have a material adverse effect on our results of operations. Furthermore, similar publicity or occurrences with respect to other restaurants or restaurant chains could also decrease our guest traffic and have a similar material adverse effect on our business.
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
Due to competitive conditions, we, as well as certain of the other major quick-service restaurant chains, have offered select food items and combination meals at discounted prices. These pricing and marketing strategies have had, and in the future may have, a negative impact on our earnings.
Factors applicable to the quick-service restaurant segment may have a material adverse effect on our results of operations, which may cause a decrease in earnings and revenues.
The quick-service restaurant segment can be materially adversely affected by many factors, including:
•health concerns such as the ongoing coronavirus pandemic (COVID-19);
•changes in local, regional or national economic conditions;
•changes in demographic trends;
•changes in consumer tastes;
•changes in traffic patterns;
•increases in fuel prices and utility costs;
•consumer concerns about health, diet and nutrition;
•increases in the number of, and particular locations of, competing restaurants;
•changes in discretionary consumer spending;
•inflation;
•increases in the cost of food, such as beef, chicken, produce and packaging;
•increased labor costs, including healthcare, unemployment insurance and minimum wage requirements;
•the availability of experienced management and hourly-paid employees; and
•regional weather conditions.
We are highly dependent on the Burger King and Popeyes systems and our ability to renew our franchise agreements with BKC and PLK. The failure to renew our franchise agreements or Burger King's or Popeyes' failure to compete effectively would materially adversely affect our results of operations.
Due to the nature of franchising and our agreements with BKC and PLK, our success is, to a large extent, directly related to the success of the Burger King and Popeyes system including their financial condition, advertising programs, product development, overall quality of operations and the successful and consistent operation of Burger King and Popeyes restaurants owned by other franchisees. We cannot assure you that Burger King or Popeyes restaurants will be able to compete effectively with other restaurants. As a result, any failure of the Burger King or Popeyes franchise systems to compete effectively would likely have a material adverse effect on our results of operations and financial condition.
Under each of our franchise agreements, we are required to comply with operational programs established by BKC or PLK. For example, our franchise agreements with BKC and PLK require that our restaurants comply with specified design criteria. In addition, BKC generally has the right to require us during the tenth year of a franchise agreement to remodel our restaurants to conform to the then-current image of Burger King restaurants, and PLK generally has the right to require us to remodel our restaurants to conform to the then-current image of Popeyes restaurants every six years, all of which may require the expenditure of considerable funds. We also may not be able to avoid adopting menu price discount promotions or permanent menu price decreases instituted by BKC or PLK that may be unprofitable.
Our BKC franchise agreements typically have a 20 year term after which BKC’s consent is required to receive a successor franchise agreement. Our PLK franchise agreements typically also have a 20-year term after which we have the options to (a) renew for a 10 year renewal term and (b) renew for a second supplemental renewal term of 10 years provided that we meet certain conditions as set forth in the PLK franchise agreements.
We cannot assure you that BKC will grant each of our future requests for successor franchise agreements or that we will be able to exercise any of the options to renew the PLK franchise agreements. Any failure of BKC to renew our franchise agreements would materially adversely affect our results of operations and financial condition. In addition, as a condition of approval of a successor franchise agreement, BKC may require us to make capital improvements to particular restaurants to bring them up to current image standards established by Burger King, which may require us to incur substantial costs. Similarly, one of the conditions to our ability to exercise the option to renew our PLK franchise agreements is that we must make capital improvements to particular restaurants to bring them up to current image standards established by Popeyes, which may require us to incur substantial costs.
In addition, our franchise agreements with BKC and PLK do not give us exclusive rights to operate Burger King or Popeyes restaurants in any defined territory. We cannot assure you that franchises granted by BKC or PLK to third parties will not adversely affect any restaurants that we operate.
Additionally, as a franchisee, we have no control over the Burger King brand or the Popeyes brand. If BKC and PLK do not adequately protect the Burger King and Popeyes brands and other intellectual property, our competitive position and results of operations could be harmed.
We could be materially adversely affected by food-borne illnesses, as well as widespread negative publicity regarding food quality, illness, injury or other health concerns.
Negative publicity about food quality, illness, injury or other health concerns (including health implications of obesity) or similar issues stemming from one restaurant or a number of restaurants could materially adversely affect us, regardless of whether they pertain to our own restaurants, other Burger King or Popeyes restaurants, or to restaurants owned or operated by other companies. For example, health concerns about the consumption of beef, chicken or eggs or by specific events such as the outbreak of “mad cow” disease could lead to changes in consumer preferences, reduce consumption of our products and have a material adverse effect on our results of operations and financial condition. These events could also reduce available supply or significantly raise the price of beef, chicken or eggs.
In addition, we cannot guarantee that our operational controls and employee training will be effective in preventing food-borne illnesses, food tampering and other food safety issues that may affect our restaurants. Food-borne illness or food tampering incidents could be caused by customers, employees or food suppliers and transporters and, therefore, could be outside of our control. Any publicity relating to health concerns or the perceived or specific outbreaks of food-borne illnesses, food tampering or other food safety issues attributed to one or more of our restaurants, could result in a significant decrease in guest traffic in all of our restaurants and could have a material adverse effect on our results of operations. Furthermore, similar publicity or occurrences with respect to other restaurants or restaurant chains could also decrease our guest traffic and have a similar material adverse effect on our results of operations and financial condition.
Our strategy includes pursuing acquisitions of additional Burger King and Popeyes restaurants and we may not find Burger King restaurants or Popeyes restaurants that are suitable acquisition candidates or successfully operate or integrate any Burger King restaurants or Popeyes restaurants that we may acquire.
As part of our strategy, we intend to selectively pursue the acquisition of additional Burger King and Popeyes restaurants. Pursuant to the ADA and retained in the Amended ADA, BKC has granted us franchise pre-approval to acquire Burger King restaurants from Burger King franchisees until we acquire more than 500 Burger King restaurants. The right of first refusal assigned to us from BKC pursuant to the ADA was forfeited by us as a result of entering into the Amended ADA in January 2021.

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
The acquisition of a significant number of restaurants involves the integration of those acquired restaurants with our existing business. The difficulties of integration include:
•coordinating and consolidating geographically separated systems and facilities;
•integrating the management and personnel of the acquired restaurants, maintaining employee morale and retaining key employees;
•implementing our management information systems; and
•implementing operational procedures and disciplines to control costs and increase profitability.
The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of our business and the loss of key personnel. The diversion of management’s attention and any delays or difficulties encountered in connection with the acquisition of restaurants and integration of acquired restaurants’ operations could have a material adverse effect on our results of operations and financial condition.
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
We may be subject to complaints, regulatory proceedings or litigation from guests or other persons alleging food-related illness, injuries suffered in our premises or other food quality, health or operational concerns, including environmental claims. In addition, in recent years a number of restaurant companies have been subject to lawsuits, including class action lawsuits, alleging, among other things, violations of federal and state law regarding workplace and employment matters, discrimination, harassment, wrongful termination and wage, rest break, meal break and overtime compensation issues and, in the case of quick-service restaurants, alleging that they have failed to disclose the health risks associated with high fat or high sodium foods and that their marketing practices have encouraged obesity. We may also be subject to litigation or other actions initiated by governmental authorities or our employees, among others, based upon these and other matters. Adverse publicity resulting from such allegations or occurrences or alleged discrimination or other operating issues stemming from one or a number of our locations could adversely affect our results of operations and financial condition, regardless of whether the allegations are true, or whether we are ultimately held liable. Any cases filed against us could materially adversely affect our results of operations and financial condition if we lose such cases and have to pay substantial damages or if we settle such cases. In addition, any such cases may materially and adversely affect our results of operations and financial condition by increasing our litigation costs and diverting our attention and resources to address such actions. Furthermore, if a claim is successful, our insurance coverage may not cover or be adequate to cover all liabilities or losses and we may not be able to continue to maintain such insurance, or to obtain comparable insurance at a reasonable cost, if at all. If we suffer losses, liabilities or loss of income in excess of our insurance coverage or if our insurance does not cover such loss, liability or loss of income, there could be a material adverse effect on our results of operations and financial condition.
Changes in consumer taste could negatively impact our business.
We obtain a significant portion of our revenues from the sale of hamburgers, fried chicken and various types of sandwiches. If consumer preferences for these types of foods change, it could have a material adverse effect on our results of operations and financial condition. The quick-service restaurant segment is characterized by the frequent introduction of new products, often supported by substantial promotional campaigns, and is subject to changing consumer preferences, tastes, and eating and purchasing habits. Our success depends on BKC’s and PLK's ability to anticipate and respond to changing consumer preferences, tastes and dining and purchasing habits, as well as other factors affecting the restaurant industry, including new market entrants and demographic changes. BKC or PLK may be forced to make changes to our menu items in order to respond to changes in consumer tastes or dining patterns, and we may lose customers who do not prefer the new menu items. In recent years, numerous companies in the quick-service restaurant segments have introduced products positioned to capitalize on the growing consumer preference for food products that are, or are perceived to be, promoting good health, nutritious, low in calories, low in fat content or plant-based. If BKC or PLK does not continually develop and successfully introduce new menu offerings that appeal to changing consumer preferences or if the Burger King and Popeyes franchise systems do not timely develop new products, our results of operations and financial condition could suffer. In addition, any significant event that adversely affects consumption of our products, such as cost, changing tastes or health concerns, could adversely affect our results of operations and financial condition.
We could be adversely affected by our failure to acknowledge and sufficiently respond to the fast-moving influence of social media.
The widespread use of social media platforms can provide individuals with access to a broad audience at any time of day. The content shared by users on these platforms may be published without consideration of accuracy or its potential impact. Such content may be factually inaccurate, but nonetheless negatively impact our customer engagement, business operations, brand reputation or financial performance. This damage could be fast-moving and not allow us or our franchisors a chance to address the situation.

If a significant disruption in service or supply by any of our suppliers or distributors were to occur, it could create disruptions in the operations of our restaurants, which could have a material adverse effect on our results of operations and financial condition.
Our financial performance depends on our continuing ability to offer fresh, quality food at competitive prices. If a significant disruption in service or supply by our suppliers or distributors were to occur, it could create disruptions in the operations of our restaurants, which could have a material adverse effect on our results of operations and financial condition.
We are a member of a national purchasing cooperative, Restaurant Services, Inc., which we refer to as "RSI", created for the Burger King system. RSI is a non-profit independent purchasing cooperative that is responsible for sourcing our products and related supplies and managing relationships with approved distributors for the Burger King system. We use our purchasing power to negotiate directly with certain other vendors, to obtain favorable pricing and terms for supplying our restaurants. For our Burger King restaurants, we are required to purchase all of our foodstuffs, paper goods and packaging materials from BKC-approved suppliers at prices negotiated by RSI. We currently primarily utilize four distributors, Lineage Foodservice Solutions, LLC, Reinhart Food Service L.L.C, McLane Company Inc. and Performance Foodservice, to supply our Burger King restaurants with the majority of our foodstuffs. As of January 3, 2021, such distributors supplied 34%, 28%, 28% and 10%, respectively, of our Burger King restaurants.
For our Popeyes restaurants we are a member of a national purchasing cooperative, Supply Management Services, Inc. ("SMS"). SMS is a non-profit independent purchasing cooperative that is responsible for sourcing certain of our products and managing relationships with approved distributors for the Popeyes system. Popeyes utilizes five distributors, two for poultry products and three for all other products. For our Popeyes restaurants, one distributor, Tyson Foods, supplies 75% of our poultry products. Another distributor, Customized Distribution Services, Inc. supplies 60 of our Popeyes restaurants with all non-poultry products.
In the event that any of our distributors or suppliers are unable to service us and we are unable to timely secure alternative sources for product, we could suffer a disruption of service until a new distributor or supplier is engaged, which could have a material adverse effect on our results of operations and financial condition.
If labor costs increase, we may not be able to make a corresponding increase in our prices and our results of operations and financial condition may be materially adversely affected.
Wage rates for a number of our employees are either at or slightly above the federal and or state minimum wage rates. As federal and/or state minimum wage rates increase, we may need to increase not only the wage rates of our minimum wage employees but also the wages paid to the employees at wage rates which are above the minimum wage, which will increase our costs. The extent to which we are not able to raise our prices to compensate for increases in wage rates, including increases in state unemployment insurance costs or other costs including mandated health insurance, could have a material adverse effect on our results of operations and financial condition. In addition, even if minimum wage rates do not increase, we may still be required to raise wage rates in order to compete for an adequate supply of labor for our restaurants.
Higher labor costs due to statutory and regulatory changes could have a material adverse effect on our results of operations and financial condition.
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
Beginning in 2018, certain workers were able to take up to eight weeks (increasing in New York and other areas to twelve weeks in 2021) of employer-provided paid leave for childbirth, care for a seriously ill family member or needs related to a family member’s military deployment. We have considered these labor costs in our price changes, and additional labor costs may require us to raise our prices in the future. In certain geographic areas which cannot absorb such increases, this could have a material adverse effect on our results of operations and financial condition. We provide unpaid leave for employees for covered family and medical reasons, including childbirth, to the extent required by the Family and Medical Leave Act of 1993, as amended, and applicable state laws. To the extent we need to hire additional employees or pay overtime to replace such employees on leave, this would be an added expense which could have a material adverse affect on our results of operations and financial condition.
Increases in income tax rates or changes in income tax laws could adversely affect our results of operations and financial condition.
Increases in income tax rates in the United States or other changes in income tax laws in any particular jurisdiction could reduce our after-tax income from such jurisdiction and could adversely affect our business, financial condition or results of operations. The United States recently made changes to existing tax laws in the Tax Cuts and Jobs Act (the "Tax Act"), which was signed into law on December 22, 2017. Among its many provisions, the Tax Act reduced the U.S. Federal corporate income tax rate from 35% to 21% and imposed limitations on the deductibility of interest and certain other corporate deductions. Additional changes in the U.S. tax regime, including changes in how existing tax laws are interpreted or enforced, could adversely affect our results of operations and financial condition.
The efficiency and quality of our competitors’ advertising and promotional programs and the extent and cost of our advertising could have a material adverse effect on our results of operations and financial condition.
The success of our restaurants depends in part upon the effectiveness of the advertising campaigns and promotions by BKC or PLK. If our competitors increase spending on advertising and promotion, or the cost of television or radio advertising increases, or BKC’s, PLK's or our advertising and promotions are less effective than our competitors’, there could be a material adverse effect on our results of operations and financial condition.
Our business is regional and we therefore face risks related to reliance on certain markets as well as risks for other unforeseen events.
At January 3, 2021, 15% of our restaurants were located in North Carolina, 12% were located in New York, 12% were located in Tennessee, and 24% were located in Indiana, Ohio and Michigan. Therefore, the economic conditions, state and local government regulations, weather or other conditions affecting New York, Tennessee, Indiana, Ohio, Michigan and North Carolina, and other unforeseen events, including terrorism and other regional issues, may have a material impact on the success of our restaurants in those locations.
Many of our restaurants are located in regions that may be susceptible to severe weather conditions such as harsh winter weather and hurricanes. As a result, adverse weather conditions in any of these areas could damage these restaurants, result in fewer guest visits to these restaurants and otherwise have a material adverse impact on our results of operations and financial condition.
We could be materially adversely affected by external events such as extreme weather, natural disasters, terrorist actions, pandemics and civil unrest, among others.
External events such as extreme weather, natural disasters, terrorist actions, pandemics and civil unrest, and anticipation of such events, can adversely affect consumer spending, supply availability and costs, and our ability to operate our business in any impacted market.
We cannot assure you that the current locations of our restaurants will continue to be economically viable or that additional locations can be acquired at reasonable costs.
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
The U.S. economy is experiencing and has in the past experienced significant slowdown and volatility due to uncertainties related to availability of credit, difficulties in the banking and financial services sectors, softness in the housing market, diminished market liquidity, falling consumer confidence and high unemployment rates including as a result of the COVID-19 pandemic. Our business is dependent to a significant extent on national, regional and local economic conditions, particularly those that affect our guests that frequently patronize our restaurants and the health of surrounding businesses who employ a significant amount of workers. In particular, where our customers’ disposable income is reduced (such as by job losses, credit constraints and higher housing, tax, energy, interest or other costs) or where our customer's actual or perceived wealth has decreased (because of circumstances such as lower residential real estate values, increased foreclosure rates, increased tax rates or other economic disruptions), our restaurants have in the past experienced, and may in the future experience, lower sales and customer traffic as customers choose lower-cost alternatives or other alternatives to dining out. The resulting decrease in our customer traffic or average sales per transaction has had an adverse effect in the past, and could in the future have a material adverse effect, on our results of operations and financial condition.
The loss of the services of our senior management could have a material adverse effect on our results of operations and financial condition.
Our success depends to a large extent upon the continued services of our senior management who have substantial experience in the restaurant industry. We believe that it could be difficult to replace our senior management with individuals having comparable experience. Consequently, the loss of the services of members of our senior management could have a material adverse effect on our results of operations and financial condition.
Government regulation could adversely affect our results of operations and financial condition.
We are subject to extensive laws and regulations relating to the development and operation of restaurants, including regulations relating to the following:
•zoning;
•labeling of caloric and other nutritional information on menu boards, advertising and food packaging;
•the preparation and sale of food;
•employer/employee relationships, including minimum wage requirements, overtime, mandatory paid and unpaid leave, working and safety conditions, and citizenship requirements;
•health care; and
•federal and state laws that prohibit discrimination and laws regulating the design and operation of, and access to, facilities, such as the Americans With Disabilities Act of 1990.
In the event that legislation having a negative impact on our business is adopted, it could have a material adverse impact on our results of operations and financial condition. For example, substantial increases in the minimum wage or state or Federal unemployment taxes could adversely affect our financial condition and results of operations. Local zoning or building codes or regulations can cause substantial delays in our ability to build and open new restaurants. Any failure to obtain and maintain required licenses, permits and approvals could also adversely affect our results of operations and financial condition.
Federal, state and local environmental regulations relating to the use, storage, discharge, emission and disposal of hazardous materials could expose us to liabilities which could have a material adverse effect on our results of operations and financial condition.
We are subject to a variety of federal, state and local environmental regulations relating to the use, storage, discharge, emission and disposal of hazardous substances or other regulated materials, release of pollutants into the air, soil and water, and the remediation of contaminated sites.
Failure to comply with environmental laws could result in the imposition of fines or penalties, restrictions on operations by governmental agencies or courts of law, as well as investigatory or remedial liabilities and claims for alleged personal injury or damages to property or natural resources. Some environmental laws impose strict, and under some circumstances joint and several, liability for costs of investigation and remediation of contaminated sites on current and prior owners or operators of the sites, as well as those entities that send regulated materials to the sites. We cannot assure you that we have been or will be at all times in complete compliance with such laws, regulations and permits. Therefore, our costs of complying with current and future environmental, health and safety laws could have a material adverse effect our results of operations and financial condition.

We are subject to all of the risks associated with leasing property subject to long-term, non-cancelable leases.
The leases for our restaurant locations (except for certain acquired restaurants which have an underlying lease term of less than 20 years) generally have initial terms of 20 years, and typically provide for renewal options in five year increments as well as for rent escalations. Generally, our leases are “net” leases, which require us to pay all of the costs of insurance, taxes, maintenance and utilities. Additional sites that we lease are likely to be subject to similar long-term, non-cancelable leases. We generally cannot cancel our leases. If an existing or future restaurant is not profitable, and we decide to close it, we may nonetheless be obligated to perform our monetary obligations under the applicable lease including, among other things, paying all amounts due for the balance of the lease term. In addition, as each of our leases expire, we may fail to negotiate renewals, either on commercially acceptable terms or any terms at all, which could cause us to close restaurants in desirable locations.
An increase in food costs could have a material adverse effect on our results of operations and financial condition.
Our profitability and operating margins are dependent in part on our ability to anticipate and react to changes in food costs. Changes in the price or availability of certain food products, including as a result of the COVID-19 pandemic, could affect our ability to offer broad menu and price offerings to guests and could materially adversely affect our profitability and reputation. The type, variety, quality, source and price of beef, chicken, produce and cheese can be subject to change due to factors beyond our control, including weather, governmental regulation, availability and seasonality, each of which may affect our food costs or cause a disruption in our supply. Our food distributors or suppliers may also be affected by higher costs to produce and transport commodities used in our restaurants, higher minimum wage and benefit costs and other expenses that they pass through to their customers, which could result in higher costs for goods and services supplied to us. Although RSI is able to contract for certain food commodities for periods up to one year, the pricing and availability of some commodities used in our operations are not locked in for periods of longer than one week or at all. We do not currently use financial instruments to hedge our risk of market fluctuations in the price of beef, produce and other food products. We may not be able to anticipate and react to changing food costs through menu price adjustments in the future, which could negatively impact our results of operations and financial condition.
Security breaches of confidential credit card, consumer, employee and other material information as well as other threats to our technical systems may have a material adverse effect on our results of operations and financial condition.
Approximately half of our restaurant sales are by credit or debit cards. Other restaurants and retailers have experienced security breaches in which confidential or material information has been compromised. The Company devotes significant resources to data encryption, network security and other measures to protect its systems and data, but these security measures cannot provide absolute security. We may become subject to lawsuits, fines or other proceedings for purportedly fraudulent transactions arising out of the actual or alleged theft of our guests’ credit or debit card or any other material information. Any such claim or proceeding, or any adverse publicity resulting from these allegations, may have a material adverse effect on our results of operations and financial condition.
The Company’s results of operations, financial condition and reputation may be impacted by information technology system failures or network disruptions.
We rely on information systems across our operations for point-of-sale processing in our restaurants, collection of cash, procurement and payment to suppliers, payment of payroll, financial reporting and other processes and procedures. Our ability to efficiently manage our business depends significantly on the reliability and capacity of these systems. The Company may be subject to information technology system failures and network disruptions caused by natural disasters, accidents, pandemics, power disruptions, telecommunications failures, acts of terrorism or war, computer viruses, physical or electronic break-ins, ransomware or other events or disruptions. System redundancy may be ineffective or inadequate, and the Company’s disaster recovery planning may not be sufficient for all eventualities which may have a material adverse effect on our results of operations and financial condition. While the Company maintains dedicated insurance coverage that, subject to policy terms and conditions and subject to a deductible, is designed to address certain aspects of cyber risks, such insurance coverage may be insufficient to cover all losses or all types of claims that may arise in the continually evolving area of cyber risk.

Carrols is currently a guarantor under 18 Fiesta Restaurant Group, Inc. ("Fiesta") restaurant property leases and any default under such property leases by Fiesta may result in substantial liabilities to us.
Fiesta, a former wholly-owned subsidiary of the Company, was spun-off in 2012 to the Company's stockholders. Carrols currently is a guarantor under 18 Fiesta restaurant property leases, of which all except for two are still operating as of January 3, 2021. The Separation and Distribution Agreement entered into in connection with the spin-off among Carrols, Fiesta and us provides that the parties will cooperate and use their commercially reasonable efforts to obtain the release of such guarantees. Unless and until any such guarantees are released, Fiesta agrees to indemnify Carrols for any losses or liabilities or expenses that it may incur arising from or in connection with any such lease guarantees.
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
The trading price of our common stock may fluctuate substantially. The price of our common stock that will prevail in the market may be higher or lower than the price when you acquired our stock, depending on many factors, some of which are beyond our control. Broad market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance. The fluctuations could cause a loss of all or part of an investment in our common stock. Factors that could cause fluctuation in the trading price of our common stock may include, but are not limited to the following:
•price and volume fluctuations in the overall stock market from time to time;
•significant volatility in the market price and trading volume of companies generally or restaurant companies specifically;
•actual or anticipated variations in the earnings or operating results of our company or our competitors;
•actual or anticipated changes in financial estimates by us or by any securities analysts who might cover our stock or the stock of other companies in our industry;
•market conditions or trends in our industry and the economy as a whole;
•announcements by us or our competitors of significant acquisitions, strategic partnerships or divestitures and our ability to complete any such transaction;
•announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;
•capital commitments;
•changes in accounting principles;
•additions or departures of key personnel;
•sales of our common stock, including sales of large blocks of our common stock or sales by our directors and officers; and
•events that affect BKC, PLK or any of our significant suppliers discussed above.
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
In the past, following periods of volatility in the market price of a company's securities, class action securities litigation has often been brought against that company. Due to the potential volatility of our stock price, we may be the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management's attention and resources from our business, and could also require us to make substantial payments to satisfy judgments or to settle litigation.

The concentrated ownership of our capital stock by insiders may limit our stockholders' ability to influence corporate matters.
At January 3, 2021, our executive officers, directors, BKC and Blue Holdco 1, LLC (collectively the "BKC Stockholders"), and Cambridge together beneficially owned approximately 45.1% of our common stock, giving effect to the conversion of the Series B Convertible Preferred Stock issued to the BKC Stockholders. As a result, our executive officers, directors, affiliates of the BKC Stockholders and Cambridge, if they act as a group, will be able to significantly influence matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions such as mergers and acquisitions. The BKC Stockholders and Cambridge each has two representatives on our Board of Directors, which has the authority to make decisions affecting our company and its capital structure, including the issuance of additional debt and the declaration of dividends. Each of the BKC Stockholders and Cambridge may have interests that differ from those of other stockholders and may vote in a way with which other stockholders disagree and which may be adverse to their interests. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of the Company that other stockholders may view as beneficial, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately depress the market price of our common stock.
We currently do not expect to pay any cash dividends for the foreseeable future, and our Senior Credit Facilities limit our ability to pay dividends to our stockholders.
We currently do not expect to pay any cash dividends to holders of our common stock in the foreseeable future. The absence of a dividend on our common stock may increase the volatility of the market price of our common stock or make it more likely that the market price of our common stock will decrease in the event of adverse economic conditions or adverse developments affecting our company. Additionally, our Senior Credit Facilities limit, and the debt instruments that we may enter into in the future may limit, our ability to pay dividends to our stockholders.
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
Delaware corporate law and our restated certificate of incorporation and amended and restated bylaws, as amended, contain provisions that could discourage, delay or prevent a change in control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions:
•require that special meetings of our stockholders be called only by our Board of Directors or certain of our officers, thus prohibiting our stockholders from calling special meetings;
•deny holders of our common stock cumulative voting rights in the election of directors, meaning that stockholders owning a majority of our outstanding shares of common stock will be able to elect all of our directors;
•authorize the issuance of “blank check” preferred stock that our board could issue to dilute the voting and economic rights of our common stock and to discourage a takeover attempt;
•provide that approval of our Board of Directors or a supermajority of stockholders is necessary to make, alter or repeal our amended and restated bylaws and that approval of a supermajority of stockholders is necessary to amend, alter or change certain provisions of our restated certificate of incorporation;

•establish advance notice requirements for stockholder nominations for election to our board or for proposing matters that can be acted upon by stockholders at stockholder meetings;
•divide our board into three classes of directors, with each class serving a staggered 3-year term, which generally increases the difficulty of replacing a majority of the directors;
•provide that directors only may be removed for cause by a supermajority of our stockholders; and
•require that any action required or permitted to be taken by our stockholders must be effected at a duly called annual or special meeting of stockholders and may not be effected by any consent in writing.
Risks Related to Our Indebtedness
Our substantial indebtedness could have a material adverse effect on our financial condition.
As of January 3, 2021 we had $494.2 million of total indebtedness outstanding consisting of $419.4 million Term Loan B borrowings and $73.9 million Term Loan B-1 borrowings under our Senior Credit Facilities and $0.9 million of finance lease liabilities. As of January 3, 2021 we had $136.1 million of revolving borrowing availability under our Senior Credit Facilities (after reserving $9.7 million for letters of credit issued under the Senior Credit Facilities, which included amounts for anticipated claims from our renewals of workers' compensation and other insurance policies).
As a result of our substantial indebtedness, a significant portion of our operating cash flow will be required to make payments of interest and principal on our outstanding indebtedness, and we may not generate sufficient cash flow from operations, or have future borrowings available under our Senior Credit Facilities, to enable us to repay our indebtedness, including the Term Loan B and B-1 borrowings, or to fund other liquidity needs.
Our substantial indebtedness could have important consequences to our stockholders. For example, it could:
•make it more difficult for us to satisfy our obligations with respect to the Senior Credit Facilities and our other debt;
•increase our vulnerability to general adverse economic and industry conditions;
•require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness and related interest, including indebtedness we may incur in the future, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;
•restrict our ability to acquire additional restaurants;
•limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
•increase our cost of borrowing;
•place us at a competitive disadvantage compared to our competitors that may have less debt; and
•limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions, debt service requirements or general corporate purposes.
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
Our Senior Credit Facilities restrict our ability in certain circumstances to, among other things:
•incur additional debt;
•pay dividends and make other distributions on, redeem or repurchase, capital stock;
•make investments or other restricted payments;
•enter into transactions with affiliates;
•engage in sale and leaseback transactions;
•sell all, or substantially all, of our assets;
•create liens on assets to secure debt; or
•effect a consolidation or merger.
These covenants limit our operational flexibility and could prevent us from taking advantage of business opportunities as they arise, growing our business or competing effectively. In addition, our Senior Credit Facilities may require us to maintain a First Lien Net Ratio (as defined in the Senior Credit Facilities) and satisfy other financial tests. Our ability to meet this financial ratio and other tests can be affected by events beyond our control, and we cannot assure you that we will meet these tests. At January 3, 2021, we were in compliance with such covenants.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
As of January 3, 2021, we owned nine and leased 1,065 restaurant properties including 28 co-branded locations. In addition, we owned five and leased 19 non-operating properties as of January 3, 2021, not including two properties under construction that are expected to open as new restaurants in 2021.
We typically enter into leases (including renewal options) ranging from 20 to 40 years. The average remaining term for all leases, including options, was approximately 25.8 years at January 3, 2021. Generally, we have been able to renew leases, upon or prior to their expiration, at the prevailing market rates, although there can be no assurance that this will continue to occur.
Most of our Burger King® restaurant leases are coterminous with the related franchise agreements. We believe that we generally will be able to renew at commercially reasonable rates the leases whose terms expire prior to the expiration of that location's Burger King® franchise agreement, although there can be no assurance that this will occur.
Most leases require us to pay utility and water charges and real estate taxes. Certain leases also require contingent rentals based upon a percentage of gross sales of the particular restaurant that exceed specified minimums. In some of our shopping center locations, we are also required to pay certain other charges such as a pro rata share of the shopping center's common area maintenance costs, insurance and security costs.
In addition to the restaurant locations set forth under Item 1. “Business-Restaurant Locations”, we own a building with approximately 25,300 square feet at 968 James Street, Syracuse, New York, which houses our executive offices, most of our administrative operations for our Burger King® restaurants and one of our regional support offices. We also lease eight small regional offices that support the management of our Burger King® restaurants, two offices in Tennessee acquired in the Cambridge Acquisition, and two smaller administrative offices in Syracuse, NY that support administrative operations.
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
ITEM 4. MINE SAFETY DISCLOSURES
None.
PART II
ITEM  5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on The NASDAQ Global Market under the symbol “TAST”. On March 3, 2021, there were 53,337,104 shares of our common stock outstanding held by 482 holders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our common stock whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.
We did not pay any cash dividends during the fiscal years 2020 or 2019. We currently do not expect to pay any cash dividends on our common stock in the foreseeable future. We are a holding company and conduct all of our operations through our direct and indirect subsidiaries. As a result, for us to pay dividends, we need to rely on dividends or distributions to us from our direct and indirect subsidiaries. Our Senior Credit Facilities limit, and debt instruments that we and our subsidiaries may enter into in the future may limit, our ability to pay dividends to our stockholders.

Stock Performance Graph
The following graph compares from December 31, 2015 the cumulative total stockholder return on our common stock relative to the cumulative total returns of The NASDAQ Composite Index and a peer group, the S&P SmallCap 600 Restaurants Index. We have elected to use the S&P SmallCap 600 Restaurant Index in compiling our stock performance graph because we believe the S&P SmallCap 600 Restaurant Index represents a comparison to competitors with similar market capitalization as us. The graph assumes an investment of $100 in our common stock and each index on December 31, 2015.

## COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
## Among Carrols Restaurant Group, Inc., the NASDAQ Composite Index, and S&P SmallCap 600 Restaurants

$300
$250
$200
$150
$100
$50
$0
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
Carrols Restaurant Group, Inc.
NASDAQ Composite
S&P SmallCap 600 Restaurants

* $100 invested on 12/31/2015 in stock or index, including reinvestment of dividends.

	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
Carrols Restaurant Group, Inc.	$100.00	$129.90	$103.49	$83.82	$60.05	$53.49
NASDAQ Composite	$100.00	$108.87	$141.13	$137.12	$187.44	$271.64
S&P SmallCap 600 Restaurants	$100.00	$108.78	$100.34	$98.61	$103.52	$106.19
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

The table below reflects shares of common stock we repurchased in the fourth quarter of 2020:

		Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet to Be Purchased Under the Plans or Programs
September	Purchased 9/28 through 9/30	—	$—	—	$—
October	Purchased 10/1 through 10/31	—	$—	—	$—
November	Purchased 11/1 through 11/30	762,512	$6.11	762,512	$16,326,820
December	Purchased 12/1 through 12/31	771,792	$6.92	771,792	$10,983,543
January	Purchased 1/1 through 1/3	—	$—	—	$—

(1) Shares were repurchased in open market transactions pursuant to the Repurchase Program.

ITEM 6. SELECTED FINANCIAL DATA
Our fiscal years ended January 1, 2017, December 31, 2017, December 30, 2018 and December 29, 2019 presented below each include 52 weeks. The fiscal year ended January 3, 2021 presented below includes 53 weeks.
The information in the following tables should be read together with our audited consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. Our consolidated financial information may not be indicative of our future performance.

	Year Ended
Acquisition Activity:	January 1, 2017	December 31, 2017	December 30, 2018	December 29, 2019	January 3, 2021
Restaurants acquired	56	64	44	234	—
Transactions	7	3	4	3	—

	Year Ended
	January 1, 2017	December 31, 2017	December 30, 2018	December 29, 2019	January 3, 2021
	(In thousands, except share and per share data)
Statements of operations data:
Revenue:
Restaurant sales	943,583	1,088,532	1,179,307	1,452,516	1,547,502
Other revenue	—	—	—	10,249	—
Total revenue	943,583	1,088,532	1,179,307	1,462,765	1,547,502

Costs and expenses:
Cost of sales	250,112	304,593	326,308	431,969	452,738
Restaurant wages and related expenses	297,766	350,054	382,829	485,278	498,127
Restaurant rent expense	64,814	75,948	81,409	107,147	118,444
Other restaurant operating expenses	148,946	166,786	178,750	227,364	236,059
Advertising expense	41,299	44,677	48,340	58,689	60,735
General and administrative (1)(2)	54,956	60,348	66,587	84,734	84,051
Depreciation and amortization	47,295	54,159	58,468	74,674	81,727
Impairment and other lease charges	2,355	2,827	3,685	3,564	12,778
Other expense (income) (3)	338	(333)	(424)	(1,911)	(1,271)
Total operating expenses	907,881	1,059,059	1,145,952	1,471,508	1,543,388
Income (loss) from operations	35,702	29,473	33,355	(8,743)	4,114
Interest expense	18,315	21,710	23,638	27,856	27,283
Loss on extinguishment of debt	—	—	—	7,443	—
Gain on bargain purchase	—	—	(230)	—	—
Income (loss) before income taxes	17,387	7,763	9,947	(44,042)	(23,169)
Provision (benefit) for income taxes	(28,085)	604	(157)	(12,123)	6,294
Net income (loss)	$45,472	$7,159	$10,104	$(31,919)	$(29,463)
Per share data:
Basic and diluted net income (loss) per share:	$1.01	$0.16	$0.22	$(0.74)	$(0.58)

Weighted average shares used in computing net income (loss) per share:
Basic	35,178,329	35,416,531	35,715,372	43,421,715	50,751,185
Diluted	44,851,345	44,976,514	45,319,971	43,421,715	50,751,185

	Year Ended
	January 1, 2017	December 31, 2017	December 30, 2018	December 29, 2019	January 3, 2021
	(In thousands, except restaurant weekly sales data)
Other financial data:
Net cash provided by operating activities	$62,288	$72,783	$80,769	$48,708	$103,945
Total capital expenditures	94,099	73,516	75,735	134,879	56,890
Net cash used for investing activities	96,221	108,105	106,894	218,045	47,857
Net cash provided by financing activities	13,661	62,372	727	168,297	5,902
Operating Data:
Restaurants (at end of period)	753	807	849	1,101	1,074
Average number of restaurants	719.5	784.3	813.9	998.5	1,078.0
Average annual sales per restaurant (4)	1,311	1,388	1,449	1,455	1,436
Adjusted EBITDA (5)	89,505	91,771	102,990	86,371	107,855
Adjusted net income (loss) (5)	17,860	9,262	14,091	(15,323)	(3,733)
Adjusted Restaurant-Level EBITDA (5)	140,646	146,837	162,133	156,131	181,562
Change in comparable restaurant sales (6)	2.3%	5.2%	3.8%	2.2%	(2.7)%
Balance sheet data (at end of period):
Total assets	$490,115	$581,514	$600,251	$1,751,460	$1,757,085
Working capital	(39,231)	(19,514)	(47,461)	(109,540)	(44,396)
Debt:
Senior and senior subordinated debt	213,500	275,000	275,000	468,625	493,250
Finance leases	7,039	5,681	3,941	2,524	908
Lease financing obligations	3,020	1,203	1,201	1,198	1,189
Total debt	$223,559	$281,884	$280,142	$472,347	$495,347
Stockholders’ equity	$154,656	$169,060	$185,540	$309,462	$271,532

	Year Ended
	January 1, 2017	December 31, 2017	December 30, 2018	December 29, 2019	January 3, 2021
	(In thousands, except per share data)
Reconciliation of EBITDA and Adjusted EBITDA (5):
Net income (loss)	$45,742	$7,159	$10,104	$(31,919)	$(29,463)
Provision (benefit) for income taxes	(28,085)	604	(157)	(12,123)	6,294
Interest expense	18,315	21,710	23,638	27,856	27,283
Depreciation and amortization	47,295	54,159	58,468	74,674	81,727
EBITDA	82,997	83,632	92,053	58,488	85,841
Impairment and other lease charges	2,355	2,827	3,685	3,564	12,778
Acquisition and integration costs (7)	1,853	1,793	1,445	10,827	273
Abandoned development costs	—	—	—	256	3,464
Pre-opening costs	—	363	462	1,449	163
Other income, net (3)	(1,603)	(362)	(424)	(1,911)	(1,271)
Litigation and other professional expenses (8)	1,850	—	187	502	1,384
Stock compensation expense	2,053	3,518	5,812	5,753	5,223
Gain on bargain purchase	—	—	(230)	—	—
Loss on extinguishment of debt	—	—	—	7,443	—
Adjusted EBITDA	$89,505	$91,771	$102,990	$86,371	$107,855

	Year Ended
	January 1, 2017	December 31, 2017	December 30, 2018	December 29, 2019	January 3, 2021
Reconciliation of Adjusted Restaurant-Level EBITDA (5):
Income (loss) from operations	$35,702	$29,473	$33,355	$(8,743)	$4,114
Add:
General and administrative expenses	54,956	60,348	66,587	84,734	84,051
Restaurant integration costs	—	—	—	2,364	—
Pre-opening costs	—	363	462	1,449	163
Depreciation and amortization	47,295	54,159	58,468	74,674	81,727
Impairment and other lease charges	2,355	2,827	3,685	3,564	12,778
Other expense (income), net (3)	338	(333)	(424)	(1,911)	(1,271)
Adjusted Restaurant-Level EBITDA	$140,646	$146,837	$162,133	$156,131	$181,562

	Year Ended
	January 1, 2017	December 31, 2017	December 30, 2018	December 29, 2019	January 3, 2021
Reconciliation of Adjusted net income (loss) (5):
Net income (loss)	$45,472	$7,159	$10,104	$(31,919)	$(29,463)
Add:
Loss on extinguishment of debt	—	—	—	7,443	—
Impairment and other lease charges	2,355	2,827	3,685	3,564	12,778
Acquisition and integration costs (7)	1,853	1,793	1,445	10,827	273
Abandoned development costs	—	—	—	256	3,464
Pre-opening costs	—	363	462	1,449	163
Other income, net (3)	(1,603)	(362)	(424)	(1,911)	(1,271)
Gain on bargain purchase	—	—	(230)	—	—
Litigation and other professional expenses (8)	1,850	—	187	502	1,384
Income tax effect of above adjustments (9)	(1,693)	(1,756)	(1,138)	(5,534)	(4,199)
Adjustments to income tax benefit (10)	(30,374)	(762)	—	—	13,138
Adjusted net income (loss)	$17,860	$9,262	$14,091	$(15,323)	$(3,733)
Adjusted diluted net income (loss) per share (11)	$0.40	$0.21	$0.31	$(0.35)	$(0.07)
(1) Acquisition costs of $1.9 million, $1.8 million, $1.4 million, $8.5 million and $0.3 million were included in general and administrative expense for the years ended January 1, 2017, December 31, 2017, December 30, 2018, December 29, 2019 and January 3, 2021, respectively.
(2)General and administrative expenses include stock-based compensation expense for the years ended January 1, 2017, December 31, 2017, December 30, 2018, December 29, 2019 and January 3, 2021 of $2.1 million, $3.5 million, $5.8 million, $5.8 million and $5.2 million, respectively.
(3)In 2020, we recorded gains related to insurance recoveries from property damage at four of the Company's restaurants of $2.1 million, a net gain on twelve sale-leaseback transactions of $0.2 million and a loss on disposal of assets of $1.0 million. In fiscal 2019, we recorded, among other things, a $1.9 million gain related to a settlement with BKC for the approval of new restaurant development by other franchisees which unfavorably impacted our restaurants. In fiscal 2018 and 2017, we recorded net gains of $0.4 million and $0.3 million, respectively, primarily related to insurance recoveries from fires at two restaurants. In fiscal 2016, we recorded gains of $1.2 million related to property insurance recoveries from fires at two restaurants, a gain of $0.5 million related to a settlement for a partial condemnation on one of its operating restaurant properties and expense of $1.85 million related to a settlement of litigation.
(4)Average annual sales per restaurant are derived by dividing restaurant sales by the average number of restaurants operating during the period.
(5)EBITDA, Adjusted EBITDA, Restaurant-Level EBITDA and Adjusted net income (loss) are financial measures not in accordance with accounting principles generally accepted in the United States of America ("GAAP"). EBITDA represents net income or loss before income taxes, interest expense and depreciation and amortization. Adjusted EBITDA represents EBITDA as adjusted to exclude impairment and other lease charges, acquisition and integration costs, stock compensation expense, pre-opening costs, gain on bargain purchase, loss on extinguishment of debt and other income or expense. Adjusted Restaurant-Level EBITDA represents income or loss from operations adjusted to exclude general and administrative expenses, restaurant integration costs, pre-opening costs, depreciation and amortization, impairment and other lease charges, and other income or expense. Adjusted net income (loss) represents net income or loss as adjusted to exclude loss on extinguishment of debt, impairment and other lease charges, acquisition and integration costs, pre-opening expense gain on bargain purchase, litigation costs, legal settlement gains and other income or expense, the related income tax effect of these adjustments and the establishment or reversal of a valuation allowance on our net deferred income tax assets.
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
(6)Restaurants we acquire are included in comparable restaurant sales after they have been operated by us for 12 months. Sales from restaurants we develop are included in comparable sales after they have been open for 15 months. Comparable restaurant sales are on a 53-week basis for the year ended January 3, 2021.

(7)Acquisition and integration costs for the periods presented include certain legal and professional fees, corporate payroll, and other costs related to the integration of acquisitions and one-time repair and other operating costs which are included in Adjusted Restaurant-Level EBITDA.
(8)Litigation and other professional expenses in fiscal 2020 include legal costs pertaining to an ongoing lawsuit with one of our vendors, costs to settle a class action claim and other non-recurring professional service expenses. In fiscal 2019 and 2018, this included legal costs pertaining to an ongoing lawsuit with one of our vendors and for fiscal 2016, represents costs for settlement of certain litigation.
(9)The income tax effect related to all adjustments, other than the deferred income tax valuation allowance provision (benefit), was calculated using an incremental income tax rate of 25% in fiscal 2020 and fiscal 2019, 22.2% in fiscal 2018 and 38% in all other years presented.
(10)Fiscal 2020 includes tax expense of $13.1 million to record an incremental tax valuation allowance for certain income tax credits as they may expire prior to their utilization. The benefit for income taxes in fiscal 2019 contains discrete tax adjustments of $0.5 million of income tax expense. The benefit for income taxes in fiscal 2018 contains net discrete tax adjustments of $0.1 million of income tax expense. The provision for income taxes in fiscal 2017 contains a $0.8 million discrete tax benefit recorded in the fourth quarter to remeasure our net deferred taxes due to the lowering of the Federal income tax rate to 21% under the Tax Cuts and Jobs Act signed into law in the fourth quarter of 2017. The benefit for income taxes in fiscal 2016 reflects a $30.4 million income tax benefit recorded in the fourth quarter of 2016 to reverse a previously recorded valuation allowance on net deferred income tax assets.
(11)Adjusted diluted net income (loss) per share is calculated based on Adjusted net income (loss) and the dilutive weighted average common shares outstanding for each respective period.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our fiscal years consist of 52 or 53 weeks ending on the Sunday closest to December 31. The fiscal year ended January 3, 2021 contained 53 weeks and the fiscal year ended December 29, 2019 contained 52 weeks.
Introduction
We are a holding company and conduct all of our operations through our direct and indirect subsidiaries, Carrols, Carrols LLC, New CFH, LLC and its direct and indirect subsidiaries, and Republic Foods, Inc., and have no assets other than the shares of capital stock of Carrols and New CFH, LLC, our direct wholly-owned subsidiaries. The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) is written to help the reader understand our company. The MD&A is provided as a supplement to, and should be read in conjunction with, our Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K. The overview provides our perspective on the individual sections of MD&A, which include the following:
Company Overview—a general description of our business and our key financial measures.
Recent and Future Events Affecting Our Results of Operations—a description of recent events that affect, and future events that may affect, our results of operations.
Results of Operations—an analysis of our consolidated results of operations for the years ended January 3, 2021, and December 29, 2019, including a review of the material items and known trends and uncertainties. See Item 7 of our 2019 Annual Report on Form 10-K for an analysis of our consolidated results of operations for the years ended December 29, 2019 and December 30, 2018.
Liquidity and Capital Resources—an analysis of our cash flows, including capital expenditures, changes in capital resources and known trends that may impact liquidity.
Application of Critical Accounting Policies—an overview of accounting policies requiring critical judgments and estimates.
New accounting pronouncements—a discussion of new accounting pronouncements, dates of implementation, and the impact on our consolidated financial position or results of operations, if any.

Company Overview
Carrols Restaurant Group, Inc. and its consolidated subsidiaries (collectively, "Carrols Restaurant Group", the "Company", "we", "our" or "us") is one of the largest restaurant companies in the United States and has been operating restaurants for more than 60 years. We are the largest Burger King® franchisee in the United States, based on number of restaurants, and have operated Burger King® restaurants since 1976. As of January 3, 2021 we operated, as a franchisee, a total of 1,074 restaurants in 23 states under the trade names of Burger King® and Popeyes®. This included 1,009 Burger King® restaurants in 23 Northeastern, Midwestern, Southcentral and Southeastern states and 65 Popeyes® restaurants in seven Southeastern states.
During the year ended December 29, 2019, we acquired 179 Burger King® restaurants and 55 Popeyes restaurants in three separate transactions which we refer to as the "2019 acquired restaurants". During the year ended December 30, 2018, we acquired 44 Burger King® restaurants in four separate transactions, which we refer to as the "2018 acquired restaurants".
Any reference to "BKC" refers to Burger King Corporation and its indirect parent company, Restaurant Brands International Inc. ("RBI"). Any reference to "PLK" refers to Popeyes Louisiana Kitchen, Inc. and its indirect parent company, RBI.
The following is an overview of the key financial measures discussed in our results of operations:
•Restaurant sales consist of food and beverage sales at our restaurants, net of sales discounts and excluding sales tax collected. Restaurant sales are influenced by changes in comparable restaurant sales, menu price increases, new restaurant development, acquisition of restaurants and the closures of restaurants. Comparable restaurant sales reflect the change in year-over-year sales for a comparable restaurant base. Restaurants we acquire are included in comparable restaurant sales after they have been owned for 12 months and immediately after they re-open following a remodel. Newly developed restaurants are included in comparable restaurant sales after they have been open for 15 months. For comparative purposes, where applicable, the calculation of the changes in comparable restaurant sales is based either on a 53-week or 52-week year.
•Other revenue consists of fuel sales, food sales and sales of other convenience merchandise and services from the six convenience stores acquired as part of the Cambridge Acquisition (as defined in this MD&A). The six convenience stores were closed in the fourth quarter of 2019.
•Cost of sales consists of food, paper and beverage costs (including packaging costs) and delivery charges, less purchase discounts and vendor rebates. Cost of sales is generally influenced by changes in commodity costs, the mix of items sold, the level of promotional discounting, the effectiveness of our restaurant-level controls to manage food and paper costs and the relative contribution of delivery sales. In 2019, cost of sales also included fuel costs for the six convenience stores acquired as part of the Cambridge Acquisition, which contributed lower margins relative to our restaurant cost of sales.
•Restaurant wages and related expenses include all restaurant management and hourly productive labor costs and related benefits, employer payroll taxes and restaurant-level bonuses. Payroll and related benefits are subject to inflation, including minimum wage increases and increased costs for health insurance, workers’ compensation insurance and federal and state unemployment insurance.
•Restaurant rent expense includes base rent and variable rent on our leases characterized as operating leases. In 2018, restaurant rent expense also included the amortization of favorable and unfavorable leases and was reduced by the amortization of deferred gains on sale-leaseback transactions.
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
•EBITDA, Adjusted EBITDA, Adjusted Restaurant-Level EBITDA and Adjusted Net Income (Loss). EBITDA, Adjusted EBITDA, Adjusted Restaurant-Level EBITDA and Adjusted Net Income (Loss) are non-GAAP financial measures. EBITDA represents net income (loss) before income taxes, interest expense and depreciation and amortization. Adjusted EBITDA represents EBITDA adjusted to exclude impairment and other lease charges, acquisition and integration costs, loss on extinguishment of debt, stock compensation expense, other income or expense, abandoned site development costs, pre-opening expenses and certain other non-recurring expenses. Adjusted Restaurant-Level EBITDA represents income (loss) from operations adjusted to exclude general and administrative expenses, depreciation and amortization, impairment and other lease charges and other income or expense. Adjusted net income (loss) represents net income (loss) adjusted to exclude loss on extinguishment of debt, impairment and other lease charges, acquisition costs, pre-opening and litigation costs, legal settlement gains and other income and expense and the related income tax effect of these adjustments.
•We are presenting Adjusted EBITDA, Adjusted Restaurant-Level EBITDA and Adjusted Net Income (loss) because we believe that they provide a more meaningful comparison than EBITDA and net income of our core business operating results, as well as with those of other similar companies. Additionally, we present Adjusted Restaurant-Level EBITDA because it excludes the impact of general and administrative expenses and other income or expense, which are not directly related to restaurant-level operations. Management believes that Adjusted EBITDA and Adjusted Restaurant-Level EBITDA, when viewed with our results of operations in accordance with GAAP and the accompanying reconciliations on page 54, provide useful information about operating performance and period-over-period growth, and provide additional information that is useful for evaluating the operating performance of our core business without regard to potential distortions. Additionally, management believes that Adjusted EBITDA and Adjusted Restaurant-Level EBITDA permit investors to gain an understanding of the factors and trends affecting our ongoing cash earnings, from which capital investments are made and debt is serviced.
However, EBITDA, Adjusted EBITDA, Adjusted Restaurant-Level EBITDA and Adjusted Net Income (Loss) are not measures of financial performance or liquidity under GAAP and, accordingly, should not be considered as alternatives to net income, income from operations or cash flow from operating activities as indicators of operating performance or liquidity. Also, these measures may not be comparable to similarly titled captions of other companies. For the reconciliation between net income to EBITDA, Adjusted EBITDA and Adjusted net income and the reconciliation of income from operations to Adjusted Restaurant-Level EBITDA, see page 54.
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
•Although depreciation and amortization are non-cash charges, the assets that we currently depreciate and amortize will likely have to be replaced in the future, and EBITDA, Adjusted EBITDA and Adjusted Restaurant-Level EBITDA do not reflect the cash required to fund such replacements; and
•EBITDA, Adjusted EBITDA, Adjusted Restaurant-Level EBITDA and Adjusted Net Income (Loss) do not reflect the effect of earnings or charges resulting from matters that our management does not consider to be indicative of our ongoing operations. However, some of these charges (such as impairment, other lease charges, acquisition costs and litigation costs) have recurred and may reoccur.

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
•Interest expense consists of interest expense associated with our $425.0 million Term Loan B borrowings and $75.0 million Term Loan B-1 borrowings, amortization of deferred financing costs, amortization of original issue discount, interest on revolving credit borrowings, ticking fees, payments required under our interest rate swap arrangement, and, through April 30, 2019, interest on the $275.0 million of 8% Senior Secured Second Lien Notes due 2022 (the "8% Notes") and unamortized bond premium.
Recent and Future Events Affecting our Results of Operations
Impact of the COVID-19 Pandemic
The impact of the COVID-19 pandemic on restaurant sales at our Burger King restaurants began during the week ended March 15, 2020. During the week ended March 29, 2020, comparable restaurant sales decreased 33.8% compared to the prior year week. Comparable restaurant sales declines at our Burger King restaurants began easing mid-April, and for the month of June the change in comparable restaurant sales was positive. For our Popeyes restaurants, the impact of the COVID-19 pandemic on restaurant sales started during the week ended March 22, 2020, and began easing mid-April.
In response to the impact that the COVID-19 pandemic has had on our business operations and the continuing uncertainty in the economy in general, we have taken steps to adapt our business and strengthen and preserve our liquidity, including the following:
•In March 2020, we closed the dining rooms in all our restaurants and modified operating hours in line with local ordinances and day-part sales trends. These closures were in effect for most of the second quarter of 2020, with each restaurant operating according to their respective local governmental guidelines as well as safety procedures developed by BKC and PLK. As individual states and local governments have allowed reopenings, we have continually evaluated the opportunity to re-open dining rooms. By the end of the year, approximately 35% of dining rooms have reopened, however, in most cases, guests have continued to rely on our drive-thru, carry-out and delivery service modes. Restaurant sales in the fourth quarter of 2020 included approximately 1% of eat-in traffic at our Burger King restaurants and 7% of eat-in traffic at our Popeyes restaurants, which are the highest we've seen since the onset of the pandemic.
•We launched delivery services in March of 2020 at approximately 800 of our restaurants and have added additional third-party delivery partners as well as restaurant coverage over the course of the year. For the fourth quarter of 2020, delivery comprised approximately 3.5% of total restaurant sales and for all of 2020 delivery was approximately 2.4% of all sales.
•We temporarily closed 46 restaurants in late March 2020 and early April 2020 that were geographically close to one of our other restaurants, and these closures were in effect for most of the second quarter of 2020. By the end of 2020, we had reopened all of these restaurants with the exception of two Burger King restaurants we permanently closed in the third quarter.
•As discussed below, we increased revolving credit borrowing capacity under our Revolving Credit Facility (as defined below) by $30.8 million to a total of $145.8 million and borrowed Incremental Term B-1 Loans (as defined below) for net proceeds of $71.3 million after original issue discount to increase our liquidity and protect against the uncertainty of a prolonged pandemic.
•We remain committed to active management of our expenditures and for the second quarter of 2020 limited spending mainly to necessary restaurant maintenance issues. For the full year, we reduced operating capital expenditures to $56.9 million from $134.9 million in 2019.

•We reduced regional and corporate overhead by streamlining our regional management and support structure, improving our training process and instituted a 10% temporary reduction in all non-restaurant wages for the second quarter of 2020. Given our improved business trajectory, this reduction in wages was restored as of July 1, 2020.
•As allowed under the Coronavirus Aid, Relief and Economic Security Act, as amended (the "CARES Act"), we deferred payment of the employer portion of Social Security taxes through the end of 2020. The amount of the cumulative deferral at the end of 2020 was approximately $21.6 million, of which 50% is payable on each of December 31, 2021 and December 31, 2022.
•We negotiated with our landlords other than BKC to secure $5.8 million in deferral or abatement of 2020 cash rent obligations, of which $4.8 million was or is expected to be repaid over various periods beginning in the third quarter of 2020. We repaid $1.6 million related to these deferrals by the end of 2020.
•During the second quarter of 2020, we optimized payment terms with our key vendors and suppliers and utilized deferral opportunities with our utility vendors. These reverted to normal payment terms in July of 2020. During the year, we experienced a number of minor and/or temporary supply chain issues. All such issues have been resolved.
•We suspended any acquisition activity and share repurchases during the first quarter, which we subsequently reinstated during the fourth quarter.
Throughout the course of this evolving COVID-19 outbreak, we have been adapting our business in order to continue operating safely. To support the health and safety of our employees, beginning in March 2020 we mandated, among other things, the use of masks, sanitizers and temperature checks at the beginning of each shift for our team members as well as instituted contactless procedures in our restaurants. We also suspended all non-essential travel for our employees and implemented a work-from-home policy for all non-restaurant personnel effective through the second quarter of 2020. During the third quarter of 2020, administrative employees returned to the office on a voluntary basis in compliance with New York's phased re-opening.
Although the COVID-19 pandemic has negatively impacted the Company's customer traffic, the immediate actions taken to continue drive-thru and carry-out business operations and secure additional liquidity have minimized the financial impact on the Company's results of operations, financial condition and cash flows. We believe our business model and world-class brands are ideally positioned to serve value and convenience-seeking customers through our drive-thru, at-the-counter for take-out, and delivery channels.

While significant uncertainty remains as to when or the manner in which the circumstances surrounding the COVID-19 pandemic will change, including but not limited to stock price volatility, lower customer traffic, governmental restrictions on restaurant businesses and the unpredictable economic environment, we have been nimble in adapting our operations to the realities of the marketplace and saw the results of these efforts in 2020. In 2020, we were able to increase our full year Adjusted Restaurant-Level EBITDA and Adjusted EBITDA by $25.4 million and $21.5 million, respectively, by managing food costs, optimizing labor hours despite higher wage rates, and controlling other restaurant-level and corporate overhead expenses.
Cambridge Acquisition
On April 30, 2019, we completed a merger with New CFH, LLC, a former subsidiary of Cambridge Franchise Holdings, LLC ("Cambridge") and acquired 165 Burger King® restaurants, 55 Popeyes® restaurants and six convenience stores (the "Cambridge Acquisition"). Cambridge received a total of approximately 14.9 million shares of our common stock after conversion of all preferred stock initially issued to Cambridge in the Cambridge Acquisition. All shares of common stock issued to Cambridge are subject to a two year restriction on sale or transfer, subject to certain limited exceptions.
Area Development and Remodeling Agreement
The Company, Carrols, Carrols LLC, and BKC entered into a new Area Development Agreement (the "ADA") which commenced on April 30, 2019 and was set to end on September 30, 2024 and which superseded the Operating Agreement dated as of May 30, 2012, as amended, between Carrols LLC and BKC. The ADA was amended and restated by all parties on January 4, 2021 (the "Amended ADA").
Under the ADA, Carrols LLC had agreed to open, build and operate a total of 200 new Burger King restaurants including 32 additional Burger King restaurants by September 30, 2020, 41 additional Burger King restaurants by September 30, 2021, 41 additional Burger King restaurants by September 30, 2022, 40 additional Burger King restaurants by September 30, 2023 and 39 additional Burger King restaurants by September 30, 2024, subject to and in accordance with the terms of the ADA. Carrols LLC also had agreed under the ADA to remodel or upgrade a total of 748 Burger King restaurants to BKC’s Burger King of Tomorrow restaurant image, including 130 additional Burger King restaurants by September 30, 2020, 118 additional Burger King restaurants by September 30, 2021, 131 additional Burger King restaurants by September 30, 2022, 138 additional Burger King restaurants by September 30, 2023 and 141 additional Burger King restaurants by September 30, 2024, subject to and in accordance with the terms of the ADA.
These development commitments were substantially reduced in the Amended ADA. Pursuant to the Amended ADA, Carrols LLC agreed to open, build and operate a total of 50 new Burger King restaurants, 80% of which must be in Kentucky, Tennessee and Indiana. This includes four Burger King restaurants by September 30, 2021, 10 additional Burger King restaurants by September 30, 2022, 12 additional Burger King restaurants by September 30, 2023, 12 additional Burger King restaurants by September 30, 2024 and 12 additional Burger King restaurants by September 30, 2025.
In addition, pursuant to the Amended ADA, BKC granted Carrols LLC franchise pre-approval to build new Burger King restaurants or acquire Burger King restaurants from Burger King franchisees with respect to 500 Burger King restaurants in the aggregate in (i) Kentucky, Tennessee and Indiana (excluding certain geographic areas in Indiana) and (ii) (a) 16 states, which include Arkansas, Indiana, Kentucky, Louisiana, Maine, Maryland, Michigan, Mississippi, North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina, Tennessee, Vermont and Virginia (subject to certain exceptions for certain limited geographic areas within certain states) and (b) any other geographic locations that Carrols LLC enters after the commencement date of the Amended ADA pursuant to BKC procedures subject to certain limitations.
Pursuant to the ADA and for a cost of $3.0 million, BKC had assigned to Carrols LLC the right of first refusal on the sale of franchisee-operated restaurants in 16 states and a limited number of counties in four additional states, and granted franchise pre-approval to acquire Burger King restaurants until the date that we have acquired more than an aggregate of an additional 500 Burger King restaurants excluding those restaurants we acquired in the

Cambridge Acquisition ("ADA ROFR"). The ADA ROFR was terminated in connection with the Amended ADA and an impairment charge of $2.0 million for the unamortized value remaining from the payment for the ADA ROFR was recorded in 2020.
BKC agreed to contribute $10 million to $12 million for upgrades of approximately 50 to 60 Burger King restaurants in 2019 and 2020, most of which have already been remodeled to the 20/20 image and where BKC is the landlord on the lease for such Burger King restaurants operated by Carrols LLC or an affiliate. In 2019, we received $10.0 million from BKC under this arrangement.
On October 1 of each year following the commencement date of the ADA, Carrols LLC was required to pay BKC pre-paid franchise fees in the following amounts to be applied to new Burger King restaurants opened and operated by Carrols LLC: (a) $350,000 on the commencement date of the ADA, (b) $1,600,000 on October 1, 2019, (c) $2,050,000 on October 1, 2020, (d) $2,050,000 on October 1, 2021, (e) $2,000,000 on October 1, 2022 and (f) $1,950,000 on October 1, 2023. The Amended ADA eliminated the requirement for any prepayments due and payable on and after October 1, 2020, and the $0.6 million balance of prepaid franchise fees paid under the ADA that had not yet been applied to new restaurant development was forfeited.
Through the Cambridge Acquisition, we have also assumed a development agreement for Popeyes®, which includes an assignment by PLK of its right of first refusal under its franchise agreements with its franchisees for acquisitions in two southern states, as well as a development commitment to open, build and operate approximately 80 new Popeyes® restaurants over six years.
Restaurant Acquisitions
From the beginning of 2018 through January 3, 2021, we acquired 278 restaurants from other Burger King and Popeyes franchisees in the following transactions ($ in thousands):

Closing Date		Number of Restaurants	Purchase Price	Number of Fee-Owned Restaurants	Market Location
2018 Acquisitions:
February 13, 2018	(1)	1	$—		New York
August 21, 2018	(2)	2	1,666		Detroit, Michigan
September 5, 2018	(2)	31	25,930		Western Virginia
October 2, 2018		10	10,506		South Carolina and Georgia
		44	38,102	—
2019 Acquisitions:
April 30, 2019	(3)	220	259,083	14	Southeastern states, primarily TN, MS, LA
June 11, 2019		13	15,788		Baltimore, Maryland
August 20, 2019	(2)	1	1,108		Pennsylvania
		234	275,979	14
Total		278	$314,081	14
(1)We recorded a bargain purchase gain because the fair value of assets acquired, largely representing a franchise right asset of $0.3 million, exceeded the total fair value of consideration paid by $0.2 million.
(2)Acquisitions resulting from the exercise of our right of first refusal on acquisitions in certain markets.
(3)The Cambridge Acquisition included 165 Burger King restaurants and 55 Popeyes restaurants.
The 2019 acquired restaurants included 14 fee-owned properties, of which six were subsequently sold in sale-leaseback transactions in 2019 for net proceeds of $8.3 million and two were subsequently sold in sale leaseback transactions in 2020 for net proceeds of $3.4 million. All of the 2018 acquired restaurants were leased properties.

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
Capital Expenditures
We expect that our capital expenditures in 2021 will be approximately $65 million to $75 million, which includes approximately 35% for remodeling existing restaurants, 25% for the construction of eight new restaurants, and 20% for required ongoing capital maintenance expenditures.
In 2021, proceeds from sale/leaseback transactions related to new restaurant development are expected to be approximately $8 million to $13 million. We will review on an ongoing basis our future development and remodel plans in relation to our available capital resources.
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
The Second Amendment provides that beginning on the 180th day after the Second Amendment Effective Date and for so long as the Revolving Committed Amount is greater than $115.0 million, we shall pay to the Administrative Agent, for the ratable benefit of the Revolving Facility Lenders, a commitment fee (the "Ticking Fee") on the average daily amount of the Revolving Committed Amount at a rate per annum equal to (a) 0.125% for the 180th day after the Second Amendment Effective Date through and including the 269th day after the Second Amendment Effective Date, (b) 0.25% for the 270th day after the Second Amendment Effective Date through and including the 364th day after the Second Amendment Effective Date and (c) 1.00% for the 365th day after the Second Amendment Effective Date and thereafter. The Second Amendment provides that the Ticking Fee will be due and payable quarterly in arrears (calculated on a 360-day basis) on the last Business Day of each calendar quarter and will accrue from the 180th day after the Second Amendment Effective Date for so long as the Revolving Committed Amount is greater than $115.0 million. We recorded expense of $0.1 million related to these ticking fees in the year ended January 3, 2021.
The Second Amendment further provides that we shall use the proceeds of an Extension of Credit which results in the sum of the aggregate principal amount of outstanding Revolving Loans plus the aggregate amount of LOC Obligations equaling an amount in excess of $115.0 million, solely for our ongoing operations and our subsidiaries and shall not be held as cash on the balance sheet. Pursuant to the Letter Agreement, (the "Letter Agreement") dated as of March 25, 2020 among the Company, Wells Fargo Securities, LLC, Wells Fargo Bank, National Association and Truist Bank, we agreed to defer rent payments totaling approximately $2.4 million per month under certain real property leases for the period between April 1, 2020 through and including June 30, 2020. We paid these amounts in full according to these terms on July 1, 2020.
On April 8, 2020, we entered into the Third Amendment to our Senior Credit Facilities which increased the aggregate maximum commitments available for revolving credit borrowings (including standby letters of credit) under the Revolving Credit Facility by $15.4 million to a total of $145.8 million.
On April 16, 2020, we entered into the Fourth Amendment to our Senior Credit Facilities (the "Fourth Amendment"). The Fourth Amendment permits us to incur and, if necessary, repay indebtedness incurred pursuant to the Paycheck Protection Program (the "PPP") under the CARES Act. Subsequent to this amendment, we withdrew our application for relief under the PPP and returned the funds upon receipt.
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
As of January 3, 2021, there were no revolving credit borrowings outstanding and $9.7 million of letters of credit were issued under our Revolving Credit Facility. After reserving for issued letters of credit, $136.1 million was available for revolving credit borrowings under our Senior Credit Facilities at January 3, 2021.
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
During the year ended January 3, 2021, we repurchased 1,534,304 shares in open market transactions of our common stock at an average share price of $6.52 for a total cost of $10.0 million under the Repurchase Program. During the year ended December 29, 2019, we repurchased 553,112 shares in open market transactions at an average share price of $7.26 for a total cost of $4.0 million under the Repurchase Program.
We have no obligation to repurchase additional shares of stock under the Repurchase Program, and the timing, actual number and value of shares purchased will depend on our stock price, trading volume, general market and economic conditions and other factors.
Future Restaurant Closures
We evaluate the performance of our restaurants on an ongoing basis including an assessment of the current and future operating results of each restaurant in relation to its cash flow and future occupancy costs and, with regard to franchise agreement renewals, the cost of required capital improvements. We may elect to close restaurants based on these evaluations.
In 2020, excluding one restaurant relocated within its trade area, we closed 33 restaurants. We currently anticipate less than five restaurant closures in 2021 outside of any restaurants being relocated within their trade area at the end of their respective lease term.
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
Effect of Minimum Wage Increases
Certain of the states and municipalities in which we operate have increased their minimum wage rates for 2020 and in many cases have also approved additional increases for future periods. Most notably, New York State has increased the minimum wage applicable to our business to $13.75 an hour in 2020 from $12.75 per hour in 2019 and $11.75 per hour in 2018, with subsequent annual increases reaching $15.00 per hour by July 1, 2021. New York State has an Urban Youth Credit through 2022 from which we have been receiving approximately $500,000 per year since 2016. We had 125 restaurants in New York State as of January 3, 2021. We also have one restaurant in Massachusetts that has annual minimum wage increases reaching $15.00 per hour in 2023, 10 restaurants in New Jersey that have annual minimum wage increases reaching $15.00 per hour in 2024, and 45 total restaurants in Illinois and Maryland that also have annual minimum wage increases reaching $15.00 per hour in 2025. We typically attempt to offset the effects of wage inflation, at least in part, through periodic menu price increases. However, no assurance can be given that we will be able to offset these wage increases in the future.

Results of Operations
Fiscal 2020 compared to Fiscal 2019
The following table highlights the key components of sales and the number of restaurants in operation for the years ended January 3, 2021 and December 29, 2019 (dollars in thousands):

		Year ended
		January 3, 2021	December 29, 2019
		(in thousands of dollars)
Burger King restaurant sales		$1,459,016	$1,398,660
Popeyes restaurant sales		88,486	53,856
Total restaurant sales		$1,547,502	$1,452,516
Change in comparable Burger King restaurant sales %		(2.8)%	2.2%
Change in comparable Popeyes restaurant sales %		(0.1)%

Burger King restaurants operating at beginning of year		1,036	849
New restaurants opened, including relocations	(1)	7	21
Restaurants acquired		—	179
Restaurants closed, including relocations	(1)	(34)	(13)
Restaurants operating at end of year		1,009	1,036

Popeyes restaurants operating at beginning of year		65	—
New restaurants opened, including relocations		—	10
Restaurants acquired		—	55
Restaurants operating at end of year		65	65
(1) New restaurants opened in 2020 and 2019 included one and two restaurants, respectively, that were closed and relocated within their market areas.
Restaurant Sales and Other Revenue. Total restaurant sales in 2020 increased 6.5% to $1,547.5 million from $1,452.5 million in 2019. Comparable restaurant sales decreased 2.7% due to an increase in average check of 13.1% which was more than offset by a decrease in customer traffic of 13.9%. The comparable restaurant sales decline includes the significant sales declines we experienced in March (-16.8%) and April (-21.7%) of 2020 during the onset of the COVID-19 pandemic. The effect of menu price increases in 2020 was approximately 1.6%.
Restaurant sales overall increased $95.0 million, which included $28.4 million from the impact of a 53rd week in fiscal 2020 and $95.7 million from including a full year of operations for the 200 restaurants acquired in 2019 as compared with eight months of operations in fiscal 2019. In fiscal 2019, we had other revenue of $10.2 million from six convenience stores acquired in the Cambridge Acquisition that are not included in restaurant sales above. These stores were closed at the end of 2019.

Operating Costs and Expenses (percentages stated as a percentage of total restaurant sales unless otherwise noted).
The following table sets forth selected operating results for the years ended January 3, 2021 and December 29, 2019:

	Year Ended
	January 3, 2021	December 29, 2019
Costs and expenses (all restaurants):
Cost of sales	29.3%	29.7%
Restaurant wages and related expenses	32.2%	33.4%
Restaurant rent expense	7.7%	7.4%
Other restaurant operating expenses	15.3%	15.7%
Advertising expense	3.9%	4.0%
General and administrative expenses	5.4%	5.8%
Cost of sales decreased as a percentage of restaurant sales to 29.3% in 2020 from 29.7% in 2019. This decrease reflected the positive impacts of improved operational efficiencies at our Burger King restaurants (0.8%), menu price increases taken since the end of 2019 at our Burger King restaurants (0.5%), and the inclusion of convenience stores in the prior year which had a higher cost of sales (0.6%). These positive impacts were offset by increased commodity costs at our Burger King restaurants (1.1%, including a 3.2% increase in ground beef prices compared to 2019) and the inclusion of delivery costs in 2020 (0.4%). The impact of higher promotional discounting during 2020 was offset by a favorable sales mix.
Cost of sales at our Popeyes restaurants improved approximately 160 basis points over last year due to improved operations at those restaurants (0.1%). Cost of sales in the prior year related to the convenience stores we closed in the fourth quarter of 2019 was $9.2 million, or 0.6% of revenue in 2020.
Restaurant wages and related expenses decreased to 32.2% in 2020 from 33.4% in 2019 due to labor adjustments we made during 2020 in response to the COVID-19 pandemic. We were able to adjust our labor requirements and hours based on operating day part sales trends and in response to dining room closures. The impact of hourly labor rate increases in 2020, inclusive of minimum wage increases, was 5.6% at our legacy restaurants when compared to the prior year period. This was more than offset through effective labor hour management in 2020.
Restaurant rent expense increased to 7.7% in 2020 from 7.4% in 2019 due to the sale-leaseback of 36 restaurant locations from the fourth quarter of 2019 through the end of 2020 which either previously did not incur rent costs or resulted in higher rent on the property.
Other restaurant operating expenses decreased to 15.3% in 2020 from 15.7% in 2019 due primarily to lower repair and maintenance costs (0.2%) and lower utility costs (0.2%).
Advertising expense decreased to 3.9% in 2020 from 4.0% in 2019 due to advertising incentives received for certain remodeled Burger King restaurants.
Adjusted Restaurant-Level EBITDA. As a result of the factors above, as well as the impact of the 53rd week in fiscal 2020 of $6.3 million, Adjusted Restaurant-Level EBITDA increased $25.4 million to $181.6 million in 2020 from $156.1 million in 2019. For a reconciliation between Adjusted Restaurant-Level EBITDA and income from operations see page 54.
General and Administrative Expenses. General and administrative expenses decreased to $84.1 million in 2020 from $84.7 million in 2019. We reduced regional and corporate overhead in 2020 by streamlining our regional management structure and making improvements to our training process, which offset the impact of increased overhead from the Cambridge Acquisition, as well as reducing travel by $1.4 million in 2020 compared to 2019. We instituted a 10% temporary reduction in non-restaurant wages for the second quarter of 2020, which reduced general and administrative expenses by $1.0 million. This 10% temporary reduction in non-restaurant wages was restored as of July 1, 2020. The full impact of these administrative cost reductions was offset by $3.4 million higher administrative bonus accruals in 2020 as a result of favorable profitability in the period.
We incurred $1.4 million and $0.5 million in 2020 and 2019, respectively, in administrative costs pertaining to non-recurring litigation and professional fees. In connection with our pause on new development in 2020, we recorded $3.5 million in expense for abandoned site development costs, including $0.6 million related to forfeiting prepaid franchise fees in connection with the Amended ADA. Administrative expenses in 2019 included $8.2 million more of acquisition and integration costs. General and administrative expenses excluding the non-recurring costs described above decreased as a percentage of total revenues to 5.1% in 2020 from 5.2% in 2019.
Adjusted EBITDA. As a result of the factors above, as well as an impact from the 53rd week in fiscal 2020 of $5.3 million, Adjusted EBITDA increased $21.5 million to $107.9 million in 2020 from $86.4 million in 2019.
For a reconciliation between net income and EBITDA and Adjusted EBITDA see page 54.
Depreciation and Amortization. The increase in depreciation and amortization expense to $81.7 million in 2020 from $74.7 million in 2019 was primarily due to our acquisitions of restaurants in 2019 being included for a full year in 2020.
Impairment and Other Lease Charges. We recorded impairment and other lease charges of $12.8 million in 2020 consisting of $2.0 million related to the impairment of the remaining unamortized value of our right of first refusal under our ADA with BKC, $5.0 million related to initial impairment charges for fifteen underperforming restaurants, $1.2 million of capital expenditures at previously impaired restaurants, and other lease charges of $4.6 million primarily related to the closure of 23 of our underperforming restaurant locations during 2020.
We recorded impairment and other lease charges of $3.6 million in 2019 and included $0.3 million of capital expenditures at previously impaired restaurants, $1.3 million related to initial impairment charges for seven underperforming restaurants, and other lease charges of $1.9 million mostly related to the closing of the six convenience stores acquired in 2019 from Cambridge.
Other Income, Net. In 2020, we recorded other income, net, of $1.3 million which consisted of gains related to insurance recoveries from property damage at four of our restaurants of $2.1 million, a net gain on 12 sale-leaseback transactions of $0.2 million and a loss on disposal of assets of $1.0 million.
In 2019, we recorded other income, net, of $1.9 million, which consisted of a $1.9 million gain from a settlement with BKC for their approval of new restaurant development by other franchisees which unfavorably impacted our restaurants, a $0.6 million net gain on sale-leaseback transactions, a $0.2 million gain related to insurance recoveries from fire at two of our restaurants and a loss on a disposal of restaurant equipment of $0.8 million.
Interest Expense. Interest expense decreased to $27.3 million in 2020 from $27.9 million in 2019. The weighted average interest rate on our long-term debt, excluding lease financing obligations, was 4.6% in 2020 and 6.1% in 2019.
Loss on Extinguishment of Debt. We recognized a loss on extinguishment of debt of $7.4 million in 2019 in connection with the refinancing of the 8% Notes. The loss consisted of the write-off of unamortized debt costs, unamortized bond premium and additional redemption fees.
Provision (Benefit) for Income Taxes. In 2020, we recorded income tax expense of $6.3 million and our effective income tax rate was 27.2%. The difference to the Federal statutory rate for 2020 of 21% is primarily due to a charge in the period of $13.1 million to establish an incremental tax valuation allowance for certain income tax credits as they may expire prior to utilization, the tax benefit of state income taxes, and other discrete tax items.
The benefit for income taxes in 2019 of $12.1 million was at an effective tax rate of 27.5%, including discrete tax expense items of $0.5 million. The difference compared to the Federal statutory rate for 2019 of 21% is primarily due to the tax benefit of employment tax credits which are not directly related to the amount of pre-tax loss and the tax benefit of state income taxes.
Net Income (Loss). As a result of the above, our net loss was $29.5 million in 2020, or $0.58 per diluted share, compared to net loss of $31.9 million in 2019, or $0.74 per diluted share.

Reconciliations of net income (loss) to EBITDA, Adjusted EBITDA and Adjusted net income (loss) and income (loss) from operations to Adjusted Restaurant-Level EBITDA for the years ended January 3, 2021 and December 29, 2019 are as follows (in thousands):

	Year Ended
	January 3, 2021	December 29, 2019
Reconciliation of EBITDA and Adjusted EBITDA:
Net income (loss)	$(29,463)	$(31,919)
Provision (benefit) for income taxes	6,294	(12,123)
Interest expense	27,283	27,856
Depreciation and amortization	81,727	74,674
EBITDA	85,841	58,488
Impairment and other lease charges	12,778	3,564
Acquisition and integration costs (1)	273	10,827
Abandoned development costs (2)	3,464	256
Pre-opening costs (3)	163	1,449
Litigation costs and other professional expenses (4)	1,384	502
Other income, net (5)(6)	(1,271)	(1,911)
Stock compensation expense	5,223	5,753
Loss on extinguishment of debt	—	7,443
Adjusted EBITDA	$107,855	$86,371

	Year Ended
	January 3, 2021	December 29, 2019
Reconciliation of Adjusted Restaurant-Level EBITDA:
Income (loss) from operations	$4,114	$(8,743)
Add:
General and administrative expenses	84,051	84,734
Acquisition and integration costs (1)	—	2,364
Pre-opening costs (3)	163	1,449
Depreciation and amortization	81,727	74,674
Impairment and other lease charges	12,778	3,564
Other income, net (5)(6)	(1,271)	(1,911)
Adjusted Restaurant-Level EBITDA	$181,562	$156,131

	Year Ended
	January 3, 2021	December 29, 2019
Reconciliation of Adjusted net loss:
Net loss	$(29,463)	$(31,919)
Add:
Impairment and other lease charges	12,778	3,564
Acquisition and integration costs (1)	273	10,827
Abandoned development costs (2)	3,464	256
Pre-opening costs (3)	163	1,449
Litigation and other professional expenses (4)	1,384	502
Other income, net (5)(6)	(1,271)	(1,911)
Loss on extinguishment of debt	—	7,443
Income tax effect on above adjustments (7)	(4,199)	(5,534)
Valuation allowance for deferred taxes (8)	13,138	—
Adjusted net loss	$(3,733)	$(15,323)
Adjusted diluted net loss per share (9)	$(0.07)	$(0.35)
Diluted weighted average common shares outstanding	50,751	43,422
(1)Acquisition and integration costs for twelve months ended January 3, 2021 primarily include legal and professional fees incurred in connection with the acquisition of 165 Burger King and 55 Popeyes restaurants from Cambridge Franchise Holdings, LLC in 2019, which were included in general and administrative expense. Acquisition and integration costs for the twelve months ended December 29, 2019 of $10.8 million include certain legal and professional fees; corporate payroll, and other costs related to the integration of the Cambridge merger and one-time repair costs which are included in Adjusted Restaurant-Level EBITDA.
(2)Abandoned development costs for the twelve months ended January 3, 2021 and December 29, 2019 represent the write-off of capitalized costs due to the abandoned development of future restaurant locations.
(3)Pre-opening costs for the twelve months ended January 3, 2021 and December 29, 2019 include training, labor and occupancy costs incurred during the construction of new restaurants.
(4)Litigation and other professional expenses for the twelve months ended January 3, 2021 and December 29, 2019 include costs pertaining to an ongoing lawsuit with one of the Company's former vendors, costs to settle a class action claim and other non-recurring professional service expenses.
(5)Other income, net for the twelve months ended January 3, 2021 included gains related to insurance recoveries from property damage at four of the Company's restaurants of $2.1 million, a net gain on 12 sale-leaseback transactions of $0.2 million and a loss on disposal of assets of $1.0 million.
(6)Other income, net for the twelve months ended December 29, 2019 included a $1.9 million gain related to a settlement with Burger King Corporation for the approval of new restaurant development by other franchisees which unfavorably impacted the Company's restaurants, net gains on sale-leaseback transactions of $0.6 million, a gain related to an insurance recovery from property damage at two of the Company's restaurants of $0.2 million and a loss on a disposal of restaurant equipment of $0.8 million.
(7)The income tax effect related to the adjustments to Adjusted Net Loss during the periods presented was calculated using an incremental income tax rate of 25.0% for the three and twelve months ended January 3, 2021 and December 29, 2019, respectively.
(8)Reflects the removal of the income tax provision recorded during the year ended January 3, 2021 for the establishment of a valuation allowance on certain federal income tax credits as they may expire prior to their utilization by the Company.
(9)Adjusted diluted net loss per share is calculated based on Adjusted net loss and the diluted weighted average common shares outstanding for the respective periods, where applicable.

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
Interest payments under our debt obligations, capital expenditures including for our remodeling initiatives, payments of royalties and advertising to BKC and Popeyes and payments related to our lease obligations represent significant liquidity requirements for us, not including any discretionary expenditures for the acquisition or development of additional Burger King and Popeyes restaurants. We believe our cash balances, cash generated from our operations and availability of revolving credit borrowings under our Senior Credit Facilities provide sufficient cash availability to cover our anticipated working capital needs, capital expenditures and debt service requirements for the next twelve months.
Operating activities. Net cash provided from operating activities for the years ended January 3, 2021 and December 29, 2019 was $103.9 million and $48.7 million, respectively. Net cash provided by operating activities in 2020 increased by $55.2 million compared to 2019 due primarily to an increase of Adjusted EBITDA of $21.5 million and a change in working capital of $19.0 million, primarily related to our deferral of the employer portion of social security taxes through the end of 2020 of $21.6 million.
Net cash provided from operating activities in 2019 decreased by $32.1 million compared to 2018 due primarily to a reduction of Adjusted EBITDA of $16.6 million, an increase in deferred income tax liabilities of $11.5 million and a change in operating right-of use assets and operating lease liabilities of $4.0 million.
Investing activities. Net cash used for investing activities from continuing operations for the years ended January 3, 2021 and December 29, 2019 was $47.9 million and $218.0 million, respectively. In 2020, in addition to our capital expenditures of $56.9 million, we received net proceeds of $7.0 million from sale-leaseback transactions, including properties purchased for sale-leaseback, and received $2.1 million from property insurance recoveries.
In 2019, in addition to our capital expenditures of $134.9 million, we completed the Cambridge Acquisition which included approximately $113.8 million for retirement of the Cambridge indebtedness net of cash, acquired fourteen Burger King restaurants from other franchisees for $16.9 million, and received net proceeds of $47.2 million from sale-leaseback transactions, including properties purchased for sale-leaseback.
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

The following table sets forth our capital expenditures for the periods presented (dollar amounts in thousands):

Year Ended January 3, 2021:
New restaurant development	$17,824
Restaurant remodeling	15,317
Other restaurant capital expenditures	13,064
Corporate and restaurant information systems	10,685
Total capital expenditures	$56,890
Number of new restaurant openings including relocations	7
Year Ended December 29, 2019:
New restaurant development	$53,596
Restaurant remodeling	50,383
Other restaurant capital expenditures	18,922
Corporate and restaurant information systems	11,978
Total capital expenditures	$134,879
Number of new restaurant openings including relocations	31
Financing activities. Net cash provided by financing activities in 2020 was $5.9 million and included $71.3 million in net proceeds from issuance of the Incremental Term B-1 Loans, net repayments of our revolving credit borrowings of $45.8 million, and purchases of treasury shares of $10.1 million. We also incurred $3.3 million of costs associated with the financing long-term debt, made principal payments on term loan facilities of $4.6 million, made principal payments on finance leases of $1.6 million, and repurchased shares of our common stock for $10.0 million.
Net cash provided by financing activities in 2019 was $168.3 million, due primarily to proceeds from the Term Loan B Facility of $422.9 million combined with net revolving credit borrowings of $45.8 million under the Revolving Credit Facility and the redemption of the 8.0% Notes including premium and fees of $280.5 million. We also incurred $11.5 million of costs associated with the Senior Credit Facilities, made principal payments on finance leases of $2.2 million, and repurchased shares of our common stock for $4.0 million.
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
At January 3, 2021, borrowings under our Senior Credit Facilities bore interest as follows:
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
The Term Loan B and B-1 borrowings are due and payable in quarterly installments, which began on September 30, 2019. Amounts outstanding at January 3, 2021 are due and payable as follows:
(i) twenty-one quarterly installments of $1.3 million;
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
As of January 3, 2021, there were no revolving credit borrowings outstanding and $9.7 million of letters of credit issued under the Revolving Credit Facility. After reserving for issued letters of credit and outstanding revolving credit borrowings, $136.1 million was available for revolving credit borrowings at January 3, 2021 under the Revolving Credit Facility. We were in compliance with the financial covenants under our Senior Credit Facilities at January 3, 2021.
Prior Senior Credit Facility. On May 30, 2012, we entered into a senior credit facility (the "prior senior credit facility"), which was most recently amended on June 20, 2017 to increase the permitted indebtedness of our 8% Notes to a principal amount not to exceed $300.0 million in order to provide for the additional $75 million principal amount of the 8% Notes issued on June 23, 2017. Previously, on January 13, 2017, we entered into an amendment to our prior senior credit facility to, among other things, increase maximum revolving credit borrowings to $125.0 million (including $20.0 million available for letters of credit). The prior senior credit facility also provided for potential incremental borrowing increases of up to $25.0 million, in the aggregate.
Borrowings under the prior senior credit facility bore interest at a rate per annum, at our option, of:
(i) the Alternate Base Rate plus the applicable margin of 1.75% to 2.75% based on our Adjusted Leverage Ratio, or
(ii) the LIBOR Rate plus the applicable margin of 2.75% to 3.75% based on our Adjusted Leverage Ratio (all terms as defined under the prior senior credit facility).
Contractual Obligations
The following table summarizes our contractual obligations and commitments as of January 3, 2021 (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Long-term debt obligations, including interest (1)	$618,092	$28,938	$57,138	$56,168	$475,848
Finance lease obligations, including interest (2)	1,020	583	308	70	59
Operating lease obligations (3)	1,364,662	99,191	196,855	191,466	877,150
Lease financing obligations, including interest (4)	1,451	110	1,341	—	—
Total contractual obligations	$1,985,225	$128,822	$255,642	$247,704	$1,353,057

(1)Our long term debt at January 3, 2021 included $493.3 million of Term Loan B and B-1 borrowings under our Senior Credit Facilities and no borrowings under our Revolving Credit Facility. Total interest payments on term loan borrowings under our Senior Credit Facilities of $124.8 million for all years presented are included at the coupon rate of 5.74% per annum.
(2)Includes total interest of $0.1 million for all years presented.
(3)Includes total interest of $512.9 million for all years presented.
(4)Includes total interest of $0.3 million for all years presented.
We have not included obligations under our postretirement medical benefit plans in the contractual obligations table as our postretirement plan is not required to be funded in advance, but is funded as retiree medical claims are paid. Also excluded from the contractual obligations table are payments we may make for workers' compensation, general liability and employee healthcare claims for which we pay all claims, subject to annual stop-loss limitations both for individual claims and claims in the aggregate. The majority of our recorded liabilities related to self-insured employee health and insurance plans represent estimated reserves for incurred claims that have yet to be filed or settled. The total of these liabilities was $9.9 million at January 3, 2021.
Future restaurant remodeling obligations to BKC have also been excluded from the table above as well as contractual obligations related to royalties and advertising payable to BKC.
Long-Term Debt Obligations. Refer to Note 8 of our consolidated financial statements for details of our long-term debt.

Lease Guarantees. Fiesta Restaurant Group, Inc. ("Fiesta"), our former wholly-owned subsidiary, was spun-off in 2012 to our stockholders. As of January 3, 2021, we are a guarantor under 18 Fiesta restaurant property leases, of which all except for two are still operating, with lease terms expiring on various dates through 2030. We are fully liable for all obligations under the terms of the leases in the event that Fiesta fails to pay any sums due under the lease, subject to indemnification provisions of the separation and distribution agreement entered into in connection with the spin-off.
The maximum potential liability for future rental payments we could be required to make under these leases at January 3, 2021 was $13.6 million. The obligations under these leases will generally continue to decrease over time as these operating leases expire. No payments have been made to date and none are expected to be required to be made in the future. We have not recorded a liability for those guarantees in accordance with ASC 460 - Guarantees as Fiesta has indemnified us for all such obligations and we did not believe it was probable we would be required to perform under any of the guarantees or direct obligations.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.
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
Application of Critical Accounting Policies
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in the “Significant Accounting Policies” footnote in the notes to our consolidated financial statements. Critical accounting estimates are those that require application of management’s most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods.
Sales recognition at our restaurants is straightforward as customers pay for products at the time of sale and inventory turns over very quickly. Payments to vendors for products sold in the restaurants are generally settled within 30 days. The earnings reporting process is covered by our system of internal controls and generally does not require significant management estimates and judgments. However, critical accounting estimates and judgments, as noted below, are inherent in the assessment and recording of the fair market values of acquired restaurant assets and liabilities, insurance liabilities, assessing impairment of long-lived assets, lease accounting matters and the valuation of deferred income tax assets. While we apply our judgment based on assumptions believed to be reasonable under the circumstances, actual results could vary from these assumptions. It is possible that materially different amounts would be reported using different assumptions.
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
Insurance Liabilities. The amount of liability we record for claims related to insurance requires us to make judgments about the amount of expenses that will ultimately be incurred. We are insured for certain losses related to workers’ compensation, general liability and medical insurance claims under policies where we pay all claims, subject to annual stop-loss insurance limitations both for individual claims and claims in the aggregate. We record insurance liabilities based on historical trends, which are continually monitored, and adjust accruals as warranted by changing circumstances. Since there are estimates and assumptions inherent in recording these insurance liabilities, including the ability to estimate the future development of incurred claims based on historical claims experience and loss reserves, current claim data, and the severity of the claims, differences between actual future events and prior estimates and assumptions could result in adjustments to these liabilities. As of January 3, 2021, we had $9.9 million accrued for these insurance claims.
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
Valuation of Deferred Income Tax Assets. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to the years in which those differences are expected to be recovered or settled. Deferred tax assets are recognized to the extent we believe these assets will more likely than not be realized. In evaluating the realizability of our net deferred tax assets, we perform an assessment of positive and negative evidence, as required by ASC 740. ASC 740 prescribes that objective historical evidence, in particular our three-year cumulative loss position at January 3, 2021, be given a greater weight than subjective evidence, including our forecast of future taxable income, which include assumptions that cannot be objectively verified. In determining the likelihood of future realization of the deferred income tax assets as of January 3, 2021 and December 29, 2019 we considered both positive and negative evidence and weighted the effect of such evidence based upon its objectivity. Based on the required weight of evidence under ASC 740, as of January 3, 2021 we determined that a valuation allowance was needed for certain income tax credits in the amount of $13.1 million as they may expire prior to their utilization. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as projections for growth. We will continue to monitor and evaluate the positive and negative evidence considered in arriving at the above conclusion, in order to assess whether such conclusion remains appropriate in future periods.
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are exposed to market risk associated with fluctuations in interest rates, primarily limited to borrowings under our Senior Credit Facilities. At January 3, 2021, there were outstanding borrowings of $493.3 million under our Senior Credit Facilities. A 1% change in interest rates would have resulted in a $3.3 million change to interest expense for the year ended January 3, 2021 and a $3.2 million change to interest expense for the year ended December 29, 2019.
At January 3, 2021, borrowings under the Senior Credit Facilities bore interest as follows (all terms as defined in our Senior Credit Facilities):
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
Evaluation of Disclosure Controls and Procedures. We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as

well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 3, 2021.
Changes in Internal Control over Financial Reporting. No changes occurred in our internal control over financial reporting during the fourth quarter of 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Management has evaluated the effectiveness of its internal control over financial reporting as of January 3, 2021 based on the criteria set forth in a report entitled Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, we have concluded that, as of January 3, 2021, our internal control over financial reporting was effective based on those criteria.
Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on the effectiveness of our internal control over financial reporting and their report is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Carrols Restaurant Group, Inc.

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Carrols Restaurant Group, Inc. and subsidiaries (the “Company”) as of January 3, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 3, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended January 3, 2021 of the Company and our report dated March 11, 2021 expressed an unqualified opinion on those consolidated financial statements.

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
March 11, 2021

ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference from our Definitive Proxy Statement to be filed in connection with the 2021 Annual Meeting of Stockholders.

We have adopted a written code of ethics applicable to our directors, officers and employees in accordance with the rules of The NASDAQ Stock Market and the SEC. We make our code of ethics available free of charge through our internet website, www.carrols.com. We will disclose on our website amendments to or waivers from our code of ethics in accordance with all applicable laws and regulations.
ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference from our Definitive Proxy Statement to be filed in connection with the 2021 Annual Meeting of Stockholders.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from our Definitive Proxy Statement to be filed in connection with the 2021 Annual Meeting of Stockholders.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR

Incorporated by reference from our Definitive Proxy Statement to be filed in connection with the 2021 Annual Meeting of Stockholders.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Incorporated by reference from our Definitive Proxy Statement to be filed in connection with the 2021 Annual Meeting of Stockholders.

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
2.1
Asset Purchase Agreement, dated as of March 26, 2012, among Carrols Restaurant Group, Inc., Carrols LLC and Burger King Corporation (incorporated by reference to Exhibit 2.1 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on March 28, 2012)

2.2
Agreement and Plan of Merger, dated as of February 19, 2019 among Carrols Restaurant Group, Inc., Carrols Holdco Inc., GRC MergerSub Inc., GRC MergerSub LLC, Cambridge Franchise Partners, LLC, Cambridge Franchise Holdings, LLC and New CFH, LLC (incorporated by reference to Exhibit 2.1 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on February 25, 2019)

3.1
Amended and Restated Certificate of Incorporation of Carrols Restaurant Group, Inc. (incorporated by reference to Exhibit 3.1 to Carrols Restaurant Group Inc.'s Current Report on Form 8-K filed on May 6, 2019)

3.2
Certificate of Amendment to Amended and Restated Certificate of Incorporation of Carrols Restaurant Group, Inc. (incorporated by reference to Exhibit 3.2 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on May 6, 2019)

3.3
Certificate of Amendment to Amended and Restated Certificate of Incorporation of Carrols Restaurant Group, Inc. (incorporated by reference to Exhibit 3.3 to Carrols Restaurant Group, Inc's Annual Report on Form 10-K filed on March 13, 2020)

3.4	Amended and Restated Bylaws of Carrols Restaurant Group, Inc. (incorporated by reference to Exhibit 3.3 to Carrols Restaurant Group Inc.'s Current Report on Form 8-K filed on May 6, 2019)
3.5	Amendment to Carrols Restaurant Group, Inc. Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on May 6, 2019)
3.6
Second Amendment to Amended and Restated Bylaws of Carrols Restaurant Group, Inc. (incorporated by reference to Exhibit 3.3 to Carrols Restaurant Group, Inc's Annual Report on Form 10-K filed on March 13, 2020)

3.7
Carrols Restaurant Group, Inc. Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on June 1, 2012)

3.8
Carrols Restaurant Group, Inc. Certificate of Designation of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on May 6, 2019)

3.9
Certificate of Amendment to Certificate of Designation of Series B Convertible Preferred Stock of Carrols Restaurant Group, Inc. (incorporated by reference to Exhibit 3.3 to Carrols Restaurant Group, Inc's Annual Report on Form 10-K filed on March 13, 2020)

3.10
Form of Carrols Restaurant Group, Inc. Certificate of Retirement of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on December 3, 2018)

3.11
Certificate of Designations of Series C Convertible Preferred Stock of Carrols Restaurant Group, Inc. (incorporated by reference to Exhibit 4.2 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on May 6, 2019)

4.1
Form of Registration Agreement by and among Carrols Restaurant Group, Inc., Atlantic Restaurants, Inc., Madison Dearborn Capital Partners, L.P., Madison Dearborn Capital Partners II, L.P., Alan Vituli, Daniel T. Accordino and Joseph A. Zirkman (incorporated by reference to Exhibit 10.24 to Carrols Corporation's 1996 Annual Report on Form 10-K)

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

4.10	Description of Capital Stock #
10.1	Carrols Corporation Retirement Savings Plan dated April 1, 1999 (incorporated by reference to Exhibit 10.29 to Carrols Corporation's 1999 Annual Report on Form 10-K) †
10.2	Carrols Corporation Retirement Savings plan July 1, 2002 Restatement (incorporated by reference to Exhibit 10.29 to Carrols Corporation's September 29, 2002 Quarterly Report on Form 10-Q) †
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
10.11
Form of Agreement, by and among Carrols Restaurant Group, Inc., Madison Dearborn Capital Partners, L.P., Madison Dearborn Capital Partners, II, L.P., BIB Holdings (Bermuda) Ltd., Alan Vituli, Daniel T. Accordino and Joseph A. Zirkman (incorporated by reference to Exhibit 10.31 to Carrols Restaurant Group Inc.'s Registration Statement on Form S-1, as amended (Registration No. 333-137524))

10.12
Form of Amendment No. 1 to Registration Agreement, by and among Carrols Restaurant Group, Inc., Madison Dearborn Capital Partners, L.P., Madison Dearborn Capital Partners, II, L.P., BIB Holdings (Bermuda) Ltd., Alan Vituli, Daniel T. Accordino and Joseph A. Zirkman (incorporated by reference to Exhibit 10.32 to Carrols Restaurant Group Inc.'s Registration Statement on Form S-1, as amended (Registration No. 333-137524))

10.13
Employment Agreement dated as of December 22, 2011 among Carrols Restaurant Group, Inc., Carrols LLC and Daniel T. Accordino (incorporated by reference to Exhibit 10.1 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on December 27, 2011) †

10.14
First Amendment to Employment Agreement, dated as of September 6, 2013, among Carrols Restaurant Group, Inc., Carrols LLC and Daniel T. Accordino (incorporated by reference to Exhibit 10.1 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on September 11, 2013) †

10.15
Amended and Restated Carrols Corporation and Subsidiaries Deferred Compensation Plan dated December 1, 2008 (incorporated by reference to Exhibit 10.23 to Carrols Restaurant Group's and Carrols Corporation's 2008 Annual Report on Form 10-K) †

10.16
Separation and Distribution Agreement dated as of April 24, 2012 among Carrols Restaurant Group, Inc., Carrols Corporation, Carrols LLC and Fiesta Restaurant Group, Inc. (incorporated by reference to Exhibit 10.1 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on April 26, 2012)

10.17
Tax Matters Agreement dated as of April 24, 2012 among Carrols Restaurant Group, Inc., Carrols Corporation, Carrols LLC and Fiesta Restaurant Group, Inc. (incorporated by reference to Exhibit 10.2 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on April 26, 2012)

10.18
Employee Matters Agreement dated as of April 24, 2012 among Carrols Restaurant Group, Inc., Carrols Corporation, Carrols LLC and Fiesta Restaurant Group, Inc. (incorporated by reference to Exhibit 10.3 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on April 26, 2012)

10.19
Transition Services Agreement dated as of April 24, 2012 among Carrols Restaurant Group, Inc., Carrols Corporation, Carrols LLC and Fiesta Restaurant Group, Inc. (incorporated by reference to Exhibit 10.4 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on April 26, 2012)

10.20
First Lien Security Agreement, dated as of May 30, 2012, between Carrols Restaurant Group, Inc., the guarantors named therein, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.2 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on June 1, 2012)

10.21
Amendment No. 1 to Asset Purchase Agreement, dated as of May 30, 2012, among Carrols Restaurant Group, Inc., Carrols LLC and Burger King Corporation (incorporated by reference to Exhibit 10.3 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on June 1, 2012)

10.22
Operating Agreement, dated as of May 30, 2012, between Carrols LLC and Burger King Corporation (incorporated by reference to Exhibit 10.4 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on June 1, 2012)

10.23
Credit Agreement, dated as of May 30, 2012, between Carrols Restaurant Group, Inc., the guarantors named therein, the lenders named therein and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.6 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on June 1, 2012)

10.24
First Amendment to Credit Agreement dated as of December 19, 2014 among Carrols Restaurant Group, Inc., the guarantors named therein, the lenders named therein and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on December 22, 2014)

10.25
First Amendment to Operating Agreement dated as of January 26, 2015, between Carrols LLC and Burger King Corporation (incorporated by reference to Exhibit 10.25 to Carrols Restaurant Group, Inc.'s Annual Report on Form 10-K filed on March 4, 2015)

10.26
Second Lien Security Agreement, dated as of April 29, 2015, among Carrols Restaurant Group, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as collateral agent (incorporated by reference to Exhibit 10.1 to Carrols Restaurant Group, Inc.'s Quarterly Report on Form 10-Q filed on May 6, 2015)

10.27
Second Amendment to Credit Agreement and First Amendment to Security Agreement, dated as of April 29, 2015, among Carrols Restaurant Group, Inc., the guarantors named therein, the lenders named therein and Wells Fargo Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to Carrols Restaurant Group, Inc.'s Quarterly Report on Form 10-Q filed on May 6, 2015)

10.28
Third Amendment to Credit Agreement dated as of February 12, 2016 among Carrols Restaurant Group, Inc., the guarantors named therein, the lenders named therein and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on February 17, 2016)

10.29
Second Amendment to Operating Agreement dated as of December 17, 2015 between Carrols LLC and Burger King Corporation # (incorporated by reference to Exhibit 10.29 to Carrols Restaurant Group, Inc.'s Annual Report on Form 10-K filed on March 9, 2016)

10.30
Fourth Amendment to Credit Agreement dated as of January 13, 2017 among Carrols Restaurant Group, Inc., the guarantors named therein, the lenders named therein and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on January 20, 2017)

10.31
Fifth Amendment to Credit Agreement dated as of June 20, 2017 among Carrols Restaurant Group, Inc., the guarantors named therein, the lenders named therein and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to Carrols Restaurant Group, Inc.'s Quarterly Report on Form 10-Q filed on August 9, 2017)

10.32
Preferred Stock Exchange Agreement between Carrols Restaurant Group, Inc. and Burger King Corporation, dated as of November 30, 2018 (incorporated by reference to Exhibit 10.1 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on December 3, 2018)

10.33
Form of Area Development and Remodeling Agreement between Carrols LLC, Carrols Restaurant Group, Inc. and Burger King Corporation (incorporated by reference to Exhibit 10.1 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on February 25, 2019)

10.34
Voting Agreement, dated as of February 19, 2019, between Cambridge Franchise Holdings, LLC and Daniel T. Accordino (incorporated by reference to Exhibit 10.3 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on February 25, 2019)

10.35
Voting Agreement, dated as of February 19, 2019, between Cambridge Franchise Holdings, LLC and Paul R. Flanders (incorporated by reference to Exhibit 10.4 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on February 25, 2019)

10.36
Voting Agreement, dated as of February 19, 2019, between Cambridge Franchise Holdings, LLC and Richard G. Cross (incorporated by reference to Exhibit 10.5 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on February 25, 2019)

10.37
Voting Agreement, dated as of February 19, 2019, between Cambridge Franchise Holdings, LLC and William E. Myers (incorporated by reference to Exhibit 10.6 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on February 25, 2019)

10.38
Credit Agreement dated as of April 30, 2019 among Carrols Restaurant Group, Inc., the guarantors named therein, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on May 6, 2019)

10.39
First Amendment to Credit Agreement dated as of December 13, 2019 among Carrols Restaurant Group, Inc., the guarantors named therein, Wells Fargo Bank, National Association, as administrative agent and the lenders party thereto (incorporated by reference to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on December 18, 2019)

10.40
Security Agreement dated as of April 30, 2019 among Carrols Restaurant Group, Inc., the guarantors named therein, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.2 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on May 6, 2019)

10.41
Voting Agreement dated as of April 30, 2019 among Carrols Restaurant Group, Inc., Burger King Corporation, Blue Holdco 1, LLC and Cambridge Franchise Holdings, LLC (incorporated by reference to Exhibit 10.3 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on May 6, 2019)

10.42
Consent Agreement dated as of April 30, 2019 among Carrols Restaurant Group, Inc., Carrols Holdco Inc., Carrols Corporation, Burger King Corporation and Blue Holdco 1, LLC (incorporated by reference to Exhibit 10.4 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on May 6, 2019)

10.43
Development Agreement dated as of October 9, 2017 between Popeyes Louisiana Kitchen Inc. and Cambridge Quality Chicken LLC (incorporated by reference to Exhibit 10.1 to Carrols Restaurant Group, Inc.'s Quarterly Report on Form 10-Q filed on May 10, 2019)

10.44
First Amendment to Development Agreement dated as of June 27, 2018 among Popeyes Louisiana Kitchen Inc., Cambridge Quality Chicken, LLC, Frayser Quality, LLC, Cambridge Chicken Holdings, LLC, Matt Perelman and Alex Sloane (incorporated by reference to Exhibit 10.2 to Carrols Restaurant Group, Inc.'s Quarterly Report on Form 10-Q filed on May 10, 2019)

10.45
Offer Letter dated as of November 20, 2019 between Carrols Restaurant Group, Inc. and Anthony Hull+(incorporated by reference to Exhibit 3.3 to Carrols Restaurant Group, Inc's Annual Report on Form 10-K filed on March 13, 2020)

10.46
Second Amendment to Credit Agreement dated as of March 25, 2020 among Carrols Restaurant Group, Inc., certain subsidiaries party thereto, Wells Fargo Bank, National Association and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Carrols Restaurant Group, Inc.'s Quarter Report on Form 10-Q filed on May 7, 2020)

10.47
Third Amendment to Credit Agreement dated as of April 8, 2020 among Carrols Restaurant Group, Inc., certain subsidiaries party thereto, Wells Fargo Bank, National Association and the lenders party thereto (incorporated by reference to Exhibit 10.2 to Carrols Restaurant Group, Inc.'s Quarter Report on Form 10-Q filed on May 7, 2020)

10.48
Form of Fourth Amendment to Credit Agreement dated as of April 16, 2020 among Carrols Restaurant Group, Inc., certain subsidiaries party thereto, Wells Fargo Bank, National Association and the lenders party thereto (incorporated by reference to Exhibit 10.3 to Carrols Restaurant Group, Inc.'s Quarter Report on Form 10-Q filed on May 7, 2020)

10.49
Letter Agreement dated as of March 25, 2020 among Carrols Restaurant Group, Inc., Wells Fargo Securities LLC, Wells Fargo Bank, National Association and Trust Bank (incorporated by reference to Exhibit 10.4 to Carrols Restaurant Group, Inc.'s Quarter Report on Form 10-Q filed on May 7, 2020)

10.50
Fifth Amendment to Credit Agreement dated as of June 23, 2020 among Carrols Restaurant Group, Inc., certain subsidiaries party thereto, Wells Fargo Bank, National Association and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Carrols Restaurant Group, Inc.'s Quarter Report on Form 10-Q filed on August 6, 2020)

10.51
Amendment to Carrols Restaurant Group, Inc. 2016 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Carrols Restaurant Group, Inc.'s Quarter Report on Form 10-Q filed on November 5, 2020)+

10.52
Amended and Restated Area Development Agreement dated as of January 4, 2021 among Carrols Restaurant Group, Inc., Carrols Holdco Inc., Carrols Corporation, Carrols LLC and Burger King Corporation (incorporated by reference to Exhibit 10.1 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on January 8, 2021)

10.53
Employment Agreement dated as of February 9, 2021 between Carrols Restaurant Group, Inc. and Carl Hauch (incorporated by reference to Exhibit 10.1 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on February 9, 2021)+

10.54	Form of Restricted Stock Inducement Award Agreement (incorporated by reference to Exhibit 10.2 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on February 9, 2021)+
10.55	Form of Offer Letter dated as of January 14, 2020 between Carrols Restaurant Group, Inc. and Markus Hartmann#+

10.56	Separation and Release of Claims entered into on September 18, 2020 between Carrols Corporation and Markus Hartmann#+
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
†    Compensatory plan or arrangement

ITEM 16. FORM 10-K SUMMARY
None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Carrols Restaurant Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Carrols Restaurant Group, Inc. and subsidiaries (the "Company") as of January 3, 2021 and December 29, 2019, the related consolidated statements of comprehensive income (loss), changes in stockholders' equity, and cash flows for each of the three years in the period ended January 3, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 3, 2021 and December 29, 2019, and the results of its operations and its cash flows for each of the three years in the period ended January 3, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 3, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2021 expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of this critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Impairment of Long-Lived Assets and Other Lease Charges – Refer to Notes 1 and 5 to the financial statements

Critical Audit Matter Description

As disclosed in the consolidated financial statements property and equipment, net were $349.6 million as of January 3, 2021. Impairment is reviewed whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable. As discussed in Note 5 to the financial statements, the Company recognized impairment and other lease charges for long-lived assets of $12.8 million during the year ended January 3, 2021.

If an indicator of impairment exists for any restaurant assets, an estimate of the undiscounted future cash flows over the life of the primary asset for each restaurant is compared to that long-lived asset’s carrying value.

The determination of whether an impairment indicator has occurred involves the evaluation of subjective factors by management to assess what constitutes an event or change in circumstance that indicates a restaurant should be tested for recoverability, and therefore auditing the valuation of property and equipment involved especially subjective judgment.

How the Critical Audit Matter Was Addressed in the Audit:

Subjective auditor judgment was required to evaluate the completeness of management’s assessment as to whether an event or change in circumstance indicates a restaurant’s assets should be tested for recoverability. The primary procedures we performed to address this critical audit matter included the following:

We tested the effectiveness of controls over management’s long-lived impairment process, including controls related to determining the completeness of management’s assessment as to which events or changes in circumstance indicates a restaurant’s assets should be tested for recoverability, most notably; low operating cash flows, declining sales and if the ratio of trailing twelve months cash flows extended over the remaining lease term does not exceed the net book value of the asset group, which are all utilized to identify a triggering event at the restaurant level.

We evaluated management’s process for determining whether all potential indicators of impairment were appropriately identified, including:
•comparing the consistency and precision of the methodology used to determine the proper impairment indicators by management to the relevant requirements of generally accepted accounting principles (“GAAP”);
•considering current industry events, Company specific events, macroeconomic conditions through review of relevant industry publications, current news publications, analyst reports and Board of Directors’ meeting minutes, in order to evaluate the completeness of events or changes in circumstances identified by management as indicators that the restaurant’s asset should be tested for recoverability;
•assessing the completeness of the impairment indicators identified by the Company by reviewing historical performance of previously impaired restaurants before an impairment charge was recorded, and comparing such restaurants that exhibited such triggers to the restaurants identified by management for the current year impairment indicator test;
•for restaurants that are nearing the expiration of their original-lease end date, comparing the trailing twelve months cash flows extended over the remaining lease term to net book value of the asset group.

/s/ Deloitte & Touche LLP
Rochester, New York
March 11, 2021

We have served as the Company's auditor since 2005.

CARROLS RESTAURANT GROUP, INC.
CONSOLIDATED BALANCE SHEETS
AS OF JANUARY 3, 2021 AND DECEMBER 29, 2019
(In thousands, except share and per share amounts)

	January 3, 2021	December 29, 2019
ASSETS
Current assets:
Cash and cash equivalents	$64,964	$2,974
Trade and other receivables	19,862	13,445
Inventories	11,595	13,334
Prepaid rent	8,046	1,986
Prepaid expenses and other current assets	7,309	7,762
Refundable income taxes	169	284
Total current assets	111,945	39,785
Property and equipment, net (Note 3)	349,555	385,578
Franchise rights, net (Note 4)	334,597	348,941
Goodwill (Note 4)	122,619	122,619
Franchise agreements, at cost less accumulated amortization of $14,653 and $13,365, respectively	31,584	32,690
Operating right-of-use assets, net (Note 7)	799,962	811,016
Other assets	6,823	10,831
Total assets	$1,757,085	$1,751,460
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and finance lease liabilities (Note 8)	$5,525	$5,866
Current portion of operating lease liabilities (Note 7)	41,815	40,805
Accounts payable	27,596	45,780
Accrued interest	656	901
Accrued payroll, related taxes and benefits	49,417	31,314
Accrued real estate taxes	7,774	8,139
Other current liabilities	23,558	16,520
Total current liabilities	156,341	149,325
Long-term debt and finance lease liabilities, net of current portion (Note 8)	475,695	455,565
Lease financing obligations	1,191	1,194
Operating lease liabilities (Note 7)	809,969	808,292
Deferred income taxes, net (Note 10)	11,362	6,983
Accrued postretirement benefits	1,523	2,555
Other liabilities (Note 6)	29,472	18,084
Total liabilities	1,485,553	1,441,998
Commitments and contingencies (Note 14)
Stockholders’ equity (Note 12):
Preferred stock, par value $.01; authorized 20,000,000 shares, issued and outstanding—100 shares	—	—
Voting common stock, par value $.01; authorized—100,000,000 shares, issued—52,653,964 and 51,840,200 shares, respectively, and outstanding—49,389,382 and 50,496,265 shares, respectively	515	510
Additional paid-in capital	306,469	301,251
Retained earnings (accumulated deficit)	(18,367)	11,096
Accumulated other comprehensive income (loss)	(3,015)	622
Treasury stock, at cost	(14,070)	(4,017)
Total stockholders’ equity	271,532	309,462
Total liabilities and stockholders’ equity	$1,757,085	$1,751,460
See accompanying notes to consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
YEARS ENDED JANUARY 3, 2021, DECEMBER 29, 2019 AND DECEMBER 30, 2018
(In thousands, except share and per share amounts)

	January 3, 2021	December 29, 2019	December 30, 2018
Revenue:
Restaurant sales	$1,547,502	$1,452,516	$1,179,307
Other revenue	—	10,249	—
Total revenue	1,547,502	1,462,765	1,179,307
Costs and expenses:
Cost of sales	452,738	431,969	326,308
Restaurant wages and related expenses	498,127	485,278	382,829
Restaurant rent expense (Note 7)	118,444	107,147	81,409
Other restaurant operating expenses	236,059	227,364	178,750
Advertising expense	60,735	58,689	48,340
General and administrative (including stock-based compensation expense of $5,223, $5,753 and $5,812, respectively)	84,051	84,734	66,587
Depreciation and amortization	81,727	74,674	58,468
Impairment and other lease charges (Note 5)	12,778	3,564	3,685
Other income (Note 9)	(1,271)	(1,911)	(424)
Total operating expenses	1,543,388	1,471,508	1,145,952
Income (loss) from operations	4,114	(8,743)	33,355
Interest expense	27,283	27,856	23,638
Gain on bargain purchase (Note 2)	—	—	(230)
Loss on extinguishment of debt (Note 8)	—	7,443	—
Income (loss) before income taxes	(23,169)	(44,042)	9,947
Provision (benefit) for income taxes (Note 10)	6,294	(12,123)	(157)
Net income (loss)	$(29,463)	$(31,919)	$10,104
Basic and diluted net income (loss) per share (Note 13)	$(0.58)	$(0.74)	$0.22
Weighted average common shares outstanding:
Basic	50,751,185	43,421,715	35,715,372
Diluted	50,751,185	43,421,715	45,319,971
Comprehensive income (loss), net of tax:
Net income (loss)	$(29,463)	$(31,919)	$10,104
Other comprehensive income (loss)	(5,284)	1,268	564
Comprehensive income (loss)	$(34,747)	$(30,651)	$10,668

See accompanying notes to consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED JANUARY 3, 2021, DECEMBER 29, 2019 AND DECEMBER 30, 2018
(In thousands, except share and per share amounts)

							Accumulated
					Additional	Retained	Other			Total
	Common Stock		Preferred Stock		Paid-In	Earnings	Comprehensive	Treasury Stock		Stockholders'
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Income (Loss)	Shares	Amount	Equity
Balance at December 31, 2017	35,436,252	$354	100	$—	$144,650	$25,407	$(1,210)	—	$(141)	$169,060
Stock-based compensation	—	—	—	—	5,812	—	—	—	—	5,812
Vesting of non-vested shares and excess tax benefits	306,175	3	—	—	(3)	—	—	—	—	—
Net income	—	—	—	—	—	10,104	—	—	—	10,104
Change in postretirement benefit obligations, net of income tax of $186	—	—	—	—	—	—	564	—	—	564
Balance at December 30, 2018	35,742,427	$357	100	$—	$150,459	$35,511	$(646)	—	$(141)	$185,540
Stock-based compensation	—	—	—	—	5,753	—	—	—	—	5,753
Vesting of non-vested shares	492,135	4	—	—	(4)	—	—	—	—	—
Issuance of common and preferred stock	7,364,413	74	10,000	—	145,259	—	—	—	—	145,333
Purchase of treasury stock	—	—	—	—	—	—	—	553,112	(4,017)	(4,017)
Retirement of treasury stock	—	—	—	—	(141)	—	—	—	141	—
Conversion of preferred stock to common stock	7,450,402	75	(10,000)	—	(75)	—	—	—	—	—
Net loss	—	—	—	—	—	(31,919)	—	—	—	(31,919)
Adoption of ASC 842, net of taxes (Note 1)	—	—	—	—	—	7,504	—	—	—	7,504
Change in postretirement benefit obligations, net of income tax of $420	—	—	—	—	—	—	1,268	—	—	1,268
Balance at December 29, 2019	51,049,377	$510	100	$—	$301,251	$11,096	$622	553,112	$(4,017)	$309,462
Stock-based compensation	—	—	—	—	5,223	—	—	—	—	5,223
Vesting of non-vested shares	436,739	5	—	—	(5)	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	—	—	1,543,622	(10,053)	(10,053)
Net loss	—	—	—	—	—	(29,463)	—	—	—	(29,463)
Change in valuation of interest rate swap, net of income tax of $1,841 (Note 8)	—	—	—	—	—	—	(4,221)	—	—	(4,221)
Change in postretirement benefit obligation, net of income tax of $194	—	—	—	—	—	—	584	—	—	584
Balance at January 3, 2021	51,486,116	$515	100	$—	$306,469	$(18,367)	$(3,015)	2,096,734	$(14,070)	$271,532

See accompanying notes to consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JANUARY 3, 2021, DECEMBER 29, 2019 AND DECEMBER 30, 2018
(In thousands)

	January 3, 2021	December 29, 2019	December 30, 2018
Cash flows from operating activities:
Net income (loss)	$(29,463)	$(31,919)	$10,104
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss (gain) on disposals of property and equipment	(994)	(74)	312
Stock-based compensation	5,223	5,753	5,812
Gain on bargain purchase (Note 2)	—	—	(230)
Impairment and other lease charges	12,778	3,564	3,685
Depreciation and amortization	81,727	74,674	58,468
Amortization of deferred financing costs	2,170	1,694	1,202
Amortization of bond premium and discount on debt	539	(80)	(913)
Amortization of deferred gains from sale-leaseback transactions	—	—	(1,584)
Deferred income taxes	6,026	(11,982)	(483)
Non-cash loss on extinguishment of debt	—	129	—
Changes in other operating assets and liabilities:
Refundable income taxes	115	(284)	55
Trade and other receivables	(6,417)	(523)	(2,275)
Accounts payable	(5,927)	1,196	(926)
Accrued interest	(245)	(2,917)	146
Accrued payroll, related taxes and benefits	18,103	(538)	2,084
Other liabilities	10,993	238	3,998
Change in operating right-of-use assets and operating lease liabilities, net	10,906	3,980	—
Other	(1,589)	5,797	1,314
Net cash provided by operating activities	103,945	48,708	80,769
Cash flows used for investing activities:
Capital expenditures:
New restaurant development	(17,824)	(53,596)	(23,171)
Restaurant remodeling	(15,317)	(50,383)	(31,951)
Other restaurant capital expenditures	(13,064)	(18,922)	(15,726)
Corporate and restaurant information systems	(10,685)	(11,978)	(4,887)
Total capital expenditures	(56,890)	(134,879)	(75,735)
Acquisition of restaurants, net of cash acquired (Note 2)	—	(130,646)	(38,102)
Proceeds from insurance recoveries	2,071	323	642
Properties purchased for sale-leaseback	(15,537)	(1,207)	(2,123)
Proceeds from sale-leaseback transactions	22,499	48,364	8,424
Net cash used for investing activities	(47,857)	(218,045)	(106,894)
Cash flows from financing activities:
Proceeds from issuance of Term Loan B and B-1 Facilities	71,250	422,875	—
Repayments of Term Loan B and B-1 Facilities	(4,625)	(2,125)	—
Retirement of 8% Senior Secured Second Lien Notes	—	(280,500)	—
Borrowings under prior revolving credit facility	—	—	17,000
Repayments under prior revolving credit facility	—	—	(17,000)
Borrowings under revolving credit facility	150,000	436,000	—
Repayments under revolving credit facility	(195,750)	(390,250)	—
Payments on finance lease liabilities	(1,617)	(2,170)	(1,811)
Proceeds from lease financing obligations	—	—	2,692
	January 3, 2021	December 29, 2019	December 30, 2018
Costs associated with financing long-term debt	(3,303)	(11,516)	(154)
Purchase of treasury shares	(10,053)	(4,017)	—
Net cash provided by financing activities	5,902	168,297	727
Net increase (decrease) in cash and cash equivalents	61,990	(1,040)	(25,398)
Cash and cash equivalents, beginning of period	2,974	4,014	29,412
Cash and cash equivalents, end of period	$64,964	$2,974	$4,014

Supplemental disclosures:
Interest paid on long-term debt	$24,714	$29,055	$23,098
Interest paid on lease financing obligations	$104	$104	$105
Accruals for capital expenditures	$1,241	$15,062	$7,605
Common stock issued for consideration in acquisition	$—	$145,333	$—
Non-cash reduction of lease financing obligations	$—	$—	$2,538
Income taxes paid (refunded), net	$153	$144	$(270)

See accompanying notes to consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JANUARY 3, 2021, DECEMBER 29, 2019 AND DECEMBER 30, 2018
(Tabular amounts in thousands, except share and per share amounts)

1. Basis of Presentation
Business Description. At January 3, 2021 Carrols Restaurant Group, Inc. ("Carrols Restaurant Group") operated, as franchisee, 1,009 Burger King® restaurants in 23 Northeastern, Midwestern and Southeastern states and 65 Popeyes® restaurants in seven Southeastern states.
In March 2020, the World Health Organization declared the COVID-19 outbreak to be a global pandemic, which continues to spread throughout the United States. The COVID-19 pandemic has significantly impacted the communities the Company's restaurants operate in as federal, state and local governments have taken a series of actions to contain its spread. In March 2020, the Company closed its dining rooms in all restaurants and modified operating hours in line with local ordinances and day-part sales trends, and over the course of March and April of 2020, temporarily closed 46 restaurants that were geographically close to one of its other restaurants. Given sales improvements after the initial months of the pandemic, 44 of the temporarily closed restaurants had reopened by the end of 2020. Two of the restaurants temporarily closed in March were permanently closed in 2020.
Each restaurant operated according to their respective local governmental guidelines as well as safety procedures developed by Burger King and Popeyes. As individual states and local governments have allowed reopenings, the Company has evaluated opportunities to re-open dining rooms. Approximately 35% of dining rooms had reopened by the end of 2020, however, eat-in sales represented only approximately 1% of our total restaurant sales as guests continue to rely on our drive-thru, carry-out and delivery service modes.
Basis of Consolidation. Carrols Restaurant Group, Inc. is a holding company and conducts all of its operations through its direct and indirect wholly-owned subsidiaries Carrols Corporation and New CFH, LLC and their wholly-owned subsidiaries. Carrols Corporation's material direct and indirect wholly-owned subsidiaries (collectively, "Carrols") include its wholly-owned subsidiary Carrols LLC, a Delaware limited liability company, and Carrols LLC's wholly-owned subsidiary Republic Foods, Inc., a Maryland corporation ("Republic Foods"). New CFH LLC's material direct and indirect wholly-owned subsidiaries include Frayser Quality, LLC and Nashville Quality, LLC (and together with New CFH, LLC's immaterial direct and indirect subsidiaries, collectively, "New CFH"). Unless the context otherwise requires, Carrols Restaurant Group and its direct and indirect wholly-owned subsidiaries are collectively referred to as the “Company.” All intercompany transactions have been eliminated in consolidation.
Fiscal Year. The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. The fiscal year ended January 3, 2021 contained 53 weeks and the fiscal years ended December 29, 2019 and December 30, 2018 each contained 52 weeks.
Use of Estimates. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates include: other lease charges related to closed locations, insurance liabilities, evaluation for impairment of long-lived assets and franchise rights, lease accounting matters, the valuation of acquired assets and liabilities, valuation of interest rate swap and the valuation of deferred income tax assets. Actual results could differ from those estimates.
Cash and Cash Equivalents. The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. At both January 3, 2021 and December 29, 2019, the Company did not have any cash invested in money market funds which are classified as cash equivalents on the consolidated balance sheets.

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED JANUARY 3, 2021, DECEMBER 29, 2019 AND DECEMBER 30, 2018
(Tabular amounts in thousands, except share and per share amounts)
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
Building costs incurred for new restaurants on leased land are amortized over the lease term, which is generally a period of twenty years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the underlying expected lease term. The Company includes renewal option periods when determining the expected lease term in circumstances where the non-exercise of one or more renewal options under the lease would result in an economic penalty.
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
The Company estimates that the seller's carrying value of acquired restaurant equipment, subject to certain adjustments, is equivalent to fair value of this equipment at the date of the acquisition. The fair values of assumed franchise agreements are valued as if the remaining term of the agreement is at the market rate. The fair values of acquired land, buildings, certain leasehold improvements, and restaurant equipment subject to finance leases are determined using both the cost approach and market approach using significant inputs observable in the open market. The Company categorizes these inputs as Level 2 inputs under ASC 820. The fair value of acquired franchise rights and favorable or unfavorable lease positions are determined using the income approach and includes unobservable inputs. The Company categorizes these inputs as Level 3 inputs under ASC 820.
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

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED JANUARY 3, 2021, DECEMBER 29, 2019 AND DECEMBER 30, 2018
(Tabular amounts in thousands, except share and per share amounts)
Goodwill. Goodwill represents the excess of purchase price over the value assigned to the net tangible and identifiable intangible assets of the businesses acquired. Goodwill is not amortized but is tested for impairment at least annually as of the fiscal year end.
Impairment of Long-Lived Assets. The Company assesses the potential impairment of property and equipment, franchise rights and other definite-lived intangible assets by determining whether the carrying value of these assets can be recovered over their respective remaining useful lives through undiscounted future operating cash flows. Impairment is reviewed whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable. Impairment indicators at the restaurant level include low operating cash flows, declining sales and if the ratio of trailing twelve months cash flows extended over the remaining lease term does not exceed the net book value of the asset group.
Deferred Financing Costs. Financing costs incurred in obtaining long-term debt and lease financing obligations are capitalized and amortized over the life of the related obligation as interest expense using the effective interest method. Long-term debt on the consolidated balance sheets is presented net of the unamortized amount of the financing costs related to long-term borrowings.
Leases. The Company utilizes land and buildings in its operations under various lease agreements. The Company does not consider any one of these individual leases material to the Company's operations. Initial lease terms are generally for twenty years and provide for renewal options with rent escalations. The exercise of such renewal options are generally at the Company’s sole discretion. The Company evaluates renewal options at lease commencement to determine if such options are reasonably certain to be exercised based on economic factors. Certain leases also require contingent rent, determined as a percentage of sales as defined by the terms of the applicable lease agreement. For most locations, the Company is obligated for occupancy related costs including payment of property taxes, insurance and utilities.
Right-of-use (“ROU”) lease assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make payments in exchange for that right of use. As the rate implicit within our leases is not readily determinable, the Company uses market and term specific incremental borrowing rates which consider the rate of interest it expects to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. ROU assets are also reduced by lease incentives, initial direct costs and adjusted by favorable lease assets and unfavorable lease liabilities.
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
The Company also utilizes certain restaurant equipment under various finance lease agreements with initial terms of generally eight years. The Company does not consider any one of these individual leases material to the Company's operations.
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
Lease Financing Obligations. Lease financing obligations pertain to real estate sale-leaseback transactions accounted for under the financing method. The land and building assets subject to these obligations remain on the Company’s consolidated balance sheets at their historical costs and the building assets continue to be depreciated

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED JANUARY 3, 2021, DECEMBER 29, 2019 AND DECEMBER 30, 2018
(Tabular amounts in thousands, except share and per share amounts)
over their remaining useful lives. The proceeds received by the Company from these transactions are recorded as lease financing obligations and the lease payments are applied as payments of principal and interest. The selection of the interest rate on lease financing obligations is evaluated at inception of the lease based on the Company’s incremental borrowing rate adjusted to the rate required to prevent recognition of a non-cash loss or negative amortization of the obligation through the end of the primary lease term.
Revenue Recognition. Revenues from Company restaurants and other revenue from convenience store sales, net of sales discounts, are recognized when payment is tendered at the time of sale or upon fulfillment of delivery orders. Revenues are reported net of sales tax collected from customers and remitted to governmental taxing authorities.
Gift cards. The Company sells gift cards in its restaurants that are issued under the gift card program of Restaurant Brands International, Inc. ("RBI"). Proceeds from the sale of Burger King® and Popeyes® gift cards at the Company’s restaurants are remitted to RBI, and RBI reimburses the Company for any gift card redemptions at its restaurants. The Company recognizes revenue for restaurant sales upon redemption of gift cards by the customer.
Cost of Sales. The Company includes food, beverage and paper costs and delivery charges, net of any vendor purchase discounts and rebates, in cost of sales.
Income Taxes. Deferred income tax assets and liabilities are based on the difference between the financial statement and tax basis of assets and liabilities as measured by the tax rates that are anticipated to be in effect when those differences reverse. The deferred tax provision generally represents the net change in deferred tax assets and liabilities during the period including any changes in valuation allowances. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is established when it is necessary to reduce deferred tax assets to an amount for which realization is likely. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company and its subsidiaries file a consolidated federal income tax return.
Advertising Costs. All advertising costs are expensed as incurred. For the years ended January 3, 2021, December 29, 2019 and December 30, 2018, advertising costs were $60.7 million, $58.7 million and $48.3 million, respectively.
Pre-opening Costs. The Company’s pre-opening costs generally include payroll costs and travel associated with the opening of a new restaurant, rent and promotional costs. For the years ended January 3, 2021, December 29, 2019 and December 30, 2018, pre-opening costs were $0.2 million, $1.4 million and $0.6 million, respectively. These costs are expensed as incurred prior to a restaurant opening and are included in other restaurant operating expenses in the accompanying consolidated statements of comprehensive income (loss).
Insurance. The Company is self-insured for general liability, medical insurance and most workers’ compensation claims under policies where it pays all claims, subject to stop-loss limitations both for individual claims and in certain cases claims in the aggregate. Losses are accrued based upon the Company’s estimates of the aggregate liability for claims based on Company experience and other methods used to measure such estimates. The Company does not discount any of its self-insurance obligations.
Fair Value of Financial Instruments. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. In determining fair value, the accounting standards establish a three level hierarchy for inputs used in measuring fair value as follows: Level 1 inputs are quoted prices in active markets for identical assets or liabilities; Level 2 inputs are observable for the asset or liability, either directly or indirectly, including quoted prices in active markets for similar assets or liabilities; and Level 3 inputs are unobservable and reflect the Company's own assumptions. Financial instruments include cash and cash equivalents, trade and other receivables, accounts payable and long-term debt. The carrying amounts of cash and cash equivalents, trade and other receivables and accounts payable

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED JANUARY 3, 2021, DECEMBER 29, 2019 AND DECEMBER 30, 2018
(Tabular amounts in thousands, except share and per share amounts)
approximate fair value because of the short-term nature of these financial instruments. The carrying amount of the Term Loan B and Incremental Term B-1 Loan borrowings at January 3, 2021 approximate fair value because of their variable rates. The Carrols Restaurant Group 8.0% Senior Secured Second Lien Notes due 2022 (the "8% Notes") were redeemed in full as of December 29, 2019.
Fair value measurements of non-financial assets and non-financial liabilities are primarily used in the impairment analysis of long-lived assets, goodwill and intangible assets. Long-lived assets and definite-lived intangible assets are measured at fair value on a nonrecurring basis using Level 3 inputs. As described in Note 5, the Company recorded long-lived asset impairment charges of $8.2 million, $1.7 million and $2.7 million during the years ended January 3, 2021, December 29, 2019 and December 30, 2018, respectively.
Stock-Based Compensation. The Company has an incentive stock plan under which incentive stock options, non-qualified stock options, restricted stock units (RSU) and non-vested shares may be granted to employees and non-employee directors. The Company has granted non-vested shares under this plan annually as well as granted non-vested shares, stock options, and RSU's to corporate employees for performance. Non-vested shares, options, and RSUs granted to corporate employees and non-employee directors generally vest on a straight-line basis over three years.
For non-vested stock awards, the fair market value of the award, determined based upon the closing value of the Company’s stock price on the grant date, is recorded to compensation expense on a straight-line basis over the requisite service period. For stock options, the fair-value of the options is estimated using the Black-Scholes option pricing model based on assumptions for the risk-free rate of interest, expected dividend yield, expected volatility, and the expected term of the award. Compensation expense is recognized over the three-year vesting period. See Note 11 to the consolidated financial statements.
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
Recently Issued Accounting Pronouncements Not Yet Adopted. In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2020-04 (“ASU 2020-04”), Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate (“LIBOR”). This ASU is effective for all entities as of March 12, 2020 through December 31, 2022. The Company is currently evaluating the effect adoption of this guidance will have on its consolidated financial statements and related disclosures.
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740) ("ASU No. 2019-12"). This ASU simplifies the accounting for income taxes by removing certain exceptions, including an exception to the general methodology for calculating income taxes in an interim period when the year-to-date loss exceeds the anticipated loss for the full year. The guidance is effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted and amendments applied on a prospective basis. The impact of the standard

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED JANUARY 3, 2021, DECEMBER 29, 2019 AND DECEMBER 30, 2018
(Tabular amounts in thousands, except share and per share amounts)
will depend on interim and anticipated profit or loss in a given period, however the Company does not expect ASU No. 2019-12 to have a material impact on its consolidated financial statements.
Recently Issued Accounting Pronouncements Adopted. In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses, to introduce new guidance for the accounting for credit losses on instruments within its scope. ASU 2016-13 requires among other things, the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. This update was effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. The Company implemented this for the year beginning December 30, 2019 and the implementation had no impact on its consolidated financial statements and related disclosures.
In January 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU simplifies the accounting for goodwill by eliminating step 2 from the goodwill impairment test. Under the new ASU, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss will be recognized for the amount by which the carrying amount exceeds its fair value. This update was effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. The Company implemented this for the year ended January 3, 2021 and the implementation had no impact on its consolidated financial statements and related disclosures.
In August 2018, the FASB issued ASU 2018-14, Compensation - Retirement benefits (Topic 715-20). This ASU amends ASC 715 to add certain relevant disclosures, remove certain disclosures no longer considered to be cost beneficial, and clarify specific disclosure requirements related to defined benefit pension and other postretirement plans. This ASU is effective for fiscal years ending after December 15, 2020 and requires application on a retrospective basis. The Company implemented this for the year ended January 3, 2021 and there was no impact on its consolidated financial statements.
In April 2020, the FASB staff issued interpretive guidance that indicated it would be acceptable for entities to make an election to account for lease concessions related to the COVID-19 pandemic consistent with how those concessions would be accounted for under ACS Topic 842, Leases ("ASC 842"), as though enforceable rights and obligations for those concessions existed (regardless of whether those enforceable rights and obligations for the concessions explicitly exist in the contract). Consequently, for concessions related to the effects of the COVID-19 pandemic, an entity will not have to analyze each contract to determine whether enforceable rights and obligations for concessions exist in the contract and can elect to apply or not apply the lease modification guidance in Topic 842 to those contracts. This election is available for concessions related to the effects of the COVID-19 pandemic that do not result in a substantial increase in the rights of the lessor or the obligations of the lessee. The Company has made the policy election to apply this interpretive guidance to certain rent relief resulting directly from COVID-19, and has assumed that enforceable rights and obligations for those concessions exist in the lease contract. Accordingly, the Company recognized abatements that did not result in an extension of lease term as reductions in variable lease payments, and deferrals that did not result in an extension of lease term as an increase in other current liabilities. This election will continue while these abatements or deferrals are in effect.

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED JANUARY 3, 2021, DECEMBER 29, 2019 AND DECEMBER 30, 2018
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
(1)During the second quarter of 2019, the Company completed the merger with New CFH, LLC ("Cambridge") and acquired 165 Burger King restaurants and 55 Popeyes restaurants.
(2)Acquisitions resulting from the exercise of the Company's right of first refusal on acquisitions in certain markets (see note 15).
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
The Company allocated the aggregate purchase price to the net tangible and intangible assets acquired in the Cambridge Merger at their estimated fair values. The Company engaged a third party valuation specialist to assist with the valuation of franchise rights, leasehold improvements and favorable and unfavorable leases included in the operating right-to-use assets acquired. The fair value of other property and equipment and franchise agreements was based on the carrying value of the respective assets given that in the three years prior to the Cambridge Merger, Cambridge had completed valuations in connection with its own acquisition of 132 restaurants and also recently constructed 33 new restaurants. The fair value of the operating lease liability is based upon the lease payments over the remaining lease term discounted by the Company's incremental borrowing rate. The deferred income tax liability allocated from the purchase price represents book and tax differences primarily related to the fair value of the acquired franchise rights.
Goodwill recorded in connection with the Cambridge Merger represents the excess of the purchase price over the aggregate fair value of net assets acquired and is related to the benefits expected as a result of the merger, including sales, operating synergies, development and growth opportunities. The Company believes that Cambridge's existing Burger King and Popeyes restaurant portfolios provide it with significant growth and development opportunities and due to the geographic location of the restaurants mitigate the dependence on the economic performance of any one particular geographic location or restaurant concept.

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED JANUARY 3, 2021, DECEMBER 29, 2019 AND DECEMBER 30, 2018
(Tabular amounts in thousands, except share and per share amounts)
The following table summarizes the final allocation of the aggregate purchase price for the Cambridge Merger:

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
The Company allocated the aggregate purchase price for the 2019 acquisitions other than the Cambridge Merger at their estimated fair values. The following table summarizes the final allocation of the aggregate purchase price for these other 2019 acquisitions:

Inventory	$158
Restaurant equipment	743
Restaurant equipment - subject to finance leases	150
Right-of-use assets	9,515
Leasehold improvements	6,205
Franchise fees	394
Franchise rights (Note 4)	9,809
Deferred taxes	29
Goodwill (Note 4)	86
Operating lease liabilities	(9,968)
Finance lease obligations for restaurant equipment	(185)
Accounts payable	(40)
Net assets acquired	$16,896
The results of operations for the restaurants acquired are included from the closing date of the respective acquisition. The 2019 acquired restaurants contributed restaurant sales of $288.9 million during the year ended January 3, 2021 and $201.9 million and other revenue of $10.2 million during the year ended December 29, 2019. It is impracticable to disclose net earnings for the post-acquisition periods as net earnings of these restaurants were not tracked on a collective basis due to the integration of administrative functions, including field supervision.
The pro forma impact on the results of operations for restaurants acquired in 2019 and 2018 is included below. The pro forma results of operations are not necessarily indicative of the results that would have occurred had the

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED JANUARY 3, 2021, DECEMBER 29, 2019 AND DECEMBER 30, 2018
(Tabular amounts in thousands, except share and per share amounts)
restaurants acquired in 2019 and 2018 been consummated at the beginning of the periods presented, nor are they necessarily indicative of any future consolidated operating results. The following table summarizes the Company's unaudited proforma operating results:

	Year Ended
	December 29, 2019	December 30, 2018
Restaurant sales	$1,568,533	$1,518,841
Net income (loss)	(25,586)	27,730
Basic and diluted net income (loss) per share	(0.59)	0.60
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
(1)This acquisition resulted in a bargain purchase gain because the fair value of net assets acquired, largely representing a franchise right asset of $0.3 million, exceeded the total fair value of consideration paid by $0.2 million. The Company recognized this gain and recorded it as "Gain on bargain purchase" in the consolidated statements of comprehensive income (loss).
(2)Acquisitions resulting from the exercise of the Company's right of first refusal on acquisitions in certain markets (see note 15).

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED JANUARY 3, 2021, DECEMBER 29, 2019 AND DECEMBER 30, 2018
(Tabular amounts in thousands, except share and per share amounts)
The Company allocated the aggregate purchase price to the net tangible and intangible assets acquired in the acquisitions at their estimated fair values. The following table summarizes the final allocation of the aggregate purchase price for the four 2018 acquisitions:

Inventory	$401
Restaurant equipment	2,092
Restaurant equipment - subject to capital lease	43
Leasehold improvements	1,329
Franchise fees	1,264
Franchise rights (Note 4)	31,275
Favorable leases	587
Deferred taxes	346
Goodwill (Note 4)	1,677
Capital lease obligations for restaurant equipment	(49)
Unfavorable leases	(624)
Accounts payable	(9)
Net assets acquired	$38,332
The results of operations for the restaurants acquired are included from the closing date of the respective acquisition. The 2018 acquired restaurants contributed restaurant sales of $52.9 million and $16.9 million during the years ended December 29, 2019 and December 28, 2018, respectively. It is impracticable to disclose net earnings for the post-acquisition periods as net earnings of these restaurants were not tracked on a collective basis due to the integration of administrative functions, including field supervision.
The pro forma impact on the results of operations for restaurants acquired in 2018 is included below. The pro forma results of operations are not necessarily indicative of the results that would have occurred had the restaurants acquired in 2018 been consummated at the beginning of the periods presented, nor are they necessarily indicative of any future consolidated operating results. The following table summarizes the Company's unaudited proforma operating results:

Year Ended
December 30, 2018
Restaurant sales	$1,217,891
Net income	13,684
Basic and diluted net income per share	0.30
This pro forma financial information does not give effect to any anticipated synergies, operating efficiencies or cost savings or any integration costs related to the 2018 acquired restaurants. The proforma results exclude acquisition costs recorded as general and administrative expenses of $1.4 million during the year ended December 30, 2018.
Acquired Intangible Assets
Goodwill recorded in connection with the acquisitions in 2019 and 2018 represents costs in excess of fair values assigned to the underlying net assets of acquired restaurants. Acquired goodwill that is expected to be deductible for income tax purposes was $47.2 million in 2019 and $0.5 million in 2018.

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED JANUARY 3, 2021, DECEMBER 29, 2019 AND DECEMBER 30, 2018
(Tabular amounts in thousands, except share and per share amounts)
The weighted average amortization period of the intangible assets acquired is as follows:

	2019 Acquisitions	2018 Acquisitions
Favorable leases	—	17.2
Unfavorable leases	—	18.3
Franchise rights	32.7	31.6
Beginning in 2019, favorable and unfavorable leases are now included as a component of the Company's operating right-of-use assets.
3. Property and Equipment
Property and equipment at January 3, 2021 and December 29, 2019 consisted of the following:

	January 3, 2021	December 29, 2019
Land	$8,301	$8,800
Owned buildings	13,325	12,490
Leasehold improvements	424,685	413,543
Equipment	320,909	311,423
Assets subject to finance leases	16,663	17,132
	783,883	763,388
Less accumulated depreciation and amortization	(434,328)	(377,810)
	$349,555	$385,578
Assets subject to finance leases primarily represents buildings leased for certain restaurant locations and certain leases of restaurant equipment and had accumulated amortization at January 3, 2021 and December 29, 2019 of $16.0 million and $15.2 million, respectively. Depreciation expense for all property and equipment for the years ended January 3, 2021, December 29, 2019 and December 30, 2018 was $64.4 million, $60.8 million and $49.3 million, respectively.
4. Intangible Assets
Goodwill. The Company is required to test goodwill for impairment annually, or more frequently, when events and circumstances indicate that the carrying amount may be impaired. If the determined fair value of goodwill is less than the related carrying amount, an impairment loss is recognized. The Company performs its annual impairment assessment as of the last day of the fiscal year. In performing its goodwill impairment test, the Company compared the net book value of its reporting unit to its estimated fair value, the latter determined by employing a combination of a discounted cash flow analysis and a market-based approach. There have been no recorded goodwill impairment losses during the years ended January 3, 2021, December 29, 2019 and December 30, 2018.

Goodwill at December 30, 2018	$38,469
Acquisitions of restaurants (Note 2)	84,150
Goodwill at December 29, 2019	122,619
Acquisitions of restaurants (Note 2)	—
Goodwill at January 3, 2021	$122,619

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED JANUARY 3, 2021, DECEMBER 29, 2019 AND DECEMBER 30, 2018
(Tabular amounts in thousands, except share and per share amounts)
Franchise Rights. Amounts allocated to franchise rights for each acquisition of Burger King® and Popeyes® restaurants are amortized using the straight-line method over the average remaining term of the acquired franchise agreements plus one twenty-year renewal period. The following is a summary of the Company’s franchise rights as of the respective balance sheet dates:

Balance at December 30, 2018	$175,897
Acquisitions of restaurants (Note 2)	184,309
Amortization expense	(11,265)
Balance at December 29, 2019	348,941
Amortization expense	(14,344)
Balance at January 3, 2021	$334,597
Amortization expense related to franchise rights for the year ended December 30, 2018 was $7.4 million. The Company expects annual amortization to be $13.7 million in each of the next five fiscal years. No impairment charges were recorded related to the Company’s franchise rights during the years ended January 3, 2021, December 29, 2019 and December 30, 2018.
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
For restaurants reviewed for impairment the Company determined the fair value of restaurant equipment, based on current economic conditions. These fair value asset measurements rely on significant unobservable inputs and are considered Level 3 in the fair value hierarchy.
During the year ended January 3, 2021, the Company recorded impairment and other lease charges of $12.8 million consisting of $1.2 million of capital expenditures at previously impaired restaurants, $5.0 million related to initial impairment charges for fifteen underperforming restaurants, other lease charges of $4.6 million primarily from 22 restaurant closures, and $2.0 million related to impairment of its right of first refusal under its Area Development and Remodeling Agreement with BKC (see Note 15)
During the year ended December 29, 2019, the Company recorded impairment and other lease charges of $3.6 million including $0.3 million for capital expenditures at previously impaired restaurants, $1.3 million related to initial impairment charges for seven underperforming restaurants, and other lease charges of $1.9 million mostly related to the closing of the six convenience stores acquired in 2019.
During the year ended December 30, 2018, the Company recorded impairment and other lease charges of $3.7 million including $0.4 million for capital expenditures at previously impaired restaurants, $0.4 million related to initial impairment charges for six underperforming restaurants, $1.9 million related to the write-off of defective product holding unit kitchen equipment that was replaced, losses of $0.8 million associated with the sale-leaseback of four restaurant properties, and other lease charges of $0.2 million.

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED JANUARY 3, 2021, DECEMBER 29, 2019 AND DECEMBER 30, 2018
(Tabular amounts in thousands, except share and per share amounts)
6. Other Liabilities, Long-Term
Other liabilities, long-term, at January 3, 2021 and December 29, 2019 consisted of the following:

	January 3, 2021	December 29, 2019
Accrued occupancy costs	$2,394	$8,523
Accrued workers’ compensation and general liability claims	5,499	5,370
Interest rate swap liability	6,062	—
Deferred compensation	4,419	3,902
Deferred federal payroll taxes	10,808	—
Other	290	289
	$29,472	$18,084
On March 27, 2020, the United States enacted the CARES Act as a response to the economic uncertainty resulting from COVID-19. The CARES Act provided for deferred payment of the employer portion of social security taxes through the end of 2020, with 50% of the deferred amount due December 31, 2021 and the remaining 50% due December 31, 2022. As of January 3, 2021, the Company deferred $21.6 million related to this provision, of which $10.8 million was recorded in accrued payroll, related taxes and benefits and $10.8 million was recorded in other liabilities, long-term in the accompanying consolidated balance sheets.
7. Leases
As a result of the COVID-19 pandemic and the resulting economic uncertainty in the restaurant industry, the Company contacted each of its landlords to potentially negotiate accommodations to preserve cash. For certain leases the Company was able to modify existing payment terms, in some cases through deferral of existing payments until future periods and in some cases through a reduction in payments due during this period. The Company elected the practical expedient to not evaluate whether a deferral of rent within the current term is a lease modification. Any concessions which resulted in extension of the existing lease term were accounted for as a lease modification under the current GAAP guidance. The total rent that was or will be deferred as a result of requests for relief from our landlords other than BKC was $5.8 million, of which $4.8 million was or is expected to be repaid over various periods that began in the third quarter of 2020. Additionally, the Company received $0.4 million in 2020 from BKC for concessions related to leases the Company subleases from BKC with third party landlords (see Note 15). As of January 3, 2021, $3.2 million remains to be repaid to landlords related to these deferrals.
During the years ended January 3, 2021, December 29, 2019 and December 30, 2018, the Company sold twelve, twenty-seven and five restaurant properties, respectively, in sale-leaseback transactions for net proceeds of $22.5 million, $48.4 million and $8.4 million, respectively. These leases have been classified as operating leases and generally contain a twenty-year initial term plus renewal options.

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED JANUARY 3, 2021, DECEMBER 29, 2019 AND DECEMBER 30, 2018
(Tabular amounts in thousands, except share and per share amounts)
Rent commitments under finance and non-cancelable operating leases at January 3, 2021 were as follows:

Fiscal year ending:	Operating Leases	Finance Leases
January 2, 2022	$99,191	$583
January 1, 2023	98,850	240
December 31, 2023	98,005	68
December 29, 2024	96,853	42
December 28, 2025	94,613	28
Thereafter	877,149	59
Total lease payments	1,364,661	1,020
Less: imputed interest	(512,877)	(112)
Present value of lease liabilities	851,784	908
Less: current portion	(41,815)	(525)
Total long-term lease liabilities	$809,969	$383
Lease Cost
    The components and classification of lease expense for the years ended January 3, 2021 and December 29, 2019 are as follows:

		Year ended
Lease cost	Classification	January 3, 2021	December 29, 2019
Operating lease cost (1)	Restaurant rent expense	$102,651	$90,718
Operating lease cost	General and administrative	606	$579
Variable lease cost - variable rent	Restaurant rent expense	16,245	$16,454
Variable lease cost - common area maintenance	Other restaurant operating expenses	521	$617
Sublease income	Restaurant rent expense	(452)	$(25)
Finance lease cost:
Amortization of right-of-use assets	Depreciation and amortization	1,233	$1,778
Interest on lease liabilities	Interest expense	130	$256
Total lease cost		$120,934	$110,377
(1)Includes short-term leases which are not material.

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED JANUARY 3, 2021, DECEMBER 29, 2019 AND DECEMBER 30, 2018
(Tabular amounts in thousands, except share and per share amounts)
Total rent expense for the year ended December 30, 2018 on operating leases, including contingent rent on both operating and finance leases, was as follows:

Year ended
December 30, 2018
Minimum rent on real property	$72,206
Contingent rent on real property	9,203
Restaurant rent expense	81,409
Administrative and equipment rent	273
$81,682
Lease Position
    Supplemental balance sheet information related to leases was as follows as of January 3, 2021 and December 29, 2019:

Leases	Classification	January 3, 2021	December 29, 2019
Assets
Operating leases	Operating right-of-use assets, net	$799,962	$811,016
Finance leases	Property and equipment, net	644	1,882
Total leased assets		$800,606	$812,898

Liabilities
Current
Operating leases	Current portion of operating lease liabilities	$41,815	$40,805
Finance leases	Current portion of long-term debt and finance lease liabilities	525	1,616
Long-term
Operating leases	Operating lease liabilities	809,969	808,292
Finance leases	Long-term debt and finance lease liabilities	383	908
Total lease liabilities		$852,692	$851,621

Weighted Average Remaining Lease Term
Operating leases		14.0 years	14.5 years
Finance leases		2.4 years	2.0 years

Weighted Average Discount Rate
Operating leases		7.0%	7.0%
Finance leases		8.9%	7.9%

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED JANUARY 3, 2021, DECEMBER 29, 2019 AND DECEMBER 30, 2018
(Tabular amounts in thousands, except share and per share amounts)
Other Information
Supplemental cash flow information related to leases for the years ended January 3, 2021 and December 29, 2019 are as follows:

	Year ended
	January 3, 2021	December 29, 2019
Gain on sale-leaseback transactions	$189	$636
Lease assets and liabilities resulting from lease modifications and new leases	50,978	76,878
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	98,561	87,220
Operating cash flows from finance leases	130	256
Financing cash flows from finance lease obligations	1,617	2,170

8. Long-term Debt
Long-term debt at January 3, 2021 and December 29, 2019 consisted of the following:

	January 3, 2021	December 29, 2019
Collateralized:
Senior Credit Facility:
Term Loan B borrowings	$419,375	$422,875
Term Loan B-1 borrowings	73,875	—
Revolving credit borrowings	—	45,750
Finance lease liabilities	908	2,524
	494,158	471,149
Less: current portion of long-term debt and finance lease liabilities	(5,525)	(5,866)
Less: unamortized debt issuance costs	(7,777)	(7,768)
Less: original issue discount	(5,161)	(1,950)
Total Long-term Debt	$475,695	$455,565
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

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED JANUARY 3, 2021, DECEMBER 29, 2019 AND DECEMBER 30, 2018
(Tabular amounts in thousands, except share and per share amounts)
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
The Second Amendment amended the definition of Applicable Margin (such definition and all other definitions used herein and otherwise not defined herein shall have the meanings set forth in the Senior Credit Facilities) to provide that on and after the date of the Second Amendment (the "Second Amendment Effective Date"), the Applicable Margin for borrowings under the Revolving Credit Facility (including Letter of Credit Fees) shall be at a rate per annum equal to (a) for so long as the Revolving Committed Amount is greater than $115.0 million, (i) for the period commencing on the Second Amendment Effective Date and including the date that is 179 days after the Second Amendment Effective Date, 3.5% for LIBOR Rate Loans and 2.5% for Alternate Base Rate Loans, (ii) for the period commencing on the date that is 180 days after the Second Amendment Effective Date, through and including the date that is 269 days after the Second Amendment Effective Date, 4.25% for LIBOR Rate Loans and 3.25% for Alternate Base Rate Loans, (iii) for the period commencing on the date that is 270 days after the Second Amendment Effective Date, through and including the date that is 364 days after the Second Amendment Effective Date, 4.5% for LIBOR Rate Loans and 3.5% for Alternate Base Rate Loans and (iv) for the period commencing on the date that is 365 days after the Second Amendment Effective Date and thereafter, 4.75% for LIBOR Rate Loans and 3.75% for Alternate Base Rate Loans and (b) for so long as the Revolving Committed Amount is equal to or less than $115.0 million, 3.5% for LIBOR Rate Loans and 2.5% for Alternate Base Rate Loans.
The Second Amendment provides that beginning on the 180th day after the Second Amendment Effective Date and for so long as the Revolving Committed Amount is greater than $115.0 million, the Company shall pay to the Administrative Agent, for the ratable benefit of the Revolving Facility Lenders, a commitment fee (the "Ticking Fee") on the average daily amount of the Revolving Committed Amount at a rate per annum equal to (a) 0.125% for the 180th day after the Second Amendment Effective Date through and including the 269th day after the Second Amendment Effective Date, (b) 0.25% for the 270th day after the Second Amendment Effective Date through and including the 364th day after the Second Amendment Effective Date and (c) 1.00% for the 365th day after the Second Amendment Effective Date and thereafter. The Second Amendment provides that the Ticking Fee will be due and payable quarterly in arrears (calculated on a 360-day basis) on the last Business Day of each calendar quarter and will accrue from the 180th day after the Second Amendment Effective Date for so long as the Revolving Committed Amount is greater than $115.0 million. The Company recorded expense of $0.1 million related to these ticking fees in the year ended January 3, 2021. The Second Amendment also provides that the Company shall use the proceeds of an Extension of Credit which results in the sum of the aggregate principal amount of outstanding Revolving Loans plus the aggregate amount of LOC Obligations equaling an amount in excess of $115.0 million, solely for ongoing operations of the Company and its subsidiaries and shall not be held as cash on the balance sheet.
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
YEARS ENDED JANUARY 3, 2021, DECEMBER 29, 2019 AND DECEMBER 30, 2018
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
The Senior Credit Facilities contain certain covenants, including without limitation, those limiting the Company’s and its subsidiaries' ability to, among other things, incur indebtedness, incur liens, sell or acquire assets or businesses, change the character of its business in all material respects, engage in transactions with related parties, make certain investments, make certain restricted payments or pay dividends. In addition, the Senior Credit Facilities require the Company to meet a First Lien Leverage Ratio (as defined in the Senior Credit Facilities) if revolving credit borrowings exceed 35% of the aggregate borrowing capacity, as described under the First Amendment above. As there were no borrowings under the Revolving Credit Facility at January 3, 2021, no First Lien Leverage Ratio calculation was required. The Company was in compliance with the covenants under its Senior Credit Facilities at January 3, 2021.
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

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED JANUARY 3, 2021, DECEMBER 29, 2019 AND DECEMBER 30, 2018
(Tabular amounts in thousands, except share and per share amounts)
The Term Loan B and B-1 borrowings are due and payable in quarterly installments, which began on September 30, 2019. Amounts outstanding at January 3, 2021 are due and payable as follows:
(i) twenty-one quarterly installments of $1.3 million;
(ii) one final payment of $467.0 million on April 30, 2026.
At January 3, 2021, borrowings under the Senior Credit Facilities bore interest as follows:
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
As of January 3, 2021, there were no revolving credit borrowings outstanding and $9.7 million of letters of credit issued under the Revolving Credit Facility. After reserving for issued letters of credit and outstanding revolving credit borrowings, $136.1 million was available for revolving credit borrowings under the Revolving Credit Facility at January 3, 2021.
At January 3, 2021, principal payments required on long-term debt, including finance leases, were as follows:

Fiscal year ending:
January 2, 2022	$5,525
January 1, 2023	5,218
December 31, 2023	5,055
December 29, 2024	5,034
December 28, 2025	5,023
Thereafter	468,303
$494,158
The weighted average interest rate on all debt, excluding lease financing obligations, for the years ended January 3, 2021, December 29, 2019 and December 30, 2018 was 4.6%, 6.1% and 7.9%, respectively. Interest expense on the Company’s long-term debt, excluding lease financing obligations, was $27.2 million, $27.8 million and $23.5 million for the years ended January 3, 2021, December 29, 2019 and December 30, 2018, respectively.
Interest Rate Swap. In March 2020, the Company entered into an interest rate swap agreement with its lenders to mitigate the risk of increases in the variable interest rate related to term loan borrowings under the Term Loan B Facility. The interest rate swap fixes the interest rate on 50% of the outstanding term loan borrowings under the Term Loan B Facility at 0.915% plus the applicable margin in its Senior Credit Facilities. The agreement matures on February 28, 2025 and has a notional amount of $220.0 million at January 3, 2021. The differences between the variable LIBOR rate and the interest rate swap rate of 0.915% are settled monthly. The Company made payments of $1.0 million to settle the interest rate swap during the twelve months ended January 3, 2021. The fair value of the Company's interest rate swap agreement was a liability of $6.1 million as of January 3, 2021 and is included in long-term other liabilities in the accompanying consolidated balance sheets. Changes in the valuation of the Company's interest rate swap were included as a component of other comprehensive income and will be reclassified to earnings as the losses are realized. The Company expects to reclassify net losses totaling $1.7 million into earnings in the next twelve months.

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED JANUARY 3, 2021, DECEMBER 29, 2019 AND DECEMBER 30, 2018
(Tabular amounts in thousands, except share and per share amounts)
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
9. Other Income
In 2020, the Company recorded other income, net of $1.3 million, which consisted of gains related to insurance recoveries from property damage at four of its restaurants of $2.1 million, net gain on twelve sale-leaseback transactions of $0.2 million and a loss on disposal of assets of $1.0 million.
In 2019, the Company recorded other income, net of $1.9 million which consisted of a $1.9 million gain from a settlement with RBI for their approval of new restaurant development by other franchisees which unfavorably impacted the Company's restaurants, $0.6 million net gains on sale-leaseback transactions, a $0.2 million gain related to insurance recoveries from fire at two of its restaurants and a loss on a disposal of restaurant equipment of $0.8 million.
In 2018 the Company recorded other income of $0.4 million, primarily related to insurance recoveries from fires at two restaurants.
10. Income Taxes
The provision (benefit) for income taxes was comprised of the following:

	Year ended
	January 3, 2021	December 29, 2019	December 30, 2018
Current:
Federal	$—	$(260)	$—
State	268	119	326
	268	(141)	326

Deferred:
Federal	(6,039)	(9,768)	(598)
State	(1,073)	(2,214)	115
	(7,112)	(11,982)	(483)
Increase in valuation allowance	13,138	—	—
Provision (benefit) for income taxes	$6,294	$(12,123)	$(157)
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED JANUARY 3, 2021, DECEMBER 29, 2019 AND DECEMBER 30, 2018
(Tabular amounts in thousands, except share and per share amounts)
The components of deferred income tax assets and liabilities at January 3, 2021 and December 29, 2019 were as follows:

	January 3, 2021	December 29, 2019
Deferred income tax assets:
Operating lease liabilities	$219,096	$218,503
Federal net operating loss carryforwards	28,880	30,588
Tax credit carryforwards	35,650	32,378
State net operating loss carryforwards	6,032	5,388
Interest expense limitation under section 163 (j)	—	2,558
Stock-based compensation expense	1,323	1,274
Accrued vacation benefits	2,684	2,440
Accrued interest rate swap	1,841	—
Postretirement benefit obligations	853	944
Other deferred income tax assets	4,345	4,690
Gross deferred income tax assets	300,704	298,763
Less: Valuation allowance	(13,138)	—
Total deferred income tax assets	$287,566	$298,763

Deferred income tax liabilities:
Operating right-of-use assets	(205,897)	(208,804)
Property and equipment depreciation	(26,056)	(29,685)
Franchise rights	(65,329)	(66,725)
Accumulated other comprehensive income-postretirement benefits	(474)	(280)
Other deferred income tax liabilities	(1,172)	(252)
Total deferred income tax liabilities	(298,928)	(305,746)
Net long-term deferred income tax liabilities	$(11,362)	$(6,983)
The Company's federal net operating loss carryforwards generated prior to December 31, 2017 expire beginning in 2033. Federal net operating losses generated subsequent to 2017 have no expiration date. As of January 3, 2021, the Company had federal net operating loss carryforwards of approximately $136.7 million and approximately $7.6 million in state net operating loss carryforwards. The Company's state net operating loss carryforwards expire beginning in 2021 through 2038.
The Company has performed the required assessment of positive and negative evidence regarding the realization of deferred income tax assets in accordance with ASC 740 at January 3, 2021 and December 29, 2019. Under ASC 740, the weight given to negative and positive evidence is commensurate only to the extent that such evidence can be objectively verified. ASC 740 prescribes that objective historical evidence, in particular the Company’s three-year cumulative loss position at January 3, 2021, be given a greater weight than subjective evidence, including the Company’s forecast of future taxable income, which include assumptions that cannot be objectively verified. In determining the likelihood of future realization of the deferred income tax assets as of January 3, 2021 and December 29, 2019 the Company considered both positive and negative evidence and weighted the effect of such evidence based upon its objectivity. Based on the required weight of evidence under ASC 740, as of January 3, 2021 the Company determined that a valuation allowance was needed for certain federal income tax credits in the amount of $13.1 million as they may expire prior to their utilization by the Company. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED JANUARY 3, 2021, DECEMBER 29, 2019 AND DECEMBER 30, 2018
(Tabular amounts in thousands, except share and per share amounts)
the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as projections for growth. The company recorded income tax expense of $13.1 million in fiscal 2020 relative to this valuation reserve.
A reconciliation of the statutory federal income tax provision to the income tax provision (benefit) for the years ended January 3, 2021, December 29, 2019, and December 30, 2018 was as follows:

	Year ended
	January 3, 2021	December 29, 2019	December 30, 2018
Statutory federal income tax provision (benefit)	$(4,865)	$(9,249)	$2,089
State income taxes, net of federal benefit	(726)	(1,655)	325
Employment tax credits	(2,585)	(2,938)	(3,059)
Change in valuation allowances	13,138	—	—
Non-deductible expenses	214	1,374	415
Stock-based compensation	525	308	(53)
Rate change	312	—	—
Miscellaneous	281	37	126
Provision (benefit) for income taxes	$6,294	$(12,123)	$(157)
The Company's policy is to recognize interest and/or penalties related to uncertain tax positions in income tax expense. At January 3, 2021 and December 29, 2019, the Company had no unrecognized tax benefits and no accrued interest related to uncertain tax positions. The tax years 2014 - 2020 remain open to examination by the major taxing jurisdictions to which the Company is subject. Although it is not reasonably possible to estimate the amount by which unrecognized tax benefits may increase within the next twelve months due to uncertainties regarding the timing of examinations, the Company does not expect unrecognized tax benefits to significantly change in the next twelve months.
On March 27, 2020, the United States enacted the CARES Act as a response to the economic uncertainty resulting from COVID-19. The CARES Act includes modifications for net operating loss carryovers and carrybacks, limitations of business interest expense for tax, immediate refund of alternative minimum tax (AMT) credit carryovers as well as a technical correction to the Tax Cuts and Jobs Act of 2017, referred to herein as the U.S. Tax Act, for qualified improvement property. As of January 3, 2021, the Company expects that the carryback of net operating losses will not have an impact on its current tax attributes.
11. Stock-Based Compensation
2016 Stock Incentive Plan. In 2016, the Company adopted a stock plan entitled the 2016 Stock Incentive Plan (the “2016 Plan”) and reserved and authorized a total of 4,000,000 shares of common stock for grant thereunder. As of January 3, 2021, 887,171 shares were available for future grant or issuance.
Stock-based compensation expense for the years ended January 3, 2021, December 29, 2019, and December 30, 2018 was $5.2 million, $5.8 million and $5.8 million, respectively. As of January 3, 2021, the total remaining stock-based compensation expense relating to non-vested shares and stock options was approximately $7.7 million and the remaining weighted average vesting period for non-vested shares and stock options was 4.0 years.
Non-vested Shares
During the year ended January 3, 2021, the Company granted 790,000 non-vested shares of common stock to certain employees and officers of the Company and 73,128 non-vested shares to outside directors of the Company. These shares vest over their three-year vesting period, provided the participant has continuously remained an employee, officer, or director of the Company.

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED JANUARY 3, 2021, DECEMBER 29, 2019 AND DECEMBER 30, 2018
(Tabular amounts in thousands, except share and per share amounts)
On January 15, 2019, the Company granted 417,500 non-vested shares of common stock to certain employees and officers of the Company and 47,470 non-vested shares to outside directors of the Company. These shares vest over their three-year vesting period, provided the participant has continuously remained an employee, officer, or director of the Company. In September of 2019, the Company granted 10,000 non-vested shares of common stock to an interim officer of the Company, which vested in May 2020.
On January 15, 2018, the Company granted 350,000 non-vested shares of common stock to officers of the Company. These shares vest over their three-year vesting period. During 2018 the Company also issued an aggregate of 30,192 non-vested shares of common stock to non-employee directors. The non-vested share awards vest over three years, provided that the participant has continuously remained a director of the Company.
A summary of all non-vested common share activity for the year ended January 3, 2021 was as follows:

	Shares	Weighted Average Grant Date Price
Non-vested at December 29, 2019	790,823	$11.35
Granted	863,128	$5.42
Vested	(416,253)	$12.07
Forfeited	(69,850)	$6.24
Non-vested at January 3, 2021	1,167,848	$7.02
The fair value of the non-vested shares is based on the closing price of the Company's common stock on the date of grant. As of January 3, 2021, the total non-vested stock-based compensation expense relating to non-vested shares and stock options was approximately $7.7 million and the remaining weighted average vesting period for non-vested shares and stock options was 4.0 years.
Stock Options
During the twelve months ended January 3, 2021, the Company granted in the aggregate options to purchase 1,075,000 shares of its common stock, consisting of 739,340 shares of non-qualified stock options and 335,660 shares of incentive stock options (“ISOs”) to certain employees and officers of the Company. These options become exercisable and are being expensed over their three-year vesting period. The options expire seven years from the date of the grant and were issued with an exercise price equal to the fair market value of the stock price, or $7.12 per share of common stock, on the date of grant.
The following assumptions were used in the Black-Scholes option-pricing model to determine the fair value of stock option awards at the grant date:

2020
Risk-free interest rate	0.21%
Expected term (in years)	4.5
Expected volatility	65.10%
Expected dividend yield	—%
Fair Value	$3.65
Expected term represents the period that the stock option awards were expected to be outstanding. Given the Company has not issued stock options since 2010, it concluded that its stock option exercise history did not provide a reasonable basis upon which to estimate expected term and therefore used the simplified method to determine the expected term of this stock option grant. This method bases the expected term calculation on the average of the vesting term and the contractual term of the awards. The risk-free interest rate was based on the yield of constant maturity U.S. treasury bonds with a remaining term equal to the expected term of the awards. There was no

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED JANUARY 3, 2021, DECEMBER 29, 2019 AND DECEMBER 30, 2018
(Tabular amounts in thousands, except share and per share amounts)
expected dividend yield. The Company estimated the stock price volatility using weekly price observations over the most recent historical period equal to the expected life of the awards.
A summary of all stock option activity for the year ended January 3, 2021 was as follows:

	Options	Weighted Average Exercise Price	Average Remaining Contractual Life	Aggregate Intrinsic Value (1)
Options outstanding at December 29, 2019	—
Granted	1,075,000	$7.12
Forfeited	(25,000)	$7.12
Options Outstanding at January 3, 2021	1,050,000	$7.12	6.6	$—
Vested or expected to vest at January 3, 2021	1,050,000	$7.12	6.6	$—
Options exercisable at January 3, 2021	—
(1) The aggregate intrinsic value is calculated using the difference between the market price of the Company's common stock at January 3, 2021 of $6.28 and the grant date exercise price for only those awards that have a grant date exercise price that is less than the market price of the Company's common stock at January 3, 2021. There were no awards having a grant date exercise price less than the market price of the Company's common stock at January 3, 2021.
Restricted Stock Units
The Company has issued restricted stock units (“RSUs”) on shares of the Company's common shares to certain eligible employees. The RSUs generally vest in equal installments over three years. During the twelve months ended January 3, 2021, 20,486 RSUs vested into shares of the Company's common stock at a weighted average price of $2.92 per share.
A summary of all RSU activity for the year ended January 3, 2021 was as follows:

Units
Non-vested at December 29, 2019	57,942
Vested	(20,486)
Non-vested at January 3, 2021	37,456

12. Stockholders' Equity
Preferred Stock. In 2012, Carrols Restaurant Group issued to BKC 100 shares of the Company's Series A Convertible Preferred Stock (the "Series A Convertible Preferred Stock") pursuant to a certificate of designation. These shares were convertible into 9,414,580 shares of Carrols Restaurant Group Common Stock ("Carrols Common Stock"). In 2018, Carrols Restaurant Group, BKC and Blue Holdco 1, LLC ("Blue Holdco" and together with BKC, the "BKC Stockholders") exchanged the Series A Convertible Preferred Stock for Series B Convertible Preferred Stock (the "Series B Convertible Preferred Stock"), with substantially the same powers, preferences and rights of the shares of Series A Convertible Preferred Stock, except to provide that such shares will be transferable by the BKC Stockholders solely to certain of its affiliates or subsidiaries.
The Series B Convertible Preferred Stock ranks senior to Carrols Common Stock with respect to rights on liquidation, winding-up and dissolution of Carrols Restaurant Group. The Series B Convertible Preferred Stock is perpetual, will receive any dividends and amounts upon a liquidation event on an as converted basis, does not pay interest and has no mandatory prepayment features.
The BKC Stockholders also have certain approval and voting rights as set forth in the certificate of designation for the Series B Convertible Preferred Stock so long as they own greater than 7.5% of the outstanding shares of Carrols Common Stock (on an as-converted basis). The Series B Convertible Preferred Stock will vote with the Company's Common Stock on an as converted basis and provides for the right of the BKC Stockholders to elect (a)

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JANUARY 3, 2021, DECEMBER 29, 2019 AND DECEMBER 30, 2018
(Tabular amounts in thousands, except share and per share amounts)

two members to the Company's Board of Directors until the date on which the number of shares of common stock into which the outstanding shares of Series B Convertible Preferred Stock held by the BKC stockholders are then convertible constitutes less than 11.5% of the total number of outstanding shares of the Company's Common Stock and (b) one member to the Company's Board of Directors until the BKC Stockholders own Series B Convertible Preferred Stock (on an as converted basis) of less than 7.5% of the total number of outstanding shares of the Company's Common Stock.
In connection with the Cambridge Merger, Cambridge Holdings was issued 10,000 shares of the Company's Series C Convertible Preferred Stock (the " Series C Convertible Preferred Stock") that was automatically converted during the third quarter of 2019 into approximately 7.5 million shares of the Company's Common Stock when such conversion was approved by the Company's stockholders at the Company's annual stockholders meeting on August 29, 2019. With the conversion of the Series C Convertible Preferred Stock in the third quarter of 2019, as of January 3, 2021 Cambridge Holdings beneficially owns approximately 23.9% of the Company's Common Stock after giving effect to the conversion of the Series B Convertible Preferred Stock.
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
During the twelve months ended January 3, 2021, the Company repurchased in open market transactions 1,534,304 shares of the Company's Common Stock at an average share price of $6.52 for a total cost of $10.0 million under the Repurchase Program.
During the twelve months ended December 29, 2019, the Company repurchased in open market transactions 553,112 shares of the Company's Common Stock at an average share price of $7.26 for a total cost of $4.0 million under the Repurchase Program.
At January 3, 2021, $11.0 million was available to repurchase shares under the Repurchase Program. Shares repurchased are being held in treasury until they are retired at the discretion of the Board of Directors.
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
Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding for the reporting period. Diluted net income (loss) per share reflects additional shares of common stock outstanding, where applicable, calculated using the treasury stock method or the two-class method.

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED JANUARY 3, 2021, DECEMBER 29, 2019 AND DECEMBER 30, 2018
(Tabular amounts in thousands, except share and per share amounts)
The following table sets forth the calculation of basic and diluted net income (loss) per share:

	Year ended
	January 3, 2021	December 29, 2019	December 30, 2018
Basic net income (loss) per share:
Net income (loss)	$(29,463)	$(31,919)	$10,104
Less: Income attributable to non-vested shares	—	—	(178)
Less: Income attributable to preferred stock	—	—	(2,071)
Net income (loss) available to common stockholders	$(29,463)	$(31,919)	$7,855
Weighted average common shares outstanding	50,751,185	43,421,715	35,715,372
Basic net income (loss) per share	$(0.58)	$(0.74)	$0.22
Diluted net income (loss) per share:
Net income (loss)	$(29,463)	$(31,919)	$10,104
Weighted average common shares outstanding	50,751,185	43,421,715	35,715,372
Dilutive effect of preferred stock and non-vested shares	—	—	9,604,599
Dilutive weighted average common shares outstanding	50,751,185	43,421,715	45,319,971
Diluted net income (loss) per share (1)	$(0.58)	$(0.74)	$0.22
Shares excluded from diluted net income (loss) per share computations (2)	9,615,435	11,484,159	—

(1)Diluted net income (loss) per share is equal to basic net income (loss) per share for the periods presented due to the allocation of earnings to participating securities under the two-class method of calculating basic net income (loss) per share causing basic net income (loss) per share to be lower than diluted net income (loss) per share calculated under the treasury-stock method.
(2)Shares issuable upon conversion of preferred stock and non-vested shares were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive.
14. Commitments and Contingencies
Lease Guarantees. Fiesta Restaurant Group, Inc ("Fiesta"), a former wholly-owned subsidiary of the Company, was spun-off in 2012 to the Company's stockholders. As of January 3, 2021, the Company is a guarantor under 18 Fiesta restaurant property leases, of which all but two of those restaurants are still operating with lease terms expiring on various dates through 2030. The Company is fully liable for all obligations under the terms of the leases in the event that Fiesta fails to pay any sums due under the lease, subject to indemnification provisions of the Separation and Distribution Agreement entered into in connection with the spin-off of Fiesta.
The maximum potential amount of future undiscounted rental payments the Company could be required to make under these leases at January 3, 2021 was $13.6 million. The obligations under these leases will generally continue to decrease over time as these operating leases expire, other than execution of option renewals that exist under the original leases. No payments related to these guarantees have been made by the Company to date and none are expected to be required to be made in the future. The Company has not recorded a liability for these guarantees in accordance with ASC 460 - Guarantees as Fiesta has indemnified the Company for all such obligations and the Company did not believe it was probable it would be required to perform under any of the guarantees or direct obligations.
Litigation. The Company is a party to various litigation matters that arise in the ordinary course of business. The Company does not believe that the ultimate resolution of any of these other matters will have a material adverse effect on its consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JANUARY 3, 2021, DECEMBER 29, 2019 AND DECEMBER 30, 2018
(Tabular amounts in thousands, except share and per share amounts)

15. Transactions with Related Parties
In connection with an acquisition of restaurants from BKC in 2012, the Company issued to BKC 100 shares of Series A Convertible Preferred Stock, which was exchanged for 100 shares of newly issued Series B Convertible Preferred Stock in 2018, and as of January 3, 2021 is convertible into approximately 15.2% of the outstanding shares of the Company's common stock after giving effect to the conversion of the Series B Convertible Preferred Stock. See Note 12—Stockholder's Equity for further information. Pursuant to the terms of the Series B Convertible Preferred Stock, the BKC Stockholders are entitled to elect two representatives on the Company's Board of Directors.
The Company operates its Burger King® restaurants under franchise agreements with BKC and its Popeyes® restaurants under franchise agreements with Popeyes Louisiana Kitchen, Inc. ("PLK"), a subsidiary of RBI. These franchise agreements generally provide for an initial term of twenty years and currently have an initial franchise fee of $50,000. With BKC's and PLK's respective approval, the Company can elect to extend franchise agreements for additional 20 year terms, provided that the restaurant meets the current restaurant image standard and the Company is not in default under terms of the franchise agreement. In addition to the initial franchise fee, the Company generally pays BKC a monthly royalty at a rate of 4.5% of Burger King sales and Popeyes a weekly royalty at a rate of 5.0% of Popeyes sales. Royalty expense was $67.2 million, $62.0 million, and $50.5 million for the years ended January 3, 2021, December 29, 2019 and December 30, 2018, respectively.
The Company is also generally required to contribute 4% of restaurant sales from the Company's restaurants to the advertising funds utilized by BKC and PLK for their advertising, promotional programs and public relations activities, and amounts for additional local advertising in markets that approve such advertising. Advertising expense associated with these expenditures was $59.3 million, $56.7 million and $47.0 million for the years ended January 3, 2021, December 29, 2019 and December 30, 2018, respectively.
As of January 3, 2021, December 29, 2019, and December 30, 2018, the Company leased 232, 248 and 244 of its restaurant locations from BKC, respectively. As of January 3, 2021, the terms and conditions of the leases with BKC are identical to those between BKC and their third-party lessor for 101 of the restaurants. Aggregate rent under these BKC leases for the years ended January 3, 2021, December 29, 2019 and December 30, 2018 was $25.9 million, $27.4 million, and $27.2 million, respectively. The Company does not believe that such lease terms have been significantly affected by the fact that the Company and BKC are deemed to be related parties.
As of January 3, 2021 and December 29, 2019, the Company owed BKC $14.7 million and $11.5 million respectively, related to the payment of advertising, royalties, rent and real estate taxes, which is normally remitted on a monthly basis. These costs are included in accounts payable, other current liabilities, prepaid rent and accrued real estate taxes on the accompanying consolidated balance sheets.
The Company and BKC entered into an Area Development and Remodeling Agreement ("Area Development Agreement") commencing on April 30, 2019 and ending on September 30, 2024, which superseded the Operating Agreement dated as of May 30, 2012, as amended, between Carrols LLC and BKC. Pursuant to the Area Development Agreement, BKC assigned its right of first refusal under its franchise agreements with its franchisees to purchase all of the assets of a Burger King restaurant on the same terms proposed between such franchisee and a third party purchaser (the “ADA ROFR”), in 16 states and a limited number of counties in four additional states, and granted franchise pre-approval to acquire Burger King restaurants until the date that Carrols LLC has acquired more than an aggregate of an additional 500 Burger King restaurants excluding those restaurants the Company acquired in the Cambridge Merger. Carrols LLC agreed to pay BKC $3.0 million for the ADA ROFR in four equal installment payments over the course of one year. The ADA was amended and restated on January 4, 2021 (see Note 18) and an impairment charge was recorded during the year ended January 3, 2021 for the remaining value of the ADA ROFR (see Note 5).
The Company assumed Cambridge's development agreement for Popeyes®, which includes a right of first refusal for acquisitions in two southern states, as well as a development commitment to open, build and operate approximately 80 new Popeyes® restaurants over six years. The continued assignment of this Popeyes® right of

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JANUARY 3, 2021, DECEMBER 29, 2019 AND DECEMBER 30, 2018
(Tabular amounts in thousands, except share and per share amounts)

first refusal is subject to suspension at Popeyes® discretion in the event of non-compliance by the Company with certain terms set forth in this development agreement.
The Company received $1.9 million related to a settlement with BKC for their approval of new restaurant development by other franchisees which unfavorably impacted the Company's restaurants which was recorded as other income in 2019 (see Note 9).
16. Retirement Plans
The Company offers its salaried employees the option to participate in the Carrols Corporation Retirement Savings Plan (the “Retirement Plan”). The Retirement Plan includes a savings option pursuant to section 401(k) of the Internal Revenue Code in addition to a post-tax savings option. Participating employees may contribute up to 50% of their salary annually to either of the savings options, subject to other limitations. The employees may allocate their contributions to various investment options available under a trust established by the Retirement Plan. The Company may elect to contribute to the Retirement Plan on an annual basis. The Company's contribution is equal to 50% of the employee's contribution subject to a maximum annual amount and begins to vest after one year of service and fully vests after five years of service. A year of service is defined as a plan year during which an employee completes at least 1,000 hours of service. Expense recognized for the Company's contributions to the Retirement Plan was $1.9 million, $1.4 million and $0.7 million for the years ended January 3, 2021, December 29, 2019 and December 30, 2018, respectively.
The Company also has an Amended and Restated Deferred Compensation Plan which permits employees not eligible to participate in the Retirement Plan because they have been excluded as “highly compensated” employees (as so defined in the Retirement Plan) to voluntarily defer portions of their base salary and annual bonus. All amounts deferred by the participants earn interest at 8% per annum. There is no Company matching on any portion of the funds. At January 3, 2021 and December 29, 2019, a total of $4.4 million and $3.9 million, respectively, was deferred under this plan, including accrued interest, which is included in long-term other liabilities on the accompanying consolidated balance sheets.
17. Selected Quarterly Financial Data (Unaudited)

	Year Ended January 3, 2021
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter (1)
Restaurant sales	$351,518	(2)	$368,418	(2)	$407,036		$420,530
Income (loss) from operations	(22,047)	(3)	14,302	(3)	10,228	(3)	1,631	(3)
Net income (loss)	(22,209)		7,842		3,531		(18,627)	(4)
Basic and diluted net loss per share	(0.44)		0.13		0.06		(0.37)
Restaurants open at end of period	1,093		1,092		1,088		1,074

	Year Ended December 29, 2019
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
Restaurant sales	$290,789	(5)	$365,674	(5)	$398,414		$397,639
Income (loss) from operations	(5,168)	(5)(6)	2,103	(5)(6)	(1,115)	(5)(6)	(4,563)	(5)(6)
Net loss	(11,469)		(3,732)		(6,812)		(9,906)
Basic and diluted net loss per share	(0.32)		(0.09)		(0.15)		(0.20)
Restaurants open at end of period	845		1,081		1,088		1,101

(1)The fourth quarter of 2020 includes an extra week (see footnote 1)
(2)In the first and second quarters of 2020, the Company's sales were impacted by the onset of the COVID-19 pandemic. Restaurant sales during the last two weeks of March and first two weeks of April showed approximately 30% declines in comparable sales. The declines began easing mid-April and throughout May, with a return to positive changes in comparable restaurant sales for the month of June.
(3)In fiscal 2020, the Company recorded impairment and other lease charges of $2.9 million in the first quarter, $2.9 million in the second quarter, $2.0 million in the third quarter and $5.0 million in the fourth quarter. The fourth quarter of 2020 included a $2.0 million charge related to the ROFR termination (See Note 5).
(4)In the fourth quarter of 2020, the Company recorded a valuation allowance on certain of its tax credits of $12.9 million (see Note 10).
(5)In fiscal 2019, the Company acquired 233 restaurants in the second quarter in two separate transactions and one restaurant in the third quarter (See Note 2). In fiscal 2019 the Company recorded acquisition and integration costs related to the 2019 acquisitions of $2.6 million in the first quarter, $2.6 million in the second quarter, $2.8 million in the third quarter and $2.8 million in the fourth quarter (See Note 2).
(6)In fiscal 2019, the Company recorded impairment and other lease charges of $0.9 million in the first quarter, $0.4 million in the second quarter, $0.5 million in the third quarter and $1.8 million in the fourth quarter (See Note 5).
18. Subsequent Events
Subsequent Events. On January 4, 2021, the Company amended and restated its existing Area Development Agreement (See Note 15).
Pursuant to the ADA and for a cost of $3.0 million, BKC had assigned to Carrols LLC the right of first refusal on the sale of franchisee-operated restaurants in 16 states and a limited number of counties in four additional states, and granted franchise pre-approval to acquire Burger King restaurants until the date that we have acquired more than an aggregate of an additional 500 Burger King restaurants excluding those restaurants we acquired in the Cambridge Acquisition ("ADA ROFR"). The ADA ROFR was terminated in connection with the Amended ADA.
On October 1 of each year following the commencement date of the ADA, Carrols LLC had been required to pay BKC certain pre-paid franchise fees to be applied to new Burger King restaurants opened and operated by Carrols LLC. The Amended ADA eliminated the requirement for any prepayments due and payable on and after October 1, 2020, and the $0.6 million balance of prepaid franchise fees paid under the ADA that had not yet been applied to new restaurant development was forfeited.
Pursuant to the Amended ADA, Carrols LLC has agreed to open, build and operate a total of 50 new Burger King restaurants, 80% of which must be in Kentucky, Tennessee and Indiana. This includes four Burger King restaurants by September 30, 2021, 10 additional Burger King restaurants by September 30, 2022, 12 additional Burger King restaurants by September 30, 2023, 12 additional Burger King restaurants by September 30, 2024 and 12 additional Burger King restaurants by September 30, 2025.
In addition, pursuant to the Amended ADA, BKC granted Carrols LLC franchise pre-approval to build new Burger King restaurants or acquire Burger King restaurants from Burger King franchisees with respect to 500 Burger King restaurants in the aggregate in (i) Kentucky, Tennessee and Indiana (excluding certain geographic areas in Indiana) and (ii) (a) 16 states, which include Arkansas, Indiana, Kentucky, Louisiana, Maine, Maryland, Michigan, Mississippi, North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina, Tennessee, Vermont and Virginia (subject to certain exceptions for certain limited geographic areas within certain states) and (b) any other geographic locations that Carrols LLC enters after the commencement date of the Amended ADA pursuant to BKC procedures subject to certain limitations.

SIGNATURES
Pursuant to the requirements of the Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 11th day of March 2021.

CARROLS RESTAURANT GROUP, INC.

/s/ Daniel T. Accordino
(Signature)
Daniel T. Accordino Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.

Signature	Title	Date

/s/ Daniel T. Accordino	President, Chief Executive Officer and Chairman of the Board of Directors	March 11, 2021
Daniel T. Accordino

/s/ Anthony E. Hull	Vice President, Chief Financial Officer and Treasurer	March 11, 2021
Anthony E. Hull

/s/ Hannah S. Craven	Director	March 11, 2021
Hannah S. Craven

/s/ Deborah M. Derby	Director	March 11, 2021
Deborah M. Derby

/s/ Matthew Dunnigan	Director	March 11, 2021
Matthew Dunnigan

/s/ Christopher L. Finazzo	Director	March 11, 2021
Christopher L. Finazzo

/s/ Lawrence E. Hyatt	Director	March 11, 2021
Lawrence E. Hyatt

/s/ David S. Harris	Director	March 11, 2021
David S. Harris

/s/ Matthew Terker Perelman	Director	March 11, 2021
Matthew Terker Perelman

/s/ Alexander R. Sloane	Director	March 11, 2021
Alexander R. Sloane