Form 10-Q
period 2021-04-04
CARROLS RESTAURANT GROUP, INC.
filed 2021-05-13
CIK 809248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 4, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 7, 2021, Carrols Restaurant Group, Inc. had 51,502,109 shares of its common stock, $.01 par value, outstanding.

CARROLS RESTAURANT GROUP, INC.
FORM 10-Q
QUARTER ENDED APRIL 4, 2021

PART I—FINANCIAL INFORMATION
ITEM 1—INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CARROLS RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	April 4, 2021	January 3, 2021
ASSETS
Current assets:
Cash and cash equivalents	$59,929	$64,964
Trade and other receivables	19,524	19,862
Inventories	11,983	11,595
Prepaid rent	8,207	8,046
Prepaid expenses and other current assets	13,328	7,309
Refundable income taxes	169	169
Total current assets	113,140	111,945
Property and equipment, net of accumulated depreciation of $448,904 and $434,328, respectively	345,206	349,555
Franchise rights, net of accumulated amortization of $137,069 and $133,632, respectively (Note 2)	331,160	334,597
Goodwill (Note 2)	122,619	122,619
Franchise agreements, at cost less accumulated amortization of $13,165 and $14,653, respectively	31,139	31,584
Operating right-of-use assets, net (Note 5)	795,157	799,962
Other assets	6,769	6,823
Total assets	$1,745,190	$1,757,085
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and finance lease liabilities (Notes 5 and 6)	$5,668	$5,525
Current portion of operating lease liabilities (Note 5)	42,495	41,815
Accounts payable	33,931	27,596
Accrued payroll, related taxes and benefits	41,582	49,417
Accrued real estate taxes	6,430	7,774
Other liabilities	28,671	24,214
Total current liabilities	158,777	156,341
Long-term debt and finance lease liabilities, net of current portion (Notes 5 and 6)	475,281	475,695
Lease financing obligations	1,190	1,191
Operating lease liabilities (Note 5)	805,008	809,969
Deferred income taxes, net (Note 7)	9,747	11,362
Accrued postretirement benefits	1,453	1,523
Other liabilities (Note 4)	24,799	29,472
Total liabilities	1,476,255	1,485,553
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, par value $.01; authorized 20,000,000 shares, issued and outstanding—100 shares	—	—
Voting common stock, par value $.01; authorized—100,000,000 shares, issued—53,607,062 and 52,653,964 shares, respectively, and outstanding—49,903,569 and 49,389,382 shares, respectively	520	515
Additional paid-in capital	307,933	306,469
Accumulated deficit	(25,535)	(18,367)
Accumulated other comprehensive income (loss)	144	(3,015)
Treasury stock, at cost	(14,127)	(14,070)
Total stockholders’ equity	268,935	271,532
Total liabilities and stockholders’ equity	$1,745,190	$1,757,085
See notes to unaudited condensed consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended
	April 4, 2021	March 29, 2020
Restaurant sales	$389,993	$351,518
Operating expenses:
Cost of sales	113,790	102,927
Restaurant wages and related expenses	129,646	124,575
Restaurant rent expense	30,314	29,454
Other restaurant operating expenses	61,419	57,978
Advertising expense	15,369	13,876
General and administrative expenses (including stock-based compensation of $1,469 and $1,132, respectively)	21,369	20,787
Depreciation and amortization	20,609	21,031
Impairment and other lease charges (Note 3)	353	2,881
Other expense, net	227	56
Total operating expenses	393,096	373,565
Loss from operations	(3,103)	(22,047)
Interest expense	6,726	7,140
Loss before income taxes	(9,829)	(29,187)
Benefit for income taxes (Note 7)	(2,661)	(6,978)
Net loss	$(7,168)	$(22,209)
Basic and diluted net loss per share (Note 12)	$(0.14)	$(0.44)
Shares used in computing net loss per share:
Basic and diluted weighted average common shares outstanding	49,824,140	50,821,101
Comprehensive loss, net of tax:
Net loss	$(7,168)	$(22,209)
Change in valuation of interest rate swap (Note 6)	3,159	(5,209)
Comprehensive loss	$(4,009)	$(27,418)
See notes to unaudited condensed consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share and per share amounts)
(Unaudited)

							Accumulated
					Additional	Retained	Other			Total
	Common Stock		Preferred Stock		Paid-In	Earnings	Comprehensive	Treasury Stock		Stockholders'
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Income (Loss)	Shares	Amount	Equity
Balance, January 3, 2021	51,486,116	$515	100	$—	$306,469	$(18,367)	$(3,015)	(2,096,734)	$(14,070)	$271,532
Stock-based compensation	—	—	—	—	1,469	—	—	—	—	1,469
Vesting of non-vested shares and RSUs	522,406	5	—	—	(5)	—	—	—	—	—
Net loss	—	—	—	—	—	(7,168)	—	—	—	(7,168)
Purchase of treasury stock	—	—	—	—	—	—	—	(8,219)	(57)	(57)
Change in valuation of interest rate swap, net of income taxes of $1,046 (Note 6)	—	—	—	—	—	—	3,159	—	—	3,159
Balance, April 4, 2021	52,008,522	$520	100	$—	$307,933	$(25,535)	$144	(2,104,953)	$(14,127)	$268,935

Balance, December 29, 2019	51,049,377	$510	100	$—	$301,251	$11,096	$622	(553,112)	$(4,017)	$309,462
Stock-based compensation	—	—	—	—	1,132	—	—	—	—	1,132
Vesting of non-vested shares and RSUs	424,963	5	—	—	(5)	—	—	—	—	—
Net loss	—	—	—	—	—	(22,209)	—	—	—	(22,209)
Purchase of treasury stock	—	—	—	—	—	—	—	(9,318)	(54)	(54)
Change in valuation of interest rate swap (Note 6)	—	—	—	—	—	—	(5,209)	—	—	(5,209)
Balance, March 29, 2020	51,474,340	$515	100	$—	$302,378	$(11,113)	$(4,587)	(562,430)	$(4,071)	$283,122
See notes to unaudited condensed consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	April 4, 2021	March 29, 2020
Cash flows provided by (used in) operating activities:
Net loss	$(7,168)	$(22,209)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on disposals of property and equipment	220	50
Stock-based compensation	1,469	1,132
Impairment and other lease charges	353	2,881
Depreciation and amortization	20,609	21,031
Amortization of deferred financing costs	549	482
Amortization of discount on debt	200	67
Deferred income taxes	(2,661)	(6,983)
Change in refundable income taxes	—	6
Changes in other operating assets and liabilities	(6,535)	(247)
Net cash provided by (used in) operating activities	7,036	(3,790)
Cash flows used for investing activities:
Capital expenditures:
New restaurant development	(1,643)	(10,517)
Restaurant remodeling	(1,758)	(5,651)
Other restaurant capital expenditures	(5,831)	(3,475)
Corporate and restaurant information systems	(1,395)	(4,954)
Total capital expenditures	(10,627)	(24,597)
Properties purchased for sale-leaseback	—	(12,441)
Proceeds from sale-leaseback transactions	—	13,685
Proceeds from insurance recoveries	—	1,385
Net cash used for investing activities	(10,627)	(21,968)
Cash flows provided by (used in) financing activities:
Repayments of Term Loan B Facility	(1,250)	(1,063)
Borrowings under revolving credit facility	—	190,000
Repayments under revolving credit facility	—	(124,000)
Payments on finance lease liabilities	(137)	(567)
Costs associated with financing long-term debt	—	(314)
Purchase of treasury shares	(57)	—
Net cash provided by (used in) financing activities	(1,444)	64,056
Net increase (decrease) in cash and cash equivalents	(5,035)	38,298
Cash and cash equivalents, beginning of period	64,964	2,974
Cash and cash equivalents, end of period	$59,929	$41,272
Supplemental disclosures:
Interest paid on long-term debt	$5,960	$6,705
Interest paid on lease financing obligations	$26	$26
Accruals for capital expenditures	$2,989	$5,528
Finance lease obligations incurred	$546	$—
See notes to unaudited condensed consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except share and per share amounts)

1. Basis of Presentation
Business Description. At April 4, 2021, Carrols Restaurant Group, Inc. ("Carrols Restaurant Group") operated as a franchisee 1,010 Burger King® restaurants in 23 Northeastern, Midwestern, Southcentral and Southeastern states and 65 Popeyes® restaurants in seven Southeastern states.
In March 2020, the World Health Organization declared the COVID-19 outbreak to be a global pandemic. The COVID-19 pandemic has significantly impacted the communities the Company's restaurants operate in as federal, state and local governments have taken a series of actions to contain its spread. In March 2020, the Company closed its dining rooms in all restaurants and modified operating hours in line with local ordinances and day-part sales trends. Over the course of the pandemic, each restaurant has operated according to its respective local governmental guidelines as well as safety procedures developed by Burger King and Popeyes. The COVID-19 pandemic and restaurant reopenings in communities the Company operates in continue to evolve. As of the first quarter of 2021, the dining rooms in most of the Company's restaurants were open although not widely used as guests continue to rely on our drive-thru, carry-out and delivery service modes.
Basis of Consolidation. Carrols Restaurant Group, Inc. is a holding company and conducts all of its operations through its direct and indirect wholly-owned subsidiaries Carrols Corporation and New CFH, LLC and their wholly-owned subsidiaries. Carrols Corporation's material direct and indirect wholly-owned subsidiary (collectively, "Carrols") is Carrols LLC, a Delaware limited liability company. New CFH LLC's material direct and indirect wholly-owned subsidiaries include Frayser Quality, LLC and Nashville Quality, LLC (and together with New CFH, LLC's immaterial direct and indirect subsidiaries, collectively, "New CFH"). Unless the context otherwise requires, Carrols Restaurant Group and its direct and indirect wholly-owned subsidiaries are collectively referred to as the “Company.” All intercompany transactions have been eliminated in consolidation.
Fiscal Year. The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. The three months ended April 4, 2021 and March 29, 2020 each contained thirteen weeks, respectively. The 2021 fiscal year will end January 2, 2022 and will contain 52 weeks.
Basis of Presentation. The unaudited condensed consolidated financial statements as of and for the three months ended April 4, 2021 and March 29, 2020 have been prepared without an audit pursuant to the rules and regulations of the Securities and Exchange Commission and do not include certain of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of such unaudited condensed consolidated financial statements have been included. The results of operations for the three months ended April 4, 2021 are not necessarily indicative of the results to be expected for the full year.
These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended January 3, 2021. The January 3, 2021 consolidated balance sheet data is derived from those audited consolidated financial statements.
Use of Estimates. The preparation of the unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates include accrued occupancy costs, insurance liabilities, lease accounting matters, the valuation of acquired assets and liabilities, valuation of interest rate swap, the valuation of deferred income tax assets and the evaluation for impairment of goodwill, long-lived assets and franchise rights. Actual results could differ from those estimates.
Segment Information. Operating segments are components of an entity for which discrete financial information is available and is regularly reviewed by the chief operating decision maker in order to allocate

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

resources and assess performance. The Company's chief operating decision maker, our CEO, currently evaluates the Company's operations from a number of different operational perspectives; however, resource allocation decisions are determined based on the chief operating decision maker's evaluation of the total Company operations. The Company derives all significant revenues from a single operating segment. Accordingly, the Company views the operating results of its restaurants as one reportable segment.
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
The Company estimates that the seller's carrying value of acquired restaurant equipment, subject to certain adjustments, is equivalent to fair value of this equipment at the date of the acquisition. The fair values of assumed franchise agreements are valued as if the remaining term of the agreement is at the market rate. The fair values of acquired land, buildings, certain leasehold improvements and restaurant equipment subject to finance leases are determined using both the cost approach and market approach using significant inputs observable in the open market. The Company categorizes these inputs as Level 2 inputs under ASC 820. The fair value acquired franchise rights and favorable or unfavorable leases positions are determined using the income approach and include unobservable inputs. The Company categorizes these inputs as Level 3 inputs under ASC 820.
Cash and Cash Equivalents. The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. At both April 4, 2021 and January 3, 2021, the Company did not have any cash invested in money market funds classified as cash equivalents on the condensed consolidated balance sheets.
Fair Value of Financial Instruments. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. In determining fair value, the accounting standards establish a three level hierarchy for inputs used in measuring fair value as follows: Level 1 inputs are quoted prices in active markets for identical assets or liabilities; Level 2 inputs are observable for the asset or liability, either directly or indirectly, including quoted prices in active markets for similar assets or liabilities; and Level 3 inputs are unobservable and reflect the Company's own assumptions. Financial instruments include cash and cash equivalents, trade and other receivables, accounts payable and long-term debt. The carrying amounts of cash and cash equivalents, trade and other receivables and accounts payable approximate fair value because of the short-term nature of these financial instruments. The carrying amount of the Term Loan B and Incremental Term B-1 Loan borrowings at April 4, 2021 approximate fair value because of their variable rates.
The Company recognizes its derivative arrangements on the balance sheet at fair value, which is considered Level 2. The Company’s only derivative is an interest rate swap which is designated as a cash flow hedge. Accordingly, the effective portion of the changes in the fair value of this arrangement are recognized in accumulated other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of the changes in the fair value of this arrangement are immediately recognized in earnings as interest expense. The Company classifies cash inflows and outflows from derivatives within operating activities on the statements of cash flows.
Fair value measurements of non-financial assets and non-financial liabilities are primarily used in the impairment analysis of long-lived assets, goodwill and intangible assets. Long-lived assets and definite-lived intangible assets are measured at fair value on a nonrecurring basis using Level 3 inputs. As described in Note 3, the

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

Company recorded long-lived asset impairment charges of $0.3 million during the three months ended April 4, 2021 and $1.7 million during the three months ended March 29, 2020, respectively.
Recently Issued Accounting Pronouncements. In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-04 (“ASU 2020-04”), Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate (“LIBOR”). This ASU is effective for all entities as of March 12, 2020 through December 31, 2022. The Company is currently evaluating the effect adoption of this guidance will have on its consolidated financial statements.
In April 2020, the FASB staff issued interpretive guidance that indicated it would be acceptable for entities to make an election to account for lease concessions related to the COVID-19 pandemic consistent with how those concessions would be accounted for under ACS Topic 842, Leases ("ASC 842"), as though enforceable rights and obligations for those concessions existed (regardless of whether those enforceable rights and obligations for the concessions explicitly exist in the contract). Consequently, for concessions related to the effects of the COVID-19 pandemic, an entity will not have to analyze each contract to determine whether enforceable rights and obligations for concessions exist in the contract and can elect to apply or not apply the lease modification guidance in Topic 842 to those contracts. This election is available for concessions related to the effects of the COVID-19 pandemic that do not result in a substantial increase in the rights of the lessor or the obligations of the lessee. The Company made the policy election to apply this interpretive guidance to certain rent relief received in 2020 resulting directly from COVID-19, and has assumed that enforceable rights and obligations for those concessions exist in the lease contract. Accordingly, the Company recognized abatements that did not result in an extension of lease term as reductions in variable lease payments, and deferrals that did not result in an extension of lease term as an increase in other current liabilities. This election will continue while these abatements or deferrals are in effect.
Subsequent events. The Company reviewed and evaluated subsequent events through the issuance date of the Company’s unaudited condensed consolidated financial statements.
2. Intangible Assets
Goodwill. The Company is required to review goodwill for impairment annually, or more frequently when events and circumstances indicate that the carrying amount may be impaired. If the determined fair value of goodwill is less than the related carrying amount, an impairment loss is recognized. The Company performs its annual impairment assessment as of the last day of its fiscal year and does not believe circumstances have changed since the last assessment date which would make it necessary to reassess the value of its goodwill. There were no recorded goodwill impairment losses during the three months ended April 4, 2021 or March 29, 2020.
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

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

The Company assesses the potential impairment of franchise rights whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If an indicator of impairment exists, an estimate of the aggregate undiscounted cash flows from the acquired restaurants is compared to the respective carrying value of franchise rights for each acquisition. If an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value. No impairment charges were recorded related to the Company’s franchise rights for the three months ended April 4, 2021 and March 29, 2020. The change in franchise rights for the three months ended April 4, 2021 is summarized below:

Balance at January 3, 2021	$334,597
Amortization expense	(3,437)
Balance at April 4, 2021	$331,160
Amortization expense related to franchise rights was $3.4 million and $4.0 million for the three months ended April 4, 2021 and March 29, 2020, respectively. The Company expects annual amortization expense to be $13.7 million in 2021 and in each of the following five years.
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
During the three months ended April 4, 2021, the Company recorded impairment and other lease charges of $0.4 million due primarily to assets at a restaurant location closed during the quarter.
During the three months ended March 29, 2020, the Company recorded impairment and other lease charges of $2.9 million consisting of $1.5 million of initial impairment charges for three underperforming restaurants, capital expenditures of $0.2 million at underperforming restaurants, and $1.2 million of other lease charges primarily from nine restaurants permanently closed during the first quarter of 2020.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

4. Other Liabilities, Long-Term
Other liabilities, long-term, at April 4, 2021 and January 3, 2021 consisted of the following:

	April 4, 2021	January 3, 2021
Accrued occupancy costs	$2,345	$2,394
Accrued workers’ compensation and general liability claims	4,967	5,499
Interest rate swap	1,858	6,062
Deferred compensation	4,528	4,419
Deferred federal payroll taxes	10,808	10,808
Other	293	290
	$24,799	$29,472
On March 27, 2020, the United States enacted the CARES Act as a response to the economic uncertainty resulting from COVID-19. The CARES Act provided for deferred payment of the employer portion of social security taxes through the end of 2020, with 50% of the deferred amount due December 31, 2021 and the remaining 50% due December 31, 2022. In 2020, the Company deferred $21.6 million related to this provision. As of April 4, 2021, $10.8 million was recorded in accrued payroll, related taxes and benefits and $10.8 million was recorded in other liabilities, long-term in the consolidated balance sheets.
5. Leases
The Company utilizes land and buildings in its operations under various lease agreements. The Company does not consider any one of these individual leases material to the Company's operations. Initial lease terms are generally for twenty years and, in many cases, provide for renewal options and in most cases rent escalations. The exercise of such renewal options are generally at the Company’s sole discretion. The Company evaluates renewal options at lease commencement and upon any lease amendments or remodeling activity to determine if such options are reasonably certain to be exercised based on economic factors. Certain leases also require variable rent, determined as a percentage of sales as defined by the terms of the applicable lease agreement. For most locations, the Company is obligated for occupancy related costs including payment of property taxes, insurance and utilities.
Right-of-use (“ROU”) lease assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make payments in exchange for that right of use. As the rate implicit within our leases is not readily determinable, the Company uses market and term-specific incremental borrowing rates which consider the rate of interest it expects to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. ROU assets are also reduced by lease incentives, initial direct costs and adjusted by favorable lease assets and unfavorable lease liabilities.
Variable lease components represent amounts that are contractually fixed as a percentage of sales and are recognized in expense as incurred. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheets and are recognized as lease expense on a straight-line basis over the lease term. The Company does not account for lease components (e.g., fixed payments including rent) separately from non-lease components (e.g. common area maintenance).
The Company also utilizes certain restaurant equipment under various finance lease agreements with initial terms of generally three to eight years. The Company does not consider any one of these individual leases material to the Company's operations.
For certain leases where rent escalates based upon a change in a financial index, such as the Consumer Price Index, the difference between the index at lease inception and the subsequent fluctuations in that index are included in variable lease costs. Additionally, because the Company has elected to not separate lease and non-lease components, in limited instances variable costs also include payments to the landlord for common area maintenance, real estate taxes, insurance and other operating expenses. Lease expense is recognized on a straight-line basis over the lease term, with variable lease payments recognized in the period those payments are incurred.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

As a result of the COVID-19 pandemic and the resulting economic uncertainty in the restaurant industry in 2020, the Company contacted each of its landlords to potentially negotiate accommodations to preserve cash. For certain leases the Company was able to modify existing payment terms, in some cases through deferral of existing payments until future periods and in some cases through a reduction in payments that would otherwise have been due. The Company elected the practical expedient to not evaluate whether a deferral of rent within the current term is a lease modification. Any concessions which resulted in an extension of the existing lease term were accounted for as a lease modification under the current GAAP guidance. The total rent that was or will be deferred as a result of requests for pandemic-related relief from our landlords other than BKC (see Note 10) was $5.8 million, of which $4.8 million was or is expected to be repaid over various periods beginning in the third quarter of 2020. As of April 4, 2021, $2.1 million remains to be repaid to landlords related to these deferrals.
Lease Cost
The components and classification of lease expense for the three months ended April 4, 2021 and March 29, 2020 are as follows:

		Three Months Ended
Lease cost	Classification	April 4, 2021	March 29, 2020
Operating lease cost (1)	Restaurant rent expense	$25,742	$25,471
Operating lease cost (2)	General and administrative	256	98
Variable lease cost	Restaurant rent expense	4,598	4,105
Sublease income	Restaurant rent expense	(26)	(122)
Finance lease cost:
Amortization of right-of-use assets	Depreciation and amortization	132	445
Interest on lease liabilities	Interest expense	22	46
Total lease cost		$30,724	$30,043
(1)Includes short-term leases which are not material.
(2)Represents operating lease costs for property and equipment not directly related to restaurant operations.
Other Information
Supplemental cash flow information related to leases for the three months ended April 4, 2021 and March 29, 2020 are as follows:

	Three Months Ended
	April 4, 2021	March 29, 2020
Gain (loss) on sale-leaseback transactions	$(4)	$(244)
Operating lease assets and liabilities resulting from lease modifications and new leases	$6,882	$16,759
Finance lease assets acquired through finance lease obligations	$546	$—
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows related to operating leases	$25,354	$24,733
Operating cash flows related to finance leases	$22	$46
Financing cash flows related to finance leases	$137	$567

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

6. Long-Term Debt
Long-term debt at April 4, 2021 and January 3, 2021 consisted of the following:

	April 4, 2021	January 3, 2021
Collateralized:
Senior Credit Facility:
Term Loan B borrowings	$418,312	$419,375
Term Loan B-1 borrowings	73,688	73,875
Finance lease liabilities	1,315	908
	493,315	494,158
Less: current portion of long-term debt and finance lease liabilities	(5,668)	(5,525)
Less: unamortized debt issuance costs	(7,405)	(7,777)
Less: unamortized original issue discount	(4,961)	(5,161)
Total Long-term debt	$475,281	$475,695
On April 30, 2019, the Company entered into senior secured credit facilities in an aggregate principal amount of $550.0 million, consisting of (i) a Term Loan B Facility in an aggregate principal amount of $425.0 million (the “Term Loan B Facility”) maturing on April 30, 2026 and (ii) a revolving credit facility (including a sub-facility of $35.0 million for standby letters of credit) in an aggregate principal amount of $125.0 million maturing on April 30, 2024 (the “Revolving Credit Facility” and, together with the Term Loan B Facility, the “Senior Credit Facilities”).
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
The Second Amendment provides that beginning on the 180th day after the Second Amendment Effective Date and for so long as the Revolving Committed Amount is greater than $115.0 million, the Company shall pay to the Administrative Agent, for the ratable benefit of the Revolving Facility Lenders, a commitment fee (the "Ticking Fee") on the average daily amount of the Revolving Committed Amount at a rate per annum equal to (a) 0.125% for the 180th day after the Second Amendment Effective Date through and including the 269th day after the Second Amendment Effective Date, (b) 0.25% for the 270th day after the Second Amendment Effective Date through and including the 364th day after the Second Amendment Effective Date and (c) 1.00% for the 365th day after the Second Amendment Effective Date and thereafter. The Second Amendment provides that the Ticking Fee will be due and payable quarterly in arrears (calculated on a 360-day basis) on the last Business Day of each calendar quarter and will accrue from the 180th day after the Second Amendment Effective Date for so long as the Revolving Committed Amount is greater than $115.0 million. The Company recorded expense of $0.1 million related to these ticking fees in the three months ended April 4, 2021. The Second Amendment also provides that the Company shall use the proceeds of an Extension of Credit which results in the sum of the aggregate principal amount of outstanding Revolving Loans plus the aggregate amount of LOC Obligations equaling an amount in excess of $115.0 million, solely for ongoing operations of the Company and its subsidiaries and shall not be held as cash on the balance sheet.
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
On June 23, 2020 (the "Fifth Amendment Effective Date"), the Company entered into the Fifth Amendment to its Senior Credit Facilities (the "Fifth Amendment"). The Fifth Amendment increased the Term Loan (as defined in the Senior Credit Facilities) borrowings in the aggregate principal amount of $75 million of Incremental Term B-1 Loans (as defined in the Senior Credit Facilities). The Incremental Term B-1 Loans constitute a new tranche of Term Loans ranking pari passu in right of payment and security with the Initial Term Loans for all purposes under the Senior Credit Facilities. The Incremental Term B-1 Loans have the same terms as outstanding borrowings under the Company's existing term loan B facility pursuant to and in accordance with the Senior Credit Facilities, provided that (i) borrowings under the Incremental Term B-1 Loans will bear interest at a rate per annum, at the Company’s option, of (a) the Alternate Base Rate (as defined in the Senior Credit Facilities) plus the applicable margin of 5.25% or (b) the LIBOR Rate (as defined in the Senior Credit Facilities) (which shall not be less than 1% for Incremental Term B-1 Loans) plus the applicable margin of 6.25% and (ii) certain prepayments of the Incremental Term B-1 Loans by the Company prior to the first anniversary of the Fifth Amendment Effective Date are subject to a premium to the Administrative Agent (as defined in the Senior Credit Facilities), for the ratable account of each applicable Term Loan Lender (as defined in the Senior Credit Facilities) holding Incremental Term B-1 Loans on the date of such prepayment equal to the Applicable Make-Whole Amount (as defined in the Senior Credit Facilities) with respect to the principal amount of the Incremental Term B-1 Loans so prepaid. The principal amount of the Incremental Term B-1 Loans will amortize in an aggregate annual amount equal to 1% of the original principal amount of the Incremental Term B-1 Loans and shall be repayable in consecutive quarterly installments on the last day of the Company's fiscal quarters beginning on the third fiscal quarter of 2020. The remaining

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

outstanding principal amount of the Incremental Term B-1 Loan and all accrued but unpaid interest and other amounts payable with respect to the Incremental Term B-1 Loan due on April 30, 2026, which is the Term Loan Maturity Date (as defined in the Senior Credit Facilities). The net proceeds of the Incremental Term B-1 Loans were $71.3 million after original issue discount and were used for general corporate purposes, including repayment of the outstanding balance of the Revolving Credit Facility.
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
The Senior Credit Facilities contain certain covenants, including without limitation, those limiting the Company’s and its subsidiaries' ability to, among other things, incur indebtedness, incur liens, sell or acquire assets or businesses, change the character of its business in all material respects, engage in transactions with related parties, make certain investments, make certain restricted payments or pay dividends. In addition, the Senior Credit Facilities require the Company to meet a First Lien Leverage Ratio (as defined in the Senior Credit Facilities) if revolving credit borrowings exceed 35% of the aggregate borrowing capacity, as described under the First Amendment above. As there were no borrowings under the Revolving Credit Facility at April 4, 2021, no First Lien Leverage Ratio calculation was required. The Company was in compliance with the covenants under its Senior Credit Facilities at April 4, 2021.
The Senior Credit Facilities contain customary default provisions, including that the lenders may terminate their obligation to advance and may declare the unpaid balance of borrowings, or any part thereof, immediately due and payable upon the occurrence and during the continuance of customary events of default which include, without limitation, payment default, covenant default, bankruptcy default, cross-default on other indebtedness, judgment default and the occurrence of a change of control.
The Term Loan B and B-1 borrowings are due and payable in quarterly installments, which began on September 30, 2019. Amounts outstanding at April 4, 2021 are due and payable as follows:
(i) twenty remaining quarterly installments of $1.3 million;
(ii) one final payment of $467.0 million on April 30, 2026.
At April 4, 2021, borrowings under the Senior Credit Facilities bore interest as follows:
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
The weighted average interest rate for borrowings under the Senior Credit Facilities was 4.4% for the three months ended April 4, 2021 and 4.9% for the three months ended March 29, 2020, respectively.
As of April 4, 2021, there were no revolving credit borrowings outstanding and $9.0 million of letters of credit issued under the Revolving Credit Facility. After reserving for issued letters of credit and outstanding revolving credit borrowings, $136.8 million was available for revolving credit borrowings under the Senior Credit Facilities at April 4, 2021.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

Interest Rate Swap. In March 2020, the Company entered into an interest rate swap agreement with its lenders to mitigate the risk of increases in the variable interest rate related to term loan borrowings under the Term Loan B Facility. The interest rate swap fixes the interest rate on 50% of the outstanding term loan borrowings under the Term Loan B Facility at 0.915% plus the applicable margin in its Senior Credit Facilities. The agreement matures on February 28, 2025 and has a notional amount of $220.0 million. The differences between the variable LIBOR rate and the interest rate swap rate of 0.915% are settled monthly. The Company made payments of $0.4 million to settle the interest rate swap during the three months ended April 4, 2021. The fair value of the Company's interest rate swap agreement was a liability of $1.9 million as of April 4, 2021 and is included in long-term other liabilities in the accompanying consolidated balance sheets. Changes in the valuation of the Company's interest rate swap were included as a component of other comprehensive income and will be reclassified to earnings as the losses are realized. The Company expects to reclassify net losses totaling $1.7 million into earnings in the next twelve months.
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
7. Income Taxes
The benefit for income taxes for the three months ended April 4, 2021 and March 29, 2020 was comprised of the following:

	Three Months Ended
	April 4, 2021	March 29, 2020
Current	$—	$5
Deferred	(2,661)	(9,131)
Change in valuation allowance	—	2,148
Benefit for income taxes	$(2,661)	$(6,978)
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.
The Company has performed an assessment of positive and negative evidence regarding the realization of its deferred income tax assets at April 4, 2021 as required by ASC 740. Under ASC 740, the weight given to negative and positive evidence is commensurate only to the extent that such evidence can be objectively verified. ASC 740 also prescribes that objective evidence, in particular the Company’s three-year cumulative loss position at April 4, 2021, be given greater weight than subjective evidence, such as the Company’s forecasts of future taxable income, which include assumptions that cannot be objectively verified. The Company considers all available positive and negative evidence regarding the estimated future reversals of existing taxable temporary differences, estimated future taxable income exclusive of reversing temporary differences and carryforwards, historical taxable income in prior carryback periods if carryback is permitted, and potential tax planning strategies which may be employed to prevent an operating loss or tax credit carryforward from expiring unused, and determines, based on the required weight of the evidence under ASC 740, whether a valuation allowance is necessary for any of its deferred tax assets at each reporting period. The future reversals of existing temporary differences and the ability to carryback are considered verifiable evidence. At January 4, 2021, the Company determined that a valuation allowance was needed for certain federal income tax credits in the amount of $13.1 million as they may expire prior to their utilization by the Company. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as projections for growth. As of April 4, 2021, the Company has a valuation allowance recorded as a component of its deferred income taxes in the amount of $13.1 million.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

The benefit for income taxes for the three months ended April 4, 2021 was derived using an estimated effective annual income tax rate for all of 2021 of 21.3%, which excludes any discrete tax adjustments. The difference compared to the statutory rate for 2021 is attributed to various nondeductible tax expenses. The income tax benefit for the three months ended April 4, 2021 contains net discrete tax adjustments of $0.7 million of tax benefit.
The benefit for income taxes for the three months ended March 29, 2020 was derived using an estimated effective annual income tax rate for all of 2020 of 31.3%, which excludes any discrete tax adjustments and was higher than the statutory rate due to the effect of fixed employment tax credits on the taxable loss. The benefits of federal employment credits are not directly related to the amount of pre-tax income recorded in a period. Accordingly, in periods where recorded pre-tax income is relatively small, the proportional effect of these items on the effective tax rate may be significant. The Company also recorded a valuation allowance of $2.4 million as of March 29, 2020 against all of its net deferred income tax assets due to forecasted losses for 2020, of which $2.1 million was included in deferred tax expense during the three months ended March 29, 2020. There were no discrete adjustments for the three months ended March 29, 2020.
On March 27, 2020, the United States enacted the CARES Act as a response to the economic uncertainty resulting from the COVID-19 pandemic. The CARES Act includes modifications for net operating loss carryovers and carrybacks, limitations of business interest expense for tax, immediate refund of alternative minimum tax (AMT) credit carryovers as well as a technical correction to the Tax Cuts and Jobs Act of 2017, referred to herein as the U.S. Tax Act, for qualified improvement property. As of April 4, 2021, the Company expects that the carryback of NOL's will not have an impact on its current tax attributes.
As of April 4, 2021, the Company had federal net operating loss carryforwards of approximately $136.7 million which expire beginning in 2033. The Company's state net operating loss carryforwards expire beginning in 2021 through 2038.
The Company's policy is to recognize interest and/or penalties related to uncertain tax positions in income tax expense. At April 4, 2021 and January 3, 2021, the Company had no unrecognized tax benefits and no accrued interest related to uncertain tax positions. The tax years 2015 - 2020 remain open to examination by the major taxing jurisdictions to which the Company is subject. Although it is not reasonably possible to estimate the amount by which unrecognized tax benefits may increase within the next twelve months due to the uncertainties regarding the timing of examinations, the Company does not expect unrecognized tax benefits to significantly change in the next twelve months.
8. Stock-Based Compensation
Stock-based compensation expense for the three months ended April 4, 2021 and March 29, 2020 was $1.5 million and $1.1 million, respectively.
As of April 4, 2021, the total unrecognized stock-based compensation expense relating to non-vested shares and stock options was approximately $12.8 million and the Company expects to record an additional $4.6 million in stock-based compensation expense related to the vesting of these awards in the remainder of 2021. The remaining weighted average vesting period for stock options and non-vested shares was 2.3 years.
Non-vested Shares
During the three months ended April 4, 2021, the Company granted 880,000 non-vested restricted shares to certain employees and officers of the Company and 58,140 non-vested restricted shares to outside directors of the Company. These shares vest, become non-forfeitable and are being expensed over their three-year vesting period.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

The following is a summary of all non-vested shares activity for the three months ended April 4, 2021:

	Shares	Weighted Average Grant Date Price
Non-vested at January 3, 2021	1,167,848	$7.02
Granted	938,140	$6.99
Vested	(502,448)	$8.04
Forfeited	(5,000)	$5.47
Non-vested at April 4, 2021	1,598,540	$6.69
The fair value of non-vested shares is based on the closing price on the date of grant.
Stock Options
In 2020, the Company granted in the aggregate options to purchase 1,075,000 shares of its common stock, consisting of 739,340 shares of non-qualified stock options and 335,660 shares of incentive stock options (“ISOs”) to certain employees and officers of the Company, of which 25,000 were forfeited in 2020. These options become exercisable and are being expensed over their three-year vesting period. The options expire seven years from the date of the grant and were issued with an exercise price equal to the fair market value of the stock price, on the date of grant, or $7.12 per share.
The following is a summary of all stock option activity for the three months ended April 4, 2021:

	Options	Weighted Average Exercise Price	Average Remaining Contractual Life	Aggregate Intrinsic Value (1)
Options outstanding at January 3, 2021	1,050,000	$7.12
Granted	—	$—
Options Outstanding at April 4, 2021	1,050,000	$7.12	6.4	$—
Vested or expected to vest at April 4, 2021	1,050,000	$7.12	6.4	$—
Options exercisable at April 4, 2021	—
(1) The aggregate intrinsic value is calculated using the difference between the market price of the Company's common stock at April 4, 2021 of $6.12 and the grant price for only those awards that have a grant price that is less than the market price of the Company's common stock at April 4, 2021. There were no awards having a grant price less than the market price of the Company's common stock at April 4, 2021.
Restricted Stock Units
The Company has issued restricted stock units (“RSUs”) on shares of the Company's common shares to certain eligible employees. During the three months ended April 4, 2021, the Company issued 99,317 RSUs which will vest in equal installments over three years. During the three months ended April 4, 2021, 19,958 RSUs vested into shares of the Company's common stock at a weighted average price of $6.68 per share.
The following is a summary of all RSU activity for the three months ended April 4, 2021:

Units
Non-vested at January 3, 2021	37,456
Granted	99,317
Vested	(19,958)
Non-vested at April 4, 2021	116,815

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

9. Commitments and Contingencies
Lease Guarantees. Fiesta Restaurant Group, Inc. ("Fiesta"), a former wholly-owned subsidiary of the Company, was spun-off in 2012 to the Company's stockholders. As of April 4, 2021, the Company is a guarantor under 18 Fiesta restaurant property leases with lease terms expiring on various dates through 2030, of which all but two are still operating. The Company is fully liable for all obligations under the terms of the leases in the event that Fiesta fails to pay any sums due under the lease, subject to indemnification provisions of a Separation and Distribution Agreement entered into in connection with the spin-off of Fiesta.
The maximum potential amount of future undiscounted rental payments the Company could be required to make under these leases at April 4, 2021 was $12.9 million. The obligations under these leases will generally continue to decrease over time as these operating leases expire, except for any execution of renewal options that exist under the original leases. No payments related to these guarantees have been made by the Company to date and none are expected to be required to be made in the future. The Company has not recorded a liability for $12.9 million of these guarantees in accordance with ASC 460 - Guarantees as Fiesta has indemnified the Company for all such obligations and the Company did not believe it was probable it would be required to perform under any of the guarantees or direct obligations.
Litigation. The Company is party to various litigation matters that arise in the ordinary course of business. The Company does not believe that the outcome of any of these matters will have a material adverse effect on its consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

10. Transactions with Related Parties
In connection with an acquisition of restaurants from BKC in 2012, Carrols Restaurant Group issued to BKC 100 shares of Series A Convertible Preferred Stock, which Carrols Restaurant Group, BKC and Blue Holdco 1, LLC ("Blue Holdco" and together with BKC, the "BKC Stockholders") exchanged for 100 shares of newly issued Series B Convertible Preferred Stock ("Series B Preferred Stock") in 2018. These preferred shares are convertible into 9,414,580 shares of common stock, which as of April 4, 2021 represents approximately 15.5% of the outstanding shares of the Company's common stock after giving effect to the conversion of the Series B Preferred Stock and excluding shares held in treasury. Pursuant to the terms of the Series B Preferred Stock, the BKC Stockholders are entitled to elect two representatives on the Company's Board of Directors.
The Company operates its Burger King® restaurants under franchise agreements with BKC and its Popeyes® restaurants under franchise agreements with Popeyes Louisiana Kitchen, Inc. ("PLK"), a subsidiary of RBI. These franchise agreements generally provide for an initial term of twenty years and currently have an initial franchise fee of $50,000. With BKC's and PLK's respective approval, the Company can elect to extend franchise agreements for additional 20 year terms, provided that the restaurant meets the current restaurant image standard and the Company is not in default under terms of the franchise agreement. In addition to the initial franchise fee, the Company generally pays BKC a monthly royalty at a rate of 4.5% of Burger King restaurant sales and PLK a weekly royalty at a rate of 5.0% of Popeyes restaurant sales. Royalty expense was $17.1 million and $15.1 million in the three months ended April 4, 2021 and March 29, 2020, respectively.
The Company is also generally required to contribute 4% of restaurant sales from its restaurants to an advertising fund utilized by BKC and PLK for its advertising, promotional programs and public relations activities, and additional amounts for additional local advertising in markets that approve such advertising. Advertising expense associated with these expenditures was $15.1 million and $13.4 million in the three months ended April 4, 2021 and March 29, 2020, respectively.
As of April 4, 2021, the Company leased 230 of its restaurant locations from BKC and 100 of these locations are subleased by BKC from various third party lessors. Aggregate rent under these BKC leases was $6.7 million for each of the three months ended April 4, 2021 and March 29, 2020, respectively. The Company does not believe that such lease terms have been significantly affected by the fact that the Company and BKC are deemed to be related parties.
As of April 4, 2021 and January 3, 2021, the Company owed BKC and PLK $18.4 million and $14.7 million, respectively, related to the payment of advertising, royalties, rent and real estate taxes, which is normally remitted on a monthly basis.
The Company, Carrols, Carrols LLC, and BKC entered into an Area Development Agreement (the "ADA") which commenced on April 30, 2019 and was set to end on September 30, 2024 and which superseded the Operating Agreement dated as of May 30, 2012, as amended, between Carrols LLC and BKC. The ADA was amended and restated by all parties on January 4, 2021 (the "Amended ADA"). Pursuant to the ADA and for a cost of $3.0 million, BKC had assigned to Carrols LLC the right of first refusal on the sale of franchisee-operated restaurants in 16 states and a limited number of counties in four additional states ("ADA ROFR"). The ADA ROFR was terminated in connection with the Amended ADA.
Under the Amended ADA, Carrols LLC has agreed to open, build and operate a total of 50 new Burger King restaurants, 80% of which must be in Kentucky, Tennessee and Indiana. This includes four Burger King restaurants by September 30, 2021, 10 additional Burger King restaurants by September 30, 2022, 12 additional Burger King restaurants by September 30, 2023, 12 additional Burger King restaurants by September 30, 2024 and 12 additional Burger King restaurants by September 30, 2025.
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
In connection with an acquisition of restaurants from in 2019, the Company assumed a development agreement for Popeyes®, which included an assignment by PLK of its right of first refusal under its franchise agreements with its franchisees for acquisitions in two southern states, as well as a development commitment to open, build and operate approximately 80 new Popeyes® restaurants over six years. This development agreement with PLK was terminated on March 17, 2021, with certain covenants applicable to the Company surviving the termination. PLK reserved the right to charge the Company a $0.6 million fee if PLK and the Company are not able to come to a mutually agreeable solution with respect to such fee within a six month period.

11. Stockholders' Equity
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
At April 4, 2021, $11.0 million was available to repurchase shares under the Repurchase Program. Shares repurchased are being held in treasury until they are retired at the discretion of the Board of Directors.
12. Net Loss per Share
The Company applies the two-class method to calculate and present net income (loss) per share. The Company's non-vested restricted share awards and Series B Convertible Preferred Stock contain non-forfeitable rights to dividends and are considered participating securities for purposes of computing net income (loss) per share pursuant to the two-class method. Under the two-class method, net earnings are reduced by the amount of dividends declared (whether paid or unpaid) and the remaining undistributed earnings are then allocated to common stock and participating securities, based on their respective rights to receive dividends. As the Company incurred a net loss for the three months ended April 4, 2021 and the three months ended March 29, 2020, and losses are not allocated to participating securities under the two-class method, such method is not applicable for the aforementioned interim reporting periods.
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

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

The following table sets forth the calculation of basic and diluted net loss per share:

	Three Months Ended
	April 4, 2021	March 29, 2020
Basic net loss per share:
Net loss	$(7,168)	$(22,209)
Weighted average common shares outstanding	49,824,140	50,821,101
Basic net loss per share	$(0.14)	$(0.44)
Diluted net loss per share:
Net loss	$(7,168)	$(22,209)
Shares used in computing diluted net loss per share	49,824,140	50,821,101
Diluted net loss per share	$(0.14)	$(0.44)
Shares excluded from diluted net loss per share computations (1)	11,013,120	10,664,054

(1)Shares issuable upon conversion of preferred stock and non-vested shares were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

13. Subsequent Events
On April 6, 2021, the Company entered into the Sixth Amendment to Credit Agreement (the "Sixth Amendment"). The Sixth Amendment increased the aggregate maximum commitments available for revolving credit borrowings (including standby letters of credit) under the Revolving Credit Facility by $29.2 million to a total of $175.0 million. The Sixth Amendment also amended the definitions in the Senior Credit Facilities of (i) Applicable Margin, to provide that the Applicable Margin for borrowings under the Revolving Credit Facility (including Letter of Credit Fees) shall be at a rate per annum equal to 3.25% for LIBOR Rate Loans and 2.25% for Alternate Base Rate Loans, and (ii) Revolving Maturity Date, to provide that the Revolving Maturity Date is extended to January 29, 2026. In addition, the Sixth Amendment amended the Senior Credit Facilities to remove the obligation by the Company to (i) pay a Ticking Fee pursuant to the Ticking Fee Rate and (ii) use the proceeds of an Extension of Credit which results in the sum of the aggregate principal amount of outstanding Revolving Loans plus the aggregate amount of LOC Obligations equaling an amount in excess of $115.0 million solely for ongoing operations of the Company and its subsidiaries and not to hold as cash on the balance sheet.

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
We operate on a 52 or 53 week fiscal year ending on the Sunday closest to December 31. Our fiscal quarters are comprised of 13 weeks, with the exception of the fourth quarter of a 53 week year, which contains 14 weeks. Our fiscal year ended January 3, 2021 contained 53 weeks and our fiscal year ending January 2, 2022 will contain 52 weeks.
Introduction
The following Management's Discussion and Analysis of Financial Condition and Results of Operations (or "MD&A") is written to help the reader understand our company. The MD&A is provided as a supplement to, and should be read in conjunction with our unaudited Condensed Consolidated Financial Statements appearing elsewhere in this report and our Annual Report on Form 10-K for the year ended January 3, 2021. The overview provides our perspective on the individual sections of MD&A, which include the following:
Company Overview—a general description of our business and our key financial measures.
Recent and Future Events Affecting Our Results of Operations—a description of recent events that affect, and future events that may affect, our results of operations.
Results from Operations—an analysis of our results of operations for the three months ended April 4, 2021 compared to the three months ended March 29, 2020 including a review of material items and known trends and uncertainties.
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
Company Overview
Carrols Restaurant Group, Inc. and its consolidated subsidiaries (collectively, "Carrols Restaurant Group", the "Company", “we”, “our” or “us”) is one of the largest restaurant companies in the United States and has been operating restaurants for more than 60 years. We are the largest Burger King® franchisee in the United States, based on number of restaurants. As of April 4, 2021 we operated, as franchisee, a total of 1,075 restaurants in 23 states under the trade names of Burger King® and Popeyes®. This included 1,010 Burger King restaurants in 23 Northeastern, Midwestern, Southcentral and Southeastern states and 65 Popeyes restaurants in seven Southeastern states.
Any reference to “BKC” refers to Burger King Corporation and its indirect parent company, Restaurant Brands International Inc. (“RBI”). Any reference to “PLK” refers to Popeyes Louisiana Kitchen, Inc. and its indirect parent company, RBI.
The following is an overview of the key financial measures discussed in our results of operations:
•Restaurant sales consists of food and beverage sales at our restaurants, net of sales discounts and excluding sales tax collected. Restaurant sales are influenced by changes in comparable restaurant sales, menu price increases, new restaurant development, acquisitions of restaurants and closures of restaurants. Comparable restaurant sales reflect the change in year-over-year sales for a comparable restaurant base. Restaurants we acquire are included in comparable restaurant sales after they have been owned for 12 months and newly developed restaurants are included in comparable restaurant sales after they have been open for 15 months. Restaurants are excluded from comparable restaurant sales during extended periods of closure, which primarily occur due to restaurant remodeling activity. For comparative purposes, where applicable, the calculation of the changes in comparable restaurant sales is based either on a 53-week or 52-week year and compares against the respective 52-week prior period.
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
•EBITDA, Adjusted EBITDA, Adjusted Restaurant-Level EBITDA and Adjusted Net Loss. EBITDA, Adjusted EBITDA, Adjusted Restaurant-Level EBITDA and Adjusted Net Loss are non-GAAP financial measures. EBITDA represents net loss before income taxes, interest expense, and depreciation and amortization. Adjusted EBITDA represents EBITDA adjusted to exclude impairment and other lease charges, acquisition and integration costs, stock-based compensation expense, abandoned development costs, restaurant pre-opening costs, non-recurring litigation and other professional expenses and other income and expense. Adjusted Restaurant-Level EBITDA represents loss from operations as adjusted to exclude general and administrative expenses, depreciation and amortization, impairment and other lease charges, restaurant-level integration costs, pre-opening costs and other income and expense. Adjusted Net Loss represents net loss as adjusted, net of tax, to exclude impairment and other lease charges, acquisition costs and integration costs, abandoned development costs, pre-opening costs, non-recurring litigation and other professional expenses and other income and expense.
We are presenting Adjusted EBITDA, Adjusted Restaurant-Level EBITDA and Adjusted Net Loss because we believe that they provide a more meaningful comparison than EBITDA and net loss of our core business operating results, as well as with those of other similar companies. Additionally, we present Adjusted Restaurant-Level EBITDA because it excludes restaurant integration costs, restaurant pre-opening costs, other income and expense, and the impact of general and administrative expenses such as salaries and expenses associated with corporate and administrative functions that support the development and operations of our restaurants, legal, auditing and other professional fees. Although these costs are not directly related to restaurant-level operations, these costs are necessary for the profitability of our restaurants. Management believes that Adjusted EBITDA, Adjusted Restaurant-Level EBITDA and Adjusted Net Loss, when viewed with the Company's results of operations in accordance with GAAP and the accompanying reconciliations on page 36, provide useful information about operating performance and period-over-period growth, and provide additional information that is useful for evaluating the operating performance of our core business without regard to potential distortions. Additionally, management believes that Adjusted EBITDA and Adjusted Restaurant-Level EBITDA permit investors to gain an understanding of the factors and trends affecting our ongoing cash earnings, from which capital investments are made and debt is serviced.
However, EBITDA, Adjusted EBITDA, Adjusted Restaurant-Level EBITDA and Adjusted Net Loss are not measures of financial performance or liquidity under GAAP and, accordingly, should not be considered as alternatives to net income, income from operations or cash flow from operating activities as indicators of operating performance or liquidity. Also, these measures may not be comparable to similarly titled captions of other companies. For the reconciliation between Net Loss to EBITDA, Adjusted EBITDA and Adjusted Net Loss and the reconciliation of income from operations to Adjusted Restaurant-Level EBITDA, see page 36.
EBITDA, Adjusted EBITDA, Adjusted Restaurant-Level EBITDA and Adjusted Net Loss have important limitations as analytical tools. These limitations include the following:
•EBITDA, Adjusted EBITDA and Adjusted Restaurant-Level EBITDA do not reflect our capital expenditures, future requirements for capital expenditures or contractual commitments to purchase capital equipment;
•EBITDA, Adjusted EBITDA and Adjusted Restaurant-Level EBITDA do not reflect the interest expense or the cash requirements necessary to service principal or interest payments on our debt;
•Although depreciation and amortization are non-cash charges, the assets that we currently depreciate and amortize will likely have to be replaced in the future, and EBITDA, Adjusted EBITDA and Adjusted Restaurant-Level EBITDA do not reflect the cash required to fund such replacements; and
•EBITDA, Adjusted EBITDA, Adjusted Restaurant-Level EBITDA and Adjusted Net Loss do not reflect the effect of earnings or charges resulting from matters that our management does not consider to be indicative of our ongoing operations. However, some of these charges (such as impairment and other lease charges and acquisition costs) have recurred and may reoccur.
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
•Interest expense consists of interest expense associated with our Term Loan B borrowings, Term Loan B-1 borrowings, finance lease liabilities, amortization of deferred financing costs, amortization of original issue discounts and interest on revolving credit borrowings.
Recent and Future Events Affecting our Results of Operations
Impact of the COVID-19 Pandemic
The impact of the COVID-19 pandemic on restaurant sales at our Burger King restaurants began during the week ended March 15, 2020. During the week ended March 29, 2020, comparable restaurant sales decreased 33.8% compared to the prior year week. Comparable restaurant sales declines at our Burger King restaurants began easing mid-April of 2020 and for the month of June of 2020 the change in comparable restaurant sales was positive. For our Popeyes restaurants, the impact of the COVID-19 pandemic on restaurant sales started during the week ended March 22, 2020 and began easing mid-April of 2020.
In response to the impact that the COVID-19 pandemic has had on our business operations and the continuing uncertainty in the economy in general, we have taken steps to adapt our business and strengthen and preserve our liquidity, including the following:
•In March 2020, we closed the dining rooms in all our restaurants and modified operating hours in line with local ordinances and day-part sales trends. These closures were in effect through most of the second quarter of 2020, with each restaurant operating according to their respective local governmental guidelines as well as safety procedures developed by BKC and PLK. As individual states and local governments have allowed reopenings, we have continually evaluated the opportunity to re-open dining rooms. By the end of the first quarter of 2021, most of our dining rooms have reopened, however, in most cases, guests have continued to rely on our drive-thru, carry-out and delivery service modes.
•We launched delivery services in March of 2020 at approximately 800 of our restaurants. Since then, we have added additional third-party delivery partners as they became available as well as expanded the number of restaurants where delivery service is offered as new locations were covered by our delivery partners. For the first quarter of 2021, delivery comprised approximately 4.8% of total restaurant sales.
•We temporarily closed 46 restaurants in late March 2020 and early April 2020 that were geographically close to one of our other restaurants, and these closures were in effect for most of the second quarter of 2020. By the end of 2020, we had reopened all of these restaurants with the exception of two Burger King restaurants we permanently closed in the third quarter of 2020.
•As discussed below, we increased revolving credit borrowing capacity under our Revolving Credit Facility (as defined below) by $30.8 million to a total of $145.8 million in March and April of 2020, and again in April of 2021 to $175.0 million. In June of 2020, we borrowed Incremental Term B-1 Loans (as defined below) under our Senior Credit Facilities for net proceeds of $71.3 million after original issue discount to increase our liquidity and protect against the uncertainty of a prolonged pandemic.
•We remain committed to active management of our expenditures and for the second quarter of 2020 limited spending mainly to necessary restaurant maintenance issues. For the full year of 2020, we reduced operating capital expenditures to $56.9 million from $134.9 million in 2019. We expect capital expenditures in 2021 to be approximately $60 million, net of estimated proceeds from sale-leaseback activity.
•We reduced regional and corporate overhead by streamlining our regional management and support structure, improving our training process and instituted a 10% temporary reduction in all non-restaurant wages for the second quarter of 2020. Given our improved business trajectory, this reduction in wages was restored as of July 1, 2020.
•As allowed under the Coronavirus Aid, Relief and Economic Security Act, as amended (the "CARES Act"), we deferred payment of the employer portion of Social Security taxes through the end of 2020. The amount of the cumulative deferral at the end of 2020 was approximately $21.6 million, of which 50% is payable on each of December 31, 2021 and December 31, 2022. This remains unpaid as of April 4, 2021, with $10.8 million included in accrued payroll, related taxes and benefits and $10.8 million included in other liabilities, long-term in the accompanying consolidated balance sheets.
•We negotiated with our landlords other than BKC to secure $5.8 million in deferral or abatement of 2020 cash rent obligations, of which $4.8 million was or is expected to be repaid over various periods which began in the third quarter of 2020. We have repaid $2.1 million related to these deferrals through the first quarter of 2021.
•During the second quarter of 2020, we optimized payment terms with our key vendors and suppliers and utilized deferral opportunities with our utility vendors. These reverted to normal payment terms in July of 2020. During the year, we have experienced a number of minor and/or temporary supply chain issues which we continue to monitor as the communities we operate in reopen.
•We suspended any acquisition activity and share repurchases during the first quarter of 2020, which we subsequently reinstated during the fourth quarter of 2020.
Throughout the course of the evolving pandemic, we have been adapting our business in order to continue operating safely. To support the health and safety of our employees, beginning in March 2020 we mandated, among other things, the use of masks, sanitizers and temperature checks at the beginning of each shift for our team members as well as instituted contactless procedures in our restaurants. We also suspended all non-essential travel for our employees and implemented a work-from-home policy for all non-restaurant personnel effective through the second quarter of 2020. During the third quarter of 2020, administrative employees returned to the office on a voluntary basis in compliance with New York's phased re-opening.
Although the COVID-19 pandemic has negatively impacted the Company's customer traffic, the immediate actions taken to continue drive-thru and carry-out business operations and secure additional liquidity have minimized the financial impact on the Company's results of operations, financial condition and cash flows. We believe our business model and world-class brands are ideally positioned to serve value and convenience-seeking customers as the communities we operate in are reopening and customers are returning to pre-pandemic behaviors and activities. As of the first quarter of 2021, the dining rooms in most of our restaurants were open although not widely used as guests continue to rely on our drive-thru, carry-out and delivery service modes.
We are currently working through a challenging labor environment that is impacting the quick-serve and casual dining business. We believe that this may ease in the coming months as the communities we operate in continue to reopen, with younger people gaining more access to the vaccine, the supply of potential high school and college-aged hourly team members seasonally increasing in the summer months, and schools returning to more stable pre-pandemic schedules.
While significant uncertainty remains as to when or the manner in which the circumstances surrounding the COVID-19 pandemic will change, including but not limited to stock price volatility, lower customer traffic, governmental restrictions on restaurant businesses and the unpredictable economic environment, we have been nimble in adapting our operations to the realities of the marketplace. We saw the results of these efforts in 2020 which have continued into 2021. Our Burger King restaurant sales in the first quarter of 2021 were 4.3% higher than restaurant sales in the comparable period of 2019, which includes the impact from the severe winter weather we experienced in February of 2021.
Area Development and Remodeling Agreement
The Company, Carrols, Carrols LLC, and BKC entered into a new Area Development Agreement (the "ADA") which commenced on April 30, 2019 and was set to end on September 30, 2024 and which superseded the Operating Agreement dated as of May 30, 2012, as amended, between Carrols LLC and BKC. The ADA was amended and restated by all parties on January 4, 2021 (the "Amended ADA"). Pursuant to the ADA and for a cost of $3.0 million, BKC had assigned to Carrols LLC the right of first refusal on the sale of franchisee-operated restaurants in 16 states and a limited number of counties in four additional states ("ADA ROFR"). The ADA ROFR was terminated in connection with the Amended ADA.
Under the Amended ADA, Carrols LLC has agreed to open, build and operate a total of 50 new Burger King restaurants, 80% of which must be in Kentucky, Tennessee and Indiana. This includes four Burger King restaurants by September 30, 2021, 10 additional Burger King restaurants by September 30, 2022, 12 additional Burger King restaurants by September 30, 2023, 12 additional Burger King restaurants by September 30, 2024 and 12 additional Burger King restaurants by September 30, 2025.
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

In connection with an acquisition of restaurants from in 2019, we also assumed a development agreement for Popeyes®, which included an assignment by PLK of its right of first refusal under its franchise agreements with its franchisees for acquisitions in two southern states, as well as a development commitment to open, build and operate approximately 80 new Popeyes® restaurants over six years. This development agreement with PLK was terminated on March 17, 2021, with certain covenants applicable to us surviving the termination. PLK reserved the right to charge the us a $0.6 million fee if PLK and Carrols are not able to come to a mutually agreeable solution with respect to such fee within a six month period.
Capital Expenditures
We estimate our capital expenditures in 2021 will be approximately $60 million, net of estimated sale-leaseback activity. We incurred $10.6 million of capital expenditures in the first three months of 2021, net of sale-leaseback proceeds, properties purchased for sale-leaseback, and insurance proceeds.
We opened two Burger King restaurants in the first three months of 2021. We expect to complete development of eight new Burger King restaurants in 2021 and to remodel 14 Burger King restaurants and seven Popeyes restaurants.
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
The Second Amendment also amended the definition of Applicable Margin (such definition and all other definitions used herein and otherwise not defined herein shall be the meanings set forth in the Senior Credit Facilities) in the Senior Credit Facilities to provide that on and after the date of the Second Amendment (the "Second Amendment Effective Date"), the Applicable Margin for borrowings under the Revolving Credit Facility (including Letter of Credit Fees) shall be at a rate per annum equal to (a) for so long as the Revolving Committed Amount is greater than $115.0 million, (i) for the period commencing on the Second Amendment Effective Date and including the date that is 179 days after the Second Amendment Effective Date, 3.5% for LIBOR Rate Loans and 2.5% for Alternate Base Rate Loans, (ii) for the period commencing on the date that is 180 days after the

Second Amendment Effective Date, through and including the date that is 269 days after the Second Amendment Effective Date, 4.25% for LIBOR Rate Loans and 3.25% for Alternate Base Rate Loans, (iii) for the period commencing on the date that is 270 days after the Second Amendment Effective Date, through and including the date that is 364 days after the Second Amendment Effective Date, 4.5% for LIBOR Rate Loans and 3.5% for Alternate Base Rate Loans and (iv) for the period commencing on the date that is 365 days after the Second Amendment Effective Date and thereafter, 4.75% for LIBOR Rate Loans and 3.75% for Alternate Base Rate Loans and (b) for so long as the Revolving Committed Amount is equal to or less than $115.0 million, 3.5% for LIBOR Rate Loans and 2.5% for Alternate Base Rate Loans.
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
On April 6, 2021, we entered into the Sixth Amendment to Credit Agreement (the "Sixth Amendment"). The Sixth Amendment increased the aggregate maximum commitments available for revolving credit borrowings (including standby letters of credit) under our Revolving Credit Facility by $29.2 million to a total of $175.0 million. The Sixth Amendment also amended the definitions in the Senior Credit Facilities of (i) Applicable Margin, to provide that the Applicable Margin for borrowings under the Revolving Credit Facility (including Letter of Credit Fees) shall be at a rate per annum equal to 3.25% for LIBOR Rate Loans and 2.25% for Alternate Base Rate Loans, and (ii) Revolving Maturity Date, to provide that the Revolving Maturity Date is extended to January 29, 2026. In addition, the Sixth Amendment amended the Senior Credit Facilities to remove our obligation to (i) pay a Ticking Fee pursuant to the Ticking Fee Rate and (ii) use the proceeds of an Extension of Credit which results in the sum of the aggregate principal amount of outstanding Revolving Loans plus the aggregate amount of LOC Obligations equaling an amount in excess of $115.0 million solely for our ongoing operations and not to hold as cash on the balance sheet.
As of April 4, 2021, there were no revolving credit borrowings outstanding and $9.0 million of letters of credit were issued under our Revolving Credit Facility. After reserving for issued letters of credit, $136.8 million was available for revolving credit borrowings under our Senior Credit Facilities at April 4, 2021.
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
During the year ended January 3, 2021, we repurchased in open market transactions 1,534,304 shares at an average share price of $6.52 for a total cost of $10.0 million under the Repurchase Program, all during the fourth quarter of 2020. We have not repurchased any shares in the three months ended April 4, 2021.
As of April 4, 2021, $11.0 million was available to repurchase shares under the Repurchase Program. We have no obligation to repurchase additional shares of stock under the Repurchase Program, and the timing, actual number and value of shares purchased will depend on our stock price, trading volume, general market and economic conditions and other factors.
Future Restaurant Closures
We evaluate the performance of our restaurants on an ongoing basis including an assessment of the current and future operating results of each restaurant in relation to its cash flow and future occupancy costs, and with regard to franchise agreement renewals, the cost of required capital improvements. We may elect to close restaurants based on these evaluations.
In 2020, excluding one restaurant relocated within its trade area, we closed 33 Burger King restaurants which included eleven Burger King restaurants permanently closed in the first quarter of 2020. In the first three months of 2021, we permanently closed one Burger King restaurant. We currently anticipate less than five restaurant closures in 2021 outside of any restaurants being relocated within their trade area at the end of their respective lease term.

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
Effect of Minimum Wage Increases
Certain of the states and municipalities in which we operate have increased their minimum wage rates for 2021 and in many cases have also approved additional increases for future periods. Most notably, New York State has increased the minimum wage applicable to our business to $15.00 an hour on July 1, 2021 from $13.75 an hour in 2020, $12.75 per hour in 2019 and $11.75 per hour in 2018. New York State has an Urban Youth Credit through 2022 for which we have been receiving approximately $500,000 per year since 2016. We had 125 restaurants in New York State at April 4, 2021. As of such date, we also had one restaurant in Massachusetts that has annual minimum wage increases reaching $15.00 per hour in 2023, 10 restaurants in New Jersey that have annual minimum wage increases reaching $15.00 per hour in 2024, and 45 total restaurants in Illinois and Maryland that have annual minimum wage increases reaching $15.00 per hour in 2025.
We typically attempt to offset the effects of wage inflation, at least in part, through periodic menu price increases. However, no assurance can be given that we will be able to offset these wage increases in the future.

Results of Operations
Three Months Ended April 4, 2021 Compared to Three Months Ended March 29, 2020
The following table highlights the key components of sales and the number of restaurants in operation for our first quarter ended April 4, 2021 as compared to the first quarter ended March 29, 2020 (inclusive of restaurants that were temporarily closed due to COVID-19 during the period):

	Three Months Ended
	April 4, 2021	March 29, 2020
Restaurant Sales	389,993	351,518
Burger King	368,488	329,637
Popeyes	21,505	21,881

Change in Comparable Restaurant Sales % (a)	13.8%	(5.7)%
Change in Comparable Burger King Restaurant Sales (a)	14.7%	(5.7)%
Change in Comparable Popeyes Restaurant Sales (a)	0.5%

Burger King Restaurants operating at beginning of period:	1,009	1,036
New restaurants opened, including relocations	2	3
Restaurants closed, including relocations	(1)	(11)
Burger King Restaurants at end of period	1,010	1,028
Average number of operating Burger King restaurants	1,009.0	1,030.2

Popeyes Restaurants operating at beginning and end of period:	65	65
Average number of operating Popeyes restaurants	65.0	64.8
a.Restaurants we acquire are included in comparable restaurant sales after they have been operated by us for 12 months. Sales from restaurants we develop are included in comparable restaurant sales after they have been open for 15 months. The calculation of changes in comparable restaurant sales is based on the comparable 13-week period.
Restaurant Sales. Total restaurant sales in the first quarter of 2021 increased $38.5 million to $390.0 million from the first quarter of 2020. Our comparable restaurant sales increased 13.8% compared to the first quarter of 2020 which reflected an increase in average check of 11.2% and an increase in customer traffic of 2.4%. The change in average check included a 0.7% effective price increase compared to the first quarter of 2020. The decrease in customer traffic and increase in average check realized during the first quarter of 2021 reflects changing consumer behavior as a result of the COVID-19 pandemic. Promotional sales discounts in the first quarter of 2021 were 23.0% of restaurant sales at our Burger King restaurants compared to 22.3% in the first quarter of 2020.

Operating Costs and Expenses (percentages stated as a percentage of total revenue). The following table sets forth, for the three months ended April 4, 2021 and March 29, 2020, selected operating results as a percentage of total revenue:

	Three Months Ended
	April 4, 2021	March 29, 2020
Costs and expenses (all restaurants):
Cost of sales	29.2%	29.3%
Restaurant wages and related expenses	33.2%	35.4%
Restaurant rent expense	7.8%	8.4%
Other restaurant operating expenses	15.7%	16.5%
Advertising expense	3.9%	3.9%
General and administrative	5.5%	5.9%
Cost of sales decreased to 29.2% of restaurant sales in the first quarter of 2021 from 29.3% of restaurant sales in the first quarter of 2020. This decrease reflected the positive impacts of improved operational efficiencies at our Burger King restaurants (0.6%) and menu price increases taken at our Burger King restaurants since the end of the first quarter of 2020 (0.3%). These positive impacts were offset by the inclusion of delivery costs in 2021 (0.8%) as well as increased commodity costs at our Burger King restaurants (0.4%, with other commodities and case cost increases more than offsetting the 7.2% decrease in ground beef prices compared to the first quarter of 2020). The impact on cost of sales from lower promotions (0.2%) was partially offset by an unfavorable sales mix (0.1%). Cost of sales at our Popeyes restaurants improved approximately 260 basis points over last year due to improved restaurant operations.
Restaurant wages and related expenses decreased to 33.2% of restaurant sales in the first quarter of 2021 from 35.4% in the first quarter of 2020 due to labor adjustments we made during 2020 in response to the COVID-19 pandemic. We were able to adjust our labor requirements and hours based on operating day part sales trends and in response to dining room closures. The impact of hourly labor rate increases in the first quarter of 2021, inclusive of minimum wage increases, was 6.5% when compared to the prior year period. This was more than offset through effective labor hour management in the first quarter of 2021.
Restaurant rent expense increased $0.9 million, but decreased as a percentage of restaurant sales to 7.8% in the first quarter of 2021 from 8.4% in the first quarter of 2020 due primarily to the impact of higher sales on fixed rent expense.
Other restaurant operating expenses decreased as a percentage of restaurant sales to 15.7% in the first quarter of 2021 from 16.5% of restaurant sales in the first quarter of 2020 as a result of efficiencies realized from reduced dining room activity, primarily from utility costs (0.4%) and lower repair and maintenance spending (0.1%). Reduced levels of operating supply costs were offset by $0.2 million in expenses directly related to COVID-19, including face masks, thermometers, sneeze guards, and sanitizers.
Advertising expense was 3.9% of restaurant sales in both the first quarter of 2021 and the first quarter of 2020.
Adjusted Restaurant-Level EBITDA. As a result of the factors discussed above, Adjusted Restaurant-Level EBITDA increased $16.7 million, or 73.2%, to $39.5 million in the first quarter of 2021 compared to $22.8 million in the first quarter of 2020. As a percentage of total restaurant sales, Adjusted Restaurant-Level EBITDA increased to 10.1% in the first quarter of 2021 from 6.5% in the first quarter of 2020. For a reconciliation between Adjusted Restaurant-Level EBITDA and loss from operations see page 36.
General and Administrative Expenses. General and administrative expenses increased $0.6 million in the first quarter of 2021 to $21.4 million, and decreased as a percentage of total restaurant sales to 5.5% in the first quarter of 2021 from 5.9% in the first quarter of 2020. The $0.6 million increase included $2.4 million higher administrative bonus accruals in 2021 as a result of favorable restaurant-level profitability in the period which was partially offset by reduced overhead costs in 2021. This increase was offset by our reduction in regional and corporate overhead costs of $1.6 million from streamlining our regional management structure, improving our training process and reducing travel.
Adjusted EBITDA. As a result of the factors above, Adjusted EBITDA increased to $19.9 million in the first quarter of 2021 from $4.0 million in the first quarter of 2020. As a percentage of total restaurant sales, Adjusted EBITDA increased to 5.1% in the first quarter of 2021 from 1.1% in the first quarter of 2020. For a reconciliation between net loss and EBITDA and Adjusted EBITDA see page 36.
Depreciation and Amortization Expense. Depreciation and amortization expense decreased $0.4 million to $20.6 million in the first quarter of 2021 from $21.0 million in the first quarter of 2020.
Impairment and Other Lease Charges. Impairment and other lease charges were $0.4 million due primarily to assets at a restaurant location closed during the quarter. During the first quarter of 2020, impairment and other lease charges were $2.9 million, consisting of $1.5 million of initial impairment charges for three underperforming restaurants, capital expenditures of $0.2 million at previously impaired restaurants, and $1.2 million of other lease charges primarily due to nine restaurants closed during the first quarter of 2020.
Other Expense, net. Other expense, net in the first quarter of 2021 was $0.2 million which consisted of a loss on disposal of assets of $0.2 million. Other expense, net for the three months ended March 29, 2020 included a loss on disposal of assets of $0.1 million, loss on sale-leaseback transactions of $0.2 million and a gain on insurance recoveries from property damage at our restaurants of $0.3 million.
Interest Expense. Interest expense decreased to $6.7 million in the first quarter of 2021 from $7.1 million in the first quarter of 2020. Our weighted average interest rate for borrowings under the Senior Credit Facilities decreased to 4.4% in the first quarter of 2021 from 4.9% in the first quarter of 2020, as the variable rates on our borrowings decreased according to reduced LIBOR rates.
Benefit for Income Taxes. For the three months ended April 4, 2021 the benefit for income taxes was derived using an estimated effective annual income tax rate for all of 2021 of 21.3%. The difference compared to the statutory rate for 2021 is attributable to various permanent non-deductible expenses which are not directly related to the amount of pre-tax loss recorded in a period. The income tax benefit for the first quarter of 2021 included net discrete tax expense of $0.7 million.
For the three months ended March 29, 2020 the provision for income taxes was derived using an estimated effective annual income tax rate for all of 2020 of 31.3%. During the first quarter of 2020, an expense of $2.1 million was recognized to record an incremental valuation allowance for all of our net deferred income tax assets at March 29, 2020. There were no other discrete tax adjustments in the first quarter of 2020.
Net Loss. As a result of the above, net loss for the first quarter of 2021 was $7.2 million, or $0.14 per diluted share, compared to a net loss in the first quarter of 2020 of $22.2 million, or $0.44 per diluted share.

Reconciliations of net loss to EBITDA, Adjusted EBITDA and Adjusted Net Loss, and Loss from operations to Adjusted Restaurant-Level EBITDA for the three months ended April 4, 2021 and March 29, 2020 are as follows (in thousands, except for per share data):

	Three Months Ended
Reconciliation of EBITDA and Adjusted EBITDA:	April 4, 2021	March 29, 2020
Net loss	$(7,168)	$(22,209)
Benefit from income taxes	(2,661)	(6,978)
Interest expense	6,726	7,140
Depreciation and amortization	20,609	21,031
EBITDA	17,506	(1,016)
Impairment and other lease charges	353	2,881
Acquisition and integration costs (1)	—	81
Abandoned development costs (2)	—	688
Pre-opening costs (3)	29	89
Litigation and other professional expenses (4)	282	61
Other expense, net (5)	227	56
Stock-based compensation expense	1,469	1,132
Adjusted EBITDA	$19,866	$3,972

Reconciliation of Adjusted Restaurant-Level EBITDA:
Loss from operations	$(3,103)	$(22,047)
Add:
General and administrative expenses	21,369	20,787
Pre-opening costs (3)	29	89
Depreciation and amortization	20,609	21,031
Impairment and other lease charges	353	2,881
Other expense, net (5)	227	56
Adjusted Restaurant-Level EBITDA	$39,484	$22,797

Reconciliation of Adjusted Net Loss:
Net loss	$(7,168)	$(22,209)
Add:
Impairment and other lease charges	353	2,881
Acquisition and integration costs (1)	—	81
Abandoned development costs (2)	—	688
Pre-opening costs (3)	29	89
Litigation and other professional expenses (4)	282	61
Other expense, net (5)	227	56
Income tax effect on above adjustments (6)	(223)	(964)
Adjusted Net Loss	$(6,500)	$(19,317)
Adjusted diluted net loss per share (7)	$(0.13)	$(0.38)
Adjusted diluted weighted average common shares outstanding (in thousands of shares)	49,824	50,821
(1)Acquisition and integration costs for the three months ended March 29, 2020 primarily include legal and professional fees incurred in connection with the acquisition of 165 Burger King and 55 Popeyes restaurants from Cambridge Franchise Holdings, LLC in 2019 which were included in general and administrative expense.

(2)Abandoned development costs for the three months ended March 29, 2020 represents the write-off of capitalized costs due to the abandoned development in 2020 of previously planned new restaurant locations.
(3)Pre-opening costs for the three months ended April 4, 2021 and March 29, 2020 include training, labor and occupancy costs incurred during the construction of new restaurants.
(4)Litigation and other professional expenses for the three months ended April 4, 2021 and March 29, 2020 includes litigation expenses pertaining to an ongoing lawsuit with one of the Company's former vendors and other non-recurring professional service expenses.
(5)Other expense, net, for the three months ended April 4, 2021, included a loss on disposal of assets of $0.2 million. Other expense, net, for the three months ended March 29, 2020 included a loss on disposal of assets of $0.1 million, loss on sale-leaseback transactions of $0.2 million and a gain on insurance recoveries from property damage at our restaurants of $0.3 million.
(6)The income tax effect related to the adjustments to Adjusted Net Loss during the periods presented was calculated using an incremental income tax rate of 25% for the three months ended April 4, 2021 and March 29, 2020.
(7)Adjusted diluted net loss per share is calculated based on Adjusted net loss and the dilutive weighted average common shares outstanding for the respective periods.
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
Interest payments under our debt obligations, capital expenditures including for our remodeling initiatives, payments of royalties and advertising to BKC and PLK and payments related to our lease obligations represent significant liquidity requirements for us, not including any discretionary expenditures for the acquisition or development of additional Burger King and Popeyes restaurants.
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
Operating Activities. Net cash provided by operating activities was $7.0 million in the first three months of 2021 compared to net cash used in operating activities of $3.8 million in the first three months of 2020. The increase was due primarily to an increase of $18.5 million in EBITDA offset by a decrease in cash provided by working capital components of $6.3 million.
Investing Activities. Net cash used for investing activities in the first three months of 2021 and 2020 was $10.6 million and $22.0 million, respectively.
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

The following table sets forth our capital expenditures for the periods presented (in thousands):

	Three Months Ended
	April 4, 2021	March 29, 2020
New restaurant development	$1,643	$10,517
Restaurant remodeling	1,758	5,651
Other restaurant capital expenditures	5,831	3,475
Corporate and restaurant information systems	1,395	4,954
Total capital expenditures	$10,627	$24,597
Number of new restaurant openings, including relocations	2	3
In the first three months of 2020, investing activities also included net proceeds of $13.7 million from seven sale-leaseback transaction and $1.4 million of insurance recoveries related to property damage at four of our restaurants.
Financing Activities. Net cash used in financing activities in the first three months of 2021 was $1.4 million and included principal payments of $1.3 million on the Term Loan B Facility. We also made principal payments on finance leases of $0.1 million.
Net cash provided by financing activities in the three months of 2020 was $64.1 million and included net revolving credit borrowings of $66.0 million under our Revolving Credit Facility, principal payments of $1.1 million on the Term Loan B Facility, financing costs associated with our Senior Credit Facilities of $0.3 million and principal payments on finance leases of $0.6 million.
Senior Credit Facility. As described above under "—Recent and Future Events Affecting Our Results of Operations—Refinancing of Indebtedness and Amendments to our Senior Credit Facilities", we entered into the Senior Credit Facilities and subsequent amendments to the Senior Credit Facilities. Our obligations under the Senior Credit Facilities are guaranteed by our subsidiaries and are secured by first priority liens on substantially all of our assets and our subsidiaries, including a pledge of all of the capital stock and equity interests of our subsidiaries. Under the Senior Credit Facilities, we are required to make mandatory prepayments of borrowings following dispositions of assets, debt issuances and the receipt of insurance and condemnation proceeds (all subject to certain exceptions).
At April 4, 2021, borrowings under our Senior Credit Facilities bore interest as follows:
(i) Revolving Credit Facility: at a rate per annum equal to (a) the Alternate Base Rate (as defined in the Senior Credit Facilities) plus 2.50% or (b) LIBOR Rate (as defined in the Senior Credit Facilities) plus 3.50%.
(ii) Term Loan B borrowings: at a rate per annum equal to (a) the Alternate Base Rate (as defined plus 2.25% or (b) LIBOR Rate plus 3.25%.
(iii) Term Loan B-1 borrowings: at a rate per annum, at our option, of (a) the Alternate Base Rate plus the applicable margin of 5.25% or (b) the LIBOR Rate (which shall not be less than 1% for Incremental Term B-1 Loans) plus the applicable margin of 6.25%.
The weighted average interest rate on borrowings under our Senior Credit Facilities was 4.4% and 4.9% for the three months ended April 4, 2021 and March 29, 2020, respectively.
The Term Loan B and B-1 borrowings are due and payable in quarterly installments, which began on September 30, 2019. Amounts outstanding at April 4, 2021 are due and payable as follows:
(i) twenty quarterly installments of $1.3 million;
(ii) one final payment of $467.0 million on April 30, 2026.
As of April 4, 2021, there were no revolving credit borrowings outstanding and $9.0 million of letters of credit issued under the Revolving Credit Facility. After reserving for issued letters of credit, $136.8 million was available for revolving credit borrowings under the Senior Credit Facilities at April 4, 2021.

The Senior Credit Facilities contain certain covenants, including without limitation, those limiting our and our subsidiaries' ability to, among other things, incur indebtedness, incur liens, sell or acquire assets or businesses, change the character of its business in any material respect, engage in transactions with related parties, make certain investments, make certain restricted payments or pay dividends. In addition, the Senior Credit Facilities require us to meet a First Lien Leverage Ratio (as defined in the Senior Credit Facilities). As there were no borrowings under the Revolving Credit Facility at April 4, 2021, no First Lien Leverage Ratio calculation was required. We were in compliance with the covenants under our Senior Credit Facilities at April 4, 2021.
The Senior Credit Facilities contain customary default provisions, including that the lenders may terminate their obligation to advance and may declare the unpaid balance of borrowings, or any part thereof, immediately due and payable upon the occurrence and during the continuance of customary events of default which include, without limitation, payment default, covenant default, bankruptcy default, cross-default on other indebtedness, judgment default and the occurrence of a change of control.
In March 2020, we entered into an interest rate swap agreement with our lenders to mitigate the risk of increases in the variable interest rate related to term loan borrowings under the Term Loan B Facility. The interest rate swap fixes the interest rate on 50% of the outstanding term loan borrowings under the Term Loan B Facility at 0.915% plus the applicable margin in its Senior Credit Facilities. The agreement matures on February 28, 2025 and has a notional amount of $220.0 million at April 4, 2021. The differences between the variable LIBOR rate and the interest rate swap rate of 0.915% are settled monthly. We made payments of $0.4 million to settle the interest rate swap during the three months ended April 4, 2021. The fair value of our interest rate swap agreement was a liability of $1.9 million as of April 4, 2021 and is included in long-term other liabilities in the accompanying consolidated balance sheets. Changes in the valuation of our interest rate swap were included as a component of other comprehensive income, and will be reclassified to earnings as the losses are realized. We expect to reclassify net losses totaling $1.7 million into earnings in the next twelve months.
Contractual Obligations
A table of our contractual obligations as of January 3, 2021 was included in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended January 3, 2021. There have been no significant changes to our contractual obligations during the three months ended April 4, 2021.
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
Application of Critical Accounting Policies
Our unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in the “Basis of Presentation” footnote in the notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended January 3, 2021. Critical accounting estimates are those that require application of management’s most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. There have been no material changes affecting our critical accounting policies previously disclosed in our Annual Report on Form 10-K for the fiscal year ended January 3, 2021.

Forward Looking Statements
This Quarterly Report on Form 10-Q contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements that are predictive in nature or that depend upon or refer to future events or conditions are forward-looking statements. These statements are often identified by the words “may”, “might", “will”, “should”, “anticipate”, “believe”, “expect”, “intend”, “estimate”, “hope”, “plan” or similar expressions. In addition, expressions of our strategies, intentions or plans are also forward looking statements. These statements reflect management’s current views with respect to future events and are subject to risks and uncertainties, both known and unknown. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their date. There are important factors that could cause actual results to differ materially from those in forward-looking statements, many of which are beyond our control. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected or implied in the forward-looking statements. We have identified significant factors that could cause actual results to differ materially from those stated or implied in the forward-looking statements. We believe important factors that could cause actual results to differ materially from our expectations include the following, in addition to other risks and uncertainties discussed herein and in our Annual Report on Form 10-K for the period ended January 3, 2021:
•The impact of the COVID-19 pandemic;
•Effectiveness of the Burger King® and Popeyes® advertising programs and the overall success of the Burger King® and Popeyes® brands;
•Increases in food costs and other commodity costs;
•Our ability to hire and retain employees at current or increased wage rates;
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
•The availability and terms of necessary or desirable financing or refinancing and other related risks and uncertainties; and
•Factors that affect the restaurant industry generally, including recalls if products become adulterated or misbranded, liability if our products cause injury, ingredient disclosure and labeling laws and regulations, reports of cases of food borne illnesses such as “mad cow” disease, and the possibility that consumers could lose confidence in the safety and quality of certain food products as well as negative publicity regarding food quality, illness, injury, or other health concerns.

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes from the information presented in Item 7A included in our Annual Report on Form 10-K for the year ended January 3, 2021 with respect to our market risk sensitive instruments.
A 1% change in interest rates would have resulted in a $0.7 million and $1.4 million change to interest expense for the three months ended April 4, 2021 and March 29, 2020, respectively.
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
Evaluation of Disclosure Controls and Procedures. We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 4, 2021.
Changes in Internal Control. During the three months ended April 4, 2021, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
All of our administrative employees and employees of our outsourcing partners and other service providers worked remotely beginning in March 2020 as our corporate office was closed in response to the COVID-19 outbreak. Although we have reopened the office on a volunteer basis, many employees continue to work remotely on a full or part-time basis. Despite the hybrid working environment, there were no material changes in our internal control over financial reporting as we were able to continue to maintain our existing controls and procedures over our financial reporting during the quarter ended April 4, 2021. We are continually monitoring and assessing the effect of the COVID-19 pandemic on our internal controls and hybrid working environment to minimize the impact on its design and operating effectiveness.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
We are a party to various litigation matters that arise in the ordinary course of business. We do not believe that the outcome of any of these other matters meet the disclosure or recognition standards, nor will they have a material adverse effect on our consolidated financial statements.
Item 1A. Risk Factors
Part I - Item 1A of the Annual Report on Form 10-K for the period ended January 3, 2021 describes important risk factors that could materially affect our business, consolidated financial condition or results of operations or cause our operating results to differ materially from the indicated or cause our operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-Q or presented elsewhere by management from time to time. Our risk factor disclosure has been updated to add the following:
If we are not able to hire and retain qualified restaurant personnel it could create disruptions in the operation of our restaurants, which could have a material adverse effect on our results of operation and financial condition.
We rely on our restaurant-level employees to provide outstanding service and quality food for the thousands of guests we serve every day. We believe that our continued success depends, in part, on our ability to attract and retain the services of qualified restaurant personnel, and we devote significant resources to recruiting and training our restaurant managers and hourly employees.
The COVID-19 pandemic has increased the difficulty of maintaining adequate staffing levels for us and other restaurant operators. It has also caused us to limit operating hours or dine-in services at some of our restaurants due to employee shortages. If we are unable to hire and retain qualified restaurant personnel sufficient to staff our restaurants, it could create disruptions in the operation of our restaurants which could have a material adverse effect on our results of operation and financial condition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On January 15, 2021, the Company accepted the surrender of 8,219 shares of the Company's common stock in connection with the payment of taxes upon the vesting of restricted stock.
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information
None

Item 6. Exhibits
(a)The following exhibits are filed as part of this report.

Exhibit No.
4.1	Amendment No.1 to Registration Rights and Stockholders' Agreement dated as of April 1, 2021 between Carrols Restaurant Group, Inc. and Cambridge Franchise Holdings, LLC
10.1
Sixth Amendment to Credit Agreement dated as of April 6, 2021 among Carrols Restaurant Group, Inc., certain subsidiaries party thereto, Wells Fargo Bank, National Association and the lenders party thereto

10.2	Offer Letter dated October 4, 2018 between Carrols Restaurant Group, Inc. and Nathan Mucher+
31.1	Chief Executive Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Carrols Restaurant Group, Inc.
31.2	Chief Financial Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Carrols Restaurant Group, Inc.
32.1	Chief Executive Officer’s Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Carrols Restaurant Group, Inc.
32.2	Chief Financial Officer’s Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Carrols Restaurant Group, Inc.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
+ compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARROLS RESTAURANT GROUP, INC.

Date: May 13, 2021	/s/ Daniel T. Accordino
(Signature)
Daniel T. Accordino Chief Executive Officer

Date: May 13, 2021	/s/ Anthony E. Hull
(Signature)
Anthony E. Hull Vice President, Chief Financial Officer and Treasurer