Form 10-Q
period 2021-07-04
CARROLS RESTAURANT GROUP, INC.
filed 2021-08-12
CIK 809248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 4, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 9, 2021, Carrols Restaurant Group, Inc. had 51,273,538 shares of its common stock, $.01 par value, outstanding.

CARROLS RESTAURANT GROUP, INC.
FORM 10-Q
QUARTER ENDED JULY 4, 2021

PART I—FINANCIAL INFORMATION
ITEM 1—INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CARROLS RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	July 4, 2021	January 3, 2021
ASSETS
Current assets:
Cash and cash equivalents	$56,187	$64,964
Trade and other receivables	20,990	19,862
Inventories	13,322	11,595
Prepaid rent	8,359	8,046
Prepaid expenses and other current assets	10,373	7,309
Refundable income taxes	185	169
Total current assets	109,416	111,945
Property and equipment, net of accumulated depreciation of $460,962 and $434,328, respectively	365,161	349,555
Franchise rights, net of accumulated amortization of $140,515 and $133,632, respectively (Note 3)	334,327	334,597
Goodwill (Note 3)	123,248	122,619
Franchise agreements, at cost less accumulated amortization of $13,754 and $14,653, respectively	32,129	31,584
Operating right-of-use assets, net (Note 6)	794,544	799,962
Other assets	7,593	6,823
Total assets	$1,766,418	$1,757,085
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and finance lease liabilities (Notes 6 and 7)	$4,996	$5,525
Current portion of operating lease liabilities (Note 6)	43,222	41,815
Accounts payable	32,509	27,596
Accrued payroll, related taxes and benefits	44,178	49,417
Accrued real estate taxes	8,085	7,774
Other liabilities	21,932	24,214
Total current liabilities	154,922	156,341
Long-term debt and finance lease liabilities, net of current portion (Notes 6 and 7)	508,787	475,695
Operating lease liabilities (Note 6)	804,661	809,969
Deferred income taxes, net (Note 8)	9,431	11,362
Accrued postretirement benefits	1,358	1,523
Other liabilities (Note 5)	26,773	30,663
Total liabilities	1,505,932	1,485,553
Commitments and contingencies (Note 10)
Stockholders’ equity (Note 12):
Preferred stock, par value $.01; authorized 20,000,000 shares, issued and outstanding—100 shares	—	—
Voting common stock, par value $.01; authorized—100,000,000 shares, issued—53,628,491 and 52,653,964 shares, respectively, and outstanding—49,927,583 and 49,389,382 shares, respectively	520	515
Additional paid-in capital	309,547	306,469
Accumulated deficit	(35,094)	(18,367)
Accumulated other comprehensive loss	(360)	(3,015)
Treasury stock, at cost	(14,127)	(14,070)
Total stockholders’ equity	260,486	271,532
Total liabilities and stockholders’ equity	$1,766,418	$1,757,085
See notes to unaudited condensed consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Restaurant sales	424,541	368,418	$814,534	$719,936
Operating expenses:
Food, beverage and packaging costs	126,424	104,703	240,214	207,630
Restaurant wages and related expenses	137,592	111,888	267,238	236,463
Restaurant rent expense	30,591	28,984	60,905	58,438
Other restaurant operating expenses	65,128	54,310	126,547	112,288
Advertising expense	16,939	14,416	32,308	28,292
General and administrative expenses (including stock-based compensation of $1,614, $1,109, $3,083 and $2,241 respectively)	20,698	18,581	42,067	39,368
Depreciation and amortization	20,421	20,296	41,030	41,327
Impairment and other lease charges (Note 4)	144	2,941	497	5,822
Other expense (income), net	715	(2,003)	942	(1,947)
Total operating expenses	418,652	354,116	811,748	727,681
Income (loss) from operations	5,889	14,302	2,786	(7,745)
Loss on extinguishment of debt	8,538	—	8,538	—
Interest expense	6,942	6,370	13,668	13,510
Income (loss) before income taxes	(9,591)	7,932	(19,420)	(21,255)
Provision (benefit) for income taxes (Note 8)	(32)	90	(2,693)	(6,888)
Net income (loss)	$(9,559)	$7,842	$(16,727)	$(14,367)
Basic and diluted net income (loss) per share (Note 13)	$(0.19)	$0.13	$(0.34)	$(0.28)
Shares used in computing net income (loss) per share:
Weighted average common shares outstanding:
Basic weighted average common shares outstanding	49,917,296	50,916,758	49,870,718	50,868,929
Diluted weighted average common shares outstanding	49,917,296	60,331,817	49,870,718	50,868,929
Comprehensive income (loss), net of tax:
Net income (loss)	$(9,559)	$7,842	$(16,727)	$(14,367)
Change in valuation of interest rate swap (Notes 5 and 7)	(504)	(2,178)	2,655	(7,387)
Comprehensive income (loss)	$(10,063)	$5,664	$(14,072)	$(21,754)
See notes to unaudited condensed consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share and per share amounts)
(Unaudited)

							Accumulated
					Additional	Retained	Other			Total
	Common Stock		Preferred Stock		Paid-In	Earnings	Comprehensive	Treasury Stock		Stockholders'
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Income (Loss)	Shares	Amount	Equity
Balance, January 3, 2021	51,486,116	$515	100	$—	$306,469	$(18,367)	$(3,015)	(2,096,734)	$(14,070)	$271,532
Stock-based compensation	—	—	—	—	1,469	—	—	—	—	1,469
Vesting of non-vested shares and RSUs	522,406	5	—	—	(5)	—	—	—	—	—
Net loss	—	—	—	—	—	(7,168)	—	—	—	(7,168)
Purchase of treasury stock	—	—	—	—	—	—	—	(8,219)	(57)	(57)
Change in valuation of interest rate swap, net of income taxes of $1,046 (Note 7)	—	—	—	—	—	—	3,159	—	—	3,159
Balance, April 4, 2021	52,008,522	$520	100	$—	$307,933	$(25,535)	$144	(2,104,953)	$(14,127)	$268,935
Stock-based compensation	—	—	—	—	1,614	—	—	—	—	1,614
Vesting of non-vested shares	24,014	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(9,559)	—	—	—	(9,559)
Change in valuation of interest rate swap, net of income taxes of $167 (Note 7)	—	—	—	—	—	—	(504)	—	—	(504)
Balance, July 4, 2021	52,032,536	$520	100	$—	$309,547	$(35,094)	$(360)	(2,104,953)	$(14,127)	$260,486

Balance, December 29, 2019	51,049,377	$510	100	$—	$301,251	$11,096	$622	(553,112)	$(4,017)	$309,462
Stock-based compensation	—	—	—	—	1,132	—	—	—	—	1,132
Vesting of non-vested shares and RSUs	424,963	5	—	—	(5)	—	—	—	—	—
Net loss	—	—	—	—	—	(22,209)	—	—	—	(22,209)
Purchase of treasury stock	—	—	—	—	—	—	—	(9,318)	(54)	(54)
Change in valuation of interest rate swap (Note 7)	—	—	—	—	—	—	(5,209)	—	—	(5,209)
Balance, March 29, 2020	51,474,340	$515	100	$—	$302,378	$(11,113)	$(4,587)	(562,430)	$(4,071)	$283,122
Stock-based compensation	—	—	—	—	1,109	—	—	—	—	1,109
Vesting of non-vested shares	11,776	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	7,842	—	—	—	7,842
Change in valuation of interest rate swap (Note 7)	—	—	—	—	—	—	(2,178)	—	—	(2,178)
Balance, June 28, 2020	51,486,116	$515	100	$—	$303,487	$(3,271)	$(6,765)	(562,430)	$(4,071)	$289,895
See notes to unaudited condensed consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	July 4, 2021	June 28, 2020
Cash flows provided by operating activities:
Net loss	$(16,727)	$(14,367)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss (gain) on disposals of property and equipment, including sale-leasebacks	930	(1,859)
Stock-based compensation	3,083	2,241
Impairment and other lease charges	497	5,822
Depreciation and amortization	41,030	41,327
Amortization of deferred financing costs	1,380	1,039
Amortization of discount on debt	404	146
Deferred income taxes	(2,677)	(6,983)
Non-cash loss on extinguishment of debt	8,538	—
Change in refundable income taxes	(16)	96
Changes in other operating assets and liabilities	(9,827)	20,430
Net cash provided by operating activities	26,615	47,892
Cash flows used for investing activities:
Capital expenditures:
New restaurant development	(2,615)	(13,952)
Restaurant remodeling	(6,854)	(7,349)
Other restaurant capital expenditures	(9,446)	(5,555)
Corporate and restaurant information systems	(7,560)	(6,288)
Total capital expenditures	(26,475)	(33,144)
Acquisition of restaurants, net of cash acquired (Note 2)	(30,819)	—
Properties purchased for sale-leaseback	—	(12,441)
Proceeds from sale-leaseback transactions	—	18,859
Proceeds from insurance recoveries	500	1,720
Net cash used for investing activities	(56,794)	(25,006)
Cash flows provided by (used in) financing activities:
Proceeds from issuance of 5.875% Senior Notes due 2029	300,000	—
Principal payments on Term B and B-1 Loans	(319,250)	(2,125)
Proceeds from borrowing of Term B-1 Loans	—	71,250
Borrowings under revolving credit facility	46,000	150,000
Repayments under revolving credit facility	—	(195,750)
Payments on finance lease liabilities	(266)	(1,134)
Costs associated with issuance of long-term debt	(5,025)	(2,123)
Purchase of treasury shares	(57)	—
Net cash provided by financing activities	21,402	20,118
Net increase (decrease) in cash and cash equivalents	(8,777)	43,004
Cash and cash equivalents, beginning of period	64,964	2,974
Cash and cash equivalents, end of period	$56,187	$45,978
Supplemental disclosures:
Interest paid on long-term debt	$11,761	$12,363
Interest paid on lease financing obligations	52	52
Accruals for capital expenditures	2,514	3,405
Finance lease obligations incurred	804	—
Accruals for costs associated with issuance of long term debt	790	—
See notes to unaudited condensed consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except share and per share amounts)

1. Basis of Presentation
Business Description. At July 4, 2021, Carrols Restaurant Group, Inc. ("Carrols Restaurant Group") operated as a franchisee 1,027 Burger King® restaurants in 23 Northeastern, Midwestern, Southcentral and Southeastern states and 65 Popeyes® restaurants in seven Southeastern states.
Basis of Consolidation. Carrols Restaurant Group, Inc. is a holding company and conducts all of its operations through its direct and indirect wholly-owned subsidiaries Carrols Corporation and New CFH, LLC and their wholly-owned subsidiaries. Carrols Corporation's material wholly-owned subsidiary is Carrols LLC, a Delaware limited liability company. New CFH LLC's material direct and indirect wholly-owned subsidiaries include Frayser Quality, LLC and Nashville Quality, LLC (and together with New CFH, LLC's immaterial direct and indirect subsidiaries, collectively, "New CFH"). Unless the context otherwise requires, Carrols Restaurant Group and its direct and indirect wholly-owned subsidiaries are collectively referred to as the “Company.” All intercompany transactions have been eliminated in consolidation.
Fiscal Year. The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. The three and six months ended July 4, 2021 and June 28, 2020 each contained thirteen and twenty-six weeks, respectively. The 2021 fiscal year will end January 2, 2022 and will contain 52 weeks.
Basis of Presentation. The unaudited condensed consolidated financial statements as of and for the three and six months ended July 4, 2021 and June 28, 2020 have been prepared without an audit pursuant to the rules and regulations of the Securities and Exchange Commission and do not include certain of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of such unaudited condensed consolidated financial statements have been included. The results of operations for the three and six months ended July 4, 2021 are not necessarily indicative of the results to be expected for the full year.
These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended January 3, 2021. The January 3, 2021 consolidated balance sheet data is derived from those audited consolidated financial statements.
Use of Estimates. The preparation of the unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates include accrued occupancy costs, insurance liabilities, lease accounting matters, the valuation of acquired assets and liabilities, interest rate swap valuation, the valuation of deferred income tax assets and liabilities, and the evaluation for impairment of goodwill, long-lived assets and franchise rights. Actual results could differ from those estimates.
Segment Information. Operating segments are components of an entity for which discrete financial information is available and is regularly reviewed by the chief operating decision maker in order to allocate resources and assess performance. The Company's chief operating decision-maker, our CEO, currently evaluates the Company's operations from a number of different operational perspectives; however, resource allocation decisions are determined based on the chief operating decision-maker's evaluation of the total Company operations. The Company derives all significant revenues from a single operating segment, its restaurant business. Accordingly, the Company views the operating results of its restaurants as one reportable segment.
Business Combinations. In accordance with ASC 805, the Company allocates the purchase price of an acquired business to its net identifiable assets and liabilities based on the estimated fair values. The excess of the purchase price over the amount allocated to the assets and liabilities, if any, is recorded as goodwill. The excess value of the net identifiable assets and liabilities acquired over the purchase price, if any, is recorded as a bargain

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

purchase gain. The Company uses all available information to estimate fair values of identifiable intangible assets and property acquired. In making these determinations, the Company may engage an independent third-party valuation specialist to assist with the valuation of certain leasehold improvements, franchise rights and favorable and unfavorable leases.
The Company estimates that the seller's carrying value of acquired restaurant equipment, subject to certain adjustments, is equivalent to the fair value of this equipment at the date of the acquisition. The fair values of assumed franchise agreements are valued as if the remaining term of the agreement is at the market rate. The fair values of acquired land, buildings, certain leasehold improvements and restaurant equipment subject to finance leases are determined using both the cost approach and market approach using significant inputs observable in the open market. The Company categorizes these inputs as Level 2 inputs under ASC 820. The fair value acquired franchise rights and favorable or unfavorable leases positions are determined using the income approach and include unobservable inputs. The Company categorizes these inputs as Level 3 inputs under ASC 820.
Cash and Cash Equivalents. The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. At both July 4, 2021 and January 3, 2021, the Company did not have any cash invested in money market funds classified as cash equivalents on the condensed consolidated balance sheets.
Food, beverage and packaging costs. The Company includes food, beverage and packaging costs and delivery commissions, net of any vendor purchase discounts and rebates, as food, beverage, and packaging costs on the condensed consolidated statements of comprehensive income (loss).
Fair Value of Financial Instruments. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. In determining fair value, the accounting standards establish a three-level hierarchy for inputs used in measuring fair value as follows: Level 1 inputs are quoted prices in active markets for identical assets or liabilities; Level 2 inputs are observable for the asset or liability, either directly or indirectly, including quoted prices in active markets for similar assets or liabilities; and Level 3 inputs are unobservable and reflect the Company's own assumptions. Financial instruments include cash and cash equivalents, trade and other receivables, accounts payable and long-term debt. The carrying amounts of cash and cash equivalents, trade and other receivables and accounts payable approximate fair value because of the short-term nature of these financial instruments. The carrying amount of the term B loans at July 4, 2021 approximate fair value because of their variable rates.
The Company recognizes its derivative arrangements on the balance sheet at fair value, which is considered Level 2. The Company’s only derivative is an interest rate swap which is designated as a cash flow hedge. Accordingly, the effective portion of the changes in the fair value of this arrangement is recognized in accumulated other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of the changes in the fair value of this arrangement is immediately recognized in earnings as interest expense. The Company classifies cash inflows and outflows from derivatives within operating activities on the condensed consolidated statements of cash flows.
Fair value measurements of non-financial assets and non-financial liabilities are primarily used in the impairment analysis of long-lived assets, goodwill and intangible assets. Long-lived assets and definite-lived intangible assets are measured at fair value on a nonrecurring basis using Level 3 inputs. As described in Note 4, the Company recorded long-lived asset impairment charges of $0.1 million and $0.3 million during the three and six months ended July 4, 2021 and $2.7 million and $4.4 million during the three and six months ended June 28, 2020.
Recently Issued Accounting Pronouncements. In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-04 (“ASU 2020-04”) and subsequently ASU No. 2021-01, Reference Rate Reform (Topic 848) in March 2020 and January 2021, respectively. The new guidance provides optional expedients and exceptions for applying U.S. GAAP to contract modifications and hedging relationships, including derivative instruments impacted by changes in the interest rates used for discounting cash flows for computing variable margin settlements, subject to meeting certain criteria, that reference the London

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

Interbank Offered Rate (“LIBOR”) or other reference rates expected to be discontinued, in 2022 or potentially 2023 (pending possible extension). The ASUs establish certain contract modification principles that entities can apply in other areas that may be affected by reference rate reform and certain elective hedge accounting expedients and exceptions. The ASUs may be applied prospectively. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements. This ASU is effective for all entities as of March 12, 2020 through December 31, 2022. Adoption of this guidance did not have a material impact the consolidated financial statements.
In April 2020, the FASB staff issued interpretive guidance that indicated it would be acceptable for entities to make an election to account for lease concessions related to the COVID-19 pandemic consistent with how those concessions would be accounted for under ASC Topic 842, Leases ("ASC 842"), as though enforceable rights and obligations for those concessions existed (regardless of whether those enforceable rights and obligations for the concessions explicitly exist in the contract). Consequently, for concessions related to the effects of the COVID-19 pandemic, an entity will not have to analyze each contract to determine whether enforceable rights and obligations for concessions exist in the contract and can elect to apply or not apply the lease modification guidance in Topic 842 to those contracts. This election is available for concessions related to the effects of the COVID-19 pandemic that do not result in a substantial increase in the rights of the lessor or the obligations of the lessee. The Company elected to apply this interpretive guidance to certain rent relief received in 2020 resulting directly from COVID-19, and has assumed that enforceable rights and obligations for those concessions exist in the lease contract. Accordingly, the Company recognized abatements in 2020 that did not result in an extension of lease term as reductions in variable lease payments, and deferrals that did not result in an extension of lease term as an increase in other current liabilities. This election will continue while these abatements or deferrals are in effect.
COVID-19. In March 2020, the World Health Organization declared the COVID-19 outbreak to be a global pandemic. The COVID-19 pandemic has significantly impacted the communities the Company's restaurants operate in as federal, state and local governments have taken a series of actions to contain its spread. In March 2020, the Company closed its dining rooms in all restaurants and modified operating hours in line with local ordinances and day-part sales trends. Over the course of the pandemic, each restaurant has operated according to its respective local governmental guidelines as well as safety procedures developed by Burger King and Popeyes. The COVID-19 pandemic and its impact on restaurants in communities in which the Company operates continues to evolve. During the second quarter of 2021, we saw a modest shift in guests returning to dining rooms, with take-out and dine-in representing approximately 14% of net sales in June of 2021, as compared to 10% of net sales in December of 2020 and 30% of net sales for all of 2019.
Subsequent events. The Company reviewed and evaluated subsequent events through the issuance date of the Company’s unaudited condensed consolidated financial statements (Note 15).
2. Acquisitions
In 2021, the Company acquired an aggregate of 19 Burger King restaurants from other franchisees in the following transactions (in thousands except number of restaurants):

Closing Date	Number of Restaurants	Purchase Price	Fee-Owned (1)	Market Location
June 17, 2021	14	$27,603	12	Fort Wayne, Indiana
June 23, 2021	5	3,216	1	Battle Creek, Michigan
	19	$30,819	13
(1) The 2021 acquisitions included the purchase of 13 fee-owned restaurants, of which 12 are expected to be sold in sale-leaseback transactions during 2021 for net proceeds of approximately $20.1 million, although there is no assurance we will complete such transactions during 2021 or at all.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

The Company allocated the aggregate purchase price for the 2021 acquisitions at their estimated fair values. The following table summarizes the preliminary allocation of the aggregate purchase price for the 2021 acquisitions reflected in the condensed consolidated balance sheets as of July 4, 2021:

Inventory	$229
Land and buildings	21,361
Restaurant equipment	850
Restaurant equipment - subject to finance leases	29
Right-of-use assets	2,997
Leasehold improvements	550
Franchise fees	411
Franchise rights	6,613
Deferred income taxes	106
Goodwill	629
Operating lease liabilities	(2,899)
Finance lease liabilities for restaurant equipment	(35)
Accounts payable	(22)
Net assets acquired	$30,819
The values of certain assets and liabilities are preliminary in nature at July 4, 2021. The preliminary fair value of franchise rights and goodwill was estimated based on past history of purchase price allocations. When the fair value determination is finalized, changes to the preliminary valuation of assets acquired or liabilities assumed may result in material adjustments to the estimated fair value of identifiable assets acquired, including land and buildings, franchise rights, goodwill, and the related deferred taxes.
Goodwill recorded in connection with the 2021 acquisitions represents costs in excess of fair values assigned to the underlying net assets of acquired restaurants. Acquired goodwill that is expected to be deductible for income tax purposes was $0.6 million in 2021.
The results of operations for the restaurants acquired are included from the closing date of the respective acquisition. The 2021 acquired restaurants contributed restaurant sales of $1.0 million in the three and six months ended July 4, 2021. It is impracticable to disclose net earnings for the post-acquisition period for the acquired restaurants as net earnings of these restaurants were not tracked on a collective basis due to the integration of administrative functions, including field supervision.
The unaudited pro forma impact on the results of operations for the restaurants acquired in 2021 for the three and six months ended July 4, 2021 and June 28, 2020 are included below. The unaudited pro forma results of operations are not necessarily indicative of the results that would have occurred had the acquisitions been consummated at the beginning of the periods presented, nor are they necessarily indicative of any future consolidated operating results. The following table summarizes the Company's unaudited pro forma operating results:

	Three Months Ended		Six Months Ended
	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Total revenue	$430,017	$374,489	$826,024	$730,929
Net income (loss)	$(8,871)	$8,315	$(15,574)	$(13,580)
Basic and diluted net loss per share	$(0.18)	$0.14	$(0.31)	$(0.27)

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

This unaudited pro forma financial information does not give effect to any anticipated synergies, operating efficiencies, cost savings or integration costs related to the acquired restaurants. The unaudited pro forma financial results exclude transaction costs recorded as general and administrative expenses of $0.3 million during the three and six months ended July 4, 2021.
3. Intangible Assets
Goodwill. The Company is required to review goodwill for impairment annually, or more frequently when events and circumstances indicate that the carrying amount may be impaired. If the determined fair value of goodwill is less than the related carrying amount, an impairment loss is recognized. The Company performs its annual impairment assessment as of the last day of its fiscal year and does not believe circumstances have changed since the last assessment date which would make it necessary to reassess the value of its goodwill. There were no recorded goodwill impairment losses during the three and six months ended July 4, 2021 or June 28, 2020. The change in goodwill for the six months ended July 4, 2021 is summarized below:

Balance at January 3, 2021	$122,619
Acquisitions of restaurants (Note 2)	629
Balance at July 4, 2021	$123,248
Franchise Rights. Amounts allocated to franchise rights for each acquisition of Burger King and Popeyes restaurants are amortized using the straight-line method over the average remaining term of the acquired franchise agreements plus one twenty-year renewal period.
The Company assesses the potential impairment of franchise rights whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If an indicator of impairment exists, an estimate of the aggregate undiscounted cash flows from the acquired restaurants is compared to the respective carrying value of franchise rights for each acquisition. If an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value. No impairment charges were recorded related to the Company’s franchise rights for the three and six months ended July 4, 2021 and June 28, 2020. The change in franchise rights for the six months ended July 4, 2021 is summarized below:

Balance at January 3, 2021	$334,597
Acquisitions of restaurants (Note 2)	6,613
Amortization expense	(6,883)
Balance at July 4, 2021	$334,327
Amortization expense related to franchise rights was $3.4 million for each of the three months ended July 4, 2021 and June 28, 2020, and $6.9 million and $7.3 million for the six months ended July 4, 2021 and June 28, 2020, respectively. The Company expects annual amortization expense to be $13.9 million in 2021 and $14.0 million in each of the following five years.

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
During the three months ended July 4, 2021, the Company recorded impairment and other lease charges of $0.1 million due primarily to capital expenditures at previously impaired restaurants. During the six months ended July 4, 2021, the Company recorded impairment and other lease charges of $0.5 million due primarily to capital expenditures of $0.3 million at previously impaired restaurants and $0.2 million of other lease charges.
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
5. Other Liabilities, Long-Term
Other liabilities, long-term, at July 4, 2021 and January 3, 2021 consisted of the following:

	July 4, 2021	January 3, 2021
Accrued occupancy costs	$2,215	$2,394
Accrued workers’ compensation and general liability claims	5,281	5,499
Interest rate swap (Note 7)	2,529	6,062
Deferred compensation	4,455	4,419
Deferred federal payroll taxes	10,808	10,808
Lease finance obligations	1,188	1,191
Other	297	290
	$26,773	$30,663
On March 27, 2020, the United States enacted the CARES Act as a response to the economic uncertainty resulting from COVID-19. The CARES Act provided for deferred payment of the employer portion of social security taxes through the end of 2020, with 50% of the deferred amount due December 31, 2021 and the remaining 50% due December 31, 2022. In 2020, the Company deferred $21.6 million related to this provision. As of both July 4, 2021 and January 3, 2021, $10.8 million was recorded in accrued payroll, related taxes and benefits and $10.8 million was recorded in other liabilities, long-term in the condensed consolidated balance sheets.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

6. Leases
The Company utilizes land and buildings in its operations under various lease agreements. The Company does not consider any one of these individual leases material to the Company's operations. Initial lease terms are generally for twenty years and, in many cases, provide for renewal options and in most cases rent escalations. The exercise of such renewal options is generally at the Company’s sole discretion. The Company evaluates renewal options at lease commencement and upon any lease amendments or remodeling activity to determine if such options are reasonably certain to be exercised based on economic factors. Certain leases also require variable rent, determined as a percentage of sales as defined by the terms of the applicable lease agreement. For most locations, the Company is obligated for occupancy-related costs including payment of property taxes, insurance and utilities.
Right-of-use (“ROU”) lease assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make payments in exchange for that right of use. As the rate implicit within our leases is not readily determinable, the Company uses market and term-specific incremental borrowing rates which consider the rate of interest it expects to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. ROU assets are also reduced by lease incentives, increased by initial direct costs and adjusted by favorable lease assets and unfavorable lease liabilities.
Variable lease components represent amounts that are contractually fixed as a percentage of sales and are recognized in expense as incurred. Leases with an initial term of 12 months or less are not recorded on the condensed consolidated balance sheets and are recognized as lease expense on a straight-line basis over the lease term. The Company does not account for lease components (e.g., fixed payments including rent) separately from non-lease components (e.g. common area maintenance).
The Company also utilizes certain restaurant equipment under various finance lease agreements with initial terms of generally three to eight years. The Company does not consider any one of these individual leases material to the Company's operations.
For certain leases where rent escalates based upon a change in a financial index, such as the Consumer Price Index, the difference between the index at lease inception and the subsequent fluctuations in that index are included in variable lease costs. Additionally, because the Company has elected to not separate lease and non-lease components, in limited instances variable costs also include payments to the landlord for common area maintenance, real estate taxes, insurance and other operating expenses. Lease expense is recognized on a straight-line basis over the lease term, with variable lease payments recognized in the period those costs are incurred.
As a result of the COVID-19 pandemic and the resulting economic uncertainty in the restaurant industry in 2020, the Company contacted each of its landlords to potentially negotiate accommodations to preserve cash. For certain leases the Company was able to modify existing payment terms, in some cases through deferral of existing payments until future periods and in some cases through a reduction in payments that would otherwise have been due. The Company elected the practical expedient to not evaluate whether a deferral of rent within the current term is a lease modification. Any concessions which resulted in an extension of the existing lease term were accounted for as a lease modification under current U.S. GAAP guidance. The total rent that was or will be deferred as a result of requests for pandemic-related relief from our landlords other than Burger King Corporation ("BKC", see Note 11) was $5.8 million, of which $4.8 million has been or remains to be repaid over various schedules which began in the third quarter of 2020. As of July 4, 2021, $1.2 million remains to be repaid to landlords related to these deferrals.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

Lease Cost
The components and classification of lease expense for the three and six months ended July 4, 2021 and June 28, 2020 are as follows:

		Three Months Ended		Six Months Ended
Lease cost	Classification	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Operating lease cost (1)	Restaurant rent expense	$25,717	$25,491	$51,459	$50,962
Operating lease cost (2)	General and administrative	224	167	480	265
Variable lease cost	Restaurant rent expense	4,907	3,599	9,505	7,704
Sublease income	Restaurant rent expense	(33)	(106)	(59)	(228)
Finance lease cost:
Amortization of right-of-use assets	Depreciation and amortization	177	437	309	882
Interest on lease liabilities	Interest expense	28	36	51	82
Total lease cost		$31,020	$29,624	$61,745	$59,667
(1)Includes short-term leases which are not material.
(2)Represents operating lease costs for property and equipment not directly related to restaurant operations.
Other Information
Supplemental cash flow information related to leases for the six months ended July 4, 2021 and June 28, 2020 are as follows:

	Six Months Ended
	July 4, 2021	June 28, 2020
Gain on sale-leaseback transactions	$—	$567
Operating lease assets and liabilities resulting from lease modifications and new leases	17,632	39,953
Finance lease assets acquired through finance lease obligations	804	—
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows related to operating leases	50,352	49,143
Operating cash flows related to finance leases	28	36
Financing cash flows related to finance leases	266	1,134

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

7. Long-Term Debt
Long-term debt at July 4, 2021 and January 3, 2021 consisted of the following:

	July 4, 2021	January 3, 2021
Senior Credit Facility:
Term B Loans	$174,000	$419,375
Term B-1 Loans	—	73,875
Revolving credit borrowings	46,000	—
Senior Notes Due 2029	300,000	—
Finance lease liabilities	1,451	908
Total Funded debt	521,451	494,158
Less: current portion of long-term debt and finance lease liabilities	(4,996)	(5,525)
Less: unamortized debt issuance costs	(7,005)	(7,777)
Less: unamortized original issue discount	(663)	(5,161)
Total Long-term debt	$508,787	$475,695
Senior Credit Facility. On April 30, 2019, the Company entered into senior secured credit facilities in an aggregate principal amount of $550.0 million, consisting of (i) a Term Loan B Facility in an aggregate principal amount of $425.0 million (the “Term Loan B Facility”) maturing on April 30, 2026 and (ii) a revolving credit facility (including a sub-facility of $35.0 million for standby letters of credit) in an aggregate principal amount of $125.0 million maturing on April 30, 2024 (the “Revolving Credit Facility” and, together with the Term Loan B Facility, the “Senior Credit Facilities”).
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
On March 25, 2020, the Company entered into the Second Amendment to its Senior Credit Facilities (the "Second Amendment"). The Second Amendment, among other things, (i) increased the aggregate maximum commitments available for revolving credit borrowings (including standby letters of credit) under the Revolving Credit Facility (the "Revolving Committed Amount") by $15.4 million to a total of $130.4 million, (ii) amended the definition of Applicable Margin (such definition and all other definitions used herein and otherwise not defined herein shall be the meanings set forth in the Senior Credit Facilities), (iii) provided for a commitment fee (the "Ticking Fee") beginning on the 180th day after the Second Amendment Effective Date and for so long as the Revolving Committed Amount remained greater than $115.0 million, and (iv) provided that the Company shall use the proceeds of an Extension of Credit which results in the sum of the aggregate principal amount of outstanding Revolving Loans plus the aggregate amount of LOC Obligations equaling an amount in excess of $115.0 million solely for ongoing operations of the Company and its subsidiaries and shall not be held as cash on the balance sheet. The terms outlined as (ii), (iii) and (iv) were removed in the Sixth Amendment described below.

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
On April 16, 2020, the Company entered into the Fourth Amendment to its Senior Credit Facilities (the "Fourth Amendment"). The Fourth Amendment permits the Company to incur and, if necessary, repay indebtedness incurred pursuant to the Paycheck Protection Program (the "PPP") under the Coronavirus Aid, Relief and Economic Security Act, as amended (the "CARES Act"). Subsequent to the Fourth Amendment, the Company withdrew its application for relief under the PPP and returned the funds upon receipt.
On June 23, 2020 (the "Fifth Amendment Effective Date"), the Company entered into the Fifth Amendment to its Senior Credit Facilities (the "Fifth Amendment"). The Fifth Amendment increased the Term Loan (as defined in the Senior Credit Facilities) borrowings in the aggregate principal amount of $75 million of Incremental Term B-1 Loans (as defined in the Senior Credit Facilities). The Incremental Term B-1 Loans constituted a new tranche of Term Loans ranking pari passu in right of payment and security with the Initial Term Loans for all purposes under the Senior Credit Facilities. The Incremental Term B-1 Loans had the same terms as outstanding borrowings under the Company's existing Term Loan B facility pursuant to and in accordance with the Senior Credit Facilities, provided that (i) borrowings under the Incremental Term B-1 Loans bore interest at a rate per annum, at the Company’s option, of (a) the Alternate Base Rate (as defined in the Senior Credit Facilities) plus the applicable margin of 5.25% or (b) the LIBOR Rate (as defined in the Senior Credit Facilities) (which shall not be less than 1% for Incremental Term B-1 Loans) plus the applicable margin of 6.25% and (ii) certain prepayments of the Incremental Term B-1 Loans by the Company prior to the first anniversary of the Fifth Amendment Effective Date would be subject to a premium to the Administrative Agent (as defined in the Senior Credit Facilities), for the ratable account of each applicable Term Loan Lender (as defined in the Senior Credit Facilities) holding Incremental Term B-1 Loans on the date of such prepayment equal to the Applicable Make-Whole Amount (as defined in the Senior Credit Facilities) with respect to the principal amount of the Incremental Term B-1 Loans so prepaid. The principal amount of the Incremental Term B-1 Loans amortized in an aggregate annual amount equal to 1% of the original principal amount of the Incremental Term B-1 Loans and were repayable in consecutive quarterly installments on the last day of the Company's fiscal quarters beginning on the third fiscal quarter of 2020. The remaining outstanding principal amount of the Incremental Term B-1 Loan and all accrued but unpaid interest and other amounts payable with respect to the Incremental Term B-1 Loan would be due on April 30, 2026, which is the Term Loan Maturity Date (as defined in the Senior Credit Facilities). The net proceeds of the Incremental Term B-1 Loans were $71.3 million after original issue discount and were used for general corporate purposes, including repayment of the outstanding balance of the Revolving Credit Facility. The Term B-1 Loans were repaid in full on June 28, 2021.
On April 6, 2021, the Company entered into the Sixth Amendment to its Senior Credit Facilities (the "Sixth Amendment") which increased the aggregate maximum commitments available for revolving credit borrowings (including standby letters of credit) under the Revolving Credit Facility by $29.2 million to a total of $175.0 million. The Sixth Amendment also amended the definitions in the Senior Credit Facilities of (i) Applicable Margin, to provide that the Applicable Margin for borrowings under the Revolving Credit Facility (including Letter of Credit Fees) shall be at a rate per annum equal to 3.25% for LIBOR Rate Loans and 2.25% for Alternate Base Rate Loans, and (ii) Revolving Maturity Date, to provide that the Revolving Maturity Date is extended to January 29, 2026. In addition, the Sixth Amendment amended the Senior Credit Facilities to remove the obligation by the Company to (i) pay a Ticking Fee pursuant to the Ticking Fee Rate and (ii) use the proceeds of an Extension of Credit which results in the sum of the aggregate principal amount of outstanding Revolving Loans plus the aggregate amount of LOC Obligations equaling an amount in excess of $115.0 million solely for ongoing operations of the Company and its subsidiaries and not to hold as cash on the balance sheet.
On June 28, 2021, the Company entered into the Seventh Amendment to its Senior Credit Facilities (the "Seventh Amendment"). The Seventh Amendment revised (a) the initial amount for calculating the Available Amount (as defined in the Senior Credit Facilities) from $27.0 million to $50.0 million which is utilized, among other items, in determining the amount of Restricted Payments (as defined in the Senior Credit Facilities) and

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

Permitted Investments (as defined in the Senior Credit Facilities), (b) the calculation of the Company's ability to incur an Incremental Term Loan (as defined in the Senior Credit Facilities) or an increase to the Revolving Committed Amount from $135.0 million to $180.0 million, and (c) the general basket for Restricted Payments, Permitted Investments and Restricted Junior Debt Payment (as defined in the Senior Credit Facilities) from an aggregate amount not to exceed the greater of (i) $27.0 million and (ii) 20% of Consolidated EBITDA (as defined in the Senior Credit Facilities) as of the most recently completed Reference Period (as defined in the Senior Credit Facilities) to (i) $50.0 million and (ii) 40% of Consolidated EBITDA as of the most recently completed Reference Period. In addition, the Seventh Amendment revises the Total Net Leverage Ratio required for the Company to make Restricted Payments or prepay Junior Debt (as defined in the Senior Credit Facilities) with unutilized Available Amount from 3.00 to 1.00 to 4.00 to 1.00. The Seventh Amendment also provided for affiliates of the Company to acquire up to 20% of the outstanding term loans pursuant to certain transactions.
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
The Senior Credit Facilities contain certain covenants, including, without limitation, those limiting the Company’s and its subsidiaries' ability to, among other things, incur indebtedness, incur liens, sell or acquire assets or businesses, change the character of its business in all material respects, engage in transactions with related parties, make certain investments, make certain restricted payments or pay dividends. In addition, the Senior Credit Facilities require the Company to meet a First Lien Leverage Ratio (as defined in the Senior Credit Facilities) if revolving credit borrowings exceed 35% of the aggregate borrowing capacity, as described under the First Amendment above. As the $46.0 million borrowings under the Revolving Credit Facility at July 4, 2021 did not exceed 35% of the aggregate borrowing capacity, no First Lien Leverage Ratio calculation was required. The Company was in compliance with the covenants under its Senior Credit Facilities at July 4, 2021.
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
The Term Loan B Facility requires quarterly installment payments, which began on September 30, 2019. Amounts outstanding at July 4, 2021 are due and payable as follows:
(i) nineteen remaining quarterly installments of $1.1 million;
(ii) one final payment of $153.8 million on April 30, 2026.
At July 4, 2021, borrowings under the Senior Credit Facilities bore interest as follows (subject to interest rate swap as described below):
(i) Revolving Credit Facility: at a rate per annum equal to (a) the Alternate Base Rate (as defined in the Senior Credit Facilities) plus 2.50% or (b) LIBOR Rate (as defined in the Senior Credit Facilities) plus 3.50%.
(ii) Term Loan B Facility: at a rate per annum equal to (a) the Alternate Base Rate (as defined in the Senior Credit Facilities) plus 2.25% or (b) LIBOR Rate (as defined in the Senior Credit Facilities) plus 3.25%.
The weighted average interest rate for borrowings on long-term debt balances were 4.4% for both the three and six months ended July 4, 2021 and 4.3% and 4.6% for the three and six months ended June 28, 2020, respectively.
As of July 4, 2021, there were $46.0 million revolving credit borrowings outstanding and $9.0 million of letters of credit issued under the Revolving Credit Facility. After reserving for issued letters of credit and

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

outstanding revolving credit borrowings, $120.0 million was available for revolving credit borrowings under the Senior Credit Facilities at July 4, 2021.
Senior Notes due 2029. On June 28, 2021, the Company issued $300.0 million principal amount of 5.875% Senior Notes due 2029 (the "Notes") in a private placement. The proceeds of the offering, together with $46.0 million of revolving credit borrowings under the Senior Credit Facilities, were used to (i) repay $74.4 million of outstanding term B-1 loans and $243.6 million of outstanding term B loans under the Senior Credit Facilities (which included scheduled principal payments), (ii) to pay fees and expenses related to the offering of the Notes and the Seventh Amendment and (iii) for working capital and general corporate purposes, including for possible future repurchases of its common stock and/or a dividend payment and/or payments on its common stock.
Carrols Restaurant Group and certain of its subsidiaries (the "Guarantors") entered into the Indenture (the "Indenture") dated as of June 28, 2021 with the Bank of New York Mellon Trust Company governing the Notes. The Indenture provides that the Notes will mature on July 1, 2029 and will bear interest at the rate of 5.875% per annum, payable semi-annually on July 1 and January 1 of each year, beginning on January 1, 2022. The entire principal amount of the Notes will be due and payable in full on the maturity date. The Indenture further provides that the Company (i) may redeem some or all of the Notes at any time after July 1, 2024 at the redemption prices described therein, (ii) may redeem up to 40% of the Notes using the proceeds of certain equity offerings completed before July 1, 2024 and (iii) must offer to purchase the Notes if it sells certain of its assets or if specific kinds of changes in control occur, all as set forth in the Indenture. The Notes are senior unsecured obligations of Carrols Restaurant Group and are guaranteed on an unsecured basis by the Guarantors. The Indenture contains certain covenants that limit the ability of Carrols Restaurant Group and the Guarantors to, among other things: incur indebtedness or issue preferred stock; incur liens; pay dividends or make distributions in respect of capital stock or make certain other restricted payments or investments; sell assets; agree to payment restrictions affecting Restricted Subsidiaries (as defined in the Indenture); enter into transaction with affiliates; or merge, consolidate or sell substantially all of the assets. Such restrictions are subject to certain exceptions and qualifications all as set forth in the Indenture. The Company was in compliance with all such covenants as of July 4, 2021.
Interest Rate Swap. In March 2020, the Company entered into an interest rate swap agreement with certain of its lenders under the Senior Credit Facilities to mitigate the risk of increases in the variable interest rate related to term loan borrowings under the Senior Credit Facilities. The interest rate swap fixes the interest rate on $220.0 million of outstanding borrowings under the Senior Credit Facilities at 0.915% plus the applicable margin in its Senior Credit Facilities. The agreement matures on February 28, 2025 and has a notional amount of $220.0 million. The differences between the variable LIBOR rate and the interest rate swap rate of 0.915% are settled monthly. The Company made additional interest payments due the interest rate swap of $0.4 million and $0.9 million during the three and six months ended July 4, 2021, respectively, and received payments of $0.03 million due the interest rate swap during the three and six months ended June 28, 2020. The fair value of the Company's interest rate swap agreement was a liability of $2.5 million as of July 4, 2021 and is included in long-term other liabilities in the accompanying condensed consolidated balance sheets. Changes in the valuation of the Company's interest rate swap were included as a component of other comprehensive income and will be reclassified to earnings as the losses are realized. The Company expects to reclassify net losses totaling $1.7 million into earnings in the next twelve months.
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

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

8. Income Taxes
The provision (benefit) for income taxes for the three and six months ended July 4, 2021 and June 28, 2020 was comprised of the following:

	Three Months Ended		Six Months Ended
	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Current	$(16)	$90	$(16)	$95
Deferred	(2,572)	1,789	(5,233)	(7,342)
Change in valuation allowance	2,556	(1,789)	2,556	359
Provision (benefit) for income taxes	$(32)	$90	$(2,693)	$(6,888)
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.
The benefit for income taxes for the three and six months ended July 4, 2021 was derived using an estimated effective annual income tax rate for all of 2021 of 11.0%, which reflects the change in valuation allowance on our deferred tax assets and excludes other discrete tax adjustments. The difference compared to the statutory rate for 2021 is attributed to various nondeductible tax expenses. There were no net discrete tax adjustments during the three months ended July 4, 2021. The six months ended July 4, 2021 contained $0.7 million of tax benefit from net discrete tax adjustments.
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
As of July 4, 2021, the Company had federal net operating loss carryforwards of approximately $136.7 million which expire beginning in 2033. The Company's state net operating loss carryforwards expire beginning in 2021 through 2038.
On March 27, 2020, the United States enacted the CARES Act as a response to the economic uncertainty resulting from the COVID-19 pandemic. The CARES Act includes modifications for net operating loss carryovers and carrybacks, limitations of business interest expense for tax, immediate refund of alternative minimum tax (AMT) credit carryovers as well as a technical correction to the Tax Cuts and Jobs Act of 2017, for qualified improvement property. As of July 4, 2021, the Company expects that the carryback of net operation losses will not have an impact on its current tax attributes.
The Company has performed an assessment of positive and negative evidence regarding the realization of its deferred income tax assets at July 4, 2021 as required by ASC 740. Under ASC 740, the weight given to negative and positive evidence is commensurate only to the extent that such evidence can be objectively verified. ASC 740 also prescribes that objective evidence, in particular the Company’s three-year cumulative loss position at July 4, 2021, be given greater weight than subjective evidence, such as the Company’s forecasts of future taxable income, which include assumptions that cannot be objectively verified. The Company considers all available positive and negative evidence regarding the estimated future reversals of existing taxable temporary differences, estimated future taxable income exclusive of reversing temporary differences and carryforwards, historical taxable income in prior carryback periods if carryback is permitted, and potential tax planning strategies which may be employed to prevent an operating loss or tax credit carryforward from expiring unused, and determines, based on the required weight of the evidence under ASC 740, whether a valuation allowance is necessary for any of its deferred tax assets at each reporting period. The future reversals of existing temporary differences and the ability to carryback are considered verifiable evidence. At January 4, 2021, the Company determined that a valuation allowance was needed for certain federal income tax credits in the amount of $13.1 million as they may expire prior to their utilization by the Company. As of July 4, 2021, the Company determined an additional amount of $3.0 million in Federal tax

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

credits may expire prior to their utilization due to an increase in projected tax loss for the year as a result of the loss on debt extinguishment in the second quarter of 2021. A charge of $2.6 million was recorded in the three months ended July 4, 2021 related to this assessment. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as projections for growth. As of July 4, 2021, the Company has a valuation allowance recorded as a component of its deferred income taxes in the amount of $15.7 million.
The Company's policy is to recognize interest and/or penalties related to uncertain tax positions in income tax expense. At July 4, 2021 and January 3, 2021, the Company had no unrecognized tax benefits and no accrued interest related to uncertain tax positions. The tax years 2015 - 2020 remain open to examination by the major taxing jurisdictions to which the Company is subject. Although it is not reasonably possible to estimate the amount by which unrecognized tax benefits may increase within the next twelve months due to the uncertainties regarding the timing of examinations, the Company does not expect unrecognized tax benefits to significantly change in the next twelve months.
9. Stock-Based Compensation
Stock-based compensation expense for the three months ended July 4, 2021 and June 28, 2020 was $1.6 million and $1.1 million, respectively and for the six months ended July 4, 2021 and June 28, 2020 was $3.1 million and $2.2 million, respectively.
As of July 4, 2021, the total unrecognized stock-based compensation expense relating to non-vested shares and stock options was approximately $11.2 million and the Company expects to record an additional $3.0 million in stock-based compensation expense related to the vesting of these awards in the remainder of 2021. The remaining weighted average vesting period for stock options and non-vested shares was 2.1 years.
Non-vested Shares
During the six months ended July 4, 2021, the Company granted 895,000 non-vested restricted shares to certain employees and officers of the Company and 92,744 non-vested restricted shares to outside directors of the Company. These shares vest, become non-forfeitable and are being expensed over their three-year vesting period.
The following is a summary of all non-vested shares activity for the six months ended July 4, 2021:

	Shares	Weighted Average Grant Date Price
Non-vested at January 3, 2021	1,167,848	$7.02
Granted	987,744	$6.94
Vested	(526,462)	$7.95
Forfeited	(33,175)	$6.50
Non-vested at July 4, 2021	1,595,955	$6.67
The fair value of non-vested shares is based on the closing price on the date of grant.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

Stock Options
The Company has issued options to purchase shares of its common stock to certain employees and officers of the Company. These options become exercisable and are being expensed over their three-year vesting period. The options expire seven years from the date of the grant and were issued with an exercise price equal to the fair market value of the stock price on the date of grant, or $7.12 per share.
The following is a summary of all stock option activity for the six months ended July 4, 2021:

	Options	Weighted Average Exercise Price	Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (1)
Options outstanding at January 3, 2021	1,050,000	$7.12
Forfeited	(25,000)	$7.12
Options Outstanding at July 4, 2021	1,025,000	$7.12	6.1	$—
Vested or expected to vest at July 4, 2021	1,025,000	$7.12	6.1	$—
Options exercisable at July 4, 2021	—
(1) The aggregate intrinsic value is calculated using the difference between the market price of the Company's common stock at July 4, 2021 of $6.09 and the grant price for only those awards that have a grant price that is less than the market price of the Company's common stock at July 4, 2021. There were no awards having a grant price less than the market price of the Company's common stock at July 4, 2021.
Restricted Stock Units
The Company has issued restricted stock units (“RSUs”) on shares of the Company's common shares to certain eligible employees. During the six months ended July 4, 2021, the Company issued 99,317 RSUs which will vest in equal installments over three years. During the three months ended April 4, 2021, 19,958 RSUs vested into shares of the Company's common stock at a weighted average price of $6.68 per share.
The following is a summary of all RSU activity for the six months ended July 4, 2021:

Units
Non-vested at January 3, 2021	37,456
Granted	99,317
Vested	(19,958)
Non-vested at July 4, 2021	116,815

10. Commitments and Contingencies
Lease Guarantees. Fiesta Restaurant Group, Inc. ("Fiesta"), a former wholly-owned subsidiary of the Company, was spun-off in 2012 to the Company's stockholders. As of July 4, 2021, the Company is a guarantor under 17 Fiesta restaurant property leases with lease terms expiring on various dates through 2030, of which all but one are still operating. The Company is fully liable for all obligations under the terms of the leases in the event that Fiesta fails to pay any sums due under the lease, subject to indemnification provisions of a Separation and Distribution Agreement entered into in connection with the spin-off of Fiesta.
The maximum potential amount of future undiscounted rental payments the Company could be required to make under these leases at July 4, 2021 was $10.3 million. The obligations under these leases will generally continue to decrease over time as these operating leases expire, except for any execution of renewal options that exist under the original leases. No payments related to these guarantees have been made by the Company to date and none are expected to be required to be made in the future. The Company has not recorded a liability for $10.3 million of these guarantees in accordance with ASC 460 - Guarantees as Fiesta has indemnified the Company for

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

all such obligations and the Company did not believe it was probable it would be required to perform under any of the guarantees or direct obligations.
Litigation. The Company is party to various litigation matters that arise in the ordinary course of business. The Company does not believe that the outcome of any of these matters will have a material adverse effect on its consolidated financial statements.
11. Transactions with Related Parties
In connection with an acquisition of restaurants from BKC in 2012, Carrols Restaurant Group issued to BKC 100 shares of Series A Convertible Preferred Stock, which Carrols Restaurant Group, BKC and Blue Holdco 1, LLC ("Blue Holdco" and, together with BKC, the "BKC Stockholders") exchanged for 100 shares of newly issued Series B Convertible Preferred Stock ("Series B Preferred Stock") in 2018. These preferred shares are convertible into 9,414,580 shares of common stock, which as of July 4, 2021 represents approximately 15.4% of the outstanding shares of the Company's common stock after giving effect to the conversion of the Series B Preferred Stock and excluding shares held in treasury. Pursuant to the Certificate of Designation of the Series B Preferred Stock (the "Certificate of Designation"), the BKC Stockholders are entitled to elect two representatives on the Company's Board of Directors. The approval of the BKC Stockholders is also required before the Company can take certain actions, including, among other things, amending the Company’s certificate of incorporation or bylaws, declaring or paying a special cash dividend, amending the size of the Company’s Board of Directors, or engaging in any business other than the ownership and operation of Burger King restaurants, in each case as more particularly described in the Certificate of Designation.
The Company operates its Burger King restaurants under franchise agreements with BKC and its Popeyes restaurants under franchise agreements with Popeyes Louisiana Kitchen, Inc. ("PLK"), a subsidiary of RBI. These franchise agreements generally provide for an initial term of twenty years and currently have an initial franchise fee of $50,000. With BKC's and PLK's respective approval, the Company can elect to extend franchise agreements for additional 20 year terms, provided that the restaurant meets the current restaurant image standard and the Company is not in default under terms of the franchise agreement. In addition to the initial franchise fee, the Company generally pays BKC a monthly royalty at a rate of 4.5% of Burger King restaurant sales and PLK a weekly royalty at a rate of 5.0% of Popeyes restaurant sales. Royalty expense was $18.7 million and $15.9 million in the three months ended July 4, 2021 and June 28, 2020, respectively and $35.8 million and $31.0 million in the six months ended July 4, 2021 and June 28, 2020, respectively, and is included in other restaurant operating expenses in the condensed consolidated statements of comprehensive income (loss). Beginning in May of 2021, the Company also pays a monthly digital fee to BKC for use of its digital platform which was $0.4 million in the three and six months ended July 4, 2021 and is included in other restaurant operating expenses in the condensed consolidated statements of comprehensive income (loss).
The Company is also generally required to contribute 4% of restaurant sales from its restaurants to an advertising fund utilized by BKC and PLK for its advertising, promotional programs and public relations activities, and additional amounts for additional local advertising in markets that approve such advertising. Advertising expense associated with these expenditures was $16.4 million and $14.1 million in the three months ended July 4, 2021 and June 28, 2020, respectively and $31.5 million and $27.5 million in the three and six months ended July 4, 2021 and June 28, 2020, respectively.
As of July 4, 2021, the Company leased 227 of its restaurant locations from BKC and 98 of these locations are subleased by BKC from various third-party lessors. Aggregate rent under these BKC leases was $6.8 million and $6.3 million in the three months ended July 4, 2021 and June 28, 2020, respectively and $13.5 million and $13.0 million for the three and six months ended July 4, 2021 and June 28, 2020, respectively. The Company does not believe that such lease terms have been significantly affected by the fact that the Company and BKC are deemed to be related parties.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

As of July 4, 2021 and January 3, 2021, the Company owed BKC and PLK $18.2 million and $14.7 million, respectively, related to the payment of advertising, royalties, digital fees, rent and real estate taxes, which is normally remitted on a monthly basis.
The Company, Carrols Corporation, Carrols LLC, and BKC entered into an Area Development Agreement (the "ADA") which commenced on April 30, 2019 and was set to end on September 30, 2024 and which superseded the Operating Agreement dated as of May 30, 2012, as amended, between Carrols LLC and BKC. The ADA was amended and restated by all parties on January 4, 2021 (the "Amended ADA"). Pursuant to the ADA and for a cost of $3.0 million, BKC had assigned to Carrols LLC the right of first refusal on the sale of franchisee-operated restaurants in 16 states and a limited number of counties in four additional states ("ADA ROFR"). The ADA ROFR was terminated in connection with the Amended ADA.
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
In connection with an acquisition of restaurants in 2019, the Company assumed a development agreement for Popeyes, which included an assignment by PLK of its right of first refusal under its franchise agreements with its franchisees for acquisitions in two southern states, as well as a development commitment to open, build and operate approximately 80 new Popeyes restaurants over six years. This development agreement with PLK was terminated on March 17, 2021, with certain covenants applicable to the Company surviving the termination. PLK reserved the right to charge the Company a $0.6 million fee if PLK and the Company are not able to come to a mutually agreeable solution with respect to such fee within a six-month period.

12. Stockholders' Equity
Stock Repurchase Program
On August 2, 2019, the Company's Board of Directors approved a stock repurchase plan ("Repurchase Program") under which the Company may repurchase up to $25 million of its outstanding common stock. The authorization became effective August 2, 2019, and was set to expire 24 months thereafter, unless terminated earlier by the Company's Board of Directors. Purchases under the Repurchase Program may be made from time to time in open market transactions at prevailing market prices or in privately negotiated transactions (including, without limitation, the use of Rule 10b5-1 plans) in compliance with applicable federal securities laws, including Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The Company has no obligation to repurchase stock under the Repurchase Program, and the timing, actual number and value of shares purchased will depend on the Company's stock price, trading volume, general market and economic conditions, and other factors.
At July 4, 2021, $11.0 million was available to repurchase shares under the Repurchase Program. Shares repurchased are being held in treasury until they are retired at the discretion of the Board of Directors.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

13. Net Income (Loss) per Share
The Company applies the two-class method to calculate and present net income (loss) per share. The Company's non-vested restricted share awards and Series B Convertible Preferred Stock contain non-forfeitable rights to dividends and are considered participating securities for purposes of computing net income (loss) per share pursuant to the two-class method. Under the two-class method, net earnings are reduced by the amount of dividends declared (whether paid or unpaid) and the remaining undistributed earnings are then allocated to common stock and participating securities, based on their respective rights to receive dividends. As the Company incurred a net loss for the three and six months ended July 4, 2021 and the six months ended June 28, 2020, and losses are not allocated to participating securities under the two-class method, such method is not applicable for the aforementioned interim reporting periods.
Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding for the reporting period. Diluted net income (loss) per share reflects additional shares of common stock outstanding, where applicable, calculated using the treasury stock method or the two-class method.

The following table sets forth the calculation of basic and diluted net income (loss) per share:

	Three Months Ended		Six Months Ended
	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Basic net income (loss) per share:
Net income (loss)	$(9,559)	$7,842	$(16,727)	$(14,367)
Less: Income attributable to non-vested shares	—	(158)	—	—
Less: Income attributable to preferred stock	—	(1,199)	—	—
Net income (loss) available to common stockholders	$(9,559)	$6,485	$(16,727)	$(14,367)
Weighted average common shares outstanding	49,917,296	50,916,758	49,870,718	50,868,929
Basic net income (loss) per share	$(0.19)	$0.13	$(0.34)	$(0.28)
Diluted net income (loss) per share:
Net income (loss)	$(9,559)	$7,842	$(16,727)	$(14,367)
Shares used in computing basic net income (loss) per share	49,917,296	50,916,758	49,870,718	50,868,929
Dilutive effect of preferred stock and non-vested shares	—	9,415,059	—	—
Shares used in computing diluted net income (loss) per share	49,917,296	60,331,817	49,870,718	50,868,929
Diluted net income (loss) per share	$(0.19)	$0.13	$(0.34)	$(0.28)
Shares excluded from diluted net income (loss) per share computations (1)	11,010,535	—	11,010,535	10,652,278

(1)Shares issuable upon conversion of preferred stock and non-vested shares were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive.
14. Other Expense (Income), net
Other expense (income), net for the three and six months ended July 4, 2021, included losses on disposal of assets of $0.7 million and $0.9 million, respectively.
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
15. Subsequent Events
On August 10, 2021, the Company's Board of Directors approved an extension of the Company's Repurchase Program, which was set to expire on August 2, 2021 with approximately $11.0 million of its original $25 million in capacity remaining. The authorization will expire on August 2, 2023, unless terminated earlier by the Board of Directors. Purchases under the Repurchase Program may be made from time to time in open market transactions at prevailing market prices or in privately negotiated transactions (including, without limitation, the use of Rule 10b5-1 plans) in compliance with applicable federal securities laws, including Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The Company has no obligation to repurchase stock under the Repurchase Program, and the timing, actual number and value of shares purchased will depend on the Company's stock price, trading volume, general market and economic conditions, and other factors.
Effective August 12, 2021, the Board declared a $25.0 million special cash dividend amounting to $0.41 per share on all issued and outstanding shares of common stock, including common stock issuable on the conversion of our Series B Convertible Preferred Stock. The special cash dividend will be paid on October 5, 2021 to stockholders of record as of the close of business on August 25, 2021. The Company's preliminarily assessment is that the special cash dividend will be treated as a tax-free return of capital causing a reduction in a holder’s adjusted tax basis in Carrols Restaurant Group, Inc. common stock. If a holder’s basis is reduced to zero, any remaining portion of the special cash dividend would be taxed as capital gains. Final determination of the tax treatment will be based on Form 1099s that will be sent to holders in 2022. Holders should consult with their tax advisors to determine tax treatment of the special cash dividend.

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
Results from Operations—an analysis of our results of operations for the three and six months ended July 4, 2021 compared to the three and six months ended June 28, 2020 including a review of material items and known trends and uncertainties.
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
Company Overview
Carrols Restaurant Group, Inc. and its consolidated subsidiaries (collectively, "Carrols Restaurant Group", the "Company", “we”, “our” or “us”) is one of the largest restaurant companies in the United States and has been operating restaurants for more than 60 years. We are the largest Burger King franchisee in the United States, based on number of restaurants. As of July 4, 2021 we operated, as franchisee, a total of 1,092 restaurants in 23 states under the trade names of Burger King and Popeyes. This included 1,027 Burger King restaurants in 23 Northeastern, Midwestern, Southcentral and Southeastern states and 65 Popeyes restaurants in seven Southeastern states.
Any reference to “BKC” refers to Burger King Corporation and its indirect parent company, Restaurant Brands International Inc. (“RBI”). Any reference to “PLK” refers to Popeyes Louisiana Kitchen, Inc. and its indirect parent company, RBI.
The following is an overview of the key financial measures discussed in our results of operations:
•Restaurant sales consists of food and beverage sales at our restaurants, net of sales discounts and excluding sales tax collected. Restaurant sales are influenced by changes in comparable restaurant sales, menu price increases, new restaurant development, acquisitions of restaurants and closures of restaurants. Comparable restaurant sales reflect the change in year-over-year sales for a comparable restaurant base. Restaurants we acquire are included in comparable restaurant sales after they have been owned for 12 months, newly developed restaurants are included in comparable restaurant sales after they have been open for 15 months, and remodeled restaurants are excluded for the period they are closed for remodel. Restaurants are excluded from comparable restaurant sales during extended periods of closure, which primarily occur due to restaurant remodeling activity. For comparative purposes, where applicable, the calculation of the changes in comparable restaurant sales is based either on a 53-week or 52-week year and compares against the respective 52-week prior period.
•Food, beverage, and packaging costs consists of food, beverage and packaging costs and delivery commissions, less purchase discounts and vendor rebates. Food, beverage, and packaging costs are generally influenced by changes in commodity costs, the mix of items sold, the level of promotional discounting, the effectiveness of our restaurant-level controls to manage food and paper costs, and the relative contribution of delivery sales.
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
•EBITDA, Adjusted EBITDA, Adjusted Restaurant-Level EBITDA and Adjusted Net Income (Loss) are non-GAAP financial measures. EBITDA represents net income (loss) before income taxes, interest expense, and depreciation and amortization. Adjusted EBITDA represents EBITDA adjusted to exclude impairment and other lease charges, acquisition costs, stock-based compensation expense, abandoned development costs, restaurant pre-opening costs, non-recurring litigation and other professional expenses, loss on extinguishment of debt and other income and expense. Adjusted Restaurant-Level EBITDA represents income (loss) from operations as adjusted to exclude general and administrative expenses, depreciation and amortization, impairment and other lease charges, pre-opening costs and other income and expense. Adjusted Net Income (Loss) represents net income (loss) as adjusted, net of tax, to exclude impairment and other lease charges, acquisition costs, abandoned development costs, pre-opening costs, non-recurring litigation and other professional expenses, other income and expense and loss on extinguishment of debt.
We are presenting Adjusted EBITDA, Adjusted Restaurant-Level EBITDA and Adjusted Net Income (Loss) because we believe that they provide a more meaningful comparison than EBITDA and net income (loss) of our core business operating results, as well as with those of other similar companies. Additionally, we present Adjusted Restaurant-Level EBITDA because it excludes restaurant pre-opening costs, other income and expense, and the impact of general and administrative expenses such as salaries and expenses associated with corporate and administrative functions that support the development and operations of our restaurants, legal, auditing and other professional fees. Although these costs are not directly related to restaurant-level operations, these costs are necessary for the profitability of our restaurants. Management believes that Adjusted EBITDA, Adjusted Restaurant-Level EBITDA and Adjusted Net Income (Loss), when viewed with the Company's results of operations in accordance with U.S. GAAP and the accompanying reconciliations on page 41, provide useful information about operating performance and period-over-period growth, and provide additional information that is useful for evaluating the operating performance of our core business without regard to potential distortions. Additionally, management believes that Adjusted EBITDA and Adjusted Restaurant-Level EBITDA permit investors to gain an understanding of the factors and trends affecting our ongoing cash earnings, from which capital investments are made and debt is serviced.

However, EBITDA, Adjusted EBITDA, Adjusted Restaurant-Level EBITDA and Adjusted Net Income (Loss) are not measures of financial performance or liquidity under U.S. GAAP and, accordingly, should not be considered as alternatives to net income, income from operations or cash flow from operating activities as indicators of operating performance or liquidity. Also, these measures may not be comparable to similarly titled captions of other companies. For the reconciliation between Net Income (Loss) to EBITDA, Adjusted EBITDA and Adjusted Net Income (Loss) and the reconciliation of income from operations to Adjusted Restaurant-Level EBITDA, see page 41.
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
•Interest expense consists of interest expense associated with our term B and term B-1 loans under our Senior Credit Facilities, 5.875% Senior Notes Due 2029 (the "Notes"), revolving credit borrowings under our Senior Credit Facilities, finance lease liabilities, amortization of deferred financing costs, and amortization of original issue discounts.

Recent and Future Events Affecting our Results of Operations
Burger King Restaurant Acquisitions
From the beginning of 2020 through July 4, 2021, we acquired 19 restaurants from other franchisees in the following transactions ($ in thousands):

Closing Date	Number of Restaurants	Purchase Price	Fee-Owned (1)	Market Location
June 17, 2021	14	$27,603	12	Fort Wayne, Indiana
June 23, 2021	5	3,216	1	Battle Creek, Michigan
	19	$30,819	13
(1) The 2021 acquisitions included the purchase of 13 fee-owned restaurants, of which 12 are expected to be sold in sale-leaseback transactions during 2021 for net proceeds of $20.1 million although there is no assurance that we can complete such transactions during 2021 or at all.
The unaudited pro forma impact on the results of operations for the 2021 acquisitions is included below. The unaudited pro forma results of operations are not necessarily indicative of the results that would have occurred had the acquisitions been consummated at the beginning of the periods presented, nor are they necessarily indicative of any future consolidated operating results. This unaudited pro forma financial information does not give effect to any anticipated synergies, operating efficiencies or cost savings or any transaction costs related to the 2021 acquired restaurants. The following table summarizes certain unaudited pro forma financial information related to our operating results for the three and six months ended July 4, 2021:

	Three Months Ended		Six Months Ended
	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Total revenue	$430,017	$374,489	$826,024	$730,929
Income (Loss) from operations	$6,807	$14,933	$4,324	$(6,696)
Adjusted EBITDA	$29,933	$38,648	$50,419	$43,038
Impact of the COVID-19 Pandemic
In response to the impact that the COVID-19 pandemic has had on our business operations and the continuing uncertainty in the economy in general, we have taken steps to adapt our business and strengthen and preserve our liquidity, including the following:
•In March 2020, we closed the dining rooms in all our restaurants and modified operating hours in line with local ordinances and day-part sales trends. These closures were in effect through most of the second quarter of 2020, with each restaurant operating according to their respective local governmental guidelines as well as safety procedures developed by BKC and PLK. We have re-opened our dining rooms as individual states and local governments have rolled back restrictions. By the end of the second quarter of 2021, most of our dining rooms have reopened. During the second quarter of 2021, we saw a modest shift in guests returning to dining rooms, with take-out and dine-in representing approximately 14% of net sales in June of 2021 as compared with 10% in December of 2020 and 30% for all of 2019.
•We launched delivery services in March of 2020 at approximately 800 of our restaurants. Since then, we have added additional third-party delivery partners as they became available as well as expanded the number of restaurants where delivery service is offered as new locations were covered by our delivery partners. For the second quarter of 2021, delivery comprised approximately 4.7% of total restaurant sales.
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
•As allowed under the Coronavirus Aid, Relief and Economic Security Act, as amended (the "CARES Act"), we deferred payment of the employer portion of Social Security taxes through the end of 2020. The amount of the cumulative deferral at the end of 2020 was approximately $21.6 million, of which 50% is payable on each of December 31, 2021 and December 31, 2022 which remains unpaid as of July 4, 2021, with $10.8 million included in accrued payroll, related taxes and benefits and $10.8 million included in other liabilities, long-term in the accompanying condensed consolidated balance sheets.
•We negotiated with our landlords other than BKC to secure $5.8 million in deferral or abatement of 2020 cash rent obligations, of which $4.8 million was or is expected to be repaid over various periods which began in the third quarter of 2020. We have repaid $3.6 million related to these deferrals through the second quarter of 2021.
•During the second quarter of 2020, we optimized payment terms with our key vendors and suppliers and utilized deferral opportunities with our utility vendors. These reverted to normal payment terms in July of 2020. During the course of the pandemic, we have experienced a number of minor and/or temporary supply chain issues which we continue to monitor as the communities we operate in reopen.
Throughout the course of the evolving pandemic, we have been adapting our business in order to continue operating safely. Although the COVID-19 pandemic has negatively impacted customer traffic, the immediate actions taken to continue drive-thru and carry-out business operations and secure additional liquidity minimized the financial impact on the Company's results of operations, financial condition and cash flows.
While significant uncertainty remains as to when or the manner in which the circumstances surrounding the COVID-19 pandemic will change, we believe our business model and world-class brands are ideally positioned to serve value and convenience-seeking customers as the communities we operate in are reopening and customers are returning to pre-pandemic behaviors and activities. We saw the results of these efforts in 2020 which have continued into 2021. In the second quarter of 2021, our Burger King restaurant sales were 7.8% higher than restaurant sales in the comparable period of 2019.
Area Development and Remodeling Agreement
The Company, Carrols Corporation, Carrols LLC, and BKC entered into an Area Development Agreement (the "ADA") which commenced on April 30, 2019 and was set to end on September 30, 2024 and which superseded the Operating Agreement dated as of May 30, 2012, as amended, between Carrols LLC and BKC. The ADA was amended and restated by all parties on January 4, 2021 (the "Amended ADA"). Pursuant to the ADA and for a cost of $3.0 million, BKC had assigned to Carrols LLC the right of first refusal on the sale of franchisee-operated restaurants in 16 states and a limited number of counties in four additional states ("ADA ROFR"). The ADA ROFR was terminated in connection with the Amended ADA.
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

In connection with an acquisition of restaurants in 2019 we assumed a development agreement for Popeyes, which included an assignment by PLK of its right of first refusal under its franchise agreements with its franchisees for acquisitions in two southern states, as well as a development commitment to open, build and operate approximately 80 new Popeyes restaurants over six years. This development agreement with PLK was terminated on March 17, 2021, with certain covenants applicable to us surviving the termination. PLK reserved the right to charge us a $0.6 million fee if the parties to the termination agreement are not able to come to a mutually agreeable solution with respect to such fee within a six-month period.
Capital Expenditures
We estimate our capital expenditures in 2021 will be approximately $60 million, net of estimated sale-leaseback activity. We incurred $26.0 million of capital expenditures in the first six months of 2021, net of sale-leaseback proceeds, properties purchased for sale-leaseback, and insurance proceeds and excluding acquisitions.
We opened two Burger King restaurants in the first six months of 2021. In all of 2021, we expect to complete development of seven new Burger King restaurants one new Popeye's restaurant and to remodel 16 Burger King restaurants and seven Popeyes restaurants.
Issuance of Notes and Amendments to our Senior Credit Facilities
On April 30, 2019, we entered into a senior secured credit facility which provided for senior secured credit facilities in an aggregate principal amount of $550.0 million (as amended, the "Senior Credit Facilities"), consisting of (i) a term loan B facility in an aggregate principal amount of $425.0 million (the “Term Loan B Facility”), the entire amount of which was borrowed by us on April 30, 2019 and (ii) a revolving credit facility (including a sub-facility of $35.0 million for standby letters of credit) in an aggregate principal amount of $125.0 million (the "Revolving Credit Facility"). Prior to the entry into the amendments described below, borrowings under the Term Loan B Facility and the Revolving Credit Facility bore interest at a rate per annum, at our option, of (i) the Alternate Base Rate (such definition and all other definitions used herein and otherwise not defined herein shall have the meanings set forth in the Senior Credit Facilities) plus the applicable margin of 2.25% or (ii) the LIBOR Rate plus a margin of 3.25% (as defined in the Senior Credit Facilities). The Term Loan B Facility matures on April 30, 2026 and the Revolving Credit Facility originally matured on April 30, 2024.
On December 13, 2019, we entered into the First Amendment to our Senior Credit Facilities (the "First Amendment") which amended a financial covenant under the Senior Credit Facilities applicable solely with respect to the Revolving Credit Facility that previously required the Company to maintain quarterly a Total Net Leverage Ratio of not greater than 4.75 to 1.00 (measured on a most recent four quarter basis), to now require that the Company maintain only a First Lien Leverage Ratio of not greater than 5.75 to 1.00 (as measured on a most recent four quarter basis) if, and only if, on the last day of any fiscal quarter (beginning with the fiscal quarter ended December 29, 2019), the sum of the aggregate principal amount of outstanding revolving credit borrowings under the Revolving Credit Facility and the aggregate face amount of letters of credit issued under the Revolving Credit Facility (excluding undrawn letters of credit in an aggregate face amount up to $12.0 million) exceeds 35% of the aggregate amount of the maximum revolving credit borrowings under the Revolving Credit Facility. The First Amendment also reduced the aggregate maximum revolving credit borrowings under the Revolving Credit Facility by $10.0 million to a total of $115.0 million.
On March 25, 2020, we entered into the Second Amendment to our Senior Credit Facilities (the "Second Amendment"). The Second Amendment, among other things, (i) increased the aggregate maximum commitments available for revolving credit borrowings (including standby letters of credit) under the Revolving Credit Facility (the "Revolving Committed Amount") by $15.4 million to a total of $130.4 million, (ii) amended the definition of Applicable Margin (such definition and all other definitions used herein and otherwise not defined herein shall be the meanings set forth in the Senior Credit Facilities), (iii) provided for a commitment fee (the "Ticking Fee") beginning on the 180th day after the Second Amendment Effective Date and for so long as the Revolving Committed Amount remained greater than $115.0 million, and (iv) provided that the Company shall use the proceeds of an Extension of Credit which results in the sum of the aggregate principal amount of outstanding Revolving Loans plus the aggregate amount of LOC Obligations equaling an amount in excess of $115.0 million solely for ongoing operations of the Company and its subsidiaries and shall not be held as cash on the balance sheet. The terms outlined as (ii), (iii) and (iv) were modified in the Sixth Amendment described below.

On April 8, 2020, we entered into the Third Amendment to our Senior Credit Facilities which increased the aggregate maximum commitments available for revolving credit borrowings (including standby letters of credit) under the Revolving Credit Facility by $15.4 million to a total of $145.8 million.
On April 16, 2020, we entered into the Fourth Amendment to our Senior Credit Facilities (the "Fourth Amendment"). The Fourth Amendment permits us to incur and, if necessary, repay indebtedness incurred pursuant to the Paycheck Protection Program (the "PPP") under the CARES Act. Subsequent to the Fourth Amendment, we withdrew our application for relief under the PPP and returned the funds upon receipt.
On June 23, 2020 (the "Fifth Amendment Effective Date"), we entered into the Fifth Amendment to our Senior Credit Facilities (the "Fifth Amendment"). The Fifth Amendment increased the Term Loan (as defined in the Senior Credit Facilities) borrowings in the aggregate principal amount of $75 million of Incremental Term B-1 Loans (as defined in the Senior Credit Facilities). The Incremental Term B-1 Loans constituted a new tranche of Term Loans ranking pari passu in right of payment and security with the Initial Term Loans (as defined in the Senior Credit Facilities) for all purposes under the Senior Credit Facilities. The Incremental Term B-1 Loans had the same terms as outstanding borrowings under the Company's existing Term Loan B facility pursuant to and in accordance with the Senior Credit Facilities, provided that (i) borrowings under the Incremental Term B-1 Loans bore interest at a rate per annum, at our option, of (a) the Alternate Base Rate (as defined in the Senior Credit Facilities) plus the applicable margin of 5.25% or (b) the LIBOR Rate (as defined in the Senior Credit Facilities) (which shall not be less than 1% for Incremental Term B-1 Loans) plus the applicable margin of 6.25% and (ii) certain prepayments of the Incremental Term B-1 Loans by us prior to the first anniversary of the Fifth Amendment Effective Date would be subject to a premium to the Administrative Agent (as defined in the Senior Credit Facilities), for the ratable account of each applicable Term Loan Lender (as defined in the Senior Credit Facilities) holding Incremental Term B-1 Loans on the date of such prepayment equal to the Applicable Make-Whole Amount (as defined in the Senior Credit Facilities) with respect to the principal amount of the Incremental Term B-1 Loans so prepaid. The principal amount of the Incremental Term B-1 Loans amortized in an aggregate annual amount equal to 1% of the original principal amount of the Incremental Term B-1 Loans and were repayable in consecutive quarterly installments on the last day of our fiscal quarters beginning on the third fiscal quarter of 2020 with the remaining outstanding principal amount of the Incremental Term B-1 Loan and all accrued but unpaid interest and other amounts payable with respect to the Incremental Term B-1 Loan would have been due on April 30, 2026 which is the Term Loan Maturity Date (as defined in the Senior Credit Facilities). The Term B-1 Loans were repaid in full on June 28, 2021.
On April 6, 2021, we entered into the Sixth Amendment to our Senior Credit Facilities (the "Sixth Amendment"). The Sixth Amendment increased the aggregate maximum commitments available for revolving credit borrowings (including standby letters of credit) under our Revolving Credit Facility by $29.2 million to a total of $175.0 million. The Sixth Amendment also amended the definitions in the Senior Credit Facilities of (i) Applicable Margin, to provide that the Applicable Margin for borrowings under the Revolving Credit Facility (including Letter of Credit Fees) shall be at a rate per annum equal to 3.25% for LIBOR Rate Loans and 2.25% for Alternate Base Rate Loans, and (ii) Revolving Maturity Date, to provide that the Revolving Maturity Date is extended to January 29, 2026. In addition, the Sixth Amendment amended the Senior Credit Facilities to remove our obligation to (i) pay a Ticking Fee pursuant to the Ticking Fee Rate and (ii) use the proceeds of an Extension of Credit which results in the sum of the aggregate principal amount of outstanding Revolving Loans plus the aggregate amount of LOC Obligations equaling an amount in excess of $115.0 million solely for our ongoing operations and not to hold as cash on the balance sheet.
On June 28, 2021, we entered into the Seventh Amendment to our Senior Credit Facilities (the "Seventh Amendment"). The Seventh Amendment revised (a) the initial amount for calculating the Available Amount (as defined in the Senior Credit Facilities) from $27.0 million to $50.0 million which is utilized, among other items, in determining the amount of Restricted Payments (as defined in the Senior Credit Facilities) and Permitted Investments (as defined in the Senior Credit Facilities), (b) the calculation of the Company's ability to incur an Incremental Term Loan (as defined in the Senior Credit Facilities) or an increase to the Revolving Committed Amount from $135.0 million to $180.0 million, and (c) the general basket for Restricted Payments, Permitted Investments and Restricted Junior Debt Payment (as defined in the Senior Credit Facilities) from an aggregate amount not to exceed the greater of (i) $27.0 million and (ii) 20% of Consolidated EBITDA (as defined in the Senior Credit Facilities) as of the most recently completed Reference Period (as defined in the Senior Credit

Facilities) to (i) $50.0 million and (ii) 40% of Consolidated EBITDA as of the most recently completed Reference Period. In addition, the Seventh Amendment revises the Total Net Leverage Ratio required for the Company to make Restricted Payments or prepay Junior Debt (as defined in the Senior Credit Facilities) with unutilized Available Amount from 3.00 to 1.00 to 4.00 to 1.00. The Seventh Amendment also provided for affiliates of the Company to acquire up to 20% of the outstanding term loans pursuant to certain transactions.
On June 28, 2021, we issued $300.0 million principal amount of the Notes in a private placement. The proceeds of the offering, together with $46.0 million of revolving credit borrowings under our Senior Credit Facilities, were used to (i) repay $74.4 million of outstanding term B-1 loans and $243.6 million of outstanding term B loans under our Senior Credit Facilities (which included scheduled principal payments), (ii) to pay fees and expenses related to the offering of the Notes and the Seventh Amendment and (iii) for working capital and general corporate purposes, including for possible future repurchases of our common stock and/or a dividend payment and/or payments on our common stock.
Carrols Restaurant Group and certain of its subsidiaries (the "Guarantors") entered into the Indenture (the "Indenture") dated as of June 28, 2021 with the Bank of New York Mellon Trust Company governing the Notes. The Indenture provides that the Notes will mature on July 1, 2029 and will bear interest at the rate of 5.875% per annum, payable semi-annually on July 1 and January 1 of each year, beginning on January 1, 2022. The entire principal amount of the Notes will be due and payable in full on the maturity date. The Indenture further provides that we (i) may redeem some or all of the Notes at any time after July 1, 2024 at the redemption prices described therein, (ii) may redeem up to 40% of the Notes using the proceeds of certain equity offerings completed before July 1, 2024 and (iii) must offer to purchase the Notes if it sells certain of its assets or if specific kinds of changes in control occur, all as set forth in the Indenture. The Notes are senior unsecured obligations of Carrols Restaurant Group and are guaranteed on an unsecured basis by the Guarantors. The Indenture contains certain covenants that limit the ability of Carrols Restaurant Group and the Guarantors to, among other things: incur indebtedness or issue preferred stock; incur liens; pay dividends or make distributions in respect of capital stock or make certain other restricted payments or investments; sell assets; agree to payment restrictions affecting Restricted Subsidiaries (as defined in the Indenture); enter into transaction with affiliates; or merge, consolidate or sell substantially all of the assets. Such restrictions are subject to certain exceptions and qualifications all as set forth in the Indenture.
As of July 4, 2021, there were $46.0 million revolving credit borrowings outstanding and $9.0 million of letters of credit were issued under our Revolving Credit Facility. After reserving for issued letters of credit, $120.0 million was available for revolving credit borrowings under our Senior Credit Facilities at July 4, 2021.
Interest Rate Swap Agreement
We entered into a five-year interest rate swap agreement commencing March 3, 2020 and ending February 28, 2025 with a notional amount of $220.0 million to swap variable rate interest payments (one-month LIBOR plus the applicable margin) under our Senior Credit Facilities for fixed interest payments bearing an interest rate of 0.915% plus the applicable margin in our Senior Credit Facilities.
Stock Repurchase Program
On August 2, 2019, our Board of Directors approved a stock repurchase plan (the "Repurchase Program") under which we may repurchase up to $25 million of our outstanding common stock. The authorization became effective August 2, 2019, and on August 10, 2021, was extended through August 2, 2023. Purchases under the Repurchase Program may be made from time to time in open market transactions at prevailing market prices or in privately negotiated transactions (including, without limitation, the use of Rule 10b5-1 plans) in compliance with applicable federal securities laws, including Rule 10b-18 under the Securities Exchange Act of 1934, as amended.
During the year ended January 3, 2021, we repurchased in open market transactions 1,534,304 shares at an average share price of $6.52 for a total cost of $10.0 million under the Repurchase Program, all during the fourth quarter of 2020. We did not repurchase any shares in the six months ended July 4, 2021.
As of July 4, 2021, $11.0 million was available to repurchase shares under the Repurchase Program. We have no obligation to repurchase additional shares of stock under the Repurchase Program, and the timing, actual number and value of shares purchased will depend on our stock price, trading volume, general market and economic conditions and other factors.

Special Cash Dividend
Effective August 12, 2021, the Board declared a $25.0 million special cash dividend amounting to $0.41 per share on all issued and outstanding shares of common stock, including common stock issuable on the conversion of our Series B Convertible Preferred Stock. The special cash dividend will be paid on October 5, 2021 to stockholders of record as of the close of business on August 25, 2021. Our preliminarily assessment is that the special cash dividend will be treated as a tax-free return of capital causing a reduction in holder’s adjusted tax basis in Carrols Restaurant Group, Inc. common stock. If a holder’s basis is reduced to zero, any remaining portion of the special cash dividend would be taxed as capital gains. Final determination of the tax treatment will be based on Form 1099s that will be sent to holders in 2022. Holders should consult with their tax advisors to determine tax treatment of the special cash dividend.
Future Restaurant Closures
We evaluate the performance of our restaurants on an ongoing basis including an assessment of the current and future operating results of each restaurant in relation to its cash flow and future occupancy costs, and with regard to franchise agreement renewals, the cost of required capital improvements. We may elect to close restaurants based on these evaluations.
In 2020, excluding one restaurant relocated within its trade area, we closed 33 Burger King restaurants which included fourteen Burger King restaurants permanently closed in the first six months of 2020. In the first six months of 2021, we permanently closed three Burger King restaurants. We currently anticipate less than five restaurant closures in 2021, outside of any restaurants being relocated within their trade area at the end of their respective lease term.
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
Effect of Minimum Wage Increases
Certain of the states and municipalities in which we operate have increased their minimum wage rates for 2021 and in many cases have also approved additional increases for future periods. Most notably, New York State increased the minimum wage applicable to our business to $14.50 an hour on January 1, 2021 and then to 15.00 an hour on July 1, 2021, from $13.75 an hour in 2020 and $12.75 per hour in 2019. New York State has an Urban Youth Credit through 2022 for which we have been receiving approximately $500,000 per year since 2016. We had 125 restaurants in New York State at July 4, 2021. As of such date, we also had one restaurant in Massachusetts that has annual minimum wage increases reaching $15.00 per hour in 2023, 10 restaurants in New Jersey that have annual minimum wage increases reaching $15.00 per hour in 2024, and 45 total restaurants in Illinois and Maryland that have annual minimum wage increases reaching $15.00 per hour in 2025.
We typically attempt to offset the effects of wage inflation, at least in part, through periodic menu price increases. However, no assurance can be given that we will be able to offset these wage increases in the future. Additionally, in the current labor market we have seen pressure on wage rates irrespective of the statutory minimums as the re-opening of the economy increased demand for labor at all levels of the workforce.

Results of Operations
Three Months Ended July 4, 2021 Compared to Three Months Ended June 28, 2020
The following table highlights the key components of sales and the number of restaurants in operation for our second quarter ended July 4, 2021 as compared to the second quarter ended June 28, 2020 (inclusive of restaurants that were temporarily closed due to COVID-19 during the period):

	Three Months Ended
	July 4, 2021	June 28, 2020
Restaurant Sales	424,541	368,418
Burger King	402,659	345,649
Popeyes	21,882	22,769

Change in Comparable Restaurant Sales % (a)	11.5%	(5.6)%
Change in Comparable Burger King Restaurant Sales (a)	12.6%	(6.4)%
Change in Comparable Popeyes Restaurant Sales (a)	(5.3)%	17.1

Burger King Restaurants operating at beginning of period:	1,010	1,028
New restaurants opened, including relocations	—	3
Restaurants acquired	19	—
Restaurants closed, including relocations	(2)	(4)
Burger King Restaurants at end of period	1,027	1,027
Average number of operating Burger King restaurants	1,008.9	993.0

Popeyes Restaurants operating at beginning and end of period:	65	65
Average number of operating Popeyes restaurants	65.0	63.7
a.Restaurants we acquire are included in comparable restaurant sales after they have been operated by us for 12 months. Sales from restaurants that we develop are included in comparable restaurant sales after they have been open for 15 months. The calculation of changes in comparable restaurant sales is based on the comparable 13-week period of the prior year, looking back 52 weeks.
Restaurant Sales. Total restaurant sales in the second quarter of 2021 increased $56.1 million to $424.5 million from the second quarter of 2020. Our comparable restaurant sales increased 11.5% compared to the second quarter of 2020 which reflected an increase in customer traffic of 11.9% and a decrease in average check of 0.3%. The change in average check included a 2.3% effective price increase compared to the second quarter of 2020. The increase in customer traffic realized during the second quarter of 2021 reflected the restoration of sales lost in the early weeks of the COVID-19 pandemic in 2020. Promotional sales discounts in the second quarter of 2021 were 19.8% of restaurant sales at our Burger King restaurants compared to 20.8% in the second quarter of 2020. Restaurant sales were also impacted by the inclusion of sales in 2021 from 46 restaurants that were temporarily closed due to the pandemic for most of the second quarter of 2020 and the 22 restaurants closed since the end of the second quarter of 2020.

Operating Costs and Expenses (percentages stated as a percentage of total revenue). The following table sets forth, for the three months ended July 4, 2021 and June 28, 2020, selected operating results as a percentage of total revenue:

	Three Months Ended
	July 4, 2021	June 28, 2020
Costs and expenses (all restaurants):
Food, beverage and packaging costs	29.8%	28.4%
Restaurant wages and related expenses	32.4%	30.4%
Restaurant rent expense	7.2%	7.9%
Other restaurant operating expenses	15.3%	14.7%
Advertising expense	4.0%	3.9%
General and administrative	4.9%	5.0%
Food, beverage and packaging costs increased to 29.8% of restaurant sales in the second quarter of 2021 from 28.4% of restaurant sales in the second quarter of 2020. This increase reflected increased commodity pricing at our Burger King restaurants (1.5%) and increased delivery sales (0.3%). These cost pressures were offset in part by the impact of menu price increases taken at our Burger King restaurants since the end of the second quarter of 2020 (0.9%) and lower levels of promotional discounting in the quarter at our Burger King restaurants (0.3%).
Restaurant wages and related expenses increased to 32.4% of restaurant sales in the second quarter of 2021 from 30.4%. In the second quarter of 2020, we benefited from labor adjustments we made at the onset of the COVID-19 pandemic to restrict overtime and reduce staffing levels. Specifically, in the second quarter of 2020, we had reduced our labor requirements and hours based on operating day part sales trends and in response to dining room closures. As the economy has reopened, our restaurants have restored operating hours and staffing levels to the extent to support more normal operations.
We have seen pressure on wage rates in the current labor market irrespective of statutory minimums as the re-opening of the economy increased demand for labor at all levels of the workforce. The impact of hourly labor rate increases in the second quarter of 2021, inclusive of minimum wage increases, was 11.9% when compared to the prior year period.
Restaurant rent expense increased $1.6 million, but decreased as a percentage of restaurant sales to 7.2% in the second quarter of 2021 from 7.9% in the second quarter of 2020 due primarily to the impact of higher sales on fixed rent expense.
Other restaurant operating expenses increased as a percentage of restaurant sales to 15.3% in the second quarter of 2021 from 14.7% of restaurant sales in the second quarter of 2020. The second quarter of 2020 reflected cost savings realized from the constrained pandemic operating environment. As our dining rooms have reopened and restaurants have resumed pre-pandemic operations, we saw higher spending on repair and maintenance (0.2%), security costs (0.2%, including investments in smart safe technology), and equipment rental (0.1%).
Advertising expense was 4.0% of restaurant sales in the second quarter of 2021 and 3.9% in the second quarter of 2020.
Adjusted Restaurant-Level EBITDA. As a result of the factors discussed above, Adjusted Restaurant-Level EBITDA decreased $6.3 million, or 11.6%, to $47.9 million in the second quarter of 2021 compared to $54.1 million in the second quarter of 2020. As a percentage of total restaurant sales, Adjusted Restaurant-Level EBITDA decreased to 11.3% in the second quarter of 2021 from 14.7% in the second quarter of 2020. For a reconciliation between Adjusted Restaurant-Level EBITDA and loss from operations see page 41.
General and Administrative Expenses. General and administrative expenses increased $2.1 million in the second quarter of 2021 to $20.7 million, and decreased as a percentage of total restaurant sales to 4.9% in the second quarter of 2021 from 5.0% in the second quarter of 2020. The $2.1 million increase was due to lapping against short-term salary and travel reductions in effect for the second quarter of 2020 ($2.0 million).

Adjusted EBITDA. As a result of the factors above, Adjusted EBITDA decreased to $29.3 million in the second quarter of 2021 from $38.0 million in the second quarter of 2020. As a percentage of total restaurant sales, Adjusted EBITDA decreased to 6.9% in the second quarter of 2021 from 10.3% in the second quarter of 2020. For a reconciliation between net loss and EBITDA and Adjusted EBITDA see page 41.
Depreciation and Amortization Expense. Depreciation and amortization expense increased $0.1 million to $20.4 million in the second quarter of 2021 from $20.3 million in the second quarter of 2020.
Impairment and Other Lease Charges. Impairment and other lease charges were $0.1 million due primarily to assets at a restaurant location closed during the quarter. During the second quarter of 2020, impairment and other lease charges were $2.9 million, consisting of $2.6 million of initial impairment charges for six underperforming restaurants, capital expenditures of $0.1 million at underperforming restaurants, and $0.2 million of other lease charges
Other Expense (Income), net. Other expense, net in the second quarter of 2021 was $0.7 million which consisted of a loss on disposal of assets of $0.7 million. Other income, net for the three months ended June 28, 2020 included a loss on disposal of assets of $0.1 million, loss on sale-leaseback transactions of $0.8 million and a gain on insurance recoveries from property damage at our restaurants of $1.3 million.
Loss on Extinguishment of Debt. We recognized a loss on extinguishment of debt of $8.5 million during the second quarter of 2021 in connection with the early extinguishment of our term B-1 loans and partial extinguishment of our term B loans under our Senior Credit Facilities. The loss consisted of a proportional write-off of unamortized debt issuance costs and unamortized original issuance discount.
Interest Expense. Interest expense increased to $6.9 million in the second quarter of 2021 from $6.4 million in the second quarter of 2020. Our weighted average interest rate for borrowings under the Senior Credit Facilities increased to 4.4% in the second quarter of 2021 from 4.3% in the second quarter of 2020, as our higher interest rate term B-1 loan under our Senior Credit Facilities was outstanding for most of the second quarter of 2021 and incurred at the end of the prior year second quarter.
Provision (Benefit) for Income Taxes. For the three months ended July 4, 2021, the benefit for income taxes was derived using an estimated effective annual income tax rate for all of 2021 of 11.0%. The difference compared to the statutory rate for 2021 is attributable to various permanent non-deductible expenses which are not directly related to the amount of pre-tax loss recorded in a period.
During the second quarter of 2021, we also recorded an increase to the valuation allowance on our deferred income tax assets of $2.6 million due to an increase in our projected tax loss for the year as a result of the loss on debt extinguishment recorded in the second quarter. There were no other discrete tax adjustments in the second quarter of 2021.
For the three months ended June 28, 2020, the provision for income taxes was derived using an estimated effective annual income tax rate for all of 2020 of 36.7%. During the second quarter of 2020, a benefit of $1.8 million was recognized to reduce the valuation allowance which had been recorded on all of our net deferred income tax assets at the end of the first quarter of 2020. There were no other discrete tax adjustments in the second quarter of 2020.
Net Income (Loss). As a result of the above, net loss for the second quarter of 2021 was $9.6 million, or $0.19 per diluted share, compared to net income in the second quarter of 2020 of $7.8 million, or $0.13 per diluted share.

Six Months Ended July 4, 2021 Compared to Six Months Ended June 28, 2020
The following table highlights the key components of sales for the six-month period ended July 4, 2021 as compared to the six-month period ended June 28, 2020:

	Six Months Ended
	July 4, 2021	June 28, 2020
Restaurant Sales	814,534	719,936
Burger King	771,147	675,286
Popeyes	43,387	44,650

Change in Comparable Restaurant Sales % (a)	12.6%	(5.6)%
Change in Comparable Burger King Restaurant Sales (a)	13.6%	(6.0)%
Change in Comparable Popeyes Restaurant Sales (a)	(2.5)%	17.1

Burger King Restaurants operating at beginning of period:	1,009	1,036
New restaurants opened, including relocations	2	6
Restaurants acquired	19	—
Restaurants closed, including relocations (b)	(3)	(15)
Burger King Restaurants at end of period	1,027	1,027
Average number of operating Burger King restaurants	1,009.0	1,011.6

Popeyes Restaurants operating at beginning and end of period:	65	65
Average number of operating Popeyes restaurants	65.0	64.2
a.Restaurants we acquire are included in comparable restaurant sales after they have been operated by us for 12 months. Sales from restaurants that we develop are included in comparable restaurant sales after they have been open for 15 months. The calculation of changes in comparable restaurant sales is based on the comparable 26-week period.
b.For the first six months of 2020, new restaurants opened includes one restaurant relocated within its market area and closed restaurants includes one restaurant closed as a result of relocation.
Restaurant Sales. Total restaurant sales in the first six months of 2021 increased 13.1% to $814.5 million from $719.9 million in the first six months of 2020. Comparable restaurant sales increased 12.6% in the first six months of 2021 due to an increase in customer traffic of 7.1% and an increase in average check of 5.2%. The effect in the first six months of 2021 from menu price increases taken since the beginning of 2020 was approximately 1.5%. Restaurant sales were also impacted by the inclusion of sales in 2021 from 46 restaurants that were temporarily closed due to the pandemic for most of the second quarter of 2020 and the 22 restaurants closed since the end of the second quarter of 2020.

Operating Costs and Expenses (percentages stated as a percentage of total revenue unless otherwise noted). The following table sets forth, for the six months ended July 4, 2021 and June 28, 2020, selected operating results as a percentage of total revenue:

	Six Months Ended
	July 4, 2021	June 28, 2020
Costs and expenses (all restaurants):
Food, beverage and packaging costs	29.5%	28.8%
Restaurant wages and related expenses	32.8%	32.8%
Restaurant rent expense	7.5%	8.1%
Other restaurant operating expenses	15.5%	15.6%
Advertising expense	4.0%	3.9%
General and administrative	5.2%	5.5%
Food, beverage and packaging costs increased to 29.5% in the first six months of 2021 from 28.8% in the first six months of 2020. This increase reflected increased commodity pricing at our Burger King restaurants (1.0%) and increased delivery sales (0.5%). These cost pressures were offset in part by the impact of menu price increases taken at our Burger King restaurants since the beginning of 2020 (0.7%) and improved operational efficiencies at our Burger King restaurants (0.2%).
Restaurant wages and related expenses was 32.8% in each of the first six months of 2021 and the first six months of 2020. The efficiencies we gained due to labor adjustments we made during the second quarter of 2020 in response to the COVID-19 environment benefited the year-over-year comparison in the first quarter, and offset the year-over-year increase we saw in the second quarter from restoring labor hours and labor rate pressures. The impact of hourly labor rate increases over the first six months of 2021, inclusive of minimum wage increases, was 8.8% when compared to the prior year period.
Restaurant rent expense decreased to 7.5% in the first six months of 2021 from 8.1% in the first six months of 2020 due to the effect of higher sales volumes on fixed rental costs.
Other restaurant operating expenses decreased to 15.5% in the first six months of 2021 from 15.6% in the first six months of 2020. The second quarter of 2020 reflected cost savings realized from the constrained pandemic operating environment. As our dining rooms have reopened and restaurants have resumed pre-pandemic operations, we saw higher spending on repair and maintenance (0.1%), security costs (0.1%, including investments in smart safe technology), and equipment rental (0.1%), which were partially offset by savings in utilities (0.2%) and operating supplies (0.1%).
Advertising expense was 4.0% in the first six months of 2021 from 3.9% in the first six months of 2020.
Adjusted Restaurant-Level EBITDA. As a result of the factors above, Adjusted Restaurant-Level EBITDA increased $10.4 million, or 13.6%, to $87.4 million in the first six months of 2021 compared to $76.9 million in the prior year period, and, as a percentage of total revenue, was 10.7% in both the first six months of 2021 and 2020. For a reconciliation between Adjusted Restaurant-Level EBITDA and income (loss) from operations see page 41.
General and Administrative Expenses. General and administrative expenses increased $2.7 million in the first six months of 2021 to $42.1 million and, as a percentage of total revenue, decreased to 5.2% from 5.5% in the prior year period. The increase in total general and administrative expenses in the first six months of 2021 was primarily due to lapping against short-term salary and travel reductions in effect for the second quarter of 2020 ($2.0 million) and higher bonus expense in 2021 ($2.5 million, including stock-based compensation), which were partially offset by a reduction in regional and corporate overhead costs from streamlining our regional management structure, improving our training process and reducing travel that impacted the first quarter's year-over-year comparison ($1.6 million).

Adjusted EBITDA. As a result of the factors above, Adjusted EBITDA increased to $49.2 million in the first six months of 2021 from $42.0 million in the first six months of 2020. For a reconciliation between net income (loss) and EBITDA and Adjusted EBITDA see page 41.
Depreciation and Amortization Expense. Depreciation and amortization expense decreased to $41.0 million in the first six months of 2021 from $41.3 million in the first six months of 2020.
Impairment and Other Lease Charges. Impairment and other lease charges were $0.5 million in the first six months of 2021, which included capital expenditures of $0.3 million at previously impaired restaurants and $0.2 million of other lease charges.
Impairment and other lease charges were $5.8 million in the first six months of 2020, which included $4.1 million of asset impairment charges at nine underperforming restaurants, $0.3 million of capital expenditures at previously impaired restaurants, and $1.4 million of other lease charges primarily due to nine restaurants closed during the first quarter of 2020.
Other Expense (Income), net. The first six months of 2021 included a loss on disposal of assets of $0.9 million.
In the first six months of 2020 other income, net included gains related to insurance recoveries from property damage at four of its restaurants of $1.6 million, net gain on ten sale-leaseback transactions of $0.6 million and a loss on disposal of assets of $0.2 million.
Loss on Extinguishment of Debt. We recognized a loss on extinguishment of debt of $8.5 million during the second quarter of 2021 in connection with the early extinguishment of our term B-1 loans and partial extinguishment of our term B loans under our Senior Credit Facilities. The loss consisted of the proportional write-off of unamortized debt issuance costs and unamortized original issuance discount.
Interest Expense. Interest expense increased to $13.7 million in the first six months of 2021 from $13.5 million in the first six months of 2020. The weighted average interest rate on borrowings under our Senior Credit Facilities decreased to 4.4% in the first six months of 2021 from 4.6% in the first six months of 2020, as the variable rates on our borrowings benefited from reduced LIBOR rates.
Provision (Benefit) for Income Taxes. The benefit for income taxes for the first six months of 2021 was derived using an estimated effective annual income tax rate for all of 2021 of 11.0%, which excludes any discrete tax adjustments. The difference compared to the statutory rate for 2021 is attributable to various permanent non-deductible expenses which are not directly related to the amount of pre-tax loss recorded in a period. There was $0.7 million of tax benefit from net discrete tax adjustments during the six months ended July 4, 2021.
During the second quarter of 2021, we also recorded an increase to the valuation allowance on our deferred income tax assets of $2.6 million due to an increase in our projected tax loss for the year as a result of the loss on debt extinguishment recorded in the second quarter of 2021.
The benefit for income taxes for the first six months of 2020 was derived using an estimated effective annual income tax rate for all of 2020 of 36.7%, which excludes any discrete tax adjustments. There were no discrete tax adjustments in the six months ended June 28, 2020. The deferred tax benefit from our pretax loss during the six months of 2020 was offset by tax expense of $0.4 million from an increase to the valuation allowance on our net deferred tax assets as of June 28, 2020.
Net Loss. As a result of the above, net loss for the first six months of 2021 was $16.7 million, or $0.34 per diluted share, compared to a net loss in first six months of 2020 of $14.4 million, or $0.28 per diluted share.

Reconciliations of net income (loss) to EBITDA, Adjusted EBITDA and Adjusted Net Income (Loss), and Income (Loss) from operations to Adjusted Restaurant-Level EBITDA for the three and six months ended July 4, 2021 and June 28, 2020 are as follows (in thousands, except for per share data):

	Three Months Ended		Six Months Ended
Reconciliation of EBITDA and Adjusted EBITDA:	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Net income (loss)	$(9,559)	$7,842	$(16,727)	$(14,367)
Provision (benefit) from income taxes	(32)	90	(2,693)	(6,888)
Interest expense	6,942	6,370	13,668	13,510
Depreciation and amortization	20,421	20,296	41,030	41,327
EBITDA	17,772	34,598	35,278	33,582
Impairment and other lease charges	144	2,941	497	5,822
Acquisition costs (1)	292	274	292	355
Stock-based compensation expense	1,614	1,109	3,083	2,241
Abandoned development costs (2)	—	869	—	1,557
Pre-opening costs (3)	—	10	29	99
Litigation and other professional expenses (4)	232	219	514	280
Loss on extinguishment of debt	8,538	—	8,538	—
Other expense (income), net (5)(6)	715	(2,003)	942	(1,947)
Adjusted EBITDA	$29,307	$38,017	$49,173	$41,989

Reconciliation of Adjusted Restaurant-Level EBITDA:
Income (loss) from operations	$5,889	$14,302	$2,786	$(7,745)
Add:
General and administrative expenses	20,698	18,581	42,067	39,368
Pre-opening costs (3)	—	10	29	99
Depreciation and amortization	20,421	20,296	41,030	41,327
Impairment and other lease charges	144	2,941	497	5,822
Other expense (income), net (5)(6)	715	(2,003)	942	(1,947)
Adjusted Restaurant-Level EBITDA	$47,867	$54,127	$87,351	$76,924

Reconciliation of Adjusted Net Loss:
Net income (loss)	$(9,559)	$7,842	$(16,727)	$(14,367)
Add:
Impairment and other lease charges	144	2,941	497	5,822
Acquisition costs (1)	292	274	292	355
Abandoned development costs (2)	—	869	—	1,557
Pre-opening costs (3)	—	10	29	99
Litigation and other professional expenses (4)	232	219	514	280
Other expense (income), net (5)(6)	715	(2,003)	942	(1,947)
Income tax effect on above adjustments (7)	(346)	(578)	(569)	(1,542)
Loss on extinguishment of debt	8,538	—	8,538	—
Adjusted Net Income (Loss)	$16	$9,574	$(6,484)	$(9,743)
Adjusted diluted net income (loss) per share (8)	$—	$0.16	$(0.13)	$(0.19)
Adjusted diluted weighted average common shares outstanding (in thousands of shares)	59,431	60,332	49,871	50,869
(1)Acquisition costs for the three and six months ended July 4, 2021 mostly include integration, travel, legal and professional fees incurred in connection with restaurant acquisitions during the second quarter in 2021, which were included in general and administrative expenses. Acquisition costs for the three and six months ended June 28, 2020 mostly include legal and professional fees incurred in connection with the acquisition of 165 Burger King and 55 Popeyes restaurants from Cambridge Franchise Holdings, LLC in 2019 which were included in general and administrative expenses.
(2)Abandoned development costs for the three and six months ended June 28, 2020 represents the write-off of capitalized costs due to the abandoned development in 2020 of previously planned new restaurant locations.
(3)Pre-opening costs for the three and six months ended July 4, 2021 and June 28, 2020 include training, labor and occupancy costs incurred during the construction of new restaurants.

(4)Litigation and other professional expenses for the three and six months ended July 4, 2021 and June 28, 2020 include costs pertaining to an ongoing lawsuit with one of the Company's former vendors, as well as other non-recurring professional service expenses.
(5)Other expense (income), net, for the three and six months ended July 4, 2021, included a loss on disposal of assets of $0.7 million and $0.9 million, respectively.
(6)Other expense (income), net, for the three months ended June 28, 2020 included gains related to insurance recoveries from property damage at four of our restaurants of $1.3 million, a net gain on three sale-leaseback transactions of $0.8 million and a loss on disposal of assets of $0.1 million. Other expense (income), net, for the six months ended June 28, 2020 included gains related to insurance recoveries from property damage at four of our restaurants of $1.6 million, net gain on ten sale-leaseback transactions of $0.6 million and a loss on disposal of assets of $0.2 million.
(7)The income tax effect related to the adjustments to Adjusted Net Income (Loss) other than loss on extinguishment of debt was calculated using an incremental income tax rate of 25% for the three and six months ended July 4, 2021 and June 28, 2020. The loss on extinguishment of debt is not adjusted for tax as its benefit was offset by a valuation allowance charge in the three and six months ended July 4, 2021.
(8)Adjusted diluted net income (loss) per share is calculated based on Adjusted net income (loss) and the dilutive weighted average common shares outstanding for the respective periods.
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
We believe our cash balances, cash generated from our operations and availability of revolving credit borrowings under our Senior Credit Facilities provide sufficient cash availability to cover our anticipated working capital needs, capital expenditures and debt service requirements for at least the next twelve months.
Operating Activities. Net cash provided by operating activities was $26.6 million in the first six months of 2021 compared to net cash provided by operating activities of $47.9 million in the first six months of 2020. The decrease was due primarily to an increase of $1.7 million in EBITDA offset by a decrease in cash provided by working capital components of $30.4 million. Working capital changes in the first six months of 2020 reflected temporary actions we took at the onset of the pandemic in order to preserve cash and increase liquidity, which did not recur in 2021, including deferring payments with suppliers and landlords and deferring employer payroll taxes.
Investing Activities. Net cash used for investing activities in the first six months of 2021 and 2020 was $56.8 million and $25.0 million, respectively. This included $30.8 million of cash paid for the acquisition of 19 restaurants in two acquisitions during the first six months of 2021. This cost included the purchase of 13 fee-owned restaurants, of which 12 are expected to be sold in sale-leaseback transactions during 2021 for net proceeds of approximately $20.1 million, although there is no assurance that we will complete such transactions during 2021 or at all.

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
The following table sets forth our capital expenditures for the periods presented (in thousands):

	Six Months Ended
	July 4, 2021	June 28, 2020
New restaurant development	$2,615	$13,952
Restaurant remodeling	6,854	7,349
Other restaurant capital expenditures	9,446	5,555
Corporate and restaurant information systems	7,560	6,288
Total capital expenditures	$26,475	$33,144
Number of new restaurant openings, including relocations	2	6
In the first six months of 2020, investing activities also included net proceeds of $18.9 million from the completion of ten sale-leaseback transaction and $1.7 million of insurance recoveries related to property damage at four of our restaurants.
Financing Activities. Net cash provided by financing activities in the first six months of 2021 was $21.4 million and included issuance of $300.0 million principal amount of the Notes, principal payments of $319.3 million of outstanding term B and B-1 loans under our Senior Credit Facilities, $46.0 million of revolving credit borrowings under our Senior Credit Facilities, and $5.0 million in financing costs paid in connection with the debt issuance and amendments to our Senior Credit Facilities. We also made principal payments on finance leases of $0.3 million.
Net cash provided by financing activities in the six months of 2020 was $20.1 million and included net proceeds from the borrowing of a term B-1 loan under our Senior Credit Facilities of $71.3 million, net repayments of $45.8 million of revolving borrowings under our Revolving Credit Facility, principal payments of $2.1 million on the Term Loan B Facility, financing costs associated with borrowing a term B-1 loan under our Senior Credit Facilities and amendments to our Senior Credit Facilities of $2.1 million and principal payments on finance leases of $1.1 million.
Senior Notes due 2029. On June 28, 2021, the Company issued $300.0 million principal amount of the Notes in a private placement as described above under "—Recent and Future Events Affecting our Results of Operations-Issuance of Notes and Amendments to our Senior Credit Facilities". The proceeds of the offering, together with $46.0 million of revolving credit borrowings under our Senior Credit Facilities, were used to (i) repay $74.4 million of outstanding term B-1 loans and $243.6 million of outstanding term B loans under our Senior Credit Facilities (which included scheduled principal payments), (ii) to pay fees and expenses related to the offering of the Notes and the Seventh Amendment and (iii) for working capital and general corporate purposes, including for possible future repurchases of its common stock and/or a dividend payment and/or payments on its common stock.
Senior Credit Facilities. As described above under "—Recent and Future Events Affecting Our Results of Operations—Issuance of Notes and Amendments to our Senior Credit Facilities", we entered into the Senior Credit Facilities and subsequent amendments to the Senior Credit Facilities. Our obligations under the Senior Credit Facilities are guaranteed by our subsidiaries and are secured by first priority liens on substantially all of our assets and our subsidiaries, including a pledge of all of the capital stock and equity interests of our subsidiaries. Under the Senior Credit Facilities, we are required to make mandatory prepayments of borrowings following dispositions of assets, debt issuances and the receipt of insurance and condemnation proceeds (all subject to certain exceptions).
At July 4, 2021, borrowings under our Senior Credit Facilities bore interest as follows:

(i) Revolving Credit Facility: at a rate per annum equal to (a) the Alternate Base Rate (as defined in the Senior Credit Facilities) plus 2.50% or (b) LIBOR Rate (as defined in the Senior Credit Facilities) plus 3.50%.
(ii) Term B loans: at a rate per annum equal to (a) the Alternate Base Rate (as defined plus 2.25% or (b) LIBOR Rate plus 3.25%.
The weighted average interest rate for borrowings on long-term debt balances were 4.4% for both the three and six months ended July 4, 2021 and 4.3% and 4.6% for the three and six months ended June 28, 2020, respectively.
The term B loans are due and payable in quarterly installments, which began on September 30, 2019. Amounts outstanding at July 4, 2021 are due and payable as follows:
(i) nineteen quarterly installments of $1.1 million;
(ii) one final payment of $153.8 million on April 30, 2026.
As of July 4, 2021, there were $46.0 million revolving credit borrowings outstanding and $9.0 million of letters of credit issued under the Revolving Credit Facility. After reserving for issued letters of credit, $120.0 million was available for revolving credit borrowings under the Senior Credit Facilities at July 4, 2021.
The Senior Credit Facilities contain certain covenants, including without limitation, those limiting our and our subsidiaries' ability to, among other things, incur indebtedness, incur liens, sell or acquire assets or businesses, change the character of its business in any material respect, engage in transactions with related parties, make certain investments, make certain restricted payments or pay dividends. In addition, the Senior Credit Facilities require us to meet a First Lien Leverage Ratio (as defined in the Senior Credit Facilities). As the $46.0 million borrowings under the Revolving Credit Facility at July 4, 2021 did not exceed 35% of the aggregate borrowing capacity, no First Lien Leverage Ratio calculation was required. The Company was in compliance with the covenants under its Senior Credit Facilities at July 4, 2021.
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
In March 2020, we entered into an interest rate swap agreement certain of our lenders under the Senior Credit Facilities to mitigate the risk of increases in the variable interest rate related to term loan borrowings under the Term Loan B Facility. The interest rate swap fixes the interest rate on $220.0 million of outstanding borrowings under the Senior Credit Facilities at 0.915% plus the applicable margin in its Senior Credit Facilities. The agreement matures on February 28, 2025 and has a notional amount of $220.0 million at July 4, 2021. The differences between the variable LIBOR rate and the interest rate swap rate of 0.915% are settled monthly. We made payments of $0.4 million and $0.9 million to settle the interest rate swap during the three and six months ended July 4, 2021, respectively. The fair value of our interest rate swap agreement was a liability of $2.5 million as of July 4, 2021 and is included in long-term other liabilities in the accompanying condensed consolidated balance sheets. Changes in the valuation of our interest rate swap were included as a component of other comprehensive income, and will be reclassified to earnings as the losses are realized. We expect to reclassify net losses totaling $1.7 million into earnings in the next twelve months.
Contractual Obligations
A table of our contractual obligations as of January 3, 2021 was included in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended January 3, 2021. There have been no significant changes to our contractual obligations during the three months ended July 4, 2021 other than as described under "—Recent and Future Events Affecting Our Results of Operations—Issuance of Notes and Amendments to our Senior Credit Facilities".

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
Forward Looking Statements
This Quarterly Report on Form 10-Q contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements that are predictive in nature or that depend upon or refer to future events or conditions are forward-looking statements. These statements are often identified by the words “may”, “might", “will”, “should”, “anticipate”, “believe”, “expect”, “intend”, “estimate”, “hope”, “plan” or similar expressions. In addition, expressions of our strategies, intentions or plans are also forward looking statements. These statements reflect management’s current views with respect to future events and are subject to risks and uncertainties, both known and unknown. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their date. There are important factors that could cause actual results to differ materially from those in forward-looking statements, many of which are beyond our control. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected or implied in the forward-looking statements. We have identified significant factors that could cause actual results to differ materially from those stated or implied in the forward-looking statements. We believe important factors that could cause actual results to differ materially from our expectations include the following, in addition to other risks and uncertainties discussed herein and in our Annual Report on Form 10-K for the period ended January 3, 2021:
•The impact of the COVID-19 pandemic;
•Effectiveness of the Burger King and Popeyes advertising programs and the overall success of the Burger King and Popeyes brands;
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
•The availability and terms of necessary or desirable financing or refinancing and other related risks and uncertainties; and
•Factors that affect the restaurant industry generally, including recalls if products become adulterated or misbranded, liability if our products cause injury, ingredient disclosure and labeling laws and regulations, reports of cases of foodborne illnesses such as “mad cow” disease, and the possibility that consumers could lose confidence in the safety and quality of certain food products as well as negative publicity regarding food quality, illness, injury, or other health concerns.
ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes from the information presented in Item 7A included in our Annual Report on Form 10-K for the year ended January 3, 2021 with respect to our market risk sensitive instruments.
A 1% change in interest rates would have resulted in a $0.6 million and $1.3 million change to interest expense for the three and six months ended July 4, 2021, respectively and a $0.8 million and $1.8 million change to interest expense for the three and six months ended June 28, 2020, respectively.
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
Evaluation of Disclosure Controls and Procedures. We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 4, 2021.
Changes in Internal Control. During the three months ended July 4, 2021, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
All of our administrative employees and employees of our outsourcing partners and other service providers worked remotely beginning in March 2020 as our corporate office was closed in response to the COVID-19 outbreak. Although we have reopened the office on a volunteer basis, many employees continue to work remotely on a full or part-time basis. Despite the hybrid working environment, there were no material changes in our internal control over financial reporting as we were able to continue to maintain our existing controls and procedures over our financial reporting during the quarter ended July 4, 2021. We are continually monitoring and assessing the effect of the COVID-19 pandemic on our internal controls and hybrid working environment to minimize the impact on its design and operating effectiveness.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
We are a party to various litigation matters that arise in the ordinary course of business. We do not believe that the outcome of any of these other matters meet the disclosure or recognition standards, nor will they have a material adverse effect on our consolidated financial statements.
Item 1A. Risk Factors
Part I - Item 1A of the Annual Report on Form 10-K for the fiscal year ended January 3, 2021 describes important risk factors that could materially affect our business, consolidated financial condition or results of operations or cause our operating results to differ materially from the indicated or cause our operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-Q or presented elsewhere by management from time to time. Our risk factor disclosure has been updated to add the following:
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

CARROLS RESTAURANT GROUP, INC.

Date: August 12, 2021	/s/ Daniel T. Accordino
(Signature)
Daniel T. Accordino Chief Executive Officer

Date: August 12, 2021	/s/ Anthony E. Hull
(Signature)
Anthony E. Hull Vice President, Chief Financial Officer and Treasurer