Form 10-K
period 2022-01-02
CARROLS RESTAURANT GROUP, INC.
filed 2022-03-10
CIK 809248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 2, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of March 2, 2022, Carrols Restaurant Group, Inc. had 54,564,994 shares of its common stock, $.01 par value, outstanding. The aggregate market value of the voting and non-voting common stock held by non-affiliates as of July 4, 2021 of Carrols Restaurant Group, Inc. was $203,157,199.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for Carrols Restaurant Group, Inc's 2022 Annual Meeting of Stockholders, which is expected to be filed pursuant to Regulation 14A no later than 120 days after the conclusion of Carrols Restaurant Group, Inc.'s fiscal year ended January 2, 2022, are incorporated by reference into Part III of this annual report.

CARROLS RESTAURANT GROUP, INC.
FORM 10-K
YEAR ENDED JANUARY 2, 2022

PART I—FINANCIAL INFORMATION
PART I
Throughout this Annual Report on Form 10-K we refer to Carrols Restaurant Group, Inc. as “Carrols Restaurant Group” and, together with its direct and indirect consolidated subsidiaries, as “we”, “our”, “us” and the "Company" unless otherwise indicated or the context otherwise requires. Carrols Restaurant Group, Inc. is a holding company and conducts all of its operations through its wholly-owned subsidiaries Carrols Corporation and New CFH, LLC and their wholly-owned subsidiaries. Carrols Corporation's material direct and indirect wholly-owned subsidiaries include its wholly-owned subsidiary, Carrols LLC, a Delaware limited liability company. New CFH LLC's material direct and indirect wholly-owned subsidiaries include Frayser Quality, LLC and Nashville Quality, LLC (and together with New CFH LLC's immaterial direct and indirect subsidiaries, collectively, "New CFH").  All intercompany transactions have been eliminated in consolidation.
We use a 52 or 53 week fiscal year ending on the Sunday closest to December 31. Our fiscal years ended December 31, 2017, December 30, 2018, December 29, 2019 and January 2, 2022 each contained 52 weeks. Our fiscal year ended January 3, 2021 contained 53 weeks.
At January 2, 2022 we operated, as franchisee, 1,026 Burger King® restaurants in 23 Northeastern, Midwestern, Southcentral and Southeastern states and 65 Popeyes® restaurants in seven Southeastern states.
In this Annual Report on Form 10-K, we refer to information, forecasts and statistics regarding the restaurant industry and to information, forecasts and statistics from The National Restaurant Association and the U.S. Department of Agriculture. We operate our Burger King restaurants under franchise agreements with Burger King Corporation ("BKC") and our Popeyes restaurants under franchise agreements with Popeyes Louisiana Kitchen, Inc. ("PLK"). Any reference to "BKC" in this Annual Report on Form 10-K refers to Burger King Corporation and its parent company Restaurant Brands International, Inc., which is sometimes referred to as "RBI." Any reference to PLK refers to Popeyes Louisiana Kitchen, Inc. and its indirect parent company, RBI. Unless otherwise indicated, information regarding Burger King, BKC, Popeyes and PLK in this Annual Report on Form 10-K has been made publicly available by RBI.
This 2021 Annual Report on Form 10-K contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements that are predictive in nature or that depend upon or refer to future events or conditions are forward-looking statements. Words such as “may”, “might”, “will”, “should”, “anticipate”, “believe”, “expect”, “intend”, “estimate”, “hope”, “plan” or similar expressions are intended to identify such forward-looking statements. In addition, expressions of our strategies, intentions; plans or guidance are also forward-looking statements. These statements reflect management's best judgment based on current views with respect to future events and are subject to risks and uncertainties, both known and unknown. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their date. Actual results could differ materially from those stated or implied in these forward-looking statements as a result of a number of factors, included but not limited to, the factors discussed in Item 1A-Risk Factors. We believe important factors that could cause actual results to differ materially from our expectations include the following, in addition to other risks and uncertainties discussed herein:
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
ITEM 1. BUSINESS
Overview
Our Company
We are one of the largest restaurant companies in the United States and have been operating restaurants for more than 60 years. We operate two distinct quick service restaurant brands, Burger King and Popeyes, with 1,091 restaurants located in 23 Northeastern, Midwestern, Southcentral and Southeastern states as of January 2, 2022.
For the fiscal year ended January 2, 2022, our restaurants generated total revenues of $1,652.4 million and our average annual restaurant sales for all restaurants was approximately $1.5 million per restaurant. We served an average of approximately 490,000 guests per day at our restaurants. In fiscal 2021, comparable restaurant sales at our Burger King restaurants increased 9.1% and at our Popeyes restaurants decreased 1.9%.
During 2021, we acquired 19 Burger King restaurants in two separate transactions. During 2019, we acquired 234 restaurants in three separate transactions, of which 55 were Popeyes.
Our Burger King Restaurants. We are the largest Burger King franchisee in the United States, based on number of restaurants, and have operated Burger King restaurants since 1976. Burger King restaurants are fast food hamburger restaurants that feature the popular flame-broiled Whopper® sandwich, as well as a variety of hamburgers, chicken and other specialty sandwiches, french fries, salads, breakfast items, snacks, soft drinks and more. We believe that the competitive attributes of Burger King restaurants include significant brand recognition, convenience of location, quality, speed of service and price.
As of January 2, 2022, we operated 1,026 Burger King restaurants located in restaurants located in 23 Northeastern, Midwestern, Southcentral and Southeastern states. For the fiscal year ended January 2, 2022, the average weekly sales at our Burger King restaurants was $29,687 per restaurant.

We operate our Burger King restaurants under franchise agreements with BKC. Our Burger King restaurants are typically open seven days per week and generally have operating hours ranging from 6:00 am to 11:00 pm, with later hours in certain markets or on weekends.
Our existing Burger King restaurants consist of one of several building types with various seating capacities. Our typical freestanding restaurant contains approximately 2,600 square feet with seating capacity for 60 to 70 guests, has drive-thru service windows and adjacent parking areas. Almost all of our restaurants are freestanding.
Popeyes. In 2019, we added a second concept to our restaurant portfolio when we acquired 55 Popeyes restaurants. Popeyes restaurants are quick service chicken restaurants that feature a “Louisiana” style menu including fried chicken, chicken tenders, fried shrimp and other seafood, red beans and rice and other regional offerings.
As of January 2, 2022, we operated 65 Popeyes restaurants in seven Southeastern states. For the fiscal year ended January 2, 2022, the average weekly sales at our Popeyes restaurants was $24,983 per restaurant.
We operate our Popeyes restaurants under franchise agreements with PLK. Our Popeyes restaurants are typically open seven days per week with operating hours of 10:00 am to 10:00 pm with later hours on weekends. Our Popeyes restaurants are generally freestanding locations with approximately 2,500 to 3,200 square feet with seating capacity for 50 to 60 guests and a drive-thru.
2019 Cambridge Acquisition. On April 30, 2019, we completed a merger with New CFH, a former subsidiary of Cambridge Franchise Holdings, LLC ("Cambridge"), and acquired 165 Burger King restaurants, 55 Popeyes restaurants and six convenience stores (the "Cambridge Acquisition"). Cambridge received a total of approximately 14.8 million shares of our common stock, after the automatic conversion of 10,000 shares of Series C Convertible Preferred Stock that Cambridge initially received in the Cambridge Acquisition. As part of the transaction, Cambridge designated two Cambridge executives who joined the Company's Board of Directors upon completion of the Cambridge Acquisition.
Area Development Agreements. The Company, Carrols Corporation, Carrols LLC, and BKC entered into an Area Development Agreement (the “ADA”) which commenced on April 30, 2019, was set to end on September 30, 2024 and which superseded the Operating Agreement dated as of May 30, 2012, as amended, between Carrols LLC and BKC. The ADA was amended and restated by all parties on January 4, 2021 (the “Amended ADA”). Pursuant to the ADA and for a cost of $3.0 million, BKC had assigned to Carrols LLC the right of first refusal on the sale of franchisee-operated restaurants in 16 states and a limited number of counties in four additional states (“ADA ROFR”). The ADA ROFR was terminated in connection with the Amended ADA.
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

In connection with an acquisition of restaurants in 2019, the Company assumed a development agreement for Popeyes, which included an assignment by PLK of its right of first refusal under its franchise agreements with its franchisees for acquisitions in two southern states, as well as a development commitment to open, build and operate approximately 80 new Popeyes restaurants over six years. This development agreement with PLK was terminated on March 17, 2021, with certain covenants applicable to the Company surviving the termination. PLK reserved the right to charge the Company a $0.6 million fee if PLK and the Company are not able to come to a mutually agreeable solution with respect to such fee within a six-month period after March 17, 2021.
Our Competitive Strengths
We believe we have the following competitive strengths:
Two Distinct Brands with Global Recognition, Innovative Marketing and New Product Development. As a franchisee of the Burger King and Popeyes brands, we benefit from, and rely on, RBI's extensive marketing, advertising and product development capabilities to drive sales and generate increased restaurant traffic. RBI has historically launched innovative and creative multimedia advertising campaigns and products that highlight the relevance of the Burger King and Popeyes brands. Additionally, in 2020, RBI supported the launch of digital ordering and delivery options for our guests. RBI has negotiated distribution and operational agreements for BKC and PLK with major delivery platform providers, such as DoorDash, UberEats and GrubHub, and introduced its own white label mobile applications for each brand that has allowed us to quickly offer this service option to our guests. In 2021, BKC and PLK launched loyalty programs that can be used on their respective mobile apps. In the fourth quarter of 2021, BKC extended its loyalty program to in-restaurant transactions. We believe as this program expands it will reduce coupon clutter and provide incentives for guests to visit our restaurants with greater frequency and during lower traffic periods.
As the largest Burger King franchisee in the United States based on number of restaurants, we operate approximately 14% of the Burger King restaurants in the United States and believe that we are well positioned to leverage the scale and marketing of one of the most recognized brands in the restaurant industry. We believe that the geographic dispersion of our restaurants provides us with stability and enhanced growth opportunities in many of the markets in which we operate. We also believe that our large number of restaurants increases our ability to effectively manage the image and awareness of the Burger King brand in certain markets through the implementation of promotional advertising, remodeling initiatives and operational expertise.
Over the years, BKC has introduced promotional campaigns that leverage both value and premium menu offerings and has provided a platform for new premium sandwich offerings. We believe these campaigns continue to positively impact the brand today as BKC focuses on offering a well-balanced value menu and premium sandwich promotional mix and remains committed to new product launches. For the Popeyes brand, the successful development and launch of a new chicken sandwich in 2019 has not only driven higher sales but has also attracted a new demographic of guests to the existing customer base which we believe will enhance restaurant sales and new restaurant development opportunities.
Operational Expertise. We have been operating Burger King restaurants since 1976 and have developed sophisticated information and operating systems that enable us to measure and monitor key metrics for operational performance, sales and profitability that may not be available to other restaurant operators. We believe that our focus on leveraging our operational expertise, infrastructure and systems helps us optimize the performance of our current restaurants and restaurants that we may acquire or open in the future. We also believe that our size and history with the Burger King brand and quick service restaurant operations enables us to effectively track operating metrics and leverage best practices across our organization. It is our belief that our experienced management team, operating culture, effective operating systems and infrastructure enable us to operate more efficiently than many other Burger King operators. Finally, we believe that we will be able to leverage our operational expertise to help improve the performance of our Popeyes restaurants.

Resilient Business Model and Financial Strength of our Business. We believe that the quality and sophistication of our restaurant operations have helped drive our strong restaurant level performance. Comparable restaurant sales for our restaurants have historically outperformed the Burger King system in the United States overall, including in 22 of the last 24 fiscal quarters. We also believe that our size, seasoned management team, extensive operating infrastructure, experience and proven operating disciplines differentiate us from many of our competitors as well as many other quick service restaurant operators. After navigating through the challenges brought on with the COVID-19 pandemic, we believe we have demonstrated the strength and resiliency of our business model and our ability to respond quickly to unprecedented business disruption. It is also our belief that our strong restaurant-level operations coupled with our disciplined approach to financial management will continue to allow us to maintain restaurant profitability under a wide variety of economic environments.
Over the past twelve months, we believe we have demonstrated our commitment to maintaining ample liquidity, managing leverage, generating free cash flow, and applying a disciplined approach to capital expenditures and acquisitions. We renegotiated our area development agreement with BKC and terminated our development agreement with PLK in order to allow for more disciplined capital allocation, which we believe will allow us to selectively acquire, develop and/or remodel restaurants offering promising expected returns on our investments.
We believe we have also demonstrated our ability to prudently manage our capital structure and financial leverage through a variety of economic circumstances. It is our belief that our cash flow from operations, cash balances and the availability of revolving credit borrowings under our Senior Credit Facilities (as defined below) are sufficient to fund our ongoing operations and capital expenditures.
Multiple Sources of Growth. We believe our track record of acquiring and integrating restaurants and our long-term strategy to remodel, upgrade and open new restaurants provide multiple avenues to grow our business. With more than 60 years of restaurant operating experience, we have successfully grown our business through acquisitions and integrated the restaurants we acquired. We have experienced increased restaurant-level profitability and improved operating metrics at the restaurants we have acquired in the last five years.
Strategic Relationship with RBI and Burger King Corporation. We have been a franchisee of Burger King restaurants for 45 years and operate approximately 14.4% of the total Burger King restaurants in the United States. Since 2012, two of BKC’s or RBI’s senior executives have served on our board of directors. Currently, Matthew Dunnigan, Chief Financial Officer of RBI, the indirect parent company of BKC, and Tom Curtis, President of BKC, Americas, serve on our board. BKC holds, through certain of its affiliated entities, a preferred stock equity interest in Carrols Restaurant Group that is convertible into approximately 15.5% of the outstanding shares of our common stock (after giving effect to the conversion of such preferred stock and excluding shares held in treasury). We believe we have a well-established relationship with RBI and BKC and our acquisitions, restaurant remodeling and new restaurant development over the years has further aligned our common interests to grow our business. We intend to continue to expand our restaurant base over the long term by investing in new restaurant development and making selective acquisitions utilizing our pre-approval rights under the Amended ADA. We believe that the combination of our rights under the Amended ADA and RBI's equity interest in our Company and its board level representation will continue to reinforce the alignment of our common interests with RBI, BKC and PLK over the long term.
Experienced Burger King Management Team with a Proven Track Record. We believe that our senior management team's extensive experience in the restaurant industry and its long and successful history of developing, acquiring, integrating and operating quick-service restaurants provide us with a competitive advantage. Our management team has a successful history of integrating acquired restaurants, and over the past 20 years, we have significantly increased the number of restaurants we own and operate, largely through acquisitions.
Our operations are overseen by our Chief Executive Officer, Dan Accordino, who has over 45 years of Burger King and quick-service restaurant experience. Paulo Pena will be our Chief Executive Officer upon Mr. Accordino's retirement in April of 2022. Mr. Pena has 20 years of operations and finance experience in the hospitality, quick-service restaurant and beverage industries, including experience overseeing over 800 McDonald's-owned locations in the United States.

Additionally, we have one Burger King Divisional Vice President and 14 Regional Directors that had an average of 20 years of Burger King restaurant experience collectively as of January 2, 2022. Our 144 Burger King district managers, who have an average tenure of over 17 years in the Burger King system as of January 2, 2022, support our Regional Directors. Our operations management is further supported by our infrastructure of financial, information systems, real estate, human resources and legal professionals.
Our Business Strategies
Our primary business strategies are as follows:
Balanced Approach to Capital Allocation and Generation of Free Cash Flow. In response to the challenges the COVID-19 pandemic brought to our industry, we have substantially improved our liquidity position, reduced our near-term capital expenditure requirements and deleveraged our balance sheet as further discussed below. As a result, we believe we have the flexibility to grow our business – both organically and through selective acquisitions – in a manner that will optimize our growth potential while generating consistent free cash flow and managing our leverage levels.
In 2021, we renegotiated our area development agreement with BKC and terminated our development agreement with PLK in order to allow for more disciplined capital allocation, which we believe will allow us to selectively acquire, develop and/or remodel restaurants that will offer attractive expected returns on our investments. Specifically, the Amended ADA reduced our new Burger King restaurant development requirement with BKC over the next five years from 193 to 50 newly developed restaurants and eliminated a remodel obligation for 658 restaurants. We are now only obligated to remodel restaurants as they come due for franchise renewal under the terms of our franchise agreements. The Amended ADA also eliminated a requirement to prepay $8.1 million in franchise fees that were previously required to be prepaid in tranches through 2023. For Popeyes, we terminated a development agreement we inherited in a 2019 acquisition that required us to develop approximately 80 new Popeyes restaurants over six years. We expect to enter into a new development agreement with PLK this year, although there can be no assurance that we will enter into a development agreement with PLK on terms acceptable to us or at all.
As a result of these efforts, we reduced capital expenditures from $134.9 million in 2019 and $75.7 million in 2018 to $56.9 million in 2020 and $51.8 million in 2021. In 2022 and annually thereafter we expect capital expenditure spending to be similar levels as in 2021 as we remain committed to applying a disciplined and focused approach to restaurant remodeling and new restaurant development, which is now more in our control given the modifications under the Amended ADA. We believe our restaurant portfolio has been well-maintained and, as of January 2, 2022, 902 of our 1,026 Burger King restaurants have been remodeled or newly built since 2012. Of our 65 Popeyes restaurants, 20 have been newly built in the last three years as of January 2, 2022.
Target Total Net Leverage Ratio to 4.0 times or less. Over the past two years, we significantly increased our available liquidity (defined as cash and cash equivalents plus available borrowings under our Senior Credit Facilities) to approximately $235.1 million as of January 2, 2022 from $60.6 million as of December 29, 2019. We also reduced our Senior Secured Net Debt Leverage Ratio to 1.67 times as of January 2, 2022 from 4.11 times as of December 29, 2019. The Senior Secured Net Debt Leverage Ratio represents our First Lien Net Leverage Ratio as calculated in accordance with our Senior Credit Facilities. Although inflationary pressures experienced in 2021 have increased our Total Net Leverage Ratio (as defined in our Senior Credit Facilities) above our target to 5.02 times at January 2, 2022, our capital allocation strategy is driven by targeting Total Net Leverage Ratio levels to 4.0 times or less. While driving growth through building and acquiring restaurants in both brands remains a strategic objective of ours over the long-term, our primary focus is on generating free cash flow and further deleveraging our balance sheet to maintain our Total Net Leverage Ratio below our targeted level of 4.0 times. Our Total Net Leverage Ratio level is subject to a number of factors which may be difficult to predict and there can be no assurance about our ability to maintain any specific Total Net Leverage Ratio.

Selectively Acquire and Develop Additional Burger King and Popeyes Restaurants. Under our Amended ADA with BKC, we are pre-approved to acquire up to 500 Burger King restaurants in territories where we currently operate and have agreed to build 50 new restaurants over the next five years. Due to the number of restaurants and franchisees in the Burger King system and our historical success in acquiring and integrating restaurants, we believe that there is meaningful opportunity for future growth through selective acquisitions. There are more than 2,000 Burger King restaurants we do not own in states in which we have pre-approval rights. Furthermore, we believe there are additional Burger King restaurants in states beyond our current territories that could be attractive acquisition candidates, subject to BKC's approval.

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
Improve Profitability of Restaurants We Acquire by Leveraging Our Existing Infrastructure and Best-Practices. For acquired restaurants, we believe we can realize benefits from economies of scale, including leveraging our existing infrastructure across a larger number of restaurants. Additionally, we believe that our skilled management team, sophisticated information technology, operating systems and training and development programs support our ability to enhance operating margins at these restaurants. We believe that we have demonstrated our ability to increase the profitability of acquired restaurants and that, over time, we will improve profitability and operational efficiency at the restaurants we have acquired and may acquire in the future.
Increase Restaurant Sales and Customer Traffic. RBI has identified and implemented a number of strategies to increase brand awareness, increase market share, improve overall operations and drive sales. These strategies are central to our strategic objectives to deliver profitable growth.
•Operations. We believe that improving restaurant operations and enhancing the customer experience are key components to increasing the profitability of our restaurants. We believe we will benefit from RBI's ongoing initiatives to improve food quality, simplify restaurant level execution, reduce restaurant labor costs and monitor operational performance, all of which are designed to improve the customer experience and increase customer traffic.
•Products. The strength of the BKC menu has been built on a distinct flame-grilled cooking platform to make better tasting hamburgers. We believe that BKC intends to continue to optimize the menu by focusing on core products, such as the flagship Whopper sandwich, while maintaining a balance between value promotions and premium limited time offerings to drive sales and traffic. With respect to PLK, the successful development and launch of its chicken sandwich in 2019 has not only driven higher sales but we believe has also attracted a new demographic of guests to the existing customer base which will enhance restaurant sales and new restaurant development opportunities.
•Image. We believe that re-imaged restaurants increase curb appeal and result in increased restaurant sales. BKC's current restaurant image features a fresh, sleek, eye-catching design which incorporates easy-to-navigate digital menu boards in the dining room, streamlined merchandising at the drive-thru and flat screen televisions in the dining area. We believe that restaurant remodeling has improved our guests' dining experience and increased customer traffic. We also believe the customer experience will be further enhanced from upgrades to the Burger King of Tomorrow image that include a double drive-thru (where applicable), certain modifications to the exterior image and the installation of outdoor digital menu boards.
•Advertising and Promotion. We believe that we will benefit from BKC's advertising support of its menu items, product enhancement and re-imaging initiatives. BKC has established a data driven marketing process which has focused on driving restaurant sales and traffic while targeting a broad consumer base with inclusive messaging. This strategy uses multiple touch points to advertise our products, including digital advertising, social media and mobile display, in addition to traditional television advertising and streaming audio. BKC has a food-centric marketing strategy which focuses consumers on its food offerings and balances value promotions and premium limited time offerings to drive profitable restaurant sales and traffic.

•Digital. In 2020, RBI implemented digital order modes and delivery services with major delivery providers as well as through each brands' own mobile apps. By the end of 2021, we were providing fully integrated delivery services at 916 of our Burger King restaurants and 59 of our Popeyes restaurants, based on geographic availability of delivery services. In 2021, RBI introduced the Royal Perks loyalty program for Burger King and the Popeyes Rewards loyalty program for Popeyes on their respective mobile apps to entice guests to visit more often and receive personalized offers. Burger King's Royal Perks program was extended to in-restaurant transactions in the fourth quarter of 2021. We believe these new platforms, combined with recent quality improvements, support RBI's strategy to appeal to a broader consumer base and to increase restaurant sales.
Restaurant Economics
Selected restaurant operating data for our restaurants is as follows:

	Year Ended
	December 29, 2019	January 3, 2021	January 2, 2022
Average annual sales per restaurant (1)	$1,454,698	$1,435,531	$1,529,123
Average sales per transaction	$7.62	$8.63	$9.27
Drive-through sales as a percentage of total sales	68.2%	86.1%	81.2%
Delivery sales as a percentage of total sales	—%	2.4%	4.8%
Day-part sales percentages:
Breakfast	13.0%	11.5%	12.3%
Lunch	31.7%	32.6%	31.6%
Dinner	21.5%	22.6%	22.5%
Afternoon	20.1%	22.0%	21.4%
Late night	13.7%	11.3%	12.2%

(1)Average annual sales per restaurant are derived by dividing restaurant sales by the average number of restaurants operating during the period on a 52-week basis for the years ended December 29, 2019 and January 2, 2022 or 53-week basis for the year ended January 3, 2021.
Restaurant Capital Costs
The initial cost of the franchise fee, equipment, seating, signage and other interior costs of a standard new Burger King and Popeyes restaurant currently is approximately $500,000 (which excludes the cost of land, the building and site improvements). In the markets in which we operate, the cost of land generally ranges from $300,000 to $1,000,000 for Burger King restaurants and $300,000 to $1,000,000 for Popeyes restaurants and the cost of building and site improvements generally ranges from $1,000,000 to $1,800,000 for both Burger King and Popeyes restaurants.
With respect to the development of freestanding restaurants, if we acquire land and construct the building, we typically seek to thereafter enter into an arrangement to sell and leaseback the land and building under a long-term lease. Historically, we have been able to acquire and finance many of our locations under such leasing arrangements. Where we are unable to purchase the underlying land, we enter into a long-term lease for the land followed by construction of the building using cash generated from our operations or with borrowings under our Senior Credit Facilities.
The cost of securing real estate and developing and equipping new restaurants can vary significantly and depends on a number of factors, including local economic conditions and the characteristics of a particular site. Accordingly, the cost of opening new restaurants in the future may differ substantially from the historical cost of restaurants previously opened and the estimated costs above.
BKC's current image restaurant design draws inspiration from its signature flame-grilled cooking process and incorporates a variety of innovative elements to a backdrop that evokes the warm and welcoming look of the outdoors including corrugated metal, brick, wood and concrete. The cost of remodeling a restaurant to the BKC current image varies depending upon the age and condition of the restaurant and the amount of new equipment needed and can range from $700,000 to $1,800,000 per restaurant with an average cost of approximately $1.2 million per restaurant in 2021. The total cost of a remodel has increased over time due to construction cost increases, the addition of a second drive-thru lane at certain locations and the replacement of certain kitchen equipment at the time of the remodel which is incremental to the cost to upgrade to the BKC current image design. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent and Future Events Affecting our Results of Operations".
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

Restaurant Locations
The following table details the locations of our 1,026 Burger King restaurants as of January 2, 2022:

State	Total Restaurants
Alabama	6
Arkansas	9
Georgia	2
Illinois	16
Indiana	103
Kentucky	41
Louisiana	17
Maine	15
Maryland	29
Massachusetts	1
Michigan	56
Mississippi	33
Missouri	1
New Jersey	10
New York	125
North Carolina	157
Ohio	115
Pennsylvania	61
South Carolina	43
Tennessee	110
Vermont	6
Virginia	66
West Virginia	4
Total	1,026

The following table details the locations of our 65 Popeyes restaurants as of January 2, 2022:

State	Total Restaurants
Arkansas	2
Indiana	3
Kentucky	3
Louisiana	5
Mississippi	33
Tennessee	18
Virginia	1
Total	65

Operations
Management Structure
We conduct substantially all of our executive management, finance, marketing and operations support functions from our corporate headquarters in Syracuse, New York. Carrols Restaurant Group is led by our Chairman, Chief Executive Officer and President, Daniel T. Accordino, who has over 45 years of Burger King and quick-service restaurant experience at our company. Paulo Pena will be our Chief Executive Officer and President upon Mr. Accordino's retirement in April of 2022. Mr Pena has 20 years of operations and finance experience in the hospitality, quick-service restaurant and beverage industries, including experience overseeing over 800 McDonald's-owned locations in the United States.
Operations for our Burger King restaurants are overseen by one Divisional Vice President and 14 Regional Directors that had an average of 20 years of Burger King restaurant experience collectively as of January 2, 2022. Our 144 district managers support the Regional Directors in the management of our Burger King restaurants and as of January 2, 2022 had an average tenure of over 17 years in the Burger King system as of January 2, 2022. Operations for our Popeyes restaurants are overseen by two Regional Directors and eleven district managers.
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
Management Information Systems
We believe that our management information systems provide us with the ability to efficiently and effectively manage our restaurants and to ensure the consistent application of operating controls at our restaurants. Our size affords us the ability to maintain an in-house staff of information technology and restaurant systems professionals dedicated to continuously enhancing our systems. In addition, these capabilities allow us to quickly integrate restaurants that we acquire and achieve greater economies of scale and operating efficiencies.
We typically replace the POS systems at restaurants we acquire shortly after acquisition and implement our POS, labor and inventory management systems. Our restaurants employ POS systems that are designed to facilitate accuracy and speed of order taking. These systems are user-friendly, require limited employee training and improve speed-of-service through the use of conversational order-taking techniques. The POS systems are integrated with applications at the restaurant and hosted systems at our corporate office that are designed to facilitate financial and management control of our restaurant operations.
Our restaurant systems provide daily tracking and reporting of traffic counts, menu item sales, labor and food data including costs and inventories, and other key operating metrics for each restaurant. We communicate electronically with our restaurants on a continuous basis via a high-speed data network, which enables us to collect this information for use in our corporate management systems in near real-time. Our corporate data center manages systems that support all of our accounting, operating and reporting systems. We also operate a 24-hour, seven-day help desk that enables us to provide systems and operational support to our restaurant operations as required. Among other things, our restaurant information systems provide us with the ability to:
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
•employ centralized control over pricing, menu and inventory management activities at the restaurant;
•take advantage of e-commerce including the ability to place orders with suppliers and to integrate detailed invoice, receiving and product data with our inventory and accounting systems;
•provide analytics and reporting tools to enable all levels of management to review a wide-range of financial, product mix and operational data; and
•systematically analyze and report on detailed transactional data to help detect and identify potential theft.
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
These franchise agreements with BKC and PLK generally provide for an initial term of 20 years and currently have an initial franchise fee of $50,000. In the event that we terminate a franchise agreement and close the related BKC restaurant prior to the expiration of its term, we generally are required to pay BKC an amount based on the net present value of the royalty stream that would have been realized by BKC had such franchise agreement not been terminated. With BKC's and PLK's respective approval, we can elect to extend franchise agreements for additional 20 year terms, provided that the restaurant meets the current restaurant image standard and we are not in default under terms of the franchise agreement. The franchise agreement fee for subsequent renewals for our Burger King and Popeyes restaurants is currently $50,000. BKC or PLK may terminate any of the franchise agreements if an act of default is committed by us under these agreements and such default is not cured. Defaults under the franchise agreements for our Burger King and Popeyes restaurants include, among other things, our failure to operate such restaurant in accordance with the operating standards and specifications established by BKC or PLK (including failure to use equipment, uniforms or decor approved by the respective franchisor), our failure to sell products approved or designated by BKC or PLK, our failure to pay royalties or advertising and sales promotion contributions as required, our unauthorized sale, transfer or assignment of such franchise agreement or the related restaurant, certain events of bankruptcy or insolvency with respect to us, conduct by us or our employees that has a harmful effect on the Burger King or Popeyes restaurant system, conviction of us or our executive officers for certain indictable offenses, our failure to maintain a responsible credit rating or our acquisition of an interest in any other hamburger restaurant business. We have not been notified of any events of default under any of our franchise agreements with BKC or PLK.
In order to obtain a successor franchise agreement with BKC and PLK, a franchisee is typically required to make capital improvements to the restaurant to bring it up to BKC's or PLK's current image standards. The cost of these improvements may vary widely depending upon the magnitude of the required changes and the degree to which we have made interim improvements to the restaurant. At January 2, 2022, we had 16 Burger King franchise agreements due to expire in 2022, three Burger King franchise agreements due to expire in 2023 and eight Burger King franchise agreements due to expire in 2024, as well as 45 that expired prior to the end of 2021. At January 2, 2022 we had five Popeyes franchise agreements set to expire in 2022, one Popeyes franchise agreement set to expire in 2023 and four Popeyes franchise agreements set to expire in 2024, as well as eight Popeyes franchise agreements that expired prior to the end of 2021.
As of January 2, 2022, we have certain franchise agreements that have expired. We continue ongoing discussions with BKC and PLK towards an agreement on mutually beneficial remodeling requirements and franchise extensions for those franchise agreements, although there is no assurance we will be able to do so. The expiration of certain franchise agreements prior to January 2, 2022 has not and is not expected to impact our continued operation of these restaurants. We believe that we will be able to satisfy BKC's and PLK's normal franchise agreement renewal criteria. Accordingly, we believe that renewal franchise agreements will be granted by BKC and PLK at the expiration of our existing franchise agreements. Historically, BKC has not denied our requests for successor franchise agreements. However, there can be no assurance that BKC and PLK will grant these requests in the future.
In recent years, the historical costs of improving our Burger King restaurants in connection with franchise renewals, excluding scrape and rebuild projects, generally have ranged from $400,000 to $1,200,000 per restaurant. The average cost of our remodels in 2021 was approximately $1.2 million per restaurant. The cost of remodels can vary depending upon the age and condition of the restaurant and the amount of new equipment needed. The cost of capital improvements made in connection with future franchise agreement renewals may differ substantially from past franchise renewals depending on the current image requirements established from time to time by BKC or PLK.
We evaluate the performance of our Burger King and Popeyes restaurants on an ongoing basis. With respect to franchise renewals, such evaluation depends on many factors, including our assessment of the anticipated future operating results of the subject restaurants and the cost of required capital improvements that we would need to commit for such restaurants. If we determine that a Burger King or Popeyes restaurant is under-performing, or that we do not anticipate an adequate return on the capital investment required to renew the franchise agreement, we may elect to close such restaurant. We may also relocate (offset) a restaurant within its trade area and build a new Burger King or Popeyes restaurant as part of the franchise renewal process. In 2021, we closed six Burger King restaurants, including one offset location. We currently expect to close less than five Burger King restaurants in 2022, excluding any relocations of existing restaurants. Our determination to close these restaurants is subject to further evaluation and may change. We may also elect to close additional restaurants in the future.
In addition to the initial franchise fee, we generally pay BKC and PLK a monthly royalty. The royalty rate for new Burger King restaurants and for successor franchise agreements is 4.5% of sales. The royalty rate for new Popeyes restaurants and for successor franchise agreements is 5.0% of sales. Royalty payments for restaurants acquired from other franchisees are based on the terms of existing franchise agreements being acquired, and may be less than 4.5%. Burger King royalties, as a percentage of restaurant sales, were 4.4% in 2021 and 4.3% in both 2020 and 2019. We anticipate our Burger King and Popeyes royalties, as a percentage of restaurant sales, will be approximately 4.4% in 2022 as a result of the terms outlined above. Newly constructed Burger King restaurants developed pursuant to the ADA as well as the Amended ADA received and will receive a 1% royalty rate reduction for a four year period and certain remodeled restaurants under the ADA generally received and will receive a 0.75% royalty rate reduction for a five year period.
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
BKC's and PLK's advertising programs consist of national campaigns supplemented by local advertising. BKC's and PLK's advertising campaigns are generally carried on television, radio and in circulated print media (national and regional newspapers and magazines). As a percentage of our restaurant sales advertising expense was 4.0% in 2021, 3.9% in 2020 and 4.0% in 2019. For 2022, we expect total advertising expense to be approximately 4.0% of total restaurant sales.
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
Digital
BKC and PLK have invested heavily in launching a digital platform that integrates with major third-party delivery service providers and provides a seamless ordering, payment, delivery and drive thru experience for our guests. In the BKC and PLK platforms, guests can place orders through a website or mobile app and have the product ready for pickup or delivered by a third-party partner. Digital sales, including sales through the delivery platforms plus mobile order and pay, have been a strong growth driver and represented approximately 6.1% of our restaurant sales in 2021 and 3.1% of our sales in 2020. We are also installing outdoor digital menu boards in all drive thru locations. Through the end of fiscal 2021, we installed outdoor digital menu boards at 838 Burger King restaurants and expect to complete the remaining installation of outdoor digital menu boards at all of our Burger King and Popeyes restaurants by the first half of 2022. The digital menu boards integrate with the POS system and utilize artificial intelligence to help optimize the guest experience. BKC and PLK continue to invest in their digital platforms. In 2021, BKC launched its Royal Perks loyalty program and PLK launched its Popeyes Rewards program on their respective mobile apps to encourage guests to visit more often and receive personalized offers. In the fourth quarter of 2021, BKC extended its Royal Perks program to in-restaurant transactions.

Suppliers
We are a member of a national purchasing cooperative, Restaurant Services, Inc., which we refer to as "RSI", created for the Burger King system. RSI is a non-profit independent purchasing cooperative that is responsible for sourcing our products and related supplies and managing relationships with approved distributors for the Burger King system. We use our purchasing power to negotiate directly with certain other vendors, to help obtain favorable pricing and terms for supplying our restaurants. For our Burger King restaurants, we are required to purchase all of our foodstuffs, paper goods and packaging materials from BKC-approved suppliers at prices negotiated by RSI. We currently primarily utilize four distributors, McLane Company Inc., Lineage Foodservice Solutions, LLC, Reinhart Food Service L.L.C and Performance Foodservice, to supply our Burger King restaurants with the majority of our foodstuffs. As of January 2, 2022, such distributors supplied 31%, 30% 29% and 10%, respectively, of our Burger King restaurants.
For our Popeyes restaurants, we are a member of a national purchasing cooperative, Supply Management Services, Inc. ("SMS"). SMS is a non-profit independent purchasing cooperative that is responsible for sourcing certain of our products and managing relationships with approved distributors for the Popeyes system. Popeyes utilizes five distributors, two for poultry products and three for all other products. For our Popeyes restaurants, one distributor, Customized Distribution Services, supplies 69% of our poultry products and 91% of our non-poultry products.
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
The Patient Protection and Affordable Care Act (the “Act”) required businesses employing fifty or more full-time equivalent employees to offer health care benefits to those full-time employees or be subject to an annual penalty. Those benefits must be provided under a health care plan which provides a certain minimum scope of health care services. The Act also limits the portion of the cost of the benefits which we can require employees to pay. Based on our enrollment history to date, approximately 12% of our approximately 3,400 eligible hourly employees have opted for coverage under our medical plan.
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
Industry and Competition
The Restaurant Market. Restaurant sales historically have closely tracked several macroeconomic indicators. Historically, unemployment has been inversely related to restaurant sales and, as the unemployment rate decreases and disposable income increases, restaurant sales have increased. During 2020 and 2021, government support provided in response to the COVID-19 pandemic, through both direct stimulus payments as well as unemployment and child credits, boosted consumer spending in many areas, including restaurants. While the restaurant industry overall had a very challenging year in 2020, restaurants that withstood the pandemic are expected to be well-positioned to grow as the economy normalizes. We believe that restaurants with established methods for convenience and low-contact service not only performed well during the COVID-19 environment, but are also well positioned to sustain that performance as the broader economy opens up. According to the U.S. Department of Agriculture, through October 2021 food away from home dollars were 49.9% of nominal food dollars, with total expenditures increasing 30.9% from the same period in 2020.
Limited-Service Restaurants. We operate in the hamburger and chicken categories of the limited service restaurant segment of the restaurant industry. Limited service restaurants are distinguished by high speed of service and efficiency, convenience, limited menu and service, and value pricing. We believe that limited service restaurants are well-positioned to increase their sales in the current environment. According to the National Restaurant Association, the limited service segment is projected to grow from $329 billion in 2021 to $355 billion in 2022, representing a projected 8% increase in sales and 40% of total restaurant and food industry sales, up from 36% in 2019.
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
Human Capital Management
As of January 2, 2022, we employed approximately 25,500 persons, of which approximately 200 were administrative personnel and approximately 25,300 were restaurant operations personnel. Approximately 75% of our employees are part-time and 80% have been employed by the Company for less than one year. None of our employees are unionized or covered by collective bargaining agreements. We believe that our overall relations with our employees are good and that our efforts to manage our workforce have been effective.
Diversity. We are committed to fostering a culture that encourages diversity and inclusion, and having diverse representation in our workforce. As of January 2, 2022, 51% of our employees were female and approximately 55% of our employees self-identified as belonging to a racial or ethnic minority group.
Training. We maintain a comprehensive training and development program for all of our personnel and provide both classroom and in-restaurant training for our salaried and hourly restaurant personnel. Our program emphasizes, among other things, system-wide operating procedures, food preparation methods, food safety and customer service standards. BKC's and PLK's training and development programs are also available to us as a franchisee through web access in all of our restaurants.
COVID-19 Response
Throughout the course of the ongoing COVID-19 pandemic, we adapted our business in order to continue operating safely, including, among other things, by doing the following:
•To support the health and safety of our employees, beginning in March 2020 we mandated, among other things, the use of masks, sanitizers and contactless procedures in our restaurants, and required team members' temperatures be taken at the beginning of each shift.
•We increased the use of low contact procedures for food delivery, including installation of plexiglass barriers at the front counter and drive thru and the implementation of delivery services.
•We initially suspended all non-essential travel for our employees and implemented a work-from-home policy for all non-restaurant personnel. As the vaccines became widespread and readily available in 2021, these restrictions were eased.
•We established a "Carrols Cares" fund to provide immediate relief to employees in need.
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
Risks Related to Our Business
We could be materially adversely affected by health concerns such as the ongoing COVID-19 pandemic.
The United States and most other countries have experienced the widespread outbreak of the COVID-19 pandemic and in the past the Avian Flu or “SARS” or H1N1. As we have experienced and are experiencing in the current COVID-19 environment:
•If a virus is transmitted by human contact, our employees or customers may become infected, or may choose, or be advised, to avoid gathering in public places, any of which may adversely affect our restaurant customer traffic and our ability to adequately staff our restaurants, receive deliveries on a timely basis or perform functions at the corporate level. These are all areas that were impacted during 2020 and 2021 and continue to be challenges in the near-term for our business. The COVID-19 pandemic has negatively impacted our customer traffic, and we have had to take immediate actions to shift focus to our drive-thru, carry-out and delivery service modes. We have also experienced significant staffing challenges, both as a result of employee exposure to COVID-19 as well as the hourly workforce being disincentivized by federal, state and local unemployment benefits and fearful of the workplace.
•We also may be adversely affected if jurisdictions in which we have restaurants impose or continue to impose mandatory closures, seek or continue to seek voluntary closures or impose or continue to impose restrictions on operations. Even if such measures are not implemented and a virus or other disease does not spread significantly, the perceived risk of infection or significant health risk may adversely affect our business. During the pandemic, we have seen frequent changes to our restaurants' operating hours, as a result of shifting consumer behavior, public safety measures mandated by local jurisdictions, and employment challenges. In March 2020, we closed the dining rooms in all our restaurants and modified operating hours in line with local ordinances and day-part sales trends. These closures were in effect for most of the second quarter of 2020, with each restaurant operating according to their respective local governmental guidelines as well as safety procedures developed by BKC and PLK. We re-opened our dining rooms as individual states and local governments allowed reopenings.
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
•We will incur incremental costs for an indefinite period of time to provide safety to our guests and our employees in the form of masks, sanitizers and thermometers as well as additional labor to continuously sanitize our restaurants. Throughout the course of this evolving COVID-19 pandemic, we have been adapting our business in order to continue operating safely. To support the health and safety of our employees and customers, among other things, we mandated the use of masks, sanitizers and contactless procedures in our restaurants, and have required temperature checks at the beginning of each shift for our team members. During the years ended January 2, 2022 and January 3, 2021, we incurred $0.5 million and $2.7 million, respectively, in expenses directly related to COVID-19 related supplies, including face masks, thermometers, sneeze guards and sanitizers.
•The uncertain economic environment required us to enhance our liquidity and bolster our balance sheet. In the first quarter of 2020 we borrowed on our Revolving Credit Facility to protect against a prolonged pandemic coupled with financial market illiquidity. We also increased our revolving credit borrowing capacity under our Revolving Credit Facility (as defined below) by $30.8 million to a total of $145.8 million, and incurred Incremental Term B-1 Loans of $75 million in 2020. In 2021, we further increased our revolving credit borrowing capacity by a total of $69.2 million to a total of $215.0 million.
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
A health pandemic such as COVID-19 is a disease outbreak that has spread rapidly and widely by infection and has affected many individuals in areas of population density. Our restaurants are places where people can gather together for human connection. Customers might avoid or be advised to not gather in public places in the event of a health pandemic, and local, regional or national governments might continue to limit, further limit or ban public gatherings to halt or delay the spread of disease. The impact of a health pandemic on us might be disproportionately greater than on other quick-service concepts that have lower customer traffic and that depend less on the gathering of people.
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
Due to the nature of franchising and our agreements with BKC and PLK, our success is, to a large extent, directly related to the success of the Burger King and Popeyes systems including their financial condition, advertising programs, product development, overall quality of operations and the successful and consistent operation of Burger King and Popeyes restaurants owned by other franchisees. We cannot assure you that Burger King or Popeyes restaurants will be able to compete effectively with other restaurants. As a result, any failure of the Burger King or Popeyes franchise systems to compete effectively would likely have a material adverse effect on our results of operations and financial condition.
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
Negative publicity about food quality, illness, injury or other health concerns (including health implications of obesity) or similar issues stemming from one restaurant or a number of restaurants could materially adversely affect our results of operations, regardless of whether they pertain to our own restaurants, other Burger King or Popeyes restaurants, or to restaurants owned or operated by other companies. For example, health concerns about the consumption of beef, chicken or eggs or events such as a disease outbreak could lead to changes in consumer preferences, reduce consumption of our products and have a material adverse effect on our results of operations and financial condition. These events could also reduce available supply or significantly raise the price of beef, chicken or eggs.
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
If we do not meet our obligations under the Amended ADA, our franchise pre-approval could be suspended, which could have a material adverse effect on our results of operations and financial condition.
Under the Amended ADA, Carrols LLC has agreed to open, build and operate a total of 50 new Burger King restaurants. This includes four Burger King restaurants by September 30, 2021, 10 additional Burger King restaurants by September 30, 2022, 12 additional Burger King restaurants by September 30, 2023, 12 additional Burger King restaurants by September 30, 2024 and 12 additional Burger King restaurants by September 30, 2025. There is a 90-day cure period to meet the required restaurant development each development year. If we do not meet this obligation to build new restaurants under the Amended ADA, BKC could suspend our franchise pre-approval to build or acquire Burger King restaurants and/or suspend certain reduced royalty and advertising contribution rates for restaurants we have opened under the Amended ADA. Among other things, this could impact our ability to compete for acquisition candidates or delay the opening of new restaurants or increase the cost of our royalty and advertising contributions, which could have a material adverse effect on our results.

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
We may be subject to complaints, regulatory proceedings or litigation from guests or other persons alleging food-related illness, injuries suffered in our premises or other food quality, health or operational concerns, including environmental claims. In addition, in recent years a number of restaurant companies have been subject to lawsuits, including class action lawsuits, alleging, among other things, violations of federal and state law regarding workplace and employment matters, discrimination, harassment, wrongful termination and wage, rest break, meal break and overtime compensation issues and, in the case of quick-service restaurants, alleging that they have failed to disclose the health risks associated with high fat or high sodium foods and that their marketing practices have encouraged obesity. We may also be subject to litigation or other actions initiated by governmental authorities or our employees, among others, based upon these and other matters. Adverse publicity resulting from such allegations or occurrences or alleged discrimination or other operating issues stemming from one or a number of our locations could adversely affect our results of operations and financial condition, regardless of whether the allegations are true, or whether we are ultimately held liable. Any cases filed against us could materially adversely affect our results of operations and financial condition if we lose such cases and have to pay substantial damages or if we settle such cases. In addition, any such cases may materially adversely affect our results of operations and financial condition by increasing our litigation costs and diverting our attention and resources to address such actions. Furthermore, if a claim is successful, our insurance coverage may not cover or be adequate to cover all liabilities or losses and we may not be able to continue to maintain such insurance, or to obtain comparable insurance at a reasonable cost, if at all. If we suffer losses, liabilities or loss of income in excess of our insurance coverage or if our insurance does not cover such loss, liability or loss of income, there could be a material adverse effect on our results of operations and financial condition.
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
We are a member of a national purchasing cooperative, Restaurant Services, Inc., created for the Burger King system. RSI is a non-profit independent purchasing cooperative that is responsible for sourcing our products and related supplies and managing relationships with approved distributors for the Burger King system. We use our purchasing power to negotiate directly with certain other vendors, to obtain favorable pricing and terms for supplying our restaurants. For our Burger King restaurants, we are required to purchase all of our foodstuffs, paper goods and packaging materials from BKC-approved suppliers at prices negotiated by RSI. We currently primarily utilize four distributors, McLane Company Inc., Lineage Foodservice Solutions, LLC, Reinhart Food Service LLC and Performance Foodservice, to supply our Burger King restaurants with the majority of our foodstuffs. As of January 2, 2022, such distributors supplied 31%, 30% 29% and 10%, respectively, of our Burger King restaurants.
For our Popeyes restaurants we are a member of a national purchasing cooperative, Supply Management Services, Inc. SMS is a non-profit independent purchasing cooperative that is responsible for sourcing certain of our products and managing relationships with approved distributors for the Popeyes system. Popeyes utilizes five distributors, two for poultry products and three for all other products. For our Popeyes restaurants, one distributor, Customized Distribution Services, Inc, supplies 69% of our poultry products and 91% of our, non-poultry products.
In the event that any of our distributors or suppliers are unable to service us and we are unable to timely secure alternative sources for product, we could suffer a disruption of service until a new distributor or supplier is engaged, which could have a material adverse effect on our results of operations and financial condition.
Supply shortages and price increases could delay or increase the cost of construction, which could have a material adverse effect on our results of operations and financial condition.
Our continued growth and financial performance is dependent, in part, on our ability to open new restaurants and remodel restaurants to comply with criteria established by BKC and PLK. During 2021, COVID-19 related disruptions in the global supply chain have significantly increased the cost, and decreased the availability, of both labor and construction materials and we expect this to continue into 2022. The scarcity of construction materials and associated price increases could delay the opening of restaurants and increase the cost of construction for our new and existing restaurants, which could have a material adverse effect on our results of operations and financial condition.
Increases in fuel costs and transportation costs could adversely affect our results of operations and financial condition.
The price and supply of fuel are unpredictable and fluctuate based on circumstances outside of our control. Increases in fuel costs could lead to reductions in the frequency of consumers dining out or the amount spent in our restaurants. In addition, increases in fuel costs could result in higher production and transportation costs for our distributors and suppliers, which may be passed on to us through higher costs for the goods they supply. Any such decrease in consumers dining out or the amount spent in our restaurants or increase in costs could have an adverse effect on our results of operations and financial condition, to the extent occurring over an extended period of time and we are not able to offset through an increase in our prices.
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
The COVID-19 pandemic has increased the difficulty and cost of maintaining adequate staffing levels for us and other restaurant operators. There is active competition for quality management personnel and hourly team members. We are experiencing and may continue to experience increased turnover and challenges in recruiting and retaining restaurant managers and team members at various locations. These challenges have resulted in increased labor costs and caused us to limit operating hours or dine-in services at some of our restaurants due to employee shortages. If new vaccination and testing rules are established by Federal, State or other regulatory authorities, these challenges could potentially be exacerbated.
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
Increases in income tax rates in the United States or other changes in income tax laws in any particular jurisdiction could reduce our after-tax income from such jurisdiction and could adversely affect our business, financial condition or results of operations. The United States made changes to existing tax laws in the Tax Cuts and Jobs Act (the "Tax Act"), which was signed into law on December 22, 2017. Among its many provisions, the Tax Act reduced the U.S. Federal corporate income tax rate from 35% to 21% and imposed limitations on the deductibility of interest and certain other corporate deductions. Additional changes in the U.S. tax regime, including changes in how existing tax laws are interpreted or enforced, could adversely affect our results of operations and financial condition.
The efficiency and quality of our competitors’ advertising and promotional programs and the extent and cost of our advertising could have a material adverse effect on our results of operations and financial condition.
The success of our restaurants depends in part upon the effectiveness of the advertising campaigns and promotions by BKC or PLK. If our competitors increase spending on advertising and promotion, or the cost of television or radio advertising increases, or BKC’s, PLK's or our advertising and promotions are less effective than our competitors’, it could have a material adverse effect on our results of operations and financial condition.
Our business is regional and we therefore face risks related to reliance on certain markets as well as risks for other unforeseen events.
At January 2, 2022, 14% of our restaurants were located in North Carolina, 11% were located in New York, 12% were located in Tennessee, and 25% were located in Indiana, Ohio and Michigan. Therefore, the economic conditions, state and local government regulations, weather or other conditions affecting North Carolina, New York, Tennessee, Indiana, Ohio and Michigan, and other unforeseen events, including terrorism and other regional issues, may have a material impact on the success of our restaurants in those locations.
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
The U.S. economy is experiencing and has in the past experienced significant slowdown and volatility due to uncertainties related to the availability of credit, difficulties in the banking and financial services sectors, softness in the housing market, diminished market liquidity, falling consumer confidence and high unemployment rates including as a result of the COVID-19 pandemic. Our business is dependent to a significant extent on national, regional and local economic conditions, particularly those that affect our guests that frequently patronize our restaurants and the health of surrounding businesses who employ a significant amount of workers. In particular, where our customers’ disposable income is reduced (such as by job losses, credit constraints and higher housing, tax, energy, interest or other costs) or where our customer's actual or perceived wealth has decreased (because of circumstances such as lower residential real estate values, increased foreclosure rates, increased tax rates or other economic disruptions), our restaurants have in the past experienced, and may in the future experience, lower sales and customer traffic as customers choose lower-cost alternatives or other alternatives to dining out. The resulting decrease in our customer traffic or average sales per transaction has had an adverse effect in the past, and could in the future have a material adverse effect, on our results of operations and financial condition.
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
We are subject to extensive laws and regulations relating to the development and operation of restaurants, including, without limitation, regulations relating to the following:
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
In the event that legislation having a negative impact on our business is adopted, it could have a material adverse impact on our results of operations and financial condition. For example, substantial increases in the minimum wage or state or Federal unemployment taxes could adversely affect our financial condition and results of operations. Local zoning or building codes or regulations could cause substantial delays in our ability to build and open new restaurants. Any failure to obtain and maintain required licenses, permits and approvals could also adversely affect our results of operations and financial condition.
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
Carrols Corporation is currently a guarantor under 17 restaurant property leases from the time when Fiesta Restaurant Group, Inc. ("Fiesta") was its subsidiary and any default under such property leases by Fiesta may result in substantial liabilities to us.
Fiesta, a former wholly-owned subsidiary of the Company, was spun-off in 2012 to the Company's stockholders. Carrols Corporation currently is a guarantor under 17 Fiesta restaurant property leases, of which all except for one is still operating as of January 2, 2022. Eight of these guarantees are for leases with Pollo Operations, Inc, a wholly owned subsidiary of Fiesta, and nine of these guarantees are for leases with Texas Taco Cabana, L.P., an indirect subsidiary of Taco Cabana, Inc. (together with all direct and indirect subsidiaries, “Taco”). Taco was a wholly owned subsidiary of Fiesta until August 17, 2021 when Fiesta sold all of its outstanding capital stock of Taco Cabana, Inc. to YTC Enterprises, LLC, an affiliate of Yadav Enterprises, Inc. The Separation and Distribution Agreement entered into in connection with the spin-off among Carrols, Fiesta and us provides that the parties will cooperate and use their commercially reasonable efforts to obtain the release of such guarantees. Unless and until any such guarantees are released, Fiesta agrees to indemnify Carrols Corporation for any losses or liabilities or expenses that it may incur arising from or in connection with any such lease guarantees.
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
At January 2, 2022, our executive officers, directors, BKC and Blue Holdco 1, LLC (collectively, the "BKC Stockholders"), and Cambridge together beneficially owned approximately 45.6% of our common stock, giving effect to the conversion of the Series B Convertible Preferred Stock issued to the BKC Stockholders. As a result, our executive officers, directors, affiliates of the BKC Stockholders and Cambridge, if they act as a group, will be able to significantly influence matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions such as mergers and acquisitions. The BKC Stockholders and Cambridge each has two representatives on our Board of Directors, which has the authority to make decisions affecting our company and its capital structure, including the issuance of additional debt and the declaration of dividends. Each of the BKC Stockholders and Cambridge may have interests that differ from those of other stockholders and may vote in a way with which other stockholders disagree and which may be adverse to their interests. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of the Company that other stockholders may view as beneficial, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately depress the market price of our common stock.
We currently do not expect to pay any cash dividends for the foreseeable future, and our Senior Credit Facilities limit our ability to pay dividends to our stockholders.
Although a special cash dividend was declared and paid in 2021, we currently do not expect to pay any cash dividends to holders of our common stock in the foreseeable future. The absence of a dividend on our common stock may increase the volatility of the market price of our common stock or make it more likely that the market price of our common stock will decrease in the event of adverse economic conditions or adverse developments affecting our company. Additionally, our Senior Credit Facilities and the indenture governing our $300.0 million of 5.875% Senior Notes due 2029 (the "Notes") limit, and the debt instruments that we may enter into in the future may limit, our ability to pay dividends to our stockholders.
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
As of January 2, 2022 we had $478.2 million of total indebtedness outstanding consisting of $300.0 million of Notes, $171.9 million term loan B borrowings under our Senior Credit Facilities and $6.3 million of finance lease liabilities. As of January 2, 2022 we had $206.0 million of revolving borrowing availability under our Senior Credit Facilities (after reserving $9.0 million for letters of credit issued under the Senior Credit Facilities, which included amounts for anticipated claims from our renewals of workers' compensation and other insurance policies).
As a result of our substantial indebtedness, a significant portion of our operating cash flow will be required to make payments of interest and principal on our outstanding indebtedness, and we may not generate sufficient cash flow from operations, or have future borrowings available under our Senior Credit Facilities, to enable us to repay our indebtedness, including the outstanding term loan B borrowings and the Notes, or to fund other liquidity needs.
Our substantial indebtedness could have important consequences to our stockholders. For example, it could:
•make it more difficult for us to satisfy our obligations with respect to the Senior Credit Facilities, the Notes and our other debt;
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
We expect to use cash flow from operations, our cash balances and revolving credit borrowings under our Senior Credit Facilities to meet our current and future financial obligations, including funding our operations, debt service, possible future acquisitions and capital expenditures (including restaurant remodeling and new restaurant development). Our ability to make these payments depends on our future performance, which will be affected by financial, business, economic and other factors, many of which we cannot control. Our business may not generate sufficient cash flow from operations in the future, which could result in our being unable to repay indebtedness, or to fund other liquidity needs. If we do not have sufficient liquidity, we may be forced to reduce or delay capital expenditures and restaurant acquisitions, sell assets, obtain additional debt or equity capital or restructure or refinance all or a portion of our debt, including our Senior Credit Facilities, and the Notes, on or before maturity. We cannot make any assurances that we will be able to accomplish any of these alternatives on terms acceptable to us, or at all. In addition, the terms of existing or future indebtedness, including the agreements for our Senior Credit Facilities, and the indenture governing the Notes, may limit our ability to pursue any of these alternatives.
Despite current indebtedness levels and restrictive covenants, we may still be able to incur more debt or make certain restricted payments, which could further exacerbate the risks described above.
We and our subsidiaries may be able to incur additional debt in the future, including debt that may be secured on a first or second lien basis. Although our Senior Credit Facilities contain restrictions on our ability to incur indebtedness, those restrictions are subject to a number of exceptions. In addition, if we are able to designate some of our restricted subsidiaries under the indenture governing the Notes as unrestricted subsidiaries, these unrestricted subsidiaries would be permitted to borrow beyond the limitations specified in the indenture governing the Notes and engage in other activities in which restricted subsidiaries may not engage. We could also consider investments in joint ventures or acquisitions, which may increase our indebtedness. Moreover, although our Senior Credit Facilities and the indenture governing our Notes contain restrictions on our ability to make restricted payments, including the declaration and payment of dividends, we are able to make such restricted payments under certain circumstances. Adding new debt to current debt levels or making restricted payments could intensify the related risks that we and our subsidiaries now face.
The agreements governing our debt restrict our ability to engage in some business and financial transactions and contain certain other restrictive terms.
Our debt agreements, such as our Senior Credit Facilities and the indenture governing the Notes restrict our ability in certain circumstances to, among other things:
•incur additional debt;
•pay dividends and make other distributions on, redeem or repurchase, capital stock;
•make investments or other restricted payments;
•enter into transactions with affiliates;
•engage in sale and leaseback transactions;
•sell all, or substantially all, of our assets;
•create liens on assets to secure debt; or
•effect a consolidation or merger.
These covenants limit our operational flexibility and could prevent us from taking advantage of business opportunities as they arise, growing our business or competing effectively. In addition, our Senior Credit Facilities require us to meet a First Lien Leverage Ratio (as defined in the Senior Credit Facilities) if revolving credit borrowings exceed 35% of our aggregate borrowing capacity (as defined in the First Amendment to the Senior Credit Facilities). Our ability to meet this financial ratio and other tests can be affected by events beyond our control, and we cannot assure you that we will meet these tests. As there were no borrowings under the Revolving Credit Facility at January 2, 2022, no First Lien Leverage Ratio calculation was required. However, if the Company had been subject to the First Lien Leverage Ratio, the Company's First Lien Leverage Ratio was 1.67 to 1.00 as of January 2, 2022 which was below the required First Lien Leverage Ratio of 5.75 to 1.00.
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

We may not have the funds necessary to satisfy all of our obligations under our Senior Credit Facilities, the Notes or other indebtedness in connection with certain change of control events.
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
In addition, upon the occurrence of specific kinds of change of control events, the indenture governing the Notes will require us to make an offer to repurchase all Notes that are then outstanding at 101% of the principal amount thereof, plus accrued and unpaid interest (and additional interest, if any) to the date of repurchase. However, it is possible that we will not have sufficient funds, or the ability to raise sufficient funds, at the time of the change of control to make the required repurchase of the Notes. In addition, restrictions under our Senior Credit Facilities may not allow us to repurchase the Notes upon a change of control. If we cannot refinance such debt or otherwise obtain a waiver from the holders of such debt, we will be prohibited from repurchasing the Notes, which will constitute an event of default under the indenture governing the Notes. Certain important corporate events, such as leveraged recapitalizations that would increase the level of our indebtedness, will not constitute a ‘‘Change of Control’’ under the indenture governing the Notes.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
As of January 2, 2022, we owned nine and leased 1,082 restaurant properties including 29 co-branded locations. In addition, we owned five and leased 17 non-operating properties as of January 2, 2022, not including three properties under construction that are expected to open as new restaurants in 2022.
We typically enter into leases (including renewal options) ranging from 20 to 40 years. The average remaining term for all leases, including options, was approximately 25.8 years at January 2, 2022. Generally, we have been able to renew leases, upon or prior to their expiration, at the prevailing market rates, although there can be no assurance that this will continue to occur.
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
In addition to the restaurant locations set forth under Item 1. “Business-Restaurant Locations”, we own a building with approximately 25,300 square feet at 968 James Street, Syracuse, New York, which houses our executive offices, most of our administrative operations for our Burger King restaurants and one of our regional support offices. We also lease eight small regional offices that support the management of our Burger King restaurants, two offices in Tennessee acquired in the Cambridge Acquisition, and two smaller administrative offices in Syracuse, NY that support administrative operations.

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
ITEM 4. MINE SAFETY DISCLOSURES
None.
PART II
ITEM  5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on The NASDAQ Global Market under the symbol “TAST”. On March 2, 2022, there were 54,564,994 shares of our common stock outstanding held by 484 holders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our common stock whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.
Effective August 12, 2021, the Board declared a special cash dividend amounting to $0.41 per share on all issued and outstanding shares of common stock, including common stock issuable on the conversion of our Series B Convertible Preferred Stock. The special cash dividend of $24.9 million was paid on October 5, 2021 to stockholders of record as of the close of business on August 25, 2021. We did not pay any cash dividends during fiscal year 2020.
We currently do not expect to pay any cash dividends on our common stock in the foreseeable future. We are a holding company and conduct all of our operations through our direct and indirect subsidiaries. As a result, for us to pay dividends, we need to rely on dividends or distributions to us from our direct and indirect subsidiaries. Our Senior Credit Facilities and the indenture governing the Notes limit, and debt instruments that we and our subsidiaries may enter into in the future may limit, our ability to pay dividends to our stockholders.
Stock Performance Graph
The following graph compares from December 31, 2016 the cumulative total stockholder return on our common stock relative to the cumulative total returns of The NASDAQ Composite Index and a peer group, the S&P SmallCap 600 Restaurants Index. We have elected to use the S&P SmallCap 600 Restaurant Index in compiling our stock performance graph because we believe the S&P SmallCap 600 Restaurant Index represents a comparison to competitors with similar market capitalization as us. The graph assumes an investment of $100 in our common stock and each index on December 31, 2016.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Carrols Restaurant Group, Inc., the NASDAQ Composite Index, and S&P SmallCap 600 Restaurants

$400
$300
$200
$100
$0
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
Carrols Restaurant Group, Inc.
NASDAQ Composite
S&P SmallCap 600 Restaurants

* $100 invested on 12/31/2016 in stock or index, including reinvestment of dividends.

	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
Carrols Restaurant Group, Inc.	$100.00	$79.67	$64.52	$46.23	$41.18	$23.56
NASDAQ Composite	$100.00	$129.64	$125.96	$172.17	$249.51	$304.85
S&P SmallCap 600 Restaurants	$100.00	$92.96	$91.35	$96.53	$99.67	$95.50
Purchases of Equity Securities by the Issuer
On August 2, 2019, the Company's Board of Directors approved a stock repurchase plan (the "Repurchase Program") under which the Company may purchase up to $25 million of its outstanding common stock. On August 10, 2021, the Company's Board of Directors approved an extension of the Company's Repurchase Program with approximately $11.0 million of its original $25 million in capacity remaining. The authorization will expire on August 2, 2023, unless terminated earlier by the Board of Directors. Purchases under the Repurchase Program may be made from time to time in open market transactions at prevailing market prices or in privately negotiated transactions (including, without limitation, the use of Rule 10b5-1 plans) in compliance with applicable federal securities laws, including Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The Company has no obligation to repurchase stock under the Repurchase Program, and the timing, actual number and value of shares purchased will depend on the Company's stock price, trading volume, general market and economic conditions, and other factors.
ITEM  6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our fiscal years consist of 52 or 53 weeks ending on the Sunday closest to December 31. The fiscal year ended January 2, 2022 contained 52 weeks and the fiscal year ended January 3, 2021 contained 53 weeks.
Introduction
We are a holding company and conduct all of our operations through our direct and indirect wholly-owned subsidiaries Carrols Corporation and New CFH, LLC and their wholly-owned subsidiaries, and have no assets other than the shares of capital stock of Carrols Holdco, Inc. and New CFH, LLC, our direct wholly-owned subsidiaries. The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) is written to help the reader understand our company. The MD&A is provided as a supplement to, and should be read in conjunction with, our Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K. The overview provides our perspective on the individual sections of MD&A, which include the following:
Company Overview—a general description of our business and our key financial measures.
Recent and Future Events Affecting Our Results of Operations—a description of recent events that affect, and future events that may affect, our results of operations.
Results of Operations—an analysis of our consolidated results of operations for the years ended January 2, 2022, and January 3, 2021, including a review of the material items and known trends and uncertainties. See Item 7 of our 2020 Annual Report on Form 10-K for an analysis of our consolidated results of operations for the years ended January 3, 2021 and December 29, 2019.
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
Company Overview
Carrols Restaurant Group, Inc. and its consolidated subsidiaries (collectively, "Carrols Restaurant Group", the "Company", "we", "our" or "us") is one of the largest restaurant companies in the United States and has been operating restaurants for more than 60 years. We are the largest Burger King franchisee in the United States, based on number of restaurants, and have operated Burger King restaurants since 1976. As of January 2, 2022 we operated, as a franchisee, a total of 1,091 restaurants in 23 states under the trade names of Burger King and Popeyes. This included 1,026 Burger King restaurants in 23 Northeastern, Midwestern, Southcentral and Southeastern states and 65 Popeyes restaurants in seven Southeastern states.
During the year ended January 2, 2022, we acquired 19 Burger King restaurants in two separate transactions, which we refer to as the "2021 acquired restaurants". During the year ended December 29, 2019 we acquired 179 Burger King restaurants and 55 Popeyes restaurants in three separate transactions which we refer to as the "2019 acquired restaurants".
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
•Food, beverage and packaging costs consists of food, beverage and packaging costs and delivery commissions, less purchase discounts and vendor rebates. Food, beverage and packaging costs are generally influenced by changes in commodity costs, the mix of items sold, the level of promotional discounting, the effectiveness of our restaurant-level controls to manage food and paper costs and the relative contribution of delivery sales. In 2019, food, beverage and packaging costs also included fuel costs for the six convenience stores acquired as part of the Cambridge Acquisition, which contributed lower margins relative to our food, beverage and packaging costs.
•Restaurant wages and related expenses include all restaurant management and hourly productive labor costs and related benefits, employer payroll taxes and restaurant-level bonuses. Payroll and related benefits are subject to inflation, including minimum wage increases as well as competitive wage increase required to adequately staff our restaurants and increased costs for health insurance, workers’ compensation insurance and federal and state unemployment insurance.
•Restaurant rent expense includes straight-lined lease costs and variable rent on our restaurant leases characterized as operating leases.
•Other restaurant operating expenses include all other restaurant-level operating costs, the major components of which are royalty expenses paid to BKC and PLK, utilities, repairs and maintenance, operating supplies, real estate taxes and credit card fees.
•Advertising expense includes advertising payments to BKC and PLK based on a percentage of sales as required under our franchise and operating agreements and additional local marketing and promotional expenses.
•General and administrative expenses are comprised primarily of salaries and expenses associated with corporate and administrative functions that support the development and operations of our restaurants, legal, auditing and other professional fees, acquisition costs and stock-based compensation expense.
•EBITDA, Adjusted EBITDA, Adjusted Restaurant-Level EBITDA and Adjusted Net Income (Loss) are non-GAAP financial measures. EBITDA represents net income (loss) before income taxes, interest expense and depreciation and amortization. Adjusted EBITDA represents EBITDA adjusted to exclude impairment and other lease charges, acquisition and integration costs, stock-based compensation expense, certain abandoned development costs, pre-opening costs, non-recurring litigation and other professional expenses, loss on extinguishment of debt and other income or expense. Adjusted Restaurant-Level EBITDA represents income (loss) from operations as adjusted to exclude general and administrative expenses, depreciation and amortization, impairment and other lease charges, pre-opening costs and other income and expense. Adjusted Net Income (Loss) represents net income (loss) as adjusted, net of tax, to exclude impairment and other lease charges, acquisition costs, certain abandoned development costs, restaurant pre-opening costs, non-recurring litigation and other professional expenses, other income and expense, loss on extinguishment of debt and the valuation allowance charge on our deferred tax assets.
•We are presenting Adjusted EBITDA, Adjusted Restaurant-Level EBITDA and Adjusted Net Income (loss) because we believe that they provide a more meaningful comparison than EBITDA and net income (loss) of our core business operating results, as well as with those of other similar companies. Additionally, we present Adjusted Restaurant-Level EBITDA because it excludes restaurant pre-opening costs, other income and expense, and the impact of general and administrative expenses, such as salaries and expenses associated with corporate and administrative functions that support the development and operations of our restaurants, legal, auditing and other professional fees. Although these costs are not directly related to restaurant-level operations, these costs are necessary for the profitability of our restaurants. Management believes that Adjusted EBITDA, Adjusted Restaurant-Level EBITDA, and Adjusted Net Income (Loss), when viewed with our results of operations in accordance with U.S. GAAP and the accompanying reconciliations on page 49, provide useful information about operating performance and period-over-period growth, and provide additional information that is useful for evaluating the operating performance of our core business without regard to potential distortions. Additionally, management believes that Adjusted EBITDA and Adjusted Restaurant-Level EBITDA permit investors to gain an understanding of the factors and trends affecting our ongoing cash earnings, from which capital investments are made and debt is serviced.
However, EBITDA, Adjusted EBITDA, Adjusted Restaurant-Level EBITDA and Adjusted Net Income (Loss) are not measures of financial performance or liquidity under U.S. GAAP and, accordingly, should not be considered as alternatives to net income, income from operations or cash flow from operating activities as indicators of operating performance or liquidity. Also, these measures may not be comparable to similarly titled captions of other companies. For the reconciliation between Net Income (Loss) to EBITDA, Adjusted EBITDA and Adjusted Net Income (Loss) and the reconciliation of income from operations to Adjusted Restaurant-Level EBITDA, see page 49.
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
•Although depreciation and amortization are non-cash charges, the assets that we currently depreciate and amortize will likely have to be replaced in the future, and EBITDA, Adjusted EBITDA and Adjusted Restaurant-Level EBITDA do not reflect the cash required to fund such replacements; and
•EBITDA, Adjusted EBITDA, Adjusted Restaurant-Level EBITDA and Adjusted Net Income (Loss) do not reflect the effect of earnings or charges resulting from matters that our management does not consider to be indicative of our ongoing operations. However, some of these charges (such as impairment and other lease charges, acquisition costs and litigation costs) have recurred and may reoccur.
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
•Interest expense consists of interest expense associated with the following: our Term B and Term B-1 Loans under our Senior Credit Facilities, our 5.875% Senior Notes Due 2029 (the "Notes"), our revolving credit borrowings under our Senior Credit Facilities, finance lease liabilities, amortization of deferred financing costs, amortization of original issue discount, payments required under our interest rate swap arrangement, and, through April 30, 2019, interest on the $275.0 million of 8% Senior Secured Second Lien Notes due 2022 (the "8% Notes") and unamortized bond premium.

Recent and Future Events Affecting our Results of Operations
Restaurant Acquisitions
From the beginning of 2019 through January 2, 2022, we acquired 253 restaurants from other Burger King and Popeyes franchisees in the following transactions ($ in thousands):

Closing Date		Number of Restaurants	Purchase Price	Number of Fee-Owned Restaurants	Market Location
2019 Acquisitions:
April 30, 2019	(2)	220	$259,083	14	Southeastern states, primarily TN, MS, LA
June 11, 2019		13	15,788	—	Baltimore, Maryland
August 20, 2019	(1)	1	1,108	—	Pennsylvania
		234	275,979	14

2021 Acquisitions:
June 17, 2021		14	27,603	12	Fort Wayne, Indiana
June 23, 2021		5	3,216	1	Battle Creek, Michigan
		19	30,819	13
Total		253	$306,798	27
(1)Acquisitions resulting from the exercise of our right of first refusal on acquisitions in certain markets.
(2)The Cambridge Acquisition included 165 Burger King restaurants and 55 Popeyes restaurants.
The 2021 acquisitions included the purchase of 13 fee-owned restaurants, of which 12 were sold in sale-leaseback transactions during the year ended January 2, 2022 for net proceeds of approximately $20.2 million.
The 2019 acquired restaurants included 14 fee-owned properties, of which six were subsequently sold in sale-leaseback transactions in 2019 for net proceeds of $8.3 million and two were subsequently sold in sale leaseback transactions in 2020 for net proceeds of $3.4 million.

The 2019 acquisitions include our April 30, 2019 merger with New CFH, LLC, a former subsidiary of Cambridge Franchise Holdings, LLC ("Cambridge") and acquisition of 165 Burger King restaurants, 55 Popeyes restaurants and six convenience stores (the "Cambridge Acquisition"). Cambridge received a total of approximately 14.8 million shares of our common stock after conversion of all preferred stock initially issued to Cambridge in the Cambridge Acquisition.
The unaudited pro forma impact on the results of operations for the 2021 acquisitions is included below. The unaudited results of operations are not necessarily indicative of the results that would have occurred had the acquisitions been consummated at the beginning of the periods presented, nor are they necessarily indicative of any future consolidated operating results. This pro forma financial information does not give effect to any anticipated synergies, operating efficiencies or cost savings or any transaction costs related to the 2021 acquired restaurants. The following table summarizes certain pro forma financial information related to our operating results for the year ended January 2, 2022 (in thousands):

Year Ended
January 2, 2022
Restaurant sales	$1,663,860
Loss from operations	(9,215)
Pro Forma Adjusted EBITDA	82,983
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

Impact of the COVID-19 Pandemic
In response to the impact that the COVID-19 pandemic has had on our business operations and the continuing uncertainty in the economy in general, we have taken steps to adapt our business and strengthen and preserve our liquidity, including the following:
•In March 2020, we closed the dining rooms in all our restaurants and modified operating hours in line with local ordinances and day-part sales trends. These closures were in effect through most of the second quarter of 2020, with each restaurant operating according to their respective local governmental guidelines as well as safety procedures developed by BKC and PLK. In 2020, we re-opened dining rooms as individual states and local governments have rolled back restrictions. By the end of the second quarter of 2021, most of our dining rooms had reopened. However, in most cases, guests have continued to rely on our drive-thru, carry-out and delivery service modes. During the fourth quarter of 2021, we saw take-out and dine-in representing approximately 14% of net sales as compared with 11% in the fourth quarter of 2020 and a pre-COVID 30% for all of 2019.
•We launched delivery services in March of 2020 at approximately 800 of our restaurants. Since then, we have added additional third-party delivery partners as well as expanded the number of restaurants where delivery service is offered as new locations were covered by our delivery partners. For the fourth quarter of 2021, delivery comprised approximately 5.2% of total restaurant sales. For all of 2021 and 2020 delivery was approximately 4.8% and 2.4% of net sales, respectively.
•We temporarily closed 46 restaurants in late March 2020 and early April 2020 that were geographically close to one of our other restaurants. These closures were in effect for most of the second quarter of 2020. By the end of 2020, we had reopened all of these restaurants with the exception of two Burger King restaurants we permanently closed in the third quarter of 2020.
•We remain committed to active management of our expenditures and for the second quarter of 2020 limited spending mainly to necessary restaurant maintenance issues. For the full year of 2020, we reduced operating capital expenditures from $134.9 million in 2019 to $56.9 million. Capital expenditures in 2021 were $51.8 million.
•In the second quarter of 2020, we reduced regional and corporate overhead through reductions in travel and training as well as a 10% temporary reduction in all non-restaurant wages for the second quarter of 2020. This reduction in wages was restored as of July 1, 2020.
•As allowed under the Coronavirus Aid, Relief and Economic Security Act, as amended (the "CARES Act"), we deferred payment of the employer portion of Social Security taxes through the end of 2020. The amount of the cumulative deferral at the end of 2020 was approximately $21.6 million, with 50% of the deferred amount due December 31, 2021 (which was subsequently deferred to January 3, 2022) and the remaining 50% due December 31, 2022 (which was subsequently deferred to January 3, 2023). As of January 2, 2022,$21.2 million of this deferral remained to be repaid, of which $10.4 million was recorded in accrued payroll, related taxes and benefits and $10.8 million was recorded in other liabilities, long-term in the accompanying consolidated balance sheets.
•We negotiated with our landlords other than BKC to secure $5.8 million in deferral or abatement of 2020 cash rent obligations, of which $4.8 million was or is expected to be repaid over various periods which began in the third quarter of 2020. We had repaid $4.6 million related to these deferrals by the end of 2021.
•During the second quarter of 2020, we extended payment terms with our key vendors and suppliers and utilized deferral opportunities with our utility vendors. These reverted to normal payment terms in July of 2020. During 2020 and 2021, we have experienced a number of minor and/or temporary supply chain issues which we continue to monitor as the communities we operate in reopen.
•In 2021, we have experienced inflationary cost pressures in labor and commodity costs given challenges in the overall labor force impacting our restaurants and our supply chains. The COVID-19 pandemic has increased the difficulty and cost of maintaining adequate staffing levels for us and our supply chain.
While significant uncertainty remains as to when or the manner in which the negative effects of the COVID-19 pandemic will change, including, but not limited to stock price volatility, commodity inflation, competitive wage pressures, lower customer traffic, governmental restrictions on restaurant businesses and the unpredictable economic environment, we believe our business model and world-class brands are well positioned to serve value and convenience-seeking customers as the communities we operate in are reopening and customers are returning to pre-pandemic behaviors and activities. With our 60-year history of operating restaurants, we also believe that we are well positioned to navigate these challenges as illustrated by the fact that our comparable sales in 2021 outpaced the overall US BKC system by 440 basis points.
Capital Expenditures
We expect that our capital expenditures in 2022 will remain at levels similar to our capital expenditures in 2021 and 2020. We continue to review on an ongoing basis our future development and remodel plans in relation to our available capital resources, supply chain availability and our return on investment.
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
On June 23, 2020 (the “Fifth Amendment Effective Date”), we entered into the Fifth Amendment to our Senior Credit Facilities (the “Fifth Amendment”). The Fifth Amendment increased the Term Loan (as defined in the Senior Credit Facilities) borrowings in the aggregate principal amount of $75 million of Incremental Term B-1 Loans (as defined in the Senior Credit Facilities). The Incremental Term B-1 Loans constituted a new tranche of Term Loans ranking pari passu in right of payment and security with the Initial Term Loans (as defined in the Senior Credit Facilities) for all purposes under the Senior Credit Facilities. The Incremental Term B-1 Loans had the same terms as outstanding borrowings under the Company's existing Term Loan B facility pursuant to and in accordance with the Senior Credit Facilities, provided that (i) borrowings under the Incremental Term B-1 Loans bore interest at a rate per annum, at our option, of (a) the Alternate Base Rate (as defined in the Senior Credit Facilities) plus the applicable margin of 5.25% or (b) the LIBOR Rate (as defined in the Senior Credit Facilities) (which shall not be less than 1% for Incremental Term B-1 Loans) plus the applicable margin of 6.25% and (ii) certain prepayments of the Incremental Term B-1 Loans by us prior to the first anniversary of the Fifth Amendment Effective Date would be subject to a premium to the Administrative Agent (as defined in the Senior Credit Facilities), for the ratable account of each applicable Term Loan Lender (as defined in the Senior Credit Facilities) holding Incremental Term B-1 Loans on the date of such prepayment equal to the Applicable Make-Whole Amount (as defined in the Senior Credit Facilities) with respect to the principal amount of the Incremental Term B-1 Loans so prepaid. The principal amount of the Incremental Term B-1 Loans amortized in an aggregate annual amount equal to 1% of the original principal amount of the Incremental Term B-1 Loans and were repayable in consecutive quarterly installments on the last day of our fiscal quarters beginning on the third fiscal quarter of 2020. The remaining outstanding principal amount of the Incremental Term B-1 Loan and all accrued but unpaid interest and other amounts payable with respect to the Incremental Term B-1 Loan would have been due on April 30, 2026, which was the Term Loan Maturity Date (as defined in the Senior Credit Facilities). The net proceeds of the Incremental Term B-1 Loans were $71.3 million after original issue discount and were used for general corporate purposes, including repayment of the outstanding balance of the Revolving Credit Facility. The Term B-1 Loans were repaid in full on June 28, 2021.
On April 6, 2021, we entered into the Sixth Amendment to our Senior Credit Facilities (the “Sixth Amendment”) which increased the aggregate maximum commitments available for revolving credit borrowings (including standby letters of credit) under our Revolving Credit Facility by $29.2 million to a total of $175.0 million. The Sixth Amendment also amended the definitions in the Senior Credit Facilities of (i) Applicable Margin, to provide that the Applicable Margin for borrowings under the Revolving Credit Facility (including Letter of Credit Fees) shall be at a rate per annum equal to 3.25% for LIBOR Rate Loans and 2.25% for Alternate Base Rate Loans, and (ii) Revolving Maturity Date, to provide that the Revolving Maturity Date is extended to January 29, 2026. In addition, the Sixth Amendment amended the Senior Credit Facilities to remove our obligation to (i) pay a Ticking Fee pursuant to the Ticking Fee Rate and (ii) use the proceeds of an Extension of Credit which results in the sum of the aggregate principal amount of outstanding Revolving Loans plus the aggregate amount of LOC Obligations equaling an amount in excess of $115.0 million solely for our ongoing operations and not to hold as cash on the balance sheet.
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
On June 28, 2021, we issued $300.0 million principal amount of Notes in a private placement. The proceeds of the offering, together with $46.0 million of revolving credit borrowings under our Senior Credit Facilities, were used to (i) repay $74.4 million of outstanding term B-1 loans and $243.6 million of outstanding term B loans under our Senior Credit Facilities (which included scheduled principal payments), (ii) to pay fees and expenses related to the offering of the Notes and the Seventh Amendment and (iii) for working capital and general corporate purposes, including for possible future repurchases of its common stock and/or a dividend payment and/or payments on its common stock.
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
As of January 2, 2022, there were no revolving credit borrowings outstanding and $9.0 million of letters of credit issued under the Revolving Credit Facility. After reserving for issued letters of credit and outstanding revolving credit borrowings, $206.0 million was available for revolving credit borrowings under the Revolving Credit Facility at January 2, 2022. As of March 9, 2022, after reserving for issued letters of credit and $20.0 million in revolving credit borrowings, $186.0 million was available for revolving credit borrowings.
Interest Rate Swap Agreement
We entered into a five year interest rate swap agreement commencing March 3, 2020 and ending February 28, 2025 with a notional amount of $220.0 million to swap variable rate interest payments (one-month LIBOR plus the applicable margin) under our Senior Credit Facilities for fixed interest payments bearing an interest rate of 0.915% plus the applicable margin in our Senior Credit Facilities. On November 12, 2021, we partially terminated this interest rate swap to reduce the notional amount hedged from $220.0 million to $120.0 million. which settled with net proceeds to us of $0.2 million, leaves the fixed rate and other terms of the swap arrangement unchanged and provides the flexibility to repay borrowings under the Senior Credit Facilities which previously needed to be maintained at the hedged $220.0 million notional amount.

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
In 2021, we closed five restaurants, excluding one restaurant relocated within its trade area. We currently anticipate less than five restaurant closures in 2022 outside of any restaurants being relocated within their trade area at the end of their respective lease term.
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
Effect of Minimum Wage Increases
Certain of the states and municipalities in which we operate have increased their minimum wage rates for 2021 and in many cases have also approved additional increases for future periods. Most notably, New York State has increased the minimum wage applicable to our business to $15.00 an hour on July 1, 2021, from $14.50 an hour as of January 1, 2021, $13.75 an hour in 2020 and $12.75 per hour in 2019. New York State has an Urban Youth Credit through 2022 from which we have been receiving approximately $500,000 per year since 2016. We had 125 restaurants in New York State as of January 2, 2022. As of such date, we also had one restaurant in Massachusetts that has annual minimum wage increases reaching $15.00 per hour in 2023, 10 restaurants in New Jersey that have annual minimum wage increases reaching $15.00 per hour in 2024, and 45 total restaurants in Illinois and Maryland that also have annual minimum wage increases reaching $15.00 per hour in 2025.
In the current labor market we have seen competitive pressure on wage rates that well outpaces statutory minimums as the re-opening of the economy from COVID-19 pandemic restrictions has increased demand for labor at all levels in the workforce.
We typically attempt to offset the effects of wage inflation, at least in part, through periodic menu price increases. However, no assurance can be given that we will be able to offset these wage increases in the future.

Results of Operations
Fiscal 2021 compared to Fiscal 2020
The following table highlights the key components of sales and the number of restaurants in operation for the years ended January 2, 2022 and January 3, 2021:

	Year ended
	January 2, 2022	January 3, 2021
	(52 weeks)	(53 weeks)
	(in thousands of dollars)
Burger King restaurant sales	$1,568,431	$1,459,016
Popeyes restaurant sales	83,939	88,486
Total restaurant sales	$1,652,370	$1,547,502
Change in comparable Burger King restaurant sales %	9.1%	(2.8)%
Change in comparable Popeyes restaurant sales %	(1.9)%	(0.1)%

Burger King restaurants operating at beginning of year	1,009	1,036
New restaurants opened, including relocations (1)	4	7
Restaurants acquired	19	—
Restaurants closed, including relocations (1)	(6)	(34)
Restaurants operating at end of year	1,026	1,009

Restaurants operating at beginning and end of year	65	65
(1) New restaurants opened in both 2021 and 2020 each included one restaurant that was closed and relocated within its market areas.
Restaurant Sales. Total restaurant sales in 2021 increased 6.8% to $1,652.4 million from $1,547.5 million in 2020. Comparable restaurant sales increased 8.5% due to an increase in average check of 7.4% and an increase in customer traffic of 1.0%. The effect of menu price increases in 2021 was approximately 4.1%. Restaurant sales in fiscal 2020 included $28.4 million in the 53rd week.
Restaurant sales overall increased $104.9 million, which included the impact of comparable sales increases partially offset by the prior year including sales from its extra 53rd week of $28.4 million.
Operating Costs and Expenses (percentages stated as a percentage of total restaurant sales unless otherwise noted).
The following table sets forth selected operating results for the years ended January 2, 2022 and January 3, 2021:

	Year Ended
	January 2, 2022	January 3, 2021
	(52 weeks)	(53 weeks)
Costs and expenses (all restaurants):
Food, beverage and packaging costs	30.2%	29.3%
Restaurant wages and related expenses	33.3%	32.2%
Restaurant rent expense	7.4%	7.7%
Other restaurant operating expenses	15.6%	15.3%
Advertising expense	4.0%	3.9%
General and administrative expenses	5.1%	5.4%

Food, beverage and packaging costs increased as a percentage of restaurant sales to 30.2% in 2021 from 29.3% in 2020. This increase reflected increased commodity costs at our Burger King restaurants (2.1%, including a 9.7% increase in ground beef prices compared to 2020), increased commodity costs at our Popeyes restaurants (0.1%) and higher delivery sales in 2021 (0.4%). These cost increases were offset in part by the impact of menu price increases taken since the end of 2020 at our Burger King restaurants (1.3%) and the impact of lower promotional discounting in 2021 (0.7%). Food, beverage and packaging costs at our Popeyes restaurants increased approximately 180 basis points in fiscal 2021 from fiscal 2020 due to primarily to commodity cost increases (0.1%).
Restaurant wages and related expenses increased to 33.3% in 2021 from 32.2% in 2020. We benefited in 2020 from labor adjustments we made at the onset of the COVID-19 pandemic to restrict overtime and reduce staffing levels. The efficiencies we gained due to labor adjustments we made during the second quarter of 2020 in response to the COVID-19 environment benefited the year-over-year comparison in the first quarter of 2021, and partially offset the year-over-year increase we saw in the beginning late in the second quarter of 2021 from restoring labor hours and competitive labor rate pressures. The impact of hourly labor rate increases in 2021, inclusive of minimum wage increases, was 11.0% when compared to the prior year period.
Restaurant rent expense decreased to 7.4% in 2021 from 7.7% in 2020 due to the impact of higher sales volumes on fixed rental costs.
Other restaurant operating expenses increased to 15.6% in 2021 from 15.3% in 2020. The second and third quarters of 2020 reflected cost savings realized from the constrained pandemic operating environment. As our dining rooms have reopened and restaurants have resumed pre-pandemic operations, we saw higher spending on security costs (0.2%, including investments in smart safe technology), repair and maintenance (0.1%) and equipment rental (0.1%).
Advertising expense increased to 4.0% in 2021 from 3.9% in 2020 due to expiration of advertising incentives received for certain remodeled Burger King restaurants.
Adjusted Restaurant-Level EBITDA. As a result of the factors above, as well as the impact of the 53rd week in fiscal 2020 of $6.3 million, Adjusted Restaurant-Level EBITDA decreased $24.6 million to $157.0 million in 2021 from $181.6 million in 2020. For a reconciliation between Adjusted Restaurant-Level EBITDA and income from operations see page 49.
General and Administrative Expenses. General and administrative expenses decreased to $83.7 million in 2021 from $84.1 million in 2020, and, as a percentage of total revenue, to 5.1% from 5.4%. The decrease was driven by $3.5 million lower incentive compensation accruals in 2021 and a reduction in abandoned site development costs of $2.8 million. These reductions were partially offset by 2020 including short-term salary and travel reductions ($2.4 million) as well as executive severance costs incurred in 2021 ($0.7 million) and higher stock-based compensation expense in 2021 ($1.0 million).
We incurred $1.7 million and $1.4 million in 2021 and 2020, respectively, in administrative costs pertaining to non-recurring litigation and professional fees. In connection with our pause on new development in 2020, we recorded $3.5 million in expense for abandoned site development costs, including $0.6 million related to forfeiting prepaid franchise fees in connection with the Amended ADA. General and administrative expenses excluding the non-recurring costs described above decreased as a percentage of total revenues to 5.3% in 2021 from 5.4% in 2020.
Adjusted EBITDA. As a result of the factors above, as well as an impact from the 53rd week in fiscal 2020 of $5.3 million, Adjusted EBITDA decreased $26.2 million to $81.6 million in 2021 from $107.9 million in 2020.
For a reconciliation between net income and EBITDA and Adjusted EBITDA see page 49.
Depreciation and Amortization. The decrease in depreciation and amortization expense to $80.8 million in 2021 from $81.7 million in 2020 was primarily due to lower remodeling and restaurant development activity.
Impairment and Other Lease Charges. We recorded impairment and other lease charges of $4.5 million in 2021 consisting of $1.5 million related to initial impairment charges for nine underperforming restaurants, $0.5 million of capital expenditures at previously impaired restaurants, other lease charges of $0.6 million and $1.9 million related to impairment of certain owned non-operating properties.
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
Other Income, net. In 2021, we recorded other income, net, of $1.2 million which consisted of a $1.1 million gain from the sale of a litigation claim, gains related to insurance recoveries from property damage at two of our restaurants of $1.3 million and a loss on disposal of assets of $1.2 million.
In 2020, we recorded other income, net, of $1.3 million which consisted of gains related to insurance recoveries from property damage at four of our restaurants of $2.1 million, a net gain on 12 sale-leaseback transactions of $0.2 million and a loss on disposal of assets of $1.0 million.
Interest Expense. Interest expense increased to $28.8 million in 2021 from $27.3 million in 2020. The weighted average interest rate on our long-term debt, excluding lease financing obligations, was 4.8% in 2021 and 4.6% in 2020.
Loss on Extinguishment of Debt. We recognized a loss on extinguishment of debt of $8.5 million in 2021 in connection with the early extinguishment of our term B-1 loans and partial extinguishment of our term B loans under our Senior Credit Facilities. The loss consisted of the proportional write-off of unamortized debt issuance costs and unamortized original issuance discount.
Provision (Benefit) for Income Taxes. In 2021, we recorded income tax benefit of $5.2 million and our effective income tax rate was 32% prior to the impact of a tax valuation allowance charge. The difference to the Federal statutory rate for 2021 of 21% is primarily due to the tax benefit of employment tax credits which are not directly related to the amount of pre-tax loss and the tax benefit of state income taxes. There was a charge in the period of $11.3 million to establish additional valuation allowance reserves against our deferred income tax assets for general business tax credits that may expire unused.
In 2020, we recorded income tax expense of $6.3 million and our effective income tax rate was 27.2% prior to the impact of a tax valuation allowance charge. The difference to the Federal statutory rate for 2020 of 21% is primarily due to the tax benefit of employment tax credits which are not directly related to the amount of pre-tax loss and the tax benefit of state income taxes. We incurred a charge in 2020 of $13.1 million to establish an incremental tax valuation allowance for certain general business tax credits as they may expire prior to utilization.
Net Income (Loss). As a result of the above, our net loss was $43.0 million in 2021, or $0.86 per diluted share, compared to net loss of $29.5 million in 2020, or $0.58 per diluted share.

Reconciliations of net loss to EBITDA, Adjusted EBITDA and Adjusted net loss and income (loss) from operations to Adjusted Restaurant-Level EBITDA for the years ended January 2, 2022 and January 3, 2021 are as follows (in thousands):

	Year Ended
	January 2, 2022	January 3, 2021
Reconciliation of EBITDA and Adjusted EBITDA:
Net loss	$(43,029)	$(29,463)
Provision (benefit) for income taxes	(5,159)	6,294
Interest expense	28,791	27,283
Depreciation and amortization	80,798	81,727
EBITDA	61,401	85,841
Impairment and other lease charges	4,470	12,778
Acquisition costs (1)	398	273
Abandoned development costs (2)	—	3,464
Pre-opening costs (3)	75	163
Litigation costs and other professional expenses (4)	1,678	1,384
Other income, net (5)(6)	(1,186)	(1,271)
Stock compensation expense	6,234	5,223
Loss on extinguishment of debt	8,538	—
Adjusted EBITDA	$81,608	$107,855

	Year Ended
	January 2, 2022	January 3, 2021
Reconciliation of Adjusted Restaurant-Level EBITDA:
Income (loss) from operations	$(10,859)	$4,114
Add:
General and administrative expenses	83,660	84,051
Pre-opening costs (3)	75	163
Depreciation and amortization	80,798	81,727
Impairment and other lease charges	4,470	12,778
Other income, net (5)(6)	(1,186)	(1,271)
Adjusted Restaurant-Level EBITDA	$156,958	$181,562

	Year Ended
	January 2, 2022	January 3, 2021
Reconciliation of Adjusted net loss:
Net loss	$(43,029)	$(29,463)
Add:
Impairment and other lease charges	4,470	12,778
Acquisition costs (1)	398	273
Abandoned development costs (2)	—	3,464
Pre-opening costs (3)	75	163
Litigation and other professional expenses (4)	1,678	1,384
Other income, net (5)(6)	(1,186)	(1,271)
Loss on extinguishment of debt	8,538	—
Income tax effect on above adjustments (7)	(3,494)	(4,199)
Valuation allowance for deferred taxes (8)	11,272	13,138
Adjusted net loss	$(21,278)	$(3,733)
Adjusted diluted net loss per share (9)	$(0.43)	$(0.07)
Diluted weighted average common shares outstanding	49,899	50,751
(1)Acquisition costs for twelve months ended January 2, 2022 mostly include integration, travel, legal and professional fees incurred in connection with restaurants acquired during the second quarter of 2021, which were included in general and administrative expenses. Acquisition costs for the twelve months ended January 3, 2021 mostly include legal and professional fees incurred in connection with the acquisition of 165 Burger King and 55 Popeyes restaurants from Cambridge Franchise Holdings, LLC in 2019, which were included in general and administrative expense.
(2)Abandoned development costs for the twelve months ended January 2, 2022 represents the write-off of capitalized costs due to revisions of the our development plans in 2020.
(3)Pre-opening costs for the twelve months ended January 2, 2022 and January 3, 2021 include training, labor and occupancy costs incurred during the construction of new restaurants.
(4)Litigation and other professional expenses for the twelve months ended January 2, 2022 and January 3, 2021 include executive recruiting and severance costs, costs pertaining to an ongoing lawsuit with one of the Company's former vendors and other non-recurring professional service expenses.
(5)Other income, net for the twelve months ended January 2, 2022 included a gain of $1.1 million from the sale of a litigation claim during the period, a gain from insurance recoveries of $1.3 million from property damage at two of our restaurants and a loss on disposal of assets of $1.2 million.
(6)Other income, net for the twelve months ended January 3, 2021 included a included a gain of $2.1 million related to insurance recoveries from property damage at four of our restaurants, a net gain on sale-leaseback transactions of $0.2 million, and loss on disposal of assets of $1.0 million.
(7)The income tax effect related to the adjustments to Adjusted Net Loss during the periods presented was calculated using an incremental income tax rate of 25.0% for the twelve months ended January 2, 2022 and January 3, 2021, respectively.
(8)Reflects the removal of the income tax provision recorded during the years ended January 2, 2022 and January 3, 2021 for the establishment of a valuation allowance on certain federal income tax credits that may expire prior to their utilization.
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
Operating activities. Net cash provided from operating activities for the years ended January 2, 2022 and January 3, 2021 was $70.9 million and $103.9 million, respectively. Net cash provided by operating activities in 2021 decreased by $33.1 million compared to 2020 due primarily to a decrease of Adjusted EBITDA of $26.2 million and a change in working capital components of $9.9 million. Our changes in working capital components in 2021 included favorable timing of required interest payments as well as 2020 including our deferral of the employer portion of social security taxes through the end of 2020 of $21.6 million (which did not recur in 2021).
Net cash provided from operating activities in 2020 increased by $55.2 million compared to 2019 due primarily to an increase in Adjusted EBITDA of $21.5 million and a change in working capital of $19.0 million, primarily related to our deferral of the employer portion of social security taxes through the end of 2020 of $21.6 million.
Investing activities. Net cash used for investing activities for the years ended January 2, 2022 and January 3, 2021 was $58.6 million and $47.9 million, respectively. In 2021, in addition to our capital expenditures of $51.8 million, we acquired 19 Burger King restaurants from other franchisees for $30.8 million, received net proceeds of $22.3 million from sale-leaseback transactions (including $20.2 million from properties purchased in the 2021 acquisitions), and received $1.5 million from property insurance recoveries.
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

The following table sets forth our capital expenditures for the periods presented (dollar amounts in thousands):

Year Ended January 2, 2022:
New restaurant development	$9,000
Restaurant remodeling	16,712
Other restaurant capital expenditures	17,045
Corporate and restaurant information systems	9,006
Total capital expenditures	$51,763
Number of new restaurant openings including relocations	4
Year Ended January 3, 2021:
New restaurant development	$17,824
Restaurant remodeling	15,317
Other restaurant capital expenditures	13,064
Corporate and restaurant information systems	10,685
Total capital expenditures	$56,890
Number of new restaurant openings including relocations	7
Financing activities. Net cash provided by financing activities in 2021 was $48.1 million and included issuance of $300.0 million principal amount of the Notes, principal payments of $321.4 million of outstanding term B and B-1 loans under our Senior Credit Facilities, payment of a special dividend of $24.9 million, $5.4 million in financing costs paid in connection with the debt issuance and amendments to our Senior Credit Facilities, and proceeds from lease financing obligations of $4.6 million. We also made principal payments on finance leases of $1.0 million.
Net cash provided by financing activities in 2020 was $5.9 million and included $71.3 million in net proceeds from issuance of the Incremental Term B-1 Loans, net repayments of our revolving credit borrowings of $45.8 million, and purchases of treasury shares of $10.1 million. We also incurred $3.3 million of costs associated with the financing long-term debt, made principal payments on term loan facilities of $4.6 million, and made principal payments on finance leases of $1.6 million.
Senior Notes due 2029. On June 28, 2021, we issued $300.0 million principal amount of the Notes in a private placement as described above under “—Recent and Future Events Affecting our Results of Operations-Issuance of Notes and Amendments to our Senior Credit Facilities”. The proceeds of the offering, together with $46.0 million of revolving credit borrowings under our Senior Credit Facilities, were used to (i) repay $74.4 million of outstanding term B-1 loans and $243.6 million of outstanding term B loans under our Senior Credit Facilities (which included scheduled principal payments), (ii) to pay fees and expenses related to the offering of the Notes and the Seventh Amendment and (iii) for working capital and general corporate purposes, including for possible future repurchases of its common stock and/or a dividend payment and/or payments on its common stock.
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
At January 2, 2022, borrowings under our Senior Credit Facilities bore interest as follows:
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
The weighted average interest rate for borrowings on long-term debt balances were 4.8% and 4.6% the years ended January 2, 2022 and January 3, 2021, respectively.

The Term loan B borrowings are due and payable in quarterly installments, which began on September 30, 2019. Amounts outstanding at January 2, 2022 are due and payable as follows:
(i) seventeen quarterly installments of $1.1 million;
(ii) one final payment of $153.8 million on April 30, 2026.
The Revolving Credit Facility matures on January 29, 2026. As of January 2, 2022, there were no revolving credit borrowings outstanding and $9.0 million of letters of credit issued under the Revolving Credit Facility. After reserving for issued letters of credit and outstanding revolving credit borrowings, $206.0 million was available for revolving credit borrowings at January 2, 2022 under the Revolving Credit Facility. As of March 9, 2022, after reserving for issued letters of credit and $20.0 million in revolving credit borrowings, $186.0 million was available for revolving credit borrowings.
The Senior Credit Facilities contain certain covenants, including without limitation, those limiting our and our subsidiaries' ability to, among other things, incur indebtedness, incur liens, sell or acquire assets or businesses, change the character of its business in any material respect, engage in transactions with related parties, make certain investments, make certain restricted payments or pay dividends. In addition, the Senior Credit Facilities require us to meet a First Lien Leverage Ratio (as defined in the Senior Credit Facilities) of not greater than 5.75 to 1.00 (as measured on a most recent four quarter basis) if, and only if, on the last day of any fiscal quarter, the sum of the aggregate principal amount of outstanding revolving credit borrowings under the Revolving Credit Facility and the aggregate face amount of letters of credit issued under the Revolving Credit Facility (excluding undrawn letters of credit in an aggregate face amount up to $12.0 million) exceeds 35% of the aggregate amount of the maximum revolving credit borrowings under the Revolving Credit Facility. As there were no borrowings under the Revolving Credit Facility at January 2, 2022, no First Lien Leverage Ratio calculation was required. However, if the Company had been subject to the First Lien Leverage Ratio, the Company's First Lien Leverage Ratio was 1.67 to 1.00 as of January 2, 2022 which was below the required First Lien Leverage Ratio of 5.75 to 1.00. As a result, the Company does not expect to have to reduce its term loan borrowings mandatorily with Excess Cash Flow (as defined in the Senior Credit Facilities). We were in compliance with the financial covenants under our Senior Credit Facilities at January 2, 2022.
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
In March 2020, we entered into an interest rate swap agreement certain of our lenders under the Senior Credit Facilities to mitigate the risk of increases in the variable interest rate related to term loan borrowings under the Term Loan B Facility. The interest rate swap fixed the interest rate on $220.0 million of outstanding borrowings under the Senior Credit Facilities at 0.915% plus the applicable margin in its Senior Credit Facilities. The agreement matures on February 28, 2025. On November 12, 2021, we partially terminated this interest rate swap to reduce the notional amount hedged from $220.0 million to $120.0 million. which settled with net proceeds to us of $0.2 million, leaves the fixed rate and other terms of the swap arrangement unchanged and provides the flexibility to repay borrowings under the Senior Credit Facilities which previously needed to be maintained at the hedged $220.0 million notional amount.
The differences between the variable LIBOR rate and the interest rate swap rate of 0.915% are settled monthly. We made payments of $1.7 million and $1.0 million to settle the interest rate swap during the twelve months ended January 2, 2022 and January 3, 2021, respectively. The fair value of our interest rate swap agreement was an asset of $0.6 million as of January 2, 2022 which is included in other assets in the accompanying consolidated balance sheets. Changes in the valuation of our interest rate swap were included as a component of other comprehensive income, and will be reclassified to earnings as the losses are realized. We expect to reclassify net losses totaling $0.9 million into earnings in the next twelve months.

Contractual Obligations
The following table summarizes our contractual obligations and commitments as of January 2, 2022 (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Long-term debt obligations, including interest (1)	$647,436	$32,070	$63,420	$207,149	$344,797
Finance lease obligations, including interest (2)	7,114	1,840	2,969	2,252	53
Operating lease obligations (3)	1,336,100	101,758	200,981	194,203	839,158
Lease financing obligations, including interest (4)	6,150	4,919	1,231	—	—
Total contractual obligations	$1,996,800	$140,587	$268,601	$403,604	$1,184,008

(1)Our long term debt at January 2, 2022 included $171.9 million of term B loans under our Senior Credit Facilities and $300.0 million of Notes. Total interest payments on our Notes of $134.3 million for all years presented are included at the coupon rate of 5.875% per annum. Interest on our term B loans under our Senior Credit Facilities of $124.8 million for all years presented are included at a rate of 5.74% per annum.
(2)Includes total interest of $0.8 million for all years presented.
(3)Includes total interest of $488.5 million for all years presented.
(4)Includes total interest of $0.2 million for all years presented.
We have not included obligations under our postretirement medical benefit plans in the contractual obligations table as our postretirement plan is not required to be funded in advance, but is funded as retiree medical claims are paid. Also excluded from the contractual obligations table are payments we may make for workers' compensation, general liability and employee healthcare claims for which we pay all claims, subject to annual stop-loss limitations both for individual claims and claims in the aggregate. The majority of our recorded liabilities related to self-insured employee health and insurance plans represent estimated reserves for incurred claims that have yet to be filed or settled. The total of these liabilities was $9.3 million at January 2, 2022.
Future restaurant remodeling obligations to BKC have also been excluded from the table above as well as contractual obligations related to royalties and advertising payable to BKC.
Long-Term Debt Obligations. Refer to Note 9 of our consolidated financial statements for details of our long-term debt.
Lease Guarantees. Fiesta Restaurant Group, Inc. ("Fiesta"), our former wholly-owned subsidiary, was spun-off in 2012 to our stockholders. As of January 2, 2022, we are a guarantor under 17 Fiesta restaurant property leases, of which all except for one are still operating, with lease terms expiring on various dates through 2030. Eight of these guarantees are for leases with Pollo Operations, Inc, a wholly owned subsidiary of Fiesta, and nine of these guarantees are for leases with Texas Taco Cabana, L.P., an indirect subsidiary of Taco Cabana, Inc. (together with all direct and indirect subsidiaries, “Taco”). Taco was a wholly owned subsidiary of Fiesta until August 17, 2021 when Fiesta sold all of its outstanding capital stock of Taco Cabana, Inc. to YTC Enterprises, LLC, an affiliate of Yadav Enterprises, Inc. We are fully liable for all obligations under the terms of the leases in the event that a tenant fails to pay any sums due under the lease, subject to indemnification provisions of the separation and distribution agreement entered into in connection with the spin-off.
The maximum potential liability for future rental payments we could be required to make under these leases at January 2, 2022 was $9.0 million. The obligations under these leases will generally continue to decrease over time as these operating leases expire. No payments have been made to date and none are expected to be required to be made in the future. We have not recorded a liability for those guarantees in accordance with ASC 460 - Guarantees as Fiesta has indemnified us for all such obligations and we did not believe it was probable we would be required to perform under any of the guarantees or direct obligations.
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
In the current labor market, we have seen competitive pressure on wage rates that have significantly outpaced statutory minimums as the re-opening of the economy has increased demand for labor at all levels in the workforce. In 2021, we have experienced inflationary cost pressures in labor and commodity costs as a result of challenges in the overall labor force impacting our restaurants and our supply chains. The COVID-19 pandemic has increased the difficulty and cost of maintaining adequate staffing levels at our restaurants as well as for businesses in our supply chain that we depend on for commodities. At this point, there is no indication as to when these pressures will abate.
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
Insurance Liabilities. The amount of liability we record for claims related to insurance requires us to make judgments about the amount of expenses that will ultimately be incurred. We are insured for certain losses related to workers’ compensation, general liability and medical insurance claims under policies where we pay all claims, subject to annual stop-loss insurance limitations both for individual claims and claims in the aggregate. We record insurance liabilities based on historical trends, which are continually monitored, and adjust accruals as warranted by changing circumstances. Since there are estimates and assumptions inherent in recording these insurance liabilities, including the ability to estimate the future development of incurred claims based on historical claims experience and loss reserves, current claim data, and the severity of the claims, differences between actual future events and prior estimates and assumptions could result in adjustments to these liabilities. As of January 2, 2022, we had $9.3 million accrued for these insurance claims.

Franchise Rights. To determine the fair value attributable to franchise rights of restaurant acquisitions, we estimate the acquired restaurants' future earnings, discount those earnings using an appropriate market discount rate and subtract a contributory charge for net working capital, property and equipment and assembled workforce. Amounts allocated to franchise rights for each acquisition are amortized using the straight-line method over the average remaining term of the acquired franchise agreements plus one twenty-year renewal period. We assess the potential impairment of franchise rights whenever events or changes in circumstances indicate that the carrying value may not be recoverable, which include consideration of the impact of a decline in the Company's market value. If an indicator of impairment exists, an estimate of the aggregate undiscounted cash flows from the acquired restaurants is compared to the respective carrying value of franchise rights for each acquisition. If an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value.
Goodwill. Goodwill represents the excess of purchase price over the value assigned to the net tangible and identifiable intangible assets of the businesses acquired. Goodwill is not amortized, but is tested for impairment annually, or more frequently when events and circumstances indicate that the carrying amount may be impaired. As part of our goodwill impairment analysis, we consider certain qualitative factors, such as performance, business forecasts and expansion plans. Using both the income approach and the market approach, we compare the fair value of each of our reporting units to carrying value. If the carrying amount of a reporting unit exceeds its estimated fair value, an impairment loss is recognized.
We determined the initial decline in market value below net asset value during the third quarter of 2021 was a sufficient indicator to trigger an interim goodwill impairment analysis as of the end of the eighth month of our fiscal year. Based on the results of our goodwill impairment analysis, the fair value of each reporting unit exceeded carrying value and goodwill was not impaired.
In addition, due to the proximity of the third quarter 2021 interim goodwill impairment analysis date to the annual assessment date, and to allow for a greater amount of time to analyze the assessment of goodwill in advance of our annual report filing deadline in future years, we updated our accounting policy to shift the annual impairment test from the last day of the fiscal year to the last day of the eighth month of the fiscal year in 2021 and future fiscal years. This change in date of the annual impairment test is not deemed material as the new measurement date of the eighth month of the fiscal year is in relative close proximity to the previous measurement date and the year-end balance sheet date, is not expected to materially impact the goodwill analysis, and allows for more timely financial reporting on these estimates.
Impairment of Long-lived Assets. We assess the potential impairment of long-lived assets, principally property and equipment, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment indicators at the restaurant level include low operating cash flows, declining sales, if the ratio of trailing twelve months cash flows extended over the remaining lease term does not exceed the net book value of the asset group and consideration of the impact of a decline in the Company's market value. We determine if there is an impairment by comparing the carrying amount of the asset to the future undiscounted cash flows expected to be generated by our restaurants. If assets are determined to be impaired, the impairment charge is measured by calculating the amount by which the asset's carrying amount exceeds its fair value. In determining future cash flows, significant estimates are made by us with respect to future operating results of each restaurant over its remaining lease term, including sales trends, labor rates, commodity costs and other operating cost assumptions which can be impacted by changes in the business or economic conditions. Our fair value estimates are also subject to a high degree of judgment, including our ability to sell the related assets and changing market conditions. Should actual cash flows and our future estimates vary from those estimates used, we may be required to record impairment charges for these assets in the future.
Lease Accounting. We adopted Accounting Standards Codification (“ASC”) 842, Leases, as of December 31, 2018, coinciding with the standard’s effective date. We have operating and finance leases related to our restaurants. In accordance with ASC 842, we determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and current and long term operating lease liabilities on our consolidated balance sheets. Finance leases are included in property and equipment and other current and long term liabilities on our consolidated balance sheets. Lease liabilities are calculated using the effective interest method and recognized at the commencement date based on the present value of lease payments over the reasonably certain lease term, regardless of classification, while the amortization of ROU assets varies depending upon classification. As our leases generally do not provide an implicit rate, we use a collateralized incremental borrowing rate (“IBR”)

to determine the present value of lease payments. This analysis considers qualitative and quantitative factors. We adjust our selected IBR quarterly with a company-specific yield curve that approximates our market risk profile. The collateralized IBR is also based upon the estimated impact that the collateral has on the IBR.
Valuation of Deferred Income Tax Assets. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to the years in which those differences are expected to be recovered or settled. Deferred tax assets are recognized to the extent we believe these assets will more likely than not be realized. In evaluating the realizability of our net deferred tax assets, we perform an assessment of positive and negative evidence, as required by ASC 740. ASC 740 prescribes that objective historical evidence, in particular our three-year cumulative loss position at January 2, 2022, be given a greater weight than subjective evidence, including our forecast of future taxable income, which include assumptions that cannot be objectively verified. In determining the likelihood of future realization of the deferred income tax assets as of January 2, 2022 and January 3, 2021 we considered both positive and negative evidence and weighted the effect of such evidence based upon its objectivity. Based on the required weight of evidence under ASC 740, as of January 2, 2022 we determined that a valuation allowance was needed for certain income tax credits in the amount of $24.4 million as they may expire prior to their utilization. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as projections for growth. We will continue to monitor and evaluate the positive and negative evidence considered in arriving at the above conclusion, in order to assess whether such conclusion remains appropriate in future periods.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are exposed to market risk associated with fluctuations in interest rates, primarily limited to borrowings under our Senior Credit Facilities in excess of the amounts covered by our interest rate swap. At January 2, 2022, there were outstanding borrowings of $171.9 million under our Senior Credit Facilities of which $120 million was fixed according to the terms of our interest rate swap. A 1% change in interest rates would have resulted in a $2.8 million change to interest expense for the year ended January 2, 2022 and a $3.3 million change to interest expense for the year ended January 3, 2021.
At January 2, 2022, borrowings under the Senior Credit Facilities bore interest as follows (all terms as defined in our Senior Credit Facilities):
(i) Revolving Credit Facility: at a rate per annum equal to (a) the Alternate Base Rate (as defined in the Senior Credit Facilities) plus 2.50% or (b) LIBOR Rate (as defined in the Senior Credit Facilities) plus 3.50%.
(ii) Term Loan B Facility borrowings: at a rate per annum equal to (a) the Alternate Base Rate (as defined in the Senior Credit Facilities) plus 2.25% or (b) LIBOR Rate (as defined in the Senior Credit Facilities) plus 3.25%.
As of January 2, 2022, there were no revolving credit borrowings outstanding and $9.0 million of letters of credit issued under the Revolving Credit Facility. After reserving for issued letters of credit and outstanding revolving credit borrowings, $206.0 million was available for revolving credit borrowings under the Revolving Credit Facility at January 2, 2022.
Commodity Price Risk
We are exposed to market price fluctuations in beef and other food product prices caused by weather, market conditions, including sourcing of various products internationally, and other factors which are not considered predictable or within our control. Given the historical volatility of beef and other food product prices, this exposure can impact our food and beverage costs. Although many of the products purchased are subject to changes in commodity prices, certain purchasing contracts or pricing arrangements have been negotiated in advance to minimize price volatility. Where possible, these types of purchasing techniques to control costs are used as an alternative to using financial instruments to hedge commodity prices. We are dependent on our national purchasing cooperatives, RSI for the Burger King system and SMS for the Popeyes system, for sourcing our products and related supplies and managing relationships with approved distributors. In many cases, we believe we will be able to address commodity cost increases that are significant and appear to be long-term in nature by adjusting our menu pricing. However, long-term increases in commodity prices may result in lower restaurant-level operating margins.
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
Evaluation of Disclosure Controls and Procedures. We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 2, 2022.
Changes in Internal Control over Financial Reporting. No changes occurred in our internal control over financial reporting during the fourth quarter of 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Management has evaluated the effectiveness of its internal control over financial reporting as of January 2, 2022 based on the criteria set forth in a report entitled Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, we have concluded that, as of January 2, 2022, our internal control over financial reporting was effective based on those criteria.
Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on the effectiveness of our internal control over financial reporting and their report is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Carrols Restaurant Group, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Carrols Restaurant Group, Inc. and subsidiaries (the “Company”) as of January 2, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 2, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and consolidated financial statement schedule listed in the Index at Item 15(a)2 as of and for the year ended January 2, 2022 of the Company and our report dated March 10, 2022 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ Deloitte & Touche LLP

Rochester, New York
March 10, 2022

ITEM 9B. OTHER INFORMATION
None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference from our Definitive Proxy Statement to be filed in connection with the 2022 Annual Meeting of Stockholders.

We have adopted a written code of ethics applicable to our directors, officers and employees in accordance with the rules of The NASDAQ Stock Market and the SEC. We make our code of ethics available free of charge through our internet website, www.carrols.com. We will disclose on our website amendments to or waivers from our code of ethics in accordance with all applicable laws and regulations.
ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference from our Definitive Proxy Statement to be filed in connection with the 2022 Annual Meeting of Stockholders.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from our Definitive Proxy Statement to be filed in connection with the 2022 Annual Meeting of Stockholders.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR

Incorporated by reference from our Definitive Proxy Statement to be filed in connection with the 2022 Annual Meeting of Stockholders.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Incorporated by reference from our Definitive Proxy Statement to be filed in connection with the 2022 Annual Meeting of Stockholders.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements - Carrols Restaurant Group, Inc. and Subsidiary

(a) (2) Financial Statement Schedule

Schedule	Description	Page

II	Valuation and Qualifying Accounts	F-40
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

4.10	Description of Capital Stock (incorporated by reference to Carrols Restaurant Group, Inc.'s Annual Report on Form 10-K filed on March 11, 2021)
4.11
Indenture governing the 5.875% Senior Notes due 2029, dated as of June 28, 2021, among Carrols Restaurant Group, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 10.1 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on June 30, 2021)

4.12	Form of 5.875% Senior Notes due 2029 (incorporated by reference to Exhibit 4.11)
10.1	Carrols Corporation Retirement Savings Plan dated April 1, 1999 (incorporated by reference to Exhibit 10.29 to Carrols Corporation's 1999 Annual Report on Form 10-K) †
10.2	Carrols Corporation Retirement Savings plan July 1, 2002 Restatement (incorporated by reference to Exhibit 10.29 to Carrols Corporation's September 29, 2002 Quarterly Report on Form 10-Q) †
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
10.11
Form of Agreement, by and among Carrols Restaurant Group, Inc., Madison Dearborn Capital Partners, L.P., Madison Dearborn Capital Partners, II, L.P., BIB Holdings (Bermuda) Ltd., Alan Vituli, Daniel T. Accordino and Joseph A. Zirkman (incorporated by reference to Exhibit 10.31 to Carrols Restaurant Group Inc.'s Registration Statement on Form S-1, as amended (Registration No. 333-137524))

10.12
Form of Amendment No. 1 to Registration Agreement, by and among Carrols Restaurant Group, Inc., Madison Dearborn Capital Partners, L.P., Madison Dearborn Capital Partners, II, L.P., BIB Holdings (Bermuda) Ltd., Alan Vituli, Daniel T. Accordino and Joseph A. Zirkman (incorporated by reference to Exhibit 10.32 to Carrols Restaurant Group Inc.'s Registration Statement on Form S-1, as amended (Registration No. 333-137524))

10.13
Employment Agreement dated as of December 22, 2011 among Carrols Restaurant Group, Inc., Carrols LLC and Daniel T. Accordino (incorporated by reference to Exhibit 10.1 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on December 27, 2011) †

10.14
First Amendment to Employment Agreement, dated as of September 6, 2013, among Carrols Restaurant Group, Inc., Carrols LLC and Daniel T. Accordino (incorporated by reference to Exhibit 10.1 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on September 11, 2013) †

10.15
Amended and Restated Carrols Corporation and Subsidiaries Deferred Compensation Plan dated December 1, 2008 (incorporated by reference to Exhibit 10.23 to Carrols Restaurant Group's and Carrols Corporation's 2008 Annual Report on Form 10-K) †

10.16
Separation and Distribution Agreement dated as of April 24, 2012 among Carrols Restaurant Group, Inc., Carrols Corporation, Carrols LLC and Fiesta Restaurant Group, Inc. (incorporated by reference to Exhibit 10.1 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on April 26, 2012)

10.17
Tax Matters Agreement dated as of April 24, 2012 among Carrols Restaurant Group, Inc., Carrols Corporation, Carrols LLC and Fiesta Restaurant Group, Inc. (incorporated by reference to Exhibit 10.2 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on April 26, 2012)

10.18
Employee Matters Agreement dated as of April 24, 2012 among Carrols Restaurant Group, Inc., Carrols Corporation, Carrols LLC and Fiesta Restaurant Group, Inc. (incorporated by reference to Exhibit 10.3 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on April 26, 2012)

10.19
Transition Services Agreement dated as of April 24, 2012 among Carrols Restaurant Group, Inc., Carrols Corporation, Carrols LLC and Fiesta Restaurant Group, Inc. (incorporated by reference to Exhibit 10.4 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on April 26, 2012)

10.20
Amendment No. 1 to Asset Purchase Agreement, dated as of May 30, 2012, among Carrols Restaurant Group, Inc., Carrols LLC and Burger King Corporation (incorporated by reference to Exhibit 10.3 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on June 1, 2012)

10.21
Second Lien Security Agreement, dated as of April 29, 2015, among Carrols Restaurant Group, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as collateral agent (incorporated by reference to Exhibit 10.1 to Carrols Restaurant Group, Inc.'s Quarterly Report on Form 10-Q filed on May 6, 2015)

10.22
Preferred Stock Exchange Agreement between Carrols Restaurant Group, Inc. and Burger King Corporation, dated as of November 30, 2018 (incorporated by reference to Exhibit 10.1 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on December 3, 2018)

10.23
Form of Area Development and Remodeling Agreement between Carrols LLC, Carrols Restaurant Group, Inc. and Burger King Corporation (incorporated by reference to Exhibit 10.1 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on February 25, 2019)

10.24
Credit Agreement dated as of April 30, 2019 among Carrols Restaurant Group, Inc., the guarantors named therein, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on May 6, 2019)

10.25
First Amendment to Credit Agreement dated as of December 13, 2019 among Carrols Restaurant Group, Inc., the guarantors named therein, Wells Fargo Bank, National Association, as administrative agent and the lenders party thereto (incorporated by reference to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on December 18, 2019)

10.26
Security Agreement dated as of April 30, 2019 among Carrols Restaurant Group, Inc., the guarantors named therein, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.2 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on May 6, 2019)

10.27
Voting Agreement dated as of April 30, 2019 among Carrols Restaurant Group, Inc., Burger King Corporation, Blue Holdco 1, LLC and Cambridge Franchise Holdings, LLC (incorporated by reference to Exhibit 10.3 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on May 6, 2019)

10.28
Consent Agreement dated as of April 30, 2019 among Carrols Restaurant Group, Inc., Carrols Holdco Inc., Carrols Corporation, Burger King Corporation and Blue Holdco 1, LLC (incorporated by reference to Exhibit 10.4 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on May 6, 2019)

10.29
Development Agreement dated as of October 9, 2017 between Popeyes Louisiana Kitchen Inc. and Cambridge Quality Chicken LLC (incorporated by reference to Exhibit 10.1 to Carrols Restaurant Group, Inc.'s Quarterly Report on Form 10-Q filed on May 10, 2019)

10.30
First Amendment to Development Agreement dated as of June 27, 2018 among Popeyes Louisiana Kitchen Inc., Cambridge Quality Chicken, LLC, Frayser Quality, LLC, Cambridge Chicken Holdings, LLC, Matt Perelman and Alex Sloane (incorporated by reference to Exhibit 10.2 to Carrols Restaurant Group, Inc.'s Quarterly Report on Form 10-Q filed on May 10, 2019)

10.31
Offer Letter dated as of November 20, 2019 between Carrols Restaurant Group, Inc. and Anthony Hull (incorporated by reference to Exhibit 3.3 to Carrols Restaurant Group, Inc's Annual Report on Form 10-K filed on March 13, 2020)†

10.32
Second Amendment to Credit Agreement dated as of March 25, 2020 among Carrols Restaurant Group, Inc., certain subsidiaries party thereto, Wells Fargo Bank, National Association and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Carrols Restaurant Group, Inc.'s Quarter Report on Form 10-Q filed on May 7, 2020)

10.33
Third Amendment to Credit Agreement dated as of April 8, 2020 among Carrols Restaurant Group, Inc., certain subsidiaries party thereto, Wells Fargo Bank, National Association and the lenders party thereto (incorporated by reference to Exhibit 10.2 to Carrols Restaurant Group, Inc.'s Quarter Report on Form 10-Q filed on May 7, 2020)

10.34
Form of Fourth Amendment to Credit Agreement dated as of April 16, 2020 among Carrols Restaurant Group, Inc., certain subsidiaries party thereto, Wells Fargo Bank, National Association and the lenders party thereto (incorporated by reference to Exhibit 10.3 to Carrols Restaurant Group, Inc.'s Quarter Report on Form 10-Q filed on May 7, 2020)

10.35
Letter Agreement dated as of March 25, 2020 among Carrols Restaurant Group, Inc., Wells Fargo Securities LLC, Wells Fargo Bank, National Association and Trust Bank (incorporated by reference to Exhibit 10.4 to Carrols Restaurant Group, Inc.'s Quarter Report on Form 10-Q filed on May 7, 2020)

10.36
Fifth Amendment to Credit Agreement dated as of June 23, 2020 among Carrols Restaurant Group, Inc., certain subsidiaries party thereto, Wells Fargo Bank, National Association and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Carrols Restaurant Group, Inc.'s Quarter Report on Form 10-Q filed on August 6, 2020)

10.37
Amendment to Carrols Restaurant Group, Inc. 2016 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Carrols Restaurant Group, Inc.'s Quarterly Report on Form 10-Q filed on November 5, 2020)†

10.38
Amended and Restated Area Development Agreement dated as of January 4, 2021 among Carrols Restaurant Group, Inc., Carrols Holdco Inc., Carrols Corporation, Carrols LLC and Burger King Corporation (incorporated by reference to Exhibit 10.1 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on January 8, 2021)

10.39
Employment Agreement dated as of February 9, 2021 between Carrols Restaurant Group, Inc. and Carl Hauch (incorporated by reference to Exhibit 10.1 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on February 9, 2021)†

10.40	Form of Restricted Stock Inducement Award Agreement (incorporated by reference to Exhibit 10.2 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on February 9, 2021)†
10.41
Termination of Development Agreement and General Release dated March 17, 2021 by and among Popeyes Louisiana Kitchen, Inc., Cambridge Quality Chicken, LLC, Cambridge Chicken Holdings, LLC and Frayser Quality, LLC (incorporated by reference to Exhibit 10.1 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on March 19, 2021)

10.42
Amendment No.1 to Registration Rights and Stockholders' Agreement dated as of April 1, 2021 between Carrols Restaurant Group, Inc. and Cambridge Franchise Holdings, LLC (incorporated by reference to Exhibit 4.1 to Carrols Restaurant Group, Inc.'s Quarterly Report on Form 10-Q filed on May 13, 2021)

10.43
Sixth Amendment to Credit Agreement dated as of April 6, 2021 among Carrols Restaurant Group, Inc., certain subsidiaries party thereto, Wells Fargo Bank, National Association and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Carrols Restaurant Group, Inc.'s Quarterly Report on Form 10-Q filed on May 13, 2021)

10.44
Offer Letter dated October 4, 2018 between Carrols Restaurant Group, Inc. and Nathan Mucher (incorporated by reference to Exhibit 10.2 to Carrols Restaurant Group, Inc.'s Quarterly Report on Form 10-Q filed on May 13, 2021)†

10.45
Second Amendment to Carrols Restaurant Group, Inc. 2016 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on June 22, 2021) (incorporated by reference to Exhibit 10.1 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on June 22, 2021) †

10.46
Form of Seventh Amendment to Credit Agreement dated as of June 28, 2021 among Carrols Restaurant Group, Inc., certain subsidiaries party thereto, Wells Fargo Bank, National Association and the lenders party thereto (incorporated by reference to Exhibit 10.2 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on June 30, 2021)

10.47
Form of Change of Control and Severance Agreement (entered into by each of Anthony Hull, Jared Landaw and Nathan Mucher) (incorporated by reference to Exhibit 10.1 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on July 1, 2021) (incorporated by reference to Exhibit 10.1 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on July 1, 2021) †

10.48
Form of Eighth Amendment to Credit Agreement dated as of September 30, 2021 among Carrols Restaurant Group, Inc., certain subsidiaries party thereto, Wells Fargo Bank, National Association and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on September 30, 2021)

10.49
Separation and Release of Claims Agreement dated as of August 2, 2021 between Carrols Restaurant Group, Inc. and Carl Hauch (incorporated by reference to Exhibit 10.1 to Carrols Restaurant Group, Inc.'s Quarterly Report on Form 10-Q filed on November 10, 2021) †

10.50
Transition Agreement dated as of September 23, 2021 among Carrols Restaurant Group, Inc., Carrols LLC and Daniel T. Accordino (incorporated by reference to Exhibit 10.2 to Carrols Restaurant Group, Inc.'s Quarterly Report on Form 10-Q filed on November 10, 2021) †

10.51	Form of Retention Bonus Agreement (incorporated by reference to Exhibit 10.1 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on December 20, 2021) †
10.52	Offer Letter dated as of February 18, 2022 between Carrols Restaurant Group, Inc. and Paulo Pena † #
10.53	Form of Change of Control and Severance Agreement among Carrols Restaurant Group, Inc., Carrols Holdo Inc., Carrols Corporation, Carrols LLC and Paulo Pena † #
10.54	Offer Letter dated January 13, 2021 between Carrols Restaurant Group, Inc. and Jared Landaw † #
21.1	List of Subsidiaries #
23.1	Consent of Deloitte & Touche LLP #

31.1	Chief Executive Officer's Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Carrols Restaurant Group, Inc.#
31.2	Chief Financial Officer's Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Carrols Restaurant Group, Inc.#
32.1	Chief Executive Officer's Certificate Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Carrols Restaurant Group, Inc.#
32.2	Chief Financial Officer's Certificate Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Carrols Restaurant Group, Inc.#
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
#    Filed herewith.
†    Compensatory plan or arrangement

ITEM 16. FORM 10-K SUMMARY
None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Carrols Restaurant Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Carrols Restaurant Group, Inc. and subsidiaries (the "Company") as of January 2, 2022 and January 3, 2021, the related consolidated statements of comprehensive income (loss), changes in stockholders' equity, and cash flows for each of the three years in the period ended January 2, 2022, and the related notes and the schedule listed in the Index at Item 15(a)2 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 2, 2022 and January 3, 2021, and the results of its operations and its cash flows for each of the three years in the period ended January 2, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 2, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2022 expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Impairment of Long-Lived Assets and Other Lease Charges – Refer to Notes 1 and 6 to the financial statements

Critical Audit Matter Description

As disclosed in the consolidated financial statements property and equipment, net were $337.7 million as of January 2, 2022. Impairment is reviewed whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable. As discussed in Note 5 to the financial statements, the Company recognized impairment and other lease charges for long-lived assets of $4.5 million during the year ended January 2, 2022.

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

Goodwill – Refer to Notes 1 and 5 to the financial statements

Critical Audit Matter Description

The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value.

As disclosed in the consolidated financial statements the Company’s consolidated goodwill balance was $124.5 million as of January 2, 2022.Goodwill is tested for impairment annually, or more frequently when events and circumstances indicate that the carrying amount may be impaired.

The Company determined the initial decline in market value below the Company's net asset value during the third quarter of 2021 was a sufficient indicator to trigger an interim goodwill impairment analysis as of the end of the eighth month of the Company's fiscal year. The Company used the market and income approaches to determine the fair value of its Burger King and Popeyes reporting units and determined that the fair value of the Burger Kings and Popeye’s operations reporting unit exceeded its carrying value as of the measurement date and, therefore, no impairment was recognized.

We identified the impairment evaluation of goodwill for the Burger King and Popeye’s operating unit as a critical audit matter because of the significant judgments made by management to estimate the fair value of this reporting unit. Performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to forecasted financial information, the discount rate, and market multiples required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit:

Our audit procedures related to management’s judgments related to forecasts of future revenues, cost of sales, expenses, and weighted-average cost of capital for the Burger King and Popeyes reporting units included the following, among others:

•We tested the effectiveness of controls over management’s goodwill impairment assessment, including those over the determination of the fair value of the Burger King and Popeyes reporting units, such as controls related to management’s forecasted financial information, the discount rate and market multiples.
•We evaluated management’s ability to accurately forecast future sales growth and operating profit by comparing actual results to management’s historical forecasts.
•We evaluated the reasonableness of management’s projected restaurant sales and earnings before interest, taxes, depreciation and amortization (“EBITDA”) margins forecasts by comparing forecasts to (1) the actual historical results of the Burger King and Popeyes reporting units, (2) internal communications amongst management and the Board of Directors, (3) external communications made by management to analysts and investors, (4) evidence obtained throughout the audit, and (5) industry reports discussing the operating forecasts for the restaurant and quick service restaurant industries.

With the assistance of our fair value specialists, we:
•evaluated the valuation assumptions, including the selected discount rate and market multiples;
•tested the underlying source information and the mathematical accuracy of the calculation;
•developed a range of independent estimates and compared those to the discount rate selected by management.

/s/ Deloitte & Touche LLP

Rochester, New York
March 10, 2022

We have served as the Company's auditor since 2005.

CARROLS RESTAURANT GROUP, INC.
CONSOLIDATED BALANCE SHEETS
AS OF JANUARY 2, 2022 AND JANUARY 3, 2021
(In thousands, except share and per share amounts)

	January 2, 2022	January 3, 2021
ASSETS
Current assets:
Cash and cash equivalents	$29,151	$64,964
Trade and other receivables	16,644	19,862
Inventories	14,023	11,595
Prepaid rent	1,581	8,046
Prepaid expenses and other current assets	6,802	7,309
Refundable income taxes	147	169
Total current assets	68,348	111,945
Property and equipment, net (Note 4)	337,702	349,555
Franchise rights, net (Note 5)	326,769	334,597
Goodwill (Note 5)	124,451	122,619
Franchise agreements, at cost less accumulated amortization of $14,608 and $14,653, respectively	30,788	31,584
Operating right-of-use assets, net (Note 8)	791,763	799,962
Other assets	7,243	6,823
Total assets	$1,687,064	$1,757,085
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and finance lease liabilities (Note 9)	$5,794	$5,525
Current portion of operating lease liabilities (Note 8)	44,688	41,815
Accounts payable	31,164	27,596
Accrued interest	9,433	656
Accrued payroll, related taxes and benefits	50,855	49,417
Accrued real estate taxes	8,256	7,774
Other current liabilities	18,433	23,558
Total current liabilities	168,623	156,341
Long-term debt and finance lease liabilities, net of current portion (Note 9)	465,317	475,695
Operating lease liabilities (Note 8)	802,959	809,969
Deferred income taxes, net (Note 11)	7,617	11,362
Accrued postretirement benefits	1,552	1,523
Other liabilities (Note 7)	26,772	30,663
Total liabilities	1,472,840	1,485,553
Commitments and contingencies (Note 15)
Stockholders’ equity (Note 13):
Preferred stock, par value $.01; authorized 20,000,000 shares, issued and outstanding—100 shares	—	—
Voting common stock, par value $.01; authorized—100,000,000 shares, issued—53,374,341 and 52,653,964 shares, respectively, and outstanding—49,932,558 and 49,389,382 shares, respectively	520	515
Additional paid-in capital	287,816	306,469
Accumulated deficit	(61,396)	(18,367)
Accumulated other comprehensive income (loss)	1,411	(3,015)
Treasury stock, at cost	(14,127)	(14,070)
Total stockholders’ equity	214,224	271,532
Total liabilities and stockholders’ equity	$1,687,064	$1,757,085
See accompanying notes to consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
YEARS ENDED JANUARY 2, 2022, JANUARY 3, 2021 AND DECEMBER 29, 2019
(In thousands, except share and per share amounts)

	January 2, 2022	January 3, 2021	December 29, 2019
Revenue:
Restaurant sales	$1,652,370	$1,547,502	$1,452,516
Other revenue	—	—	10,249
Total revenue	1,652,370	1,547,502	1,462,765
Costs and expenses:
Food, beverage and packaging costs	499,685	452,738	431,969
Restaurant wages and related expenses	549,933	498,127	485,278
Restaurant rent expense (Note 8)	122,662	118,444	107,147
Other restaurant operating expenses	257,774	236,059	227,364
Advertising expense	65,433	60,735	58,689
General and administrative (including stock-based compensation expense of $6,234, $5,223 and $5,753, respectively)	83,660	84,051	84,734
Depreciation and amortization	80,798	81,727	74,674
Impairment and other lease charges (Note 6)	4,470	12,778	3,564
Other income, net (Note 10)	(1,186)	(1,271)	(1,911)
Total operating expenses	1,663,229	1,543,388	1,471,508
Income (loss) from operations	(10,859)	4,114	(8,743)
Interest expense	28,791	27,283	27,856
Loss on extinguishment of debt (Note 9)	8,538	—	7,443
Loss before income taxes	(48,188)	(23,169)	(44,042)
Provision (benefit) for income taxes (Note 11)	(5,159)	6,294	(12,123)
Net loss	$(43,029)	$(29,463)	$(31,919)
Basic and diluted net loss per share (Note 14)	$(0.86)	$(0.58)	$(0.74)
Weighted average common shares outstanding:
Basic and diluted	49,899,274	50,751,185	43,421,715
Comprehensive loss, net of tax:
Net loss	$(43,029)	$(29,463)	$(31,919)
Other comprehensive income (loss)	4,426	(5,284)	1,268
Comprehensive loss	$(38,603)	$(34,747)	$(30,651)

See accompanying notes to consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED JANUARY 2, 2022, JANUARY 3, 2021 AND DECEMBER 29, 2019
(In thousands, except share and per share amounts)

							Accumulated
					Additional	Retained	Other			Total
	Common Stock		Preferred Stock		Paid-In	Earnings	Comprehensive	Treasury Stock		Stockholders'
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Income (Loss)	Shares	Amount	Equity
Balance at December 30, 2018	35,742,427	$357	100	$—	$150,459	$35,511	$(646)	—	$(141)	$185,540
Stock-based compensation	—	—	—	—	5,753	—	—	—	—	5,753
Vesting of non-vested shares	492,135	4	—	—	(4)	—	—	—	—	—
Issuance of common and preferred stock	7,364,413	74	10,000	—	145,259	—	—	—	—	145,333
Purchase of treasury stock	—	—	—	—	—	—	—	553,112	(4,017)	(4,017)
Retirement of treasury stock	—	—	—	—	(141)	—	—	—	141	—
Conversion of preferred stock to common stock	7,450,402	75	(10,000)	—	(75)	—	—	—	—	—
Net loss	—	—	—	—	—	(31,919)	—	—	—	(31,919)
Adoption of ASC 842, net of taxes (Note 2)	—	—	—	—	—	7,504	—	—	—	7,504
Change in postretirement benefit obligations, net of income tax of $420	—	—	—	—	—	—	1,268	—	—	1,268
Balance at December 29, 2019	51,049,377	$510	100	$—	$301,251	$11,096	$622	553,112	$(4,017)	$309,462
Stock-based compensation	—	—	—	—	5,223	—	—	—	—	5,223
Vesting of non-vested shares and restricted stock units	436,739	5	—	—	(5)	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	—	—	1,543,622	(10,053)	(10,053)
Net loss	—	—	—	—	—	(29,463)	—	—	—	(29,463)
Change in valuation of interest rate swap, net of income tax of $1,841 (Note 9)	—	—	—	—	—	—	(4,221)	—	—	(4,221)
Change in postretirement benefit obligations, net of income tax of $194	—	—	—	—	—	—	584	—	—	584
Balance at January 3, 2021	51,486,116	$515	100	$—	$306,469	$(18,367)	$(3,015)	2,096,734	$(14,070)	$271,532
Stock-based compensation	—	—	—	—	6,234	—	—	—	—	6,234
Vesting of non-vested shares and restricted stock units	551,395	5	—	—	(5)	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	—	—	8,219	(57)	(57)
Special cash dividend	—	—	—	—	(24,882)	—	—	—	—	(24,882)
Net loss	—	—	—	—	—	(43,029)	—	—	—	(43,029)
Change in valuation of interest rate swap, net of income tax of $2,002 (Note 9)	—	—	—	—	—	—	4,710	—	—	4,710
Change in postretirement benefit obligation, net of income tax of $94	—	—	—	—	—	—	(284)	—	—	(284)
Balance at January 2, 2022	52,037,511	$520	100	$—	$287,816	$(61,396)	$1,411	2,104,953	$(14,127)	$214,224

See accompanying notes to consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JANUARY 2, 2022, JANUARY 3, 2021 AND DECEMBER 29, 2019
(In thousands)

	January 2, 2022	January 3, 2021	December 29, 2019
Cash flows from operating activities:
Net loss	$(43,029)	$(29,463)	$(31,919)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on disposals of property and equipment, including sale-leasebacks	8	(994)	(74)
Stock-based compensation	6,234	5,223	5,753
Impairment and other lease charges	4,470	12,778	3,564
Depreciation and amortization	80,798	81,727	74,674
Amortization of deferred financing costs	2,446	2,170	1,694
Amortization of bond premium and discount on debt	487	539	(80)
Deferred income taxes	(5,123)	6,026	(11,982)
Non-cash loss on extinguishment of debt	8,538	—	129
Changes in other operating assets and liabilities:
Refundable income taxes	22	115	(284)
Trade and other receivables	3,218	(6,417)	(523)
Accounts payable	1,100	(5,927)	1,196
Accrued interest	8,777	(245)	(2,917)
Accrued payroll, related taxes and benefits	1,438	18,103	(538)
Other liabilities	903	10,993	238
Change in operating right-of-use assets and operating lease liabilities, net	8,147	10,906	3,980
Other	(7,563)	(1,589)	5,797
Net cash provided by operating activities	70,871	103,945	48,708
Cash flows used for investing activities:
Capital expenditures:
New restaurant development	(9,000)	(17,824)	(53,596)
Restaurant remodeling	(16,712)	(15,317)	(50,383)
Other restaurant capital expenditures	(17,045)	(13,064)	(18,922)
Corporate and restaurant information systems	(9,006)	(10,685)	(11,978)
Total capital expenditures	(51,763)	(56,890)	(134,879)
Acquisition of restaurants, net of cash acquired (Note 3)	(30,819)	—	(130,646)
Proceeds from sale of other assets	229	—	—
Proceeds from insurance recoveries	1,523	2,071	323
Properties purchased for sale-leaseback	—	(15,537)	(1,207)
Proceeds from sale-leaseback transactions	22,251	22,499	48,364
Net cash used for investing activities	(58,579)	(47,857)	(218,045)
Cash flows from financing activities:
Proceeds from issuance of 5.875% Senior Notes due 2029	300,000	—	—
Principal payments on Term B and B-1 Loans	(321,375)	(4,625)	(2,125)
Proceeds from issuance of Term B and B-1 Loans	—	71,250	422,875
Retirement of 8% Senior Secured Second Lien Notes	—	—	(280,500)
Borrowings under revolving credit facility	47,063	150,000	436,000
Repayments under revolving credit facility	(47,063)	(195,750)	(390,250)
Proceeds from lease financing obligations	4,594	—	—
Special cash dividend paid	(24,882)	—	—
Principal payments on finance lease liabilities	(981)	(1,617)	(2,170)
Costs associated with financing long-term debt	(5,404)	(3,303)	(11,516)
Purchase of treasury shares	(57)	(10,053)	(4,017)
Net cash provided by (used for) financing activities	(48,105)	5,902	168,297
Net increase (decrease) in cash and cash equivalents	(35,813)	61,990	(1,040)
Cash and cash equivalents, beginning of period	64,964	2,974	4,014
Cash and cash equivalents, end of period	$29,151	$64,964	$2,974

	January 2, 2022	January 3, 2021	December 29, 2019
Supplemental disclosures:
Interest paid on long-term debt	$16,976	$24,714	$29,055
Interest paid on lease financing obligations	104	104	104
Accruals for capital expenditures	2,858	1,241	15,062
Common stock issued for consideration in acquisition	—	—	145,333
Income taxes paid (refunded), net	(13)	153	144
Finance lease obligations acquired or incurred	6,383	754	49

See accompanying notes to consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JANUARY 2, 2022, JANUARY 3, 2021 AND DECEMBER 29, 2019
(Tabular amounts in thousands, except share and per share amounts)

1. Business Description
At January 2, 2022 Carrols Restaurant Group, Inc. ("Carrols Restaurant Group") operated, as franchisee, 1,026 Burger King restaurants in 23 Northeastern, Midwestern, Southcentral and Southeastern states and 65 Popeyes restaurants in seven Southeastern states. Carrols Restaurant Group is a holding company and conducts all of its operations through its direct and indirect wholly-owned subsidiaries Carrols Corporation and New CFH, LLC and their wholly-owned subsidiaries. Carrols Corporation's material direct and indirect wholly-owned subsidiaries include its wholly-owned subsidiary Carrols LLC, a Delaware limited liability company. New CFH LLC's material direct and indirect wholly-owned subsidiaries include Frayser Quality, LLC and Nashville Quality, LLC (and together with New CFH, LLC's immaterial direct and indirect subsidiaries, collectively, "New CFH"). Unless the context otherwise requires, Carrols Restaurant Group and its direct and indirect wholly-owned subsidiaries are collectively referred to as the “Company.”
COVID-19. In March 2020, the World Health Organization declared the COVID-19 outbreak to be a global pandemic. The COVID-19 pandemic has significantly impacted the communities the Company's restaurants operate in as federal, state and local governments have taken a series of actions to contain its spread. In March 2020, the Company closed its dining rooms in all restaurants and modified operating hours in line with local ordinances and day-part sales trends. Over the course of the pandemic, each restaurant has operated according to its respective local governmental guidelines as well as safety procedures developed by Burger King and Popeyes. The COVID-19 pandemic and its impact on restaurants in communities in which the Company operates continues to evolve. During 2021, we saw a modest shift in guests returning to dining rooms, with take-out and dine-in representing approximately 14% of net sales in December of 2021, as compared to 10% of net sales in December of 2020 and 30% of net sales for all of 2019.
2. Significant Accounting Policies
Basis of Consolidation. The accompanying consolidated financial statements include the accounts of the Company and its direct and indirect wholly-owned subsidiaries. All intercompany transactions have been eliminated in consolidation.
Fiscal Year. The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. The fiscal years ended January 2, 2022 and December 29, 2019 each contained 52 weeks and the fiscal year ended January 3, 2021 contained 53 weeks.
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
Cash and Cash Equivalents. The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. At both January 2, 2022 and January 3, 2021, the Company did not have any cash invested in money market funds which are classified as cash equivalents on the consolidated balance sheets.
Inventories. Inventories, consisting primarily of food, beverage, and paper supplies, are stated at the lower of cost determined on the first-in, first-out method or net realizable value. Net realizable value is determined as the estimated selling price in the normal course of business minus the cost of disposal and transportation.

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED JANUARY 2, 2022, JANUARY 3, 2021 AND DECEMBER 29, 2019
(Tabular amounts in thousands, except share and per share amounts)
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
The Company estimates that the seller's carrying value of acquired restaurant equipment, subject to certain adjustments, is equivalent to fair value of this equipment at the date of the acquisition. The fair values of assumed franchise agreements are valued as if the remaining term of the agreement is at the market rate. The fair values of acquired land, buildings, certain leasehold improvements, and restaurant equipment subject to finance leases are determined using both the cost approach and market approach and include significant inputs observable in the open market. The Company categorizes these inputs as Level 2 inputs under ASC 820. The fair value of acquired franchise rights and favorable or unfavorable lease positions are determined using the income approach and includes unobservable inputs. The Company categorizes these inputs as Level 3 inputs under ASC 820.
Franchise Agreements. Fees for initial franchises and renewals are amortized using the straight-line method over the term of the agreement, which is generally twenty years.
Franchise Rights. To determine the fair value attributable to franchise rights of restaurant acquisitions, the Company estimates the acquired restaurants' future earnings, discounts those earnings using an appropriate market discount rate and subtracts a contributory charge for net working capital, property and equipment and assembled workforce. Amounts allocated to franchise rights for each acquisition are amortized using the straight-line method over the average remaining term of the acquired franchise agreements plus one twenty-year renewal period. The Company assesses the potential impairment of franchise rights whenever events or changes in circumstances indicate that the carrying value may not be recoverable, which include consideration of the impact of a decline in the Company's market value. If an indicator of impairment exists, an estimate of the aggregate undiscounted cash flows from the acquired restaurants is compared to the respective carrying value of franchise rights for each acquisition. If an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value.

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED JANUARY 2, 2022, JANUARY 3, 2021 AND DECEMBER 29, 2019
(Tabular amounts in thousands, except share and per share amounts)
Goodwill. Goodwill represents the excess of purchase price over the value assigned to the net tangible and identifiable intangible assets of the businesses acquired. Goodwill is not amortized, but is tested for impairment annually, or more frequently when events and circumstances indicate that the carrying amount may be impaired. Due to the proximity of an interim goodwill impairment analysis date in 2021 to the Company's annual assessment date, and to allow for a greater amount of time to analyze the assessment of goodwill in advance of the Company's annual report filing deadline in future years, the Company updated its accounting policy to shift the annual impairment test from the last day of the fiscal year to the last day of the eighth month of the fiscal year in 2021 and future fiscal years. This change in date of the annual impairment test is preferable and is not deemed material as the new measurement date of the eighth month of the fiscal year is in relative close proximity to the previous measurement date and the year-end balance sheet date, is not expected to materially impact the goodwill analysis, and allows for more timely financial reporting on these estimates. See Note 5 to the consolidated financial statements.
Impairment of Long-Lived Assets. The Company assesses the potential impairment of long-lived assets, principally property and equipment, by determining whether the carrying value of these assets can be recovered over their respective remaining useful lives through undiscounted future operating cash flows. Impairment is reviewed whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable. Impairment indicators at the restaurant level include low operating cash flows, declining sales and if the ratio of trailing twelve months cash flows extended over the remaining lease term does not exceed the net book value of the asset group. Impairment indicators on a consolidated basis includes consideration of any impact from a decline in the Company's market value.
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
Variable lease components represent amounts that are contractually fixed as a percentage of sales and are recognized in expense as incurred. Leases with a term of 12 months or less are not recorded on the consolidated balance sheet and are recognized as lease expense on a straight-line basis over the lease term. The Company does not account for lease components (e.g., fixed payments including rent) separately from the non-lease components (e.g. common area maintenance).
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

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED JANUARY 2, 2022, JANUARY 3, 2021 AND DECEMBER 29, 2019
(Tabular amounts in thousands, except share and per share amounts)
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
Lease Financing Obligations. Lease financing obligations pertain to sale-leaseback transactions where the Company is involved in the construction of the asset it is leasing and one sale-leaseback transaction accounted for under the financing method.
To the extent the Company is involved with the construction of an asset it is leasing and receives proceeds associated with the sale of such asset prior to completing construction, costs incurred as of the consolidated balance sheet date are recorded within property and equipment and a lease financing obligation representing sale proceeds from the lessor is recorded in other long-term liabilities. Once construction is complete, the accounting requirements for a sale-leaseback transaction are considered. If the arrangement does not qualify for sale-leaseback accounting treatment, it is accounted for as a financing transaction. If an arrangement meets the requirements for sale-leaseback treatment, the Company will record a gain or loss on the sale and derecognize the completed construction assets and lease financing obligation. As of January 2, 2022, lease financing obligations included $4.6 million associated with this type of arrangement.
The Company accounts for one sale-leaseback transaction as a financing transaction. The land and building assets subject to this obligation remain on the Company’s consolidated balance sheets at their historical costs and the building assets continue to be depreciated over their remaining useful lives. The proceeds received by the Company from this transaction are recorded as lease financing obligations and the lease payments are applied as payments of principal and interest. The selection of the interest rate on this lease financing obligation was evaluated at inception of the lease based on the Company’s incremental borrowing rate adjusted to the rate required to prevent recognition of a non-cash loss or negative amortization of the obligation through the end of the primary lease term. As of January 2, 2022, lease financing obligations included $1.2 million associated with this sale-leaseback transaction.
Revenue Recognition. Revenues from Company restaurants and other revenue from convenience store sales, are recognized net of sales discounts and refunds, when payment is tendered at the time of sale or upon fulfillment of delivery orders. Revenues are reported net of sales tax collected from customers and remitted to governmental taxing authorities.
Gift cards. The Company sells gift cards in its restaurants that are issued under the gift card program of Restaurant Brands International, Inc. ("RBI"). Proceeds from the sale of Burger King and Popeyes gift cards at the Company’s restaurants are remitted to RBI, and RBI reimburses the Company for any gift card redemptions at its restaurants. The Company recognizes revenue for restaurant sales upon redemption of gift cards by the customer.
Food, beverage and packaging costs. The Company includes food, beverage and paper costs and delivery charges, net of any vendor purchase discounts and rebates, in food, beverage and packaging costs.
Other restaurant operating expenses. The Company includes restaurant-level operating costs other than food, beverage and packaging costs, restaurant wages and related expenses, rent expense and advertising costs in other restaurant operating expenses. Its major components include royalty expenses paid to BKC and PLK, utilities, repairs and maintenance, operating supplies, real estate taxes and credit card fees.
Advertising Costs. All advertising costs are expensed as incurred. For the years ended January 2, 2022, January 3, 2021 and December 29, 2019, advertising costs were $65.4 million, $60.7 million and $58.7 million, respectively.
Pre-opening Costs. The Company’s pre-opening costs generally include payroll costs and travel associated with the opening of a new restaurant, rent and promotional costs. For the years ended January 2, 2022, January 3, 2021 and December 29, 2019, pre-opening costs were $0.1 million, $0.2 million and $1.4 million, respectively.

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED JANUARY 2, 2022, JANUARY 3, 2021 AND DECEMBER 29, 2019
(Tabular amounts in thousands, except share and per share amounts)
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
Fair Value of Financial Instruments. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. In determining fair value, the accounting standards establish a three level hierarchy for inputs used in measuring fair value as follows: Level 1 inputs are quoted prices in active markets for identical assets or liabilities; Level 2 inputs are observable for the asset or liability, either directly or indirectly, including quoted prices in active markets for similar assets or liabilities; and Level 3 inputs are unobservable and reflect the Company's own assumptions. Financial instruments include cash and cash equivalents, trade and other receivables, accounts payable and long-term debt. The carrying amounts of cash and cash equivalents, trade and other receivables and accounts payable approximate fair value because of the short-term nature of these financial instruments. The carrying amount of the Term loan B borrowings at January 2, 2022 approximates fair value because of its variable rate. The fair value of the Carrols Restaurant Group 5.875% Senior Notes due 2029 is based on a recent trading value, which is considered a Level 2 input, and at January 2, 2022 was approximately $269.6 million.
Fair value measurements of non-financial assets and non-financial liabilities are primarily used in the impairment analysis of long-lived assets, goodwill and intangible assets. Long-lived assets and definite-lived intangible assets are measured at fair value on a nonrecurring basis using Level 3 inputs. As described in Note 6, the Company recorded long-lived asset impairment charges of $3.9 million, $8.2 million and $1.7 million during the years ended January 2, 2022, January 3, 2021 and December 29, 2019, respectively.
Stock-Based Compensation. The Company has an incentive stock plan under which incentive stock options, non-qualified stock options, restricted stock units (RSUs) and non-vested shares may be granted to employees and non-employee directors. The Company has granted non-vested shares under this plan annually as well as granted non-vested shares, stock options, and RSUs to corporate employees for performance. Non-vested shares, options, and RSUs granted to corporate employees and non-employee directors generally vest in equal installments over three years.
For non-vested stock awards, the fair market value of the award is determined based upon the closing value of the Company’s stock price on the grant date and is recorded to compensation expense on a straight-line basis over the requisite service period. For stock options, the fair-value of the options is estimated using the Black-Scholes option pricing model based on assumptions for the risk-free rate of interest, expected dividend yield, expected volatility, and the expected term of the award. Compensation expense is recognized on a straight-line basis over the requisite service period. See Note 12 to the consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED JANUARY 2, 2022, JANUARY 3, 2021 AND DECEMBER 29, 2019
(Tabular amounts in thousands, except share and per share amounts)
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
Recently Issued Accounting Pronouncements Adopted. In April 2020, the FASB staff issued interpretive guidance that indicated it would be acceptable for entities to make an election to account for lease concessions related to the COVID-19 pandemic consistent with how those concessions would be accounted for under ASC Topic 842, Leases ("ASC 842"), as though enforceable rights and obligations for those concessions existed (regardless of whether those enforceable rights and obligations for the concessions explicitly exist in the contract). Consequently, for concessions related to the effects of the COVID-19 pandemic, an entity will not have to analyze each contract to determine whether enforceable rights and obligations for concessions exist in the contract and can elect to apply or not apply the lease modification guidance in Topic 842 to those contracts. This election is available for concessions related to the effects of the COVID-19 pandemic that do not result in a substantial increase in the rights of the lessor or the obligations of the lessee. The Company made the policy election to apply this interpretive guidance to certain rent relief resulting directly from COVID-19, and assumed that enforceable rights and obligations for those concessions exist in the lease contract. Accordingly, the Company recognized abatements in 2020 that did not result in an extension of lease term as reductions in variable lease payments, and deferrals that did not result in an extension of lease term as an increase in other current liabilities. This election will continue while these abatements or deferrals are in effect.
Subsequent events. The Company reviewed and evaluated subsequent events through the issuance date of the Company’s consolidated financial statements.
On February 22, 2022, the Company's Board of Directors (the “Board”) appointed Paulo Pena as Chief Executive Officer and President of the Company, effective April 1, 2022. Mr. Pena will succeed Daniel T. Accordino as Chief Executive Officer and President. Mr. Accordino will be retiring from his roles as Chairman of the Board, Chief Executive Officer, President and as a member of the Board of the Company on April 1, 2022.

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED JANUARY 2, 2022, JANUARY 3, 2021 AND DECEMBER 29, 2019
(Tabular amounts in thousands, except share and per share amounts)
3. Acquisitions
2021 Acquisitions
In 2021, the Company acquired an aggregate of 19 Burger King restaurants from other franchisees in the following transactions (in thousands except number of restaurants):

Closing Date	Number of Restaurants	Purchase Price	Fee-Owned (1)	Market Location
June 17, 2021	14	$27,603	12	Fort Wayne, Indiana
June 23, 2021	5	3,216	1	Battle Creek, Michigan
	19	$30,819	13
(1) The 2021 acquisitions included the purchase of 13 fee-owned restaurants, of which 12 were sold in subsequent sale-leaseback transactions during the third quarter of 2021 for net proceeds of approximately $20.2 million.
The Company allocated the aggregate purchase price for the 2021 acquisitions at their estimated fair values. The following table summarizes the final allocation of the aggregate purchase price for the 2021 acquisitions reflected in the consolidated balance sheets as of January 2, 2022:

Inventory	$229
Land and buildings	20,376
Restaurant equipment	850
Restaurant equipment - subject to finance leases	29
Right-of-use assets	2,997
Leasehold improvements	550
Franchise fees	411
Franchise rights	6,025
Deferred income taxes	484
Goodwill	1,832
Operating lease liabilities	(2,900)
Finance lease liabilities for restaurant equipment	(35)
Accounts payable	(29)
Net assets acquired	$30,819
The results of operations for the restaurants acquired are included from the closing date of the respective acquisition. The 2021 acquired restaurants contributed restaurant sales of $12.9 million in the year ended January 2, 2022. It is impracticable to disclose net earnings for the post-acquisition period for the acquired restaurants as net earnings of these restaurants were not tracked on a collective basis due to the integration of administrative functions, including field supervision.
The pro forma impact on the results of operations for the restaurants acquired in 2021 are included below. The pro forma results of operations are not necessarily indicative of the results that would have occurred had the acquisitions been consummated at the beginning of the periods presented, nor are they necessarily indicative of any future consolidated operating results. The following table summarizes the Company's unaudited pro forma operating results:

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED JANUARY 2, 2022, JANUARY 3, 2021 AND DECEMBER 29, 2019
(Tabular amounts in thousands, except share and per share amounts)

	Year Ended
	January 2, 2022	January 3, 2021
Total revenue	$1,663,860	$1,571,457
Net loss	(41,796)	(27,621)
Basic and diluted net loss per share	(0.84)	(0.54)
This pro forma financial information does not give effect to any anticipated synergies, operating efficiencies, cost savings or integration costs related to the 2021 acquired restaurants. The pro forma financial results exclude transaction costs recorded as general and administrative expenses of $0.4 million during the year ended January 2, 2022.
2019 Acquisitions
During the year ended December 29, 2019, the Company acquired a total of 234 restaurants from other franchisees, which are referred to as the "2019 acquired restaurants", in the following transactions:

Closing Date		Number of Restaurants	Purchase Price	Fee Owned (3)	Market Location
April 30, 2019	(1)	220	$259,083	14	Southeastern states, primarily TN, MS, LA
June 11, 2019		13	15,788	—	Baltimore, Maryland
August 20, 2019	(2)	1	1,108	—	Pennsylvania
		234	$275,979	14
(1)During the second quarter of 2019, the Company completed the merger with New CFH, LLC ("Cambridge") and acquired 165 Burger King restaurants and 55 Popeyes restaurants.
(2)Acquisitions resulting from the exercise of the Company's right of first refusal on acquisitions in certain markets (see Note 16).
(3)The 2019 acquisitions included the purchase of 14 fee-owned restaurants, of which six were sold in subsequent sale-leaseback transactions during 2019 for net proceeds of approximately $8.3 million and two in 2020 for net proceeds of approximately $3.4 million.
On April 30, 2019 the Company completed a merger with Cambridge ("the Cambridge Merger") for a purchase price of $259.1 million through the issuance of shares of stock which consisted of (i) approximately 7.4 million shares of common stock, (ii) 10,000 shares of the Company's newly designated Series C Convertible Preferred Stock, which were converted into approximately 7.5 million shares of common stock on August 29, 2019, and (iii) the retirement of approximately $113.8 million of the indebtedness of Cambridge, net of cash acquired. All shares issued were subject to a two year restriction on sale or transfer subject to certain limited exceptions. As part of the transaction, Cambridge Franchise Holdings LLC ("Cambridge Holdings") now has the right to designate up to two director nominees and two Cambridge Holdings executives joined the Company's Board of Directors on April 30, 2019 (see Note 13).
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

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED JANUARY 2, 2022, JANUARY 3, 2021 AND DECEMBER 29, 2019
(Tabular amounts in thousands, except share and per share amounts)
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
The following table summarizes the final allocation of the aggregate purchase price for the Cambridge Merger:

Inventory	$2,839
Prepaid expenses	2,947
Other assets	1,846
Land and buildings	21,257
Restaurant equipment	25,358
Restaurant equipment - subject to finance leases	488
Right-of-use assets	251,431
Leasehold improvements	3,498
Franchise fees	7,300
Franchise rights	174,500
Deferred taxes	(44,292)
Goodwill	84,060
Finance lease obligations for restaurant equipment	(568)
Operating lease liabilities	(255,897)
Accounts payable	(8,014)
Accrued payroll, related taxes and benefits	(3,133)
Other liabilities	(4,537)
Net assets acquired	$259,083

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED JANUARY 2, 2022, JANUARY 3, 2021 AND DECEMBER 29, 2019
(Tabular amounts in thousands, except share and per share amounts)
The Company allocated the aggregate purchase price for the 2019 acquisitions other than the Cambridge Merger at their estimated fair values. The following table summarizes the final allocation of the aggregate purchase price for these other 2019 acquisitions:

Inventory	$158
Restaurant equipment	743
Restaurant equipment - subject to finance leases	150
Right-of-use assets	9,515
Leasehold improvements	6,205
Franchise fees	394
Franchise rights (Note 5)	9,809
Deferred taxes	29
Goodwill (Note 5)	86
Operating lease liabilities	(9,968)
Finance lease obligations for restaurant equipment	(185)
Accounts payable	(40)
Net assets acquired	$16,896
The results of operations for the restaurants acquired are included from the closing date of the respective acquisition. The 2019 acquired restaurants contributed restaurant sales of $288.9 million and $201.9 million during the years ended January 3, 2021 and December 29, 2019, respectively and other revenue of $10.2 million during the year ended December 29, 2019. It is impracticable to disclose net earnings for the post-acquisition periods as net earnings of these restaurants were not tracked on a collective basis due to the integration of administrative functions, including field supervision.
The pro forma impact on the results of operations for restaurants acquired in 2019 is included below. The pro forma results of operations are not necessarily indicative of the results that would have occurred had the restaurants acquired in 2019 been consummated at the beginning of the periods presented, nor are they necessarily indicative of any future consolidated operating results. The following table summarizes the Company's unaudited proforma operating results:

Year Ended
December 29, 2019
Restaurant sales	$1,568,533
Net loss	(25,586)
Basic and diluted net loss per share	(0.59)
This pro forma financial information does not give effect to any anticipated synergies, operating efficiencies or cost savings or any integration costs related to the 2019 acquired restaurants. The proforma results exclude transaction costs recorded as general and administrative expenses of $4.1 million during the year ended December 29, 2019.
Acquired Intangible Assets
Goodwill recorded in connection with the acquisitions in 2021 and 2019 represent costs in excess of fair values assigned to the underlying net assets of acquired restaurants. Acquired goodwill that is expected to be deductible for income tax purposes was $1.8 million in 2021 and $47.2 million in 2019.

The weighted average amortization period of the intangible assets acquired is as follows:

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED JANUARY 2, 2022, JANUARY 3, 2021 AND DECEMBER 29, 2019
(Tabular amounts in thousands, except share and per share amounts)

	2021 Acquisitions	2019 Acquisitions
Franchise rights	28.7	32.7
4. Property and Equipment
Property and equipment at January 2, 2022 and January 3, 2021 consisted of the following:

	January 2, 2022	January 3, 2021
Land	$10,021	$8,301
Owned buildings	14,581	13,325
Leasehold improvements	442,461	424,685
Equipment	337,533	320,909
Assets subject to finance leases	22,694	16,663
	827,290	783,883
Less accumulated depreciation and amortization	(489,588)	(434,328)
	$337,702	$349,555
Assets subject to finance leases primarily represents buildings leased for certain restaurant locations and certain leases of restaurant equipment and had accumulated amortization at January 2, 2022 and January 3, 2021 of $16.5 million and $16.0 million, respectively. Depreciation expense for all property and equipment for the years ended January 2, 2022, January 3, 2021 and December 29, 2019 was $64.5 million, $64.4 million and $60.8 million, respectively.

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED JANUARY 2, 2022, JANUARY 3, 2021 AND DECEMBER 29, 2019
(Tabular amounts in thousands, except share and per share amounts)
5. Intangible Assets
Goodwill. The Company is required to review goodwill for impairment annually, or more frequently when events and circumstances indicate that the carrying amount may be impaired. The Company evaluated the impact of the initial decline in market value below the Company’s net asset value during the third quarter of 2021 to determine whether there was a triggering event requiring it to perform a goodwill impairment test. The Company determined a triggering event occurred given this initial decline and performed a quantitative goodwill impairment test for its reporting units. As part of this goodwill impairment test, the Company considered certain qualitative factors, such as the Company’s performance, business forecasts and expansion plans. In addition, revisions to projected cash flows and future revenue for reporting units were compared to the results of the Company’s annual quantitative impairment test performed during the last quarter of 2020. Using both the income approach and the market approach, the Company compared the fair value of each of its reporting units to carrying value. Based on the results of this analysis, the fair value of each reporting unit exceeded carrying value and goodwill was not impaired. As disclosed in Note 2, the interim impairment test performed at the end of the third quarter will also serve as the Company's 2021 annual goodwill impairment test. The Company assessed events and circumstances from the date of its annual goodwill impairment test through January 2, 2022 and there were no indicators representing a further triggering event. There were no goodwill impairment losses recorded during the years ended January 2, 2022, January 3, 2021 and December 29, 2019.

Goodwill at December 29, 2019	$122,619
Acquisitions of restaurants (Note 3)	—
Goodwill at January 3, 2021	122,619
Acquisitions of restaurants (Note 3)	1,832
Goodwill at January 2, 2022	$124,451

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED JANUARY 2, 2022, JANUARY 3, 2021 AND DECEMBER 29, 2019
(Tabular amounts in thousands, except share and per share amounts)
Franchise Rights. Amounts allocated to franchise rights for each acquisition of Burger King and Popeyes restaurants are amortized using the straight-line method over the average remaining term of the acquired franchise agreements plus one twenty-year renewal period. No impairment charges were recorded related to the Company’s franchise rights during the years ended January 2, 2022, January 3, 2021 and December 29, 2019.
The following is a summary of the Company’s franchise rights as of the respective balance sheet dates:

Balance at December 29, 2019	$348,941
Amortization expense	(14,344)
Balance at January 3, 2021	334,597
Acquisitions of restaurants (Note 3)	6,025
Amortization expense	(13,853)
Balance at January 2, 2022	$326,769
Amortization expense related to franchise rights for the year ended December 29, 2019 was $11.3 million. The Company expects annual amortization to be $14.0 million in 2022, 2023 and 2024 and $13.9 million in 2025 and 2026.
6. Impairment of Long-Lived Assets and Other Lease Charges
The Company reviews its long-lived assets, principally property and equipment, for impairment at the restaurant level. If an indicator of impairment exists for any of its assets, an estimate of the undiscounted future cash flows over the life of the primary asset for each restaurant is compared to that long-lived asset’s carrying value. If the carrying value is greater than the undiscounted cash flow, the Company then determines the fair value of the asset and if an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value. For closed restaurant locations, the Company reviews the future minimum lease payments and related ancillary costs from the date of the restaurant closure to the end of the remaining lease term and records a lease charge for any ROU asset impairment or lease-related costs during the remaining term, net of any estimated sublease recoveries.
For restaurants reviewed for impairment, the Company determined the fair value of restaurant equipment based on current economic conditions. These fair value asset measurements rely on significant unobservable inputs and are considered Level 3 in the fair value hierarchy.
During the year ended January 2, 2022, the Company recorded impairment and other lease charges of $4.5 million consisting of $1.5 million related to initial impairment charges for nine underperforming restaurants, $0.5 million of capital expenditures at previously impaired restaurants, other lease charges of $0.6 million and $1.9 million related to impairment of certain owned non-operating properties.
During the year ended January 3, 2021, the Company recorded impairment and other lease charges of $12.8 million consisting of $1.2 million for capital expenditures at previously impaired restaurants, $5.0 million related to initial impairment charges for fifteen underperforming restaurants, other lease charges of $4.6 million primarily from 22 restaurant closures, and $2.0 million related to impairment of its right of first refusal under its Area Development and Remodeling Agreement with BKC (see Note 16).
During the year ended December 29, 2019, the Company recorded impairment and other lease charges of $3.6 million including $0.3 million for capital expenditures at previously impaired restaurants, $1.3 million related to initial impairment charges for seven underperforming restaurants, and other lease charges of $1.9 million mostly related to the closing of six convenience stores acquired in 2019.

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED JANUARY 2, 2022, JANUARY 3, 2021 AND DECEMBER 29, 2019
(Tabular amounts in thousands, except share and per share amounts)
7. Other Liabilities, Long-Term
Other liabilities, long-term, at January 2, 2022 and January 3, 2021 consisted of the following:

	January 2, 2022	January 3, 2021
Accrued occupancy costs	$1,741	$2,394
Accrued workers’ compensation and general liability claims	4,947	5,499
Interest rate swap (Note 9)	—	6,062
Deferred compensation	2,286	4,419
Deferred federal payroll taxes	10,808	10,808
Lease financing obligations	5,780	1,191
Other	1,210	290
	$26,772	$30,663
On March 27, 2020, the United States enacted the Coronavirus Aid, Relief and Economic Security Act, as amended (the "CARES Act") as a response to the economic uncertainty resulting from COVID-19. The CARES Act provided for deferred payment of the employer portion of social security taxes through the end of 2020, with 50% of the deferred amount due December 31, 2021 (which was subsequently deferred to January 3, 2022) and the remaining 50% due December 31, 2022 (which was subsequently deferred to January 3, 2023). As of January 2, 2022, $21.2 million of this deferral remained to be repaid, of which $10.4 million was recorded in accrued payroll, related taxes and benefits and $10.8 million was recorded in other liabilities, long-term in the accompanying consolidated balance sheets.
8. Leases
During the years ended January 2, 2022, January 3, 2021 and December 29, 2019, the Company sold 13, 12 and 27 restaurant properties, respectively, in sale-leaseback transactions for net proceeds of $22.3 million, $22.5 million and $48.4 million, respectively. These leases have been classified as operating leases and generally contain a twenty-year initial term plus renewal options.
As a result of the COVID-19 pandemic and the resulting economic uncertainty in the restaurant industry in 2020, the Company contacted each of its landlords to potentially negotiate accommodations to preserve cash. For certain leases the Company was able to modify existing payment terms, in some cases through deferral of existing payments until future periods and in some cases through a reduction in payments due during this period. The Company elected the practical expedient to not evaluate whether a deferral of rent within the current term is a lease modification. Any concessions which resulted in extension of the existing lease term were accounted for as a lease modification under the current U.S. GAAP guidance. The total rent that was or will be deferred or abated as a result of requests for relief from our landlords other than BKC was $5.8 million, of which $4.8 million has been or remains to be repaid over various periods which began in the third quarter of 2020. Additionally, the Company received $0.4 million in 2020 from BKC for concessions related to leases the Company subleases from BKC with third party landlords (see Note 16). As of January 2, 2022, $0.2 million remains to be repaid to landlords related to these deferrals.
Rent commitments under finance and non-cancelable operating leases at January 2, 2022 were as follows:

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED JANUARY 2, 2022, JANUARY 3, 2021 AND DECEMBER 29, 2019
(Tabular amounts in thousands, except share and per share amounts)

Fiscal year ending:	Operating Leases	Finance Leases
January 2, 2022	$101,758	$1,840
January 1, 2023	101,085	1,678
December 31, 2023	99,896	1,291
December 29, 2024	97,941	1,170
December 28, 2025	96,262	1,082
Thereafter	839,158	53
Total lease payments	1,336,100	7,114
Less: imputed interest	(488,453)	(808)
Present value of lease liabilities	847,647	6,306
Less: current portion	(44,688)	(1,544)
Total long-term lease liabilities	$802,959	$4,762
Lease Cost
    The components and classification of lease expense for the years ended January 2, 2022, January 3, 2021 and December 29, 2019 are as follows:

		Year ended
Lease cost	Classification	January 2, 2022	January 3, 2021	December 29, 2019
Operating lease cost (1)	Restaurant rent expense	$103,733	$102,651	$90,718
Operating lease cost (2)	General and administrative	946	606	579
Variable lease cost - variable rent	Restaurant rent expense	18,929	15,793	16,429
Variable lease cost - common area maintenance	Other restaurant operating expenses	585	521	617
Finance lease cost:
Amortization of right-of-use assets	Depreciation and amortization	755	1,233	1,778
Interest on lease liabilities	Interest expense	133	130	256
Total lease cost		$125,081	$120,934	$110,377
(1)Includes short-term leases which are not material.
(2)Represents operating lease costs for property and equipment not directly related to restaurant operations.

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED JANUARY 2, 2022, JANUARY 3, 2021 AND DECEMBER 29, 2019
(Tabular amounts in thousands, except share and per share amounts)
Lease Position
    Supplemental balance sheet information related to leases was as follows as of January 2, 2022 and January 3, 2021:

Leases	Classification	January 2, 2022	January 3, 2021
Assets
Operating leases	Operating right-of-use assets, net	$791,763	$799,962
Finance leases	Property and equipment, net	6,153	644
Total leased assets		$797,916	$800,606

Liabilities
Current
Operating leases	Current portion of operating lease liabilities	$44,688	$41,815
Finance leases	Current portion of long-term debt and finance lease liabilities	1,544	525
Long-term
Operating leases	Operating lease liabilities	802,959	809,969
Finance leases	Long-term debt and finance lease liabilities	4,762	383
Total lease liabilities		$853,953	$852,692

Weighted Average Remaining Lease Term
Operating leases		13.5 years	14.0 years
Finance leases		4.3 years	2.4 years

Weighted Average Discount Rate
Operating leases		7.0%	7.0%
Finance leases		5.8%	8.9%
Other Information
Supplemental cash flow information related to leases for the years ended January 2, 2022 and January 3, 2021 are as follows:

	Year ended
	January 2, 2022	January 3, 2021	December 29, 2019
Gain (loss) on sale-leaseback transactions	$(22)	$189	$636
Lease assets and liabilities resulting from lease modifications and new leases	36,633	50,978	76,878
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	100,660	98,561	87,220
Operating cash flows from finance leases	133	130	256
Financing cash flows from finance lease obligations	981	1,617	2,170

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED JANUARY 2, 2022, JANUARY 3, 2021 AND DECEMBER 29, 2019
(Tabular amounts in thousands, except share and per share amounts)
9. Long-term Debt
Long-term debt at January 2, 2022 and January 3, 2021 consisted of the following:

	January 2, 2022	January 3, 2021
Senior Credit Facility:
Term B Loans	$171,875	$419,375
Term B-1 Loans	—	73,875
Revolving credit borrowings (1)	—	—
Senior Notes Due 2029	300,000	—
Finance lease liabilities	6,306	908
Total Funded debt	478,181	494,158
Less: current portion of long-term debt and finance lease liabilities	(5,794)	(5,525)
Less: unamortized debt issuance costs	(6,490)	(7,777)
Less: original issue discount	(580)	(5,161)
Total Long-term Debt	$465,317	$475,695
(1) As of March 9, 2022 the Company had $20.0 million in revolving credit borrowings outstanding.
Senior Credit Facility. On April 30, 2019, the Company entered into senior secured credit facilities in an aggregate principal amount of $550.0 million, consisting of (i) a Term Loan B Facility in an aggregate principal amount of $425.0 million (the “Term Loan B Facility”) maturing on April 30, 2026 and (ii) a revolving credit facility (including a sub-facility of $35.0 million for standby letters of credit) in an aggregate principal amount of $125.0 million maturing on April 30, 2024 (the “Revolving Credit Facility” and, together with the Term Loan B Facility, the " Senior Credit Facilities”).
On December 13, 2019, the Company entered into the First Amendment to its Senior Credit Facilities (the “First Amendment”) which amended a financial covenant under the Senior Credit Facilities applicable solely with respect to the Revolving Credit Facility that previously required the Company to maintain quarterly a Total Net Leverage Ratio (as defined in the Senior Credit Facilities) of not greater than 4.75 to 1.00 (measured on a most recent four quarter basis), to now require that the Company maintain only a First Lien Leverage Ratio (as defined in the Senior Credit Facilities) of not greater than 5.75 to 1.00 (as measured on a most recent four quarter basis) if, and only if, on the last day of any fiscal quarter (beginning with the fiscal quarter ended December 29, 2019), the sum of the aggregate principal amount of outstanding revolving credit borrowings under the Revolving Credit Facility and the aggregate face amount of letters of credit issued under the Revolving Credit Facility (excluding undrawn letters of credit in an aggregate face amount up to $12.0 million) exceeds 35% of the aggregate amount of the maximum revolving credit borrowings under the Revolving Credit Facility. The First Amendment also reduced the aggregate maximum revolving credit borrowings under the Revolving Credit Facility by $10.0 million to a total of $115.0 million.
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

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED JANUARY 2, 2022, JANUARY 3, 2021 AND DECEMBER 29, 2019
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

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED JANUARY 2, 2022, JANUARY 3, 2021 AND DECEMBER 29, 2019
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
The Senior Credit Facilities contain certain covenants, including without limitation, those limiting the Company’s and its subsidiaries' ability to, among other things, incur indebtedness, incur liens, sell or acquire assets or businesses, change the character of its business in all material respects, engage in transactions with related parties, make certain investments, make certain restricted payments or pay dividends. In addition, the Senior Credit Facilities require the Company to meet a First Lien Leverage Ratio (as defined in the Senior Credit Facilities) if revolving credit borrowings exceed 35% of the aggregate borrowing capacity, as described under the First Amendment above. As there were no borrowings under the Revolving Credit Facility at January 2, 2022, no First Lien Leverage Ratio calculation was required. However, if the Company had been subject to the First Lien Leverage Ratio, the Company's First Lien Leverage Ratio was 1.67 to 1.00 as of January 2, 2022 which was below the required First Lien Leverage Ratio of 5.75 to 1.00. As a result, the Company does not expect to have to reduce its term loan borrowings mandatorily with Excess Cash Flow (as defined in the Senior Credit Facilities).The Company was in compliance with the covenants under its Senior Credit Facilities at January 2, 2022.
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
The Term Loan B Facility requires quarterly installment payments, which began on September 30, 2019. Amounts outstanding at January 2, 2022 are due and payable as follows:
(i) seventeen quarterly installments of $1.1 million;
(ii) one final payment of $153.8 million on April 30, 2026.
At January 2, 2022, borrowings under the Senior Credit Facilities bore interest as follows (subject to interest rate swap as described below):
(i) Revolving Credit Facility: at a rate per annum equal to (a) the Alternate Base Rate (as defined in the Senior Credit Facilities) plus 2.50% or (b) LIBOR Rate (as defined in the Senior Credit Facilities) plus 3.50%.
(ii) Term Loan B Facility borrowings: at a rate per annum equal to (a) the Alternate Base Rate (as defined in the Senior Credit Facilities) plus 2.25% or (b) LIBOR Rate (as defined in the Senior Credit Facilities) plus 3.25%.

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED JANUARY 2, 2022, JANUARY 3, 2021 AND DECEMBER 29, 2019
(Tabular amounts in thousands, except share and per share amounts)
As of January 2, 2022, there were no revolving credit borrowings outstanding and $9.0 million of letters of credit issued under the Revolving Credit Facility. After reserving for issued letters of credit and outstanding revolving credit borrowings, $206.0 million was available for revolving credit borrowings under the Revolving Credit Facility at January 2, 2022. As of March 9, 2022, after reserving for issued letters of credit and $20.0 million in revolving credit borrowings, $186.0 million was available for revolving credit borrowings.
Senior Notes due 2029. On June 28, 2021, the Company issued $300.0 million principal amount of 5.875% Senior Notes due 2029 (the “Notes”) in a private placement. The proceeds of the offering, together with $46.0 million of revolving credit borrowings under the Senior Credit Facilities, were used to (i) repay $74.4 million of outstanding term B-1 loans and $243.6 million of outstanding term B loans under the Senior Credit Facilities (which included scheduled principal payments), (ii) to pay fees and expenses related to the offering of the Notes and the Seventh Amendment and (iii) for working capital and general corporate purposes, including for possible future repurchases of its common stock and/or a dividend payment and/or payments on its common stock. In connection with these transactions, the Company recognized a loss of $8.5 million on the early repayment of the outstanding Term B-1 and Term B loans.
Carrols Restaurant Group and certain of its subsidiaries (the "Guarantors") entered into the Indenture (the “Indenture”) dated as of June 28, 2021 with the Bank of New York Mellon Trust Company governing the Notes. The Indenture provides that the Notes will mature on July 1, 2029 and will bear interest at the rate of 5.875% per annum, payable semi-annually on July 1 and January 1 of each year, beginning on January 1, 2022. The entire principal amount of the Notes will be due and payable in full on the maturity date. The Indenture further provides that the Company (i) may redeem some or all of the Notes at any time after July 1, 2024 at the redemption prices described therein, (ii) may redeem up to 40% of the Notes using the proceeds of certain equity offerings completed before July 1, 2024 and (iii) must offer to purchase the Notes if it sells certain of its assets or if specific kinds of changes in control occur, all as set forth in the Indenture. The Notes are senior unsecured obligations of Carrols Restaurant Group and are guaranteed on an unsecured basis by the Guarantors. The Indenture contains certain covenants that limit the ability of Carrols Restaurant Group and the Guarantors to, among other things: incur indebtedness or issue preferred stock; incur liens; pay dividends or make distributions in respect of capital stock or make certain other restricted payments or investments; sell assets; agree to payment restrictions affecting Restricted Subsidiaries (as defined in the Indenture); enter into transactions with affiliates; or merge, consolidate or sell substantially all of the assets. Such restrictions are subject to certain exceptions and qualifications all as set forth in the Indenture. The Company was in compliance with all such covenants as of January 2, 2022.
Interest Rate Swap. In March 2020, the Company entered into an interest rate swap agreement with certain of its lenders under the Senior Credit Facilities to mitigate the risk of increases in the variable interest rate related to term loan borrowings under the Senior Credit Facilities. The interest rate swap fixed the interest rate on 50% of the outstanding borrowings under the Senior Credit Facility at 0.915% plus the applicable margin in its Senior Credit Facilities. The agreement matures on February 28, 2025 and had an original notional amount of $220.0 million. The differences between the variable LIBOR rate and the interest rate swap rate of 0.915% are settled monthly. The Company made additional interest payments of $1.7 million and $1.0 million to settle the interest rate swap during the twelve months ended January 2, 2022 and January 3, 2021, respectively.
On November 12, 2021, the Company partially terminated this interest rate swap to reduce the notional amount hedged from $220.0 million to $120.0 million. The reduction, which settled with net proceeds to the Company of $0.2 million, leaves the fixed rate and other terms of the swap arrangement unchanged and provided the flexibility to repay borrowings under the Senior Credit Facilities which previously needed to be maintained at the hedged $220.0 million notional amount.
The fair value of the Company's interest rate swap agreement was an asset of $0.6 million as of January 2, 2022 which is included in other assets in the accompanying consolidated balance sheets. Changes in the valuation of the Company's interest rate swap were included as a component of other comprehensive income and will be reclassified to earnings as the income or losses are realized. The Company expects to reclassify net losses totaling $0.9 million into earnings in the next twelve months.

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED JANUARY 2, 2022, JANUARY 3, 2021 AND DECEMBER 29, 2019
(Tabular amounts in thousands, except share and per share amounts)
The Company's counterparties under this arrangement provided the Company with quarterly statements of the market values of these instruments based on significant inputs that were observable or could be derived principally from, or corroborated by, observable market data for substantially the full term of the asset or liability. The Company classified this within Level 2 of the valuation hierarchy described in Note 2. The impact on the derivative liabilities for the Company and the counterparties' non-performance risk to the derivative trades was considered when measuring the fair value of derivative liabilities.
At January 2, 2022, principal payments required on long-term debt, including finance leases, were as follows:

Fiscal year ending:
January 1, 2023	$5,794
December 31, 2023	5,699
December 29, 2024	5,389
December 28, 2025	5,326
December 27, 2026	155,922
Thereafter	300,051
$478,181
The weighted average interest rate on all debt, excluding lease financing obligations, for the years ended January 2, 2022, January 3, 2021 and December 29, 2019 was 4.8%, 4.6% and 6.1%, respectively. Interest expense on the Company’s long-term debt, excluding lease financing obligations, was $28.7 million, $27.2 million and $27.8 million for the years ended January 2, 2022, January 3, 2021 and December 29, 2019, respectively.

10. Other Income, net
In 2021, the Company recorded other income, net of $1.2 million, which consisted of a $1.1 million gain from the sale of a litigation claim, insurance recoveries of $1.3 million related to property damage at two of the Company's restaurants and a loss on disposal of assets of $1.2 million.
In 2020, the Company recorded other income, net of $1.3 million, which consisted of gains related to insurance recoveries from property damage at four of its restaurants of $2.1 million, net gain on 12 sale-leaseback transactions of $0.2 million and a loss on disposal of assets of $1.0 million.
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

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED JANUARY 2, 2022, JANUARY 3, 2021 AND DECEMBER 29, 2019
(Tabular amounts in thousands, except share and per share amounts)
11. Income Taxes
The provision (benefit) for income taxes was comprised of the following:

	Year ended
	January 2, 2022	January 3, 2021	December 29, 2019
Current:
Federal	$—	$—	$(260)
State	(36)	268	119
	(36)	268	(141)

Deferred:
Federal	(12,374)	(6,039)	(9,768)
State	(4,021)	(1,073)	(2,214)
	(16,395)	(7,112)	(11,982)
Increase in valuation allowance	11,272	13,138	—
Provision (benefit) for income taxes	$(5,159)	$6,294	$(12,123)
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED JANUARY 2, 2022, JANUARY 3, 2021 AND DECEMBER 29, 2019
(Tabular amounts in thousands, except share and per share amounts)
The components of deferred income tax assets and liabilities at January 2, 2022 and January 3, 2021 were as follows:

	January 2, 2022	January 3, 2021
Deferred income tax assets:
Operating lease liabilities	$217,236	$219,096
Federal net operating loss carryforwards	26,839	28,880
Tax credit carryforwards	39,965	35,650
State net operating loss carryforwards	6,837	6,032
Interest expense limitation under section 163 (j)	1,345	—
Stock-based compensation expense	1,683	1,323
Accrued vacation benefits	2,844	2,684
Accumulated other comprehensive income-accrued interest rate swap	—	1,841
Postretirement benefit obligations	766	853
Other deferred income tax assets	6,507	4,345
Gross deferred income tax assets	304,022	300,704
Less: Valuation allowance	(24,410)	(13,138)
Total deferred income tax assets	$279,612	$287,566

Deferred income tax liabilities:
Operating right-of-use assets	(202,887)	(205,897)
Property and equipment depreciation	(18,092)	(26,056)
Franchise rights	(63,030)	(65,329)
Accumulated other comprehensive income-postretirement benefits	(380)	(474)
Accumulated other comprehensive income-accrued interest rate swap	(161)	—
Other deferred income tax liabilities	(2,679)	(1,172)
Total deferred income tax liabilities	(287,229)	(298,928)
Net long-term deferred income tax liabilities	$(7,617)	$(11,362)
The Company's federal net operating loss carryforwards generated prior to December 31, 2017 expire beginning in 2035. Federal net operating losses generated subsequent to 2017 have no expiration date. As of January 2, 2022, the Company had federal net operating loss carryforwards of approximately $127.8 million, general business credits ("GBC") carryforwards of $40.0 million and approximately $143.9 million in state net operating loss carryforwards. The Company's GBC carryforwards begin to expire in 2031 and state net operating loss carryforwards begin to expire in 2022.
The Company has performed the required assessment of positive and negative evidence regarding the realization of deferred income tax assets in accordance with ASC 740 at January 2, 2022 and January 3, 2021. Under ASC 740, the weight given to negative and positive evidence is commensurate only to the extent that such evidence can be objectively verified. ASC 740 prescribes that objective historical evidence, in particular the Company’s three-year cumulative loss position at January 2, 2022, be given a greater weight than subjective evidence, including the Company’s forecast of future taxable income, which include assumptions that cannot be objectively verified. In determining the likelihood of future realization of the deferred income tax assets as of January 2, 2022 and January 3, 2021 the Company considered both positive and negative evidence and weighted the effect of such evidence based upon its objectivity. Based on the required weight of evidence under ASC 740, as of January 2, 2022 and January 3, 2021, the Company determined the valuation allowances needed for certain federal

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED JANUARY 2, 2022, JANUARY 3, 2021 AND DECEMBER 29, 2019
(Tabular amounts in thousands, except share and per share amounts)
income tax credits that may expire prior to their utilization by the Company of $24.4 million and $13.1 million, respectively. The amount of the deferred tax asset to be considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as projections for growth. The company recorded income tax expense of $11.3 million and $13.1 million in fiscal 2021 and 2020, respectively, relative to this valuation reserve.
A reconciliation of the statutory federal income tax provision to the income tax provision (benefit) for the years ended January 2, 2022, January 3, 2021, and December 29, 2019 was as follows:

	Year ended
	January 2, 2022	January 3, 2021	December 29, 2019
Statutory federal income tax provision (benefit)	$(10,119)	$(4,865)	$(9,249)
State income taxes, net of federal benefit	(2,934)	(726)	(1,655)
Employment tax credits	(3,274)	(2,585)	(2,938)
Change in valuation allowances	11,272	13,138	—
Non-deductible expenses	431	214	1,374
Stock-based compensation	127	525	308
Rate change	(163)	312	—
Miscellaneous	(499)	281	37
Provision (benefit) for income taxes	$(5,159)	$6,294	$(12,123)
The Company's policy is to recognize interest and/or penalties related to uncertain tax positions in income tax expense. At January 2, 2022 and January 3, 2021, the Company had no unrecognized tax benefits and no accrued interest related to uncertain tax positions. The tax years 2017 - 2020 remain open to examination by the major taxing jurisdictions to which the Company is subject. Although it is not reasonably possible to estimate the amount by which unrecognized tax benefits may increase within the next twelve months due to uncertainties regarding the timing of examinations, the Company does not expect unrecognized tax benefits to significantly change in the next twelve months.
On March 27, 2020, the United States enacted the CARES Act as a response to the economic uncertainty resulting from COVID-19. The CARES Act includes modifications for net operating loss carryovers and carrybacks, limitations of business interest expense for tax, immediate refund of alternative minimum tax (AMT) credit carryovers as well as a technical correction to the Tax Cuts and Jobs Act of 2017, referred to herein as the U.S. Tax Act, for qualified improvement property. As of January 2, 2022, the Company expects that the carryback of net operating losses will not have an impact on its current tax attributes.
12. Stock-Based Compensation
2016 Stock Incentive Plan. In 2016, the Company adopted a stock plan entitled the 2016 Stock Incentive Plan (the “2016 Plan”) and reserved and authorized a total of 4,000,000 shares of common stock for grant thereunder. On June 18, 2021, at the 2021 Annual Meeting of Stockholders, the Company' stockholders approved the Second Amendment to the 2016 Plan increasing the authorized total by 3,500,000 to 7,500,000 shares of common stock for grant thereunder. As of January 2, 2022, 3,599,630 shares were available for future grant or issuance.
Stock-based compensation expense for the years ended January 2, 2022, January 3, 2021, and December 29, 2019 was $6.2 million, $5.2 million and $5.8 million, respectively. As of January 2, 2022, the total remaining stock-based compensation expense relating to non-vested shares and stock options was approximately $5.6 million and the remaining weighted average vesting period for non-vested shares and stock options was 1.1 years.

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED JANUARY 2, 2022, JANUARY 3, 2021 AND DECEMBER 29, 2019
(Tabular amounts in thousands, except share and per share amounts)

Non-vested Shares. During the year ended January 2, 2022, the Company granted 895,000 non-vested shares of common stock to certain employees and officers of the Company and 92,744 non-vested shares to outside directors of the Company. These shares generally vest in equal installments over their three-year service period, provided the participant has continuously remained an employee, officer, or director of the Company.
During the year ended January 3, 2021, the Company granted 790,000 non-vested shares of common stock to certain employees and officers of the Company and 73,128 non-vested shares to outside directors of the Company. These shares generally vest in equal installments over their three-year service period, provided the participant has continuously remained an employee, officer, or director of the Company.
During the year ended December 29, 2019, the Company granted 417,500 non-vested shares of common stock to certain employees and officers of the Company and 47,470 non-vested shares of common stock to non-employee directors provided that the participant has continuously remained an employee, officer or director of the Company. These shares generally vest in equal installments over their three-year service period. Also in 2019, the Company granted 10,000 non-vested shares of common stock to an interim officer of the Company, which vested in May 2020.
A summary of all non-vested common share activity for the year ended January 2, 2022 was as follows:

	Shares	Weighted Average Grant Date Price
Non-vested at January 3, 2021	1,167,848	$7.02
Granted	987,744	$6.94
Vested	(531,437)	$7.94
Forfeited	(287,325)	$7.21
Non-vested at January 2, 2022	1,336,830	$6.55
The fair value of the non-vested shares is based on the closing price of the Company's common stock on the date of grant.
Stock Options. During the twelve months ended January 3, 2021, the Company granted in the aggregate options to purchase 1,075,000 shares of its common stock, consisting of 739,340 shares of non-qualified stock options and 335,660 shares of incentive stock options (“ISOs”) to certain employees and officers of the Company. These options become exercisable and are being expensed in equal installments over their three-year service period. The options expire seven years from the date of the grant and were issued with an exercise price equal to the fair market value of the stock price, or $7.12 per share of common stock, on the date of grant.
The following assumptions were used in the Black-Scholes option-pricing model to determine the fair value of stock option awards at the grant date:

2020
Risk-free interest rate	0.21%
Expected term (in years)	4.5
Expected volatility	65.10%
Expected dividend yield	—%
Fair Value	$3.65
Expected term represents the period that the stock option awards were expected to be outstanding. Given the Company has not issued stock options since 2010, it concluded that its stock option exercise history did not provide a reasonable basis upon which to estimate expected term and therefore used the simplified method to determine the expected term of this stock option grant. This method bases the expected term calculation on the average of the

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED JANUARY 2, 2022, JANUARY 3, 2021 AND DECEMBER 29, 2019
(Tabular amounts in thousands, except share and per share amounts)
vesting term and the contractual term of the awards. The risk-free interest rate was based on the yield of constant maturity U.S. treasury bonds with a remaining term equal to the expected term of the awards. There was no expected dividend yield. The Company estimated the stock price volatility using weekly price observations over the most recent historical period equal to the expected life of the awards.
A summary of all stock option activity for the year ended January 2, 2022 was as follows:

	Options	Weighted Average Exercise Price	Average Remaining Contractual Life	Aggregate Intrinsic Value (1)
Options outstanding at January 3, 2021	1,050,000
Forfeited	(25,000)	$7.12
Options Outstanding at January 2, 2022	1,025,000	$7.12	5.6	$—
Vested or expected to vest at January 2, 2022	1,025,000	$7.12	5.6	$—
Options exercisable at January 2, 2022	348,500	$7.12	5.6	$—
(1) The aggregate intrinsic value is calculated using the difference between the market price of the Company's common stock at January 2, 2022 of $2.96 and the grant date exercise price for only those awards that have a grant date exercise price that is less than the market price of the Company's common stock at January 2, 2022. There were no awards having a grant date exercise price less than the market price of the Company's common stock at January 2, 2022.
Restricted Stock Units. The Company has issued restricted stock units (“RSUs”) on shares of the Company's common shares to certain officers of the Company. During the twelve months ended January 2, 2022, the Company issued 99,317 RSUs which generally vest in equal installments over three years. Additionally, 12,805 RSUs were issued as dividend equivalents in connection with the special dividend in 2021 which will vest according to the original vesting schedules of the underlying RSUs. During the twelve months ended January 2, 2022, 19,958 RSUs vested into shares of the Company's common stock at a weighted average price of $6.68 per share.
A summary of all RSU activity for the year ended January 2, 2022 was as follows:

Units
Non-vested at January 3, 2021	37,456
Granted	112,122
Vested	(19,958)
Non-vested at January 2, 2022	129,620

13. Stockholders' Equity
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

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JANUARY 2, 2022, JANUARY 3, 2021 AND DECEMBER 29, 2019
(Tabular amounts in thousands, except share and per share amounts)

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
In connection with the Cambridge Merger, Cambridge Holdings was issued 10,000 shares of the Company's Series C Convertible Preferred Stock (the "Series C Convertible Preferred Stock") that was automatically converted during the third quarter of 2019 into approximately 7.5 million shares of the Company's Common Stock when such conversion was approved by the Company's stockholders at the Company's annual stockholders meeting on August 29, 2019. A Registration Rights and Stockholders' Agreement was entered into between the Company and Cambridge Holdings in connection with the issuance of Series C Convertible Preferred Stock which requires (a) two members to be nominated for election or re-election to the Company's Board of Directors until the date on which the number of shares of common stock held by Cambridge Holdings is less than 14.5% of the total number of outstanding shares of the Company's Common Stock and (b) one member to be nominated for election or re-election to the Company's Board of Directors until the date on which the number of shares of common stock held by Cambridge Holdings is less than 10% of the total number of outstanding shares of the Company's Common Stock. As of January 2, 2022 Cambridge Holdings beneficially owns approximately 24.4% of the Company's outstanding Common Stock after giving effect to treasury share repurchases.
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
At January 2, 2022, $11.0 million was available to repurchase shares under the Repurchase Program. Shares repurchased are being held in treasury until they are retired at the discretion of the Board of Directors.
Special Cash Dividend. Effective August 12, 2021, the Board declared a $0.41 per share special cash dividend amounting to $0.41 per share on all issued and outstanding shares of common stock, including common stock

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JANUARY 2, 2022, JANUARY 3, 2021 AND DECEMBER 29, 2019
(Tabular amounts in thousands, except share and per share amounts)

issuable on the conversion of our Series B Convertible Preferred Stock. The special cash dividend of $24.9 million was paid on October 5, 2021 to stockholders of record as of the close of business on August 25, 2021.
14. Net Income (Loss) per Share
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
The following table sets forth the calculation of basic and diluted net income (loss) per share:

	Year ended
	January 2, 2022	January 3, 2021	December 29, 2019
Basic net loss per share:
Net loss	$(43,029)	$(29,463)	$(31,919)
Less: Income attributable to non-vested shares	—	—	—
Less: Income attributable to preferred stock	—	—	—
Net loss available to common stockholders	$(43,029)	$(29,463)	$(31,919)
Weighted average common shares outstanding	49,899,274	50,751,185	43,421,715
Basic net loss per share	$(0.86)	$(0.58)	$(0.74)
Diluted net loss per share:
Net loss	$(43,029)	$(29,463)	$(31,919)
Weighted average common shares outstanding	49,899,274	50,751,185	43,421,715
Dilutive effect of preferred stock and non-vested shares	—	—	—
Dilutive weighted average common shares outstanding	49,899,274	50,751,185	43,421,715
Diluted net loss per share (1)	$(0.86)	$(0.58)	$(0.74)
Shares excluded from diluted net loss per share computations (1)	9,681,878	9,615,435	11,484,159

(1)Shares issuable upon conversion of preferred stock and non-vested shares were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive.

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED JANUARY 2, 2022, JANUARY 3, 2021 AND DECEMBER 29, 2019
(Tabular amounts in thousands, except share and per share amounts)
15. Commitments and Contingencies
Lease Guarantees. Fiesta Restaurant Group, Inc. ("Fiesta"), a former wholly-owned subsidiary of the Company, was spun-off in 2012 to the Company's stockholders. As of January 2, 2022, the Company is a guarantor under 17 leases from the time when Fiesta was its subsidiary, which have lease terms expiring on various dates through 2030. As of January 2, 2022, the guarantees include eight Fiesta restaurant property leases and nine Taco Cabana leases of which all but one Fiesta-owned restaurant is still operating. Eight of these guarantees are for leases with Pollo Operations, Inc, a wholly owned subsidiary of Fiesta, and nine of the guarantees are for leases Texas Taco Cabana, L.P., an indirect subsidiary of Taco Cabana, Inc. (together with all direct and indirect subsidiaries, “Taco”). Taco was a wholly owned subsidiary of Fiesta until August 17, 2021 when Fiesta sold all of its outstanding capital stock of Taco Cabana, Inc. to YTC Enterprises, LLC, an affiliate of Yadav Enterprises, Inc. The Company is fully liable for all obligations under the terms of the leases in the event that a tenant fails to pay any sums due under the lease, subject to indemnification provisions of the Separation and Distribution Agreement entered into in connection with the spin-off of Fiesta.
The maximum potential amount of future undiscounted rental payments the Company could be required to make under these leases at January 2, 2022 was $9.0 million. The obligations under these leases will generally continue to decrease over time as these operating leases expire, other than execution of option renewals that exist under the original leases. No payments related to these guarantees have been made by the Company to date and none are expected to be required to be made in the future. The Company has not recorded a liability for these guarantees in accordance with ASC 460 - Guarantees as Fiesta has indemnified the Company for all such obligations and the Company did not believe it was probable it would be required to perform under any of the guarantees or direct obligations.
Litigation. The Company is a party to various litigation matters that arise in the ordinary course of business. The Company does not believe that the ultimate resolution of any of these other matters will have a material adverse effect on its consolidated financial statements.
Supplier Concentrations. The Company primarily utilizes four distributors, McLane Company Inc., Lineage Foodservice Solutions, LLC, Reinhart Food Service LLC and Performance Foodservice, to supply its Burger King restaurants with the majority of its foodstuffs. As of January 2, 2022, such distributors supplied 31%, 30%, 29% and 10%, respectively, of the Company's Burger King restaurants. The Company utilizes five distributors for its Popeyes restaurants, two for poultry products and three for all other products. For the Company's Popeyes restaurants, one distributor, Customized Distribution Services, supplies 69% of its poultry products and 91% of its non-poultry products.
Transition Agreement. On September 23, 2021, the Company entered into a transition agreement with the Company's CEO and President, Daniel T. Accordino which outlines certain payments to be made upon his retirement on April 1, 2022, all subject to his compliance with terms of the agreement.
16. Transactions with Related Parties
In connection with an acquisition of restaurants from BKC in 2012, the Company issued to BKC 100 shares of Series A Convertible Preferred Stock, which was exchanged for 100 shares of newly issued Series B Convertible Preferred Stock in 2018, and as of January 2, 2022 is convertible into approximately 15.5% of the outstanding shares of the Company's common stock after giving effect to the conversion of the Series B Convertible Preferred Stock and excluding shares held in treasury. See Note 13—Stockholder's Equity for further information. Pursuant to the terms of the Series B Convertible Preferred Stock, the BKC Stockholders are entitled to elect two representatives on the Company's Board of Directors.
The Company operates its Burger King restaurants under franchise agreements with BKC and its Popeyes restaurants under franchise agreements with PLK, both subsidiaries of RBI. These franchise agreements generally provide for an initial term of twenty years and currently have an initial franchise fee of $50,000. With BKC's and PLK's respective approval, the Company can elect to extend franchise agreements for additional 20 year terms, provided that the restaurant meets the current restaurant image standard and the Company is not in default under terms of the franchise agreement. In addition to the initial franchise fee, the Company generally pays BKC a

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JANUARY 2, 2022, JANUARY 3, 2021 AND DECEMBER 29, 2019
(Tabular amounts in thousands, except share and per share amounts)

monthly royalty at a rate of 4.5% of its Burger King sales and PLK a weekly royalty at a rate of 5.0% of its Popeyes sales. Royalty expense was $72.8 million, $67.2 million, and $62.0 million for the years ended January 2, 2022, January 3, 2021 and December 29, 2019, respectively and is included in other restaurant operating expenses in the consolidated statements of comprehensive income (loss). Beginning in May of 2021, the Company also pays a monthly fee to BKC for use of its digital platform which was $1.3 million for the year ended January 2, 2022 and is included in other restaurant operating expenses in the condensed consolidated statements of comprehensive income (loss).
The Company is also generally required to contribute 4% of restaurant sales from the Company's restaurants to the advertising funds utilized by BKC and PLK for their advertising, promotional programs and public relations activities, and amounts for additional local advertising in markets that approve such advertising. Advertising expense associated with these expenditures was $64.0 million, $59.3 million and $56.7 million for the years ended January 2, 2022, January 3, 2021 and December 29, 2019, respectively.
As of January 2, 2022, January 3, 2021, and December 29, 2019, the Company leased 225, 232 and 248 of its restaurant locations from BKC, respectively. As of January 2, 2022, the terms and conditions of the leases with BKC are identical to those between BKC and their third-party lessor for 96 of the restaurants. Aggregate rent under these BKC leases for the years ended January 2, 2022, January 3, 2021 and December 29, 2019 was $26.9 million, $25.9 million, and $27.4 million, respectively. The Company does not believe that such lease terms have been significantly affected by the fact that the Company and BKC are deemed to be related parties.
As of January 2, 2022 and January 3, 2021, the Company owed BKC $16.3 million and $14.7 million respectively, related to the payment of advertising, royalties, digital fees, rent and real estate taxes, which is normally remitted on a monthly basis. These costs are included in accounts payable, other current liabilities, prepaid rent and accrued real estate taxes on the accompanying consolidated balance sheets.
The Company, Carrols Corporation, Carrols LLC, and BKC entered into an Area Development Agreement (the “ADA”) which commenced on April 30, 2019, was set to end on September 30, 2024 and which superseded the Operating Agreement dated as of May 30, 2012, as amended, between Carrols LLC and BKC. The ADA was amended and restated by all parties on January 4, 2021 (the “Amended ADA”). Pursuant to the ADA and for a cost of $3.0 million, BKC had assigned to Carrols LLC the right of first refusal on the sale of franchisee-operated restaurants in 16 states and a limited number of counties in four additional states (“ADA ROFR”). The ADA ROFR was terminated in connection with the Amended ADA.
Under the Amended ADA, Carrols LLC has agreed to open, build and operate a total of 50 new Burger King restaurants, 80% of which must be in Kentucky, Tennessee and Indiana. This includes four Burger King restaurants by September 30, 2021 (which were completed in 2021), 10 additional Burger King restaurants by September 30, 2022, 12 additional Burger King restaurants by September 30, 2023, 12 additional Burger King restaurants by September 30, 2024 and 12 additional Burger King restaurants by September 30, 2025. There is a 90-day cure period to meet the required restaurant development each development year.
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

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JANUARY 2, 2022, JANUARY 3, 2021 AND DECEMBER 29, 2019
(Tabular amounts in thousands, except share and per share amounts)

approximately 80 new Popeyes restaurants over six years. This development agreement with PLK was terminated on March 17, 2021, with certain covenants applicable to the Company surviving the termination. PLK reserved the right to charge the Company a $0.6 million fee if PLK and the Company are not able to come to a mutually agreeable solution with respect to such fee within a six-month period.
The Company received $1.9 million related to a settlement with BKC for their approval of new restaurant development by other franchisees which unfavorably impacted the Company's restaurants which was recorded as other income in 2019 (see Note 10).
17. Retirement Plans
The Company offers its salaried employees the option to participate in the Carrols Corporation Retirement Savings Plan (the “Retirement Plan”). The Retirement Plan includes a savings option pursuant to section 401(k) of the Internal Revenue Code in addition to a post-tax savings option. Participating employees may contribute up to 50% of their salary annually to either of the savings options, subject to other limitations. The employees may allocate their contributions to various investment options available under a trust established by the Retirement Plan. The Company may elect to contribute to the Retirement Plan on an annual basis. The Company's contribution is equal to 50% of the employee's contribution subject to a maximum annual amount and begins to vest after one year of service and fully vests after five years of service. A year of service is defined as a plan year during which an employee completes at least 1,000 hours of service. Expense recognized for the Company's contributions to the Retirement Plan was $1.8 million, $1.9 million and $1.4 million for the years ended January 2, 2022, January 3, 2021 and December 29, 2019, respectively.
The Company also has an Amended and Restated Deferred Compensation Plan which permits employees not eligible to participate in the Retirement Plan because they have been excluded as “highly compensated” employees (as so defined in the Retirement Plan) to voluntarily defer portions of their base salary and annual bonus. All amounts deferred by the participants earn interest at 8% per annum. There is no Company matching on any portion of the funds. At January 2, 2022 and January 3, 2021, a total of $4.9 million and $4.4 million, respectively, was deferred under this plan, including accrued interest, which is included in accrued payroll and long-term other liabilities on the accompanying consolidated balance sheets.
18. Selected Quarterly Financial Data (Unaudited)

	Year Ended January 2, 2022
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
Restaurant sales	$389,993		$424,541	(1)	$421,703		$416,133
Income (loss) from operations	(3,103)	(2)	5,889	(1)(2)	(3,647)	(1)(2)	(9,998)	(2)
Net loss	(7,168)		(9,559)	(3)	(9,902)	(3)	(16,400)	(3)
Basic and diluted net loss per share	(0.14)		(0.19)		(0.20)		(0.33)
Restaurants open at end of period	1,075		1,092		1,092		1,091

	Year Ended January 3, 2021
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter (4)
Restaurant sales	$351,518	(5)	$368,418	(5)	$407,036		$420,530
Income (loss) from operations	(22,047)	(6)	14,302	(6)	10,228	(6)	1,631	(6)
Net income (loss)	(22,209)		7,842		3,531		(18,627)	(7)
Basic and diluted net income (loss) per share	(0.44)		0.13		0.06		(0.37)
Restaurants open at end of period	1,093		1,092		1,088		1,074

(1)In fiscal 2021 the Company acquired 19 restaurants in two separate transactions the second quarter. In fiscal 2021 the Company recorded acquisition costs related to the 2021 acquisitions of $0.3 million in the second quarter and $0.1 million in the third quarter (See Note 3).
(2)In fiscal 2021 the Company recorded impairment and other lease charges of $0.4 million in the first quarter, $0.1 million in the second quarter, $0.8 million in the third quarter and $3.2 million in the fourth quarter (See Note 6).
(3)In 2021, the Company recorded a valuation allowance on certain of its tax credits of $2.6 million in the second quarter, $1.6 million in the third quarter and $7.1 million in the fourth quarter.
(4)The fourth quarter of 2020 includes an extra week (See Note 2). Sales in this extra week were $28.4 million.
(5)In the first and second quarters of 2020, the Company's sales were impacted by the onset of the COVID-19 pandemic. Restaurant sales during the last two weeks of March and first two weeks of April showed approximately 30% declines in comparable sales. The declines began easing mid-April and throughout May, with a return to positive changes in comparable restaurant sales for the month of June.
(6)In fiscal 2020, the Company recorded impairment and other lease charges of $2.9 million in the first quarter, $2.9 million in the second quarter, $2.0 million in the third quarter and $5.0 million in the fourth quarter. The fourth quarter of 2020 included a $2.0 million charge related to the ROFR termination (See Note 6).
(7)In the fourth quarter of 2020, the Company recorded a valuation allowance on certain of its tax credits of $12.9 million (See Note 11).

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED JANUARY 2, 2022, JANUARY 3, 2021 AND DECEMBER 29, 2019
(In thousands)

	Column B	Column C		Column D	Column E
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to other accounts	Deductions	Balance at End of Period
Year Ended January 2, 2022
Deferred income tax valuation allowance	$13,138	$11,272	$—	$—	$24,410
Year Ended January 3, 2021
Deferred income tax valuation allowance	$—	$13,138	$—	$—	$13,138

SIGNATURES
Pursuant to the requirements of the Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 10th day of March 2022.

CARROLS RESTAURANT GROUP, INC.

/s/ Daniel T. Accordino
(Signature)
Daniel T. Accordino Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.

Signature	Title	Date

/s/ Daniel T. Accordino	President, Chief Executive Officer and Chairman of the Board of Directors	March 10, 2022
Daniel T. Accordino

/s/ Anthony E. Hull	Vice President, Chief Financial Officer and Treasurer	March 10, 2022
Anthony E. Hull

/s/ Thomas B. Curtis	Director	March 10, 2022
Thomas B. Curtis

/s/ Hannah S. Craven	Director	March 10, 2022
Hannah S. Craven

/s/ Deborah M. Derby	Director	March 10, 2022
Deborah M. Derby

/s/ Matthew Dunnigan	Director	March 10, 2022
Matthew Dunnigan

/s/ Lawrence E. Hyatt	Director	March 10, 2022
Lawrence E. Hyatt

/s/ David S. Harris	Director	March 10, 2022
David S. Harris

/s/ Matthew Terker Perelman	Director	March 10, 2022
Matthew Terker Perelman

/s/ Alexander R. Sloane	Director	March 10, 2022
Alexander R. Sloane