Form 10-Q
period 2022-04-03
CARROLS RESTAURANT GROUP, INC.
filed 2022-05-12
CIK 809248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 6, 2022, Carrols Restaurant Group, Inc. had 53,255,697 shares of its common stock, $.01 par value, outstanding.

CARROLS RESTAURANT GROUP, INC.
FORM 10-Q
QUARTER ENDED APRIL 3, 2022

PART I—FINANCIAL INFORMATION
ITEM 1—INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CARROLS RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	April 3, 2022	January 2, 2022
ASSETS
Current assets:
Cash and cash equivalents	$8,481	$29,151
Trade and other receivables	19,894	16,644
Inventories	13,174	14,023
Prepaid rent	1,214	1,581
Prepaid expenses and other current assets	13,031	6,802
Refundable income taxes	147	147
Total current assets	55,941	68,348
Property and equipment, net of accumulated depreciation of $502,760 and $489,588, respectively	335,301	337,702
Franchise rights, net of accumulated amortization of $150,983 and $147,486, respectively (Note 4)	323,272	326,769
Goodwill (Note 4)	124,451	124,451
Franchise agreements, at cost less accumulated amortization of $15,383 and $14,608, respectively	30,258	30,788
Operating right-of-use assets, net (Note 7)	785,310	791,763
Other assets	11,929	7,243
Total assets	$1,666,462	$1,687,064
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and finance lease liabilities (Notes 7 and 8)	$6,289	$5,794
Current portion of operating lease liabilities (Note 7)	45,428	44,688
Accounts payable	30,375	31,164
Accrued interest	5,009	9,433
Accrued payroll, related taxes and benefits	43,498	50,855
Accrued real estate taxes	6,703	8,256
Other liabilities	29,182	18,433
Total current liabilities	166,484	168,623
Long-term debt and finance lease liabilities, net of current portion (Notes 7 and 8)	486,618	465,317
Operating lease liabilities (Note 7)	796,946	802,959
Deferred income taxes, net (Note 9)	2,424	7,617
Accrued postretirement benefits	1,528	1,552
Other liabilities (Note 6)	13,284	26,772
Total liabilities	1,467,284	1,472,840
Commitments and contingencies (Note 11)
Stockholders’ equity (Note 13):
Preferred stock, par value $.01; authorized 20,000,000 shares, issued and outstanding—100 shares	—	—
Voting common stock, par value $.01; authorized—100,000,000 shares, issued—55,360,650 and 53,374,341 shares, respectively, and outstanding—50,788,597 and 49,932,558 shares, respectively	529	520
Additional paid-in capital	289,748	287,816
Accumulated deficit	(82,665)	(61,396)
Accumulated other comprehensive income	5,693	1,411
Treasury stock, at cost	(14,127)	(14,127)
Total stockholders’ equity	199,178	214,224
Total liabilities and stockholders’ equity	$1,666,462	$1,687,064
See notes to unaudited condensed consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended
	April 3, 2022	April 4, 2021
Restaurant sales	$399,476	$389,993
Operating expenses:
Food, beverage and packaging costs	123,057	113,790
Restaurant wages and related expenses	141,620	129,646
Restaurant rent expense (Note 7)	31,013	30,314
Other restaurant operating expenses	65,407	61,419
Advertising expense	15,964	15,369
General and administrative expenses (including stock-based compensation of $1,941 and $1,469, respectively)	22,017	21,369
Depreciation and amortization	19,542	20,609
Impairment and other lease charges (Note 5)	496	353
Other expense, net	202	227
Total operating expenses	419,318	393,096
Loss from operations	(19,842)	(3,103)
Interest expense	7,436	6,726
Loss before income taxes	(27,278)	(9,829)
Benefit from income taxes (Note 9)	(6,009)	(2,661)
Net loss	$(21,269)	$(7,168)
Basic and diluted net loss per share (Note 14)	$(0.42)	$(0.14)
Shares used in computing net loss per share:
Weighted average common shares outstanding:
Basic and diluted weighted average common shares outstanding	50,460,279	49,824,140
Comprehensive loss, net of tax:
Net loss	$(21,269)	$(7,168)
Change in valuation of interest rate swap (Notes 6 and 8)	4,282	3,159
Comprehensive loss	$(16,987)	$(4,009)
See notes to unaudited condensed consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share and per share amounts)
(Unaudited)

							Accumulated
					Additional	Retained	Other			Total
	Common Stock		Preferred Stock		Paid-In	Earnings	Comprehensive	Treasury Stock		Stockholders'
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Income (Loss)	Shares	Amount	Equity
Balance, January 2, 2022	52,037,511	$520	100	$—	$287,816	$(61,396)	$1,411	(2,104,953)	$(14,127)	$214,224
Stock-based compensation	—	—	—	—	1,941	—	—	—	—	1,941
Vesting of non-vested shares and RSUs	856,039	9	—	—	(9)	—	—	—	—	—
Net loss	—	—	—	—	—	(21,269)	—	—	—	(21,269)
Change in valuation of interest rate swap, net of income taxes of $1,268 (Note 8)	—	—	—	—	—	—	4,282	—	—	4,282
Balance, April 3, 2022	52,893,550	$529	100	$—	$289,748	$(82,665)	$5,693	(2,104,953)	$(14,127)	$199,178

Balance, January 3, 2021	51,486,116	$515	100	$—	$306,469	$(18,367)	$(3,015)	(2,096,734)	$(14,070)	$271,532
Stock-based compensation	—	—	—	—	1,469	—	—	—	—	1,469
Vesting of non-vested shares and RSUs	522,406	5	—	—	(5)	—	—	—	—	—
Net loss	—	—	—	—	—	(7,168)	—	—	—	(7,168)
Purchase of treasury stock	—	—	—	—	—	—	—	(8,219)	(57)	(57)
Change in valuation of interest rate swap, net of income taxes of $1,046 (Note 8)	—	—	—	—	—	—	3,159	—	—	3,159
Balance, April 4, 2021	52,008,522	$520	100	$—	$307,933	$(25,535)	$144	(2,104,953)	$(14,127)	$268,935
See notes to unaudited condensed consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	April 3, 2022	April 4, 2021
Cash flows provided by (used in) operating activities:
Net loss	$(21,269)	$(7,168)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss on disposals of property and equipment, including sale-leasebacks	218	220
Stock-based compensation	1,941	1,469
Impairment and other lease charges	496	353
Depreciation and amortization	19,542	20,609
Amortization of deferred financing costs	543	549
Amortization of discount on debt	32	200
Deferred income taxes	(6,009)	(2,661)
Changes in other operating assets and liabilities	(22,063)	(6,535)
Net cash provided by (used in) operating activities	(26,569)	7,036
Cash flows used for investing activities:
Capital expenditures:
New restaurant development	(2,622)	(1,643)
Restaurant remodeling	(5,319)	(1,758)
Other restaurant capital expenditures	(4,151)	(5,831)
Corporate and restaurant information systems	(1,097)	(1,395)
Total capital expenditures	(13,189)	(10,627)
Proceeds from sale of other assets	635	—
Net cash used for investing activities	(12,554)	(10,627)
Cash flows provided by (used in) financing activities:
Principal payments on Term B and B-1 Loans	(1,063)	(1,250)
Borrowings under revolving credit facility	47,750	—
Repayments under revolving credit facility	(27,750)	—
Principal payments on finance lease liabilities	(484)	(137)
Purchase of treasury shares	—	(57)
Net cash provided by (used in) financing activities	18,453	(1,444)
Net decrease in cash and cash equivalents	(20,670)	(5,035)
Cash and cash equivalents, beginning of period	29,151	64,964
Cash and cash equivalents, end of period	$8,481	$59,929
Supplemental disclosures:
Interest paid on long-term debt	$11,260	$5,960
Interest paid on lease financing obligations	26	26
Interest paid on finance leases	108	22
Accruals for capital expenditures	2,920	2,989
Finance lease obligations incurred	3,038	546
Gain on sale-leaseback transactions	(74)	(4)
Operating lease assets and liabilities resulting from lease modifications and new leases	5,620	6,882
Operating cash flows related to operating leases	25,521	25,354
See notes to unaudited condensed consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except share and per share amounts)

1. Business Description
At April 3, 2022, Carrols Restaurant Group, Inc. (“Carrols Restaurant Group”) operated, as franchisee, 1,026 Burger King® restaurants in 23 Northeastern, Midwestern, Southcentral and Southeastern states and 65 Popeyes® restaurants in seven Southeastern states. Carrols Restaurant Group, Inc. is a holding company and conducts all of its operations through its direct and indirect wholly-owned subsidiaries Carrols Corporation and New CFH, LLC and their wholly-owned subsidiaries. Carrols Corporation's material wholly-owned subsidiary is Carrols LLC, a Delaware limited liability company. New CFH LLC's material direct and indirect wholly-owned subsidiaries include Frayser Quality, LLC and Nashville Quality, LLC (and together with New CFH, LLC's immaterial direct and indirect subsidiaries, collectively, “New CFH”). Unless the context otherwise requires, Carrols Restaurant Group and its direct and indirect wholly-owned subsidiaries are collectively referred to as the “Company.”

2. Significant Accounting Policies
Basis of Consolidation. The accompanying condensed consolidated financial statements include the accounts of the Company and its direct and indirect wholly-owned subsidiaries. All intercompany transactions have been eliminated in consolidation.
Fiscal Year. The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. The three months ended April 3, 2022 and April 4, 2021 each contained thirteen weeks. The 2022 fiscal year will end January 1, 2023 and will contain 52 weeks.
Basis of Presentation. The unaudited condensed consolidated financial statements as of and for the three months ended April 3, 2022 and April 4, 2021 have been prepared without an audit pursuant to the rules and regulations of the Securities and Exchange Commission and do not include certain of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of such unaudited condensed consolidated financial statements have been included. The results of operations for the three months ended April 3, 2022 are not necessarily indicative of the results to be expected for the full year.
These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended January 2, 2022. The January 2, 2022 consolidated balance sheet data is derived from those audited consolidated financial statements.
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
Segment Information. Operating segments are components of an entity for which discrete financial information is available and is regularly reviewed by the chief operating decision maker in order to allocate resources and assess performance. The Company's chief operating decision-maker, our President and Chief Executive Officer (“CEO”), currently evaluates the Company's operations from a number of different operational perspectives; however, resource allocation decisions are determined based on the chief operating decision-maker's evaluation of the total Company operations. The Company derives all significant revenues from a single operating segment, its restaurant business. Accordingly, the Company views the operating results of its restaurants as one reportable segment.

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
Cash and Cash Equivalents. The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. At both April 3, 2022 and January 2, 2022, the Company did not have any cash invested in money market funds classified as cash equivalents on the condensed consolidated balance sheets.
Food, beverage and packaging costs. The Company includes food, beverage and packaging costs and delivery charges, net of any vendor purchase discounts and rebates, in food, beverage, and packaging costs.
Fair Value of Financial Instruments. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. In determining fair value, the accounting standards establish a three-level hierarchy for inputs used in measuring fair value as follows: Level 1 inputs are quoted prices in active markets for identical assets or liabilities; Level 2 inputs are observable for the asset or liability, either directly or indirectly, including quoted prices in active markets for similar assets or liabilities; and Level 3 inputs are unobservable and reflect the Company's own assumptions. Financial instruments include cash and cash equivalents, trade and other receivables, accounts payable and long-term debt. The carrying amounts of cash and cash equivalents, trade and other receivables and accounts payable approximate fair value because of the short-term nature of these financial instruments. The carrying amount of the Term B Loans at April 3, 2022 approximate fair value because of their variable rates. The fair value of the Carrols Restaurant Group 5.875% Senior Notes due 2029 is based on a recent trading value, which is considered a Level 2 input, and at April 3, 2022 was approximately $243.0 million.
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
Fair value measurements of non-financial assets and non-financial liabilities are primarily used in the impairment analysis of long-lived assets, goodwill and intangible assets. Long-lived assets and definite-lived intangible assets are measured at fair value on a nonrecurring basis using Level 3 inputs. As described in Note 5, the Company recorded long-lived asset impairment charges of $0.2 million during the three months ended April 3, 2022 and $0.3 million during the three months ended April 4, 2021.

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
3. Acquisitions
In 2021, the Company acquired an aggregate of 19 Burger King restaurants from other franchisees in the following transactions (in thousands except number of restaurants):

Closing Date	Number of Restaurants	Purchase Price	Fee-Owned (1)	Market Location
June 17, 2021	14	$27,603	12	Fort Wayne, Indiana
June 23, 2021	5	3,216	1	Battle Creek, Michigan
	19	$30,819	13
(1) The 2021 acquisitions included the purchase of 13 fee-owned restaurants, of which 12 were sold in sale-leaseback transactions during the third quarter of 2021 for net proceeds of approximately $20.2 million.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

The Company allocated the aggregate purchase price for the 2021 acquisitions at their estimated fair values. The following table summarizes the final allocation of the aggregate purchase price for the 2021 acquisitions reflected in the condensed consolidated balance sheets as of January 2, 2022:

Inventory	$229
Land and buildings	20,376
Restaurant equipment	850
Restaurant equipment - subject to finance leases	29
Right-of-use assets	2,997
Leasehold improvements	550
Franchise fees	411
Franchise rights	6,025
Deferred income taxes	484
Goodwill	1,832
Operating lease liabilities	(2,900)
Finance lease liabilities for restaurant equipment	(35)
Accounts payable	(29)
Net assets acquired	$30,819
Goodwill recorded in connection with the 2021 acquisitions represents costs in excess of fair values assigned to the underlying net assets of acquired restaurants. Acquired goodwill that is expected to be deductible for income tax purposes was $1.8 million in 2021.
The results of operations for the restaurants acquired are included from the closing date of the respective acquisition. The 2021 acquired restaurants contributed restaurant sales of $5.2 million in the three months ended April 3, 2022. It is impracticable to disclose net earnings for the post-acquisition period for the acquired restaurants as net earnings of these restaurants were not tracked on a collective basis due to the integration of administrative functions, including field supervision.
The unaudited pro forma impact on the results of operations for the restaurants acquired in 2021 for the three months ended April 4, 2021 are included below. The unaudited pro forma results of operations are not necessarily indicative of the results that would have occurred had the acquisitions been consummated at the beginning of the periods presented, nor are they necessarily indicative of any future consolidated operating results. The following table summarizes the Company's unaudited pro forma operating results:

Three Months Ended
April 4, 2021
Total revenue	$396,006
Net loss	$(6,703)
Basic and diluted net loss per share	$(0.13)
This unaudited pro forma financial information does not give effect to any anticipated synergies, operating efficiencies, cost savings or integration costs related to the acquired restaurants.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

4. Intangible Assets
Goodwill. The Company is required to review goodwill for impairment annually, or more frequently when events and circumstances indicate that the carrying amount may be impaired. If the determined fair value of goodwill is less than the related carrying amount, an impairment loss is recognized. The Company performs its annual impairment assessment as of the last day of the eighth month of its fiscal year. As part of this goodwill impairment assessment, the Company considers certain qualitative factors, such as the Company’s performance, business forecasts and expansion plans. Using both the income approach and the market approach, the Company compares the fair value of each of its reporting units to carrying value. The Company assessed events and circumstances from the date of its annual goodwill impairment test through April 3, 2022 and there were no indicators representing a triggering event. There were no recorded goodwill impairment losses during the three months ended April 3, 2022 and April 4, 2021.
Franchise Rights. Amounts allocated to franchise rights for each acquisition of Burger King and Popeyes restaurants are amortized using the straight-line method over the average remaining term of the acquired franchise agreements plus one twenty-year renewal period.
The Company assesses the potential impairment of franchise rights whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If an indicator of impairment exists, an estimate of the aggregate undiscounted cash flows from the acquired restaurants is compared to the respective carrying value of franchise rights for each acquisition. If an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value. No impairment charges were recorded related to the Company’s franchise rights for three months ended April 3, 2022 and April 4, 2021. The change in franchise rights for the three months ended April 3, 2022 is summarized below:

Balance at January 2, 2022	$326,769
Amortization expense	(3,497)
Balance at April 3, 2022	$323,272
Amortization expense related to franchise rights was $3.5 million and $3.4 million for the three months ended April 3, 2022 and April 4, 2021, respectively. The Company expects annual amortization expense to be $14.0 million in fiscal 2022, 2023 and 2024 and $13.9 million in 2025 and thereafter.
5. Impairment of Long-Lived Assets and Other Lease Charges
The Company reviews its long-lived assets, principally property and equipment, for impairment at the restaurant level. If an indicator of impairment exists for any of its assets, an estimate of the undiscounted future cash flows over the life of the primary asset for each restaurant is compared to that long-lived asset’s carrying value. If the carrying value is greater than the undiscounted cash flow, the Company then determines the fair value of the asset and if an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value. For closed restaurant locations, the Company reviews the future minimum lease payments and related ancillary costs from the date of the restaurant closure to the end of the remaining lease term and records a lease charge for any right-of-use ("ROU") lease asset impairment or lease-related costs during the remaining term, net of any estimated sublease recoveries.
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

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

During the three months ended April 3, 2022, the Company recorded impairment and other lease charges of $0.5 million consisting of $0.1 million of initial impairment charges for one underperforming restaurant, capital expenditures at previously impaired restaurants of $0.1 million and $0.3 million of other lease charges related to a restaurant closed during the first quarter.
During the three months ended April 4, 2021, the Company recorded impairment and other lease charges of $0.4 million due primarily to assets at a restaurant closed during the quarter.
6. Other Liabilities, Long-Term
Other liabilities, long-term, at April 3, 2022 and January 2, 2022 consisted of the following:

	April 3, 2022	January 2, 2022
Accrued occupancy costs	$1,752	$1,741
Accrued workers’ compensation and general liability claims	4,567	4,947
Deferred compensation	2,245	2,286
Deferred federal payroll taxes	—	10,808
Lease finance obligations	3,417	5,780
Other	1,303	1,210
	$13,284	$26,772
On March 27, 2020, the United States enacted the Coronavirus Aid, Relief and Economic Security Act (as amended, the “CARES Act”) as a response to the economic uncertainty resulting from COVID-19. The CARES Act provided for deferred payment of the employer portion of social security taxes through the end of 2020, with 50% of the deferred amount due December 31, 2021 (which was subsequently deferred to January 3, 2022) and the remaining 50% due December 31, 2022 (which was subsequently deferred to January 3, 2023). As of April 3, 2022, $10.8 million of this deferral remained to be repaid and was recorded in accrued payroll, related taxes and benefits.
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
ROU lease assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make payments in exchange for that right of use. As the rate implicit within our leases is not readily determinable, the Company uses market and term-specific incremental borrowing rates which consider the rate of interest it expects to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. ROU assets are also reduced by lease incentives, increased by initial direct costs and adjusted by favorable lease assets and unfavorable lease liabilities.
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
As a result of the COVID-19 pandemic and the resulting economic uncertainty in the restaurant industry in 2020, the Company contacted each of its landlords to potentially negotiate accommodations to preserve cash. For certain leases the Company was able to modify existing payment terms, in some cases through deferral of existing payments until future periods and in some cases through a reduction in payments that would otherwise have been due. The Company elected the practical expedient to not evaluate whether a deferral of rent within the current term is a lease modification. Any concessions which resulted in an extension of the existing lease term were accounted for as a lease modification under current U.S. GAAP guidance. The total rent that was or will be deferred or abated as a result of requests for pandemic-related relief from landlords other than Burger King Corporation (“BKC”, see Note 12) was $5.8 million, of which $4.8 million has been or remains to be repaid over various schedules which began in the third quarter of 2020. As of April 3, 2022, $0.1 million remains to be repaid to landlords related to these deferrals.
Lease Cost
The components and classification of lease expense for the three months ended April 3, 2022 and April 4, 2021 are as follows:

		Three Months Ended
Lease cost	Classification	April 3, 2022	April 4, 2021
Operating lease cost(1)	Restaurant rent expense	$26,604	$25,742
Operating lease cost(2)	General and administrative	213	256
Variable lease cost	Restaurant rent expense	4,409	4,572
Finance lease cost:
Amortization of right-of-use assets	Depreciation and amortization	487	132
Interest on lease liabilities	Interest expense	108	22
Total lease cost		$31,821	$30,724
(1)Includes short-term leases which are not material.
(2)Represents operating lease costs for property and equipment not directly related to restaurant operations.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

8. Long-term Debt
Long-term debt at April 3, 2022 and January 2, 2022 consisted of the following:

	April 3, 2022	January 2, 2022
Senior Credit Facility:
Term B Loans	$170,813	$171,875
Revolving credit borrowings	20,000	—
Senior Notes Due 2029	300,000	300,000
Finance lease liabilities	8,860	6,306
Total Funded debt	499,673	478,181
Less: current portion of long-term debt and finance lease liabilities	(6,289)	(5,794)
Less: unamortized debt issuance costs	(6,218)	(6,490)
Less: unamortized original issue discount	(548)	(580)
Total Long-term debt	$486,618	$465,317
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
The Senior Credit Facilities contain certain covenants, including, without limitation, those limiting the Company’s and its subsidiaries' ability to, among other things, incur indebtedness, incur liens, sell or acquire assets or businesses, change the character of its business in all material respects, engage in transactions with related parties, make certain investments, make certain restricted payments or pay dividends. In addition, the Senior Credit Facilities require the Company to meet a First Lien Leverage Ratio (as defined in the Senior Credit Facilities) if revolving credit borrowings exceed 35% of the aggregate borrowing capacity, as described under the First Amendment above. As the $20.0 million borrowings under the Revolving Credit Facility at April 3, 2022 did not exceed 35% of the aggregate borrowing capacity, no First Lien Leverage Ratio calculation was required. However, if the Company had been subject to the First Lien Leverage Ratio, the Company's First Lien Leverage Ratio was 2.59 to 1.00 as of April 3, 2022 which was below the required First Lien Leverage Ratio of 5.75 to 1.00. As a result, the Company does not expect to have to reduce its term loan borrowings mandatorily with Excess Cash Flow (as defined in the Senior Credit Facilities). The Company was in compliance with the covenants under its Senior Credit Facilities at April 3, 2022.
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
The Term Loan B Facility requires quarterly installment payments, which began on September 30, 2019. Amounts outstanding at April 3, 2022 are due and payable as follows:
(i) sixteen remaining quarterly installments of $1.1 million;
(ii) one final payment of $153.8 million on April 30, 2026.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

At April 3, 2022, borrowings under the Senior Credit Facilities bore interest as follows (subject to interest rate swap as described below):
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
The weighted average interest rate for borrowings on long-term debt balances was 4.9% for three months ended April 3, 2022, and 4.4% for the three months ended April 4, 2021.
As of April 3, 2022, there were $20.0 million revolving credit borrowings outstanding and $9.0 million of letters of credit issued under the Revolving Credit Facility. After reserving for issued letters of credit and outstanding revolving credit borrowings, $186.0 million was available for revolving credit borrowings under the Senior Credit Facilities at April 3, 2022.
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
Carrols Restaurant Group and certain of its subsidiaries (the "Guarantors") entered into the Indenture (the “Indenture”) dated as of June 28, 2021 with the Bank of New York Mellon Trust Company governing the Notes. The Indenture provides that the Notes will mature on July 1, 2029 and will bear interest at the rate of 5.875% per annum, payable semi-annually on July 1 and January 1 of each year, beginning on January 1, 2022. The entire principal amount of the Notes will be due and payable in full on the maturity date. The Indenture further provides that the Company (i) may redeem some or all of the Notes at any time after July 1, 2024 at the redemption prices described therein, (ii) may redeem up to 40% of the Notes using the proceeds of certain equity offerings completed before July 1, 2024 and (iii) must offer to purchase the Notes if it sells certain of its assets or if specific kinds of changes in control occur, all as set forth in the Indenture. The Notes are senior unsecured obligations of Carrols Restaurant Group and are guaranteed on an unsecured basis by the Guarantors. The Indenture contains certain covenants that limit the ability of Carrols Restaurant Group and the Guarantors to, among other things: incur indebtedness or issue preferred stock; incur liens; pay dividends or make distributions in respect of capital stock or make certain other restricted payments or investments; sell assets; agree to payment restrictions affecting Restricted Subsidiaries (as defined in the Indenture); enter into transactions with affiliates; or merge, consolidate or sell substantially all of the assets. Such restrictions are subject to certain exceptions and qualifications all as set forth in the Indenture. The Company was in compliance with all such covenants as of April 3, 2022.
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
On November 12, 2021, the Company partially terminated this interest rate swap to reduce the notional amount hedged from $220.0 million to $120.0 million. The reduction, which settled with net proceeds to the Company of $0.2 million, left the fixed rate and other terms of the swap arrangement unchanged and provided the flexibility to repay borrowings under the Senior Credit Facilities which previously needed to be maintained at the hedged $220.0 million notional amount. The Company made additional interest payments to settle the interest rate swap of $0.2 million during the three months ended April 3, 2022 and $0.4 million in the three months ended April 4, 2021.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

The fair value of the Company's interest rate swap agreement was an asset of $5.7 million as of April 3, 2022 which is included in long-term other assets in the accompanying condensed consolidated balance sheets. Changes in the valuation of the Company's interest rate swap were included as a component of other comprehensive income and will be reclassified to earnings as the income or losses are realized. The Company expects to reclassify net gains totaling $0.9 million into earnings in the next twelve months.
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
9. Income Taxes
The benefit for income taxes for the three months ended April 3, 2022 and April 4, 2021 was comprised of the following:

	Three Months Ended
	April 3, 2022	April 4, 2021
Current	$—	$—
Deferred	(8,216)	(2,661)
Change in valuation allowance	2,207	—
Benefit for income taxes	$(6,009)	$(2,661)
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.
The benefit for income taxes for the three months ended April 3, 2022 was derived using an estimated effective annual income tax rate for all of 2022 of 22.0%, which is inclusive of the estimated change in the Company's deferred tax assets valuation allowance and excludes other discrete tax adjustments. The difference compared to the statutory rate for 2022 is attributed to various nondeductible tax expenses and non-refundable business credits which are not directly related to the amount of pre-tax loss recorded in the period as well as the valuation allowance charge. There were no discrete tax adjustments during the three months ended April 3, 2022.
The benefit for income taxes for the three months ended April 4, 2021 was derived using an estimated effective annual income tax rate for all of 2021 of 21.3%, which excluded any discrete tax adjustments. The difference compared to the statutory rate for 2021 is attributed to various nondeductible tax expenses. The income tax benefit for the three months ended April 4, 2021 included $0.7 million of tax benefit from net discrete tax adjustments.
The Company's federal net operating loss carryforwards generated prior to December 31, 2017 expire beginning in 2035. Federal net operating losses generated subsequent to 2017 have no expiration date. As of April 3, 2022, the Company had federal net operating loss carryforwards of approximately $127.8 million, general business credits ("GBC") carryforwards of $40.0 million and approximately $143.9 million in state net operating loss carryforwards. The Company's GBC carryforwards begin to expire in 2031 and state net operating loss carryforwards begin to expire in 2022.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

The Company performs an assessment of positive and negative evidence regarding the realization of its deferred income tax assets as required by ASC 740. Under ASC 740, the weight given to negative and positive evidence is commensurate only to the extent that such evidence can be objectively verified. ASC 740 prescribes that objective historical evidence, in particular the Company’s three-year cumulative loss position at April 3, 2022, be given greater weight than subjective evidence, including the Company’s forecast of future taxable income, which include assumptions that cannot be objectively verified. In determining the likelihood of future realization of the deferred income tax assets as of April 3, 2022 and January 2, 2022 the Company considered both positive and negative evidence and weighted the effect of such evidence based upon its objectivity. At April 3, 2022 and January 2, 2022, the Company determined that a valuation allowance was needed for certain federal income tax credits in the amount of $26.2 million and $24.4 million, respectively, as they may expire prior to their utilization by the Company. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as projections for growth. The Company recorded income tax expense of $2.2 million in the three months ended April 3, 2022 relative to this valuation reserve.
The Company's policy is to recognize interest and/or penalties related to uncertain tax positions in income tax expense. At April 3, 2022 and January 2, 2022, the Company had no unrecognized tax benefits and no accrued interest related to uncertain tax positions. The tax years 2018 - 2021 remain open to examination by the major taxing jurisdictions to which the Company is subject. Although it is not reasonably possible to estimate the amount by which unrecognized tax benefits may increase within the next twelve months due to the uncertainties regarding the timing of examinations, the Company does not expect unrecognized tax benefits to significantly change in the next twelve months.
10. Stock-Based Compensation
Stock-based compensation expense for the three months ended April 3, 2022 and April 4, 2021 was $1.9 million and $1.5 million, respectively.
As of April 3, 2022, the total unrecognized stock-based compensation expense relating to time-vested restricted shares and stock options was approximately $7.0 million and the Company expects to record an additional $2.9 million in stock-based compensation expense related to the vesting of these awards in the remainder of 2022. The remaining weighted average vesting period for stock options and non-vested shares was 2.3 years.
Time-vested Restricted Shares. During the three months ended April 3, 2022, the Company granted 1,026,000 time-vested restricted shares to certain of its employees and officers and 226,584 time-vested restricted shares to its outside directors. These shares generally vest in equal installments over their three-year service period, provided the participant has continuously remained an employee, officer or director of the Company.
In addition, on April 1, 2022, the Company granted 100,000 time-vested restricted shares with a two-year vesting period to its new CEO. These shares will vest in equal installments over their two-year service period, provided the participant has continuously remained employed by the Company.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

The Company's time vested shares vest, become non-forfeitable and are expensed over their respective vesting period. The following is a summary of all time-vested restricted share activity for the three months ended April 3, 2022:

	Shares	Weighted Average Grant Date Price
Non-vested at January 2, 2022	1,336,830	$6.55
Granted	1,352,584	$2.75
Vested	(765,189)	$6.72
Forfeited	(57,125)	$5.23
Non-vested at April 3, 2022	1,867,100	$3.77
The fair value of time-vested shares is based on the closing price on the date of grant. In accordance with a transition agreement entered into in connection with the retirement of our former CEO, his remaining 165,000 unvested time-vested restricted shares vested on April 1, 2022.
Performance-based Restricted Shares. On April 1, 2022, 600,000 performance-based restricted shares were granted to our new CEO. These shares fully vest on the third anniversary of the grant date based on the achievement of contractually defined EBITDA and share price growth targets. The fair value of the market-based restricted shares is determined using a Monte Carlo simulation valuation model and these shares will be expensed over their three year performance-based vesting period based on the probability of the Company's attainment of the contractually defined targets.
Stock Options. The Company has issued options to purchase shares of its common stock to certain employees and officers of the Company. These options become exercisable and are being expensed over their three-year vesting period. In accordance with a transition agreement entered into in connection with the retirement of our former CEO, his remaining 412,500 unvested options became fully vested and exercisable on April 1, 2022. The options expire seven years from the date of the grant and were issued with an exercise price equal to the fair market value of the stock price on the date of grant, or $7.12 per share.
The following is a summary of all stock option activity for the three months ended April 3, 2022:

	Options	Weighted Average Exercise Price	Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value(1)
Options outstanding at January 2, 2022	1,025,000
Forfeited	(49,500)	$7.12
Options Outstanding at April 3, 2022	975,500	$7.12	5.4	$—
Vested or expected to vest at April 3, 2022	975,500	$7.12	5.4	$—
Options exercisable at April 3, 2022	761,000	$7.12	5.4	$—
(1)The aggregate intrinsic value is calculated using the difference between the market price of the Company's common stock at April 3, 2022 of $2.13 and the grant price for only those awards that have a grant price that is less than the market price of the Company's common stock at April 3, 2022. There were no awards having a grant price less than the market price of the Company's common stock at April 3, 2022.
Restricted Stock Units. The Company has issued restricted stock units (“RSUs”) on shares of the Company's common shares to certain officers of the Company.
The following is a summary of all RSU activity for the three months ended April 3, 2022:

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

Units
Non-vested at January 2, 2022	129,620
Vested	(90,850)
Non-vested at April 3, 2022	38,770

11. Commitments and Contingencies
Lease Guarantees. Fiesta Restaurant Group, Inc. (“Fiesta”), a former wholly-owned subsidiary of the Company, was spun-off in 2012 to the Company's stockholders. As of April 3, 2022, the Company is a guarantor under 17 leases from the time when Fiesta was its subsidiary, which have lease terms expiring on various dates through 2030. As of April 3, 2022, the guarantees include eight Fiesta restaurant property leases and nine Taco Cabana leases of which all but one Fiesta-owned restaurant is still operating. Eight of these guarantees are for leases with Pollo Operations, Inc, a wholly owned subsidiary of Fiesta, and nine of the guarantees are for leases with Texas Taco Cabana, L.P., an indirect subsidiary of Taco Cabana, Inc. (together with all direct and indirect subsidiaries, “Taco”). Taco was a wholly owned subsidiary of Fiesta until August 16, 2021 when Fiesta sold all of its outstanding capital stock of Taco Cabana, Inc. to YTC Enterprises, LLC, an affiliate of Yadav Enterprises, Inc. The Company is fully liable for all obligations under the terms of the leases in the event that a tenant fails to pay any sums due under the lease, subject to indemnification provisions of the Separation and Distribution Agreement entered into in connection with the spin-off of Fiesta.
The maximum potential amount of future undiscounted rental payments the Company could be required to make under these leases at April 3, 2022 was $8.3 million. The obligations under these leases will generally continue to decrease over time as these operating leases expire, except for any execution of renewal options that exist under the original leases. No payments related to these guarantees have been made by the Company to date and none are expected to be required to be made in the future. The Company has not recorded a liability for these guarantees in accordance with ASC 460 - Guarantees as Fiesta has indemnified the Company for all such obligations and the Company did not believe it was probable it would be required to perform under any of the guarantees or direct obligations.
Litigation. The Company is party to various litigation matters that arise in the ordinary course of business. The Company does not believe that the outcome of any of these matters will have a material adverse effect on its consolidated financial statements.
Supplier Concentrations. The Company primarily utilizes four distributors, McLane Company Inc., Lineage Foodservice Solutions, LLC, Reinhart Food Service LLC and Performance Foodservice, to supply its Burger King restaurants with the majority of its foodstuffs. As of April 3, 2022, such distributors supplied 31%, 30%, 29% and 10%, respectively, of the Company's Burger King restaurants. The Company utilizes five distributors for its Popeyes restaurants, two for poultry products and three for all other products. For the Company's Popeyes restaurants, one distributor, Customized Distribution Services, supplies poultry products to 69% of its restaurants and supplies non-poultry products to 91% of its restaurants.
Transition Agreement. On September 23, 2021, the Company entered into a transition agreement with its former CEO Daniel T. Accordino, which outlines certain payments to be made in connection with his retirement which occurred on April 1, 2022, subject to his compliance with terms of the agreement.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

12. Transactions with Related Parties
In connection with an acquisition of restaurants from BKC in 2012, Carrols Restaurant Group issued to BKC 100 shares of Series A Convertible Preferred Stock, which Carrols Restaurant Group, BKC and Blue Holdco 1, LLC (“Blue Holdco” and, together with BKC, the “BKC Stockholders”) exchanged for 100 shares of newly issued Series B Convertible Preferred Stock (“Series B Preferred Stock”) in 2018. These preferred shares are convertible into 9,414,580 shares of common stock, which as of April 3, 2022 represents approximately 15.0% of the outstanding shares of the Company's common stock after giving effect to the conversion of the Series B Preferred Stock and excluding shares held in treasury. Pursuant to the Certificate of Designation of the Series B Preferred Stock (the “Certificate of Designation”), the BKC Stockholders are entitled to elect two representatives on the Company's Board of Directors. The approval of the BKC Stockholders is also required before the Company can take certain actions, including, among other things, amending the Company’s certificate of incorporation or bylaws, declaring or paying a special cash dividend, amending the size of the Company’s Board of Directors, or engaging in any business other than the ownership and operation of Burger King restaurants, in each case as more particularly described in the Certificate of Designation.
The Company operates its Burger King restaurants under franchise agreements with BKC and its Popeyes restaurants under franchise agreements with Popeyes Louisiana Kitchen, Inc. (“PLK”), a subsidiary of Restaurant Brands International Inc. (“RBI"). These franchise agreements generally provide for an initial term of twenty years and currently have an initial franchise fee of $50,000. With BKC's and PLK's respective approval, the Company can elect to extend franchise agreements for additional 20 year terms, provided that the restaurant meets the current restaurant image standard and the Company is not in default under terms of the franchise agreement. In addition to the initial franchise fee, the Company generally pays BKC a monthly royalty at a rate of 4.5% of Burger King restaurant sales and PLK a weekly royalty at a rate of 5.0% of Popeyes restaurant sales. Royalty expense was $17.7 million and $17.1 million in the three months ended April 3, 2022 and April 4, 2021, respectively, and is included in other restaurant operating expenses in the condensed consolidated statements of comprehensive loss. Beginning in May of 2021, the Company also pays a monthly fee to BKC for use of its digital platform which was $0.4 million in the three months ended April 3, 2022 and is included in other restaurant operating expenses in the condensed consolidated statements of comprehensive loss.
The Company is also generally required to contribute 4% of restaurant sales from its restaurants to an advertising fund utilized by BKC and PLK for advertising, promotional programs and public relations activities, and additional amounts for local advertising in markets that approve such advertising. Advertising expense associated with these expenditures was $15.6 million and $15.1 million in the three months ended April 3, 2022 and April 4, 2021, respectively.
As of April 3, 2022 and April 4, 2021, the Company leased 224 and 230 of its restaurant locations from BKC, respectively. As of April 3, 2022 and April 4, 2021, the terms and conditions of the leases with BKC are identical to those between BKC and their third party lessors for 95 and 100 restaurants, respectively. Aggregate rent under these BKC leases was $6.7 million for each of the three months ended April 3, 2022 and April 4, 2021, respectively. The Company does not believe that such lease terms have been significantly affected by the fact that the Company and BKC are deemed to be related parties.
As of April 3, 2022 and January 2, 2022, the Company owed BKC and PLK $16.9 million and $16.3 million, respectively, related to the payment of advertising, royalties, digital fees, rent and real estate taxes, which is normally remitted on a monthly basis.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

The Company, Carrols Corporation, Carrols LLC, and BKC entered into an Amended Area Development Agreement on January 4, 2021 (the “Amended ADA”). Under the Amended ADA, Carrols LLC has agreed to open, build and operate a total of 50 new Burger King restaurants, 80% of which must be in Kentucky, Tennessee and Indiana. This includes four Burger King restaurants by September 30, 2021, 10 additional Burger King restaurants by September 30, 2022, 12 additional Burger King restaurants by September 30, 2023, 12 additional Burger King restaurants by September 30, 2024 and 12 additional Burger King restaurants by September 30, 2025. There is a 90-day cure period to meet the required restaurant development each development year. The Company is in ongoing discussions with BKC regarding its development plans, and does not believe the penalties, if any, associated with not meeting these commitments will be material.
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
In connection with an acquisition of restaurants in 2019, the Company assumed a development agreement for Popeyes, which included an assignment by PLK of its right of first refusal under its franchise agreements with its franchisees for acquisitions in two southern states, as well as a development commitment to open, build and operate approximately 80 new Popeyes restaurants over six years. This development agreement with PLK was terminated on March 17, 2021, with certain covenants applicable to the Company surviving the termination. PLK reserved the right to charge the Company a $0.6 million fee if PLK and the Company were not able to come to a mutually agreeable solution with respect to such fee within a six-month period. The Company has not recorded a liability for such amount as the risk of loss is only considered reasonably possible at this time.

13. Stockholders' Equity
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
At April 3, 2022, $11.0 million was available to repurchase shares under the Repurchase Program. Shares repurchased are being held in treasury until they are retired at the discretion of the Board of Directors.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

14. Net Loss per Share
The Company applies the two-class method to calculate and present net income (loss) per share. The Company's non-vested restricted share awards and Series B Convertible Preferred Stock contain non-forfeitable rights to dividends and are considered participating securities for purposes of computing net income (loss) per share pursuant to the two-class method. Under the two-class method, net earnings are reduced by the amount of dividends declared (whether paid or unpaid) and the remaining undistributed earnings are then allocated to common stock and participating securities, based on their respective rights to receive dividends. As the Company incurred a net loss for the three months ended April 3, 2022 and April 4, 2021, and losses are not allocated to participating securities under the two-class method, such method is not applicable for the aforementioned interim reporting periods.
Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding for the reporting period. Diluted net income (loss) per share reflects additional shares of common stock outstanding, where applicable, calculated using the treasury stock method or the two-class method.
The following table sets forth the calculation of basic and diluted net loss per share:

	Three Months Ended
	April 3, 2022	April 4, 2021
Basic net loss per share:
Net loss	$(21,269)	$(7,168)
Weighted average common shares outstanding	50,460,279	49,824,140
Basic net loss per share	$(0.42)	$(0.14)
Diluted net loss per share:
Net loss	$(21,269)	$(7,168)
Shares used in computing diluted net loss per share	50,460,279	49,824,140
Diluted net loss per share	$(0.42)	$(0.14)
Shares excluded from diluted net loss per share computations(1)	11,920,450	11,013,120

(1)Shares issuable upon conversion of preferred stock and non-vested shares were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive.

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
We operate on a 52 or 53 week fiscal year ending on the Sunday closest to December 31. Our fiscal quarters are comprised of 13 weeks, with the exception of the fourth quarter of a 53 week year, which contains 14 weeks. Our fiscal years ended January 2, 2022 and January 1, 2023 each contain 52 weeks.
Introduction
The following Management's Discussion and Analysis of Financial Condition and Results of Operations (or “MD&A”) is written to help the reader understand our company. The MD&A is provided as a supplement to, and should be read in conjunction with our unaudited Condensed Consolidated Financial Statements appearing elsewhere in this report and our Annual Report on Form 10-K for the year ended January 2, 2022. The overview provides our perspective on the individual sections of MD&A, which include the following:
Company Overview—a general description of our business and our key financial measures.
Recent and Future Events Affecting Our Results of Operations—a description of recent events that affect, and future events that may affect, our results of operations.
Results from Operations—an analysis of our results of operations for the three months ended April 3, 2022 compared to the three months ended April 4, 2021, including a review of material items and known trends and uncertainties.
Liquidity and Capital Resources—an analysis of our cash flows, including capital expenditures, the existence and timing of commitments and contingencies, changes in capital resources and a discussion of known trends that may impact liquidity.
Application of Critical Accounting Policies—an overview of accounting policies requiring critical judgments and estimates.
Forward Looking Statements—cautionary information about forward-looking statements and a description of certain risks and projections.
Company Overview
Carrols Restaurant Group, Inc. and its consolidated subsidiaries (collectively, “Carrols Restaurant Group”, the “Company”, “we”, “our” or “us”) is one of the largest restaurant companies in the United States and has been operating restaurants for more than 60 years. We are the largest Burger King franchisee in the United States based on number of restaurants, and have operated Burger King restaurants since 1976. As of April 3, 2022 we operated, as franchisee, a total of 1,091 restaurants in 23 states under the trade names of Burger King and Popeyes. This included 1,026 Burger King restaurants in 23 Northeastern, Midwestern, Southcentral and Southeastern states and 65 Popeyes restaurants in seven Southeastern states. During the second quarter of 2021, we acquired 19 Burger King® restaurants in two separate transactions, which we refer to as the "2021 acquired restaurants."
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
•Advertising expense includes advertising payments to BKC and PLK based on a percentage of sales as required under our franchise and operating agreements and additional local marketing and promotional expenses in certain of our markets.
•General and administrative expenses are comprised primarily of salaries and expenses associated with corporate and administrative functions that support the development and operations of our restaurants, legal, auditing and other professional fees, acquisition costs and stock-based compensation expense.
•EBITDA, Adjusted EBITDA, Adjusted Restaurant-Level EBITDA and Adjusted Net Loss are non-GAAP financial measures. EBITDA represents net loss before income taxes, interest expense, and depreciation and amortization. Adjusted EBITDA represents EBITDA adjusted to exclude impairment and other lease charges, stock-based compensation expense, restaurant pre-opening costs, executive transition, non-recurring litigation and other professional expenses, and other income and expense. Adjusted Restaurant-Level EBITDA represents loss from operations as adjusted to exclude general and administrative expenses, depreciation and amortization, impairment and other lease charges, pre-opening costs and other income and expense. Adjusted Net Loss represents net loss as adjusted, net of tax, to exclude impairment and other lease charges, restaurant pre-opening costs, executive transistion, non-recurring litigation and other professional expenses and other income and expense.
We are presenting Adjusted EBITDA, Adjusted Restaurant-Level EBITDA and Adjusted Net Loss because we believe that they provide a more meaningful comparison than EBITDA and net loss of our core business operating results, as well as with those of other similar companies. Additionally, we present Adjusted Restaurant-Level EBITDA because it excludes restaurant pre-opening costs, other income and expense, and the impact of general and administrative expenses such as salaries and expenses associated with corporate and administrative functions that support the development and operations of our restaurants, legal, auditing and other professional fees. Although these costs are not directly related to restaurant-level operations, these costs are necessary for the profitability of our restaurants. Management believes that Adjusted EBITDA, Adjusted Restaurant-Level EBITDA and

Adjusted Net Loss, when viewed with our results of operations in accordance with U.S. GAAP and the accompanying reconciliations on page 34, provide useful information about operating performance and period-over-period growth, and provide additional information that is useful for evaluating the operating performance of our core business without regard to potential distortions. Additionally, management believes that Adjusted EBITDA and Adjusted Restaurant-Level EBITDA permit investors to gain an understanding of the factors and trends affecting our ongoing cash earnings, from which capital investments are made and debt is serviced.
However, EBITDA, Adjusted EBITDA, Adjusted Restaurant-Level EBITDA and Adjusted Net Loss are not measures of financial performance or liquidity under U.S. GAAP and, accordingly, should not be considered as alternatives to net loss, loss from operations or cash flow from operating activities as indicators of operating performance or liquidity. Also, these measures may not be comparable to similarly titled captions of other companies. For the reconciliation between Net Loss to EBITDA, Adjusted EBITDA and Adjusted Net Loss and the reconciliation of income from operations to Adjusted Restaurant-Level EBITDA, see page 34.
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
•Interest expense consists of interest expense associated with our Term B and Term B-1 Loans under our Senior Credit Facilities, our 5.875% Senior Notes Due 2029 (the "Notes"), our revolving credit borrowings under our Senior Credit Facilities, finance lease liabilities, amortization of deferred financing costs, amortization of original issue discount, and payments required under our interest rate swap arrangement.

Recent and Future Events Affecting our Results of Operations
Burger King Restaurant Acquisitions
In 2021, we acquired 19 restaurants from other franchisees in the following transactions ($ in thousands):

Closing Date	Number of Restaurants	Purchase Price	Fee-Owned(1)	Market Location
June 17, 2021	14	$27,603	12	Fort Wayne, Indiana
June 23, 2021	5	3,216	1	Battle Creek, Michigan
	19	$30,819	13
(1) The 2021 acquisitions included the purchase of 13 fee-owned restaurants, of which 12 were sold in sale-leaseback transactions during the third quarter of 2021 for net proceeds of approximately $20.2 million.
The unaudited pro forma impact on the results of operations for the 2021 acquisitions is included below. The unaudited pro forma results of operations are not necessarily indicative of the results that would have occurred had the acquisitions been consummated at the beginning of the periods presented, nor are they necessarily indicative of any future consolidated operating results. This unaudited pro forma financial information does not give effect to any anticipated synergies, operating efficiencies or cost savings or any transaction costs related to the 2021 acquired restaurants. The following table summarizes certain unaudited pro forma financial information related to our operating results for the three months ended April 4, 2021:

Three Months Ended
April 4, 2021
Total revenue	$396,006
Loss from operations	$(2,483)
Adjusted EBITDA	$20,486
Area Development and Remodeling Agreement
The Company, Carrols Corporation, Carrols LLC, and BKC entered into an Amended Area Development on January 4, 2021 (the “Amended ADA”). Under the Amended ADA, Carrols LLC has agreed to open, build and operate a total of 50 new Burger King restaurants, 80% of which must be in Kentucky, Tennessee and Indiana. This includes four Burger King restaurants by September 30, 2021, 10 additional Burger King restaurants by September 30, 2022, 12 additional Burger King restaurants by September 30, 2023, 12 additional Burger King restaurants by September 30, 2024 and 12 additional Burger King restaurants by September 30, 2025. There is a 90-day cure period to meet the required restaurant development each development year. We are in ongoing discussions with BKC regarding our development plans, and do not believe the penalties, if any, associated with not meeting these commitments will be material.
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

In connection with an acquisition of restaurants in 2019 we assumed a development agreement for Popeyes, which included an assignment by PLK of its right of first refusal under its franchise agreements with its franchisees for acquisitions in two southern states, as well as a development commitment to open, build and operate approximately 80 new Popeyes restaurants over six years. This development agreement with PLK was terminated on March 17, 2021, with certain covenants applicable to us surviving the termination. PLK reserved the right to charge us a $0.6 million fee if the parties to the termination agreement were not able to come to a mutually agreeable solution with respect to such fee within a six-month period. We have not recorded a liability for such amount as the risk of loss is only considered reasonably possible at this time.
Capital Expenditures
We expect that our capital expenditures in 2022 will remain at levels similar to our capital expenditures in 2021 and 2020. We continue to review on an ongoing basis our future development and remodel plans in relation to our available capital resources, supply chain availability and our expected return on investment.
We incurred $12.6 million of capital expenditures in the first three months of 2022, net of proceeds from sale of other assets in the quarter. We opened two Burger King restaurants and completed remodels of five Burger King restaurants in the first three months of 2022. In all of 2022, we expect to complete development of six new Burger King restaurants and to remodel nine Burger King restaurants and three Popeyes restaurants.
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

On April 6, 2021, we entered into the Sixth Amendment to our Senior Credit Facilities (the “Sixth Amendment”), which increased the aggregate maximum commitments available for revolving credit borrowings (including standby letters of credit) under our Revolving Credit Facility by $29.2 million to a total of $175.0 million. The Sixth Amendment also amended the definitions in the Senior Credit Facilities of (i) Applicable Margin, to provide that the Applicable Margin for borrowings under the Revolving Credit Facility (including Letter of Credit Fees) shall be at a rate per annum equal to 3.25% for LIBOR Rate Loans and 2.25% for Alternate Base Rate Loans, and (ii) Revolving Maturity Date, to provide that the Revolving Maturity Date is extended to January 29, 2026. In addition, the Sixth Amendment amended the Senior Credit Facilities to remove our obligation to (i) pay a Ticking Fee pursuant to the Ticking Fee Rate and (ii) use the proceeds of an Extension of Credit which results in the sum of the aggregate principal amount of outstanding Revolving Loans plus the aggregate amount of LOC Obligations equaling an amount in excess of $115.0 million solely for our ongoing operations and not to hold as cash on the balance sheet.
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

As of April 3, 2022, there were $20.0 million revolving credit borrowings outstanding and $9.0 million of letters of credit were issued under our Revolving Credit Facility. After reserving for issued letters of credit and outstanding revolving credit borrowings, $186.0 million was available for revolving credit borrowings under our Senior Credit Facilities at April 3, 2022.

Interest Rate Swap Agreement
We entered into a five-year interest rate swap agreement commencing March 3, 2020 and ending February 28, 2025 with a notional amount of $220.0 million to swap variable rate interest payments (one-month LIBOR plus the applicable margin) under our Senior Credit Facilities for fixed interest payments bearing an interest rate of 0.915% plus the applicable margin in our Senior Credit Facilities. On November 12, 2021, we partially terminated this interest rate swap to reduce the notional amount hedged from $220.0 million to $120.0 million, and obtain the flexibility to repay borrowings under the Senior Credit Facilities which previously needed to be maintained at the hedged $220.0 million notional amount. The fixed rate and other terms of the swap arrangement remained unchanged as a result of the partial termination, which settled with net proceeds to us of $0.2 million.
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
During the year ended January 3, 2021, we repurchased in open market transactions 1,534,304 shares at an average share price of $6.52 for a total cost of $10.0 million under the Repurchase Program, all during the fourth quarter of 2020. We did not repurchase any shares in the three months ended April 3, 2022.
As of April 3, 2022, $11.0 million was available to repurchase shares under the Repurchase Program. We have no obligation to repurchase additional shares of stock under the Repurchase Program, and the timing, actual number and value of shares purchased will depend on our stock price, trading volume, general market and economic conditions and other factors.
Future Restaurant Closures
We evaluate the performance of our restaurants on an ongoing basis including an assessment of the current and future operating results of each restaurant in relation to its cash flow and future occupancy costs, and with regard to franchise agreement renewals, the cost of required capital improvements. We may elect to close restaurants based on these evaluations.
In all of 2021 we closed five Burger King restaurants, excluding one restaurant relocated within its trade area. In the first three months of 2022, we permanently closed two Burger King restaurants. We currently anticipate approximately 15 to 20 restaurant closures in 2022, outside of any restaurants being relocated within their trade area.
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

Effect of Minimum Wage Increases
Certain of the states and municipalities in which we operate have increased their minimum wage rates for 2021 and in many cases have also approved additional increases for future periods. Most notably, New York State increased the minimum wage applicable to our business to $14.50 an hour on January 1, 2021 and then to 15.00 an hour on July 1, 2021, from $13.75 an hour in 2020 and $12.75 per hour in 2019. New York State has a Youth Jobs Program tax credit through 2027 for which we have been receiving approximately $500,000 per year since 2016. We had 124 restaurants in New York State at April 3, 2022. As of such date, we also had one restaurant in Massachusetts that has annual minimum wage increases reaching $15.00 per hour in 2023, 10 restaurants in New Jersey that have annual minimum wage increases reaching $15.00 per hour in 2024, and 45 total restaurants in Illinois and Maryland that have annual minimum wage increases reaching $15.00 per hour in 2025.
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

Results of Operations
Reconciliations of Net loss to EBITDA, Adjusted EBITDA and Adjusted Net Loss, and Loss from operations to Adjusted Restaurant-Level EBITDA for the three months ended April 3, 2022 and April 4, 2021 are as follows (in thousands, except for per share data):

	Three Months Ended
Reconciliation of EBITDA and Adjusted EBITDA:	April 3, 2022	April 4, 2021
Net loss	$(21,269)	$(7,168)
Benefit from income taxes	(6,009)	(2,661)
Interest expense	7,436	6,726
Depreciation and amortization	19,542	20,609
EBITDA	(300)	17,506
Impairment and other lease charges	496	353
Stock-based compensation expense	1,941	1,469
Pre-opening costs(1)	45	29
Executive transition, litigation and other professional expenses(2)	1,918	282
Other expense, net(3)(4)	202	227
Adjusted EBITDA	$4,302	$19,866

Reconciliation of Adjusted Restaurant-Level EBITDA:
Loss from operations	$(19,842)	$(3,103)
Add:
General and administrative expenses	22,017	21,369
Pre-opening costs(1)	45	29
Depreciation and amortization	19,542	20,609
Impairment and other lease charges	496	353
Other expense, net(3)(4)	202	227
Adjusted Restaurant-Level EBITDA	$22,460	$39,484

Reconciliation of Adjusted Net Loss:
Net loss	$(21,269)	$(7,168)
Add:
Impairment and other lease charges	496	353
Pre-opening costs(1)	45	29
Executive transition, litigation and other professional expenses(2)	1,918	282
Other expense, net(3)(4)	202	227
Income tax effect on above adjustments(5)	(665)	(223)
Valuation allowance for deferred taxes(6)	2,207	—
Adjusted Net Loss	$(17,066)	$(6,500)
Adjusted diluted net loss per share(7)	$(0.34)	$(0.13)
Adjusted diluted weighted average common shares outstanding	50,460	49,824
(1)Pre-opening costs for the three months ended April 3, 2022 and April 4, 2021 include training, labor and occupancy costs incurred during the construction of new restaurants.
(2)Executive transition, litigation and other professional expenses for the three months ended April 3, 2022 and April 4, 2021 include executive recruiting and transistion costs, costs pertaining to an ongoing lawsuit with one of the Company's former vendors and other non-recurring professional service expenses.
(3)Other expense, net, for the three months ended April 3, 2022 included a loss on disposal of assets of $0.3 million.
(4)Other expense, net, for the three months ended April 4, 2021 included a loss on disposal of assets of $0.2 million.

(5)The income tax effect related to the adjustments to Adjusted Net Loss was calculated using an incremental income tax rate of 25% for the three months ended April 3, 2022 and April 4, 2021.
(6)Reflects the removal of the income tax expense recorded in connection with an increase to our valuation allowance on deferred income tax assets during the three months ended April 3, 2022.
(7)Adjusted diluted net loss per share is calculated based on Adjusted Net Loss and the dilutive weighted average common shares outstanding for the respective periods, where applicable.
Three Months Ended April 3, 2022 Compared to Three Months Ended April 4, 2021
The following table highlights the key components of sales and the number of restaurants in operation for our first quarter ended April 3, 2022 as compared to the first quarter ended April 4, 2021:

	Three Months Ended
	April 3, 2022	April 4, 2021
Restaurant Sales	$399,476	$389,993
Burger King	377,828	368,488
Popeyes	21,648	21,505

Change in Comparable Restaurant Sales(a)	1.7%	13.8%
Change in Comparable Burger King Restaurant Sales(a)	1.6%	14.7%
Change in Comparable Popeyes Restaurant Sales(a)	2.2%	0.5%

Burger King Restaurants operating at beginning of period:	1,026	1,009
New restaurants opened, including relocations(b)	2	2
Restaurants closed, including relocations(b)	(2)	(1)
Burger King Restaurants at end of period	1,026	1,010
Average number of operating Burger King restaurants	1,023.7	1,009.0

Popeyes Restaurants operating at beginning and end of period:	65	65
Average number of operating Popeyes restaurants	65.0	65.0
a.Restaurants we acquire are included in comparable restaurant sales after they have been operated by us for 12 months. Sales from restaurants that we develop are included in comparable restaurant sales after they have been open for 15 months. The calculation of changes in comparable restaurant sales is based on a comparison to the comparable 13-week period 52 weeks prior.
b.There were no restaurant relocations during the periods presented.
Restaurant Sales. Total restaurant sales in the first quarter of 2022 increased $9.5 million to $399.5 million from the first quarter of 2021. Our comparable restaurant sales increased 1.7% compared to the first quarter of 2021 which reflected an increase in average check of 9.6% and a decrease in customer traffic of 7.2%. The change in average check included a 7.7% effective price increase compared to the first quarter of 2021 for our Burger King restaurants. Promotional sales discounts in the first quarter of 2022 were 18.4% of restaurant sales at our Burger King restaurants compared to 23.0% in the first quarter of 2021. Restaurant sales were also impacted by the inclusion of sales in 2022 from the 19 restaurants acquired in the second quarter of 2021, four new Burger King restaurants built since the end of the first quarter of 2021 and six restaurants closed since the end of the first quarter of 2021.

Operating Costs and Expenses (percentages stated as a percentage of total revenue). The following table sets forth, for the three months ended April 3, 2022, April 4, 2021 and January 2, 2022, selected operating results as a percentage of total revenue:

	Three Months Ended (13 weeks)
	April 3, 2022	April 4, 2021	January 2, 2022
Costs and expenses (all restaurants):
Food, beverage and packaging costs	30.8%	29.2%	30.8%
Restaurant wages and related expenses	35.5%	33.2%	34.0%
Restaurant rent expense	7.8%	7.8%	7.5%
Other restaurant operating expenses	16.4%	15.7%	15.5%
Advertising expense	4.0%	3.9%	4.0%
General and administrative	5.5%	5.5%	5.4%
Food, beverage and packaging costs increased to 30.8% of restaurant sales in the first quarter of 2022 from 29.2% of restaurant sales in the first quarter of 2021, but were consistent as a percentage of sales sequentially from our fourth quarter of 2021. This increase compared to last year reflects increased commodity pricing at our Burger King restaurants (4.4%), increased commodities pricing at our Popeyes restaurants (0.3%) and increased delivery commissions (0.2%). These cost pressures were offset in part by the impact of menu price increases taken at our Burger King restaurants since the end of the first quarter of 2021 (2.3%) and lower promotional discounting in the first quarter of 2022 at our Burger King restaurants (1.2%).
Restaurant wages and related expenses increased to 35.5% of restaurant sales in the first quarter of 2022 from 33.2% in the first quarter of 2021 and 34.0% in the fourth quarter of 2021. We benefited in the first quarter of 2021 from labor adjustments we made at the onset of the COVID-19 pandemic to restrict overtime and reduce staffing levels. Beginning late in the second quarter of 2021, we have seen competitive pressure on wage rates that has significantly outpaced statutory minimums as the re-opening of the economy increased demand for labor at all levels of the workforce. The impact of base hourly labor rate increases in the first quarter of 2022, inclusive of minimum wage increases, was 13.6% when compared to the prior year period. Sequentially, restaurant wages and related expenses were higher as a percentage of sales in the first quarter of 2022 than in the fourth quarter of 2021 due to seasonally lower sales volumes in the first quarter.
Restaurant rent expense as a percentage of restaurant sales was 7.8% in both the first quarter of 2022 and the first quarter of 2021. Sequentially, restaurant rent expense as a percentage of restaurant sales increased due primarily to the impact of seasonally lower sales on fixed rent expense.
Other restaurant operating expenses increased as a percentage of restaurant sales to 16.4% in the first quarter of 2022 from 15.7% of restaurant sales in the first quarter of 2021 and 15.5% in the fourth quarter of 2021. Our first quarter of 2021 results reflected cost savings realized from the constrained pandemic operating environment. As our dining rooms have reopened and restaurants have resumed pre-pandemic operations, we saw higher spending on utilities (0.3%), security costs (0.3%, including investments in smart safe technology) and repair and maintenance (0.1%) as well as increased insurance costs (0.2%). Sequentially, we saw higher expenses as a percentages of sales from utilities (0.2%) and repair and maintenance (0.3%) due to seasonally lower sales in the first quarter as well as increased insurance costs (0.2%).
Advertising expense was 4.0% of restaurant sales the first quarter of 2022 and 3.9% in the first quarter of 2021.
Adjusted Restaurant-Level EBITDA. As a result of the factors discussed above, Adjusted Restaurant-Level EBITDA decreased $17.0 million, or 43.1%, to $22.5 million in the first quarter of 2022 compared to $39.5 million in the first quarter of 2021. As a percentage of total restaurant sales, Adjusted Restaurant-Level EBITDA decreased to 5.6% in the first quarter of 2022 from 10.1% in the first quarter of 2021. For a reconciliation between Adjusted Restaurant-Level EBITDA and loss from operations see page 34.

General and Administrative Expenses. General and administrative expenses increased $0.6 million in the first quarter of 2022 to $22.0 million, and was 5.5% as a percentage of total restaurant sales in both the first quarter of 2022 and the first quarter of 2021. The $0.6 million increase was due to lower performance bonus accruals of $2.3 million, which was partially offset by executive transition costs of $1.1 million, increased travel costs of $0.3 million and higher training costs of $0.3 million.
Adjusted EBITDA. As a result of the factors above, Adjusted EBITDA decreased to $4.3 million in the first quarter of 2022 from $19.9 million in the first quarter of 2021. As a percentage of total restaurant sales, Adjusted EBITDA decreased to 1.1% in the first quarter of 2022 from 5.1% in the first quarter of 2021. For a reconciliation between net loss and EBITDA and Adjusted EBITDA see page 34.
Depreciation and Amortization Expense. Depreciation and amortization expense decreased $1.1 million to $19.5 million in the first quarter of 2022 from $20.6 million in the first quarter of 2021.
Impairment and Other Lease Charges. Impairment and other lease charges were $0.5 million consisting of $0.1 million of initial impairment charges for one underperforming restaurant, capital expenditures at previously impaired restaurants of $0.1 million and $0.3 million of other lease charges primarily from one location closed in the period. During the first quarter of 2021, we recorded impairment and other lease charges of $0.4 million due primarily to a restaurant closed during the quarter.
Other Expense, net. Other expense, net was $0.2 million in the first quarter of 2022 and 2021, both primarily representing losses on disposal of assets.
Interest Expense. Interest expense increased to $7.4 million in the first quarter of 2022 from $6.7 million in the first quarter of 2021. Our weighted average interest rate for long-term borrowings increased to 4.9% in the first quarter of 2022 from 4.4% in the first quarter of 2021, due to the impact of the 5.875% interest rate on our new Senior Notes issued in June of 2021.
Benefit for Income Taxes. For the three months ended April 3, 2022, the benefit for income taxes was derived using an estimated effective annual income tax rate for all of 2022 of 22.0%. The difference compared to the statutory rate for 2022 is attributable to various permanent non-deductible expenses and non-refundable business credits which are not directly related to the amount of pre-tax loss recorded in the period as well as the impact of increases to our valuation allowance on our deferred income tax assets. During the three months ended April 3, 2022, our benefit for income taxes from continuing operations was reduced by $2.2 million due to an increase in our valuation allowance on our deferred income tax assets. There were no discrete tax expenses in the first quarter of 2022.
For the three months ended April 4, 2021, the benefit for income taxes was derived using an estimated effective annual income tax rate for all of 2020 of 21.3%. The difference compared to the statutory rate for 2021 was attributable to various permanent non-deductible expenses which are not directly related to the amount of pre-tax loss recorded in a period. There was $0.7 million in net discrete tax benefit in the first quarter of 2021.
Net Loss. As a result of the above, net loss for the first quarter of 2022 was $21.3 million, or $0.42 per diluted share, compared to net loss in the first quarter of 2021 of $7.2 million, or $0.14 per diluted share.
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
Operating Activities. Net cash used for operating activities was $26.6 million in the first three months of 2022 compared to net cash provided by operating activities of $7.0 million in the first three months of 2021. The decrease was due primarily to a decrease of $17.8 million in EBITDA and a decrease in cash provided by working capital components of $15.5 million. Working capital changes in the first three months of 2022 included the repayment of $10.8 million of employer payroll taxes deferred in 2020 under the CARES Act as well as a net reduction in accrued interest of $4.4 million.
Investing Activities. Net cash used for investing activities in the first three months of 2022 and 2021 was $12.6 million and $10.6 million, respectively.
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
The following table sets forth our capital expenditures for the periods presented (in thousands):

	Three Months Ended
	April 3, 2022	April 4, 2021
New restaurant development	$2,622	$1,643
Restaurant remodeling	5,319	1,758
Other restaurant capital expenditures	4,151	5,831
Corporate and restaurant information systems	1,097	1,395
Total capital expenditures	$13,189	$10,627
Number of new restaurant openings, including relocations	2	2
In the first three months of 2022, investing activities also included proceeds from the sale of other assets of $0.6 million.
Financing Activities. Net cash provided by financing activities in the first three months of 2022 was $18.5 million and included $20.0 million of net revolving credit borrowings under our Senior Credit Facilities, principal payments of $1.1 million of outstanding term B loans under our Senior Credit Facilities, and principal payments on finance leases of $0.5 million.
Net cash used in financing activities in the three months of 2021 was $1.4 million and included principal payments of $1.3 million on the Term Loan B Facility and principal payments on finance leases of $0.1 million.

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
At April 3, 2022, borrowings under our Senior Credit Facilities bore interest as follows:
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
The weighted average interest rate for borrowings on long-term debt balances were 4.9% for the three months ended April 3, 2022 and 4.4% for the three months ended April 4, 2021.
The Term Loan B Facility is due and payable in quarterly installments which began on September 30, 2019. Amounts outstanding at April 3, 2022 are due and payable as follows:
(i) sixteen quarterly installments of $1.1 million;
(ii) one final payment of $153.8 million on April 30, 2026.
The Revolving Credit Facility matures on January 29, 2026. As of April 3, 2022, there were $20.0 million revolving credit borrowings outstanding and $9.0 million of letters of credit issued under the Revolving Credit Facility. After reserving for issued letters of credit and outstanding revolving credit borrowings, $186.0 million was available for revolving credit borrowings under the Senior Credit Facilities at April 3, 2022.
The Senior Credit Facilities contain certain covenants, including without limitation, those limiting our and our subsidiaries' ability to, among other things, incur indebtedness, incur liens, sell or acquire assets or businesses, change the character of its business in any material respect, engage in transactions with related parties, make certain investments, make certain restricted payments or pay dividends. In addition, the Senior Credit Facilities require us to meet a First Lien Leverage Ratio (as defined in the Senior Credit Facilities) of not greater than 5.75 to 1.00 (as measured on a most recent four quarter basis) if, and only if, on the last day of any fiscal quarter, the sum of the aggregate principal amount of outstanding revolving credit borrowings under the Revolving Credit Facility and the aggregate face amount of letters of credit issued under the Revolving Credit Facility (excluding undrawn letters of credit in an aggregate face amount up to $12.0 million) exceeds 35% of the aggregate amount of the maximum revolving credit borrowings under the Revolving Credit Facility. As the $20.0 million borrowings under the Revolving Credit Facility at April 3, 2022 did not exceed 35% of the aggregate borrowing capacity, no First Lien Leverage Ratio calculation was required. However, if we had been subject to the First Lien Leverage Ratio, the Company's First Lien Leverage Ratio was 2.59 to 1.00 as of April 3, 2022 which was below the required First Lien Leverage Ratio of 5.75 to 1.00. As a result, we do not expect to have to reduce our term loan borrowings mandatorily with Excess Cash Flow (as defined in the Senior Credit Facilities). We were in compliance with the financial covenants under our Senior Credit Facilities at April 3, 2022.

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
In March 2020, we entered into an interest rate swap agreement certain of our lenders under the Senior Credit Facilities to mitigate the risk of increases in the variable interest rate related to term loan borrowings under the Term Loan B Facility. The interest rate swap fixed the interest rate on $220.0 million of outstanding borrowings under the Senior Credit Facilities at 0.915% plus the applicable margin in its Senior Credit Facilities. The agreement matures on February 28, 2025. On November 12, 2021, we partially terminated this interest rate swap to reduce the notional amount hedged from $220.0 million to $120.0 million and obtain the flexibility to repay borrowings under the Senior Credit Facilities which previously needed to be maintained at the hedged $220.0 million notional amount. The fixed rate and other terms of the swap arrangement remained unchanged as a result of the partial termination, which settled with net proceeds to us of $0.2 million.
The differences between the variable LIBOR rate and the interest rate swap rate of 0.915% are settled monthly. We made payments of $0.2 million and $0.4 million to settle the interest rate swap during the three months ended April 3, 2022 and April 4, 2021, respectively. The fair value of our interest rate swap agreement was an asset of $5.7 million as of April 3, 2022 and is included in long-term other assets in the accompanying condensed consolidated balance sheets. Changes in the valuation of our interest rate swap were included as a component of other comprehensive loss, and will be reclassified to earnings as the losses are realized. We expect to reclassify net gains totaling $0.9 million into earnings in the next twelve months.

A table of our contractual obligations as of January 2, 2022 was included in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended January 2, 2022. There have been no significant changes to our contractual obligations during the three months ended April 3, 2022 other than as described under “—Recent and Future Events Affecting Our Results of Operations—Issuance of Notes and Amendments to our Senior Credit Facilities”.
Inflation
The inflationary factors that have historically affected our results of operations include increases in food and paper costs, labor and other operating expenses, the cost of providing medical and prescription drug insurance to our employees and energy costs. Wages paid in our restaurants are impacted by changes in federal and state hourly minimum wage rates and the Fair Labor Standards Act. Accordingly, changes in the federal and state hourly minimum wage rates and increases in the wage level to not be considered an hourly employee will directly affect our labor costs.
In the current labor market, we have seen competitive pressure on wage rates that have significantly outpaced statutory minimums as the re-opening of the economy has increased demand for labor at all levels in the workforce. In 2021 and 2022, we have experienced inflationary cost pressures in labor and commodity costs as a result of challenges impacting our restaurants and our supply chains. The COVID-19 pandemic has increased the difficulty and cost of maintaining adequate staffing levels at our restaurants as well as for businesses in our supply chain that we depend on for commodities. At this point, there is limited visibility as to when these inflationary pressures may abate.
We typically attempt to offset the effect of inflation, at least in part, through periodic menu price increases and various cost reduction programs. However, no assurance can be given that we will be able to offset such inflationary cost increases in the future.
Application of Critical Accounting Policies
Our unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in the “Significant Accounting Policies” footnote in the notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended January 2, 2022. Critical accounting estimates are those that require application of management’s most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. There have been no material changes affecting our critical accounting policies previously disclosed in our Annual Report on Form 10-K for the fiscal year ended January 2, 2022.

Forward Looking Statements
This Quarterly Report on Form 10-Q contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements that are predictive in nature or that depend upon or refer to future events or conditions are forward-looking statements. These statements are often identified by the words “may”, “might”, “will”, “should”, “anticipate”, “believe”, “expect”, “intend”, “estimate”, “hope”, “plan” or similar expressions. In addition, expressions of our strategies, intentions or plans are also forward looking statements. These statements reflect management’s current views with respect to future events and are subject to risks and uncertainties, both known and unknown. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their date. There are important factors that could cause actual results to differ materially from those in forward-looking statements, many of which are beyond our control. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected or implied in the forward-looking statements. We have identified significant factors that could cause actual results to differ materially from those stated or implied in the forward-looking statements. We believe important factors that could cause actual results to differ materially from our expectations include the following, in addition to other risks and uncertainties discussed herein and in our Annual Report on Form 10-K for the period ended January 2, 2022:
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

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes from the information presented in Item 7A included in our Annual Report on Form 10-K for the year ended January 2, 2022 with respect to our market risk sensitive instruments.
A 1% change in interest rates would have resulted in a $0.7 million change to interest expense for both the three months ended April 3, 2022 and April 4, 2021.
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
Evaluation of Disclosure Controls and Procedures. We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 3, 2022.
Changes in Internal Control. During the three months ended April 3, 2022, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
We are a party to various litigation matters that arise in the ordinary course of business. We do not believe that the outcome of any of these other matters meet the disclosure or recognition standards, nor will they have a material adverse effect on our consolidated financial statements.
Item 1A. Risk Factors
Part I - Item 1A of the Annual Report on Form 10-K for the fiscal year ended January 2, 2022 describes important risk factors that could materially affect our business, consolidated financial condition or results of operations or cause our operating results to differ materially from the indicated or cause our operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-Q or presented elsewhere by management from time to time.
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

CARROLS RESTAURANT GROUP, INC.

Date: May 12, 2022	/s/ Paulo A. Pena
(Signature)
Paulo A. Pena President and Chief Executive Officer

Date: May 12, 2022	/s/ Anthony E. Hull
(Signature)
Anthony E. Hull Vice President, Chief Financial Officer and Treasurer