Form 10-Q
period 2022-07-03
CARROLS RESTAURANT GROUP, INC.
filed 2022-08-11
CIK 809248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 5, 2022, Carrols Restaurant Group, Inc. had 53,273,272 shares of its common stock, $.01 par value, outstanding.

CARROLS RESTAURANT GROUP, INC.
FORM 10-Q
QUARTER ENDED JULY 3, 2022

PART I—FINANCIAL INFORMATION
ITEM 1—INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CARROLS RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	July 3, 2022	January 2, 2022
ASSETS
Current assets:
Cash and cash equivalents	$8,068	$29,151
Trade and other receivables	20,410	16,644
Inventories	13,728	14,023
Prepaid expenses and other current assets	12,607	8,530
Total current assets	54,813	68,348
Property and equipment, net of accumulated depreciation of $511,984 and $489,588, respectively	329,529	337,702
Franchise rights, net of accumulated amortization of $154,448 and $147,486, respectively (Note 4)	319,782	326,769
Goodwill (Note 4)	107,751	124,451
Operating right-of-use assets, net (Note 7)	776,199	791,763
Franchise agreements, at cost less accumulated amortization of $16,079 and $14,608, respectively	29,704	30,788
Deferred income taxes (Note 9)	3,907	—
Other assets	12,212	7,243
Total assets	$1,633,897	$1,687,064
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and finance lease liabilities (Notes 7 and 8)	$7,181	$5,794
Current portion of operating lease liabilities (Note 7)	46,162	44,688
Accounts payable	30,529	31,164
Accrued interest	717	9,433
Accrued payroll, related taxes and benefits	45,406	50,855
Accrued real estate taxes	8,093	8,256
Other liabilities	23,144	18,433
Total current liabilities	161,232	168,623
Long-term debt and finance lease liabilities, net of current portion (Notes 7 and 8)	496,966	465,317
Operating lease liabilities (Note 7)	788,028	802,959
Deferred income taxes, net (Note 9)	—	7,617
Accrued postretirement benefits	1,478	1,552
Other liabilities (Note 6)	11,960	26,772
Total liabilities	1,459,664	1,472,840
Commitments and contingencies (Note 11)
Stockholders’ equity (Note 13):
Preferred stock, par value $.01; authorized 20,000,000 shares, issued and outstanding—100 shares	—	—
Voting common stock, par value $.01; authorized—100,000,000 shares, issued—55,408,225 and 53,374,341 shares, respectively, and outstanding—50,805,461 and 49,932,558 shares, respectively	529	520
Additional paid-in capital	290,684	287,816
Accumulated deficit	(109,141)	(61,396)
Accumulated other comprehensive income	6,288	1,411
Treasury stock, at cost	(14,127)	(14,127)
Total stockholders’ equity	174,233	214,224
Total liabilities and stockholders’ equity	$1,633,897	$1,687,064
See notes to unaudited condensed consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Restaurant sales	$441,945	$424,541	$841,421	$814,534
Operating expenses:
Food, beverage and packaging costs	140,175	126,424	263,232	240,214
Restaurant wages and related expenses	149,315	137,592	290,935	267,238
Restaurant rent expense (Note 7)	31,230	30,591	62,243	60,905
Other restaurant operating expenses	69,032	65,128	134,439	126,547
Advertising expense	17,641	16,939	33,605	32,308
General and administrative expenses (including stock-based compensation of $936, $1,614, $2,877, and $3,083, respectively)	20,827	20,698	42,844	42,067
Depreciation and amortization	20,071	20,421	39,613	41,030
Impairment and other lease charges (Notes 4 and 5)	18,176	144	18,672	497
Other expense, net	439	715	641	942
Total operating expenses	466,906	418,652	886,224	811,748
Income (loss) from operations	(24,961)	5,889	(44,803)	2,786
Loss on extinguishment of debt	—	8,538	—	8,538
Interest expense	7,636	6,942	15,072	13,668
Loss before income taxes	(32,597)	(9,591)	(59,875)	(19,420)
Benefit from income taxes (Note 9)	(6,121)	(32)	(12,130)	(2,693)
Net loss	$(26,476)	$(9,559)	$(47,745)	$(16,727)
Basic and diluted net loss per share (Note 14)	$(0.52)	$(0.19)	$(0.94)	$(0.34)
Shares used in computing net loss per share:
Weighted average common shares outstanding:
Basic and diluted weighted average common shares outstanding	50,795,328	49,917,296	50,634,008	49,870,718
Comprehensive loss, net of tax:
Net loss	$(26,476)	$(9,559)	$(47,745)	$(16,727)
Change in valuation of interest rate swap (Note 8)	595	(504)	4,877	2,655
Comprehensive loss	$(25,881)	$(10,063)	$(42,868)	$(14,072)
See notes to unaudited condensed consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share and per share amounts)
(Unaudited)

							Accumulated
					Additional		Other			Total
	Common Stock		Preferred Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock		Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Shares	Amount	Equity
Balance, January 2, 2022	52,037,511	$520	100	$—	$287,816	$(61,396)	$1,411	(2,104,953)	$(14,127)	$214,224
Stock-based compensation	—	—	—	—	1,941	—	—	—	—	1,941
Vesting of non-vested shares and RSUs	856,039	9	—	—	(9)	—	—	—	—	—
Net loss	—	—	—	—	—	(21,269)	—	—	—	(21,269)
Change in valuation of interest rate swap, net of income taxes of $816 (Note 8)	—	—	—	—	—	—	4,282	—	—	4,282
Balance, April 3, 2022	52,893,550	$529	100	$—	$289,748	$(82,665)	$5,693	(2,104,953)	$(14,127)	$199,178
Stock-based compensation	—	—	—	—	936	—	—	—	—	936
Vesting of non-vested shares	16,864	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(26,476)	—	—	—	(26,476)
Change in valuation of interest rate swap, net of income tax benefit of $211 (Note 8)	—	—	—	—	—	—	595	—	—	595
Balance, July 3, 2022	52,910,414	$529	100	$—	$290,684	$(109,141)	$6,288	(2,104,953)	$(14,127)	$174,233

Balance, January 3, 2021	51,486,116	$515	100	$—	$306,469	$(18,367)	$(3,015)	(2,096,734)	$(14,070)	$271,532
Stock-based compensation	—	—	—	—	1,469	—	—	—	—	1,469
Vesting of non-vested shares and RSUs	522,406	5	—	—	(5)	—	—	—	—	—
Net loss	—	—	—	—	—	(7,168)	—	—	—	(7,168)
Purchase of treasury stock	—	—	—	—	—	—	—	(8,219)	(57)	(57)
Change in valuation of interest rate swap, net of income taxes of $1,046 (Note 8)	—	—	—	—	—	—	3,159	—	—	3,159
Balance, April 4, 2021	52,008,522	$520	100	$—	$307,933	$(25,535)	$144	(2,104,953)	$(14,127)	$268,935
Stock-based compensation	—	—	—	—	1,614	—	—	—	—	1,614
Vesting of non-vested shares	24,014	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(9,559)	—	—	—	(9,559)
Change in valuation of interest rate swap, net of income taxes of $167 (Note 8)	—	—	—	—	—	—	(504)	—	—	(504)
Balance, July 4, 2021	52,032,536	$520	100	$—	$309,547	$(35,094)	$(360)	(2,104,953)	$(14,127)	$260,486
See notes to unaudited condensed consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	July 3, 2022	July 4, 2021
Cash flows provided by (used in) operating activities:
Net loss	$(47,745)	$(16,727)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss on disposals of property and equipment, including sale-leasebacks	624	930
Stock-based compensation	2,877	3,083
Impairment and other lease charges	18,672	497
Depreciation and amortization	39,613	41,030
Amortization of deferred financing costs	1,083	1,380
Amortization of discount on debt	63	404
Deferred income taxes	(12,130)	(2,677)
Non-cash loss on extinguishment of debt	—	8,538
Changes in other operating assets and liabilities	(26,090)	(9,843)
Net cash provided by (used in) operating activities	(23,033)	26,615
Cash flows used for investing activities:
Capital expenditures:
New restaurant development	(5,268)	(2,615)
Restaurant remodeling	(6,577)	(6,854)
Other restaurant capital expenditures	(8,490)	(9,446)
Corporate and restaurant information systems	(2,421)	(7,560)
Total capital expenditures	(22,756)	(26,475)
Acquisition of restaurants, net of cash acquired (Note 3)	—	(30,819)
Proceeds from sale of other assets	864	—
Properties purchased for sale-leaseback	(2,088)	—
Proceeds from sale-leaseback transactions	2,085	—
Proceeds from insurance recoveries	58	500
Net cash used for investing activities	(21,837)	(56,794)
Cash flows provided by financing activities:
Proceeds from issuance of 5.875% Senior Notes due 2029	—	300,000
Principal payments on Term B and B-1 Loans	(2,125)	(319,250)
Borrowings under revolving credit facility	32,000	46,000
Repayments under revolving credit facility	(5,000)	—
Principal payments on finance lease liabilities	(1,088)	(266)
Costs associated with issuance of long-term debt	—	(5,025)
Purchase of treasury shares	—	(57)
Net cash provided by financing activities	23,787	21,402
Net decrease in cash and cash equivalents	(21,083)	(8,777)
Cash and cash equivalents, beginning of period	29,151	64,964
Cash and cash equivalents, end of period	$8,068	$56,187
Supplemental disclosures:
Interest paid on long-term debt	$22,438	$11,761
Interest paid on lease financing obligations	52	52
Interest paid on finance leases	278	28
Accruals for capital expenditures	2,040	2,514
Finance lease obligations incurred	8,644	804
Gain on sale-leaseback transactions	(74)	—
Operating lease assets and liabilities resulting from lease modifications and new leases	9,687	17,632
Operating cash flows related to operating leases	51,141	50,352
Accruals for costs associated with issuance of long-term debt	—	790
See notes to unaudited condensed consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except share and per share amounts)

1. Business Description
At July 3, 2022, Carrols Restaurant Group, Inc. (“Carrols Restaurant Group”) operated, as franchisee, 1,023 Burger King® restaurants in 23 Northeastern, Midwestern, Southcentral and Southeastern states and 65 Popeyes® restaurants in seven Southeastern states. Carrols Restaurant Group, Inc. is a holding company and conducts all of its operations through its direct and indirect wholly-owned subsidiaries Carrols Corporation and New CFH, LLC and their wholly-owned subsidiaries. Carrols Corporation's material wholly-owned subsidiary is Carrols LLC, a Delaware limited liability company. New CFH LLC's material direct and indirect wholly-owned subsidiaries include Frayser Quality, LLC and Nashville Quality, LLC (and together with New CFH, LLC's immaterial direct and indirect subsidiaries, collectively, “New CFH”). Unless the context otherwise requires, Carrols Restaurant Group and its direct and indirect wholly-owned subsidiaries are collectively referred to as the “Company.”

2. Significant Accounting Policies
Basis of Consolidation. The accompanying condensed consolidated financial statements include the accounts of the Company and its direct and indirect wholly-owned subsidiaries. All intercompany transactions have been eliminated in consolidation.
Fiscal Year. The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. The three and six months ended July 3, 2022 and July 4, 2021 contained thirteen and twenty-six weeks, respectively. The 2022 fiscal year will end January 1, 2023 and will contain 52 weeks.
Basis of Presentation. The unaudited condensed consolidated financial statements as of and for the three and six months ended July 3, 2022 and July 4, 2021 have been prepared without an audit pursuant to the rules and regulations of the Securities and Exchange Commission and do not include certain of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of such unaudited condensed consolidated financial statements have been included. The results of operations for the three and six months ended July 3, 2022 are not necessarily indicative of the results to be expected for the full year.
These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended January 2, 2022. The January 2, 2022 consolidated balance sheet data is derived from those audited consolidated financial statements.
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
Segment Information. Operating segments are components of an entity for which discrete financial information is available and is regularly reviewed by the chief operating decision maker in order to allocate resources and assess performance. The Company's chief operating decision-maker, our President and Chief Executive Officer (“CEO”), currently evaluates the Company's operations from a number of different operational perspectives; however, resource allocation decisions are determined based on the chief operating decision-maker's evaluation of the Company's operations as a whole. The Company derives all significant revenues from a single operating segment, its restaurant business. Accordingly, the Company views the operating results of its restaurants as one reportable segment.

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
Cash and Cash Equivalents. The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. At both July 3, 2022 and January 2, 2022, the Company did not have any cash invested in money market funds classified as cash equivalents on the condensed consolidated balance sheets.
Food, beverage and packaging costs. The Company includes food, beverage and packaging costs and delivery charges, net of any vendor purchase discounts and rebates, in food, beverage, and packaging costs.
Fair Value of Financial Instruments. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. In determining fair value, the accounting standards establish a three-level hierarchy for inputs used in measuring fair value as follows: Level 1 inputs are quoted prices in active markets for identical assets or liabilities; Level 2 inputs are observable for the asset or liability, either directly or indirectly, including quoted prices in active markets for similar assets or liabilities; and Level 3 inputs are unobservable and reflect the Company's own assumptions. Financial instruments include cash and cash equivalents, trade and other receivables, accounts payable and long-term debt. The carrying amounts of cash and cash equivalents, trade and other receivables and accounts payable approximate fair value because of the short-term nature of these financial instruments. The carrying amount of the Term B Loans at July 3, 2022 approximate fair value because of their variable rates. The fair value of the Company's 5.875% Senior Notes due 2029 is based on its recent trading value, which is considered a Level 2 input, and at July 3, 2022 was approximately $222.0 million.
The Company recognizes its derivative arrangements on the balance sheet at fair value, which is considered a Level 2 input. The Company’s only derivative is an interest rate swap (the "Swap") which is designated as a cash flow hedge. Accordingly, the effective portion of the changes in the fair value of this arrangement is recognized in accumulated other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of the changes in the fair value of this arrangement is immediately recognized in earnings as interest expense. The Company classifies cash inflows and outflows from derivatives within operating activities on the condensed consolidated statements of cash flows. The Swap is valued at $6.0 million as of July 3, 2022. It is classified as Level 2 within the valuation hierarchy.
Fair value measurements of non-financial assets and non-financial liabilities are primarily used in the impairment analysis of long-lived assets, goodwill and intangible assets. Long-lived assets and definite-lived intangible assets are measured at fair value on a nonrecurring basis using Level 3 inputs. As described in Notes 4 and 5, the Company recorded $16.7 million in goodwill impairment charges in the second quarter of 2022 and long-

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

lived asset impairment charges of $1.1 million and $1.4 million during the three and six months ended July 3, 2022 and $0.1 million and $0.3 million during the three and six months ended July 4, 2021.
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
3. Acquisitions
In 2021, the Company acquired an aggregate of 19 Burger King restaurants from other franchisees in the following transactions (in thousands except number of restaurants):

Closing Date	Number of Restaurants	Purchase Price	Fee-Owned(1)(2)	Market Location
June 17, 2021	14	$27,603	12	Fort Wayne, Indiana
June 23, 2021	5	3,216	1	Battle Creek, Michigan
	19	$30,819	13
(1)The 2021 acquisitions included the purchase of 13 fee-owned restaurants, of which 12 were sold in sale-leaseback transactions during the third quarter of 2021 for net proceeds of approximately $20.2 million.
(2)One of the fee-owned restaurants was closed at the end of 2021 and subsequently sold in the second quarter of 2022 for proceeds of $0.2 million.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

The Company allocated the aggregate purchase price for the 2021 acquisitions at their estimated fair values. The following table summarizes the final allocation of the aggregate purchase price for the 2021 acquisitions:

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
The results of operations for the restaurants acquired are included from the closing date of the respective acquisition. The 2021 acquired restaurants contributed restaurant sales of $5.8 million and $10.9 million in the three and six months ended July 3, 2022. It is impracticable to disclose net earnings for the post-acquisition period for the acquired restaurants as net earnings of these restaurants were not tracked on a collective basis due to the integration of administrative functions, including field supervision.
The unaudited pro forma impact on the results of operations for the restaurants acquired in 2021 for the three and six months ended July 4, 2021 are included below. The unaudited pro forma results of operations are not necessarily indicative of the results that would have occurred had the acquisitions been consummated at the beginning of the periods presented, nor are they necessarily indicative of any future consolidated operating results. The following table summarizes the Company's unaudited pro forma operating results:

	Three Months Ended	Six Months Ended
	July 4, 2021	July 4, 2021
Total revenue	$430,017	$826,024
Net loss	$(8,871)	$(15,574)
Basic and diluted net loss per share	$(0.18)	$(0.31)
This unaudited pro forma financial information does not give effect to any anticipated synergies, operating efficiencies, cost savings or integration costs related to the acquired restaurants.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

4. Intangible Assets
Goodwill. The Company is required to review goodwill for impairment annually, or more frequently when events and circumstances indicate that the carrying amount may be impaired. During the second quarter of 2022, a sustained decline in the Company's stock price due to the impact of continued increases in input costs on the Company's operating margins resulted in an implied equity premium that was outside of an observable range and was determined to be an indicator of an impairment. As a result, the Company performed a quantitative interim goodwill impairment test for its reporting units during the second quarter of 2022. As part of this interim goodwill impairment test, the Company considered certain qualitative and quantitative factors, such as the Company's performance, business forecasts, capital expenditure plans, a discount rate approximating the Company's weighted average cost of capital, and an evaluation of peer company multiples, among other factors. Using both the income approach and the market approach, the Company compared the fair value of each of its reporting units to their respective carrying values. Based on the results of this analysis, the Company determined that the fair value of its Popeyes reporting unit was less than its carrying value, and as a result, recorded a non-cash goodwill impairment charge during the three months ended July 3, 2022 of $16.7 million. The non-cash goodwill impairment charge represented a full write-down of the goodwill for the Popeyes reporting unit and is included in impairment and other lease charges on the condensed consolidated statements of comprehensive loss. The change in goodwill for the six months ended July 3, 2022 is summarized below:

Balance at January 2, 2022	$124,451
Impairment of goodwill	(16,700)
Balance at July 3, 2022	$107,751
Franchise Rights. Amounts allocated to franchise rights for each acquisition of Burger King and Popeyes restaurants are amortized using the straight-line method over the average remaining term of the acquired franchise agreements plus one renewal period of twenty years.
The Company assesses the potential impairment of franchise rights whenever events or changes in circumstances indicate that the carrying value may not be recoverable, including closures of restaurants that were part of an acquisition, a shortfall in undiscounted operating cash flows over the projected remaining life of the franchise rights over the carrying value of such franchise rights for each acquisition group, or a goodwill impairment trigger. If an indicator of impairment exists, an estimate of the aggregate undiscounted cash flows from the acquired restaurants is compared to the respective carrying value of franchise rights for each acquisition. If an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value. No impairment charges were recorded related to the Company’s franchise rights for the three and six months ended July 3, 2022 and July 4, 2021. The change in franchise rights for the six months ended July 3, 2022 is summarized below:

Balance at January 2, 2022	$326,769
Amortization expense	(6,987)
Balance at July 3, 2022	$319,782
Amortization expense related to franchise rights was $3.5 million and $3.4 million for the three months ended July 3, 2022 and July 4, 2021, respectively, and $7.0 million and $6.9 million for the six months ended July 3, 2022 and July 4, 2021, respectively. The Company expects annual amortization expense to be $14.0 million in fiscal 2022, 2023 and 2024 and $13.9 million in 2025, 2026 and 2027.

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
During the three months ended July 3, 2022, the Company recorded long-lived asset impairment and other lease charges of $1.5 million consisting of initial impairment charges for six underperforming restaurants of $0.9 million, capital expenditures at previously impaired restaurants of $0.2 million, and lease charges related to four restaurants closed during the second quarter of $0.4 million. During the six months ended July 3, 2022, the Company recorded long-lived asset impairment and other lease charges of $2.0 million for seven underperforming restaurants of $1.0 million, capital expenditures at previously impaired restaurants of $0.3 million, and lease charges related to five restaurants closed during the period of $0.7 million.
During the three months ended July 4, 2021, the Company recorded impairment and other lease charges of $0.1 million due primarily to capital expenditures at previously impaired restaurants. During the six months ended July 4, 2021, the Company recorded impairment and other lease charges of $0.5 million consisting of $0.3 million related to capital expenditures at previously impaired restaurants and $0.2 million of other lease charges.
6. Other Liabilities, Long-Term
Other liabilities, long-term, at July 3, 2022 and January 2, 2022 consisted of the following:

	July 3, 2022	January 2, 2022
Accrued occupancy costs	$1,736	$1,741
Accrued workers’ compensation and general liability claims	5,411	4,947
Deferred compensation	2,437	2,286
Deferred federal payroll taxes	—	10,808
Lease finance obligations	1,183	5,780
Other	1,193	1,210
	$11,960	$26,772
On March 27, 2020, the United States enacted the Coronavirus Aid, Relief and Economic Security Act (as amended, the “CARES Act”) as a response to the economic uncertainty resulting from COVID-19. The CARES Act provided for deferred payment of the employer portion of social security taxes through the end of 2020, with 50% of the deferred amount due December 31, 2021 (which was subsequently deferred to January 3, 2022) and the remaining 50% due December 31, 2022 (which was subsequently deferred to January 3, 2023). As of July 3, 2022, $10.8 million of this deferral remained to be repaid and was recorded as a current liability in accrued payroll, related taxes and benefits.

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
Right-of-use lease assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make payments in exchange for that right of use. As the rate implicit within our leases is not readily determinable, the Company uses market and term-specific incremental borrowing rates which consider the rate of interest it expects to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. ROU assets are also reduced by lease incentives, increased by initial direct costs and adjusted by favorable lease assets and unfavorable lease liabilities.
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
Lease Cost
The components and classification of lease expense for the three and six months ended July 3, 2022 and July 4, 2021 are as follows:

		Three Months Ended		Six Months Ended
Lease cost	Classification	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Operating lease cost(1)	Restaurant rent expense	$26,352	$25,717	$52,695	$51,459
Operating lease cost(2)	General and administrative	252	224	473	480
Variable lease cost	Restaurant rent expense	4,878	4,874	9,548	9,446
Finance lease cost:
Amortization of right-of-use assets	Depreciation and amortization	670	177	1,156	309
Interest on lease liabilities	Interest expense	170	28	278	51
Total lease cost		$32,322	$31,020	$64,150	$61,745
(1)Includes short-term leases which are not material.
(2)Represents operating lease costs for property and equipment not directly related to restaurant operations.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

8. Long-term Debt
Long-term debt at July 3, 2022 and January 2, 2022 consisted of the following:

	July 3, 2022	January 2, 2022
Senior Credit Facility:
Term B Loans	$169,750	$171,875
Revolving credit borrowings	27,000	—
Senior Notes Due 2029	300,000	300,000
Finance lease liabilities	13,858	6,306
Total Funded debt	510,608	478,181
Less: current portion of long-term debt and finance lease liabilities	(7,181)	(5,794)
Less: unamortized debt issuance costs	(5,944)	(6,490)
Less: unamortized original issue discount	(517)	(580)
Total Long-term debt	$496,966	$465,317
Senior Credit Facilities. On April 30, 2019, the Company entered into senior secured credit facilities in an aggregate principal amount of $550.0 million, consisting of (i) a Term Loan B Facility in an aggregate principal amount of $425.0 million (the “Term Loan B Facility”) maturing on April 30, 2026 and (ii) a revolving credit facility (including a sub-facility of $35.0 million for standby letters of credit) in an aggregate principal amount of $125.0 million maturing on April 30, 2024 (the “Revolving Credit Facility” and, together with the Term Loan B Facility, the “Senior Credit Facilities”). As subsequently amended, as of July 3, 2022 the Senior Credit Facilities provide for an aggregate maximum commitment available for borrowings under the Revolving Credit Facility of $215.0 million and the Revolving Credit Facility matures on January 29, 2026.
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
In addition, the Senior Credit Facilities require the Company to meet a First Lien Leverage Ratio (as defined in the Senior Credit Facilities) under certain circumstances. The Company is only required to maintain a First Lien Leverage Ratio (as defined in the Senior Credit Facilities) of not greater than 5.75 to 1.00 (as measured on a most recent four quarter basis) if, and only if, on the last day of any fiscal quarter, the sum of the aggregate principal amount of outstanding revolving credit borrowings under the Revolving Credit Facility and the aggregate face amount of letters of credit issued under the Revolving Credit Facility (excluding undrawn letters of credit in an aggregate face amount up to $12.0 million) exceeds 35% of the aggregate amount of the maximum borrowings under the Revolving Credit Facility.
As the $27.0 million borrowings under the Revolving Credit Facility at July 3, 2022 did not exceed 35% of the aggregate borrowing capacity, no First Lien Leverage Ratio calculation was required. However, if the Company had been subject to the First Lien Leverage Ratio, the Company's First Lien Leverage Ratio of 3.51 to 1.00 as of July 3, 2022 was below the required First Lien Leverage Ratio of 5.75 to 1.00. As a result, the Company does not expect to have to reduce its term loan borrowings mandatorily with Excess Cash Flow (as defined in the Senior Credit Facilities). The Company was in compliance with the covenants under its Senior Credit Facilities at July 3, 2022.

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
The Term Loan B Facility requires quarterly installment payments, which began on September 30, 2019. Amounts outstanding at July 3, 2022 are due and payable as follows:
(i) fifteen remaining quarterly installments of $1.1 million;
(ii) one final payment of $153.8 million on April 30, 2026.
At July 3, 2022, borrowings under the Senior Credit Facilities bore interest as follows (subject to interest rate swap as described below):
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
The weighted average interest rate for borrowings on long-term debt balances was 5.2% in both the three and six months ended July 3, 2022, and 4.4% for both the three and six months ended July 4, 2021.
As of July 3, 2022, there were $27.0 million borrowings outstanding and $9.6 million of letters of credit issued under the Revolving Credit Facility. After reserving for issued letters of credit and outstanding borrowings under the Revolving Credit Facility, $178.4 million was available for borrowings under the Revolving Credit Facility at July 3, 2022.
Senior Notes due 2029. On June 28, 2021, the Company issued $300.0 million principal amount of 5.875% Senior Notes due 2029 (the “Notes”) in a private placement. The proceeds of the offering, together with $46.0 million of borrowings under the Revolving Credit Facility, were used to (i) repay $74.4 million of outstanding term B-1 loans and $243.6 million of outstanding term B loans under the Senior Credit Facilities (which included scheduled principal payments), (ii) to pay fees and expenses related to the offering of the Notes and the Seventh Amendment and (iii) for working capital and general corporate purposes.
Carrols Restaurant Group and certain of its subsidiaries (the "Guarantors") entered into the Indenture (the “Indenture”) dated as of June 28, 2021 with the Bank of New York Mellon Trust Company governing the Notes. The Indenture provides that the Notes will mature on July 1, 2029 and will bear interest at the rate of 5.875% per annum, payable semi-annually on July 1 and January 1 of each year, beginning on January 1, 2022. The entire principal amount of the Notes will be due and payable in full on the maturity date. The Indenture further provides that the Company (i) may redeem some or all of the Notes at any time after July 1, 2024 at the redemption prices described therein, (ii) may redeem up to 40% of the Notes using the proceeds of certain equity offerings completed before July 1, 2024 and (iii) must offer to purchase the Notes if it sells certain of its assets or if specific kinds of changes in control occur, all as set forth in the Indenture. The Notes are senior unsecured obligations of Carrols Restaurant Group and are guaranteed on an unsecured basis by the Guarantors. The Indenture contains certain covenants that limit the ability of Carrols Restaurant Group and the Guarantors to, among other things: incur indebtedness or issue preferred stock; incur liens; pay dividends or make distributions in respect of capital stock or make certain other restricted payments or investments; sell assets; agree to payment restrictions affecting Restricted Subsidiaries (as defined in the Indenture); enter into transactions with affiliates; or merge, consolidate or sell substantially all of the assets. Such restrictions are subject to certain exceptions and qualifications all as set forth in the Indenture. The Company was in compliance with all such covenants as of July 3, 2022.
Interest Rate Swap. In March 2020, the Company entered into an interest rate swap agreement with certain of its lenders under the Senior Credit Facilities to mitigate the risk of increases in the variable interest rate related to term loan borrowings under the Senior Credit Facilities. The interest rate swap fixed the interest rate on $220.0 million of outstanding borrowings under the Senior Credit Facility at 0.915% plus the applicable margin in its

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

Senior Credit Facilities. The differences between the variable LIBOR rate and the interest rate swap rate of 0.915% are settled monthly. The agreement matures on February 28, 2025.
On November 12, 2021, the Company partially terminated this interest rate swap to reduce the notional amount hedged from $220.0 million to $120.0 million. The reduction, which settled with net proceeds to the Company of $0.2 million, left the fixed rate and other terms of the swap arrangement unchanged and provided the flexibility to repay borrowings under the Senior Credit Facilities which previously needed to be maintained at the hedged $220.0 million notional amount. The Company made net additional interest payments to settle the interest rate swap of $44 thousand and $0.3 million during the three and six months ended July 3, 2022, respectively, and $0.4 million and $0.9 million, respectively, during the three and six months ended July 4, 2021.
The fair value of the Company's interest rate swap agreement was an asset of $6.0 million as of July 3, 2022 which is included in long-term other assets in the accompanying condensed consolidated balance sheets. Changes in the valuation of the Company's interest rate swap were included as a component of other comprehensive income and will be reclassified to earnings as the income or losses are realized. The Company expects to reclassify net gains totaling $2.0 million into earnings in the next twelve months related to this interest rate swap.
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
9. Income Taxes
The benefit for income taxes for the three and six months ended July 3, 2022 and July 4, 2021 was comprised of the following:

	Three Months Ended		Six Months Ended
	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Current	$—	$(16)	$—	$(16)
Deferred	(9,400)	(2,572)	(17,616)	(5,233)
Change in valuation allowance	3,279	2,556	5,486	2,556
Benefit for income taxes	$(6,121)	$(32)	$(12,130)	$(2,693)
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.
The benefit for income taxes for the three and six months ended July 3, 2022 was derived using an estimated effective annual income tax rate for all of 2022 of 20.3%, which is inclusive of the estimated change in the Company's deferred tax assets valuation allowance and excludes other discrete tax adjustments. The difference compared to the statutory rate for 2022 is attributed to various nondeductible tax expenses and non-refundable business credits which are not directly related to the amount of pre-tax loss recorded in the period as well as the valuation allowance charge. The three and six months ended July 3, 2022 contained no discrete tax adjustments.
The benefit for income taxes for the three and six months ended July 4, 2021 was derived using an estimated effective annual income tax rate for all of 2021 of 11.0%, which reflected a change in valuation allowance on its deferred tax assets and excluded other discrete tax adjustments. The difference compared to the statutory rate for 2021 is attributed to various nondeductible tax expenses. There were no net discrete tax adjustments during three months ended July 4, 2021. The six months ended July 4, 2021 contained $0.7 million of tax benefit from net discrete tax adjustments.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

The Company performs an assessment of positive and negative evidence regarding the realization of its deferred income tax assets as required by ASC 740. Under ASC 740, the weight given to negative and positive evidence is commensurate only to the extent that such evidence can be objectively verified. ASC 740 prescribes that objective historical evidence, in particular the Company’s three-year cumulative loss position at July 3, 2022, be given greater weight than subjective evidence, including the Company’s forecast of future taxable income, which include assumptions that cannot be objectively verified. In determining the likelihood of future realization of the deferred income tax assets as of July 3, 2022 and January 2, 2022 the Company considered both positive and negative evidence and weighted the effect of such evidence based upon its objectivity. At July 3, 2022 and January 2, 2022, the Company estimated that the valuation allowance required for certain of its federal income tax credits that may expire prior to their utilization by the Company was $29.1 million and $24.4 million, respectively. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as projections for growth. The Company recorded income tax expense of $3.3 million and $5.5 million in the three and six months ended July 3, 2022 relative to this valuation reserve.
The Company's policy is to recognize interest and/or penalties related to uncertain tax positions in income tax expense. At July 3, 2022 and January 2, 2022, the Company had no unrecognized tax benefits and no accrued interest related to uncertain tax positions. The tax years 2018 - 2021 remain open to examination by the major taxing jurisdictions to which the Company is subject. Although it is not reasonably possible to estimate the amount by which unrecognized tax benefits may increase within the next twelve months due to the uncertainties regarding the timing of examinations, the Company does not expect unrecognized tax benefits to significantly change in the next twelve months.
10. Stock-Based Compensation
Stock-based compensation expense for the three months ended July 3, 2022 and July 4, 2021 was $0.9 million and $1.6 million, respectively, and for the six months ended July 3, 2022 and July 4, 2021 was $2.9 million and $3.1 million, respectively.
As of July 3, 2022, the total unrecognized stock-based compensation expense relating to time-vested restricted shares and stock options was approximately $6.0 million and the Company expects to record an additional $1.9 million in stock-based compensation expense related to the vesting of these awards in the remainder of 2022. The remaining weighted average vesting period for stock options and non-vested shares was 2.1 years.
Time-vested Restricted Shares. During the six months ended July 3, 2022, the Company granted 1,116,000 time-vested restricted shares to certain of its employees and officers and 226,584 time-vested restricted shares to its outside directors. These shares generally vest in equal installments over their three-year service period, provided the participant has continuously remained an employee, officer or director of the Company. In accordance with a transition agreement entered into in connection with the retirement of our former CEO, 165,000 issued time-vested restricted shares vested on April 1, 2022.
In addition, on April 1, 2022, the Company granted 100,000 time-vested restricted shares with a two-year vesting period to its new CEO. These shares will vest in equal installments over a two-year service period, provided the participant has continuously remained employed by the Company.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

The Company's time vested shares vest, become non-forfeitable and are expensed over their respective vesting period. The following is a summary of all time-vested restricted share activity for the six months ended July 3, 2022:

	Shares	Weighted Average Grant Date Price
Non-vested at January 2, 2022	1,336,830	$6.55
Granted	1,442,584	$2.72
Vested	(782,053)	$6.70
Forfeited	(99,550)	$4.46
Non-vested at July 3, 2022	1,897,811	$3.69
The fair value of time-vested shares is based on the closing price on the date of grant.
Performance-based Restricted Shares. On April 1, 2022, 600,000 performance-based restricted shares were granted to our new CEO. These shares fully vest on the third anniversary of the grant date based on the achievement of contractually defined EBITDA and share price growth targets. The fair value of the market-based restricted shares is determined using a Monte Carlo simulation valuation model and these shares will be expensed over a three year performance-based vesting period based on the probability of the Company's attainment of the contractually defined targets.
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

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

The following is a summary of all stock option activity for the six months ended July 3, 2022:

	Options	Weighted Average Exercise Price	Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value(1)
Options outstanding at January 2, 2022	1,025,000
Forfeited	(49,500)	$7.12
Options Outstanding at July 3, 2022	975,500	$7.12	5.1	$—
Vested or expected to vest at July 3, 2022	975,500	$7.12	5.1	$—
Options exercisable at July 3, 2022	761,000	$7.12	5.1	$—
(1)The aggregate intrinsic value is calculated using the difference between the market price of the Company's common stock at July 3, 2022 of $2.10 and the grant price for only those awards that have a grant price that is less than the market price of the Company's common stock at July 3, 2022. There were no awards having a grant price less than the market price of the Company's common stock at July 3, 2022.
Restricted Stock Units. The Company has issued restricted stock units (“RSUs”) on shares of the Company's common shares to certain officers of the Company.
The following is a summary of all RSU activity for the six months ended July 3, 2022:

Units
Non-vested at January 2, 2022	129,620
Vested	(90,850)
Non-vested at July 3, 2022	38,770

11. Commitments and Contingencies
Lease Guarantees. Fiesta Restaurant Group, Inc. (“Fiesta”), a former wholly-owned subsidiary of the Company, was spun-off in 2012 to the Company's stockholders. As of July 3, 2022, the Company is a guarantor under 17 leases from the time when Fiesta was its subsidiary which have lease terms expiring on various dates through 2030. As of July 3, 2022, the guarantees include eight Fiesta restaurant property leases and nine Taco Cabana leases, all of which remain operating except for one Fiesta-owned restaurant. Eight of these guarantees are for leases with Pollo Operations, Inc, a wholly owned subsidiary of Fiesta, and nine of the guarantees are for leases with Texas Taco Cabana, L.P., an indirect subsidiary of Taco Cabana, Inc. (together with all direct and indirect subsidiaries, “Taco”). Taco was a wholly owned subsidiary of Fiesta until August 16, 2021 when Fiesta sold all of its outstanding capital stock of Taco Cabana, Inc. to YTC Enterprises, LLC, an affiliate of Yadav Enterprises, Inc. The Company is fully liable for all obligations under the terms of the leases in the event that a tenant fails to pay any sums due under the lease, subject to indemnification provisions of the Separation and Distribution Agreement entered into in connection with the spin-off of Fiesta.
The maximum potential amount of future undiscounted rental payments the Company could be required to make under these leases at July 3, 2022 was $8.3 million. The obligations under these leases will generally continue to decrease over time as these operating leases expire, except for any execution of renewal options that exist under the original leases. No payments related to these guarantees have been made by the Company to date and none are expected to be required to be made in the future. The Company has not recorded a liability for these guarantees in accordance with ASC 460 - Guarantees as Fiesta has indemnified the Company for all such obligations and the Company did not believe it was probable it would be required to perform under any of the guarantees or direct obligations.
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

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

Supplier Concentrations. The Company primarily utilizes four distributors, McLane Company Inc., Lineage Foodservice Solutions, LLC, Reinhart Food Service LLC and Performance Foodservice, to supply its Burger King restaurants with the majority of its foodstuffs. As of July 3, 2022, such distributors supplied 31%, 30%, 29% and 10%, respectively, of the Company's Burger King restaurants. The Company utilizes five distributors for its Popeyes restaurants, two for poultry products and three for all other products. For the Company's Popeyes restaurants, one distributor, Customized Distribution Services, is the poultry product supplier for 69% of its restaurants and the non-poultry products supplier for 91% of its restaurants.
Transition Agreement. On September 23, 2021, the Company entered into a transition agreement with its former CEO Daniel T. Accordino, which outlines certain payments that have been and will be made in connection with his retirement which occurred on April 1, 2022, subject to his compliance with terms of the agreement.

12. Transactions with Related Parties
In connection with an acquisition of restaurants from BKC in 2012, Carrols Restaurant Group issued to BKC 100 shares of Series A Convertible Preferred Stock, which Carrols Restaurant Group, BKC and Blue Holdco 1, LLC (“Blue Holdco” and, together with BKC, the “BKC Stockholders”) exchanged for 100 shares of newly issued Series B Convertible Preferred Stock (“Series B Preferred Stock”) in 2018. These preferred shares are convertible into 9,414,580 shares of common stock, which as of July 3, 2022 represents approximately 15.0% of the outstanding shares of the Company's common stock after giving effect to the conversion of the Series B Preferred Stock and excluding shares held in treasury. Pursuant to the Certificate of Designation of the Series B Preferred Stock (the “Certificate of Designation”), the BKC Stockholders are entitled to elect two representatives on the Company's Board of Directors. The approval of the BKC Stockholders is also required before the Company can take certain actions, including, among other things, amending the Company’s certificate of incorporation or bylaws, declaring or paying a special cash dividend, amending the size of the Company’s Board of Directors, or engaging in any business other than the ownership and operation of Burger King restaurants, in each case as more particularly described in the Certificate of Designation.
The Company operates its Burger King restaurants under franchise agreements with BKC and its Popeyes restaurants under franchise agreements with Popeyes Louisiana Kitchen, Inc. (“PLK”), a subsidiary of Restaurant Brands International Inc. (“RBI"). These franchise agreements generally provide for an initial term of twenty years and currently have an initial franchise fee of $50,000. With BKC's and PLK's respective approval, the Company can elect to extend franchise agreements for additional 20 year terms, provided that the restaurant meets the current restaurant image standard and the Company is not in default under terms of the franchise agreement. In addition to the initial franchise fee, the Company generally pays BKC a monthly royalty at a rate of 4.5% of Burger King restaurant sales and PLK a weekly royalty at a rate of 5.0% of Popeyes restaurant sales. Royalty expense was $19.6 million and $18.7 million in the three months ended July 3, 2022 and July 4, 2021, respectively, and $37.3 million and $35.8 million in the six months ended July 3, 2022 and July 4, 2021, respectively, and is included in other restaurant operating expenses in the condensed consolidated statements of comprehensive loss. Beginning in May of 2021, the Company also pays a monthly fee to BKC for use of its digital platform which was $0.5 million and $0.9 million in the three and six months ended July 3, 2022, respectively, and $0.4 million in the three and six months ended July 4, 2021 and is included in other restaurant operating expenses in the condensed consolidated statements of comprehensive loss.
The Company is also generally required to contribute 4% of restaurant sales from its restaurants to an advertising fund utilized by BKC and PLK for advertising, promotional programs and public relations activities, and additional amounts for local advertising in markets that approve such advertising. Advertising expense associated with these expenditures was $17.3 million and $16.4 million in the three months ended July 3, 2022 and July 4, 2021, respectively, and $33.0 million and $31.5 million in the three and six months ended July 3, 2022 and July 4, 2021, respectively.
As of July 3, 2022 and July 4, 2021, the Company leased 222 and 227 of its restaurant locations from BKC, respectively. As of July 3, 2022 and July 4, 2021, the terms and conditions of the leases with BKC are identical to those between BKC and their third party lessors for 95 and 98 restaurants, respectively. Aggregate rent under these

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

BKC leases was $6.8 million for both the three months ended July 3, 2022 and July 4, 2021, respectively, and $13.5 million and for both the six months ended July 3, 2022 and July 4, 2021, respectively. The Company does not believe that such lease terms have been significantly affected by the fact that the Company and BKC are deemed to be related parties.
The Company owed BKC and PLK as of July 3, 2022 and January 2, 2022, $17.4 million and $16.3 million, respectively, related to the payment of advertising, royalties, digital fees, rent and real estate taxes, which is normally remitted on a monthly basis.
The Company, Carrols Corporation, Carrols LLC, and BKC entered into an Amended Area Development Agreement on January 4, 2021 (the “Amended ADA”). Under the Amended ADA, Carrols LLC has agreed to open, build and operate a total of 50 new Burger King restaurants, 80% of which must be in Kentucky, Tennessee and Indiana. This included four Burger King restaurants by September 30, 2021, 10 additional Burger King restaurants by September 30, 2022, 12 additional Burger King restaurants by September 30, 2023, 12 additional Burger King restaurants by September 30, 2024 and 12 additional Burger King restaurants by September 30, 2025. There is a 90-day cure period to meet the required restaurant development each development year. The Company is in ongoing discussions with BKC regarding its development plans, and does not believe the penalties, if any, associated with not meeting these commitments will be material.
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

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

At July 3, 2022, $11.0 million was available to repurchase shares under the Repurchase Program. Shares repurchased are being held in treasury until they are retired at the discretion of the Board of Directors.

14. Net Loss per Share
The Company applies the two-class method to calculate and present net income (loss) per share. The Company's non-vested restricted share awards and Series B Convertible Preferred Stock contain non-forfeitable rights to dividends and are considered participating securities for purposes of computing net income (loss) per share pursuant to the two-class method. Under the two-class method, net earnings are reduced by the amount of dividends declared (whether paid or unpaid) and the remaining undistributed earnings are then allocated to common stock and participating securities, based on their respective rights to receive dividends. As the Company incurred a net loss for the three and six months ended July 3, 2022 and July 4, 2021, and losses are not allocated to participating securities under the two-class method, such method is not applicable for the aforementioned interim reporting periods.
Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding for the reporting period. Diluted net income (loss) per share reflects additional shares of common stock outstanding, where applicable, calculated using the treasury stock method or the two-class method.
The following table sets forth the calculation of basic and diluted net loss per share:

	Three Months Ended		Six Months Ended
	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Basic net loss per share:
Net loss	$(26,476)	$(9,559)	$(47,745)	$(16,727)
Weighted average common shares outstanding	50,795,328	49,917,296	50,634,008	49,870,718
Basic net loss per share	$(0.52)	$(0.19)	$(0.94)	$(0.34)
Diluted net loss per share:
Net loss	$(26,476)	$(9,559)	$(47,745)	$(16,727)
Shares used in computing diluted net loss per share	50,795,328	49,917,296	50,634,008	49,870,718
Diluted net loss per share	$(0.52)	$(0.19)	$(0.94)	$(0.34)
Shares excluded from diluted net loss per share computations(1)	11,951,161	11,010,535	11,951,161	11,010,535

(1)Shares issuable upon conversion of preferred stock and non-vested shares were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive.
15. Subsequent Events
In July 2022, the Company received $2.5 million in connection with the settlement of a lawsuit with one of its vendors.

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
Results from Operations—an analysis of our results of operations for the three and six months ended July 3, 2022 compared to the three and six months ended July 4, 2021, including a review of material items and known trends and uncertainties.
Liquidity and Capital Resources—an analysis of our cash flows, including capital expenditures, the existence and timing of commitments and contingencies, changes in capital resources and a discussion of known trends that may impact liquidity.
Application of Critical Accounting Policies —an overview of accounting policies requiring critical judgments and estimates.
Forward Looking Statements—cautionary information about forward-looking statements and a description of certain risks and projections.
Company Overview
Carrols Restaurant Group, Inc. and its consolidated subsidiaries (collectively, “Carrols Restaurant Group”, the “Company”, “we”, “our” or “us”) is one of the largest restaurant companies in the United States and has been operating restaurants for more than 60 years. We are the largest Burger King franchisee in the United States based on number of restaurants, and have operated Burger King restaurants since 1976. As of July 3, 2022 we operated, as franchisee, a total of 1,088 restaurants in 23 states under the trade names of Burger King and Popeyes. This included 1,023 Burger King restaurants in 23 Northeastern, Midwestern, Southcentral and Southeastern states and 65 Popeyes restaurants in seven Southeastern states. During the second quarter of 2021, we acquired 19 Burger King® restaurants in two separate transactions, which we refer to as the "2021 acquired restaurants."
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
•EBITDA, Adjusted EBITDA, Adjusted Restaurant-Level EBITDA and Adjusted Net Income (Loss) are non-GAAP financial measures. EBITDA represents net loss before income taxes, interest expense, and depreciation and amortization. Adjusted EBITDA represents EBITDA adjusted to exclude impairment and other lease charges, acquisition costs, stock-based compensation expense, restaurant pre-opening costs, executive transition, non-recurring litigation and other professional expenses, loss on extinguishment of debt, and other expense, net. Adjusted Restaurant-Level EBITDA represents loss from operations as adjusted to exclude general and administrative expenses, depreciation and amortization, impairment and other lease charges, pre-opening costs and other expense, net. Adjusted Net Income (Loss) represents net loss as adjusted, net of tax, to exclude impairment and other lease charges, acquisition costs, restaurant pre-opening costs, executive transition, non-recurring litigation and other professional expenses, loss on extinguishment of debt, other expense, net and the valuation allowance for deferred taxes.
We are presenting Adjusted EBITDA, Adjusted Restaurant-Level EBITDA and Adjusted Net Income (Loss) because we believe that they provide a more meaningful comparison than EBITDA and net loss of our core business operating results, as well as with those of other similar companies. Additionally, we present Adjusted Restaurant-Level EBITDA because it excludes restaurant pre-opening costs, other expense, net, and the impact of general and administrative expenses such as salaries and expenses associated with corporate and administrative functions that support the development and operations of our restaurants, legal, auditing and other professional fees. Although these costs are not directly related to restaurant-level operations, these costs are necessary for the profitability of our restaurants. Management believes that Adjusted EBITDA, Adjusted Restaurant-Level EBITDA and Adjusted Net Income (Loss), when viewed with our results of operations in accordance with U.S. GAAP and the accompanying reconciliations on page 30, provide useful information about operating performance and period-over-period growth, and provide additional information that is useful for evaluating the operating performance of our core business without regard to potential distortions. Additionally, management believes that Adjusted EBITDA and Adjusted Restaurant-Level EBITDA permit investors to gain an understanding of the factors and trends affecting our ongoing cash earnings, from which capital investments are made and debt is serviced.
However, EBITDA, Adjusted EBITDA, Adjusted Restaurant-Level EBITDA and Adjusted Net Income (Loss) are not measures of financial performance or liquidity under U.S. GAAP and, accordingly, should not be considered as alternatives to net loss, income (loss) from operations or cash flow from operating activities as indicators of operating performance or liquidity. Also, these measures may not be comparable to similarly titled captions of other companies. For the reconciliation between Net Loss to EBITDA, Adjusted EBITDA and Adjusted Net Income (Loss) and the reconciliation of income (loss) from operations to Adjusted Restaurant-Level EBITDA, see page 30.
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
•Impairment and other lease charges include non-operating charges resulting from the following circumstances:
◦for property and equipment and finite-lived intangible assets, a potential impairment charge is evaluated whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable. Impairment charges are determined by an assessment of the recoverability of carrying values of these assets over their respective remaining lives through undiscounted future operating cash flows.
◦for infinite lived intangible assets including goodwill, a potential impairment charge is evaluated whenever events or changes in circumstances indicate that the carrying amount may be impaired. Impairment charges are determined by a comparison of the carrying value of a reporting unit to its fair value.
◦for restaurant closures prior to their lease or franchise end dates, lease charges are recorded for our obligations under the related leases and franchise agreements for closed locations net of estimated sublease recoveries.
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
In 2021, we acquired 19 restaurants from other franchisees in the following transactions ($ in thousands):

Closing Date	Number of Restaurants	Purchase Price	Fee-Owned(1)(2)	Market Location
June 17, 2021	14	$27,603	12	Fort Wayne, Indiana
June 23, 2021	5	3,216	1	Battle Creek, Michigan
	19	$30,819	13
(1) The 2021 acquisitions included the purchase of 13 fee-owned restaurants, of which 12 were sold in sale-leaseback transactions during the third quarter of 2021 for net proceeds of approximately $20.2 million.
(2) One of the fee-owned properties was closed at the end of 2021, and subsequently sold in the second quarter of 2022 for proceeds of $0.2 million.
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

	Three Months Ended	Six Months Ended
	July 4, 2021	July 4, 2021
Total revenue	$430,017	$826,024
Income from operations	$6,807	$4,324
Adjusted EBITDA	$29,933	$50,419
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
Capital Expenditures
We expect that our capital expenditures in 2022 will approximate $40.0 million. We continue to review on an ongoing basis our future development and remodel plans in relation to our available capital resources, supply chain availability and our expected return on investment.
We incurred $21.8 million of capital expenditures in the first six months of 2022, net of proceeds from sale of other assets and insurance proceeds. We opened three Burger King restaurants and completed remodels of nine Burger King restaurants in the first six months of 2022. In all of 2022, we expect to complete development of six new Burger King restaurants and to remodel nine Burger King restaurants and two Popeyes restaurants.
Issuance of Senior Notes and Amendments to our Senior Credit Facilities
Senior Credit Facilities. On April 30, 2019, we entered into senior secured credit facilities in an aggregate principal amount of $550.0 million, consisting of (i) a Term Loan B Facility in an aggregate principal amount of $425.0 million (the “Term Loan B Facility”) maturing on April 30, 2026 and (ii) a revolving credit facility (including a sub-facility of $35.0 million for standby letters of credit) in an aggregate principal amount of $125.0 million maturing on April 30, 2024 (the “Revolving Credit Facility” and, together with the Term Loan B Facility, the “Senior Credit Facilities”). As subsequently amended, as of July 3, 2022 the Senior Credit Facilities provide for an aggregate maximum commitment available for borrowings under the Revolving Credit Facility of $215.0 million and the Revolving Credit Facility matures on January 29, 2026.
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
The Senior Credit Facilities contain certain covenants, including, without limitation, those limiting our and our subsidiaries' ability to, among other things, incur indebtedness, incur liens, sell or acquire assets or businesses, change the character of our business in all material respects, engage in transactions with related parties, make certain investments, make certain restricted payments or pay dividends.
In addition, the Senior Credit Facilities require us to meet a First Lien Leverage Ratio (as defined in the Senior Credit Facilities) under certain circumstances. We are only required to maintain a First Lien Leverage Ratio (as defined in the Senior Credit Facilities) of not greater than 5.75 to 1.00 (as measured on a most recent four quarter basis) if, and only if, on the last day of any fiscal quarter, the sum of the aggregate principal amount of outstanding revolving credit borrowings under the Revolving Credit Facility and the aggregate face amount of letters of credit issued under the Revolving Credit Facility (excluding undrawn letters of credit in an aggregate face amount up to $12.0 million) exceeds 35% of the aggregate amount of the maximum borrowings under the Revolving Credit Facility.
Senior Notes due 2029. On June 28, 2021, we issued $300.0 million principal amount of Notes in a private placement. The proceeds of the offering, together with $46.0 million of revolving credit borrowings under our Senior Credit Facilities, were used to (i) repay $74.4 million of outstanding term B-1 loans and $243.6 million of outstanding term B loans under our Senior Credit Facilities (which included scheduled principal payments), (ii) to pay fees and expenses related to the offering of the Notes and the Seventh Amendment and (iii) for working capital and general corporate purposes.

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
We did not repurchase any shares in the three or six months ended July 3, 2022 or July 4, 2021. As of July 3, 2022, $11.0 million was available to repurchase shares under the Repurchase Program. We have no obligation to repurchase additional shares of stock under the Repurchase Program, and the timing, actual number and value of shares purchased will depend on our stock price, trading volume, general market and economic conditions and other factors.
Future Restaurant Closures
We evaluate the performance of our restaurants on an ongoing basis including an assessment of the current and future operating results of each restaurant in relation to its cash flow and future occupancy costs, and with regard to franchise agreement renewals, the cost of required capital improvements. We may elect to close restaurants based on these evaluations.
In all of 2021 we closed five Burger King restaurants, excluding one restaurant relocated within its trade area. In the first six months of 2022, we permanently closed six Burger King restaurants. We currently anticipate approximately 15 to 20 restaurant closures for all of 2022, outside of any restaurants being relocated within their trade area.
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

Effect of Minimum Wage Increases
Certain of the states and municipalities in which we operate have increased their minimum wage rates for 2021 and in many cases have also approved additional increases for future periods. Most notably, New York State increased the minimum wage applicable to our business to $14.50 an hour on January 1, 2021 and then to 15.00 an hour on July 1, 2021, from $13.75 an hour in 2020 and $12.75 per hour in 2019. New York State has a Youth Jobs Program which we have received tax credits from annually since 2016. The program extends through 2027, and we received $1.0 million for 2021 and approximately $0.6 million for the prior three years from New York State related to these credits. We had 124 restaurants in New York State at July 3, 2022. We also had one restaurant in Massachusetts that has annual minimum wage increases reaching $15.00 per hour in 2023, 10 restaurants in New Jersey that have annual minimum wage increases reaching $15.00 per hour in 2024, and 45 total restaurants in Illinois and Maryland that have annual minimum wage increases reaching $15.00 per hour in 2025, all as of July 3, 2022.
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

Results of Operations
Reconciliations of Net loss to EBITDA and Adjusted EBITDA, Income (loss) from operations to Adjusted Restaurant-Level EBITDA, and Net loss to Adjusted Net Income (Loss) for the three and six months ended July 3, 2022 and July 4, 2021 are as follows (in thousands, except for per share data):

	Three Months Ended		Six Months Ended
Reconciliation of EBITDA and Adjusted EBITDA:	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Net loss	$(26,476)	$(9,559)	$(47,745)	$(16,727)
Benefit from income taxes	(6,121)	(32)	(12,130)	(2,693)
Interest expense	7,636	6,942	15,072	13,668
Depreciation and amortization	20,071	20,421	39,613	41,030
EBITDA	(4,890)	17,772	(5,190)	35,278
Impairment and other lease charges	18,176	144	18,672	497
Acquisition costs(1)	—	292	—	292
Stock-based compensation expense	936	1,614	2,877	3,083
Pre-opening costs(2)	44	—	89	29
Executive transition, litigation and other professional expenses(3)	403	232	2,321	514
Loss on extinguishment of debt	—	8,538	—	8,538
Other expense, net(4)(5)	439	715	641	942
Adjusted EBITDA	$15,108	$29,307	$19,410	$49,173

Reconciliation of Adjusted Restaurant-Level EBITDA:
Income (loss) from operations	$(24,961)	$5,889	$(44,803)	$2,786
Add:
General and administrative expenses	20,827	20,698	42,844	42,067
Pre-opening costs(2)	44	—	89	29
Depreciation and amortization	20,071	20,421	39,613	41,030
Impairment and other lease charges	18,176	144	18,672	497
Other expense, net(4)(5)	439	715	641	942
Adjusted Restaurant-Level EBITDA	$34,596	$47,867	$57,056	$87,351

Reconciliation of Adjusted Net Income (Loss):
Net loss	$(26,476)	$(9,559)	$(47,745)	$(16,727)
Add:
Impairment and other lease charges	18,176	144	18,672	497
Acquisition costs(1)	—	292	—	292
Pre-opening costs(2)	44	—	89	29
Executive transition, litigation and other professional expenses(3)	403	232	2,321	514
Other expense, net(4)(5)	439	715	641	942
Income tax effect on above adjustments(6)	(4,766)	(346)	(5,431)	(569)
Loss on extinguishment of debt	—	8,538	—	8,538
Valuation allowance for deferred taxes(7)	3,279	—	5,486	—
Adjusted Net Income (Loss)	$(8,901)	$16	$(25,967)	$(6,484)
Adjusted diluted net income (loss) per share(8)	$(0.18)	$—	$(0.51)	$(0.13)
Adjusted diluted weighted average common shares outstanding	50,795	49,917	50,634	49,871

(1)Acquisition costs for the three and six months ended July 4, 2021 primarily include integration, travel, legal and professional fees incurred in connection with restaurant acquisitions during the second quarter in 2021 which were included in general and administrative expenses.
(2)Pre-opening costs for the three and six months ended July 3, 2022 and July 4, 2021 include training, labor and occupancy costs incurred during the construction of new restaurants.
(3)Executive transition, litigation and other professional expenses for the three and six months ended July 3, 2022 and July 4, 2021 include executive recruiting and transition costs, costs pertaining to an ongoing lawsuit with one of the Company's former vendors and other non-recurring professional service expenses.
(4)Other expense, net, for the three and six months ended July 3, 2022 included a loss on disposal of assets of $0.5 million and $0.8 million, respectively. The six months ended July 3, 2022 also included additional gains on previous sale-leaseback transactions of $0.1 million.
(5)Other expense, net, for the three and six months ended July 4, 2021 included a loss on disposal of assets of $0.7 million and $0.9 million, respectively.
(6)The income tax effect related to the adjustments to Adjusted Net Income (Loss) was calculated using an incremental income tax rate of 25% for the three and six months ended July 3, 2022 and July 4, 2021. The loss on extinguishment of debt is not adjusted for tax as its benefit was offset by a valuation allowance charge in the three and six months ended July 4, 2021.
(7)Reflects the removal of the income tax expense recorded in connection with an increase to our valuation allowance on deferred income tax assets during the three and six months ended July 3, 2022.
(8)Adjusted diluted net income (loss) per share is calculated based on Adjusted Net Income (Loss) and the dilutive weighted average common shares outstanding for the respective periods, where applicable.
Three Months Ended July 3, 2022 Compared to Three Months Ended July 4, 2021
The following table highlights the key components of sales and the number of restaurants in operation for our second quarter ended July 3, 2022 as compared to the second quarter ended July 4, 2021:

	Three Months Ended
	July 3, 2022	July 4, 2021
Restaurant Sales	$441,945	$424,541
Burger King	419,758	402,659
Popeyes	22,187	21,882

Change in Comparable Restaurant Sales(a)	2.8%	11.5%
Change in Comparable Burger King Restaurant Sales(a)	2.8%	12.6%
Change in Comparable Popeyes Restaurant Sales(a)	2.0%	(5.3)%

Burger King Restaurants operating at beginning of period:	1,026	1,010
New restaurants opened, including relocations(b)	1	—
Restaurants acquired	—	19
Restaurants closed, including relocations(b)	(4)	(2)
Burger King Restaurants at end of period	1,023	1,027
Average number of operating Burger King restaurants	1,024.9	1,008.9

Popeyes Restaurants operating at beginning and end of period:	65	65
Average number of operating Popeyes restaurants	65.0	65.0
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
Restaurant Sales. Total restaurant sales in the second quarter of 2022 increased $17.4 million to $441.9 million from the second quarter of 2021. Our comparable restaurant sales increased 2.8% compared to the second quarter of 2021, which reflected an increase in average check of 9.6% and a decrease in customer traffic of 6.2%. The change in average check included a 9.5% effective price increase compared to the second quarter of 2021 for our Burger King restaurants. Promotional sales discounts in the second quarter of 2022 were 17.1% of restaurant sales at our Burger King restaurants compared to 19.8% in the second quarter of 2021. Restaurant sales were also impacted by the inclusion of sales in 2022 from the 19 restaurants acquired in the second quarter of 2021, four new Burger King restaurants built since the end of the second quarter of 2021 and eight restaurants closed since the end of the second quarter of 2021.
Operating Costs and Expenses (percentages stated as a percentage of total revenue). The following table sets forth, for the three months ended July 3, 2022, July 4, 2021 and April 3, 2022, selected operating results as a percentage of total revenue:

	Three Months Ended (13 weeks)
	July 3, 2022	July 4, 2021
Costs and expenses (all restaurants):
Food, beverage and packaging costs	31.7%	29.8%
Restaurant wages and related expenses	33.8%	32.4%
Restaurant rent expense	7.1%	7.2%
Other restaurant operating expenses	15.6%	15.3%
Advertising expense	4.0%	4.0%
General and administrative	4.7%	4.9%
Food, beverage and packaging costs increased to 31.7% of restaurant sales in the second quarter of 2022 from 29.8% of restaurant sales in the second quarter of 2021 and 30.8% of restaurant sales in the first quarter of 2022. This increase compared to last year reflects increased commodity pricing at our Burger King restaurants (4.8%), and increased commodities pricing at our Popeyes restaurants (0.2%). These cost pressures were offset in part by the impact of menu price increases taken at our Burger King restaurants since the end of the second quarter of 2021 (2.9%) and lower promotional discounting in the second quarter of 2022 at our Burger King restaurants (0.7%).
Restaurant wages and related expenses increased to 33.8% of restaurant sales in the second quarter of 2022 from 32.4% in the second quarter of 2021, but decreased from 35.5% in the first quarter of 2022. We benefited in the second quarter of 2021 from labor adjustments we made at the onset of the COVID-19 pandemic to restrict overtime and reduce staffing levels. Beginning late in the second quarter of 2021, we have seen competitive pressure on wage rates that has significantly outpaced statutory minimums as the re-opening of the economy increased demand for labor at all levels of the workforce. The impact of base hourly labor rate increases in the second quarter of 2022, inclusive of minimum wage increases, was 10.0% when compared to the prior year period.
Restaurant rent expense as a percentage of restaurant sales was 7.1% in the second quarter of 2022 and 7.2% the second quarter of 2021.
Other restaurant operating expenses increased as a percentage of restaurant sales to 15.6% in the second quarter of 2022 from 15.3% of restaurant sales in the second quarter of 2021, but decreased from 16.4% in the first quarter of 2022. Our second quarter of 2021 results reflected cost savings realized from the constrained pandemic operating environment. In the second quarter of 2022, we saw higher spending on repair and maintenance (0.2%) and increased insurance costs (0.3%).
Advertising expense was 4.0% of restaurant sales in both the second quarter of 2022 and the second quarter of 2021.

Adjusted Restaurant-Level EBITDA. As a result of the factors discussed above, Adjusted Restaurant-Level EBITDA decreased $13.3 million, or 27.7%, to $34.6 million in the second quarter of 2022 compared to $47.9 million in the second quarter of 2021. As a percentage of total restaurant sales, Adjusted Restaurant-Level EBITDA decreased to 7.8% in the second quarter of 2022 from 11.3% in the second quarter of 2021. For a reconciliation between Adjusted Restaurant-Level EBITDA and income (loss) from operations see page 30.
General and Administrative Expenses. General and administrative expenses increased $0.1 million in the second quarter of 2022 to $20.8 million, and was 4.7% as a percentage of total restaurant sales in the second quarter of 2022 and 4.9% in the second quarter of 2021. The $0.1 million increase was due to higher travel costs ($0.3 million) and increased salaries and training labor ($0.5 million) which were partially offset by lower stock-based compensation expense ($0.7 million).
Adjusted EBITDA. As a result of the factors above, Adjusted EBITDA decreased to $15.1 million in the second quarter of 2022 from $29.3 million in the second quarter of 2021. As a percentage of total restaurant sales, Adjusted EBITDA decreased to 3.4% in the second quarter of 2022 from 6.9% in the second quarter of 2021, but increased compared to Adjusted EBITDA of 1.1% of restaurant sales in the first quarter of 2022. For a reconciliation between net loss and EBITDA and Adjusted EBITDA see page 30.
Depreciation and Amortization Expense. Depreciation and amortization expense decreased $0.4 million to $20.1 million in the second quarter of 2022 from $20.4 million in the second quarter of 2021.
Impairment and Other Lease Charges. Impairment and other lease charges were $18.2 million in the second quarter of 2022, consisting of $16.7 million in goodwill impairment charges, $0.9 million of initial impairment charges for six underperforming restaurants, capital expenditures at previously impaired restaurants of $0.2 million, closures of restaurants and of other lease charges including charges related to four restaurants closed during the second quarter of 2022 of $0.4 million. During the second quarter of 2021, we recorded impairment and other lease charges of $0.1 million due primarily to a restaurant closed during the quarter.
Other Expense, net. Other expense, net was $0.4 million in the second quarter of 2022 and $0.7 million in the second quarter of 2021, both primarily representing losses on disposals of assets.
Interest Expense. Interest expense increased to $7.6 million in the second quarter of 2022 from $6.9 million in the second quarter of 2021. Our weighted average interest rate for long-term borrowings increased to 5.2% in the second quarter of 2022 from 4.4% in the second quarter of 2021, due to the impact of the 5.875% interest rate on our new Senior Notes issued in June of 2021 as well as higher variable rates on our Senior Credit Facilities. Variable rate increases on our Senior Credit Facilities have and will be offset by our interest rate swap which fixes the interest rate on $120.0 million of debt outstanding under our Senior Credit Facilities.
Benefit for Income Taxes. For the three months ended July 3, 2022, the benefit for income taxes was derived using an estimated effective annual income tax rate for all of 2022 of 20.3%. The difference compared to the statutory rate for 2022 is attributable to various permanent non-deductible expenses and non-refundable business credits which are not directly related to the amount of pre-tax loss recorded in the period as well as the impact of increases to our valuation allowance on our deferred income tax assets. During the three months ended July 3, 2022, our benefit for income taxes from continuing operations was reduced by $3.3 million due to an increase in our valuation allowance on our deferred income tax assets. There were no discrete tax expenses in the second quarter of 2022.
For the three months ended July 4, 2021, the benefit for income taxes was derived using an estimated effective annual income tax rate for all of 2020 of 11.0%. The difference compared to the statutory rate for 2021 was attributable to various permanent non-deductible expenses which are not directly related to the amount of pre-tax loss recorded in a period. There was $0.7 million in net discrete tax benefit in the second quarter of 2021.
Net Loss. As a result of the above, net loss for the second quarter of 2022 was $26.5 million, or $0.52 per diluted share, compared to net loss in the second quarter of 2021 of $9.6 million, or $0.19 per diluted share.

Six Months Ended July 3, 2022 Compared to Six Months Ended July 4, 2021
The following table highlights the key components of sales for the six-month period ended July 3, 2022 as compared to the six-month period ended July 4, 2021:

	Six Months Ended
	July 3, 2022	July 4, 2021
Restaurant Sales	$841,421	$814,534
Burger King	797,587	771,147
Popeyes	43,834	43,387

Change in Comparable Restaurant Sales(a)	2.2%	12.6%
Change in Comparable Burger King Restaurant Sales(a)	2.2%	13.6%
Change in Comparable Popeyes Restaurant Sales (a)	2.1%	(2.5)%

Burger King Restaurants operating at beginning of period:	1,026	1,009
New restaurants opened, including relocations(b)	3	2
Restaurants acquired	—	19
Restaurants closed, including relocations(b)	(6)	(3)
Burger King Restaurants at end of period	1,023	1,027
Average number of operating Burger King restaurants	1,024.3	1,009.0

Popeyes Restaurants operating at beginning and end of period:	65	65
Average number of operating Popeyes restaurants	65.0	65.0
a.Restaurants we acquire are included in comparable restaurant sales after they have been operated by us for 12 months. Sales from restaurants that we develop are included in comparable restaurant sales after they have been open for 15 months. The calculation of changes in comparable restaurant sales is based on a comparison to the comparable 26-week period 52-weeks prior.
b.There were no restaurant relocations during the periods presented.
Restaurant Sales. Total restaurant sales in the first six months of 2022 increased 3.3% to $841.4 million from $814.5 million in the first six months of 2021. Comparable restaurant sales increased 2.2% in the first six months of 2022, which reflected an increase in average check of 9.6% and a decrease in customer traffic of 6.7%. The effect in the first six months of 2022 from menu price increases taken at our Burger King restaurants since the beginning of 2021 was approximately 8.6%. Restaurant sales were also impacted by the inclusion of sales in 2022 from the 19 restaurants acquired in the second quarter of 2021, the four new Burger King restaurants built since the end of the second quarter of 2021 and the eight restaurants closed since the end of the second quarter of 2021.

Operating Costs and Expenses (percentages stated as a percentage of total revenue unless otherwise noted). The following table sets forth, for the six months ended July 3, 2022 and July 4, 2021, selected operating results as a percentage of total revenue:

	Six Months Ended
	July 3, 2022	July 4, 2021
Costs and expenses (all restaurants):
Food, beverage and packaging costs	31.3%	29.5%
Restaurant wages and related expenses	34.6%	32.8%
Restaurant rent expense	7.4%	7.5%
Other restaurant operating expenses	16.0%	15.5%
Advertising expense	4.0%	4.0%
General and administrative	5.1%	5.2%
Food, beverage and packaging costs increased to 31.3% in the first six months of 2022 from 29.5% in the first six months of 2021. This increase compared to last year reflected increased commodity pricing at our Burger King restaurants (4.6%), increased commodity pricing at our Popeyes restaurants (0.3%) and increased delivery commissions (0.2%). These cost pressures were offset in part by the favorable impact of menu price increases taken at our Burger King restaurants since the beginning of 2021 (2.6%) and lower promotional discounting in the first six months of 2022 at our Burger King restaurants (0.9%).
Restaurant wages and related expenses was 34.6% in the first six months of 2022 and 32.8% the first six months of 2021. We benefited in the first six months of 2021 from labor adjustments we made at the onset of the COVID-19 pandemic to restrict overtime and reduce staffing levels. Beginning late in the second quarter of 2021, we have seen competitive pressure on wage rates that has significantly outpaced statutory minimums as the re-opening of the economy increased demand for labor at all levels of the workforce. The impact of base hourly labor rate increases over the first six months of 2022, inclusive of minimum wage increases, was 11.8% when compared to the prior year period. This rate of increase has moderated over the first six months of 2022, as we began lapping the period this began last year.
Restaurant rent expense decreased to 7.4% in the first six months of 2022 from 7.5% in the first six months of 2021 due to the effect of higher sales volumes on generally fixed rental costs.
Other restaurant operating expenses increased to 16.0% in the first six months of 2022 from 15.5% in the first six months of 2021. The first and second quarters of 2021 reflected cost savings realized from the constrained pandemic operating environment. In the first six months of 2022, we saw higher spending on repair and maintenance (0.2%), security costs (0.2%), including investments in smart safe technology), utilities (0.2%), and insurance (0.2%), which were partially offset by lower spending on supplies (0.1%).
Advertising expense was 4.0% in both the first six months of 2022 and the first six months of 2021.
Adjusted Restaurant-Level EBITDA. As a result of the factors above, Adjusted Restaurant-Level EBITDA decreased $30.3 million, or 34.7%, to $57.1 million in the first six months of 2022 compared to $87.4 million in the prior year period, and, as a percentage of total revenue, was 6.8% in the first six months of 2022 and 10.7% in the first six months of 2021. For a reconciliation between Adjusted Restaurant-Level EBITDA and income (loss) from operations see page 30.
General and Administrative Expenses. General and administrative expenses increased $0.8 million in the first six months of 2022 to $42.8 million and, as a percentage of total revenue, decreased to 5.1% from 5.2% in the prior year period. The increase in total general and administrative expenses in the first six months of 2022 was due to higher salaries and training labor of $2.5 million and increased travel costs of $0.7 million, which was partially offset by lower performance bonus accruals of $2.3 million.

Adjusted EBITDA. As a result of the factors above, Adjusted EBITDA decreased to $19.4 million in the first six months of 2022 from $49.2 million in the first six months of 2021. For a reconciliation between net loss and EBITDA and Adjusted EBITDA see page 30.
Depreciation and Amortization Expense. Depreciation and amortization expense decreased to $39.6 million in the first six months of 2022 from $41.0 million in the first six months of 2021.
Impairment and Other Lease Charges. Impairment and other lease charges were $18.7 million in the first six months of 2022, consisting of $16.7 million in goodwill impairment charges, initial impairment charges for seven underperforming restaurants of $1.0 million, capital expenditures of $0.3 million at previously impaired or closed restaurants and $0.7 million of other lease charges for five locations closed during the period.
Impairment and other lease charges were $0.5 million in the first six months of 2021, which included capital expenditures of $0.3 million at previously impaired restaurants and $0.2 million of other lease charges.
Other Expense (Income), net. Other expense, net was $0.6 million in the first six months of 2022 and $0.9 million in the first six months of 2021, both primarily representing losses on disposals of assets.
Loss on Extinguishment of Debt. During the first six months of 2021, we recognized a loss on extinguishment of debt of $8.5 million in connection with the early extinguishment of our term B-1 loans and partial extinguishment of our term B loans under our Senior Credit Facilities. The loss consisted of the proportional write-off of unamortized debt issuance costs and unamortized original issuance discount.
Interest Expense. Interest expense increased to $15.1 million in the first six months of 2022 from $13.7 million in the first six months of 2021. The weighted average interest rate on borrowings under our long term debt increased to 5.2% in the first six months of 2022 from 4.4% in the first six months of 2021, due to the impact of the 5.875% interest rate on our new Senior Notes issued in June of 2021 as well as higher variable rates on our Senior Credit Facilities. Variable rate increases on our Senior Credit Facilities have and will be offset by our interest rate swap which fixes the interest rate on $120.0 million of debt outstanding under our Senior Credit Facilities.
Benefit for Income Taxes. The benefit for income taxes for the first six months of 2022 was derived using an estimated effective annual income tax rate for all of 2022 of 20.3%, which excludes any discrete tax adjustments. The difference compared to the statutory rate for 2022 is attributable to various permanent non-deductible expenses and non-refundable business credits which are not directly related to the amount of pre-tax loss recorded in the period as well as the impact of increases to our valuation allowance on our deferred income tax assets of $5.5 million. There were no discrete tax expenses during the six months ended July 3, 2022.
The benefit for income taxes for the first six months of 2021 was derived using an estimated effective annual income tax rate for all of 2021 of 11.0%, which excludes any discrete tax adjustments. There were no discrete tax adjustments in the six months ended July 4, 2021. The deferred tax benefit from our pretax loss during the six months of 2021 was offset by tax expense of $2.6 million from an increase to the valuation allowance on our net deferred tax assets as of July 4, 2021.
Net Loss. As a result of the above, net loss for the first six months of 2022 was $47.7 million, or $0.94 per diluted share, compared to a net loss in first six months of 2021 of $16.7 million, or $0.34 per diluted share.
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
Operating Activities. Net cash used for operating activities was $23.0 million in the first six months of 2022 compared to net cash provided by operating activities of $26.6 million in the first six months of 2021. The decrease was due primarily to a decrease of $40.5 million in EBITDA, a decrease in cash provided by working capital components of $16.2 million, and the non-cash write-off of debt extinguishment costs in the first six months of 2021, and was partially offset by higher non-cash impairment and other lease charges of $18.2 million in the first six months of 2022. Working capital changes in the first six months of 2022 included the repayment of $10.8 million of employer payroll taxes deferred in 2020 under the CARES Act as well as a net reduction in accrued interest of $8.7 million.
Investing Activities. Net cash used for investing activities in the first six months of 2022 and 2021 was $21.8 million and $56.8 million, respectively. The first six month of 2021 included $30.8 million of cash paid for the acquisition of 19 restaurants in two acquisitions during the first six months of 2021. This cost included the purchase of 13 fee-owned restaurants, of which 12 were sold in sale-leaseback transactions during the third quarter of 2021 for net proceeds of approximately $20.2 million and one that was closed and then sold in the second quarter of 2022 for proceeds of $0.2 million.
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
The following table sets forth our capital expenditures for the periods presented (in thousands):

	Six Months Ended
	July 3, 2022	July 4, 2021
New restaurant development	$5,268	$2,615
Restaurant remodeling	6,577	6,854
Other restaurant capital expenditures	8,490	9,446
Corporate and restaurant information systems	2,421	7,560
Total capital expenditures	$22,756	$26,475
Number of new restaurant openings, including relocations	3	2
In the first six months of 2022, investing activities also included proceeds from the sale of other assets of $0.9 million.
Financing Activities. Net cash provided by financing activities in the first six months of 2022 was $23.8 million and included $27.0 million of net revolving credit borrowings under our Senior Credit Facilities, principal payments of $2.1 million of outstanding term B loans under our Senior Credit Facilities, and principal payments on finance leases of $1.1 million.

Net cash provided by financing activities in the six months of 2021 was $21.4 million and included the issuance of $300.0 million principal amount of the Notes, principal payments of $319.3 million of outstanding term B and B-1 loans under our Senior Credit Facilities, $46.0 million of revolving credit borrowings under our Senior Credit Facilities, and $5.0 million in financing costs paid in connection with the issuance of the Notes and amendments to our Senior Credit Facilities. We also made principal payments on finance leases of $0.3 million in the first six months of 2021.
Senior Notes due 2029. On June 28, 2021, we issued $300.0 million principal amount of the Notes in a private placement as described above under “—Recent and Future Events Affecting our Results of Operations-Issuance of Notes and Amendments to our Senior Credit Facilities”. The proceeds of the offering, together with $46.0 million of revolving credit borrowings under our Senior Credit Facilities, were used to (i) repay $74.4 million of outstanding term B-1 loans and $243.6 million of outstanding term B loans under our Senior Credit Facilities (which included scheduled principal payments), (ii) to pay fees and expenses related to the offering of the Notes and the Seventh Amendment and (iii) for working capital and general corporate purposes.
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
The Senior Credit Facilities contain certain covenants, including, without limitation, those limiting our and our subsidiaries' ability to, among other things, incur indebtedness, incur liens, sell or acquire assets or businesses, change the character of our business in all material respects, engage in transactions with related parties, make certain investments, make certain restricted payments or pay dividends.
In addition, the Senior Credit Facilities require us to meet a First Lien Leverage Ratio (as defined in the Senior Credit Facilities) under certain circumstances. We are only required to maintain a First Lien Leverage Ratio (as defined in the Senior Credit Facilities) of not greater than 5.75 to 1.00 (as measured on a most recent four quarter basis) if, and only if, on the last day of any fiscal quarter, the sum of the aggregate principal amount of outstanding revolving credit borrowings under the Revolving Credit Facility and the aggregate face amount of letters of credit issued under the Revolving Credit Facility (excluding undrawn letters of credit in an aggregate face amount up to $12.0 million) exceeds 35% of the aggregate amount of the maximum borrowings under the Revolving Credit Facility.
As the $27.0 million borrowings under the Revolving Credit Facility at July 3, 2022 did not exceed 35% of the aggregate borrowing capacity, no First Lien Leverage Ratio calculation was required. However, if we had been subject to the First Lien Leverage Ratio, the Company's First Lien Leverage Ratio was 3.51 to 1.00 as of July 3, 2022 which was below the required First Lien Leverage Ratio of 5.75 to 1.00. As a result, we do not expect to have to reduce our term loan borrowings mandatorily with Excess Cash Flow (as defined in the Senior Credit Facilities). We were in compliance with the financial covenants under our Senior Credit Facilities at July 3, 2022.
At July 3, 2022, borrowings under our Senior Credit Facilities bore interest as follows (subject to the interest rate swap as described below):
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
The weighted average interest rate for borrowings on long-term debt balances were 5.2% for the three and six months ended July 3, 2022 and 4.4% for the three and six months ended July 4, 2021.
The Term Loan B Facility is due and payable in quarterly installments which began on September 30, 2019. Amounts outstanding at July 3, 2022 are due and payable as follows:

(i) fifteen quarterly installments of $1.1 million;
(ii) one final payment of $153.8 million on April 30, 2026.
As of July 3, 2022, there were $27.0 million revolving credit borrowings outstanding and $9.6 million of letters of credit issued under the Revolving Credit Facility. After reserving for issued letters of credit and outstanding revolving credit borrowings, $178.4 million was available for revolving credit borrowings under the Senior Credit Facilities at July 3, 2022.
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
Interest Rate Swap. In March 2020, we entered into an interest rate swap agreement with certain of our lenders under the Senior Credit Facilities to mitigate the risk of increases in the variable interest rate related to term loan borrowings under the Term Loan B Facility. The interest rate swap fixed the interest rate on $220.0 million of outstanding borrowings under the Senior Credit Facilities at 0.915% plus the applicable margin in our Senior Credit Facilities. The agreement matures on February 28, 2025. On November 12, 2021, we partially terminated this interest rate swap to reduce the notional amount hedged from $220.0 million to $120.0 million and obtain the flexibility to repay borrowings under the Senior Credit Facilities which previously needed to be maintained at the hedged $220.0 million notional amount. The fixed rate and other terms of the swap arrangement remained unchanged as a result of the partial termination, which settled with net proceeds to us of $0.2 million.
The differences between the variable LIBOR rate and the interest rate swap rate of 0.915% are settled monthly. We made net additional interest payments of $44.0 thousand and $0.3 million to settle the interest rate swap during the three and six months ended July 3, 2022, respectively, and $0.4 million and $0.9 million during the three and six months ended July 4, 2021, respectively. The fair value of our interest rate swap agreement was an asset of $6.0 million as of July 3, 2022 and is included in long-term other assets in the accompanying condensed consolidated balance sheets. Changes in the valuation of our interest rate swap were included as a component of other comprehensive (income) loss, and will be reclassified to earnings as the losses are realized. We expect to reclassify net gains totaling $2.0 million into earnings in the next twelve months.
A table of our contractual obligations as of January 2, 2022 was included in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended January 2, 2022. There have been no significant changes to our contractual obligations during the three months ended July 3, 2022 other than as described under “—Recent and Future Events Affecting Our Results of Operations—Issuance of Notes and Amendments to our Senior Credit Facilities”.

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
A 1% change in interest rates would have resulted in a $0.2 million and $0.4 million change to interest expense for the three and six months ended July 3, 2022, respectively, and a $0.6 million and $1.3 million change to interest expense for the three and six months ended and July 4, 2021, respectively.
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
Evaluation of Disclosure Controls and Procedures. We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 3, 2022.
Changes in Internal Control. During the three months ended July 3, 2022, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
We are party to various litigation matters that arise in the ordinary course of business. We do not believe that the outcome of any of these other matters meet the disclosure or recognition standards, nor will they have a material adverse effect on our consolidated financial statements.
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

CARROLS RESTAURANT GROUP, INC.

Date: August 11, 2022	/s/ Paulo A. Pena
(Signature)
Paulo A. Pena President and Chief Executive Officer

Date: August 11, 2022	/s/ Anthony E. Hull
(Signature)
Anthony E. Hull Vice President, Chief Financial Officer and Treasurer