Form 10-Q
period 2022-10-02
CARROLS RESTAURANT GROUP, INC.
filed 2022-11-10
CIK 809248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 4, 2022, Carrols Restaurant Group, Inc. had 53,273,272 shares of its common stock, $.01 par value, outstanding.

CARROLS RESTAURANT GROUP, INC.
FORM 10-Q
QUARTER ENDED OCTOBER 2, 2022

PART I—FINANCIAL INFORMATION
ITEM 1—INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CARROLS RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	October 2, 2022	January 2, 2022
ASSETS
Current assets:
Cash and cash equivalents	$3,237	$29,151
Trade and other receivables	20,823	16,644
Inventories	13,567	14,023
Prepaid expenses and other current assets	18,807	8,530
Total current assets	56,434	68,348
Property and equipment, net of accumulated depreciation of $524,095 and $489,588, respectively	320,387	337,702
Franchise rights, net of accumulated amortization of $157,937 and $147,486, respectively (Note 4)	316,293	326,769
Goodwill (Note 4)	107,751	124,451
Operating right-of-use assets, net (Note 7)	773,505	791,763
Franchise agreements, at cost less accumulated amortization of $16,696 and $14,608, respectively	29,095	30,788
Deferred income taxes (Note 9)	6,461	—
Other assets (Note 8)	14,530	7,243
Total assets	$1,624,456	$1,687,064
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and finance lease liabilities (Notes 7 and 8)	$7,293	$5,794
Current portion of operating lease liabilities (Note 7)	46,812	44,688
Accounts payable	30,082	31,164
Accrued interest	5,173	9,433
Accrued payroll, related taxes and benefits	46,508	50,855
Accrued real estate taxes	9,453	8,256
Other liabilities	32,428	18,433
Total current liabilities	177,749	168,623
Long-term debt and finance lease liabilities, net of current portion (Notes 7 and 8)	478,807	465,317
Operating lease liabilities (Note 7)	785,585	802,959
Deferred income taxes, net (Note 9)	—	7,617
Accrued postretirement benefits	1,437	1,552
Other liabilities (Note 6)	11,497	26,772
Total liabilities	1,455,075	1,472,840
Commitments and contingencies (Note 11)
Stockholders’ equity (Note 13):
Preferred stock, par value $.01; authorized 20,000,000 shares, issued and outstanding—100 shares	—	—
Voting common stock, par value $.01; authorized—100,000,000 shares, issued—55,378,225 and 53,374,341 shares, respectively, and outstanding—50,805,461 and 49,932,558 shares, respectively	529	520
Additional paid-in capital	291,624	287,816
Accumulated deficit	(117,838)	(61,396)
Accumulated other comprehensive income	9,193	1,411
Treasury stock, at cost	(14,127)	(14,127)
Total stockholders’ equity	169,381	214,224
Total liabilities and stockholders’ equity	$1,624,456	$1,687,064
See notes to unaudited condensed consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Restaurant sales	$443,961	$421,703	$1,285,382	$1,236,237
Operating expenses:
Food, beverage and packaging costs	138,012	131,103	401,244	371,317
Restaurant wages and related expenses	148,838	141,303	439,773	408,541
Restaurant rent expense (Note 7)	31,244	30,551	93,487	91,456
Other restaurant operating expenses	70,237	66,733	204,676	193,280
Advertising expense	17,841	16,619	51,446	48,927
General and administrative expenses (including stock-based compensation of $940, $1,458, $3,817, and $4,541, respectively)	22,572	19,209	65,416	61,276
Depreciation and amortization	19,284	20,101	58,897	61,131
Impairment and other lease charges (Notes 4 and 5)	1,196	784	19,868	1,281
Other income, net (Note 15)	(1,750)	(1,053)	(1,109)	(111)
Total operating expenses	447,474	425,350	1,333,698	1,237,098
Loss from operations	(3,513)	(3,647)	(48,316)	(861)
Loss on extinguishment of debt	—	—	—	8,538
Interest expense	7,896	7,724	22,968	21,392
Loss before income taxes	(11,409)	(11,371)	(71,284)	(30,791)
Benefit from income taxes (Note 9)	(2,712)	(1,469)	(14,842)	(4,162)
Net loss	$(8,697)	$(9,902)	$(56,442)	$(26,629)
Basic and diluted net loss per share (Note 14)	$(0.17)	$(0.20)	$(1.11)	$(0.53)
Shares used in computing net loss per share:
Weighted average common shares outstanding:
Basic and diluted weighted average common shares outstanding	50,805,461	49,927,583	50,689,730	49,889,673
Comprehensive loss, net of tax:
Net loss	$(8,697)	$(9,902)	$(56,442)	$(26,629)
Change in valuation of interest rate swap (Note 8)	2,905	269	7,782	2,924
Comprehensive loss	$(5,792)	$(9,633)	$(48,660)	$(23,705)
See notes to unaudited condensed consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share and per share amounts)
(Unaudited)

								Accumulated
					Additional			Other			Total
	Common Stock		Preferred Stock		Paid-In	Accumulated		Comprehensive	Treasury Stock		Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit		Income (Loss)	Shares	Amount	Equity
Balance, January 2, 2022	52,037,511	$520	100	$—	$287,816	$(61,396)		$1,411	(2,104,953)	$(14,127)	$214,224
Stock-based compensation	—	—	—	—	1,941	—		—	—	—	1,941
Vesting of non-vested shares and RSUs	856,039	9	—	—	(9)	—		—	—	—	—
Net loss	—	—	—	—	—	(21,269)		—	—	—	(21,269)
Change in valuation of interest rate swap, net of income taxes of $816 (Note 8)	—	—	—	—	—	—		4,282	—	—	4,282
Balance, April 3, 2022	52,893,550	$529	100	$—	$289,748	$(82,665)		$5,693	(2,104,953)	$(14,127)	$199,178
Stock-based compensation	—	—	—	—	936	—		—	—	—	936
Vesting of non-vested shares	16,864	—	—	—	—	—		—	—	—	—
Net loss	—	—	—	—	—	(26,476)		—	—	—	(26,476)
Change in valuation of interest rate swap, net of income tax benefit of $211 (Note 8)	—	—	—	—	—	—		595	—	—	595
Balance, July 3, 2022	52,910,414	$529	100	$—	$290,684	$(109,141)		$6,288	(2,104,953)	$(14,127)	$174,233
Stock-based compensation	—	—	—	—	940	—		—	—	—	940
Vesting of non-vested shares	—	—	—	—	—	—		—	—	—	—
Net loss	—	—	—	—	—	(8,697)		—	—	—	(8,697)
Change in valuation of interest rate swap, net of income taxes of $159 (Note 8)	—	—	—	—	—	—		2,905	—	—	2,905
Balance, October 2, 2022	52,910,414	$529	100	$—	$291,624	$(117,838)		$9,193	(2,104,953)	$(14,127)	$169,381

Balance, January 3, 2021	51,486,116	$515	100	$—	$306,469	$(18,367)		$(3,015)	(2,096,734)	$(14,070)	$271,532
Stock-based compensation	—	—	—	—	1,469	—		—	—	—	1,469
Vesting of non-vested shares and RSUs	522,406	5	—	—	(5)	—		—	—	—	—
Net loss	—	—	—	—	—	(7,168)		—	—	—	(7,168)
Purchase of treasury stock	—	—	—	—	—	—		—	(8,219)	(57)	(57)
Change in valuation of interest rate swap, net of income taxes of $1,046 (Note 8)	—	—	—	—	—	—		3,159	—	—	3,159
Balance, April 4, 2021	52,008,522	$520	100	$—	$307,933	$(25,535)		$144	(2,104,953)	$(14,127)	$268,935
Stock-based compensation	—	—	—	—	1,614	—		—	—	—	1,614
Vesting of non-vested shares	24,014	—	—	—	—	—		—	—	—	—
Net loss	—	—	—	—	—	(9,559)		—	—	—	(9,559)
Change in valuation of interest rate swap, net of income taxes of $167 (Note 8)	—	—	—	—	—	—		(504)	—	—	(504)
Balance, July 4, 2021	52,032,536	$520	100	$—	$309,547	$(35,094)		$(360)	(2,104,953)	$(14,127)	$260,486
Stock-based compensation	—	—	—	—	1,458	—		—	—	—	1,458
Vesting of non-vested shares	—	—	—	—	—	—	—	—	—	—	—
Conversion of preferred stock to common stock	—	—	—	—	(24,882)	—		—	—	—	(24,882)
Net loss	—	—	—	—	—	(9,902)		—	—	—	(9,902)
Change in valuation of interest rate swap, net of income taxes of $89 (Note 8)	—	—	—	—	—	—		269	—	—	269
Balance, October 3, 2021	52,032,536	$520	100	$—	$286,123	$(44,996)		$(91)	(2,104,953)	$(14,127)	$227,429
See notes to unaudited condensed consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	October 2, 2022	October 3, 2021
Cash flows provided by (used in) operating activities:
Net loss	$(56,442)	$(26,629)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
(Gain) loss on disposals of property and equipment, including sale-leasebacks	1,375	(111)
Stock-based compensation	3,817	4,541
Impairment and other lease charges	19,868	1,281
Depreciation and amortization	58,897	61,131
Amortization of deferred financing costs	1,625	1,903
Amortization of discount on debt	95	455
Deferred income taxes	(14,842)	(4,138)
Non-cash loss on extinguishment of debt	—	8,538
Changes in other operating assets and liabilities	(16,535)	3,256
Net cash provided by (used in) operating activities	(2,142)	50,227
Cash flows used for investing activities:
Capital expenditures:
New restaurant development	(7,220)	(5,768)
Restaurant remodeling	(7,251)	(9,660)
Other restaurant capital expenditures	(12,325)	(13,455)
Corporate and restaurant information systems	(2,948)	(8,660)
Total capital expenditures	(29,744)	(37,543)
Acquisition of restaurants, net of cash acquired (Note 3)	—	(30,819)
Proceeds from sale of other assets	864	229
Properties purchased for sale-leaseback	(3,996)	—
Proceeds from sale-leaseback transactions	4,052	20,186
Proceeds from insurance recoveries	58	1,244
Net cash used for investing activities	(28,766)	(46,703)
Cash flows provided by financing activities:
Proceeds from issuance of 5.875% Senior Notes due 2029	—	300,000
Principal payments on Term B and B-1 Loans	(3,188)	(320,313)
Borrowings under revolving credit facility	91,500	47,063
Repayments under revolving credit facility	(81,500)	—
Principal payments on finance lease liabilities	(1,818)	(404)
Costs associated with issuance of long-term debt	—	(5,404)
Purchase of treasury shares	—	(57)
Net cash provided by financing activities	4,994	20,885
Net increase (decrease) in cash and cash equivalents	(25,914)	24,409
Cash and cash equivalents, beginning of period	29,151	64,964
Cash and cash equivalents, end of period	$3,237	$89,373
Supplemental disclosures:
Interest paid on long-term debt	$25,210	$14,577
Interest paid on lease financing obligations	77	78
Interest paid on finance leases	505	86
Accruals for capital expenditures	1,916	2,059
Finance lease obligations incurred	9,085	2,798
Gain on sale-leaseback transactions	430	17
Operating lease assets and liabilities resulting from lease modifications and new leases	19,461	35,128
Operating cash flows related to operating leases	76,804	75,389
See notes to unaudited condensed consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except share and per share amounts)

1. Business Description
At October 2, 2022, Carrols Restaurant Group, Inc. (“Carrols Restaurant Group”) operated, as franchisee, 1,022 Burger King® restaurants in 23 Northeastern, Midwestern, Southcentral and Southeastern states and 65 Popeyes® restaurants in seven Southeastern states. Carrols Restaurant Group, Inc. is a holding company and conducts all of its operations through its direct and indirect wholly-owned subsidiaries Carrols Corporation and New CFH, LLC and their wholly-owned subsidiaries. Carrols Corporation's material wholly-owned subsidiary is Carrols LLC, a Delaware limited liability company. New CFH LLC's material direct and indirect wholly-owned subsidiaries include Frayser Quality, LLC and Nashville Quality, LLC (and together with New CFH, LLC's immaterial direct and indirect subsidiaries, collectively, “New CFH”). Unless the context otherwise requires, Carrols Restaurant Group and its direct and indirect wholly-owned subsidiaries are collectively referred to as the “Company.”

2. Significant Accounting Policies
Basis of Consolidation. The accompanying condensed consolidated financial statements include the accounts of the Company and its direct and indirect wholly-owned subsidiaries. All intercompany transactions have been eliminated in consolidation.
Fiscal Year. The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. The three and nine months ended October 2, 2022 and October 3, 2021 contained thirteen and thirty-nine weeks, respectively. The 2022 fiscal year will end January 1, 2023 and will contain 52 weeks.
Basis of Presentation. The unaudited condensed consolidated financial statements as of and for the three and nine months ended October 2, 2022 and October 3, 2021 have been prepared without an audit pursuant to the rules and regulations of the Securities and Exchange Commission and do not include certain of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of such unaudited condensed consolidated financial statements have been included. The results of operations for the three and nine months ended October 2, 2022 are not necessarily indicative of the results to be expected for the full year.
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
Cash and Cash Equivalents. The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. At both October 2, 2022 and January 2, 2022, the Company did not have any cash invested in money market funds classified as cash equivalents on the condensed consolidated balance sheets.
Food, beverage and packaging costs. The Company includes food, beverage and packaging costs and delivery charges, net of any vendor purchase discounts and rebates, in food, beverage, and packaging costs.
Fair Value of Financial Instruments. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. In determining fair value, the accounting standards establish a three-level hierarchy for inputs used in measuring fair value as follows: Level 1 inputs are quoted prices in active markets for identical assets or liabilities; Level 2 inputs are observable for the asset or liability, either directly or indirectly, including quoted prices in active markets for similar assets or liabilities; and Level 3 inputs are unobservable and reflect the Company's own assumptions. Financial instruments include cash and cash equivalents, trade and other receivables, accounts payable and long-term debt. The carrying amounts of cash and cash equivalents, trade and other receivables and accounts payable approximate fair value because of the short-term nature of these financial instruments. Borrowings under the Company’s Senior Credit Facilities (including its term B loans) accrue interest at a floating rate tied to a standard short-term borrowing index selected at the Company’s option, plus an applicable margin. The Company's liability for its Senior Credit Facilities and 5.875% Senior Notes due 2029 are carried at historical cost in the accompanying balance sheets. The fair value of our term B loans and 5.875% Senior Notes due 2029 is based on recent trading activity, which are Level 2 inputs in the fair value hierarchy. As of October 2, 2022, the term B loans traded at 86.5% of par value and the 5.875% Senior Notes due 2029 traded at 67.0% of par value.
The Company recognizes its derivative arrangements on the balance sheet at fair value, which is considered a Level 2 input. The Company’s only derivative is an interest rate swap (the “Swap”) which is designated as a cash flow hedge. Accordingly, the effective portion of the changes in the fair value of this arrangement is recognized in accumulated other comprehensive income (loss) until the hedged item is recognized in earnings. Any ineffective portion of the changes in the fair value of this arrangement is immediately recognized in earnings as interest expense, as applicable. The Company classifies cash inflows and outflows from derivatives within operating activities on the condensed consolidated statements of cash flows. The Swap is valued at $9.1 million as of October 2, 2022. It is classified as Level 2 within the valuation hierarchy.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

Fair value measurements of non-financial assets and non-financial liabilities are primarily used in the impairment analysis of long-lived assets, goodwill and intangible assets. Long-lived assets and definite-lived intangible assets are measured at fair value on a nonrecurring basis using Level 3 inputs. As described in Notes 4 and 5, the Company recorded $16.7 million in goodwill impairment charges in the second quarter of 2022 and long-lived asset impairment charges of $0.4 million and $1.8 million during the three and nine months ended October 2, 2022 and $0.6 million and $0.9 million during the three and nine months ended October 3, 2021.
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
The results of operations for the restaurants acquired are included from the closing date of the respective acquisition. The 2021 acquired restaurants contributed restaurant sales of $5.5 million and $16.5 million in the three and nine months ended October 2, 2022. It is impracticable to disclose net earnings for the post-acquisition period for the acquired restaurants as net earnings of these restaurants were not tracked on a collective basis due to the integration of administrative functions, including field supervision.
The unaudited pro forma impact on the results of operations for the restaurants acquired in 2021 for the three and nine months ended October 3, 2021 are included below. The unaudited pro forma results of operations are not necessarily indicative of the results that would have occurred had the acquisitions been consummated at the beginning of the periods presented, nor are they necessarily indicative of any future consolidated operating results. The following table summarizes the Company's unaudited pro forma operating results:

	Three Months Ended	Nine Months Ended
	October 3, 2021	October 3, 2021
Total revenue	$421,703	$1,247,727
Net loss	$(9,821)	$(25,395)
Basic and diluted net loss per share	$(0.20)	$(0.51)
This unaudited pro forma financial information does not give effect to any anticipated synergies, operating efficiencies, cost savings or integration costs related to the acquired restaurants.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

4. Intangible Assets
Goodwill. The Company is required to review goodwill for impairment annually, or more frequently when events and circumstances indicate that the carrying amount may be impaired. During the second quarter of 2022, a sustained decline in the Company's stock price due to the impact of continued increases in input costs on the Company's operating margins resulted in an implied equity premium that was outside of an observable range and was determined to be an indicator of an impairment. As a result, the Company performed a quantitative interim goodwill impairment test for its reporting units during the second quarter of 2022. As part of this interim goodwill impairment test, the Company considered certain qualitative and quantitative factors, such as the Company's performance, business forecasts, capital expenditure plans, a discount rate approximating the Company's weighted average cost of capital, and an evaluation of peer company multiples, among other factors. Using both the income approach and the market approach, the Company compared the fair value of each of its reporting units to their respective carrying values. Based on the results of this analysis, the Company determined that the fair value of its Popeyes reporting unit was less than its carrying value, and as a result, recorded a non-cash goodwill impairment charge during the three months ended July 2, 2022 of $16.7 million. The non-cash goodwill impairment charge represented a full write-down of the goodwill for the Popeyes reporting unit and is included in impairment and other lease charges on the condensed consolidated statements of comprehensive loss.
During the third quarter of 2022 the Company performed its annual analysis of its remaining goodwill for the Burger King reporting unit. As part of the annual goodwill impairment test, the Company considered certain qualitative and quantitative factors, such as the Company's performance, business forecasts, capital expenditure plans, a discount rate approximating the Company's weighted average cost of capital, and an evaluation of peer company multiples, among other factors. Given the nature of the qualitative and quantitative factors considered, there is a degree of uncertainty associated with these judgments and estimates. Notably, the business forecasts and market conditions considered within the Company’s annual goodwill impairment test reflect the Company’s long-standing history of operating Burger King restaurants in various business cycles. The forecasts do not reflect an immediate change in commodity costs or wage pressures, but do reflect a normalization of these costs over time. Using both the income approach and the discounted cash flow approach, the Company compared the fair value of the reporting unit to the carrying value for the reporting unit. Based on the results of this analysis, the fair value of the reporting unit exceeded its carrying value and goodwill was not impaired as of October 2, 2022. However, there can be no assurances that goodwill will not be impaired in future periods. Estimating the fair value of goodwill requires the use of estimates and significant judgments that are based on a number of factors. These estimates and judgments may not be within the control of the Company and accordingly it is possible that the factors, judgments, and estimates could change in future periods.
The change in goodwill for the nine months ended October 2, 2022 is summarized below:

Balance at January 2, 2022	$124,451
Impairment of goodwill	(16,700)
Balance at October 2, 2022	$107,751
Franchise Rights. Amounts allocated to franchise rights for each acquisition of Burger King and Popeyes restaurants are amortized using the straight-line method over the average remaining term of the acquired franchise agreements plus one renewal period of twenty years.
The Company assesses the potential impairment of franchise rights whenever events or changes in circumstances indicate that the carrying value may not be recoverable, including closures of restaurants that were part of an acquisition, a shortfall in undiscounted operating cash flows over the projected remaining life of the franchise rights over the carrying value of such franchise rights for each acquisition group, or a goodwill impairment trigger. If an indicator of impairment exists, an estimate of the aggregate undiscounted cash flows from the acquired restaurants is compared to the respective carrying value of franchise rights for each acquisition. If an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

fair value. No impairment charges were recorded related to the Company’s franchise rights for the three and nine months ended October 2, 2022 and October 3, 2021, respectively.
The change in franchise rights for the nine months ended October 2, 2022 is summarized below:

Balance at January 2, 2022	$326,769
Amortization expense	(10,476)
Balance at October 2, 2022	$316,293
Amortization expense related to franchise rights was $3.5 million and $3.5 million for the three months ended October 2, 2022 and October 3, 2021, respectively, and $10.5 million and $10.4 million for the nine months ended October 2, 2022 and October 3, 2021, respectively. The Company expects annual amortization expense to be $14.0 million in fiscal 2022, 2023 and 2024 and $13.9 million in 2025, 2026 and 2027.
5. Impairment of Long-Lived Assets and Other Lease Charges
The Company reviews its long-lived assets, principally property and equipment, for impairment at the restaurant level. If an indicator of impairment exists for any of its assets, an estimate of the undiscounted future cash flows over the life of the primary asset for each restaurant is compared to that long-lived asset’s carrying value. If the carrying value is greater than the undiscounted cash flow, the Company then determines the fair value of the asset and if an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value. For closed restaurant locations, the Company reviews the future minimum lease payments and related ancillary costs from the date of the restaurant closure to the end of the remaining lease term and records a lease charge for any right-of-use (“ROU”) lease asset impairment or lease-related costs during the remaining term, net of any estimated sublease recoveries.
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
During the three months ended October 2, 2022, the Company recorded long-lived asset impairment and other lease charges of $1.2 million consisting of initial impairment charges for three underperforming restaurants of $0.3 million, capital expenditures at previously impaired restaurants of $0.1 million, and other lease charges of $0.8 million primarily related to one restaurant closed during the third quarter of $0.4 million. During the nine months ended October 2, 2022, the Company recorded long-lived asset impairment and other lease charges of $3.2 million consisting of initial impairment charges for ten underperforming restaurants of $1.4 million, capital expenditures at previously impaired restaurants of $0.4 million, and other lease charges of $1.5 million primarily related to six restaurants closed during the period of $1.0 million.
During the three months ended October 3, 2021, the Company recorded impairment and other lease charges of $0.8 million consisting of $0.5 million of initial impairment charges for three underperforming restaurants, capital expenditure impairment of $0.1 million at underperforming restaurants and $0.2 million of other lease charges in the third quarter of 2021. During the nine months ended October 3, 2021, the Company recorded impairment and other lease charges of $1.3 million consisting of $0.5 million related to initial impairment for four underperforming restaurants, capital expenditure impairment of $0.4 million at previously impaired restaurants and $0.4 million of other lease charges primarily from three restaurants closed during the first nine months of 2021.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

6. Other Liabilities, Long-Term
Other liabilities, long-term, at October 2, 2022 and January 2, 2022 consisted of the following:

	October 2, 2022	January 2, 2022
Accrued occupancy costs	$1,759	$1,741
Accrued workers’ compensation and general liability claims	4,895	4,947
Deferred compensation	2,526	2,286
Deferred federal payroll taxes	—	10,808
Lease finance obligations	1,181	5,780
Other	1,136	1,210
	$11,497	$26,772
On March 27, 2020, the United States enacted the Coronavirus Aid, Relief and Economic Security Act (as amended, the “CARES Act”) as a response to the economic uncertainty resulting from COVID-19. The CARES Act provided for deferred payment of the employer portion of social security taxes through the end of 2020, with 50% of the deferred amount due December 31, 2021 (which was subsequently deferred to January 3, 2022) and the remaining 50% due December 31, 2022 (which was subsequently deferred to January 3, 2023). As of October 2, 2022, $10.8 million of this deferral remained to be repaid and was recorded as a current liability in accrued payroll, related taxes and benefits.
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
Lease Cost
The components and classification of lease expense for the three and nine months ended October 2, 2022 and October 3, 2021 are as follows:

		Three Months Ended		Nine Months Ended
Lease cost	Classification	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Operating lease cost(1)	Restaurant rent expense	$26,274	$25,951	$78,970	$77,410
Operating lease cost(2)	General and administrative	231	213	704	693
Variable lease cost	Restaurant rent expense	4,970	4,599	14,517	14,046
Finance lease cost:
Amortization of right-of-use assets	Depreciation and amortization	818	240	1,975	549
Interest on lease liabilities	Interest expense	227	35	505	86
Total lease cost		$32,520	$31,038	$96,671	$92,784
(1)Includes short-term leases which are not material.
(2)Represents operating lease costs for property and equipment not directly related to restaurant operations.

8. Long-term Debt
Long-term debt at October 2, 2022 and January 2, 2022 consisted of the following:

	October 2, 2022	January 2, 2022
Senior Credit Facility:
Term B Loans	$168,688	$171,875
Revolving credit borrowings	10,000	—
Senior Notes Due 2029	300,000	300,000
Finance lease liabilities	13,570	6,306
Total Funded debt	492,258	478,181
Less: current portion of long-term debt and finance lease liabilities	(7,293)	(5,794)
Less: unamortized debt issuance costs	(5,673)	(6,490)
Less: unamortized original issue discount	(485)	(580)
Total Long-term debt	$478,807	$465,317
Senior Credit Facilities. On April 30, 2019, the Company entered into senior secured credit facilities in an aggregate principal amount of $550.0 million, consisting of (i) a Term Loan B Facility in an aggregate principal amount of $425.0 million (the “Term Loan B Facility”) maturing on April 30, 2026 and (ii) a revolving credit facility (including a sub-facility of $35.0 million for standby letters of credit) in an aggregate principal amount of $125.0 million maturing on April 30, 2024 (the “Revolving Credit Facility” and, together with the Term Loan B Facility, the “Senior Credit Facilities”). As of October 2, 2022, the Senior Credit Facilities, as amended, provide for an aggregate maximum commitment available for borrowings under the Revolving Credit Facility of $215.0 million and the Revolving Credit Facility matures on January 29, 2026.
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
As of October 2, 2022, there were $10.0 million borrowings outstanding and $9.6 million of letters of credit issued under the Revolving Credit Facility. As this did not exceed 35% of the aggregate amount of the maximum borrowings under the Revolving Credit Facility, no First Lien Leverage Ratio calculation was required. However, if the Company had been subject to the First Lien Leverage Ratio, the Company's First Lien Leverage Ratio of 3.35x to 1.00 as of October 2, 2022 was below the required First Lien Leverage Ratio of 5.75 to 1.00. As a result, the Company does not expect to have to reduce its term loan borrowings mandatorily with Excess Cash Flow (as defined in the Senior Credit Facilities).
After reserving for issued letters of credit and outstanding borrowings under the Revolving Credit Facility, $195.4 million was available for borrowings under the Revolving Credit Facility at October 2, 2022. The Company was in compliance with the covenants under its Senior Credit Facilities at October 2, 2022.
The Term Loan B Facility requires quarterly installment payments, which began on September 30, 2019. Amounts outstanding at October 2, 2022 are due and payable as follows:
(i) fourteen remaining quarterly installments of $1.1 million;
(ii) one final payment of $153.8 million on April 30, 2026.
At October 2, 2022, borrowings under the Senior Credit Facilities bore interest as follows (subject to interest rate swap as described below):
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
The weighted average interest rate for borrowings on long-term debt balances was 5.4% and 5.3% for the three and nine months ended October 2, 2022, respectively, and 5.1% and 4.7% for the three and nine months ended October 3, 2021, respectively.
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
Carrols Restaurant Group and certain of its subsidiaries (the "Guarantors") entered into the Indenture (the “Indenture”) dated as of June 28, 2021 with the Bank of New York Mellon Trust Company governing the Notes. The Indenture provides that the Notes will mature on July 1, 2029 and will bear interest at the rate of 5.875% per annum, payable semi-annually on July 1 and January 1 of each year, beginning on January 1, 2022. The entire principal amount of the Notes will be due and payable in full on the maturity date. The Indenture further provides that the Company (i) may redeem some or all of the Notes at any time after July 1, 2024 at the redemption prices described therein, (ii) may redeem up to 40% of the Notes using the proceeds of certain equity offerings completed before July 1, 2024 and (iii) must offer to purchase the Notes if it sells certain of its assets or if specific kinds of changes in control occur, all as set forth in the Indenture. The Notes are senior unsecured obligations of Carrols Restaurant Group and are guaranteed on an unsecured basis by the Guarantors. The Indenture contains certain covenants that limit the ability of Carrols Restaurant Group and the Guarantors to, among other things: incur indebtedness or issue preferred stock; incur liens; pay dividends or make distributions in respect of capital stock or make certain other restricted payments or investments; sell assets; agree to payment restrictions affecting Restricted Subsidiaries (as defined in the Indenture); enter into transactions with affiliates; or merge, consolidate or sell substantially all of the assets. Such restrictions are subject to certain exceptions and qualifications all as set forth in the Indenture. The Company was in compliance with all such covenants as of October 2, 2022.
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
On November 12, 2021, the Company partially terminated this interest rate swap to reduce the notional amount hedged from $220.0 million to $120.0 million. The reduction, which settled with net proceeds to the Company of $0.2 million, left the fixed rate and other terms of the swap arrangement unchanged and provided the flexibility to repay borrowings under the Senior Credit Facilities which previously needed to be maintained at the hedged $220.0 million notional amount. The Company received additional interest income to settle the interest rate swap of $0.4 million and $0.1 million during the three and nine months ended October 2, 2022, respectively, and made net additional interest payments of $0.5 million and $1.3 million, during the three and nine months ended October 3, 2021, respectively.
The fair value of the Company's interest rate swap agreement was an asset of $9.1 million as of October 2, 2022 which is included in long-term other assets in the accompanying condensed consolidated balance sheets. Changes in the valuation of the Company's interest rate swap were included as a component of other comprehensive loss and will be reclassified to earnings as the income or losses are realized. The Company expects to reclassify net gains totaling $4.1 million into earnings in the next twelve months related to this interest rate swap.
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

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

9. Income Taxes
The benefit for income taxes for the three and nine months ended October 2, 2022 and October 3, 2021 was comprised of the following:

	Three Months Ended		Nine Months Ended
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Current	$—	$(8)	$—	$(24)
Deferred	(3,394)	(3,102)	(21,010)	(8,335)
Change in valuation allowance	682	1,641	6,168	4,197
Benefit for income taxes	$(2,712)	$(1,469)	$(14,842)	$(4,162)
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.
The benefit for income taxes for the three and nine months ended October 2, 2022 was derived using an estimated effective annual income tax rate for all of 2022 of 20.7%, which is inclusive of the estimated change in the Company's deferred tax assets valuation allowance and excludes other discrete tax adjustments. The difference compared to the statutory rate for 2022 is attributed to various nondeductible tax expenses and non-refundable business credits which are not directly related to the amount of pre-tax loss recorded in the period as well as the valuation allowance charge. The three and nine months ended October 2, 2022 contained $0.1 million of tax benefit from net discrete tax adjustments.
The benefit for income taxes for the three and nine months ended October 3, 2021 was derived using an estimated effective annual income tax rate for all of 2021 of 11.4%, which reflected a change in valuation allowance on its deferred tax assets and excluded other discrete tax adjustments. The difference compared to the statutory rate for 2021 is attributed to various nondeductible tax expenses. There were no net discrete tax adjustments during three months ended October 3, 2021. The nine months ended October 3, 2021 contained $0.7 million of tax benefit from net discrete tax adjustments.
The Company performs an assessment of positive and negative evidence regarding the realization of its deferred income tax assets as required by ASC 740. Under ASC 740, the weight given to negative and positive evidence is commensurate only to the extent that such evidence can be objectively verified. ASC 740 prescribes that objective historical evidence, in particular the Company’s three-year cumulative loss position at October 2, 2022, be given greater weight than subjective evidence, including the Company’s forecast of future taxable income, which include assumptions that cannot be objectively verified. In determining the likelihood of future realization of the deferred income tax assets as of October 2, 2022 and January 2, 2022 the Company considered both positive and negative evidence and weighted the effect of such evidence based upon its objectivity. At October 2, 2022 and January 2, 2022, the Company estimated that the valuation allowance required for certain of its federal income tax credits that may expire prior to their utilization by the Company was $29.2 million and $24.4 million, respectively. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as projections for growth. The Company recorded income tax expense of $0.7 million and $6.2 million in the three and nine months ended October 2, 2022, respectively, relative to this valuation reserve.
The Company's policy is to recognize interest and/or penalties related to uncertain tax positions in income tax expense. At October 2, 2022 and January 2, 2022, the Company had no unrecognized tax benefits and no accrued interest related to uncertain tax positions. The tax years 2018 - 2021 remain open to examination by the major taxing jurisdictions to which the Company is subject. Although it is not reasonably possible to estimate the amount by which unrecognized tax benefits may increase within the next twelve months due to the uncertainties regarding the timing of examinations, the Company does not expect unrecognized tax benefits to significantly change in the next twelve months.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

The Inflation Reduction Act of 2022 (IRA) implements, among other things, a 15% minimum tax on book income of certain large corporations, a 1% excise tax on net stock repurchases and several tax incentives to promote clean energy. The alternative minimum tax and excise tax are effective in taxable years beginning after December 31, 2022. The alternative minimum tax would not be applicable in our next fiscal year since it is based on a three-year average annual adjusted financial statement income in excess of $1 billion. We will evaluate any impact related to the excise tax on net stock repurchases based on our relative activity.
10. Stock-Based Compensation
Stock-based compensation expense for the three months ended October 2, 2022 and October 3, 2021 was $0.9 million and $1.5 million, respectively, and for the nine months ended October 2, 2022 and October 3, 2021 was $3.8 million and $4.5 million, respectively. The first quarter of 2022 included additional stock-based compensation expense of $0.7 million related to the accelerated vesting of certain awards upon the retirement of our former CEO.
As of October 2, 2022, the total unrecognized stock-based compensation expense relating to time-vested restricted shares and stock options was approximately $5.0 million and the Company expects to record an additional $1.0 million in stock-based compensation expense related to the vesting of these awards in the remainder of 2022. The remaining weighted average vesting period for stock options and non-vested shares was 1.8 years.
Time-vested Restricted Shares. During the nine months ended October 2, 2022, the Company granted 1,116,000 time-vested restricted shares to certain of its employees and officers and 226,584 time-vested restricted shares to its outside directors. These shares generally vest in equal installments over their three-year service period, provided the participant has continuously remained an employee, officer or director of the Company. In accordance with a transition agreement entered into in connection with the retirement of the Company's former CEO, 165,000 issued time-vested restricted shares vested on April 1, 2022.
In addition, on April 1, 2022, the Company granted 100,000 time-vested restricted shares with a two-year vesting period to the Company's new CEO. These shares will vest in equal installments over a two-year service period, provided the participant has continuously remained employed by the Company.
The Company's time vested shares vest, become non-forfeitable and are expensed over their respective vesting period. The following is a summary of all time-vested restricted share activity for the nine months ended October 2, 2022:

	Shares	Weighted Average Grant Date Price
Non-vested at January 2, 2022	1,336,830	$6.55
Granted	1,442,584	$2.72
Vested	(782,053)	$6.70
Forfeited	(129,550)	$4.08
Non-vested at October 2, 2022	1,867,811	$3.69
The fair value of time-vested shares is based on the closing price on the date of grant.
Performance-based Restricted Shares. On April 1, 2022, 600,000 performance-based restricted shares were granted to its new CEO. These shares fully vest on the third anniversary of the grant date based on the achievement of contractually defined EBITDA and share price growth targets. The fair value of the market-based restricted shares is determined using a Monte Carlo simulation valuation model and these shares will be expensed over a three year performance-based vesting period based on the probability of the Company's attainment of the contractually defined targets.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

Stock Options. The Company has issued options to purchase shares of its common stock to certain employees and officers of the Company. These options become exercisable and are being expensed over their three-year vesting period. In accordance with a transition agreement entered into in connection with the retirement of the Company's former CEO, his remaining 412,500 unvested options became fully vested and exercisable on April 1, 2022. The options expire seven years from the date of the grant and were issued with an exercise price equal to the fair market value of the stock price on the date of grant, or $7.12 per share.
The following is a summary of all stock option activity for the nine months ended October 2, 2022:

	Options	Weighted Average Exercise Price	Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value(1)
Options outstanding at January 2, 2022	1,025,000
Forfeited	(49,500)	$7.12
Options Outstanding at October 2, 2022	975,500	$7.12	4.9	$—
Vested or expected to vest at October 2, 2022	975,500	$7.12	4.9	$—
Options exercisable at October 2, 2022	868,250	$7.12	4.9	$—
(1)The aggregate intrinsic value is calculated using the difference between the market price of the Company's common stock at October 2, 2022 of $1.63 and the grant price for only those awards that have a grant price that is less than the market price of the Company's common stock at October 2, 2022. There were no awards having a grant price less than the market price of the Company's common stock at October 2, 2022.
Restricted Stock Units. The Company has issued restricted stock units (“RSUs”) on shares of the Company's common shares to certain officers of the Company.
The following is a summary of all RSU activity for the nine months ended October 2, 2022:

Units
Non-vested at January 2, 2022	129,620
Vested	(90,850)
Non-vested at October 2, 2022	38,770

11. Commitments and Contingencies
Lease Guarantees. Fiesta Restaurant Group, Inc. (“Fiesta”), a former wholly-owned subsidiary of the Company, was spun-off in 2012 to the Company's stockholders. As of October 2, 2022, the Company is a guarantor under 17 leases from the time when Fiesta was its subsidiary which have lease terms expiring on various dates through 2030. As of October 2, 2022, the guarantees include eight Fiesta restaurant property leases and nine Taco Cabana leases, all of which remain operating except for one Fiesta-owned restaurant. Eight of these guarantees are for leases with Pollo Operations, Inc, a wholly owned subsidiary of Fiesta, and nine of the guarantees are for leases with Texas Taco Cabana, L.P., an indirect subsidiary of Taco Cabana, Inc. (together with all direct and indirect subsidiaries, “Taco”). Taco was a wholly owned subsidiary of Fiesta until August 16, 2021 when Fiesta sold all of its outstanding capital stock of Taco Cabana, Inc. to YTC Enterprises, LLC, an affiliate of Yadav Enterprises, Inc. The Company is fully liable for all obligations under the terms of the leases in the event that a tenant fails to pay any sums due under the lease, subject to indemnification provisions of the Separation and Distribution Agreement entered into in connection with the spin-off of Fiesta.
The maximum potential amount of future undiscounted rental payments the Company could be required to make under these leases at October 2, 2022 was $7.7 million. The obligations under these leases will generally continue to decrease over time as these operating leases expire, except for any execution of renewal options that exist under the original leases. No payments related to these guarantees have been made by the Company to date and none are expected to be required to be made in the future. The Company has not recorded a liability for these

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

guarantees in accordance with ASC 460 - Guarantees as Fiesta has indemnified the Company for all such obligations and the Company did not believe it was probable it would be required to perform under any of the guarantees or direct obligations.
Litigation. The Company is party to various litigation matters that arise in the ordinary course of business. The Company does not believe that the outcome of any of these matters will have a material adverse effect on its consolidated financial statements.
Supplier Concentrations. The Company primarily utilizes four distributors, McLane Company Inc., Lineage Foodservice Solutions, LLC, Reinhart Food Service LLC and Performance Foodservice, to supply its Burger King restaurants with the majority of its foodstuffs. As of October 2, 2022, such distributors supplied 31%, 30%, 29% and 10%, respectively, of the Company's Burger King restaurants. Additionally, one bakery supplies the rolls used in approximately 50% of the Company's Burger King restaurants. The Company utilizes five distributors for its Popeyes restaurants, five for poultry products and two for all other products. For the Company's Popeyes restaurants, one distributor, Customized Distribution Services, is the poultry product supplier for 69% of its restaurants and the non-poultry products supplier for 91% of its restaurants.
Transition Agreement. On September 23, 2021, the Company entered into a transition agreement with its former CEO Daniel T. Accordino, which outlines certain payments that have been and will be made in connection with his retirement which occurred on April 1, 2022, subject to his compliance with the terms of the agreement.

12. Transactions with Related Parties
In connection with an acquisition of restaurants from Burger King Corporation (“BKC”), a subsidiary of Restaurant Brands International Inc. ("RBI"), in 2012, Carrols Restaurant Group issued to BKC 100 shares of Series A Convertible Preferred Stock, which Carrols Restaurant Group, BKC and Blue Holdco 1, LLC (“Blue Holdco” and, together with BKC, the “BKC Stockholders”) exchanged for 100 shares of newly issued Series B Convertible Preferred Stock (“Series B Preferred Stock”) in 2018. These preferred shares are convertible into 9,414,580 shares of common stock, which as of October 2, 2022 represents approximately 15.0% of the outstanding shares of the Company's common stock after giving effect to the conversion of the Series B Preferred Stock and excluding shares held in treasury. Pursuant to the Certificate of Designation of the Series B Preferred Stock (the “Certificate of Designation”), the BKC Stockholders are entitled to elect two representatives on the Company's Board of Directors. The approval of the BKC Stockholders is also required before the Company can take certain actions, including, among other things, amending the Company’s certificate of incorporation or bylaws, declaring or paying a special cash dividend, amending the size of the Company’s Board of Directors, or engaging in any business other than the ownership and operation of Burger King restaurants, in each case as more particularly described in the Certificate of Designation.
The Company operates its Burger King restaurants under franchise agreements with BKC and its Popeyes restaurants under franchise agreements with Popeyes Louisiana Kitchen, Inc. (“PLK”), a subsidiary of RBI. These franchise agreements generally provide for an initial term of twenty years and currently have an initial franchise fee of $50,000. With BKC's and PLK's respective approval, the Company can elect to extend franchise agreements for additional 20 year terms, provided that the restaurant meets the current restaurant image standard and the Company is not in default under terms of the franchise agreement. In addition to the initial franchise fee, the Company generally pays BKC a monthly royalty at a rate of 4.5% of Burger King restaurant sales and PLK a weekly royalty at a rate of 5.0% of Popeyes restaurant sales. Royalty expense was $19.7 million and $18.6 million in the three months ended October 2, 2022 and October 3, 2021, respectively, and $57.0 million and $54.4 million in the nine months ended October 2, 2022 and October 3, 2021, respectively, and is included in other restaurant operating expenses in the condensed consolidated statements of comprehensive loss. Beginning in May of 2021, the Company also pays a monthly fee to BKC for use of its digital platform which was $0.6 million and $1.5 million in the three and nine months ended October 2, 2022, respectively, and $0.4 million and $0.8 million in the three and nine months ended October 3, 2021, respectively, and is included in other restaurant operating expenses in the condensed consolidated statements of comprehensive loss.
The Company is also generally required to contribute 4% of restaurant sales from its restaurants to an advertising fund utilized by BKC and PLK for advertising, promotional programs and public relations activities, and

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

additional amounts for local advertising in markets that approve such advertising. Advertising expense associated with these expenditures was $17.4 million and $16.3 million in the three months ended October 2, 2022 and October 3, 2021, respectively, and $50.3 million and $47.9 million in the nine months ended October 2, 2022 and October 3, 2021, respectively.
As of October 2, 2022 and October 3, 2021, the Company leased 221 and 226 of its restaurant locations from BKC, respectively. As of October 2, 2022 and October 3, 2021, the terms and conditions of the leases with BKC are identical to those between BKC and their third party lessors for 95 and 97 restaurants, respectively. Aggregate rent under these BKC leases was $6.9 million for the three months ended October 2, 2022 and $6.7 million for the three months ended October 3, 2021, respectively, and $20.4 million for the nine months ended October 2, 2022 and $20.2 million for the nine months ended October 3, 2021, respectively. The Company does not believe that such lease terms have been significantly affected by the fact that the Company and BKC are deemed to be related parties.
The Company owed BKC and PLK $17.3 million and $16.3 million, respectively, as of October 2, 2022 and January 2, 2022, related to the payment of advertising, royalties, digital fees, rent and real estate taxes, which is normally remitted on a monthly basis.
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
In the third quarter of 2022, the Company entered an agreement with BKC in connection with their "Reclaim the Flame" investment plan. Pursuant to this initiative, BKC has agreed to fund $120 million in additional advertising funds over the period October 1, 2022 through December 31, 2024. Following the investment period in 2023 and 2024, participating franchisees have agreed to increase their advertising fund contributions by 50 basis points through 2026 if a profitability threshold for the Burger King system is met for the full fiscal year 2026, and further through 2028 if a secondary profitability threshold is met for the full fiscal year 2028.

13. Stockholders' Equity

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
At October 2, 2022, $11.0 million was available to repurchase shares under the Repurchase Program. Shares repurchased are being held in treasury until they are retired at the discretion of the Board of Directors.

14. Net Loss per Share
The Company applies the two-class method to calculate and present net income (loss) per share. The Company's non-vested restricted share awards and Series B Convertible Preferred Stock contain non-forfeitable rights to dividends and are considered participating securities for purposes of computing net income (loss) per share pursuant to the two-class method. Under the two-class method, net earnings are reduced by the amount of dividends declared (whether paid or unpaid) and the remaining undistributed earnings are then allocated to common stock and participating securities, based on their respective rights to receive dividends. As the Company incurred a net loss for the three and nine months ended October 2, 2022 and October 3, 2021, and losses are not allocated to participating securities under the two-class method, such method is not applicable for the aforementioned interim reporting periods.
Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding for the reporting period. Diluted net income (loss) per share reflects additional shares of common stock outstanding, where applicable, calculated using the treasury stock method or the two-class method.
The following table sets forth the calculation of basic and diluted net loss per share:

	Three Months Ended		Nine Months Ended
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Basic net loss per share:
Net loss	$(8,697)	$(9,902)	$(56,442)	$(26,629)
Weighted average common shares outstanding	50,805,461	49,927,583	50,689,730	49,889,673
Basic net loss per share	$(0.17)	$(0.20)	$(1.11)	$(0.53)
Diluted net loss per share:
Net loss	$(8,697)	$(9,902)	$(56,442)	$(26,629)
Shares used in computing diluted net loss per share	50,805,461	49,927,583	50,689,730	49,889,673
Diluted net loss per share	$(0.17)	$(0.20)	$(1.11)	$(0.53)
Shares excluded from diluted net loss per share computations(1)	11,921,161	10,760,535	11,921,161	10,760,535

(1)Shares issuable upon conversion of preferred stock and non-vested shares were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

15. Other Income, net
Other income, net, for the three months ended October 2, 2022 included a loss on sale leaseback transactions of $0.5 million and a gain from a settlement with a vendor of $2.5 million. Other income, net, for the nine months ended October 2, 2022 included a loss on disposal of assets of $1.0 million and a gain from a settlement with a vendor of $2.5 million. Other income, net, for the three months ended October 3, 2021 included a gain from insurance recoveries of $1.1 million related to property damage at two of the Company's restaurants. Other income, net, for the nine months ended October 3, 2021 included a gain from insurance recoveries of $1.1 million related to property damage at two of the Company's restaurants and a loss on disposal of assets of $0.9 million.

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
Results from Operations—an analysis of our results of operations for the three and nine months ended October 2, 2022 compared to the three and nine months ended October 3, 2021, including a review of material items and known trends and uncertainties.
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
Company Overview
Carrols Restaurant Group, Inc. and its consolidated subsidiaries (collectively, “Carrols Restaurant Group”, the “Company”, “we”, “our” or “us”) is one of the largest restaurant companies in the United States and has been operating restaurants for more than 60 years. We are the largest Burger King franchisee in the United States based on number of restaurants, and have operated Burger King restaurants since 1976. As of October 2, 2022 we operated, as franchisee, a total of 1,087 restaurants in 23 states under the trade names of Burger King and Popeyes. This included 1,022 Burger King restaurants in 23 Northeastern, Midwestern, Southcentral and Southeastern states and 65 Popeyes restaurants in seven Southeastern states. During the second quarter of 2021, we acquired 19 Burger King® restaurants in two separate transactions, which we refer to as the “2021 acquired restaurants.”
Any reference to “BKC” refers to Burger King Corporation and its indirect parent company, RBI. Any reference to “PLK” refers to Popeyes Louisiana Kitchen, Inc. and its indirect parent company, RBI.

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
•EBITDA, Adjusted EBITDA, Adjusted Restaurant-Level EBITDA and Adjusted Net Loss are non-GAAP financial measures. EBITDA represents net loss before income taxes, interest expense, and depreciation and amortization. Adjusted EBITDA represents EBITDA adjusted to exclude impairment and other lease charges, acquisition costs, stock-based compensation expense, restaurant pre-opening costs, executive transition, non-recurring litigation and other professional expenses, loss on extinguishment of debt, and other income, net. Adjusted Restaurant-Level EBITDA represents loss from operations as adjusted to exclude general and administrative expenses, depreciation and amortization, impairment and other lease charges, pre-opening costs and other income, net. Adjusted Net Loss represents net loss as adjusted, net of tax, to exclude impairment and other lease charges, acquisition costs, restaurant pre-opening costs, executive transition, non-recurring litigation and other professional expenses, loss on extinguishment of debt, other income, net, and the valuation allowance for deferred taxes.
We are presenting Adjusted EBITDA, Adjusted Restaurant-Level EBITDA and Adjusted Net Loss because we believe that they provide a more meaningful comparison than EBITDA and net loss of our core business operating results, as well as with those of other similar companies. Additionally, we present Adjusted Restaurant-Level EBITDA because it excludes restaurant pre-opening costs, other income, net, and the impact of general and administrative expenses such as salaries and expenses associated with corporate and administrative functions that support the development and operations of our restaurants, legal, auditing and other professional fees. Although these costs are not directly related to restaurant-level operations, these costs are necessary for the profitability of our restaurants.

Management believes that Adjusted EBITDA, Adjusted Restaurant-Level EBITDA and Adjusted Net Loss, when viewed with our results of operations in accordance with U.S. GAAP and the accompanying reconciliations on page 31, provide useful information about operating performance and period-over-period growth, and provide additional information that is useful for evaluating the operating performance of our core business without regard to potential distortions. Additionally, management believes that Adjusted EBITDA and Adjusted Restaurant-Level EBITDA permit investors to gain an understanding of the factors and trends affecting our ongoing cash earnings, from which capital investments are made and debt is serviced.
However, EBITDA, Adjusted EBITDA, Adjusted Restaurant-Level EBITDA and Adjusted Net Loss are not measures of financial performance or liquidity under U.S. GAAP and, accordingly, should not be considered as alternatives to net loss, loss from operations or cash flow from operating activities as indicators of operating performance or liquidity. Also, these measures may not be comparable to similarly titled captions of other companies. For the reconciliation between Net Loss to EBITDA, Adjusted EBITDA and Adjusted Net Loss and the reconciliation of loss from operations to Adjusted Restaurant-Level EBITDA, see page 31.
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
•Impairment and other lease charges include non-operating charges resulting from the following circumstances:
◦for property and equipment and finite-lived intangible assets, a potential impairment charge is evaluated whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable. Impairment charges are determined by an assessment of the recoverability of carrying values of these assets relative to their future operating cash flows over their remaining useful life.
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
•Interest expense consists of interest expense associated with our Term B and Term B-1 Loans under our Senior Credit Facilities, our 5.875% Senior Notes Due 2029 (the “Notes”), our revolving credit borrowings under our Senior Credit Facilities, finance lease liabilities, amortization of deferred financing costs, amortization of original issue discount, and payments required under our interest rate swap arrangement.
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

	Three Months Ended	Nine Months Ended
	October 3, 2021	October 3, 2021
Total revenue	$421,703	$1,247,727
Income from operations	$(3,539)	$785
Adjusted EBITDA	$18,582	$69,001
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
BKC's “Reclaim the Flame” Plan
In September 2022, BKC announced its “Reclaim the Flame” plan, which was developed in collaboration with its franchisees to accelerate sales growth and drive restaurant-level profitability. The plan includes Burger King investing $400 million through 2024, comprised of $150 million in advertising and digital investments to“Fuel the Flame” and $250 million for a “Royal Reset” involving investments in restaurant technology, kitchen equipment, building enhancements and high-quality remodels and relocations.
In the third quarter of 2022, we entered into an agreement with BKC in connection with their “Reclaim the Flame” investment plan. Pursuant to this initiative, BKC has agreed to fund $120 million in additional advertising funds over the period October 1, 2022 through December 31, 2024. Following the investment period in 2023 and 2024, participating franchisees, including us, have agreed to increase our advertising fund contributions by 50 basis points through 2026 if a profitability threshold for the Burger King system is met for the full fiscal year 2026, and further through 2028 if a secondary profitability threshold is met for the full fiscal year 2028.
Under BKC's “Royal Reset” program, BKC will make certain contributions towards franchisee remodel costs, which increase in value if BKC owns the property and/or if the franchisee agrees to pay a 1% higher royalty rate over the 20-year franchise term renewal. At this time, we do not expect participation in the “Royal Reset” program to materially impact our levels of capital expenditures. It may, however, allow us to complete more projects with the same capital allocation.
Capital Expenditures
We expect that our capital expenditures in 2022 will approximate $40.0 million. We continue to review on an ongoing basis our future development and remodel plans in relation to our available capital resources, supply chain availability and our expected return on investment.
We incurred $28.8 million of capital expenditures in the first nine months of 2022, net of proceeds from sale of other assets of $0.9 million and net proceeds from sale-leasebacks of $0.1 million. We opened four Burger King restaurants and completed remodels of nine Burger King restaurants in the first nine months of 2022. In all of 2022, we expect to complete development of six new Burger King restaurants and to remodel ten Burger King restaurants and one Popeyes restaurant.
Issuance of Senior Notes and Amendments to our Senior Credit Facilities
Senior Credit Facilities. On April 30, 2019, we entered into senior secured credit facilities in an aggregate principal amount of $550.0 million, consisting of (i) a Term Loan B Facility in an aggregate principal amount of $425.0 million (the “Term Loan B Facility”) maturing on April 30, 2026 and (ii) a revolving credit facility (including a sub-facility of $35.0 million for standby letters of credit) in an aggregate principal amount of $125.0 million maturing on April 30, 2024 (the “Revolving Credit Facility” and, together with the Term Loan B Facility, the “Senior Credit Facilities”). As of October 2, 2022 the Senior Credit Facilities, as amended, provide for an aggregate maximum commitment available for borrowings under the Revolving Credit Facility of $215.0 million and the Revolving Credit Facility matures on January 29, 2026.
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

We did not repurchase any shares in the three or nine months ended October 2, 2022 or October 3, 2021. As of October 2, 2022, $11.0 million was available to repurchase shares under the Repurchase Program. We have no obligation to repurchase additional shares of stock under the Repurchase Program, and the timing, actual number and value of shares purchased will depend on our stock price, trading volume, general market and economic conditions and other factors.
Future Restaurant Closures
We evaluate the performance of our restaurants on an ongoing basis including an assessment of the current and future operating results of each restaurant in relation to its cash flow and future occupancy costs, and with regard to franchise agreement renewals, the cost of required capital improvements. We may elect to close restaurants based on these evaluations.
In all of 2021 we closed five Burger King restaurants, excluding one restaurant relocated within its trade area. In the first nine months of 2022, we permanently closed eight Burger King restaurants. We currently anticipate ten restaurant closures for all of 2022, outside of any restaurants being relocated within their trade area.
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
Effect of Minimum Wage Increases
Certain of the states and municipalities in which we operate have increased their minimum wage rates for 2021 and in many cases have also approved additional increases for future periods. Most notably, New York State increased the minimum wage applicable to our business to $14.50 an hour on January 1, 2021 and then to 15.00 an hour on July 1, 2021, from $13.75 an hour in 2020 and $12.75 per hour in 2019. New York State has a Youth Jobs Program which we have received tax credits from annually since 2016. The program extends through 2027, and we received $1.0 million for 2021 and approximately $0.6 million for the prior three years from New York State related to these credits. We had 123 restaurants in New York State at October 2, 2022. We also had one restaurant in Massachusetts that has annual minimum wage increases reaching $15.00 per hour in 2023, 10 restaurants in New Jersey that have annual minimum wage increases reaching $15.00 per hour in 2024, and 46 total restaurants in Illinois and Maryland that have annual minimum wage increases reaching $15.00 per hour in 2025, all as of October 2, 2022.
In the current labor market, we have seen competitive pressure on wage rates that has significantly outpaced statutory minimums as the re-opening of the economy has increased demand for labor at all levels of the workforce.
We typically attempt to offset the effects of wage inflation, at least in part, through periodic menu price increases. However, no assurance can be given that we will be able to offset these wage increases in the future.
Inflation Reduction Act
The Inflation Reduction Act of 2022 (IRA) implements, among other things, a 15% minimum tax on book income of certain large corporations, a 1% excise tax on net stock repurchases and several tax incentives to promote clean energy. The alternative minimum tax and excise tax are effective in taxable years beginning after December 31, 2022. The alternative minimum tax would not be applicable in our next fiscal year since it is based on a three-year average annual adjusted financial statement income in excess of $1 billion. We will evaluate any impact related to the excise tax on net stock repurchases based on our relative activity.

Results of Operations
Reconciliations of Net loss to EBITDA and Adjusted EBITDA, Loss from operations to Adjusted Restaurant-Level EBITDA, and Net loss to Adjusted Net Loss for the three and nine months ended October 2, 2022 and October 3, 2021 are as follows (in thousands, except for per share data):

	Three Months Ended		Nine Months Ended
Reconciliation of EBITDA and Adjusted EBITDA:	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Net loss	$(8,697)	$(9,902)	$(56,442)	$(26,629)
Benefit from income taxes	(2,712)	(1,469)	(14,842)	(4,162)
Interest expense	7,896	7,724	22,968	21,392
Depreciation and amortization	19,284	20,101	58,897	61,131
EBITDA	15,771	16,454	10,581	51,732
Impairment and other lease charges	1,196	784	19,868	1,281
Acquisition costs(1)	—	108	—	400
Stock-based compensation expense	940	1,458	3,817	4,541
Pre-opening costs(2)	84	30	173	59
Executive transition, litigation and other professional expenses(3)	1,436	801	3,757	1,315
Loss on extinguishment of debt	—	—	—	8,538
Other income, net(4)(5)	(1,750)	(1,053)	(1,109)	(111)
Adjusted EBITDA	$17,677	$18,582	$37,087	$67,755

Reconciliation of Adjusted Restaurant-Level EBITDA:
Loss from operations	$(3,513)	$(3,647)	$(48,316)	$(861)
Add:
General and administrative expenses	22,572	19,209	65,416	61,276
Pre-opening costs(2)	84	30	173	59
Depreciation and amortization	19,284	20,101	58,897	61,131
Impairment and other lease charges	1,196	784	19,868	1,281
Other income, net(4)(5)	(1,750)	(1,053)	(1,109)	(111)
Adjusted Restaurant-Level EBITDA	$37,873	$35,424	$94,929	$122,775

Reconciliation of Adjusted Net Loss:
Net loss	$(8,697)	$(9,902)	$(56,442)	$(26,629)
Add:
Impairment and other lease charges	1,196	784	19,868	1,281
Acquisition costs(1)	—	108	—	400
Pre-opening costs(2)	84	30	173	59
Executive transition, litigation and other professional expenses(3)	1,436	801	3,757	1,315
Other income, net(4)(5)	(1,750)	(1,053)	(1,109)	(111)
Loss on extinguishment of debt	—	—	—	8,538
Income tax effect on above adjustments(6)	(242)	(168)	(5,672)	(2,871)
Valuation allowance for deferred taxes(7)	682	1,641	6,168	4,197
Adjusted Net Loss	$(7,291)	$(7,759)	$(33,257)	$(13,821)
Adjusted diluted net income (loss) per share(8)	$(0.14)	$(0.16)	$(0.66)	$(0.28)
Adjusted diluted weighted average common shares outstanding	50,805	49,928	50,690	49,890

(1)Acquisition costs for the three and nine months ended October 3, 2021 primarily include integration, travel, legal and professional fees incurred in connection with restaurant acquisitions during the second quarter in 2021 which were included in general and administrative expenses.
(2)Pre-opening costs for the three and nine months ended October 2, 2022 and October 3, 2021 include training, labor and occupancy costs incurred during the construction of new restaurants.
(3)Executive transition, litigation and other professional expenses for the three and nine months ended October 2, 2022 and October 3, 2021 include executive recruiting and transition costs, costs pertaining to an ongoing lawsuit with one of the Company's former vendors and other non-recurring professional service expenses.
(4)Other income, net, for the three months ended October 2, 2022 included a loss on sale leaseback transactions of $0.5 million and a gain from a settlement with a vendor of $2.5 million. Other income, net, for the nine months ended October 2, 2022 included a loss on disposal of assets of $1.0 million and a gain from a settlement with a vendor of $2.5 million.
(5)Other income, net, for the three months ended October 3, 2021 included a gain from insurance recoveries of $1.1 million related to property damage at two of the Company's restaurants. Other income, net, for the nine months ended October 3, 2021 included a gain from insurance recoveries of $1.1 million related to property damage at two of the Company's restaurants and a loss on disposal of assets of $0.9 million.
(6)The income tax effect related to the adjustments to Adjusted Net Loss was calculated using an incremental income tax rate of 25% for the three and nine months ended October 2, 2022 and October 3, 2021.
(7)Reflects the removal of the income tax expense recorded in connection with an increase to our valuation allowance on deferred income tax assets during the three and nine months ended October 2, 2022 and October 3, 2021.
(8)Adjusted diluted net loss per share is calculated based on Adjusted Net Loss and the dilutive weighted average common shares outstanding for the respective periods, where applicable.
Three Months Ended October 2, 2022 Compared to Three Months Ended October 3, 2021
The following table highlights the key components of sales and the number of restaurants in operation for our third quarter ended October 2, 2022 as compared to the third quarter ended October 3, 2021:

	Three Months Ended
	October 2, 2022	October 3, 2021
Restaurant Sales	$443,961	$421,703
Burger King	421,853	401,308
Popeyes	22,108	20,395

Change in Comparable Restaurant Sales(a)	5.0%	2.4%
Change in Comparable Burger King Restaurant Sales(a)	4.9%	2.7%
Change in Comparable Popeyes Restaurant Sales(a)	6.5%	(3.2)%

Burger King Restaurants operating at beginning of period:	1,023	1,027
New restaurants opened, including relocations(b)	1	1
Restaurants acquired	—	—
Restaurants closed, including relocations(b)	(2)	(1)
Burger King Restaurants at end of period	1,022	1,027
Average number of operating Burger King restaurants	1,022.8	1,024.5

Popeyes Restaurants operating at beginning and end of period:	65	65
Average number of operating Popeyes restaurants	65.0	64.2

a.Restaurants we acquire are included in comparable restaurant sales after they have been operated by us for 12 months. Sales from restaurants that we develop are included in comparable restaurant sales after they have been open for 15 months. The calculation of changes in comparable restaurant sales is based on a comparison to the comparable 13-week period 52 weeks prior.
b.There were no restaurant relocations during the periods presented. For the third quarter of 2021, closed restaurants includes one restaurant closed as a result of a relocation within its existing market which did not open until the fourth quarter of 2021.
Restaurant Sales. Total restaurant sales in the third quarter of 2022 increased $22.3 million to $444.0 million from the third quarter of 2021. Our comparable restaurant sales increased 5.0% compared to the third quarter of 2021 and reflected an increase in average check of 10.7% which was partially offset by a decrease in customer traffic of 5.2%. The change in average check included a 10.0% effective price increase compared to the third quarter of 2021 for our Burger King restaurants. Promotional sales discounts in the third quarter of 2022 were 16.1% of restaurant sales at our Burger King restaurants compared to 20.1% in the third quarter of 2021. Restaurant sales were also impacted by the four new Burger King restaurants built since the end of the third quarter of 2021 and the ten restaurants closed since the end of the third quarter of 2021.
Operating Costs and Expenses (percentages stated as a percentage of total revenue). The following table sets forth, for the three months ended October 2, 2022, and October 3, 2021, selected operating results as a percentage of total revenue:

	Three Months Ended (13 weeks)
	October 2, 2022	October 3, 2021
Costs and expenses (all restaurants):
Food, beverage and packaging costs	31.1%	31.1%
Restaurant wages and related expenses	33.5%	33.5%
Restaurant rent expense	7.0%	7.2%
Other restaurant operating expenses	15.8%	15.8%
Advertising expense	4.0%	3.9%
General and administrative	5.1%	4.6%
Food, beverage and packaging costs were flat at 31.1% of restaurant sales in the third quarter of 2022 and 31.1% of restaurant sales in the third quarter of 2021, but decreased sequentially from 31.7% of restaurant sales in the second quarter of 2022. Compared to the third quarter of last year, the third quarter of 2022 reflected increased commodity pricing at our Burger King restaurants (3.6%), and increased commodities pricing at our Popeyes restaurants (0.2%). These cost pressures were offset by the impact of menu price increases taken at our Burger King restaurants since the end of the third quarter of 2021 (2.9%) and lower promotional discounting in the third quarter of 2022 at our Burger King restaurants (1.1%).
Restaurant wages and related expenses were flat at 33.5% of restaurant sales in the third quarter of 2022 and 33.5% in the third quarter of 2021, but decreased from 33.8% in the second quarter of 2022. We are now lapping the competitive pressure on wage rates that began late in the second quarter of 2021 that has significantly outpaced statutory minimums rate increases as the re-opening of the economy post-pandemic increased demand for labor at all levels of the workforce. The impact of base hourly labor rate increases in the third quarter of 2022, inclusive of minimum wage increases, was 7.7% when compared to the prior year period.
Restaurant rent expense as a percentage of restaurant sales was 7.0% in the third quarter of 2022 and 7.2% the third quarter of 2021 as we leveraged fixed rent on higher sales volumes.
Other restaurant operating expenses remained flat as a percentage of restaurant sales at 15.8% in both the third quarter of 2022 and the third quarter of 2021. Compared to the prior year period, in the third quarter of 2022 we did see higher spending on utilities (0.1%) and repair and maintenance expenses (0.1%), which were offset by improvements in leverage on other components of operating expenses.
Advertising expense was approximately 4.0% of restaurant sales in both the third quarter of 2022 and the third quarter of 2021.

Adjusted Restaurant-Level EBITDA. As a result of the factors discussed above, Adjusted Restaurant-Level EBITDA increased $2.4 million, or 6.9%, to $37.9 million in the third quarter of 2022 compared to $35.4 million in the third quarter of 2021. As a percentage of total restaurant sales, Adjusted Restaurant-Level EBITDA increased to 8.5% in the third quarter of 2022 from 8.4% in the third quarter of 2021. For a reconciliation between Adjusted Restaurant-Level EBITDA and loss from operations see page 31.
General and Administrative Expenses. General and administrative expenses increased $3.4 million in the third quarter of 2022 to $22.6 million, and was 5.1% as a percentage of total restaurant sales in the third quarter of 2022 and 4.6% in the third quarter of 2021. The $3.4 million increase includes increased professional fees of $1.1 million (including certain non-recurring executive transition and litigation costs), higher conference and travel costs of $0.8 million, and higher bonus accruals due to the impact of a reversal of bonus accruals in the third quarter of 2021 ($1.5 million). These increases were partially offset by lower stock-based compensation expense ($0.5 million).
Adjusted EBITDA. As a result of the factors above, Adjusted EBITDA decreased to $17.7 million in the third quarter of 2022 from $18.6 million in the third quarter of 2021. As a percentage of total restaurant sales, Adjusted EBITDA decreased to 4.0% in the third quarter of 2022 from 4.4% in the third quarter of 2021, but increased compared to Adjusted EBITDA of 3.4% of restaurant sales in the second quarter of 2022. For a reconciliation between net loss and EBITDA and Adjusted EBITDA see page 31.
Depreciation and Amortization Expense. Depreciation and amortization expense decreased $0.8 million to $19.3 million in the third quarter of 2022 from $20.1 million in the third quarter of 2021.
Impairment and Other Lease Charges. Impairment and other lease charges were $1.2 million in the third quarter of 2022, consisting of $0.3 million of initial impairment charges for three underperforming restaurants, capital expenditures at previously impaired restaurants of $0.1 million, and other lease charges of $0.8 million primarily related to one restaurant closed during the third quarter of 2022 of $0.4 million. During the third quarter of 2021, we recorded impairment and other lease charges of $0.8 million consisting of $0.5 million of initial impairment charges for three underperforming restaurants, capital expenditure impairment at previously impaired restaurants of $0.1 million and $0.2 million of other lease charges.
Other income, net. Other income, net, was $1.8 million in the third quarter of 2022 and included a loss on sale leaseback transactions of $0.5 million and a gain from a settlement with a vendor of $2.5 million. Other income, net, was $1.1 million in the third quarter of 2021 and included a gain from insurance recoveries of $1.1 million related to property damage at two of the Company's restaurants.
Interest Expense. Interest expense increased to $7.9 million in the third quarter of 2022 from $7.7 million in the third quarter of 2021. Our weighted average interest rate for long-term borrowings increased to 5.4% in the third quarter of 2022 from 5.1% in the third quarter of 2021, due to the impact of higher variable rates on the unhedged portion of our Senior Credit Facilities in the third quarter of 2022. Variable rate increases on our Senior Credit Facilities have and will be offset by our interest rate swap which fixes the interest rate on $120.0 million of debt outstanding under our Senior Credit Facilities. Prior to November 12, 2021, the interest rate swap hedged a notional value of $220.0 million. At the end of the third quarter of 2022, after consideration of our interest rate swap, approximately 90% of our long-term debt (including current portion) was at a fixed rate.
Benefit for Income Taxes. For the three months ended October 2, 2022, the benefit for income taxes was derived using an estimated effective annual income tax rate for all of 2022 of 20.7%. The difference compared to the statutory rate for 2022 is attributable to various permanent non-deductible expenses and non-refundable business credits which are not directly related to the amount of pre-tax loss recorded in the period as well as the impact of increases to our valuation allowance on our deferred income tax assets. During the three months ended October 2, 2022, our benefit for income taxes from continuing operations was reduced by $0.7 million due to an increase in our valuation allowance on our deferred income tax assets. There was $0.1 million discrete tax benefits in the third quarter of 2022.
For the three months ended October 3, 2021, the benefit for income taxes was derived using an estimated effective annual income tax rate for all of 2021 of 11.4%. The difference compared to the statutory rate for 2021 was attributable to various permanent non-deductible expenses which are not directly related to the amount of pre-

tax loss recorded in a period as well as the impact of an increase to our valuation allowance on our deferred income tax assets of $1.6 million. There was $0.1 million in net discrete tax benefit in the third quarter of 2021.
Net Loss. As a result of the above, net loss for the third quarter of 2022 was $8.7 million, or $0.17 per diluted share, compared to net loss in the third quarter of 2021 of $9.9 million, or $0.20 per diluted share.
Nine Months Ended October 2, 2022 Compared to Nine Months Ended October 3, 2021
The following table highlights the key components of sales for the nine-month period ended October 2, 2022 as compared to the nine-month period ended October 3, 2021:

	Nine Months Ended
	October 2, 2022	October 3, 2021
Restaurant Sales	$1,285,382	$1,236,237
Burger King	1,219,440	1,172,455
Popeyes	65,942	63,782

Change in Comparable Restaurant Sales(a)	3.2%	8.9%
Change in Comparable Burger King Restaurant Sales(a)	3.2%	9.6%
Change in Comparable Popeyes Restaurant Sales (a)	3.5%	(2.7)%

Burger King Restaurants operating at beginning of period:	1,026	1,009
New restaurants opened, including relocations(b)	4	3
Restaurants acquired	—	19
Restaurants closed, including relocations(b)	(8)	(4)
Burger King Restaurants at end of period	1,022	1,027
Average number of operating Burger King restaurants	1,023.8	1,014.1

Popeyes Restaurants operating at beginning and end of period:	65	65
Average number of operating Popeyes restaurants	65.0	64.7
a.Restaurants we acquire are included in comparable restaurant sales after they have been operated by us for 12 months. Sales from restaurants that we develop are included in comparable restaurant sales after they have been open for 15 months. The calculation of changes in comparable restaurant sales is based on a comparison to the comparable 39-week period 52-weeks prior.
b.There were no restaurant relocations in the first nine months of 2022. For the first nine months of 2021, closed restaurants includes one restaurant closed as a result of a relocation within its existing market which did not open until the fourth quarter of 2021.
Restaurant Sales. Total restaurant sales in the first nine months of 2022 increased 4.0% to $1,285.4 million from $1,236.2 million in the first nine months of 2021. Comparable restaurant sales increased 3.2% in the first nine months of 2022, which reflected an increase in average check of 10.0% and a decrease in customer traffic of 6.2%. The effect in the first nine months of 2022 from menu price increases taken at our Burger King restaurants since the beginning of 2021 was approximately 9.1%. Restaurant sales were also impacted by the inclusion of sales in all of 2022 from the 19 restaurants acquired in the second quarter of 2021, the four new Burger King restaurants built since the end of the third quarter of 2021 and the ten restaurants closed since the end of the third quarter of 2021.

Operating Costs and Expenses (percentages stated as a percentage of total revenue unless otherwise noted). The following table sets forth, for the nine months ended October 2, 2022 and October 3, 2021, selected operating results as a percentage of total revenue:

	Nine Months Ended
	October 2, 2022	October 3, 2021
Costs and expenses (all restaurants):
Food, beverage and packaging costs	31.2%	30.0%
Restaurant wages and related expenses	34.2%	33.0%
Restaurant rent expense	7.3%	7.4%
Other restaurant operating expenses	15.9%	15.6%
Advertising expense	4.0%	4.0%
General and administrative	5.1%	5.0%
Food, beverage and packaging costs increased to 31.2% in the first nine months of 2022 from 30.0% in the first nine months of 2021. This increase compared to last year reflected increased commodity pricing at our Burger King restaurants (4.3%), increased commodity pricing at our Popeyes restaurants (0.2%) and increased delivery commissions (0.1%). These cost pressures were offset in part by the favorable impact of menu price increases taken at our Burger King restaurants since the beginning of 2021 (2.7%) and lower promotional discounting in the first nine months of 2022 at our Burger King restaurants (1.0%).
Restaurant wages and related expenses was 34.2% in the first nine months of 2022 and 33.0% the first nine months of 2021. We benefited in the first half of 2021 from labor adjustments we made at the onset of the COVID-19 pandemic to restrict overtime and reduce staffing levels. Beginning late in the second quarter of 2021, we have seen competitive pressure on wage rates that has significantly outpaced statutory minimums as the re-opening of the economy increased demand for labor at all levels of the workforce. The impact of base hourly labor rate increases over the first nine months of 2022, inclusive of minimum wage increases, was 10.4% when compared to the prior year period. This rate of increase has moderated over the first nine months of 2022, as we began lapping the period that began last year.
Restaurant rent expense decreased to 7.3% in the first nine months of 2022 from 7.4% in the first nine months of 2021 due to the effect of higher sales volumes on generally fixed rental costs.
Other restaurant operating expenses increased to 15.9% in the first nine months of 2022 from 15.6% in the first nine months of 2021. The first and second quarters of 2021 reflected cost savings realized from the constrained pandemic operating environment. In the first nine months of 2022, we saw higher spending on utilities (0.2%) and insurance (0.2%), which were partially offset by lower spending on supplies (0.1%).
Advertising expense was 4.0% in both the first nine months of 2022 and the first nine months of 2021.
Adjusted Restaurant-Level EBITDA. As a result of the factors above, Adjusted Restaurant-Level EBITDA decreased $27.8 million, or 22.7%, to $94.9 million in the first nine months of 2022 compared to $122.8 million in the prior year period, and, as a percentage of total revenue, was 7.4% in the first nine months of 2022 and 9.9% in the first nine months of 2021. For a reconciliation between Adjusted Restaurant-Level EBITDA and loss from operations see page 31.
General and Administrative Expenses. General and administrative expenses increased $4.1 million in the first nine months of 2022 to $65.4 million and, as a percentage of total revenue, increased to 5.1% from 5.0% in the prior year period. The increase in total general and administrative expenses in the first nine months of 2022 was due to higher salaries and training labor ($2.1 million, including $0.5 million higher executive severance in 2022 than in 2021), higher conference and travel expenses ($1.4 million), and higher professional fees ($1.4 million, including certain executive transition and placement costs) which were partially offset by lower stock compensation expense ($0.7 million) and lower performance bonus accruals of $0.8 million. The first quarter of 2022 included additional stock-based compensation expense of $0.7 million related to the accelerated vesting of certain awards upon the retirement of our former CEO.
Adjusted EBITDA. As a result of the factors above, Adjusted EBITDA decreased to $37.1 million in the first nine months of 2022 from $67.8 million in the first nine months of 2021. For a reconciliation between net loss and EBITDA and Adjusted EBITDA see page 31.
Depreciation and Amortization Expense. Depreciation and amortization expense decreased to $58.9 million in the first nine months of 2022 from $61.1 million in the first nine months of 2021.
Impairment and Other Lease Charges. Impairment and other lease charges were $19.9 million in the first nine months of 2022, consisting of $16.7 million in goodwill impairment charges, initial impairment charges for ten underperforming restaurants of $1.4 million, capital expenditures at previously impaired restaurants of $0.4 million, and other lease charges of $1.5 million primarily related to six restaurants closed during the period of $1.0 million.
Impairment and other lease charges were $1.3 million in the first nine months of 2021, consisting of $0.5 million related to initial impairment for four underperforming restaurants, capital expenditure impairment of $0.4 million at previously impaired restaurants and $0.4 million of other lease charges.
Other Income, net. Other income, net, was $1.1 million in the first nine months of 2022 and included a loss on disposal of assets of $1.0 million and a gain from a settlement with a vendor of $2.5 million. Other income, net, was $0.1 million in the first nine months of 2021 and included a gain from insurance recoveries of $1.1 million related to property damage at two of the Company's restaurants and a loss on disposal of assets of $0.9 million.
Loss on Extinguishment of Debt. During the first nine months of 2021, we recognized a loss on extinguishment of debt of $8.5 million in connection with the early extinguishment of our term B-1 loans and partial extinguishment of our term B loans under our Senior Credit Facilities. The loss consisted of the proportional write-off of unamortized debt issuance costs and unamortized original issuance discount.
Interest Expense. Interest expense increased to $23.0 million in the first nine months of 2022 from $21.4 million in the first nine months of 2021. The weighted average interest rate on borrowings under our long term debt increased to 5.3% in the first nine months of 2022 from 4.7% in the first nine months of 2021, due to the impact of the 5.875% interest rate on our new Senior Notes issued in June of 2021 as well as higher variable rates on the unhedged portion of our Senior Credit Facilities. Variable rate increases on our Senior Credit Facilities have and will be offset by our interest rate swap which fixes the interest rate on $120.0 million of debt outstanding under our Senior Credit Facilities. Prior to November 12, 2021, the interest rate swap hedged a notional value of $220.0 million. At the end of the third quarter of 2022, after consideration of our interest rate swap, approximately 90% of our long-term debt (including current portion) was at a fixed rate.
Benefit for Income Taxes. The benefit for income taxes for the first nine months of 2022 was derived using an estimated effective annual income tax rate for all of 2022 of 20.7%, which excludes any discrete tax adjustments. The difference compared to the statutory rate for 2022 is attributable to various permanent non-deductible expenses and non-refundable business credits which are not directly related to the amount of pre-tax loss recorded in the period as well as the impact of increases to our valuation allowance on our deferred income tax assets of $6.2 million. There was $0.1 million in discrete tax benefits during the nine months ended October 2, 2022.
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
Net Loss. As a result of the above, net loss for the first nine months of 2022 was $56.4 million, or $1.11 per diluted share, compared to a net loss in first nine months of 2021 of $26.6 million, or $0.53 per diluted share.

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
Operating Activities. Net cash used in operating activities was $2.1 million in the first nine months of 2022 compared to net cash provided by operating activities of $50.2 million in the first nine months of 2021. The decrease was due primarily to a decrease of $41.2 million in EBITDA, a decrease in cash provided by working capital components of $19.8 million, and the non-cash write-off of debt extinguishment costs in the first nine months of 2021, which were partially offset by higher non-cash impairment and other lease charges of $18.6 million in the first nine months of 2022. Working capital changes in the first nine months of 2022 included the repayment of $10.8 million of employer payroll taxes deferred in 2020 under the CARES Act as well as a net reduction in accrued interest of $4.2 million.
Investing Activities. Net cash used for investing activities in the first nine months of 2022 and 2021 was $28.8 million and $46.7 million, respectively. The first nine month of 2021 included $30.8 million of cash paid for the acquisition of 19 restaurants in two acquisitions during the first nine months of 2021. This cost included the purchase of 13 fee-owned restaurants, of which 12 were sold in sale-leaseback transactions during the third quarter of 2021 for net proceeds of approximately $20.2 million and one that was closed and then sold in the second quarter of 2022 for proceeds of $0.2 million.
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

The following table sets forth our capital expenditures for the periods presented (in thousands):

	Nine Months Ended
	October 2, 2022	October 3, 2021
New restaurant development	$7,220	$5,768
Restaurant remodeling	7,251	9,660
Other restaurant capital expenditures	12,325	13,455
Corporate and restaurant information systems	2,948	8,660
Total capital expenditures	$29,744	$37,543
Number of new restaurant openings, including relocations	4	3
In the first nine months of 2022, investing activities also included proceeds from the sale of other assets of $0.9 million. In the first nine months of 2021, investing activities also included proceeds from property insurance recoveries of $1.2 million.
Financing Activities. Net cash provided by financing activities in the first nine months of 2022 was $5.0 million and included $10.0 million of net revolving credit borrowings under our Senior Credit Facilities, principal payments of $3.2 million of outstanding term B loans under our Senior Credit Facilities, and principal payments on finance leases of $1.8 million.
Net cash provided by financing activities in the nine months of 2021 was $20.9 million and included the issuance of $300.0 million principal amount of the Notes, principal payments of $320.3 million of outstanding term B and B-1 loans under our Senior Credit Facilities, $47.1 million of net revolving credit borrowings under our Senior Credit Facilities, and $5.4 million in financing costs paid in connection with the issuance of the Notes and amendments to our Senior Credit Facilities. We also made principal payments on finance leases of $0.4 million in the first nine months of 2021.
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
As of October 2, 2022, there were $10.0 million revolving credit borrowings outstanding and $9.6 million of letters of credit issued under the Revolving Credit Facility. After reserving for issued letters of credit and outstanding revolving credit borrowings, $195.4 million was available for revolving credit borrowings under the Senior Credit Facilities at October 2, 2022.
As the $10.0 million borrowings under the Revolving Credit Facility (and only $9.6 million of outstanding letters of credit) at October 2, 2022 did not exceed 35% of the aggregate borrowing capacity, no First Lien Leverage Ratio calculation was required. However, if we had been subject to the First Lien Leverage Ratio, the Company's First Lien Leverage Ratio was 3.35x to 1.00 as of October 2, 2022 which was below the required First Lien Leverage Ratio of 5.75x to 1.00. As a result, we do not expect to have to reduce our term loan borrowings mandatorily with Excess Cash Flow (as defined in the Senior Credit Facilities). We were in compliance with the financial covenants under our Senior Credit Facilities at October 2, 2022.
At October 2, 2022, borrowings under our Senior Credit Facilities bore interest as follows (subject to the interest rate swap as described below):
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
The weighted average interest rate for borrowings on long-term debt balances were 5.4% for the three and nine months ended October 2, 2022 and 5.1% for the three and nine months ended October 3, 2021.
The Term Loan B Facility is due and payable in quarterly installments which began on September 30, 2019. Amounts outstanding at October 2, 2022 are due and payable as follows:
(i) fourteen quarterly installments of $1.1 million;
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
The differences between the variable LIBOR rate and the interest rate swap rate of 0.915% are settled monthly. We received net additional interest income of $0.4 million and $0.1 million to settle the interest rate swap during the three and nine months ended October 2, 2022, respectively, and made net additional interest payments of $0.5 million and $1.3 million during the three and nine months ended October 3, 2021, respectively. The fair value of our interest rate swap agreement was an asset of $9.1 million as of October 2, 2022 and is included in long-term other assets in the accompanying condensed consolidated balance sheets. Changes in the valuation of our interest rate swap were included as a component of other comprehensive loss, and will be reclassified to earnings as the losses are realized. We expect to reclassify net gains totaling $4.1 million into earnings in the next twelve months.

A table of our contractual obligations as of January 2, 2022 was included in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended January 2, 2022. There have been no significant changes to our contractual obligations during the three months ended October 2, 2022 other than as described under “—Recent and Future Events Affecting Our Results of Operations—Issuance of Notes and Amendments to our Senior Credit Facilities”.
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
In the current labor market, we have seen competitive pressure on wage rates that has significantly outpaced statutory minimums as the re-opening of the economy has increased demand for labor at all levels in the workforce. In 2021 and 2022, we have experienced inflationary cost pressures in labor and commodity costs as a result of challenges impacting our restaurants and our supply chains. The COVID-19 pandemic has increased the difficulty and cost of maintaining adequate staffing levels at our restaurants as well as for businesses in our supply chain that we depend on for commodities. At this point, there is limited visibility as to when these inflationary pressures may abate.
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
A 1% change in interest rates would have resulted in a $0.2 million and $0.5 million change to interest expense for the three and nine months ended October 2, 2022, respectively, and a $0.6 million and $1.9 million change to interest expense for the three and nine months ended October 3, 2021, respectively.
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
Evaluation of Disclosure Controls and Procedures. We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 2, 2022.
Changes in Internal Control. During the three months ended October 2, 2022, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CARROLS RESTAURANT GROUP, INC.

Date: November 10, 2022	/s/ Paulo A. Pena
(Signature)
Paulo A. Pena President and Chief Executive Officer

Date: November 10, 2022	/s/ Anthony E. Hull
(Signature)
Anthony E. Hull Vice President, Chief Financial Officer and Treasurer