Form 10-K
period 2023-01-01
CARROLS RESTAURANT GROUP, INC.
filed 2023-03-09
CIK 809248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 1, 2023
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
Registrant's telephone number, including area code: (315) 424-0513
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.01 per share	TAST	The NASDAQ Global Market
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes     ☐   No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes     ☐   No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company", and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of March 1, 2023, Carrols Restaurant Group, Inc. had 56,314,947 shares of its common stock, $.01 par value, outstanding. The aggregate market value of the voting and non-voting common stock held by non-affiliates as of July 3, 2022 of Carrols Restaurant Group, Inc. was $74,884,305.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for Carrols Restaurant Group, Inc's 2023 Annual Meeting of Stockholders, which is expected to be filed pursuant to Regulation 14A no later than 120 days after the conclusion of Carrols Restaurant Group, Inc.'s fiscal year ended January 1, 2023, are incorporated by reference into Part III of this annual report.

CARROLS RESTAURANT GROUP, INC.
FORM 10-K
YEAR ENDED JANUARY 1, 2023

PART I—FINANCIAL INFORMATION
PART I
Throughout this Annual Report on Form 10-K we refer to Carrols Restaurant Group, Inc. as "Carrols Restaurant Group" and, together with its direct and indirect consolidated subsidiaries, as "we", "our", "us" and the "Company" unless otherwise indicated or the context otherwise requires. Carrols Restaurant Group, Inc. is a holding company and conducts all of its operations through its wholly-owned subsidiaries Carrols Corporation and New CFH, LLC and their wholly-owned subsidiaries. Carrols Corporation's material direct and indirect wholly-owned subsidiaries include its wholly-owned subsidiary, Carrols LLC, a Delaware limited liability company. New CFH LLC's material direct and indirect wholly-owned subsidiaries include Frayser Quality, LLC and Nashville Quality, LLC (and together with New CFH LLC's immaterial direct and indirect subsidiaries, collectively, "New CFH").  All intercompany transactions have been eliminated in consolidation.
We use a 52 or 53 week fiscal year ending on the Sunday closest to December 31. Our fiscal years ended December 31, 2017, December 30, 2018, December 29, 2019 and January 2, 2022 each contained 52 weeks. Our fiscal year ended January 3, 2021 contained 53 weeks.
At January 1, 2023 we operated, as franchisee, 1,022 Burger King® restaurants in 23 Northeastern, Midwestern, Southcentral and Southeastern states and 65 Popeyes® restaurants in seven Southeastern states.
In this Annual Report on Form 10-K, we refer to information, forecasts and statistics regarding the restaurant industry and to information, forecasts and statistics from The National Restaurant Association and the U.S. Department of Agriculture. We operate our Burger King restaurants under franchise agreements with Burger King Company LLC ("BKC") and our Popeyes restaurants under franchise agreements with Popeyes Louisiana Kitchen, Inc. ("PLK"). Any reference to "BKC" in this Annual Report on Form 10-K refers to Burger King Company LLC (previously Burger King Corporation) and its parent company Restaurant Brands International, Inc., which is sometimes referred to as "RBI." Any reference to PLK refers to Popeyes Louisiana Kitchen, Inc. and its indirect parent company, RBI. Unless otherwise indicated, information regarding Burger King, BKC, Popeyes and PLK in this Annual Report on Form 10-K has been made publicly available by RBI.
This 2022 Annual Report on Form 10-K contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Statements that are predictive in nature or that depend upon or refer to future events or conditions are forward-looking statements. Words such as "may", "might", "will", "should", "anticipate", "believe", "expect", "intend", "estimate", "hope", "plan" or similar expressions are intended to identify such forward-looking statements. In addition, expressions of our strategies, intentions; plans or guidance are also forward-looking statements. These statements reflect management's best judgment based on current views with respect to future events and are subject to risks and uncertainties, both known and unknown. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their date. Actual results could differ materially from those stated or implied in these forward-looking statements as a result of a number of factors, included but not limited to, the factors discussed in Item 1A-Risk Factors. We believe important factors that could cause actual results to differ materially from our expectations include the following, in addition to other risks and uncertainties discussed herein:
•The impact of health concerns such as the COVID-19 pandemic or reports of cases of food borne illnesses such as "mad cow" disease, and the possibility that consumers could lose confidence in the safety and quality of certain food products as well as negative publicity regarding food quality, illness, injury or other health concerns;
•Effectiveness of the Burger King and Popeyes advertising programs and the overall success of the Burger King and Popeyes brands;
•Increases in food costs and other commodity costs;
•Our ability to hire and retain employees at current or increased wage rates;

•Competitive conditions, including pricing pressures, discounting, aggressive marketing, the potential impact of competitors' new unit openings and promotions on sales of our restaurants, and competition impacting the cost and availability of labor;
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
•Factors that affect the restaurant industry generally, including recalls if products become adulterated or misbranded, liability if our products cause injury, ingredient disclosure and labeling laws and regulations; and
•Other factors discussed under Item 1A - "Risk Factors" and elsewhere herein.
ITEM 1. BUSINESS
Overview
Our Company
We are one of the largest restaurant companies in the United States and have been operating restaurants for more than 60 years. We operate two distinct quick service restaurant brands, Burger King and Popeyes, with 1,087 restaurants located in 23 Northeastern, Midwestern, Southcentral and Southeastern states as of January 1, 2023.
For the fiscal year ended January 1, 2023, our restaurants generated total revenues of $1,730.4 million and our average annual restaurant sales for all restaurants was approximately $1.6 million per restaurant. We served an average of approximately 460,000 guests per day at our restaurants. In fiscal 2022, comparable restaurant sales at our Burger King restaurants increased 3.9% and at our Popeyes restaurants increased 4.9%.
Our Burger King Restaurants. We are the largest Burger King franchisee in the United States, based on number of restaurants, and have operated Burger King restaurants since 1976. Burger King restaurants are quick service sandwich restaurants that feature the popular flame-grilled Whopper® sandwich, as well as a variety of hamburgers, chicken and other specialty sandwiches, french fries, breakfast items, snacks, soft drinks and more. We believe that the competitive attributes of Burger King restaurants include significant brand recognition, convenience of location, quality, speed of service and value.
As of January 1, 2023, we operated 1,022 Burger King restaurants located in restaurants located in 23 Northeastern, Midwestern, Southcentral and Southeastern states. For the fiscal year ended January 1, 2023, the average weekly sales at our Burger King restaurants was $30,870 per restaurant.

We operate our Burger King restaurants under franchise agreements with BKC. Our Burger King restaurants are typically open seven days per week and generally have operating hours ranging from 6:00 am to 11:00 pm, with later hours in certain markets or on weekends.
Our existing Burger King restaurants consist of one of several building types with various seating capacities. Our typical freestanding restaurant is approximately 2,800 to 3,100 square feet with seating capacity for 45 to 65 guests, drive-thru service windows and adjacent parking areas. Almost all of our restaurants are freestanding.
Our Popeyes Restaurants. We are the eighth largest Popeyes franchisee in the United States based on number of restaurants. Popeyes restaurants are quick service chicken restaurants that feature a Louisiana-inspired home cooking styled menu including fried chicken, chicken sandwiches, chicken tenders, fried shrimp and other seafood, red beans and rice and other regional offerings.
As of January 1, 2023, we operated 65 Popeyes restaurants in seven Southeastern states. For the fiscal year ended January 1, 2023, the average weekly sales at our Popeyes restaurants was $26,036 per restaurant.
We operate our Popeyes restaurants under franchise agreements with PLK. Our Popeyes restaurants are typically open seven days per week with operating hours of 10:00 am to 10:00 pm with later hours on weekends. Our Popeyes restaurants are generally freestanding locations with approximately 2,000 to 2,300 square feet with seating capacity for 40 to 50 guests and a drive-thru.
Our Competitive Strengths
We believe we have the following competitive strengths:
Two Distinct Brands with Global Recognition, Innovative Marketing and New Product Development. As a franchisee of the Burger King and Popeyes brands, we benefit from, and rely on, RBI's extensive marketing, advertising and product development capabilities to drive sales and generate increased restaurant traffic. RBI has historically launched innovative and creative multimedia advertising campaigns and products that highlight the relevance of the Burger King and Popeyes brands. Additionally, in 2020, RBI supported the launch of digital ordering and delivery options for our guests. RBI has negotiated distribution and operational agreements for BKC and PLK with major delivery platform providers, such as DoorDash, UberEats and GrubHub, and introduced its own white label mobile apps for each brand which has allowed us to quickly offer this service option to our guests. In 2021, RBI introduced the Royal Perks loyalty program for Burger King and the Popeyes Rewards loyalty program for Popeyes to entice guests to visit more often as well as receive personalized offers on their respective mobile apps.
As the largest Burger King franchisee in the United States based on number of restaurants, we operate approximately 15% of the Burger King restaurants in the United States and believe that we are well positioned to leverage the scale and marketing of one of the most recognized brands in the restaurant industry. We believe that our large number of restaurants increases our ability to take advantage of our size and scale to effectively manage the image and awareness of the Burger King brand in certain markets through promotional advertising, remodeling initiatives and our operational expertise. Further, we also believe that the geographic footprint of our restaurants provides our business with stability while also providing opportunities for growth within existing markets.
Over the years, BKC has introduced promotional campaigns that leverage both value and premium menu offerings and has provided a platform for new premium sandwich offerings. We believe these campaigns continue to positively impact the brand today as BKC focuses on offering a balanced value menu and premium sandwich promotional mix and remains committed to new product launches. For the Popeyes brand, the successful launch of the Classic Chicken Sandwich has driven product innovation to continue the brand's appeal to a broader consumer base, which we expect will continue to enhance sales and restaurant traffic.
Operational Expertise. We have been operating Burger King restaurants since 1976 and have developed sophisticated information and operating systems that enable us to measure and monitor key metrics for operational performance, food quality, sales and profitability that may not be available to other restaurant operators. We believe that our focus on leveraging our operational expertise, infrastructure and systems helps us optimize the performance of our current restaurants and restaurants that we may acquire or open in the future. We also believe that our size and history with the Burger King brand and quick service restaurant operations enables us to effectively track operating metrics and leverage best practices across our organization. It is our belief that our experienced management team, operating culture, effective operating systems and infrastructure enable us to operate more efficiently than many other Burger King operators. Finally, we believe that we will be able to leverage our operational expertise to improve the performance of our Popeyes restaurants.
Resilient Business Model and Financial Strength of our Business. We believe that the quality and sophistication of our restaurant operations have helped drive our strong restaurant-level performance. Comparable restaurant sales for our restaurants have historically outperformed the Burger King system in the United States overall, including in 22 of the last 24 fiscal quarters (after adjusting for periods where our fiscal year did not materially align with their calendar). We also believe that our size, seasoned management team, extensive operating infrastructure, experience and proven operating disciplines differentiate us from many competing quick service restaurant operators. After navigating through the challenges brought on with the COVID-19 pandemic, including labor shortages and increased commodity costs, we believe we have demonstrated the strength and resiliency of our business model and our ability to respond quickly to unprecedented business disruption. It is also our belief that our strong restaurant-level operations coupled with our disciplined approach to financial management will continue to allow us to maintain restaurant profitability under a wide variety of economic environments.
Over the past three years, we believe we have demonstrated our commitment to maintaining ample liquidity, managing leverage, generating free cash flow, and applying a disciplined approach to capital expenditures and restaurant development. We renegotiated our area development agreement with BKC and terminated our development agreement with PLK, which we believe facilitates our ability to be more disciplined in our allocation of capital by enhancing our ability to more selectively develop and remodel restaurants offering the most promising expected returns on our investments.
We believe we have also demonstrated our ability to prudently manage our capital structure and financial leverage, including through a variety of challenging economic circumstances. It is our belief that our cash flow from operations, cash balances and the availability of revolving credit borrowings under our Senior Credit Facilities (as defined below) are sufficient to fund our ongoing operations and capital expenditures.
Strategic Relationship with RBI and BKC. We have been a franchisee of Burger King restaurants for over 45 years and operate approximately 15% of the total Burger King restaurants in the United States. Since 2012, two of BKC's or RBI's senior executives have served on the Company's Board of Directors (the "Board"). Currently, Matthew Dunnigan, Chief Financial Officer of RBI, the indirect parent company of BKC, and Tom Curtis, President of BKC, Americas, serve on our Board. BKC holds, through certain of its affiliated entities, a preferred stock equity interest in Carrols Restaurant Group that is convertible into approximately 15.1% of the outstanding shares of our common stock (after giving effect to the conversion of such preferred stock and excluding shares held in treasury). We believe we have a well-established relationship with RBI and BKC and our acquisitions, restaurant remodeling and new restaurant development over the years has further aligned our common interests to grow our business. We believe that the combination of our rights under the Amended and Restated Area Development Agreement dated as of January 4, 2021 among the Company, Carrols Corporation, Carrols LLC and BKC (the "Amended ADA") and RBI's equity interest in our Company and its representation on our Board of Directors will continue to reinforce the alignment of our common interests with RBI, BKC and PLK over the long term.
Experienced Management Team with a Proven Track Record. We believe that our senior management team's extensive experience in the restaurant industry and its long and successful history of developing, acquiring, integrating and operating quick-service restaurants provide us with a competitive advantage.

Our restaurant operations are overseen by our Chief Restaurant Officer, Joseph Hoffman, who has worked in Burger King restaurants for over 30 years. As of January 1, 2023, operations for our Burger King restaurants are overseen by our four Senior Division Directors and nine Region Directors who collectively had an average of 18 years of Burger King restaurant experience. We also have 148 district managers who support the Regional Directors in the management of our Burger King restaurants and had an average tenure of over 11 years in the Burger King system as of January 1, 2023. Our operations management is further supported by our infrastructure of financial, information systems, real estate, human resources and legal professionals.
Our Business Strategies
Our primary business strategies are as follows:
Increase Restaurant Sales and Improve Guest Traffic. RBI has identified and implemented a number of strategies to increase brand awareness, enhance the guest experience, improve overall operations, invest in digital and technology and drive sales. These strategies are central to our strategic objectives to deliver profitable growth.
•"Reclaim the Flame." BKC announced its "Reclaim the Flame" plan in September 2022 which includes an investment by BKC of $400 million over two years to accelerate sales growth and drive franchisee profitability. The investment includes $150 million in advertising and digital investments ("Fuel the Flame") and $250 million for restaurant technology, kitchen equipment, building enhancements and high-quality remodels and relocations ("Royal Reset").
◦"Fuel the Flame." BKC will invest $120 million in its U.S. advertising fund over the two years to grow traffic, accelerate sales growth and improve the guest experience. The BKC advertising investment is expected to be an annual increase of approximately 30% to the brand's media purchasing. Following BKC's increased investment in 2023 and 2024, participating franchisees, including Carrols, have agreed to increase their advertising fund contributions by 50 basis points through 2028 if certain profitability thresholds are met, which would continue the increased level of advertising spend for the brand. BKC will also invest $30 million through 2024 to improve the Burger King app guest experience, including through integrated payment processing, enhancing the Royal Perks loyalty program, digital personalized offers, and improving the overall convenience of delivery and pick up options. We believe these investments and this elevated advertising spend will benefit our sales and guest traffic in our restaurants.
◦"Royal Reset." This $250 million investment by our franchisor will work in combination with the ongoing restaurant maintenance spending and remodeling activity of its franchisees to increase the restaurant technology deployment to the Burger King system and accelerate the modernization of the Burger King restaurant portfolio. We expect to take full advantage of the restaurant refresh program, which represents $50 million for the whole brand and which will allow us to deploy restaurant equipment and technology upgrades in an accelerated fashion. This investment also includes $200 million in system-wide subsidies and cash advances for restaurant remodel projects over the next two years. This funding will allow us to complete more remodel projects within our existing capital allocation strategy than we otherwise could have.
•Advertising and Promotion. We believe that we will benefit from BKC's advertising support of its menu items, product innovation and re-imaging initiatives. In 2022, BKC announced their new brand positioning strategy, called "You Rule.", intended to establish an emotional connection with consumers and drive everyday relevance of the Burger King brand in consumers' lives. You Rule is intended to be the new way to say "Have it Your Way," where our consumers are the real royalty. BKC continues to prioritize a data driven marketing process which has focused on driving restaurant sales and traffic while targeting a broad consumer base with inclusive messaging. This strategy uses a multi-channel advertising plan inclusive of traditional media, such as broadcast television, and digital, such as social media.
•Operations. We believe that improving restaurant operations and enhancing the guest experience are key components to increasing the profitability of our restaurants. We have operational action plans in place to continue to improve guest satisfaction scores and increase hours of operations, both of which we believe will increase restaurant sales. We are also actively involved in and believe we will benefit from RBI's ongoing initiatives to improve guest experience, increase food quality, simplify restaurant-level execution, improve team member training and engagement, and monitor operational performance.
•Products. The strength of the BKC menu has been built on a distinct flame-grilled cooking platform to make better tasting hamburgers. We believe that BKC intends to continue to optimize the menu by focusing on core products, such as the flagship Whopper sandwich, while maintaining a balance between value promotions and premium limited time offerings to drive sales and traffic. With respect to PLK, the launch of the Classic Chicken Sandwich has driven product innovation to continue the brand's appeal to a broader consumer base, which we expect will continue to enhance sales and restaurant traffic.
•Image. We believe that re-imaged restaurants increase curb appeal and result in increased restaurant sales. BKC's current restaurant image features a fresh, sleek, eye-catching design which incorporates easy-to-navigate digital menu boards in the dining room and streamlined merchandising at the drive-thru. The restaurants also offer guests the opportunity to connect to free Wi-Fi within the dining room. We believe that restaurant remodeling has improved our guest experience and contributed to incremental sales. We also believe the guest experience will be further enhanced from upgrades to BKC's current restaurant image which include a double drive-thru (where applicable), modifications to the exterior image and the deployment of restaurant technology in connection with Burger Kings "Royal Reset".
•Digital. In 2020, RBI implemented digital order modes and delivery services with major delivery providers as well as through each brands' own mobile apps. At the end of 2022, 1,017 of our Burger King restaurants and 65 of our Popeyes restaurants were providing fully integrated delivery services, based on geographic availability of delivery services. In 2021, RBI introduced the Royal Perks loyalty program for Burger King and the Popeyes Rewards loyalty program for Popeyes, both designed to entice guests to visit more often as well as to provide personalized offers on the brands' respective mobile apps. We believe these new platforms support RBI's strategy to appeal to a broader consumer base and to increase restaurant sales and expect that their "Fuel the Flame" investment will drive further penetration to the digital market.
Improve Profitability of Restaurants. In 2021 and 2022, overall U.S. inflation rates have escalated to levels the U.S economy had not experienced recently. For our business specifically, we have been heavily impacted by commodity and labor inflation beginning in second quarter 2021 and extending into most of 2022. Commodity inflation for our Burger King restaurants was 8.3% and 15.3% in 2021 and 2022, respectively, and for our Popeyes restaurants was 4.7% and 17.6% in 2021 and 2022, respectively. Average hourly rate inflation at all of our restaurants was 12.0% and 9.1% in 2021 and 2022, respectively.
•Pricing. In response to elevated input costs, we have further developed our pricing practices and strategy, resulting in effective selling price increases at our Burger King restaurants of 4.1% for all of 2021 and 9.4% for all of 2022. The effective selling price is impacted for twelve months after the pricing action is instituted.
•Promotions. We have also worked closely with BKC on multi-faceted restaurant profitability initiatives, including their promotional pricing practices. Promotional sales discounts at all of our restaurants in 2022 were 15.8% of restaurant sales compared to 19.8% in 2021. BKC has identified improving restaurant-level profitability as a focus closely tied to their "Reclaim the Flame" investments. We believe this alignment in interests with our franchisor will further augment our actions to increase restaurant margins after this period of input cost inflation.
•Operations. We believe that improving restaurant operations and enhancing the guest experience are key components to increasing the profitability of our restaurants. We have operational action plans in place to continue to improve our guest satisfaction scores and increase hours of operations, both of which we believe will help increase restaurant sales. Further, we have ongoing initiatives to enhance labor efficiency which we believe will drive continued profitability improvements.
We believe that our skilled management team, proven technology systems, and training and development programs support our ability to enhance operating margins at our restaurants and position us well to respond to the changing economic environment we are in. We believe that we have demonstrated our ability to operate profitable and operationally efficient restaurants and we believe that our expertise and scale positions us favorably to combat ongoing macro-economic challenges.

Balanced Approach to Capital Allocation and Generation of Free Cash Flow. We believe our balance sheet provides us with significant liquidity, a long runway in terms of debt maturities and stable and manageable debt service obligations. Over the past three years, we have significantly increased our available liquidity (defined as cash and cash equivalents plus available borrowings under our Senior Credit Facilities) to approximately $211.3 million as of January 1, 2023 from $60.6 million as of December 29, 2019. We believe we have the flexibility to grow our business - both organically and through selective new restaurant development and remodeling initiatives – in a manner that will optimize our growth potential while generating consistent free cash flow and managing our leverage levels.
We have reduced capital expenditures from $134.9 million in 2019 and $75.7 million in 2018 to $56.9 million in 2020, $51.8 million in 2021 and $38.2 million in 2022. In 2023 and for the foreseeable future, we expect our capital expenditure spending to be at levels similar to 2022 as we remain committed to applying a disciplined and focused approach to restaurant remodeling and new restaurant development. We believe our restaurant portfolio has been well-maintained and, as of January 1, 2023, 890 of our 1,022 Burger King restaurants have been remodeled or newly built since 2012. Of our 65 Popeyes restaurants, 20 have been newly built in the last five years as of January 1, 2023.
Target Total Net Leverage Ratio of 4.0 times or less. Our capital allocation strategy is driven by targeting a Total Net Leverage Ratio of 4.0 times or less. While driving growth through building and remodeling restaurants in both brands remains a strategic objective of ours over the long-term, our primary focus is on generating free cash flow and further deleveraging our balance sheet to maintain our Total Net Leverage Ratio at or below our target level of 4.0 times. Achieving our Total Net Leverage Ratio level is subject to a number of factors which may be difficult to predict and there can be no assurance that we will be able to maintain any specific Total Net Leverage Ratio.
Inflationary pressures experienced in 2021 and 2022 have increased our Total Net Leverage Ratio above our target to 5.02 times at January 2, 2022 and 7.14 times at January 1, 2023 as increased labor and commodity costs negatively impacted our covenant EBITDA. Over time, we believe we will reduce our Net Leverage Ratio to our targeted levels through organic growth as inflationary pressures subside and our margins improve although there is no assurance we will do so.
Restaurant Operating Data
Selected restaurant operating data for our restaurants is as follows:

	Year Ended
	January 3, 2021	January 2, 2022	January 1, 2023
Average annual sales per restaurant (1)	$1,435,531	$1,529,123	$1,590,288
Average sales per transaction	$8.63	$9.27	$10.26
Drive-thru sales as a percentage of total sales	86.1%	81.2%	75.5%
Delivery sales as a percentage of total sales	2.4%	4.8%	5.5%
Day-part sales percentages:
Breakfast	11.5%	12.3%	11.9%
Lunch	32.6%	31.6%	31.8%
Dinner	22.6%	22.5%	22.6%
Afternoon	22.0%	21.4%	21.3%
Late night	11.3%	12.2%	12.4%

(1)Average annual sales per restaurant are derived by dividing restaurant sales by the average number of restaurants operating during the period on a 52-week basis for the years ended January 1, 2023 and January 2, 2022 or 53-week basis for the year ended January 3, 2021.
Restaurant Capital Costs
The initial cost of the franchise fee, equipment, seating, signage and other interior costs of a standard new Burger King and Popeyes restaurant currently is approximately $600,000 (which excludes the cost of land, the building and site improvements). In the markets in which we operate, the cost of land generally ranges from

$300,000 to $1,000,000 for Burger King restaurants and $300,000 to $1,000,000 for Popeyes restaurants and the cost of building and site improvements generally ranges from $1,000,000 to $1,800,000 for both Burger King and Popeyes restaurants.
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
BKC's current image restaurant design draws inspiration from its signature flame-grilled cooking process and incorporates a variety of innovative elements to a backdrop that evokes the warm and welcoming look of the outdoors including corrugated metal, brick, wood and concrete. The cost of remodeling a restaurant to the BKC current image varies depending upon the age and condition of the restaurant and the amount of new equipment needed and can range from $700,000 to $1,800,000 per restaurant with an average cost of approximately $1.2 million per restaurant in 2022. The total cost of a remodel has increased over time due to construction cost increases, the addition of a second drive-thru lane at certain locations and the replacement of certain kitchen equipment at the time of the remodel which is incremental to the cost to upgrade to the BKC current image design. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent and Future Events Affecting our Results of Operations".
Under BKC's "Royal Reset" program, BKC will make certain contributions towards franchisee remodel costs, which increase in value if BKC owns the property and/or if the franchisee agrees to pay a 1% higher royalty rate over the 20-year franchise term renewal. At this time, we do not expect participation in the "Royal Reset" program to materially impact our levels of capital expenditures. It may, however, allow us to complete more projects with the same level of capital expenditure.
Site Selection
We believe that the location of our restaurants is a critical component of each restaurant's success. We evaluate potential new sites on many critical criteria including accessibility, visibility, costs, surrounding traffic patterns, competition and demographic characteristics. Our senior management approves the viability of all new sites, remodel and acquisition prospects based upon analyses prepared by our real estate, financial and operations professionals and our return on investment requirements.
Seasonality
Our business is moderately seasonal due to a number of factors such as regional weather conditions and the timing of holidays. Due to the location of our restaurants, sales are generally higher during the summer months than during the winter months.

Restaurant Locations
The following table details the locations of our 1,022 Burger King restaurants as of January 1, 2023:

State	Total Restaurants
North Carolina	156
New York	124
Ohio	114
Tennessee	111
Indiana	102
Virginia	66
Pennsylvania	61
Michigan	56
South Carolina	43
Kentucky	41
Mississippi	33
Maryland	29
Louisiana	17
Illinois	16
Maine	14
New Jersey	10
Arkansas	9
Alabama	6
Vermont	6
West Virginia	4
Georgia	2
Massachusetts	1
Missouri	1
Total	1,022

The following table details the locations of our 65 Popeyes restaurants as of January 1, 2023:

State	Total Restaurants
Mississippi	33
Tennessee	18
Louisiana	5
Indiana	3
Kentucky	3
Arkansas	2
Virginia	1
Total	65

Operations
Management Structure
We conduct substantially all of our executive management, finance, marketing and operations support functions from our corporate headquarters in Syracuse, New York. Carrols Restaurant Group is led by our Interim President and Chief Executive Officer, Anthony Hull who is continuing to serve as our Chief Financial Officer while serving as Interim President and CEO. Mr. Hull, who has helped lead the Company through a variety of challenging circumstances over the past three years, has over 35 years of operations and finance experience in both public and private companies with domestic and international operations in a broad range of industries.
Our restaurant operations are overseen by our Chief Restaurant Officer, Joseph Hoffman, who has worked in Burger King restaurants for over 30 years. As of January 1, 2023, operations for our Burger King restaurants are overseen by our four Senior Division Directors and nine Regional Directors who collectively had an average of 18 years of Burger King restaurant experience. We also have 148 district managers who support the Regional Directors in the management of our Burger King restaurants and had an average tenure of over 11 years in the Burger King system as of January 1, 2023. As of January 1, 2023, operations for our Popeyes restaurants are overseen by one Senior Division Director, two Regional Directors and eleven district managers.
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
Management Information Systems
We believe that our management information systems provide us with the ability to efficiently and effectively manage our restaurants and to ensure the consistent application of operating controls at our restaurants. Our size affords us the ability to maintain an in-house staff of information technology and restaurant systems professionals dedicated to continuously enhancing our systems. We believe these capabilities allow us to quickly integrate restaurants that we acquire and achieve greater economies of scale and operating efficiencies.
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
Our restaurant systems provide daily tracking and reporting of traffic counts, menu item sales, labor and food data including costs and inventories, and other key operating metrics for each restaurant. We communicate electronically with our restaurants on a continuous basis via a high-speed data network, which enables us to collect this information for use in our corporate management systems in near real-time. Our corporate data center manages systems that support all of our accounting, operating and reporting systems. We also operate a 24-hour, seven-day help desk that enables us to provide systems and operational support to our restaurant operations. Among other things, our restaurant information systems provide us with the ability to:
•monitor labor utilization and sales trends at each restaurant, enabling the restaurant manager to effectively manage to our established labor standards on a timely basis;
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
•allow guests to place mobile and third-party delivery orders that integrate directly with the point-of-sale system;
•employ centralized control over pricing, menu and inventory management activities at each restaurant;
•place orders with suppliers and to integrate detailed invoice, receiving and product data with our inventory and accounting systems;
•provide analytics and reporting tools to enable all levels of management to review a wide-range of financial, product mix and operational data; and
•systematically analyze and report on detailed transactional data to help detect and identify potential theft.
Critical information from our systems is available in near real-time to our restaurant managers, who are expected to react quickly to trends or situations in their restaurants. Our district managers also receive near real-time information for their respective restaurants and have access to key operating data on a remote basis using our corporate intranet-based reporting. Management personnel at all levels, from restaurant managers through senior management, utilize and monitor key restaurant performance indicators that are also included in our restaurant-level incentive bonus plans.
Burger King and Popeyes Franchise Agreements
Each of our Burger King restaurants operates under a separate franchise agreement with BKC and each of our Popeyes restaurants operates under a separate franchise agreement with PLK. Our franchise agreements with BKC and PLK generally require, among other things, that all restaurants comply with specified design criteria and operate in a prescribed manner, including utilization of a standard menu. In addition, our Burger King franchise agreements generally require that our restaurants conform to BKC's current image and may provide for updating our restaurants during the tenth year of the agreements to conform to such current image, which may require significant expenditures.
These franchise agreements with BKC and PLK generally provide for an initial term of 20 years and currently have an initial franchise fee of $50,000. In the event that we terminate a franchise agreement and close the related BKC restaurant prior to the expiration of its term, we generally are required to pay BKC an amount based on the net present value of the royalty stream that would have been realized by BKC had such franchise agreement not been terminated. With BKC's and PLK's respective approval, we can elect to extend franchise agreements for additional 20-year terms, provided that the restaurant meets the current restaurant image standard and we are not in default under terms of the franchise agreement. The franchise agreement fee for subsequent renewals for our Burger King and Popeyes restaurants is currently $50,000. BKC or PLK may terminate any of the franchise agreements if an act of default is committed by us under these agreements and such default is not cured. Defaults under the franchise agreements for our Burger King and Popeyes restaurants include, among other things, our failure to operate such restaurant in accordance with the operating standards and specifications established by BKC or PLK (including failure to use equipment, uniforms or decor approved by the respective franchisor), our failure to sell products approved or designated by BKC or PLK, our failure to pay royalties or advertising and sales promotion contributions as required, our unauthorized sale, transfer or assignment of such franchise agreement or the related restaurant, certain events of bankruptcy or insolvency with respect to us, conduct by us or our employees that has a harmful effect on the Burger King or Popeyes restaurant system, or conviction of us or our executive officers for certain indictable offenses. We have not been notified of any events of default under any of our franchise agreements with BKC or PLK.
In order to obtain a successor franchise agreement with BKC and PLK, a franchisee is typically required to make capital improvements to the restaurant to bring it up to BKC's or PLK's current image standards. The cost of these improvements may vary widely depending upon the magnitude of the required changes and the degree to which we have made interim improvements to the restaurant. At January 1, 2023, we had four Burger King franchise agreements due to expire in 2023, eight Burger King franchise agreements due to expire in 2024 and nine Burger King franchise agreements due to expire in 2025, as well as 52 that expired prior to the end of 2022. At January 1, 2023 we had one Popeyes franchise agreement set to expire in 2023, four Popeyes franchise agreement set to expire in 2024 and 12 Popeyes franchise agreements set to expire in 2025, as well as 13 Popeyes franchise agreements that expired prior to the end of 2022.
As of January 1, 2023, we have certain franchise agreements that have expired. We are in ongoing discussions with BKC and PLK to establish mutually acceptable remodeling requirements and franchise extensions for those franchise agreements, although there can be no assurance we will be able to do so. The expiration of certain franchise agreements prior to January 1, 2023 has not and is not expected to impact our continued operation of these restaurants. We believe that we will be able to satisfy BKC's and PLK's normal franchise agreement renewal criteria. Accordingly, we believe that renewal franchise agreements will be granted by BKC and PLK at the expiration of our existing franchise agreements. Historically, BKC has not denied our requests for successor franchise agreements. However, there can be no assurance that BKC and PLK will grant these requests in the future.
In recent years, the historical costs of improving our Burger King restaurants in connection with franchise renewals, excluding scrape and rebuild projects, generally have ranged from $500,000 to $1,200,000 per restaurant. The average cost of our remodels in 2022 was approximately $1.2 million per restaurant. The cost of remodels can vary depending upon the age and condition of the restaurant and the amount of new equipment needed. The cost of capital improvements made in connection with future franchise agreement renewals may differ substantially from past franchise renewals depending on the current image requirements established from time to time by BKC or PLK.
We evaluate the performance of our Burger King and Popeyes restaurants on an ongoing basis. With respect to franchise renewals, such evaluation depends on many factors, including our assessment of the anticipated future operating results of the subject restaurants and the cost of required capital improvements that we would need to commit for such restaurants. If we determine that a Burger King or Popeyes restaurant is under-performing, or that we do not anticipate an adequate return on the capital investment required to renew the franchise agreement, we may elect to close such restaurant. We may also relocate (offset) a restaurant within its trade area and build a new Burger King or Popeyes restaurant as part of the franchise renewal process. In 2022, we closed ten Burger King restaurants, which did not include any offset locations. We currently expect to close between ten and fifteen restaurants in 2023, excluding any relocations of existing restaurants. Our determination to close these restaurants is subject to further evaluation and may change. We may also elect to close additional restaurants in the future.
In addition to the initial franchise fee, we generally pay BKC and PLK a monthly royalty. The royalty rate for new Burger King restaurants and for successor franchise agreements is 4.5% of sales. The royalty rate for new Popeyes restaurants and for successor franchise agreements is 5.0% of sales. Royalty payments for restaurants acquired from other franchisees are based on the terms of existing franchise agreements being acquired, and may be less than 4.5%. Burger King royalties, as a percentage of restaurant sales, were 4.4% in 2022, 4.4% in 2021 and 4.3% in 2020. We anticipate our Burger King and Popeyes royalties, as a percentage of restaurant sales, will be approximately 4.5% in 2023 as a result of the terms outlined above. Newly constructed Burger King restaurants developed pursuant to the Area Development Agreement (the "ADA") dated May 1, 2019 among the Company, BKC and parties thereto as well as the Amended ADA received and will receive a 1% royalty rate reduction for a four year period and certain remodeled restaurants under the ADA generally received and will receive a 0.75% royalty rate reduction for a five year period.
We also generally contribute 4% of restaurant sales from our Burger King and Popeyes restaurants to fund BKC's and PLK's national and regional advertising. Pursuant to the Amended ADA, newly constructed Burger King restaurants will receive a 3% advertising contribution reduction for four years and certain remodeled restaurants, excluding upgrades, will receive a 0.75% advertising contribution reduction for a five year period. BKC and PLK engage in substantial national and regional advertising and promotional activities and other efforts to maintain and enhance both brands. From time to time we supplement BKC's marketing with our own local advertising and promotional campaigns. See "Advertising, Products and Promotion" below.

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
Advertising, Products and Promotion
BKC's marketing strategy is characterized by its HAVE IT YOUR WAY® service, "You Rule.™" tag line, flame grilling, generous portions and competitive prices. Burger King restaurants feature flame-grilled hamburgers, the most popular of which is the Whopper sandwich, a large, flame-grilled hamburger topped with tomatoes, lettuce, mayonnaise, ketchup, pickles, and sliced onions on a toasted sesame seed bun. The basic menu of all Burger King restaurants also includes a variety of hamburgers, chicken and other specialty sandwiches, including plant-based options, in addition to french fries, onion rings, soft drinks, breakfast items, snacks and other offerings. BKC and its franchisees have historically spent between 4% and 5% of their respective sales on marketing, advertising and promotion to sustain high brand awareness. BKC's marketing initiatives are designed to reach a diverse consumer base and BKC has continued to introduce several new and enhanced products to broaden menu offerings and drive guest traffic in all day parts.
PLK's marketing strategy is defined by its "It takes love" philosophy and "Love That Chicken®" from Popeyes' tagline. Popeyes restaurants feature a Louisiana-inspired home cooking styled menu including fried chicken, chicken sandwiches, chicken tenders, fried shrimp and other seafood, red beans and rice and other regional offerings.
BKC's and PLK's advertising programs consist of national campaigns supplemented by local advertising. BKC's and PLK's advertising campaigns are generally carried on television, digital and social media, radio and in circulated print media (national and regional newspapers and magazines). As a percentage of our restaurant sales advertising expense was 4.0% in 2022, 4.0% in 2021 and 3.9% in 2020. For 2023, we expect total advertising expense to be approximately 4.0% of total restaurant sales.
The efficiency and quality of advertising and promotional programs can significantly affect the quick-service restaurant businesses. We believe that one of the major advantages of being a Burger King franchisee is the value of the extensive national and regional advertising and promotional programs conducted by BKC. In addition to the benefits derived from BKC's advertising spending, we are able to supplement BKC's advertising and promotional activities with our own local advertising and promotions, including the purchase of geo-targeted digital display, radio and out-of-home advertising. The concentration of our Burger King restaurants in many of our markets permits us to leverage advertising in those markets. We also utilize promotional programs targeted to our guests, such as combination value meals and discounted prices in order to create a flexible and directed marketing program.
In September 2022, BKC announced its "Reclaim the Flame" plan, which was developed in collaboration with its franchisees to accelerate sales growth and drive restaurant-level profitability. The plan includes Burger King investing $400 million through 2024, comprised of $150 million in advertising and digital investments to "Fuel the Flame" and $250 million for a "Royal Reset" involving investments in restaurant technology, kitchen equipment, building enhancements and high-quality remodels and relocations.
In 2022, we entered into an agreement with BKC in connection with their "Reclaim the Flame" investment plan. Pursuant to this initiative, BKC has agreed to fund $120 million in additional advertising expenditures over the period October 1, 2022 through December 31, 2024. Following the investment period in 2023 and 2024, participating franchisees, including us, have agreed to increase our advertising fund contributions by 50 basis points through 2026 if a profitability threshold for the Burger King system is met for the full fiscal year 2026, and further through 2028 if a secondary profitability threshold is met for the full fiscal year 2028, in order to continue the brand's elevated advertising spend.

Digital
BKC and PLK have invested heavily in launching a digital platform that integrates with major third-party delivery service providers and provides a seamless ordering, payment, delivery and drive-thru experience for our guests. In the BKC and PLK platforms, guests can place orders through a website or mobile app and have the product ready for pickup or delivered by a third-party partner. Digital sales, including sales through the delivery platforms plus mobile order and pay, have been a strong growth driver and represented approximately 7.5% of our restaurant sales in 2022 and 6.1% of our sales in 2021. As of January 1, 2023, we have installed outdoor digital menu boards at all Burger King and Popeyes restaurants. The digital menu boards integrate with the POS system and utilize artificial intelligence to help optimize the guest experience. BKC and PLK continue to invest in their digital platforms. In 2021, RBI introduced the Royal Perks loyalty program for Burger King and the Popeyes Rewards loyalty program for Popeyes to entice guests to visit more often as well as receive personalized offers on their respective mobile apps.
Suppliers
We are a member of a national purchasing cooperative, Restaurant Services, Inc., which we refer to as "RSI", created for the Burger King system. RSI is a non-profit independent purchasing cooperative that is responsible for sourcing our products and related supplies and managing relationships with approved distributors for the Burger King system. We use our purchasing power to negotiate directly with certain other vendors, to help obtain favorable pricing and terms for supplying our restaurants. For our Burger King restaurants, we are required to purchase all of our foodstuffs, paper goods and packaging materials from BKC-approved suppliers at prices negotiated by RSI. We currently primarily utilize four distributors, McLane Company Inc., Lineage Foodservice Solutions, LLC, Reinhart Food Service L.L.C and Performance Foodservice, to supply our Burger King restaurants with the majority of our foodstuffs. As of January 1, 2023, such distributors supplied 31%, 30% 29% and 10%, respectively, of our Burger King restaurants. Additionally, one bakery supplies the rolls used in approximately 50% of the Company's Burger King restaurants.
For our Popeyes restaurants, we are a member of a national purchasing cooperative, Supply Management Services, Inc. ("SMS"). SMS is a non-profit independent purchasing cooperative that is responsible for sourcing certain of our products and managing relationships with approved distributors for the Popeyes system. Popeyes utilizes five distributors, five for poultry products and two for all other products. For our Popeyes restaurants, one distributor, Customized Distribution Services, supplies 69% of our poultry products and 91% of our non-poultry products.
We may purchase non-food items, such as kitchen utensils, equipment maintenance tools and other supplies, from any suitable source so long as such items meet BKC and PLK product uniformity standards. All BKC-approved and PLK-approved distributors are required to purchase foodstuffs and supplies from BKC-approved and PLK-approved manufacturers and purveyors. BKC and PLK are each responsible for monitoring quality control and supervision of the applicable manufacturers. Each conducts regular visits to observe the preparation of foodstuffs and to perform various tests to ensure that only quality foodstuffs are sold to its approved suppliers. In addition, BKC and PLK coordinate and supervise audits of approved suppliers and distributors to determine continuing product specification compliance and to ensure that manufacturing plant and distribution center standards are met. Although we believe that we have alternative sources of supply available to our restaurants, the failure of a distributor or supplier for our restaurants to service us could lead to a disruption of service or supply at our restaurants until a new distributor or supplier is engaged, which could have an adverse effect on our business.

Quality Assurance
Our operational focus is closely monitored to achieve a high level of guest satisfaction based on product quality, speed of service, order accuracy and quality of service. Our senior management and restaurant management staffs are principally responsible for ensuring compliance with BKC's and PLK's required operating procedures. We have uniform operating standards and specifications relating to the quality, preparation and selection of menu items, maintenance and cleanliness of the premises and employee conduct. In order to maintain compliance with these operating standards and specifications, we distribute detailed reports measuring compliance with various guest service standards and objectives to our restaurant operations management team, including feedback obtained directly from our guests through instructions given to them at the point of sale. The guest feedback is monitored by an independent agency and us and consists of evaluations of speed of service, quality of service, quality of our menu items and other operational objectives including the cleanliness of our restaurants. We also have our own staff that handle guest inquiries and complaints. The level of guest satisfaction is a key metric in our restaurant-level incentive bonus plans.
We operate in accordance with quality assurance and health standards mandated by federal, state and local governmental laws and regulations. These standards include food preparation rules regarding, among other things, minimum cooking times and temperatures, maximum time standards for holding prepared food, food handling guidelines and cleanliness. To maintain these standards, third-party firms under BKC's oversight conduct unscheduled inspections and follow-up inspections of our restaurants and report their findings to us. In addition, restaurant managers conduct internal inspections for taste, quality, cleanliness and food safety on a regular basis.
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
The Patient Protection and Affordable Care Act (the "Act") required businesses employing fifty or more full-time equivalent employees to offer health care benefits to those full-time employees or be subject to an annual penalty. Those benefits must be provided under a health care plan which provides a certain minimum scope of health care services. The Act also limits the portion of the cost of the benefits which we can require employees to pay. Based on our enrollment history to date, approximately 12% of our approximately 3,400 eligible hourly employees have opted for coverage under our medical plan.
We are also subject to various federal, state and local environmental laws, rules and regulations. We believe that we conduct our operations in substantial compliance with applicable environmental laws, rules and regulations. Our costs for compliance with environmental laws, rules and regulations has not had a material adverse effect on our results of operations or financial condition in the past.

Industry and Competition
Limited-Service Restaurants. We operate in the hamburger and chicken categories of the limited-service restaurant segment of the restaurant industry. Limited-service restaurants are distinguished by high speed of service and efficiency, convenience, limited menu and service, and value pricing. We believe that limited-service restaurants are well-positioned to increase their sales in the current environment. According to the National Restaurant Association, the limited-service segment is projected to grow from $370 billion in 2022 to $395 billion in 2023, representing a projected 7% increase in sales and 40% of total restaurant and food industry sales.
The restaurant industry is highly competitive with respect to price, service, location and food quality. In each of our markets, our restaurants compete with a large number of national and regional restaurant chains, as well as locally-owned restaurants, offering low and medium-priced fare. We also compete with operators outside the restaurant industry such as convenience stores, delicatessens and prepared food counters in supermarkets, grocery stores, cafeterias and other purveyors offering moderately priced and quickly prepared foods. Our competitors may also employ marketing strategies such as frequent use of price discounting, frequent promotions and an emphasis on value menus.
We believe that product quality and taste, brand recognition, convenience of location, speed of service, menu variety, price and ambiance are the most important competitive factors in the quick-service restaurant segment and that our restaurants effectively compete in each category. We believe our largest competitors for our Burger King restaurants are McDonald's and Wendy's and the largest competitors for our Popeyes restaurants are KFC and Chick-fil-A.
Human Capital Management
As of January 1, 2023, we employed approximately 24,300 persons, of which approximately 200 were administrative personnel and approximately 24,100 were restaurant operations personnel. Approximately 75% of our employees are part-time and 75% have been employed by the Company for less than one year. None of our employees are unionized or covered by collective bargaining agreements. We believe that our overall relations with our employees are good and that our efforts to manage our workforce have been effective.
Diversity. We are committed to fostering a culture that encourages diversity and inclusion, and having diverse representation in our workforce. As of January 1, 2023, 55% of our employees were female and approximately 55% of our employees self-identified as belonging to a racial or ethnic minority group.
Training and Education. We maintain a comprehensive training and development program for all of our personnel and provide both classroom and in-restaurant training for our salaried and hourly restaurant personnel. Our program emphasizes, among other things, system-wide operating procedures, food preparation methods, food safety and guest service standards. BKC's and PLK's training and development programs are also available to us as a franchisee through web access in all of our restaurants. We also offer an educational assistance plan that provides full-time corporate staff, salaried employees and assistant managers up to $4,000 per year to take advantage of after-hour educational opportunities to improve their skills in their present position or prepare them to assume greater responsibilities within the Company.
Resources and Support. In response to the economic challenges caused by the COVID-19 pandemic, we established the Carrols Cares Fund in April 2020 to provide financial assistance to employees in need. Since its launch, the Fund has evolved into a corporate-level initiative that provides assistance to more than just employees who have experienced hardship as a result of the pandemic, providing employees with support such as of bereavement expenses and financial relief after a house fire. During 2022, the fund provided more than $150,000 to support over 200 employees. We also support community-based organizations through our Matching Gift Program and our "Dollars for Doers" volunteer program.
Availability of Information
We file annual, quarterly and current reports and other information with the Securities and Exchange Commission (the "SEC"). The SEC also maintains a website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov.

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
Risks Related to Our Business
We could be materially adversely affected by health concerns such as the ongoing COVID-19 pandemic, food-borne illnesses, as well as negative publicity regarding food quality, illness, injury or other health concerns.
The United States and other countries have experienced, or may experience in the future, outbreaks of viruses, such as the current outbreak of the COVID-19 pandemic, norovirus, Avian Flu or "SARS," or H1N1. If a virus is transmitted by human contact, our employees or customers may become infected, or may choose, or be advised, to avoid gathering in public places, any of which may adversely affect our restaurant customer traffic and our ability to adequately staff our restaurants, receive deliveries on a timely basis or perform functions at the corporate level. We also may be adversely affected if jurisdictions in which we have restaurants impose mandatory closures, seek voluntary closures or impose restrictions on operations. Even if such measures are not implemented and a virus or other disease does not spread significantly, the perceived risk of infection or significant health risk may adversely affect our business.
A health pandemic (such as the COVID-19 pandemic) is a disease outbreak that spreads rapidly and widely by infection and affects many individuals in an area or population at the same time. Our restaurants are places where people can gather together for human connection. Customers might avoid public gathering places in the event of a health pandemic, and local, regional or national governments might limit or ban public gatherings to halt or delay the spread of disease. The impact of a health pandemic on us might be disproportionately greater than on other quick-service concepts that have lower customer traffic and that depend less on the gathering of people
Additionally, negative publicity about food quality, illness, injury or other health concerns (including health implications of obesity) or similar issues stemming from one restaurant or a number of restaurants could materially adversely affect our results of operations, regardless of whether they pertain to our own restaurants, other Burger King or Popeyes restaurants, or to restaurants owned or operated by other companies. For example, health concerns about the consumption of beef, chicken or eggs or events such as a disease outbreak could lead to changes in consumer preferences, reduce consumption of our products and have a material adverse effect on our results of operations and financial condition. These events could also reduce available supply or significantly raise the price of beef, chicken or eggs.
In addition, we cannot guarantee that our operational controls and employee training will be effective in preventing food-borne illnesses, food tampering and other food safety issues that may affect our restaurants. Food-borne illness or food tampering incidents could be caused by customers, employees or food suppliers and transporters and, therefore, could be outside of our control. Any negative publicity relating to health concerns or the perceived or specific outbreaks of food-borne illnesses, food tampering or other food safety issues attributed to one or more of our restaurants, could result in a significant decrease in guest traffic in all of our restaurants and could have a material adverse effect on our results of operations. Furthermore, similar publicity or occurrences with respect to other restaurants or restaurant chains could also decrease our guest traffic and have a similar material adverse effect on our results of operations and financial condition.

Intense competition in the restaurant industry could make it more difficult to profitably expand our business and could also have a negative impact on our operating results if customers favor our competitors or we are forced to change our pricing and other marketing strategies.
The restaurant industry is highly competitive. In each of our markets, our restaurants compete with a large number of national and regional restaurant chains, as well as locally-owned restaurants, offering low and medium-priced fare. We also compete with other convenience stores, delicatessens and prepared food counters in grocery stores, supermarkets, cafeterias and other purveyors of moderately priced and quickly prepared food. We believe our largest competitors for our Burger King restaurants are McDonald's and Wendy's restaurants and the largest competitors for our Popeyes restaurants are KFC and Chick-fil-A.
Due to competitive conditions, we, as well as certain of the other major quick-service restaurant chains, have offered select food items and combination meals at discounted prices. These pricing and marketing strategies have had, and in the future may have, a negative impact on our earnings.
Factors applicable to the quick-service restaurant segment may have a material adverse effect on our results of operations and financial condition, which may cause a decrease in earnings and revenues.
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

Our BKC franchise agreements typically have a 20-year term after which BKC's consent is required to receive a successor franchise agreement. Our PLK franchise agreements typically also have a 20-year term after which we have the options to (a) renew for a 10-year renewal term and (b) renew for a second supplemental renewal term of 10 years provided that we meet certain conditions as set forth in the PLK franchise agreements.
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
The success of our restaurants depends in part upon the effectiveness of the advertising campaigns and promotions by BKC or PLK. If our competitors increase spending on advertising and promotion, or the cost of television or radio advertising increases, or BKC's, PLK's or our advertising and promotions are less effective than our competitors', it could have a material adverse effect on our results of operations and financial condition.
Our strategy may include pursuing acquisitions of additional Burger King and Popeyes restaurants and we may not find Burger King restaurants or Popeyes restaurants that are suitable acquisition candidates or successfully operate or integrate any Burger King restaurants or Popeyes restaurants that we may acquire.
As part of our strategy, we may selectively pursue the acquisition of additional Burger King and Popeyes restaurants. Pursuant to the ADA and retained in the Amended ADA, BKC has granted us franchise pre-approval to acquire Burger King restaurants from Burger King franchisees until we acquire more than 500 Burger King restaurants. The right of first refusal assigned to us from BKC pursuant to the ADA was forfeited by us as a result of entering into the Amended ADA in January 2021.

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
We obtain a significant portion of our revenues from the sale of hamburgers, fried chicken and various types of sandwiches. If consumer preferences for these types of foods change, it could have a material adverse effect on our results of operations and financial condition. The quick-service restaurant segment is characterized by the frequent introduction of new products, often supported by substantial promotional campaigns, and is subject to changing consumer preferences, tastes, and eating and purchasing habits. Our success depends on BKC's and PLK's ability to anticipate and respond to changing consumer preferences, tastes and dining and purchasing habits, as well as other factors affecting the restaurant industry, including new market entrants and demographic changes. BKC or PLK may be forced to make changes to our menu items in order to respond to changes in consumer tastes or dining patterns, and we may lose customers who do not prefer the new menu items. In recent years, numerous companies in the quick-service restaurant segments have introduced products positioned to capitalize on the growing consumer preference for food products that are, or are perceived to be, promoting good health, nutritious, low in calories, low in fat content or plant-based. If BKC or PLK does not continually develop and successfully introduce new menu offerings that appeal to changing consumer preferences or if the Burger King and Popeyes franchise systems do not timely develop new products, our results of operations and financial condition could suffer. In addition, any significant event that adversely affects consumption of our products, such as cost, changing tastes or health concerns, could adversely affect our results of operations and financial condition.

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
We are a member of a national purchasing cooperative, Restaurant Services, Inc., created for the Burger King system. RSI is a non-profit independent purchasing cooperative that is responsible for sourcing our products and related supplies and managing relationships with approved distributors for the Burger King system. We use our purchasing power to negotiate directly with certain other vendors, to obtain favorable pricing and terms for supplying our restaurants. For our Burger King restaurants, we are required to purchase all of our foodstuffs, paper goods and packaging materials from BKC-approved suppliers at prices negotiated by RSI. We currently primarily utilize four distributors, McLane Company Inc., Lineage Foodservice Solutions, LLC, Reinhart Food Service LLC and Performance Foodservice, to supply our Burger King restaurants with the majority of our foodstuffs. As of January 1, 2023, such distributors supplied 31%, 30% 29% and 10%, respectively, of our Burger King restaurants. Additionally, one bakery supplies the rolls used in approximately 50% of the Company's Burger King restaurants.
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
Our continued growth and financial performance is dependent, in part, on our ability to open new restaurants and remodel restaurants to comply with criteria established by BKC and PLK. During 2021, pandemic-related disruptions in the global supply chain have significantly increased the cost, and decreased the availability, of both labor and construction materials and we expect this to continue into 2023. The scarcity of construction materials and associated price increases could delay the opening of restaurants and increase the cost of construction for our new and existing restaurants, which could have a material adverse effect on our results of operations and financial condition.
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
Beginning in 2018, certain workers were able to take up to eight weeks (increasing in New York and other areas to twelve weeks in 2021) of employer-provided paid leave for childbirth, care for a seriously ill family member or needs related to a family member's military deployment. We have considered these labor costs in our price changes, and additional labor costs may require us to raise our prices in the future. In certain geographic areas which cannot absorb such increases, this could have a material adverse effect on our results of operations and financial condition. We provide unpaid leave for employees for covered family and medical reasons, including childbirth, to the extent required by the Family and Medical Leave Act of 1993, as amended, and applicable state laws. To the extent we need to hire additional employees or pay overtime to replace such employees on leave, this would be an added expense which could have a material adverse effect on our results of operations and financial condition.
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
At January 1, 2023, 14% of our restaurants were located in North Carolina, 11% were located in New York, 12% were located in Tennessee, and 25% were located in Indiana, Ohio and Michigan. Therefore, the economic conditions, state and local government regulations, weather or other conditions affecting North Carolina, New York, Tennessee, Indiana, Ohio and Michigan, and other unforeseen events, including terrorism and other regional issues, may have a material impact on the success of our restaurants in those locations.
Many of our restaurants are located in regions that may be susceptible to severe weather conditions such as harsh winter weather and hurricanes. As a result, adverse weather conditions in any of these areas could damage these restaurants, result in fewer guest visits to these restaurants and otherwise have a material adverse effect on our results of operations and financial condition.
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
On April 1, 2022, our long-time CEO, Daniel T. Accordino, who had over 45 years of Burger King and quick-service restaurant experience at our Company, retired, and we appointed a new CEO, Paulo A. Pena, who joined us with over 20 years of operations and finance experience in the hospitality, quick-service restaurant and beverage industries. Paulo A. Pena died unexpectedly in the hospital on December 31, 2022. Our Board of Directors appointed our Chief Financial Officer, Anthony E. Hull, to serve as Interim CEO until a qualified replacement is found. We have retained a recruiting firm and are currently conducting a search for a new CEO. Although we intend to hire a qualified candidate for CEO, no assurance can be given that we will be able to attract and retain a suitable CEO. An extended period of time without a permanent CEO could potentially have an adverse effect on our operations or financial condition. Furthermore, in the event we are unable to effect a seamless transition from our Interim CEO to a new CEO, or if a new CEO should unexpectedly prove to be unsuitable for our Company, the resulting disruption could have an adverse effect on our operations or financial condition or impede our ability to execute our strategic plan.
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
In the event that legislation having a negative impact on our business is adopted, it could have a material adverse effect on our results of operations and financial condition. For example, substantial increases in the minimum wage or state or federal unemployment taxes could adversely affect our financial condition and results of operations. Local zoning or building codes or regulations could cause substantial delays in our ability to build and open new restaurants. Any failure to obtain and maintain required licenses, permits and approvals could also adversely affect our results of operations and financial condition.
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
The leases for our restaurant locations (except for certain acquired restaurants which have an underlying lease term of less than 20 years) generally have initial terms of 20 years, and typically provide for renewal options in five year increments as well as for rent escalations. Generally, our leases are "net" leases, which require us to pay all of the costs of insurance, taxes, maintenance and utilities. Additional sites that we lease are likely to be subject to similar long-term, non-cancelable leases. We generally cannot cancel our leases. If an existing or future restaurant is not profitable, and we decide to close it, we may nonetheless be obligated to perform our monetary obligations under the applicable lease including, among other things, paying all amounts due for the balance of the lease term. In addition, as each of our leases expire, we may fail to negotiate renewals, either on commercially acceptable terms or any terms at all, which could cause us to close restaurants in desirable locations.
Security breaches of confidential credit card, consumer, employee and other material information as well as other threats to our technical systems may have a material adverse effect on our results of operations and financial condition.
Approximately half of our restaurant sales are by credit or debit cards. Other restaurants and retailers have experienced security breaches in which confidential or material information has been compromised. The Company devotes significant resources to data encryption, network security and other measures to protect its systems and data, but these security measures cannot provide absolute security. We may become subject to lawsuits, fines or other proceedings for purportedly fraudulent transactions arising out of the actual or alleged theft of our guests' credit or debit card or any other material information. Any such claim or proceeding, or any adverse publicity resulting from these allegations, may have a material adverse effect on our results of operations and financial condition.
The Company's results of operations, financial condition and reputation may be impacted by information technology system failures or network disruptions.
We rely on information systems across our operations for point-of-sale processing in our restaurants, collection of cash, procurement and payment to suppliers, payment of payroll, financial reporting and other processes and procedures. Our ability to efficiently manage our business depends significantly on the reliability and capacity of these systems. The Company may be subject to information technology system failures and network disruptions caused by natural disasters, accidents, pandemics, power disruptions, telecommunications failures, acts of terrorism or war, computer viruses, physical or electronic break-ins, ransomware or other events or disruptions. System redundancy may be ineffective or inadequate, and the Company's disaster recovery planning may not be sufficient for all eventualities which may have a material adverse effect on our results of operations and financial condition. While the Company maintains dedicated insurance coverage that, subject to policy terms and conditions and subject to a deductible, is designed to address certain aspects of cyber risks, such insurance coverage may be insufficient to cover all losses or all types of claims that may arise in the continually evolving area of cyber risk.
Carrols Corporation is currently a guarantor under 17 restaurant property leases from the time when Fiesta Restaurant Group, Inc. ("Fiesta") was its subsidiary and any default under such property leases by Fiesta may result in substantial liabilities to us.
Fiesta, a former wholly-owned subsidiary of the Company, was spun-off in 2012 to the Company's stockholders. Carrols Corporation currently is a guarantor under 17 Fiesta restaurant property leases, of which all except for one is still operating as of January 1, 2023. Eight of these guarantees are for leases with Pollo Operations, Inc, a wholly owned subsidiary of Fiesta, and nine of these guarantees are for leases with Texas Taco Cabana, L.P., an indirect subsidiary of Taco Cabana, Inc. (together with all direct and indirect subsidiaries, "Taco"). Taco was a wholly owned subsidiary of Fiesta until August 16, 2021 when Fiesta sold all of its outstanding capital stock of Taco Cabana, Inc. to YTC Enterprises, LLC, an affiliate of Yadav Enterprises, Inc. The Separation and Distribution Agreement entered into in connection with the spin-off among Carrols, Fiesta and us provides that the parties will cooperate and use their commercially reasonable efforts to obtain the release of such guarantees. Unless and until any such guarantees are released, Fiesta agrees to indemnify Carrols Corporation for any losses or liabilities or expenses that it may incur arising from or in connection with any such lease guarantees.
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
In the past, following periods of volatility in the market price of a company's securities, class action securities litigation has often been brought against that company. Due to the potential volatility of our stock price, we may be the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management's attention and resources from our business and could also require us to make substantial payments to satisfy judgments or to settle litigation.

The concentrated ownership of our capital stock by insiders may limit our stockholders' ability to influence corporate matters.
At January 1, 2023, our executive officers, directors, BKC and Blue Finance Holding 1, LLC (collectively, the "BKC Stockholders"), and Cambridge together beneficially owned approximately 42.6% of our common stock, giving effect to the conversion of the Series D Convertible Preferred Stock issued to the BKC Stockholders. As a result, our executive officers, directors, affiliates of the BKC Stockholders and Cambridge, if they act as a group, will be able to significantly influence matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions such as mergers and acquisitions. The BKC Stockholders and Cambridge each has two representatives on our Board of Directors, which has the authority to make decisions affecting our company and its capital structure, including the issuance of additional debt and the declaration of dividends. Each of the BKC Stockholders and Cambridge may have interests that differ from those of other stockholders and may vote in a way with which other stockholders disagree and which may be adverse to their interests. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of the Company that other stockholders may view as beneficial, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately depress the market price of our common stock.
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
•authorize the issuance of "blank check" preferred stock that our Board could issue to dilute the voting and economic rights of our common stock and to discourage a takeover attempt;
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
As of January 1, 2023 we had $493.0 million of total indebtedness outstanding consisting of $300.0 million of Notes, $167.6 million term loan B borrowings under our Senior Credit Facilities and $12.8 million of finance lease liabilities. As of January 1, 2023 we had $192.9 million of revolving borrowing availability under our Senior Credit Facilities (after reserving $9.6 million for letters of credit issued under the Senior Credit Facilities, which included amounts for anticipated claims from our renewals of workers' compensation and other insurance policies).
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
These covenants limit our operational flexibility and could prevent us from taking advantage of business opportunities as they arise, growing our business or competing effectively. In addition, our Senior Credit Facilities require us to meet a First Lien Leverage Ratio (as defined in the Senior Credit Facilities) if revolving credit borrowings exceed 35% of our aggregate borrowing capacity (as defined in the First Amendment to the Senior Credit Facilities). Our ability to meet this financial ratio and other tests can be affected by events beyond our control, and we cannot assure you that we will meet these tests. As of January 1, 2023 there were $12.5 million borrowings outstanding and $9.6 million of letters of credit issued under the Revolving Credit Facility. As this did not exceed 35% of the aggregate amount of the maximum borrowings under the Revolving Credit Facility, no First Lien Leverage Ratio calculation was required. However, if the Company had been subject to the First Lien Leverage Ratio, the Company's First Lien Leverage Ratio was 2.63 to 1.00 as of January 1, 2023 which was below the required First Lien Leverage Ratio of 5.75 to 1.00.
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

In addition, upon the occurrence of specific kinds of change of control events, the indenture governing the Notes will require us to make an offer to repurchase all Notes that are then outstanding at 101% of the principal amount thereof, plus accrued and unpaid interest (and additional interest, if any) to the date of repurchase. However, it is possible that we will not have sufficient funds, or the ability to raise sufficient funds, at the time of the change of control to make the required repurchase of the Notes. In addition, restrictions under our Senior Credit Facilities may not allow us to repurchase the Notes upon a change of control. If we cannot refinance such debt or otherwise obtain a waiver from the holders of such debt, we will be prohibited from repurchasing the Notes, which will constitute an event of default under the indenture governing the Notes. Certain important corporate events, such as leveraged recapitalizations that would increase the level of our indebtedness, will not constitute a "Change of Control" under the indenture governing the Notes.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
As of January 1, 2023, we owned nine and leased 1,078 restaurant properties, including 29 co-branded locations. In addition, we owned four and leased ten non-operating properties as of January 1, 2023.
We typically enter into leases (including renewal options) ranging from 20 to 40 years. The average remaining term for all leases, including options, was approximately 25.3 years at January 1, 2023. Generally, we have been able to renew leases upon or prior to their expiration at prevailing market rates, although there can be no assurance that this will continue to occur.
We believe that we generally will be able to renew at commercially reasonable rates a lease whose term expires prior to the expiration of the Burger King franchise agreement associated with the location, although there can be no assurance that this will occur.
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
In addition to the restaurant locations set forth under Item 1. "Business-Restaurant Locations", we own a building with approximately 25,300 square feet at 968 James Street, Syracuse, New York, which houses our executive offices, most of our administrative operations for our Burger King restaurants and one of our regional support offices. We also lease nine small regional offices that support the management of our Burger King restaurants, two offices in Tennessee, and two smaller administrative offices in Syracuse, NY that support administrative operations.
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
ITEM 4. MINE SAFETY DISCLOSURES
None.
PART II

ITEM  5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on The NASDAQ Global Market under the symbol "TAST". On March 1, 2023, there were 56,314,947 shares of our common stock outstanding held by 487 holders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our common stock whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.
Effective August 12, 2021, the Board declared a special cash dividend amounting to $0.41 per share on all issued and outstanding shares of common stock, including common stock issuable on the conversion of our Series B Convertible Preferred Stock. The special cash dividend of $24.9 million was paid on October 5, 2021 to stockholders of record as of the close of business on August 25, 2021. We did not pay any cash dividends during fiscal year 2022.
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
Stock Performance Graph
The following graph compares from December 31, 2017 the cumulative total stockholder return on our common stock relative to the cumulative total returns of The NASDAQ Composite Index and a peer group, the S&P SmallCap 600 Restaurants Index. We have elected to use the S&P SmallCap 600 Restaurant Index in compiling our stock performance graph because we believe the S&P SmallCap 600 Restaurant Index represents a comparison to competitors with similar market capitalization as us. The graph assumes an investment of $100 in our common stock and each index on December 31, 2017.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Carrols Restaurant Group, Inc., the NASDAQ Composite Index, and S&P SmallCap 600 Restaurants

$250
$200
$150
$100
$50
$0
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
S&P SmallCap 600 Restaurants
NASDAQ Composite
Carrols Restaurant Group, Inc.

* $100 invested on 12/31/2017 in stock or index, including reinvestment of dividends.

	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
Carrols Restaurant Group, Inc.	$100.00	$80.99	$58.02	$51.69	$29.57	$13.59
NASDAQ Composite	$100.00	$97.16	$132.81	$192.47	$235.15	$158.65
S&P SmallCap 600 Restaurants	$100.00	$110.09	$123.74	$156.99	$150.35	$119.82
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
The table below reflects the shares of common stock we repurchased during the fourth quarter of 2022.

		Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October	Purchased October 3, 2022 to November 6, 2022	—	—	—	$10,983,543
November	Purchased November 7, 2022 to December 4, 2022	—	—	—	$10,983,543
December	Purchased December 5, 2022 to January 1, 2023	2,350	$1.36	—	$10,983,543
	Total	2,350	$1.36	—
(1) Represents shares withheld through net share settlements in order to meet individual tax withholding liability related to the vesting of restricted stock awards

ITEM  6. [RESERVED]
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our fiscal years consist of 52 or 53 weeks ending on the Sunday closest to December 31. The fiscal years ended January 1, 2023 and January 2, 2022 both contained 52 weeks.
Introduction
We are a holding company and conduct all of our operations through our direct and indirect wholly-owned subsidiaries Carrols Corporation and New CFH, LLC and their wholly-owned subsidiaries, and have no assets other than the shares of capital stock of Carrols Holdco, Inc. and New CFH, LLC, our direct wholly-owned subsidiaries. The following "Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") is written to help the reader understand our company. The MD&A is provided as a supplement to, and should be read in conjunction with, our Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K. The overview provides our perspective on the individual sections of MD&A, which include the following:
Company Overview—a general description of our business and our key financial measures.
Recent and Future Events Affecting Our Results of Operations—a description of recent events that affect, and future events that may affect, our results of operations.
Results of Operations—an analysis of our consolidated results of operations for the years ended January 1, 2023, and January 2, 2022, including a review of the material items and known trends and uncertainties. See Item 7 of our 2021 Annual Report on Form 10-K for an analysis of our consolidated results of operations for the years ended January 2, 2022 and January 3, 2021.
Liquidity and Capital Resources—an analysis of our cash flows, including capital expenditures, changes in capital resources and known trends that may impact liquidity.
Application of Critical Accounting Estimates—an overview of accounting policies requiring critical judgments and estimates.
New accounting pronouncements—a discussion of new accounting pronouncements, dates of implementation, and the impact on our consolidated financial position or results of operations, if any.

Company Overview
Carrols Restaurant Group, Inc. and its consolidated subsidiaries (collectively, "Carrols Restaurant Group", the "Company", "we", "our" or "us") is one of the largest restaurant companies in the United States and has been operating restaurants for more than 60 years. We are the largest Burger King franchisee in the United States, based on number of restaurants, and have operated Burger King restaurants since 1976. As of January 1, 2023 we operated, as a franchisee, a total of 1,087 restaurants in 23 states under the trade names of Burger King and Popeyes. This included 1,022 Burger King restaurants in 23 Northeastern, Midwestern, Southcentral and Southeastern states and 65 Popeyes restaurants in seven Southeastern states.
Any reference to "BKC" refers to Burger King Company LLC (previously Burger King Corporation) and its indirect parent company, Restaurant Brands International Inc. ("RBI"). Any reference to "PLK" refers to Popeyes Louisiana Kitchen, Inc. and its indirect parent company, RBI.
The following is an overview of the key financial measures discussed in our results of operations:
•Restaurant sales consists of food and beverage sales at our restaurants, net of sales discounts and refunds and excluding sales tax. Restaurant sales are influenced by changes in comparable restaurant sales, our franchisors' marketing and promotional activities, new restaurant development, restaurant acquisitions, franchisor promotions and closures of restaurants. Comparable restaurant sales reflect the change in year-over-year sales for a comparable restaurant base. Restaurants we acquire are included in comparable restaurant sales after they have been owned for 12 months and newly developed restaurants are included in comparable restaurant sales after they have been open for 15 months and are influenced by menu price increases, guest traffic and brand promotional activity. Restaurants are excluded from comparable restaurant sales during extended periods of closure, which primarily occur due to restaurant remodeling activity. For comparative purposes, where applicable, the calculation of the changes in comparable restaurant sales is based either on a 53-week or 52-week year and compares against the respective 52-week prior period.
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
•Restaurant wages and related expenses include all restaurant management and hourly productive labor costs and related benefits, employer payroll taxes and restaurant-level bonuses. Payroll and related benefits are subject to inflation, including minimum wage increases as well as competitive wage increases required to adequately staff our restaurants and increased costs for health insurance, workers' compensation insurance and federal and state unemployment insurance.
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
•EBITDA, Adjusted EBITDA, Adjusted Restaurant-Level EBITDA and Adjusted Net Loss are non-GAAP financial measures. EBITDA represents net loss before income taxes, interest expense and depreciation and amortization. Adjusted EBITDA represents EBITDA adjusted to exclude impairment and other lease charges, acquisition costs, stock-based compensation expense, restaurant pre-opening costs, executive transition, non-recurring litigation and other professional expenses, loss on extinguishment of debt and other income, net. Adjusted Restaurant-Level EBITDA represents loss from operations as adjusted to exclude general and administrative expenses, depreciation and amortization, impairment and other lease charges, restaurant pre-opening costs and other income, net. Adjusted Net Loss represents net loss as adjusted, net of tax, to exclude impairment and other lease charges, acquisition costs, restaurant pre-opening costs, executive transition, non-recurring litigation and other professional expenses, other income, net, loss on extinguishment of debt and the valuation charge on our deferred tax assets.
•We are presenting Adjusted EBITDA, Adjusted Restaurant-Level EBITDA and Adjusted Net Loss because we believe that they provide a more meaningful comparison than EBITDA and net loss of our core business operating results, as well as with those of other similar companies. We present Adjusted Restaurant-Level EBITDA as a measure of restaurant-level profitability excluding the impact of restaurant pre-opening costs, other income, net, and the impact of general and administrative expenses such as salaries and expenses associated with corporate and administrative functions that support the development and operations of our restaurants, legal, auditing and other professional fees. Although these costs are not directly related to restaurant-level operations, these costs are necessary for the profitability of our restaurants.
Management believes that Adjusted EBITDA, Adjusted Restaurant-Level EBITDA, and Adjusted Net Loss, when viewed with our results of operations in accordance with U.S. GAAP and the accompanying reconciliations on page 45, provide useful information about operating performance and period-over-period growth, and provide additional information that is useful for evaluating the operating performance of our core business without regard to potential distortions. Additionally, management believes that Adjusted EBITDA and Adjusted Restaurant-Level EBITDA permit investors to gain an understanding of the factors and trends affecting our ongoing cash earnings, from which capital investments are made and debt is serviced.
However, EBITDA, Adjusted EBITDA, Adjusted Restaurant-Level EBITDA and Adjusted Net Loss are not measures of financial performance or liquidity under U.S. GAAP and, accordingly, should not be considered as alternatives to net loss, loss from operations or cash flow from operating activities as indicators of operating performance or liquidity. Also, these measures may not be comparable to similarly titled captions of other companies. For the reconciliation between Net Loss to EBITDA, Adjusted EBITDA and Adjusted Net Loss and the reconciliation of loss from operations to Adjusted Restaurant-Level EBITDA, see page 45.
EBITDA, Adjusted EBITDA, Adjusted Restaurant-Level EBITDA and Adjusted Net Loss have important limitations as analytical tools. These limitations include the following:
◦EBITDA, Adjusted EBITDA and Adjusted Restaurant-Level EBITDA do not reflect our capital expenditures, future requirements for capital expenditures or contractual commitments to purchase capital equipment.
◦EBITDA, Adjusted EBITDA and Adjusted Restaurant-Level EBITDA do not reflect the interest expense or the cash requirements necessary to service principal or interest payments on our debt.
◦Although depreciation and amortization are non-cash charges, the assets that we currently depreciate and amortize will likely have to be replaced in the future, and EBITDA, Adjusted EBITDA and Adjusted Restaurant-Level EBITDA do not reflect the cash required to fund such replacements.
◦EBITDA, Adjusted EBITDA, Adjusted Restaurant-Level EBITDA and Adjusted Net Loss do not reflect the effect of earnings or charges resulting from matters that our management does not consider to be indicative of our ongoing operations. However, some of these charges (such as impairment and other lease charges, acquisition costs, valuation allowance for deferred taxes and litigation costs) have recurred and may reoccur.
•Depreciation and amortization primarily includes the depreciation of fixed assets, including equipment, owned buildings and leasehold improvements utilized in our restaurants, the amortization of franchise rights from our restaurant acquisitions and the amortization of franchise fees paid to BKC and PLK.
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
◦For restaurant closures prior to their lease or franchise end dates, lease charges are recorded for our obligations under the related leases and franchise agreements for closed locations that are not otherwise recoverable.
•Interest expense consists of interest expense associated with our Term B and Term B-1 Loans under our Senior Credit Facilities, our 5.875% Senior Notes Due 2029 (the "Notes"), our revolving credit borrowings under our Senior Credit Facilities, finance lease liabilities, amortization of deferred financing costs, amortization of original issue discount, and payments and receipts made in connection with our interest rate swap arrangement.
Recent and Future Events Affecting our Results of Operations
Capital Expenditures
During 2022, we completed the development for and opened six new Burger King restaurants and remodeled nine Burger King restaurants. In 2021, we opened four new Burger King restaurants and remodeled seven Burger King restaurants and one Popeyes restaurant. We expect that our capital expenditures in 2023 will remain at levels similar to our capital expenditures in 2022 and 2021. We continue to review on an ongoing basis our future development and remodel plans in relation to our available capital resources, supply chain availability and our return on investment.
BKC's "Reclaim the Flame" Plan
In September 2022, BKC announced its "Reclaim the Flame" plan, which was developed in collaboration with its franchisees to accelerate sales growth and drive restaurant-level profitability. The plan includes Burger King investing $400 million through 2024, comprised of $150 million in advertising and digital investments to "Fuel the Flame" and $250 million for a "Royal Reset" involving investments in restaurant technology, kitchen equipment, building enhancements and high-quality remodels and relocations.
In the third quarter of 2022, we entered into an agreement with BKC in connection with their "Reclaim the Flame" investment plan. Pursuant to this initiative, BKC has agreed to fund $120 million in additional advertising expenditures over the period October 1, 2022 through December 31, 2024. Following the investment period in 2023 and 2024, participating franchisees, including us, have agreed to increase our advertising fund contributions by 50 basis points through 2026 if a profitability threshold for the Burger King system is met for the full fiscal year 2024, and further through 2028 if a secondary profitability threshold is met for the full fiscal year 2026.
Under BKC's "Royal Reset" program, BKC will make certain contributions towards franchisee remodel costs, which increase in value if BKC owns the property and/or if the franchisee agrees to pay a 1% higher royalty rate over the 20-year franchise term renewal. At this time, we do not expect participation in the "Royal Reset" program to materially impact our levels of capital expenditures. It may, however, allow us to complete more projects with the same level of capital expenditure.

Area Development and Remodeling Agreement
The Company, Carrols Corporation, Carrols LLC, and BKC entered into an Amended Area Development Agreement on January 4, 2021 (the "Amended ADA"). Under the Amended ADA, Carrols LLC has agreed to open, build and operate a total of 50 new Burger King restaurants, 80% of which must be in Kentucky, Tennessee and Indiana. This includes four Burger King restaurants by September 30, 2021 (which were completed in 2021), 10 additional Burger King restaurants by September 30, 2022, 12 additional Burger King restaurants by September 30, 2023, 12 additional Burger King restaurants by September 30, 2024 and 12 additional Burger King restaurants by September 30, 2025. There is a 90-day cure period to meet the required restaurant development each development year. We are in ongoing discussions with BKC regarding our development plans, and do not believe that the penalties, if any, associated with not meeting these commitments will be material.
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
We assumed a development agreement for Popeyes in connection with an acquisition of restaurants in 2019, which included an assignment by PLK of its right of first refusal under its franchise agreements with its franchisees for acquisitions in two southern states, as well as a development commitment to open, build and operate approximately 80 new Popeyes restaurants over six years. This development agreement with PLK was terminated on March 17, 2021, with certain covenants applicable to us surviving the termination. PLK reserved the right to charge us a $0.6 million fee if the parties to the termination agreement are not able to come to a mutually agreeable solution with respect to such fee within a six-month period. We have not recorded a liability for such amounts as the risk of loss is only considered reasonably possible at this time.
Restaurant Acquisitions
In 2021, we acquired 19 restaurants in two separate transactions, which we refer to as the "2021 acquired restaurants" from other franchisees in the following transactions ($ in thousands):

Closing Date	Number of Restaurants	Purchase Price	Fee-Owned (1)(2)	Market Location
June 17, 2021	14	$27,603	12	Fort Wayne, Indiana
June 23, 2021	5	3,216	1	Battle Creek, Michigan
	19	$30,819	13
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
Issuance of Notes and Amendments to our Senior Credit Facilities
Senior Credit Facilities. On April 30, 2019, we entered into senior secured credit facilities in an aggregate principal amount of $550.0 million, consisting of (i) a term loan B facility in an aggregate principal amount of $425.0 million (the "Term Loan B Facility") maturing on April 30, 2026 and (ii) a revolving credit facility (including a sub-facility of $35.0 million for standby letters of credit) in an aggregate principal amount of $125.0 million maturing on April 30, 2024 (the "Revolving Credit Facility" and, together with the Term Loan B Facility, the "Senior Credit Facilities"). On December 15, 2022 we executed an amendment to our Senior Credit Facilities to transition from LIBOR to SOFR as the benchmark rate for purposes of calculating interest. No other changes were made to the Senior Credit Facilities. As of January 1, 2023 the Senior Credit Facilities, as amended, provide for an aggregate maximum commitment available for borrowings under the Revolving Credit Facility of $215.0 million and the Revolving Credit Facility matures on January 29, 2026.
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
In addition, the Senior Credit Facilities require us to meet a First Lien Leverage Ratio (as defined in the Senior Credit Facilities) under certain circumstances. We are only required to maintain a First Lien Leverage Ratio (as defined in the Senior Credit Facilities) of not greater than 5.75 to 1.00 (as measured on a most recent four quarter basis) if, and only if, on the last day of any fiscal quarter, the sum of the aggregate principal amount of outstanding revolving credit borrowings under the Revolving Credit Facility and the aggregate face amount of letters of credit issued under the Revolving Credit Facility (excluding undrawn letters of credit in an aggregate face amount up to $12.0 million) exceed 35% of the aggregate borrowing capacity under the Revolving Credit Facility.
Senior Notes due 2029. On June 28, 2021, we issued $300.0 million principal amount of 5.875% Senior Notes due 2029 (the "Notes") in a private placement. The proceeds of the offering, together with $46.0 million of revolving credit borrowings under our Senior Credit Facilities, were used (i) to repay $74.4 million of outstanding term B-1 loans and $243.6 million of outstanding term B loans under our Senior Credit Facilities (which included scheduled principal payments), (ii) to pay fees and expenses related to the offering of the Notes and the Seventh Amendment and (iii) for working capital and general corporate purposes.

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
As of January 1, 2023, there were $12.5 million revolving credit borrowings outstanding and $9.6 million of letters of credit issued under the Revolving Credit Facility. After reserving for issued letters of credit and outstanding revolving credit borrowings, $192.9 million was available for revolving credit borrowings under the Revolving Credit Facility at January 1, 2023.
Interest Rate Swap Agreement
We entered into a five year interest rate swap agreement commencing March 3, 2020 and ending February 28, 2025 with a notional amount of $220.0 million to swap variable rate interest payments under our Senior Credit Facilities for fixed interest payments bearing an interest rate of 0.915% plus the applicable margin in our Senior Credit Facilities. On November 12, 2021, we partially terminated this interest rate swap to reduce the notional amount hedged from $220.0 million to $120.0 million, and obtain the flexibility to repay borrowings under the Senior Credit Facilities which previously needed to be maintained at the hedged $220.0 million notional amount. The fixed rate and other terms of the swap arrangement remained unchanged as a result of the partial termination, which settled with net proceeds to us of $0.2 million. On December 15, 2022, we executed an amendment to the interest rate swap agreement to transition from LIBOR to SOFR as the benchmark rate for purposes of calculating interest, which also changed the fixed rate of interest from 0.915% plus the applicable margin to 0.847% plus the applicable margin. No other changes were made to the terms of the interest rate swap.
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
We did not repurchase any shares in the year ended January 1, 2023. During the year ended January 3, 2021, we repurchased 1,534,304 shares in open market transactions of our common stock at an average share price of $6.52 for a total cost of $10.0 million under the Repurchase Program. As of January 1, 2023, $11.0 million was available to repurchase shares under the Repurchase Program. We have no obligation to repurchase additional shares of stock under the Repurchase Program, and the timing, actual number and value of shares purchased will depend on our stock price, trading volume, general market and economic conditions and other factors.
Restaurant Closures
We evaluate the performance of our restaurants on an ongoing basis including an assessment of the current and future operating results of each restaurant in relation to its cash flow and future occupancy costs and, with regard to franchise agreement renewals, the cost of required capital improvements. We may elect to close restaurants based on these evaluations.
In 2022, we permanently closed ten Burger King restaurants. We currently anticipate between ten and fifteen restaurant closures in 2023, outside of any restaurants being relocated within their trade area.
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
Effect of Minimum Wage Increases
A certain number of the states and municipalities in which we operate have increased their minimum wage rates for 2021 and in many cases have also approved additional increases for future periods. Most notably, New York State has increased the minimum wage applicable to our business to $15.00 an hour on July 1, 2021, from $14.50 an hour as of January 1, 2021, $13.75 an hour in 2020 and $12.75 per hour in 2019. New York State has a Youth Jobs Program which we have received tax credits from annually since 2016 that currently extends through 2027. We received $1.0 million from New York State related to these credits for 2021 and expect to receive approximately $0.7 million for 2022. We had 124 restaurants in New York State as of January 1, 2023. We also had one restaurant in Massachusetts that has annual minimum wage increases reaching $15.00 per hour in 2023, 10 restaurants in New Jersey that have annual minimum wage increases reaching $15.00 per hour in 2024, and 45 total restaurants in Illinois and Maryland that also have annual minimum wage increases reaching $15.00 per hour in 2025, all as of January 1, 2023.
In the current labor market we have seen competitive pressure on wage rates that have well outpaced statutory minimums as the re-opening of the economy has increased demand for labor at all levels in the workforce.
We typically attempt to offset the effects of wage inflation, at least in part, through periodic menu price increases. However, no assurance can be given that we will be able to offset these wage increases in the future.
Inflation Reduction Act
The Inflation Reduction Act of 2022 implements, among other things, a 15% minimum tax on book income of certain large corporations, a 1% excise tax on net stock repurchases and several tax incentives to promote clean energy. The alternative minimum tax and excise tax are effective in taxable years beginning after December 31, 2022. The alternative minimum tax would not be applicable in our next fiscal year since it is based on a three-year average annual adjusted financial statement income in excess of $1 billion. We will evaluate any impact related to the excise tax on net stock repurchases based on our relative activity.

Results of Operations
Fiscal 2022 compared to Fiscal 2021
The following table highlights the key components of sales and the number of restaurants in operation for the years ended January 1, 2023 and January 2, 2022:

	Year ended
	January 1, 2023	January 2, 2022
Restaurant Sales	$1,730,440	$1,652,370
Burger King	1,642,725	1,568,431
Popeyes	87,715	83,939

Change in Comparable Restaurant Sales (a)	4.0%	8.5%
Change in Comparable Burger King Restaurant Sales (a)	3.9%	9.1%
Change in Comparable Popeyes Restaurant Sales (a)	4.9%	(1.9)%

Burger King Restaurants operating at beginning of year:	1,026	1,009
New restaurants opened, including relocations (b)	6	4
Restaurants acquired	—	19
Restaurants closed, including relocations (b)	(10)	(6)
Burger King Restaurants operating at end of year	1,022	1,026
Average number of operating Burger King restaurants	1,023.4	1,016.0

Popeyes Restaurants operating at beginning and end of year:	65	65
Average numbers of operating Popeyes restaurants	64.8	64.6
(a) Restaurants we acquire are included in comparable restaurant sales after they have been operated by us for 12 months. Sales from restaurants that we develop are included in comparable restaurant sales after they have been open for 15 months. The calculation of changes in comparable restaurant sales is based on a comparison to the comparable 52-weeks prior.
(b) There were no restaurant relocations during 2022. For the year ended January 2, 2022, one restaurant closure was relocated within its existing market.
Restaurant Sales. Total restaurant sales in 2022 increased 4.7% to $1,730.4 million from $1,652.4 million in 2021. Comparable restaurant sales increased 4.0% in 2022, which reflected an increase in average check of 10.8% which was partially offset by a decrease in customer traffic of 6.1%. The change in average check included a 9.4% effective price increase compared to 2021 for our Burger King restaurants. Promotional sales discounts in 2022 were 15.8% of restaurant sales compared to 19.8% in 2021. Restaurant sales were also impacted by the six new Burger King restaurants built since the end of 2021 and the ten Burger King restaurants closed since the end of 2021.

Operating Costs and Expenses (percentages stated as a percentage of total restaurant sales unless otherwise noted). The following table sets forth selected operating results for the years ended January 1, 2023 and January 2, 2022:

	Year Ended
	January 1, 2023	January 2, 2022
Costs and expenses (all restaurants):
Food, beverage and packaging costs	30.9%	30.2%
Restaurant wages and related expenses	33.8%	33.3%
Restaurant rent expense	7.3%	7.4%
Other restaurant operating expenses	15.9%	15.6%
Advertising expense	4.0%	4.0%
General and administrative expenses	5.1%	5.1%
Food, beverage and packaging costs increased as a percentage of restaurant sales to 30.9% in 2022 from 30.2% in 2021. Compared to last year, with its impact as a percentage of total restaurant sales, 2022 reflected increased commodity pricing at our Burger King restaurants (3.9%) and increased commodities pricing at our Popeyes restaurants (0.2%), which were partially offset by the favorable impact of menu price increases taken at our Burger King restaurants since the end of 2021 (2.7%) and lower promotional discounting in 2022 at our Burger King restaurants (1.1%).
Restaurant wages and related expenses increased to 33.8% in 2022 from 33.3% in 2021. Since late in the second quarter of 2021, we have been impacted by competitive pressure on wage rates that has significantly outpaced statutory minimums as the re-opening of the economy has increased demand for labor at all levels of the workforce. The impact of base hourly labor rate increases in 2022, inclusive of minimum wage increases, was 9.3% when compared to the prior year period. This rate of increase has moderated over the course of our 2022 fiscal year, as we began lapping the inflationary period that began late in the second quarter of 2021.
Restaurant rent expense decreased to 7.3% in 2022 from 7.4% in 2021 due to the impact of higher sales volumes on generally fixed rental costs.
Other restaurant operating expenses increased to 15.9% in 2022 from 15.6% in 2021. In 2022, we saw higher spending on insurance (0.2%), utilities (0.1%), security (0.1%) and repair and maintenance (0.1%), which were offset in part by lower spending in other areas.
Advertising expense was 4.0% in both 2022 and 2021.
Adjusted Restaurant-Level EBITDA. As a result of the factors above, Adjusted Restaurant-Level EBITDA decreased $15.1 million, or 9.6%, to $141.9 million in 2022 compared to $157.0 million in 2021, and, as a percentage of total revenue was 8.2% in 2022 and 9.5% in 2021. For a reconciliation between Adjusted Restaurant-Level EBITDA and loss from operations see page 45.
General and Administrative Expenses. General and administrative expenses increased to $88.1 million in 2022 from $83.7 million in 2021, and, as a percentage of total revenue, remained flat at 5.1%. The increase in total general and administrative expenses in 2022 was due to higher salaries and training labor ($2.3 million, including $0.5 million higher executive severance in 2022 than in 2021), higher conference and travel expenses ($1.6 million), higher professional fees ($1.4 million, including certain executive transition and placement costs) and higher performance bonus accruals ($0.4 million) which were partially offset by lower stock compensation expense ($1.3 million).
Adjusted EBITDA. As a result of the factors above, Adjusted EBITDA decreased $19.1 million to $62.5 million in 2022 from $81.6 million in 2021. For a reconciliation between net loss and EBITDA and Adjusted EBITDA see page 45.

Depreciation and Amortization. Depreciation and amortization expense decreased to $78.1 million in 2022 from $80.8 million in 2021.
Impairment and Other Lease Charges. Impairment and other lease charges were $21.9 million in 2022 consisting of $16.7 million in goodwill impairment charges, $0.2 million in franchise rights impairment charges, initial impairment charges for 15 underperforming restaurants of $2.1 million, capital expenditures at previously impaired restaurants of $0.7 million, and other lease charges of $2.1 million primarily related to eight restaurants closed during 2022 of $1.7 million.
We recorded impairment and other lease charges of $4.5 million in 2021 consisting of $1.5 million related to initial impairment charges for nine underperforming restaurants, $0.5 million of capital expenditures at previously impaired restaurants, other lease charges of $0.6 million and $1.9 million related to impairment of certain owned non-operating properties.
Other Income, net. Other income, net, was $0.9 million in 2022 and included loss on sale leaseback transactions of $0.4 million, a loss on disposal of assets of $1.2 million and a gain from a settlement with a vendor of $2.5 million. Other income, net, was $1.2 million in 2021 and included $1.1 million gain from the sale of a litigation claim during the period, a gain from insurance recoveries of $1.3 million related to property damage at two of the Company's restaurants and a loss on disposal of assets of $1.2 million.
Interest Expense. Interest expense increased to $30.8 million in 2022 from $28.8 million in 2021. The weighted average interest rate on borrowings under our long-term debt increased to 5.3% in 2022 from 4.8% in 2021, due to the impact of the 5.875% interest rate on our new Notes issued in June of 2021 as well as higher variable rates on the unhedged portion of our Senior Credit Facilities. Variable rate increases on our Senior Credit Facilities have and will be offset by our interest rate swap which fixes the interest rate on $120.0 million of debt outstanding under our Senior Credit Facilities. Prior to November 12, 2021, the interest rate swap hedged a notional value of $220.0 million. As of January 1, 2023, after consideration of our interest rate swap, approximately 90% of our long-term debt (including current portion) was at a fixed rate.
Benefit for Income Taxes. The benefit for income taxes during 2022 of $0.8 million was derived using an estimated effective annual income tax rate for all of 2022 of 29.4%, which excludes any discrete tax adjustments. The difference compared to the statutory rate for 2022 is attributable to various permanent non-deductible expenses and non-refundable business credits which are not directly related to the amount of pre-tax loss recorded in the period as well as the impact of increases to our valuation allowance on our deferred income tax assets of $21.1 million. There was $0.5 million in discrete tax benefits during 2022.
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
Net Loss. As a result of the above, our net loss was $75.6 million in 2022, or $1.49 per diluted share, compared to net loss of $43.0 million in 2021, or $0.86 per diluted share.

Reconciliations of net loss to EBITDA, Adjusted EBITDA and Adjusted Net Loss and loss from operations to Adjusted Restaurant-Level EBITDA for the years ended January 1, 2023 and January 2, 2022 are as follows (in thousands):

	Year Ended
	January 1, 2023	January 2, 2022
Reconciliation of EBITDA and Adjusted EBITDA:
Net loss	$(75,572)	$(43,029)
Benefit for income taxes	(789)	(5,159)
Interest expense	30,841	28,791
Depreciation and amortization	78,068	80,798
EBITDA	32,548	61,401
Impairment and other lease charges	21,877	4,470
Acquisition costs (1)	—	398
Pre-opening costs (2)	292	75
Executive transition, litigation and other professional expenses (3)	3,777	1,678
Other income, net (4)(5)	(926)	(1,186)
Stock compensation expense	4,902	6,234
Loss on extinguishment of debt	—	8,538
Adjusted EBITDA	$62,470	$81,608

	Year Ended
	January 1, 2023	January 2, 2022
Reconciliation of Adjusted Restaurant-Level EBITDA:
Loss from operations	$(45,520)	$(10,859)
Add:
General and administrative expenses	88,072	83,660
Pre-opening costs (2)	292	75
Depreciation and amortization	78,068	80,798
Impairment and other lease charges	21,877	4,470
Other income, net (4)(5)	(926)	(1,186)
Adjusted Restaurant-Level EBITDA	$141,863	$156,958

	Year Ended
	January 1, 2023	January 2, 2022
Reconciliation of Adjusted net loss:
Net loss	$(75,572)	$(43,029)
Add:
Impairment and other lease charges	21,877	4,470
Acquisition costs (1)	—	398
Pre-opening costs (2)	292	75
Executive transition, litigation and other professional expenses (3)	3,777	1,678
Other income, net (4)(5)	(926)	(1,186)
Loss on extinguishment of debt	—	8,538
Income tax effect on above adjustments (6)	(6,256)	(3,494)
Valuation allowance for deferred taxes (7)	21,065	11,272
Adjusted Net Loss	$(35,743)	$(21,278)
Adjusted diluted net loss per share (8)	$(0.70)	$(0.43)
Adjusted diluted weighted average common shares outstanding	50,718	49,899
(1)Acquisition costs for twelve months ended January 2, 2022 mostly include integration, travel, legal and professional fees incurred in connection with restaurants acquired during the second quarter of 2021, which were included in general and administrative expenses.
(2)Pre-opening costs for the twelve months ended January 1, 2023 and January 2, 2022 include training, labor and occupancy costs incurred during the construction of new restaurants.
(3)Executive transition, litigation and other professional expenses for the twelve months ended January 1, 2023 and January 2, 2022 include executive recruiting and transition costs, costs pertaining to an ongoing lawsuit with one of the Company's former vendors and other non-recurring professional service expenses.
(4)Other income, net for the twelve months ended January 1, 2023 included a loss on sale leaseback transactions of $0.4 million, a loss on disposal of assets of $1.2 million and a gain from a settlement with a vendor of $2.5 million.
(5)Other income, net for the twelve months ended January 2, 2022 included $1.1 million gain from the sale of a litigation claim during the period, a gain from insurance recoveries of $1.3 million related to property damage at two of the Company's restaurants and a loss on disposal of assets of $1.2 million.
(6)The income tax effect related to the adjustments to Adjusted Net Loss during the periods presented was calculated using an incremental income tax rate of 25.0% for the twelve months ended January 1, 2023 and January 2, 2022, respectively.
(7)Reflects the removal of the income tax expense recorded in connection with an increase to our valuation allowance on deferred income tax assets during the years ended January 1, 2023 and January 2, 2022.
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
•rapid turnover results in a limited investment in inventories; and
•cash from sales is usually received before related liabilities for supplies and payroll become due.
Interest payments under our debt obligations, capital expenditures (including for restaurant remodeling), payments of royalties and advertising to BKC and PLK, and payments related to our lease obligations represent significant liquidity requirements for us, not including any discretionary expenditures for the acquisition or development of additional Burger King and Popeyes restaurants.
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
Operating activities. Net cash provided from operating activities for the years ended January 1, 2023 and January 2, 2022 was $20.8 million and $70.9 million, respectively. Net cash provided by operating activities in 2022 decreased by $50.1 million compared to 2021 due primarily to a decrease of Adjusted EBITDA of $19.1 million and a decrease in cash provided by working capital components of $27.6 million. Working capital changes in 2022 included the repayment of $10.8 million of employer payroll taxes deferred in 2020 under the CARES Act as well as semi-annual interest payments on our Notes which commenced in 2022.
Net cash provided from operating activities in 2021 decreased by $33.1 million compared to 2020 due primarily to a decrease in Adjusted EBITDA of $26.2 million and a change in working capital of $9.9 million, primarily related to favorable timing of required interest payments as well as 2020 including our deferral of the employer portion of social security taxes through the end of 2020 of $21.6 million (which did not recur in 2021).
Investing activities. Net cash used for investing activities for the years ended January 1, 2023 and January 2, 2022 was $37.2 million and $58.6 million, respectively. In 2021, we acquired 19 Burger King restaurants in two acquisitions for $30.8 million. This cost included the purchase of 13 fee-owned restaurants, of which 12 were sold in sale-leaseback transactions during 2021 for net proceeds of approximately $20.2 million and one that was closed and then sold in 2022 for proceeds of $0.2 million.
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

The following table sets forth our capital expenditures for the periods presented (dollar amounts in thousands):

	Year Ended
	January 1, 2023	January 2, 2022
New restaurant development	$8,881	$9,000
Restaurant remodeling	9,139	16,712
Other restaurant capital expenditures	16,639	17,045
Corporate and restaurant information systems	3,560	9,006
Total capital expenditures	$38,219	$51,763
Number of new restaurant openings including relocations	6	4
In 2022, investing activities also included proceeds from the sale of other assets of $0.9 million. In 2021, investing activities also included proceeds from property insurance recoveries of $1.5 million as well as sale leasebacks of $22.3 million which includes $20.2 million related to the 2021 acquisitions as described above.
Financing activities. Net cash provided by financing activities in 2022 was $5.7 million and included $12.5 million net revolving credit borrowings under our Senior Credit Facilities, principal payments of $4.3 million of outstanding term B loans under our Senior Credit Facilities, and principal payments on finance leases of $2.6 million.
Net cash provided by financing activities in 2021 was $48.1 million and included issuance of $300.0 million principal amount of the Notes, principal payments of $321.4 million of outstanding term B and B-1 loans under our Senior Credit Facilities, payment of a special dividend of $24.9 million, $5.4 million in financing costs paid in connection with the Notes issuance and amendments to our Senior Credit Facilities, and proceeds from lease financing obligations of $4.6 million. We also made principal payments on finance leases of $1.0 million.
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
The Senior Credit Facilities contain certain covenants, including, without limitation, those limiting our and our subsidiaries' ability to, among other things, incur indebtedness, incur liens, sell or acquire assets or businesses, change the character of its business in any material respect, engage in transactions with related parties, make certain investments, make certain restricted payments or pay dividends. In addition, the Senior Credit Facilities require us to meet a First Lien Leverage Ratio (as defined in the Senior Credit Facilities) of not greater than 5.75 to 1.00 (as measured on a most recent four quarter basis) if, and only if, on the last day of any fiscal quarter, the sum of the aggregate principal amount of outstanding revolving credit borrowings under the Revolving Credit Facility and the aggregate face amount of letters of credit issued under the Revolving Credit Facility (excluding undrawn letters of credit in an aggregate face amount up to $12.0 million) exceed 35% of the aggregate borrowing capacity under the Revolving Credit Facility.
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
As of January 1, 2023, there were $12.5 million revolving credit borrowings outstanding and $9.6 million of letters of credit issued under the Revolving Credit Facility. After reserving for issued letters of credit and outstanding revolving credit borrowings, $192.9 million was available for revolving credit borrowings at January 1, 2023 under the Revolving Credit Facility.
As the $12.5 million borrowings under the Revolving Credit Facility (and only $9.6 million of letters of credit) at January 1, 2023 did not exceed 35% of our aggregate borrowing capacity, no First Lien Leverage Ratio calculation was required. However, if the Company had been subject to the First Lien Leverage Ratio, the Company's First Lien Leverage Ratio was 2.63x to 1.00 as of January 1, 2023 which was below the required First Lien Leverage Ratio of 5.75x to 1.00. As a result, we do not expect to have to reduce our term loan borrowings mandatorily with Excess Cash Flow (as defined in the Senior Credit Facilities). We were in compliance with the financial covenants under our Senior Credit Facilities at January 1, 2023.
At January 1, 2023, borrowings under our Senior Credit Facilities bore interest as follows:
(i) Revolving Credit Facility: at a rate per annum equal to (a) the Alternate Base Rate (as defined in the Senior Credit Facilities) plus 2.25% or (b) Adjusted Term SOFR (as defined in the Senior Credit Facilities) plus 3.25%.
(ii) Term loan B borrowings: at a rate per annum equal to (a) the Alternate Base Rate (as defined in the Senior Credit Facilities) plus 2.25% or (b) Adjusted Term SOFR (as defined in the Senior Credit Facilities) plus 3.25%.
The weighted average interest rate for borrowings on long-term debt balances was 5.3% and 4.8% the years ended January 1, 2023 and January 2, 2022, respectively.
The Term loan B borrowings are due and payable in quarterly installments, which began on September 30, 2019. Amounts outstanding at January 1, 2023 are due and payable as follows:
(i) thirteen quarterly installments of $1.1 million;
(ii) one final payment of $153.8 million on April 30, 2026.
Interest Rate Swap. In March 2020, we entered into an interest rate swap agreement with certain of our lenders under the Senior Credit Facilities to mitigate the risk of increases in the variable interest rate related to term loan borrowings under the Term Loan B Facility. The interest rate swap fixed the interest rate on $220.0 million of outstanding borrowings under the Senior Credit Facilities at 0.915% plus the applicable margin in its Senior Credit Facilities. The agreement matures on February 28, 2025. On November 12, 2021, we partially terminated this interest rate swap to reduce the notional amount hedged from $220.0 million to $120.0 million and obtain flexibility to repay borrowings under the Senior Credit Facilities which previously needed to be maintained at the hedged $220.0 million notional amount. The fixed rate and other terms of the swap arrangement remained unchanged as a result of the partial termination, which settled with net proceeds to us of $0.2 million.
On December 15, 2022, the Company executed an amendment to its interest rate swap agreement to transition from LIBOR to SOFR as the benchmark rate for purposes of calculating interest, which also changed the fixed rate of interest from 0.915% plus the applicable margin to 0.847% plus the applicable margin. No other changes were made to the terms of the interest rate swap.
The differences between the variable and fixed rates are settled monthly. We received net payments of $1.0 million during the twelve months ended January 1, 2023 and made payments of $1.7 million to settle the interest rate swap during the twelve months ended January 2, 2022. The fair value of our interest rate swap agreement was an asset of $8.6 million as of January 1, 2023 which is included in other assets in the accompanying consolidated balance sheets. Changes in the valuation of our interest rate swap were included as a component of other comprehensive income, and will be reclassified to earnings as the gain or losses are realized. We expect to reclassify net gains totaling $4.7 million into earnings in the next twelve months.

Contractual Obligations
The following table summarizes our contractual obligations and commitments as of January 1, 2023 (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Long-term debt obligations, including interest (1)	$628,658	$31,888	$66,351	$203,981	$326,438
Finance lease obligations, including interest (2)	14,634	3,840	6,785	4,005	4
Operating lease obligations (3)	1,272,993	102,764	201,838	194,262	774,129
Total contractual obligations	$1,916,285	$138,492	$274,974	$402,248	$1,100,571

(1)Our long-term debt at January 1, 2023 included $167.6 million of term B loans under our Senior Credit Facilities and $300.0 million of Notes. Total interest payments on our Notes of $114.6 million for all years presented are included at the coupon rate of 5.875% per annum. Interest on our term B loans under our Senior Credit Facilities of $30.8 million for all years presented are included at a rate of 7.67% per annum for the variable portion and -3.47% for the $120 million subject to our interest rate swap. Interest on our Revolving Credit Facility of $3.2 million for all years presented are included at a rate of 7.67% per annum.
(2)Includes total interest of $1.8 million for all years presented.
(3)Includes total interest of $449.1 million for all years presented.
We have not included obligations under our postretirement medical benefit plans in the contractual obligations table as our postretirement plan is not required to be funded in advance, but is funded as retiree medical claims are paid. Also excluded from the contractual obligations table are payments we may make for workers' compensation, general liability and employee healthcare claims for which we pay all claims, subject to annual stop-loss limitations both for individual claims and claims in the aggregate. The majority of our recorded liabilities related to self-insured employee health and insurance plans represent estimated reserves for incurred claims that have yet to be filed or settled. The total of these liabilities was $12.3 million at January 1, 2023.
Future new restaurant development and restaurant remodeling obligations to BKC and PLK have also been excluded from the table above as well as contractual obligations related to royalties and advertising payable to BKC and PLK.
Long-Term Debt Obligations. Refer to Note 9 of our consolidated financial statements for details of our long-term debt.
Lease Guarantees. Fiesta Restaurant Group, Inc. ("Fiesta"), our former wholly-owned subsidiary, was spun-off in 2012 to our stockholders. As of January 1, 2023, we are a guarantor under 17 Fiesta restaurant property leases from the time when Fiesta was its subsidiary, which have lease terms expiring on various dates through 2030. As of January 1, 2023, the guarantees include eight Fiesta restaurant property leases and nine Taco Cabana leases of which all but one Fiesta-owned restaurant is still operating. Eight of these guarantees are for leases with Pollo Operations, Inc., a wholly owned subsidiary of Fiesta, and nine of these guarantees are for leases with Texas Taco Cabana, L.P., an indirect subsidiary of Taco Cabana, Inc. (together with all direct and indirect subsidiaries, "Taco"). Taco was a wholly owned subsidiary of Fiesta until August 16, 2021 when Fiesta sold all of its outstanding capital stock of Taco Cabana, Inc. to YTC Enterprises, LLC, an affiliate of Yadav Enterprises, Inc. We are fully liable for all obligations under the terms of the leases in the event that a tenant fails to pay any sums due under the lease, subject to indemnification provisions of the separation and distribution agreement entered into in connection with the spin-off.
The maximum potential amount of future undiscounted rental payments we could be required to make under these leases at January 1, 2023 was $7.0 million. The obligations under these leases will generally continue to decrease over time as these operating leases expire, other than execution of option renewals that exist under the original lease. No payments have been made to date and none are expected to be required to be made in the future. We have not recorded a liability for those guarantees in accordance with ASC 460 - Guarantees as Fiesta has indemnified us for all such obligations and we did not believe it was probable we would be required to perform under any of the guarantees or direct obligations.

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
In the current labor market, we have seen competitive pressure on wage rates that have significantly outpaced statutory minimums as the re-opening of the economy has increased demand for labor at all levels in the workforce. In 2021 and 2022, we have experienced inflationary cost pressures in labor and commodity costs as a result of challenges impacting our restaurants and our supply chains. The COVID-19 pandemic has increased the difficulty and cost of maintaining adequate staffing levels at our restaurants as well as for businesses in our supply chain that we depend on for commodities. At this point, there is limited visibility as to when these inflationary pressures may revert to normal levels.
We typically attempt to offset the effect of inflation, at least in part, through periodic menu price increases and various cost reduction programs. However, no assurance can be given that we will be able to offset such inflationary cost increases in the future.
Application of Critical Accounting Estimates
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in the "Significant Accounting Policies" footnote in the notes to our consolidated financial statements. Critical accounting estimates are those that require application of management's most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods.
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
Acquisition Accounting. We account for business combinations under the acquisition method of accounting in accordance with ASC 805, "Business Combinations" ("ASC 805"). As required by ASC 805, assets acquired and liabilities assumed in a business combination are recorded at their respective fair values as of the business combination date. Our acquisition accounting methodology contains uncertainties because it requires us to make significant estimates and assumptions, and to apply judgment to estimate the fair value of assets acquired and liabilities assumed, especially with respect to those involving long-lived assets, such as property, equipment, favorable and unfavorable leases and intangible assets. We use available information to make these fair value determinations and, when necessary, engage an independent valuation specialist to assist in the fair value determination of favorable or unfavorable leases and intangible assets.
If actual results are materially different than the assumptions we used to determine the fair value of the assets acquired and liabilities assumed through an acquisition as well as the estimated useful lives of the acquired intangible assets, it is possible that adjustments will have a material impact on our financial position and results of operations. See Note 3 to our consolidated financial statements in this report for more information regarding our business acquisitions.
Insurance Liabilities. The amount of liability we record for claims related to insurance requires us to make judgments about the amount of expenses that will ultimately be incurred. We are insured for certain losses related to workers' compensation, general liability and medical insurance claims under policies where we pay all claims, subject to annual stop-loss insurance limitations both for individual claims and claims in the aggregate. We record insurance liabilities based on historical trends, which are continually monitored, and adjust accruals as warranted by changing circumstances. Since there are estimates and assumptions inherent in recording these insurance liabilities, including the ability to estimate the future development of incurred claims based on historical claims experience and loss reserves, current claim data, and the severity of the claims, differences between actual future events and prior estimates and assumptions could result in adjustments to these liabilities. As of January 1, 2023, we had $12.3 million accrued for these insurance claims.
Franchise Rights. We assess the potential impairment of franchise rights whenever events or changes in circumstances indicate that the carrying value may not be recoverable, which include closures of restaurants, change in restaurant-level cash flow, as well as consideration of the impact of a decline in the Company's market value. If an indicator of impairment exists, an estimate of the aggregate undiscounted cash flows from the acquired restaurants is compared to the respective carrying value of franchise rights for each acquisition. If an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value. When measuring impairment of franchise rights, we make assumptions and apply judgment in estimating future cash flows, including annual revenue growth rates, labor rates, commodity costs and other operating cost assumptions.
We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to assess franchise right impairment losses. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to an impairment charge that could materially adversely impact our consolidated financial position and results of operations.
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
We determined a sustained decline in the Company's stock price due to the impact of sustained increases in input costs on our operating margins during the second quarter of 2022 resulted in an implied equity premium that was outside of an observable range and was a sufficient indicator to trigger an interim goodwill impairment analysis as of April 30, 2022. Based on the results of our goodwill impairment analysis, the fair value of the PLK reporting unit was less than the carrying value and a full write-down of the PLK goodwill was required. See Note 5 in our consolidated financial statements in this report for more information.
When measuring impairment of goodwill using discounted cash flows, we make assumptions and apply judgment in estimating future cash flows and asset fair values, including annual revenue growth rates, a terminal year growth rate and selecting a discount rate that reflects the risk inherent in future cash flows. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to assess goodwill impairment losses. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to an impairment charge that could materially adversely impact our consolidated financial position and results of operations.
Impairment of Long-lived Assets. We assess the potential impairment of long-lived assets, principally property and equipment, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment indicators at the restaurant level include low operating cash flows, declining sales, if the ratio of trailing twelve months cash flows extended over the remaining lease term does not exceed the net book value of the asset group and consideration of the impact of a decline in the Company's market value. We determine if the asset is recoverable by comparing the carrying amount of the asset to the future undiscounted cash flows expected to be generated by our restaurants. If assets are determined to not be recoverable, the impairment charge is measured by calculating the amount by which the asset's carrying amount exceeds its fair value. In determining future cash flows, significant estimates are made by us with respect to future operating results of each restaurant over its remaining lease term, including sales trends, labor rates, commodity costs and other operating cost assumptions which can be impacted by changes in the business or economic conditions. Our fair value estimates are also subject to a high degree of judgment, including our ability to sell the related assets and changing market conditions. Should actual cash flows and our future estimates vary from those estimates used, we may be required to record impairment charges for these assets in the future.
Lease Accounting. In accordance with ASC 842, we determine if an arrangement is an operating lease or a finance lease at inception. Operating leases are included in operating lease right-of-use ("ROU") assets and current and long-term operating lease liabilities on our consolidated balance sheets. Finance leases are included in property and equipment and other current and long-term liabilities on our consolidated balance sheets. Lease liabilities are calculated using the effective interest method and recognized at the commencement date based on the present value of lease payments over the reasonably certain lease term, regardless of classification, while the amortization of ROU assets varies depending upon classification. As our leases generally do not provide an implicit rate, we use a collateralized incremental borrowing rate ("IBR") to determine the present value of lease payments. This analysis considers qualitative and quantitative factors. We adjust our selected IBR quarterly with a company-specific yield curve that approximates our market risk profile. The collateralized IBR is also based upon the estimated impact that the collateral has on the IBR.
While we believe our estimates and judgments are reasonable, changes in these assumptions may have a material impact on our consolidated financial positions and results of operations.
Valuation of Deferred Income Tax Assets. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to the years in which those differences are expected to be recovered or settled. Deferred tax assets are recognized to the extent we believe these assets will more likely than not be realized. In evaluating the realizability of our net deferred tax assets, we perform an assessment of positive and negative evidence, as required by ASC 740. ASC 740 prescribes that objective historical evidence, in particular our three-year cumulative loss position at January 1, 2023, be given a greater weight than subjective evidence, including our forecast of future taxable income, which include assumptions that cannot be objectively verified. In determining the likelihood of future realization of the deferred income tax assets as of January 1, 2023 and January 2, 2022 we considered both positive and negative evidence and weighted the effect of such evidence based upon its objectivity. Based on the required weight of evidence under ASC 740, as of January 1, 2023 we determined that a valuation allowance was needed for certain income tax credits in the amount of $44.3 million as they may expire prior to their utilization. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as projections for growth. We will continue to monitor and evaluate the positive and negative evidence considered in arriving at the above conclusion, in order to assess whether such conclusion remains appropriate in future periods.
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
Although we believe that the judgments and estimates discussed herein are reasonable, actual results could differ, and we may be exposed to losses or gains that could be material. To the extent actual results differ from estimated amounts recorded, such differences will impact the income tax provision in the period in which the determination is made.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are exposed to market risk associated with fluctuations in interest rates, primarily limited to borrowings under our Senior Credit Facilities in excess of the amounts covered by our interest rate swap. At January 1, 2023, there were outstanding borrowings of $167.6 million under our Senior Credit Facilities of which $120 million was fixed according to the terms of our interest rate swap. A 1% change in interest rates would have resulted in a $0.7 million change to interest expense for the year ended January 1, 2023 and a $2.8 million change to interest expense for the year ended January 2, 2022.
At January 1, 2023, borrowings under the Senior Credit Facilities bore interest as follows (all terms as defined in our Senior Credit Facilities):
(i) Revolving Credit Facility: at a rate per annum equal to (a) the Alternate Base Rate (as defined in the Senior Credit Facilities) plus 2.25% or (b) Adjusted Term SOFR (as defined in the Senior Credit Facilities) plus 3.25%.
(ii) Term Loan B Facility borrowings: at a rate per annum equal to (a) the Alternate Base Rate (as defined in the Senior Credit Facilities) plus 2.25% or (b) Adjusted Term SOFR (as defined in the Senior Credit Facilities) plus 3.25%.
As of January 1, 2023, there were $12.5 million revolving credit borrowings outstanding and $9.6 million of letters of credit issued under the Revolving Credit Facility. After reserving for issued letters of credit and outstanding revolving credit borrowings, $192.9 million was available for revolving credit borrowings under the Revolving Credit Facility at January 1, 2023.
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
Evaluation of Disclosure Controls and Procedures. We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Interim Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Interim Chief Executive

Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 1, 2023.
Changes in Internal Control over Financial Reporting. No changes occurred in our internal control over financial reporting during the fourth quarter of 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Management has evaluated the effectiveness of its internal control over financial reporting as of January 1, 2023 based on the criteria set forth in a report entitled Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, we have concluded that, as of January 1, 2023, our internal control over financial reporting was effective based on those criteria.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Carrols Restaurant Group, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Carrols Restaurant Group, Inc. and subsidiaries (the “Company”) as of January 1, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and consolidated financial statement schedule (“consolidated financial statements”) listed in the Index at Item 15(a)2 as of and for the year ended January 1, 2023 of the Company and our report dated March 9, 2023 expressed an unqualified opinion on those consolidated financial statements.

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
March 9, 2023

ITEM 9B. OTHER INFORMATION
None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference from our Definitive Proxy Statement to be filed in connection with the 2023 Annual Meeting of Stockholders.

We have adopted a written code of ethics applicable to our directors, officers and employees in accordance with the rules of The NASDAQ Stock Market and the SEC. We make our code of ethics available free of charge through our internet website, www.carrols.com. We will disclose on our website amendments to or waivers from our code of ethics in accordance with all applicable laws and regulations.
ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference from our Definitive Proxy Statement to be filed in connection with the 2023 Annual Meeting of Stockholders.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from our Definitive Proxy Statement to be filed in connection with the 2023 Annual Meeting of Stockholders.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR

Incorporated by reference from our Definitive Proxy Statement to be filed in connection with the 2023 Annual Meeting of Stockholders.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Incorporated by reference from our Definitive Proxy Statement to be filed in connection with the 2023 Annual Meeting of Stockholders.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements - Carrols Restaurant Group, Inc. and Subsidiary

(a) (2) Financial Statement Schedule

Schedule	Description	Page

II	Valuation and Qualifying Accounts	F-37
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
3.6
Second Amendment to Amended and Restated Bylaws of Carrols Restaurant Group, Inc. (incorporated by reference to Exhibit 3.3 to Carrols Restaurant Group, Inc's Annual Report on Form 10-K filed on March 13, 2020)

3.7
Carrols Restaurant Group, Inc. Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on June 1, 2012)

3.8
Carrols Restaurant Group, Inc. Certificate of Designation of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on May 6, 2019)

3.9
Certificate of Amendment to Certificate of Designation of Series B Convertible Preferred Stock of Carrols Restaurant Group, Inc. (incorporated by reference to Exhibit 3.3 to Carrols Restaurant Group, Inc's Annual Report on Form 10-K filed on March 13, 2020)

3.10
Form of Carrols Restaurant Group, Inc. Certificate of Designation of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Carrols Restaurant Group Inc's Current Report on Form 8-K filed on December 27, 2022)

3.11
Form of Carrols Restaurant Group, Inc. Certificate of Retirement of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to Carrols Restaurant Group Inc's Current Report on Form 8-K filed on December 27, 2022)

3.12
Form of Carrols Restaurant Group, Inc. Certificate of Retirement of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on December 3, 2018)

3.13
Certificate of Designations of Series C Convertible Preferred Stock of Carrols Restaurant Group, Inc. (incorporated by reference to Exhibit 4.2 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on May 6, 2019)

4.1
Form of Registration Agreement by and among Carrols Restaurant Group, Inc., Atlantic Restaurants, Inc., Madison Dearborn Capital Partners, L.P., Madison Dearborn Capital Partners II, L.P., Alan Vituli, Daniel T. Accordino and Joseph A. Zirkman (incorporated by reference to Exhibit 10.24 to Carrols Corporation's 1996 Annual Report on Form 10-K)

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

4.5	Description of Capital Stock (incorporated by reference to Carrols Restaurant Group, Inc.'s Annual Report on Form 10-K filed on March 11, 2021)
4.6
Indenture governing the 5.875% Senior Notes due 2029, dated as of June 28, 2021, among Carrols Restaurant Group, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 10.1 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on June 30, 2021)

4.7	Form of 5.875% Senior Notes due 2029 (incorporated by reference to Exhibit 4.11)
10.1	Carrols Corporation Retirement Savings Plan dated April 1, 1999 (incorporated by reference to Exhibit 10.29 to Carrols Corporation's 1999 Annual Report on Form 10-K) †
10.2	Carrols Corporation Retirement Savings plan July 1, 2002 Restatement (incorporated by reference to Exhibit 10.29 to Carrols Corporation's September 29, 2002 Quarterly Report on Form 10-Q) †
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

10.22
Form of Area Development and Remodeling Agreement between Carrols LLC, Carrols Restaurant Group, Inc. and Burger King Corporation (incorporated by reference to Exhibit 10.1 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on February 25, 2019)

10.23
Credit Agreement dated as of April 30, 2019 among Carrols Restaurant Group, Inc., the guarantors named therein, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on May 6, 2019)

10.24
First Amendment to Credit Agreement dated as of December 13, 2019 among Carrols Restaurant Group, Inc., the guarantors named therein, Wells Fargo Bank, National Association, as administrative agent and the lenders party thereto (incorporated by reference to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on December 18, 2019)

10.25
Security Agreement dated as of April 30, 2019 among Carrols Restaurant Group, Inc., the guarantors named therein, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.2 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on May 6, 2019)

10.26
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

10.29
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

10.31
Second Amendment to Credit Agreement dated as of March 25, 2020 among Carrols Restaurant Group, Inc., certain subsidiaries party thereto, Wells Fargo Bank, National Association and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Carrols Restaurant Group, Inc.'s Quarter Report on Form 10-Q filed on May 7, 2020)

10.32
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

10.36
Amendment to Carrols Restaurant Group, Inc. 2016 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Carrols Restaurant Group, Inc.'s Quarterly Report on Form 10-Q filed on November 5, 2020)†

10.37
Amended and Restated Area Development Agreement dated as of January 4, 2021 among Carrols Restaurant Group, Inc., Carrols Holdco Inc., Carrols Corporation, Carrols LLC and Burger King Corporation (incorporated by reference to Exhibit 10.1 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on January 8, 2021)

10.38
Termination of Development Agreement and General Release dated March 17, 2021 by and among Popeyes Louisiana Kitchen, Inc., Cambridge Quality Chicken, LLC, Cambridge Chicken Holdings, LLC and Frayser Quality, LLC (incorporated by reference to Exhibit 10.1 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on March 19, 2021)

10.39
Amendment No.1 to Registration Rights and Stockholders' Agreement dated as of April 1, 2021 between Carrols Restaurant Group, Inc. and Cambridge Franchise Holdings, LLC (incorporated by reference to Exhibit 4.1 to Carrols Restaurant Group, Inc.'s Quarterly Report on Form 10-Q filed on May 13, 2021)

10.40
Sixth Amendment to Credit Agreement dated as of April 6, 2021 among Carrols Restaurant Group, Inc., certain subsidiaries party thereto, Wells Fargo Bank, National Association and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Carrols Restaurant Group, Inc.'s Quarterly Report on Form 10-Q filed on May 13, 2021)

10.41
Offer Letter dated October 4, 2018 between Carrols Restaurant Group, Inc. and Nathan Mucher (incorporated by reference to Exhibit 10.2 to Carrols Restaurant Group, Inc.'s Quarterly Report on Form 10-Q filed on May 13, 2021)†

10.42
Second Amendment to Carrols Restaurant Group, Inc. 2016 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on June 22, 2021) (incorporated by reference to Exhibit 10.1 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on June 22, 2021) †

10.43
Form of Seventh Amendment to Credit Agreement dated as of June 28, 2021 among Carrols Restaurant Group, Inc., certain subsidiaries party thereto, Wells Fargo Bank, National Association and the lenders party thereto (incorporated by reference to Exhibit 10.2 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on June 30, 2021)

10.44
Form of Change of Control and Severance Agreement (entered into by each of Anthony Hull, Jared Landaw and Nathan Mucher) (incorporated by reference to Exhibit 10.1 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on July 1, 2021) (incorporated by reference to Exhibit 10.1 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on July 1, 2021) †

10.45
Form of Eighth Amendment to Credit Agreement dated as of September 30, 2021 among Carrols Restaurant Group, Inc., certain subsidiaries party thereto, Wells Fargo Bank, National Association and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on September 30, 2021)

10.46
Transition Agreement dated as of September 23, 2021 among Carrols Restaurant Group, Inc., Carrols LLC and Daniel T. Accordino (incorporated by reference to Exhibit 10.2 to Carrols Restaurant Group, Inc.'s Quarterly Report on Form 10-Q filed on November 10, 2021) †

10.47	Form of Retention Bonus Agreement (incorporated by reference to Exhibit 10.1 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on December 20, 2021) †
10.48
Offer Letter dated as of February 18, 2022 between Carrols Restaurant Group, Inc. and Paulo Pena (incorporated by reference to Exhibit 10.52 to Carrols Restaurant Group, Inc.'s Annual Report on Form 10-K filed on March 10, 2022) †

10.49
Form of Change of Control and Severance Agreement among Carrols Restaurant Group, Inc., Carrols Holdo Inc., Carrols Corporation, Carrols LLC and Paulo Pena (incorporated by reference to Exhibit 10.53 to Carrols Restaurant Group, Inc.'s Annual Report on Form 10-K filed on March 10, 2022) †

10.50
Offer Letter dated January 13, 2021 between Carrols Restaurant Group, Inc. and Jared Landaw (incorporated by reference to Exhibit 10.54 to Carrols Restaurant Group, Inc.'s Annual Report on Form 10-K filed on March 10, 2022) †

10.51
Form of Ninth Amendment to Credit Agreement dates as of December 15, 2022 among Carrols Restaurant Group, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to Carrols Restaurant Group Inc.'s Current Report on Form 8-K filed on December 21, 2022) †

10.52
Preferred Stock Exchange Agreement among Carrols Restaurant Group, Inc., Blue Holdco 1, LLC and Burger King Company LLC, dated December 20, 2022 (incorporated by reference to Exhibit 10.1 to Carrols Restaurant Group Inc.'s Current Report on Form 8-K filed on December 27, 2022) †

10.53	Letter dated December 30, 2022 between Carrols Restaurant Group, Inc. and Joseph Hoffman †#
21.1	List of Subsidiaries #
23.1	Consent of Deloitte & Touche LLP #
31.1	Chief Executive Officer's Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Carrols Restaurant Group, Inc.#
31.2	Chief Financial Officer's Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Carrols Restaurant Group, Inc.#
32.1	Chief Executive Officer's Certificate Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Carrols Restaurant Group, Inc.#
32.2	Chief Financial Officer's Certificate Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Carrols Restaurant Group, Inc.#
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
#    Filed herewith.
†    Compensatory plan or arrangement

ITEM 16. FORM 10-K SUMMARY
None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Carrols Restaurant Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Carrols Restaurant Group, Inc. and subsidiaries (the "Company") as of January 1, 2023 and January 2, 2022, the related consolidated statements of comprehensive income (loss), changes in stockholders' equity, and cash flows for each of the three years in the period ended January 1, 2023, and the related notes and the schedule listed in the Index at Item 15(a)2 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 1, 2023 and January 2, 2022, and the results of its operations and its cash flows for each of the three years in the period ended January 1, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 1, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2023 expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Impairment of Long-Lived Assets and Other Lease Charges – Refer to Notes 2 and 6 to the financial statements

Critical Audit Matter Description

As disclosed in the consolidated financial statements property and equipment, net were $312.8 million as of January 1, 2023. Impairment is reviewed whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable. As discussed in Note 6 to the financial statements, the Company recognized impairment and other lease charges for long-lived assets of $4.9 million during the year ended January 1, 2023.

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

Goodwill – Refer to Notes 2 and 5 to the financial statements

Critical Audit Matter Description

The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value.

As disclosed in the consolidated financial statements the Company’s consolidated goodwill balance was $107.8 million as of January 1, 2023. Goodwill is tested for impairment annually, or more frequently when events and circumstances indicate that the carrying amount may be impaired.

The Company evaluated the impact of a sustained decline in the Company’s stock price during the second quarter of 2022 due to the impact of continued increases in input costs on the Company’s operating margins which results in an implied equity premium that was outside of an observable range and was determined to be an indicator of an impairment. As a result, the Company performed a quantitative interim goodwill impairment test for its reporting units in the second quarter of 2022. The Company used the market and income approaches to determine the fair value of its Burger King and Popeyes reporting units. Based on the results of the analysis, the Company determined that the fair value of its Popeyes reporting unit was less than its carrying value during the interim goodwill impairment analysis, and therefore, recognized a $16.7 million goodwill impairment during the second quarter of 2022. The non-cash goodwill impairment represented a full write-down of the goodwill for the Popeyes reporting unit.

The Company also performed its annual goodwill impairment test, at the end of the eighth month of the Company’s fiscal year, and determined that the fair value of its Burger King reporting unit exceeded its carrying value, and therefore, no impairment was recognized.

We identified the impairment evaluation of goodwill for the Burger King and Popeyes reporting unit as a critical audit matter because of the significant judgments made by management to estimate the fair value of this reporting unit. Performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to forecasted financial information, the discount rate, and market multiples required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

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

Valuation of Deferred Income Taxes – Refer to Notes 2 and 11 to the financial statements

The Company recognizes deferred income taxes for tax attributes and for differences between the financial statement and tax carrying amounts of assets and liabilities at enacted statutory tax rates in effect for the years in which the deferred tax liability or asset are expected to be settled or realized.

The Company files tax returns in multiple jurisdictions with specific tax laws and regulations.
In evaluating the realizability of deferred income tax assets, the Company performs an assessment of positive and negative evidence available, and recognizes a valuation allowance to offset deferred income tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Valuation allowances are evaluated on a tax jurisdiction basis to analyze whether there is sufficient positive or negative evidence to support a change in judgment about the realizability of the related deferred tax assets for each jurisdiction.

In evaluating the objective evidence that historical results provide, the Company considers the cumulative income or losses during the applicable period. Cumulative losses incurred over the period limits the Company’s ability to consider other subjective evidence such as taxable income for the future.

As the Company remains in a cumulative loss position as of January 1, 2023, the Company continues to recognize a valuation allowance on certain deferred income tax assets. The Company’s recorded valuation allowance on deferred income tax assets as of January 1, 2023 was $44.3 million.

We identified management’s calculation of the valuation allowance on certain deferred income tax assets to be a critical audit matter because of the significant judgments and estimates management makes related to the reversal of deferred income tax balances as a source or use of future taxable income, including the reversal of such deferred income tax balances recognized within accumulated other comprehensive income and without such components. Performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to forecasted reversal of deferred income tax balances, as well as the use of the intraperiod income tax allocation rules required a high degree of auditor judgment and an increased extent of effort, including the need to involve our income tax specialists.

How the Critical Audit Matter Was Addressed in the Audit:

Our audit procedures related to management’s judgments and assumptions related to realizability of deferred income tax assets, the forecasted reversal of deferred income tax balances, as well as the use of the intraperiod income tax allocation rules included the following, among others:

•We tested the effectiveness of controls over management’s deferred income tax balances, including the realizability of deferred income tax assets, such as controls related to management’s determination of cumulative loss or income, as well as management’s consideration of the reversal of deferred income tax assets and liabilities as a potential source or use of income.
•We tested the reasonableness of management’s valuation of deferred income tax assets and liabilities.

With the assistance of our income tax specialists, we:

•Evaluated the methodology and models used in management’s forecasting of the reversal of deferred income tax assets and liabilities in order to determine such methodologies were consistent with GAAP, including management’s consideration of definite-lived deferred income tax balances and indefinite-lived deferred income tax balances;
•Tested managements determination of the valuation allowance, both with the components of other comprehensive income and without the components of other comprehensive income;

/s/ Deloitte & Touche LLP

Rochester, New York
March 9, 2023

We have served as the Company's auditor since 2005.

CARROLS RESTAURANT GROUP, INC.
CONSOLIDATED BALANCE SHEETS
AS OF JANUARY 1, 2023 AND JANUARY 2, 2022
(In thousands, except share and per share amounts)

	January 1, 2023	January 2, 2022
ASSETS
Current assets:
Cash and cash equivalents	$18,364	$29,151
Trade and other receivables	19,933	16,644
Inventories	14,417	14,023
Prepaid expenses and other current assets	15,562	8,530
Total current assets	68,276	68,348
Property and equipment, net (Note 4)	312,346	337,702
Franchise rights, net (Note 5)	312,804	326,769
Goodwill (Note 5)	107,751	124,451
Franchise agreements, at cost less accumulated amortization of $16,975 and 14,608, respectively	28,256	30,788
Operating right-of-use assets, net (Note 8)	763,935	791,763
Other assets	14,350	7,243
Total assets	$1,607,718	$1,687,064
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt and finance lease liabilities (Note 9)	$7,341	$5,794
Current portion of operating lease liabilities (Note 8)	47,408	44,688
Accounts payable	30,491	31,164
Accrued interest	9,643	9,433
Accrued payroll, related taxes and benefits	49,934	50,855
Accrued real estate taxes	8,896	8,256
Other current liabilities	25,687	18,433
Total current liabilities	179,400	168,623
Long-term debt and finance lease liabilities, net of current portion (Note 9)	479,756	465,317
Operating lease liabilities (Note 8)	776,465	802,959
Deferred income taxes, net (Note 11)	7,665	7,617
Accrued postretirement benefits	1,347	1,552
Other liabilities (Note 7)	12,243	26,772
Total liabilities	1,456,876	1,472,840
Commitments and contingencies (Note 15)
Stockholders' equity (Note 13):
Preferred stock, par value $.01; authorized 20,000,000 shares, issued and outstanding—100 shares	—	—
Voting common stock, par value $.01; authorized—100,000,000 shares, issued—54,928,225 and 53,374,341 shares, respectively, and outstanding—50,903,111 and 49,932,558 shares, respectively	530	520
Additional paid-in capital	292,708	287,816
Accumulated deficit	(136,968)	(61,396)
Accumulated other comprehensive income	8,702	1,411
Treasury stock, at cost	(14,130)	(14,127)
Total stockholders' equity	150,842	214,224
Total liabilities and stockholders' equity	$1,607,718	$1,687,064
See accompanying notes to consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
YEARS ENDED JANUARY 1, 2023, JANUARY 2, 2022 AND JANUARY 3, 2021
(In thousands, except share and per share amounts)

	January 1, 2023	January 2, 2022	January 3, 2021
Restaurant sales	$1,730,440	$1,652,370	$1,547,502
Costs and expenses:
Food, beverage and packaging costs	534,238	499,685	452,738
Restaurant wages and related expenses	585,204	549,933	498,127
Restaurant rent expense (Note 8)	125,481	122,662	118,444
Other restaurant operating expenses	274,557	257,774	236,059
Advertising expense	69,389	65,433	60,735
General and administrative (including stock-based compensation expense of $4,902, $6,234 and $5,223, respectively)	88,072	83,660	84,051
Depreciation and amortization	78,068	80,798	81,727
Impairment and other lease charges (Notes 5 and 6)	21,877	4,470	12,778
Other income, net (Note 10)	(926)	(1,186)	(1,271)
Total operating expenses	1,775,960	1,663,229	1,543,388
Income (loss) from operations	(45,520)	(10,859)	4,114
Interest expense	30,841	28,791	27,283
Loss on extinguishment of debt (Note 9)	—	8,538	—
Loss before income taxes	(76,361)	(48,188)	(23,169)
Provision (benefit) for income taxes (Note 11)	(789)	(5,159)	6,294
Net loss	$(75,572)	$(43,029)	$(29,463)
Basic and diluted net loss per share (Note 14)	$(1.49)	$(0.86)	$(0.58)
Weighted average common shares outstanding:
Basic and diluted	50,718,387	49,899,274	50,751,185
Comprehensive loss, net of tax:
Net loss	$(75,572)	$(43,029)	$(29,463)
Other comprehensive income (loss)	7,291	4,426	(5,284)
Comprehensive loss	$(68,281)	$(38,603)	$(34,747)

See accompanying notes to consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED JANUARY 1, 2023, JANUARY 2, 2022 AND JANUARY 3, 2021
(In thousands, except share and per share amounts)

							Accumulated
					Additional	Retained	Other			Total
	Common Stock		Preferred Stock		Paid-In	Earnings	Comprehensive	Treasury Stock		Stockholders'
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Income (Loss)	Shares	Amount	Equity
Balance at December 29, 2019	51,049,377	$510	100	$—	$301,251	$11,096	$622	553,112	$(4,017)	$309,462
Stock-based compensation	—	—	—	—	5,223	—	—	—	—	5,223
Vesting of non-vested shares	436,739	5	—	—	(5)	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	—	—	1,543,622	(10,053)	(10,053)
Net loss	—	—	—	—	—	(29,463)	—	—	—	(29,463)
Change in valuation of interest rate swap, net of income tax of $1,841 (Note 9)	—	—	—	—	—	—	(4,221)	—	—	(4,221)
Change in postretirement benefit obligations, net of income tax of $194	—	—	—	—	—	—	584	—	—	584
Balance at January 3, 2021	51,486,116	$515	100	$—	$306,469	$(18,367)	$(3,015)	2,096,734	$(14,070)	$271,532
Stock-based compensation	—	—	—	—	6,234	—	—	—	—	6,234
Vesting of non-vested shares and restricted stock units	551,395	5	—	—	(5)	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	—	—	8,219	(57)	(57)
Special cash dividend	—	—	—	—	(24,882)	—	—	—	—	(24,882)
Net loss	—	—	—	—	—	(43,029)	—	—	—	(43,029)
Change in valuation of interest rate swap, net of income tax of $2,002 (Note 9)	—	—	—	—	—	—	4,710	—	—	4,710
Change in postretirement benefit obligations, net of income tax of $94	—	—	—	—	—	—	(284)	—	—	(284)
Balance at January 2, 2022	52,037,511	$520	100	$—	$287,816	$(61,396)	$1,411	2,104,953	$(14,127)	$214,224
Stock-based compensation	—	—	—	—	4,902	—	—	—	—	4,902
Vesting of non-vested shares and restricted stock units	972,903	10	—	—	(10)	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	—	—	2,350	(3)	(3)
Net loss	—	—	—	—	—	(75,572)	—	—	—	(75,572)
Change in valuation of interest rate swap, net of income tax of $800 (Note 9)	—	—	—	—	—	—	7,273	—	—	7,273
Change in postretirement benefit obligation, net of income tax of $6	—	—	—	—	—	—	18	—	—	18
Balance at January 1, 2023	53,010,414	$530	100	$—	$292,708	$(136,968)	$8,702	2,107,303	$(14,130)	$150,842

See accompanying notes to consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JANUARY 1, 2023, JANUARY 2, 2022 AND JANUARY 3, 2021
(In thousands)

	January 1, 2023	January 2, 2022	January 3, 2021
Cash flows from operating activities:
Net loss	$(75,572)	$(43,029)	$(29,463)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss (gain) on disposals of property and equipment, including sale-leasebacks	1,572	8	(994)
Stock-based compensation	4,902	6,234	5,223
Impairment and other lease charges	21,877	4,470	12,778
Depreciation and amortization	78,068	80,798	81,727
Amortization of deferred financing costs	2,165	2,446	2,170
Amortization of bond premium and discount on debt	128	487	539
Deferred income taxes	(752)	(5,123)	6,026
Non-cash loss on extinguishment of debt	—	8,538	—
Changes in other operating assets and liabilities:
Trade and other receivables	(3,853)	3,218	(6,417)
Accounts payable	252	1,100	(5,927)
Accrued interest	210	8,777	(245)
Accrued payroll, related taxes and benefits	(11,729)	1,438	18,103
Other liabilities	706	903	10,993
Change in operating right-of-use assets and operating lease liabilities, net	3,978	8,147	10,906
Other	(1,148)	(7,541)	(1,474)
Net cash provided by operating activities	20,804	70,871	103,945
Cash flows used for investing activities:
Capital expenditures:
New restaurant development	(8,881)	(9,000)	(17,824)
Restaurant remodeling	(9,139)	(16,712)	(15,317)
Other restaurant capital expenditures	(16,639)	(17,045)	(13,064)
Corporate and restaurant information systems	(3,560)	(9,006)	(10,685)
Total capital expenditures	(38,219)	(51,763)	(56,890)
Acquisition of restaurants, net of cash acquired (Note 3)	—	(30,819)	—
Proceeds from sale of other assets	864	229	—
Proceeds from insurance recoveries	54	1,523	2,071
Properties purchased for sale-leaseback	(3,996)	—	(15,537)
Proceeds from sale-leaseback transactions	4,052	22,251	22,499
Net cash used for investing activities	(37,245)	(58,579)	(47,857)
Cash flows from financing activities:
Proceeds from issuance of 5.875% Senior Notes due 2029	—	300,000	—
Principal payments on Term B and B-1 Loans	(4,250)	(321,375)	(4,625)
Proceeds from issuance of B-1 Loans	—	—	71,250
Borrowings under revolving credit facility	109,000	47,063	150,000
Repayments under revolving credit facility	(96,500)	(47,063)	(195,750)
Proceeds from lease financing obligations	—	4,594	—
Special cash dividend paid	—	(24,882)	—
Principal payments on finance lease liabilities	(2,552)	(981)	(1,617)
Costs associated with financing long-term debt	(41)	(5,404)	(3,303)
Purchase of treasury shares	(3)	(57)	(10,053)
Net cash provided by (used for) financing activities	5,654	(48,105)	5,902
Net increase (decrease) in cash and cash equivalents	(10,787)	(35,813)	61,990
Cash and cash equivalents, beginning of period	29,151	64,964	2,974
Cash and cash equivalents, end of period	$18,364	$29,151	$64,964

	January 1, 2023	January 2, 2022	January 3, 2021
Supplemental disclosures:
Interest paid on long-term debt	$27,952	$16,976	$24,714
Interest paid on lease financing obligations	103	104	104
Interest paid on finance leases	723	133	130
Accruals for capital expenditures	1,912	2,858	1,241
Income taxes paid (refunded), net	—	(13)	153
Finance lease obligations acquired or incurred	9,085	6,383	754
Gain (loss) on sale-leaseback transactions	(425)	(22)	189
Operating lease assets and liabilities resulting from lease modifications and new leases	23,773	36,633	50,978
Operating cash flows related to operating leases	102,529	100,660	98,561

See accompanying notes to consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JANUARY 2, 2022, JANUARY 3, 2021 AND DECEMBER 29, 2019
(Tabular amounts in thousands, except share and per share amounts)

1. Business Description
At January 1, 2023 Carrols Restaurant Group, Inc. ("Carrols Restaurant Group") operated, as franchisee, 1,022 Burger King restaurants in 23 Northeastern, Midwestern, Southcentral and Southeastern states and 65 Popeyes restaurants in seven Southeastern states. Carrols Restaurant Group is a holding company and conducts all of its operations through its direct and indirect wholly-owned subsidiaries Carrols Corporation and New CFH, LLC and their wholly-owned subsidiaries. Carrols Corporation's material direct and indirect wholly-owned subsidiaries include its wholly-owned subsidiary Carrols LLC, a Delaware limited liability company. New CFH LLC's material direct and indirect wholly-owned subsidiaries include Frayser Quality, LLC and Nashville Quality, LLC (and together with New CFH, LLC's immaterial direct and indirect subsidiaries, collectively, "New CFH"). Unless the context otherwise requires, Carrols Restaurant Group and its direct and indirect wholly-owned subsidiaries are collectively referred to as the "Company".
2. Significant Accounting Policies
Basis of Consolidation. The accompanying consolidated financial statements include the accounts of the Company and its direct and indirect wholly-owned subsidiaries. All intercompany transactions have been eliminated in consolidation.
Fiscal Year. The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. The fiscal years ended January 1, 2023 and January 2, 2022 each contained 52 weeks and the fiscal year ended January 3, 2021 contained 53 weeks.
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
Cash and Cash Equivalents. The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. At both January 1, 2023 and January 2, 2022, the Company did not have any cash invested in money market funds which are classified as cash equivalents on the consolidated balance sheets.
Inventories. Inventories, consisting primarily of food, beverage, and paper supplies, are stated at the lower of cost (determined on the first-in, first-out method) or net realizable value. Net realizable value is determined as the estimated selling price in the normal course of business minus the cost of disposal and transportation.

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED JANUARY 1, 2023, JANUARY 2, 2022 AND JANUARY 3, 2021
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
Franchise Agreements. Fees for initial franchises and renewals are amortized using the straight-line method over the term of each individual agreement, which is generally twenty years.
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
Franchise Rights. To determine the fair value attributable to franchise rights of restaurant acquisitions, the Company estimates the acquired restaurants' future earnings, discounts those earnings using an appropriate market discount rate and subtracts a contributory charge for net working capital, property and equipment and assembled workforce. Amounts allocated to franchise rights for each acquisition are amortized using the straight-line method over the average remaining term of the acquired franchise agreements plus one twenty-year renewal period. The Company assesses the potential impairment of franchise rights whenever events or changes in circumstances indicate that the carrying value may not be recoverable, which includes consideration of the impact of a decline in the Company's market value. If an indicator of impairment exists, an estimate of the aggregate undiscounted cash flows from the acquired restaurants is compared to the respective carrying value of franchise rights for each acquisition. If an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value.

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED JANUARY 1, 2023, JANUARY 2, 2022 AND JANUARY 3, 2021
(Tabular amounts in thousands, except share and per share amounts)
Goodwill. Goodwill represents the excess of purchase price over the value assigned to the net tangible and identifiable intangible assets of the businesses acquired. Goodwill is not amortized, but is tested for impairment annually, or more frequently when events and circumstances indicate that the carrying amount may be impaired. The Company conducts its annual goodwill impairment as of the end of the eighth month of its fiscal year. The Company's measurement of the fair value of reporting units is a Level 3 measurement under the fair value hierarchy. Refer to Note 5 herein for further discussion.
Impairment of Long-Lived Assets. The Company assesses the potential impairment of long-lived assets, principally property and equipment, by determining whether the carrying value of these assets can be recovered over their respective remaining useful lives through undiscounted future operating cash flows. Impairment is reviewed whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable. Impairment indicators at the restaurant level include sustained low or negative restaurant-level operating cash flows, sustained declining restaurant-level sales and if the ratio of trailing twelve months cash flows extended over the remaining lease term does not exceed the net book value of the asset group.
Deferred Financing Costs. Financing costs incurred in obtaining long-term debt and lease financing obligations are capitalized and amortized over the life of the related obligation as interest expense using the effective interest method. Long-term debt on the consolidated balance sheets is presented net of the unamortized amount of the financing costs related to long-term borrowings.
Leases. The Company utilizes land and buildings in its operations under various lease agreements. The Company does not consider any one of these individual leases material to the Company's operations. Initial lease terms are generally for twenty years and provide for renewal options with rent escalations. The exercise of such renewal options are generally at the Company's sole discretion. The Company evaluates renewal options at lease commencement (and any subsequent amendment or modification) to determine if such options are reasonably certain to be exercised based on economic factors. Certain leases also require variable rent, determined as a percentage of sales as defined by the terms of the applicable lease agreement. For most locations, the Company is obligated for occupancy related costs including payment of property taxes, insurance and utilities.
Right-of-use ("ROU") lease assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make payments in exchange for that right of use. As the rate implicit within our leases is not readily determinable, the Company uses market and term specific incremental borrowing rates which consider the rate of interest it expects to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. ROU assets are reduced by lease incentives, increased for initial direct costs and adjusted by favorable lease assets and unfavorable lease liabilities.
Variable lease components represent amounts that are contractually fixed as a percentage of sales and are recognized in expense as incurred. Leases with a term of 12 months or less are not recorded on the consolidated balance sheets and are recognized as lease expense on a straight-line basis over the lease term. The Company does not account for lease components (e.g., fixed payments including rent) separately from the non-lease components (e.g., common area maintenance) except in instances where the lease components are considered variable in nature.
For certain leases where rent escalates based upon a change in a financial index, such as the Consumer Price Index, the difference between the rate at lease inception and the subsequent fluctuations in that rate are included in variable lease costs. Additionally, because the Company has elected to not separate lease and non-lease components, in limited instances variable costs also include payments to the landlord for common area maintenance, real estate taxes, insurance and other operating expenses. Rent expense is recognized on a straight-line basis over the lease term, with variable lease payments recognized in the period those payments are incurred.
The Company also utilizes certain restaurant equipment under various finance lease agreements with initial terms of generally three to eight years. The Company does not consider any one of these individual leases material to the Company's operations.
Lease Financing Obligations. Lease financing obligations as of January 1, 2023 includes one sale-leaseback transaction accounted for under the financing method. As of January 2, 2022 lease financing obligations also

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED JANUARY 1, 2023, JANUARY 2, 2022 AND JANUARY 3, 2021
(Tabular amounts in thousands, except share and per share amounts)
included two sale-leaseback transactions because the Company controlled the underlying assets during construction which were subsequently reclassified as an operating lease from a finance lease in 2022 when construction was completed (See Note 7).
For sale-leaseback transactions accounted for under the financing method, the land and building assets subject to this obligation remain on the Company's consolidated balance sheets at their historical costs and the building assets continue to be depreciated over their remaining useful lives. The proceeds received by the Company from this sale-leaseback transaction were recorded as lease financing obligations and the lease payments are applied as payments of principal and interest. The selection of the interest rate on this lease financing obligation was evaluated at inception of the lease based on the Company's incremental borrowing rate adjusted to the rate required to prevent recognition of a non-cash loss or negative amortization of the obligation through the end of the primary lease term. As of January 1, 2023, lease financing obligations included $1.2 million associated with this sale-leaseback transaction.
To the extent the Company is involved with the construction of an asset it is leasing and receives proceeds associated with the sale of such asset prior to completing construction, costs incurred as of the consolidated balance sheet dates are recorded within property and equipment and a lease financing obligation representing sale proceeds from the lessor is recorded in other long-term liabilities. Once construction is complete, the accounting requirements for a sale-leaseback transaction are considered. If the arrangement does not qualify for sale-leaseback accounting treatment, it is accounted for as a financing transaction. If an arrangement meets the requirements for sale-leaseback treatment, the Company will record a gain or loss on the sale and derecognize the completed construction assets and lease financing obligation. As of January 1, 2023, there were no lease financing obligations remaining associated with this type of arrangement.
Revenue Recognition. Revenues from Company restaurants are recognized net of sales discounts and refunds, when payment is tendered at the time of sale or upon fulfillment of delivery orders. Revenues are reported net of sales tax collected from customers and remitted to governmental taxing authorities.
Gift cards. The Company sells gift cards in its restaurants that are issued under the gift card program of Restaurant Brands International, Inc. ("RBI"). Proceeds from the sale of Burger King and Popeyes gift cards at the Company's restaurants are remitted to RBI, and RBI reimburses the Company for any gift card redemptions at its restaurants. The Company recognizes revenue for restaurant sales upon redemption of gift cards by the customer.
Food, beverage and packaging costs. The Company includes food, beverage and paper costs and delivery commissions, net of any vendor purchase discounts and rebates, in food, beverage and packaging costs.
Other restaurant operating expenses. The Company includes restaurant-level operating costs other than food, beverage and packaging costs, restaurant wages and related expenses, rent expense and advertising costs in other restaurant operating expenses. Its major components include royalty expenses paid to Burger King Company LLC (previously Burger King Corporation) ("BKC") and Popeyes Louisiana Kitchen, Inc. ("PLK"), utilities, repairs and maintenance, operating supplies, real estate taxes and credit card fees.
Advertising Costs. All advertising costs are expensed as incurred. For the years ended January 1, 2023, January 2, 2022 and January 3, 2021, advertising costs were $69.4 million, $65.4 million and $60.7 million, respectively.
Pre-opening Costs. The Company's pre-opening costs generally include payroll costs and travel associated with the opening of a new restaurant, rent and promotional costs. For the years ended January 1, 2023, January 2, 2022 and January 3, 2021, pre-opening costs were $0.3 million, $0.1 million and $0.2 million, respectively. These costs are expensed as incurred prior to a restaurant opening and are included in other restaurant operating expenses in the accompanying consolidated statements of comprehensive loss.

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED JANUARY 1, 2023, JANUARY 2, 2022 AND JANUARY 3, 2021
(Tabular amounts in thousands, except share and per share amounts)
Income Taxes. Deferred income tax assets and liabilities are based on the difference between the financial statement and tax basis of assets and liabilities as measured by the tax rates that are anticipated to be in effect when those differences reverse. The deferred tax provision generally represents the net change in deferred tax assets and liabilities during the period, including any changes in valuation allowances. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is established when it is necessary to reduce deferred tax assets to an amount for which realization is likely. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company and its subsidiaries file a consolidated federal income tax return.
Insurance. The Company is self-insured for general liability, medical insurance and most workers' compensation claims under policies where it pays all claims, subject to stop-loss limitations both for individual claims and in certain cases claims in the aggregate. Losses are accrued based upon the Company's estimates of the aggregate liability for claims based on Company experience and other methods used to measure such estimates. The Company does not discount any of its self-insurance obligations.
Fair Value of Financial Instruments. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. In determining fair value, the accounting standards establish a three-level hierarchy for inputs used in measuring fair value as follows: Level 1 inputs are quoted prices in active markets for identical assets or liabilities; Level 2 inputs are observable for the asset or liability, either directly or indirectly, including quoted prices in active markets for similar assets or liabilities; and Level 3 inputs are unobservable and reflect the Company's own assumptions. Financial instruments include cash and cash equivalents, trade and other receivables, accounts payable and long-term debt. The carrying amounts of cash and cash equivalents, trade and other receivables and accounts payable approximate fair value because of the short-term nature of these financial instruments. Borrowings under the Company's Senior Credit Facilities (including its term B loans) accrue interest at a floating rate tied to a standard short-term borrowing index selected at the Company's option, plus an applicable margin. The Company's liability for its Senior Credit Facilities and 5.875% Senior Notes due 2029 are carried at historical cost in the accompanying balance sheets. The fair value of our term B loans and 5.875% Senior Notes due 2029 is based on recent trading activity, which are Level 2 inputs in the fair value hierarchy. As of January 1, 2023, the term B loans traded at 87.8% of par value and the 5.875% Senior Notes due 2029 traded at 70.5% of par value.
The Company recognizes its derivative arrangements on the balance sheet at fair value, which is considered a Level 2 input. The Company's only derivative is an interest rate swap (the "Swap") which is designated as a cash flow hedge. Accordingly, the effective portion of the changes in the fair value of this arrangement is recognized in accumulated other comprehensive income (loss) until the hedged item is recognized in earnings. Any ineffective portion of the changes in the fair value of this arrangement is immediately recognized in earnings as interest expense, as applicable. The Company classifies cash inflows and outflows from derivatives within operating activities on the consolidated statements of cash flows. The Swap is valued at $8.6 million as of January 1, 2023 and it is classified as Level 2 within the fair value hierarchy.
Fair value measurements of non-financial assets and non-financial liabilities are primarily used in the impairment analysis of long-lived assets, goodwill and intangible assets. Long-lived assets and definite-lived intangible assets are measured at fair value on a nonrecurring basis using Level 3 inputs. As described in Notes 5 and 6, the Company recorded goodwill impairment charges of $16.7 million, franchise rights impairment charges of $0.2 million and long-lived asset impairment charges of $2.8 million during the year ended January 1, 2023. The Company recorded long-lived asset impairment charges of $3.9 million and $8.2 million during the years ended January 2, 2022 and January 3, 2021, respectively.
Stock-Based Compensation. The Company has an incentive stock plan under which incentive stock options, non-qualified stock options, restricted stock units ("RSUs"), time-based non-vested shares and performance-based non-vested shares may be granted to employees and non-employee directors. The Company has granted time-based

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED JANUARY 1, 2023, JANUARY 2, 2022 AND JANUARY 3, 2021
(Tabular amounts in thousands, except share and per share amounts)
non-vested shares under this plan annually as well as granted time-based non-vested shares, performance-based non-vested shares, stock options, and RSUs to corporate employees for performance. Time-vested non-vested shares, options, and RSUs granted to corporate employees and non-employee directors generally vest in equal installments over three years.
For time-vested non-vested stock awards and restricted stock units, the fair market value of the award is determined based upon the closing value of the Company's stock price on the grant date and is recorded to compensation expense on a straight-line basis over the requisite service period. For stock options, the fair-value of the options is estimated using the Black-Scholes option pricing model based on assumptions for the risk-free rate of interest, expected dividend yield, expected volatility, and the expected term of the award. Compensation expense is recognized on a straight-line basis over the requisite service period. For performance-based restricted shares, the fair value of the market-based restricted shares is determined using a Monte Carlo simulation valuation model and these shares will be expensed over a three year performance-based vesting period based on the probability of the Company's attainment of the contractually defined targets. See Note 12 to the consolidated financial statements.
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
Segment Information. Operating segments are components of an entity for which separate financial information is available and is regularly reviewed by the chief operating decision maker to allocate resources and assess performance. The Company's chief operating decision maker currently evaluates the Company's operations from a number of different operational perspectives; however resource allocation decisions are made based on the chief operating decision maker's evaluation of the total Company operations. The Company derives all significant revenues from a single operating segment. Accordingly, the Company views the operating results of its restaurants as one reportable segment.
Recently Issued Accounting Pronouncements Adopted. In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-04 ("ASU 2020-04"), Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate ("LIBOR"). This ASU is effective for all entities as of March 12, 2020 through December 31, 2022. On December 15, 2022, the Company executed an amendment to conform with the requirements of ASU 2020-04 and transitioned from LIBOR to Secured Overnight Financing Rate ("SOFR") as the benchmark rate for purposes of calculating interest on the Senior Credit Facilities. No other changes were made to the existing agreement. This amendment did not have a material impact on the Company's financial statements for the year ended January 1, 2023.
Recently Issued Accounting Pronouncements Not Yet Adopted. In the normal course of business, the Company evaluates all new Accounting Standards Updates (“ASU”) and other accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”), Securities and Exchange Commission (“SEC”), or other authoritative accounting bodies to determine the potential impact they may have on its Consolidated Financial Statements. The Company does not expect any of the recently issued accounting pronouncements, which have not already been adopted, to have a material impact on its Consolidated Financial Statements.
Subsequent events. The Company reviewed and evaluated subsequent events through the issuance date of the Company's consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED JANUARY 1, 2023, JANUARY 2, 2022 AND JANUARY 3, 2021
(Tabular amounts in thousands, except share and per share amounts)
3. Acquisitions
2021 Acquisitions
In 2021, the Company acquired an aggregate of 19 Burger King restaurants from other franchisees in the following transactions (in thousands except number of restaurants):

Closing Date	Number of Restaurants	Purchase Price	Fee-Owned (1)(2)	Market Location
June 17, 2021	14	$27,603	12	Fort Wayne, Indiana
June 23, 2021	5	3,216	1	Battle Creek, Michigan
	19	$30,819	13
(1) The 2021 acquisitions included the purchase of 13 fee-owned restaurants, of which 12 were sold in subsequent sale-leaseback transactions during the third quarter of 2021 for net proceeds of approximately $20.2 million.
(2) One of the fee-owned restaurants was closed at the end of 2021 and subsequently sold in the second quarter of 2022 for proceeds of $0.2 million.
The Company allocated the aggregate purchase price for the 2021 acquisitions at their estimated fair values. The following table summarizes the final allocation of the aggregate purchase price for the 2021 acquisitions reflected in the consolidated balance sheets as of January 1, 2023:

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

The results of operations for the restaurants acquired are included from the closing date of the respective acquisition. The 2021 acquired restaurants contributed restaurant sales of $21.9 million in the year ended January 1, 2023 and $12.9 million in the year ended January 2, 2022. It is impracticable to disclose net earnings for the post-acquisition period for the acquired restaurants as net earnings of these restaurants were not tracked on a collective basis due to the integration of administrative functions, including field supervision.

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED JANUARY 1, 2023, JANUARY 2, 2022 AND JANUARY 3, 2021
(Tabular amounts in thousands, except share and per share amounts)
The pro forma impact on the results of operations for the restaurants acquired in 2021 is included below. The pro forma results of operations are not necessarily indicative of the results that would have occurred had the acquisitions been consummated at the beginning of the periods presented, nor are they necessarily indicative of any future consolidated operating results. The following table summarizes the Company's unaudited pro forma operating results:

Year Ended
January 2, 2022
Total revenue	$1,663,860
Net loss	(41,796)
Basic and diluted net loss per share	(0.84)
This pro forma financial information does not give effect to any anticipated synergies, operating efficiencies, cost savings or integration costs related to the 2021 acquired restaurants. The pro forma financial results exclude transaction costs recorded as general and administrative expenses of $0.4 million during the year ended January 2, 2022.

4. Property and Equipment
Property and equipment at January 1, 2023 and January 2, 2022 consisted of the following:

	January 1, 2023	January 2, 2022
Land	$7,685	$10,021
Owned buildings	12,895	14,581
Leasehold improvements	454,134	442,461
Equipment	342,118	337,533
Assets subject to finance leases	30,873	22,694
	847,705	827,290
Less accumulated depreciation and amortization	(535,359)	(489,588)
	$312,346	$337,702
Assets subject to finance leases primarily represent certain leases of restaurant equipment and a building leased for one restaurant location and certain leases of restaurant equipment and had accumulated amortization at January 1, 2023 and January 2, 2022 of $18.4 million and $16.5 million, respectively. Depreciation expense for all property and equipment for the years ended January 1, 2023, January 2, 2022 and January 3, 2021 was $61.4 million, $64.5 million and $64.4 million, respectively.

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED JANUARY 1, 2023, JANUARY 2, 2022 AND JANUARY 3, 2021
(Tabular amounts in thousands, except share and per share amounts)
5. Intangible Assets
Franchise Rights. Amounts allocated to franchise rights for each acquisition of Burger King and Popeyes restaurants are amortized using the straight-line method over the average remaining term of the acquired franchise agreements plus one twenty-year renewal period. As described in Note 2, the Company reviews its franchise rights for impairment whenever events or circumstances indicate that the carrying value may not be recoverable. There was $0.2 million of impairment charges recorded related to the Company's franchise rights during the year ended January 1, 2023 as a result of a restaurant closure during the period which had been previously acquired and had a remaining franchise rights carrying value. No impairment charges were recorded related to the Company's franchise rights during the years ended January 2, 2022 and January 3, 2021.
The following is a summary of the Company's franchise rights as of the respective balance sheet dates:

Balance at January 3, 2021	$334,597
Acquisitions of restaurants (Note 3)	6,025
Amortization expense	(13,853)
Balance at January 2, 2022	326,769
Amortization expense	(13,965)
Impairment	(245)
Balance at January 1, 2023	$312,559
Amortization expense related to franchise rights for the year ended January 3, 2021 was $14.3 million. The Company expects annual amortization to be $14.0 million in 2023 and 2024 and $13.9 million in 2025, 2026 and 2027.
Goodwill. The Company is required to review goodwill for impairment annually, or more frequently when events and circumstances indicate that the carrying amount may be impaired. The Company evaluated the impact of a sustained decline in the Company's stock price during the second quarter of 2022 due to the impact of continued increases in input costs on the Company's operating margins which resulted in an implied equity premium that was outside of an observable range and was determined to be an indicator of an impairment. As a result, the Company performed a quantitative interim goodwill impairment test for its reporting units in the second quarter of 2022. As part of this interim goodwill impairment test, the Company considered certain qualitative and quantitative factors, such as the Company's performance, business forecasts, capital expenditure plans, a discount rate approximating the Company's weighted average cost of capital, and an evaluation of peer company multiples, among other factors. Using both the income approach and the market approach, the Company compared the fair value of each of its reporting units to their respective carrying values. Based on the results of this analysis, the Company determined that the fair value of its Popeyes reporting unit was less than its carrying value, and as a result, recorded a non-cash goodwill impairment of $16.7 million. The non-cash goodwill impairment represented a full write-down of the goodwill for the Popeyes reporting unit and is included in impairment and other lease charges on the condensed consolidated statements of comprehensive loss.

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED JANUARY 1, 2023, JANUARY 2, 2022 AND JANUARY 3, 2021
(Tabular amounts in thousands, except share and per share amounts)
The Company performs its annual goodwill impairment test as of the end of the eighth month of its fiscal year. As part of the annual goodwill impairment test, the Company considered certain qualitative and quantitative factors, such as the Company's performance, business forecasts, capital expenditure plans, a discount rate approximating the Company's weighted average cost of capital, and an evaluation of peer company multiples, among other factors. Given the nature of the qualitative and quantitative factors considered, there is a degree of uncertainty associated with these judgments and estimates. Notably, the business forecasts and market conditions considered within the Company's annual goodwill impairment test reflect the Company's long-standing history of operating Burger King restaurants in various business cycles. The forecasts do not reflect an immediate change in commodity costs or wage pressures, but do reflect a normalization of these costs over time. Using both the income approach and the discounted cash flow approach, the Company compared the fair value of the Burger King reporting unit to the carrying value for the reporting unit. Based on the results of this analysis, the fair value of the reporting unit exceeded its carrying value and goodwill was not impaired. There can be no assurances that goodwill will not be impaired in future periods. Estimating the fair value of goodwill requires the use of estimates and significant judgments that are based on a number of factors. These estimates and judgments may not be within the control of the Company and accordingly it is possible that the factors, judgments, and estimates could change in future periods.
The Company assessed events and circumstances from the date of its annual goodwill impairment test through January 1, 2023 and there were no indicators representing a further triggering event.

Goodwill at January 3, 2021	$122,619
Acquisition of restaurants (Note 3)	1,832
Goodwill at January 2, 2022	124,451
Impairment of goodwill	(16,700)
Goodwill at January 1, 2023	$107,751
During the year ended January 1, 2023, $16.7 million of goodwill impairment losses were recorded. There were no goodwill impairment losses recorded during the years ended January 2, 2022 and January 3, 2021.

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED JANUARY 1, 2023, JANUARY 2, 2022 AND JANUARY 3, 2021
(Tabular amounts in thousands, except share and per share amounts)

6. Impairment of Long-Lived Assets and Other Lease Charges
The Company reviews its long-lived assets, principally property and equipment, for impairment at the restaurant level. If an indicator of impairment exists for any of its assets, an estimate of the undiscounted future cash flows over the life of the primary asset for each restaurant is compared to that long-lived asset's carrying value. If the carrying value is greater than the undiscounted cash flow, the Company then determines the fair value of the asset and if an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value. For closed restaurant locations, the Company reviews the future minimum lease payments and related ancillary costs from the date of the restaurant closure to the end of the remaining lease term and records a lease charge for any ROU lease asset impairment or lease-related costs during the remaining term, net of any estimated sublease recoveries.
The Company determined the fair value of restaurant equipment, for those restaurants reviewed for impairment, based on current economic conditions. The Company determines the fair value of ROU lease assets based on an assessment of market rents and a discounted future cash flow model. These fair value asset measurements rely on significant unobservable inputs and are considered Level 3 in the fair value hierarchy.
During the year ended January 1, 2023, the Company recorded impairment and other lease charges of $4.9 million consisting of $2.1 million related to initial impairment charges for 15 underperforming restaurants, capital expenditures at previously impaired restaurants of $0.7 million, and other lease charges of $2.1 million primarily related to eight restaurants closed during the year of $1.7 million.
During the year ended January 2, 2022, the Company recorded impairment and other lease charges of $4.5 million consisting of $0.5 million for capital expenditures at previously impaired restaurants, $1.5 million related to initial impairment charges for nine underperforming restaurants, other lease charges of $0.6 million and $1.9 million related to impairment of certain owned non-operating properties.
During the year ended January 3, 2021, the Company recorded impairment and other lease charges of $12.8 million including $1.2 million for capital expenditures at previously impaired restaurants, $5.0 million related to initial impairment charges for fifteen underperforming restaurants, other lease charges of $4.6 million primarily from 22 restaurant closures, and $2.0 million related to impairment of its right of first refusal under its Area Development and Remodeling Agreement with BKC (see Note 16).

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED JANUARY 1, 2023, JANUARY 2, 2022 AND JANUARY 3, 2021
(Tabular amounts in thousands, except share and per share amounts)
7. Other Liabilities, Long-Term
Other liabilities, long-term, at January 1, 2023 and January 2, 2022 consisted of the following:

	January 1, 2023	January 2, 2022
Accrued occupancy costs	$1,797	$1,741
Accrued workers' compensation and general liability claims	5,239	4,947
Deferred compensation	3,002	2,286
Deferred federal payroll taxes	—	10,808
Lease financing obligations	1,179	5,780
Other	1,026	1,210
	$12,243	$26,772
On March 27, 2020, the United States enacted the Coronavirus Aid, Relief and Economic Security Act, as amended (the "CARES Act") as a response to the economic uncertainty resulting from COVID-19. The CARES Act provided for deferred payment of the employer portion of social security taxes through the end of 2020, with 50% of the deferred amount due December 31, 2021 (which was subsequently deferred to January 3, 2022) and the remaining 50% due December 31, 2022 (which was subsequently deferred to January 3, 2023). As of January 1, 2023, $10.8 million of this deferral remained to be repaid and was recorded as a current liability in accrued payroll, related taxes and benefits.

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED JANUARY 1, 2023, JANUARY 2, 2022 AND JANUARY 3, 2021
(Tabular amounts in thousands, except share and per share amounts)
8. Leases
During the years ended January 1, 2023, January 2, 2022 and January 3, 2021, the Company sold two, 13 and 12 restaurant properties, respectively, in sale-leaseback transactions for net proceeds of $4.1 million, $22.3 million and $22.5 million, respectively. These leases have been classified as operating leases and generally contain a twenty-year initial term plus renewal options.
Rent commitments under finance and non-cancelable operating leases at January 1, 2023 were as follows:

Fiscal year ending:	Operating Leases	Finance Leases
December 31, 2023	$102,764	$3,840
December 29, 2024	101,867	3,453
December 28, 2025	99,971	3,332
December 27, 2026	98,252	3,242
January 2, 2028	96,010	763
Thereafter	774,129	4
Total lease payments	1,272,993	14,634
Less: imputed interest	(449,120)	(1,808)
Present value of lease liabilities	823,873	12,826
Less: current portion	(47,408)	(3,091)
Total long-term lease liabilities	$776,465	$9,735
Lease Cost
    The components and classification of lease expense for the years ended January 1, 2023, January 2, 2022 and January 3, 2021 are as follows:

		Year ended
Lease cost	Classification	January 1, 2023	January 2, 2022	January 3, 2021
Operating lease cost (1)	Restaurant rent expense	$105,285	$103,733	$102,651
Operating lease cost (2)	General and administrative	853	946	606
Variable lease cost - variable rent	Restaurant rent expense	20,196	18,929	15,793
Variable lease cost - common area maintenance	Other restaurant operating expenses	578	585	521
Finance lease cost:
Amortization of right-of-use assets	Depreciation and amortization	2,798	755	1,233
Interest on lease liabilities	Interest expense	723	133	130
Total lease cost		$130,433	$125,081	$120,934
(1)Includes short-term leases which are not material.
(2)Represents operating lease costs for property and equipment not directly related to restaurant operations.

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED JANUARY 1, 2023, JANUARY 2, 2022 AND JANUARY 3, 2021
(Tabular amounts in thousands, except share and per share amounts)
Lease Position
    Supplemental balance sheet information related to leases was as follows as of January 1, 2023 and January 2, 2022:

Leases	Classification	January 1, 2023	January 2, 2022
Assets
Operating leases	Operating right-of-use assets, net	$763,935	$791,763
Finance leases	Property and equipment, net	12,429	6,153
Total leased assets		$776,364	$797,916

Liabilities
Current
Operating leases	Current portion of operating lease liabilities	$47,408	$44,688
Finance leases	Current portion of long-term debt and finance lease liabilities	3,091	1,544
Long-term
Operating leases	Operating lease liabilities	776,465	802,959
Finance leases	Long-term debt and finance lease liabilities	9,735	4,762
Total lease liabilities		$836,699	$853,953

Weighted Average Remaining Lease Term
Operating leases		12.9 years	13.5 years
Finance leases		4.1 years	4.3 years

Weighted Average Discount Rate
Operating leases		7.0%	7.0%
Finance leases		6.7%	5.8%

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED JANUARY 1, 2023, JANUARY 2, 2022 AND JANUARY 3, 2021
(Tabular amounts in thousands, except share and per share amounts)
9. Long-term Debt
Long-term debt at January 1, 2023 and January 2, 2022 consisted of the following:

	January 1, 2023	January 2, 2022
Senior Credit Facility:
Term B Loans	$167,625	$171,875
Revolving credit borrowings	12,500	—
Senior Notes Due 2029	300,000	300,000
Finance lease liabilities	12,826	6,306
Total Funded debt	492,951	478,181
Less: current portion of long-term debt and finance lease liabilities	(7,341)	(5,794)
Less: unamortized debt issuance costs	(5,401)	(6,490)
Less: original issue discount	(453)	(580)
Total Long-term Debt	$479,756	$465,317
Senior Credit Facilities. On April 30, 2019, the Company entered into senior secured credit facilities in an aggregate principal amount of $550.0 million, consisting of (i) a Term Loan B Facility in an aggregate principal amount of $425.0 million (the "Term Loan B Facility") maturing on April 30, 2026 and (ii) a revolving credit facility (including a sub-facility of $35.0 million for standby letters of credit) in an aggregate principal amount of $125.0 million maturing on April 30, 2024 (the "Revolving Credit Facility" and, together with the Term Loan B Facility, the "Senior Credit Facilities"). As of January 1, 2023, the Senior Credit Facilities, as amended, provide for an aggregate maximum commitment available for borrowings under the Revolving Credit Facility of $215.0 million and the Revolving Credit Facility matures on January 29, 2026.
The Company's obligations under the Senior Credit Facilities are guaranteed by its subsidiaries and are secured by first priority liens on substantially all of the assets of the Company and its subsidiaries, including a pledge of all of the capital stock and equity interests of its subsidiaries.
Under the Senior Credit Facilities, the Company is required to make mandatory prepayments of borrowings in the event of dispositions of assets, debt issuances and insurance and condemnation proceeds (all subject to certain exceptions).
The Senior Credit Facilities contain certain covenants, including, without limitation, those limiting the Company's and its subsidiaries' ability to, among other things, incur indebtedness, incur liens, sell or acquire assets or businesses, change the character of its business in all material respects, engage in transactions with related parties, make certain investments, make certain restricted payments or pay dividends.
In addition, the Senior Credit Facilities require the Company to meet a First Lien Leverage Ratio (as defined in the Senior Credit Facilities) under certain circumstances. The Company is only required to maintain a First Lien Leverage Ratio (as defined in the Senior Credit Facilities) of not greater than 5.75 to 1.00 (as measured on a most recent four quarter basis) if, and only if, on the last day of any fiscal quarter, the sum of the aggregate principal amount of outstanding revolving credit borrowings under the Revolving Credit Facility and the aggregate face amount of letters of credit issued under the Revolving Credit Facility (excluding undrawn letters of credit in an aggregate face amount up to $12.0 million) exceed 35% of the aggregate borrowing capacity under the Revolving Credit Facility.
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
As of January 1, 2023, there were $12.5 million revolving credit borrowings outstanding and $9.6 million of letters of credit issued under the Revolving Credit Facility. After reserving for issued letters of credit and

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED JANUARY 1, 2023, JANUARY 2, 2022 AND JANUARY 3, 2021
(Tabular amounts in thousands, except share and per share amounts)
outstanding revolving credit borrowings, $192.9 million was available for revolving credit borrowings under the Revolving Credit Facility at January 1, 2023.
The Term Loan B Facility requires quarterly installment payments, which began on September 30, 2019. Amounts outstanding at January 1, 2023 are due and payable as follows:
(i) thirteen quarterly installments of $1.1 million;
(ii) one final payment of $153.8 million on April 30, 2026.
At January 1, 2023, borrowings under the Senior Credit Facilities bore interest as follows (subject to interest rate swap as described below):
(i) Revolving Credit Facility: at a rate per annum equal to (a) the Alternate Base Rate (as defined in the Senior Credit Facilities) plus 2.25% or (b) Adjusted Term SOFR (as defined in the Senior Credit Facilities) plus 3.25%.
(ii) Term Loan B Facility borrowings: at a rate per annum equal to (a) the Alternate Base Rate (as defined in the Senior Credit Facilities) plus 2.25% or (b) Adjusted Term SOFR (as defined in the Senior Credit Facilities) plus 3.25%.
Senior Notes due 2029. On June 28, 2021, the Company issued $300.0 million principal amount of 5.875% Senior Notes due 2029 (the "Notes") in a private placement. The proceeds of the offering, together with $46.0 million of revolving credit borrowings under the Senior Credit Facilities, were used (i) to repay $74.4 million of outstanding term B-1 loans and $243.6 million of outstanding term B loans under the Senior Credit Facilities (which included scheduled principal payments), (ii) to pay fees and expenses related to the offering of the Notes and the Seventh Amendment and (iii) for working capital and general corporate purposes.
Carrols Restaurant Group and certain of its subsidiaries (the "Guarantors") entered into the Indenture (the "Indenture") dated as of June 28, 2021 with the Bank of New York Mellon Trust Company governing the Notes. The Indenture provides that the Notes will mature on July 1, 2029 and will bear interest at the rate of 5.875% per annum, payable semi-annually on July 1 and January 1 of each year, beginning on January 1, 2022. The entire principal amount of the Notes will be due and payable in full on the maturity date. The Indenture further provides that the Company (i) may redeem some or all of the Notes at any time after July 1, 2024 at the redemption prices described therein, (ii) may redeem up to 40% of the Notes using the proceeds of certain equity offerings completed before July 1, 2024 and (iii) must offer to purchase the Notes if it sells certain of its assets or if specific kinds of changes in control occur, all as set forth in the Indenture. The Notes are senior unsecured obligations of Carrols Restaurant Group and are guaranteed on an unsecured basis by the Guarantors. The Indenture contains certain covenants that limit the ability of Carrols Restaurant Group and the Guarantors to, among other things: incur indebtedness or issue preferred stock; incur liens; pay dividends or make distributions in respect of capital stock or make certain other restricted payments or investments; sell assets; agree to payment restrictions affecting Restricted Subsidiaries (as defined in the Indenture); enter into transactions with affiliates; or merge, consolidate or sell substantially all of the assets. Such restrictions are subject to certain exceptions and qualifications all as set forth in the Indenture. The Company was in compliance with all such covenants as of January 1, 2023.
Interest Rate Swap. In March 2020, the Company entered into an interest rate swap agreement with certain of its lenders under the Senior Credit Facilities to mitigate the risk of increases in the variable interest rate related to term loan borrowings under the Senior Credit Facilities. The interest rate swap originally fixed the interest rate on 50% of the outstanding borrowings under the Senior Credit Facility at 0.915% plus the applicable margin in its Senior Credit Facilities with the differences settled monthly. The Company received $1.0 million to settle the interest rate swap during the twelve months ended January 1, 2023 and made additional interest payments of $1.7 million to settle the interest rate swap during the twelve months ended January 2, 2022. The agreement matures on February 28, 2025 and had an original notional amount of $220.0 million.
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

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED JANUARY 1, 2023, JANUARY 2, 2022 AND JANUARY 3, 2021
(Tabular amounts in thousands, except share and per share amounts)
the flexibility to repay borrowings under the Senior Credit Facilities which previously needed to be maintained at the hedged $220.0 million notional amount.
On December 15, 2022, the Company executed an amendment to our interest rate swap to transition from LIBOR to SOFR as the benchmark rate for purposes of calculating interest, which also changed the fixed rate of interest from 0.915% plus the applicable margin to 0.847% plus the applicable margin. No other changes were made to the terms of the interest rate swap.
The fair value of the Company's interest rate swap agreement was an asset of $8.6 million as of January 1, 2023 which is included in other assets in the accompanying consolidated balance sheets. Changes in the valuation of the Company's interest rate swap were included as a component of other comprehensive income and will be reclassified to earnings as the income or losses are realized. The Company expects to reclassify net gains totaling $4.7 million into earnings in the next twelve months.
The Company's counterparties under this arrangement provided the Company with quarterly statements of the market values of these instruments based on significant inputs that were observable or could be derived principally from, or corroborated by, observable market data for substantially the full term of the asset or liability. The Company classified this within Level 2 of the fair value hierarchy described in Note 2. The impact on the derivative liabilities for the Company and the counterparties' non-performance risk to the derivative trades was considered when measuring the fair value of derivative liabilities.
At January 1, 2023, principal payments required on long-term debt, including finance leases, were as follows:

Fiscal year ending:
December 31, 2023	$7,341
December 29, 2024	7,156
December 28, 2025	7,228
December 27, 2026	170,468
January 2, 2028	754
Thereafter	300,004
$492,951
The weighted average interest rate on all debt, excluding lease financing obligations, for the years ended January 1, 2023, January 2, 2022 and January 3, 2021 was 5.3%, 4.8% and 4.6%, respectively. Interest expense on the Company's long-term debt, excluding lease financing obligations, was $30.7 million, $28.7 million and $27.2 million for the years ended January 1, 2023, January 2, 2022 and January 3, 2021, respectively.
10. Other Income, net
In 2022, the Company recorded other income, net of $0.9 million, which consisted of a $2.5 million gain from a settlement with a vendor, a loss on disposal of assets of $1.2 million and a loss on sale-leaseback transactions of $0.4 million.
In 2021, the Company recorded other income, net of $1.2 million, which consisted of a $1.1 million gain from the sale of a litigation claim, insurance recoveries of $1.3 million from property damage at two of the Company's and a loss on disposal of assets of $1.2 million.
In 2020, the Company recorded other income, net of $1.3 million which consisted of gains related to insurance recoveries from fire at four of its restaurants of $2.1 million, net gain on 12 sale-leaseback transactions of $0.2 million and a loss on disposal of assets of $1.0 million.

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED JANUARY 1, 2023, JANUARY 2, 2022 AND JANUARY 3, 2021
(Tabular amounts in thousands, except share and per share amounts)
11. Income Taxes
The provision (benefit) for income taxes was comprised of the following:

	Year ended
	January 1, 2023	January 2, 2022	January 3, 2021
Current:
Federal	$—	$—	$—
State	(37)	(36)	268
	(37)	(36)	268

Deferred:
Federal	(16,790)	(12,374)	(6,039)
State	(5,027)	(4,021)	(1,073)
	(21,817)	(16,395)	(7,112)
Increase in valuation allowance	21,065	11,272	13,138
Provision (benefit) for income taxes	$(789)	$(5,159)	$6,294
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED JANUARY 1, 2023, JANUARY 2, 2022 AND JANUARY 3, 2021
(Tabular amounts in thousands, except share and per share amounts)
The components of deferred income tax assets and liabilities at January 1, 2023 and January 2, 2022 were as follows:

	January 1, 2023	January 2, 2022
Deferred income tax assets:
Operating lease liabilities	$211,000	$217,236
Federal net operating loss carryforwards	26,122	26,839
Tax credit carryforwards	43,906	39,965
State net operating loss carryforwards	8,216	6,837
Interest expense limitation under section 163 (j)	8,090	1,345
Stock-based compensation expense	1,467	1,683
Accrued vacation benefits	2,904	2,844
Postretirement benefit obligations	721	766
Intangible Assets	757	—
Other deferred income tax assets	5,981	6,507
Gross deferred income tax assets	309,164	304,022
Less: Valuation allowance	(44,263)	(24,410)
Total deferred income tax assets	$264,901	$279,612

Deferred income tax liabilities:
Operating right-of-use assets	(195,705)	(202,887)
Property and equipment depreciation	(12,247)	(18,092)
Franchise rights	(61,755)	(63,030)
Accumulated other comprehensive income-postretirement benefits	(386)	(380)
Accumulated other comprehensive income-accrued interest rate swap	(2,160)	(161)
Other deferred income tax liabilities	(313)	(2,679)
Total deferred income tax liabilities	(272,566)	(287,229)
Net long-term deferred income tax liabilities	$(7,665)	$(7,617)
The Company's federal net operating loss carryforwards generated prior to December 31, 2017 expire beginning in 2035. Federal net operating losses generated subsequent to 2017 have no expiration date. As of January 1, 2023, the Company had federal net operating loss carryforwards of approximately $124.4 million, general business credits ("GBC") carryforwards of $43.9 million and approximately $170.5 million in state net operating loss carryforwards. The Company's GBC carryforwards begin to expire in 2031 and state net operating loss carryforwards begin to expire in 2023.
The Company has performed the required assessment of positive and negative evidence regarding the realization of deferred income tax assets in accordance with ASC 740 at January 1, 2023 and January 2, 2022. Under ASC 740, the weight given to negative and positive evidence is commensurate only to the extent that such evidence can be objectively verified. ASC 740 prescribes that objective historical evidence, in particular the Company's three-year cumulative loss position at January 1, 2023, be given a greater weight than subjective evidence, including the Company's forecast of future taxable income, which include assumptions that cannot be objectively verified. In determining the likelihood of future realization of the deferred income tax assets as of January 1, 2023 and January 2, 2022 the Company considered both positive and negative evidence and weighted the effect of such evidence based upon its objectivity.

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED JANUARY 1, 2023, JANUARY 2, 2022 AND JANUARY 3, 2021
(Tabular amounts in thousands, except share and per share amounts)

Based on the required weight of evidence under ASC 740, as of January 1, 2023 and January 2, 2022, the Company determined the valuation allowance needed for certain federal income tax credits, federal net operating losses and state net operating losses that may expire prior to their utilization by the Company was $44.3 million and $24.4 million, respectively. The amount of the deferred tax asset to be considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as projections for growth. The Company recorded income tax expense of $21.1 million, $11.3 million and $13.1 million in fiscal 2022, 2021 and 2020, respectively, relative to this valuation reserve.
The Company records goodwill as a result of acquisitions which is not amortized for financial reporting purposes, however, has a tax deductible life of 15 years. This results in a deferred tax expense and deferred tax liability for the indefinitely lived asset which is known as a naked credit. The deferred tax liability will have an indefinite life and is expected to increase over the 15-year amortization period. Due to the indefinite life of the cumulative losses the Company incurred in 2021 and 2022, the federal deferred tax liability from amortization of the goodwill was offset against the federal operating net losses to the extent allowed. The remaining deferred tax liability may remain on the Company's consolidated balance sheet indefinitely unless there is a financial statement impairment of goodwill recorded, or if a portion of the business is sold. Due to the potential for an indefinite life of the previously mentioned liability, it is not netted against the deferred tax assets for purposes of determining the required valuation allowance.
A reconciliation of the statutory federal income tax provision to the income tax provision (benefit) for the years ended January 1, 2023, January 2, 2022, and January 3, 2021 was as follows:

	Year ended
	January 1, 2023	January 2, 2022	January 3, 2021
Statutory federal income tax provision (benefit)	$(16,036)	$(10,119)	$(4,865)
State income taxes, net of federal benefit	(4,085)	(2,934)	(726)
Employment tax credits	(2,817)	(3,274)	(2,585)
Change in valuation allowances	21,065	11,272	13,138
Non-deductible expenses	597	431	214
Stock-based compensation	684	127	525
Rate change	—	(163)	312
Miscellaneous	(197)	(499)	281
Provision (benefit) for income taxes	$(789)	$(5,159)	$6,294
The Company's policy is to recognize interest and/or penalties related to uncertain tax positions in income tax expense. At January 1, 2023 and January 2, 2022, the Company had no unrecognized tax benefits and no accrued interest related to uncertain tax positions. The tax years 2017 - 2021 remain open to examination by the major taxing jurisdictions to which the Company is subject. Although it is not reasonably possible to estimate the amount by which unrecognized tax benefits may increase within the next twelve months due to uncertainties regarding the timing of examinations, the Company does not expect unrecognized tax benefits to significantly change in the next twelve months.
On March 27, 2020, the United States enacted the CARES Act as a response to the economic uncertainty resulting from COVID-19. The CARES Act includes modifications for net operating loss carryovers and carrybacks, limitations of business interest expense for tax, immediate refund of alternative minimum tax ("AMT") credit carryovers as well as a technical correction to the Tax Cuts and Jobs Act of 2017, referred to herein as the

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED JANUARY 1, 2023, JANUARY 2, 2022 AND JANUARY 3, 2021
(Tabular amounts in thousands, except share and per share amounts)
U.S. Tax Act, for qualified improvement property. As of January 1, 2023, the Company expects that the carryback of net operating losses will not have an impact on its current tax attributes.
12. Stock-Based Compensation
2016 Stock Incentive Plan. In 2016, the Company adopted a stock plan entitled the 2016 Stock Incentive Plan (the "2016 Plan") and reserved and authorized a total of 4,000,000 shares of common stock for grant thereunder. On June 18, 2021, at the 2021 Annual Meeting of Stockholders, the Company' stockholders approved the Second Amendment to the 2016 Plan increasing the authorized total by 3,500,000 to 7,500,000 shares of common stock for grant thereunder. As of January 1, 2023, 2,186,096 shares were available for future grant or issuance.
Stock-based compensation expense for the years ended January 1, 2023, January 2, 2022, and January 3, 2021 was $4.9 million, $6.2 million and $5.2 million, respectively. As of January 1, 2023, the total remaining stock-based compensation expense relating to time-based non-vested shares and stock options was approximately $3.8 million and the remaining weighted average vesting period for time-based non-vested shares and stock options was 1.6 years.
Time-based Non-vested Shares. During the year ended January 1, 2023, the Company granted 1,116,000 non-vested shares of common stock to certain employees and officers of the Company and 226,584 non-vested shares of common stock to outside directors of the Company. These shares generally vest in equal installments over their three-year service period, provided the participant has continuously remained an employee, officer, or director of the Company. In addition, on April 1, 2022, the Company granted 100,000 time-vested restricted shares with an original two-year vesting period to its new CEO, which became fully vested on December 31, 2022.
During the year ended January 2, 2022, the Company granted 895,000 non-vested shares of common stock to certain employees and officers of the Company and 92,744 non-vested shares of common stock to outside directors of the Company. These shares generally vest in equal installments over their three-year service period, provided the participant has continuously remained an employee, officer, or director of the Company.
During the year ended January 3, 2021, the Company granted 790,000 non-vested shares of common stock to certain employees and officers of the Company and 73,128 non-vested shares of common stock to non-employee directors. These shares generally vest in equal installments over their three-year service period provided that the participant has continuously remained an employee, officer or director of the Company.
A summary of all non-vested common share activity for the year ended January 1, 2023 was as follows:

	Shares	Weighted Average Grant Date Price
Non-vested at January 2, 2022	1,336,830	$6.55
Granted	1,442,584	$2.72
Vested	(882,053)	$6.18
Forfeited	(129,550)	$4.08
Non-vested at January 1, 2023	1,767,811	$3.79
The fair value of the non-vested shares is based on the closing price of the Company's common stock on the date of grant.
Performance-based Restricted Shares. On April 1, 2022, 600,000 performance-based restricted shares were granted to the Company's new CEO, of which 450,000 shares were subsequently forfeited on December 31, 2022. These shares fully vest on the third anniversary of the grant date based on the achievement of contractually defined EBITDA and share price growth targets. The fair value of the market-based restricted shares was determined using a Monte Carlo simulation valuation model and these shares will be expensed over a three year performance-based vesting period based on the probability of the Company's attainment of the contractually defined targets.

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED JANUARY 1, 2023, JANUARY 2, 2022 AND JANUARY 3, 2021
(Tabular amounts in thousands, except share and per share amounts)
Stock Options. During the twelve months ended January 3, 2021, the Company granted in the aggregate options to purchase 1,075,000 shares of its common stock to certain employees and officers of the Company, consisting of 739,340 shares of non-qualified stock options and 335,660 shares of incentive stock options ("ISOs"). These options become exercisable in three annual installments and are being expensed over their three-year service period. The options expire seven years from the date of the grant and were issued with an exercise price equal to the fair market value of the stock price, or $7.12 per share of common stock, on the date of grant.
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

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED JANUARY 1, 2023, JANUARY 2, 2022 AND JANUARY 3, 2021
(Tabular amounts in thousands, except share and per share amounts)
A summary of all stock option activity for the year ended January 1, 2023 was as follows:

	Options	Weighted Average Exercise Price	Average Remaining Contractual Life	Aggregate Intrinsic Value (1)
Options outstanding at January 2, 2022	1,025,000	$7.12
Forfeited	(49,500)	$7.12
Options Outstanding at January 1, 2023	975,500	$7.12	4.6	$—
Vested or expected to vest at January 1, 2023	975,500	$7.12	4.6	$—
Options exercisable at January 1, 2023	868,250	$7.12	4.6	$—
(1) The aggregate intrinsic value is calculated using the difference between the market price of the Company's common stock at January 1, 2023 of $1.36 and the grant date exercise price for only those awards that have a grant date exercise price that is less than the market price of the Company's common stock at January 1, 2023. There were no awards having a grant date exercise price less than the market price of the Company's common stock at January 1, 2023.
Restricted Stock Units. The Company has issued restricted stock units RSUs on shares of the Company's common shares to certain officers of the Company. During the twelve months ended January 1, 2023, 90,850 RSUs vested into shares of the Company's common stock at a weighted average price of $2.15 per share.
A summary of all RSU activity for the year ended January 1, 2023 was as follows:

Units
Non-vested at January 2, 2022	129,620
Granted	—
Vested	(90,850)
Non-vested at January 1, 2023	38,770

13. Stockholders' Equity
Preferred Stock. In 2012, Carrols Restaurant Group issued to BKC 100 shares of the Company's Series A Convertible Preferred Stock (the "Series A Convertible Preferred Stock") pursuant to a certificate of designation. These shares were convertible into 9,414,580 shares of Carrols Restaurant Group Common Stock ("Carrols Common Stock"). In 2018, Carrols Restaurant Group, BKC and Blue Holdco 1, LLC ("Blue Holdco" and together with BKC, the "BKC Stockholders") exchanged the Series A Convertible Preferred Stock for Series B Convertible Preferred Stock (the "Series B Convertible Preferred Stock"), with substantially the same powers, preferences and rights of the shares of Series A Convertible Preferred Stock, except to provide that such shares will be transferable by the BKC Stockholders solely to certain of its affiliates or subsidiaries. In 2022, Carrols Restaurant Group entered into a Preferred Stock Exchange Agreement with two wholly-owned indirect subsidiaries of Restaurant Brands International, Inc. RBI and Restaurant Brands International Limited Partnership ("RBI LP") (collectively, such subsidiaries are referred to herein as the "Investors") to exchange all Series B Convertible Preferred Stock for Series D Convertible Preferred Stock (the "Series D Preferred Stock") with substantially the same powers, preferences and rights of the shares of Series B Convertible Preferred Stock except that the Series D Preferred Stock may be transferred by the holders of the Series D Preferred Stock to certain other entities that are both the franchisor of the Burger King brand or an affiliate thereof and a wholly-owned direct or indirect subsidiary of either RBI or RBI LP, each an indirect parent of the Investors.
The Series D Convertible Preferred Stock ranks senior to Carrols Common Stock with respect to rights on liquidation, winding-up and dissolution of Carrols Restaurant Group. The Series D Convertible Preferred Stock is perpetual, will receive any dividends and amounts upon a liquidation event on an as converted basis, does not pay interest and has no mandatory prepayment features.

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JANUARY 1, 2023, JANUARY 2, 2022 AND JANUARY 3, 2021
(Tabular amounts in thousands, except share and per share amounts)

The BKC Stockholders also have certain approval and voting rights as set forth in the certificate of designation for the Series D Convertible Preferred Stock so long as they own greater than 7.5% of the outstanding shares of Carrols Common Stock (on an as-converted basis). The Series D Convertible Preferred Stock will vote with the Company's Common Stock on an as converted basis and provides for the right of the BKC Stockholders to elect (a) two members to the Company's Board of Directors until the date on which the number of shares of common stock into which the outstanding shares of Series D Convertible Preferred Stock held by the BKC stockholders are then convertible constitutes less than 11.5% of the total number of outstanding shares of the Company's Common Stock and (b) one member to the Company's Board of Directors until the BKC Stockholders own Series D Convertible Preferred Stock (on an as converted basis) of less than 7.5% of the total number of outstanding shares of the Company's Common Stock.
In connection with the Cambridge Merger, Cambridge Holdings was issued 10,000 shares of the Company's Series C Convertible Preferred Stock (the "Series C Convertible Preferred Stock") that was automatically converted during the third quarter of 2019 into approximately 7.5 million shares of the Company's Common Stock when such conversion was approved by the Company's stockholders at the Company's annual stockholders meeting on August 29, 2019. A Registration Rights and Stockholders' Agreement was entered into between the Company and Cambridge Holdings in connection with the issuance of Series C Convertible Preferred Stock which requires (a) two members to be nominated for election or re-election to the Company's Board of Directors until the date on which the number of shares of common stock held by Cambridge Holdings is less than 14.5% of the total number of outstanding shares of the Company's Common Stock and (b) one member to be nominated for election or re-election to the Company's Board of Directors until the date on which the number of shares of common stock held by Cambridge Holdings is less than 10% of the total number of outstanding shares of the Company's Common Stock. As of January 1, 2023 Cambridge Holdings beneficially owns approximately 23.8% of the Company's outstanding Common Stock after giving effect to treasury share repurchases.
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
At January 1, 2023, $11.0 million was available to repurchase shares under the Repurchase Program. Shares repurchased are being held in treasury until they are retired at the discretion of the Board of Directors.
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
YEARS ENDED JANUARY 1, 2023, JANUARY 2, 2022 AND JANUARY 3, 2021
(Tabular amounts in thousands, except share and per share amounts)
14. Net Loss per Share
The Company applies the two-class method to calculate and present net loss per share. The Company's non-vested restricted share awards and Series D Convertible Preferred Stock held by the BKC Stockholders contain non-forfeitable rights to dividends and are considered participating securities for purposes of computing net income per share pursuant to the two-class method. Under the two-class method, net earnings are reduced by the amount of dividends declared (whether paid or unpaid) and the remaining undistributed earnings are then allocated to common stock and participating securities, based on their respective rights to receive dividends.
Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding for the reporting period. Diluted net loss per share reflects additional shares of common stock outstanding, where applicable, calculated using the treasury stock method or the two-class method.
The following table sets forth the calculation of basic and diluted net loss per share:

	Year ended
	January 1, 2023	January 2, 2022	January 3, 2021
Basic net loss per share:
Net loss	$(75,572)	$(43,029)	$(29,463)
Less: Income attributable to non-vested shares	—	—	—
Less: Income attributable to preferred stock	—	—	—
Net loss available to common stockholders	$(75,572)	$(43,029)	$(29,463)
Weighted average common shares outstanding	50,718,387	49,899,274	50,751,185
Basic net loss per share	$(1.49)	$(0.86)	$(0.58)
Diluted net loss per share:
Net loss	$(75,572)	$(43,029)	$(29,463)
Weighted average common shares outstanding	50,718,387	49,899,274	50,751,185
Dilutive effect of preferred stock and non-vested shares	—	—	—
Dilutive weighted average common shares outstanding	50,718,387	49,899,274	50,751,185
Diluted net loss per share (1)	$(1.49)	$(0.86)	$(0.58)
Shares excluded from diluted net loss per share computations (1)	9,624,963	9,681,878	9,615,435

(1)Shares issuable upon conversion of preferred stock and non-vested shares were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive.

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED JANUARY 1, 2023, JANUARY 2, 2022 AND JANUARY 3, 2021
(Tabular amounts in thousands, except share and per share amounts)
15. Commitments and Contingencies
Lease Guarantees. Fiesta Restaurant Group, Inc. ("Fiesta"), a former wholly-owned subsidiary of the Company, was spun-off in 2012 to the Company's stockholders. As of January 1, 2023, the Company is a guarantor under 17 leases from the time when Fiesta was its subsidiary, which have lease terms expiring on various dates through 2030. As of January 1, 2023, the guarantees include eight Fiesta restaurant property leases and nine Taco Cabana leases of which all but one Fiesta-owned restaurant is still operating. Eight of these guarantees are for leases with Pollo Operations, Inc, a wholly owned subsidiary of Fiesta, and nine of the guarantees are for leases with Texas Taco Cabana, L.P., an indirect subsidiary of Taco Cabana, Inc. (together with all direct and indirect subsidiaries, "Taco"). Taco was a wholly owned subsidiary of Fiesta until August 16, 2021 when Fiesta sold all of its outstanding capital stock of Taco Cabana, Inc. to YTC Enterprises, LLC, an affiliate of Yadav Enterprises, Inc. The Company is fully liable for all obligations under the terms of the leases in the event that a tenant fails to pay any sums due under the lease, subject to indemnification provisions of the Separation and Distribution Agreement entered into in connection with the spin-off of Fiesta.
The maximum potential amount of future undiscounted rental payments the Company could be required to make under these leases at January 1, 2023 was $7.0 million. The obligations under these leases will generally continue to decrease over time as these operating leases expire, other than execution of option renewals that exist under the original leases. No payments related to these guarantees have been made by the Company to date and none are expected to be required to be made in the future. The Company has not recorded a liability for these guarantees in accordance with ASC 460 - Guarantees as Fiesta has indemnified the Company for all such obligations and the Company did not believe it was probable it would be required to perform under any of the guarantees or direct obligations.
Litigation. The Company is a party to various litigation matters that arise in the ordinary course of business. The Company does not believe that the ultimate resolution of any of these other matters will have a material adverse effect on its consolidated financial statements.
Supplier Concentrations. The Company primarily utilizes four distributors, McLane Company Inc., Lineage Foodservice Solutions, LLC, Reinhart Food Service LLC and Performance Foodservice, to supply its Burger King restaurants with the majority of its foodstuffs. As of January 1, 2023, such distributors supplied 31%, 30%, 29% and 10%, respectively, of the Company's Burger King restaurants. Additionally, one bakery supplies the rolls used in approximately 50% of the Company's Burger King restaurants. The Company utilizes five distributors for its Popeyes restaurants, five for poultry products and two for all other products. For the Company's Popeyes restaurants, one distributor, Customized Distribution Services, is the poultry product supplier for 69% of its restaurants and the non-poultry products supplier for 91% of its restaurants.

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JANUARY 1, 2023, JANUARY 2, 2022 AND JANUARY 3, 2021
(Tabular amounts in thousands, except share and per share amounts)

16. Transactions with Related Parties
In connection with an acquisition of restaurants from BKC in 2012, the Company issued to BKC 100 shares of Series A Convertible Preferred Stock, which was exchanged for 100 shares of newly issued Series B Convertible Preferred Stock in 2018. The Series B Convertible Preferred Stock was further exchanged for 100 shares of newly issued Series D Convertible Preferred Stock in 2022. These preferred shares are convertible into 9,414,580 shares of common stock, which as of January 1, 2023 represents approximately 15.1% of the outstanding shares of the Company's common stock after giving effect to the conversion of the Series D Convertible Preferred Stock and excluding shares held in treasury. See Note 13—Stockholder's Equity for further information. Pursuant to the Certificate of Designation of the Series D Convertible Preferred Stock (the "Certificate of Designation"), the BKC Stockholders are entitled to elect two representatives on the Company's Board of Directors. The approval of the BKC Stockholders is also required before the Company can take certain actions, including, among other things, amending the Company's certificate of incorporation or bylaws, declaring or paying a special cash dividend, amending the size of the Company's Board of Directors, or engaging in any business other than the ownership and operation of Burger King restaurants, in each case as more particularly described in the Certificate of Designation.
The Company operates its Burger King restaurants under franchise agreements with BKC and its Popeyes restaurants under franchise agreements with PLK, both subsidiaries of RBI. These franchise agreements generally provide for an initial term of twenty years and currently have an initial franchise fee of $50,000. With BKC's and PLK's respective approval, the Company can elect to extend franchise agreements for additional 20-year terms, provided that the restaurant meets the current restaurant image standard and the Company is not in default under terms of the franchise agreement. In addition to the initial franchise fee, the Company generally pays BKC a monthly royalty at a rate of 4.5% of its Burger King sales and PLK a weekly royalty at a rate of 5.0% of its Popeyes sales. Royalty expense was $76.8 million, $72.8 million, and $67.2 million for the years ended January 1, 2023, January 2, 2022 and January 3, 2021, respectively and is included in other restaurant operating expenses in the consolidated statements of comprehensive loss. Beginning in May of 2021, the Company also pays a monthly fee to BKC for use of its digital platform which was $2.1 million and $1.3 million for the years ended January 1, 2023 and January 2, 2022, respectively, and is included in other restaurant operating expenses in the consolidated statements of comprehensive loss.
The Company is also generally required to contribute 4% of restaurant sales from the Company's restaurants to the advertising funds utilized by BKC and PLK for their advertising, promotional programs and public relations activities, and amounts for additional local advertising in markets that approve such advertising. Advertising expense associated with these expenditures was $67.7 million, $64.0 million and $59.3 million for the years ended January 1, 2023, January 2, 2022 and January 3, 2021, respectively.
As of January 1, 2023, January 2, 2022, and January 3, 2021, the Company leased 217, 225 and 232 of its restaurant locations from BKC, respectively. As of January 1, 2023, the terms and conditions of the leases with BKC are identical to those between BKC and their third-party lessor for 94 of the restaurants. Aggregate rent under these BKC leases for the years ended January 1, 2023, January 2, 2022 and January 3, 2021 was $27.7 million, $26.9 million, and $25.9 million, respectively. The Company does not believe that such lease terms have been significantly affected by the fact that the Company and BKC are deemed to be related parties.
As of January 1, 2023 and January 2, 2022, the Company owed BKC $16.0 million and $16.3 million respectively, related to the payment of advertising, royalties, digital fees, rent and real estate taxes, which is normally remitted on a monthly basis. These costs are included in accounts payable, other current liabilities, and accrued real estate taxes on the accompanying consolidated balance sheets.
The Company, Carrols Corporation, Carrols LLC, and BKC entered into an Amended Area Development Agreement on January 4, 2021 (the "Amended ADA"). Under the Amended ADA, Carrols LLC has agreed to open, build and operate a total of 50 new Burger King restaurants, 80% of which must be in Kentucky, Tennessee and Indiana. This includes four Burger King restaurants by September 30, 2021 (which were completed in 2021), 10 additional Burger King restaurants by September 30, 2022, 12 additional Burger King restaurants by September 30, 2023, 12 additional Burger King restaurants by September 30, 2024 and 12 additional Burger King restaurants by

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JANUARY 1, 2023, JANUARY 2, 2022 AND JANUARY 3, 2021
(Tabular amounts in thousands, except share and per share amounts)

September 30, 2025. There is a 90-day cure period to meet the required restaurant development each development year. The Company is in ongoing discussions with BKC regarding its development plans, and does not believe the penalties, if any, associated with not meeting these commitments will be material.
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
In 2022, the Company entered an agreement with BKC in connection with their "Reclaim the Flame" investment plan. Pursuant to this initiative, BKC has agreed to fund $120 million in additional advertising expenditures over the period October 1, 2022 through December 31, 2024. Following the franchisor's investment period in 2023 and 2024, participating franchisees have agreed to increase their advertising fund contributions by 50 basis points through 2026 if a profitability threshold for the Burger King system is met for the full fiscal year 2024, and further through 2028 if a secondary profitability threshold is met for the full fiscal year 2026.
17. Retirement Plans
The Company offers its salaried employees the option to participate in the Carrols Corporation Retirement Savings Plan (the "Retirement Plan"). The Retirement Plan includes a savings option pursuant to section 401(k) of the Internal Revenue Code in addition to a post-tax savings option. Participating employees may contribute up to 50% of their salary annually to either of the savings options, subject to other limitations. The employees may allocate their contributions to various investment options available under a trust established by the Retirement Plan. The Company may elect to contribute to the Retirement Plan on an annual basis. The Company's contribution is equal to 50% of the employee's contribution subject to a maximum annual amount and begins to vest after one year of service and fully vests after five years of service. A year of service is defined as a plan year during which an employee completes at least 1,000 hours of service. Expense recognized for the Company's contributions to the Retirement Plan was $1.9 million, $1.8 million and $1.9 million for the years ended January 1, 2023, January 2, 2022 and January 3, 2021, respectively.
The Company also has an Amended and Restated Deferred Compensation Plan which permits employees not eligible to participate in the Retirement Plan because they have been excluded as "highly compensated" employees (as so defined in the Retirement Plan) to voluntarily defer portions of their base salary and annual bonus. All amounts deferred by the participants earn interest at 8% per annum. There is no Company matching on any portion of the funds. At January 1, 2023 and January 2, 2022, a total of $3.1 million and $4.9 million, respectively, was deferred under this plan, including accrued interest, which is included in accrued payroll and long-term other liabilities on the accompanying consolidated balance sheets.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED JANUARY 1, 2023, JANUARY 2, 2022 AND JANUARY 3, 2021
(In thousands)

	Column B	Column C		Column D	Column E
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to other accounts	Deductions	Balance at End of Period
Year Ended January 1, 2023
Deferred income tax valuation allowance	$24,410	21,065	(1,212)	$—	$44,263
Year Ended January 2, 2022
Deferred income tax valuation allowance	$13,138	11,272	—	$—	$24,410

SIGNATURES
Pursuant to the requirements of the Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th day of March 2023.

CARROLS RESTAURANT GROUP, INC.

/s/ Anthony E. Hull
(Signature)
Anthony E. Hull Interim President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.

Signature	Title	Date

/s/ Anthony E. Hull	Interim President and Chief Executive Officer	March 9, 2023
Anthony E. Hull

/s/ Anthony E. Hull	Vice President, Chief Financial Officer and Treasurer	March 9, 2023
Anthony E. Hull

/s/ Hannah S. Craven	Director	March 9, 2023
Hannah S. Craven

/s/ Thomas B. Curtis	Director	March 9, 2023
Thomas B. Curtis

/s/ Deborah M. Derby	Director	March 9, 2023
Deborah M. Derby

/s/ Matthew Dunnigan	Director	March 9, 2023
Matthew Dunnigan

/s/ Lawrence E. Hyatt	Director	March 9, 2023
Lawrence E. Hyatt

/s/ David S. Harris	Director	March 9, 2023
David S. Harris

/s/ Matthew Terker Perelman	Director	March 9, 2023
Matthew Terker Perelman

/s/ Alexander R. Sloane	Director	March 9, 2023
Alexander R. Sloane
/s/ John Davis Smith	Director	March 9, 2023
John Davis Smith