Form 10-Q
period 2023-04-02
CARROLS RESTAURANT GROUP, INC.
filed 2023-05-11
CIK 809248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2023
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 5, 2023, Carrols Restaurant Group, Inc. had 54,065,151 shares of its common stock, $.01 par value, outstanding.

CARROLS RESTAURANT GROUP, INC.
FORM 10-Q
QUARTER ENDED APRIL 2, 2023

PART I—FINANCIAL INFORMATION
ITEM 1—INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CARROLS RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	April 2, 2023	January 1, 2023
ASSETS
Current assets:
Cash and cash equivalents	$4,881	$18,364
Trade and other receivables	24,515	19,933
Inventories	12,938	14,417
Prepaid expenses and other current assets	18,179	15,562
Total current assets	60,513	68,276
Property and equipment, net of accumulated depreciation of $546,308 and $535,359, respectively	305,224	312,346
Franchise rights, net of accumulated amortization of $164,295 and $161,426, respectively (Note 3)	309,075	312,804
Goodwill (Note 3)	107,751	107,751
Franchise agreements, at cost less accumulated amortization of $17,670 and $16,975, respectively	27,619	28,256
Operating right-of-use assets, net (Note 6)	761,754	763,935
Other assets (Note 7)	12,245	14,350
Total assets	$1,584,181	$1,607,718
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt and finance lease liabilities (Notes 6 and 7)	$7,368	$7,341
Current portion of operating lease liabilities (Note 6)	47,948	47,408
Accounts payable	31,533	30,491
Accrued interest	5,074	9,643
Accrued payroll, related taxes and benefits	37,173	49,934
Accrued real estate taxes	6,782	8,896
Other liabilities	37,639	25,687
Total current liabilities	173,517	179,400
Long-term debt and finance lease liabilities, net of current portion (Notes 6 and 7)	465,735	479,756
Operating lease liabilities (Note 6)	774,927	776,465
Deferred income taxes, net (Note 8)	8,546	7,665
Other liabilities (Note 5)	10,085	13,590
Total liabilities	1,432,810	1,456,876
Commitments and contingencies (Note 10)
Stockholders' equity (Note 12):
Preferred stock, par value $.01; authorized 20,000,000 shares, issued and outstanding—100 shares	—	—
Voting common stock, par value $.01; authorized—100,000,000 shares, issued—56,316,888 and 54,928,225 shares, respectively, and outstanding—51,526,036 and 50,903,111 shares, respectively	538	530
Additional paid-in capital	293,797	292,708
Accumulated deficit	(136,104)	(136,968)
Accumulated other comprehensive income	7,565	8,702
Treasury stock, at cost	(14,425)	(14,130)
Total stockholders' equity	151,371	150,842
Total liabilities and stockholders' equity	$1,584,181	$1,607,718
See notes to unaudited condensed consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended
	April 2, 2023	April 3, 2022
Restaurant sales	$445,162	$399,476
Operating expenses:
Food, beverage and packaging costs	125,443	123,057
Restaurant wages and related expenses	146,324	141,620
Restaurant rent expense (Note 6)	31,834	31,013
Other restaurant operating expenses	69,132	65,407
Advertising expense	17,898	15,964
General and administrative expenses (including stock-based compensation of $1,097 and $1,941, respectively)	25,740	22,017
Depreciation and amortization	18,718	19,542
Impairment and other lease charges (Note 4)	1,340	496
Other (income) expense, net (Note 14)	(1,506)	202
Total operating expenses	434,923	419,318
Income (loss) from operations	10,239	(19,842)
Interest expense	8,233	7,436
Income (loss) before income taxes	2,006	(27,278)
Provision (benefit) from income taxes (Note 8)	1,142	(6,009)
Net income (loss)	$864	$(21,269)
Basic and diluted net income (loss) per share (Note 13)	$0.01	$(0.42)
Shares used in computing net income (loss) per share:
Weighted average common shares outstanding:
Basic weighted average common shares outstanding	51,422,010	50,460,279
Diluted weighted average common shares outstanding	61,420,034	50,460,279
Comprehensive income (loss), net of tax:
Net income (loss)	$864	$(21,269)
Change in valuation of interest rate swap (Note 7)	(1,137)	4,282
Comprehensive loss	$(273)	$(16,987)
See notes to unaudited condensed consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share and per share amounts)
(Unaudited)

							Accumulated
					Additional		Other			Total
	Common Stock		Preferred Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock		Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Shares	Amount	Equity
Balance, January 1, 2023	53,010,414	$530	100	$—	$292,708	$(136,968)	$8,702	(2,107,303)	$(14,130)	$150,842
Stock-based compensation	—	—	—	—	1,097	—	—	—	—	1,097
Vesting of non-vested shares and RSUs	767,359	8	—	—	(8)	—	—	—	—	—
Net income	—	—	—	—	—	864	—	—	—	864
Purchase of treasury stock	—	—	—	—	—	—	—	(144,434)	(295)	(295)
Change in valuation of interest rate swap, net of income taxes of $260 (Note 7)	—	—	—	—	—	—	(1,137)	—	—	(1,137)
Balance, April 2, 2023	53,777,773	$538	100	$—	$293,797	$(136,104)	$7,565	(2,251,737)	$(14,425)	$151,371

Balance, January 2, 2022	52,037,511	$520	100	$—	$287,816	$(61,396)	$1,411	(2,104,953)	$(14,127)	$214,224
Stock-based compensation	—	—	—	—	1,941	—	—	—	—	1,941
Vesting of non-vested shares and RSUs	856,039	9	—	—	(9)	—	—	—	—	—
Net loss	—	—	—	—	—	(21,269)	—	—	—	(21,269)
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	—
Change in valuation of interest rate swap, net of income taxes of $1,268 (Note 7)	—	—	—	—	—	—	4,282	—	—	4,282
Balance, April 3, 2022	52,893,550	$529	100	$—	$289,748	$(82,665)	$5,693	(2,104,953)	$(14,127)	$199,178
See notes to unaudited condensed consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	April 2, 2023	April 3, 2022
Cash flows provided by (used in) operating activities:
Net income (loss)	$864	$(21,269)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Gain) loss on disposals of property and equipment, including sale-leasebacks	(1,521)	218
Stock-based compensation	1,097	1,941
Impairment and other lease charges	1,340	496
Depreciation and amortization	18,718	19,542
Amortization of deferred financing costs	543	543
Amortization of discount on debt	32	32
Deferred income taxes	1,142	(6,009)
Changes in other operating assets and liabilities	(14,222)	(22,063)
Net cash provided by (used in) operating activities	7,993	(26,569)
Cash flows used for investing activities:
Capital expenditures:
New restaurant development	(858)	(2,622)
Restaurant remodeling	(2,035)	(5,319)
Other restaurant capital expenditures	(3,774)	(4,151)
Corporate and restaurant information systems	(1,322)	(1,097)
Total capital expenditures	(7,989)	(13,189)
Proceeds from sale of other assets	—	635
Proceeds from insurance recoveries	1,126	—
Net cash used for investing activities	(6,863)	(12,554)
Cash flows (used in) provided by financing activities:
Principal payments on Term B Loans	(1,063)	(1,063)
Borrowings under revolving credit facility	11,000	47,750
Repayments under revolving credit facility	(23,500)	(27,750)
Principal payments on finance lease liabilities	(755)	(484)
Purchase of treasury shares	(295)	—
Net cash (used in) provided by financing activities	(14,613)	18,453
Net decrease in cash and cash equivalents	(13,483)	(20,670)
Cash and cash equivalents, beginning of period	18,364	29,151
Cash and cash equivalents, end of period	$4,881	$8,481
Supplemental disclosures:
Interest paid on long-term debt	$12,137	$11,260
Interest paid on lease financing obligations	—	26
Interest paid on finance leases	208	108
Accruals for capital expenditures	1,945	2,920
Finance lease obligations incurred	20	3,038
Gain (loss) on sale-leaseback transactions	822	(74)
Operating lease assets and liabilities resulting from lease modifications and new leases	10,819	5,620
Operating cash flows related to operating leases	25,739	25,521
See notes to unaudited condensed consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except share and per share amounts)

1. Business Description
At April 2, 2023, Carrols Restaurant Group, Inc. ("Carrols Restaurant Group") operated, as franchisee, 1,019 Burger King® restaurants in 23 Northeastern, Midwestern, Southcentral and Southeastern states and 65 Popeyes® restaurants in seven Southeastern states. Carrols Restaurant Group, Inc. is a holding company and conducts all of its operations through its direct and indirect wholly-owned subsidiaries Carrols Corporation and New CFH, LLC and their wholly-owned subsidiaries. Carrols Corporation's material wholly-owned subsidiary is Carrols LLC, a Delaware limited liability company. New CFH LLC's material direct and indirect wholly-owned subsidiaries include Frayser Quality, LLC and Nashville Quality, LLC (and together with New CFH, LLC's immaterial direct and indirect subsidiaries, collectively, "New CFH"). Unless the context otherwise requires, Carrols Restaurant Group and its direct and indirect wholly-owned subsidiaries are collectively referred to as the "Company."

2. Significant Accounting Policies
Basis of Consolidation. The accompanying condensed consolidated financial statements include the accounts of the Company and its direct and indirect wholly-owned subsidiaries. All intercompany transactions have been eliminated in consolidation.
Fiscal Year. The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. The three months ended April 2, 2023 and April 3, 2022 each contained thirteen weeks. The 2023 fiscal year will end December 31, 2023 and will contain 52 weeks.
Basis of Presentation. The unaudited condensed consolidated financial statements as of and for the three months ended April 2, 2023 and April 3, 2022 have been prepared without an audit pursuant to the rules and regulations of the Securities and Exchange Commission and do not include certain of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of such unaudited condensed consolidated financial statements have been included. The results of operations for the three months ended April 2, 2023 are not necessarily indicative of the results to be expected for the full year.
These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended January 1, 2023. The January 1, 2023 consolidated balance sheet data is derived from those audited consolidated financial statements.
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
Segment Information. Operating segments are components of an entity for which discrete financial information is available and is regularly reviewed by the chief operating decision maker in order to allocate resources and assess performance. The Company's chief operating decision-maker, our President and Chief Executive Officer ("CEO"), currently evaluates the Company's operations from a number of different operational perspectives; however, resource allocation decisions are determined based on the chief operating decision-maker's evaluation of the total Company operations. The Company derives all significant revenues from a single operating segment, its restaurant business. Accordingly, the Company views the operating results of its restaurants as one reportable segment.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

Cash and Cash Equivalents. The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. At both April 2, 2023 and January 1, 2023, the Company did not have any cash invested in money market funds classified as cash equivalents on the condensed consolidated balance sheets.
Food, Beverage and Packaging Costs. The Company includes food, beverage and packaging costs and delivery charges, net of any vendor purchase discounts and rebates, in food, beverage, and packaging costs.
Fair Value of Financial Instruments. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. In determining fair value, the accounting standards establish a three-level hierarchy for inputs used in measuring fair value as follows: Level 1 inputs are quoted prices in active markets for identical assets or liabilities; Level 2 inputs are observable for the asset or liability, either directly or indirectly, including quoted prices in active markets for similar assets or liabilities; and Level 3 inputs are unobservable and reflect the Company's own assumptions. Financial instruments include cash and cash equivalents, trade and other receivables, accounts payable and long-term debt. The carrying amounts of cash and cash equivalents, trade and other receivables and accounts payable approximate fair value because of the short-term nature of these financial instruments. Borrowings under the Company's Senior Credit Facilities (including its term B loans) accrue interest at a floating rate tied to a standard short-term borrowing index selected at the Company's option, plus an applicable margin. The Company's liability for its Senior Credit Facilities and 5.875% Senior Notes due 2029 are carried at historical cost in the accompanying balance sheets. The fair value of our term B loans and 5.875% Senior Notes due 2029 is based on recent trading activity, which are Level 2 inputs in the fair value hierarchy. As of April 2, 2023, the term B loans traded at 91.9% of par value and the 5.875% Senior Notes due 2029 traded at 80.5% of par value.
The Company recognizes its derivative arrangements on the balance sheet at fair value, which is considered a Level 2 input. The Company's only derivative is an interest rate swap (the "Swap") which is designated as a cash flow hedge. Accordingly, the entire change in the fair value of the cash flow hedges included in the assessment of hedge effectiveness is recognized in accumulated other comprehensive income. The amounts recorded in other comprehensive income will subsequently be reclassified to earnings as an increase or decrease to interest expense as realized through receipts or payments. The Company classifies cash inflows and outflows from derivatives within operating activities on the condensed consolidated statements of cash flows. The Swap was valued at $7.2 million as of April 2, 2023 and it is classified as Level 2 within the fair value hierarchy.
Fair value measurements of non-financial assets and non-financial liabilities are primarily used in the impairment analysis of long-lived assets, goodwill and intangible assets. Long-lived assets and definite-lived intangible assets are measured at fair value on a nonrecurring basis using Level 3 inputs. As described in Note 4, the Company recorded long-lived asset impairment charges of $0.1 million during the three months ended April 2, 2023 and $0.2 million during the three months ended April 3, 2022.
Recently Issued Accounting Pronouncements. In the normal course of business, the Company evaluates all new Accounting Standards Updates ("ASU") and other accounting pronouncements issued by the Financial Accounting Standards Board ("FASB"), Securities and Exchange Commission ("SEC"), or other authoritative accounting bodies to determine the potential impact they may have on its Consolidated Financial Statements. The Company does not expect any of the recently issued accounting pronouncements, which have not already been adopted, to have a material impact on its Consolidated Financial Statements.
Subsequent Events. The Company reviewed and evaluated subsequent events through the issuance date of the Company's unaudited condensed consolidated financial statements. See "Subsequent Events" footnote 15 for the Company's evaluation.

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
The Company assesses the potential impairment of franchise rights whenever events or changes in circumstances indicate that the carrying value may not be recoverable, including as a result of closures of restaurants that were part of an acquisition, a shortfall in undiscounted operating cash flows over the projected remaining life of the franchise rights to the carrying value of such franchise rights for each acquisition group, or other indicators of impairment. If an indicator of impairment exists, an estimate of the aggregate undiscounted cash flows from the acquired restaurants is compared to the respective carrying value of franchise rights for each acquisition. If an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value. No impairment charges were recorded related to the Company's franchise rights for three months ended April 2, 2023 and April 3, 2022.
The change in franchise rights for the three months ended April 2, 2023 was from amortization expense during the period. Amortization expense related to franchise rights was $3.5 million for each of the three months ended April 2, 2023 and April 3, 2022, respectively. The Company expects annual amortization expense to be $13.9 million in fiscal 2023 through fiscal 2028.
Goodwill. The Company is required to review goodwill for impairment annually, or more frequently when events and circumstances indicate that the carrying amount may be impaired. If the determined fair value of the reporting unit is less than the related carrying amount, an impairment loss is recognized. The Company performs its annual impairment assessment as of the end of the eighth month of its fiscal year. As part of this goodwill impairment assessment, the Company considers certain qualitative factors, such as the Company's performance, business forecasts and expansion plans, a discount rate approximating the Company's weighted average cost of capital, general economic conditions, and evaluation of peer company multiples, among other factors. Given the nature of the qualitative and quantitative factors considered, there is a degree of uncertainty associated with these judgments and estimates. Notably, the business forecasts and market conditions considered within the Company's annual goodwill impairment test reflect the Company's long-standing history of operating restaurants in various business cycles. The forecasts reflect a normalization of commodity costs and restaurant labor margins, that we have addressed through recent pricing and promotional discounting changes, and reflect continued normalization of these costs over time. Using both the income approach and the market approach, the Company compares the fair value of its Burger King reporting unit to its carrying value. The Company assessed events and circumstances from the date of its annual goodwill impairment test through April 2, 2023 and there were no indicators representing a triggering event. There were no goodwill impairment losses recorded during the three months ended April 2, 2023 and April 3, 2022.
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
During the three months ended April 2, 2023, the Company recorded impairment and other lease charges of $1.3 million consisting of capital expenditures at previously impaired restaurants of $0.1 million and $1.2 million of other lease charges related to three restaurants closed during the first quarter.
During the three months ended April 3, 2022, the Company recorded impairment and other lease charges of $0.5 million consisting of $0.1 million of initial impairment charges for one underperforming restaurant, capital expenditures at previously impaired restaurants of $0.1 million and $0.3 million of other lease charges related to a restaurant closed during the first quarter.
5. Other Liabilities, Long-Term
Other liabilities, long-term, at April 2, 2023 and January 1, 2023 consisted of the following:

	April 2, 2023	January 1, 2023
Accrued occupancy costs	$1,701	$1,797
Accrued workers' compensation and general liability claims	3,388	5,239
Deferred compensation	2,612	3,002
Accrued post retirement benefits	1,333	1,347
Other	1,051	2,205
	$10,085	$13,590
6. Leases
The Company utilizes land and buildings in its operations under various lease agreements. The Company does not consider any one of these individual leases material to the Company's operations. Initial lease terms are generally for twenty years and provide for renewal options with rent escalations. The exercise of such renewal options is generally at the Company's sole discretion. The Company evaluates renewal options at lease commencement and upon any lease amendments or remodeling activity to determine if such options are reasonably certain to be exercised based on economic factors. Certain leases also require variable rent, determined as a percentage of sales as defined by the terms of the applicable lease agreement. For most locations, the Company is obligated for occupancy-related costs including payment of property taxes, insurance and utilities.
Right-of-use lease assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make payments in exchange for that right of use. As the rate implicit within our leases is not readily determinable, the Company uses market and term-specific incremental borrowing rates which consider the rate of interest it expects to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. ROU assets are also reduced by lease incentives, increased by initial direct costs and adjusted by favorable lease assets and unfavorable lease liabilities.
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
Lease Cost
The components and classification of lease expense for the three months ended April 2, 2023 and April 3, 2022 are as follows:

		Three Months Ended
Lease cost	Classification	April 2, 2023	April 3, 2022
Operating lease cost(1)	Restaurant rent expense	$26,363	$26,604
Operating lease cost(2)	General and administrative	305	213
Variable lease cost	Restaurant rent expense	5,471	4,409
Finance lease cost:
Amortization of right-of-use assets	Depreciation and amortization	825	487
Interest on lease liabilities	Interest expense	208	108
Total lease cost		$33,172	$31,821
(1)Includes short-term leases which are not material.
(2)Represents operating lease costs for property and equipment not directly related to restaurant operations.

7. Long-term Debt
Long-term debt at April 2, 2023 and January 1, 2023 consisted of the following:

	April 2, 2023	January 1, 2023
Senior Credit Facility:
Term B Loans	$166,563	$167,625
Revolving credit borrowings	—	12,500
Senior Notes Due 2029	300,000	300,000
Finance lease liabilities	12,090	12,826
Total Funded debt	478,653	492,951
Less: current portion of long-term debt and finance lease liabilities	(7,368)	(7,341)
Less: unamortized debt issuance costs	(5,129)	(5,401)
Less: unamortized original issue discount	(421)	(453)
Total Long-term debt	$465,735	$479,756
Senior Credit Facilities. On April 30, 2019, the Company entered into senior secured credit facilities in an aggregate principal amount of $550.0 million, consisting of (i) a Term Loan B Facility in an aggregate principal amount of $425.0 million (the "Term Loan B Facility") maturing on April 30, 2026 and (ii) a revolving credit facility (including a sub-facility of $35.0 million for standby letters of credit) in an aggregate principal amount of $125.0 million maturing on April 30, 2024 (the "Revolving Credit Facility" and, together with the Term Loan B Facility, the "Senior Credit Facilities"). As of April 2, 2023, the Senior Credit Facilities, as amended, provide for an aggregate maximum commitment available for borrowings under the Revolving Credit Facility of $215.0 million. The Revolving Credit Facility matures on January 29, 2026.
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
As of April 2, 2023, there were no revolving credit borrowings outstanding and $10.5 million of letters of credit issued under the Revolving Credit Facility. After reserving for issued letters of credit and outstanding revolving credit borrowings, $204.5 million was available for revolving credit borrowings under the Senior Credit Facilities at April 2, 2023.
The Term Loan B Facility requires quarterly installment payments, which began on September 30, 2019. Amounts outstanding at April 2, 2023 are due and payable as follows:
(i) twelve remaining quarterly installments of $1.1 million;
(ii) one final payment of $153.8 million on April 30, 2026.
At April 2, 2023, borrowings under the Revolving Credit Facility and Term Loan B Facility each bore interest at a rate per annum equal to (a) the Alternate Base Rate (as defined in the Senior Credit Facilities) plus 2.25% or (b) Adjusted Term SOFR (as defined in the Senior Credit Facilities) plus 3.25% (subject to the interest rate swap as described below).
The weighted average interest rate for borrowings on long-term debt balances was 5.8% for three months ended April 2, 2023, and 4.9% for the three months ended April 3, 2022.
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
Carrols Restaurant Group and certain of its subsidiaries (the "Guarantors") entered into the Indenture (the "Indenture") dated as of June 28, 2021 with the Bank of New York Mellon Trust Company governing the Notes. The Indenture provides that the Notes will mature on July 1, 2029 and will bear interest at the rate of 5.875% per annum, payable semi-annually on July 1 and January 1 of each year, beginning on January 1, 2022. The entire principal amount of the Notes will be due and payable in full on the maturity date. The Indenture further provides that the Company (i) may redeem some or all of the Notes at any time after July 1, 2024 at the redemption prices described therein, (ii) may redeem up to 40% of the Notes using the proceeds of certain equity offerings completed

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

before July 1, 2024 and (iii) must offer to purchase the Notes if it sells certain of its assets or if specific kinds of changes in control occur, all as set forth in the Indenture. The Notes are senior unsecured obligations of Carrols Restaurant Group and are guaranteed on an unsecured basis by the Guarantors. The Indenture contains certain covenants that limit the ability of Carrols Restaurant Group and the Guarantors to, among other things: incur indebtedness or issue preferred stock; incur liens; pay dividends or make distributions in respect of capital stock or make certain other restricted payments or investments; sell assets; agree to payment restrictions affecting Restricted Subsidiaries (as defined in the Indenture); enter into transactions with affiliates; or merge, consolidate or sell substantially all of the assets. Such restrictions are subject to certain exceptions and qualifications all as set forth in the Indenture. The Company was in compliance with all such covenants as of April 2, 2023.
Interest Rate Swap. In March 2020, the Company entered into an interest rate swap agreement with certain of its lenders under the Senior Credit Facilities to mitigate the risk of increases in the variable interest rate related to term loan borrowings under the Senior Credit Facilities. The interest rate swap originally fixed the interest rate on 50% of outstanding borrowings under the Senior Credit Facility at 0.915% plus the applicable margin in its Senior Credit Facilities with the differences settled monthly. The agreement matures on February 28, 2025 and originally had a notional amount of $220.0 million, which was reduced to a notional amount of $120.0 million in 2021.
In 2022, the Company modified its interest rate swap to transition from LIBOR to SOFR as the benchmark rate, which also changed the fixed rate of interest from 0.915% plus the applicable margin to 0.847% plus the applicable margin.
The Company received $1.1 million to settle the interest rate swap of during the three months ended April 2, 2023 and made additional interest payments of $0.2 million to settle the interest rate swap during the three months ended April 3, 2022.
The fair value of the Company's interest rate swap agreement was an asset of $7.2 million as of April 2, 2023 which is included in other assets in the accompanying condensed consolidated balance sheets. Changes in the fair value of the cash flow hedges included in the assessment of hedge effectiveness is recognized in accumulated other comprehensive income. The amounts recorded in other comprehensive income will subsequently be reclassified to earnings as an increase or decrease to interest expense as realized through receipts or payments. The Company expects to recognize net gains totaling $4.7 million into earnings in the next twelve months.
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
8. Income Taxes
The provision (benefit) for income taxes for the three months ended April 2, 2023 and April 3, 2022 was comprised of the following:

	Three Months Ended
	April 2, 2023	April 3, 2022
Current	$—	$—
Deferred	2,473	(8,216)
Change in valuation allowance	(1,331)	2,207
Provision (benefit) for income taxes	$1,142	$(6,009)
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

The provision for income taxes for the three months ended April 2, 2023 was derived using an estimated effective annual income tax rate for all of 2023 of 18.7%, which is inclusive of the estimated change in the Company's valuation allowance on its deferred tax assets and excludes other discrete tax adjustments. The difference compared to the statutory rate for 2023 is attributed to various nondeductible tax expenses and non-refundable business credits which are not directly related to the amount of pre-tax loss recorded in the period as well as the change in valuation allowance. Accordingly, in periods where recorded pre-tax income (loss) is relatively small, the proportional effect of these items on the effective rate may be significant. The income tax provision for the three months ended April 2, 2023 included $0.8 million of tax expense from net discrete tax adjustments.
The benefit for income taxes for the three months ended April 3, 2022 was derived using an estimated effective annual income tax rate for all of 2022 of 22.0%, which is inclusive of the estimated change in the Company's valuation allowance on its deferred tax assets and excludes other discrete tax adjustments. The difference compared to the statutory rate for 2022 is attributed to various nondeductible tax expenses and non-refundable business credits which are not directly related to the amount of pre-tax loss recorded in the period as well as the valuation allowance charge. There were no discrete tax adjustments during the three months ended April 3, 2022.
The Company's federal net operating loss carryforwards generated prior to December 31, 2017 expire beginning in 2035. Federal net operating losses generated subsequent to 2017 have no expiration date. As of April 3, 2022, the Company had federal net operating loss carryforwards of approximately $124.4 million, general business credits ("GBC") carryforwards of $43.9 million and approximately $170.5 million in state net operating loss carryforwards. The Company's GBC carryforwards begin to expire in 2031 and state net operating loss carryforwards begin to expire in 2023.
The Company performs an assessment of positive and negative evidence regarding the realization of its deferred income tax assets as required by ASC 740. Under ASC 740, the weight given to negative and positive evidence is commensurate only to the extent that such evidence can be objectively verified. ASC 740 prescribes that objective historical evidence, in particular the Company's three-year cumulative loss position at April 2, 2023, be given greater weight than subjective evidence, including the Company's forecast of future taxable income, which include assumptions that cannot be objectively verified. In determining the likelihood of future realization of the deferred income tax assets as of April 2, 2023 and January 1, 2023 the Company considered both positive and negative evidence and weighted the effect of such evidence based upon its objectivity. At April 2, 2023 and January 1, 2023, the Company determined that a valuation allowance was needed for certain federal income tax credits and state operating loss carryforwards in the amount of $43.0 million and $44.3 million, respectively, as they may expire prior to their utilization by the Company. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as projections for growth. The Company recorded an income tax benefit of $1.3 million in the three months ended April 2, 2023 relative to this valuation reserve as pre-tax income in the period resulted in higher NOL utilization.
The Company's policy is to recognize interest and/or penalties related to uncertain tax positions in income tax expense. At April 2, 2023 and January 1, 2023, the Company had no unrecognized tax benefits and no accrued interest related to uncertain tax positions. The tax years 2019 - 2022 remain open to examination by the major taxing jurisdictions to which the Company is subject. Although it is not reasonably possible to estimate the amount by which unrecognized tax benefits may increase within the next twelve months due to the uncertainties regarding the timing of examinations, the Company does not expect unrecognized tax benefits to significantly change in the next twelve months.
9. Stock-Based Compensation
Stock-based compensation expense for the three months ended April 2, 2023 and April 3, 2022 was $1.1 million and $1.9 million, respectively. The first quarter of 2022 included additional stock-based compensation expense of $0.7 million related to the accelerated vesting of certain awards upon the retirement of our former CEO.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

As of April 2, 2023, the total unrecognized stock-based compensation expense relating to time-vested restricted shares and stock options was approximately $5.7 million and the Company expects to record an additional $2.6 million in stock-based compensation expense related to the vesting of these awards in the remainder of 2023. The remaining weighted average vesting period for stock options and non-vested shares was 2.2 years.
Time-based Non-vested Shares. During the three months ended April 2, 2023, the Company granted 1,001,915 non-vested shares of common stock to certain employees and officers of the Company and 384,807 non-vested shares of common stock to the outside directors of the Company. These shares generally vest in equal installments over their three-year service period, provided the participant has continuously remained an employee, officer or director of the Company.
A summary of all non-vested common share activity for the three months ended April 2, 2023 was as follows:

	Shares	Weighted Average Grant Date Price
Non-vested at January 1, 2023	1,767,811	$3.79
Granted	1,386,722	$2.04
Vested	(753,818)	$4.28
Forfeited	(11,600)	$2.48
Non-vested at April 2, 2023	2,389,115	$2.62
The fair value of time-vested shares is based on the closing price on the date of grant.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

Performance-based Restricted Shares. On April 1, 2022, 600,000 performance-based restricted shares were granted to the Company's former CEO of which 450,000 shares were subsequently forfeited on December 31, 2022. The remaining shares will fully vest on the third anniversary of the grant date based on the achievement of contractually defined EBITDA and share price growth targets. The fair value of the market-based restricted shares was determined using a Monte Carlo simulation valuation model and these shares will be expensed over their three year performance-based vesting period based on the probability of the Company's attainment of the contractually defined targets.
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
The following is a summary of all stock option activity for the three months ended April 2, 2023:

	Options	Weighted Average Exercise Price	Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value(1)
Options outstanding at January 1, 2023	975,500
Forfeited	—	$7.12
Options Outstanding at April 2, 2023	975,500	$7.12	4.4	$—
Vested or expected to vest at April 2, 2023	975,500	$7.12	4.4	$—
Options exercisable at April 2, 2023	868,250	$7.12	4.4	$—
(1)The aggregate intrinsic value is calculated using the difference between the market price of the Company's common stock at April 2, 2023 of $2.23 and the grant price for only those awards that have a grant price that is less than the market price of the Company's common stock at April 2, 2023. There were no awards having a grant price less than the market price of the Company's common stock at April 2, 2023.
Restricted Stock Units. The Company has issued restricted stock units ("RSUs") on shares of the Company's common shares to certain officers of the Company.
The following is a summary of all RSU activity for the three months ended April 2, 2023:

Units
Non-vested at January 1, 2023	38,770
Vested	(19,381)
Non-vested at April 2, 2023	19,389

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

10. Commitments and Contingencies
Lease Guarantees. Fiesta Restaurant Group, Inc. ("Fiesta"), a former wholly-owned subsidiary of the Company, was spun-off in 2012 to the Company's stockholders. As of April 2, 2023, the Company is a guarantor under 17 leases from the time when Fiesta was its subsidiary, which have lease terms expiring on various dates through 2030. As of April 2, 2023, the guarantees include eight Fiesta restaurant property leases and nine Taco Cabana leases of which all but one Fiesta-owned restaurant is still operating. Eight of these guarantees are for leases with Pollo Operations, Inc, a wholly owned subsidiary of Fiesta, and nine of the guarantees are for leases with Texas Taco Cabana, L.P., an indirect subsidiary of Taco Cabana, Inc. (together with all direct and indirect subsidiaries, "Taco"). Taco was a wholly owned subsidiary of Fiesta until August 16, 2021 when Fiesta sold all of its outstanding capital stock of Taco Cabana, Inc. to YTC Enterprises, LLC, an affiliate of Yadav Enterprises, Inc. The Company is fully liable for all obligations under the terms of the leases in the event that a tenant fails to pay any sums due under the lease, subject to indemnification provisions of the Separation and Distribution Agreement entered into in connection with the spin-off of Fiesta.
The maximum potential amount of future undiscounted rental payments the Company could be required to make under these leases at April 2, 2023 was $10.3 million. The obligations under these leases will generally continue to decrease over time as these operating leases expire, except for any execution of renewal options that exist under the original leases. No payments related to these guarantees have been made by the Company to date and none are expected to be required to be made in the future. The Company has not recorded a liability for these guarantees in accordance with ASC 460 - Guarantees as Fiesta has indemnified the Company for all such obligations and the Company did not believe it was probable it would be required to perform under any of the guarantees or direct obligations.
Litigation. The Company is party to various litigation matters that arise in the ordinary course of business. The Company does not believe that the outcome of any of these matters will have a material adverse effect on its consolidated financial statements.
Supplier Concentrations. The Company primarily utilizes four distributors, McLane Company Inc., Lineage Foodservice Solutions, LLC, Reinhart Food Service LLC and Performance Foodservice, to supply its Burger King restaurants with the majority of its foodstuffs. As of April 2, 2023, such distributors supplied 31%, 30%, 29% and 10%, respectively, of the Company's Burger King restaurants. Additionally, one bakery supplies the rolls used in approximately 50% of the Company's Burger King restaurants. The Company utilizes five distributors for its Popeyes restaurants, five for poultry products and two for all other products. For the Company's Popeyes restaurants, one distributor, Customized Distribution Services, supplies poultry products to 69% of its restaurants and supplies non-poultry products to 91% of its restaurants.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

11. Transactions with Related Parties
In connection with an acquisition of restaurants from Burger King Corporation ("BKC"), a subsidiary of Restaurant Brands International Inc. ("RBI"), in 2012, Carrols Restaurant Group issued to BKC 100 shares of Series A Convertible Preferred Stock, which was exchanged for 100 shares of newly issued Series B Convertible Preferred Stock ("Series B Preferred Stock") in 2018. The Series B Preferred Stock was further exchanged for 100 shares of newly issued Series D Convertible Preferred Stock in 2022. These preferred shares are convertible into 9,414,580 shares of common stock, which as of April 2, 2023 represents approximately 14.8% of the outstanding shares of the Company's common stock after giving effect to the conversion of the Series D Preferred Stock and excluding shares held in treasury. Pursuant to the Certificate of Designation of the Series D Preferred Stock (the "Certificate of Designation"), the BKC Stockholders are entitled to elect two representatives on the Company's Board of Directors. The approval of the BKC Stockholders is also required before the Company can take certain actions, including, among other things, amending the Company's certificate of incorporation or bylaws, declaring or paying a special cash dividend, amending the size of the Company's Board of Directors, or engaging in any business other than the ownership and operation of Burger King restaurants, in each case as more particularly described in the Certificate of Designation.
The Company operates its Burger King restaurants under franchise agreements with BKC and its Popeyes restaurants under franchise agreements with Popeyes Louisiana Kitchen, Inc. ("PLK"), both subsidiaries of RBI. These franchise agreements generally provide for an initial term of twenty years and currently have an initial franchise fee of $50,000. With BKC's and PLK's respective approval, the Company can elect to extend franchise agreements for additional 20 year terms, provided that the restaurant meets the current restaurant image standard and the Company is not in default under terms of the franchise agreement. In addition to the initial franchise fee, the Company generally pays BKC a monthly royalty at a rate of 4.5% of Burger King restaurant sales and PLK a weekly royalty at a rate of 5.0% of Popeyes restaurant sales. Royalty expense was $19.8 million and $17.7 million in the three months ended April 2, 2023 and April 3, 2022, respectively, and is included in other restaurant operating expenses in the condensed consolidated statements of comprehensive loss. Beginning in May of 2021, the Company also pays a monthly fee to BKC for use of its digital platform, which was $0.7 million in the three months ended April 2, 2023 and $0.4 million in the three months ended April 3, 2022, respectively, and is included in other restaurant operating expenses in the condensed consolidated statements of comprehensive loss.
The Company is also generally required to contribute 4.0% of restaurant sales from its restaurants to an advertising fund utilized by BKC and PLK for advertising, promotional programs and public relations activities, and additional amounts for local advertising in markets that approve such advertising. Advertising expense associated with these expenditures was $17.4 million and $15.6 million in the three months ended April 2, 2023 and April 3, 2022, respectively.
As of April 2, 2023 and April 3, 2022, the Company leased 220 and 224 of its restaurant locations from BKC, respectively. As of April 2, 2023 and April 3, 2022, the terms and conditions of the leases with BKC are identical to those between BKC and their third party lessors for 93 and 95 restaurants, respectively. Aggregate rent under these BKC leases was $7.1 million for the three months ended April 2, 2023 and $6.7 million for the three months ended April 3, 2022, respectively. The Company does not believe that such lease terms have been significantly affected by the fact that the Company and BKC are deemed to be related parties.
As of April 2, 2023 and January 1, 2023, the Company owed BKC and PLK $16.8 million and $16.0 million, respectively, related to the payment of advertising, royalties, digital fees, rent and real estate taxes, which is normally remitted on a monthly basis. These costs are included in accounts payable, other current liabilities, and accrued real estate taxes on the accompanying consolidated balance sheets.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

The Company, Carrols Corporation, Carrols LLC, and BKC entered into an Amended Area Development Agreement on January 4, 2021 (the "Amended ADA"). Under the Amended ADA, Carrols LLC has agreed to open, build and operate a total of 50 new Burger King restaurants, 80% of which must be in Kentucky, Tennessee and Indiana. This includes four Burger King restaurants by September 30, 2021 (which were completed in 2021), 10 additional Burger King restaurants by September 30, 2022 (of which six were completed in 2022), 12 additional Burger King restaurants by September 30, 2023, 12 additional Burger King restaurants by September 30, 2024 and 12 additional Burger King restaurants by September 30, 2025. There is a 90-day cure period to meet the required restaurant development each development year. The Company is in ongoing discussions with BKC regarding its development plans, and does not believe the penalties, if any, associated with not meeting these commitments will be material.
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
In 2022, the Company entered an agreement with BKC in connection with their "Reclaim the Flame" investment plan. Pursuant to this initiative, BKC has agreed to fund $120 million in additional advertising expenditures over the period October 1, 2022 through December 31, 2024. Following the franchisor's investment period in 2023 and 2024, participating franchisees have agreed to increase their advertising fund contributions by 50 basis points through 2026 if a profitability threshold for the Burger King system is met for the full fiscal year 2024, and further through 2028 if a secondary profitability threshold is met for the full fiscal year 2026. See "Subsequent Events" footnote 15 for description of an additional agreement executed with BKC related to their "Reclaim the Flame" investment plan.

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
At April 2, 2023, $11.0 million was available to repurchase shares under the Repurchase Program. Shares repurchased are being held in treasury until they are retired at the discretion of the Board of Directors.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

13. Net Income (Loss) per Share
The Company applies the two-class method to calculate and present net income (loss) per share. The Company's non-vested restricted share awards and Series D Convertible Preferred Stock contain non-forfeitable rights to dividends and are considered participating securities for purposes of computing net loss per share pursuant to the two-class method. Under the two-class method, net earnings are reduced by the amount of dividends declared (whether paid or unpaid) and the remaining undistributed earnings are then allocated to common stock and participating securities, based on their respective rights to receive dividends. As the Company incurred a net loss for the three months ended April 3, 2022, and losses are not allocated to participating securities under the two-class method, such method is not applicable for the aforementioned interim reporting period.
Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding for the reporting period. Diluted net income (loss) per share reflects additional shares of common stock outstanding, where applicable, calculated using the treasury stock method or the two-class method.
The following table sets forth the calculation of basic and diluted net income (loss) per share:

	Three Months Ended
	April 2, 2023	April 3, 2022
Basic net income (loss) per share:
Net income (loss)	$864	$(21,269)
Less: Income attributable to non-vested shares	(129)	—
Less: Income attributable to preferred stock	(31)	—
Net income (loss) available to common stockholders	$704	$(21,269)
Weighted average common shares outstanding	51,422,010	50,460,279
Basic net income (loss) per share	$0.01	$(0.42)
Diluted net income (loss) per share:
Net income (loss)	$864	$(21,269)
Shares used in computing diluted net income (loss) per share	51,422,010	50,460,279
Dilutive effect of preferred stock and non-vested shares	9,998,024	—
Shares used in computing diluted net income (loss) per share	61,420,034	50,460,279
Diluted net income (loss) per share	$0.01	$(0.42)
Shares excluded from diluted net income (loss) per share computations(1)	—	11,920,450

(1)Shares issuable upon conversion of preferred stock and non-vested shares were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive.
14. Other (Income) Expense, net
The three months ended April 2, 2023 included other income, net, of $1.5 million, which was comprised of net gains from insurance recoveries of $0.9 million, a gain of $0.8 million from the derecognition of a lease financing obligation associated with a prior sale leaseback transaction and a loss on disposal of assets of $0.2 million. The three months ended April 3, 2022 included other expense, net, of $0.2 million, which was comprised of a loss on disposal of assets of $0.3 million and net gains on previous sale-leaseback transactions of $0.1 million.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

15. Subsequent Events
On April 11, 2023, the Board of Directors (the "Board") of Carrols Restaurant Group, Inc. appointed Deborah M. Derby as President and Chief Executive Officer of the Company, effective May 1, 2023 (the "Effective Date"). Ms. Derby succeeded Paulo A. Pena, the Company's former President and CEO who passed away unexpectedly on December 31, 2022, and Anthony Hull, the Company's interim President and Chief Executive Officer, who continues to serve as the Company's Vice President, Chief Financial Officer and Treasurer of the Company after the Effective Date. Ms. Derby, who has served as an independent member of the Company's Board of Directors since June 2018, will continue to serve as a director of the Company, but as of April 11, 2023 Ms. Derby no longer serves as a Chair or a member of any of the Board's committees.
In May 2023, certain subsidiaries of the Company entered into an agreement and related documentation with BKC related to its Royal Reset program. Pursuant to this program, BKC will provide the Company with the use of certain restaurant technology equipment worth approximately $12.2 million in 2023, conditioned upon the Company completing certain repairs, replacements and improvements with respect to its restaurant assets at a cost of approximately $12.2 million by March 31, 2024.

ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
We operate on a 52 or 53 week fiscal year ending on the Sunday closest to December 31. Our fiscal quarters are comprised of 13 weeks, with the exception of the fourth quarter of a 53 week year, which contains 14 weeks. Our fiscal years ended January 1, 2023 and December 31, 2023 each contain 52 weeks.
Introduction
The following Management's Discussion and Analysis of Financial Condition and Results of Operations (or "MD&A") is written to help the reader understand our company. The MD&A is provided as a supplement to, and should be read in conjunction with our unaudited Condensed Consolidated Financial Statements appearing elsewhere in this report and our Annual Report on Form 10-K for the year ended January 1, 2023. The overview provides our perspective on the individual sections of MD&A, which include the following:
Company Overview—a general description of our business and our key financial measures.
Recent and Future Events Affecting Our Results of Operations—a description of recent events that affect, and future events that may affect, our results of operations.
Results from Operations—an analysis of our results of operations for the three months ended April 2, 2023 compared to the three months ended April 3, 2022, including a review of material items and known trends and uncertainties.
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
Company Overview
Carrols Restaurant Group, Inc. and its consolidated subsidiaries (collectively, "Carrols Restaurant Group", the "Company", "we", "our" or "us") is one of the largest restaurant companies in the United States and has been operating restaurants for more than 60 years. We are the largest Burger King franchisee in the United States based on number of restaurants, and have operated Burger King restaurants since 1976. As of April 2, 2023 we operated, as franchisee, a total of 1,084 restaurants in 23 states under the trade names of Burger King and Popeyes. This included 1,019 Burger King restaurants in 23 Northeastern, Midwestern, Southcentral and Southeastern states and 65 Popeyes restaurants in seven Southeastern states.
Any reference to "BKC" refers to Burger King Company LLC (previously Burger King Corporation) and its indirect parent company, Restaurant Brands International Inc. ("RBI"). Any reference to "PLK" refers to Popeyes Louisiana Kitchen, Inc. and its indirect parent company, RBI.

The following is an overview of the key financial measures discussed in our results of operations:
•Restaurant sales consists of food and beverage sales at our restaurants, net of sales discounts and refunds and excluding sales tax. Restaurant sales are influenced by changes in comparable restaurant sales, our franchisors' marketing and promotional activities, menu price changes, guest traffic, new restaurant development, restaurant acquisitions and closures of restaurants. Comparable restaurant sales reflect the change in year-over-year sales for a comparable restaurant base. Restaurants we acquire are included in comparable restaurant sales after they have been owned for 12 months and newly developed restaurants are included in comparable restaurant sales after they have been open for 15 months. Restaurants are excluded from comparable restaurant sales during extended periods of closure, which primarily occur due to restaurant remodeling activity. For comparative purposes, where applicable, the calculation of the changes in comparable restaurant sales is based either on a 53-week or 52-week year and compares against the respective 52-week prior period.
•Food, beverage, and packaging costs consists of food, beverage and packaging costs and delivery commissions, less purchase discounts and vendor rebates. Food, beverage, and packaging costs are generally influenced by changes in commodity costs, the mix of items sold, the level of promotional discounting, menu price changes, the effectiveness of our restaurant-level controls to manage food and paper costs, and the relative contribution of delivery sales.
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
•EBITDA, Adjusted EBITDA, Adjusted Restaurant-Level EBITDA and Adjusted Net Income (Loss) are non-GAAP financial measures. EBITDA represents net income (loss) before income taxes, interest expense, and depreciation and amortization. Adjusted EBITDA represents EBITDA adjusted to exclude impairment and other lease charges, stock-based compensation expense, restaurant pre-opening costs, executive transition, non-recurring litigation and other professional expenses, and other (income) and expense, net. Adjusted Restaurant-Level EBITDA represents income (loss) from operations as adjusted to exclude general and administrative expenses, depreciation and amortization, impairment and other lease charges, restaurant pre-opening costs and other (income) and expense, net. Adjusted Net Income (Loss) represents net income (loss) as adjusted, net of tax, to exclude impairment and other lease charges, restaurant pre-opening costs, executive transition, non-recurring litigation and other professional expenses, other (income) and expense, net, and the change in the valuation allowance for deferred taxes.
•We are presenting Adjusted EBITDA, Adjusted Restaurant-Level EBITDA and Adjusted Net Income (Loss) because we believe that they provide a more meaningful comparison than EBITDA and net income (loss) of our core business operating results, as well as with those of other similar companies. Additionally, we present Adjusted Restaurant-Level EBITDA because it excludes restaurant pre-opening costs, other (income) and expense, net, and the impact of general and administrative expenses such as salaries and expenses associated with corporate and administrative functions that support the development and operations of our restaurants, legal, auditing and other professional fees. Although these costs are not directly related to restaurant-level operations, these costs are necessary for the profitability of our restaurants. Management believes that Adjusted EBITDA, Adjusted Restaurant-Level EBITDA and Adjusted Net Income (Loss), when viewed with our results of operations in accordance with U.S. GAAP and the accompanying reconciliations on page 31, provide useful information about operating performance and period-over-period growth, and provide additional information that is useful for evaluating the operating performance of our core business without regard to potential distortions. Additionally, management believes that Adjusted EBITDA and Adjusted Restaurant-Level EBITDA permit investors to gain an understanding of the factors and trends affecting our ongoing cash earnings, from which capital investments are made and debt is serviced.
However, EBITDA, Adjusted EBITDA, Adjusted Restaurant-Level EBITDA and Adjusted Net Income (Loss) are not measures of financial performance or liquidity under U.S. GAAP and, accordingly, should not be considered as alternatives to net income (loss), income (loss) from operations or cash flow from operating activities as indicators of operating performance or liquidity. Also, these measures may not be comparable to similarly titled captions of other companies. For the reconciliation between Net Income (loss) to EBITDA, Adjusted EBITDA and Adjusted Net Income (Loss) and the reconciliation of income from operations to Adjusted Restaurant-Level EBITDA, see page 31.
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
•Although depreciation and amortization are non-cash charges, the assets that we currently depreciate and amortize will likely have to be replaced in the future, and EBITDA, Adjusted EBITDA and Adjusted Restaurant-Level EBITDA do not reflect the cash required to fund such replacements; and
•EBITDA, Adjusted EBITDA, Adjusted Restaurant-Level EBITDA and Adjusted Net Income (Loss) do not reflect the effect of earnings or charges resulting from matters that our management does not consider to be indicative of our ongoing operations. However, some of these charges (such as impairment and other lease charges, non-recurring litigation costs and changes in the valuation allowance for deferred taxes) have recurred and may reoccur.
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
•Impairment and other lease charges include non-operating charges resulting from the following circumstances:
•For property and equipment and finite-lived intangible assets, a potential impairment charge is evaluated whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable. If an indicator of impairment exists, an estimate of the aggregate undiscounted cash flows from the acquired restaurants is compared to the respective carrying value of franchise rights for each acquisition. If an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value.
•For indefinite lived intangible assets including goodwill, a potential impairment charge is evaluated whenever events or changes in circumstances indicate that the carrying amount may be impaired. Impairment charges are determined by a comparison of the carrying value of a reporting unit to its fair value.
•For restaurant closures prior to their lease or franchise end dates, lease charges are recorded for our obligations under the related leases and franchise agreements for closed locations that are not otherwise recoverable.

•Interest expense consists of interest expense associated with our Term B Loans under our Senior Credit Facilities, our 5.875% Senior Notes Due 2029 (the "Notes"), our revolving credit borrowings under our Senior Credit Facilities, finance lease liabilities, amortization of deferred financing costs, amortization of original issue discount, and payments and receipts made in connection with our interest rate swap arrangement.
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
Under BKC's "Royal Reset" program, BKC will make certain contributions towards franchisee remodel costs, which increase in value if BKC owns the property and/or if the franchisee agrees to pay a 1% higher royalty rate over the 20-year franchise term renewal. The "Royal Reset" program also includes a $50 million co-investment with its franchisees in a restaurant refresh program, whereby BKC will match certain restaurant improvement spending by franchisees by providing them with restaurant technology equipment at no cost. At this time, we do not expect participation in the "Royal Reset" program to materially impact our levels of capital expenditures, provided that the program may allow us to complete more remodels with the same level of capital expenditure and to accelerate deployment of restaurant technology. In May 2023, we entered into an agreement and related documentation with BKC that will provide us with approximately $12.2 million of restaurant technology in 2023, conditioned upon us completing certain repairs, replacements and improvements to our restaurant assets at a cost of approximately $12.2 million by March 31, 2024.
Capital Expenditures
We expect that our capital expenditures in 2023 will remain at levels similar to our capital expenditures in 2022. We continue to review on an ongoing basis our future development and remodel plans in relation to our available capital resources, construction materials and restaurant equipment availability, and our expected return on investment.
We incurred $6.9 million of capital expenditures in the first three months of 2023, net of insurance recoveries. In the first three months of 2023, we completed the remodel of one Burger King restaurant and one Popeyes restaurant. In all of 2023, we expect to complete development of four new Burger King restaurants and to remodel twelve Burger King restaurants and three Popeyes restaurants.
Area Development and Remodeling Agreement
The Company, Carrols Corporation, Carrols LLC, and BKC entered into an Amended Area Development on January 4, 2021 (the "Amended ADA"). Under the Amended ADA, Carrols LLC has agreed to open, build and operate a total of 50 new Burger King restaurants, 80% of which must be in Kentucky, Tennessee and Indiana. This includes four Burger King restaurants by September 30, 2021 (which were completed in 2021), 10 additional Burger King restaurants by September 30, 2022 (of which six were completed in 2022), 12 additional Burger King restaurants by September 30, 2023, 12 additional Burger King restaurants by September 30, 2024 and 12 additional Burger King restaurants by September 30, 2025. There is a 90-day cure period to meet the required restaurant development each development year. We are in ongoing discussions with BKC regarding our development plans, and do not believe that the penalties, if any, associated with not meeting these commitments will be material.

In addition, pursuant to the Amended ADA, BKC granted Carrols LLC franchise pre-approval to build new Burger King restaurants or acquire Burger King restaurants from Burger King franchisees with respect to 500 Burger King restaurants in the aggregate in (i) Kentucky, Tennessee and certain geographic areas in Indiana and (ii) (a) 16 states, which include Arkansas, Indiana, Kentucky, Louisiana, Maine, Maryland, Michigan, Mississippi, North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina, Tennessee, Vermont and Virginia (subject to certain exceptions for certain limited geographic areas within certain states) and (b) any other geographic locations that Carrols LLC enters after the commencement date of the Amended ADA pursuant to BKC procedures subject to certain limitations.
Issuance of Senior Notes and Amendments to our Senior Credit Facilities
Senior Credit Facilities. On April 30, 2019, we entered into senior secured credit facilities in an aggregate principal amount of $550.0 million, consisting of (i) a term loan B facility in an aggregate principal amount of $425.0 million (the "Term Loan B Facility") maturing on April 26, 2026, and (ii) a revolving credit facility (including a sub-facility of $35.0 million for standby letters of credit) in an aggregate principal amount of $125.0 million originally maturing on April 30, 2024 (the "Revolving Credit Facility" and, together with the Term Loan B Facility, the "Senior Credit Facilities"). On December 15, 2022 we executed an amendment to our Senior Credit Facilities to transition from LIBOR to SOFR as the benchmark rate for purposes of calculating interest. As of April 2, 2023 the Senior Credit Facilities, as amended, provide for an aggregate maximum commitment available for borrowings and issuances of letters of credit under the Revolving Credit Facility of $215.0 million. The Revolving Credit Facility matures on January 29, 2026.
As of April 2, 2023, there were no revolving credit borrowings outstanding and $10.5 million of letters of credit were issued under our Revolving Credit Facility. After reserving for issued letters of credit and outstanding revolving credit borrowings, $204.5 million was available for revolving credit borrowings under the Revolving Credit Facility at April 2, 2023.
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
Interest Rate Swap Agreement
In March 2020 we entered into an interest rate swap agreement with certain of our lenders under the Senior Credit Facilities to mitigate the risk of increases in the variable interest rate related to term loan borrowings under the Senior Credit Facilities. The interest rate swap originally fixed the interest rate on 50% of outstanding borrowings under the Senior Credit Facility at 0.915% plus the applicable margin in our Senior Credit Facilities with the difference settled monthly. The agreement matures on February 28, 2025 and had an original notional amount of $220.0 million, which was reduced to $120.0 million in 2021. On December 15, 2022, we modified the interest rate swap agreement to transition from LIBOR to SOFR as the benchmark interest rate, which also changed the fixed rate of interest from 0.915% plus the applicable margin to 0.847% plus the applicable margin.
We received $1.1 million to settle the interest rate swap during the three months ended April 2, 2023. We expect to recognize net gains totaling $4.7 million related to the interest rate swap agreement during the next twelve months.
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

We did not repurchase any shares in the three months ended April 2, 2023 or the year ended January 1, 2023. As of April 2, 2023, $11.0 million was available to repurchase shares under the Repurchase Program. We have no obligation to repurchase additional shares of stock under the Repurchase Program, and the timing, actual number and value of shares purchased will depend on our stock price, trading volume, general market and economic conditions and other factors.
Restaurant Closures
We evaluate the performance of our restaurants on an ongoing basis including an assessment of the current and future operating results of each restaurant in relation to its cash flow and future occupancy costs, and with regard to franchise agreement renewals, the cost of required capital improvements. We may elect to close restaurants based on these evaluations.
In 2022 we permanently closed ten Burger King restaurants. In the first three months of 2023, we permanently closed three Burger King restaurants. We currently anticipate approximately ten to fifteen restaurant closures in total in all of 2023, outside of any restaurants being relocated within their trade area.
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
Effect of Minimum Wage Increases
Certain of the states and municipalities in which we operate have increased their minimum wage rates for 2021 and in many cases have also approved additional increases for future periods. Most notably, New York State increased the minimum wage applicable to our business to $14.50 an hour on January 1, 2021 and then to 15.00 an hour on July 1, 2021, from $13.75 an hour in 2020 and $12.75 per hour in 2019. New York State has a Youth Jobs Program tax credit through 2027 for which we have received tax credits from annually since 2016 that currently extends through 2027. We expect to receive approximately $0.6 million and $0.7 million from New York State related to these credits for 2022 and 2023, respectively. On April 2, 2023, we had 124 restaurants in New York State. We also had on April 2, 2023 ten restaurants in New Jersey that have annual minimum wage increases reaching $15.13 per hour in 2024, and 45 total restaurants in Illinois and Maryland that have annual minimum wage increases reaching $15.00 per hour in 2025.
In the current labor market, we have seen competitive pressure on wage rates that have significantly outpaced statutory minimums as the re-opening of the economy has increased demand for labor at all levels of the workforce. The increase in base hourly labor rates in the first quarter of 2023, inclusive of minimum wage increases, was 5.2% but has declined from the base hourly labor rate increase of 13.6% in the first quarter of 2022.
We typically attempt to offset the effects of wage inflation, at least in part, through periodic menu price increases. However, no assurance can be given that we will be able to offset these wage increases in the future.

Three Months Ended April 2, 2023 Compared to Three Months Ended April 3, 2022
The following table highlights the key components of sales and the number of restaurants in operation for our first quarter ended April 2, 2023 as compared to the first quarter ended April 3, 2022:

	Three Months Ended
	April 2, 2023	April 3, 2022
Restaurant Sales	$445,162	$399,476
Burger King	421,937	377,828
Popeyes	23,225	21,648

Change in Comparable Restaurant Sales(a)	11.6%	1.7%
Change in comparable Burger King restaurant sales(a)	11.7%	1.6%
Change in comparable Popeyes restaurant sales(a)	9.5%	2.2%

Burger King Restaurants operating at beginning of period:	1,022	1,026
New restaurants opened, including relocations(b)	—	2
Restaurants closed, including relocations(b)	(3)	(2)
Burger King restaurants at end of period	1,019	1,026
Average number of operating Burger King restaurants	1,021.8	1,023.7

Popeyes Restaurants operating at beginning and end of period:	65	65
Average number of operating Popeyes restaurants	64.9	65.0
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
Restaurant Sales. Total restaurant sales in the first quarter of 2023 increased $45.7 million to $445.2 million from the first quarter of 2022. Our comparable restaurant sales increased 11.6% compared to the first quarter of 2022 which reflected an increase in average check of 12.8% which was partially offset by a decrease in customer traffic of 1.1%. The change in average check included a 9.7% effective price increase compared to the first quarter of 2022 for our Burger King restaurants. Promotional sales discounts in the first quarter of 2023 were 11.2% of restaurant sales at our Burger King restaurants compared to 18.4% in the first quarter of 2022. Hours of operation have increased 4.5% in the first quarter of 2023 at our Burger King restaurants and 3.5% at our Popeyes restaurants compared to the first quarter of 2022. Restaurant sales were also impacted by the four new Burger King restaurants built since the end of the first quarter of 2022 and the 11 restaurants closed since the end of the first quarter of 2022.

Operating Costs and Expenses (percentages stated as a percentage of total revenue). The following table sets forth, for the three months ended April 2, 2023 and April 3, 2022, selected operating results as a percentage of total revenue:

	Three Months Ended (13 weeks)
	April 2, 2023	April 3, 2022
Costs and expenses (all restaurants):
Food, beverage and packaging costs	28.2%	30.8%
Restaurant wages and related expenses	32.9%	35.5%
Restaurant rent expense	7.2%	7.8%
Other restaurant operating expenses	15.5%	16.4%
Advertising expense	4.0%	4.0%
General and administrative	5.8%	5.5%
Food, beverage and packaging costs decreased to 28.2% of restaurant sales in the first quarter of 2023 from 30.8% of restaurant sales in the first quarter of 2022. This decrease compared to last year reflects the impact of menu price increases taken at our Burger King restaurants since the end of the first quarter of 2022 (2.6%) and lower promotional discounting in the first quarter of 2023 at our Burger King restaurants (1.9%) which were partially offset by increased commodity pricing at our Burger King restaurants (1.6%) and commodity pricing at our Popeyes restaurants (0.2%).
Restaurant wages and related expenses decreased to 32.9% of restaurant sales in the first quarter of 2023 from 35.5% in the first quarter of 2022. The impact of base hourly labor rate increase in the first quarter of 2023, inclusive of minimum wage increases, was 5.2%, and has moderated significantly from the base hourly labor rate increases we had over the course of 2021 and 2022. This increase was offset by an overall decrease in labor hours of 3%.
Restaurant rent expense decreased to 7.2% in the first quarter of 2023 from 7.8% in the first quarter of 2022 due to the impact of higher sales volumes on generally fixed rental costs.
Other restaurant operating expenses decreased as a percentage of restaurant sales to 15.5% in the first quarter of 2023 from 16.4% of restaurant sales in the first quarter of 2022. In the first quarter of 2023 we had a reduction in general liability insurance costs (0.2%), real estate taxes (0.2%), utilities (0.1%), and supplies (0.1%) partially driven by the impact of higher sales volumes on generally fixed operating costs.
Advertising expense was 4.0% of restaurant sales in both the first quarter of 2023 and the first quarter of 2022.
Adjusted Restaurant-Level EBITDA. As a result of the factors discussed above, Adjusted Restaurant-Level EBITDA increased $32.0 million, or 142.2%, to $54.5 million in the first quarter of 2023 compared to $22.5 million in the first quarter of 2022. As a percentage of total restaurant sales, Adjusted Restaurant-Level EBITDA increased to 12.2% in the first quarter of 2023 from 5.6% in the first quarter of 2022. For a reconciliation between Adjusted Restaurant-Level EBITDA and loss from operations see page 31.
General and Administrative Expenses. General and administrative expenses increased $3.7 million in the first quarter of 2023 to $25.7 million, and increased to 5.8% as a percentage of total restaurant sales in the first quarter of 2023 from 5.5% in the first quarter of 2022. The $3.7 million increase was due to higher incentive compensation accruals of $4.0 million and increased professional fees of $1.0 million, which were partially offset by severance paid in the prior year quarter of $1.1 million and decreased stock compensation expense of $0.8 million.
Adjusted EBITDA. As a result of the factors above, Adjusted EBITDA increased to $30.7 million in the first quarter of 2023 from $4.3 million in the first quarter of 2022. As a percentage of total restaurant sales, Adjusted EBITDA increased to 6.9% in the first quarter of 2023 from 1.1% in the first quarter of 2022. For a reconciliation between net loss and EBITDA and Adjusted EBITDA see page 31.
Depreciation and Amortization Expense. Depreciation and amortization expense decreased $0.8 million to $18.7 million in the first quarter of 2023 from $19.5 million in the first quarter of 2022.

Impairment and Other Lease Charges. Impairment and other lease charges were $1.3 million consisting of capital expenditures at previously impaired restaurants of $0.1 million and $1.2 million of other lease charges related to three restaurants closed during the quarter. During the first quarter of 2022, we recorded impairment and other lease charges of $0.5 million consisting of $0.1 million of initial impairment charges for one underperforming restaurant, capital expenditures at previously impaired restaurants of $0.1 million and $0.3 million of other lease charges primarily from one location closed in the period.
Other (Income) expense, net. Other income, net, was $1.5 million in the first quarter of 2023 and included net gains from insurance recoveries of $0.9 million, a gain of $0.8 million from the derecognition of a lease financing obligation associated with a prior sale leaseback transaction and a loss on disposal of assets of $0.2 million. Other expense, net, in the first quarter of 2022 included a loss on disposal of assets of $0.3 million and net gains on previous sale-leaseback transactions of $0.1 million.
Interest Expense. Interest expense increased to $8.2 million in the first quarter of 2023 from $7.4 million in the first quarter of 2022. Our weighted average interest rate for long-term borrowings increased to 5.8% in the first quarter of 2023 from 4.9% in the first quarter of 2022, due to the higher variable rates on the unhedged portion of our Senior Credit Facilities. Variable rate increases on our Senior Credit Facilities have and will be offset by our interest rate swap which fixes the interest rate on $120.0 million of debt outstanding under our Senior Credit Facilities. At the end of the first quarter of 2023, after consideration of our interest rate swap, approximately 90% of our long-term debt (including current portion) was at a fixed rate.
Provision (benefit) for Income Taxes. For the three months ended April 2, 2023, the provision for income taxes was derived using an estimated effective annual income tax rate for all of 2023 of 18.7%. The difference compared to the statutory rate for 2023 is attributable to various permanent non-deductible expenses and non-refundable business credits which are not directly related to the amount of pre-tax loss recorded in the period as well as the impact of increases or reductions to the valuation allowance on our deferred income tax assets. During the three months ended April 2, 2023, the provision for income taxes was decreased by $1.3 million due to a decrease in the valuation allowance on our deferred income tax assets. There were also $0.8 million discrete tax expenses in the first quarter of 2023.
For the three months ended April 3, 2022, the benefit for income taxes was derived using an estimated effective annual income tax rate for all of 2022 of 22.0%. The difference compared to the statutory rate for 2022 is attributable to various permanent non-deductible expenses and non-refundable business credits which are not directly related to the amount of pre-tax loss recorded in the period as well as the impact of increases to our valuation allowance on our deferred income tax assets. During the three months ended April 3, 2022, the benefit for income taxes was reduced by $2.2 million due to an increase in the valuation allowance on our deferred income tax assets. There were no discrete tax expenses in the first quarter of 2022.
Net Income (Loss). As a result of the above, net income for the first quarter of 2023 was $0.9 million, or $0.01 per diluted share, compared to net loss in the first quarter of 2022 of $21.3 million, or $0.42 per diluted share.

Results of Operations
Reconciliations of Net Income (loss) to EBITDA, Adjusted EBITDA and Adjusted Net Income (Loss), and Income (loss) from operations to Adjusted Restaurant-Level EBITDA for the three months ended April 2, 2023 and April 3, 2022 are as follows (in thousands, except for per share data):

	Three Months Ended
Reconciliation of EBITDA and Adjusted EBITDA:	April 2, 2023	April 3, 2022
Net Income (loss)	$864	$(21,269)
Provision (benefit) from income taxes	1,142	(6,009)
Interest expense	8,233	7,436
Depreciation and amortization	18,718	19,542
EBITDA	28,957	(300)
Impairment and other lease charges	1,340	496
Stock-based compensation expense	1,097	1,941
Pre-opening costs(1)	—	45
Executive transition, litigation and other professional expenses(2)	798	1,918
Other (income) expense, net(3)(4)	(1,506)	202
Adjusted EBITDA	$30,686	$4,302

Reconciliation of Adjusted Restaurant-Level EBITDA:
Income (loss) from operations	$10,239	$(19,842)
Add:
General and administrative expenses	25,740	22,017
Pre-opening costs(1)	—	45
Depreciation and amortization	18,718	19,542
Impairment and other lease charges	1,340	496
Other (income) expense, net(3)(4)	(1,506)	202
Adjusted Restaurant-Level EBITDA	$54,531	$22,460

Reconciliation of Adjusted Net Income (Loss):
Net Income (loss)	$864	$(21,269)
Add:
Impairment and other lease charges	1,340	496
Pre-opening costs(1)	—	45
Executive transition, litigation and other professional expenses(2)	798	1,918
Other (income) expense, net(3)(4)	(1,506)	202
Income tax effect on above adjustments(5)	(158)	(665)
Valuation allowance for deferred taxes(6)	(1,331)	2,207
Adjusted Net Income (Loss)	$7	$(17,066)
Adjusted diluted net income (loss) per share(7)	$—	$(0.34)
Diluted weighted average common shares outstanding	61,420	50,460
(1)Pre-opening costs for the three months ended April 3, 2022 include training, labor and occupancy costs incurred during the construction of new restaurants.
(2)Executive transition, litigation and other professional expenses for the three months ended April 2, 2023 include executive recruiting and transition costs and other non-recurring professional expenses. Executive transition, litigation and other professional expenses for the three months ended April 3, 2022 include executive recruiting and severance costs, costs pertaining to an ongoing lawsuit with one of the Company's former vendors and other non-recurring professional service expenses.

(3)The three months ended April 2, 2023 included other income, net, of $1.5 million, which was comprised of net gains from insurance recoveries of $0.9 million, a gain of $0.8 million from the derecognition of a lease financing obligation associated with a prior sale leaseback transaction, and a loss on disposal of assets of $0.2 million.
(4)The three months ended April 3, 2022 included other expense, net, of $0.2 million, which was comprised of a loss on disposal of assets of $0.3 million and net gains on previous sale-leaseback transactions of $0.1 million
(5)The income tax effect related to the adjustments to Adjusted Net Income (Loss) was calculated using an incremental income tax rate of 25% for both the three months ended April 2, 2023 and April 3, 2022.
(6)Reflects the change in the valuation allowance on deferred income tax assets during the three months ended April 2, 2023 and April 3, 2022.
(7)Adjusted diluted net income (loss) per share is calculated based on Adjusted Net Income (Loss) and the dilutive weighted average common shares outstanding for the respective periods, where applicable.
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
Operating Activities. Net cash provided by operating activities was $8.0 million in the first three months of 2023 compared to net cash used in operating activities of $26.6 million in the first three months of 2022. The increase in the net cash provided was due primarily to an increase of $29.3 million in EBITDA and a net increase in cash provided by working capital components of $7.8 million. Net working capital changes in the first three months of 2023 and 2022 both included a repayment of $10.8 million of employer payroll taxes deferred in 2020 under the CARES Act which is now fully repaid.
Investing Activities. Net cash used for investing activities in the first three months of 2023 and 2022 was $6.9 million and $12.6 million, respectively.
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

The following table sets forth our capital expenditures for the periods presented (in thousands):

	Three Months Ended
	April 2, 2023	April 3, 2022
New restaurant development	$858	$2,622
Restaurant remodeling	2,035	5,319
Other restaurant capital expenditures	3,774	4,151
Corporate and restaurant information systems	1,322	1,097
Total capital expenditures	$7,989	$13,189
Number of new restaurant openings, including relocations	—	2
In the first three months of 2023, investing activities also included proceeds from insurance recoveries of $1.1 million.
Financing Activities. Net cash used in financing activities in the first three months of 2023 was $14.6 million and included repayment of $12.5 million of net revolving credit borrowings under our Senior Credit Facilities, principal payments of $1.1 million of outstanding term B loans under our Senior Credit Facilities, and principal payments on finance leases of $0.8 million.
Net cash provided by financing activities in the first three months of 2022 was $18.5 million and included $20.0 million of net revolving credit borrowings under our Senior Credit Facilities, principal payments of $1.1 million on the Term Loan B Facility and principal payments on finance leases of $0.5 million.
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
As of April 2, 2023, there were no revolving credit borrowings outstanding and $10.5 million of letters of credit issued under the Revolving Credit Facility. After reserving for issued letters of credit and outstanding revolving credit borrowings, $204.5 million was available for revolving credit borrowings at April 2, 2023 under the Revolving Credit Facility.
As there were no borrowings under the Revolving Credit Facility (and only $10.5 million of outstanding letters of credit) at April 2, 2023, we did not exceed 35% of the aggregate borrowing capacity and no First Lien Leverage Ratio calculation was required. However, if we had been subject to the First Lien Leverage Ratio, the Company's First Lien Leverage Ratio was 1.90x to 1.00 as of April 2, 2023 which was below the required First Lien Leverage Ratio of 5.75x to 1.00. As a result, we do not expect to have to reduce our term loan borrowings mandatorily with Excess Cash Flow (as defined in the Senior Credit Facilities). We were in compliance with the financial covenants under our Senior Credit Facilities at April 2, 2023.
At April 2, 2023, borrowings under the Revolving Credit Facility and Term Loan B Facility each bore interest at a rate per annum equal to (a) the Alternate Base Rate (as defined in the Senior Credit Facilities) plus 2.25% or (b) Adjusted Term SOFR (as defined in the Senior Credit Facilities) plus 3.25% (subject to the interest rate swap as described below).
The weighted average interest rate for borrowings on long-term debt balances were 5.8% for the three months ended April 2, 2023 and 4.9% for the three months ended April 3, 2022.
The Term Loan B Facility is due and payable in quarterly installments which began on September 30, 2019. Amounts outstanding at April 2, 2023 are due and payable as follows:
(i) twelve quarterly installments of $1.1 million;
(ii) one final payment of $153.8 million on April 30, 2026.
Interest Rate Swap. In March 2020, we entered into an interest rate swap agreement certain of our lenders under the Senior Credit Facilities to mitigate the risk of increases in the variable interest rate related to term loan borrowings under the Term Loan B Facility. The interest rate swap fixed the interest rate originally on $220.0 million of outstanding borrowings under the Senior Credit Facilities at 0.915% plus the applicable margin in its Senior Credit Facilities. The agreement matures on February 28, 2025 and the notional amount was reduced to $120.0 million in 2021.
In 2022, the Company modified its interest rate swap agreement to transition from LIBOR to SOFR as the benchmark rate, which also changed the fixed rate of interest from 0.915% plus the applicable margin to 0.847% plus the applicable margin.
The differences between the variable and fixed rates are settled monthly. We received payments of $1.1 million and made payments of $0.2 million to settle the interest rate swap during the three months ended April 2, 2023 and April 3, 2022, respectively. The fair value of our interest rate swap agreement was an asset of $7.2 million as of April 2, 2023 and is included in long-term other assets in the accompanying condensed consolidated balance sheets. Changes in the fair value of the cash flow hedges included in the assessment of hedge effectiveness is recognized in accumulated other comprehensive income. The amounts recorded in other comprehensive income will subsequently be reclassified to earnings as an increase or decrease to interest expense as realized through receipts or payments. We expect to recognize net gains totaling $4.7 million into earnings in the next twelve months.

A table of our contractual obligations as of January 1, 2023 was included in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended January 1, 2023. There have been no significant changes to our contractual obligations during the three months ended April 2, 2023 other than as described under "—Recent and Future Events Affecting Our Results of Operations—Issuance of Notes and Amendments to our Senior Credit Facilities".
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
In the current labor market, we have seen competitive pressure on wage rates that have significantly outpaced statutory minimums as the re-opening of the economy has increased demand for labor at all levels in the workforce. In the past two years, we have experienced inflationary cost pressures in labor and commodity costs as a result of challenges impacting our restaurants and our supply chains. The COVID-19 pandemic has increased the difficulty and cost of maintaining adequate staffing levels at our restaurants as well as for businesses in our supply chain that we depend on for commodities. At this point, there is limited visibility as to when these inflationary pressures may revert to normal levels.
We typically attempt to offset the effect of inflation, at least in part, through periodic menu price increases and various cost reduction programs. However, no assurance can be given that we will be able to offset such inflationary cost increases in the future.
Application of Critical Accounting Estimates
Our unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in the "Significant Accounting Policies" footnote in the notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended January 1, 2023. Critical accounting estimates are those that require application of management's most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. There have been no material changes affecting our critical accounting policies or estimates previously disclosed in our Annual Report on Form 10-K for the fiscal year ended January 1, 2023.

Forward Looking Statements
This Quarterly Report on Form 10-Q contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Statements that are predictive in nature or that depend upon or refer to future events or conditions are forward-looking statements. These statements are often identified by the words "may", "might", "will", "should", "anticipate", "believe", "expect", "intend", "estimate", "hope", "plan" or similar expressions. In addition, expressions of our strategies, intentions or plans are also forward looking statements. These statements reflect management's current views with respect to future events and are subject to risks and uncertainties, both known and unknown. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their date. There are important factors that could cause actual results to differ materially from those in forward-looking statements, many of which are beyond our control. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected or implied in the forward-looking statements. We have identified significant factors that could cause actual results to differ materially from those stated or implied in the forward-looking statements. We believe important factors that could cause actual results to differ materially from our expectations include the following, in addition to other risks and uncertainties discussed herein and in our Annual Report on Form 10-K for the period ended January 1, 2023:
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
•The availability and terms of necessary or desirable financing or refinancing and other related risks and uncertainties; and
•Factors that affect the restaurant industry generally, including recalls if products become adulterated or misbranded, liability if our products cause injury, ingredient disclosure and labeling laws and regulations.

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes from the information presented in Item 7A included in our Annual Report on Form 10-K for the year ended January 1, 2023 with respect to our market risk sensitive instruments.
A 1% change in interest rates would have resulted in a $0.2 million and $0.7 million change to interest expense for the three months ended April 2, 2023 and April 3, 2022, respectively.
ITEM 4—CONTROLS AND PROCEDURES
Disclosure Controls and Procedures. Our senior management is responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d – 15(e) under the Exchange Act), designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Evaluation of Disclosure Controls and Procedures. We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 2, 2023.
Changes in Internal Control. During the three months ended April 2, 2023, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
We are a party to various litigation matters that arise in the ordinary course of business. We do not believe that the outcome of any of these other matters meet the disclosure or recognition standards, nor will they have a material adverse effect on our consolidated financial statements.
Item 1A. Risk Factors
Part I - Item 1A of the Annual Report on Form 10-K for the fiscal year ended January 1, 2023 describes important risk factors that could materially affect our business, consolidated financial condition or results of operations or cause our operating results to differ materially from the indicated or cause our operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-Q or presented elsewhere by management from time to time.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below reflects the shares of common stock we repurchased during the first quarter of 2023.

		Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January	Purchased January 2, 2023 to February 5, 2023	138,591	$2.04	—	$10,983,543
February	Purchased February 6, 2023 to March 5, 2023	—	—	—	$10,983,543
March	Purchased March 6, 2023 to April 2, 2023	5,843	$2.22	—	$10,983,543
	Total	144,434		—
(1) Represents shares withheld through net share settlements in order to meet individual tax withholding liability related to the vesting of restricted stock awards.
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information
None

Item 6. Exhibits
(a)The following exhibits are filed as part of this report.

Exhibit No.
10.1	Form of Employment Agreement dated as of April 12, 2023 among Carrols Restaurant Group, Inc., Carrols Corporation and Deborah M. Derby#+
19.1	Management Insider Trading Policy#
31.1	Chief Executive Officer's Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Carrols Restaurant Group, Inc.
31.2	Chief Financial Officer's Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Carrols Restaurant Group, Inc.
32.1	Chief Executive Officer's Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Carrols Restaurant Group, Inc.
32.2	Chief Financial Officer's Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Carrols Restaurant Group, Inc.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
# Filed herewith
+ Compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARROLS RESTAURANT GROUP, INC.

Date: May 11, 2023	/s/ Deborah M. Derby
(Signature)
Deborah M. Derby President and Chief Executive Officer

Date: May 11, 2023	/s/ Anthony E. Hull
(Signature)
Anthony E. Hull Vice President, Chief Financial Officer and Treasurer