Form 10-Q
period 2023-07-02
CARROLS RESTAURANT GROUP, INC.
filed 2023-08-10
CIK 809248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 4, 2023, Carrols Restaurant Group, Inc. had 54,494,314 shares of its common stock, $.01 par value, outstanding.

CARROLS RESTAURANT GROUP, INC.
FORM 10-Q
QUARTER ENDED JULY 2, 2023

PART I—FINANCIAL INFORMATION
ITEM 1—INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CARROLS RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	July 2, 2023	January 1, 2023
ASSETS
Current assets:
Cash and cash equivalents	$40,932	$18,364
Trade and other receivables	23,343	19,933
Inventories	13,015	14,417
Prepaid expenses and other current assets	17,878	15,562
Total current assets	95,168	68,276
Property and equipment, net of accumulated depreciation of $555,413 and $535,359, respectively	298,643	312,346
Franchise rights, net of accumulated amortization of $167,778 and $161,426, respectively (Note 3)	305,592	312,804
Goodwill (Note 3)	107,751	107,751
Franchise agreements, at cost less accumulated amortization of $18,117 and $16,975, respectively	27,037	28,256
Operating right-of-use assets, net (Note 6)	757,678	763,935
Other assets (Note 7)	12,748	14,350
Total assets	$1,604,617	$1,607,718
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt and finance lease liabilities (Notes 6 and 7)	$7,311	$7,341
Current portion of operating lease liabilities (Note 6)	48,512	47,408
Accounts payable	32,831	30,491
Accrued interest	9,486	9,643
Accrued payroll, related taxes and benefits	45,509	49,934
Accrued real estate taxes	8,231	8,896
Other liabilities	29,026	25,687
Total current liabilities	180,906	179,400
Long-term debt and finance lease liabilities, net of current portion (Notes 6 and 7)	464,264	479,756
Operating lease liabilities (Note 6)	772,857	776,465
Deferred income taxes, net (Note 8)	8,957	7,665
Other liabilities (Note 5)	9,601	13,590
Total liabilities	1,436,585	1,456,876
Commitments and contingencies (Note 10)
Stockholders' equity (Note 12):
Preferred stock, par value $.01; authorized 20,000,000 shares, issued and outstanding—100 shares	—	—
Voting common stock, par value $.01; authorized—100,000,000 shares, issued—56,746,051 and 54,928,225 shares, respectively, and outstanding—51,557,379 and 50,903,111 shares, respectively	538	530
Additional paid-in capital	294,799	292,708
Accumulated deficit	(121,150)	(136,968)
Accumulated other comprehensive income	8,270	8,702
Treasury stock, at cost	(14,425)	(14,130)
Total stockholders' equity	168,032	150,842
Total liabilities and stockholders' equity	$1,604,617	$1,607,718
See notes to unaudited condensed consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Restaurant sales	$485,223	$441,945	$930,385	$841,421
Operating expenses:
Food, beverage and packaging costs	136,683	140,175	262,126	263,232
Restaurant wages and related expenses	155,269	149,315	301,593	290,935
Restaurant rent expense (Note 6)	32,180	31,230	64,014	62,243
Other restaurant operating expenses	73,711	69,032	142,843	134,439
Advertising expense	19,578	17,641	37,476	33,605
General and administrative expenses (including stock-based compensation of $1,002, $936, $2,099 and $2,877, respectively)	24,588	20,827	50,328	42,844
Depreciation and amortization	18,559	20,071	37,277	39,613
Impairment and other lease charges (Note 4)	2,749	18,176	4,089	18,672
Other (income) expense, net (Note 14)	(1,319)	439	(2,825)	641
Total operating expenses	461,998	466,906	896,921	886,224
Income (loss) from operations	23,225	(24,961)	33,464	(44,803)
Interest expense	7,667	7,636	15,900	15,072
Income (loss) before income taxes	15,558	(32,597)	17,564	(59,875)
Provision (benefit) from income taxes (Note 8)	604	(6,121)	1,746	(12,130)
Net income (loss)	$14,954	$(26,476)	$15,818	$(47,745)
Basic and diluted net income (loss) per share (Note 13)	$0.23	$(0.52)	$0.25	$(0.94)
Shares used in computing net income (loss) per share:
Weighted average common shares outstanding:
Basic weighted average common shares outstanding	51,535,242	50,795,328	51,479,396	50,634,008
Diluted weighted average common shares outstanding	62,123,941	50,795,328	61,772,757	50,634,008
Comprehensive income (loss), net of tax:
Net income (loss)	$14,954	$(26,476)	$15,818	$(47,745)
Change in valuation of interest rate swap (Note 7)	705	595	(432)	4,877
Comprehensive income (loss)	$15,659	$(25,881)	$15,386	$(42,868)
See notes to unaudited condensed consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share and per share amounts)
(Unaudited)

							Accumulated
					Additional		Other			Total
	Common Stock		Preferred Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock		Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Shares	Amount	Equity
Balance, January 1, 2023	53,010,414	$530	100	$—	$292,708	$(136,968)	$8,702	(2,107,303)	$(14,130)	$150,842
Stock-based compensation	—	—	—	—	1,097	—	—	—	—	1,097
Vesting of non-vested shares and RSUs	767,359	8	—	—	(8)	—	—	—	—	—
Net income	—	—	—	—	—	864	—	—	—	864
Purchase of treasury stock	—	—	—	—	—	—	—	(144,434)	(295)	(295)
Change in valuation of interest rate swap, net of income tax expense of $260 (Note 7)	—	—	—	—	—	—	(1,137)	—	—	(1,137)
Balance, April 2, 2023	53,777,773	$538	100	$—	$293,797	$(136,104)	$7,565	(2,251,737)	$(14,425)	$151,371
Stock-based compensation	—	—	—	—	1,002	—	—	—	—	1,002
Vesting of non-vested shares	31,343	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	14,954	—	—	—	14,954
Change in valuation of interest rate swap, including income tax benefit of $41 (Note 7)	—	—	—	—	—	—	705	—	—	705
Balance, July 2, 2023	53,809,116	$538	100	$—	$294,799	$(121,150)	$8,270	(2,251,737)	$(14,425)	$168,032

Balance, January 2, 2022	52,037,511	$520	100	$—	$287,816	$(61,396)	$1,411	(2,104,953)	$(14,127)	$214,224
Stock-based compensation	—	—	—	—	1,941	—	—	—	—	1,941
Vesting of non-vested shares and RSUs	856,039	9	—	—	(9)	—	—	—	—	—
Net loss	—	—	—	—	—	(21,269)	—	—	—	(21,269)
Change in valuation of interest rate swap, net of income tax expense of $816 (Note 7)	—	—	—	—	—	—	4,282	—	—	4,282
Balance, April 3, 2022	52,893,550	$529	100	$—	$289,748	$(82,665)	$5,693	(2,104,953)	$(14,127)	$199,178
Stock-based compensation	—	—	—	—	936	—	—	—	—	936
Vesting of non-vested shares	16,864	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(26,476)		—	—	(26,476)
Change in valuation of interest rate swap, including income tax benefit of $211 (Note 7)	—	—	—	—	—	—	595	—	—	595
Balance, July 3, 2022	52,910,414	$529	100	$—	$290,684	$(109,141)	$6,288	(2,104,953)	$(14,127)	$174,233
See notes to unaudited condensed consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	July 2, 2023	July 3, 2022
Cash flows provided by (used in) operating activities:
Net income (loss)	$15,818	$(47,745)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Gain) loss on disposals of property and equipment, including sale-leasebacks	(2,550)	624
Stock-based compensation	2,099	2,877
Impairment and other lease charges	4,089	18,672
Depreciation and amortization	37,277	39,613
Amortization of deferred financing costs	1,084	1,083
Amortization of discount on debt	65	63
Deferred income taxes	1,593	(12,130)
Changes in other operating assets and liabilities	(6,978)	(26,090)
Net cash provided by (used in) operating activities	52,497	(23,033)
Cash flows used for investing activities:
Capital expenditures:
New restaurant development	(1,204)	(5,268)
Restaurant remodeling	(4,355)	(6,577)
Other restaurant capital expenditures	(8,688)	(8,490)
Corporate and restaurant information systems	(2,101)	(2,421)
Total capital expenditures	(16,348)	(22,756)
Proceeds from sale of other assets	—	864
Properties purchased for sale-leaseback	(680)	(2,088)
Proceeds from sale-leaseback transactions	1,321	2,085
Proceeds from insurance recoveries	2,220	58
Net cash used for investing activities	(13,487)	(21,837)
Cash flows (used in) provided by financing activities:
Principal payments on Term B Loans	(2,125)	(2,125)
Borrowings under revolving credit facility	11,000	32,000
Repayments under revolving credit facility	(23,500)	(5,000)
Principal payments on finance lease liabilities	(1,522)	(1,088)
Purchase of treasury shares	(295)	—
Net cash (used in) provided by financing activities	(16,442)	23,787
Net increase (decrease) in cash and cash equivalents	22,568	(21,083)
Cash and cash equivalents, beginning of period	18,364	29,151
Cash and cash equivalents, end of period	$40,932	$8,068
Supplemental disclosures:
Interest paid on long-term debt	$14,750	$22,438
Interest paid on lease financing obligations	—	52
Interest paid on finance leases	403	278
Accruals for capital expenditures	2,558	2,040
Finance lease obligations incurred	20	8,644
Gain (loss) on sale-leaseback transactions	1,217	(74)
Operating lease assets and liabilities resulting from lease modifications and new leases	20,879	9,687
Operating cash flows related to operating leases	51,561	51,141
Income taxes paid	44	—
See notes to unaudited condensed consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except share and per share amounts)

1. Business Description
At July 2, 2023, Carrols Restaurant Group, Inc. ("Carrols Restaurant Group") operated, as franchisee, 1,019 Burger King® restaurants in 23 Northeastern, Midwestern, Southcentral and Southeastern states and 62 Popeyes® restaurants in six Southeastern states. Carrols Restaurant Group, Inc. is a holding company and conducts all of its operations through its direct and indirect wholly-owned subsidiaries Carrols Corporation and New CFH, LLC and their wholly-owned subsidiaries. Carrols Corporation's material wholly-owned subsidiary is Carrols LLC, a Delaware limited liability company. New CFH LLC's material direct and indirect wholly-owned subsidiaries include Frayser Quality, LLC and Nashville Quality, LLC (and together with New CFH, LLC's immaterial direct and indirect subsidiaries, collectively, "New CFH"). Unless the context otherwise requires, Carrols Restaurant Group and its direct and indirect wholly-owned subsidiaries are collectively referred to as the "Company."
2. Significant Accounting Policies
Basis of Consolidation. The accompanying condensed consolidated financial statements include the accounts of the Company and its direct and indirect wholly-owned subsidiaries. All intercompany transactions have been eliminated in consolidation.
Fiscal Year. The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. The three and six months ended July 2, 2023 and July 3, 2022 contained thirteen and twenty-six weeks, respectively. The 2023 fiscal year will end December 31, 2023 and will contain 52 weeks.
Basis of Presentation. The unaudited condensed consolidated financial statements as of and for the three and six months ended July 2, 2023 and July 3, 2022 have been prepared without an audit pursuant to the rules and regulations of the Securities and Exchange Commission and do not include certain of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of such unaudited condensed consolidated financial statements have been included. The results of operations for the three and six months ended July 2, 2023 are not necessarily indicative of the results to be expected for the full year.
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

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

Cash and Cash Equivalents. The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. At July 2, 2023, the Company had $12.6 million of cash invested in money market funds classified as cash equivalents on the condensed consolidated balance sheets. The Company did not have any cash invested in money market funds classified as cash equivalents on the condensed consolidated balance sheets as of January 1, 2023.
Food, Beverage and Packaging Costs. The Company includes food, beverage and packaging costs and delivery charges, net of any vendor purchase discounts and rebates, in food, beverage, and packaging costs.
Fair Value of Financial Instruments. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. In determining fair value, the accounting standards establish a three-level hierarchy for inputs used in measuring fair value as follows: Level 1 inputs are quoted prices in active markets for identical assets or liabilities; Level 2 inputs are observable for the asset or liability, either directly or indirectly, including quoted prices in active markets for similar assets or liabilities; and Level 3 inputs are unobservable and reflect the Company's own assumptions. Financial instruments include cash and cash equivalents, trade and other receivables, accounts payable and long-term debt. The carrying amounts of cash and cash equivalents, trade and other receivables and accounts payable approximate fair value because of the short-term nature of these financial instruments. Borrowings under the Company's Senior Credit Facilities (including its term B loans) accrue interest at a floating rate tied to a standard short-term borrowing index selected at the Company's option, plus an applicable margin. The Company's liability for its Senior Credit Facilities and 5.875% Senior Notes due 2029 are carried at historical cost in the accompanying balance sheets. The fair value of our term B loans and 5.875% Senior Notes due 2029 is based on recent trading activity, which are Level 2 inputs in the fair value hierarchy. As of July 2, 2023, the term B loans traded at 96.0% of par value and the 5.875% Senior Notes due 2029 traded at 82.5% of par value.
The Company recognizes its derivative arrangements on the balance sheet at fair value, which is considered a Level 2 input. The Company's only derivative is an interest rate swap (the "Swap") which is designated as a cash flow hedge. Accordingly, the entire change in the fair value of the cash flow hedges included in the assessment of hedge effectiveness is recognized in accumulated other comprehensive income. The amounts recorded in other comprehensive income will subsequently be reclassified to earnings as an increase or decrease to interest expense as realized through receipts or payments. The Company classifies cash inflows and outflows from derivatives within operating activities on the condensed consolidated statements of cash flows. The Swap had an asset value of $7.9 million as of July 2, 2023 and it is classified as Level 2 within the fair value hierarchy.
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
Fair value measurements of non-financial assets and non-financial liabilities are primarily used in the impairment analysis of long-lived assets, goodwill and intangible assets. Long-lived assets and definite-lived intangible assets are measured at fair value on a nonrecurring basis using Level 3 inputs. As described in Note 4, the Company recorded long-lived asset impairment charges of $0.2 million and $0.3 million during the three and six months ended July 2, 2023, respectively, and $1.1 million and $1.4 million during the three and six months ended July 3, 2022, respectively. The Company also recorded $16.7 million in goodwill impairment charges in the second quarter of 2022.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

Impairment of Long-Lived Assets and Other Lease Charges. The Company reviews its long-lived assets, principally property and equipment, for impairment at the restaurant level. If an indicator of impairment exists for any of its assets, an estimate of the undiscounted future cash flows over the life of the primary asset for each restaurant is compared to that long-lived asset's carrying value. If the carrying value is greater than the undiscounted cash flow, the Company then determines the fair value of the asset and if an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value. For closed restaurant locations, the Company reviews the future minimum lease payments and related ancillary costs from the date of the restaurant closure to the end of the remaining lease term and records a lease charge for any right-of-use ("ROU") lease asset impairment or lease-related costs during the remaining term, net of any estimated sublease recoveries.
The Company determined the fair value of restaurant equipment, for those restaurants reviewed for impairment, based on current economic conditions. The Company determines the fair value of ROU lease assets based on an assessment of market rents and a discounted future cash flow model. The Company re-evaluates the ROU lease asset at the time the restaurant is no longer determined to be usable to the Company, which is generally when the restaurant is closed. These fair value asset measurements rely on significant unobservable inputs and are considered Level 3 in the fair value hierarchy.
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
The Company assesses the potential impairment of franchise rights whenever events or changes in circumstances indicate that the carrying value may not be recoverable, including as a result of closures of restaurants that were part of an acquisition, a shortfall in undiscounted operating cash flows over the projected remaining life of the franchise rights to the carrying value of such franchise rights for each acquisition group, or other indicators of impairment. If an indicator of impairment exists, an estimate of the aggregate undiscounted cash flows from the acquired restaurants is compared to the respective carrying value of franchise rights for each acquisition. If an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value. No impairment charges were recorded related to the Company's franchise rights for the three and six months ended July 2, 2023 and July 3, 2022.
The change in franchise rights for the three and six months ended July 2, 2023 was from amortization expense during the period. Amortization expense related to franchise rights was $3.5 million for each of the three months ended July 2, 2023 and July 3, 2022, respectively, and $7.0 million for each of the six months ended July 2, 2023 and July 3, 2022, respectively. The Company expects annual amortization expense to be $13.9 million in fiscal 2023 through fiscal 2028.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

Goodwill. The Company is required to review goodwill for impairment annually, or more frequently when events and circumstances indicate that the carrying amount may be impaired. If the determined fair value of the reporting unit is less than the related carrying amount, an impairment loss is recognized. The Company performs its annual impairment assessment as of the end of the eighth month of its fiscal year. As part of this goodwill impairment assessment, the Company considers certain qualitative factors, such as the Company's performance, business forecasts and expansion plans, a discount rate approximating the Company's weighted average cost of capital, general economic conditions, and evaluation of peer company multiples, among other factors. Given the nature of the qualitative and quantitative factors considered, there is a degree of uncertainty associated with these judgments and estimates. Notably, the business forecasts and market conditions considered within the Company's annual goodwill impairment test reflect the Company's long-standing history of operating restaurants in various business cycles. The forecasts reflect a normalization of commodity costs and restaurant labor margins, that we have addressed through recent pricing and promotional discounting changes, and reflect continued normalization of these costs over time. Using both the income approach and the market approach, the Company compares the fair value of its Burger King reporting unit to its carrying value. The Company assessed events and circumstances from the date of its annual goodwill impairment test through July 2, 2023 and there were no indicators representing a triggering event. There were no goodwill impairment losses recorded during the three and six months ended July 2, 2023 and $16.7 million of goodwill impairment losses were recorded in each of the three and six months ended July 3, 2022. The non-cash goodwill impairment charge in 2022 represented a full write-down of the goodwill for the Company's Popeyes reporting unit and is included in impairment and other lease charges on the condensed consolidated statements of comprehensive loss.
4. Impairment of Long-Lived Assets and Other Lease Charges
During the three months ended July 2, 2023, the Company recorded impairment and other lease charges of $2.7 million which consisted of capital expenditures at previously impaired restaurants of $0.2 million and $2.5 million of other lease charges related to three restaurants closed during the second quarter. During the six months ended July 2, 2023, the Company recorded impairment and other lease charges of $4.1 million, which consisted of capital expenditures at previously impaired restaurants of $0.3 million and $3.8 million of other lease charges related to six restaurants closed during the period.
During the three months ended July 3, 2022, the Company recorded impairment and other lease charges of $1.5 million, which consisted of $0.9 million of initial impairment charges for six underperforming restaurants, capital expenditures at previously impaired restaurants of $0.2 million and $0.4 million of other lease charges related to four restaurants closed during the second quarter. During the six months ended July 3, 2022, the Company recorded impairment and other lease charges of $2.0 million, which consisted of $1.0 million of initial impairment charges for seven underperforming restaurants, capital expenditures at previously impaired restaurants of $0.3 million, and lease charges related to five restaurants closed during the period of $0.7 million.
5. Other Liabilities, Long-Term
Other liabilities, long-term, at July 2, 2023 and January 1, 2023 consisted of the following:

	July 2, 2023	January 1, 2023
Accrued occupancy costs	$1,598	$1,797
Accrued workers' compensation and general liability claims	3,265	5,239
Deferred compensation	2,510	3,002
Accrued post retirement benefits	1,288	1,347
Other	940	2,205
	$9,601	$13,590

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
Lease Cost
The components and classification of lease expense for the three and six months ended July 2, 2023 and July 3, 2022 are as follows:

		Three Months Ended		Six Months Ended
Lease cost	Classification	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Operating lease cost(1)	Restaurant rent expense	$26,355	$26,352	$52,718	$52,695
Operating lease cost(2)	General and administrative	336	252	642	473
Variable lease cost	Restaurant rent expense	5,825	4,878	11,296	9,548
Finance lease cost:
Amortization of right-of-use assets	Depreciation and amortization	822	670	1,647	1,156
Interest on lease liabilities	Interest expense	195	170	403	278
Total lease cost		$33,533	$32,322	$66,706	$64,150
(1)Includes short-term leases which are not material.
(2)Represents operating lease costs for property and equipment not directly related to restaurant operations.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

7. Long-term Debt
Long-term debt at July 2, 2023 and January 1, 2023 consisted of the following:

	July 2, 2023	January 1, 2023
Senior Credit Facility:
Term B Loans	$165,500	$167,625
Revolving credit borrowings	—	12,500
Senior Notes Due 2029	300,000	300,000
Finance lease liabilities	11,324	12,826
Total Funded debt	476,824	492,951
Less: current portion of long-term debt and finance lease liabilities	(7,311)	(7,341)
Less: unamortized debt issuance costs	(4,861)	(5,401)
Less: unamortized original issue discount	(388)	(453)
Total Long-term debt	$464,264	$479,756
Senior Credit Facilities. On April 30, 2019, the Company entered into senior secured credit facilities in an aggregate principal amount of $550.0 million, consisting of (i) a Term Loan B Facility in an aggregate principal amount of $425.0 million (the "Term Loan B Facility") maturing on April 30, 2026 and (ii) a revolving credit facility (including a sub-facility of $35.0 million for standby letters of credit) in an aggregate principal amount of $125.0 million maturing on April 30, 2024 (the "Revolving Credit Facility" and, together with the Term Loan B Facility, the "Senior Credit Facilities"). As of July 2, 2023, the Senior Credit Facilities, as amended, provide for an aggregate maximum commitment available for borrowings under the Revolving Credit Facility of $215.0 million. The Revolving Credit Facility, as amended, matures on January 29, 2026.
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

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

As of July 2, 2023, there were no revolving credit borrowings outstanding and $10.5 million of letters of credit issued under the Revolving Credit Facility. After reserving for issued letters of credit and outstanding revolving credit borrowings, $204.5 million was available for revolving credit borrowings under the Senior Credit Facilities at July 2, 2023.
The Term Loan B Facility requires quarterly installment payments, which began on September 30, 2019. Amounts outstanding at July 2, 2023 are due and payable as follows:
(i) eleven remaining quarterly installments of $1.1 million;
(ii) one final payment of $153.8 million on April 30, 2026.
At July 2, 2023, borrowings under the Revolving Credit Facility and Term Loan B Facility each bore interest at a rate per annum equal to (a) the Alternate Base Rate (as defined in the Senior Credit Facilities) plus 2.25% or (b) Adjusted Term SOFR (as defined in the Senior Credit Facilities) plus 3.25% (subject to the interest rate swap as described below).
The weighted average interest rate for borrowings on long-term debt balances was 5.7% for both the three and six months ended July 2, 2023, and 5.2% for both the three and six months ended July 3, 2022.
Senior Notes due 2029. On June 28, 2021, the Company issued $300.0 million principal amount of 5.875% Senior Notes due 2029 (the "Notes") in a private placement.
Carrols Restaurant Group and certain of its subsidiaries (the "Guarantors") entered into the Indenture (the "Indenture") dated as of June 28, 2021 with the Bank of New York Mellon Trust Company governing the Notes. The Indenture provides that the Notes will mature on July 1, 2029 and will bear interest at the rate of 5.875% per annum, payable semi-annually on July 1 and January 1 of each year, beginning on January 1, 2022. The entire principal amount of the Notes will be due and payable in full on the maturity date. The Indenture further provides that the Company (i) may redeem some or all of the Notes at any time after July 1, 2024 at the redemption prices described therein, (ii) may redeem up to 40% of the Notes using the proceeds of certain equity offerings completed before July 1, 2024 and (iii) must offer to purchase the Notes if it sells certain of its assets or if specific kinds of changes in control occur, all as set forth in the Indenture. The Notes are senior unsecured obligations of Carrols Restaurant Group and are guaranteed on an unsecured basis by the Guarantors. The Indenture contains certain covenants that limit the ability of Carrols Restaurant Group and the Guarantors to, among other things: incur indebtedness or issue preferred stock; incur liens; pay dividends or make distributions in respect of capital stock or make certain other restricted payments or investments; sell assets; agree to payment restrictions affecting Restricted Subsidiaries (as defined in the Indenture); enter into transactions with affiliates; or merge, consolidate or sell substantially all of the assets. Such restrictions are subject to certain exceptions and qualifications all as set forth in the Indenture. The Company was in compliance with all such covenants as of July 2, 2023.
Interest Rate Swap. In March 2020, the Company entered into an interest rate swap agreement with certain of its lenders under the Senior Credit Facilities to mitigate the risk of increases in the variable interest rate related to term loan borrowings under the Senior Credit Facilities. The agreement matures on February 28, 2025. The interest rate swap originally fixed the interest rate on 50% of outstanding borrowings under the Senior Credit Facility at 0.915% plus the applicable margin in its Senior Credit Facilities with the differences settled monthly. The original notional amount of $220.0 million was reduced to a notional amount of $120.0 million and the fixed rate of interest was changed from 0.915% plus the applicable margin to 0.854% plus the applicable margin in 2022 in connection with the transition from LIBOR to SOFR as the benchmark rate on the Company's Senior Credit Facilities.
The Company received $1.3 million and $2.4 million to settle the interest rate swap during the three and six months ended July 2, 2023, respectively, and made net additional interest payments of $44 thousand and $0.3 million to settle the interest rate swap during the three and six months ended July 3, 2022, respectively.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

The fair value of the Company's interest rate swap agreement was an asset of $7.9 million as of July 2, 2023 which is included in other assets in the accompanying condensed consolidated balance sheets. Changes in the fair value of the cash flow hedges included in the assessment of hedge effectiveness is recognized in accumulated other comprehensive income. The amounts recorded in other comprehensive income will subsequently be reclassified to earnings as an increase or decrease to interest expense as realized through receipts or payments. The Company expects to recognize net gains totaling $5.4 million into earnings in the next twelve months.
8. Income Taxes
The provision (benefit) for income taxes for the three and six months ended July 2, 2023 and July 3, 2022 was comprised of the following:

	Three Months Ended		Six Months Ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Current	$153	$—	$153	$—
Deferred	(451)	(9,400)	2,022	(17,616)
Change in valuation allowance	902	3,279	(429)	5,486
Provision (benefit) for income taxes	$604	$(6,121)	$1,746	$(12,130)
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.
The provision for income taxes for the three and six months ended July 2, 2023 was derived using an estimated effective annual income tax rate for all of 2023 of 5.6%, which is inclusive of the estimated change in the Company's valuation allowance on its deferred tax assets and excludes other discrete tax adjustments. The difference compared to the statutory rate for 2023 is primarily attributable to non-refundable business credits and also is impacted, to a lesser extent, by certain permanent non-deductible expenses, both of which are not directly related to the amount of pre-tax loss recorded in the period. This difference also includes the impact from the increase to the Company's valuation allowance on its deferred income tax assets. In periods where recorded pre-tax income (loss) is relatively small, the proportional impact of these items on the effective rate may be significant. There were no discrete adjustments for the three months ended July 2, 2023. The income tax provision for the six months ended July 2, 2023 included $0.8 million of tax expense from net discrete tax adjustments.
The benefit for income taxes for the three and six months ended July 3, 2022 was derived using an estimated effective annual income tax rate for all of 2022 of 20.3%, which is inclusive of the estimated change in the Company's valuation allowance on its deferred tax assets and excludes other discrete tax adjustments. The difference compared to the statutory rate for 2022 is attributed to various nondeductible tax expenses and non-refundable business credits which are not directly related to the amount of pre-tax loss recorded in the period as well as the valuation allowance charge. There were no discrete tax adjustments during the three and six months ended July 3, 2022.
The Company's federal net operating loss carryforwards generated prior to December 31, 2017 expire beginning in 2035. Federal net operating losses generated subsequent to 2017 have no expiration date. As of July 2, 2023, the Company had federal net operating loss carryforwards of approximately $124.4 million, general business credits ("GBC") carryforwards of $43.9 million and approximately $170.5 million in state net operating loss carryforwards. The Company's GBC carryforwards begin to expire in 2032 and state net operating loss carryforwards begin to expire in 2023.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

The Company performs an assessment of positive and negative evidence regarding the realization of its deferred income tax assets as required by ASC 740. Under ASC 740, the weight given to negative and positive evidence is commensurate only to the extent that such evidence can be objectively verified. ASC 740 prescribes that objective historical evidence, in particular the Company's three-year cumulative loss position at July 2, 2023, be given greater weight than subjective evidence, including the Company's forecast of future taxable income, which include assumptions that cannot be objectively verified. In determining the likelihood of future realization of the deferred income tax assets as of July 2, 2023 and January 1, 2023 the Company considered both positive and negative evidence and weighted the effect of such evidence based upon its objectivity. At July 2, 2023 and January 1, 2023, the Company determined that a valuation allowance was needed for certain federal income tax credits and state operating loss carryforwards in the amount of $43.7 million and $44.3 million, respectively, as they may expire prior to their utilization by the Company. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as projections for growth. The Company recorded an income tax expense of $0.9 million in the three months ended July 2, 2023 and an income tax benefit of $0.4 million in the six months ended July 2, 2023 relative to this valuation reserve.
The Company's policy is to recognize interest and/or penalties related to uncertain tax positions in income tax expense. At July 2, 2023 and January 1, 2023, the Company had no unrecognized tax benefits and no accrued interest related to uncertain tax positions. The tax years 2019 - 2022 remain open to examination by the major taxing jurisdictions to which the Company is subject. Although it is not reasonably possible to estimate the amount by which unrecognized tax benefits may increase within the next twelve months due to the uncertainties regarding the timing of examinations, the Company does not expect unrecognized tax benefits to significantly change in the next twelve months.
9. Stock-Based Compensation
Stock-based compensation expense for the three months ended July 2, 2023 and July 3, 2022 was $1.0 million and $0.9 million, respectively, and for the six months ended July 2, 2023 and July 3, 2022 was $2.1 million and $2.9 million, respectively. The first quarter of 2022 included additional stock-based compensation expense of $0.7 million related to the accelerated vesting of certain awards upon the retirement of our former CEO.
As of July 2, 2023, the total unrecognized stock-based compensation expense relating to time-vested restricted shares, performance-based restricted stock units and stock options was approximately $14.5 million and the Company expects to record an additional $3.5 million in stock-based compensation expense related to the vesting of these awards in the remainder of 2023. The remaining weighted average vesting period for stock options and non-vested shares was 2.1 years and restricted stock units was 2.7 years.
Time-based Non-vested Shares. During the six months ended July 2, 2023, the Company granted 1,007,915 non-vested shares of common stock to certain employees and officers of the Company and 384,807 non-vested shares of common stock to the outside directors of the Company. These shares generally vest in equal installments over their three-year service period, provided the participant has continuously remained an employee, officer or director of the Company.
In addition, on May 1, 2023, the Company granted 417,320 time-vested restricted shares to its new CEO. These shares generally vest in equal installments over a three-year service period, provided the participant has continuously remained employed by the Company.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

A summary of all non-vested common share activity for the six months ended July 2, 2023 was as follows:

	Shares	Weighted Average Grant Date Price
Non-vested at January 1, 2023	1,767,811	$3.79
Granted	1,810,042	$2.50
Vested	(779,318)	$4.22
Forfeited	(11,600)	$2.48
Non-vested at July 2, 2023	2,786,935	$2.84
The fair value of time-vested shares is based on the closing price on the date of grant.
Performance-based Restricted Shares. On April 1, 2022, 600,000 performance-based restricted shares were granted to the Company's former CEO of which 450,000 shares were forfeited on December 31, 2022. The remaining shares will fully vest on the third anniversary of the grant date based on the achievement of contractually defined EBITDA and share price growth targets. The fair value of the market-based restricted shares was determined using a Monte Carlo simulation valuation model and the shares were expensed over the applicable service period based on the probability of the Company's attainment of the contractually defined performance targets. This probability of performance attainment is assessed quarterly and if the Company estimates that it is not probable that the performance conditions will be satisfied, adjustments to prior and future expense will be recorded at that time.
Performance-based Restricted Stock Units. On July 1, 2023, the Company granted 797,915 performance-based restricted stock units to its executive officers. The number of performance-based restricted stock units that will ultimately vest and be received by the participants is based on achievement of contractually defined EBITDA growth targets to be measured over the period ending fiscal 2025. The Company estimates the fair-value of performance-based restricted stock units based on the closing stock price on the date of the grant which was $5.04. The Company assesses the probability of target attainment on a quarterly basis and records the expense over the vesting period. As of July 2, 2023, the Company has assessed the probability at maximum target attainment.
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
The following is a summary of all stock option activity for the six months ended July 2, 2023:

	Options	Weighted Average Exercise Price	Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value(1)
Options outstanding at January 1, 2023	975,500
Forfeited	—	$7.12
Options Outstanding at July 2, 2023	975,500	$7.12	4.1	$—
Vested or expected to vest at July 2, 2023	975,500	$7.12	4.1	$—
Options exercisable at July 2, 2023	868,250	$7.12	4.1	$—
(1)The aggregate intrinsic value is calculated using the difference between the market price of the Company's common stock at July 2, 2023 of $5.04 and the grant price for only those awards that have a grant price that is less than the market price of the Company's common stock at July 2, 2023. There were no awards having a grant price less than the market price of the Company's common stock at July 2, 2023.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

Time-Based Restricted Stock Units. The Company has issued time-based restricted stock units ("RSUs") on shares of the Company's common shares to certain officers of the Company.
The following is a summary of all RSU activity for the six months ended July 2, 2023:

Units
Non-vested at January 1, 2023	38,770
Vested	(19,381)
Non-vested at July 2, 2023	19,389
10. Commitments and Contingencies
Lease Guarantees. Fiesta Restaurant Group, Inc. ("Fiesta"), a former wholly-owned subsidiary of the Company, was spun-off in 2012 to the Company's stockholders. As of July 2, 2023, the Company is a guarantor under 17 leases from the time when Fiesta was its subsidiary, which have lease terms expiring on various dates through 2030. As of July 2, 2023, the guarantees include eight Fiesta restaurant property leases and nine Taco Cabana leases of which all but one Fiesta-owned restaurant is still operating. Eight of these guarantees are for leases with Pollo Operations, Inc, a wholly owned subsidiary of Fiesta, and nine of the guarantees are for leases with Texas Taco Cabana, L.P., an indirect subsidiary of Taco Cabana, Inc. (together with all direct and indirect subsidiaries, "Taco"). Taco was a wholly owned subsidiary of Fiesta until August 16, 2021 when Fiesta sold all of its outstanding capital stock of Taco Cabana, Inc. to YTC Enterprises, LLC, an affiliate of Yadav Enterprises, Inc. The Company is fully liable for all obligations under the terms of the leases in the event that a tenant fails to pay any sums due under the lease, subject to indemnification provisions of the Separation and Distribution Agreement entered into in connection with the spin-off of Fiesta.
The maximum potential amount of future undiscounted rental payments the Company could be required to make under these leases at July 2, 2023 was $9.6 million. The obligations under these leases will generally continue to decrease over time as these operating leases expire, except for any execution of renewal options that exist under the original leases. No payments related to these guarantees have been made by the Company to date and none are expected to be required to be made in the future. The Company has not recorded a liability for these guarantees in accordance with ASC 460 - Guarantees as Fiesta has indemnified the Company for all such obligations and the Company did not believe it was probable it would be required to perform under any of the guarantees or direct obligations.
Litigation. The Company is party to various litigation matters that arise in the ordinary course of business. The Company does not believe that the outcome of any of these matters will have a material adverse effect on its consolidated financial statements.
Supplier Concentrations. The Company primarily utilizes four distributors, McLane Company Inc., Lineage Foodservice Solutions, LLC, Reinhart Food Service LLC and Performance Foodservice, to supply its Burger King restaurants with the majority of its foodstuffs. As of July 2, 2023, such distributors supplied 31%, 30%, 29% and 10%, respectively, of the Company's Burger King restaurants. Additionally, one bakery supplies the rolls used in approximately 50% of the Company's Burger King restaurants. The Company utilizes five distributors for its Popeyes restaurants, five for poultry products and two for all other products. For the Company's Popeyes restaurants, one distributor, Customized Distribution Services, supplies poultry products to 53% of its restaurants and supplies non-poultry products to 58% of its restaurants.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

11. Transactions with Related Parties
In connection with an acquisition of restaurants from Burger King Corporation ("BKC"), a subsidiary of Restaurant Brands International Inc. ("RBI"), in 2012, Carrols Restaurant Group issued to BKC 100 shares of Series A Convertible Preferred Stock, which was exchanged for 100 shares of newly issued Series B Convertible Preferred Stock ("Series B Preferred Stock") in 2018. The Series B Preferred Stock was further exchanged for 100 shares of newly issued Series D Convertible Preferred Stock in 2022. These preferred shares are convertible into 9,414,580 shares of common stock, which as of July 2, 2023 represents approximately 14.7% of the outstanding shares of the Company's common stock after giving effect to the conversion of the Series D Preferred Stock and excluding shares held in treasury. Pursuant to the Certificate of Designation of the Series D Preferred Stock (the "Certificate of Designation"), the BKC Stockholders are entitled to elect two representatives on the Company's Board of Directors. The approval of the BKC Stockholders is also required before the Company can take certain actions, including, among other things, amending the Company's certificate of incorporation or bylaws, declaring or paying a special cash dividend, amending the size of the Company's Board of Directors, or engaging in any business other than the ownership and operation of Burger King restaurants, in each case as more particularly described in the Certificate of Designation.
The Company operates its Burger King restaurants under franchise agreements with BKC and its Popeyes restaurants under franchise agreements with Popeyes Louisiana Kitchen, Inc. ("PLK"), both subsidiaries of RBI. These franchise agreements generally provide for an initial term of twenty years and currently have an initial franchise fee of $50,000. With BKC's and PLK's respective approval, the Company can elect to extend franchise agreements for additional 20-year terms, provided that the restaurant meets the current restaurant image standard and the Company is not in default under terms of the franchise agreement. In addition to the initial franchise fee, the Company generally pays BKC a monthly royalty at a rate of 4.5% of Burger King restaurant sales and PLK a weekly royalty at a rate of 5.0% of Popeyes restaurant sales. Royalty expense was $21.7 million and $19.6 million in the three months ended July 2, 2023 and July 3, 2022, respectively, and $41.5 million and $37.3 million in the six months ended July 2, 2023 and July 3, 2022, respectively, and is included in other restaurant operating expenses in the condensed consolidated statements of comprehensive loss. Beginning in May of 2021, the Company also pays a monthly fee to BKC for use of its digital platform, which was $0.7 million and $1.4 million in the three and six months ended July 2, 2023, respectively, and $0.5 million and $0.9 million in the three and six months ended July 3, 2022, respectively, and is included in other restaurant operating expenses in the condensed consolidated statements of comprehensive loss.
The Company is also generally required to contribute 4.0% of restaurant sales from its restaurants to an advertising fund utilized by BKC and PLK for advertising, promotional programs and public relations activities, and additional amounts for local advertising in markets that approve such advertising. Advertising expense associated with these expenditures was $19.2 million and $17.3 million in the three months ended July 2, 2023 and July 3, 2022, respectively, and $36.4 million and $33.0 million in the six months ended July 2, 2023 and July 3, 2022, respectively.
As of July 2, 2023 and July 3, 2022, the Company leased 218 and 222 of its restaurant locations from BKC, respectively. As of July 2, 2023 and July 3, 2022, the terms and conditions of the leases with BKC are identical to those between BKC and their third party lessors for 96 and 95 restaurants, respectively. Aggregate rent under these BKC leases was $7.3 million and $6.8 million for the three months ended July 2, 2023 and July 3, 2022, respectively, and $14.3 million and $13.5 million for the six months ended July 2, 2023 and July 3, 2022, respectively. The Company does not believe that such lease terms have been significantly affected by the fact that the Company and BKC are deemed to be related parties.
As of July 2, 2023 and January 1, 2023, the Company owed BKC and PLK $20.0 million and $16.0 million, respectively, related to the payment of advertising, royalties, digital fees, rent and real estate taxes, which is normally remitted on a monthly basis. These costs are included in accounts payable, other current liabilities, and accrued real estate taxes on the accompanying consolidated balance sheets.

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
In addition, pursuant to the Amended ADA, BKC granted Carrols LLC franchise pre-approval to build new Burger King restaurants or acquire Burger King restaurants from Burger King franchisees with respect to 500 Burger King restaurants in the aggregate in (i) Kentucky, Tennessee and Indiana (excluding certain geographic areas in Indiana) and (ii) (a) 16 states, which include Arkansas, Indiana, Kentucky, Louisiana, Maine, Maryland, Michigan, Mississippi, North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina, Tennessee, Vermont and Virginia (subject to certain exceptions for certain limited geographic areas within certain states) and (b) any other geographic locations that Carrols LLC enters after the commencement date of the Amended ADA pursuant to BKC procedures subject to certain limitations. This pre-approval may be suspended as long as the Company is not in compliance with its development commitments described above.
In 2022, the Company entered an agreement with BKC in connection with their "Reclaim the Flame" investment plan. Pursuant to this initiative, BKC has agreed to fund $120 million in additional advertising expenditures over the period October 1, 2022 through December 31, 2024. Following the franchisor's investment period in 2023 and 2024, participating franchisees have agreed to increase their advertising fund contributions by 50 basis points through 2026 if a restaurant-level profitability threshold for the Burger King system is met for the full fiscal year 2024, and further through 2028 if a secondary restaurant-level profitability threshold is met for the full fiscal year 2026.
In May 2023, certain subsidiaries of the Company entered into an agreement and related documentation with BKC related to its Royal Reset program. Pursuant to this program, BKC will provide the Company with the use of certain restaurant technology equipment worth approximately $12.2 million in 2023, conditioned upon the Company completing certain repairs, replacements and improvements with respect to its restaurant assets at a cost of approximately $12.2 million by March 31, 2024. As of July 2, 2023, $1.2 million in equipment has been received by the Company related to this arrangement and $7.3 million in qualified repairs, replacements and improvements have been completed by the Company.
12. Stockholders' Equity
Stock Repurchase Program. On August 2, 2019, the Company's Board of Directors approved a stock repurchase plan ("Repurchase Program") under which the Company may repurchase up to $25.0 million of its outstanding common stock. The authorization became effective August 2, 2019.
On August 10, 2021, the Company's Board of Directors approved an extension of the Company's Repurchase Program with approximately $11.0 million of its original $25.0 million in capacity remaining. The authorization was set to expire in August 2023, unless terminated earlier by the Board of Directors. Purchases under the Repurchase Program may be made from time to time in open market transactions at prevailing market prices or in privately negotiated transactions (including, without limitation, the use of Rule 10b5-1 plans) in compliance with applicable federal securities laws, including Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The Company has no obligation to repurchase stock under the Repurchase Program, and the timing, actual number and value of shares purchased will depend on the Company's stock price, trading volume, general market and economic conditions, and other factors.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

At July 2, 2023, $11.0 million was available to repurchase shares under the Repurchase Program. Shares repurchased are being held in treasury until they are retired at the discretion of the Board of Directors.
13. Net Income (Loss) per Share
The Company applies the two-class method to calculate and present net income (loss) per share. The Company's non-vested restricted share awards and Series D Convertible Preferred Stock contain non-forfeitable rights to dividends and are considered participating securities for purposes of computing net loss per share pursuant to the two-class method. Under the two-class method, net earnings are reduced by the amount of dividends declared (whether paid or unpaid) and the remaining undistributed earnings are then allocated to common stock and participating securities, based on their respective rights to receive dividends. As the Company incurred a net loss for the three and six months ended July 3, 2022, and losses are not allocated to participating securities under the two-class method, such method is not applicable for the aforementioned interim reporting period.
Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding for the reporting period. Diluted net income (loss) per share reflects additional shares of common stock outstanding, where applicable, calculated using the treasury stock method or the two-class method.
The following table sets forth the calculation of basic and diluted net income (loss) per share:

	Three Months Ended		Six Months Ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Basic net income (loss) per share:
Net income (loss)	$14,954	$(26,476)	$15,818	$(47,745)
Less: Income attributable to non-vested shares	(636)	—	(668)	—
Less: Income attributable to preferred stock	(2,212)	—	(2,340)	—
Net income (loss) available to common stockholders	$12,106	$(26,476)	$12,810	$(47,745)
Weighted average common shares outstanding	51,535,242	50,795,328	51,479,396	50,634,008
Basic net income (loss) per share	$0.23	$(0.52)	$0.25	$(0.94)
Diluted net income (loss) per share:
Net income (loss)	$14,954	$(26,476)	$15,818	$(47,745)
Shares used in computing diluted net income (loss) per share	51,535,242	50,795,328	51,479,396	50,634,008
Dilutive effect of preferred stock and non-vested shares	10,588,699	—	10,293,361	—
Shares used in computing diluted net income (loss) per share	62,123,941	50,795,328	61,772,757	50,634,008
Diluted net income (loss) per share	$0.23	$(0.52)	$0.25	$(0.94)
Shares excluded from diluted net income (loss) per share computations(1)	—	11,951,161	—	11,951,161

(1)Shares issuable upon conversion of preferred stock and non-vested shares (including non-vested restricted stock units) were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

14. Other (Income) Expense, net
The three months ended July 2, 2023 included other income, net, of $1.3 million, which was comprised of net gains from insurance recoveries of $0.9 million, a gain of $0.4 million from a sale leaseback transaction, loss on disposal of assets of $0.3 million, and a gain from condemnation of $0.3 million. The six months ended July 2, 2023 included other income, net, of $2.8 million, which was comprised of net gains from insurance recoveries of $1.8 million, a gain of $0.8 million from the derecognition of a lease financing obligation associated with a prior sale leaseback transaction, a gain of $0.4 million from a sale leaseback transaction, a gain from condemnation of a property of $0.3 million and a loss on disposal of assets of $0.5 million. The three months ended July 3, 2022 included other expense, net, of $0.4 million, which was comprised of a loss on disposal of assets of $0.5 million and net gain from insurance proceeds of $0.1 million. The six months ended July 3, 2022 included other expense, net, of $0.6 million, which was comprised of a loss on disposal of assets of $0.8 million, net gain from insurance proceeds of $0.1 million and net gains on previous sale-leaseback transactions of $0.1 million.
15. Subsequent Events
In August 2023, the Company's Board of Directors approved an extension of the Company's Repurchase Program, with approximately $11.0 million of its original $25 million in capacity remaining. The authorization will expire on August 2, 2025, unless terminated earlier by the Board of Directors. Purchases under the Repurchase Program may be made from time to time in open market transactions at prevailing market prices or in privately negotiated transactions (including, without limitation, the use of Rule 10b5-1 plans) in compliance with applicable federal securities laws, including Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The Company has no obligation to repurchase stock under the Repurchase Program, and the timing, actual number and value of shares purchased will depend on the Company's stock price, trading volume, general market and economic conditions, and other factors.

ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
We operate on a 52 or 53 week fiscal year ending on the Sunday closest to December 31. Our fiscal quarters are comprised of 13 weeks, with the exception of the fourth quarter of a 53 week year, which contains 14 weeks. Our fiscal years ended January 1, 2023 and December 31, 2023 each contain 52 weeks.
Introduction
The following Management's Discussion and Analysis of Financial Condition and Results of Operations (or "MD&A") is written to help the reader understand our company. The MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited Condensed Consolidated Financial Statements appearing elsewhere in this report and our Annual Report on Form 10-K for the year ended January 1, 2023. The overview provides our perspective on the individual sections of MD&A, which include the following:
Company Overview—a general description of our business and our key financial measures.
Recent and Future Events Affecting Our Results of Operations—a description of recent events that affect, and future events that may affect, our results of operations.
Results from Operations—an analysis of our results of operations for the three and six months ended July 2, 2023 compared to the three and six months ended July 3, 2022, including a review of material items and known trends and uncertainties.
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
Company Overview
Carrols Restaurant Group, Inc. and its consolidated subsidiaries (collectively, "Carrols Restaurant Group", the "Company", "we", "our" or "us") is one of the largest restaurant companies in the United States and has been operating restaurants for more than 60 years. We are the largest Burger King franchisee in the United States based on number of restaurants, and have operated Burger King restaurants since 1976. As of July 2, 2023 we operated, as franchisee, a total of 1,081 restaurants in 23 states under the trade names of Burger King and Popeyes. This included 1,019 Burger King restaurants in 23 Northeastern, Midwestern, Southcentral and Southeastern states and 62 Popeyes restaurants in six Southeastern states.
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
•Although depreciation and amortization are non-cash charges, the assets that we currently depreciate and amortize will likely have to be replaced in the future, and EBITDA, Adjusted EBITDA and Adjusted Restaurant-Level EBITDA do not reflect the cash required to fund such replacements; and
•EBITDA, Adjusted EBITDA, Adjusted Restaurant-Level EBITDA and Adjusted Net Income (Loss) do not reflect the effect of earnings or charges resulting from matters that our management does not consider to be indicative of our ongoing operations. However, some of these charges (such as impairment and other lease charges, litigation costs and changes in the valuation allowance for deferred taxes) have recurred and may reoccur.
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
In the third quarter of 2022, we entered into an agreement with BKC in connection with their "Reclaim the Flame" investment plan. Pursuant to this initiative, BKC has agreed to fund $120 million in additional advertising expenditures over the period October 1, 2022 through December 31, 2024. Following the investment period in 2023 and 2024, participating franchisees, including us, have agreed to increase our advertising fund contributions by 0.5% of restaurant sales through 2026 if a restaurant-level profitability threshold for the Burger King system is met for the full fiscal year 2024, and further through 2028 if a secondary restaurant-level profitability threshold is met for the full fiscal year 2026.
Under BKC's "Royal Reset" program, BKC will make certain contributions towards franchisee remodel costs, which increase in value if BKC owns the property and/or if the franchisee agrees to pay higher royalty rates over the 20-year franchise term renewal. The "Royal Reset" program also includes a $50 million co-investment with its franchisees in a restaurant refresh program, whereby BKC will match certain restaurant improvement spending by franchisees by providing them with restaurant technology equipment at no cost. In May 2023, we entered into an agreement and related documentation with BKC that will provide us with approximately $12.2 million of restaurant technology equipment in 2023, conditioned upon us completing certain repairs, replacements and improvements to our restaurant assets at a cost of approximately $12.2 million by March 31, 2024. As of July 2, 2023, $1.2 million in equipment has been received by us related to this arrangement and $7.3 million in qualified repairs, replacements and improvements have been completed by us.
Capital Expenditures
We continue to review on an ongoing basis our future development and remodel plans in relation to our available capital resources, construction materials and restaurant equipment availability, and our expected return on investment. We expect that our capital expenditures in 2023 will be approximately $45 million to $50 million.
We incurred $14.1 million of capital expenditures in the first six months of 2023, net of insurance recoveries. In the first six months of 2023, we completed remodels of one Burger King restaurant and two Popeyes restaurants. In all of 2023, we expect to complete development of two new Burger King restaurants and to remodel twelve Burger King restaurants and three Popeyes restaurants.

Area Development and Remodeling Agreement
The Company, Carrols Corporation, Carrols LLC, and BKC entered into an Amended Area Development on January 4, 2021 (the "Amended ADA"). Under the Amended ADA, Carrols LLC has agreed to open, build and operate a total of 50 new Burger King restaurants, 80% of which must be in Kentucky, Tennessee and Indiana. This included four Burger King restaurants by September 30, 2021 (which were completed in 2021), 10 additional Burger King restaurants by September 30, 2022 (of which six were completed in 2022), 12 additional Burger King restaurants by September 30, 2023, 12 additional Burger King restaurants by September 30, 2024 and 12 additional Burger King restaurants by September 30, 2025. There is a 90-day cure period to meet the required restaurant development each development year. We are in ongoing discussions with BKC regarding our development plans, and do not believe that the penalties, if any, associated with not meeting these commitments will be material.
In addition, pursuant to the Amended ADA, BKC granted Carrols LLC franchise pre-approval to build new Burger King restaurants or acquire Burger King restaurants from Burger King franchisees with respect to 500 Burger King restaurants in the aggregate in (i) Kentucky, Tennessee and certain geographic areas in Indiana and (ii) (a) 16 states, which include Arkansas, Indiana, Kentucky, Louisiana, Maine, Maryland, Michigan, Mississippi, North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina, Tennessee, Vermont and Virginia (subject to certain exceptions for certain limited geographic areas within certain states) and (b) any other geographic locations that Carrols LLC enters after the commencement date of the Amended ADA pursuant to BKC procedures subject to certain limitations. This pre-approval may be suspended as long as the Company is not in compliance with its development commitments described above.
Issuance of Senior Notes and Amendments to our Senior Credit Facilities
Senior Credit Facilities. On April 30, 2019, we entered into senior secured credit facilities in an aggregate principal amount of $550.0 million, consisting of (i) a term loan B facility in an aggregate principal amount of $425.0 million (the "Term Loan B Facility") maturing on April 26, 2026, and (ii) a revolving credit facility (including a sub-facility of $35.0 million for standby letters of credit) in an aggregate principal amount of $125.0 million originally maturing on April 30, 2024 (the "Revolving Credit Facility" and, together with the Term Loan B Facility, the "Senior Credit Facilities"). As of July 2, 2023, as amended, we had $165.5 million of aggregate principal amount of our Term Loan B Facility outstanding. As of July 2, 2023 the Senior Credit Facilities, as amended, provide for an aggregate maximum commitment available for borrowings and issuances of letters of credit under the Revolving Credit Facility of $215.0 million. The Revolving Credit Facility, as amended, matures on January 29, 2026.
As of July 2, 2023, there were no revolving credit borrowings outstanding and $10.5 million of letters of credit were issued under our Revolving Credit Facility. After reserving for issued letters of credit and outstanding revolving credit borrowings, $204.5 million was available for revolving credit borrowings under the Revolving Credit Facility on July 2, 2023.
Senior Notes due 2029. On June 28, 2021, the Company issued $300.0 million principal amount of 5.875% Senior Notes due 2029 (the "Notes") in a private placement.

Interest Rate Swap Agreement
In March 2020 we entered into an interest rate swap agreement with certain of our lenders under the Senior Credit Facilities to mitigate the risk of increases in the variable interest rate related to term loan borrowings under the Senior Credit Facilities. The agreement matures on February 28, 2025. The interest rate swap originally fixed the interest rate on 50% of outstanding borrowings under the Senior Credit Facility at 0.915% plus the applicable margin in our Senior Credit Facilities with the difference settled monthly. The original notional amount of $220.0 million was reduced to $120.0 million in 2021 and the fixed rate of interest was changed from 0.915% plus the applicable margin to 0.854% plus the applicable margin in 2022 in connection with the transition from LIBOR to SOFR as the benchmark rate on the our Senior Credit Facilities.
The Company received $1.3 million and $2.4 million to settle the interest rate swap during the three and six months ended July 2, 2023. We expect to recognize net gains totaling $5.4 million related to the interest rate swap agreement during the next twelve months.
Stock Repurchase Program
In August 2, 2019, our Board of Directors approved a stock repurchase plan (the "Repurchase Program") under which we may repurchase up to $25 million of our outstanding common stock. The authorization became effective August 2, 2019, and has since been extended through August 2, 2025. Purchases under the Repurchase Program may be made from time to time in open market transactions at prevailing market prices or in privately negotiated transactions (including, without limitation, the use of Rule 10b5-1 plans) in compliance with applicable federal securities laws, including Rule 10b-18 under the Securities Exchange Act of 1934, as amended.
We did not repurchase any shares in the three and six months ended July 2, 2023 or July 3, 2022. As of July 2, 2023, $11.0 million was available to repurchase shares under the Repurchase Program. We have no obligation to repurchase additional shares of stock under the Repurchase Program, and the timing, actual number and value of shares purchased will depend on our stock price, trading volume, general market and economic conditions and other factors.
Restaurant Closures
We evaluate the performance of our restaurants on an ongoing basis including an assessment of the current and future operating results of each restaurant in relation to its cash flow and future occupancy costs, and with regard to franchise agreement renewals, the cost of required capital improvements. We may elect to close restaurants based on these evaluations.
In 2022, we permanently closed ten Burger King restaurants. In the first six months of 2023, we permanently closed three Burger King restaurants and three Popeyes restaurants. We currently anticipate approximately ten restaurant closures in total in all of 2023, outside of any restaurants being relocated within their trade area.
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

Effect of Minimum Wage Increases
Certain of the states and municipalities in which we operate have increased their minimum wage rates over the past few years and in many cases have also approved additional increases for future periods. As of July 2, 2023, we had ten restaurants in New Jersey that have annual minimum wage increases reaching $15.13 per hour in 2024, and 45 total restaurants in Illinois and Maryland that have annual minimum wage increases reaching $15.00 per hour in 2025.
New York State has a Youth Jobs Program tax credit extending through 2027 from which we have received tax credits annually. We expect to receive approximately $0.6 million and $0.7 million from New York State related to these credits for 2022 and 2023, respectively. On July 2, 2023 we had 124 restaurants in New York State.
We typically attempt to offset the effects of wage inflation, at least in part, through periodic menu price increases. However, no assurance can be given that we will be able to offset these wage increases in the future.

Three Months Ended July 2, 2023 Compared to Three Months Ended July 3, 2022
The following table highlights the key components of sales and the number of restaurants in operation for our second quarter ended July 2, 2023 as compared to the second quarter ended July 3, 2022:

	Three Months Ended
	July 2, 2023	July 3, 2022
Restaurant Sales	$485,223	$441,945
Burger King	461,119	419,758
Popeyes	24,104	22,187

Change in Comparable Restaurant Sales(a)	10.5%	2.8%
Change in comparable Burger King restaurant sales(a)	10.4%	2.8%
Change in comparable Popeyes restaurant sales(a)	11.6%	2.0%

Burger King Restaurants operating at beginning of period:	1,019	1,026
New restaurants opened, including relocations(b)	—	1
Restaurants closed, including relocations(b)	—	(4)
Burger King restaurants at end of period	1,019	1,023
Average number of operating Burger King restaurants	1,014.7	1,024.9

Popeyes Restaurants operating at beginning and end of period:	65	65
Restaurants closed, including relocations(b)	(3)	—
Popeyes Restaurants operating at end of period	62	65
Average number of operating Popeyes restaurants	62.1	65.0
(a)Restaurants we acquire are included in comparable restaurant sales after they have been operated by us for 12 months. Sales from restaurants that we develop are included in comparable restaurant sales after they have been open for 15 months. The calculation of changes in comparable restaurant sales is based on a comparison to the comparable 13-week period 52 weeks prior.
(b)There were no restaurant relocations during the periods presented.
Restaurant Sales. Total restaurant sales in the second quarter of 2023 increased $43.3 million to $485.2 million from the second quarter of 2022. Our comparable restaurant sales increased 10.5% compared to the second quarter of 2022, which reflected an increase in average check of 12.5% which was partially offset by a decrease in customer traffic of 1.8%. The change in average check included a 9.0% effective price increase compared to the second quarter of 2022 for our Burger King restaurants and 13.0% for our Popeyes restaurants. Promotional sales discounts in the second quarter of 2023 were 10.8% of restaurant sales at our Burger King restaurants compared to 17.1% in the second quarter of 2022. Hours of operation increased 3.6% in the second quarter of 2023 at our Burger King restaurants. Restaurant sales were also impacted by the three new Burger King restaurants built since the end of the second quarter of 2022 and the seven Burger King restaurants and three Popeyes restaurants closed since the end of the second quarter of 2022.

Operating Costs and Expenses (percentages stated as a percentage of total revenue). The following table sets forth, for the three months ended July 2, 2023 and July 3, 2022, selected operating results as a percentage of total revenue:

	Three Months Ended (13 weeks)
	July 2, 2023	July 3, 2022
Costs and expenses (all restaurants):
Food, beverage and packaging costs	28.2%	31.7%
Restaurant wages and related expenses	32.0%	33.8%
Restaurant rent expense	6.6%	7.1%
Other restaurant operating expenses	15.2%	15.6%
Advertising expense	4.0%	4.0%
General and administrative	5.1%	4.7%
Food, beverage and packaging costs decreased to 28.2% of restaurant sales in the second quarter of 2023 from 31.7% of restaurant sales in the second quarter of 2022. This decrease reflects the impact of menu price increases taken at our Burger King restaurants since the end of the second quarter of 2022 (2.5%) and lower promotional discounting in the second quarter of 2023 at our Burger King restaurants (1.6%), which were partially offset by increased commodity pricing at our Burger King restaurants (0.4%) and Popeyes restaurants (0.1%).
Restaurant wages and related expenses decreased to 32.0% of restaurant sales in the second quarter of 2023 from 33.8% in the second quarter of 2022. The hourly labor rate, inclusive of minimum wage increases, increased 4.4% in the second quarter of 2023 from the second quarter of 2022 compared to an increase of 9.8% in the second quarter of 2022 from the second quarter of 2021. This was mostly offset by a decrease in restaurant team member hours of 3.5% in the second quarter of 2023 from the second quarter of 2022.
Restaurant rent expense decreased to 6.6% in the second quarter of 2023 from 7.1% in the second quarter of 2022 due to the impact of higher sales volumes on our rental costs, which are approximately 80% fixed.
Other restaurant operating expenses decreased as a percentage of restaurant sales to 15.2% in the second quarter of 2023 from 15.6% of restaurant sales in the second quarter of 2022, and increased $4.7 million. The margin improvement was primarily driven by the impact of 12.5% higher average ticket prices on our operating costs, which include royalty expense and credit card fees which directly increase with selling prices, but also include other costs not directly tied to sales. In the second quarter of 2023 the increased expense was primarily related to higher royalty costs of $2.1 million, higher repairs and maintenance costs of $1.4 million, higher credit card fees of $0.7 million, higher utilities of $0.7 million, and lower insurance claims costs of $1.1 million.
Advertising expense was 4.0% of restaurant sales in both the second quarter of 2023 and the second quarter of 2022.
Adjusted Restaurant-Level EBITDA. As a result of the factors discussed above, Adjusted Restaurant-Level EBITDA increased $33.2 million, or 96.0%, to $67.8 million in the second quarter of 2023 compared to $34.6 million in the second quarter of 2022. As a percentage of total restaurant sales, Adjusted Restaurant-Level EBITDA increased to 14.0% in the second quarter of 2023 from 7.8% in the second quarter of 2022. For a reconciliation between Adjusted Restaurant-Level EBITDA and Income (loss) from operations see page 36.
General and Administrative Expenses. General and administrative expenses increased $3.8 million in the second quarter of 2023 to $24.6 million, and increased to 5.1% as a percentage of total restaurant sales in the second quarter of 2023 from 4.7% in the second quarter of 2022. The $3.8 million increase was due to higher incentive compensation accruals of $3.3 million and higher salaries of $0.6 million.
Adjusted EBITDA. As a result of the factors above, Adjusted EBITDA increased to $44.3 million in the second quarter of 2023 from $15.1 million in the second quarter of 2022. As a percentage of total restaurant sales, Adjusted EBITDA increased to 9.1% in the second quarter of 2023 from 3.4% in the second quarter of 2022. For a reconciliation between net loss and EBITDA and Adjusted EBITDA see page 36.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased $1.5 million to $18.6 million in the second quarter of 2023 from $20.1 million in the second quarter of 2022.
Impairment and Other Lease Charges. During the second quarter of 2023, impairment and other lease charges were $2.7 million, consisting of capital expenditures at previously impaired restaurants of $0.2 million and $2.5 million of other lease charges related to three restaurants closed during the quarter.
During the second quarter of 2022, we recorded impairment and other lease charges of $18.2 million consisting of $16.7 million in goodwill impairment charges, $0.9 million of initial impairment charges for six underperforming restaurants, capital expenditures at previously impaired restaurants of $0.2 million and $0.4 million of other lease charges including charges related to four locations closed during the second quarter of 2022. The non-cash goodwill impairment charge in the second quarter of 2022 represented a full write-down of the goodwill for the Company's Popeyes reporting unit.
Other (Income) expense, net. Other income, net, was $1.3 million in the second quarter of 2023 and included net gains from insurance recoveries of $0.9 million, a gain of $0.4 million from a sale leaseback transaction, a gain from condemnation of $0.3 million and a loss on disposal of assets of $0.3 million. Other expense, net, in the second quarter of 2022 was $0.4 million consisting primarily of a loss on disposal of assets of $0.5 million.
Interest Expense. Interest expense increased to $7.7 million in the second quarter of 2023 from $7.6 million in the second quarter of 2022. Our weighted average interest rate for long-term borrowings increased to 5.7% in the second quarter of 2023 from 5.2% in the second quarter of 2022, due to the higher variable rates on the borrowings under our Senior Credit Facilities that are not subject to the interest rate swap. Variable rate increases on our Senior Credit Facilities have and will be offset by our interest rate swap which, until its expiration in February 2025, fixes the interest rate on $120.0 million of debt outstanding under our Senior Credit Facilities. At the end of the second quarter of 2023, after consideration of our interest rate swap, approximately 90% of our long-term debt (including current portion) was at a fixed rate.
Provision (benefit) for Income Taxes. The provision for income taxes for the three months ended July 2, 2023, was derived using an estimated effective annual income tax rate for all of 2023 of 5.6%, which is inclusive of the estimated change in our valuation allowance on our deferred tax assets and excludes other discrete tax adjustments. The difference compared to the statutory rate for 2023 is primarily attributable to non-refundable business credits and also is impacted, to a lesser extent, by certain permanent non-deductible expenses, both of which are not directly related to the amount of pre-tax loss recorded in the period. The impact from the increase to our valuation allowance on our deferred income tax assets was $0.9 million. There were no discrete tax expenses in the second quarter of 2023.
For the three months ended July 3, 2022, the benefit for income taxes was derived using an estimated effective annual income tax rate for all of 2022 of 20.3%, which is inclusive of the estimated change in our valuation allowance on our deferred tax assets and excludes other discrete tax adjustments. The difference compared to the statutory rate for 2022 is attributable to various permanent non-deductible expenses and non-refundable business credits which are not directly related to the amount of pre-tax loss recorded in the period as well as the impact of an increase to our valuation allowance on our deferred income tax assets of $3.3 million. There were no discrete tax expenses in the second quarter of 2022.
Net Income (Loss). As a result of the above, net income for the second quarter of 2023 was $15.0 million, or $0.23 per diluted share, compared to net loss in the second quarter of 2022 of $26.5 million, or $0.52 per diluted share.

Six Months Ended July 2, 2023 Compared to Six Months Ended July 3, 2022
The following table highlights the key components of sales for the six-month period ended July 2, 2023 as compared to the six-month period ended July 3, 2022:

	Six Months Ended
	July 2, 2023	July 3, 2022
Restaurant Sales	$930,385	$841,421
Burger King	883,056	797,587
Popeyes	47,329	43,834

Change in Comparable Restaurant Sales(a)	11.0%	2.2%
Change in Comparable Burger King Restaurant Sales (a)	11.0%	2.2%
Change in Comparable Popeyes Restaurant Sales (a)	10.6%	2.1

Burger King Restaurants operating at beginning of period:	1,022	1,026
New restaurants opened, including relocations (b)	—	3
Restaurants closed, including relocations (b)	(3)	(6)
Burger King restaurants at end of period	1,019	1,023
Average number of operating Burger King restaurants	1,018.3	1,024.3

Popeyes Restaurants operating at beginning and end of period:	65	65
Restaurants closed, including relocations(b)	(3)	—
Popeyes Restaurants operating at end of period	62	65
Average number of operating Popeyes restaurants	63.5	65.0
(a)Restaurants we acquire are included in comparable restaurant sales after they have been operated by us for 12 months. Sales from restaurants that we develop are included in comparable restaurant sales after they have been open for 15 months. The calculation of changes in comparable restaurant sales is based on a comparison to the comparable 26-week period 52-weeks prior.
(b)There were no restaurant relocations during the periods presented.
Restaurant Sales. Total restaurant sales in the first six months of 2023 increased 10.6% to $930.4 million from $841.4 million in the first six months of 2022. Comparable restaurant sales increased 11.0% in the first six months of 2023 due to an increase in average check of 12.7% which was partially offset by a decrease in customer traffic of 1.5%. The effect in the first six months of 2023 from menu price increases taken since the beginning of 2022 was approximately 9.3% at our Burger King restaurants and 14.0% at our Popeyes restaurants. Promotional sales discounts in the first six months of 2023 were 11.0% of restaurant sales at our Burger King restaurants compared to 17.7% in the first six months of 2022. Hours of operation increased 4.0% in the first six months of 2023 at our Burger King restaurants and 2.1% at our Popeyes restaurants compared to the first six months of 2022. Restaurant sales were also impacted by the three new Burger King restaurants built since the end of the second quarter of 2022 and the seven Burger King restaurants and three Popeyes restaurants closed since the end of the second quarter of 2022.

Operating Costs and Expenses (percentages stated as a percentage of total revenue unless otherwise noted). The following table sets forth, for the six months ended July 2, 2023 and July 3, 2022, selected operating results as a percentage of total revenue:

	Six Months Ended
	July 2, 2023	July 3, 2022
Costs and expenses (all restaurants):
Food, beverage and packaging costs	28.2%	31.3%
Restaurant wages and related expenses	32.4%	34.6%
Restaurant rent expense	6.9%	7.4%
Other restaurant operating expenses	15.4%	16.0%
Advertising expense	4.0%	4.0%
General and administrative	5.4%	5.1%
Food, beverage and packaging costs decreased to 28.2% in the first six months of 2023 from 31.3% in the first six months of 2022. This decrease reflects the impact of menu price increases taken at our Burger King restaurants since the end of the second quarter of 2022 (2.6%) and lower promotional discounting in the second quarter of 2023 at our Burger King restaurants (1.8%), which were partially offset by increased commodity pricing at our Burger King restaurants (1.0%) and increased commodity pricing at our Popeyes restaurants (0.1%).
Restaurant wages and related expenses was 32.4% in the first six months of 2023 and 34.6% the first six months of 2022. The hourly labor rate, inclusive of minimum wage increases, increased 4.8% in the first six months of 2023 from the first six months of 2022 compared to an increase of 11.9% in the first six months of 2022 from the first six months of 2021. The increase in 2023 was mostly offset by a decrease in restaurant team member hours of 3.3% in the first six months of 2023 from the first six months of 2022.
Restaurant rent expense decreased to 6.9% in the first six months of 2023 from 7.4% in the first six months of 2022 due to the impact of higher sales volumes on our rental costs which are approximately 80% fixed.
Other restaurant operating expenses decreased as a percentage of restaurant sales to 15.4% in the first six months of 2023 from 16.0% of restaurant sales in the first six months of 2022, and increased $8.4 million. The margin improvement was primarily driven by the impact of 12.7% higher average ticket prices on our operating costs, which include royalty expense and credit card fees which directly increase with selling prices, but also include other costs not directly tied to sales. In the first six months of 2023, the increased expense was primarily related to higher royalty costs of $4.2 million, higher repairs and maintenance costs of $2.0 million, higher utilities of $2.0 million, higher credit card fees of $1.3 million, and lower insurance claims costs of $2.2 million.
Advertising expense was 4.0% restaurant sales in both the first six months of 2023 and the first six months of 2022.
Adjusted Restaurant-Level EBITDA. As a result of the factors above, Adjusted Restaurant-Level EBITDA increased $65.3 million, or 114.4%, to $122.3 million in the first six months of 2023 compared to $57.1 million in the prior year period, and, as a percentage of total revenue, was 13.1% in the first six months of 2023 and 6.8% in the first six months of 2022. For a reconciliation between Adjusted Restaurant-Level EBITDA and Income (loss) from operations see page 36.
General and Administrative Expenses. General and administrative expenses increased $7.5 million in the first six months of 2023 to $50.3 million and increased to 5.4% as a percentage of total restaurant sales from 5.1% in the first six months of 2022. The $7.5 million increase was primarily due to higher incentive compensation accruals of $7.4 million and increased professional fees of $1.2 million which were partially offset by $0.8 million of lower stock compensation expense.

Adjusted EBITDA. As a result of the factors above, Adjusted EBITDA increased to $75.0 million in the first six months of 2023 from $19.4 million in the first six months of 2022 and as a percentage of total revenue, increased to 8.1% in the first six months of 2023 from 2.3% in the first six months of 2022. For a reconciliation between net income (loss) and EBITDA and Adjusted EBITDA see page 36.
Depreciation and Amortization Expense. Depreciation and amortization expense decreased to $37.3 million in the first six months of 2023 from $39.6 million in the first six months of 2022.
Impairment and Other Lease Charges. Impairment and other lease charges were $4.1 million in the first six months of 2023, which consisted of capital expenditures at previously impaired restaurants of $0.3 million and $3.8 million of other lease charges related to six restaurants closed during the period.
Impairment and other lease charges were $18.7 million in the first six months of 2022, which consisted of $16.7 million in goodwill impairment charges, $1.0 million of initial impairment charges for seven underperforming restaurants, capital expenditures at previously impaired restaurants of $0.3 million, and lease charges related to five restaurants closed during the period of $0.7 million. The non-cash goodwill impairment charge in 2022 represented a full write-down of the goodwill for the Company's Popeyes reporting unit.
Other Expense (Income), net. The first six months of 2023 included other income, net, of $2.8 million, which was comprised of net gains from insurance recoveries of $1.8 million, a gain of $0.8 million from the derecognition of a lease financing obligation associated with a prior sale leaseback transaction, a gain of $0.4 million from a sale leaseback transaction, a gain from condemnation of a property of $0.3 million and a loss on disposal of assets of $0.5 million.
The first six months of 2022 included other expense, net, of $0.6 million which was comprised of a loss on disposal of assets of $0.8 million, a net gain from insurance proceeds of $0.1 million and net gains on previous sale-leaseback transactions of $0.1 million.
Interest Expense. Interest expense increased to $15.9 million in the first six months of 2023 from $15.1 million in the first six months of 2022. The weighted average interest rate on borrowings under our long-term debt increased to 5.7% in the first six months of 2023 from 5.2% in the first six months of 2022, due to the higher variable rates on the borrowings under our Senior Credit Facilities that are not subject to the interest rate swap. Variable rate increases on our Senior Credit Facilities have and will be offset by our interest rate swap which, until its expiration in February 2025, fixes the interest rate on $120.0 million of debt outstanding under our Senior Credit Facilities. At the end of the first six months of 2023, after consideration of our interest rate swap, approximately 90% of our long-term debt (including current portion) was at a fixed rate.
Provision (benefit) for Income Taxes. The provision for income taxes for the first six months of 2023 was derived using an estimated effective annual income tax rate for all of 2023 of 5.6%, which is inclusive of the estimated change in the Company's valuation allowance on its deferred tax assets and excludes other discrete tax adjustments. The difference compared to the statutory rate for 2023 is attributable to various permanent non-deductible expenses and non-refundable business credits which are not directly related to the amount of pre-tax loss recorded in a period as well as the impact of a decrease to our valuation allowance on our deferred income tax assets of $0.4 million. There was $0.8 million of tax expense from net discrete tax adjustments during the six months ended July 2, 2023.
The benefit for income taxes for the first six months of 2022 was derived using an estimated effective annual income tax rate for all of 2022 of 20.3%, which is inclusive of the estimated change in the Company's valuation allowance on its deferred tax assets and excludes other discrete tax adjustments. The difference compared to the statutory rate for 2022 is attributable to various permanent non-deductible expenses and non-refundable business credits which are not directly related to the amount of pre-tax loss recorded in the period as well as the impact of increases to our valuation allowance on our deferred income tax assets of $5.5 million. There were no discrete tax expenses in the six months ended July 3, 2022.

Net Income (Loss). As a result of the above, net income for the first six months of 2023 was $15.8 million, or $0.25 per diluted share, compared to a net loss in first six months of 2022 of $47.7 million, or $0.94 per diluted share.

Results of Operations
Reconciliations of Net Income (loss) to EBITDA, Adjusted EBITDA and Adjusted Net Income (Loss), and Income (loss) from operations to Adjusted Restaurant-Level EBITDA for the three and six months ended July 2, 2023 and July 3, 2022 are as follows (in thousands, except for per share data):

	Three Months Ended		Six Months Ended
Reconciliation of EBITDA and Adjusted EBITDA:	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Net income (loss)	$14,954	$(26,476)	$15,818	$(47,745)
Provision (benefit) from income taxes	604	(6,121)	1,746	(12,130)
Interest expense	7,667	7,636	15,900	15,072
Depreciation and amortization	18,559	20,071	37,277	39,613
EBITDA	41,784	(4,890)	70,741	(5,190)
Impairment and other lease charges	2,749	18,176	4,089	18,672
Stock-based compensation expense	1,002	936	2,099	2,877
Pre-opening costs(1)	4	44	4	89
Executive transition, litigation and other professional expenses(2)	104	403	902	2,321
Other (income) expense, net(3)(4)	(1,319)	439	(2,825)	641
Adjusted EBITDA	$44,324	$15,108	$75,010	$19,410

Reconciliation of Adjusted Restaurant-Level EBITDA:
Income (loss) from operations	$23,225	$(24,961)	$33,464	$(44,803)
Add:
General and administrative expenses	24,588	20,827	50,328	42,844
Pre-opening costs(1)	4	44	4	89
Depreciation and amortization	18,559	20,071	37,277	39,613
Impairment and other lease charges	2,749	18,176	4,089	18,672
Other (income) expense, net(3)(4)	(1,319)	439	(2,825)	641
Adjusted Restaurant-Level EBITDA	$67,806	$34,596	$122,337	$57,056

Reconciliation of Adjusted Net Income (Loss):
Net income (loss)	$14,954	$(26,476)	$15,818	$(47,745)
Add:
Impairment and other lease charges	2,749	18,176	4,089	18,672
Pre-opening costs(1)	4	44	4	89
Executive transition, litigation and other professional expenses(2)	104	403	902	2,321
Other (income) expense, net(3)(4)	(1,319)	439	(2,825)	641
Income tax effect on above adjustments(5)	(385)	(4,766)	(543)	(5,431)
Valuation allowance for deferred taxes(6)	902	3,279	(429)	5,486
Adjusted Net Income (Loss)	$17,009	$(8,901)	$17,016	$(25,967)
Adjusted diluted net income (loss) per share(7)	$0.27	$(0.18)	$0.28	$(0.51)
Diluted weighted average common shares outstanding	62,124	50,795	61,773	50,634
(1)Pre-opening costs for the three and six months ended July 2, 2023 and July 3, 2022 include training, labor and occupancy costs incurred during the construction of new restaurants.

(2)Executive transition, litigation and other professional expenses for the three and six months ended July 2, 2023 include executive recruiting and transition costs and other non-recurring professional expenses. Executive transition, litigation and other professional expenses for the three and six months ended July 3, 2022 include executive recruiting and severance costs, costs pertaining to an ongoing lawsuit with one of the Company's former vendors and other non-recurring professional expenses.
(3)The three months ended July 2, 2023 included other income, net, of $1.3 million, which was comprised of net gains from insurance recoveries of $0.9 million, a gain of $0.4 million from a sale leaseback transaction, a gain from condemnation of a property of $0.3 million and a loss on disposal of assets of $0.3 million. The six months ended July 2, 2023 included other income, net, of $2.8 million, which was comprised of net gains from insurance recoveries of $1.8 million, a gain of $0.8 million from the derecognition of a lease financing obligation associated with a prior sale leaseback transaction, a gain of $0.4 million from a sale leaseback transaction, a gain from condemnation of a property of $0.3 million and a loss on disposal of assets of $0.5 million.
(4)The three and six months ended July 3, 2022 included other expense, net, of $0.4 million and $0.6 million, respectively, which was comprised of a loss on disposal of assets of $0.5 million and $0.8 million, respectively.
(5)The income tax effect related to the adjustments to Adjusted Net Income (Loss) was calculated using an incremental income tax rate of 25% for the three and six months ended July 2, 2023 and July 3, 2022.
(6)Reflects the change in the valuation allowance on all our net deferred taxes for the three and six months ended July 2, 2023 and July 3, 2022.
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
Operating Activities. Net cash provided by operating activities was $52.5 million in the first six months of 2023 compared to net cash used in operating activities of $23.0 million in the first six months of 2022. The increase in the net cash provided was due primarily to an increase of $75.9 million in EBITDA and a net increase in cash provided by working capital components of $19.1 million. Net working capital changes in the first six months of 2023 and 2022 both included a repayment of $10.8 million of employer payroll taxes deferred in 2020 under the CARES Act which is now fully repaid.
Investing Activities. Net cash used for investing activities in the first six months of 2023 and 2022 was $13.5 million and $21.8 million, respectively.

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
The following table sets forth our capital expenditures for the periods presented (in thousands):

	Six Months Ended
	July 2, 2023	July 3, 2022
New restaurant development	$1,204	$5,268
Restaurant remodeling	4,355	6,577
Other restaurant capital expenditures	8,688	8,490
Corporate and restaurant information systems	2,101	2,421
Total capital expenditures	$16,348	$22,756
Number of new restaurant openings, including relocations	—	3
In the first six months of 2023, investing activities also included a property purchased to be sold in a sale-leaseback for $0.7 million, the sale of which was completed with proceeds to us of $1.3 million, as well as proceeds from insurance recoveries of $2.2 million.
Financing Activities. Net cash used in financing activities in the first six months of 2023 was $16.4 million and included repayment of $12.5 million of net revolving credit borrowings under our Senior Credit Facilities, principal payments of $2.1 million of outstanding term B loans under our Senior Credit Facilities, and principal payments on finance leases of $1.5 million.
Net cash provided by financing activities in the first six months of 2022 was $23.8 million and included $27.0 million of net revolving credit borrowings under our Senior Credit Facilities, principal payments of $2.1 million on the Term Loan B Facility and principal payments on finance leases of $1.1 million.
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
As of July 2, 2023, there were no revolving credit borrowings outstanding and $10.5 million of letters of credit issued under the Revolving Credit Facility. After reserving for issued letters of credit and outstanding revolving credit borrowings, $204.5 million was available for revolving credit borrowings at July 2, 2023 under the Revolving Credit Facility.
As there were no borrowings under the Revolving Credit Facility (and only $10.5 million of outstanding letters of credit) at July 2, 2023, we did not exceed 35% of the aggregate borrowing capacity and no First Lien Leverage Ratio calculation was required. However, if we had been subject to the First Lien Leverage Ratio, the Company's First Lien Leverage Ratio was 1.13x to 1.00 as of July 2, 2023 which was below the required First Lien Leverage Ratio of 5.75x to 1.00. As a result, we do not expect to have to reduce our term loan borrowings mandatorily with Excess Cash Flow (as defined in the Senior Credit Facilities). We were in compliance with the financial covenants under our Senior Credit Facilities at July 2, 2023.
At July 2, 2023, borrowings under the Revolving Credit Facility and Term Loan B Facility each bore interest at a rate per annum equal to (a) the Alternate Base Rate (as defined in the Senior Credit Facilities) plus 2.25% or (b) Adjusted Term SOFR (as defined in the Senior Credit Facilities) plus 3.25% (subject to the interest rate swap as described below).
The weighted average interest rate for borrowings on long-term debt balances were 5.7% for the six months ended July 2, 2023 and 5.2% for the six months ended July 3, 2022.
The Term Loan B Facility is due and payable in quarterly installments which began on September 30, 2019. Amounts outstanding at July 2, 2023 are due and payable as follows:
(i) eleven quarterly installments of $1.1 million;
(ii) one final payment of $153.8 million on April 30, 2026.
Interest Rate Swap. In March 2020, we entered into an interest rate swap agreement certain of our lenders under the Senior Credit Facilities to mitigate the risk of increases in the variable interest rate related to term loan borrowings under the Senior Credit Facilities. The agreement matures on February 28, 2025. The interest rate swap originally fixed the interest rate on 50% of outstanding borrowings under the Senior Credit Facilities at 0.915% plus the applicable margin in its Senior Credit Facilities with the differences settled monthly. The original notional amount of $220.0 million was reduced to $120.0 million in 2021 and the fixed rate of interest was changed from 0.915% plus the applicable margin to 0.854% plus the applicable margin in 2022 in connection with the transition from LIBOR to SOFR as the benchmark rate on our Senior Credit Facilities.
We received payments of $1.3 million and $2.4 million to settle the interest rate swap during the three and six months ended July 2, 2023, respectively, and made net additional interest payments of $44 thousand and $0.3 million to settle the interest rate swap during the three and six months ended and July 3, 2022, respectively.

The fair value of our interest rate swap agreement was an asset of $7.9 million as of July 2, 2023 and is included in long-term other assets in the accompanying condensed consolidated balance sheets. Changes in the fair value of the cash flow hedges included in the assessment of hedge effectiveness is recognized in accumulated other comprehensive income. The amounts recorded in other comprehensive income will subsequently be reclassified to earnings as an increase or decrease to interest expense as realized through receipts or payments. We expect to recognize net gains totaling $5.4 million into earnings in the next twelve months.
A table of our contractual obligations as of January 1, 2023 was included in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended January 1, 2023. There have been no significant changes to our contractual obligations during the three months ended July 2, 2023 other than as described under "—Recent and Future Events Affecting Our Results of Operations—Issuance of Notes and Amendments to our Senior Credit Facilities".
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
In 2021 and 2022, the reopening of the economy from the COVID-19 pandemic restrictions increased demand for labor at all levels of the work force and escalated inflation to levels the U.S. economy had not recently experienced. Beginning in the second quarter of 2021 and extending into most of 2022, we were heavily impacted by the sustained levels of commodity and labor inflation. Over that time period, we also experienced difficulty maintaining adequate staffing levels at our restaurants and were impacted by staffing challenges within our supply chain. In 2023, we have seen commodity and labor inflation pressures abate from their peaks and also the availability of labor has improved.
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
A 1% change in interest rates would have resulted in a $0.1 million and $0.3 million change to interest expense for the three and six months ended July 2, 2023, respectively, and a $0.2 million and $0.4 million for the three and six months ended July 3, 2022, respectively.
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
Evaluation of Disclosure Controls and Procedures. We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 2, 2023.
Changes in Internal Control. During the three months ended July 2, 2023, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CARROLS RESTAURANT GROUP, INC.

Date: August 10, 2023	/s/ Deborah M. Derby
(Signature)
Deborah M. Derby President and Chief Executive Officer

Date: August 10, 2023	/s/ Anthony E. Hull
(Signature)
Anthony E. Hull Vice President, Chief Financial Officer and Treasurer