Form 10-Q
period 2023-10-01
CARROLS RESTAURANT GROUP, INC.
filed 2023-11-09
CIK 809248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 3, 2023, Carrols Restaurant Group, Inc. had 54,496,225 shares of its common stock, $.01 par value, outstanding.

CARROLS RESTAURANT GROUP, INC.
FORM 10-Q
QUARTER ENDED OCTOBER 1, 2023

PART I—FINANCIAL INFORMATION
ITEM 1—INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CARROLS RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	October 1, 2023	January 1, 2023
ASSETS
Current assets:
Cash and cash equivalents	$73,020	$18,364
Trade and other receivables	22,616	19,933
Inventories	13,076	14,417
Prepaid expenses and other current assets	18,625	15,562
Total current assets	127,337	68,276
Property and equipment, net of accumulated depreciation of $566,700 and $535,359, respectively	300,388	312,346
Franchise rights, net of accumulated amortization of $171,262 and $161,426, respectively (Note 3)	302,109	312,804
Goodwill (Note 3)	107,751	107,751
Franchise agreements, at cost less accumulated amortization of $18,681 and $16,975, respectively	26,461	28,256
Operating right-of-use assets, net (Note 6)	749,679	763,935
Other assets (Note 7)	11,921	14,350
Total assets	$1,625,646	$1,607,718
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt and finance lease liabilities (Notes 6 and 7)	$7,236	$7,341
Current portion of operating lease liabilities (Note 6)	48,811	47,408
Accounts payable	31,779	30,491
Accrued interest	5,128	9,643
Accrued payroll, related taxes and benefits	53,482	49,934
Accrued real estate taxes	9,468	8,896
Other liabilities	37,946	25,687
Total current liabilities	193,850	179,400
Long-term debt and finance lease liabilities, net of current portion (Notes 6 and 7)	462,800	479,756
Operating lease liabilities (Note 6)	764,554	776,465
Deferred income taxes, net (Note 8)	12,188	7,665
Other liabilities (Note 5)	10,206	13,590
Total liabilities	1,443,598	1,456,876
Commitments and contingencies (Note 10)
Stockholders' equity (Note 12):
Preferred stock, par value $.01; authorized 20,000,000 shares, issued and outstanding—100 shares	—	—
Voting common stock, par value $.01; authorized—100,000,000 shares, issued—56,747,962 and 54,928,225 shares, respectively, and outstanding—51,602,340 and 50,903,111 shares, respectively	539	530
Additional paid-in capital	296,668	292,708
Accumulated deficit	(108,532)	(136,968)
Accumulated other comprehensive income	7,798	8,702
Treasury stock, at cost	(14,425)	(14,130)
Total stockholders' equity	182,048	150,842
Total liabilities and stockholders' equity	$1,625,646	$1,607,718
See notes to unaudited condensed consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Restaurant sales	$475,761	$443,961	$1,406,146	$1,285,382
Operating expenses:
Food, beverage and packaging costs	129,984	138,012	392,110	401,244
Restaurant wages and related expenses	153,712	148,838	455,305	439,773
Restaurant rent expense (Note 6)	32,207	31,244	96,221	93,487
Other restaurant operating expenses	74,685	70,237	217,528	204,676
Advertising expense	19,323	17,841	56,799	51,446
General and administrative expenses (including stock-based compensation of $1,870, $940, $3,969 and $3,817, respectively)	26,165	22,572	76,493	65,416
Depreciation and amortization	18,291	19,284	55,568	58,897
Impairment and other lease charges (Note 4)	1,591	1,196	5,680	19,868
Other income, net (Note 14)	(3,638)	(1,750)	(6,463)	(1,109)
Total operating expenses	452,320	447,474	1,349,241	1,333,698
Income (loss) from operations	23,441	(3,513)	56,905	(48,316)
Interest expense	7,189	7,896	23,089	22,968
Income (loss) before income taxes	16,252	(11,409)	33,816	(71,284)
Provision (benefit) from income taxes (Note 8)	3,634	(2,712)	5,380	(14,842)
Net income (loss)	$12,618	$(8,697)	$28,436	$(56,442)
Basic and diluted net income (loss) per share (Note 13)	$0.20	$(0.17)	$0.44	$(1.11)
Shares used in computing net income (loss) per share:
Weighted average common shares outstanding:
Basic weighted average common shares outstanding	51,560,307	50,805,461	51,506,367	50,689,730
Diluted weighted average common shares outstanding	62,827,875	50,805,461	62,124,464	50,689,730
Comprehensive income (loss), net of tax:
Net income (loss)	$12,618	$(8,697)	$28,436	$(56,442)
Change in valuation of interest rate swap (Note 7)	(472)	2,905	(904)	7,782
Comprehensive income (loss)	$12,146	$(5,792)	$27,532	$(48,660)
See notes to unaudited condensed consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share and per share amounts)
(Unaudited)

								Accumulated
					Additional			Other			Total
	Common Stock		Preferred Stock		Paid-In	Accumulated		Comprehensive	Treasury Stock		Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit		Income	Shares	Amount	Equity
Balance, January 1, 2023	53,010,414	$530	100	$—	$292,708	$(136,968)		$8,702	(2,107,303)	$(14,130)	$150,842
Stock-based compensation	—	—	—	—	1,097	—		—	—	—	1,097
Vesting of non-vested shares and RSUs	767,359	8	—	—	(8)	—		—	—	—	—
Net income	—	—	—	—	—	864		—	—	—	864
Purchase of treasury stock	—	—	—	—	—	—		—	(144,434)	(295)	(295)
Change in valuation of interest rate swap, net of income tax benefit of $260 (Note 7)	—	—	—	—	—	—		(1,137)	—	—	(1,137)
Balance, April 2, 2023	53,777,773	$538	100	$—	$293,797	$(136,104)		$7,565	(2,251,737)	$(14,425)	$151,371
Stock-based compensation	—	—	—	—	1,002	—		—	—	—	1,002
Vesting of non-vested shares	31,343	—	—	—	—	—		—	—	—	—
Net income	—	—	—	—	—	14,954		—	—	—	14,954
Change in valuation of interest rate swap, net of income tax benefit of $41 (Note 7)	—	—	—	—	—	—		705	—	—	705
Balance, July 2, 2023	53,809,116	$538	100	$—	$294,799	$(121,150)		$8,270	(2,251,737)	$(14,425)	$168,032
Stock-based compensation	—	—	—	—	1,870	—			—	—	1,870
Vesting of non-vested shares	44,961	1	—	—	(1)	—			—	—	—
Net income	—	—	—	—	—	12,618			—	—	12,618
Change in valuation of interest rate swap, net of income tax benefit of $274 (Note 7)	—	—	—	—	—	—		(472)	—	—	(472)
Balance, October 1, 2023	53,854,077	$539	100	$—	$296,668	$(108,532)		$7,798	(2,251,737)	$(14,425)	$182,048

Balance, January 2, 2022	52,037,511	$520	100	$—	$287,816	$(61,396)		$1,411	(2,104,953)	$(14,127)	$214,224
Stock-based compensation	—	—	—	—	1,941	—		—	—	—	1,941
Vesting of non-vested shares and RSUs	856,039	9	—	—	(9)	—		—	—	—	—
Net loss	—	—	—	—	—	(21,269)		—	—	—	(21,269)
Change in valuation of interest rate swap, net of income tax expense of $816 (Note 7)	—	—	—	—	—	—		4,282	—	—	4,282
Balance, April 3, 2022	52,893,550	$529	100	$—	$289,748	$(82,665)		$5,693	(2,104,953)	$(14,127)	$199,178
Stock-based compensation	—	—	—	—	936	—		—	—	—	936
Vesting of non-vested shares	16,864	—	—	—	—	—		—	—	—	—
Net loss	—	—	—	—	—	(26,476)			—	—	(26,476)
Change in valuation of interest rate swap, net of income tax benefit of $211 (Note 7)	—	—	—	—	—	—		595	—	—	595
Balance, July 3, 2022	52,910,414	$529	100	$—	$290,684	$(109,141)		$6,288	(2,104,953)	$(14,127)	$174,233
Stock-based compensation	—	—	—	—	940	—		—	—	—	940
Vesting of non-vested shares	—	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(8,697)		—	—	—	(8,697)
Change in valuation of interest rate swap, net of income tax expense of $159 (Note 7)	—	—	—	—	—	—		2,905	—	—	2,905
Balance, October 2, 2022	52,910,414	$529	100	$—	$291,624	$(117,838)		$9,193	(2,104,953)	$(14,127)	$169,381
See notes to unaudited condensed consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	October 1, 2023	October 2, 2022
Cash flows provided by (used in) operating activities:
Net income (loss)	$28,436	$(56,442)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Gain) loss on disposals of property and equipment, including sale-leaseback transactions	(1,936)	1,375
Stock-based compensation	3,969	3,817
Impairment and other lease charges	5,680	19,868
Depreciation and amortization	55,568	58,897
Amortization of deferred financing costs	1,625	1,625
Amortization of discount on debt	98	95
Deferred income taxes	5,098	(14,842)
Changes in other operating assets and liabilities	5,174	(16,535)
Net cash provided by (used in) operating activities	103,712	(2,142)
Cash flows used for investing activities:
Capital expenditures:
New restaurant development	(4,044)	(7,220)
Restaurant remodeling	(8,295)	(7,251)
Other restaurant capital expenditures	(15,746)	(12,325)
Corporate and restaurant information systems	(4,437)	(2,948)
Total capital expenditures	(32,522)	(29,744)
Proceeds from sale of other assets	—	864
Properties purchased for sale-leaseback	(1,790)	(3,996)
Proceeds from sale-leaseback transactions	1,321	4,052
Proceeds from insurance recoveries	2,220	58
Net cash used for investing activities	(30,771)	(28,766)
Cash flows (used in) provided by financing activities:
Principal payments on Term B Loans	(3,188)	(3,188)
Borrowings under revolving credit facility	11,000	91,500
Repayments under revolving credit facility	(23,500)	(81,500)
Principal payments on finance lease liabilities	(2,302)	(1,818)
Purchase of treasury shares	(295)	—
Net cash (used in) provided by financing activities	(18,285)	4,994
Net increase (decrease) in cash and cash equivalents	54,656	(25,914)
Cash and cash equivalents, beginning of period	18,364	29,151
Cash and cash equivalents, end of period	$73,020	$3,237
Supplemental disclosures:
Interest paid on long-term debt	$26,585	$25,210
Interest paid on lease financing obligations	—	77
Interest paid on finance leases	585	505
Accruals for capital expenditures	2,306	1,916
Finance lease obligations incurred	—	9,085
Gain on sale-leaseback transactions	1,217	430
Operating lease assets and liabilities resulting from lease modifications and new leases	27,519	19,461
Operating cash flows related to operating leases	77,415	76,804
Income taxes paid	229	—
See notes to unaudited condensed consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except share and per share amounts)

1. Business Description
At October 1, 2023, Carrols Restaurant Group, Inc. ("Carrols Restaurant Group") operated, as franchisee, 1,019 Burger King® restaurants in 23 Northeastern, Midwestern, Southcentral and Southeastern states and 61 Popeyes® restaurants in six Southeastern states. Carrols Restaurant Group, Inc. is a holding company and conducts all of its operations through its direct and indirect wholly-owned subsidiaries Carrols Corporation and New CFH, LLC and their wholly-owned subsidiaries. Carrols Corporation's material wholly-owned subsidiary is Carrols LLC, a Delaware limited liability company. New CFH LLC's material direct and indirect wholly-owned subsidiaries include Frayser Quality, LLC and Nashville Quality, LLC (and together with New CFH, LLC's immaterial direct and indirect subsidiaries, collectively, "New CFH"). Unless the context otherwise requires, Carrols Restaurant Group and its direct and indirect wholly-owned subsidiaries are collectively referred to as the "Company."
2. Significant Accounting Policies
Basis of Consolidation. The accompanying condensed consolidated financial statements include the accounts of the Company and its direct and indirect wholly-owned subsidiaries. All intercompany transactions have been eliminated in consolidation.
Fiscal Year. The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. The three and nine months ended October 1, 2023 and October 2, 2022 contained thirteen and thirty-nine weeks, respectively. The 2023 fiscal year will end December 31, 2023 and will contain 52 weeks.
Basis of Presentation. The unaudited condensed consolidated financial statements as of and for the three and nine months ended October 1, 2023 and October 2, 2022 have been prepared without an audit pursuant to the rules and regulations of the Securities and Exchange Commission and do not include certain of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of such unaudited condensed consolidated financial statements have been included. The results of operations for the three and nine months ended October 1, 2023 are not necessarily indicative of the results to be expected for the full year.
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

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

Cash and Cash Equivalents. The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. At October 1, 2023, the Company had $30.4 million of cash invested in money market funds classified as cash equivalents on the condensed consolidated balance sheets. The Company did not have any cash invested in money market funds classified as cash equivalents on the condensed consolidated balance sheets as of January 1, 2023.
Food, Beverage and Packaging Costs. The Company includes food, beverage and packaging costs and delivery charges, net of any vendor purchase discounts and rebates, in food, beverage, and packaging costs.
Fair Value of Financial Instruments. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. In determining fair value, the accounting standards establish a three-level hierarchy for inputs used in measuring fair value as follows: Level 1 inputs are quoted prices in active markets for identical assets or liabilities; Level 2 inputs are observable for the asset or liability, either directly or indirectly, including quoted prices in active markets for similar assets or liabilities; and Level 3 inputs are unobservable and reflect the Company's own assumptions. Financial instruments include cash and cash equivalents, trade and other receivables, accounts payable and long-term debt. The carrying amounts of cash and cash equivalents, trade and other receivables and accounts payable approximate fair value because of the short-term nature of these financial instruments. Borrowings under the Company's Senior Credit Facilities (including its term B loans) accrue interest at a floating rate tied to a standard short-term borrowing index selected at the Company's option, plus an applicable margin. The Company's liability for its Senior Credit Facilities and 5.875% Senior Notes due 2029 are carried at historical cost in the accompanying balance sheets. The fair value of our term B loans and 5.875% Senior Notes due 2029 is based on recent trading activity, which are Level 2 inputs in the fair value hierarchy. As of October 1, 2023, the term B loans traded at 96.9% of par value and the 5.875% Senior Notes due 2029 traded at 82.8% of par value.
The Company recognizes its derivative arrangements on the balance sheet at fair value, which is considered a Level 2 input. The Company's only derivative is an interest rate swap (the "Swap") which is designated as a cash flow hedge. Accordingly, the entire change in the fair value of the cash flow hedges included in the assessment of hedge effectiveness is recognized in accumulated other comprehensive income. The amounts recorded in other comprehensive income will subsequently be reclassified to earnings as an increase or decrease to interest expense as realized through receipts or payments. The Company classifies cash inflows and outflows from derivatives within operating activities on the condensed consolidated statements of cash flows. The Swap had an asset value of $7.1 million as of October 1, 2023 and it is classified as Level 2 within the fair value hierarchy.
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
Fair value measurements of non-financial assets and non-financial liabilities are primarily used in the impairment analysis of long-lived assets, goodwill and intangible assets. Long-lived assets and definite-lived intangible assets are measured at fair value on a nonrecurring basis using Level 3 inputs. As described in Note 4, the Company recorded long-lived asset impairment charges of $0.6 million and $1.0 million during the three and nine months ended October 1, 2023, respectively, and $0.4 million and $1.8 million during the three and nine months ended October 2, 2022, respectively. The Company also recorded $16.7 million in goodwill impairment charges in the second quarter of 2022.

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
The Company assesses the potential impairment of franchise rights whenever events or changes in circumstances indicate that the carrying value may not be recoverable, including as a result of closures of restaurants that were part of an acquisition, a shortfall in undiscounted operating cash flows over the projected remaining life of the franchise rights to the carrying value of such franchise rights for each acquisition group, or other indicators of impairment. If an indicator of impairment exists, an estimate of the aggregate undiscounted cash flows from the acquired restaurants is compared to the respective carrying value of franchise rights for each acquisition. If an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value. No impairment charges were recorded related to the Company's franchise rights for the three and nine months ended October 1, 2023 and October 2, 2022.
The change in franchise rights for each of the three and nine months ended October 1, 2023 was from amortization expense during the period. Amortization expense related to franchise rights was $3.5 million for each of the three months ended October 1, 2023 and October 2, 2022, respectively, and $10.4 million and $10.5 million for the nine months ended October 1, 2023 and October 2, 2022, respectively. The Company expects annual amortization expense to be $13.9 million in fiscal 2023 through fiscal 2028.

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
During the third quarter of 2023, the Company performed its annual analysis of its remaining goodwill for the Burger King reporting unit. There were no goodwill impairment losses recorded during the three and nine months ended October 1, 2023. There were no goodwill impairment losses recorded during the three months ended October 2, 2022 and $16.7 million of goodwill impairment losses were recorded during the nine months ended October 2, 2022. The non-cash goodwill impairment charge in 2022 represented a full write-down of the goodwill for the Company's Popeyes reporting unit and is included in impairment and other lease charges on the condensed consolidated statements of comprehensive loss.
4. Impairment of Long-Lived Assets and Other Lease Charges
During the three months ended October 1, 2023, the Company recorded impairment and other lease charges of $1.6 million which included $0.3 million of initial impairment charges for one underperforming restaurant, capital expenditures at previously impaired restaurants of $0.4 million and $1.0 million of other lease charges primarily related to one restaurant closed during the third quarter of 2023. During the nine months ended October 1, 2023, the Company recorded impairment and other lease charges of $5.7 million, which included $0.3 million of initial impairment charges for one underperforming restaurant, capital expenditures at previously impaired restaurants of $0.7 million and $4.7 million of other lease charges related to seven restaurants closed during the period.
During the three months ended October 2, 2022, the Company recorded impairment and other lease charges of $1.2 million, which included $0.3 million of initial impairment charges for three underperforming restaurants, capital expenditures at previously impaired restaurants of $0.1 million and $0.8 million of other lease charges primarily related to one restaurant closed during the third quarter of $0.4 million. During the nine months ended October 2, 2022, the Company recorded impairment and other lease charges of $3.2 million, which included $1.4 million of initial impairment charges for ten underperforming restaurants, capital expenditures at previously impaired restaurants of $0.4 million, and other lease charges of $1.5 million primarily related to six restaurants closed during the period of $1.0 million.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

5. Other Liabilities, Long-Term
Other liabilities, long-term, at October 1, 2023 and January 1, 2023 consisted of the following:

	October 1, 2023	January 1, 2023
Accrued occupancy costs	$1,514	$1,797
Accrued workers' compensation and general liability claims	3,768	5,239
Deferred compensation	2,788	3,002
Accrued post retirement benefits	1,254	1,347
Other	882	2,205
	$10,206	$13,590
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
Variable lease components represent amounts that are contractually fixed as a percentage of sales and are recognized in expense as incurred. Leases with an initial term of 12 months or less are not recorded on the condensed consolidated balance sheets and are recognized as lease expense on a straight-line basis over the lease term. The Company does not account for lease components (e.g., fixed payments including rent) separately from non-lease components (e.g., common area maintenance).
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

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

Lease Cost
The components and classification of lease expense for the three and nine months ended October 1, 2023 and October 2, 2022 are as follows:

		Three Months Ended		Nine Months Ended
Lease cost	Classification	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Operating lease cost(1)	Restaurant rent expense	$26,347	$26,274	$79,065	$78,970
Operating lease cost(2)	General and administrative	307	231	948	704
Variable lease cost	Restaurant rent expense	5,860	4,970	17,156	14,517
Finance lease cost:
Amortization of right-of-use assets	Depreciation and amortization	822	818	2,469	1,975
Interest on lease liabilities	Interest expense	182	227	585	505
Total lease cost		$33,518	$32,520	$100,223	$96,671
(1)Includes short-term leases which are not material.
(2)Represents operating lease costs for property and equipment not directly related to restaurant operations.
7. Long-term Debt
Long-term debt at October 1, 2023 and January 1, 2023 consisted of the following:

	October 1, 2023	January 1, 2023
Senior Credit Facility:
Term B Loans	$164,438	$167,625
Revolving credit borrowings	—	12,500
Senior Notes Due 2029	300,000	300,000
Finance lease liabilities	10,544	12,826
Total Funded debt	474,982	492,951
Less: current portion of long-term debt and finance lease liabilities	(7,236)	(7,341)
Less: unamortized debt issuance costs	(4,592)	(5,401)
Less: unamortized original issue discount	(354)	(453)
Total Long-term debt	$462,800	$479,756
Senior Credit Facilities. On April 30, 2019, the Company entered into senior secured credit facilities in an aggregate principal amount of $550.0 million, consisting of (i) a Term Loan B Facility in an aggregate principal amount of $425.0 million (the "Term Loan B Facility") maturing on April 30, 2026 and (ii) a revolving credit facility (including a sub-facility of $35.0 million for standby letters of credit) in an aggregate principal amount of $125.0 million maturing on April 30, 2024 (the "Revolving Credit Facility" and, together with the Term Loan B Facility, the "Senior Credit Facilities"). As of October 1, 2023, the Senior Credit Facilities, as amended, provide for an aggregate maximum commitment available for borrowings under the Revolving Credit Facility of $215.0 million. The Revolving Credit Facility, as amended, matures on January 29, 2026.
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
As of October 1, 2023, there were no revolving credit borrowings outstanding and $10.5 million of letters of credit issued under the Revolving Credit Facility. After reserving for issued letters of credit and outstanding revolving credit borrowings, $204.5 million was available for revolving credit borrowings under the Senior Credit Facilities at October 1, 2023.
The Term Loan B Facility requires quarterly installment payments, which began on September 30, 2019. Amounts outstanding at October 1, 2023 are due and payable as follows:
(i) ten remaining quarterly installments of $1.1 million;
(ii) one final payment of $153.8 million on April 30, 2026.
At October 1, 2023, borrowings under the Revolving Credit Facility and Term Loan B Facility each bore interest at a rate per annum equal to (a) the Alternate Base Rate (as defined in the Senior Credit Facilities) plus 2.25% or (b) Adjusted Term SOFR (as defined in the Senior Credit Facilities) plus 3.25% (subject to the interest rate swap as described below).
The weighted average interest rate for borrowings on long-term debt balances was 5.7% for both the three and nine months ended October 1, 2023, and 5.4% and 5.3% for the three and nine months ended October 2, 2022, respectively.
Senior Notes due 2029. On June 28, 2021, the Company issued $300.0 million principal amount of 5.875% Senior Notes due 2029 (the "Notes") in a private placement.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

Carrols Restaurant Group and certain of its subsidiaries (the "Guarantors") entered into the Indenture (the "Indenture") dated as of June 28, 2021 with the Bank of New York Mellon Trust Company governing the Notes. The Indenture provides that the Notes will mature on July 1, 2029 and will bear interest at the rate of 5.875% per annum, payable semi-annually on July 1 and January 1 of each year, beginning on January 1, 2022. The entire principal amount of the Notes will be due and payable in full on the maturity date. The Indenture further provides that the Company (i) may redeem some or all of the Notes at any time after July 1, 2024 at the redemption prices described therein, (ii) may redeem up to 40% of the Notes using the proceeds of certain equity offerings completed before July 1, 2024 and (iii) must offer to purchase the Notes if it sells certain of its assets or if specific kinds of changes in control occur, all as set forth in the Indenture. The Notes are senior unsecured obligations of Carrols Restaurant Group and are guaranteed on an unsecured basis by the Guarantors. The Indenture contains certain covenants that limit the ability of Carrols Restaurant Group and the Guarantors to, among other things: incur indebtedness or issue preferred stock; incur liens; pay dividends or make distributions in respect of capital stock or make certain other restricted payments or investments; sell assets; agree to payment restrictions affecting Restricted Subsidiaries (as defined in the Indenture); enter into transactions with affiliates; or merge, consolidate or sell substantially all of the assets. Such restrictions are subject to certain exceptions and qualifications all as set forth in the Indenture. The Company was in compliance with all such covenants as of October 1, 2023.
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
The Company received $1.3 million and $3.7 million to settle the interest rate swap during the three and nine months ended October 1, 2023, respectively, and received $0.4 million and $0.1 million, net, to settle the interest rate swap during the three and nine months ended October 2, 2022, respectively.
The fair value of the Company's interest rate swap agreement was an asset of $7.1 million as of October 1, 2023 which is included in other assets in the accompanying condensed consolidated balance sheets. Changes in the fair value of the cash flow hedges included in the assessment of hedge effectiveness is recognized in accumulated other comprehensive income. The amounts recorded in other comprehensive income will subsequently be reclassified to earnings as an increase or decrease to interest expense as realized through receipts or payments. The Company expects to recognize net gains totaling $5.5 million into earnings in the next twelve months.
8. Income Taxes
The provision (benefit) for income taxes for the three and nine months ended October 1, 2023 and October 2, 2022 was comprised of the following:

	Three Months Ended		Nine Months Ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Current	$129	$—	$282	$—
Deferred	4,837	(3,394)	6,859	(21,010)
Change in valuation allowance	(1,332)	682	(1,761)	6,168
Provision (benefit) for income taxes	$3,634	$(2,712)	$5,380	$(14,842)
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

The provision for income taxes for the three and nine months ended October 1, 2023 was derived using an estimated effective annual income tax rate for all of 2023 of 12.3%,which is inclusive of the estimated change in the Company's valuation allowance on its deferred tax assets and excludes other discrete tax adjustments. The difference compared to the statutory rate for 2023 is primarily attributable to non-refundable business credits and also is impacted, to a lesser extent, by certain permanent non-deductible expenses, both of which are not directly related to the amount of pre-tax income recorded in the period, as well as changes in the valuation allowance. The income tax provision for the nine months ended October 1, 2023 included $1.2 million of tax expense from net discrete tax adjustments.

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
The Company's federal net operating loss carryforwards generated prior to December 31, 2017 expire beginning in 2035. Federal net operating losses generated subsequent to 2017 have no expiration date. As of October 1, 2023, the Company had federal net operating loss carryforwards of approximately $125.9 million, general business credits ("GBC") carryforwards of $43.9 million and approximately $170.5 million in state net operating loss carryforwards. The Company's GBC carryforwards begin to expire in 2032 and state net operating loss carryforwards begin to expire in 2023.
The Company performs an assessment of positive and negative evidence regarding the realization of its deferred income tax assets as required by ASC 740. Under ASC 740, the weight given to negative and positive evidence is commensurate only to the extent that such evidence can be objectively verified. ASC 740 prescribes that objective historical evidence, in particular the Company's three-year cumulative loss position at October 1, 2023, be given greater weight than subjective evidence, including the Company's forecast of future taxable income, which include assumptions that cannot be objectively verified. In determining the likelihood of future realization of the deferred income tax assets as of October 1, 2023 and January 1, 2023 the Company considered both positive and negative evidence and weighted the effect of such evidence based upon its objectivity. At October 1, 2023 and January 1, 2023, the Company determined that a valuation allowance was needed for certain federal income tax credits and state operating loss carryforwards in the amount of $42.3 million and $44.3 million, respectively, as they may expire prior to their utilization by the Company. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as projections for growth. The Company recorded an income tax benefit of $1.3 million and $1.8 million in the three and nine months ended October 1, 2023, respectively, relative to this valuation reserve.
The Company's policy is to recognize interest and/or penalties related to uncertain tax positions in income tax expense. At October 1, 2023 and January 1, 2023, the Company had no unrecognized tax benefits and no accrued interest related to uncertain tax positions. The tax years 2020 - 2023 remain open to examination by the major taxing jurisdictions to which the Company is subject. Although it is not reasonably possible to estimate the amount by which unrecognized tax benefits may increase within the next twelve months due to the uncertainties regarding the timing of examinations, the Company does not expect unrecognized tax benefits to significantly change in the next twelve months.
9. Stock-Based Compensation
Stock-based compensation expense for the three months ended October 1, 2023 and October 2, 2022 was $1.9 million and $0.9 million, respectively, and for the nine months ended October 1, 2023 and October 2, 2022 was $4.0 million and $3.8 million, respectively.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

As of October 1, 2023, the total unrecognized stock-based compensation expense relating to time-vested restricted shares and performance-based restricted stock units was approximately $12.6 million and the Company expects to record an additional $1.7 million in stock-based compensation expense related to the vesting of these awards in the remainder of 2023. The remaining weighted average vesting period for non-vested shares was 1.9 years and restricted stock units was 2.4 years.
Time-based Non-vested Shares. During the nine months ended October 1, 2023, the Company granted 1,425,235 non-vested shares of common stock to certain employees and officers of the Company and 384,807 non-vested shares of common stock to the outside directors of the Company. These shares generally vest in equal installments over their three-year service period, provided the participant has continuously remained an employee, officer or director of the Company.
A summary of all non-vested common share activity for the nine months ended October 1, 2023 was as follows:

	Shares	Weighted Average Grant Date Price
Non-vested at January 1, 2023	1,767,811	$3.79
Granted	1,810,042	$2.50
Vested	(822,368)	$4.15
Forfeited	(11,600)	$2.48
Non-vested at October 1, 2023	2,743,885	$2.84
The fair value of time-vested shares is based on the closing price on the date of grant.
Performance-based Restricted Shares. On April 1, 2022, 600,000 performance-based restricted shares were granted to the Company's former CEO of which 450,000 shares were forfeited on December 31, 2022. The remaining shares will fully vest on the third anniversary of the grant date based on the achievement of contractually defined EBITDA and share price growth targets. The fair value of the market-based restricted shares was determined using a Monte Carlo simulation valuation model and the shares were expensed over the applicable service period based on the probability of the Company's attainment of the contractually defined performance targets. This probability of performance attainment is assessed quarterly and if the Company estimates that it is not probable that the performance conditions will be satisfied, adjustments to prior expense will be recorded at that time.
Performance-based Restricted Stock Units. On July 1, 2023, the Company granted 797,915 performance-based restricted stock units to its executive officers. The number of performance-based restricted stock units that will ultimately vest and be received by the participants is based on achievement of contractually defined EBITDA growth targets to be measured over the period ending fiscal 2025. The Company estimates the fair-value of performance-based restricted stock units based on the closing stock price on the date of the grant which was $5.04. The probability of performance attainment is assessed quarterly and if the Company estimates that it is not probable that the performance conditions will be satisfied, adjustments to prior expense will be recorded at that time.
Stock Options. The Company has issued options to purchase shares of its common stock to certain employees and officers of the Company. These options became exercisable and were expensed over their three-year vesting period. The options expire seven years from the date of the grant and were issued with an exercise price equal to the fair market value of the stock price on the date of grant, or $7.12 per share.
The following is a summary of all stock option activity for the nine months ended October 1, 2023:

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

	Options	Weighted Average Exercise Price	Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value(1)
Options outstanding at January 1, 2023	975,500
Forfeited	—
Options Outstanding at October 1, 2023	975,500	$7.12	3.9	$—
Vested or expected to vest at October 1, 2023	975,500	$7.12	3.9	$—
Options exercisable at October 1, 2023	975,500	$7.12	3.9	$—
(1)The aggregate intrinsic value is calculated using the difference between the market price of the Company's common stock at October 1, 2023 of $6.59 and the grant price for only those awards that have a grant price that is less than the market price of the Company's common stock at October 1, 2023. There were no awards having a grant price less than the market price of the Company's common stock at October 1, 2023.
Time-Based Restricted Stock Units. The Company has issued time-based restricted stock units ("RSUs") on shares of the Company's common shares to certain officers of the Company.
The following is a summary of all RSU activity for the nine months ended October 1, 2023:

Units
Non-vested at January 1, 2023	38,770
Vested	(21,295)
Non-vested at October 1, 2023	17,475
10. Commitments and Contingencies
Lease Guarantees. Fiesta Restaurant Group, Inc. ("Fiesta"), a former wholly-owned subsidiary of the Company, was spun-off in 2012 to the Company's stockholders. As of October 1, 2023, the Company is a guarantor under 17 leases from the time when Fiesta was its subsidiary, which have lease terms expiring on various dates through 2030. As of October 1, 2023, the guarantees include eight Fiesta restaurant property leases and nine Taco Cabana leases of which all but one Fiesta-owned restaurant is still operating. Eight of these guarantees are for leases with Pollo Operations, Inc, a wholly owned subsidiary of Fiesta, and nine of the guarantees are for leases with Texas Taco Cabana, L.P., an indirect subsidiary of Taco Cabana, Inc. (together with all direct and indirect subsidiaries, "Taco"). Taco was a wholly owned subsidiary of Fiesta until August 16, 2021 when Fiesta sold all of its outstanding capital stock of Taco Cabana, Inc. to YTC Enterprises, LLC, an affiliate of Yadav Enterprises, Inc. The Company is fully liable for all obligations under the terms of the leases in the event that a tenant fails to pay any sums due under the lease, subject to indemnification provisions of the Separation and Distribution Agreement entered into in connection with the spin-off of Fiesta.
The maximum potential amount of future undiscounted rental payments the Company could be required to make under these leases at October 1, 2023 was $8.9 million, of which $5.4 million pertains to Fiesta restaurant property leases and $3.5 million pertains to Taco restaurant property leases. The obligations under these leases will generally continue to decrease over time as these operating leases expire, except for any execution of renewal options that exist under the original leases. No payments related to these guarantees have been made by the Company to date and none are expected to be required to be made in the future. The Company has not recorded a liability for these guarantees in accordance with ASC 460 - Guarantees as Fiesta has indemnified the Company for all such obligations and the Company did not believe it was probable it would be required to perform under any of the guarantees or direct obligations.
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

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

Supplier Concentrations. The Company primarily utilizes four distributors, McLane Company Inc., Lineage Foodservice Solutions, LLC, Reinhart Food Service LLC and Performance Foodservice, to supply its Burger King restaurants with the majority of its foodstuffs. As of October 1, 2023, such distributors supplied 31%, 30%, 29% and 10%, respectively, of the Company's Burger King restaurants. Additionally, one bakery supplies the rolls used in approximately 50% of the Company's Burger King restaurants. The Company utilizes five distributors for its Popeyes restaurants, five for poultry products and four for all other products. For the Company's Popeyes restaurants, one distributor, Customized Distribution Services, supplies poultry products to 53% of its restaurants and supplies non-poultry products to 57% of its restaurants.
11. Transactions with Related Parties
In connection with an acquisition of restaurants from Burger King Corporation ("BKC"), a subsidiary of Restaurant Brands International Inc. ("RBI"), in 2012, Carrols Restaurant Group issued to BKC 100 shares of Series A Convertible Preferred Stock, which was exchanged for 100 shares of newly issued Series B Convertible Preferred Stock ("Series B Preferred Stock") in 2018. The Series B Preferred Stock was further exchanged for 100 shares of newly issued Series D Convertible Preferred Stock in 2022. These preferred shares are convertible into 9,414,580 shares of common stock, which as of October 1, 2023 represents approximately 14.7% of the outstanding shares of the Company's common stock after giving effect to the conversion of the Series D Preferred Stock and excluding shares held in treasury. Pursuant to the Certificate of Designation of the Series D Preferred Stock (the "Certificate of Designation"), the BKC Stockholders are entitled to elect two representatives on the Company's Board of Directors. The approval of the BKC Stockholders is also required before the Company can take certain actions, including, among other things, amending the Company's certificate of incorporation or bylaws, declaring or paying a special cash dividend, amending the size of the Company's Board of Directors, or engaging in any business other than the ownership and operation of Burger King restaurants, in each case as more particularly described in the Certificate of Designation.
The Company operates its Burger King restaurants under franchise agreements with BKC and its Popeyes restaurants under franchise agreements with Popeyes Louisiana Kitchen, Inc. ("PLK"), both subsidiaries of RBI. These franchise agreements generally provide for an initial term of twenty years and currently have an initial franchise fee of $50,000. With BKC's and PLK's respective approval, the Company can elect to extend franchise agreements for additional 20-year terms, provided that the restaurant meets the current restaurant image standard and the Company is not in default under terms of the franchise agreement. In addition to the initial franchise fee, the Company generally pays BKC a monthly royalty at a rate of 4.5% of Burger King restaurant sales and PLK a weekly royalty at a rate of 5.0% of Popeyes restaurant sales. Royalty expense was $21.3 million and $19.7 million in the three months ended October 1, 2023 and October 2, 2022, respectively, and $62.8 million and $57.0 million in the nine months ended October 1, 2023 and October 2, 2022, respectively, and is included in other restaurant operating expenses in the condensed consolidated statements of comprehensive loss. Beginning in May of 2021, the Company also pays a monthly fee to BKC for use of its digital platform, which was $0.8 million and $2.2 million in the three and nine months ended October 1, 2023, respectively, and $0.6 million and $1.5 million in the three and nine months ended October 2, 2022, respectively, and is included in other restaurant operating expenses in the condensed consolidated statements of comprehensive loss.
The Company is also generally required to contribute 4.0% of restaurant sales from its restaurants to an advertising fund utilized by BKC and PLK for advertising, promotional programs and public relations activities, and additional amounts for local advertising in markets that approve such advertising. Advertising expense associated with these expenditures was $18.8 million and $17.4 million in the three months ended October 1, 2023 and October 2, 2022, respectively, and $55.2 million and $50.3 million in the nine months ended October 1, 2023 and October 2, 2022, respectively.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

As of October 1, 2023 and October 2, 2022, the Company leased 218 and 221 of its restaurant locations from BKC, respectively. As of October 1, 2023 and October 2, 2022, the terms and conditions of the leases with BKC are identical to those between BKC and their third party lessors for 96 and 95 restaurants, respectively. Aggregate rent under these BKC leases was $7.4 million and $6.9 million for the three months ended October 1, 2023 and October 2, 2022, respectively, and $21.8 million and $20.4 million for the nine months ended October 1, 2023 and October 2, 2022, respectively. The Company does not believe that such lease terms have been significantly affected by the fact that the Company and BKC are deemed to be related parties.
As of October 1, 2023 and January 1, 2023, the Company owed BKC and PLK $20.5 million and $16.0 million, respectively, related to the payment of advertising, royalties, digital fees, rent and real estate taxes, which is normally remitted on a monthly basis. These costs are included in accounts payable, other current liabilities, and accrued real estate taxes on the accompanying consolidated balance sheets.
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
In the second quarter of 2023, certain subsidiaries of the Company entered into an agreement and related documentation with BKC related to its Royal Reset program. Pursuant to this program, BKC will provide the Company with the use of certain restaurant technology equipment worth approximately $12.2 million in 2023, conditioned upon the Company completing certain repairs, replacements and improvements with respect to its restaurant assets at a cost of approximately $12.2 million by March 31, 2024. As of October 1, 2023, $3.4 million in equipment has been received by the Company related to this arrangement and $10.5 million in qualified repairs, replacements and improvements have been completed by the Company.
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
In August 2023, the Company's Board of Directors approved an extension of the Company's Repurchase Program with approximately $11.0 million of its original $25.0 million in capacity remaining which is set to expire on August 2, 2025, unless terminated earlier by the Board of Directors. Purchases under the Repurchase Program may be made from time to time in open market transactions at prevailing market prices or in privately negotiated transactions (including, without limitation, the use of Rule 10b5-1 plans) in compliance with applicable federal securities laws, including Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The Company has no obligation to repurchase stock under the Repurchase Program, and the timing, actual number and value of shares purchased will depend on the Company's stock price, trading volume, general market and economic conditions, and other factors.
At October 1, 2023, $11.0 million was available to repurchase shares under the Repurchase Program. Shares repurchased are being held in treasury until they are retired at the discretion of the Board of Directors.
13. Net Income (Loss) per Share
The Company applies the two-class method to calculate and present net income (loss) per share. The Company's non-vested restricted share awards and Series D Convertible Preferred Stock contain non-forfeitable rights to dividends and are considered participating securities for purposes of computing net loss per share pursuant to the two-class method. Under the two-class method, net earnings are reduced by the amount of dividends declared (whether paid or unpaid) and the remaining undistributed earnings are then allocated to common stock and participating securities, based on their respective rights to receive dividends. As the Company incurred a net loss for the three and nine months ended October 2, 2022, and losses are not allocated to participating securities under the two-class method, such method is not applicable for the aforementioned interim reporting period.
Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding for the reporting period. Diluted net income (loss) per share reflects additional shares of common stock outstanding, where applicable, calculated using the treasury stock method or the two-class method.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

The following table sets forth the calculation of basic and diluted net income (loss) per share:

	Three Months Ended		Nine Months Ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Basic net income (loss) per share:
Net income (loss)	$12,618	$(8,697)	$28,436	$(56,442)
Less: Income attributable to non-vested shares	(696)	—	(1,364)	—
Less: Income attributable to preferred stock	(1,841)	—	(4,181)	—
Net income (loss) available to common stockholders	$10,081	$(8,697)	$22,891	$(56,442)
Weighted average common shares outstanding	51,560,307	50,805,461	51,506,367	50,689,730
Basic net income (loss) per share	$0.20	$(0.17)	$0.44	$(1.11)
Diluted net income (loss) per share:
Net income (loss)	$12,618	$(8,697)	$28,436	$(56,442)
Shares used in computing diluted net income (loss) per share	51,560,307	50,805,461	51,506,367	50,689,730
Dilutive effect of preferred stock and non-vested shares	11,267,568	—	10,618,097	—
Shares used in computing diluted net income (loss) per share	62,827,875	50,805,461	62,124,464	50,689,730
Diluted net income (loss) per share	$0.20	$(0.17)	$0.44	$(1.11)
Shares excluded from diluted net income (loss) per share computations(1)	—	11,921,161	—	11,921,161

(1)Shares issuable upon conversion of preferred stock and non-vested shares (including non-vested restricted stock units) were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive in such periods.
14. Other Income, net
Other income, net, for the three months ended October 1, 2023 was $3.6 million, and included a settlement with BKC under the territorial rights provision of our franchise agreement of $4.3 million and a loss on disposal of assets of $0.6 million. Other income, net, for the nine months ended October 1, 2023 was $6.5 million, and included a settlement with BKC under the territorial rights provision of our franchise agreement of $4.3 million, net gains from insurance recoveries of $1.8 million, a gain of $0.8 million from the derecognition of a lease financing obligation associated with a prior sale leaseback transaction, a gain on sale leaseback transactions of $0.4 million, a gain from condemnation of a property of $0.3 million and a loss on disposal of assets of $1.0 million.
The three months ended October 2, 2022 included other income, net, of $1.8 million, which included a loss on sale-leaseback transactions of $0.5 million and a gain from a settlement with a vendor of $2.5 million. The nine months ended October 2, 2022 included other income, net, of $1.1 million, which included a loss on disposal of assets of $1.0 million and a gain from a settlement with a vendor of $2.5 million.
15. Subsequent Events
In October of 2023, Fiesta was acquired by affiliates of Garnett Station Partners, LLC ("GSP"). Matthew Perelman and Alexander Sloane, each a member of the Company’s Board of Directors, are affiliates of GSP and affiliates of Cambridge Franchise Holdings, LLC which owns approximately 26.4% of the outstanding shares of the Company's common stock. As disclosed in footnote 10, Fiesta is a former wholly-owned subsidiary of the Company and the Company remains guarantor on eight Fiesta restaurant property leases.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

In November of 2023, the Company's entered into an agreement with BKC to remodel 64 restaurants in total between 2023 and 2024 in connection with their "Reclaim the Flame" remodel incentive program.
On November 9, 2023, the Company announced that its Board of Directors has declared a regular quarterly cash dividend of $0.02 per share on all issued and outstanding shares of the Company's common stock, including common stock issuable on the conversion of our Series D Convertible Preferred Stock, that will be paid on December 15, 2023 to stockholders of record as of the close of business on November 21, 2023.

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
Results from Operations—an analysis of our results of operations for the three and nine months ended October 1, 2023 compared to the three and nine months ended October 2, 2022, including a review of material items and known trends and uncertainties.
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
Company Overview
Carrols Restaurant Group, Inc. and its consolidated subsidiaries (collectively, "Carrols Restaurant Group", the "Company", "we", "our" or "us") is one of the largest restaurant companies in the United States and has been operating restaurants for more than 60 years. We are the largest Burger King franchisee in the United States based on number of restaurants, and have operated Burger King restaurants since 1976. As of October 1, 2023 we operated, as franchisee, a total of 1,080 restaurants in 23 states under the trade names of Burger King and Popeyes. This included 1,019 Burger King restaurants in 23 Northeastern, Midwestern, Southcentral and Southeastern states and 61 Popeyes restaurants in six Southeastern states.
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
•EBITDA, Adjusted EBITDA, Adjusted Restaurant-Level EBITDA and Adjusted Net Income (Loss) are non-GAAP financial measures. EBITDA represents net income (loss) before income taxes, interest expense, and depreciation and amortization. Adjusted EBITDA represents EBITDA adjusted to exclude impairment and other lease charges, stock-based compensation expense, restaurant pre-opening costs, executive transition, non-recurring litigation and other professional expenses, and other income, net. Adjusted Restaurant-Level EBITDA represents income (loss) from operations as adjusted to exclude general and administrative expenses, depreciation and amortization, impairment and other lease charges, restaurant pre-opening costs and other income, net. Adjusted Net Income (Loss) represents net income (loss) as adjusted, net of tax, to exclude impairment and other lease charges, restaurant pre-opening costs, executive transition, non-recurring litigation and other professional expenses, other income, net, and the change in the valuation allowance for deferred taxes.

•We are presenting Adjusted EBITDA, Adjusted Restaurant-Level EBITDA and Adjusted Net Income (Loss) because we believe that they provide a more meaningful comparison than EBITDA and net income (loss) of our core business operating results, as well as with those of other similar companies. Additionally, we present Adjusted Restaurant-Level EBITDA because it excludes restaurant pre-opening costs, other income, net, and the impact of general and administrative expenses such as salaries and expenses associated with corporate and administrative functions that support the development and operations of our restaurants, legal, auditing and other professional fees. Although these costs are not directly related to restaurant-level operations, these costs are necessary for the profitability of our restaurants. Management believes that Adjusted EBITDA, Adjusted Restaurant-Level EBITDA and Adjusted Net Income (Loss), when viewed with our results of operations in accordance with U.S. GAAP and the accompanying reconciliations on page 35, provide useful information about operating performance and period-over-period growth, and provide additional information that is useful for evaluating the operating performance of our core business without regard to potential distortions. Additionally, management believes that Adjusted EBITDA and Adjusted Restaurant-Level EBITDA permit investors to gain an understanding of the factors and trends affecting our ongoing cash earnings, from which capital investments are made and debt is serviced.
However, EBITDA, Adjusted EBITDA, Adjusted Restaurant-Level EBITDA and Adjusted Net Income (Loss) are not measures of financial performance or liquidity under U.S. GAAP and, accordingly, should not be considered as alternatives to net income (loss), income (loss) from operations or cash flow from operating activities as indicators of operating performance or liquidity. Also, these measures may not be comparable to similarly titled captions of other companies. For the reconciliation between Net Income (loss) to EBITDA, Adjusted EBITDA and Adjusted Net Income (Loss) and the reconciliation of income from operations to Adjusted Restaurant-Level EBITDA, see page 35.
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
We have entered into the following agreements related to BKC's "Reclaim the Flame" plan:
•In the third quarter of 2022, we entered into an agreement with BKC in connection with their "Reclaim the Flame" advertising investments. BKC agreed to fund $120 million in additional advertising expenditures over the period October 1, 2022 through December 31, 2024. Following the investment period in 2023 and 2024, participating franchisees, including us, have agreed to increase our advertising fund contributions by 0.5% of restaurant sales through 2026 if a restaurant-level profitability threshold for the Burger King system is met for the full fiscal year 2024, and further through 2028 if a secondary restaurant-level profitability threshold is met for the full fiscal year 2026.
•In the second quarter of 2023, we entered into an agreement and related documentation with BKC in connection with their "Royal Reset" program that will provide us with approximately $12.2 million of restaurant technology equipment in 2023, conditioned upon us completing certain repairs, replacements and improvements to our restaurant assets at a cost of approximately $12.2 million by March 31, 2024. As of October 1, 2023, $3.4 million in equipment has been received by us related to this arrangement and $10.5 million in qualified repairs, replacements and improvements have been completed by us.
•In November of 2023, we entered into an agreement with BKC to remodel 64 restaurants in total between 2023 and 2024 in connection with their "Reclaim the Flame" remodel incentive program. We expect approximately one-half of the projects we begin in 2024 to be in BKC's latest "Sizzle" restaurant image. The new “Sizzle” format includes enhancements to guest experience through digital improvements, updated drive-thru and pick-up, as well as signature design elements We completed the first ground-up "Sizzle" restaurant in the Burger King system in October 2023 in Marion, North Carolina.

Capital Expenditures
We continue to review on an ongoing basis our future development and remodel plans in relation to our available capital resources, construction materials and restaurant equipment availability, and our expected return on investment. We expect that our capital expenditures in 2023 will be approximately $50 million.
We incurred $30.3 million of capital expenditures in the first nine months of 2023, net of insurance recoveries. In the first nine months of 2023, we completed remodels of one Burger King restaurant and two Popeyes restaurants. In all of 2023, we expect to complete development of two new Burger King restaurants and to remodel eleven Burger King restaurants and two Popeyes restaurants.
Cash Dividend
On November 9, 2023, the Company's Board of Directors announced the initiation of a regular quarterly cash dividend of $0.02 per share on all issued and outstanding shares of our common stock, including common stock issuable on the conversion of our Series D Convertible Preferred Stock. The cash dividend will be paid on December 15, 2023 to stockholders of record as of the close of business on November 21, 2023.
Area Development and Remodeling Agreement
The Company, Carrols Corporation, Carrols LLC, and BKC entered into an Amended Area Development on January 4, 2021 (the "Amended ADA"). Under the Amended ADA, Carrols LLC agreed to open, build and operate a total of 50 new Burger King restaurants, 80% of which must be in Kentucky, Tennessee and Indiana. This included four Burger King restaurants by September 30, 2021 (which were completed in 2021), 10 additional Burger King restaurants by September 30, 2022 (of which six were completed in 2022), 12 additional Burger King restaurants by September 30, 2023, 12 additional Burger King restaurants by September 30, 2024, and 12 additional Burger King restaurants by September 30, 2025. There is a 90-day cure period to meet the required restaurant development each development year. We are in ongoing discussions with BKC regarding our development plans, and do not believe that the penalties, if any, associated with not meeting these commitments will be material.
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
Issuance of Senior Notes and Amendments to our Senior Credit Facilities
Senior Credit Facilities. On April 30, 2019, we entered into senior secured credit facilities in an aggregate principal amount of $550.0 million, consisting of (i) a term loan B facility in an aggregate principal amount of $425.0 million (the "Term Loan B Facility") maturing on April 26, 2026, and (ii) a revolving credit facility (including a sub-facility of $35.0 million for standby letters of credit) in an aggregate principal amount of $125.0 million originally maturing on April 30, 2024 (the "Revolving Credit Facility" and, together with the Term Loan B Facility, the "Senior Credit Facilities"). As of October 1, 2023, as amended, we had $164.4 million of aggregate principal amount of our Term Loan B Facility outstanding. As of October 1, 2023 the Senior Credit Facilities, as amended, provide for an aggregate maximum commitment available for borrowings and issuances of letters of credit under the Revolving Credit Facility of $215.0 million. The Revolving Credit Facility, as amended, matures on January 29, 2026.
As of October 1, 2023, there were no revolving credit borrowings outstanding and $10.5 million of letters of credit were issued under our Revolving Credit Facility. After reserving for issued letters of credit and outstanding revolving credit borrowings, $204.5 million was available for revolving credit borrowings under the Revolving Credit Facility on October 1, 2023.
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
The Company received $1.3 million and $3.7 million to settle the interest rate swap during the three and nine months ended October 1, 2023, respectively. We expect to recognize net gains totaling $5.5 million related to the interest rate swap agreement during the next twelve months.
Restaurant Closures
We evaluate the performance of our restaurants on an ongoing basis including an assessment of the current and future operating results of each restaurant in relation to its cash flow and future occupancy costs, and with regard to franchise agreement renewals, the cost of required capital improvements. We may elect to close restaurants based on these evaluations.
In 2022, we permanently closed ten Burger King restaurants. In the first nine months of 2023, we permanently closed three Burger King restaurants and four Popeyes restaurants. We currently anticipate approximately ten restaurant closures in total in all of 2023, outside of any restaurants being relocated within their trade area.
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
Effect of Minimum Wage Increases
We are subject to minimum wage requirements in the states and municipalities we operate in, and periodically these municipalities have and may continue to increase these minimum wage rates. Notably, for our restaurant portfolio as of October 1, 2023, we had ten restaurants in New Jersey that have annual minimum wage increases reaching $15.13 per hour in 2024, and 45 total restaurants in Illinois and Maryland that have annual minimum wage increases reaching $14.00 per hour in 2024 and $15.00 per hour in 2025. Recent increases in certain other states minimum wage rates have ranged from 2% to 4%, including those affecting our restaurants in Ohio and Michigan, where we had 114 and 56 restaurants as of October 1, 2023, respectively. We do not expect these minimum wage rate changes to have a material impact on our results, and in most cases we are now paying in excess of state minimum wages given the current labor market.
New York State has a Youth Jobs Program tax credit extending through 2027 from which we have received tax credits annually. We expect to receive approximately $0.6 million and $0.7 million from New York State related to these credits for 2022 and 2023, respectively. On October 1, 2023 we had 124 restaurants in New York State.
We typically attempt to offset the effects of wage inflation, at least in part, through periodic menu price increases. However, no assurance can be given that we will be able to offset these wage increases in the future.

Three Months Ended October 1, 2023 Compared to Three Months Ended October 2, 2022
The following table highlights the key components of sales and the number of restaurants in operation for our third quarter ended October 1, 2023 as compared to the third quarter ended October 2, 2022:

	Three Months Ended
	October 1, 2023	October 2, 2022
Restaurant Sales	$475,761	$443,961
Burger King	451,892	421,853
Popeyes	23,869	22,108

Change in Comparable Restaurant Sales(a)	8.2%	5.0%
Change in comparable Burger King restaurant sales(a)	8.1%	4.9%
Change in comparable Popeyes restaurant sales(a)	11.7%	6.5%

Burger King Restaurants operating at beginning of period:	1,019	1,023
New restaurants opened, including relocations(b)	—	1
Restaurants closed, including relocations(b)	—	(2)
Burger King restaurants at end of period	1,019	1,022
Average number of operating Burger King restaurants	1,012.2	1,022.8

Popeyes Restaurants operating at beginning and end of period:	62	65
Restaurants closed, including relocations(b)	(1)	—
Popeyes Restaurants operating at end of period	61	65
Average number of operating Popeyes restaurants	60.8	65.0
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
Restaurant Sales. Total restaurant sales in the third quarter of 2023 increased $31.8 million to $475.8 million from the third quarter of 2022. Our comparable restaurant sales increased 8.2% compared to the third quarter of 2022, which reflected an increase in average check of 7.8% and an increase in customer traffic of 0.4%. The change in average check included a 6.3% effective price increase compared to the third quarter of 2022 for our Burger King restaurants and 11.5% for our Popeyes restaurants. Promotional sales discounts in the third quarter of 2023 were 11.5% of restaurant sales at our Burger King restaurants compared to 16.1% in the third quarter of 2022. Hours of operation at our restaurants increased 3.4% in the third quarter of 2023 compared to the third quarter of 2022. Restaurant sales were also impacted by the two new Burger King restaurants built since the end of the third quarter of 2022, the five Burger King restaurants and four Popeyes restaurants closed since the end of the third quarter of 2022, and restaurant remodeling closures.

Operating Costs and Expenses (percentages stated as a percentage of total revenue). The following table sets forth, for the three months ended October 1, 2023 and October 2, 2022, selected operating results as a percentage of total restaurant sales:

	Three Months Ended (13 weeks)
	October 1, 2023	October 2, 2022
Costs and expenses (all restaurants):
Food, beverage and packaging costs	27.3%	31.1%
Restaurant wages and related expenses	32.3%	33.5%
Restaurant rent expense	6.8%	7.0%
Other restaurant operating expenses	15.7%	15.8%
Advertising expense	4.1%	4.0%
General and administrative	5.5%	5.1%
Food, beverage and packaging costs decreased to 27.3% of restaurant sales in the third quarter of 2023 from 31.1% of restaurant sales in the third quarter of 2022. This decrease reflects the impact of menu price increases taken at our Burger King restaurants since the end of the third quarter of 2022 (1.8%), lower promotional discounting in the third quarter of 2023 at our Burger King restaurants (1.1%) and lower commodity pricing at our Burger King restaurants (0.3%) which were partially offset by higher commodity pricing at our Popeyes restaurants (0.1%). Food, beverage and packaging costs in the third quarter of 2023 were also impacted by the benefit from a new vendor agreement of $3.4 million, of which $2.3 million related to purchases in the first six months of 2023.
Restaurant wages and related expenses decreased to 32.3% of restaurant sales in the third quarter of 2023 from 33.5% in the third quarter of 2022. The hourly labor rate, inclusive of minimum wage increases, increased 3.8% in the third quarter of 2023 from the third quarter of 2022 compared to an increase of 7.2% in the third quarter of 2022 from the third quarter of 2021. The hourly labor rate increase in the third quarter of 2023 from the third quarter of 2022 was mostly offset by a decrease in restaurant team member hours of 3.0%, which includes the impact of a lower restaurant count in 2023.
Restaurant rent expense decreased to 6.8% in the third quarter of 2023 from 7.0% in the third quarter of 2022 due to the impact of higher sales volumes on our rental costs, which are approximately 80% fixed.
Other restaurant operating expenses decreased as a percentage of restaurant sales to 15.7% in the third quarter of 2023 from 15.8% of restaurant sales in the third quarter of 2022, and increased $4.4 million. The margin improvement was primarily driven by the impact of an increase in average check of 7.8% on our operating costs, which include royalty expense and credit card fees which directly increase with selling prices, but also include other fixed costs not directly tied to sales. In the third quarter of 2023 the increased expense was primarily related to higher repairs and maintenance costs of $2.0 million, higher royalty costs of $1.6 million, and higher credit card fees of $0.6 million.
Advertising expense increased to 4.1% of restaurant sales in the third quarter of 2023 compared to 4.0% in the third quarter of 2022 due to increased spending on local advertising.
Adjusted Restaurant-Level EBITDA. As a result of the factors discussed above, Adjusted Restaurant-Level EBITDA increased $27.9 million, or 74%, to $65.8 million in the third quarter of 2023 compared to $37.9 million in the third quarter of 2022. As a percentage of total restaurant sales, Adjusted Restaurant-Level EBITDA increased to 13.8% in the third quarter of 2023 from 8.5% in the third quarter of 2022. For a reconciliation between Adjusted Restaurant-Level EBITDA and Income (loss) from operations see page 35.
General and Administrative Expenses. General and administrative expenses increased $3.6 million in the third quarter of 2023 to $26.2 million, and increased to 5.5% as a percentage of total restaurant sales in the third quarter of 2023 from 5.1% in the third quarter of 2022. The $3.6 million increase included higher incentive compensation accruals of $3.5 million, higher salaries of $1.0 million and higher stock compensation expense of $0.9 million, which were partially offset by lower professional fees of $0.7 million and lower travel expenses of $0.7 million.

Adjusted EBITDA. As a result of the factors above, Adjusted EBITDA increased to $41.9 million in the third quarter of 2023 from $17.7 million in the third quarter of 2022. As a percentage of total restaurant sales, Adjusted EBITDA increased to 8.8% in the third quarter of 2023 from 4.0% in the third quarter of 2022. For a reconciliation between Net Income (Loss) and EBITDA and Adjusted EBITDA see page 35.
Depreciation and Amortization Expense. Depreciation and amortization expense decreased $1.0 million to $18.3 million in the third quarter of 2023 from $19.3 million in the third quarter of 2022.
Impairment and Other Lease Charges. During the third quarter of 2023, impairment and other lease charges were $1.6 million, consisting of capital expenditures at previously impaired restaurants of $0.4 million, initial impairment charges for one underperforming restaurant of $0.3 million and $1.0 million of other lease charges primarily related to one restaurant closed during the quarter.
During the third quarter of 2022, we recorded impairment and other lease charges of $1.2 million consisting of $0.3 million of initial impairment charges for three underperforming restaurants, capital expenditures at previously impaired restaurants of $0.1 million and $0.8 million of other lease charges primarily related to one restaurant closed during the third quarter of 2022.
Other Income, net. Other income, net, was $3.6 million in the third quarter of 2023 and included a settlement with BKC under the territorial rights provision of our franchise agreement of $4.3 million and a loss on disposal of assets of $0.6 million. Other income, net, in the third quarter of 2022 was $1.8 million which was comprised of a loss on sale leaseback transactions of $0.5 million and a gain from a settlement with a vendor of $2.5 million.
Interest Expense. Interest expense decreased to $7.2 million in the third quarter of 2023 from $7.9 million in the third quarter of 2022 due to lower outstanding debt balances. Our weighted average interest rate for long-term borrowings increased to 5.7% in the third quarter of 2023 from 5.4% in the third quarter of 2022, due to the higher variable rates on the borrowings under our Senior Credit Facilities that are not subject to the interest rate swap. Variable rate increases on our Senior Credit Facilities have and will be offset by our interest rate swap which, until its expiration in February 2025, fixes the interest rate on $120.0 million of debt outstanding under our Senior Credit Facilities. At the end of the third quarter of 2023, after consideration of our interest rate swap, approximately 90% of our long-term debt (including current portion) was at a fixed rate.
Provision (benefit) for Income Taxes. The provision for income taxes for the three months ended October 1, 2023, was derived using an estimated effective annual income tax rate for all of 2023 of 12.3%, which is inclusive of the estimated change in our valuation allowance on our deferred tax assets and excludes other discrete tax adjustments. The difference compared to the statutory rate for 2023 is attributable to various permanent non-deductible expenses and non-refundable business credits which are not directly related to the amount of pre-tax income recorded in the period as well as the impact of changes to our valuation allowance on our deferred income tax assets, which was a decrease of $1.3 million in the third quarter of 2023. There was $0.5 million of discrete tax expense in the third quarter of 2023.
For the three months ended October 2, 2022, the benefit for income taxes was derived using an estimated effective annual income tax rate for all of 2022 of 20.7%, which is inclusive of the estimated change in our valuation allowance on our deferred tax assets and excludes other discrete tax adjustments. The difference compared to the statutory rate for 2022 is attributable to various permanent non-deductible expenses and non-refundable business credits which are not directly related to the amount of pre-tax loss recorded in the period as well as the impact of changes to our valuation allowance on our deferred income tax assets, which was an increase of $0.7 million in the third quarter of 2022. There was $0.1 million of discrete tax benefit in the third quarter of 2022.
Net Income (Loss). As a result of the above, net income for the third quarter of 2023 was $12.6 million, or $0.20 per diluted share, compared to net loss in the third quarter of 2022 of $8.7 million, or $0.17 per diluted share.

Nine Months Ended October 1, 2023 Compared to Nine Months Ended October 2, 2022
The following table highlights the key components of sales for the nine-month period ended October 1, 2023 as compared to the nine-month period ended October 2, 2022:

	Nine Months Ended
	October 1, 2023	October 2, 2022
Restaurant Sales	$1,406,146	$1,285,382
Burger King	1,334,949	1,219,440
Popeyes	71,197	65,942

Change in Comparable Restaurant Sales(a)	10.1%	3.2%
Change in Comparable Burger King Restaurant Sales (a)	10.0%	3.2%
Change in Comparable Popeyes Restaurant Sales (a)	10.9%	3.5%

Burger King Restaurants operating at beginning of period:	1,022	1,026
New restaurants opened, including relocations (b)	—	4
Restaurants closed, including relocations (b)	(3)	(8)
Burger King restaurants at end of period	1,019	1,022
Average number of operating Burger King restaurants	1,016.2	1,023.8

Popeyes Restaurants operating at beginning and end of period:	65	65
Restaurants closed, including relocations(b)	(4)	—
Popeyes Restaurants operating at end of period	61	65
Average number of operating Popeyes restaurants	62.6	65.0
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
Restaurant Sales. Total restaurant sales in the first nine months of 2023 increased 9.4% to $1,406.1 million from $1,285.4 million in the first nine months of 2022. Comparable restaurant sales increased 10.1% in the first nine months of 2023 due to an increase in average check of 11.0% and a decrease in customer traffic of 0.8%. The change in average check included an effective price increase of approximately 8.3% at our Burger King restaurants and 13.2% at our Popeyes restaurants compared to the first nine months of 2022. Promotional sales discounts in the first nine months of 2023 were 11.2% of restaurant sales at our Burger King restaurants compared to 17.1% in the first nine months of 2022. Hours of operation increased 3.8% in the first nine months of 2023 at our Burger King restaurants and 2.0% at our Popeyes restaurants compared to the first nine months of 2022. Restaurant sales were also impacted by the six new Burger King restaurants built since the beginning of 2022 and the 13 Burger King restaurants and four Popeyes restaurants closed since the end of the beginning of 2022.

Operating Costs and Expenses (percentages stated as a percentage of total revenue unless otherwise noted). The following table sets forth, for the nine months ended October 1, 2023 and October 2, 2022, selected operating results as a percentage of total restaurant sales:

	Nine Months Ended
	October 1, 2023	October 2, 2022
Costs and expenses (all restaurants):
Food, beverage and packaging costs	27.9%	31.2%
Restaurant wages and related expenses	32.4%	34.2%
Restaurant rent expense	6.8%	7.3%
Other restaurant operating expenses	15.5%	15.9%
Advertising expense	4.0%	4.0%
General and administrative	5.4%	5.1%
Food, beverage and packaging costs decreased to 27.9% in the first nine months of 2023 from 31.2% in the first nine months of 2022. This decrease reflects the impact of menu price increases taken at our Burger King restaurants since the beginning of 2022 (2.3%) and lower promotional discounting in the first nine months of 2023 at our Burger King restaurants (1.5%), which were partially offset by increased commodity pricing at our Burger King restaurants (0.6%) and increased commodity pricing at our Popeyes restaurants (0.1%). Food, beverage and packaging costs in the first nine months of 2023 were also impacted by the benefit from a new vendor agreement of $3.4 million.
Restaurant wages and related expenses was 32.4% in the first nine months of 2023 and 34.2% the first nine months of 2022. The hourly labor rate, inclusive of minimum wage increases, increased 4.4% in the first nine months of 2023 from the first nine months of 2022 compared to an increase of 10.3% in the first nine months of 2022 from the first nine months of 2021. The increase in 2023 was mostly offset by a decrease in restaurant team member hours of 3.2% in the first nine months of 2023 from the first nine months of 2022, which includes the impact from a lower restaurant count in 2023.
Restaurant rent expense decreased to 6.8% in the first nine months of 2023 from 7.3% in the first nine months of 2022 due to the impact of higher sales volumes on our rental costs, which are approximately 80% fixed.
Other restaurant operating expenses decreased as a percentage of restaurant sales to 15.5% in the first nine months of 2023 from 15.9% of restaurant sales in the first nine months of 2022, and increased $12.9 million from the prior year period. The margin improvement was primarily driven by an increase in average check of 11.0% on our operating costs, which include royalty expense and credit card fees which directly increase with selling prices, but also other fixed costs not directly tied to sales. In the first nine months of 2023, the increased expense was primarily due to higher royalty costs of $5.7 million, higher repairs and maintenance costs of $3.9 million, higher utilities expense of $2.1 million, higher credit card fees of $1.9 million, higher digital fee costs of $0.7 million and lower general liability insurance claims costs of $2.4 million.
Advertising expense was 4.0% restaurant sales in both the first nine months of 2023 and the first nine months of 2022.
Adjusted Restaurant-Level EBITDA. As a result of the factors above, Adjusted Restaurant-Level EBITDA increased $93.3 million, or 98.2%, to $188.2 million in the first nine months of 2023 compared to $94.9 million in the prior year period, and, as a percentage of total restaurant sales, was 13.4% in the first nine months of 2023 and 7.4% in the first nine months of 2022. For a reconciliation between Adjusted Restaurant-Level EBITDA and Income (loss) from operations see page 35.

General and Administrative Expenses. General and administrative expenses increased $11.1 million in the first nine months of 2023 to $76.5 million and increased to 5.4% as a percentage of total restaurant sales from 5.1% in the first nine months of 2022. The $11.1 million increase was primarily due to higher incentive compensation accruals of $10.9 million and higher salaries of $1.0 million, which were partially offset by $1.1 million of lower legal fees due to costs incurred regarding a settlement in the prior year.
Adjusted EBITDA. As a result of the factors above, Adjusted EBITDA increased to $116.9 million in the first nine months of 2023 from $37.1 million in the first nine months of 2022 and as a percentage of total restaurant sales, increased to 8.3% in the first nine months of 2023 from 2.9% in the first nine months of 2022. For a reconciliation between net income (loss) and EBITDA and Adjusted EBITDA see page 35.
Depreciation and Amortization Expense. Depreciation and amortization expense decreased to $55.6 million in the first nine months of 2023 from $58.9 million in the first nine months of 2022.
Impairment and Other Lease Charges. Impairment and other lease charges were $5.7 million in the first nine months of 2023, which consisted of capital expenditures at previously impaired restaurants of $0.7 million and $4.7 million of other lease charges primarily related to seven restaurants closed during the period.
Impairment and other lease charges were $19.9 million in the first nine months of 2022, which consisted of $16.7 million in goodwill impairment charges, $1.4 million of initial impairment charges for ten underperforming restaurants, capital expenditures at previously impaired restaurants of $0.4 million, and lease charges primarily related to six restaurants closed during the period of $1.5 million. The non-cash goodwill impairment charge in 2022 represented a full write-down of the goodwill for our Popeyes reporting unit.
Other Income, net. The first nine months of 2023 included other income, net, of $6.5 million, which was comprised of a settlement with BKC under the territorial rights provision of our franchise agreement of $4.3 million, net gains from insurance recoveries of $1.8 million, a gain of $0.8 million from the derecognition of a lease financing obligation associated with a prior sale leaseback transaction, a $0.4 million gain on a sale leaseback transaction, a gain from property condemnation of $0.3 million and a loss on disposal of assets of $1.0 million.
The first nine months of 2022 included other income, net, of $1.1 million which was primarily comprised of a gain from a settlement with a vendor of $2.5 million and a loss on disposal of assets of $1.0 million.
Interest Expense. Interest expense increased to $23.1 million in the first nine months of 2023 from $23.0 million in the first nine months of 2022. The weighted average interest rate on borrowings under our long-term debt increased to 5.7% in the first nine months of 2023 from 5.3% in the first nine months of 2022, due to the higher variable rates on the borrowings under our Senior Credit Facilities that are not subject to the interest rate swap. Variable rate increases on our Senior Credit Facilities have and will be offset by our interest rate swap which, until its expiration in February 2025, fixes the interest rate on $120.0 million of debt outstanding under our Senior Credit Facilities. At the end of the first nine months of 2023, after consideration of our interest rate swap, approximately 90% of our long-term debt (including current portion) was at a fixed rate.
Provision (benefit) for Income Taxes. The provision for income taxes for the first nine months of 2023 was derived using an estimated effective annual income tax rate for all of 2023 of 12.3%, which is inclusive of the estimated change in the Company's valuation allowance on its deferred tax assets and excludes other discrete tax adjustments. The difference compared to the statutory rate for 2023 is attributable to various permanent non-deductible expenses and non-refundable business credits which are not directly related to the amount of pre-tax loss recorded in a period as well as the impact of a decrease to our valuation allowance on our deferred income tax assets of $1.8 million. There was $1.2 million of tax expense from net discrete tax adjustments during the nine months ended October 1, 2023.

The benefit for income taxes for the first nine months of 2022 was derived using an estimated effective annual income tax rate for all of 2022 of 20.7%, which is inclusive of the estimated change in the Company's valuation allowance on its deferred tax assets and excludes other discrete tax adjustments. The difference compared to the statutory rate for 2022 is attributable to various permanent non-deductible expenses and non-refundable business credits which are not directly related to the amount of pre-tax loss recorded in the period as well as the impact of increases to our valuation allowance on our deferred income tax assets of $6.2 million. There was a discrete tax benefit of $0.1 million in the nine months ended October 2, 2022.
Net Income (Loss). As a result of the above, net income for the first nine months of 2023 was $28.4 million, or $0.44 per diluted share, compared to a net loss in first nine months of 2022 of $56.4 million, or $1.11 per diluted share.

Results of Operations
Reconciliations of Net Income (loss) to EBITDA, Adjusted EBITDA and Adjusted Net Income (Loss), and Income (loss) from operations to Adjusted Restaurant-Level EBITDA for the three and nine months ended October 1, 2023 and October 2, 2022 are as follows (in thousands, except for per share data):

	Three Months Ended		Nine Months Ended
Reconciliation of EBITDA and Adjusted EBITDA:	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Net income (loss)	$12,618	$(8,697)	$28,436	$(56,442)
Provision (benefit) from income taxes	3,634	(2,712)	5,380	(14,842)
Interest expense	7,189	7,896	23,089	22,968
Depreciation and amortization	18,291	19,284	55,568	58,897
EBITDA	41,732	15,771	112,473	10,581
Impairment and other lease charges	1,591	1,196	5,680	19,868
Stock-based compensation expense	1,870	940	3,969	3,817
Pre-opening costs(1)	—	84	4	173
Executive transition, litigation and other professional expenses(2)	316	1,436	1,218	3,757
Other income, net(3)(4)	(3,638)	(1,750)	(6,463)	(1,109)
Adjusted EBITDA	$41,871	$17,677	$116,881	$37,087

Reconciliation of Adjusted Restaurant-Level EBITDA:
Income (loss) from operations	$23,441	$(3,513)	$56,905	$(48,316)
Add:
General and administrative expenses	26,165	22,572	76,493	65,416
Pre-opening costs(1)	—	84	4	173
Depreciation and amortization	18,291	19,284	55,568	58,897
Impairment and other lease charges	1,591	1,196	5,680	19,868
Other income, net(3)(4)	(3,638)	(1,750)	(6,463)	(1,109)
Adjusted Restaurant-Level EBITDA	$65,850	$37,873	$188,187	$94,929

Reconciliation of Adjusted Net Income (Loss):
Net income (loss)	$12,618	$(8,697)	$28,436	$(56,442)
Add:
Impairment and other lease charges	1,591	1,196	5,680	19,868
Pre-opening costs(1)	—	84	4	173
Executive transition, litigation and other professional expenses(2)	316	1,436	1,218	3,757
Other income, net(3)(4)	(3,638)	(1,750)	(6,463)	(1,109)
Income tax effect on above adjustments(5)	433	(242)	(110)	(5,672)
Valuation allowance for deferred taxes(6)	(1,332)	682	(1,761)	6,168
Adjusted Net Income (Loss)	$9,988	$(7,291)	$27,004	$(33,257)
Adjusted diluted net income (loss) per share(7)	$0.16	$(0.14)	$0.43	$(0.66)
Diluted weighted average common shares outstanding	62,828	50,805	62,124	50,690
(1)Pre-opening costs for the three months ended October 1, 2023 and the nine months ended October 1, 2023 and October 2, 2022 include training, labor and occupancy costs incurred during the construction of new restaurants.

(2)Executive transition, litigation and other professional expenses for the three and nine months ended October 1, 2023 include executive recruiting and transition costs and other non-recurring professional expenses. Executive transition, litigation and other professional expenses for the three and nine months ended October 2, 2022 include executive recruiting and severance costs, costs pertaining to an ongoing lawsuit with one of the Company's former vendors and other non-recurring professional expenses.
(3)The three months ended October 1, 2023 included other income, net, of $3.6 million, which was comprised of a settlement with BKC under the territorial rights provision of our franchise agreement of $4.3 million, and a loss on disposal of assets of $0.6 million. The nine months ended October 1, 2023 included other income, net, of $6.5 million, which was comprised of a settlement with BKC under the territorial rights provision of our franchise agreement of $4.3 million, net gains from insurance recoveries of $1.8 million, a gain of $0.8 million from the derecognition of a lease financing obligation associated with a prior sale leaseback transaction, a gain of $0.4 million from a sale leaseback transaction, a gain from condemnation of a property of $0.3 million and a loss on disposal of assets of $1.0 million.
(4)The three months ended October 2, 2022 included other income, net, of $1.8 million which was comprised of a loss on sale leaseback transactions of $0.5 million and a gain from a settlement with a vendor of $2.5 million. The nine months ended October 2, 2022 included other income, net, of $1.1 million which was comprised of a loss on disposal of assets of $1.0 million and a gain from a settlement with a vendor of $2.5 million.
(5)The income tax effect related to the adjustments to Adjusted Net Income (Loss) was calculated using an incremental income tax rate of 25% for the three and nine months ended October 1, 2023 and October 2, 2022.
(6)Reflects the change in the valuation allowance on all our net deferred taxes for the three and nine months ended October 1, 2023 and October 2, 2022.
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
Operating Activities. Net cash provided by operating activities was $103.7 million in the first nine months of 2023 compared to net cash used in operating activities of $2.1 million in the first nine months of 2022. The increase in the net cash provided was due primarily to an increase of $79.8 million in adjusted EBITDA and a net increase in cash provided by working capital components of $21.7 million. Net working capital changes in the first nine months of 2023 and 2022 both included a repayment of $10.8 million of employer payroll taxes deferred in 2020 under the CARES Act, which is now fully repaid.

Investing Activities. Net cash used for investing activities in the first nine months of 2023 and 2022 was $30.8 million and $28.8 million, respectively.
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
The following table sets forth our capital expenditures for the periods presented (in thousands):

	Nine Months Ended
	October 1, 2023	October 2, 2022
New restaurant development	$4,044	$7,220
Restaurant remodeling	8,295	7,251
Other restaurant capital expenditures	15,746	12,325
Corporate and restaurant information systems	4,437	2,948
Total capital expenditures	$32,522	$29,744
Number of new restaurant openings, including relocations	—	4
In the first nine months of 2023 and 2022, investing activities also included proceeds from sale-leaseback transactions of $1.3 million and $4.1 million, respectively, and proceeds from insurance recoveries of $2.2 million and $0.1 million, respectively.
In the first nine months of 2023 and 2022, investing activities also included the purchase of certain operating restaurant properties to be sold in sale-leaseback transactions of $1.8 million and $4.0 million, respectively.
Financing Activities. Net cash used in financing activities in the first nine months of 2023 was $18.3 million and included repayment of $12.5 million of net revolving credit borrowings under our Senior Credit Facilities, principal payments of $3.2 million of outstanding term B loans under our Senior Credit Facilities, and principal payments on finance leases of $2.3 million.
Net cash provided by financing activities in the first nine months of 2022 was $5.0 million and included $10.0 million of net revolving credit borrowings under our Senior Credit Facilities, principal payments of $3.2 million on the Term Loan B Facility and principal payments on finance leases of $1.8 million.
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
As of October 1, 2023, there were no revolving credit borrowings outstanding and $10.5 million of letters of credit issued under the Revolving Credit Facility. After reserving for issued letters of credit and outstanding revolving credit borrowings, $204.5 million was available for revolving credit borrowings at October 1, 2023 under the Revolving Credit Facility.
As there were no borrowings under the Revolving Credit Facility (and only $10.5 million of outstanding letters of credit) at October 1, 2023, we did not exceed 35% of the aggregate borrowing capacity and no First Lien Leverage Ratio calculation was required. However, if we had been subject to the First Lien Leverage Ratio, the Company's First Lien Leverage Ratio was 0.70x to 1.00 as of October 1, 2023 which was below the required First Lien Leverage Ratio of 5.75x to 1.00. As a result, we do not expect to have to reduce our term loan borrowings mandatorily with Excess Cash Flow (as defined in the Senior Credit Facilities). We were in compliance with the financial covenants under our Senior Credit Facilities at October 1, 2023.
At October 1, 2023, borrowings under the Revolving Credit Facility and Term Loan B Facility each bore interest at a rate per annum equal to (a) the Alternate Base Rate (as defined in the Senior Credit Facilities) plus 2.25% or (b) Adjusted Term SOFR (as defined in the Senior Credit Facilities) plus 3.25% (subject to the interest rate swap as described below).
The weighted average interest rate for borrowings on long-term debt balances were 5.7% for the nine months ended October 1, 2023 and 5.4% for the nine months ended October 2, 2022.
The Term Loan B Facility is due and payable in quarterly installments which began on September 30, 2019. Amounts outstanding at October 1, 2023 are due and payable as follows:
(i) ten quarterly installments of $1.1 million;
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
We received payments of $1.3 million and $3.7 million to settle the interest rate swap during the three and nine months ended October 1, 2023, respectively, and received $0.4 million and $0.1 million, net, to settle the interest rate swap during the three and nine months ended and October 2, 2022, respectively.

The fair value of our interest rate swap agreement was an asset of $7.1 million as of October 1, 2023 which is included in long-term other assets in the accompanying condensed consolidated balance sheets. Changes in the fair value of the cash flow hedges included in the assessment of hedge effectiveness is recognized in accumulated other comprehensive income. The amounts recorded in other comprehensive income will subsequently be reclassified to earnings as an increase or decrease to interest expense as realized through receipts or payments. We expect to recognize net gains totaling $5.5 million into earnings in the next twelve months.
A table of our contractual obligations as of January 1, 2023 was included in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended January 1, 2023. There have been no significant changes to our contractual obligations during the three months ended October 1, 2023 other than as described under "—Recent and Future Events Affecting Our Results of Operations—Issuance of Notes and Amendments to our Senior Credit Facilities".
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
In 2021 and 2022, the reopening of the economy from the COVID-19 pandemic restrictions increased demand for labor at all levels of the work force and escalated inflation to levels the U.S. economy had not recently experienced. Beginning in the second quarter of 2021 and extending into most of 2022, we were heavily impacted by the sustained levels of commodity and labor inflation. Over that time period, we also experienced difficulty maintaining adequate staffing levels at our restaurants and were impacted by staffing challenges within our supply chain. In 2023, we have seen commodity and labor inflation pressures abate from their peaks and as well as improvements in the availability of labor.
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
A 1% change in interest rates would have resulted in a $0.1 million and $0.4 million change to interest expense for the three and nine months ended October 1, 2023, respectively, and a $0.2 million and $0.5 million for the three and nine months ended October 2, 2022, respectively.
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
Evaluation of Disclosure Controls and Procedures. We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 1, 2023.
Changes in Internal Control. During the three months ended October 1, 2023, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information
(c)
On September 14, 2023, Cambridge Franchise Holdings, LLC ("CFH") entered into a Master Forward Confirmation Agreement (the “Second Master Forward Confirmation”) (A) intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and (B) covering up to the lesser of (i) 3,285,622 shares of common stock, par value $0.01 per share, of the Company (such shares, the “Second Forward Shares”) and (ii) the maximum number of Second Forward Shares permitted to be sold under Rule 144 of the Securities Act. Pursuant to a first Supplemental Confirmation, dated September 14, 2023, and supplementing the Second Master Forward Confirmation (the “Delayed Start Supplemental Confirmation”), the first date on which any sales in connection with the Delayed Start Supplemental Confirmation will be executed will be on or after the later of (A) the third business day after the Company files its Quarterly Report on Form 10-Q for the third fiscal quarter of 2023 and (B) December 14, 2023. The Second Master Forward Confirmation will remain in effect until the date on which the Second Forward Shares have been sold under the Second Forward Master Confirmation. Matthew Perelman and Alexander Sloane are members of the Company's Board of Directors and are the managing principals of Cambridge Franchise Partners, LLC, which is the sole member and manager of CFH. Accordingly, each of Mr. Perelman and Mr. Sloane may be deemed to be the beneficial owner of the Second Forward Shares owned directly by CFH.
On September 14, 2023, Anthony Hull, Vice President, Chief Financial Officer and Treasurer of the Company, entered into a 10b5-1 sales plan (the “Hull 10b5-1 Sales Plan”) intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Hull 10b5-1 Sales Plan provides for the sale of up to 75,000 shares of the Company’s common stock and will remain in effect until the earlier of (1) December 31, 2025 and (2) the date on which an aggregate 75,000 shares of the Company’s common stock have been sold under the Hull 10b5-1 Sales Plan. The first date on which any sales in connection with the Hull 10b5-1 Sales Plan will be executed will be on the later of (A) the third business day after the Company files its Quarterly Report on Form 10-Q for the third fiscal quarter of 2023 and (B) December 14, 2023.
No other directors or executive officers of the Company adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5 trading arrangement, (as defined in Item 408(c) of Regulation S-K) during the quarterly period covered by this report.
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

CARROLS RESTAURANT GROUP, INC.

Date: November 9, 2023	/s/ Deborah M. Derby
(Signature)
Deborah M. Derby President and Chief Executive Officer

Date: November 9, 2023	/s/ Anthony E. Hull
(Signature)
Anthony E. Hull Vice President, Chief Financial Officer and Treasurer