Form 10-K
period 2023-12-31
CARROLS RESTAURANT GROUP, INC.
filed 2024-03-08
CIK 809248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of March 1, 2024, Carrols Restaurant Group, Inc. had 57,384,646 shares of its common stock, $.01 par value, outstanding. The aggregate market value of the voting and non-voting common stock held by non-affiliates as of July 2, 2023 of Carrols Restaurant Group, Inc. was $182,347,205.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CARROLS RESTAURANT GROUP, INC.
FORM 10-K
YEAR ENDED DECEMBER 31, 2023

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
We use a 52 or 53 week fiscal year ending on the Sunday closest to December 31. Our fiscal years ended January 2, 2022, January 1, 2023 and December 31, 2023 each contained 52 weeks.
At December 31, 2023 we operated, as franchisee, 1,022 Burger King® restaurants in 23 Northeastern, Midwestern, Southcentral and Southeastern states and 60 Popeyes® restaurants in six Southeastern states.
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
This 2023 Annual Report on Form 10-K contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Statements that are predictive in nature or that depend upon or refer to future events or conditions are forward-looking statements. Words such as "may", "might", "will", "should", "anticipate", "believe", "expect", "intend", "estimate", "hope", "plan" or similar expressions are intended to identify such forward-looking statements. In addition, expressions of our strategies, intentions; plans or guidance are also forward-looking statements. These statements reflect management's best judgment based on current views with respect to future events and are subject to risks and uncertainties, both known and unknown. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their date. Actual results could differ materially from those stated or implied in these forward-looking statements as a result of a number of factors, included but not limited to, the factors discussed in Item 1A-Risk Factors. We believe important factors that could cause actual results to differ materially from our expectations include the following, in addition to other risks and uncertainties discussed herein:
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

•uncertainties related to the consummation of the Merger (as defined below);
•our ability to complete the Merger, if at all, on the anticipated terms and timing, including obtaining the Requisite Stockholder Approval (as defined in the Merger Agreement) and regulatory approvals, and the satisfaction of other conditions to the completion of the Merger;
•uncertainties about the pendency of the Merger and the effect of the Merger on employees, customers and other third parties who deal with the Company;
•the impact of certain interim covenants that we are subject to under the Merger Agreement;
•provisions in the Merger Agreement that limit our ability to pursue alternatives to the Merger, which might discourage a third party that has an interest in acquiring all or a significant part of the Company from considering or proposing that acquisition;
•the fact that we and our directors and officers may be subject to lawsuits relating to the Merger;
•the substantial transaction-related costs we will continue to incur in connection with the Merger;
•our efforts to complete the Merger could disrupt our relationships with third parties and employees, divert management’s attention, or result in negative publicity or legal proceedings;
•Regulatory factors;
•Environmental conditions and regulations;
•General economic conditions, particularly in the retail sector;
•Weather conditions;
•Climate change;
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
ITEM 1. BUSINESS
Overview
Our Company
We are one of the largest restaurant companies in the United States and have been operating restaurants for more than 60 years. We operate two distinct quick service restaurant brands, Burger King and Popeyes, with 1,082 restaurants located in 23 Northeastern, Midwestern, Southcentral and Southeastern states as of December 31, 2023.
For the fiscal year ended December 31, 2023, our restaurants generated total revenues of $1.9 billion and our average annual restaurant sales for all restaurants was approximately $1.7 million per restaurant. We served an average of approximately 460,000 guests per day at our restaurants. In fiscal 2023, comparable restaurant sales at our Burger King restaurants increased 9.3% and at our Popeyes restaurants increased 10.1%.
Our Burger King Restaurants. We are the largest Burger King franchisee in the United States, based on number of restaurants, and have operated Burger King restaurants since 1976. Burger King restaurants are quick service sandwich restaurants that feature the popular flame-grilled Whopper® sandwich, as well as a variety of hamburgers, chicken and other specialty sandwiches, wraps, french fries, breakfast items, snacks, soft drinks and more. We believe that the competitive attributes of Burger King restaurants include significant brand recognition, convenience of location, quality, speed of service and value.
As of December 31, 2023, we operated 1,022 Burger King restaurants located in restaurants located in 23 Northeastern, Midwestern, Southcentral and Southeastern states. For the fiscal year ended December 31, 2023, the average weekly sales at our Burger King restaurants was $33,812 per restaurant.
We operate our Burger King restaurants under franchise agreements with BKC. Our Burger King restaurants are typically open seven days per week and generally have operating hours ranging from 6:00 am to 11:00 pm, with later hours in certain markets or on weekends.
Our existing Burger King restaurants consist of one of several building types with various seating capacities. Our typical freestanding restaurant is approximately 2,800 to 3,300 square feet with seating capacity for 40 to 60 guests, drive-thru service windows and adjacent parking areas. Almost all of our restaurants are freestanding.
Our Popeyes Restaurants. We are the ninth largest Popeyes franchisee in the United States based on number of restaurants. Popeyes restaurants are quick service chicken restaurants that feature a Louisiana-inspired home cooking styled menu including fried chicken, chicken sandwiches, chicken tenders and wings, fried shrimp and other seafood, red beans and rice and other regional offerings.
As of December 31, 2023, we operated 60 Popeyes restaurants in six Southeastern states. For the fiscal year ended December 31, 2023, the average weekly sales at our Popeyes restaurants was $29,337 per restaurant.
We operate our Popeyes restaurants under franchise agreements with PLK. Our Popeyes restaurants are typically open seven days per week with operating hours of 10:00 am to 10:00 pm with later hours on weekends. Our Popeyes restaurants are generally freestanding locations with approximately 2,000 to 2,400 square feet with seating capacity for 35 to 45 guests and a drive-thru.
Merger Agreement
On January 16, 2024, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with RBI, and BK Cheshire Corp, a Delaware corporation and subsidiary of RBI. (“Merger Sub”, and together with RBI, the “Buyer Parties”), providing for the merger of Merger Sub with and into the Company, with the Company continuing as the surviving corporation (the “Merger”).
A special transaction committee (the “Special Committee”) of independent and disinterested members of our Board of Directors (the “Board” or the “Board of Directors”) unanimously adopted resolutions recommending that our Board approve and adopt the Merger Agreement and the transactions contemplated thereby and agreeing to recommend that the Unaffiliated Company Stockholders (as defined in the Merger Agreement) adopt the Merger Agreement. Thereafter, our Board unanimously approved the Merger Agreement and agreed to recommend that our stockholders adopt the Merger Agreement.
At the effective time of the Merger (the “Effective Time”):

•each share of common stock, par value $0.01 per share of the Company (the “Carrols Common Stock”) outstanding immediately prior to the Effective Time (other than shares of Carrols Common Stock that are (A)(1) held by us and our Subsidiaries; (2) owned by RBI or Merger Sub; or (3) owned by any direct or indirect Subsidiary of RBI or Merger Sub as of immediately prior to the Effective Time (the “Owned Carrols Shares”), or (B) issued and outstanding as of immediately prior to the Effective Time and held by our stockholders who have neither voted in favor of the Merger nor consented thereto in writing and who have properly and validly exercised their statutory rights of appraisal in respect of such shares of Carrols Common Stock in accordance with Section 262 of the General Corporation Law of the State of Delaware) will be cancelled and extinguished and automatically converted into the right to receive cash in an amount equal to $9.55, without interest thereon;
•each Owned Carrols Share outstanding immediately prior to the Effective Time will remain issued and outstanding as a share of common stock of the surviving corporation; and
•each share of Company's Series D Convertible Preferred Stock, par value $0.01 per share (the “Series D Preferred Stock”) outstanding as of immediately prior to the Effective Time will remain issued and outstanding as a share of Series D Preferred Stock of the surviving corporation, on the terms set forth in the Certificate of Designation for the Series D Convertible Preferred Stock, dated December 20, 2022 (the “Series D Certificate of Designation”).
If the Merger is consummated, our Common Stock will be delisted from The NASDAQ Global Market and deregistered under the Exchange Act, as promptly as practicable following the Effective Time.
The Merger Agreement included a 30-day “go shop” period that allowed us to affirmatively solicit alternative proposals from interested parties.
Consummation of the Merger is subject to certain conditions set forth in the Merger Agreement, including, but not limited to, the: (A) affirmative vote of the holders of (i) a majority of all of the outstanding shares of our capital stock to adopt the Merger Agreement and (ii) a majority of all of the outstanding shares of our Common Stock held by the Unaffiliated Company Stockholders to adopt the Merger Agreement; (B) expiration or termination of any waiting periods (and any extensions thereof) applicable to the consummation of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”); (C) absence of any law or order in the United States restraining, enjoining or otherwise prohibiting the Merger; and (D) absence of a Company Material Adverse Effect (as defined in the Merger Agreement).
The Merger Agreement contains certain termination rights for us, on the one hand, and the Buyer Parties, on the other hand. Upon termination of the Merger Agreement under specified circumstances, we will be required to pay RBI a termination fee of $19,000,000 (or, if termination occurs in certain circumstances prior to the No-Shop Period Start Date (as defined in the Merger Agreement), $9,500,000). In addition to the foregoing termination rights, and subject to certain limitations, we or RBI may terminate the Merger Agreement if the Merger is not consummated by November 30, 2024.
Each of RBI, Merger Sub and us made customary representations and warranties in the Merger Agreement and agreed to customary covenants, including, among others, a covenant on the part of us regarding the operation of our business and our Subsidiaries prior to the consummation of the Merger. The Merger Agreement also provides that we, on the one hand, or the Buyer Parties, on the other hand, may specifically enforce the obligations under the Merger Agreement, including the obligation to consummate the Merger if the conditions set forth in the Merger Agreement are satisfied.
Our Competitive Strengths
We believe we have the following competitive strengths:
Two Distinct Brands with Global Recognition, Innovative Marketing and New Product Development. As a franchisee of the Burger King and Popeyes brands, we benefit from, and rely on, RBI's extensive marketing, advertising and product development capabilities to drive sales and generate increased restaurant traffic. RBI has historically launched innovative and creative multimedia advertising campaigns and products that highlight the relevance of the Burger King and Popeyes brands. RBI has also supported the launch of digital ordering and delivery options for our guests. RBI has negotiated distribution and operational agreements for BKC and PLK with major delivery platform providers, such as DoorDash, UberEats and GrubHub, and developed its own white label mobile apps for each brand. Digital sales through these distribution channels in 2023 were 10.0% of total restaurant sales. In 2021, RBI introduced the Royal Perks loyalty program for Burger King and the Popeyes Rewards loyalty program for Popeyes to entice guests to visit more often as well as receive personalized offers on their respective mobile apps. In 2022, BKC announced their new brand positioning strategy, called "You Rule.", intended to establish an emotional connection with consumers and drive everyday relevance of the Burger King brand in consumers' lives. You Rule is intended to be the new way to say "Have it Your Way," where our customers are the real royalty.
We are the largest Burger King franchisee in the United States, based on number of restaurants operating as of December 31, 2023, approximately 14% of all Burger King restaurants in the United States. We believe that we are well positioned to leverage the scale and marketing of one of the most recognized brands in the restaurant industry. We believe that our large number of restaurants increases our ability to take advantage of our size and scale to effectively manage the image and awareness of the Burger King brand in certain markets through promotional advertising, remodeling initiatives and our operational expertise. Further, we also believe that the geographic footprint of our restaurants provides our business with stability while also providing opportunities for growth within existing markets.
Over the years, BKC has introduced promotional campaigns that leverage both value and premium menu offerings and has provided a platform for new premium sandwich offerings. We believe these marketing campaigns continue to positively impact the brand today as BKC focuses on offering a value menu and premium sandwich promotional mix and remains committed to new product launches, such as the Royal Crispy Chicken wrap offering added in 2023. In 2023, the value and frequency of promotions was adjusted to drive improved economics for our restaurants and contributed to our increased sales and profitability. For the Popeyes brand, the successful launch of the Classic Chicken Sandwich in 2019 and wings in 2023, as well as a number of value-oriented offerings over the past several years, have continued to drive the brand's appeal to a broader consumer base, which we expect will continue to enhance sales and restaurant traffic.
Operational Expertise. We have been operating Burger King restaurants since 1976 and have developed sophisticated information and operating systems that enable us to measure and monitor key metrics for operational performance, food quality, sales and profitability that may not be available to other restaurant operators. We believe that our focus on leveraging our operational expertise, infrastructure and systems helps us optimize the performance of our current restaurants and restaurants that we may acquire or open in the future. We also believe that our size and history with the Burger King brand and quick service restaurant operations enables us to effectively track operating metrics and leverage best practices across our organization. It is our belief that our experienced management team, operating culture, effective operating systems and infrastructure enable us to operate more efficiently than many other quick service restaurant operators. Finally, we believe that we will be able to leverage our expertise in quick service restaurant operations to improve the performance of our 60 Popeyes restaurants.
Resilient Business Model and Financial Strength of our Business. We believe that the quality and sophistication of our restaurant operations have helped drive our strong restaurant-level performance in 2023. We also believe that our size, seasoned management team, extensive operating infrastructure, experience and proven operating disciplines differentiate us from many competing quick service restaurant operators. We believe this was demonstrated as we navigated the challenges brought on with the COVID-19 pandemic, including labor shortages and increased commodity costs. We believe this demonstrates the strength and resiliency of our business model and our ability to respond quickly to unprecedented business disruption. It is also our belief that our strong restaurant-level operations coupled with our disciplined approach to financial management will allow us to maintain restaurant profitability under a wide variety of economic environments.
Over the past four years, we believe we have demonstrated our commitment to maintaining ample liquidity, managing leverage, generating free cash flow, and applying a disciplined approach to capital expenditures and restaurant development. We renegotiated our area development agreement with BKC in 2021 and terminated our development agreement with PLK that year. In 2023, we negotiated a restaurant remodel plan with BKC that provides for financial contributions from BKC towards such remodels as well as a commitment from us to complete 64 remodels over the course of 2023 and 2024. We believe these 64 remodels offer attractive expected returns on our investments after considering the contributions from our franchisor.

We believe we have also demonstrated our ability to prudently manage our capital structure and financial leverage, including through a variety of challenging economic circumstances. It is our belief that our cash flow from operations, cash balances and the availability of revolving credit borrowings under our Senior Credit Facilities (as defined below) are sufficient to fund our ongoing operations and capital expenditure plans.
Strategic Relationship with RBI and BKC. We have been a franchisee of Burger King restaurants for over 46 years and operate approximately 14% of the total Burger King restaurants in the United States. Since 2012, two of BKC's or RBI's senior executives have served on the Company's Board of Directors (the "Board"). Currently, Matthew Dunnigan, Chief Financial Officer of RBI, the indirect parent company of BKC, and Tom Curtis, President of BKC, Americas, serve on our Board. BKC holds, through certain of its affiliated entities, a preferred stock equity interest in Carrols Restaurant Group that is convertible into approximately 14.7% of the outstanding shares of our common stock (after giving effect to the conversion of such preferred stock and excluding shares held in treasury). We believe we have a well-established relationship with RBI and BKC and that RBI's equity interest in our Company and its representation on our Board of Directors will help reinforce the alignment of our common interests over the long term.
Experienced Management Team with a Proven Track Record. We believe that our senior management team's extensive experience in the restaurant industry and our long and successful history of developing, acquiring, integrating and operating quick-service restaurants provide us with a competitive advantage over other restaurant franchisees.
Our restaurant operations are overseen by our Chief Restaurant Officer, Joseph Hoffman, who has worked in Burger King restaurants for over 30 years. As of December 31, 2023, operations for our Burger King restaurants are overseen by our four Senior Division Directors and 12 Region Directors who collectively had an average of 20 years of Burger King restaurant experience. We also have 146 district managers who support the Regional Directors in the management of our Burger King restaurants and had an average tenure of over 18 years in the Burger King system as of December 31, 2023. As of December 31, 2023, operations for our Popeyes restaurants are overseen by our Senior Division Director, who has worked in the quick service restaurant industry for over 30 years and two Regional Directors who collectively had an average of over 25 years of restaurant experience. We also have nine district managers who support the Regional Directors in the management of our Popeyes restaurants and had an average tenure of over nine years in the Popeyes restaurant system as of December 31, 2023. Our operations management is further supported by our infrastructure of financial, information systems, real estate, human resources and legal professionals.
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
◦"Fuel the Flame." BKC agreed to invest $120 million in its U.S. advertising fund over a two-year period to grow traffic, accelerate sales growth and improve the guest experience. The BKC advertising investment is expected to be an annual increase of approximately 30% to the brand's media purchasing. Following BKC's increased investment in 2023 and 2024, participating franchisees, including Carrols, have agreed to increase their advertising fund contributions by 50 basis points through 2026 if a profitability threshold for the Burger King system is met for the full fiscal year 2024, and further through 2028 if a secondary profitability threshold is met for the full fiscal year 2026, which would continue the increased level of advertising spend for the brand. BKC will also invest $30 million through 2024 to improve the Burger King app guest experience, including through integrated payment processing, enhancing the Royal Perks loyalty program, digital personalized offers, and improving the overall convenience of delivery and pick up options. We believe these investments and this elevated advertising spend have benefited and will continue to benefit our sales and guest traffic in our restaurants.
◦"Royal Reset." This $250 million investment by our franchisor will work in combination with the ongoing restaurant maintenance spending and remodeling activity of its franchisees to increase restaurant technology deployment to the Burger King system and accelerate the modernization of the Burger King restaurant portfolio. We took full advantage of the restaurant refresh program in 2023, receiving approximately $8.4 million of technology equipment in our Burger King restaurants and expect to receive an additional $3.9 million of technology equipment in 2024, including self-service ordering kiosks. As of December 31, 2023, 66 Burger King restaurants have installed kiosks, which we expect will drive sales from a higher average check and enhance the guest experience. BKC's "Royal Reset" investment also includes $200 million in system-wide contributions and cash advances for Burger King restaurant remodel projects over the next two years. In 2023, we entered into an agreement with BKC to remodel 64 restaurants in total between 2023 and 2024 in connection with this program. This funding will allow us to complete more remodel projects within our existing capital allocation strategy than we otherwise would have.
•Advertising and Promotion. We believe that we will benefit from BKC's advertising support of its menu items, product innovation and re-imaging initiatives. In 2022, BKC announced their new brand positioning strategy, called "You Rule.", intended to establish an emotional connection with consumers and drive everyday relevance of the Burger King brand in consumers' lives. You Rule is intended to be the new way to say "Have it Your Way," where our customers are the real royalty. BKC continues to prioritize a data driven marketing process which has focused on driving restaurant sales and traffic while targeting a broad consumer base with inclusive messaging. This strategy uses a multi-channel advertising plan inclusive of traditional media, such as broadcast television, and digital, such as social media.
•Operations. We believe that maintaining high levels of restaurant operations and continued enhancements to the guest experience are key components to increasing the profitability of our restaurants. We have operational action plans in place to continue to maintain guest satisfaction scores and hours of operations, both of which we believe will increase restaurant sales. We are actively involved in and believe we will benefit from RBI's ongoing initiatives to monitor operational performance in order to maintain the highest levels of guest experience, food quality, simplified restaurant-level execution, and team member training and engagement.
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
•Image. We believe that re-imaged restaurants increase curb appeal and result in increased restaurant sales. BKC's current restaurant image features a fresh, sleek, eye-catching design which incorporates easy-to-navigate digital menu boards in the dining room and streamlined merchandising at the drive-thru. We believe that restaurant remodeling has improved our guest experience and contributed to incremental sales. We also believe the guest experience will be further enhanced from upgrades to BKC's current restaurant image which include a double drive-thru (where applicable), modifications to the exterior image and the deployment of restaurant technology in connection with Burger Kings "Royal Reset". We expect the 64 remodels we have committed to completing over the course of 2023 and 2024 will be impactful upgrades to the image of those restaurants.
•Digital. In 2020, RBI implemented digital order modes and delivery services with major delivery providers as well as through each brands' own mobile apps. By the end of 2022, all of our Burger King and Popeyes restaurants with delivery provider access were providing fully integrated delivery services, based on geographic availability of delivery services. Digital (including delivery and mobile sales) accounted for approximately 10.0% of total restaurant sales in 2023. In 2021, RBI introduced the Royal Perks loyalty program for Burger King and the Popeyes Rewards loyalty program for Popeyes, both designed to entice guests to visit more often as well as to provide personalized offers on the brands' respective mobile apps. We believe these new platforms support RBI's strategy to appeal to a broader consumer base and to increase restaurant sales and expect that their "Fuel the Flame" investment will drive further penetration into digital markets.
•Restaurant Technology. We completed installation of outdoor digital menu boards at all Burger King and Popeyes restaurants in 2022. The digital menu boards integrate with our POS system and utilize artificial intelligence to help optimize the guest experience. In 2023, as part of the "Royal Reset" program with BKC, we began an initiative to install kiosks into many of our BK restaurants and as of December 31, 2023, we had 66 Burger King restaurants with kiosks installed. We expect that having kiosks in our Burger King restaurants will increase our average check and improve the overall guest experience.
Maintain and Improve Profitability of Restaurants. In 2021 and 2022, overall U.S. inflation rates escalated to levels the U.S economy had not recently experienced. For our business specifically, we were heavily impacted by commodity and labor inflation beginning in second quarter 2021 and extending into 2022. In 2023, we saw commodity and labor inflation pressures abate from their peaks and we also saw improvements in the availability of labor. Commodity inflation for our Burger King restaurants was 8.3%, 15.3% and 2.5% in 2021, 2022 and 2023, respectively, and for our Popeyes restaurants was 4.7%, 17.6% and 6.1% in 2021, 2022 and 2023, respectively. Average hourly rate inflation at all of our restaurants was 12.0%, 9.1% and 4.2% in 2021, 2022 and 2023, respectively. These factors drove a $106.3 million, or 75.0%, increase in Adjusted Restaurant-Level EBITDA in 2023 as compared to 2022.
•Pricing. In response to prior years elevated input costs, we had developed our pricing practices and strategy, resulting in effective selling price increases at our Burger King restaurants of 9.4% for all of 2022 and 7.5% for all of 2023. This also resulted in effective selling price increases at our Popeyes restaurant of 5.7% and 12.1% for all of 2022 and 2023, respectively. The effective selling price increase is impacted for twelve months after the pricing action is instituted.
•Promotions. We have worked closely with BKC on multi-faceted restaurant profitability initiatives, including their promotional pricing practices. Promotional sales discounts at all of our restaurants in 2023 decreased to 11.2% of restaurant sales from 15.8% in 2022 and 19.8% in 2021. BKC has identified improving restaurant-level profitability as a focus closely tied to their "Reclaim the Flame" investments. We believe this alignment in interests with our franchisor will further augment our actions to maintain improved restaurant margins after this period of input cost inflation.
•Operations. We believe that maintaining high-performing restaurant operations and continuing to enhance the guest experience are key components to increasing the profitability of our restaurants. In 2023, we expanded our operating hours by 3.6% and improved our guest satisfaction scores by approximately 30%, which we believe have contributed to higher restaurant sales. Further, we have ongoing initiatives to enhance labor efficiency which we believe will drive continued profitability improvements.
We believe that our skilled management team, proven technology systems, and training and development programs support our ability to enhance and maintain operating margins at our restaurants and position us well to respond to the changing economic environment we are in. We believe that we have demonstrated our ability to operate profitable and operationally efficient restaurants and we believe that our expertise and scale positions us favorably to combat ongoing macro-economic challenges.
Balanced Approach to Capital Allocation and Generation of Free Cash Flow. We believe our balance sheet provides us with significant liquidity, a long runway in terms of debt maturities, and stable and manageable debt service obligations. Over the past four years, we significantly increased our available liquidity (defined as cash and cash equivalents plus available borrowings under our Senior Credit Facilities) to approximately $248.5 million as of December 31, 2023 from $60.6 million as of December 29, 2019. Over the past two years, we have significantly reduced our Total Net Leverage Ratio (as defined in our Senior Credit Facilities) from 5.02 times at January 2, 2022 to 2.54 times at December 31, 2023. We believe we have the financial flexibility to grow our business organically, through selective new restaurant development and remodeling initiatives, in a manner that will optimize our growth potential while generating consistent free cash flow and managing our leverage levels.
In order to balance capital allocation and preserve free cash flow generation, we reduced capital expenditures from $134.9 million in 2019 and $75.7 million in 2018 to $51.8 million in 2021, $38.2 million in 2022, and $54.6 million in 2023. In connection with our increased adjusted Restaurant-Level EBITDA and higher free cash flow generation in 2023, we expect our capital expenditure spending to increase in 2024 as we accelerate the number of high-return restaurant remodeling projects and new restaurant development. Overall, we believe our restaurant portfolio has been well-maintained and, as of December 31, 2023, 796 of our 1,022 Burger King restaurants have been remodeled or newly built since 2012. Of our 60 Popeyes restaurants, 14 have been newly built or remodeled in the last five years as of December 31, 2023.

Restaurant Operating Data
Selected restaurant operating data for our restaurants is as follows:

	Year Ended
	January 2, 2022	January 1, 2023	December 31, 2023
Average annual sales per restaurant (1)	$1,529,123	$1,590,288	$1,744,859
Average sales per transaction	$9.27	$10.26	$11.21
Drive-thru sales as a percentage of total sales	81.2%	75.5%	69.5%
Digital sales as a percentage of total sales (2)	6.1%	7.5%	10.0%
Day-part sales percentages:
Breakfast	12.3%	11.9%	11.3%
Lunch	31.6%	31.8%	31.5%
Dinner	22.5%	22.6%	22.5%
Afternoon	21.4%	21.3%	21.1%
Late night	12.2%	12.4%	13.6%

(1)Average annual sales per restaurant are derived by dividing restaurant sales by the average number of restaurants operating during the period on a 52-week basis for the years ended December 31, 2023, January 1, 2023 and January 2, 2022.
(2)Digital sales represents delivery sales through third party providers as well as delivery and mobile ordering through the Burger King and Popeyes mobile apps.
Restaurant Capital Costs
The initial cost of the franchise fee, equipment, seating, signage and other interior costs of a standard new Burger King and Popeyes restaurant currently is approximately $700,000 (which excludes the cost of land, the building and site improvements). In the markets in which we operate, the cost of land generally ranges from $300,000 to $1,600,000 for Burger King restaurants and $300,000 to $1,000,000 for Popeyes restaurants and the cost of building and site improvements generally ranges from $1,800,000 to $2,200,000 for both Burger King and Popeyes restaurants.
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

Burger King's current image restaurant seeks to provide a warm and inviting experience with a modern feel for guests. The image incorporates a variety of indoor and outdoor innovative elements to accommodate the digital experience including double drive thru's, dedicated mobile ordering accommodations and kiosks. The cost of remodeling a Burger King restaurant to current image varies depending upon the age and condition of the restaurant and the amount of new equipment needed and can range from $800,000 to $1,700,000 per restaurant. Our average cost of a Burger King remodel was approximately $1.3 million per restaurant in 2023. The total cost of a remodel has increased over time due to construction cost inflation, the addition of a second drive-thru lane at many locations, local municipality site requirements, and the replacement of certain kitchen equipment and building improvements at the time of the remodel which is incremental to the cost to upgrade to the BKC current image design. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent and Future Events Affecting our Results of Operations".
Under BKC's "Royal Reset" program, BKC will make certain contributions towards franchisee remodel costs, which increase in value if BKC owns the property and/or if the franchisee agrees to pay a higher royalty rate over the 20-year franchise term renewal.
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

Restaurant Locations
The following table details the locations of our 1,022 Burger King restaurants as of December 31, 2023:

State	Total Restaurants
North Carolina	154
New York	124
Ohio	115
Tennessee	110
Indiana	101
Virginia	66
Pennsylvania	63
Michigan	56
South Carolina	43
Kentucky	41
Mississippi	33
Maryland	29
Louisiana	17
Illinois	16
Maine	14
New Jersey	10
Arkansas	9
Vermont	7
Alabama	6
West Virginia	4
Georgia	2
Massachusetts	1
Missouri	1
Total	1,022

The following table details the locations of our 60 Popeyes restaurants as of December 31, 2023:

State	Total Restaurants
Mississippi	32
Tennessee	17
Louisiana	5
Kentucky	3
Indiana	2
Virginia	1
Total	60

Operations
Management Structure
We conduct substantially all of our executive management, finance, marketing and operations support functions from our corporate headquarters in Syracuse, New York. Carrols Restaurant Group is led by our President and Chief Executive Officer ("CEO") Deborah Derby. Ms. Derby, who was appointed CEO in May 2023, has served on our Board of Directors since 2018, and brings with her significant experience leading multi-unit, consumer-focused companies in various industries.
Our restaurant operations are overseen by our Chief Restaurant Officer, Joseph Hoffman, who has worked in Burger King restaurants for over 30 years. As of December 31, 2023, operations for our Burger King restaurants are overseen by our four Senior Division Directors and twelve Regional Directors who collectively had an average of over 20 years of Burger King restaurant experience. We also have 146 district managers who support the Regional Directors in the management of our Burger King restaurants and had an average tenure of over 18 years in the Burger King system as of December 31, 2023. As of December 31, 2023, operations for our Popeyes restaurants are overseen by one Senior Division Director, two Regional Directors and ten district managers.
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
Management Information Systems
We believe that our management information systems provide us with the ability to efficiently and effectively manage our restaurants and to ensure the consistent application of operating controls at our restaurants. Our internal staff of information technology and restaurant systems professionals are dedicated to continuously enhancing our systems. We believe these capabilities allow us to quickly integrate restaurants that we acquire and achieve greater economies of scale and operating efficiencies.
Our restaurants employ POS systems that are designed to facilitate the speed and accuracy of each order. These systems are user-friendly, require limited employee training and improve speed-of-service through the use of conversational order-taking techniques. The POS systems are integrated with applications at the restaurant and hosted systems at our corporate office that are designed to facilitate financial and management control of our restaurant operations.
Our restaurant systems provide daily tracking and reporting of traffic counts, menu item sales, labor and food data including costs and inventories, and other key operating metrics for each restaurant. We communicate electronically with our restaurants on a continuous basis via a high-speed data network, which enables us to collect this information for use in our corporate management systems in near real-time. Our corporate data center manages systems that support our accounting, operating and reporting systems. We also operate a help desk that is open 20 hours each day that enables us to provide systems and operational support to our restaurants. Among other things, our restaurant information systems provide us with the ability to:
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
•allow guests to place mobile, kiosk and third-party delivery orders that integrate directly with the point-of-sale system;
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
These franchise agreements with BKC and PLK generally provide for an initial term of 20 years and currently have an initial franchise fee of $50,000. In the event that we terminate a franchise agreement and close the related BKC restaurant prior to the expiration of its term, we generally are required to pay BKC an amount based on the net present value of the royalty stream that would have been realized by BKC had such franchise agreement not been terminated. With BKC's and PLK's respective approval, we can elect to extend franchise agreements for additional 20-year terms, provided that the restaurant meets the current restaurant image standard and we are not in default under terms of the franchise agreement. The franchise agreement fee for subsequent renewals for our Burger King and Popeyes restaurants is currently $50,000. BKC or PLK may terminate any of the franchise agreements if an act of default is committed by us under these agreements and such default is not cured. Defaults under the franchise agreements for our Burger King and Popeyes restaurants include, among other things, our failure to operate such restaurant in accordance with the operating standards and specifications established by BKC or PLK (including failure to use equipment, uniforms or decor approved by the respective franchisor), our failure to sell products approved or designated by BKC or PLK, our failure to pay royalties or advertising and sales promotion contributions as required, our unauthorized sale, transfer or assignment of such franchise agreement or the related restaurant, certain events of bankruptcy or insolvency with respect to us, conduct by us or our employees that has a harmful effect on the Burger King or Popeyes restaurant system, or conviction of us or our executive officers for certain indictable offenses. As of December 31, 2023, we have not been formally notified of any events of default under any of our franchise agreements with BKC or PLK.
In order to obtain a successor franchise agreement with BKC and PLK, a franchisee is typically required to make capital improvements to the restaurant to bring it up to BKC's or PLK's current image standards. The cost of these improvements may vary widely depending upon the magnitude of the required changes and the degree to which we have made interim improvements to the restaurant. At December 31, 2023, we had eight Burger King franchise agreements due to expire in 2024, eight Burger King franchise agreements due to expire in 2025 and seven Burger King franchise agreements due to expire in 2026. At December 31, 2023 we had four Popeyes franchise agreement set to expire in 2024, 12 Popeyes franchise agreement set to expire in 2025 and two Popeyes franchise agreements set to expire in 2026.

As of December 31, 2023, we were operating 55 Burger King and 14 Popeyes restaurants under franchise agreements that have expired. We have agreed with BKC to extend the terms of these Burger Kings franchise agreements for a period through March 31, 2025 as part of our commitment to remodel 64 restaurants by the end of 2024. We are also in ongoing discussions with PLK to establish mutually acceptable remodeling requirements and franchise extensions for those franchise agreements, although there can be no assurance we will be able to do so. The expiration of certain franchise agreements prior to December 31, 2023 has not and is not expected to impact our continued operation of these restaurants. We believe that we will be able to satisfy BKC's and PLK's normal franchise agreement renewal criteria. Accordingly, we believe that renewal franchise agreements will be granted by BKC and PLK at the expiration of our existing franchise agreements if we desire to renew. Historically, BKC has not denied our requests for successor franchise agreements, but there can be no assurance that BKC and PLK will grant these requests in the future.
In recent years, the historical costs of improving our Burger King restaurants in connection with franchise renewals, excluding scrape and rebuild projects, generally have ranged from $500,000 to $1,300,000 per restaurant. The average cost of our Burger King remodels in 2023 was approximately $1.3 million per restaurant. The cost of remodels can vary depending upon the age and condition of the restaurant and the amount of new equipment needed. The cost of capital improvements made in connection with future franchise agreement renewals may differ substantially from past franchise renewals depending on the current image requirements established from time to time by BKC or PLK.
We evaluate the performance of our Burger King and Popeyes restaurants on an ongoing basis. With respect to franchise renewals, such evaluation depends on many factors, including our assessment of the anticipated future operating results of the subject restaurants and the cost of required capital improvements that we would need to commit for such restaurants. If we determine that a Burger King or Popeyes restaurant is under-performing, or that we do not anticipate an adequate return on the capital investment required to renew the franchise agreement, we may elect to close such restaurant. We may also relocate (or offset) a restaurant within its trade area and build a new Burger King or Popeyes restaurant as part of the franchise renewal process. In 2023, we closed five Burger King restaurants, which included one offset location, and five Popeyes restaurants. We currently expect to close less than five restaurants in 2024, excluding any relocations of existing restaurants. Our determination to close these restaurants is subject to further evaluation and may change. We may also elect to close additional restaurants in the future.
In addition to the initial franchise fee, we generally pay BKC and PLK a monthly royalty. The royalty rate for new Burger King restaurants and for successor franchise agreements is 4.5% of sales. The royalty rate for new Popeyes restaurants and for successor franchise agreements is 5.0% of sales. Royalty payments for restaurants acquired from other franchisees are based on the terms of existing franchise agreements being acquired, and may be less than 4.5%. Burger King royalties, as a percentage of restaurant sales, were 4.4% in 2023, 4.4% in 2022 and 4.4% in 2021. We anticipate our Burger King and Popeyes royalties, as a percentage of restaurant sales, will be approximately 4.5% and 5.0%, respectively, in 2024 as a result of the terms outlined above.
We also generally contribute 4.0% of restaurant sales from our Burger King and Popeyes restaurants to fund BKC's and PLK's national and regional advertising. Pursuant to the Amended and Restated Area Development Agreement dated as of January 4, 2021 among the Company, Carrols Corporation, Carrols LLC and BKC (the "Amended ADA"), newly constructed Burger King restaurants will receive a 3.0% advertising contribution reduction for four years and certain remodeled restaurants, excluding upgrades, will receive a 0.75% advertising contribution reduction for a five year period. BKC and PLK engage in substantial national and regional advertising and promotional activities and other efforts to maintain and enhance both brands. From time to time we supplement BKC's marketing with our own local advertising and promotional campaigns. See "Advertising, Products and Promotion" below.
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
PLK's marketing strategy is defined by its "Easy to Love" plan and "Love That Chicken®" from Popeyes' tagline. Popeyes restaurants feature a Louisiana-inspired home cooking styled menu including fried chicken, chicken wings, chicken sandwiches, chicken tenders, fried shrimp and other seafood, red beans and rice and other regional offerings.
BKC's and PLK's advertising programs consist of national campaigns supplemented by local advertising. BKC's and PLK's advertising campaigns are generally carried on television, digital and social media, radio and in circulated print media (national and regional newspapers and magazines). As a percentage of our restaurant sales advertising expense was 4.1% in 2023, 4.0% in 2022 and 4.0% in 2021. For 2024, we expect total advertising expense to be approximately 4.0% of total restaurant sales.
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
In 2022, we entered into an agreement with BKC in connection with their "Reclaim the Flame" investment plan. Pursuant to this initiative, BKC has agreed to fund $120 million in additional advertising expenditures over the period October 1, 2022 through December 31, 2024. Following the investment period in 2023 and 2024, participating franchisees, including us, have agreed to increase our advertising fund contributions by 50 basis points through 2026 if a profitability threshold for the Burger King system is met for the full fiscal year 2024, and further through 2028 if a secondary profitability threshold is met for the full fiscal year 2026, in order to continue the brand's elevated advertising spend.
Digital
BKC and PLK have invested heavily in launching a digital platform that integrates with major third-party delivery service providers and provides a seamless ordering, payment, delivery and drive-thru experience for our guests. In the BKC and PLK platforms, guests can place orders through a website or mobile app and have the product ready for pickup or delivered by a third-party partner. In 2021, RBI introduced the Royal Perks loyalty program for Burger King and the Popeyes Rewards loyalty program for Popeyes to entice guests to visit more often as well as receive personalized offers on their respective mobile apps. BKC and PLK continue to invest in their digital platforms, and digital sales, including sales through the delivery platforms plus mobile app pickup orders, have been a strong growth driver and represented approximately 10.0% of our restaurant sales in 2023 and 7.5% of our restaurant sales in 2022.

With respect to technology in our restaurants, we finished installing outdoor digital menu boards at all Burger King and Popeyes restaurants in 2022. The digital menu boards integrate with our POS system and utilize artificial intelligence to help optimize the guest experience. In 2023, as part of the "Royal Reset" program with BKC, we began an initiative to install kiosks into many of our Burger King restaurants and as of December 31, 2023, we had 66 Burger King restaurants with kiosks installed. Kiosk sales were approximately $0.4 million in 2023. We expect that having kiosks in our Burger King restaurants will increase our average check and improve the overall guest experience.
Suppliers
We are a member of a national purchasing cooperative, Restaurant Services, Inc., which we refer to as "RSI", created for the Burger King system. RSI is a non-profit independent purchasing cooperative that is responsible for sourcing our products and related supplies and managing relationships with approved distributors for the Burger King system. We use our purchasing power to negotiate directly with certain other vendors, to help obtain favorable pricing and terms for supplying our restaurants. For our Burger King restaurants, we are required to purchase all of our foodstuffs, paper goods and packaging materials from BKC-approved suppliers at prices negotiated by RSI. We currently primarily utilize four distributors, McLane Company Inc., Lineage Foodservice Solutions, LLC, Reinhart Food Service L.L.C and Performance Foodservice, to supply our Burger King restaurants with the majority of our foodstuffs. As of December 31, 2023, such distributors supplied 31%, 31% 28% and 10%, respectively, of our Burger King restaurants. Additionally, one bakery company supplies the rolls used in approximately 50% of our Burger King restaurants and a second bakery supplies rolls for approximately 26% of our Burger King restaurants.
For our Popeyes restaurants, we are a member of a national purchasing cooperative, Supply Management Services, Inc. ("SMS"). SMS is a non-profit independent purchasing cooperative that is responsible for sourcing certain of our products and managing relationships with approved distributors for the Popeyes system. Popeyes utilizes three distributors for its Popeyes restaurants. All three provide poultry products and two provide all other products. For the Company's Popeyes restaurants, one distributor, Performance Foodservice, is the poultry product supplier for 85% of our restaurants and the non-poultry products supplier for 94% of our restaurants.
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

Guest Experience
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
The Patient Protection and Affordable Care Act (the "Act") required businesses employing fifty or more full-time equivalent employees to offer health care benefits to those full-time employees or be subject to an annual penalty. Those benefits must be provided under a health care plan which provides a certain minimum scope of health care services. The Act also limits the portion of the cost of the benefits which we can require employees to pay. Based on our enrollment history to date, approximately 16% of our approximately 3,800 eligible hourly employees have opted for coverage under our medical plan.
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

Industry and Competition
Limited-Service Restaurants. We operate in the hamburger and chicken categories of the limited-service restaurant segment of the restaurant industry. Limited-service restaurants are distinguished by high speed of service and efficiency, convenience, limited menu and service, and value pricing. We believe that limited-service restaurants are well-positioned to increase their sales in the current environment. According to the National Restaurant Association, the limited-service segment is projected to grow from $417 billion in 2023 to $442 billion in 2024, representing a projected 6% increase in sales and 40% of total restaurant and food industry sales.
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
Human Capital Management
As of December 31, 2023, we employed approximately 25,000 persons, of which approximately 200 were administrative personnel and approximately 24,800 were restaurant operations personnel. Approximately 88% of our employees are part-time and 56% have been employed by the Company for less than one year. None of our employees are unionized or covered by collective bargaining agreements. We believe that our overall relations with our employees are good and that our efforts to manage our workforce have been effective.
Diversity. We are committed to fostering a culture that encourages diversity and inclusion, and having diverse representation in our workforce. As of December 31, 2023, 54% of our employees were female and approximately 52% of our employees self-identified as belonging to a racial or ethnic minority group.
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
Resources and Support. In response to the economic challenges caused by the COVID-19 pandemic, we established the Carrols Cares Fund in April 2020 to provide financial assistance to employees in need. Since its launch, the Fund has evolved into a corporate-level initiative that provides assistance to more than just employees who have experienced hardship as a result of the pandemic, providing employees with support such as of bereavement expenses and financial relief after a house fire. During 2023, the fund provided more than $264,000 to support over 300 employees. We also support community-based organizations through our Matching Gift Program and our "Dollars for Doers" volunteer program.
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
Risks Related to Our Business
We could be materially adversely affected by health concerns such as the COVID-19 pandemic, food-borne illnesses, as well as negative publicity regarding food quality, illness, injury or other health concerns.
The United States and other countries have experienced, or may experience in the future, outbreaks of viruses, such as the COVID-19 pandemic, norovirus, Avian Flu or "SARS," or H1N1. If a virus is transmitted by human contact, our employees or customers may become infected, or may choose, or be advised, to avoid gathering in public places, any of which may adversely affect our restaurant customer traffic and our ability to adequately staff our restaurants, receive deliveries on a timely basis or perform functions at the corporate level. We also may be adversely affected if jurisdictions in which we have restaurants impose mandatory closures, seek voluntary closures or impose restrictions on operations. Even if such measures are not implemented and a virus or other disease does not spread significantly, the perceived risk of infection or significant health risk may adversely affect our business.
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
Factors applicable to the quick-service restaurant segment may have a material adverse effect on our results of operations and financial condition, which may cause a decrease in earnings and restaurant sales.
The quick-service restaurant segment can be materially adversely affected by many factors, including: health concerns such as the coronavirus pandemic (COVID-19); changes in local, regional or national economic conditions; inflation; increases in the cost of food, such as beef, chicken, produce and packaging; increased labor costs, including healthcare, unemployment insurance and minimum wage requirements; changes in demographic trends; changes in consumer tastes; changes in traffic patterns; increases in fuel prices and utility costs; consumer concerns about health, diet and nutrition; increases in the number of, and particular locations of, competing restaurants; changes in discretionary consumer spending; the availability of experienced management and hourly-paid employees; and regional weather conditions.
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
Our profitability and operating margins are dependent in part on our ability to anticipate and react to changes in food costs. Changes in the price or availability of certain food products, could affect our ability to offer broad menu and price offerings to guests and could materially adversely affect our profitability and reputation. The type, variety, quality, source and price of beef, chicken, produce and cheese can be subject to change due to factors beyond our control, including weather, governmental regulation, availability and seasonality, each of which may affect our food costs or cause a disruption in our supply. Our food distributors or suppliers may also be affected by higher costs to produce and transport commodities used in our restaurants, higher minimum wage and benefit costs and other expenses that they pass through to their customers, which could result in higher costs for goods and services supplied to us. Although RSI is able to contract for certain food commodities for periods up to one year, the pricing and availability of some commodities used in our operations are not locked in for periods of longer than one week or at all. We do not currently use financial instruments to hedge our risk of market fluctuations in the price of beef, produce and other food products. We may not be able to anticipate and react to changing food costs through menu price adjustments in the future, which could negatively impact our results of operations and financial condition.
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
Our strategy may include pursuing acquisitions of additional Burger King and Popeyes restaurants and we may not find Burger King restaurants or Popeyes restaurants that are suitable acquisition candidates or successfully operate or integrate any acquired Burger King restaurants or Popeyes restaurants.
As part of our strategy, we may selectively pursue the acquisition of additional Burger King and Popeyes restaurants. There can be no assurance that we will receive consent from our franchisors to acquire additional restaurants.
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
We are a member of a national purchasing cooperative, Restaurant Services, Inc., created for the Burger King system. RSI is a non-profit independent purchasing cooperative that is responsible for sourcing our products and related supplies and managing relationships with approved distributors for the Burger King system. We use our purchasing power to negotiate directly with certain other vendors, to obtain favorable pricing and terms for supplying our restaurants. For our Burger King restaurants, we are required to purchase all of our foodstuffs, paper goods and packaging materials from BKC-approved suppliers at prices negotiated by RSI. We currently primarily utilize four distributors, McLane Company Inc., Lineage Foodservice Solutions, LLC, Reinhart Food Service LLC and Performance Foodservice, to supply our Burger King restaurants with the majority of our foodstuffs. As of December 31, 2023, such distributors supplied 31%, 31% 28% and 10%, respectively, of our Burger King restaurants. Additionally, one bakery company supplies the rolls used in approximately 50% of our Burger King restaurants and a second bakery company supplies rolls for another approximately 26% of our Burger King restaurants.
For our Popeyes restaurants, we are a member of a national purchasing cooperative, Supply Management Services, Inc. SMS is a non-profit independent purchasing cooperative that is responsible for sourcing certain of our products and managing relationships with approved distributors for the Popeyes system. Popeyes utilizes three distributors. All three provide poultry products and two provide all other products. For our Popeyes restaurants, one distributor, Performance Foodservice, supplies 85% of our poultry products and 94% of our, non-poultry products.
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
Our continued growth and financial performance is dependent, in part, on our ability to open new restaurants and remodel restaurants to comply with criteria established by BKC and PLK. During 2021, pandemic-related disruptions in the global supply chain significantly increased the cost, and decreased the availability, of both labor and construction materials and we expect this to continue into 2024. The scarcity of construction materials and associated price increases could delay the opening of restaurants and increase the cost of construction for our new and existing restaurants, which could have a material adverse effect on our results of operations and financial condition.
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
Wage rates for a number of our employees are either at or slightly above the federal and or state minimum wage rates. As federal and/or state minimum wage rates increase, we may need to increase not only the wage rates of our employees paid at the minimum wage but also the wages paid to the employees at higher wage rates, which will increase our costs. The extent to which we are not able to raise our prices to compensate for increases in wage rates, including increases in state unemployment insurance costs or other costs including mandated health insurance, could have a material adverse effect on our results of operations and financial condition. In addition, even if minimum wage rates do not increase, we may still be required to raise wage rates in order to compete for an adequate supply of labor for our restaurants.
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
Beginning in 2018, certain workers were able to take up to eight weeks (which increased in New York and other areas to twelve weeks in 2021) of employer-provided paid leave for childbirth, care for a seriously ill family member or needs related to a family member's military deployment. We have considered these labor costs in our price changes, and additional labor costs may require us to raise our prices in the future. In certain geographic areas which cannot absorb such increases, this could have a material adverse effect on our results of operations and financial condition. We provide unpaid leave for employees for covered family and medical reasons, including childbirth, to the extent required by the Family and Medical Leave Act of 1993, as amended, and applicable state laws. To the extent we need to hire additional employees or pay overtime to replace such employees on leave, this would be an added expense which could have a material adverse effect on our results of operations and financial condition.
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
At December 31, 2023, 14% of our restaurants were located in North Carolina, 11% were located in New York, 12% were located in Tennessee, and 25% were located in Indiana, Ohio and Michigan. Therefore, the economic conditions, state and local government regulations, weather or other conditions affecting North Carolina,

New York, Tennessee, Indiana, Ohio and Michigan, and other unforeseen events, including terrorism and other regional issues, may have a material impact on the success of our restaurants in those locations.
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
Climate change could adversely affect our results of operations and financial condition.
We and our supply chain are subject to risks and costs arising from the effects of climate change, global warming and diminishing energy and water resources. Climate change may have a negative effect on agricultural productivity which may result in decreased availability or less favorable pricing for certain commodities used in our products, such as beef, chicken, produce and dairy. Climate change may also increase the frequency or severity of natural disasters and other extreme weather conditions, which could disrupt the business of our suppliers, cause temporary restaurant closures and negatively impact guest traffic at our restaurants. Concern over climate change and other environmental and social sustainable business practices may result in new or increased legal and regulatory requirements, which could significantly increase costs. Furthermore, any perception of a failure to act responsibly with respect to the environment or to effectively respond to regulatory requirements concerning climate change or other sustainable business practices could lead to adverse publicity and have a material adverse effect on our results of operations and financial condition.
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
We are subject to extensive laws and regulations relating to the development and operation of restaurants, including, without limitation, regulations relating to the following: zoning; labeling of caloric and other nutritional information on menu boards, advertising and food packaging; the preparation and sale of food; employer/employee relationships, including minimum wage requirements, overtime, mandatory paid and unpaid leave, working and safety conditions, and citizenship requirements; health care; and federal and state laws that prohibit discrimination and laws regulating the design and operation of, and access to, facilities, such as the Americans With Disabilities Act of 1990.
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
Approximately half of our restaurant sales are by credit or debit cards. Other restaurants and retailers have experienced security breaches in which confidential or material information has been compromised. We devote significant resources to data encryption, network security and other measures to protect our systems and data, but these security measures cannot provide absolute security. We may become subject to lawsuits, fines or other proceedings for purportedly fraudulent transactions arising out of the actual or alleged theft of our guests' credit or debit card or any other material information. Any such claim or proceeding, or any adverse publicity resulting from these allegations, may have a material adverse effect on our results of operations and financial condition.
Our results of operations, financial condition and reputation may be impacted by information technology system failures or network disruptions.
We rely on information systems across our operations for point-of-sale processing in our restaurants, collection of cash, procurement and payment to suppliers, payment of payroll, financial reporting and other processes and procedures. Our ability to efficiently manage our business depends significantly on the reliability and capacity of these systems. We may be subject to information technology system failures and network disruptions caused by natural disasters, accidents, pandemics, power disruptions, telecommunications failures, acts of terrorism or war, computer viruses, physical or electronic break-ins, ransomware or other events or disruptions. System redundancy may be ineffective or inadequate, and our disaster recovery planning may not be sufficient for all eventualities which may have a material adverse effect on our results of operations and financial condition. While we maintain dedicated insurance coverage that, subject to policy terms and conditions and subject to a deductible, is designed to address certain aspects of cyber risks, such insurance coverage may be insufficient to cover all losses or all types of claims that may arise in the continually evolving area of cyber risk.
Carrols Corporation is currently a guarantor under 17 restaurant property leases from the time when Fiesta Restaurant Group, Inc. ("Fiesta") was its subsidiary and any default under such property leases by Fiesta may result in substantial liabilities to us.
Fiesta, a former wholly-owned subsidiary of the Company, was spun-off in 2012 to the Company's stockholders. Carrols Corporation currently is a guarantor under 17 Fiesta restaurant property leases, of which all except for one is still operating as of December 31, 2023. Eight of these guarantees are for leases with Pollo Operations, Inc, a wholly owned subsidiary of Fiesta, and nine of these guarantees are for leases with Texas Taco Cabana, L.P., an indirect subsidiary of Taco Cabana, Inc. (together with all direct and indirect subsidiaries, "Taco"). Taco was a wholly owned subsidiary of Fiesta until August 16, 2021 when Fiesta sold all of its outstanding capital stock of Taco Cabana, Inc. to YTC Enterprises, LLC, an affiliate of Yadav Enterprises, Inc. The Separation and Distribution Agreement entered into in connection with the spin-off among Carrols, Fiesta and us provides that the parties will cooperate and use their commercially reasonable efforts to obtain the release of such guarantees. Unless and until any such guarantees are released, Fiesta agrees to indemnify Carrols Corporation for any losses or liabilities or expenses that it may incur arising from or in connection with any such lease guarantees.
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
Factors that could cause fluctuation in the trading price of our common stock may include, but are not limited to the following: price and volume fluctuations in the overall stock market from time to time; significant volatility in the market price and trading volume of companies generally or restaurant companies specifically; actual or anticipated variations in the earnings or operating results of our company or our competitors; actual or anticipated changes in financial estimates by us or by any securities analysts who might cover our stock or the stock of other companies in our industry; market conditions or trends in our industry and the economy as a whole; announcements by us or our competitors of significant acquisitions, strategic partnerships or divestitures and our ability to complete any such transaction; announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us; capital commitments; changes in accounting principles; additions or departures of key personnel; sales of our common stock, including sales of large blocks of our common stock or sales by our directors and officers; and events that affect BKC, PLK or any of our significant suppliers discussed above.

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
At December 31, 2023, our executive officers, directors, BKC and Burger King International, LLC (collectively, the "BKC Stockholders"), and Cambridge Franchise Holdings, LLC ("Cambridge Holdings") together beneficially owned approximately 39.7% of our common stock, giving effect to the conversion of the Series D Convertible Preferred Stock issued to the BKC Stockholders. As a result, our executive officers, directors, affiliates of the BKC Stockholders and Cambridge Holdings, if they act as a group, will be able to significantly influence matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions such as mergers and acquisitions. The BKC Stockholders and Cambridge Holdings each has two representatives on our Board of Directors, which has the authority to make decisions affecting our company and its capital structure, including the issuance of additional debt and the declaration of dividends. Each of the BKC Stockholders and Cambridge Holdings may have interests that differ from those of other stockholders and may vote in a way with which other stockholders disagree and which may be adverse to their interests. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of the Company that other stockholders may view as beneficial, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately depress the market price of our common stock.
While we expect to pay regular quarterly cash dividends, there can be no assurance regarding whether or to what extent we will pay cash dividends on our common stock in the future.
We currently expect to pay regular quarterly cash dividends to holders of our common stock in the foreseeable future, including in the first quarter of 2024. However, there is no assurance that the Company will continue to pay future cash dividends. Any future cash dividends on our common stock will be determined at the discretion of our Board of Directors and will depend upon, among other things, our results of operations, financial condition and contractual restrictions, including the terms of the agreements governing our indebtedness. Our Senior Credit Facilities and the indenture governing our $290 million of 5.875% Senior Notes due 2029 (the "Notes") could limit, and the debt instruments that we may enter into in the future could limit, our ability to pay cash dividends to our stockholders.
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
As of December 31, 2023 we had $433.2 million of total indebtedness outstanding consisting of $290.1 million of Senior Notes due 2029, $133.4 million Term Loan B borrowings under our Senior Credit Facilities and $9.8 million of finance lease liabilities. As of December 31, 2023 we had $204.0 million of revolving borrowing availability under our Senior Credit Facilities (after reserving $11.0 million for letters of credit issued under the Senior Credit Facilities, which included amounts for anticipated claims from our renewals of workers' compensation and other insurance policies).
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
Our debt agreements, such as our Senior Credit Facilities and the indenture governing the Notes restrict our ability in certain circumstances to, among other things: incur additional debt; pay dividends beyond a maximum amount and make other distributions on, redeem or repurchase, capital stock; make investments or other restricted payments; enter into transactions with affiliates; engage in sale and leaseback transactions; sell all, or substantially all, of our assets; create liens on assets to secure debt; or effect a consolidation or merger.
These covenants limit our operational flexibility and could prevent us from taking advantage of business opportunities as they arise, growing our business or competing effectively. In addition, our Senior Credit Facilities require us to meet a First Lien Leverage Ratio (as defined in the Senior Credit Facilities) if revolving credit borrowings exceed 35% of our aggregate borrowing capacity (as defined in the First Amendment to the Senior Credit Facilities). Our ability to meet this financial ratio and other tests can be affected by events beyond our control, and we cannot assure you that we will meet these tests. As of December 31, 2023 there were no borrowings outstanding and $11.0 million of letters of credit issued under the Revolving Credit Facility. As this did not exceed 35% of the aggregate amount of the maximum borrowings under the Revolving Credit Facility, no First Lien Leverage Ratio calculation was required. However, if we had been subject to the First Lien Leverage Ratio, our First Lien Leverage Ratio was 0.65 to 1.00 as of December 31, 2023 which was below the required First Lien Leverage Ratio of 5.75 to 1.00.
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
Risks Related to the Merger:
On January 16, 2024, we entered into the Merger Agreement with RBI and BK Cheshire Corp., a Delaware corporation and a wholly owned subsidiary of RBI, pursuant to which Merger Sub will merge with and into us with us being the surviving corporation in the Merger as a wholly-owned subsidiary of RBI. Subject to the terms and conditions set forth in the Merger Agreement, each share of our common stock, par value $0.01 per share, outstanding immediately prior to the Effective Time will, at the Effective Time, automatically be converted into the right to receive $9.55 in cash, without interest, subject to any required tax withholding.
The announcement and pendency of the proposed Merger may adversely affect our business, financial condition and results of operations.
There are material uncertainties and risks associated with the proposed Merger, including the timing of the consummation of the Merger, which may adversely affect our business and ongoing operations, financial condition and results of operations, employees, customers, shareholders, other parties and business prospects and a failure to complete the Merger on the terms reflected in the Merger Agreement or at all could have a material and adverse effect on our business, financial condition, results of operations, financial condition, cash flows, and stock price.
Failure to complete the Merger could negatively impact the price of our common stock, as well as our future business and financial results.
The Merger Agreement contains a number of conditions that must be satisfied or waived prior to the completion of the Merger, including stockholder approval and regulatory approval. We cannot assure you that all of the conditions to the Merger will be satisfied or waived on a timely basis. If the conditions to the Merger are not satisfied or waived on a timely basis, we may be unable to complete the Merger as quickly as expected or at all.
If the Merger is not completed, our ongoing business may be adversely affected as follows: (i) we may experience negative reactions from the financial markets, including negative impacts on the market price of our common stock; (ii) some of management’s attention will have been directed to the Merger instead of being directed to our own operations and the pursuit of other opportunities that could have been beneficial to us; (iii) the manner in which customers, suppliers and other third parties perceive us may be negatively impacted, which in turn could have an adverse effect on our business; (iv) we may experience negative reactions from employees; (v) we will have expended time and resources that could otherwise have been spent on our business; and (vi) we may be required, in certain circumstances, to pay a termination fee of $19 million, as provided in the Merger Agreement. In addition, any significant delay in consummating the Merger could have an adverse effect on our operating results and adversely affect our relationships with customers and suppliers and would likely lead to a significant diversion of management and employee attention.
Additionally, in approving the Merger Agreement, a special transaction committee of independent and disinterested members of the our Board of Directors and our Board of Directors considered a number of factors and potential benefits, including the fact that the Merger consideration to be received by holders of common stock represented a 13.4% premium to the closing price of our common stock of $8.42 per share on January 12, 2024, the last full trading day before public announcement of the Merger Agreement. If the Merger is not completed, neither we nor the holders of our common stock will realize this benefit of the Merger. Moreover, we would also have nevertheless incurred substantial transaction-related fees and costs and the loss of management time and resources.
Our ability to complete the Merger is subject to certain closing conditions and the receipt of consents and approvals from government entities which may impose conditions that could adversely affect us or cause the Merger to be abandoned.
The Merger Agreement contains certain closing conditions, including, among others, the approval by the affirmative vote of the holders of (a) a majority of the voting power of our outstanding capital stock entitled to vote on the Merger to adopt and approve the Merger Agreement and (b) a majority of our outstanding common stock held by our unaffiliated stockholders to adopt and approve the Merger Agreement, and the absence of any injunction or similar order issued by any government entity with jurisdiction over any party to the Merger Agreement or law that has the effect of prohibiting the consummation of the Merger or that makes consummation of the Merger illegal. The obligation of each party to consummate the Merger is also conditioned upon the other party’s representations and warranties being true and correct to the extent specified in the Merger Agreement and the other party having performed in all material respects its obligations under the Merger Agreement. We cannot assure you that the various closing conditions will be satisfied or will not result in the abandonment or delay of the Merger.
In addition, before the Merger may be completed, regulatory approval under the HSR Act must be obtained (the “Antitrust Approval”). The regulatory review under the HSR Act may impose conditions on the granting of such approval. Such conditions and the process of obtaining Antitrust Approval could have the effect of delaying completion of the Merger or of imposing additional costs or limitations on the combined company following the completion of the Merger, and the conditions may result in the failure of a closing condition under the Merger Agreement. The Antitrust Approval may not be received at all or may not be received in a timely fashion.
Expenses related to the pending Merger are significant and will adversely affect our operating results.
We have incurred and expect to continue to incur significant expenses in connection with the pending Merger, including legal and investment banking fees. We expect these costs to have an adverse effect on our operating results. If the Merger is not consummated, we may under certain circumstances be required to pay to RBI a termination fee of $19 million. Our financial position and results of operations would be adversely affected if we were required to pay the termination fee.
We are subject to business uncertainties and contractual restrictions while the Merger is pending, which could adversely affect our business.
The Merger Agreement requires us to operate in the ordinary course of business and restricts us, without the consent of RBI, from taking certain specified actions agreed by the parties to be outside the ordinary course of business until the pending Merger occurs or the Merger Agreement terminates. These restrictions may prevent us from pursuing otherwise attractive business opportunities and making other changes to our business before completion of the Merger or, if the Merger is not completed, termination of the Merger Agreement. In addition, matters relating to the Merger (including integration planning) will require substantial commitments of time and resources by our management, which could divert their time and attention.
Litigation could result in substantial costs and may delay or prevent the Merger from being completed.
While no lawsuits are currently pending in connection with the Merger, we (along with our directors and officers) may be named in lawsuits to enjoin us from proceeding with or consummating the Merger, or seeking to have the Merger rescinded after its consummation. Defending against such claims, even those without merit, could result in substantial costs and divert management’s time and resources, which may negatively impact our financial condition and adversely affect our business and results of operations. The ultimate resolution of any such lawsuit cannot be predicted, and an adverse ruling in any such lawsuit may cause the Merger to be delayed or not to be completed, which could cause us not to realize some or all of the anticipated benefits of the Merger.
Additionally, one of the conditions to the closing of the Merger is the absence of any injunction or similar order issued by government entity with jurisdiction over any party to the Merger Agreement or law that has the effect of prohibiting the consummation of the Merger or that makes consummation of the Merger illegal. Accordingly, if any lawsuit is successful in obtaining an injunction prohibiting the consummation of the Merger, then such injunction may prevent the Merger from becoming effective, or delay its becoming effective within the expected time frame.
Uncertainties associated with the Merger may cause a loss of management and other key employees and disrupt our business relationships, which could adversely affect our business.
Uncertainty about the effect of the Merger on our employees, customers, distributors, suppliers and strategic partners may have an adverse effect on our business. These uncertainties may impair our ability to attract, retain and motivate key personnel until the Merger is completed and for a period of time thereafter. Employee retention may be particularly challenging during the pendency of the Merger. If key employees depart and as we face additional uncertainties relating to the Merger, our business relationships may be subject to disruption. If key employees depart or if our existing business relationships suffer, our results of operations may be adversely affected. The adverse effects of such disruptions could be further exacerbated by any delay in the completion of the Merger.
The Merger Agreement contains provisions that could discourage a potential competing acquirer of us.
The Merger Agreement contains provisions that make it more difficult for us to sell our business to a party other than RBI. We agreed to a period which commenced on the date of the Merger Agreement and ended February 15, 2024, during which we and our representatives were permitted to solicit third-party acquisition proposals and share information with potential bidders. After this period, we were required to cease discussions with other parties regarding a transaction except for those that had made a bona fide written proposal that the Special Committee had determined in good faith, after consultation with its financial advisor and outside legal advisor, constituted or was reasonably likely to result in a proposal superior to the Merger Agreement.
Beginning February 15, 2024, we became subject to customary “no-shop” restrictions on our ability to solicit alternative acquisition proposals from third parties and to provide information to, and participate in discussion and engage in negotiations with, third parties regarding any alternative acquisition proposals, subject to a customary “fiduciary out” provision. In addition, before our Board of Directors withdraws, qualifies or modifies its recommendation on the Merger or terminates the Merger Agreement to enter into a third-party acquisition proposal, RBI generally has an opportunity to offer to modify the terms of the Merger. In some circumstances, upon termination of the Merger Agreement, we will be required to pay a termination fee of $19 million.
These provisions could discourage a potential third-party acquirer that might have an interest in acquiring all or a significant portion of us from considering or proposing that acquisition, even if the acquirer was prepared to pay consideration with a higher per share cash or market value than the market value proposed to be received or realized in the Merger, or might otherwise result in a potential third-party acquirer proposing to pay a lower price to our stockholders than they might otherwise have proposed to pay due to the added expense of the termination fee that may become payable in certain circumstances.
If the Merger Agreement is terminated and we decide to seek another business combination, we may not be able to negotiate or consummate a transaction with another party on terms comparable to, or better than, the terms of the Merger Agreement.
All of the matters described above, alone or in combination, could materially and adversely affect our business, financial condition, results of operations and stock price.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 1C. CYBERSECURITY
Risk Management and Strategy
Managing cybersecurity risks and securing our sensitive data and systems are a critical part of our business operations and of paramount importance to our organization. Consequently, our cybersecurity risk management program is integrated into our overall enterprise risk management (ERM) program.
We have developed and implemented a cybersecurity risk management program that leverages the Center for Internet Security Critical Security Controls framework (CIS CSC). As part of our cybersecurity risk management program, we use multiple internal and external systems and tools to help monitor, identify, assess and manage material risks from cybersecurity threats and protect the Company’s data and systems. We also monitor various sources to identify risks including, but not limited to, data from government entities, security vendors, and industry sources.
Our cybersecurity risk management program includes:
•We leverage third-party cybersecurity vendors to test our systems, identify previously undiscovered risks in the environment and validate existing cybersecurity controls. We maintain a process to oversee and identify risks from cybersecurity threats associated with our use of third-party vendors with access to our resources.
•We educate our users on cybersecurity prevention tactics through monthly security awareness training and ongoing phishing tests.
•Email is protected through multiple layers of security that cover all internal and external communication.
•We have a robust patching and remediation process for our systems. We use a managed risk service to help detect and prioritize vulnerabilities found in the environment and track them for remediation.
•We have a disaster recovery plan and controls designed to protect against business interruption, including multiple backups of our critical systems.
•We deploy technical safeguards designed to protect our information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, access controls, extended detection and response, and event monitoring.
Cybersecurity Governance
Our Board of Directors is responsible for oversight of risk management, including cybersecurity risks. The Audit Committee is updated quarterly on current cybersecurity events, metrics and other technology risks by our Chief Information Officer and Senior Director of Technical Operations & Security. The Audit Committee, in turn, provides the Board of Directors with updates regarding cybersecurity risks as it deems necessary or appropriate.
Our Internal Cybersecurity Team is comprised of the Chief Information Officer, Senior Director of Technical Operations & Security, and Information Security Manager. This team is responsible for managing efforts to assess, detect, prevent, mitigate and remediate cybersecurity risks, threats and incidents. This team has combined experience of 70 years in Information Technology, with over 35 years in managing cybersecurity programs, and hold various cybersecurity certifications. In addition, this team meets monthly with the IT leadership team to review current risks and trends, along with monitoring ongoing cybersecurity metrics.
While risks from cybersecurity threats have not materially affected our business strategy, results of operations or financial condition, a future cybersecurity incident could do so by, among other things, interrupting our operations, causing reputational harm and/or exposing us to litigation.
ITEM 2. PROPERTIES
As of December 31, 2023, we owned eleven and leased 1,071 restaurant properties, including 29 co-branded locations. In addition, we owned five and leased nine non-operating properties as of December 31, 2023.
We typically enter into leases (including renewal options) ranging from 20 to 40 years. The average remaining term for all leases, including options, was approximately 24.8 years at December 31, 2023. Generally, we have been able to renew leases upon or prior to their expiration at prevailing market rates, although there can be no assurance that this will continue to occur.

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
ITEM 4. MINE SAFETY DISCLOSURES
None.
PART II
ITEM  5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on The NASDAQ Global Market under the symbol "TAST". On March 1, 2024, there were 57,384,646 shares of our common stock outstanding held by 477 holders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our common stock whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.
Effective August 12, 2021, the Board declared a special cash dividend amounting to $0.41 per share on all issued and outstanding shares of common stock, including common stock issuable on the conversion of our Series B Convertible Preferred Stock. The special cash dividend of $24.9 million was paid on October 5, 2021 to stockholders of record as of the close of business on August 25, 2021.
Effective November 9, 2023, the Board declared a regular quarterly cash dividend of $0.02 per share on all issued and outstanding shares of the Company's common stock, including common stock issuable on the conversion of our Series D Preferred Stock. The cash dividend of $1.3 million was paid on December 15, 2023 to stockholders of record as of the close of business on November 21, 2023.
Effective February 22, 2024, the Board declared a regular quarterly cash dividend of $0.02 per share on all issued and outstanding shares of the Company's common stock, including common stock issuable on the conversion of our Series D Preferred Stock, that will be paid on April 5, 2024 to stockholders of record as of the close of business on March 11, 2024.

We currently expect to pay regular quarterly cash dividends to holders of our common stock in the foreseeable future. However, there is no assurance that the Company will continue to pay future cash dividends. Any future dividends on our common stock will be determined at the discretion of our Board and will depend upon, among other things, our results of operations, financial condition and contractual restrictions, including the terms of the agreements governing our indebtedness. Our Senior Credit Facilities and the indenture governing the Notes limit, and debt instruments that we and our subsidiaries may enter into in the future may limit, our ability to pay dividends to our stockholders.
Stock Performance Graph
The following graph compares from December 31, 2018 the cumulative total stockholder return on our common stock relative to the cumulative total returns of The NASDAQ Composite Index and a peer group, the S&P SmallCap 600 Restaurants Index. We have elected to use the S&P SmallCap 600 Restaurant Index in compiling our stock performance graph because we believe the S&P SmallCap 600 Restaurant Index represents a comparison to competitors with similar market capitalization as us. The graph assumes an investment of $100 in our common stock and each index on December 31, 2018.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Carrols Restaurant Group, Inc., the NASDAQ Composite Index, and S&P SmallCap 600 Restaurants
$300
$200
$100
$0
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
S&P SmallCap 600 Restaurants
NASDAQ Composite
Carrols Restaurant Group, Inc.

* $100 invested on 12/31/2018 in stock or index, including reinvestment of dividends.

	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
Carrols Restaurant Group, Inc.	$100.00	$71.65	$63.82	$33.13	$15.22	$88.45
NASDAQ Composite	$100.00	$136.69	$198.10	$242.03	$163.28	$236.17
S&P SmallCap 600 Restaurants	$100.00	$112.39	$142.59	$136.57	$108.84	$132.12

Purchases of Equity Securities by the Issuer
In August 2023, the Company's Board of Directors approved an extension of the Company's stock repurchase plan (the "Repurchase Program") with approximately $11.0 million of its original $25 million in capacity remaining. The authorization will expire on August 2, 2025, unless terminated earlier by the Board of Directors. Purchases under the Repurchase Program may be made from time to time in open market transactions at prevailing market prices or in privately negotiated transactions (including, without limitation, the use of Rule 10b5-1 plans) in compliance with applicable federal securities laws, including Rule 10b-18 under the Exchange Act. The Company has no obligation to repurchase stock under the Repurchase Program, and the timing, actual number and value of shares purchased will depend on the Company's stock price, trading volume, general market and economic conditions, and other factors.
ITEM  6. [RESERVED]
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our fiscal years consist of 52 or 53 weeks ending on the Sunday closest to December 31. The fiscal years ended December 31, 2023, January 1, 2023 and January 2, 2022 each contained 52 weeks.
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
Results of Operations—an analysis of our consolidated results of operations for the years ended December 31, 2023, and January 1, 2023, including a review of the material items and known trends and uncertainties. See Item 7 of our 2022 Annual Report on Form 10-K for an analysis of our consolidated results of operations for the years ended January 1, 2023 and January 2, 2022.
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

Company Overview
Carrols Restaurant Group, Inc. and its consolidated subsidiaries (collectively, "Carrols Restaurant Group", the "Company", "we", "our" or "us") is one of the largest restaurant companies in the United States and has been operating restaurants for more than 60 years. We are the largest Burger King franchisee in the United States, based on number of restaurants, and have operated Burger King restaurants since 1976. As of December 31, 2023 we operated, as a franchisee, a total of 1,082 restaurants in 23 states under the trade names of Burger King and Popeyes. This included 1,022 Burger King restaurants in 23 Northeastern, Midwestern, Southcentral and Southeastern states and 60 Popeyes restaurants in six Southeastern states.
Any reference to "BKC" refers to Burger King Company LLC (previously Burger King Corporation) and its indirect parent company, Restaurant Brands International Inc. ("RBI"). Any reference to "PLK" refers to Popeyes Louisiana Kitchen, Inc. and its indirect parent company, RBI.
The following is an overview of the key financial measures discussed in our results of operations:
◦Restaurant sales consists of food and beverage sales at our restaurants, net of sales discounts and refunds and excluding sales tax. Restaurant sales are influenced by changes in comparable restaurant sales, our franchisors' marketing and promotional activities, menu price changes, guest traffic, new restaurant development, restaurant acquisitions and closures of restaurants. Comparable restaurant sales reflect the change in year-over-year sales for a comparable restaurant base. Restaurants we acquire are included in comparable restaurant sales after they have been owned for 12 months and newly developed restaurants are included in comparable restaurant sales after they have been open for 15 months. Restaurants are excluded from comparable restaurant sales during extended periods of closure, which primarily occur due to restaurant remodeling activity. For comparative purposes, where applicable, the calculation of the changes in comparable restaurant sales is based either on a 53-week or 52-week year and compares against the respective 52-week prior period.
◦Food, beverage, and packaging costs consists of food, beverage and packaging costs and delivery commissions, less purchase discounts and vendor rebates. Food, beverage, and packaging costs are generally influenced by changes in commodity costs, the mix of items sold, the level of promotional discounting, menu price changes, the effectiveness of our restaurant-level controls to manage food and paper costs, and the relative contribution of delivery sales.
◦Restaurant wages and related expenses include all restaurant management and hourly productive labor costs and related benefits, employer payroll taxes and restaurant-level bonuses. Payroll and related benefits are subject to inflation, including minimum wage increases as well as competitive wage increases required to adequately staff our restaurants and increased costs for health insurance, workers' compensation insurance and federal and state unemployment insurance.
◦Restaurant rent expense includes straight-lined lease costs and variable rent on our restaurant leases characterized as operating leases.
◦Other restaurant operating expenses include all other restaurant-level operating costs, the major components of which are royalty expenses paid to BKC and PLK, utilities, repairs and maintenance, operating supplies, real estate taxes and credit card fees.
◦Advertising expense includes advertising payments to BKC and PLK based on a percentage of sales as required under our franchise and operating agreements and additional local marketing and promotional expenses in certain of our markets.
◦General and administrative expenses are comprised primarily of salaries and expenses associated with corporate and administrative functions that support the development and operations of our restaurants, legal, auditing and other professional fees, acquisition costs and stock-based compensation expense.

◦EBITDA, Adjusted EBITDA, Adjusted Restaurant-Level EBITDA and Adjusted Net Income (Loss) are non-GAAP financial measures. EBITDA represents net income (loss) before income taxes, interest expense, and depreciation and amortization. Adjusted EBITDA represents EBITDA adjusted to exclude impairment and other lease charges, stock-based compensation expense, restaurant pre-opening costs, executive transition, non-recurring litigation and other professional expenses, gain on extinguishment of debt and other income, net. Adjusted Restaurant-Level EBITDA represents income (loss) from operations as adjusted to exclude general and administrative expenses, depreciation and amortization, impairment and other lease charges, restaurant pre-opening costs and other income, net. Adjusted Net Income (Loss) represents net income (loss) as adjusted, net of tax, to exclude impairment and other lease charges, restaurant pre-opening costs, executive transition, non-recurring litigation and other professional expenses, other income, net, gain on extinguishment of debt and the change in the valuation allowance for deferred taxes.
◦We are presenting Adjusted EBITDA, Adjusted Restaurant-Level EBITDA and Adjusted Net Income (Loss) because we believe that they provide a more meaningful comparison than EBITDA and net income (loss) of our core business operating results, as well as with those of other similar companies. Additionally, we present Adjusted Restaurant-Level EBITDA because it excludes restaurant pre-opening costs, other income, net, and the impact of general and administrative expenses such as salaries and expenses associated with corporate and administrative functions that support the development and operations of our restaurants, legal, auditing and other professional fees. Although these costs are not directly related to restaurant-level operations, these costs are necessary for the profitability of our restaurants. Management believes that Adjusted EBITDA, Adjusted Restaurant-Level EBITDA and Adjusted Net Income (Loss), when viewed with our results of operations in accordance with U.S. GAAP and the accompanying reconciliations on page 50, provide useful information about operating performance and period-over-period growth, and provide additional information that is useful for evaluating the operating performance of our core business without regard to potential distortions. Additionally, management believes that Adjusted EBITDA and Adjusted Restaurant-Level EBITDA permit investors to gain an understanding of the factors and trends affecting our ongoing cash earnings, from which capital investments are made and debt is serviced.
However, EBITDA, Adjusted EBITDA, Adjusted Restaurant-Level EBITDA and Adjusted Net Income (Loss) are not measures of financial performance or liquidity under U.S. GAAP and, accordingly, should not be considered as alternatives to net income (loss), income (loss) from operations or cash flow from operating activities as indicators of operating performance or liquidity. Also, these measures may not be comparable to similarly titled captions of other companies. For the reconciliation between Net Income (Loss) to EBITDA, Adjusted EBITDA and Adjusted Net Income (Loss) and the reconciliation of income (loss) from operations to Adjusted Restaurant-Level EBITDA, see page 50.
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
◦Although depreciation and amortization are non-cash charges, the assets that we currently depreciate and amortize will likely have to be replaced in the future, and EBITDA, Adjusted EBITDA and Adjusted Restaurant-Level EBITDA do not reflect the cash required to fund such replacements; and
◦EBITDA, Adjusted EBITDA, Adjusted Restaurant-Level EBITDA and Adjusted Net Income (Loss) do not reflect the effect of earnings or charges resulting from matters that our management does not consider to be indicative of our ongoing operations. However, some of these charges (such as impairment and other lease charges, litigation costs and changes in the valuation allowance for deferred taxes) have recurred and may reoccur.

◦Depreciation and amortization primarily includes the depreciation of fixed assets, including equipment, owned buildings and leasehold improvements utilized in our restaurants, the amortization of franchise rights from our acquisitions of restaurants and the amortization of franchise fees paid to BKC and PLK.
◦Impairment and other lease charges include charges resulting from the following circumstances:
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
◦For indefinite lived intangible assets including goodwill, a potential impairment charge is evaluated whenever events or changes in circumstances indicate that the carrying amount may be impaired. Impairment charges are determined by a comparison of the carrying value of a reporting unit to its fair value.
◦For restaurant closures prior to their lease or franchise end dates, lease charges are recorded for our obligations under the related leases and franchise agreements for closed locations that are not otherwise recoverable.
◦Interest expense consists of interest expense associated with our Term B Loans under our Senior Credit Facilities, our 5.875% Senior Notes Due 2029 (the "Notes"), our revolving credit borrowings under our Senior Credit Facilities, finance lease liabilities, amortization of deferred financing costs, amortization of original issue discount, and payments and receipts made in connection with our interest rate swap arrangement.
Recent and Future Events Affecting our Results of Operations
Merger Agreement
On January 16, 2024, we entered into the Merger Agreement with RBI, and BK Cheshire Corp, a Delaware corporation and subsidiary of RBI., providing for the merger of Merger Sub with and into the Company, with the Company continuing as the surviving corporation.
The Special Committee and the Board unanimously adopted resolutions recommending that the Board approve and adopt the Merger Agreement and the transactions contemplated thereby and agreeing to recommend that the Unaffiliated Company Stockholders (as defined in the Merger Agreement) adopt the Merger Agreement. Thereafter, the Board unanimously approved the Merger Agreement and agreed to recommend that the stockholders of the Company adopt the Merger Agreement.
At the Effective Time:
•each share of Carrols Common Stock outstanding immediately prior to the Effective Time (other than shares of Carrols Common Stock that are (A)(1) held by the Company and its Subsidiaries; (2) owned by RBI or Merger Sub; or (3) Owned Carrols Shares, or (B) issued and outstanding as of immediately prior to the Effective Time and held by stockholders of the Company who have neither voted in favor of the Merger nor consented thereto in writing and who have properly and validly exercised their statutory rights of appraisal in respect of such shares of Carrols Common Stock in accordance with Section 262 of the General Corporation Law of the State of Delaware) will be cancelled and extinguished and automatically converted into the right to receive cash in an amount equal to $9.55, without interest thereon;
•each Owned Carrols Share outstanding immediately prior to the Effective Time will remain issued and outstanding as a share of common stock of the surviving corporation; and
•each share of Company's Series D Preferred Stock outstanding as of immediately prior to the Effective Time will remain issued and outstanding as a share of Series D Preferred Stock of the surviving corporation, on the terms set forth in the Series D Certificate of Designation.

If the Merger is consummated, the Carrols Common Stock will be delisted from The NASDAQ Global Market and deregistered under the Exchange Act, as promptly as practicable following the Effective Time.
The Merger Agreement includes a 30-day “go shop” period that allowed the Company to affirmatively solicit alternative proposals from interested parties.
Consummation of the Merger is subject to certain conditions set forth in the Merger Agreement, including, but not limited to, the: (A) affirmative vote of the holders of (i) a majority of all of the outstanding shares of Company capital stock to adopt the Merger Agreement and (ii) a majority of all of the outstanding shares of Carrols Common Stock held by the Unaffiliated Company Stockholders to adopt the Merger Agreement; (B) expiration or termination of any waiting periods (and any extensions thereof) applicable to the consummation of the Merger under the HSR Act; (C) absence of any law or order in the United States restraining, enjoining or otherwise prohibiting the Merger; and (D) absence of a Company Material Adverse Effect (as defined in the Merger Agreement).
The Merger Agreement contains certain termination rights for the Company, on the one hand, and the Buyer Parties, on the other hand. Upon termination of the Merger Agreement under specified circumstances, the Company will be required to pay RBI a termination fee of $19,000,000 (or, if termination occurs in certain circumstances prior to the No-Shop Period Start Date (as defined in the Merger Agreement), $9,500,000). In addition to the foregoing termination rights, and subject to certain limitations, the Company or RBI may terminate the Merger Agreement if the Merger is not consummated by November 30, 2024.
Each of RBI, Merger Sub and the Company made customary representations and warranties in the Merger Agreement and agreed to customary covenants, including, among others, a covenant on the part of the Company regarding the operation of the business of the Company and its Subsidiaries prior to the consummation of the Merger. The Merger Agreement also provides that the Company, on the one hand, or the Buyer Parties, on the other hand, may specifically enforce the obligations under the Merger Agreement, including the obligation to consummate the Merger if the conditions set forth in the Merger Agreement are satisfied.
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
•In the second quarter of 2023, we entered into an agreement and related documentation with BKC in connection with their "Royal Reset" program that will provide us with approximately $12.2 million of restaurant technology equipment, conditioned upon us completing certain repairs, replacements and improvements to our restaurant assets at a cost of approximately $12.2 million by March 31, 2024. As of December 31, 2023, approximately $8.4 million in equipment has been received by us related to this arrangement and $13.1 million in qualified repairs, replacements and improvements have been completed by us. As of December 31, 2023, 66 restaurants have kiosks installed, which we expect will drive sales with higher average checks and enhance the guest experience.

•In the third quarter of 2023, we entered into an agreement with BKC to remodel 64 restaurants in total between 2023 and 2024 in connection with their "Reclaim the Flame" remodel incentive program. We expect approximately one-half of the projects we begin in 2024 to be in BKC's latest "Sizzle" restaurant image. The new “Sizzle” format includes enhancements to guest experience through digital improvements, updated drive-thru and pick-up, as well as signature design elements We completed the first ground-up "Sizzle" restaurant in the Burger King system in October 2023 in Marion, North Carolina.
BKC Kiosk Agreement
In December 2023, we entered into an agreement with BKC under which BKC has agreed to provide us with self-order kiosks conditioned upon us purchasing additional self-order kiosks for our restaurants beyond the restaurant technology investments as part of BKC's Royal Reset agreements. Among other things, under this agreement, if we provide written notice to BKC by March 31, 2024 to purchase kiosks worth $1.7 million, BKC will provide us with an additional $2.5 million of kiosks for use in our restaurants, for a total of $4.2 million of kiosks. These kiosks must be installed by September 30, 2024. We may also elect to further expand kiosk installation and if, by written notice to BKC no later than May 31, 2024, we agree to purchase up to an additional $2.5 million of kiosks, BKC will provide us with additional kiosks worth up to $3.7 million for use in our restaurants for a total additional amount of up to $6.2 million of kiosks. These additional kiosks must be installed by December 31, 2024.
Capital Expenditures
During 2023, we opened five new Burger King restaurants and remodeled five Burger King restaurants. In 2022, we opened six new Burger King restaurants and remodeled nine Burger King restaurants. We continue to review on an ongoing basis our future development and remodel plans in relation to our available capital resources, supply chain availability and our return on investment. In 2023, we entered into an agreement with BKC where we agreed to remodel 64 restaurants in total between 2023 and 2024, which will increase our levels of capital expenditures compared to 2022 and 2023.
Cash Dividends
Effective August 12, 2021, the Board declared a $0.41 per share special cash dividend on all issued and outstanding shares of common stock, including common stock issuable on the conversion of our Series B Convertible Preferred Stock. The special cash dividend of $24.9 million was paid on October 5, 2021 to stockholders of record as of the close of business on August 25, 2021.
Effective November 9, 2023, the Board declared a regular quarterly cash dividend of $0.02 per share on all issued and outstanding shares of our common stock, including common stock issuable on the conversion of our Series D Preferred Stock. The first quarterly cash dividend of $1.3 million was paid on December 15, 2023 to stockholders of record as of the close of business on November 21, 2023.
Effective February 22, 2024, the Board declared a regular quarterly cash dividend of $0.02 per share on all issued and outstanding shares of our common stock, including common stock issuable on the conversion of our Series D Preferred Stock, that will be paid on April 5, 2024 to stockholders of record as of the close of business on March 11, 2024.

Area Development and Remodeling Agreement
The Company, Carrols Corporation, Carrols LLC, and BKC entered into an Amended and Restated Area Development Agreement on January 4, 2021 (the "Amended ADA"). Under the Amended ADA, Carrols LLC has agreed to open, build and operate a total of 50 new Burger King restaurants, 80% of which must be in Kentucky, Tennessee and Indiana. This includes four Burger King restaurants by September 30, 2021 (which were completed in 2021), 10 additional Burger King restaurants by September 30, 2022 (of which six were completed in 2022), 12 additional Burger King restaurants by September 30, 2023 (of which three were completed in 2023), 12 additional Burger King restaurants by September 30, 2024 and 12 additional Burger King restaurants by September 30, 2025. There is a 90-day cure period to meet the required restaurant development each development year. We are in ongoing discussions with BKC regarding its development plans, and do not believe the penalties, if any, associated with not meeting these commitments will be material.
In addition, pursuant to the Amended ADA, BKC granted Carrols LLC franchise pre-approval to build new Burger King restaurants or acquire Burger King restaurants from Burger King franchisees with respect to 500 Burger King restaurants in the aggregate in (i) Kentucky, Tennessee and Indiana (excluding certain geographic areas in Indiana) and (ii) (a) 16 states, which include Arkansas, Indiana, Kentucky, Louisiana, Maine, Maryland, Michigan, Mississippi, North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina, Tennessee, Vermont and Virginia (subject to certain exceptions for certain limited geographic areas within certain states) and (b) any other geographic locations that Carrols LLC enters after the commencement date of the Amended ADA pursuant to BKC procedures subject to certain limitations. This pre-approval may be suspended as long as we are not in compliance with the development commitments described above.
Issuance of Notes and Amendments to our Senior Credit Facilities
Senior Credit Facilities. On April 30, 2019, we entered into senior secured credit facilities in an aggregate principal amount of $550.0 million, consisting of (i) a Term Loan B facility in an aggregate principal amount of $425.0 million (the "Term Loan B Facility") maturing on April 30, 2026 and (ii) a revolving credit facility (including a sub-facility of $35.0 million for standby letters of credit) in an aggregate principal amount of $125.0 million maturing on April 30, 2024 (the "Revolving Credit Facility" and, together with the Term Loan B Facility, the "Senior Credit Facilities"). As of December 31, 2023 the Senior Credit Facilities, as amended, provide for an aggregate maximum commitment available for borrowings under the Revolving Credit Facility of $215.0 million and the Revolving Credit Facility matures on January 29, 2026.
As of December 31, 2023, there were no revolving credit borrowings outstanding and $11.0 million of letters of credit issued under the Revolving Credit Facility. After reserving for issued letters of credit and outstanding revolving credit borrowings, $204.0 million was available for revolving credit borrowings under the Revolving Credit Facility at December 31, 2023.
During the fourth quarter of 2023, the Company made a voluntary prepayment of $30.0 million on the outstanding principal amount of its Term Loan B borrowings under its Senior Credit Facilities, which resulted in a loss of $0.3 million on debt extinguishment.
Senior Notes due 2029. On June 28, 2021, we issued $300.0 million principal amount of 5.875% Senior Notes due 2029 in a private placement. During the fourth quarter of 2023, we repurchased $9.9 million of our outstanding Notes in the open market, resulting in a gain on debt extinguishment of $1.1 million.

Interest Rate Swap Agreement
In March 2020 we entered into an interest rate swap agreement with certain of our lenders under the Senior Credit Facilities to mitigate the risk of increases in the variable interest rate related to term loan borrowings under the Senior Credit Facilities. The agreement matures on February 28, 2025. The interest rate swap originally fixed the interest rate on 50% of outstanding borrowings under the Senior Credit Facility at 0.915% plus the applicable margin in our Senior Credit Facilities with the difference settled monthly. The original notional amount of $220.0 million was reduced to $120.0 million in 2021 and the fixed rate was changed in 2022 from 0.915% plus the applicable margin to 0.854% plus the applicable margin in connection with the transition from LIBOR to SOFR as the benchmark rate on our Senior Credit Facilities.
We received $5.0 million and net $1.0 million to settle the interest rate swap during the year ended December 31, 2023, and January 1, 2023, respectively. We expect to recognize net gains totaling $4.9 million related to the interest rate swap agreement during the next twelve months.
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
As of December 31, 2023, $11.0 million was available to repurchase shares under the Repurchase Program. We have no obligation to repurchase additional shares of stock under the Repurchase Program, and the timing, actual number and value of shares purchased will depend on our stock price, trading volume, general market and economic conditions and other factors.
Restaurant Closures
We evaluate the performance of our restaurants on an ongoing basis including an assessment of the current and future operating results of each restaurant in relation to its cash flow and future occupancy costs and, with regard to franchise agreement renewals, the cost of required capital improvements. We may elect to close restaurants based on these evaluations.
In 2023, we permanently closed five Burger King restaurants, including one restaurant relocated within its trade area, and five Popeyes restaurants. We currently anticipate less than five restaurant closures in 2024, excluding any restaurants being relocated within their trade area.
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

Effect of Minimum Wage Increases
We are subject to minimum wage requirements in the states and municipalities we operate in, and periodically these municipalities have and may continue to increase these minimum wage rates. Notably, for our restaurant portfolio as of December 31, 2023:
•124 restaurants in New York will have minimum wage rates increase to $15.50 per hour as of January 1, 2025 and $16.00 per hour as of January 1, 2026;
•115 restaurants in Ohio had minimum wage rates increase to $10.45 per hour as of January 1, 2024;
•67 restaurants in Virginia will have minimum wage rates increase to $13.50 per hour as of January 1, 2025 and $15.00 per hour as of January 1, 2026;
•56 restaurants in Michigan had minimum wage rates increase to $10.33 per hour as of January 1, 2024 and will further increase to $10.56 per hour as of January 1, 2025, $10.86 per hour as of January 1, 2026 and $11.04 per hour as of January 1, 2027;
•16 restaurants in Illinois had minimum wage rates increase to $14.00 per hour as of January 1, 2024 and will increase to $15.00 per hour on January 1, 2025;
•in Maryland, 15 restaurants had minimum wage rates increase to $15.00 per hour as of January 1, 2024, 11 restaurants had minimum wage rates increase to $16.60 per hour as of January 1, 2024, and three restaurants will increase to $16.70 per hour on July 1, 2024;
•and ten restaurants in New Jersey had minimum wage rates increase to $15.13 per hour as of January 1, 2024.
In many instances, we are already paying higher wage rate than the existing statutory minimum wage rates. Overall, we expect the impact from increases in hourly labor rates at our restaurants to be an increase of 3.2% for 2024, inclusive of normal merit increases as well as the impact from the statutory minimum wage rate increases described herein.
New York State has a Youth Jobs Program tax credit extending through 2027 from which we have received tax credits annually. We expect to receive approximately $0.7 million from New York State related to these credits for 2023 and 2024.
We typically attempt to offset the effects of wage inflation, at least in part, through periodic menu price increases. However, no assurance can be given that we will be able to offset these wage increases in the future.

Results of Operations
Fiscal 2023 compared to Fiscal 2022
The following table highlights the key components of sales and the number of restaurants in operation for the years ended December 31, 2023 and January 1, 2023:

	Year ended
	December 31, 2023	January 1, 2023
Restaurant Sales	$1,876,504	$1,730,440
Burger King	1,782,336	1,642,725
Popeyes	94,168	87,715

Change in Comparable Restaurant Sales (a)	9.3%	4.0%
Change in Comparable Burger King Restaurant Sales (a)	9.3%	3.9%
Change in Comparable Popeyes Restaurant Sales (a)	10.1%	4.9%

Burger King Restaurants operating at beginning of year:	1,022	1,026
New restaurants opened, including relocations (b)	5	6
Restaurants acquired	—	—
Restaurants closed, including relocations (b)	(5)	(10)
Burger King Restaurants operating at end of year	1,022	1,022
Average number of operating Burger King restaurants	1,013.7	1,023.4

Popeyes Restaurants operating at beginning of year:	65	65
Restaurants closed, including relocations (b)	(5)	—
Popeyes Restaurants operating at end of year	60	65
Average numbers of operating Popeyes restaurants	61.7	64.8
(a) Restaurants we acquire are included in comparable restaurant sales after they have been operated by us for 12 months. Sales from restaurants that we develop are included in comparable restaurant sales after they have been open for 15 months. The calculation of changes in comparable restaurant sales is based on a comparison to the comparable 52-weeks prior.
(b) For the year ended December 31, 2023, one restaurant closure was relocated within its existing market. There were no restaurant relocations during 2022.
Restaurant Sales. Total restaurant sales in 2023 increased 8.4% to $1.9 billion from $1.7 billion in 2022. Comparable restaurant sales increased 9.3% in 2023, which reflected an increase in average check of 9.3%. The change in average check included a 7.5% effective price increase compared to 2022 for our Burger King restaurants and 12.1% for our Popeyes restaurants. Promotional sales discounts in 2023 were 11.2% of restaurant sales compared to 15.8% in 2022. Hours of operation at our restaurants increased 3.6% in 2023 compared to 2022. Restaurant sales were also impacted by the five new Burger King restaurants opened since the end of 2022, the five Burger King restaurants and five Popeyes restaurants closed since the end of 2022, and temporary closures for restaurant being remodeled.

Operating Costs and Expenses (percentages stated as a percentage of total restaurant sales unless otherwise noted). The following table sets forth selected operating results for the years ended December 31, 2023 and January 1, 2023:

	Year Ended
	December 31, 2023	January 1, 2023
Costs and expenses (all restaurants):
Food, beverage and packaging costs	27.8%	30.9%
Restaurant wages and related expenses	32.4%	33.8%
Restaurant rent expense	6.9%	7.3%
Other restaurant operating expenses	15.6%	15.9%
Advertising expense	4.1%	4.0%
General and administrative expenses	5.6%	5.1%
Food, beverage and packaging costs decreased as a percentage of restaurant sales to 27.8% in 2023 from 30.9% in 2022. This decrease reflects the impact of menu price increases taken at our Burger King restaurants since the beginning of 2023 (2.1%) and lower promotional discounting in 2023 at our Burger King restaurants (1.3%), which were partially offset by increased commodity pricing at our Burger King restaurants (0.4%) and increased commodity pricing at our Popeyes restaurants (0.1%). A new vendor agreement in 2023 also reduced our food, beverage and packaging costs in 2023 by $4.5 million.
Restaurant wages and related expenses decreased to 32.4% of restaurant sales in 2023 from 33.8% in 2022. The hourly labor rate, inclusive of minimum wage increases, increased 4.2% in 2023 from 2022, compared to an increase of 9.1% in 2022 from 2021. The increase in 2023 was mostly offset by a decrease in restaurant team member hours of 2.4% in 2023 from 2022, which includes the impact from a lower restaurant count in 2023.
Restaurant rent expense decreased to 6.9% in 2023 from 7.3% in 2022 due to the impact of higher sales volumes on our rental costs, which are approximately 80% fixed.
Other restaurant operating expenses decreased as a percentage of restaurant sales to 15.6% in 2023 from 15.9% of restaurant sales in 2022 primarily due to lower general liability insurance costs (0.2%), lower property insurance costs (0.1%) and the impact of higher sales volumes on primarily fixed other operating expenses. These decreases were partially offset by an increase in repairs and maintenance (0.2%).
Advertising expense was 4.1% in 2023 and 4.0% in 2022 due to increased spending on local advertising.
Adjusted Restaurant-Level EBITDA. As a result of the factors above, Adjusted Restaurant-Level EBITDA increased $106.3 million, or 75.0%, to $248.2 million in 2023 compared to $141.9 million in 2022, and, as a percentage of total restaurant sales, increased to 13.2% in 2023 from 8.2% in 2022. For a reconciliation between Adjusted Restaurant-Level EBITDA and income (loss) from operations see page 50.
General and Administrative Expenses. General and administrative expenses increased to $105.9 million in 2023 from $88.1 million in 2022, and increased to 5.6% as a percentage of total restaurant sales from 5.1% in 2022. The $17.9 million increase in total general and administrative expenses in 2023 was primarily due to higher incentive compensation accruals of $13.5 million, higher salaries and benefits of $2.0 million, higher professional fees of $0.6 million, higher abandoned development costs of $0.6 million, and higher stock compensation expense of $0.6 million.
Adjusted EBITDA. As a result of the factors above, Adjusted EBITDA increased $86.8 million to $149.3 million in 2023 from $62.5 million in 2022. Adjusted EBITDA as a percentage of restaurant sales was 8.0% and 3.6% in 2023 and 2022, respectively. For a reconciliation between net income (loss) and EBITDA and Adjusted EBITDA see page 50.
Depreciation and Amortization. Depreciation and amortization expense decreased to $74.2 million in 2023 from $78.1 million in 2022.

Impairment and Other Lease Charges. Impairment and other lease charges were $7.6 million in 2023 consisting of initial impairment charges for three underperforming restaurants of $0.7 million, capital expenditures at previously impaired restaurants of $1.0 million, and other lease charges of $5.9 million, which included $5.7 million related to eight restaurants closed during the year.
We recorded impairment and other lease charges of $21.9 million in 2022 consisting of $16.7 million in goodwill impairment charges, $0.2 million in franchise rights impairment charges, $2.1 million related to initial impairment charges for 15 underperforming restaurants, $0.7 million of capital expenditures at previously impaired restaurants, and other lease charges of $2.1 million primarily related to eight restaurants closed during 2022 of $1.7 million. The non-cash goodwill impairment charge in 2022 represented a full write-down of the goodwill for our Popeyes reporting unit.
Other Income, net. Other income, net, was $6.1 million in 2023 and primarily included a gain from a settlement with BKC under the territorial rights provision of our franchise agreement of $4.3 million, net gains from insurance recoveries of $1.7 million and a loss on disposal of assets of $1.4 million. Other income, net, was $0.9 million in 2022 and included a $2.5 million gain from a settlement with a vendor, a loss on disposal of assets of $1.2 million and a loss on sale leaseback transaction of $0.4 million.
Interest Expense. Interest expense decreased to $29.1 million in 2023 from $30.8 million in 2022. This decrease was primarily driven by the absence of interest on revolving credit borrowings outstanding in 2023, the reduction in $30.0 million of outstanding principal of our Term Loan B borrowings under our Senior Credit Facilities as a result of a voluntary prepayment in 2023 and the repurchase of $9.9 million of Notes in the open market in 2023, as well as interest income earned on cash balances. This decrease was offset in part by higher interest rates on the variable borrowings under our Senior Credit Facilities, as the weighted average interest rate on borrowings under our long-term debt increased to 5.7% in 2023 from 5.3% in 2022. Variable rate increases on our Senior Credit Facilities have and will be offset by our interest rate swap which, until its expiration in February 2025, fixes the interest rate on $120.0 million of debt outstanding under our Senior Credit Facilities at 0.854% plus the applicable margin. At the end of 2023, after consideration of our interest rate swap, more than 90% of our long-term debt (including current portion) was at a fixed rate.
Gain on Extinguishment of Debt. We recognized a net gain on extinguishment of debt of $0.9 million in 2023 in connection with the voluntary prepayment of $30.0 million of the outstanding principal amount of our Term Loan B borrowings under our Senior Credit Facilities and the repurchase of $9.9 million of our outstanding Notes in the open market. The net gain included the proportional write-off of unamortized debt issuance costs and unamortized original issuance discount.
Provision (benefit) for Income Taxes. The provision for income taxes during 2023 of $4.5 million was derived using an estimated effective annual income tax rate for all of 2023 of 16.5%, which excludes other discrete tax adjustments. The difference compared to the statutory rate for 2023 is attributable to various permanent non-deductible expenses and non-refundable business credits which are not directly related to the amount of pre-tax income recorded in the period as well as the impact of changes to our valuation allowance on our deferred income tax assets, which was a decrease of $2.1 million in 2023. There was $0.5 million in discrete tax expense during 2023.
In 2022, we recorded an income tax benefit of $0.8 million, which was derived using an estimated effective annual income tax rate for all of 2022 of 29.4%, which excludes other discrete tax adjustments. The difference compared to the statutory rate for 2022 is attributable to various permanent non-deductible expenses and non-refundable business credits which are not directly related to the amount of pre-tax loss recorded in the period as well as the impact of changes to our valuation allowance on our deferred income tax assets, which was an increase of $21.1 million in 2022. There was $0.5 million in discrete tax benefits during 2022.
Net Income (Loss). As a result of the above, our net income was $33.8 million in 2023, or $0.53 per diluted share, compared to net loss of $75.6 million in 2022, or $1.49 per diluted share.

Reconciliations of net income (loss) to EBITDA, Adjusted EBITDA and Adjusted Net Income (Loss) and income (loss) from operations to Adjusted Restaurant-Level EBITDA for the years ended December 31, 2023 and January 1, 2023 are as follows (in thousands):

	Year Ended
	December 31, 2023	January 1, 2023
Reconciliation of EBITDA and Adjusted EBITDA:
Net income (loss)	$33,796	$(75,572)
Provision (benefit) for income taxes	4,473	(789)
Interest expense	29,112	30,841
Depreciation and amortization	74,161	78,068
EBITDA	141,542	32,548
Impairment and other lease charges	7,609	21,877
Pre-opening costs (1)	48	292
Executive transition, litigation and other professional expenses (2)	1,464	3,777
Other income, net (3)(4)	(6,058)	(926)
Stock compensation expense	5,551	4,902
Gain on extinguishment of debt	(875)	—
Adjusted EBITDA	$149,281	$62,470

	Year Ended
	December 31, 2023	January 1, 2023
Reconciliation of Adjusted Restaurant-Level EBITDA:
Income (loss) from operations	$66,506	$(45,520)
Add:
General and administrative expenses	105,930	88,072
Pre-opening costs (1)	48	292
Depreciation and amortization	74,161	78,068
Impairment and other lease charges	7,609	21,877
Other income, net (3)(4)	(6,058)	(926)
Adjusted Restaurant-Level EBITDA	$248,196	$141,863

	Year Ended
	December 31, 2023	January 1, 2023
Reconciliation of Adjusted net income (loss):
Net income (loss)	$33,796	$(75,572)
Add:
Impairment and other lease charges	7,609	21,877
Pre-opening costs (1)	48	292
Executive transition, litigation and other professional expenses (2)	1,464	3,777
Other income, net (3)(4)	(6,058)	(926)
Gain on extinguishment of debt	(875)	—
Income tax effect on above adjustments (5)	(547)	(6,256)
Valuation allowance for deferred taxes (6)	(2,111)	21,065
Adjusted Net Income (Loss)	$33,326	$(35,743)
Adjusted diluted net income (loss) per share (7)	$0.53	$(0.70)
Adjusted diluted weighted average common shares outstanding	62,413	50,718

(1)Pre-opening costs for the twelve months ended December 31, 2023 and January 1, 2023 include training, labor and occupancy costs incurred during the construction of new restaurants.
(2)Executive transition, litigation and other professional expenses for the twelve months ended December 31, 2023 include executive recruiting, severance and transition costs and other non-recurring professional expenses. Executive transition, litigation and other professional expenses for the twelve months ended January 1, 2023 include executive recruiting and severance costs, costs pertaining to an ongoing lawsuit with one of the Company's former vendors and other non-recurring professional expenses.
(3)Other income, net for the twelve months ended December 31, 2023 primarily included a gain from a settlement with BKC under the territorial rights provision of our franchise agreement of $4.3 million, net gains from insurance recoveries of $1.7 million and a loss on disposal of assets of $1.4 million.
(4)Other income, net for the twelve months ended January 1, 2023 included a loss on sale-leaseback transactions of $0.4 million, a loss on disposal of assets of $1.2 million and a gain from a settlement with a vendor of $2.5 million.
(5)The income tax effect related to the adjustments to Adjusted Net Income (Loss) during the periods presented was calculated using an incremental income tax rate of 25.0% for the twelve months ended December 31, 2023 and January 1, 2023.
(6)Reflects the change in the valuation allowance on all our net deferred taxes for the years ended December 31, 2023 and January 1, 2023.
(7)Adjusted diluted net income (loss) per share is calculated based on Adjusted Net Income (Loss) and the diluted weighted average common shares outstanding for the respective periods, where applicable.

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
•restaurant operations are primarily conducted on a cash basis (including credit card payments);
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
Operating activities. Net cash provided from operating activities for the years ended December 31, 2023 and January 1, 2023 was $139.1 million and $20.8 million, respectively. Net cash provided by operating activities in 2023 increased by $118.3 million compared to 2022, which was due primarily to an increase of Adjusted EBITDA of $86.8 million and a increase in cash provided by working capital components of $26.1 million. Working capital changes in 2023 included the repayment of $10.8 million of employer payroll taxes deferred in 2020 under the CARES Act, which was fully repaid, as well as increased bonus accruals in 2023.
Net cash provided from operating activities in 2022 decreased by $50.1 million compared to 2021 due primarily to a decrease in Adjusted EBITDA of $19.1 million and a decrease in cash provided by working capital components of $27.6 million. Working capital changes in 2022 included the repayment of $10.8 million of employer payroll taxes deferred in 2020 under the CARES Act as well as semi-annual interest payments on our Notes which commenced in 2022.
Investing activities. Net cash used for investing activities for the years ended December 31, 2023 and January 1, 2023 was $53.0 million and $37.2 million, respectively.
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

The following table sets forth our capital expenditures for the periods presented (dollar amounts in thousands):

	Year Ended
	December 31, 2023	January 1, 2023
New restaurant development	$9,733	$8,881
Restaurant remodeling	16,251	9,139
Other restaurant capital expenditures	21,971	16,639
Corporate and restaurant information systems	6,608	3,560
Total capital expenditures	$54,563	$38,219
Number of new restaurant openings, including relocations	5	6
In 2023 and 2022, investing activities also included proceeds from sale-leaseback transactions of $5.2 million and $4.1 million, respectively, and proceeds from insurance recoveries of $2.4 million and $0.1 million, respectively.
In 2023 and 2022, investing activities also included the purchase of certain operating properties to be sold in sale-leaseback transactions of $5.9 million and $4.0 million, respectively.
Financing activities. Net cash used for financing activities in 2023 was $60.1 million and included repayment of $12.5 million of net revolving credit borrowings under our Senior Credit Facilities, principal payments of $34.3 million of outstanding term B loans under our Senior Credit Facilities, a repurchase in the open market of our Notes of $8.7 million, principal payments on finance leases of $3.1 million, and a cash dividend paid of $1.3 million.
Net cash provided by financing activities in 2022 was $5.7 million and included $12.5 million net revolving credit borrowings under our Senior Credit Facilities, principal payments of $4.3 million of outstanding term B loans under our Senior Credit Facilities and principal payments on finance leases of $2.6 million.
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

As of December 31, 2023, there were no revolving credit borrowings outstanding and $11.0 million of letters of credit issued under the Revolving Credit Facility. After reserving for issued letters of credit and outstanding revolving credit borrowings, $204.0 million was available for revolving credit borrowings at December 31, 2023 under the Revolving Credit Facility.
As there were no borrowings under the Revolving Credit Facility (and only $11.0 million of letters of credit) at December 31, 2023, we did not exceed 35% of our aggregate borrowing capacity, therefore no First Lien Leverage Ratio calculation was required. However, if the Company had been subject to the First Lien Leverage Ratio, the Company's First Lien Leverage Ratio was 0.65x to 1.00 as of December 31, 2023, which was below the required First Lien Leverage Ratio of 5.75x to 1.00. As a result, we do not expect to have to reduce our term loan borrowings mandatorily with Excess Cash Flow (as defined in the Senior Credit Facilities). We were in compliance with the financial covenants under our Senior Credit Facilities at December 31, 2023.
At December 31, 2023, borrowings under the Revolving Credit Facility and Term Loan B Facility each bore interest as follows at a rate per annum equal to (a) the Alternate Base Rate (as defined in the Senior Credit Facilities) plus 2.25% or (b) Adjusted Term SOFR (as defined in the Senior Credit Facilities) plus 3.25% (subject to the interest rate swap as described below)..
The weighted average interest rate for borrowings on long-term debt balances was 5.7% and 5.3% the years ended December 31, 2023 and January 1, 2023, respectively.
The Term Loan B borrowings are due and payable in quarterly installments, which began on September 30, 2019. Amounts outstanding at December 31, 2023 are due and payable as follows:
(i) nine quarterly installments of $1.1 million;
(ii) one final payment of $123.8 million on April 30, 2026.
Interest Rate Swap. In March 2020, we entered into an interest rate swap agreement with certain of our lenders under the Senior Credit Facilities to mitigate the risk of increases in the variable interest rate related to term loan borrowings under the Senior Credit Facilities. The agreement matures on February 28, 2025. The interest rate swap originally fixed the interest rate on 50% of outstanding borrowings under the Senior Credit Facilities at 0.915% plus the applicable margin in its Senior Credit Facilities with the differences settled monthly. The original notional amount of $220.0 million was reduced to $120.0 million in 2021 and the fixed rate of interest was changed in 2022 from 0.915% plus the applicable margin to 0.854% plus the applicable margin in connection with the transition from LIBOR to SOFR as the benchmark rate on our Senior Credit Facilities.
We received payments of $5.0 million during the twelve months ended December 31, 2023 and received, net, $1.0 million to settle the interest rate swap during the twelve months ended January 1, 2023.
The fair value of our interest rate swap agreement was an asset of $5.1 million as of December 31, 2023, which is included in other assets in the accompanying consolidated balance sheets. Changes in the fair value of the cash flow hedges included in the assessment of hedge effectiveness are recognized in accumulated other comprehensive income (loss). The amounts recorded in other comprehensive income (loss) will subsequently be reclassified to earnings as an increase or decrease to interest expense as realized through receipts or payments. We expect to reclassify net gains totaling $4.9 million into earnings in the next twelve months.

Contractual Obligations
The following table summarizes our contractual obligations and commitments as of December 31, 2023 (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Long-term debt obligations, including interest (1)	$529,107	$24,078	$172,329	$34,086	$298,614
Finance lease obligations, including interest (2)	10,820	3,460	6,587	773	—
Operating lease obligations (3)	1,235,680	104,289	204,008	194,842	732,541
Total contractual obligations	$1,775,607	$131,827	$382,924	$229,701	$1,031,155

(1)Our long-term debt at December 31, 2023 included $133.4 million of term B loans under our Senior Credit Facilities and $290.1 million of Notes. Total interest payments on our Notes of $93.7 million for all years presented are included at the coupon rate of 5.875% per annum. Interest on our term B loans under our Senior Credit Facilities of $11.9 million for all years presented, which represents a rate of 8.71% per annum and 4.1% for the $120 million subject to our interest rate swap.
(2)Includes total interest of $1.1 million for all years presented.
(3)Includes total interest of $428.1 million for all years presented.
We have not included obligations under our postretirement medical benefit plans in the contractual obligations table as our postretirement plan is not required to be funded in advance, but is funded as retiree medical claims are paid. Also excluded from the contractual obligations table are payments we may make for workers' compensation, general liability and employee healthcare claims for which we pay all claims, subject to annual stop-loss limitations both for individual claims and claims in the aggregate. The majority of our recorded liabilities related to self-insured employee health and insurance plans represent estimated reserves for incurred claims that have yet to be filed or settled. The total of these liabilities was $11.4 million at December 31, 2023.
Future new restaurant development and restaurant remodeling obligations to BKC and PLK have also been excluded from the table above as well as contractual obligations related to royalties and advertising payable to BKC and PLK.
Long-Term Debt Obligations. Refer to Note 9 of our consolidated financial statements for details of our long-term debt.
Lease Guarantees. Fiesta Restaurant Group, Inc. ("Fiesta"), our former wholly-owned subsidiary, was spun-off in 2012 to our stockholders. As of December 31, 2023, we are a guarantor under 17 Fiesta restaurant property leases from the time when Fiesta was its subsidiary, which have lease terms expiring on various dates through 2030. As of December 31, 2023, the guarantees include eight Fiesta restaurant property leases and nine Taco Cabana leases of which all but one Fiesta-owned restaurant is still operating. Eight of these guarantees are for leases with Pollo Operations, Inc., a wholly owned subsidiary of Fiesta, and nine of these guarantees are for leases with Texas Taco Cabana, L.P., an indirect subsidiary of Taco Cabana, Inc. (together with all direct and indirect subsidiaries, "Taco"). Taco was a wholly owned subsidiary of Fiesta until August 16, 2021 when Fiesta sold all of its outstanding capital stock of Taco Cabana, Inc. to YTC Enterprises, LLC, an affiliate of Yadav Enterprises, Inc. We are fully liable for all obligations under the terms of the leases in the event that a tenant fails to pay any sums due under the lease, subject to indemnification provisions of the Separation and Distribution Agreement entered into in connection with the spin-off of Fiesta. In October of 2023, Fiesta was acquired by affiliates of Garnett Station Partners ("GSP"). Matthew Perelman and Alexander Sloane, each a member of our Board of Directors, are affiliates of GSP and affiliates of Cambridge Holdings which owns approximately 19.5% of the outstanding shares of our common stock.

The maximum potential amount of future undiscounted rental payments we could be required to make under these leases at December 31, 2023 was $8.3 million, of which $5.1 million pertains to Fiesta restaurant property leases and $3.2 million pertains to Taco restaurant property leases. The obligations under these leases will generally continue to decrease over time as these operating leases expire, other than execution of option renewals that exist under the original lease. No payments have been made to date and none are expected to be required to be made in the future. We have not recorded a liability for those guarantees in accordance with ASC 460 - Guarantees, as Fiesta has indemnified us for all such obligations and we did not believe it was probable we would be required to perform under any of the guarantees or direct obligations.
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
Insurance Liabilities. The amount of liability we record for claims related to insurance requires us to make judgments about the amount of expenses that will ultimately be incurred. We are insured for certain losses related to workers' compensation, general liability and medical insurance claims under policies where we pay all claims, subject to annual stop-loss insurance limitations both for individual claims and claims in the aggregate. We record insurance liabilities based on historical trends, which are continually monitored, and adjust accruals as warranted by changing circumstances. Since there are estimates and assumptions inherent in recording these insurance liabilities, including the ability to estimate the future development of incurred claims based on historical claims experience and loss reserves, current claim data, and the severity of the claims, differences between actual future events and prior estimates and assumptions could result in adjustments to these liabilities. As of December 31, 2023, we had $11.4 million accrued for these insurance claims.
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
We determined a sustained decline in our stock price due to the impact of sustained increases in input costs on our operating margins during the second quarter of 2022 resulted in an implied equity premium that was outside of an observable range and was a sufficient indicator to trigger an interim goodwill impairment analysis as of April 30, 2022. Based on the results of our goodwill impairment analysis, the fair value of the PLK reporting unit was less than the carrying value and a full write-down of the PLK goodwill was required. See Note 5 in our consolidated financial statements in this report for more information.

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
Impairment of Long-lived Assets and Other Lease Charges. We assess the potential impairment of long-lived assets, principally property and equipment and lease related balances, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment indicators at the restaurant level include low operating cash flows, declining sales, if the ratio of trailing twelve months cash flows extended over the remaining lease term does not exceed the net book value of the asset group and consideration of the impact of a decline in our market value. We determine if the asset is recoverable by comparing the carrying amount of the asset to the future undiscounted cash flows expected to be generated by our restaurants. If assets are determined to not be recoverable, the impairment charge is measured by calculating the amount by which the asset's carrying amount exceeds its fair value. In determining future cash flows, significant estimates are made by us with respect to future operating results of each restaurant over its remaining lease term, including sales trends, labor rates, commodity costs and other operating cost assumptions which can be impacted by changes in the business or economic conditions. Our fair value estimates are also subject to a high degree of judgment, including our ability to sell the related assets and changing market conditions. Should actual cash flows and our future estimates vary from those estimates used, we may be required to record impairment charges for these assets in the future.
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
Valuation of Deferred Income Tax Assets. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to the years in which those differences are expected to be recovered or settled. Deferred tax assets are recognized to the extent we believe these assets will more likely than not be realized. In evaluating the realizability of our net deferred tax assets, we perform an assessment of positive and negative evidence, as required by ASC 740. ASC 740 prescribes that objective historical evidence, in particular our three-year cumulative loss position at December 31, 2023, be given a greater weight than subjective evidence, including our forecast of future taxable income, which include assumptions that cannot be objectively verified. In determining the likelihood of future realization of the deferred income tax assets as of December 31, 2023 and January 1, 2023 we considered both positive and negative evidence and weighted the effect of such evidence based upon its objectivity. Based on the required weight of evidence under ASC 740, as of December 31, 2023 we determined that a valuation allowance was needed for certain income tax credits in the amount of $42.7 million as they may expire prior to their utilization. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as projections for growth. We will continue to monitor and evaluate the positive and negative evidence considered in arriving at the above conclusion, in order to assess whether such conclusion remains appropriate in future periods.

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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are exposed to market risk associated with fluctuations in interest rates, primarily limited to borrowings under our Senior Credit Facilities in excess of the amounts covered by our interest rate swap. At December 31, 2023, there were outstanding borrowings of $133.4 million under our Senior Credit Facilities of which $120 million was fixed according to the terms of our interest rate swap. A 1% change in interest rates would have resulted in a $0.5 million change to interest expense for the year ended December 31, 2023 and a $0.7 million change to interest expense for the year ended January 1, 2023.
At December 31, 2023, borrowings under the Revolving Credit Facility and Term Loan B Facility each bore interest at a rate per annum equal to (a) the Alternate Base Rate (as defined in the Senior Credit Facilities) plus 2.25% or (b) Adjusted Term SOFR (as defined in the Senior Credit Facilities) plus 3.25%.
(ii) Term Loan B Facility borrowings: at a rate per annum equal to (a) the Alternate Base Rate (as defined in the Senior Credit Facilities) plus 2.25% or (b) Adjusted Term SOFR (as defined in the Senior Credit Facilities) plus 3.25% (subject to the interest rate swap as described below).
As of December 31, 2023, there were no revolving credit borrowings outstanding and $11.0 million of letters of credit issued under the Revolving Credit Facility. After reserving for issued letters of credit and outstanding revolving credit borrowings, $204.0 million was available for revolving credit borrowings under the Revolving Credit Facility at December 31, 2023.
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
Evaluation of Disclosure Controls and Procedures. We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2023.
Changes in Internal Control over Financial Reporting. No changes occurred in our internal control over financial reporting during the fourth quarter of 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2023 based on the criteria set forth in a report entitled Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, we have concluded that, as of December 31, 2023, our internal control over financial reporting was effective based on those criteria.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Carrols Restaurant Group, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Carrols Restaurant Group, Inc. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and consolidated financial statement schedule listed in the Index at Item 15(a)2 (“consolidated financial statements”) as of and for the year ended December 31, 2023 of the Company and our report dated March 8, 2024 expressed an unqualified opinion on those consolidated financial statements.

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
March 8, 2024

ITEM 9B. OTHER INFORMATION
None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Principal Occupation, Business Experience, Qualifications and Directorships of Other Members of the Board of Directors
Our Board of Directors is divided into three classes of directors, with the classes as nearly equal in number as possible, each serving staggered three-year terms, except for the two Class D directors described below who each serve a one-year term. The terms of office for our three classes of directors are as follows:
•Class III directors – The term of this class will expire at the annual meeting of stockholders to be held in 2024 and when their successors are duly elected and qualified;
•Class I directors – The term of this class will expire at the annual meeting of stockholders to be held in 2025 and when their successors are duly elected and qualified; and
•Class II directors – The term of this class will expire at the annual meeting of stockholders to be held in 2026 and when their successors are duly elected and qualified.
Our Class I directors are Matthew Perelman and John D. Smith; our Class II directors are Hannah S. Craven, Lawrence E. Hyatt and Alexander Sloane; and our Class III directors are David S. Harris and Deborah M. Derby. Additionally, Matthew Dunnigan, the Chief Financial Officer of RBI, the indirect parent company of BKC, and Thomas B. Curtis, President BKC, Americas, serve as the two Class D directors. As further described under “Certain Relationships and Related Transactions—Series D Preferred Stock”, the terms of our Series D Preferred Stock provide that the BKC Stockholders are entitled to elect two Class D directors at each annual meeting of stockholders, subject to certain conditions. Each Class D director, in his capacity as a member of our Board of Directors, is afforded the same rights and privileges as the other members of our Board of Directors, including, without limitation, rights to indemnification, insurance, notice, information and the reimbursement of expenses.
As further described under “Certain Relationships and Related Transactions—Cambridge Registration Rights and Stockholders’ Agreement, Matthew Perelman was appointed by our Board of Directors as a Class I Director and Alexander Sloane was appointed by our Board of Directors as a Class II Director effective April 30, 2019 pursuant to a Registration Rights and Stockholders’ Agreement dated as of April 30, 2019 (the “Cambridge Registration Rights and Stockholders’ Agreement”) entered into with Cambridge Holdings. Each Cambridge Investor Director (as defined below), in his capacity as a member of our Board of Directors, is afforded the same rights and privileges as the other members of our Board of Directors, including, without limitation, rights to indemnification, insurance, notice, information and the reimbursement of expenses.
The Company has entered into the Merger Agreement to be acquired by RBI. If the Merger is completed, the Company will have no public stockholders and there will be no public participation in any future meetings of the Company's stockholders. However, if the Merger is not completed, the Company's stockholders will continue to be entitled to attend and participate in stockholder meetings. The Company will hold an annual meeting of stockholders in 2024 only if the Merger has not already been completed and the Company remains a public company.
The following table sets forth information with respect to each of the members of our Board of Directors, including the class of such director and the year in which each such director’s term will expire:

Name	Age	Year Became a Director	Year Term Expires and Class
David S. Harris	64	2012	2024 Class III
Deborah M. Derby	60	2018	2024 Class III
Matthew Perelman	37	2019	2025 Class I
John D. Smith	59	2022	2025 Class I
Hannah S. Craven	58	2015	2026 Class II
Lawrence E. Hyatt	69	2017	2026 Class II
Alexander Sloane	36	2019	2026 Class II
Matthew Dunnigan	40	2018	2024 Class D
Thomas B. Curtis	60	2021	2024 Class D

Directors
Hannah S. Craven has served as a director since March 27, 2015. Ms. Craven is a co-founder and partner of Stone-Goff Partners LLC ("Stone-Goff"), a private equity firm that focuses on investments in business services companies. Prior to co-founding Stone-Goff and its predecessor firm in 2006, Ms. Craven was a Managing Director and General Partner of Sandler Capital Management from 1993 until 2006, a private equity firm where she served as a key investment professional in five sequential private equity partnerships and was a partner of its long/short hedge fund. Ms. Craven has over 20 years of experience investing in private equity transactions and serves on the boards of directors of several private portfolio companies of Stone-Goff.
Ms. Craven brings to the Board significant strategic, financial and operational insight with respect to consumer and services companies gained in connection with her service on the boards of a number of her current and prior firms' portfolio companies, as well as valuable experience in corporate governance, executive recruiting and development, and capital allocation.
Thomas B. Curtis has served as a Class D director since December 20, 2022 and as a Class B director from July 13, 2021 until December 20, 2022. Since August 2021, Mr. Curtis has served as the President of BKC, Americas. From May 2021 to August 2021, Mr. Curtis served as the Chief Operating Officer of BKC, Americas, where he was responsible for overseeing field operations, restaurant development and restaurant operations. Prior to joining BKC, Mr. Curtis spent 35-years at Domino’s Pizza, Inc., where he most recently served as Executive Vice President, U.S. Operations and Global Operations Support, overseeing both franchise and company-owned operations from March 2020 to April 2021. Prior to that, he served as Executive Vice President, Corporate Operations from July 2018 to March 2020, and as Vice President of Franchise Relations and Operations Innovation from March 2017 to July 2018. Mr. Curtis joined Domino’s in 2006, after being a Domino’s franchisee since 1987.
Mr. Curtis brings to the Board significant knowledge and experience with respect to restaurant companies gained in connection with his employment as an executive officer of BKC and Domino’s.
Deborah M. Derby has served as President and Chief Executive Officer since May 2023, and has also served as a director of the Company since June 7, 2018. Ms. Derby most recently served as the Chief Administrative Officer of The Children’s Place, a children’s specialty apparel retailer, from July to December 2021. From April 2016 until June 2020, Ms. Derby was the President of Horizon Group USA, Inc., a privately held wholesaler of craft components and activity kits. Prior to being named President, and after stepping down in June 2020, Ms. Derby served as a consultant to Horizon Group USA from November 2015 to March 2016 and from July to September 2020, respectively. Prior to that, Ms. Derby had an almost 15-year career at Toys “R” Us, Inc., where she served in a variety of senior executive positions including President of Babies “R” Us and Vice Chairman of Toys "R" Us. Ms. Derby has served as a director of Henry Schein, Inc. (Nasdaq: HSIC) since February 2021. She also served as a director of the Vitamin Shoppe, Inc. (NYSE: VSI) from 2012 to December 2019.
Ms. Derby brings to the Board a significant understanding of strategic, financial, operational and organizational issues of consumer-focused companies gained in connection with her service on the boards of public companies and as a senior executive of several retail and consumer goods companies, as well as valuable experience in retailing, supply chain management, legal and financial analysis, human resources and executive compensation.
Matthew Dunnigan has served as a Class D director since December 20, 2022, a Class B director from November 30, 2018 to December 20, 2022 and as a Class A director from February 5, 2018 until November 30, 2018. Mr. Dunnigan has been Chief Financial Officer of RBI since January 2018 and served as RBI's Treasurer from October 2014 to January 2018. Prior to joining RBI, Mr. Dunnigan served as a Vice President of Crescent Capital Group LP from September 2013 to October 2014, investing in debt securities across all levels of the capital structure, and as an investment professional in private equity for H.I.G. Capital from July 2008 to June 2011. Prior to that, he worked in investment banking with Bear, Stearns & Co., Inc. for two years. From February 2019 through October 2023, Mr. Dunnigan served as a director of Royale JVC Limited, a joint venture that is Burger King’s master franchisee in the United Kingdom.

Mr. Dunnigan brings to the Board significant knowledge of quick service restaurants gained in connection with his employment as an executive officer of RBI, as well as valuable experience in finance, mergers and acquisitions, accounting, corporate strategy and sustainability.
David S. Harris has served as a director since May 7, 2012. He has also served as our Lead Independent Director from November 9, 2021 to April 1, 2022 and as our non-executive Chairman of the Board since April 1, 2022. Mr. Harris served as the Chief Operating Officer of Seven Oaks Acquisition Corp. (Nasdaq: SVOK) from December 2020 to December 2021 and has served as the President of Grant Capital, Inc., a private investment company, since January 2002. From May 2001 until December 2001, Mr. Harris served as a Managing Director in the investment banking division of ABN Amro Securities LLC. From September 1997 until May 2001, he served as a Managing Director and Sector Head of the Retail, Consumer and Leisure Group of ING Barings LLC, a financial institution. From 1986 to 1997, Mr. Harris served in various capacities as a member of the investment banking group of Furman Selz LLC. Since 2004, Mr. Harris has been a director of REX American Resources Corporation (NYSE: REX), where he currently serves as Lead Director and Chairman of the Audit and Compensation Committees. From July 2018 to January 2020, Mr. Harris served as a director of Spectrum Brands Holdings, Inc. (NYSE: SPH). He is also a former director of Steiner Leisure Limited and Michael Anthony Jewelers, Inc.
Mr. Harris brings to the Board significant investment banking, corporate finance, accounting and capital markets experience, as well as valuable insight into strategic, financial and operational issues of retail companies gained in connection with his service on the boards of a number of public and private companies.
Lawrence E. Hyatt has served as a director since June 8, 2017. From 2006 until 2017, Mr. Hyatt served as a director of Citi Trends Inc. (Nasdaq: CTRN), a publicly traded retail apparel company where he served as Chairman of the Audit Committee and as a member of the Compensation Committee and the Nominating and Corporate Governance Committee. Mr. Hyatt served as the Senior Vice President and Chief Financial Officer of Cracker Barrel Old Country Store, Inc., a publicly traded restaurant and retail company, from January 2011 until July 1, 2016. From 2004 through 2010, Mr. Hyatt served as the Chief Financial Officer, Secretary and Treasurer of O’Charley’s Inc., which during the periods of Mr. Hyatt's tenure, was a publicly traded restaurant company. Mr. Hyatt also served as Interim Chief Executive Officer of O’Charley’s Inc. from February 2009 through June 2009. Mr. Hyatt served as the Executive Vice President and Chief Financial Officer of Cole National Corporation, a specialty retailer, from 2002 to 2004, as Chief Financial and Restructuring Officer of PSINet Inc., an internet service provider, from 2000 to 2002, as Chief Financial Officer of HMS Host Corporation, a subsidiary of Autogrill S.P.A., from 1999 to 2000, and as Chief Financial Officer of Sodexho Marriott Services, Inc. and its predecessor company from 1989 to 1999.
Mr. Hyatt brings to the Board significant insight with respect to strategic, financial and operational issues of restaurant and food service companies gained in connection with his service as an executive officer and a director of a number of public and private restaurant and retail companies. The Board has determined that Mr. Hyatt is an "audit committee financial expert" as defined by the SEC.
Matthew Perelman has served as a director since April 30, 2019. He is a Co-Founder and Managing Partner of Garnett Station Partners, an investment firm focused on retail and consumer companies. Mr. Perelman has served in executive leadership positions at several portfolio companies of Garnett Station Partners, including as the Co-President of Cambridge Holdings and its subsidiaries from 2014 until their acquisition by the Company in April 2019. As Co-President of Cambridge Holdings, he oversaw, among other things, acquisitions, financings, operations and franchisor relations and helped lead its growth and development into one of the largest and fastest-growing Burger King and Popeyes franchisees. Prior to co-founding Garnett Station Partners in September 2013, Mr. Perelman worked at L Catterton, a large consumer-focused private equity firm, from June 2011 to June 2013. Prior to L Catterton, Mr. Perelman worked in the Investment Banking Division of Citigroup from June 2009 to June 2011, where he focused on consumer and retail M&A and financings. Mr. Perelman serves on the boards of Garnett Station Partners’ portfolio companies.
Mr. Perelman brings to the Board significant strategic, financial and operational experience with respect to retail and restaurant companies gained as an executive officer of Cambridge Holdings and other portfolio companies of Garnett Station Partners, as well as valuable experience in corporate finance, mergers and acquisitions, risk assessment, strategic planning and budgeting gained from his experience at Garnett Station Partners, Citigroup and L Catterton.
Alexander Sloane has served as a director since April 30, 2019. Mr. Sloane is a Co-Founder and Managing Partner of Garnett Station Partners, an investment firm focused on retail and consumer companies. Mr. Sloane has served in executive leadership positions at several portfolio companies of Garnett Station Partners, including as the Co-President of Cambridge Holdings and each of its subsidiaries from 2014 until their acquisition by the Company in April 2019. As Co-President of Cambridge Holdings, he oversaw, among other things, acquisitions, financings, operations and franchisor relations and helped lead its growth and development into one of the largest and fastest-growing Burger King and Popeyes franchisees. Prior to co-founding Garnett Station Partners in September 2013, Mr. Sloane worked in private equity at Apollo Global Management from 2011 to 2013. Prior to Apollo, Mr. Sloane worked in Investment Banking at Goldman Sachs from 2009 to 2011. Mr. Sloane serves on the boards of Garnett Station Partners’ portfolio companies.
Mr. Sloane brings to the Board significant strategic, financial and operational experience with respect to retail and restaurant companies gained in connection with his experience as an executive officer of Cambridge Holdings and other portfolio companies of Garnett Station Partners, as well as valuable experience in corporate finance, mergers and acquisitions, risk assessment, strategic planning and budgeting gained from his experience at Garnett Station Partners, Goldman Sachs and Apollo Global Management.
John D. Smith has served as a director since June 17, 2022. Mr. Smith has served as the Chief Executive Officer of Icon Parking, LLC, a parking management and transportation services company, since January 2020 and as Chairman since March 31, 2023. Previously, he served as the Chief Operating Officer of Aaron’s Inc., a publicly-traded lease-to-own retailer operating over 1,800 company and franchise locations, from January 2018 until January 2020. From January 2016 to August 2017, Mr. Smith served as Chief Executive Officer of Rize Holdings, LLC, a private-equity backed startup founded to transform the casual dining experience through leveraging digital technology. Prior to that, he served as the President, Mid-North Region, of Caesars Entertainment Corporation from 2013 to 2016 and as Chief Executive Officer of Harrah’s Resort in Atlantic City from 2010 to 2013.
Mr. Smith brings to the Board significant management, operational, strategic, franchise and digital transformation experience, as well as valuable knowledge of the retail, hospitality and food and beverage industries.
Information Regarding Executive Officers

Name	Age	Position
Deborah M. Derby	60	President and Chief Executive Officer
Anthony E. Hull	65	Executive Vice President, Chief Financial Officer and Treasurer
Joseph W. Hoffman	61	Executive Vice President and Chief Restaurant Officer
Richard G. Cross	61	Senior Vice President, Chief Development Officer
Jared L. Landaw	59	Senior Vice President, General Counsel and Corporate Secretary
Nathan Mucher	52	Senior Vice President, Chief Information Officer
Ahmad Filsoof	46	Senior Vice President, Strategy and Business Transformation
Gary McQuillan	62	Vice President of Strategic Procurement and Operations Support
Gretta B. Miles	42	Vice President, Controller and Assistant Treasurer

For biographical information regarding Deborah M. Derby, please see "-, Principal Occupation, Business Experience, Qualifications and Directorships of the Members of the Board of Directors".

Anthony E. Hull has served as our Executive Vice President, Chief Financial Officer and Treasurer since January 2024. Previously, he served as our Vice President, Chief Financial Officer and Treasurer from January 2020 until January 2024 and as our Interim President and Chief Executive Officer from December 31, 2022 to May 1, 2023. Prior to joining Carrols, Mr. Hull served as a Senior Advisor at Realogy Holdings Corp. (NYSE: RLGY) (“Realogy”), a leading integrated provider of real estate services in the United States, and previously was the company’s Executive Vice President, Chief Financial Officer and Treasurer from 2006 to 2018. Previously, Mr. Hull served as Executive Vice President, Finance at Cendant Corporation (“Cendant”), a diversified holding company, from 2003 until Realogy’s separation from Cendant in July 2006. From 1996 to 2003, Mr. Hull served as Chief Financial Officer for DreamWorks, LLC, a diversified entertainment company. From 1994 until 1995, Mr. Hull served as Chief Financial Officer of King World Productions, Inc., a NYSE listed television syndication and production company. From 1990 until 1994, Mr. Hull worked in various capacities for Paramount Communications, Inc., a diversified entertainment and publishing company. Mr. Hull began his career at Morgan Stanley & Co. in the mergers and acquisitions department for the media/entertainment group, where he served as Associate and later Vice President from 1984 to 1990.
Joseph W. Hoffman has served as our Chief Restaurant Officer since January 2023 and as Executive Vice President of the Company since January 2024. Previously, he served as Senior Vice President, Operations of the Company from May 2022 to December 2022, as a Division Vice President, Operations from June 2017 until April 2022, and as a Vice President, Region Director from June 1997 until May 2017. Mr. Hoffman has been an employee of the Company since 1993, when he joined the Company as a District Manager.
Richard G. Cross has served as our Senior Vice President and Chief Development Officer since January 2024 and as our Vice President and Chief Development Officer from December 2021 to January 2024. Previously, he served as Vice President of the Company from December 2021 until January 2024. Mr. Cross was Vice President, Real Estate from July 2001 until December 2021 and Director of Real Estate from 1994 until July 2001. Mr. Cross served as a Real Estate Manager from 1993 until 1994 and as a Real Estate Representative from 1987 until 1993. Mr. Cross joined the Company in May 1984 and held various positions in the Purchasing Department until 1987.
Jared L. Landaw has served as our Senior Vice President, General Counsel and Secretary since January 2024 and as our Vice President, General Counsel and Secretary from February 2021 to January 2024. He has also overseen our sustainability initiatives since February 2021. Prior to joining the Company, Mr. Landaw was a Partner, Chief Operating Officer and General Counsel of Barington Capital Group, L.P., an investment firm where he worked from June 2004 until January 2021. At Barington, Mr. Landaw frequently assisted public companies in its investment portfolio with a wide variety of matters, including acquisitions, corporate governance, investor communications, director recruiting, SEC filings and board of director matters. Prior to that, he served as the Vice President of Law at International Specialty Products Inc., a global supplier of specialty chemicals and performance-enhancing products (formerly NYSE: ISP), and as an attorney in the mergers & acquisitions practice group at Skadden, Arps, Slate, Meagher & Flom LLP. Mr. Landaw was a member of the Board of Directors of Costar Technologies, Inc. (OTC Markets Group: CSTI) from 2008 until 2022.
Nathan B. Mucher has served as our Senior Vice President and Chief Information Officer since January 2024 and as our Vice President and Chief Financial Officer from November 2018 until January 2024. Prior to joining the Company, Mr. Mucher served as Vice President, Information Technology for Krispy Kreme Doughnuts from 1999 until 2018, where he was responsible, among other things, for all technology initiatives including in areas pertaining to digital, analytics, finance, retail systems and supply chain. Prior to that, he served as a consultant for Novartis Animal Health from July 1998 to December 1998, as a System Analyst for JS Walker & Company, an information technology consulting service provider, from 1996 until 1998, and as a senior programmer for William James and Associates, an information technology consulting service firm, from 1994 until 1996.
Ahmad Filsoof has served as the Senior Vice President of Strategy & Business Transformation of the Company since January 2024. Previously, he served as the Vice President of Strategic Initiatives at the Company from June 2022 to January 2024. Prior to joining the Company, Mr. Filsoof was Head of Sales Strategy, Operations, Enablement and Planning at Amazon Web Services from May 2020 to January 2022, where he led business strategy and planning, forecasting, management reporting and go-to-market strategy. Before Amazon Web Services, Mr. Filsoof worked at McDonald’s from August 2017 until January 2020, where, among other things, he served as Senior Director, Strategy, Insights and Strategic Initiatives. In that role, Mr. Filsoof led strategy and planning for the company’s U.S. division and was also responsible for strategy development, measuring performance and providing consumer and business insights. Prior to joining McDonald’s, Mr. Filsoof was a management consultant for ten years, including at The Boston Consulting Group, where he led client engagements across a range of industries, including retail, CPG and food services.
Gary McQuillan has been the Vice President of Strategic Procurement & Operations Support of the Company since May 2023. Prior to joining the Company, Mr. McQuillan was Senior Vice President, Supply Chain at Horizon Group USA, Inc. from 2018 to 2023, where he led a 135-member team overseeing more than 80 contract manufacturers and spearheaded strategic sourcing processes for goods and services. Prior to that, he was as an executive at Toys “R” Us, Inc. from 2014-2018 where, among other things, he served as the Vice President – Global Product Safety, Compliance and Indirect Procurement and directed strategic sourcing and procurement processes for the company across all global markets. Prior to working at Toys “R” Us, Mr. McQuillan spent over 13 years at The Great Atlantic & Pacific Tea Company, Inc. (A&P) where he served in a variety of senior leadership roles, including Senior Vice President – Store Operations and Vice President of Strategic Procurement and Quality Assurance.
Gretta B. Miles has served as Controller of the Company since February of 2020, its Assistant Treasurer since June 2022 and as a Vice President of the Company since August 2023. She also served as the Company's Financial Reporting Manager from November 2011 to September 2017, with responsibility for external reporting, technical accounting and board reporting, before temporarily leaving the Company to serve as the Director of Finance for Dinosaur Bar-B-Que from September 2017 to September 2018 and then Director of Accounting and Reporting at TCGplayer.com from September 2018 to February 2020. Ms. Miles, who is a licensed CPA, began her career in public accounting, first as an auditor at Deloitte from June 2003 through November 2008 in New York, NY and then as an Audit Manager at Dannible & McKee, LLP from December 2008 through November 2011 in Syracuse, NY.
Family Relationships
There are no family relationships between any of our executive officers or directors.
Delinquent Section 16 Reports
Based upon a review of the filings furnished to us pursuant to Rule 16a-3(e) promulgated under the Exchange Act, and on representations from our executive officers and directors and persons who beneficially own more than 10% of our common stock, all filing requirements of Section 16(a) of the Exchange Act were complied with in a timely manner during the 2023 fiscal year other than a Statement of Changes in Beneficial Ownership on Form 4 filed by each of Richard Cross, Nathan Mucher, Gerald DiGenova and Anthony Hull on March 17, 2023 reporting the sale of common stock on March 9, 2023 and a Statement of Changes in Beneficial Ownership on Form 4 filed by Cambridge Franchise Partners, LLC on December 6, 2023 reporting the sale of common stock on December 3, 2023.
Code of Ethics
We have adopted written codes of ethics applicable to our directors, officers and employees in accordance with the rules of the SEC and NASDAQ listing standards. These include a Code of Business Conduct and Ethics and a Code of Ethics for Executives and Principal Financial Employees. The purpose of these codes is to, among other things, promote honest and ethical conduct, proper accounting, fair and accurate disclosure in the Company’s public filings, and compliance with laws, rules and regulations. The Company also has an Ethics Hotline policy which sets forth procedures for the confidential, anonymous reporting by employees of concerns including unethical business or personal conduct, questionable accounting, financial reporting or auditing matters, and potential violations of state or federal law. We make our codes of ethics available free of charge on the investor relations section of our website at www.carrols.com. We will disclose on our website amendments to or waivers from our codes of ethics in accordance with all applicable laws and regulations.
Audit Committee
Our Audit Committee consists of Ms. Craven, Mr. Harris and Mr. Hyatt (Chair). All three members of the Audit Committee satisfy the independence requirements of Rule 10A-3 of the Exchange Act, and Rule 5605 of the NASDAQ listing standards. Each member of our Audit Committee is financially literate and the Board has determined that Mr. Hyatt is an Audit Committee “financial expert” within the meaning of Item 407 of Regulation S-K of the Securities Act, and has the financial sophistication required under NASDAQ listing standards.

Insider Trading Policy
The Company has a written Management Insider Trading Policy that, among other things, prohibits directors and executive officers from engaging in short selling and hedging transactions with respect to the Company’s securities, buying or selling “uncovered” put options, call options or other derivative securities relating to the Company, purchasing the Company’s securities on margin, borrowing against Company securities in a margin account and pledging the Company’s securities. The Company also has a written Policy on Insider Trading applicable to all employees that sets forth, among other things, restrictions on the trading of our securities and the sharing of material, non-public information concerning the Company.
ITEM 11. EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
Overview
The Compensation Committee of our Board of Directors is responsible for determining and approving the compensation programs for our President and Chief Executive Officer, which we refer to as the “CEO”, and our other executive officers named in the Summary Compensation Table, which we refer to as the “Named Executive Officers” or "NEOs". As described below, the principal elements of our compensation programs include base salary, annual bonus, long-term incentives and the ability to defer the receipt of current compensation.
Objectives of Compensation Program
The primary objectives of our executive compensation programs are to enable us to attract, retain and incentivize executives with the requisite qualifications and experience to achieve our business objectives and help us create long-term value for our stockholders. We accomplish this by utilizing compensation programs that encourage, recognize and reward individual performance and tie a material portion of compensation to short and long-term company performance. Our programs are designed to:
•permit flexibility in establishing compensation for each individual based upon job responsibilities, individual performance and our financial results;
•provide incentives to improve short-term performance and create long-term shareholder value;
•place a significant portion of compensation at risk based on the achievement of performance goals; and
•align the interests of our executive team with the interests of our stockholders.
While the Compensation Committee is responsible for the overall oversight of our executive compensation, the CEO provides recommendations with respect to the compensation of our other executive officers as the Compensation Committee believes that the CEO’s input is valuable in determining their compensation given the CEO's day to day role managing the Company and his or her responsibility for implementing our strategic plans.
Risk Assessment of Compensation Policies and Practices
Our Compensation Committee regularly considers risk as it relates to our compensation programs, including our executive compensation program, and our Compensation Committee does not believe that our compensation programs encourage excessive or inappropriate risk-taking.
Elements of Our Compensation Programs
Our executive compensation program currently consists of short-term compensation (salary and annual incentive bonus) and long-term compensation (consisting of time-based restricted stock and performance-based restricted stock unit awards) and has been designed to align executive interests with the interests of our stockholders. Accordingly, a majority of the compensation is designed to be "at risk".
The Role of Stockholder Say-on-Pay Votes
Our Board of Directors, Compensation Committee and management value the opinions of our stockholders. We provide our stockholders with the opportunity to cast an advisory vote to approve Named Executive Officer compensation every year, known as Say-on-Pay. At our annual meeting of stockholders held in June 2023, 99.04%

of the stockholders who voted on the Say-on-Pay proposal voted in favor of the compensation of our Named Executive Officers as disclosed in our 2023 proxy statement.
Although the advisory Say-on-Pay vote is non-binding, our Compensation Committee carefully considers the outcome of the vote as well as feedback received from stockholder engagement when reviewing the Company's executive compensation plans and making compensation decisions for our Named Executive Officers.
During stockholder engagement in 2021 and 2022, helpful feedback was received regarding restricted stock grants that are utilized by the Company as long-term incentive compensation. Based on this feedback, as well as advice received from the Compensation Committee’s independent compensation consultant, Pearl Meyer & Partners, LLC (“Pearl Meyer”), the Compensation Committee added a performance condition to 50% of the long-term incentive compensation awarded to our Named Executive Officers beginning in 2023 as discussed below.
Our Compensation Committee will continue to consider stockholder feedback and the outcome of our Say-on-Pay votes when making future compensation decisions for our Named Executive Officers.
Independent Compensation Advisor
The Compensation Committee, which has the authority, in its sole discretion, to retain a compensation advisor as necessary to assist with the execution of its duties, has engaged the services of Pearl Meyer, an outside independent compensation consultant. The Compensation Committee has been satisfied with Pearl Meyer’s services. In selecting Pearl Meyer, the Compensation Committee considered the SEC’s independence criteria and concluded that Pearl Meyer is independent per such criteria and that the work of Pearl Meyer will not raise any conflicts of interest. Pearl Meyer reports directly to the Compensation Committee and provides no other services to the Company.
Pearl Meyer's services to the Compensation Committee include providing periodic data and information regarding market pay practices and trends, as well as assisting in the development of appropriate compensation programs and policies that align management and stockholder interests and tie executive pay to performance. Pearl Meyer also assists the Compensation Committee from time to time in evaluating the Company’s compensation programs and practices against the companies with which the Company competes for talent, consumers and investors. However, the Compensation Committee does not benchmark or target a specified pay level or percentile. Instead, the Compensation Committee considers this information along with other relevant facts and circumstances when evaluating the Company's compensation programs and establishing executive pay.
Short-Term Compensation
Base Salary. The Compensation Committee annually reviews and approves the base salaries of our executive officers based upon recommendations from our CEO. Increases are not preset and typically take into account the individual’s performance, responsibilities of the position, potential to contribute to our long-term objectives, management skills, future potential and, from time to time, competitive data. Our executive compensation plan was designed to compensate our CEO and executive officers, including the Named Executive Officers, with modest annual increases in base salaries combined with the opportunity to earn an annual cash incentive bonus based on the performance of the Company and the individual performance of each of the Named Executive Officers, in order to align the interests of our CEO and the other Named Executive Officers with those of our stockholders.
Factors considered in base salary planning included our performance, budgetary and cost containment, competitive market data (from time to time) and current salary levels, as appropriate. At the end of the year, the CEO evaluates the performance of each of the other Named Executive Officers and expected future contributions.
For the 2023 fiscal year, the base salary of Deborah M. Derby, was determined pursuant to the Derby Employment Agreement (as defined below) which is further described under "—, Summary Compensation Table." Ms. Derby's salary for fiscal 2023 was $650,000 effective May 1, 2023. The Derby Employment Agreement was approved by the Compensation Committee. In December 2022, Joseph Hoffman received an increase in his base salary from $365,000 to $400,000 in connection with his promotion to Chief Restaurant Officer of the Company, effective as of January 1, 2023. In addition, in January 2023 Mr. Landaw received an increase of approximately 6.7% in his base salary over the level established for the 2022 fiscal year, as recommended by our CEO and approved by our Compensation Committee in recognition of his contributions to the Company and to better align their compensation with market pay practices.

Annual Incentive Bonus Payments. Annual cash bonuses have been an important component of our compensation program for our executive officers and an executive bonus plan, or “Executive Bonus Plan”, has been approved by the Compensation Committee and was most recently revised in 2017. Our current Executive Bonus Plan, which was originally established in 2012, is reviewed annually by the Compensation Committee. Under our Executive Bonus Plan, annual incentive bonus payments are designed to be “at risk” and are payable in March based on performance for the prior fiscal year.
For the 2023 fiscal year, each of the Named Executive Officers was eligible to receive a target annual incentive bonus of either 100% or 60% of base salary, depending on their respective positions. For each Named Executive Officer, the potential bonus payments were tied, in part, to the level of EBITDA achieved for the 2023 fiscal year (as defined and measured under the Executive Bonus Plan) in relation to our budgeted EBITDA for the 2023 fiscal year and provided for increasing payments to the extent that certain minimum thresholds were exceeded. Each Named Executive Officer was also eligible to receive a bonus based on his individual attainment of specified goals and objectives established for the year, subject to certain minimum thresholds for both EBITDA and each individual's overall attainment of his goals and objectives. For the CEO and the Chief Financial Officer, 75% of their maximum potential bonus payment was tied to the level of EBITDA achieved and 25% was tied to their individual attainment of goals and objectives. For the other Named Executive Officers 50% of their maximum potential bonus payment was tied to the level of EBITDA achieved and 50% was tied to their individual attainment of goals and objectives.
Under the Executive Bonus Plan, EBITDA is defined as earnings before interest, income taxes, depreciation and amortization, impairment charges and stock compensation expense. The Executive Bonus Plan also provides that EBITDA will be adjusted to exclude extraordinary, unusual or non-recurring gains and losses not deemed to be in the ordinary course of business, at the Compensation Committee's reasonable discretion. The Executive Bonus Plan requires that a minimum of 80% of budgeted EBITDA must be attained before the payment of any goals and objectives bonus and 85% of budgeted EBITDA must be attained before any payment of an EBITDA bonus. The Executive Bonus Plan also specifies that the portion of the bonus tied to EBITDA will be capped at 200% of the target level after the attainment of 120% of budgeted EBITDA (the “EBITDA bonus”). The EBITDA bonus is earned on a pro-rata basis at an established rate for each participant for each 1% increase in attainment of budgeted EBITDA above 85% to a maximum of 120%. For the portion of the bonus tied to goals and objectives (the “goals and objectives bonus”), a minimum of 70% achievement of such goals and objectives is required for the participant to be eligible to receive this portion of the bonus. Payments of the goals and objectives bonus are determined based on the discretion of the Compensation Committee, with input from the CEO, based on evaluating the achievement of each participant's goals and objectives. The determination of whether goals and objectives are met by a Named Executive Officer is not a formulaic process; rather, the individual performance considerations are factors (among others) that are taken into consideration in the course of making subjective judgments in connection with the compensation decision. The total annual incentive amount is paid in cash.
The following table sets forth the targeted bonus and actual bonus earned for each of the Named Executive Officers under the Executive Bonus Plan for the 2023 fiscal year:

Name	Target EBITDA Bonus %(1)	Maximum Objectives Bonus %(1)	Total Target Bonus %(1)	EBITDA Bonus Rate per 1% Attainment(2)	EBITDA Bonus Rate per 1% Attainment(3)	Earned EBITDA Bonus %(1)(4)	Earned Objectives Bonus %(1)	Total Earned 2023 Bonus(4)
Deborah M. Derby(5)	75%	25%	100%	5.00%	3.75%	—%	—%	758,333
Anthony E. Hull(6)	75%	25%	100%	5.00%	3.75%	—%	—%	1,137,507
Jared L. Landaw	30%	30%	60%	2.00%	1.50%	—%	—%	360,000
Joseph W. Hoffman	30%	30%	60%	2.00%	1.50%	—%	—%	360,000
Richard G. Cross	30%	30%	60%	2.00%	1.50%	—%	—%	337,500
(1)Bonus percentages stated as a percentage of individuals’ base salary at targeted attainment of 100% of budgeted EBITDA.
(2)Rate, as a percentage of individual’s salary, at which EBITDA bonus is earned for each 1% increase in attainment of EBITDA over minimum of 85% up to 100% of budgeted EBITDA.

(3)Rate, as a percentage of individual’s salary, at which EBITDA bonus is earned for each 1% increase in attainment of EBITDA over minimum of 100% up to 120% of budgeted EBITDA.
(4)Based on actual attainment percentage of 219.6% to budgeted EBITDA (as adjusted).
(5)Ms. Derby has served as our President and Chief Executive Officer since May 1, 2023.
(6)Mr. Hull served as our interim President and Chief Executive Officer from December 31, 2022 until April 30, 2023 and has served as our Chief Financial Officer and Treasurer since January 2020.
For the 2023 fiscal year, we generated total EBITDA (as defined and adjusted under the Executive Bonus Plan) of $149.3 million representing an attainment percentage of 219.6% of total budgeted EBITDA of $68.0 million. As a result, all of our Named Executive Officers received a bonus under the Executive Bonus Plan. The following is a reconciliation of our net income as set forth in our audited consolidated financial statements for the 2023 fiscal year ended December 31, 2023 to EBITDA (as adjusted) utilized in the calculation of the 2023 bonus under the Executive Bonus Plan (dollar amounts in thousands):

Net income	$33,796
Benefit for income taxes	4,473
Interest expense	29,112
Depreciation and amortization	74,161
EBITDA	141,542
Adjustments:
Impairment expense	7,609
Stock compensation expense	5,551
Executive transition, litigation and other professional expenses	1,464
Pre-opening costs	48
Other income, net	(6,058)
Gain on debt extinguishment	(875)
EBITDA, as adjusted	149,281
Budgeted EBITDA	$67,978
EBITDA Attainment %	219.6%
Long-Term Compensation
We award long-term equity awards to our Named Executive Officers in connection with the long-term incentive component of our overall compensation plan. The long-term incentive compensation utilized by us is designed to align the long-term interests of our executive management team with those of our stockholders by providing equity-based compensation that will reward executives for creating sustainable, long-term value for our stockholders.
Based on feedback received during stockholder engagement and advice received from Pearl Meyer, the Compensation Committee’s independent compensation consultant, the Compensation Committee elected to modify the long-term incentive awards historically provided to executive officers, moving from 100% time-based awards in 2022 to a mix of 50% time-based awards and 50% performance-based awards in 2023 as further described below.

Time-Based Restricted Stock Awards
We award restricted stock grants to our Named Executive Officers as part of the long-term incentive component of our overall compensation plan. Time-based restricted stock grants represented 50% of each NEO’s total annual long-term incentive grant for 2023 and 50% of each NEO’s total annual long-term incentive grant for 2024. Restricted stock grants awarded under our 2016 Stock Incentive Plan, as amended and restated, which we refer to as the “Carrols plan”, have a time-based vesting schedule, typically vesting over a three-year period as established by the Compensation Committee under the Carrols plan. Our Compensation Committee also established a policy to provide that restricted stock being granted to employees, including the Named Executive Officers, will be granted on January 15th of each year. The measurement of the value of any time-based restricted stock grant is based upon the price of our common stock at the close of business on the grant date. The Compensation Committee determines the number of shares of restricted stock to be granted following its receipt of recommendations from our CEO, who provides such recommendations after evaluating the individual performance of our employees (including the Named Executive Officers, other than the CEO). Such performance evaluations coincide with our normal end of year annual review process for employees and senior management. The granting of restricted stock is an important component of the total compensation package for the Named Executive Officers and is a valuable retention and motivation tool.

Performance-Based Restricted Stock Unit Awards
Beginning in 2023, the Compensation Committee added performance-based restricted stock units as a significant component to the Company’s restricted stock awards to our Named Executive Officers as the Compensation Committee believes that the use of performance stock units creates greater alignment between long-term executive pay and long-term Company performance. Performance-based restricted stock unit grants represented 50% of each NEO’s total annual long-term incentive grant for 2023 and 2024. For 2023, the performance criterion for the performance-based restricted stock units was based upon the long-term increase in the Company's organic adjusted EBITDA growth on a compounded basis over a three-year period, relative to the Company's baseline adjusted EBITDA of $62.8 million (which approximates the Company's actual adjusted EBITDA for 2022). A three-year compounded organic adjusted EBITDA goal of ten percent per annum was approved by the Compensation Committee in order for the NEOs to achieve the target level of 100% vesting of the restricted stock units. Payouts (consisting of shares of common stock issued under the Carrols plan) ranging from 25% – 200% of the target award for each NEO are earned based on a sliding scale of performance between approximately 89.7% – 136.4% of the goal which would represent between 6% and 22% of compounded annual organic adjusted EBITDA growth over the three-year measurement period. Performance below 89.7% of the goal results in no payout.
In general, performance-based restricted stock unit grants awarded under the Carrols plan have a point in time vesting schedule, typically vesting 60 days after the third fiscal year-end after the grant date as established by the Compensation Committee under the Carrols plan. Our Compensation Committee also established a policy to provide that the 2023 grant of performance-based restricted stock being granted to employees, including the Named Executive Officers, will be granted on January 15th of each year, beginning January 15, 2024. The measurement of the value of any performance-based restricted stock unit grant is based upon the price of our common stock at the close of business on the grant date. The Compensation Committee determines the number of shares of performance-based restricted stock units to be granted following its receipt of recommendations from our CEO, who provides such recommendations after evaluating the individual performance of our employees (including the Named Executive Officers, other than the CEO). Such performance evaluations coincide with our normal end of year annual review process for employees and senior management. The granting of performance-based restricted stock units is an important component of the total compensation package for the Named Executive Officers and is a valuable retention and motivation tool.
2016 Stock Incentive Plan
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

The table below reflects restricted stock grants made to our Named Executive Officers during our 2023 fiscal year ended December 31, 2023:

		Estimated Future Payouts Under Equity Incentive Plan Awards(1)
Name	Grant Date	Threshold(#)	Target(#)	Maximum(#)	All Other Stock Awards: Number of Shares of Stock or Units (#)(2)(3)	All Other Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards(4)
Deborah M. Derby(5)	1/15/2023	—	—	—	49,020	—	$—	$100,001
Deborah M. Derby(5)	5/1/2023	—	—	—	417,320	—	$—	$1,665,107
Deborah M. Derby(5)	7/1/2023	112,500	450,000	900,000	—	—	$—	$2,268,000
Deborah M. Derby(5)	12/15/2023	—	—	—	1,236	—	$—	$8,998
Anthony E. Hull(6)	1/15/2023	—	—	—	137,868	—	$—	$281,251
Anthony E. Hull(6)	7/1/2023	34,467	137,868	275,736	—	—	$—	$694,855
Anthony E. Hull(6)	12/15/2023	—	—	—	408	—	$—	$2,970
Jared L. Landaw	1/15/2023	—	—	—	55,148	—	$—	$112,502
Jared L. Landaw	7/1/2023	13,787	55,148	110,296	—	—	$—	$277,946
Jared L. Landaw	12/15/2023	—	—	—	152	—	$—	$1,107
Joseph W. Hoffman	1/15/2023	—	—	—	55,148	—	$—	$112,502
Joseph W. Hoffman	7/1/2023	13,787	55,148	110,296	—	—	$—	$277,946
Joseph W. Hoffman	12/15/2023	—	—	—	152	—	$—	$1,107
Richard G. Cross	1/15/2023	—	—	—	34,927	—	$—	$71,251
Richard G. Cross	7/1/2023	8,732	34,927	69,854	—	—	$—	$176,032
Richard G. Cross	12/15/2023	—	—	—	103	—	$—	$750
(1)The threshold amounts reflect shares earned assuming 90% of the EBITDA performance criteria is met and 25% of granted shares are vested; the target amounts reflect shares earned assuming 100% of the EBITDA performance criteria is met and 100% of shares are vested; and the maximum amounts reflect shares earned assuming at least 136% of the EBITDA performance criteria is met and 200% of the shares are vested.
(2)Amounts shown in this column reflect the number of shares of time-based restricted stock awarded to each Named Executive Officer under the Carrols plan during 2023.
(3)Awards granted on December 15, 2023 represent dividend equivalent units granted to the Named Executive Officers with outstanding time-based restricted stock units and outstanding performance-based restricted stock units at the dividend record date.
(4)Based on the closing price of our common stock on such date. Performance-based restricted stock units are valued here using target attainment and valued at the closing price of our common stock on such date.
(5)Ms. Derby has served as our President and Chief Executive Officer since May 1, 2023.
(6)Mr. Hull served as our interim President and Chief Executive Officer from December 31, 2022 until April 30, 2023 and has served as our Chief Financial Officer and Treasurer since January 2020.
Clawback Policy
In 2021, the Company adopted an incentive compensation clawback policy (hereinafter, the “Legacy Clawback Policy”) to help ensure that incentive compensation is paid based on accurate financial and operating data and the correct calculation of the Company’s performance against incentive targets. The Legacy Clawback Policy permits (but does not require) the Company’s Compensation Committee to seek the recovery of incentive compensation in the event of fraud or misconduct or a restatement of the financial or operating results of the Company that, in either case, results in the overpayment of incentive compensation. The Legacy Clawback Policy applies to incentive compensation paid, granted, vested, credited or accrued after May 1, 2021, except to the extent prohibited by law or legal obligation.

Effective December 1, 2023, the Company also adopted an incentive compensation recovery policy (hereinafter, the “New Clawback Policy”) which applies to incentive-based compensation received by covered executives on or after October 2, 2023. The New Clawback Policy was drafted to comply with Section 10D of the Exchange Act, Rule 10D-1 thereunder and Nasdaq Listing Rule 5608. It differs from the Legacy Clawback Policy in several key respects, including, among other things, by (a) providing greater specificity around instances where recovery of an overpayment is required, (b) changing the nature of the Company’s clawback obligation from discretionary to mandatory, and (c) providing more precise calculation mechanics for determining the amount of compensation to be recouped. The Board of Directors of the Company elected to keep the Legacy Clawback Policy in effect along with the New Clawback Policy to provide the Compensation Committee with the ability to potentially recoup incentive compensation which is not covered by the New Clawback Policy.
Stock Ownership Guidelines
The Company has adopted a stock ownership guidelines policy applicable to the Company’s executive officers. The policy was implemented to help align the interests of our executive officers with stockholders by ensuring that they have a significant ownership interest in the Company.
Our stock ownership guidelines policy establishes requirements for our executive officers to maintain the following minimum levels of stock ownership:

Officer	Amount of Stock Required
President and Chief Executive Officer	6 times base salary
Executive Vice President, Chief Financial Officer and Treasurer	3 times base salary
Executive Vice President and Chief Restaurant Officer	1.5 times base salary
Senior Vice President, Chief Development Officer	1.5 times base salary
Senior Vice President, General Counsel and Corporate Secretary	1.5 times base salary
Senior Vice President, Chief Information Officer	1.5 times base salary
Senior Vice President, Strategy and Business Transformation	1.5 times base salary
Vice President of Strategic Procurement and Operations Support	1.5 times base salary
Vice President, Controller and Assistant Treasurer	1.5 times base salary
Executive officers have five years following the date that they became subject to the policy to comply with the applicable minimum level of stock ownership. Once the minimum ownership level is achieved, it must be maintained by the executive officer for as long as the officer remains subject to the policy. Our stock ownership guidelines policy also applies to our independent, non-employee directors, requiring them to own common stock with a market value of five times their annual cash retainer within five years of their election to the Board. Currently, all officers and directors are in compliance with these guidelines or have additional time to meet these guidelines pursuant to the standards described above.
Other Benefits
We offer or offered certain other benefits to our Named Executive Officers as described below. Such benefits are not taken into account in determining such individuals’ base salary, annual incentive bonus or equity-based compensation.
Deferred Compensation Plan
We provide certain benefits under The Carrols Corporation and Subsidiaries Deferred Compensation Plan, which we refer to as the “Deferred Compensation Plan”, which is discussed under “—Nonqualified Deferred Compensation”.
Change of Control and Severance Benefits
For a discussion of change of control arrangements or severance arrangements and the triggers for payments under such arrangements, please see “—Potential Payments Upon Termination or Change-of-Control”.
Employment Agreements
On April 12, 2023, we entered into an employment agreement with Ms. Derby. Ms. Derby’s employment agreement is further described under "—, Summary Compensation Table."
None of the other Named Executive Officers have an employment agreement with us.

Compensation Committee Report
The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based on such review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in both the Company’s Annual Report on Form 10-K for the 2023 fiscal year ended December 31, 2023.
Compensation Committee
David S. Harris, Chair
Hannah S. Craven
Matthew Perelman
Alexander Sloane
John D. Smith
Compensation Committee Interlocks and Insider Participation
The members of the Compensation Committee for the 2023 fiscal year ended December 31, 2023 were Hannah S. Craven, Deborah M. Derby, David Harris, Matthew Perelman, Alexander Sloane and John D. Smith. In connection with the Board's decision in April 2023 to appoint Deborah M. Derby as the Company's new President and Chief Executive Officer effective May 1, 2023, David S. Harris replaced Ms. Derby on the Compensation Committee. None of the members of the Compensation Committee were, during such year or have been at any time, an officer or employee of the Company. In addition, no executive officer served as a director or a member of the compensation committee of any other entity, other than a subsidiary of the Company, whose executive officers served as a director of the Company or on our Compensation Committee. None of the members of our Compensation Committee had any relationship required to be disclosed under this caption under the rules of the SEC.

Pay Ratio Disclosure
As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 402(u) of Regulation S-K, we are providing the following information about the ratio of the median annual total compensation of our employees (other than our CEO) and the annual total compensation of our CEO. We identified our median employee and calculated our CEO pay ratio as follows:
•We identified the median employee using our employee population as of the final day of our payroll year, December 31, 2023. The final payroll date may vary from year to year as the final day of our payroll year ends on a Sunday rather than a specified date.
•We utilized a consistently applied compensation measure (“CACM”) across our employee population to calculate the median employee compensation. For our CACM, we used total gross taxable earnings from our payroll records. Given our workforce and the high turnover rates inherent in the restaurant industry, our methodology included annualizing the compensation for all full-time and part-time employees who did not work a full calendar year to properly reflect their compensation levels. We did not perform any full-time equivalency adjustments or annualize the compensation for temporary or seasonal positions. We did not make any cost-of-living adjustments or use any statistical sampling.
•After identifying the median employee, we calculated this employee’s total annual compensation in the same manner as the Chief Executive Officer’s compensation, which is described under "—, Summary Compensation Table". The CEO for purposes of this calculation was our President and CEO serving on December 31, 2023, the date we identified the median employee.
We employed approximately 25,000 persons as of December 31, 2023 exclusive of our CEO. Full and part-time hourly restaurant team members comprised approximately 24,800 persons or 99.2% of our employees. As identified using the SEC pay ratio rules and CACM described above, our median employee is a part-time team member who worked an average of 27.35 hours per week in one of our restaurants in the United States and whose annual compensation was $17,227. Our President and CEO’s compensation during the same time period was $5,508,665. Accordingly, our CEO pay ratio based on fiscal year 2023 compensation is approximately 320:1.

Our CEO pay ratio information is a reasonable good faith estimate calculated in a manner consistent with the SEC pay ratio rules and methods for disclosure. The SEC rules do not specify a single methodology for identification of the median employee or calculation of the CEO pay ratio, and other companies may use different assumptions, adjustments, exclusions or estimates in calculating their CEO pay ratio. Given the different methodologies that various public companies use to determine an estimate of their pay ratio, the estimated ratio reported above should not be used as a basis for comparison between companies.
Summary Compensation Table
The following table summarizes historical compensation awarded or paid to, or earned by, each of the Named Executive Officers for the fiscal years ended December 31, 2023, January 1, 2023 and January 2, 2022:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards(1) ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation(2) ($)	Change in Nonqualified Deferred Compensation Earnings(3) ($)	All Other Compensation(4) ($)	Total ($)
Deborah M. Derby(5)	2023	$433,333	$—	$4,042,106	$—	$758,333	—	274,893	$5,508,665
President and Chief
Executive Officer
Anthony E. Hull(7)	2023	$650,004	$275,000	$979,076	$—	1,137,507	1,401	6,013	$3,049,001
Executive Vice President, Chief Financial Officer	2022	$650,004	$225,000	$562,000	$—	$—	1,054	90	$1,438,148
and Treasurer	2021	$566,508	$—	$516,000	$—	$—	635	12,023	$1,095,166
Jared L. Landaw	2023	$400,000	$85,000	$391,555	$—	$360,000	$1,390	$4,263	$1,242,208
Senior Vice President, General	2022	$375,000	$135,000	$210,750	$—	$—	$609	$31,634	$752,993
Counsel and Secretary	2021	$268,750	$—	$513,750	$—	$—	$—	$123,215	$905,715
Joseph W. Hoffman(10)	2023	$400,000	$50,000	$391,555	$—	360,000	2,565	2,320	$1,206,440
Executive Vice President and	2022	$344,124	$90,000	$140,500	$—	51,344	2,169	651	$628,788
Chief Restaurant Officer
Richard G. Cross	2022	$375,000	$85,000	$248,033	$—	$337,500	$—	$1,574	$1,047,107
Senior Vice President and Chief	2022	$375,000	$135,000	$140,500	$—	$—	$—	$1,008	$651,508
Development Officer	2021	$336,816	$—	$172,000	$—	$—	$—	$4,653	$513,469
(1)The amounts shown represent the aggregate grant date fair value of equity awards granted and approved by the Compensation Committee in each of the fiscal years presented and is consistent with the grant date fair value of the award computed in accordance with FASB ASC Topic 718. These amounts reflect the grant date fair value for these awards, including probability assessment for certain performance-based restricted stock units, and do not correspond to the actual value that will be recognized. The actual value of performance-based restricted stock units, if any, that a Named Executive Officer may realize will depend on the stock price at the date of vesting, attainment of certain performance targets.
(2)We provide incentive compensation to our executive officers based on an individual’s achievement of certain specified objectives and our achievement of specified EBITDA levels. See “Compensation Discussion and Analysis” above for a discussion of our Executive Bonus Plan. Amounts include cash bonuses paid in fiscal years 2024, 2023 and 2022 with respect to services rendered in fiscal year 2023, 2022 and 2021, respectively.
(3)These amounts represent the above-market portion of earnings on compensation deferred by the Named Executive Officers under our nonqualified Deferred Compensation Plan. Earnings on deferred compensation are considered to be above-market to the extent that the rate of interest exceeds 120% of the applicable federal long-term rate. At December 31, 2023, 120% of the federal long-term rate was 5.94% per annum and the interest rate paid to participants was 8% per annum.
(4)All other compensation in 2023 includes the value of dividend equivalents received on outstanding restricted stock units in connection with the Company’s cash dividend of $0.02 per share paid on December 15, 2023 to stockholders of record as of the close of business on November 20, 2023 as follows: Mr. Hull 29 restricted stock units and Mr. Cross seven restricted stock units. For the December 15, 2023 dividend equivalent units, the grant date fair value was $7.28.

All other compensation in 2023 includes the amount received on outstanding restricted time-based stock awards in connection with the Company's cash dividend on $0.02 per share paid on December 15, 2023 to stockholders of record as of the close of business on November 20, 1023 as follows: Ms. Derby received $9,893, Mr. Hull received $5,892.36, Mr. Landaw received $2,587.96, Mr. Hoffman received $1,894.96 and Mr. Cross received $1,523..
All other compensation in 2021 includes the value of dividend equivalents received on outstanding restricted stock units in connection with the Company’s special cash dividend of $0.41 per share paid on October 5, 2021 to stockholders of record as of the close of business on August 25, 2021 as follows: Mr. Hull 3,196 restricted stock units and Mr. Cross 966 restricted stock units.
For Ms. Derby, the amount for fiscal 2023 includes a hiring stipend of $265,000 in lieu of any moving, housing, bonus (or stock) relinquishment or other similar cost, expense or compensation loss Ms. Derby may have incurred.
For Mr. Landaw, the amount for fiscal 2022 includes a housing stipend of $30,000. In 2021, the amounts shown includes a $75,000 hiring stipend in lieu of moving, rent, relinquishment of bonus or similar payments, plus a gross up for income taxes on such stipend of $46,699.
(5)Ms. Derby has served as our President and Chief Executive Officer since May 1, 2023.
(6)Mr. Hull served as our interim President and Chief Executive Officer from December 31, 2022 until April 30, 2023 and has served as our Chief Financial Officer and Treasurer since January 2020.
(7)Mr. Hoffman was appointed Chief Restaurant Officer effective January 1, 2023.
Derby Employment Agreement
On April 12, 2023, the Company, and Carrols Corporation entered into an Employment Agreement (the “Derby Employment Agreement”) with Ms. Derby. The Derby Employment Agreement provides that Ms. Derby will receive an annual base salary of $650,000 that may be increased annually at the sole discretion of the Compensation Committee of the Board and will participate in the Company’s Executive Bonus Plan with a target bonus percentage of 100% of her annual base salary. Pursuant to the Derby Employment Agreement, on May 1, 2023, Ms. Derby received a grant of 417,320 shares of restricted stock (the “Derby Restricted Stock Award”) under the Carrols plan, which is equivalent to 450,000 shares of restricted stock less the pro rata portion through May 1, 2023 of 49,020 shares of restricted stock which were granted to Ms. Derby in January 2023 as a director, with 34% of the shares under the Derby Restricted Stock Award vesting on May 1, 2024 and 33% of the shares vesting on each of January 15, 2025 and January 15, 2026. In addition, Ms. Derby received 450,000 performance-based restricted stock units under the Carrols plan on July 1, 2023 (the “Derby Performance Stock Award”), subject to the terms of the applicable award agreement. The Derby Performance Stock Award will vest upon the Company’s achievement of compounded organic adjusted EBITDA growth over a three-year period beginning January 2, 2023 above the Company's 2022 actual adjusted EBITDA subject to the terms of the award agreement as follows:

Performance Level	Organic Adjusted EBITDA Achievement	Payout (% of Target PSUs)
Below Threshold	<$75,000,000	None
Threshold	$75,000,000	25%
Intermediate	$79,100,000	50%
Target	$83,600,000	100%
Maximum	$114,000,000	200%
Payouts will be linearly interpolated for EBITDA achievement between levels once the threshold has been achieved.
The Derby Employment Agreement also provides that Ms. Derby will receive a stipend of $265,000 (the “Stipend”) in lieu of any moving, temporary housing or other similar cost, expense or compensation loss she may incur, with one-half of the Stipend to be paid within 30 days of May 1, 2023 and the remainder being paid on or about November 1, 2023, less applicable taxes and withholdings. In the event that Ms. Derby voluntarily terminates her employment with the Company on or before May 1, 2024, she will be required to reimburse the Company the entire amount of the Stipend, less any taxes paid on the Stipend, and if Ms. Derby voluntarily terminates her employment after May 1, 2024 but on or before May 1, 2025, she will be required to reimburse the Company one-half of the amount of the Stipend, less any taxes paid on the Stipend.

The Derby Employment Agreement further provides that if within one year following a Change of Control (as defined in the Derby Employment Agreement), Ms. Derby's employment is terminated by the Company or Carrols Corporation (or any successor to the Company or Carrols Corporation after the Change of Control) without Cause (as defined in the Derby Employment Agreement) or by Ms. Derby for Good Reason (as defined in the Derby Employment Agreement), then Ms. Derby will be entitled to receive (a) thirty (30) days after such termination of employment, Ms. Derby's accrued but unpaid base salary, any unreimbursed businesses expenses and any unused vacation time which has accrued during the year in which her employment is terminated, in each case as of the date of termination, (b) any accrued and unpaid annual bonus under the Executive Bonus Plan with respect to any prior year at such time as provided under the Executive Bonus Plan but in no event later than the March 15 of the calendar year following the calendar year in which her employment terminates; (c) any other amounts or benefits owing to Ms. Derby under the terms of any employee benefit plan of the Company or, in the case of equity-based compensation awards, under the terms of the equity award plan or applicable award agreement; (d) any amounts Ms. Derby may be entitled to pursuant to the Company’s Deferred Compensation Plan, (e) a lump sum payment in an amount equal to the product of 18 and Ms. Derby's monthly base salary at the then current rate and (f) an amount equal to the aggregate annual bonus payment under the Company’s Executive Bonus Plan for the year in which Ms. Derby incurs a termination of employment to which Ms. Derby would otherwise have been entitled had her employment not been terminated.
The Derby Employment Agreement also provides that if prior to a Change of Control or more than one year after a Change of Control, Ms. Derby's employment is terminated by the Company or Carrols Corporation without Cause or by Ms. Derby for Good Reason, then Ms. Derby will be entitled to receive (i) thirty (30) days after such termination of employment, Ms. Derby's accrued but unpaid base salary, any unreimbursed businesses expenses and any unused vacation time which has accrued during the year in which her employment is terminated, in each case as of the date of termination, (ii) any accrued and unpaid annual bonus under the Executive Bonus Plan with respect to any prior year at such time as provided under the Executive Bonus Plan but in no event later than the March 15 of the calendar year following the calendar year in which her employment terminates; (iii) any other amounts or benefits owing to Ms. Derby under the terms of any employee benefit plan of the Company or, in the case of equity-based compensation awards, under the terms of the equity award plan or applicable award agreement; (iv) any amounts Ms. Derby may be entitled to pursuant to the Deferred Compensation Plan, (v) a payment in an amount equal to one year’s base salary at the then current rate and (vi) an amount equal to the pro rata portion of the aggregate annual bonus payment under the Company’s Executive Bonus Plan for the year in which Ms. Derby incurs a termination of employment to which Ms. Derby would otherwise have been entitled had her employment not been terminated, provided that Ms. Derby's right to receive any such payment or payments in subsection (v) and (vi) immediately above would terminate, and Ms. Derby would be obligated to return any such payment or payments previously received, if Ms. Derby, directly or indirectly, commences employment with, or serves as an owner, operator, manager, director, partner, member or stockholder (other than as a stockholder of not more than two percent (2%) of any class of securities registered under Section 12) of the Exchange Act of, or consultant, advisor or independent contractor to, a Competitor (as defined in the Derby Employment Agreement) within 12 months of the termination of her employment.
The Derby Employment Agreement further provides that if Ms. Derby's employment is terminated by Ms. Derby without Good Reason or by the Company or Carrols Corporation for Cause or due to death or Disability (as defined in the Derby Employment Agreement), Carrols Corporation (or any successor thereto) shall pay to Ms. Derby (1) thirty (30) days after such termination of employment, Ms. Derby's accrued but unpaid base salary, any unreimbursed businesses expenses and any unused vacation time which has accrued during the year in which her employment is terminated, in each case as of the date of termination, (2) any accrued and unpaid annual bonus under the Executive Bonus Plan with respect to the any prior year at such time as provided under the Executive Bonus Plan but in no event later than the March 15 of the calendar year following the calendar year in which her employment terminates, (3) solely with respect to Ms. Derby's termination for death or Disability, a pro-rata portion of any annual bonus payable under the Executive Bonus Plan for the year she dies or suffers a Disability payable no later than the March 15 of the calendar year following the calendar year in which her employment terminates, (4) any other amounts or benefits owing to Ms. Derby under the terms of any employee benefit plan of the Company or, in the case of equity-based compensation awards, under the terms of the equity award plan or applicable award agreement, and (5) any amounts the Executive may be entitled to pursuant to the Deferred Compensation Plan.

In addition, the Derby Employment Agreement provides that if Ms. Derby's employment is terminated by Carrols Corporation or the Company for any reason other than Cause or by Ms. Derby for Good Reason, she shall be entitled to elect to receive continued medical, dental and vision benefits under the same benefit plans as in effect for active executive officers of the Company for Ms. Derby and her spouse, dependents and beneficiaries eligible for coverage under such plans pursuant to Section 4980B of the Internal Revenue Code of 1986, as amended (the “Code”), for a period of eighteen (18) months, subject to payment by Ms. Derby of the premiums charged to former employees of the Company pursuant to 4980B of the Code for continued benefit coverage for former employees and their eligible spouses, dependents and beneficiaries under such plans. Thereafter, the Company shall pay Ms. Derby an amount necessary for her to acquire such benefits under equivalent plans from an independent provider, net of the amount she would otherwise be required to pay under the preceding. The continued medical, dental and vision benefits do not extend beyond December 31 of the year in which Ms. Derby turns 65 years old and shall terminate if, at any time after the date of termination of her employment, Ms. Derby is employed by or is otherwise affiliated with a party that offers her substantially comparable medical, dental and vision benefits.
The Derby Employment Agreement also provides that (i) during Ms. Derby's employment with Carrols Corporation and for a period of twelve months thereafter, she will not, directly or indirectly, commence employment with, or serve as an owner, operator, manager, director, partner, member or stockholder (other than as a stockholder of not more than two percent (2%) of any class of securities registered under Section 12 of the Exchange Act) of, or consultant, advisor or independent contractor to, any business or organization that is a Competitor within the United States and (ii) during Ms. Derby's employment with Carrols Corporation and for a period of two (2) years following termination of her employment, she will not solicit or employ any management-level employee who was employed by the Company or any of its subsidiaries within six months prior to the termination of her employment, in any business in which she has a material interest, direct or indirect, including, without limitation, as an owner, operator, manager, officer, director, partner, member, stockholder, consultant, advisor or independent contractor, subject to certain exceptions set forth in the Derby Employment Agreement.

Grants of Plan-Based Awards
The following table provides certain information regarding grants of plan-based awards made to the Named Executive Officers during the 2023 fiscal year ended December 31, 2023:

		Estimated Future Payouts Under Equity Incentive Plan Awards(1)
Name	Grant Date	Threshold(#)	Target(#)	Maximum(#)	All Other Stock Awards: Number of Shares of Stock or Units (#)(2)(3)	All Other Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards(4)
Deborah M. Derby(5)	1/15/2023	—	—	—	49,020	—	$—	$100,001
Deborah M. Derby(5)	5/1/2023	—	—	—	417,320	—	$—	$1,665,107
Deborah M. Derby(5)	7/1/2023	112,500	450,000	900,000	—	—	$—	$2,268,000
Deborah M. Derby(5)	12/15/2023	—	—	—	1,236	—	$—	$8,998
Anthony E. Hull(6)	1/15/2023	—	—	—	137,868	—	$—	$281,251
Anthony E. Hull(6)	7/1/2023	34,467	137,868	275,736	—	—	$—	$694,855
Anthony E. Hull(6)	12/15/2023	—	—	—	408	—	$—	$2,970
Jared L. Landaw	1/15/2023	—	—	—	55,148	—	$—	$112,502
Jared L. Landaw	7/1/2023	13,787	55,148	110,296	—	—	$—	$277,946
Jared L. Landaw	12/15/2023	—	—	—	152	—	$—	$1,107
Joseph W. Hoffman	1/15/2023	—	—	—	55,148	—	$—	$112,502
Joseph W. Hoffman	7/1/2023	13,787	55,148	110,296	—	—	$—	$277,946
Joseph W. Hoffman	12/15/2023	—	—	—	152	—	$—	$1,107
Richard G. Cross	1/15/2023	—	—	—	34,927	—	$—	$71,251
Richard G. Cross	7/1/2023	8,732	34,927	69,854	—	—	$—	$176,032
Richard G. Cross	12/15/2023	—	—	—	103	—	$—	$750

(1)The threshold amounts reflect shares earned assuming 90% of the EBITDA performance criteria is met and 25% of granted shares are vested; the target amounts reflect shares earned assuming 100% of the EBITDA performance criteria is met and 100% of shares are vested; and the maximum amounts reflect shares earned assuming at least 136% of the EBITDA performance criteria is met and 200% of the shares are vested.
(2)Amounts shown in this column reflect the number of shares of restricted stock awarded to each Named Executive Officer under the Carrols plan during 2023. Other than for Ms. Derby's May 1, 2023 grant and for the July 1, 2023 performance-based restricted stock units, all such restricted stock awards vest over a period of three years, with 34% of the shares vesting on the first anniversary of the grant date and 33% of such shares vesting on each of the next two subsequent anniversaries of the grant date. For Ms. Derby's May 1, 2023 grant, 34% of the shares will vest on the one year anniversary and 33% of such shares will vest on January 15 of the next two subsequent years following the grant.
(3)Awards granted on December 15, 2023 represent dividend equivalent units granted to the Named Executive Officers with outstanding time-based restricted stock units originally granted on March 9, 2021 as well as the Named Executive Officers with outstanding performance-based restricted stock units originally granted on July 1, 2023. The dividend equivalent units will vest in accordance with the original vest schedule established for the initial grant.
(4)These amounts reflect an estimate of the grant date fair value and may not correspond to the actual value that will be recognized by the Named Executive Officers. The value of the time-based restricted stock awards granted in 2023 is calculated by multiplying the number of restricted stock awarded by the market closing price of our common stock on the grant date. The grant date fair value for the time-based restricted stock awards was $2.04 on January 15, 2023 and $3.99 on May 1, 2023. For the July 1, 2023 performance-based restricted stock units, the grant date fair value was calculated by multiplying target shares granted by the market closing price of our common stock on the grant date which was $5.04. For the December 15, 2023 dividend equivalent units, the grant date fair value was $7.28.

(5)Ms. Derby has served as our Chief Executive Officer since May 1, 2023.
(6)Mr. Hull has served as our interim President and Chief Executive Officer since December 31, 2022 and has served as our Chief Financial Officer and Treasurer since January 2020.
Outstanding Equity Awards at Fiscal Year-End
The following tables set forth certain information with respect to the value of all Carrols Restaurant Group equity awards that were outstanding at the 2023 fiscal year end for each of the Named Executive Officers:

	Stock Awards
	Number of Shares of Stock or Units That Have Not Vested(1) (#)	Market Value of Shares or Units of Stock That Have Not Vested(2) ($)	Equity Incentive Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested(3) (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested(2) ($)
Deborah M. Derby(4)(5)	494,626	$3,897,653	451,236	$3,555,740
Anthony E. Hull(6)(7)(8)	305,324	$2,405,953	138,247	$1,089,386
Jared L. Landaw(9)	129,398	$1,019,656	55,300	$435,764
Joseph W. Hoffman(7)	94,748	$746,614	55,300	$435,764
Richard G. Cross(7)(8)	78,724	$620,345	35,023	$275,981

	Option Awards
Name	Number of Securities Underlying Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Deborah M. Derby	—	—	—	$—	—
Anthony E. Hull(8)(10)	100,000	—	—	$7.12	8/12/2027
Jared L. Landaw	—	—	—	$—	—
Joseph W. Hoffman(10)	75,000	—	—	$7.12	8/12/2027
Richard G. Cross(10)	75,000	—	—	$7.12	8/12/2027
(1)Represents restricted shares of common stock.
(2)The market value of the time-based restricted stock awards and performance awards was determined based on the closing price of our common stock on the last trading day of the 2023 fiscal year, December 31, 2023, which was $7.88.
(3)Represents performance-based restricted stock units and related dividend equivalent shares issuable under the performance-based restricted stock units award (the "PSU") granted on July 1, 2023 that vests in full on February 26, 2026. The PSU's represent the right to receive a variable number of shares based on the Company's attainment of certain performance-based objectives during the three year measurement period that covers fiscal 2023 through fiscal 2025. Given the Company's performance in 2023, the performance-based objectives were achieved for maximum attainment, which will result in delivery of 200% of the PSU's.
(4)Ms. Derby has served as our President and Chief Executive Officer since May 1, 2023.
(5)In January 2023, we granted restricted stock awards to Ms. Derby in her capacity as a director pursuant to the Carrols plan. The restricted stock award vests over a period of three years with 34% of such restricted shares vesting on the first anniversary of the grant date and 33% vesting on the second and third anniversaries of the grant date. In May 2023, we granted a restricted stock award to Ms. Derby pursuant to the Derby Employment Agreement and the Carrols plan. The restricted stock award vests over a period of three years with 34% of the restricted shares vesting on the first anniversary of the grant date and 33% vesting on each of January 15, 2025 and January 15, 2026.
(6)Mr. Hull served as our interim President and Chief Executive Officer from December 31, 2022 until April 30, 2023 and has served as our Chief Financial Officer and Treasurer since January 2020.
(7)In January 2021, January 2022 and January 2023, we granted restricted stock awards to these Named Executive Officers pursuant to the Carrols plan. These restricted stock awards vest over a period of three years with 34% of such restricted shares vesting on the first anniversary of the grant date and 33% vesting on the second and third anniversaries of the grant date.
(8)In March 2021, we awarded restricted stock units to these Named Executive Officers pursuant to the Executive Bonus Plan attributed to performance in the 2020 fiscal period. For this period, 50% of the Earned EBITDA bonus was paid in cash and 50% was awarded in restricted stock units that are being delivered annually over a three-year vesting period. All restricted stock units vest annually in equal installments over three years with accelerated vesting for any event of termination other than for cause.
(9)In February 2021, we granted a restricted stock award to Mr. Landaw pursuant to the Carrols plan. The restricted stock award vests over a period of three years with 34% of the restricted shares vesting on the first anniversary of the grant date and 33% vesting on each of January 15, 2023 and January 15, 2024. In January 2022 and January 2023, we granted a restricted stock award to Mr. Landaw pursuant to the Carrols plan. The restricted stock award vests over a period of three years with 34% of such restricted shares vesting on the first anniversary of the grant date and 33% vesting on the second and third anniversaries of the grant date.
(10)In August 2020, we awarded stock options to these Named Executive Officers pursuant to the Carrols plan. All such stock option awards vest over a period of three years, with one-third vesting on the first anniversary of the grant date and one-third vesting on each subsequent anniversary of the grant date, and will expire seven years after the grant date.
Options Exercised and Stock Vested
The following table summarizes the options exercised and vesting of restricted stock awards for each of our Named Executive Officers during the 2023 fiscal year ended December 31, 2023:

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Deborah M. Derby(2)	—	$—	22,930	$46,777
Anthony E. Hull(2)	—	$—	185,927	$381,213
Jared L. Landaw	—	$—	50,250	$102,510
Joseph W. Hoffman	—	$—	30,200	$61,608
Richard G. Cross	—	$—	36,040	$73,979
(1)Represents the per-share market price of our common stock on the vesting date multiplied by the number of shares vested.
(2)Ms. Derby has served as our President and Chief Executive Officer since May 1, 2023.
(3)Mr. Hull served as our interim President and Chief Executive Officer from December 31, 2022 until April 30, 2023 and has served as our Chief Financial Officer and Treasurer since January 2020.
Nonqualified Deferred Compensation
We have a deferred compensation plan for employees not eligible to participate in the Carrols Corporation Retirement Savings Plan, which we refer to as the “Deferred Compensation Plan”, because they have been excluded as “highly compensated” employees (as so defined in the Deferred Compensation Plan), to voluntarily defer portions of their base salary and annual bonus. An eligible employee may elect to defer all or a specified percentage of base salary and, if applicable, all or a specified percentage of cash bonuses. All amounts deferred by the participants earn interest at 8% per annum. We do not match any portion of the funds. All of the Named Executive Officers are or were eligible to participate in our Deferred Compensation Plan.

The following table describes contributions, earnings and balances at December 31, 2023 under our Deferred Compensation Plan:

Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)(1)	Aggregate Withdrawals/Distributions ($)	Aggregate Balance at Last FYE ($)
Deborah M. Derby(2)	$—	$—	$—	$—	$—
Anthony E. Hull(3)	$26,000	$—	$5,063	$—	$80,486
Jared L. Landaw	$44,500	$—	$5,200	$—	$88,801
Joseph W. Hoffman	$25,000	$—	$9,778	$—	$137,223
Richard G. Cross	$—	$—	$—	$—	$—
(1)Earnings represent the interest earned on amounts deferred at 8.0% per annum.
(2)Ms. Derby has served as our President and Chief Executive Officer since May 1, 2023.
(3)Mr. Hull served as our interim President and Chief Executive Officer from December 31, 2022 until April 30, 2023 and has served as our Chief Financial Officer and Treasurer since January 2020.
Potential Payments Upon Termination or Change-of-Control
We have not utilized formal employment agreements for our Named Executive Officers with the exception of our CEO, Ms. Derby. Employment arrangements for our Named Executive Officers are governed by the terms of their individual employment offers, where applicable, as well as change of control/severance agreements entered into with Mr. Cross in 2013, Mr. Hull and Mr. Landaw in 2021.
Messrs. Hull and Landaw are each, subject to an employment letter that was entered into when they each joined the Company. Mr. Hoffman is subject to a promotion letter that was entered into upon his promotion to Chief Restaurant Officer effective January 1, 2023. These employment letters provided for initial base salaries and initial annual bonus targets and also provided that each individual would be eligible to receive equity awards under the Company’s long-term incentive award program in effect for other senior executives. Mr. Cross first joined the Company in a non-executive role and does not have an employment arrangement with the Company. The Compensation Committee reviews and updates the compensation arrangements for Ms. Derby and Messrs. Hull, Landaw, Cross and Hoffman on an annual basis.
The Named Executive Officers have received equity awards under the Carrols plan, which allows for the accelerated vesting of certain awards in connection with a qualifying termination event. Upon a change of control of the Company, all participants unvested shares will be accelerated and become vested.
Additionally, we may from time-to-time offer a severance benefit arrangement for terminated or separated executives as part of a negotiated termination of employment in exchange for a release of claims against the Company and other covenants determined to be in the best interests of the Company.
Derby Employment Agreement
On April 12, 2023, the Company and Carrols Corporation entered into the Derby Employment Agreement with Ms. Derby. The description of any payments upon termination of employment or change of control under the Derby Employment Agreement is described under "—, Summary Compensation Table."

Change of Control/Severance Agreements
On June 3, 2013, we, Carrols Corporation ("Carrols") and Carrols LLC entered into a change of control and severance agreement, which we refer to as the “change of control and severance agreement”, with Mr. Cross. This change of control and severance agreement provides that if within one year following a “change of control” (as defined in the change of control and severance agreement), such employee’s employment is terminated by us, Carrols or Carrols LLC without “cause” (as defined in the change of control and severance agreement) or by such employee for “good reason” (as defined in the change of control and severance agreement), then such employee will be entitled to receive (a) a cash lump sum payment in the amount equal to the product of 18 and the employee’s monthly base salary at the then current rate plus interest at an annual rate equal to the Prime Rate (as defined in the change of control and severance agreement) plus three percent, (b) an amount equal to the aggregate bonus payment for the year in which the employee incurs a termination of employment to which the employee would otherwise have been entitled had his employment not terminated under the Executive Bonus Plan then in effect, and (c) continued coverage under our welfare and benefits plans for such employee and his dependents for a period of up to 18 months. The change of control and severance agreement also provides that if at any time other than within one year following a change of control, such employee’s employment is terminated by us, Carrols or Carrols LLC without cause or by such employee for good reason, then such employee will be entitled to receive (a) a cash lump sum payment in the amount equal to one year’s salary at the then current rate, (b) an amount equal to the pro rata portion of the aggregate bonus payment for the year in which the employee incurs a termination of employment to which the employee would otherwise have been entitled had his employment not terminated under our Executive Bonus Plan then in effect, and (c) continued coverage under our welfare and benefits plans for such employee and his dependents for a period of up to 18 months. The payments and benefits due under the change of control and severance agreement cannot be reduced by any compensation earned by the employee as a result of employment by another employer or otherwise. The payments are also not subject to any set-off, counterclaim, recoupment, defense or other right that we, Carrols or Carrols LLC may have against the employee. The initial term of the change of control and severance agreement ends on December 31, 2014 and is automatically extended for additional one year periods unless either the employee, on the one hand, or the Company, Carrols or Carrols LLC, on the other hand, provides a notice of non-renewal at least 90 days prior to the expiration of the initial term or applicable renewal period, or unless terminated sooner in accordance with the terms of the change of control and severance agreement.
On June 30, 2021 and December 15, 2021, the Company, Carrols Holdco, Carrols and Carrols LLC entered into a Change of Control and Severance Agreement, which we refer to as the “2021 change of control and severance agreement” with each of Messrs. Hull and Mr. Landaw, respectively. Each 2021 change of control and severance agreement provides that if within one year following a Change of Control (as defined in the 2021 change of control and severance agreement), such employee’s employment is terminated by the Company or Carrols LLC without Cause (as defined in the 2021 change of control and severance agreement) or by such employee for Good Reason (as defined in the 2021 change of control and severance agreement), then such employee will be entitled to receive (a) a lump sum payment in the amount equal to the product of 18 and the employee’s monthly base salary at the then current rate plus interest at an annual rate equal to the Prime Rate (as defined in the 2021 change of control and severance agreement) plus three percent, (b) an amount equal to the aggregate bonus payment under the Company’s executive bonus plan for the year in which the employee incurs a termination of employment to which the employee would otherwise have been entitled had his employment not been terminated payable in a lump sum, and (c) continued coverage under the Company’s welfare and benefits plans for such employee and his dependents for a period of up to 12 months. Each 2021 change of control and severance agreement also provides that if prior to a change of control or more than one year after a change of control, such employee’s employment is terminated by the Company or Carrols LLC without Cause or by such employee for Good Reason, then such employee will be entitled to receive (i) a payment in the amount equal to one year’s base salary at the then current rate as further described in the 2021 change of control and severance agreement, (ii) an amount equal to the pro rata portion of the aggregate bonus payment under the Company’s executive bonus plan for the year in which the employee incurs a termination of employment to which the employee would otherwise have been entitled had his employment not been terminated payable in a lump sum, and (iii) continued coverage under the Company’s welfare and benefits plans for such employee and his dependents for a period of up to 12 months. The payments and benefits due under the 2021 change of control and severance agreement cannot be reduced by any compensation earned by the employee as a result of employment by another employer or otherwise, except that the employee’s right to receive any outstanding payments described in (i) and (ii) above would terminate if the employee commences employment with, or serves as a director of, or consultant or independent contractor to, any business operating a quick-service restaurant which features a hamburger or chicken as the primary or central menu item. The initial term of the 2021 change of control and severance agreement ends on December 31, 2021 and is automatically extended for additional one year periods unless either the employee, on the one hand, or the Company, Carrols Holdco, Carrols or Carrols LLC, on the other hand, provides a notice of non-renewal at least 90 days prior to the expiration of the initial term or applicable renewal period, or unless terminated sooner in accordance with the terms of the 2021 change of control and severance agreement.
The following table summarizes estimated benefits that would have been payable to Ms. Derby, Mr. Hull, Mr. Cross, and Mr. Landaw if the employment of such Named Executive Officer had been terminated on December 31, 2023 (1) by us without cause or by the Named Executive Officer for good reason within one year after a change of control; (2) by us without cause or by the Named Executive Officer for good reason prior to a change of control or more than one year after a change of control, (3) due to death or disability, (4) by the Named Executive Officer voluntarily or due to retirement or (5) by us for cause:

	Terminated Without Cause or by Employee for Good Reason Within 12 Months Following a Change in Control ($)		Terminated Without Cause or by Employee for Good Reason Prior to a Change in Control or More Than One Year After a Change in Control ($)		Termination Due to Death or Disability ($)		Voluntary Termination or Retirement ($)		Termination for Cause ($)
Deborah M. Derby(1)
Severance	$975,006	(2)	$650,004	(3)	$—		$—		$—
Bonus	$758,333	(4)	$758,333	(5)	$758,333	(6)	$758,333	(6)	$—
Accrued Vacation(7)	$50,000		$50,000		$50,000		$50,000		$—
Welfare Benefits(8)	$31,976		$31,976		$—		$—		$—
Deferred Compensation Plan	$—		$—		$—		$—		$—
Equity(9)	$7,453,393		$7,453,393		$7,453,393		$—		$—
Total	$9,268,708		$8,943,706		$8,261,726		$808,333		$—
Anthony E. Hull(10)
Severance	$1,031,063	(11)	$687,379	(12)	$—		$—		$—
Bonus	$1,137,507	(4)	$1,137,507	(13)	$1,137,507	(6)	$1,137,507	(6)	$—
Accrued Vacation(7)	$50,000		$50,000		$50,000		$50,000		$—
Welfare Benefits(14)	$54,161		$54,161		$—		$—		$—
Deferred Compensation Plan	$80,486		$80,486		$80,486		$80,486		$80,486
Equity(9)	$3,495,339		$3,495,339		$3,495,339		$84,363		$—
Total	$5,848,556		$5,504,872		$4,763,332		$1,352,356		$80,486
Jared L. Landaw
Severance	$634,500	(11)	$422,996	(12)	$—		$—		$—
Bonus	$360,000	(4)	$360,000	(13)	$360,000	(6)	$360,000	(6)	$—
Accrued Vacation(7)	$30,769		$30,769		$—		$30,769		$—
Welfare Benefits(14)	$3,965		$3,965		$—		$—		$—
Deferred Compensation Plan	$88,801		$88,801		$88,801		$88,801		$88,801
Equity(9)	$1,455,420		$1,455,420		$1,455,420		$—		$—
Total	$2,573,455		$2,361,951		$1,904,221		$479,570		$88,801
Richard G. Cross
Severance	$594,844	(11)	$396,563	(12)	$—		$—		$—
Bonus	$337,500	(4)	$337,500	(13)	$337,500	(6)	$337,500	(6)	$—
Accrued Vacation(7)	$28,846		$28,846		$28,846		$28,846		$—
Welfare Benefits(8)	$30,814		$30,814		$—		$—		$—
Deferred Compensation Plan	$—		$—		$—		$—		$—
Equity(9)	$896,326		$896,326		$896,326		$20,070		$—
Total	$1,888,330		$1,690,049		$1,262,672		$386,416		$—
(1)Ms. Derby has served as our President and Chief Executive Officer since May 1, 2023.

(2)Reflects a cash lump sum payment in an amount equal to 18 multiplied by the amount of the Named Executive Officer’s monthly base salary in effect at December 31, 2023
(3)Reflects a cash lump sum payment in the amount equal to one year of base salary in effect at December 31, 2023.
(4)Reflects an amount equal to the aggregate bonus payment for the year in which the Named Executive Officer incurs a termination of employment to which the Named Executive Officer would otherwise have been entitled had the Named Executive Officer's employment not terminated under the Executive Bonus Plan in effect at December 31, 2023. Such payment would be made no later than March 15th of the calendar year following the calendar year the Named Executive Officer’s employment is terminated.
(5)Reflects an amount equal to the portion of the aggregate bonus payment for the year in which the Named Executive Officer incurs a termination of employment to which the Named Executive Officer would otherwise have been entitled had the Named Executive Officer's employment not terminated under the Executive Bonus Plan in effect at December 31, 2023.
(6)Reflects an amount equal to the aggregate bonus payment unpaid at December 31, 2023 for 2023 for which the Named Executive Officer would be entitled to be paid as the Named Executive Officer was employed at the end of the calendar year. Amount represents the bonus earned for fiscal year ended December 31, 2023.
(7)Amount represents four weeks of accrued but unpaid vacation as of December 31, 2023 based on the annual salary in effect on December 31, 2023 for each respective Named Executive Officer.
(8)Reflects continued coverage of group term life and disability insurance and group health and dental plan coverage for such Named Executive Officer and the Named Executive Officer's dependents for a period of 18 months based on rates in effect at December 31, 2023 without discounting.
(9)In accordance with the Carrols plan, all unvested shares of restricted stock, unvested restricted stock units and unvested stock options will automatically vest if the participant’s employment terminates due to death, disability or involuntary termination, and in the case of stock options, remain exercisable for a period of one year from the date of such death or disability or until the expiration of the stated term of the stock options, whichever is shorter. All restricted stock units will vest upon the termination of the participant for any reason other than for cause.
The amounts represent, where applicable, the vesting of outstanding shares of restricted stock and restricted stock units held at December 31, 2023 based on the closing price of our common stock on the last trading day of our 2023 fiscal year, December 31, 2023, which was $7.88.
Under award agreements pursuant to the Carrols plan, any unvested shares of stock, unvested restricted stock units and unvested stock options will automatically vest in the event of a change of control, even if the participant’s employment is not terminated following a change of control.
(10)Mr. Hull served as our interim President and Chief Executive Officer from December 31, 2022 until April 30, 2023 and has served as our Chief Financial Officer and Treasurer since January 2020.
(11)Reflects a cash lump sum payment in an amount equal to 18 multiplied by the amount of the Named Executive Officer’s monthly base salary in effect at December 31, 2023 plus interest of 11.50% per annum (determined as the prime commercial rate established by the principal lending bank at December 31, 2023 of 8.50% plus 3%) until the time of payment which would be the fifth business day following the six month anniversary of termination.
(12)Reflects a cash lump sum payment in the amount equal to one year of base salary in effect at December 31, 2023 plus interest of 11.50% per annum (determined as the prime commercial rate established by the principal lending bank at December 31, 2023 of 8.50% plus 3%) until the time of payment which would be half on the fifth business day following the six month anniversary of termination and then monthly for the six months following.
(13)Reflects an amount equal to the pro-rata portion of the aggregate bonus payment for the year in which the Named Executive Officer incurs a termination of employment to which the Named Executive Officer would otherwise have been entitled had the Named Executive Officer's employment not terminated under the Executive Bonus Plan in effect at December 31, 2023.
(14)Reflects continued coverage of group term life and disability insurance and group health and dental plan coverage for such Named Executive Officer and the Named Executive Officer's dependents for a period of 12 months based on rates in effect at December 31, 2023 without discounting.

Hull Offer Letter
Pursuant to an offer letter dated November 20, 2019 between the Company and Mr. Hull, Mr. Hull is entitled to be paid an annual base salary of $550,000 and is eligible to receive discretionary annual increases based on his performance. Mr. Hull is also eligible to participate in the Company’s Executive Bonus Plan and is entitled to a bonus target of 100% of his annual base salary subject to the terms of the Company’s Executive Bonus Plan. Pursuant to the offer letter, Mr. Hull was granted 250,000 shares of restricted stock on January 15, 2020. In addition, Mr. Hull is entitled to receive a reimbursement from the Company for travel expenses for Mr. Hull and his spouse to visit family of up to $25,000 in the first year of employment with the Company and up to $10,000 in any subsequent year.
Landaw Offer Letter
Pursuant to an offer letter dated January 13, 2021 between the Company and Mr. Landaw, Mr. Landaw is entitled to be paid an annual base salary of $300,000 and is eligible to receive discretionary annual increases based on his performance. Mr. Landaw is also eligible to participate in the Company’s Executive Bonus Plan and is entitled to a bonus target of 60% of his annual base salary subject to the terms of the Company’s Executive Bonus Plan. Pursuant to the offer letter, Mr. Landaw was granted 75,000 shares of restricted stock on February 8, 2021. He also received a $75,000 stipend in lieu of any moving, rent, relinquished bonus or similar payments, grossed up to cover any tax liabilities.
Hoffman Promotion Letter
Pursuant to a promotion letter dated December 30, 2022 between the Company and Mr. Hoffman, Mr. Hoffman is entitled to be paid an annual base salary of $400,000 and is eligible to receive discretionary annual increases based on his performance. He is also eligible to participate in the Company’s Executive Bonus Plan and is entitled to a bonus target of 60% of his annual base salary subject to the terms of the Company’s Executive Bonus Plan, all effective upon his promotion on January 1, 2023. On January 10, 2024, the Company entered into a Change of Control and Severance Agreement that provides benefits the same as Mr. Landaw and Mr. Hull.
The following table summarizes estimated benefits that would have been payable to Mr. Hoffman (a) if his employment had been terminated on December 31, 2023 (i) by us without cause, (ii) by us for cause, (iii) upon death or disability, (iv) upon a change of control of the Company, or (v) upon voluntary termination or retirement:

	Terminated Without Cause ($)		Termination for Cause ($)	Termination Due to Death or Disability ($)		Change of Control ($)	Voluntary Termination or Retirement ($)
Joseph W. Hoffman
Severance	$—		$—	$—		$—	$—
Bonus	$360,000	(1)	$—	$360,000	(1)	$—	$360,000	(1)
Accrued Vacation(2)	$32,692		$—	$32,692		$32,692	$32,692
Welfare Benefits	$—		$—	$—		$—	$—
Deferred Compensation Plan	$137,223		$137,223	$137,223		$137,223	$137,223
Equity(3)	$1,182,378		$—	$1,182,378		$1,182,378	$1,182,378
Total	$1,712,293		$137,223	$1,712,293		$1,352,293	$1,712,293
(1)Reflects an amount equal to the aggregate bonus payment unpaid at December 31, 2023 for 2023 for which the Named Executive Officer would be entitled to be paid as he was employed as of the end of the calendar year. Amount represents the bonus earned for the fiscal year ended December 31, 2023.
(2)Amount represents four weeks of accrued but unpaid vacation as of December 31, 2023 based on the annual salary in effect on December 31, 2023 .
(3)In accordance with the Carrols plan, all unvested shares of restricted stock, unvested restricted stock units and unvested stock options will automatically vest if the participant’s employment terminates due to death, disability or involuntary termination, and in the case of stock options, remain exercisable for a period of one year from the date of such death or disability or until the expiration of the stated term of the stock options, whichever is shorter. All restricted stock units will vest upon the termination of the participant for any reason other than for cause.

The amounts represent, where applicable, the vesting of outstanding shares of restricted stock and restricted stock units held at December 31, 2023 based on the closing price of our common stock on the last trading day of our 2023 fiscal year, December 31, 2023, which was $7.88.
Director Compensation
We use a combination of cash and stock-based compensation to attract and retain qualified non-employee directors to serve on our Board of Directors. The members of the Board of Directors, except for any member who is an executive officer or employee, each receive a fee for serving on our Board of Directors or Board committees. In March 2016, the Compensation Committee engaged the services of Pearl Meyer, an outside independent compensation consultant, to assist the Compensation Committee with a review of the compensation for executive officers and directors of the Company. Based upon a report and recommendations received from Pearl Meyer, the recommendations of the Compensation Committee and other findings, our Board of Directors made certain changes to director compensation, all of which were effective January 1, 2017.
Non-employee directors receive compensation for Board service as follows:
•Annual retainer of $60,000 for serving as a director.
•The chair of the Audit Committee receives an additional fee of $18,000 per year and each other member of the Audit Committee receives an additional fee of $7,500 per year. The chair of the Compensation Committee receives an additional fee of $10,000 per year and each other member of the Compensation Committee receives an additional fee of $5,000 per year. The chair of the Corporate Governance and Nominating Committee receives an additional fee of $5,000 per year and each other member of the Corporate Governance and Nominating Committee receives an additional fee of $3,000 per year. All directors will be reimbursed for all reasonable expenses they incur while acting as directors, including as members of any committee of the Board of Directors.
•Effective December 1, 2023, the Special Committee members receive an additional $5,000 per month and the chair of the Special Committee receives an additional $10,000 per month.
•Pursuant to the Carrols plan, in January of each year members of our Board of Directors (except for any member who is an executive officer or employee and except for the two Class D directors) will receive an annual restricted stock award with an aggregate “fair market value” (as such term is defined in the Carrols plan) of $100,000 on the date of grant pursuant to the Carrols plan.
In connection with the appointment of David S. Harris as the non-executive Chairman of the Company's Board of Directors on April 1, 2022, our Board determined that the non-executive Chairman will receive an additional annual restricted stock award with an aggregate “fair market value” (as such term is defined in the Carrols plan) of $35,000 in January of each year pursuant to the Carrols plan.
The following table summarizes the compensation we paid to our non-employee directors during the 2023 fiscal year. Compensation information for Deborah M. Derby, our President and CEO as of May 1, 2023, is set forth in the Summary Compensation Table above.

Name	Fees Earned or Paid in Cash(1) ($)	Stock Award ($)(2)	Option Award ($)	Non-Equity Incentive Plan Compensation ($)	Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Hannah S. Craven	$82,500	$100,001	$—	$—	$—	$—	$182,501
Thomas B. Curtis (3)	$60,000	$—	$—	$—	$—	$—	$60,000
Deborah M. Derby	$22,775	$100,001	$—	$—	$—	$—	$122,776
Matthew Dunnigan (3)	$60,000	$—	$—	$—	$—	$—	$60,000
David S. Harris	$87,725	$135,001	$—	$—	$—	$—	$222,726
Lawrence E. Hyatt	$86,000	$100,001	$—	$—	$—	$—	$186,001
Matthew Perelman	$73,000	$100,001	$—	$—	$—	$—	$173,001
Alexander Sloane	$73,000	$100,001	$—	$—	$—	$—	$173,001
John D. Smith(4)	$70,000	$150,001	$—	$—	$—	$—	$220,001
(1)The amounts listed in this column include the payment of annual retainers and additional fees for committee service.
(2)On January 15, 2023, Ms. Craven, Ms. Derby, Mr. Hyatt, Mr. Perelman and Mr. Sloane were each granted 49,020 restricted shares of common stock each valued at $2.81 per share under the Carrols plan. These shares of restricted stock vest over a period of three years with 34% of such shares vesting on the first anniversary of the grant date and 33% vesting on each of January 15, 2025 and January 15, 2026, provided that the participant has continuously remained a director of the Company.
On January 15, 2023, Mr. Harris was granted 66,177 restricted shares of common stock each valued at $2.81 per share under the Carrols plan. These shares of restricted stock vest over a period of three years with 34% of such shares vesting on the first anniversary of the grant date and 33% vesting on each of January 15, 2025 and January 15, 2026.
On January 15, 2023, Mr. Smith was granted 73,530 restricted shares of common stock each valued at $2.81 per share under the Carrols plan. These shares of restricted stock vest over a period of three years with 34% of such shares vesting on the first anniversary of the grant date and 33% vesting on each of January 15, 2025 and January 15, 2026.
The amounts shown in this column represent the aggregate fair value of restricted common stock granted and approved by the Compensation Committee and is consistent with the grant date fair value of the award computed in accordance with FASB ASC Topic 718. See Notes 1 and 11 of the consolidated financial statements for the year ended December 31, 2023.
(3)Mr. Curtis and Mr. Dunnigan are Class D director designees of BKC pursuant to the terms of the Series D Preferred Stock.
(4)The shares granted to Mr. Smith include the pro-rata compensation payable in 2022 for serving as a member of the Board of Directors beginning June 17, 2022.
The following table represents the number of unvested restricted stock awards held by each of our non-employee directors as of December 31, 2023:

Name	Outstanding Stock Awards (#)
Hannah S. Craven	77,306
Thomas B. Curtis	—
Deborah M. Derby	77,306
Matthew Dunnigan	—
David S. Harris	103,079
Lawrence E. Hyatt	77,306
Matthew Perelman	78,219
Alexander Sloane	78,219
John D. Smith	73,530

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table provides information regarding beneficial ownership of our common stock as of March 1, 2024 and to reflect the conversion of Series D Preferred Stock into shares of our common stock by:
•each stockholder known by us to beneficially own more than 5% of our outstanding shares of common stock;
•each of our directors, nominees for director and Named Executive Officers (as defined in “Executive Compensation—Compensation Discussion and Analysis” herein) individually; and
•all directors and executive officers as a group.
There were 54,971,038 shares of our common stock outstanding on March 1, 2024 (without giving effect to the conversion of Series D Preferred Stock).
Unless noted otherwise, to our knowledge, each of the following persons listed below have sole voting and investment power with respect to the shares of common stock beneficially owned, except to the extent that authority is shared by spouses or others under applicable law or otherwise.
The information contained in this table reflects “beneficial ownership” as defined in Rule 13d-3 of the Exchange Act. Beneficial ownership includes (i) shares of common stock which a person has either sole or shared voting power or investment power and also any shares the person has the right to acquire within 60 days following March 1, 2024 through the exercise any stock option or other right, including options to officers and directors authorized by Board resolution, but not yet issued, and (ii) shares of common stock issuable upon conversion of Series D Preferred Stock held by a person that were convertible on March 1, 2024 or convertible within 60 days following that date. However, such shares are not considered outstanding for the purpose of computing the percentage ownership of any other person except as otherwise indicated with respect to the Series D Preferred Stock, nor is there any obligation to exercise any of the options or to convert the Series D Preferred Stock. Except as otherwise indicated, the address for each beneficial owner is c/o Carrols Restaurant Group, Inc., 968 James Street, Syracuse, NY 13203.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class	Percent of Class Giving Effect to the Conversion of Series D Preferred Stock(1)
Cambridge Franchise Holdings, LLC(2)	10,442,310	19.0%	16.2%
Cambridge Franchise Partners, LLC
Matthew Perelman
Alexander Sloane
Restaurant Brands International Inc.(3)	9,414,580	—%	14.6%
Restaurant Brands International Limited Partnership
BlackRock, Inc.(4)	3,419,320	6.2%	5.3%
Deborah M. Derby(5)	672,968	1.2%	1.0%
Anthony E. Hull(6)	672,496	1.2%	1.0%
Jared L. Landaw	176,882	*	*
Joseph W. Hoffman(7)	276,243	*	*
Richard G. Cross(8)	352,999	*	*
David S. Harris	267,787	*	*
Hannah S. Craven	170,393	*	*
Lawrence E. Hyatt	147,399	*	*
John D. Smith	85,407	*	*
Thomas B. Curtis (9)	—	—%	—%
Matthew Dunnigan(9)	—	—%	—%
Matthew Perelman(10)	10,737,421	19.5%	16.7%
Alexander Sloane(11)	10,606,471	19.3%	16.5%
All directors and executive officers as a group(12)	14,064,806	25.4%	21.7%
*    Less than 1.0%.
(1)Percentages calculated on the basis of a number of shares of our common stock outstanding equal to the sum of (i) 54,971,038, the number of shares of our common stock outstanding as of March 1, 2024, and (ii) 9,414,580, the number of shares of our common stock that would be issuable upon the conversion of all of the outstanding shares of Series D Preferred Stock.
(2)Information was obtained from a Schedule 13D/A (Amended No. 6) filed on January 17, 2024 with the SEC. Cambridge Holdings and CFP each has sole voting power and sole dispositive power over 0 shares of our common stock and shared voting power and shared dispositive power over 10,442,310 shares of our common stock. The address for each of Cambridge Holdings and CFP is 853 Broadway, Suite 1605, New York, New York 10003.
(3)Information was obtained from a Schedule 13D/A (Amendment No. 4) filed on January 11, 2024 with the SEC. BKC and Burger King International, LLC, another affiliate of RBI, beneficially own an aggregate of 9,414,580 shares of our common stock issuable upon the conversion of shares of Series D Preferred Stock. RBI and Restaurant Brands International Limited Partnership (“RBI LP”) each has sole voting power over 9,414,580 shares, sole dispositive power over 9,414,580 shares and shared voting and shared dispositive power over 0 shares. The address for RBI and RBI LP is 130 King Street West, Suite 300, P.O. Box 399, Toronto, Ontario M5X 1E1 Canada.
(4)Information was obtained from a Schedule 13G filed on January 29, 2024 with the SEC. BlackRock, Inc. has sole voting power over 3,297,518 shares of our common stock and sole dispositive power over 3,419,320 shares of our common stock and shared voting power and shared dispositive power over 0 shares of our common stock. The address for BlackRock, Inc. is 50 Hudson Yards, New York, New York 10001.
(5)Ms. Derby has served as our President and Chief Executive Officer since May 1, 2023.
(6)Includes shares of common stock issuable pursuant to 10,706 restricted stock units and 100,000 vested stock options. Mr. Hull has served as our interim President and Chief Executive Officer since December 31, 2022 until April 30, 2023 and has served as our Chief Financial Officer and Treasurer since January 2020.
(7)Includes 75,000 vested stock options.
(8)Includes shares of common stock issuable pursuant to 2,547 restricted stock units and 75,000 vested stock options.

(9)The address of Mr. Curtis and Mr. Dunnigan is 130 King Street West, Suite 300, Toronto, ON A6 M5X1E1, Canada.
(10)Includes 295,111 shares of our common stock held directly by Mr. Perelman and 10,442,310 shares of common stock held by Cambridge Holdings and CFP. Mr. Perelman and Mr. Sloane are the managing principals of CFP, which is the sole member and manager of Cambridge Holdings. Accordingly, each of Mr. Perelman and Mr. Sloane may be deemed to beneficially own the securities of the Company held by CFP. The address for each of Mr. Perelman and Mr. Sloane is 853 Broadway, Suite 1605, New York, New York 10003.
(11)Includes 164,161 shares of our common stock held directly by Mr. Sloane and 10,442,310 shares of common stock held by Cambridge Holdings and CFP. Mr. Perelman and Mr. Sloane are the managing principals of CFP, which is the sole member and manager of Cambridge Holdings. Accordingly, each of Mr. Perelman and Mr. Sloane may be deemed to beneficially own the securities of the Company held by CFP. The address for each of Mr. Perelman and Mr. Sloane is 853 Broadway, Suite 1605, New York, New York 10003.
(12)Includes (i) 127,964 beneficially owned shares of our common stock held by Nathan Mucher, who is our Vice President and Chief Information Officer, which includes shares of common stock pursuant to 2,205 restricted stock units and 25,000 vested stock options (ii) 77,396 beneficially owned shares of our common stock held by Ahmad Filsoof, who is our Vice President, Strategic Initiatives (iii) 121,290 beneficially owned shares of our common stock held by Gretta B. Miles, who is our Vice President, Controller, which includes 25,000 vested stock options (iv) 14,000 beneficially owned shares of our common stock held by Gary McQuillan, who is our Vice President, Strategic Procurement and (v) in aggregate, shares of common stock issuable pursuant to 15,458 restricted stock units and 300,000 vested stock options (inclusive of those held by and Mr. Mucher and Ms. Miles).
Equity Compensation Plans
The following table summarizes, as of December 31, 2023, the equity compensation plans under which our common stock may be issued to our directors, officers and employees. Our stockholders approved all plans.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
Equity compensation plans approved by security holders	925,000	$7.12	2,433,999
Equity compensation plans not approved by security holders	—	—	—
Total	925,000	$7.12	2,433,999
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transaction Procedures
The Board of Directors has assigned responsibility for reviewing related party transactions to our Audit Committee. The Board of Directors and the Audit Committee have adopted a written policy pursuant to which related party transactions must be submitted to the Audit Committee for review and approval as required by the rules of the SEC. The Audit Committee reports to the Board of Directors on all related party transactions reviewed by the committee.
Series D Preferred Stock
On May 30, 2012, we and Carrols LLC, our indirect wholly-owned subsidiary, which we refer to as “Carrols LLC”, purchased 278 company-owned restaurants from BKC, which we refer to as the “2012 acquisition”. As part of the consideration paid to BKC in the 2012 acquisition, on May 30, 2012, Carrols Holdco Inc. ("Carrols Holdco") (formerly Carrols Restaurant Group, Inc.) issued 100 shares of its Series A Convertible Preferred Stock, par value $0.01 per share (“Series A Preferred Stock”), to BKC, which were convertible into an aggregate of 28.9% of the outstanding shares of Carrols Holdco (previously known as Carrols Restaurant Group) common stock, on a fully diluted basis, on May 30, 2012 after giving effect to the issuance of the Series A Preferred Stock (or 9,414,580 shares of Carrols Holdco (previously known as Carrols Restaurant Group) common stock in the aggregate, which we refer to as the “BKC Conversion Shares”).

On November 30, 2018, Carrols Holdco (previously known as Carrols Restaurant Group) entered into a Preferred Stock Exchange Agreement (the “Series A Exchange Agreement”) with BKC. Pursuant to the terms of the Series B Exchange Agreement, BKC exchanged (the “Series A Exchange”) 100 shares (the “Series A Shares”) of Series A Preferred Stock held by BKC for 100 shares (the “Carrols Holdco Series B Shares”) of Carrols Holdco (previously known as Carrols Restaurant Group) Series B Preferred Stock, newly issued by Carrols Holdco (previously known as Carrols Restaurant Group). The powers, preferences and rights of the Carrols Holdco Series B Shares were substantially similar to those of the Series A Shares (including, without limitation, that the Carrols Holdco Series B Shares were convertible into the same number of shares of Carrols Holdco (previously known as Carrols Restaurant Group) common stock on an as-converted basis as the Series A Shares), except that the Carrols Holdco Series B Shares could be transferred by BKC to certain other entities that are both affiliates of BKC and either RBI or RBI LP, each an indirect parent of BKC (such affiliates of BKC and RBI or RBI LP, the “RBI Investors”), without the termination of the certain rights that were previously granted solely to BKC pursuant to the Certificate of Designation of the Series A Preferred Stock.
On November 30, 2018, in connection with the Series A Exchange, Carrols Holdco (previously known as Carrols Restaurant Group) (i) upon issuance of 100 shares of Carrols Holdco’s Series B Convertible Preferred Stock, par value $0.01 per share (the “Carrols Holdco Series B Preferred Stock“), to BKC pursuant to a Certificate of Designation of Series B Preferred Stock and (ii) upon receipt of the 100 Series A Shares, which constituted all of the shares of Series A Preferred Stock outstanding, retired the Series A Preferred Stock by filing a Certificate of Retirement of Series A Convertible Preferred Stock of Carrols Holdco (the “Series A Certificate of Retirement”) with the Secretary of State of Delaware as part of Carrols Holdco’s Certificate of Incorporation, in accordance with the General Corporation Law of the State of Delaware (the “DGCL”). The Series A Certificate of Retirement permanently retired the Series A Preferred Stock and eliminated all references to the Series A Preferred Stock from Carrols Holdco’s Certificate of Incorporation.
The Series A Exchange Agreement also provided that the BKC Conversion Shares were to be included as “Registrable Securities”, as defined in the BKC Registration Rights Agreement (as defined below), which provides for certain registration rights for the shares of Carrols Holdco’s (formerly Carrols Restaurant Group) common stock.
At the effective time of the Cambridge Transaction (as defined below), each share of Carrols Holdco (previously known as Carrols Restaurant Group) common stock was automatically converted into one share of our common stock and each share of Carrols Holdco Series B Preferred Stock was automatically exchanged for one share of our Series B Preferred Stock which has the same designations, rights, powers and preferences and the qualifications, limitations and restrictions as the corresponding share of Carrols Holdco Series B Preferred Stock.
On December 20, 2022, the Company entered into a Preferred Stock Exchange Agreement (the “Series B Exchange Agreement”) with two wholly-owned indirect subsidiaries of RBI and RBI LP (collectively, such subsidiaries are referred to herein as the “Investors”). Pursuant to the terms of the Series B Exchange Agreement, the Investors exchanged (the “Series B Exchange”) 93 shares and 7 shares, respectively, of Series B Preferred Stock (collectively, the "Series B Shares"), for 93 shares and 7 shares (collectively, the “Series D Shares”), respectively, of our newly issued Series D Preferred Stock. The powers, preferences and rights of the Series D Shares are substantially similar to those of the Series B Shares (including, without limitation, that the Series D Shares are convertible into the same number of shares of our common stock on an as-converted basis as the Series B Shares), except that the Series D Shares may be transferred by the holders to certain other entities that are both the franchisor of the Burger King brand or an affiliate thereof and a wholly-owned direct or indirect subsidiary of either RBI or RBI LP, each an indirect parent of the Investors, without the termination of the Rights (as defined below) that were previously granted to BKC or an entity that was both an affiliate of BKC and a wholly-owned direct or indirect subsidiary of RBI or RBI LP pursuant to the Certificate of Designation of the Series D Preferred Stock.
Each share of the Series D Preferred Stock is convertible into 94,145.80 shares of our common stock, or an aggregate of 9,414,580 shares of our common stock constituting approximately 14.6% of the outstanding shares of our common stock (the “Series D Conversion Shares”) as of February 9, 2024 on an as-converted basis after giving effect to the issuance of the Series D Conversion Shares.

On December 20, 2022, in connection with the Series B Exchange, we (i) upon issuance of 100 shares of the Series D Shares to the Investors pursuant to a Certificate of Designation of Series D Preferred Stock and (ii) upon receipt of the 100 Series B Shares, which constituted all of the shares of Series B Preferred Stock outstanding, retired the Series B Preferred Stock by filing a Certificate of Retirement of Series B Convertible Preferred Stock of the Company (the “Series B Certificate of Retirement”) with the Secretary of State of Delaware as part of our Certificate of Incorporation, in accordance with the DGCL. The Series B Certificate of Retirement permanently retired the Series B Preferred Stock and eliminated all references to the Series B Preferred Stock from our Certificate of Incorporation.
The Series B Exchange Agreement also provides that the Series D Conversion are to be included as “Registrable Securities” as defined in the BKC Registration Rights Agreement, which provides for certain registration rights for shares of our common stock.
The Series D Certificate of Designation provides that the Investors will have certain rights (collectively, the “Rights”), including approval rights, so long as they collectively own greater than 10% of the outstanding shares of our common stock (on an as-converted basis) with regards to, among other things: (a) modifying our organizational documents; (b) amending the size of our Board of Directors; (c) authorizing or consummating any liquidation event (as defined in the Series D Certificate of Designation); (d) engaging in any business other than the acquisition and operation of Burger King and Popeyes restaurants, except following a bankruptcy filing, reorganization or insolvency proceeding by or against RBI BKC LLC or Popeyes Louisiana Kitchen, Inc., which filing has not been dismissed within 60 days; and (g) issuing, in any single transaction or series of related transactions, shares of our common stock in an amount exceeding 35% of the total number of shares of our common stock outstanding immediately prior to the time of such issuance. The Series D Preferred Stock votes with our common stock on an as-converted basis. The Series D Certificate of Designation provides the Investors with the right to elect two members of our Board of Directors as Class D members at each annual meeting of stockholders until the date on which the number of shares of our common stock into which the outstanding shares of Series D Preferred Stock held by the Investors are then convertible constitutes less than 11.5% of the total number of outstanding shares of our common stock (the “BKC Director Step-Down Date”). From the BKC Director Step-Down Date to the date on which the number of shares of our common stock into which the outstanding shares of Series D Preferred Stock held by the Investors are then convertible constitute less than 7.5% of the total number of outstanding shares of our common stock, the Investors will have the right to elect one member to our Board of Directors as a Class D member at each annual meeting of stockholders. The Series D Preferred Stock will rank senior to our common stock with respect to rights on liquidation, winding-up and dissolution of the Company. The Series D Preferred Stock will receive dividends and amounts upon a liquidation event (as defined in the Series D Certificate of Designation) on an as-converted basis.
Amended and Restated Area Development Agreement
On January 4, 2021 (the “Commencement Date”), the Company, Carrols Holdco, Carrols and Carrols LLC entered into an Amended and Restated Area Development Agreement (the “Amended and Restated Area Development Agreement”) with BKC which amended and restated the Area Development and Remodeling Agreement (the “Area Development Agreement”) dated April 30, 2019 with BKC. The Amended and Restated Area Development Agreement (i) removes the prior obligation by Carrols LLC under the Area Development Agreement to remodel or upgrade a total of 748 Burger King restaurants by September 30, 2024, (ii) amends and replaces the prior obligation by Carrols LLC under the Area Development Agreement to open, develop and operate a total of 200 Burger King restaurants by September 30, 2024 with the new development obligation described below and (iii) terminates the assignment by BKC to Carrols LLC of BKC's right of first refusal under its franchise agreements with its franchisees to purchase all of the assets of a Burger King restaurant or all or substantially all of the voting stock of the franchisee, whether direct or indirect, on the same terms proposed between such franchisee and a third party purchaser in 16 states, which included Arkansas, Indiana, Kentucky, Louisiana, Maine, Maryland, Michigan, Mississippi, North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina, Tennessee, Vermont and Virginia (subject to certain exceptions for certain limited geographic areas within certain states).

Pursuant to the Amended and Restated Area Development Agreement, Carrols LLC agreed to open, build and operate a total of 50 new Burger King restaurants, including 4 Burger King restaurants by September 30, 2021, 10 additional Burger King restaurants by September 30, 2022, 12 additional Burger King restaurants by September 30, 2023, 12 additional Burger King restaurants by September 30, 2024 and 12 additional Burger King restaurants by September 30, 2025 (in each case subject to a 90 day cure period) (the “Development Obligations”), subject to and in accordance with the terms of the Amended and Restated Area Development Agreement, in (i) Kentucky, Tennessee and Indiana (excluding certain geographic areas in Indiana) (the “Territory”) and (ii) (a) 16 states, which include Arkansas, Indiana, Kentucky, Louisiana, Maine, Maryland, Michigan, Mississippi, North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina, Tennessee, Vermont and Virginia (subject to certain exceptions for certain limited geographic areas within certain states) and (b) any other geographic locations that Carrols LLC enters after the Commencement Date pursuant to BKC procedures (subclauses (a) and (b) collectively, the “Extra Territory”), provided that up to 10 restaurants developed during the term of the Amended and Restated Area Development Agreement in the Extra Territory shall be considered for purposes of satisfying the Development Obligations (the “Extra Territorial Restaurant Cap”).
In addition, pursuant to the Amended and Restated Area Development Agreement, BKC granted Carrols LLC franchise pre-approval (the “Franchise Pre-Approval”) to build new Burger King restaurants or acquire Burger King restaurants from Burger King franchisees in the Territory and the Extra Territory (subject to the Extra Territorial Restaurant Cap), and in the case of acquiring Burger King restaurants from Burger King franchisees, outside of the Territory but in a geographic location where Carrols LLC or its affiliates operate Burger King restaurants prior to such acquisition. Franchise Pre-Approval for the acquisition of Burger King restaurants from Burger King franchisees in the Territory will be terminated on the date that Carrols LLC acquires more than 500 Burger King restaurants in the aggregate from Burger King franchisees inside or outside of the Territory. The grant by BKC to Carrols LLC of Franchise Pre-Approval to develop new Burger King restaurants in the Territory or the Extra Territory is subject to customary BKC franchise, site and construction approval as specified in the Amended and Restated Area Development Agreement. The continued grant of Franchise Pre-Approval is subject to suspension or termination in the event of non-compliance by Carrols LLC with certain terms as set forth in the Amended and Restated Area Development Agreement.
Popeyes Development Agreement
Through the Cambridge Merger, the Company assumed Cambridge Holdings’ development agreement dated as of October 9, 2017, as amended (the “Development Agreement”), for Popeyes®, which included a right of first refusal for acquisitions in two southern states, as well as a development commitment for approximately 80 new Popeyes® restaurants over six years.
The Development Agreement was terminated on March 17, 2021 pursuant to an Agreement of Cancellation and Termination of Development Agreement and General Release (the “Termination Agreement”) entered into with Popeyes Louisiana Kitchen, Inc. (“PLK”). Certain covenants applicable to certain of the Company’s indirect subsidiaries survive the termination of the Development Agreement, and PLK has reserved the right to charge certain of the Company’s indirect subsidiaries a $600,000 fee pursuant to Section 5.03(i) of the Development Agreement if the parties are not able to come to a mutually agreeable solution with respect to such fee within a one hundred eighty day (180) day period of March 17, 2021.
Series C Preferred Stock
On April 30, 2019, the Company acquired 165 Burger King® restaurants, 55 Popeyes® restaurants, six convenience stores and certain real property from Cambridge Holdings (the “Cambridge Transaction”), in consideration for the issuance to Cambridge Holdings of 7,364,413 shares of our common stock and 10,000 shares of the Company’s Series C Convertible Preferred Stock, par value $0.01 per share (the “Series C Preferred Stock”) which were converted into 7,450,402 shares of our common stock upon approval of such conversion at the Company’s 2019 Annual Stockholders Meeting on August 29, 2019.

At the effective time of the Cambridge Transaction, each share of Carrols Holdco (formerly Carrols Restaurant Group, Inc.) common stock, par value $0.01 per share, was automatically converted into one share of our common stock and each share of Carrols Holdco Series B Preferred Stock was automatically exchanged for one share of the Company’s Series B Preferred Stock, which has the same designations, rights, powers and preferences and the same qualifications, limitations and restrictions as the corresponding share of Carrols Holdco Series B Preferred Stock.
Cambridge Registration Rights and Stockholders’ Agreement
Simultaneously with the closing of the Cambridge Transaction, the Company and Cambridge Holdings entered into the Cambridge Registration Rights and Stockholders’ Agreement pursuant to which the Company agreed to file one shelf registration statement on Form S-3 covering the resale of at least 30% of the shares of our common stock held by Cambridge Holdings and shares of our common stock issued or issuable to Cambridge Holdings by way of a stock dividend or stock split or in connection with a combination of shares, recapitalization, merger consolidation or other reorganization (collectively, the “Cambridge Registrable Shares”) upon written request of Cambridge Holdings at any time after the 24-month anniversary of the closing of the Cambridge Transaction. The Cambridge Registration Rights and Stockholders’ Agreement also provides that Cambridge Holdings may make up to three demands to register, in connection with an underwritten public offering of the Cambridge Registrable Shares, for the resale of at least 33.3% of the Cambridge Registrable Shares held by Cambridge Holdings at the time of such demand upon the written request by Cambridge Holdings at any time following the 24th month anniversary of the closing of the Cambridge Transaction. The Cambridge Registration Rights and Stockholders’ Agreement also provides that whenever we register shares of our common stock under the Securities Act (other than on a Form S-4 or Form S-8), then Cambridge Holdings will have the right as specified therein to register its shares of our common stock as part of that registration. The registration rights under the Cambridge Registration Rights and Stockholders’ Agreement are subject to the rights of the managing underwriters, if any, to reduce or exclude certain shares owned by Cambridge Holdings from an underwritten registration and the rights of RBI Investors pursuant to a the BKC Registration Rights Agreement (as defined below and subject to certain rights of certain persons, including members of current and former management of the Company that have piggyback registration rights). Except as otherwise provided, the Cambridge Registration Rights and Stockholders’ Agreement requires the Company to pay for all costs and expenses, other than underwriting discounts, commissions and underwriters’ counsel fees, incurred in connection with the registration of our common stock, stock transfer taxes and the expenses of Cambridge Holdings’ legal counsel in connection with the sale of the Cambridge Registrable Shares, provided that the Company will pay the reasonable fees and expenses of one counsel for Cambridge Holdings up to $50,000 in the aggregate for any registration thereunder, subject to the limitations set forth therein. The Company will also agree to indemnify Cambridge Holdings against certain liabilities, including liabilities under the Securities Act.
For the period that is two years after the date of the Cambridge Registration Rights and Stockholders’ Agreement, Cambridge Holdings may not, without the approval of a majority of the directors of the Company other than the Cambridge Investor Directors, directly or indirectly transfer any shares of our common stock held by Cambridge Holdings provided that such transfer restriction will not apply to (i) any transfer of shares of our common stock held by Cambridge Holdings yielding up to $6.0 million in gross aggregate proceeds, and (ii) transfers to Permitted Affiliates.

Until the date that Cambridge Holdings and the Permitted Affiliates (as defined in the Cambridge Registration Rights and Stockholders’ Agreement) hold shares of our common stock that, together with shares of our common stock issuable upon the conversion of the Series C Preferred Stock which were issued on August 29, 2019 (the “Conversion Common Stock”), constitute less than 14.5% of the total number of outstanding shares of our common stock (the “Cambridge Director Step-Down Date”), Cambridge Holdings has the right to nominate two individuals as director nominees of our Board of Directors (each a "Cambridge Investor Director"), which shall initially be Matthew Perelman and Alexander Sloane, and the Board of Directors will take all necessary action to support the election and appointment of such director nominees as directors of the Board of Directors. From the Cambridge Director Step-Down Date to the date that Cambridge Holdings and the Permitted Affiliates hold shares of our common stock and Conversion Common Stock that constitute less than 10% of the total number of outstanding shares of our common stock (the “Cambridge Director Cessation Date”), Cambridge Holdings has the right to nominate one individual as a director nominee of our Board of Directors and the Company and our Board of Directors will take all necessary action to support the election and appointment of such director nominee as a director of the Board of Directors. Until the Cambridge Director Cessation Date, the Company and the Board of Directors will act to ensure that the number of Cambridge Investor Directors serving on each committee of the Board of Directors is, to the extent possible, proportional to the number of Cambridge Investor Directors serving on the Board of Directors and that at least one Cambridge Investor Director serves on each of the Compensation Committee, the Finance Committee and the Nominating and Corporate Governance Committee of the Board of Directors at all times, provided that such Cambridge Investor Directors meet the requirements to serve on such committee under the rules and regulations of NASDAQ, the Securities Act and the Exchange Act.
Until the Cambridge Director Cessation Date, at each annual or special meeting of our stockholders at which any person is subject to election or re-election as a member of the Board of Directors, Cambridge Holdings has agreed to cause to be present for quorum purposes all shares of our common stock that Cambridge Holdings and its Permitted Affiliates have the right to vote as of the record date for such meeting of our stockholders, and vote or cause to be voted all such shares of our common stock held by Cambridge Holdings in favor of the election of all of the director nominees recommended for election by the Board of Directors, and against the removal of any such director (unless proposed by the Company).
On April 1, 2021, the Company and Cambridge Holdings entered into Amendment No. 1 to the Cambridge Registration Rights and Stockholders’ Agreement, which provides that the Cambridge Investor Directors have the right to receive equity grants and other grants made by the Company to non-employee directors from time to time pursuant to the Company’s 2016 Stock Incentive Plan, as amended, or any other equity incentive plan then in effect.
Pursuant to the Cambridge Registration Rights and Stockholders' Agreement, on June 22, 2023, the Company filed a Registration Statement on Form S-3 with the SEC, which was declared effective on July 10, 2023 (the “Registration Statement”), registering for resale by Cambridge Holdings of up to 14,814,815 shares of our common stock held by Cambridge Holdings. On November 13, 2023, the Company, Cambridge Holdings and Jefferies LLC entered into the Open Market Sale Agreement (the "Open Market Sale Agreement") pursuant to which Cambridge Holdings may offer from time to time up to 14,407,755 shares of our common stock held by Cambridge Holdings and registered for resale pursuant to the Registration Statement. On September 14, 2023, Cambridge Holdings sold 407,060 shares of our common stock under the Open Market Sale Agreement and the Registration Statement. On December 3, 2023, Cambridge Holdings sold 1,960,136 shares of our common stock under the Open Market Sale Agreement and the Registration Statement. The Company did not receive any proceeds from either sale of our common stock by Cambridge Holdings under the Open Market Sale Agreement and the Registration Statement.
Lease Guarantees
Fiesta Restaurant Group, Inc. ("Fiesta"), a former wholly-owned subsidiary of the Company, was spun-off in 2012 to the Company's stockholders. As of December 31, 2023, the Company is a guarantor under 17 leases from the time when Fiesta was its subsidiary, which have lease terms expiring on various dates through 2030. As of December 31, 2023, the guarantees include eight Fiesta restaurant property leases of which all but one Fiesta-owned restaurant is still operating. Eight of these guarantees are for leases with Pollo Operations, Inc, a wholly owned subsidiary of Fiesta. The Company is fully liable for all obligations under the terms of the leases in the event that a tenant fails to pay any sums due under the lease, subject to indemnification provisions of the Separation and Distribution Agreement entered into in connection with the spin-off of Fiesta. On October 30, 2023, Fiesta was acquired by affiliates of Garnett Station Partners. Matthew Perelman and Alexander Sloane, each a member of the Company’s Board of Directors, are affiliates of GSP and affiliates of Cambridge Holdings.
The maximum potential amount of future undiscounted rental payments the Company could be required to make under these leases at December 31, 2023 was $8.3 million, of which $5.1 million pertains to Fiesta restaurant property leases. The obligations under these leases will generally continue to decrease over time as these operating leases expire, except for any execution of renewal options that exist under the original leases. No payments related to these guarantees have been made by the Company to date and none are expected to be required to be made in the future. The Company has not recorded a liability for these guarantees in accordance with ASC 460 - Guarantees, as Fiesta has indemnified the Company for all such obligations and the Company did not believe it was probable it would be required to perform under any of the guarantees or direct obligations.
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
The Company entered into the following agreements related to BKC's "Reclaim the Flame" plan:
•In the third quarter of 2022, the Company entered into an agreement with BKC in connection with their "Reclaim the Flame" investment plan. Pursuant to this initiative, BKC has agreed to fund $120 million in additional advertising expenditures over the period October 1, 2022 through December 31, 2024. Following the investment period in 2023 and 2024, participating franchisees, including the Company, have agreed to increase advertising fund contributions by 0.5% of restaurant sales through 2026 if a profitability threshold for the Burger King system is met for the full fiscal year 2024, and further through 2028 if a secondary profitability threshold is met for the full fiscal year 2026.
•In the second quarter of 2023, the Company entered into an agreement and related documentation with BKC in connection with their "Royal Reset" program that will provide the Company with approximately $12.2 million of restaurant technology equipment in 2023, conditioned upon the Company completing certain repairs, replacements and improvements to the Company's restaurant assets at a cost of approximately $12.2 million by March 31, 2024. As of December 31, 2023, approximately $8.4 million in equipment has been received by the Company related to this arrangement and $13.1 million in qualified repairs, replacements and improvements have been completed by the Company. As of December 31, 2023, 66 restaurants have kiosks installed, which the Company expects will drive sales with higher average checks and enhance the guest experience.
•In the third quarter of 2023, the Company entered into an agreement with BKC to remodel 64 restaurants in total between 2023 and 2024 in connection with their "Reclaim the Flame" remodel incentive program. The Company expects approximately one-half of the projects we begin in 2024 to be in BKC's latest "Sizzle" restaurant image. The new “Sizzle” format includes enhancements to guest experience through digital improvements, updated drive-thru and pick-up, as well as signature design elements The Company completed the first ground-up "Sizzle" restaurant in the Burger King system in October 2023 in Marion, North Carolina.

BKC Registration Rights Agreement
Upon the closing of the 2012 acquisition, Carrols Holdco (previously known as Carrols Restaurant Group) and BKC entered into a registration rights agreement (the “BKC Registration Rights Agreement”) and pursuant to which we agreed to file one shelf registration statement on Form S-3 covering the resale of at least 30% of the Series D Conversion Shares as promptly as possible upon written request of BKC at any time after the 36-month anniversary of the closing of the 2012 acquisition. The BKC Registration Rights Agreement also provides that BKC may make up to three demands to register for the resale of at least 33.3% of the Series D Conversion Shares held by BKC under the Securities Act on the date of the closing of the 2012 acquisition upon the written request by BKC at any time following the 30-month anniversary of the closing of the 2012 acquisition. The BKC Registration Rights Agreement also provides that whenever we register shares of our common stock under the Securities Act (other than on a Form S-4 or Form S-8), BKC has the right as specified therein to register its Series D Conversion Shares as part of that registration, provided, however, that such registration rights are subject to the rights of the managing underwriters, if any, to reduce or exclude certain Series D Conversion Shares owned by BKC from an underwritten registration (and subject to certain rights of certain persons, including members of our management that have piggyback registration rights). Except as otherwise provided in the BKC Registration Rights Agreement, the BKC Registration Rights Agreement requires us to pay for all costs and expenses, other than underwriting discounts, commissions and underwriters’ counsel fees, incurred in connection with the registration of our common stock, stock transfer taxes and the expenses of BKC’s legal counsel in connection with the sale of the Series D Conversion Shares, provided that we will pay the reasonable fees and expenses of one counsel for BKC up to $50,000 in the aggregate for any registration thereunder, subject to the limitations set forth therein. We will also agree to indemnify BKC against certain liabilities, including liabilities under the Securities Act. We have also agreed, to the extent a shelf registration is effective, to file up to two prospectus supplements in connection with a block sale or non-marketed underwritten offering by BKC of our common stock held by BKC and pay one half of the accounting and printing fees related thereto to the extent such sale or offering is for a sales price of no less than 90% of the average closing price of our common stock for the five trading days ending immediately prior to such sale or offering and is not less than 300,000 shares of common stock.
The Exchange Agreement also provides that our common stock issuable to BKC and RBI Investors upon the conversion of the Series D Shares are to be included as “Registrable Securities”, as defined in the BKC Registration Rights Agreement.
Franchise Agreements and Leases
We operate all of our restaurants pursuant to franchise agreements entered into with BKC and PLK. In addition, we have entered into real property leases or subleases with BKC for a number of our restaurants.
Kiosk Agreement
In December 2023, we entered into an agreement with BKC under which BKC has agreed to provide us with self-order kiosks conditioned upon us purchasing additional self-order kiosks for our Burger King restaurants beyond the restaurant technology investments as part of BKC's Royal Reset agreements. Among other things, under this agreement, if we provide written notice to BKC by March 31, 2024 to purchase kiosks worth $1.7 million, BKC will provide us with an additional $2.5 million of kiosks for use in our Burger King restaurants. We may also elect to further expand kiosk installation and if, by written notice to BKC no later than May 31, 2024, we agree to purchase an additional $2.5 million of kiosks, BKC will provide us with additional kiosks worth up to $3.7 million for use in our restaurants. These additional kiosks must be installed by December 31, 2024.
Settlement Agreement
In September 2023, the Company, Carrols Corporation, Carrols LLC and BKC entered into a Settlement Agreement pursuant to which BKC paid Carrols LLC $4,250,000 to settle disputes pertaining to the development of certain Burger King restaurants for other franchisees near Company restaurants.
Board Independence
As required by the listing standards of NASDAQ, a majority of the members of our Board must qualify as “independent”, as affirmatively determined by our Board. Our Board determines director independence based on an analysis of such listing standards and all relevant securities and other laws and regulations regarding the definition of “independent”.
Consistent with these considerations, after review of all relevant transactions and relationships between each director, any of his or her family members, and us, our executive officers and our independent registered public accounting firm, the Board has affirmatively determined that six of the nine members of our Board of Directors are currently independent directors. Our independent directors pursuant to NASDAQ listing standards are Hannah S. Craven, David S. Harris, Lawrence E. Hyatt, Matthew Perelman, Alexander Sloane and John D. Smith.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Fees for Professional Services
The following table sets forth the aggregate fees billed or expected to be billed to us for professional services rendered by Deloitte for the fiscal years ended December 31, 2023 and January 1, 2023:

	Year Ended
	December 31, 2023	January 1, 2023
	(Amounts in thousands)
Audit Fees(1)	$1,433	$1,247
Audit-Related Fees(2)	227	2
Total Audit and Audit-Related Fees	1,660	1,249
Tax Fees(3)	4	—
All Other Fees	$15	$—
Total	$1,679	$1,249
(1)Audit fees consist of fees for the annual audit of the Company’s consolidated financial statements included in our Annual Report on Form 10-K, the quarterly reviews of the Company’s interim financial statements included in our quarterly reports on Form 10-Q, and the annual audit of the Company's internal controls over financial reporting.
(2)Audit related fees shown include fees for assurance and related services that are traditionally performed by independent auditors. These fees include due diligence related to mergers and acquisitions, financing transactions and consulting on financial accounting/reporting standards.
(3)Tax fees consist of the aggregate fees for tax compliance and tax advisory and consulting services.
Pre-Approval Policies and Procedures
The Audit Committee has established a policy regarding the pre-approval of all audit and non-audit services provided to us by Deloitte. The policy provides for Audit Committee pre-approval of all audit and non-audit services other than de minimis non-audit services. The Audit Committee may delegate pre-approval authority to a member of the Audit Committee between regularly scheduled meetings; provided, however, the decisions of any Audit Committee member to whom pre-approval authority is delegated must be presented to the full Audit Committee at its next scheduled meeting.

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
2.1
Asset Purchase Agreement, dated as of March 26, 2012, among Carrols Restaurant Group, Inc., Carrols LLC and Burger King Corporation (incorporated by reference to Exhibit 2.1 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on March 28, 2012)

2.2
Agreement and Plan of Merger, dated as of February 19, 2019 among Carrols Restaurant Group, Inc., Carrols Holdco Inc., GRC MergerSub Inc., GRC MergerSub LLC, Cambridge Franchise Partners, LLC, Cambridge Franchise Holdings, LLC and New CFH, LLC (incorporated by reference to Exhibit 2.1 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on February 25, 2019)

2.3
Agreement and Plan of Merger, dated as of January 16, 2024, by and among Restaurant Brands International Inc., BK Cheshire Corp. and Carrols Restaurant Group, Inc. (incorporated by reference to Exhibit 2.1 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on January 16, 2024)

3.1
Amended and Restated Certificate of Incorporation of Carrols Restaurant Group, Inc. (incorporated by reference to Exhibit 3.1 to Carrols Restaurant Group Inc.'s Current Report on Form 8-K filed on May 6, 2019)

3.2
Certificate of Amendment to Amended and Restated Certificate of Incorporation of Carrols Restaurant Group, Inc. (incorporated by reference to Exhibit 3.2 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on May 6, 2019)

3.3
Certificate of Amendment to Amended and Restated Certificate of Incorporation of Carrols Restaurant Group, Inc. (incorporated by reference to Exhibit 3.3 to Carrols Restaurant Group, Inc's Annual Report on Form 10-K filed on March 13, 2020)

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

4.1	Form of Stock Certificate for Common Stock (incorporated by reference to Exhibit 4.1 to Carrols Restaurant Group, Inc.'s Quarterly Report on Form 10-Q filed on May 10, 2012)
4.2
Form of Registration Rights Agreement between Carrols Restaurant Group Inc. and Burger King Corporation (incorporated by reference to Exhibit 4.2 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on March 28, 2012)

4.3
Registration Rights Agreement between Carrols Holdco Inc. and Cambridge Franchise Holdings, LLC (incorporated by reference to Exhibit 4.3 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on May 6, 2019)

4.4	Description of Capital Stock (incorporated by reference to Carrols Restaurant Group, Inc.'s Annual Report on Form 10-K filed on March 11, 2021)
4.5
Indenture governing the 5.875% Senior Notes due 2029, dated as of June 28, 2021, among Carrols Restaurant Group, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 10.1 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on June 30, 2021)

4.6	Form of 5.875% Senior Notes due 2029 (incorporated by reference to Exhibit 4.11)
10.1	Carrols Corporation Retirement Savings Plan dated April 1, 1999 (incorporated by reference to Exhibit 10.29 to Carrols Corporation's 1999 Annual Report on Form 10-K) †
10.2	Carrols Corporation Retirement Savings plan July 1, 2002 Restatement (incorporated by reference to Exhibit 10.29 to Carrols Corporation's September 29, 2002 Quarterly Report on Form 10-Q) †
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

10.12
Separation and Distribution Agreement dated as of April 24, 2012 among Carrols Restaurant Group, Inc., Carrols Corporation, Carrols LLC and Fiesta Restaurant Group, Inc. (incorporated by reference to Exhibit 10.1 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on April 26, 2012)

10.13
Tax Matters Agreement dated as of April 24, 2012 among Carrols Restaurant Group, Inc., Carrols Corporation, Carrols LLC and Fiesta Restaurant Group, Inc. (incorporated by reference to Exhibit 10.2 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on April 26, 2012)

10.14
Employee Matters Agreement dated as of April 24, 2012 among Carrols Restaurant Group, Inc., Carrols Corporation, Carrols LLC and Fiesta Restaurant Group, Inc. (incorporated by reference to Exhibit 10.3 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on April 26, 2012)

10.15
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

10.17
Preferred Stock Exchange Agreement between Carrols Restaurant Group, Inc. and Burger King Corporation, dated as of November 30, 2018 (incorporated by reference to Exhibit 10.1 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on December 3, 2018)

10.18
Form of Area Development and Remodeling Agreement between Carrols LLC, Carrols Restaurant Group, Inc. and Burger King Corporation (incorporated by reference to Exhibit 10.1 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on February 25, 2019)

10.19
Credit Agreement dated as of April 30, 2019 among Carrols Restaurant Group, Inc., the guarantors named therein, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on May 6, 2019)

10.20
First Amendment to Credit Agreement dated as of December 13, 2019 among Carrols Restaurant Group, Inc., the guarantors named therein, Wells Fargo Bank, National Association, as administrative agent and the lenders party thereto (incorporated by reference to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on December 18, 2019)

10.21
Security Agreement dated as of April 30, 2019 among Carrols Restaurant Group, Inc., the guarantors named therein, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.2 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on May 6, 2019)

10.22
Voting Agreement dated as of April 30, 2019 among Carrols Restaurant Group, Inc., Burger King Corporation, Blue Holdco 1, LLC and Cambridge Franchise Holdings, LLC (incorporated by reference to Exhibit 10.3 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on May 6, 2019)

10.23
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

10.25
First Amendment to Development Agreement dated as of June 27, 2018 among Popeyes Louisiana Kitchen Inc., Cambridge Quality Chicken, LLC, Frayser Quality, LLC, Cambridge Chicken Holdings, LLC, Matt Perelman and Alex Sloane (incorporated by reference to Exhibit 10.2 to Carrols Restaurant Group, Inc.'s Quarterly Report on Form 10-Q filed on May 10, 2019)

10.26
Offer Letter dated as of November 20, 2019 between Carrols Restaurant Group, Inc. and Anthony Hull (incorporated by reference to Exhibit 3.3 to Carrols Restaurant Group, Inc's Annual Report on Form 10-K filed on March 13, 2020)†

10.27
Second Amendment to Credit Agreement dated as of March 25, 2020 among Carrols Restaurant Group, Inc., certain subsidiaries party thereto, Wells Fargo Bank, National Association and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Carrols Restaurant Group, Inc.'s Quarter Report on Form 10-Q filed on May 7, 2020)

10.28
Third Amendment to Credit Agreement dated as of April 8, 2020 among Carrols Restaurant Group, Inc., certain subsidiaries party thereto, Wells Fargo Bank, National Association and the lenders party thereto (incorporated by reference to Exhibit 10.2 to Carrols Restaurant Group, Inc.'s Quarter Report on Form 10-Q filed on May 7, 2020)

10.29
Form of Fourth Amendment to Credit Agreement dated as of April 16, 2020 among Carrols Restaurant Group, Inc., certain subsidiaries party thereto, Wells Fargo Bank, National Association and the lenders party thereto (incorporated by reference to Exhibit 10.3 to Carrols Restaurant Group, Inc.'s Quarter Report on Form 10-Q filed on May 7, 2020)

10.30
Letter Agreement dated as of March 25, 2020 among Carrols Restaurant Group, Inc., Wells Fargo Securities LLC, Wells Fargo Bank, National Association and Trust Bank (incorporated by reference to Exhibit 10.4 to Carrols Restaurant Group, Inc.'s Quarter Report on Form 10-Q filed on May 7, 2020)

10.31
Fifth Amendment to Credit Agreement dated as of June 23, 2020 among Carrols Restaurant Group, Inc., certain subsidiaries party thereto, Wells Fargo Bank, National Association and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Carrols Restaurant Group, Inc.'s Quarter Report on Form 10-Q filed on August 6, 2020)

10.32
Amendment to Carrols Restaurant Group, Inc. 2016 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Carrols Restaurant Group, Inc.'s Quarterly Report on Form 10-Q filed on November 5, 2020)†

10.33
Amended and Restated Area Development Agreement dated as of January 4, 2021 among Carrols Restaurant Group, Inc., Carrols Holdco Inc., Carrols Corporation, Carrols LLC and Burger King Corporation (incorporated by reference to Exhibit 10.1 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on January 8, 2021)

10.34
Termination of Development Agreement and General Release dated March 17, 2021 by and among Popeyes Louisiana Kitchen, Inc., Cambridge Quality Chicken, LLC, Cambridge Chicken Holdings, LLC and Frayser Quality, LLC (incorporated by reference to Exhibit 10.1 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on March 19, 2021)

10.35
Amendment No.1 to Registration Rights and Stockholders' Agreement dated as of April 1, 2021 between Carrols Restaurant Group, Inc. and Cambridge Franchise Holdings, LLC (incorporated by reference to Exhibit 4.1 to Carrols Restaurant Group, Inc.'s Quarterly Report on Form 10-Q filed on May 13, 2021)

10.36
Sixth Amendment to Credit Agreement dated as of April 6, 2021 among Carrols Restaurant Group, Inc., certain subsidiaries party thereto, Wells Fargo Bank, National Association and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Carrols Restaurant Group, Inc.'s Quarterly Report on Form 10-Q filed on May 13, 2021)

10.37
Offer Letter dated October 4, 2018 between Carrols Restaurant Group, Inc. and Nathan Mucher (incorporated by reference to Exhibit 10.2 to Carrols Restaurant Group, Inc.'s Quarterly Report on Form 10-Q filed on May 13, 2021)†

10.38
Second Amendment to Carrols Restaurant Group, Inc. 2016 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on June 22, 2021) (incorporated by reference to Exhibit 10.1 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on June 22, 2021) †

10.39
Form of Seventh Amendment to Credit Agreement dated as of June 28, 2021 among Carrols Restaurant Group, Inc., certain subsidiaries party thereto, Wells Fargo Bank, National Association and the lenders party thereto (incorporated by reference to Exhibit 10.2 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on June 30, 2021)

10.4
Form of Change of Control and Severance Agreement (entered into by each of Anthony Hull, Jared Landaw and Nathan Mucher) (incorporated by reference to Exhibit 10.1 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on July 1, 2021) (incorporated by reference to Exhibit 10.1 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on July 1, 2021) †

10.41
Form of Eighth Amendment to Credit Agreement dated as of September 30, 2021 among Carrols Restaurant Group, Inc., certain subsidiaries party thereto, Wells Fargo Bank, National Association and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on September 30, 2021)

10.42	Form of Retention Bonus Agreement (incorporated by reference to Exhibit 10.1 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on December 20, 2021) †
10.43
Offer Letter dated January 13, 2021 between Carrols Restaurant Group, Inc. and Jared Landaw (incorporated by reference to Exhibit 10.54 to Carrols Restaurant Group, Inc.'s Annual Report on Form 10-K filed on March 10, 2022) †

10.44
Form of Ninth Amendment to Credit Agreement dates as of December 15, 2022 among Carrols Restaurant Group, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to Carrols Restaurant Group Inc.'s Current Report on Form 8-K filed on December 21, 2022) †

10.45
Preferred Stock Exchange Agreement among Carrols Restaurant Group, Inc., Blue Holdco 1, LLC and Burger King Company LLC, dated December 20, 2022 (incorporated by reference to Exhibit 10.1 to Carrols Restaurant Group Inc.'s Current Report on Form 8-K filed on December 27, 2022) †

10.46
Letter dated December 30, 2022 between Carrols Restaurant Group, Inc. and Joseph Hoffman (incorporated by reference to Exhibit 10.53 to Carrols Restaurant Group, Inc.'s Annual Report on Form 10-K filed on March 9, 2023)†

10.47
Form of Employment Agreement dated as of April 12, 2023 among Carrols Restaurant Group, Inc., Carrols Corporation and Deborah M. Derby (incorporated by reference to Exhibit 10.1 to Carrols Restaurant Group, Inc.'s Quarterly Report on Form 10-Q filed on May 11, 2023)†

10.48
Carrols Restaurant Group, Inc. 2016 Stock Incentive Plan, as Amended and Restated (incorporated by reference to Exhibit 10.1 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K filed on June 22, 2023)†

10.49
Open Market Sale Agreement, dated as of November 13, 2023, by and among Carrols Restaurant Group, Inc., Cambridge Franchise Holdings, LLC and Jefferies LLC (incorporated by reference to Exhibit 10.1 to Carrols Restaurant Group, Inc.'s Current Report on Form 8-K)

19.1	Management Insider Trading Policy #
19.2	Policy on Insider Trading #
21.1	List of Subsidiaries #
23.1	Consent of Deloitte & Touche LLP #
31.1	Chief Executive Officer's Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Carrols Restaurant Group, Inc.#
31.2	Chief Financial Officer's Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Carrols Restaurant Group, Inc.#
32.1	Chief Executive Officer's Certificate Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Carrols Restaurant Group, Inc.#
32.2	Chief Financial Officer's Certificate Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Carrols Restaurant Group, Inc.#
97.1	Clawback Policy #
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
#    Filed herewith.
†    Compensatory plan or arrangement

ITEM 16. FORM 10-K SUMMARY
None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Carrols Restaurant Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Carrols Restaurant Group, Inc. and subsidiaries (the "Company") as of December 31, 2023 and January 1, 2023, the related consolidated statements of comprehensive income (loss), changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and the schedule listed in the Index at Item 15(a)2 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and January 1, 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2024 expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Emphasis of Matter

As discussed in Note 18 to the financial statements, on January 16, 2024, the Company entered into an Agreement and Plan of Merger (the “Merger”) with Restaurant Brands International (“RBI”), and BK Cheshire Corp., a wholly-owned subsidiary of RBI (“Merger Sub”), pursuant to which Merger Sub will merge with and into the Company, with the Company being the surviving corporation in the Merger and as a wholly-owned subsidiary of RBI. Our audit opinion is not modified with respect to this matter.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Impairment of Long-Lived Assets and Other Lease Charges – Refer to Notes 2 and 6 to the financial statements

Critical Audit Matter Description

As disclosed in the financial statements, the Company’s long-lived assets, which primarily include property and equipment, net, franchise assets and right of use assets, are assessed over their useful lives for possible impairment indicators. As of December 31, 2023, the Company had recorded property and equipment, net, franchise assets, and right of use assets in the amounts of $307.5 million, $298.6 million, and $743.3 million, respectively. Impairment is reviewed whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable. As discussed in Note 6 to the financial statements, during the year ended December 31, 2023, the Company recognized impairment and other lease charges for long-lived assets of $7.6 million, consisting of $0.7 million related to initial impairment charges, capital expenditures at previously impaired restaurants of $1.0 million, and other lease charges of $5.9 million.

If an indicator of impairment exists for any long-lived asset group, including primarily restaurant-level property and equipment, net and right of use lease assets, an estimate of the undiscounted future cash flows over the life of the primary asset for each restaurant is compared to that long-lived asset’s carrying value.

Given the Company’s determination of whether an impairment indicator has occurred involves the evaluation of subjective factors by management to assess what constitutes an event or change in circumstance that indicates a long-lived asset group, including primarily restaurant-level property and equipment, net and right of use lease assets should be tested for recoverability, performing audit procedures to evaluate whether management reasonably identified events or changes in circumstances indicating that the long-lived asset group, including the carrying amounts of restaurant-level property and equipment, net and right of use lease assets may not be recoverable involved a high degree of auditor judgement and increased extent of effort.

How the Critical Audit Matter Was Addressed in the Audit

Subjective auditor judgment was required to evaluate the completeness of management’s assessment as to whether an event or change in circumstance indicates a long-lived asset group, including primarily restaurant-level property and equipment, net, and right of use lease assets should be tested for recoverability. The primary procedures we performed to address this critical audit matter included the following:

We tested the effectiveness of controls over management’s long-lived asset impairment process, including controls related to determining the completeness of management’s assessment as to which events or changes in circumstance indicates a long-lived asset group, including primarily restaurant-level property and equipment, net and right of use lease assets should be tested for recoverability, most notably; low operating cash flows, declining sales and if the ratio of trailing twelve months cash flows extended over the remaining lease term does not exceed the net book value of the long-lived asset group, along with decisions regarding the future usability of the restaurant should the location be on the closed or to be closed listing maintained by management, which are all utilized to identify a triggering event at the long-lived asset group level.

We evaluated management’s process for determining whether all potential indicators of impairment were appropriately identified, including:

•Comparing the consistency and precision of the methodology used to determine the proper impairment indicators by management to the relevant requirements of generally accepted accounting principles (“GAAP”);
•Considering current industry events, Company specific events, macroeconomic conditions through review of relevant industry publications, current news publications, analyst reports and Board of Directors’ meeting minutes, in order to evaluate the completeness of events or changes in circumstances identified by management as indicators that the long-lived asset group’s assets should be tested for recoverability;
•Assessing the completeness of the impairment indicators identified by the Company by reviewing historical performance of previously impaired restaurants before an impairment charge was recorded, and comparing such restaurants that exhibited such triggers to the long-lived asset groups identified by management for the current year impairment indicator test;
•For restaurants that are nearing the expiration of their original-lease end date, comparing the trailing twelve months cash flows extended over the remaining lease term to net book value of the asset group.
•For restaurants in which management has determined to be included on the closed or anticipated to be closed listing maintained by management, we corroborated such plans as well as the completeness of those plans with personnel outside of the accounting and finance department and also reviewed company board minutes.
•Performed detail testing of the right of use lease asset charges to validate the mathematical accuracy of the resulting lease-related charge as well as corroborate anticipated plans for the long-lived asset group.

Valuation of Deferred Income Taxes – Refer to Notes 2 and 11 to the financial statements

Critical Audit Matter Description

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

As the Company remains in a cumulative loss position as of December 31, 2023, the Company continues to recognize a valuation allowance on certain deferred income tax assets. The Company’s recorded valuation allowance on deferred income tax assets as of December 31, 2023 was $42.7 million.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s judgments and assumptions related to realizability of deferred income tax assets, the forecasted reversal of deferred income tax balances, as well as the use of the intraperiod income tax allocation rules included the following, among others:

•We tested the effectiveness of controls over management’s deferred income tax balances, including the realizability of deferred income tax assets, such as controls related to management’s determination of cumulative loss or income, as well as management’s consideration of the reversal of deferred income tax assets and liabilities as a potential source or use of income;
•We tested the reasonableness of management’s valuation of deferred income tax assets and liabilities.

With the assistance of our income tax specialists, we:

•Evaluated the methodology and models used in management’s forecasting of the reversal of deferred income tax assets and liabilities in order to ensure such methodologies were consistent with GAAP, including management’s consideration of definite-lived deferred income tax balances and indefinite-lived deferred income tax balances;
•Tested managements determination of the valuation allowance, both with the components of other comprehensive income and without the components of other comprehensive income.

/s/ Deloitte & Touche LLP

Rochester, New York
March 8, 2024

We have served as the Company's auditor since 2005.

CARROLS RESTAURANT GROUP, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2023 AND JANUARY 1, 2023
(In thousands, except share and per share amounts)

	December 31, 2023	January 1, 2023
ASSETS
Current assets:
Cash and cash equivalents	$44,504	$18,364
Trade and other receivables	22,438	19,933
Inventories	15,237	14,417
Prepaid expenses and other current assets	17,521	15,562
Total current assets	99,700	68,276
Property and equipment, net (Note 4)	307,526	312,346
Franchise rights, net (Note 5)	298,626	312,804
Goodwill (Note 5)	107,751	107,751
Franchise agreements, at cost less accumulated amortization of $19,299 and 16,975, respectively	26,048	28,256
Operating right-of-use assets, net (Note 8)	743,250	763,935
Other assets	9,591	14,350
Total assets	$1,592,492	$1,607,718
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt and finance lease liabilities (Note 9)	$7,159	$7,341
Current portion of operating lease liabilities (Note 8)	49,424	47,408
Accounts payable	37,797	30,491
Accrued interest	8,705	9,643
Accrued payroll, related taxes and benefits	63,787	49,934
Accrued real estate taxes	8,963	8,896
Other current liabilities	29,120	25,687
Total current liabilities	204,955	179,400
Long-term debt and finance lease liabilities, net of current portion (Note 9)	421,788	479,756
Operating lease liabilities (Note 8)	758,115	776,465
Deferred income taxes, net (Note 11)	11,090	7,665
Accrued postretirement benefits	1,249	1,347
Other liabilities (Note 7)	10,062	12,243
Total liabilities	1,407,259	1,456,876
Commitments and contingencies (Note 15)
Stockholders' equity (Note 13):
Preferred stock, par value $.01; authorized 20,000,000 shares, issued and outstanding—100 shares	—	—
Voting common stock, par value $.01; authorized—100,000,000 shares, issued—56,738,837 and 54,928,225 shares, respectively, and outstanding—51,602,340 and 50,903,111 shares, respectively	539	530
Additional paid-in capital	296,972	292,708
Accumulated deficit	(103,172)	(136,968)
Accumulated other comprehensive income	5,320	8,702
Treasury stock, at cost	(14,426)	(14,130)
Total stockholders' equity	185,233	150,842
Total liabilities and stockholders' equity	$1,592,492	$1,607,718
See accompanying notes to consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
YEARS ENDED DECEMBER 31, 2023, JANUARY 1, 2023 AND JANUARY 2, 2022
(In thousands, except share and per share amounts)

	December 31, 2023	January 1, 2023	January 2, 2022
Restaurant sales	$1,876,504	$1,730,440	$1,652,370
Costs and expenses:
Food, beverage and packaging costs	522,163	534,238	499,685
Restaurant wages and related expenses	608,582	585,204	549,933
Restaurant rent expense (Note 8)	128,804	125,481	122,662
Other restaurant operating expenses	292,564	274,557	257,774
Advertising expense	76,243	69,389	65,433
General and administrative (including stock-based compensation expense of $5,551, $4,902 and $6,234, respectively)	105,930	88,072	83,660
Depreciation and amortization	74,161	78,068	80,798
Impairment and other lease charges (Notes 5 and 6)	7,609	21,877	4,470
Other income, net (Note 10)	(6,058)	(926)	(1,186)
Total operating expenses	1,809,998	1,775,960	1,663,229
Income (loss) from operations	66,506	(45,520)	(10,859)
Interest expense	29,112	30,841	28,791
(Gain) loss on extinguishment of debt (Note 9)	(875)	—	8,538
Income (loss) before income taxes	38,269	(76,361)	(48,188)
Provision (benefit) for income taxes (Note 11)	4,473	(789)	(5,159)
Net income (loss)	$33,796	$(75,572)	$(43,029)
Basic and diluted net income (loss) per share (Note 14)	$0.53	$(1.49)	$(0.86)
Weighted average common shares outstanding:
Basic weighted average common shares outstanding	51,530,360	50,718,387	49,899,274
Diluted weighted average common shares outstanding	62,412,573	50,718,387	49,899,274
Comprehensive income (loss), net of tax:
Net income (loss)	$33,796	$(75,572)	$(43,029)
Other comprehensive income (loss)	(3,382)	7,291	4,426
Comprehensive income (loss)	$30,414	$(68,281)	$(38,603)

See accompanying notes to consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2023, JANUARY 1, 2023 AND JANUARY 2, 2022
(In thousands, except share and per share amounts)

										Accumulated
								Additional		Other			Total
	Common Stock				Preferred Stock			Paid-In	Accumulated	Comprehensive	Treasury Stock		Stockholders'
	Shares		Amount		Shares		Amount	Capital	Deficit	Income (Loss)	Shares	Amount	Equity
Balance at January 3, 2021	51,486,116		$515		100		$—	$306,469	$(18,367)	$(3,015)	2,096,734	$(14,070)	$271,532
Stock-based compensation	—		—		—		—	6,234	—	—	—	—	6,234
Vesting of non-vested shares and restricted stock units	551,395		5		—		—	(5)	—	—	—	—	—
Purchase of treasury stock	—		—		—		—	—	—	—	8,219	(57)	(57)
Special cash dividend								(24,882)					(24,882)
Net loss	—		—		—		—	—	(43,029)	—	—	—	(43,029)
Change in valuation of interest rate swap, net of income tax expense of $2,002 (Note 9)	—		—		—		—	—	—	4,710	—	—	4,710
Change in postretirement benefit obligations, net of income tax benefit of $94	—		—		—		—	—	—	(284)	—	—	(284)
Balance at January 2, 2022	52,037,511		$520		100		$—	$287,816	$(61,396)	$1,411	2,104,953	$(14,127)	$214,224
Stock-based compensation	—		—		—		—	4,902	—	—	—	—	4,902
Vesting of non-vested shares and restricted stock units	972,903		10		—		—	(10)	—	—	—	—	—
Purchase of treasury stock	—		—		—		—	—	—	—	2,350	(3)	(3)
Net loss	—		—		—		—	—	(75,572)	—	—	—	(75,572)
Change in valuation of interest rate swap, net of income tax expense of $800 (Note 9)	—		—		—		—	—	—	7,273	—	—	7,273
Change in postretirement benefit obligations, net of income tax benefit of $6	—		—		—		—	—	—	18	—	—	18
Balance at January 1, 2023	53,010,414		$530		100		$—	$292,708	$(136,968)	$8,702	2,107,303	$(14,130)	$150,842
Stock-based compensation	—		—		—		—	5,551	—	—	—	—	5,551
Vesting of non-vested shares and restricted stock units	843,663		9		—		—	(9)	—	—	—	—	—
Purchase of treasury stock	—		—		—		—	—	—	—	144,434	(296)	(296)
Cash dividend	—	—	—	—	—	—	—	(1,278)	—	—	—	—	(1,278)
Net income	—		—		—		—	—	33,796	—	—	—	33,796
Change in valuation of interest rate swap, net of income tax benefit of $304 (Note 9)	—		—		—		—	—	—	(3,266)	—	—	(3,266)
Change in postretirement benefit obligation, net of income tax benefit of $31	—		—		—		—	—	—	(116)	—	—	(116)
Balance at December 31, 2023	53,854,077		539		100		—	296,972	(103,172)	5,320	2,251,737	(14,426)	185,233

See accompanying notes to consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2023, JANUARY 1, 2023 AND JANUARY 2, 2022
(In thousands)

	December 31, 2023	January 1, 2023	January 2, 2022
Cash flows from operating activities:
Net income (loss)	$33,796	$(75,572)	$(43,029)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss (gain) on disposals of property and equipment, including sale-leaseback transactions	(1,617)	1,572	8
Stock-based compensation	5,551	4,902	6,234
Impairment and other lease charges	7,609	21,877	4,470
Depreciation and amortization	74,161	78,068	80,798
Amortization of deferred financing costs	2,162	2,165	2,446
Amortization of bond premium and discount on debt	129	128	487
Deferred income taxes	3,761	(752)	(5,123)
Non-cash (gain) loss on extinguishment of debt	(875)	—	8,538
Changes in other operating assets and liabilities:
Trade and other receivables	(1,595)	(3,853)	3,218
Accounts payable	4,763	252	1,100
Accrued interest	(939)	210	8,777
Accrued payroll, related taxes and benefits	13,853	(11,729)	1,438
Other liabilities	(793)	706	903
Change in operating right-of-use assets and operating lease liabilities, net	2,166	3,978	8,147
Other	(2,984)	(1,148)	(7,541)
Net cash provided by operating activities	139,148	20,804	70,871
Cash flows used for investing activities:
Capital expenditures:
New restaurant development	(9,733)	(8,881)	(9,000)
Restaurant remodeling	(16,251)	(9,139)	(16,712)
Other restaurant capital expenditures	(21,971)	(16,639)	(17,045)
Corporate and restaurant information systems	(6,608)	(3,560)	(9,006)
Total capital expenditures	(54,563)	(38,219)	(51,763)
Acquisition of restaurants, net of cash acquired (Note 3)	—	—	(30,819)
Proceeds from sale of other assets	—	864	229
Proceeds from insurance recoveries	2,351	54	1,523
Properties purchased for sale-leaseback	(5,935)	(3,996)	—
Proceeds from sale-leaseback transactions	5,193	4,052	22,251
Net cash used for investing activities	(52,954)	(37,245)	(58,579)
Cash flows from financing activities:
Proceeds from issuance of 5.875% Senior Notes due 2029	—	—	300,000
Principal payments on Term B and B-1 Loans	(34,250)	(4,250)	(321,375)
Senior Notes Repurchase	(8,656)	—	—
Borrowings under revolving credit facility	11,000	109,000	47,063
Repayments under revolving credit facility	(23,500)	(96,500)	(47,063)
Proceeds from lease financing obligations	—	—	4,594
Cash dividends paid	(1,278)	—	(24,882)
Principal payments on finance lease liabilities	(3,074)	(2,552)	(981)
Costs associated with financing long-term debt	—	(41)	(5,404)
Purchase of treasury shares	(296)	(3)	(57)
Net cash provided by (used for) financing activities	(60,054)	5,654	(48,105)
Net increase (decrease) in cash and cash equivalents	26,140	(10,787)	(35,813)
Cash and cash equivalents, beginning of period	18,364	29,151	64,964
Cash and cash equivalents, end of period	$44,504	$18,364	$29,151

	December 31, 2023	January 1, 2023	January 2, 2022
Supplemental disclosures:
Interest paid on long-term debt	$29,315	$27,952	$16,976
Interest paid on lease financing obligations	—	103	104
Interest paid on finance leases	754	723	133
Accruals for capital expenditures	3,229	1,912	2,858
Income taxes paid (refunded), net	434	—	(13)
Finance lease obligations acquired or incurred	—	9,085	6,383
Gain (loss) on sale-leaseback transactions	1,179	(425)	(22)
Operating lease assets and liabilities resulting from lease modifications and new leases	36,223	23,773	36,633
Operating cash flows related to operating leases	103,252	102,529	100,660

See accompanying notes to consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2023, JANUARY 1, 2023 AND JANUARY 2, 2022
(Tabular amounts in thousands, except share and per share amounts)

1. Business Description
At December 31, 2023 Carrols Restaurant Group, Inc. ("Carrols Restaurant Group") operated, as franchisee, 1,022 Burger King restaurants in 23 Northeastern, Midwestern, Southcentral and Southeastern states and 60 Popeyes restaurants in six Southeastern states. Carrols Restaurant Group is a holding company and conducts all of its operations through its direct and indirect wholly-owned subsidiaries Carrols Corporation and New CFH, LLC and their wholly-owned subsidiaries. Carrols Corporation's material direct and indirect wholly-owned subsidiaries include its wholly-owned subsidiary Carrols LLC, a Delaware limited liability company. New CFH LLC's material direct and indirect wholly-owned subsidiaries include Frayser Quality, LLC and Nashville Quality, LLC (and together with New CFH, LLC's immaterial direct and indirect subsidiaries, collectively, "New CFH"). Unless the context otherwise requires, Carrols Restaurant Group and its direct and indirect wholly-owned subsidiaries are collectively referred to as the "Company".
2. Significant Accounting Policies
Basis of Consolidation. The accompanying consolidated financial statements include the accounts of the Company and its direct and indirect wholly-owned subsidiaries. All intercompany transactions have been eliminated in consolidation.
Fiscal Year. The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. The fiscal years ended December 31, 2023, January 1, 2023 and January 2, 2022 each contained 52 weeks.
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
Cash and Cash Equivalents. The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. At December 31, 2023 the Company had $5.5 million of cash invested in money market funds classified as cash equivalents on the condensed consolidated balance sheets. The Company did not have any cash invested in money market funds which were classified as cash equivalents on the consolidated balance sheets as of January 1, 2023.
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
YEARS ENDED DECEMBER 31, 2023, JANUARY 1, 2023 AND JANUARY 2, 2022
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
YEARS ENDED DECEMBER 31, 2023, JANUARY 1, 2023 AND JANUARY 2, 2022
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
Impairment of Long-Lived Assets and Other Lease Charges. The Company reviews its long-lived assets, principally property and equipment and lease related balances, for impairment at the restaurant level. If an indicator of impairment exists for any of its assets, an estimate of the undiscounted future cash flows over the life of the primary asset for each restaurant is compared to that long-lived asset's carrying value. If the carrying value is greater than the undiscounted cash flow, the Company then determines the fair value of the asset and if an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value. Impairment is reviewed whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable. Impairment indicators at the restaurant level include sustained low or negative restaurant-level operating cash flows, sustained declining restaurant-level sales and if the ratio of trailing twelve months cash flows extended over the remaining lease term does not exceed the net book value of the asset group. For closed restaurant locations, the Company reviews the future minimum lease payments and related ancillary costs from the date of the restaurant closure to the end of the remaining lease term and records a lease charge for any ROU (as defined below) lease asset impairment or lease-related costs during the remaining term, net of any estimated sublease recoveries.
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

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 31, 2023, JANUARY 1, 2023 AND JANUARY 2, 2022
(Tabular amounts in thousands, except share and per share amounts)
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
Other restaurant operating expenses. The Company includes restaurant-level operating costs other than food, beverage and packaging costs, restaurant wages and related expenses, rent expense and advertising costs in other restaurant operating expenses. Its major components include royalty expenses paid to its franchisors, utilities, repairs and maintenance, operating supplies, real estate taxes and credit card fees.
Advertising Costs. All advertising costs are expensed as incurred. For the years ended December 31, 2023, January 1, 2023 and January 2, 2022, advertising costs were $76.2 million, $69.4 million and $65.4 million, respectively.
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

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 31, 2023, JANUARY 1, 2023 AND JANUARY 2, 2022
(Tabular amounts in thousands, except share and per share amounts)
Fair Value of Financial Instruments. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. In determining fair value, the accounting standards establish a three-level hierarchy for inputs used in measuring fair value as follows: Level 1 inputs are quoted prices in active markets for identical assets or liabilities; Level 2 inputs are observable for the asset or liability, either directly or indirectly, including quoted prices in active markets for similar assets or liabilities; and Level 3 inputs are unobservable and reflect the Company's own assumptions. Financial instruments include cash and cash equivalents, trade and other receivables, accounts payable and long-term debt. The carrying amounts of cash and cash equivalents, trade and other receivables and accounts payable approximate fair value because of the short-term nature of these financial instruments. Borrowings under the Company's Senior Credit Facilities (including its term B loans) accrue interest at a floating rate tied to a standard short-term borrowing index selected at the Company's option, plus an applicable margin. The Company's liability for its Senior Credit Facilities and 5.875% Senior Notes due 2029 are carried at historical cost in the accompanying balance sheets. The fair value of our term B loans and 5.875% Senior Notes due 2029 is based on recent trading activity, which are Level 2 inputs in the fair value hierarchy. As of December 31, 2023, the term B loans traded at 97.8% of par value and the 5.875% Senior Notes due 2029 traded at 87.5% of par value.
The Company recognizes its derivative arrangements on the balance sheet at fair value, which is considered a Level 2 input. The Company's only derivative is an interest rate swap (the "Swap") which is designated as a cash flow hedge. Accordingly, the effective portion of the changes in the fair value of this arrangement is recognized in accumulated other comprehensive income (loss) until the hedged item is recognized in earnings. Any ineffective portion of the changes in the fair value of this arrangement is immediately recognized in earnings as interest expense, as applicable. The Company classifies cash inflows and outflows from derivatives within operating activities on the consolidated statements of cash flows. The Swap had an asset value of $5.1 million and $8.6 million as of December 31, 2023 and January 1, 2023, respectively, and it is classified as Level 2 within the fair value hierarchy.
Fair value measurements of non-financial assets and non-financial liabilities are primarily used in the impairment analysis of long-lived assets, goodwill and intangible assets. Long-lived assets and definite-lived intangible assets are measured at fair value on a nonrecurring basis using Level 3 inputs. As described in Notes 5 and 6, the Company recorded long-lived asset impairment charges of $1.7 million during the year ended December 31, 2023. The Company recorded goodwill impairment charges of $16.7 million, franchise rights impairment charges of $0.2 million and long-lived asset impairment charges of $2.8 million during the year ended January 1, 2023. The Company recorded long-lived asset impairment charges of $3.9 million during the year ended January 2, 2022.
Stock-Based Compensation. The Company has an incentive stock plan under which incentive stock options, non-qualified stock options, restricted stock units, time-based non-vested shares, performance-based non-vested shares and performance-based stock units may be granted to employees and non-employee directors. The Company has granted time-based non-vested shares, performance-based non-vested shares, performance-based restricted stock units, stock options, and restricted stock units under this plan to its corporate employees and non-employees directors. Time-vested non-vested shares, options, and restricted stock units granted to corporate employees and non-employee directors generally vest in equal installments over three years, with provisions that require accelerated vesting upon a change of control at the Company.

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 31, 2023, JANUARY 1, 2023 AND JANUARY 2, 2022
(Tabular amounts in thousands, except share and per share amounts)
For time-based non-vested stock awards and restricted stock units, the fair market value of the award is determined based upon the closing value of the Company's stock price on the grant date and is recorded to compensation expense on a straight-line basis over the requisite service period. For stock options, the fair-value of the options is estimated using the Black-Scholes option pricing model based on assumptions for the risk-free rate of interest, expected dividend yield, expected volatility, and the expected term of the award. Compensation expense is recognized on a straight-line basis over the requisite service period. For performance-based restricted shares, the fair value of the market-based restricted shares was determined using a Monte Carlo simulation valuation model and expense was recognized over the associated service period based on the probability of the Company's attainment of the contractually defined performance targets. For performance-based stock units, the fair market value of the award is determined based upon the closing value of the Company's stock price on the grant date and expense is being recognized over the associated service period based on the probability of the Company's attainment of the contractually defined performance targets, with provisions that require accelerated vesting upon a change of control at the Company. See Note 12 to the Consolidated Financial Statements.
Concentrations of Credit Risk. Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash and cash equivalents. The Company maintains its day-to-day operating cash balances in interest-bearing transaction accounts at financial institutions, which are insured up to the respective Federal Deposit Insurance Corporation limit. Although the Company maintains balances that exceed the federally insured limit, it has not experienced any losses related to these balances and believes its credit risk to be minimal.
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
Recently Issued Accounting Pronouncements Not Yet Adopted. In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this update require disclosure of incremental segment information and the title and position of the chief operating decision maker ("CODM"). The Company will be required to disclose significant segment expenses that are regularly provided to the CODM, as well as additional information on segment profit and loss measures and how such information is used by the CODM to assess segment performance and allocate resources. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods for fiscal years beginning after December 15, 2024, on a retrospective basis. Early adoption is permitted. The Company is currently evaluating the impact of adopting this ASU on its disclosures.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this update require enhanced income tax disclosures, particularly related to a reporting entity's effective tax rate reconciliation and income taxes paid. For the rate reconciliation table, the update requires additional categories of information about federal, state, and foreign taxes and details about significant reconciling items, subject to a quantitative threshold. Income taxes paid must be similarly disaggregated by federal, state, and foreign based on a quantitative threshold. The ASU is effective for fiscal years beginning after December 15, 2024. The guidance shall be applied on a prospective basis with the option to apply retrospectively. Early adoption is permitted. The Company is currently evaluating the impact of adopting this ASU on its disclosures.
Subsequent events. The Company reviewed and evaluated subsequent events through the issuance date of the Company's Consolidated Financial Statements. See Note 18 to the Consolidated Financial Statements.

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 31, 2023, JANUARY 1, 2023 AND JANUARY 2, 2022
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
Goodwill recorded in connection with the 2021 acquisitions represents costs in excess of fair values assigned to the underlying net assets of acquired restaurants. Acquired goodwill that was expected to be deductible for income tax purposes was $1.8 million in 2021.
The results of operations for the restaurants acquired are included from the closing date of the respective acquisition. The 2021 acquired restaurants contributed restaurant sales of $23.6 million in the year ended December 31, 2023, $21.9 million in the year ended January 1, 2023 and $12.9 million in the year ended January 2, 2022. It is impracticable to disclose net earnings for the post-acquisition period for the acquired restaurants as net earnings of these restaurants were not tracked on a collective basis due to the integration of administrative functions, including field supervision.

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 31, 2023, JANUARY 1, 2023 AND JANUARY 2, 2022
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
This pro forma financial information did not give effect to any anticipated synergies, operating efficiencies, cost savings or integration costs related to the 2021 acquired restaurants. The pro forma financial results excluded transaction costs recorded as general and administrative expenses of $0.4 million during the year ended January 2, 2022.

4. Property and Equipment
Property and equipment at December 31, 2023 and January 1, 2023 consisted of the following:

	December 31, 2023	January 1, 2023
Land	$9,990	$7,685
Owned buildings	13,799	12,895
Leasehold improvements	472,125	454,134
Equipment	352,426	342,118
Assets subject to finance leases	29,248	30,873
	877,588	847,705
Less accumulated depreciation and amortization	(570,062)	(535,359)
	$307,526	$312,346
Assets subject to finance leases primarily represent certain leases of restaurant equipment that collectively had accumulated amortization at December 31, 2023 and January 1, 2023 of $20.1 million and $18.4 million, respectively. Depreciation expense for all property and equipment for the years ended December 31, 2023, January 1, 2023 and January 2, 2022 was $57.8 million, $61.4 million and $64.5 million, respectively.

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 31, 2023, JANUARY 1, 2023 AND JANUARY 2, 2022
(Tabular amounts in thousands, except share and per share amounts)
5. Intangible Assets
Franchise Rights. Amounts allocated to franchise rights for each acquisition of Burger King and Popeyes restaurants are amortized using the straight-line method over the average remaining term of the acquired franchise agreements plus one twenty-year renewal period. As described in Note 2, the Company reviews its franchise rights for impairment whenever events or circumstances indicate that the carrying value may not be recoverable. There were no impairment charges recorded related to the Company's franchise rights during the year ended December 31, 2023. There were $0.2 million of impairment charges recorded related to the Company's franchise rights during the year ended January 1, 2023 related to the remaining franchise rights carrying value for a restaurant closure during the period which had been previously acquired. There were no impairment charges recorded related to the Company's franchise rights during the year ended January 2, 2022.
Amortization expense related to franchise rights for the years ended December 31, 2023, January 1, 2023 and January 2, 2022 was $13.9 million, $14.0 million and $13.9 million, respectively. The Company expects annual amortization to be $13.9 million in each of 2024, 2025, 2026, 2027 and 2028.
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
The Company assessed events and circumstances from the date of its annual goodwill impairment test through December 31, 2023 and there were no indicators representing a triggering event, nor were any goodwill related impairments recognized during the year ended December 31, 2023.

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 31, 2023, JANUARY 1, 2023 AND JANUARY 2, 2022
(Tabular amounts in thousands, except share and per share amounts)
In 2022, the Company evaluated the impact of a sustained decline in the Company's stock price which resulted in an implied equity premium that was outside of an observable range and was determined to be an indicator of an impairment. As a result, the Company performed a quantitative interim goodwill impairment test for its reporting units in the second quarter of 2022. As part of this interim goodwill impairment test, the Company considered certain qualitative and quantitative factors, such as the Company's performance, business forecasts, capital expenditure plans, a discount rate approximating the Company's weighted average cost of capital, and an evaluation of peer company multiples, among other factors. Using both the income approach and the market approach, the Company compared the fair value of each of its reporting units to their respective carrying values. Based on the results of this analysis, the Company determined that the fair value of its Popeyes reporting unit was less than its carrying value, and as a result, recorded a non-cash goodwill impairment of $16.7 million. The non-cash goodwill impairment represented a full write-down of the goodwill for the Popeyes reporting unit and was included in impairment and other lease charges on the condensed Consolidated Statements of Comprehensive Income (Loss).
The following reflects the changes in goodwill for the years ended December 31, 2023 and January 1, 2023.

Goodwill at January 2, 2022	$124,451
Impairment of goodwill	(16,700)
Goodwill at January 1, 2023	107,751
Impairment of goodwill	—
Goodwill at December 31, 2023	$107,751

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 31, 2023, JANUARY 1, 2023 AND JANUARY 2, 2022
(Tabular amounts in thousands, except share and per share amounts)

6. Impairment of Long-Lived Assets and Other Lease Charges
During the year ended December 31, 2023, the Company recorded impairment and other lease charges of $7.6 million consisting of $0.7 million related to initial impairment charges for three underperforming restaurants, capital expenditures at previously impaired restaurants of $1.0 million, and other lease charges of $5.9 million, which included $5.7 million related to eight restaurants closed during the year.
During the year ended January 1, 2023, the Company recorded impairment and other lease charges of $4.9 million consisting of $2.1 million related to initial impairment charges for 15 underperforming restaurants, capital expenditures at previously impaired restaurants of $0.7 million and other lease charges of $2.1 million, which included $1.7 million related to eight restaurants closed during the year.
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
7. Other Liabilities, Long-Term
Other liabilities, long-term, at December 31, 2023 and January 1, 2023 consisted of the following:

	December 31, 2023	January 1, 2023
Accrued occupancy costs	$1,766	$1,797
Accrued workers' compensation and general liability claims	3,994	5,239
Deferred compensation	3,162	3,002
Lease financing obligations	25	1,179
Other	1,115	1,026
	$10,062	$12,243

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 31, 2023, JANUARY 1, 2023 AND JANUARY 2, 2022
(Tabular amounts in thousands, except share and per share amounts)
8. Leases
During the years ended December 31, 2023, January 1, 2023 and January 2, 2022, the Company sold four, two and 13 restaurant properties, respectively, in sale-leaseback transactions for net proceeds of $5.2 million, $4.1 million and $22.3 million, respectively. These leases have been classified as operating leases and generally contain a twenty-year initial term plus renewal options.
Rent commitments under finance and non-cancelable operating leases at December 31, 2023 were as follows:

Fiscal year ending:	Operating Leases	Finance Leases
December 29, 2024	$104,289	$3,460
December 28, 2025	102,813	3,338
December 27, 2026	101,195	3,249
January 2, 2028	98,895	768
December 31, 2028	95,947	5
Thereafter	732,541	—
Total lease payments	1,235,680	10,820
Less: imputed interest	(428,141)	(1,068)
Present value of lease liabilities	807,539	9,752
Less: current portion	(49,424)	(2,909)
Total long-term lease liabilities	$758,115	$6,843
Lease Cost
    The components and classification of lease expense for the years ended December 31, 2023, January 1, 2023 and January 2, 2022 are as follows:

		Year ended
Lease cost	Classification	December 31, 2023	January 1, 2023	January 2, 2022
Operating lease cost (1)	Restaurant rent expense	$105,467	$105,285	$103,733
Operating lease cost (2)	General and administrative	1,305	853	946
Variable lease cost - variable rent	Restaurant rent expense	23,337	20,196	18,929
Variable lease cost - common area maintenance	Other restaurant operating expenses	675	578	585
Finance lease cost:
Amortization of right-of-use assets	Depreciation and amortization	3,290	2,798	755
Interest on lease liabilities	Interest expense	754	723	133
Total lease cost		$134,828	$130,433	$125,081
(1)Includes short-term leases which are not material.
(2)Represents operating lease costs for property and equipment not directly related to restaurant operations.

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 31, 2023, JANUARY 1, 2023 AND JANUARY 2, 2022
(Tabular amounts in thousands, except share and per share amounts)
Lease Position
    Supplemental balance sheet information related to leases was as follows as of December 31, 2023 and January 1, 2023:

Leases	Classification	December 31, 2023	January 1, 2023
Assets
Operating leases	Operating right-of-use assets, net	$743,250	$763,935
Finance leases	Property and equipment, net	9,158	12,429
Total leased assets		$752,408	$776,364

Liabilities
Current
Operating leases	Current portion of operating lease liabilities	$49,424	$47,408
Finance leases	Current portion of long-term debt and finance lease liabilities	2,909	3,091
Long-term
Operating leases	Operating lease liabilities	758,115	776,465
Finance leases	Long-term debt and finance lease liabilities	6,843	9,735
Total lease liabilities		$817,291	$836,699

Weighted Average Remaining Lease Term
Operating leases		12.3 years	12.9 years
Finance leases		3.2 years	4.1 years

Weighted Average Discount Rate
Operating leases		7.1%	7.0%
Finance leases		6.8%	6.7%

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 31, 2023, JANUARY 1, 2023 AND JANUARY 2, 2022
(Tabular amounts in thousands, except share and per share amounts)
9. Long-term Debt
Long-term debt at December 31, 2023 and January 1, 2023 consisted of the following:

	December 31, 2023	January 1, 2023
Senior Credit Facility:
Term B Loans	$133,375	$167,625
Revolving credit borrowings	—	12,500
Senior Notes Due 2029	290,093	300,000
Finance lease liabilities	9,752	12,826
Total Funded debt	433,220	492,951
Less: current portion of long-term debt and finance lease liabilities	(7,159)	(7,341)
Less: unamortized debt issuance costs	(4,010)	(5,401)
Less: original issue discount	(263)	(453)
Total Long-term Debt	$421,788	$479,756
Senior Credit Facilities. On April 30, 2019, the Company entered into senior secured credit facilities in an aggregate principal amount of $550.0 million, consisting of (i) a Term Loan B Facility in an aggregate principal amount of $425.0 million (the "Term Loan B Facility") maturing on April 30, 2026 and (ii) a revolving credit facility (including a sub-facility of $35.0 million for standby letters of credit) in an aggregate principal amount of $125.0 million originally maturing on April 30, 2024 (the "Revolving Credit Facility" and, together with the Term Loan B Facility, the "Senior Credit Facilities"). As of December 31, 2023, the Senior Credit Facilities, as amended, provide for an aggregate maximum commitment available for borrowings under the Revolving Credit Facility of $215.0 million, and the Revolving Credit Facility matures on January 29, 2026.
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

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 31, 2023, JANUARY 1, 2023 AND JANUARY 2, 2022
(Tabular amounts in thousands, except share and per share amounts)
As of December 31, 2023, there were no revolving credit borrowings outstanding and $11.0 million of letters of credit issued under the Revolving Credit Facility. After reserving for issued letters of credit and outstanding revolving credit borrowings, $204.0 million was available for revolving credit borrowings under the Revolving Credit Facility at December 31, 2023.
The Term Loan B Facility requires quarterly installment payments, which began on September 30, 2019. During the year ended December 31, 2023, the Company made a voluntary prepayment of $30.0 million on the outstanding principal amount of its Term Loan B borrowings under its Senior Credit Facilities which resulted in a loss of $0.3 million on debt extinguishment.
Amounts outstanding at December 31, 2023 are due and payable as follows:
(i) nine quarterly installments of $1.1 million;
(ii) one final payment of $123.8 million on April 30, 2026.
At December 31, 2023, borrowings under the Revolving Credit Facility and Term Loan B Facility each bore interest at a rate per annum equal to (a) the Alternate Base Rate (as defined in the Senior Credit Facilities) plus 2.25% or (b) Adjusted Term SOFR (as defined in the Senior Credit Facilities) plus 3.25% (subject to interest rate swap as described below).
Senior Notes due 2029. On June 28, 2021, the Company issued $300.0 million principal amount of 5.875% Senior Notes due 2029 (the "Notes") in a private placement.
Carrols Restaurant Group and certain of its subsidiaries (the "Guarantors") entered into the Indenture (the "Indenture") dated as of June 28, 2021 with the Bank of New York Mellon Trust Company governing the Notes. The Indenture provides that the Notes will mature on July 1, 2029 and will bear interest at the rate of 5.875% per annum, payable semi-annually on July 1 and January 1 of each year, beginning on January 1, 2022. The entire principal amount of the Notes will be due and payable in full on the maturity date. The Indenture further provides that the Company (i) may redeem some or all of the Notes at any time after July 1, 2024 at the redemption prices described therein, (ii) may redeem up to 40% of the Notes using the proceeds of certain equity offerings completed before July 1, 2024 and (iii) must offer to purchase the Notes if it sells certain of its assets or if specific kinds of changes in control occur, all as set forth in the Indenture. The Notes are senior unsecured obligations of Carrols Restaurant Group and are guaranteed on an unsecured basis by the Guarantors. The Indenture contains certain covenants that limit the ability of Carrols Restaurant Group and the Guarantors to, among other things: incur indebtedness or issue preferred stock; incur liens; pay dividends or make distributions in respect of capital stock or make certain other restricted payments or investments; sell assets; agree to payment restrictions affecting Restricted Subsidiaries (as defined in the Indenture); enter into transactions with affiliates; or merge, consolidate or sell substantially all of the assets. Such restrictions are subject to certain exceptions and qualifications all as set forth in the Indenture. The Company was in compliance with all such covenants as of December 31, 2023.
During the year ended December 31, 2023, the Company repurchased $9.9 million of its outstanding Notes in the open market, resulting in a gain on debt extinguishment of $1.1 million.
Interest Rate Swap. In March 2020, the Company entered into an interest rate swap agreement with certain of its lenders under the Senior Credit Facilities to mitigate the risk of increases in the variable interest rate related to term loan borrowings under the Senior Credit Facilities. The interest rate swap originally fixed the interest rate on 50% of the outstanding borrowings under the Senior Credit Facility at 0.915% plus the applicable margin in its Senior Credit Facilities with the differences settled monthly. The Company received $5.0 million to settle the interest rate swap during the twelve months ended December 31, 2023 and received, net, $1.0 million to settle the interest rate swap during the twelve months ended January 1, 2023. The agreement matures on February 28, 2025 and had an original notional amount of $220.0 million.

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 31, 2023, JANUARY 1, 2023 AND JANUARY 2, 2022
(Tabular amounts in thousands, except share and per share amounts)
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
On December 15, 2022, the Company executed an amendment to its interest rate swap to transition from LIBOR to SOFR as the benchmark rate for purposes of calculating interest, which also changed the fixed rate of interest from 0.915% plus the applicable margin to 0.854% plus the applicable margin. No other changes were made to the terms of the interest rate swap.
The fair value of the Company's interest rate swap agreement was an asset of $5.1 million as of December 31, 2023 which is included in other assets in the accompanying consolidated balance sheets. Changes in the valuation of the Company's interest rate swap are included as a component of other comprehensive income and will be reclassified to earnings as the income or losses are realized. The Company expects to reclassify net gains totaling $4.9 million into earnings in the next twelve months.
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
At December 31, 2023, principal payments required on long-term debt, including finance leases, were as follows:

Fiscal year ending:
December 29, 2024	$7,159
December 28, 2025	7,232
December 27, 2026	127,973
January 2, 2028	759
December 31, 2028	4
Thereafter	290,093
$433,220
The weighted average interest rate on all debt, excluding lease financing obligations, for the years ended December 31, 2023, January 1, 2023 and January 2, 2022 was 5.7%, 5.3% and 4.8%, respectively. Interest expense on the Company's long-term debt, excluding lease financing obligations, was $31.8 million, $30.7 million and $28.7 million for the years ended December 31, 2023, January 1, 2023 and January 2, 2022, respectively.
10. Other Income, net
In 2023, the Company recorded other income, net of $6.1 million, which primarily consisted of a $4.3 million gain from a settlement with BKC under the territorial rights provision of our franchise agreement, net gains from insurance recoveries of $1.7 million and a loss on disposal of assets of $1.4 million.
In 2022, the Company recorded other income, net of $0.9 million, which consisted of a $2.5 million gain from a settlement with a vendor, a loss on disposal of assets of $1.2 million and a loss on sale-leaseback transactions of $0.4 million.

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 31, 2023, JANUARY 1, 2023 AND JANUARY 2, 2022
(Tabular amounts in thousands, except share and per share amounts)
In 2021, the Company recorded other income, net of $1.2 million which consisted of a $1.1 million gain from the sale of rights associated with a class action lawsuit, insurance recoveries of $1.3 million from property damage at two of the Company's restaurants and a loss on disposal of assets of $1.2 million.
11. Income Taxes
The provision (benefit) for income taxes was comprised of the following:

	Year ended
	December 31, 2023	January 1, 2023	January 2, 2022
Current:
Federal	$273	$—	$—
State	439	(37)	(36)
	712	(37)	(36)

Deferred:
Federal	4,383	(16,790)	(12,374)
State	1,489	(5,027)	(4,021)
	5,872	(21,817)	(16,395)
Increase (decrease) in valuation allowance	(2,111)	21,065	11,272
Provision (benefit) for income taxes	$4,473	$(789)	$(5,159)
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 31, 2023, JANUARY 1, 2023 AND JANUARY 2, 2022
(Tabular amounts in thousands, except share and per share amounts)
The components of deferred income tax assets and liabilities at December 31, 2023 and January 1, 2023 were as follows:

	December 31, 2023	January 1, 2023
Deferred income tax assets:
Operating lease liabilities	$208,884	$211,000
Federal net operating loss carryforwards	13,054	26,122
Tax credit carryforwards	47,328	43,906
State net operating loss carryforwards	6,241	8,216
Interest expense limitation under section 163 (j)	7,139	8,090
Stock-based compensation expense	2,001	1,467
Accrued vacation benefits	3,329	2,904
Postretirement benefit obligations	671	721
Intangible Assets	—	757
Other deferred income tax assets	10,172	5,981
Gross deferred income tax assets	298,819	309,164
Less: Valuation allowance	(42,713)	(44,263)
Total deferred income tax assets	$256,106	$264,901

Deferred income tax liabilities:
Operating right-of-use assets	(192,269)	(195,705)
Property and equipment depreciation	(11,207)	(12,247)
Franchise rights	(61,080)	(61,755)
Intangible Assets	(687)	—
Accumulated other comprehensive income-postretirement benefits	(355)	(386)
Accumulated other comprehensive income-accrued interest rate swap	(1,294)	(2,160)
Other deferred income tax liabilities	(304)	(313)
Total deferred income tax liabilities	(267,196)	(272,566)
Net long-term deferred income tax liabilities	$(11,090)	$(7,665)
The Company's federal net operating loss carryforwards can be carried forward indefinitely but are subject to a limit of 80% of taxable income each year. As of December 31, 2023, the Company had federal net operating loss carryforwards of approximately $62.2 million, general business credits ("GBC") carryforwards of $47.3 million and approximately $133.2 million in state net operating loss carryforwards. The Company's GBC carryforwards begin to expire in 2032 and state net operating loss carryforwards begin to expire in 2024.
The Company has performed the required assessment of positive and negative evidence regarding the realization of deferred income tax assets in accordance with ASC 740 at December 31, 2023 and January 1, 2023. Under ASC 740, the weight given to negative and positive evidence is commensurate only to the extent that such evidence can be objectively verified. ASC 740 prescribes that objective historical evidence, in particular the Company's three-year cumulative loss position at December 31, 2023, be given a greater weight than subjective evidence, including the Company's forecast of future taxable income, which include assumptions that cannot be objectively verified. In determining the likelihood of future realization of the deferred income tax assets as of December 31, 2023 and January 1, 2023, the Company considered both positive and negative evidence and weighted the effect of such evidence based upon its objectivity.

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 31, 2023, JANUARY 1, 2023 AND JANUARY 2, 2022
(Tabular amounts in thousands, except share and per share amounts)
Based on the required weight of evidence under ASC 740, as of December 31, 2023 and January 1, 2023, the Company determined the valuation allowance needed for certain federal income tax credits, federal net operating losses and state net operating losses that may expire prior to their utilization by the Company was $42.7 million and $44.3 million, respectively. The amount of the deferred tax asset to be considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as projections for growth. The Company recorded an income tax benefit of $2.1 million in fiscal 2023 and recorded income tax expense of $21.1 million and $11.3 million in fiscal 2022 and 2021, respectively, relative to this valuation allowance reserve.
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
A reconciliation of the statutory federal income tax provision to the income tax provision (benefit) for the years ended December 31, 2023, January 1, 2023, and January 2, 2022 was as follows:

	Year ended
	December 31, 2023	January 1, 2023	January 2, 2022
Statutory federal income tax provision (benefit)	$7,867	$(16,036)	$(10,119)
State income taxes, net of federal benefit	1,681	(4,085)	(2,934)
Employment tax credits	(3,173)	(2,817)	(3,274)
Change in valuation allowances	(2,111)	21,065	11,272
Non-deductible expenses	181	597	431
Stock-based compensation	310	684	127
Rate change	—	—	(163)
Other	(282)	(197)	(499)
Provision (benefit) for income taxes	$4,473	$(789)	$(5,159)
The Company's policy is to recognize interest and/or penalties related to uncertain tax positions in income tax expense. At December 31, 2023 and January 1, 2023, the Company had no unrecognized tax benefits and no accrued interest related to uncertain tax positions. The tax years 2020 - 2022 remain open to examination by the major taxing jurisdictions to which the Company files tax returns. Although it is not reasonably possible to estimate the amount by which unrecognized tax benefits may increase within the next twelve months due to uncertainties regarding the timing of examinations, the Company does not expect unrecognized tax benefits to significantly change in the next twelve months.

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 31, 2023, JANUARY 1, 2023 AND JANUARY 2, 2022
(Tabular amounts in thousands, except share and per share amounts)
12. Stock-Based Compensation
2016 Stock Incentive Plan. In 2016, the Company adopted a stock plan entitled the 2016 Stock Incentive Plan (the "2016 Plan") and reserved and authorized a total of 4,000,000 shares of common stock for grant thereunder. On June 18, 2021, at the 2021 Annual Meeting of Stockholders, the Company' stockholders approved the Second Amendment to the 2016 Plan increasing the authorized total by 3,500,000 to 7,500,000 shares of common stock for grant thereunder. On June 16, 2023, at the 2023 Annual Meeting of Stockholders, the Company' stockholders approved an amendment to the 2016 Plan increasing the shares reserved for grant thereunder by 4,500,000 to 12,000,000 shares of common stock for grant thereunder. As of December 31, 2023, 3,323,708 shares were available for future grant or issuance.
Stock-based compensation expense for the years ended December 31, 2023, January 1, 2023, and January 2, 2022 was $5.6 million, $4.9 million and $6.2 million, respectively. As of December 31, 2023, the total remaining stock-based compensation expense relating to time-based non-vested shares and performance-based restricted stock units was approximately $10.9 million. The remaining weighted average vesting period for time-based non-vested shares was 1.6 years and performance-based restricted stock units was 2.2 years.
Time-based Non-vested Shares. During the year ended December 31, 2023, the Company granted 1,007,915 non-vested shares of common stock to certain employees and officers of the Company and 384,807 non-vested shares of common stock to outside directors of the Company. These shares generally vest in equal installments over their three-year service period, provided the participant has continuously remained an employee, officer, or director of the Company. In addition, on May 1, 2023, the Company granted 417,320 time-based restricted shares to its current CEO, which will vest 34% on the one year anniversary, 33% on each of January 15, 2025 and 2026.
During the year ended January 1, 2023, the Company granted 1,116,000 non-vested shares of common stock to certain employees and officers of the Company and 226,584 non-vested shares of common stock to outside directors of the Company. These shares generally vest in equal installments over their three-year service period, provided the participant has continuously remained an employee, officer, or director of the Company. In addition, on April 1, 2022, the Company granted 100,000 time-vested restricted shares with an original two-year vesting period to its former CEO, which became fully vested on December 31, 2022.
During the year ended January 2, 2022, the Company granted 895,000 non-vested shares of common stock to certain employees and officers of the Company and 92,744 non-vested shares of common stock to non-employee directors. These shares generally vest in equal installments over their three-year service period provided that the participant has continuously remained an employee, officer or director of the Company.
A summary of all non-vested common share activity for the year ended December 31, 2023 was as follows:

	Shares	Weighted Average Grant Date Price
Non-vested at January 1, 2023	1,767,811	$3.79
Granted	1,810,042	$2.50
Vested	(822,368)	$4.17
Forfeited	(20,725)	$2.60
Non-vested at December 31, 2023	2,734,760	$2.84
The fair value of the time-based non-vested shares is based on the closing price of the Company's common stock on the date of grant.

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 31, 2023, JANUARY 1, 2023 AND JANUARY 2, 2022
(Tabular amounts in thousands, except share and per share amounts)
Performance-based Restricted Shares. On April 1, 2022, 600,000 performance-based restricted shares were granted to the Company's former CEO, of which 450,000 shares were subsequently forfeited on December 31, 2022. The remaining shares fully vest on the third anniversary of the grant date based on the achievement of contractually defined EBITDA and share price growth targets. The fair value of the performance-based restricted shares was determined using a Monte Carlo simulation valuation model and these shares were expensed their service period according to the probability of the Company's attainment of the contractually defined targets.
Performance-based Restricted Stock Units. On July 1, 2023, the Company granted 797,915 performance-based restricted stock units to its executive officers. The number of performance-based restricted stock units that will ultimately vest and be received by the participants is based on achievement of contractually defined EBITDA growth targets to be measured over the period ending fiscal 2025. The Company estimates the fair-value of performance-based restricted stock units based on the closing stock price on the date of the grant which was $5.04. As the maximum EBITDA growth targets have been met with 2023’s Adjusted EBITDA performance, expense is being recognized over the applicable service period at this maximum attainment level.
Stock Options. During the twelve months ended January 3, 2021, the Company granted in the aggregate options to purchase 1,075,000 shares of its common stock to certain employees and officers of the Company, consisting of 739,340 shares of non-qualified stock options and 335,660 shares of incentive stock options ("ISOs"). These options became exercisable in three annual installments and were expensed over their three-year service period. The options expire seven years from the date of the grant and were issued with an exercise price equal to the fair market value of the stock price, or $7.12 per share of common stock, on the date of grant.
A summary of all stock option activity for the year ended December 31, 2023 was as follows:

	Options	Weighted Average Exercise Price	Average Remaining Contractual Life	Aggregate Intrinsic Value (1)
Options outstanding at January 1, 2023	975,500	$7.12
Forfeited	—
Cancelled	(50,500)	$7.12
Options Outstanding at December 31, 2023	925,000	$7.12	3.6	$703
Vested or expected to vest at December 31, 2023	925,000	$7.12	3.6	$703
Options exercisable at December 31, 2023	925,000	$7.12	3.6	$703
(1) The aggregate intrinsic value is calculated using the difference between the market price of the Company's common stock at December 31, 2023 of $7.88 and the grant date exercise price for only those awards that have a grant date exercise price that is less than the market price of the Company's common stock at December 31, 2023.
Restricted Stock Units. The Company has issued restricted stock units RSUs on shares of the Company's common shares to certain officers of the Company. During the twelve months ended December 31, 2023, 21,295 RSUs vested into shares of the Company's common stock at a weighted average price of $2.22 per share.
A summary of all RSU activity for the year ended December 31, 2023 was as follows:

Units
Non-vested at January 1, 2023	38,770
Issued dividend equivalents	48
Vested	(21,295)
Non-vested at December 31, 2023	17,523

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2023, JANUARY 1, 2023 AND JANUARY 2, 2022
(Tabular amounts in thousands, except share and per share amounts)

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
In connection with an acquisition of Burger King restaurants in 2019 from Cambridge Holdings, Cambridge Holdings was issued 10,000 shares of the Company's Series C Convertible Preferred Stock (the "Series C Convertible Preferred Stock") that was automatically converted during the third quarter of 2019 into approximately 7.5 million shares of the Company's Common Stock when such conversion was approved by the Company's stockholders at the Company's annual stockholders meeting on August 29, 2019. A Registration Rights and Stockholders' Agreement was entered into between the Company and Cambridge Holdings in connection with the issuance of Series C Convertible Preferred Stock which requires (a) two members to be nominated for election or re-election to the Company's Board of Directors until the date on which the number of shares of common stock held by Cambridge Holdings is less than 14.5% of the total number of outstanding shares of the Company's Common Stock and (b) one member to be nominated for election or re-election to the Company's Board of Directors until the date on which the number of shares of common stock held by Cambridge Holdings is less than 10% of the total number of outstanding shares of the Company's Common Stock. As of December 31, 2023 Cambridge Holdings beneficially owns approximately 19.5% of the Company's outstanding Common Stock after giving effect to treasury share repurchases.

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2023, JANUARY 1, 2023 AND JANUARY 2, 2022
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
At December 31, 2023, $11.0 million was available to repurchase shares under the Repurchase Program. Shares repurchased are being held in treasury until they are retired at the discretion of the Board of Directors.
Cash Dividend. Effective November 9, 2023, the Board declared a regular quarterly cash dividend of $0.02 per share on all issued and outstanding shares of common stock, including common stock issuable on the conversion of our Series D Convertible Preferred Stock. The cash dividend of $1.3 million was paid on December 15, 2023 to stockholders of record as of the close of business on November 21, 2023.
Effective August 12, 2021, the Board declared a $0.41 per share special cash dividend on all issued and outstanding shares of common stock, including common stock issuable on the conversion of our Series B Convertible Preferred Stock. The special cash dividend of $24.9 million was paid on October 5, 2021 to stockholders of record as of the close of business on August 25, 2021.
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

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 31, 2023, JANUARY 1, 2023 AND JANUARY 2, 2022
(Tabular amounts in thousands, except share and per share amounts)
The following table sets forth the calculation of basic and diluted net income (loss) per share:

	Year ended
	December 31, 2023	January 1, 2023	January 2, 2022
Basic net income (loss) per share:
Net income (loss)	$33,796	$(75,572)	$(43,029)
Less: Income attributable to non-vested shares	(1,658)	—	—
Less: Income attributable to preferred stock	(4,963)	—	—
Net income (loss) available to common stockholders	$27,175	$(75,572)	$(43,029)
Weighted average common shares outstanding	51,530,360	50,718,387	49,899,274
Basic net income (loss) per share(1)	$0.53	$(1.49)	$(0.86)
Diluted net income (loss) per share:
Net income (loss)	$33,796	$(75,572)	$(43,029)
Shares used in computing basic net income (loss) per share	51,530,360	50,718,387	49,899,274
Dilutive effect of preferred stock and non-vested shares	10,882,213	—	—
Shares used in computing diluted net income (loss) per share	62,412,573	50,718,387	49,899,274
Diluted net income (loss) per share (1)(2)	$0.53	$(1.49)	$(0.86)
Shares excluded from diluted net income (loss) per share computations (1)	—	9,624,963	9,681,878

(1)The Company has considered the impact of dividends paid when determining undistributed earnings in the use of the two class method, and has not reflected that in the table above as the computation has not yielded a change in the calculated basic and diluted net income (loss) per share.
(2)Shares issuable upon conversion of preferred stock and non-vested shares (including non-vested restricted stock units) were excluded from the computation in periods of net loss because their effect would have been anti-dilutive in such periods.

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 31, 2023, JANUARY 1, 2023 AND JANUARY 2, 2022
(Tabular amounts in thousands, except share and per share amounts)
15. Commitments and Contingencies
Lease Guarantees. Fiesta Restaurant Group, Inc. ("Fiesta"), a former wholly-owned subsidiary of the Company, was spun-off in 2012 to the Company's stockholders. As of December 31, 2023, the Company is a guarantor under 17 leases from the time when Fiesta was its subsidiary, which have lease terms expiring on various dates through 2030. As of December 31, 2023, the guarantees include eight Fiesta restaurant property leases and nine Taco Cabana leases of which all but one Fiesta-owned restaurant is still operating. Eight of these guarantees are for leases with Pollo Operations, Inc, a wholly owned subsidiary of Fiesta, and nine of the guarantees are for leases with Texas Taco Cabana, L.P., an indirect subsidiary of Taco Cabana, Inc. (together with all direct and indirect subsidiaries, "Taco"). Taco was a wholly owned subsidiary of Fiesta until August 16, 2021 when Fiesta sold all of its outstanding capital stock of Taco Cabana, Inc. to YTC Enterprises, LLC, an affiliate of Yadav Enterprises, Inc. The Company is fully liable for all obligations under the terms of the leases in the event that a tenant fails to pay any sums due under the lease, subject to indemnification provisions of the Separation and Distribution Agreement entered into in connection with the spin-off of Fiesta. In October of 2023, Fiesta was acquired by affiliates of Garnett Station Partners ("GSP"). Matthew Perelman and Alexander Sloane, each a member of the Company’s Board of Directors, are affiliates of GSP and affiliates of Cambridge Franchise Holdings, LLC which owns approximately 19.5% of the outstanding shares of the Company's common stock.
The maximum potential amount of future undiscounted rental payments the Company could be required to make under these leases at December 31, 2023 was $8.3 million, of which $5.1 million pertains to Fiesta restaurant property leases and $3.2 million pertains to Taco restaurant property leases. The obligations under these leases will generally continue to decrease over time as these operating leases expire, other than execution of option renewals that exist under the original leases. No payments related to these guarantees have been made by the Company to date and none are expected to be required to be made in the future. The Company has not recorded a liability for these guarantees in accordance with ASC 460 - Guarantees, as Fiesta has indemnified the Company for all such obligations and the Company did not believe it was probable it would be required to perform under any of the guarantees or direct obligations.
Litigation. The Company is a party to various litigation matters that arise in the ordinary course of business. The Company does not believe that the ultimate resolution of any of these other matters will have a material adverse effect on its consolidated financial statements.
Supplier Concentrations. The Company primarily utilizes four distributors, McLane Company Inc., Lineage Foodservice Solutions, LLC, Reinhart Food Service LLC and Performance Foodservice, to supply its Burger King restaurants with the majority of its foodstuffs. As of December 31, 2023, such distributors supplied 31%, 31%, 28% and 10%, respectively, of the Company's Burger King restaurants. Additionally, one bakery company supplies the rolls used in approximately 50% of the Company's Burger King restaurants and a second bakery supplies rolls for another approximately 26% of restaurants. The Company utilizes three distributors for its Popeyes restaurants, all three provide poultry products and two provide all other products. For the Company's Popeyes restaurants, one distributor, Performance Foodservice, is the poultry product supplier for 85% of its restaurants and the non-poultry products supplier for 94% of its restaurants.

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2023, JANUARY 1, 2023 AND JANUARY 2, 2022
(Tabular amounts in thousands, except share and per share amounts)

16. Transactions with Related Parties
In connection with an acquisition of restaurants from BKC in 2012, the Company issued to BKC 100 shares of Series A Convertible Preferred Stock, which was exchanged for 100 shares of newly issued Series B Convertible Preferred Stock in 2018. The Series B Convertible Preferred Stock was further exchanged for 100 shares of newly issued Series D Convertible Preferred Stock in 2022. These preferred shares are convertible into 9,414,580 shares of common stock, which as of December 31, 2023 represents approximately 14.7% of the outstanding shares of the Company's common stock after giving effect to the conversion of the Series D Convertible Preferred Stock and excluding shares held in treasury. See Note 13—Stockholder's Equity for further information. Pursuant to the Certificate of Designation of the Series D Convertible Preferred Stock (the "Certificate of Designation"), the BKC Stockholders are entitled to elect two representatives on the Company's Board of Directors. The approval of the BKC Stockholders is also required before the Company can take certain actions, including, among other things, amending the Company's certificate of incorporation or bylaws, declaring or paying a special cash dividend, amending the size of the Company's Board of Directors, or engaging in any business other than the ownership and operation of Burger King restaurants, in each case as more particularly described in the Certificate of Designation.
The Company operates its Burger King restaurants under franchise agreements with BKC and its Popeyes restaurants under franchise agreements with PLK, both subsidiaries of RBI. These franchise agreements generally provide for an initial term of twenty years and currently have an initial franchise fee of $50,000. With BKC's and PLK's respective approval, the Company can elect to extend franchise agreements for additional 20-year terms, provided that the restaurant meets the current restaurant image standard and the Company is not in default under terms of the franchise agreement. As a franchise operator, the Company’s franchised restaurants routinely and expectedly come up for renewal in the ordinary course of business, in connection with the expiration of franchise terms. The Company has a history of successfully renegotiating franchise agreements as they become available for renewal, and does not anticipate that existing franchise expirations or anticipated franchise expirations to have a material impact on the Company’s ability to operate its franchised restaurant locations. In addition to the initial franchise fee, the Company generally pays BKC a monthly royalty at a rate of 4.5% of its Burger King sales and PLK a weekly royalty at a rate of 5.0% of its Popeyes sales. Royalty expense was $83.9 million, $76.8 million, and $72.8 million for the years ended December 31, 2023, January 1, 2023 and January 2, 2022, respectively and is included in other restaurant operating expenses in the consolidated statements of comprehensive income (loss). Beginning in May of 2021, the Company also pays a per-use transaction fee to BKC for use of its digital platform which was $3.0 million, $2.1 million and $1.3 million for the years ended December 31, 2023, January 1, 2023 and January 2, 2022, respectively, and is included in other restaurant operating expenses in the consolidated statements of comprehensive income (loss).
The Company is also generally required to contribute 4% of restaurant sales from the Company's restaurants to the advertising funds utilized by BKC and PLK for their advertising, promotional programs and public relations activities, and amounts for additional local advertising in markets that approve such advertising. Advertising expense associated with these expenditures was $73.8 million, $67.7 million and $64.0 million for the years ended December 31, 2023, January 1, 2023 and January 2, 2022, respectively.
As of December 31, 2023, January 1, 2023, and January 2, 2022, the Company leased 217, 217 and 225 of its restaurant locations from BKC, respectively. As of December 31, 2023, the terms and conditions of the leases with BKC are identical to those between BKC and their third-party lessor for 95 of the restaurants. Aggregate rent under these BKC leases for the years ended December 31, 2023, January 1, 2023 and January 2, 2022 was $29.4 million, $27.7 million, and $26.9 million, respectively. The Company does not believe that such lease terms have been significantly affected by the fact that the Company and BKC are deemed to be related parties.
As of December 31, 2023 and January 1, 2023, the Company owed BKC $16.9 million and $16.0 million respectively, related to the payment of advertising, royalties, digital fees, rent and real estate taxes, which is normally remitted on a monthly basis. These costs are included in accounts payable, other current liabilities, and accrued real estate taxes on the accompanying consolidated balance sheets.

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2023, JANUARY 1, 2023 AND JANUARY 2, 2022
(Tabular amounts in thousands, except share and per share amounts)

The Company, Carrols Corporation, Carrols LLC, and BKC entered into an Amended and Restated Area Development Agreement on January 4, 2021 (the "Amended ADA"). Under the Amended ADA, Carrols LLC has agreed to open, build and operate a total of 50 new Burger King restaurants, 80% of which must be in Kentucky, Tennessee and Indiana. This includes four Burger King restaurants by September 30, 2021 (which were completed in 2021), 10 additional Burger King restaurants by September 30, 2022 (of which six were completed in 2022), 12 additional Burger King restaurants by September 30, 2023 (of which three were completed in 2023), 12 additional Burger King restaurants by September 30, 2024 and 12 additional Burger King restaurants by September 30, 2025. There is a 90-day cure period to meet the required restaurant development each development year. The Company is in ongoing discussions with BKC regarding its development plans, and does not believe the penalties, if any, associated with not meeting these commitments will be material.
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
In connection with an acquisition of restaurants in 2019, the Company assumed a development agreement for Popeyes, which included an assignment by PLK of its right of first refusal under its franchise agreements with its franchisees for acquisitions in two southern states, as well as a development commitment to open, build and operate approximately 80 new Popeyes restaurants over six years. This development agreement with PLK was terminated on March 17, 2021, with certain covenants applicable to the Company surviving the termination. PLK reserved the right to charge the Company a $0.6 million fee if PLK and the Company are not able to come to a mutually agreeable solution with respect to such fee within a six-month period. The Company has not recorded a liability for such amount as the risk of loss is considered less than reasonably possible at this time.
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

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2023, JANUARY 1, 2023 AND JANUARY 2, 2022
(Tabular amounts in thousands, except share and per share amounts)

In 2023, certain subsidiaries of the Company entered into certain agreements and related documentation with BKC related to its Royal Reset program and BKC's restaurant technology initiatives:
•With respect to BKC's initiative to match restaurant maintenance expenses with restaurant technology investments, BKC will provide the Company with the use of certain restaurant technology equipment worth approximately $12.2 million, conditioned upon the Company completing certain repairs, replacements and improvements with respect to its restaurant assets at a cost of approximately $12.2 million by March 31, 2024. As of December 31, 2023, $8.4 million in equipment has been received by the Company related to this arrangement, including approximately $0.5 million for self-ordering kiosks at 64 restaurants, and the Company has completed $13.1 million in qualified repairs, replacements and improvements.
•With respect to BKC's initiative to accelerate the pace of restaurant remodeling, the Company entered into an agreement with BKC to remodel 64 restaurants in total between 2023 and 2024 in connection with their "Reclaim the Flame" remodel incentive program. As of December 31, 2023, three locations have been remodeled in connection with this arrangement. Contributions of $0.7 million were received from BKC in 2023 and an additional $0.9 million is included as a receivable related to related to these remodel projects.
•In December 2023, the Company entered into an agreement with BKC under which BKC has agreed to provide the Company with self-order kiosks conditioned upon the purchase of additional self-order kiosks for the restaurants beyond the restaurant technology investments as part of BKC's Royal Reset agreements. Among other things, under this agreement, if the Company provides written notice to BKC by March 31, 2024 to purchase kiosks worth $1.7 million, BKC will provide the Company with an additional $2.5 million of kiosks for use in the restaurants, for a total of $4.2 million of kiosks. These kiosks must be installed by September 30, 2024. The Company may also elect to further expand kiosk installation and if, by written notice to BKC no later than May 31, 2024, the Company agrees to purchase up to an additional $2.5 million of kiosks, BKC will provide the Company with additional kiosks worth up to $3.7 million for use in the restaurants for a total additional amount of up to $6.2 million of kiosks. These additional kiosks must be installed by December 31, 2024.
In October of 2023, Fiesta was acquired by affiliates of Garnett Station Partners ("GSP"). Matthew Perelman and Alexander Sloane, each a member of the Company’s Board of Directors, are affiliates of GSP and affiliates of Cambridge Franchise Holdings, LLC which owns approximately 19.5% of the outstanding shares of the Company's common stock. As disclosed in Note 15, Fiesta is a former wholly-owned subsidiary of the Company and the Company remains guarantor on eight Fiesta restaurant property leases.
17. Retirement Plans
The Company offers its salaried employees the option to participate in the Carrols Corporation Retirement Savings Plan (the "Retirement Plan"). The Retirement Plan includes a savings option pursuant to section 401(k) of the Internal Revenue Code in addition to a post-tax savings option. Participating employees may contribute up to 50% of their salary annually to either of the savings options, subject to other limitations. The employees may allocate their contributions to various investment options available under a trust established by the Retirement Plan. The Company may elect to contribute to the Retirement Plan on an annual basis. The Company contributes an amount equal to $0.75 on the dollar of each participant’s contribution, up to a maximum Company contribution of three percent of the participants deferred salary, per year, per participant. The Company contribution begins to vest after one year of service and fully vests after five years of service. A year of service is defined as a plan year during which an employee completes at least 1,000 hours of service. Expense recognized for the Company's contributions to the Retirement Plan was $2.0 million, $1.9 million and $1.8 million for the years ended December 31, 2023, January 1, 2023 and January 2, 2022, respectively.

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 31, 2023, JANUARY 1, 2023 AND JANUARY 2, 2022
(Tabular amounts in thousands, except share and per share amounts)
The Company also has an Amended and Restated Deferred Compensation Plan which permits employees not eligible to participate in the Retirement Plan because they have been excluded as "highly compensated" employees (as so defined in the Retirement Plan) to voluntarily defer portions of their base salary and annual bonus. All amounts deferred by the participants earn interest at 8% per annum. There is no Company matching on any portion of the funds. At December 31, 2023 and January 1, 2023, a total of $3.8 million and $3.1 million, respectively, was deferred under this plan, including accrued interest, which is included in accrued payroll and long-term other liabilities on the accompanying consolidated balance sheets.
18. Subsequent Events
On January 16, 2024, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with RBI, and BK Cheshire Corp, a Delaware corporation and subsidiary of RBI, (“Merger Sub”, and together with RBI, the “Buyer Parties”), providing for the merger of Merger Sub with and into the Company, with the Company continuing as the surviving corporation (the “Merger”).
A special transaction committee (the “Special Committee”) of independent and disinterested members of the Company’s board of directors (the “Company Board”) unanimously adopted resolutions recommending that the Company Board approve and adopt the Merger Agreement and the transactions contemplated thereby and agree to recommend that the Unaffiliated Company Stockholders (as defined in the Merger Agreement) adopt the Merger Agreement. Thereafter, the Company Board unanimously approved the Merger Agreement and agreed to recommend that the stockholders of the Company adopt the Merger Agreement. Subject to the terms and conditions set forth in the Merger Agreement, each share of our common stock, par value $0.01 per share, outstanding immediately prior to the effective time of the Merger (the “Effective Time”) will, at the Effective Time, automatically be converted into the right to receive $9.55 in cash, without interest, subject to any required tax withholding.
If the Merger is consummated, the Company's common stock will be delisted from The NASDAQ Global Market and deregistered under the Exchange Act, as promptly as practicable following the Effective Time.

The Merger Agreement includes a 30-day “go shop” period that allowed the Company to affirmatively solicit alternative proposals from interested parties. As of the report date of this Consolidated Financial Statements, the 30-day go shop has expired and the Merger is expected to close in the second quarter of 2024 subject the conditions set forth below.
Consummation of the Merger is subject to certain conditions set forth in the Merger Agreement, including, but not limited to, the: (A) affirmative vote of the holders of (i) a majority of all of the outstanding shares of Company capital stock to adopt the Merger Agreement and (ii) a majority of all of the outstanding shares of Carrols Common Stock held by the Unaffiliated Company Stockholders to adopt the Merger Agreement; (B) expiration or termination of any waiting periods (and any extensions thereof) applicable to the consummation of the Merger under the HSR Act; (C) absence of any law or order in the United States restraining, enjoining or otherwise prohibiting the Merger; and (D) absence of a Company Material Adverse Effect (as defined in the Merger Agreement).
The Merger Agreement contains certain termination rights for the Company, on the one hand, and the Buyer Parties, on the other hand. Upon termination of the Merger Agreement under specified circumstances, the Company will be required to pay RBI a termination fee of $19,000,000 (or, if termination occurs in certain circumstances prior to the No-Shop Period Start Date (as defined in the Merger Agreement), $9,500,000). In addition to the foregoing termination rights, and subject to certain limitations, the Company or RBI may terminate the Merger Agreement if the Merger is not consummated by November 30, 2024.

CARROLS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
YEARS ENDED DECEMBER 31, 2023, JANUARY 1, 2023 AND JANUARY 2, 2022
(Tabular amounts in thousands, except share and per share amounts)
Effective February 22, 2024, the Company's Board of Directors declared a regular quarterly cash dividend of $0.02 per share on all issued and outstanding shares of the Company's common stock, including common stock issuable on the conversion of the Company's Series D Convertible Preferred Stock, that will be paid on April 5, 2024 to stockholders of record as of the close of business on March 11, 2024.

CARROLS RESTAURANT GROUP, INC. AND SUBSIDIARY
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2023, JANUARY 1, 2023 AND JANUARY 2, 2022
(In thousands)

	Column B	Column C		Column D	Column E
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to other accounts	Deductions	Balance at End of Period
Year Ended December 31, 2023
Deferred income tax valuation allowance	$44,263	(2,111)	561	$—	$42,713
Year Ended January 1, 2023
Deferred income tax valuation allowance	$24,410	21,065	(1,212)	$—	$44,263
Year Ended January 2, 2022
Deferred income tax valuation allowance	$13,138	11,272	—	$—	$24,410

SIGNATURES
Pursuant to the requirements of the Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the March 8, 2024.

CARROLS RESTAURANT GROUP, INC.

/s/ Deborah M. Derby
(Signature)
Deborah M. Derby President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.

Signature	Title	Date

/s/ Deborah M. Derby	President, Chief Executive Officer and Director	March 8, 2024
Deborah M. Derby

/s/ Anthony E. Hull	Executive Vice President, Chief Financial Officer and Treasurer	March 8, 2024
Anthony E. Hull

/s/ Hannah S. Craven	Director	March 8, 2024
Hannah S. Craven

/s/ Thomas B. Curtis	Director	March 8, 2024
Thomas B. Curtis

/s/ Matthew Dunnigan	Director	March 8, 2024
Matthew Dunnigan

/s/ Lawrence E. Hyatt	Director	March 8, 2024
Lawrence E. Hyatt

/s/ David S. Harris	Director	March 8, 2024
David S. Harris

/s/ Matthew Terker Perelman	Director	March 8, 2024
Matthew Terker Perelman

/s/ Alexander R. Sloane	Director	March 8, 2024
Alexander R. Sloane

/s/ John Davis Smith	Director	March 8, 2024
John Davis Smith