Form 10-Q
period 2024-03-31
CARROLS RESTAURANT GROUP, INC.
filed 2024-05-09
CIK 809248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 3, 2024, Carrols Restaurant Group, Inc. had 52,621,276 shares of its common stock, $.01 par value, outstanding.

CARROLS RESTAURANT GROUP, INC.
FORM 10-Q
QUARTER ENDED MARCH 31, 2024

PART I—FINANCIAL INFORMATION
ITEM 1—INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CARROLS RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$38,030	$44,504
Trade and other receivables	25,033	22,438
Inventories	13,189	15,237
Prepaid expenses and other current assets	15,174	17,521
Total current assets	91,426	99,700
Property and equipment, net of accumulated depreciation of $578,488 and $570,062, respectively	308,959	307,526
Franchise rights, net of accumulated amortization of $178,228 and $174,745, respectively (Note 3)	295,142	298,626
Goodwill (Note 3)	107,751	107,751
Franchise agreements, at cost less accumulated amortization of $19,975 and $19,299, respectively	25,414	26,048
Operating right-of-use assets, net (Note 6)	734,510	743,250
Other assets (Note 7)	9,160	9,591
Total assets	$1,572,362	$1,592,492
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt and finance lease liabilities (Notes 6 and 7)	$7,108	$7,159
Current portion of operating lease liabilities (Note 6)	49,631	49,424
Accounts payable	37,713	37,797
Accrued interest	4,323	8,705
Accrued payroll, related taxes and benefits	36,984	63,787
Accrued real estate taxes	7,188	8,963
Other liabilities (Note 5)	49,426	29,120
Total current liabilities	192,373	204,955
Long-term debt and finance lease liabilities, net of current portion (Notes 6 and 7)	420,346	421,788
Operating lease liabilities (Note 6)	750,183	758,115
Deferred income taxes, net (Note 8)	10,823	11,090
Other liabilities (Note 5)	10,597	11,311
Total liabilities	1,384,322	1,407,259
Commitments and contingencies (Note 10)
Stockholders' equity (Note 12):
Preferred stock, par value $.01; authorized 20,000,000 shares, issued and outstanding—100 shares	—	—
Voting common stock, par value $.01; authorized—100,000,000 shares, issued—57,402,169 and 56,738,837 shares, respectively, and outstanding—52,479,387 and 51,602,340 shares, respectively	549	539
Additional paid-in capital	297,663	296,972
Accumulated deficit	(99,508)	(103,172)
Accumulated other comprehensive income	5,189	5,320
Treasury stock, at cost	(15,853)	(14,426)
Total stockholders' equity	188,040	185,233
Total liabilities and stockholders' equity	$1,572,362	$1,592,492
See notes to unaudited condensed consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended
	March 31, 2024	April 2, 2023
Restaurant sales	$452,192	$445,162
Operating expenses:
Food, beverage and packaging costs	118,166	125,443
Restaurant wages and related expenses	150,785	146,324
Restaurant rent expense (Note 6)	32,025	31,834
Other restaurant operating expenses	74,037	69,132
Advertising expense	18,459	17,898
General and administrative expenses (including stock-based compensation of $1,989 and $1,097, respectively)	30,826	25,740
Depreciation and amortization	18,512	18,718
Impairment and other lease charges (Note 4)	1,356	1,340
Other income, net (Note 14)	(2,041)	(1,506)
Total operating expenses	442,125	434,923
Income from operations	10,067	10,239
Interest expense	6,413	8,233
Income before income taxes	3,654	2,006
Provision (benefit) for income taxes (Note 8)	(10)	1,142
Net income	$3,664	$864
Basic and diluted net income per share (Note 13)	$0.06	$0.01
Shares used in computing net income per share:
Weighted average common shares outstanding:
Basic weighted average common shares outstanding	52,325,476	51,422,010
Diluted weighted average common shares outstanding	64,221,877	61,420,034
Comprehensive income (loss), net of tax:
Net income	$3,664	$864
Change in valuation of interest rate swap (Note 7)	(131)	(1,137)
Comprehensive income (loss)	$3,533	$(273)
See notes to unaudited condensed consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share and per share amounts)
(Unaudited)

							Accumulated
					Additional		Other			Total
	Common Stock		Preferred Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock		Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Shares	Amount	Equity
Balance, December 31, 2023	53,854,077	$539	100	$—	$296,972	$(103,172)	$5,320	2,251,737	$(14,426)	$185,233
Stock-based compensation	—	—	—	—	1,989	—	—	—	—	1,989
Vesting of non-vested shares and RSUs	1,045,739	10	—	—	(10)	—	—	—	—	—
Net income	—	—	—	—	—	3,664	—	—	—	3,664
Purchase of treasury stock	—	—	—	—	—	—	—	168,692	(1,427)	(1,427)
Cash dividend	—	—	—	—	(1,288)	—	—	—	—	(1,288)
Change in valuation of interest rate swap, net of income tax benefit of $45 (Note 8)	—	—	—	—	—	—	(131)	—	—	(131)
Balance, March 31, 2024	54,899,816	$549	100	$—	$297,663	$(99,508)	$5,189	2,420,429	$(15,853)	$188,040

Balance, January 1, 2023	53,010,414	$530	100	$—	$292,708	$(136,968)	$8,702	2,107,303	$(14,130)	$150,842
Stock-based compensation	—	—	—	—	1,097	—	—	—	—	1,097
Vesting of non-vested shares and RSUs	767,359	8	—	—	(8)	—	—	—	—	—
Net income	—	—	—	—	—	864	—	—	—	864
Purchase of treasury stock	—	—	—	—	—	—	—	144,434	(295)	(295)
Change in valuation of interest rate swap, net of income tax benefit of $260 (Note 8)	—	—	—	—	—	—	(1,137)	—	—	(1,137)
Balance, April 2, 2023	53,777,773	$538	100	$—	$293,797	$(136,104)	$7,565	2,251,737	$(14,425)	$151,371
See notes to unaudited condensed consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31, 2024	April 2, 2023
Cash flows provided by operating activities:
Net income	$3,664	$864
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposals of property and equipment, including sale-leasebacks transactions	(1,429)	(1,521)
Stock-based compensation	1,989	1,097
Impairment and other lease charges	1,356	1,340
Depreciation and amortization	18,512	18,718
Amortization of deferred financing costs	512	543
Amortization of discount on debt	27	32
Deferred income taxes	(223)	1,142
Changes in other operating assets and liabilities	(12,071)	(14,222)
Net cash provided by operating activities	12,337	7,993
Cash flows used for investing activities:
Capital expenditures:
New restaurant development	(2,582)	(858)
Restaurant remodeling	(6,461)	(2,035)
Other restaurant capital expenditures	(4,289)	(3,774)
Corporate and restaurant information systems	(3,058)	(1,322)
Total capital expenditures	(16,390)	(7,989)
Proceeds from sale of other assets	1,851	—
Properties purchased for sale-leaseback	(2,573)	—
Proceeds from insurance recoveries	1,726	1,126
Net cash used for investing activities	(15,386)	(6,863)
Cash flows used in financing activities:
Principal payments on Term B Loans	(1,063)	(1,063)
Borrowings under revolving credit facility	—	11,000
Repayments under revolving credit facility	—	(23,500)
Principal payments on finance lease liabilities	(935)	(755)
Purchase of treasury shares	(1,427)	(295)
Net cash used in financing activities	(3,425)	(14,613)
Net decrease in cash and cash equivalents	(6,474)	(13,483)
Cash and cash equivalents, beginning of period	44,504	18,364
Cash and cash equivalents, end of period	$38,030	$4,881
Supplemental disclosures:
Interest paid on long-term debt	$10,184	$12,137
Interest paid on lease financing obligations	—	—
Interest paid on finance leases	156	208
Accruals for capital expenditures	1,787	1,945
Finance lease obligations incurred	83	20
Gain on sale-leaseback transactions	—	822
Operating lease assets and liabilities resulting from lease modifications and new leases	4,628	10,819
Operating cash flows related to operating leases	25,983	25,739
See notes to unaudited condensed consolidated financial statements.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except share and per share amounts)

1. Business Description
At March 31, 2024, Carrols Restaurant Group, Inc. ("Carrols Restaurant Group") operated, as franchisee, 1,023 Burger King® restaurants in 23 Northeastern, Midwestern, Southcentral and Southeastern states and 59 Popeyes® restaurants in six Southeastern states. Carrols Restaurant Group, Inc. is a holding company and conducts all of its operations through its direct and indirect wholly-owned subsidiaries Carrols Corporation and New CFH, LLC and their wholly-owned subsidiaries. Carrols Corporation's material direct and indirect wholly-owned subsidiaries include its wholly-owned subsidiary Carrols LLC, a Delaware limited liability company. New CFH LLC's material direct and indirect wholly-owned subsidiaries include Frayser Quality, LLC and Nashville Quality, LLC (and together with New CFH, LLC's immaterial direct and indirect subsidiaries, collectively, "New CFH"). Unless the context otherwise requires, Carrols Restaurant Group and its direct and indirect wholly-owned subsidiaries are collectively referred to as the "Company."
Merger Agreement
On January 16, 2024, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Restaurant Brands International Inc. ("RBI") and BK Cheshire Corp., a Delaware corporation and subsidiary of RBI (“Merger Sub”, and together with RBI, the “Buyer Parties”), providing for the merger of Merger Sub with and into the Company, with the Company continuing as the surviving corporation (the “Merger”).
A special transaction committee (the “Special Committee”) of independent and disinterested members of the Company’s board of directors (the “Board”) unanimously recommended that the Board approve and adopt the Merger Agreement and the transactions contemplated thereby and recommend that the stockholders of the Company adopt the Merger Agreement. Thereafter, the Board approved and adopted the Merger Agreement and resolved to recommend that the stockholders of the Company adopt the Merger Agreement. Subject to the terms and conditions and certain exceptions set forth in the Merger Agreement, each share of the Company's common stock, par value $0.01 per share, outstanding immediately prior to the effective time of the Merger (the “Effective Time”) will, at the Effective Time, automatically be converted into the right to receive $9.55 in cash, without interest, subject to any required tax withholding.
If the Merger is consummated, the Company's common stock will be delisted from The NASDAQ Global Market and deregistered under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as promptly as practicable following the Effective Time. The Merger is expected to close in the second quarter of 2024 subject to the conditions set forth below.
Consummation of the Merger is subject to certain conditions set forth in the Merger Agreement, including, but not limited to, the: (A) affirmative vote of the holders of (i) a majority of all of the outstanding shares of Company capital stock to adopt the Merger Agreement and (ii) a majority of all of the outstanding shares of the Company's common stock held by the Unaffiliated Company Stockholders (as defined in the Merger Agreement) to adopt the Merger Agreement; (B) expiration or termination of any waiting periods (and any extensions thereof) applicable to the consummation of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; (C) absence of any law or order in the United States restraining, enjoining or otherwise prohibiting the Merger; and (D) absence of a Company Material Adverse Effect (as defined in the Merger Agreement).
The Merger Agreement contains certain termination rights for the Company, on the one hand, and the Buyer Parties, on the other hand. Upon termination of the Merger Agreement under specified circumstances, the Company will be required to pay RBI a termination fee of $19.0 million. In addition to the foregoing termination rights, and subject to certain limitations, the Company or RBI may terminate the Merger Agreement if the Merger is not consummated by November 30, 2024.
On April 12, 2024, notice was given that a special meeting of stockholders (the “Special Meeting”) of Carrols Restaurant Group will be held on May 14, 2024, to consider and vote on a proposal to adopt the Merger Agreement and a proposal to approve, on an advisory basis, the compensation that will or may become payable by Carrols Restaurant Group to its named executive officers in connection with the Merger.

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
Fiscal Year. The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. The three months ended March 31, 2024 and April 2, 2023 each contained thirteen weeks. The 2024 fiscal year will end December 29, 2024 and will contain 52 weeks.
Basis of Presentation. The unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2024 and April 2, 2023 have been prepared without an audit pursuant to the rules and regulations of the Securities and Exchange Commission and do not include certain of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of such unaudited condensed consolidated financial statements have been included. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the full year.
These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2023. The December 31, 2023 consolidated balance sheet data is derived from those audited consolidated financial statements.
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
Cash and Cash Equivalents. The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $26.3 million of cash invested in money market funds classified as cash equivalents on the condensed consolidated balance sheets as of March 31, 2024. At December 31, 2023, the Company had $5.5 million of cash invested in money market funds classified as cash equivalents on the condensed consolidated balance sheets.
Food, Beverage and Packaging Costs. The Company includes food, beverage and packaging costs and delivery charges, net of any vendor purchase discounts and rebates, in food, beverage, and packaging costs.
Fair Value of Financial Instruments. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. In determining fair value, the accounting standards establish a three-level hierarchy for inputs used in measuring fair

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

value as follows: Level 1 inputs are quoted prices in active markets for identical assets or liabilities; Level 2 inputs are observable for the asset or liability, either directly or indirectly, including quoted prices in active markets for similar assets or liabilities; and Level 3 inputs are unobservable and reflect the Company's own assumptions. Financial instruments include cash and cash equivalents, trade and other receivables, accounts payable and long-term debt. The carrying amounts of cash and cash equivalents, trade and other receivables and accounts payable approximate fair value because of the short-term nature of these financial instruments. Borrowings under the Company's Senior Credit Facilities (including its term B loans) accrue interest at a floating rate tied to a standard short-term borrowing index selected at the Company's option, plus an applicable margin. The Company's liability for its Senior Credit Facilities and 5.875% Senior Notes due 2029 are carried at historical cost in the accompanying balance sheets. The fair value of our term B loans and 5.875% Senior Notes due 2029 is based on recent trading activity, which are Level 2 inputs in the fair value hierarchy. As of March 31, 2024, the term B loans traded at 100.0% of par value and the 5.875% Senior Notes due 2029 traded at 101.3% of par value.
The Company recognizes its derivative arrangements on the balance sheet at fair value, which is considered a Level 2 input. The Company's only derivative is an interest rate swap (the "Swap") which is designated as a cash flow hedge. Accordingly, the entire change in the fair value of the cash flow hedges included in the assessment of hedge effectiveness is recognized in accumulated other comprehensive income (loss) until the hedged item is recognized in earnings. Any ineffective portion of the changes in the fair value of this arrangement is immediately recognized in earnings as interest expense, as applicable. The Company classifies cash inflows and outflows from derivatives within operating activities on the condensed consolidated statements of cash flows. The Swap had an asset value of $4.9 million and $5.1 million as of March 31, 2024 and December 31, 2023, respectively, and is classified as Level 2 within the fair value hierarchy.
Fair value measurements of non-financial assets and non-financial liabilities are primarily used in the impairment analysis of long-lived assets, goodwill and intangible assets. Long-lived assets and definite-lived intangible assets are measured at fair value on a nonrecurring basis using Level 3 inputs. As described in Note 4, the Company recorded long-lived asset impairment charges of $1.0 million during the three months ended March 31, 2024 and $0.1 million during the three months ended April 2, 2023.
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
The Company assesses the potential impairment of franchise rights whenever events or changes in circumstances indicate that the carrying value may not be recoverable, including as a result of closures of restaurants that were part of an acquisition, a shortfall in undiscounted operating cash flows over the projected remaining life of the franchise rights to the carrying value of such franchise rights for each acquisition group, or other indicators of impairment. If an indicator of impairment exists, an estimate of the aggregate undiscounted cash flows from the acquired restaurants is compared to the respective carrying value of franchise rights for each acquisition. If an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value. No impairment charges were recorded related to the Company's franchise rights for the three months ended March 31, 2024 and April 2, 2023.
The change in franchise rights for the three months ended March 31, 2024 was from amortization expense during the period. Amortization expense related to franchise rights was $3.5 million for both of the three months ended March 31, 2024 and April 2, 2023. The Company expects amortization expense to be $13.9 million annually for fiscal 2024 through fiscal 2029.
Goodwill. The Company is required to review goodwill for impairment annually, or more frequently when events and circumstances indicate that the carrying amount may be impaired. If the determined fair value of the reporting unit is less than the related carrying amount, an impairment loss is recognized. The Company performs its annual impairment assessment as of the end of the eighth month of its fiscal year. As part of this goodwill impairment assessment, the Company considers certain qualitative factors, such as the Company's performance, business forecasts and expansion plans, a discount rate approximating the Company's weighted average cost of capital, general economic conditions, and evaluation of peer company multiples, among other factors including external indicators of value. Given the nature of the qualitative and quantitative factors considered, there is a degree of uncertainty associated with these judgments and estimates. Notably, the business forecasts and market conditions considered within the Company's annual goodwill impairment test reflect the Company's long-standing history of operating Burger King restaurants in various business cycles.
The Company assessed events and circumstances from the date of its annual goodwill impairment test through March 31, 2024 and there was no indicator representing a triggering event, nor was any goodwill-related impairment recognized during the three months ended March 31, 2024 and April 2, 2023.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

4. Impairment of Long-Lived Assets and Other Lease Charges
During the three months ended March 31, 2024, the Company recorded impairment and other lease charges of $1.4 million consisting of $0.7 million related to initial impairment charges for four underperforming restaurants, capital expenditures at previously impaired restaurants of $0.3 million and $0.4 million of other lease charges primarily related to one planned restaurant closure.
During the three months ended April 2, 2023, the Company recorded impairment and other lease charges of $1.3 million consisting of capital expenditures at previously impaired restaurants of $0.1 million and $1.2 million of other lease charges related to three restaurant closed during the first quarter.
5. Other Liabilities
Other liabilities, current, at March 31, 2024 and December 31, 2023 consisted of the following:

	March 31, 2024	December 31, 2023
Accrued unearned income	$12,477	$511
Accrued workers' compensation and general liability claims	6,569	4,855
Accrued professional fees	5,546	654
Sales tax payable	7,405	7,333
Other	17,429	15,767
	$49,426	$29,120
Other liabilities, long-term, at March 31, 2024 and December 31, 2023 consisted of the following:

	March 31, 2024	December 31, 2023
Accrued occupancy costs	$1,703	$1,766
Accrued workers' compensation and general liability claims	3,732	3,994
Deferred compensation	2,970	3,162
Accrued post retirement benefits	1,236	1,249
Other	956	1,140
	$10,597	$11,311
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
Lease Cost
The components and classification of lease expense for the three months ended March 31, 2024 and April 2, 2023 are as follows:

		Three Months Ended
Lease cost	Classification	March 31, 2024	April 2, 2023
Operating lease cost(1)	Restaurant rent expense	$28,547	$26,363
Operating lease cost(2)	General and administrative	350	305
Variable lease cost	Restaurant rent expense	3,478	5,471
Finance lease cost:
Amortization of right-of-use assets	Depreciation and amortization	801	825
Interest on lease liabilities	Interest expense	156	208
Total lease cost		$33,332	$33,172
(1)Includes short-term leases which are not material.
(2)Represents operating lease costs for property and equipment not directly related to restaurant operations.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

7. Long-term Debt
Long-term debt at March 31, 2024 and December 31, 2023 consisted of the following:

	March 31, 2024	December 31, 2023
Senior Credit Facility:
Term B Loans	$132,313	$133,375
Revolving credit borrowings	—	—
Senior Notes Due 2029	290,093	290,093
Finance lease liabilities	9,054	9,752
Total Funded debt	431,460	433,220
Less: current portion of long-term debt and finance lease liabilities	(7,108)	(7,159)
Less: unamortized debt issuance costs	(3,770)	(4,010)
Less: unamortized original issue discount	(236)	(263)
Total Long-term debt	$420,346	$421,788
Senior Credit Facilities. On April 30, 2019, the Company entered into senior secured credit facilities in an aggregate principal amount of $550.0 million, consisting of (i) a Term Loan B Facility in an aggregate principal amount of $425.0 million (the "Term Loan B Facility") maturing on April 30, 2026 and (ii) a revolving credit facility (including a sub-facility of $35.0 million for standby letters of credit) in an aggregate principal amount of $125.0 million maturing on April 30, 2024 (the "Revolving Credit Facility" and, together with the Term Loan B Facility, the "Senior Credit Facilities"). As of March 31, 2024, the Senior Credit Facilities, as amended, provide for an aggregate maximum commitment available for borrowings under the Revolving Credit Facility of $215.0 million. The Revolving Credit Facility matures on January 29, 2026.
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

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

As of March 31, 2024, there were no revolving credit borrowings outstanding and $11.0 million of letters of credit issued under the Revolving Credit Facility. After reserving for issued letters of credit and outstanding revolving credit borrowings, $204.0 million was available for revolving credit borrowings under the Senior Credit Facilities at March 31, 2024.
The Term Loan B Facility requires quarterly installment payments, which began on September 30, 2019. During the year ended December 31, 2023, the Company made a voluntary prepayment of $30.0 million on the outstanding principal amount of its Term Loan B borrowings under its Senior Credit Facilities. Amounts outstanding at March 31, 2024 are due and payable as follows:
(i) eight remaining quarterly installments of $1.1 million;
(ii) one final payment of $123.5 million on April 30, 2026.
At March 31, 2024, borrowings under the Revolving Credit Facility and Term Loan B Facility each bore interest at a rate per annum equal to (a) the Alternate Base Rate (as defined in the Senior Credit Facilities) plus 2.25% or (b) Adjusted Term SOFR (as defined in the Senior Credit Facilities) plus 3.25% (subject to the interest rate swap as described below).
Senior Notes due 2029. On June 28, 2021, the Company issued $300.0 million principal amount of 5.875% Senior Notes due 2029 (the "Notes") in a private placement.
Carrols Restaurant Group and certain of its subsidiaries (the "Guarantors") entered into the Indenture (the "Indenture") dated as of June 28, 2021 with the Bank of New York Mellon Trust Company governing the Notes. The Indenture provides that the Notes will mature on July 1, 2029 and will bear interest at the rate of 5.875% per annum, payable semi-annually on July 1 and January 1 of each year, beginning on January 1, 2022. The entire principal amount of the Notes will be due and payable in full on the maturity date. The Indenture further provides that the Company (i) may redeem some or all of the Notes at any time after July 1, 2024 at the redemption prices described therein, (ii) may redeem up to 40% of the Notes using the proceeds of certain equity offerings completed before July 1, 2024 and (iii) must offer to purchase the Notes if it sells certain of its assets or if specific kinds of changes in control occur, all as set forth in the Indenture. The Notes are senior unsecured obligations of Carrols Restaurant Group and are guaranteed on an unsecured basis by the Guarantors. The Indenture contains certain covenants that limit the ability of Carrols Restaurant Group and the Guarantors to, among other things: incur indebtedness or issue preferred stock; incur liens; pay dividends or make distributions in respect of capital stock or make certain other restricted payments or investments; sell assets; agree to payment restrictions affecting Restricted Subsidiaries (as defined in the Indenture); enter into transactions with affiliates; or merge, consolidate or sell substantially all of the assets. Such restrictions are subject to certain exceptions and qualifications all as set forth in the Indenture. The Company was in compliance with all such covenants as of March 31, 2024.
During the year ended December 31, 2023, the Company repurchased $9.9 million of its outstanding Notes in the open market.
Interest Rate Swap. In March 2020, the Company entered into an interest rate swap agreement with certain of its lenders under the Senior Credit Facilities to mitigate the risk of increases in the variable interest rate related to term loan borrowings under the Senior Credit Facilities. The agreement matures on February 28, 2025. The interest rate swap originally fixed the interest rate on 50% of outstanding borrowings under the Senior Credit Facility at 0.915% plus the applicable margin in its Senior Credit Facilities with the differences settled monthly. The original notional amount of $220.0 million was reduced to a notional amount of $120.0 million in 2021 and the fixed rate of interest was changed from 0.915% plus the applicable margin to 0.854% plus the applicable margin in 2022 in connection with the transition from LIBOR to SOFR as the benchmark rate on the Company's Senior Credit Facilities.
The Company received $1.4 million and $1.1 million to settle the interest rate swap during the three months ended March 31, 2024 and April 2, 2023, respectively.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

The fair value of the Company's interest rate swap agreement was an asset of $4.9 million as of March 31, 2024, which is included in other assets in the accompanying condensed consolidated balance sheets. Changes in the valuation of the Company's interest rate swap are included as a component of other comprehensive income and will be reclassified to earnings as the income or losses are realized.
The weighted average interest rate for borrowings on long-term debt balances was 5.5% for three months ended March 31, 2024, and 5.8% for the three months ended April 2, 2023.
8. Income Taxes
The provision (benefit) for income taxes for the three months ended March 31, 2024 and April 2, 2023 was comprised of the following:

	Three Months Ended
	March 31, 2024	April 2, 2023
Current	$213	$—
Deferred	(98)	2,473
Change in valuation allowance	(125)	(1,331)
Provision (benefit) for income taxes	$(10)	$1,142
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.
The benefit for income taxes for the three months ended March 31, 2024 was derived using an estimated effective annual income tax rate for all of 2024 of 17.9%, which is inclusive of the estimated change in the Company's valuation allowance on its deferred tax assets and excludes other discrete tax adjustments. The difference compared to the statutory rate for 2024 is attributed to various nondeductible tax expenses and non-refundable business credits which are not directly related to the amount of pre-tax income recorded in the period as well as the change in valuation allowance. Accordingly, in periods where recorded pre-tax income (loss) is relatively small, the proportional effect of these items on the effective rate may be significant. The income tax benefit for the three months ended March 31, 2024 included $0.7 million of tax benefit from net discrete tax adjustments.
The provision for income taxes for the three months ended April 2, 2023 was derived using an estimated effective annual income tax rate for all of 2023 of 18.7%, which is inclusive of the estimated change in the Company's valuation allowance on its deferred tax assets and excludes other discrete tax adjustments. The difference compared to the statutory rate for 2023 is attributed to various nondeductible tax expenses and non-refundable business credits which are not directly related to the amount of pre-tax income recorded in the period as well as the change in valuation allowance. The income tax provision for the three months ended April 2, 2023 included $0.8 million of tax expense from net discrete tax adjustments.
The Company's federal net operating loss carryforwards can be carried forward indefinitely but are subject to a limit of 80% of taxable income each year. As of March 31, 2024, the Company had federal net operating loss carryforwards of approximately $61.4 million, general business credits ("GBC") carryforwards of $47.3 million and approximately $133.2 million in state net operating loss carryforwards. The Company's GBC carryforwards begin to expire in 2032 and state net operating loss carryforwards begin to expire in 2024.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

The Company performs an assessment of positive and negative evidence regarding the realization of its deferred income tax assets as required by ASC 740. Under ASC 740, the weight given to negative and positive evidence is commensurate only to the extent that such evidence can be objectively verified. ASC 740 prescribes that objective historical evidence, in particular the Company's three-year cumulative loss position at March 31, 2024, be given greater weight than subjective evidence, including the Company's forecast of future taxable income, which include assumptions that cannot be objectively verified. In determining the likelihood of future realization of the deferred income tax assets as of March 31, 2024 and December 31, 2023 the Company considered both positive and negative evidence and weighted the effect of such evidence based upon its objectivity. At March 31, 2024 and December 31, 2023, the Company determined that a valuation allowance was needed for certain federal income tax credits and state operating loss carryforwards in the amount of $42.6 million and $42.7 million, respectively, as they may expire prior to their utilization by the Company. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as projections for growth. The Company recorded an income tax benefit of $0.1 million in the three months ended March 31, 2024 relative to this valuation allowance as pre-tax income in the period resulted in higher NOL utilization.
The Company's policy is to recognize interest and/or penalties related to uncertain tax positions in income tax expense. At March 31, 2024 and December 31, 2023, the Company had no unrecognized tax benefits and no accrued interest related to uncertain tax positions. The tax years 2020 - 2023 remain open to examination by the major taxing jurisdictions to which the Company is subject. Although it is not reasonably possible to estimate the amount by which unrecognized tax benefits may increase within the next twelve months due to the uncertainties regarding the timing of examinations, the Company does not expect unrecognized tax benefits to significantly change in the next twelve months.
9. Stock-Based Compensation
Stock-based compensation expense for the three months ended March 31, 2024 and April 2, 2023 was $2.0 million and $1.1 million, respectively.
As of March 31, 2024, the total unrecognized stock-based compensation expense relating to time-vested restricted shares and stock options was approximately $10.3 million and the Company expects to record an additional $6.1 million in stock-based compensation expense related to the vesting of these awards in the remainder of 2024. The remaining weighted average vesting period for time-based non-vested shares was 1.9 years and performance-based restricted stock units was 2.1 years.
Time-based Non-vested Shares. During the three months ended March 31, 2024, the Company granted 570,390 non-vested shares of common stock to certain employees and officers of the Company and 75,419 non-vested shares of common stock to the outside directors of the Company. These shares generally vest in equal installments over their three-year service period, provided the participant has continuously remained an employee, officer or director of the Company, with provisions that require accelerated vesting upon a change of control.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

A summary of all non-vested common share activity for the three months ended March 31, 2024 was as follows:

	Shares	Weighted Average Grant Date Price(1)
Non-vested at December 31, 2023	2,734,760	$2.84
Granted	645,809	$8.42
Vested	(1,028,216)	$3.07
Forfeited	—	$—
Non-vested at March 31, 2024	2,352,353	$4.27
(1) The fair value of time-vested shares is based on the closing price on the date of grant.
Performance-based Restricted Shares. On April 1, 2022, the Company issued 600,000 performance-based restricted shares to a former CEO, of which 150,000 shares remain unvested as of March 31, 2024. These shares will fully vest on the third anniversary of the grant date based on the achievement of contractually defined EBITDA and share price growth targets, and include a provision that requires accelerated vesting upon a change of control. The fair value of the market-based restricted shares was determined using a Monte Carlo simulation valuation model and these shares will be expensed over their three year performance-based vesting period based on the probability of the Company's attainment of the contractually defined targets.
Performance-based Restricted Stock Units. On July 1, 2023, the Company granted 797,915 performance-based restricted stock units to its executive officers. The number of performance-based restricted stock units that will ultimately vest and be received by the participants is based on achievement of contractually defined EBITDA growth targets to be measured over the period ending fiscal 2025, and are subject to accelerated vesting upon a change of control. The Company estimated the fair-value of performance-based restricted stock units based on the closing stock price on the date of the grant which was $5.04. As the maximum EBITDA growth targets were met with the Company’s Adjusted EBITDA performance in fiscal 2023, expense is being recognized over the applicable service period at the maximum attainment level.
On January 15, 2024, the Company granted 243,900 performance-based restricted stock units to its executive officers. The number of performance-based restricted stock units that will ultimately vest and be received by the participants is based on achievement of contractually defined EBITDA growth targets to be measured over the period ending fiscal 2026, and are subject to accelerated vesting upon a change of control. The Company estimates the fair-value of performance-based restricted stock units based on the closing stock price on the date of the grant which was $8.42. The Company assesses the probability of target attainment on a quarterly basis and records the expense over the vesting period. As of March 31, 2024, the Company’s probability assessment was at the target attainment level.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

Stock Options. The Company has issued options to purchase shares of its common stock to certain employees and officers of the Company. These options are fully vested and were expensed over their three-year vesting period. The options expire seven years from the date of the grant and were issued with an exercise price equal to the fair market value of the stock price, or $7.12 per share, on the date of the grant.
The following is a summary of all stock option activity for the three months ended March 31, 2024:

	Options	Weighted Average Exercise Price	Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value(1)
Options outstanding at December 31, 2023	925,000	$7.12
Forfeited	—
Options Outstanding at March 31, 2024	925,000	$7.12	3.4	$2,211
Vested or expected to vest at March 31, 2024	925,000	$7.12	3.4	$2,211
Options exercisable at March 31, 2024	925,000	$7.12	3.4	$2,211
(1)The aggregate intrinsic value is calculated using the difference between the market price of the Company's common stock at March 31, 2024 of $9.51 and the grant price for only those awards that have a grant price that is less than the market price of the Company's common stock at March 31, 2024.
Restricted Stock Units. The Company has issued restricted stock units ("RSUs") on shares of the Company's common shares to certain officers of the Company.
The following is a summary of all RSU activity for the three months ended March 31, 2024:

Units
Non-vested at December 31, 2023	17,523
Vested	(17,523)
Non-vested at March 31, 2024	—

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

10. Commitments and Contingencies
Lease Guarantees. Fiesta Restaurant Group, Inc. ("Fiesta"), a former wholly-owned subsidiary of the Company, was spun-off in 2012 to the Company's stockholders. As of March 31, 2024, the Company is a guarantor under 17 leases from the time when Fiesta was its subsidiary, which have lease terms expiring on various dates through 2030. As of March 31, 2024, the guarantees include eight Fiesta restaurant property leases and nine Taco Cabana leases of which all but one Fiesta-owned restaurant is still operating. Eight of these guarantees are for leases with Pollo Operations, Inc, a wholly owned subsidiary of Fiesta, and nine of the guarantees are for leases with Texas Taco Cabana, L.P., an indirect subsidiary of Taco Cabana, Inc. (together with all direct and indirect subsidiaries, "Taco"). Taco was a wholly owned subsidiary of Fiesta until August 16, 2021 when Fiesta sold all of its outstanding capital stock of Taco Cabana, Inc. to YTC Enterprises, LLC, an affiliate of Yadav Enterprises, Inc. The Company is fully liable for all obligations under the terms of the leases in the event that a tenant fails to pay any sums due under the lease, subject to indemnification provisions of the Separation and Distribution Agreement entered into in connection with the spin-off of Fiesta. In October of 2023, Fiesta was acquired by affiliates of Garnett Station Partners ("GSP"). Matthew Perelman and Alexander Sloane, each a member of the Company’s Board of Directors, are affiliates of GSP and affiliates of Cambridge Franchise Holdings, LLC which owns approximately 16.2% of the outstanding shares of the Company's common stock.
The maximum potential amount of future undiscounted rental payments the Company could be required to make under these leases at March 31, 2024 was $7.6 million, of which $4.8 million pertains to Fiesta restaurant property leases and $2.8 million pertains to Taco restaurant property leases. The obligations under these leases will generally continue to decrease over time as these operating leases expire, except for any execution of renewal options that exist under the original leases. No payments related to these guarantees have been made by the Company to date and none are expected to be required to be made in the future. The Company has not recorded a liability for these guarantees in accordance with ASC 460 - Guarantees as Fiesta has indemnified the Company for all such obligations and the Company did not believe it was probable it would be required to perform under any of the guarantees or direct obligations.
Litigation. The Company is party to various litigation matters that arise in the ordinary course of business. The Company does not believe that the outcome of any of these matters will have a material adverse effect on its consolidated financial statements.
As of the date of this Current Report on Form 10-Q, four lawsuits have been filed in federal and state court by purported stockholders against the Company and members of the Board (collectively, the “Actions”) relating to the Merger. The Actions, in the order by which they were filed, are: (i) Andrew Sasser v. Carrols Restaurant Group, Inc., et al., No. 1:24-cv-01869 (S.D.N.Y.), filed on March 12, 2024, (ii) Robert Lacoff v. Thomas Curtis et al., No. 60999/2024 (N.Y.S.), filed on April 23, 2024, (iii) Kevin Walsh v. Carrols Restaurant Group, Inc. et al., No. 004258/2024 (N.Y.S.), filed on April 23, 2024 and (iv) Mary Philips v. Carrols Restaurant Group, Inc. et al., No. 004336/2024 (N.Y.S.), filed on April 24, 2024. The Sasser Action, alleges, among other things, that the Company and the Board filed or caused to be filed a materially false and misleading preliminary proxy statement with the SEC in violation of Section 14(a) and Section 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder. The Lacoff, Walsh and Philips Actions generally allege state law claims for breach of fiduciary duty, failure to disclose and aiding and abetting breach of fiduciary duty. Certain of the Actions seek, among other things, an injunction enjoining the stockholder vote at the Special Meeting or consummation of the Merger, rescission of the Merger in the event the Merger is consummated or awarding of rescissory damages, an order for the directors of the Company to exercise their fiduciary duties to disseminate a preliminary proxy statement that is not materially false or misleading and an award of costs, including reasonable attorneys’ and experts’ fees.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

Although the Company believes that the claims in the Actions are wholly without merit and that no further disclosure is required under applicable law to supplement the proxy statement filed by the Company in connection with the Merger, the Company filed a supplement to the proxy statement on May 6, 2024 addressing alleged disclosure claims in order to eliminate the burden, expense and uncertainties inherent in such litigation, without admitting any liability or wrongdoing. On May 6, 2024, the plaintiff in the Lacoff Action (the sole Action that had sought an injunction enjoining the stockholder vote regarding the Merger) withdrew the motion for a preliminary injunction.
Supplier Concentrations. The Company primarily utilizes four distributors, McLane Company Inc., Lineage Foodservice Solutions, LLC, Reinhart Food Service LLC and Performance Foodservice, to supply its Burger King restaurants with the majority of its foodstuffs. As of March 31, 2024, such distributors supplied 30%, 31%, 29% and 10%, respectively, of the Company's Burger King restaurants. Additionally, one bakery company supplies the rolls used in approximately 50% of the Company's Burger King restaurants and a second bakery company supplies rolls for another approximately 26% of the Company's Burger King restaurants. The Company utilizes three distributors for its Popeyes restaurants. All three distributors provide poultry products and two provide all other products. For the Company's Popeyes restaurants, one distributor, Performance Foodservice, is the poultry product supplier for 86% of its restaurants and the non-poultry products supplier for 95% of its restaurants.
Advisory Fees. The Company has agreed to pay Jefferies LLC ("Jefferies") for its financial advisory services to the Special Committee in connection with the Merger an aggregate fee based upon a percentage of the transaction value of the Merger which is estimated to be approximately $12.3 million, of which $2.0 million was payable as of March 31, 2024. The remainder of this fee is payable to Jefferies contingent upon the closing of the Merger. In addition, Carrols agreed to reimburse Jefferies for expenses, including fees and expenses of counsel, incurred in connection with Jefferies’ engagement and to indemnify Jefferies and related parties against liabilities, including liabilities under federal securities laws, arising out of or in connection with the services rendered and to be rendered by Jefferies under its engagement.

11. Transactions with Related Parties
In connection with an acquisition of restaurants from Burger King Corporation ("BKC"), a subsidiary of RBI, in 2012, the Company issued to BKC 100 shares of Series A Convertible Preferred Stock, which was exchanged for 100 shares of newly issued Series B Convertible Preferred Stock ("Series B Preferred Stock") in 2018. The Series B Preferred Stock was further exchanged for 100 shares of newly issued Series D Convertible Preferred Stock in 2022. These preferred shares are convertible into 9,414,580 shares of common stock, which as of March 31, 2024 represents approximately 14.6% of the outstanding shares of the Company's common stock after giving effect to the conversion of the Series D Preferred Stock and excluding shares held in treasury. Pursuant to the Certificate of Designation of the Series D Preferred Stock (the "Certificate of Designation"), the BKC Stockholders are entitled to elect two representatives on the Company's Board of Directors. The approval of the BKC Stockholders is also required before the Company can take certain actions, including, among other things, amending the Company's certificate of incorporation or bylaws, declaring or paying a special cash dividend, amending the size of the Company's Board of Directors, or engaging in any business other than the ownership and operation of Burger King restaurants, in each case as more particularly described in the Certificate of Designation.
On January 16, 2024, the Company entered into the Merger Agreement with RBI and BK Cheshire Corp., a Delaware corporation and subsidiary of RBI, providing for the merger of Merger Sub with and into the Company, with the Company continuing as the surviving corporation as disclosed in Note 1.
The Company operates its Burger King restaurants under franchise agreements with BKC and its Popeyes restaurants under franchise agreements with Popeyes Louisiana Kitchen, Inc. ("PLK"), both subsidiaries of RBI. These franchise agreements generally provide for an initial term of twenty years and currently have an initial franchise fee of $50,000. With BKC's and PLK's respective approval, the Company can elect to extend franchise agreements for additional 20 year terms, provided that the restaurant meets the current restaurant image standard and the Company is not in default under terms of the franchise agreement. The Company’s franchise agreements

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

routinely and expectedly come up for renewal in the ordinary course of business. The Company has a history of successfully renegotiating franchise agreements as they become available for renewal, and does not anticipate that existing franchise agreement expirations or anticipated franchise agreement expirations will have a material impact on the Company’s ability to operate its franchised restaurant locations. In addition to the initial franchise fee, the Company generally pays BKC a monthly royalty at a rate of 4.5% of Burger King restaurant sales and PLK a weekly royalty at a rate of 5.0% of Popeyes restaurant sales. Royalty expense was $20.3 million and $19.8 million in the three months ended March 31, 2024 and April 2, 2023, respectively, and is included in other restaurant operating expenses in the condensed consolidated statements of comprehensive income (loss). Beginning in May of 2021, the Company also pays a monthly fee to BKC for use of its digital platform, which was $0.9 million in the three months ended March 31, 2024 and $0.7 million in the three months ended April 2, 2023, respectively, and is included in other restaurant operating expenses in the condensed consolidated statements of comprehensive income (loss).
The Company is also generally required to contribute 4.0% of restaurant sales from its restaurants to an advertising fund utilized by BKC and PLK for advertising, promotional programs and public relations activities, and additional amounts for local advertising in markets that approve such advertising. Advertising expense associated with these expenditures was $17.9 million and $17.4 million in the three months ended March 31, 2024 and April 2, 2023, respectively.
As of March 31, 2024 and April 2, 2023, the Company leased 217 and 220 of its restaurant locations from BKC, respectively. As of March 31, 2024 and April 2, 2023, the terms and conditions of the leases with BKC are identical to those between BKC and their third party lessors for 95 and 93 restaurants, respectively. Aggregate rent under these BKC leases was $7.3 million for the three months ended March 31, 2024 and $7.1 million for the three months ended April 2, 2023, respectively. The Company does not believe that such lease terms have been significantly affected by the fact that the Company and BKC are deemed to be related parties.
As of March 31, 2024 and December 31, 2023, the Company owed BKC and PLK $17.9 million and $16.9 million, respectively, related to the payment of advertising, royalties, digital fees, rent and real estate taxes, which is normally remitted on a monthly basis. These costs are included in accounts payable, other current liabilities, and accrued real estate taxes on the accompanying consolidated balance sheets.
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
In addition, pursuant to the Amended ADA, BKC granted Carrols LLC franchise pre-approval to build new Burger King restaurants or acquire Burger King restaurants from Burger King franchisees with respect to 500 Burger King restaurants in the aggregate in (i) Kentucky, Tennessee and Indiana (excluding certain geographic areas in Indiana) and (ii) (a) 16 states, which include Arkansas, Indiana, Kentucky, Louisiana, Maine, Maryland, Michigan, Mississippi, North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina, Tennessee, Vermont and Virginia (subject to certain exceptions for certain limited geographic areas within certain states) and (b) any other geographic locations that Carrols LLC enters after the commencement date of the Amended ADA pursuant to BKC procedures subject to certain limitations. This pre-approval may be suspended during such time that the Company is not in compliance with its development commitments described above.
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
In 2023, certain subsidiaries of the Company entered into certain agreements and related documentation with BKC related to its Royal Reset program and BKC's restaurant technology initiatives:
•With respect to BKC's initiative to match restaurant maintenance expenses with restaurant technology investments, BKC will provide the Company with the use of certain restaurant technology equipment worth approximately $12.2 million, conditioned upon the Company completing certain repairs, replacements and improvements with respect to its restaurant assets at a cost of approximately $12.2 million by March 31, 2024. As of March 31, 2024, $11.4 million in equipment has been received by the Company related to this arrangement, including approximately $1.8 million for self-ordering kiosks at 227 restaurants, and the Company has completed more than the required $12.2 million in qualified repairs, replacements and improvements.
•With respect to BKC's initiative to accelerate the pace of restaurant remodeling, the Company entered into an agreement with BKC to remodel 64 restaurants in total between 2023 and 2024 in connection with their "Royal Reset" remodel incentive program. As of March 31, 2024, eight locations have been remodeled in connection with this arrangement. Contributions of $0.4 million were received from BKC as of March 31, 2024 and an additional $1.5 million is included as a receivable related to contributions for these remodel projects.
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
In October of 2023, Fiesta was acquired by affiliates of Garnett Station Partners ("GSP"). Matthew Perelman and Alexander Sloane, each a member of the Company’s Board of Directors, are affiliates of GSP and affiliates of Cambridge Franchise Holdings, LLC which owns approximately 16.2% of the outstanding shares of the Company's common stock. As disclosed in Note 10, Fiesta is a former wholly-owned subsidiary of the Company and the Company remains guarantor on eight Fiesta restaurant property leases.

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
At March 31, 2024, $11.0 million was available to repurchase shares under the Repurchase Program. Shares repurchased are being held in treasury until they are retired at the discretion of the Board of Directors.
Cash Dividend. Effective February 22, 2024, the Company's Board of Directors declared a regular quarterly cash dividend of $0.02 per share on all issued and outstanding shares of the Company's common stock, including common stock issuable on the conversion of our Series D Convertible Preferred Stock. The cash dividend totaling of $1.3 million was paid on April 5, 2024 to stockholders of record as of the close of business on March 11, 2024 and was included in other current liabilities in the condensed consolidated balance sheets at March 31, 2024.
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
Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding for the reporting period. Diluted net income per share reflects additional shares of common stock outstanding, where applicable, calculated using the treasury stock method or the two-class method.

CARROLS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Tabular amounts in thousands, except share and per share amounts)

The following table sets forth the calculation of basic and diluted net income per share:

	Three Months Ended
	March 31, 2024	April 2, 2023
Basic net income per share:
Net income	$3,664	$864
Less: Income attributable to non-vested shares	(193)	(129)
Less: Income attributable to preferred stock	(529)	(31)
Net income available to common stockholders	$2,942	$704
Weighted average common shares outstanding	52,325,476	51,422,010
Basic net income per share (1)	$0.06	$0.01
Diluted net income per share:
Net income	$3,664	$864
Shares used in computing basic net income per share	52,325,476	51,422,010
Dilutive effect of preferred stock and non-vested shares	11,896,401	9,998,024
Shares used in computing diluted net income per share	64,221,877	61,420,034
Diluted net income per share (1)	$0.06	$0.01
(1)The Company has considered the impact of dividends declared when determining undistributed earnings in the use of the two-class method, and has not reflected that in the table above as the computation has not yielded a change in the calculated basic and diluted net income per share.
14. Other Income, net
The three months ended March 31, 2024 included other income, net, of $2.0 million, which was comprised of net gains from insurance recoveries of $1.5 million, a gain from condemnation of a property of $0.7 million and a loss on disposal of assets of $0.2 million. The three months ended April 2, 2023 included other income, net, of $1.5 million, which was comprised of net gains from insurance recoveries of $0.9 million, a gain of $0.8 million from the derecognition of a lease financing obligation associated with a prior sale leaseback transaction and a loss on disposal of assets of $0.2 million.

ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
We operate on a 52 or 53 week fiscal year ending on the Sunday closest to December 31. Our fiscal quarters are comprised of 13 weeks, with the exception of the fourth quarter of a 53 week year, which contains 14 weeks. Our fiscal years ended December 31, 2023 and December 29, 2024 each contain 52 weeks.
Introduction
The following Management's Discussion and Analysis of Financial Condition and Results of Operations (or "MD&A") is written to help the reader understand our company. The MD&A is provided as a supplement to, and should be read in conjunction with our unaudited Condensed Consolidated Financial Statements appearing elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2023. The overview provides our perspective on the individual sections of MD&A, which include the following:
Company Overview—a general description of our business and our key financial measures.
Recent and Future Events Affecting Our Results of Operations—a description of recent events that affect, and future events that may affect, our results of operations.
Results from Operations—an analysis of our results of operations for the three months ended March 31, 2024 compared to the three months ended April 2, 2023, including a review of material items and known trends and uncertainties.
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
Company Overview
Carrols Restaurant Group, Inc. and its consolidated subsidiaries (collectively, "Carrols Restaurant Group", the "Company", "we", "our" or "us") is one of the largest restaurant companies in the United States and has been operating restaurants for more than 60 years. We are the largest Burger King franchisee in the United States based on number of restaurants, and have operated Burger King restaurants since 1976. As of March 31, 2024 we operated, as franchisee, a total of 1,082 restaurants in 23 states under the trade names of Burger King and Popeyes. This included 1,023 Burger King restaurants in 23 Northeastern, Midwestern, Southcentral and Southeastern states and 59 Popeyes restaurants in six Southeastern states.
Any reference to "BKC" refers to Burger King Company LLC (previously Burger King Corporation) and its indirect parent company, Restaurant Brands International Inc. ("RBI"). Any reference to "PLK" refers to Popeyes Louisiana Kitchen, Inc. and its indirect parent company, RBI.
On January 16, 2024, we entered into the Merger Agreement with RBI and BK Cheshire Corp., a Delaware corporation and subsidiary of RBI, providing for the merger of Merger Sub with and into us, with us continuing as the surviving corporation as disclosed in the Recent and Future Events Affecting our Results of Operations.

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
•EBITDA, Adjusted EBITDA, Adjusted Restaurant-Level EBITDA and Adjusted Net Income are non-GAAP financial measures. EBITDA represents net income before income taxes, interest expense, and depreciation and amortization. Adjusted EBITDA represents EBITDA adjusted to exclude impairment and other lease charges, stock-based compensation expense, restaurant pre-opening costs, executive transition, non-recurring litigation and other professional expenses, and other income, net. Adjusted Restaurant-Level EBITDA represents income from operations as adjusted to exclude general and administrative expenses, depreciation and amortization, impairment and other lease charges, restaurant pre-opening costs and other income, net. Adjusted Net Income represents net income as adjusted, net of tax, to exclude impairment and other lease charges, restaurant pre-opening costs, executive transition, non-recurring litigation and other professional expenses, other income, net, and the change in the valuation allowance for deferred taxes.
•We are presenting Adjusted EBITDA, Adjusted Restaurant-Level EBITDA and Adjusted Net Income because we believe that they provide a more meaningful comparison than EBITDA and net income of our core business operating results, as well as with those of other similar companies. Additionally, we present Adjusted Restaurant-Level EBITDA because it excludes restaurant pre-opening costs, other income, net, and the impact of general and administrative expenses such as salaries and expenses associated with corporate and administrative functions that support the development and operations of our restaurants, legal, auditing and other professional fees. Although these costs are not directly related to restaurant-level operations, these costs are necessary for the profitability of our restaurants.

Management believes that Adjusted EBITDA, Adjusted Restaurant-Level EBITDA and Adjusted Net Income, when viewed with our results of operations in accordance with U.S. GAAP and the accompanying reconciliations on page 36, provide useful information about operating performance and period-over-period growth, and provide additional information that is useful for evaluating the operating performance of our core business without regard to potential distortions. Additionally, management believes that Adjusted EBITDA and Adjusted Restaurant-Level EBITDA permit investors to gain an understanding of the factors and trends affecting our ongoing cash earnings, from which capital investments are made and debt is serviced.
However, EBITDA, Adjusted EBITDA, Adjusted Restaurant-Level EBITDA and Adjusted Net Income are not measures of financial performance or liquidity under U.S. GAAP and, accordingly, should not be considered as alternatives to net income, income from operations or cash flow from operating activities as indicators of operating performance or liquidity. Also, these measures may not be comparable to similarly titled captions of other companies. For the reconciliation between Net Income to EBITDA, Adjusted EBITDA and Adjusted Net Income and the reconciliation of income from operations to Adjusted Restaurant-Level EBITDA, see page 36.
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
•Although depreciation and amortization are non-cash charges, the assets that we currently depreciate and amortize will likely have to be replaced in the future, and EBITDA, Adjusted EBITDA and Adjusted Restaurant-Level EBITDA do not reflect the cash required to fund such replacements; and
•EBITDA, Adjusted EBITDA, Adjusted Restaurant-Level EBITDA and Adjusted Net Income do not reflect the effect of earnings or charges resulting from matters that our management does not consider to be indicative of our ongoing operations. However, some of these charges (such as impairment and other lease charges, non-recurring litigation costs and changes in the valuation allowance for deferred taxes) have recurred and may reoccur.
•Depreciation and amortization primarily includes the depreciation of fixed assets, including equipment, owned buildings and leasehold improvements utilized in our restaurants, the amortization of franchise rights from our acquisitions of restaurants and the amortization of franchise fees paid to BKC and PLK.
•Impairment and other lease charges include charges resulting from the following circumstances:
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
On January 16, 2024, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with RBI and BK Cheshire Corp., a Delaware corporation and subsidiary of RBI (“Merger Sub”, and together with RBI, the “Buyer Parties”), providing for the merger of Merger Sub with and into us, with us continuing as the surviving corporation (the “Merger”).
A special transaction committee (the “Special Committee”) of independent and disinterested members of our board of directors (the “Board”) unanimously recommended that the Board approve and adopt the Merger Agreement and the transactions contemplated thereby and recommend that the stockholders of the Company adopt the Merger Agreement. Thereafter, the Board approved and adopted the Merger Agreement and resolved to recommend that the stockholders of the Company adopt the Merger Agreement. Subject to the terms and conditions and certain exceptions set forth in the Merger Agreement, each share of our common stock, par value $0.01 per share, outstanding immediately prior to the effective time of the Merger (the “Effective Time”) will, at the Effective Time, automatically be converted into the right to receive $9.55 in cash, without interest, subject to any required tax withholding.
If the Merger is consummated, our common stock will be delisted from The NASDAQ Global Market and deregistered under the Exchange Act, as promptly as practicable following the Effective Time. The Merger is expected to close in the second quarter of 2024 subject to the conditions set forth below.
Consummation of the Merger is subject to certain conditions set forth in the Merger Agreement, including, but not limited to, the: (A) affirmative vote of the holders of (i) a majority of all of the outstanding shares of our capital stock to adopt the Merger Agreement and (ii) a majority of all of the outstanding shares of our common stock held by the Unaffiliated Company Stockholders (as defined in the Merger Agreement) to adopt the Merger Agreement; (B) expiration or termination of any waiting periods (and any extensions thereof) applicable to the consummation of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; (C) absence of any law or order in the United States restraining, enjoining or otherwise prohibiting the Merger; and (D) absence of a Company Material Adverse Effect (as defined in the Merger Agreement).
The Merger Agreement contains certain termination rights for us, on the one hand, and the Buyer Parties, on the other hand. Upon termination of the Merger Agreement under specified circumstances, we will be required to pay RBI a termination fee of $19.0 million. In addition to the foregoing termination rights, and subject to certain limitations, we or RBI may terminate the Merger Agreement if the Merger is not consummated by November 30, 2024.
On April 12, 2024, notice was given that our special meeting of stockholders will be held on May 14, 2024, to consider and vote on the proposal to adopt the Merger Agreement and a proposal to approve, on an advisory basis, the compensation that will or may become payable to our named executive officers in connection with the Merger.
Each of RBI, Merger Sub and us made customary representations and warranties in the Merger Agreement and agreed to customary covenants, including, among others, a covenant by us regarding the operation of our business and our subsidiaries prior to the consummation of the Merger. The Merger Agreement also provides that we, on the one hand, or the Buyer Parties, on the other hand, may specifically enforce the obligations under the Merger Agreement, including the obligation to consummate the Merger if the conditions set forth in the Merger Agreement are satisfied.

We have agreed to pay Jefferies LLC ("Jefferies") for its financial advisory services to the Special Committee in connection with the Merger an aggregate fee based upon a percentage of the transaction value of the Merger which is estimated to be approximately $12.3 million, of which $2.0 million was payable as of March 31, 2024. The remainder of this fee is payable to Jefferies contingent upon the closing of the Merger. In addition, Carrols agreed to reimburse Jefferies for expenses, including fees and expenses of counsel, incurred in connection with Jefferies’ engagement and to indemnify Jefferies and related parties against liabilities, including liabilities under federal securities laws, arising out of or in connection with the services rendered and to be rendered by Jefferies under its engagement. As of March 31, 2024, we have also incurred $3.5 million of additional merger related costs.
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
•In the second quarter of 2023, we entered into an agreement and related documentation with BKC in connection with their "Royal Reset" program that will provide us with approximately $12.2 million of restaurant technology equipment, conditioned upon us completing certain repairs, replacements and improvements to our restaurant assets at a cost of approximately $12.2 million by March 31, 2024. As of March 31, 2024, approximately $11.4 million in equipment has been received by us related to this arrangement and we have completed more than the required qualified repairs, replacements and improvements. As of March 31, 2024, 227 restaurants have kiosks installed, which we expect will drive sales with higher average checks and enhance the guest experience. As of March 31, 2024 we have completed more than the required $12.2 million in qualified repairs, replacements and improvements.
•In the third quarter of 2023, we entered into an agreement with BKC to remodel 64 restaurants in total between 2023 and 2024 in connection with their "Royal Reset" remodel incentive program. As of March 31, 2024, eight restaurants have been remodeled in connection with this arrangement. We expect approximately one-half of the projects we begin in 2024 to be in BKC's latest "Sizzle" restaurant image. The new “Sizzle” format includes enhancements to guest experience through digital improvements, updated drive-thru and pick-up, as well as signature design elements We completed the first ground-up "Sizzle" restaurant in the Burger King system in October 2023 in Marion, North Carolina.

BKC Kiosk Agreement
In December 2023, we entered into an agreement which was amended in April 2024 with BKC under which BKC has agreed to provide us with self-ordering kiosks conditioned upon us purchasing additional self-order kiosks for our restaurants beyond the restaurant technology investments as part of BKC's Royal Reset agreements. Among other things, under this agreement, if we provide written notice to BKC by June 30, 2024 to purchase kiosks worth $1.7 million, BKC will provide us with an additional $2.5 million of kiosks for use in our restaurants, for a total of $4.2 million of kiosks. These kiosks must be installed by December 31, 2024. We may also elect to further expand kiosk installation and if, by written notice to BKC no later than August 31, 2024, we agree to purchase up to an additional $2.5 million of kiosks, BKC will provide us with additional kiosks worth up to $3.7 million for use in our restaurants for a total additional amount of up to $6.2 million of kiosks. These additional kiosks must be installed by March 31, 2025. As of March 31, 2024 we have purchased kiosks for 227 restaurants totaling $1.8 million.
Capital Expenditures
During the first quarter of 2024, we completed remodels of three Burger King restaurants, one Popeyes restaurant and opened one Burger King restaurant. We continue to review on an ongoing basis our future development and remodel plans in relation to our available capital resources, supply chain availability and our return on investment. In 2023, we entered into an agreement with BKC where we agreed to remodel 64 restaurants in total between 2023 and 2024, in connection with their “Royal Reset” remodel incentive program which will increase our levels of capital expenditures compared to 2022 and 2023. As of March 31, 2024 we have completed eight of these Burger King remodels.
Cash Dividend
Effective February 22, 2024, the Board declared a regular quarterly cash dividend of $0.02 per share on all issued and outstanding shares of our common stock, including common stock issuable on the conversion of our Series D Preferred Stock. The quarterly cash dividend which totaled $1.3 million was paid on April 5, 2024 to stockholders of record as of the close of business on March 11, 2024.
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
Issuance of Senior Notes and Amendments to our Senior Credit Facilities
Senior Credit Facilities. On April 30, 2019, we entered into senior secured credit facilities in an aggregate principal amount of $550.0 million, consisting of (i) a Term Loan B facility in an aggregate principal amount of $425.0 million (the "Term Loan B Facility") maturing on April 30, 2026, and (ii) a revolving credit facility (including a sub-facility of $35.0 million for standby letters of credit) in an aggregate principal amount of $125.0 million originally maturing on April 30, 2024 (the "Revolving Credit Facility" and, together with the Term Loan B Facility, the "Senior Credit Facilities"). As of March 31, 2024 the Senior Credit Facilities, as amended, provide for an aggregate maximum commitment available for borrowings and issuances of letters of credit under the Revolving Credit Facility of $215.0 million. The Revolving Credit Facility matures on January 29, 2026.
As of March 31, 2024, there were no revolving credit borrowings outstanding and $11.0 million of letters of credit were issued under our Revolving Credit Facility. After reserving for issued letters of credit and outstanding revolving credit borrowings, $204.0 million was available for revolving credit borrowings under our Revolving Credit Facility at March 31, 2024.
During the fourth quarter of 2023, we made a voluntary prepayment of $30.0 million on the outstanding principal amount of our Term Loan B borrowings under our Senior Credit Facilities.
Senior Notes due 2029. On June 28, 2021, we issued $300.0 million principal amount of 5.875% Senior Notes due 2029 in a private placement. During the fourth quarter of 2023, we repurchased $9.9 million of our outstanding Notes in the open market.
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
We received $1.4 million and $1.1 million to settle the interest rate swap during the three months ended March 31, 2024 and April 2, 2023, respectively.
Restaurant Closures
We evaluate the performance of our restaurants on an ongoing basis including an assessment of the current and future operating results of each restaurant in relation to its cash flow and future occupancy costs, and with regard to franchise agreement renewals, the cost of required capital improvements. We may elect to close restaurants based on these evaluations.
In 2023, we permanently closed five Burger King restaurants, including one restaurant relocated within its trade area, and five Popeyes restaurants. In the first three months of 2024, we permanently closed one Popeyes restaurant. We currently anticipate less than five restaurant closures in all of 2024, excluding any restaurants being relocated within their trade area.
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

Effect of Minimum Wage Increases
We are subject to minimum wage requirements in the states and municipalities we operate in, and periodically these municipalities have and may continue to increase these minimum wage rates. Notably, for our restaurant portfolio as of March 31, 2024:
•124 restaurants in New York will have minimum wage rates increase to $15.50 per hour as of January 1, 2025 and $16.00 per hour as of January 1, 2026;
•115 restaurants in Ohio had a minimum wage rate increase to $10.45 per hour as of January 1, 2024;
•67 restaurants in Virginia will have minimum wage rates increase to $13.50 per hour as of January 1, 2025 and $15.00 per hour as of January 1, 2026;
•56 restaurants in Michigan had a minimum wage rate increase to $10.33 per hour as of January 1, 2024 which will further increase to $10.56 per hour as of January 1, 2025, $10.86 per hour as of January 1, 2026 and $11.04 per hour as of January 1, 2027;
•16 restaurants in Illinois had a minimum wage rate increase to $14.00 per hour as of January 1, 2024 which will increase to $15.00 per hour on January 1, 2025;
•in Maryland, 15 restaurants had a minimum wage rate increase to $15.00 per hour as of January 1, 2024, 11 restaurants had a minimum wage rate increase to $16.60 per hour as of January 1, 2024, and three restaurants will increase to $16.70 per hour on July 1, 2024; and
•Ten restaurants in New Jersey had a minimum wage rate increase to $15.13 per hour as of January 1, 2024.
In many instances, we are already paying higher wage rate than the existing statutory minimum hourly wage rates. Overall, we expect the impact from increases in hourly labor rates at our restaurants to be an increase of 3.2% for 2024, inclusive of normal merit increases as well as the impact from the statutory minimum hourly wage rate increases described herein.
New York State has a Youth Jobs Program tax credit extending through 2027 from which we have received tax credits annually. We expect to receive approximately $0.7 million from New York State related to these credits for 2024 and 2025.
On April 23, 2024, the U.S. Department of Labor announced a new rule increasing the minimum salary a manager or assistant manager must earn to be exempt from overtime pay requirements. Effective July 1, 2024, the minimum salary requirement will be $844 per week (which is equivalent to $43,888 per year), increasing to $1,128 per week (which is equivalent to $58,656 per year) on January 1, 2025. While we have not fully determined how the new rules will impact our business, we estimate implementing without any other changes could add an increase of approximately 0.1% in labor costs as a percentage of net sales in 2025.
We typically attempt to offset the effects of wage inflation, at least in part, through periodic menu price increases. However, no assurance can be given that we will be able to offset these wage increases in the future.

Three Months Ended March 31, 2024 Compared to Three Months Ended April 2, 2023
The following table highlights the key components of sales and the number of restaurants in operation for our first quarter ended March 31, 2024 as compared to the first quarter ended April 2, 2023:

	Three Months Ended
	March 31, 2024	April 2, 2023
Restaurant Sales	$452,192	$445,162
Burger King	428,256	421,937
Popeyes	23,936	23,225

Change in Comparable Restaurant Sales(a)	2.5%	11.6%
Change in comparable Burger King restaurant sales(a)	2.3%	11.7%
Change in comparable Popeyes restaurant sales(a)	6.8%	9.5%

Burger King Restaurants at beginning of period:	1,022	1,022
Restaurants opened, including relocations(b)	1	—
Restaurants closed, including relocations(b)	—	(3)
Burger King Restaurants at end of period	1,023	1,019
Average number of operating Burger King restaurants	1,009.8	1,021.8

Popeyes Restaurants at beginning of period:	60	65
Restaurants closed, including relocations(b)	(1)	—
Popeyes Restaurants at end of period	59	65
Average number of operating Popeyes restaurants	59.2	64.9
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
Restaurant Sales. Total restaurant sales in the first quarter of 2024 increased $7.0 million to $452.2 million from the first quarter of 2023. Our comparable restaurant sales increased 2.5% compared to the first quarter of 2023 which reflected an increase in average check of 4.6% which was partially offset by a decrease in customer traffic of 2.0%. The change in average check included a 6.5% effective price increase compared to the first quarter of 2023 for our Burger King restaurants and 1.8% for our Popeyes restaurants. Promotional sales discounts in the first quarter of 2024 were 10.6% of restaurant sales at our Burger King restaurants compared to 11.2% in the first quarter of 2023. Hours of operation have increased 0.9% in the first quarter of 2024 at our Burger King restaurants compared to the first quarter of 2023. Restaurant sales were also impacted by the six new Burger King restaurants opened since the end of the first quarter of 2023, the one Burger King restaurant and six Popeyes restaurants permanently closed since the end of the first quarter of 2023, and temporary closures for restaurants being remodeled.

Operating Costs and Expenses (percentages stated as a percentage of total revenue). The following table sets forth, for the three months ended March 31, 2024 and April 2, 2023, selected operating results as a percentage of total revenue:

	Three Months Ended (13 weeks)
	March 31, 2024	April 2, 2023
Costs and expenses (all restaurants):
Food, beverage and packaging costs	26.1%	28.2%
Restaurant wages and related expenses	33.3%	32.9%
Restaurant rent expense	7.1%	7.2%
Other restaurant operating expenses	16.4%	15.5%
Advertising expense	4.1%	4.0%
General and administrative	6.8%	5.8%
Food, beverage and packaging costs decreased to 26.1% of restaurant sales in the first quarter of 2024 from 28.2% of restaurant sales in the first quarter of 2023. This decrease was due to, as a percentage of total restaurant sales, menu price increases taken at our Burger King restaurants since the end of the first quarter of 2023 (2.0%) as well as higher supplier rebates (0.4%).
Restaurant wages and related expenses increased to 33.3% of restaurant sales in the first quarter of 2024 from 32.9% in the first quarter of 2023. Average hourly labor rates, inclusive of minimum wage increases, increased 2.9% in the first quarter of 2024 compared to the prior year first quarter. This increase was partially offset by a decrease in restaurant team member hours of 1.0%.
Restaurant rent expense decreased to 7.1% in the first quarter of 2024 from 7.2% in the first quarter of 2023 due to the impact of higher sales volumes on our rental costs, which were approximately 80% fixed.
Other restaurant operating expenses increased as a percentage of restaurant sales to 16.4% in the first quarter of 2024 from 15.5% of restaurant sales in the first quarter of 2023. In the first quarter of 2024 we had an increase in repairs and maintenance expenses (0.3%), general liability insurance costs (0.3%) and hardware and software maintenance costs (0.1%).
Advertising expense was 4.1% of restaurant sales in the first quarter of 2024 and 4.0% the first quarter of 2023.
Adjusted Restaurant-Level EBITDA. As a result of the factors discussed above, Adjusted Restaurant-Level EBITDA increased $4.2 million, or 7.7%, to $58.7 million in the first quarter of 2024 compared to $54.5 million in the first quarter of 2023. As a percentage of total restaurant sales, Adjusted Restaurant-Level EBITDA increased to 13.0% in the first quarter of 2024 from 12.2% in the first quarter of 2023. For a reconciliation between Adjusted Restaurant-Level EBITDA and income from operations see page 36.
General and Administrative Expenses. General and administrative expenses increased $5.1 million in the first quarter of 2024 to $30.8 million, and increased to 6.8% as a percentage of total restaurant sales in the first quarter of 2024 from 5.8% in the first quarter of 2023. The $5.1 million increase was primarily due to legal and professional fees associated with the upcoming merger of $5.5 million, higher salaries and benefits of $1.2 million, and higher stock compensation expense of $0.9 million, which were partially offset by lower incentive accruals of $2.5 million.
Adjusted EBITDA. As a result of the factors above, Adjusted EBITDA increased to $35.4 million in the first quarter of 2024 from $30.7 million in the first quarter of 2023. As a percentage of total restaurant sales, Adjusted EBITDA increased to 7.8% in the first quarter of 2024 from 6.9% in the first quarter of 2023. For a reconciliation between net income and EBITDA and Adjusted EBITDA see page 36.
Depreciation and Amortization Expense. Depreciation and amortization expense decreased $0.2 million to $18.5 million in the first quarter of 2024 from $18.7 million in the first quarter of 2023.

Impairment and Other Lease Charges. Impairment and other lease charges were $1.4 million consisting of $0.7 million related to initial impairment charges for four underperforming restaurants, $0.4 million of other lease charges primarily related to one planned restaurant closure and capital expenditures at previously impaired restaurants of $0.3 million. During the first quarter of 2023, we recorded impairment and other lease charges of $1.3 million consisting of capital expenditures at previously impaired restaurants of $0.1 million and $1.2 million of other lease charges related to three restaurants closed in the period.
Other Income, net. Other income, net, was $2.0 million in the first quarter of 2024 and included net gains from insurance recoveries of $1.5 million, a gain from condemnation of a property of $0.7 million and a loss on disposal of assets of $0.2 million. Other income, net, in the first quarter of 2023 included net gains from insurance recoveries of $0.9 million, a gain of $0.8 million from derecognition of a lease financing obligation associated with a prior sale leaseback transaction and a loss on disposal of assets of $0.2 million.
Interest Expense. Interest expense decreased to $6.4 million in the first quarter of 2024 from $8.2 million in the first quarter of 2023. This decrease was primarily driven by lower debt levels in the first quarter of 2024 due to the voluntary principal repayment in 2023 of $30.0 million of Term Loan B borrowings under our Senior Credit Facilities, the repurchase of $9.9 million of Notes in the open market in 2023, and the absence of revolver borrowings, as well as interest income earned on cash balances. Our weighted average interest rate for long-term borrowings decreased to 5.5% in the first quarter of 2024 from 5.8% in the first quarter of 2023.
Provision (benefit) for Income Taxes. For the three months ended March 31, 2024, the benefit for income taxes was derived using an estimated effective annual income tax rate for all of 2024 of 17.9%, which excludes discrete tax adjustments. The difference compared to the statutory rate for 2024 is attributable to various permanent non-deductible expenses and non-refundable business credits which are not directly related to the amount of pre-tax income recorded in the period as well as the impact of changes to our valuation allowance on our deferred income tax assets, which decreased $0.1 million for the three months ended March 31, 2024. There were also $0.7 million of discrete tax benefit adjustments in the first quarter of 2024.
For the three months ended April 2, 2023, the provision for income taxes was derived using an estimated effective annual income tax rate for all of 2023 of 18.7%, which excludes discrete tax adjustments. The difference compared to the statutory rate for 2023 is attributable to various permanent non-deductible expenses and non-refundable business credits which are not directly related to the amount of pre-tax income recorded in the period as well as the impact of changes to our valuation allowance on our deferred income tax assets, which decreased $1.3 million for the three months ended April 2, 2023. There were $0.8 million discrete tax expense adjustments in the first quarter of 2023.
Net Income. As a result of the above, net income for the first quarter of 2024 was $3.7 million, or $0.06 per diluted share, compared to net income in the first quarter of 2023 of $0.9 million, or $0.01 per diluted share.

Results of Operations
Reconciliations of Net Income to EBITDA, Adjusted EBITDA and Adjusted Net Income, and Income from operations to Adjusted Restaurant-Level EBITDA for the three months ended March 31, 2024 and April 2, 2023 are as follows (in thousands, except for per share data):

	Three Months Ended
Reconciliation of EBITDA and Adjusted EBITDA:	March 31, 2024	April 2, 2023
Net Income	$3,664	$864
Provision (benefit) from income taxes	(10)	1,142
Interest expense	6,413	8,233
Depreciation and amortization	18,512	18,718
EBITDA	28,579	28,957
Impairment and other lease charges	1,356	1,340
Stock-based compensation expense	1,989	1,097
Pre-opening costs(1)	4	—
Merger, executive transition, and other professional expenses(2)	5,501	798
Other income, net(3)(4)	(2,041)	(1,506)
Adjusted EBITDA	$35,388	$30,686

Reconciliation of Adjusted Restaurant-Level EBITDA:
Income from operations	$10,067	$10,239
Add:
General and administrative expenses	30,826	25,740
Pre-opening costs(1)	4	—
Depreciation and amortization	18,512	18,718
Impairment and other lease charges	1,356	1,340
Other income, net(3)(4)	(2,041)	(1,506)
Adjusted Restaurant-Level EBITDA	$58,724	$54,531

Reconciliation of Adjusted Net Income:
Net Income	$3,664	$864
Add:
Impairment and other lease charges	1,356	1,340
Pre-opening costs(1)	4	—
Merger, executive transition, and other professional expenses(2)	5,501	798
Other income, net(3)(4)	(2,041)	(1,506)
Income tax effect on above adjustments(5)	(1,205)	(158)
Valuation allowance for deferred taxes(6)	(125)	(1,331)
Adjusted Net Income	$7,154	$7
Adjusted diluted net income per share(7)	$0.11	$—
Diluted weighted average common shares outstanding	64,222	61,420
(1)Pre-opening costs for the three months ended March 31, 2024 include training, labor and occupancy costs incurred during the construction of new restaurants.
(2)Merger, executive transition, and other professional expenses for the three months ended March 31, 2024 include non-recurring legal and professional expenses related to the pending merger with RBI. Executive transition, litigation and other professional expenses for the three months ended April 2, 2023 include executive recruiting and transition costs and other non-recurring professional expenses.
(3)The three months ended March 31, 2024 included other income, net, of $2.0 million, which was comprised of net gains from insurance recoveries of $1.5 million, a gain from condemnation of a property of $0.7 million and a loss on disposal of assets of $0.2 million.

(4)The three months ended April 2, 2023 included other income, net, of $1.5 million, which was comprised of net gains from insurance recoveries of $0.9 million, a gain of $0.8 million from the derecognition of a lease financing obligation associated with a prior sale leaseback transaction, and a loss on disposal of assets of $0.2 million.
(5)The income tax effect related to the adjustments to Adjusted Net Income was calculated using an incremental income tax rate of 25% for both the three months ended March 31, 2024 and April 2, 2023.
(6)Reflects the change in the valuation allowance on deferred income tax assets during the three months ended March 31, 2024 and April 2, 2023.
(7)Adjusted diluted net income per share is calculated based on Adjusted Net Income and the dilutive weighted average common shares outstanding for the respective periods, where applicable.
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
Operating Activities. Net cash provided by operating activities was $12.3 million in the first three months of 2024 compared to net cash provided by operating activities of $8.0 million in the first three months of 2023. The increase in the net cash provided was due primarily to an increase of $4.7 million in Adjusted EBITDA. Net working capital changes in the first three months of 2023 included a repayment of $10.8 million of employer payroll taxes deferred in 2020 under the CARES Act which is now fully repaid.
Investing Activities. Net cash used for investing activities in the first three months of 2024 and 2023 was $15.4 million and $6.9 million, respectively, reflecting higher levels of Burger King restaurant remodeling.
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

The following table sets forth our capital expenditures for the periods presented (dollar amounts in thousands):

	Three Months Ended
	March 31, 2024	April 2, 2023
New restaurant development	$2,582	$858
Restaurant remodeling	6,461	2,035
Other restaurant capital expenditures	4,289	3,774
Corporate and restaurant information systems	3,058	1,322
Total capital expenditures	$16,390	$7,989
Number of new restaurant openings, including relocations	1	—
In the first three months of 2024 and 2023, investing activities also included proceeds from insurance recoveries of $1.7 million and $1.1 million, respectively.
In the first three months of 2024, investing activities also included the purchase of one operating restaurant property to be sold in sale-leaseback transactions of $2.6 million and proceeds from sale of properties of $1.9 million.
Financing Activities. Net cash used in financing activities in the first three months of 2024 was $3.4 million and included a repurchase of treasury shares of $1.4 million, scheduled principal payments of $1.1 million of outstanding term B loans under our Senior Credit Facilities, and principal payments on finance leases of $0.9 million.
Net cash used in financing activities in the first three months of 2023 was $14.6 million and included repayment of $12.5 million of net revolving credit borrowings under our Senior Credit Facilities, principal payments of $1.1 million on the Term Loan B Facility and principal payments on finance leases of $0.8 million.
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
As of March 31, 2024, there were no revolving credit borrowings outstanding and $11.0 million of letters of credit issued under the Revolving Credit Facility. After reserving for issued letters of credit and outstanding revolving credit borrowings, $204.0 million was available for revolving credit borrowings at March 31, 2024 under the Revolving Credit Facility.
As there were no borrowings under the Revolving Credit Facility (and only $11.0 million of outstanding letters of credit) at March 31, 2024, we did not exceed 35% of the aggregate borrowing capacity, therefore no First Lien Leverage Ratio calculation was required. However, if we had been subject to the First Lien Leverage Ratio, the Company's First Lien Leverage Ratio was 0.66x to 1.00 as of March 31, 2024 which was below the required First Lien Leverage Ratio of 5.75x to 1.00. As a result, we do not expect to have to reduce our term loan borrowings mandatorily with Excess Cash Flow (as defined in the Senior Credit Facilities). We were in compliance with the financial covenants under our Senior Credit Facilities at March 31, 2024.
At March 31, 2024, borrowings under the Revolving Credit Facility and Term Loan B Facility each bore interest at a rate per annum equal to (a) the Alternate Base Rate (as defined in the Senior Credit Facilities) plus 2.25% or (b) Adjusted Term SOFR (as defined in the Senior Credit Facilities) plus 3.25% (subject to the interest rate swap as described below).
The weighted average interest rate for borrowings on long-term debt balances were 5.5% for the three months ended March 31, 2024 and 5.8% for the three months ended April 2, 2023.
The Term Loan B borrowings are due and payable in quarterly installments which began on September 30, 2019. Amounts outstanding at March 31, 2024 are due and payable as follows:
(i) eight quarterly installments of $1.1 million;
(ii) one final payment of $123.5 million on April 30, 2026.
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
We received payments of $1.4 million and $1.1 million to settle the interest rate swap during the three months ended March 31, 2024 and April 2, 2023, respectively.
The fair value of our interest rate swap agreement was an asset of $4.9 million as of March 31, 2024 and is included in long-term other assets in the accompanying condensed consolidated balance sheets. Changes in the fair value of the cash flow hedges included in the assessment of hedge effectiveness is recognized in accumulated other comprehensive income (loss). The amounts recorded in other comprehensive income (loss) will subsequently be reclassified to earnings as an increase or decrease to interest expense as realized through receipts or payments.

A table of our contractual obligations as of December 31, 2023 was included in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. There have been no significant changes to our contractual obligations during the three months ended March 31, 2024 other than as described under "—Recent and Future Events Affecting Our Results of Operations—Issuance of Notes and Amendments to our Senior Credit Facilities".
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
Application of Critical Accounting Estimates
Our unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in the "Significant Accounting Policies" footnote in the notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. Critical accounting estimates are those that require application of management's most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. There have been no material changes affecting our critical accounting policies or estimates previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Forward Looking Statements
This Quarterly Report on Form 10-Q contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Statements that are predictive in nature or that depend upon or refer to future events or conditions are forward-looking statements. These statements are often identified by the words "may", "might", "will", "should", "anticipate", "believe", "expect", "intend", "estimate", "hope", "plan" or similar expressions. In addition, expressions of our strategies, intentions or plans are also forward looking statements. These statements reflect management's current views with respect to future events and are subject to risks and uncertainties, both known and unknown. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their date. There are important factors that could cause actual results to differ materially from those in forward-looking statements, many of which are beyond our control. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected or implied in the forward-looking statements. We have identified significant factors that could cause actual results to differ materially from those stated or implied in the forward-looking statements. We believe important factors that could cause actual results to differ materially from our expectations include the following, in addition to other risks and uncertainties discussed herein and in our Annual Report on Form 10-K for the period ended December 31, 2023:
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
•Uncertainties related to the consummation of the Merger;
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
ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes from the information presented in Item 7A included in our Annual Report on Form 10-K for the year ended December 31, 2023 with respect to our market risk sensitive instruments.
A 1% change in interest rates would have resulted in no material change to interest expense for the three months ended March 31, 2024 and $0.2 million change to interest expense for the three months ended April 2, 2023.
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
Evaluation of Disclosure Controls and Procedures. We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2024.
Changes in Internal Control. During the three months ended March 31, 2024, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
We are a party to various litigation matters that arise in the ordinary course of business. We do not believe that the outcome of any of these other matters meet the disclosure or recognition standards, nor will they have a material adverse effect on our consolidated financial statements.
As of the date of this Current Report on Form 10-Q, four lawsuits have been filed in federal and state court by purported stockholders against the Company and members of the Board (collectively, the “Actions”) relating to the Merger. The Actions, in the order by which they were filed, are: (i) Andrew Sasser v. Carrols Restaurant Group, Inc., et al., No. 1:24-cv-01869 (S.D.N.Y.), filed on March 12, 2024, (ii) Robert Lacoff v. Thomas Curtis et al., No. 60999/2024 (N.Y.S.), filed on April 23, 2024, (iii) Kevin Walsh v. Carrols Restaurant Group, Inc. et al., No. 004258/2024 (N.Y.S.), filed on April 23, 2024 and (iv) Mary Philips v. Carrols Restaurant Group, Inc. et al., No. 004336/2024 (N.Y.S.), filed on April 24, 2024. The Sasser Action, alleges, among other things, that the Company and the Board filed or caused to be filed a materially false and misleading preliminary proxy statement with the SEC in violation of Section 14(a) and Section 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder. The Lacoff, Walsh and Philips Actions generally allege state law claims for breach of fiduciary duty, failure to disclose and aiding and abetting breach of fiduciary duty. Certain of the Actions seek, among other things, an injunction enjoining the stockholder vote at the Special Meeting or consummation of the Merger, rescission of the Merger in the event the Merger is consummated or awarding of rescissory damages, an order for the directors of the Company to exercise their fiduciary duties to disseminate a preliminary proxy statement that is not materially false or misleading and an award of costs, including reasonable attorneys’ and experts’ fees.
Although the Company believes that the claims in the Actions are wholly without merit and that no further disclosure is required under applicable law to supplement the proxy statement filed by the Company in connection with the Merger, the Company filed a supplement to the proxy statement on May 6, 2024 addressing alleged disclosure claims in order to eliminate the burden, expense and uncertainties inherent in such litigation, without admitting any liability or wrongdoing. On May 6, 2024, the plaintiff in the Lacoff Action (the sole Action that had sought an injunction enjoining the stockholder vote regarding the Merger) withdrew the motion for a preliminary injunction.
Item 1A. Risk Factors
Part I - Item 1A of the Annual Report on Form 10-K for the fiscal year ended December 31, 2023 describes important risk factors that could materially affect our business, consolidated financial condition or results of operations or cause our operating results to differ materially from the indicated or cause our operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-Q or presented elsewhere by management from time to time.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below reflects the shares of common stock we repurchased during the first quarter of 2024.

		Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January	Purchased January 1, 2024 to February 4, 2024	161,871	$8.42	—	$10,983,543
February	Purchased February 5, 2024 to March 3, 2024	—	—	—	$10,983,543
March	Purchased March 4, 2024 to March 31, 2024	6,821	$9.47	—	$10,983,543
	Total	168,692		—
(1) Represents shares withheld through net share settlements in order to meet individual tax withholding liability related to the vesting of restricted stock awards.
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information
None

Item 6. Exhibits
(a)The following exhibits are filed as part of this report.

Exhibit No.
10.1	Form of the First Amendment to Employment Agreement dated as of April 22, 2024 among Carrols Restaurant Group, Inc., Carrols Corporation and Deborah M. Derby#+
31.1	Chief Executive Officer's Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Carrols Restaurant Group, Inc.
31.2	Chief Financial Officer's Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Carrols Restaurant Group, Inc.
32.1	Chief Executive Officer's Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Carrols Restaurant Group, Inc.
32.2	Chief Financial Officer's Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Carrols Restaurant Group, Inc.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
# Filed herewith
+ Compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARROLS RESTAURANT GROUP, INC.

Date: May 9, 2024	/s/ Deborah M. Derby
(Signature)
Deborah M. Derby President and Chief Executive Officer

Date: May 9, 2024	/s/ Anthony E. Hull
(Signature)
Anthony E. Hull Executive Vice President, Chief Financial Officer and Treasurer